Form 10-Q
period 1996-06-29
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 1996-08-12
CIK 862861

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-19621

                  APPLIANCE RECYCLING CENTERS OF AMERICA, INC.



                                    MINNESOTA

                         (State or other jurisdiction of
                         incorporation or organization)
                              7400 Excelsior Blvd.
                        Minneapolis, Minnesota 55426-4517
                         (Address of principal executive
                                    offices)


                                   41-1454591
                                (I.R.S. Employer
                               Identification No.)


                                 (612) 930-9000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                    YES     __X__      NO _____

As of August 5, 1996, the number of shares outstanding of the registrant's no par value common stock was 4,547,077 shares.



                  APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

                                      INDEX

PART I.         FINANCIAL INFORMATION

      Item 1:   Financial Statements:

                Consolidated Balance Sheets as of
                June 29, 1996 and December 30, 1995

                Consolidated Statements of Operations for the Three and Six Months Ended June 29, 1996 and July 1, 1995

                Consolidated Statements of Cash Flows for the
                Six Months Ended June 29, 1996 and July 1, 1995

                Notes to Consolidated Financial Statements

      Item 2:   Management's Discussion and Analysis
                of Financial Condition and Results of Operations

PART II.        OTHER INFORMATION



Appliance Recycling Centers of America, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                                       June 29,       December 30,
                                                                                         1996             1995
                                                                                     ------------     ------------
ASSETS
Current Assets
    Cash and cash equivalents                                                        $    254,000     $  4,605,000
    Accounts receivable                                                                 1,386,000        1,382,000
    Inventories                                                                           986,000          426,000
    Other current assets                                                                  323,000          325,000
    Income taxes receivable                                                                70,000          106,000
    Deferred tax assets                                                                   277,000          277,000
                                                                                     ------------     ------------
            Total current assets                                                     $  3,296,000     $  7,121,000
                                                                                     ------------     ------------
Property and Equipment, at cost
    Land                                                                             $  2,103,000     $  2,101,000
    Buildings and improvements                                                          4,510,000        3,677,000
    Equipment                                                                           6,295,000        6,483,000
                                                                                     ------------     ------------
                                                                                     $ 12,908,000     $ 12,261,000
    Less accumulated depreciation                                                       4,221,000        3,973,000
                                                                                     ------------     ------------
            Net property and equipment                                               $  8,687,000     $  8,288,000
Other Assets                                                                              576,000          108,000
Deferred Tax Assets                                                                       373,000          373,000
                                                                                     ------------     ------------
            Total assets                                                             $ 12,932,000     $ 15,890,000
                                                                                     ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Note payable to bank                                                             $    250,000     $       --
    Current maturities of long-term obligations                                           496,000        1,041,000
    Accounts payable                                                                    1,675,000        1,536,000
    Accrued expenses                                                                      836,000        1,041,000
                                                                                     ------------     ------------
            Total current liabilities                                                $  3,257,000     $  3,618,000
Long-Term Obligations, less current maturities                                          1,813,000        2,084,000
                                                                                     ------------     ------------
            Total liabilities                                                        $  5,070,000     $  5,702,000
                                                                                     ------------     ------------
Shareholders' Equity
    Common Stock, no par value; authorized 20,000,000 shares; issued and outstanding 4,547,000 as of June 29, 1996
        and 4,227,000 as of December 30, 1995                                        $ 10,350,000     $  9,177,000
    Retained earnings (deficit)                                                        (2,466,000)       1,032,000
    Foreign currency translation adjustment                                               (22,000)         (21,000)
                                                                                     ------------     ------------
    Total shareholders' equity                                                       $  7,862,000     $ 10,188,000
                                                                                     ------------     ------------
            Total liabilities and shareholders' equity                               $ 12,932,000     $ 15,890,000
                                                                                     ============     ============

                 See Notes to Consolidated Financial Statements




Appliance Recycling Centers of America, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                            Three Months Ended                 Six Months Ended
                                                           June 29,         July 1,       June 29,         July 1,
                                                        ---------------------------     ---------------------------
                                                            1996            1995            1996            1995
                                                        -----------     -----------     -----------     -----------
Revenues
     Recycling revenues                                 $ 1,399,000     $ 3,073,000     $ 3,166,000     $ 5,797,000
     Appliance sales                                      1,351,000         435,000       2,185,000         778,000
     Byproduct revenues                                     523,000         504,000         982,000       1,105,000
                                                        -----------     -----------     -----------     -----------
     Net revenues                                       $ 3,273,000     $ 4,012,000     $ 6,333,000     $ 7,680,000
Cost of Revenues                                          2,692,000       2,476,000       5,542,000       4,885,000
                                                        -----------     -----------     -----------     -----------
     Gross profit                                       $   581,000     $ 1,536,000     $   791,000     $ 2,795,000
Selling, General and Administrative Expenses              2,209,000       1,417,000       4,256,000       2,754,000
                                                        -----------     -----------     -----------     -----------
     Operating income (loss)                            $(1,628,000)    $   119,000     $(3,465,000)    $    40,000
Other Income (Expense):
     Other income                                            84,000           6,000          70,000          37,000
     Interest income                                          4,000          56,000          32,000         108,000
     Interest expense                                       (66,000)        (67,000)       (135,000)       (139,000)
                                                        -----------     -----------     -----------     -----------
     Income (loss) before provision for income taxes    $(1,606,000)    $   114,000     $(3,498,000)    $    47,000
Provision for (Benefit of) Income Taxes                        --            53,000            --            25,000
                                                        -----------     -----------     -----------     -----------

     Net income (loss)                                  $(1,606,000)    $    61,000     $(3,498,000)    $    22,000
                                                        ===========     ===========     ===========     ===========


Net Earnings (Loss) per Common and
     Common Equivalent Share                            $     (0.36)    $      0.01     $     (0.80)    $      0.01
                                                        ===========     ===========     ===========     ===========

Weighted Average Number of Common and
     Common Equivalent Shares                             4,404,000       4,247,000       4,365,000       4,245,000
                                                        ===========     ===========     ===========     ===========


See Notes to Consolidated Financial Statements


Appliance Recycling Centers of America, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                            Six Months Ended
                                                                       June 29,          July 1,
                                                                     ---------------------------
                                                                         1996             1995
                                                                     -----------     -----------
Cash Flows from Operating Activities
     Net income (loss)                                               $(3,498,000)    $    22,000
     Adjustments to reconcile net income (loss) to net
         cash provided by (used in) operating activities:
     Depreciation and amortization                                       764,000         742,000
     Common Stock issued for services                                     30,000            --
     (Gain) loss on sale of equipment                                    (48,000)        (31,000)
     Deferred income taxes                                                  --           (28,000)
     Change in assets and liabilities, net of effects from
         acquisition of Universal Appliance Company, Inc.
         and Universal Appliance Recycling, Inc.:
     (Increase) decrease in:
         Receivables                                                     251,000       2,224,000
         Inventories                                                    (505,000)        (10,000)
         Other current assets                                             11,000          60,000
         Income taxes receivable                                          40,000         (48,000)
     (Increase) decrease in:
         Accounts payable                                                (37,000)       (212,000)
         Accrued expenses                                               (237,000)       (282,000)
         Income taxes payable                                            (23,000)       (427,000)
                                                                     -----------     -----------
              Net cash provided by (used in) operating activities    $(3,252,000)    $ 2,010,000
                                                                     -----------     -----------
Cash Flows from Investing Activities
     Purchase of equipment                                           $(1,147,000)    $  (249,000)
     Cash acquired for acquisition of Universal Appliance
         Company, Inc. and Universal Appliance Recycling, Inc.            26,000            --
     Payments for noncompete agreements                                 (110,000)           --
     Proceeds from disposal of equipment                                 153,000          76,000
                                                                     -----------     -----------
         Net cash provided by (used in) investing activities         $(1,078,000)    $  (173,000)
                                                                     -----------     -----------
Cash Flows from Financing Activities
     Increase (decrease) in note payable to bank                     $   250,000            --
     Payments on long-term obligations                                (1,024,000)       (393,000)
     Proceeds from placement of Common Stock                             700,000            --
     Proceeds and tax benefit from stock options                          54,000          88,000
                                                                     -----------     -----------
         Net cash provided by (used in) financing activities         $   (20,000)    $  (305,000)
                                                                     -----------     -----------
         Effect of foreign currency exchange rate changes
              on cash and cash equivalents                           $    (1,000)    $    12,000
                                                                     -----------     -----------
     Increase (decrease) in cash and cash equivalents                $(4,351,000)    $ 1,544,000
Cash and Cash Equivalents
     Beginning                                                         4,605,000       2,860,000
                                                                     -----------     -----------
     Ending                                                          $   254,000     $ 4,404,000
                                                                     ===========     ===========




Appliance Recycling Centers of America, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(Unaudited)

                                                                            Six Months Ended
                                                                       June 29,          July 1,
                                                                     ---------------------------
                                                                         1996             1995
                                                                     -----------     -----------
Supplemental Disclosures of Cash Flow Information
     Cash payments (receipts) for:
         Interest                                                    $ 136,000       $ 138,000
         Income taxes net of refunds                                 $  (9,000)      $ 422,000
                                                                     =========       =========
Supplemental Schedule of Noncash Investing and
     Financing Activities
         Acquisition of Universal Appliance Company, Inc. and
              Universal Appliance Recycling, Inc.
                  Working capital acquired, including cash
                      and cash equivalents of $26,000                  118,000            --
                  Fair value of other assets acquired,
                      principally property and equipment
                      and a noncompete agreement                       176,000            --
                  Value assigned to Goodwill                           302,000            --
                  Long-term debt assumed                              (207,000)           --
                                                                     ---------       ---------
                  Total consideration, 84,000
                      shares of Common Stock                         $ 389,000            --
                                                                     =========       =========



                 See Notes to Consolidated Financial Statements



Appliance Recycling Centers of America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Financial Statements - In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company and its subsidiaries as of June 29, 1996, and the results of operations for the three-month and six-month periods and its cash flows for the six-month periods ended June 29, 1996 and July 1, 1995. The results of operations for any interim period are not necessarily indicative of the results for the year. These interim consolidated financial statements should be read in conjunction with the Company's annual financial statements and related notes in the Company's Annual Report on Form 10-K for the year ended December 30, 1995.

2.      Accrued Expenses

        Accrued expenses were as follows:

                                           June 29,         December 30,
                                            1996                1995
                                         ----------          ----------
               Vacation                  $  183,000          $  171,000
               Payroll                      312,000             307,000
               Customer Deposit              90,000             140,000
               Other                        251,000             423,000
                                         ----------          ----------
                                         $  836,000          $1,041,000
                                         ==========          ==========


PART I:  ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the Company's level of operation and financial condition. This discussion should be read with the consolidated financial statements appearing in Item 1.

RESULTS OF OPERATIONS

        Net revenues for the three and six months ended June 29, 1996 were $3,273,000 and $6,333,000, respectively, compared to $4,012,000 and
        $7,680,000 for the same periods in the prior year. Recycling revenues for the three and six months ended June 29, 1996 decreased by $1,674,000 and $2,631,000, respectively, from the same periods in the prior year. The decreases were primarily due to decreased revenues from contracts with electric utility programs. The Company expects recycling revenues for the last six months of 1996 to decrease when compared to the same period in the prior year but to increase when compared to the first six months of 1996.

        Appliance sales for the three and six months ended June 29, 1996 increased by $916,000 and $1,407,000, respectively, over the same periods in the prior year. The increases were primarily due to the Company's expansion of its retail business through a new chain of stores under the name "Encore Recycled Appliances." As of June 29, 1996 the Company had 30 retail locations compared to three as of July 1, 1995 and ten as of January 1, 1996. The Company expects a significant increase in revenues generated from appliance sales compared to the prior year as sales volumes continue to increase at the retail locations. The Company expects to open an additional two to three retail stores during the remaining six months of 1996.

        Byproduct revenues for the three months ended June 29, 1996 increased by $19,000 over the same period in the prior year, but decreased by $123,000 for the six months ended June 29, 1996 from the same period in the prior year. The decrease was primarily due to reduced sales of reclaimed chlorofluorocarbons ("CFCs") partially offset by higher sales of scrap metals. The Company expects a small increase in byproduct revenues in the remaining six months of 1996 compared to the first six months of 1996.

        Gross profit as a percentage of net revenues decreased to 17.7% for the three months and 12.5% for the six months ended June 29, 1996 from 38.3% for the three months and 36.4% for the six months ended July 1, 1995. The decrease between the three and six months ended June 29, 1996 compared to the same periods in the prior year was primarily due to inefficiencies in the conversion to add appliance reconditioning capabilities to 6 of the Company's 11 recycling centers. Gross profit as a percentage of net revenues increased from 7.3% for the first quarter of 1996 to 17.7% for the second quarter of 1996. The Company expects gross profit as a percentage of revenues to increase in the third and fourth quarters of 1996 when compared to the first and second quarters of 1996 due to improved efficiencies in appliance reconditioning. Due to the expiration of utility contracts and the implementation of cost-cutting programs, four recycling centers were closed in the second quarter of 1996 leaving seven centers open as of June 29, 1996. The Company believes the gross margin rate will continue to improve throughout the remainder of the year. Gross profit margin for any single period, however, will be affected favorably or unfavorably by numerous factors, including volume of appliances recycled, training of personnel, speed at which appliance sales increase, costs incurred in opening new retail stores and the price and volume of byproduct revenues.

        Selling, general and administrative expenses for the three and six months ended June 29, 1996 increased to $2,209,000 and $4,256,000, respectively, from $1,417,000 and $2,754,000 in the same periods of 1995. The increases in the three and six months ended June 29, 1996 were primarily due to costs associated with 30 retail stores compared to three retail stores in the same period in the prior year and by a small increase in general and administrative expenses. The Company expects total selling, general and administrative expenses for the last six months of 1996 to be slightly less than the total for the first six months of 1996. The Company expects an increase in selling expenses to be offset by reductions in general and administrative expenses.

        Interest income decreased to $4,000 from $56,000 for the three months and to $32,000 from $108,000 for the six months ended June 29, 1996 compared to the same periods in 1995. The decrease in interest income for the three and six months ended June 29, 1996 resulted from lower cash balances when compared to the same periods in the prior year.

        Interest expense was $66,000 for the three months and $135,000 for the six months ended June 29, 1996 compared to $67,000 and $139,000 for the same periods in 1995.

        During the first six months of 1996, the Company recorded a valuation allowance of approximately $1,390,000, and accordingly, no tax benefit was recorded for the first six months of 1996. $400,000 of the deferred tax assets as of June 29, 1996 will be realized by carrybacks to prior taxable years and the realization of the remaining deferred tax assets is dependent upon future taxable income.

        The Company recorded a net loss of $1,606,000 for the three months and $3,498,000 for the six months ended June 29, 1996 compared to a net income of $61,000 and $22,000 in the same periods of 1995. The increase in loss was primarily due to the increased operational expenses and increased selling, general and administrative expenses associated with the development of the Company's retail business. The Company expects losses for the remaining six months of 1996 to continue but to be reduced substantially as utility revenue, appliance sales and byproduct revenue are expected to increase during the last six months of 1996 compared to the first six months of 1996.

LIQUIDITY AND CAPITAL RESOURCES

        At June 29, 1996, the Company's working capital was $39,000 compared to $3,503,000 at December 30, 1995. Cash and cash equivalents decreased to $254,000 at June 29, 1996 from $4,605,000 at December 30, 1995. Net cash used in operating activities was $3,252,000 for the six months ended June 29, 1996 compared to net cash provided by operating activities of $2,010,000 in the same period of 1995. The decrease in cash provided by operating activities was primarily due to the net loss from operations and an increase in inventory offset by depreciation and a decrease in accounts receivable. The Company anticipates its net cash used in operating activities will decrease significantly for the remaining six months of 1996 compared to the first six months of 1996 due to anticipated increases in sales and corresponding margins.

        The Company's capital expenditures were approximately $1,147,000 and $249,000 for the six months ended June 29, 1996 and July 1, 1995, respectively. The 1996 capital expenditures were primarily related to leasehold improvements to the Company's recycling centers and additional retail stores. The Company had no material purchase commitments for assets as of June 29, 1996.

        On January 2, 1996, the Company acquired Universal Appliance Company, Inc. and Universal Appliance Recycling, Inc., Washington, D.C.-based companies, by exchanging a total of 84,000 shares of its Common Stock for 100% ownership of the respective companies. The acquisitions were accounted for as an asset purchase. In addition, selling shareholders can earn up to a total of 100,000 shares of Company stock in contingent consideration over the next four years. Also, the selling shareholders received a total of $110,000 under noncompete agreements.

        The Company had a bank line of credit of $2,500,000 which expired in April 1996. The Company had no borrowings under the line. The Company has negotiated a revised bank line of credit in the amount of $400,000 which expires October 1, 1996. Advances under the line are secured by all receivables, are subject to borrowing base requirements, require the Company to meet certain financial covenants, are due on demand and bear interest at three percentage points above the bank's base rate. As of June 29, 1996 the Company was not in compliance with the required financial covenants. The bank's base rate as of June 29, 1996 was 8.25%. As of June 29, 1996 the Company has borrowed $250,000 from the line of credit.

        In May 1996, $700,000 was raised in a private placement of Common Stock to an institutional investor that currently holds approximately 15% of the outstanding shares. These proceeds were used to pay off an equipment loan of $480,000 and for additional working capital. The proceeds were raised from selling 200,000 shares at $3.50 each.

        The Company anticipates that its current cash balance, existing and anticipated financing, and bank line of credit will be sufficient to finance its operations and capital expenditures during the remainder of 1996. The Company's total capital requirements will depend on the number, size and timing of recycling centers and retail stores added during the year. If the Company does not achieve its planned revenue levels or expenses are higher than anticipated, the Company may require additional capital to finance operations. Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity or other securities.

        Statements regarding the Company's operations, performance and results for 1996, including the increase in revenues from utility revenue, appliance sales and byproduct revenue and the improvement of the gross margin rate, discussed herein are forward-looking and therefore are subject to certain risks and uncertainties. Certain events that could significantly affect the 1996 results include the speed at which Encore stores reach profitability, whether new stores are able to attain planned revenue levels, higher than expected costs and expenses (including costs of new store openings and increased equipment costs associated with opening retail stores), recycling programs reaching planned revenue levels, and the availability of sufficient capital to cover start-up and other costs until revenues from operations are available.


PART II.                    OTHER INFORMATION

ITEM 1 -    LEGAL PROCEEDINGS - None

ITEM 2 -    CHANGES IN SECURITIES  - None

ITEM 3 -    DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4 -    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            On May 2, 1996 the Annual Meeting of the Shareholders of Appliance Recycling Centers of America, Inc. was held to obtain the approval of shareholders of record as of March 15, 1996 in connection with the two matters indicated below. Following is a brief description of each matter voted on at the meeting and the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes, as to each matter:

                                              Vote
                  -------------------------------------------------------------
                  Matter                             For     Withhold Authority
                  ------                             ---     ------------------
               1. Election of Directors:
                  Edward R. Cameron               3,721,024       19,330
                  George B. Bonniwell             3,721,424       18,930
                  Duane S. Carlson                3,720,524       19,830
                  Harry W. Spell                  3,720,444       19,910

               2. Ratification of McGladrey & Pullen, LLP as independent
                  public accountants for 1996.

                                                Vote
                     ------------------------------------------------------
                     For                Against     Abstain       Not Voted
                     3,710,969          11,060      18,325        0


ITEM 5 -    OTHER INFORMATION - None

ITEM 6 -    EXHIBITS AND REPORTS ON FORM 8-K

                 (a) Exhibit No. 27 - Financial Data Schedule

                 (b) The Company did not file any reports on Form 8-K during the three months ended June 29, 1996.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 Appliance Recycling Centers of America, Inc.
                                                  Registrant





Date:  August 9, 1996             /s/Edward R. Cameron
                                 -----------------------------------
                                     Edward R. Cameron
                                     President


Date:  August 9, 1996             /s/Kent S. McCoy
                                 -------------------------------
                                     Kent S. McCoy
                                     Vice President of Finance, Treasurer