Form 10-Q
period 1996-09-28
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 1996-11-12
CIK 862861

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 28, 1996

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-19621

                  APPLIANCE RECYCLING CENTERS OF AMERICA, INC.



                MINNESOTA                                   41-1454591
                                                         (I.R.S. Employer
     (State or other jurisdiction of                    Identification No.)
     incorporation or organization)
          7400 Excelsior Blvd.
    Minneapolis, Minnesota 55426-4517
 (Address of principal executive offices)



                                 (612) 930-9000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                    YES  __X___        NO  ______

As of November 12, 1996, the number of shares outstanding of the registrant's no par value common stock was 4,546,917 shares.


                  APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

                                      INDEX

PART I.         FINANCIAL INFORMATION

      Item 1:   Financial Statements:

                Consolidated Balance Sheets as of
                September 28, 1996 and December 30, 1995

                Consolidated Statements of Operations for the Three and Nine Months Ended September 28, 1996 and September 30, 1995

                Consolidated Statements of Cash Flows for the Nine Months Ended September 28, 1996 and September 30, 1995

                Notes to Consolidated Financial Statements

      Item 2:   Management's Discussion and Analysis
                of Financial Condition and Results of Operations

PART II.        OTHER INFORMATION




Appliance Recycling Centers of America, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                              September 28,        December 30,
                                                                                       1996                1995
-------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
    Cash and cash equivalents                                                 $     206,000       $   4,605,000
    Accounts receivable                                                           1,596,000           1,382,000
    Inventories                                                                     808,000             426,000
    Other current assets                                                            293,000             325,000
    Income taxes receivable                                                           4,000             106,000
    Deferred tax assets                                                             248,000             277,000
---------------------------------------------------------------------------------------------------------------
            Total current assets                                              $   3,155,000       $   7,121,000
---------------------------------------------------------------------------------------------------------------
Property and Equipment, at cost
    Land                                                                      $   2,103,000       $   2,101,000
    Buildings and improvements                                                    4,564,000           3,677,000
    Equipment                                                                     6,155,000           6,483,000
---------------------------------------------------------------------------------------------------------------
                                                                              $  12,822,000       $  12,261,000
    Less accumulated depreciation                                                 4,517,000           3,973,000
---------------------------------------------------------------------------------------------------------------
            Net property and equipment                                        $   8,305,000       $   8,288,000
Other Assets                                                                        562,000             108,000
Deferred Tax Assets                                                                 373,000             373,000
---------------------------------------------------------------------------------------------------------------
            Total assets                                                      $12,395,000         $  15,890,000
===============================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Note payable to bank                                                      $   1,169,000       $           -
    Current maturities of long-term obligations                                     243,000           1,041,000
    Accounts payable                                                              1,437,000           1,536,000
    Accrued expenses                                                                649,000           1,041,000
---------------------------------------------------------------------------------------------------------------
            Total current liabilities                                         $   3,498,000       $   3,618,000
Long-Term Obligations, less current maturities                                    1,758,000           2,084,000
---------------------------------------------------------------------------------------------------------------
            Total liabilities                                                 $   5,256,000       $   5,702,000
---------------------------------------------------------------------------------------------------------------
Shareholders' Equity
    Common Stock, no par value; authorized 20,000,000 shares; issued and outstanding 4,547,000 as of September 28, 1996
        and 4,227,000 as of December 30, 1995                                 $  10,350,000       $   9,177,000
    Retained earnings (deficit)                                                  (3,211,000)          1,032,000
    Foreign currency translation adjustment                                               -             (21,000)
----------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                                $   7,139,000       $  10,188,000
----------------------------------------------------------------------------------------------------------------
            Total liabilities and shareholders' equity                        $  12,395,000       $  15,890,000
================================================================================================================


                 See Notes to Consolidated Financial Statements.




Appliance Recycling Centers of America, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                      Three Months Ended                    Nine Months Ended
                                                               September 28,     September 30,        September 28,   September 30,
                                                             ---------------- ----------------- -------------------- --------------
                                                                        1996              1995                 1996           1995
-----------------------------------------------------------------------------------------------------------------------------------
Revenues
     Recycling revenues                                   $  1,834,000       $  3,496,000       $  5,000,000       $  9,293,000
     Appliance sales                                         1,666,000            510,000          3,851,000          1,288,000
     Byproduct revenues                                        701,000            534,000          1,682,000          1,639,000
-----------------------------------------------------------------------------------------------------------------------------------
     Net revenues                                         $  4,201,000       $  4,540,000       $ 10,533,000       $ 12,220,000
Cost of Revenues                                             2,772,000          2,873,000          8,314,000          7,757,000
-----------------------------------------------------------------------------------------------------------------------------------
     Gross profit                                         $  1,429,000       $  1,667,000       $  2,219,000       $  4,463,000
Selling, General and Administrative Expenses                 2,130,000          1,537,000          6,385,000          4,291,000
-----------------------------------------------------------------------------------------------------------------------------------
     Operating income (loss)                              $   (701,000)      $    130,000       $ (4,166,000)      $    172,000
Other Income (Expense):
     Other income                                               21,000              7,000             92,000             44,000
     Interest income                                             2,000             53,000             34,000            160,000
     Interest expense                                          (67,000)           (60,000)          (203,000)          (198,000)
-----------------------------------------------------------------------------------------------------------------------------------
     Income (loss) before provision for income taxes      $   (745,000)      $    130,000       $ (4,243,000)      $    178,000
Provision for (Benefit of) Income Taxes                           --               49,000               --               74,000
-----------------------------------------------------------------------------------------------------------------------------------
     Net income (loss)                                    $   (745,000)      $     81,000       $ (4,243,000)      $    104,000
===================================================================================================================================
Net Earnings (Loss) per Common and
     Common Equivalent Share                              $      (0.16)      $       0.02       $      (0.96)      $       0.02
===================================================================================================================================
Weighted Average Number of Common and
     Common Equivalent Shares                                4,547,000          4,282,000          4,425,000          4,257,000
===================================================================================================================================


See Notes to Consolidated Financial Statements



Appliance Recycling Centers of America, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                                    Nine Months Ended
                                                                           September 28,         September 30,
                                                                       ------------------ ---------------------
                                                                                    1996                  1995
---------------------------------------------------------------------- ------------------ ---------------------
Cash Flows from Operating Activities
     Net income (loss)                                                    $  (4,243,000)         $     104,000
     Adjustments to reconcile net income (loss) to net
         cash provided by (used in) operating activities:
     Depreciation and amortization                                             1,148,000             1,133,000
     Common Stock issued for services                                             30,000                     -
     (Gain) loss on sale of equipment                                           (76,000)                32,000
     Deferred income taxes                                                        29,000              (27,000)
     Change in assets and liabilities, net of effects from
         acquisition of Universal Appliance Company, Inc.
         and Universal Appliance Recycling, Inc.:
     (Increase) decrease in:
         Receivables                                                              41,000             1,934,000
         Inventories                                                           (327,000)              (67,000)
         Other current assets                                                     41,000              (47,000)
         Income taxes receivable                                                 106,000              (71,000)
     (Increase) decrease in:
         Accounts payable                                                      (270,000)               255,000
         Accrued expenses                                                      (424,000)             (482,000)
         Income taxes payable                                                   (28,000)             (429,000)
---------------------------------------------------------------------- ------------------ ---------------------
              Net cash provided by (used in) operating activities         $  (3,973,000)         $   2,335,000
---------------------------------------------------------------------- ------------------ ---------------------
Cash Flows from Investing Activities
     Purchase of equipment                                                $  (1,226,000)         $ (1,273,000)
     Cash acquired for acquisition of Universal Appliance
         Company, Inc. and Universal Appliance Recycling, Inc.                    26,000                     -
     Payments for noncompete agreements                                        (110,000)                     -
     Proceeds from disposal of equipment                                         272,000               151,000
---------------------------------------------------------------------- ------------------ ---------------------
         Net cash provided by (used in) investing activities               $  (1,038,000)        $ (1,122,000)
---------------------------------------------------------------------- ------------------ ---------------------
Cash Flows from Financing Activities
     Increase (decrease) in note payable to bank                           $   1,169,000                     -
     Payments on long-term obligations                                       (1,332,000)             (591,000)
     Proceeds from long-term debt borrowing                                            -               712,000
     Proceeds from placement of Common Stock                                     700,000                     -
     Proceeds and tax benefit from stock options                                  54,000               180,000
---------------------------------------------------------------------- ------------------ ---------------------
         Net cash provided by (used in) financing activities              $      591,000          $    301,000
---------------------------------------------------------------------- ------------------ ---------------------
         Effect of foreign currency exchange rate changes
              on cash and cash equivalents                                $       21,000          $     21,000
---------------------------------------------------------------------- ------------------ ---------------------
     Increase (decrease) in cash and cash equivalents                     $  (4,399,000)          $  1,535,000
Cash and Cash Equivalents
     Beginning                                                                 4,605,000             2,860,000
---------------------------------------------------------------------- ------------------ ---------------------
     Ending                                                               $      206,000          $  4,395,000
====================================================================== ================== =====================





Appliance Recycling Centers of America, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(Unaudited)

                                                                                        Nine Months Ended
                                                                             September 28,       September 30,
                                                                         ------------------ -------------------
                                                                                      1996                1995
------------------------------------------------------------------------ ------------------ -------------------
Supplemental Disclosures of Cash Flow Information
     Cash payments (receipts) for:
         Interest                                                              $   202,000         $   208,000
         Income taxes net of refunds                                           $ (103,000)         $   480,000
======================================================================== ================== ===================
Supplemental Schedule of Noncash Investing and
     Financing Activities
         Long-term obligations incurred on purchase of equipment                         -        $    712,000
------------------------------------------------------------------------ ------------------ -------------------
         Acquisition of Universal Appliance Company, Inc. and
              Universal Appliance Recycling, Inc.
                  Working capital acquired, including cash and cash
                      equivalents of $26,000                                    $  118,000                   -
                  Fair value of other assets acquired, principally
                      property and equipment and a
                      noncompete agreement                                         176,000                   -
                  Value assigned to Goodwill                                       302,000                   -
                  Long-term debt assumed                                         (207,000)                   -
------------------------------------------------------------------------ ------------------ -------------------
                  Total consideration, 84,000 shares of Common Stock            $  389,000                   -
======================================================================== ================== ===================


                 See Notes to Consolidated Financial Statements.



Appliance Recycling Centers of America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Financial Statements - In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company and its subsidiaries as of September 28, 1996, and the results of operations for the three-month and nine-month periods and its cash flows for the nine-month periods ended September 28, 1996 and September 30, 1995. The results of operations for any interim period are not necessarily indicative of the results for the year. These interim consolidated financial statements should be read in conjunction with the Company's annual financial statements and related notes in the Company's Annual Report on Form 10-K for the year ended December 30, 1995.

2.      Accrued Expenses
        Accrued expenses were as follows:

                                      September 28,             December 30,
                                              1996                      1995
               Vacation              $     167,000               $   171,000
               Payroll                     125,000                   307,000
               Customer Deposit             46,000                   140,000
               Other                       311,000                   423,000
                                     -------------               -----------
                                     $     649,000               $ 1,041,000
                                     =============               ===========


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

RESULTS OF OPERATIONS

        Net revenues for the three and nine months ended September 28, 1996 were $4,201,000 and $10,533,000, respectively, compared to $4,540,000 and
        $12,220,000 for the same periods in the prior year. Recycling revenues for the three and nine months ended September 28, 1996 decreased by $1,662,000 and $4,293,000, respectively, from the same periods in the prior year. The decreases were primarily due to decreased revenues from contracts with electric utility programs. In mid-September 1996, the Company and Southern California Edison Company ("California Edison") entered into a contract to extend the refrigerator recycling program with the Company through 1997, subject to approval of funding for 1997 by the California Public Utilities Commission ("CPUC"). The CPUC is currently expected to act by the end of 1996. Under the terms of the new contract, California Edison has specified minimum refrigerator recycling volumes of approximately 25,000 units in 1996 and approximately 30,000 units in 1997, which are expected to generate revenues of approximately $3 million in 1996 and $3.5 million in 1997. Through the third quarter of 1996, the Company had realized approximately $2.1 million in revenues pursuant to this agreement. The program is subject to cancellation by the CPUC if certain cost effectiveness ratios are not met by the California Edison program.

        Appliance sales for the three and nine months ended September 28, 1996 increased by $1,156,000 and $2,563,000, respectively, over the same periods in the prior year. The increases were primarily due to the Company's expansion of its retail business through a new chain of stores under the name "Encore Recycled Appliances." As of September 28, 1996 the Company operated 26 retail locations and seven recycling centers compared to six retail locations and 11 recycling centers as of September 30, 1995. On October 31, 1996, the Company announced that it intended to withdraw from three under-performing markets during the fourth quarter of 1996. The Company currently anticipates closing 12 retail locations and three recycling centers. The Company is closing all of its retail locations and centers in Washington, D.C./Baltimore, Maryland; Hartford, Connecticut; and Oakland, California. In addition, the Company is closing its retail outlets in Southern California, but will continue to operate its Los Angeles recycling center, which will process the units from the California Edison program. No new stores are currently expected to be opened until after 1997.

        Byproduct revenues for the three and nine months ended September 28, 1996 increased by $167,000 and $43,000 over the same periods in the prior year. The increase was primarily due to increased sales of reclaimed chlorofluorocarbons ("CFCs") and scrap metals. The Company expects a small increase in total byproduct revenues for 1996 when compared to the prior year.

        Gross profit as a percentage of net revenues decreased to 34.0% for the three months and 21.1% for the nine months ended September 28, 1996 from 36.7% for the three months and 36.5% for the nine months ended September 30, 1995. The decrease between the three and nine months ended September 28, 1996 compared to the same periods in the prior year was primarily due to inefficiencies in the conversion to add appliance reconditioning capabilities to six of the Company's 11 then-operating recycling centers. Gross profit as a percentage of net revenues increased from 7.3% for the first quarter of 1996 to 17.7% for the second quarter of 1996 to 34.0% for the third quarter of 1996. Due to the expiration of utility contracts and the implementation of cost-cutting programs, four recycling centers were closed in the second quarter of 1996 leaving seven centers open as of September 28, 1996. On October 31, 1996, the Company announced that it intended to withdraw from three under-performing markets during the fourth quarter of 1996. The Company currently anticipates closing 12 retail stores and three recycling centers. The Company expects the gross margin rate will significantly decrease for the last three months of 1996 compared to the first nine months of 1996 due to write-offs and other significant expenses related to the closing of retail stores and recycling centers.

        Selling, general and administrative expenses for the three and nine months ended September 28, 1996 increased to $2,130,000 and $6,385,000, respectively, from $1,537,000 and $4,291,000 in the same periods of 1995. The increases in the three and nine months ended September 28, 1996 were primarily due to costs associated with operating 26 retail stores at September 28, 1996 compared to operating six retail stores in the same period in the prior year, and by a small increase in general and administrative expenses. During the first nine months of 1996, 23 retail stores were opened and six retail stores were closed. During the fourth quarter of 1996, an additional 12 retail stores and three recycling centers are anticipated to be closed. The Company expects total selling, general and administrative expenses for the last three months of 1996 to be substantially higher than the total for the third quarter of 1996 due to expenses related to the closing of retail stores and recycling centers.

        Interest income decreased to $2,000 from $53,000 for the three months and to $34,000 from $160,000 for the nine months ended September 28, 1996 compared to the same periods in 1995. The decrease in interest income for the three and nine months ended September 28, 1996 resulted from lower cash balances when compared to the same periods in the prior year.

        Interest expense was $67,000 for the three months and $203,000 for the nine months ended September 28, 1996 compared to $60,000 and $198,000 for the same periods in 1995.

        During the first nine months of 1996, the Company recorded a valuation allowance of approximately $1,700,000, and accordingly, no tax benefit was recorded for the first nine months of 1996. $400,000 of the deferred tax assets as of September 28, 1996 will be realized by carrybacks to prior taxable years and the realization of the remaining deferred tax assets is dependent upon future taxable income.

        The Company recorded a net loss of $745,000 for the three months and $4,243,000 for the nine months ended September 28, 1996 compared to a net income of $81,000 and $104,000 in the same periods of 1995. The increase in loss was primarily due to the increased operational expenses and increased selling, general and administrative expenses associated with the development of the Company's retail business. The Company expects the loss for the remaining three months of 1996 to be significantly larger than initially expected due primarily to additional write-offs and other significant expenses related to the closing of retail stores and recycling centers.

LIQUIDITY AND CAPITAL RESOURCES

        At September 28, 1996, the Company had a working capital deficit of $343,000 compared to a working capital surplus of $3,503,000 at December 30, 1995. Cash and cash equivalents decreased to $206,000 at September 28,1996 from $4,605,000 at December 30, 1995. Net cash used in operating activities was $3,973,000 for the nine months ended September 28, 1996 compared to net cash provided by operating activities of $2,335,000 in the same period of 1995. The decrease in cash provided by operating activities was primarily due to the net loss from operations and an increase in inventory offset by depreciation and a decrease in accounts receivable.

        The Company's capital expenditures were approximately $1,226,000 and $1,273,000 for the nine months ended September 28, 1996 and September 30, 1995, respectively. The 1996 capital expenditures were primarily related to leasehold improvements to the Company's recycling centers and additional retail stores. The Company had no material purchase commitments for assets as of September 28, 1996. The announced closing of certain retail stores will result in a loss of the capital investments in these leasehold improvements, which could be significant. The Company doesn't plan any major purchase commitments for the next 12 months.

        The Company had a bank line of credit of $2,500,000 which expired in April 1996. The Company had no borrowings under the line. The Company negotiated a revised bank line of credit in the amount of $400,000 which was to expire October 1, 1996. In August 1996, the Company entered into a $1.5 million line of credit with Spectrum Commercial Services, a division of Lyons Financial Services, Inc. ("Spectrum"), which replaced the existing $400,000 bank line of credit. On November 8, 1996, the line of credit was amended to increase the line to $2.0 million, of which approximately $1.4 million is currently drawn. The amended line of credit is secured by the receivables, inventory, equipment, real estate and other assets of the Company and a portion is guaranteed by the President of the Company. The line of credit provides for a stated maturity date of August 30, 1999, and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time. The amended loan provides for a rate of interest equal to 5 percentage points over the prime lending rate per annum, but never less than 10% per annum (the current rate is 13-1/4%), and minimum monthly interest payments of $10,000 regardless of the outstanding principal balance. Upon an event of default, the interest may increase by 6% per annum. The loan also requires that the Company meet certain financial covenants, provides payment penalties for noncompliance, contains certain prepayment penalties, provides for annual fees for administration of the loan and for maintenance of the line of credit, limits the amount of other debt the Company can incur, and limits the amount of spending on fixed assets. As of September 28, 1996 the Company was not in compliance with certain financial covenants under the current line of credit. As of November 8, 1996, Spectrum has waived the noncompliance with certain financial covenants.

        In May 1996, $700,000 was raised in a private placement of Common Stock to an institutional investor that currently holds approximately 15% of the outstanding shares. These proceeds were used to pay off an equipment loan of $480,000 and for additional working capital. The proceeds were raised from selling 200,000 shares at $3.50 each.

        The Company filed a registration statement on Form S-3 to register for resale, pursuant to certain registration rights agreements, 319,355 shares of Common Stock held by certain shareholders, including the 200,000 shares referred to above. The registration statement became effective on November 8, 1996.

        On March 26, 1996 the Company announced it signed a letter of intent to acquire the assets of Appliance Distributors of Texas, Inc., a reconditioned appliance retailer and recycler based in Austin, Texas, subject to the Company's due diligence and negotiation of definitive agreements. The Company has decided not to go forward with this acquisition.

        The Company anticipates that its current cash balance, existing and anticipated equipment financing, and current line of credit will be sufficient to finance its operations and capital expenditures through December 1997. The Company's total capital requirements will depend, among other things as discussed below, on the number of recycling centers operated and the number and size of retail stores operating during the fiscal year. Currently, the Company has seven centers and 26 stores in operation and expects to close three centers and 12 retail stores by year end. If revenues are lower than anticipated, or expenses (including expenses associated with store closings) are higher than anticipated, the Company may require additional capital to finance operations and expansion. Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity or other securities. There can be no assurance that such additional sources of financing will be available or available on terms satisfactory to the Company or permitted by the Company's current lender.

        Statements regarding the Company's operations, performance and results and anticipated liquidity, discussed herein are forward-looking and therefore are subject to certain risks and uncertainties, including those discussed herein. In addition, any forward-looking information regarding the operations of the Company will be subject to the amount of the write-offs and costs associated with the closing of retail stores and centers discussed previously, whether planned revenue levels are attained by individual stores, the speed at which Encore stores reach profitability, whether costs and expenses are realized at higher than expected levels (including continued costs of conversion of existing recycling centers to support the appliance resale aspect of the Company's business), the Company's ability to secure an adequate supply of used appliances for resale, the continued availability of the Company's current line of credit, and the ability of California Edison to deliver units under its contract with the Company and the timing of such delivery.


PART II.                    OTHER INFORMATION



ITEM 1 -    LEGAL PROCEEDINGS - None
            -----------------

ITEM 2 -    CHANGES IN SECURITIES  - None
            ---------------------

ITEM 3 -    DEFAULTS UPON SENIOR SECURITIES - None
            -------------------------------

ITEM 4 -    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ---------------------------------------------------

                 None

ITEM 5 -    OTHER INFORMATION - None
            -----------------

ITEM 6 -    EXHIBITS AND REPORTS ON FORM 8-K

                 (a)       Exhibit 10.14:
                           Agreement between Southern California Edison Company and Appliance Recycling Centers of America, Inc. for Refrigerator Recycling and Hazardous Materials Disposal dated May 7, 1996.

                           Exhibit 10.15:
                           Line of credit between Appliance Recycling Centers of America, Inc. and Spectrum Commercial Services, a division of Lyons Financial Services, Inc., dated August 30, 1996.

                           Exhibit 10.16
                           Amended line of credit between Appliance Recycling Centers of America, Inc. and Spectrum Commercial Services, a division of Lyons Financial Services, Inc. dated November 8, 1996.

                           Exhibit 27 - Financial Data Schedule

                 (b) The Company did not file any reports on Form 8-K during the three months ended September 28, 1996.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Appliance Recycling Centers of America, Inc.
                                                    Registrant





Date:  November 12, 1996                          /s/Edward R. Cameron
                                   -----------------------------------
                                                    Edward R. Cameron
                                                    President





Date:  November 12, 1996                          /s/Kent S. McCoy
                                   -------------------------------
                                                    Kent S. McCoy
                                                    Vice President of Finance,
                                                    Treasurer