Form 10-K405
period 1996-12-28
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 1997-03-28
CIK 862861

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 28, 1996
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-19621

                  APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
             (Exact name of registrant as specified in its charter)

         MINNESOTA                                             41-1454591
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

7400 EXCELSIOR BOULEVARD, MINNEAPOLIS, MINNESOTA               55426-4517
  (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code: 612-930-9000

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  COMMON STOCK,
                                                             WITHOUT PAR VALUE
                                                              (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 24, 1997, the aggregate market value of the voting stock held by nonaffiliates of the registrant, computed by reference to the average of the high and low prices on such date as reported by the Nasdaq SmallCap Market, was $2,841,860.

As of March 24, 1997, there were outstanding 1,136,744 shares of the registrant's Common Stock, without par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement dated March 24, 1997, are incorporated by reference into Part III hereof.


                                TABLE OF CONTENTS



                                     PART I

Item 1.    Business
                  General
                  Industry Background
                  Company Background
                  Customers and Source of Supply
                  Company Operations
                  Principal Product and Services
                  Sales and Marketing
                  Seasonality
                  Competition
                  Government Regulation
                  Employees
Item 2.    Properties
Item 3.    Legal Proceedings
Item 4.    Submission of Matters to a Vote of Security Holders

                                     PART II

Item 5.    Market for the Company's Common Equity and Related Shareholder
           Matters
Item 6.    Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 8.    Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                    PART III

Item 10. Directors and Executive Officers of the Company
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

SIGNATURES
INDEX TO EXHIBITS


                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Appliance Recycling Centers of America, Inc., together with its operating subsidiaries ("ARCA" or the "Company") provides a comprehensive range of services for large-scale collection, reuse and recycling of major household appliances in an environmentally sound manner. The Company provides its customers with integrated processes and programs addressing the solid waste management, environmental and energy conservation issues involved with appliance disposal and recycling. The Company generates revenues from fees charged for the disposal of appliances, the sale of materials generated from processed appliances (byproduct revenues) and the sale of reconditioned appliances through a chain of Company-owned retail stores called Encore(R) Recycled Appliances ("Encore").

         The Company was incorporated in Minnesota in 1983, although through its predecessors, it commenced the appliance recycling business in 1976. The Company's principal office is located at 7400 Excelsior Boulevard, Minneapolis, Minnesota 55426-4517. References herein to the Company include its operating subsidiaries. (See Exhibit 21.1.)

INDUSTRY BACKGROUND

         There are more than 500 million major household appliances, such as refrigerators, freezers, ranges, dishwashers, microwaves, washers, dryers, room air conditioners, water heaters and dehumidifiers, currently in use in the United States. It is estimated by the Steel Recycling Institute that in 1995, 42 million major household appliances were taken out of use in the United States. Industry sources estimate that 50 to 55 million major household appliances will be disposed of each year between 1997 and the year 2000. The disposal of these appliances has become a serious problem as a result of a number of factors including: (i) decreasing landfill capacity in many parts of the country; (ii) the inability of incinerators, composting facilities and other landfill alternatives to process appliances; and (iii) the presence in appliances of certain hazardous and other environmentally harmful materials that require special processing.

         Legislation has been adopted in 34 states affecting appliance disposal. This legislation may include landfill restrictions, disposal bans, advance disposal fees and other types of restrictions. As a result, appliances must be dealt with outside the ordinary municipal solid waste stream.

         Landfill restrictions arise in part because some appliance components contain certain hazardous and other environmentally harmful materials, including polychlorinated biphenyls (PCBs), mercury, refrigerants such as chlorofluorocarbons (CFCs) and sulfur dioxide, and oils. PCBs are suspected as carcinogens, are resistant to degradation when deposited in landfills and can cause groundwater contamination. The production of PCBs was banned by the EPA in 1979, although businesses were allowed to continue using remaining inventories of components that contained PCBs. Mercury is toxic to humans and can enter the body through inhalation, skin absorption or ingestion, and it vaporizes at high temperatures forming extremely toxic fumes. CFCs are believed to cause long-term damage to the earth's stratospheric ozone layer and may contribute to global warming when released into the atmosphere. The 1990 Amendments to the Clean Air Act prohibit the venting of CFCs and, since July 1, 1992 have required the recovery of CFC refrigerants during the service, repair and disposal of appliances. See Business - Government Regulation.

         In addition to these solid waste management and environmental issues, utility companies, motivated by economic and environmental factors to control energy consumption, sponsor various programs to encourage and assist residential consumers to conserve energy, including programs for turning in surplus, energy-inefficient appliances. Many residential consumers own and operate room air conditioners, freezers or more than one refrigerator, contributing significantly to residential energy use and peak energy demand. In addition, many of the refrigerators manufactured in the 1960s and early 1970s consume up to 1,750 kilowatt-hours of electricity each year. The National Appliance Energy Conservation Act requires that a typical 18-cubic-foot refrigerator manufactured after 1992 have an energy consumption rate not exceeding 700 kilowatt-hours per year. As new, more efficient appliances become available, utility companies have begun to encourage the use of newer models and the disposal of older, less efficient models.

         The Federal Energy Policy Act of 1992 gives individual states the option of deregulating their electric utility industry. The potential of deregulation has caused uncertainty about the future and form of energy conservation programs sponsored by electric utilities. Some electric utility companies are delaying new energy conservation programs, including the Company's refrigerator recycling program. The Company believes, however, that energy conservation and efficiency programs will remain a long-term component of the nation's electric utility industry. See Business - Government Regulation.

COMPANY BACKGROUND

         The Company began business in 1976 as a retailer of reconditioned appliances. Initially, the Company contracted with national and regional retailers of appliances such as Sears, Roebuck & Company, Inc. ("Sears") and Montgomery Ward & Co. ("Montgomery Ward") to collect major appliances in Minneapolis/Saint Paul and two other metropolitan areas. As part of their new appliance sales efforts, these customers arrange for the removal of old appliances from consumers' residences. The Company collects old appliances on behalf of its customers, reconditions and sells suitable used appliances through its own retail stores and sells the remaining appliances to scrap metal processors.

         In the late 1980s, in response to stricter environmental protection laws, the Company developed and marketed programs to process and dispose of appliances in an environmentally sound manner. These programs are offered to new appliance retailers, waste management companies and the general public. See Business - Customers and Source of Supply.

         In 1989, the Company expanded its appliance recycling concept to the utility industry when it established an appliance processing center in Milwaukee, Wisconsin, pursuant to a contract with a utility company. From 1989 to 1994 the Company focused its resources on the expansion of its business with electric utility companies. During this time period the Company opened nine centers throughout the U.S. and Canada, primarily serving seventeen electric utility customers. The Company's electric utility business has been negatively impacted by the potential of electric utility industry deregulation. The potential of deregulation has caused electric utilities to decrease their sponsorship of energy conservation programs like the one the Company offers. The Company currently has only one major contract with an electric utility customer.

         During fiscal year 1996, one customer, Southern California Edison Company ("Edison"), accounted for approximately 22.1% of the Company's net revenues. In September 1996, Edison entered into a contract with the Company to extend the refrigerator recycling program through 1997. The Company has participated in that program through its Los Angeles recycling center since 1993. Under the terms of the contract, Edison will provide for a minimum number of refrigerators to be recycled during each year of the contract. The contract generated revenues of $3.1 million in 1996 and will generate at least $3.5 million in revenues in 1997. The program is subject to cancellation by the California Public Utilities Commission if certain cost effectiveness ratios are not met by the Edison program.

         In response to the decrease in demand for services from electric utilities, the Company has increased its marketing of services to appliance retailers, waste management companies and property management companies. The Company also has increased its focus on the sale of reconditioned appliances. In 1995, under the name Encore(R) Recycled Appliances, the Company began operating a chain of Company-owned retail stores. These stores offer reconditioned appliances to value-conscious individuals and property managers.

         During 1996 the Company continued to expand its focus on its Encore retail stores and had more than 30 retail stores open at one point during the year. Due to substantial losses in certain markets, the Company closed centers and stores in three markets in the fourth quarter of 1996. Write-offs and other significant expenses related to these closings caused the Company to report a significantly larger than anticipated loss for the year. The Company currently has four recycling centers, located in Columbus, Ohio; Minneapolis, Minnesota; St. Louis, Missouri; and Los Angeles, California. The Company currently has 14 retail stores, located in the Minneapolis, St. Louis and Columbus markets.

CUSTOMERS AND SOURCE OF SUPPLY

         The Company offers its services to entities that as part of their operations become responsible for disposing of large quantities of used appliances. These entities include new appliance retailers, waste management companies, property management companies and utility companies.

         NEW APPLIANCE RETAILERS. The Company began its business by offering appliance recycling programs to Sears, Montgomery Ward and other new appliance retailers to collect appliances from either the retailers' facilities or from their consumers. Recently the Company expanded its existing marketing efforts to new appliance retailers, a primary source of product which can be reconditioned and sold in the Company's stores.

         WASTE MANAGEMENT COMPANIES. The Company provides services to waste management companies and the general public for the collection and recycling of appliances for specified fees.

         PROPERTY MANAGEMENT COMPANIES. The Company provides comprehensive appliance exchange and recycling services to property managers of apartment complexes as well as local housing authorities.

         UTILITY COMPANIES. The Company contracts with utility companies to provide comprehensive appliance recycling services tailored to the needs of the particular utility. The contracts historically have had terms of one to four years, with provisions for renewal at the option of the utility company. Under some contracts, the utility retains the Company to manage all aspects of its appliance recycling program, while under other contracts, the Company provides only specified services. Pricing for the Company's services is on a per-appliance basis and depends upon several factors, including the total number of appliances processed, the length of the contract term and the specific services selected by the utility. Contracts with electric utility customers require that the Company does not recondition for resale appliances received from utility company energy conservation programs. The Company currently has only one major contract with an electric utility customer.

         The Company believes its sources are adequate to supply the current number of retail stores.

COMPANY OPERATIONS

         The Company provides an integrated range of collection, reuse and recycling services. Appliances are collected from a variety of sources, including new appliance retailers and manufacturers, solid waste management companies, property managers, local government and electric utilities. Some appliances are reconditioned and sold through the Company's retail network of Encore stores. The remaining appliances are disposed of in an environmentally responsible manner at a Company recycling center. Environmentally harmful substances---including CFCs, PCBs and mercury---are removed and properly managed. After all appliance processing is completed, scrap materials are sold for recycling.

         The Company seeks to establish its centers in metropolitan areas where it can be assured a sufficient volume of appliances to enable the Company to operate at profitable levels. The Company's ability to expand successfully into other markets depends on its ability to obtain contracts and be cost competitive in the operation of new centers. Factors considered by the Company in evaluating such markets include: (i) the projected volume of appliances; (ii) local real estate conditions; (iii) equipment costs; (iv) labor costs; (v) transportation and collection costs; (vi) scrap metal demand and prices; (vii) insurance and performance bond requirements; and (viii) existing environmental laws.

         When a potential market is identified, the Company attempts to negotiate contracts to provide appliance recycling services. The Company enters the market only after securing a satisfactory supply of appliances. When a sufficient supply of appliances is obtained, the Company proceeds to secure necessary permits and licenses, obtain appropriate facilities to house the recycling center and retail stores, install processing equipment, acquire collection vehicles, and employ and train suitable collection, reconditioning and processing personnel. If a large geographic area is being serviced, the Company may also obtain one or more sites to serve as transfer locations.

         Once the Company's facility is opened, appliances are collected from its customers and brought to the Company's recycling facility, where they are inspected to determine whether they will be either reconditioned for resale or processed for recycling in an environmentally sound manner.

         The Company believes 15 to 20% of all appliances collected can be reconditioned. Appliances identified for resale are thoroughly inspected for wear-and-tear and broken or damaged parts. Worn parts are replaced and appliances are tested to ensure they are fully operational and function safely under proper conditions. Appliances are professionally cleaned and touched-up or repainted. Reconditioned appliances are then sold in the Company's chain of Encore retail stores. Each appliance has a 90-day warranty, with an additional extended warranty available for purchase. The Company offers a money-back guarantee and provides delivery and repair services on products that it sells.

         Appliances that don't meet the Company's standards are processed and recycled in an environmentally sound manner. Appliances identified to be recycled are processed per federal, state and local environmental regulations. They are inspected and categorized according to the types of hazardous materials they may contain. At the Company's centers, appliances are moved through the processing area on a conveyor system, which eases the handling of heavy and bulky items and promotes employee safety. After the appliances are moved to the processing area, the Company's processing technicians remove electrical capacitors and fluorescent light ballasts that may contain PCB dielectric fluid, and components that may contain mercury. This procedure is conducted at a specially constructed and controlled component removal area. The Company's processing technicians are trained to locate and remove such components from all makes and models of appliances. The technicians place the components in separate, clearly marked containers in the component removal area. Throughout the day, the containers are regularly emptied into United States Department of Transportation approved drums for storage and subsequent shipment to qualified hazardous waste disposal or recycling facilities.

         The next step is to recover refrigerants from the appliances. Several different types of refrigerant fluids and gases are commonly used in household appliances and are recovered and reclaimed at the Company's processing centers. Older refrigerators typically contain R-12 (dichlorodifluoromethane) or R-114 (dichlorotetrafluoroethane) chlorofluorocarbon (CFC) refrigerants. These refrigerants are commonly referred to by their Dupont trade name of Freon. Newer refrigerators, those manufactured after 1994, contain R-134a (tetrafluoroethane) a hydrofluorocarbon (HFC) refrigerant. Freezers and room air conditioners most frequently contain R-12 or R-22 (chlorodifluoromethane), a hydrochlorofluorocarbon (HCFC) refrigerant. Dehumidifiers and water coolers usually contain R-12 or R-500 (an azeotrope blend of R-12 and R-152a) as the refrigerant fluid/gas. Each type of refrigerant must be kept separate during the processing operation to ensure the recyclability of the refrigerants. The Company's technicians are trained to identify each type of refrigerant and to separate appliances according to the specific type of refrigerant used in a particular appliance.

         When processing at the Company's centers has been completed and the appliances are free of environmentally hazardous components and materials, they are delivered to qualified metals processing facilities for shredding. Shredded materials from the processed appliances are sold to steel mini-mills or other metal recovery facilities for appropriate reuse.

         PLANNED EXPANSION. The Company has no plans to expand or open additional recycling centers or retail stores in 1997. Management believes that the uncertainties in the electric utility industry regarding deregulation will persist at least through 1998. The reaction to deregulation among states and utilities has been varied. The Company believes, however, that energy conservation and efficiency programs will remain a long-term component of the nation's electric utility industry.

         The Company believes that the growth and expansion of the business in the near future will likely occur primarily through the expansion of revenues from the Company's current retail stores, the development of contracts with solid waste management companies and appliance retailers, and the generation of revenues from the contract with Edison.

PRINCIPAL PRODUCT AND SERVICES

         The Company generates revenues from three sources: recycling fees, appliance sales and byproduct revenues. The following table reflects the percentage of total revenues from each source.

                                      1996          1995         1994
                                      ----          ----         ----
         Recycling fees               48.4%         75.7%        85.9%
         Appliance sales              36.7%         11.0%         6.6%
         Byproduct revenues           14.9%         13.3%         7.5%
                                      -----         -----         ----
                                     100.0%        100.0%       100.0%
                                    =========      ======       ======

SALES AND MARKETING

         The Company uses various means to promote awareness of its services and the need for environmentally sound recycling of appliances and believes it is recognized as a leader in the appliance recycling industry.

         The Company's strategy for its retail stores is to present an upscale image in convenient, high-traffic locations. Store interiors are modern, bright and clean. In every Encore market, the Company actively promotes its stores through various forms of print advertising, including daily classified ads in major newspapers, telephone yellow pages ads and direct mail. In addition, the Company uses radio and television advertisements in some markets, in addition to other types of promotions.

SEASONALITY

         The Company experiences seasonal fluctuations in operating results, with revenues generally higher during the second and third calendar quarters than in the first and fourth calendar quarters. The lower levels in the first and fourth quarters reflect consumer purchasing cycles, which result in lower sales of major household appliances during such quarters and corresponding reductions in the demand for appliance recycling services. Furthermore, utility companies that sponsor appliance turn-in programs generally reduce their promotional efforts for such programs during the first and fourth calendar quarters. The Company expects that it will continue to experience lower revenues in the first and fourth quarters of future years as compared to the second and third quarters of such years.

COMPETITION

         Many factors, including existing and proposed governmental regulation, may affect competition in the waste management and environmental services industry. Recycling of appliances in conformity with recent legislative and regulatory requirements is a relatively new industry. The Company generally competes with two or three other companies which are based in the geographic area to be served under the contract and which generally offer only some of the services provided by the Company.

         The Company expects its primary competition for contracts with existing or new customers to come from entrepreneurs entering the appliance recycling business, energy management consultants, current recycling companies, major waste hauling companies, scrap metal processors and used appliance dealers. In addition, customers such as utility companies and local governments may operate appliance recycling programs internally rather than contracting with the Company or other third parties. There can be no assurance that the Company will be able to compete profitably in any of its chosen markets.

         Competition for the Company's retail stores comes from new appliance retailers and other reconditioned and used appliance retailers. Each Encore location will compete not only with local and national chains of new appliance retailers, many of whom have been in business longer than the Company and who may have significantly greater assets than the Company, but will also be required to compete with numerous independently owned retailers of used and reconditioned appliances.

GOVERNMENT REGULATION

         The business of recycling major appliances is subject to certain governmental laws and regulations and is becoming increasingly regulated. These laws and regulations include landfill disposal restrictions, hazardous waste management requirements and air quality standards, as well as special permit and license conditions for the recycling of appliances. In some instances, there are bonding, insurance and other conditions for bidding on appliance recycling contracts.

         The Company's appliance recycling centers are subject to various federal, state and local laws, regulations and licensing requirements relating to the collection, processing and recycling of household appliances. Requirements for registrations, permits and licenses vary among the Company's market areas. The Company's centers are registered with the EPA as hazardous waste generators and are licensed, where required, by appropriate state and local authorities. The Company has agreements with approved and licensed hazardous waste companies for transportation and disposal of PCBs from its centers.

         The 1990 Amendments to the Clean Air Act provide for the phaseout of the production of CFCs over a period of years. Effective July 1, 1992, the Act prohibits the venting of CFCs in the course of maintaining, servicing, repairing or disposing of an appliance. The Act also requires the recovery of CFC refrigerants from appliances prior to their disposal or delivery for recycling. In 1995, the venting of CFC substitute refrigerants was also prohibited.

         In 1992, Congress adopted the Energy Policy Act of 1992 to encourage energy efficiency. Requirements under this act establish, among other things, mandatory energy performance standards that affect the manufacture and sale of major household appliances. Another component of this act allows for deregulation of the nation's energy providers, including the electric utility industry. The ultimate impact of deregulation on the electric utility industry is yet unknown; therefore, there can be no assurance that the Company will be able to continue certain of its current operations in a deregulated environment.

         Company management believes that further government regulation of the appliance recycling industry could have a positive effect on the Company's business; however, there can be no assurance what course future regulation could have. Under some circumstances, further regulation could materially increase the costs of the Company's operations and have an adverse effect on the Company's business. In addition, as is the case with all companies handling hazardous materials, under some circumstances, the Company may be subject to contingent liability.

EMPLOYEES

         At March 1, 1997, the Company had 157 full-time employees, of whom approximately 87 percent were involved in the collection, transportation and processing of appliances at the Company's centers and approximately 13 percent were in sales, administration and management. The Company has not experienced any work stoppages and believes its employee relations are good.

ITEM 2.  PROPERTIES

         The Company's executive offices are located in Minneapolis, Minnesota, in a Company owned facility which includes approximately 11 acres of land. The building contains approximately 122,000 square feet, including 27,000 square feet of office space and 95,000 square feet of operations and processing space. The Southern California center building, which also is owned by the Company, is located in Compton, California, and consists of 44,000 square feet: 6,000 square feet of office space and 38,000 square feet of warehouse space. In addition, the Company owns a 14,000-square-foot facility in Saint Paul, Minnesota, which contains a retail store at which it sells reconditioned appliances.

         The Company generally leases the other facilities it operates; however, in some locations, the Company may purchase rather than lease a facility for a center. Numerous factors will be considered by the Company in determining whether to purchase a facility, including: (i) the length of the contract or contracts to be serviced at the facility; (ii) the need for structural modifications to the facility to accommodate the Company's processing equipment;
(iii) local real estate conditions; and (iv) license or permit requirements applicable to the Company's operations. The Company generally attempts to negotiate lease terms that correspond to the term of the principal contract or contracts in connection with which the center is to be operated. The Company's centers typically range in size from 12,000 to 40,000 square feet. The Company's retail stores are typically 1,500 to 3,000 square feet. Currently, the Company is negotiating the settlement of 11 leases for the locations closed in 1996.

         The Company believes that the facilities and equipment at each of its centers are adequate to meet its anticipated needs for the near term and believes that alternate facilities will readily be available to the Company to meet its future needs.

ITEM 3.  LEGAL PROCEEDINGS

         The Company and its subsidiaries are involved in various legal proceedings arising in the normal course of business, none of which is expected to result in any material loss to the Company or any of its subsidiaries.

         In addition, the Company is involved in certain legal proceedings arising from the cancellation of leases in connection with the closing of certain facilities. The Company has established a reserve for lease settlements and closing costs. See Note 6 in the "Notes to Consolidated Financial Statements" in "Item 8. Financial Statements and Supplementary Data."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to a vote of security holders during the last quarter of the fiscal year covered by this report.


                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Company's Common Stock trades on the Nasdaq SmallCap Market under the symbol ARCI. The following table sets forth the range of low and high prices for the Company's Common Stock for each of the four quarters of 1996 and 1995 as reported on the Nasdaq system(1):

                                  1996                           1995
                                  ----                           ----
                      Low               High             Low              High
                      ---               ----             ---              ----
First Quarter       $12                $19 1/2         $13 1/2           $26 1/2
Second Quarter       14 1/2             20              15                26
Third Quarter         8 1/2             17 1/2          21 1/2            28 1/2
Fourth Quarter        2 1/3             11 1/2          15                27 1/2


         (1)Effective at the close of business on February 21, 1997, the Company adopted a 1-for-4 reverse stock split. The prices have been retroactively restated to reflect the 1-for-4 reverse stock split. The last sales price on March 24, 1997 was $2.50.

         The Company's Common Stock is currently traded on the Nasdaq SmallCap Market under the symbol ARCI. The Common Stock was traded on the Nasdaq National Market from January 8, 1993 to February 25, 1997.

         The Company had 2,390 shareholders of record as of March 7, 1997.

         The Company has never paid or declared any cash dividends and the line of credit agreement entered into in 1996 prohibits the payment of cash dividends. The Company does not intend to pay dividends on its Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial information set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."

Fiscal Years Ended                    1996              1995             1994              1993             1992
----------------------------------------------------------------------------------------------------------------
   (In thousands, except
   per share data)

STATEMENT OF OPERATIONS
Net revenues                     $   14,030       $   16,241       $   20,327       $    14,943       $   15,304
----------------------------------------------------------------------------------------------------------------
Gross profit                     $    2,744       $    5,630       $    8,360       $     4,996       $    7,213
----------------------------------------------------------------------------------------------------------------
Operating income (loss)          $   (6,899)      $   (1,538)      $    1,753       $      (645)      $    2,174
----------------------------------------------------------------------------------------------------------------
Net income (loss)                $   (7,269)      $     (943)      $      877       $      (455)      $    1,228
----------------------------------------------------------------------------------------------------------------
Earnings (loss) per share        $   (6.53)       $    (0.90)      $     0.82       $     (0.47)      $     1.29
----------------------------------------------------------------------------------------------------------------
Weighted average number
of shares outstanding                 1,114            1,052            1,071               975              954
----------------------------------------------------------------------------------------------------------------

BALANCE SHEET
Working capital                  $   (1,671)      $    3,503       $    4,700       $     2,046       $    2,087
----------------------------------------------------------------------------------------------------------------
Total assets                     $    9,992       $   15,890       $   16,912       $    14,481       $    9,998
----------------------------------------------------------------------------------------------------------------
Long-term liabilities            $    1,711       $    2,084       $    2,741       $     2,474       $    2,938
----------------------------------------------------------------------------------------------------------------
Shareholders' equity             $    4,113       $   10,188       $   10,932       $     9,840       $    4,821
----------------------------------------------------------------------------------------------------------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The Company generates revenues from three major areas: recycling fees, sales of reconditioned appliances and sales of byproducts. In 1996 the Company experienced a significant decrease in recycling fees received from electric utility companies because of the uncertainties of energy conservation programs due to proposed electric utility industry deregulation. This decrease was partially offset by an increase in sales of reconditioned appliances as the Company added appliance reconditioning capabilities to six of its recycling centers and opened 22 additional retail stores. Due to poor performance related to this expansion and slower than planned sales growth, the Company incurred substantial losses. In response to these losses, the Company closed three centers and 12 retail stores in the fourth quarter and incurred charges of approximately $2.0 million related to the closing of these locations.

         The Company experiences seasonal fluctuations in operating results, with revenues generally higher during the second and third calendar quarters than in the first and fourth quarters. The lower levels in the first and fourth quarters reflect consumer purchasing cycles, which result in lower demand for appliances and recycling services.

REVENUES

         The Company's net revenues for 1996 were $14,030,000 compared to $16,241,000 in 1995. Recycling revenues decreased to $6,785,000 in 1996 from $12,300,000 in 1995. The decrease was primarily due to continued decreased revenues from contracts with electric utility programs. In September 1996, Southern California Edison Company ("Edison") entered into a contract with the Company to extend the refrigerator recycling program through 1997. Under the terms of the contract, Edison has specified minimum refrigerator recycling volumes which generated $3.1 million in revenues in 1996. The contract is expected to generate a minimum of $3.5 million in revenues in 1997. The program is subject to cancellation by the California Public Utilities Commission if certain cost effectiveness ratios are not met by the Edison program. The Company believes 1997 recycling revenue levels will be highly dependent on the volume of appliances processed from the Edison program.

         Appliance sales increased to $5,148,000 in 1996 from $1,793,000 in 1995. The increase was primarily due to the Company's expansion of its retail business through a new chain of stores under the name Encore(R) Recycled Appliances. During 1996, the Company opened a total of 22 retail locations in the following markets: Baltimore, Maryland-Washington, D.C.; Columbus, Ohio; Los Angeles, California; St. Louis, Missouri; Minneapolis, Minnesota; and Oakland, California.

         Due to substantial losses in some of the markets, the Company withdrew from three markets during the fourth quarter of 1996, closing 12 retail locations and three recycling centers. The Company closed all of its retail locations and centers in Washington, D.C./Baltimore, Maryland; Hartford, Connecticut; and Oakland, California. In addition, the Company closed its retail outlets in Southern California. Total revenues associated with the closed markets were $3,268,000 in 1996. As of December 28, 1996 the Company operated 14 retail locations and four recycling centers compared to 10 retail locations and 10 recycling centers as of December 30, 1995. No new stores are currently expected to be opened until after 1997. The Company expects 1997 retail revenue to be lower than 1996 retail revenue due to the decreased number of stores, but expects a growth in sales per store.

         Byproduct revenues decreased slightly to $2,097,000 in 1996 from $2,148,000 in 1995. The decrease was due to lower sales of reclaimed CFCs offset by a small increase in scrap income.

         The Company's net revenues for 1995 were $16,241,000 compared to $20,327,000 in 1994. Recycling revenues decreased to $12,300,000 in 1995 from $17,452,000 in 1994 primarily due to decreased appliance volumes from electric utility customers.

         Byproduct revenues increased to $2,148,000 in 1995 from $1,534,000 in 1994. The increase was primarily due to higher demand for and corresponding sales of reclaimed CFCs and increased scrap metal prices.

         Appliance sales increased to $1,793,000 in 1995 from $1,341,000 in 1994. In 1995, the Company began a significant initiative to expand appliance sales.

GROSS PROFIT

         The overall gross profit rate decreased to 19.6% for 1996 from 34.7% for 1995. The decrease was primarily due to costs related to a decrease in units recycled from utility customers, start-up inefficiencies related to the expansion of the reconditioned appliance business, lower than planned retail sales and write-offs and other significant expenses related to the closing of retail stores and recycling centers. The gross profit rate in the closed markets was (12.7%) in 1996.

         The Company believes the gross profit rate will improve due to the closing of under-performing markets and the improved operating efficiencies in the remaining markets. Also, the Company believes gross profit will be highly dependent on the volume of appliances processed from the Edison program.

         The overall gross profit rate decreased to 34.7% in 1995 from 41.1% in 1994 primarily due to reduced numbers of appliances recycled from utility customers. In 1995 the Company also incurred personnel and related costs in shifting from electric utility customers to the reconditioning and sale of appliances.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased to $9,643,000 in 1996 from $5,852,000 in 1995, a 64.8% increase. Selling, general and administrative expenses were 68.7% of sales in 1996 compared to 36.0% and 32.5% in 1995 and 1994, respectively. Selling expenses increased to $3,275,000 in 1996 from $1,452,000 in 1995. The increase in selling expenses was primarily due to costs associated with opening and operating additional retail stores in 1996 compared to 1995. General and administrative expenses increased to $6,368,000 in 1996 from $4,400,000 in 1995. The increase in general and administrative expenses was due to operating more locations in 1996 than 1995 and closing costs associated with the closed markets slightly offset by a decrease in personnel costs.

         The increase of 3.5% in selling, general and administrative expenses as a percentage of net revenues in 1995 compared to 1994 was primarily due to decreased revenues without a proportionate decrease in selling, general and administrative expenses.

         In 1995, the Company took a one-time charge of $1.3 million related to a loss on impaired assets and non-recurring charges associated with the Company's utility business.

INTEREST EXPENSE

         Interest expense increased in 1996 compared to 1995 due to a higher average borrowed amount in 1996 than 1995. Interest expense decreased in 1995 compared to 1994, primarily due to an average lower borrowed amount in 1995 than 1994.

INCOME TAXES

         During 1996, the Company recorded a valuation allowance of $2,560,000 on its net deferred tax assets generated during 1996 due to the uncertainty of their realization. In addition, in conjunction with the fourth quarter business restructuring, the Company wrote off $235,000 of deferred tax assets recorded in prior years due to the uncertainty of their realization. The realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. At December 28, 1996, the Company had net operating loss carryforwards of $4,515,000 that expire in 2011.

         The Company's tax rate decreased to 38.5% in 1995 from 43.1% in 1994 primarily due to a change in the effective state rate.

LIQUIDITY AND CAPITAL RESOURCES

         At December 28, 1996, the Company had a working capital deficit of $1,671,000 compared to a working capital surplus of $3,503,000 at December 30, 1995. Cash and cash equivalents decreased to $280,000 at December 28, 1996 from $4,605,000 at December 30, 1995. Net cash used in operating activities was $4,142,000 in 1996 compared to net cash provided by operating activities of $3,706,000 in 1995. The decrease in cash provided by operating activities was primarily due to the net loss from operations offset by depreciation and amortization expenses and a decrease in accounts receivable attributable to the revenue decrease.

         Net cash used in investing activities was $954,000 in 1996 compared to $1,372,000 in 1995. The decrease in net cash used in investing activities in 1996 from 1995 was due to a decrease in capital expenditures and proceeds received from the selling of excess equipment.

         Net cash provided by financing activities was $750,000 in 1996 compared to net cash used in financing activities of $607,000 in 1995. The increase in cash provided by financing activities was primarily due to the issuance of Common Stock in a May 1996 private placement.

         The Company's capital expenditures were approximately $1,285,000 in 1996 and $2,261,000 in 1995. The 1996 capital expenditures were primarily related to leasehold improvements to the Company's recycling centers and additional retail stores. The 1995 expenditures were primarily related to building improvements and acquisition of equipment to add appliance shredding capabilities to the Minnesota facility and were financed with working capital and an equipment loan of $700,000. The Company had no material purchase commitments for assets as of December 28, 1996. The closing of certain retail stores resulted in the loss of the capital investments in these leasehold improvements totaling $480,000. The Company generated $415,000 in proceeds in 1996 from the sales of excess equipment, primarily transportation equipment, from the closing of the centers and stores. In 1997, the Company does not expect to generate a material amount of cash from the sale of excess equipment since the majority of it was sold in 1996.

         As of December 28, 1996, the Company had a $2.0 million line of credit with a lender. The line of credit provides for a stated maturity date of August 30, 1999, and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time. The loan provides for a rate of interest equal to 5 percentage points over the prime lending rate per annum, but never less than 10% per annum (the loan rate as of December 28, 1996 was 13-1/4%), and minimum monthly interest payments of $10,000 regardless of the outstanding principal balance. Upon an event of default, the interest may increase by 5 percentage points per annum. The line of credit is secured by receivables, inventory, equipment, real estate and other assets of the Company and a portion is guaranteed by the President of the Company. The loan also requires that the Company meet certain financial covenants, provides payment penalties for noncompliance, limits the amount of other debt the Company can incur, limits the amount of spending on fixed assets and limits payments of dividends. At December 28, 1996, the Company's borrowing availability under the line of credit was $1,640,000, of which $1,390,000 was borrowed.

         In May 1996, $700,000 was raised in a private placement of Common Stock to an institutional investor that currently holds approximately 16% of the outstanding shares. These proceeds were used to pay off an equipment loan of $480,000 and for additional working capital. The proceeds were raised from selling 50,000 shares at $14.00 per share after giving effect to the Company's reverse stock split.

         The Company believes, based on the closing of unprofitable markets, the anticipated revenues from the Edison contract, the anticipated growth in sales per retail store and the anticipated improvement in gross profit, that its current cash balance, funds generated from operations and current line of credit will be sufficient to finance its operations and capital expenditures through December 1997. The Company's total capital requirements will depend, among other things as discussed below, on the number of recycling centers operating and the number and size of retail stores operating during the fiscal year. Currently, the Company has four centers and 14 stores in operation. If revenues are lower than anticipated or expenses are higher than anticipated or the line of credit cannot be maintained, the Company may require additional capital to finance operations. Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity or other securities. There can be no assurance that such additional sources of financing will be available or available on terms satisfactory to the Company or permitted by the Company's current lender.

FORWARD-LOOKING STATEMENTS

         Statements contained in this annual report regarding the Company's future operations, performance and results, and anticipated liquidity discussed herein are forward-looking and therefore are subject to certain risks and uncertainties, including those discussed herein. In addition, any forward-looking information regarding the operations of the Company will be affected by the ability of individual stores to meet planned revenue levels, the speed at which individual Encore stores reach profitability, costs and expenses being realized at higher than expected levels, the Company's ability to secure an adequate supply of used appliances for resale, the continued availability of the Company's current line of credit, and the ability of Edison to deliver units under its contract with the Company and the timing of such delivery.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Description
         -----------

         Independent Auditor's Report
         Consolidated Balance Sheets as of December 28, 1996
              and December 30, 1995
         Consolidated Statements of Operations for the three years
              ended December 28, 1996
         Consolidated Statements of Shareholders' Equity for the three years ended December 28, 1996
         Consolidated Statements of Cash Flows for the three years
              ended December 28, 1996
         Notes to Consolidated Financial Statements


INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
Appliance Recycling Centers of America, Inc.
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Appliance Recycling Centers of America, Inc. and subsidiaries as of December 28, 1996 and December 30, 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three year period ended December 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Appliance Recycling Centers of America, Inc. and subsidiaries as of December 28, 1996 and December 30, 1995, and the results of their operations and their cash flows for each of the years in the three year period ended December 28, 1996, in conformity with generally accepted accounting principles.


                                                  MCGLADREY & PULLEN, LLP


Minneapolis, Minnesota
February 18, 1997


 APPLIANCE RECYCLING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

                                                             DECEMBER 28,       December 30,
                                                                    1996               1995
                                                            ------------        ------------

 ASSETS

CURRENT ASSETS
Cash and cash equivalents                                    $    280,000      $  4,605,000
Accounts receivable, net of allowance of
  $84,000 in 1996 (Notes 4 and 10)                              1,127,000         1,382,000
Inventories (Note 4)                                              444,000           426,000
Income taxes receivable                                           400,000           106,000
Other current assets                                              246,000           325,000
Deferred tax assets (Note 8)                                           --           277,000
                                                             ------------      ------------
  Total current assets                                       $  2,497,000      $  7,121,000
                                                             ------------      ------------
PROPERTY AND EQUIPMENT, AT COST (Notes 4, 5 and 11)
Land                                                         $  2,103,000      $  2,101,000
Buildings and improvements                                      3,798,000         3,677,000
Equipment                                                       5,604,000         6,483,000
                                                             ------------      ------------
                                                             $ 11,505,000      $ 12,261,000
Less accumulated depreciation                                   4,086,000         3,973,000
                                                             ------------      ------------
  Net property and equipment                                 $  7,419,000      $  8,288,000
                                                             ------------      ------------
OTHER ASSETS                                                 $     76,000      $    108,000
DEFERRED TAX ASSETS (Note 8)                                           --           373,000
                                                             ------------      ------------
  Total assets                                               $  9,992,000      $ 15,890,000
                                                             ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Line of credit (Note 4)                                      $  1,390,000      $         --
Current maturities of long-term obligations (Note 5)              227,000         1,041,000
Accounts payable                                                1,391,000         1,536,000
Accrued expenses (Note 6)                                       1,160,000         1,041,000
                                                             ------------      ------------
  Total current liabilities                                  $  4,168,000      $  3,618,000
LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES (Note 5)         1,711,000         2,084,000
                                                             ------------      ------------
  Total liabilities                                          $  5,879,000      $  5,702,000
                                                             ------------      ------------
COMMITMENTS (Note 7)
SHAREHOLDERS' EQUITY (Notes 3, 4, 8 and 9)
Common Stock, no par value; authorized 5,000,000 shares;
  issued and outstanding 1,137,000 shares in 1996
  and 1,057,000 shares in 1995                               $ 10,350,000      $  9,177,000
Retained earnings (accumulated deficit)                        (6,237,000)        1,032,000
Foreign currency translation adjustment                                --           (21,000)
                                                             ------------      ------------
  Total shareholders' equity                                 $  4,113,000      $ 10,188,000
                                                             ------------      ------------
  Total liabilities and shareholders' equity                 $  9,992,000      $ 15,890,000
                                                             ============      ============

 See Notes to Consolidated Financial Statements.


 APPLIANCE RECYCLING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        For the fiscal year ended
                                                        -------------------------
                                                  DECEMBER 28,  December 30,  December 31,
                                                         1996          1995         1994
                                                  ----------------------------------------
REVENUES (Notes 3 and 10)
  Recycling revenues                              $  6,785,000  $ 12,300,000  $ 17,452,000
  Appliance sales                                    5,148,000     1,793,000     1,341,000
  Byproduct revenues                                 2,097,000     2,148,000     1,534,000
                                                 ------------  ------------  ------------

  Total revenues                                  $ 14,030,000  $ 16,241,000  $ 20,327,000

COST OF REVENUES                                    11,286,000    10,611,000    11,967,000
                                                  ------------  ------------  ------------

  Gross profit                                    $  2,744,000  $  5,630,000  $  8,360,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES         9,643,000     5,852,000     6,607,000

LOSS ON IMPAIRED ASSETS AND NON-RECURRING
  CHARGES (Note 11)                                          -     1,316,000             -
                                                  ------------  ------------  ------------

  Operating income (loss)                         $ (6,899,000) $  (1,538,000) $ 1,753,000

OTHER INCOME (EXPENSE)
  Other income                                         122,000        65,000        66,000
  Interest income                                       37,000       230,000        43,000
  Interest expense                                    (294,000)     (290,000)     (320,000)
                                                  ------------  ------------  ------------

  Income (loss) before provision for income taxes $ (7,034,000) $ (1,533,000) $  1,542,000

PROVISION FOR (BENEFIT OF)
  INCOME TAXES (Note 8)                                235,000      (590,000)      665,000
                                                  ------------  ------------  ------------

  Net income (loss)                               $ (7,269,000)  $  (943,000)  $   877,000
                                                  ============  ============  ============

NET EARNINGS (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE                         $      (6.53)  $     (0.90)  $      0.82
                                                  ============  ============  ============

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES                           1,114,000     1,052,000     1,071,000
                                                  ============  ============  ============


 See Notes to Consolidated Financial Statements.


APPLIANCE RECYCLING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                   Retained Earnings         Foreign Currency
                                                Common Stock    (Accumulated Deficit)  Translation Adjustment           Total
                                             ------------------ ---------------------  ----------------------           -----
                                             Shares      Amount
                                             ------      ------

BALANCE, DECEMBER 31, 1993               1,010,000  $ 8,764,000          $  1,098,000                $(22,000)     $ 9,840,000
  Exercise of Common Stock
     options and warrants and related
     tax benefits (Notes 8 and 9)           35,000      232,000                     -                       -          232,000
  Foreign currency translation
     adjustment                                  -            -                    -                  (17,000)         (17,000)
  Net income (loss)                              -            -               877,000                       -          877,000


BALANCE, DECEMBER 31, 1994               1,045,000  $ 8,996,000          $  1,975,000                $(39,000)     $10,932,000
  Exercise of Common Stock
     options and warrants and related
     tax benefits (Notes 8 and 9)           12,000      181,000                     -                       -          181,000
  Foreign currency translation
     adjustment                                  -            -                     -                  18,000           18,000
  Net income (loss)                              -            -              (943,000)                      -         (943,000)


BALANCE, DECEMBER 30, 1995               1,057,000  $ 9,177,000          $  1,032,000                $(21,000)     $10,188,000
  Issuance of Common Stock
     (Notes 3 and 9)                        73,000    1,118,000                     -                       -        1,118,000
  Exercise of Common Stock options
     and warrants (Note 9)                   7,000       55,000                     -                       -           55,000
  Foreign currency translation
     adjustment                                  -            -                     -                  21,000           21,000
Net income (loss)                                -            -            (7,269,000)                      -       (7,269,000)


BALANCE, DECEMBER 28, 1996               1,137,000  $10,350,000          $ (6,237,000)          $           -     $  4,113,000

See Notes to Consolidated Financial Statements.


APPLIANCE RECYCLING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                For the fiscal year ended
                                                                                -------------------------
                                                                       DECEMBER 28,  December 30,     December 31,
                                                                              1996          1995             1994
                                                                 ----------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                $   (7,269,000)  $     (943,000)  $       877,000
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
   Depreciation and amortization                                         2,477,000        1,452,000         1,723,000
   Common Stock issued for services                                         30,000                -                 -
   (Gain) loss on sale of equipment                                       (118,000)          15,000           (52,000)
   Deferred income taxes                                                   650,000         (586,000)         (161,000)
   Loss on impaired assets and non-recurring charges                             -        1,316,000                -
   Change in assets and liabilities, net of effects
      from acquisition of Universal Appliance Company, Inc.,
      and Universal Appliance Recycling, Inc. in 1996:
        Receivables                                                        510,000        2,850,000        (2,663,000)
        Inventories                                                         37,000         (247,000)           77,000
        Other current assets                                                88,000          (17,000)          498,000
        Income taxes receivable                                           (294,000)        (106,000)          380,000
        Accounts payable                                                  (327,000)         834,000           (26,000)
        Accrued expenses                                                    87,000         (433,000)          760,000
        Income taxes payable                                               (13,000)        (429,000)          429,000
                                                                    ---------------  ---------------  ---------------
           Net cash provided by (used in)
           operating activities                                     $   (4,142,000)  $    3,706,000   $     1,842,000
                                                                    ---------------  --------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                               $   (1,285,000)  $   (1,549,000)  $      (654,000)
   Cash acquired from 1996 acquisition of Universal
      Appliance Company, Inc. and Universal Appliance
      Recycling, Inc.                                                       26,000                -                 -
   Proceeds from disposal of property and equipment                        415,000          177,000          318,000
   Payments for non-compete agreements                                    (110,000)               -                 -
                                                                    ---------------  --------------   ---------------
           Net cash used in investing activities                    $     (954,000)  $   (1,372,000)  $      (336,000)
                                                                    ---------------  ---------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from line of credit                                 $    1,390,000   $            -   $             -
   Payments on long-term obligations                                    (1,412,000)        (788,000)         (955,000)
   Proceeds and tax benefit from stock options                              55,000          181,000           232,000
   Proceeds from long-term obligations                                      17,000                -         1,125,000
   Proceeds from issuance of Common Stock                                  700,000                -                 -
                                                                     --------------   ---------------  ---------------
          Net cash provided by (used in)
           financing activities                                     $      750,000   $     (607,000)  $       402,000
                                                                    --------------   ---------------  ---------------
   Effect of foreign currency exchange rate
      changes on cash and cash equivalents                          $       21,000   $       18,000   $       (17,000)
                                                                    --------------   --------------   ----------------
   Increase (decrease) in cash and cash equivalents                 $   (4,325,000)  $    1,745,000   $     1,891,000

CASH AND CASH EQUIVALENTS
   Beginning                                                             4,605,000        2,860,000           969,000
                                                                      ------------     ------------   ---------------
   Ending                                                           $      280,000   $    4,605,000   $     2,860,000
                                                                    ==============   ==============   ===============


APPLIANCE RECYCLING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                For the fiscal year ended
                                                                                -------------------------
                                                                 DECEMBER 28,   December 30,        December 31,
                                                                        1996           1995                1994
                                                                 -----------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments (receipts) for:
   Interest                                                        $ 285,000      $ 288,000           $ 315,000
   Income taxes                                                    $(103,000)     $ 413,000           $(274,000)
                                                                   =========      =========           =========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES
      Long-term obligations incurred on purchase
        of equipment                                                $      -      $ 712,000           $  41,000
                                                                   =========      =========           =========
      Acquisition of Universal Appliance Company, Inc.
        and Universal Appliance Recycling, Inc.
           Working capital acquired, including cash and
             cash equivalents of $26,000                           $ 118,000      $       -           $       -
           Fair value of other assets acquired, principally
             property and equipment and a non-compete
             agreement                                               176,000              -                   -
           Value assigned to goodwill                                302,000              -                   -
           Long-term debt assumed                                   (207,000)             -                   -
                                                                   ---------      ---------           ---------
           Total consideration, 21,000 shares of
             Common Stock                                          $ 389,000      $       -           $       -
                                                                   =========      =========           =========


See Notes to Consolidated Financial Statements.


APPLIANCE RECYCLING CENTERS OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT
         ACCOUNTING POLICIES

NATURE OF BUSINESS: Appliance Recycling Centers of America, Inc. and subsidiaries (the "Company") is in the business of selling reconditioned appliances and providing recycling services in an environmentally-sound manner for major household appliances throughout the United States. The Company sells reconditioned appliances through a chain of Company-owned stores under the name "Encore(R) Recycled Appliances." The Company provides recycling services on a credit basis to utilities, local governments, appliance retailers and waste management companies.

A SUMMARY OF THE COMPANY'S SIGNIFICANT ACCOUNTING POLICIES IS AS FOLLOWS:

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Appliance Recycling Centers of America, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

FAIR VALUE OF FINANCIAL INSTRUMENTS: The following methods and assumptions are used to estimate the fair value of each class of financial instruments:

       CASH EQUIVALENTS: Due to their short-term maturities, the carrying amount approximates fair value.

       SHORT- AND LONG-TERM DEBT: The fair value of short- and long-term debt is estimated based on interest rates for the same or similar debt offered to the Company having the same or similar remaining maturities and collateral requirements. At December 28, 1996, the carrying value of the Company's short- and long-term debt approximates fair value.

FISCAL YEAR: The fiscal years ended December 28, 1996, December 30, 1995 and December 31, 1994 include 52 weeks.

REVENUE RECOGNITION: The Company recognizes revenue from appliance sales in the period the appliance is sold. Recycling revenue is recognized when a unit is collected and processed. Byproduct revenue is recognized upon shipment.

CASH AND CASH EQUIVALENTS: For purposes of reporting cash flows, the Company considers all cash and any treasury bills, commercial paper and money-market funds with an initial maturity of three months or less to be cash equivalents. The Company maintains its cash in bank deposits and money-market accounts which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. As of December 28, 1996 and December 30, 1995, the Company had cash equivalents of $1,000 and $3,654,000, respectively, consisting of a money-market account.

INVENTORIES: Inventories, consisting primarily of reconditioned appliances, are stated at the lower of cost, first-in, first-out (FIFO), or market.

START-UP COSTS: Costs incurred on the start-up of new recycling centers are capitalized and upon opening of the center are amortized over the following six-month period. Start-up costs for retail stores are expensed when incurred.

PROPERTY AND EQUIPMENT: Depreciation is computed using straight-line and accelerated methods over the following estimated useful lives:

                                      Years
                                      -----
    Buildings and improvements       18 - 30
    Equipment                         3 -  8

The Company reviews its long-lived assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future net cash flows be less than the carrying value, the Company would recognize an impairment loss at the date. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value (estimated discounted future cash flows) of the long-lived assets. In 1995, the Company recorded a charge for impairment of certain assets.
(See Note 11.)

INCOME TAXES: Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

EARNINGS (LOSS) PER SHARE: Earnings (loss) per share has been computed by dividing net income (loss) by the weighted average number of common and common equivalent shares. In 1996 and 1995, the common equivalent shares were not included in the computation as their effect was antidilutive. In 1994, the common equivalent shares included in the computation represented shares issuable upon assumed exercise of stock options and warrants using the treasury stock method. Earnings per share for 1996 and prior years have been restated to reflect the impact of the 1-for-4 reverse stock split that was effective on February 21, 1997. (See Note 9.)

ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 2.  MARKET CLOSINGS AND CORPORATE LIQUIDITY

The Company withdrew from three under-performing markets in the fourth quarter of 1996. The Company closed three centers and nine retail stores in Hartford, Connecticut, Washington, D.C./Baltimore, Maryland and Oakland, California. In addition, the Company closed its three retail stores in Los Angeles, California. The Company incurred charges of approximately $2.0 million which included the write-off of leasehold improvements, deferred tax assets, goodwill, certain non-compete agreements, bad debts and inventory, and the accrual of potential lease contingencies and other costs of which approximately $466,000 was accrued as of December 28, 1996.


The Company believes the closing of these markets will allow the potential for profitability and improved cash flows in 1997. The Company also believes the funds generated from the remaining operations and the current line of credit will be sufficient to finance operations and capital requirements through 1997.


NOTE 3.  BUSINESS COMBINATIONS

On January 2, 1996, the Company acquired Universal Appliance Company, Inc. and Universal Appliance Recycling, Inc., Washington, D.C.-based companies, by exchanging a total of 21,000 shares of its Common Stock for 100% ownership of the respective companies. The acquisitions were accounted for as an asset purchase. Also, the selling shareholders received $110,000 under non-compete agreements. In December 1996, the Company withdrew from the Baltimore, Maryland/Washington D.C. market and closed the center and three retail locations. Accordingly, the goodwill and non-compete agreements were written off in the fourth quarter of 1996. Pro forma income statement information for 1995 has not been presented due to immateriality.

On August 23, 1995, the Company acquired Major Appliance Pickup Service of St. Louis, Inc., a St. Louis, Missouri-based used appliance retailer and recycler, by issuing 7,143 shares of its Common Stock. The acquisition has been accounted for as a pooling of interests which did not have a material effect on previously reported financial statements.


NOTE 4.  LINE OF CREDIT

The Company had a bank line of credit of $2.5 million which expired in April 1996. In August 1996, the Company entered into a $1.5 million line of credit with a lender. On November 8, 1996, the line of credit was increased to $2.0 million. The line of credit provides for a stated maturity date of August 30, 1999, and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time. The amended loan provides for a rate of interest equal to 5 percentage points over the prime lending rate per annum, but never less than 10% per annum (the loan rate as of December 28, 1996 was 13-1/4%), and minimum monthly interest payments of $10,000 regardless of the outstanding principal balance. Upon an event of default, the interest rate may increase by 5 percentage points per annum. The line of credit is secured by receivables, inventory, equipment, real estate and other assets of the Company and a portion is guaranteed by the President of the Company. The loan also requires that the Company meet certain financial covenants, provides payment penalties for noncompliance, limits the amount of other debt the Company can incur, limits the amount of spending on fixed assets and limits payments of dividends.


NOTE 5.  LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following:
                                           1996               1995
                                           ----               ----
9.00% mortgage, due in
  monthly installments of
  $11,411, including interest,
  balance due February 2004,
  secured by land
  and building                       $1,010,000      $   1,054,000
8.75% mortgage, due
  in monthly installments of
  $6,981, including interest,
  interest rate adjustment in
  1998, balance due January
  2003, secured by land
  and building                          722,000            742,000
8.25% note payable, due in
  monthly installments
  of $11,039,
  including interest,
  due December 1997,
  secured by equipment                  127,000            243,000
8.49% notes payable                           -            676,000
Other                                    79,000            410,000
                                     ----------            -------
                                     $1,938,000       $  3,125,000
Less current maturities                 227,000          1,041,000
                                     ----------            -------
                                     $1,711,000       $  2,084,000
                                     ==========       ============

The annual maturities of long-term debt as of December 28, 1996 were as follows:

1997                                                   $   227,000
1998                                                        95,000
1999                                                        92,000
2000                                                       103,000
2001                                                        98,000
Thereafter                                               1,323,000
                                                         ---------
                                                        $1,938,000
                                                        ==========



NOTE 6.  ACCRUED EXPENSES

Accrued expenses were as follows:
                              1996                 1995
-------------------------------------------------------
Compensation            $  218,000          $   307,000
Lease contingencies
and closing costs          466,000                    -
Other                      476,000              734,000
                        ----------          -----------
                        $1,160,000          $ 1,041,000
                        ==========          ===========


NOTE 7.  COMMITMENTS

OPERATING LEASES: The Company leases certain of its recycling center facilities and retail stores under noncancelable operating leases. The leases require the payment of taxes, maintenance, utilities and insurance.

In the fourth quarter of 1996, the Company withdrew from three under-performing markets and closed its retail locations in the Los Angeles, California, market. The Company is currently negotiating the cancellation of leases in these markets. At December 28, 1996, the Company had accrued $320,000 for estimated settlements of these leases.

Minimum rental commitments under noncancelable operating leases excluding disputed leases as of December 28, 1996 were as follows:

1997                                        $  311,000
1998                                        $  222,000
1999                                        $  177,000
2000                                        $  131,000
2001                                        $   15,000

Rent expense for the fiscal years ended December 28, 1996, December 30, 1995 and December 31, 1994 was $1,585,000, $1,010,000 and $1,139,000, respectively.


NOTE 8.  INCOME TAXES

The provision for (benefit of) income taxes consisted of the following:
                    1996         1995             1994
------------------------------------------------------
 Current:
  Federal     $(415,000)   $   (4,000)    $    669,000
  State               -             -          157,000
Deferred        650,000      (586,000)        (161,000)
              ----------   -----------    ------------
              $ 235,000    $ (590,000)    $    665,000
              =========    ===========    ============

A reconciliation of the effective tax rates with the federal statutory tax rate is shown below:

                                1996         1995          1994
---------------------------------------------------------------
Income taxes at
  statutory rate         $(2,462,000)   $(566,000)   $  539,000
State taxes, net
  of federal
  tax effect                (208,000)     (24,000)      126,000
Permanent
  differences                110,000            -             -
Change in valuation
  allowance                  235,000            -             -
Effect of NOL
  with no current
  tax benefit              2,560,000            -             -
                         -----------    ---------    ----------
                         $   235,000    $(590,000)     $665,000
                         ===========    ==========   ==========

The Company recorded income tax benefits of $127,000 in 1995 and $139,000 in 1994, attributable to employee stock option transactions.

The tax effects of principal temporary differences are as follows:

                                        1996         1995
---------------------------------------------------------
Accelerated tax depreciation     $   203,000  $   244,000
                                 -----------  -----------
Gross deferred tax liability     $   203,000  $   244,000
                                 -----------  -----------
Net operating loss carryforwards $(1,873,000) $   (32,000)
Loss on asset impairment            (478,000)    (478,000)
Federal and state tax credits       (250,000)     (87,000)
Deferred start-up costs                    -      (80,000)
Accrued expenses                    (397,000)    (217,000)
Valuation allowance                2,795,000            -
                                 -----------  -----------
Gross deferred tax asset         $  (203,000) $  (894,000)
                                 -----------  -----------
Net deferred tax asset           $         -  $  (650,000)
                                 ===========  ===========

At December 28, 1996, the Company recorded a valuation allowance of $2,795,000 on deferred tax assets to reduce the total to an amount management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. At December 28, 1996, the Company had net operating loss carryforwards of $4,515,000 that expire in 2011.

The components giving rise to the net deferred tax asset have been included in the accompanying balance sheets as follows:

                                1996             1995
-----------------------------------------------------
Net current asset          $       -      $  (277,000)
Net noncurrent asset               -         (373,000)
                           ---------      ------------
Net deferred tax asset      $      -      $   650,000)
                            ========      ============


NOTE 9.  SHAREHOLDERS' EQUITY

1989 STOCK OPTION PLAN: The Company has a 1989 Stock Option Plan (the "Plan") that permits the granting of "incentive stock options" meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified options which do not meet the requirements of Section 422. The Plan has 150,000 shares available for grant. The options that have been granted under the Plan are exercisable for a period of five or seven years from the date of grant and vest over a period of two or three years from the date of grant.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Plan been determined based on the fair value at the grant date for awards in 1996 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:
                                                  1996
------------------------------------------------------
Net loss - as reported                    $(7,269,000)
Net loss - pro forma                      $(7,348,000)
Net loss per share - as reported          $     (6.53)
Net loss per share - pro forma            $     (6.60)
------------------------------------------------------

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1996:
                                                 1996
-----------------------------------------------------
Expected dividend yield                     $      -
Expected stock price volatility                51.02%
Risk-free interest rate                         6.00%
Expected life of options (years)                3
-----------------------------------------------------
Additional information relating to all outstanding options as of December 31, 1994, December 30, 1995 and December 28, 1996 is as follows:

                                                    Weighted
                                                     Average
                                    Shares    Exercise Price
                                    ------    --------------
           Outstanding at
             December 31, 1993      77,000            $19.44
                Granted             29,000            $17.52
                Exercised          (34,000)           $ 4.72
                Cancelled           (1,000)           $45.52
                                   -------            ------
           Outstanding at
             December 31, 1994      71,000            $25.92
                Granted                  -            $    -
                Exercised           (6,000)           $ 9.44
                Cancelled           (1,000)           $28.20
                                   -------            ------
           Outstanding at
             December 30, 1995      64,000            $27.08
                Granted             37,000            $12.72
                Exercised           (9,000)           $ 9.60
                Cancelled          (12,000)           $20.72
                                  --------            ------
           Outstanding at
             December 28, 1996      80,000            $23.36
                                    ======            ======

The weighted average fair value per option of options granted during 1996 was $4.92.

The following tables summarize information about stock options outstanding as of December 28, 1996:

                       OPTIONS OUTSTANDING

                                       Weighted
                                        Average        Weighted
Range of                 Number       Remaining         Average
Exercise                Options     Contractual        Exercise
Prices              Outstanding     Life (Years)          Price
------              -----------     ------------       --------

$35.52 to $48.00         22,000             1.5          $44.76
$28.00                    4,000             0.1          $28.00
$17.52                   28,000             4.7          $17.52
$9.00 to $12.76          26,000             6.5          $10.60
                         ------
                         80,000
                         ======


                               OPTIONS EXERCISABLE

                                                         Weighted
Range of                      Number                      Average
Exercise                     Options                     Exercise
Prices                   Exercisable                        Price
------                   -----------                     --------

$35.52 to $48.00              22,000                       $44.76
$28.00                         4,000                       $28.00
$17.52                        19,000                       $17.52
$9.00 to $12.76                    -                       $10.60
                              ------
                              45,000
                              ======

PRIVATE PLACEMENT: In May 1996, $700,000 was raised in a private placement of Common Stock to an institutional investor by selling 50,000 shares at $14.00 per share.

REVERSE SPLIT: Subsequent to year-end, the Company announced a 1-for-4 reverse stock split and decreased the number of authorized shares to five million. The effect of the reverse stock split has been retroactively reflected in these financial statements and notes for all periods presented.


NOTE 10.  MAJOR CUSTOMERS

Net revenues include sales to major customers as follows:

                          1996        1995           1994
---------------------------------------------------------
REVENUE PERCENTAGE:
    Customer A           22.1%       23.5%          28.5%
    Customer B            1.9%       14.0%          10.4%
                        ------       -----          -----
       Totals            24.0%       37.5%          38.9%
                         =====       =====          =====

ENDING RECEIVABLE
BALANCE:
Customer A         $   268,000   $ 301,000   $  1,676,000
Customer B                  -           -         391,000
                   -----------   ---------   ------------
       Totals      $   268,000   $ 301,000   $  2,067,000
                   ===========   ===========   ==========


NOTE 11. LOSS ON IMPAIRED ASSETS AND NON-RECURRING CHARGES

As of December 30, 1995, the Company recorded a charge of $1,316,000 consisting of a loss on impaired assets and accruals associated with the Company's business with utility customers. The loss on impaired assets was $1,194,000 with related charges of $122,000.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         No changes in or disagreements with accountants have occurred within the two-year period ended December 28, 1996, which required reporting on Form 8-K.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         Information regarding directors and executive officers of the Company is set forth under Information Concerning Directors, Nominees and Executive Officers and under Compliance With Section 16(a) in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders to be held April 24, 1997, and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

         Information regarding Executive Compensation set forth under Executive Compensation in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders to be held April 24, 1997, other than the subsections captioned Report of the Compensation and Benefits Committee and Performance Graph, is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners and management is set forth under Beneficial Ownership of Common Stock in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders to be held April 24, 1997, and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions is set forth under Information Concerning Directors, Nominees and Executive Officers in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders to be held April 24, 1997, and is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)      FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

         1.       FINANCIAL STATEMENTS

                  See Index to Financial Statements under Item 8 of this report.

         2.       FINANCIAL STATEMENT SCHEDULES

                  The financial statement schedules of the Company are omitted because of the absence of conditions under which they are required, or the information required is available in the financial statements under Item 8 of this report.

         3.       EXHIBITS

                  See Index to Exhibits.

(B)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this report.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 25, 1997          APPLIANCE RECYCLING CENTERS OF
                                AMERICA, INC.
                                (Registrant)



                                By     /s/ Edward R. Cameron
                                       ---------------------
                                       Edward R. Cameron
                                       President and Chief Executive Officer


                                By     /s/ Kent S. McCoy
                                       -----------------
                                       Kent S. McCoy
                                       Vice President of Finance and Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                           TITLE                                                   DATE
---------                           -----                                                   ----

/s/ Edward R. Cameron               Chairman of the Board, President and                March 25, 1997
---------------------------         Chief Executive Officer
Edward R. Cameron


/s/ Kent S. McCoy                   Vice President of Finance and Treasurer             March 25, 1997
---------------------------         (Principal Accounting Officer)
Kent S. McCoy


/s/ George B. Bonniwell             Director                                            March 25, 1997
---------------------------
George B. Bonniwell


/s/ Duane S. Carlson                Director                                            March 25, 1997
---------------------------
Duane S. Carlson


/s/ Harry W. Spell                  Director                                            March 25, 1997
---------------------------
Harry W. Spell


                                INDEX TO EXHIBITS

  Exhibit
    No.       Description
  -------     -----------

      3.1 Restated Articles of Incorporation of Appliance Recycling Centers of America, Inc. [filed as Exhibit 3.1 to the Company's Registration Statement on Form S-18 (Registration No. 33-43182C) and incorporated herein by reference].

      3.2 Restated Articles of Incorporation as amended June 3, 1993 [filed as Exhibit 19.2 to the Company's Form 10-Q for the quarter ended June 30, 1993 (File No. 0-19621) and incorporated herein by reference].

     +3.3 Articles of Amendment of Articles of Incorporation of Appliance Recycling Centers of America, Inc. dated February 7, 1997.

      3.4     Bylaws of Appliance Recycling Centers of America, Inc. [filed as
              Exhibit 3.2 to the Company's Registration Statement on Form S-18 (Registration No. 33-43182C) and incorporated herein by reference].

     10.1 Restated 1989 Stock Option Plan, as amended [filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1 (Registration No. 33-58338) and incorporated herein by reference].

     10.2 Amendment dated May 14, 1992, to lease between Six Brainard Associates Limited Partnership and ARCA Connecticut, Inc. [filed as Exhibit 10.11 to the Company's Registration Statement on Form S-1 (Registration No. 33-58338) and incorporated herein by reference].

     10.3 Lease dated June 4, 1991, between ARCA Ohio, Inc. and The Eleven Ten Parkway Company [filed as Exhibit 10.14 to the Company's Registration Statement on Form S-18 (Registration No. 33-43182C) and incorporated herein by reference].

    *10.4 Amended Appliance Recycling Centers of America, Inc. 1989 Stock Option Plan [filed as Exhibit 19.3 to the Company's Form 10-Q for the quarter ended June 30, 1993 (File No. 0-19621) and incorporated herein by reference].

   **10.5 Shareholder agreement of Appliance Recycling Centers of America-California, Inc. dated August 14, 1993, between Appliance Recycling Centers of America, Inc. and COMCAL SYNERGITICS, Inc. [filed as Exhibit 10.26 to the Company's Form 10-K for the year ended December 31, 1993 (File No.0-19621) and incorporated herein by reference].

     10.6 Agreement dated December 17, 1992, between Appliance Recycling Centers of America, Inc. and TCF Savings Bank [filed with the Company's Form 8-K, dated December 17, 1992 (File No. 0-19621) and incorporated herein by reference].

     10.7 Agreement dated January 19, 1994, between Appliance Recycling Centers of America, Inc. and Standard Insurance Corporation [filed as Exhibit 10.29 to the Company's Form 10-K for the year ended December 31, 1993 (File No.0-19621) and incorporated herein by reference].

     10.8 Agreement and Plan of Reorganization dated January 2, 1996, between Appliance Recycling Centers of America, Inc., ARCA Maryland, Inc., Universal Appliance Company, Inc. and Universal Appliance Recycling, Inc. [filed as Exhibit 10.13 to the Company's Form 10-K for the year ended December 30, 1995 (File No. 0-19621) and incorporated herein by reference].

     10.9 Agreement dated May 7, 1996, between Appliance Recycling Centers of America, Inc. and Southern California Edison Company [filed as exhibit 10.14 to the Company's Form 10-Q for the quarter ended September 28, 1996 (File No. 0-19621) and incorporated herein by reference].

     10.10 Line of credit dated August 30, 1996, between Appliance Recycling Centers of America, Inc. and Spectrum Commercial Services, a division of Lyons Financial Services, Inc. [filed as exhibit 10.15 to the Company's Form 10-Q for the quarter ended September 28, 1996 (File No. 0-19621) and incorporated herein by reference].

     10.11 Amended line of credit dated November 8, 1996, between Appliance Recycling Centers of America, Inc. and Spectrum Commercial Services, a division of Lyons Financial Services, Inc. [filed as exhibit 10.16 to the Company's Form 10-Q for the quarter ended September 28, 1996 (File No. 0-19621) and incorporated herein by reference].

    +21.1     Subsidiaries of Appliance Recycling Centers of America, Inc.

    +23.1     Consent of McGladrey & Pullen, LLP, Independent Public
              Accountants.

    +27       Financial Data Schedule.
--------------------
* Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K.
** The Company has requested confidential treatment pursuant to Rule 406 for portions of these Exhibits.
+    Filed herewith.