Form 10-K/A
period 1996-12-28
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 1997-04-02
CIK 862861

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY


         Certain information regarding directors and executive officers of the Company required by Item 10 is set forth under Information Concerning Directors, Nominees and Executive Officers in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders to be held April 24, 1997, and was incorporated by reference into the Form 10-K filed on March 28, 1997. Information required by Item 405 of Regulation S-K is amended to read as follows:

         The Company's directors, its executive officers and any persons holding more than 10% of outstanding Common Stock are required to file reports concerning their initial ownership of Common Stock and any subsequent changes in that ownership. Except as stated below, the Company believes that the filing requirements for the last fiscal year were satisfied. Two officers, Kent McCoy and Glynnis Jones, failed to timely file a Form 4 with respect to a grant of options. Such forms have now been filed. In making this disclosure, the Company has relied solely on written representations of its directors, executive officers and beneficial owners of more than 10% of Common Stock and copies of the reports that they have filed with the Securities and Exchange Commission.



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 31, 1997               APPLIANCE RECYCLING CENTERS OF
                                     AMERICA, INC.
                                     (Registrant)



                                     By  /s/ Edward R. Cameron
                                         ---------------------------------------
                                         Edward R. Cameron
                                         President and Chief Executive Officer


                                     By  /s/ Kent S. McCoy
                                         ---------------------------------------
                                         Kent S. McCoy
                                         Vice President of Finance and Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                           TITLE                                      DATE
---------                           -----                                      ----


/s/ Edward R. Cameron               Chairman of the Board, President and       March 31, 1997
------------------------------      Chief Executive Officer
Edward R. Cameron


/s/ Kent S. McCoy                   Vice President of Finance and Treasurer    March 31, 1997
------------------------------      (Principal Accounting Officer)
Kent S. McCoy


/s/ George B. Bonniwell             Director                                   March 31, 1997
------------------------------
George B. Bonniwell


/s/ Duane S. Carlson                Director                                   March 31, 1997
------------------------------
Duane S. Carlson


/s/ Harry W. Spell                  Director                                   March 31, 1997
-------------------------------
Harry W. Spell

