Form 10-Q
period 1997-03-29
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 1997-05-13
CIK 862861

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 29, 1997

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

                          YES __X__     NO ____

As of May 8, 1997, the number of shares outstanding of the registrant's no par value Common Stock was 1,356,295 shares.



                  APPLIANCE RECYCLING CENTERS of AMERICA, INC.


                                      INDEX

PART I.        FINANCIAL INFORMATION

    Item 1:    Financial Statements:

                   Consolidated Balance Sheets as of
                   March 29, 1997 and December 28, 1996

                   Consolidated Statements of Operations for the Three Months Ended March 29, 1997 and March 30, 1996

                   Consolidated Statements of Cash Flows for the
                   Three Months Ended March 29, 1997 and March 30, 1996

                   Notes to Consolidated Financial Statements

   Item 2:     Management's Discussion and Analysis
               of Financial Condition and Results of Operations


PART II.       OTHER INFORMATION




Appliance Recycling Centers of America, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                                  March 29,        December 28,
                                                                                       1997                1996
----------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
    Cash and cash equivalents                                                 $     209,000       $     280,000
    Accounts receivable, net of allowance of $110,000 in 1997
        and $84,000 in 1996                                                       1,628,000           1,127,000
    Inventories                                                                     458,000             444,000
    Other current assets                                                            177,000             246,000
    Income taxes receivable                                                               -             400,000
---------------------------------------------------------------------------------------------------------------
        Total current assets                                                  $   2,472,000       $   2,497,000
---------------------------------------------------------------------------------------------------------------
Property and Equipment, at cost
    Land                                                                      $   2,103,000       $   2,103,000
    Buildings and improvements                                                    3,770,000           3,798,000
    Equipment                                                                     5,552,000           5,604,000
---------------------------------------------------------------------------------------------------------------
                                                                              $  11,425,000       $  11,505,000
    Less accumulated depreciation                                                 4,308,000           4,086,000
---------------------------------------------------------------------------------------------------------------
        Net property and equipment                                            $   7,117,000       $   7,419,000
---------------------------------------------------------------------------------------------------------------
Other Assets                                                                  $      66,000       $      76,000
---------------------------------------------------------------------------------------------------------------
        Total assets                                                          $   9,655,000       $   9,992,000
===============================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Line of credit                                                            $   1,290,000       $   1,390,000
    Current maturities of long-term obligations                                     195,000             227,000
    Accounts payable                                                              1,348,000           1,391,000
    Accrued expenses                                                                949,000           1,160,000
---------------------------------------------------------------------------------------------------------------
        Total current liabilities                                             $   3,782,000       $   4,168,000
Minority Interest in Subsidiary                                                      13,000                   -
Long-Term Obligations, less current maturities                                    1,684,000           1,711,000
---------------------------------------------------------------------------------------------------------------
        Total liabilities                                                     $   5,479,000       $   5,879,000
---------------------------------------------------------------------------------------------------------------
Shareholders' Equity
    Common, no par value; authorized 5,000,000
        shares; issued and outstanding 1,137,000 shares as of
        March 29, 1997 and 1,137,000 shares as of December 28, 1996           $  10,350,000       $  10,350,000
    Accumulated deficit                                                          (6,174,000)         (6,237,000)
---------------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                            $   4,176,000       $   4,113,000
---------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity                            $   9,655,000       $   9,992,000
===============================================================================================================

                 See Notes to Consolidated Financial Statements.




Appliance Recycling Centers of America, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
                                                                                       Three Months Ended
                                                                                  March 29,           March 30,
                                                                                       1997                1996
----------------------------------------------------------------------------------------------------------------
Revenues
    Recycling revenues                                                        $   1,815,000       $   1,767,000
    Encore revenues                                                                 938,000             834,000
    Byproduct revenues                                                              490,000             459,000
---------------------------------------------------------------------------------------------------------------
    Total revenues                                                            $   3,243,000       $   3,060,000
Cost of Revenues                                                                  1,685,000           2,850,000
---------------------------------------------------------------------------------------------------------------
    Gross profit                                                              $   1,558,000       $     210,000
Selling, General and Administrative Expenses                                      1,448,000           2,047,000
---------------------------------------------------------------------------------------------------------------
    Operating income (loss)                                                   $     110,000       $  (1,837,000)
Other Income (Expense):
    Other income (expense)                                                           58,000             (13,000)
    Interest income                                                                   1,000              28,000
    Interest expense                                                                (93,000)            (70,000)
----------------------------------------------------------------------------------------------------------------
    Income (loss) before provision for income taxes
        and minority interest                                                 $      76,000       $  (1,892,000)
Provision for (Benefit of) Income Taxes                                                   -                   -
---------------------------------------------------------------------------------------------------------------
    Income (loss) before minority interest                                    $      76,000       $  (1,892,000)
Minority Interest in Net Income of Subsidiary                                        13,000                   -
---------------------------------------------------------------------------------------------------------------
    Net income (loss)                                                         $      63,000       $  (1,892,000)

===============================================================================================================

Net Earnings (Loss) per Common and
    Common Equivalent Share                                                   $        0.06       $       (1.75)

===============================================================================================================

Weighted Average Number of Common and
    Common Equivalent Shares                                                      1,137,000           1,081,000

===============================================================================================================

                 See Notes to Consolidated Financial Statements.




Appliance Recycling Centers of America, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                                       Three Months Ended
                                                                                  March 29,           March 30,
                                                                                       1997                1996
----------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
    Net income (loss)                                                         $      63,000       $  (1,892,000)
    Adjustments to reconcile net income (loss) to net
        cash provided by (used in) operating activities:
    Depreciation and amortization                                                   300,000             365,000
    Minority interest in net income of subsidiary                                    13,000                   -
    (Gain) loss on sale of equipment                                                (34,000)             16,000
    Change in assets and liabilities, net of effects from acquisition of Universal Appliance Company, Inc. and Universal
        Appliance Recycling, Inc. in 1996:
        (Increase) decrease in:
            Receivables                                                            (501,000)            260,000
            Inventories                                                             (14,000)           (319,000)
            Other current assets                                                     69,000             (71,000)
            Income taxes receivable                                                 400,000              40,000
        Increase (decrease) in:
            Accounts payable                                                        (43,000)           (444,000)
            Accrued expenses                                                       (211,000)           (326,000)
            Income taxes payable                                                          -             (15,000)
----------------------------------------------------------------------------------------------------------------
                Net cash provided by (used in) operating activities           $      42,000       $  (2,386,000)
----------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
    Purchase of equipment                                                     $           -       $    (627,000)
    Cash acquired for acquisition of Universal Appliance
        Company, Inc. and Universal Appliance Recycling, Inc.                             -              26,000
    Payments for noncompete agreements                                                    -            (110,000)
    Proceeds from disposal of equipment                                              46,000                   -
---------------------------------------------------------------------------------------------------------------
                Net cash provided by (used in) investing activities           $      46,000       $    (711,000)
----------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
    Payments on line of credit                                                $    (100,000)      $           -
    Payments on long-term obligations                                               (59,000)           (360,000)
    Proceeds and tax benefit from stock options                                           -              33,000
---------------------------------------------------------------------------------------------------------------
                Net cash used in financing activities                         $    (159,000)      $    (327,000)
----------------------------------------------------------------------------------------------------------------
    Increase (decrease) in cash and cash equivalents                          $     (71,000)      $  (3,424,000)
Cash and Cash Equivalents
    Beginning                                                                       280,000           4,605,000
---------------------------------------------------------------------------------------------------------------
    Ending                                                                    $     209,000       $   1,181,000
===============================================================================================================




                                                                                        Three Months Ended
                                                                                  March 29,           March 30,
                                                                                       1997                1996
----------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
    Cash payments (receipts) for:
        Interest                                                              $      93,000       $      70,000
        Income taxes net of refunds                                           $    (398,000)      $     (25,000)
===============================================================================================================
Supplemental Schedule of Noncash Investing and
    Financing Activities
        Acquisition of Universal Appliance Company, Inc. and
            Universal Appliance Recycling, Inc.
                Working capital acquired, including cash and cash
                  equivalents of $26,000                                      $           -       $     118,000
                Fair value of other assets acquired, principally property
                  and equipment and a noncompete agreement                                -             176,000
                Value assigned to goodwill                                                -             302,000
                Long-term debt assumed                                                    -            (207,000)
---------------------------------------------------------------------------------------------------------------
                Total consideration, 21,000 shares of Common Stock            $           -       $     389,000
===============================================================================================================

                 See Notes to Consolidated Financial Statements.




Appliance Recycling Centers of America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. Financial Statements - In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company and its subsidiaries as of March 29, 1997 and the results of operations and its cash flows for the three-month periods ended March 29, 1997 and March 30, 1996. The results of operations for any interim period are not necessarily indicative of the results for the year. These interim consolidated financial statements should be read in conjunction with the Company's annual financial statements and related notes in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996.

2.       Accrued Expenses
         Accrued expenses were as follows:

                                          March 29,          December 28,
                                               1997                  1996
                                       ------------        --------------

               Compensation            $    151,000        $      218,000
               Lease contingencies
                 and closing costs          347,000               466,000
               Other                        451,000               476,000
                                       ------------        --------------
                                       $    949,000        $    1,160,000
                                       ============        ==============

3. Reverse Split - During the quarter ended March 29, 1997, the Company announced a 1-for-4 reverse stock split and decreased the number of authorized shares to five million. The effect of the reverse stock split has been retroactively reflected in these financial statements for all prior periods presented. In addition, on April 24, 1997, the Company's shareholders approved an amendment to the Company's Articles of Incorporation increasing the number of authorized shares to ten million.


PART I: ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the Company's level of operation and financial condition. This discussion should be read with the consolidated financial statements appearing in Item 1.

RESULTS OF OPERATIONS

        The Company generates revenues from three sources: recycling revenues, Encore(R) revenues and byproduct revenues. Recycling revenues are fees charged for the disposal of appliances. Encore revenues are sales of appliances, extended warranty sales and delivery fees. Byproduct revenues are sales of materials generated from processed appliances.

        Total revenues for the three months ended March 29, 1997 were $3,243,000 compared to $3,060,000 for the three months ended March 30, 1996. Recycling revenues increased to $1,815,000 in the three months ended March 29, 1997 from $1,767,000 in the same period of 1996. The increase in recycling revenues was primarily due to the increase in refrigerator recycling volume related to the contract with Southern California Edison Company ("Edison"). The contract is expected to generate a minimum of $3.5 million in revenues in 1997. The timing and amount of revenues will be dependent on advertising by Edison.

        Encore revenues for the three months ended March 29, 1997 were $938,000 compared to $834,000 for the three months ended March 30, 1996, an increase of 12%. The increase was primarily due to an increase in same-store Encore retail sales of 23% (a sales comparison of six stores that were open the entire first three months of 1997 and 1996). As of March 30, 1996, the Company operated 19 retail locations. Currently, the Company has 14 retail locations and does not plan to open any new stores in 1997. The Company expects retail sales for the remainder of 1997 to be lower when compared to 1996 due to fewer stores but expects a growth in retail sales per store when compared to 1996. The Company experiences seasonal fluctuations and expects retail sales to be higher in the second and third calendar quarters than in the first and fourth calendar quarters, reflecting consumer purchasing cycles.

        Byproduct revenues for the three months ended March 29, 1997 were $490,000 compared to $459,000 for the same period in the previous year. The increase was primarily due to higher sales of reclaimed chlorofluorocarbons ("CFCs") offset by lower sales of scrap metals.

        Gross profit as a percentage of total revenues increased to 48.0% for the three months ended March 29, 1997 from 6.9% for the three months ended March 30, 1996. The increase was primarily due to an increase in recycling volumes from Edison, higher than planned retail sales and significantly lower operating expenses as a result of restructuring the Company underwent in the fourth quarter of 1996.

        Gross profit as a percentage of total revenues for future periods can be affected favorably or unfavorably by numerous factors, including the volume of appliances recycled from the Edison contract, the speed at which appliance sales increase and the price and volume of byproduct revenues.

        Selling, general and administrative expenses for the three months ended March 29, 1997 decreased to $1,448,000 from $2,047,000 in the same period of 1996. Selling expenses for the three months ended March 29, 1997 decreased to $382,000 from $555,000 in the same period in 1996. The decrease in selling expenses was primarily due to a decrease in costs associated with operating fewer retail stores than in the first quarter of 1996. The Company closed 18 underperforming stores during 1996. General and administrative expenses for the three months ended March 29, 1997 decreased to $1,066,000 from $1,492,000 in the same period in 1996. The decrease in general and administrative expenses was primarily due to operating fewer locations in the first three months of 1997 compared to 1996 and a decrease in personnel costs.

        Interest income decreased to $1,000 for the three months ended March 29, 1997 compared to $28,000 in the same period in 1996. The decrease was due to lower cash balances during the first quarter of 1997 compared to the first quarter of 1996.

        Interest expense was $93,000 for the three months ended March 29, 1997 compared to $70,000 for the same period in 1996. The increase was due to a higher average borrowed amount in the three months ended March 29, 1997 than in the same period in 1996.

        The Company recorded no provision for income taxes for the three months ended March 29, 1997 due to availability of net operating loss carryforwards, which total approximately $4,500,000 and expire in 2011. At March 29, 1997, the Company had a valuation allowance recorded against its net deferred tax assets of approximately $2,800,000, due to uncertainty of realization. Realization of deferred tax assets is dependent upon the generation of sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to become available to reduce taxable income.

        ARCA California, Inc., a subsidiary of the Company, is owned 80% by the Company and 20% by a minority shareholder. Accordingly, a minority interest was recorded as of March 29, 1997, of $13,000.

        The Company recorded a net income of $63,000 for the three months ended March 29, 1997 compared to a net loss of $1,892,000 in the same period of 1996. The increase in income was primarily due to higher than planned retail sales and significantly lower operating and selling, general and administrative expenses as a result of the Encore restructuring in the fourth quarter of 1996, and increased recycling volumes from the Edison contract.

LIQUIDITY AND CAPITAL RESOURCES

        At March 29, 1997, the Company had a working capital deficit of $1,310,000 compared to a working capital deficit of $1,671,000 at December 28, 1996. Cash and cash equivalents decreased to $209,000 at March 29, 1997 from $280,000 at December 28, 1996. Net cash provided by operating activities was $42,000 for the three months ended March 29, 1997 compared to net cash used in operating activities of $2,386,000 in the same period of 1996. The increase in cash provided by operating activities was primarily due to the net income and a decrease in income taxes receivable offset by an increase in accounts receivable.

        The Company did not have any capital expenditures for the three months ended March 29, 1997. The Company's capital expenditures were approximately $627,000 for the three months ended March 30, 1996. The Company has purchase commitments of $112,000 related to building improvements as of March 29, 1997.

        As of March 29, 1997, the Company had a $2.0 million line of credit with a lender. The loan rate as of March 29, 1997 was 13-1/2%. The line of credit is secured by receivables, inventory, equipment, real estate and other assets of the Company and a portion is guaranteed by the President of the Company. The loan also requires that the Company meet certain financial covenants, provides payment penalties for noncompliance, limits the amount of other debt the Company can incur, limits the amount of spending on fixed assets and limits payments of dividends. At March 29, 1997, the Company had borrowings of $1,290,000 under this line.

        The Company believes, based on the anticipated revenues from the Edison contract, the anticipated growth in sales per retail store and the anticipated improvement in gross profit, that its current cash balance, funds generated from operations and current line of credit will be sufficient to finance its operations and capital expenditures through December 1997. The Company's total capital requirements will depend, among other things as discussed below, on the number of recycling centers operating and the number and size of retail stores operating during the fiscal year. Currently, the Company has four centers and 14 stores in operation. If revenues are lower than anticipated or expenses are higher than anticipated or the line of credit cannot be maintained, the Company may require additional capital to finance operations. Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity or other securities. There can be no assurance that such additional sources of financing will be available or available on terms satisfactory to the Company or permitted by the Company's current lender.

        Statements regarding the Company's future operations, performance and results, and anticipated liquidity discussed herein are forward-looking and therefore are subject to certain risks and uncertainties, including those discussed herein. In addition, any forward-looking information regarding the operations of the Company will be affected by the ability of individual stores to meet planned revenue levels, the speed at which individual Encore stores reach profitability, costs and expenses being realized at higher than expected levels, the Company's ability to secure an adequate supply of used appliances for resale, the continued availability of the Company's current line of credit, and the ability of Edison to deliver units under its contract with the Company and the timing of such delivery.


PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1 - LEGAL PROCEEDINGS

         The Company is involved in certain legal proceedings arising from the cancellation of leases in connection with the closing of certain facilities. The Company has established a reserve for lease settlements and closing costs. (See Note 2 to the Consolidated Financial Statements.)

ITEM 2 - CHANGES IN SECURITIES - None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 24, 1997 the Company held its Annual Shareholders' Meeting. At the meeting, Edward R. Cameron, Duane S. Carlson, Harry W. Spell and George B. Bonniwell were elected as directors for 1997. The shareholders also approved an Amendment to the Articles of Incorporation to increase the number of authorized shares of Common Stock to ten million, ratified and approved the Company's 1997 Stock Option Plan and ratified the appointment of McGladrey & Pullen, LLP as independent auditors for the fiscal year ending December 27, 1997.

ITEM 5 - OTHER INFORMATION - None


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit No. 27 - Financial Data Schedule

         (b) The Company did not file any reports on Form 8-K during the three months ended March 29, 1997.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Appliance Recycling Centers of America, Inc.
                                    --------------------------------------------
                                    Registrant



Date: May 9, 1997                   /s/ Edward R. Cameron
                                    --------------------------------------------
                                    Edward R. Cameron
                                    President



Date: May 9, 1997                   /s/ Kent S. McCoy
                                    --------------------------------------------
                                    Kent S. McCoy
                                    Vice President of Finance, Treasurer