Form 10-K/A
period 1996-12-28
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 1997-06-05
CIK 862861

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 2
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 28, 1996
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 4, 1997               APPLIANCE RECYCLING CENTERS OF
                                  AMERICA, INC.
                                  (Registrant)


                                  By  /s/  Edward R. Cameron
                                      Edward R. Cameron
                                      President and Chief Executive Officer

                                  By  /s/  Kent S. McCoy
                                      Kent S. McCoy
                                      Vice President of Finance and Treasurer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                 Title                                    Date
---------                 -----                                    ----

/s/  Edward R. Cameron    Chairman of the Board, President         June 4, 1997
Edward R. Cameron         and Chief Executive Officer


/s/  Kent S. McCoy        Vice President of Finance and Treasurer  June 4, 1997
Kent S. McCoy             (Principal Accounting Officer)


/s/ George B. Bonniwell   Director                                 June 4, 1997
George B. Bonniwell


/s/ Duane S. Carlson      Director                                 June 4, 1997
Duane S. Carlson


/s/ Harry W. Spell        Director                                 June 4, 1997
Harry W. Spell





                                INDEX TO EXHIBITS

Exhibit
 No.              Description
-------           -----------

 23.1             Consent of McGladrey & Pullen, LLP