Form 10-Q
period 1997-06-28
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 1997-08-12
CIK 862861

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 28, 1997

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

                                  YES_X_ NO___

As of August 7, 1997, the number of shares outstanding of the registrant's no par value common stock was 1,319,325 shares.

                  APPLIANCE RECYCLING CENTERS OF AMERICA, INC.


                                      INDEX


PART I.         FINANCIAL INFORMATION

      Item 1:   Financial Statements:

                Consolidated Balance Sheets as of
                June 28, 1997 and December 28, 1996

                Consolidated Statements of Operations for the Three and Six Months Ended June 28, 1997 and June 29, 1996

                Consolidated Statements of Cash Flows for the
                Six Months Ended June 28, 1997 and June 29, 1996

                Notes to Consolidated Financial Statements

      Item 2:   Management's Discussion and Analysis
                of Financial Condition and Results of Operations

PART II.        OTHER INFORMATION

Appliance Recycling Centers of America, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                                                            June 28,      December 28,
                                                                             1997             1996
------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
    Cash and cash equivalents                                        $     307,000       $     280,000
    Accounts receivable, net of allowance of $35,000 in 1997
        and $84,000 in 1996                                                984,000           1,127,000
    Inventories                                                            387,000             444,000
    Other current assets                                                   100,000             246,000
    Income taxes receivable                                                 29,000             400,000
------------------------------------------------------------------------------------------------------
        Total current assets                                         $   1,807,000       $   2,497,000
------------------------------------------------------------------------------------------------------
Property and Equipment, at cost
    Land                                                             $   2,103,000       $   2,103,000
    Buildings and improvements                                           3,901,000           3,798,000
    Equipment                                                            5,519,000           5,604,000
------------------------------------------------------------------------------------------------------
                                                                     $  11,523,000       $  11,505,000
    Less accumulated depreciation                                        4,532,000           4,086,000
------------------------------------------------------------------------------------------------------
        Net property and equipment                                   $   6,991,000       $   7,419,000
------------------------------------------------------------------------------------------------------
Other Assets                                                         $     108,000       $      76,000
------------------------------------------------------------------------------------------------------
        Total assets                                                 $   8,906,000       $   9,992,000
======================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Line of credit                                                   $   1,091,000       $   1,390,000
    Current maturities of long-term obligations                            161,000             227,000
    Accounts payable                                                       792,000           1,391,000
    Accrued expenses                                                       898,000           1,160,000
------------------------------------------------------------------------------------------------------
        Total current liabilities                                    $   2,942,000       $   4,168,000
Minority Interest in Subsidiary                                             53,000                   -
Long-Term Obligations, less current maturities                           1,662,000           1,711,000
------------------------------------------------------------------------------------------------------
        Total liabilities                                            $   4,657,000       $   5,879,000
------------------------------------------------------------------------------------------------------
Shareholders' Equity
    Common stock, no par value; authorized 10,000,000
        shares; issued and outstanding 1,137,000 shares as of
        June 28, 1997 and 1,137,000 shares as of December 28, 1996   $  10,350,000       $  10,350,000
    Accumulated deficit                                                 (6,101,000)         (6,237,000)
------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                   $   4,249,000       $   4,113,000
------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity                   $   8,906,000       $   9,992,000
======================================================================================================


                 See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                                             Three Months Ended               Six Months Ended
                                                          June 28,        June 29,        June 28,        June 29,
                                                        -----------------------------------------------------------
                                                            1997            1996            1997            1996
-------------------------------------------------------------------------------------------------------------------
Revenues
     Recycling revenues                                 $ 1,655,000     $ 1,399,000     $ 3,470,000     $ 3,166,000
     Encore revenues                                      1,029,000       1,351,000       1,967,000       2,185,000
     Byproduct revenues                                     312,000         523,000         802,000         982,000
-------------------------------------------------------------------------------------------------------------------
     Total revenues                                     $ 2,996,000     $ 3,273,000     $ 6,239,000     $ 6,333,000
Cost of Revenues                                          1,676,000       2,692,000       3,361,000       5,542,000
-------------------------------------------------------------------------------------------------------------------
     Gross profit                                       $ 1,320,000     $   581,000     $ 2,878,000     $   791,000
Selling, General and Administrative Expenses              1,219,000       2,209,000       2,667,000       4,256,000
-------------------------------------------------------------------------------------------------------------------
     Operating income (loss)                            $   101,000     $(1,628,000)    $   211,000     $(3,465,000)
Other Income (Expense)
     Other income                                            61,000          84,000         119,000          70,000
     Interest income                                          3,000           4,000           4,000          32,000
     Interest expense                                       (81,000)        (66,000)       (174,000)       (135,000)
-------------------------------------------------------------------------------------------------------------------
     Income (loss) before provision for income taxes
         and minority interest                          $    84,000     $(1,606,000)    $   160,000     $(3,498,000)
Provision for (Benefit of) Income Taxes                     (29,000)             --         (29,000)             --
-------------------------------------------------------------------------------------------------------------------
     Income (loss) before minority interest             $   113,000     $(1,606,000)    $   189,000     $(3,498,000)
Minority Interest in Net Income of Subsidiary                40,000              --          53,000              --
-------------------------------------------------------------------------------------------------------------------
     Net income (loss)                                  $    73,000     $(1,606,000)    $   136,000     $(3,498,000)
===================================================================================================================

Net Earnings (Loss) per Common and
     Common Equivalent Share                            $      0.06     $     (1.46)    $      0.12     $     (3.21)
===================================================================================================================

Weighted Average Number of Common and
     Common Equivalent Shares                             1,137,000       1,101,000       1,137,000       1,091,000
===================================================================================================================


                See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                               Six Months Ended
                                                                           June 28,        June 29,
                                                                      -----------------------------
                                                                            1997           1996
---------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
     Net income (loss)                                                $   136,000      $(3,498,000)
     Adjustments to reconcile net income (loss) to net
         cash provided by (used in) operating activities:
     Depreciation and amortization                                        569,000          764,000
     Minority interest in subsidiary                                       53,000              -
     Common stock issued for services                                        -              30,000
     (Gain) loss on sale of equipment                                     (60,000)         (48,000)
     Change in assets and liabilities, net of effects from
         acquisition of Universal Appliance Company, Inc.
         and Universal Appliance Recycling, Inc. in 1996:
     (Increase) decrease in:
         Receivables                                                      144,000          251,000
         Inventories                                                       57,000         (505,000)
         Other current assets                                              98,000           11,000
         Income taxes receivable                                          370,000           40,000
     (Increase) decrease in:
         Accounts payable                                                (599,000)         (37,000)
         Accrued expenses                                                (262,000)        (237,000)
         Income taxes payable                                                -             (23,000)
---------------------------------------------------------------------------------------------------
              Net cash provided by (used in) operating activities     $   506,000      $(3,252,000)
---------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
     Purchase of equipment                                            $  (143,000)     $(1,147,000)
     Cash acquired for acquisition of Universal Appliance
         Company, Inc. and Universal Appliance Recycling, Inc.                -             26,000
     Payments for noncompete agreements                                       -           (110,000)
     Proceeds from disposal of equipment                                   78,000          153,000
---------------------------------------------------------------------------------------------------
              Net cash used in investing activities                   $   (65,000)     $(1,078,000)
---------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
     Payments on line of credit                                       $  (299,000)             -
     Increase (decrease) in note payable to bank                              -            250,000
     Payments on long-term obligations                                   (115,000)      (1,024,000)
     Proceeds from placement of common stock                                  -            700,000
     Proceeds and tax benefit from stock options                              -             54,000
---------------------------------------------------------------------------------------------------
              Net cash used in financing activities                   $  (414,000)     $   (20,000)
---------------------------------------------------------------------------------------------------
         Effect of foreign currency exchange rate changes
              on cash and cash equivalents                            $       -        $    (1,000)
---------------------------------------------------------------------------------------------------
     Increase (decrease) in cash and cash equivalents                 $    27,000      $(4,351,000)
Cash and Cash Equivalents
     Beginning                                                            280,000        4,605,000
---------------------------------------------------------------------------------------------------
     Ending                                                           $   307,000      $   254,000
===================================================================================================


Appliance Recycling Centers of America, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(Unaudited)


                                                                             Six Months Ended
                                                                           June 28,      June 29,
                                                                         -------------------------
                                                                             1997        1996
--------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
     Cash payments (receipts) for:
         Interest                                                        $ 174,000      $ 136,000
         Income taxes net of refunds                                     $(398,000)     $  (9,000)
==================================================================================================
Supplemental Schedule of Non-Cash Investing and
     Financing Activities
         Acquisition of Universal Appliance Company, Inc. and
              Universal Appliance Recycling, Inc.
                  Working capital acquired, including cash and cash
                      equivalents of $26,000                             $     -        $ 118,000
                  Fair value of other assets acquired, principally
                      property and equipment and a
                      noncompete agreement                                     -          176,000
                  Value assigned to goodwill                                   -          302,000
                  Long-term debt assumed                                       -         (207,000)
--------------------------------------------------------------------------------------------------
                  Total consideration, 84,000 shares of common stock     $     -        $ 389,000
==================================================================================================


                 See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Financial Statements
        In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company and its subsidiaries as of June 28, 1997, and the results of operations for the three-month and six-month periods and its cash flows for the six-month periods ended June 28, 1997 and June 29, 1996. The results of operations for any interim period are not necessarily indicative of the results for the year. These interim consolidated financial statements should be read in conjunction with the Company's annual financial statements and related notes in the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

2.      Accrued Expenses
        Accrued expenses were as follows:
                                              June 28,         December 28,
                                               1997                1996
                                          ------------         -----------
               Compensation               $    236,000         $   218,000
               Lease contingencies
                 and closing costs             232,000             466,000
               Other                           430,000             476,000
                                          ------------         -----------
                                          $    898,000         $ 1,160,000
                                          ============         ===========

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

RESULTS OF OPERATIONS

        The Company generates revenues from three sources: recycling revenues, Encore(R) revenues and byproduct revenues. Recycling revenues are fees charged for the disposal of appliances. Encore revenues are retail and wholesale sales of appliances, extended warranty sales and delivery fees. Byproduct revenues are sales of materials generated from processed appliances.

        Total revenues for the three and six months ended June 28, 1997 were $2,996,000 and $6,239,000, respectively, compared to $3,273,000 and
        $6,333,000 for the same periods in the prior year. Recycling revenues for the three and six months ended June 28, 1997 increased by $256,000 or 18% and $304,000 or 10%, respectively, from the same periods in the prior year. The increase in recycling revenues was primarily due to the increase in refrigerator recycling volume related to the contract with Southern California Edison Company ("Edison"). The contract is expected to generate a minimum of $3.5 million in revenues in 1997. The timing and amount of revenues will be dependent on the amount and frequency of advertising sponsored by Edison. The contract with Edison ends December 31, 1997. At this time, the Company does not know if the contract will be extended into 1998.

        Encore revenues for the three and six months ended June 28, 1997 decreased by $322,000 or 24% and $218,000 or 10%, respectively, from the same periods in the prior year. The decrease in Encore revenues was primarily due to a lower number of retail locations. As of June 29, 1996, the Company operated 30 retail locations. As of June 28, 1997, the Company operated 14 retail locations and does not plan to open any new stores in 1997. Same-store Encore sales increased by 18% for the second quarter (a sales comparison of 11 stores that were open the entire second quarter in 1997 and 1996). The Company expects retail sales for the remainder of 1997 to be lower when compared to 1996 due to fewer stores but expects a growth in retail sales per store when compared to 1996. The Company believes the improvement in same-store sales is a result of the growing awareness and market acceptance of Encore stores.

        Byproduct revenues for the three and six months ended June 28, 1997 decreased by $211,000 or 40% and $180,000 or 18%, respectively, from the same periods in the prior year. The decrease was primarily due to lower sales of reclaimed chlorofluorocarbons ("CFCs") and scrap metals due to fewer appliances recycled. The Company expects byproduct revenues for the last six months of 1997 to be lower than the first six months of 1997 because of lower CFC sales.

        Gross profit as a percentage of total revenues for the three and six months ended June 28, 1997 increased to 44.0% and 46.1%, respectively, from 17.7% and 12.5%, respectively, for the three and six months ended June 29, 1996. The increase was primarily due to an increase in recycling volumes from Edison, significantly lower operating expenses as a result of the restructuring the Company underwent in the fourth quarter of 1996, increased efficiencies in the four centers currently operating and an increase in same-store sales. Gross profit as a percentage of total revenues for future periods can be affected favorably or unfavorably by numerous factors, including the volume of appliances recycled from the Edison contract, the speed at which appliance sales increase and the price and volume of byproduct revenues.

        Selling, general and administrative expenses for the three and six months ended June 28, 1997 decreased by $990,000 or 44.8% and $1,589,000 or 37.3%, respectively, from the same periods in 1996. Selling expenses for the three and six months ended June 28, 1997 decreased by $386,000 or 52.4% and $559,000 or 53.2%, respectively, from the same periods in 1996. The decrease in selling expenses was primarily due to a decrease in costs associated with operating fewer retail stores than in the same periods in the prior year. The Company closed 18 under-performing stores during 1996. General and administrative expenses for the three and six months ended June 28, 1997 decreased by $604,000 or 41.0% and $1,030,000 or 34.7%, respectively, from the same periods of 1996. The decrease in general and administrative expenses was primarily due to operating fewer locations in 1997 compared to 1996 and a decrease in personnel costs.

        Interest expense was $81,000 for the three months and $174,000 for the six months ended June 28, 1997 compared to $66,000 and $135,000 for the same periods in 1996. The increase in interest expense was due to a higher average borrowed amount in the three and six months ended June 28, 1997 than in the same periods in 1996.

        The Company recorded a benefit of income taxes of $29,000 for the six months ended June 28, 1997 due to the liquidation of its Canadian subsidiary. The Company also has available net operating loss carryforwards which total approximately $4,400,000 and expire in 2011. At June 28, 1997, the Company had a valuation allowance recorded against its net deferred tax assets of approximately $2,800,000, due to uncertainty of realization. Realization of deferred tax assets is dependent upon the generation of sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to become available to reduce taxable income.

        ARCA California, Inc., a subsidiary of the Company, is owned 80% by the Company and 20% by a minority shareholder. Accordingly, a minority interest was recorded for the three and six months ended June 28, 1997, of $40,000 and $53,000, respectively.

        The Company recorded net income of $73,000 for the three months and $136,000 for the six months ended June 28, 1997 compared to a net loss of $1,606,000 and $3,498,000 in the same periods of 1996. The increase in income was primarily due to increased recycling volumes from the Edison contract, significantly lower operating and selling, general and administrative expenses as a result of the Encore restructuring in the fourth quarter of 1996, increased efficiencies in the four centers currently operating and an increase in same-store sales.

LIQUIDITY AND CAPITAL RESOURCES

        At June 28, 1997, the Company had a working capital deficit of $1,135,000 compared to a working capital deficit of $1,671,000 at December 28, 1996. Cash and cash equivalents increased to $307,000 at June 28, 1997 from $280,000 at December 28, 1996. Net cash provided by operating activities was $506,000 for the six months ended June 28, 1997 compared to net cash used in operating activities of $3,252,000 in the same period of 1996. The increase in cash provided by operating activities was primarily due to net income of $136,000 as of June 28, 1997 versus a loss of $3,498,000 in the same period in the prior year.

        The Company's capital expenditures for the six months ended June 28, 1997 and June 29, 1996 were approximately $143,000 and $1,147,000, respectively. The 1997 capital expenditures were primarily related to building improvements. The 1996 capital expenditures were primarily related to leasehold improvements to the Company's recycling centers and retail stores.

        As of June 28, 1997, the Company had a $2.0 million line of credit with a lender. The loan rate as of June 28, 1997 was 13-1/2%. The line of credit is secured by receivables, inventory, equipment, real estate and other assets of the Company, is subject to borrowing base limitations and a portion is guaranteed by the President of the Company. The loan also requires that the Company meet certain financial covenants, provides payment penalties for noncompliance, limits the amount of other debt the Company can incur, limits the amount of spending on fixed assets and limits payments of dividends. At June 28, 1997, the Company had borrowings of $1,091,000 under this line and had an additional $462,000 available. Legal proceedings commenced against the Company on August 6, 1997 constitute a default under this loan. See "Legal Proceedings."

        The Company believes, based on the anticipated revenues from the Edison contract, the anticipated growth in sales per retail store and the anticipated improvement in gross profit, that its current cash balance, funds generated from operations and current line of credit will be sufficient to finance its operations and capital expenditures through June 1998. The Company's total capital requirements will depend, among other things as discussed below, on the number of recycling centers operating and the number and size of retail stores operating during the fiscal year.

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

        Statements regarding the Company's future operations, performance and results, and anticipated liquidity discussed herein are forward-looking and therefore are subject to certain risks and uncertainties, including those discussed herein. In addition, any forward-looking information regarding the operations of the Company will be affected by the ability of individual stores to meet planned revenue levels, the speed at which individual Encore stores reach profitability, costs and expenses being realized at higher than expected levels, the Company's ability to secure an adequate supply of used appliances for resale, the continued availability of the Company's current line of credit, the renewal of the contract with Edison in 1998 and the ability of Edison to deliver units under its contracts with the Company and the timing of such delivery.

ISSUED BUT NOT YET ADOPTED ACCOUNTING STANDARD

        The FASB has issued Statement No. 128, Earnings per Share, which supersedes APB Opinion No. 15. Statement No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants and convertible securities, outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per-share amounts. All other entities are required to present basic and diluted per-share amounts. Diluted per-share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations. All entities required to present per-share amounts must initially apply Statement No. 128 for annual and interim periods ending after December 15, 1997. Earlier application is not permitted. The adoption of Statement No. 128 would have had no effect on reported earnings per share.

PART II. OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

         On August 6, 1997, the Company, its subsidiary, Appliance Recycling Centers of America - California, Inc. ("ARCA-CAL"), and its officers, directors and controlling shareholders were sued in California State Court, County of Los Angeles, by the minority (20%) shareholder of ARCA-CAL. The complaint alleges breach of a shareholders agreement between the Company and the plaintiffs, breaches of fiduciary duty, seeks damages in the amount of $2 million, and seeks preliminary and permanent injunctive relief prohibiting ARCA-CAL from transferring funds to the Company during the pendency of this action. ARCA-CAL accounts for all receivables from the Company's contract with Edison. (See, "Management's Discussion and Analysis of Financial Condition and Results of Operations.") Temporary injunctive relief restricting transfer of certain funds to the Company was awarded by the Court on August 8, 1997. The Company does not believe that such temporary injunction will have a material adverse effect on its daily oeprations. A motion to consider permanent injunctive relief is scheduled for August 25, 1997. The granting of a permanent injunction prohibiting the Company from receiving any funds from the Edison contract would have a material adverse effect on the Company. The Company believes that the claims are without merit; however, there can be no assurance at this time whether the Court will grant a permanent injunction prohibitng the transfer of any or all revenues from such contract.

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

ITEM 2 - CHANGES IN SECURITIES - None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 24, 1997 the Annual Meeting of Shareholders of Appliance Recycling Centers of America, Inc. was held to obtain the approval of shareholders of record as of March 7, 1997 in connection with the four matters indicated below. Following is a brief description of each matter voted on at the meeting and the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes, as to each matter:

                                                     Vote
                                   ---------------------------------------------
            Matter                   For                     Withhold Authority
            ------                   ---                     ------------------
         1. Election of Directors:
            Edward R. Cameron      1,064,668                       21,973
            George B. Bonniwell    1,062,772                       23,869
            Duane S. Carlson       1,067,185                       19,456
            Harry W. Spell         1,066,922                       19,719

         2. Approval of an Amendment to the Articles of Incorporation to increase the number of authorized shares of common stock to ten million.
                                                      Vote
                                   ---------------------------------------------
                                      For      Against     Abstain     Not Voted
                                      ---      -------     -------     ---------
                                   1,058,096    22,942       5,603        0

         3. Ratification and approval of the Company's 1997 Stock Option Plan.
                                                      Vote
                                   ---------------------------------------------
                                      For      Against     Abstain     Not Voted
                                      ---      -------     -------     ---------
                                   704,687      52,519       4,003      325,432

         4. Ratification of McGladrey & Pullen, LLP as independent public accountants for 1997.
                                                      Vote
                                   ---------------------------------------------
                                       For      Against    Abstain     Not Voted
                                       ---      -------    -------     ---------
                                   1,076,878     6,597       3,166         0


ITEM 5 - OTHER INFORMATION - None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit No. 27 - Financial Data Schedule

         (b) The Company did not file any reports on Form 8-K during the three months ended June 28, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Appliance Recycling Centers of America, Inc.
                                          Registrant





Date:  August 8, 1997                   /s/Edward R. Cameron
                                   -------------------------
                                          Edward R. Cameron
                                          President





Date:  August 8, 1997                   /s/Kent S. McCoy
                                   ---------------------
                                          Kent S. McCoy
                                          Vice President of Finance, Treasurer