Form 10-Q
period 1997-09-27
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 1997-11-12
CIK 862861

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 27, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-19621

                  APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

            MINNESOTA
 (State or other jurisdiction of
 incorporation or organization)                                41-1454591
      7400 Excelsior Blvd.                                  (I.R.S. Employer
Minneapolis, Minnesota 55426-4517                          Identification No.)
 (Address of principal executive
  offices)

                                 (612) 930-9000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

              YES _X_                                           NO ___

As of November 7, 1997, the number of shares outstanding of the registrant's no par value common stock was 1,136,744 shares.

                  APPLIANCE RECYCLING CENTERS OF AMERICA, INC.



                                      INDEX




PART I.         FINANCIAL INFORMATION

      Item 1:   Financial Statements:

                Consolidated Balance Sheets as of
                September 27, 1997 and December 28, 1996

                Consolidated Statements of Operations for the Three and Nine Months Ended September 27, 1997 and September 28, 1996

                Consolidated Statements of Cash Flows for the
                Nine Months Ended September 27, 1997
                and September 28, 1996

                Notes to Consolidated Financial Statements

      Item 2:   Management's Discussion and Analysis
                of Financial Condition and Results of Operations

PART II.        OTHER INFORMATION

Appliance Recycling Centers of America, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                                                             September 27,         December 28,
                                                                                  1997                 1996
---------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
    Cash and cash equivalents                                                 $     102,000       $     280,000
    Accounts receivable, net of allowance of $36,000 in 1997
        and $84,000 in 1996                                                         998,000           1,127,000
    Inventories                                                                     460,000             444,000
    Other current assets                                                            142,000             246,000
    Income taxes receivable                                                          29,000             400,000
---------------------------------------------------------------------------------------------------------------
        Total current assets                                                  $   1,731,000       $   2,497,000
---------------------------------------------------------------------------------------------------------------
Property and Equipment, at cost
    Land                                                                      $   2,103,000       $   2,103,000
    Buildings and improvements                                                    3,926,000           3,798,000
    Equipment                                                                     5,551,000           5,604,000
---------------------------------------------------------------------------------------------------------------
                                                                              $  11,580,000       $  11,505,000
    Less accumulated depreciation                                                 4,771,000           4,086,000
---------------------------------------------------------------------------------------------------------------
        Net property and equipment                                            $   6,809,000       $   7,419,000
---------------------------------------------------------------------------------------------------------------
Other Assets                                                                  $     104,000       $      76,000
---------------------------------------------------------------------------------------------------------------
        Total assets                                                          $   8,644,000       $   9,992,000
===============================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Line of credit                                                            $   1,091,000       $   1,390,000
    Current maturities of long-term obligations                                     131,000             227,000
    Accounts payable                                                                922,000           1,391,000
    Accrued expenses                                                                741,000           1,160,000
---------------------------------------------------------------------------------------------------------------
        Total current liabilities                                             $   2,885,000       $   4,168,000
Minority Interest in Subsidiary                                                      85,000                   -
Long-Term Obligations, less current maturities                                    1,635,000           1,711,000
---------------------------------------------------------------------------------------------------------------
        Total liabilities                                                     $   4,605,000       $   5,879,000
---------------------------------------------------------------------------------------------------------------
Shareholders' Equity
    Common stock, no par value; authorized 10,000,000
        shares; issued and outstanding 1,137,000 shares as of
        September 27, 1997 and 1,137,000 shares as of December 28, 1996       $  10,350,000       $  10,350,000
    Accumulated deficit                                                          (6,311,000)         (6,237,000)
----------------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                            $   4,039,000       $   4,113,000
---------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity                            $   8,644,000       $   9,992,000
===============================================================================================================


                 See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                                                        Three Months Ended             Nine Months Ended
                                                                 --------------------------------------------------------------
                                                                   September 27,    September 28,   September 27,   September 28,
                                                                      1997             1996             1997            1996
-------------------------------------------------------------------------------------------------------------------------------
Revenues
     Recycling revenues                                            $  1,411,000    $  1,834,000    $  4,881,000    $  5,000,000
     Encore revenues                                                  1,047,000       1,666,000       3,013,000       3,851,000
     Byproduct revenues                                                 331,000         701,000       1,134,000       1,682,000
-------------------------------------------------------------------------------------------------------------------------------
           Total revenues                                          $  2,789,000    $  4,201,000    $  9,028,000    $ 10,533,000
Cost of Revenues                                                      1,716,000       2,772,000       5,077,000       8,314,000
-------------------------------------------------------------------------------------------------------------------------------
     Gross profit                                                  $  1,073,000    $  1,429,000    $  3,951,000    $  2,219,000
Selling, General and Administrative Expenses                          1,175,000       2,130,000       3,842,000       6,385,000
-------------------------------------------------------------------------------------------------------------------------------
     Operating income (loss)                                       $   (102,000)   $   (701,000)   $    109,000    $ (4,166,000)
Other Income (Expense)
     Other income                                                        (1,000)         21,000         118,000          92,000
     Interest income                                                      4,000           2,000           8,000          34,000
     Interest expense                                                   (82,000)        (67,000)       (255,000)       (203,000)
-------------------------------------------------------------------------------------------------------------------------------
     Income (loss) before provision for income taxes
         and minority interest                                     $   (181,000)   $   (745,000)   $    (20,000)   $ (4,243,000)
Provision for (Benefit of) Income Taxes                                  (2,000)           --           (31,000)           --
-------------------------------------------------------------------------------------------------------------------------------
     Income (loss) before minority interest                        $   (179,000)   $   (745,000)   $     11,000    $ (4,243,000)

Minority Interest in Net Income of Subsidiary                            31,000            --            85,000            --
-------------------------------------------------------------------------------------------------------------------------------
     Net income (loss)                                             $   (210,000)   $   (745,000)   $    (74,000)   $ (4,243,000)

===============================================================================================================================

Net Earnings (Loss) per Common and
     Common Equivalent Share                                       $      (0.18)   $      (0.66)   $      (0.07)   $      (3.84)

===============================================================================================================================

Weighted Average Number of Common and
     Common Equivalent Shares                                         1,137,000       1,137,000       1,137,000       1,106,000

===============================================================================================================================


                See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                              Nine Months Ended
                                                                       ----------------------------
                                                                           September 27, September 28,
                                                                              1997          1996
---------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
     Net income (loss)                                                   $   (74,000)   $(4,243,000)
     Adjustments to reconcile net income (loss) to net
         cash provided by (used in) operating activities:
     Depreciation and amortization                                           814,000      1,148,000
     Minority interest in subsidiary                                          85,000           --
     Common stock issued for services                                           --           30,000
     (Gain) loss on sale of equipment                                        (66,000)       (76,000)
     Deferred income taxes                                                      --           29,000
     Change in assets and liabilities, net of effects from
         acquisition of Universal Appliance Company, Inc.
         and Universal Appliance Recycling, Inc. in 1996:
     (Increase) decrease in:
         Receivables                                                         129,000         41,000
         Inventories                                                         (16,000)      (327,000)
         Other current assets                                                 56,000         41,000
         Income taxes receivable                                             371,000        106,000
     (Increase) decrease in:
         Accounts payable                                                   (469,000)      (270,000)
         Accrued expenses                                                   (419,000)      (424,000)
         Income taxes payable                                                   --          (28,000)
---------------------------------------------------------------------------------------------------
              Net cash provided by (used in) operating activities        $   411,000    $(3,973,000)
---------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
     Purchase of equipment                                               $  (204,000)   $(1,226,000)
     Cash acquired for acquisition of Universal Appliance
         Company, Inc. and Universal Appliance Recycling, Inc.                  --           26,000
     Payments for noncompete agreements                                         --         (110,000)
     Proceeds from disposal of equipment                                      86,000        272,000
---------------------------------------------------------------------------------------------------
              Net cash used in investing activities                      $  (118,000)   $(1,038,000)
---------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
     Payments on line of credit                                          $  (299,000)   $         -
     Increase (decrease) in note payable to bank                                --        1,169,000
     Payments on long-term obligations                                      (172,000)    (1,332,000)
     Proceeds from placement of common stock                                    --          700,000
     Proceeds and tax benefit from stock options                                --           54,000
---------------------------------------------------------------------------------------------------
              Net cash provided by (used in) financing activities        $  (471,000)   $   591,000
---------------------------------------------------------------------------------------------------
         Effect of foreign currency exchange rate changes
              on cash and cash equivalents                               $         -    $    21,000
---------------------------------------------------------------------------------------------------
     Increase (decrease) in cash and cash equivalents                    $  (178,000)   $(4,399,000)
Cash and Cash Equivalents
     Beginning                                                               280,000      4,605,000
---------------------------------------------------------------------------------------------------
     Ending                                                              $   102,000    $   206,000
===================================================================================================


Appliance Recycling Centers of America, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(Unaudited)


                                                                             Nine Months Ended
                                                                         ------------------------
                                                                           September 27, September 28,
                                                                              1997           1996
-------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
     Cash payments (receipts) for:
         Interest                                                          $ 255,000    $ 202,000
         Income taxes net of refunds                                       $(400,000)   $(103,000)
=================================================================================================
Supplemental Schedule of Non-Cash Investing and
     Financing Activities
         Acquisition of Universal Appliance Company, Inc. and
              Universal Appliance Recycling, Inc.
                  Working capital acquired, including cash and cash
                      equivalents of $26,000                               $    --      $ 118,000
                  Fair value of other assets acquired, principally
                      property and equipment and a
                      noncompete agreement                                      --        176,000
                  Value assigned to goodwill                                    --        302,000
                  Long-term debt assumed                                        --       (207,000)
-------------------------------------------------------------------------------------------------
                  Total consideration, 84,000 shares of common stock       $    --      $ 389,000
=================================================================================================


                 See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.      Financial Statements
        In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company and its subsidiaries as of September 27, 1997, and the results of operations for the three-month and nine-month periods and its cash flows for the nine-month periods ended September 27, 1997 and September 28, 1996. The results of operations for any interim period are not necessarily indicative of the results for the year. These interim consolidated financial statements should be read in conjunction with the Company's annual financial statements and related notes in the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

2.      Accrued Expenses

        Accrued expenses were as follows:

                                           September 27,        December 28,
                                                   1997                 1996
                                          --------------       --------------
               Compensation                $     153,000        $    218,000
               Lease contingencies
                 and closing costs               195,000             466,000
               Other                             393,000             476,000
                                          --------------       --------------
                                           $     741,000        $  1,160,000
                                          ==============       ==============

3.       Issued But Not Yet Adopted Accounting Standard

         The FASB has issued Statement No. 128, Earnings per Share, which supersedes APB Opinion No. 15. Statement No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants and convertible securities, outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per-share amounts. All other entities are required to present basic and diluted per-share amounts. Diluted per-share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations. All entities required to present per-share amounts must initially apply Statement No. 128 for annual and interim periods ending after December 15, 1997. Earlier application is not permitted. Management believes the adoption of Statement No. 128 will have no effect on reported earnings per share.

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

        Total revenues for the three and nine months ended September 27, 1997 were $2,789,000 and $9,028,000, respectively, compared to $4,201,000 and $10,533,000 for the same periods in the prior year.

        Recycling revenues for the three and nine months ended September 27, 1997 decreased by $423,000 or 23.1% and $119,000 or 2.4%, respectively, from the same periods in the prior year. The decrease in the three month periods is due primarily to lower recycling revenues generated from the contract with Southern California Edison Company ("Edison"). The decrease in revenues between the nine month periods is due to less revenues associated with programs ended in 1996 partially offset by significant increased recycling fees generated from the Edison, Sears and Coca-Cola contracts. Recycling revenues are expected to decline in the fourth quarter of 1997 due to decreased promotional activities associated with the Edison program. Edison has filed with the California Public Utility Commission ("CPUC") for approval for a 1998 program. The Company expects to have a program with Edison in 1998, contingent on contract negotiations with Edison and CPUC approval.

        Encore revenues for the three and nine months ended September 27, 1997 decreased by $619,000 or 37.2% and $838,000 or 21.8%, respectively, from the same periods in the prior year. The decrease in Encore revenues was primarily due to a lower number of retail locations. In addition, the Company had lower than expected Encore revenues in the first month of the third quarter in fiscal 1997. As of September 27, 1997, the Company operated 13 retail locations compared to 26 as of September 28, 1996. Same-store Encore sales increased by 24% for the third quarter (a sales comparison of 12 stores that were open the entire third quarter in 1997 and 1996). The Company expects retail sales for the remainder of 1997 to be lower when compared to 1996 due to fewer stores but expects a growth in retail sales per store when compared to 1996. The Company believes the improvement in same-store sales is a result of the growing awareness and acceptance of Encore stores and increased supply of product generated from a contract with Whirlpool

        Corporation, Inc. ("Whirlpool"), the nation's largest manufacturer of major household appliances. The contracts with Whirlpool allow the Company to purchase damaged appliances, recondition suitable units and sell them through the Company's Encore retail stores. The Company expects these contracts to provide its retail stores with a significant new supply of high quality appliances. The Company expects Encore revenues to increase over the next twelve months. Revenues, however, will be impacted by seasonality (revenues in the second and third quarters are generally higher than in the first and fourth quarters) and the speed and acceptance of the roll out of the Whirlpool contracts.

        Byproduct revenues for the three and nine months ended September 27, 1997 decreased by $370,000 or 52.8% and $548,000 or 32.6%, respectively, from the same periods in the prior year. The decrease was primarily due to lower sales of reclaimed chlorofluorocarbons ("CFCs") and scrap metals due to fewer appliances recycled. The Company expects byproduct revenues for the remainder of 1997 to continue to decrease because of lower CFC sales and numbers of appliances recycled.

        Gross profit as a percentage of total revenues for the three and nine months ended September 27, 1997 increased to 38.5% and 43.8%, respectively, from 34.0% and 21.1%, respectively, for the three and nine months ended September 28, 1996. The increase was primarily due to an increase in recycling volumes from Edison and significantly lower operating expenses as a result of the restructuring the Company underwent in the fourth quarter of 1996. Gross profit as a percentage of total revenues for future periods can be affected favorably or unfavorably by numerous factors, including the volume of appliances recycled from the Edison contract, the speed at which appliance sales increase and the price and volume of byproduct revenues.

        Selling, general and administrative expenses for the three and nine months ended September 27, 1997 decreased by $955,000 or 44.8% and $2,543,000 or 39.8%, respectively, from the same periods in 1996. Selling expenses for the three and nine months ended September 27, 1997 decreased by $500,000 or 58.3% and $1,058,000 or 49.3%, respectively, from the same periods in 1996. The decrease in selling expenses was primarily due to a decrease in costs associated with operating fewer retail stores than in the same periods in the prior year. General and administrative expenses for the three and nine months ended September 27, 1997 decreased by $455,000 or 35.7% and $1,485,000 or 35.0%, respectively, from the same periods of 1996. The decrease in general and administrative expenses was primarily due to operating fewer locations in 1997 compared to 1996 and a decrease in personnel costs.

        Interest expense was $82,000 for the three months and $255,000 for the nine months ended September 27, 1997 compared to $67,000 and $203,000 for the same periods in 1996. The increase in interest expense was due to a higher average borrowed amount on the line of credit in the three and nine months ended September 27, 1997 than in the same periods in 1996.

        The Company recorded a benefit of income taxes of $31,000 for the nine months ended September 27, 1997 due to the liquidation of its Canadian subsidiary. The Company also has available net operating loss carryforwards which total approximately $4,500,000 and expire in 2011. At September 27, 1997, the Company had a valuation allowance recorded against its net deferred tax assets of approximately $2,800,000, due to uncertainty of realization. Realization of deferred tax assets is dependent upon the generation of sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to become available to reduce taxable income.

        ARCA California, Inc., a subsidiary of the Company, is owned 80% by the Company and 20% by a minority shareholder. Accordingly, a minority interest was recorded for the three and nine months ended September 27, 1997, of $31,000 and $85,000, respectively. Previously, the subsidiary had not recognized net income. As part of the settlement described below, the Company will acquire 100% ownership.

        The Company recorded a net loss of $210,000 for the three months and $74,000 for the nine months ended September 27, 1997 compared to a net loss of $745,000 and $4,243,000 in the same periods of 1996. The decrease in the net loss was primarily due to increased recycling volumes from the Edison contract and significantly lower operating and selling, general and administrative expenses as a result of the Encore restructuring in the fourth quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

        At September 27, 1997, the Company had a working capital deficit of $1,154,000 compared to a working capital deficit of $1,671,000 at December 28, 1996. Cash and cash equivalents decreased to $102,000 at September 27, 1997 from $280,000 at December 28, 1996. Net cash provided by operating activities was $411,000 for the nine months ended September 27, 1997 compared to net cash used in operating activities of $3,973,000 in the same period of 1996. The increase in cash provided by operating activities was primarily due to significantly improved operating results in 1997 compared to 1996 and a net loss of $74,000 as of September 27, 1997 versus a net loss of $4,243,000 in the same period in the prior year.

        The Company's capital expenditures for the nine months ended September 27, 1997 and September 28, 1996 were approximately $204,000 and $1,226,000, respectively. The 1997 capital expenditures were primarily related to building improvements. The 1996 capital expenditures were primarily related to leasehold improvements to the Company's recycling centers and retail stores.

        As of September 27, 1997, the Company had a $2.0 million line of credit with a lender. The loan rate as of September 27, 1997 was 13-1/2%. The line of credit is secured by receivables, inventory, equipment, real estate and other assets of the Company, is subject to borrowing base limitations and a portion is guaranteed by the President of the Company. The loan also requires that the Company meet certain financial covenants, provides payment penalties for noncompliance, limits the amount of other debt the Company can incur, limits the amount of spending on fixed assets and limits payments of dividends. At September 27, 1997, the Company had borrowings of $1,091,000 under this line and had an additional $416,000 available. Due to the legal proceedings commenced against the Company on August 6, 1997, the Company's secured lender called its note in October 1997. The Company has reached an interim arrangement with its lender which allows the Company to borrow an amount comparable to its previous line of credit on substantially the same terms. See "Legal Proceedings."

        The Company believes, based on the anticipated revenues from the Edison contract, the anticipated growth in sales per retail store and the anticipated improvement in gross profit, that its current cash balance, funds generated from operations and current line of credit will be sufficient to finance its operations and capital expenditures through September 1998. The Company's total capital requirements will depend, among other things as discussed below, on the number of recycling centers operating and the number and size of retail stores operating during the fiscal year.

        Currently, the Company has four centers and 13 stores in operation. If revenues are lower than anticipated or expenses are higher than anticipated or the line of credit cannot be maintained, the Company may require additional capital to finance operations. Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity or other securities. There can be no assurance that such additional sources of financing will be available or available on terms satisfactory to the Company or permitted by the Company's current lender.

        Statements regarding the Company's future operations, performance and results, and anticipated liquidity discussed herein are forward-looking and therefore are subject to certain risks and uncertainties, including those discussed herein. In addition, any forward-looking information regarding the operations of the Company will be affected by the ability of individual stores to meet planned revenue levels, the speed at which individual Encore stores reach profitability, costs and expenses being realized at higher than expected levels, the Company's ability to secure an adequate supply of used appliances for resale, the timing and profitability of the Whirlpool contracts, the continued availability of the Company's current line of credit, the renewal of the contract with Edison in 1998 and the ability of Edison to deliver units under its contract with the Company and the timing of such delivery.

PART II.                    OTHER INFORMATION
--------------------------------------------------------------------------------


ITEM 1 - LEGAL PROCEEDINGS

        Due to the legal proceedings brought against Appliance Recycling Centers of America-California, Inc. ("ARCA California") by its minority shareholder, ARCA California filed a voluntary petition for relief seeking a reorganization of the subsidiary under Chapter 11 of the Federal Bankruptcy Act on October 9, 1997. On November 5, 1997, a cash settlement agreement between ARCA, Inc., ARCA California, its officers and directors, and the minority shareholder was reached in which all claims between the parties were settled and ARCA, Inc. acquired all of the minority shareholder's stock in ARCA California. The agreement needs approval by the United States Bankruptcy Court. ARCA California has filed a motion with the Bankruptcy Court to approve the settlement agreement with its minority shareholder and to dismiss the Chapter 11 filing. A hearing is scheduled for November 26, 1997. ARCA California accounts for all of the revenues from the Edison contract.

        In addition, the Company is involved in certain legal proceedings arising from the cancellation of leases in connection with the closing of certain facilities. The Company has established a reserve for lease settlements and closing costs. (See Note 2 to the Consolidated Financial Statements.)

ITEM 2 -    CHANGES IN SECURITIES - None

ITEM 3 -    DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4 -    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5 -    OTHER INFORMATION - None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibit No. 27 - Financial Data Schedule

        (b) On October 21, 1997, the Company filed a Report on Form 8K to report the filing by its subsidiary, Appliance Recycling Centers of America-California, Inc. of a voluntary petition for relief seeking a reorganization of such subsidiary under Chapter 11 of the Federal Bankruptcy Act.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             Appliance Recycling Centers of America, Inc.
                                             Registrant





Date:  November 12, 1997          /s/Edward R. Cameron
                             -----------------------------------
                                  Edward R. Cameron
                                  President





Date:  November 12, 1997          /s/Kent S. McCoy
                             -----------------------------------
                                  Kent S. McCoy
                                  Vice President of Finance, Treasurer