Form 10-K405
period 1998-01-03
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 1998-04-02
CIK 862861

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended January 3, 1998
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 26, 1998, the aggregate market value of the voting stock held by nonaffiliates of the registrant, computed by reference to the average of the high and low prices on such date as reported by the Nasdaq SmallCap Market, was $2,842,000.

As of March 26, 1998, there were outstanding 1,136,744 shares of the registrant's Common Stock, without par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the fiscal year ended January 3, 1998 are incorporated by reference into Part II hereof and portions of the definitive proxy statement dated March 24, 1998 are incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

Item 1.  Business............................................................  3
              General........................................................  3
              Industry Background............................................  3
              Company Background.............................................  4
              Customers and Source of Supply.................................  5
              Company Operations.............................................  6
              Principal Product and Services.................................  7
              Sales and Marketing............................................  7
              Seasonality....................................................  7
              Competition....................................................  8
              Government Regulation..........................................  8
              Employees......................................................  9
Item 2.  Properties..........................................................  9
Item 3.  Legal Proceedings...................................................  9
Item 4.  Submission of Matters to a Vote of Security Holders................. 10

                                     PART II

Item 5.  Market for the Company's Common Equity and Related Shareholder
         Matters............................................................. 10
Item 6.  Selected Financial Data............................................. 11
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................... 11
Item 7A. Quantitative and Qualitative Disclosure about Market Risk........... 11
Item 8.  Financial Statements and Supplementary Data......................... 11
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure................................................ 11

                                    PART III

Item 10. Directors and Executive Officers of the Company..................... 11
Item 11. Executive Compensation.............................................. 11
Item 12. Security Ownership of Certain Beneficial Owners and Management...... 12
Item 13. Certain Relationships and Related Transactions...................... 12

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K..... 13

SIGNATURES................................................................... 14
INDEX TO EXHIBITS............................................................ 15

                                     PART I

ITEM 1.     BUSINESS

GENERAL

            Appliance Recycling Centers of America, Inc., together with its operating subsidiaries ("ARCA" or the "Company"), provides a comprehensive range of services for large-scale collection, resale and recycling of major household appliances in an environmentally sound manner. The Company provides its customers with integrated processes and programs addressing the solid waste management, environmental and energy conservation issues involved with appliance disposal and recycling. The Company generates revenues from fees charged for the disposal of appliances, the sale of materials generated from processed appliances (byproduct revenues) and the sale of reconditioned and distressed appliances through a chain of Company-owned retail stores called Encore(R) Recycled Appliances ("Encore").

            The Company was incorporated in Minnesota in 1983, although through its predecessors, it commenced the appliance recycling business in 1976. The Company's principal office is located at 7400 Excelsior Boulevard, Minneapolis, Minnesota 55426-4517. References herein to the Company include its operating subsidiaries. (See Exhibit 21.1.)

INDUSTRY BACKGROUND

            There are more than 500 million major household appliances, such as refrigerators, freezers, ranges, dishwashers, microwaves, washers, dryers, room air conditioners, water heaters and dehumidifiers, currently in use in the United States. It is estimated by the Steel Recycling Institute that in 1995, 42 million major household appliances were taken out of use in the United States. Industry sources estimate that 50 to 55 million major household appliances will be disposed of each year between the years 1997 and 2000. The disposal of these appliances has become a serious problem as a result of a number of factors including: (i) decreasing landfill capacity in many parts of the country; (ii) the inability of incinerators, composting facilities and other landfill alternatives to process appliances; and (iii) the presence in appliances of certain hazardous and other environmentally harmful materials that require special processing.

            Legislation affecting appliance disposal has been adopted in more than 30 states. This legislation includes landfill restrictions, disposal bans, advance disposal fees and other types of restrictions. As a result, appliances must be dealt with outside the ordinary municipal solid waste stream.

            Landfill restrictions arise in part because some appliance components contain certain hazardous and other environmentally harmful materials, including polychlorinated biphenyls (PCBs), mercury, refrigerants such as chlorofluorocarbons (CFCs) and sulfur dioxide, and oils. PCBs are suspected as carcinogens, are resistant to degradation when deposited in landfills and can cause groundwater contamination. The production of PCBs was banned by the EPA in 1979, although businesses were allowed to continue using remaining inventories of components that contained PCBs. Mercury is toxic to humans and can enter the body through inhalation, skin absorption or ingestion, and it vaporizes at high temperatures forming extremely toxic fumes. CFCs are believed to cause long-term damage to the earth's stratospheric ozone layer and may contribute to global warming when released into the atmosphere. The 1990 Amendments to the Clean Air Act prohibit the venting of CFCs and since July 1,

1992 have required the recovery of CFC refrigerants during the service, repair and disposal of appliances. See Business - Government Regulation.

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

            During 1997, the Company entered into agreements with Whirlpool Corporation, the nation's largest manufacturer of major household appliances, to develop a program for handling distressed appliances for Whirlpool. Under the agreements, the Company will purchase distressed appliances from Whirlpool, recondition suitable units and sell them through ARCA's network of Encore retail stores. Appliances that cannot be reconditioned are recycled in accordance with all applicable environmental regulations. The Company believes that these contracts will provide a large quantity of high quality appliances that can be sold through its Encore stores.

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

            In the late 1980s, in response to stricter environmental protection laws, the Company developed and marketed programs to process and dispose of appliances in an environmentally sound manner. These programs are offered to new appliance manufacturers and retailers, waste management companies and the general public. See Business - Customers and Source of Supply.

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

            During fiscal year 1997, that customer, Southern California Edison Company ("Edison"), accounted for approximately 38% of the Company's net revenues. In February 1998, Edison entered into a contract with the Company to extend the refrigerator recycling program through September 1998. The Company has participated in that program through its California subsidiary since 1993. Under the terms of the contract, Edison will provide for a minimum number of refrigerators to be recycled during the contract period. The contract generated revenues of $4.3 million in 1997 and will generate at least $3.0 million in revenues in 1998.

            In response to the decrease in demand for services from electric utilities, the Company has increased its marketing of services to appliance manufacturers and retailers, waste management companies and property management companies. The Company also has increased its focus on the sale of reconditioned appliances. In 1995, under the name Encore(R) Recycled Appliances, the Company began operating a chain of Company-owned retail stores. These stores offer reconditioned and manufacturers' distressed appliances to value-conscious individuals and property managers.

            During 1996 the Company continued to expand its focus on its Encore retail stores and had more than 30 retail stores open at one point during the year. Due to substantial losses in certain markets, the Company closed centers and stores in three markets in the fourth quarter of 1996. Write-offs and other significant expenses related to these closings caused the Company to report a significantly larger than anticipated loss for the year. The Company currently has four recycling centers, located in Columbus, Ohio; Minneapolis, Minnesota; St. Louis, Missouri; and Los Angeles, California. The Company currently has 14 retail stores in these markets.

CUSTOMERS AND SOURCE OF SUPPLY

            The Company offers its services to entities that as part of their operations become responsible for disposing of large quantities of used appliances. These entities include new appliance manufacturers and retailers, waste management companies, property management companies and utility companies.

            NEW APPLIANCE MANUFACTURERS AND RETAILERS. The Company began its business by offering appliance recycling programs to Sears, Montgomery Ward and other new appliance retailers to collect appliances from either the retailers' facilities or from their consumers. Recently the Company expanded its existing marketing efforts to new appliance manufacturers, a primary source of product that can be reconditioned and sold in the Company's stores.

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

            The Company believes its sources are adequate to supply the current number of retail stores and allow it to increase the number of retail stores.

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

            The Company believes 10 to 15% of all appliances collected can be reconditioned. Appliances identified for resale are thoroughly inspected for wear-and-tear and broken or damaged parts. Worn parts are replaced and appliances are tested to ensure they are fully operational and function safely under proper conditions. Appliances are professionally cleaned and touched-up or repainted. Reconditioned appliances are then sold in the Company's chain of Encore retail stores. Each appliance has a 90-day warranty, with an additional extended warranty available for purchase. The Company offers a money-back guarantee and provides delivery and repair services on products that it sells.

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

            PLANNED EXPANSION. The Company plans to open three to five additional retail stores in 1998 in its existing markets. Management believes that the uncertainties in the electric utility industry regarding deregulation will persist at least through 1998. The reaction to deregulation among states and utilities has been varied. The Company believes, however, that energy conservation and efficiency programs will remain a long-term component of the nation's electric utility industry.

            The Company believes that the growth and expansion of the business in the near future will likely occur primarily through the expansion of revenues from the Company's current retail stores, the development of contracts with solid waste management companies and appliance retailers, and the generation of revenues from the contract with Edison.

PRINCIPAL PRODUCT AND SERVICES

            The Company generates revenues from three sources: recycling fees, appliance sales and byproduct sales. The following table reflects the percentage of total revenues from each source.

                                       1997         1996         1995
                                       ----         ----         ----
            Recycling fees             52.4%        48.4%        75.7%
            Appliance sales            34.6%        36.7%        11.0%
            Byproduct sales            13.0%        14.9%        13.3%
                                       -----        -----        -----
                                      100.0%       100.0%       100.0%
                                      ======       ======       ======

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

            The 1990 Amendments to the Clean Air Act provide for the phaseout of the production of CFCs over a period of years. Effective July 1, 1992, the Act prohibited the venting of CFCs in the course of maintaining, servicing, repairing or disposing of an appliance. The Act also requires the recovery of CFC refrigerants from appliances prior to their disposal or delivery for recycling. In 1995, the venting of CFC substitute refrigerants was also prohibited.

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

EMPLOYEES

            At March 1, 1998, the Company had 158 full-time employees, of whom approximately 55 percent were involved in the collection, transportation and processing of appliances at the Company's centers and approximately 45 percent were in sales, administration and management. The Company has not experienced any work stoppages and believes its employee relations are good.

ITEM 2.     PROPERTIES

            The Company's executive offices are located in Minneapolis, Minnesota, in a Company owned facility which includes approximately 11 acres of land. The building contains approximately 122,000 square feet, including 27,000 square feet of office space and 95,000 square feet of operations and processing space. The Southern California center building, which also is owned by the Company, is located in Compton, California, and consists of 44,000 square feet:
6,000 square feet of office space and 38,000 square feet of warehouse space. In addition, the Company owns a 14,000-square-foot facility in Saint Paul, Minnesota, which contains a retail store at which it sells reconditioned and distressed appliances. All properties owned by the Company currently secure outstanding loans of the Company.

            The Company generally leases the other facilities it operates. The Company usually attempts to negotiate lease terms that correspond to the term of the principal contract or contracts in connection with which the center is to be operated. The Company's centers typically range in size from 12,000 to 40,000 square feet. The Company's retail stores are typically 2,500 to 5,000 square feet. The Company is negotiating the settlement of one remaining lease from the locations closed in 1996.

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

            Due to legal proceedings brought in August 1997 against the Company, its directors and its subsidiary, Appliance Recycling Centers of America-California, Inc. ("ARCA California"), by the minority shareholder of ARCA California, on October 9, 1997 ARCA California filed a voluntary petition for relief seeking a reorganization of the subsidiary under Chapter 11 of the Federal Bankruptcy Act. On November 5, 1997, a cash settlement agreement between ARCA, Inc., ARCA California, its officers and directors, and the minority shareholder was reached in which all claims between the parties were settled and ARCA, Inc. acquired all of the minority shareholder's stock in ARCA California. The agreement was approved by the United States Bankruptcy Court on November 26, 1997 and the Chapter 11 filing was dismissed. ARCA California accounts for all of the revenues from the Edison contract.

            In addition, the Company is involved in certain legal proceedings arising from the cancellation of leases in connection with the closing of certain facilities. The Company has established a reserve for lease settlements and closing costs. See Note 7 in the "Notes to Consolidated Financial Statements" contained in Exhibit 13.0 to this report.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Company did not submit any matters to a vote of security holders during the last quarter of the fiscal year covered by this report.


                                     PART II

ITEM 5.     MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER
            MATTERS

            The Common Stock Data set forth on page 16 of the Company's 1997 Annual Report to Shareholders, presenting certain information regarding the market for the Company's Common Stock, is incorporated herein by reference.

            Within the last three years the Company has issued 79,839 (adjusted for 1 for 4 reverse stock split in February 1997) unregistered shares.

            In August 1995, the Company acquired Major Appliance Pickup Service of St. Louis, Inc. DBA Gateway Appliance Center, Inc. ("Gateway"), a St. Louis, Missouri-based used appliance retailer and recycler, by exchanging 7,143 shares of its Common Stock for 100% ownership of Gateway.

            In January 1996, the Company acquired Universal Appliance Company, Inc. and Universal Appliance Recycling, Inc., Washington, D.C.-based companies, by exchanging a total of 21,000 shares of its Common Stock for 100% ownership of the respective companies, which merged into a subsidiary of the Company, ARCA-Maryland, Inc.

            In May 1996, the Company sold, in a privately negotiated transaction, 50,000 shares of its Common Stock at a purchase price of $14.00 per share to a fund owned by Perkins Capital Management Inc. The proceeds of this sale were used to pay off an equipment loan of $480,000 and for additional working capital.

            In May 1996, the Company agreed to issue 1,696 shares of Common Stock to Tom Harris & Associates, Inc. pursuant to a contract for service with 730 Creative Corporation.

ITEM 6.     SELECTED FINANCIAL DATA

            The Selected Financial Data set forth on page 16 of the Company's 1997 Annual Report to Shareholders is incorporated herein by reference. Such data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis appearing in the Company's 1997 Annual Report to Shareholders. See Exhibit 13.0 to this report.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS FOR THE FISCAL YEARS 1997, 1996 AND 1995

            Management's Discussion and Analysis set forth on page 4 of the Company's 1997 Annual Report to Shareholders, representing management's discussion and analysis of financial condition and results of operations, is incorporated herein by reference. See Exhibit 13.0 to this report.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

            Not applicable.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Independent Auditor's Report set forth in the Company's 1997 Annual Report to Shareholders are incorporated herein by reference. See Index to Financial Statements on page 13 of this report and Exhibit 13.0 to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            No changes in or disagreements with accountants have occurred within the two-year period ended January 3, 1998, which required reporting on Form 8-K.


                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

            Information regarding directors and executive officers of the Company is set forth under "Information Concerning Directors, Nominees and Executive Officers" and under "Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders to be held April 30, 1998 and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

            Information regarding Executive Compensation set forth under "Executive Compensation" in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders to be held April 30, 1998, other than the subsections captioned "Report of the Compensation and Benefits Committee" and "Performance Graph," is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            Information regarding security ownership of certain beneficial owners and management is set forth under "Beneficial Ownership of Common Stock" in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders to be held April 30, 1998, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Information regarding certain relationships and related transactions is set forth under "Information Concerning Directors, Nominees and Executive Officers" in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders to be held April 30, 1998, and is incorporated herein by reference.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)         FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

            1.          FINANCIAL STATEMENTS

                        The following consolidated financial statements of the Company, included in the Company's 1997 Annual Report to Shareholders, are incorporated herein by reference (See
                        Exhibit 13.0 hereto):

                                                                                               PAGE IN 1997
                        DESCRIPTION                                                            ANNUAL REPORT
                        -----------                                                            -------------
                        Independent Auditor's Report.................................................15
                        Consolidated Statements of Operations for
                            the three-year period ended January 3, 1998...............................7
                        Consolidated Balance Sheets at January 3, 1998 and December 28, 1996..........8
                        Consolidated Statements of Cash Flows for
                            the three-year period ended January 3, 1998...............................9
                        Consolidated Statements of Shareholders' Equity for
                            the three-year period ended January 3, 1998..............................10
                        Notes to Consolidated Financial Statements...................................11

            2.          FINANCIAL STATEMENT SCHEDULES

                        The financial statement schedules of the Company are omitted because of the absence of conditions under which they are required, or the information required is available in the financial statements listed above.

            3.          EXHIBITS

                        See Index to Exhibits on page 15 of this report.

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

Dated:  March 27, 1998                 APPLIANCE RECYCLING CENTERS OF
                                       AMERICA, INC.
                                       (Registrant)



                                       By  /s/ Edward R. Cameron
                                           -------------------------------------
                                           Edward R. Cameron
                                           President and Chief Executive Officer


                                       By  /s/ Kent S. McCoy
                                           -------------------------------------
                                           Kent S. McCoy
                                           Chief Financial Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                 TITLE                                   DATE
---------                 -----                                   ----

/s/ Edward R. Cameron     Chairman of the Board, President and    March 27, 1998
-----------------------   Chief Executive Officer
Edward R. Cameron


/s/ Kent S. McCoy         Chief Financial Officer                 March 27, 1998
-----------------------   (Principal Accounting Officer)
Kent S. McCoy


/s/ George B. Bonniwell   Director                                March 27, 1998
-----------------------
George B. Bonniwell


/s/ Duane S. Carlson      Director                                March 27, 1998
-----------------------
Duane S. Carlson


/s/ Harry W. Spell        Director                                March 27, 1998
-----------------------
Harry W. Spell

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

3.3 Articles of Amendment of Articles of Incorporation of Appliance Recycling Centers of America, Inc. dated February 7, 1997 [filed as
            Exhibit 3.3 to the Company's Form 10-K for the year ended December 28, 1996 (File No. 0-19621) and incorporated herein by reference].

+3.4 Articles of Amendment of Articles of Incorporation of Appliance Recycling Centers of America, Inc. dated April 24, 1997.

3.5         Bylaws of Appliance Recycling Centers of America, Inc. [filed as
            Exhibit 3.2 to the Company's Registration Statement on Form S-18 (Registration No. 33-43182C) and incorporated herein by reference].

*10.1 Restated 1989 Stock Option Plan, as amended [filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1 (Registration No. 33-58338) and incorporated herein by reference].

10.2 Amendment dated May 14, 1992, to lease between Six Brainard Associates Limited Partnership and ARCA Connecticut, Inc. [filed as
            Exhibit 10.11 to the Company's Registration Statement on Form S-1 (Registration No. 33-58338) and incorporated herein by reference].

*10.3 Amended Appliance Recycling Centers of America, Inc. 1989 Stock Option Plan [filed as Exhibit 19.3 to the Company's Form 10-Q for the quarter ended June 30, 1993 (File No. 0-19621) and incorporated herein by reference].

10.4 Agreement dated December 17, 1992, between Appliance Recycling Centers of America, Inc. and TCF Savings Bank [filed with the Company's Form 8-K, dated December 17, 1992 (File No. 0-19621) and incorporated herein by reference].

10.5 Agreement dated January 19, 1994, between Appliance Recycling Centers of America, Inc. and Standard Insurance Corporation [filed as Exhibit 10.29 to the Company's Form 10-K for the year ended December 31, 1993 (File No.0-19621) and incorporated herein by reference].

10.6 Line of credit dated August 30, 1996, between Appliance Recycling Centers of America, Inc. and Spectrum Commercial Services, a division of Lyons Financial Services, Inc. [filed as exhibit 10.15 to the Company's Form 10-Q for the quarter ended September 28, 1996 (File No. 0-19621) and incorporated herein by reference].

10.7 Amended line of credit dated November 8, 1996, between Appliance Recycling Centers of America, Inc. and Spectrum Commercial Services, a division of Lyons Financial Services, Inc. [filed as exhibit 10.16 to the Company's Form 10-Q for the quarter ended September 28, 1996 (File No. 0-19621) and incorporated herein by reference].

+10.8 Agreement dated February 11, 1998, between Appliance Recycling Centers of America, Inc. and Southern California Edison Company.

*10.9       1997 Stock Option Plan and Amendment [filed as exhibits 28.1 and
            28.2 to the Company's Registration Statement on Form S-8 (Registration No. 333-28571) and incorporated herein by reference].

+10.10 Amended line of credit dated February 12, 1998 between Appliance Recycling Centers of America, Inc. and Spectrum Commercial Services, a division of Lyons Financial Services, Inc., Amended Revolving Note and Amended Guarantor Acknowledgments.

+10.11 Agreement dated February 13, 1998 between Western Bank and Appliance Recycling Centers of America, Inc.

*10.12 Amendment, effective April 24, 1997, to 1989 Stock Option Plan [filed as exhibit 28.2 to the Company's Registration Statement on Form S-8 (Registration No. 33-68890) and incorporated herein by reference].

+13.0 Portions of the Annual Report to Shareholders for the fiscal year ended January 3, 1998: Common Stock Data; Selected Financial Data; Management Discussion and Analysis; Financial Statements.

+21.1       Subsidiaries of Appliance Recycling Centers of America, Inc.

+23.1       Consent of McGladrey & Pullen, LLP, Independent Public Accountants.

+27.0       Financial Data Schedule.

-----------------
* Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K.
+     Filed herewith.