Form 10-Q
period 1998-04-04
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 1998-05-19
CIK 862861

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 4, 1998

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

                    YES __X__             NO _____

As of May 15, 1998, the number of shares outstanding of the registrant's no par value Common Stock was 1,136,744 shares.

                  APPLIANCE RECYCLING CENTERS of AMERICA, INC.


                                      INDEX



PART I.           FINANCIAL INFORMATION


       Item 1:    Financial Statements:

                           Consolidated Balance Sheets as of
                           April 4, 1998 and January 3, 1998

                           Consolidated Statements of Operations for the Three Months Ended April 4, 1998 and March 29, 1997

                           Consolidated Statements of Cash Flows for the
                           Three Months Ended April 4, 1998 and March 29, 1997

                           Notes to Consolidated Financial Statements

      Item 2:     Management's Discussion and Analysis
                  of Financial Condition and Results of Operations


PART II.          OTHER INFORMATION



Appliance Recycling Centers of America, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                                   April 4,           January 3,
                                                                                       1998                 1998
----------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
    Cash and cash equivalents                                                 $     127,000       $      13,000
    Accounts receivable, net of allowance of $32,000 in 1998
        and $35,000 in 1997                                                         600,000             736,000
    Inventories                                                                     899,000             694,000
    Other current assets                                                            155,000             140,000
    Refundable income taxes                                                          29,000              29,000
---------------------------------------------------------------------------------------------------------------
        Total current assets                                                  $   1,810,000       $   1,612,000
---------------------------------------------------------------------------------------------------------------
Property and Equipment, at cost
    Land                                                                      $   2,103,000       $   2,103,000
    Buildings and improvements                                                    4,139,000           3,955,000
    Equipment                                                                     4,887,000           5,461,000
---------------------------------------------------------------------------------------------------------------
                                                                              $  11,129,000       $  11,519,000
    Less accumulated depreciation                                                 4,407,000           4,807,000
---------------------------------------------------------------------------------------------------------------
        Net property and equipment                                            $   6,722,000       $   6,712,000
---------------------------------------------------------------------------------------------------------------
Other Assets                                                                  $      50,000       $      55,000
Goodwill, net                                                                       181,000             190,000
---------------------------------------------------------------------------------------------------------------
        Total assets                                                          $   8,763,000       $   8,569,000
===============================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Line of credit                                                            $   1,926,000       $   1,513,000
    Current maturities of long-term obligations                                     110,000             101,000
    Accounts payable                                                              1,388,000           1,136,000
    Accrued expenses                                                                850,000             821,000
---------------------------------------------------------------------------------------------------------------
        Total current liabilities                                             $   4,274,000       $   3,571,000
Long-Term Obligations, less current maturities                                    1,816,000           1,633,000
---------------------------------------------------------------------------------------------------------------
        Total liabilities                                                     $   6,090,000       $   5,204,000
---------------------------------------------------------------------------------------------------------------
Shareholders' Equity
    Common stock, no par value; authorized 10,000,000
        shares; issued and outstanding 1,137,000 shares as of
        April 4, 1998 and January 3, 1998                                     $  10,350,000       $  10,350,000
    Accumulated deficit                                                          (7,677,000)         (6,985,000)
----------------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                            $   2,673,000       $   3,365,000
----------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity                            $   8,763,000       $   8,569,000
===============================================================================================================

                                   See Notes to Consolidated Financial Statements.



Appliance Recycling Centers of America, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
                                                                                        Three Months Ended
                                                                                   April 4,           March 29,
                                                                                       1998                1997
---------------------------------------------------------------------------------------------------------------
Revenues
    Retail revenues                                                           $   1,512,000       $     938,000
    Recycling revenues                                                              817,000           1,815,000
    Byproduct revenues                                                              306,000             490,000
---------------------------------------------------------------------------------------------------------------
    Total revenues                                                            $   2,635,000       $   3,243,000
Cost of Revenues                                                                  1,995,000           1,685,000
---------------------------------------------------------------------------------------------------------------
    Gross profit                                                              $     640,000       $   1,558,000
Selling, General and Administrative Expenses                                      1,463,000           1,448,000
---------------------------------------------------------------------------------------------------------------
    Operating income (loss)                                                   $    (823,000)      $     110,000
Other Income (Expense)
    Other income                                                                    232,000              58,000
    Interest income                                                                   1,000               1,000
    Interest expense                                                               (102,000)            (93,000)
----------------------------------------------------------------------------------------------------------------
    Income (loss) before provision for income taxes
        and minority interest                                                 $    (692,000)      $      76,000
Provision for (Benefit of) Income Taxes                                                   -                   -
---------------------------------------------------------------------------------------------------------------
    Income (loss) before minority interest                                    $    (692,000)      $      76,000
Minority Interest in Net Income of Subsidiary                                             -              13,000
---------------------------------------------------------------------------------------------------------------
    Net income (loss)                                                         $    (692,000)      $      63,000

===============================================================================================================

Basic and Diluted Earnings (Loss) per Common Share                            $       (0.61)      $        0.06

===============================================================================================================

Weighted Average Number of Common Shares                                          1,137,000           1,137,000

===============================================================================================================

                                     See Notes to Consolidated Financial Statements.



Appliance Recycling Centers of America, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                                        Three Months Ended
                                                                                   April 4,           March 29,
                                                                                       1998                1997
---------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
    Net income (loss)                                                         $    (692,000)      $      63,000
    Adjustments to reconcile net income (loss) to net
        cash provided by (used in) operating activities:
    Depreciation and amortization                                                   220,000             300,000
    Minority interest in net income of subsidiary                                         -              13,000
    (Gain) loss on sale of equipment                                               (204,000)            (34,000)
    Change in assets and liabilities:
        (Increase) decrease in:
            Accounts receivable                                                     136,000            (501,000)
            Inventories                                                            (205,000)            (14,000)
            Other current assets                                                    (15,000)             69,000
            Refundable income taxes                                                       -             400,000
        Increase (decrease) in:
            Accounts payable                                                        252,000             (43,000)
            Accrued expenses                                                         29,000            (211,000)
----------------------------------------------------------------------------------------------------------------
                Net cash provided by (used in) operating activities           $    (479,000)      $      42,000
---------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
    Purchases of property & equipment                                         $    (221,000)      $           -
    Proceeds from disposal of property and equipment                                209,000              46,000
---------------------------------------------------------------------------------------------------------------
                Net cash provided by (used in) investing activities           $     (12,000)      $      46,000
---------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
    Increase (decrease) in line of credit                                     $     413,000       $    (100,000)
    Proceeds from long-term debt obligations                                        250,000                   -
    Payments on long-term obligations                                               (58,000)            (59,000)
----------------------------------------------------------------------------------------------------------------
                Net cash provided by (used in) financing activities           $     605,000       $    (159,000)
----------------------------------------------------------------------------------------------------------------
    Increase (decrease) in cash and cash equivalents                          $     114,000       $     (71,000)
Cash and Cash Equivalents
    Beginning                                                                        13,000             280,000
---------------------------------------------------------------------------------------------------------------
    Ending                                                                    $     127,000       $     209,000
===============================================================================================================
Supplemental Disclosures of Cash Flow Information
    Cash payments (receipts) for:
        Interest                                                              $      83,000       $      93,000
        Income taxes net of refunds                                           $       5,000       $    (398,000)
===============================================================================================================

                                   See Notes to Consolidated Financial Statements.


Appliance Recycling Centers of America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Financial Statements - In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company and its subsidiaries as of April 4, 1998 and the results of operations and its cash flows for the three-month periods ended April 4, 1998 and March 29, 1997. The results of operations for any interim period are not necessarily indicative of the results for the year. These interim consolidated financial statements should be read in conjunction with the Company's annual financial statements and related notes in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998.

2.      Accrued Expenses
        Accrued expenses were as follows:

                                              April 4,        January 3,
                                                  1998              1998
                                         -------------    --------------
               Compensation              $     240,000    $      167,000
               Lease contingencies
                 and closing costs             220,000           289,000
               Other                           390,000           365,000
                                         -------------    --------------
                                         $     850,000    $      821,000
                                         =============    ==============

3. Reverse Split - During the quarter ended March 29, 1997, the Company announced a 1-for-4 reverse stock split and decreased the number of authorized shares to five million. In addition, on April 24, 1997, the Company's shareholders approved an amendment to the Company's Articles of Incorporation increasing the number of authorized shares to ten million.

4. Preferred Stock - In April 1998, the Company's shareholders approved an Amendment to the Company's Articles of Incorporation authorizing up to two million shares of Preferred Stock of the Company ("Preferred Stock") which may be issued from time to time in one or more series.

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

RESULTS OF OPERATIONS

        The Company generates revenues from three sources: retail revenues, recycling revenues and byproduct revenues. Retail revenues are sales of appliances, extended warranty sales and delivery fees. Recycling revenues are fees charged for the disposal of appliances. Byproduct revenues are sales of materials generated from processed appliances.

        Total revenues for the three months ended April 4, 1998 were $2,635,000 compared to $3,243,000 for the three months ended March 29, 1997, a decrease of 19%, mainly as a result of a decrease in recycling revenue. Retail revenues for the three months ended April 4, 1998 were $1,512,000 compared to $938,000 for the three months ended March 29, 1997, an increase of 61%. Same-store retail sales increased 65% (a sales comparison of thirteen stores that were open the entire first three months of 1998 and 1997). The increase in retail sales was primarily due to increased sales of Whirlpool product. Currently, the Company has 13 retail locations and does not plan to open any additional new stores in 1998. The Company experiences seasonal fluctuations and expects retail sales to be higher in the second and third calendar quarters than in the first and fourth calendar quarters, reflecting consumer purchasing cycles.

        Recycling revenues decreased to $817,000 in the three months ended April 4, 1998 from $1,815,000 in the same period of 1997, a decrease of 55%. The decrease in recycling revenues was primarily due to the decrease in refrigerator recycling volumes related to the contract with Southern California Edison Company ("Edison"). Edison started advertising for its refrigerator recycling program in late March 1998, whereas in 1997, advertising started in January. The contract is expected to generate a minimum of $3.0 million in revenues in 1998. The timing and amount of revenues will be dependent on advertising by Edison.

        Byproduct revenues for the three months ended April 4, 1998 were $306,000 compared to $490,000 for the same period in the previous year. The decrease was primarily due to lower sales of reclaimed chlorofluorocarbons.

        Gross profit as a percentage of total revenues decreased to 24.3% for the three months ended April 4, 1998 from 48.0% for the three months ended March 29, 1997. The decrease was primarily due to a decrease in recycling volumes from Edison and higher operating expenses partially offset by higher retail sales.

        Gross profit as a percentage of total revenues for future periods can be affected favorably or unfavorably by numerous factors, including the volume of appliances recycled from the Edison contract, the volume of Whirlpool product sold during the period and the price and volume of byproduct revenues. The Company believes that gross profit as a percentage of total revenues will improve in the second quarter due to anticipated higher recycling revenues from the Edison contract.

        Selling, general and administrative expenses for the three months ended April 4, 1998 increased to $1,463,000 from $1,448,000 in the same period of 1997. Selling expenses for the three months ended April 4, 1998 increased to $429,000 from $382,000 in the same period in 1997. The increase in selling expenses was primarily due to an increase in costs associated with opening an additional retail store during the first quarter of 1998 and an increase in advertising. General and administrative expenses for the three months ended April 4, 1998 decreased to $1,034,000 from $1,066,000 in the same period in 1997. The decrease in general and administrative expenses was primarily due to a decrease in personnel costs.

        Interest expense was $102,000 for the three months ended April 4, 1998 compared to $93,000 for the same period in 1997. The increase was due to a higher average borrowed amount in the three months ended April 4, 1998 than in the same period in 1997.

        The Company recorded no provision for income taxes for the three months ended April 4, 1998 due to availability of net operating loss carryforwards, which total approximately $4,500,000 and expire in 2011. At April 4, 1998, the Company had a valuation allowance recorded against its net deferred tax assets of approximately $2,900,000, due to uncertainty of realization. Realization of deferred tax assets is dependent upon the generation of sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to become available to reduce taxable income.

        During the fourth quarter of 1997, the Company purchased all the minority shareholder's stock in ARCA California, Inc., a subsidiary of the Company. Prior to that time, the California subsidiary was owned 80% by the Company and 20% by a minority shareholder; accordingly, a minority interest was recorded as of March 29, 1997, of $13,000.

        The Company recorded a net loss of $692,000 for the three months ended April 4, 1998 compared to a net income of $63,000 in the same period of 1997. The decrease in income was primarily due to lower recycling revenues and higher operating and selling, general and administrative expenses offset by higher retail sales.

LIQUIDITY AND CAPITAL RESOURCES

        At April 4, 1998, the Company had a working capital deficit of $2,464,000 compared to a working capital deficit of $1,959,000 at January 3, 1998. Cash and cash equivalents increased to $127,000 at April 4, 1998 from $13,000 at January 3, 1998. Net cash used in operating activities was $479,000 for the three months ended April 4, 1998 compared to net cash provided by operating activities of $42,000 in the same period of 1997. The decrease in cash provided by operating activities was primarily due to the net loss offset by a decrease in accounts receivable and an increase in accounts payable.

        The Company had capital expenditures of $221,000 for the three months ended April 4, 1998. The Company did not have any capital expenditures for the three months ended March 29, 1997.

        As of April 4, 1998, the Company had a $2.75 million line of credit with a lender. The loan rate as of April 4, 1998 was 13-1/2%. The amount of borrowings available under the line of credit is based on a formula using receivables, inventories and property and equipment. The line of credit has a stated maturity date of August 30, 1999, and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time. The line of credit is secured by receivables, inventories, equipment, real estate and other assets of the Company and a portion is guaranteed by the President of the Company. The loan also requires that the Company meet certain financial covenants, provides payment penalties for noncompliance, limits the amount of other debt the Company can incur, limits the amount of spending on fixed assets and limits payments of dividends. At April 4, 1998, the Company's borrowing capacity was fully utilized.

        The Company believes, based on the anticipated revenues from the Edison contract, the anticipated growth in sales per retail store and the anticipated improvement in gross profit, that its current cash balance, funds generated from operations and current line of credit will be sufficient to finance its operations and capital expenditures through December 1998. The Company's total capital requirements will depend, among other things as discussed below, on the number of recycling centers operating and the number and size of retail stores operating during the fiscal year. Currently, the Company has four centers and 13 stores in operation. If revenues are lower than anticipated or expenses are higher than anticipated or the line of credit cannot be maintained, the Company may require additional capital to finance operations. Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity or other securities. There can be no assurance that such additional sources of financing will be available or available on terms satisfactory to the Company or permitted by the Company's current lender.

        Statements regarding the Company's future operations, performance and results, and anticipated liquidity discussed herein are forward-looking and therefore are subject to certain risks and uncertainties, including those discussed herein. In addition, any forward-looking information regarding the operations of the Company will be affected by the ability of individual stores to meet planned revenue levels, the speed at which individual retail stores reach profitability, costs and expenses being realized at higher than expected levels, the continued ability to purchase product from Whirlpool at acceptable prices, the Company's ability to secure an adequate supply of used appliances for resale, the continued availability of the Company's current line of credit, and the ability of Edison to deliver units under its contract with the Company and the timing of such delivery.

PART II. OTHER INFORMATION


ITEM 1 -    LEGAL PROCEEDINGS

            The Company is involved in certain legal proceedings arising from the cancellation of leases in connection with the closing of certain facilities. The Company has established a reserve for lease settlements and closing costs. (See Note 2 to the Consolidated Financial Statements.)

ITEM 2 -    CHANGES IN SECURITIES AND USE OF PROCEEDS

            On May 19, 1998, the Company sold in a private placement, 100,000 shares of Common Stock at a price of $2.00 per share. The sale, which represents approximately 8% of the Common Stock outstanding after such sale, was made to a client of Perkins Capital Management, Inc. (Perkins Capital). Prior to this sale, Perkins Capital had sole dispositive power of approximately 126,000 shares of the Company's stock based on their Schedule 13G dated January 30, 1998.

ITEM 3 -    DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4 -    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            On April 30, 1998, the Company held its Annual Meeting of Shareholders. At the meeting, Edward R. Cameron, Duane S. Carlson, Harry W. Spell and George B. Bonniwell were elected as directors for 1998. The shareholders also approved an Amendment to the Articles of Incorporation to authorize two million shares of Preferred Stock and ratified the appointment of McGladrey & Pullen, LLP as independent auditors for the fiscal year ending January 2, 1999.

ITEM 5 -    OTHER INFORMATION - None

ITEM 6 -    EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibit No. 27 - Financial Data Schedule

            (b) The Company did not file any reports on Form 8-K during the three months ended April 4, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  Appliance Recycling Centers of America, Inc.
                                  Registrant





Date:  May 15, 1998               /s/Edward R. Cameron
                                  --------------------
                                  Edward R. Cameron
                                  President




Date:  May 15, 1998               /s/Kent S. McCoy
                                  ----------------
                                  Kent S. McCoy
                                  Chief Financial Officer