Form 10-Q
period 1998-07-04
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 1998-08-18
CIK 862861

Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                              --------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 4, 1998

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

                        YES __X__            NO ___

As of August 14, 1998, the number of shares outstanding of the registrant's no par value common stock was 1,236,744 shares.

                  APPLIANCE RECYCLING CENTERS OF AMERICA, INC.


                                      Index



PART I.     FINANCIAL INFORMATION

   Item 1:  Financial Statements:

            Consolidated Balance Sheets as of
            July 4, 1998 and January 3, 1998

            Consolidated Statements of Operations for the Three and Six Months Ended July 4, 1998 and June 28, 1997

            Consolidated Statements of Cash Flows for the
            Six Months Ended July 4, 1998 and June 28, 1997

            Notes to Consolidated Financial Statements

   Item 2:  Management's Discussion and Analysis
            of Financial Condition and Results of Operations

PART II.    OTHER INFORMATION

Appliance Recycling Centers of America, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                          July 4,             January 3,
                                                                           1998                  1998
----------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
    Cash and cash equivalents                                          $     82,000         $     13,000
    Accounts receivable, net of allowance of $82,000
        and $35,000, respectively                                           727,000              736,000
    Inventories                                                           1,301,000              694,000
    Other current assets                                                    161,000              140,000
    Refundable income taxes                                                  29,000               29,000
----------------------------------------------------------------------------------------------------------
        Total current assets                                           $  2,300,000         $  1,612,000
----------------------------------------------------------------------------------------------------------
Property and Equipment, at cost
    Land                                                               $  2,103,000         $  2,103,000
    Buildings and improvements                                            4,181,000            3,955,000
    Equipment                                                             3,706,000            5,461,000
----------------------------------------------------------------------------------------------------------
                                                                       $  9,990,000         $ 11,519,000
    Less accumulated depreciation                                         3,945,000            4,807,000
----------------------------------------------------------------------------------------------------------
        Net property and equipment                                     $  6,045,000         $  6,712,000
----------------------------------------------------------------------------------------------------------
Other Assets                                                           $     53,000         $     55,000
Goodwill, net                                                               171,000              190,000
----------------------------------------------------------------------------------------------------------
        Total assets                                                   $  8,569,000         $  8,569,000
==========================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Line of credit                                                     $  2,459,000         $  1,513,000
    Current maturities of long-term obligations                             108,000              101,000
    Accounts payable                                                      1,539,000            1,136,000
    Accrued expenses                                                        742,000              821,000
----------------------------------------------------------------------------------------------------------
        Total current liabilities                                      $  4,848,000         $  3,571,000
Long-Term Obligations, less current maturities                            1,790,000            1,633,000
----------------------------------------------------------------------------------------------------------
        Total liabilities                                              $  6,638,000         $  5,204,000
----------------------------------------------------------------------------------------------------------
Shareholders' Equity
    Common stock, no par value; authorized 10,000,000
        shares; issued and outstanding 1,237,000 shares as of
        July 4, 1998 and 1,137,000 shares as of January 3, 1998        $ 10,550,000         $ 10,350,000
    Accumulated deficit                                                  (8,619,000)          (6,985,000)
----------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                     $  1,931,000         $  3,365,000
----------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity                     $  8,569,000         $  8,569,000
==========================================================================================================


                 See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                Three Months Ended                   Six Months Ended
                                                              July 4,         June 28,           July 4,          June 28,
                                                               1998             1997              1998              1997
-----------------------------------------------------------------------------------------------------------------------------
Revenues
     Retail revenues                                      $ 1,956,000       $ 1,029,000       $ 3,468,000       $ 1,967,000
     Recycling revenues                                     1,350,000         1,655,000         2,167,000         3,470,000
     Byproduct revenues                                       284,000           312,000           590,000           802,000
-----------------------------------------------------------------------------------------------------------------------------
     Total revenues                                       $ 3,590,000       $ 2,996,000       $ 6,225,000       $ 6,239,000
Cost of Revenues                                            2,420,000         1,676,000         4,416,000         3,361,000
-----------------------------------------------------------------------------------------------------------------------------
     Gross profit                                         $ 1,170,000       $ 1,320,000       $ 1,809,000       $ 2,878,000
Selling, General and Administrative Expenses                1,507,000         1,219,000         2,965,000         2,667,000
Loss on Impaired Assets                                       518,000                --           518,000                --
-----------------------------------------------------------------------------------------------------------------------------
     Operating income (loss)                              $  (855,000)      $   101,000       $(1,674,000)      $   211,000
Other Income (Expense)
     Other income                                              42,000            61,000           269,000           119,000
     Interest income                                               --             3,000             1,000             4,000
     Interest expense                                        (129,000)          (81,000)         (230,000)         (174,000)
-----------------------------------------------------------------------------------------------------------------------------
     Income (loss) before provision for income taxes
         and minority interest                            $  (942,000)      $    84,000       $(1,634,000)      $   160,000
Provision for (Benefit of) Income Taxes                            --           (29,000)               --           (29,000)
-----------------------------------------------------------------------------------------------------------------------------
     Income (loss) before minority interest               $  (942,000)      $   113,000       $(1,634,000)      $   189,000
Minority Interest in Net Income of Subsidiary                      --            40,000                --            53,000
-----------------------------------------------------------------------------------------------------------------------------
     Net income (loss)                                    $  (942,000)      $    73,000       $(1,634,000)      $   136,000
=============================================================================================================================
Basic and Diluted Earnings (Loss) per
     Common Share                                         $     (0.79)      $      0.06       $     (1.41)      $      0.12
=============================================================================================================================
Weighted Average Number of
     Common Shares                                          1,188,000         1,137,000         1,163,000         1,137,000
=============================================================================================================================


                See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                 Six Months Ended
                                                                            July 4,            June 28,
                                                                             1998                1997
----------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
     Net income (loss)                                                   $(1,634,000)        $   136,000
     Adjustments to reconcile net income (loss) to net
         cash provided by (used in) operating activities:
     Depreciation and amortization                                           438,000             569,000
     Minority interest in subsidiary                                              --              53,000
     Loss on impaired assets                                                 518,000                  --
     (Gain) loss on sale of equipment                                       (232,000)            (60,000)
     Change in assets and liabilities:
     (Increase) decrease in:
         Receivables                                                           9,000             144,000
         Inventories                                                        (607,000)             57,000
         Other current assets                                                (21,000)             98,000
         Refundable income taxes                                                  --             370,000
     Increase (decrease) in:
         Accounts payable                                                    403,000            (599,000)
         Accrued expenses                                                    (79,000)           (262,000)
----------------------------------------------------------------------------------------------------------
              Net cash provided by (used in) operating activities        $(1,205,000)        $   506,000
----------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
     Purchase of property and equipment                                  $  (273,000)        $  (143,000)
     Proceeds from disposal of property and equipment                        237,000              78,000
----------------------------------------------------------------------------------------------------------
              Net cash used in investing activities                      $   (36,000)        $   (65,000)
----------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
     Increase (decrease) in line of credit                               $   946,000         $  (299,000)
     Payments on long-term obligations                                       (86,000)           (115,000)
     Proceeds from sale of common stock                                      200,000                  --
     Proceeds from long-term debt obligations                                250,000                  --
----------------------------------------------------------------------------------------------------------
              Net cash provided by (used in) financing activities        $ 1,310,000         $  (414,000)
----------------------------------------------------------------------------------------------------------
     Increase in cash and cash equivalents                               $    69,000         $    27,000
Cash and Cash Equivalents
     Beginning                                                                13,000             280,000
==========================================================================================================
     Ending                                                              $    82,000         $   307,000
==========================================================================================================
Supplemental Disclosures of Cash Flow Information
     Cash payments (receipts) for:
         Interest                                                        $   216,000         $   174,000
         Income taxes net of refunds                                     $        --         $  (398,000)
==========================================================================================================


                See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.      Financial Statements
        In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company and its subsidiaries as of July 4, 1998, and the results of operations for the three-month and six-month periods ended July 4, 1998 and June 28, 1997 and its cash flows for the six-month periods ended July 4, 1998 and June 28, 1997. The results of operations for any interim period are not necessarily indicative of the results for the year. These interim consolidated financial statements should be read in conjunction with the Company's annual financial statements and related notes in the Company's Annual Report on Form 10-K for the year ended January 3, 1998.

2.      Accrued Expenses
        Accrued expenses were as follows:

                                           July 4,         January 3,
                                            1998              1998
                                         ---------         ---------
               Compensation              $ 178,000         $ 167,000
               Lease contingencies
                 and closing costs         130,000           289,000
               Other                       434,000           365,000
                                         ---------         ---------
                                         $ 742,000         $ 821,000
                                         =========         =========

3.      Preferred Stock
        In April 1998, the Company's shareholders approved an amendment to the Company's Articles of Incorporation authorizing two million shares of Preferred Stock of the Company ("Preferred Stock") which may be issued from time to time in one or more series having such rights, powers, preferences and designations as the Board of Directors may determine.

 4.     Loss On Impaired Assets
        During the three months ended July 4, 1998, the Company elected to curtail its appliance shredding operation and intensify its strategic focus on appliance retailing. As a result, the Company recorded $518,000 as a loss on impaired assets.

PART I: ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

        The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the Company's level of operations and financial condition. This discussion should be read with the consolidated financial statements appearing in Item 1.

RESULTS OF OPERATIONS

        The Company generates revenues from three sources: retail revenues, recycling revenues and byproduct revenues. Retail revenues are sales of appliances, extended warranty sales and delivery fees. Recycling revenues are fees charged for the disposal of appliances. Byproduct revenues are sales of materials generated from processed appliances.

        Total revenues for the three and six months ended July 4, 1998 were $3,590,000 and $6,225,000, respectively, compared to $2,996,000 and
        $6,239,000 for the same periods in the prior year.

        Retail revenues for the three and six months ended July 4, 1998 increased by $927,000 or 90% and $1,501,000 or 76%, respectively, from the same periods in the prior year. Second quarter same-store retail sales increased 102% (a sales comparison of twelve stores that were open the entire second quarters of 1998 and 1997). Retail sales accounted for approximately 54% of revenues in the second quarter of 1998. The increase in retail sales was primarily due to increased sales of Whirlpool product, offset by lower than anticipated sales of reconditioned appliances. In July 1998, the Company announced that it had entered into a contract with Whirlpool Corporation to acquire its distressed appliances (including "scratch and dent" units with only cosmetic imperfections) from distribution centers serving the Midwest and much of the western United States, including the entire West Coast.

        Currently, the Company has 12 retail locations. The Company plans to continue focusing on increasing sales in the geographic areas where it is currently located. It plans to consolidate its existing stores and open an additional three to five new stores over the next 12 months. The Company experiences seasonal fluctuations and expects retail sales to be higher in the second and third calendar quarters than in the first and fourth calendar quarters, reflecting consumer purchasing cycles.

        Recycling revenues for the three and six months ended July 4, 1998 decreased by $305,000 or 18% and $1,303,000 or 38%, respectively, from the same periods in the prior year. The decrease in recycling revenues was primarily due to the decrease in refrigerator recycling volume related to the contract with Southern California Edison Company ("Edison"). Edison started advertising for its refrigerator recycling program in late March 1998 and again in mid-July 1998, whereas in 1997, advertising started in January. The contract is expected to generate a minimum of $3.0 million in revenues in 1998, $1.5 million of which had been generated by July 4, 1998. The timing and amount of revenues will be dependent on advertising by Edison. The contract with Edison ends September 30, 1998. At this time, the Company does not know if the contract will be extended into the fourth quarter of 1998, and into 1999. Edison has indicated its intention of continuing the program for the fourth quarter. However, no definitive contract has been entered into, and currently, the Company doesn't know the size or timing of any potential program.

        Byproduct revenues for the three and six months ended July 4, 1998 decreased by $28,000 or 9% and $212,000 or 26%, respectively, from the same periods in the prior year. The decrease was primarily due to lower sales of reclaimed chlorofluorocarbons due to fewer refrigerators being recycled.

        Gross profit as a percentage of total revenues for the three and six months ended July 4, 1998 decreased to 33% and 29%, respectively, from 44% and 46%, respectively, for the three and six months ended June 28, 1997. The decreases were primarily due to retail revenues being a higher percentage of total revenues and higher operating expenses. Retail revenues have a lower gross profit than recycling revenues. Gross profit as a percentage of total revenues for future periods can be affected favorably or unfavorably by numerous factors, including the volume of appliances recycled from the Edison contract, the volume of Whirlpool product sold during the period and the price and volume of byproduct revenues. The Company expects margins to continue to decline as retail revenues become a higher percentage of total revenues.

        Selling, general and administrative expenses for the three and six months ended July 4, 1998 increased by $288,000 or 24% and $298,000 or 11%, respectively, from the same periods in 1997. Selling expenses for the three and six months ended July 4, 1998 increased by $162,000 or 46% and $209,000 or 29%, respectively, from the same periods in 1997. The increase in selling expenses was primarily due to an increase in costs associated with opening an additional retail store during the first quarter of 1998, an increase in sales commissions and an increase in advertising during the first and second quarters of 1998. General and administrative expenses for the three and six months ended July 4, 1998 increased by $126,000 or 15% and $89,000 or 5%, respectively, from the same periods in 1997. The increase in general and administrative expenses was primarily due to increased expenses related to personnel costs.

        The Company took a one-time charge of $518,000 during the three months ended July 4, 1998 related to a loss on impaired assets associated with the Company's decision to curtail the appliance shredding operation of its recycling business related primarily to the Company's Minneapolis center.

        Interest expense was $129,000 for the three months and $230,000 for the six months ended July 4, 1998 compared to $81,000 and $174,000 for the same periods in 1997. The increase in interest expense was due to a higher average borrowed amount for the three and six months ended July 4, 1998 than in the same periods in 1997.

        The Company recorded no provision for or benefit of income taxes for the six months ended July 4, 1998. The Company recorded a benefit of income taxes of $29,000 for the three and six months ended June 28, 1997 due to the liquidation of its Canadian subsidiary. The Company also has available net operating loss carryforwards that total approximately $4,515,000 and $1,115,000 which expire in 2011 and 2012, respectively. At July 4, 1998, the Company had a valuation allowance recorded against its net deferred tax assets of approximately $2,952,000, due to uncertainty of realization.

        Realization of deferred tax assets is dependent upon the generation of sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to become available to reduce taxable income.

        During the fourth quarter of 1997, the Company purchased all the minority shareholder's stock in ARCA California, Inc., a subsidiary of the Company. Prior to that time, the California subsidiary was owned 80% by the Company and 20% by a minority shareholder. Accordingly, a minority interest was recorded for the three and six months ended June 28, 1997, of $40,000 and $53,000, respectively.

        The Company recorded a net loss of $942,000 (or ($.79) per share) for the three months and $1,634,000 (or ($1.41) per share) for the six months ended July 4, 1998 compared to net income of $73,000 (or $.06 per share) and $136,000 (or $.12 per share) in the same periods of 1997. The net operating loss for the quarter (excluding the one-time charge of $518,000 discussed above) was $424,000 (or ($.36) per share). The decrease in income excluding the write-off, was primarily due to lower recycling revenues and higher operating and selling, general and administrative expenses offset by higher retail sales, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

        At July 4, 1998, the Company had a working capital deficit of $2,548,000 compared to a working capital deficit of $1,959,000 at January 3, 1998. Cash and cash equivalents increased to $82,000 at July 4, 1998 from $13,000 at January 3, 1998. Net cash used in operating activities was $1,205,000 for the six months ended July 4, 1998 compared to net cash provided by operating activities of $506,000 in the same period of 1997. The decrease in cash provided by operating activities was primarily due to the net loss for the period plus an increase in inventories offset by an increase in accounts payable and the loss on impaired assets.

        The Company's capital expenditures for the six months ended July 4, 1998 and June 28, 1997 were approximately $273,000 and $143,000, respectively. The 1998 and 1997 capital expenditures were primarily related to building improvements. Capital expenditures are expected to increase in the second half of 1998 as new retail stores are opened and existing stores are consolidated.

        As of July 4, 1998, the Company had a $2.9 million line of credit with a lender. The interest rate as of July 4, 1998 was 13-1/2%. The amount of borrowings available under the line of credit is based on a formula using receivables, inventories and property and equipment. The line of credit has a stated maturity date of August 30, 1999 and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time. The line of credit is secured by receivables, inventories, equipment, real estate and other assets of the Company and is guaranteed by the President of the Company. The loan also requires that the Company meet certain financial covenants, provides payment penalties for noncompliance, limits the amount of other debt the Company can incur, limits the amount of spending on fixed assets and limits payments of dividends. At July 4, 1998, the Company's unused borrowing capacity was $50,000.

        On May 19, 1998, the Company sold in a private placement, 100,000 shares of Common Stock at a price of $2.00 per share. The sale, which represents approximately 8% of the Common Stock outstanding after such sale, was made to an institutional investor. The proceeds were used for additional working capital.

        In July 1998, the Company signed a Letter of Intent to raise additional working capital.

        In July 1998, the Company issued subordinate promissory notes in the principal amount of $275,000, plus warrants to purchase Common Stock. The notes pay 12% interest, are due in ninety (90) days and are renewable for an additional ninety (90) days. The lenders also received 68,750 warrants to purchase the Company's Common Stock at $2.25 per share. (Additional warrants are issuable if the notes are renewed in October for an additional ninety (90) days.) The loan proceeds have been used to purchase inventory and provide additional working capital. It is anticipated that the loan will be repaid from the funds received from any additional working capital financing.

        The Company believes, based on the anticipated revenues from the Edison contract, the anticipated growth in sales per retail store, the anticipated improvement in gross profit, the anticipated raising of additional working capital and refinancing or extension of its current loan, that its current cash balance, funds generated from operations and current line of credit will be sufficient to finance its operations and capital expenditures through December 1999. However, if the Company is unable to raise sufficient additional working capital it may be unable to repay the July promissory notes when due and will be unable to expand the retail side of its business on the currently anticipated schedule. The Company's total capital requirements will depend, among other things as discussed below, on the number of recycling centers operating and the number and size of retail stores operating during the fiscal year.

        Currently, the Company has four centers and 12 stores in operation. If revenues are lower than anticipated or expenses are higher than anticipated or the line of credit cannot be increased, the Company may require higher levels of additional capital than is currently expected to finance operations. Sources of additional financing may include further debt financing or the sale of equity or other securities. There can be no assurance that such additional working capital or other sources of financing will be available or available on terms satisfactory to the Company or permitted by the Company's current lender.

        Statements regarding the Company's future operations, performance and results, and anticipated liquidity discussed herein are forward-looking and therefore are subject to certain risks and uncertainties, including those discussed herein among others. In addition, any forward-looking information regarding the operations of the Company will be affected by the ability of individual stores to meet planned revenue levels, the speed at which individual retail stores reach profitability, costs and expenses being realized at higher than expected levels, the continued ability to purchase product from Whirlpool at acceptable prices, the Company's ability to secure an adequate supply of used appliances for resale, the continued availability of the Company's current line of credit, the raising of additional working capital, the renewal of the contract with Edison for the fourth quarter of 1998 and in 1999 and the ability of Edison to deliver units under its contract with the Company and the timing of such delivery.

PART II.                    OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1 -  LEGAL PROCEEDINGS

          The Company was involved in certain legal proceedings arising from the cancellation of leases in connection with the closing of certain facilities. The Company has established a reserve for lease settlements and closing costs. (See Note 2 to the Consolidated Financial Statements.)

ITEM 2 -  CHANGES IN SECURITIES AND USE OF PROCEEDS

          On May 19, 1998, the Company sold in a private placement, 100,000 shares of Common Stock at a price of $2.00 per share. The sale, which represents approximately 8% of the Common Stock outstanding after such sale, was made to a client of Perkins Capital Management, Inc. ("Perkins Capital"). After this sale, Perkins Capital had sole dispositive power of 218,789 (or 17.7%) shares of the Company's stock based on their Schedule 13G dated June 9, 1998.

ITEM 3 -  DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On April 30, 1998 the Annual Meeting of Shareholders of Appliance Recycling Centers of America, Inc. was held to obtain the approval of shareholders of record as of March 20, 1998 in connection with the three matters indicated below. Proxies were mailed to the holders of 1,136,744 shares. Following is a brief description of each matter voted on at the meeting and the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes, as to each matter:

                                                       Vote
                                          ---------------------------------
              Matter                        For          Withhold Authority
              ------                        ---          ------------------
          1.  Election of Directors:
              Edward R. Cameron           916,896              12,629
              George B. Bonniwell         915,673              13,852
              Duane S. Carlson            917,198              12,327
              Harry W. Spell              916,023              13,502

          2. Approval of an amendment to the Articles of Incorporation of the Company to authorize two million shares of Preferred Stock.

                                                Vote
                            ---------------------------------------------
                              For       Against     Abstain     Not Voted
                              ---       -------     -------     ---------
                            466,529      47,606      3,581       411,809

          3. Ratification of McGladrey & Pullen, LLP as independent public accountants for fiscal year 1998.

                                                Vote
                            ---------------------------------------------
                              For       Against     Abstain     Not Voted
                              ---       -------     -------     ---------
                            923,537      4,074       1,914          0


ITEM 5 -  OTHER INFORMATION

         Whirlpool Agreement: On July 8, 1998, the Company entered into an agreement with Whirlpool Corporation for the acquisition of scratch and dent appliances ("Whirlpool Agreement"). Under the Whirlpool Agreement, the Company has the exclusive right and has the obligation to purchase from Whirlpool all Whirlpool scratch and dent appliances in the Midwest and certain Western States. Under the Whirlpool Agreement, the Company must purchase up to $3,000,000 of scratch and dent appliances in any three-month period, with certain exceptions. The Whirlpool agreement is an expansion of a pilot agreement with Whirlpool's Ohio Distribution Center. The Whirlpool Agreement may be terminated by either party upon 180 days' written notice, however, it is not terminable by Whirlpool before July 8, 1999 except for cause. Cause is defined in the Whirlpool Agreement to include (i) the Company's breach of the Whirlpool Agreement, (ii) the Company's misappropriation of Whirlpool funds,
         (iii) the Company ceases to exist as a going concern, or (iv) the Company uses Whirlpool trademarks without the written consent of Whirlpool. In addition, the Company has agreed to indemnify Whirlpool for certain claims, allegations or losses with respect to Whirlpool appliances sold by the Company. The Agreement is expected to supply the Company's Encore(R)and Appliance$mart(SM) retail outlets with a significant supply of Whirlpool appliances.

          Shareholder Proposals: Pursuant to the rules of the Securities and Exchange Commission ("SEC"), any shareholder wishing to have a proposal considered for inclusion in the Company's proxy solicitation material for the 1999 Annual Meeting of Shareholders must set forth such proposal in writing and file it with the Secretary of the Company no later than November 24, 1998. Pursuant to SEC Rule 14a-4(c)(1), any shareholder wishing to have a proposal considered at the 1999 Annual Meeting of Shareholders, but not submitted for inclusion in the Company's proxy solicitation material, must set forth such proposal in writing and file it with the Secretary of the Company no later than February 8, 1999 and failure to notify the Company by such date would allow the Company's proxies to use their discretionary voting authority when the proposal is raised at the Annual Meeting (to vote for or against the proposal) without any discussion of the matter in the proxy materials.

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

          (a)(i) Exhibit 3 - Articles of Amendment of Articles of Incorporation of Company dated April 30, 1998.

             (ii) Exhibit 10 - Reverse Logistics Master Service Agreement between Whirlpool Corporation and Appliance Recycling Centers of America, Inc.

             (iii)  Exhibit No. 27 - Financial Data Schedule

          (b) The Company did not file any reports on Form 8-K during the three months ended July 4, 1998.

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



                                    Appliance Recycling Centers of America, Inc.
                                    --------------------------------------------
                                                     Registrant





Date: August 14, 1998               /s/ Edward R. Cameron
                                    --------------------------------------------
                                    Edward R. Cameron
                                    President





Date: August 14, 1998               /s/ Kent S. McCoy
                                    --------------------------------------------
                                    Kent S. McCoy
                                    Chief Financial Officer