Form 10-Q
period 1998-10-03
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 1998-11-17
CIK 862861

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 3, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-19621

                  APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

                   MINNESOTA
        (State or other jurisdiction of                41-1454591
         incorporation or organization)            (I.R.S. Employer
             7400 Excelsior Blvd.                 Identification No.)
       Minneapolis, Minnesota 55426-4517
   (Address of principal executive offices)

                                 (612) 930-9000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                    YES __X__                         NO _____

As of November 13, 1998, the number of shares outstanding of the registrant's no par value common stock was 1,236,744 shares.

                  APPLIANCE RECYCLING CENTERS of AMERICA, INC.



                                      INDEX



PART I.         FINANCIAL INFORMATION

      Item 1:   Financial Statements:

                Consolidated Balance Sheets as of
                October 3, 1998 and January 3, 1998

                Consolidated Statements of Operations for the Three and Nine Months Ended October 3, 1998
                and September 27, 1997

                Consolidated Statements of Cash Flows for the
                Nine Months Ended October 3, 1998
                and September 27, 1997

                Notes to Consolidated Financial Statements

      Item 2:   Management's Discussion and Analysis
                of Financial Condition and Results of Operations

PART II.        OTHER INFORMATION

Appliance Recycling Centers of America, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                        October 3,         January 3,
                                                                          1998               1998
-------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
    Cash and cash equivalents                                        $     696,000       $      13,000
    Accounts receivable, net of allowance of $75,000
        and $35,000, respectively                                        1,170,000             736,000
    Inventories                                                          1,937,000             694,000
    Other current assets                                                   135,000             140,000
    Refundable income taxes                                                     --              29,000
-------------------------------------------------------------------------------------------------------
        Total current assets                                         $   3,938,000       $   1,612,000
-------------------------------------------------------------------------------------------------------
Property and Equipment, at cost
    Land                                                             $   2,103,000       $   2,103,000
    Buildings and improvements                                           4,156,000           3,955,000
    Equipment                                                            3,718,000           5,461,000
-------------------------------------------------------------------------------------------------------
                                                                     $   9,977,000       $  11,519,000
    Less accumulated depreciation                                        4,070,000           4,807,000
-------------------------------------------------------------------------------------------------------
        Net property and equipment                                   $   5,907,000       $   6,712,000
-------------------------------------------------------------------------------------------------------
Other Assets                                                         $     335,000       $      55,000
Goodwill, net                                                              162,000             190,000
-------------------------------------------------------------------------------------------------------
        Total assets                                                 $  10,342,000       $   8,569,000
=======================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Line of credit                                                   $     526,000       $   1,513,000
    Current maturities of long-term obligations                            107,000             101,000
    Accounts payable                                                     1,808,000           1,136,000
    Accrued expenses                                                       789,000             821,000
-------------------------------------------------------------------------------------------------------
        Total current liabilities                                    $   3,230,000       $   3,571,000
Long-Term Obligations, less current maturities                           4,955,000           1,633,000
-------------------------------------------------------------------------------------------------------
        Total liabilities                                            $   8,185,000       $   5,204,000
-------------------------------------------------------------------------------------------------------
Shareholders' Equity
    Common stock, no par value; authorized 10,000,000
        shares; issued and outstanding 1,237,000 shares as of
        October 3, 1998 and 1,137,000 shares as of January 3, 1998   $  10,857,000       $  10,350,000
    Accumulated deficit                                                 (8,700,000)         (6,985,000)
-------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                   $   2,157,000       $   3,365,000
-------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity                   $  10,342,000       $   8,569,000
=======================================================================================================

                 See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                Three Months Ended                  Nine Months Ended
                                                         -------------------------------------------------------------------
                                                           October 3,      September 27,       October 3,      September 27,
                                                              1998             1997               1998             1997
----------------------------------------------------------------------------------------------------------------------------
Revenues
     Retail revenues                                     $  2,170,000      $  1,047,000      $  5,638,000      $  3,013,000
     Recycling revenues                                     1,846,000         1,411,000         4,013,000         4,881,000
     Byproduct revenues                                       238,000           331,000           828,000         1,134,000
----------------------------------------------------------------------------------------------------------------------------
     Total revenues                                      $  4,254,000      $  2,789,000      $ 10,479,000      $  9,028,000
Cost of Revenues                                            2,529,000         1,716,000         6,944,000         5,077,000
----------------------------------------------------------------------------------------------------------------------------
     Gross profit                                        $  1,725,000      $  1,073,000      $  3,535,000      $  3,951,000
Selling, General and Administrative Expenses                1,602,000         1,175,000         4,567,000         3,842,000
Loss on Impaired Assets                                            --                --           518,000                --
----------------------------------------------------------------------------------------------------------------------------
     Operating income (loss)                             $    123,000      $   (102,000)     $ (1,550,000)     $    109,000
Other Income (Expense)
     Other income                                               8,000            (1,000)          277,000           118,000
     Interest income                                               --             4,000             1,000             8,000
     Interest expense                                        (182,000)          (82,000)         (412,000)         (255,000)
----------------------------------------------------------------------------------------------------------------------------
     Income (loss) before provision for income taxes
         and minority interest                           $    (51,000)     $   (181,000)     $ (1,684,000)     $    (20,000)
Provision for (Benefit of) Income Taxes                        30,000            (2,000)           31,000           (31,000)
----------------------------------------------------------------------------------------------------------------------------
     Income (loss) before minority interest              $    (81,000)     $   (179,000)     $ (1,715,000)     $     11,000

Minority Interest in Net Income of Subsidiary                      --            31,000                --            85,000
----------------------------------------------------------------------------------------------------------------------------
     Net income (loss)                                   $    (81,000)     $   (210,000)     $ (1,715,000)     $    (74,000)

============================================================================================================================

Basic and Diluted Earnings (Loss) per Common Share       $      (0.07)     $      (0.18)     $      (1.44)     $      (0.07)

============================================================================================================================

Weighted Average Number of Common Shares                    1,237,000         1,137,000         1,187,000         1,137,000

============================================================================================================================

                 See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                              Nine Months Ended
                                                                      -------------------------------
                                                                        October 3,      September 27,
                                                                           1998             1997
-----------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
     Net income (loss)                                                $ (1,715,000)     $    (74,000)
     Adjustments to reconcile net income (loss) to net
         cash provided by (used in) operating activities:
     Depreciation and amortization                                         587,000           814,000
     Minority interest in subsidiary                                            --            85,000
     Loss on impaired assets                                               518,000                --
     (Gain) loss on sale of equipment                                     (232,000)          (66,000)
     Change in assets and liabilities:
     (Increase) decrease in:
         Receivables                                                      (434,000)          129,000
         Inventories                                                    (1,243,000)          (16,000)
         Other current assets                                                5,000            56,000
         Refundable income taxes                                            29,000           371,000
     Increase (decrease) in:
         Accounts payable                                                  672,000          (469,000)
         Accrued expenses                                                  (32,000)         (419,000)
-----------------------------------------------------------------------------------------------------
              Net cash provided by (used in) operating activities     $ (1,845,000)     $    411,000
-----------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
     Purchase of property and equipment                               $   (270,000)     $   (204,000)
     Proceeds from disposal of property and equipment                      237,000            86,000
-----------------------------------------------------------------------------------------------------
              Net cash used in investing activities                   $    (33,000)     $   (118,000)
-----------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
     Decrease in line of credit                                       $   (987,000)     $   (299,000)
     Payments on long-term obligations                                    (389,000)         (172,000)
     Proceeds from sale of common stock                                    200,000                --
     Proceeds from long-term debt obligations                            3,718,000                --
     Proceeds ascribed to warrants issued in conjunction
     with long-term debt                                                   307,000                --
     Fees from financing activities                                       (288,000)               --
-----------------------------------------------------------------------------------------------------
              Net cash provided by (used in) financing activities     $  2,561,000      $   (471,000)
-----------------------------------------------------------------------------------------------------
     Increase (decrease) in cash and cash equivalents                 $    683,000      $   (178,000)
Cash and Cash Equivalents
     Beginning                                                              13,000           280,000
-----------------------------------------------------------------------------------------------------
     Ending                                                           $    696,000      $    102,000
-----------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
     Cash payments (receipts) for:
         Interest                                                     $    414,000      $    255,000
         Income taxes net of refunds                                  $      1,000      $   (400,000)
=====================================================================================================

                 See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.      Financial Statements
        In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company and its subsidiaries as of October 3, 1998, and the results of operations for the three-month and nine-month periods and its cash flows for the nine-month periods ended October 3, 1998 and September 27, 1997. The results of operations for any interim period are not necessarily indicative of the results for the year. These interim consolidated financial statements should be read in conjunction with the Company's annual financial statements and related notes in the Company's Annual Report on Form 10-K for the year ended January 3, 1998.

2.      Accrued Expenses Accrued expenses were as follows:

                                          October 3,      January 3,
                                               1998            1998
                                          ---------       ---------
               Compensation                $220,000        $167,000
               Lease contingencies
                 and closing costs          110,000         289,000
               Other                        459,000         365,000
                                          ---------       ---------
                                           $789,000        $821,000
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

5.      Whirlpool Agreement
        On July 8, 1998, the Company entered into an agreement with Whirlpool Corporation for the acquisition of distressed appliances ("Whirlpool Agreement"). Under the Whirlpool Agreement, the Company has the exclusive right and has the obligation to purchase from Whirlpool all Whirlpool distressed appliances in the Midwest and certain western states. Under the Whirlpool Agreement, the Company must purchase up to $3,000,000 of distressed appliances in any three-month period, with certain exceptions. The Whirlpool Agreement may be terminated by either party upon 180 days' written notice, however, it is not terminable by Whirlpool before July 8, 1999 except for cause. Cause is defined in the Whirlpool Agreement to include (i) the Company's breach of the Whirlpool Agreement, (ii) the Company's misappropriation of Whirlpool funds, (iii) the Company ceases to exist as a going concern, or (iv) the Company uses Whirlpool trademarks without the written consent of Whirlpool. In addition, the Company has agreed to indemnify Whirlpool for certain claims, allegations or losses with respect to Whirlpool appliances sold by the Company. The Agreement is expected to supply the Company's Encore(R)and Appliance$mart(SM) retail outlets with a significant supply of Whirlpool appliances.

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

        Total revenues for the three and nine months ended October 3, 1998 were $4,254,000 and $10,479,000, respectively, compared to $2,789,000 and
        $9,028,000 for the same periods in the prior year.

        Retail revenues for the three and nine months ended October 3, 1998 increased by $1,123,000 or 107.3% and $2,625,000 or 87.1%, respectively, from the same periods in the prior year. Third quarter same-store retail sales increased 138% (a sales comparison of 10 stores that were open the entire third quarters of 1998 and 1997). Retail sales accounted for approximately 51% of revenues in the third quarter of 1998. The increase in retail sales was primarily due to increased sales of Whirlpool product.

        In July 1998, the Company announced that it had entered into a contract with Whirlpool Corporation to acquire its distressed appliances (including "scratch and dent" units with only cosmetic imperfections) from distribution centers serving the Midwest and certain western states.

        Currently, the Company has 11 retail locations. The Company plans to continue focusing on increasing sales in the geographic areas where it is currently located. It plans to consolidate certain of its existing stores and open an additional three to five new stores over the next 12 months. The Company experiences seasonal fluctuations and expects retail sales to be higher in the second and third calendar quarters than in the first and fourth calendar quarters, reflecting consumer purchasing cycles.

        Recycling revenues increased for the three months ended October 3, 1998 by $435,000 or 30.8% and decreased for the nine months ended October 3, 1998 by $868,000 or 17.8% as compared to the same periods in the prior year. The increase in recycling revenues in the third quarter of 1998 was primarily due to the increase in refrigerator recycling volume related to the contract with Southern California Edison Company ("Edison"). The decrease in recycling revenues for the nine months ended October 3, 1998 was primarily due to lower contract volume of appliances than in the previous year. The contract with Edison, which ended September 30, 1998, has generated $3.0 million in revenues in 1998. At this time, no definitive contract has been entered into for the fourth quarter of 1998. However, Edison has indicated its intention to extend its refrigerator recycling program through December 1998. Also, no definitive contract has been entered into for 1999. Edison is expected to file its proposed program for 1999 with the California Public Utilities Commission in mid-November 1998.

        Byproduct revenues for the three and nine months ended October 3, 1998 decreased by $93,000 or 28.1% and $306,000 or 27.0%, respectively, from the same periods in the prior year. The decrease was primarily due to lower sales of reclaimed chlorofluorocarbons due to fewer refrigerators being recycled and lower scrap revenue due to a decrease in scrap prices.

        Gross profit as a percentage of total revenues for the three months ended October 3, 1998 increased to 40.6% from 38.5% and decreased to 33.7% from 43.8% for the nine months ended October 3, 1998. The increase in the third quarter of 1998 was primarily due to an increase in recycling revenues related to the Edison contract. The decrease in gross profit as a percentage of total revenues for the nine months ended October 3, 1998 was primarily due to retail revenues, which have a lower gross profit than recycling revenues, being a higher percentage of total revenues. Gross profit as a percentage of total revenues for future periods can be affected favorably or unfavorably by numerous factors, including the volume of appliances recycled from the Edison contract, the volume of Whirlpool product sold during the period and the price and volume of byproduct revenues. The Company expects margins to continue to decline as retail revenues become a higher percentage of total revenues.

        Selling, general and administrative expenses for the three and nine months ended October 3, 1998 increased by $427,000 or 36.3% and $725,000 or 18.9%, respectively, from the same periods in 1997. Selling expenses for the three and nine months ended October 3, 1998 increased by $148,000 or 41.5% and $357,000 or 32.8%, respectively, from the same periods in 1997. The increase in selling expenses for the third quarter of 1998 compared to 1997 was primarily due to an increase in advertising for the retail stores and an increase in sales commissions. The increase in selling expenses for the nine months ended October 3, 1998 was primarily due to an increase in costs associated with opening an additional retail store during the first quarter of 1998, an increase in sales commissions and an increase in advertising during the first nine months of 1998. General and administrative expenses for the three and nine months ended October 3, 1998 increased by $279,000 or 34.1% and $368,000 or 13.4%, respectively, from the same periods in 1997. The increase in general and administrative expenses was primarily due to increased expenses related to personnel costs.

        The Company took a one-time charge of $518,000 during the three months ended July 4, 1998 related to a loss on impaired assets associated with the Company's decision to curtail the appliance shredding operation of its recycling business located primarily at the Company's Minneapolis center.

        Interest expense for the three and nine months ended October 3, 1998 increased by $100,000 or 122.0% and $157,000 or 61.6%, respectively, from the same periods in 1997. The increase in interest expense was due to a higher average borrowed amount for the three and nine months ended October 3, 1998 than in the same periods in 1997.

        The Company recorded a provision for income taxes for the nine months ended October 3, 1998 of $31,000. The Company recorded a benefit of income taxes of $31,000 and a related receivable of $29,000 for the nine months ended September 27, 1997 due to the liquidation of its Canadian subsidiary. The income taxes receivable became unrealizable during the third quarter of 1998 upon the liquidation of its Canadian subsidiary. The Company also has available net operating loss carryforwards that total approximately $7,344,000 which expire in the years 2011 through 2013. At October 3, 1998, the Company had a valuation allowance recorded against its net deferred tax assets of approximately $3,632,000, due to uncertainty of realization. Realization of deferred tax assets is dependent upon the generation of sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to become available to reduce taxable income.

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

        The Company recorded a net loss of $81,000 (or $.07 per share) for the three months and $1,715,000 (or $1.44 per share) for the nine months ended October 3, 1998, compared to a net loss of $210,000 (or $.18 per share) and $74,000 (or $.07 per share) in the same periods of 1997. The decrease in income was primarily due to the one-time charge and higher operating and selling, general and administrative expenses offset by higher retail sales, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

        At October 3, 1998, the Company had a working capital surplus of $708,000 compared to a working capital deficit of $1,959,000 at January 3, 1998. Cash and cash equivalents increased to $696,000 at October 3, 1998 from $13,000 at January 3, 1998. Net cash used in operating activities was $1,845,000 for the nine months ended October 3, 1998 compared to net cash provided by operating activities of $411,000 in the same period of 1997. The decrease in cash provided by operating activities was primarily due to the net loss for the period plus an increase in inventories, offset by an increase in accounts payable and the loss on impaired assets.

        The Company's capital expenditures for the nine months ended October 3, 1998 and September 27, 1997 were approximately $270,000 and $204,000, respectively. The 1998 and 1997 capital expenditures were primarily related to building improvements.

        As of October 3, 1998, the Company had a $2.0 million line of credit with a lender. The interest rate as of October 3, 1998 was 13-1/4%. The amount of borrowings available under the line of credit is based on a formula using receivables and inventories. The line of credit has a stated maturity date of August 30, 1999 and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time. The line of credit is secured by receivables and inventories and is guaranteed by the President of the Company. The loan also requires that the Company meet certain financial covenants, provides payment penalties for noncompliance, limits the amount of other debt the Company can incur, limits the amount of spending on fixed assets and limits payments of dividends. At October 3, 1998, the Company's unused borrowing capacity was $600,000.

        On May 19, 1998, the Company sold in a private placement, 100,000 shares of Common Stock at a price of $2.00 per share. The sale, which represents approximately 8% of the Common Stock outstanding after such sale, was made to an institutional investor. The proceeds were used for additional working capital.

        In June 1998, the Company entered into a ten-year, 9.88% mortgage loan for $250,000. The proceeds from the mortgage loan were used to remodel one of its retail stores.

        In July 1998, the Company issued 12% subordinate promissory notes in the principal amount of $275,000, plus warrants to purchase Common Stock. The notes were paid in September 1998 with proceeds of the September 1998 Loan (as defined below). The lenders also received an aggregate of 68,750 warrants to purchase the Company's Common Stock at $2.25 per share. The loan proceeds were used to purchase inventory and provide additional working capital.

        In September 1998, the Company announced that it had entered into a loan agreement with a lender resulting in gross proceeds of $3.5 million ("September 1998 Loan"). The maturity date for the loan is September 30, 2005 and the annual interest rate is 13%. The loan is secured by all the Company's personal property and all of its real estate. The Company issued to the lender, in connection with the loan, a warrant to purchase 700,000 shares of Common Stock at $2.50 per share, which price may be adjusted in certain circumstances. The Company also issued to the investment banker, in connection with the September 1998 Loan, a warrant to purchase 125,000 shares of Common Stock at $2.50 per share and paid a placement fee of $180,000. The Company used the proceeds to repay certain indebtedness (including approximately $1,500,000 of outstanding indebtedness), to finance inventory and for other general corporate purposes.

        The portion of the gross loan proceeds ascribed to the warrants issued in conjunction with debt was $307,000.

        The Company does not believe that it has any significant risk related to interest rate fluctuation since it has only fixed rate debt, except the line of credit.

        As previously reported, effective September 8, 1998, the Company was delisted from The Nasdaq SmallCap Market because it no longer complied with The Nasdaq Stock Market's listing requirements.

        The Company believes, based on the anticipated revenues from the expected Edison contract, the anticipated sales per retail store and the anticipated gross profit, that its current cash balance, funds generated from operations, the current loan and its current line of credit will be sufficient to finance its operations and capital expenditures through December 1998. In addition to the above, the Company is currently investigating avenues to raise additional working capital and to secure an increased line of credit to finance its operations and capital expenditures through December 1999. However, if the Company is unable to raise sufficient additional working capital or if it cannot secure an increased line of credit, it may be unable to expand its retail operations on the currently anticipated schedule, if at all. The Company's total capital requirements will depend, among other things as discussed below, on the number of recycling centers operating and the number and size of retail stores operating during the fiscal year.

        Currently, the Company has four centers and 11 stores in operation. If revenues are lower than anticipated or expenses are higher than anticipated or the line of credit cannot be increased, the Company may require higher levels of additional capital than is currently expected to finance operations. Sources of additional financing may include further debt financing or the sale of equity or other securities. There can be no assurance that such additional working capital or other sources of financing will be available or available on terms satisfactory to the Company or permitted by the Company's current lender.

YEAR 2000

        Based on a recent assessment, the Company determined that it will be required to modify or replace significant portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue can be mitigated. However, if such modifications and conversions are not made, or are not completed in a timely manner, the Year 2000 Issue could have a material impact on the operations of the Company.

        The Company will utilize both internal and external resources to replace and test computer software for Year 2000 modifications. The Company plans to complete the Year 2000 project no later than June 30, 1999. The costs of the project will be funded through operating cash flows. A portion of the costs will be incurred to purchase new software, which will be capitalized. The remaining portion of the cost will be expensed as incurred over the next year. The overall cost of the project is not expected to have a material effect on the results of operations.

        The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

FORWARD-LOOKING STATEMENTS

        Statements regarding the Company's future operations, need for working capital, performance and results, and anticipated liquidity discussed herein are forward-looking and therefore are subject to certain risks and uncertainties, including those discussed herein among others. In addition, any forward-looking information regarding the operations of the Company will be affected by the ability of individual stores to meet planned revenue levels, the speed at which individual retail stores reach profitability, costs and expenses being realized at higher than expected levels, the continued ability to purchase product from Whirlpool at acceptable prices, the Company's ability to secure an adequate supply of used appliances for resale, the continued availability of the Company's current line of credit, the raising of additional working capital, the renewal of the contract with Edison for the fourth quarter of 1998 and in 1999 and the ability and timing of Edison to deliver units under its expected contract with the Company.

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

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         In July 1998, the Company issued 12% subordinated promissory notes in the aggregate principal amount of $275,000, which notes were repaid with the proceeds from the September 1998 Loan. The lenders under such notes received an aggregate of 68,750 warrants to purchase the Company's Common Stock at $2.25 per share. Such warrants are exercisable for three years after July 1998. The securities were issued pursuant to section 4(2) of the Securities Act of 1933.

         The Company entered into a loan agreement with Medallion Capital, Inc. ("Medallion") in connection with the September 1998 Loan discussed above. The Company issued to Medallion, in connection with the September 1998 Loan, a warrant to purchase 700,000 shares of Common Stock at $2.50 per share, which price may adjusted in certain circumstances. Such warrants may be exercised by Medallion prior to the latter of September 10, 1998 or two years after the repayment in full of the September 1998 Loan. Dougherty Summit Securities LLC acted as placement agent in relation to the September 1998 Loan. The Company paid the agent compensation including a placement agent fee of $180,000 and warrants to purchase 125,000 shares of the Company's Common Stock at an exercise price of $2.50 per share. In addition, the Company has agreed that for an 18-month period commencing September 9, 1998 that the Company may not complete any similar transaction or any equity transaction without first offering the agent a first right of refusal to participate in such transaction. The Company sold the securities pursuant to section 4(2) of the Securities Act of 1933.

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

         Other Events:

         Effective September 8, 1998, the Company was delisted from The Nasdaq SmallCap Market. The Company cited the fact that it no longer complied with The Nasdaq Stock Market's continued listing requirements. In addition, the Company announced that it is continuing to pursue additional lines of credit.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)   (i)   Exhibit 10.1 - Loan Agreement between Medallion Capital,
                     Inc. and Appliance Recycling Centers of America, Inc. dated
                     September 10, 1998.
               (ii)  Exhibit 10.2 - Promissory note of the Company to Medallion
                     Capital, Inc. in the principal amount of $3,500,000 due
                     September 30, 2005.
               (iii) Exhibit 10.3 - Security to agreement of the Company.
               (iv)  Exhibit 10.4 - Warrant of the Company in favor of Medallion
                     Capital, Inc. for 700,000 shares of the Company's Common
                     Stock.
               (v)   Exhibit No. 27 - Financial Data Schedule.

         (b) The Company filed a report on Form 8-K in September 1998 announcing that the Company was delisted from The Nasdaq SmallCap Market effective September 8, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  Appliance Recycling Centers of America, Inc.
                                                   Registrant





Date: November 17, 1998                        /s/Edward R. Cameron
                                  ----------------------------------------------
                                                  Edward R. Cameron
                                                  President





Date: November 17, 1998                        /s/Kent S. McCoy
                                  ----------------------------------------------
                                                  Kent S. McCoy
                                                  Chief Financial Officer