Form 10-K
period 1999-01-02
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 1999-03-26
CIK 862861

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended January 2, 1999
                                       or
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 12, 1999, the aggregate market value of the voting stock held by nonaffiliates of the registrant, computed by reference to the average of the high and low prices on such date as reported by the OTC Bulletin Board, was $1,416,715.

As of March 12, 1999, there were outstanding 2,266,744 shares of the registrant's Common Stock, without par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement dated March 23, 1999, are incorporated by reference into Part III hereof.

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

                                     PART II

Item 5.   Market for the Company's Common Equity and Related Shareholder
          Matters
Item 6.   Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.  Quantitative and Qualitative Disclosure about Market Risk
Item 8.   Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                    PART III

Item 10.  Directors and Executive Officers of the Company
Item 11.  Executive Compensation
Item 12.  Security Ownership of Certain Beneficial Owners and Management
Item 13.  Certain Relationships and Related Transactions

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

SIGNATURES
INDEX TO EXHIBITS

                                     PART I

ITEM 1.     BUSINESS

GENERAL

            Appliance Recycling Centers of America, Inc., together with its operating subsidiaries ("ARCA" or the "Company"), provides a comprehensive range of services for the large-scale resale and recycling of major household appliances in an environmentally sound manner. The Company provides its customers with integrated processes and programs addressing the solid waste management, environmental and energy conservation issues involved with appliance disposal and recycling. The Company generates revenues from the sale of reconditioned and distressed appliances through a chain of Company-owned retail stores called Encore(R) Recycled Appliances ("Encore") and Appliance$mart(R), fees charged for the disposal of appliances, and the sale of materials generated from processed appliances (byproduct revenues).

            The Company was incorporated in Minnesota in 1983, although through its predecessors it commenced the appliance recycling business in 1976. The Company's principal office is located at 7400 Excelsior Boulevard, Minneapolis, Minnesota 55426-4517. References herein to the Company include its operating subsidiaries. (See Exhibit 21.1.)

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

            A developing market for the Company is handling distressed appliances for new appliance manufacturers ("manufacturers"). Manufacturers generate distressed product in a variety of ways: discontinued models, customer returns, freight damaged units and warranty exchanges. Historically, manufacturers disposed of the majority of their distressed product through their small dealer network. The manufacturer normally discounts the product and provides warranties and financing. Large retailers do not want to handle distressed appliances because the majority of the merchandise is out of carton, requires special handling and pricing, and may require some repair. As small dealers are having an increasingly more difficult time competing with large chains (the top 10 chains have 80% of the appliance sales market), manufacturers are seeing their traditional distribution channel for distressed appliances shrink. Manufacturers also anticipate that small appliance retailers will be negatively impacted as manufacturers begin selling directly to the consumer over the Internet.

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

            In 1989, the Company expanded its appliance recycling concept to the utility industry when it established an appliance processing center in Milwaukee, Wisconsin, pursuant to a contract with a utility company. From 1989 to 1994 the Company focused its resources on the expansion of its business with electric utility companies. During this time period the Company opened nine centers throughout the U.S. and Canada, primarily serving seventeen electric utility customers. The Company's electric utility business has been negatively impacted by the potential of electric utility industry deregulation. The potential of deregulation has caused electric utilities to decrease their sponsorship of energy conservation programs like the one the Company offers. Currently, the Company expects to have only one major contract with an electric utility customer.

            During fiscal year 1998, that customer, Southern California Edison Company ("Edison"), accounted for approximately 29% or $3.5 million of the Company's total revenues. The Company is anticipating that it will have a program with Edison for 1999. Edison recently received budget approval from the California Public Utilities Commission ("CPUC") for a 1999 program. The Company is currently in final contract negotiations with Edison. Edison has continued its appliance recycling program through the first quarter of 1999 while waiting for CPUC approval and final contract negotiations with the Company.

            In February 1999, the Company entered into an 18-month refrigerator recycling contract with the Los Angeles Department of Water and Power ("DWP"). Under this program, the Company will recycle, from low income housing units in Los Angeles, refrigerators that have been replaced with new energy-efficient models. The DWP program contains no minimum guarantees and is expected to start at relatively low levels in this year's second quarter.

            In response to the decrease in demand for services from electric utilities, the Company has increased its marketing of services to appliance manufacturers and retailers, waste management companies and property management companies. The Company also has increased its focus on the sale of reconditioned appliances. In 1995, under the name Encore(R) Recycled Appliances, the Company began operating a chain of Company-owned retail stores. In 1998, the Company began using the name Appliance$mart(R) for its retail stores. The retail stores offer reconditioned and manufacturers' distressed appliances to value-conscious individuals and property managers.

            During 1996 the Company continued to expand its focus on its Encore retail stores and had more than 30 retail stores open at one point during the year. Due to substantial losses in certain markets, the Company closed centers and stores in three markets in the fourth quarter of 1996. Write-offs and other significant expenses related to these closings caused the Company to report a significant loss for the year.

            In 1997, the Company entered into pilot program agreements with Whirlpool Corporation, the nation's largest manufacturer of major household appliances, to develop a program for handling distressed appliances for Whirlpool. In 1998, the Company entered into a contract with Whirlpool to acquire its distressed appliances (including "scratch and dent" units with only cosmetic imperfections) from distribution centers serving the Midwest and certain western states. Under the contract, the Company purchases distressed appliances from Whirlpool, reconditions suitable units and sells them through ARCA's network of Encore and Appliance$mart retail stores. With increased supply of product, the Company began opening larger stores and closing its smaller ones. Appliances that cannot be reconditioned are recycled in accordance with all applicable environmental regulations. The Company recently scaled back its agreement with Whirlpool to a level consistent with its current financial resources. The Company will now buy inventory mainly from Whirlpool's Ohio distribution center. The Company believes that this contract will provide an adequate quantity of high quality appliances that can be sold through its retail stores.

            In late 1998, the Company decided to close its St. Louis, Missouri operations and close one store in the Minneapolis/St. Paul market. The Company currently has three recycling centers located in Columbus, Ohio, Minneapolis, Minnesota and Los Angeles, California. Also, the Company currently has eight retail stores: four in Minneapolis/St. Paul, two in California and two in Columbus, Ohio.

CUSTOMERS AND SOURCE OF SUPPLY

            The Company offers its services to entities that, as part of their operations, become responsible for disposing of large quantities of used and distressed appliances. These entities include new appliance manufacturers and retailers, waste management companies, property management companies and utility companies.

            NEW APPLIANCE MANUFACTURERS AND RETAILERS. The Company began its business by offering appliance recycling programs to Sears, Montgomery Ward and other new appliance retailers to collect appliances from either the retailers' facilities or from their consumers. Recently the Company has focused its marketing efforts to new appliance manufacturers, including Whirlpool Corporation, a primary source of product that can be reconditioned and sold in the Company's stores.

            WASTE MANAGEMENT COMPANIES. The Company provides services to waste management companies and the general public for the collection and recycling of appliances for specified fees.

            PROPERTY MANAGEMENT COMPANIES. The Company provides comprehensive appliance exchange and recycling services to property managers of apartment complexes as well as local housing authorities.

            UTILITY COMPANIES. The Company contracts with utility companies to provide comprehensive appliance recycling services tailored to the needs of the particular utility. The contracts historically have had terms of one to four years, with provisions for renewal at the option of the utility company. Under some contracts, the utility retains the Company to manage all aspects of its appliance recycling program, while under other contracts, the Company provides only specified services. Pricing for the Company's services is on a per-appliance basis and depends upon several factors, including the total number of appliances processed, the length of the contract term and the specific services selected by the utility. Contracts with electric utility customers require that the Company does not recondition for resale appliances received from utility company energy conservation programs. Currently, the Company expects to have only one major contract with an electric utility customer.

            The Company believes its sources are adequate to supply the current number of retail stores and allow the Company to grow its retail sales.

COMPANY OPERATIONS

            The Company provides an integrated range of collection, reuse and recycling services. Appliances are collected from a variety of sources, including new appliance retailers and manufacturers, solid waste management companies, property managers, local governments and electric utilities. Some appliances are reconditioned and sold through the Company's retail network of Encore and Appliance$mart stores. The remaining appliances are disposed of in an environmentally responsible manner at the Company's recycling centers. Environmentally harmful substances---including CFCs,

PCBs and mercury---are removed and properly managed. After all appliance processing is completed, scrap materials are sold for recycling.

            The Company believes 10 to 15% of all used appliances collected can be reconditioned. Appliances identified for resale are thoroughly inspected for wear-and-tear and broken or damaged parts. Worn parts are replaced and appliances are tested to ensure they are fully operational and function safely under proper conditions. Appliances are professionally cleaned and touched-up or repainted. Reconditioned appliances are then sold in the Company's chain of retail stores. Each appliance has a 90-day or one year warranty, with an additional extended warranty available for purchase. The Company offers a money-back guarantee and provides delivery and repair services on products that it sells.

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

            Management believes that the uncertainties in the electric utility industry regarding deregulation will persist at least through 1999. The reaction to deregulation among states and utilities has been varied. The Company believes, however, that energy conservation and efficiency programs will remain a long-term component of the nation's electric utility industry.

            The Company does not expect to expand its retail business into new geographic markets at this time. The Company plans to close three to four of its smaller stores while opening 1 to 2 larger stores in its existing markets. The Company believes that the growth of its business in the near future will likely occur primarily through the expansion of revenues from the Company's current retail stores and the generation of revenues from the expected contract with Edison.

PRINCIPAL PRODUCT AND SERVICES

            The Company generates revenues from three sources: recycling fees, appliance sales and byproduct sales. The following table reflects the percentage of total revenues from each source.

                                       1998       1997        1996
                                       ----       ----        ----
            Retail revenues           57.6%      34.6%       36.7%
            Recycling revenues        35.6%      52.4%       48.4%
            Byproduct revenues         6.8%      13.0%       14.9%
                                     100.0%     100.0%      100.0%

SALES AND MARKETING

            The Company uses various means to promote awareness of its services and the need for environmentally sound recycling of appliances and believes it is recognized as a leader in the appliance recycling industry.

            The Company's strategy for its retail stores is to present a large warehouse image in convenient, high-traffic locations. Store interiors are bright and clean. In every market, the Company actively promotes its stores through various forms of print advertising, including daily classified ads in major newspapers, telephone yellow pages ads and direct mail. In addition, the Company uses radio and television advertisements in some markets, in addition to other types of promotions.

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

COMPETITION

            Competition for the Company's retail stores comes from new appliance manufacturers and retailers and other reconditioned and used appliance retailers. Each retail location will compete not only with local and national chains of new appliance retailers, many of whom have been in business longer than the Company and who may have significantly greater assets than the Company, but will also be required to compete with numerous independently owned retailers of used and reconditioned appliances.

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

EMPLOYEES

            At March 1, 1999, the Company had 118 full-time employees, of whom approximately 60 percent were involved in the collection, transportation and processing of appliances at the Company's centers and approximately 40 percent were in sales, administration and management. The Company has not experienced any work stoppages and believes its employee relations are good.

ITEM 2.     PROPERTIES

            The Company's executive offices are located in Minneapolis, Minnesota, in a Company owned facility which includes approximately 11 acres of land. The building contains approximately 122,000 square feet, including 27,000 square feet of office space and 95,000 square feet of operations and processing space. The Southern California center building, which also is owned by the Company, is located in Compton, California, and consists of 44,000 square feet:
6,000 square feet of office space and 38,000 square feet of warehouse space. In addition, the Company owns a 14,000-square-foot facility in Saint Paul, Minnesota, which contains a retail store at which it sells reconditioned and distressed appliances. All properties and equipment owned by the Company currently secure outstanding loans of the Company.

            The Company generally leases the other facilities it operates. The Company usually attempts to negotiate lease terms that correspond to the term of the principal contract or contracts in connection with which the center is to be operated. The Company's recycling centers typically range in size from 12,000 to 40,000 square feet. The Company's retail stores have been typically 2,500 to 5,000 square feet. With the move toward larger retail stores, future stores are anticipated to be 30,000 to 40,000 square feet.

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


                                     PART II

ITEM 5.     MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER
            MATTERS

MARKET FOR COMMON STOCK

The Company's Common Stock began trading on the OTC Bulletin Board September 8, 1998. Prior to that time, the Common Stock traded as follows: on the Nasdaq SmallCap Market from February 26, 1997 to September 7, 1998; on the Nasdaq National Market from January 8, 1993 to February 25, 1997; on the Nasdaq SmallCap Market from January 7, 1991 to January 7, 1993; and on the local over-the-counter market prior thereto. The following table sets forth, for the periods indicated, the high and low closing bid quotations for the Common Stock, as reported by the Nasdaq SmallCap Market and the OTC Bulletin Board, as applicable. The table gives effect to the one-for-four reverse stock split effective February 21, 1997.

                                                           HIGH        LOW
                                                           ----        ---
            1997

                 First Quarter.......................   $ 4          $ 2
                 Second Quarter......................     3 3/8        2 3/8
                 Third Quarter.......................     3 1/4        2 1/2
                 Fourth Quarter......................     4 1/4        2 1/8

            1998

                 First Quarter.......................   $ 2 3/4      $ 1 1/2
                 Second Quarter......................     4            2
                 Third Quarter.......................     3            3/4
                 Fourth Quarter......................     1 1/8        1/2

            On March 12, 1999, the last reported sale price of the Common Stock was $0.63 per share. As of March 12, 1999, there were approximately 1,775 beneficial holders of the Company's Common Stock.

            The Common Stock trades under the symbol "ARCI."

            During 1998, the Company issued 100,000 unregistered shares and 893,750 warrants to purchase shares.

            During February 1999, the Company issued 1,030,000 unregistered shares, and 83,000 warrants to purchase shares.

            In May 1998, the Company sold in a private placement 100,000 shares of Common Stock at a price of $2.00 per share. The sale, which represented approximately 8% of the Common Stock outstanding after such sale, was made to an institutional investor. The proceeds were used for additional working capital.

            In July 1998, the Company issued 12% subordinated promissory notes in the principal amount of $275,000, plus an aggregate of 68,750 warrants to purchase the Company's Common Stock at $2.25 per share, subject to adjustment. The notes were repaid in September 1998.

            In September 1998, the Company entered into a loan agreement with a lender resulting in gross proceeds of $3.5 million. The loan also provides for non-voting attendance at board meetings. The Company issued to the lender, in connection with the loan, a warrant to purchase 700,000 shares of Common Stock at $2.50 per share, which price was adjustable under certain circumstances, including the issuance of stock at or below $2.00 per share As a result of the February 1999 stock issuance described below, the current exercise price of this warrant is $0.60 per share. If exercised in full, this warrant would represent approximately 24% of the Common Stock after such exercise. The Company also issued to an investment banker associated with this transaction a warrant to purchase 125,000 shares of Common Stock at $2.50 per share, subject to adjustment. The portion of the gross loan proceeds ascribed to the aforementioned warrants in conjunction with debt was $307,000.

            In February 1999, the Company sold in a private placement 1,030,000 shares of Common Stock at a price of $0.50 per share. The sale represented approximately 45% of Common Stock outstanding after such sale. The Company paid $31,500 of the proceeds and issued warrants to purchase 83,000 shares of Common Stock at $0.50 per share, subject to adjustment, to an investment banker as a placement fee. The remaining proceeds were used to repay certain indebtedness, to purchase inventory and for other general corporate purposes.


ITEM 6.     SELECTED FINANCIAL DATA

            The selected financial information set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."


Fiscal Years Ended                   1998          1997          1996          1995          1994
-------------------------------------------------------------------------------------------------
   (In thousands, except
   per share data)
STATEMENT OF OPERATIONS
Total revenues                  $  13,612     $  11,979     $  14,030     $  16,241     $  20,327
-------------------------------------------------------------------------------------------------
Gross profit                    $   3,981     $   4,990     $   2,744     $   5,630     $   8,360
-------------------------------------------------------------------------------------------------
Operating income (loss)         $  (2,744)    $    (489)    $  (6,899)    $  (1,538)    $   1,753
-------------------------------------------------------------------------------------------------
Net income (loss)               $  (3,056)    $    (748)    $  (7,269)    $    (943)    $     877
-------------------------------------------------------------------------------------------------
Basic and diluted income
(loss) per common share         $   (2.55)    $   (0.66)    $   (6.53)    $   (0.90)    $    0.82
-------------------------------------------------------------------------------------------------
Weighted average number
of common shares outstanding        1,200         1,137         1,114         1,052         1,071
-------------------------------------------------------------------------------------------------

BALANCE SHEET
Working capital (deficit)       $    (471)    $  (1,959)    $  (1,671)    $   3,503     $   4,700
-------------------------------------------------------------------------------------------------
Total assets                    $   8,843     $   8,569     $   9,992     $  15,890     $  16,912
-------------------------------------------------------------------------------------------------
Long-term liabilities           $   4,965     $   1,633     $   1,711     $   2,084     $   2,741
-------------------------------------------------------------------------------------------------
Shareholders' equity            $     816     $   3,365     $   4,113     $  10,188     $  10,932
-------------------------------------------------------------------------------------------------

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS FOR THE FISCAL YEARS 1998, 1997 AND 1996

OVERVIEW

            The Company's 1998 fiscal year (1998) ended January 2, 1999, its 1997 fiscal year (1997) ended January 3, 1998 and its 1996 fiscal year (1996) ended December 26, 1996.

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

            In 1998, the Company focused on increasing its sales of Whirlpool products in its retail stores. The increase in total revenues was due to an increase in retail sales offset by decreases in both recycling revenues and byproduct revenues. In 1998, same-store sales for its reconditioned and distressed appliance business increased by 108%. Retail revenues accounted for 57.6% of total revenues in 1998.

REVENUES

            The Company's total revenues for 1998 were $13,612,000 compared to $11,979,000 in 1997.

            Retail revenues increased to $7,835,000 in 1998 from $4,149,000 in 1997. The increase was primarily due to increased sales of Whirlpool product. Same-store retail sales for 1998 increased 108% (a sales comparison of 10 stores open for full years in both 1998 and 1997). The Company operated 11 stores throughout 1998. In December 1998, the Company decided to withdraw from a market and close one center and two retail stores in 1999. Also, the Company decided to close a retail store in another market as of December 31, 1998.

            In 1998, the Company entered into a contract with Whirlpool Corporation to acquire its distressed appliances (including "scratch and dent" units with only cosmetic imperfections) from distribution centers serving the Midwest and certain western states.

            Recycling revenues decreased to $4,842,000 in 1998 from $6,274,000 in 1997. The decrease was primarily due to lower volume of appliances related to the contract with Southern California Edison Company ("Edison"). Edison accounted for approximately 29% of the Company's total revenues for 1998 and 38% for 1997. The Company is anticipating that it will have a program with Edison for 1999. Edison recently received budget approval from the California Public Utilities Commission for a 1999 program. The Company is currently in final contract negotiations with Edison and believes its 1999 recycling revenues level is dependent on such an agreement and the resulting volume of appliances from such arrangement.

            Byproduct revenues decreased to $935,000 in 1998 from $1,556,000 in 1997. The decrease was primarily due to lower sales of reclaimed chlorofluorocarbons due to fewer refrigerators being recycled and lower scrap revenue due to a decrease in scrap prices.

            The Company's total revenues for 1997 were $11,979,000 compared to $14,030,000 in 1996.

            Retail revenues decreased to $4,149,000 in 1997 from $5,148,000 in 1996. The decrease was primarily due to a reduction in the number of the Company's retail stores to 13 in 1997 from 26 in the fourth quarter of 1996. Due to substantial losses in 1996, the Company withdrew from three markets during the fourth quarter of 1996, closing 12 retail locations and three recycling centers. The Company operated 13 stores throughout 1997. Same-store sales (for six stores open for the full years 1997 and 1996) increased 19% in 1997.

            Recycling revenues decreased to $6,274,000 in 1997 from $6,785,000 in 1996. The decrease was primarily due to the Company's closing four recycling centers in late 1996 and early 1997, partially offset by increased recycling revenues from the Company's Edison contract.

            Byproduct revenues decreased to $1,556,000 in 1997 from $2,097,000 in 1996. The decrease was primarily due to fewer appliances recycled in 1997 compared to 1996, which resulted from the closing of three recycling centers in the fourth quarter of 1996.

            In 1997, the Company entered into pilot program agreements with Whirlpool Corporation to purchase Whirlpool's distressed, discontinued and returned products.

GROSS PROFIT

            The Company's overall gross profit decreased to 29.2% in 1998 from 41.7% in 1997. The decrease was primarily due to retail revenues, which have a lower gross profit than recycling revenues, being a higher percentage of total revenues and a decrease in recycling revenues related to the Edison contract. Gross profit as a percentage of total revenues for future periods can be affected favorably or unfavorably by numerous factors, including the volume of appliances recycled from the expected Edison contract, the volume of Whirlpool products sold during the period and the price and volume of byproduct revenues. The Company expects gross profit percentages to continue to decline as retail revenues become a higher percentage of total revenues.

            The Company's overall gross profit rate increased to 41.7% in 1997 from 19.6% in 1996. The increase was primarily due to the closing of under-performing recycling centers and retail stores in the fourth quarter of 1996 and increased operating efficiencies in the remaining centers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

            Selling, general and administrative expenses were 45.2% of sales in 1998 compared to 45.7% and 68.7% in 1997 and 1996, respectively. Selling, general and administrative expenses increased to $6,152,000 in 1998 from $5,479,000 in 1997, a 12.3% increase. Selling expenses increased to $2,028,000 in 1998 from $1,498,000 in 1997. The increase in selling expenses was primarily due to an increase in sales commissions and advertising and costs associated with opening an additional retail store in 1998. General and administrative expenses increased to $4,124,000 in 1998 from $3,981,000 in 1997. The increase in general and administrative expenses was primarily due to increased expenses related to temporary personnel costs.

            Selling, general and administrative expenses decreased to $5,479,000 in 1997 from $9,643,000 in 1996, a 43.2% decrease. Selling expenses decreased to $1,498,000 in 1997 from $3,275,000 in 1996. The decrease in selling expenses was primarily due to operating fewer retail stores in 1997 compared to 1996. General and administrative expenses decreased to $3,981,000 in 1997 from $6,368,000 in 1996. The decrease was primarily due to operating fewer recycling centers in 1997 compared to 1996 and incurring lower costs associated with the closed markets.

            In June 1998, the Company took a one-time charge of $518,000 related to a loss on impaired equipment associated with the Company's decision to curtail the appliance shredding operation of its recycling business located primarily at the Company's Minneapolis center. Also, in December 1998, the Company took a one-time charge of $55,000 related to a loss on impaired assets associated with the Company's decision to withdraw from a market and close one center and two retail stores in 1999.

INTEREST EXPENSE

            Interest expense increased to $601,000 in 1998 from $347,000 in 1997. The increase was primarily due to a higher average borrowed amount outstanding in 1998 compared to 1997.

            Interest expense increased slightly in 1997 compared to 1996 due to a higher average borrowed amount outstanding in 1997 than 1996.

INCOME TAXES AND NET OPERATING LOSSES

            As of its 1998 and 1997 year-ends, the Company recorded a valuation allowance of $4,190,000 and $2,952,000, respectively, against its net deferred tax assets due to the uncertainty of their realization. The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

            The Company has net operating losses of approximately $8,114,000 at January 2, 1999, which are available to reduce taxable income and in turn income taxes payable in future years. These carryforwards may be subject to certain limitations under the provisions of the Internal Revenue Code, Section 382, which relate to a 50 percent change in control over a three-year period. In addition, any future changes of control may result in the expiration of a portion of the carryforwards before they can be used and are also dependent upon the Company attaining profitable operations in the future. To the extent the Company is able to generate taxable income in a period in which this net operating loss carryforward is available, the Company's cash requirements for the payment of income taxes would be reduced.

MINORITY INTEREST IN NET INCOME OF SUBSIDIARY

            The Company was an 80% shareholder in its California subsidiary, and accordingly, recorded the minority shareholder's interest in the subsidiary's net income during 1997. No minority interest was recorded in 1996 since the subsidiary had an accumulated net loss. During the fourth quarter of 1997, the Company purchased all the minority shareholder's stock in the California subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

            At January 2, 1999, the Company had a working capital deficit of $471,000 compared to a working capital deficit of $1,959,000 at January 3, 1998. Cash and cash equivalents increased to $14,000 at January 2, 1999 from $13,000 at January 3, 1998. Net cash used in operating activities was $3,078,000 in 1998 compared to net cash provided by operating activities of $308,000 in 1997. The increase in cash used in operating activities was primarily due to an increase in the Company's net loss net of a one-time non-cash expense for impaired assets, plus an increase in inventories.

            Net cash used in investing activities was $18,000 in 1998 compared to $467,000 in 1997. The decrease in net cash used in investing activities in 1998 from 1997 was due to higher proceeds from selling excess equipment in 1998 and cash used for the purchase of the minority interest in the California subsidiary in 1997.

            Net cash provided by financing activities was $3,097,000 compared to net cash used in financing activities of $108,000 in 1997. The increase in cash provided by financing activities was primarily due to net proceeds from long-term obligations received in 1998 offset by a decrease in net borrowings under the line of credit and increased payments on long-term obligations. In September 1998, the Company entered into a loan agreement with a lender resulting in gross proceeds of $3.5 million.

            The Company's capital expenditures were approximately $289,000 in 1998 and $299,000 in 1997. The 1998 and 1997 capital expenditures were primarily related to building improvements. The Company did not have any material purchase commitments for assets as of January 2, 1999.

            As of January 2, 1999, the Company had a $2.0 million line of credit with a lender. The interest rate as of January 2, 1999 was 12.75%. The amount of borrowings available under the line of credit is based on a formula using receivables and inventories. The line of credit has a stated maturity date of August 30, 1999, if not renewed, and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time. The line of credit is secured by substantially all the Company's assets, is guaranteed by the President of the Company and requires minimum monthly interest payments of $5,625 regardless of the outstanding principal balance. The Lender is also secured by an inventory repurchase agreement with Whirlpool Corporation. The loan also requires that the Company meet certain financial covenants, provides payment penalties for noncompliance, limits the amount of other debt the Company can incur, limits the amount of spending on fixed assets and limits payments of dividends. At January 2, 1999, the Company's unused borrowing capacity was $65,000 and at March 1, 1999 was $335,000.

            In May 1998, the Company sold 100,000 shares of its Common Stock in a private placement at a price of $2.00 per share. The sale was made to an institutional investor. The proceeds were used for additional working capital.

            In June 1998, the Company entered into a ten-year, 9.88% mortgage loan with a bank for $250,000. The proceeds from the mortgage loan were used to remodel one of its retail stores.

            In July 1998, the Company issued 12% subordinated promissory notes plus 68,750 warrants to purchase the Company's Common Stock at $2.25 per share for $275,000. The loan proceeds were used to purchase inventory and provide additional working capital. The notes were repaid in September 1998 with part of the proceeds of the September 1998 loan (as defined below).

            In September 1998, the Company entered into a loan agreement with a lender resulting in gross proceeds of $3.5 million ("September 1998 Loan"). The maturity date for the loan is September 30, 2005 and the annual interest rate is 13%. The loan is secured by all the Company's personal property and all of its real estate, and provides for non-voting attendance at board meetings. The Company issued to the lender, in connection with the loan, a warrant to purchase 700,000 shares of Common Stock at $2.50 per share, which price was adjustable under certain circumstances, including the issuance of stock at or below $2.00 per share. As a result of the February 1999 stock issuance described below, the current price of this warrant is $0.60 per share. The Company also issued to an investment banker, in connection with the September 1998 Loan, a warrant to purchase 125,000 shares of Common Stock at $2.50 per share and paid a placement fee of $180,000. The Company used the proceeds to repay certain indebtedness (including approximately $1,500,000 of outstanding indebtedness), to finance inventory and for other general corporate purposes. The portion of the gross loan proceeds ascribed to the aforementioned warrants in conjunction with debt was $307,000.

            In February 1999, the Company sold in a private placement 1,030,000 shares of Common Stock at a price of $0.50 per share. The Company paid $31,500 of the proceeds and issued warrants to purchase 83,000 shares of Common Stock at $0.50 per share, subject to adjustment, to an investment banker as a placement fee. The remaining proceeds were used to repay certain indebtedness, to purchase inventory and for other general corporate purposes.

            The Company believes, based on anticipated revenues from the expected Edison contract, the anticipated sales per retail store and the anticipated gross profit, that its cash balance, anticipated funds generated from operations, its current line of credit if renewed in August 1999, and the proceeds from the sale of its Common Stock in February 1999 will be sufficient to finance its operations and capital expenditures through December 1999. The Company's total capital requirements will depend, among other things as discussed below, on the number of recycling centers operating and the number and size of retail stores operating during the fiscal year. Currently, the Company has three centers and eight stores in operation. If revenues are lower than anticipated or expenses are higher than anticipated or the line of credit cannot be maintained, the Company may require additional capital to finance operations. Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (common or preferred stock) or other securities. There can be no assurance that such additional sources of financing will be available or available on terms satisfactory to the Company or permitted by the Company's current lenders.

YEAR 2000

            Based on a recent assessment of the Year 2000 Issue, the Company determined that it will be required to modify or replace significant portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not have a material adverse impact on the Company's operations. However, if such modifications and conversions are not made, or are not completed in a timely manner, the Year 2000 Issue could have a material impact on the operations of the Company. The Company has determined it has no exposure to contingencies related to the Year 2000 Issue for products it has sold.

            The Company will utilize both internal and external resources to replace and test the software for Year 2000 modifications. The Company plans to complete the Year 2000 Project no later than September 30, 1999. The costs of the project are expected to be funded through operating cash flows. A portion of the costs will be used to purchase new software, which will be capitalized. The remaining portion of the costs will be expensed as incurred over the course of the project. The overall cost of the project is expected to be approximately $250,000 in 1999. To date, the Company has incurred and expensed approximately $10,000 related to the assessment of, and preliminary efforts in connection with, its Year 2000 Project and development of a remediation plan. The Company's cost and estimates to complete the Year 2000 Project include the estimated costs and time associated with accessing the impact of a third party's Year 2000 Issue, and are based on presently available information.

            The Company has initiated communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company.

            At this time, the Company believes that its most reasonable likely worst case scenario is that the Company could experience delays in receipt of inventory and/or key customers could experience a delay in accounts receivable payments to the Company. In the event that either of these scenarios occur, management believes that it would not have a long-term material adverse effect on the Company's financial condition and results of operations.

            The Company does intend to prepare contingency plans so that the Company's critical business processes can be expected to continue to function on January 1, 2000 and beyond. The Company's contingency plans are expected to address modification of the Company's systems and components as well as overall business operating risks. These plans are intended to mitigate both internal risks as well as potential risks in the supply chain of the Company's suppliers and customers, and will likely include identifying and securing alternative supplies of inventory and sources of financing. The Company intends to begin working on a contingency plan in early 1999 and to have it substantially finalized by September 1999.

            The costs of the project and the date by which the Company plans to complete the Year 2000 modifications and contingency plans are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurances that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

FORWARD-LOOKING STATEMENTS

            Statements contained in this annual report regarding the Company's future operations, performance and results, and anticipated liquidity discussed herein are forward-looking and therefore are subject to certain risks and uncertainties, including those discussed herein. In addition, any forward-looking information regarding the operations of the Company will be affected by the ability of individual stores to meet planned revenue levels, the speed at which individual stores reach profitability, costs and expenses being realized at higher than expected levels, the continued ability to purchase product from Whirlpool at acceptable prices, the Company's ability to secure an adequate supply of used appliances for resale, the continued availability of the Company's current line of credit, the renewal of the contract with Edison for 1999 and the ability and timing of Edison to deliver units under its expected contract with the Company.


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

            Not applicable.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Description
    -----------

    Independent Auditor's Report
    Consolidated Balance Sheets as of January 2, 1999
          and January 3, 1998
    Consolidated Statements of Operations for the three years
          ended January 2, 1999
    Consolidated Statements of Shareholders' Equity for the three years ended January 2, 1999
    Consolidated Statements of Cash Flows for the three years
          ended January 2, 1999
    Notes to Consolidated Financial Statements

INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
Appliance Recycling Centers of America, Inc.
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Appliance Recycling Centers of America, Inc. and subsidiaries as of January 2, 1999 and January 3, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three year period ended January 2, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Appliance Recycling Centers of America, Inc. and subsidiaries as of January 2, 1999 and January 3, 1998, and the results of their operations and their cash flows for each of the years in the three year period ended January 2, 1999, in conformity with generally accepted accounting principles.


                                              McGLADREY & PULLEN, LLP


Minneapolis, Minnesota
February 19, 1999

APPLIANCE RECYCLING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                               JANUARY 2,         January 3,
                                                                     1999               1998
--------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                    $     14,000       $     13,000
Accounts receivable, net of allowance of
   $18,000 and $35,000, respectively
   (Notes 4 and 10)                                               498,000            765,000
Inventories, net of reserves of $40,000
   and $20,000, respectively (Note 4)                           1,979,000            694,000
Other current assets                                              100,000            140,000
                                                             ------------       ------------
   Total current assets                                      $  2,591,000       $  1,612,000
                                                             ------------       ------------
PROPERTY AND EQUIPMENT, AT COST (Notes 4, 5 and 11)
Land                                                         $  2,103,000       $  2,103,000
Buildings and improvements                                      3,957,000          3,955,000
Equipment                                                       3,597,000          5,461,000
                                                             ------------       ------------
                                                             $  9,657,000       $ 11,519,000
Less accumulated depreciation                                   3,876,000          4,807,000
                                                             ------------       ------------
   Net property and equipment                                $  5,781,000       $  6,712,000
                                                             ------------       ------------
OTHER ASSETS                                                 $    319,000       $     55,000
GOODWILL, NET OF AMORTIZATION OF $38,000
   AS OF JANUARY 2, 1999                                          152,000            190,000
                                                             ------------       ------------
   Total assets                                              $  8,843,000       $  8,569,000
                                                             ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Line of credit (Note 4)                                      $  1,081,000       $  1,513,000
Current maturities of long-term obligations (Note 5)               79,000            101,000
Accounts payable                                                1,202,000          1,136,000
Accrued expenses (Note 6)                                         700,000            821,000
                                                             ------------       ------------
   Total current liabilities                                 $  3,062,000       $  3,571,000
LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES (Note 5)         4,965,000          1,633,000
                                                             ------------       ------------
   Total liabilities                                         $  8,027,000       $  5,204,000
                                                             ------------       ------------
COMMITMENTS (Note 7)
SHAREHOLDERS' EQUITY (Notes 3, 4, and 9)
Common Stock, no par value; authorized 10,000,000
   shares; issued and outstanding 1,237,000 shares
   and 1,137,000 shares, respectively                        $ 10,857,000       $ 10,350,000
Accumulated deficit                                           (10,041,000)        (6,985,000)
                                                             ------------       ------------
   Total shareholders' equity                                $    816,000       $  3,365,000
                                                             ------------       ------------
   Total liabilities and shareholders' equity                $  8,843,000       $  8,569,000
                                                             ============       ============

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        For the fiscal year ended
----------------------------------------------------------------------------------------------------------------
                                                              JANUARY 2,          January 3,        December 28,
                                                                    1999                1998                1996
                                                           -----------------------------------------------------
REVENUES (Note 10)
   Retail revenues                                         $   7,835,000       $   4,149,000       $   5,148,000
   Recycling revenues                                          4,842,000           6,274,000           6,785,000
   Byproduct revenues                                            935,000           1,556,000           2,097,000
                                                           -------------       -------------       -------------

   Total revenues                                          $  13,612,000       $  11,979,000       $  14,030,000

COST OF REVENUES                                               9,631,000           6,989,000          11,286,000
                                                           -------------       -------------       -------------

   Gross profit                                            $   3,981,000       $   4,990,000       $   2,744,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (Note 2)          6,152,000           5,479,000           9,643,000

LOSS ON IMPAIRED ASSETS (Note 11)                                573,000                  --                  --
                                                           -------------       -------------       -------------

   Operating loss                                          $  (2,744,000)      $    (489,000)      $  (6,899,000)

OTHER INCOME (EXPENSE)
   Other income                                                  319,000             134,000             122,000
   Interest income                                                 1,000               8,000              37,000
   Interest expense                                             (601,000)           (347,000)           (294,000)
                                                           -------------       -------------       -------------

   Loss before provision for (benefit of) income
      taxes and minority interest                          $  (3,025,000)      $    (694,000)      $  (7,034,000)

PROVISION FOR (BENEFIT OF) INCOME TAXES (Note 8)                  31,000             (31,000)            235,000
                                                           -------------       -------------       -------------

   Loss before minority interest                           $  (3,056,000)      $    (663,000)      $  (7,269,000)

MINORITY INTEREST IN NET INCOME OF SUBSIDIARY                         --              85,000                  --
                                                           -------------       -------------       -------------

   Net loss                                                $  (3,056,000)      $    (748,000)      $  (7,269,000)
                                                           =============       =============       =============

BASIC AND DILUTED LOSS PER COMMON SHARE                    $       (2.55)      $       (0.66)      $       (6.53)
                                                           =============       =============       =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                       1,200,000           1,137,000           1,114,000
                                                           =============       =============       =============

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                               Retained      Accumulated
                                                                               Earnings         Other
                                                                            (Accumulated    Comprehensive
                                                     Common Stock              Deficit)      Income (Loss)        Total
                                                 --------------------          --------      -------------        -----
                                                 Shares        Amount
                                                 ------        ------
BALANCE, DECEMBER 30, 1995                     1,057,000    $  9,177,000    $  1,032,000     $    (21,000)    $ 10,188,000
   Issuance of Common Stock
      (Notes 3 and 9)                             73,000       1,118,000              --               --        1,118,000
   Exercise of Common Stock
      Options and Warrants (Note 9)                7,000          55,000              --               --           55,000
   Comprehensive loss:
      Net loss                                        --              --      (7,269,000)              --               --
      Other comprehensive income:
         Foreign currency translation
         adjustment                                   --              --              --           21,000               --
   Comprehensive loss                                 --              --              --               --       (7,248,000)
--------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 28, 1996                     1,137,000    $ 10,350,000    $ (6,237,000)    $         --     $  4,113,000
   Net loss                                           --              --        (748,000)              --         (748,000)
--------------------------------------------------------------------------------------------------------------------------

BALANCE, JANUARY 3, 1998                       1,137,000    $ 10,350,000    $ (6,985,000)    $         --     $  3,365,000
   Issuance of Common Stock
      (Note 9)                                   100,000         200,000              --               --          200,000
   Proceeds ascribed to warrants issued
      in conjunction with long-term debt
      (Note 9)                                        --         307,000              --               --          307,000
   Net loss                                           --              --      (3,056,000)              --       (3,056,000)
--------------------------------------------------------------------------------------------------------------------------

BALANCE, JANUARY 2, 1999                       1,237,000    $ 10,857,000    $(10,041,000)    $         --     $    816,000
==========================================================================================================================


See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 For the fiscal year ended
---------------------------------------------------------------------------------------------------------------------
                                                                     JANUARY 2,         January 3,       December 28,
                                                                           1999               1998               1996
                                                                   ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                       $ (3,056,000)      $   (748,000)      $ (7,269,000)
    Adjustments to reconcile net loss to net
       cash provided by (used in) operating activities:
    Depreciation and amortization                                       704,000          1,027,000          2,477,000
    Minority interest in net income of subsidiary                            --             85,000                 --
    Common Stock issued for services                                         --                 --             30,000
    Gain on sale of equipment                                          (266,000)           (80,000)          (118,000)
    Deferred income taxes                                                    --                 --            650,000
    Loss on impaired assets                                             573,000                 --                 --
    Change in current assets and liabilities, net of effects
       from acquisition of Universal Appliance Company, Inc.,
       and Universal Appliance Recycling, Inc. in 1996:
           Receivables                                                  238,000            391,000            510,000
           Inventories                                               (1,285,000)          (250,000)            37,000
           Other current assets                                          40,000            106,000             88,000
           Refundable income taxes                                       29,000            371,000           (294,000)
           Accounts payable                                              66,000           (255,000)          (327,000)
           Accrued expenses                                            (121,000)          (339,000)            87,000
           Income taxes payable                                              --                 --            (13,000)
                                                                   ------------       ------------       ------------
              Net cash provided by (used in)
              operating activities                                 $ (3,078,000)      $    308,000       $ (4,142,000)
                                                                   ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                            $   (289,000)      $   (299,000)      $ (1,285,000)
    Purchase of minority interest in California subsidiary                   --           (275,000)                --
    Cash acquired in 1996 business acquisition                               --                 --             26,000
    Proceeds from disposals of property and equipment                   271,000            107,000            415,000
    Payments for non-compete agreements                                      --                 --           (110,000)
                                                                   ------------       ------------       ------------
              Net cash used in investing activities                $    (18,000)      $   (467,000)      $   (954,000)
                                                                   ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net borrowings (payments) under line of credit                 $   (432,000)      $    123,000       $  1,390,000
    Payments on long-term obligations                                  (408,000)          (231,000)        (1,412,000)
    Proceeds and tax benefit from stock options exercises                    --                 --             55,000
    Proceeds from long-term obligations                               3,718,000                 --             17,000
    Proceeds ascribed to warrants issued in conjunction
       with long-term debt obligations                                  307,000                 --                 --
    Deferred financing costs                                           (288,000)                --                 --
    Proceeds from issuance of Common Stock                              200,000                 --            700,000
                                                                   ------------       ------------       ------------
              Net cash provided by (used in)
              financing activities                                 $  3,097,000       $   (108,000)      $    750,000
                                                                   ------------       ------------       ------------
    Effect of foreign currency exchange rate
       changes on cash and cash equivalents                        $         --       $         --       $     21,000
                                                                   ------------       ------------       ------------
    Increase (decrease) in cash and cash equivalents               $      1,000       $   (267,000)      $ (4,325,000)

CASH AND CASH EQUIVALENTS
    Beginning                                                            13,000            280,000          4,605,000
                                                                   ------------       ------------       ------------
    Ending                                                         $     14,000       $     13,000       $    280,000
                                                                   ============       ============       ============

APPLIANCE RECYCLING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              For the fiscal year ended
---------------------------------------------------------------------------------------------------------------
                                                                    JANUARY 2,      January 3,     December 28,
                                                                          1999            1998             1996
                                                                    ----------      ----------     ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for (receipts of):
    Interest                                                        $  562,000      $  346,000       $  285,000
    Income taxes                                                         2,000        (399,000)        (103,000)
                                                                    ==========      ==========       ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
    FINANCING ACTIVITIES
       Long-term obligations incurred on purchase
           of equipment                                             $       --      $   27,000       $       --
                                                                    ==========      ==========       ==========
       Acquisition of Universal Appliance Company, Inc.
           and Universal Appliance Recycling, Inc.
              Working capital acquired, including cash and
                  cash equivalents of $26,000                       $       --      $       --       $  118,000
              Fair value of other assets acquired, principally
                  property and equipment and a non-compete
                  agreement                                                 --              --          176,000
              Purchase price assigned to goodwill                           --              --          301,000
              Long-term debt assumed                                        --              --         (207,000)
                                                                    ----------      ----------       ----------
              Total consideration, 21,000 shares of
                  Common Stock                                      $       --      $       --       $  388,000
                                                                    ==========      ==========       ==========


See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS: Appliance Recycling Centers of America, Inc. and subsidiaries (the "Company") is in the business of selling reconditioned and distressed appliances and providing recycling services in an environmentally sound manner for major household appliances throughout the United States. The Company sells reconditioned appliances through a chain of Company-owned stores under the names "Encore(R) Recycled Appliances" and "Appliance$mart(R)." The Company provides recycling services on a credit basis to utilities, local governments, appliance retailers and waste management companies.

A SUMMARY OF THE COMPANY'S SIGNIFICANT ACCOUNTING POLICIES IS AS FOLLOWS:

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Appliance Recycling Centers of America, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

FAIR VALUE OF FINANCIAL INSTRUMENTS: The following methods and assumptions are used to estimate the fair value of each class of financial instrument:

         CASH EQUIVALENTS, ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE: Due to their short-term maturities, the carrying amounts approximate fair value.

         SHORT- AND LONG-TERM DEBT: The fair value of short- and long-term debt has been estimated based on discounted cash flows using interest rates being offered for similar debt having the same or similar remaining maturities and collateral requirements.

No separate comparison of fair values versus carrying values is presented for the aforementioned financial instruments since their fair values are not significantly different than their balance sheet carrying amounts. In addition, the aggregate fair values of the financial instruments would not represent the underlying value of the Company.

FISCAL YEAR: The Company's 1998 fiscal year (1998) ended January 2, 1999, its 1997 fiscal year (1997) ended January 3, 1998 and its 1996 fiscal year (1996) ended December 26, 1996. The fiscal years 1998 and 1996 include 52 weeks. The fiscal year 1997 includes 53 weeks.

REVENUE RECOGNITION: The Company recognizes revenue from appliance sales in the period the appliance is sold. Recycling revenue is recognized when a unit is collected and processed. Byproduct revenue is recognized upon shipment.

The Company provides allowances for uncollectable revenues receivable based on management's periodic assessment of the need for such allowances. The Company defers revenue under appliance extended warranty arrangements and recognizes it over the terms of the warranty contracts. The Company accrues the estimated cost of initial warranty arrangements at the time of the appliance sale.

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

INVENTORIES: Inventories, consisting primarily of reconditioned and distressed appliances, are stated at the lower of cost, first-in, first-out (FIFO), or market.

Inventories consisted of the following:

                                                     1998                1997
-------------------------------------------------------------------------------
Finished goods                                    $1,830,000           $605,000
Work-in-process-
     unrefurbished units                             189,000            109,000
Less reserves                                        (40,000)           (20,000)
                                                  ----------           --------
                                                  $1,979,000           $694,000
                                                  ==========           ========

DEFERRED FINANCING COSTS: In connection with financing transactions in 1998 under notes payable arrangements, the Company incurred $288,000 of costs which have been recorded in other assets and are being amortized using the straight line method over the terms of the related debt.

GOODWILL: The Company was an 80% shareholder in its California subsidiary, and accordingly, recorded the minority shareholder's interest in the subsidiary's net income. During the fourth quarter of 1997, the Company purchased all of the minority shareholder's stock in the California subsidiary. This transaction resulted in the Company recording goodwill of $190,000. Goodwill is being amortized by the straight-line method over a period of five years.

PROPERTY AND EQUIPMENT: Depreciation is computed using straight-line and accelerated methods over the following estimated useful lives:

                                      Years
                                      -----
     Buildings and improvements      18 - 30
     Equipment                         3 - 8

ACCOUNTING FOR LONG-LIVED ASSETS: The Company reviews its property, equipment and goodwill periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future net cash flows be less than the carrying value, the Company recognizes an impairment loss at that date. An impairment loss is measured by comparing the amount by which the carrying value exceeds the fair value (estimated discounted future cash flows or appraisal of assets) of the long-lived assets. In 1998, the Company recorded a loss on impairment of certain assets (See Note 11).

ADVERTISING EXPENSE: Advertising is expensed as incurred.

INCOME TAXES: Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

BASIC AND DILUTED NET LOSS PER SHARE: Basic per-share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. Diluted per-share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless their effect is antidilutive, thereby reducing the loss or increasing the income per common share.

As described in Note 9, at January 2, 1999, and January 3, 1998, the Company had stock options and warrants outstanding to purchase a total of 1,038,000 and 93,000 shares of Common Stock, respectively. However, because the Company has incurred a loss in all periods presented, the inclusion of those potential common shares in the calculation of diluted loss per-share would have an antidilutive effect. Therefore, basic and diluted loss per-share amounts are the same in each period presented.

REPORTING COMPREHENSIVE INCOME: As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains or losses, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. For the Company, reporting comprehensive income would be equivalent to reporting operating results in the statement of operations for the years ended January 2, 1999 and January 3, 1998. Comprehensive income for the year ended December 28, 1996 is presented in the consolidated statements of shareholders' equity.

SEGMENT INFORMATION: Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires that a company report financial and descriptive information about its reportable operating segments, defined as those components of an enterprise about which separate financial information is available and is evaluated regularly by management in deciding how to allocate resources and in assessing performance. The adoption of SFAS No. 131 did not affect the Company's results of operations or financial position. The Company believes that it has one operating segment, although certain separate financial information by retail store, or retail store and recycling center, is available to management. The Company is managed as a unit. Specifically, it does not measure profit or loss or maintain assets separately for its products/revenue sources (reconditioned appliance sales, appliance recycling and recycling services for utilities).

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

NOTE 2. MARKET CLOSINGS AND CORPORATE LIQUIDITY

In December 1998, the Company decided to withdraw from the under-performing St. Louis, Missouri market. The Company closed its recycling center and two retail stores in February 1999. For the year ended January 2, 1999, the Company incurred expenses of approximately $130,000 which included the write-off of leasehold improvements of approximately $55,000 and inventory and the accrual of remaining lease payments and other costs of approximately $75,000.

The Company withdrew from three under-performing markets in the fourth quarter of 1996. The Company closed three recycling centers and nine retail stores in Hartford, Connecticut; Washington, D.C./Baltimore, Maryland; and Oakland, California. In addition, the Company closed its three retail stores in Los Angeles, California. In connection therewith, the Company incurred charges of approximately $2.0 million which included the write-off of leasehold improvements, deferred tax assets, goodwill, and certain non-compete agreements, receivables and inventories, and the accrual of potential lease contingencies and other costs.

The Company believes, based on anticipated revenues from an expected Southern California Edison Company contract, the anticipated sales per retail store and the anticipated gross profit, that its cash balance, anticipated funds generated from operations, its current line of credit if renewed, and the proceeds from the sale of its Common Stock in February 1999 will be sufficient to finance its operations and capital expenditures through December 1999. The Company's total capital requirements will depend, among other things as discussed below, on the number of recycling centers operating and the number and size of retail stores operating during the fiscal year. Currently, the Company has three recycling centers and eight stores in operation. If revenues are lower than anticipated or expenses are higher than anticipated or the line of credit cannot be maintained, the Company may require additional capital to finance operations. Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity or other securities. There can be no assurance that such additional sources of financing will be available or available at terms satisfactory to the Company or permitted by the Company's current lenders.

NOTE 3. BUSINESS COMBINATIONS

On January 2, 1996, the Company acquired Universal Appliance Company, Inc. and Universal Appliance Recycling, Inc., Washington, D.C.-based companies, by exchanging a total of 21,000 shares of its Common Stock for 100% ownership of the respective companies. The acquisitions were accounted for under the purchase method of accounting. Also, the selling shareholders received $110,000 under non-compete agreements. In December 1996, the Company withdrew from the Washington D.C./Baltimore, Maryland market and closed the center and three retail locations. Accordingly, the related goodwill and non-compete agreements were written off in the fourth quarter of 1996.

NOTE 4. LINE OF CREDIT

At January 2, 1999, the Company had a $2.0 million line of credit with a lender. The interest rate as of January 2, 1999 was 12.75%. The amount of borrowings available under the line of credit is based on a formula using receivables and inventories. The line of credit has a stated maturity date of August 30, 1999 unless renewed and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time. The line of credit is secured by substantially all the Company's assets, is guaranteed by the President of the Company and requires minimum monthly interest payments of $5,625 regardless of the outstanding principal balance. The lender is also secured by an inventory repurchase agreement with Whirlpool Corporation. The loan also requires that the Company meet certain financial covenants, provides payment penalties for noncompliance, limits the amount of other debt the Company can incur, limits the amount of spending on fixed assets and limits payments on dividends. At January 2, 1999 the Company's unused borrowing capacity under this line was $65,000.

NOTE 5. LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following:

                                              1998                    1997
--------------------------------------------------------------------------
9.00% mortgage, due in
  monthly installments of
  $11,411, including
  interest,  balance due
  February 2004,
  secured by land
  and building                         $   911,000              $  962,000
8.75% mortgage, due
  in monthly installments
  of $7,027, including
  interest, balance due
  January  2003, secured
  by land and building                     678,000                 700,000
13.00% note payable,
  monthly interest
  payments of $37,917
  until September 2000,
  monthly principal and
  interest payments of
  $52,259 beginning
  September 2000, balance
  due September 2005,
  secured by equipment,
  land and building                      3,203,000                      --
9.88% mortgage, due in
  monthly installments of
  $3,286, including interest,
  balance due September
  2008, secured by land
  and building                             231,000                      --
Other                                       21,000                  72,000
                                        ----------              ----------
                                        $5,044,000              $1,734,000
Less current maturities                     79,000                 101,000
                                        ----------              ----------
                                        $4,965,000              $1,633,000
                                        ==========              ==========

The future annual maturities of long-term obligations are as follows:

Fiscal year
-----------
1999                                    $   79,000
2000                                       134,000
2001                                       271,000
2002                                       305,000
2003                                       867,000
Thereafter                               3,388,000
                                        ----------
                                        $5,044,000
                                        ==========

NOTE 6. ACCRUED EXPENSES

Accrued expenses were as follows:
                                              1998                    1997
--------------------------------------------------------------------------
Compensation                              $139,000            $    167,000
Warranty                                   157,000                  74,000
Lease contingencies
  and closing costs                        124,000                 289,000
Other                                      280,000                 291,000
                                          --------            ------------
                                          $700,000            $    821,000
                                          ========            ============

NOTE 7. COMMITMENTS

OPERATING LEASES: The Company leases certain of its recycling center facilities and equipment and retail stores under noncancelable operating leases. The leases require the payment of taxes, maintenance, utilities and insurance.

In the fourth quarter of 1996, the Company withdrew from three under-performing markets and closed its retail locations in the Los Angeles, California, market. At January 2, 1999, the Company had $69,000 accrued for the remaining settlement of these leases.

In December 1998, the Company decided to withdraw from the St. Louis, Missouri market. The Company accrued approximately $42,000 for the remaining lease payments on these leases.

Minimum rental commitments under noncancelable operating leases as of January 2, 1999 were as follows:

Fiscal Year
-----------
1999                                    $  510,000
2000                                       431,000
2001                                       241,000
2002                                       199,000
2003                                       199,000
                                        ----------
                                        $1,580,000
                                        ==========

Rent expense for the fiscal years ended January 2, 1999, January 3, 1998 and December 28, 1996 was $482,000, $433,000 and $1,585,000, respectively.

NOTE 8. INCOME TAXES

The provision for (benefit of) income taxes consisted of the following:

                                           1998           1997             1996
-------------------------------------------------------------------------------
Current:
  Federal                               $    --       $     --        $(415,000)
  State                                  31,000        (31,000)              --
Deferred                                     --             --          650,000
                                        -------       --------        ---------
                                        $31,000       $(31,000)       $ 235,000
                                        =======       ========        =========

A reconciliation of the Company's income tax expense (benefit) with the federal statutory tax rate is shown below:

                                           1998           1997             1996
-------------------------------------------------------------------------------
Income tax
  benefit at
  statutory rate                   $ (1,049,000)    $ (236,000)    $ (2,462,000)
State taxes, net
  of federal
  tax effect                           (192,000)       (26,000)        (208,000)
Permanent
  differences                            34,000         74,000          110,000
Change in valuation
  allowance                             257,000       (289,000)         235,000
Effect of NOL
  with no current
  tax benefit                           981,000        446,000        2,560,000
                                   ------------     ----------     ------------
                                   $     31,000     $  (31,000)    $    235,000
                                   ============     ==========     ============

The tax effects of principal temporary differences are as follows:

                                                     1998                  1997
-------------------------------------------------------------------------------
Deferred tax assets:
  Net operating loss
  carryforwards                               $ 3,300,000           $ 2,319,000
  Loss on asset impairment                        658,000               429,000
  Federal and state tax credits                   250,000               250,000
  Accrued expenses                                236,000               246,000
                                              -----------           ----------
    Gross defered tax assets                  $ 4,444,000           $ 3,244,000
                                              -----------           ----------
Deferred tax liability:
  Accelerated tax depreciation                   (254,000)             (292,000)
  Valuation allowance                          (4,190,000)           (2,952,000)
                                              -----------           -----------
Net deferred tax assets                       $        --           $        --
                                              ===========           ===========

At January 2, 1999, the Company recorded a valuation allowance of $4,190,000 against deferred tax assets to reduce the total to an amount management believes is appropriate. Realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

At January 2, 1999, the Company had net operating loss carryforwards consisting of the following:

Expiration                                                               Amount
----------                                                               ------
2011                                                                 $4,515,000
2012                                                                 $1,115,000
2018                                                                 $2,484,000

These carryforwards may be subject to certain limitations under the provisions of the Internal Revenue Code, Section 382, which relate to a 50 percent change in control over a three-year period. In addition, any future changes of control may result in the expiration of a portion of the carryforwards before they can be used and are also dependent upon the Company attaining profitable operations in the future.

NOTE 9. SHAREHOLDERS' EQUITY

STOCK OPTIONS: The Company has two Stock Option Plans (the "Plans") that permit the granting of "incentive stock options" meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified options which do not meet the requirements of Section 422. The Plans have 150,000 and 100,000 shares, respectively, available for grant. The options that have been granted under the Plans are exercisable for a period of five to ten years from the date of grant and vest over a period of six months to three years from the date of grant.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the Plans. Had compensation cost for the Plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net loss and basic and diluted loss per share would have been increased to the pro forma amounts indicated below:

                                                        1998               1997
--------------------------------------------------------------------------------
Net loss:
     As reported                                 $(3,056,000)         $(748,000)
     Pro forma                                   $(3,136,000)         $(847,000)
Basic and diluted loss
  per share:
     As reported                                 $     (2.55)         $   (0.66)
     Pro forma                                   $     (2.61)         $   (0.75)
--------------------------------------------------------------------------------

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                       1998                1997
--------------------------------------------------------------------------------
Expected dividend yield                                  --                  --
Expected stock price volatility                       83.22%              50.43%
Risk-free interest rate                                5.50%               6.00%
Expected life of options (years)                          3                   3
--------------------------------------------------------------------------------

Additional information relating to all outstanding options is as follows:

                                                               Weighted Average
                                                Shares           Exercise Price
--------------------------------------------------------------------------------
Outstanding at
  December 30, 1995                             64,000                   $27.08
  Granted                                       37,000                   $12.72
  Exercised                                     (9,000)                  $ 9.60
  Cancelled                                    (12,000)                  $20.72
--------------------------------------------------------------------------------
Outstanding at
  December 28, 1996                             80,000                   $23.36
  Granted                                       44,000                   $ 2.54
  Cancelled                                    (31,000)                  $31.31
--------------------------------------------------------------------------------
Outstanding at
  January 3, 1998                               93,000                   $10.93
  Granted                                       78,000                   $ 1.50
  Cancelled                                    (27,000)                  $13.22
--------------------------------------------------------------------------------
Outstanding at
  January 2, 1999                              144,000                   $ 5.37
================================================================================

The weighted average fair value per option of options granted during 1998, 1997 and 1996 was $0.85, $0.96 and $4.92 respectively.

The following tables summarize information about stock options outstanding as of January 2, 1999:

                               OPTIONS OUTSTANDING
                                                          Weighted
                                                           Average      Weighted
Range of                                   Number        Remaining       Average
Exercise                                  Options      Contractual      Exercise
Prices                                Outstanding    Life in Years         Price
--------------------------------------------------------------------------------
$45.52                                      2,000              1.9       $ 45.52
$17.50                                     22,000              2.6       $ 17.50
$10.52 to $12.76                           10,000              4.5       $ 10.58
$2.38 to $3.00                             32,000              5.8       $  2.60
$0.75 to $2.06                             78,000              6.9       $  1.50
                                          -------
                                          144,000
                                          =======

                               OPTIONS EXERCISABLE
Range of                                   Number                       Weighted
Exercise                                  Options                        Average
Prices                                Exercisable                 Exercise Price
--------------------------------------------------------------------------------
$45.52                                      2,000                         $45.52
$17.50                                     21,000                         $17.50
$10.52 to $12.76                           10,000                         $10.58
$2.38 to $3.00                             16,000                          $2.60
                                           ------
                                           49,000                         $12.37
                                           ======

The following table summarizes options exercisable for stock options outstanding as of January 2, 1998 and December 26, 1996:

                                                     1997                  1996
--------------------------------------------------------------------------------
Number of options
  exercisable                                      40,000                45,000
Weighted average
  exercise price                                   $19.44                $31.77

WARRANTS: In July 1998, the Company issued 12% subordinated promissory notes in the principal amount of $275,000, plus an aggregate of 68,750 warrants to purchase the Company's Common Stock at $2.25 per share.

In September 1998, the Company entered into a loan agreement with a lender resulting in gross proceeds to the Company of $3.5 million. In connection with this loan, the Company issued the lender a warrant to purchase 700,000 shares of Common Stock at an adjustable exercise price, which is currently $0.60 per share. The Company also issued to an investment banker associated with this transaction, a warrant to purchase 125,000 shares of Common Stock at $2.50 per share.

The portion of the gross loan proceeds ascribed to the aforementioned warrants issued in conjunction with debt was $307,000 as determined using the Black-Scholes method.

PREFERRED STOCK: In April 1998, the Company's shareholders approved an amendment to the Company's Articles of Incorporation authorizing two million shares of Preferred Stock of the Company ("Preferred Stock") which may be issued from time to time in one or more series having such rights, powers, preferences and designations as the Board of Directors may determine.

PRIVATE PLACEMENT: In May 1998, the Company sold in a private placement, 100,000 shares of Common Stock at a price of $2.00 per share. The sale, which represented approximately 8% of the Common Stock outstanding after such sale, was made to an institutional investor. The proceeds were used for additional working capital.

In May 1996, $700,000 was raised in a private placement of Common Stock to an institutional investor by selling 50,000 shares at $14.00 per share.

NOTE 10. MAJOR CUSTOMERS AND SUPPLIERS

MAJOR CUSTOMER:

Net revenues include sales to one major customer as follows:
                                     1998              1997                1996
--------------------------------------------------------------------------------
REVENUE PERCENTAGE:
     Customer                        28.8%             37.8%               22.1%

As of January 2, 1999, the receivable from this customer on the Company's balance sheet was $208,000.

MAJOR SUPPLIER:

The Company purchases substantially all of its scratch and dent (distressed) appliances from one original equipment manufacturer under a contractual arrangement. Management believes that should this arrangement be terminated other original equipment manufacturers would be available for alternate sources of supply.

NOTE 11. LOSS ON IMPAIRED ASSETS

In June 1998, the Company elected to curtail its appliance shredding operation and intensify its strategic focus on appliance retailing. As a result, the Company recorded a $518,000 loss on impaired equipment. In addition, as discussed in Note 2, the Company also recorded an impairment loss of $55,000 in December 1998 related to withdrawing from an under-performing market.

NOTE 12. SUBSEQUENT EVENT

In February 1999, the Company sold in a private placement 1,030,000 shares of Common Stock at a price of $0.50 per share. The Company paid $31,500 of the proceeds and issued warrants to purchase 83,000 shares of Common Stock at $0.50 per share, subject to adjustment, to an investment banker as a placement fee. The remaining proceeds were used to repay certain indebtedness, to purchase inventory and for other general corporate purposes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            No changes in or disagreements with accountants have occurred within the two-year period ended January 2, 1999, which required reporting on Form 8-K.


                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

            Information regarding directors and executive officers of the Company is set forth under Information Concerning Directors, Nominees and Executive Officers and under Beneficial Ownership Reporting Compliance in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders to be held April 29, 1999, and is incorporated herein by reference.


ITEM 11.    EXECUTIVE COMPENSATION

            Information regarding Executive Compensation set forth under Executive Compensation in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders to be held April 29, 1999, other than the subsections captioned Report of the 1998 Compensation and Benefits Committee and Performance Graph, is incorporated herein by reference.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            Information regarding security ownership of certain beneficial owners and management is set forth under Beneficial Ownership of Common Stock in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders to be held April 29, 1999, and is incorporated herein by reference.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Information regarding certain relationships and related transactions is set forth under Information Concerning Directors, Nominees and Executive Officers in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders to be held April 29, 1999, and is incorporated herein by reference.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)         FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

            1.  FINANCIAL STATEMENTS

                See Index to Financial Statements under Item 8 of this report.

            2.  FINANCIAL STATEMENT SCHEDULES

                To the Board of Directors
                Appliance Recycling Centers of America, Inc.
                Minneapolis, Minnesota

                Our report on the consolidated financial statements of Appliance Recycling Centers of America, Inc. and subsidiaries is included in this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed immediately following. This financial schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

                In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                                   McGLADREY & PULLEN, LLP


                Minneapolis, Minnesota
                February 19, 1999

                Schedule II - Valuation and qualifying accounts

                                              Accounts Receivable     Inventory
                                                        Allowance     Allowance
                ---------------------------------------------------------------
                Balance, December 30, 1995              $      --     $      --
                    Additional allowance                   90,000            --
                    Write-off of accounts receivable       (6,000)           --
                ---------------------------------------------------------------
                Balance, December 28, 1996              $  84,000     $      --
                    Additional allowance                   60,000        20,000
                    Write-off of accounts receivable     (109,000)           --
                ---------------------------------------------------------------
                Balance, January 3, 1998                $  35,000     $  20,000
                    Additional allowance                   50,000        20,000
                    Write-off of accounts receivable      (67,000)           --
                ---------------------------------------------------------------
                BALANCE, JANUARY 2, 1999                $  18,000     $  40,000
                ---------------------------------------------------------------

            3.  EXHIBITS

                See Index to Exhibits in this report.

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

Dated:  March 22, 1999                 APPLIANCE RECYCLING CENTERS OF
                                       AMERICA, INC.
                                       (Registrant)



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

SIGNATURE                  TITLE                                  DATE
---------                  -----                                  ----


/s/  Edward R. Cameron     Chairman of the Board, President and   March 22, 1999
------------------------   Chief Executive Officer
Edward R. Cameron


/s/  Kent S. McCoy         Chief Financial Officer                March 22, 1999
------------------------   (Principal Accounting Officer)
Kent S. McCoy


/s/  George B. Bonniwell   Director                               March 22, 1999
------------------------
George B. Bonniwell


/s/  Duane S. Carlson      Director                               March 22, 1999
------------------------
Duane S. Carlson


/s/  Harry W. Spell        Director                               March 22, 1999
------------------------
Harry W. Spell


/s/  Marvin Goldstein      Director                               March 22, 1999
Marvin Goldstein

                                INDEX TO EXHIBITS

Exhibit
  No.       Description

 +3.1 Restated Articles of Incorporation of Appliance Recycling Centers of America, Inc.

 +3.2       Amended and Restated Bylaws of Appliance Recycling Centers of
            America, Inc.

*10.1 Amended Appliance Recycling Centers of America, Inc. Restated 1989 Stock Option Plan [filed as Exhibit 19.3 to the Company's Form 10-Q for the quarter ended June 30, 1993 (File No. 0-19621) and incorporated herein by reference].

 10.2 Agreement dated December 17, 1992, between Appliance Recycling Centers of America, Inc. and TCF Savings Bank [filed with the Company's Form 8-K, dated December 17, 1992 (File No. 0-19621) and incorporated herein by reference].

 10.3 Agreement dated January 19, 1994, between Appliance Recycling Centers of America, Inc. and Standard Insurance Corporation [filed as Exhibit 10.29 to the Company's Form 10-K for the year ended December 31, 1993 (File No.0-19621) and incorporated herein by reference].

 10.4 Line of credit dated August 30, 1996, between Appliance Recycling Centers of America, Inc. and Spectrum Commercial Services, a division of Lyons Financial Services, Inc. [filed as exhibit 10.15 to the Company's Form 10-Q for the quarter ended September 28, 1996 (File No. 0-19621) and incorporated herein by reference].

 10.5 Amended line of credit dated November 8, 1996, between Appliance Recycling Centers of America, Inc. and Spectrum Commercial Services, a division of Lyons Financial Services, Inc. [filed as exhibit 10.16 to the Company's Form 10-Q for the quarter ended September 28, 1996 (File No. 0-19621) and incorporated herein by reference].

*10.6       1997 Stock Option Plan and Amendment [filed as Exhibits 28.1 and
            28.2 to the Company's Registration Statement on Form S-8 (Registration No. 333-28571) and incorporated herein by reference].

 10.7 Amended line of credit dated February 12, 1998 between Appliance Recycling Centers of America, Inc. and Spectrum Commercial Services, a division of Lyons Financial Services, Inc., Amended Revolving Note and Amended Guarantor Acknowledgements [filed as Exhibit 10.10 to the Company's Form 10-K for year ended January 3, 1998 (File No. 0-19621) and incorporated herein by reference].

 10.8 Agreement dated February 13, 1998 between Western Bank and Appliance Recycling Centers of America, Inc. [filed as Exhibit 10.11 to the Company's Form 10-K for the year ended January 3, 1998 (File No 0-19621) and incorporated herein by reference].

*10.9 Amendment, effective April 24, 1997, to 1989 Stock Option Plan [filed as Exhibit 28.2 to the Company's Post-Effective Amendment No. 1 (June 5, 1997) to Registration Statement on Form S-8 (Registration No. 33-68890) and incorporated herein by reference].

 10.10 Reverse Logistics Master Service Agreement between Whirlpool Corporation and Appliance Recycling Centers of America, Inc. [filed as Exhibit 10 to the Company's Form 10-Q for the quarter ended July 4, 1998 (File No. 0-19621) and incorporated herein by reference].

 10.11 Loan Agreement between Medallion Capital, Inc. and Appliance Recycling Centers of America, Inc. dated September 10, 1998 [filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended October 3, 1998 (File No. 0-19621) and incorporated herein by reference].

 10.12 Promissory note of the Company to Medallion Capital, Inc. in the principal amount of $3,500,000 due September 30, 2005 [filed as
            Exhibit 10.2 to the Company's Form 10-Q for the quarter ended October 3, 1998 (File No. 0-19621) and incorporated herein by reference].

 10.13 Security Agreement of the Company [filed as Exhibit 10.3 to the Company's Form 10-Q for the quarter ended October 3, 1998 (File No. 0-19621) and incorporated herein by reference].

+10.14 Warrant of the Company in favor of Medallion Capital, Inc. for 700,000 shares of the Company's Stock [corrected copy].

+10.15 Amendment to the line of credit dated September 10, 1998 between Appliance Recycling Centers of America, Inc. and Spectrum Commercial Services, a division of Lyons Financial Services, Inc., Amendment to General Credit and Security Agreement and Amended Guarantor Acknowledgement.

+10.16 Amendment to the line of credit dated September 17, 1998 between Appliance Recycling Centers of America, Inc. and Spectrum Commercial Services, a division of Lyons Financial Services, Inc., Amendment to General Credit and Security Agreement, Amended Guarantor Acknowledgement and Amended and Restated Revolving Note.

+ 21.1      Subsidiaries of Appliance Recycling Centers of America, Inc.

+ 23.1      Consent of McGladrey & Pullen, LLP, Independent Public Accountants.

+ 27.0      Financial Data Schedule.

------------------
* Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(a)3 of this Form 10-K.
+   Filed herewith.