Form 10-Q
period 1999-04-03
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 1999-05-18
CIK 862861

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 3, 1999

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

                          YES _X_               NO ___

As of May 14, 1999, the number of shares outstanding of the registrant's no par value Common Stock was 2,266,744 shares.

                  APPLIANCE RECYCLING CENTERS of AMERICA, INC.


                                      INDEX


PART I.        FINANCIAL INFORMATION


      Item 1:  Financial Statements:

                     Consolidated Balance Sheets as of
                     April 3, 1999 and January 2, 1999

                     Consolidated Statements of Operations for the Three Months Ended April 3, 1999 and April 4, 1998

                     Consolidated Statements of Cash Flows for the Three Months Ended April 3, 1999 and April 4, 1998

                     Notes to Consolidated Financial Statements

      Item 2:  Management's Discussion and Analysis
               of Financial Condition and Results of Operations

      Item 3: Quantitative and Qualitative Disclosure about Market Risk [Not Applicable]


PART II.       OTHER INFORMATION

Appliance Recycling Centers of America, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                                 April 3,         January 2,
                                                                                     1999               1999
------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
      Cash and cash equivalents                                              $     98,000       $     14,000
      Accounts receivable, net of allowance of $19,000
           and $18,000, respectively                                              607,000            498,000
      Inventories, net of reserves of $65,000 and $40,000, respectively         1,501,000          1,979,000
      Other current assets                                                        102,000            100,000
------------------------------------------------------------------------------------------------------------
           Total current assets                                              $  2,308,000       $  2,591,000
------------------------------------------------------------------------------------------------------------
Property and Equipment, at cost
      Land                                                                   $  2,103,000       $  2,103,000
      Buildings and improvements                                                3,958,000          3,957,000
      Equipment                                                                 3,439,000          3,597,000
------------------------------------------------------------------------------------------------------------
                                                                             $  9,500,000       $  9,657,000
      Less accumulated depreciation                                             3,804,000          3,876,000
------------------------------------------------------------------------------------------------------------
           Net property and equipment                                        $  5,696,000       $  5,781,000
------------------------------------------------------------------------------------------------------------
Other Assets                                                                 $    302,000       $    319,000
Goodwill, net of amortization of $47,000 and $38,000, respectively                143,000            152,000
------------------------------------------------------------------------------------------------------------
           Total assets                                                      $  8,449,000       $  8,843,000
============================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
      Line of credit                                                         $    946,000       $  1,081,000
      Current maturities of long-term obligations                                  78,000             79,000
      Accounts payable                                                            935,000          1,202,000
      Accrued expenses (Note 2)                                                   643,000            700,000
------------------------------------------------------------------------------------------------------------
           Total current liabilities                                         $  2,602,000       $  3,062,000
Long-Term Obligations, less current maturities                                  4,947,000          4,965,000
------------------------------------------------------------------------------------------------------------
           Total liabilities                                                 $  7,549,000       $  8,027,000
------------------------------------------------------------------------------------------------------------
Shareholders' Equity
      Common stock, no par value; authorized 10,000,000
           shares; issued and outstanding 2,267,000 and
           1,237,000 shares, respectively (Note 3)                           $ 11,339,000       $ 10,857,000
      Accumulated deficit                                                     (10,439,000)       (10,041,000)
------------------------------------------------------------------------------------------------------------
           Total shareholders' equity                                        $    900,000       $    816,000
------------------------------------------------------------------------------------------------------------
           Total liabilities and shareholders' equity                        $  8,449,000       $  8,843,000
============================================================================================================

                 See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                        Three Months Ended
                                                  -----------------------------
                                                     April 3,          April 4,
                                                         1999              1998
-------------------------------------------------------------------------------
Revenues
      Retail                                      $ 1,893,000       $ 1,512,000
      Recycling                                       925,000         1,123,000
-------------------------------------------------------------------------------
      Total revenues                              $ 2,818,000       $ 2,635,000
Cost of Revenues                                    1,898,000         1,995,000
-------------------------------------------------------------------------------
      Gross profit                                $   920,000       $   640,000
Selling, General and Administrative Expenses        1,186,000         1,463,000
-------------------------------------------------------------------------------
      Operating loss                              $  (266,000)      $  (823,000)
Other Income (Expense)
      Other income                                     65,000           233,000
      Interest expense                               (197,000)         (102,000)
-------------------------------------------------------------------------------
      Loss before provision for income taxes      $  (398,000)      $  (692,000)
Provision for (Benefit of) Income Taxes                    --                --
-------------------------------------------------------------------------------
      Net loss                                    $  (398,000)      $  (692,000)

===============================================================================

Basic and Diluted Loss per Common Share           $     (0.23)      $     (0.61)

===============================================================================

Weighted Average Number of Common Shares            1,769,000         1,137,000

===============================================================================


                 See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                       Three Months Ended
                                                                                   -------------------------
                                                                                    April 3,        April 4,
                                                                                        1999            1998
------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
      Net loss                                                                     $(398,000)      $(692,000)
      Adjustments to reconcile net loss to net
           cash used in operating activities:
      Depreciation and amortization                                                  104,000         220,000
      Accretion of long-term debt discount                                             8,000              --
      Gain on sale of equipment                                                      (50,000)       (204,000)
      Change in current assets and liabilities:
           (Increase) decrease in:
                Accounts receivable                                                 (109,000)        136,000
                Inventories                                                          478,000        (205,000)
                Other current assets                                                  (2,000)        (15,000)
           Increase (decrease) in:
                Accounts payable                                                    (267,000)        252,000
                Accrued expenses                                                     (57,000)         29,000
------------------------------------------------------------------------------------------------------------
                     Net cash used in operating activities                         $(293,000)      $(479,000)
------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
      Purchases of property and equipment                                          $  (1,000)      $(221,000)
      Proceeds from disposal of property and equipment                                58,000         209,000
------------------------------------------------------------------------------------------------------------
                     Net cash used provided by (used in) investing activities      $  57,000       $ (12,000)
------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
      Increase (decrease) in line of credit                                        $(135,000)      $ 413,000
      Proceeds from long-term debt obligations                                            --         250,000
      Net proceeds from issuance of Common Stock and warrants                        482,000              --
      Payments on long-term obligations                                              (27,000)        (58,000)
------------------------------------------------------------------------------------------------------------
                     Net cash provided by financing activities                     $ 320,000       $ 605,000
------------------------------------------------------------------------------------------------------------
      Increase in cash and cash equivalents                                        $  84,000       $ 114,000
Cash and Cash Equivalents
      Beginning                                                                       14,000          13,000
------------------------------------------------------------------------------------------------------------
      Ending                                                                       $  98,000       $ 127,000
============================================================================================================
Supplemental Disclosures of Cash Flow Information
      Cash payments for interest                                                   $ 164,000       $  83,000
============================================================================================================

                 See Notes to Consolidated Financial Statements

Appliance Recycling Centers of America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1. Financial Statements - In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company and its subsidiaries as of April 3, 1999 and the results of operations and its cash flows for the three-month periods ended April 3, 1999 and April 4, 1998. The results of operations for any interim period are not necessarily indicative of the results for the year. These interim consolidated financial statements should be read in conjunction with the Company's annual financial statements and related notes in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999.

      Certain information and footnote disclosures included in the consolidated financial statements in accordance with generally accepted accounting principles have been condensed or omitted.

2.    Accrued Expenses
      Accrued expenses were as follows:
                                           April 3,     January 2,
                                               1999           1999
                                          ---------      ---------
            Compensation                  $ 155,000      $ 139,000
            Warranty                        171,000        157,000
            Lease contingencies
              and closing costs              64,000        124,000
            Other                           253,000        280,000
                                          ---------      ---------
                                          $ 643,000      $ 700,000
                                          =========      =========

3. Sale of Common Stock - In February 1999, the Company sold in a private placement 1,030,000 shares of Common Stock at a price of $0.50 per share. The Company paid $31,500 of the proceeds and issued warrants to purchase 83,000 shares of Common Stock at $0.50 per share, subject to adjustment, to an investment banker as a placement fee. The remaining proceeds were used to repay certain indebtedness, to purchase inventory and for other general corporate purposes. The warrants are valued at $27,800 using the Black-Scholes option-pricing method and are recorded in equity.

4. Revenue Recognition - In prior reports, the Company had separately reported byproduct revenues which now is included in recycling revenues.

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

RESULTS OF OPERATIONS

      The Company generates revenues from two sources: retail and recycling. Retail revenues are sales of appliances, warranty and service revenue and delivery fees. Recycling revenues are fees charged for the disposal of appliances and sales of scrap metal and reclaimed chlorofluorocarbons ("CFC's") generated from processed appliances. In prior reports, the Company had separately reported byproduct revenues, which now is included in recycling revenues.

      Total revenues for the three months ended April 3, 1999 were $2,818,000 compared to $2,635,000 for the three months ended April 4, 1998, an increase of 7%, mainly as a result of an increase in retail revenues. Retail revenues for the three months ended April 3, 1999 were $1,893,000, compared to $1,512,000 for the three months ended April 4, 1998, an increase of 25%. Same-store retail sales increased 97% (a sales comparison of seven stores that were open the entire first three months of both 1999 and 1998). The increase in retail sales was primarily due to increased sales of Whirlpool products offset by a decrease in reconditioned products. Currently, the Company has eight retail locations. The Company plans to close three to four of its smaller stores and consolidate the sales into its existing stores. The Company does not plan to expand its retail business into new geographic markets at this time. The Company experiences seasonal fluctuations and expects retail sales to be higher in the second and third calendar quarters than in the first and fourth calendar quarters, reflecting consumer purchasing cycles.

      Recycling revenues decreased to $925,000 in the three months ended April 3, 1999 from $1,123,000 in the same period of 1998, a decrease of 18%. The decrease in recycling revenues was primarily due to the decrease of $181,000 in the sales of scrap metal and a slight decrease in refrigerator recycling volumes related to the contract with Southern California Edison Company ("Edison"). The decrease in the sales of scrap metal was primarily due to a decrease in scrap metal prices. The recycling volumes from the Edison contract decreased slightly in the first quarter of 1999 compared to the previous year due to the absence of a contract in the first quarter of 1999. In April 1999, the Company signed a contract with Edison to continue its refrigerator recycling program through December 30, 1999. Unlike the previous contracts, the contract for 1999 does not provide for a minimum number of refrigerators to be recycled. The contract is expected to generate higher recycling volumes in 1999 compared to 1998. Advertising by Edison under the new contract did not begin until April 1999 compared to late March 1998 for the previous year. The timing and amount of revenues will be dependent on advertising by Edison.

      Gross profit as a percentage of total revenues increased to 32.6% for the three months ended April 3, 1999 from 24.3% for the three months ended April 4, 1998. The increase was primarily due to discontinuing unprofitable programs.

      Gross profit as a percentage of total revenues for future periods can be affected favorably or unfavorably by numerous factors, including the volume of appliances recycled from the Edison contract, the mix of retail product sold during the period and the price and volume of byproduct revenues. The Company believes that gross profit as a percentage of total revenues will improve in the second quarter due to anticipated higher recycling revenues from the Edison contract without a corresponding increase in expenses.

      Selling, general and administrative expenses for the three months ended April 3, 1999 decreased by $277,000 or 18.9% from the same period in 1998. Selling expenses for the three months ended April 3, 1999 decreased by $2,000 or .5% from the same period in 1998. General and administrative expenses for the three months ended April 3, 1999 decreased by $275,000 or 26.6% from the same period in 1998. The decrease in general and administrative expense was primarily due to a decrease in personnel costs as a result of an aggressive overhead reduction program.

      Interest expense was $197,000 for the three months ended April 3, 1999 compared to $102,000 for the same period in 1998. The increase was due to a higher average borrowed amount in the three months ended April 3, 1999 than in the same period in 1998.

      The Company recorded no benefit for income taxes for the three months ended April 3, 1999 due to the uncertainty of realization of the net operating loss carryforwards. The net operating loss carryforwards total approximately $8,512,000 and expire in the years 2011 through 2013. At April 3, 1999, the Company had a valuation allowance recorded against its net deferred tax assets of approximately $4,349,000, due to uncertainty of realization. The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to become available to reduce taxable income.

      The Company recorded a net loss of $398,000 for the three months ended April 3, 1999 compared to a net loss of $692,000 in the same period of 1998. The decrease in the loss was primarily due to higher retail sales and lower selling, general and administrative expenses offset by lower recycling revenues and higher interest expense.

LIQUIDITY AND CAPITAL RESOURCES

      At April 3, 1999, the Company had a working capital deficit of $294,000 compared to a working capital deficit of $471,000 at January 2, 1999. Cash and cash equivalents increased to $98,000 at April 3, 1999 from $14,000 at January 2, 1999. Net cash used in operating activities was $293,000 for the three months ended April 3, 1999 compared to $479,000 in the same period of 1998. The decrease in cash used in operating activities was primarily due to a decrease in the net loss and inventory offset by an increase in accounts receivable and a decrease in accounts payable.

      The Company's capital expenditures for the three months ended April 3, 1999 and April 4, 1998 were approximately $1,000 and $221,000, respectively. The 1999 and 1998 capital expenditures were primarily related to building improvements.

      As of April 3, 1999, the Company had a $2.0 million line of credit with a lender. The interest rate on the line as of April 3, 1999 was 12.75%. The amount of borrowings available under the line of credit is based on a formula using receivables and inventories. The line of credit has a stated maturity date of August 30, 1999, and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time. The line of credit is secured by substantially all the Company's assets, is guaranteed by the President of the Company and requires minimum monthly interest payments of $5,625 regardless of the outstanding principal balance. The Lender also has an inventory repurchase agreement with Whirlpool Corporation that secures the line of credit. The line requires that the Company meet certain financial covenants, provides payment penalties for noncompliance, limits the amount of other debt the Company can incur, limits the amount of spending on fixed assets and limits payments of dividends. At April 3, 1999, the Company was in compliance with such covenants and had unused borrowing capacity of $89,000.

      In February 1999, the Company sold in a private placement 1,030,000 shares of Common Stock at a price of $0.50 per share. The Company paid $31,500 of the proceeds and issued warrants to purchase 83,000 shares of Common Stock at $0.50 per share, subject to adjustment, to an investment banker as a placement fee. The remaining proceeds were used to repay certain indebtedness, to purchase inventory and for other general corporate purposes. The warrants are valued at $27,800 using the Black-Scholes option-pricing method and are recorded in equity.

      In April 1999, the Company signed a contract with Edison to continue its refrigerator recycling program through December 30, 1999. Unlike the previous contracts, the contract for 1999 does not provide for a minimum number of refrigerators to be recycled. The contract is expected to generate higher recycling volumes in 1999 compared to 1998. The timing and amount of revenues will be dependent on advertising by Edison.

      The Company believes, based on the anticipated revenues from the Edison contract, anticipated sales per retail store and its anticipated increased gross profit, that its cash balance, anticipated funds generated from operations and its current line of credit if renewed in August 1999, will be sufficient to finance its operations and capital expenditures through December 1999. The Company's total capital requirements will depend, among other things as discussed below, the recycling volumes generated from the Edison program in 1999 and the number and size of retail stores operating during the fiscal year. Currently, the Company has three centers and eight stores in operation. If revenues are lower than anticipated or expenses are higher than anticipated or the line of credit cannot be maintained, the Company may require additional capital to finance operations. Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (common or preferred stock) or other securities. There can be no assurance that such additional sources of financing will be available or available on terms satisfactory to the Company or permitted by the Company's current lender.

YEAR 2000

      Based on a recent assessment of the Year 2000 issue, the Company determined that it will be required to modify or replace significant portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company believes that with the planned modifications to existing software and conversions to new software, the Year 2000 issue will not have a material adverse impact on the Company's operations. However, if such modifications and conversions are not made, or are not completed in a timely manner, the Year 2000 issue could have a material impact on the operations of the Company. The Company has determined it has no exposure to contingencies related to the Year 2000 issue for products it has sold.

      The Company will utilize both internal and external resources to replace and test the software for Year 2000 modifications. The Company plans to complete its Year 2000 project no later than September 30, 1999. The costs of the project are expected to be funded through operating cash flows. A portion of the costs will be used to purchase new software, which will be capitalized. The remaining portion of the costs will be expensed as incurred over the course of the project. The overall cost of the project is expected to be approximately $260,000. To date, the Company has incurred and expensed approximately $36,000 related to the assessment of, and preliminary efforts in connection with, its Year 2000 project and development of a remediation plan. The Company's cost and estimates to complete the Year 2000 project include the cost of modifications to existing software, the acquisition of new software and the estimated costs and time associated with assessing the impact on the Company of third parties' Year 2000 issue. All such estimates are based on presently available information.

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

      At this time, the Company believes that its most likely worst case scenario is that the Company could experience delays in receipt of inventory and/or key customers could experience a delay in accounts receivable payments to the Company. In the event that either of these scenarios occur, management believes that it would not have a long-term material adverse effect on the Company's financial condition and results of operations.

      The Company does intend to prepare contingency plans so that the Company's critical business processes can be expected to continue to function on January 1, 2000 and beyond. These plans are intended to mitigate both internal risks as well as potential risks in the supply chain of the Company's suppliers and customers, and will likely include identifying and securing alternative supplies of inventory and sources of financing. The Company intends to begin working on a contingency plan in the second quarter of 1999 and to have it substantially finalized by September 1999.

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

FORWARD-LOOKING STATEMENTS

      Statements regarding the Company's future operations, performance and results, and anticipated liquidity discussed herein are forward-looking and therefore are subject to certain risks and uncertainties, including those discussed herein. In addition, any forward-looking information regarding the operations of the Company will be affected by the ability of Edison to deliver units under its contract with the Company, the timing of such delivery and the timing of advertising by Edison for the program. Additionally, forward-looking information will also be affected by the ability of individual stores to meet planned revenue levels, the speed at which individual retail stores reach profitability, costs and expenses being realized at higher than expected levels, the continued ability to purchase product from Whirlpool at acceptable prices, the Company's ability to secure an adequate supply of used appliances for resale and the continued availability of the Company's current line of credit.

PART II.   OTHER INFORMATION
--------------------------------------------------------------------------------


ITEM 1  -   LEGAL PROCEEDINGS

            The Company and its subsidiaries are involved in various legal proceedings arising in the normal course of business, none of which is expected to result in any material loss to the Company or any of its subsidiars.

ITEM 2  -   CHANGES IN SECURITIES AND USE OF PROCEEDS

            On February 16, 1999, the Company sold in a private placement to accredited investors 1,030,000 shares of Common Stock at a price of $0.50 per share. The sale was exempt from registration under Section 4(2) of the Securities Act. The sale represented approximately 45% of Common Stock outstanding after such sale. The Company paid $31,500 of the proceeds and issued warrants to purchase 83,000 shares of Common Stock at $0.50 per share, subject to adjustment, to Aethlon Capital LLC as a placement fee. The warrants expire February 16, 2004. The remaining proceeds were used to repay certain indebtedness, to purchase inventory and for other general corporate purposes. This issuance of stock also triggered the resetting of the exercise price of 700 warrants to purchase stock held by Medallion Capital, Inc. (one of the Company's lenders) from $2.50 per share to $0.60 per share.

ITEM 3  -   DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4  -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            On April 29, 1999, the Company held its Annual Meeting of Shareholders. At the meeting, Edward R. Cameron, Duane S. Carlson, Harry W. Spell, Marvin Goldstein and George B. Bonniwell were elected as directors for 1999. The shareholders also approved Amendments to the Restated 1997 Stock Option Plan to authorize an additional 100,000 shares of Common Stock and ratified the appointment of McGladrey & Pullen, LLP as independent auditors for the fiscal year ending January 1, 2000.

ITEM 5  -   OTHER INFORMATION - None

ITEM 6  -   EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibit No. 10.17 - Agreement dated March 19, 1999 between Southern California Edison Company and Appliance Recycling Centers of America, Inc.

            Exhibit No. 27 - Financial Data Schedule

      (b) The Company did not file any reports on Form 8-K during the three months ended April 3, 1999.

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



                                    Appliance Recycling Centers of America, Inc.
                                    --------------------------------------------
                                    Registrant





Date:  May 14, 1999                 /s/ Edward R. Cameron
                                    --------------------------------------------
                                    Edward R. Cameron
                                    President




Date:  May 14, 1999                 /s/ Kent S. McCoy
                                    --------------------------------------------
                                    Kent S. McCoy
                                    Chief Financial Officer