Form 10-Q
period 1999-07-03
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 1999-08-17
CIK 862861

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 3, 1999

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

              YES _X_                                     NO

As of August 13, 1999, the number of shares outstanding of the registrant's no par value common stock was 2,266,744 shares.

                  APPLIANCE RECYCLING CENTERS OF AMERICA, INC.



                                      INDEX




PART I.    FINANCIAL INFORMATION

  Item 1:  Financial Statements:

           Consolidated Balance Sheets as of
           July 3, 1999 and January 2, 1999

           Consolidated Statements of Operations for the Three and Six Months Ended July 3, 1999 and July 4, 1998

           Consolidated Statements of Cash Flows for the
           Six Months Ended July 3, 1999 and July 4, 1998

           Notes to Consolidated Financial Statements

  Item 2:  Management's Discussion and Analysis
           of Financial Condition and Results of Operations

  Item 3: Quantitative and Qualitative Disclosure about Market Risk [Not Applicable]

PART II.   OTHER INFORMATION

Appliance Recycling Centers of America, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                               July 3,         January 2,
                                                                                1999             1999
---------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
      Cash and cash equivalents                                             $    206,000     $     14,000
      Accounts receivable, net of allowance of $27,000
           and $18,000, respectively                                           1,128,000          498,000
      Inventories, net of reserves of $115,000 and $40,000, respectively       1,351,000        1,979,000
      Other current assets                                                       143,000          100,000
---------------------------------------------------------------------------------------------------------
           Total current assets                                             $  2,828,000     $  2,591,000
---------------------------------------------------------------------------------------------------------
Property and Equipment, at cost
      Land                                                                  $  2,103,000     $  2,103,000
      Buildings and improvements                                               3,979,000        3,957,000
      Equipment                                                                3,437,000        3,597,000
---------------------------------------------------------------------------------------------------------
                                                                            $  9,519,000     $  9,657,000
      Less accumulated depreciation                                            3,856,000        3,876,000
---------------------------------------------------------------------------------------------------------
           Net property and equipment                                       $  5,663,000     $  5,781,000
---------------------------------------------------------------------------------------------------------
Other Assets                                                                $    286,000     $    319,000
Goodwill, net of amortization of $57,000 and $38,000, respectively               133,000          152,000
---------------------------------------------------------------------------------------------------------
           Total assets                                                     $  8,910,000     $  8,843,000
---------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
      Line of credit                                                        $  1,070,000     $  1,081,000
      Current maturities of long-term obligations                                 77,000           79,000
      Accounts payable                                                         1,123,000        1,202,000
      Accrued expenses (Note 2)                                                  568,000          700,000
---------------------------------------------------------------------------------------------------------
           Total current liabilities                                        $  2,838,000     $  3,062,000
Long-Term Obligations, less current maturities                                 4,928,000        4,965,000
---------------------------------------------------------------------------------------------------------
           Total liabilities                                                $  7,766,000     $  8,027,000
---------------------------------------------------------------------------------------------------------
Shareholders' Equity
      Common stock, no par value; authorized 10,000,000
           shares; issued and outstanding 2,267,000
           and 1,237,000 shares, respectively (Note 4)                      $ 11,333,000     $ 10,857,000
      Accumulated deficit                                                    (10,189,000)     (10,041,000)
---------------------------------------------------------------------------------------------------------
           Total shareholders' equity                                       $  1,144,000     $    816,000
---------------------------------------------------------------------------------------------------------
           Total liabilities and shareholders' equity                       $  8,910,000     $  8,843,000
=========================================================================================================

                 See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                              Three Months Ended               Six Months Ended
                                                            July 3,         July 4,         July 3,         July 4,
                                                             1999            1998            1999            1998
--------------------------------------------------------------------------------------------------------------------
Revenues
      Retail                                             $ 2,111,000     $ 1,956,000     $ 4,004,000     $ 3,468,000
      Recycling (Note 3)                                   1,942,000       1,634,000       2,867,000       2,757,000
--------------------------------------------------------------------------------------------------------------------
      Total revenues                                     $ 4,053,000     $ 3,590,000     $ 6,871,000     $ 6,225,000
Cost of Revenues                                           2,305,000       2,420,000       4,203,000       4,416,000
--------------------------------------------------------------------------------------------------------------------
      Gross profit                                       $ 1,748,000     $ 1,170,000     $ 2,668,000     $ 1,809,000
Selling, General and Administrative Expenses               1,345,000       1,507,000       2,531,000       2,965,000
Loss on Impaired Assets (Note 5)                                  --         518,000              --         518,000
--------------------------------------------------------------------------------------------------------------------
      Operating income (loss)                            $   403,000     $  (855,000)    $   137,000     $(1,674,000)
Other Income (Expense)
      Other income                                            44,000          42,000         109,000         269,000
      Interest income                                             --              --              --           1,000
      Interest expense                                      (196,000)       (129,000)       (393,000)       (230,000)
--------------------------------------------------------------------------------------------------------------------
      Income (loss) before provision for income taxes    $   251,000     $  (942,000)    $  (147,000)    $(1,634,000)
Provision for (Benefit of) Income Taxes                           --              --              --              --
--------------------------------------------------------------------------------------------------------------------
      Net income (loss)                                  $   251,000     $  (942,000)    $  (147,000)    $(1,634,000)
====================================================================================================================
Basic and Diluted Earnings (Loss) per
      Common Share                                       $      0.11     $     (0.79)    $     (0.07)    $     (1.41)
====================================================================================================================
Basic and Diluted Weighted Average Number of
      Common Shares                                        2,267,000       1,188,000       2,018,000       1,163,000
====================================================================================================================

                See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                               Six Months Ended
                                                                            July 3,         July 4,
                                                                             1999            1998
----------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
      Net loss                                                           $  (147,000)    $(1,634,000)
      Adjustments to reconcile net loss to net
            cash used in operating activities:
      Depreciation and amortization                                          204,000         438,000
      Accretion of long-term debt discount                                    16,000              --
      Loss on impaired assets                                                     --         518,000
      Gain on sale of equipment                                              (52,000)       (232,000)
      Change in assets and liabilities:
      (Increase) decrease in:
            Receivables                                                     (630,000)          9,000
            Inventories                                                      628,000        (607,000)
            Other current assets                                             (43,000)        (21,000)
      Increase (decrease) in:
            Accounts payable                                                 (79,000)        403,000
            Accrued expenses                                                (132,000)        (79,000)
----------------------------------------------------------------------------------------------------
                  Net cash used in operating activities                  $  (235,000)    $(1,205,000)
----------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
      Purchase of property and equipment                                 $   (48,000)    $  (273,000)
      Proceeds from disposal of property and equipment                        66,000         237,000
----------------------------------------------------------------------------------------------------
                  Net cash provided by (used in) investing activities    $    18,000     $   (36,000)
----------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
      Increase (decrease) in line of credit                              $   (11,000)    $   946,000
      Payments on long-term obligations                                      (56,000)        (86,000)
      Proceeds from sale of common stock                                     476,000         200,000
      Proceeds from long-term debt obligations                                    --         250,000
----------------------------------------------------------------------------------------------------
                  Net cash provided by financing activities              $   409,000     $ 1,310,000
----------------------------------------------------------------------------------------------------
      Increase in cash and cash equivalents                              $   192,000     $    69,000
Cash and Cash Equivalents
      Beginning                                                               14,000          13,000
----------------------------------------------------------------------------------------------------
      Ending                                                             $   206,000     $    82,000
----------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
            Cash payments for interest                                   $   279,000     $   216,000

====================================================================================================

See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.         Financial Statements
           In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company and its subsidiaries as of July 3, 1999, and the results of operations for the three-month and six-month periods ended July 3, 1999 and July 4, 1998 and its cash flows for the six-month periods ended July 3, 1999 and July 4, 1998. The results of operations for any interim period are not necessarily indicative of the results for the year. These interim consolidated financial statements should be read in conjunction with the Company's annual financial statements and related notes in the Company's Annual Report on Form 10-K for the year ended January 2, 1999.

2.         Accrued Expenses
           Accrued expenses were as follows:
                                     July 3,          January 2,
                                        1999                1999
                                  ----------         -----------
               Compensation       $  126,000         $   139,000
               Warranty              121,000             157,000
               Other                 321,000             404,000
                                  ----------         -----------
                                  $  568,000         $   700,000
                                  ==========         ===========

3.         Revenue Classification
           In prior reports, the Company had separately reported byproduct revenues which now are included in recycling revenues.

4.         Sale of Common Stock
           In February 1999, the Company sold in a private placement 1,030,000 shares of Common Stock at a price of $0.50 per share. The Company paid $31,500 of the proceeds and issued warrants to purchase 83,000 shares of Common Stock at $0.50 per share, subject to adjustment, to an investment banker as a placement fee. The remaining proceeds were used to repay certain indebtedness, to purchase inventory and for other general corporate purposes. The warrants are valued at $27,800 using the Black-Scholes option-pricing method and are recorded in equity.

5.         Loss On Impaired Assets
           During the three months ended July 4, 1998, the Company elected to curtail its appliance shredding operation and intensify its strategic focus on appliance retailing. As a result, the Company recorded $518,000 as a loss on impaired assets.

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

RESULTS OF OPERATIONS

           The Company generates revenues from two sources: retail appliance sales and appliance recycling. Retail revenues are sales of appliances, warranty and service revenue and delivery fees. Recycling revenues are fees charged for the disposal of appliances and sales of scrap metal and reclaimed chlorofluorocarbons (CFCs) generated from processed appliances. In prior reports, the Company had separately reported byproduct revenues, which now are included in recycling revenues.

           Total revenues for the three and six months ended July 3, 1999 were $4,053,000 and $6,871,000, respectively, compared to $3,590,000 and
           $6,225,000 for the same periods in the prior year.

           Retail sales accounted for approximately 52% of revenues in the second quarter of 1999. Retail revenues for the three and six months ended July 3, 1999 increased by $155,000 or 8% and $536,000 or 15%, respectively, from the same periods in the prior year. Second quarter same-store retail sales increased 70% (a sales comparison of 7 stores that were open the entire second quarters of 1999 and 1998.) The increase in retail sales was primarily due to increased advertising and an increase in inventory per location, partially offset by a decrease in sales of reconditioned appliances.

           Currently, the Company has seven retail locations compared to 14 retail locations at the end of last year's second quarter. The Company plans to close two to three of its smaller stores and consolidate the sales into its existing stores. The Company plans to increase sales per store and increase sales in its existing markets. The Company does not plan to expand its retail business into new geographic markets at this time. The Company experiences seasonal fluctuations and expects retail sales to be higher in the second and third calendar quarters than in the first and fourth calendar quarters, reflecting consumer purchasing cycles.

           Recycling revenues for the three and six months ended July 3, 1999 increased by $308,000 or 19% and $110,000 or 4%, respectively, from the same periods in the prior year. The increase in recycling revenues was primarily due to an increase in refrigerator recycling volumes related to the contract with Southern California Edison Company ("Edison") partially offset by a decrease in the sales of scrap metal. The decrease in the sales of scrap metal was primarily due to a decrease in scrap metal prices. In April 1999, the Company signed a contract with Edison to continue its refrigerator recycling program through December 30, 1999. Unlike the previous contracts, the contract for 1999 does not provide for a minimum number of refrigerators to be recycled. However, the contract is expected to generate higher recycling volumes in 1999 compared to 1998. The timing and amount of revenues will be dependent on advertising by Edison.

           Gross profit as a percentage of total revenues for the three and six months ended July 3, 1999 increased to 43% and 39%, respectively, from 33% and 29%, respectively, for the three and six months ended July 4, 1998. The increases were primarily due to improved purchase price and mix of inventory for retail sales, higher recycling revenues from the Edison contract without a corresponding increase in expenses and discontinuing unprofitable programs. Gross profit as a percentage of total revenues for future periods can be affected favorably or unfavorably by numerous factors, including the volume of appliances recycled from the Edison contract, the mix of retail product sold during the period and the price and volume of byproduct revenues. The Company believes that gross profit as a percentage of total revenues will improve in the third quarter due to an anticipated higher recycling revenues from the Edison contract without a corresponding increase in expenses.

           Selling, general and administrative expenses for the three and six months ended July 3, 1999 decreased by $162,000 or 11% and $434,000 or 15%, respectively, from the same periods in 1998. Selling expenses for the three and six months ended July 3, 1999 decreased by $48,000 or 9% and $50,000 or 5%, respectively, from the same periods in 1998. The decrease in selling expenses was primarily due to operating fewer retail stores during the first six months of 1999 compared to 1998 partially offset by an increase in advertising during the first six months of 1999 compared to 1998. General and administrative expenses for the three and six months ended July 3, 1999 decreased by $114,000 or 12% and $384,000 or 19%, respectively, from the same periods in 1998. The decrease in general and administrative expenses was primarily due to a decrease in personnel costs as a result of an expense reduction program implemented in the first quarter of 1999.

           The Company took a one-time charge of $518,000 during the three months ended July 4, 1998 related to a loss on impaired assets associated with the Company's decision to curtail the appliance shredding operation of its recycling business related primarily to the Company's Minneapolis center.

           Interest expense was $196,000 for the three months and $393,000 for the six months ended July 3, 1999 compared to $129,000 and $230,000 for the same periods in 1998. The increase in interest expense was due to a higher average borrowed amount for the three and six months ended July 3, 1999 than in the same periods in 1998.

           The Company recorded no provision for or benefit of income taxes for the six months ended July 3, 1999 due to the uncertainty of realization of the net operating loss carryforwards. The net operating loss carryforwards total approximately $8,512,000 and expire in the years 2011 through 2013. At July 3, 1999, the Company had a valuation allowance recorded against all of its net deferred tax assets of approximately $4,349,000, due to uncertainty of realization. The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to become available to reduce taxable income.

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

           The Company recorded net income of $251,000 or $.11 per basic and diluted share for the three months and a net loss of $147,000 or ($.07) per basic and diluted share for the six months ended July 3, 1999 compared to net losses of $942,000 or ($.79) per basic and diluted share and $1,634,000 or ($1.41) per basic and diluted share in the same periods of 1998. The increase in income was primarily due to improvement in the gross margin as a percentage of total revenues and lower selling, general and administrative expenses offset by higher interest expense.

LIQUIDITY AND CAPITAL RESOURCES

           At July 3, 1999, the Company had a working capital deficit of $10,000 compared to a working capital deficit of $471,000 at January 2, 1999. Cash and cash equivalents increased to $206,000 at July 3, 1999 from $14,000 at January 2, 1999. Net cash used in operating activities was $235,000 for the six months ended July 3, 1999 compared to $1,205,000 in the same period of 1998. The decrease in cash used in operating activities was primarily due to a decrease in the net loss for the period (net of noncash loss on impaired assets) plus an increase in accounts receivable and partially offset by an increase in accounts payable and a decrease in inventories.

           The Company's capital expenditures for the six months ended July 3, 1999 and July 4, 1998 were approximately $48,000 and $273,000, respectively. The 1999 capital expenditures were related to building improvements and the purchase of computer equipment. The 1998 capital expenditures were primarily related to building improvements.

           The Company has a $2.0 million line of credit with a lender. The interest rate as of July 3, 1999 was 13%. The amount of borrowings available under the line of credit is based on a formula using receivables and inventories. The line of credit has been renewed through August 30, 2000 on the same terms as the loan currently in place. The line of credit provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time. The line of credit is secured by substantially all the Company's assets, is guaranteed by the President of the Company, and requires minimum monthly interest payments of $5,625 regardless of the outstanding principal balance. The Lender also has an inventory repurchase agreement with Whirlpool Corporation that secures the line of credit. The line also requires that the Company meet certain financial covenants, provides payment penalties for noncompliance, limits the amount of other debt the Company can incur, limits the amount of spending on fixed assets and limits payments of dividends. At July 3, 1999, the Company was in compliance with such covenants and had unused borrowing capacity of $300,000.

           In April 1999, the Company signed a contract with Edison to continue its refrigerator recycling program through December 30, 1999. Unlike the previous contracts, the contract for 1999 does not provide for a minimum number of refrigerators to be recycled. However, the contract is expected to generate higher recycling volumes in 1999 compared to 1998. The timing and amount of revenues will be dependent on advertising by Edison.

           The Company believes, based on the anticipated revenues from the Edison contract, the anticipated sales per retail store and its anticipated increased in gross profit, that its cash balance, anticipated funds generated from operations and its current line of credit will be sufficient to finance its operations and capital expenditures through December 1999. The Company's total capital requirements will depend upon, among other things as discussed below, the recycling volumes generated from the Edison program in 1999 and the number and size of retail stores operating during the fiscal year. Currently, the Company has three centers and seven stores in operation. If revenues are lower than anticipated or expenses are higher than anticipated or the line of credit cannot be maintained, the Company may require additional capital to finance operations. Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (common or preferred stock) or other securities. There can be no assurance that such additional sources of financing will be available or available on terms satisfactory to the Company or permitted by the Company's current lender.

           YEAR 2000

           Based on its assessment of the Year 2000 issue, the Company determined that it will be required to modify or replace significant portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company believes that with the planned modifications to existing software and conversions to new software, the Year 2000 issue will not have a material adverse impact on the Company's operations. However, if such modifications and conversions are not made, or are not completed in a timely manner, the Year 2000 issue could have a material impact on the operations of the Company. The Company has determined it has no exposure to contingencies related to the Year 2000 issue for products it has sold.

           The Company will utilize both internal and external resources to replace and test the software for Year 2000 modifications. The Company plans to complete its Year 2000 project no later than November 15, 1999. The costs of the project are expected to be funded through operating cash flows. A portion of the costs will be used to purchase new software, which will be capitalized. The remaining portion of the costs will be expensed as incurred over the course of the project. The overall cost of the project is expected to be approximately $260,000. To date, the Company has incurred and expensed approximately $102,000 related to the assessment of, and preliminary efforts in connection with, its Year 2000 project and development of a remediation plan. The Company's cost and estimates to complete the Year 2000 project include the cost of modifications to existing software, the acquisition of new software and the estimated costs and time associated with assessing the impact on the Company of third parties' Year 2000 issue. All such estimates are based on presently available information.

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

           At this time, the Company believes that its most likely worst case scenario is that the Company could experience delays in receipt of inventory and/or could experience a delay in payments on accounts receivable from key customers. In the event that either of these scenarios occur, management believes that it would not have a long-term material adverse effect on the Company's financial condition and results of operations.

           The Company does intend to prepare contingency plans so that the Company's critical business processes can be expected to continue to function on January 1, 2000 and beyond. These plans are intended to mitigate both internal risks as well as potential risks in the supply chain of the Company's suppliers and customers, and will likely include identifying and securing alternative supplies of inventory and sources of financing. The Company began working on a contingency plan in the second quarter of 1999 and expects to have it substantially finalized in November 1999.

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

FORWARD-LOOKING STATEMENTS

           Statements regarding the Company's future operations, performance and results, and anticipated liquidity discussed herein are forward-looking and therefore are subject to certain risks and uncertainties, including those discussed herein. In addition, any forward-looking information regarding the operations of the Company will be affected by the ability of Edison to deliver units under its contract with the Company, the timing of such delivery and the timing of advertising by Edison for the program. Additionally, forward-looking information will also be affected by the ability of individual stores to meet planned revenue levels, the speed at which individual retail stores reach profitability, the Company being able to contain overhead expenses or whether costs and expenses are realized at higher than expected levels, the continued ability to purchase product from Whirlpool at acceptable prices, the Company's ability to secure an adequate supply of used appliances for resale and the continued availability of the Company's current line of credit.

PART II.   OTHER INFORMATION


ITEM 1  -  LEGAL PROCEEDINGS

           The Company and its subsidiaries are involved in various legal proceedings arising in the normal course of business, none of which is expected to result in any material loss to the Company or any of its subsidiaries.

ITEM 2  -  CHANGES IN SECURITIES AND USE OF PROCEEDS

           In June 1999, the Company registered on Form S-2 for resale by the holders 1,130,000 shares of Common Stock (approximately 50% of the shares outstanding) which had been previously sold by the Company in private placements. All such shares may now be sold by the holders. The Company will receive no proceeds from such sales. Sales by the holders under this registration could materially affect the market price for the Common Stock.

ITEM 3  -  DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On April 29, 1999 the Annual Meeting of Shareholders of Appliance Recycling Centers of America, Inc. was held to obtain the approval of shareholders of record as of March 19, 1999 in connection with the three matters indicated below. Proxies were mailed to the holders of 2,266,744 shares. Following is a brief description of each matter voted on at the meeting and the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes, as to each matter:

                                                        Vote
                                               ---------------------------------
               Matter                            For          Withhold Authority
               ------                            ---          ------------------
           1.  Election of Directors:
               Edward R. Cameron               1,858,199           20,534
               George B. Bonniwell             1,858,279           20,454
               Duane S. Carlson                1,858,299           20,434
               Harry W. Spell                  1,858,274           20,459
               Marvin Goldstein                1,864,967           13,766

           2. Approval of Amendments to the Restated 1997 Stock Option Plan of the Company to authorize an additional 100,000 shares of Common Stock and revise automatic nondiscretionary grants to nonemployee directors.

                                                Vote
                            --------------------------------------------
                                For      Against    Abstain    Not Voted
                                ---      -------    -------    ---------
                            1,835,593    31,099      2,685       9,356

           3. Ratification of McGladrey & Pullen, LLP as independent public accountants for fiscal year 1999.

                                                Vote
                            --------------------------------------------
                                For      Against    Abstain    Not Voted
                                ---      -------    -------    ---------
                            1,872,593     2,857      3,283         0


ITEM 5  -  OTHER INFORMATION - None

ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K

           (a) (i) Exhibit 10 - Amendments to the Restated 1997 Stock Option Plan of the Company approved by shareholders April 29, 1999.
               (ii) Exhibit No. 27 - Financial Data Schedule

           (b) The Company did not file any reports on Form 8-K during the three months ended July 3, 1999.

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



                                  Appliance Recycling Centers of America, Inc.
                                  --------------------------------------------
                                                  Registrant





Date:  August 13, 1999            /s/ Edward R. Cameron
                                  ------------------------------------------
                                  Edward R. Cameron
                                  President





Date:  August 13, 1999            /s/ Kent S. McCoy
                                  ------------------------------------------
                                  Kent S. McCoy
                                  Chief Financial Officer