Form 10-Q
period 1999-10-02
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 1999-11-16
CIK 862861

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 2, 1999

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

             YES _X_                                   NO ___

As of November 12, 1999, the number of shares outstanding of the registrant's no par value common stock was 2,286,744 shares.

                  APPLIANCE RECYCLING CENTERS of AMERICA, INC.



                                      INDEX




PART I.               FINANCIAL INFORMATION

        Item 1:       Financial Statements:

                      Consolidated Balance Sheets as of
                      October 2, 1999 and January 2, 1999

                      Consolidated Statements of Operations for the Three and Nine Months Ended October 2, 1999 and October 3, 1998

                      Consolidated Statements of Cash Flows for the Nine Months Ended October 2, 1999
                      and October 3, 1998

                      Notes to Consolidated Financial Statements

        Item 2:       Management's Discussion and Analysis
                      of Financial Condition and Results of Operations

        Item 3: Quantitative and Qualitative Disclosure about Market Risk [Not Applicable]

PART II.              OTHER INFORMATION

Appliance Recycling Centers of America, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                                October 2,       January 2,
                                                                                  1999             1999
-----------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
      Cash and cash equivalents                                               $    155,000     $     14,000
      Accounts receivable, net of allowance of $27,000
           and $18,000, respectively                                             1,578,000          498,000
      Inventories, net of reserves of $115,000 and $40,000, respectively         1,614,000        1,979,000
      Other current assets                                                         154,000          100,000
-----------------------------------------------------------------------------------------------------------
           Total current assets                                               $  3,501,000     $  2,591,000
-----------------------------------------------------------------------------------------------------------
Property and Equipment, at cost
      Land                                                                    $  2,103,000     $  2,103,000
      Buildings and improvements                                                 4,043,000        3,957,000
      Equipment                                                                  3,490,000        3,597,000
-----------------------------------------------------------------------------------------------------------
                                                                              $  9,636,000     $  9,657,000
      Less accumulated depreciation                                              3,921,000        3,876,000
-----------------------------------------------------------------------------------------------------------
           Net property and equipment                                         $  5,715,000     $  5,781,000
-----------------------------------------------------------------------------------------------------------
Other Assets                                                                  $    270,000     $    319,000
Goodwill, net of amortization of $67,000 and $38,000, respectively                 123,000          152,000
-----------------------------------------------------------------------------------------------------------
           Total assets                                                       $  9,609,000     $  8,843,000
-----------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
      Line of credit                                                          $  1,133,000     $  1,081,000
      Current maturities of long-term obligations                                  101,000           79,000
      Accounts payable                                                           1,064,000        1,202,000
      Accrued expenses (Note 2)                                                    739,000          700,000
-----------------------------------------------------------------------------------------------------------
           Total current liabilities                                          $  3,037,000     $  3,062,000
Long-Term Obligations, less current maturities                                   4,884,000        4,965,000
-----------------------------------------------------------------------------------------------------------
           Total liabilities                                                  $  7,921,000     $  8,027,000
-----------------------------------------------------------------------------------------------------------
Shareholders' Equity
      Common stock, no par value; authorized 10,000,000 shares; issued and outstanding 2,287,000 shares and 1,237,000 shares,
           respectively (Note 4 and 6)                                        $ 11,345,000     $ 10,857,000
      Accumulated deficit                                                       (9,657,000)     (10,041,000)
-----------------------------------------------------------------------------------------------------------
           Total shareholders' equity                                         $  1,688,000     $    816,000
-----------------------------------------------------------------------------------------------------------
           Total liabilities and shareholders' equity                         $  9,609,000     $  8,843,000
-----------------------------------------------------------------------------------------------------------

                 See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                               Three Months Ended                 Nine Months Ended
                                                         ---------------------------------------------------------------
                                                           October 2,       October 3,       October 2,       October 3,
                                                             1999             1998             1999             1998
------------------------------------------------------------------------------------------------------------------------
Revenues
      Retail                                             $  2,100,000     $  2,170,000     $  6,104,000     $  5,638,000
      Recycling (Note 3)                                    2,589,000        2,084,000        5,456,000        4,841,000
------------------------------------------------------------------------------------------------------------------------
      Total revenues                                     $  4,689,000     $  4,254,000     $ 11,560,000     $ 10,479,000
Cost of Revenues                                            2,429,000        2,529,000        6,632,000        6,944,000
------------------------------------------------------------------------------------------------------------------------
      Gross profit                                       $  2,260,000     $  1,725,000     $  4,928,000     $  3,535,000
Selling, General and Administrative Expenses (Note 6)       1,536,000        1,602,000        4,067,000        4,567,000
Loss on Impaired Assets (Note 5)                                   --               --               --          518,000
------------------------------------------------------------------------------------------------------------------------
      Operating income (loss)                            $    724,000     $    123,000     $    861,000     $ (1,550,000)
Other Income (Expense)
      Other income                                              8,000            8,000          117,000          277,000
      Interest expense                                       (200,000)        (182,000)        (594,000)        (412,000)
------------------------------------------------------------------------------------------------------------------------
      Income (loss) before provision for income taxes    $    532,000     $    (51,000)    $    384,000     $ (1,685,000)
Provision for Income Taxes                                         --           30,000               --           30,000
------------------------------------------------------------------------------------------------------------------------
      Net income (loss)                                  $    532,000     $    (81,000)    $    384,000     $ (1,715,000)

========================================================================================================================

Basic Earnings (Loss) per Common Share                   $       0.23     $      (0.07)    $       0.18     $      (1.44)

========================================================================================================================

Diluted Earnings (Loss) per Common Share                 $       0.22     $      (0.07)    $       0.18     $      (1.44)

========================================================================================================================


Weighted Average Number of Common Shares Outstanding        2,271,000        1,237,000        2,102,000        1,187,000
========================================================================================================================

                See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                   Nine Months Ended
                                                               ---------------------------
                                                                October 2,      October 3,
                                                                  1999            1998
------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
      Net income (loss)                                        $   384,000     $(1,715,000)
      Adjustments to reconcile net income (loss) to net
            cash used in operating activities:
      Depreciation and amortization                                301,000         587,000
      Loss on impaired assets                                           --         518,000
      Gain on sale of equipment                                    (54,000)       (232,000)
      Accretion of long-term debt discount                          25,000              --
      Change in assets and liabilities:
      (Increase) decrease in:
            Receivables                                         (1,080,000)       (434,000)
            Inventories                                            365,000      (1,214,000)
            Other current assets                                   (54,000)          5,000
      Increase (decrease) in:
            Accounts payable                                      (138,000)        672,000
            Accrued expenses                                        39,000         (32,000)
------------------------------------------------------------------------------------------
                  Net cash used in operating activities        $  (212,000)    $(1,845,000)
------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
      Purchase of property and equipment                       $  (161,000)    $  (270,000)
      Proceeds from disposal of property and equipment              68,000         237,000
------------------------------------------------------------------------------------------
                  Net cash used in investing activities        $   (93,000)    $   (33,000)
------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
      Increase (decrease) in line of credit                    $    52,000     $  (987,000)
      Payments on long-term obligations                            (81,000)       (389,000)
      Proceeds from sale of common stock                           475,000         200,000
      Proceeds from long-term debt obligations                          --       3,718,000
      Proceeds ascribed to warrants issued in conjunction
            with long-term debt                                         --         307,000
      Fees from financing activities                                    --        (288,000)
------------------------------------------------------------------------------------------
                  Net cash provided by financing activities    $   446,000     $ 2,561,000
------------------------------------------------------------------------------------------
      Increase in cash and cash equivalents                    $   141,000     $   683,000
Cash and Cash Equivalents
      Beginning                                                     14,000          13,000
------------------------------------------------------------------------------------------
      Ending                                                   $   155,000     $   696,000
------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
      Cash payments for:
            Interest                                           $   508,000     $   414,000
            Income taxes net of refunds                                 --              --
==========================================================================================

                 See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------


1.         Financial Statements
           In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company and its subsidiaries as of October 2, 1999, and the results of their operations for the three-month and nine-month periods ended October 2, 1999 and October 3, 1998 and their cash flows for the nine-month periods ended October 2, 1999 and October 3, 1998. The results of operations for any interim period are not necessarily indicative of the results for the year. These interim consolidated financial statements should be read in conjunction with the Company's annual consolidated financial statements and related notes in the Company's Annual Report on Form 10-K for the year ended January 2, 1999.

2.         Accrued Expenses
           Accrued expenses were as follows:
                               October 2,  January 2,
                                 1999        1999
                               --------    --------
               Compensation    $259,000    $139,000
               Warranty         189,000     157,000
               Other            291,000     404,000
                               --------    --------
                               $739,000    $700,000
                               ========    ========

3.         Revenue Classification
           In prior reports, the Company had separately reported byproduct revenues which now are included in recycling revenues.

4.         Sale of Common Stock
           In February 1999, the Company sold in a private placement 1,030,000 shares of Common Stock at a price of $0.50 per share. The Company paid $31,500 of the proceeds and issued warrants to purchase 83,000 shares of Common Stock at $0.50 per share, subject to adjustment, to an investment banker as a placement fee. The remaining proceeds were used to repay certain indebtedness, to purchase inventory and for other general corporate purposes. The warrants were valued at $27,800 using the Black-Scholes option-pricing method and are recorded in equity.

5.         Loss On Impaired Assets
           During the nine months ended October 3, 1998, the Company elected to curtail its appliance shredding operation and intensify its strategic focus on appliance retailing. As a result, the Company recorded $518,000 as a loss on impaired assets.

6.         Settlement
           In August 1999, the Company settled a lawsuit with a former employee. The settlement included a cash payment of $105,000 and the issuance of 20,000 shares of the Company's common stock valued at $12,500. The previously unaccrued portion of this settlement, ($74,000) is included in selling, general and administrative expenses for the three and nine month periods ended October 2, 1999.

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

RESULTS OF OPERATIONS

           The Company generates revenues from two sources: retail appliance sales and appliance recycling. Retail revenues are sales of appliances, warranty and service revenue and delivery fees. Recycling revenues are fees charged for the disposal of appliances and sales of scrap metal and reclaimed chlorofluorocarbons ("CFCs") generated from processed appliances. In prior reports, the Company had separately reported byproduct revenues, which now are included in recycling revenues.

           Total revenues for the three and nine months ended October 2, 1999 were $4,689,000 and $11,560,000, respectively, compared to $4,254,000 and $10,479,000 for the same periods in the prior year.

           Retail sales accounted for approximately 45% of revenues in the third quarter of 1999. Retail revenues for the three and nine months ended October 2, 1999 decreased by $70,000 or 3% and increased by $466,000 or 8%, respectively, from the same periods in the prior year. Third quarter same-store retail sales increased 50% (a sales comparison of 6 stores that were open the entire third quarters of 1999 and 1998). The slight decrease in retail sales for the third quarter compared to the same period in the prior year was primarily due to fewer stores being opened during the third quarter of 1999 as compared to 1998 offset by an increase in retail sales in the stores that remained open. The increase in retail sales for the nine months ended October 2, 1999 compared to the same period in the prior year was primarily due to increased advertising and an increase in inventory per location, partially offset by a decrease in sales of reconditioned appliances.

           Currently, the Company has six retail locations compared to 11 retail locations at the end of last year's third quarter. The Company does not plan to expand its retail business into new geographic markets at this time but to concentrate on increasing sales in its existing markets. Currently the Company does not plan to close or consolidate any existing stores or open any new retail locations. The Company experiences seasonal fluctuations and expects retail sales to be higher in the second and third calendar quarters than in the first and fourth calendar quarters, reflecting consumer purchasing cycles.

           Recycling revenues for the three and nine months ended October 2, 1999 increased by $505,000 or 24% and $615,000 or 13%, respectively, from the same periods in the prior year. The increase for the three and nine months ended October 2, 1999 in recycling revenues was primarily due to an increase in refrigerator recycling volumes related to the contract with Southern California Edison Company ("Edison") and an increase in sales of CFCs, partially offset for the nine month period only by a decrease in sales of scrap metal. The decrease in sales of scrap metal was primarily due to a decrease in scrap metal prices. The increase in sales of CFCs was primarily due to a higher number of refrigerators being recycled related to the Edison contract. In April 1999, the Company signed a contract with Edison to continue its refrigerator recycling program through December 30, 1999. Unlike the previous contracts, the contract for 1999 does not provide for a minimum number of refrigerators to be recycled. However, the contract is expected to generate higher recycling volumes in 1999 compared to 1998. The timing and amount of revenues will be dependent on advertising by Edison. The Company believes the program with Edison will be continued for the year 2000.

           Gross profit as a percentage of total revenues for the three and nine months ended October 2, 1999 increased to 48% and 43% from 41% and 34%, respectively. The increases were primarily due to improved purchase price and mix of inventory for retail sales, higher recycling revenues from the Edison contract without a corresponding increase in expenses and discontinuing unprofitable programs. Gross profit as a percentage of total revenues for future periods can be affected favorably or unfavorably by numerous factors, including the volume of appliances recycled from the Edison contract, the mix of retail product sold during the period and the price and volume of byproduct revenues. The Company believes that gross profit as a percentage of total revenues will decrease slightly in the fourth quarter due to anticipated lower retail sales and lower recycling revenues from the Edison contract with a corresponding decrease in expenses.

           Selling, general and administrative expenses for the three and nine months ended October 2, 1999 decreased by $66,000 or 4% and $500,000 or 11%, respectively, from the same periods in 1998. Selling expenses for the three and nine months ended October 2, 1999 decreased by $17,000 or 3% and $67,000 or 5%, respectively, from the same periods in 1998. The decrease in selling expenses was primarily due to operating fewer retail stores during the first nine months of 1999 compared to 1998 offset by an increase in advertising during the first nine months of 1999 compared to 1998. General and administrative expenses for the three and nine months ended October 2, 1999 decreased by $49,000 or 4% and $433,000 or 14%, respectively, from the same periods in 1998. The decrease in general and administrative expenses was primarily due to a decrease in personnel costs as a result of an expense reduction program implemented primarily in the first quarter of 1999 which included the closing of the St. Louis, MO operation and the elimination of the V.P. of Operations and Chief Financial Officer positions offset by the lawsuit settlement in the third quarter of 1999.

           The Company took a one-time charge of $518,000 during the nine months ended October 3, 1998 related to a loss on impaired assets associated with the Company's decision to curtail the appliance shredding operation of its recycling business related primarily to the Company's Minneapolis center.

           Interest expense was $200,000 for the three months and $594,000 for the nine months ended October 2, 1999 compared to $182,000 and $412,000 for the same periods in 1998. The increase in interest expense was due to a higher average borrowed amount for the three and nine months ended October 2, 1999 than in the same periods in 1998.

           The Company recorded no provision for income taxes for the three and nine months ended October 2, 1999 due to the use of deferred tax assets (which had been offset by a valuation allowance) to offset income taxes payable. However, no benefit provision and related asset has been recorded for the remaining net operating loss carryforwards and other net deferred tax assets due to the uncertainty of realization of the net operating loss carryforwards. Net operating loss carryforwards total approximately $8,500,000 and expire in the years 2011 through 2013. At October 2, 1999, the Company had a valuation allowance recorded against all of its net deferred tax assets of approximately $4,200,000, due to uncertainty of realization. The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to become available to reduce taxable income.

           Net operating loss carryforwards may be subject to significant limitations under the provisions of the Internal Revenue Code,
           Section 382, which relate to a 50 percent change in control over a three-year period. In addition, any future changes of control may result in the expiration of a portion of the carryforwards before they can be used and are also dependent upon the Company attaining profitable operations in the future.

           The Company recorded net income of $532,000 or $.22 per diluted share for the three months and $384,000 or $.18 per diluted share for the nine months ended October 2, 1999 compared to net losses of $81,000 or $.07 per diluted share and $1,715,000 or $1.44 per diluted share in the same periods of 1998. The increase in income for the three and nine month periods was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

           At October 2, 1999, the Company had working capital of $464,000 compared to a working capital deficit of $471,000 at January 2, 1999. Cash and cash equivalents increased to $155,000 at October 2, 1999 from $14,000 at January 2, 1999. Net cash used in operating activities was $212,000 for the nine months ended October 2, 1999 compared to $1,845,000 in the same period of 1998. The decrease in cash used in operating activities was primarily due to the Company having net income in the current period versus a net loss in the comparable period last year (net of noncash loss on impaired assets in 1998) plus a decrease in inventories offset by an increase in accounts receivable and a decrease in accounts payable.

           The Company's capital expenditures for the nine months ended October 2, 1999 and October 3, 1998 were approximately $161,000 and $270,000, respectively. The 1999 capital expenditures were related to building improvements and the purchase of computer equipment. The 1998 capital expenditures were primarily related to building improvements.

           The Company has a $2.0 million line of credit with a lender. The interest rate as of October 2, 1999 was 13.25%. The amount of borrowings available under the line of credit is based on a formula using receivables and inventories. The line of credit was renewed through August 30, 2000 on the same terms as the loan in place prior to August 1999. The line of credit provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time. The line of credit is secured by substantially all the Company's assets, is guaranteed by the President of the Company, and requires minimum monthly interest payments of $5,625 regardless of the outstanding principal balance. The Lender also has an inventory repurchase agreement with Whirlpool Corporation that secures the line of credit. The line also requires that the Company meet certain financial covenants, provides payment penalties for noncompliance, limits the amount of other debt the Company can incur, limits the amount of spending on fixed assets and limits payments of dividends. At October 2, 1999, the Company was in compliance with such covenants and had unused borrowing capacity of $760,000.

           In April 1999, the Company signed a contract with Edison to continue its refrigerator recycling program through December 30, 1999. Unlike the previous contracts, the contract for 1999 does not provide for a minimum number of refrigerators to be recycled. However, the contract is expected to generate higher recycling volumes in 1999 compared to 1998. The timing and amount of revenues will be dependent on advertising by Edison. The Company believes the program with Edison will be continued for the year 2000.

           The Company believes, based on the anticipated revenues from the Edison contract, the anticipated sales per retail store and its anticipated increase in gross profit, that its cash balance, anticipated funds generated from operations and its current line of credit will be sufficient to finance its operations and capital expenditures through December 1999. The Company's total capital requirements for the remainder of 1999 and for 2000 will depend upon, among other things as discussed below, the recycling volumes generated from the Edison program in 1999, renewal of the Edison program for the year 2000 and the number and size of retail stores operating during the fiscal year. Currently, the Company has three centers and six stores in operation. If revenues are lower than anticipated or expenses are higher than anticipated or the line of credit cannot be maintained, the Company may require additional capital to finance operations. Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (common or preferred stock) or other securities. There can be no assurance that such additional sources of financing will be available or available on terms satisfactory to the Company or permitted by the Company's current lender.


YEAR 2000

            Based on its assessment of the Year 2000 issue, the Company determined that it would be required to modify or replace significant portions of its software so that its computer systems would properly utilize dates beyond December 31, 1999. The Company believes that with the planned modifications to existing software and conversions to new software, the Year 2000 issue will not have a material adverse impact on the Company's operations. However, if such modifications and conversions are not made, or are not completed in a timely manner, the Year 2000 issue could have a material impact on the operations of the Company. The Company has determined it has no exposure to contingencies related to the Year 2000 issue for products it has sold.

            The Company is utilizing both internal and external resources to replace and test the software for Year 2000 modifications. The Company currently estimates that it will be able to complete its Year 2000 project by December 1, 1999. The costs of the project are being funded through operating cash flows. A portion of the costs was used to purchase new software, which was capitalized. The remaining portion of the costs was expensed as incurred over the course of the project. The overall cost of the project is expected to be approximately $260,000. To date, the Company has incurred and expensed approximately $193,000 related to the assessment of, and preliminary efforts in connection with, its Year 2000 project and development of a remediation plan. The Company's cost and estimates to complete the Year 2000 project include the cost of modifications to existing software, the acquisition of new software and the estimated costs and time associated with assessing the impact on the Company of third parties' Year 2000 issue. All such estimates are based on presently available information.

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

            The Company has prepared contingency plans so that the Company's critical business processes can be expected to continue to function on January 1, 2000 and beyond. These plans are intended to mitigate both internal risks as well as potential risks in the supply chain of the Company's suppliers and customers. These plans include manual operating procedures and identifying and securing alternative supplies of inventory and sources of financing.

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

FORWARD-LOOKING STATEMENTS

           Statements regarding the Company's future operations, performance and results, and anticipated liquidity discussed herein are forward-looking and therefore are subject to certain risks and uncertainties, including those discussed herein. In addition, any forward-looking information regarding the operations of the Company will be affected by the ability of Edison to deliver units under its contract with the Company, the timing of such delivery, the timing of advertising by Edison for the program and the renewal of the program with Edison for the year 2000. Additionally, forward-looking information will also be affected by the ability of individual stores to meet planned revenue levels, the speed at which individual retail stores reach profitability, the Company being able to contain overhead expenses or whether costs and expenses are realized at higher than expected levels, the continued ability to purchase product from Whirlpool at acceptable prices, the Company's ability to secure an adequate supply of used appliances for resale and the continued availability of the Company's current line of credit.

PART II.   OTHER INFORMATION
--------------------------------------------------------------------------------


ITEM 1  -  LEGAL PROCEEDINGS

           In August 1999, the Company settled a lawsuit with a former employee. The settlement included a cash payment of $105,000 and the issuance of 20,000 shares of the Company's common stock.

ITEM 2  -  CHANGES IN SECURITIES AND USE OF PROCEEDS

           In August 1999, the Company issued 20,000 shares of restricted common stock. The holder of such shares has certain limited registration rights. See Item I above.

ITEM 3  -  DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5  -  OTHER INFORMATION - None

ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K

           (a)        Exhibit No. 27 - Financial Data Schedule.

           (b) The Company did not file any reports on Form 8-K during the three months ended October 2, 1999.

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



                              Appliance Recycling Centers of America, Inc.
                              --------------------------------------------
                                        Registrant





Date:  November 12, 1999             /s/Edward R. Cameron
                              --------------------------------------------------
                                        Edward R. Cameron
                                        President





Date:  November 12, 1999             /s/Linda Koenig
                              --------------------------------------------------
                                        Linda Koenig
                                        Controller