Form 10-K
period 2000-01-01
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2000-03-24
CIK 862861

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended January 1, 2000
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant's telephone number, including area code: 952-930-9000

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK,
                                                            WITHOUT PAR VALUE
                                                            (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 10, 2000, the aggregate market value of the voting stock held by nonaffiliates of the registrant, computed by reference to the average of the high and low prices on such date as reported by the OTC Bulletin Board, was $2,467,210.

As of March 10, 2000, there were outstanding 2,286,744 shares of the registrant's Common Stock, without par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement dated March 21, 2000, are incorporated by reference into Part III hereof.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

SIGNATURES
INDEX TO EXHIBITS

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Appliance Recycling Centers of America, Inc., together with its operating subsidiaries ("ARCA" or the "Company"), is a leading provider of reverse logistics, energy efficiency and appliance recycling services for appliance manufacturers and retailers, utility companies, waste management businesses, vending machine companies, property managers, local governments and the general public. The Company generates revenues from the sale of appliances through a chain of Company-owned retail stores under the name ApplianceSmart(R), fees charged for the collection and environmentally sound recycling of unwanted appliances, and sales of materials generated from processed appliances.

         The Company was incorporated in Minnesota in 1983, although through its predecessors it commenced the appliance retail and recycling business in 1976. The Company's principal office is located at 7400 Excelsior Boulevard, Minneapolis, Minnesota 55426-4517. References herein to the Company include its operating subsidiaries. (See Exhibit 21.1.)

INDUSTRY BACKGROUND

         There are more than 500 million major household appliances, such as refrigerators, freezers, ranges, dishwashers, microwaves, washers, dryers, room air conditioners, water heaters and dehumidifiers, currently in use in the United States. It is estimated by the Steel Recycling Institute that in 1997, 46 million major household appliances were taken out of use in the United States. The disposal of these appliances has become a serious problem as a result of a number of factors including: (i) decreasing landfill capacity in many parts of the country; (ii) the inability of incinerators, composting facilities and other landfill alternatives to process appliances; and (iii) the presence in appliances of certain hazardous and other environmentally harmful materials that require special processing.

         Legislation affecting appliance disposal has been adopted in more than 30 states. This legislation includes landfill restrictions, disposal bans, advance disposal fees and other types of regulations. As a result, appliances must be dealt with outside the ordinary municipal solid waste stream.

         Landfill restrictions arise in part because some appliance components contain certain hazardous and other environmentally harmful materials, including polychlorinated biphenyls (PCBs), mercury, refrigerants such as chlorofluorocarbons (CFCs) and sulfur dioxide, and oils. PCBs are suspected as carcinogens, are resistant to degradation when deposited in landfills and can cause groundwater contamination. The production of PCBs was banned by the EPA in 1979, although businesses were allowed to continue using remaining inventories of components that contained PCBs. Mercury is toxic to humans and can enter the body through inhalation, skin absorption or ingestion, and it vaporizes at high temperatures, forming extremely toxic fumes. CFCs are believed to cause long-term damage to the earth's stratospheric ozone layer and may contribute to global warming when released into the atmosphere. The 1990 Amendments to the Clean Air Act prohibit the venting of CFCs and since July 1, 1992 have required the recovery of CFC refrigerants during the service, repair and disposal of appliances. See Business - Government Regulation.

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

         A developing market for the Company is in providing fully integrated reverse logistics services---the handling of product that does not fit into a company's normal distribution channels---for appliance manufacturers and retailers. Manufacturers traditionally disposed of these "special buy" appliances, including manufacturer closeouts, factory over-runs, floor samples, returned or exchanged items, and scratch and dent appliances, through their small dealer network. Large retailers have not wanted to handle these types of appliances because the merchandise is often out of carton, requiring special handling and pricing. In addition, this product often requires some repair, a function major retailers are unwilling or unable to perform. As small dealers are struggling to compete with large appliance chains (the top 10 retailers control 80 percent of the appliance sales market), manufacturers are seeing their traditional channel for these distressed appliances shrink. It is anticipated that small appliance retailers will also be negatively affected by manufacturers' direct sale of appliances to consumers via the Internet.

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

         In the late 1980s, in response to stricter environmental protection laws, the Company developed and marketed programs to process and dispose of appliances in an environmentally sound manner. These programs are offered to new appliance manufacturers and retailers, waste management companies, property management companies and the general public. See Business - Customers and Source of Supply.

         In 1989, the Company expanded its appliance recycling concept to the electric utility industry when it established an appliance processing center in Milwaukee, Wisconsin, pursuant to a contract with a utility company. From 1989 to 1994 the Company focused its resources on the expansion of its business with electric utility companies. During this time period the Company opened nine centers throughout the U.S. and Canada, primarily serving seventeen electric utility customers. The Company's electric utility business has been negatively impacted by the potential of electric utility industry deregulation. The potential of deregulation has caused electric utilities to decrease their sponsorship of energy conservation programs such as the one the Company offers.

         Currently, the Company has only one major electric utility customer. During fiscal year 1999, that customer, Southern California Edison Company ("Edison"), accounted for approximately 33% or $5.2 million of the Company's total revenues. Edison's year 2000 program has been approved by the California Public Utilities Commission ("CPUC") and the Company expects to shortly enter into a contract with Edison for the year 2000. In prior years, the Company's contract provided for a minimum number of units to be recycled. Neither the 1999 contract nor the expected year 2000 program provides for any minimum or guaranteed number of units. The Company currently expects the year 2000 program with Edison, which is now underway, to be at approximately the same level as 1999.

         In February 1999, the Company entered into an 18-month refrigerator recycling contract with the Los Angeles Department of Water and Power ("DWP"). Under this program, the Company recycles, from low income housing units in Los Angeles, refrigerators that have been replaced with new energy-efficient models. The DWP program contains no minimum guarantees and accounted for less than 1% of the Company's total revenues in 1999.

         In response to the decrease in demand for services from electric utilities, the Company has increased its marketing of services to appliance manufacturers and retailers, waste management companies and property management companies. The Company also has increased its focus on the sale of appliances. In 1995, under the name Encore(R) Recycled Appliances, the Company began operating a chain of Company-owned retail stores. In 1998, the Company began using the name ApplianceSmart(R) for its retail stores. The retail stores offer manufacturers' distressed appliances and reconditioned appliances to value-conscious individuals and property managers.

         In 1997, the Company entered into pilot program agreements with Whirlpool Corporation, the nation's largest manufacturer of major household appliances, to develop a program for handling Whirlpool's returned appliances and new appliances that cannot be handled through the manufacturer's normal distribution channels. Through a subsequent 1998 contract with Whirlpool, the Company purchases these appliances from Whirlpool's distribution centers serving the Midwest and certain western states. This merchandise, which includes manufacturer closeouts, factory over-runs, floor samples, returned or exchanged items, and scratch and dent appliances, is sold through the Company's network of ApplianceSmart retail stores. ApplianceSmart is an authorized factory outlet for Whirlpool, and specializes in the Whirlpool, KitchenAid and Roper brands. With an increased supply of product, the Company began to focus on opening larger factory outlet facilities to offer consumers a wider selection of appliances and began to close its smaller stores. The Company has decided not to expand the used appliance business.

         In the latter part of 1998, the Company scaled back its agreement with Whirlpool to a level consistent with its financial resources and now buys inventory mainly from Whirlpool's Ohio distribution center. The Whirlpool agreement does not provide for any required or minimum number of units to be offered for sale to the Company. However, subject to certain exceptions, the Company has the ability to purchase from Whirlpool up to $3,000,000 of appliances in any three-month period. The Whirlpool agreement may be terminated by either party upon six-month's notice, or earlier for certain items. In addition, the Company has agreed to indemnify Whirlpool for certain claims, allegations or losses with respect to Whirlpool appliances sold by the Company.

         Although the Whirlpool agreement does not provide for any set number of units to be sold to the Company, based on prior performance under the agreement, the Company believes this contract will provide an adequate supply of high-quality appliances for its retail outlets.

         In late 1998, the Company decided to close its St. Louis, Missouri, operations and close one store in the Minneapolis/Saint Paul market. In 1999, the Company closed one store in the Minneapolis/Saint Paul market and one store in the California market. The Company currently has three recycling centers, located in Columbus, Ohio; Minneapolis, Minnesota; and Los Angeles, California. Also, the Company currently has six retail stores: three in Minneapolis/Saint Paul, one in Los Angeles and two in Columbus.

CUSTOMERS AND SOURCE OF SUPPLY

         The Company offers its services to entities that, as part of their operations, become responsible for disposing of large quantities of new distressed and unwanted appliances. These entities include new appliance manufacturers and retailers, waste management businesses, vending machine companies, property management companies and utility companies.

         NEW APPLIANCE MANUFACTURERS AND RETAILERS. The Company began its business by offering appliance recycling programs to Sears, Montgomery Ward and other new appliance retailers to collect appliances from either the retailers' facilities or from their customers. Recently the Company has focused its marketing efforts on new appliance manufacturers, including Whirlpool Corporation, a primary source of product sold in the Company's stores.

         The Company believes its current sources for appliances are adequate to supply its retail stores and allow the Company to grow its retail sales.

         WASTE MANAGEMENT COMPANIES. The Company provides services to waste management companies and the general public for the collection and recycling of appliances for specified fees.

         VENDING MACHINE COMPANIES. The Company provides services to vending machine companies for the recycling of vending machines for specified fees.

         PROPERTY MANAGEMENT COMPANIES. The Company provides comprehensive appliance exchange and recycling services for property managers of apartment complexes as well as local housing authorities.

         UTILITY COMPANIES. The Company contracts with utility companies to provide comprehensive appliance recycling services tailored to the needs of the particular utility. The contracts historically have had terms of one to four years, with provisions for renewal at the option of the utility company. Under some contracts, the utility retains the Company to manage all aspects of its appliance recycling program, while under other contracts, the Company provides only specified services. Pricing for the Company's services is on a per-appliance basis and depends upon several factors, including the total number of appliances processed, the length of the contract term and the specific services selected by the utility. Contracts with electric utility customers require that the Company does not recondition for resale appliances received from utility company energy conservation programs. Currently, the Company expects to have only one contract with a major electric utility customer in 2000.

COMPANY OPERATIONS

         The Company provides an integrated range of reverse logistics, energy efficiency and appliance recycling services. Appliances are acquired from a wide range of sources, including appliance manufacturers and retailers, utility companies, waste management businesses, vending machine companies, property managers, local governments and the general public.

         Appliances deemed suitable for sale are repaired or reconditioned, if necessary, before being tested and distributed to the Company's ApplianceSmart authorized factory outlets. Every appliance is under warranty and carries a 100 percent money-back guarantee. The Company also offers consumers extended warranties, delivery, factory-trained technician service and recycling of old appliances.

         Appliances that do not meet quality standards for the Company's retail operations and appliances collected through utility customers' energy conservation programs are processed and recycled in an environmentally sound manner. Appliances are inspected and categorized according to the types of hazardous materials they may contain, and processed according to all applicable federal, state and local regulations by company-trained technicians. When processing at the Company's recycling center is complete and the appliances are free of all environmentally hazardous substances, the appliances are delivered to a local metal processing facility for shredding. The shredded materials are then sold to steel mini-mills or other metal recovery facilities for reuse.

         Management believes that the uncertainties in the electric utility industry regarding deregulation will persist at least through 2000. The reaction to deregulation among states and utilities has been varied. The Company believes, however, that energy conservation and efficiency programs will remain a long-term component of the nation's electric utility industry.

         In 1999, the Company focused on increasing sales in fewer but larger retail outlets and began developing a strategy to provide large factory showrooms to offer consumers a selection of hundreds of appliances. The Company plans to open 2 to 3 larger retail stores in its existing markets and/or in new geographic markets. The Company believes that the growth of its retail business in the near future will likely occur primarily through the expansion of revenues from the Company's current and proposed retail stores.

PRINCIPAL PRODUCT AND SERVICES

         The Company generates revenues from two sources: retailing and recycling. In prior years, the Company had separately reported byproduct revenues which are now included in recycling revenues. The table below reflects the percentage of total revenues from each source. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                     1999         1998         1997
                                     ----         ----         ----
         Retail revenues             51.1%        57.6%        34.6%
         Recycling revenues          48.9%        42.4%        65.4%
                                    ------       ------       ------
                                    100.0%       100.0%       100.0%
                                    ======       ======       ======

         Although the Company has two main sources of revenues, management believes that the Company has one operating segment. That is, even though certain very limited separate financial information by retail store or retail store and recycling center is available to management, the Company is managed as a single unit. Specifically, the Company does not measure profit or loss or maintain asset information separately for its two revenue sources.

SALES AND MARKETING

         The Company uses various means to promote awareness of its products and services and believes it is recognized as a leader in the retailing of appliances from reverse logistics services and the recycling industry.

         ApplianceSmart's outlet store concept includes establishing large factory showrooms in convenient metropolitan locations to offer consumers a selection of hundreds of appliances. In keeping with ApplianceSmart's branding, both the exterior and interior of ApplianceSmart's stores display Whirlpool signage along with custom-designed ApplianceSmart materials. In every market, the Company actively promotes its stores through various forms of print advertising, including daily classified ads in major newspapers, telephone yellow pages ads and direct mail. In addition, the Company uses radio and television advertisements in some markets, along with other types of promotions. Through the Company's website at www.ApplianceSmart.com, consumers can also access appliance-specific and general Company information.

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

COMPETITION

         Competition for the Company's retail stores comes from new appliance manufacturers and retailers and other reconditioned and used appliance retailers. Each retail location will compete not only with local and national chains of new appliance retailers, many of whom have been in business longer than the Company and who may have significantly greater assets than the Company, but will also be required to compete with numerous independently owned retailers of new and reconditioned appliances.

         Many factors, including existing and proposed governmental regulation, may affect competition in the waste management and environmental services industry. The Company generally competes with two or three other companies which are based in the geographic area to be served under the contract and which generally offer only some of the services provided by the Company.

         The Company expects its primary competition for contracts with existing or new customers to come from entrepreneurs entering the appliance recycling business, energy management consultants, current recycling companies, major waste hauling companies and scrap metal processors. In addition, customers such as utility companies and local governments may operate appliance recycling programs internally rather than contracting with the Company or other third parties. There can be no assurance that the Company will be able to compete profitably in any of its chosen markets.

GOVERNMENT REGULATION

         The business of recycling major appliances is subject to certain governmental laws and regulations. These laws and regulations include landfill disposal restrictions, hazardous waste management requirements and air quality standards, as well as special permit and license conditions for the recycling of appliances. In some instances, there are bonding, insurance and other conditions for bidding on appliance recycling contracts.

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

         Company management believes that further government regulation of the appliance recycling industry could have a positive effect on the Company's business; however, there can be no assurance what course future regulation may have. Under some circumstances, further regulation could materially increase the costs of the Company's operations and have an adverse effect on the Company's business. In addition, as is the case with all companies handling hazardous materials, under some circumstances, the Company may be subject to contingent liability.

EMPLOYEES

         At March 1, 2000, the Company had 130 full-time employees, approximately 65% of whom were involved in the collection, transportation and processing of appliances at the Company's centers and approximately 35% of whom were in sales, administration and management. The Company has not experienced any work stoppages and believes its employee relations are good.

ITEM 2. PROPERTIES

         The Company's executive offices are located in Minneapolis, Minnesota, in a Company-owned facility that includes approximately 11 acres of land. The building contains approximately 122,000 square feet, including 27,000 square feet of office space, 24,000 square feet of retail space and 71,000 square feet of operations and processing space. The Southern California center building, which also is owned by the Company, is located in Compton, California, and consists of 46,000 square feet: 6,000 square feet of office space and 40,000 square feet of warehouse space. In addition, the Company owns a 14,000-square-foot facility in Saint Paul, Minnesota, that contains a retail store at which it sells distressed and reconditioned appliances. All properties and equipment owned by the Company currently secure outstanding loans of the Company.

         The Company generally leases the other facilities it operates. The Company usually attempts to negotiate lease terms that correspond to the term of the principal contract or contracts in connection with which the center is to be operated. The Company's recycling centers typically range in size from 25,000 to 40,000 square feet. The Company's retail stores typically have been 2,500 to 5,000 square feet; however, with the move toward larger retail outlets, future stores are anticipated to be 25,000 to 35,000 square feet.

         The Company believes that the facilities and equipment at each of its centers are adequate to meet its anticipated needs for the near term and that alternate facilities will readily be available to the Company to meet its future needs.

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

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET FOR COMMON STOCK

         The Common Stock trades under the symbol "ARCI." The Company's Common Stock began trading on the OTC Bulletin Board on September 8, 1998. Prior to that time, the Common Stock traded as follows: on the Nasdaq SmallCap Market from February 26, 1997 to September 7, 1998; on the Nasdaq National Market from January 8, 1993 to February 25, 1997; on the Nasdaq SmallCap Market from January 7, 1991 to January 7, 1993; and on the local over-the-counter market prior thereto. The following table sets forth, for the periods indicated, the high and low closing bid quotations for the Common Stock, as reported by the Nasdaq SmallCap Market and the OTC Bulletin Board, as applicable.

                                                          High          Low
                                                          ----          ---

         1998

              First Quarter.......................     $ 2  3/4      $ 1  1/2
              Second Quarter......................       4             2
              Third Quarter.......................       3                3/4
              Fourth Quarter......................       1  1/8           1/2

         1999

              First Quarter.......................     $ 1           $    5/8
              Second Quarter......................        13/16           1/2
              Third Quarter.......................          7/8           1/2
              Fourth Quarter......................       1  1/2         11/16

         On March 10, 2000, the last reported sale price of the Common Stock on the OTC Bulletin Board was $2.00 per share. As of March 10, 2000, there were approximately 1,009 beneficial holders of the Company's Common Stock.

         The Company's line of credit limits the Company's ability to pay dividends.

         During 1998 and 1999, the Company privately placed 1,150,000 unregistered shares and 981,750 warrants to purchase shares. Subsequently, the Company registered 1,130,000 shares.

         In May 1998, the Company sold in a private placement 100,000 shares of Common Stock at a price of $2.00 per share. The sale was made to an institutional investor and the proceeds used for additional working capital.

         In July 1998, the Company issued a promissory note in the principal amount of $275,000, plus an aggregate of 68,750 warrants to purchase the Company's Common Stock at $2.25 per share, subject to adjustment. The notes were repaid in September 1998 from new financing.

         In September 1998, the Company entered into a loan agreement for gross proceeds of $3.5 million. The loan also provides for non-voting attendance at board meetings and the issuance to the lender of a warrant to purchase 700,000 shares of Common Stock at $2.50 per share, which price was adjustable under certain circumstances. The current exercise price of this warrant is $0.60 per share. If exercised in full, this warrant would represent approximately 24% of the Company's Common Stock after such exercise. The Company also issued to an investment banker associated with this transaction a warrant to purchase 125,000 shares of Common Stock at $2.50 per share, subject to adjustment. The portion of the gross loan proceeds ascribed to the aforementioned warrants in conjunction with debt was $307,000.

         In February 1999, the Company sold in a private placement 1,030,000 shares of Common Stock at a price of $0.50 per share. The sale represented approximately 45% of the Common Stock outstanding after such sale. The Company paid $31,500 of the proceeds and issued warrants to purchase 83,000 shares of Common Stock at $0.50 per share, subject to adjustment, to an investment banker as a placement fee. The remaining proceeds were used to repay certain indebtedness, to purchase inventory and for other general corporate purposes.

         In March 1999, the Company issued to a board member as payment for certain consulting services, 5,000 warrants to purchase the Company's Common Stock at $0.625 per share, the market value of the Company's stock at the date of grant. The warrants are currently exercisable and expire March 1, 2009.

         In April 1999, the Company agreed to issue to a vendor 50,000 warrants to purchase the Company's Common Stock at $0.625 per share. These warrants are not currently issued. The contract provides that 12,750 of these warrants are currently exercisable and the balance are exercisable based on certain targets. The warrants expire March 31, 2004.

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

Fiscal Years Ended               1999          1998           1997           1996           1995
---------------------------------------------------------------------------------------------------
   (In thousands, except
   per share data)
STATEMENTS OF OPERATIONS
Total revenues                 $ 15,582      $ 13,612       $ 11,979       $ 14,030       $ 16,241
---------------------------------------------------------------------------------------------------
Gross profit                   $  6,666      $  3,981       $  4,990       $  2,744       $  5,630
---------------------------------------------------------------------------------------------------
Operating income (loss)        $  1,139      $ (2,744)      $   (489)      $ (6,899)      $ (1,538)
---------------------------------------------------------------------------------------------------
Net income (loss)              $    505      $ (3,056)      $   (748)      $ (7,269)      $   (943)
---------------------------------------------------------------------------------------------------
Basic earnings (loss)
per common share               $   0.24      $  (2.55)      $  (0.66)      $  (6.53)      $  (0.90)
---------------------------------------------------------------------------------------------------
Diluted earnings (loss)
per common share               $   0.22      $  (2.55)      $  (0.66)      $  (6.53)      $  (0.90)
---------------------------------------------------------------------------------------------------
Basic weighted average
number of common
shares outstanding                2,142         1,200          1,137          1,114          1,052
---------------------------------------------------------------------------------------------------
Diluted weighted average
number of common
shares outstanding                2,274         1,200          1,137          1,114          1,052
---------------------------------------------------------------------------------------------------

BALANCE SHEETS
Working capital (deficit)      $    545      $   (471)      $ (1,959)      $ (1,671)      $  3,503
---------------------------------------------------------------------------------------------------
Total assets                   $  9,517      $  8,843       $  8,569       $  9,992       $ 15,890
---------------------------------------------------------------------------------------------------
Long-term liabilities          $  4,831      $  4,965       $  1,633       $  1,711       $  2,084
---------------------------------------------------------------------------------------------------
Shareholders' equity           $  1,809      $    816       $  3,365       $  4,113       $ 10,188
---------------------------------------------------------------------------------------------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
       AND RESULTS OF OPERATIONS FOR THE FISCAL YEARS 1999, 1998 AND 1997

OVERVIEW

         The Company's 1999 fiscal year (1999) ended January 1, 2000, its 1998 fiscal year (1998) ended January 2, 1999 and its 1997 fiscal year (1997) ended January 3, 1998.

         The Company generates revenues from two sources: retail and recycling activities. In prior years, the Company had separately reported byproduct revenues, which are now included in recycling revenues. Retail revenues are sales of appliances, extended warranty sales and delivery fees. Recycling revenues are fees charged for the disposal of appliances and sales of materials generated from processed appliances. The Company experiences seasonal fluctuations in operating results, with revenues generally higher during the second and third calendar quarters than in the first and fourth quarters. The lower levels in the first and fourth quarters reflect consumer purchasing cycles, which result in lower demand for appliances and recycling services.

         In 1999, the Company focused on increasing sales in fewer but larger retail outlets. During 1999, the Company withdrew from a market and closed one center and two stores in that market. The Company also closed two other smaller stores in 1999. The Company also closed one store as of December 31, 1998. In 1999, same-store sales for stores open the full years of 1999 and 1998 increased by 57% from 1998. Retail revenues accounted for 51.1% of total revenues in 1999.

REVENUES

         The Company's total revenues for 1999 were $15,582,000 compared to $13,612,000 in 1998.

         Retail revenues increased to $7,956,000 in 1999 from $7,835,000 in 1998, an increase of 1.5%. The increase was primarily due to an increase in same-store sales offset by operating fewer stores in 1999 compared to 1998. Same-store sales for 1999 (a sales comparison of six stores open the full year in both 1999 and 1998) increased 57%. The increase in same-store sales was primarily due to higher sales of Whirlpool product in 1999 compared to 1998. The Whirlpool agreement does not provide for any required or minimum number of units to be sold to the Company. The Company believes this agreement will provide an adequate supply for its retail stores. As of January 1, 2000, the Company operated six retail stores.

         Recycling revenues increased to $7,626,000 in 1999 from $5,777,000 in 1998. The increase was primarily due to an increase in refrigerator recycling volumes related to the contract with Southern California Edison Company ("Edison") offset slightly by lower sales of reclaimed chlorofluorocarbons and lower scrap revenue due to a decrease in scrap prices. Edison accounted for approximately 33% of the Company's total revenues for 1999 and 29% for 1998. Edison has been approved by the California Public Utilities Commission ("CPUC") for a program in 2000 and the Company expects to shortly enter into a contract with Edison for the year 2000. The contract for 2000 does not provide for a minimum number of refrigerators to be recycled. The Company currently expects the year 2000 program to be at approximately the same level as 1999. The timing and amount of revenues will be dependent on advertising by Edison.

         The Company's total revenues for 1998 were $13,612,000 compared to $11,979,000 in 1997.

         Retail revenues increased to $7,835,000 in 1998 from $4,149,000 in 1997. The increase was primarily due to increased sales of Whirlpool product. In 1998, the Company entered into a contract with Whirlpool Corporation to acquire its distressed appliances (including discontinued models, factory over-runs, floor samples and scratch and dent appliances) from distribution centers serving the Midwest and certain western states. Same-store retail sales for 1998 increased 108% (a sales comparison of 10 stores open for full years in both 1998 and 1997). The Company operated 11 stores throughout 1998.

         Recycling revenues decreased to $5,777,000 in 1998 from $7,830,000 in 1997. The decrease was primarily due to lower volume of appliances related to the contract with Edison and lower sales of reclaimed chlorofluorocarbons due to fewer refrigerators being recycled and lower scrap revenue due to a decrease in scrap prices. Edison accounted for approximately 29% of the Company's total revenues for 1998 and 38% for 1997.

GROSS PROFIT

         The Company's overall gross profit increased to 42.8% in 1999 from 29.2% in 1998. The increase was primarily due to higher recycling revenues from the Edison contract without a corresponding increase in expenses, improved purchase price and mix of inventory for retail sales and discontinuing unprofitable programs. Gross profit as a percentage of total revenues for future periods can be affected favorably or unfavorably by numerous factors, including the mix of retail product sold, the volume of appliances recycled from the Edison contract and the price and volume of byproduct revenues. The Company expects gross profit percentages to decrease slightly as retail revenues continue to become a higher percentage of total revenues.

         The Company's overall gross profit decreased to 29.2% in 1998 from 41.7% in 1997. The decrease was primarily due to retail revenues, which have a lower gross profit than recycling revenues, being a higher percentage of total revenues and a decrease in recycling revenues related to the Edison contract.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses were 35.5% of total revenues in 1999 compared to 45.2% in 1998. Selling, general and administrative expenses decreased to $5,527,000 in 1999 from $6,152,000 in 1998, a 10.2%
decrease. Selling expenses decreased to $1,900,000 in 1999 from $2,028,000 in 1998. The decrease was primarily due to operating fewer stores in 1999 compared to 1998 offset by an increase in advertising expense and sales commissions. General and administrative expenses decreased to $3,627,000 in 1999 from $4,124,000 in 1998. The decrease was primarily due to a decrease in personnel costs as a result of an aggressive overhead reduction program in the first quarter of 1999 offset by an increase in consultant fees for the Company's computer systems.

         Selling, general and administrative expenses were 45.2% of total revenues in 1998 compared to 45.7% in 1997. Selling, general and administrative expenses increased to $6,152,000 in 1998 from $5,479,000 in 1997, a 12.3%
increase. Selling expenses increased to $2,028,000 in 1998 from $1,498,000 in 1997. The increase in selling expenses was primarily due to an increase in sales commissions and advertising expense and costs associated with opening an additional retail store in 1998. General and administrative expenses increased to $4,124,000 in 1998 from $3,981,000 in 1997. The increase in general and administrative expenses was primarily due to increased expenses related to temporary personnel costs.

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

INTEREST EXPENSE

         Interest expense increased to $780,000 in 1999 from $601,000 in 1998. The increase was primarily due to a higher average borrowed amount outstanding in 1999 compared to 1998.

         Interest expense increased to $601,000 in 1998 from $347,000 in 1997. The increase was primarily due to a higher average borrowed amount outstanding in 1998 compared to 1997.

INCOME TAXES AND NET OPERATING LOSSES

         As of its 1999 and 1998 year-ends, the Company recorded valuation allowances of $4,085,000 and $4,190,000, respectively, against its net deferred tax assets due to the uncertainty of their realization. The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

         The Company has net operating losses of approximately $8,425,000 at January 1, 2000, which are available to reduce taxable income and in turn income taxes payable in future years. Future utilization of these loss and credit carryforwards is subject to certain limitations under provisions of the Internal Revenue Code including limitations subject to Section 382, which relates to a 50 percent change in control over a three-year period, and are further dependent upon the Company attaining profitable operations. The Company believes that the issuance of Common Stock during 1999 (see Note 8) resulted in an "ownership change" under Section 382. Accordingly, the Company's ability to use net operating loss carryforwards generated prior to February 1999 may be limited to approximately $56,000 per year.

MINORITY INTEREST IN NET INCOME OF SUBSIDIARY

         The Company was previously an 80% shareholder in its California subsidiary, and accordingly, recorded the minority shareholder's interest in the subsidiary's net income during 1997. During the fourth quarter of 1997, the Company purchased all the minority shareholder's stock in the California subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

         At January 1, 2000, the Company had working capital of $545,000 compared to a working capital deficit of $471,000 at January 2, 1999. Cash and cash equivalents increased to $220,000 at January 1, 2000 from $14,000 at January 2, 1999. Net cash provided by operating activities was $201,000 in 1999 compared to net cash used in operating activities of $3,078,000 in 1998. The increase in cash provided by operating activities was primarily due to the Company's net income plus depreciation in 1999 versus the significant net loss net of depreciation in 1998.

         Net cash used in investing activities was $164,000 in 1999 compared to $18,000 in 1998. The increase in net cash used in investing activities in 1999 from 1998 was due to lower proceeds from disposals of equipment in 1999.

         Net cash provided by financing activities was $169,000 in 1999 compared to $3,097,000 in 1998. The decrease in cash provided by financing activities was primarily due to no borrowings in 1999 similar to the net proceeds of the long-term obligations incurred in 1998 offset by greater proceeds from issuance of common stock in 1999. In September 1998, the Company entered into a loan agreement with a lender resulting in gross proceeds of $3.5 million.

         The Company's capital expenditures were approximately $252,000 in 1999 and $289,000 in 1998. The 1999 and 1998 capital expenditures were primarily related to building improvements and the purchase of computer equipment. The Company did not have any material purchase commitments for assets as of January 1, 2000.

         As of January 1, 2000, the Company had a $2.0 million line of credit with a lender. The interest rate as of January 1, 2000 was 13.50%. The amount of borrowings available under the line of credit is based on a formula using receivables and inventories. The line of credit has a stated maturity date of August 30, 2000, if not renewed, and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time. The line of credit is secured by substantially all the Company's assets, is guaranteed by the President of the Company and requires minimum monthly interest payments of $5,625 regardless of the outstanding principal balance. The lender is also secured by an inventory repurchase agreement with Whirlpool Corporation. The loan requires that the Company meet certain covenants, provides payment penalties for noncompliance, limits the amount of other debt the Company can incur, limits the amount of spending on fixed assets and limits payments of dividends. The Company's unused borrowing capacity was $334,000 at January 1, 2000 and $463,000 at March 1, 2000.

         In September 1998, the Company entered into a loan agreement with a lender resulting in gross proceeds of $3.5 million. The maturity date for the loan is September 30, 2005 and the annual interest rate is 13%. The loan is secured by all of the Company's personal property and all of its real estate, and provides for a non-voting attendance at board meetings. The Company used the proceeds to repay certain indebtedness (including approximately $1,500,000 of outstanding indebtedness), to finance inventory and for other general corporate purposes. Payment terms of the loan state that monthly interest payments of $37,917 are to be made until September 2000. Beginning September 2000, the monthly payment of principal and interest is $52,259.

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

         As discussed above, the Company expects to enter into an agreement with Edison for refrigerator recycling and currently expects revenue consistent with levels for 1999; however, the agreement does not provide for any minimum guarantees.

         See also Note 4 to the financial statements.

         The Company believes, based on anticipated sales per retail store, the anticipated revenues from the expected Edison contract, and the anticipated gross profit, that its cash balance, anticipated funds generated from operations and its current line of credit if renewed in August 2000 will be sufficient to finance its operations and capital expenditures through December 2000. The Company's total capital requirements will depend, among other things as previously discussed, on the number of recycling centers operating and the number and size of retail stores operating during the fiscal year. Currently, the Company has three centers and six retail stores in operation. If revenues are lower than anticipated or expenses are higher than anticipated or the line of credit cannot be maintained, the Company may require additional capital to finance operations. Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (common or preferred stock) or other securities. There can be no assurance that the line of credit will be renewed or such additional sources of financing will be available or available on terms satisfactory to the Company or permitted by the Company's current lenders.

YEAR 2000

         The Company has determined that the Year 2000 issue did not have an impact on the Company's operations as of January 1, 2000 or subsequent to January 1, 2000. However, there can be no assurance that the Year 2000 issue will not have any impact on future operations. As of January 1, 2000, the Company had incurred approximately $320,000 of both capitalized computer equipment and expenses related to the Year 2000 issue.

FORWARD-LOOKING STATEMENTS

         Statements contained in this annual report regarding the Company's future operations, performance and results, and anticipated liquidity discussed herein are forward-looking and therefore are subject to certain risks and uncertainties, including those discussed herein. Any forward-looking information regarding the operations of the Company will be affected primarily by the Company's continued ability to purchase product from Whirlpool at acceptable prices and the ability and timing of Edison to deliver units under its expected contract with the Company. In addition, any forward-looking information will also be affected by the ability of individual retail stores to meet planned revenue levels, the speed at which individual retail stores reach profitability, costs and expenses being realized at higher than expected levels, the Company's ability to secure an adequate supply of used appliances for resale and the continued availability of the Company's current line of credit.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MARKET RISK AND IMPACT OF INFLATION

         The Company does not believe there is any significant risk related to interest rate fluctuations since all debt has a fixed rate. Also, the Company believes that inflation has not had a material impact on the results of operations for each of the fiscal years in the three-year period ended January 1, 2000. However, there can be no assurances that future inflation will not have an adverse impact on the Company's operating results and financial conditions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Description
         -----------

         Independent Auditor's Report
         Consolidated Balance Sheets as of January 1, 2000
              and January 2, 1999
         Consolidated Statements of Operations for the three years
              ended January 1, 2000
         Consolidated Statements of Shareholders' Equity for the three years ended January 1, 2000
         Consolidated Statements of Cash Flows for the three years
              ended January 1, 2000
         Notes to Consolidated Financial Statements

INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
Appliance Recycling Centers of America, Inc.
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Appliance Recycling Centers of America, Inc. and subsidiaries as of January 1, 2000 and January 2, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three year period ended January 1, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Appliance Recycling Centers of America, Inc. and subsidiaries as of January 1, 2000 and January 2, 1999, and the results of their operations and their cash flows for each of the years in the three year period ended January 1, 2000, in conformity with generally accepted accounting principles.


                                       McGLADREY & PULLEN, LLP


Minneapolis, Minnesota
February 17, 2000

APPLIANCE RECYCLING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                  JANUARY 1,            January 2,
                                                                        2000                  1999
--------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                       $    220,000          $     14,000
Accounts receivable, net of allowance of
  $25,000 and $18,000, respectively
  (Notes 3 and 9)                                                  1,452,000               498,000
Inventories, net of reserves of $275,000
  and $40,000, respectively (Note 3)                               1,586,000             1,979,000
Deferred income taxes and other
  current assets                                                     164,000               100,000
                                                                ------------          ------------
  Total current assets                                          $  3,422,000          $  2,591,000
                                                                ------------          ------------
PROPERTY AND EQUIPMENT, at cost (Notes 3, 4 and 10)
Land                                                            $  2,103,000          $  2,103,000
Buildings and improvements                                         4,028,000             3,957,000
Equipment                                                          3,542,000             3,597,000
                                                                ------------          ------------
                                                                $  9,673,000          $  9,657,000
Less accumulated depreciation                                      3,950,000             3,876,000
                                                                ------------          ------------
  Net property and equipment                                    $  5,723,000          $  5,781,000
                                                                ------------          ------------
OTHER ASSETS                                                    $    258,000          $    319,000
                                                                ------------          ------------
GOODWILL, net of amortization of $76,000 and
  $38,000, respectively                                              114,000               152,000
                                                                ------------          ------------
  Total assets                                                  $  9,517,000          $  8,843,000
                                                                ============          ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Line of credit (Note 3)                                         $    888,000          $  1,081,000
Current maturities of long-term obligations                          135,000                79,000
Accounts payable                                                   1,037,000             1,202,000
Accrued expenses (Note 5)                                            742,000               700,000
Income taxes payable                                                  75,000                    --
                                                                ------------          ------------
  Total current liabilities                                     $  2,877,000          $  3,062,000
LONG-TERM OBLIGATIONS, less current maturities (Note 4)            4,831,000             4,965,000
                                                                ------------          ------------
  Total liabilities                                             $  7,708,000          $  8,027,000
                                                                ------------          ------------
COMMITMENTS (Note 6)
SHAREHOLDERS' EQUITY (Notes 3 and 8)
Common Stock, no par value; authorized 10,000,000
  shares; issued and outstanding 2,287,000
  and 1,237,000 shares, respectively                            $ 11,345,000          $ 10,857,000
Accumulated deficit                                               (9,536,000)          (10,041,000)
                                                                ------------          ------------
  Total shareholders' equity                                    $  1,809,000          $    816,000
                                                                ------------          ------------
  Total liabilities and shareholders' equity                    $  9,517,000          $  8,843,000
                                                                ============          ============

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           For the fiscal year ended
----------------------------------------------------------------------------------------------------------------
                                                                JANUARY 1,         January 2,         January 3,
                                                                      2000               1999               1998
                                                              --------------------------------------------------
REVENUES (Note 9)
  Retail                                                      $  7,956,000       $  7,835,000       $  4,149,000
  Recycling                                                      7,626,000          5,777,000          7,830,000
                                                              ------------       ------------       ------------

  Total revenues                                              $ 15,582,000       $ 13,612,000       $ 11,979,000

COST OF REVENUES (Note 9)                                        8,916,000          9,631,000          6,989,000
                                                              ------------       ------------       ------------

  Gross profit                                                $  6,666,000       $  3,981,000       $  4,990,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (Note 2)            5,527,000          6,152,000          5,479,000

LOSS ON IMPAIRED ASSETS (Note 10)                                       --            573,000                 --
                                                              ------------       ------------       ------------

  Operating income (loss)                                     $  1,139,000       $ (2,744,000)      $   (489,000)

OTHER INCOME (EXPENSE)
  Other income                                                     144,000            319,000            134,000
  Interest income                                                    2,000              1,000              8,000
  Interest expense                                                (780,000)          (601,000)          (347,000)
                                                              ------------       ------------       ------------

  Income (loss) before provision for (benefit of) income
     taxes and minority interest                              $    505,000       $ (3,025,000)      $   (694,000)

PROVISION FOR (BENEFIT OF) INCOME TAXES (Note 7)                        --             31,000            (31,000)
                                                              ------------       ------------       ------------

  Income (loss) before minority interest                      $    505,000       $ (3,056,000)      $   (663,000)

MINORITY INTEREST IN NET INCOME OF SUBSIDIARY                           --                 --             85,000
                                                              ------------       ------------       ------------

  Net income (loss)                                           $    505,000       $ (3,056,000)      $   (748,000)
                                                              ============       ============       ============

BASIC EARNINGS (LOSS) PER COMMON SHARE                        $       0.24       $      (2.55)      $      (0.66)
                                                              ============       ============       ============

DILUTED EARNINGS (LOSS) PER COMMON SHARE                      $       0.22       $      (2.55)      $      (0.66)
                                                              ============       ============       ============

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:
  Basic                                                          2,142,000          1,200,000          1,137,000
                                                              ============       ============       ============
  Diluted                                                        2,274,000          1,200,000          1,137,000
                                                              ============       ============       ============

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                     Common Stock
                                              --------------------------      Accumulated
                                                Shares          Amount          Deficit            Total
                                                ------          ------          -------            -----
BALANCE, DECEMBER 28, 1996                    1,137,000     $ 10,350,000     $ (6,237,000)     $  4,113,000
  Net loss                                           --               --         (748,000)         (748,000)
------------------------------------------------------------------------------------------------------------

BALANCE, JANUARY 3, 1998                      1,137,000     $ 10,350,000     $ (6,985,000)     $  3,365,000
  Issuance of Common Stock
     (Note 8)                                   100,000          200,000               --           200,000
  Proceeds ascribed to warrants issued
     in conjunction with long-term debt
     (Note 8)                                        --          307,000               --           307,000
  Net loss                                           --               --       (3,056,000)       (3,056,000)
------------------------------------------------------------------------------------------------------------

BALANCE, JANUARY 2, 1999                      1,237,000     $ 10,857,000     $(10,041,000)     $    816,000
  Sales of Common Stock, net
     of fees and expenses of $40,000
     (Note 8)                                 1,030,000          475,000               --           475,000
  Issuance of Common Stock
     in settlement (Note 8)                      20,000           13,000               --            13,000
  Net income                                         --               --          505,000           505,000
------------------------------------------------------------------------------------------------------------

BALANCE, JANUARY 1, 2000                      2,287,000     $ 11,345,000     $ (9,536,000)     $  1,809,000
============================================================================================================

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             For the fiscal year ended
----------------------------------------------------------------------------------------------------------------
                                                                  JANUARY 1,        January 2,        January 3,
                                                                        2000              1999              1998
                                                                ------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                            $    505,000      $ (3,056,000)     $   (748,000)
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
   Depreciation and amortization                                     395,000           704,000         1,027,000
   Minority interest in net income of subsidiary                          --                --            85,000
   Gain on sale of equipment                                         (74,000)         (266,000)          (80,000)
   Accretion of long-term debt discount                               35,000                --                --
   Common stock issued for settlement                                 13,000                --                --
   Loss on impaired assets                                                --           573,000                --
   Deferred income taxes                                             (75,000)               --                --
   Change in current assets and liabilities:
      Receivables                                                   (954,000)          238,000           391,000
      Inventories                                                    393,000        (1,285,000)         (250,000)
      Other current assets                                            11,000            40,000           106,000
      Refundable income taxes                                             --            29,000           371,000
      Accounts payable                                              (165,000)           66,000          (255,000)
      Accrued expenses and income taxes payable                      117,000          (121,000)         (339,000)
                                                                ------------      ------------      ------------
        Net cash provided by (used in) operating activities     $    201,000      $ (3,078,000)     $    308,000
                                                                ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                          $   (252,000)     $   (289,000)     $   (299,000)
   Purchase of minority interest in California subsidiary                 --                --          (275,000)
   Proceeds from disposals of property and equipment                  88,000           271,000           107,000
                                                                ------------      ------------      ------------
           Net cash used in investing activities                $   (164,000)     $    (18,000)     $   (467,000)
                                                                ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings (payments) under line of credit               $   (193,000)     $   (432,000)     $    123,000
   Payments on long-term obligations                                (113,000)         (408,000)         (231,000)
   Proceeds from long-term obligations                                    --         3,718,000                --
   Proceeds ascribed to warrants issued in conjunction
      with long-term debt obligations                                     --           307,000                --
   Deferred financing costs                                               --          (288,000)               --
   Proceeds from issuance of common stock                            475,000           200,000                --
                                                                ------------      ------------      ------------
           Net cash provided by (used in)
           financing activities                                 $    169,000      $  3,097,000      $   (108,000)
                                                                ------------      ------------      ------------
   Increase (decrease) in cash and cash equivalents             $    206,000      $      1,000      $   (267,000)

CASH AND CASH EQUIVALENTS
   Beginning                                                          14,000            13,000           280,000
                                                                ------------      ------------      ------------
   Ending                                                       $    220,000      $     14,000      $     13,000
                                                                ============      ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for (receipts of):
   Interest                                                     $    668,000      $    562,000      $    346,000
   Income taxes                                                           --             2,000          (399,000)
                                                                ============      ============      ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES
      Long-term obligations incurred on purchase
        of equipment                                            $         --      $         --      $     27,000
                                                                ============      ============      ============

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS: Appliance Recycling Centers of America, Inc. and subsidiaries (the "Company") are in the business of providing reverse logistics, energy conservation and recycling services for major household appliances. The Company sells appliances through a chain of Company-owned factory outlet stores under the name ApplianceSmart(R). The Company provides recycling services on a credit basis to appliance retailers, electric utilities, waste management companies and local governments.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS: The following methods and assumptions are used to estimate the fair value of each class of financial instrument:

      CASH EQUIVALENTS, ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE: Due to their nature and short-term maturities, the carrying amounts approximate fair value.

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

FISCAL YEAR: The Company uses a 52-53 week fiscal year. The Company's 1999 fiscal year (1999) ended January 1, 2000, its 1998 fiscal year (1998) ended January 2, 1999 and its 1997 fiscal year (1997) ended January 3, 1998. The fiscal years 1999 and 1998 include 52 weeks. The fiscal year 1997 includes 53 weeks.

REVENUE RECOGNITION: The Company recognizes revenue from appliance sales in the period the appliance is sold. Revenue from appliance recycling is recognized when a unit is collected and processed. Byproduct revenue is recognized upon shipment. In prior years, the Company had separately reported byproduct revenues which are now included in recycling revenues.

The Company provides allowances for uncollectable revenues receivable based on management's periodic assessment of the need for such allowances. Such allowances charged to expense amounted to $23,000, $50,000 and $60,000 for the fiscal years ended January 1, 2000, January 2, 1999 and January 3, 1998, respectively. The Company defers revenue under appliance extended warranty arrangements and recognizes it over the terms of the warranty contracts. The Company accrues the estimated cost of initial warranty arrangements at the time of the appliance sale.

CASH AND CASH EQUIVALENTS: For purposes of reporting cash flows, the Company considers all cash and any treasury bills, commercial paper and money-market funds with an initial maturity of three months or less to be cash equivalents. The Company maintains its cash in bank deposit and money-market accounts which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts.

INVENTORIES: Inventories are stated at the lower of cost, first-in, first-out
(FIFO), or market.

Inventories consisted of the following:

                                                            1999          1998
--------------------------------------------------------------------------------
Finished goods                                        $1,698,000    $1,830,000
Work-in-process-
    unrefurbished units                                  163,000       189,000
Less reserves                                           (275,000)      (40,000)
                                                      ----------    ----------
                                                      $1,586,000    $1,979,000
                                                      ==========    ==========

DEFERRED FINANCING COSTS: In connection with financing transactions in 1998 under notes payable arrangements, the Company incurred $288,000 of costs that have been recorded in other assets and are being amortized using the straight-line method over the terms of the related debt.

GOODWILL: The Company was previously an 80% shareholder in its California subsidiary, and accordingly, recorded the minority shareholder's interest in the subsidiary's net income. During the fourth quarter of the year ended January 3, 1998, the Company purchased all of the minority shareholder's stock in the California subsidiary. This transaction resulted in the Company recording goodwill of $190,000. Goodwill is being amortized by the straight-line method over a period of five years.

PROPERTY AND EQUIPMENT: Depreciation is computed using straight-line and accelerated methods over the following estimated useful lives:

                                      Years
                                      -----
    Buildings and improvements       18 - 30
    Equipment                          3 - 8

ACCOUNTING FOR LONG-LIVED ASSETS: The Company reviews its property, equipment and goodwill periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future net cash flows be less than the carrying value, the Company recognizes an impairment loss at that date. An impairment loss is measured by comparing the amount by which the carrying value exceeds the fair value (estimated discounted future cash flows or appraisal of assets) of the long-lived assets. In 1998, the Company recorded a loss on impairment of certain assets. (See Note 10.)

ADVERTISING EXPENSE: Advertising is expensed as incurred, and was $532,000, $448,000 and $259,000 for the fiscal years ended January 1, 2000, January 2, 1999 and January 3, 1998, respectively.

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

In arriving at diluted weighted-average shares and per share amounts for the fiscal year ended January 1, 2000, options and warrants (see Note 8) with exercise prices below average market prices for the respective fiscal quarters in which they were dilutive were included using the treasury stock method. Since the Company had incurred losses in the fiscal years ended January 2, 1999 and January 3, 1998, the inclusion of potential option and warrant common shares in the calculation of diluted loss per common share would have been antidilutive. Therefore, basic and diluted weighted-average shares and per share amounts for these years are the same.

REPORTING COMPREHENSIVE INCOME: Reporting com-prehensive income is equivalent to reporting operating results in the statement of operations.

SEGMENT INFORMATION: The Company believes that it has one operating segment. Although certain separate financial information by retail store, or retail store and recycling center, is available to management, the Company is managed as a unit. Specifically, it does not measure profit or loss or maintain assets separately for its products/revenue sources (appliance sales, appliance recycling and recycling services for utilities).

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

In August 1999, the Company closed a retail store in the Minneapolis market. The Company accrued approximately $19,000 for the remaining lease payments and wrote off leasehold improvements of approximately $3,000 as of January 1, 2000. The Company also closed a retail store in the California market in June 1999 which resulted in no closing costs.

The Company believes, based on anticipated sales per retail store, the anticipated revenues from an expected Southern California Edison Company contract and the resulting anticipated gross profit, that its cash balance, anticipated funds generated from operations and its current line of credit if renewed will be sufficient to finance its operations and capital expenditures through December 2000. The Company's total capital requirements will depend, among other things as discussed below, on the number and size of retail stores operating and the number of recycling centers operating during the fiscal year. Currently, the Company has three recycling centers and six stores in operation. If revenues are lower than anticipated or expenses are higher than anticipated or the line of credit cannot be maintained, the Company may require additional capital to finance operations. Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity or other securities. There can be no assurance that such additional sources of financing will be available or available at terms satisfactory to the Company or permitted by the Company's current lenders.

NOTE 3. LINE OF CREDIT

At January 1, 2000, the Company had a $2.0 million line of credit with a lender. The interest rate as of January 1, 2000 was 13.50%. The amount of borrowings available under the line of credit is based on a formula using receivables and inventories. The line of credit has a stated maturity date of August 30, 2000 unless renewed and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time. The line of credit is secured by substantially all the Company's assets, is guaranteed by the President of the Company and requires minimum monthly interest payments of $5,625 regardless of the outstanding principal balance. The lender is also secured by an inventory repurchase agreement with Whirlpool Corporation. The loan also requires that the Company meet certain covenants, provides payment penalties for noncompliance, limits the amount of other debt the Company can incur, limits the amount of spending on fixed assets and limits payments of dividends. At January 1, 2000 the Company's unused borrowing capacity under this line was $334,000.

NOTE 4. LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following:

                                                       1999                1998
-------------------------------------------------------------------------------
9.00% mortgage, due in
  monthly installments of
  $11,411, including interest,
  balance due February 2004,
  secured by land
  and building                                   $  854,000          $  911,000
8.75% mortgage, due in
  monthly installments of
  $7,027, including interest,
  balance due January 2003,
  secured by land
  by land and building                              652,000             678,000
13.00% note payable,
  monthly interest payments
  of $37,917 until
  September 2000, monthly
  principal and interest
  payments of $52,259
  beginning September 2000,
  balance due September 2005,
  secured by equipment,
  land and building                               3,237,000           3,203,000
9.88% mortgage, due in
  monthly installments of
  $3,286, including interest,
  balance due September
  2008, secured by land
  and building                                      211,000             231,000
Other                                                12,000              21,000
                                                 ----------          ----------
                                                 $4,966,000          $5,044,000
Less current maturities                             135,000              79,000
                                                 ----------          ----------
                                                 $4,831,000          $4,965,000
                                                 ==========          ==========

The future annual maturities of long-term obligations are as follows:

Fiscal year
-----------
2000                                                                 $  135,000
2001                                                                    271,000
2002                                                                    305,000
2003                                                                    867,000
2004                                                                    350,000
Thereafter                                                            3,038,000
                                                                     ----------
                                                                     $4,966,000
                                                                     ==========

NOTE 5. ACCRUED EXPENSES

Accrued expenses were as follows:

                                                       1999                1998
-------------------------------------------------------------------------------
Compensation                                       $178,000            $139,000
Warranty                                            182,000             157,000
Lease contingencies
   and closing costs                                 19,000             124,000
Other                                               363,000             280,000
                                                   --------            --------
                                                   $742,000            $700,000
                                                   ========            ========

NOTE 6. COMMITMENTS

OPERATING LEASES: The Company leases certain of its retail stores and recycling center facilities and equipment under noncancelable operating leases. The leases require the payment of taxes, maintenance, utilities and insurance.

Minimum rental commitments under noncancelable operating leases as of January 1, 2000 were as follows:

Fiscal Year
-----------
2000                                                                 $  431,000
2001                                                                    241,000
2002                                                                    199,000
2003                                                                    199,000
                                                                     ----------
                                                                     $1,070,000
                                                                     ==========

Rent expense for the fiscal years ended January 1, 2000, January 2, 1999 and January 3, 1998 was $370,000, $482,000 and $433,000 respectively.

NOTE 7. INCOME TAXES

The provision for (benefit of) income taxes consisted of the following:

                                          1999             1998            1997
-------------------------------------------------------------------------------
Current:
  Federal                            $  75,000        $      --       $      --
  State                                     --           31,000         (31,000)
Deferred                               (75,000)              --              --
                                     ---------        ---------       ---------
                                     $      --        $  31,000       $ (31,000)
                                     =========        =========       =========

A reconciliation of the Company's income tax expense (benefit) with the federal statutory tax rate is shown below:
                                          1999            1998             1997
-------------------------------------------------------------------------------
Income tax
  expense (benefit)
  at statutory rate                 $  172,000     $(1,049,000)      $ (236,000)
State taxes
  (benefit), net of
  federal tax
  effect                                18,000        (192,000)         (26,000)
Permanent
  differences
  and other                            (85,000)         34,000           74,000
Change in
  valuation
  allowance                           (105,000)        257,000         (289,000)
Effect of NOL
  with no current
  tax benefit                               --         981,000          446,000
                                    ----------     -----------       ----------
                                    $       --     $    31,000       $  (31,000)
                                    ==========     ===========       ==========

The tax effects of principal temporary differences are as follows:

                                                           1999            1998
-------------------------------------------------------------------------------
Deferred tax assets:
  Net operating loss
  carryforwards                                     $ 3,370,000      $3,300,000
  Loss on asset impairment                              658,000         658,000
  Federal and state tax credits                         250,000         250,000
  Inventory reserve                                     110,000          16,000
  Accrued expenses                                      135,000         220,000
                                                    -----------      ----------
    Gross deferred tax assets                       $ 4,523,000      $4,444,000
Deferred tax liability:
  Accelerated tax depreciation                         (363,000)       (254,000)
Valuation allowance                                  (4,085,000)     (4,190,000)
                                                    -----------      ----------
Net deferred tax assets                             $    75,000      $       --
                                                    ===========      ==========

At January 1, 2000, the Company recorded a valuation allowance of $4,085,000 against deferred tax assets to reduce the total to an amount management believes is appropriate. Realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

At January 1, 2000, the Company had net operating loss ("NOL") carryforwards consisting of the following:

Expiration                                                             Amount
----------                                                             ------
2011                                                                 $4,826,000
2012                                                                 $1,115,000
2018                                                                 $2,484,000

Future utilization of NOL and tax credit carryforwards is subject to certain limitations under provisions of the Internal Revenue Code. These limitations include Section 382, which relates to a 50 percent change in control over a three-year period, and NOLs are further dependent upon the Company attaining profitable operations. The Company believes that the issuance of common stock during 1999 (see Note 8) resulted in an "ownership change" under Section 382. Accordingly, the Company's ability to use NOL and tax credit carryforwards generated prior to February 1999 may be limited to approximately $56,000 per year.

NOTE 8. SHAREHOLDERS' EQUITY

STOCK OPTIONS: The Company has two Stock Option Plans (the "Plans") that permit the granting of "incentive stock options" meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified options that do not meet the requirements of Section 422. The Plans have 150,000 and 200,000 shares, respectively, available for grant. The options that have been granted under the Plans are exercisable for a period of five to ten years from the date of grant and vest over a period of six months to three years from the date of grant.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the Plans. Had compensation cost for the Plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net earnings (loss) and basic and diluted earnings (loss) per share amounts would have been changed to the pro forma amounts indicated below:

                                              1999           1998          1997
-------------------------------------------------------------------------------
Net income (loss):
   As reported                            $505,000    $(3,056,000)    $(748,000)
   Pro forma                              $460,000    $(3,136,000)    $(847,000)
Basic earnings
 (loss) per share:
   As reported                            $   0.24    $     (2.55)    $   (0.66)
   Pro forma                              $   0.21    $     (2.61)    $   (0.75)
Diluted earnings
 (loss) per share:
   As reported                            $   0.22    $     (2.55)    $   (0.66)
   Pro forma                              $   0.20    $     (2.61)    $   (0.75)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                    1999        1998       1997
-------------------------------------------------------------------------------
Expected dividend yield                               --          --         --
Expected stock price volatility                    81.3%       83.2%      50.4%
Risk-free interest rate                             5.5%        5.5%       6.0%
Expected life of options (years)                      3            3         3
-------------------------------------------------------------------------------

Additional information relating to all outstanding options is as follows:

                                                               Weighted Average
                                                Shares          Exercise Price
--------------------------------------------------------------------------------
Outstanding at
  December 28, 1996                             80,000              $23.36
  Granted                                       44,000              $ 2.54
  Cancelled                                    (31,000)             $31.31
--------------------------------------------------------------------------------
Outstanding at
  January 3, 1998                               93,000              $10.93
  Granted                                       78,000              $ 1.50
  Cancelled                                    (27,000)             $13.22
--------------------------------------------------------------------------------
Outstanding at
  January 2, 1999                              144,000              $ 5.37
  Granted                                       97,000              $ 0.61
  Cancelled                                     (4,000)             $ 8.95
--------------------------------------------------------------------------------
Outstanding at
  January 1, 2000                              237,000              $ 3.36
--------------------------------------------------------------------------------

The weighted average fair value per option of options granted during fiscal 1999, 1998 and 1997 was $0.28, $0.85 and $0.96, respectively.

The following tables summarize information about stock options outstanding as of January 1, 2000:

                               OPTIONS OUTSTANDING
                                                          Weighted
                                                           Average
                                                         Remaining     Weighted
Range of                                      Number   Contractual      Average
Exercise                                     Options       Life in     Exercise
Prices                                   Outstanding         Years        Price
-------------------------------------------------------------------------------
$45.52                                         1,000           0.9      $ 45.52
$17.50                                        21,000           1.6      $ 17.50
$10.52                                        10,000           3.5      $ 10.52
$2.38 to $3.00                                31,000           4.8      $  2.60
$0.75 to $2.06                                77,000           5.5      $  1.49
$0.59 to $0.63                                97,000           6.4      $  0.61
                                             -------
                                             237,000
                                             =======

                               OPTIONS EXERCISABLE
Range of                                  Number            Weighted
Exercise                                 Options             Average
Prices                               Exercisable      Exercise Price
--------------------------------------------------------------------
$45.52                                     1,000              $45.52
$17.50                                    21,000              $17.50
$10.52                                    10,000              $10.52
$2.38 to $3.00                            31,000              $ 2.60
$0.75 to $2.06                            58,000              $ 1.48
$0.59 to $0.63                            20,000              $ 0.63
                                         -------
                                         141,000              $ 5.11
                                         =======

The following table summarizes options exercisable for stock options outstanding as of January 2, 1999 and January 3, 1998:

                                                   1998            1997
--------------------------------------------------------------------------------
Number of options
  exercisable                                    49,000          40,000
Weighted average
  exercise price                                 $12.37          $19.44

WARRANTS: In March 1999, the Company issued to a board member 5,000 warrants to purchase the Company's Common Stock at $0.625 per share, the market value of the Company's stock at the date of grant.

In July 1998, the Company issued 12% subordinated promissory notes in the principal amount of $275,000 plus an aggregate of 68,750 warrants to purchase the Company's Common Stock at $2.25 per share.

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

In April 1999, the Company agreed to issue to a vendor 50,000 warrants to purchase common stock at $0.625 per share. These warrants are not currently issued. The contract provides that 12,750 of these warrants are currently exercisable and the balance are exercisable based on certain targets. The warrants expire March 31, 2004.

All issued warrants are exercisable and expire as follows: 68,750 in 2001; 125,000 in 2003; 83,000 in 2004; 700,000 in 2007 and 5,000 in 2009.

COMMON STOCK ISSUED IN SETTLEMENT: In August 1999, the Company settled a lawsuit with a former employee. The settlement included a cash payment of $105,000 and the issuance of 20,000 shares of the Company's Common Stock valued at $12,500. The previously unaccrued portion of this settlement, $74,000, is included in selling, general and administrative expenses for fiscal 1999.

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

In May 1998, the Company sold in a private placement 100,000 shares of Common Stock at a price of $2.00 per share to an institutional investor.

NOTE 9. MAJOR CUSTOMER AND SUPPLIER

MAJOR CUSTOMER: Net revenues include sales to one major customer as follows:

                                                 1999         1998         1997
-------------------------------------------------------------------------------
Revenue percentage:                             33.1%        28.8%        37.8%

As of January 1, 2000, the Company had a receivable from this customer of $784,000.

MAJOR SUPPLIER: The Company purchases substantially all of its distressed appliances from one original equipment manufacturer under a contractual arrangement. Management believes that should this arrangement be terminated other original equipment manufacturers would be available for alternate sources of supply.

NOTE 10. LOSS ON IMPAIRED ASSETS

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No changes in or disagreements with accountants have occurred within the two-year period ended January 1, 2000, that required reporting on Form 8-K.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         Information regarding directors and executive officers of the Company is set forth under Information Concerning Directors, Nominees and Executive Officers and under Beneficial Ownership Reporting Compliance in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders to be held April 27, 2000, and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

         Information regarding Executive Compensation set forth under Executive Compensation in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders to be held April 27, 2000, other than the subsections captioned Report of the 1999 Compensation and Benefits Committee and Performance Graph, is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners and management is set forth under Beneficial Ownership of Common Stock in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders to be held April 27, 2000, and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions is set forth under Information Concerning Directors, Nominees and Executive Officers in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders to be held April 27, 2000, and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

         1.       FINANCIAL STATEMENTS

                  See Index to Financial Statements under Item 8 of this report.

         2.       FINANCIAL STATEMENT SCHEDULE

                  To the Board of Directors
                  Appliance Recycling Centers of America, Inc.
                  Minneapolis, Minnesota

                           Our audits were made for the purpose of forming an
                  opinion on the basic consolidated financial statements of Appliance Recycling Centers of America, Inc. taken as a whole. The supplemental Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

                                                   McGLADREY & PULLEN, LLP


                  Minneapolis, Minnesota
                  February 17, 2000

                  Schedule II - Valuation and Qualifying Accounts

                                                Accounts Receivable    Inventory
                                                    Allowance          Allowance
                  --------------------------------------------------------------
                  Balance, December 28, 1996        $  84,000           $     --
                     Additional allowance              60,000             20,000
                     Write-offs                      (109,000)                --
                  --------------------------------------------------------------
                  Balance, January 3, 1998          $  35,000           $ 20,000
                     Additional allowance              50,000             20,000
                     Write-offs                       (67,000)                --
                  --------------------------------------------------------------
                  Balance, January 2, 1999          $  18,000           $ 40,000
                     Additional allowance              23,000            235,000
                     Write-offs                       (16,000)                --
                  --------------------------------------------------------------
                  BALANCE, JANUARY 1, 2000          $  25,000           $275,000
                  --------------------------------------------------------------

         3.       EXHIBITS

                  See Index to Exhibits on page 35 of this report.

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

Dated: March 20, 2000                  APPLIANCE RECYCLING CENTERS OF
                                       AMERICA, INC.
                                       (Registrant)



                                       By  /s/ Edward R. Cameron
                                           -------------------------------------
                                           Edward R. Cameron
                                           President and Chief Executive Officer


                                       By  /s/ Linda A. Koenig
                                           -------------------------------------
                                           Linda A. Koenig
                                           Controller

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                     TITLE                               DATE
---------                     -----                               ----


/s/ Edward R. Cameron         Chairman of the Board, President    March 20, 2000
-------------------------     and Chief Executive Officer
Edward R. Cameron


/s/ Linda A. Koenig           Controller                          March 20, 2000
-------------------------
Linda A. Koenig


/s/ George B. Bonniwell       Director                            March 20, 2000
-------------------------
George B. Bonniwell


/s/ Duane S. Carlson          Director                            March 20, 2000
-------------------------
Duane S. Carlson


/s/ Marvin Goldstein          Director                            March 20, 2000
-------------------------
Marvin Goldstein


/s/ Harry W. Spell            Director                            March 20, 2000
-------------------------
Harry W. Spell

                                INDEX TO EXHIBITS

Exhibit
  No.       Description
-------     -----------

  3.1 Restated Articles of Incorporation of Appliance Recycling Centers of America, Inc. [filed as Exhibit 3.1 to the Company's Form 10-K for the year ended January 2, 1999 (File No. 0-19621) and incorporated herein by reference].

  3.2 Amended and Restated Bylaws of Appliance Recycling Centers of America, Inc. [filed as Exhibit 3.2 to the Company's Form 10-K for the year ended January 2, 1999 (File No. 0-19621) and incorporated herein by reference].

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

 10.7 Amended line of credit dated February 12, 1998 between Appliance Recycling Centers of America, Inc. and Spectrum Commercial Services, a division of Lyons Financial Services, Inc., Amended Revolving Note and Amended Guarantor Acknowledgments [filed as Exhibit 10.10 to the Company's Form 10-K for year ended January 3, 1998 (File No. 0-19621) and incorporated herein by reference].

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

 10.14 Warrant of the Company in favor of Medallion Capital, Inc. for 700,000 shares of the Company's Stock [corrected copy]. [filed as
            Exhibit 10.14 to the Company's Form 10-K for the year ended January 2, 1999 (File No. 0-19621) and incorporated herein by reference].

 10.15 Amendment to the line of credit dated September 10, 1998 between Appliance Recycling Centers of America, Inc. and Spectrum Commercial Services, a division of Lyons Financial Services, Inc., Amendment to General Credit and Security Agreement and Amended Guarantor Acknowledgement. [filed as Exhibit 10.15 to the Company's Form 10-K for the year ended January 2, 1999 (File No. 0-19621) and incorporated herein by reference].

 10.16 Amendment to the line of credit dated September 17, 1998 between Appliance Recycling Centers of America, Inc. and Spectrum Commercial Services, a division of Lyons Financial Services, Inc., Amendment to General Credit and Security Agreement, Amended Guarantor Acknowledgement and Amended and Restated Revolving Note. [filed as
            Exhibit 10.16 to the Company's Form 10-K for the year ended January 2, 1999 (File No. 0-19621) and incorporated herein by reference].

 10.17 Agreement dated March 19, 1999 between Southern California Edison Company and Appliance Recycling Centers of America, Inc. [filed as
            Exhibit 10.17 to the Company's Form 10-Q for the quarter ended April 3, 1999 (File No. 0-19621) and incorporated herein by reference].

 10.18 Amendment effective April 29, 1999 to 1997 Stock Option Plan [filed as Exhibit 10 to the Company's Form 10-Q for the quarter ended July 3, 1999 (File No. 0-19621) and incorporated herein by reference].

+ 21.1      Subsidiaries of Appliance Recycling Centers of America, Inc.

+ 23.1      Consent of McGladrey & Pullen, LLP, Independent Public Accountants.

+ 27.0      Financial Data Schedule.

-----------------
* Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(a)3 of this Form 10-K.
+    Filed herewith.