Form 10-Q
period 2000-04-01
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2000-05-16
CIK 862861

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 1, 2000

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

                    YES     __X__  NO   _____

As of May 12, 2000, the number of shares outstanding of the registrant's no par value Common Stock was 2,286,744 shares.

                  APPLIANCE RECYCLING CENTERS of AMERICA, INC.


                                      INDEX



PART I.           FINANCIAL INFORMATION


       Item 1:    Financial Statements:

                           Consolidated Balance Sheets as of
                           April 1, 2000 and January 1, 2000

                           Consolidated Statements of Operations for the Three Months Ended April 1, 2000 and April 3, 1999

                           Consolidated Statements of Cash Flows for the Three Months Ended April 1, 2000 and April 3, 1999

                           Notes to Consolidated Financial Statements

      Item 2:     Management's Discussion and Analysis
                  of Financial Condition and Results of Operations

      Item 3:     Quantitative and Qualitative Disclosure about Market Risk


PART II.          OTHER INFORMATION

Appliance Recycling Centers of America, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                                   April 1,          January 1,
                                                                              ----------------------------------
                                                                                       2000                2000
================================================================================================================
ASSETS
Current Assets
    Cash and cash equivalents                                                 $     341,000       $     220,000
    Accounts receivable, net of allowance of $24,000
        and $25,000, respectively                                                 1,333,000           1,452,000
    Inventories, net of reserves of $338,000 and $275,000, respectively           2,518,000           1,586,000
    Deferred income taxes                                                            75,000              75,000
    Other current assets                                                             71,000              89,000
----------------------------------------------------------------------------------------------------------------
        Total current assets                                                  $   4,338,000       $   3,422,000
----------------------------------------------------------------------------------------------------------------
Property and Equipment, at cost
    Land                                                                      $   2,103,000       $   2,103,000
    Buildings and improvements                                                    4,011,000           4,028,000
    Equipment                                                                     3,574,000           3,542,000
----------------------------------------------------------------------------------------------------------------
                                                                              $   9,688,000       $   9,673,000
    Less accumulated depreciation                                                 3,998,000           3,950,000
----------------------------------------------------------------------------------------------------------------
        Net property and equipment                                            $   5,690,000       $   5,723,000
----------------------------------------------------------------------------------------------------------------
Other Assets                                                                  $     247,000       $     258,000
Goodwill, net of amortization of $86,000 and $76,000, respectively                  104,000             114,000
----------------------------------------------------------------------------------------------------------------
        Total assets                                                          $  10,379,000       $   9,517,000
================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Line of credit                                                            $   1,009,000       $     888,000
    Current maturities of long-term obligations                                     135,000             135,000
    Accounts payable                                                              1,340,000           1,037,000
    Accrued expenses (Note 2)                                                       879,000             742,000
    Income taxes payable                                                            104,000              75,000
----------------------------------------------------------------------------------------------------------------
        Total current liabilities                                             $   3,467,000       $   2,877,000
Long-Term Obligations, less current maturities                                    4,812,000           4,831,000
----------------------------------------------------------------------------------------------------------------
        Total liabilities                                                     $   8,279,000       $   7,708,000
----------------------------------------------------------------------------------------------------------------
Shareholders' Equity
    Common stock, no par value; authorized 10,000,000
        shares; issued and outstanding 2,287,000 shares                       $  11,345,000       $  11,345,000
    Accumulated deficit                                                          (9,245,000)         (9,536,000)
----------------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                            $   2,100,000       $   1,809,000
----------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity                            $  10,379,000       $   9,517,000
================================================================================================================



                 See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                                        Three Months Ended
                                                                                   April 1,            April 3,
                                                                              ----------------------------------
                                                                                       2000                1999
================================================================================================================
Revenues
    Retail                                                                    $   2,207,000       $   1,893,000
    Recycling                                                                     1,967,000             925,000
----------------------------------------------------------------------------------------------------------------
    Total revenues                                                            $   4,174,000       $   2,818,000
Cost of Revenues                                                                  2,170,000           1,898,000
----------------------------------------------------------------------------------------------------------------
    Gross profit                                                              $   2,004,000       $     920,000
Selling, General and Administrative Expenses                                      1,431,000           1,186,000
----------------------------------------------------------------------------------------------------------------
    Operating income (loss)                                                   $     573,000       $    (266,000)
Other Income (Expense)
    Other income                                                                      1,000              65,000
    Interest expense                                                               (187,000)           (197,000)
----------------------------------------------------------------------------------------------------------------
    Income (loss) before provision for income taxes                           $     387,000       $    (398,000)
Provision for Income Taxes                                                           96,000                   -
----------------------------------------------------------------------------------------------------------------
    Net income (loss)                                                         $     291,000       $    (398,000)

================================================================================================================

Basic Earnings (Loss) per Common Share                                        $        0.13       $       (0.23)

Diluted Earnings (Loss) per Common Share                                      $        0.10       $       (0.23)

================================================================================================================

Weighted Average Number of Common Shares Outstanding:
    Basic                                                                         2,287,000          1,769,000
    Diluted                                                                       2,812,000          1,769,000

================================================================================================================



                 See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                        Three Months Ended
                                                                                   April 1,            April 3,
                                                                              ----------------------------------
                                                                                       2000                1999
================================================================================================================
Cash Flows from Operating Activities
    Net income (loss)                                                         $     291,000       $    (398,000)
    Adjustments to reconcile net income (loss) to net
        cash provided by (used in) operating activities:
    Depreciation and amortization                                                    94,000             104,000
    Accretion of long-term debt discount                                              9,000               8,000
    (Gain) loss on sale of equipment                                                  5,000             (50,000)
    Change in current assets and liabilities:
            Accounts receivable                                                     119,000            (109,000)
            Inventories                                                            (932,000)             478,000
            Other current assets                                                     17,000              (2,000)
            Accounts payable                                                        289,000            (267,000)
            Accrued expenses                                                        150,000             (57,000)
            Income taxes payable                                                     29,000                   -
----------------------------------------------------------------------------------------------------------------
                Net cash provided by (used in) operating activities           $      71,000       $    (293,000)
----------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
    Purchases of property and equipment                                       $     (42,000)      $      (1,000)
    Proceeds from disposal of property and equipment                                      -              58,000
----------------------------------------------------------------------------------------------------------------
                Net cash provided by (used in) investing activities           $     (42,000)      $      57,000
----------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
    Increase (decrease) in line of credit                                     $     121,000       $    (135,000)
    Net proceeds from issuance of Common Stock and warrants                               -             482,000
    Payments on long-term obligations                                               (29,000)            (27,000)
----------------------------------------------------------------------------------------------------------------
                Net cash provided by financing activities                     $      92,000       $     320,000
----------------------------------------------------------------------------------------------------------------
    Increase in cash and cash equivalents                                     $     121,000       $      84,000
Cash and Cash Equivalents
    Beginning                                                                       220,000              14,000
----------------------------------------------------------------------------------------------------------------
    Ending                                                                    $     341,000       $      98,000
================================================================================================================
Supplemental Disclosures of Cash Flow Information
    Cash payments for:
            Interest                                                          $     171,000       $     164,000
            Income taxes                                                             67,000                   -
================================================================================================================



                 See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1. Financial Statements - In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company and its subsidiaries as of April 1, 2000 and the results of operations and its cash flows for the three-month periods ended April 1, 2000 and April 3, 1999. The results of operations for any interim period are not necessarily indicative of the results for the year. These interim consolidated financial statements should be read in conjunction with the Company's annual financial statements and related notes in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2000.

         Certain information and footnote disclosures included in the consolidated financial statements in accordance with generally accepted accounting principles have been condensed or omitted.

2.       Accrued Expenses
         Accrued expenses were as follows:

                                                    April 1,                 January 1,
                                                        2000                       2000
                                               -------------             --------------
               Compensation                    $     274,000             $      178,000
               Warranty                              194,000                    182,000
               Lease contingencies
                 and closing costs                    12,000                     19,000
               Other                                 399,000                    363,000
                                               -------------             --------------
                                               $     879,000             $      742,000
                                               =============             ==============


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

        Total revenues for the three months ended April 1, 2000 were $4,174,000 compared to $2,818,000 for the three months ended April 3, 1999, an increase of 48%, mainly as a result of an increase in recycling revenues. Retail revenues for the three months ended April 1, 2000 were $2,207,000, compared to $1,893,000 for the three months ended April 3, 1999, an increase of 17%. Same-store retail sales increased 54% (a sales comparison of six stores that were open the entire first three months of both 2000 and 1999). The increase in retail sales was primarily due to increased sales of Whirlpool products offset by a decrease in sales of reconditioned products. Currently, the Company has six retail locations. The Company closed a smaller store in the Minneapolis/Saint Paul market in April 2000. The Company also opened a 30,000 square foot store in the Ohio market in April 2000. The Company experiences seasonal fluctuations and expects retail sales to be higher in the second and third calendar quarters than in the first and fourth calendar quarters, reflecting consumer purchasing cycles.

        Recycling revenues increased to $1,967,000 in the three months ended April 1, 2000 from $925,000 in the same period of 1999, an increase of 113%. The increase in recycling revenues was primarily due to the increase of $875,000 in the recycling volumes principally related to the contract with Southern California Edison Company ("Edison"). In addition, the sales of CFC's increased primarily due to an increased volume of refrigerators recycled related to the contract with Edison. The recycling volumes from the Edison contract increased in the first quarter of 2000 compared to the previous year due to the continuance of the program into the first quarter of 2000 prior to a new contract being entered into. Edison has been approved by the California Public Utilities Commission ("CPUC") for a program in 2000 and the Company expects to shortly enter into a contract with Edison for the year 2000. The contract for 2000 does not provide for a minimum number of refrigerators to be recycled. The Company currently expects the year 2000 program to be at approximately the same level as 1999. The timing and amount of revenues will be dependent on advertising by Edison.

        Gross profit as a percentage of total revenues increased to 48.0% for the three months ended April 1, 2000 from 32.6% for the three months ended April 3, 1999. The increase was primarily due to higher recycling revenues from the Edison contract without a corresponding increase in expenses and improved mix of inventory for retail sales. Gross profit as a percentage of total revenues for future periods can be affected favorably or unfavorably by numerous factors, including the volume of appliances recycled from the expected Edison contract, the mix of retail product sold during the period and the price and volume of byproduct revenues. The Company believes that gross profit as a percentage of total revenues for the year will approximate the gross profit as a percentage of total revenues of the first quarter of 2000.

        Selling, general and administrative expenses for the three months ended April 1, 2000 increased by $245,000 or 20.7% from the same period in 1999. Selling expenses for the three months ended April 1, 2000 increased by $46,000 or 10.8% from the same period in 1999. The increase in selling expenses was primarily due to an increase in advertising and sales commissions. General and administrative expenses for the three months ended April 1, 2000 increased by $199,000 or 26.2% from the same period in 1999. The increase in general and administrative expense was primarily due to an increase in personnel costs and consultant fees for the Company's computer systems.

        Interest expense was $187,000 for the three months ended April 1, 2000 compared to $197,000 for the same period in 1999. The decrease was due to a lower average borrowed amount in the three months ended April 1, 2000 than in the same period in 1999.

        The Company recorded a provision for income taxes for the three months ended April 1, 2000 of $96,000. The Company has net operating loss carryovers of approximately $8,425,000 at April 1, 2000, which are available to reduce taxable income and in turn income taxes payable in future years. Future utilization of these loss and credit carryforwards is subject to certain limitations under provisions of the Internal Revenue Code including limitations subject to Section 382, which relate to a 50 percent change in control over a three-year period, and are further dependent upon the Company attaining profitable operations. The Company believes that the issuance of Common Stock during 1999 resulted in an "ownership change" under Section 382. Accordingly, the Company's ability to use net operating loss carryforwards generated prior to February 1999 may be limited to approximately $56,000 per year. At April 1, 2000, the Company had a valuation allowance recorded against its net deferred tax assets of approximately $4,085,000, due to uncertainty of realization. The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to become available to reduce taxable income.

        The Company recorded net income of $291,000 for the three months ended April 1, 2000 compared to a net loss of $398,000 in the same period of 1999. The increase in the net income was primarily due to an increase in the gross profit as a percentage of total revenues offset by a slight increase in selling, general and administrative expenses.


LIQUIDITY AND CAPITAL RESOURCES

        At April 1, 2000, the Company had working capital of $871,000 compared to working capital of $545,000 at January 1, 2000. Cash and cash equivalents increased to $341,000 at April 1, 2000 from $220,000 at January 1, 2000. Net cash provided by operating activities was $71,000 for the three months ended April 1, 2000 compared to net cash used in operating activities of $293,000 in the same period of 1999. The increase in cash provided by operating activities was primarily due to the increase in net income.

        The Company's capital expenditures for the three months ended April 1, 2000 and April 3, 1999 were approximately $42,000 and $1,000, respectively. The 2000 capital expenditures were primarily related to the purchase of computer equipment. The 1999 capital expenditures were primarily related to building improvements.

        As of April 1, 2000, the Company had a $2.0 million line of credit with a lender. The interest rate on the line as of April 1, 2000 was 14%. The amount of borrowings available under the line of credit is based on a formula using receivables and inventories. The line of credit has a stated maturity date of August 30, 2000, if not renewed, and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time. The line of credit is secured by substantially all the Company's assets, is guaranteed by the President of the Company and requires minimum monthly interest payments of $5,625 regardless of the outstanding principal balance. The lender is also secured by an inventory repurchase agreement with Whirlpool Corporation. The loan requires that the Company meet certain financial covenants, provides payment penalties for noncompliance, limits the amount of other debt the Company can incur, limits the amount of spending on fixed assets and limits payments of dividends. At April 1, 2000, the Company had unused borrowing capacity of $204,000.

        Edison has been approved by the CPUC for a program in 2000 and the Company expects to shortly enter into a contract with Edison for the year 2000. The contract for 2000 does not provide for a minimum number of refrigerators to be recycled. The Company currently expects the year 2000 program to be at approximately the same level as 1999. The timing and amount of revenues will be dependent on advertising by Edison.

        The Company believes, based on the anticipated revenues from the expected Edison contract, anticipated sales per retail store and the related anticipated gross profit, that its cash balance, anticipated funds generated from operations and its current line of credit, if renewed in August 2000, will be sufficient to finance its operations and capital expenditures through December 2000. The Company's total capital requirements will depend, among other things as discussed below, on the recycling volumes generated from the expected Edison program in 2000 and on the number and size of retail stores operating during the fiscal year. Currently, the Company has three centers and six stores in operation. If revenues are lower than anticipated or expenses are higher than anticipated or the line of credit cannot be maintained, the Company may require additional capital to finance operations. Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (common or preferred stock) or other securities. There can be no assurance that the line of credit will be renewed or such additional sources of financing will be available or available on terms satisfactory to the Company or permitted by the Company's current lenders.


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


PART I:  ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
--------------------------------------------------------------------------------

MARKET RISK AND IMPACT OF INFLATION

         The Company does not believe there is any significant risk related to interest rate fluctuations since all debt has a fixed rate. Also, the Company believes that inflation has not had a material impact on the results of operations for the three-month period ended April 1, 2000. However, there can be no assurance that future inflation will not have an adverse impact on the Company's operating results and financial conditions.

PART II.    OTHER INFORMATION
--------------------------------------------------------------------------------


ITEM 1 -    LEGAL PROCEEDINGS

                 The Company and its subsidiaries are involved in various legal proceedings arising in the normal course of business, none of which is expected to result in any material loss to the Company or any of its subsidiars.

ITEM 2 -    CHANGES IN SECURITIES AND USE OF PROCEEDS - None

ITEM 3 -    DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4 -    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            On April 27, 2000, the Company held its Annual Meeting of Shareholders. At the meeting, Edward R. Cameron, Duane S. Carlson, Harry W. Spell, Marvin Goldstein and George B. Bonniwell were elected as directors for 2000. The shareholders also ratified the appointment of McGladrey & Pullen, LLP as independent auditors for the fiscal year ending December 30, 2000.

ITEM 5 -    OTHER INFORMATION - None

ITEM 6 -    EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibit No. 27 - Financial Data Schedule

            (b) The Company did not file any reports on Form 8-K during the three months ended April 1, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                Appliance Recycling Centers of America, Inc.
                                Registrant





Date:  May 12, 2000             /s/Edward R. Cameron
                                --------------------
                                Edward R. Cameron
                                President




Date:  May 12, 2000             /s/Linda Koenig
                                --------------------
                                Linda Koenig
                                Controller