Form 10-Q
period 2000-07-01
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2000-08-15
CIK 862861

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 1, 2000

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

                   YES __X__                        NO

As of August 11, 2000, the number of shares outstanding of the registrant's no par value common stock was 2,286,744 shares.

                  APPLIANCE RECYCLING CENTERS OF AMERICA, INC.



                                      INDEX




PART I.      FINANCIAL INFORMATION

   Item 1:   Financial Statements:

             Consolidated Balance Sheets as of
             July 1, 2000 and January 1, 2000

             Consolidated Statements of Operations for the Three and Six Months Ended July 1, 2000 and July 3, 1999

             Consolidated Statements of Cash Flows for the
             Six Months Ended July 1, 2000 and July 3, 1999

             Notes to Consolidated Financial Statements

   Item 2:   Management's Discussion and Analysis
             of Financial Condition and Results of Operations

   Item 3:   Quantitative and Qualitative Disclosure about Market Risk

PART II.     OTHER INFORMATION

Appliance Recycling Centers of America, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                                July 1,         January 1,
                                                                                 2000              2000
-----------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
    Cash and cash equivalents                                               $    394,000      $    220,000
    Accounts receivable, net of allowance of $24,000
        and $25,000, respectively                                              1,940,000         1,452,000
    Inventories, net of reserves of $462,000 and $275,000, respectively        3,277,000         1,586,000
    Deferred income taxes                                                         75,000            75,000
    Other current assets                                                         135,000            89,000
-----------------------------------------------------------------------------------------------------------
        Total current assets                                                $  5,821,000      $  3,422,000
-----------------------------------------------------------------------------------------------------------
Property and Equipment, at cost
    Land                                                                    $  2,103,000      $  2,103,000
    Buildings and improvements                                                 3,996,000         4,028,000
    Equipment                                                                  3,671,000         3,542,000
-----------------------------------------------------------------------------------------------------------
                                                                            $  9,770,000      $  9,673,000
    Less accumulated depreciation                                              4,036,000         3,950,000
-----------------------------------------------------------------------------------------------------------
        Net property and equipment                                          $  5,734,000      $  5,723,000
-----------------------------------------------------------------------------------------------------------
Other Assets                                                                $    236,000      $    258,000
Goodwill, net of amortization of $95,000 and $76,000, respectively                95,000           114,000
-----------------------------------------------------------------------------------------------------------
        Total assets                                                        $ 11,886,000      $  9,517,000
===========================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Line of credit                                                          $  1,742,000      $    888,000
    Current maturities of long-term obligations                                  250,000           135,000
    Accounts payable                                                           1,555,000         1,037,000
    Accrued expenses (Note 2)                                                    905,000           742,000
    Income taxes payable                                                         316,000            75,000
-----------------------------------------------------------------------------------------------------------
        Total current liabilities                                           $  4,768,000      $  2,877,000
Long-Term Obligations, less current maturities                                 4,678,000         4,831,000
-----------------------------------------------------------------------------------------------------------
        Total liabilities                                                   $  9,446,000      $  7,708,000
-----------------------------------------------------------------------------------------------------------
Shareholders' Equity
    Common stock, no par value; authorized 10,000,000
        shares; issued and outstanding 2,287,000 shares                     $ 11,345,000      $ 11,345,000
    Accumulated deficit                                                       (8,905,000)       (9,536,000)
-----------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                          $  2,440,000      $  1,809,000
-----------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity                          $ 11,886,000      $  9,517,000
===========================================================================================================

                 See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                              Three Months Ended                  Six Months Ended
                                                            July 1,          July 3,          July 1,          July 3,
                                                             2000             1999             2000             1999
------------------------------------------------------------------------------------------------------------------------
Revenues
     Retail                                              $ 3,020,000      $ 2,111,000      $ 5,227,000      $ 4,004,000
     Recycling                                             2,799,000        1,942,000        4,766,000        2,867,000
------------------------------------------------------------------------------------------------------------------------
     Total revenues                                      $ 5,819,000      $ 4,053,000      $ 9,993,000      $ 6,871,000
Cost of Revenues                                           3,280,000        2,305,000        5,450,000        4,203,000
------------------------------------------------------------------------------------------------------------------------
     Gross profit                                        $ 2,539,000      $ 1,748,000      $ 4,543,000      $ 2,668,000
Selling, General and Administrative Expenses               1,734,000        1,345,000        3,165,000        2,531,000
------------------------------------------------------------------------------------------------------------------------
     Operating income                                    $   805,000      $   403,000      $ 1,378,000      $   137,000
Other Income (Expense)
     Other income                                              7,000           44,000            8,000          109,000
     Interest expense                                       (225,000)        (196,000)        (412,000)        (393,000)
------------------------------------------------------------------------------------------------------------------------
     Income (loss) before provision for income taxes     $   587,000      $   251,000      $   974,000      $  (147,000)
Provision for Income Taxes                                   246,000               --          342,000               --
------------------------------------------------------------------------------------------------------------------------
     Net income (loss)                                   $   341,000      $   251,000      $   632,000      $  (147,000)
========================================================================================================================
Earnings (Loss) per Common Share
     Basic                                               $      0.15      $      0.11      $      0.28      $     (0.07)
     Diluted                                             $      0.12      $      0.11      $      0.22      $     (0.07)
========================================================================================================================
Weighted Average Number of
     Common Shares Outstanding:
     Basic                                                 2,287,000        2,267,000        2,287,000        2,018,000
     Diluted                                               2,920,000        2,267,000        2,866,000        2,018,000
========================================================================================================================

                 See Notes to Consolidated Financial Statements

Appliance Recycling Centers of America, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                            Six Months Ended
                                                                         July 1,          July 3,
                                                                          2000             1999
---------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
     Net income (loss)                                                $   632,000      $  (147,000)
     Adjustments to reconcile net income (loss) to net
         cash used in operating activities:
     Depreciation and amortization                                        189,000          204,000
     Accretion of long-term debt discount                                  19,000           16,000
     (Gain) loss on disposal of equipment                                   6,000          (52,000)
     Changes in current assets and liabilities:
     (Increase) decrease in:
         Receivables                                                     (488,000)        (630,000)
         Inventories                                                   (1,692,000)         628,000
         Other current assets                                             (48,000)         (43,000)
     Increase (decrease) in:
         Accounts payable                                                 504,000          (79,000)
         Income taxes payable                                             240,000               --
         Accrued expenses                                                 176,000         (132,000)
---------------------------------------------------------------------------------------------------
              Net cash used in operating activities                   $  (462,000)     $  (235,000)
---------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
     Purchase of property and equipment                               $  (160,000)     $   (48,000)
     Proceeds from disposal of property and equipment                          --           66,000
---------------------------------------------------------------------------------------------------
              Net cash provided by (used in) investing activities     $  (160,000)     $    18,000
---------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
     Increase (decrease) in line of credit                            $   854,000      $   (11,000)
     Payments on long-term obligations                                    (58,000)         (56,000)
     Proceeds from sale of common stock                                        --          476,000
---------------------------------------------------------------------------------------------------
              Net cash provided by financing activities               $   796,000      $   409,000
---------------------------------------------------------------------------------------------------
     Increase in cash and cash equivalents                            $   174,000      $   192,000
Cash and Cash Equivalents
     Beginning                                                            220,000           14,000
===================================================================================================
     Ending                                                           $   394,000      $   206,000
===================================================================================================
Supplemental Disclosures of Cash Flow Information
         Cash payments for interest                                   $   305,000      $   279,000
         Cash payments for income taxes                               $   103,800      $        --

===================================================================================================

                See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.      Financial Statements

        In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company and its subsidiaries as of July 1, 2000, and the results of operations for the three-month and six-month periods ended July 1, 2000 and July 3, 1999 and its cash flows for the six-month periods ended July 1, 2000 and July 3, 1999. The results of operations for any interim period are not necessarily indicative of the results for the year. These interim consolidated financial statements should be read in conjunction with the Company's annual financial statements and related notes in the Company's Annual Report on Form 10-K for the year ended January 1, 2000.

        Certain information and footnote disclosures included in the Company's annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

2.      Accrued Expenses

        Accrued expenses were as follows:

                                             July 1,       January 1,
                                              2000            2000
                                          -----------     -----------
               Compensation               $   270,000     $   178,000
               Warranty                       194,000         182,000
               Other                          441,000         382,000
                                          -----------     -----------
                                          $   905,000     $   742,000
                                          ===========     ===========


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

        Total revenues for the three and six months ended July 1, 2000 were $5,819,000 and $9,993,000, respectively, compared to $4,053,000 and
        $6,871,000 for the same periods in the prior year.

        Retail sales accounted for approximately 52% of revenues in the second quarter of 2000. Retail revenues for the three and six months ended July 1, 2000 increased by $909,000 or 43% and $1,223,000 or 31%, respectively, from the same periods in the prior year. Second quarter same-store retail sales increased 46% (a sales comparison of five stores that were open the entire second quarters of both 2000 and 1999.) The increase in retail sales was primarily due to increased advertising and the opening of an additional store during the second quarter of 2000, partially offset by a decrease in sales of reconditioned appliances.

        Currently, the Company has six retail locations compared to seven retail locations at the end of last year's second quarter. During the second quarter of this year, the Company closed a smaller store in the Minneapolis/Saint Paul market and also opened a 30,000 square foot store in the Ohio market. The Company experiences seasonal fluctuations and expects retail sales to be higher in the second and third calendar quarters than in the first and fourth calendar quarters, reflecting consumer purchasing cycles.

        Recycling revenues for the three and six months ended July 1, 2000 increased by $857,000 or 44% and $1,899,000 or 66%, respectively, from the same periods in the prior year. The increases in recycling revenues were primarily due to an increase in refrigerator recycling volumes principally related to the contract with Southern California Edison Company ("Edison"). In addition, the increases were also due to an increase in CFC prices and scrap metal prices. In June 2000, the Company signed a two-year contract with Edison to continue its refrigerator recycling program through December 30, 2001. The two-year contract does not provide for a minimum number of refrigerators to be recycled in either the year 2000 or 2001. The contract is expected to generate recycling volumes for each of the two years at approximately the same level attained under the 1999 contract. The timing and amount of revenues will be dependent on advertising by Edison.

        Gross profit as a percentage of total revenues for the three and six months ended July 1, 2000 increased to 44% and 45%, respectively, from 43% and 39%, respectively, for the three and six months ended July 3, 1999. The increases were primarily due to higher recycling revenues from the Edison contract without a corresponding increase in expenses and improved mix of inventory for retail sales. Gross profit as a percentage of total revenues for future periods can be affected favorably or unfavorably by numerous factors, including the volume of appliances recycled from the Edison contract, the mix of retail product sold during the period and the price and volume of byproduct revenues. The Company believes that gross profit as a percentage of total revenues for the year 2000 will approximate the gross profit as a percentage of total revenues for the first six months of this year.

        Selling, general and administrative expenses for the three and six months ended July 1, 2000 increased by $389,000 or 29% and $634,000 or 25%, respectively, from the same periods in 1999. Selling expenses for the three and six months ended July 1, 2000 increased by $237,000 or 51% and $284,000 or 32%, respectively, from the same periods in 1999. The increase in selling expenses was primarily due to opening an additional retail store during the second quarter of 2000 and an increase in advertising and sales commissions. General and administrative expenses for the three and six months ended July 1, 2000 increased by $152,000 or 17% and $350,000 or 21%, respectively, from the same periods in 1999. The increase in general and administrative expenses was primarily due to an increase in personnel costs and consultant fees for the Company's computer systems.

        Interest expense was $225,000 for the three months and $412,000 for the six months ended July 1, 2000 compared to $196,000 and $393,000 for the same periods in 1999. The increase in interest expense was due to a higher average borrowed amount for the three and six months ended July 1, 2000 than in the same periods in 1999 and an increase in the interest rate on the line of credit during the second quarter of this year.

        The Company recorded a provision for income taxes for the three and six months ended July 1, 2000 of $246,000 and $342,000, respectively. The Company has net operating loss carryovers of approximately $8,425,000 at July 1, 2000, which are available to reduce taxable income and in turn income taxes payable in future years. However, future utilization of these loss and credit carryforwards is subject to certain limitations under provisions of the Internal Revenue Code including limitations subject to Section 382, which relate to a 50 percent change in control over a three-year period, and are further dependent upon the Company maintaining profitable operations. The Company believes that the issuance of Common Stock during 1999 resulted in an "ownership change" under Section 382. Accordingly, the Company's ability to use net operating loss carryforwards generated prior to February 1999 may be limited to approximately $56,000 per year. At July 1, 2000, the Company had a valuation allowance recorded against its net deferred tax assets of approximately $4,085,000, due to undercertainty of realization. The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to become available to reduce taxable income.

        The Company recorded net income of $341,000 and $632,000 for the three months and six months ended July 1, 2000, respectively, compared to net income of $251,000 and a net loss of $147,000 in the same periods of 1999. The increase in net income for the three months ended July 1, 2000 compared to the same period in the previous year was primarily due to higher revenues, gross profit as a percentage of total revenues remaining about the same as the previous periods offset by an increase in selling, general and administrative expenses. The increase in net income for the six months ended July 1, 2000 compared to the same period in the previous year was primarily due to an increase in the gross profit as a percentage of total revenues offset by an increase in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

        At July 1, 2000, the Company had working capital of $1,053,000 compared to working capital of $545,000 at January 1, 2000. Cash and cash equivalents increased to $394,000 at July 1, 2000 from $220,000 at January 1, 2000. Net cash used in operating activities was $462,000 for the six months ended July 1, 2000 compared to $235,000 in the same period of 1999. The increase in cash used in operating activities was primarily due to an increase in inventories offset by an increase in the net income for the period.

        The Company's capital expenditures for the six months ended July 1, 2000 and July 3, 1999 were approximately $160,000 and $48,000, respectively. The 2000 capital expenditures were related to the purchase of computer equipment. The 1999 capital expenditures were primarily related to building improvements and the purchase of computer equipment.

        As of July 1, 2000, the Company has a $2.0 million line of credit with a lender. The interest rate as of July 1, 2000 was 14.5%. The amount of borrowings available under the line of credit is based on a formula using receivables and inventories. The line of credit has a stated maturity date of August 30, 2000, if not renewed, and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time. The line of credit is secured by substantially all of the Company's assets, is guaranteed by the President of the Company, and requires minimum monthly interest payments of $5,625 regardless of the outstanding principal balance. The lender is also secured by an inventory repurchase agreement with Whirlpool Corporation. The line also requires that the Company meet certain financial covenants, provides payment penalties for noncompliance, limits the amount of other debt the Company can incur, limits the amount of spending on fixed assets and limits payments of dividends. At July 1, 2000, the Company had unused borrowing capacity of $258,000. Currently, the Company is investigating options to replace or renew its line of credit.

        In June 2000, the Company signed a two-year contract with Edison to continue its refrigerator recycling program through December 30, 2001. The two-year contract does not provide for a minimum number of refrigerators to be recycled in either the year 2000 or 2001. The contract is expected to generate recycling volumes for each of the two years at approximately the same level attained under the 1999 contract. The timing and amount of revenues will be dependent on advertising by Edison.

        The Company believes, based on the anticipated revenues from the Edison contract and the anticipated sales per retail store, that its cash balance, anticipated funds generated from operations and its current line of credit, if renewed in August 2000, will be sufficient to finance its operations and capital expenditures through December 2000. The Company's total capital requirements will depend upon, among other things as discussed below, the recycling volumes generated from the Edison program in 2000 and the number and size of retail stores operating during the fiscal year. Currently, the Company has three centers and six stores in operation. If revenues are lower than anticipated or expenses are higher than anticipated or the line of credit cannot be maintained, the Company may require additional capital to finance operations. Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (common or preferred stock) or other securities. There can be no assurance that the line of credit will be renewed or replaced or such additional sources of financing will be available or available on terms satisfactory to the Company or permitted by the Company's current lender.

FORWARD-LOOKING STATEMENTS

        Statements regarding the Company's future operations, performance and results, and anticipated liquidity discussed herein are forward-looking and therefore are subject to certain risks and uncertainties, including those discussed herein. Any forward-looking information regarding the operations of the Company will be affected primarily by the Company's continued ability to purchase product from Whirlpool at acceptable prices and the ability and timing of Edison to deliver units under its contract with the Company. In addition, any forward-looking information will also be affected by the ability of individual retail stores to meet planned revenue levels, the speed at which individual retail stores reach profitability, costs and expenses being realized at higher than expected levels, the Company's ability to secure an adequate supply of used appliances for resale and the continued availability of the Company's current line of credit or the ability to replace the current line of credit.

PART I: ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
--------------------------------------------------------------------------------

MARKET RISK AND IMPACT OF INFLATION

        The Company does not believe there is any significant risk related to interest rate fluctuations since all long-term debt has a fixed rate. However, the interest rate on the line of credit is based on the prime rate. Also, the Company believes that inflation has not had a material impact on the results of operations for the six-month period ended July 1, 2000. However, there can be no assurance that future inflation will not have an adverse impact on the Company's operating results and financial condition.

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

ITEM 2 -  CHANGES IN SECURITIES AND USE OF PROCEEDS - None

ITEM 3 -  DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On April 27, 2000 the Annual Meeting of Shareholders of Appliance Recycling Centers of America, Inc. was held to obtain the approval of shareholders of record as of March 17, 2000 in connection with the three matters indicated below. Proxies were mailed to the holders of 2,286,744 shares. Following is a brief description of each matter voted on at the meeting and the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes, as to each matter:

                                                         Vote
                                          ---------------------------------
             Matter                           For        Withhold Authority
             ------                           ---        ------------------
          1. Election of Directors:
             Edward R. Cameron            1,968,282             5,588
             George B. Bonniwell          1,968,282             5,588
             Duane S. Carlson             1,968,332             5,538
             Harry W. Spell               1,968,252             5,618
             Marvin Goldstein             1,968,237             5,633

          2. Ratification of McGladrey & Pullen, LLP as independent public accountants for fiscal year 2000.

                                             Vote
                       --------------------------------------------------
                           For        Against     Abstain       Not Voted
                           ---        -------     -------       ---------
                       1,970,356        482        3,032            0

ITEM 5 -  EXHIBITS AND REPORTS ON FORM 8-K

          (i) Exhibit 10 - Agreement dated June 12, 2000 between Southern California Edison Company and Appliance Recycling Centers of America, Inc.

          (ii)      Exhibit No. 27 - Financial Data Schedule

          (b) The Company did not file any reports on Form 8-K during the three months ended July 1, 2000.

ITEM 6 -  OTHER INFORMATION - None

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



                                    Appliance Recycling Centers of America, Inc.
                                    --------------------------------------------
                                                     Registrant





Date: August 11, 2000               /s/ Edward R. Cameron
                                    ---------------------------------------
                                    Edward R. Cameron
                                    President





Date: August 11, 2000               /s/ Linda Koenig
                                    ---------------------------------------
                                    Linda Koenig
                                    Controller