Form 10-Q
period 2000-09-30
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2000-11-14
CIK 862861

Form 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-19621

APPLIANCE RECYCLING CENTERS of AMERICA, INC.

Minnesota (State or other jurisdiction of incorporation or organization) 7400 Excelsior Blvd. Minneapolis, Minnesota 55426-4517 (Address of principal executive offices)	41-1454591 (I.R.S. Employer Identification No.)

(612) 930-9000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

YES    X           NO

As of November 10, 2000, the number of shares outstanding of the registrant’s no par value common stock was 2,286,744 shares.

APPLIANCE RECYCLING CENTERS of AMERICA, INC.

Index

PART I.	FINANCIAL INFORMATION

Item 1:	Financial Statements:
Consolidated Balance Sheets as of
September 30, 2000 and January 1, 2000
Consolidated Statements of Operations for the
Three and Nine Months Ended September 30, 2000
and October 2, 1999
Consolidated Statements of Cash Flows for the
Nine Months Ended September 30, 2000
and October 2, 1999
Notes to Consolidated Financial Statements
Item 2:	Management’s Discussion and Analysis
of Financial Condition and Results of Operations
Item 3:	Quantitative and Qualitative Disclosure about
Market Risk
PART II.	OTHER INFORMATION

Appliance Recycling Centers of America, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2000	January 1, 2000

ASSETS
Current Assets
Cash and cash equivalents	$ 664,000	$ 220,000
Accounts receivable, net of allowance of $16,000
and $25,000, respectively	2,206,000	1,452,000
Inventories , net of reserves of $465,000 and $275,000, respectively	3,155,000	1,586,000
Deferred income taxes	75,000	75,000
Other current assets	416,000	89,000

Total current assets	$ 6,516,000	$ 3,422,000

Property and Equipment, at cost
Land (Note 4)	$ 2,050,000	$ 2,103,000
Buildings and improvements (Note 4)	3,535,000	4,028,000
Equipment	3,828,000	3,542,000

	$ 9,413,000	$ 9,673,000
Less accumulated depreciation	3,851,000	3,950,000

Net property and equipment	$ 5,562,000	$ 5,723,000

Other Assets	$ 224,000	$ 258,000
Goodwill, net of amortization of $105,000 and $76,000, respectively	86,000	114,000

Total assets	$ 12,388,000	$ 9,517,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Line of credit (Note 3)	$ 1,904,000	$ 888,000
Current maturities of long-term obligations	284,000	135,000
Accounts payable	1,343,000	1,037,000
Accrued expenses (Note 2)	1,124,000	742,000
Unrealized gain (Note 4)	78,000	—
Income taxes payable	456,000	75,000

Total current liabilities	$ 5,189,000	$ 2,877,000
Long-Term Obligations, less current maturities	4,502,000	4,831,000

Total liabilities	$ 9,691,000	$ 7,708,000

Shareholders’ Equity
Common stock, no par value; authorized 10,000,000 shares;
issued and outstanding 2,287,000 shares	$ 11,345,000	$ 11,345,000
Accumulated deficit	(8,648,000)	(9,536,000)

Total shareholders’ equity	$ 2,697,000	$ 1,809,000

Total liabilities and shareholders’ equity	$ 12,388,000	$ 9,517,000

See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2000	October 2, 1999	September 30, 2000	October 2, 1999

Revenues
Retail	$ 3,681,000	$ 2,100,000	$ 8,908,000	$ 6,104,000
Recycling	2,507,000	2,589,000	7,273,000	5,456,000

Total revenues	$ 6,188,000	$ 4,689,000	$ 16,181,000	$ 11,560,000
Cost of revenues	3,782,000	2,429,000	9,232,000	6,632,000

Gross profit	$ 2,406,000	$ 2,260,000	$ 6,949,000	$ 4,928,000
Selling, general and administrative expenses	1,997,000	1,536,000	5,162,000	4,067,000

Operating income	$ 409,000	$ 724,000	$ 1,787,000	$ 861,000
Other income (expense)
Other income (Note 4)	281,000	8,000	289,000	117,000
Interest expense	(222,000)	(200,000)	(634,000)	(594,000)

Income before provision for income taxes	$ 468,000	$ 532,000	$ 1,442,000	$ 384,000
Provision for income taxes	211,000	–	554,000	–

Net income	$ 257,000	$ 532,000	$ 888,000	$ 384,000

Basic Earnings per Common Share	$ 0.11	$ 0.23	$ 0.39	$ 0.18

Diluted Earnings per Common Share	$ 0.09	$ 0.22	$ 0.31	$ 0.18

Weighted Average Number of Common Shares Outstanding
Basic	2,287,000	2,271,000	2,287,000	2,102,000
Diluted	2,948,000	2,371,000	2,893,000	2,146,000

See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2000	October 2, 1999

Cash Flows from Operating Activities
Net income	$ 888,000	$ 384,000
Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation and amortization	278,000	301,000
Gain on sale of property and equipment	(253,000)	(54,000)
Accretion of long-term debt discount	29,000	25,000
Changes in assets and liabilities:
(Increase) decrease in:
Receivables	(754,000)	(1,080,000)
Inventories	(1,569,000)	365,000
Other current assets	(327,000)	(54,000)
Increase (decrease) in:
Accounts payable	306,000	(138,000)
Accrued expenses	382,000	39,000
Income Taxes Payable	381,000	–

Net cash used in operating activities	$ (639,000)	$ (212,000)

Cash Flows from Investing Activities
Purchases of property and equipment	$ (391,000)	$ (161,000)
Proceeds from disposal of property and equipment	667,000	68,000

Net cash provided by (used in) investing activities	$ 276,000	$ (93,000)

Cash Flows from Financing Activities
Increase in line of credit	1,016,000	$ 52,000
Payments on long-term obligations	(286,000)	(81,000)
Proceeds from sale of common stock	–	475,000
Proceeds from long-term debt obligations	77,000	–

Net cash provided by financing activities	$ 807,000	$ 446,000

Increase in cash and cash equivalents	$ 444,000	$ 141,000
Cash and Cash Equivalents
Beginning	220,000	14,000

Ending	$ 664,000	$ 155,000

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$ 605,000	$ 508,000
Cash payments for income taxes	$ 177,000	$ –

See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Financial Statements
In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company and its subsidiaries as of September 30, 2000, and the results of their operations for the three-month and nine-month periods ended September 30, 2000 and October 2, 1999 and their cash flows for the nine-month periods ended September 30, 2000 and October 2, 1999. The results of operations for any interim period are not necessarily indicative of the results for the year. These interim consolidated financial statements should be read in conjunction with the Company’s annual financial statements and related notes in the Company’s Annual Report on Form 10-K for the year ended January 1, 2000.

2.	Accrued Expenses
Accrued expenses were as follows:

	September 30, 2000	January 1, 2000

Compensation	$ 418,000	$178,000
Warranty	199,000	182,000
Other	507,000	382,000

	$1,124,000	$742,000

3.	In September 2000, the Company secured an expanded $5,000,000 line of credit with its current lender that replaces the previous $2,000,000 line of credit. The expanded line of credit has a lower interest rate and is no longer guaranteed by the President of the Company. The new line of credit will be used primarily to finance inventories of the Company’s ApplianceSmart retail operation.

4.	In September 2000, the Company recognized a gain of $257,000 from the sale of the ApplianceSmart outlet property in Saint Paul, Minnesota. The Company is still operating this outlet and has an operating lease on this outlet until September 30, 2001. Therefore, the Company has an unrecognized gain of $78,000 that will be recognized as income on a straight-line basis over the remaining 12-month lease term.

PART I: ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the Company’s level of operations and financial condition. This discussion should be read with the consolidated financial statements appearing in Item 1.

RESULTS OF OPERATIONS

The Company generates revenues from two sources: retail and recycling. Retail revenues are sales of appliances, warranty and service revenue and delivery fees. Recycling revenues are fees charged for the disposal of appliances and sales of scrap metal and reclaimed chlorofluorocarbons (“CFCs”) generated from processed appliances.

Total revenues for the three and nine months ended September 30, 2000 were $6,188,000 and $16,181,000, respectively, compared to $4,689,000 and $11,560,000 for the same periods in the prior year.

Retail sales accounted for approximately 59% of revenues in the third quarter of 2000. Retail revenues for the three and nine months ended September 30, 2000 increased by $1,581,000 or 75% and by $2,804,000 or 46%, respectively, from the same periods in the prior year. Third quarter same-store retail sales increased 53% (a sales comparison of 5 stores that were open the entire third quarters of 2000 and 1999). The increase in retail sales was primarily due to an increase in scratch and dent appliance sales offset by a decrease in reconditioned appliance sales. The increase in scratch and dent appliance sales was primarily due to increased advertising and a 30,000 square foot store being opened offset by a smaller store being closed in 2000.

The Company had six retail locations at the end of both the current and last year’s third quarter; however, during the second quarter of this year, the Company closed a smaller store in the Minneapolis/Saint Paul market and opened a 30,000 square foot store in the Ohio market. The Company is currently investigating sites for a new retail location. The Company experiences seasonal fluctuations and expects retail sales to be higher in the second and third calendar quarters than in the first and fourth calendar quarters, reflecting consumer purchasing cycles.

RESULTS OF OPERATIONS — CONTINUED

Recycling revenues for the three and nine months ended September 30, 2000 decreased slightly by $82,000 or 3% and increased by $1,817,000 or 33%, respectively, from the same periods in the prior year. The slight decrease in recycling revenue in the third quarter of 2000 was primarily due to recycling volumes nearing the upper limits of the number of units to be recycled under the contract with Southern California Edison Company (“Edison”) and a decrease in scrap metal revenue. The decrease in scrap metal revenue was due to a combination of lower scrap metal prices and increased cost of transporting the scrap to the scrap yard offset by an increase in CFC prices. The increase in recycling revenue for the nine months ended September 30, 2000 was primarily due to more recycling volume from the Edison contract occurring in the first nine months of 2000 compared to the same period in 1999. Total recycling volume under this Edison contract for the year 2000 is expected to be approximately the same as 1999. Therefore, recycling revenue from this Edison contract was higher in the first quarter of 2000 and is expected to be lower in the fourth quarter of 2000 compared to comparable periods in 1999. Also, the increase was due to an increase in CFC prices during the first nine months of 2000 compared to the same period in 1999.

In October 2000, the Company signed a contract with Edison to implement a recycling program in the service areas of Pacific Gas & Electric (the San Francisco Bay area) and San Diego Gas & Electric (“Summer Initiative”). This contract is in accordance with a ruling issued by the California Public Utilities Commission (“CPUC”). Under the Summer Initiative, the Company expects to recycle approximately 30,000 to 40,000 units through the end of 2001. This recycling is in addition to the existing program with Edison which is expected to recycle approximately 36,000 units in 2001. As with its existing Edison program, there are no guaranteed minimum number of units that must be recycled under the Summer Initiative. The Company began the Summer Initiative in September of 2000 and expects to be fully operational in the first quarter of 2001. For the contract period, the CPUC has budgeted $8,500,000, which includes a $75 per unit incentive payment to residential participants. The Company is responsible for advertising for the Summer Initiative.

Gross profit as a percentage of total revenues for the three months ended September 30, 2000 decreased to 39% from 48% for the same period in 1999. Gross profit as a percentage of total revenues was 43% for both of the nine-month periods ended September 30, 2000 and October 2, 1999. The decrease for the three months ended September 30, 2000 was primarily due to higher sales of scratch and dent appliances that have a lower margin than reconditioned appliances. Gross profit as a percentage of total revenues for future periods can be affected favorably or unfavorably by numerous factors, including the volume of appliances recycled from the Edison contract and the Summer Initiative contract, the mix of retail products sold during the periods and the price and volume of byproduct revenues. The Company believes that gross profit as a percentage of total revenues will decrease slightly in the fourth quarter due to anticipated lower retail sales and lower recycling revenues from the Edison contract with a corresponding decrease in expenses.

RESULTS OF OPERATIONS — CONTINUED

Selling, general and administrative expenses for the three and nine months ended September 30, 2000 increased by $461,000 or 30% and $1,095,000 or 27%, respectively, from the same periods in 1999. Selling expenses for the three and nine months ended September 30, 2000 increased by $396,000 or 81% and $680,000 or 49%, respectively, from the same periods in 1999. The increase in selling expenses was primarily due to opening a new 30,000 square foot retail store during the first nine months of 2000 compared to 1999 and an increase in advertising and commissions. General and administrative expenses for the three and nine months ended September 30, 2000 increased by $67,000 or 6% and $425,000 or 16%, respectively, from the same periods in 1999. The increase in general and administrative expenses was primarily due to an increase in personnel costs and consultant fees for the Company’s computer systems.

Interest expense was $222,000 for the three months and $634,000 for the nine months ended September 30, 2000 compared to $200,000 and $594,000 for the same periods in 1999. The increase in interest expense was due to a higher average borrowed amount for the three and nine months ended September 30, 2000 than in the same periods in 1999 and an increase in the interest rate on the line of credit.

The Company recorded a provision for income taxes for the three and nine months ended September 30, 2000 of $211,000 and $554,000, respectively. The Company has net operating loss carryovers of approximately $8,425,000 at September 30, 2000, which may be available to reduce taxable income and in turn income taxes payable in future years. However, future utilization of these loss and credit carryforwards is subject to certain limitations under provisions of the Internal Revenue Code including limitations subject to Section 382, which relate to a 50 percent change in control over a three-year period, and are further dependent upon the Company maintaining profitable operations. The Company believes that the issuance of Common Stock during 1999 resulted in an “ownership change” under Section 382. Accordingly, the Company’s ability to use net operating loss carryforwards generated prior to February 1999 may be limited to approximately $56,000 per year. At September 30, 2000, the Company had a valuation allowance recorded against its net deferred tax assets of approximately $4,085,000, due to uncertainty of realization. The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to become available to reduce taxable income.

RESULTS OF OPERATIONS — CONTINUED

The Company recorded net income of $257,000 or $.09 per diluted share for the three months and $888,000 or $.31 per diluted share for the nine months ended September 30, 2000 compared to net income of $532,000 or $.22 per diluted share and $384,000 or $.18 per diluted share in the same periods of 1999. The decrease in income for the three months ended September 30, 2000 compared to the same period in 1999 was due to lower gross profit as a percentage of revenues and an increase in selling, general and administrative expenses offset by the recognized gain of the sale of the ApplianceSmart retail outlet property in St. Paul. The increase in income for the nine months ended September 30, 2000 compared to the same period in 1999 was due to gross profit as a percentage of total revenues remaining the same as the previous year period offset by an increase in selling, general and administrative expenses, plus the aforementioned recognized gain on the sale of the retail outlet property.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company had working capital of $1,327,000 compared to working capital of $545,000 at January 1, 2000. Cash and cash equivalents increased to $664,000 at September 30, 2000 from $220,000 at January 1, 2000. Net cash used in operating activities was $639,000 for the nine months ended September 30, 2000 compared to $212,000 in the same period of 1999. The increase in cash used in operating activities was primarily due to an increase in inventories offset by an increase in the net income for the period.

The Company’s capital expenditures for the nine months ended September 30, 2000 and October 2, 1999 were approximately $391,000 and $161,000, respectively. The 1999 capital expenditures were related to building improvements and the purchase of computer equipment. The 2000 capital expenditures were related to the continued upgrade of computer systems and communications equipment.

In September 2000, the Company secured an expanded $5,000,000 line of credit with its current lender that replaces the previous $2,000,000 line of credit. The expanded line of credit has a lower interest rate and is no longer guaranteed by the President of the Company. The line of credit was renewed through August 30, 2001. The interest rate as of September 30, 2000 was 11.25%. The amount of borrowings available under the line of credit is based on a formula using receivables and inventories. The line of credit provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time. The line of credit is secured by substantially all the Company’s assets and requires minimum monthly interest payments of $14,000 regardless of the outstanding principal balance. The lender also has an inventory repurchase agreement with Whirlpool Corporation that secures the line of credit. The line also requires that the Company meet certain financial covenants, provides payment penalties for noncompliance, limits the amount of other debt the Company can incur, limits the amount of spending on fixed assets and limits payments of dividends.

LIQUIDITY AND CAPITAL RESOURCES — CONTINUED

At September 30, 2000, the Company was in compliance with such covenants and had unused borrowing capacity of $924,000.

In September 2000, the Company recognized a gain of $257,000 from the sale of the ApplianceSmart outlet property in Saint Paul, Minnesota. The Company is still operating this outlet and has an operating lease on this outlet until September 30, 2001. Therefore the Company has an unrecognized gain of $78,000 which will be recognized as income on a straight-line basis over the remaining 12-month lease term.

The Company believes, based on the anticipated revenues from the Edison contract and the Summer Initiative contract, the anticipated sales per retail store and its anticipated gross profit, that its cash balance, anticipated funds generated from operations and its current line of credit will be sufficient to finance its operations and capital expenditures through December 2000. The Company’s total capital requirements for the remainder of 2000 and for 2001 will depend upon, among other things as discussed below, the recycling volumes generated from the Edison program and Summer Initiative program in 2000 and 2001 and the number and size of retail stores operating during the fiscal year. Currently, the Company has three centers and six stores in operation. If revenues are lower than anticipated or expenses are higher than anticipated or the line of credit cannot be maintained after August 2001, the Company may require additional capital to finance operations. Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (common or preferred stock) or other securities. There can be no assurance that such additional sources of financing will be available or available on terms satisfactory to the Company or permitted by the Company’s current lender.

FORWARD-LOOKING STATEMENTS

Statements regarding the Company’s future operations, performance and results, and anticipated liquidity discussed herein are forward-looking and therefore are subject to certain risks and uncertainties, including those discussed herein. In addition, any forward-looking information regarding the operations of the Company will be affected primarily by the Company’s continued ability to purchase product from Whirlpool at acceptable prices and the ability of Edison to deliver units under both its contracts with the Company. In addition, any forward-looking information will also be affected by the ability of individual stores to meet planned revenue levels, the speed at which individual retail stores reach profitability, costs and expenses being realized at higher than expected levels, the Company’s ability to secure an adequate supply of used appliances for resale and the continued availability of the Company’s current line of credit.

PART I: ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MARKET RISK AND IMPACT OF INFLATION

The Company does not believe there is any significant risk related to interest rate fluctuations on its long-term debt since it all has fixed rates. However, there is interest rate risk on the line of credit since its interest is based on the prime rate. Also, the Company believes that inflation has not had a material impact on the results of operations for the nine-month period ended September 30, 2000. However, there can be no assurance that future inflation will not have an adverse impact on the Company’s operating results and financial condition.

PART II.    OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Company and its subsidiaries are involved in various legal proceedings arising in the normal course of business, none of which is expected to result in any material loss to the Company or any of its subsidiaries.

ITEM 2 – CHANGES IN SECURITIES AND USE OF PROCEEDS – None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES – None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS – None

ITEM 5 – OTHER INFORMATION – None

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit 10.1 – Amendment to the line of credit dated August 30, 2000 between Appliance Recycling Centers of America, Inc. and Spectrum Commercial Services, a division of Lyons Financial Services, Inc., Amendment to General Credit and Security Agreement and Amended and Restated Revolving Note.

(b)	Exhibit 10.2 – Agreement dated August 21, 2000 between Appliance Recycling Centers of America, Inc. and Southern California Edison Company.

(c)	Exhibit No. 27 – Financial Data Schedule.

(d)	The Company did not file any reports on Form 8-K during the three months ended September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Appliance Recycling Centers of America, Inc. Registrant
Date: November 10, 2000	By /s/ Edward R. Cameron Edward R. Cameron President
Date: November 10, 2000	By /s/ Linda Koenig Linda Koenig Controller