Form 10-K
period 2000-12-30
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2001-03-23
CIK 862861

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 30, 2000
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 9, 2001, the aggregate market value of the voting stock held by nonaffiliates of the registrant, computed by reference to the average of the high and low prices on such date as reported by the OTC Bulletin Board, was $1,851,458.

As of March 9, 2001, there were outstanding 2,287,369 shares of the registrant's Common Stock, without par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement dated March 23, 2001, are incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

Item 1.    Business........................................................   3
                  General..................................................   3
                  Industry Background......................................   3
                  Company Background.......................................   4
                  Customers and Source of Supply...........................   6
                  Company Operations.......................................   7
                  Principal Product and Services...........................   7
                  Sales and Marketing......................................   8
                  Seasonality..............................................   8
                  Competition..............................................   8
                  Government Regulation....................................   9
                  Employees................................................   9
Item 2.    Properties......................................................  10
Item 3.    Legal Proceedings...............................................  10
Item 4.    Submission of Matters to a Vote of Security Holders.............  10

                                     PART II

Item 5.    Market for the Company's Common Equity and Related
           Shareholder Matters.............................................  11
Item 6.    Selected Financial Data.........................................  13
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................  14
Item 7A.   Quantitative and Qualitative Disclosure About Market Risk.......  18
Item 8.    Financial Statements and Supplementary Data.....................  19
Item 9.    Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure........................................  31

                                    PART III

Item 10. Directors and Executive Officers of the Company...................  31
Item 11. Executive Compensation............................................  31
Item 12. Security Ownership of Certain Beneficial Owners and Management....  31
Item 13. Certain Relationships and Related Transactions....................  31

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...  32

SIGNATURES ................................................................  34
INDEX TO EXHIBITS .........................................................  35

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

INDUSTRY BACKGROUND

         There are more than 500 million major household appliances, such as refrigerators, freezers, ranges, dishwashers, microwaves, washers, dryers, room air conditioners, water heaters and dehumidifiers, currently in use in the United States. It is estimated by the Steel Recycling Institute that in 1997, 46 million major household appliances were taken out of use in the United States. The disposal of these appliances is a serious problem as a result of a number of factors including: (i) decreasing landfill capacity in many parts of the country; (ii) the inability of incinerators, composting facilities and other landfill alternatives to process appliances; and (iii) the presence in appliances of certain hazardous and other environmentally harmful materials that require special processing.

         Legislation affecting appliance disposal has been adopted in more than 30 states. This legislation includes landfill restrictions, disposal bans, advance disposal fees and other types of regulations. As a result, appliances must be dealt with outside the ordinary municipal solid waste stream.

         Landfill restrictions arise in part because some appliance components contain certain hazardous and other environmentally harmful materials, including polychlorinated biphenyls (PCBs), mercury, refrigerants such as chlorofluorocarbons (CFCs) and sulfur dioxide, and oils. PCBs are suspected as carcinogens, are resistant to degradation when deposited in landfills and can cause groundwater contamination. The production of PCBs was banned by the EPA in 1979, although businesses were allowed to continue using remaining inventories of components that contained PCBs. Mercury is toxic to humans and can enter the body through inhalation, skin absorption or ingestion, and it vaporizes at high temperatures, forming extremely toxic fumes. CFCs are believed to cause long-term damage to the earth's stratospheric ozone layer and may contribute to global warming when released into the atmosphere. The 1990 Amendments to the Clean Air Act prohibit the venting of CFCs and since July 1, 1992 have required the recovery of CFC refrigerants during the service, repair and disposal of appliances. See "Government Regulation" below.

         In addition to these solid waste management and environmental issues, utility companies, motivated by economic and environmental factors to control energy consumption, sponsor various programs to encourage and assist residential consumers to conserve energy, including programs for turning in surplus, energy-inefficient appliances. Many residential consumers own and operate room air conditioners, freezers or more than one refrigerator, contributing significantly to residential energy use and peak energy demand. In addition, many of the refrigerators manufactured in the 1960s and early 1970s consume up to 1,750 kilowatt-hours of electricity each year. The 1987 National Appliance Energy Conservation Act requires that new refrigerators use less than half of the energy as refrigerators built as recently as ten years ago. As more efficient appliances become available, utility companies have begun to encourage the use of newer models and the disposal of older, less efficient models.

         The Federal Energy Policy Act of 1992 gives individual states the option of deregulating their electric utility industry. The potential of deregulation has caused uncertainty about the future and form of energy conservation programs sponsored by electric utilities. The Company believes, however, that energy conservation and efficiency programs will remain a long-term component of the nation's electric utility industry. See "Government Regulation" below.

COMPANY BACKGROUND

         The Company began business in 1976 as a retailer of reconditioned appliances. Initially, the Company contracted with national and regional retailers of appliances such as Sears, Roebuck & Company, Inc. ("Sears") and Montgomery Ward & Co. ("Montgomery Ward") to collect major appliances in Minneapolis/Saint Paul and two other metropolitan areas. As part of their new appliance sales efforts, these retailers arrange for the removal of old appliances from consumers' residences. The Company collects old appliances on behalf of its customers, reconditions and sells suitable used appliances through its own retail stores and sells the remaining appliances to scrap metal processors.

         In the late 1980s, in response to stricter environmental protection laws, the Company developed and marketed programs to process and dispose of appliances in an environmentally sound manner. These programs are offered to new appliance manufacturers and retailers, waste management companies, property management companies and the general public. See "Customers and Source of Supply" below.

         In 1989, the Company expanded its appliance recycling concept to the electric utility industry when it established an appliance processing center in Milwaukee, Wisconsin, pursuant to a contract with a utility company. From 1989 to 1994, the Company focused its resources on the expansion of its business with electric utility companies. During this time period the Company opened nine centers throughout the U.S. and Canada, primarily serving seventeen electric utility customers. The Company's electric utility business has been negatively impacted by the potential of electric utility industry deregulation. The potential of deregulation has caused electric utilities to decrease their sponsorship of energy conservation programs such as the one the Company offers.

         Currently, the Company has only one major electric utility customer. During fiscal year 2000, that customer, Southern California Edison Company ("Edison"), accounted for approximately 29.9% or $6.4 million of the Company's total revenues. In June 2000, the Company signed a two-year contract with Edison to continue its refrigerator recycling program through December 30, 2001. The two-year contract does not provide for a minimum number of refrigerators to be recycled in either 2000 or 2001. In 2000, the Company recycled approximately 36,000 units under this contract and expects recycling volumes for 2001 at approximately the same level as 2000. The timing and amount of revenues will be dependent on advertising by Edison.

         In October 2000, the Company signed a contract with Edison to implement a recycling program ("Summer Initiative") in the service areas of Pacific Gas & Electric (the San Francisco Bay area) and San Diego Gas & Electric. This contract is in accordance with a ruling issued by the California Public Utilities Commission ("CPUC"). Under the Summer Initiative, the Company expects to recycle approximately 30,000 to 40,000 units through the end of 2001 in addition to the approximately 36,000 units from the original Edison contract. As with its initial Edison program, there are no guaranteed minimum number of units that must be recycled under the Summer Initiative. The Company began the Summer Initiative in September of 2000 and was fully operational in the first quarter of 2001. For the contract period, the CPUC has budgeted $8,500,000, which includes a $75 per unit incentive payment to residential participants. The Company is responsible for advertising for the Summer Initiative.

         The recent energy crisis in California has not had a material adverse effect on the Company's operations. However, there can be no guarantee that it will not have an adverse effect in the future if Edison is unable to perform under the terms of its contracts with the Company.

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

         A developing market for the Company is in providing fully integrated reverse logistics services--the handling of product that does not fit into a company's normal distribution channels--for appliance manufacturers and retailers. Manufacturers traditionally disposed of these "special buy" appliances, including manufacturer closeouts, factory over-runs, floor samples, returned or exchanged items, and scratch and dent appliances, through their small dealer network. Large retailers have not wanted to handle these types of appliances because the merchandise is often out of carton, requiring special handling and pricing. In addition, this product often requires some repair; a function major retailers are unwilling or unable to perform. As small dealers are struggling to compete with large appliance chains (the top 10 retailers control 80 percent of the appliance sales market), manufacturers are seeing their traditional channel for these distressed appliances shrink. It is anticipated that small appliance retailers will also be negatively affected by manufacturers' direct sale of appliances to consumers via the Internet.

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

         In the latter part of 1998, the Company scaled back its agreement with Whirlpool to a level consistent with its financial resources and now buys inventory mainly from Whirlpool's Ohio distribution center. The Whirlpool agreement does not provide for any required or minimum number of units to be offered for sale to the Company. However, subject to certain exceptions, the Company has the ability but is not required to purchase from Whirlpool up to $3,000,000 of appliances in any three-month period. The Whirlpool agreement may be terminated by either party upon six-month's notice, or earlier for certain items. In addition, the Company has agreed to indemnify Whirlpool for certain claims, allegations or losses with respect to Whirlpool appliances sold by the Company.

         Although the Whirlpool agreement does not provide for any set number of units to be sold to the Company, based on prior performance under the agreement, the Company believes this contract will provide an adequate supply of high-quality appliances for its retail outlets.

         In late 1998, the Company decided to close its St. Louis, Missouri, operations and close one store in the Minneapolis/Saint Paul market. In 1999, the Company closed one store in the Minneapolis/Saint Paul market and one store in the California market. In 2000, the Company closed a smaller store in the Minneapolis/Saint Paul market and opened a 30,000 square foot store in the Dayton, Ohio market. In January 2001, the Company opened a 24,000 square foot store in the Minneapolis/Saint Paul market. The Company opened another 42,000 square foot store in the Dayton, Ohio market in March 2001. In addition, the Company anticipates closing a smaller store and opening a 32,000 square foot store in the Columbus, Ohio market around the end of April 2001. The Company currently has three recycling centers, located in Columbus, Ohio; Minneapolis, Minnesota; and Los Angeles, California. Also, the Company currently has eight retail stores: three in Minneapolis/Saint Paul, one in Los Angeles, two in Columbus and two in Dayton.

CUSTOMERS AND SOURCE OF SUPPLY

         The Company offers its services to entities that, as part of their operations, become responsible for disposing of large quantities of new, distressed and unwanted appliances. These entities include new appliance manufacturers and retailers, waste management businesses, vending machine companies, property management companies and utility companies.

         NEW APPLIANCE MANUFACTURERS AND RETAILERS. The Company began its business by offering appliance recycling programs to Sears, Montgomery Ward and other new appliance retailers to collect appliances from either the retailers' facilities or from their customers. Recently the Company has focused its marketing efforts on new appliance manufacturers, including Whirlpool Corporation, a primary source of products sold in the Company's stores.

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

         UTILITY COMPANIES. The Company contracts with utility companies to provide comprehensive appliance recycling services tailored to the needs of the particular utility. The contracts historically have had terms of one to four years, with provisions for renewal at the option of the utility company. Under some contracts the utility retains the Company to manage all aspects of its appliance recycling program, while under other contracts the Company provides only specified services. Pricing for the Company's services is on a per-appliance basis and depends upon several factors, including the total number of appliances processed, the length of the contract term and the specific services selected by the utility. Contracts with electric utility customers require that the Company does not recondition for resale appliances received from utility company energy conservation programs. Currently, the Company expects to have two contracts with a major electric utility customer in 2001.

COMPANY OPERATIONS

         The Company provides an integrated range of reverse logistics, energy efficiency and appliance recycling services. Appliances are acquired from a wide range of sources, including appliance manufacturers and retailers, utility companies, waste management businesses, vending machine companies, property managers, local governments and the general public.

         Appliances deemed suitable for sale are repaired or reconditioned, if necessary, before being tested and distributed to the Company's ApplianceSmart retail outlets. Every appliance is under warranty and carries a 100 percent money-back guarantee. The Company also offers consumers extended warranties, delivery, factory-trained technician service and recycling of old appliances.

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

         Management believes that the uncertainties in the electric utility industry regarding deregulation will persist at least through 2001. The reaction to deregulation among states and utilities has been varied. The Company believes, however, that energy conservation and efficiency programs will remain a long-term component of the nation's electric utility industry.

         The recent energy crisis in California has not had a material adverse effect on the Company's operation. However, there can be no guarantee that it will not have an adverse effect in the future if Edison is unable to perform under the terms of its contracts with the Company.

         In 2000, the Company focused on a carefully managed growth plan of opening showroom outlet stores, located in heavily trafficked, conveniently located retail malls. The Company believes that the growth of its retail business in the near future will likely occur primarily through the expansion of revenues from the Company's current and proposed retail stores.

PRINCIPAL PRODUCT AND SERVICES

         The Company generates revenues from two sources: retailing and recycling. The table below reflects the percentage of total revenues from each source. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                  2000           1999           1998
                                  ----           ----           ----
         Retail revenues          57.6%          51.1%          57.6%
         Recycling revenues       42.4%          48.9%          42.4%
                                 -----          -----          -----
                                 100.0%         100.0%         100.0%
                                 =====          =====          =====

         Although the Company has two main sources of revenues, management believes that the Company has one operating segment. That is, even though certain separate financial information by retail store or retail store and recycling center is available to management, the Company is managed as a single unit. Specifically, the Company does not measure profit or loss or maintain asset information separately for its revenue sources.

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

COMPETITION

         Competition for the Company's retail stores comes from new appliance manufacturers and retailers and other reconditioned and used appliance retailers. Each retail location will compete not only with local and national chains of new appliance retailers, many of whom have been in business longer than the Company and may have significantly greater assets than the Company, but will also compete with numerous independently owned retailers of new and reconditioned appliances.

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

         Company management believes that further government regulation of the appliance recycling industry could have a positive effect on the Company's business; however, there can be no assurance what course future regulation may have. Under some circumstances, further regulation could materially increase the costs of the Company's operations and have an adverse effect on the Company's business. In addition, as is the case with all companies handling hazardous materials, under some circumstances the Company may be subject to contingent liability.

EMPLOYEES

         At March 1, 2001, the Company had 179 full-time employees, approximately 59% of whom were involved in the collection, transportation and processing of appliances at the Company's centers and approximately 41% of whom were in sales, administration and management. The Company has not experienced any work stoppages and believes its employee relations are good.

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

         The Company generally leases the other facilities it operates. The Company usually attempts to negotiate lease terms for a recycling center that correspond to the term of the principal contract or contracts in connection with which the center is to be operated. The Company's recycling centers typically range in size from 25,000 to 40,000 square feet. The Company usually attempts to negotiate lease terms of two to five years for its retail stores, which typically have been 25,000 to 35,000 square feet.

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

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET FOR COMMON STOCK

         The Common Stock trades under the symbol "ARCI." The Company's Common Stock began trading on the OTC Bulletin Board on September 8, 1998. Prior to that time, the Common Stock traded as follows: on the Nasdaq SmallCap Market from February 26, 1997 to September 7, 1998; on the Nasdaq National Market from January 8, 1993 to February 25, 1997; on the Nasdaq SmallCap Market from January 7, 1991 to January 7, 1993; and on the local over-the-counter market prior thereto. The following table sets forth, for the periods indicated, the high and low closing bid quotations for the Common Stock, as reported by the OTC Bulletin Board.

                                                       High         Low
                                                       ----         ---
         1999

               First Quarter...................    $ 1          $     5/8
               Second Quarter..................        13/16          1/2
               Third Quarter...................         7/8           1/2
               Fourth Quarter..................      1  1/2         11/16

         2000

               First Quarter...................    $ 2  1/2     $   19/25
               Second Quarter..................      3  1/8         19/16
               Third Quarter...................      3            1   5/8
               Fourth Quarter..................      2  1/2       1  3/16

         On March 9, 2001, the last reported sale price of the Common Stock on the OTC Bulletin Board was $1.50 per share. As of March 9, 2001, there were approximately 1,009 beneficial holders of the Company's Common Stock.

         The Company's line of credit limits the Company's ability to pay dividends.

         During 1998 and 1999, the Company privately placed 1,150,000 unregistered shares and 1,031,750 warrants to purchase shares. In 2000, the Company registered 1,130,000 shares of such shares for resale by the holders.

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

         In September 1998, the Company entered into a loan agreement for gross proceeds of $3.5 million. The loan also provides for non-voting attendance at board meetings and the issuance to the lender of a warrant to purchase 700,000 shares of Common Stock at $2.50 per share, which price was adjustable under certain circumstances. The current exercise price of this warrant is $0.60 per share. If exercised in full, this warrant would represent approximately 27% of the Company's Common Stock after such exercise. The Company also issued to an investment banker associated with this transaction a warrant to purchase 125,000 shares of Common

Stock at $2.50 per share, subject to adjustment. The portion of the gross loan proceeds ascribed to the aforementioned warrants in conjunction with debt was $307,000.

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

         In April 1999, the Company issued to a vendor 50,000 warrants to purchase the Company's Common Stock at $0.625 per share. The contract provides that 37,500 of these warrants are currently exercisable and the balance is exercisable based on a certain target. The warrants expire March 31, 2004.

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

Fiscal Years Ended              2000          1999          1998           1997           1996
-------------------------------------------------------------------------------------------------
(In thousands, except
 per share data)
STATEMENTS OF OPERATIONS

Total revenues               $   21,479    $   15,582    $   13,612     $   11,979     $   14,030
-------------------------------------------------------------------------------------------------
Gross profit                 $    8,921    $    6,666    $    3,981     $    4,990     $    2,744
-------------------------------------------------------------------------------------------------
Operating income (loss)      $    1,963    $    1,139    $   (2,744)    $     (489)    $   (6,899)
-------------------------------------------------------------------------------------------------
Net income (loss)            $      927    $      505    $   (3,056)    $     (748)    $   (7,269)
-------------------------------------------------------------------------------------------------
Basic earnings (loss)
per common share             $     0.41    $     0.24    $    (2.55)    $    (0.66)    $    (6.53)
-------------------------------------------------------------------------------------------------
Diluted earnings (loss)
per common share             $     0.32    $     0.22    $    (2.55)    $    (0.66)    $    (6.53)
-------------------------------------------------------------------------------------------------
Basic weighted average
number of common
shares outstanding                2,287         2,142         1,200          1,137          1,114
-------------------------------------------------------------------------------------------------
Diluted weighted average
number of common
shares outstanding                2,889         2,274         1,200          1,137          1,114
-------------------------------------------------------------------------------------------------

BALANCE SHEETS

Working capital (deficit)    $    1,183    $      545    $     (471)    $   (1,959)    $   (1,671)
-------------------------------------------------------------------------------------------------
Total assets                 $   12,651    $    9,517    $    8,843     $    8,569     $    9,992
-------------------------------------------------------------------------------------------------
Long-term liabilities        $    4,431    $    4,831    $    4,965     $    1,633     $    1,711
-------------------------------------------------------------------------------------------------
Shareholders' equity         $    2,751    $    1,809    $      816     $    3,365     $    4,113
-------------------------------------------------------------------------------------------------

QUARTERLY FINANCIAL DATA

        The following table sets forth certain unaudited quarterly financial data for the eight quarters ended December 30, 2000. In our opinion, the unaudited information set forth below has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth herein. The operating results for any quarter are not indicative of results for any future period. All data is in thousands except per common share data.

                                                               Fiscal 2000
-------------------------------------------------------------------------------------------------
                                           1st Quarter    2nd Quarter   3rd Quarter   4th Quarter
-------------------------------------------------------------------------------------------------
Total revenues                              $    4,174     $    5,819    $    6,188    $    5,298
-------------------------------------------------------------------------------------------------
Net income                                  $      290     $      341    $      257    $       39
-------------------------------------------------------------------------------------------------
Basic income per
common share                                $     0.13     $     0.15    $     0.11    $     0.02
-------------------------------------------------------------------------------------------------
Diluted income per
common share                                $     0.10     $     0.12    $     0.09    $     0.01
-------------------------------------------------------------------------------------------------
Basic weighted average number of
common shares outstanding                        2,287          2,287         2,287         2,287
-------------------------------------------------------------------------------------------------
Diluted weighted average number of
common shares outstanding                        2,812          2,920         2,948         2,889
-------------------------------------------------------------------------------------------------

                                                               Fiscal 1999
-------------------------------------------------------------------------------------------------
                                           1st Quarter    2nd Quarter   3rd Quarter   4th Quarter
-------------------------------------------------------------------------------------------------
Total revenues                              $    2,817     $    4,053    $    4,689    $    4,023
-------------------------------------------------------------------------------------------------
Net income(loss)                            $     (399)    $      251    $      532    $      121
-------------------------------------------------------------------------------------------------
Basic income (loss) per
common share                                $    (0.23)    $     0.11    $     0.23    $     0.05
-------------------------------------------------------------------------------------------------
Diluted income (loss) per
common share                                $    (0.23)    $     0.11    $     0.22    $     0.04
-------------------------------------------------------------------------------------------------
Basic weighted average number of
common shares outstanding                        1,769          2,267         2,271         2,287
-------------------------------------------------------------------------------------------------
Diluted weighted average number of
common shares outstanding                        1,769          2,267         2,371         2,681
-------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE FISCAL YEARS 2000, 1999 AND 1998

OVERVIEW

         The Company's 2000 fiscal year (2000) ended December 30, 2000, its 1999 fiscal year (1999) ended January 1, 2000 and its 1998 fiscal year (1998) ended January 2, 1999.

         The Company generates revenues from two sources: retail and recycling activities. Retail revenues are sales of appliances, warranty and service revenue and delivery fees. Recycling revenues are fees charged for the disposal of appliances and sales of scrap metal and reclaimed chlorofluorocarbons ("CFCs") generated from processed appliances. The Company experiences seasonal fluctuations in operating results, with revenues generally higher during the second and third calendar quarters than in the first and fourth quarters. The lower levels in the first and fourth quarters reflect consumer purchasing cycles, which result in lower demand for appliances and recycling services.

         In 2000, the Company focused on a carefully managed growth plan of opening large showroom outlet stores, located in heavily trafficked, conveniently located retail malls. During 2000, the Company closed a smaller retail store in the Minneapolis/Saint Paul market, and in January 2001, opened an ApplianceSmart outlet in that market. In 2000, same-store sales for five stores open the full years of 2000 and 1999 increased by 53%. Retail revenues accounted for 57.6% of total revenues in 2000.

REVENUES

         The Company's total revenues for 2000 were $21,479,000 compared to $15,582,000 in 1999.

         Retail revenues increased to $12,379,000 in 2000 from $7,956,000 in 1999, an increase of 55.6%. Same-store sales for 2000 (a sales comparison of five stores open the full year in both 2000 and 1999) increased 53%. The increase in retail revenues was primarily due to an increase in scratch and dent appliance sales offset by a decrease in reconditioned appliance sales. The increase in scratch and dent appliance sales was primarily due to increased advertising and a 30,000 square foot store being opened, offset by a smaller store being closed in the second quarter of 2000. The Company purchases a majority of the scratch and dent appliances sold from Whirlpool Corporation. The Whirlpool agreement does not provide for any required or minimum number of units to be sold to the Company. The Company believes this agreement will provide an adequate supply for its retail stores.

         The Company operated six retail stores at both the end of the current fiscal year and the previous fiscal year. However, during the second quarter of the current fiscal year, the Company closed a smaller store in the Minneapolis/Saint Paul market and opened a 30,000 square foot store in the Dayton, Ohio market. In January 2001, the Company opened a 24,000 square foot store in the Minneapolis/Saint Paul market. The Company opened another 42,000 square foot store in the Dayton, Ohio market in March 2001.

In addition, the Company anticipates closing a smaller store and opening a 32,000 square foot store in the Columbus, Ohio market around the end of April 2001.

         Recycling revenues increased to $9,100,000 in 2000 from $7,626,000 in 1999. The increase was primarily due to an increase in refrigerator recycling volumes related to the contract with Southern California Edison Company ("Edison") and higher sales of reclaimed chlorofluorocarbons offset slightly by lower scrap revenue due to a decrease in scrap prices. Edison accounted for approximately 30% of the Company's total revenues for 2000 and 33% for 1999. In June 2000, the Company signed a two-year contract with Edison to continue its refrigerator recycling program through December 30, 2001. The two-year contract does not provide for a minimum number of refrigerators to be recycled in either 2000 or 2001. The Company recycled approximately 36,000 units in 2000 and expects recycling volumes for 2001 at approximately the same level as 2000. The timing and amount of revenues will be dependent on advertising by Edison.

         In October 2000, the Company signed a contract with Edison to implement a recycling program ("Summer Initiative") in the service areas of Pacific Gas & Electric (the San Francisco Bay area) and San Diego Gas & Electric. This contract is in accordance with a ruling issued by the California Public Utilities Commission ("CPUC"). Under the Summer Initiative, the Company expects to recycle approximately 30,000 to 40,000 units through the end of 2001 in addition to the approximately 36,000 units from the original Edison contract. As with its initial Edison program, there are no guaranteed minimum number of units that must be recycled under the Summer Initiative. The Company began the Summer Initiative in September of 2000 and was fully operational in the first quarter of 2001. For the contract period, the CPUC has budgeted $8,500,000, which includes a $75 per unit incentive payment to residential participants. The Company is responsible for advertising for the Summer Initiative.

         The recent energy crisis in California has not had a material adverse effect on the Company's operations. However, there can be no guarantee that it will not have an adverse effect in the future if Edison is unable to perform under the terms of its contracts with the Company.

         The Company's total revenues for 1999 were $15,582,000 compared to $13,612,000 in 1998.

         Retail revenues increased to $7,956,000 in 1999 from $7,835,000 in 1998. The increase was primarily due to an increase in same-store sales offset by operating fewer stores in 1999 compared to 1998. In 1998, the Company entered into a contract with Whirlpool Corporation to acquire its distressed appliances (including discontinued models, factory over-runs, floor samples and scratch and dent appliances) from distribution centers serving the Midwest and certain western states. Same-store retail sales for 1999 increased 57% (a sales comparison of six stores open for full years in both 1999 and 1998). As of January 1, 2000, the Company operated six retail stores.

         Recycling revenues increased to $7,626,000 in 1999 from $5,777,000 in 1998. The increase was primarily due to an increase in refrigerator recycling volumes related to the contract with Edison offset slightly by lower sales of reclaimed chlorofluorocarbons and lower scrap revenue due to a decrease in scrap prices. Edison accounted for approximately 33% of the Company's total revenues for 1999 and 29% for 1998.

GROSS PROFIT

         The Company's overall gross profit decreased slightly to 41.5% in 2000 from 42.8% in 1999. The decrease was primarily due to higher sales of scratch and dent appliances that have a lower margin than reconditioned appliances, offset by higher recycling revenues from the initial Edison contract without a corresponding increase in expenses. Gross profit as a percentage of total revenues for future periods can be affected favorably or unfavorably by numerous factors included the mix of retail products sold, the volume of appliances recycled from the Edison contracts and the price and volume of byproduct revenues. The

Company expects gross profit percentages to decrease slightly as retail revenues continue to become a higher percentage of total revenues.

         The Company's overall gross profit increased to 42.8% in 1999 from 29.2% in 1998. The increase was primarily due to higher recycling revenues from the Edison contract without a corresponding increase in expenses, improved purchase price and mix of inventory for retail sales and discontinuing unprofitable programs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses were 32.4% of total revenues in 2000 compared to 35.5% in 1999. Selling, general and administrative expenses increased to $6,958,000 in 2000 from $5,527,000 in 1999, a 25.9%
increase. Selling expenses increased to $2,858,000 in 2000 from $1,900,000 in 1999. The increase was primarily due to opening a new 30,000 square foot retail store in the second quarter of 2000 and a corresponding increase in advertising and commissions. General and administrative expenses increased to $4,100,000 in 2000 from $3,627,000 in 1999. The increase was primarily due to an increase in personnel costs and non-capitalized consultant fees for the Company's computer systems.

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

INTEREST EXPENSE

         Interest expense increased to $841,000 in 2000 from $780,000 in 1999. The increase was primarily due to a higher average borrowed amount in 2000 compared to 1999 offset by a decrease in the effective interest rate on the line of credit.

         Interest expense increased to $780,000 in 1999 from $601,000 in 1998. The increase was primarily due to a higher average borrowed amount outstanding in 1999 compared to 1998.

INCOME TAXES AND NET OPERATING LOSSES

         The Company recorded a provision for income taxes of $580,000 for 2000. The Company has net operating loss carryovers of approximately $8,514,000 at December 30, 2000, which may be available to reduce taxable income and in turn income taxes payable in future years. However, future utilization of these loss and credit carryforwards is subject to certain limitations under provisions of the Internal Revenue Code including limitations subject to Section 382, which relates to a 50 percent change in control over a three-year period, and are further dependent upon the Company maintaining profitable operations. The Company believes that the issuance of Common Stock during 1999 resulted in an "ownership change" under Section 382. Accordingly, the Company's ability to use net operating loss carryforwards generated prior to February 1999 may be limited to approximately $46,000 per year.

         As of its 2000 and 1999 year-ends, the Company had recorded cumulative valuation allowances of $4,022,000 and $4,085,000, respectively, against its net deferred tax assets due to the uncertainty of their realization. The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

LIQUIDITY AND CAPITAL RESOURCES

         At December 30, 2000, the Company had working capital of $1,183,000 compared to $545,000 at January 1, 2000. Cash and cash equivalents increased to $302,000 at December 30, 2000 from $220,000 at January 1, 2000. Net cash used in operating activities was $1,190,000 in 2000 compared to net cash provided by operating activities of $201,000 in 1999. The cash used in operating activities was primarily due to increases in inventories and receivables offset by net income and an increase in payables and accrued expenses. During 2000, inventories increased by $2,647,000 principally due to more and larger stores.

         Net cash provided by investing activities was $58,000 in 2000 compared to net cash used in investing activities of $164,000 in 1999. The increase in net cash provided by investing activities in 2000 was due to proceeds from the disposal of property and equipment net of purchases of equipment.

         Net cash provided by financing activities was $1,214,000 in 2000 compared to $169,000 in 1999. The increase in cash provided by financing activities was primarily due to increased borrowings from the line of credit in 2000 net of payments on long-term liabilities.

         The Company's capital expenditures were approximately $609,000 in 2000 and $252,000 in 1999. The 2000 capital expenditures were related to the continued upgrade of computer systems and communications equipment. The 1999 capital expenditures were primarily related to building improvements and the purchase of computer equipment. The Company did not have any material purchase commitments for assets as of December 30, 2000.

         As of December 30, 2000, the Company had a $5,000,000 line of credit with a lender. The interest rate as of December 30, 2000 was 11.25%. The amount of borrowings available under the line of credit is based on a formula using receivables and inventories. The line of credit has a stated maturity date of August 30, 2001 and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time. The line of credit is secured by substantially all the Company's assets and requires minimum monthly interest payments of $14,000 regardless of the outstanding principal balance. The lender also has an inventory repurchase agreement with Whirlpool Corporation that secures the line of credit. The line also requires that the Company meet certain financial covenants, provides payment penalties for noncompliance, limits the amount of other debt the Company can incur, limits the amount of spending on fixed assets and limits payments of dividends. The Company's unused borrowing capacity was $331,000 at December 30, 2000 and $802,000 at March 1, 2001.

         During 2000, the Company recognized a gain of $275,000 from the sale of the ApplianceSmart outlet property in Saint Paul, Minnesota. The Company is still operating this outlet under an operating lease until September 30, 2001. Therefore, at December 30, 2000, the Company had an unrecognized gain of $60,000, which will be recognized as income on a straight-line basis over the remaining term of the lease.

         In September 1998, the Company entered into a loan agreement with a lender resulting in gross proceeds of $3.5 million. The maturity date for the loan is September 30, 2005 and the annual interest rate is 13%. The loan is secured by all of the Company's personal property and all of its real estate, and provides for a non-voting attendance at board meetings. The loan provided for monthly interest payments of $37,917 to September 2000. Beginning in September 2000, monthly principal and interest payments of $52,259 began.

         The recent energy crisis in California has not had a material adverse effect on the Company's operations. However, there can be no guarantee that it will not have an adverse effect in the future if Edison is unable to perform under the terms of its contracts with the Company.

         The Company believes, based on the anticipated revenues from the Edison contract and the Summer Initiative contract, the anticipated sales per retail store and anticipated gross profit, that its cash balance, anticipated funds generated from operations and its current line of credit, if renewed in August 2001, will be sufficient to finance its operations and capital expenditures through December 2001. The Company's total capital requirements for 2001 will depend upon, among other things as discussed herein, the recycling volumes generated from the Edison program and Summer Initiative program in 2001 and the number and size of retail stores operating during the fiscal year. Currently, the Company has three centers and eight stores in operation. If revenues are lower than anticipated or expenses are higher than anticipated or the line of credit cannot be maintained after August 2001, the Company may require additional capital to finance operations. Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (common or preferred stock) or other securities. There can be no assurance that such additional sources of financing will be available on terms satisfactory to the Company or permitted by the Company's current lender.

FORWARD-LOOKING STATEMENTS

         Statements contained in this annual report regarding the Company's future operations, performance and results, and anticipated liquidity discussed herein are forward-looking and therefore are subject to certain risks and uncertainties, including those discussed herein. Any forward-looking information regarding the operations of the Company will be affected primarily by the Company's continued ability to purchase product from Whirlpool at acceptable prices and the ability and timing of Edison to deliver units under both its contracts with the Company. In addition, any forward-looking information will also be affected by the ability of individual retail stores to meet planned revenue levels, the rate of sustainable growth in the number of retail stores, the speed at which individual retail stores reach profitability, costs and expenses being realized at higher than expected levels, the Company's ability to secure an adequate supply of used appliances for resale and the continued availability of the Company's current line of credit.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MARKET RISK AND IMPACT OF INFLATION

         The Company does not believe there is any significant risk related to interest rate fluctuations on its long-term debt since it all has fixed rates. However, there is interest rate risk on the line of credit since its interest is based on the prime rate. Also, the Company believes that inflation has not had a material impact on the results of operations for each of the fiscal years in the three-year period ended December 30, 2000. However, there can be no assurances that future inflation will not have an adverse impact on the Company's operating results and financial conditions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Description                                                        Page
         -----------                                                        ----

         Independent Auditor's Report........................................20
         Consolidated Balance Sheets as of December 30, 2000
              and January 1, 2000............................................21
         Consolidated Statements of Operations for the three
              years ended December 30, 2000..................................22
         Consolidated Statements of Shareholders' Equity for
              the three years ended December 30, 2000........................23
         Consolidated Statements of Cash Flows for the three
              years ended December 30, 2000..................................24
         Notes to Consolidated Financial Statements..........................25

INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
Appliance Recycling Centers of America, Inc.
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Appliance Recycling Centers of America, Inc. and subsidiaries as of December 30, 2000 and January 1, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three year period ended December 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Appliance Recycling Centers of America, Inc. and subsidiaries as of December 30, 2000 and January 1, 2000, and the results of their operations and their cash flows for each of the years in the three year period ended December 30, 2000, in conformity with generally accepted accounting principles.


                                            McGLADREY & PULLEN, LLP


Minneapolis, Minnesota
February 16, 2001

APPLIANCE RECYCLING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                           DECEMBER 30,       January 1,
                                                                   2000             2000
----------------------------------------------------------------------------------------
ASSETS (NOTE 3)

CURRENT ASSETS
Cash and cash equivalents                                  $    302,000     $    220,000
Accounts receivable, net of allowance of
  $20,000 and $25,000, respectively
  (Note 9)                                                    1,731,000        1,452,000
Inventories, net of reserves of $375,000
  and $275,000, respectively                                  4,233,000        1,586,000
Deferred income taxes and other
  current assets (Note 7)                                       386,000          164,000
                                                           ------------     ------------
  Total current assets                                        6,652,000        3,422,000
                                                           ------------     ------------
PROPERTY AND EQUIPMENT, at cost (Notes 2 and 4)
Land                                                          2,050,000        2,103,000
Buildings and improvements                                    3,550,000        4,028,000
Equipment                                                     4,046,000        3,542,000
                                                           ------------     ------------
                                                              9,646,000        9,673,000
Less accumulated depreciation                                 3,930,000        3,950,000
                                                           ------------     ------------
  Net property and equipment                                  5,716,000        5,723,000
                                                           ------------     ------------
OTHER ASSETS                                                    207,000          258,000
                                                           ------------     ------------
GOODWILL, net of amortization of $114,000 and
  $76,000, respectively                                          76,000          114,000
                                                           ------------     ------------
  Total assets                                             $ 12,651,000     $  9,517,000
                                                           ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Line of credit (Note 3)                                    $  2,402,000     $    888,000
Current maturities of long-term obligations                     275,000          135,000
Accounts payable                                              1,279,000        1,037,000
Accrued expenses (Note 5)                                       936,000          742,000
Deferred gain on building sale                                   60,000               --
Income taxes payable                                            517,000           75,000
                                                           ------------     ------------
  Total current liabilities                                   5,469,000        2,877,000
LONG-TERM OBLIGATIONS, less current maturities (Note 4)       4,431,000        4,831,000
                                                           ------------     ------------
  Total liabilities                                           9,900,000        7,708,000
                                                           ------------     ------------
COMMITMENTS (Note 6)
SHAREHOLDERS' EQUITY (Notes 3 and 8)
Common Stock, no par value; authorized 10,000,000
  shares; issued and outstanding 2,287,000 shares            11,360,000       11,345,000
Accumulated deficit                                          (8,609,000)      (9,536,000)
                                                           ------------     ------------
  Total shareholders' equity                                  2,751,000        1,809,000
                                                           ------------     ------------
  Total liabilities and shareholders' equity               $ 12,651,000     $  9,517,000
                                                           ============     ============

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   For the fiscal year ended
-------------------------------------------------------------------------------------------------------
                                                         DECEMBER 30,       January 1,       January 2,
                                                                 2000             2000             1999
                                                         ----------------------------------------------
REVENUES (Note 9)
   Retail                                                $ 12,379,000     $  7,956,000     $  7,835,000
   Recycling                                                9,100,000        7,626,000        5,777,000
                                                         ------------     ------------     ------------

   Total revenues                                          21,479,000       15,582,000       13,612,000

COST OF REVENUES (Note 9)                                  12,558,000        8,916,000        9,631,000
                                                         ------------     ------------     ------------

   Gross profit                                             8,921,000        6,666,000        3,981,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (Note 2)       6,958,000        5,527,000        6,152,000

LOSS ON IMPAIRED ASSETS (Note 2)                                   --               --          573,000
                                                         ------------     ------------     ------------

   Operating income (loss)                                  1,963,000        1,139,000       (2,744,000)

OTHER INCOME (EXPENSE)
   Other income                                               385,000          146,000          320,000
   Interest expense                                          (841,000)        (780,000)        (601,000)
                                                         ------------     ------------     ------------

   Income (loss) before provision for
      income taxes                                          1,507,000          505,000       (3,025,000)

PROVISION FOR INCOME TAXES (Note 7)                           580,000               --           31,000
                                                         ------------     ------------     ------------

   Net income (loss)                                     $    927,000     $    505,000     $ (3,056,000)
                                                         ============     ============     ============

BASIC EARNINGS (LOSS) PER COMMON SHARE                   $       0.41     $       0.24     $      (2.55)
                                                         ============     ============     ============

DILUTED EARNINGS (LOSS) PER COMMON SHARE                 $       0.32     $       0.22     $      (2.55)
                                                         ============     ============     ============

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:
   Basic                                                    2,287,000        2,142,000        1,200,000
                                                         ============     ============     ============
   Diluted                                                  2,889,000        2,274,000        1,200,000
                                                         ============     ============     ============

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                   Common Stock
                                               ---------------------       Accumulated
                                               Shares         Amount         Deficit           Total
                                               ------         ------         -------           -----
BALANCE, JANUARY 3, 1998                     1,137,000    $ 10,350,000    $ (6,985,000)    $  3,365,000
  Issuance of Common Stock
    (Note 8)                                   100,000         200,000              --          200,000
  Proceeds ascribed to warrants issued
    in conjunction with long-term debt
    (Note 8)                                        --         307,000              --          307,000
  Net loss                                          --              --      (3,056,000)      (3,056,000)
-------------------------------------------------------------------------------------------------------

BALANCE, JANUARY 2, 1999                     1,237,000      10,857,000     (10,041,000)         816,000
  Sales of Common Stock, net
    of fees and expenses of $40,000
    (Note 8)                                 1,030,000         475,000              --          475,000
  Issuance of Common Stock
    in settlement (Note 8)                      20,000          13,000              --           13,000
  Net income                                        --              --         505,000          505,000
-------------------------------------------------------------------------------------------------------

BALANCE, JANUARY 1, 2000                     2,287,000      11,345,000      (9,536,000)       1,809,000
  Warrants issued to vendor (Note 8)                --          15,000              --           15,000
  Net income                                        --              --         927,000          927,000
-------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 30, 2000                   2,287,000    $ 11,360,000    $ (8,609,000)    $  2,751,000
=======================================================================================================

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         For the fiscal year ended
-------------------------------------------------------------------------------------------------------------
                                                               December 30,       January 1,       January 2,
                                                                       2000             2000             1999
                                                               ----------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                           $    927,000     $    505,000     $ (3,056,000)
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
   Depreciation and amortization                                    385,000          395,000          704,000
   Gain on sale of property and equipment                          (271,000)         (74,000)        (266,000)
   Accretion of long-term debt discount                              39,000           35,000               --
   Common stock issued for settlement                                    --           13,000               --
   Loss on impaired assets                                               --               --          573,000
   Deferred income taxes                                            (33,000)         (75,000)              --
   Change in current assets and liabilities:
      Receivables                                                  (279,000)        (954,000)         238,000
      Inventories                                                (2,647,000)         393,000       (1,285,000)
      Other current assets                                         (189,000)          11,000           40,000
      Refundable income taxes                                            --               --           29,000
      Accounts payable and accrued expenses                         436,000         (123,000)         (55,000)
      Income taxes payable                                          442,000           75,000               --
                                                               ------------     ------------     ------------
        Net cash provided by (used in) operating activities      (1,190,000)         201,000       (3,078,000)
                                                               ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                             (609,000)        (252,000)        (289,000)
   Proceeds from disposals of property and equipment                667,000           88,000          271,000
                                                               ------------     ------------     ------------
        Net cash provided by (used in) investing activities          58,000         (164,000)         (18,000)
                                                               ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings (payments) under line of credit                 1,514,000         (193,000)        (432,000)
   Payments on long-term obligations                               (377,000)        (113,000)        (408,000)
   Proceeds from long-term obligations                               77,000               --        3,718,000
   Proceeds ascribed to warrants issued in conjunction
      with long-term debt obligations                                    --               --          307,000
   Deferred financing costs                                              --               --         (288,000)
   Proceeds from issuance of common stock                                --          475,000          200,000
                                                               ------------     ------------     ------------
           Net cash provided by financing activities              1,214,000          169,000        3,097,000
                                                               ------------     ------------     ------------
   Increase in cash and cash equivalents                             82,000          206,000            1,000

CASH AND CASH EQUIVALENTS
   Beginning                                                        220,000           14,000           13,000
                                                               ------------     ------------     ------------
   Ending                                                      $    302,000     $    220,000     $     14,000
                                                               ============     ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
   Interest                                                    $    802,000     $    668,000     $    562,000
   Income taxes                                                     177,000               --            2,000
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

FISCAL YEAR: The Company uses a 52-53 week fiscal year. The Company's 2000 fiscal year (2000) ended December 30, 2000, its 1999 fiscal year (1999) ended January 1, 2000 and its 1998 fiscal year (1998) ended January 1, 1999. All such fiscal years include 52 weeks.

REVENUE RECOGNITION: The Company recognizes revenue from appliance sales in the period the appliances are sold. Revenue from appliance recycling is recognized when a unit is collected and processed. Byproduct revenue is recognized upon shipment and is included in recycling revenues.

The staff of the Securities and Exchange Commission has issued Staff Accounting Bulletin No. 101 (SAB No. 101), "Revenue Recognition in Financial Statements." SAB No. 101 summarizes some of the staff's interpretations on the application of generally accepted accounting principles related to revenue recognition. The Company began following the interpretations in SAB No. 101 during the year ended December 30, 2000, and they had no effect on its financial statements.

The Company provides allowances for uncollectable receivables based on management's assessment of the need for such allowances.

The Company defers revenue under appliance extended warranty arrangements and recognizes it over the terms of the warranty contracts. The Company accrues the estimated cost of initial warranty arrangements at the time of the appliance sale.

Shipping and handling charges to customers are included in the revenues. Shipping and handling costs incurred by the Company are included in cost of revenues.

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

Inventories consisted of the following:

                                                          2000             1999
--------------------------------------------------------------------------------

Finished goods                                    $  4,472,000     $  1,698,000
Work-in-process-
    unrefurbished units                                136,000          163,000
Less reserves                                         (375,000)        (275,000)
                                                  ------------     ------------
                                                  $  4,233,000     $  1,586,000
                                                  ============     ============

DEFERRED FINANCING COSTS: In connection with financing transactions in 1998 under notes payable arrangements, the Company incurred $288,000 of costs that have been recorded in other assets and are being amortized using the straight-line method over the terms of the related debt.

DEFERRED GAIN: In the third quarter of 2000, the Company sold its ApplianceSmart(R) outlet property in Saint Paul, Minnesota. The Company is still operating this outlet and has an operating lease on this outlet until September 30, 2001. The Company recognized $275,000 of gain on this transaction in 2000 and will recognize the remaining $60,000 deferred gain over the remaining term of the lease.

PROPERTY AND EQUIPMENT: Depreciation is computed using straight-line and accelerated methods over the following estimated useful lives:

                                      Years
                                      -----
    Buildings and improvements       18 - 30
    Equipment                          3 - 8

ACCOUNTING FOR LONG-LIVED ASSETS: The Company reviews its property, equipment and goodwill periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future net cash flows be less than the carrying value, the Company recognizes an impairment loss at that date. An impairment loss is measured by comparing the amount by which the carrying value exceeds the fair value (estimated discounted future cash flows or appraisal of assets) of the long-lived assets. In 1998, the Company recorded a loss on impairment of certain assets (See Note 2).

ADVERTISING EXPENSE: Advertising is expensed as incurred, and was $884,000, $532,000 and $448,000 for the fiscal years ended December 30, 2000, January 1, 2000 and January 2, 1999.

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

In arriving at diluted weighted-average shares and per share amounts for the fiscal years ended December 30, 2000 and January 1, 2000, options and warrants (see Note 8) with exercise prices below average market prices for the respective fiscal quarters in which they were dilutive were included using the treasury stock method. Since the Company had incurred loss in the fiscal year ended January 2, 1999, the inclusion of potential option and warrant common shares in the calculation of diluted loss per common share would have been antidilutive. Therefore, basic and diluted weighted-average shares and per share amounts for that year are the same.

COMPREHENSIVE INCOME: Comprehensive income is equivalent to net income in the statement of operations.

SEGMENT INFORMATION: The Company believes that it has one operating segment. Although certain separate financial information by retail store, or retail store and recycling center, is available to management, the Company is managed as a unit. Specifically, it does not measure profit or loss or maintain assets separately for its products/revenue sources (appliance sales and appliance recycling, including recycling services for utilities).

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

NOTE 2. MARKET CLOSINGS AND LOSS ON IMPAIRED ASSETS

In December 1998, the Company decided to withdraw from the under-performing St. Louis, Missouri market. The Company closed its recycling center and two retail stores in February 1999. For the year ended January 2, 1999, the Company incurred expenses of approximately $130,000 which included the write-off of leasehold improvements of approximately $55,000 and the accrual of remaining lease payments and other costs of approximately $75,000.

In 1998, the Company elected to curtail its appliance shredding operations and intensify its strategic focus on appliance retailing. As a result, the Company recorded a $518,000 loss on impaired equipment for the year ended January 2, 1999.

During the year ended January 1, 2000, the Company closed a retail store in the Minneapolis market and incurred expenses of $22,000 for the remaining lease payments and write off of leasehold improvements. The Company also closed a retail store in the California market in June 1999, which resulted in no closing costs.

In April 2000, the Company closed a retail store in the Minneapolis market. In connection therewith, the Company wrote off leasehold improvements of approximately $71,000.

NOTE 3. LINE OF CREDIT

At December 30, 2000, the Company had a $5.0 million line of credit with a lender. The interest rate as of December 30, 2000 was 11.25%. The amount of borrowings available under the line of credit is based on a formula using receivables and inventories. The line of credit has a stated maturity date of August 30, 2001 unless renewed and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time. The line of credit is secured by substantially all the Company's assets, and requires minimum monthly interest payments of $14,000 regardless of the outstanding principal balance. The lender is also secured by an inventory repurchase agreement with Whirlpool Corporation. The loan requires that the Company meet certain covenants, provides payment penalties for noncompliance, limits the amount of other debt the Company can incur, limits the amount of spending on fixed assets and limits payments of dividends. At December 30, 2000 the Company's unused borrowing capacity under this line was $331,000.

NOTE 4. LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following:

                                                         2000              1999
--------------------------------------------------------------------------------
9.00% mortgage, due in
  monthly installments of
  $11,411, including interest,
  balance due February 2004,
  secured by land
  and building                                     $  791,000        $  854,000
8.75% mortgage, due in
  monthly installments of
  $7,027, including interest,
  balance due January 2003,
  secured by land
 and building                                         625,000           652,000
13.00% note payable,
  monthly interest payments of
  $37,917 until September 2000,
  monthly principal and interest
  payments of $52,259 beginning
  September 2000, balance due
  September 2005, secured by
  equipment, land and building                      3,219,000         3,237,000
9.88% mortgage, due in
  monthly installments of
  $3,286, including interest,
  balance due September
  2008, secured by land
  and building                                             --           211,000
Other                                                  71,000            12,000
                                                   ----------        ----------
                                                    4,706,000         4,966,000
Less current maturities                               275,000           135,000
                                                   ----------        ----------
                                                   $4,431,000        $4,831,000
                                                   ==========        ==========

The future annual maturities of long-term obligations are as follows:

Fiscal year
-----------
2001                                                                 $  275,000
2002                                                                    309,000
2003                                                                    857,000
2004                                                                    322,000
2005                                                                  2,566,000
Thereafter                                                              377,000
                                                                     ----------
                                                                     $4,706,000

NOTE 5. ACCRUED EXPENSES

Accrued expenses were as follows:

                                                         2000              1999
--------------------------------------------------------------------------------
Compensation                                       $  330,000         $ 178,000
Warranty                                              188,000           182,000
Other                                                 418,000           382,000
                                                   ----------         ---------
                                                   $  936,000         $ 742,000
                                                   ==========         =========

NOTE 6. COMMITMENTS

OPERATING LEASES: The Company leases certain of its retail stores and recycling center facilities and equipment under noncancelable operating leases. The leases require the payment of taxes, maintenance, utilities and insurance.

Minimum rental commitments under noncancelable operating leases as of December 30, 2000 were as follows:

Fiscal Year
-----------
2001                                                                 $1,173,000
2002                                                                  1,170,000
2003                                                                  1,183,000
2004                                                                    997,000
2005                                                                    863,000
                                                                     ----------
                                                                     $5,386,000
                                                                     ==========

Rent expense for the fiscal years ended December 30, 2000, January 1, 2000 and January 2, 1999 was $420,000, $370,000 and $482,000, respectively.

NOTE 7. INCOME TAXES

The provision for income taxes consisted of the following:

                                             2000           1999           1998
--------------------------------------------------------------------------------
Current:
  Federal                              $  496,000     $   75,000     $       --
  State                                   117,000             --         31,000
Deferred                                  (33,000)       (75,000)            --
                                       ----------     ----------     ----------
                                       $  580,000     $       --     $   31,000
                                       ==========     ==========     ==========



A reconciliation of the Company's income tax expense with the federal statutory tax rate is shown below:

                                           2000            1999            1998
--------------------------------------------------------------------------------
Income tax
  expense (benefit)
  at statutory rate                 $   511,000     $   172,000     $(1,049,000)
State taxes
  (benefit), net of
  federal tax
  effect                                 99,000          18,000        (192,000)
Permanent
  differences
  and other                              33,000         (85,000)         34,000
Change in
  valuation
  allowance                             (63,000)       (105,000)        257,000
Effect of NOL
  with no current
  tax benefit                                --              --         981,000
                                    -----------     -----------     -----------
                                    $   580,000     $        --     $    31,000
                                    ===========     ===========     ===========

The components of net deferred tax assets are as follows:

                                                           2000            1999
--------------------------------------------------------------------------------
Deferred tax assets:
  Net operating loss
    carryforwards                                   $ 3,405,000     $ 3,421,000
  Fixed asset differences                               130,000         295,000
  Federal and state tax credits                         199,000         199,000
  Inventory reserve                                     150,000         110,000
  Accrued expenses                                      246,000         135,000
                                                    -----------     -----------
    Gross deferred tax assets                       $ 4,130,000     $ 4,160,000
Valuation allowance                                  (4,022,000)     (4,085,000)
                                                    -----------     -----------
Net deferred tax assets                             $   108,000     $    75,000
                                                    ===========     ===========

At December 30, 2000, the Company had a valuation allowance against deferred tax assets to reduce the total to an amount management believes is appropriate. Realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

At December 30, 2000, the Company had net operating loss ("NOL") carryforwards expiring as follows:

Expiration                                                               Amount
----------                                                               ------
2011                                                                 $4,725,000
2012                                                                 $1,144,000
2018                                                                 $2,645,000

Future utilization of NOL and tax credit carryforwards is subject to certain limitations under provisions of Section 382 of the Internal Revenue Code. This Section relates to a 50 percent change in control over a three-year period. The Company believes that the issuance of common stock during 1999 resulted in an "ownership change" under Section 382. Accordingly, the Company's ability to use NOL and tax credit carryforwards generated prior to February 1999 may be limited to approximately $46,000 per year.

NOTE 8. SHAREHOLDERS' EQUITY

STOCK OPTIONS: The Company has two Stock Option Plans (the "Plans") that permit the granting of "incentive stock options" meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified options that do not meet the requirements of
Section 422. The Plans have 150,000 and 400,000 shares, respectively, available for grant. The options that have been granted under the Plans are exercisable for a period of five to ten years from the date of grant and vest over a period of six months to five years from the date of grant.

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

                                            2000           1999           1998
--------------------------------------------------------------------------------
Net income (loss):
   As reported                       $   927,000    $   505,000    $(3,056,000)
   Pro forma                         $   859,000    $   460,000    $(3,136,000)
Basic earnings
 (loss) per share:
   As reported                       $      0.41    $      0.24    $     (2.55)
   Pro forma                         $      0.38    $      0.21    $     (2.61)
Diluted earnings
 (loss) per share:
   As reported                       $      0.32    $      0.22    $     (2.55)
   Pro forma                         $      0.30    $      0.20    $     (2.61)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                    2000       1999       1998
--------------------------------------------------------------------------------
Expected dividend yield                               --         --         --
Expected stock price volatility                     79.7%      81.3%      83.2%
Risk-free interest rate                              6.0%       5.5%       5.5%
Expected life of options (years)                       3          3          3
--------------------------------------------------------------------------------

Additional information relating to all outstanding options is as follows:

                                                               Weighted Average
                                                    Shares      Exercise Price
--------------------------------------------------------------------------------
Outstanding at
  January 3, 1998                                   93,000          $10.93
  Granted                                           78,000          $ 1.50
  Cancelled                                        (27,000)         $13.22
--------------------------------------------------------------------------------
Outstanding at
  January 2, 1999                                  144,000          $ 5.37
  Granted                                           97,000          $ 0.61
  Cancelled                                         (4,000)         $ 8.95
--------------------------------------------------------------------------------
Outstanding at
  January 1, 2000                                  237,000          $ 3.36
  Granted                                          180,000          $ 2.22
  Cancelled                                        (44,000)         $ 5.20
--------------------------------------------------------------------------------
Outstanding at
  December 30, 2000                                373,000          $ 2.59
--------------------------------------------------------------------------------

The weighted average fair value per option of options granted during fiscal 2000, 1999 and 1998 was $0.90, $0.28 and $0.85, respectively.

The following tables summarize information about stock options outstanding as of December 30, 2000:

                               OPTIONS OUTSTANDING

                                                        Weighted
                                                         Average
                                                       Remaining       Weighted
Range of                                  Number     Contractual        Average
Exercise                                 Options         Life in       Exercise
Prices                               Outstanding           Years          Price
--------------------------------------------------------------------------------
$17.50                                    16,000             0.5        $ 17.50
$10.52                                     8,000             2.5        $ 10.52
$2.38 to $3.00                            48,000             6.1        $  2.55
$0.75 to $2.20                           212,000             4.6        $  2.09
$0.59 to $0.63                            89,000             5.4        $  0.61
                                         -------
                                         373,000
                                         =======

                               OPTIONS EXERCISABLE

Range of                                  Number             Weighted
Exercise                                 Options              Average
Prices                               Exercisable       Exercise Price
--------------------------------------------------------------------------------

$17.50                                    16,000               $17.50
$10.52                                     8,000               $10.52
$2.38 to $3.00                            48,000               $ 2.55
$0.75 to $2.20                            61,000               $ 1.52
$0.59 to $0.63                            55,000               $ 0.61
                                         -------
                                         188,000               $ 3.34
                                         =======

The following table summarizes options exercisable for stock options outstanding as of January 1, 2000 and January 2, 1999:

                                            1999                 1998
--------------------------------------------------------------------------------
Number of options
  exercisable                            141,000               49,000
Weighted average
  exercise price                           $5.11               $12.37

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

In February 1999, in connection with a private placement, the Company issued warrants to purchase 83,000 shares of Common stock at $0.50 per share, subject to adjustment.

In March 1999, the Company issued to a board member 5,000 warrants to purchase the Company's Common Stock at $0.625 per share, the market value of the Company's stock at the date of grant.

In April 1999, the Company issued to a vendor 50,000 warrants to purchase common stock at $0.625 per share. The contract provides that 37,500 of these warrants are currently exercisable and the balance is exercisable based on a certain target.

All issued warrants are exercisable and expire as follows: 68,750 in 2001; 125,000 in 2003; 133,000 in 2004; 700,000 in 2007 and 5,000 in 2009.

COMMON STOCK ISSUED IN SETTLEMENT: In August 1999, the Company settled a lawsuit with a former employee. The settlement included a cash payment of $105,000 and the issuance of 20,000 shares of the Company's Common Stock valued at $12,500. The previously unaccrued portion of this settlement, $74,000, is included in selling, general and administrative expenses for fiscal 1999.

PREFERRED STOCK: In April 1998, the Company's shareholders approved an amendment to the Company's Articles of Incorporation authorizing two million shares of Preferred Stock of the Company ("Preferred Stock") which may be issued from time to time in one or more series having such rights, powers, preferences and designations as the Board of Directors may determine. To date no such preferred shares have been issued.

PRIVATE PLACEMENT: In February 1999, the Company sold in a private placement 1,030,000 shares of Common Stock at a price of $0.50 per share. The Company paid $31,500 of the proceeds and issued warrants to an investment banker as a placement fee.

In May 1998, the Company sold in a private placement 100,000 shares of Common Stock at a price of $2.00 per share to an institutional investor.

NOTE 9.  MAJOR CUSTOMER AND SUPPLIER

MAJOR CUSTOMER: Total revenues include sales to one major recycling customer as follows:

                                                  2000        1999        1998
--------------------------------------------------------------------------------
Revenue percentage:                               29.9%       33.1%       28.8%

As of December 30, 2000, the Company had a receivable from this customer of $505,000.

MAJOR SUPPLIER: The Company purchases substantially all of its distressed appliances from one original equipment manufacturer under a contractual arrangement. Management believes that should this arrangement be terminated other original equipment manufacturers would be available as alternate sources of supply.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No changes in or disagreements with accountants have occurred within the two-year period ended December 30, 2000 that required reporting on Form 8-K.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         Information regarding directors and executive officers of the Company is set forth under the headings "Nominees and Information Concerning Officers and Key Employees who are not Directors" and "Section 16 (a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders to be held April 26, 2001, and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

         Information regarding Executive Compensation is set forth under the heading "Executive Compensation and Stock Options Granted and Exercised in Last Fiscal Year" in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders to be held April 26, 2001, and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners and management is set forth under the heading "Common Stock Ownership" in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders to be held April 26, 2001, and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions is set forth under the heading "Nominees and Information Concerning Officers and Key Employees who are not Directors" in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders to be held April 26, 2001, and is incorporated herein by reference.

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

         1.       FINANCIAL STATEMENTS

                  See Index to Financial Statements under Item 8 of this report.

         2.       FINANCIAL STATEMENT SCHEDULE

                  To the Board of Directors
                  Appliance Recycling Centers of America, Inc.
                  Minneapolis, Minnesota

                           Our audits were made for the purpose of forming an
                  opinion on the basic consolidated financial statements of Appliance Recycling Centers of America, Inc. and subsidiaries taken as a whole. The supplemental Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

                                               McGLADREY & PULLEN, LLP


                  Minneapolis, Minnesota
                  February 16, 2001

                  Schedule II - Valuation and Qualifying Accounts

                                               Accounts Receivable     Inventory
                                                         Allowance     Allowance
                  --------------------------------------------------------------
                  Balance, January 3, 1998              $   35,000    $   20,000
                     Additional allowance                   50,000        20,000
                     Write-offs                            (67,000)           --
                  --------------------------------------------------------------
                  Balance, January 2, 1999              $   18,000    $   40,000
                     Additional allowance                   23,000       235,000
                     Write-offs                            (16,000)           --
                  --------------------------------------------------------------
                  Balance, January 1, 2000              $   25,000    $  275,000
                     Additional allowance/adjustments       (5,000)      205,000
                     Write-offs                                 --      (105,000
                  --------------------------------------------------------------
                  Balance, December 30, 2000            $   20,000    $  375,000
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

Dated:  March 19, 2001                 APPLIANCE RECYCLING CENTERS OF
                                        AMERICA, INC.
                                        (Registrant)



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

SIGNATURE                                   TITLE                      DATE
---------                                   -----                      ----

/s/ Edward R. Cameron        Chairman of the Board, President     March 19, 2001
-----------------------      and Chief Executive Officer
Edward R. Cameron


/s/ Linda A. Koenig          Controller                           March 19, 2001
-----------------------
Linda A. Koenig


/s/ George B. Bonniwell      Director                             March 19, 2001
-----------------------
George B. Bonniwell


/s/ Duane S. Carlson         Director                             March 19, 2001
-----------------------
Duane S. Carlson


/s/ Marvin Goldstein         Director                             March 19, 2001
-----------------------
Marvin Goldstein


/s/ Harry W. Spell           Director                             March 19, 2001
-----------------------
Harry W. Spell

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

 10.19 Agreement dated June 12, 2000 between Southern California Edison Company and Appliance Recycling Centers of America, Inc. [filed as
             Exhibit 10 to the Company's Form 10-Q for the quarter ended July 1, 2000 (File No. 0-19621) and incorporated herein by reference].

 10.20 Agreement dated August 21, 2000 between Southern California Edison Company and Appliance Recycling Centers of America, Inc. [filed as
             Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 2000 (File No. 0-19621) and incorporated herein by reference].

 10.21 Amendment to the line of credit dated August 30, 2000 between Appliance Recycling Centers of America, Inc. and Spectrum Commercial Services, a division of Lyons Financial Services, Inc., Amendment to General Credit and Security Agreement and Amended and Restated Revolving Note. [filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2000 (File No. 0-19621) and incorporated herein by reference].

+21.1        Subsidiaries of Appliance Recycling Centers of America, Inc.

+23.1        Consent of McGladrey & Pullen, LLP, Independent Public Accountants.


* Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(a)3 of this Form 10-K.

+  Filed herewith.