Form 10-Q
period 2001-03-31
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2001-05-15
CIK 862861

Form 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

Yes    X         No

As of May 11, 2001, the number of shares outstanding of the registrant’s no par value Common Stock was 2,287,369 shares.

APPLIANCE RECYCLING CENTERS of AMERICA, INC.

INDEX

                                                                           Page
PART I.      FINANCIAL INFORMATION                                          NO.
                                                                           ----

     Item 1: Financial Statements:

                 Consolidated Balance Sheets as of
                 March 31, 2001 and December 30, 2000........................3

                 Consolidated Statements of Operations for the
                 Three Months Ended March 31, 2001 and April 1, 2000.........4

                 Consolidated Statements of Cash Flows for the
                 Three Months Ended March 31, 2001 and April 1, 2000.........5

                 Notes to Consolidated Financial Statements..................6

    Item 2:  Management’s Discussion and Analysis

Appliance Recycling Centers of America, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 30,
	2001	2000

ASSETS
Current Assets
Cash and cash equivalents	$635,000	$302,000
Accounts receivable, net of allowance of $20,000	2,926,000	1,731,000
Inventories, net of reserves of $374,000 and $375,000, respectively	4,239,000	4,233,000
Deferred income taxes and other current assets	362,000	386,000

Total current assets	8,162,000	6,652,000

Property and Equipment, at cost
Land	2,050,000	2,050,000
Buildings and improvements	3,609,000	3,550,000
Equipment	4,336,000	4,046,000

	9,995,000	9,646,000
Less accumulated depreciation	4,010,000	3,930,000

Net property and equipment	5,985,000	5,716,000

Other Assets	297,000	207,000

Goodwill, net of amortization of $123,000 and $114,000, respectively	67,000	76,000

Total assets	$14,511,000	$12,651,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Line of credit	$3,590,000	$2,402,000
Current maturities of long-term obligations	307,000	275,000
Accounts payable	1,890,000	1,279,000
Accrued expenses (Note 2)	951,000	936,000
Deferred gain on building sale	42,000	60,000
Income taxes payable	191,000	517,000

Total current liabilities	6,971,000	5,469,000
Long-Term Obligations, less current maturities	4,473,000	4,431,000

Total liabilities	11,444,000	9,900,000

Shareholders’ Equity
Common stock, no par value; authorized 10,000,000
shares; issued and outstanding 2,287,000 shares	11,360,000	11,360,000
Accumulated deficit	(8,293,000)	(8,609,000)

Total shareholders’ equity	3,067,000	2,751,000

Total liabilities and shareholders’ equity	$14,511,000	$12,651,000

See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,	April 1,
	2001	2000

Revenues (Note 3)
Retail	$4,728,000	$2,207,000
Recycling	2,866,000	1,676,000
Byproduct	170,000	291,000

Total revenues	7,764,000	4,174,000
Cost of Revenues	4,610,000	2,170,000

Gross profit	3,154,000	2,004,000
Selling, General and Administrative Expenses	2,390,000	1,432,000

Operating income	764,000	572,000
Other Income (Expense)
Other income	21,000	1,000
Interest expense	(240,000)	(187,000)

Income before provision for income taxes	545,000	386,000
Provision for Income Taxes	229,000	96,000

Net income	$316,000	$290,000

Basic Earnings per Common Share	$0.14	$0.13
Diluted Earnings per Common Share	$0.11	$0.10

Weighted Average Number of Common Shares Outstanding:
Basic	2,287,000	2,287,000
Diluted	2,863,000	2,812,000

See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,	April 1,
	2001	2000

Cash Flows from Operating Activities
Net income	$316,000	$290,000
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	101,000	94,000
Accretion of long-term debt discount	11,000	9,000
Loss on disposal of property and equipment	--	5,000
Changes in assets and liabilities:
Accounts receivable	(1,195,000)	119,000
Inventories	(6,000)	(932,000)
Other assets	(78,000)	17,000
Accounts payable	611,000	290,000
Accrued expenses	15,000	150,000
Unrealized gain on building sale	(18,000)	--
Income taxes payable	(326,000)	29,000

Net cash provided by (used in) operating activities	(569,000)	71,000

Cash Flows from Investing Activities
Purchases of property and equipment	(349,000)	(42,000)

Cash Flows from Financing Activities
Net borrowings under line of credit	1,188,000	121,000
Proceeds from long-term obligations	142,000	--
Payments on long-term obligations	(79,000)	(29,000)

Net cash provided by financing activities	1,251,000	92,000

Increase in cash and cash equivalents	333,000	121,000
Cash and Cash Equivalents
Beginning	302,000	220,000

Ending	$635,000	$341,000

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$230,000	$171,000
Income taxes	555,000	67,000

See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Financial Statements – In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company and its subsidiaries as of March 31, 2001 and the results of operations and its cash flows for the three-month periods ended March 31, 2001 and April 1, 2000. The results of operations for any interim period are not necessarily indicative of the results for the year. These interim consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

Certain information and footnote disclosures usually included in the annual consolidated financial statements in accordance with generally accepted accounting principles have been condensed or omitted.

2.	Accrued Expenses
Accrued expenses were as follows:

	March 31, 2001	December 30, 2000

Compensation	$351,000	$330,000
Warranty	193,000	188,000
OTHER	407,000	418,000

	$951,000	$936,000

3.	Revenue Recognition – In prior periods, the Company had reported consolidated recycling revenues and byproduct revenues together as recycling revenues. The Company has determined that byproduct revenues should be separately reported because of their significant dollar amount and since this revenue is a result of both retail and recycling activities. Prior periods have been reclassified to be consistent with this presentation.

PART I: ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the Company’s level of operations and financial condition. This discussion should be read with the consolidated financial statements appearing in Item 1.

RESULTS OF OPERATIONS

The Company generates revenues from three sources: retail, recycling and byproduct activities. Retail revenues are sales of appliances, warranty and service revenue and delivery fees. Recycling revenues are fees charged for the disposal of appliances. Byproduct revenues are sales of scrap metal and reclaimed chlorofluorocarbons (“CFC’s”) generated from processed appliances. The Company is managed as a unit and does not measure profit or loss separately for its three primary revenue sources. Therefore, the Company believes that it has one operating segment.

Total revenues for the three months ended March 31, 2001 were $7,764,000 compared to $4,174,000 for the three months ended April 1, 2000, an increase of 86%. Retail revenues for the three months ended March 31, 2001 were $4,728,000, compared to $2,207,000 for the three months ended April 1, 2000, an increase of 114%. Same-store retail sales increased 34% (a sales comparison of five stores that were open the entire first three months of both 2001 and 2000). The increase in retail revenues was primarily due to an increase in scratch and dent sales as a result of increased advertising and operating three additional stores during the first quarter of 2001 compared to the same period in the previous year. Currently, the Company has eight retail locations. The Company plans to open a store in May 2001 in the Columbus, Ohio market, which will replace a significantly smaller store in this market. Any additional stores opened later this year would be located in an existing market. The Company experiences seasonal fluctuations and expects retail sales to be higher in the second and third calendar quarters than in the first and fourth calendar quarters, reflecting consumer purchasing cycles.

Recycling revenues increased to $3,036,000 in the three months ended March 31, 2001 from $1,967,000 for the same period of 2000, an increase of 54%. The increase in recycling revenues was primarily due to an increase in the recycling volumes principally related to the Summer Initiative contract with Southern California Edison Company (“Edison”). The Company has a two-year contract with Edison for its refrigerator recycling program through December 30, 2001. In the first quarter of 2001, the Company signed an updated contract for the second year of the two-year contract with Edison. There are no material changes in the Edison arrangement in the updated contract. The Company expects the volume for the second year of this contract, 2001, to be at approximately the same level as 2000. This two-year contract does not provide for a minimum number of refrigerators to be recycled in either 2000 or 2001. The timing and amount of revenues will be dependent on advertising by Edison.

RESULTS OF OPERATIONS – Continued

The Company has another contract with Edison (“Summer Initiative”) for a recycling program in the service areas of Pacific Gas & Electric (the San Francisco Bay area) and San Diego Gas & Electric. Under this contract, the Company expects to recycle approximately 30,000 to 40,000 additional units through the end of 2001. However, the contract goal could be attained by the third quarter of this year. Also, this contract does not provide for a minimum number of units to be recycled. The Company began the Summer Initiative in September 2000 and was fully operational in the first quarter of 2001. The Company is responsible for advertising for the Summer Initiative.

The recent energy crisis in California has not had a material adverse effect on the Company’s operations. However, there can be no assurance that it will not have an adverse effect in the future if Edison is unable to perform under the terms of its contracts with the Company

Byproduct revenues decreased to $170,000 in the three months ended March 31, 2001 from $291,000 in the same period of 2000. The decrease was primarily due to a decrease in scrap metal prices and a decrease in the volume of CFCs offset by an increase in CFC prices.

Gross profit as a percentage of total revenues decreased to 40.6% for the three months ended March 31, 2001 from 48.0% for the three months ended April 1, 2000. The decrease was primarily due to higher retail sales of scratch and dent appliances which have a lower gross margin than sales of reconditioned appliances. Gross profit as a percentage of total revenues for future periods can be affected favorably or unfavorably by numerous factors, including the mix of retail products sold, the volume of appliances recycled from the Edison contracts, and the price and volume of byproduct revenues. The Company believes that gross profit as a percentage of total revenues for the year will approximate the gross profit as a percentage of total revenues of the first quarter of 2001.

Selling, general and administrative expenses for the three months ended March 31, 2001 increased by $958,000 or 66.9% from the same period in 2000. Selling expenses for the three months ended March 31, 2001 increased by $805,000 or 170.1% from the same period in 2000. The increase in selling expenses was primarily due to an increase in advertising and sales commissions and the expenses for the opening of three stores during the first quarter of 2001. General and administrative expenses for the three months ended March 31, 2001 increased by $153,000 or 16.0% from the same period in 2000. The increase in general and administrative expense was primarily due to an increase in personnel costs.

Interest expense was $240,000 for the three months ended March 31, 2001 compared to $187,000 for the same period in 2000. The increase was due to a higher average borrowed amount in the three months ended March 31, 2001 than in the same period in 2000 offset by a decrease in the effective interest rate on the line of credit.

RESULTS OF OPERATIONS – Continued

The Company recorded a provision for income taxes of $229,000 for the three months ended March 31, 2001 compared to $96,000 for the three months ended April 1, 2000. This increase was due to both greater pre-tax income and a higher effective tax rate for the three months ended March 31, 2001 compared to the same period in the prior year.

The Company has net operating loss carryovers of approximately $8,514,000 at March 31, 2001, which may be available to reduce taxable income and in turn income taxes payable in future years. However, future utilization of these loss carryforwards is subject to certain limitations under provisions of the Internal Revenue Code including limitations subject to Section 382, which relate to a 50 percent change in control over a three-year period, and are further dependent upon the Company maintaining profitable operations. The Company believes that the issuance of Common Stock during 1999 resulted in an “ownership change” under Section 382. Accordingly, the Company’s ability to use net operating loss carryforwards generated prior to February 1999 may be limited to approximately $46,000 per year. At March 31, 2001, the Company had recorded cumulative valuation allowances of approximately $4,022,000 against its net deferred tax assets due to the uncertainty of their realization. The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to become available to reduce taxable income.

The Company recorded net income of $316,000 or $.11 per diluted share for the three months ended March 31, 2001 compared to $290,000 or $.10 per diluted share for the same period of 2000. The increase in the net income was due to a decrease in selling, general and administrative expenses as a percentage of total revenues offset by a decrease in the gross profit percentage.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, the Company had working capital of $1,191,000 compared to working capital of $1,183,000 at December 30, 2000. Cash and cash equivalents increased to $635,000 at March 31, 2001 from $302,000 at December 30, 2000. Net cash used in operating activities was $569,000 for the three months ended March 31, 2001 compared to net cash provided by operating activities of $71,000 in the same period of 2000. The cash used in operating activities was primarily due to an increase in accounts receivable and payment of income taxes offset by net income and an increase in accounts payable.

The Company’s capital expenditures for the three months ended March 31, 2001 and April 1, 2000 were approximately $349,000 and $42,000, respectively. The 2001 capital expenditures were primarily related to the continued upgrade of computer systems and the purchase of equipment related to the refrigerator recycling operation. The 2000 capital expenditures were primarily related to the purchase of computer equipment.

LIQUIDITY AND CAPITAL RESOURCES – continued

As of March 31, 2001, the Company had a $5.0 million line of credit with a lender. The interest rate on the line as of March 31, 2001 was 9.75%. The amount of borrowings available under the line of credit is based on a formula using receivables and inventories. The line of credit has a stated maturity date of August 30, 2001, if not renewed, and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time. The line of credit is secured by substantially all the Company’s assets and requires minimum monthly interest payments of $14,000 regardless of the outstanding principal balance. The lender also has an inventory repurchase agreement with Whirlpool Corporation that secures the line of credit. The line requires that the Company meet certain financial covenants, provides payment penalties for noncompliance, limits the amount of other debt the Company can incur, limits the amount of spending on fixed assets and limits payments of dividends. At March 31, 2001, the Company had unused borrowing capacity of $361,000.

The recent energy crisis in California has not had a material adverse effect on the Company’s operations. However, there can be no assurance that it will not have an adverse effect in the future if Edison is unable to perform under the terms of its contracts with the Company.

The Company believes, based on the anticipated revenues from the Edison contract and the Summer Initiative contract, anticipated sales per retail store and anticipated gross profit, that its cash balance, anticipated funds generated from operations and its current line of credit, if renewed in August 2001, will be sufficient to finance its operations and capital expenditures through December 2001. The Company’s total capital requirements will depend on, among other things as discussed herein, the recycling volumes generated from the Edison program and Summer Initiative program in 2001 and the number and size of retail stores operating during the fiscal year. Currently, the Company has three recycling centers and eight retail stores in operation. If revenues are lower than anticipated or expenses are higher than anticipated or the line of credit cannot be maintained after August 2001, the Company may require additional capital to finance operations. Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (common or preferred stock) or other securities. There can be no assurance that the line of credit will be renewed or such additional sources of financing will be available or available on terms satisfactory to the Company or permitted by the Company’s current lenders.

FORWARD-LOOKING STATEMENTS

Statements contained in this quarterly report regarding the Company’s future operations, performance and results, and anticipated liquidity are forward-looking and therefore are subject to certain risks and uncertainties, including, but not limited to those discussed herein. Any forward-looking information regarding the operations of the Company will be affected primarily by the Company’s continued ability to purchase product from Whirlpool at acceptable prices and the ability and timing of Edison to deliver units under both its contracts with the Company. In addition, any forward-looking information will also be affected by the ability of individual retail stores to meet planned revenue levels, the rate of sustainable growth in the number of retail stores, the speed at which individual retail stores reach profitability, costs and expenses being realized at higher than expected levels, the Company’s ability to secure an adequate supply of special buy and used appliances for resale and the continued availability of the Company’s current line of credit.

PART I: ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MARKET RISK AND IMPACT OF INFLATION

The Company does not believe there is any significant risk related to interest rate fluctuations on its long-term debt since it has fixed rates. However, there is interest rate risk on the line of credit since its interest is based on the prime rate. Also, the Company believes that inflation has not had a material impact on the results of operations for the three-month period ended March 31, 2001. However, there can be no assurance that future inflation will not have an adverse impact on the Company’s operating results and financial conditions.

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

ITEM 2 –  CHANGES IN SECURITIES AND USE OF PROCEEDS – None

ITEM 3 –  DEFAULTS UPON SENIOR SECURITIES – None

ITEM 4 –  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 26, 2001, the Company held its Annual Meeting of Shareholders. At the meeting, Edward R. Cameron, Duane S. Carlson, Harry W. Spell, Marvin Goldstein and George B. Bonniwell were elected as directors for 2001. The shareholders also approved an amendment to the Company’s Restated 1997 Stock Option Plan and ratified the appointment of McGladrey & Pullen, LLP as independent auditors for the fiscal year ending December 29, 2001.

ITEM 5 –  OTHER INFORMATION – None

ITEM 6 –  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit 10.1 – Updated contract dated January 1, 2001 between Southern California Edison Company and Appliance Recycling Centers of America, Inc.

(b)	Exhibit 10.2 — Amendment effective April 26, 2001 to 1997 Stock Option Plan.

(c)	The Company did not file any reports on Form 8-K during the three months ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
Registrant

DATE: May 11, 2001	/s/ EDWARD R. CAMERON
Edward R. Cameron
President

DATE: May 11, 2001	/s/ LINDA KOENIG
Linda Koenig
Controller