Form 10-Q
period 2001-06-30
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2001-08-14
CIK 862861

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               ------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                                 (952) 930-9000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                    YES __X__                         NO

As of August 10, 2001, the number of shares outstanding of the registrant's no par value common stock was 2,287,369 shares.

                  APPLIANCE RECYCLING CENTERS OF AMERICA, INC.



                                      INDEX




PART I.      FINANCIAL INFORMATION                                     Page No.
                                                                       --------

    Item 1:  Financial Statements:

             Consolidated Balance Sheets as of
             June 30, 2001 and December 30, 2000............................3

             Consolidated Statements of Operations for the
             Three and Six Months Ended June 30, 2001 and July 1, 2000......4

             Consolidated Statements of Cash Flows for the
             Six Months Ended June 30, 2001 and July 1, 2000................5

             Notes to Consolidated Financial Statements.....................6

    Item 2:  Management's Discussion and Analysis
             of Financial Condition and Results of Operations...............7

    Item 3:  Quantitative and Qualitative Disclosure about Market Risk.....13

PART II.     OTHER INFORMATION.............................................13

Appliance Recycling Centers of America, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                                                                 June 30,       December 30,
                                                                                     2001               2000
                                                                              (Unaudited)
-------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
    Cash and cash equivalents                                                $    546,000       $    302,000
    Accounts receivable, net of allowance of $20,000                            4,612,000          1,731,000
    Inventories, net of reserves of $486,000 and $375,000, respectively         5,027,000          4,233,000
    Deferred income taxes and other current assets                                475,000            386,000
-------------------------------------------------------------------------------------------------------------
        Total current assets                                                   10,660,000          6,652,000
-------------------------------------------------------------------------------------------------------------
Property and Equipment, at cost
    Land                                                                        2,050,000          2,050,000
    Buildings and improvements                                                  3,687,000          3,550,000
    Equipment                                                                   4,424,000          4,046,000
-------------------------------------------------------------------------------------------------------------
                                                                               10,161,000          9,646,000
    Less accumulated depreciation                                               4,104,000          3,930,000
-------------------------------------------------------------------------------------------------------------
        Net property and equipment                                              6,057,000          5,716,000
-------------------------------------------------------------------------------------------------------------
Other Assets                                                                      297,000            207,000
Goodwill, net of amortization of $133,000 and $114,000, respectively               57,000             76,000
-------------------------------------------------------------------------------------------------------------
        Total assets                                                         $ 17,071,000       $ 12,651,000
=============================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Line of credit                                                           $  4,999,000       $  2,402,000
    Current maturities of long-term obligations                                   315,000            275,000
    Accounts payable                                                            2,790,000          1,279,000
    Accrued expenses (Note 2)                                                     871,000            936,000
    Deferred gain on building sale                                                 24,000             60,000
    Income taxes payable                                                          222,000            517,000
-------------------------------------------------------------------------------------------------------------
        Total current liabilities                                               9,221,000          5,469,000
Long-Term Obligations, less current maturities                                  4,390,000          4,431,000
-------------------------------------------------------------------------------------------------------------
        Total liabilities                                                      13,611,000          9,900,000
-------------------------------------------------------------------------------------------------------------
Shareholders' Equity
    Common stock, no par value; authorized 10,000,000
        shares; issued and outstanding 2,287,000 shares                        11,360,000         11,360,000
    Accumulated deficit                                                        (7,900,000)        (8,609,000)
-------------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                              3,460,000          2,751,000
-------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity                           $ 17,071,000       $ 12,651,000
=============================================================================================================

                 See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                  Three Months Ended                   Six Months Ended
                                                               June 30,           July 1,          June 30,           July 1,
                                                                   2001              2000              2001              2000
------------------------------------------------------------------------------------------------------------------------------
Revenues
     Retail                                                $  4,940,000      $  3,020,000      $  9,668,000      $  5,227,000
     Recycling                                                4,885,000         2,553,000         7,751,000         4,229,000
     Byproduct                                                  270,000           246,000           440,000           537,000
------------------------------------------------------------------------------------------------------------------------------
     Total revenues                                          10,095,000         5,819,000        17,859,000         9,993,000
Cost of Revenues                                              6,164,000         3,280,000        10,774,000         5,450,000
------------------------------------------------------------------------------------------------------------------------------
     Gross profit                                             3,931,000         2,539,000         7,085,000         4,543,000
Selling, General and Administrative Expenses                  3,009,000         1,734,000         5,399,000         3,165,000
------------------------------------------------------------------------------------------------------------------------------
     Operating income                                           922,000           805,000         1,686,000         1,378,000
Other Income (Expense)
     Other income                                                26,000             7,000            47,000             8,000
     Interest expense                                          (270,000)         (225,000)         (510,000)         (412,000)
------------------------------------------------------------------------------------------------------------------------------
     Income before provision for income taxes                   678,000           587,000         1,223,000           974,000
Provision for Income Taxes                                      285,000           246,000           514,000           342,000
------------------------------------------------------------------------------------------------------------------------------
     Net income                                            $    393,000      $    341,000      $    709,000      $    632,000
==============================================================================================================================
     Basic Earnings per Common Share                       $       0.17      $       0.15      $       0.31      $       0.28
     Diluted Earnings per Common Share                     $       0.13      $       0.12      $       0.24      $       0.22
==============================================================================================================================
Weighted Average Number of
     Common Shares Outstanding:
     Basic                                                    2,287,000         2,287,000         2,287,000         2,287,000
     Diluted                                                  2,957,000         2,920,000         2,910,000         2,866,000

==============================================================================================================================

                See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                      Six Months Ended
                                                                                 June 30,            July 1,
                                                                                     2001               2000
-------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
     Net income                                                              $    709,000       $    632,000
     Adjustments to reconcile net income to net
         cash used in operating activities:
     Depreciation and amortization                                                215,000            189,000
     Accretion of long-term debt discount                                          22,000             19,000
     Loss on disposal of equipment                                                     --              6,000
     Changes in assets and liabilities:
         Receivables                                                           (2,881,000)          (488,000)
         Inventories                                                             (794,000)        (1,692,000)
         Other assets                                                            (201,000)           (48,000)
         Accounts payable                                                       1,511,000            504,000
         Income taxes payable                                                    (295,000)           240,000
         Deferred gain on building sale recognized                                (36,000)                 0
         Accrued expenses                                                         (65,000)           176,000
-------------------------------------------------------------------------------------------------------------
              Net cash used in operating activities                            (1,815,000)          (462,000)
-------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
     Purchase of property and equipment                                          (515,000)          (160,000)
-------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
     Net borrowings under line of credit                                        2,597,000            854,000
     Payments on long-term obligations                                           (165,000)           (58,000)
     Proceeds from long-term obligations                                          142,000                 --
-------------------------------------------------------------------------------------------------------------
              Net cash provided by financing activities                         2,574,000            796,000
-------------------------------------------------------------------------------------------------------------
              Increase in cash and cash equivalents                               244,000            174,000
Cash and Cash Equivalents
     Beginning                                                                    302,000            220,000
=============================================================================================================
     Ending                                                                  $    546,000       $    394,000
=============================================================================================================
Supplemental Disclosures of Cash Flow Information
         Cash payments for interest                                          $    489,000       $    305,000
         Cash payments for income taxes                                      $    808,000       $    103,800

=============================================================================================================

See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.      Financial Statements

        In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company and its subsidiaries as of June 30, 2001, and the results of operations for the three-month and six-month periods ended June 30, 2001 and July 1, 2000 and its cash flows for the six-month periods ended June 30, 2001 and July 1, 2000. The results of operations for any interim period are not necessarily indicative of the results for the year. These interim consolidated financial statements should be read in conjunction with the Company's annual consolidated financial statements and related notes in the Company's Annual Report on Form 10-K for the year ended December 30, 2000.

        Certain information and footnote disclosures included in the annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

2.      Accrued Expenses

        Accrued expenses were as follows:

                                        June 30,       December 30,
                                            2001               2000
                                     -----------        -----------
               Compensation          $   221,000        $   330,000
               Warranty                  202,000            188,000
               Other                     448,000            418,000
                                     -----------        -----------
                                     $   871,000        $   936,000
                                     ===========        ===========

3.      Revenue Recognition

        In the prior year, the Company reported consolidated recycling revenues and byproduct revenues together as recycling revenues. In the current year, the Company determined that byproduct revenues should be separately reported because of their significant dollar amount and since this revenue is a result of both retail and recycling activities. Prior periods have been reclassified to be consistent with this presentation.

4.      Accounting Standards Issued Net Yet Adopted

        In July 2001, the Financial Accounting Standards Board issued two new statements. Statement No. 141, Business Combinations, eliminates the pooling method of accounting for business combinations. Statement No. 142, Goodwill and Other Intangible Assets, eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life and requires, at a minimum, annual impairment tests of goodwill and other intangible assets that are determined to have an indefinite life. The Company has not yet completed its full assessment of the effect of these new standards on its consolidated financial statements, but believes their impact will not be significant. The standards generally are required to be implemented by the Company in its 2002 financial statements.


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

        The Company generates revenues from three sources: retail, recycling and byproduct. Retail revenues are sales of appliances, warranty and service revenue and delivery fees. Recycling revenues are fees charged for the disposal of appliances. Byproduct revenues are sales of scrap metal and reclaimed chlorofluorocarbons ("CFCs") generated from processed appliances. The Company is managed as a unit and does not measure profit or loss separately for its three primary revenue sources. Therefore, the Company believes that it has one operating segment.

        Total revenues for the three and six months ended June 30, 2001 were $10,095,000 and $17,859,000, respectively, compared to $5,819,000 and
        $9,993,000 for the same periods in the prior year, increases of 73% and 79%, respectively.

        Retail sales accounted for approximately 49% of revenues in the second quarter of 2001. Retail revenues for the three and six months ended June 30, 2001 increased by $1,920,000 or 64% and $4,441,000 or 85%, respectively, from the same periods in the prior year. Second quarter same-store retail sales increased 22% (a sales comparison of four stores that were open the entire second quarters of both 2001 and 2000.) The increase in retail sales was primarily due to an increase in scratch and dent sales as a result of operating four additional stores during the three and six months ended June 30, 2001 compared to the same periods in the previous year.

        Currently, the Company has eight retail locations. In May 2001, the Company opened a store in the Columbus, Ohio market which replaced a significantly smaller store in this market. Any additional stores opened later this year would be located in an existing market. The Company experiences seasonal fluctuations and expects retail sales to be higher in the second and third calendar quarters than in the first and fourth calendar quarters, reflecting consumer purchasing cycles.

        Recycling revenues for the three and six months ended June 30, 2001 increased by $2,332,000 or 91% and $3,522,000 or 83%, respectively, from the same periods in the prior year. The increases in recycling revenues were primarily due to an increase in refrigerator recycling volumes principally related to the Summer Initiative contract with Southern California Edison Company ("Edison"). The Company is in the second year of a two-year contract with Edison for its refrigerator recycling program which runs through December 30, 2001. The Company expects the 2001 volume for this contract to be at approximately the same level as 2000. This two-year contract does not provide for a minimum number of refrigerators to be recycled in either 2000 or 2001. The timing and amount of revenues will be dependent on advertising by Edison.

        The Company has another contract with Edison ("Summer Initiative") for a recycling program in the service areas of Pacific Gas & Electric (the San Francisco Bay area) and San Diego Gas & Electric. Under this contract, the Company expects to recycle approximately 30,000 to 40,000 additional units through the end of 2001. However, during the second quarter the program goal for orders was reached. During the third quarter, the recycling will be completed for these orders. The Company began the Summer Initiative in September 2000 and was fully operational in the first quarter of 2001. The Company is responsible for advertising for the Summer Initiative.

        In June 2001, the Company signed a contract ("the Appliance Early Retirement and Recycling Program") with the California Public Utilities Commission ("CPUC") to operate a refrigerator/freezer/room air conditioner recycling program in San Diego and surrounding areas; a six-county region in California's Central Valley, including the cities of Fresno and Stockton; and the seven-county Bay Area, including the city of San Francisco. The Company started taking customer orders for the Appliance Early Retirement and Recycling Program in San Diego in June. The program will be launched in the Central Valley and Bay Area in September. The CPUC has budgeted $14 million to fund the recycling program. The budget allocation includes $50 incentive payments to participants for refrigerators and freezers and $25 incentive payments for room air conditioners. Initial significant revenues from the new program are anticipated in the second half of this year. The program is a one-year contract through May 31, 2002.

        The recent energy crisis in California has not had a material adverse effect on the Company's operations. However, there can be no assurance that it will not have an adverse effect in the future if Edison is unable to perform under the terms of its contracts with the Company.

        Byproduct revenues for the three months ended June 30, 2001 increased to $270,000 from $246,000 in the same period of 2000. The increase was primarily due to an increase in the volume of CFCs offset by a decrease in scrap metal prices. Byproduct revenues for the six months ended June 30, 2001 decreased to $440,000 from $537,000 in the same period of 2000. The decrease was primarily due to a decrease in scrap metal prices.

        Gross profit as a percentage of total revenues for the three and six months ended June 30, 2001 decreased to 39% and 40%, respectively, from 44% and 45%, respectively, for the three and six months ended July 1, 2000. The decreases were primarily due to higher retail sales of scratch and dent appliances which have a lower gross margin than sales of reconditioned appliances and additional non-recurring expenses related to the Summer Initiative contract. Gross profit as a percentage of total revenues for future periods can be affected favorably or unfavorably by numerous factors, including the volume of appliances recycled from the Edison contracts and the CPUC contract, the mix of retail product sold during the period and the price and volume of byproduct revenues. The Company believes that gross profit as a percentage of total revenues for the year 2001 will approximate the gross profit as a percentage of total revenues for the first six months of this year.

        Selling, general and administrative expenses for the three and six months ended June 30, 2001 increased by $1,275,000 or 74% and $2,234,000 or 71%, respectively, from the same periods in 2000. Selling expenses for the three and six months ended June 30, 2001 increased by $721,000 or 103% and $1,515,000 or 129%, respectively, from the same periods in 2000. The increases in selling expenses were primarily due to opening three additional retail stores during the first six months of 2001 and increases in advertising and sales commissions and the expense of operating four additional stores in 2001 as compared to the same period in the previous year. General and administrative expenses for the three and six months ended June 30, 2001 increased by $554,000 or 54% and $719,000 or 36%, respectively, from the same periods in 2000. The increase in general and administrative expenses was primarily due to an increase in personnel costs.

        Interest expense was $270,000 for the three months and $510,000 for the six months ended June 30, 2001 compared to $225,000 and $412,000 for the same periods in 2000. The increase in interest expense was due to a higher average borrowed amount for the three and six months ended June 30, 2001 than in the same periods in 2000 offset by a decrease in the effective interest rate on the line of credit.

        The Company recorded a provision for income taxes for the three and six months ended June 30, 2001 of $285,000 and $514,000, respectively, compared to $246,000 and $342,000 in same periods in 2000. The increase was due to both greater pre-tax income and a higher effective tax rate for the three and six months ended June 30, 2001 compared to the same periods in the prior year.

        The Company has net operating loss carryovers of approximately $8,514,000 at June 30, 2001, which are available to reduce taxable income and in turn income taxes payable in future years. However, future utilization of these loss carryforwards is subject to certain limitations under provisions of the Internal Revenue Code including limitations subject to Section 382, which relate to a 50 percent change in control over a three-year period, and are further dependent upon the Company maintaining profitable operations. The Company believes that the issuance of Common Stock during 1999 resulted in an "ownership change" under Section 382. Accordingly, the Company's ability to use net operating loss carryforwards generated prior to February 1999 may be limited to approximately $46,000 per year. At June 30, 2001, the Company had recorded cumulative valuation allowances of approximately $4,022,000 against its net deferred tax assets due to the undercertainty of their realization. The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to become available to reduce taxable income.

        The Company recorded net income of $393,000 or $.13 per diluted share and $708,000 or $.24 per diluted share for the three months and six months ended June 30, 2001, respectively, compared to net income of $341,000 or $.12 per diluted share and $632,000 or $.22 per diluted share in the same periods of 2000. The increases in net income for the three and six months ended June 30, 2001 compared to the same periods in the previous year were primarily due to higher revenues together with selling, general and administrative expenses as a percentage of revenues remaining the same for the three and six months ended June 30, 2001 compared to the same periods in the previous year offset by a decrease in the gross profit as a percentage of total revenues.


LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 2001, the Company had working capital of $1,439,000 compared to $1,183,000 at December 30, 2000. Cash and cash equivalents increased to $546,000 at June 30, 2001 from $302,000 at December 30, 2000. Net cash used in operating activities was $1,815,000 for the six months ended June 30, 2001 compared to $462,000 in the same period of 2000. The cash used in operating activities was primarily due to an increase in receivables and inventories offset by an increase in accounts payable and net income for the period.

        The Company's capital expenditures for the six months ended June 30, 2001 and July 1, 2000 were approximately $515,000 and $160,000, respectively. The 2001 capital expenditures were related to the continued upgrade of computer systems and the purchase of equipment related to the refrigerator recycling operation. The 2000 capital expenditures were primarily related to the purchase of computer equipment.

        As of June 30, 2001, the Company has a $6.0 million line of credit with a lender. The interest rate as of June 30, 2001 was 10%. The amount of borrowings available under the line of credit is based on a formula using receivables and inventories. The line of credit has a stated maturity date of August 30, 2001, if not renewed, and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time. The line of credit is secured by substantially all of the Company's assets and requires minimum monthly interest payments of $16,800 regardless of the outstanding principal balance. The lender also has an inventory repurchase agreement with Whirlpool Corporation that secures the line of credit. The line requires that the Company meet certain financial covenants, provides payment penalties for noncompliance, limits the amount of other debt the Company can incur, limits the amount of spending on fixed assets and limits payments of dividends. At June 30, 2001, the Company had unused borrowing capacity of $434,000. Currently, the Company is investigating options to replace or renew its line of credit.

        In June 2001, the Company amended its current line of credit to $6,000,000 with its current lender. The terms under the amendment remain the same. In July 2001, the Company amended its current line of credit to $6,300,000 with its current lender. The terms under the amendment remain the same.

        In June 2001, the Company signed a contract ("the Appliance Early Retirement and Recycling Program") with the California Public Utilities Commission ("CPUC") to operate a refrigerator/freezer/room air conditioner recycling program in San Diego and surrounding areas; a six-county region in California's Central Valley, including the cities of Fresno and Stockton; and the seven-county Bay Area, including the city of San Francisco. The Company started taking customer orders for the Appliance Early Retirement and Recycling Program in San Diego in June. The program will be launched in the Central Valley and Bay Area in September. The CPUC has budgeted $14 million to fund the recycling program. The budget allocation includes $50 incentive payments to participants for refrigerators and freezers and $25 incentive payments for room air conditioners. Initial significant revenues from the new program are anticipated in this year's second half. The program is a one-year contract through May 31, 2002.

        The recent energy crisis in California has not had a material adverse affect on the Company's operations. However there can be no assurance that it will not have had adverse effect in the future if Edison is unable to perform under them terms of its contracts with the Company

        The Company believes, based on the anticipated revenues from the Edison contract, the Summer Initiative contract, the CPUC contract, the anticipated sales per retail store and anticipated gross profit, that its cash balance, anticipated funds generated from operations and its current line of credit, if renewed in August 2001, will be sufficient to finance its operations and capital expenditures through December 2001. The Company's total capital requirements will depend on, among other things as discussed below, the recycling volumes generated from the Edison program, the Summer Initiative program and the CPUC program in 2001 and the number and size of retail stores operating during the fiscal year. Currently, the Company has three recycling centers and eight retail stores in operation. If revenues are lower than anticipated or expenses are higher than anticipated or the line of credit cannot be maintained after August 2001, the Company may require additional capital to finance operations. Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (common or preferred stock) or other securities. There can be no assurance that the line of credit will be renewed or replaced or such additional sources of financing will be available or available on terms satisfactory to the Company or permitted by the Company's current lender.


FORWARD-LOOKING STATEMENTS

        Statements contained in this quarterly report regarding the Company's future operations, performance and results, and anticipated liquidity discussed herein are forward-looking and therefore are subject to certain risks and uncertainties, including, but not limited to, those discussed herein. Any forward-looking information regarding the operations of the Company will be affected primarily by the Company's continued ability to purchase product from Whirlpool at acceptable prices, the ability and timing of Edison to deliver units under both its contracts with the Company and the ability and timing of the CPUC to deliver units under its contract with the Company. In addition, any forward-looking information will also be affected by the ability of individual retail stores to meet planned revenue levels, the rate of sustainable growth in the number of retail stores, the speed at which individual retail stores reach profitability, costs and expenses being realized at higher than expected levels, the Company's ability to secure an adequate supply of special buy and used appliances for resale and the continued availability of the Company's current line of credit or the ability to replace the current line of credit.

PART I: ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
--------------------------------------------------------------------------------

MARKET RISK AND IMPACT OF INFLATION

        The Company does not believe there is any significant risk related to interest rate fluctuations on its long-term debt since it has fixed rates. However, there is interest rate risk on the line of credit since its interest rate is based on the prime rate. Also, the Company believes that inflation has not had a material impact on the results of operations for the three and six-month periods ended June 30, 2001. However, there can be no assurance that future inflation will not have an adverse impact on the Company's operating results and financial condition.


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

ITEM 2 -   CHANGES IN SECURITIES AND USE OF PROCEEDS - None

ITEM 3 -   DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4 -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On April 26, 2001 the Annual Meeting of Shareholders of Appliance Recycling Centers of America, Inc. was held to obtain the approval of shareholders of record as of March 16, 2001 in connection with the three matters indicated below. Proxies were mailed to the holders of 2,287,369 shares. Following is a brief description of each matter voted on at the meeting and the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes, as to each matter:

                                                      Vote
                                         ---------------------------------
              Matter                        For         Withhold Authority
              ------                        ---         ------------------
           1. Election of Directors:
              Edward R. Cameron          2,032,165            6,808
              George B. Bonniwell        2,032,165            6,808
              Duane S. Carlson           2,032,090            6,883
              Harry W. Spell             2,032,040            6,933
              Marvin Goldstein           2,032,190            6,783

           2. Approval and adoption of Amendments to the 1997 Stock Option Plan.

                                                  Vote
                            ----------------------------------------------
                                For       Against    Abstain     Not Voted
                                ---       -------    -------     ---------
                            1,473,339     85,383      1,707       478,544

           3. Ratification of McGladrey & Pullen, LLP as independent public accountants for fiscal year 2001.

                                                  Vote
                            ----------------------------------------------
                                For       Against    Abstain     Not Voted
                                ---       -------    -------     ---------
                            2,031,433      6,301      1,239          0

ITEM 5 -   EXHIBITS AND REPORTS ON FORM 8-K

           (a)(i) Exhibit 10.1 - Agreement dated June 12, 2001 between the California Public Utilities Commission and Appliance Recycling Centers of America, Inc.

              (ii) Exhibit 10.2 - Agreement dated June 18, 2001 between Spectrum Commercial Services Company and Appliance Recycling Centers of America, Inc.

              (iii) Exhibit 10.3 - Agreement dated July 26, 2001 between Spectrum Commercial Services Company and Appliance Recycling Centers of America, Inc.

           (b) The Company filed a Form 8-K on June 25, 2001 announcing the agreement with the California Public Utilities Commission.

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



                                    Appliance Recycling Centers of America, Inc.
                                    --------------------------------------------
                                    Registrant





Date: August 10, 2001               /s/ Edward R. Cameron
                                    ---------------------------------------
                                    Edward R. Cameron
                                    President





Date: August 10, 2001               /s/ Linda Koenig
                                    ---------------------------------------
                                    Linda Koenig
                                    Controller