Form 10-Q
period 2001-09-29
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2001-11-13
CIK 862861

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                              --------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 29, 2001

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

                    YES _X_                        NO ___

As of November 9, 2001, the number of shares outstanding of the registrant's no par value common stock was 2,297,137 shares.

                  APPLIANCE RECYCLING CENTERS of AMERICA, INC.



                                      INDEX



PART I.    FINANCIAL INFORMATION                                        Page No.
                                                                        --------

   Item 1: Financial Statements:

           Consolidated Balance Sheets as of
           September 29, 2001 and December 30, 2000.........................3

           Consolidated Statements of Operations for the
           Three and Nine Months Ended September 29, 2001
           and September 30, 2000...........................................4

           Consolidated Statements of Cash Flows for the
           Nine Months Ended September 29, 2001
           and September 30, 2000...........................................5

           Notes to Consolidated Financial Statements.......................6

   Item 2: Management's Discussion and Analysis
           of Financial Condition and Results of Operations.................8

   Item 3: Quantitative and Qualitative Disclosure about
           Market Risk.....................................................14

PART II.   OTHER INFORMATION...............................................15

Appliance Recycling Centers of America, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                              September 29,
                                                                                  2001           December 30,
                                                                               (Unaudited)           2000
--------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
    Cash and cash equivalents                                                 $    313,000       $    302,000
    Accounts receivable, net of allowance of $150,000
        and $25,000, respectively                                                8,394,000          1,731,000
    Inventories, net of reserves of $671,000 and $375,000, respectively          5,102,000          4,233,000
    Deferred income taxes and other assets                                         960,000            386,000
--------------------------------------------------------------------------------------------------------------
        Total current assets                                                    14,769,000          6,652,000
--------------------------------------------------------------------------------------------------------------
Property and Equipment, at cost
    Land                                                                         2,050,000          2,050,000
    Buildings and improvements                                                   3,725,000          3,550,000
    Equipment                                                                    4,600,000          4,046,000
--------------------------------------------------------------------------------------------------------------
                                                                                10,375,000          9,646,000
    Less accumulated depreciation                                                4,164,000          3,930,000
--------------------------------------------------------------------------------------------------------------
        Net property and equipment                                               6,211,000          5,716,000
--------------------------------------------------------------------------------------------------------------
Deferred income taxes and other assets                                             454,000            207,000
Goodwill, net of amortization of $105,000 and $76,000, respectively                 47,000             76,000
--------------------------------------------------------------------------------------------------------------
        Total assets                                                          $ 21,481,000       $ 12,651,000
==============================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Line of credit                                                            $  5,967,000       $  2,402,000
    Note payable                                                                 1,000,000                 --
    Current maturities of long-term obligations                                    384,000            275,000
    Accounts payable                                                             2,162,000          1,279,000
    Accrued expenses (Note 2)                                                    1,467,000            936,000
    Deferred gain on building sale                                                   6,000             60,000
    Income taxes payable                                                         1,074,000            517,000
--------------------------------------------------------------------------------------------------------------
        Total current liabilities                                               12,060,000          5,469,000
Long-Term Obligations, less current maturities                                   4,384,000          4,431,000
--------------------------------------------------------------------------------------------------------------
        Total liabilities                                                       16,444,000          9,900,000
--------------------------------------------------------------------------------------------------------------
Shareholders' Equity
    Common stock, no par value; authorized 10,000,000 shares;
        issued and outstanding 2,297,000 shares                                 11,360,000         11,360,000
    Accumulated deficit                                                         (6,323,000)        (8,609,000)
--------------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                               5,037,000          2,751,000
--------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity                            $ 21,481,000       $ 12,651,000
==============================================================================================================

                 See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                 Three Months Ended                Nine Months Ended
                                                          -----------------------------------------------------------------
                                                           September 29,    September 30,    September 29,    September 30,
                                                               2001             2000             2001             2000
---------------------------------------------------------------------------------------------------------------------------
Revenues
     Retail                                                $  5,784,000     $  3,681,000     $ 15,452,000     $  8,908,000
     Recycling                                                7,380,000        2,287,000       15,131,000        6,516,000
     Byproduct                                                  481,000          220,000          921,000          757,000
---------------------------------------------------------------------------------------------------------------------------
     Total revenues                                          13,645,000        6,188,000       31,504,000       16,181,000
Cost of revenues                                              8,053,000        3,782,000       18,827,000        9,232,000
---------------------------------------------------------------------------------------------------------------------------
     Gross profit                                             5,592,000        2,406,000       12,677,000        6,949,000
Selling, general and administrative expenses                  3,307,000        1,997,000        8,706,000        5,162,000
---------------------------------------------------------------------------------------------------------------------------
     Operating income                                         2,285,000          409,000        3,971,000        1,787,000
Other income (expense)
     Other income                                                24,000          281,000           71,000          289,000
     Interest expense                                          (280,000)        (222,000)        (790,000)        (634,000)
---------------------------------------------------------------------------------------------------------------------------
     Income before provision for income taxes                 2,029,000          468,000        3,252,000        1,442,000)
Provision for income taxes                                      452,000          211,000          966,000          554,000
---------------------------------------------------------------------------------------------------------------------------
     Net income                                            $  1,577,000     $    257,000     $  2,286,000     $    888,000

===========================================================================================================================

Basic Earnings per Common Share                            $       0.69     $       0.11     $       1.00     $       0.39

===========================================================================================================================

Diluted Earnings per Common Share                          $       0.50     $       0.09     $       0.76     $       0.31

===========================================================================================================================

Weighted Average Number of Common Shares Outstanding
     Basic                                                    2,292,000        2,287,000        2,289,000        2,287,000
     Diluted                                                  3,147,000        2,948,000        2,989,000        2,893,000
===========================================================================================================================

                See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                         Nine Months Ended
                                                                  --------------------------------
                                                                   September 29,     September 30,
                                                                        2001              2000
--------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
     Net income                                                     $ 2,286,000       $   888,000
     Adjustments to reconcile net income to net
     cash used in operating activities:
     Depreciation and amortization                                      334,000           278,000
     Gain on sale of property and equipment                                  --          (253,000)
     Accretion of long-term debt discount                                32,000            29,000
     Deferred gain on building sale recognized                          (54,000)               --
     Changes in assets and liabilities:
         Receivables                                                 (6,663,000)         (754,000)
         Inventories                                                   (869,000)       (1,569,000)
         Other assets                                                  (857,000)         (327,000)
         Accounts payable                                               883,000           306,000
         Accrued expenses                                               531,000           382,000
         Income Taxes Payable                                           557,000           381,000
--------------------------------------------------------------------------------------------------
              Net cash used in operating activities                  (3,820,000)         (639,000)
--------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
     Purchases of property and equipment                               (768,000)         (391,000)
     Proceeds from disposal of property and equipment                     6,000           667,000
--------------------------------------------------------------------------------------------------
              Net cash provided by (used in) investing activities      (762,000)          276,000
--------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
     Net borrowings under line of credit                              3,565,000         1,016,000
     Payments on long-term obligations                                 (255,000)         (286,000)
     Proceeds from current debt obligations                           1,000,000                --
     Proceeds from long-term debt obligations                           283,000            77,000
--------------------------------------------------------------------------------------------------
              Net cash provided by financing activities               4,593,000           807,000
--------------------------------------------------------------------------------------------------
     Increase in cash and cash equivalents                               11,000           404,000
Cash and Cash Equivalents
     Beginning                                                          302,000           220,000
--------------------------------------------------------------------------------------------------
     Ending                                                         $   313,000       $   664,000
--------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
         Cash payments for interest                                 $   758,000       $   605,000
         Cash payments for income taxes                             $   808,000       $   177,000
==================================================================================================

                 See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------

1.      Financial Statements

        In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company and its subsidiaries as of September 29, 2001, and the results of their operations for the three-month and nine-month periods ended September 29, 2001 and September 30, 2000 and their cash flows for the nine-month periods ended September 29, 2001 and September 30, 2000. The results of operations for any interim period are not necessarily indicative of the results for the year. These interim consolidated financial statements should be read in conjunction with the Company's annual consolidated financial statements and related notes in the Company's Annual Report on Form 10-K for the year ended December 30, 2000.

        Certain information and footnote disclosures included in the annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

2.      Accrued Expenses

        Accrued expenses were as follows:

                                   September 29,            December 30,
                                            2001                    2000
                                   -------------           -------------
               Compensation             $678,000                $330,000
               Warranty                  215,000                 188,000
               Other                     574,000                 418,000
                                   -------------           -------------
                                      $1,467,000                $936,000
                                   =============           =============

3.      Reporting of Revenue

        In prior years, the Company reported consolidated recycling revenues and byproduct revenues together as recycling revenues. In the current year, the Company determined that byproduct revenues should be separately reported because of their significant dollar amount and since this revenue is a result of both retail and recycling activities. Prior periods have been reclassified to be consistent with this presentation.

4.      Line of Credit

        In August 2001, the Company secured an expanded $10,000,000 line of credit with its current lender that replaced the previous $6,300,000 line of credit. The expanded line of credit has a lower interest rate. The new line of credit will be used primarily to finance inventories of the Company's ApplianceSmart retail operation.

------------------------------------------------------

        At September 30, 2001, the Company had a short-term $1,000,000 note with a lender. In October 2001, the note was paid in full.

5.      Maytag Agreement

        On October 12, 2001, the Company entered into an agreement with Maytag Corporation for the acquisition of distressed appliances ("Maytag Agreement"). Under the Maytag Agreement, the Company has become the primary national provider of reverse logistics services for Maytag, enabling ARCA to purchase special-buy Maytag appliances through its growing network of ApplianceSmart factory outlets. Under the Maytag agreement, there are no minimum purchase requirements. The Maytag Agreement may be terminated by either party upon 60 days' written notice or may be terminated immediately if a default is not cured within ten
        (10) days after notice of default. In addition, the Company has agreed to indemnify Maytag for all claims, losses, liability and expenses with respect to Maytag appliances sold by the Company. The Agreement is expected to supply the Company's retail stores with a significant supply of Maytag appliances.

6.      Income Taxes

        The Company recorded a provision for income taxes for the three and nine months ended September 29, 2001 of $452,000 and $966,000, respectively. During the three months ended September 29, 2001 the deferred tax valuation allowance was reduced by approximately $400,000. This reduction resulted from the determination that certain deferred tax assets were more likely than not to be realized.

7.      Earnings per Share

        Basic per share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless their effect is antidilutive, thereby reducing the loss or increasing the income per common share.

        In arriving at diluted weighted-average shares and per share amounts for the three and nine months ending September 29, 2001 and September 30, 2000, options and warrants with exercise prices below average market prices for the respective fiscal quarters in which they were dilutive were included using the treasury stock method.

8.      Accounting Standards Issued Not Yet Adopted

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

        In September 2001, the FASB issued Statement 143, Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement will be effective for the Company's fiscal year ending December 2003. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

        In August 2001, the FASB issued Statement 144, Accounting for Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Statement will be effective for the Company's fiscal year ending December 2002. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.


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

        Total revenues for the three and nine months ended September 29, 2001 were $13,645,000 and $31,504,000, respectively, compared to $6,188,000 and $16,181,000 for the same periods in the prior year.

        Retail sales accounted for approximately 42% of revenues in the third quarter of 2001. Retail revenues for the three and nine months ended September 29, 2001 increased by $2,103,000 or 57% and by $6,544,000 or
        73%, respectively, from the same periods in the prior year. Third quarter same-store retail sales increased 8% (a sales comparison of 5 stores that were open the entire third quarters of 2001 and 2000). The increase in retail sales was primarily due to an increase in scratch and dent appliance sales as a result of operating three additional stores during the three months ended September 29, 2001 and operating four additional stores during the nine months ended September 29, 2001 compared to the same periods in the previous year.

        On October 12, 2001, the Company entered into an agreement with Maytag Corporation for the acquisition of distressed appliances ("Maytag Agreement"). Under the Maytag Agreement, there are no minimum purchase requirements. The Maytag Agreement may be terminated by either party upon 60 days' written notice or may be terminated immediately if a default is not cured within ten (10) days after notice of default. In addition, the Company has agreed to indemnify Maytag for all claims, losses, liability and expenses with respect to Maytag appliances sold by the Company. The Agreement is expected to supply the Company's retail stores with a significant supply of Maytag appliances.

        Currently the Company has nine retail locations, including a store opened in the Minneapolis/Saint Paul market in October 2001. The Company is currently investigating sites for a new retail location. The Company experiences seasonal fluctuations and expects retail sales to be higher in the second and third calendar quarters than in the first and fourth calendar quarters, reflecting consumer purchasing cycles.

        Recycling revenues for the three and nine months ended September 29, 2001 increased by $5,093,000 or 223% and $8,615,000 or 132%, respectively, from the same periods in the prior year. The increases in recycling revenues were primarily due to increases in refrigerator recycling volumes principally related to both of the Company's contracts with Southern California Edison Company ("Edison"). The Company is in the second year of a two-year contract with Edison for its refrigerator recycling program which runs through December 30, 2001. The Company expects the 2001 volume for this contract to be slightly higher than the volume in 2000. This two-year contract does not provide for a minimum number of refrigerators to be recycled in either 2000 or 2001. The timing and amount of revenues will be dependent on advertising by Edison.

        The Company has another contract with Edison ("Summer Initiative") for a recycling program in the service areas of Pacific Gas & Electric (the San Francisco Bay area) and San Diego Gas & Electric. Under this contract, the Company recycled approximately 36,000 units. The Company began the Summer Initiative in September 2000 and it was completed in the third quarter of 2001. The Company was responsible for advertising for the Summer Initiative.

        In June 2001, the Company signed a contract ("the Appliance Early Retirement and Recycling Program") with the California Public Utilities Commission ("CPUC") to operate a refrigerator/freezer/room air conditioner recycling program in San Diego and surrounding areas; a six-county region in California's Central Valley, including the cities of Fresno and Stockton; and the seven-county Bay Area, including the city of San Francisco. The Company started taking customer orders for the Appliance Early Retirement and Recycling Program in San Diego in June. The program was launched in the Central Valley and Bay Area in September. The CPUC has budgeted $14 million to fund the recycling program. The budget allocation includes $50 incentive payments to participants for refrigerators and freezers and $25 incentive payments for room air conditioners. The program is a one-year contract through May 31, 2002.

        The recent energy crisis in California has not had a material adverse effect on the Company's operations. However, there can be no assurance that it will not have an adverse effect in the future if Edison is unable to perform under the terms of its contracts with the Company.

        Byproduct revenues for the three and nine months ended September 29, 2001 increased to $481,000 and $921,000 from $220,000 and $757,000, respectively, from the same periods in the prior year. The increase was primarily due to an increase in the volume of CFCs and scrap metal resulting from the increased volume of the Edison contracts.

        Gross profit as a percentage of total revenues for the three months ended September 29, 2001 increased to 41% from 39% for the same period in 2000 and decreased to 40% from 43% for the nine month period ended September 29, 2001 compared to the same periods in 2000. The increase for the three months ended September 29, 2001 was primarily due to increased recycling volumes without a corresponding increase in fixed expenses offset by higher sales of scratch and dent appliances which have a lower percentage gross profit. The decrease for the nine months ended September 29, 2001 was primarily due to higher sales of scratch and dent appliances offset by an increase in recycling volumes without a corresponding increase in fixed expenses. Gross profit as a percentage of total revenues for future periods can be affected favorably or unfavorably by numerous factors, including the volume of appliances recycled from the Edison contract and the CPUC contract, the mix of retail product sold during the period and the price and volume of byproduct revenues. The Company believes that gross profit as a percentage of total revenues for the year 2001 will approximate the gross profit as a percentage of total revenues for the first nine months of this year.

        Selling, general and administrative expenses for the three and nine months ended September 29, 2001 increased by $1,310,000 or 66% and $3,544,000 or 69%, respectively, from the same periods in 2000. Selling expenses for the three and nine months ended September 29, 2001 increased by $544,000 or 62% and $2,059,000 or 100%, respectively, from the same periods in 2000. The increase in selling expenses was primarily due to opening three retail stores during the first nine months of 2001 compared to opening one during the same time period in 2000 and an increase in advertising and commissions. General and administrative expenses for the three and nine months ended September 29, 2001 increased by $766,000 or 69% and $1,485,000 or 48%, respectively, from the same periods in 2000. The increase in general and administrative expenses was primarily due to an increase in personnel costs as a result of Company growth.

        Interest expense was $280,000 for the three months and $790,000 for the nine months ended September 29, 2001 compared to $222,000 and $634,000 for the same periods in 2000. The increase in interest expense was due to a higher average borrowed amount for the three and nine months ended September 29, 2001 than in the same periods in 2000 offset by a decrease in the effective interest rate on the line of credit.

        The Company recorded a provision for income taxes for the three and nine months ended September 29, 2001 of $452,000 and $966,000, respectively compared to $211,000 and $554,000 in the same periods in 2000. The increase was due to greater pre-tax income offset by a lower effective tax rate for the three and nine months ended September 29, 2001 compared to the same periods in the prior year. The lower effective tax rate in 2001 resulted from a reduction of $400,000 in the deferred tax valuation allowance during the three months ended September 29, 2001. This reduction resulted from the determination that certain deferred tax assets were more likely than not to be realized.

        The Company has net operating loss carryovers of approximately $8 million at September 29, 2001, which may be available to reduce taxable income and in turn income taxes payable in future years. However, future utilization of these loss and credit carryforwards is subject to certain limitations under provisions of the Internal Revenue Code including limitations subject to Section 382, which relate to a 50 percent change in control over a three-year period, and are further dependent upon the Company maintaining profitable operations. The Company believes that the issuance of Common Stock during 1999 resulted in an "ownership change" under Section 382. Accordingly, the Company's ability to use net operating loss carryforwards generated prior to February 1999 may be limited to approximately $56,000 per year. At September 29, 2001, the Company had a valuation allowance recorded against its net deferred tax assets of approximately $3,622,000, due to uncertainty of realization. The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to become available to reduce taxable income.

        The Company recorded net income of $1,577,000 or $.50 per diluted share for the three months and $2,286,000 or $.76 per diluted share for the nine months ended September 29, 2001, respectively, compared to net income of $257,000 or $.09 per diluted share and $888,000 or $.31 per diluted share in the same periods of 2000. The increases in net income for the three and nine months ended September 29, 2001 compared to the same periods in the previous year were primarily due to higher revenues together with selling, general and administrative expenses as a percentage of revenues decreasing slightly for the three and nine months ended September 29, 2001 compared to the same periods in the previous year.


LIQUIDITY AND CAPITAL RESOURCES

        At September 29, 2001, the Company had working capital of $2,709,000 compared to working capital of $1,183,000 at December 30, 2000. Cash and cash equivalents increased to $313,000 at September 29, 2001 from $302,000 at December 30, 2000. Net cash used in operating activities was $3,820,000 for the nine months ended September 29, 2001 compared to $639,000 in the same period of 2000. The increase in cash used in operating activities was primarily due to an increase in receivables offset by an increase in the net income for the period.

        The Company's capital expenditures for the nine months ended September 29, 2001 and September 30, 2000 were approximately $768,000 and $391,000, respectively. The 2001 capital expenditures were related to the continued upgrade of computer systems and the purchase of equipment related to the refrigerator recycling program. The 2000 capital expenditures were primarily related to the purchase of computer equipment.

        In August 2001, the Company secured an expanded three-year $10,000,000 line of credit with its current lender that replaced the previous $6,300,000 line of credit. The expanded line of credit has a lower interest rate. The line of credit was renewed through August 30, 2004. The interest rate as of September 29, 2001 was 7.0%. Borrowings available under the line of credit are based on a formula using receivables and inventories. The line of credit provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time. The line of credit is secured by substantially all the Company's assets and requires minimum monthly interest payments of $37,500 regardless of the outstanding principal balance. The lender also has an inventory repurchase agreement with Whirlpool Corporation that secures the line of credit. The line requires that the Company meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt the Company can incur, limits the amount of spending on fixed assets and limits payments of dividends. At September 29, 2001, the Company had unused borrowing capacity of $2,002,000.

        In June 2001, the Company signed a contract ("the Appliance Early Retirement and Recycling Program") with the California Public Utilities Commission ("CPUC") to operate a refrigerator/freezer/room air conditioner recycling program in San Diego and surrounding areas; a six-county region in California's Central Valley, including the cities of Fresno and Stockton; and the seven-county Bay Area, including the city of San Francisco. The Company started taking customer orders for the Appliance Early Retirement and Recycling Program in San Diego in June. The program was launched in the Central Valley and Bay Area in September. The CPUC has budgeted $14 million to fund the recycling program. The budget allocation includes $50 incentive payments to participants for refrigerators and freezers and $25 incentive payments for room air conditioners. Initial significant revenues from the new program are anticipated in this year's second half. The program is a one-year contract through May 31, 2002.

        The recent energy crisis in California has not had a material adverse affect on the Company's operations. However there can be no assurance that it will not have had adverse effect in the future if Edison is unable to perform under the terms of its contracts with the Company

        The Company believes, based on the anticipated revenues from the Edison contract and the CPUC contract, the anticipated sales per retail store and its anticipated gross profit, that its cash balance, anticipated funds generated from operations and its current line of credit will be sufficient to finance its operations and capital expenditures through December 2001. The Company's total capital requirements for the remainder of 2001 and for 2002 will depend upon, among other things as discussed below, the recycling volumes generated from the Edison program, if renewed for 2002, and the CPUC program in 2001 and 2002 and the number and size of retail stores operating during the fiscal year. Currently, the Company has three centers and nine stores in operation. If revenues are lower than anticipated or expenses are higher than anticipated, the Company may require additional capital to finance operations. Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (common or preferred stock) or other securities. There can be no assurance that such additional sources of financing will be available or available on terms satisfactory to the Company or permitted by the Company's current lender.

FORWARD-LOOKING STATEMENTS

        Statements contained in this quarterly report regarding the Company's future operations, performance and results, and anticipated liquidity discussed herein are forward-looking and therefore are subject to certain risks and uncertainties, including, but not limited to, those discussed herein. Any forward-looking information regarding the operations of the Company will be affected primarily by the Company's continued ability to purchase product from Whirlpool and Maytag at acceptable prices and the ability and timing of Edison to deliver units under its contract with the Company and the ability and timing of the CPUC to deliver units under its contract with the Company. In addition, any forward-looking information will also be affected by the ability of individual stores to meet planned revenue levels, the rate of sustainable growth in the number of retail stores, the speed at which individual retail stores reach profitability, costs and expenses being realized at higher than expected levels, the Company's ability to secure an adequate supply of used appliances for resale and the continued availability of the Company's current line of credit.


PART I: ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
--------------------------------------------------------------------------------

MARKET RISK AND IMPACT OF INFLATION

        The Company does not believe there is any significant risk related to interest rate fluctuations on its long-term debt since it has fixed rates. However, there is interest rate risk on the line of credit since its interest rate is based on the prime rate. Also, the Company believes that inflation has not had a material impact on the results of operations for the nine-month period ended September 29, 2001. However, there can be no assurance that future inflation will not have an adverse impact on the Company's operating results and financial condition.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5 - OTHER INFORMATION - None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) (i) Exhibit 10.1 - Amendment to the line of credit dated August 24, 2001 between Appliance Recycling Centers of America, Inc. and Spectrum Commercial Services, Amendment to General Credit and Security Agreement and Amended and Restated Revolving Note.

             (ii) Exhibit 10.2 - Retail Dealer Sales Agreement dated October 12, 2001 between Appliance Recycling Centers of America, Inc. and Maytag Corporation.

         (b) (i) The Company filed a Form 8-K on August 1, 2001 announcing the second quarter 2001 operating results.

             (ii) The Company filed a Form 8-K on September 5, 2001 announcing the agreement with Spectrum Commercial Services.

             (iii) The Company filed a Form 8-K on September 27, 2001 announcing the opening of a new retail store in the Minneapolis/Saint Paul market.

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



                                    Appliance Recycling Centers of America, Inc.
                                    --------------------------------------------
                                                    Registrant





Date: November 9, 2001                         /s/Edward R. Cameron
                                    --------------------------------------------
                                                    Edward R. Cameron
                                                    President





Date: November 9, 2001                         /s/Linda Koenig
                                    --------------------------------------------
                                                    Linda Koenig
                                                    Controller