Form 10-K
period 2001-12-29
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2002-03-22
CIK 862861

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 29, 2001
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 8, 2002, the aggregate market value of the voting stock held by nonaffiliates of the registrant, computed by reference to the average of the high and low prices on such date as reported by the OTC Bulletin Board, was $5,096,812.

As of March 8, 2002, there were outstanding 2,316,971 shares of the registrant's Common Stock, without par value.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement dated March 22, 2002, are incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

Item 1.  Business.....................................................        3
                General...............................................        3
                Industry Background...................................        3
                Company Background....................................        4
                Customers and Source of Supply........................        6
                Company Operations....................................        7
                Principal Product and Services........................        7
                Sales and Marketing...................................        8
                Seasonality...........................................        8
                Competition...........................................        8
                Government Regulation.................................        9
                Employees.............................................        9
Item 2.  Properties...................................................       10
Item 3.  Legal Proceedings............................................       10
Item 4.  Submission of Matters to a Vote of Security Holders..........       10

                                     PART II

Item 5.  Market for the Company's Common Equity and Related
           Shareholder Matters........................................       11
Item 6.  Selected Financial Data......................................       12
Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................       13
Item 7A. Quantitative and Qualitative Disclosure About Market Risk....       20
Item 8.  Financial Statements and Supplementary Data..................       21
Item 9.  Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure...................................       33

                                    PART III

Item 10. Directors and Executive Officers of the Company..............       33
Item 11. Executive Compensation.......................................       33
Item 12. Security Ownership of Certain Beneficial Owners and
           Management.................................................       33
Item 13. Certain Relationships and Related Transactions...............       33

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
           Form 8-K...................................................       34

SIGNATURES............................................................       36
INDEX TO EXHIBITS.....................................................       37

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

         Legislation affecting appliance disposal has been adopted in more than 30 states. This legislation includes landfill restrictions, disposal bans, advance disposal fees and other types of regulations. As a result, appliances must be dealt with outside the ordinary municipal solid waste system.

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

COMPANY BACKGROUND

         The Company began business in 1976 as a retailer of reconditioned appliances. Initially, the Company contracted with national and regional retailers of appliances such as Sears, Roebuck & Company, Inc. ("Sears") and Montgomery Ward & Co. ("Montgomery Ward") to collect major appliances in Minneapolis/Saint Paul and two other metropolitan areas. As part of their new appliance sales efforts, these retailers arranged for the removal of old appliances from consumers' residences. The Company collected old appliances on behalf of its customers, reconditioned and sold suitable used appliances through its own retail stores and sold the remaining appliances to scrap metal processors.

         In the late 1980s, in response to stricter environmental protection laws, the Company developed and marketed programs to process and dispose of appliances in an environmentally sound manner. These programs were offered to new appliance manufacturers and retailers, waste management companies, property management companies and the general public. See "Customers and Source of Supply" below.

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

         During fiscal year 2001, a major electric utility customer, Southern California Edison Company ("Edison"), accounted for approximately 29% or $12.7 million of the Company's total revenues. Plans for a 2002 statewide recycling program that will be administered by Edison are currently being reviewed by California regulatory authorities.

         In October 2000, the Company signed a contract with Edison to implement a recycling program ("Summer Initiative") in the service areas of Pacific Gas & Electric (the San Francisco Bay area) and San Diego Gas & Electric. This contract was in accordance with a ruling issued by the California Public Utilities Commission ("CPUC"). Under this contract, the Company recycled approximately 36,000 units. The Company began the Summer Initiative in September of 2000 and it was completed in the third quarter of 2001. The Company was responsible for advertising the Summer Initiative.

         The Company also is aggressively pursuing new and potentially significant appliance recycling programs in other states, reflecting growing national interest in residential energy conservation programs. Nevertheless, the Company's ability to project recycling revenue for 2002 continues to be limited.

         The recent energy crisis in California has not had a material adverse effect on the Company's operations. However, there can be no guarantee that it will not have an adverse effect in the future if Edison is unable to perform under the terms of its expected contract with the Company.

         In response to the decrease in demand for services from electric utilities, the Company increased its marketing of services to appliance manufacturers and retailers, waste management companies and property management companies. The Company also has increased its focus on the sale of appliances. In 1995, under the name Encore(R) Recycled Appliances, the Company began operating a chain of Company-owned retail stores. In 1998, the Company began using the name ApplianceSmart(R) for its retail stores. The retail stores offer manufacturers' distressed appliances and reconditioned appliances to value-conscious individuals and property managers.

         A developing market for the Company is in providing fully integrated reverse logistics services--the handling of product that does not fit into a company's normal distribution channels--for appliance manufacturers and retailers. Manufacturers traditionally disposed of these "special buy" appliances, including manufacturer closeouts, factory over-runs, floor samples, returned or exchanged items, and scratch and dent appliances, through their small dealer network. Large retailers have not wanted to handle these types of appliances because the merchandise is often out of carton, requiring special handling and pricing. In addition, this product often requires some repair or recycling; a function major retailers are unwilling or unable to perform. As small dealers are struggling to compete with large appliance chains (the top 10 retailers control 80 percent of the appliance sales market), manufacturers are seeing their traditional channel for these distressed appliances shrink. It is anticipated that small appliance retailers will also be negatively affected by manufacturers' direct sale of appliances to consumers via the Internet.

         In 1997, the Company entered into pilot program agreements with Whirlpool Corporation, the nation's largest manufacturer of major household appliances, to develop a program for handling Whirlpool's returned appliances and new appliances that cannot be handled through the manufacturer's normal distribution channels. Through a subsequent 1998 contract with Whirlpool, the Company purchases these appliances from Whirlpool's distribution centers serving the Midwest and certain western states. This merchandise, which includes manufacturer closeouts, factory over-runs, floor samples, returned or exchanged items, and scratch and dent appliances, is sold through the Company's network of ApplianceSmart retail stores. ApplianceSmart is an authorized factory outlet for Whirlpool, and specializes in the Whirlpool, KitchenAid and Roper brands. With an increased supply of product, the Company began to focus on opening larger factory outlet facilities to offer consumers a wider selection of appliances and began to close its smaller stores. The Company has also decided not to expand its used appliance business.

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

         In October 2001, the Company entered into an agreement with Maytag Corporation for the acquisition of distressed appliances ("Maytag Agreement"). Under the Maytag Agreement, there are no minimum purchase requirements. The Maytag Agreement may be terminated by either party upon 60 days' written notice or may be terminated immediately if a default is not cured within ten (10) days after notice of default. In addition, the Company has agreed to indemnify Maytag for all claims, losses, liability and expenses with respect to Maytag appliances sold by the Company. The Agreement is expected to supply the Company's retail stores with a significant supply of Maytag appliances.

         In December 2001, the Company announced that all retail stores would be carrying a full line of Frigidaire special-buy household appliances.

         The Company believes purchases from these three manufacturers will provide an adequate supply of high-quality appliances for its retail outlets. There are no set number of units to be sold to the Company from any of the three manufacturers.

         In 1999, the Company closed one store in the Minneapolis/Saint Paul market and one store in the California market. In 2000, the Company closed a smaller store in the Minneapolis/Saint Paul market and opened a 30,000 square foot store in the Dayton, Ohio market. In January 2001, the Company opened a 24,000 square foot store in the Minneapolis/Saint Paul market. The Company opened another 42,000 square foot store in the Dayton, Ohio market in March 2001. In addition, the Company closed a smaller store and opened a 32,000 square foot store in the Columbus, Ohio market in May 2001. The Company opened a 49,000 square foot store in the Minneapolis/Saint Paul market in October 2001. In March 2002, the Company opened another 30,000 square foot store in Columbus, Ohio. The Company currently has three recycling centers, located in Columbus, Ohio; Minneapolis, Minnesota; and Los Angeles, California. Also, the Company currently has ten retail stores: four in Minneapolis/Saint Paul, one in Los Angeles, three in Columbus and two in Dayton.

CUSTOMERS AND SOURCE OF SUPPLY

         The Company offers its services to entities that, as part of their operations, become responsible for disposing of large quantities of new, distressed and unwanted appliances. These entities include new appliance manufacturers and retailers, waste management businesses, vending machine companies, property management companies and utility companies.

         NEW APPLIANCE MANUFACTURERS AND RETAILERS. The Company began its business by offering appliance recycling programs to Sears, Montgomery Ward and other new appliance retailers to collect appliances from either the retailers' facilities or from their customers. Recently the Company has focused its marketing efforts on new appliance manufacturers, including Whirlpool Corporation, Maytag Corporation and Frigidaire, the primary sources of products sold in the Company's stores.

         The Company believes its current sources for appliances are adequate to supply its retail stores and allow the Company to grow its retail sales; however there is a risk that one or more of these sources could be lost.

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

         UTILITY COMPANIES. The Company contracts with utility companies to provide comprehensive appliance recycling services tailored to the needs of the particular utility. The contracts historically have had terms of one to four years, with provisions for renewal at the option of the utility company. Under some contracts the utility retains the Company to manage all aspects of its appliance recycling program, while under other contracts the Company provides only specified services. Pricing for the Company's services is on a per-appliance basis and depends upon several factors, including the total number of appliances processed, the length of the contract term and the specific services selected by the utility. Contracts with electric utility customers require that the Company does not recondition for resale appliances received from utility company energy conservation programs. Currently, the Company has one contract with a major electric utility customer for 2002. Plans for a 2002 statewide recycling program that will be administered by another major electric utility customer are currently being reviewed by California regulatory authorities.

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

         Management believes that the uncertainties in the electric utility industry regarding deregulation will persist at least through 2002. The reaction to deregulation among states and utilities has been varied. The Company believes, however, that energy conservation and efficiency programs will remain a long-term component of the nation's electric utility industry.

         The recent energy crisis in California has not had a material adverse effect on the Company's operations. However, there can be no guarantee that it will not have an adverse effect in the future if Edison is unable to perform under the terms of its expected contract with the Company.

         In 2001, the Company focused on a carefully managed growth plan of opening showroom outlet stores, located in heavily trafficked, conveniently located retail malls. The Company believes that the growth of its retail business in the near future will likely occur primarily through the expansion of revenues from the Company's current and proposed retail stores.

PRINCIPAL PRODUCTS AND SERVICES

         The Company generates revenues from three sources: retailing, recycling and byproduct. The table below reflects the percentage of total revenues from each source. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Revenues:                                   2001      2000      1999
---------                                  ------    ------    ------
         Retail                             50.3%     57.6%     51.1%
         Recycling                          46.8%     37.9%     44.6%
         Byproduct                           2.9%      4.5%      4.3%
                                           ------    ------    ------
                                           100.0%    100.0%    100.0%
                                           =====     =====     =====

         Although the Company has two main sources of revenues, management believes that the Company has only one operating segment. That is, even though certain separate financial information by retail store or retail store and recycling center is available to management, the Company is managed as a single unit. Specifically, the Company does not measure profit or loss or maintain asset information separately for its revenue sources. Recycling and byproduct revenues are the result of both retail revenues and recycling contracts. Retail includes the free removal and recycling of the customer's existing appliance. Recycling includes the recycling of appliances per a contract or agreement.

SALES AND MARKETING

         The Company uses various means to promote awareness of its products and services and believes it is recognized as a leader in the retailing of appliances on a reverse logistics basis and in the recycling industry.

         ApplianceSmart's outlet store concept includes establishing large factory showrooms in convenient metropolitan locations to offer consumers a selection of hundreds of appliances. In keeping with ApplianceSmart's branding, both the exterior and interior of ApplianceSmart's stores display Whirlpool and Maytag signage along with custom-designed ApplianceSmart materials. In every market, the Company actively promotes its stores through various forms of print advertising, including daily classified ads in major newspapers, telephone yellow pages ads and direct mail. In addition, the Company uses radio and television advertisements in some markets, along with other types of promotions. Through the Company's website at www.ApplianceSmart.com, consumers can also access appliance-specific and general Company information.

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

         Many factors, including existing and proposed governmental regulation, may affect competition in the waste management and environmental services industry. The Company generally competes with two or three other companies which are based in the geographic area to be served under appliance recycling contracts and which generally offer only some of the services provided by the Company.

         The Company expects its primary competition for appliance recycling contracts with existing or new customers to come from entrepreneurs entering the appliance recycling business, energy management consultants, current recycling companies, major waste hauling companies and scrap metal processors. In addition, customers such as utility companies and local governments may operate appliance recycling programs internally rather than contracting with the Company or other third parties. There can be no assurance that the Company will be able to compete profitably in any of its chosen markets.

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

         Company management believes that further government regulation of the appliance recycling industry could have a positive effect on the Company's business; however, there can be no assurance what course future regulation may have. Under some circumstances, further regulation could materially increase the costs of the Company's operations and have an adverse effect on the Company's business. In addition, as is the case with all companies handling hazardous materials, under some circumstances the Company may be subject to contingent liabilities.

EMPLOYEES

         At March 1, 2002, the Company had 242 full-time employees, approximately 48% of who were involved in the collection, transportation and processing of appliances at the Company's centers and approximately 52% of whom were in sales, administration and management. The Company has not experienced any work stoppages and believes its employee relations are good.

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

         The Company generally leases the other facilities it operates. The Company usually attempts to negotiate lease terms for a recycling center that correspond to the term of the principal contract or contracts in connection with which the center is to be operated. The Company's recycling centers typically range in size from 25,000 to 40,000 square feet. The Company usually attempts to negotiate lease terms of two to five years for its retail stores 25,000 to 35,000 square feet. However, the retail stores may be larger depending on favorable demographics, availability and other business factors.

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

                                                        High             Low
                                                     ----------       ---------
         2000

                 First Quarter...................    $  2 1/2         $ 19/25
                 Second Quarter..................       3 1/8           1 9/16
                 Third Quarter...................       3               1 5/8
                 Fourth Quarter..................       2 1/2           1 3/16

         2001

                 First Quarter...................    $  2 3/8         $ 1
                 Second Quarter..................       2 20/25         1 1/8
                 Third Quarter...................       3 35/64         2 10/25
                 Fourth Quarter..................       5 45/64         2 3/4

         On March 8, 2002, the last reported sale price of the Common Stock on the OTC Bulletin Board was $4.00 per share. As of March 8, 2002, there were approximately 1,022 beneficial holders of the Company's Common Stock.

         The Company's line of credit limits the Company's ability to pay dividends.

         During 1999, the Company privately placed 1,050,000 unregistered shares and 138,000 warrants to purchase shares. In 2000, the Company registered 1,030,000 shares of such shares for resale by the holders.

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

Fiscal Years Ended                    2001             2000             1999              1998            1997
-----------------------------------------------------------------------------------------------------------------
   (In thousands, except
   per share data)

STATEMENTS OF OPERATIONS
Total revenues                   $   43,810       $   21,479       $   15,582       $    13,612       $   11,979
-----------------------------------------------------------------------------------------------------------------
Gross profit                     $   17,329       $    8,921       $    6,666       $     3,981       $    4,990
-----------------------------------------------------------------------------------------------------------------
Operating income (loss)          $    4,749       $    1,963       $    1,139       $    (2,744)      $     (489)
-----------------------------------------------------------------------------------------------------------------
Net income (loss)                $    2,646       $      927       $      505       $    (3,056)      $     (748)
-----------------------------------------------------------------------------------------------------------------
Basic earnings (loss)
per common share                 $     1.15       $     0.41       $     0.24       $     (2.55)      $    (0.66)
-----------------------------------------------------------------------------------------------------------------
Diluted earnings (loss)
per common share                 $     0.86       $     0.32       $     0.22       $     (2.55)      $    (0.66)
-----------------------------------------------------------------------------------------------------------------
Basic weighted average
number of common
shares outstanding                    2,291            2,287            2,142             1,200            1,137
-----------------------------------------------------------------------------------------------------------------
Diluted weighted average
number of common
shares outstanding                    3,068            2,889            2,274             1,200            1,137
-----------------------------------------------------------------------------------------------------------------

BALANCE SHEETS
Working capital (deficit)        $    3,188       $    1,183       $      545       $      (471)      $   (1,959)
-----------------------------------------------------------------------------------------------------------------
Total assets                     $   18,936       $   12,651       $    9,517       $     8,843       $    8,569
-----------------------------------------------------------------------------------------------------------------
Long-term liabilities            $    4,348       $    4,431       $    4,831       $     4,965       $    1,633
-----------------------------------------------------------------------------------------------------------------
Shareholders' equity             $    5,397       $    2,751       $    1,809       $       816       $    3,365
-----------------------------------------------------------------------------------------------------------------

QUARTERLY FINANCIAL DATA

        The following table sets forth certain unaudited quarterly financial data for the eight quarters ended December 29, 2001. In our opinion, the unaudited information set forth below has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth herein. The operating results for any quarter are not indicative of results for any future period. All data is in thousands except per common share data.

                                                                               Fiscal 2001
-------------------------------------------------- ----------------- --------------- --------------- ---------------
                                                     1st Quarter       2nd Quarter     3rd Quarter     4th Quarter
-------------------------------------------------- ----------------- --------------- --------------- ---------------
Total revenues                                     $     7,764       $     10,095    $     13,645    $     12,306
-------------------------------------------------- ----------------- --------------- --------------- ---------------
Net income                                         $       316       $        393    $      1,577    $        360
-------------------------------------------------- ----------------- --------------- --------------- ---------------
Basic income per common share                      $      0.14       $       0.17    $       0.69    $       0.16
-------------------------------------------------- ----------------- --------------- --------------- ---------------
Diluted income per common share                    $      0.11       $       0.13    $       0.50    $       0.11
-------------------------------------------------- ----------------- --------------- --------------- ---------------
Basic weighted average number of
common shares outstanding                                2,287              2,287           2,292           2,297
-------------------------------------------------- ----------------- --------------- --------------- ---------------
Diluted weighted average number of
common shares outstanding                                2,863              2,957           3,147           3,307
-------------------------------------------------- ----------------- --------------- --------------- ---------------

                                                                               Fiscal 2000
-------------------------------------------------- ----------------- --------------- --------------- ---------------
                                                     1st Quarter       2nd Quarter     3rd Quarter     4th Quarter
-------------------------------------------------- ----------------- --------------- --------------- ---------------
Total revenues                                     $     4,174       $      5,819    $      6,188    $      5,298
-------------------------------------------------- ----------------- --------------- --------------- ---------------
Net income                                         $       290       $        341    $        257    $         39
-------------------------------------------------- ----------------- --------------- --------------- ---------------
Basic income per common share                      $      0.13       $       0.15    $       0.11    $       0.02
-------------------------------------------------- ----------------- --------------- --------------- ---------------
Diluted income per common share                    $      0.10       $       0.12    $       0.09    $       0.01
-------------------------------------------------- ----------------- --------------- --------------- ---------------
Basic weighted average number of
common shares outstanding                                2,287              2,287           2,287           2,287
-------------------------------------------------- ----------------- --------------- --------------- ---------------
Diluted weighted average number of
common shares outstanding                                2,812              2,920           2,948           2,889
-------------------------------------------------- ----------------- --------------- --------------- ---------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE FISCAL YEARS 2001, 2000 AND 1999

OVERVIEW

         The Company's 2001 fiscal year (2001) ended December 29, 2001, its 2000 fiscal year (2000) ended December 30, 2000 and its 1999 fiscal year (1999) ended January 1, 2000.

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

         In 2001, the Company focused on a carefully managed growth plan of opening large showroom outlet stores, located in heavily trafficked, conveniently located retail malls. During 2001, the Company opened three retail stores, two in the Minneapolis/Saint Paul market and one in the Dayton, Ohio market. The Company also closed a smaller retail store in Columbus and opened another outlet in this market in 2001. Retail revenues accounted for 50.3% of total revenues in 2001.

CRITICAL ACCOUNTING POLICIES

         Our significant accounting policies are summarized in the footnotes to our financial statements. Some of the most critical policies are also discussed below.

         As a matter of policy, we review our major assets for impairment. Our major operating assets are accounts receivable, inventories, and property and equipment. Our reserve for doubtful accounts of $100,000 should be adequate for any exposure to loss in our December 29, 2001 accounts receivable. We have also established reserves for slow moving and obsolete inventories and believe the reserve of $464,000 is adequate. We depreciate our property and equipment over their estimated useful lives and we have not identified any items that are impaired as of December 29, 2001. We evaluated the realizability of our deferred tax assets and tax attributes and have provided a valuation allowance primarily for net operating loss and tax credit carryovers for which the use is subject to limitation. We have significant options and warrants outstanding and utilize relevant market and other valuation information relative to accounting for and reporting equity transactions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In July 2001, FAS No. 141, BUSINESS COMBINATIONS, and FAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, were issued. These pronouncements provide that all business combinations initiated after June 30, 2001, be accounted for using the purchase method and that goodwill be reviewed for impairment rather than amortized, beginning in January 2002. Any business combination transactions and acquisitions of intangibles in the future would be accounted for under this new guidance. The Company will cease amortization of its goodwill beginning in January 2002. The Company does not believe that the adoption of these pronouncements will have a material effect on its consolidated financial statements. Any business combination transactions in the future would be accounted for under this new guidance.

         In September 2001, the FASB issued Statement No. 143, ASSET RETIREMENT OBLIGATIONS. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement will be effective for the Company's fiscal year ending December 2003. The Company does not believe that the adoption of this pronouncement will have a material effect on its consolidated financial statements.

         In August 2001, the FASB issued Statement No. 144, ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement will be effective for the Company's fiscal year ending December 2003. The Company does not believe that the adoption of this pronouncement will have a material effect on its consolidated financial statements.

REVENUES

         The Company's total revenues for 2001 were $43,810,000 compared to $21,479,000 in 2000.

         Retail revenues increased to $22,037,000 in 2001 from $12,379,000 in 2000, an increase of 78.0%. Same-store sales for 2001 (a sales comparison of four stores open the full year in both 2001 and 2000) increased 25%. The increase in retail revenues was primarily due to an increase in special buy appliance sales offset by a slight decrease in reconditioned appliance sales. Special buy appliances include manufacturer closeouts, factory over-runs, floor samples, returned or exchanged items and scratch and dent appliances. The increase in special buy appliance sales was primarily due to three additional stores operating during 2001. The Company continues to purchase appliances from Whirlpool Corporation. The Whirlpool agreement does not provide for any required or minimum number of units to be sold to the Company.

        In October 2001, the Company entered into an agreement with Maytag Corporation for the acquisition of distressed appliances ("Maytag Agreement"). Under the Maytag Agreement, there are no minimum purchase requirements. The Maytag Agreement may be terminated by either party upon 60 days' written notice or may be terminated immediately if a default is not cured within ten (10) days after notice of default. In addition, the Company has agreed to indemnify Maytag for all claims, losses, product liability and expenses with respect to Maytag appliances sold by the Company.

         In December 2001, the Company announced that it will be purchasing appliances from Frigidaire. There are no minimum purchase requirements.

         The Company believes purchases from these three manufacturers will provide an adequate supply of high-quality appliances for its retail outlets; however there is a risk that one or more of these sources could be lost.

         The Company operated nine retail stores at the end of the current fiscal year compared to six retail stores at the end of the previous fiscal year. During the first quarter of 2001, the Company opened a 24,000 square foot store in the Minneapolis/Saint Paul market and a 36,000 square foot store in the Dayton, Ohio market. In the second quarter of 2001, the Company closed a smaller store and opened a 31,000 square foot store in the Columbus, Ohio market. In the fourth quarter of 2001, the Company opened a 49,000 square foot store in the Minneapolis/Saint Paul market. In March 2002, the Company opened a 30,000 square foot store in the Columbus, Ohio market.

         Recycling revenues increased to $20,506,000 in 2001 from $8,140,000 in 2000. The increase was primarily due to increases in refrigerator recycling volumes principally related to both of the contracts with Southern California Edison Company ("Edison"). Edison accounted for approximately 29% of the Company's total revenues for 2001 and 30% for 2000. In June 2000, the Company signed a two-year contract with Edison to continue its refrigerator recycling program through December 30, 2001. The two-year contract did not provide for a minimum number of refrigerators to be recycled in either 2000 or 2001. The Company recycled approximately 36,000 units in 2000 and approximately 50,000 units in 2001. The timing and amount of revenues was dependent on advertising by Edison. Plans for a 2002 statewide recycling program that will be administered by Edison are currently being reviewed by California regulatory authorities. The Company is also aggressively pursuing new and potentially significant appliance recycling programs in other states. Nevertheless, the Company's ability to project recycling revenue for 2002 continues to be limited.

         The Company had another contract with Edison, ("Summer Initiative"), a recycling program in the service areas of Pacific Gas & Electric (the San Francisco Bay area) and San Diego Gas & Electric. Under this contract, the Company recycled approximately 36,000 units. The Company began the Summer Initiative in September of 2000 and it was completed in the third quarter of 2001. The Company was responsible for advertising the Summer Initiative.

         In June 2001, the Company signed a contract ("the Appliance Early Retirement and Recycling Program") with the California Public Utilities Commission ("CPUC") to operate a refrigerator/freezer/room air conditioner recycling program in San Diego and surrounding areas; a six-county region in California's Central Valley, including the cities of Fresno and Stockton; and the seven-county Bay Area, including the city of San Francisco. The Company started taking customer orders for the Appliance Early Retirement and Recycling Program in San Diego in June 2001. The program was launched in the Central Valley and Bay Area in September. The CPUC has budgeted $14 million to fund the recycling program. The budget allocation includes $50 incentive payments to participants for refrigerators and freezers and $25 incentive payments for room air conditioners. The program runs through August 31, 2002.

         The recent energy crisis in California has not had a material adverse effect on the Company's operations. However, there can be no guarantee that it will not have an adverse effect in the future if Edison is unable to perform under the terms of its expected contract with the Company.

         Byproduct revenues increased to $1,267,000 in 2001 from $960,000 in 2000. The increase was primarily due to an increase in the volume of CFCs and scrap metal resulting from the increased volume of the Edison contracts.

         The Company's total revenues for 2000 were $21,479,000 compared to $15,582,000 in 1999.

         Retail revenues increased to $12,379,000 in 2000 from $7,956,000 in 1999, an increase of 55.6%. The increase in retail revenues was primarily due to an increase in special buy appliance sales offset by a decrease in reconditioned appliance sales. Same-store retail sales for 2000 increased 53% (a sales comparison of five stores open for full years in both 2000 and 1999). The increase in special buy appliance sales was primarily due to increased advertising and a 30,000 square foot store being opened, offset by a smaller store being closed in the second quarter of 2000. The Company purchased a majority of the special buy appliances sold from Whirlpool Corporation. The Company operated six retail stores at both the end of 2000 and 1999. However, during the second quarter of 2000, the Company closed a smaller store in the Minneapolis/Saint Paul market and opened a 30,000 square foot store in the Dayton, Ohio market.

         Recycling revenues increased to $8,140,000 in 2000 from $6,956,000 in 1999. The increase was primarily due to an increase in refrigerator recycling volumes related to the contract with Edison. Edison accounted for approximately 30% of the Company's total revenues for 2000 and 33% for 1999. In June 2000, the Company signed a two-year contract with Edison to continue its refrigerator recycling program through December 30, 2001. The two-year contract did not provide for a minimum number of refrigerators to be recycled in either 2000 or 2001. The Company recycled approximately 36,000 units in 2000. The timing and amount of revenues was dependent on advertising by Edison.

         In October 2000, the Company signed a contract with Edison to implement a recycling program ("Summer Initiative") in the service areas of Pacific Gas & Electric (the San Francisco Bay area) and San Diego Gas & Electric. This contract was in accordance with a ruling issued by the California Public Utilities Commission ("CPUC"). Under the Summer Initiative, the Company expected to recycle approximately 30,000 to 40,000 units through the end of 2001 in addition to the approximately 36,000 units from the original Edison contract. As with its initial Edison program, there were no guaranteed minimum number of units that must be recycled under the Summer Initiative. The Company began the Summer Initiative in September of 2000 and was fully operational in the first quarter of 2001. The Company was responsible for advertising the Summer Initiative.

         Byproduct revenues increased to $960,000 in 2000 from $670,000 in 1999. The increase was primarily due to higher sales of CFCs offset slightly by lower scrap revenue due to a decrease in scrap prices.

GROSS PROFIT

         The Company's overall gross profit decreased slightly to 39.6% in 2001 from 41.5% in 2000. The decrease was primarily due to higher sales of special buy appliances that have a lower margin than reconditioned appliances, offset by higher recycling revenues from the initial Edison contract and the Summer Initiative contract without a corresponding increase in expenses. Gross profit as a percentage of total revenues for future periods can be affected favorably or unfavorably by numerous factors included the mix of retail products sold, the volume of appliances recycled from the expected Edison contract and the current CPUC contract and the price and volume of byproduct revenues. The Company expects gross profit percentages to decrease slightly as retail revenues continue to become a higher percentage of total revenues.

         The Company's overall gross profit decreased slightly to 41.5% in 2000 from 42.8% in 1999. The decrease was primarily due to higher sales of special buy appliances that have a lower margin than reconditioned appliances, offset by higher recycling revenues from the initial Edison contract without a corresponding increase in expenses, improved purchase price and mix of inventory for retail sales and discontinuing unprofitable programs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses were 28.7% of total revenues in 2001 compared to 32.4% in 2000. Selling, general and administrative expenses increased to $12,580,000 in 2001 from $6,958,000 in 2000, an 80.8%
increase. Selling expenses increased to $5,959,000 in 2001 from $2,858,000 in 2000. The increase was primarily due to opening three additional retail stores during 2001 which increased advertising by $598,000 and commissions by $271,000. General and administrative expenses increased to $6,621,000 in 2001 from $4,100,000 in 2000. The increase was primarily due to an increase in personnel costs as a result of Company growth and an increase in bad debt expense.

         Selling, general and administrative expenses were 32.4% of total revenues in 2000 compared to 35.5% in 1999. Selling, general and administrative expenses increased to $6,958,000 in 2000 from $5,527,000 in 1999, a 25.9%
increase. Selling expenses increased to $2,858,000 in 2000 from $1,900,000 in 1999. The increase was primarily due to opening a new retail store in 2000 and a corresponding increase in advertising and commissions. General and administrative expenses increased to $4,100,000 in 2000 from $3,627,000 in 1999. The increase was primarily due to an increase in personnel costs and non-capitalized consultant fees for the Company's computer systems.

INTEREST EXPENSE

         Interest expense increased to $1,074,000 in 2001 from $841,000 in 2000. The increase was primarily due to a higher average borrowed amount in 2001 compared to 2000 offset by a decrease in the effective interest rate on the line of credit.

         Interest expense increased to $841,000 in 2000 from $780,000 in 1999. The increase was primarily due to a higher average borrowed amount in 2000 compared to 1999 offset by a decrease in the effective interest rate on the line of credit.

INCOME TAXES AND NET OPERATING LOSSES

         The Company recorded a provision for income taxes of $1,117,000 for 2001 compared to $580,000 in 2000. The increase was due to greater pre-tax income offset by a lower effective tax rate for 2001 compared to 2000. The lower effective tax rate in 2001 resulted from a reduction of $370,000 in the deferred tax valuation allowance, net of effect of a net operating loss (NOL) attribute reduction during 2001 resulting from the determination that certain deferred tax assets were more likely than not to be realized.

         The Company has NOL carryovers of approximately $7 million at December 29, 2001, which may be available to reduce taxable income and in turn income taxes payable in future years. However, future utilization of these loss and credit carryforwards is subject to certain significant limitations under provisions of the Internal Revenue Code including limitations subject to Section 382, which relate to a 50 percent change in control over a three-year period, and are further dependent upon the Company maintaining profitable operations. The Company believes that the issuance of Common Stock during 1999 resulted in an "ownership change" under Section 382. Accordingly, the Company's ability to use net operating loss carryforwards generated prior to February 1999 may be limited to approximately $56,000 per year, or less than $1 million through 2018.

         As of its 2001 and 2000 year-ends, the Company had recorded cumulative valuation allowances of $2,998,000 and $4,022,000, respectively, against its net deferred tax assets due to the uncertainty of their realization. The reduction in the valuation allowance during 2001 was due to the aforementioned determination that certain deferred tax assets are more likely than not to be realized and to the effect of an NOL attribute reduction. The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. At December 29, 2001, the remaining valuation allowance is principally due to the Section 382 limitation of its NOL's and tax credits.

LIQUIDITY AND CAPITAL RESOURCES

         At December 29, 2001, the Company had working capital of $3,188,000 compared to $1,183,000 at December 30, 2000. Cash and cash equivalents increased to $506,000 at December 29, 2001 from $302,000 at January 30, 2000. Net cash used in operating activities was $1,124,000 in 2001 compared to $1,190,000 in 2000. The cash used in operating activities was primarily due to increases in inventories and receivables offset by net income and an increase in payables and accrued expenses. During 2001, inventories increased by $2,515,000 principally due to more and larger stores and receivables increased $2,644,000 principally due to the California recycling contracts.

         Net cash used in investing activities was $910,000 in 2001 compared to net cash provided by investing activities of $58,000 in 2000. The cash used in investing activities in 2001 was primarily due to the continued upgrade of computer systems and the purchase of equipment related to the refrigerator recycling program. The 2000 capital expenditures of $609,000 were primarily related to the purchase of computer equipment and such purchases were offset by the proceeds from disposal of certain property and equipment. The Company did not have any material purchase commitments for assets as of December 29, 2001.

         Net cash provided by financing activities was $2,238,000 in 2001 compared to $1,214,000 in 2000. The increase in cash provided by financing activities was primarily due to increased borrowings from the line of credit in 2001 net of payments on long-term liabilities.

         As of December 29, 2001, the Company had a $10,000,000 line of credit with a lender. The interest rate as of December 29, 2001 was 5.75%. The amount of borrowings available under the line of credit is based on a formula using receivables and inventories. The line of credit has a stated maturity date of August 30, 2004 and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time. The line of credit is secured by substantially all the Company's assets and requires minimum monthly interest payments of $37,500 regardless of the outstanding principal balance. The lender also has an inventory repurchase agreement with Whirlpool Corporation that secures the line of credit. The line requires that the Company meet certain financial covenants, provides payment penalties for noncompliance and prepayment limits the amount of other debt the Company can incur, limits the amount of spending on fixed assets and limits payments of dividends. The Company's unused borrowing capacity was $1,079,000 at December 29, 2001 and $802,000 at March 1, 2002.

         A summary of our contractual cash obligations at December 29, 2001 is as follows:

                                   ------------------------------------------------------------------------------------------
                                                                  PAYMENTS DUE BY PERIOD
---------------------------------- ------------------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                   TOTAL          2002            2003          2004           2005          2006
---------------------------------- --------------- -------------- -------------- -------------- -------------- --------------
Long-term debt, including interest    $ 6,568,000    $ 1,071,000    $ 1,460,000    $ 1,250,000    $ 2,784,000    $     3,000
---------------------------------- --------------- -------------- -------------- -------------- -------------- --------------
Operating leases                      $ 5,873,000    $ 1,865,000    $ 1,331,000    $ 1,131,000    $ 1,139,000    $   407,000
---------------------------------- --------------- -------------- -------------- -------------- -------------- --------------
Total contractual cash obligations    $12,441,000    $ 2,936,000    $ 2,791,000    $ 2,381,000    $ 3,923,000    $   410,000
---------------------------------- --------------- -------------- -------------- -------------- -------------- --------------

         We also have a commercial commitment as described below:

-------------------- ---------------- --------------------------- ----------------------
  OTHER COMMERCIAL     TOTAL AMOUNT
     COMMITMENT         COMMITTED       OUTSTANDING AT 12/29/01     DATE OF EXPIRATION
-------------------- ---------------- --------------------------- ----------------------
   Line of credit      $ 10,000,000          $  4,708,000            August 30, 2004
-------------------- ---------------- --------------------------- ----------------------

         We believe that our cash balance, availability under our line of credit, if needed, and anticipated cash flows from operations will be adequate to fund our cash requirements for fiscal 2002.

         During 2000, the Company recognized a gain of $275,000 from the sale of the ApplianceSmart outlet property in Saint Paul, Minnesota and recognized the remaining deferred gain of $60,000 in 2001. The Company is still operating this outlet under an operating lease until September 30, 2002.

         The recent energy crisis in California has not had a material adverse effect on the Company's operations. However, there can be no guarantee that it will not have an adverse effect in the future if Edison is unable to perform under the terms of its expected contract with the Company.

        In June 2001, the Company signed a contract ("the Appliance Early Retirement and Recycling Program") with the California Public Utilities Commission ("CPUC") to operate a refrigerator/freezer/room air conditioner recycling program in San Diego and surrounding areas; a six-county region in California's Central Valley, including the cities of Fresno and Stockton; and the seven-county Bay Area, including the city of San Francisco. The Company started taking customer orders for the Appliance Early Retirement and Recycling Program in San Diego in June. The program was launched in the Central Valley and Bay Area in September. The CPUC has budgeted $14 million to fund the recycling program. The budget allocation includes $50 incentive payments to participants for refrigerators and freezers and $25 incentive payments for room air conditioners. The program runs through August 31, 2002.

         The Company believes, based on the anticipated revenues from the expected Edison contract and the current CPUC contract, the anticipated sales per retail store and anticipated gross profit, that its cash balance, anticipated funds generated from operations and its current line of credit will be sufficient to finance its operations and capital expenditures through December 2002. The Company's total capital requirements for 2002 will depend upon, among other things as discussed below, the recycling volumes generated from the expected Edison program and CPUC program in 2002 and the number and size of retail stores operating during the fiscal year. Currently, the Company has three centers and ten stores in operation. If revenues are lower than anticipated or expenses are higher than anticipated, the Company may require additional capital to finance operations. Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (common or preferred stock) or other securities. There can be no assurance that such additional sources of financing will be available on terms satisfactory to the Company or permitted by the Company's current lender.

FORWARD-LOOKING STATEMENTS

         Statements contained in this annual report regarding the Company's future operations, performance and results, and anticipated liquidity discussed herein are forward-looking and therefore are subject to certain risks and uncertainties, including, but not limited to, those discussed herein. Any forward-looking information regarding the operations of the Company will be affected primarily by the Company's continued ability to purchase product from Whirlpool, Maytag and Frigidaire at acceptable prices and the ability and timing of Edison to deliver units under its expected contract, currently being reviewed by California regulatory authorities, with the Company and the ability and timing of the CPUC to deliver units under its contract with the Company. In addition, any forward-looking information will also be affected by the ability of individual retail stores to meet planned revenue levels, the rate of sustainable growth in the number of retail stores, the speed at which individual retail stores reach profitability, costs and expenses being realized at higher than expected levels, the Company's ability to secure an adequate supply of used appliances for resale and the continued availability of the Company's current line of credit.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MARKET RISK AND IMPACT OF INFLATION

         The Company does not believe there is any significant risk related to interest rate fluctuations on its long-term debt since it all has fixed rates. However, there is interest rate risk on the line of credit since its interest rate is based on the prime rate. Also, the Company believes that inflation has not had a material impact on the results of operations for each of the fiscal years in the three-year period ended December 29, 2001. However, there can be no assurances that future inflation will not have an adverse impact on the Company's operating results and financial conditions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Description                                                        Page
         -----------                                                        ----

         Independent Auditor's Report........................................22
         Consolidated Balance Sheets as of December 29, 2001
              and December 30, 2000..........................................23
         Consolidated Statements of Operations for the three years
              ended December 29, 2001........................................24
         Consolidated Statements of Shareholders' Equity for the
              three years ended December 29, 2001............................25
         Consolidated Statements of Cash Flows for the three years
              ended December 29, 2001........................................26
         Notes to Consolidated Financial Statements..........................27

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
Appliance Recycling Centers of America, Inc.
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Appliance Recycling Centers of America, Inc. and Subsidiaries as of December 29, 2001 and December 30, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three year period ended December 29, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Appliance Recycling Centers of America, Inc. and Subsidiaries as of December 29, 2001 and December 30, 2000, and the results of their operations and their cash flows for each of the years in the three year period ended December 29, 2001, in conformity with accounting principles generally accepted in the United States of America.


McGLADREY & PULLEN, LLP


Minneapolis, Minnesota
February 15, 2002

APPLIANCE RECYCLING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                             DECEMBER 29,       December 30,
                                                                2001               2000
--------------------------------------------------------------------------------------------

ASSETS (NOTE 3)
CURRENT ASSETS
Cash and cash equivalents                                    $    506,000       $    302,000
Accounts receivable, net of allowance of
  $100,000 and $20,000, respectively (Note 9)                   4,375,000          1,731,000
Inventories, net of reserves of $464,000
  and $375,000, respectively                                    6,748,000          4,233,000
Deferred tax assets (Note 7)                                      576,000            108,000
Other current assets                                              174,000            278,000
                                                             ------------       ------------
  Total current assets                                         12,379,000          6,652,000
                                                             ------------       ------------
PROPERTY AND EQUIPMENT, at cost (Notes 2 and 4)
Land                                                            2,050,000          2,050,000
Buildings and improvements                                      3,779,000          3,550,000
Equipment                                                       4,689,000          4,046,000
                                                             ------------       ------------
                                                               10,518,000          9,646,000
Less accumulated depreciation                                   4,291,000          3,930,000
                                                             ------------       ------------
  Net property and equipment                                    6,227,000          5,716,000
                                                             ------------       ------------
OTHER ASSETS                                                      292,000            207,000
                                                             ------------       ------------
GOODWILL, net of amortization of $152,000 and
  $114,000, respectively                                           38,000             76,000
                                                             ------------       ------------
  Total assets                                               $ 18,936,000       $ 12,651,000
                                                             ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Line of credit (Note 3)                                      $  4,708,000       $  2,402,000
Current maturities of long-term obligations                       401,000            275,000
Accounts payable                                                1,960,000          1,279,000
Accrued expenses (Note 5)                                       1,365,000            936,000
Deferred gain on building sale                                         --             60,000
Income taxes payable                                              757,000            517,000
                                                             ------------       ------------
  Total current liabilities                                     9,191,000          5,469,000
LONG-TERM OBLIGATIONS, less current maturities (Note 4)         4,280,000          4,431,000
DEFERRED INCOME TAX LIABILITIES (Note 7)                           68,000                 --
                                                             ------------       ------------
  Total liabilities                                            13,539,000          9,900,000
                                                             ------------       ------------
COMMITMENTS (Note 6)
SHAREHOLDERS' EQUITY (Notes 3 and 8)
Common Stock, no par value; authorized 10,000,000
  shares; issued and outstanding 2,297,000 and
  2,287,000 shares in 2001 and 2000, respectively              11,360,000         11,360,000
Accumulated deficit                                            (5,963,000)        (8,609,000)
                                                             ------------       ------------
  Total shareholders' equity                                    5,397,000          2,751,000
                                                             ------------       ------------
  Total liabilities and shareholders' equity                 $ 18,936,000       $ 12,651,000
                                                             ============       ============

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        For the fiscal year ended
-------------------------------------------------------------------------------------------------------------
                                                            DECEMBER 29,       December 30,       January 1,
                                                               2001               2000               2000
                                                           --------------------------------------------------
 REVENUES (Note 9)
  Retail                                                   $ 22,037,000       $ 12,379,000       $  7,956,000
  Recycling                                                  20,506,000          8,140,000          6,956,000
  Byproduct                                                   1,267,000            960,000            670,000
                                                           ------------       ------------       ------------

  Total revenues                                             43,810,000         21,479,000         15,582,000

COST OF REVENUES (Note 9)                                    26,481,000         12,558,000          8,916,000
                                                           ------------       ------------       ------------

  Gross profit                                               17,329,000          8,921,000          6,666,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (Note 2)        12,580,000          6,958,000          5,527,000
                                                           ------------       ------------       ------------

  Operating income                                            4,749,000          1,963,000          1,139,000

OTHER INCOME (EXPENSE)
  Other income                                                   88,000            385,000            146,000
  Interest expense                                           (1,074,000)          (841,000)          (780,000)
                                                           ------------       ------------       ------------

  Income before provision for
     income taxes                                             3,763,000          1,507,000            505,000

PROVISION FOR INCOME TAXES (Note 7)                           1,117,000            580,000                 --
                                                           ------------       ------------       ------------

  Net income                                               $  2,646,000       $    927,000       $    505,000
                                                           ============       ============       ============

BASIC EARNINGS PER COMMON SHARE                            $       1.15       $       0.41       $       0.24
                                                           ============       ============       ============

DILUTED EARNINGS PER COMMON SHARE                          $       0.86       $       0.32       $       0.22
                                                           ============       ============       ============

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:
  Basic                                                       2,291,000          2,287,000          2,142,000
                                                           ============       ============       ============
  Diluted                                                     3,068,000          2,889,000          2,274,000
                                                           ============       ============       ============

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                           Accumulated
                                                        Common Stock         Deficit           Total
                                                        ------------      ------------     ------------
BALANCE, JANUARY 2, 1999                                $ 10,857,000    $(10,041,000)      $    816,000
  Sales of Common Stock, net
     of fees and expenses of $40,000 (Note 8)                475,000              --            475,000
  Issuance of Common Stock in settlement (Note 8)             13,000              --             13,000
  Net income                                                      --         505,000            505,000
----------------------------------------------------------------------------------------------------------

BALANCE, JANUARY 1, 2000                                  11,345,000      (9,536,000)         1,809,000
  Warrants issued to vendor (Note 8)                          15,000              --             15,000
  Net income                                                      --         927,000            927,000
----------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 30, 2000                                11,360,000      (8,609,000)         2,751,000
  Net income                                                      --       2,646,000          2,646,000
----------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 29, 2001                              $ 11,360,000    $ (5,963,000)      $  5,397,000
==========================================================================================================


See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               For the fiscal year ended
----------------------------------------------------------------------------------------------------------------------
                                                                   DECEMBER 29,        December 30,         January 1,
                                                                       2001                2000                2000
                                                                   ---------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                      $ 2,646,000         $   927,000         $   505,000
   Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
   Depreciation and amortization                                       483,000             385,000             395,000
   Gain on sale of property and equipment                              (60,000)           (271,000)            (74,000)
   Accretion of long-term debt discount                                 43,000              39,000              35,000
   Common stock issued for settlement                                       --                  --              13,000
   Deferred income taxes                                              (400,000)            (33,000)            (75,000)
   Change in current assets and liabilities:
      Receivables                                                   (2,644,000)           (279,000)           (954,000)
      Inventories                                                   (2,515,000)         (2,647,000)            393,000
      Other assets                                                     (27,000)           (189,000)             11,000
      Accounts payable and accrued expenses                          1,110,000             436,000            (123,000)
      Income taxes payable                                             240,000             442,000              75,000
                                                                   -----------         -----------         -----------
        Net cash provided by (used in) operating activities         (1,124,000)         (1,190,000)            201,000
                                                                   -----------         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                (910,000)           (609,000)           (252,000)
   Proceeds from disposals of property and equipment                        --             667,000              88,000
                                                                   -----------         -----------         -----------
        Net cash provided by (used in) investing activities           (910,000)             58,000            (164,000)
                                                                   -----------         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings (payments) under line of credit                    2,306,000           1,514,000            (193,000)
   Payments on long-term obligations                                  (350,000)           (377,000)           (113,000)
   Proceeds from long-term obligations                                 282,000              77,000                  --
   Proceeds from issuance of common stock                                   --                  --             475,000
                                                                   -----------         -----------         -----------
        Net cash provided by financing activities                    2,238,000           1,214,000             169,000
                                                                   -----------         -----------         -----------

   Increase in cash and cash equivalents                               204,000              82,000             206,000

CASH AND CASH EQUIVALENTS
   Beginning                                                           302,000             220,000              14,000
                                                                   -----------         -----------         -----------
   Ending                                                          $   506,000         $   302,000         $   220,000
                                                                   ===========         ===========         ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
   Interest                                                        $ 1,031,000         $   802,000         $   668,000
   Income taxes, net                                                 1,279,000             177,000                  --
                                                                   ===========         ===========         ===========


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

FISCAL YEAR: The Company uses a 52-53 week fiscal year. The Company's 2001 fiscal year (2001) ended December 29, 2001, its 2000 fiscal year (2000) ended December 30, 2000 and its 1999 fiscal year (1999) ended January 1, 2000. All such fiscal years include 52 weeks.

REVENUE RECOGNITION: The Company recognizes revenue from appliance sales in the period the appliances are sold. Revenue from appliance recycling is recognized when a unit is collected and processed. Byproduct revenue is recognized upon shipment.

The Company provides allowances for uncollectable receivables based on management's assessment of the need for such allowances.

The Company defers revenue under appliance extended warranty arrangements and recognizes it over the related terms of the warranty contracts. The Company accrues the estimated cost of initial warranty arrangements at the time of the appliance sale.

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

INVENTORIES: Inventories, consisting principally of appliances, are stated at the lower of cost, first-in, first-out (FIFO), or market and consisted of:

                                                   2001             2000
--------------------------------------------------------------------------------
Finished goods                                 $ 6,957,000     $ 4,472,000
Work-in-process-
    unrefurbished units                            255,000         136,000
Less reserves                                     (464,000)       (375,000)
                                               -----------     -----------
                                               $ 6,748,000     $ 4,233,000
                                               ===========     ===========

The Company provides estimated reserves for the realizability of its appliance inventories, including adjustments to market, based on various factors including management's assessment of the need for such allowances.

DEFERRED GAIN: In the third quarter of 2000, the Company sold its ApplianceSmart(R) outlet property in Saint Paul, Minnesota. The Company is still operating this outlet and has an operating lease on this outlet until September 30, 2002. The Company recognized $275,000 of the gain on this transaction in 2000 and the remaining $60,000 gain in 2001.

PROPERTY AND EQUIPMENT: Depreciation is computed using straight-line and accelerated methods over the following estimated useful lives:

                                      Years
                                      -----
    Buildings and improvements       18 - 30
    Equipment                          3 - 8

SOFTWARE DEVELOPMENT COSTS: The Company capitalizes software developed for internal use in accordance with Statement of Position 98-1 and is amortizing such costs over their estimated useful life of five years. Costs capitalized were $225,000, $215,000, and $40,000 for the fiscal years ended December 29, 2001, December 30, 2000 and January 1, 2000, respectively.

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

ADVERTISING EXPENSE: Advertising is expensed as incurred, and was $1,487,000, $884,000 and $532,000 for the fiscal years ended December 29, 2001, December 30, 2000 and January 1, 2000, respectively.

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

BASIC AND DILUTED NET EARNINGS PER SHARE: Basic per-share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. Diluted per-share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless their effect is antidilutive, thereby reducing the loss or increasing the income per common share.

In arriving at diluted weighted-average shares and per share amounts, options and warrants (see Note 8) with exercise prices below average market prices for the respective fiscal quarters in which they were dilutive were included using the treasury stock method. The number of additional shares is calculated by assuming the outstanding stock options and warrants were exercised and that the proceeds from such exercises were used to acquire common stock at the average market price during the year. The dilutive effect of these additional shares for the years ended December 29, 2001 and December 30, 2000 was to increase the weighted average shares outstanding by 777,000 and 602,000, respectively.

COMPREHENSIVE INCOME: Comprehensive income is equivalent to net income in the statements of operations.

SEGMENT INFORMATION: The Company has one operating segment. Although certain separate financial information by retail store, or retail store and recycling center, is available to management, the Company is managed as a unit. Specifically, it does not measure profit or loss or maintain assets separately for its products or revenue sources (retail appliance sales, appliance recycling including recycling services for utilities, and byproduct sales).

ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ACCOUNTING PRONOUNCEMENTS ISSUED NOT YET ADOPTED: The following items represent accounting standards that have been recently issued but not yet adopted by the Company.

In July 2001, FAS No. 141, BUSINESS COMBINATIONS, and FAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, were issued. These pronouncements provide that all business combinations initiated after June 30, 2001, be accounted for using the purchase method and that goodwill be reviewed for impairment rather than amortized, beginning in January 2002. Any business combination transactions and acquisitions of intangibles in the future would be accounted for under this new guidance. The Company will cease amortization of its goodwill beginning in January 2002.

In September 2001, the FASB issued Statement No. 143, ASSET RETIREMENT OBLIGATIONS. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement will be effective for the Company's fiscal year ending December 2003.

In August 2001, the FASB issued Statement No. 144, ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement will be effective for the Company's fiscal year ending December 2003.

Management does not believe that the adoption of these pronouncements will have a material effect on its consolidated financial statements.


NOTE 2.  MARKET CLOSINGS AND LOSS ON IMPAIRED ASSETS

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


NOTE 3.  LINE OF CREDIT

At December 29, 2001, the Company had a $10 million line of credit with a lender. The interest rate as of December 29, 2001 was 5.75%. The amount of borrowings available under the line of credit is based on a formula using receivables and inventories. The line of credit has a stated maturity date of August 30, 2004, if not renewed, and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time. The line of credit is secured by substantially all the Company's assets, and requires minimum monthly interest payments of $37,500 regardless of the outstanding principal balance. The lender is also secured by an inventory repurchase agreement with Whirlpool Corporation. The loan requires that the Company meet certain covenants, provides payment penalties for noncompliance, limits the amount of other debt the Company can incur, limits the amount of spending on fixed assets and limits payments of dividends. At December 29, 2001 the Company's unused borrowing capacity under this line was $1,079,000.


NOTE 4.  LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following:

                                                        2001             2000
-------------------------------------------------------------------------------
9.00% mortgage, due in
  monthly installments of
  $14,211, including interest,
  balance due February 2004,
  secured by land
  and building                                      $  723,000       $  791,000
8.72% mortgage, due in
  monthly installments of
  $7,027, including interest,
  balance due January 2003,
  secured by land
  and building                                         596,000          625,000
13.00% note payable,
  due in monthly
  principal and interest
  payments of $52,259
  with balance due
  September 2005,
  secured by equipment,
  land and building                                  3,072,000        3,219,000
Other                                                  290,000           71,000
                                                   -----------      -----------
                                                     4,681,000        4,706,000
Less current maturities                                401,000          275,000
                                                   -----------      -----------
                                                   $ 4,280,000      $ 4,431,000
                                                   ===========      ===========

The future annual maturities of long-term obligations are as follows:

Fiscal year
-----------
2002                                                                $   401,000
2003                                                                    935,000
2004                                                                    845,000
2005                                                                  2,498,000
2006                                                                      2,000
                                                                    -----------
                                                                    $ 4,681,000
                                                                    ===========


NOTE 5.  ACCRUED EXPENSES

Accrued expenses were as follows:
                                                       2001             2000
-------------------------------------------------------------------------------
Compensation                                       $   493,000      $   330,000
Warranty                                               225,000          188,000
Other                                                  647,000          418,000
                                                   -----------      -----------
                                                   $ 1,365,000      $   936,000
                                                   ===========      ===========


NOTE 6.  COMMITMENTS

OPERATING LEASES: The Company leases certain of its retail stores and recycling center facilities and equipment under noncancelable operating leases. The leases require the payment of taxes, maintenance, utilities and insurance.

Minimum future rental commitments under noncancelable operating leases as of December 29, 2001 were as follows:

Fiscal Year
-----------
2002                                                                $  1,865,000
2003                                                                   1,331,000
2004                                                                   1,131,000
2005                                                                   1,139,000
2006                                                                     407,000
                                                                    ------------
                                                                    $  5,873,000
                                                                    ============

Rent expense for the fiscal years ended December 29, 2001, December 30, 2000 and January 1, 2000 was $1,519,000, $420,000 and $370,000, respectively.

CONTRACTS: The Company has entered into contracts with two of its appliance vendors. Under the agreements there are no minimum purchase commitments, however, the Company has agreed to indemnify the vendors for certain claims, allegations or losses with respect to appliances sold by the Company.


NOTE 7.  INCOME TAXES

The provision for income taxes consisted of the following:

                                            2001          2000          1999
-------------------------------------------------------------------------------
Current:
  Federal                               $ 1,289,000   $   496,000   $    75,000
  State                                     228,000       117,000            --
Deferred                                   (400,000)      (33,000)      (75,000)
                                        -----------   -----------   -----------
                                        $ 1,117,000   $   580,000   $        --
                                        ===========   ===========   ===========

A reconciliation of the Company's income tax expense with the federal statutory tax rate is shown below:

                                            2001          2000          1999
-------------------------------------------------------------------------------
Income tax
  expense at
  statutory rate                        $ 1,278,000   $   511,000   $   172,000
State taxes net
  of federal
  tax effect                                189,000        99,000        18,000
Permanent
  differences
  and other                                  20,000        33,000       (85,000)
Change in
  valuation
  allowance, net
  of effect of
  NOL attribute
  reduction                                (370,000)      (63,000)     (105,000)
                                        -----------   -----------   -----------
                                        $ 1,117,000   $   580,000   $        --
                                        ===========   ===========   ===========

The components of net deferred tax assets are as follows:

                                                         2001          2000
-------------------------------------------------------------------------------
Deferred tax assets:
  Net operating loss
    carryforwards                                     $ 2,834,000   $ 3,405,000
  Federal and state tax credits                           199,000       199,000
  Inventory                                               409,000       150,000
  Property and equipment                                       --       130,000
  Accrued expenses                                        132,000       246,000
                                                      -----------   -----------
    Gross deferred tax assets                         $ 3,574,000   $ 4,130,000
Valuation allowance                                    (2,998,000)   (4,022,000)
                                                      -----------   -----------
                                                      $   576,000   $   108,000
                                                      ===========   ===========

Deferred tax liabilities:
  Property and equipment                              $    68,000   $        --
                                                      ===========   ===========

At December 29, 2001, the Company had a valuation allowance against deferred tax assets to reduce the total to an amount management believes is appropriate. Realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The reduction in the valuation allowance during 2001 was due to the determination that certain deferred tax assets are more likely than not to be realized and to the effect of an NOL attribute reduction.

At December 29, 2001, the Company had net operating loss ("NOL") carryforwards expiring as follows:

Expiration                                                             Amount
----------                                                          -----------
2011                                                                $ 3,296,000
2012                                                                $ 1,144,000
2018                                                                $ 2,645,000

Future utilization of NOL and tax credit carryforwards is subject to certain limitations under provisions of Section 382 of the Internal Revenue Code. This Section relates to a 50 percent change in control over a three-year period. The Company believes that the issuance of common stock during 1999 resulted in an "ownership change" under Section 382. Accordingly, the Company's ability to use NOL and tax credit carryforwards generated prior to February 1999 may be significantly limited to approximately $56,000 per year.


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

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation for Stock Options." Accordingly, no compensation cost has been recognized for the Plans. Had compensation cost for the Plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net earnings and basic and diluted earnings per share amounts would have been changed to the pro forma amounts indicated below:

                                            2001          2000          1999
-------------------------------------------------------------------------------
Net income:
   As reported                          $ 2,646,000    $  927,000    $  505,000
   Pro forma                            $ 2,588,000    $  859,000    $  460,000
Basic earnings
  per share:
   As reported                          $      1.15     $    0.41    $     0.24
   Pro forma                            $      1.13     $    0.38    $     0.21
Diluted earnings
  per share:
   As reported                          $      0.86     $    0.32    $     0.22
   Pro forma                            $      0.84     $    0.30    $     0.20

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                               2001          2000          1999
-------------------------------------------------------------------------------
Expected dividend yield                          --            --            --
Expected stock price volatility                82.3%         79.7%         81.3%
Risk-free interest rate                         6.2%          6.0%          5.5%
Expected life of options (years)                  3             3             3
-------------------------------------------------------------------------------

Additional information relating to all outstanding options is as follows:

                                                               Weighted Average
                                                      Shares     Exercise Price
--------------------------------------------------------------------------------
Outstanding at
  January 2, 1999                                     144,000           $  5.37
  Granted                                              97,000           $  0.61
  Cancelled                                            (4,000)          $  8.95
--------------------------------------------------------------------------------
Outstanding at
  January 1, 2000                                     237,000           $  3.36
  Granted                                             180,000           $  2.22
  Cancelled                                           (44,000)          $  5.20
--------------------------------------------------------------------------------
Outstanding at
  December 30, 2000                                   373,000           $  2.59
  Granted                                              56,000           $  1.82
  Cancelled                                           (21,000)          $ 17.52
--------------------------------------------------------------------------------
Outstanding at
  December 29, 2001                                   408,000           $  1.98
--------------------------------------------------------------------------------

The weighted average fair value per option of options granted during fiscal 2001, 2000 and 1999 was $0.86, $0.90 and $0.28, respectively.

The following tables summarize information about stock options outstanding as of December 29, 2001:

                               OPTIONS OUTSTANDING

                                                         Weighted
                                                          Average
                                                        Remaining      Weighted
Range of                                     Number   Contractual       Average
Exercise                                    Options       Life in      Exercise
Prices                                  Outstanding         Years         Price
--------------------------------------------------------------------------------
$10.52                                        8,000           1.5       $ 10.52
$2.38 to $3.50                               58,000           5.4       $  2.71
$0.75 to $2.20                              253,000           4.5       $  1.93
$0.59 to $0.65                               89,000           4.4       $  0.62
                                            -------
                                            408,000                     $  1.98
                                            =======

                               OPTIONS EXERCISABLE

Range of                                               Number          Weighted
Exercise                                              Options           Average
Prices                                            Exercisable    Exercise Price
--------------------------------------------------------------------------------
$10.52                                                  8,000           $ 10.52
$2.38 to $3.50                                         53,000           $  2.64
$0.75 to $2.20                                        125,000           $  1.70
$0.59 to $0.65                                         89,000           $  0.62
                                                      -------
                                                      275,000           $  1.77
                                                      =======

The following table summarizes options exercisable for stock options outstanding as of December 30, 2000 and January 1, 2000:

                                                       December 30,   January 1,
                                                          2000           2000
--------------------------------------------------------------------------------
Number of options
  exercisable                                             188,000       141,000
Weighted average
  exercise price                                        $    3.34     $    5.11

WARRANTS: The Company has adopted the provisions of SFAS No. 123 in accounting for its warrants issued for financing or services. Accordingly, the expense, if any, applicable to the value of such warrants is recognized as of the date of grant. Such warrants are generally issued to non-employees.

In September 1998, the Company entered into a loan agreement with a lender resulting in gross proceeds to the Company of $3.5 million. In connection with this loan, the Company issued the lender a warrant to purchase 700,000 shares of Common Stock at an adjustable exercise price, which is currently $0.60 per share. The Company also issued to an investment banker associated with this transaction a warrant to purchase 125,000 shares of Common Stock at $2.50 per share. The portion of the gross loan proceeds ascribed to the aforementioned warrants issued in conjunction with this debt financing was $307,000 as determined using the Black-Scholes method.

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

During 2001, 53,750 warrants related to a 1998 financing transaction were exercised resulting in the issuance of 9,768 shares of common stock and 15,000 of warrants from the same financing transaction expired.

All issued warrants are exercisable and expire as follows: 125,000 in 2003; 133,000 in 2004; 700,000 in 2007 and 5,000 in 2009.

COMMON STOCK ISSUED IN SETTLEMENT: In August 1999, the Company settled a lawsuit with a former employee. The settlement included a cash payment of $105,000 and the issuance of 20,000 shares of the Company's Common Stock valued at $12,500. The previously unaccrued portion of this settlement, $74,000, is included in selling, general and administrative expenses for the year ended January 1, 2000.

PREFERRED STOCK: The Company's amended Articles of Incorporation authorize two million shares of Preferred Stock of the Company ("Preferred Stock") which may be issued from time to time in one or more series having such rights, powers, preferences and designations as the Board of Directors may determine. To date no such preferred shares have been issued.

PRIVATE PLACEMENT: In February 1999, the Company sold, in a private placement, 1,030,000 shares of Common Stock at a price of $0.50 per share. The Company paid $31,500 of the proceeds and issued warrants to an investment banker as a placement fee.


NOTE 9.  MAJOR CUSTOMER AND SUPPLIER

MAJOR CUSTOMER: Revenues from one major recycling customer as a percentage of total revenues are as follows:

                                               2001          2000          1999
-------------------------------------------------------------------------------
Revenue percentage:                            29.0%         29.9%         33.1%

As of December 29, 2001, the Company had a receivable from this customer of $1,185,000.

During the three year period ended December 29, 2001, the Company purchased a significant amount of appliances for resale from one supplier. The Company has and is continuing to secure other vendors from which to purchase appliances. However, the loss of this supplier or any appliance supplier could adversely affect Company's operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No changes in or disagreements with accountants have occurred within the two-year period ended December 29, 2001 that required reporting on Form 8-K.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         Information regarding directors and executive officers of the Company is set forth under the headings "Nominees and Information Concerning Officers and Key Employees who are not Directors" and "Section 16 (a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders to be held April 25, 2002, and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

         Information regarding Executive Compensation is set forth under the heading "Executive Compensation and Stock Options Granted and Exercised in Last Fiscal Year" in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders to be held April 25, 2002, and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners and management is set forth under the heading "Common Stock Ownership" in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders to be held April 25, 2002, and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions is set forth under the heading "Nominees and Information Concerning Officers and Key Employees who are not Directors" in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders to be held April 25, 2002, and is incorporated herein by reference.

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

                  McGLADREY & PULLEN, LLP


                  Minneapolis, Minnesota
                  February 15, 2002

                  Schedule II - Valuation and Qualifying Accounts

                                                        Accounts
                                                       Receivable     Inventory
                                                        Allowance     Allowance
                  -------------------------------------------------------------
                  Balance, January 2, 1999              $  18,000     $  40,000
                     Additional allowance                  23,000       235,000
                     Write-offs                           (16,000)           --
                  -------------------------------------------------------------
                  Balance, January 1, 2000              $  25,000     $ 275,000
                     Additional allowance/adjustments      (5,000)      205,000
                     Write-offs                                --      (105,000)
                  -------------------------------------------------------------
                  Balance, December 30, 2000            $  20,000     $ 375,000
                     Additional allowance/adjustments     578,000       359,000
                     Write-offs                          (498,000)     (270,000)
                  -------------------------------------------------------------
                  BALANCE, DECEMBER 29, 2001            $ 100,000     $ 464,000
                  =============================================================

         3.       EXHIBITS

                  See Index to Exhibits on page 37 of this report.

(b)      REPORTS ON FORM 8-K

         The Company filed Form 8-K on October 30, 2001 announcing the contract to become a provider of reverse logistics services for Maytag Corporation.

         The Company filed Form 8-K on October 30, 2001 announcing its third quarter 2001 results.

         The Company filed Form 8-K on November 13, 2001 announcing that it had incorrectly calculated the same-store sales increase percent of its ApplianceSmart outlets in the Company's third quarter earnings release dated October 29, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 19, 2002                  APPLIANCE RECYCLING CENTERS OF
                                         AMERICA, INC.
                                         (Registrant)



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

SIGNATURE                          TITLE                               DATE
---------                          -----                               ----

/s/ Edward R. Cameron       Chairman of the Board, President      March 19, 2002
-----------------------     and Chief Executive Officer
Edward R. Cameron


/s/ Linda A. Koenig         Controller                            March 19, 2002
-----------------------
Linda A. Koenig


/s/ George B. Bonniwell     Director                              March 19, 2002
-----------------------
George B. Bonniwell


/s/ Duane S. Carlson        Director                              March 19, 2002
-----------------------
Duane S. Carlson


/s/ Marvin Goldstein        Director                              March 19, 2002
-----------------------
Marvin Goldstein


/s/ Harry W. Spell          Director                              March 19, 2002
-----------------------
Harry W. Spell

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

        *10.18 Amendment effective April 29, 1999 to 1997 Stock Option Plan [filed as Exhibit 10 to the Company's Form 10-Q for the quarter ended July 3, 1999 (File No. 0-19621) and incorporated herein by reference].

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

         10.22 Updated contract dated January 1, 2001 between Southern California Edison Company and Appliance Recycling Centers of America, Inc. [filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 2001 (File No. 0-19621) and incorporated herein by reference].

        *10.23 Amendment effective April 26, 2001 to 1997 Stock Option Plan [filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 2001 (File No. 0-19621) and incorporated herein by reference].

         10.24 Agreement dated June 12, 2001 between the California Public Utilities Commission and Appliance Recycling Centers of America, Inc. [filed as Exhibit 10.1 to the Company Form 10-Q for the quarter ended June 30, 2001 (File No. 0-19621) and incorporated herein by reference].

         10.25 Agreement dated June 18, 2001 between Spectrum Commercial Services Company and Appliance Recycling Centers of America, Inc. [filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 2001 (File No. 0-19621) and incorporated herein by reference].

         10.26 Agreement dated July 26, 2001 between Spectrum Commercial Services Company and Appliance Recycling Centers of America, Inc. [filed as Exhibit 10.3 to the Company's Form 10-Q for the quarter ended June 30, 2001 (File No. 0-19621) and incorporated herein by reference].

         10.27 Amendment to the line of credit dated August 24, 2001 between Appliance Recycling Centers of America, Inc. and Spectrum Commercial Services, Amendment to General Credit and Security Agreement and Amended and Restated Revolving Note [files as
                  Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 29, 2001 (File No. 0-19621) and incorporated herein by reference].

         10.28 Retail Dealer Sales Agreement dated October 12, 2001 between Appliance Recycling Centers of America, Inc. and Maytag Corporation [filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 29, 2001 (File No. 0-19621) and incorporated herein by reference].

        +10.29 Amendment dated March 7, 2002 to the Agreement between the California Public Utilities Commission and Appliance Recycling Centers of America, Inc.

         +21.1    Subsidiaries of Appliance Recycling Centers of America, Inc.

         +23.1    Consent of McGladrey & Pullen, LLP, Independent Public
                  Accountants.


         * Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(a)3 of this Form 10-K.

         +    Filed herewith.