Form 10-Q
period 2002-03-30
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2002-05-14
CIK 862861

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                               ------------------
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 30, 2002

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

                    YES _X_                            NO

As of May 10, 2002, the number of shares outstanding of the registrant's no par value Common Stock was 2,317,509 shares.

                  APPLIANCE RECYCLING CENTERS of AMERICA, INC.


                                      INDEX


                                                                            Page
PART I.      FINANCIAL INFORMATION                                           No.
                                                                            ----


    Item 1:  Financial Statements:

                 Consolidated Balance Sheets as of
                 March 30, 2002 and December 29, 2001.........................3

                 Consolidated Statements of Operations for the
                 Three Months Ended March 30, 2002 and March 31, 2001.........4

                 Consolidated Statements of Cash Flows for the
                 Three Months Ended March 30, 2002 and March 31, 2001.........5

                 Notes to Consolidated Financial Statements...................6

    Item 2:  Management's Discussion and Analysis
             of Financial Condition and Results of Operations.................8

    Item 3:  Quantitative and Qualitative Disclosure about Market Risk........12


PART II.     OTHER INFORMATION ...............................................13

Appliance Recycling Centers of America, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                                                              (Unaudited)
                                                                                March 30,       December 29,
                                                                             --------------------------------
                                                                                     2002               2001
-------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
    Cash and cash equivalents                                                $  1,658,000       $    506,000
    Accounts receivable, net of allowance of $80,000
    and $100,000, respectively                                                  3,501,000          4,375,000
    Inventories, net of reserves of $518,000 and $464,000, respectively         6,860,000          6,748,000
    Deferred income taxes                                                         576,000            576,000
    Other current assets                                                          176,000            174,000
-------------------------------------------------------------------------------------------------------------
        Total current assets                                                   12,771,000         12,379,000
-------------------------------------------------------------------------------------------------------------
Property and Equipment, at cost
    Land                                                                        2,050,000          2,050,000
    Buildings and improvements                                                  3,845,000          3,779,000
    Equipment                                                                   4,747,000          4,689,000
-------------------------------------------------------------------------------------------------------------
                                                                               10,642,000         10,518,000
    Less accumulated depreciation                                               4,411,000          4,291,000
-------------------------------------------------------------------------------------------------------------
        Net property and equipment                                              6,231,000          6,227,000
-------------------------------------------------------------------------------------------------------------
Other Assets                                                                      280,000            292,000
-------------------------------------------------------------------------------------------------------------
Goodwill, net of amortization of $152,000 (Note 4)                                 38,000             38,000
-------------------------------------------------------------------------------------------------------------
        Total assets                                                         $ 19,320,000       $ 18,936,000
=============================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Line of credit                                                           $  4,300,000       $  4,708,000
    Current maturities of long-term obligations                                   972,000            401,000
    Accounts payable                                                            2,721,000          1,960,000
    Accrued expenses (Note 2)                                                   1,237,000          1,365,000
    Income taxes payable                                                          769,000            757,000
-------------------------------------------------------------------------------------------------------------
        Total current liabilities                                               9,999,000          9,191,000
Long-Term Obligations, less current maturities                                  3,615,000          4,280,000
Deferred Income Tax Liabilities                                                    68,000             68,000
-------------------------------------------------------------------------------------------------------------
        Total liabilities                                                      13,682,000         13,539,000
-------------------------------------------------------------------------------------------------------------
Shareholders' Equity
    Common stock, no par value; authorized 10,000,000
        shares; issued and outstanding 2,318,000 and 2,297,000
        shares, respectively                                                   11,363,000         11,360,000
    Accumulated deficit                                                        (5,725,000)        (5,963,000)
-------------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                              5,638,000          5,397,000
-------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity                           $ 19,320,000       $ 18,936,000
=============================================================================================================

                 See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                                     Three Months Ended
                                                                                March 30,          March 31,
                                                                             --------------------------------
                                                                                     2002               2001
-------------------------------------------------------------------------------------------------------------
Revenues
    Retail                                                                   $  7,337,000       $  4,728,000
    Recycling                                                                   4,100,000          2,866,000
    Byproduct                                                                     262,000            170,000
-------------------------------------------------------------------------------------------------------------
    Total revenues                                                             11,699,000          7,764,000
Cost of Revenues                                                                7,725,000          4,610,000
-------------------------------------------------------------------------------------------------------------
    Gross profit                                                                3,974,000          3,154,000
Selling, General and Administrative Expenses                                    3,319,000          2,390,000
-------------------------------------------------------------------------------------------------------------
    Operating income                                                              655,000            764,000
Other Income (Expense)
    Other income                                                                    7,000             21,000
    Interest expense                                                             (265,000)          (240,000)
-------------------------------------------------------------------------------------------------------------
    Income before provision for income taxes                                      397,000            545,000
Provision for Income Taxes                                                        159,000            229,000
-------------------------------------------------------------------------------------------------------------
    Net income                                                               $    238,000       $    316,000

=============================================================================================================

Basic Earnings per Common Share                                              $       0.10       $       0.14

Diluted Earnings per Common Share                                            $       0.07       $       0.11

=============================================================================================================

Weighted Average Number of Common Shares Outstanding:
    Basic                                                                       2,311,000          2,287,000
    Diluted                                                                     3,310,000          2,863,000

=============================================================================================================

                 See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                 Three Months Ended
                                                                            March 30,          March 31,
                                                                        ---------------------------------
                                                                                 2002               2001
---------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
    Net income                                                           $    238,000       $    316,000
    Adjustments to reconcile net income to net
        cash provided by (used in) operating activities:
    Depreciation and amortization                                             133,000            101,000
    Accretion of long-term debt discount                                       12,000             11,000
    Changes in current assets and liabilities:
            Receivables                                                       874,000         (1,195,000)
            Inventories                                                      (112,000)            (6,000)
            Other assets                                                       (2,000)           (78,000)
            Accounts payable                                                  761,000            611,000
            Accrued expenses                                                 (128,000)            15,000
            Unrealized gain on building sale                                       --            (18,000)
            Income taxes payable                                               12,000           (326,000)
--------------------------------------------------------------------------------------------------------
                Net cash provided by (used in) operating activities         1,788,000           (569,000)
--------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
    Purchases of property and equipment                                      (123,000)          (349,000)
--------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
    Net borrowings (payments) under line of credit                           (408,000)         1,188,000
    Proceeds from long-term obligations                                            --            142,000
    Payments on long-term obligations                                        (105,000)           (79,000)
--------------------------------------------------------------------------------------------------------
                Net cash provided by (used in) financing activities          (513,000)         1,251,000
--------------------------------------------------------------------------------------------------------
    Increase in cash and cash equivalents                                   1,152,000            333,000
Cash and Cash Equivalents
    Beginning                                                                 506,000            302,000
--------------------------------------------------------------------------------------------------------
    Ending                                                               $  1,658,000       $    635,000
=========================================================================================================
Supplemental Disclosures of Cash Flow Information
    Cash payments for:
            Interest                                                     $    254,000       $    230,000
            Income taxes                                                      147,000            555,000
=========================================================================================================

                 See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1. Financial Statements - In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company and its subsidiaries as of March 30, 2002 and the results of operations and its cash flows for the three-month periods ended March 30, 2002 and March 31, 2001. The results of operations for any interim period are not necessarily indicative of the results for the year. These interim consolidated financial statements should be read in conjunction with the Company's annual consolidated financial statements and related notes in the Company's Annual Report on Form 10-K for the year ended December 29, 2001.

         Certain information and footnote disclosures included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

2.       Accrued Expenses

         Accrued expenses were as follows:

                                               March 30,      December 29,
                                                    2002              2001
                                           -------------      ------------
               Compensation                $     459,000      $    493,000
               Warranty                          146,000           225,000
               Other                             632,000           647,000
                                           -------------      ------------
                                           $   1,237,000      $  1,365,000
                                           =============      ============

3.       Earnings per Share

         Basic per share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless their effect is antidilutive, thereby reducing the loss or increasing the income per common share.

         In arriving at diluted weighted-average shares and per share amounts for the three months ending March 30, 2002 and March 31, 2001, options and warrants with exercise prices below average market prices for the respective fiscal quarters in which they were dilutive were included using the treasury stock method.

4.       Accounting Standards Recently Adopted and Not Yet Adopted

         Recently Adopted:

         Effective December 31, 2001, the Company adopted FASB Statement No. 141, Business Combinations which eliminates the pooling method of accounting for business combinations and Statement No. 142, Goodwill and Other Intangible Assets which eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life and requires, at a minimum, annual impairment tests of goodwill and other intangible assets that are determined to have an indefinite life. The adoption of these new standards resulted in no amortization of the Company's goodwill ($38,000) for the three months ended March 30, 2002.

         Not Yet Adopted:

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

         In August 2001, the FASB issued Statement 144, Accounting for Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company has not yet completed its full assessment of the effect of this new standard on its financial statements but believes its impact will not be significant. The Statement will be effective for the Company's fiscal year ending December 2002.

5.       Critical Accounting Policies

         As a matter of policy, the Company reviews its major assets for impairment. The Company's major operating assets are accounts receivable, inventories, and property and equipment. The reserve for doubtful accounts of $80,000 should be adequate for any exposure to loss in the Company's March 30, 2002 accounts receivable. The Company has also established reserves for slow moving and obsolete inventories and believes the reserve of $518,000 is adequate. The Company depreciates its property and equipment over their estimated useful lives and has not identified any items that are impaired as of March 30, 2002. The Company evaluated the realizability of its deferred tax assets and tax attributes and has provided a valuation allowance primarily for net operating loss and tax credit carryovers for which the use is subject to limitation. The Company has significant options and warrants outstanding and utilizes relevant market and other valuation information relative to accounting for and reporting equity transactions.

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

RESULTS OF OPERATIONS

         The Company generates revenues from three sources: retail, recycling and byproduct. Retail revenues are sales of appliances, warranty and service revenue and delivery fees. Recycling revenues are fees charged for the disposal of appliances. Byproduct revenues are sales of scrap metal and reclaimed chlorofluorocarbons ("CFC's") generated from processed appliances. The Company is managed as a unit and does not measure profit or loss separately for its three primary revenue sources. Therefore, the Company believes that it has one operating segment.

         Total revenues for the three months ended March 30, 2002 were $11,699,000 compared to $7,764,000 for the three months ended March 31, 2001, an increase of 51%. Retail revenues for the three months ended March 30, 2002 were $7,337,000 compared to $4,728,000 for the three months ended March 31, 2001, an increase of 55%. Same-store retail sales increased 13% (a sales comparison of five stores that were open the entire first three months of both 2002 and 2001). The increase in retail revenues was primarily due to an increase in special buy appliance sales as a result of operating three additional stores during the first quarter of 2002 compared to the same period in the previous year. Special buy appliances include manufacturer closeouts, factory over-runs, floor samples, returned or exchanged items and scratch and dent appliances. The Company continues to purchase appliances from three manufacturers, Whirlpool Corporation, Maytag Corporation and Frigidaire. There are no minimum purchase requirements with any of these manufacturers. The Company believes purchases from these three manufacturers will provide an adequate supply of high-quality appliances for its retail outlets; however, there is a risk that one or more of these sources could be lost.

         Currently, the Company has ten retail locations. The Company opened a store in March 2002 in the Columbus, Ohio market. The Company plans to open two or three additional stores later this year in existing markets. The Company experiences seasonal fluctuations and expects retail sales to be higher in the second and third calendar quarters than in the first and fourth calendar quarters, reflecting consumer purchasing cycles.

         Recycling revenues increased to $4,100,000 in the three months ended March 30, 2002 from $2,866,000 for the same period of 2001, an increase of 43%. The increase in recycling revenues is primarily due to an increase in the recycling volumes principally related to the Company's contract ("the Appliance Early Retirement and Recycling Program") with the California Public Utilities Commission ("CPUC") offset by a decrease in the recycling volume related to the contract with Southern California Edison Company ("Edison"). The California regulatory authorities have approved a statewide recycling program for 2002 that will be administered by Edison. The Company is currently in contract negotiations with Edison.

         The Appliance Early Retirement and Recycling Program is a refrigerator/freezer/room air conditioner recycling program that operates in San Diego and surrounding areas, a six county region in California's Central Valley, including the cities of Fresno and Stockton and the seven county Bay Area, including San Francisco. The program began in June 2001 and runs through August 31, 2002. The Company is responsible for advertising the program.

         The recent energy crisis in California has not had a material adverse effect on the Company's operations. However, there can be no assurance that it will not have an adverse effect in the future if Edison or the CPUC is unable to perform under the terms of its contracts with the Company.

         Byproduct revenues increased to $262,000 in the three months ended March 30, 2002 from $170,000 in the same period of 2001. The increase was primarily due to an increase in the volume of CFCs and scrap metal from the California recycling operations offset by a decrease in CFC prices.

         Gross profit as a percentage of total revenues decreased to 34.0% for the three months ended March 30, 2002 from 40.6% for the three months ended March 31, 2001. The decrease was primarily due to higher recycling costs related to the recycling programs offset by slightly higher gross margin in sales of special buy appliances. Gross profit as a percentage of total revenues for future periods can be affected favorably or unfavorably by numerous factors, including the mix of retail products sold, the prices at which product is purchased from the three manufacturers, the volume of appliances recycled from the expected Edison contract and the current CPUC contract, and the price and volume of byproduct revenues. The Company believes that gross profit as a percentage of total revenues for the year will approximate the gross profit as a percentage of total revenues of the first quarter of 2002.

         Selling, general and administrative expenses for the three months ended March 30, 2002 increased by $929,000 or 38.9% from the same period in 2001. Selling expenses for the three months ended March 30, 2002 increased by $584,000 or 45.7% from the same period in 2001. The increase in selling expenses was primarily due to the expenses for the opening of one store during the first quarter of 2002 and operating two additional stores in the first quarter of 2002 compared to the same period in the previous year. General and administrative expenses for the three months ended March 30, 2002 increased by $345,000 or 31.1% from the same period in 2001. The increase in general and administrative expense was primarily due to an increase in personnel costs related to the recycling programs and Company retail growth.

         Interest expense was $265,000 for the three months ended March 30, 2002 compared to $240,000 for the same period in 2001. The increase was due to a higher minimum interest amount in the three months ended March 30, 2002 than in the same period in 2001.

         The Company recorded a provision for income taxes of $159,000 for the three months ended March 30, 2002 compared to $229,000 for the three months ended March 31, 2001. This decrease was due to both lesser pre-tax income and a lower effective tax rate for the three months ended March 30, 2002 compared to the same period in the prior year.

         The Company has net operating loss carryovers and credit carryforwards of approximately $7 million at March 30, 2002, which may be available to reduce taxable income and in turn income taxes payable in future years. However, future utilization of these loss and credit carryforwards is subject to certain significant limitations under provisions of the Internal Revenue Code including limitations subject to Section 382, which relate to a 50 percent change in control over a three-year period, and are further dependent upon the Company maintaining profitable operations. The Company believes that the issuance of Common Stock during 1999 resulted in an "ownership change" under Section 382. Accordingly, the Company's ability to use net operating loss carryforwards generated prior to February 1999 may be limited to approximately $56,000 per year or less than $1 million through 2018.

         At March 30, 2002, the Company had recorded cumulative valuation allowances of approximately $2,998,000 against its net deferred tax assets due to the uncertainty of their realization. The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to become available to reduce taxable income.

         The Company recorded net income of $238,000 or $.07 per diluted share for the three months ended March 30, 2002 compared to $316,000 or $.11 per diluted share for the same period of 2001. The decrease in the net income was due to a decrease in the gross profit percentage offset by a decrease in selling, general and administrative expenses as a percentage of total revenues.


LIQUIDITY AND CAPITAL RESOURCES

         At March 30, 2002, the Company had working capital of $2,772,000 compared to $3,188,000 at December 29, 2001. Cash and cash equivalents increased to $1,658,000 at March 30, 2002 from $506,000 at December 29, 2001. Net cash provided by operating activities was $1,788,000 for the three months ended March 30, 2002 compared to net cash used in operating activities of $569,000 in the same period of 2001. The cash provided by operating activities for the quarter was primarily due to a decrease in accounts receivable and an increase in accounts payable.

         The Company's capital expenditures for the three months ended March 30, 2002 and March 31, 2001 were approximately $123,000 and $349,000, respectively. The 2002 capital expenditures were primarily related to leasehold improvements for the retail store opened in March 2002. The 2001 capital expenditures were primarily related to the continued upgrade of computer systems and the purchase of equipment related to the refrigerator recycling operation.

         As of March 30, 2002, the Company had a $10.0 million line of credit with a lender. The interest rate on the line as of March 30, 2002 was 5.75%. The amount of borrowings available under the line of credit is based on a formula using receivables and inventories. The line of credit has a stated maturity date of August 30, 2004 and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time. The line of credit is secured by substantially all the Company's assets and requires minimum monthly interest payments of $37,500 regardless of the outstanding principal balance. The lender also has an inventory repurchase agreement with Whirlpool Corporation that secures the line of credit. The line requires that the Company meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt the Company can incur, limits the amount of spending on fixed assets and limits payments of dividends. At March 30, 2002, the Company had unused borrowing capacity of $526,000.

         A summary of our contractual cash obligations at March 30, 2002 is as follows:

                               ----------------------------------------------------------------------------------
       (in thousands)                                       PAYMENTS DUE BY PERIOD
       ---------------------------------------------------------------------------------------------------------
       CONTRACTUAL                 TOTAL           2002        2003        2004        2005      2006      2007
       OBLIGATIONS                          2, 3, 4 QTR
       ---------------------------------------------------------------------------------------------------------
       Long-term debt,
       including interest        $ 6,300         $  803      $1,460      $1,250      $2,784      $  3      $ --
       ---------------------------------------------------------------------------------------------------------
       Operating leases          $ 6,427         $1,528      $1,510      $1,309      $1,317      $585      $178
       ---------------------------------------------------------------------------------------------------------
       Total contractual
       Cash obligations          $12,727         $2,331      $2,970      $2,559      $4,101      $588      $178
       ---------------------------------------------------------------------------------------------------------

         We also have a commercial commitment as described below:

       ---------------------------------------------------------------------------------------------------------
            OTHER COMMERCIAL             TOTAL AMOUNT             OUTSTANDING AT          DATE OF EXPIRATION
               COMMITMENT                  COMMITTED                 3/30/02
       ---------------------------------------------------------------------------------------------------------
             Line of credit               $10,000,000               $4,300,000             August 30, 2004
       ---------------------------------------------------------------------------------------------------------

         We believe that our cash balance, availability under our line of credit, if needed, and anticipated cash flows from operations will be adequate to fund our cash requirements for fiscal 2002.

         The recent energy crisis in California has not had a material adverse effect on the Company's operations. However, there can be no assurance that it will not have an adverse effect in the future if Edison or the CPUC is unable to perform under the terms of its contracts with the Company.

         The Company believes, based on the anticipated revenues from the expected Edison contract and the current CPUC contract, anticipated sales per retail store and anticipated gross profit, that its cash balance, anticipated funds generated from operations and its current line of credit, will be sufficient to finance its operations and capital expenditures through December 2002. The Company's total capital requirements for 2002 will depend on, among other things as discussed below, the recycling volumes generated from the expected Edison program and the current CPUC program in 2002 and the number and size of retail stores operating during the fiscal year. Currently, the Company has three recycling centers and ten retail stores in operation. If revenues are lower than anticipated or expenses are higher than anticipated, the Company may require additional capital to finance operations. Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (common or preferred stock) or other securities. There can be no assurance that such additional sources of financing will be available or available on terms satisfactory to the Company or permitted by the Company's current lenders.

FORWARD-LOOKING STATEMENTS

         Statements contained in this quarterly report regarding the Company's future operations, performance and results, and anticipated liquidity are forward-looking and therefore are subject to certain risks and uncertainties, including, but not limited to, those discussed herein. Any forward-looking information regarding the operations of the Company will be affected primarily by the Company's continued ability to purchase product from Whirlpool, Maytag and Frigidaire at acceptable prices and the ability and timing of Edison to deliver units under its expected contract with the Company and the ability and timing of the CPUC to deliver units under its contract with the Company. In addition, any forward-looking information will also be affected by the ability of individual retail stores to meet planned revenue levels, the rate of sustainable growth in the number of retail stores, the speed at which individual retail stores reach profitability, costs and expenses being realized at higher than expected levels, the Company's ability to secure an adequate supply of special buy and used appliances for resale and the continued availability of the Company's current line of credit.

PART I: ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
--------------------------------------------------------------------------------

MARKET RISK AND IMPACT OF INFLATION

         The Company does not believe there is any significant risk related to interest rate fluctuations on its long-term debt since it has fixed rates. However, there is interest rate risk on the line of credit since its interest is based on the prime rate. Also, the Company believes that inflation has not had a material impact on the results of operations for the three-month period ended March 30, 2002. However, there can be no assurance that future inflation will not have an adverse impact on the Company's operating results and financial conditions.

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

ITEM 2 -   CHANGES IN SECURITIES AND USE OF PROCEEDS - None

ITEM 3 -   DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4 -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On April 25, 2002, the Company held its Annual Meeting of Shareholders. At the meeting, Edward R. Cameron, Duane S. Carlson, Harry W. Spell, Marvin Goldstein and George B. Bonniwell were elected as directors for 2002. The shareholders also approved an amendment to the Company's Restated 1997 Stock Option Plan and ratified the appointment of McGladrey & Pullen, LLP as independent auditors for the fiscal year ending December 28, 2002.

ITEM 5 -   OTHER INFORMATION - None

ITEM 6 -   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit 10.1 - Amendment to the line of credit dated April 11, 2002 between Appliance Recycling Centers of America, Inc. and Spectrum Commercial Services, Amendment to General Credit and Security Agreement and Amended Guarantor Acknowledgement.

     (b) Exhibit 10.2 - Amendment effective April 25, 2002 to 1997 Stock Option Plan.

     (c) The Company filed Form 8-K on February 22, 2002 announcing that it will open a 30,000 square foot ApplianceSmart outlet on March 15, 2002 in a retail complex in southeastern Columbus, Ohio.

           The Company filed Form 8-K on March 7, 2002 announcing its 2001 operating results.

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



                                    Appliance Recycling Centers of America, Inc.
                                    --------------------------------------------
                                    Registrant





Date: May 10, 2002                  /s/Edward R. Cameron
                                    --------------------------------------------
                                    Edward R. Cameron
                                    President




Date: May 10, 2002                  /s/Linda Koenig
                                    --------------------------------------------
                                    Linda Koenig
                                    Controller