Form 10-Q
period 2002-06-29
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2002-08-13
CIK 862861

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               -----------------


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 2002

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

                    YES    __X__                 NO _____

As of August 9, 2002, the number of shares outstanding of the registrant's no par value common stock was 2,321,890 shares.

                  APPLIANCE RECYCLING CENTERS OF AMERICA, INC.



                                      INDEX




PART I.    FINANCIAL INFORMATION                                        Page No.
                                                                        --------

  Item 1:  Financial Statements:

           Consolidated Balance Sheets as of
           June 29, 2002 and December 29, 2001..............................3

           Consolidated Statements of Operations for the
           Three and Six Months Ended June 29, 2002 and June 30, 2001.......4

           Consolidated Statements of Cash Flows for the
           Six Months Ended June 29, 2002 and June 30, 2001.................5

           Notes to Consolidated Financial Statements.......................6

  Item 2:  Management's Discussion and Analysis
           of Financial Condition and Results of Operations.................8

  Item 3:  Quantitative and Qualitative Disclosure about Market Risk ......14

PART II.   OTHER INFORMATION ..............................................14

Appliance Recycling Centers of America, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                                                                 June 29,       December 29,
                                                                                     2002               2001
                                                                              (Unaudited)
------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
    Cash and cash equivalents                                                $    782,000       $    506,000
    Accounts receivable, net of allowance of $27,000 and $100,000,
    respectively                                                                5,134,000          4,375,000
    Inventories, net of reserves of $680,000 and $464,000, respectively         7,183,000          6,748,000
    Deferred income taxes                                                         576,000            576,000
    Other current assets                                                          359,000            174,000
------------------------------------------------------------------------------------------------------------
        Total current assets                                                   14,034,000         12,379,000
------------------------------------------------------------------------------------------------------------
Property and Equipment, at cost
    Land                                                                        2,050,000          2,050,000
    Buildings and improvements                                                  3,875,000          3,779,000
    Equipment                                                                   4,807,000          4,689,000
------------------------------------------------------------------------------------------------------------
                                                                               10,732,000         10,518,000
    Less accumulated depreciation                                               4,538,000          4,291,000
------------------------------------------------------------------------------------------------------------
        Net property and equipment                                              6,194,000          6,227,000
------------------------------------------------------------------------------------------------------------
Other Assets                                                                      258,000            292,000
Goodwill, net of amortization of $152,000 (Note 4)                                 38,000             38,000
------------------------------------------------------------------------------------------------------------
        Total assets                                                         $ 20,524,000       $ 18,936,000
============================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Line of credit                                                           $  4,573,000       $  4,708,000
    Current maturities of long-term obligations                                   964,000            401,000
    Accounts payable                                                            2,999,000          1,960,000
    Accrued expenses (Note 2)                                                   1,014,000          1,365,000
    Income taxes payable                                                        1,204,000            757,000
------------------------------------------------------------------------------------------------------------
        Total current liabilities                                              10,754,000          9,191,000
Long-Term Obligations, less current maturities                                  3,527,000          4,280,000
Deferred income tax liabilities                                                    68,000             68,000
------------------------------------------------------------------------------------------------------------
        Total liabilities                                                      14,349,000         13,539,000
------------------------------------------------------------------------------------------------------------
Shareholders' Equity
    Common stock, no par value; authorized 10,000,000
        shares; issued and outstanding 2,322,000 and 2,297,000
        shares, respectively                                                   11,364,000         11,360,000
    Accumulated deficit                                                        (5,189,000)        (5,963,000)
------------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                              6,175,000          5,397,000
------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity                           $ 20,524,000       $ 18,936,000
============================================================================================================

                 See Notes to Consolidated Financial Statements

Appliance Recycling Centers of America, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                          Three Months Ended                   Six Months Ended
                                                      June 29,          June 30,          June 29,          June 30,
                                                          2002              2001              2002              2001
--------------------------------------------------------------------------------------------------------------------
Revenues
     Retail                                       $  7,145,000      $  4,940,000      $ 14,482,000      $  9,668,000
     Recycling                                       4,204,000         4,885,000         8,304,000         7,751,000
     Byproduct                                         385,000           270,000           647,000           440,000
--------------------------------------------------------------------------------------------------------------------
     Total revenues                                 11,734,000        10,095,000        23,433,000        17,859,000
Cost of Revenues                                     7,245,000         6,164,000        14,970,000        10,774,000
--------------------------------------------------------------------------------------------------------------------
     Gross profit                                    4,489,000         3,931,000         8,463,000         7,085,000
Selling, General and Administrative Expenses         3,339,000         3,009,000         6,658,000         5,399,000
--------------------------------------------------------------------------------------------------------------------
     Operating income                                1,150,000           922,000         1,805,000         1,686,000
Other Income (Expense)
     Other income                                       10,000            26,000            17,000            47,000
     Interest expense                                 (263,000)         (270,000)         (528,000)         (510,000)
--------------------------------------------------------------------------------------------------------------------
     Income before provision for income taxes          897,000           678,000         1,294,000         1,223,000
Provision for Income Taxes                             360,000           285,000           519,000           514,000
--------------------------------------------------------------------------------------------------------------------
     Net income                                   $    537,000      $    393,000      $    775,000      $    709,000

====================================================================================================================

     Basic Earnings per Common Share              $       0.23      $       0.17      $       0.33      $       0.31

     Diluted Earnings per Common Share            $       0.16      $       0.13      $       0.23      $       0.24
====================================================================================================================

Weighted Average Number of Common Shares
Outstanding:

     Basic                                           2,320,000         2,287,000         2,316,000         2,287,000

     Diluted                                         3,291,000         2,957,000         3,303,000         2,910,000

====================================================================================================================

                See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                Six Months Ended
                                                                           June 29,           June 30,
                                                                               2002               2001
------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
     Net income                                                        $    775,000       $    709,000
     Adjustments to reconcile net income to net
         cash provided by (used in) operating activities:
     Depreciation and amortization                                          269,000            215,000
     Accretion of long-term debt discount                                    22,000             22,000
     Deferred gain on building sale recognized                                   --            (36,000)
     Changes in assets and liabilities:
         Receivables                                                       (759,000)        (2,881,000)
         Inventories                                                       (435,000)          (794,000)
         Other assets                                                      (174,000)          (201,000)
         Accounts payable                                                 1,039,000          1,511,000
         Accrued expenses                                                  (351,000)           (65,000)
         Income taxes payable                                               447,000           (295,000)
------------------------------------------------------------------------------------------------------
              Net cash provided by (used in) operating activities           833,000         (1,815,000)
------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
     Purchase of property and equipment                                    (214,000)          (515,000)
------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
     Net borrowings (payments) under line of credit                        (135,000)         2,597,000
     Proceeds from long-term obligations                                         --            142,000
     Proceeds from issuance of common stock                                   4,000                 --
     Payments on long-term obligations                                     (212,000)          (165,000)
------------------------------------------------------------------------------------------------------
              Net cash provided by (used in) financing activities          (343,000)         2,574,000
------------------------------------------------------------------------------------------------------
              Increase in cash and cash equivalents                         276,000            244,000
Cash and Cash Equivalents
     Beginning                                                              506,000            302,000
======================================================================================================
     Ending                                                            $    782,000       $    546,000
======================================================================================================
Supplemental Disclosures of Cash Flow Information
         Cash payments for:
              Interest                                                 $    505,000       $    489,000
              Income taxes                                             $    194,000       $    808,000

======================================================================================================

                See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.      Financial Statements
        --------------------
        In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company and its subsidiaries as of June 29, 2002, and the results of operations for the three-month and six-month periods ended June 29, 2002 and June 30, 2001 and its cash flows for the six-month periods ended June 29, 2002 and June 30, 2001. The results of operations for any interim period are not necessarily indicative of the results for the year. These interim consolidated financial statements should be read in conjunction with the Company's annual consolidated financial statements and related notes in the Company's Annual Report on Form 10-K for the year ended December 29, 2001.

        Certain information and footnote disclosures included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been therefore condensed or omitted.

2.      Accrued Expenses
        ----------------
        Accrued expenses were as follows:

                                          June 29,      December 29,
                                              2002              2001
                                        ----------      ------------
               Compensation             $  384,000        $  493,000
               Warranty                    132,000           225,000
               Other                       498,000           647,000
                                        ----------        ----------
                                        $1,014,000        $1,365,000
                                        ==========        ==========

3.      Earnings per Share
        ------------------
        Basic per share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless their effect is antidilutive, thereby reducing the loss or increasing the income per common share.

        In arriving at diluted weighted-average shares and per share amounts for the three and six months ended June 29, 2002 and June 30, 2001, options and warrants with exercise prices below average market prices for the respective fiscal quarters in which they were dilutive were included using the treasury stock method.

4.      Accounting Standards Recently Adopted and Not Yet Adopted
        ---------------------------------------------------------
        Recently Adopted:
        Effective December 30, 2001, the Company adopted FASB Statement No. 141, Business Combinations which eliminates the pooling method of accounting for business combinations and Statement No. 142, Goodwill and Other

        Intangible Assets which eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life and requires, at a minimum, annual impairment tests of goodwill and other intangible assets that are determined to have an indefinite life. The adoption of these new standards resulted in no amortization of the Company's goodwill ($38,000) for the six months ended June 29, 2002.

        Effective December 30, 2001, the Company adopted Statement 144, Accounting for Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of this statement had no impact on the Company's financial statements.

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

5.      Critical Accounting Policies
        ----------------------------
        As a matter of policy, the Company reviews its major assets for impairment. The Company's major operating assets are accounts receivable, inventories, and property and equipment. The reserve for doubtful accounts of $27,000 should be adequate for any exposure to loss in the Company's June 29, 2002 accounts receivable. The Company has also established reserves for slow moving and obsolete inventories and believes the reserve of $680,000 is adequate. The Company depreciates its property and equipment over their estimated useful lives and has not identified any items that are impaired as of June 29, 2002. The Company has established an accrual for warranty expense for future service expense and believes that the accrual of $132,000 is adequate. The Company evaluated the realizability of its deferred tax assets and tax attributes and has provided a valuation allowance primarily for net operating loss and tax credit carryovers for which the use is subject to limitation. The Company has significant options and warrants outstanding and utilizes relevant market and other valuation information relative to accounting for and reporting equity transactions.

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

RESULTS OF OPERATIONS
---------------------

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

        Total revenues for the three and six months ended June 29, 2002 were $11,734,000 and $23,433,000, respectively, compared to $10,095,000 and
        $17,859,000 for the same periods in the prior year, increases of 16% and 31%, respectively.

        Retail sales accounted for approximately 61% of revenues in the second quarter of 2002. Retail revenues for the three and six months ended June 29, 2002 increased by $2,205,000 or 45% and $4,814,000 or 50%, respectively, from the same periods in the prior year. Second quarter same-store retail sales increased 10% (a sales comparison of seven stores that were open the entire second quarters of both 2002 and 2001). The increase in retail sales was primarily due to an increase in sales of new in the box product due to additional purchases of new product and an increase in special buy sales as a result of operating two additional stores during the three and six months ended June 29, 2002 compared to the same periods in the previous year. Special buy appliances include manufacturer closeouts, factory over-runs, floor samples, returned or exchanged items and scratch and dent appliances. The Company continues to purchase appliances from three manufacturers, Whirlpool Corporation, Maytag Corporation and Frigidaire. There are no minimum purchase requirements with any of these manufacturers. The Company believes purchases from these three manufacturers will provide an adequate supply of high-quality appliances for its retail outlets; however, there is a risk that one or more of these sources could be lost.

        In July 2002, the Company signed an agreement with Whirlpool Corporation. The terms of the agreement are basically unchanged from the previous agreement.

---------------------------------

        Currently, the Company has ten retail locations. The Company plans to open one or two additional stores later this year in existing markets. The Company experiences seasonal fluctuations and expects retail sales to be higher in the second and third calendar quarters than in the first and fourth calendar quarters, reflecting consumer purchasing cycles.

        Recycling revenues for the three and six months ended June 29, 2002 decreased by $681,000 or 14% and increased by $553,000 or 7%, respectively, from the same periods in the prior year. The decrease in the second quarter of 2002 in recycling revenues was primarily due to a decrease in refrigerator recycling volumes related to the contract with Southern California Edison Company ("Edison") offset by an increase in the recycling volume related to the Company's contract ("the Appliance Early Retirement and Recycling Program") with the California Public Utilities Commission ("CPUC"). The slight increase in the six months ended June 29, 2002 in recycling revenues was primarily due to an increase in total recycling volumes from all the various recycling contracts in California. The Company had been recycling appliances for Edison under an extension of Edison's 2001 Residential Recycling Program. In July 2002, the Company signed a contract in support of California's Statewide Residential Recycling Program for 2002 to be administered by Edison. This contract was effective April 1, 2002 and continues to December 31, 2002. Recycling services for this statewide program include customers of Edison, Pacific Gas and Electric ("PG&E") and San Diego Gas and Electric ("SDG&E"). The Company is responsible for advertising in the PG&E and SDG&E areas only. Edison is responsible for advertising in the Edison area.

        The Appliance Early Retirement and Recycling Program is a refrigerator/freezer/room air conditioner recycling program that operates in San Diego and surrounding areas, a six county region in California's Central Valley, including the cities of Fresno and Stockton and the seven county Bay Area, including San Francisco. The program began in June 2001 and will be completed in August 2002. The Company is responsible for advertising the program.

        The energy crisis in California has not had a material adverse effect on the Company's operations. However, there can be no assurance that it will not have an adverse effect in the future if Edison or the CPUC is unable to perform under the terms of its contracts with the Company.

        Byproduct revenues for the three and six months ended June 29, 2002 increased to $385,000 and $647,000 from $270,000 and $440,000, respectively, from the same periods of 2001. The increases were primarily due to an increase in the volume of CFCs and an increase in scrap metal prices offset by a decrease in CFC prices.

---------------------------------

        Gross profit as a percentage of total revenues for the three and six months ended June 29, 2002 decreased slightly to 38% and 36%, respectively, from 39% and 40%, respectively, for the three and six months ended June 30, 2001. The slight decreases were primarily due to higher recycling costs related to the recycling programs offset by higher gross margin in sales of special buy appliances. Gross profit as a percentage of total revenues for future periods can be affected favorably or unfavorably by numerous factors, including the volume of appliances recycled from the Edison contracts and the CPUC contract, the mix of retail product sold during the period and the price and volume of byproduct revenues. The Company believes that gross profit as a percentage of total revenues for the year will be slightly less than the gross profit as a percentage of total revenues for the first six months of this year.

        Selling, general and administrative expenses for the three and six months ended June 29, 2002 increased by $330,000 or 11% and $1,259,000 or 23%, respectively, from the same periods in 2001. Selling expenses for the three and six months ended June 29, 2002 increased by $479,000 or 34% and $1,074,000 or 40%, respectively, from the same periods in 2001. The increases in selling expenses were primarily due to the expenses of opening one store during the first quarter of 2002 and operating two additional stores in 2002 as compared to the same periods in the previous year. General and administrative expenses for the three and six months ended June 29, 2002 decreased by $149,000 or 9% and increased by $185,000 or 7%, respectively, from the same periods in 2001. The decrease in general and administrative expenses for the second quarter of 2002 was primarily due to a decrease in customer service related costs related to the recycling programs. The increase in general and administrative expenses for the six months ended June 29, 2002 was primarily due to personnel costs related to the Company's retail growth.

        Interest expense was $263,000 for the three months and $528,000 for the six months ended June 29, 2002 compared to $270,000 and $510,000 for the same periods in 2001. The decrease in interest expense for the second quarter of 2002 compared to the same period in the prior year was due to a lower average borrowed amount and a lower effective interest rate on the line of credit offset by a higher minimum interest amount. The increase in interest expense for the six months ended June 29, 2002 compared to the prior year was due to higher minimum interest amount.

        The Company recorded a provision for income taxes for the three and six months ended June 29, 2002 of $360,000 and $519,000, respectively, compared to $285,000 and $514,000 in same periods in 2001. The increase was due to greater pre-tax income partially offset by a lower effective tax rate for the three and six months ended June 29, 2002 compared to the same periods in the prior year.

---------------------------------

        The Company has net operating loss carryovers and credit carryforwards of approximately $7 million at June 29, 2002, which may be available to reduce taxable income and in turn income taxes payable in future years. However, future utilization of these loss and credit carryforwards is subject to certain significant limitations under provisions of the Internal Revenue Code including limitations subject to Section 382, which relate to a 50 percent change in control over a three-year period, and are further dependent upon the Company maintaining profitable operations. The Company believes that the issuance of Common Stock during 1999 resulted in an "ownership change" under Section 382. Accordingly, the Company's ability to use net operating loss carryforwards generated prior to February 1999 is limited to approximately $56,000 per year or less than $1 million through 2018.

        At June 29, 2002, the Company had recorded cumulative valuation allowances of approximately $2,998,000 against its net deferred tax assets due to the uncertainty of their realization. The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to become available to reduce taxable income.

        The Company recorded net income of $537,000 or $.16 per diluted share and $775,000 or $.23 per diluted share for the three months and six months ended June 29, 2002, respectively, compared to net income of $393,000 or $.13 per diluted share and $709,000 or $.24 per diluted share in the same periods of 2001. The increases in net income for the three and six months ended June 29, 2002 compared to the same periods in the previous year were primarily due to higher revenues and gross profit percentage decreasing slightly offset by selling, general and administrative expenses as a percentage of revenues decreasing slightly for the three and six months ended June 29, 2002 compared to the same periods in the previous year.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

        At June 29, 2002, the Company had working capital of $3,280,000 compared to $3,188,000 at December 29, 2001. Cash and cash equivalents increased to $782,000 at June 29, 2002 from $506,000 at December 29, 2001. Net cash provided by operating activities was $833,000 for the six months ended June 29, 2002 compared to net cash used in operating activities of $1,815,000 in the same period of 2001. The cash provided by operating activities was primarily due to a decrease in accounts receivable and an increase in accounts payable for the period.

        The Company's capital expenditures for the six months ended June 29, 2002 and June 30, 2001 were approximately $214,000 and $515,000, respectively. The 2002 capital expenditures were primarily related to leasehold improvements for the retail store opened in March 2002. The 2001 capital expenditures were primarily related to the continued

-------------------------------------------

        upgrade of computer systems and the purchase of equipment related to the refrigerator recycling operation.

        As of June 29, 2002, the Company had a $10.0 million line of credit with a lender. The interest rate on the line as of June 29, 2002 was 5.75%. The amount of borrowings available under the line of credit is based on a formula using receivables and inventories. The line of credit has a stated maturity date of August 30, 2004 and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time. The line of credit is secured by substantially all the Company's assets and requires minimum monthly interest payments of $37,500 regardless of the outstanding principal balance. The lender also has an inventory repurchase agreement with Whirlpool Corporation that secures the line of credit. The line requires that the Company meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt the Company can incur, limits the amount of spending on fixed assets and limits payments of dividends. At June 29, 2002, the Company had unused borrowing capacity of $697,000.

        A summary of our contractual cash obligations at June 29, 2002 is as follows:

                               --------------------------------------------------------------------------------------
       (in thousands)                                         PAYMENTS DUE BY PERIOD
       ----------------------- --------------------------------------------------------------------------------------
       CONTRACTUAL                   TOTAL             2002         2003        2004        2005      2006      2007
       OBLIGATIONS                            3RD & 4TH QTR
       ----------------------- ------------ ---------------- ------------ ----------- ----------- --------- ---------
       Long-term debt,
       including interest          $ 6,043           $  546       $1,460      $1,250      $2,784      $  3      $ --
       ----------------------- ------------ ---------------- ------------ ----------- ----------- --------- ---------
       Operating leases            $ 5,938           $1,039       $1,510      $1,309      $1,317      $585      $178
       ----------------------- ------------ ---------------- ------------ ----------- ----------- --------- ---------
       Total contractual Cash
       obligations                 $11,981           $1,585       $2,970      $2,559      $4,101      $588      $178
       ----------------------- ------------ ---------------- ------------ ----------- ----------- --------- ---------

        We also have a commercial commitment as described below:

       ---------------------------- --------------------------- -------------------------- --------------------------
       OTHER COMMERCIAL COMMITMENT    TOTAL AMOUNT COMMITTED     OUTSTANDING AT 6/29/02       DATE OF EXPIRATION
       ---------------------------- --------------------------- -------------------------- --------------------------
             Line of credit                $10,000,000                 $4,573,000               August 30,2004
       ---------------------------- --------------------------- -------------------------- --------------------------

        We believe that our cash balance, availability under our line of credit, if needed, and anticipated cash flows from operations will be adequate to fund our cash requirements for fiscal 2002.

-------------------------------------------

        In July 2002, the Company signed a contract in support of California's Statewide Residential Recycling Program for 2002 to be administered by Edison. This contract is effective April 1, 2002 and continues to December 31, 2002. Recycling services for this statewide program include customers of Edison, Pacific Gas and Electric ("PG&E") and San Diego Gas and Electric ("SDG&E"). The Company is responsible for advertising in the PG&E and SDG&E areas only. Edison is responsible for advertising in the Edison area.

        The energy crisis in California has not had a material adverse affect on the Company's operations. However there can be no assurance that it will not have had adverse effect in the future if Edison or the CPUC is unable to perform under the terms of its contracts with the Company.

        The Company believes, based on the anticipated revenues from the Statewide Residential Recycling Program contract and the current CPUC contract, anticipated sales per retail store and anticipated gross profit, that its cash balance, anticipated funds generated from operations and its current line of credit, will be sufficient to finance its operations and capital expenditures through December 2002. The Company's total capital requirements for 2002 will depend on, among other things as discussed below, the recycling volumes generated from the Statewide Residential Recycling Program and the current CPUC program in 2002 and the number and size of retail stores operating during the fiscal year. Currently, the Company has three recycling centers and ten retail stores in operation. If revenues are lower than anticipated or expenses are higher than anticipated, the Company may require additional capital to finance operations. Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (common or preferred stock) or other securities. There can be no assurance that such additional sources of financing will be available or available on terms satisfactory to the Company or permitted by the Company's current lenders.


FORWARD-LOOKING STATEMENTS
--------------------------

        Statements contained in this quarterly report regarding the Company's future operations, performance and results, and anticipated liquidity are forward-looking and therefore are subject to certain risks and uncertainties, including, but not limited to, those discussed herein. Any forward-looking information regarding the operations of the Company will be affected primarily by the Company's continued ability to purchase product from Whirlpool, Maytag and Frigidaire at acceptable prices and the ability and timing of Edison to deliver units under the Statewide Residential Recycling Program contract with the Company and the ability and timing of the CPUC to deliver units under its contract with the Company. In addition, any forward-looking information will also be affected by the ability of individual retail stores to meet planned revenue levels, the rate of sustainable growth in the number of retail stores, the speed at which individual retail stores reach profitability, costs and expenses being realized at higher than expected levels, the Company's ability to secure an adequate supply of special buy and used appliances for resale and the continued availability of the Company's current line of credit.

PART I: ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
--------------------------------------------------------------------------------

MARKET RISK AND IMPACT OF INFLATION
-----------------------------------

        The Company does not believe there is any significant risk related to interest rate fluctuations on its long-term debt since it has fixed rates. However, there is interest rate risk on the line of credit since its interest rate is based on the prime rate. Also, the Company believes that inflation has not had a material impact on the results of operations for the three and six-month periods ended June 29, 2002. However, there can be no assurance that future inflation will not have an adverse impact on the Company's operating results and financial condition.


PART II.     OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1 - LEGAL PROCEEDINGS
         -----------------

         The Company and its subsidiaries are involved in various legal proceedings arising in the normal course of business, none of which is expected to result in any material loss to the Company or any of its subsidiaries.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS - None
         -----------------------------------------

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - None
         -------------------------------

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         On April 25, 2002 the Annual Meeting of Shareholders of Appliance Recycling Centers of America, Inc. was held to obtain the approval of shareholders of record as of March 15, 2002 in connection with the three matters indicated below. Proxies were mailed to the holders of 2,316,971 shares. Following is a brief description of each matter voted on at the meeting and the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes, as to each matter:

---------------------------------------------------------------

                                                          Vote
                                           ----------------------------------
                    Matter                    For          Withhold Authority
                    ------                    ---          ------------------
         1. Election of Directors:
            Edward R. Cameron              2,160,580              8,578
            George B. Bonniwell            2,133,520             35,638
            Duane S. Carlson               2,133,345             35,813
            Harry W. Spell                 2,133,195             35,963
            Marvin Goldstein               2,160,063              9,095

         2. Approval and adoption of the Amendment to the 1997 Stock Option
            Plan.

                                                   Vote
                           ----------------------------------------------------
                                For        Against      Abstain       Not Voted
                                ---        -------      -------       ---------
                            1,518,732      74,915        3,775         571,736

         3. Ratification of McGladrey & Pullen, LLP as independent public accountants for fiscal year ending December 28, 2002.

                                                   Vote
                           ----------------------------------------------------
                                For        Against      Abstain       Not Voted
                                ---        -------      -------       ---------
                            2,159,463       7,075        2,620            0

ITEM 5 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)(i) Exhibit 10.1 - Agreement dated June 18, 2002 between Southern California Edison Company and Appliance Recycling Centers of America, Inc.

           (ii) Exhibit 99.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (iii) Exhibit 99.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)(i) The Company filed a Form 8-K on April 10, 2002 announcing the its ApplianceSmart operation has joined the MARTA Cooperative, a national purchasing cooperative servicing 110 household appliance retailers.

           (ii) The Company filed a Form 8-K on April 24, 2002 announcing it 1st Quarter 2002 operating results.

ITEM 6 - OTHER INFORMATION - None
         -----------------

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



                                    Appliance Recycling Centers of America, Inc.
                                    --------------------------------------------
                                    Registrant





Date: August 9, 2002                /s/ Edward R. Cameron
                                    ----------------------------------------
                                    Edward R. Cameron
                                    President





Date: August 9, 2002                /s/ Linda Koenig
                                    ----------------------------------------
                                    Linda Koenig
                                    Controller