Form 10-Q
period 2002-09-28
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2002-11-12
CIK 862861

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                            ------------------------


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 28, 2002

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

              YES _X_                                          NO

As of November 8, 2002, the number of shares outstanding of the registrant's no par value common stock was 2,323,890 shares.

                  APPLIANCE RECYCLING CENTERS of AMERICA, INC.



                                      INDEX



PART I.         FINANCIAL INFORMATION                                   Page No.
                                                                        --------

      Item 1:   Financial Statements:

                Consolidated Balance Sheets as of
                September 28, 2002 and December 29, 2001....................3

                Consolidated Statements of Operations for the
                Three and Nine Months Ended September 28, 2002
                and September 29, 2001......................................4

                Consolidated Statements of Cash Flows for the
                Nine Months Ended September 28, 2002
                and September 29, 2001......................................5

                Notes to Consolidated Financial Statements..................6

      Item 2:   Management's Discussion and Analysis
                of Financial Condition and Results of Operations............9

      Item 3:   Quantitative and Qualitative Disclosure about
                Market Risk................................................15

      Item 4:   Controls and Procedures....................................15


PART II.        OTHER INFORMATION..........................................16

Appliance Recycling Centers of America, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                                 September 28,
                                                                                     2002           December 29,
                                                                                  (Unaudited)           2001
----------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
    Cash and cash equivalents                                                    $  1,166,000       $    506,000
    Accounts receivable, net of allowance of $26,000
        and $100,000, respectively                                                  3,413,000          4,375,000
    Inventories, net of reserves of $742,000 and $464,000, respectively             7,181,000          6,748,000
    Deferred income taxes                                                             576,000            576,000
    Other current assets                                                              291,000            174,000
----------------------------------------------------------------------------------------------------------------
        Total current assets                                                       12,627,000         12,379,000
----------------------------------------------------------------------------------------------------------------
Property and Equipment, at cost
    Land                                                                            2,050,000          2,050,000
    Buildings and improvements                                                      3,884,000          3,779,000
    Equipment                                                                       4,895,000          4,689,000
----------------------------------------------------------------------------------------------------------------
                                                                                   10,829,000         10,518,000
    Less accumulated depreciation                                                   4,667,000          4,291,000
----------------------------------------------------------------------------------------------------------------
        Net property and equipment                                                  6,162,000          6,227,000
----------------------------------------------------------------------------------------------------------------
Other Assets                                                                          200,000            292,000
Goodwill, net of amortization of $152,000 (Note 4)                                     38,000             38,000
----------------------------------------------------------------------------------------------------------------
        Total assets                                                             $ 19,027,000       $ 18,936,000
================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Line of credit                                                               $  1,763,000       $  4,708,000
    Current maturities of long-term obligations                                       201,000            401,000
    Accounts payable                                                                3,527,000          1,960,000
    Accrued expenses (Note 2)                                                       1,443,000          1,365,000
    Income taxes payable                                                            1,062,000            757,000
----------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                   7,996,000          9,191,000
Long-Term Obligations, less current maturities (Note 6)                             4,509,000          4,280,000
----------------------------------------------------------------------------------------------------------------
Deferred income tax liabilities                                                        68,000             68,000
----------------------------------------------------------------------------------------------------------------
        Total liabilities                                                          12,573,000         13,539,000
----------------------------------------------------------------------------------------------------------------
Shareholders' Equity
    Common stock, no par value; authorized 10,000,000 shares;
        issued and outstanding 2,324,000 and 2,297,000 shares, respectively        11,368,000         11,360,000
    Accumulated deficit                                                            (4,914,000)        (5,963,000)
----------------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                                  6,454,000          5,397,000
----------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity                               $ 19,027,000       $ 18,936,000
================================================================================================================

                 See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                              Three Months Ended               Nine Months Ended
                                                        ----------------------------------------------------------------
                                                        September 28,    September 29,    September 28,    September 29,
                                                             2002             2001             2002             2001
------------------------------------------------------------------------------------------------------------------------
Revenues
     Retail                                             $  7,980,000     $  5,784,000     $ 22,462,000     $ 15,452,000
     Recycling                                             4,726,000        7,380,000       13,030,000       15,131,000
     Byproduct                                               373,000          481,000        1,020,000          921,000
-----------------------------------------------------------------------------------------------------------------------
     Total revenues                                       13,079,000       13,645,000       36,512,000       31,504,000
Cost of revenues                                           8,503,000        8,053,000       23,473,000       18,827,000
-----------------------------------------------------------------------------------------------------------------------
     Gross profit                                          4,576,000        5,592,000       13,039,000       12,677,000
Selling, general and administrative expenses               3,737,000        3,307,000       10,395,000        8,706,000
-----------------------------------------------------------------------------------------------------------------------
     Operating income                                        839,000        2,285,000        2,644,000        3,971,000
Other income (expense)
     Other income                                              4,000           24,000           21,000           71,000
     Interest expense                                       (385,000)        (280,000)        (913,000)        (790,000)
-----------------------------------------------------------------------------------------------------------------------
     Income before provision for income taxes                458,000         2,029,00        1,752,000        3,252,000
Provision for income taxes                                   184,000          452,000          703,000          966,000
-----------------------------------------------------------------------------------------------------------------------
     Net income                                         $    274,000     $  1,577,000     $  1,049,000     $  2,286,000

=======================================================================================================================

Basic Earnings per Common Share                         $       0.12     $       0.69     $       0.45     $       1.00

=======================================================================================================================

Diluted Earnings per Common Share                       $       0.09     $       0.50     $       0.32     $       0.76

=======================================================================================================================

Weighted Average Number of Common Shares Outstanding
     Basic                                                 2,324,000        2,292,000        2,318,000        2,289,000
     Diluted                                               3,176,000        3,147,000        3,259,000        2,989,000
=======================================================================================================================

                See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                 Nine Months Ended
                                                                           -----------------------------
                                                                           September 28,   September 29,
                                                                               2002            2001
--------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
     Net income                                                            $ 1,049,000     $ 2,286,000
     Adjustments to reconcile net income to net
         cash provided by (used in) operating activities:
     Depreciation and amortization                                             410,000         334,000
     Write-off of deferred financing costs                                     124,000              --
     Accretion of long-term debt discount                                       34,000          32,000
     Deferred gain on building sale recognized                                      --         (54,000)
     Changes in assets and liabilities:
         Receivables                                                           962,000      (6,663,000)
         Inventories                                                          (433,000)       (869,000)
         Other assets                                                         (183,000)       (857,000)
         Accounts payable                                                    1,567,000         883,000
         Accrued expenses                                                       78,000         531,000
         Income Taxes Payable                                                  305,000         557,000
------------------------------------------------------------------------------------------------------
              Net cash provided by (used in) operating activities            3,913,000      (3,820,000)
------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
     Purchases of property and equipment                                      (310,000)       (768,000)
     Proceeds from disposal of property and equipment                               --           6,000
------------------------------------------------------------------------------------------------------
              Net cash used in investing activities                           (310,000)       (762,000)
------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
     Net borrowings (payments) under line of credit                         (2,945,000)      3,565,000
     Proceeds from issuance of common stock                                      8,000              --
     Payments on long-term obligations                                      (3,476,000)       (255,000)
     Proceeds from current debt obligations                                         --       1,000,000
     Proceeds from long-term debt obligations                                3,470,000         283,000
------------------------------------------------------------------------------------------------------
              Net cash provided by (used in) financing activities           (2,943,000)      4,593,000
------------------------------------------------------------------------------------------------------
     Increase in cash and cash equivalents                                     660,000          11,000
Cash and Cash Equivalents
     Beginning                                                                 506,000         302,000
------------------------------------------------------------------------------------------------------
     Ending                                                                $ 1,166,000     $   313,000
------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
     Cash payments for:
         Interest                                                          $   755,000     $   758,000
         Income taxes                                                      $   455,000     $   808,000
======================================================================================================

                 See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
--------------------------------------------------------------------------------


1.      Financial Statements
        --------------------
        In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company and its subsidiaries as of September 28, 2002, and the results of their operations for the three-month and nine-month periods ended September 28, 2002 and September 29, 2001 and their cash flows for the nine-month periods ended September 28, 2002 and September 29, 2001. The results of operations for any interim period are not necessarily indicative of the results for the year. These interim consolidated financial statements should be read in conjunction with the Company's annual consolidated financial statements and related notes in the Company's Annual Report on Form 10-K for the year ended December 29, 2001.

        Certain information and footnote disclosures included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been therefore condensed or omitted.


2.      Accrued Expenses
        ----------------
        Accrued expenses were as follows:
                                         September 28,            December 29,
                                                 2002                    2001
                                     ----------------        ----------------
               Compensation               $   632,000            $    493,000
               Warranty                       121,000                 225,000
               Other                          690,000                 647,000
                                     ----------------        ----------------
                                           $1,443,000             $ 1,365,000
                                     ================        ================


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

        In arriving at diluted weighted-average shares and per share amounts for the three and nine months ending September 28, 2002 and September 29, 2001, options and warrants with exercise prices below average market prices for the respective fiscal quarters in which they were dilutive were included using the treasury stock method.

------------------------------------------------------


4.      Accounting Standards Recently Adopted and Not Yet Adopted
        Effective December 30, 2001, the Company adopted Statement No. 141, Business Combinations, which eliminates the pooling method of accounting for business combinations and Statement No. 142, Goodwill and Other Intangible Assets, which eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life and requires, at a minimum, annual impairment tests of goodwill and other intangible assets that are determined to have an indefinite life. The adoption of these new standards resulted in no amortization of the Company's goodwill ($38,000) for the nine months ended September 28, 2002.

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


5.      Critical Accounting Policies
        ----------------------------
        As a matter of policy, the Company reviews its major assets for impairment. The Company's major operating assets are accounts receivable, inventories, and property and equipment. The reserve for doubtful accounts of $26,000 should be adequate for any exposure to loss in the Company's September 28, 2002 accounts receivable. The Company has also established reserves for slow moving and obsolete inventories and believes the reserve of $742,000 is adequate. The Company depreciates its property and equipment over their estimated useful lives and has not identified any items that are impaired as of September 28, 2002. The Company has established an accrual for warranty expense for future service expense and believes that the accrual of $121,000 is adequate. The Company evaluated the realizability of its deferred tax assets and tax attributes and has provided a valuation allowance primarily for net operating loss and tax credit carryovers for which the use is subject to limitation. The Company has significant options and warrants outstanding and utilizes relevant market and other valuation information relative to accounting for and reporting equity transactions.

------------------------------------------------------


6.      Long-Term Obligations
        ---------------------

        Long-term obligations consisted of the following:

                                                                 SEPTEMBER 28,
                                                                     2002         December 29,
                                                                  (UNAUDITED)        2001
        --------------------------------------------------------------------------------------
         9.00% mortgage, due in monthly installments of
            $14,211, including interest, balance due February
            2004, secured by land and building                    $   667,000     $   723,000
         8.72% mortgage, due in monthly installments of
            $7,027, including interest, balance due January
            2003, secured by land and building                             --         596,000
         Adjustable rate mortgage based on the 30 day
            LIBOR rate plus 2.7%, adjusted yearly, monthly
            payments include interest and principal, due
            October 2012, secured by land and building              3,470,000              --
         13.00% note payable, due in monthly principal and
            interest payments of  $52,259 with balance due
            September 2005, secured by equipment, land
            and building                                              510,000       3,072,000
         Other                                                         63,000         290,000
                                                                  -----------     -----------
                                                                    4,710,000       4,681,000
         Less current maturities                                      201,000         401,000
                                                                  -----------     -----------
                                                                  $ 4,509,000     $ 4,280,000
                                                                  ===========     ===========

         The future annual maturities of long-term obligations are as follows:

         Fiscal year
         -----------
         2002                           $   1,168,000
         2003                                 156,000
         2004                                 116,000
         2005                                 113,000
         2006 and thereafter                3,157,000
                                        -------------
                                        $   4,710,000
                                        =============

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

        Total revenues for the three and nine months ended September 28, 2002 were $13,079,000 and $36,512,000, respectively, compared to $13,645,000 and $31,504,000 for the same periods in the prior year.

        Retail sales accounted for approximately 61% of revenues in the third quarter of 2002. Retail revenues for the three and nine months ended September 28, 2002 increased by $2,196,000 or 38% and by $7,010,000 or
        45%, respectively, from the same periods in the prior year. Third quarter same-store retail sales increased 9% (a sales comparison of 8 stores that were open the entire third quarters of 2002 and 2001). The increase in retail sales was primarily due to an increase in sales of new in the box product due to additional purchases of new product and an increase in special buy sales as a result of operating two additional stores during the three and nine months ended September 28, 2002 compared to the same periods in the previous year. Special buy appliances include manufacturer closeouts, factory over-runs, floor samples, returned or exchanged items and scratch and dent appliances. The Company continues to purchase appliances from three manufacturers, Whirlpool Corporation, Maytag Corporation and Frigidaire. There are no minimum purchase requirements with any of these manufacturers. The Company believes purchases from these three manufacturers will provide an adequate supply of high-quality appliances for its retail outlets; however, there is a risk that one or more of these sources could be lost.

        Currently the Company has ten retail locations. The Company plans to open one or two additional stores during 2003 in existing markets. The Company experiences seasonal fluctuations and expects retail sales to be higher in the second and third calendar quarters than in the first and fourth calendar quarters, reflecting consumer purchasing cycles.

---------------------------------

        Recycling revenues for the three and nine months ended September 28, 2002 decreased by $2,654,000 or 36% and $2,101,000 or 14%, respectively, from the same periods in the prior year. The decrease in recycling revenues was primarily due to an overall decrease in total recycling volumes from all the various recycling contracts in California. The Company had been recycling appliances for Southern California Edison Company ("Edison") under an extension of Edison's 2001 Residential Recycling Program. In July 2002, the Company signed a contract in support of California's Statewide Residential Recycling Program for 2002 to be administered by Edison. This contract was effective April 1, 2002 and continues to December 31, 2002. Recycling services for this statewide program include customers of Edison, Pacific Gas and Electric ("PG&E") and San Diego Gas and Electric ("SDG&E"). The Company is responsible for advertising in the PG&E and SDG&E areas only. Edison is responsible for advertising in the Edison area.

        The Appliance Early Retirement and Recycling Program is a refrigerator/freezer/room air conditioner recycling program that operated in San Diego and surrounding areas, a six county region in California's Central Valley, including the cities of Fresno and Stockton and the seven county Bay Area, including San Francisco. The program began in June 2001 and was completed in August 2002. The Company was responsible for advertising the program.

        At this time the energy crisis has passed and energy conservation has become less of a front-burner issue. The energy crisis in California has not had a material adverse effect on the Company's operations. However, there can be no assurance that it will not have an adverse effect in the future if Edison is unable to perform under the terms of the statewide contract with the Company.

        Byproduct revenues for the three months ended September 28, 2002 decreased to $373,000 from $481,000 and increased to $1,020,000 from $921,000 for the nine months ended September 28, 2002. The decrease in the third quarter of 2002 was primarily due to a decrease in the volume and price of CFCs offset by an increase in scrap metal. The increase in the nine months ended September 28, 2002 was primarily due to an increase in scrap prices compared to the same period in the previous year.

        Gross profit as a percentage of total revenues for the three months ended September 28, 2002 decreased to 35% from 41% for the same period in 2001 and decreased to 36% from 40% for the nine month period ended September 28, 2002 compared to the same periods in 2001. The decreases were primarily due to higher recycling costs related to the recycling programs offset by higher gross margins in sales of special buy appliances. Gross profit as a percentage of total revenues for future periods can be affected favorably or unfavorably by numerous factors, including the volume of appliances recycled from the statewide contract, the mix of retail product sold during the period and the price and volume of byproduct revenues. The Company believes that gross profit as a percentage of total revenues for the year 2002 will approximate the gross profit as a percentage of total revenues for the first nine months of this year.

---------------------------------

        Selling, general and administrative expenses for the three and nine months ended September 28, 2002 increased by $430,000 or 13% and $1,689,000 or 19%, respectively, from the same periods in 2001. Selling expenses for the three and nine months ended September 28, 2002 increased by $646,000 or 45% and $1,721,000 or 42%, respectively, from the same periods in 2001. The increases in selling expenses was primarily due to the expenses of opening one store during the first quarter of 2002 and operating two additional stores in 2002 as compared to the same periods in the previous year. General and administrative expenses for the three and nine months ended September 28, 2002 decreased by $216,000 or 11% and $32,000 or 1%, respectively, from the same periods in 2001. The decreases were primarily due to a decrease in personnel costs as a result of more efficient operations and a decrease in the recycling volumes related to the recycling programs.

        After discussion with the Company's outside accountants after the 3rd quarter 2002 press release was issued, the one-time write-off of $124,000 of deferred financing costs in the 3rd quarter of 2002 was reclassed from selling, general and administrative expenses to interest expense. This one-time write-off is related to a pay down of long-term debt. This reclassification more accurately reflects accounting principles generally accepted in the United States of America.

        Interest expense was $385,000 for the three months and $913,000 for the nine months ended September 28, 2002 compared to $280,000 and $790,000 for the same periods in 2001. The increase in interest expense was due to a one-time write-off of deferred financing costs related to a pay down of long-term debt and a higher minimum interest amount on the line of credit offset by a lower average borrowed amount and a lower effective interest rate on the line of credit.

        The Company recorded a provision for income taxes for the three and nine months ended September 28, 2002 of $184,000 and $703,000, respectively compared to $452,000 and $966,000 in the same periods in 2001. The decrease was due to lower pre-tax income for the three and nine months ended September 28, 2002 compared to the same periods in the prior year.

        The Company had net operating loss carryovers and credit carryforwards of approximately $7 million at September 28, 2002, which may be available to reduce taxable income and therefore income taxes payable in future years. However, future utilization of these loss and credit carry forwards is subject to certain significant limitations under provisions of the Internal Revenue Code including limitations subject to Section 382, which relate to a 50 percent change in control over a three-year period, and are further dependent upon the Company maintaining profitable operations. The Company believes that the issuance of Common Stock during 1999 resulted in an "ownership change" under Section 382. Accordingly, the Company's ability to use net operating loss carryforwards generated prior to February 1999 is limited to approximately $56,000 per year or less than $1 million through 2018.

---------------------------------

        At September 28, 2002, the Company had recorded cumulative valuation allowances of approximately $2,998,000 against its net deferred tax assets due to the uncertainty of their realization. The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to become available to reduce taxable income.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

        At September 28, 2002, the Company had working capital of $4,631,000 compared to working capital of $3,188,000 at December 29, 2001. Cash and cash equivalents increased to $1,166,000 at September 28, 2002 from $506,000 at December 29, 2001. Net cash provided by operating activities was $3,913,000 for the nine months ended September 28, 2002 compared to net cash used in operating activities of $3,820,000 in the same period of 2001. The increase in cash provided by operating activities was primarily due to a decrease in receivables offset by an increase in payables for the period.

        The Company's capital expenditures for the nine months ended September 28, 2002 and September 29, 2001 were approximately $310,000 and $768,000, respectively. The 2002 capital expenditures were primarily related to leasehold improvements for the retail store opened in March 2002. The 2001 capital expenditures were primarily related to the continued upgrade of computer systems and the purchase of equipment related to the refrigerator recycling operation.

        As of September 28, 2002, the Company had a $10.0 million line of credit with a lender. The interest rate as of September 28, 2002 was 5.75%. The amount of borrowings available under the line of credit is based on a formula using receivables and inventories. The line of credit has a stated maturity date of August 30, 2004 and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time. The line of credit is secured by substantially all the Company's assets and requires minimum monthly interest payments of $37,500 regardless of the outstanding principal balance. The lender also has an inventory repurchase agreement with Whirlpool Corporation that secures the line of credit. The line requires that the Company meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt the Company can incur, limits the amount of spending on fixed assets and limits payments of dividends. At September 28, 2002, the Company had unused borrowing capacity of $3,110,000.

-------------------------------------------


        A summary of our contractual cash obligations for the next five years at September 28, 2002 is as follows:

                               ----------------------------------------------------------------------------------
       (in thousands)                                     PAYMENTS DUE BY PERIOD
       ----------------------- ----------------------------------------------------------------------------------
       CONTRACTUAL                   TOTAL         2002         2003        2004        2005      2006      2007
       OBLIGATIONS                              4TH QTR
       ----------------------- ------------ ------------ ------------ ----------- ----------- --------- ---------
       Long-term debt,
       including
       interest                     $2,783       $1,237        $ 374       $ 329       $ 312      $267      $264
       ----------------------- ------------ ------------ ------------ ----------- ----------- --------- ---------
       Operating leases             $5,418        $ 519       $1,510      $1,309      $1,317      $585      $178
       ----------------------- ------------ ------------ ------------ ----------- ----------- --------- ---------
       Total contractual Cash
       obligations                  $8,201      $ 1,756       $1,884      $1,638      $1,629     $ 852      $442
       ----------------------- ------------ ------------ ------------ ----------- ----------- --------- ---------


        We also have a commercial commitment as described below:

       ------------------------------------------------------------------------------
       OTHER COMMERCIAL      TOTAL AMOUNT      OUTSTANDING AT      DATE OF EXPIRATION
          COMMITMENT          COMMITTED           9/28/02
       ------------------------------------------------------------------------------
        Line of credit       $10,000,000         $1,763,000          August 30,2004
       ------------------------------------------------------------------------------

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

        In September 2002, the Company refinanced the building in. St. Louis Park, Minnesota and used the proceeds to pay down long-term debt. The new long-term debt is for $3,470,000. The terms are 20 year amortization, 10 year balloon and the interest rate is variable based on 30-day LIBOR. The interest rate as of September 28, 2002 was 4.5191%.

        At this time the energy crisis has passed and energy conservation has become less of a front-burner issue. The energy crisis in California has not had a material adverse affect on the Company's operations. However there can be no assurance that it will not have had adverse effect in the future if Edison is unable to perform under the terms of the statewide contract with the Company.

-------------------------------------------

        The Company believes, based on the anticipated revenues from the Statewide Residential Recycling Program contract, the anticipated sales per retail store and its anticipated gross profit, that its cash balance, anticipated funds generated from operations and its current line of credit will be sufficient to finance its operations and capital expenditures through December 2002. The Company's total capital requirements for the remainder of 2002 and for 2003 will depend upon, among other things as discussed below, the recycling volumes generated from the Statewide Residential Recycling Program, if renewed for 2003, and the number and size of retail stores operating during the fiscal year. Currently, the Company has three centers and ten stores in operation. If revenues are lower than anticipated or expenses are higher than anticipated, the Company may require additional capital to finance operations. Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (common or preferred stock) or other securities. There can be no assurance that such additional sources of financing will be available or available on terms satisfactory to the Company or permitted by the Company's current lender.


FORWARD-LOOKING STATEMENTS
--------------------------

        Statements contained in this quarterly report regarding the Company's future operations, performance and results, and anticipated liquidity discussed herein are forward-looking and therefore are subject to certain risks and uncertainties, including, but not limited to, those discussed herein. Any forward-looking information regarding the operations of the Company will be affected primarily by the Company's continued ability to purchase product from Whirlpool, Maytag and Frigidaire at acceptable prices and the ability and timing of Edison to deliver units under the Statewide Residential Recycling Program contract with the Company. In addition, any forward-looking information will also be affected by the ability of individual stores to meet planned revenue levels, the rate of sustainable growth in the number of retail stores, the speed at which individual retail stores reach profitability, costs and expenses being realized at higher than expected levels, the Company's ability to secure an adequate supply of used appliances for resale and the continued availability of the Company's current line of credit.

PART I:  ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
MARKET RISK
--------------------------------------------------------------------------------


MARKET RISK AND IMPACT OF INFLATION
-----------------------------------

        The Company does not believe there is any significant risk related to interest rate fluctuations on all but one of its long-term debt since it has fixed rates. However, there is interest rate risk on the line of credit since its interest rate floats and is based on the prime rate and on the long-term debt entered into in September 2002 since its interest rate is based on LIBOR. Also, the Company believes that inflation has not had a material impact on the results of operations for the nine-month period ended September 28, 2002. However, there can be no assurance that future inflation will not have an adverse impact on the Company's operating results and financial condition.


PART I.  ITEM 4  CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------

        Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on the evaluation, its principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

        Disclosure controls and procedures are the Company's controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to its management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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


ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS -  None
         -----------------------------------------


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - None
         -------------------------------


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None
         ---------------------------------------------------


ITEM 5 - OTHER INFORMATION - None
         -----------------


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)  (i)   Exhibit 10.1 - Loan agreement dated September 19, 2002
                    between Appliance Recycling Centers of  America, Inc. and
                    General Electric Capital Business Asset Funding Corporation.

         (b)  (i)   The Company filed a Form 8-K on August 5, 2002 announcing
                    the Statewide Residential Recycling Program for 2002.

              (ii) The Company filed a Form 8-K on August 5, 2002 announcing its second quarter results.

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


                                    Appliance Recycling Centers of America, Inc.
                                    --------------------------------------------
                                                     Registrant




Date:  November 8, 2002             /s/ Edward R. Cameron
                                    --------------------------------------------
                                    Edward R. Cameron
                                    President




Date:  November 8, 2002             /s/ Linda Koenig
                                    --------------------------------------------
                                    Linda Koenig
                                    Controller


Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned hereby certifies in his/her capacity as an officer of Appliance Recycling Centers of America, Inc. (the "Company") that (a) the Quarterly Report of the Company on Form 10-Q for the period ended September 28, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and (b) the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.




                                    /s/ Linda Koenig
                                    --------------------------------------------
                                    Linda Koenig
                                    Controller


                                    /s/ Edward R. Cameron
                                    --------------------------------------------
                                    Edward R. Cameron
                                    President

                           FORM 10-Q CEO CERTIFICATION
                           ---------------------------


CERTIFICATIONS:

I, Edward R. Cameron, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Appliance Recycling Centers of America, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements are made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 8, 2002                      By:  /s/ Edward R. Cameron
         --------------------                       ----------------------------
                                                    Edward R. Cameron, President

                           FORM 10-Q CFO CERTIFICATION
                           ---------------------------

CERTIFICATIONS:

I, Linda Koenig, certify that:

7. I have reviewed this quarterly report on Form 10-Q of Appliance Recycling Centers of America, Inc.;

8. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements are made, not misleading with respect to the period covered by this quarterly report;

9. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

10. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

11. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

12. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 8, 2002                      By:  /s/ Linda Koenig
         --------------------                       ----------------------------
                                                    Linda Koenig, Controller