Form 10-K
period 2002-12-28
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2003-03-21
CIK 862861

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 28, 2002
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 7, 2003, the aggregate market value of the voting stock held by nonaffiliates of the registrant, computed by reference to the average of the high and low prices on such date as reported by the OTC Bulletin Board, was $1,563,602.

As of March 7, 2003, there were outstanding 2,343,890 shares of the registrant's Common Stock, without par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement dated March 21, 2003, are incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS

                                                                                                   PAGE
                                                                                                   ----
                                     PART I
Item 1.    Business  ..........................................................................      3
                  General......................................................................      3
                  Industry Background..........................................................      3
                  Company Background...........................................................      4
                  Customers and Source of Supply...............................................      6
                  Company Operations...........................................................      7
                  Principal Product and Services...............................................      8
                  Sales and Marketing..........................................................      8
                  Seasonality..................................................................      8
                  Competition..................................................................      9
                  Government Regulation........................................................      9
                  Employees....................................................................     10
Item 2.    Properties..........................................................................     10
Item 3.    Legal Proceedings...................................................................     10
Item 4.    Submission of Matters to a Vote of Security Holders.................................     10

                                     PART II

Item 5.    Market for the Company's Common Equity and Related Shareholder Matters..............     11
Item 6.    Selected Financial Data.............................................................     12
Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations...............................................................     13
Item 7A.   Quantitative and Qualitative Disclosure About Market Risk...........................     22
Item 8.    Financial Statements and Supplementary Data.........................................     23
Item 9.    Changes in and Disagreements With Accountants on Accounting and
           Financial Disclosure................................................................     36

                                    PART III

Item 10.   Directors and Executive Officers of the Company.....................................     36
Item 11.   Executive Compensation..............................................................     36
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related
           Stockholder Matters.................................................................     36
Item 13.   Certain Relationships and Related Transactions......................................     36
Item 14.   Controls and Procedures.............................................................     36

                                     PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.....................     37

SIGNATURES        .............................................................................     39
INDEX TO EXHIBITS .............................................................................     40

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Appliance Recycling Centers of America, Inc., together with its operating subsidiaries ("ARCA" or the "Company"), is a leading provider of reverse logistics, energy efficiency and appliance recycling services for appliance manufacturers and retailers, utility companies, waste management businesses, vending machine companies, property managers, local governments and the general public. The Company generates revenues from the retail sale of appliances through a chain of Company-owned retail stores under the name ApplianceSmart(R), fees charged for the collection and environmentally sound recycling of unwanted appliances, and sales of byproduct materials generated from processed appliances.

         The Company was incorporated in Minnesota in 1983, although through its predecessors it commenced the appliance retail and recycling business in 1976. The Company's principal office is located at 7400 Excelsior Boulevard, Minneapolis, Minnesota 55426-4517. References herein to the Company include its operating subsidiaries. (See Exhibit 21.1.)

INDUSTRY BACKGROUND

         There are more than 500 million major household appliances, such as refrigerators, freezers, ranges, dishwashers, microwaves, washers, dryers, room air conditioners, water heaters and dehumidifiers, currently in use in the United States. It is estimated by the Steel Recycling Institute that in 2001, 39 million major household appliances were taken out of use in the United States. The disposal of these appliances is a serious problem as a result of a number of factors including: (i) decreasing landfill capacity in many parts of the country; (ii) the inability of incinerators, composting facilities and other landfill alternatives to process appliances; and (iii) the presence in appliances of certain hazardous and other environmentally harmful materials that require special processing.

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

         In addition to these solid waste management and environmental issues, utility companies, motivated by economic and environmental factors to control energy consumption, sponsor various programs to encourage and assist residential consumers to conserve energy, including programs for turning in surplus, energy-inefficient appliances. Many residential consumers own and operate room air conditioners, freezers or more than one refrigerator, contributing significantly to residential energy use and peak energy demand. In addition, many of the refrigerators manufactured in the 1960s and early 1970s consume up to 1,750 kilowatt-hours of electricity each year. The 1987 National Appliance Energy Conservation Act requires that new refrigerators use less than half of the energy as refrigerators built twelve years ago. As more efficient appliances become available, utility companies have begun to encourage the use of newer models and the disposal of older, less efficient models.

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

         During fiscal year 2002, there were two major electric utility customers. Southern California Edison Company ("Edison") accounted for approximately 13% or $5.9 million of the Company's total revenues and the California Public Utilities Commission accounted for approximately 12% or $5.4 million of the Company's total revenues. Plans for a 2003 statewide recycling program that would be administered by Edison are currently being reviewed by California regulatory authorities.

         In October 2000, the Company signed a contract with Edison to implement a recycling program ("Summer Initiative") in the service areas of Pacific Gas & Electric (the San Francisco Bay area) and San Diego Gas & Electric. This contract was in accordance with a ruling issued by the California Public Utilities Commission ("CPUC"). Under this contract, the Company recycled approximately 36,000 units. The Company began the Summer Initiative in September of 2000 which was completed in the third quarter of 2001. The Company was responsible for advertising the Summer Initiative.

         In June 2001, the Company began the Appliance Early Retirement and Recycling Program for refrigerators, freezers and air conditioners that operated in San Diego and surrounding areas, a six county region in California's Central Valley, including the cities of Fresno and Stockton and the seven county Bay Area, including San Francisco. The program was completed in August 2002. The Company was responsible for advertising the program.

         The Company also is aggressively pursuing new and potentially significant appliance recycling programs in other states, reflecting growing national interest in residential energy conservation programs. Nevertheless, the Company's ability to project recycling revenue for 2003 continues to be limited.

         In response to the decrease in demand for services from electric utilities, the Company increased its marketing of services to appliance manufacturers and retailers, waste management companies and property management companies. The Company also had increased its focus on the sale of used/refurbished appliances. In 1995, under the name Encore(R) Recycled Appliances, the Company began operating a chain of Company-owned retail stores. In 1998, the Company began using the name ApplianceSmart(R) for its retail stores. The retail stores now offer special buy appliances to value-conscious individuals and property managers.

         A developing market for the Company is in providing fully integrated reverse logistics services-- the handling of product that does not fit into a company's normal distribution channels--for appliance manufacturers and retailers. Manufacturers traditionally disposed of these "special buy" appliances, including manufacturer closeouts, factory over-runs, floor samples, returned or exchanged items, and scratch and dent appliances, through their small dealer network. Large retailers have not wanted to handle these types of appliances because the merchandise is often out of carton, requiring special handling and pricing. In addition, this product often requires some repair or recycling; a function major retailers are unwilling or unable to perform. As small dealers are struggling to compete with large appliance chains (the top 10 retailers control 80 percent of the appliance sales market), manufacturers are seeing their traditional channel for these distressed appliances shrink. It is anticipated that small appliance retailers will also be negatively affected by manufacturers' direct sale of appliances to consumers via the Internet.

         In 1997, the Company entered into pilot program agreements with Whirlpool Corporation, the nation's largest manufacturer of major household appliances, to develop a program for handling Whirlpool's returned appliances and new appliances that cannot be handled through the manufacturer's normal distribution channels. Through a subsequent 1998 contract with Whirlpool, the Company purchases these appliances from Whirlpool's distribution centers serving the Midwest and certain western states. This merchandise, which includes manufacturer closeouts, factory over-runs, floor samples, returned or exchanged items, and scratch and dent appliances, is sold through the Company's network of ApplianceSmart retail stores. ApplianceSmart is an authorized factory outlet for Whirlpool, and specializes in the Whirlpool, KitchenAid and Roper brands. With an increased supply of product, the Company began to focus on opening larger factory outlet facilities to offer consumers a wider selection of appliances and began to close its smaller stores. The Company has also decided not to expand its used/refurbished appliance business.

         In the latter part of 1998, the Company scaled back its agreement with Whirlpool to a level consistent with its financial resources and purchased inventory mainly from Whirlpool's Ohio distribution center. The Whirlpool agreement for 2003 does not provide for any required or minimum number of units to be offered for sale to the Company. The Whirlpool agreement may be terminated by either party upon thirty (30) days prior written notice. In addition, the Company has agreed to indemnify Whirlpool for certain claims, allegations or losses with respect to Whirlpool appliances sold by the Company. Currently, the Company purchases inventory mainly from Whirlpool's St. Louis, Missouri distribution center.

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

         In December 2001, the Company announced that all retail stores would be carrying a full line of Frigidaire household appliances.

         In January 2003, the Company announced that it had entered into a contract with GE Consumer Products to purchase from GE and sell to consumers special buy GE appliances.

         The Company believes purchases from these four manufacturers will provide an adequate supply of high-quality appliances for its retail outlets. There are no set number of units to be sold to the Company from any of the four manufacturers.

         In 2000, the Company closed a smaller store in the Minneapolis/Saint Paul market and opened a 33,000 square foot store in the Dayton, Ohio market. In January 2001, the Company opened a 24,000 square foot store in the Minneapolis/Saint Paul market. The Company opened another 42,000 square foot store in the Dayton, Ohio market in March 2001. In addition, the Company closed a smaller store and opened a 32,000 square foot store in the Columbus, Ohio market in May 2001. The Company opened a 49,000 square foot store in the Minneapolis/Saint Paul market in October 2001. In March 2002, the Company opened another 30,000 square foot store in Columbus, Ohio. In December 2002, the Company closed an under performing store in the Dayton, Ohio market. In February 2003, the Company closed a smaller store and opened a 33,000 square foot store in the Minneapolis/Saint Paul market. In March 2003, the Company closed an underperforming store in the Dayton, Ohio market. The Company currently has three recycling centers, located in Columbus, Ohio; Minneapolis, Minnesota; and Los Angeles, California. Also, the Company currently has eight retail stores: four in Minneapolis/Saint Paul, one in Los Angeles and three in Columbus.

CUSTOMERS AND SOURCE OF SUPPLY

         The Company offers its services to entities that, as part of their operations, become responsible for disposing of large quantities of new, distressed and unwanted appliances. These entities include new appliance manufacturers and retailers, waste management businesses, vending machine companies, property management companies and utility companies.

         NEW APPLIANCE MANUFACTURERS AND RETAILERS. The Company began its business by offering appliance recycling programs to Sears, Montgomery Ward and other new appliance retailers by collecting appliances from either the retailers' facilities or from their customers. Recently the Company has focused its marketing efforts on new appliance manufacturers, including Whirlpool Corporation, Maytag Corporation, Frigidaire and GE, the primary sources of products sold in the Company's stores.

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

         UTILITY COMPANIES. The Company contracts with utility companies to provide comprehensive appliance recycling services tailored to the needs of the particular utility. The contracts historically have had terms of one to four years, with provisions for renewal at the option of the utility company. Under some contracts the utility retains the Company to manage all aspects of its appliance recycling program, while under other contracts the Company provides only specified services. Pricing for the Company's services is on a per-appliance basis and depends upon several factors, including the total number of appliances processed, the length of the contract term and the specific services selected by the utility. Contracts with electric utility customers require that the Company does not recondition for resale appliances received from utility company energy conservation programs. Plans for a 2003 statewide recycling program that would be administered by a major electric utility customer are currently being reviewed by California regulatory authorities.

COMPANY OPERATIONS

         The Company provides an integrated range of reverse logistics, energy efficiency and appliance recycling services. Appliances are acquired from a wide range of sources, including appliance manufacturers and retailers, utility companies, waste management businesses, vending machine companies, property managers, local governments and the general public.

         Appliances deemed suitable for sale are repaired, if necessary, before being tested and distributed to the Company's ApplianceSmart retail outlets. Every appliance is under warranty and carries a 100 percent money-back guarantee. The Company also offers consumers extended warranties, delivery, factory-trained technician service and recycling of old appliances.

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

         Management believes that the uncertainties in the electric utility industry regarding deregulation will persist at least through 2003. The reaction to deregulation among states and utilities has been varied. The Company believes, however, that energy conservation and efficiency programs will remain a long-term component of the nation's electric utility industry.

         In 2002, the Company focused on a carefully managed growth plan of opening showroom outlet stores, located in heavily trafficked, conveniently located retail malls. The Company believes that the growth of its retail business in the near future will likely occur primarily through the expansion of revenues from the Company's current and proposed retail stores.

PRINCIPAL PRODUCTS AND SERVICES

         The Company generates revenues from three sources: retailing, recycling and byproduct. The table below reflects the percentage of total revenues from each source. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Revenues:                              2002           2001         2000
---------                              ----           ----         ----
         Retail                        65.4%          50.3%        57.6%
         Recycling                     32.0%          46.8%        37.9%
         Byproduct                      2.6%           2.9%         4.5%
                                      -----          -----        -----
                                      100.0%         100.0%       100.0%
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

         ApplianceSmart's outlet store concept includes establishing large factory showrooms in convenient metropolitan locations to offer consumers a selection of hundreds of appliances. In keeping with ApplianceSmart's branding, both the exterior and interior of ApplianceSmart's stores display Whirlpool, Maytag, Frigidaire and GE signage along with custom-designed ApplianceSmart materials. In every market, the Company actively promotes its stores through various forms of print advertising, including daily classified ads in major newspapers, telephone yellow pages ads and direct mail. In addition, the Company uses radio and television advertisements in some markets, along with other types of promotions. Through the Company's website at www.ApplianceSmart.com, consumers can also access appliance-specific and general Company information.

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

COMPETITION

         Competition for the Company's retail stores comes from new appliance manufacturers and retailers and other special buy retailers. Each retail location will compete not only with local and national chains of new appliance retailers, many of whom have been in business longer than the Company and may have significantly greater assets than the Company, but will also compete with numerous independently owned retailers of new and special buy appliances.

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

EMPLOYEES

         At March 1, 2003, the Company had 230 full-time employees, approximately 49% of who were involved in the collection, transportation and processing of appliances at the Company's centers and approximately 51% of whom were in sales, administration and management. The Company has not experienced any work stoppages and believes its employee relations are good.

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

         The Company generally leases the other facilities it operates. The Company usually attempts to negotiate lease terms for a recycling center that correspond to the term of the principal contract or contracts in connection with which the center is to be operated. The Company's recycling centers typically range in size from 25,000 to 40,000 square feet. The Company usually attempts to negotiate lease terms of two to five years for retail stores with 25,000 to 35,000 square feet. However, the retail stores may be larger depending on favorable demographics, availability and other business factors.

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

                                                  High            Low
                                                  ----            ---
         2001

                 First Quarter.............     $  2.38          $ 1.00
                 Second Quarter............        2.80            1.13
                 Third Quarter.............        3.55            2.40
                 Fourth Quarter............        5.70            2.75

         2002

                 First Quarter.............     $  5.30          $ 3.70
                 Second Quarter............        4.35            3.60
                 Third Quarter.............        3.90            2.30
                 Fourth Quarter............        2.65            1.63

         On March 7, 2003, the last reported sale price of the Common Stock on the OTC Bulletin Board was $1.20 per share. As of March 7, 2003, there were approximately 960 beneficial holders of the Company's Common Stock.

         The Company's line of credit limits the Company's ability to pay dividends.

         During 1999, the Company privately placed 1,050,000 unregistered shares and 138,000 warrants to purchase shares. In 2000, the Company registered 1,030,000 of such shares for resale by the holders.

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

         In March 1999, the Company issued to a board member at that time, as payment for certain consulting services, 5,000 warrants to purchase the Company's Common Stock at $0.625 per share, the market value of the Company's stock at the date of grant. The warrants are currently exercisable and expire March 1, 2009.

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

Fiscal Years Ended                     2002             2001             2000              1999             1998
----------------------------------------------------------------------------------------------------------------
   (In thousands, except
   per share data)
STATEMENT OF OPERATIONS
Total revenues                   $   45,720       $   43,810       $   21,479       $    15,582       $   13,612
----------------------------------------------------------------------------------------------------------------
Gross profit                     $   15,774       $   17,329       $    8,921       $     6,666       $    3,981
----------------------------------------------------------------------------------------------------------------
Operating income (loss)          $    1,742       $    4,749       $    1,963       $     1,139       $   (2,744)
-----------------------------------------------------------------------------------------------------------------
Net income (loss)                $      332       $    2,646       $      927       $       505       $   (3,056)
-----------------------------------------------------------------------------------------------------------------
Basic earnings (loss)
per common share                 $     0.14       $    1.15        $     0.41       $      0.24       $    (2.55)
------------------------------------------------------------------------------------------------------------------
Diluted earnings (loss)
per common share                 $     0.11       $    0.86        $     0.32       $      0.22       $    (2.55)
-----------------------------------------------------------------------------------------------------------------
Basic weighted average
number of common
shares outstanding                    2,320            2,291            2,287             2,142            1,200
----------------------------------------------------------------------------------------------------------------
Diluted weighted average
number of common -
shares outstanding                    3,025            3,068            2,889             2,274            1,200
----------------------------------------------------------------------------------------------------------------

BALANCE SHEET
Working capital (deficit)        $    5,003       $    3,188       $    1,183       $       545       $     (471)
-----------------------------------------------------------------------------------------------------------------
Total assets                     $   20,239       $   18,936       $   12,651       $     9,517       $    8,843
----------------------------------------------------------------------------------------------------------------
Long-term liabilities            $    5,797       $    4,348       $    4,431       $     4,831       $    4,965
----------------------------------------------------------------------------------------------------------------
Shareholders' equity             $    5,737       $    5,397       $    2,751       $     1,809       $      816
----------------------------------------------------------------------------------------------------------------

QUARTERLY FINANCIAL DATA

        The following table sets forth certain unaudited quarterly financial data for the eight quarters ended December 28, 2002. In the Company's opinion, the unaudited information set forth below has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth herein. The operating results for any quarter are not indicative of results for any future period. All data is in thousands except per common share data.

                                                                             Fiscal 2002
-------------------------------------------------- ----------------- --------------- --------------- ---------------
                                                   1st Quarter       2nd Quarter     3rd Quarter     4th Quarter
-------------------------------------------------- ----------------- --------------- --------------- ---------------
Total revenues                                     $      11,699     $     11,734    $      13,079   $      9,208
-------------------------------------------------- ----------------- --------------- --------------- ---------------
Net income (loss)                                  $         238     $        537    $         274   $       (717)
-------------------------------------------------- ----------------- --------------- --------------- ---------------
Basic income (loss) per common share               $        0.10     $       0.23    $        0.12   $      (0.31)
-------------------------------------------------- ----------------- --------------- --------------- ---------------
Diluted income (loss) per common share             $        0.07     $       0.16    $        0.09   $      (0.31)
-------------------------------------------------- ----------------- --------------- --------------- ---------------
Basic weighted average number of
common shares outstanding                                  2,311            2,320            2,324          2,324
-------------------------------------------------- ----------------- --------------- --------------- ---------------
Diluted weighted average number of
common shares outstanding                                  3,310            3,291            3,176          2,324
-------------------------------------------------- ----------------- --------------- --------------- ---------------

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
-------------------------------------------------- ----------------- --------------- --------------- ---------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS FOR THE FISCAL YEARS 2002, 2001 AND 2000

OVERVIEW

         The Company's 2002 fiscal year (2002) ended December 28, 2002, its 2001 fiscal year (2001) ended December 29, 2001 and its 2000 fiscal year (2000) ended December 30, 2000.

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

         In 2002, the Company focused on a carefully managed growth plan of opening large showroom outlet stores, located in heavily trafficked, conveniently located retail malls. During 2002, the Company opened one retail store in the Columbus, Ohio market. The Company also closed an underperforming retail store in the Dayton, Ohio market. Retail revenues accounted for 65.4% of total revenues in 2002.

CRITICAL ACCOUNTING POLICIES

         The Company's significant accounting policies are summarized in the footnotes to the financial statements. Some of the most critical policies are also discussed below.

         REVENUE RECOGNITION: The Company recognizes revenue from appliance sales in the period the appliances are sold. Revenue from appliance recycling is recognized when a unit is collected and processed. Byproduct revenue is recognized upon shipment.

         The Company defers revenue under certain appliance extended warranty arrangements it services and recognizes the revenue over the related terms of the warranty contracts. On extended warranty arrangements sold by the Company but serviced by others for a fixed portion of the warranty sales price, the Company recognizes revenue for the net amount retained at the time of sale.

         Shipping and handling charges to customers are included in the revenues. Shipping and handling costs incurred by the Company are included in cost of revenues.

         PRODUCT WARRANTY: The Company provides a warranty for the replacement or repair of certain defective units. The Company's standard warranty policy requires the Company to repair or replace certain defective units at no cost to its customers. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company's warranty liability for covered units include the number of units sold, historical and anticipated rates of warranty claims on these units, and the cost of these claims. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The Company believes the warranty liability of $82,000 is adequate.

         TRADE RECEIVABLES: Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history, and current economic conditions. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. A trade receivable is considered to be past due if any portion of the receivable balance is outstanding for more than 90 days. The reserve for doubtful accounts of $26,000 should be adequate for any exposure to loss in the Company's December 28, 2002 accounts receivable.

         INVENTORIES: Inventories, consisting principally of appliances, are stated at the lower of cost, first-in, first-out (FIFO), or market. The Company provides estimated reserves for the realizability of its appliance inventories, including adjustments to market, based on various factors including the age of such inventory and management's assessment of the need for such allowances. Management looks at historical inventory agings and margin analysis in determining its reserve estimate. The Company believes the reserve of $548,000 is adequate.

         PROPERTY AND EQUIPMENT: Depreciation is computed using straight-line and accelerated methods over the following estimated useful lives:

                                      Years
         Buildings and improvements      18 - 30
         Equipment                        3 - 8

The Company did not identify any items that were impaired as of December 28, 2002.

         INCOME TAXES: Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The valuation allowance at December 28, 2002 principally relates to net operating loss and tax credit carryforwards whose use is limited under Section 382 of the Internal Revenue Code.

         STOCK-BASED COMPENSATION: The Company regularly grants options to its employees under various plans as described in Note 8 to the financial statements. As permitted under accounting principles generally accepted in the United States of America, these grants are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, compensation cost would be recognized for those grants whose exercise price is less than the fair market value of the stock on the date of grant. There was no compensation expense recorded for employee grants for the fiscal years of 2002, 2001 and 2000.

         The Company also grants options and warrants to nonemployees for goods and services and in conjunction with certain agreements. These grants are accounted for under FASB Statement No. 123 based on the grant date fair values.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

           In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. This statement requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, this statement states the liability should be initially measured at fair value. The statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of this pronouncement will have a material effect on its consolidated financial statements.

         In January 2003, the FASB issued Statement No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE. This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financial statements about the effects of stock-based compensation. The transitional guidance and annual disclosure provisions of this statement are effective for the December 28, 2002, consolidated financial statements. The interim reporting disclosure requirements will be effective for the Company's March 29, 2003, 10-Q. Because the Company continues to account for employee stock-based compensation under APB Opinion No. 25, the transitional guidance of Statement No. 148 had no effect on the Company's consolidated financial statements. However, the December 28, 2002, consolidated financial statements have incorporated the enhanced disclosure requirements of Statement No. 148.

         In January 2003, the FASB issued Interpretation No. 45 ("FIN 45"), GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS. FIN 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain guarantees. It also elaborates on the disclosures in FASB Statement No. 5, ACCOUNTING FOR CONTINGENCIES, which are to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued, even when the likelihood of making any payments under the guarantees is remote. The December 28, 2002, consolidated financial statements have incorporated the enhanced disclosure requirements of FIN 45, as presented in Note 1 to the financial statements under the caption "Product warranty."

         In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), CONSOLIDATION OF VARIABLE INTEREST ENTITIES. This interpretation establishes standards for identifying a variable interest entity and for determining under what circumstances a variable interest entity should be consolidated with its primary beneficiary. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The disclosure requirements of FIN 46 currently apply to the Company and the balance of the requirements will apply to the Company as of the 3rd Quarter of 2003. The Company does not believe that the adoption of this pronouncement will have a material effect on its consolidated financial statements.

REVENUES

         The Company's total revenues for 2002 were $45,720,000 compared to $43,810,000 in 2001.

         Retail revenues increased to $29,893,000 in 2002 from $22,037,000 in 2001, an increase of 35.6%. Same-store sales for 2002 (a sales comparison of five stores open the full year in both 2002 and 2001) increased 12%. The increase in retail revenues was primarily due to an increase in sales of new in the box product due to additional purchases of new product and an increase in special buy sales as a result of operating three additional stores during 2002 compared to the same period in the previous year. Special buy appliances include manufacturer closeouts, factory over-runs, floor samples, returned or exchanged items and scratch and dent appliances. The Company continues to purchase appliances from Whirlpool Corporation, Maytag Corporation and Frigidaire. The agreements with these manufacturers do not provide for any required or minimum number of units to be sold to the Company.

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

         In January 2003, the Company announced that it had entered into a contract with GE Consumer Products to purchase from GE and sell to consumers special buy GE appliances. There are no minimum purchase requirements.

         The Company believes purchases from these four manufacturers will provide an adequate supply of high-quality appliances for its retail outlets; however there is a risk that one or more of these sources could be lost.

         The Company operated nine retail stores at the end of the current fiscal year and at the end of the previous fiscal year. During the first quarter of 2001, the Company opened a 24,000 square foot store in the Minneapolis/Saint Paul market and a 42,000 square foot store in the Dayton, Ohio market. In the second quarter of 2001, the Company closed a smaller store and opened a 32,000 square foot store in the Columbus, Ohio market. In the fourth quarter of 2001, the Company opened a 49,000 square foot store in the Minneapolis/Saint Paul market. In March 2002, the Company opened a 30,000 square foot store in the Columbus, Ohio market. In December 2002, the Company closed an underperforming store in the Dayton, Ohio market. In February 2003, the Company closed a smaller store and opened a 33,000 square foot store in the Minneapolis/Saint Paul market. In March 2003, the Company closed an underperforming store in the Dayton, Ohio market.

         Recycling revenues decreased to $14,625,000 in 2002 from $20,506,000 in 2001. The decrease was primarily due to an overall decrease in total recycling volumes from all the various recycling contracts in California. Southern California Edison Company ("Edison") accounted for approximately 13% of the Company's total revenues for 2002 and 29% for 2001. In the first quarter of 2002, the Company recycled appliances for Edison under an extension of Edison's 2001 Residential Recycling Program. In July 2002, the Company signed a contract in support of California's Statewide Residential Recycling Program for 2002 to be administered by Edison. This contract was effective April 1, 2002 and ended December 31, 2002. Recycling services for this statewide program included customers of Edison, Pacific Gas and Electric ("PG&E") and San Diego Gas and Electric ("SDG&E"). The Company was responsible for advertising in the PG&E and SDG&E areas only. Edison was responsible for advertising in the Edison area. Plans for a 2003 statewide recycling program that would be administered by Edison are currently being reviewed by California regulatory authorities. The Company is also aggressively pursuing new and potentially significant appliance recycling programs in other states. Nevertheless, the Company's ability to project recycling revenue for 2003 continues to be limited.

         In June 2001, the Company signed a contract ("the Appliance Early Retirement and Recycling Program") with the California Public Utilities Commission ("CPUC") to operate a refrigerator/freezer/room air conditioner recycling program in San Diego and surrounding areas; a six-county region in California's Central Valley, including the cities of Fresno and Stockton; and the seven-county Bay Area, including the city of San Francisco. The Company started taking customer orders for the Appliance Early Retirement and Recycling Program in San Diego in June 2001. The CPUC budgeted $14 million to fund the recycling program. The budget allocation included $50 incentive payments to participants for refrigerators and freezers and $25 incentive payments for room air conditioners. The program was completed August 31, 2002. The CPUC accounted for approximately 12% of the Company's total revenues in 2002 and 9% in 2001.

         Byproduct revenues decreased to $1,202,000 in 2002 from $1,267,000 in 2001. The decrease was primarily due to a decrease in the volume and price of CFCs offset by an increase in scrap metal revenues.

         The Company's total revenues for 2001 were $43,810,000 compared to $21,479,000 in 2000.

         Retail revenues increased to $22,037,000 in 2001 from $12,379,000 in 2000, an increase of 78.0%. The increase in retail revenues was primarily due to an increase in special buy appliance sales offset by a slight decrease in reconditioned appliance sales. Same-store retail sales for 2001 increased 25% (a sales comparison of four stores open for full years in both 2001 and 2000). The increase in special buy appliance sales was primarily due to three additional stores operating in 2001. The Company purchased a majority of the special buy appliances sold from Whirlpool Corporation. The Company operated nine retail stores at the end of 2001 compared to six retail stores at the end of 2000. However, during the second quarter of 2000, the Company closed a smaller store in the Minneapolis/Saint Paul market and opened a 33,000 square foot store in the Dayton, Ohio market.

         Recycling revenues increased to $20,506,000 in 2001 from $8,140,000 in 2000. The increase was primarily due to increases in refrigerator recycling volumes principally related to both of the contracts with Edison. Edison accounted for approximately 29% of the Company's total revenues for 2001 and 30% for 2000. In June 2000, the Company signed a two-year contract with Edison to continue its refrigerator recycling program through December 30, 2001. The two-year contract did not provide for a minimum number of refrigerators to be recycled in either 2000 or 2001. The Company recycled approximately 36,000 units in 2000 and approximately 50,000 units in 2001. The timing and amount of revenues was dependent on advertising by Edison.

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

         Byproduct revenues increased to $1,267,000 in 2001 from $960,000 in 2000. The increase was primarily due to an increase in the volume of CFCs and scrap revenue resulting from the increased volume of Edison contracts.

GROSS PROFIT

         The Company's overall gross profit decreased to 34.5% in 2002 from 39.6% in 2001. The decrease was primarily due to lower recycling revenues and higher recycling costs related to the recycling programs offset by slightly improved gross margins in sales of special buy appliances. Gross profit as a percentage of total revenues for future periods can be affected favorably or unfavorably by numerous factors included the mix of retail products sold during the period, the volume of appliances recycled from the expected Statewide contract and the price and volume of byproduct revenues. The Company expects gross profit percentages to decrease slightly as retail revenues continue to become a higher percentage of total revenues.

         The Company's overall gross profit decreased slightly to 39.6% in 2001 from 41.5% in 2000. The decrease was primarily due to higher sales of special buy appliances that have a lower margin than reconditioned appliances, offset by higher recycling revenues from the initial Edison contract and the Summer Initiative contract without a corresponding increase in expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses were 30.7% of total revenues in 2002 compared to 28.7% in 2001. Selling, general and administrative expenses increased to $14,032,000 in 2002 from $12,580,000 in 2001, an 11.5%
increase. Selling expenses increased to $8,007,000 in 2002 from $5,959,000 in 2001. The increase was primarily due to the expenses of opening an additional retail store during 2002 and operating three additional stores in 2002 compared to the previous year, which also increased advertising by $273,000 and commissions by $201,000. General and administrative expenses decreased to $6,025,000 in 2002 from $6,621,000 in 2001. The decrease was primarily due to a decrease in administrative costs as a result of an overall decrease in recycling volumes and a decrease in bad debt expense.

         Selling, general and administrative expenses were 28.7% of total revenues in 2001 compared to 32.4% in 2000. Selling, general and administrative expenses increased to $12,580,000 in 2001 from $6,958,000 in 2000, an 80.8%
increase. Selling expenses increased to $5,959,000 in 2001 from $2,858,000 in 2000. The increase was primarily due to opening three additional retail stores during 2001 which increased advertising by $598,000 and commission by $271,000. General and administrative expenses increased to $6,621,000 in 2001 from $4,100,000 in 2000. The increase was primarily due to an increase in personnel costs as a result of Company growth and an increase in bad debt expense.

INTEREST EXPENSE

         Interest expense increased to $1,236,000 in 2002 from $1,074,000 in 2001. The increase was primarily due to a one-time write-off of deferred financing fees and debt discount related to a pay down of long-term debt and a higher effective interest rate as a result of a higher minimum interest amount on the line of credit offset by a lower average borrowed amount.

         Interest expense increased to $1,074,000 in 2001 from $841,000 in 2000. The increase was primarily due to a higher average borrowed amount in 2001 compared to 2000 offset by a decrease in the effective interest rate on the line of credit.

INCOME TAXES AND NET OPERATING LOSSES

         The Company recorded a provision for income taxes of $221,000 for 2002 compared to $1,117,000 in 2001. The decrease was due to less pre-tax income. A lower effective tax rate in 2001 resulted from a reduction of $370,000 in the deferred tax valuation allowance, net of effect of a net operating loss (NOL) attribute reduction during 2001 resulting from the determination that certain deferred tax assets were more likely than not to be realized.

         The Company has NOL carryovers of approximately $7 million at December 28, 2002, which may be available to reduce taxable income and in turn income taxes payable in future years. However, future utilization of these loss and credit carryforwards is subject to certain significant limitations under provisions of the Internal Revenue Code including limitations subject to Section 382, which relate to a 50 percent change in control over a three-year period, and are further dependent upon the Company maintaining profitable operations. The Company believes that the issuance of Common Stock during 1999 resulted in an "ownership change" under Section 382. Accordingly, the Company's ability to use net operating loss carryforwards generated prior to February 1999 may be limited to approximately $56,000 per year, or less than $1 million through 2018.

         As of its 2002 and 2001 year-ends, the Company had recorded cumulative valuation allowances of $2,998,000 against its net deferred tax assets due to the uncertainty of their realization. The reduction in the valuation allowance during 2001 was due to the aforementioned determination that certain deferred tax assets are more likely than not to be realized and to the effect of an NOL attribute reduction. The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. At December 28, 2002, the remaining valuation allowance is principally due to the Section 382 limitation of its NOL's and tax credits.

LIQUIDITY AND CAPITAL RESOURCES

         At December 28, 2002, the Company had working capital of $5,003,000 compared to $3,188,000 at December 29, 2001. Cash and cash equivalents increased to $2,802,000 at December 28, 2002 from $506,000 at December 29, 2001. Net cash provided by operating activities was $3,307,000 in 2002 compared to net cash used in operating activities of $1,124,000 in 2001. The cash provided by operating activities was primarily due to a decrease in receivables, an increase in accounts payable, and net income plus non-cash expenses offset by an increase in inventories. During 2002, inventories increased by $1,568,000 principally due to more and larger stores and receivables decreased $3,246,000 principally due to the overall decrease in volume related to the California recycling contracts.

         Net cash used in investing activities was $498,000 in 2002 compared to $910,000 in 2001. The cash used in investing activities in 2002 was primarily related to leasehold improvements for new stores offset by the proceeds of disposal of certain equipment. The cash used in investing activities in 2001 was primarily due to the continued upgrade of computer systems and the purchase of equipment related to the refrigerator recycling program. The Company did not have any material purchase commitments for assets as of December 28, 2002.

         Net cash used in financing activities was $513,000 in 2002 compared to net cash provided by financing activities of $2,238,000 in 2001. The cash used in financing activities was primarily due to decreased borrowings under the line of credit in 2002 and payments on long-term liabilities offset by proceeds from long-term obligations.

         As of December 28, 2002, the Company had a $10,000,000 line of credit with a lender. The interest rate as of December 28, 2002 was 5.50%. The amount of borrowings available under the line of credit is based on a formula using receivables and inventories. The line of credit has a stated maturity date of August 30, 2004 and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time. The line of credit is secured by substantially all the Company's assets and requires minimum monthly interest payments of $37,500 regardless of the outstanding principal balance. The lender also has an inventory repurchase agreement with Whirlpool Corporation for purchases from Whirlpool only that secures the line of credit. The line requires that the Company meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt the Company can incur, limits the amount of spending on fixed assets and limits payments of dividends. The Company's unused borrowing capacity was $367,000 at December 28, 2002 and $193,000 at February 28, 2003.

         A summary of the Company's contractual cash obligations at December 28, 2002 is as follows:

                   ---------------------------------------------------------------------------------------------------------
                                                         CASH PAYMENTS DUE BY PERIOD
------------------ --------------- --------------- --------------- --------------- ------------- ------------ --------------
CONTRACTUAL CASH
OBLIGATIONS                                                                                                          2008 AND
                            TOTAL            2003            2004            2005          2006          2007      THEREAFTER
------------------ --------------- --------------- --------------- --------------- ------------- ------------ --------------
Long-term debt,       $ 8,135,000       $ 502,000       $ 502,000       $ 546,000     $ 451,000     $448,000     $5,686,000
including
interest
------------------ --------------- --------------- --------------- --------------- ------------- ------------ --------------
Operating leases      $ 6,127,000      $1,813,000      $1,529,000      $1,478,000     $ 795,000     $405,000       $107,000
------------------ --------------- --------------- --------------- --------------- ------------- ------------ --------------
Total                 $14,262,000      $2,315,000      $2,031,000      $2,024,000    $1,246,000     $853,000     $5,793,000
contractual cash
obligations
------------------ --------------- --------------- --------------- --------------- ------------- ------------ --------------

         We also have a commercial commitment as described below:

------------------------------- ----------------------------- ------------------------------ -------------------------------
       OTHER COMMERCIAL                 TOTAL AMOUNT
          COMMITMENT                     COMMITTED               OUTSTANDING AT 12/28/02           DATE OF EXPIRATION
------------------------------- ----------------------------- ------------------------------ -------------------------------
        Line of credit                  $10,000,000                    $3,515,000                   August 30, 2004
------------------------------- ----------------------------- ------------------------------ -------------------------------

         We believe that the Company's cash balance, availability under the Company's line of credit, if needed, and anticipated cash flows from operations will be adequate to fund the Company's cash requirements for fiscal 2003.

         During 2000, the Company recognized a gain of $275,000 from the sale of the ApplianceSmart outlet property in Saint Paul, Minnesota and recognized the remaining deferred gain of $60,000 in 2001 when the original lease expired. The Company operated this outlet under an operating lease until February 2003.

        In June 2001, the Company signed a contract ("the Appliance Early Retirement and Recycling Program") with the California Public Utilities Commission ("CPUC") to operate a refrigerator/freezer/room air conditioner recycling program in San Diego and surrounding areas; a six-county region in California's Central Valley, including the cities of Fresno and Stockton; and the seven-county Bay Area, including the city of San Francisco. The Company started taking customer orders for the Appliance Early Retirement and Recycling Program in San Diego in June. The CPUC budgeted $14 million to fund the recycling program. The budget allocation included $50 incentive payments to participants for refrigerators and freezers and $25 incentive payments for room air conditioners. The program was completed August 31, 2002.

         In July 2002, the Company signed a contract in support of California's Statewide Residential Recycling Program for 2002 to be administered by Edison. This contract was effective April 1, 2002 and continued until December 31, 2002. Recycling services for this statewide program included customers of Edison, Pacific Gas and Electric ("PG&E") and San Diego Gas and Electric ("SDG&E"). The Company was responsible for advertising in the PG&E and SDG&E areas only. Edison was responsible for advertising in the Edison area.

         In September 2002, the Company refinanced its building in St. Louis Park, Minnesota and used the proceeds to pay down long-term debt. The new long-term debt is for $3,470,000. The terms include a 20 year amortization, a 10 year balloon and a variable interest rate based on 30-day LIBOR. The interest rate as of December 28, 2002 was 4.5191%.

         In December 2002, the Company refinanced its building in Compton, California. Currently, the proceeds are included in the cash and cash equivalents. The new long-term debt is for $2,000,000. The terms include a 20 year amortization, a 10 year balloon and an interest rate of 6.85%.

         The Company believes, based on the anticipated revenues from the expected Statewide Residential Recycling Program contract, the anticipated sales per retail store and its anticipated gross profit, that its cash balance, anticipated funds generated from operations and its current line of credit will be sufficient to finance its operations and capital expenditures through December 2003. The Company's total capital requirements for 2003 will depend upon, among other things as discussed below, the recycling volumes generated from the expected Statewide Residential Recycling Program in 2003 and the number and size of retail stores operating during the fiscal year. Currently, the Company has three centers and eight stores in operation. If revenues are lower than anticipated or expenses are higher than anticipated, the Company may require additional capital to finance operations. Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (common or preferred stock) or other securities. There can be no assurance that such additional sources of financing will be available on terms satisfactory to the Company or permitted by the Company's current lender.

FORWARD-LOOKING STATEMENTS

         Statements contained in this annual report regarding the Company's future operations, performance and results, and anticipated liquidity discussed herein are forward-looking and therefore are subject to certain risks and uncertainties, including, but not limited to, those discussed herein. Any forward-looking information regarding the operations of the Company will be affected primarily by the Company's continued ability to purchase product from Whirlpool, Maytag, Frigidaire and GE at acceptable prices and the ability and timing of Edison to deliver units under the expected Statewide Residential Recycling Program contract, currently being reviewed by California regulatory authorities, with the Company. In addition, any forward-looking information will also be affected by the ability of individual retail stores to meet planned revenue levels, the rate of sustainable growth in the number of retail stores, the speed at which individual retail stores reach profitability, costs and expenses being realized at higher than expected levels, the Company's ability to secure an adequate supply of special buy appliances for resale and the continued availability of the Company's current line of credit.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MARKET RISK AND IMPACT OF INFLATION

         The Company does not believe there is any significant risk related to interest rate fluctuations on the long-term debt with fixed rates. However, there is interest rate risk on the line of credit since its interest rate floats with the prime rate and on approximately $3,500,000 in long-term debt entered into in September 2002 since its interest rate is based on LIBOR. Also, the Company believes that inflation has not had a material impact on the results of operations for each of the fiscal years in the three-year period ended December 28, 2002. However, there can be no assurances that future inflation will not have an adverse impact on the Company's operating results and financial conditions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Description                                                                                   Page
         -----------                                                                                   ----
         Independent Auditor's Report...................................................................24
         Consolidated Balance Sheet as of December 28, 2002
              and December 29, 2001.....................................................................25
         Consolidated Statement of Operations for the three years
              ended December 28, 2002...................................................................26
         Consolidated Statement of Shareholders' Equity for the three years ended December 28, 2002...................................................................27
         Consolidated Statement of Cash Flows for the three years
              ended December 28, 2002...................................................................28
         Notes to Consolidated Financial Statements.....................................................29

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
Appliance Recycling Centers of America, Inc.
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheet of Appliance Recycling Centers of America, Inc. and Subsidiaries as of December 28, 2002 and December 29, 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three year period ended December 28, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Appliance Recycling Centers of America, Inc. and Subsidiaries as of December 28, 2002 and December 29, 2001, and the results of their operations and their cash flows for each of the years in the three year period ended December 28, 2002, in conformity with accounting principles generally accepted in the United States of America.


McGLADREY & PULLEN, LLP


Minneapolis, Minnesota
February 17, 2003

 APPLIANCE RECYCLING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEET

                                                          DECEMBER 28,    December 29,
                                                                  2002            2001
--------------------------------------------------------------------------------------
ASSETS  (NOTE 3)

CURRENT ASSETS
Cash and cash equivalents                                 $  2,802,000    $    506,000
Accounts receivable, net of allowances of
  $26,000 and $100,000, respectively (Note 9)                1,129,000       4,375,000
Inventories, net of reserves of $548,000
  and $464,000, respectively                                 8,316,000       6,748,000
Refundable income taxes                                        523,000              --
Deferred income taxes (Note 7)                                 490,000         576,000
Other current assets                                           448,000         174,000
                                                          ------------    ------------
  Total current assets                                      13,708,000      12,379,000
                                                          ------------    ------------
PROPERTY AND EQUIPMENT, at cost (Notes 2 and 4)
Land                                                         2,050,000       2,050,000
Buildings and improvements                                   3,945,000       3,779,000
Equipment                                                    4,979,000       4,689,000
                                                          ------------    ------------
                                                            10,974,000      10,518,000
Less accumulated depreciation                                4,763,000       4,291,000
                                                          ------------    ------------
  Net property and equipment                                 6,211,000       6,227,000
                                                          ------------    ------------
OTHER ASSETS                                                   320,000         330,000
                                                          ------------    ------------
  Total assets                                            $ 20,239,000    $ 18,936,000
                                                          ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Line of credit (Note 3)                                   $  3,515,000    $  4,708,000
Current maturities of long-term obligations                    259,000         401,000
Accounts payable                                             2,929,000       1,960,000
Accrued expenses (Note 5)                                    1,273,000       1,365,000
Income taxes payable                                           729,000         757,000
                                                          ------------    ------------
  Total current liabilities                                  8,705,000       9,191,000
LONG-TERM OBLIGATIONS, less current maturities (Note 4)      5,424,000       4,280,000
DEFERRED INCOME TAX LIABILITIES (Note 7)                       373,000          68,000
                                                          ------------    ------------
  Total liabilities                                         14,502,000      13,539,000
                                                          ------------    ------------
COMMITMENTS (Note 6)
SHAREHOLDERS' EQUITY (Notes 3 and 8)
Common Stock, no par value; authorized 10,000,000
  shares; issued and outstanding 2,324,000 and
  2,297,000 shares in 2002 and 2001, respectively           11,368,000      11,360,000
Accumulated deficit                                         (5,631,000)     (5,963,000)
                                                          ------------    ------------
  Total shareholders' equity                                 5,737,000       5,397,000
                                                          ------------    ------------
  Total liabilities and shareholders' equity              $ 20,239,000    $ 18,936,000
                                                          ============    ============

 See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

                                                                 For the fiscal year ended
----------------------------------------------------------------------------------------------------
                                                        DECEMBER 28,    December 29,    December 30,
                                                                2002            2001            2000
                                                        --------------------------------------------
REVENUES (Note 9)
  Retail                                                $ 29,893,000    $ 22,037,000    $ 12,379,000
  Recycling                                               14,625,000      20,506,000       8,140,000
  Byproduct                                                1,202,000       1,267,000         960,000
                                                        ------------    ------------    ------------

  Total revenues                                          45,720,000      43,810,000      21,479,000

COST OF REVENUES (Note 9)                                 29,946,000      26,481,000      12,558,000
                                                        ------------    ------------    ------------

  Gross profit                                            15,774,000      17,329,000       8,921,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (Note 2)     14,032,000      12,580,000       6,958,000
                                                        ------------    ------------    ------------

  Operating income                                         1,742,000       4,749,000       1,963,000

OTHER INCOME (EXPENSE)
  Other income                                                47,000          88,000         385,000
  Interest expense                                        (1,236,000)     (1,074,000)       (841,000)
                                                        ------------    ------------    ------------

  Income before provision for
     income taxes                                            553,000       3,763,000       1,507,000

PROVISION FOR INCOME TAXES (Note 7)                          221,000       1,117,000         580,000
                                                        ------------    ------------    ------------

  Net income                                            $    332,000    $  2,646,000    $    927,000
                                                        ============    ============    ============

BASIC EARNINGS PER COMMON SHARE                         $       0.14    $       1.15    $       0.41
                                                        ============    ============    ============

DILUTED EARNINGS PER COMMON SHARE                       $       0.11    $       0.86    $       0.32
                                                        ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:
  Basic                                                    2,320,000       2,291,000       2,287,000
                                                        ============    ============    ============
  Diluted                                                  3,025,000       3,068,000       2,889,000
                                                        ============    ============    ============

See Notes to Consolidated Financial Statements

APPLIANCE RECYCLING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                         Accumulated
                                                         Common Stock       Deficit            Total
                                                         ------------       -------            -----
BALANCE, JANUARY 1, 2000                                  $11,345,000     $(9,536,000)       $1,809,000
  Warrants issued to vendor (Note 8)                           15,000               -            15,000
  Net income                                                        -         927,000           927,000
-------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 30, 2000                                 11,360,000      (8,609,000)        2,751,000
  Net income                                                        -       2,646,000         2,646,000
-------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 29, 2001                                 11,360,000      (5,963,000)        5,397,000
  Exercise of stock options (Note 8)                            8,000               -             8,000
  Net income                                                        -         332,000           332,000
-------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 28, 2002                                $11,368,000     $(5,631,000)       $5,737,000
=======================================================================================================

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                     For the fiscal year ended
-------------------------------------------------------------------------------------------------------
                                                             DECEMBER 28,   December 29,   December 30,
                                                                     2002           2001           2000
                                                              -----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                 $   332,000    $ 2,646,000    $   927,000
   Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
   Depreciation and amortization                                  507,000        483,000        385,000
   Write-off of deferred financing fees and debt discount         258,000             --             --
   (Gain) loss on sale of property and equipment                    7,000        (60,000)      (271,000)
   Accretion of long-term debt discount                            46,000         43,000         39,000
   Deferred income taxes                                          391,000       (400,000)       (33,000)
   Change in current assets and liabilities:
      Receivables                                               3,246,000     (2,644,000)      (279,000)
      Inventories                                              (1,568,000)    (2,515,000)    (2,647,000)
      Other assets                                               (238,000)       (27,000)      (189,000)
      Accounts payable and accrued expenses                       877,000      1,110,000        436,000
      Current Income taxes                                       (551,000)       240,000        442,000
                                                              -----------    -----------    -----------
        Net cash provided by (used in) operating activities     3,307,000     (1,124,000)    (1,190,000)
                                                              -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                           (598,000)      (910,000)      (609,000)
   Proceeds from disposals of property and equipment              100,000             --        667,000
                                                              -----------    -----------    -----------
        Net cash provided by (used in) investing activities      (498,000)      (910,000)        58,000
                                                              -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings (payments) under line of credit              (1,193,000)     2,306,000      1,514,000
   Payments on long-term obligations                           (4,648,000)      (350,000)      (377,000)
   Proceeds from long-term obligations                          5,470,000        282,000         77,000
   Payments of deferred financing fees                           (150,000)            --             --
   Proceeds from issuance of common stock                           8,000             --             --
                                                              -----------    -----------    -----------
        Net cash provided by (used in) financing activities      (513,000)     2,238,000      1,214,000
                                                              -----------    -----------    -----------

   Increase in cash and cash equivalents                        2,296,000        204,000         82,000

CASH AND CASH EQUIVALENTS
   Beginning                                                      506,000        302,000        220,000
                                                              -----------    -----------    -----------
   Ending                                                     $ 2,802,000    $   506,000    $   302,000
                                                              ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
   Interest                                                   $ 1,056,000    $ 1,031,000    $   802,000
   Income taxes, net                                              439,000        279,000        177,000
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

FISCAL YEAR: The Company uses a 52-53 week fiscal year. The Company's 2002 fiscal year (2002) ended December 28, 2002, its 2001 fiscal year (2001) ended December 29, 2001 and its 2000 fiscal year (2000) ended December 30, 2000. All such fiscal years contain 52 weeks.

REVENUE RECOGNITION: The Company recognizes revenue from appliance sales in the period the appliances are sold. Revenue from appliance recycling is recognized when a unit is collected and processed. Byproduct revenue is recognized upon shipment.

The Company defers revenue under certain appliance extended warranty arrangements it services and recognizes the revenue over the related terms of the warranty contracts. On extended warranty arrangements sold by the Company but serviced by others for a fixed portion of the warranty sales price, the Company recognizes revenue for the net amount retained at the time of sale.

Shipping and handling charges to customers are included in the revenues. Shipping and handling costs incurred by the Company are included in cost of revenues.

PRODUCT WARRANTY: The Company provides a warranty for the replacement or repair of certain defective units. The Company's standard warranty policy requires the Company to repair or replace certain defective units at no cost to its customers. The Company estimates the costs that may be incurred under its warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company's warranty liability for covered units include the number of units sold, historical and anticipated rates of warranty claims on these units, and the cost of these claims. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company's warranty liability are as follows:

                             2002           2001          2000
--------------------------------------------------------------------------------
Balance, beginning         $187,000       $106,000      $ 57,000
   Standard accrual
     based on units sold    203,000        301,000       197,000
   Actual costs incurred   (134,000)      (253,000)     (167,000)
   Periodic accrual
     adjustments           (174,000)        33,000        19,000
                           --------       --------      --------
Balance, ending            $ 82,000       $187,000      $106,000
                           ========       ========      ========

TRADE RECEIVABLES: Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history, and current economic conditions. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. A trade receivable is considered to be past due if any portion of the receivable balance is outstanding for more than 90 days.

CASH AND CASH EQUIVALENTS: For purposes of reporting cash flows, the Company considers all cash and money-market funds with an initial maturity of three months or less to be cash equivalents. The Company maintains its cash in bank deposit and money-market accounts which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts.

INVENTORIES: Inventories, consisting principally of appliances, are stated at the lower of cost, first-in, first-out (FIFO), or market and consist of:

                                2002               2001
-------------------------------------------------------
Finished goods            $8,596,000         $6,957,000
Work-in-process-
unrefurbished units          268,000            255,000
Less reserves               (548,000)          (464,000)
                          ----------         ----------
                          $8,316,000         $6,748,000

The Company provides estimated reserves for the realizability of its appliance inventories, including adjustments to market, based on various factors including the age of such inventory and management's assessment of the need for such allowances.

DEFERRED GAIN: In the third quarter of 2000, the Company sold its ApplianceSmart(R) outlet property in Saint Paul, Minnesota. The Company operated this outlet until February 2003 under this lease. The Company recognized $275,000 of the gain on this transaction in 2000 and the remaining $60,000 gain in 2001 when the original lease term expired.

PROPERTY AND EQUIPMENT: Depreciation is computed using straight-line and accelerated methods over the following estimated useful lives:

                                      Years
    Buildings and improvements       18 - 30
    Equipment                          3 - 8

SOFTWARE DEVELOPMENT COSTS: The Company capitalizes software developed for internal use in accordance with Statement of Position 98-1 and is amortizing such costs over their estimated useful life of five years. Costs capitalized were $221,000, $225,000, and $215,000 for the fiscal years of 2002, 2001 and
2000, respectively.

ACCOUNTING FOR LONG-LIVED ASSETS: The Company reviews its property, equipment and goodwill periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future net cash flows be less than the carrying value, the Company recognizes an impairment loss at that time. An impairment loss is measured by comparing the amount by which the carrying value exceeds the fair value (estimated discounted future cash flows or appraisal of assets) of the long-lived assets. Also see Note 2.

DEFERRED FINANCING FEES: Deferred financing fees are presented in the consolidated balance sheet as a component of other assets and are reported net of accumulated amortization. Amortization expense is determined on a straight-line basis over the term of the underlying debt.

ADVERTISING EXPENSE: Advertising is expensed as incurred, and was $1,823,000, $1,487,000 and $884,000 for the fiscal years of 2002, 2001 and 2000, respectively.

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

In arriving at diluted weighted-average shares and per share amounts, options and warrants (see Note 8) with exercise prices below average market prices, for the respective fiscal quarters in which they were dilutive, were included using the treasury stock method. The number of additional shares is calculated by assuming the outstanding stock options and warrants were exercised and that the proceeds from such exercises were used to acquire common stock at the average market price during the year. The dilutive effect of these additional shares for the fiscal years of 2002, 2001 and 2000 was to increase the weighted average shares outstanding by 705,000, 777,000 and 602,000, respectively.

STOCK-BASED COMPENSATION: The Company regularly grants options to its employees under various plans as described in Note 8. As permitted under accounting principles generally accepted in the United States of America, these grants are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, compensation cost would be recognized for those grants whose exercise price is less than the fair market value of the stock on the date of grant. There was no compensation expense recorded for employee grants for the fiscal years of 2002, 2001 and 2000.

The Company also grants options and warrants to nonemployees for goods and services and in conjunction with certain agreements. These grants are accounted for under FASB Statement No. 123 based on the grant date fair values.

Had compensation cost for all of the employee stock-based compensation grants and warrants issued been determined based on the fair values at the grant date consistent with the provisions of Statement No. 123, the Company's net income and net income per basic and diluted common share would have been as indicated below.

                               2002              2001             2000
--------------------------------------------------------------------------------
Net income:
   As reported            $     332,000    $   2,646,000    $     927,000
   Deduct pro forma
     stock-based
     compensation,
     net of the related
     tax effects                (80,000)         (58,000)         (68,000)
                          -------------    -------------    -------------
   Pro forma              $     252,000    $   2,588,000    $     859,000
                          =============    =============    =============
Basic earnings
  per share:
   As reported            $        0.14    $        1.15    $        0.41
   Pro forma              $        0.11    $        1.13    $        0.38
Diluted earnings
  per share:
   As reported            $        0.11    $        0.86    $        0.32
   Pro forma              $        0.08    $        0.84    $        0.30

The above pro forma effects on net income and net income per basic and diluted common share are not likely to be representative of the effects on reported net income or net income per common share for future years because options vest over several years and additional awards generally are made each year.

COMPREHENSIVE INCOME: Comprehensive income is equivalent to net income in the statement of operations.

SEGMENT INFORMATION: The Company has one operating segment. Although certain separate financial information by retail store, or retail store and recycling center, is available to management, the Company is managed as a unit. Specifically, the Company does not measure profit or loss or maintain assets separately for its products or revenue sources (retail appliance sales, appliance recycling including recycling services for utilities, and byproduct sales).

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

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. This statement requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, this statement states the liability should be initially measured at fair value. The statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of this pronouncement will have a material effect on its consolidated financial statements.

In January 2003, the FASB issued Statement No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE. This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement also amends the disclosure requirements of Statement No. 123 to require more prominent and frequent disclosures in the financial statements about the effects of stock-based compensation. The transitional guidance and annual disclosure provisions of this statement are effective for the December 28, 2002, consolidated financial statements. The interim reporting disclosure requirements will be effective for the Company's March 29, 2003, 10-Q. Because the Company continues to account for employee stock-based compensation under APB Opinion No. 25, the transitional guidance of Statement No. 148 had no effect on the Company's consolidated financial statements. However, the December 28, 2002, consolidated financial statements have incorporated the enhanced disclosure requirements of Statement No. 148.

In January 2003, the FASB issued Interpretation No. 45 ("FIN 45"), GUARANTOR'S ACCOUNTING AND DISCLOSURE

REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS. FIN 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain guarantees. It also elaborates on the disclosures in FASB Statement No. 5, ACCOUNTING FOR CONTINGENCIES, which are to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued, even when the likelihood of making any payments under the guarantees is remote. The December 28, 2002, consolidated financial statements have incorporated the enhanced disclosure requirements of FIN 45, as presented in Note 1 to the financial statements under the caption "Product warranty."

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), CONSOLIDATION OF VARIABLE INTEREST ENTITIES. This interpretation establishes standards for identifying a variable interest entity and for determining under what circumstances a variable interest entity should be consolidated with its primary beneficiary. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The disclosure requirements of FIN 46 currently apply to the Company and the balance of the requirements will apply to the Company as of the 3rd Quarter of 2003. The Company does not believe that the adoption of this pronouncement will have a material effect on its consolidated financial statements.

NOTE 2. MARKET CLOSINGS AND LOSS ON IMPAIRED ASSETS

In April 2000, the Company closed a retail store in the Minneapolis market. In connection therewith, the Company wrote off leasehold improvements of approximately $71,000.

In December 2002, the Company closed a retail store in the Dayton, Ohio market and incurred expenses of $108,000 for the remaining lease payments and write off of leasehold improvements.

In February 2003, the Company closed a retail store in the Minneapolis market which resulted in no closing costs.

NOTE 3. LINE OF CREDIT

At December 28, 2002, the Company had a $10 million line of credit with a lender. The interest rate as of December 28, 2002 was 5.50%. The amount of borrowings available under the line of credit is based on a formula using receivables and inventories. The line of credit has a stated maturity date of August 30, 2004, if not renewed, and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time. The line of credit is secured by substantially all the Company's assets, and requires minimum monthly interest payments of $37,500 regardless of the outstanding principal balance. The lender is also secured by an inventory repurchase agreement with Whirlpool Corporation for purchases from Whirlpool only. The loan requires that the Company meet certain covenants, provides payment penalties for noncompliance, limits the amount of other debt the Company can incur, limits the amount of spending on fixed assets and limits payments of dividends. At December 28, 2002 the Company's unused borrowing capacity under this line was $367,000.

NOTE 4. LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following:
                                                      2002              2001
------------------------------------------------------------------------------
13.00% note payable,
   due in monthly
   interest payments of $541
   with balance due
   September 2005,
   secured by equipment                           $   50,000        $3,072,000

Adjustable rate mortgage
   based on a 30 day LIBOR
   rate plus 2.7%, adjusted
   yearly, monthly payments
   include interest and principal,
   and are based on a 20 year
   amortization, due October
   2012, secured  by land
   and building                                    3,452,000                 -

6.85% mortgage, due in monthly
   installments of $15,326,
   including interest, due January
   2013, secured by land and
   building                                        2,000,000                 -

Other                                                181,000         1,609,000
                                                  ----------        ----------
                                                   5,683,000         4,681,000
Less current maturities                              259,000           401,000
                                                  ----------        ----------
                                                  $5,424,000        $4,280,000
                                                  ==========        ==========

The future annual maturities of long-term obligations are as follows:

Fiscal year
2003                                             $   259,000
2004                                                 216,000
2005                                                 206,000
2006                                                 238,000
2007                                                 196,000
2008 and thereafter                                4,568,000
                                                 -----------
                                                 $ 5,683,000
                                                 ===========

NOTE 5. ACCRUED EXPENSES

Accrued expenses were as follows:

                                       2002           2001
------------------------------------------------------------
Compensation and benefits          $  813,000     $  936,000
Warranty expense                       82,000        187,000
Other                                 378,000        242,000
                                   ----------     ----------
                                   $1,273,000     $1,365,000
                                  ===========     ==========

NOTE 6. COMMITMENTS

OPERATING LEASES: The Company leases certain of its retail stores and recycling center facilities and equipment under noncancelable operating leases. The leases require the payment of taxes, maintenance, utilities and insurance.

Minimum future rental commitments under noncancelable operating leases as of December 28, 2002 are as follows:

Fiscal Year
2003                                             $ 1,813,000
2004                                               1,529,000
2005                                               1,478,000
2006                                                 795,000
2007                                                 405,000
2008 and thereafter                                  107,000
                                                 -----------
                                                 $ 6,127,000
                                                 ===========

Rent expense for fiscal years of 2002, 2001 and 2000 was $1,973,000, $1,519,000 and $420,000, respectively.

CONTRACTS: The Company has entered into contracts with three of its appliance vendors. Under the agreements there are no minimum purchase commitments, however, the Company has agreed to indemnify the vendors for certain claims, allegations or losses with respect to appliances sold by the Company. Also see
Note 9.

NOTE 7. INCOME TAXES

The provision for income taxes consisted of the following:

                        2002           2001           2000
------------------------------------------------------------
Current:
  Federal           $ (170,000)    $1,289,000       $496,000
  State                      -        228,000        117,000
Deferred               391,000       (400,000)       (33,000)
                    ----------     ----------       --------
                    $  221,000     $1,117,000       $580,000
                    ==========     ==========       ========

A reconciliation of the Company's income tax expense with the federal statutory tax rate is shown below:

                        2002           2001           2000
------------------------------------------------------------
Income tax
  expense at
  statutory rate     $ 188,000    $ 1,278,000      $ 511,000
State taxes net
  of federal
  tax effect            25,000        189,000         99,000
Permanent
  differences
  and other              8,000         20,000         33,000
Change in
  valuation
  allowance, net
  of effect of
  NOL attribute
  reduction                  -       (370,000)       (63,000)
                     ---------    -----------      ---------
                     $ 221,000    $ 1,117,000      $ 580,000
                     =========    ===========      =========

The components of net deferred tax assets are as follows:

                                      2002           2001
------------------------------------------------------------
Deferred tax assets:
  Net operating loss
    carryforwards                 $ 2,834,000    $ 2,834,000
  Federal and state tax credits       199,000        199,000
  Reserves                            362,000        409,000
  Accrued expenses                     93,000        132,000
                                  -----------    -----------
    Gross deferred tax assets     $ 3,488,000    $ 3,574,000
Valuation allowance                (2,998,000)    (2,998,000)
                                  -----------   ------------
                                  $   490,000    $   576,000
                                  ===========    ===========

Deferred tax liabilities:
  Property and equipment          $   373,000    $    68,000
                                  ===========    ===========

At December 28, 2002, the Company had a valuation allowance against deferred tax assets to reduce the total to an amount management believes is appropriate. Realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The reduction in the valuation allowance during 2001 was due to the determination that certain deferred tax assets are more likely than not to be realized and to the effect of an NOL attribute reduction.

At December 28, 2002, the Company had net operating loss ("NOL") carryforwards expiring as follows:

Expiration                           Amount
----------                           ------
2011                               $3,296,000
2012                               $1,144,000
2018                               $2,645,000

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

NOTE 8. SHAREHOLDERS' EQUITY

STOCK OPTIONS: The Company has two Stock Option Plans (the "Plans") that permit the granting of "incentive stock options" meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified options that do not meet the requirements of Section 422. The Plans have 150,000 and 600,000 shares, respectively, available for grant. The options that have been granted under the Plans are exercisable for a period of five to ten years from the date of grant and vest over a period of six months to five years from the date of grant.

The pro forma fair value of each option grant as presented in Note 1 to the financial statements is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                         2002      2001     2000
--------------------------------------------------------------------------------
Expected dividend yield                     -         -        -
Expected stock price volatility          79.7%     82.3%    79.7%
Risk-free interest rate                   1.4%      6.2%     6.0%
Expected life of options (years)            3          3       3
--------------------------------------------------------------------------------

Additional information relating to all outstanding options is as follows:

                                          Weighted Average
                           Shares         Exercise Price
--------------------------------------------------------------------------------
Outstanding at
  January 1, 2000         237,000             $  3.36
  Granted                 180,000             $  2.22
  Cancelled               (44,000)            $  5.20
--------------------------------------------------------------------------------
Outstanding at
  December 30, 2000       373,000             $  2.59
  Granted                  56,000             $  1.82
  Cancelled               (21,000)            $ 17.52
--------------------------------------------------------------------------------
Outstanding at
  December 29, 2001       408,000             $  1.98
  Granted                  57,000             $  3.77
  Exercised                (8,000)            $  0.96
  Cancelled               (20,000)            $  3.60
--------------------------------------------------------------------------------
Outstanding at
  December 28, 2002       437,000             $  2.16
--------------------------------------------------------------------------------

The weighted average fair value per option of options granted during fiscal years 2002, 2001 and 2000 was $1.65, $0.86 and $0.90, respectively.

The following tables summarize information about stock options outstanding as of December 28, 2002:

                             OPTIONS OUTSTANDING
                                       Weighted
                                        Average
                                      Remaining     Weighted
Range of                Number of   Contractual      Average
Exercise                  Options       Life in     Exercise
Prices                Outstanding         Years        Price
------------------------------------------------------------
$10.52                      8,000           0.5       $10.52
$4.05 to $4.30             39,000           8.0        $4.15
$2.38 to $3.50             48,000           4.1        $2.55
$0.75 to $2.20            259,000           3.5        $1.93
$0.59 to $0.65             83,000           3.4        $0.63
                          -------
                          437,000                      $2.13
                          =======

                             OPTIONS EXERCISABLE
Range of                   Number of            Weighted
Exercise                     Options             Average
Prices                   Exercisable      Exercise Price
--------------------------------------------------------
$10.52                      8,000              $10.52
$4.05 to $4.30             23,000               $4.05
$2.38 to $3.50             48,000               $2.55
$0.75 to $2.20            163,000               $1.78
$0.59 to $0.65             83,000               $0.62
                          -------
                          325,000               $2.01
                          =======

The following table summarizes options exercisable for stock options outstanding as of December 29, 2001 and December 30, 2000:

                      December 29,        December 30,
                             2001                2000
-----------------------------------------------------
Number of options
  exercisable             275,000             188,000
Weighted average
  exercise price            $1.77               $3.34

WARRANTS: The Company has adopted the provisions of SFAS No. 123 in accounting for its warrants issued for financing or services. Accordingly, the expense, if any, applicable to the value of such warrants is recognized as of the date of grant. Such warrants are generally issued to non-employees.

In September 1998, the Company entered into a loan agreement with a lender resulting in gross proceeds to the Company of $3.5 million. In connection with this loan, the Company issued the lender a warrant to purchase 700,000 shares of Common Stock at an adjustable exercise price, which is currently $0.60 per share. The Company also issued to an investment banker associated with this transaction a warrant to purchase 125,000 shares of Common Stock at $2.50 per share. The portion of the gross loan proceeds ascribed to the aforementioned warrants issued in conjunction with this debt financing was $307,000 as determined using the Black-Scholes method. During 2002, 32,136 warrants were exercised resulting in the issuance of 14,872 shares of common stock.

During 2001, 53,750 warrants related to a 1998 financing transaction were exercised resulting in the issuance of 9,768 shares of common stock and 15,000 of warrants from the same financing transaction expired.

In February 1999, in connection with a private placement, the Company issued warrants to purchase 83,000 shares of Common stock at $0.50 per share, subject to adjustment. During 2002, 4,000 warrants were exercised resulting in the issuance of 3,506 shares of Common Stock.

In March 1999, the Company issued to a board member at that time, 5,000 warrants to purchase the Company's Common Stock at $0.625 per share, the market value of the Company's stock at the date of grant.

In April 1999, the Company issued to a vendor 50,000 warrants to purchase common stock at $0.625 per share. In February 2003, 20,000 warrants were exercised resulting in the issuance of 20,000 shares of Common Stock.

All issued warrants are exercisable and expire as follows: 92,874 in 2003; 129,000 in 2004; 700,000 in 2007 and 5,000 in 2009.

PREFERRED STOCK: The Company's amended Articles of Incorporation authorize two million shares of Preferred Stock of the Company ("Preferred Stock") which may be issued from time to time in one or more series having such rights, powers, preferences and designations as the Board of Directors may determine. To date no such preferred shares have been issued.

NOTE 9.  MAJOR CUSTOMERS AND SUPPLIERS

Revenues from two major recycling customers as a percentage of total revenues are as follows:

                           2002       2001           2000
---------------------------------------------------------
Revenue percentage:
    Customer A              13%        29%            30%
    Customer B              12%         9%             -

As of December 28, 2002, the Company had a receivable from Customer A of $399,000 and Customer B of $49,000.

During the three year period ended December 28, 2002, the Company purchased a vast majority of appliances for resale from three suppliers. The Company has and is continuing to secure other vendors from which to purchase appliances. However, the loss of one of these suppliers or any appliance supplier could adversely affect Company's operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No changes in or disagreements with accountants have occurred within the two-year period ended December 28, 2002 that required reporting on Form 8-K.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         Information regarding directors and executive officers of the Company is set forth under the headings "Nominees and Information Concerning Officers and Key Employees who are not Directors" and "Section 16 (a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its 2003 Annual Meeting of Shareholders to be held April 24, 2003, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Information regarding Executive Compensation is set forth under the heading "Executive Compensation and Stock Options Granted and Exercised in Last Fiscal Year" in the Company's definitive Proxy Statement for its 2003 Annual Meeting of Shareholders to be held April 24, 2003, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

         Information regarding security ownership of certain beneficial owners and management is set forth under the heading "Common Stock Ownership" in the Company's definitive Proxy Statement for its 2003 Annual Meeting of Shareholders to be held April 24, 2003, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions is set forth under the heading "Nominees and Information Concerning Officers and Key Employees who are not Directors" in the Company's definitive Proxy Statement for its 2003 Annual Meeting of Shareholders to be held April 24, 2003, and is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

         Within 90 days prior to the date of this annual report, the Company carried out an evaluation, under the supervision and participation of management, including the chief executive office and chief financial officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based upon the evaluation, the chief executive officer and chief financial officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information required to be included in periodic SEC filings. There were no significant changes to internal controls or in other factors that could significantly affect such internal controls subsequent to the date that the evaluation was conducted.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

                                                         McGLADREY & PULLEN, LLP

                  Minneapolis, Minnesota
                  February 17, 2003

                  Schedule II - Valuation and Qualifying Accounts

                                                             Accounts Receivable       Inventory
                                                                       Allowance       Allowance
                  ------------------------------------------------------------------------------
                  Balance, January 1, 2000                        $    25,000        $   275,000
                     Additional allowance/adjustments                  (5,000)           205,000
                     Write-offs                                             -           (105,000)
                  -------------------------------------------------------------------------------
                  Balance, December 30, 2000                      $    20,000        $   375,000
                     Additional allowance/adjustments                 578,000            359,000
                     Write-offs                                      (498,000)          (270,000)
                  -------------------------------------------------------------------------------
                  Balance, December 29, 2001                      $   100,000        $   464,000
                     Additional allowance/adjustments                 (35,000)           265,000
                     Write-offs                                       (39,000)          (181,000)
                  -------------------------------------------------------------------------------
                  BALANCE, DECEMBER 28, 2002                      $    26,000        $   548,000
                  ===============================================================================

         3.       EXHIBITS

                  See Index to Exhibits on page 40 of this report.

(b)      REPORTS ON FORM 8-K

         The Company filed Form 8-K on November 7, 2002 announcing its third quarter 2002 results.

         The Company filed Form 8-K on December 19, 2002 announcing that it had been awarded two, three-year appliance recycling contracts by the Department of Water and Power of the City of Los Angeles.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 18, 2003              APPLIANCE RECYCLING CENTERS OF
                                    AMERICA, INC.
                                    (Registrant)


                                    By     /s/  Edward R. Cameron
                                           -------------------------------------
                                           Edward R. Cameron
                                           President and Chief Executive Officer


                                    By     /s/  Linda A. Koenig
                                           -------------------------------------
                                           Linda A. Koenig
                                           Vice President of Finance

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                                   TITLE                             DATE
---------                                   -----                             ----

/s/  Edward R. Cameron        Chairman of the Board, President and        March 18, 2003
---------------------------   Chief Executive Officer
Edward R. Cameron


/s/  Linda A. Koenig          Vice President of Finance                   March 18, 2003
---------------------------
Linda A. Koenig


/s/  Duane S. Carlson         Director                                    March 18, 2003
---------------------------
Duane S. Carlson


/s/  Harry W. Spell           Director                                    March 18, 2003
---------------------------
Harry W. Spell

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

      10.2 Agreement dated December 17, 1992, between Appliance Recycling Centers of America, Inc. and TCF Savings Bank [filed with the Company's Form 8-K, dated December 17, 1992 (File No. 0-19621) and incorporated herein by reference]. This agreement has been paid in full. Debt replaced with Exhibit 10.31 in this report.

      10.3 Agreement dated January 19, 1994, between Appliance Recycling Centers of America, Inc. and Standard Insurance Corporation [filed as Exhibit 10.29 to the Company's Form 10-K for the year ended December 31, 1993 (File No.0-19621) and incorporated herein by reference]. This agreement has been paid in full. Debt replaced with Exhibit 10.33 in this report.

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

     *10.8 Amendment, effective April 24, 1997, to 1989 Stock Option Plan [filed as Exhibit 28.2 to the Company's Post-Effective Amendment No. 1 (June 5, 1997) to Registration Statement on Form S-8 (Registration No. 33-68890) and incorporated herein by reference].

      10.9 Reverse Logistics Master Service Agreement between Whirlpool Corporation and Appliance Recycling Centers of America, Inc. [filed as Exhibit 10 to the Company's Form 10-Q for the quarter ended July 4, 1998 (File No. 0-19621) and incorporated herein by reference].

     10.10 Loan Agreement between Medallion Capital, Inc. and Appliance Recycling Centers of America, Inc. dated September 10, 1998 [filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended October 3, 1998 (File No. 0-19621) and incorporated herein by reference].

     10.11 Promissory note of the Company to Medallion Capital, Inc. in the principal amount of $3,500,000 due September 30, 2005 [filed as
              Exhibit 10.2 to the Company's Form 10-Q for the quarter ended October 3, 1998 (File No. 0-19621) and incorporated herein by reference].

     10.12 Security Agreement of the Company [filed as Exhibit 10.3 to the Company's Form 10-Q for the quarter ended October 3, 1998 (File No. 0-19621) and incorporated herein by reference].

     10.13 Warrant of the Company in favor of Medallion Capital, Inc. for 700,000 shares of the Company's Stock [corrected copy]. [filed as
              Exhibit 10.14 to the Company's Form 10-K for the year ended January 2, 1999 (File No. 0-19621) and incorporated herein by reference].

     10.14 Amendment to the line of credit dated September 10, 1998 between Appliance Recycling Centers of America, Inc. and Spectrum Commercial Services, a division of Lyons Financial Services, Inc., Amendment to General Credit and Security Agreement and Amended Guarantor Acknowledgement. [filed as Exhibit 10.15 to the Company's Form 10-K for the year ended January 2, 1999 (File No. 0-19621) and incorporated herein by reference].

     10.15 Amendment to the line of credit dated September 17, 1998 between Appliance Recycling Centers of America, Inc. and Spectrum Commercial Services, a division of Lyons Financial Services, Inc., Amendment to General Credit and Security Agreement, Amended Guarantor Acknowledgement and Amended and Restated Revolving Note. [filed as Exhibit 10.16 to the Company's Form 10-K for the year ended January 2, 1999 (File No. 0-19621) and incorporated herein by reference].

    *10.16 Amendment effective April 29, 1999 to 1997 Stock Option Plan [filed as Exhibit 10 to the Company's Form 10-Q for the quarter ended July 3, 1999 (File No. 0-19621) and incorporated herein by reference].

     10.17 Agreement dated June 12, 2000 between Southern California Edison Company and Appliance Recycling Centers of America, Inc. [filed as
              Exhibit 10 to the Company's Form 10-Q for the quarter ended July 1, 2000 (File No. 0-19621) and incorporated herein by reference].

     10.18 Agreement dated August 21, 2000 between Southern California Edison Company and Appliance Recycling Centers of America, Inc. [filed as
              Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 2000 (File No. 0-19621) and incorporated herein by reference].

     10.19 Amendment to the line of credit dated August 30, 2000 between Appliance Recycling Centers of America, Inc. and Spectrum Commercial Services, a division of Lyons Financial Services, Inc., Amendment to General Credit and Security Agreement and Amended and Restated Revolving Note.

              [filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2000 (File No. 0-19621) and incorporated herein by reference].

     10.20 Updated contract dated January 1, 2001 between Southern California Edison Company and Appliance Recycling Centers of America, Inc. [filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 2001 (File No. 0-19621) and incorporated herein by reference].

    *10.21 Amendment effective April 26, 2001 to 1997 Stock Option Plan [filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 2001 (File No. 0-19621) and incorporated herein by reference].

     10.22 Agreement dated June 12, 2001 between the California Public Utilities Commission and Appliance Recycling Centers of America, Inc. [filed as Exhibit 10.1 to the Company Form 10-Q for the quarter ended June 30, 2001 (File No. 0-19621) and incorporated herein by reference].

     10.23 Agreement dated June 18, 2001 between Spectrum Commercial Services Company and Appliance Recycling Centers of America, Inc. [filed as
              Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 2001 (File No. 0-19621) and incorporated herein by reference].

     10.24 Agreement dated July 26, 2001 between Spectrum Commercial Services Company and Appliance Recycling Centers of America, Inc. [filed as
              Exhibit 10.3 to the Company's Form 10-Q for the quarter ended June 30, 2001 (File No. 0-19621) and incorporated herein by reference].

     10.25 Amendment to the line of credit dated August 24, 2001 between Appliance Recycling Centers of America, Inc. and Spectrum Commercial Services, Amendment to General Credit and Security Agreement and Amended and Restated Revolving Note [files as
              Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 29, 2001 (File No. 0-19621) and incorporated herein by reference].

     10.26 Retail Dealer Sales Agreement dated October 12, 2001 between Appliance Recycling Centers of America, Inc. and Maytag Corporation [filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 29, 2001 (File No. 0-19621) and incorporated herein by reference].

     10.27 Amendment dated March 7, 2002 to the Agreement between the California Public Utilities Commission and Appliance Recycling Centers of America, Inc. [filed as Exhibit 10.29 to the Company's Form 10-K for the year ended December 20, 2001 (File No. 0-19621) and incorporated herein by reference].

     10.28 Amendment to the line of credit dated April 11, 2002 between Appliance Recycling Centers of America, Inc. and Spectrum Commercial Services, Amendment to General Credit and Security Agreement and Amended Guarantor Acknowledgement. [filed as Exhibit
              10.1 to the Company's Form 10-Q for the quarter ended March 30, 2002 (File No. 0-19621) and incorporated herein by reference].

    *10.29 Amendment effective April 25, 2002 to 1997 Stock Option Plan [filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 30, 2002 (File No. 0-19621) and incorporated herein by reference].

     10.30 Agreement dated June 18, 2002 between Southern California Edison Company and Appliance Recycling Centers of America, Inc. [filed as
              Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 29, 2002 (File No. 0-19621) and incorporated herein by reference].

     10.31 Loan agreement dated September 19, 2002 between Appliance Recycling Centers of America, Inc. and General Electric Capital Business Asset Funding Corp. [filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 28, 2002 (File No. 0-19621) and incorporated herein by reference].

    +10.32 Agreements dated September 24, 2002 between Appliance Recycling Centers of America, Inc. and the Department of Water and Power of the City of Los Angeles.

    +10.33 Loan agreement dated December 28, 2002 between Appliance Recycling Centers of America, Inc. and General Electric Capital Business Asset Funding Corp.

    +10.34 Amendment to the line of credit dated January 23, 2003 between Appliance Recycling Centers of America, Inc. and Spectrum Commercial Services, Amendment to General Credit and Security Agreements.

     +21.1    Subsidiaries of Appliance Recycling Centers of America, Inc.

     +23.1    Consent of McGladrey & Pullen, LLP, Independent Public
              Accountants.


* Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(a)3 of this Form 10-K.
+    Filed herewith.

                           FORM 10-K CEO CERTIFICATION

CERTIFICATIONS:

I, Edward R. Cameron, certify that:

1. I have reviewed this annual report on Form 10-K of Appliance Recycling Centers of America, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements are made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

       Date:    March 18, 2003              By:  /s/ Edward R. Cameron
                --------------                   ----------------------------
                                                 Edward R. Cameron, President

                           FORM 10-K CFO CERTIFICATION

CERTIFICATIONS:

I, Linda Koenig, certify that:

1. I have reviewed this annual report on Form 10-K of Appliance Recycling Centers of America, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements are made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

       Date:    March 18, 2003      By:  /s/ Linda Koenig
                --------------           ---------------------------------------
                                         Linda Koenig, Vice President of Finance