Form 10-Q
period 2003-06-28
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2003-08-12
CIK 862861

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2003

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

As of August 8, 2003, the number of shares outstanding of the registrant’s no par value common stock was 2,343,890 shares.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

Appliance Recycling Centers of America, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	June 28, 2003	December 28, 2002
	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$1,492,000	$2,802,000
Accounts receivable, net of allowance of $17,000 and $26,000, respectively	1,840,000	1,129,000
Inventories, net of reserves of $343,000 and $548,000, respectively	8,020,000	8,316,000
Refundable income taxes	878,000	523,000
Deferred income taxes	490,000	490,000
Other current assets	185,000	448,000
Total current assets	12,905,000	13,708,000
Property and Equipment, at cost
Land	2,050,000	2,050,000
Buildings and improvements	4,021,000	3,945,000
Equipment	5,148,000	4,979,000
	11,219,000	10,974,000
Less accumulated depreciation	5,021,000	4,763,000
Net property and equipment

	6,198,000	6,211,000

Other Assets	289,000	320,000
Total assets	$19,392,000	$20,239000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Line of credit	$4,284,000	$3,515,000
Current maturities of long-term obligations	212,000	259,000
Accounts payable	2,763,000	2,929,000
Accrued expenses (Note 2)	1,249,000	1,273,000
Income taxes payable	729,000	729,000
Total current liabilities	9,237,000	8,705,000
Long-Term Obligations, less current maturities	5,324,000	5,424,000
Deferred Income Tax Liabilities	373,000	373,000
Total liabilities	14,934,000	14,502,000
Shareholders’ Equity
Common stock, no par value; authorized 10,000,000 shares; issued and outstanding 2,344,000 and 2,324,000 shares, respectively	11,381,000	11,368,000
Accumulated deficit	(6,923,000)	(5,631,000)
Total shareholders’ equity	4,458,000	5,737,000
Total liabilities and shareholders’ equity	$19,392,000	$20,239,000

See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Revenues
Retail	$8,410,000	$7,145,000	$17,038,000	$14,482,000
Recycling	2,078,000	4,204,000	3,393,000	8,304,000
Byproduct	234,000	385,000	317,000	647,000
Total revenues	10,722,000	11,734,000	20,748,000	23,433,000
Cost of Revenues	7,942,000	7,245,000	15,538,000	14,970,000
Gross profit	2,780,000	4,489,000	5,210,000	8,463,000
Selling, General and Administrative Expenses	3,289,000	3,339,000	6,798,000	6,658,000
Operating income (loss)	(509,000)	1,150,000	(1,588,000)	1,805,000
Other Income (Expense)
Other income (expense)	(11,000)	10,000	(1,000)	17,000
Interest expense	(191,000)	(263,000)	(360,000)	(528,000)
Income (loss) before provision for income taxes	(711,000)	897,000	(1,949,000)	1,294,000
Provision (Benefit) for Income Taxes	(236,000)	360,000	(657,000)	519,000
Net income (loss)	$(475,000)	$537,000	$(1,292,000)	$775,000

Basic Earnings (Loss) per Common Share	$(0.20)	$0.23	$(0.55)	$0.33

Diluted Earnings (Loss) per Common Share	$(0.20)	$0.16	$(0.55)	$0.23

Weighted Average Number of Common Shares Outstanding:
Basic	2,344,000	2,320,000	2,340,000	2,316,000

Diluted	2,344,000	3,291,000	2,340,000	3,303,000

See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 28, 2003	June 29, 2002
Cash Flows from Operating Activities
Net income (loss)	$(1,292,000)	$775,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	278,000	269,000
Accretion of long-term debt discount	—	22,000
Loss on sale of equipment	6,000	—
Changes in assets and liabilities:
Receivables	(711,000)	(759,000)
Inventories	296,000	(435,000)
Other assets	(61,000)	(174,000)
Accounts payable	(166,000)	1,039,000
Accrued expenses	(24,000)	(351,000)
Income taxes	—	447,000
Net cash provided by (used in) operating activities	(1,674,000)	833,000
Cash Flows from Investing Activities
Purchase of property and equipment	(271,000)	(214,000)
Cash Flows from Financing Activities
Net borrowings (payments) under line of credit	769,000	(135,000)
Proceeds from issuance of common stock	13,000	4,000
Payments on long-term obligations	(147,000)	(212,000)
Net cash provided by (used in) financing activities	635,000	(343,000)
Increase (decrease) in cash and cash equivalents	(1,310,000)	276,000
Cash and Cash Equivalents
Beginning	2,802,000	506,000
Ending	$1,492,000	$782,000
Supplemental Disclosures of Cash Flow Information
Cash payments (receipts) for:
Interest	$360,000	$505,000
Income taxes	$(303,000)	$194,000

See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                                       Financial Statements

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company and its subsidiaries as of June 28, 2003, and the results of operations for the three-month and six-month periods ended June 28, 2003 and June 29, 2002 and its cash flows for the six-month periods ended June 28, 2003 and June 29, 2002.  The results of operations for any interim period are not necessarily indicative of the results for the year. These interim consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the year ended December 28, 2002.  Therefore, certain information and footnote disclosures included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

2.                                       Accrued Expenses

Accrued expenses were as follows:

	June 28, 2003	December 28, 2002
Compensation and benefits	$929,000	$813,000
Warranty	36,000	82,000
Other	284,000	378,000
	$1,249,000	$1,273,000

3.                                       Earnings (Loss) Per Share

Basic per-share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding.  Diluted per-share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless their effect is antidilutive, thereby reducing the loss or increasing the income per common share.

Since the Company incurred losses for the three and six months ended June 28, 2003, the inclusion of potential option and warrant common shares in the calculation of diluted loss per common share would have been antidilutive.  Therefore, basic and diluted weighted-average shares and per-share amounts are the same for these periods.

In arriving at diluted weighted-average shares and per-share amounts for the three and six months ended June 29, 2002, options and warrants with exercise prices below average market prices for the respective fiscal quarters in which they were dilutive were included using the treasury stock method.

4.                                       Recently Issued Accounting Pronouncements

In January 2003, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.  This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation.  In addition, this statement also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financial statements about the effects of stock-based compensation.  The transitional guidance and annual disclosure provisions of this statement were effective for the December 28, 2002 consolidated financial statements.  The interim reporting disclosure requirements are included in Note 5 to the consolidated financial statements under the caption “Stock-based compensation.”  Because the Company continues to account for employee stock-based compensation under APB Opinion No. 25, Statement No. 148 had no effect on the amounts reflected in the Company’s consolidated financial statements.

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

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities.  This interpretation establishes standards for identifying a variable interest entity and for determining under what circumstances a variable interest entity should be consolidated with its primary beneficiary.  Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests.  FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both.  The disclosure requirements of FIN 46 currently apply to the Company and the balance of the requirements will apply to the Company as of the third quarter of 2003.  The Company does not believe that the adoption of this pronouncement will have a material effect on its consolidated financial statements.

The FASB has issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  Statement No. 150 requires that certain freestanding financial instruments be reported as liabilities in the balance sheet.  Depending on the type of financial instrument, it will be accounted for at either fair value or the present value of future cash flows determined at each balance sheet date with the change in that value reported as interest expense in the income statement.  Prior to the application of Statement No. 150, either those financial instruments were not required to be recognized, or if recognized were reported in the balance sheet as equity and changes in the value of those instruments were normally not recognized in net income.  The Company is required to apply Statement No. 150 for the quarter beginning on June 29, 2003.  The Company does not believe that the adoption of this pronouncement will have a material effect on its consolidated financial statements.

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

Changes in the Company’s warranty liability reserve are as follows:

	Three Months Ended		Six Months Ended
(Unaudited)	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Balance, beginning	$49,000	$120,000	$82,000	$187,000
Standard accrual based on units sold	20,000	57,000	29,000	116,000
Actual costs incurred	(15,000)	(20,000)	(54,000)	(67,000)
Periodic accrual adjustments	(18,000)	(44,000)	(21,000)	(123,000)
Balance, ending	$36,000	$113,000	$36,000	$113,000

Trade receivables:  Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received.  A trade receivable is considered to be past due if any portion of the receivable balance is outstanding for more than 90 days.  The reserve for doubtful accounts of $17,000 is considered by management to be adequate for any exposure to loss in the Company’s June 28, 2003 accounts receivable.

Inventories:  Inventories, consisting principally of appliances, are stated at the lower of cost, first-in, first-out (FIFO), or market.  The Company provides estimated reserves for the realizability of its appliance inventories, including adjustments to market, based on various factors including the age of such inventory and management’s assessment of the need for such allowances.  Management looks at historical inventory agings and margin analysis in determining its reserve estimate.  The Company believes the reserve of $343,000 as of June 28, 2003 is adequate.

Property and equipment:  Depreciation is computed using straight-line and accelerated methods over the following estimated useful lives:

Years
Buildings and improvements	18 - 30
Equipment	3 - 8

The Company did not identify any items that were impaired as of June 28, 2003.

Income taxes:  Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  At June 28, 2003 a valuation allowance of $2,998,000 has been recorded against deferred tax assets principally relating to net operating loss and tax credit carryforwards, the use of which is limited under Section 382 of the Internal Revenue Code.

Stock-based compensation:  The Company regularly grants options to its employees under various plans.  As permitted under accounting principles generally accepted in the United States of America, these grants are accounted for following APB Opinion No. 25 and related interpretations.  Accordingly, compensation cost would be recognized for those grants the exercise price of which is less than the fair market value of the stock on the date of grant.  There was no compensation expense recorded for employee grants for the three and six month periods ended June 28, 2003 and June 29, 2002.

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

	Three Months Ended		Six Months Ended
(Unaudited)	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net Income (loss):
As reported	$(475,000)	$537,000	$(1,292,000)	$775,000
Deduct pro forma stock-based compensation	(27,000)	(30,000)	(37,000)	(44,000)
Pro forma	$(502,000)	$507,000	$(1,329,000)	$731,000
Basic earnings (loss) per share:
As reported	$(0.20)	$0.23	$(0.55)	$0.33
Pro forma	$(0.21)	$0.22	$(0.57)	$0.32
Diluted earnings (loss) per share:
As reported	$(0.20)	$0.16	$(0.55)	$0.23
Pro forma	$(0.21)	$0.15	$(0.57)	$0.22

The above pro forma effects on net income (loss) and net income (loss) per basic and diluted common share are not likely to be representative of the effects on reported net income (loss) or net income (loss) per common share for future years because options vest over several years and additional awards generally are made each year.

6.                                       Long-Term Obligations

Long-term obligations consisted of the following:

	(Unaudited) June 28, 2003	December 28, 2002

6.85% mortgage, due in monthly installments of $15,326, including interest, due January 2013, secured by land and building	$1,969,000	$2,000,000
Adjustable rate mortgage based on the 30-day LIBOR rate plus 2.7%, adjusted yearly, monthly payments include interest and principal, and are based on a 20-year amortization, due October 2012, secured by land and building	3,389,000	3,452,000
Other	178,000	231,000
	5,536,000	5,683,000
Less current maturities	212,000	259,000
	$5,324,000	$5,424,000

The future annual maturities of long-term obligations are as follows:

Fiscal year
For the remainder of 2003	$112,000
2004	216,000
2005	206,000
2006	238,000
2007	196,000
2008 and thereafter	4,568,000
$5,536,000

7.                                       Other Information

During the second quarter of 2003, the Company became a majority (60%) owner in North America Appliance Company, LLC (NAACO).  NAACO commenced operations in June 2003 and is a retailer of special-buy appliances in Texas.  Because NAACO has a net shareholder’s deficit no minority interest has been recognized on the Company’s consolidated balance sheet and 100% of NAACO’s operations are included in the Company’s consolidated financial statements as of June 28, 2003.

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

RESULTS OF OPERATIONS

The Company generates revenues from three sources: retail, recycling and byproduct.  Retail revenues are sales of appliances, warranty and service revenues, and delivery fees.  Recycling revenues are fees charged for the disposal of appliances.  Byproduct revenues are sales of scrap metal and reclaimed chlorofluorocarbons (CFCs) generated from processed appliances.  The Company is managed as a unit and does not measure profit or loss separately for its three primary revenue sources.  Therefore, the Company believes that it has one operating segment.

Total revenues for the three and six months ended June 28, 2003 were $10,722,000 and $20,748,000, respectively, compared to $11,734,000 and $23,433,000 for the same periods in the prior year, decreases of 9% and 11%, respectively.

Retail sales accounted for approximately 78% of revenues in the second quarter of 2003.  Retail revenues for the three and six months ended June 28, 2003 increased by $1,265,000 or 18% and $2,556,000 or 18%, respectively, from the same periods in the prior year.  Second quarter same-store retail sales increased 27% (a sales comparison of seven stores that were open the entire second quarters of both 2003 and 2002).  The increase in retail sales was primarily due to an increase in sales of new in-the-box product due to additional purchases of new product and an increase in special-buy sales as a result of opening and operating one new store during the three and six months ended June 28, 2003 compared to the same periods in the previous year.  Special-buy appliances include manufacturer closeouts, factory over-runs, floor samples, returned or exchanged items, and scratch and dent appliances.  The Company continues to purchase appliances from Whirlpool Corporation, Maytag Corporation, GE Corporation and Frigidaire.  There are no minimum purchase requirements with any of these manufacturers.  The Company believes purchases from these four manufacturers will provide an adequate supply of high-quality appliances for its retail outlets; however, there is a risk that one or more of these sources could be lost.

Currently, the Company has eight retail locations.  The Company opened a new store during the first quarter of 2003 in the Minneapolis/Saint Paul market.  The Company plans to open one or two additional stores later this year in existing markets and/or in new markets.  The Company experiences seasonal fluctuations and expects retail sales to be higher in the second and third calendar quarters than in the first and fourth calendar quarters, reflecting consumer purchasing cycles.

Recycling revenues for the three and six months ended June 28, 2003 decreased by $2,126,000 or 51% and $4,911,000 or 59%, respectively, from the same periods in the prior year.  The decrease in recycling revenues is primarily due to an overall decrease in total recycling volumes from all the California contracts.  The Company recycled appliances during the first six months of 2003 under an extension of the 2002 Statewide Residential Appliance Recycling Program, which is administered by Southern California Edison Company (“Edison”).  Recycling services for this statewide energy-efficiency program include customers of Edison, Pacific Gas & Electric (“PG&E”) and San Diego Gas & Electric (“SDG&E”).  The Company is responsible for advertising in the PG&E and SDG&E service territories only; Edison is responsible for advertising in the Edison area.  The Company will continue operating under the extension of the 2002 program, pending final action by Edison on the 2003 program.

Byproduct revenues for the three and six months ended June 28, 2003 decreased to $234,000 and $317,000 from $385,000 and $647,000, respectively, from the same periods of 2002.  The decreases were primarily due to a decrease in the volume of CFCs, offset by an increase in scrap metal prices.

Gross profit as a percentage of total revenues for the three and six months ended June 28, 2003 decreased to 26% and 25%, respectively, from 38% and 36%, respectively, for the three and six months ended June 29, 2002.  The decrease was primarily due to lower recycling revenues and proportionately higher recycling costs related to the recycling programs and a decrease in gross margin in sales of special-buy appliances.  Gross profit as a percentage of total revenues for future periods can be affected favorably or unfavorably by numerous factors, including the mix of retail products sold, the prices at which product is purchased from the four manufacturers, the volume of appliances recycled from the extension of the Edison contract and the price and volume of byproduct revenues.  The Company believes that gross profit as a percentage of total revenues for the year will be slightly higher than the gross profit as a percentage of total revenues for the first six months of 2003.

Selling, general and administrative expenses for the three and six months ended June 28, 2003 decreased by $50,000 or 1% and increased by $140,000 or 2%, respectively, from the same periods in 2002.  Selling expenses for the three and six months ended June 28, 2003 increased by $48,000 or 3% and $353,000 or 9%, respectively, from the same periods in 2002.  The increase in selling expenses was primarily due to the expense for opening and operating one new store during the first six months of 2003, offset by operating two fewer stores in the first quarter of 2003 compared to the same period in the previous year.  General and administrative expenses for the three and six months ended June 28, 2003 decreased by $98,000 or 7% and $213,000 or 7%, respectively, from the same periods in 2002.  The decrease in general and administrative expenses was primarily due to a decrease in administrative costs as a result of an overall decrease in recycling volumes.

Interest expense was $191,000 for the three months and $360,000 for the six months ended June 28, 2003 compared to $263,000 and $528,000 for the same periods in 2002.  The decrease was due to a lower effective interest rate on outstanding debt for the three and six months ended June 28, 2003 than in the same period in 2002.

The Company recorded a benefit for income taxes for the three and six months ended June 28, 2003 of $236,000 and $657,000, respectively, compared to a provision for income taxes of $360,000 and $519,000 in same periods in 2002.  This decrease was due to both a pretax loss versus pretax income and a lower effective tax rate for the three and six months ended June 28, 2003 compared to the same periods in the prior year.

The Company has net operating loss carryovers and credit carryforwards of approximately $7 million at June 28, 2003, which may be available to reduce taxable income and, in turn, income taxes payable in future years.  However, future utilization of these loss and credit carryforwards is subject to certain significant limitations under provisions of the Internal Revenue Code, including limitations subject to Section 382, which relate to a 50 percent change in control over a three-year period and are further dependent upon the Company maintaining profitable operations.  The Company believes that the issuance of Common Stock during 1999 resulted in an “ownership change” under Section 382.  Accordingly, the Company’s ability to use net operating loss carryforwards generated prior to February 1999 is limited to approximately $56,000 per year, or less than $1 million through 2018.

At June 28, 2003, the Company had recorded cumulative valuation allowances of approximately $2,998,000 against its net deferred tax assets due to the uncertainty of their realization.  The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to become available to reduce taxable income.

The Company recorded a net loss of $475,000 or $0.20 per basic and diluted share and $1,292,000 or $0.55 per basic and diluted share for the three months and six months ended June 28, 2003, respectively, compared to net income of $537,000 or $0.16 per diluted share and $775,000 or $0.23 per diluted share in the same periods of 2002.  The decrease in the net income was due to a decrease in revenues combined with a decrease in the gross profit percentage, offset by a decrease in general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

At June 28, 2003, the Company had working capital of $3,668,000 compared to $5,003,000 at December 28, 2002.  Cash and cash equivalents decreased to $1,492,000 at June 28, 2003 from $2,802,000 at December 28, 2002.  Net cash used in operating activities was $1,674,000 for the six months ended June 28, 2003 compared to net cash provided by operating activities of $833,000 in the same period of 2002.  The cash used in operating activities was primarily due to a decrease in net income and an increase in accounts receivable, offset by a decrease in inventories.  During the six months ended June 28, 2003, receivables increased by $711,000 due to the extension of the California recycling contract.

The Company’s capital expenditures for the six months ended June 28, 2003 and June 29, 2002 were approximately $271,000 and $214,000, respectively.  The 2003 capital expenditures were primarily related to continued software development and building improvements.  The 2002 capital expenditures were primarily related to leasehold improvements for the retail store opened in March 2002.

As of June 28, 2003, the Company had a $10.0 million line of credit with a lender.  The interest rate on the line as of June 28, 2003 was 5.50%.  The amount of borrowings available under the line of credit is based on a formula using receivables and inventories.  The line of credit has a stated maturity date of August 30, 2004 and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time.  The line of credit is secured by substantially all the Company’s assets and requires minimum monthly interest payments of $37,500, regardless of the outstanding principal balance.  The lender also has an inventory repurchase agreement with Whirlpool Corporation for purchases from Whirlpool only that secures the line of credit.  The line requires that the Company meets certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt the Company can incur, limits the amount of spending on fixed assets, and limits payments of dividends.  At June 28, 2003, the Company had unused borrowing capacity of $577,000.

A summary of the Company’s contractual cash obligations at June 28, 2003 is as follows:

(in thousands)	Payments due by period
Contractual Obligations	Total	2003 3rd & 4th Qtrs.	2004	2005	2006	2007	2008 and There-after
Long-term debt, including interest	$8,842	$276	$506	$491	$451	$448	$6,670
Operating leases	5,212	875	1,551	1,478	795	405	108
Total contractual cash obligations	$14,054	$1,151	$2,057	$1,969	$1,246	$853	$6,778

The Company also has a commercial commitment as described below:

Other Commercial Commitment	Total Amount Committed	Outstanding at 6/28/03	Date of Expiration
Line of credit	$10,000,000	$4,284,000	August 30, 2004

The Company believes that its cash balance, available funds under the line of credit, if needed, and anticipated cash flows from operations will be adequate to fund its cash requirements for fiscal 2003.

The Company believes, based on the anticipated revenues from the currently extended 2002 Statewide Residential Appliance Recycling Program contract, anticipated sales per retail store and anticipated gross profit, that its cash balance, anticipated funds generated from operations and current line of credit will be sufficient to finance operations and capital expenditures through December 2003.  The Company’s total capital requirements for 2003 will depend on, among other things as discussed below, the recycling volumes generated from the currently extended 2002 Statewide Residential Appliance Recycling Program in 2003 and the number and size of retail stores operating during the fiscal year.  Currently, the Company has three recycling centers and eight retail stores in operation.  If revenues are lower than anticipated or expenses are higher than anticipated, the Company may require additional capital to finance operations.  Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (common or preferred stock) or other securities.  There can be no assurance that such additional sources of financing will be available or available on terms satisfactory to the Company or permitted by the Company’s current lenders.

FORWARD-LOOKING STATEMENTS

Statements contained in this quarterly report regarding the Company’s future operations, performance and results, and anticipated liquidity are forward-looking and therefore are subject to certain risks and uncertainties, including, but not limited to, those discussed herein.  Any forward-looking information regarding the operations of the Company will be affected primarily by the Company’s continued ability to purchase product from Whirlpool, Maytag, GE and Frigidaire at acceptable prices and the ability and timing of Edison to deliver units under the extended 2002 Statewide Residential Appliance Recycling Program contract, currently pending final action by Edison for the 2003 program.  In addition, any forward-looking information will also be affected by the ability of individual retail stores to meet planned revenue levels, the rate of sustainable growth in the number of retail stores, the speed at which individual retail stores reach profitability, costs and expenses being realized at higher than expected levels, the Company’s ability to secure an adequate supply of special-buy appliances for resale and the continued availability of the Company’s current line of credit.

PART I:  ITEM 3                               QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MARKET RISK AND IMPACT OF INFLATION

The Company does not believe there is any significant risk related to interest rate fluctuations on the long-term debt with fixed rates.  However, there are interest rate risks on the line of credit, since its interest rate floats with prime, and on approximately $3,400,000 in long-term debt entered into in September 2002, since its interest rate is based on the 30-day LIBOR rate.  Also, the Company believes that inflation has not had a material impact on the results of operations for the three- and six-month periods ended

June 28, 2003.  However, there can be no assurance that future inflation will not have an adverse impact on the Company’s operating results and financial conditions.

PART I:  ITEM 4                               CONTROLS AND PROCEDURES

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

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to its management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

On April 24, 2003 the Annual Meeting of Shareholders of Appliance Recycling Centers of America, Inc. was held to obtain the approval of shareholders of record as of March 14, 2003 in connection with the matter indicated below.  Proxies were mailed to the holders of 2,343,890 shares.  Following is a brief description of the matter voted on at the meeting and the number of votes cast for or withheld, as to the matter:

	Vote
Matter	For	Withhold Authority
Election of Directors:
Edward R. Cameron	2,182,237	15,246
Duane S. Carlson	2,177,520	19,963
Harry W. Spell	2,178,320	19,163

ITEM 5   -                                           EXHIBITS AND REPORTS ON FORM 8-K

(a)(i)                                    Exhibit 31.1 – Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(ii)                                  Exhibit 31.2 – Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(iii)                               Exhibit 32 – Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)(i)                                   The Company filed a Form 8-K on May 14, 2003 announcing its 1st Quarter 2003 operating results.

ITEM 6   -                                           OTHER INFORMATION - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Appliance Recycling Centers of America, Inc.
Registrant

Date: August 8, 2003	/s/ Edward R. Cameron
Edward R. Cameron
President

Date: August 8, 2003	/s/ Linda Koenig
Linda Koenig
Vice President of Finance