Form 10-K
period 2004-01-03
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2004-03-26
CIK 862861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended January 3, 2004

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

Registrant’s telephone number, including area code: 952-930-9000

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, without par value
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

As of March 5, 2004, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold as reported by the OTC Bulletin Board, was $4,327,750.

As of March 5, 2004, there were outstanding 2,413,777 shares of the registrant’s Common Stock, without par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement dated March 19, 2004, are incorporated by reference into Part III hereof.

PART I

ITEM 1.          BUSINESS

General

Appliance Recycling Centers of America, Inc., together with its operating subsidiaries (ARCA or  Company), is a leading provider of reverse logistics, energy-efficiency and appliance recycling services for appliance manufacturers and retailers, utility companies, waste management businesses, vending machine companies, property managers, local governments and the general public.  The Company generates revenues from the retail sale of appliances through a chain of Company-owned retail stores under the name ApplianceSmart®, fees charged for the collection and environmentally sound recycling of unwanted appliances, and sales of byproduct materials generated from processed appliances.

The Company was incorporated in Minnesota in 1983, although through its predecessors it commenced the appliance retail and recycling business in 1976.  The Company’s principal office is located at 7400 Excelsior Boulevard, Minneapolis, Minnesota 55426-4517.  References herein to the Company include its operating subsidiaries.  (See Exhibit 21.1.)

Industry Background

There are more than 500 million major household appliances, such as refrigerators, freezers, ranges, dishwashers, microwaves, washers, dryers, room air conditioners, water heaters and dehumidifiers, currently in use in the United States.  The Steel Recycling Institute estimates that in 2001, 39 million major household appliances were taken out of use in the United States.  The disposal of these appliances is a serious problem as a result of a number of factors including (i) decreasing landfill capacity in many parts of the country; (ii) the inability of incinerators, composting facilities and other landfill alternatives to process appliances; and (iii) the presence in appliances of certain hazardous and other environmentally harmful materials that require special processing.

Legislation affecting appliance disposal has been adopted in more than 30 states.  This legislation includes landfill restrictions, disposal bans, advance disposal fees and other types of regulations.  As a result, appliances must be dealt with outside the ordinary municipal solid waste system.

Landfill restrictions arise in part because some appliance components contain certain hazardous and other environmentally harmful materials, including polychlorinated biphenyls (PCBs), mercury, refrigerants such as chlorofluorocarbons (CFCs) and sulfur dioxide, and oils.  PCBs are suspected as carcinogens, are resistant to degradation when deposited in landfills and can cause groundwater contamination.  The production of PCBs was banned by the Environmental Protection Agency (EPA) in 1979, although businesses were allowed to continue using remaining inventories of components that contained PCBs.  Mercury is toxic to humans and can enter the body through inhalation, skin absorption or ingestion, and it vaporizes at high temperatures, forming extremely toxic fumes.  CFCs are believed to cause long-term damage to the earth’s stratospheric ozone layer and may contribute to global warming when released into the atmosphere.  The 1990 Amendments to the Clean Air Act prohibit the venting of CFCs and since July 1, 1992 have required the recovery of CFC refrigerants during the service, repair and disposal of appliances.  See “Government Regulation” below.

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

The Federal Energy Policy Act of 1992 gives individual states the option of deregulating their electric utility industry.  The potential of deregulation has caused uncertainty about the future and form of energy conservation programs sponsored by electric utilities.  The Company believes, however, that energy conservation and efficiency programs will remain a long-term component of the nation’s electric utility industry.  See “Government Regulation” below.

Company Background

The Company began business in 1976 as a retailer of reconditioned appliances.  Initially, the Company contracted with national and regional retailers of appliances such as Sears, Roebuck & Company, Inc. (Sears) and Montgomery Ward & Co. (Montgomery Ward) to collect major appliances in Minneapolis/Saint Paul and two other metropolitan areas.  As part of their new appliance sales efforts, these retailers arranged for the removal of old appliances from consumers’ residences.  The Company collected old appliances on behalf of its customers, reconditioned and sold suitable used appliances through its own retail stores and sold the remaining appliances to scrap metal processors.

In the late 1980s, in response to stricter environmental protection laws, the Company developed and marketed programs to process and dispose of appliances in an environmentally sound manner.  These programs were offered to appliance manufacturers and retailers of new appliances, waste management companies, property management companies and the general public.  See “Customers and Source of Supply” below.

In 1989, the Company expanded its appliance recycling concept to the electric utility industry when it established an appliance processing center in Milwaukee, Wisconsin, pursuant to a contract with a utility company.  From 1989 to 1994, the Company focused its resources on the expansion of its business with electric utility companies.  During this time period the Company opened nine centers throughout the U.S. and Canada, primarily serving seventeen electric utility customers.  The Company’s electric utility business has been negatively impacted by the potential of electric utility industry deregulation.  The potential of deregulation has caused electric utilities to decrease their sponsorship of energy conservation programs such as the one the Company offers.

In October 2000, the Company signed a contract with Southern California Edison Company (Edison) to implement a recycling program (Summer Initiative) in the service areas of Pacific Gas & Electric (PG&E), primarily the San Francisco Bay area and San Diego Gas & Electric (SDG&E).  This contract was in accordance with a ruling issued by the California Public Utilities Commission (CPUC).  Under this contract, the Company recycled approximately 36,000 units.  In September of 2000, the Company began providing services for the Summer Initiative, which was completed in the third quarter of 2001.  The Company was responsible for advertising the Summer Initiative.

In June 2001, the Company began providing services for the Appliance Early Retirement and Recycling Program serving utility customers in San Diego and surrounding areas; a six-county region in California’s Central Valley, including the cities of Fresno and Stockton; and the seven-county Bay Area, including San Francisco.  The program, which included refrigerators, freezers and room air conditioners, was completed in August 2002.  The Company was responsible for advertising the program.

During fiscal year 2003, the Company had one major electric utility customer, Edison, which accounted for approximately 9% or $3.8 million of the Company’s total revenues.  In September 2003, the Company signed a contract with Edison to support the 2003 Statewide Residential Appliance Recycling Program in the territories served by Edison and SDG&E.  Since January 2003, the Company had handled appliance recycling operations for this energy conservation initiative under an extension of the 2002 program. The 2003 program ran through December 31, 2003.  In January 2004, the Company signed a contract with Edison to handle appliance recycling operations in Edison’s service territory for the years of 2004 and 2005.  In March 2004, the Company signed a contract with SDG&E to handle appliance recycling operations in SDG&E’s service territory for 2004.

The Company also is aggressively pursuing new and potentially significant appliance recycling programs in other states, reflecting growing national interest in residential energy conservation programs.  Nevertheless, the Company’s ability to project recycling revenue for 2004 continues to be limited.

In response to the decrease in demand for services by electric utilities beginning in the mid-1990s, the Company increased its marketing of services to appliance manufacturers and retailers, waste management companies and property management companies.  The Company also increased its focus on the sale of used/refurbished appliances.  In 1995, under the name Encore Recycled Appliances®, the Company began operating a chain of Company-owned retail stores.  In 1998, the Company began using the name ApplianceSmart® for its retail stores.  The retail stores now offer special-buy appliances (defined below) to value-conscious individuals and property managers.

A developing market for the Company is in providing fully integrated reverse logistics services—the handling of product that does not fit into a company’s normal distribution channels—for appliance manufacturers and retailers.  Manufacturers traditionally disposed of these “special-buy” appliances, including manufacturer closeouts, factory overruns, floor samples, returned or exchanged items, and scratch and dent appliances, through their small-dealer network.  Large retailers have not wanted to handle these types of appliances because the merchandise is often out of carton, requiring special handling and pricing.  In addition, this product often requires some repair or needs to be recycled; functions major retailers are unwilling or unable to perform.  As small dealers are struggling to compete with large appliance chains (the top 10 retailers control 80 percent of the appliance sales market), manufacturers are seeing their traditional channel for these distressed appliances shrink.  It is anticipated that small appliance retailers will also be negatively affected by manufacturers’ direct sale of appliances to consumers via the Internet.

In 1997, the Company entered into pilot program agreements with Whirlpool Corporation (Whirlpool), the nation’s largest manufacturer of major household appliances, to develop a program for handling Whirlpool’s returned appliances and new appliances that cannot be handled through the manufacturer’s normal distribution channels.  Through a subsequent 1998 contract with Whirlpool, the Company purchases these appliances from Whirlpool’s distribution centers serving the Midwest and certain western states.  This merchandise, which includes manufacturer closeouts, factory overruns, floor samples, returned or exchanged items, and scratch and dent appliances, is sold through the Company’s network of ApplianceSmart retail stores.  With an increased supply of product, the Company began to focus on opening larger factory outlet facilities to offer consumers a wider selection of special-buy appliances and began to close its smaller stores.  The Company has also decided not to expand its used/refurbished appliance business.

In the latter part of 1998, the Company scaled back its agreement with Whirlpool to a level consistent with the Company’s financial resources and purchased inventory mainly from Whirlpool’s Ohio distribution center.  Currently, the Company purchases inventory mainly from Whirlpool’s St. Louis, Missouri, distribution center.  The Whirlpool agreement for 2004 does not provide for any required or minimum number of units to be offered for sale to the Company.  The Whirlpool agreement may be terminated by either party upon thirty (30) days’ prior written notice.  In addition, the Company has agreed to indemnify Whirlpool for certain claims, allegations or losses with respect to Whirlpool appliances sold by the Company.

In October 2001, the Company entered into an agreement with Maytag Corporation (Maytag) for the acquisition of distressed appliances (Maytag Agreement).  Under the Maytag Agreement, there are no minimum purchase requirements.  The Maytag Agreement may be terminated by either party upon 60 days’ written notice or may be terminated immediately if a default is not cured within ten (10) days after notice of default.  In addition, the Company has agreed to indemnify Maytag for all claims, losses, liability and expenses with respect to Maytag appliances sold by the Company.

In December 2001, the Company announced that all retail stores would be carrying a full line of Frigidaire household appliances.

In January 2003, the Company announced that it had entered into a contract with GE Consumer Products (GE) to purchase from GE and sell to consumers special-buy GE appliances.

The Company believes purchases from these four manufacturers will provide an adequate supply of high-quality appliances for its retail outlets.  There are no set numbers of units to be sold to the Company by any of the four manufacturers.

In January 2001, the Company opened a 24,000-square-foot store in the Minneapolis/Saint Paul market.  The Company opened another 42,000-square-foot store in the Dayton, Ohio, market in March 2001.  In addition, the Company closed a smaller store and opened a 32,000-square-foot store in the Columbus, Ohio, market in May 2001.  The Company opened a 49,000-square-foot store in the Minneapolis/Saint Paul market in October 2001.  In March 2002, the Company opened another 30,000-square-foot store in Columbus, Ohio.  In December 2002, the Company closed an underperforming store in the Dayton, Ohio, market.  In February 2003, the Company closed a smaller store and opened a 33,000-square-foot store in the Minneapolis/Saint Paul market.  In March 2003, the Company closed an underperforming store in the Dayton, Ohio, market.  In December 2003, the Company opened a 30,000-square-foot store in the Atlanta, Georgia, market.  The Company currently has three recycling centers, located in Columbus, Ohio; Minneapolis, Minnesota; and Los Angeles, California.  Also, the Company currently has nine retail stores:  four in Minneapolis/Saint Paul, one in Los Angeles, one in Atlanta and three in Columbus.

During the second quarter of 2003, the Company became a majority (60%) owner in North America Appliance Company LLC (NAACO).  NAACO commenced operations in June 2003 as a retailer of special-buy appliances in McAllen, Texas.

Customers and Source of Supply

The Company offers its services to entities that as part of their operations become responsible for disposing of large quantities of new, distressed and unwanted appliances.  These entities include appliance manufacturers and retailers of new appliances, waste management businesses, vending machine companies, property management companies and utility companies.

Appliance Manufacturers and Retailers of New Appliances.  The Company began its business by offering appliance recycling programs to Sears, Montgomery Ward and other retailers of new appliances by collecting appliances from either the retailers’ facilities or from their customers.  Recently the Company has focused its marketing efforts on appliance manufacturers, including Whirlpool, Maytag, Frigidaire and GE, the primary sources of products sold in the Company’s stores.

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

Vending Machine Companies.  The Company provides services to vending machine companies for the recycling of vending machines containing refrigerants for specified fees.

Property Management Companies.  The Company provides comprehensive appliance exchange and recycling services for property managers of apartment complexes as well as local housing authorities.

Electric Utility Companies.  The Company contracts with utility companies to provide comprehensive appliance recycling services tailored to the needs of the particular utility.  The contracts historically have had terms of one to four years, with provisions for renewal at the option of the utility company.  Under some contracts the utility retains the Company to manage all aspects of its appliance recycling program, while under other contracts the Company provides only specified services.  Pricing for the Company’s services is on a per-appliance basis and depends upon several factors, including the total number of appliances processed, the length of the contract term and the specific services selected by the utility.  Contracts with electric utility customers require that the Company does not recondition for resale appliances received from utility company energy conservation programs.  Currently, the Company has a contract with Edison to handle recycling operations in Edison’s territory for 2004 and 2005 and a contract with SDG&E to handle recycling operations in SDG&E’s territory for 2004.

Company Operations

The Company provides an integrated range of reverse logistics, energy efficiency and appliance recycling services.  Appliances are acquired from a wide range of sources, including appliance manufacturers and retailers, utility companies, waste management businesses, vending machine companies, property managers, local governments and the general public.

Appliances acquired from manufacturers that are deemed suitable for sale are repaired, if necessary, before being tested and distributed to the Company’s ApplianceSmart retail outlets.  Every appliance is under warranty and carries a 100 percent money-back guarantee.  The Company also offers consumers extended warranties, delivery, factory-trained technician service and recycling of old appliances.

Appliances acquired from manufacturers that do not meet quality standards for the Company’s retail operations and appliances collected through utility customers’ energy conservation programs and other sources are processed and recycled in an environmentally sound manner.  Appliances are inspected and categorized according to the types of hazardous materials they may contain, and processed according to all applicable federal, state and local regulations by company-trained technicians.  When processing at the Company’s recycling center is complete and the appliances are free of all environmentally hazardous substances, the appliances are delivered to a local metal processing facility for shredding.  The shredded materials are then sold to steel mini-mills or other metal recovery facilities for reuse.

Management believes that the uncertainties in the electric utility industry regarding deregulation will persist at least through 2004.  The reaction to deregulation among states and utilities has been varied.  The Company believes, however, that energy conservation and efficiency programs will remain a long-term component of the nation’s electric utility industry.

In 2003, the Company focused on a carefully managed growth plan of opening showroom outlet stores, located in heavily trafficked, conveniently located retail malls, and adding additional sources of supply of product sold in the retail stores.  The Company believes that the growth of its retail business in the near future will likely occur primarily through the expansion of revenues from the Company’s current and proposed retail stores.

Principal Products and Services

The Company generates revenues from three sources:  retailing, recycling and byproduct.  The table below reflects the percentage of total revenues from each source.  See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2003	2002	2001
Revenues:
Retail	79.8%	65.4%	50.3%
Recycling	18.4%	32.0%	46.8%
Byproduct	1.8%	2.6%	2.9%
	100.0%	100.0%	100.0%

Although the Company has two main sources of revenues, management believes that the Company has only one operating segment.  That is, even though certain separate financial information by retail store or retail store and recycling center is available to management, the Company is managed as a single unit.  Specifically, the Company does not measure profit or loss or maintain asset information separately for its revenue sources.  Recycling and byproduct revenues are the result of both retail revenues and recycling contracts.  Retail includes the free removal and recycling of the customer’s existing appliance.  Recycling includes the recycling of appliances per a contract or agreement.

Sales and Marketing

The Company uses various means to promote awareness of its products and services and believes it is recognized as a leader in the retailing of appliances on a reverse logistics basis and in the recycling industry.

ApplianceSmart’s outlet store concept includes establishing large factory showrooms in convenient metropolitan locations to offer consumers a selection of hundreds of appliances.  In keeping with ApplianceSmart’s branding, both the exterior and interior of ApplianceSmart’s stores display Whirlpool, Maytag, Frigidaire and GE signage along with custom-designed ApplianceSmart materials.  In every market, the Company actively promotes its stores through various forms of print advertising, including daily classified ads in major newspapers, telephone yellow pages ads and direct mail.  In addition, the Company uses radio and television advertisements in some markets, along with other types of promotions.  Through the Company’s website at www.ApplianceSmart.com, consumers can also access appliance-specific and general Company information.

Seasonality

The Company does not experience seasonal fluctuations in its operating results.  However, utility companies that sponsor appliance turn-in programs generally reduce their promotional efforts for such programs during the first and fourth calendar quarters.

Competition

Competition for the Company’s retail stores comes from appliance manufacturers and retailers of new appliances and other special-buy retailers.  Each retail location will compete not only with local and national chains of new-appliance retailers, many of whom have been in business longer than the Company and may have significantly greater assets than the Company, but will also compete with numerous independently owned retailers of new and special-buy appliances.

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

The Company’s appliance recycling centers are subject to various federal, state and local laws, regulations and licensing requirements relating to the collection, processing and recycling of household appliances.  Requirements for registrations, permits and licenses vary among the Company’s market areas.  The Company’s centers are registered with the EPA as hazardous waste generators and are licensed, where required, by appropriate state and local authorities.  The Company has agreements with approved and licensed hazardous waste companies for transportation and disposal or recycling of hazardous materials from its centers.

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

In 1992, Congress adopted the Energy Policy Act of 1992 to encourage energy efficiency. Requirements under this act establish, among other things, mandatory energy performance standards that affect the manufacture and sale of major household appliances.  Another component of this act allows for deregulation of the nation’s energy providers, including the electric utility industry.  The ultimate impact of deregulation on the electric utility industry is yet unknown; therefore, there can be no assurance that the Company will be able to continue certain of its current operations in a deregulated environment.

Company management believes that further government regulation of the appliance recycling industry could have a positive effect on the Company’s business; however, there can be no assurance what course future regulation may have.  Under some circumstances, further regulation could materially increase the costs of the Company’s operations and have an adverse effect on the Company’s business.  In addition, as is the case with all companies handling hazardous materials, under some circumstances the Company may be subject to contingent liabilities.

Employees

At March 1, 2004, the Company had 232 full-time employees, approximately 46% of whom were involved in the collection, transportation and processing of appliances at the Company’s centers, approximately 34% of whom were in sales and approximately 20% of whom were in administration and management.  The Company has not experienced any work stoppages and believes its employee relations are good.

ITEM 2.          PROPERTIES

The Company’s executive offices are located in Minneapolis, Minnesota, in a Company-owned facility that includes approximately 11 acres of land.  The building contains approximately 122,000 square feet, including 27,000 square feet of office space, 24,000 square feet of retail space and 71,000 square feet of operations and processing space.  The California center building, which also is owned by the Company, is located in Compton, California, and consists of 46,000 square feet:  6,000 square feet of office space and 40,000 square feet of warehouse space.  All properties and equipment owned by the Company currently secure outstanding loans of the Company.

The Company generally leases the other facilities it operates.  The Company usually attempts to negotiate lease terms for a recycling center that correspond to the term of the principal contract or contracts in connection with which the center is to be operated.  The Company’s recycling centers typically range in size from 25,000 to 40,000 square feet.  The Company usually attempts to negotiate lease terms of two to five years for retail stores with 25,000 to 35,000 square feet.  However, the retail stores may be larger depending on favorable demographics, availability and other business factors.

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

PART II

ITEM 5.          MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

The Company’s Common Stock, which trades under the symbol “ARCI,” began trading on the OTC Bulletin Board on September 8, 1998.  Prior to that time, the Common Stock traded as follows:  on the Nasdaq SmallCap Market from February 26, 1997 to September 7, 1998; on the Nasdaq National Market from January 8, 1993 to February 25, 1997; on the Nasdaq SmallCap Market from January 7, 1991 to January 7, 1993; and on the local over-the-counter market prior thereto.  The following table sets forth, for the periods indicated, the high and low closing bid quotations for the Common Stock, as reported by the OTC Bulletin Board.

	High	Low

2002

First Quarter	$5.30	$3.70
Second Quarter	4.35	3.60
Third Quarter	3.90	2.30
Fourth Quarter	2.65	1.63

2003

First Quarter	$2.08	$1.05
Second Quarter	1.80	1.02
Third Quarter	2.10	1.11
Fourth Quarter	2.75	1.50

On March 5, 2004, the last reported sale price of the Common Stock on the OTC Bulletin Board was $3.15 per share.  As of March 5, 2004, there were approximately 862 beneficial holders of the Company’s Common Stock.

The Company’s line of credit limits the Company’s ability to pay dividends.

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

In March 1999, the Company issued to a board member at that time, as payment for certain consulting services, 5,000 warrants to purchase the Company’s Common Stock at $0.625 per share, the market value of the Company’s stock at the date of grant.  The warrants are currently exercisable and expire March 1, 2009.

In April 1999, the Company issued to a vendor 50,000 warrants to purchase the Company’s Common Stock at $0.625 per share.  The warrants expire March 31, 2004.

ITEM 6.                             SELECTED FINANCIAL DATA

The selected financial information set forth below should be read in conjunction with “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8.  Financial Statements and Supplementary Data.”

Fiscal Years Ended	2003	2002	2001	2000	1999
(In thousands, except per-share data)

Statement of Operations
Total revenues	$43,609	$45,720	$43,810	$21,479	$15,582
Gross profit	$11,879	$15,774	$17,329	$8,921	$6,666
Operating income (loss)	$(1,776)	$1,742	$4,749	$1,963	$1,139
Net income (loss)	$(1,541)	$332	$2,646	$927	$505
Basic earnings (loss) per common share	$(0.66)	$0.14	$1.15	$0.41	$0.24
Diluted earnings (loss) per common share	$(0.66)	$0.11	$0.86	$0.32	$0.22
Basic weighted average number of common shares outstanding	2,343	2,320	2,291	2,287	2,142
Diluted weighted average number of common shares outstanding	2,343	3,025	3,068	2,889	2,274

Balance Sheet
Working capital	$3,446	$5,003	$3,188	$1,183	$545
Total assets	$20,833	$20,239	$18,936	$12,651	$9,517
Long-term liabilities	$5,658	$5,797	$4,348	$4,431	$4,831
Shareholders’ equity	$4,209	$5,737	$5,397	$2,751	$1,809

QUARTERLY FINANCIAL DATA

The following table sets forth certain unaudited quarterly financial data for the eight quarters ended January 3, 2004.  In the Company’s opinion, the unaudited information set forth below has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth herein.  The operating results for any quarter are not indicative of results for any future period.  All data is in thousands except per-common share data.

	Fiscal 2003
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenues	$10,026	$10,722	$11,865	$10,996
Net income (loss)	$(816)	$(475)	$41	$(291)
Basic earnings (loss) per common share	$(0.35)	$(0.20)	$0.02	$(0.12)
Diluted earnings (loss) per common share	$(0.35)	$(0.20)	$0.01	$(0.12)
Basic weighted average number of common shares outstanding	2,335	2,344	2,344	2,350
Diluted weighted average number of common shares outstanding	2,335	2,344	2,897	2,350

	Fiscal 2002
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenues	$11,699	$11,734	$13,079	$9,208
Net income (loss)	$238	$537	$274	$(717)
Basic earnings (loss) per common share	$0.10	$0.23	$0.12	$(0.31)
Diluted earnings (loss) per common share	$0.07	$0.16	$0.09	$(0.31)
Basic weighted average number of common shares outstanding	2,311	2,320	2,324	2,324
Diluted weighted average number of common shares outstanding	3,310	3,291	3,176	2,324

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE FISCAL YEARS 2003, 2002 AND 2001

OVERVIEW

The Company’s 2003 fiscal year (2003) ended January 3, 2004, its 2002 fiscal year (2002) ended December 28, 2002 and its 2001 fiscal year (2001) ended December 29, 2001.

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

In 2003, the Company focused on a carefully managed growth plan of opening large showroom outlet stores, located in heavily trafficked, conveniently located retail malls, and adding additional sources of supply of product sold in the retail stores.  During 2003, the Company opened one retail store in the Minneapolis/Saint Paul market and one retail store in the Atlanta, Georgia, market.  The Company also closed a smaller retail store in the Minneapolis/Saint Paul market.  Retail revenues accounted for 79.8% of total revenues in 2003.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are summarized in the footnotes to the financial statements.  Some of the most critical policies are also discussed below.

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

Product warranty:  The Company provides a warranty for the replacement or repair of certain defective units.  The Company’s standard warranty policy requires the Company to repair or replace certain defective units at no cost to its customers.  The Company estimates the costs that may be incurred under its warranty and records a liability reserve in the amount of such costs at the time product revenue is recognized.  Factors that affect the Company’s warranty liability reserve for covered units include the number of units sold, historical and anticipated rates of warranty claims on these units, and the cost of these claims.  The Company periodically assesses the adequacy of its recorded warranty liability reserve and adjusts the amounts as necessary.  The Company believes the warranty liability of $54,000 is adequate.

Trade receivables:  Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received.  A trade receivable is considered to be past due if any portion of the receivable balance is outstanding for more than 90 days.  The current reserve for doubtful accounts of $117,000 should be adequate for any exposure to loss in the Company’s January 3, 2004 accounts receivable.

Inventories:  Inventories, consisting principally of appliances, are stated at the lower of cost, first-in, first-out (FIFO), or market.  The Company provides estimated reserves for the realizability of its appliance inventories, including adjustments to market, based on various factors including the age of such inventory and management’s assessment of the need for such allowances.  Management looks at historical inventory agings and margin analysis in determining its reserve estimate.  The Company believes the reserve of $324,000 is adequate.  Because of a decrease in volume and a change in business, the Company no longer inventories unrefurbished units.

Property and equipment:  Depreciation is computed using straight-line and accelerated methods over the following estimated useful lives:

Years
Buildings and improvements	18 - 30
Equipment	3 - 8

The Company did not identify any items that were impaired as of January 3, 2004.

Income taxes:  Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  The valuation allowance at January 3, 2004 principally relates to net operating loss and tax credit carryforwards whose use is limited under Section 382 of the Internal Revenue Code.

Stock-based compensation:  The Company regularly grants options to its employees under various plans as described in Note 8 to the financial statements.  As permitted under accounting principles generally accepted in the United States of America, these grants are accounted for following APB Opinion No. 25 and related interpretations.  Accordingly, compensation cost would be recognized for those grants where the exercise price is less than the fair market value of the stock on the date of grant.  There was no compensation expense recorded for employee grants for the fiscal years 2003, 2002 and 2001.

The Company also grants options and warrants to nonemployees for goods and services and in conjunction with certain agreements.  These grants are accounted for under FASB Statement No. 123, Accounting for Stock-Based Compensation, based on the grant date fair values.

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued FASB No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.  This statement provided alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation.  In addition, this statement also amended the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financial statements about the effects of stock-based compensation.  The Company began applying disclosure provisions of this statement in its December 28, 2002 consolidated financial statements.  Because the Company continues to account for employee stock-based compensation under APB Opinion No. 25, SFAS No. 148 had no effect on the Company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  FIN 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain guarantees.  It also elaborates on the disclosures in SFAS No. 5, Accounting for Contingencies, which are to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued, even when the likelihood of making any payments under the guarantees is remote.  The January 3, 2004, consolidated financial statements have incorporated the enhanced disclosure requirements of FIN 45, as presented in Note 1 to the financial statements under the caption “Product warranty.”

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities and its amendment (FIN 46R).  This interpretation establishes standards for identifying a variable interest entity and for determining under what circumstances a variable interest entity should be consolidated with its primary beneficiary.  Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests.  FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both.  FIN 46 applies to the Company’s consolidated financial statements for the year ended January 3, 2004.  The adoption of this pronouncement did not have a significant effect on the Company’s consolidated financial statements.

The FASB has issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  SFAS No. 150 requires that certain freestanding financial instruments be reported as liabilities in the balance sheet.  Depending on the type of financial instrument, it will be accounted for at either fair value or the present value of future cash flows determined at each balance sheet date with the change in that value reported as interest expense in the statement of operations.  Prior to the application of SFAS No. 150, either those financial instruments were not required to be recognized, or if recognized, were reported in the balance sheet as equity and changes in the value of those instruments were normally not recognized in net income.  The Company adopted SFAS No. 150 for the year ended January 3, 2004 and it had no effect on reported results for that year.  The Company does not expect the application of SFAS No. 150 to have a material effect on its future consolidated financial statements.

REVENUES

The Company’s total revenues for 2003 were $43,609,000 compared to $45,720,000 in 2002.

Retail revenues increased to $34,805,000 in 2003 from $29,893,000 in 2002, an increase of 16.4%. Same-store sales for 2003 (a sales comparison of six stores open the full year in both 2003 and 2002) increased 24%.  The increase in retail revenues was primarily due to an increase in sales of new in-the-box product of approximately $5,000,000 due to additional purchases of new product, offset slightly by a decrease in special-buy sales of approximately $500,000 as a result of opening two stores and closing one small store and one underperforming store during 2003 compared to the same period in the previous year.  Special-buy appliances include manufacturer closeouts, factory overruns, floor samples, returned or exchanged items and scratch and dent appliances.

In January 2003, the Company announced that it had entered into a contract with GE Consumer Products (GE) to purchase from GE and sell to consumers special-buy GE appliances.  There are no minimum purchase requirements.

The Company continues to purchase appliances from Whirlpool Corporation (Whirlpool), Maytag Corporation (Maytag), GE Corporation (GE) and Frigidaire.  There are no minimum purchase requirements with any of these manufacturers.  The Company believes purchases from these four manufacturers will provide an adequate supply of high-quality appliances for its retail outlets; however there is a risk that one or more of these sources could be lost.  Because of the large available supply of special-buy appliances from these manufacturers and the limited supply of used/refurbished appliances, the Company has decided not to expand its used/refurbished appliance business.

The Company operated nine retail stores at the end of the current fiscal year and at the end of the previous fiscal year.  In March 2002, the Company opened a 30,000-square-foot store in the Columbus, Ohio, market.  In December 2002, the Company closed an underperforming store in the Dayton, Ohio, market.  In February 2003, the Company closed a smaller store and opened a 33,000-square-foot store in the Minneapolis/Saint Paul market.  In March 2003, the Company closed an underperforming store in the Dayton, Ohio, market.  In December 2003, the Company opened a 30,000-square-foot store in the Atlanta, Georgia, market.

Recycling revenues decreased to $8,014,000 in 2003 from $14,625,000 in 2002.  The decrease was primarily due to an overall decrease in total recycling volumes from all the various recycling contracts in California of approximately $6,500,000.  Southern California Edison Company (Edison) accounted for approximately 9% of the Company’s total revenues for 2003 and 13% for 2002.  The Company recycled appliances during the first eight months of 2003 under an extension of the 2002 Statewide Residential Appliance Recycling Program, which was administered by Edison.  Recycling services for this statewide energy-efficiency program included customers of Edison, Pacific Gas & Electric (PG&E) and San Diego Gas & Electric (SDG&E).  The Company was responsible for advertising in the PG&E and SDG&E service territories only; Edison was responsible for advertising in the Edison area.  During the third quarter of 2003, the Company was awarded a contract by Edison for the 2003 Statewide Residential Appliance Recycling Program in the territories served by Edison and SDG&E.  This contract ended December 31, 2003.  Under this contract, the Company was responsible for advertising in the SDG&E service territory only; Edison was responsible for advertising in the Edison area.  In January 2004, the Company signed a contract with Edison to handle appliance recycling operations in Edison’s service territory for the years of 2004 and 2005.  In March 2004, the Company signed a contract with SDG&E to handle appliance recycling operations in SDG&E’s service territory for 2004.  The Company is also aggressively pursuing new appliance recycling programs in other states.

In the first quarter of 2002, the Company recycled appliances for Edison under an extension of Edison’s 2001 Residential Appliance Recycling Program.  In July 2002, the Company signed a contract in support of California’s Statewide Residential Appliance Recycling Program for 2002 to be administered by Edison.  This contract was effective April 1, 2002 and ended December 31, 2002.  Recycling services for this statewide program included customers of Edison, PG&E and SDG&E.  The Company was responsible for advertising in the PG&E and SDG&E service territories only; Edison was responsible for advertising in the Edison area.

During the first eight months of 2002, the Company was handling recycling operations under the Appliance Early Retirement and Recycling Program with the California Public Utilities Commission (CPUC). This refrigerator/freezer/room air conditioner recycling program included San Diego and surrounding areas; a six-county region in California’s Central Valley, including the cities of Fresno and Stockton; and the seven-county Bay area, including the city of San Francisco.  The CPUC accounted for approximately 12% of the Company’s revenues in 2002.

Byproduct revenues decreased to $790,000 in 2003 from $1,202,000 in 2002.  The decrease was primarily due to a decrease in the volume and price of CFCs of approximately $360,000 and volume of scrap metal offset slightly by an increase in the price of scrap metal.

The Company’s total revenues for 2002 were $45,720,000 compared to $43,810,000 in 2001.

Retail revenues increased to $29,893,000 in 2002 from $22,037,000 in 2001, an increase of 35.6%. Same-store sales for 2002 (a sales comparison of five stores open the full year in both 2002 and 2001) increased 12%.  The increase in retail revenues was primarily due to an increase in sales of new in-the-box product of approximately $5,500,000 due to additional purchases of new product and an increase in special-buy sales of approximately $2,300,000 as a result of operating three additional stores during 2002 compared to the same period in the previous year.  The Company purchased appliances from Whirlpool, Maytag and Frigidaire.

In October 2001, the Company entered into an agreement with Maytag Corporation for the acquisition of distressed appliances (Maytag Agreement).  Under the Maytag Agreement, there are no minimum purchase requirements.  The Maytag Agreement may be terminated by either party upon 60 days’ written notice or may be terminated immediately if a default is not cured within ten (10) days after notice of default.  In addition, the Company has agreed to indemnify Maytag for all claims, losses, product liability and expenses with respect to Maytag appliances sold by the Company.

In December 2001, the Company announced that it will be purchasing appliances from Frigidaire.  There are no minimum purchase requirements.

The Company operated nine retail stores at both the end of 2002 and 2001.  During the first quarter of 2001, the Company opened a 24,000-square-foot store in the Minneapolis/Saint Paul market and a 42,000-square-foot store in the Dayton, Ohio, market.  In the second quarter of 2001, the Company closed a smaller store and opened a 32,000-square-foot store in the Columbus, Ohio, market.  In the fourth quarter of 2001, the Company opened a 49,000-square-foot store in the Minneapolis/Saint Paul market.  In March 2002, the Company opened a 30,000-square-foot store in the Columbus, Ohio, market.  In December 2002, the Company closed an underperforming store in the Dayton, Ohio, market.

Recycling revenues decreased to $14,625,000 in 2002 from $20,506,000 in 2001.  The decrease was primarily due to an overall decrease in total recycling volumes from all the various recycling contracts in California of approximately $6,000,000.  Edison accounted for approximately 13% of the Company’s total revenues for 2002 and 29% for 2001.  In the first quarter of 2002, the Company recycled appliances for Edison under an extension of Edison’s 2001 Residential Appliance Recycling Program.  In July 2002, the Company signed a contract in support of California’s Statewide Residential Appliance Recycling Program for 2002 to be administered by Edison.  This contract was effective April 1, 2002 and ended December 31, 2002.  Recycling services for this statewide program included customers of Edison, PG&E and SDG&E.  The Company was responsible for advertising in the PG&E and SDG&E service territories only; Edison was responsible for advertising in the Edison area.

In June 2001, the Company signed a contract (the Appliance Early Retirement and Recycling Program) with the CPUC to operate a refrigerator/freezer/room air conditioner recycling program in San Diego and surrounding areas; a six-county region in California’s Central Valley, including the cities of Fresno and Stockton; and the seven-county Bay Area, including the city of San Francisco.  The Company started taking customer orders for the Appliance Early Retirement and Recycling Program in San Diego in June 2001.  The CPUC budgeted $14 million to fund the recycling program.  The budget allocation included $50 incentive payments to participants for refrigerators and freezers and $25 incentive payments for room air conditioners.  The program was completed August 31, 2002.  The CPUC accounted for approximately 12% of the Company’s total revenues in 2002 and 9% in 2001.

Byproduct revenues decreased to $1,202,000 in 2002 from $1,267,000 in 2001.  The decrease was primarily due to a decrease in the volume and price of CFCs of approximately $200,000 offset by an increase in scrap metal revenues of approximately $140,000.

GROSS PROFIT

The Company’s overall gross profit decreased to 27.2% in 2003 from 34.5% in 2002.  The decrease was primarily due to lower recycling revenues and volumes related to the recycling programs and a decrease in gross margin in sales of special-buy appliances.  Gross profit as a percentage of total revenues for future periods can be affected favorably or unfavorably by numerous factors, including the mix of retail products sold, the prices at which product is purchased from the four manufacturers, the volume of appliances recycled from the 2004-2005 Edison contract and 2004 SDG&E contract and the price and volume of byproduct revenues.  The Company expects gross profit percentages to remain about the same for future periods.

The Company’s overall gross profit decreased to 34.5% in 2002 from 39.6% in 2001.  The decrease was primarily due to lower recycling revenues and volumes related to the recycling programs, offset by slightly improved gross margins in sales of special-buy appliances.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were 31.3% of total revenues in 2003 compared to 30.7% in 2002.  Selling, general and administrative expenses decreased to $13,655,000 in 2003 from $14,032,000 in 2002, a 2.7% decrease.  Selling expenses increased to $8,210,000 in 2003 from $8,007,000 in 2002, a 2.5% increase.  The increase in selling expenses was primarily due to the expense of opening and operating two new stores during 2003, offset by closing one smaller store and one underperforming store in 2003 compared to 2002.  General and administrative expenses decreased to $5,445,000 in 2003 from $6,025,000 in 2002, a 9.6% decrease.  The decrease was primarily due to a decrease in administration costs as a result of an overall decrease in recycling volumes.

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

INTEREST EXPENSE

Interest expense decreased to $748,000 in 2003 from $1,236,000 in 2002.  The decrease was due to a lower effective rate on outstanding debt in 2003 as compared to 2002 as a result of refinancing the debt in 2002 on the two company-owned buildings, offset by a minimum interest amount on the line of credit.

Interest expense increased to $1,236,000 in 2002 from $1,074,000 in 2001.  The increase was primarily due to a one-time write-off of deferred financing fees and debt discount related to a pay down of long-term debt and a higher effective interest rate as a result of a higher minimum interest amount on the line of credit, offset by a lower average borrowed amount.

INCOME TAXES AND NET OPERATING LOSSES

The Company recorded a benefit for income taxes of $976,000 for 2003 compared to a provision for income taxes of $221,000 in 2002.  The change was due to both a pretax loss versus pretax income and a slightly lower effective tax rate resulting from no benefit being attributable to 2003 state tax losses.

The Company had net operating loss carryovers and credit carryforwards of approximately $7 million at January 3, 2004, which may be available to reduce taxable income and therefore income taxes payable in future years.  However, future utilization of these loss and credit carryforwards is subject to certain significant limitations under provisions of the Internal Revenue Code including limitations subject to Section 382, which relate to a 50 percent change in control over a three-year period, and are further dependent upon the Company maintaining profitable operations.  The Company believes that the issuance of Common Stock during 1999 resulted in an “ownership change” under Section 382.  Accordingly, the Company’s ability to use net operating loss carryforwards generated prior to February 1999 may be limited to approximately $56,000 per year, or less than $1 million through 2018.

As of its 2003 and 2002 year-ends, the Company had recorded cumulative valuation allowances of $3,072,000 and $2,998,000 against its net deferred tax assets due to the uncertainty of their realization.  The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  At January 3, 2004, the remaining valuation allowance is principally due to the Section 382 limitation of its net operating losses (NOLs) and tax credits.

LIQUIDITY AND CAPITAL RESOURCES

At January 3, 2004, the Company had working capital of $3,446,000 compared to $5,003,000 at December 28, 2002.  Cash and cash equivalents decreased to $1,196,000 at January 3, 2004 from $2,802,000 at December 28, 2002.  Net cash used in operating activities was $2,391,000 in 2003 compared to net cash provided by operating activities of $3,307,000 in 2002.  The cash used in operating activities was primarily due to the net loss plus an increase in receivables and inventories, offset by an increase in accounts payable.  During 2003, inventories increased by $1,022,000 principally due to more and larger stores and increased retail sales and receivables increased $758,000 principally due to the timing of receivables related to recycling contracts.

Net cash used in investing activities was $558,000 in 2003 compared to $498,000 in 2002.  The 2003 capital expenditures were primarily related to continued software development and building improvements.  The cash used in investing activities in 2002 was primarily related to leasehold improvements for new stores, offset by the proceeds of disposal of certain equipment.  The Company did not have any material purchase commitments for assets as of January 3, 2004.

Net cash provided by financing activities was $1,343,000 in 2003 compared to net cash used in financing activities of $513,000 in 2002.  The cash provided by financing activities was primarily due to increased borrowings under the line of credit in 2003.

As of January 3, 2004, the Company had a $10,000,000 line of credit with a lender.  The interest rate as of January 3, 2004 was 5.50%.  The amount of borrowings available under the line of credit is based on a formula using receivables and inventories.  The line of credit has a stated maturity date of August 30, 2004, if not renewed, and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time.  The line of credit is secured by substantially all the Company’s assets and requires minimum monthly interest payments of $37,500, regardless of the outstanding principal balance.

The lender is also secured by an inventory repurchase agreement with Whirlpool Corporation for purchases from Whirlpool only.  The line requires that the Company meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt the Company can incur, limits the amount of spending on fixed assets, and limits payments of dividends.  The Company’s unused borrowing capacity was $355,000 at January 3, 2004.

A summary of the Company’s contractual cash obligations at January 3, 2004 is as follows:

Contractual Cash Obligations	Cash payments due by period
							2009 and Thereafter
	Total	2004	2005	2006	2007	2008
Long-term debt, including interest	$7,640,000	$506,000	$546,000	$454,000	$448,000	$448,000	$5,238,000
Operating leases	$6,086,000	$1,959,000	$1,812,000	$1,131,000	$742,000	$416,000	$26,000
Total contractual cash obligations	$13,726,000	$2,465,000	$2,358,000	$1,585,000	$1,190,000	$864,000	$5,264,000

The Company also has a commercial commitment as described below:

Other Commercial Commitment	Total Amount Committed	Outstanding at 01/03/04	Date of Expiration
Line of credit	$10,000,000	$5,089,000	August 30, 2004

The Company believes that its cash balance, availability under the Company’s line of credit, if needed, and anticipated cash flows from operations will be adequate to fund cash requirements for fiscal 2004.

In June 2001, the Company signed a contract (the Appliance Early Retirement and Recycling Program) with the CPUC to operate a refrigerator/freezer/room air conditioner recycling program in San Diego and surrounding areas; a six-county region in California’s Central Valley, including the cities of Fresno and Stockton; and the seven-county Bay Area, including the city of San Francisco.  The Company started taking customer orders for the Appliance Early Retirement and Recycling Program in San Diego in June.  The CPUC budgeted $14 million to fund the recycling program.  The budget allocation included $50 incentive payments to participants for refrigerators and freezers and $25 incentive payments for room air conditioners.  The program was completed August 31, 2002.

In July 2002, the Company signed a contract in support of California’s Statewide Residential Appliance Recycling Program to be administered by Edison.  This contract was effective April 1, 2002 and continued until December 31, 2002.  Recycling services for this statewide program included customers of Edison, PG&E and SDG&E.  The Company was responsible for advertising in the PG&E and SDG&E service territories only; Edison was responsible for advertising in the Edison area.

In September 2002, the Company refinanced its building in St. Louis Park, Minnesota, and used the proceeds to pay down long-term debt.  The new long-term debt was for $3,470,000.  The terms include a

20-year amortization, a 10-year balloon and a variable interest rate based on the 30-day LIBOR rate.  The interest rate as of January 3, 2004 was 3.8214% and as of December 28, 2002 was 4.5191%.

In December 2002, the Company refinanced its building in Compton, California.  The proceeds were included in cash.  The new long-term debt was for $2,000,000.  The terms include a 20-year amortization, a 10-year balloon and an interest rate of 6.85%.

In September 2003, the Company signed a contract with Edison to support the 2003 Statewide Residential Appliance Recycling Program in the territories served by Edison and SDG&E.  Since January 2003, the Company had handled appliance recycling operations for this energy conservation initiative under an extension of the 2002 program.  The 2003 program ran through December 31, 2003.

In January 2004, the Company signed a contract with Edison to handle appliance recycling operations in Edison’s service territory for 2004 and 2005.

In March 2004, the Company signed a contract with SDG&E to handle appliance recycling operations in SDG&E’s service territory for 2004.

The Company believes, based on the anticipated revenues from the 2004-2005 Statewide Residential Appliance Recycling Program contract with Edison, the 2004 Statewide Appliance Recycling Program with SDG&E, the anticipated sales per retail store and its anticipated gross profit, that its cash balance, anticipated funds generated from operations and its current line of credit, if renewed, will be sufficient to finance its operations and capital expenditures through December 2004.  The Company’s total capital requirements for 2004 will depend upon, among other things as discussed below, the recycling volumes generated from the Statewide Residential Appliance Recycling Programs in 2004 and the number and size of retail stores operating during the fiscal year.  Currently, the Company has three centers and nine stores in operation.  If revenues are lower than anticipated or expenses are higher than anticipated, the Company may require additional capital to finance operations.  Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (common or preferred stock) or other securities.  There can be no assurance that such additional sources of financing will be available on terms satisfactory to the Company or permitted by the Company’s current lender.

FORWARD-LOOKING STATEMENTS

Statements contained in this annual report regarding the Company’s future operations, performance and results, and anticipated liquidity discussed herein are forward-looking and therefore are subject to certain risks and uncertainties, including, but not limited to, those discussed herein.  Any forward-looking information regarding the operations of the Company will be affected primarily by the Company’s continued ability to purchase product from Whirlpool, Maytag, Frigidaire and GE at acceptable prices, the ability and timing of Edison to deliver units under its 2004-2005 Statewide Residential Appliance Recycling Program contract, and the ability and timing of SDG&E to deliver units under its 2004 Statewide Appliance Recycling Program contract, with the Company.  In addition, any forward-looking information will also be affected by the ability of individual retail stores to meet planned revenue levels, the rate of sustainable growth in the number of retail stores, the speed at which individual retail stores reach profitability, costs and expenses being realized at higher than expected levels, the Company’s ability to secure an adequate supply of special-buy appliances for resale, and the continued availability of the Company’s current line of credit.

ITEM 7A.                    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MARKET RISK AND IMPACT OF INFLATION

The Company does not believe there is any significant risk related to interest rate fluctuations on the long-term fixed rate debt.  However, there are interest rate risks on the line of credit, since its interest rate floats with prime, and on approximately $3,300,000 in long-term debt entered into in September 2002, since its interest rate is based on the 30-day LIBOR rate.  Also, the Company believes that inflation has not had a material impact on the results of operations for each of the fiscal years in the three-year period ended January 3, 2004.  However, there can be no assurance that future inflation will not have an adverse impact on the Company’s operating results and financial conditions.

ITEM 8.                             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Shareholders

Appliance Recycling Centers of America, Inc.

Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheet of Appliance Recycling Centers of America, Inc. and Subsidiaries as of January 3, 2004 and December 28, 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three year period ended January 3, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Appliance Recycling Centers of America, Inc. and Subsidiaries as of January 3, 2004 and December 28, 2002, and the results of their operations and their cash flows for each of the years in the three year period ended January 3, 2004, in conformity with accounting principles generally accepted in the United States of America.

McGLADREY & PULLEN, LLP

Minneapolis, Minnesota

February 17, 2004

APPLIANCE RECYCLING CENTERS OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	January 3, 2004	December 28, 2002
ASSETS (Note 3)

Current Assets
Cash	$1,196,000	$2,802,000
Accounts receivable, net of allowance of $117,000 and $26,000,respectively (Note 9)	1,887,000	1,129,000
Inventories, net of reserves of $324,000 and $548,000, respectively	9,338,000	8,316,000
Refundable income taxes	904,000	523,000
Deferred income taxes (Note 7)	566,000	490,000
Other current assets	521,000	448,000
Total current assets	14,412,000	13,708,000
Property and Equipment, at cost (Notes 2 and 4)
Land	2,050,000	2,050,000
Buildings and improvements	4,090,000	3,945,000
Equipment	5,359,000	4,979,000
	11,499,000	10,974,000
Less accumulated depreciation	5,321,000	4,763,000
Net property and equipment	6,178,000	6,211,000
Other Assets	243,000	320,000
Total assets	$20,833,000	$20,239,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Line of credit (Note 3)	$5,089,000	$3,515,000
Current maturities of long-term obligations	240,000	259,000
Accounts payable	2,958,000	2,929,000
Accrued expenses (Note 5)	2,019,000	1,273,000
Income taxes payable	660,000	729,000
Total current liabilities	10,966,000	8,705,000
Long-Term Obligations, less current maturities (Note 4)	5,209,000	5,424,000
Deferred Income Tax Liabilities (Note 7)	449,000	373,000
Total liabilities	16,624,000	14,502,000
Commitments (Note 6)
Shareholders’ Equity (Note 8)
Common Stock, no par value; authorized 10,000,000 shares; issued and outstanding 2,364,000 and 2,324,000 shares, respectively	11,381,000	11,368,000
Accumulated deficit	(7,172,000)	(5,631,000)
Total shareholders’ equity	4,209,000	5,737,000
Total liabilities and shareholders’ equity	$20,833,000	$20,239,000

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	For the fiscal year ended
	January 3, 2004	December 28, 2002	December 29, 2001
Revenues (Note 9)
Retail	$34,805,000	$29,893,000	$22,037,000
Recycling	8,014,000	14,625,000	20,506,000
Byproduct	790,000	1,202,000	1,267,000

Total revenues	43,609,000	45,720,000	43,810,000

Cost of Revenues (Note 9)	31,730,000	29,946,000	26,481,000

Gross profit	11,879,000	15,774,000	17,329,000

Selling, General and Administrative Expenses (Note 2)	13,655,000	14,032,000	12,580,000

Operating income (loss)	(1,776,000)	1,742,000	4,749,000

Other Income (Expense)
Other income (expense)	(5,000)	47,000	88,000
Interest income	12,000	—	—
Interest expense	(748,000)	(1,236,000)	(1,074,000)

Income (loss) before provision (benefit) for income taxes	(2,517,000)	553,000	3,763,000

Provision (Benefit) for Income Taxes (Note 7)	(976,000)	221,000	1,117,000

Net income (loss)	$(1,541,000)	$332,000	$2,646,000

Basic Earnings (Loss) per Common Share	$(0.66)	$0.14	$1.15

Diluted Earnings (Loss) per Common Share	$(0.66)	$0.11	$0.86

Weighted Average Number of Common Shares Outstanding:
Basic	2,343,000	2,320,000	2,291,000
Diluted	2,343,000	3,025,000	3,068,000

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common Stock	Accumulated Deficit	Total

Balance, December 30, 2000	$11,360,000	$(8,609,000)	$2,751,000
Net income	—	2,646,000	2,646,000

Balance, December 29, 2001	11,360,000	(5,963,000)	5,397,000
Exercise of stock options (Note 8)	8,000	—	8,000
Net income	—	332,000	332,000

Balance, December 28, 2002	11,368,000	(5,631,000)	5,737,000
Exercise of warrants (Note 8)	13,000	—	13,000
Net loss	—	(1,541,000)	(1,541,000)

Balance, January 3, 2004	$11,381,000	$(7,172,000)	$4,209,000

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the fiscal year ended
	January 3, 2004	December 28, 2002	December 29, 2001
Cash Flows from Operating Activities
Net income (loss)	$(1,541,000)	$332,000	$2,646,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	611,000	507,000	483,000
Write-off of deferred financing fees and debt discount	—	258,000	—
(Gain) loss on sale of property and equipment	5,000	7,000	(60,000)
Accretion of long-term debt discount	—	46,000	43,000
Deferred income taxes	—	391,000	(400,000)
Change in assets and liabilities:
Receivables	(758,000)	3,246,000	(2,644,000)
Inventories	(1,022,000)	(1,568,000)	(2,515,000)
Other assets	(11,000)	(238,000)	(27,000)
Accounts payable and accrued expenses	775,000	877,000	1,110,000
Income taxes refundable or payable	(450,000)	(551,000)	240,000
Net cash provided by (used in) operating activities	(2,391,000)	3,307,000	(1,124,000)

Cash Flows from Investing Activities
Purchases of property and equipment	(558,000)	(598,000)	(910,000)
Proceeds from disposals of property and equipment	—	100,000	—
Net cash used in investing activities	(558,000)	(498,000)	(910,000)

Cash Flows from Financing Activities
Net borrowings (payments) under line of credit	1,574,000	(1,193,000)	2,306,000
Payments on long-term obligations	(244,000)	(4,648,000)	(350,000)
Proceeds from long-term obligations	—	5,470,000	282,000
Payments of deferred financing fees	—	(150,000)	—
Proceeds from issuance of Common Stock	13,000	8,000	—
Net cash provided by (used in) financing activities	1,343,000	(513,000)	2,238,000

Increase (decrease) in cash and cash equivalents	(1,606,000)	2,296,000	204,000

Cash and Cash Equivalents
Beginning	2,802,000	506,000	302,000
Ending	$1,196,000	$2,802,000	$506,000

Supplemental Disclosures of Cash Flow Information
Cash payments (receipts) relative to:
Interest	$748,000	$1,056,000	$1,031,000
Income taxes, net	(527,000)	439,000	279,000

Equipment acquired under capital lease	$10,000	$—	$—

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.          Nature of Business and Significant Accounting Policies

Nature of business:  Appliance Recycling Centers of America, Inc. and Subsidiaries (Company) are in the business of providing reverse logistics, energy conservation and recycling services for major household appliances.  The Company sells appliances through a chain of Company-owned factory outlet stores under the name ApplianceSmart®.  The Company also provides recycling services on a credit basis to appliance retailers, electric utilities, waste management companies and local governments.

A summary of the Company’s significant accounting policies is as follows:

Principles of consolidation:  The consolidated financial statements include the accounts of Appliance Recycling Centers of America, Inc. and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

During the second quarter of 2003, the Company became a majority (60%) owner in North America Appliance Company, LLC (NAACO).  NAACO was formed and commenced operations in June 2003 and is a retailer of special-buy appliances in Texas.  Because NAACO has a net shareholder’s deficit, no minority interest has been recognized on the Company’s consolidated balance sheet and 100% of NAACO’s operations are included in the Company’s consolidated financial statements as of January 3, 2004.

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

Fiscal year:  The Company uses a 52-53 week fiscal year.  The Company’s 2003 fiscal year (2003) ended January 3, 2004, its 2002 fiscal year (2002) ended December 28, 2002 and its 2001 fiscal year (2001) ended December 29, 2001.  The 2003 fiscal year contains 53 weeks.  The 2002 and 2001 fiscal years contain 52 weeks.

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

Shipping and handling charges to customers are included in revenues.  Shipping and handling costs incurred by the Company are included in cost of revenues.

Product warranty:  The Company provides a warranty for the replacement or repair of certain defective units.  The Company’s standard warranty policy requires the Company to repair or replace certain defective units at no cost to its customers.  The Company estimates the costs that may be incurred under its warranty and records a liability reserve in the amount of such costs at the time product revenue is recognized.  Factors that affect the Company’s warranty liability reserve for covered units include the number of units sold, historical and anticipated rates of warranty claims on these units, and the cost of such claims.  The Company periodically assesses the adequacy of its recorded warranty liability reserve and adjusts the amounts as necessary.

Changes in the Company’s warranty liability reserve are as follows:

	2003	2002	2001
Balance, beginning	$82,000	$187,000	$106,000

Standard accrual based on units sold	164,000	203,000	301,000
Actual costs incurred	(133,000)	(134,000)	(253,000)
Periodic accrual adjustments	(59,000)	(174,000)	33,000
Balance, ending	$54,000	$82,000	$187,000

Trade receivables:  Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions.  Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.  A trade receivable is considered to be past due if any portion of the receivable balance is outstanding for more than 90 days.  The reserve for doubtful accounts of $117,000 is considered by management to be adequate to cover any exposure to loss in the Company’s January 3, 2004 accounts receivable.

Cash:  The Company maintains its cash in bank deposit and money-market accounts which, at times, exceed federally insured limits.  The Company has not experienced any losses in such accounts.

Inventories:  Inventories, consisting principally of appliances, are stated at the lower of cost, first-in, first-out (FIFO), or market and consist of:

	2003	2002
Finished goods	$9,662,000	$8,596,000
Work-in-process- unrefurbished units	—	268,000
Less reserves	(324,000)	(548,000)
	$9,338,000	$8,316,000

The Company provides estimated reserves for the realizability of its appliance inventories, including adjustments to market, based on various factors including the age of such inventory and management’s assessment of the need for such allowances.  Management looks at historical inventory agings and margin analysis in determining its reserve estimate.  The Company believes the reserve of $324,000 as of January 3, 2004 is adequate.  Because of a decrease in volume and a change in business, unrefurbished units are no longer valued in inventory.

Property and equipment:  Depreciation is computed using straight-line and accelerated methods over the following estimated useful lives:

Years
Buildings and improvements	18 - 30
Equipment	3 - 8

Software development costs:  The Company capitalizes software developed for internal use in accordance with Statement of Position 98-1 and is amortizing such costs over their estimated useful life of five years.  Costs capitalized were $255,000, $221,000, and $225,000 for the fiscal years of 2003, 2002 and 2001, respectively.  Amortization expense on software development costs was $164,000, $119,000 and $78,000 for the fiscal years of 2003, 2002 and 2001, respectively.  Estimated amortization expenses are $216,000, $240,000, $207,000, $159,000 and $113,000 for the fiscal years 2004, 2005, 2006, 2007 and 2008, respectively.

Accounting for long-lived assets:  Long-lived assets such as property and equipment are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  The Company assesses the fair value of the assets based on the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition.  Should the sum of the expected future net cash flows be less than the carrying value, the Company recognizes an impairment loss at that time.  An impairment loss is measured by comparing the amount by which the carrying value exceeds the fair value (estimated discounted future cash flows or appraisal of assets) of the long-lived assets.  The Company wrote off approximately $26,000 of leasehold improvements due to the closing of a retail store in the fiscal year ending January 3, 2004.  Also see Note 2.

Deferred financing fees:  Deferred financing fees are presented in the consolidated balance sheet as a component of other assets and are reported net of accumulated amortization.  Amortization expense is determined on a straight-line basis over the term of the underlying debt.

Advertising expense:  Advertising is expensed as incurred, and was $1,545,000, $1,823,000 and $1,487,000 for the 2003, 2002 and 2001 fiscal years, respectively.

Income taxes:  Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  At January 3, 2004 a valuation allowance of $3,072,000 has been recorded against deferred tax assets principally relating to net operating loss and tax credit carryforwards, the use of which is limited under Section 382 of the Internal Revenue Code.

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

In arriving at diluted weighted-average shares and per-share amounts, options and warrants (see Note 8) with exercise prices below average market prices, for the respective fiscal quarters in which they were dilutive, were included using the treasury stock method.  The number of additional shares was calculated by assuming the outstanding stock options and warrants were exercised and that the proceeds from such exercises were used to acquire Common Stock at the average market price during the year.  The dilutive effect of these additional shares for the fiscal years of 2002 and 2001 was to increase the weighted average shares outstanding by 705,000 and 777,000, respectively.  Because the effect of options and warrants on 2003 is antidilutive, they were not included in the computation of per-share amounts.

Stock-based compensation:  The Company regularly grants options to its employees under various plans as described in Note 8.  As permitted under accounting principles generally accepted in the United States of America, these grants are accounted for following APB Opinion No. 25 and related interpretations.  Accordingly, compensation cost would be recognized for those grants where the exercise price is less than the fair market value of the stock on the date of grant.  There was no compensation expense recorded for employee grants for fiscal years 2003, 2002 and 2001.

The Company also grants options and warrants to nonemployees for goods and services and in conjunction with certain agreements.  These grants are accounted for under SFAS No. 123, Accounting for Stock-Based Compensation, based on the grant date fair values.

Had compensation cost for all of the employee stock-based compensation grants and warrants issued been determined based on the fair values at the grant date consistent with the provisions of SFAS No. 123, the Company’s net income  (loss) and net income (loss) per basic and diluted common share would have been as indicated below.

	2003	2002	2001
Net income (loss):
As reported	$(1,541,000)	$332,000	$2,646,000
Deduct pro forma stock-based compensation	(52,000)	(80,000)	(58,000)
Pro forma	$(1,593,000)	$252,000	$2,588,000
Basic earnings (loss) per share:
As reported	$(0.66)	$0.14	$1.15
Pro forma	$(0.68)	$0.11	$1.13
Diluted earnings (loss) per share:
As reported	$(0.66)	$0.11	$0.86
Pro forma	$(0.68)	$0.08	$0.84

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

Recently issued accounting pronouncements:  The following items represent accounting standards that have been recently issued.

In January 2003, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.  This statement provided alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation.  In addition, this statement also amended the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in the financial statements about the effects of stock-based compensation.  The Company began applying disclosure provisions of this statement in its December 28, 2002 consolidated financial statements.  Because the Company continues to account for employee stock-based compensation under APB Opinion No. 25, SFAS No. 148 had no effect on the Company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  FIN 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain guarantees.  It also elaborates on the disclosures in SFAS No. 5, Accounting for Contingencies, which are to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued, even when the likelihood of making any payments under the guarantees is remote. The January 3, 2004 consolidated financial statements have incorporated the enhanced disclosure requirements of FIN 45, as presented in Note 1 to the financial statements under the caption “Product warranty.”

In 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities and its amendment (FIN 46R).  This interpretation establishes standards for identifying a variable interest entity and for determining under what circumstances a variable interest entity should be consolidated with its primary beneficiary.  Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests.  FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both.  FIN 46 applies to the Company’s consolidated  financial statements for the year ended January 3, 2004.  The adoption of this pronouncement did not have a significant effect on the Company’s consolidated financial statements.

The FASB has issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  SFAS No. 150 requires that certain freestanding financial instruments be reported as liabilities in the balance sheet.  Depending on the type of financial instrument, it will be accounted for at either fair value or the present value of future cash flows determined at each balance sheet date with the change in that value reported as interest expense in the statement of operations.  Prior to the application of SFAS No. 150, either those financial instruments were not required to be recognized, or if recognized were reported in the balance sheet as equity and changes in the value of those instruments were normally not recognized in net income.  The Company adopted SFAS No. 150 for the year ended January 3, 2004 and it had no effect on reported results for that year.  The Company does not expect the application of SFAS No. 150 to have a material effect on its future consolidated financial statements.

Note 2.          Market Closings and Loss on Impaired Assets

In December 2002, the Company closed a retail store in the Dayton, Ohio, market and incurred expenses of $108,000 for the remaining lease payments and write-off of leasehold improvements.

In February 2003, the Company closed a retail store in the Minneapolis market that resulted in no closing costs.

In March 2003, the Company closed a retail store in the Dayton, Ohio, market and wrote off leasehold improvements of approximately $26,000.

Note 3.          Line of Credit

At January 3, 2004, the Company had a $10 million line of credit with a lender.  The interest rate as of January 3, 2004 was 5.50%.  The amount of borrowings available under the line of credit is based on a formula using receivables and inventories.  The line of credit has a stated maturity date of August 30, 2004, if not renewed, and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time.  The line of credit is secured by substantially all the Company’s assets and requires minimum monthly interest payments of $37,500, regardless of the outstanding principal balance.  The lender is also secured by an inventory repurchase agreement with Whirlpool Corporation for purchases from Whirlpool only.  The loan requires that the Company meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt the Company can incur, limits the amount of spending on fixed assets, and limits payments of dividends.  At January 3, 2004 the Company’s unused borrowing capacity under this line was $355,000.

Note 4.          Long-Term Obligations

Long-term obligations consisted of the following:

	2003	2002
13.00% note payable, due in monthly interest payments of $541 with balance due September 2005, secured by equipment	$50,000	$50,000
Adjustable rate mortgage based on the 30-day LIBOR rate (1.12% as of January 3, 2004) plus 2.7%, adjusted yearly, monthly payments include interest and principal, and are based on a 20-year amortization, due October 2012, secured by land and building	3,340,000	3,452,000
6.85% mortgage, due in monthly installments of $15,326, including interest, due January 2013, secured by land and building	1,956,000	2,000,000
Other	103,000	181,000
	5,449,000	5,683,000
Less current maturities	240,000	259,000
	$5,209,000	$5,424,000

The future annual maturities of long-term obligations are as follows:

Fiscal year
2004	$240,000
2005	206,000
2006	238,000
2007	196,000
2008	183,000
2009 and thereafter	4,386,000
$ 5,449,000

Note 5.          Accrued Expenses

Accrued expenses were as follows:

	2003	2002
Compensation and benefits	$930,000	$813,000
Warranty expense	54,000	82,000
Accrued incentives	686,000	—
Other	349,000	378,000
	$2,019,000	$1,273,000

Note 6.          Commitments

Operating leases:  The Company leases certain of its retail stores and recycling center facilities and equipment under noncancelable operating leases.  The leases require the payment of taxes, maintenance, utilities and insurance.

Minimum future rental commitments under noncancelable operating leases as of January 3, 2004 are as follows:

Fiscal Year
2004	$1,959,000
2005	1,812,000
2006	1,131,000
2007	742,000
2008	416,000
2009 and thereafter	26,000
$6,086,000

Rent expense for fiscal years 2003, 2002 and 2001 was $1,686,000, $1,973,000 and $1,519,000, respectively.

Contracts:  The Company has entered into contracts with four of its appliance vendors.  Under the agreements there are no minimum purchase commitments; however, the Company has agreed to indemnify the vendors for certain claims, allegations or losses with respect to appliances sold by the Company.  Also see Note 9.

Note 7.          Income Taxes

The provision (benefit) for income taxes consisted of the following:

	2003	2002	2001
Current:
Federal	$(976,000)	$(170,000)	$1,289,000
State	—	—	228,000
Deferred	—	391,000	(400,000)
	$(976,000)	$221,000	$1,117,000

A reconciliation of the Company’s income tax expense with the federal statutory tax rate is shown below:

	2003	2002	2001
Income tax expense (benefit) at statutory rate	$(856,000)	$188,000	$1,278,000
State taxes net of federal tax effect	(152,000)	25,000	189,000
Permanent differences and other	(42,000)	8,000	20,000
Change in valuation allowance (net of effect of NOL attribute reduction in 2001)	74,000	—	(370,000)
	$(976,000)	$221,000	$1,117,000

The components of net deferred tax assets are as follows:

	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$3,002,000	$2,834,000
Federal and state tax credits	269,000	199,000
Reserves	322,000	362,000
Accrued expenses	134,000	93,000
Prepaid expenses	(106,000)	—
Other	17,000	—
Net deferred tax assets	$3,638,000	$3,488,000
Valuation allowance	(3,072,000)	(2,998,000)
	$566,000	$490,000

Deferred tax liabilities:
Property and equipment	$449,000	$373,000

At January 3, 2004, the Company had a valuation allowance against deferred tax assets to reduce the total to an amount management believes is appropriate.  Realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  The reduction in the valuation allowance during 2001 was due to the determination that certain deferred tax assets are more likely than not to be realized and to the effect of an NOL attribute reduction.

At January 3, 2004, the Company had NOL carryforwards expiring as follows:

Expiration	Amount
2011	$3,185,000
2012	$1,144,000
2018	$2,645,000

Future utilization of NOL and tax credit carryforwards is subject to certain limitations under provisions of Section 382 of the Internal Revenue Code.  This section relates to a 50 percent change in control over a three-year period.  The Company believes that the issuance of Common Stock during 1999 resulted in an “ownership change” under Section 382.  Accordingly, the Company’s ability to use NOL and tax credit carryforwards generated prior to February 1999 may be limited to approximately $56,000 per year.

Note 8.          Shareholders’ Equity

Stock options:  The Company has two stock option plans (Plans) that permit the granting of “incentive stock options” meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified options that do not meet the requirements of Section 422.  The Plans have 150,000 and 600,000 shares, respectively, available for grant.  The options that have been granted under the Plans are exercisable for a period of five to ten years from the date of grant and vest over a period of six months to five years from the date of grant.

The pro forma fair value of each option grant as presented in Note 1 to the financial statements is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2003	2002	2001
Expected dividend yield	—	—	—
Expected stock price volatility	79.5%	79.7%	82.3%
Risk-free interest rate	0.9%	1.4%	6.2%
Expected life of options (years)	2	2	2

Additional information relating to all outstanding options is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 30, 2000	373,000	$2.59
Granted	56,000	$1.82
Cancelled	(21,000)	$17.52
Outstanding at December 29, 2001	408,000	$1.98
Granted	57,000	$3.77
Exercised	(8,000)	$0.96
Cancelled	(20,000)	$3.60
Outstanding at December 28, 2002	437,000	$2.16
Granted	15,000	$1.60
Cancelled	(44,000)	$3.06
Outstanding at January 3, 2004	408,000	$2.04

The weighted average fair value per option of options granted during fiscal years 2003, 2002 and 2001 was $0.69, $1.65 and $0.86, respectively.

The following tables summarize information about stock options outstanding as of January 3, 2004:

OPTIONS OUTSTANDING

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$4.05 to $4.30	38,000	7.0	$4.15
$2.38 to $3.50	46,000	3.3	$2.55
$0.75 to $2.20	249,000	3.1	$1.95
$0.59 to $0.65	75,000	3.2	$0.63
	408,000		$2.04

OPTIONS EXERCISABLE

Range of Exercise Prices	Number of Options Exercisable	Weighted Average Exercise Price
$4.05 to $4.30	30,000	$4.11
$2.38 to $3.50	46,000	$2.55
$0.75 to $2.20	185,000	$1.86
$0.59 to $0.65	75,000	$0.63
	336,000	$1.88

The following table summarizes options exercisable for stock options outstanding as of December 28, 2002 and December 29, 2001:

	December 28, 2002	December 29, 2001
Number of options exercisable	325,000	275,000
Weighted average exercise price	$2.01	$1.77

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

In February 1999, in connection with a private placement, the Company issued warrants to purchase 83,000 shares of Common Stock at $0.50 per share, subject to adjustment.  During 2002, 4,000 warrants were exercised resulting in the issuance of 3,506 shares of Common Stock.  During 2003, 26,000 warrants were exercised resulting in the issuance of 20,326 shares of Common Stock.  In the first quarter of 2004, the remaining 53,000 warrants were exercised resulting in the issuance of 44,061 shares of Common Stock.

In March 1999, the Company issued to a board member at that time 5,000 warrants to purchase the Company’s Common Stock at $0.625 per share, the market value of the Company’s stock at the date of grant.

In April 1999, the Company issued to a vendor 50,000 warrants to purchase Common Stock at $0.625 per share.  In February 2003, 20,000 warrants were exercised resulting in the issuance of 20,000 shares of Common Stock.

All issued warrants are exercisable and expire as follows:  83,000 in 2004; 700,000 in 2007 and 5,000 in 2009.

Preferred Stock:  The Company’s amended Articles of Incorporation authorize two million shares of Preferred Stock of the Company (Preferred Stock) which may be issued from time to time in one or more series having such rights, powers, preferences and designations as the Board of Directors may determine.  To date no such preferred shares have been issued.

Note 9.          Major Customer and Suppliers

Revenues from the Company’s major recycling customers as a percentage of total revenues are as follows:

	2003	2002	2001
Revenue percentage:
Customer A	9%	13%	29%
Customer B	—	12%	9%

As of January 3, 2004, the Company had a receivable from Customer A of $717,000.

During the three-year period ended January 3, 2004, the Company purchased a vast majority of appliances for resale from four suppliers.  The Company has and is continuing to secure other vendors from which to purchase appliances.  However, the loss of one of these suppliers or any appliance supplier could adversely affect Company’s operations.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No changes in or disagreements with accountants have occurred within the two-year period ended January 3, 2004 that required reporting on Form 8-K.

ITEM 9A.                    CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the filing date of this annual report, and, based on the evaluation, its principal executive officer and principal financial officer have concluded that these controls and procedures are effective.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors and executive officers of the Company is set forth under the headings “Nominees and Information Concerning Officers Who Are Not Directors” and “Section 16 (a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2004 Annual Meeting of Shareholders to be held April 29, 2004, and is incorporated herein by reference.

ITEM 11.                      EXECUTIVE COMPENSATION

Information regarding executive compensation is set forth under the heading “Executive Compensation and Stock Options Granted and Exercised in Last Fiscal Year” in the Company’s Proxy Statement for its 2004 Annual Meeting of Shareholders to be held April 29, 2004, and is incorporated herein by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is set forth under the heading “Common Stock Ownership” in the Company’s Proxy Statement for its 2004 Annual Meeting of Shareholders to be held April 29, 2004, and is incorporated herein by reference.

The following table gives aggregate information under our equity compensation plans as of January 3, 2004:

			(c)
			Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
	(a)	(b)
	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights

Equity compensation plans approved by stockholders	408,000	$1.98	181,750
Equity compensation plans not approved by stockholders (1)	788,000	$0.59	N/A
Total	1,196,000	$1.07	181,750

(1)  See Note 8 regarding warrants issued for financing or services.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is set forth under the heading “Nominees and Information Concerning Officers and Key Employees Who Are Not Directors” in the Company’s Proxy Statement for its 2004 Annual Meeting of Shareholders to be held April 29, 2004, and is incorporated herein by reference.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services is set forth under the heading “Fees Paid to Auditors by the Company During the Last Fiscal Year” in the Company’s Proxy Statement for its 2004 Annual Meeting of Shareholders to be held April 29, 2004, and is incorporated herein by reference.

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

See Index to Financial Statements under Item 8 of this report.

2.                                      Financial Statement Schedule

To the Board of Directors

Appliance Recycling Centers of America, Inc.

Minneapolis, Minnesota

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements of Appliance Recycling Centers of America, Inc. and Subsidiaries taken as a whole.  The supplemental Schedule II is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

McGLADREY & PULLEN, LLP

Minneapolis, Minnesota

February 17, 2004

Schedule II - Valuation and Qualifying Accounts

	Accounts Receivable Allowance	Inventory Allowance
Balance, December 30, 2000	$20,000	$375,000
Additional allowance/adjustments	578,000	359,000
Write-offs	(498,000)	(270,000)
Balance, December 29, 2001	$100,000	$464,000
Additional allowance/adjustments	(35,000)	265,000
Write-offs	(39,000)	(181,000)
Balance, December 28, 2002	$26,000	$548,000
Additional allowance/adjustments	100,000	148,000
Write-offs	(9,000)	(372,000)
Balance, January 3, 2004	$117,000	$324,000

3.                                      Exhibits

See Index to Exhibits on page 40 of this report.

(b)                                  Reports on Form 8-K

The Company filed Form 8-K on October 29, 2003 announcing its third quarter 2003 results.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 16, 2004	APPLIANCE RECYCLING CENTERS OF
AMERICA, INC.
(Registrant)

	By	/s/ Edward R. Cameron
Edward R. Cameron
President and Chief Executive Officer

	By	/s/ Linda A. Koenig
Linda A. Koenig
Vice President of Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward R. Cameron	Chairman of the Board, President and	March 16, 2004
Edward R. Cameron	Chief Executive Officer

/s/ Linda A. Koenig	Vice President of Finance	March 16, 2004
Linda A. Koenig

/s/ Duane S. Carlson	Director	March 16, 2004
Duane S. Carlson

/s/ Harry W. Spell	Director	March 16, 2004
Harry W. Spell

INDEX TO EXHIBITS

Exhibit No.	Description

3.1

Restated Articles of Incorporation of Appliance Recycling Centers of America, Inc.  [filed as Exhibit 3.1 to the Company’s Form 10-K for the year ended January 2, 1999 (File No. 0-19621) and incorporated herein by reference].

3.2

Amended and Restated Bylaws of Appliance Recycling Centers of America, Inc. [filed as Exhibit 3.2 to the Company’s Form 10-K for the year ended January 2, 1999 (File No. 0-19621) and incorporated herein by reference].

*10.1

Amended Appliance Recycling Centers of America, Inc. Restated 1989 Stock Option Plan [filed as Exhibit 19.3 to the Company’s Form 10-Q for the quarter ended June 30, 1993 (File No. 0-19621) and incorporated herein by reference].

10.2

Line of credit dated August 30, 1996, between Appliance Recycling Centers of America, Inc. and Spectrum Commercial Services, a division of Lyons Financial Services, Inc. [filed as exhibit 10.15 to the Company’s Form 10-Q for the quarter ended September 28, 1996 (File No. 0-19621) and incorporated herein by reference].

10.3

Amended line of credit dated November 8, 1996, between Appliance Recycling Centers of America, Inc. and Spectrum Commercial Services, a division of Lyons Financial Services, Inc. [filed as exhibit 10.16 to the Company’s Form 10-Q for the quarter ended September 28, 1996 (File No. 0-19621) and incorporated herein by reference].

*10.4	1997 Stock Option Plan and Amendment [filed as Exhibits 28.1 and 28.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-28571) and incorporated herein by reference].

10.5

Amended line of credit dated February 12, 1998 between Appliance Recycling Centers of America, Inc. and Spectrum Commercial Services, a division of Lyons Financial Services, Inc., Amended Revolving Note and Amended Guarantor Acknowledgments [filed as Exhibit 10.10 to the Company’s Form 10-K for year ended January 3, 1998 (File No. 0-19621) and incorporated herein by reference].

*10.6

Amendment, effective April 24, 1997, to 1989 Stock Option Plan [filed as Exhibit 28.2 to the Company’s Post-Effective Amendment No. 1 (June 5, 1997) to Registration Statement on Form S-8 (Registration No. 33-68890) and incorporated herein by reference].

10.7

Reverse Logistics Master Service Agreement between Whirlpool Corporation and Appliance Recycling Centers of America, Inc. [filed as Exhibit 10 to the Company’s Form 10-Q for the quarter ended July 4, 1998 (File No. 0-19621) and incorporated herein by reference].

10.8

Loan Agreement between Medallion Capital, Inc. and Appliance Recycling Centers of America, Inc. dated September 10, 1998 [filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended October 3, 1998 (File No. 0-19621) and incorporated herein by reference].

10.9

Promissory note of the Company to Medallion Capital, Inc. in the principal amount of $3,500,000 due September 30, 2005 [filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended October 3, 1998 (File No. 0-19621) and incorporated herein by reference].

10.10	Security Agreement of the Company [filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended October 3, 1998 (File No. 0-19621) and incorporated herein by reference].

10.11

Warrant of the Company in favor of Medallion Capital, Inc. for 700,000 shares of the Company’s stock [corrected copy] [filed as Exhibit 10.14 to the Company’s Form 10-K for the year ended January 2, 1999 (File No. 0-19621) and incorporated herein by reference].

10.12

Amendment to the line of credit dated September 10, 1998 between Appliance Recycling Centers of America, Inc. and Spectrum Commercial Services, a division of Lyons Financial Services, Inc., Amendment to General Credit and Security Agreement and Amended Guarantor Acknowledgement  [filed as Exhibit 10.15 to the Company’s Form 10-K for the year ended January 2, 1999 (File No. 0-19621) and incorporated herein by reference].

10.13

Amendment to the line of credit dated September 17, 1998 between Appliance Recycling Centers of America, Inc. and Spectrum Commercial Services, a division of Lyons Financial Services, Inc., Amendment to General Credit and Security Agreement, Amended Guarantor Acknowledgement and Amended and Restated Revolving Note  [filed as Exhibit 10.16 to the Company’s Form 10-K for the year ended January 2, 1999 (File No. 0-19621) and incorporated herein by reference].

*10.14

Amendment effective April 29, 1999 to 1997 Stock Option Plan [filed as Exhibit 10 to the Company’s Form 10-Q for the quarter ended July 3, 1999 (File No. 0-19621) and incorporated herein by reference].

10.15

Agreement dated June 12, 2000 between Southern California Edison Company and Appliance Recycling Centers of America, Inc. [filed as Exhibit 10 to the Company’s Form 10-Q for the quarter ended July 1, 2000 (File No. 0-19621) and incorporated herein by reference].

10.16

Agreement dated August 21, 2000 between Southern California Edison Company and Appliance Recycling Centers of America, Inc. [filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2000 (File No. 0-19621) and incorporated herein by reference].

10.17

Amendment to the line of credit dated August 30, 2000 between Appliance Recycling Centers of America, Inc. and Spectrum Commercial Services, a division of Lyons Financial Services, Inc., Amendment to General Credit and Security Agreement and Amended and Restated Revolving Note [filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2000 (File No. 0-19621) and incorporated herein by reference].

10.18

Updated contract dated January 1, 2001 between Southern California Edison Company and Appliance Recycling Centers of America, Inc. [filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2001 (File No. 0-19621) and incorporated herein by reference].

*10.19

Amendment effective April 26, 2001 to 1997 Stock Option Plan [filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2001 (File No. 0-19621) and incorporated herein by reference].

10.20

Agreement dated June 12, 2001 between the California Public Utilities Commission and Appliance Recycling Centers of America, Inc. [filed as Exhibit 10.1 to the Company Form 10-Q for the quarter ended June 30, 2001 (File No. 0-19621) and incorporated herein by reference].

10.21

Agreement dated June 18, 2001 between Spectrum Commercial Services Company and Appliance Recycling Centers of America, Inc. [filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2001 (File No. 0-19621) and incorporated herein by reference].

10.22

Agreement dated July 26, 2001 between Spectrum Commercial Services Company and Appliance Recycling Centers of America, Inc. [filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2001 (File No. 0-19621) and incorporated herein by reference].

10.23

Amendment to the line of credit dated August 24, 2001 between Appliance Recycling Centers of America, Inc. and Spectrum Commercial Services, Amendment to General Credit and Security Agreement and Amended and Restated Revolving Note [files as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 29, 2001 (File No. 0-19621) and incorporated herein by reference].

10.24

Retail Dealer Sales Agreement dated October 12, 2001 between Appliance Recycling Centers of America, Inc. and Maytag Corporation [filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 29, 2001 (File No. 0-19621) and incorporated herein by reference].

10.25

Amendment dated March 7, 2002 to the agreement between the California Public Utilities Commission and Appliance Recycling Centers of America, Inc. [filed as Exhibit 10.29 to the Company’s Form 10-K for the year ended December 20, 2001 (File No. 0-19621) and incorporated herein by reference].

10.26

Amendment to the line of credit dated April 11, 2002 between Appliance Recycling Centers of America, Inc. and Spectrum Commercial Services, Amendment to General Credit and Security Agreement and Amended Guarantor Acknowledgement [filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 30, 2002 (File No. 0-19621) and incorporated herein by reference].

*10.27

Amendment effective April 25, 2002 to 1997 Stock Option Plan [filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 30, 2002 (File No. 0-19621) and incorporated herein by reference].

10.28

Agreement dated June 18, 2002 between Southern California Edison Company and Appliance Recycling Centers of America, Inc. [filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 29, 2002 (File No. 0-19621) and incorporated herein by reference].

10.29

Loan agreement dated September 19, 2002 between Appliance Recycling Centers of America, Inc. and General Electric Capital Business Asset Funding Corp. [filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 28, 2002 (File No. 0-19621) and incorporated herein by reference].

10.30

Agreements dated September 24, 2002 between Appliance Recycling Centers of America, Inc. and the Department of Water and Power of the City of Los Angeles [filed as Exhibit 10.32 to the Company’s Form 10-K for the year ended December 28, 2002 (File No. 0-19621) and incorporated herein by reference].

10.31

Loan agreement dated December 28, 2002 between Appliance Recycling Centers of America, Inc. and General Electric Capital Business Asset Funding Corp.  [filed as Exhibit 10.33 to the Company’s Form 10-K for the year ended December 28, 2002 (File No. 0-19621) and incorporated herein by reference].

10.32

Amendment to the line of credit dated January 23, 2003 between Appliance Recycling Centers of America, Inc. and Spectrum Commercial Services, Amendment to General Credit and Security Agreements [filed as Exhibit 10.34 to the Company’s Form 10-K for the year ended December 28, 2002 (File No. 0-19621) and incorporated herein by reference].

10.33

Agreement dated September 2, 2003 between Southern California Edison Company and Appliance Recycling Centers of America, Inc. [filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 27, 2003 (File No. 0-19621) and incorporated herein by reference].

+10.34	Agreement dated January 1, 2004 between Southern California Edison Company and Appliance Recycling Centers of America, Inc.

+10.35	Agreement dated March 1, 2004 between San Diego Gas & Electric and Appliance Recycling Centers of America, Inc.

+21.1	Subsidiaries of Appliance Recycling Centers of America, Inc.

+23.1	Consent of McGladrey & Pullen, LLP, Independent Public Accountants.

+31.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+31.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(a)3 of this Form 10-K.
+	Filed herewith.