Form 10-Q
period 2004-04-03
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2004-05-18
CIK 862861

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No ☒

As of May 14, 2004, the number of shares outstanding of the registrant’s no par value Common Stock was 2,443,777 shares.

APPLIANCE RECYCLING CENTERS of AMERICA, INC.

Appliance Recycling Centers of America, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

	April 3, 2004	January 3, 2004
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,159,000	$1,196,000
Accounts receivable, net of allowance of $110,000 and $117,000, respectively	1,977,000	1,887,000
Inventories, net of reserves of $305,000 and $324,000, respectively	8,230,000	9,338,000
Refundable income taxes	864,000	904,000
Deferred income taxes	566,000	566,000
Other current assets	327,000	521,000
Total current assets	13,123,000	14,412,000
Property and Equipment, at cost
Land	2,050,000	2,050,000
Buildings and improvements	4,095,000	4,090,000
Equipment	5,446,000	5,359,000
	11,591,000	11,499,000
Less accumulated depreciation	5,477,000	5,321,000
Net property and equipment	6,114,000	6,178,000
Other Assets	219,000	243,000
Total assets	$19,456,000	$20,833,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Line of credit	$4,777,000	$5,089,000
Current maturities of long-term obligations	202,000	240,000
Accounts payable	2,486,000	2,958,000
Accrued expenses (Note 2)	2,218,000	2,019,000
Income taxes payable	658,000	660,000
Total current liabilities	10,341,000	10,966,000
Long-Term Obligations, less current maturities	5,170,000	5,209,000
Deferred Income Tax Liabilities	449,000	449,000
Total liabilities	15,960,000	16,624,000
Shareholders’ Equity
Common stock, no par value; authorized 10,000,000 shares; issued and outstanding 2,444,000 and 2,364,000 shares, respectively	11,406,000	11,381,000
Accumulated deficit	(7,910,000)	(7,172,000)
Total shareholders’ equity	3,496,000	4,209,000
Total liabilities and shareholders’ equity	$19,456,000	$20,833,000

See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended
	April 3, 2004	March 29, 2003
Revenues
Retail	$9,734,000	$8,628,000
Recycling	1,595,000	1,315,000
Byproduct	268,000	83,000
Total revenues	11,597,000	10,026,000
Cost of Revenues	8,460,000	7,596,000
Gross profit	3,137,000	2,430,000
Selling, General and Administrative Expenses	3,675,000	3,508,000
Operating income (loss)	(538,000)	(1,078,000)
Other Income (Expense)
Other income	(8,000)	10,000
Interest expense	(186,000)	(169,000)
Income (loss) before provision (benefit) for income taxes	(732,000)	(1,237,000)
Provision (Benefit) for Income Taxes	—	(421,000)
Net income (loss)	$(732,000)	$(816,000)

Basic Earnings (Loss) per Common Share	$(0.31)	$(0.35)

Diluted Earnings (Loss) per Common Share	$(0.31)	$(0.35)

Weighted Average Number of Common Shares Outstanding:
Basic	2,398,000	2,335,000
Diluted	2,398,000	2,335,000

See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended
	April 3, 2004	March 29, 2003
Cash Flows from Operating Activities
Net income (loss)	$(732,000)	$(816,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	156,000	137,000
Loss on sale of property and equipment	—	5,000
Changes in current assets and liabilities:
Receivables	(90,000)	(620,000)
Inventories	1,108,000	572,000
Other assets	218,000	273,000
Income taxes receivable	40,000	—
Accounts payable	(472,000)	(434,000)
Accrued expenses	199,000	(96,000)
Income taxes payable	(2,000)	(421,000)
Net cash provided by (used in) operating activities	425,000	(1,400,000)
Cash Flows from Investing Activities
Purchases of property and equipment	(92,000)	(96,000)
Cash Flows from Financing Activities
Net borrowings (payments) under line of credit	(312,000)	828,000
Proceeds ascribed to warrants	18,000	—
Payments on long-term obligations	(76,000)	(79,000)
Net cash provided by (used in) financing activities	(370,000)	749,000
Increase (decrease) in cash and cash equivalents	(37,000)	(747,000)
Cash and Cash Equivalents
Beginning	1,196,000	2,802,000
Ending	$1,159,000	$2,055,000
Supplemental Disclosures of Cash Flow Information
Cash payments (receipts) for:
Interest	$186,000	$169,000
Income taxes	(39,000)	—

See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                                       Financial Statements

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company and its subsidiaries as of April 3, 2004 and the results of operations and cash flows for the three-month periods ended April 3, 2004 and March 29, 2003.  The results of operations for any interim period are not necessarily indicative of the results for the year. These interim consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the year ended January 3, 2004.  Therefore, certain information and footnote disclosures included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

2.                                       Accrued Expenses

Accrued expenses were as follows:

	April 3, 2004	January 3, 2004
Compensation and benefits	$1,072,000	$930,000
Warranty expense	29,000	54,000
Accrued incentives	686,000	686,000
Other	431,000	349,000
	$2,218,000	$2,019,000

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

Since the Company incurred a loss for the three months ended April 3, 2004 and March 29, 2003, the inclusion of potential option and warrant common shares in the calculation of diluted loss per common share would have been antidilutive.  Therefore, basic and diluted weighted-average shares and per-share amounts are the same.

4.                                       Critical Accounting Policies and Estimates

The Company’s significant accounting policies and estimates are summarized in the footnotes to its annual consolidated financial statements.  Some of the most critical policies and estimates are also discussed below:

Revenue recognition:  The Company recognizes revenue from appliance sales in the period the appliances are purchased and paid for by a consumer.  Revenue from appliance recycling is recognized when a unit is collected and processed.  Byproduct revenue is recognized upon shipment.

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

Changes in the Company’s warranty liability reserve are as follows:

(Unaudited)	April 3, 2004	March 29, 2003
Balance, beginning	$54,000	$82,000
Standard accrual based on units sold	6,000	9,000
Actual costs incurred	(12,000)	(39,000)
Periodic accrual adjustments	(19,000)	(3,000)
Balance, ending	$29,000	$49,000

Trade receivables:  Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received.  A trade receivable is considered to be past due if any portion of the receivable balance is outstanding for more than 90 days.  The current reserve for doubtful accounts of $110,000 should be adequate for any exposure to loss in the Company’s April 3, 2004 accounts receivable.

Inventories:  Inventories, consisting principally of appliances, are stated at the lower of cost, first-in, first-out (FIFO), or market.  The Company provides estimated reserves for the realizability of its appliance inventories, including adjustments to market, based on various factors including the age of such inventory and management’s assessment of the need for such allowances.  Management looks at historical inventory agings and margin analysis in determining its reserve estimate.  The Company believes the reserve of $305,000 as of April 3, 2004 is adequate.

Property and equipment:  Depreciation is computed using straight-line and accelerated methods over the following estimated useful lives:

Years
Buildings and improvements	18 - 30
Equipment	3 - 8

The Company did not identify any items that were impaired as of April 3, 2004.

Income taxes:  Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  At April 3, 2004 a valuation allowance has been recorded against deferred tax assets principally relating to net operating loss and tax credit carryforwards whose use is limited under Section 382 of the Internal Revenue Code.

Stock-based compensation:  The Company regularly grants options to its employees under various plans.  As permitted under accounting principles generally accepted in the United States of America, these grants are accounted for following APB Opinion No. 25 and related interpretations.  Accordingly, compensation cost would be recognized for those grants where the exercise price is less than the fair market value of the stock on the date of grant.  There was no compensation expense recorded for employee grants for the three months ended April 3, 2004 and March 29, 2003.

The Company also grants options and warrants to nonemployees for goods and services and in conjunction with certain agreements.  These grants are accounted for under FASB Statement No. 123, Accounting for Stock-Based Compensation, based on the grant date fair values.

Had compensation cost for all of the employee stock-based compensation grants and warrants issued been determined based on the fair values at the grant date consistent with the provisions of Statement No. 123, the Company’s net loss and net loss per basic and diluted common share would have been as indicated below.

Unaudited	April 3 2004	March 29 2003
Net loss:
As reported	$(732,000)	$(816,000)
Deduct pro forma stock-based compensation	(7,000)	(10,000)
Pro forma	$(739,000)	$(826,000)
Basic loss per share:
As reported	$(0.31)	$(0.35)
Pro forma	$(0.31)	$(0.35)
Diluted loss per share:
As reported	$(0.31)	$(0.35)
Pro forma	$(0.31)	$(0.35)

The above pro forma effects on net loss and net loss per basic and diluted common share are not likely to be representative of the effects on reported net income (loss) or net income (loss) per common share for future years because options vest over several years and additional awards generally are made each year.

5.                                       Long-Term Obligations

Long-term obligations consisted of the following:

	April 3 2004	January 3, 2004
	(Unaudited)
6.85% mortgage, due in monthly installments of $15,326, including interest, due January 2013, secured by land and building	$1,943,000	$1,956,000
Adjustable rate mortgage based on the 30-day LIBOR rate (1.12% as of April 3, 2004) plus 2.7%, adjusted yearly, monthly payments include interest and principal, and are based on a 20-year amortization, due October 2012, secured by land and building	3,294,000	3,340,000
13.00% note payable, due in monthly interest payments of $541 with balance due September 2005, secured by equipment	50,000	50,000
Other	85,000	103,000
	5,372,000	5,449,000
Less current maturities	202,000	240,000
	$5,170,000	$5,209,000

The future annual maturities of long-term obligations are as follows:

Fiscal year
2004	$164,000
2005	206,000
2006	238,000
2007	196,000
2008	183,000
2009 and thereafter	4,385,000
$5,372,000

6.                                       Subsequent Event

The Company is a majority (60%) owner in North America Appliance Company, LLC (NAACO).  In April 2004, a fire destroyed the building in which NAACO recently leased space.  Currently, NAACO and ARCA are determining the losses and working with the insurance company to file the claims for items and inventory destroyed in the fire and for business interruption income.  Management does not believe the ultimate resolution of this matter will have a material effect on the Company’s consolidated financial statements.  Plans for continuing operations are currently being developed.

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

OVERVIEW

The Company generates revenues from three sources:  retail, recycling and byproduct.  Retail revenues are sales of appliances, warranty and service revenue, and delivery fees.  Recycling revenues are fees charged for the disposal of appliances.  Byproduct revenues are sales of scrap metal and reclaimed chlorofluorocarbons (CFCs) generated from processed appliances.  The Company is managed as a unit and does not measure profit or loss separately for its three primary revenue sources.  Therefore, the Company believes that it has one operating segment.

RESULTS OF OPERATIONS

Total revenues for the three months ended April 3, 2004 were $11,597,000 compared to $10,026,000 for the three months ended March 29, 2003, an increase of 16%.

Retail revenues accounted for approximately 84% of revenues in the first quarter of 2004.  Retail revenues for the three months ended April 3, 2004 were $9,734,000 compared to $8,628,000 for the three months ended March 29, 2003, an increase of 13%.  Same-store retail sales increased 9% (a sales comparison of seven stores that were open the entire first three months of both 2004 and 2003).  The increase in retail revenues was primarily due to an increase in sales of new in-the-box product of approximately $1,700,000 offset by a decrease in special-buy sales of approximately $600,000 as a result of operating one additional store in the first quarter of 2004 compared to the same period in the previous year.  Special-buy appliances include manufacturer closeouts, factory overruns, floor samples, returned or exchanged items and scratch and dent appliances.  The Company continues to purchase appliances from Whirlpool Corporation (Whirlpool), Maytag Corporation (Maytag), GE Corporation (GE) and Frigidaire.  There are no minimum purchase requirements with any of these manufacturers.  The Company believes purchases from these four manufacturers will provide an adequate supply of high-quality appliances for its retail outlets; however, there is a risk that one or more of these sources could be lost.

Currently, the Company has nine retail locations.  The Company continually researches potential store locations in all of its current markets and any potential markets.  Currently the Company has no potential store locations it is pursuing.

Recycling revenues increased to $1,595,000 in the three months ended April 3, 2004 from $1,315,000 for the same period of 2003, an increase of 21%.  The increase in recycling revenues is primarily due to an increase in recycling volumes from the various contracts in California.  In January 2004, the Company signed a contract with Southern California Edison Company (Edison) to handle appliance recycling operations in Edison’s service territory for the years 2004 and 2005.  Edison is responsible for the advertising in its service territory.  In March 2004, the Company signed a contract with San Diego Gas & Electric (SDG&E) to handle appliance recycling operations in SDG&E’s service territory for 2004.  The Company is responsible for advertising in SDG&E’s service territory.  In April 2004, the company announced that it had been selected by the United Illuminating Company and the Connecticut Light & Power Company to handle a joint appliance recycling program in the utilities’ service territories for the year 2004.

Byproduct revenues increased to $268,000 in the three months ended April 3, 2004 from $83,000 in the same period of 2003.  The increase was primarily due to an increase in the price of scrap metal from recycling operations.

Gross profit as a percentage of total revenues increased to 27.1% for the three months ended April 3, 2004 from 24.2% for the three months ended March 29, 2003.  The increase was primarily due to higher recycling revenues and volumes related to the recycling programs and an increase in gross margin in sales of new in-the-box and special-buy appliances.  Gross profit as a percentage of total revenues for future periods can be affected favorably or unfavorably by numerous factors, including the mix of retail products sold, the prices at which product is purchased from the four manufacturers, the volume of appliances recycled from the 2004-2005 Edison contract and 2004 SDG&E contract, and the price and volume of byproduct revenues.  The Company believes that gross profit as a percentage of total revenues for the year will be slightly higher than the gross profit as a percentage of total revenues of the first quarter of 2004.

Selling, general and administrative expenses for the three months ended April 3, 2004 increased by $167,000 or 4.8% from the same period in 2003.  Selling expenses for the three months ended April 3, 2004 increased by $193,000 or 8.9% from the same period in 2003.  The increase in selling expenses was primarily due to the expense for operating one additional store overall during the first quarter of 2004 and an increase in advertising compared to the same period in the previous year.  General and administrative expenses for the three months ended April 3, 2004 decreased by $26,000 or 1.9% from the same period in 2003.  The decrease in general and administrative expense was primarily due to cost control measures offset by an increase in the bad debt reserve.

Interest expense increased to $186,000 for the three months ended April 3, 2004 compared to $169,000 for the same period in 2003.

The Company did not record a benefit for income taxes for the three months ended April 3, 2004 due to an increase in the valuation allowance on its deferred tax assets.

The Company has net operating loss carryovers and credit carryforwards of approximately $7 million at April 3, 2004, which may be available to reduce taxable income and therefore income taxes payable in future years.  However, future utilization of these loss and credit carryforwards is subject to certain significant limitations under provisions of the Internal Revenue Code, including limitations subject to Section 382, which relate to a 50 percent change in control over a three-year period and are further dependent upon the Company maintaining profitable operations.  The Company believes that the issuance of Common Stock during 1999 resulted in an “ownership change” under Section 382.  Accordingly, the Company’s ability to use net operating loss carryforwards generated prior to February 1999 may be limited to approximately $56,000 per year or less than $1 million through 2018.

At April 3, 2004, the Company had recorded cumulative valuation allowances of approximately $3,365,000 against its net deferred tax assets due to the uncertainty of their realization.  The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to become available to reduce taxable income.

The Company recorded a net loss of $732,000 or $.31 per basic and diluted share for the three months ended April 3, 2004 compared to a net loss of $816,000 or $.35 per basic and diluted share for the same period of 2003.  The decrease in the net loss was due to an increase in revenues combined with an increase in the gross profit percentage and a decrease in selling, general and administrative expenses as a percentage of total revenues and no income tax benefit being recorded for the three months ended April 3, 2004 compared to the same period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

At April 3, 2004, the Company had working capital of $2,782,000 compared to $3,446,000 at January 3, 2004.  Cash and cash equivalents decreased to $1,159,000 at April 3, 2004 from $1,196,000 at January 3, 2004.  Net cash provided by operating activities was $425,000 for the three months ended April 3, 2004 compared to net cash used in operating activities of $1,400,000 in the same period of 2003.  The cash provided by operating activities for the quarter was primarily due to a decrease in inventories offset by a decrease in accounts payable.  During the three months ended April 3, 2004, payables decreased by $472,000 due to a decrease in inventory purchases.

The Company’s capital expenditures for the three months ended April 3, 2004 and March 29, 2003 were approximately $92,000 and $96,000, respectively.  The 2004 capital expenditures were primarily related to continued software development and leasehold improvements related to the opening of the Atlanta, Georgia, retail store.  The 2003 capital expenditures were primarily related to continued software development and building improvements.

Net cash used in financing activities was $370,000 for the three months ended April 3, 2004 compared to net cash provided by financing activities of $749,000 in the same period in 2003.  The cash used in financing activities was primarily due to paying down the line of credit during the three months ended April 3, 2004.

As of April 3, 2004, the Company had a $10.0 million line of credit with a lender.  The interest rate on the line as of April 3, 2004 was 5.5%.  The amount of borrowings available under the line of credit is based on a formula using receivables and inventories.  The line of credit has a stated maturity date of August 30, 2004, if not renewed, and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time. The line of credit is secured by substantially all the Company’s assets and requires minimum monthly interest payments of $37,500, regardless of the outstanding principal balance.  The lender is also secured by an inventory repurchase agreement with Whirlpool Corporation for purchases from Whirlpool only.  The line requires that the Company meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt the Company can incur, limits the amount of spending on fixed assets and limits payments of dividends.  At April 3, 2004, the Company had unused borrowing capacity of $318,000.

A summary of the Company’s contractual cash obligations at April 3, 2004 is as follows:

(in thousands)

	Payments due by period
Contractual Cash Obligations	Total	Remainder of 2004	2005	2006	2007	2008	2009 and There- after
Long-term debt, including interest	$7,514	$380	$546	$454	$448	$448	$5,238
Operating leases	$5,572	$1,445	$1,812	$1,131	$742	$416	$26
Total contractual cash obligations	$13,086	$1,825	$2,358	$1,585	$1,190	$864	$5,264

The Company also has a commercial commitment as described below:

Other Commercial Commitment	Total Amount Committed	Outstanding at 4/3/04	Date of Expiration
Line of credit	$10,000,000	$4,777,000	August 30, 2004

The Company believes, based on the anticipated revenues from the 2004-2005 Edison contract, the 2004 SDG&E contract, the anticipated sales per retail store and its anticipated gross profit, that its cash balance, anticipated funds generated from operations and its current line of credit, if renewed, will be sufficient to finance its operations and capital expenditures through fiscal 2004.  The Company’s total capital requirements for 2004 will depend upon, among other things as discussed below, the recycling volumes generated from the recycling contracts in 2004 and the number and size of retail stores operating during the fiscal year.  Currently, the Company has three recycling centers and nine retail stores in operation.  If revenues are lower than anticipated or expenses are higher than anticipated, the Company may require additional capital to finance operations.  Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (common or preferred stock) or other securities.  There can be no assurance that such additional sources of financing will be available or available on terms satisfactory to the Company or permitted by the Company’s current lenders.

FORWARD-LOOKING STATEMENTS

Statements contained in this quarterly report regarding the Company’s future operations, performance and results, and anticipated liquidity discussed herein are forward-looking and therefore are subject to certain risks and uncertainties, including, but not limited to, those discussed herein.  Any forward-looking information regarding the operations of the Company will be affected primarily by the Company’s continued ability to purchase product from Whirlpool, Maytag, GE and Frigidaire at acceptable prices, the ability and timing of Edison to deliver units under its 2004-2005 contract and the ability and timing of SDG&E to deliver units under its 2004 contract with the Company.  In addition, any forward-looking information will also be affected by the ability of individual retail stores to meet planned revenue levels, the rate of sustainable growth in the number of retail stores, the speed at which individual retail stores reach profitability, costs and expenses being realized at higher than expected levels, the Company’s ability to secure an adequate supply of special-buy appliances for resale and the continued availability of the Company’s current line of credit.

PART I:  ITEM 3                                                       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MARKET RISK AND IMPACT OF INFLATION

The Company does not believe there is any significant risk related to interest rate fluctuations on the long-term fixed rate debt.  However, there are interest rate risks on the line of credit, since its interest rate floats with prime, and on approximately $3,300,000 in long-term debt entered into in September 2002, since its interest rate is based on the 30-day LIBOR rate.  Also, the Company believes that inflation has not had a material impact on the results of operations for the three-month period ended April 3, 2004.  However, there can be no assurance that future inflation will not have an adverse impact on the Company’s operating results and financial conditions.

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

ITEM 2                           -                         CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table gives aggregate information under the Company’s equity compensation plans as of April 3, 2004:

	(a)	(b)	(c)
	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by stockholders	400,000	$1.98	200,000
Equity compensation plans not approved by stockholders (1)	705,000	$0.60	N/A
Total	1,105,000	$1.10	200,000

(1)           Warrants issued for financing or services.

ITEM 3                           -                         DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4                           -                         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 29, 2004, the Company held its Annual Meeting of Shareholders.  At the meeting, Edward R. Cameron, Duane S. Carlson and Harry W. Spell were elected as directors for 2004.

ITEM 5                           -                         OTHER INFORMATION - None

ITEM 6                           -                         EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

(i)            Exhibit 31.1 – Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(ii)           Exhibit 31.2 – Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(iii)          Exhibit 32 – Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                   Reports of Form 8-K

The Company filed Form 8-K on February 4, 2004 announcing that it has signed a contract with Southern California Edison Company.

The Company filed Form 8-K on March 17, 2004 announcing that it has signed a contract with San Diego Gas & Electric.

The Company filed Form 8-K on March 17, 2004 announcing its 2003 operating results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Appliance Recycling Centers of America, Inc.
Registrant

Date: May 14, 2004	/s/Edward R. Cameron
Edward R. Cameron
President

Date: May 14, 2004	/s/Linda Koenig
Linda Koenig
Vice President of Finance