Form 10-Q
period 2004-07-03
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2004-08-17
CIK 862861

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2004

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

As of August 13, 2004, the number of shares outstanding of the registrant’s no par value Common Stock was 2,986,277 shares.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

Appliance Recycling Centers of America, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

	July 3, 2004	January 3, 2004
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,886,000	$1,196,000
Accounts receivable, net of allowance of $51,000 and $117,000, respectively	2,203,000	1,887,000
Inventories, net of reserves of $307,000 and $324,000, respectively	8,386,000	9,338,000
Refundable income taxes	—	904,000
Deferred income taxes	566,000	566,000
Other current assets	441,000	521,000
Total current assets	13,482,000	14,412,000
Property and Equipment, at cost
Land	2,050,000	2,050,000
Buildings and improvements	4,107,000	4,090,000
Equipment	5,517,000	5,359,000
	11,674,000	11,499,000
Less accumulated depreciation	5,638,000	5,321,000
Net property and equipment	6,036,000	6,178,000
Other Assets	211,000	243,000
Total assets	$19,729,000	$20,833,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Line of credit	$5,003,000	$5,089,000
Current maturities of long-term obligations	198,000	240,000
Accounts payable	2,893,000	2,958,000
Accrued expenses (Note 2)	1,944,000	2,019,000
Income taxes payable	658,000	660,000
Total current liabilities	10,696,000	10,966,000
Long-Term Obligations, less current maturities	5,115,000	5,209,000
Deferred Income Tax Liabilities	449,000	449,000
Total liabilities	16,260,000	16,624,000
Shareholders’ Equity
Common stock, no par value; authorized 10,000,000 shares; issued and outstanding 2,986,000 and 2,364,000 shares, respectively	11,415,000	11,381,000
Accumulated deficit	(7,946,000)	(7,172,000)
Total shareholders’ equity	3,469,000	4,209,000
Total liabilities and shareholders’ equity	$19,729,000	$20,833,000

See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Revenues
Retail	$10,589,000	$8,410,000	$20,323,000	$17,038,000
Recycling	2,060,000	2,078,000	3,655,000	3,393,000
Byproduct	346,000	234,000	614,000	317,000
Total revenues	12,995,000	10,722,000	24,592,000	20,748,000
Cost of Revenues	9,160,000	7,942,000	17,620,000	15,538,000
Gross profit	3,835,000	2,780,000	6,972,000	5,210,000
Selling, General and Administrative Expenses	3,755,000	3,289,000	7,430,000	6,798,000
Operating income (loss)	80,000	(509,000)	(458,000)	(1,588,000)
Other Income (Expense)
Other expense	(3,000)	(11,000)	(11,000)	(1,000)
Interest expense	(185,000)	(191,000)	(371,000)	(360,000)
Loss before benefit for income taxes	(108,000)	(711,000)	(840,000)	(1,949,000)
Benefit for Income Taxes	(66,000)	(236,000)	(66,000)	(657,000)
Net loss	$(42,000)	$(475,000)	$(774,000)	$(1,292,000)

Basic Loss per Common Share	$(0.02)	$(0.20)	$(0.32)	$(0.55)

Diluted Loss per Common Share	$(0.02)	$(0.20)	$(0.32)	$(0.55)

Weighted Average Number of Common Shares Outstanding:
Basic	2,506,000	2,344,000	2,421,000	2,340,000
Diluted	2,506,000	2,344,000	2,421,000	2,340,000

See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended
	July 3, 2004	June 28, 2003
Cash Flows from Operating Activities
Net loss	$(774,000)	$(1,292,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	317,000	278,000
Loss on sale of equipment	—	6,000
Changes in assets and liabilities:
Receivables	(316,000)	(711,000)
Inventories	952,000	296,000
Other assets	1,016,000	(61,000)
Accounts payable	(65,000)	(166,000)
Accrued expenses	(75,000)	(24,000)
Income taxes	(2,000)	—
Net cash provided by (used in) operating activities	1,053,000	(1,674,000)
Cash Flows from Investing Activities
Purchase of property and equipment	(175,000)	(271,000)
Cash Flows from Financing Activities
Net borrowings (payments) under line of credit	(86,000)	769,000
Proceeds from issuance of common stock	34,000	13,000
Payments on long-term obligations	(136,000)	(147,000)
Net cash provided by (used in) financing activities	(188,000)	635,000
Increase (decrease) in cash and cash equivalents	690,000	(1,310,000)
Cash and Cash Equivalents
Beginning	1,196,000	2,802,000
Ending	$1,886,000	$1,492,000
Supplemental Disclosures of Cash Flow Information
Cash payments (receipts) for:
Interest	$371,000	$360,000
Income taxes	(972,000)	(303,000)

See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                                       Financial Statements

In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company and its subsidiaries as of July 3, 2004, and the results of operations for the three-month and six-month periods ended July 3, 2004 and June 28, 2003 and its cash flows for the six-month periods ended July 3, 2004 and June 28, 2003.  The results of operations for any interim period are not necessarily indicative of the results for the year. These interim consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the year ended January 3, 2004.  Therefore, certain information and footnote disclosures included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

2.                                       Accrued Expenses

Accrued expenses were as follows:

	July 3, 2004	January 3, 2004
Compensation and Benefits	$867,000	$930,000
Warranty Expense	35,000	54,000
Accrued Incentives	686,000	686,000
Other	356,000	349,000
	$1,944,000	$2,019,000

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

Since the Company incurred losses for the three and six months ended July 3, 2004 and June 28, 2003, the inclusion of potential option and warrant common shares in the calculation of diluted loss per common share would have been antidilutive.  Therefore, basic and diluted weighted-average shares and per-share amounts are the same for these periods.

4.                                       Critical Accounting Policies

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

The Company defers revenue under certain appliance extended warranty arrangements it services and recognizes the revenue over the related terms of the warranty contracts.  On extended warranty arrangements sold by the Company but serviced by others for a fixed portion of the warranty sales price, the Company recognizes revenue for the net amount retained at the time of sale of the extended warranty to the customer.

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

Changes in the Company’s warranty liability reserve are as follows:

	Three Months Ended		Six Months Ended
(Unaudited)	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Balance, beginning	$29,000	$49,000	$54,000	$82,000
Standard accrual based on units sold	30,000	20,000	36,000	29,000
Actual costs incurred	(15,000)	(15,000)	(27,000)	(54,000)
Periodic accrual adjustments	(9,000)	(18,000)	(28,000)	(21,000)
Balance, ending	$35,000	$36,000	$35,000	$36,000

Trade receivables:  Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received.  A trade receivable is considered to be past due if any portion of the receivable balance is outstanding for more than 90 days.  The current reserve for doubtful accounts of $51,000 should be adequate for any exposure to loss in the Company’s July 3, 2004 accounts receivable.

Inventories:  Inventories, consisting principally of appliances, are stated at the lower of cost, first-in, first-out (FIFO), or market.  The Company provides estimated reserves for the realizability of its appliance inventories, including adjustments to market, based on various factors including the age of such inventory and management’s assessment of the need for such allowances.  Management looks at historical inventory agings and margin analysis in determining its reserve estimate.  The Company believes the reserve of $307,000 as of July 3, 2004 is adequate.

Property and equipment:  Depreciation is computed using straight-line and accelerated methods over the following estimated useful lives:

Years
Buildings and improvements	18 - 30
Equipment	3 - 8

The Company did not identify any items that were impaired as of July 3, 2004.

Income taxes:  Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  At July 3, 2004 a valuation allowance has been recorded against deferred tax assets principally relating to net operating loss and tax credit carryforwards whose use is limited under Section 382 of the Internal Revenue Code.

Stock-based compensation:  The Company regularly grants options to its employees under various plans.  As permitted under accounting principles generally accepted in the United States of America, these grants are accounted for following APB Opinion No. 25 and related interpretations.  Accordingly, compensation cost would be recognized for those grants where the exercise price is less than the fair market value of the stock on the date of grant.  There was no compensation expense recorded for employee grants for the three- and six-month periods ended July 3, 2004 and June 28, 2003.

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

	Three Months Ended		Six Months Ended
(Unaudited)	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net loss:
As reported	$(42,000)	$(475,000)	$(774,000)	$(1,292,000)
Deduct pro forma stock-based compensation	(17,000)	(27,000)	(23,000)	(37,000)
Pro forma	$(59,000)	$(502,000)	$(797,000)	$(1,329,000)
Basic loss per share:
As reported	$(0.02)	$(0.20)	$(0.32)	$(0.55)
Pro forma	$(0.02)	$(0.21)	$(0.33)	$(0.57)
Diluted loss per share:
As reported	$(0.02)	$(0.20)	$(0.32)	$(0.55)
Pro forma	$0.02)	$(0.21)	$(0.33)	$(0.57)

The above pro forma effects on net loss and net loss per basic and diluted common share are not likely to be representative of the effects on reported net income (loss) or net income (loss) per common share for future years because options vest over several years and additional awards generally are made each year.

5.                                       Long-Term Obligations

Long-term obligations consisted of the following:

	July 3, 2004	January 3, 2004
	(Unaudited)

6.85% mortgage, due in monthly installments of $15,326, including interest, due January 2013, secured by land and building	$1,935,000	$1,956,000
Adjustable rate mortgage based on the 30-day LIBOR rate (1.12% as of July 3, 2004) plus 2.7%, adjusted yearly, monthly payments include interest and principal, and are based on a 20-year amortization, due October 2012, secured by land and building	3,258,000	3,340,000
13.00% note payable, due in monthly interest payments of $541 with balance due September 2005, secured by equipment	50,000	50,000
Other	70,000	103,000
	5,313,000	5,449,000
Less current maturities	198,000	240,000
	$5,115,000	$5,209,000

The future annual maturities of long-term obligations are as follows:

Fiscal year
For the remainder of 2004	$105,000
2005	206,000
2006	238,000
2007	196,000
2008	183,000
2009 and thereafter	4,385,000
$5,313,000

6.                                       Other Information

The Company is a majority (60%) owner in North America Appliance Company, LLC (NAACO).  In April 2004, a fire destroyed the building in which NAACO recently leased space.  NAACO and ARCA have determined the losses and have submitted most of the claims for items and inventory destroyed in the fire and for business interruption income to the insurance company.  Management does not believe the ultimate resolution of this matter will have a material effect on the Company’s consolidated financial statements.  Currently, NAACO has found another location in the same area and is continuing to sell special-buy appliances.

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

RESULTS OF OPERATIONS

Total revenues for the three and six months ended July 3, 2004 were $12,995,000 and $24,592,000, respectively, compared to $10,722,000 and $20,748,000 for the same periods in the prior year, increases of 21% and 19%, respectively.

Retail sales accounted for approximately 81% of revenues in the second quarter of 2004.  Retail revenues for the three and six months ended July 3, 2004 increased by $2,179,000 or 26% and $3,285,000 or 19%, respectively, from the same periods in the prior year.  Second quarter same-store retail sales increased 13% (a sales comparison of eight stores that were open the entire second quarters of both 2004 and 2003).  The increase in retail sales for the three and six months ended July 3, 2004 compared to the prior periods was primarily due to an increase in sales of new in-the-box product of approximately $1,700,000 and $3,400,000, respectively.  The increase in sales of new in-the-box product is due to additional purchases of new product and operating one additional store during the periods in 2004 compared to the prior year.  Special-buy appliances include manufacturer closeouts, factory overruns, floor samples, returned or exchanged items, and scratch and dent appliances.  The Company continues to purchase appliances from Whirlpool Corporation (Whirlpool), Maytag Corporation (Maytag), GE Corporation (GE) and Frigidaire.  There are no minimum purchase requirements with any of these manufacturers.  The Company believes purchases from these four manufacturers will provide an adequate supply of high-quality appliances for its retail outlets; however, there is a risk that one or more of these sources could be lost.

Currently, the Company has nine retail locations.  The Company announced in August 2004 that it will open a new store and production facility in the San Antonio, Texas, market and open a production facility and second store in the Atlanta, Georgia, market.  The Company continually researches potential store locations in all of its markets and any potential markets.

Recycling revenues for the three and six months ended July 3, 2004 decreased by $18,000 or 1% and increased $262,000 or 8%, respectively, from the same periods in the prior year.  Recycling revenues were virtually unchanged for the three and six months ended July 3, 2004 compared to the same periods in the prior year.  During the second quarter of 2004, the Company recycled appliances under three recycling contracts.  These contracts are with Southern California Edison Company (Edison) to handle appliance recycling operations in Edison’s service territory for the years of 2004 and 2005; with San Diego Gas & Electric (SDG&E) to handle appliance recycling operations in SDG&E’s service territory for 2004; and with The United Illuminating Company and The Connecticut Light & Power Company to handle a joint appliance recycling program in the utilities’ service territories for the year 2004.  Currently, each utility is responsible for advertising in its service territory.

Byproduct revenues for the three and six months ended July 3, 2004 increased to $346,000 and $614,000 from $234,000 and $317,000, respectively, from the same periods of 2003.  The increases were primarily due to an increase in scrap metal prices.

Gross profit as a percentage of total revenues for the three and six months ended July 3, 2004 increased to 30% and 28%, respectively, from 26% and 25%, respectively, for the three and six months ended June 28, 2003.  The increase was primarily due to improved efficiencies within all the recycling contracts and an increase in gross margin in sales of new in-the-box and special-buy appliances.  Gross profit as a percentage of total revenues for future periods can be affected favorably or unfavorably by numerous factors, including the mix of retail products sold, the prices at which product is purchased from the four manufacturers, the volume of appliances recycled from the Company’s recycling contracts and the price and volume of byproduct revenues.  The Company believes that gross profit as a percentage of total revenues for the year will be approximately the same as the gross profit as a percentage of total revenues for the first six months of 2004.

Selling, general and administrative expenses for the three and six months ended July 3, 2004 increased by $466,000 or 14% and $632,000 or 9%, respectively, from the same periods in 2003.  Selling expenses for the three and six months ended July 3, 2004 increased by $678,000 or 35% and $871,000 or 21%, respectively, from the same periods in 2003.  The increase in selling expenses was primarily due to the expense of operating one additional store overall during the first six months of 2004, and an increase in advertising compared to the same period in the previous year.  General and administrative expenses for the three and six months ended July 3, 2004 decreased by $212,000 or 16% and $239,000 or 9%, respectively, from the same periods in 2003.  The decrease in general and administrative expenses was primarily due to cost control measures implemented during the first six months of 2004.

Interest expense was $185,000 for the three months and $371,000 for the six months ended July 3, 2004 compared to $191,000 and $360,000 for the same periods in 2003.

The Company recorded a benefit for income taxes for the three and six months ended July 3, 2004 of $66,000 compared to $236,000 and $657,000 in same periods in 2003.  The benefit for income taxes for 2004 is due to an income tax refund received during the second quarter being greater than the estimated income tax receivable that had been recorded.

The Company has net operating loss carryovers and credit carryforwards of approximately $7 million at July 3, 2004, which may be available to reduce taxable income and therefore income taxes payable in future years.  However, future utilization of these loss and credit carryforwards is subject to certain significant limitations under provisions of the Internal Revenue Code, including limitations subject to Section 382, which relate to a 50 percent change in control over a three-year period and are further dependent upon the Company maintaining profitable operations.  The Company believes that the issuance of Common Stock during 1999 resulted in an “ownership change” under Section 382.  Accordingly, the Company’s ability to use net operating loss carryforwards generated prior to February 1999 is limited to approximately $56,000 per year, or less than $1 million through 2018.

At July 3, 2004, the Company had recorded cumulative valuation allowances of approximately $3,402,000 against its net deferred tax assets due to the uncertainty of their realization.  The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to become available to reduce taxable income.

The Company recorded a net loss of $42,000 or $0.02 per basic and diluted share and $774,000 or $0.32 per basic and diluted share for the three and six months ended July 3, 2004, respectively, compared to a net loss of $475,000 or $0.20 per basic and diluted share and $1,292,000 or $0.55 per basic and diluted share in the same periods of 2003.  The decrease in the net loss was due to an increase in revenues combined with an increase in the gross profit percentage and a decrease in selling, general and administrative expenses as a percentage of total revenues and no income tax benefit recorded for the three and six months ended July 3, 2004 compared to the same period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

At July 3, 2004, the Company had working capital of $2,786,000 compared to $3,446,000 at January 3, 2004.  Cash and cash equivalents increased to $1,886,000 at July 3, 2004 from $1,196,000 at January 3, 2004.  Net cash provided by operating activities was $1,053,000 for the six months ended July 3, 2004 compared to net cash used in operating activities of $1,674,000 in the same period of 2003.  The cash provided by operating activities was primarily due to a decrease in the net loss and other assets.  The decrease in other assets is primarily due to an income tax refund received during the second quarter of 2004.

The Company’s capital expenditures for the six months ended July 3, 2004 and June 28, 2003 were approximately $175,000 and $271,000, respectively.  The 2004 capital expenditures were primarily related to continued software development of our enterprise-wide software and leasehold improvements related to the opening of the Atlanta, Georgia, retail store.  The 2003 capital expenditures were primarily related to continued software development and building improvements.

Net cash used in financing activities was $188,000 for the six months ended July 3, 2004 compared to net cash provided by financing activities of $635,000 in the same period in 2003.  The cash used in financing was primarily due to payments on long-term obligations during the six months ended July 3, 2004.

As of July 3, 2004, the Company had a $10.0 million line of credit with a lender.  The interest rate on the line as of July 3, 2004 was 5.50%.  The amount of borrowings available under the line of credit is based on a formula using receivables and inventories.  The line of credit has a stated maturity date of August 30, 2004 and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time.  During July 2004, the Company signed an agreement to extend the maturity date of the line of credit to December 31, 2004.  The line of credit is secured by substantially all the Company’s assets and requires minimum monthly interest payments of $37,500, regardless of the outstanding principal balance.  The lender is also secured by an inventory repurchase agreement with Whirlpool Corporation for purchases from Whirlpool only.  The line requires that the Company meets certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt the Company can incur, limits the amount of spending on fixed assets, and limits payments of dividends.  At July 3, 2004, the Company had unused borrowing capacity of $45,000.

A summary of the Company’s contractual cash obligations at July 3, 2004 is as follows:

(in thousands)	Payments Due by Period
Contractual Obligations	Total	Remainder of 2004	2005	2006	2007	2008	2009 and There- after
Long-term debt, including interest	$7,387	$253	$546	$454	$448	$448	$5,238
Operating leases	7,457	1,085	2,263	1,594	1,220	903	392
Total contractual cash obligations	$14,844	$1,338	$2,809	$2,048	$1,668	$1,351	$5,630

The Company also has a commercial commitment as described below:

Other Commercial Commitment	Total Amount Committed	Outstanding at 7/3/04	Date of Expiration
Line of credit	$10,000,000	$5,003,000	December 31, 2004

The Company believes, based on the anticipated revenues from the Company’s recycling contracts, the anticipated sales per retail store and its anticipated gross profit, that its cash balance, anticipated funds generated from operations and current line of credit will be sufficient to finance operations and capital expenditures through December 2004.  The Company’s total capital requirements for 2004 will depend on, among other things as discussed below, the recycling volumes generated from the recycling contracts in 2004 and the number and size of retail stores operating during the fiscal year.  Currently, the Company has four recycling centers and nine retail stores in operation.  If revenues are lower than anticipated or expenses are higher than anticipated, the Company may require additional capital to finance operations.  Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (common or preferred stock) or other securities.  There can be no assurance that such additional sources of financing will be available or available on terms satisfactory to the Company or permitted by the Company’s current lenders.

FORWARD-LOOKING STATEMENTS

Statements contained in this quarterly report regarding the Company’s future operations, performance and results, and anticipated liquidity are forward-looking and therefore are subject to certain risks and uncertainties, including, but not limited to, those discussed herein.  Any forward-looking information regarding the operations of the Company will be affected primarily by the Company’s continued ability to purchase product from Whirlpool, Maytag, GE and Frigidaire at acceptable prices and the ability and timing of the utility companies to deliver units under the recycling contracts with the Company.  In addition, any forward-looking information will also be affected by the ability of individual retail stores to meet planned revenue levels, the rate of sustainable growth in the number of retail stores, the speed at which individual retail stores reach profitability, costs and expenses being realized at higher than expected levels, the Company’s ability to secure an adequate supply of special-buy appliances for resale and the continued availability of the Company’s current line of credit.

PART I:  ITEM 3                                    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MARKET RISK AND IMPACT OF INFLATION

The Company does not believe there is any significant risk related to interest rate fluctuations on the long-term fixed-rate debt.  However, there are interest rate risks on the line of credit, since its interest rate floats with prime, and on approximately $3,200,000 in long-term debt entered into in September 2002, since its interest rate is based on the 30-day LIBOR rate.  Also, the Company believes that inflation has not had a material impact on the results of operations for the three- and six-month periods ended July 3, 2004.  However, there can be no assurance that future inflation will not have an adverse impact on the Company’s operating results and financial conditions.

PART I:  ITEM 4                                    CONTROLS AND PROCEDURES

(a)                        Evaluation of disclosure controls and procedures.  In accordance with Rule 13a-15(b) of the Securities and Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Vice President of Finance, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act).  Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and Vice President of Finance have concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 0-Q was being prepared.

(b)                       Changes in internal controls.  There was no change in the Company’s internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                                                                              OTHER INFORMATION

ITEM 1   -   LEGAL PROCEEDINGS

The Company and its subsidiaries are involved in various legal proceedings arising in the normal course of business, none of which is expected to result in any material loss to the Company or any of its subsidiaries.

ITEM 2   -   CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table gives aggregate information under the Company’s equity compensation plans as of July 3, 2004:

	(a)	(b)	(c)
	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by stockholders	405,000	$2.05	195,000
Equity compensation plans not approved by stockholders (1)	5,000	$0.63	N/A
Total	410,000	$2.03	195,000

(1)          Warrants issued for services.

WARRANTS

In September 1998, the Company entered into a loan agreement with a lender resulting in gross proceeds to the Company of $3.5 million.  In connection with this loan, the Company issued the lender a warrant to purchase 700,000 shares of Common Stock at an adjustable exercise price, which was $0.60 per share.  During June 2004, the warrant was exercised resulting in the issuance of 532,000 shares of Common Stock.

ITEM 3   -   DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 29, 2004 the Annual Meeting of Shareholders of Appliance Recycling Centers of America, Inc. was held to obtain the approval of shareholders of record as of March 19, 2004 in connection with the matter indicated below.  Proxies were mailed to the holders of 2,443,777 shares.  Following is a brief description of the matter voted on at the meeting and the number of votes cast for or withheld, as to the matter:

	Vote
Matter	For	Withhold Authority
Election of Directors:
Edward R. Cameron	2,299,467	8,907
Duane S. Carlson	2,299,929	8,445
Harry W. Spell	2,299,829	8,545

ITEM 5   -   EXHIBITS AND REPORTS ON FORM 8-K

(a)(i)                                 Exhibit 10.1 – Amendment to the line of credit dated July 1, 2004 between Appliance Recycling Centers of America, Inc. and Spectrum Commercial Services, Amendment to General Credit and Security Agreements.

(ii)                              Exhibit 31.1 – Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(iii)                           Exhibit 31.2 – Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(iv)                          Exhibit 32 – Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)(i)                                The Company filed a Form 8-K on May 3, 2004 announcing it and Southern California Edison Company jointly received a Stratospheric Ozone Protection Award from the U.S. Environmental Protection Agency.

(ii)                              The Company filed a Form 8-K on May 3, 2004 announcing its 1st Quarter 2004 operating results.

(iii)                           The Company filed a Form 8-K on May 3, 2004 announcing that it has been selected by The United Illuminating Company and The Connecticut Light & Power Company to handle a joint appliance recycling program in the utilities’ service territories for the year 2004.

ITEM 6   -   OTHER INFORMATION - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Appliance Recycling Centers of America, Inc.
Registrant

Date: August 13, 2004	/s/ Edward R. Cameron
Edward R. Cameron
President

Date: August 13, 2004	/s/ Linda Koenig
Linda Koenig
Vice President of Finance