Form 10-Q
period 2004-10-02
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2004-11-16
CIK 862861

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2004

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

As of November 12, 2004, the number of shares outstanding of the registrant’s no par value common stock was 2,986,277 shares.

APPLIANCE RECYCLING CENTERS of AMERICA, INC.

Appliance Recycling Centers of America, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

	October 2,
	2004	January 3,
	(Unaudited)	2004
ASSETS
Current Assets
Cash and cash equivalents	$1,248,000	$1,196,000
Accounts receivable, net of allowance of $81,000 and $117,000, respectively	3,271,000	1,887,000
Inventories, net of reserves of $327,000 and $324,000, respectively	9,557,000	9,338,000
Refundable income taxes	—	904,000
Deferred income taxes	566,000	566,000
Other current assets	479,000	521,000
Total current assets	15,121,000	14,412,000
Property and Equipment, at cost (Note 6)
Land	2,050,000	2,050,000
Buildings and improvements	4,199,000	4,090,000
Equipment	5,676,000	5,359,000
	11,925,000	11,499,000
Less accumulated depreciation	5,803,000	5,321,000
Net property and equipment	6,122,000	6,178,000
Other Assets	264,000	243,000
Total assets	$21,507,000	$20,833,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Line of credit	$5,499,000	$5,089,000
Current maturities of long-term obligations	210,000	240,000
Accounts payable	3,458,000	2,958,000
Accrued expenses (Note 2)	2,413,000	2,019,000
Income taxes payable	659,000	660,000
Total current liabilities	12,239,000	10,966,000
Long-Term Obligations, less current maturities (Note 6)	5,090,000	5,209,000
Deferred Income Tax Liabilities	449,000	449,000
Total liabilities	17,778,000	16,624,000
Shareholders’ Equity
Common stock, no par value; authorized 10,000,000 shares; issued and outstanding 2,986,000 and 2,364,000 shares, respectively	11,415,000	11,381,000
Accumulated deficit	(7,686,000)	(7,172,000)
Total shareholders’ equity	3,729,000	4,209,000
Total liabilities and shareholders’ equity	$21,507,000	$20,833,000

See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2	September 27,	October 2,	September 27,
	2004	2003	2004	2003
Revenues
Retail	$10,838,000	$9,189,000	$31,161,000	$26,227,000
Recycling	3,199,000	2,479,000	6,854,000	5,872,000
Byproduct	506,000	197,000	1,120,000	514,000
Total revenues	14,543,000	11,865,000	39,135,000	32,613,000
Cost of Revenues	10,041,000	8,393,000	27,661,000	23,931,000
Gross profit	4,502,000	3,472,000	11,474,000	8,682,000
Selling, General and Administrative Expenses	4,086,000	3,223,000	11,516,000	10,021,000
Operating income (loss)	416,000	249,000	(42,000)	(1,339,000)
Other Income (Expense)
Other income (expense)	33,000	(4,000)	22,000	(5,000)
Interest expense	(187,000)	(187,000)	(558,000)	(547,000)
Income (loss) before provision for (benefit of) income taxes	262,000	58,000	(578,000)	(1,891,000)
Provision for (Benefit of) Income Taxes	2,000	17,000	(64,000)	(640,000)
Net income (loss)	$260,000	$41,000	$(514,000)	$(1,251,000)

Basic Earnings (Loss) per Common Share	$0.09	$0.02	$(0.21)	$(0.53)

Diluted Earnings (Loss) per Common Share	$0.08	$0.01	$(0.21)	$(0.53)

Weighted Average Number of Common Shares Outstanding
Basic	2,986,000	2,344,000	2,429,000	2,341,000
Diluted	3,095,000	2,897,000	2,429,000	2,341,000

See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	October 2,	September 27,
	2004	2003
Cash Flows from Operating Activities
Net income (loss)	$(514,000)	$(1,251,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	481,000	425,000
Loss on sale of equipment	—	6,000
Changes in assets and liabilities:
Receivables	(1,384,000)	(1,192,000)
Inventories	(219,000)	117,000
Other assets	925,000	(197,000)
Accounts payable	500,000	624,000
Accrued expenses	394,000	(59,000)
Income taxes payable	(1,000)	17,000
Net cash provided by (used in) operating activities	$182,000	$(1,510,000)
Cash Flows from Investing Activities
Purchases of property and equipment	(381,000)	(407,000)
Cash Flows from Financing Activities
Net borrowings (payments) under line of credit	410,000	352,000
Proceeds from issuance of common stock	34,000	13,000
Payments on long-term obligations	(193,000)	(209,000)
Net cash provided by financing activities	251,000	156,000
Increase (decrease) in cash and cash equivalents	52,000	(1,761,000)
Cash and Cash Equivalents
Beginning	1,196,000	2,802,000
Ending	$1,248,000	$1,041,000
Supplemental Disclosures of Cash Flow Information
Cash payments (receipts) for:
Interest	$558,000	$547,000
Income taxes	$(970,000)	$(303,000)
Supplemental Schedule of Non-Cash Investing and Financing Activities
Long-term obligations incurred on purchase of equipment	$44,000	$—

See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.                Financial Statements

                         In the opinion of management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company and its subsidiaries as of October 2, 2004, and the results of operations for the three-month and nine-month periods ended October 2, 2004 and September 27, 2003 and cash flows for the nine-month periods ended October 2, 2004 and September 27, 2003.  The results of operations for any interim period are not necessarily indicative of the results for the year.  These interim consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the year ended January 3, 2004.  Therefore, certain information and footnote disclosures included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

2.                                 Accrued Expenses

                                          Accrued expenses were as follows:

	October 2,	January 3,
	2004	2004
Compensation and Benefits	$1,205,000	$930,000
Warranty Expense	47,000	54,000
Accrued Incentives	686,000	686,000
Other	475,000	349,000
	$2,413,000	$2,019,000

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

In arriving at diluted weighted-average shares and per-share amounts for the three months ended October 2, 2004 and the three months ended September 27, 2003, options and warrants with exercise prices below average market prices for the respective fiscal quarters in which they were dilutive were included using the treasury stock method.

Since the Company incurred a loss for the nine months ended October 2, 2004 and September 27, 2003, the inclusion of potential option and warrant common shares in the calculation of diluted loss per common share would have been antidilutive.  Therefore, basic and diluted weighted-average shares and per-share amounts are the same for these periods.

           4.       Critical Accounting Policies

The Company’s significant accounting policies and estimates are summarized in the footnotes to its annual consolidated financial statements.  Some of the most critical are listed below:

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

                      Changes in the Company’s warranty liability reserve are as follows:

	Three Months Ended		Nine Months Ended
	Oct. 2,	Sept. 27,	Oct. 2,	Sept. 27,
(Unaudited)	2004	2003	2004	2003
Balance, beginning	$35,000	$36,000	$54,000	$82,000
Standard accrual based on units sold	32,000	11,000	68,000	40,000
Actual costs incurred	(3,000)	(10,000)	(30,000)	(64,000)
Periodic accrual adjustments	(17,000)	(11,000)	(45,000)	(32,000)
Balance, ending	$47,000	$26,000	$47,000	$26,000

Trade receivables:  Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received.  A trade receivable is considered to be past due if any portion of the receivable balance is outstanding for more than 90 days.  The current reserve for doubtful accounts of $81,000 should be adequate for any exposure to loss in the Company’s October 2, 2004 accounts receivable.

Inventories:  Inventories, consisting principally of appliances, are stated at the lower of cost, first-in, first-out (FIFO), or market.  The Company provides estimated reserves for the realizability of its appliance inventories, including adjustments to market, based on various factors including the age of such inventory and management’s assessment of the need for such allowances.  Management looks at historical inventory agings and margin analysis in determining its reserve estimate.  The Company believes the reserve of $327,000 as of October 2, 2004 is adequate.

Property and equipment:  Depreciation is computed using straight-line and accelerated methods over the following estimated useful lives:

Years
Buildings and improvements	18 - 30
Equipment	3 - 8

The Company did not identify any items that were impaired as of October 2, 2004.

Income taxes:  Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  At October 2, 2004 a valuation allowance has been recorded against deferred tax assets principally relating to net operating loss and tax credit carryforwards, the use of which is limited under Section 382 of the Internal Revenue Code.

Stock-based compensation:  The Company regularly grants options to its employees under various plans.  As permitted under accounting principles generally accepted in the United States of America, these grants are accounted for following APB Opinion No. 25 and related interpretations.  Accordingly, compensation cost would be recognized for those grants where the exercise price is less than the fair market value of the stock on the date of grant.  There was no compensation expense recorded for employee grants for the three- and nine- month periods ended October 2, 2004 and September 27, 2003 because the market price and exercise price of the grants were the same on the day of grant.

The Company also grants options and warrants to nonemployees for goods and services and in connection with certain agreements.  These grants are accounted for under FASB Statement No. 123, Accounting for Stock-Based Compensation, based on the grant date fair values, which requires these grants to be accounted for based on the fair value of the grant.

Had compensation cost for all of the employee stock-based compensation grants and warrants issued been determined based on the fair values at the grant date consistent with the provisions of Statement No. 123, the Company’s net income (loss) and net income (loss) per basic and diluted common share would have been as indicated below.

	Three Months Ended		Nine Months Ended
	Oct. 2,	Sept. 27,	Oct. 2,	Sept. 27,
(Unaudited)	2004	2003	2004	2003
Net income (loss):
As reported	$260,000	$41,000	$(514,000)	$(1,251,000)
Deduct pro forma stock-based compensation	(26,000)	(15,000)	(50,000)	(36,000)
Pro forma	$234,000	$26,000	$(564,000)	$(1,287,000)
Basic earnings (loss) per share:
As reported	$0.09	$0.02	$(0.21)	$(0.53)
Pro forma	$0.08	$0.01	$(0.23)	$(0.55)
Diluted earnings (loss) pershare:
As reported	$0.08	$0.01	$(0.21)	$(0.53)
Pro forma	$0.08	$0.01	$(0.23)	$(0.55)

The above pro forma effects on net income (loss) and net income (loss) per basic and diluted common share are not likely to be representative of the effects on reported net income (loss) or net income (loss) per common share for future years because options vest over several years and additional awards generally are made each year.

5.       Long-Term Obligations

          Long-term obligations consisted of the following:

	Oct. 2,	January 3, 2004
	2004
	(Unaudited)
6.85% mortgage, due in monthly installments of $15,326, including interest, due January 2013, secured by land and building	$1,929,000	$1,956,000
Adjustable rate mortgage based on the 30-day LIBOR rate (1.84% as of October 2, 2004) plus 2.7%, adjusted yearly;monthly payments include interest and principal and are based on a 20-year amortization, due October 2012 secured by land and building	3,226,000	3,340,000
13% note payable, due in monthly interest payments of $541 with balance due September 2005, secured by equipment	50,000	50,000
Other	95,000	103,000
	5,300,000	5,449,000
Less current maturities	210,000	240,000
	$5,090,000	$5,209,000

                                          The future annual maturities of long-term obligations are as follows:

Fiscal year
For the remainder of 2004	$52,000
2005	220,000
2006	253,000
2007	206,000
2008	183,000
2009 and thereafter	4,386,000
$5,300,000

6.           Other Information

                         The Company is a majority (60%) owner in North America Appliance Company, LLC (NAACO).  In April 2004, a fire destroyed the building in which NAACO had recently leased space.  NAACO and ARCA have determined the losses and have submitted approximately $170,000 of the claims for items and inventory destroyed in the fire and for business interruption income to the insurance company.  During the third quarter ended October 2, 2004, the Company recognized income of approximately $70,000 from the insurance claim.  This income amount is comprised of previously expensed point-of-sale items destroyed in the fire and other related expenses of which $35,000 is included in operating income and the remaining $35,000 is included in other income as it relates to items expensed in the prior year. The remainder of the insurance claim is for the net book value of inventory and fixed assets destroyed in the fire.  Currently, NAACO has found another location in the same area and is continuing to sell special-buy appliances.  Because NAACO has a net shareholders’ deficit, no minority interest has been recognized on the Company’s consolidated balance sheet and 100% of NAACO’s operations are included in the Company’s results of operations for the three and nine months ended October 2, 2004.

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

                                          Total revenues for the three and nine months ended October 2, 2004 were $14,543,000 and $39,135,000, respectively, compared to $11,865,000 and $32,613,000 for the same periods in the prior year, increases of 23% and 20%, respectively.

                                          Retail sales accounted for approximately 75% of revenues in the third quarter of 2004.  Retail revenues for the three and nine months ended October 2, 2004 increased by $1,649,000 or 18% and by $4,934,000 or 19%, respectively, from the same periods in the prior year.  Third quarter same-store retail sales increased 9% (a sales comparison of eight stores that were open the entire third quarters of 2004 and 2003).  The increase in retail sales for the three and nine months ended October 2, 2004 compared to prior periods was primarily due to an increase in sales of new in-the-box product of approximately $1,700,000 and $5,200,000, respectively, offset by a slight decrease in sales of special-buy appliances.  The increase in sales of new in-the-box product is due to additional purchases of new product and operating one additional store during the periods in 2004 compared to the prior year.  Special-buy appliances include manufacturer closeouts, factory over-runs, floor samples, returned or exchanged items and scratch and dent appliances.  The Company continues to purchase appliances from Whirlpool Corporation (Whirlpool), Maytag Corporation (Maytag),

                                          GE Corporation (GE) and Frigidaire.  There are no minimum purchase requirements with any of these manufacturers.  The Company believes purchases from these four manufacturers will provide an adequate supply of high-quality appliances for its retail outlets; however, there is a risk that one or more of these sources could be lost.

                         Currently the Company has ten retail locations.  The Company opened a new store and distribution center in the San Antonio, Texas market in October 2004.  The Company will be opening a combination store and distribution center in the Atlanta market and a new store in the Minneapolis/Saint Paul market during the fourth quarter of 2004.  The Company continually researches potential store locations in all of its current markets and any potential new markets.

Recycling revenues for the three and nine months ended October 2, 2004 increased by $720,000 or 29% and $982,000 or 17%, respectively, from the same periods in the prior year. The increase in recycling revenues is primarily due to a slight increase in total recycling volumes from all of the Company’s California contracts and recycling volumes related to the new recycling contract in Connecticut.  During the third quarter of 2004, the Company recycled appliances under three recycling contracts with electric utility companies.  These contracts are with Southern California Edison Company (Edison) to handle appliance recycling operations in Edison’s service territory for the years of 2004 and 2005; with San Diego Gas & Electric (SDG&E) to handle appliance recycling operations in SDG&E’s service territory for 2004; and with The United Illuminating Company and The Connecticut Light & Power Company to handle a joint appliance recycling program in the utilities’ service territories for the year 2004.  Currently, each utility is responsible for advertising in its service territory.

                                          Byproduct revenues for the three and nine months ended October 2, 2004 increased to $506,000 and $1,120,000 from $197,000 and $514,000, respectively, for the same periods in the prior year.  The increases were primarily due to an increase in the volume of CFCs and an increase in scrap metal prices partially offset by a decrease in the price of CFCs.

                                          Gross profit as a percentage of total revenues for the three and nine months ended October 2, 2004 increased to 31% and 29% from 29% and 27%, respectively, for the same periods in 2003.  The increase was primarily due to improved efficiencies as a result of higher volumes within all the recycling contracts and an increase in gross margin in sales of special-buy appliances.  Gross profit as a percentage of total revenues for future periods can be affected favorably or unfavorably by numerous factors, including the mix of retail products sold, the prices at which product is purchased from the four manufacturers, the volume of appliances recycled from the Company’s recycling contracts and the price and volume of byproduct revenues.  The Company believes that gross profit as a percentage of total revenues for the year will be approximately the same as the gross profit as a percentage of total revenues for the first nine months of 2004.

                         Selling, general and administrative expenses for the three and nine months ended October 2, 2004 increased by $863,000 or 27% and $1,495,000 or 15%, respectively, from the same periods in 2003.  Selling expenses for the three and nine months ended October 2, 2004 increased by $665,000 or 35% and $1,535,000 or 26% from the same periods in 2003.  The increase in selling expenses was primarily due to the expense of operating one additional store overall during the first nine months of 2004, pre-opening expenses related to two of the three new stores opening in the fourth quarter of 2004 and an increase in advertising expense compared to the same period in the previous year.  General and administrative expenses for the three and nine months ended October 2, 2004 increased by $198,000 or 15% and decreased by $40,000 or 1%, respectively, from the same periods in 2003.  The increase for the three months ended October 2, 2004 was primarily due to an increase in administration costs as a result of an overall increase in recycling volumes.  The decrease for the nine months ended October 2, 2004 was primarily due to cost control measures implemented during the first nine months of 2004 offset by an increase in administration costs as a result of an overall increase in recycling volumes.

                                          Interest expense was $187,000 for the three months and $558,000 for the nine months ended October 2, 2004 compared to $187,000 and $547,000 for the same periods in 2003.

                                          The Company recorded a provision for income taxes for the three months ended October 2, 2004 of $2,000 and a benefit for income taxes of $64,000 for the nine months ended October 2, 2004 compared to a provision of $17,000 for the three months ended September 27, 2003 and a benefit for income taxes of $640,000 for the nine months ended September 27, 2003.  The benefit for income taxes for 2004 is due to an income tax refund received during the second quarter being greater than the estimated income tax receivable that had been recorded.

                                          The Company has net operating loss carryovers and credit carryforwards of approximately $7 million at October 2, 2004, which may be available to reduce taxable income and therefore income taxes payable in future years.  However, future utilization of these loss and credit carryforwards is subject to certain significant limitations under provisions of the Internal Revenue Code including limitations subject to Section 382, which relate to a 50 percent change in control over a three-year period, and are further dependent upon the Company maintaining profitable operations.  The Company believes that the issuance of Common Stock during 1999 resulted in an “ownership change” under Section 382.  Accordingly, the Company’s ability to use net operating loss carryforwards generated prior to February 1999 is limited to approximately $56,000 per year or less than $1 million through 2018.

                                          At October 2, 2004, the Company had recorded cumulative valuation allowances of approximately $3,314,000 against its net deferred tax assets due to the uncertainty of their realization.  The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to become available to reduce taxable income.

The Company recorded net income of $260,000 or $0.08 per diluted share and a net loss of $514,000 or $0.21 per diluted share for the three and nine months ended October 2, 2004, respectively, compared to net income of $41,000 or $0.01 per diluted share and a net loss of $1,251,000 or $0.53 per diluted share in the same periods of 2003.  The increase in net income was due to an increase in revenues combined with an increase in the gross profit percentage with no change in selling, general and administrative expenses as a percentage of total revenues.

LIQUIDITY AND CAPITAL RESOURCES

                                          At October 2, 2004, the Company had working capital of $2,882,000 compared to $3,446,000 at January 3, 2004.  Cash and cash equivalents increased to $1,248,000 at October 2, 2004 from $1,196,000 at January 3, 2004.  Net cash provided by operating activities was $182,000 for the nine months ended October 2, 2004 compared to net cash used in operating activities of $1,510,000 in the same period of 2003.  The cash provided by operating activities was primarily due to a decrease in the net loss and other assets and an increase in accrued expenses offset by an increase in accounts receivable.  The decrease in other assets is primarily due to an income tax refund received during the second quarter of 2004, the increase in accrued expenses is primarily due to an increase in personnel expenses, and the increase in accounts receivable is primarily due to increased billing for recycling contracts.

                                          The Company’s capital expenditures for the nine months ended October 2, 2004 and September 27, 2003 were approximately $381,000 and $407,000, respectively.  The 2004 capital expenditures were primarily related to continued software development of the Company’s enterprise-wide software and leasehold improvements related to the opening of two retail stores.  The 2003 capital expenditures were primarily related to continued software development and building improvements.

Net cash provided by financing activities was $251,000 for the nine months ended October 2, 2004 compared to $156,000 in the same period in 2003.  The cash provided by financing was primarily due to borrowing under the line of credit offset by payments on long-term obligations during the nine months ended October 2, 2004.

                                          As of October 2, 2004, the Company had a $10.0 million line of credit with a lender.  The interest rate on the line as of October 2, 2004 was 5.75%.  The amount of borrowings available under the line of credit is based on a formula using receivables and inventories.  The line of credit has a stated maturity date of December 31, 2004, if not renewed, and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time.  Currently, the Company is investigating the renewal of the line of credit.  The line of credit is secured by substantially all the Company’s assets and requires minimum monthly interest payments of $37,500 regardless of the outstanding principal balance.  The lender is secured by an inventory repurchase agreement with Whirlpool Corporation for purchases from Whirlpool only that secures the line of credit.  The line requires that the Company meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt the Company can incur, limits the amount of spending on fixed assets and limits payments of dividends.  At October 2, 2004, the Company had unused borrowing capacity of $176,000.

                                          A summary of the Company’s contractual cash obligations at October 2, 2004 is as follows:

(in thousands)	Payments due by period
Contractual Obligations	Total	2004 4th Qtr	2005	2006	2007	2008	2009 and Thereafter
Long-term debt, including interest	$8,252	$131	$519	$472	$460	$448	$6,222
Operating leases	$6,966	$594	$2,263	$1,594	$1,220	$903	$392
Total contractual cash obligations	$15,218	$725	$2,782	$2,066	$1,680	$1,351	$6,614

                                    The Company also has a commercial commitment as described below:

Other Commercial Commitment	Total Amount Committed	Outstanding at 10/2/04	Date of Expiration
Line of credit	$10,000,000	$5,499,000	December 31, 2004

The Company believes, based on the anticipated revenues from the Company’s recycling contracts, the anticipated sales per retail store and its anticipated gross profit, that its cash balance, anticipated funds generated from operations and its current line of credit, if renewed, will be sufficient to finance its operations and capital expenditures through December 2004 and 2005.  The Company’s total capital requirements for the remainder of 2004 and for 2005 will depend upon, among other things as discussed below, the recycling volumes generated from the recycling contracts in 2004 and 2005 and the number and size of retail stores operating during the fiscal year.  Currently, the Company has four recycling centers and ten retail stores in operation.  If revenues are lower than anticipated or expenses are higher than anticipated, the Company may require additional capital to finance operations. Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (common or preferred stock) or other securities.  There can be no assurance that such additional sources of financing will be available or available on terms satisfactory to the Company or permitted by the Company’s current lender.

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

PART I:  ITEM 3                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

                                                MARKET RISK

MARKET RISK AND IMPACT OF INFLATION

                                          The Company does not believe there is any significant risk related to interest rate fluctuations on the long-term fixed-rate debt.  However, there are interest rate risks on the line of credit, since its interest rate floats with prime, and on approximately $3,200,000 in long-term debt entered into in September 2002, since its interest rate is based on the 30-day LIBOR rate.  Also, the Company believes that inflation has not had a material impact on the results of operations for the three- and nine-month periods ended October 2, 2004.  However, there can be no assurance that future inflation will not have an adverse impact on the Company’s operating results and financial conditions.

PART I:  ITEM 4                  CONTROLS AND PROCEDURES

(a)                      Evaluation of disclosure controls and procedures.  In accordance with Rule 13a-15(b) of the Securities and Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management evaluated, with the participation of the Company’s President and Chief Executive Officer and Vice President of Finance, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act).  Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and Vice President of Finance have concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

                                                (b)       Changes in internal controls.  There was no change in the Company’s internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                                     OTHER INFORMATION

ITEM 1       —   LEGAL PROCEEDINGS

                           The Company and its subsidiaries are involved in various legal proceedings arising in the normal course of business, none of which is expected to result in any material loss to the Company or any of its subsidiaries.

ITEM 2                      —   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - None

ITEM 3                      —   DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4       —   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5                      —   OTHER INFORMATION - None

ITEM 6                      —   EXHIBITS

(i)                         Exhibit 31.1 — Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(ii)                      Exhibit 31.2 — Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(iii)                   Exhibit 32 — Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Appliance Recycling Centers of America, Inc.
Registrant

Date: November 12, 2004	/s/ Edward R. Cameron
Edward R. Cameron
President

Date: November 12, 2004	/s/ Linda Koenig
Linda Koenig
Vice President of Finance