Form 10-K
period 2005-01-01
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2005-04-01
CIK 862861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended January 1, 2005

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

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes:  ☒   No:  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes:  ☐  No:  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of $2.65 per share, was $3,746,806 on July 3, 2004.

As of March 4, 2005, there were outstanding 4,161,277 shares of the registrant’s Common Stock, without par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement dated March 18, 2005, are incorporated by reference into Part III hereof.

TABLE OF CONTENTS

PART I

Item 1.	Business
General
Industry Background
Company Background
Customers and Source of Supply
Company Operations
Principal Products and Services
Sales and Marketing
Seasonality
Competition
Government Regulation
Employees
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Our Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Fiscal Years 2004, 2003 and 2002
Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

SIGNATURES
INDEX TO EXHIBITS

PART I

ITEM 1.                  BUSINESS

General

We are a leading retailer and recycler of major appliances.  We generate revenues from:

1.     Retail sales of appliances at our ApplianceSmart factory outlets.

2.     Fees charged for collecting and recycling appliances for utilities and other companies.

3.     Selling materials from the appliances that we collect and recycle, including appliances from our ApplianceSmart factory outlets.

We were incorporated in Minnesota in 1983, although through our predecessors we commenced the appliance retail and recycling business in 1976.  Our principal office is located at 7400 Excelsior Boulevard, Minneapolis, Minnesota 55426-4517.  References herein to our company include our operating subsidiaries.  (See Exhibit 21.1.)

Industry Background

In the United States, more than 500 million major household appliances are currently in use.  These appliances include:

Refrigerators	Washers
Freezers	Dryers
Ranges	Water heaters
Ovens	Air conditioners
Dishwashers	Dehumidifiers
Microwaves	Humidifiers

Disposing of these appliances can create several problems:

1.     Many areas have decreasing landfill capacity and bulky appliances take up valuable space.

2.     Many appliances contain materials that are harmful to the environment.  To prevent air, water and ground pollution, these appliances must be processed to remove the hazardous materials before the remainder of the appliance can be disposed of.

3.     Alternatives to landfills that will accept appliances for disposal, such as incinerators, may not have the capability to process the appliances to remove the hazardous substances.

Most state and local governments have enacted laws affecting how their residents dispose of unwanted appliances.  For example, some areas restrict landfills from accepting appliances, some require processing to remove environmentally harmful materials before the appliance is disposed of and some require advance disposal fees when a consumer purchases a new appliance.  As a result, old appliances often cannot be discarded through ordinary solid waste systems.

Many types of major appliances contain components with substances that damage the environment.  These harmful materials include PCBs, mercury and CFCs, which cause several problems:

1.     PCBs (polychlorinated biphenyls) are suspected of causing cancer.  Although the EPA banned the production of PCBs in 1979, it allowed manufacturers to use their remaining inventories of PCB-containing components.  Consequently, some old refrigerators, freezers and air conditioners that are still in use have capacitors that contain PCBs.  If PCBs are released from the capacitors, groundwater contamination can occur.

2.     Mercury is toxic to humans and can enter the body when a person inhales it, absorbs it through the skin or ingests it.  At high temperatures, mercury vaporizes to form extremely poisonous fumes.  Freezers and washing machines may have mercury-containing switches in their lids.

3.     CFCs (chlorofluorocarbons) cause long-term damage to the earth’s ozone layer and may contribute to global warming when released into the atmosphere.  The federal government requires the recovery of CFC refrigerants upon appliance disposal.  Old refrigerators and freezers commonly contain CFCs.

Appliances may also contain other materials, such as oil and sulfur dioxide, that are harmful to the environment.

In addition to these solid waste management and environmental issues, energy conservation is another motivating factor in appliance disposal.  Many electric utility companies sponsor programs to encourage their residential customers to retire energy-inefficient appliances.

Refrigerators manufactured in the 1960s and early 1970s use up to 1,750 kilowatt-hours of electricity each year.  By 2001, federal standards enacted over the years have lowered the average annual energy use per unit to less than 500 kilowatt-hours.  Utility companies often provide assistance and incentives for consumers to replace their old, inefficient appliances with newer, more efficient models.

Electric utilities also promote the removal of surplus appliances to customers who operate more than one refrigerator, freezer or room air conditioner.  Additional appliances contribute significantly to residential energy use and peak demand.

The Federal Energy Policy Act of 1992 gave each state the option to deregulate its electric utility industry.  Because electric utilities were uncertain about the effect that potential deregulation would have on their business, many scaled back their energy conservation efforts in the mid-1990s.  We believe that energy-efficiency programs will remain a long-term component of the electric utility industry, and we have seen a resurgence of interest in utility-sponsored appliance recycling programs in the past few years.

Company Background

We started our business in 1976 as a used-appliance retailer.  We had contracts with national and regional companies that sold new appliances, such as Sears and Montgomery Ward.  When their stores sold a new appliance in the Minneapolis/St. Paul, Miami or Atlanta market, we collected the old appliance from the customer’s residence.  In most cases, our technicians reconditioned the appliance, which we then sold at our own stores.  We sold the appliances that were not suitable for sale to scrap metal processors.

In the late 1980s, stricter environmental regulations began to affect the disposal of unwanted appliances.  When we were no longer able to take appliances with hazardous components to the metal processor, we began to develop systems to process the appliances to remove the harmful materials.  This allowed us to take the remainder of the appliance to the metal processor for recycling.

We offered our services for disposing of appliances in an environmentally sound manner to appliance manufacturers and retailers, waste hauling companies, rental property managers, local governments and the public.

Appliance Recycling for Utilities

In 1989, we added a new customer group when we opened an appliance processing and recycling center in Milwaukee, Wisconsin, to serve a major utility.  The concept of appliance recycling as an energy-efficiency measure was successful, and we began to focus our resources on expanding our business with electric utilities. From 1989 to 1994 we opened nine centers that served primarily seventeen utility companies.

The potential of industry deregulation negatively affected our business with electric utilities in the middle to late 1990s.  Utilities decreased their participation in energy-efficiency programs such as the one we offered because of uncertainties about how potential deregulation would affect them.

When California faced an energy crisis in the late 1990s, the California Public Utilities Commission (CPUC) directed one of our customers, Southern California Edison Company (Edison), to implement a statewide appliance recycling program (Summer Initiative).  The Summer Initiative, which began in September 2000, was available to utility customers in the service areas of Pacific Gas & Electric (PG&E), primarily the San Francisco Bay area, and San Diego Gas & Electric (SDG&E).  We developed and managed the program advertising, scheduled collection appointments when their customers called, picked up the appliances, and processed and recycled the units.  By the third quarter of 2001 when the Summer Initiative ended, we had recycled approximately 36,000 units for the program.

In June 2001, we began providing services for the Appliance Early Retirement and Recycling Program in California.  Utility customers in the San Diego area; a six-county region in California’s Central Valley, including the cities of Fresno and Stockton; and the seven-county Bay Area, including San Francisco, were eligible to participate.  The program, which ended in August 2002, included refrigerators, freezers and room air conditioners.  We were responsible for advertising the program.

During fiscal year 2003, Edison was our only major electric utility customer.  They accounted for approximately 9% of our total revenues or $3.8 million.  In September 2003, we signed a contract with Edison to support the 2003 Statewide Residential Appliance Recycling Program in the service territories of Edison and SDG&E.  We had been working under an extension of the 2002 contract since January 2003.  The 2003 program ran through December 31, 2003.

In January 2004, we signed a contract with Edison to handle appliance recycling operations in their service territory for 2004 and 2005.  In March 2004, we signed a contract with SDG&E to provide service in their territory for 2004.  Edison and SDG&E are each responsible for advertising in their respective territories.

Several other electric utilities awarded us contracts in 2004:

1.     We were selected to handle a joint appliance recycling program in Connecticut sponsored by The United Illuminating Company and The Connecticut Light & Power Company.  The program began in April 2004 and has been extended through 2005.  Both of these utilities are responsible for advertising their programs.

2.     In December 2004, we reached an agreement with Wisconsin Public Power (WPPI) to provide appliance recycling services during 2005.  WPPI is a statewide power company owned by 37 municipalities that operate electric utilities.  They supply power to 145,000 homes and businesses throughout Wisconsin.  WPPI is responsible for advertising this program.

3.     Also in December 2004, we entered into an agreement with Austin Energy in Texas to manage appliance recycling operations in their service territory during 2005.  The City of Austin has granted Austin Energy the option to extend the program annually through 2008.

Austin Energy is the nation’s tenth largest community-owned electric utility.  They serve 360,000 customers within the City of Austin and surrounding counties.  To support this program, we opened an appliance recycling facility in Austin.  Austin Energy is responsible for advertising this program.

We are seeing renewed interest from utilities in appliance recycling energy-efficiency programs.  We will continue to aggressively pursue that segment of customers in 2005.  However, we still have a limited ability to project revenues from utility programs in 2005.

Retail Sales; Reverse Logistics Programs

When electric utilities began to scale back or discontinue their programs with us in the mid-1990s, we increased our marketing to appliance manufacturers and retailers, waste haulers and property management companies.  We also focused on strengthening our sales of used appliances.  In 1995, we began operating our own chain of stores, Encore Recycled Appliances®.  We changed the name of our retail stores to ApplianceSmart® in 1998.

One of the markets we have developed is in providing reverse logistics services for appliance manufacturers and retailers.  Reverse logistics involves managing appliances that fall outside a company’s normal channels of distribution.

All of these appliances are new, not used.  Some are in the carton while others are out of the carton.  In the appliance industry, these “special-buy” appliances, units that require a different method of management, include:

•      Closeouts

•      Floor samples

•      Returned or exchanged items

•      Factory overruns

•      Scratch and dent

•      Open carton

For example, a manufacturer redesigns a current model to include a few updated features and then assigns a new model number.  Because the manufacturer ships only the latest models to retailers, a large quantity of the older model remains in the manufacturer’s inventory.

For many years, manufacturers relied on small appliance dealers to buy this product to sell in their stores. However, today these small retailers are struggling to compete with large appliance chains (the top 10 retailers control 80 percent of the appliance sales market).  At the same time, the expansion of big-box retailers that sell appliances has created a dramatic increase in the number of special-buy units, further straining the traditional outlet system for distressed appliances.

However, because these special-buy appliances have value, manufacturers and retailers need an efficient system to manage these appliances to recover their worth.

In the late 1990s, we began to design reverse logistics programs for major appliance manufacturers.  In 1997, we began providing reverse logistics services for Whirlpool Corporation, the nation’s largest manufacturer of major household appliances.  That pilot program led to a 1998 contract that allowed us to purchase special-buy appliances from Whirlpool’s distribution centers in the Midwest and some western states.

We began selling these special-buy appliances at our network of ApplianceSmart factory outlets.  With an increased supply of product, we started to focus on opening larger stores to offer consumers a wider product selection.  We also began to close our smaller stores and decided not to expand our used appliance business.

In late 1998, we scaled back our agreement with Whirlpool and reduced our purchases to be in line with our financial resources.  At that time, our purchases were mainly from Whirlpool’s Ohio distribution center.  As we have expanded our ApplianceSmart network over the past few years, we have begun to purchase merchandise from all Whirlpool distribution centers.

Key components of our current agreement with Whirlpool, which became effective in 2004, include:

1.     There are no guarantees for the number or type of appliances that we will be able to purchase.

2.     The agreement may be terminated by either party with thirty days’ prior written notice.

3.     We have agreed to indemnify Whirlpool for certain claims, allegations or losses concerning the Whirlpool appliances we sell.

In October 2001, we entered into an agreement with Maytag Corporation to purchase special-buy appliances.  Under the Maytag agreement:

1.     We have no minimum purchase requirements.

2.     The agreement may be terminated by either party with 60 days’ written notice.

3.     The agreement may be terminated immediately if a default is not cured within ten (10) days after notification of the default.

4.     We have agreed to indemnify Maytag for all claims, losses, liability and expenses with respect to Maytag appliances we sell.

In December 2001, we began carrying a full line of Frigidaire appliances at all ApplianceSmart factory outlets.

In January 2003, we entered into a contract with GE Consumer Products to purchase and sell special-buy GE appliances.

In addition to our reverse logistics contracts, we are also an authorized dealer of new product for these four manufacturers.

Although there are no guarantees on the number of units that any of the manufacturers will sell us, we believe that purchases from these four manufacturers will provide an adequate supply of high-quality appliances for our ApplianceSmart outlets.

During the second quarter of 2003, we became a majority (60%) owner in North America Appliance Company LLC (NAACO).  NAACO began operations in June 2003 as a retailer of special-buy appliances in McAllen, Texas.

Growth Strategy

Larger factory outlet facilities offer consumers a wider selection of appliances than smaller stores and are more efficient for us to operate.  For these reasons, we intend to continue to focus our retail sales operations on these larger facilities.  We also expect to open new stores principally in markets in which we currently have operations, for additional operational and marketing efficiencies of scale.  We presently plan to open up to three additional stores in 2005 and four in 2006.

We are also actively pursuing opportunities to support energy-efficiency programs run by electric utility companies.  We have seen a renewed interest from these companies in these programs.  During 2004 we secured several contracts with utility companies to provide appliance recycling services for their customers.

Customers and Source of Supply

We offer reverse logistics services to manufacturers and retailers that need an efficient way to manage appliances that fall outside normal distribution and sales channels.  We also provide services for electric utility companies that offer their customers appliance recycling programs as an energy conservation measure.

Over the years, we have also recycled appliances for waste haulers, vending machine companies and residential property managers.

Retailers of New Appliances: We began our business by offering services to Sears, Montgomery Ward and other retailers of new appliances.  When a consumer purchased a new appliance, we collected the replaced appliance from the customer’s home or the retailer’s facility.  These appliances were our source of supply for our used appliance business.  Because we no longer sell used appliances, we are phasing out this branch of our operations.

However, we continue to work with new-appliance retailers to manage units that customers have returned and other appliances that the retailer cannot sell as new in-the-carton product.

Appliance Manufacturers: We now work with appliance manufacturers, including Whirlpool, Maytag, Frigidaire and GE, to acquire the product we sell at our ApplianceSmart retail stores.  We purchase special-buy appliances, such as discontinued models and factory overruns, and sell the product at a significant discount to full retail prices.  In addition, our participation in a national buying cooperative enables us to purchase new in-the-carton appliances to fill out our mix of product.

Although we believe that our current sources for appliances are adequate to supply our retail stores and allow us to grow our sales, we face the risk that one or more of these sources could be lost.

Other Customers:  We have provided collection and recycling services for waste haulers, vending machine companies, property managers and the general public for specified fees.  However, we are phasing out this aspect of our business to focus on reverse logistics, energy conservation programs and retail sales.

Electric Utility Companies: We contract with utility companies to provide a full range of appliance recycling services to support their energy conservation programs.  The contracts usually have terms of one to four years, with provisions for renewal at the option of the utility.  Under some contracts, we manage all aspects of the utility’s appliance recycling program.  Under other contracts, we provide only specified services, such as collection and recycling.

Our pricing is on a per-appliance basis and depends upon several factors, including:

1.     The total number of appliances processed.

2.     The length of the contract term.

3.     The specific services the utility selects us to provide.

Our contracts with electric utility customers prohibit us from repairing and selling appliances we receive through their programs.  Because the intent of the program is to conserve electricity, we need to assure that those appliances do not return to use.

Currently, we have contracts with the following utilities to handle recycling operations in their service territories for 2005:

1.     Southern California Edison

2.     San Diego Gas & Electric

3.     United Illuminating

4.     Connecticut Light & Power

5.     Austin Energy

6.     Wisconsin Public Power

7.     Several small municipal utilities

Company Operations

We provide a full range of reverse logistics, energy-efficiency and appliance recycling services.  We purchase major appliances primarily from appliance manufacturers and retailers for our retail operations. We provide services for electric utility companies to collect and recycle appliances turned in through their energy-efficiency programs.

Many of the appliances that we receive from manufacturers are still in the factory carton and are ready to sell.  Other appliances may need repair or cosmetic work before we send them to our ApplianceSmart retail outlets.  Every appliance we sell is under warranty and carries a 100 percent money-back guarantee. We also offer extended warranties, delivery, factory-trained technician service and recycling of the customer’s old appliance.

Some of the appliances we receive must be recycled.  These include appliances that do not meet our quality standards for sale at ApplianceSmart, and appliances collected through utility customers’ energy conservation programs.  We process and recycle these units using environmentally sound systems and techniques.

Our company-trained technicians first inspect and categorize each appliance to identify the types of hazardous materials it contains.  We then process the appliances to remove and manage the environmentally hazardous substances according to all federal, state and local regulations.  We deliver the processed appliances to local scrap processing facilities, where they shred and recycle the metals.

Although the potential of industry deregulation negatively affected our business with electric utilities in the middle to late 1990s, we are seeing renewed interest in appliance recycling energy-efficiency programs.  We received four new contracts with utilities in 2004 and enter 2005 serving six programs.  We are aggressively pursuing utility customers, but still have a limited ability to project revenues from utility programs in 2005.

Since 2003, we have focused on a carefully managed growth plan to strengthen our retail operations.  We will continue to open showroom outlet stores in heavily trafficked, conveniently located retail malls.  In addition, we will continue to seek additional sources of product for our retail stores.  We believe that the growth of our retail business in the near future will likely occur through opening new ApplianceSmart outlets in our existing markets.

Principal Products and Services

We generate revenues from three sources: retailing, recycling and byproduct.  The table below reflects the percentage of total revenues from each source.  See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2004	2003	2002
Revenues:
Retail	79.2%	79.8%	65.4%
Recycling	17.8%	18.4%	32.0%
Byproduct	3.0%	1.8%	2.6%
	100.0%	100.0%	100.0%

Although we have two main sources of revenues, we believe that we have only one operating segment.  That is, even though certain separate financial information by retail store or retail store and recycling center is available to us, we are managed as a single unit.  Specifically, we do not measure profit or loss or maintain asset information separately for our revenue sources.  Recycling and byproduct revenues are the result of both retail revenues and recycling contracts.  Retail includes the free removal and recycling of the customer’s existing appliance.  Recycling includes the recycling of appliances through a contract or agreement.

Sales and Marketing

We use a variety of methods to promote awareness of our products and services.  We believe that we are recognized as a leader in appliance retailing through reverse logistics and also in the recycling industry.

Our ApplianceSmart outlet store concept includes establishing large factory showrooms in metropolitan locations. We aim to offer consumers a selection of hundreds, even thousands, of appliances at each of our stores.  Our visual branding consists of ample display of manufacturers’ signage, along with custom-designed ApplianceSmart materials in red, white and blue.  In every market, we advertise our stores through print media, including newspapers and yellow pages ads.  In addition, in some markets we rely heavily upon television and radio spots.  Through www.ApplianceSmart.com, consumers can also learn more about us on the Internet.

Seasonality

We experience some seasonality in retail revenues with revenues in the second and third calendar quarters being slightly higher than revenues in the first and fourth calendar quarters.

In multi-year programs, electric utility companies that contract with us for service typically roll out their programs towards the end of the first calendar quarter.  Promotional activities are strong during the second and third calendar quarters, leading to higher customer demand for services during that time period.  As a result, we experience a surge in business during the second and third calendar quarters which declines through the fourth and first calendar quarters until advertising activities are resumed.

Competition

Our retail competition comes mainly from new-appliance and other special-buy retailers.  Each ApplianceSmart outlet competes with local and national chains of new-appliance dealers.  Many of these retailers have been in business longer than we have and may have significantly greater assets.  We also compete with numerous independently owned retailers of new and special-buy appliances.

Many factors, including existing and proposed governmental regulation, affect competition in the appliance recycling industry.  We generally compete for contracts with two or three companies based in the program’s service territory.  Often, these companies are not able to offer the full range of services that we provide.

We expect our primary competition for appliance recycling contracts with existing or new customers to come from a variety of sources, including:

1.     Entrepreneurs entering the appliance recycling business.

2.     Energy management consultants.

3.     Existing recycling companies.

4.     Major waste hauling companies.

5.     Scrap metal processors.

In addition, utility companies and other customers may operate appliance recycling programs internally rather than contracting with outside vendors.  We have no assurance that we will be able to compete profitably in any of our chosen markets.

Government Regulation

Federal, state and local governments regulate appliance collection, recycling and sales activities.  While some requirements apply nationwide, others vary by market.

The many laws and regulations that affect appliance recycling include landfill disposal restrictions, hazardous waste management requirements and air quality standards.  Each of our recycling facilities maintains the appropriate registrations, permits and licenses for its location.

The 1990 Amendments to the Clean Air Act prohibit the venting of CFC and CFC-substitute refrigerants while servicing or disposing of appliances.  At all our recycling centers, we use our own company-designed equipment to recover these refrigerants before recycling the units.

We register our recycling centers as hazardous waste generators with the EPA.  We also obtain all appropriate regional and local licenses for managing hazardous wastes.  Licensed hazardous waste companies transport and recycle or dispose of the hazardous materials we generate.

Our retail stores obtain all required business licenses, sales tax licenses and any other licenses for their locations.  All our vehicles used for delivering appliances from our retail stores and for collecting  appliances per a contract or agreement comply with all local DOT licensing requirements.

In 1992, Congress adopted the Energy Policy Act of 1992 to encourage energy efficiency.  This act establishes, among other things:

1.     Mandatory energy performance standards for new major household appliances.

2.     The option for individual states to deregulate their energy providers, including electric utilities.

We are unsure of the ultimate impact of potential deregulation on the electric utility industry.  Consequently, we are unable to assure you that all our current operations could continue in a deregulated environment.

Although we believe that further governmental regulation of the appliance recycling industry could have a positive effect on us, we cannot foretell the direction of future legislation.  Under some circumstances, for example, further regulation could materially increase our operational costs.  In addition, under some circumstances we may be subject to contingent liabilities because we handle hazardous materials.

Employees

At March 1, 2005, we had 300 full-time employees.  The following is a breakdown of the approximate distribution of our employees:

1.     46% of our employees provide appliance collection, transportation and processing services at our recycling centers.

2.     36% work in retail sales.

3.     18% are in administration and management.

Our employees have never caused our operations to be disrupted by a work stoppage, and we believe that our employee relations are good.

ITEM 2.                  PROPERTIES

Our executive offices are located in Minneapolis, Minnesota, in a company-owned facility that includes approximately 11 acres of land.  The building contains approximately 122,000 square feet, including 27,000 square feet of office space, 71,000 square feet of operations and processing space, and 24,000 square feet of retail space as identified below (under “Minneapolis, MN, 1998”).  We also own and use a building in Compton, California, with 11,000 square feet of office space, 30,000 square feet of warehouse and processing space, and 5,000 square feet of retail space as identified below (under “Los Angeles, CA”).

We currently operate twelve retail stores in the following locations:

		Retail Space
Market	Opening Date	Size (Sq. Ft.)
Minneapolis, MN	1998	24,000
	Jan. 2001	24,000
	Oct. 2001	49,000
	Feb. 2003	33,000
	Dec. 2004	30,000	(Also has 29,000 sq. ft. of warehouse space.)
Los Angeles, CA	1998	5,000
Columbus, OH	1997	20,000
	May 2001	32,000
	Mar. 2002	30,000
Atlanta, GA	Dec. 2003	30,000
	Nov. 2004	30,000	(Also has 58,000 sq. ft. of production and distribution/warehouse space.)
San Antonio, TX	Oct. 2004	36,000

We own the facilities in which the two stores that opened in 1998 (Minneapolis and Los Angeles) are located.  We also operate processing and recycling centers in these two facilities.  All of our other retail stores are located in leased facilities; we generally attempt to negotiate lease terms of two to five years for our retail stores.

We operate four processing and recycling centers.  Two are in the facilities that we own in Minneapolis and Los Angeles.  The other two are in leased facilities in Waterbury, Connecticut, and Austin, Texas.  Our recycling centers typically range in size from 25,000 to 40,000 square feet.

All of the facilities that we own currently secure loans that we have outstanding.

ITEM 3.                  LEGAL PROCEEDINGS

In December 2004, we filed suit in the U.S. District Court for the Central District of California alleging that JACO Environmental, Inc. and a former consultant of ours fraudulently obtained a patent (U.S. Patent No. 6,732,416) in May 2004 covering appliance recycling methods and systems we originally developed beginning in 1987 and have used in serving more than forty electric utility appliance recycling programs since that time.  We are seeking a declaratory judgment that the JACO patent is invalid and unenforceable, since it is almost entirely based on methods and processes we developed and have used.  We are also asking the court for unspecified damages related to charges that JACO, in using a fraudulently based patent, has engaged in unfair competition under federal and California statutes, false and misleading advertising under California statutes, and interference with our prospective customer relationships.  The defendants have answered our complaint denying liability.  We expect recycling operations to continue without interruption during the period of litigation, but if the court were to issue rulings in favor of the defendants, this could change.  Moreover, failure to win this lawsuit could have a long-term material adverse effect on our recycling operations.  In addition, we may incur substantial costs in pursuing this litigation, which could have an adverse effect on our results of operations.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the last quarter of the fiscal year covered by this report.

PART II

ITEM 5.                 MARKET FOR OUR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our Common Stock, which trades under the symbol “ARCI,” began trading on the OTC Bulletin Board on September 8, 1998.   Before that time, the Common Stock traded as follows: on the Nasdaq SmallCap Market from February 26, 1997 to September 7, 1998; on the Nasdaq National Market from January 8, 1993 to February 25, 1997; on the Nasdaq SmallCap Market from January 7, 1991 to January 7, 1993; and on the local over-the-counter market before January 7, 1991.  The following table sets forth, for the periods indicated, the high and low closing bid quotations for the Common Stock, as reported by the OTC Bulletin Board.

	High	Low
2003

First Quarter	$2.08	$1.05
Second Quarter	1.80	1.02
Third Quarter	2.10	1.11
Fourth Quarter	2.75	1.50

2004

First Quarter	$3.85	$2.05
Second Quarter	3.45	2.25
Third Quarter	3.05	2.45
Fourth Quarter	4.65	2.55

On March 4, 2005, the last reported sale price of the Common Stock on the OTC Bulletin Board was $3.60 per share.  As of March 4, 2005, there were approximately 875 beneficial holders of our Common Stock.

We have not paid dividends on our Common Stock and do not presently plan to pay dividends on our Common Stock for the foreseeable future.  Our line of credit limits our ability to pay dividends.

Information concerning securities authorized for issuance under equity compensation plans is included in Part III, Item 12 of this report.

ITEM 6.                  SELECTED FINANCIAL DATA

The selected financial information set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Fiscal Years of 2004, 2003 and 2002” and “Item 8. Financial Statements and Supplementary Data.”

Fiscal Years Ended	2004	2003	2002	2001	2000
(In thousands, except
per-share data)

Statement of Operations
Total revenues	$52,830	$43,609	$45,720	$43,810	$21,479
Gross profit	$15,543	$11,879	$15,774	$17,329	$8,921
Operating income (loss)	$(1,103)	$(1,776)	$1,742	$4,749	$1,963
Net income (loss)	$(1,314)	$(1,541)	$332	$2,646	$927
Basic earnings (loss) per common share	$(0.48)	$(0.66)	$0.14	$1.15	$0.41
Diluted earnings (loss) per common share	$(0.48)	$(0.66)	$0.11	$0.86	$0.32
Basic weighted average number of common shares outstanding	2,722	2,343	2,320	2,291	2,287
Diluted weighted average number of common shares outstanding	2,722	2,343	3,025	3,068	2,889

Balance Sheet
Working capital	$4,600	$3,446	$5,003	$3,188	$1,183
Total assets	$24,340	$20,833	$20,239	$18,936	$12,651
Long-term liabilities	$5,521	$5,658	$5,797	$4,348	$4,431
Shareholders’ equity	$6,063	$4,209	$5,737	$5,397	$2,751

QUARTERLY FINANCIAL DATA

The following table sets forth certain unaudited quarterly financial data for the eight quarters ended January 1, 2005.  In our opinion, the unaudited information set forth below has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth herein.  The operating results for any quarter are not indicative of results for any future period.  All data is in thousands except per-common share data.

	Fiscal 2004
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenues	$11,597	$12,995	$14,543	$13,695
Net income (loss)	$(732)	$(42)	$260	$(800)
Basic earnings (loss) per common share	$(0.31)	$(0.02)	$0.09	$(0.27)
Diluted earnings (loss) per common share	$(0.31)	$(0.02)	$0.08	$(0.27)
Basic weighted average number of common shares outstanding	2,398	2,506	2,986	2,999
Diluted weighted average number of common shares outstanding	2,398	2,506	3,095	2,999

	Fiscal 2003
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenues	$10,026	$10,722	$11,865	$10,996
Net income (loss)	$(816)	$(475)	$41	$(291)
Basic earnings (loss) per common share	$(0.35)	$(0.20)	$0.02	$(0.12)
Diluted earnings (loss) per common share	$(0.35)	$(0.20)	$0.01	$(0.12)
Basic weighted average number of common shares outstanding	2,335	2,344	2,344	2,350
Diluted weighted average number of common shares outstanding	2,335	2,344	2,897	2,350

ITEM 7.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE FISCAL YEARS 2004, 2003 AND 2002

OVERVIEW

Our 2004 fiscal year (2004) ended January 1, 2005, our 2003 fiscal year (2003) ended January 3, 2004 and our 2002 fiscal year (2002) ended December 28, 2002.

We generate revenues from three sources:  retail, recycling and byproduct.  Retail revenues are sales of appliances, warranty and service revenue and delivery fees.  Recycling revenues are fees we charge for the disposal of appliances.  Byproduct revenues are sales of scrap metal and reclaimed chlorofluorocarbons (CFCs) generated from processed appliances.  We are managed as a unit and do not measure profit or loss separately for our three primary revenue sources.  Therefore, we believe that we have one operating segment.

We expanded our ApplianceSmart operation to twelve stores in 2004 with three additional facilities opening late in the fourth quarter.  ApplianceSmart retail outlets opened in St. Paul, Minnesota (the fifth serving the Minneapolis market), in San Antonio, Texas (a new market for ApplianceSmart), and in Atlanta (the second ApplianceSmart store in this market).  Our Atlanta facility also serves as a regional distribution center that will supply appliances to our Columbus, San Antonio and Atlanta retail operations.  Retail revenues accounted for 79.2% of total revenues in 2004.

We are actively pursuing opportunities to support energy-efficiency programs run by electric utility companies.  During 2004, we began handling a joint appliance recycling program with The United Illuminating Company and The Connecticut Light & Power Company in their service territories.  We also were contracted to begin programs starting in January 2005 with Wisconsin Public Power Inc. and Austin Energy in Austin, Texas.

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in the footnotes to the financial statements.  Some of the most critical policies are also discussed below.

Revenue recognition:  We recognize revenue from appliance sales in the period the consumer purchases and pays for the appliance.  We recognize revenue from appliance recycling when we collect and process a unit.  We recognize byproduct revenue upon shipment.

We defer revenue under certain appliance extended warranty arrangements we service and recognize the revenue over the related terms of the warranty contracts.  On extended warranty arrangements that we sell but others service for a fixed portion of the warranty sales price, we recognize revenue for the net amount retained at the time we sell the extended warranty to the consumer.

We include shipping and handling charges to customers in the revenues.  We include shipping and handling costs we incur in cost of revenues.

Product warranty:  We provide a warranty for the replacement or repair of certain defective units.  Our standard warranty policy requires us to repair or replace certain defective units at no cost to our customers.  We estimate the costs that may be incurred under our warranty and record a liability reserve in the amount of such costs at the time we recognize product revenue.  Factors that affect our warranty liability reserve for covered units include the number of units sold, historical and anticipated rates of warranty claims on these units, and the cost of these claims.  We periodically assess the adequacy of our recorded warranty liability reserve and adjust the amount as necessary.  We believe the warranty liability reserve of $35,000 is adequate.

Trade receivables:  We carry trade receivables at original invoice amount less an estimate made for doubtful receivables based on a monthly review of all outstanding amounts.  Our management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions.  We write off trade receivables when we deem them uncollectible.  We record recoveries of trade receivables previously written off when they are received.  We consider a trade receivable to be past due if any portion of the receivable balance is outstanding for more than 90 days.  We believe that our current reserve for doubtful accounts of $102,000 is adequate for any exposure to loss in our January 1, 2005 accounts receivable.

Inventories:  We state inventories, consisting principally of appliances, at the lower of cost, first-in, first-out (FIFO), or market.  We provide estimated reserves for the realizability of our appliance inventories, including adjustments to market, based on various factors including the age of the inventory and our assessment of the need for such allowances.  We look at historical inventory agings and margin analysis in determining our reserve estimate.  We believe the reserve of $385,000 is adequate.

Property and equipment:  We compute depreciation using straight-line and accelerated methods over the following estimated useful lives:

Years
Buildings and improvements	18 - 30
Equipment	3 - 8

We did not identify any items that were impaired as of January 1, 2005.

Income taxes:  Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of our management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

Stock-based compensation:  We regularly grant options to our employees under various plans as described in Note 8 to the financial statements.  As permitted under accounting principles generally accepted in the United States of America, these grants are accounted for following APB Opinion No. 25 and related interpretations.  Accordingly, compensation cost would be recognized for those grants where the exercise price is less than the fair market value of the stock on the date of grant.  We recorded no compensation expense for employee grants for the fiscal years 2004, 2003 and 2002 because the market price and exercise price of the grants were the same on the day of grant.

We also grant options and warrants to non-employees for goods and services and in conjunction with certain agreements.  We account for these grants under FASB (Financial Accounting Standards Board) Statement No. 123, Accounting for Stock-Based Compensation, based on the grant date fair values, which requires these grants to be accounted for based on the fair value of the grant.

Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4.  The amendments made by the SFAS No. 151 require that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current-period charges and the allocation of fixed production overheads to inventory costs incurred during fiscal years beginning after June 15, 2005.  We are currently evaluating the impact that adoption of SFAS No. 151 will have on our financial position and results of operations.

In December 2004, FASB published FASB Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)” or the “Statement”).  FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.  FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  FAS 123(R) is a replacement of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance.  The effect of the Statement will be to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award.  FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

We will be required to apply FAS 123(R) as of the beginning of our first interim period that begins after June 15, 2005, which will be the third quarter of 2005.  FAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition.  Under the modified prospective transition method, an entity would use the fair value based accounting method for all employee awards granted, modified or settled after the effective date.  As of the effective date, compensation cost related to the nonvested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123; that is, an entity would not remeasure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date of FAS 123(R).  An entity will have the further option to either apply the Statement to only the quarters in the period of adoption and subsequent periods, or apply the Statement to all quarters in the fiscal year of adoption.  Under the modified retrospective method of transition, an entity would revise its previously issued financial statements to recognize employee compensation cost for prior periods presented in accordance with the original provisions of Statement No. 123.

We have not yet completed our study of the transition methods or made any decisions about how we will adopt FAS 123(R).  However, the pro forma net income effect of using the fair value method for the past three fiscal years is presented in Note 1 to the financial statements.  The pro forma compensation costs presented in the table in Note 1 and in our prior filings have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts that should be expected in future years.  We have not made any decisions about which option-pricing model is most appropriate for us for future awards.

REVENUES

Our total revenues for 2004 were $52,830,000 compared to $43,609,000 in 2003.

Retail revenues increased to $41,847,000 in 2004 from $34,805,000 in 2003, an increase of 20.2%.  Same-store sales for 2004 (a sales comparison of seven stores open the full year in both 2004 and 2003) increased 10%.  The increase in retail revenues was due primarily to:

1.     Our new-appliance purchases that resulted in an increase of approximately $6,000,000 in sales of new, in-the-box product.

2.     Operating one additional store the entire year of 2004 compared to 2003.

Our retail outlets carry a wide range of new in-the-box and special-buy appliances, which include manufacturer closeouts, factory overruns, floor samples, returned or exchanged items, open carton items, and scratch and dent appliances.  All of these appliances are new, not used.  Some are in the carton while others are out of the carton.

We continue to purchase both new in-the-box and special-buy appliances from Whirlpool Corporation (Whirlpool), Maytag Corporation (Maytag), GE Corporation (GE) and Frigidaire.  We have no minimum purchase requirements with any of these manufacturers.  We believe purchases from these four manufacturers will provide an adequate supply of high-quality appliances for our retail outlets; however there is a risk that one or more of these sources could be curtailed or lost.

We operated twelve retail stores at the end of 2004 and nine at the end of 2003.  In October 2004, we opened a 36,000-square-foot store in the San Antonio, Texas market.  In November 2004, we opened an

88,000 square-foot facility in the Atlanta market.  This facility combines a retail store with a regional distribution facility for three of our markets.  On December 31, 2004, we opened a 59,000-square-foot store in the Minneapolis/St. Paul market.

Recycling revenues increased to $9,414,000 in 2004 from $8,014,000 in 2003.  The increase was primarily due to larger total recycling volumes from all of our California contracts as well as from units recycled through our new recycling contract in Connecticut.  Southern California Edison Company (Edison) accounted for approximately 9% of our total revenues for 2004 and 2003.

During 2004, we managed recycling operations appliances under three contracts with electric utility companies.  We provided services in the territories of:

1.     Edison, for their 2004-2005 program.

2.     San Diego Gas & Electric Company (SDG&E) for their 2004 program.

3.     The United Illuminating Company (UI) and The Connecticut Light & Power Company (CL&P), for a joint program for 2004.

Currently, each utility is responsible for advertising in its service territory.

In February 2005, we announced the extensions of the SDG&E contract and the joint contract with UI and CL&P for 2005.  In December 2004, we announced that we had entered into agreements with Wisconsin Public Power, Inc. and Austin Energy in Austin, Texas, to begin programs in January 2005.  As of March 1, 2005, we operate processing and recycling centers in Minneapolis; Los Angeles; Waterbury, Connecticut; and Austin, Texas.  We are also aggressively pursuing new appliance recycling programs in other states.

During the first eight months of 2003, we recycled appliances in California under an extension of the 2002 Statewide Residential Appliance Recycling Program.  Edison administered the program and customers of Edison, Pacific Gas & Electric (PG&E) and SDG&E were eligible to participate.  We were responsible for advertising in the PG&E and SDG&E service territories, while Edison was responsible for advertising in the Edison area.  During the third quarter of 2003, Edison awarded us a contract for the 2003 Statewide Residential Appliance Recycling Program in Edison’s and SDG&E’s territories.  This contract ended December 31, 2003.

Byproduct revenues increased to $1,569,000 in 2004 from $790,000 in 2003.  The increase was due primarily to:

1.     An increase in scrap metal revenues of approximately $650,000.

2.     An increase in the volume of CFCs, which was offset by a decrease in the price of CFCs.

Our total revenues for 2003 were $43,609,000 compared to $45,720,000 in 2002.

Retail revenues increased to $34,805,000 in 2003 from $29,893,000 in 2002, an increase of 16.4%.  Same-store sales for 2003 (a sales comparison of six stores open the full year in both 2003 and 2002) increased 24%.

The increase in retail revenues was due primarily to an increase of approximately $5,000,000 in sales of new, in-the-box product due to our additional purchases of new product from Maytag, GE and Frigidaire. This increase was offset slightly by a decrease of approximately $500,000 in special-buy sales as a result of closing two stores and the ramping up of two new stores.  We purchased special-buy appliances from Whirlpool, Maytag, GE and Frigidaire.

We operated nine retail stores at the end of 2003 and 2002.  In March 2002, we opened a 30,000-square-foot store in the Columbus, Ohio, market.  In December 2002, we closed an underperforming store in the Dayton, Ohio, market.  In February 2003, we closed a smaller store and opened a 33,000-square-foot store in the Minneapolis/St. Paul market.  In March 2003, we closed an underperforming store in the Dayton, Ohio, market.  In December 2003, we opened a 30,000-square-foot store in the Atlanta, Georgia, market.

Recycling revenues decreased to $8,014,000 in 2003 from $14,625,000 in 2002.  Approximately $6,500,000 of the decrease was due primarily to an overall decrease in total recycling volumes from all of our California recycling contracts.  Edison accounted for approximately 9% of our total revenues for 2003 and 13% for 2002.  We recycled appliances in California during the first eight months of 2003 under an extension of the 2002 Statewide Residential Appliance Recycling Program, which Edison administered.  Recycling services for this statewide energy-efficiency program included customers of Edison, PG&E and SDG&E.  We were responsible for advertising in the PG&E and SDG&E service territories, while Edison was responsible for advertising in the Edison area.  During the third quarter of 2003, Edison awarded us a contract for the 2003 Statewide Residential Appliance Recycling Program in the territories served by Edison and SDG&E.  This contract ended December 31, 2003.

In the first quarter of 2002, we recycled appliances for Edison under an extension of Edison’s 2001 Residential Appliance Recycling Program.  In July 2002, we signed a contract to provide services for California’s Statewide Residential Appliance Recycling Program for 2002, which Edison administered.  This contract became effective April 1, 2002 and ended December 31, 2002.  Recycling services for this statewide program included customers of Edison, PG&E and SDG&E.  We were responsible for advertising in the PG&E and SDG&E service territories while Edison was responsible for advertising in the Edison area.

Byproduct revenues decreased to $790,000 in 2003 from $1,202,000 in 2002.  The decrease was due primarily to a decrease in the volume and price of CFCs of approximately $360,000 and a lower volume of scrap metal, offset slightly by an increase in the price of scrap metal.

GROSS PROFIT

Our overall gross profit increased to 29.4% in 2004 from 27.2% in 2003.  The increase was due primarily to:

1.               Improved efficiencies because of higher volumes from all our recycling contracts.

2.               An increase in gross profit in sales of special-buy appliances.

Gross profit as a percentage of total revenues for future periods can be affected favorably or unfavorably by numerous factors, including:

1.               The mix of retail products we sell.

2.               The prices at which we purchase product from the four manufacturers.

3.               The volume of appliances we receive through our recycling contracts.

4.               The price and volume of byproduct revenues.

We expect gross profit percentages to remain about the same for future periods.

Our overall gross profit decreased to 27.2% in 2003 from 34.5% in 2002.  The decrease was due primarily to lower recycling revenues and volumes related to the recycling programs, and a decrease in gross profit in sales of special-buy appliances.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were 31.5% of total revenues in 2004 compared to 31.3% in 2003.  Selling, general and administrative expenses increased to $16,646,000 in 2004 from $13,655,000 in 2003, a 21.9% increase.  Selling expenses increased to $10,795,000 in 2004 from $8,210,000 in 2003.  The increase in selling expenses was due primarily to:

1.               The expense of operating one additional store overall during 2004.

2.               Expenses related to opening two new stores and a combination retail store/warehouse distribution center in the fourth quarter of 2004.

3.               An increase in advertising expense of approximately $755,000, which includes two new markets compared to the same period in the previous year.

General and administrative expenses increased to $5,851,000 in 2004 from $5,445,000 in 2003.  The increase was due primarily to an increase in administrative costs as a result of an overall increase in recycling volumes and an increase in the allowance for bad debt and one-time banking charges.

Selling, general and administrative expenses were 31.3% of total revenues in 2003 compared to 30.7% in 2002.  Selling, general and administrative expenses decreased to $13,655,000 in 2003 from $14,032,000 in 2002, a 2.7% decrease.  Selling expenses increased to $8,210,000 in 2003 from $8,007,000 in 2002.  The increase in selling expenses was due primarily to the expense of opening and operating two new stores during 2003, offset by closing one smaller store and one underperforming store in 2003 compared to 2002.  General and administrative expenses decreased to $5,445,000 in 2003 from $6,025,000 in 2002.  The decrease was due primarily to lower administration costs as a result of an overall reduction in recycling volumes.

INTEREST EXPENSE

Interest expense increased to $777,000 in 2004 from $748,000 in 2003.

Interest expense decreased to $748,000 in 2003 from $1,236,000 in 2002.  The decrease was due to a lower effective rate on outstanding debt in 2003 as compared to 2002.  This was a result of refinancing the debt in 2002 on the two company-owned buildings, offset by a minimum interest amount on the line of credit.

INCOME TAXES AND NET OPERATING LOSSES

We recorded a benefit for income taxes of $546,000 for 2004 compared to $976,000 in 2003.  The benefit for income taxes for 2004 is due primarily to a tax benefit of $600,000 that was a result of a federal income tax credit for a prior carryback claim and an income tax refund we received during the second quarter that was greater than the estimated income tax receivable that we had recorded offset by an increase in the deferred tax asset valuation allowance.

We had net operating loss carryovers and credit carryforwards of approximately $8.6 million at January 1, 2005, which may be available to reduce taxable income and therefore income taxes payable in future years.  However, future utilization of these loss and credit carryforwards is subject to certain significant limitations under provisions of the Internal Revenue Code.  These include limitations subject to Section 382, which relate to a 50 percent change in control over a three-year period, and are further dependent upon our maintaining profitable operations.  We believe that the issuance of Common Stock during 1999 resulted in an “ownership change” under Section 382.  Accordingly, our ability to use net operating loss carryforwards generated prior to February 1999 may be limited to approximately $56,000 per year, or less than $1 million through 2018.

As of our 2004 and 2003 year-ends, we had recorded cumulative valuation allowances of $4,445,000 and $3,575,000 against our net deferred tax assets due to the uncertainty of their realization.  The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  In the future, when we believe we can reasonably estimate future operating results and these estimated results reflect taxable income, the amount of deferred tax assets considered reasonable could be adjusted by a reduction in the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

At January 1, 2005, we had working capital of $4,132,000 compared to $3,446,000 at January 3, 2004.  Cash and cash equivalents increased to $4,362,000 at January 1, 2005 from $1,196,000 at January 3, 2004. Net cash provided by operating activities was $267,000 in 2004 compared to net cash used in operating activities of $2,391,000 in 2003.  The cash provided by operating activities was due primarily to an increase in accounts payable and accrued expenses, offset by the net loss.  During 2004, accounts payable and accrued expenses increased by $1,691,000 principally due to more purchases of inventory and the timing of accounts payable.

Net cash used in investing activities was $659,000 in 2004 compared to $558,000 in 2003.  The cash used in investing activities in 2004 was primarily related to continued software development of our enterprise-wide software and leasehold improvements related to opening four locations in 2004.  The cash used in investing activities in 2003 was primarily related to continued software development and building improvements.  We did not have any material purchase commitments for assets as of January 1, 2005.

Net cash provided by financing activities was $3,558,000 in 2004 compared to $1,343,000 in 2003.  The cash provided by financing activities in 2004 was due primarily to a private placement we completed in late December 2004 which provided net proceeds of $3,134,000.  The cash provided by financing activities in 2003 was due primarily to increased borrowing under the line of credit.

As of January 1, 2005, we had an $8 million line of credit with a lender.  The interest rate as of January 1, 2005 was 8.20%.  The amount of borrowings available under the line of credit is based on a formula using receivables and inventories.  Our unused borrowing capacity was $103,000 at January 1, 2005.  The line of credit has a stated maturity date of December 31, 2007, if not renewed, and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time.  The line of credit is secured by substantially all our assets and requires minimum monthly interest payments of $37,500, regardless of the outstanding principal balance.  The lender is also secured by an inventory repurchase agreement with Whirlpool Corporation for purchases from Whirlpool only.  The line requires that we meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt we can incur, limits the amount of spending on fixed assets, and limits payments of dividends.  At January 1, 2005, we were in violation of the covenant related to reaching a minimum annual level of net income.  On March 15, 2005, the lender waived this violation.

A summary of our contractual cash obligations at January 1, 2005 is as follows:

	Cash Payments Due by Period
Contractual Cash Obligations	Total	2005	2006	2007	2008	2009	2010 and Thereafter
Long-term debt, including interest	$8,541,000	$859,000	$512,000	$499,000	$448,000	$448,000	$5,775,000
Operating leases	$8,042,000	$2,596,000	$1,928,000	$1,561,000	$1,265,000	$692,000	$—
Total contractual cash obligations	$16,583,000	$3,455,000	$2,440,000	$2,060,000	$1,713,000	$1,140,000	$5,775,000

We also have a commercial commitment as described below:

Other Commercial Commitment	Total Amount Committed	Outstanding at 01/01/05	Date of Expiration
Line of credit	$8,000,000	$5,415,000	December 31, 2007

We believe that our cash balance, availability under our line of credit and anticipated cash flows from operations will be adequate to fund cash requirements for fiscal 2005.

We believe, based on the anticipated revenues from our recycling contracts, the anticipated sales per retail store and our anticipated gross profit, that our cash balance, anticipated funds generated from operations and our current line of credit will be sufficient to finance our operations and capital expenditures through December 2005. Our total capital requirements for 2005 will depend upon, among other things as discussed below, the recycling volumes generated from the recycling contracts in 2005 and the number and size of retail stores operating during the fiscal year.  Currently, we have five centers and twelve stores in operation.  If revenues are lower than anticipated or expenses are higher than anticipated, we may require additional capital to finance operations.  Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (common or preferred stock) or other securities.  There can be no assurance that such additional sources of financing will be available on terms satisfactory to us or permitted by our current lender.

FORWARD-LOOKING STATEMENTS

Statements contained in this annual report regarding our future operations, performance and results, and anticipated liquidity discussed herein are forward-looking and therefore are subject to certain risks and uncertainties, including, but not limited to, those discussed herein.  Any forward-looking information regarding our operations will be affected primarily by our continued ability to purchase product from Whirlpool, Maytag, Frigidaire and GE at acceptable prices and the ability and timing of the utility companies to deliver units under the recycling contracts with us.  In addition, any forward-looking information will also be affected by the ability of individual retail stores to meet planned revenue levels, the rate of sustainable growth in the number of retail stores, the speed at which individual retail stores reach profitability, costs and expenses being realized at higher than expected levels, our ability to secure an adequate supply of special-buy appliances for resale, and the continued availability of our current line of credit.

ITEM 7A.                                            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MARKET RISK AND IMPACT OF INFLATION

We do not believe there is any significant risk related to interest rate fluctuations on the long-term fixed-rate debt.  However, there are interest rate risks on the line of credit, since our interest rate floats with prime, and on approximately $3,200,000 in long-term debt entered into in September 2002, since our interest rate is based on the 30-day LIBOR rate.  Based on average floating rate borrowings of $8,500,000, a one-percent change in the applicable rate would have caused our interest expense to change by approximately $85,000.  Also, we believe that inflation has not had a material impact on the results of operations for each of the fiscal years in the three-year period ended January 1, 2005.  However, there can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

ITEM 8.                                                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Appliance Recycling Centers of America, Inc. and Subsidiaries
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheet of Appliance Recycling Centers of America, Inc. and Subsidiaries as of January 1, 2005 and January 3, 2004, and the related consolidated statement of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended January 1, 2005.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Appliance Recycling Centers of America, Inc. and Subsidiaries as of January 1, 2005 and January 3, 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended January 1, 2005, in conformity with accounting principles generally accepted in the United States of America.

McGLADREY & PULLEN, LLP

Minneapolis, Minnesota

February 18, 2005, except for Note 3 as to which the date is March 15, 2005.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	January 1,	January 3,
	2005	2004

ASSETS (Note 3)

Current Assets
Cash	$4,362,000	$1,196,000
Accounts receivable, net of allowance of $102,000 and $117,000, respectively (Note 9)	2,034,000	1,887,000
Inventories, net of reserves of $385,000 and $324,000, respectively	10,154,000	9,338,000
Refundable income taxes	—	904,000
Deferred income taxes (Note 7)	468,000	566,000
Other current assets	338,000	521,000
Total current assets	17,356,000	14,412,000
Property and Equipment, at cost (Notes 2 and 4)
Land	2,050,000	2,050,000
Buildings and improvements	4,338,000	4,090,000
Equipment	5,928,000	5,359,000
	12,316,000	11,499,000
Less accumulated depreciation	5,982,000	5,321,000
Net property and equipment	6,334,000	6,178,000
Other Assets	300,000	243,000
Restricted Cash	350,000	—
Total assets	$24,340,000	$20,833,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Line of credit (Note 3)	$5,415,000	$5,089,000
Current maturities of long-term obligations	615,000	240,000
Accounts payable	3,889,000	2,958,000
Accrued expenses (Note 5)	2,779,000	2,019,000
Income taxes payable	58,000	660,000
Total current liabilities	12,756,000	10,966,000
Long-Term Obligations, less current maturities (Note 4)	5,053,000	5,209,000
Deferred Income Tax Liabilities (Note 7)	468,000	449,000
Total liabilities	18,277,000	16,624,000
Commitments and Contingencies (Note 6)
Shareholders’ Equity (Note 8)
Common Stock, no par value; authorized 10,000,000 shares; issued and outstanding 4,136,000 and 2,364,000 shares, respectively	14,549,000	11,381,000
Accumulated deficit	(8,486,000)	(7,172,000)
Total shareholders’ equity	6,063,000	4,209,000
Total liabilities and shareholders’ equity	$24,340,000	$20,833,000

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	For the fiscal year ended
	January 1,	January 3,	December 28,
	2005	2004	2002
Revenues (Note 9)
Retail	$41,847,000	$34,805,000	$29,893,000
Recycling	9,414,000	8,014,000	14,625,000
Byproduct	1,569,000	790,000	1,202,000

Total revenues	52,830,000	43,609,000	45,720,000

Cost of Revenues (Note 9)	37,287,000	31,730,000	29,946,000

Gross profit	15,543,000	11,879,000	15,774,000

Selling, General and Administrative Expenses (Note 2)	16,646,000	13,655,000	14,032,000

Operating income (loss)	(1,103,000)	(1,776,000)	1,742,000

Other Income (Expense)
Other income (expense)	20,000	(5,000)	47,000
Interest income	—	12,000	—
Interest expense	(777,000)	(748,000)	(1,236,000)

Income (loss) before provision for (benefit of) income taxes	(1,860,000)	(2,517,000)	553,000

Provision for (Benefit of) Income Taxes (Note 7)	(546,000)	(976,000)	221,000

Net income (loss)	$(1,314,000)	$(1,541,000)	$332,000

Basic Earnings (Loss) per Common Share	$(0.48)	$(0.66)	$0.14

Diluted Earnings (Loss) per Common Share	$(0.48)	$(0.66)	$0.11

Weighted Average Number of Common Shares Outstanding:
Basic	2,722,000	2,343,000	2,320,000
Diluted	2,722,000	2,343,000	3,025,000

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

		Accumulated
	Common Stock	Deficit	Total

Balance, December 29, 2001	$11,360,000	$(5,963,000)	$5,397,000
Exercise of stock options (Note 8)	8,000	—	8,000
Net income	—	332,000	332,000

Balance, December 28, 2002	11,368,000	(5,631,000)	5,737,000
Exercise of warrants (Note 8)	13,000	—	13,000
Net loss	—	(1,541,000)	(1,541,000)

Balance, January 3, 2004	11,381,000	(7,172,000)	4,209,000
Exercise of stock options (Note 8)	16,000	—	16,000
Exercise of warrants (Note 8)	18,000	—	18,000
Issuance of Common Stock, net of offering costs of $316,000 (Note 8)	3,134,000	—	3,134,000
Net loss	—	(1,314,000)	(1,314,000)

Balance, January 1, 2005	$14,549,000	$(8,486,000)	$6,063,000

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the fiscal year ended
	January 1,	January 3,	December 28,
	2005	2004	2002
Cash Flows from Operating Activities
Net income (loss)	$(1,314,000)	$(1,541,000)	$332,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	658,000	611,000	507,000
Write-off of deferred financing fees and debt discount	—	—	258,000
Loss on sale of property and equipment	—	5,000	7,000
Accretion of long-term debt discount	—	—	46,000
Deferred income taxes	117,000	—	391,000
Change in assets and liabilities:
Receivables	(147,000)	(758,000)	3,246,000
Inventories	(816,000)	(1,022,000)	(1,568,000)
Other assets	(224,000)	(11,000)	(238,000)
Accounts payable and accrued expenses	1,691,000	775,000	877,000
Income taxes refundable or payable	302,000	(450,000)	(551,000)
Net cash provided by (used in) operating activities	267,000	(2,391,000)	3,307,000

Cash Flows from Investing Activities
Purchases of property and equipment	(659,000)	(558,000)	(598,000)
Proceeds from disposals of property and equipment	—	—	100,000
Net cash used in investing activities	(659,000)	(558,000)	(498,000)

Cash Flows from Financing Activities
Net borrowings (payments) under line of credit	326,000	1,574,000	(1,193,000)
Payments on long-term obligations	(236,000)	(244,000)	(4,648,000)
Proceeds from long-term obligations	—	—	5,470,000
Proceeds from short-term obligations	300,000	—	—
Payments of deferred financing fees	—	—	(150,000)
Net proceeds from issuance of Common Stock	3,168,000	13,000	8,000
Net cash provided by (used in) financing activities	3,558,000	1,343,000	(513,000)

Increase (decrease) in cash and cash equivalents	3,166,000	(1,606,000)	2,296,000

Cash and Cash Equivalents
Beginning	1,196,000	2,802,000	506,000
Ending	$4,362,000	$1,196,000	$2,802,000

Supplemental Disclosures of Cash Flow Information
Cash payments (receipts) relative to:
Interest	$777,000	$748,000	$1,056,000
Income taxes, net	(967,000)	(527,000)	439,000

Equipment acquired under capital lease	$155,000	$10,000	$—

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature of Business and Significant Accounting Policies

Nature of business:  Appliance Recycling Centers of America, Inc. and our subsidiaries are in the business of providing reverse logistics, energy conservation and recycling services for major household appliances.  We sell appliances through a chain of company-owned factory outlet stores under the name ApplianceSmart®.  We also provide recycling services on a credit basis to appliance retailers, electric utilities, waste management companies and local governments.

A summary of our significant accounting policies is as follows:

Principles of consolidation:  The consolidated financial statements include the accounts of Appliance Recycling Centers of America, Inc. and our subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

During the second quarter of 2003, we became a majority (60%) owner in North America Appliance Company, LLC (NAACO).  NAACO was formed and commenced operations in June 2003 and is a retailer of special-buy appliances in Texas.  Because NAACO has a net shareholders’ deficit, no minority interest has been recognized on our consolidated balance sheet and 100% of NAACO’s operations are included in our consolidated financial statements as of January 1, 2005.

Fair value of financial instruments:  The following methods and assumptions are used to estimate the fair value of each class of financial instrument:

Cash, accounts receivable and accounts payable:  Due to their nature and short-term maturities, the carrying amounts approximate fair value.

Short- and long-term debt:  The fair value of short- and long-term debt has been estimated based on discounted cash flows using interest rates being offered for similar debt having the same or similar remaining maturities and collateral requirements.

No separate comparison of fair values versus carrying values is presented for the aforementioned financial instruments since their fair values are not significantly different than their balance sheet carrying amounts.  In addition, the aggregate fair values of the financial instruments would not represent the underlying value of our company.

Fiscal year:  We use a 52-53 week fiscal year.  Our 2004 fiscal year (2004) ended January 1, 2005, our 2003 fiscal year (2003) ended January 3, 2004, and our 2002 fiscal year (2002) ended December 28, 2002.  The 2004 fiscal year contains 52 weeks.  The 2003 fiscal year contains 53 weeks.  The 2002 fiscal year contains 52 weeks.

Revenue recognition:  We recognize revenue from appliance sales in the period the consumer purchases and pays for the appliances.  We recognize revenue from appliance recycling when we collect and process a unit.  We recognize byproduct revenue upon shipment.

We defer revenue under certain appliance extended warranty arrangements we service and recognize the revenue over the related terms of the warranty contracts.  On extended warranty arrangements we sell but others service for a fixed portion of the warranty sales price, we recognize revenue for the net amount retained at the time of sale of the extended warranty to the consumer.

We include shipping and handling charges to customers in revenues.  Shipping and handling costs that we incur are included in cost of revenues.

Product warranty:  We provide a warranty for the replacement or repair of certain defective units.  Our standard warranty policy requires us to repair or replace certain defective units at no cost to our customers.  We estimate the costs that may be incurred under our warranty and record a liability reserve in the amount of such costs at the time we recognize product revenue.  Factors that affect our warranty liability reserve for covered units include the number of units sold, historical and anticipated rates of warranty claims on these units, and the cost of such claims. We periodically assess the adequacy of our recorded warranty liability reserve and adjust the amounts as necessary.

Changes in our warranty liability reserve are as follows:

	2004	2003	2002
Balance, beginning	$54,000	$82,000	$187,000
Standard accrual based on units sold	76,000	164,000	203,000
Actual costs incurred	(53,000)	(133,000)	(134,000)
Periodic accrual adjustments	(42,000)	(59,000)	(174,000)
Balance, ending	$35,000	$54,000	$82,000

Trade receivables:  We carry trade receivables at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions.  We write off trade receivables when we deem them uncollectible.  We record recoveries of trade receivables previously written off when we receive them.   We consider a trade receivable to be past due if any portion of the receivable balance is outstanding for more than 90 days.  Our management considers the reserve for doubtful accounts of $102,000 to be adequate to cover any exposure to loss in our January 1, 2005 accounts receivable.

Cash:  We maintain our cash in bank deposit and money-market accounts which, at times, exceed federally insured limits.  We have not experienced any losses in such accounts.

Restricted cash:  In connection with our consumer credit card processing arrangements, we are required to maintain a cash balance that is restricted.  At January 1, 2005, we were required to maintain a balance of $350,000, which is reflected in the consolidated balance sheet as long-term restricted cash.

Inventories:  Inventories, consisting principally of appliances, are stated at the lower of cost, first-in, first-out (FIFO), or market and consist of:

	2004	2003
Finished goods	$10,539,000	$9,662,000
Less reserves	(385,000)	(324,000)
	$10,154,000	$9,338,000

We provide estimated reserves for the realizability of our appliance inventories, including adjustments to market, based on various factors including the age of such inventory and our management’s assessment of the need for such allowances.  We look at historical inventory agings and margin analysis in determining our reserve estimate.  We believe the reserve of $385,000 as of January 1, 2005 is adequate.

Property and equipment:  We compute depreciation using straight-line and accelerated methods over the following estimated useful lives:

Years
Buildings and improvements	18 – 30
Equipment	3 – 8

We amortize leasehold improvements on a straight-line basis over the shorter of their estimated useful lives or the underlying lease term.

We did not identify any items that were impaired as of January 1, 2005.

Software development costs:  We capitalize software developed for internal use in accordance with Statement of Position 98-1 and are amortizing such costs over their estimated useful life of five years.  Costs capitalized were $220,000, $255,000 and $221,000 for the fiscal years of 2004, 2003 and 2002, respectively.  Amortization expense on software development costs was $212,000, $164,000 and $119,000 for the fiscal years 2004, 2003 and 2002, respectively.  Estimated amortization expenses are $216,000, $208,000, $226,000, $219,000 and $216,000 for the fiscal years 2005, 2006, 2007, 2008 and 2009, respectively.

Accounting for long-lived assets:  We evaluate long-lived assets such as property and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.  We assess the fair value of the assets based on the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition.  Should the sum of the expected future net cash flows be less than the carrying value, we recognize an impairment loss at that time.  We measure an impairment loss by comparing the amount by which the carrying value exceeds the fair value (estimated discounted future cash flows or appraisal of assets) of the long-lived assets.  Also see Note 2.

Deferred financing fees:  Deferred financing fees are presented in the consolidated balance sheet as a component of other assets and are reported net of accumulated amortization.  We determine amortization expense on a straight-line basis over the term of the underlying debt.

Advertising expense:  Advertising is expensed as incurred and was $2,353,000, $1,545,000 and $1,823,000 for the 2004, 2003 and 2002 fiscal years, respectively.

Income taxes:  Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of our management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

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

In arriving at diluted weighted-average shares and per-share amounts, we included options and warrants (see Note 8) with exercise prices below average market prices, for the respective fiscal quarters in which they were dilutive, using the treasury stock method.  We calculated the number of additional shares by assuming the outstanding stock options and warrants were exercised and that the proceeds from such exercises were used to acquire Common Stock at the average market price during the year.  The dilutive effect of these additional shares for the fiscal year 2002 was to increase the weighted average shares outstanding by 705,000.  Because the effect of options and warrants on 2004 and 2003 is antidilutive, they were not included in the computation of per-share amounts.

Stock-based compensation:  We regularly grant options to our employees under various plans as described in Note 8.  As permitted under accounting principles generally accepted in the United States of America, these grants are accounted for following APB Opinion No. 25 and related interpretations.  Accordingly, compensation cost would be recognized for those grants where the exercise price is less than the fair market value of the stock on the date of grant.  We recorded no compensation expense for employee grants for fiscal years 2004, 2003 and 2002 because the market price and exercise price of the grants were the same on the day of grant.

We also grant options and warrants to non-employees for goods and services and in conjunction with certain agreements.  We account for these grants under FASB (Financial Accounting Standards Board) Statement No. 123, Accounting for Stock-Based Compensation, based on the grant date fair values, which requires these grants to be accounted for based on the fair value of the grant.

Had compensation cost for all of the employee stock-based compensation grants and warrants issued been determined based on the fair values at the grant date consistent with the provisions of SFAS No. 123, our net income (loss) and net income (loss) per basic and diluted common share would have been as indicated below.

	2004	2003	2002
Net income (loss):
As reported	$(1,314,000)	$(1,541,000)	$332,000
Deduct pro forma stock-based compensation	(46,000)	(52,000)	(80,000)
Pro forma	$(1,360,000)	$(1,593,000)	$252,000
Basic earnings (loss) per share:
As reported	$(0.48)	$(0.66)	$0.14
Pro forma	$(0.50)	$(0.68)	$0.11
Diluted earnings (loss) per share:
As reported	$(0.48)	$(0.66)	$0.11
Pro forma	$(0.50)	$(0.68)	$0.08

The above pro forma effects on net income (loss) and net income (loss) per basic and diluted common share are not likely to be representative of the effects on reported net income (loss) or net income (loss) per common share for future years because options vest over several years and additional awards generally are made each year.

In December 2004, FASB published FASB Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)” or the “Statement”). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.  FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  FAS 123(R) is a replacement of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance.  The effect of the Statement will be to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

We will be required to apply FAS 123(R) as of the beginning of our first interim period that begins after June 15, 2005, which will be the third quarter of 2005.  FAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition.  Under the modified prospective transition method, an entity would use the fair value based accounting method for all employee awards granted, modified or settled after the effective date.  As of the effective date, compensation cost related to the nonvested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123; that is, an entity would not remeasure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date of FAS 123(R).  An entity will have the further option to either apply the Statement to only the quarters in the period of adoption and subsequent periods, or apply the Statement to all quarters in the fiscal year of adoption.  Under the modified retrospective method of transition, an entity would revise its previously issued financial statements to recognize employee compensation cost for prior periods presented in accordance with the original provisions of Statement No. 123.

We have not yet completed our study of the transition methods or made any decisions about how we will adopt FAS 123(R).  However, the pro forma net income effect of using the fair value method for the past three fiscal years is presented in the table above.  The pro forma compensation costs presented in the table above and in our prior filings have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts that should be expected in future years.  We have not made any decisions about which option-pricing model is most appropriate for us for future awards.

Comprehensive income:  Comprehensive income is equivalent to net income in the statement of operations.

Segment information:  We have one operating segment.  Although certain separate financial information by retail store, or retail store and recycling center, is available to management, we are managed as a unit.  Specifically, we do not measure profit or loss or maintain assets separately for our products or revenue sources (retail appliance sales, appliance recycling including recycling services for utilities, and byproduct sales).

Estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant items subject to estimates and assumptions include the valuation allowances for inventories and deferred tax assets.  Actual results could differ from those estimates.

Recently issued accounting pronouncements:  The following items represent accounting standards that have been recently issued.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4.  The amendments made by the SFAS No. 151 require that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current-period charges and the allocation of fixed production overheads to inventory costs incurred during fiscal years beginning after June 15, 2005.  We are currently evaluating the impact that adoption of SFAS No. 151 will have on our financial position and results of operations.

Note 2.  Market Closings and Loss on Impaired Assets

In December 2002, we closed a retail store in the Dayton, Ohio, market and incurred expenses of $108,000 for the remaining lease payments and write-off of leasehold improvements.

In February 2003, we closed a retail store in the Minneapolis market that resulted in no closing costs.

In March 2003, we closed a retail store in the Dayton, Ohio, market and wrote off leasehold improvements of approximately $26,000.

Note 3.  Line of Credit

At January 1, 2005, we had an $8 million line of credit with a lender.  The interest rate as of January 1, 2005 was 8.20%.  The amount of borrowings available under the line of credit is based on a formula using receivables and inventories.  Our unused borrowing capacity under this line was $103,000 at January 1, 2005.  The line of credit has a stated maturity date of December 31, 2007, if not renewed, and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time.  The line of credit is secured by substantially all our assets and requires minimum monthly interest payments of $37,500, regardless of the outstanding principal balance.  The lender is also secured by an inventory repurchase agreement with Whirlpool Corporation for purchases from Whirlpool only.  The loan requires that we meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt we can incur, limits the amount of spending on fixed assets, and limits payments of dividends.  At January 1, 2005, we were in violation of the covenant related to reaching a minimum annual level of net income.  On March 15, 2005, the lender waived this violation.

Note 4.  Long-Term Obligations

Long-term obligations consisted of the following:

	2004	2003
Adjustable rate mortgage based on the 30-day LIBOR rate (1.84% as of January 1, 2005) plus 2.7%, adjusted yearly, monthly payments include interest and principal, and are based on a 20-year amortization, due October 2012, secured by land and building	$3,216,000	$3,340,000
6.85% mortgage, due in monthly installments of $15,326, including interest, due January 2013, secured by land and building	1,904,000	1,956,000
13.00% note payable, due in monthly interest payments of $541 with balance due September 2005, secured by equipment	50,000	50,000
Other, primarily capital leases (see below)	498,000	103,000
	5,668,000	5,449,000
Less current maturities	615,000	240,000
	$5,053,000	$5,209,000

The future annual maturities of long-term obligations are as follows:

Fiscal year
2005	$615,000
2006	239,000
2007	243,000
2008	186,000
2009	241,000
2010 and thereafter	4,144,000
$5,668,000

Capital leases:  We lease certain equipment under capital leases.  The cost of the equipment was approximately $206,000 and $78,000 at January 1, 2005 and January 3, 2004, respectively.  Accumulated amortization at January 1, 2005 and January 3, 2004, was approximately $166,000 and $124,000, respectively.

The following is a schedule by years of approximate remaining minimum payments required under the leases, together with the present value at January 1, 2005:

Fiscal Year
2005	$106,000
2006	64,000
2007	52,000
2008	4,000
Total minimum lease payments	$226,000

Less amount representing interest	25,000
Less current portion	90,000
Long-term portion	$111,000

Note 5.  Accrued Expenses

Accrued expenses were as follows:

	2004	2003
Compensation and benefits	$1,083,000	$930,000
Warranty expense	35,000	54,000
Accrued incentives	909,000	686,000
Other	752,000	349,000
	$2,779,000	$2,019,000

Note 6.  Commitments and Contingencies

Operating leases:  We lease certain of our retail stores and recycling center facilities and equipment under noncancelable operating leases.  The leases require the payment of taxes, maintenance, utilities and insurance.

Minimum future rental commitments under noncancelable operating leases as of January 1, 2005 are as follows:

Fiscal Year
2005	$2,596,000
2006	1,928,000
2007	1,561,000
2008	1,265,000
2009	692,000
$8,042,000

Rent expense for fiscal years 2004, 2003 and 2002 was $1,957,000, $1,686,000 and $1,973,000, respectively.

Contracts:  We have entered into contracts with four of our appliance vendors.  Under the agreements there are no minimum purchase commitments; however, we have agreed to indemnify the vendors for certain claims, allegations or losses with respect to appliances we sell.  Also see Note 9.

Litigation:  In December 2004, we filed suit in the U.S. District Court for the Central District of California alleging that JACO Environmental, Inc. and a former consultant of ours fraudulently obtained a patent (U.S. Patent No. 6,732,416) in May 2004 covering appliance recycling methods and systems we originally developed beginning in 1987 and have used in serving more than forty electric utility appliance recycling programs since that time. We are seeking a declaratory judgment that the JACO patent is invalid and unenforceable, since it is almost entirely based on methods and processes we developed and have used.  We are also asking the court for unspecified damages related to charges that JACO, in using a fraudulently based patent, has engaged in unfair competition under federal and California statutes, false and misleading advertising under California statutes, and interference with our prospective customer relationships.  The defendants have answered our complaint denying liability.  We expect recycling operations to continue without interruption during the period of litigation, but if the court were to issue rulings in favor of the defendants, this could change.  Moreover, failure to win this lawsuit could have a long-term material adverse effect on our recycling operations.  In addition, we may incur substantial costs in pursuing this litigation, which could have an adverse effect on our results of operations.

Note 7.  Income Taxes

The provision (benefit) for income taxes consisted of the following:

	2004	2003	2002
Current:
Federal	$(663,000)	$(976,000)	$(170,000)
Deferred	117,000	—	391,000
	$(546,000)	$(976,000)	$221,000

A reconciliation of our income tax expense with the federal statutory tax rate is shown below:

	2004	2003	2002
Income tax expense (benefit) at statutory rate	$(639,000)	$(856,000)	$188,000
State taxes net of federal tax effect	(117,000)	(152,000)	25,000
Permanent differences and other	13,000	(42,000)	8,000
Federal income tax credit attributable to carryback claim	(673,000)	—	—
Change in valuation allowance	870,000	74,000	—
	$(546,000)	$(976,000)	$221,000

The change in the valuation allowance includes a change in the conclusion regarding the realizably of previously unreserved net deferred income taxes of $117,000.

The components of net deferred tax assets are as follows:

	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$4,228,000	$3,505,000
Federal and state tax credits	269,000	269,000
Reserves	355,000	322,000
Accrued expenses	164,000	134,000
Prepaid expenses	(56,000)	(106,000)
Other	57,000	17,000
Net deferred tax assets	$5,017,000	$4,141,000
Valuation allowance	(4,445,000)	(3,575,000)
	$572,000	$566,000
Deferred tax liabilities:
Property and equipment	$572,000	$449,000
Net deferred taxes	$—	$117,000

The deferred tax amounts mentioned above have been classified in the accompanying balance sheet as follows:

	2004	2003
Current assets	$468,000	$566,000
Non-current liabilities	(468,000)	(449,000)
	$—	$117,000

At January 1, 2005, we had a valuation allowance against deferred tax assets to reduce the total to an amount our management believes is appropriate.  Realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  The valuation allowance increased in the current year primarily as a result of net operating losses generated during the year in which we have provided a valuation allowance.  In the future when we believe we can reasonably estimate future operating results and those estimated results reflect taxable income, the amount of deferred tax assets considered reasonable could be adjusted by a reduction of the valuation allowance.

At January 1, 2005, we had NOL carryforwards expiring as follows:

Expiration	Amount
2011	$3,185,000
2012	$1,144,000
2013	$2,645,000
2018	$166,000
2019	$1,533,000

Future utilization of NOL and tax credit carryforwards is subject to certain limitations under provisions of Section 382 of the Internal Revenue Code.  This section relates to a 50 percent change in control over a three-year period.  We believe that the issuance of Common Stock during 1999 resulted in an “ownership change” under Section 382.  Accordingly, our ability to use NOL and tax credit carryforwards generated prior to February 1999 may be limited to approximately $56,000 per year.

Note 8.  Shareholders’ Equity

Stock options:  We have two stock option plans (Plans) that permit the granting of “incentive stock options” meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified options that do not meet the requirements of Section 422.  The Plans have 150,000 and 600,000 shares, respectively, available for grant.  The options that have been granted under the Plans are exercisable for a period of five to ten years from the date of grant and vest over a period of six months to five years from the date of grant.

The pro forma fair value of each option grant as presented in Note 1 to the financial statements is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2004	2003	2002
Expected dividend yield	—	—	—
Expected stock price volatility	78.5%	79.5%	79.7%
Risk-free interest rate	2.1%	0.9%	1.4%
Expected life of options (years)	2	2	2

Additional information relating to all outstanding options is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at
December 29, 2001	408,000	$1.98
Granted	57,000	$3.77
Exercised	(8,000)	$0.96
Cancelled	(20,000)	$3.60
Outstanding at
December 28, 2002	437,000	$2.16
Granted	15,000	$1.60
Cancelled	(44,000)	$3.06
Outstanding at
January 3, 2004	408,000	$2.04
Granted	15,000	$3.25
Exercised	(16,000)	$0.90
Cancelled	(55,000)	$1.92
Outstanding at
January 1, 2005	352,000	$2.09

The weighted average fair value per option of options granted during fiscal years 2004, 2003 and 2002 was $1.41, $0.69 and $1.65, respectively.

The following tables summarize information about stock options outstanding as of January 1, 2005:

OPTIONS OUTSTANDING

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$4.05 to $4.30	33,000	6.3	$4.13
$2.38 to $3.50	35,000	7.0	$2.79
$0.75 to $2.20	244,000	2.0	$1.96
$0.59 to $0.65	40,000	2.8	$0.62
	352,000		$2.09

OPTIONS EXERCISABLE

Range of Exercise Prices	Number of Options Exercisable	Weighted Average Exercise Price
$4.05 to $4.30	33,000	$4.13
$2.38 to $3.50	35,000	$2.79
$0.75 to $2.20	212,000	$1.92
$0.59 to $0.65	40,000	$0.62
	320,000	$2.08

The following table summarizes options exercisable for stock options outstanding as of January 3, 2004 and December 28, 2002:

	January 3, 2004	December 28, 2002
Number of options exercisable	336,000	325,000
Weighted average exercise price	$1.88	$2.01

Warrants:  We have adopted the provisions of SFAS No. 123 in accounting for our warrants issued for financing or services.  Accordingly, the expense, if any, applicable to the value of such warrants is recognized as of the date of grant.  Such warrants are generally issued to non-employees.

In September 1998, we entered into a loan agreement with a lender resulting in gross proceeds to us of $3.5 million.  In connection with this loan, we issued the lender a warrant to purchase 700,000 shares of Common Stock at an adjustable exercise price, which was at $0.60 per share.  During 2004, the lender exercised the warrant to purchase 700,000 options resulting in the issuance of 532,000 shares of Common Stock.  We also issued to an investment banker associated with this transaction a warrant to purchase 125,000 shares of Common Stock at $2.50 per share.  The portion of the gross loan proceeds ascribed to the aforementioned warrants issued in conjunction with this debt financing was $307,000 as determined using the Black-Scholes method.  During 2002, 32,136 warrants were exercised resulting in the issuance of 14,872 shares of Common Stock.  The remaining unexercised warrants expired in 2003.

In February 1999, in connection with a private placement, we issued warrants to purchase 83,000 shares of Common Stock at $0.50 per share, subject to adjustment.  During 2002, 4,000 warrants were exercised resulting in the issuance of 3,506 shares of Common Stock.  During 2003, 26,000 warrants were exercised resulting in the issuance of 20,326 shares of Common Stock.  During 2004, the remaining 53,000 warrants were exercised resulting in the issuance of 44,061 shares of Common Stock.

In March 1999, we issued to a board member at that time 5,000 warrants to purchase our Common Stock at $0.625 per share, the market value of our stock at the date of grant.  These warrants expire in 2009.

In April 1999, we issued to a vendor 50,000 warrants to purchase Common Stock at $0.625 per share.  In February 2003, 20,000 warrants were exercised resulting in the issuance of 20,000 shares of Common Stock.  In March 2004, the remaining 30,000 warrants were exercised resulting in the issuance of 30,000 shares of Common Stock.

Preferred stock:  Our amended Articles of Incorporation authorize two million shares of Preferred Stock that may be issued from time to time in one or more series having such rights, powers, preferences and designations as the Board of Directors may determine.  To date no such preferred shares have been issued.

Private placement:  In December 2004, we sold in a private placement, 1,150,000 shares of Common Stock at a price of $3.00 per share.  We incurred offering costs of $316,000.  The net proceeds were used to repay certain indebtedness, to purchase inventory and for future growth.

Note 9.  Major Customers and Suppliers

Revenues from our major recycling customers as a percentage of total revenues are as follows:

	2004	2003	2002
Revenue percentage:
Customer A	9%	9%	13%
Customer B	—	—	12%

As of January 1, 2005, we had a receivable from Customer A of $505,000.

During the three-year period ended January 1, 2005, we purchased a vast majority of appliances for resale from four suppliers.  We have and are continuing to secure other vendors from which to purchase appliances.  However, the curtailment or loss of one of these suppliers or any appliance supplier could adversely affect our operations.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No changes in or disagreements with accountants have occurred within the two-year period ended January 1, 2005 that required reporting on Form 8-K.

ITEM 9A.               CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosures.

We also maintain a system of internal accounting controls designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our policies and procedures are followed.  Except as described below, there have been no changes in our internal control over financial reporting during the fiscal quarter ended January 1, 2005, or thereafter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management, under the supervision and with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report.  Based on that evaluation, our CEO and CFO have concluded that, because of the material weakness described below, these controls and procedures were not effective as of January 1, 2005.

In connection with our review of our consolidated financial statements for the year ended January 1, 2005 and the audit of those statements by our independent registered public accounting firm, we determined that our year-end financial statement closing process did not ensure that all significant elements of our financial statements were adequately reviewed.  In our post-closing and audit processes, certain issues were discovered by us and our independent registered public accounting firm that resulted in adjustments to our financial statements, specifically with respect to our reserve for doubtful accounts and the recording of certain lease expenses.  We discovered these matters before our financial statements were completed, and they are properly accounted for in our financial statements.  However, we have concluded that the failure to discover these items in our regular closing process is the result of a significant deficiency that constitutes a material weakness in the design or operation of our internal controls over financial reporting.

•      A significant deficiency is defined as a control deficiency, or combination of deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s financial statements that is more than inconsequential will not be prevented or detected.

•      A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Although the items described above were properly accounted for before completing our consolidated financial statements, we have concluded that the failure to discover these items in our regular closing process was a material weakness because the elements of our financial statements that were not adequately reviewed are material to our consolidated financial statements and there is more than a remote likelihood that a material misstatement of our consolidated financial statements would not be prevented or detected.

We have discussed the material weakness described above with our Audit Committee.  Our management is working with our Audit Committee to identify and implement corrective actions where required to improve the effectiveness of our internal controls, including the enhancement of our systems and procedures.  Specifically, we are enhancing and formalizing our period-end closing processes to ensure that all significant elements of our financial statements are adequately reviewed.

Any control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  The design of a control system inherently has limitations, and the benefits of controls must be weighed against their costs.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  Therefore, no evaluation of a cost-effective system of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be detected.

ITEM 9B.               OTHER INFORMATION – None

PART III

ITEM 10.               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors and executive officers of the Company is set forth under the headings “Nominees” and “Information Concerning Officers and Key Employees Who Are Not Directors” and “Section 16 (a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2005 Annual Meeting of Shareholders to be held May 5, 2005, and is incorporated herein by reference.

ITEM 11.               EXECUTIVE COMPENSATION

Information regarding executive compensation is set forth under the headings “Executive Compensation” and “Stock Options Granted and Exercised in Last Fiscal Year” in our Proxy Statement for our 2005 Annual Meeting of Shareholders to be held May 5, 2005, and is incorporated herein by reference.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is set forth under the heading “Common Stock Ownership” in our Proxy Statement for our 2005 Annual Meeting of Shareholders to be held May 5, 2005, and is incorporated herein by reference.

The following table gives aggregate information under our equity compensation plans as of January 1, 2005:

	(a)	(b)	(c)
	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by stockholders	352,000	$2.09	257,000
Equity compensation plans not approved by stockholders (1)	5,000	$0.63	N/A
Total	357,000	$2.07	257,000

(1)    See Note 8 regarding warrants issued for financing or services.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is set forth under the headings “Nominees” and “Information Concerning Officers and Key Employees Who Are Not Directors” and “Certain Relationships and Transactions” in our Proxy Statement for our 2005 Annual Meeting of Shareholders to be held May 5, 2005, and is incorporated herein by reference.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services is set forth under the heading “Fees Paid to Auditors by the Company During Most Recent Fiscal Years” in our Proxy Statement for our 2005 Annual Meeting of Shareholders to be held May 5, 2005, and is incorporated herein by reference.

PART IV

ITEM 15.               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Financial Statements, Financial Statement Schedules and Exhibits

1.             Financial Statements

See Index to Financial Statements under Item 8 of this report.

2.             Financial Statement Schedule

To the Board of Directors

Appliance Recycling Centers of America, Inc.

Minneapolis, Minnesota

Our audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and were made for the purpose of forming an opinion on the basic consolidated financial statements of Appliance Recycling Centers of America, Inc. and Subsidiaries taken as a whole.  The supplemental Schedule II is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a part of the basic consolidated financial statements.  This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

McGLADREY & PULLEN, LLP

Minneapolis, Minnesota

February 18, 2005, except for Note 3 as to which the date is March 15, 2005.

Schedule II - Valuation and Qualifying Accounts

	Accounts Receivable Allowance	Inventory Allowance
Balance, December 29, 2001	$100,000	$464,000
Additional allowance/adjustments	(35,000)	265,000
Write-offs	(39,000)	(181,000)
Balance, December 28, 2002	$26,000	$548,000
Additional allowance/adjustments	100,000	148,000
Write-offs	(9,000)	(372,000)
Balance, January 3, 2004	$117,000	$324,000
Additional allowance/adjustments	$228,000	$258,000
Writeoffs	(243,000)	(197,000)
Balance, January 1, 2005	$102,000	$385,000

3.             Exhibits

See Index to Exhibits on page 47 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

Dated: March 21, 2005	APPLIANCE RECYCLING CENTERS OF
AMERICA, INC.
(Registrant)

	By	/s/ Edward R. Cameron
Edward R. Cameron
President and Chief Executive Officer

	By	/s/ Linda A. Koenig
Linda A. Koenig
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward R. Cameron	Chairman of the Board, President and	March 21, 2005
Edward R. Cameron	Chief Executive Officer

/s/ Linda A. Koenig	Chief Financial Officer	March 21, 2005
Linda A. Koenig

/s/ Duane S. Carlson	Director	March 21, 2005
Duane S. Carlson

/s/ Harry W. Spell	Director	March 21, 2005
Harry W. Spell

INDEX TO EXHIBITS

Exhibit No.	Description

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

*10.2

Amendment, effective April 24, 1997, to 1989 Stock Option Plan [filed as Exhibit 28.2 to the Company’s Post-Effective Amendment No. 1 (June 5, 1997) to Registration Statement on Form S-8 (Registration No. 33-68890) and incorporated herein by reference].

*10.3	1997 Stock Option Plan and Amendment [filed as Exhibits 28.1 and 28.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-28571) and incorporated herein by reference].

*10.4

Amendment effective April 26, 2001 to 1997 Stock Option Plan [filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2001 (File No. 0-19621) and incorporated herein by reference].

*10.5

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

10.7

First Amendment to General Credit and Security Agreement and Waiver dated November 8, 1996, between Spectrum Commercial Services, a division of Lyons Financial Services, Inc., and the Company, and related agreement [filed as exhibit 10.16 to the Company’s Form 10-Q for the quarter ended September 28, 1996 (File No. 0-19621) and incorporated herein by reference].

10.8

Second Amendment to General Credit and Security Agreement and Waiver dated February 12, 1998 between Spectrum Commercial Services, a division of Lyons Financial Services, Inc., and the Company, and related agreements [filed as Exhibit 10.10 to the Company’s Form 10-K for year ended January 3, 1998 (File No. 0-19621) and incorporated herein by reference].

10.9

Fourth Amendment to General Credit and Security Agreement dated September 10, 1998 between Spectrum Commercial Services, a division of Lyons Financial Services, Inc., and the Company, and related agreement [filed as Exhibit 10.15 to the Company’s Form 10-K for the year ended January 2, 1999 (File No. 0-19621) and incorporated herein by reference].

10.10

Fifth Amendment to General Credit and Security Agreement dated September 17, 1998 between Spectrum Commercial Services, a division of Lyons Financial Services, Inc., and the Company, and related agreements [filed as Exhibit 10.16 to the Company’s Form 10-K for the year ended January 2, 1999 (File No. 0-19621) and incorporated herein by reference].

10.11

Eight Amendment to General Credit and Security Agreement dated August 30, 2000 between Spectrum Commercial Services, a division of Lyons Financial Services, Inc., and the Company, and related agreements [filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2000 (File No. 0-19621) and incorporated herein by reference].

10.12

Ninth Amendment to General Credit and Security Agreement dated June 18, 2001 between Spectrum Commercial Services Company and the Company, and related agreements [filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2001 (File No. 0-19621) and incorporated herein by reference].

10.13

Tenth Amendment to General Credit and Security Agreement dated July 26, 2001 between Spectrum Commercial Services Company and the Company, and related agreements [filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2001 (File No. 0-19621) and incorporated herein by reference].

10.14

Eleventh Amendment to General Credit and Security Agreement dated August 24, 2001 between Spectrum Commercial Services and the Company, and related agreements[filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 29, 2001 (File No. 0-19621) and incorporated herein by reference].

10.15

Twelfth Amendment to General Credit and Security Agreement dated April 11, 2002 between Spectrum Commercial Services Company and the Company and related agreements [filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 30, 2002 (File No. 0-19621) and incorporated herein by reference].

10.16

Thirteenth Amendment to General Credit and Security Agreement dated January 23, 2003 between Spectrum Commercial Services Company and the Company, and related agreements [filed as Exhibit 10.34 to the Company’s Form 10-K for the year ended December 28, 2002 (File No. 0-19621) and incorporated herein by reference].

10.17

Fourteenth Amendment to General Credit and Security Agreement dated July 1, 2004 between Spectrum Commercial Services Company and the Company [filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended July 3, 2004 (File No. 0-19621) and incorporated herein by reference].

10.18

Sixteenth Amendment to General Credit and Security Agreement dated December 23, 2004 between Spectrum Commercial Services Company and the Company, and related Guarantor Acknowledgment [filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-2 and incorporated herein by reference].

10.19

Tenth Amended and Restated Revolving Note dated December 23, 2004 of the Company in favor of Spectrum Commercial Services Company [filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-2 and incorporated herein by reference].

10.20

Seventeenth Amendment to General Credit and Security Agreement dated January 12, 2005 between Spectrum Commercial Services Company and the Company [filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-2 and incorporated herein by reference].

10.21

Loan Agreement dated September 10, 1998 between Medallion Capital, Inc. and the Company [filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended October 3, 1998 (File No. 0-19621) and incorporated herein by reference].

10.22

Note dated September 10, 1998 of the Company in favor of Medallion Capital, Inc. [filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended October 3, 1998 (File No. 0-19621) and incorporated herein by reference].

10.23

Security Agreement dated September 10, 1998 between Medallion Capital, Inc. and the Company [filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended October 3, 1998 (File No. 0-19621) and incorporated herein by reference].

10.24

Stock Purchase Warrant of the Company for the Purchase of 700,000 shares of Common Stock in favor of Medallion Capital, Inc. [corrected copy] [filed as Exhibit 10.14 to the Company’s Form 10-K for the year ended January 2, 1999 (File No. 0-19621) and incorporated herein by reference].

10.25

Amendment No. 1 to Loan Agreement and Security Agreement dated December 23, 2004 between Medallion Capital, Inc. and the Company, and related Consent and Amendment and Promissory Note [filed as Exhibit 10.25 to the Company’s Registration Statement on Form S-2 and incorporated herein by reference].

10.26

Balloon Promissory Note dated September 19, 2002 of the Company in favor of General Electric Capital Business Asset Funding Corp. and related agreement [filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 28, 2002 (File No. 0-19621) and incorporated herein by reference].

10.27

Balloon Promissory Note dated December 27, 2002 of the Company in favor of General Electric Capital Business Asset Funding Corp. and related agreement [filed as Exhibit 10.33 to the Company’s Form 10-K for the year ended December 28, 2002 (File No. 0-19621) and incorporated herein by reference].

10.28

Reverse Logistics Master Service Agreement between Whirlpool Corporation and the Company [filed as Exhibit 10 to the Company’s Form 10-Q for the quarter ended July 4, 1998 (File No. 0-19621) and incorporated herein by reference].

10.29

Retail Dealer Sales Agreement dated October 12, 2001 between Maytag Corporation and the Company [filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 29, 2001 (File No. 0-19621) and incorporated herein by reference].

10.30

2003 Statewide Residential Appliance Recycling Program Agreement dated September 2, 2003 between Southern California Edison Company and ARCA California, Inc., a wholly-owned subsidiary of the Company [filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 27, 2003 (File No. 0-19621) and incorporated herein by reference].

10.31

2004-05 Statewide Residential Appliance Recycling Program Agreement dated January 21, 2004 between Southern California Edison Company and ARCA California, Inc., a wholly-owned subsidiary of the Company [filed as Exhibit 10.34 to the Company’s Form 10-K for the year ended January 3, 2004 (File No. 0-19621) and incorporated herein by reference].

10.32

Agreements dated September 24, 2002 between the Company and the Department of Water and Power of the City of Los Angeles [filed as Exhibit 10.32 to the Company’s Form 10-K for the year ended December 28, 2002 (File No. 0-19621) and incorporated herein by reference].

10.33

Agreement dated March 1, 2004 between San Diego Gas & Electric and the Company [filed as Exhibit 10.35 to the Company’s Form 10-K for the year ended January 3, 2004 (File No. 0-19621) and incorporated herein by reference].

10.34

Form of Securities Purchase Agreement dated as of December 31, 2004, between the Company and certain investors [filed as Exhibit No. 99.2 to the Company’s Form 8-K dated December 31, 2004 (File No. 0-19621) and incorporated herein by reference].

+21.1	Subsidiaries of Appliance Recycling Centers of America, Inc.

+23.1	Consent of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm.

+31.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+31.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*      Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(a)3 of this Form 10-K.

+      Filed herewith.