Form 10-Q
period 2005-04-02
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2005-05-17
CIK 862861

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

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

As of May 6, 2005, the number of shares outstanding of the registrant’s no par value Common Stock was 4,161,277 shares.

APPLIANCE RECYCLING CENTERS of AMERICA, INC.

Appliance Recycling Centers of America, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

	April 2, 2005	January 1, 2005
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,526,000	$4,362,000
Accounts receivable, net of allowance of $102,000 and $102,000, respectively	2,245,000	2,034,000
Inventories, net of reserves of $345,000 and $385,000, respectively	11,620,000	10,154,000
Deferred income taxes	468,000	468,000
Other current assets	441,000	338,000
Total current assets	18,300,000	17,356,000
Property and Equipment, at cost
Land	2,050,000	2,050,000
Buildings and improvements	4,420,000	4,338,000
Equipment	6,091,000	5,928,000
	12,561,000	12,316,000
Less accumulated depreciation	6,180,000	5,982,000
Net property and equipment	6,381,000	6,334,000
Other Assets	300,000	300,000
Restricted Cash	350,000	350,000
Total assets	$25,331,000	$24,340,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Line of credit	$5,261,000	$5,415,000
Current maturities of long-term obligations	267,000	615,000
Accounts payable	5,675,000	3,889,000
Accrued expenses (Note 2)	2,980,000	2,779,000
Income taxes payable	58,000	58,000
Total current liabilities	14,241,000	12,756,000
Long-Term Obligations, less current maturities	5,008,000	5,053,000
Deferred Income Tax Liabilities	468,000	468,000
Total liabilities	19,717,000	18,277,000
Shareholders’ Equity
Common stock, no par value; authorized 10,000,000 shares; issued and outstanding 4,161,000 and 4,136,000 shares, respectively	14,533,000	14,549,000
Accumulated deficit	(8,919,000)	(8,486,000)
Total shareholders’ equity	5,614,000	6,063,000
Total liabilities and shareholders’ equity	$25,331,000	$24,340,000

See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended
	April 2,	April 3,
	2005	2004
Revenues
Retail	$14,911,000	$9,734,000
Recycling	1,754,000	1,595,000
Byproduct	244,000	268,000
Total revenues	16,909,000	11,597,000
Cost of Revenues	11,806,000	8,460,000
Gross profit	5,103,000	3,137,000
Selling, General and Administrative Expenses	5,335,000	3,675,000
Operating loss	(232,000)	(538,000)
Other Expense
Other expense	(2,000)	(8,000)
Interest expense	(196,000)	(186,000)
Loss before provision for (benefit of) income taxes	(430,000)	(732,000)
Provision for (Benefit of) Income Taxes	3,000	—
Net loss	$(433,000)	$(732,000)

Basic Loss per Common Share	$(0.10)	$(0.31)

Diluted Loss per Common Share	$(0.10)	$(0.31)

Weighted Average Number of Common Shares Outstanding:
Basic	4,144,000	2,398,000
Diluted	4,144,000	2,398,000

See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended
	April 2,	April 3,
	2005	2004
Cash Flows from Operating Activities
Net loss	$(433,000)	$(732,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	198,000	156,000
Loss on sale of property and equipment		—
Changes in current assets and liabilities:
Accounts receivable	(211,000)	(90,000)
Inventories	(1,466,000)	1,108,000
Other assets	(103,000)	218,000
Income taxes receivable	—	40,000
Accounts payable	1,786,000	(472,000)
Accrued expenses	201,000	199,000
Income taxes payable	—	(2,000)
Net cash provided by (used in) operating activities	(28,000)	425,000
Cash Flows from Investing Activities
Purchases of property and equipment	(226,000)	(92,000)
Cash Flows from Financing Activities
Net payments under line of credit	(154,000)	(312,000)
Proceeds from stock option exercises	32,000	—
Proceeds ascribed to warrants	—	18,000
Stock placement costs	(48,000)	—
Payments on long-term obligations	(412,000)	(76,000)
Net cash used in financing activities	(582,000)	(370,000)
Decrease in cash and cash equivalents	(836,000)	(37,000)
Cash and Cash Equivalents
Beginning	4,362,000	1,196,000
Ending	$3,526,000	$1,159,000
Supplemental Disclosures of Cash Flow Information
Cash payments (receipts) for:
Interest	$196,000	$186,000
Income taxes	3,000	(39,000)
Equipment acquired under capital lease	19,000	—

See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                                       Financial Statements

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly our financial position, including our subsidiaries, as of April 2, 2005 and the results of operations and cash flows for the first quarters ended April 2, 2005 and April 3, 2004.  The results of operations for any interim period are not necessarily indicative of the results for the year.  These interim consolidated financial statements should be read in conjunction with our annual consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended January 1, 2005.  Therefore, certain information and footnote disclosures included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

2.                                       Accrued Expenses

Accrued expenses were as follows:

	April 2,	January 1,
	2005	2005
Compensation and benefits	$1,123,000	$1,083,000
Warranty expense	22,000	35,000
Accrued incentives	909,000	909,000
Other	926,000	752,000
	$2,980,000	$2,779,000

3.                                       Loss per Share

Basic per-share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding.  Diluted per-share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless their effect is antidilutive, thereby reducing the loss or increasing the income per common share.

Since we incurred a loss for the first quarters ended April 2, 2005 and April 3, 2004, the inclusion of potential option and warrant common shares in the calculation of diluted loss per common share would have been antidilutive.  Therefore, basic and diluted weighted-average shares and per-share amounts are the same.

4.                                       Critical Accounting Policies and Estimates

Our significant accounting policies and estimates are summarized in the footnotes to our annual consolidated financial statements.  Some of the most critical policies and estimates are also discussed below:

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

We included shipping and handling charges to customers in revenues.  Shipping and handling costs that we incur are included in cost of revenues.

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

Changes in our warranty liability reserve are as follows:

	April 2,	April 3,
(Unaudited)	2005	2004
Balance, beginning	$35,000	$54,000
Standard accrual based on units sold	5,000	6,000
Actual costs incurred	(1,000)	(12,000)
Periodic accrual adjustments	(17,000)	(19,000)
Balance, ending	$22,000	$29,000

Trade receivables:  We carry trade receivables at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions.  We write off trade receivables when we deem them uncollectible.  We record recoveries of trade receivables previously written off when we receive them.  We consider a trade receivable to be past due if any portion of the receivable balance is outstanding for more than 90 days.  We do not charge interest on past due receivable balances.  Our management considers the reserve for doubtful accounts of $102,000 to be adequate to cover any exposure to loss in our April 2, 2005 accounts receivable.

Restricted cash:  In connection with our consumer credit card processing arrangements, we are required to maintain a cash balance that is restricted.  At April 2, 2005, we were required to maintain a balance of $350,000, which is reflected in the consolidated balance sheet as long-term restricted cash.

Inventories:  Inventories, consisting principally of appliances, are stated at the lower of cost, first-in, first-out (FIFO), or market.  We provide estimated reserves for the realizability of our appliance inventories, including adjustments to market, based on various factors including the age of such inventory and our management’s assessment of the need for such allowances.  We look at historical inventory agings and margin analysis in determining our reserve estimate.  We believe the reserve of $345,000 as of April 2, 2005 is adequate.

Property and equipment:  We compute depreciation using straight-line and accelerated methods over the following estimated useful lives:

Years
Buildings and improvements	18 - 30
Equipment	3 - 8

We amortize leasehold improvements on a straight-line basis over the shorter of their estimated useful lives or the underlying lease term.

We did not identify any items that were impaired as of April 2, 2005.

Income taxes:  Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of our management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  At April 2, 2005 a valuation allowance has been recorded against deferred tax assets principally relating to net operating loss and tax credit carryforwards whose use is limited under Section 382 of the Internal Revenue Code.

Stock-based compensation:  We regularly grant options to our employees under various plans.  As permitted under accounting principles generally accepted in the United States of America, these grants are accounted for following APB Opinion No. 25 and related interpretations.  Accordingly, compensation cost would be recognized for those grants where the exercise price is less than the fair market value of the stock on the date of grant.  We recorded no compensation expense for employee grants for the first quarters ended April 2, 2005 and April 3, 2004.

We also grant options and warrants to non-employees for goods and services and in conjunction with certain agreements.  We account for these grants under Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, based on the grant date fair values, which requires these grants to be accounted for based on the fair value of the grant.

In December 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”  SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides required additional disclosures about the method of accounting for stock-based employee compensation. The Company adopted the annual disclosure provision of SFAS No. 148 during the year ended December 31, 2003.  The Company chose to not adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation, pursuant to SFAS No. 148.

Had compensation cost for all of the employee stock-based compensation grants and warrants issued been determined based on the fair values at the grant date consistent with the provisions of Statement No. 123 and 148, our net loss and net loss per basic and diluted common share would have been as indicated below.

	April 2	April 3
Unaudited	2005	2004
Net loss:
As reported	$(433,000)	$(732,000)
Deduct pro forma stock-based compensation	—	(7,000)
Pro forma	$(433,000)	$(739,000)
Basic loss per share:
As reported	$(0.10)	$(0.31)
Pro forma	$(0.10)	$(0.31)
Diluted loss per share:
As reported	$(0.10)	$(0.31)
Pro forma	$(0.10)	$(0.31)

The above pro forma effects on net loss and net loss per basic and diluted common share are not likely to be representative of the effects on reported net income (loss) or net income (loss) per common share for future years because options vest over several years and additional awards generally are made each year.

In December 2004, FASB published FASB Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)” or the “Statement”).  FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.  FAS 123(R) covers a wide range of share-based compensation arrangements, including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  FAS 123(R) is a replacement of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance.  The effect of the Statement will be to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award.  FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

We will be required to apply FAS 123(R) as of the beginning of our first fiscal year that begins after June 15, 2005, which will be the fiscal year beginning January 1, 2006.  FAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition.  Under the modified prospective transition method, an entity would use the fair value based accounting method for all employee awards granted, modified or settled after the effective date.  As of the effective date, compensation cost related to the nonvested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123; that is, an entity would not remeasure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date of FAS 123(R).  Under the modified retrospective method of transition, an entity would revise its previously issued financial statements to recognize employee compensation cost for prior periods presented in accordance with the original provisions of Statement No. 123.

We have not yet completed our study of the transition methods or made any decisions about how we will adopt FAS 123(R).  However, the pro forma net income effect of using the fair value method for the first quarters of 2005 and 2004 is presented in the table above.  The pro forma compensation costs presented in the table above and in our prior filings have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts that should be expected in future years.  We have not made any decisions about which option-pricing model is most appropriate for us for future awards.

5.                                       Long-Term Obligations

Long-term obligations consisted of the following:

	April 2	January 1,
	2005	2005
	(Unaudited)
6.85% mortgage, due in monthly installments of $15,326, including interest, due January 2013, secured by land and building	$1,891,000	$1,904,000
Adjustable rate mortgage based on the 30-day LIBOR rate (1.84% as of April 2, 2005) plus 2.70%, adjusted yearly, monthly payments include interest and principal, and are based on a 20-year amortization, due October 2012, secured by land and building	3,192,000	3,216,000
13.00% note payable, paid in full	—	50,000
Other	192,000	498,000
	5,275,000	5,668,000
Less current maturities	267,000	615,000
	$5,008,000	$5,053,000

The future annual maturities of long-term obligations are as follows:

Fiscal year
Remaining 2005	$205,000
2006	248,000
2007	249,000
2008	187,000
2009	241,000
2010 and thereafter	4,145,000
$5,275,000

PART I:  ITEM 2                               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our operations and financial condition.  This discussion should be read with the consolidated financial statements appearing in Item 1.

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

RESULTS OF OPERATIONS

Total revenues for the first quarter ended April 2, 2005 were $16,909,000 compared to $11,597,000 for the first quarter ended April 3, 2004, an increase of 46%.

Retail revenues accounted for approximately 88% of revenues in the first quarter of 2005.  Retail revenues for the first quarter ended April 2, 2005 were $14,911,000 compared to $9,734,000 for the first quarter ended April 3, 2004, an increase of 53%.  Same-store retail sales increased 19% (a sales comparison of nine stores that were open the entire first quarters of both 2005 and 2004).  The increase in retail revenues was due primarily to:

1.                                       An increase in our new-appliance purchases that resulted in an increase of approximately $1,500,000 in sales of new, in-the-box product.

2.                                       Operating three additional stores during the first quarter of 2005 compared to the first quarter of 2004, which resulted in an increase of retail revenues of approximately $3,300,000.

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

Currently, we operate twelve retail stores.  In April 2005, we announced that we will be opening a second retail store in the San Antonio, Texas market.

Recycling revenues increased to $1,754,000 in the first quarter ended April 2, 2005 from $1,595,000 for the same period of 2004, an increase of 10%.  The increase in recycling revenues is primarily due to the recycling contract in Connecticut that was not operating in the first quarter of 2004.  During the first quarter of 2005, we managed appliance recycling operations under five contracts with electric utility companies.  We provided services in the territories of:

1.                     Southern California Edison Company (Edison), for their 2004-2005 program.

2.                     San Diego Gas & Electric Company (SDG&E) for their 2005 program.

3.                     The United Illuminating Company (UI) and The Connecticut Light & Power Company (CL&P), for a joint program for 2005.

4.                     Austin Energy in Austin, Texas, for their 2005 program.

5.                     Wisconsin Public Power, Inc., for their 2005 program.

Currently, each utility is responsible for advertising in its service territory.

Byproduct revenues decreased to $244,000 in the first quarter ended April 2, 2005 from $268,000 in the same period of 2004.  The decrease was due primarily to a decrease in the price of scrap metal from recycling operations.

Gross profit as a percentage of total revenues increased to 30% for the first quarter ended April 2, 2005 from 27% for the first quarter ended April 3, 2004.  The increase was primarily due to an increase in gross margin in sales of new in-the-box and special-buy appliances.  Gross profit as a percentage of total revenues for future periods can be affected favorably or unfavorably by numerous factors, including:

1.                     The mix of retail products we sell.

2.                     The prices at which we purchase product from the four manufacturers.

3.                     The volume of appliances we receive through our recycling contracts.

4.                     The price and volume of byproduct revenues.

We expect gross profit percentages to remain about the same for future periods.

Selling, general and administrative expenses for the first quarter ended April 2, 2005 increased by $1,660,000 or 45% from the same period in 2004.  As a percentage of total revenues, selling, general and administrative expenses remained at 32% for the first quarter of 2005 compared to the first quarter of 2004.  Selling expenses for the first quarter ended April 2, 2005 increased by $1,168,000 or 49% from the same period in 2004.  The increase in selling expenses was due primarily to:

1.                     The expense of operating three additional stores during the first quarter of 2005 compared to the first quarter of 2004 of approximately $1,000,000.

2.                     An increase in advertising expense of approximately $215,000, which includes two new markets compared to the same period in the previous year.

General and administrative expenses for the first quarter ended April 2, 2005 increased by $492,000 or 37% from the same period in 2004.  The increase in general and administrative expense was due primarily to additional personnel costs associated with operating additional retail stores and recycling contracts.

Interest expense increased to $196,000 for the first quarter ended April 2, 2005 compared to $186,000 for the same period in 2004.  The increase was due primarily to an increase in the minimum interest rate of the line of credit at renewal.

We had net operating loss carryovers and credit carryforwards of approximately $9.0 million at April 2, 2005, which may be available to reduce taxable income and therefore income taxes payable in future years.  However, future utilization of these loss and credit carryforwards is subject to certain significant limitations under provisions of the Internal Revenue Code, including limitations subject to Section 382, which relate to a 50 percent change in control over a three-year period and are further dependent upon our maintaining profitable operations.  We believe that the issuance of Common Stock during 1999 resulted in an “ownership change” under Section 382.  Accordingly, our ability to use net operating loss carryforwards generated prior to February 1999 may be limited to approximately $56,000 per year, or less than $1 million through 2018.

At April 2, 2005, we had recorded cumulative valuation allowances of approximately $4,445,000 against our net deferred tax assets due to the uncertainty of their realization.  The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to become available to reduce taxable income.

We recorded a net loss of $433,000 or $.10 per basic and diluted share for the first quarter ended April 2, 2005 compared to a net loss of $732,000 or $.31 per basic and diluted share for the same period of 2004.  The decrease in the net loss was due to an increase in revenues combined with an increase in the gross profit percentage for the first quarter ended April 2, 2005 compared to the same period in 2004.

LIQUIDITY AND CAPITAL RESOURCES

At April 2, 2005, we had working capital of $4,059,000 compared to $4,600,000 at January 1, 2005.  Cash and cash equivalents decreased to $3,526,000 at April 2, 2005 from $4,362,000 at January 1, 2005.  Net cash used in operating activities was $28,000 for the first quarter ended April 2, 2005 compared to net cash provided by operating activities of $425,000 in the same period of 2004.  The cash used in operating activities for the quarter was primarily due to an increase in inventories and accounts payable.  During the first quarter ended April 2, 2005, accounts payable increased by $1,786,000 due to an increase in inventory purchases.

Our capital expenditures for the three months ended April 2, 2005 and April 3, 2004 were approximately $226,000 and $92,000, respectively.  The 2005 capital expenditures were primarily related to continued software development and building improvements primarily related to the opening of a recycling center in Austin, Texas.  Also, we estimate that there will be approximately $80,000 of capital expenditures related to the opening of the second retail store in the San Antonio, Texas market around the end of the second quarter or beginning of the third quarter of 2005.  The 2004 capital expenditures were primarily related to continued software development and leasehold improvements related to the opening of the first retail store in Atlanta, Georgia.

Net cash used in financing activities was $582,000 for the first quarter ended April 2, 2005 compared to $370,000 in the same period in 2004.  The cash used in financing activities was primarily due to payments toward the line of credit and long-term obligations.

As of April 2, 2005, we had an $8 million line of credit with a lender.  The interest rate on the line as of April 2, 2005 was prime plus 2.95% (8.7%).  The amount of borrowings available under the line of credit is based on a formula using receivables and inventories.  The line of credit has a stated maturity date of December 31, 2007, if not renewed, and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time. The line of credit is secured by substantially all our assets and requires minimum monthly interest payments of $37,500, regardless of the outstanding principal balance.  The lender is also secured by an inventory repurchase agreement with Whirlpool

Corporation for purchases from Whirlpool only.  The line requires that we meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt we can incur, limits the amount of spending on fixed assets, and limits payments of dividends.  As of April 2, 2005, we were in compliance with all covenants.  At April 2, 2005, we had unused borrowing capacity of $800,000.

A summary of our contractual cash obligations at April 2, 2005 is as follows:

	Cash Payments Due by Period
Contractual Cash Obligations	Total	Remainder of 2005	2006	2007	2008	2009	2010 and Thereafter
Long-term debt, including interest	$8,117,000	$419,000	$519,000	$507,000	$449,000	$448,000	$5,775,000
Operating leases	$12,952,000	$2,083,000	$2,293,000	$1,927,000	$1,630,000	$1,064,000	$3,955,000
Total contractual cash obligations	$21,069,000	$2,502,000	$2,812,000	$2,434,000	$2,079,000	$1,512,000	$9,730,000

We also have a commercial commitment as described below:

Other Commercial Commitment	Total Amount Committed	Outstanding at 04/02/05	Date of Expiration
Line of credit	$8,000,000	$5,261,000	December 31, 2007

We believe, based on the anticipated revenues from our recycling contracts, the anticipated sales per retail store and our anticipated gross profit, that our cash balance, anticipated funds generated from operations and our current line of credit will be sufficient to finance our operations and capital expenditures for at least the next twelve months.  Our total capital requirements for 2005 will depend upon, among other things as discussed below, the recycling volumes generated from the recycling contracts in 2005 and the number and size of retail stores operating during the fiscal year.  Currently, we have five recycling centers and twelve retail stores in operation.  If revenues are lower than anticipated or expenses are higher than anticipated, we may require additional capital to finance operations.  Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (common or preferred stock) or other securities.  There can be no assurance that such additional sources of financing will be available or available on terms satisfactory to us or permitted by our current lender.

FORWARD-LOOKING STATEMENTS

Statements contained in this quarterly report regarding our future operations, performance and results, and anticipated liquidity discussed herein are forward-looking and therefore are subject to certain risks and uncertainties, including, but not limited to, those discussed herein.  Any forward-looking information regarding our operations will be affected primarily by our continued ability to purchase product from Whirlpool, Maytag, GE and Frigidaire at acceptable prices, the ability and timing of the utility companies to deliver units under recycling contracts with us.  In addition, any forward-looking information will also be affected by the ability of individual retail stores to meet planned revenue levels, the rate of sustainable growth in the number of retail stores, the speed at which individual retail stores reach profitability, costs and expenses being realized at higher than expected levels, our ability to secure an adequate supply of special-buy appliances for resale and the continued availability of our current line of credit.

PART I:  ITEM 3                                                       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MARKET RISK AND IMPACT OF INFLATION

We do not believe there is any significant risk related to interest rate fluctuations on the long-term fixed rate debt.  However, there are interest rate risks on the line of credit, since our interest rate floats with prime, and on approximately $3,200,000 in long-term debt entered into in September 2002, since our interest rate is based on the 30-day LIBOR rate. Based on average floating rate borrowings of approximately $8,400,000, a one-percent change in the applicable rate would have caused our interest expense to change by approximately $84,000.  Also, we believe that inflation has not had a material impact on the results of operations for the first quarter ended April 2, 2005.  However, there can be no assurance that future inflation will not have an adverse impact on our operating results and financial conditions.

PART I.  ITEM 4                                                       CONTROLS AND PROCEDURES

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

Our management, under the supervision and with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report.  Based on that evaluation, our CEO and CFO have concluded that these controls and procedures were effective.

We also maintain a system of internal accounting controls designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our policies and procedures are followed.  There have been no changes in our internal control over financial reporting during the fiscal quarter ended April 2, 2005, or thereafter, except as described below, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the first quarter ended April 2, 2005, we enhanced and formalized our period-end closing process to insure that all significant elements of our financial statements are adequately reviewed.

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

PART II.                                                 OTHER INFORMATION

ITEM 1                                -                    LEGAL PROCEEDINGS

In December 2004, we filed suit in the U.S. District Court for the Central District of California alleging that JACO Environmental, Inc. (JACO) and a former consultant of ours fraudulently obtained a patent (U.S. Patent No. 6,732,416) in May 2004 covering appliance recycling methods and systems we originally developed beginning in 1987 and have used in serving more than forty electric utility appliance recycling programs since that time.  We are seeking a declaratory judgment that the JACO patent is invalid and unenforceable, since it is almost entirely based on methods and processes we developed and have used.  We are also asking the court for unspecified damages related to charges that JACO, in using a fraudulently based patent, has engaged in unfair competition under federal and California statutes, false and misleading advertising under California statutes, and interference with our prospective customer relationships.  The defendants have answered our complaint denying liability.  We expect recycling operations to continue without interruption during the period of litigation, but if the court were to issue rulings in favor of the defendants, this could change.  Moreover, failure to win this lawsuit could have a long-term material adverse effect on our recycling operations.  In addition, we may incur substantial costs in pursuing this litigation, which could have an adverse effect on our results of operations.

ITEM 2                                -                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - None

ITEM 3                                -                    DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4                                -                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 5, 2005, we held our Annual Meeting of Shareholders.  At the meeting, Edward R. Cameron, Duane S. Carlson and Harry W. Spell were elected as directors for 2005.

ITEM 5                                -                    OTHER INFORMATION - None

ITEM 6                                -                    EXHIBITS

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

Appliance Recycling Centers of America, Inc.
Registrant

Date: May 13, 2005	/s/Edward R. Cameron
Edward R. Cameron
President

Date: May 13, 2005	/s/Linda A. Koenig
Linda A. Koenig
Chief Financial Officer