Form 10-Q
period 2005-07-02
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2005-08-16
CIK 862861

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2005

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

As of August 12, 2005, the number of shares outstanding of the registrant’s no par value Common Stock was 4,311,277 shares.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

Appliance Recycling Centers of America, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	July 2,	January 1,
	2005	2005
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,676,000	$4,362,000
Accounts receivable, net of allowance of $102,000	3,331,000	2,034,000
Inventories, net of reserves of $382,000 and $385,000, respectively	13,390,000	10,154,000
Deferred income taxes	468,000	468,000
Other current assets	678,000	338,000
Total current assets	20,543,000	17,356,000
Property and Equipment, at cost
Land	2,050,000	2,050,000
Buildings and improvements	4,450,000	4,338,000
Equipment	6,172,000	5,928,000
	12,672,000	12,316,000
Less accumulated depreciation	6,386,000	5,982,000
Net property and equipment	6,286,000	6,334,000
Other Assets	356,000	300,000
Restricted Cash	350,000	350,000
Total assets	$27,535,000	$24,340,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Line of credit	$7,159,000	$5,415,000
Current maturities of long-term obligations	213,000	615,000
Accounts payable	5,276,000	3,889,000
Accrued expenses	3,054,000	2,779,000
Income taxes payable	58,000	58,000
Total current liabilities	15,760,000	12,756,000
Long-Term Obligations, less current maturities	4,987,000	5,053,000
Deferred Income Tax Liabilities	468,000	468,000
Total liabilities	$21,215,000	$18,277,000
Shareholders’ Equity
Common stock, no par value; authorized 10,000,000 shares; issued and outstanding 4,311,000 and 4,136,000 shares, respectively	14,835,000	14,549,000
Accumulated deficit	(8,515,000)	(8,486,000)
Total shareholders’ equity	6,320,000	6,063,000
Total liabilities and shareholders’ equity	$27,535,000	$24,340,000

See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
Revenues
Retail	$16,285,000	$10,589,000	$31,196,000	$20,323,000
Recycling	2,462,000	2,060,000	4,216,000	3,655,000
Byproduct	395,000	346,000	639,000	614,000
Total revenues	19,142,000	12,995,000	36,051,000	24,592,000
Cost of Revenues	12,988,000	9,160,000	24,794,000	17,620,000
Gross profit	6,154,000	3,835,000	11,257,000	6,972,000
Selling, General and Administrative Expenses	5,534,000	3,755,000	10,872,000	7,430,000
Operating income (loss)	620,000	80,000	385,000	(458,000)
Other Income (Expense)
Other income (expense)	1,000	(3,000)	(1,000)	(11,000)
Interest expense	(217,000)	(185,000)	(413,000)	(371,000)
Income (loss) before provision for (benefit of) income taxes	404,000	(108,000)	(29,000)	(840,000)

Provision for (Benefit of) Income Taxes	—	(66,000)	—	(66,000)
Net income (loss)	$404,000	$(42,000)	$(29,000)	$(774,000)

Basic income (loss) per common share	$0.09	$(0.02)	$(0.01)	$(0.32)

Diluted income (loss) per common share	$0.09	$(0.02)	$(0.01)	$(0.32)

Weighted Average Number of Common Shares Outstanding:
Basic	4,266,000	2,506,000	4,205,000	2,421,000
Diluted	4,341,000	2,506,000	4,205,000	2,421,000

See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	July 2,	July 3,
	2005	2004
Cash Flows from Operating Activities
Net loss	$(29,000)	$(774,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	404,000	317,000
Changes in current assets and liabilities:
Accounts receivables	(1,297,000)	(316,000)
Inventories	(3,236,000)	952,000
Other current assets	(340,000)	1,016,000
Other assets	(56,000)	—
Accounts payable	1,387,000	(65,000)
Accrued expenses	275,000	(75,000)
Income taxes payable	—	(2,000)
Net cash provided by (used in) operating activities	(2,892,000)	1,053,000
Cash Flows from Investing Activities
Purchase of property and equipment	(337,000)	(175,000)
Cash Flows from Financing Activities
Net borrowings (payments) under line of credit	1,744,000	(86,000)
Stock placement costs	(76,000)	—
Proceeds from issuance of common stock	—	34,000
Proceeds from stock option exercises	362,000	—
Payments on long-term obligations	(487,000)	(136,000)
Net cash provided by (used in) financing activities	1,543,000	(188,000)
Increase (decrease) in cash and cash equivalents	(1,686,000)	690,000
Cash and Cash Equivalents
Beginning	4,362,000	1,196,000
Ending	$2,676,000	$1,886,000
Supplemental Disclosures of Cash Flow Information
Cash payments (receipts) for:
Interest	$413,000	$371,000
Income taxes	3,000	(972,000)
Equipment acquired under capital lease	19,000	—

See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.             Financial Statements

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly our financial position, including our subsidiaries, as of July 2, 2005 and the results of operations and cash flows for the three-month and six-month periods ended July 2, 2005 and July 3, 2004.  The three and six months presented are 13 and 26 week periods, respectively.  The results of operations for any interim period are not necessarily indicative of the results for the year.  These interim consolidated financial statements should be read in conjunction with our annual consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended January 1, 2005.  Therefore, certain information and footnote disclosures included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

2.             Accrued Expenses

Accrued expenses were as follows:

	July 2,	January 1,
	2005	2005
Compensation and Benefits	$1,341,000	$1,083,000
Warranty Expense	29,000	35,000
Accrued Recycling Incentive Checks	909,000	909,000
Other	775,000	752,000
	$3,054,000	$2,779,000

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

In arriving at diluted weighted-average shares and per-share amounts for the three months ended July 2, 2005, the potential dilutive common shares for options and warrants with exercise prices below the average market price for the quarter were calculated using the treasury stock method.

Since we incurred losses for the six months ended July 2, 2005 and the three and six months ended July 3, 2004, the inclusion of potential option and warrant common shares in the calculation of diluted loss per common share would have been antidilutive.  Therefore, basic and diluted weighted-average shares and per-share amounts are the same for these periods.

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

We defer revenue under certain appliance extended warranty arrangements we service, and we recognize the revenue over the related terms of the warranty contracts.  On extended warranty arrangements we sell but others service for a fixed portion of the warranty sales price, we recognize revenue for the net amount retained at the time of sale of the extended warranty to the consumer.

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

Changes in our warranty liability reserve are as follows:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(Unaudited)	2005	2004	2005	2004
Balance, beginning	$22,000	$29,000	$35,000	$54,000
Standard accrual based on units sold	24,000	30,000	29,000	36,000
Actual costs incurred	(1,000)	(15,000)	(2,000)	(27,000)
Periodic accrual adjustments	(16,000)	(9,000)	(33,000)	(28,000)
Balance, ending	$29,000	$35,000	$29,000	$35,000

Trade receivables:  We carry trade receivables at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions.  We write off trade receivables when we deem them uncollectible.  We record recoveries of trade receivables previously written off when we receive them.  We consider a trade receivable to be past due if any portion of the receivable balance is outstanding for more than 90 days.  We do not charge interest on past due receivable balances.  Our management considers the reserve for doubtful accounts of $102,000 to be adequate to cover any exposure to loss in our July 2, 2005 accounts receivable.

Restricted cash:  In connection with our consumer credit card processing arrangements, we are required to maintain a cash balance that is restricted.  At July 2, 2005, we were required to maintain a balance of $350,000, which is reflected in the consolidated balance sheets as long-term restricted cash.

Inventories:  Inventories, consisting principally of appliances, are stated at the lower of cost, first-in, first-out (FIFO), or market.  We provide estimated reserves for the realizability of our appliance inventories, including adjustments to market, based on various factors including the age of such inventory and our management’s assessment of the need for such allowances.  We look at historical inventory agings and margin analysis in determining our reserve estimate.  We believe the reserve of $382,000 as of July 2, 2005 is adequate.

Property and equipment:  We compute depreciation using straight-line and accelerated methods over the following estimated useful lives:

Years
Buildings and improvements	18 - 30
Equipment	3 - 8

We amortize leasehold improvements on a straight-line basis over the shorter of their estimated useful lives or the underlying lease term.

We did not identify any items that were impaired as of July 2, 2005.

Income taxes:  Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  At July 2, 2005 a valuation allowance has been recorded against deferred tax assets principally relating to net operating loss and tax credit carryforwards whose use is limited under Section 382 of the Internal Revenue Code.

We did not record a tax benefit for the first quarter of 2005 due to the uncertainty of being able to use the benefit in the future.  Therefore, we did not record a tax provision for the second quarter of 2005 since we did not record a benefit for the first quarter of 2005 and we have a year-to-date loss as of the end of the second quarter.  At the end of the third quarter of 2005, this will be reviewed to determine the amount, if any, that should be recorded for a tax provision or benefit.

Stock-based compensation:  We regularly grant options to our employees under various plans.  As permitted under accounting principles generally accepted in the United States of America, these grants are accounted for following APB Opinion No. 25 and related interpretations.  Accordingly, compensation cost would be recognized for those grants where the exercise price is less than the fair market value of the stock on the date of grant.  We recorded no compensation expense for employee grants during the three and six months ended July 2, 2005 and July 3, 2004.

In December 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”  SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides required additional disclosures about the method of accounting for stock-based employee compensation.  We adopted the annual disclosure provision of SFAS No. 148 during the year ended December 31, 2003.  We chose to not adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation, pursuant to SFAS No. 148.

Had compensation cost for all of the employee stock-based compensation grants and warrants issued been determined based on the fair values at the grant date consistent with the provisions of Statement No. 123 and 148, our net income (loss) and net income (loss) per basic and diluted common share would have been as indicated below.

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(Unaudited)	2005	2004	2005	2004
Net income (loss):
As reported	$404,000	$(42,000)	$(29,000)	$(774,000)
Deduct pro forma stock-based compensation	(24,000)	(17,000)	(24,000)	(23,000)
Pro forma	$380,000	$(59,000)	$(53,000)	$(797,000)
Basic income (loss) per share:
As reported	$0.09	$(0.02)	$(0.01)	$(0.32)
Pro forma	$0.09	$(0.02)	$(0.01)	$(0.33)
Diluted income (loss) per share:
As reported	$0.09	$(0.02)	$(0.01)	$(0.32)
Pro forma	$0.09	$(0.02)	$(0.01)	$(0.33)

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

We have not yet completed our study of the transition methods or made any decisions about how we will adopt FAS 123(R).  However, the pro forma net income effect of using the fair value method for the three and six months ended July 2, 2005 and July 3, 2004 is presented in the table above.  The pro forma compensation costs presented in the table above and in our prior filings have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts that should be expected in future years.  We have not made any decisions about which option-pricing model is most appropriate for us for future awards.

5.             Line of Credit

At July 2, 2005, we had an $8.0 million line of credit with a lender.  The interest rate on the line as of July 2, 2005 was prime plus 2.95 percentage points (9.2%).  The amount of borrowings available under the line of credit is based on a formula using receivables and inventories.  The line of credit has a stated maturity date of December 31, 2007, if not renewed, and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time.  The line of credit is secured by substantially all our assets and requires minimum monthly interest payments of $37,500, regardless of the outstanding principal balance.  The lender is also secured by an inventory repurchase agreement with

Whirlpool Corporation for purchases from Whirlpool only.  The line requires that we meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt we can incur, limits the amount of spending on fixed assets, and limits payments of dividends.  As of July 2, 2005, we were in compliance with all covenants.  At July 2, 2005, we had unused borrowing capacity of $337,000.

6.             Long-Term Obligations

Long-term obligations consisted of the following:

	July 2,	January 1,
	2005	2005
	(Unaudited)

6.85% mortgage, due in monthly installments of $15,326, including interest, due January 2013, secured by land and building	$1,877,000	$1,904,000
Adjustable rate mortgage based on the 30-day LIBOR rate (1.84% as of July 2, 2005) plus 2.70%, adjusted yearly, monthly payments include interest and principal, and are based on a 20-year amortization, due October 2012, secured by land and building	3,159,000	3,216,000
13.00% note payable, paid in full	—	50,000
Other	164,000	498,000
	5,200,000	5,668,000
Less current maturities	213,000	615,000
	$4,987,000	$5,053,000

The future annual maturities of long-term obligations are as follows:

Fiscal year
Remaining 2005	$128,000
2006	248,000
2007	249,000
2008	187,000
2009	241,000
2010 and thereafter	4,147,000
$5,200,000

PART I: ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Total revenues for the three and six months ended July 2, 2005 were $19,142,000 and $36,051,000, respectively, compared to $12,995,000 and $24,592,000 for the same periods in the prior year, increases of 47% for each period.

Retail revenues accounted for approximately 85% of revenues in the second quarter of 2005.  Retail revenues for the three and six months ended July 2, 2005 were $16,285,000 and $31,196,000 compared to $10,589,000 and $20,323,000 for the same periods in 2004, increases of 54% for each period.  Same-store retail sales increased 16% (a sales comparison of nine stores that were open the entire second quarters of both 2005 and 2004).  The increase in retail revenues was due primarily to:

1.             Operating three additional stores during the first and second quarters of 2005 compared to the first and second quarters of 2004, which resulted in an increase of retail revenues of approximately $3,600,000 for the second quarter and $6,900,000 for the first six months of 2005.

2.             An increase in same-store sales of 16% or $1,657,000 for the second quarter of 2005 and 17% or $3,364,000 for the six months ended July 2, 2005.

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

Currently, we operate twelve retail stores.  In April 2005, we announced that we will be opening a second retail store in the San Antonio, Texas market in September 2005.

Recycling revenues for the three and six months ended July 2, 2005 increased to $2,462,000 and $4,216,000 from $2,060,000 and $3,655,000 for the same periods in 2004, an increase of 20% and 15%, respectively.  The increase in recycling revenues is primarily due to the recycling contract in Connecticut that did not begin until the end of the second quarter of 2004 and the recycling contracts for Austin Energy and Wisconsin Public Power that were not operating in 2004.  During the first and second quarters of 2005, we managed appliance recycling operations under five contracts with electric utility companies.  We provided services in the territories of:

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

Byproduct revenues for the three and six months ended July 2, 2005 increased to $395,000 and $639,000 from $346,000 and $614,000 for the same periods of 2004.  The increase was due primarily to an increase in volume of CFC and scrap metal offset by a decrease in price of CFC and scrap metal from recycling operations.

Gross profit as a percentage of total revenues for the three and six months ended July 2, 2005 increased to 32% and 31%, respectively, from 30% and 28% for the same periods in 2004.  The increase was primarily due to an increase in total revenues of 47% and a decrease in cost of revenues as a percentage of total revenues of 3 percentage points primarily related to cost of freight, receiving and distribution, and delivery and service of the inventory after it is sold to the consumer.  Gross profit as a percentage of total revenues for future periods can be affected favorably or unfavorably by numerous factors, including:

1.       The mix of retail products we sell.

2.       The prices at which we purchase product from the four manufacturers.

3.       The volume of appliances we receive through our recycling contracts.

4.       The price and volume of byproduct revenues.

We expect gross profit percentages to remain about the same for future periods.

Selling, general and administrative expenses for the three and six months ended July 2, 2005 increased by $1,779,000 or 47% and $3,442,000 or 46%, respectively, from the same periods in 2004.  As a percentage of total revenues, selling, general and administrative expenses remained at 29% for the second quarter of 2005 compared to the second quarter of 2004 and 30% for the first six months of both 2005 and 2004.  Selling expenses for the three and six months ended July 2, 2005 increased by $1,087,000 or 41% and $2,255,000 or

45%, respectively, from the same periods in 2004.  The increase in selling expenses was due primarily to:

1.       The expense of operating three additional stores during the first six months of 2005 compared to the first six months of 2004 of approximately $1,000,000 for the second quarter of 2005 and approximately $2,000,000 for the first six months of 2005.

2.       An increase in advertising expense of approximately $160,000 for the second quarter and $380,000 for the first six months of 2005, which includes two new retail markets compared to the same period in the previous year.

General and administrative expenses for the three and six months ended July 2, 2005 increased by $692,000 or 61% and $1,187,000 or 49%, respectively, from the same periods in 2004.  The increase in general and administrative expense was due primarily to additional personnel costs associated with operating additional retail stores and recycling contracts and legal costs associated with the legal proceedings discussed in Part II, Item 1, Legal Proceedings.

Interest expense increased to $217,000 for the three months and $413,000 for the six months ended July 2, 2005 compared to $185,000 and $371,000 for the same periods in 2004.  The increase was due primarily to an increase in the minimum interest rate of the line of credit at renewal and an increase in the outstanding amount on the line of credit.

We had net operating loss carryovers and credit carryforwards of approximately $8.6 million at July 2, 2005, which may be available to reduce taxable income and therefore income taxes payable in future years.  However, future utilization of these loss and credit carryforwards is subject to certain significant limitations under provisions of the Internal Revenue Code, including limitations subject to Section 382, which relate to a 50 percent change in control over a three-year period and are further dependent upon our maintaining profitable operations.  The issuance of Common Stock during 1999 resulted in an “ownership change” under Section 382.  Accordingly, our ability to use net operating loss carryforwards generated prior to February 1999 is limited to approximately $56,000 per year, or less than $1 million through 2018.

At July 2, 2005, we had recorded cumulative valuation allowances of approximately $4,445,000 against our net deferred tax assets due to the uncertainty of their realization.  The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to become available to reduce taxable income.

We did not record a tax benefit for the first quarter of 2005 due to the uncertainty of being able to use the benefit in the future.  Therefore, we did not record a tax provision for the second quarter of 2005 since we did not record a benefit for the first quarter of 2005 and we have a year-to-date loss as of the end of the second quarter.  At the end of the third quarter of 2005, this will be reviewed to determine the amount, if any, that should be recorded for a tax provision or benefit.

We recorded net income of $404,000 or $0.09 per basic and diluted share for the second quarter ended July 2, 2005 compared to a net loss of $42,000 or $0.02 per basic and diluted share for the same period of 2004.  We recorded a net loss of $29,000 or $0.01 per basic and diluted share for the six months ended July 2, 2005 compared to a net loss of $774,000 or $0.32 per basic and diluted share for the same period in 2004.  The increase in net income was due to an increase in revenues combined with an increase in the gross profit percentage and selling, general and administrative expenses as a percentage of total revenues remaining the same as prior year periods for the three and six months ended July 2, 2005 compared to the same periods in 2004.

LIQUIDITY AND CAPITAL RESOURCES

At July 2, 2005, we had working capital of $4,783,000 compared to $4,600,000 at January 1, 2005.  Cash and cash equivalents decreased to $2,676,000 at July 2, 2005 from $4,362,000 at January 1, 2005.  Net cash used in operating activities was $2,892,000 for the six months ended July 2, 2005 compared to net cash provided by operating activities of $1,053,000 in the same period of 2004.  The cash used in operating activities was primarily due to an increase in inventory, accounts receivable and accounts payable offset slightly by a decrease in the net loss.

Our capital expenditures for the six months ended July 2, 2005 and July 3, 2004 were approximately $337,000 and $175,000, respectively.  The 2005 capital expenditures were primarily related to continued software development and building improvements primarily related to the opening of a recycling center in Austin, Texas.  Also, we estimate that there will be approximately $80,000 of capital expenditures related to the opening of the second retail store in the San Antonio, Texas market during the third quarter of 2005.  The 2004 capital expenditures were primarily related to continued software development of our enterprise-wide software and leasehold improvements related to the opening of the Atlanta, Georgia, retail store.

Net cash provided by financing activities was $1,543,000 for the six months ended July 2, 2005 compared to net cash used in financing activities of $188,000 in the same period in 2004.  The cash provided by financing was primarily due to borrowing under the line of credit offset by payments on long-term obligations during the six months ended July 2, 2005.

As of July 2, 2005, we had an $8.0 million line of credit with a lender.  The interest rate on the line as of July 2, 2005 was prime plus 2.95 percentage points (9.20%).  The amount of borrowings available under the line of credit is based on a formula using receivables and inventories.  The line of credit has a stated maturity date of December 31, 2007, if not renewed, and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time.  The line of credit is secured by substantially all our assets and requires minimum monthly interest payments of $37,500, regardless of the outstanding principal balance.  The lender is also secured by an inventory repurchase agreement with Whirlpool Corporation for purchases from Whirlpool only.  The line requires that we meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt we can incur, limits the amount of spending on fixed assets, and limits payments of dividends.  As of July 2, 2005, we were in compliance with all covenants.  At July 2, 2005, we had unused borrowing capacity of $337,000.  Currently, we do not have an over-advance agreement for the line of credit.  We are currently working with our lender to increase our availability under this line of credit.  However, there is no assurance that our current lender will be able to increase the limit on the line of credit or that additional sources of borrowings will be available.

A summary of our contractual cash obligations at July 2, 2005 is as follows:

	Cash Payments Due by Period
Contractual Cash Obligations	Total	Remainder of 2005	2006	2007	2008	2009	2010 and Thereafter
Long-term debt, including interest	$7,976,000	$278,000	$519,000	$507,000	$449,000	$448,000	$5,775,000
Operating leases	$12,417,000	$1,358,000	$2,323,000	$1,957,000	$1,660,000	$1,069,000	$4,050,000
Total contractual cash obligations	$20,393,000	$1,636,000	$2,842,000	$2,464,000	$2,109,000	$1,517,000	$9,825,000

We also have a commercial commitment as described below:

Other Commercial Commitment	Total Amount Committed	Outstanding at 07/02/05	Date of Expiration
Line of credit	$8,000,000	$7,159,000	December 31, 2007

We believe, based on the anticipated revenues from our recycling contracts, the anticipated sales per retail store and our anticipated gross profit, that our cash balance, anticipated funds generated from operations and our line of credit will be sufficient to finance our operations and capital expenditures for at least the next twelve months.  Our total capital requirements for 2005 will depend upon, among other things as discussed below, the number and size of retail stores operating during the fiscal year and the recycling volumes generated from the recycling contracts in 2005.  Currently, we have twelve retail stores and five recycling centers in operation.  If revenues are lower than anticipated or expenses are higher than anticipated, we may require additional capital to finance operations.  Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (common or preferred stock) or other securities.  There can be no assurance that such additional sources of financing will be available or available on terms satisfactory to us or permitted by our current lender.

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

MARKET RISK AND IMPACT OF INFLATION

We do not believe there is any significant risk related to interest rate fluctuations on the long-term fixed rate debt.  However, there are interest rate risks on the line of credit, since our interest rate floats with prime, and on approximately $3,100,000 in long-term debt entered into in September 2002, since our interest rate is based on the 30-day LIBOR rate. Based on average floating rate borrowings of approximately $10,318,000, a one-percent change in the applicable rate would have caused our interest expense to change by approximately $51,000 for a six month period.  Also, we believe that inflation has not had a material impact on the results of operations for the three and six months ended July 2, 2005.  However, there can be no assurance that future inflation will not have an adverse impact on our operating results and financial conditions.

PART I: ITEM 4	CONTROLS AND PROCEDURES

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

We also maintain a system of internal accounting controls designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our policies and procedures are followed.  There have been no changes in our internal control over financial reporting during the six months ended July 2, 2005, or thereafter, except as described below, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the first quarter ended April 2, 2005, we enhanced and formalized our period-end closing process to ensure that all significant elements of our financial statements are adequately reviewed.  We have continued this process during the second quarter of 2005.

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

PART II.               OTHER INFORMATION

ITEM 1 -               LEGAL PROCEEDINGS

In December 2004, we filed suit in the U.S. District Court for the Central District of California alleging that JACO Environmental, Inc. (JACO) and a former consultant of ours fraudulently obtained a patent (U.S. Patent No.6,732,416) in May 2004.  The patent covers appliance recycling methods and systems we originally developed beginning in 1987 and have used in serving more than forty electric utility appliance recycling programs since that time.  We are seeking a judgment that the JACO patent is invalid and unenforceable, since it is almost entirely based on methods and processes we developed and have used.  We are also asking the court for unspecified damages related to charges that JACO, in using a fraudulently based patent, has engaged in unfair competition under federal statutes and false and misleading advertising under California statutes.  The suit is currently scheduled with a trial date during the fourth quarter of 2006.  We expect recycling operations to continue without interruption during the period of litigation, but if the court were to issue rulings in favor of the defendants, this could change.  Moreover, failure to win this lawsuit could have a long-term material adverse effect on our recycling operations.  In addition, we may incur substantial costs in pursuing this litigation, which could have an adverse effect on our results of operations.

ITEM 2 -                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - None

ITEM 3 -                DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4 -                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 5, 2005, we held our Annual Meeting of Shareholders to obtain the approval of shareholders of record as of March 18, 2005 in connection with the matter listed below.  Proxies were mailed to the holders of 4,161,277 shares.

Following is a brief description of the matter voted on at the meeting and the number of votes cast for or withheld:

	Vote
Matter	For	Withhold Authority
Election of Directors:
Edward R. Cameron	3,280,657	29,422
Duane S. Carlson	3,202,883	107,196
Harry W. Spell	3,202,883	107,196

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

Appliance Recycling Centers of America, Inc.
Registrant

Date: August 12, 2005	/s/Edward R. Cameron
Edward R. Cameron
President

Date: August 12, 2005	/s/Linda A. Koenig
Linda A. Koenig
Chief Financial Officer