Form 10-Q
period 2005-10-01
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2005-11-15
CIK 862861

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of November 11, 2005, the number of shares outstanding of the registrant’s no par value common stock was 4,319,777 shares.

APPLIANCE RECYCLING CENTERS of AMERICA, INC.

Appliance Recycling Centers of America, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	October 1,	January 1,
	2005	2005
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,692,000	$4,362,000
Accounts receivable, net of allowance of $102,000	3,370,000	2,034,000
Inventories, net of reserves of $352,000 and $385,000, respectively	12,736,000	10,154,000
Deferred income taxes	468,000	468,000
Other current assets	476,000	338,000
Total current assets	19,742,000	17,356,000
Property and Equipment, at cost
Land	2,050,000	2,050,000
Buildings and improvements	4,477,000	4,338,000
Equipment	6,241,000	5,928,000
	12,768,000	12,316,000
Less accumulated depreciation	6,594,000	5,982,000
Net property and equipment	6,174,000	6,334,000
Other Assets	327,000	300,000
Restricted Cash	350,000	350,000
Total assets	$26,593,000	$24,340,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Line of credit	$6,102,000	$5,415,000
Current maturities of long-term obligations	225,000	615,000
Accounts payable	5,518,000	3,889,000
Accrued expenses	2,917,000	2,779,000
Income taxes payable	58,000	58,000
Total current liabilities	14,820,000	12,756,000
Minority Interest in Net Income of Subsidiary	12,000	—
Long-Term Obligations, less current maturities	4,922,000	5,053,000
Deferred Income Tax Liabilities	468,000	468,000
Total liabilities	20,222,000	18,277,000
Shareholders’ Equity
Common stock, no par value; authorized 10,000,000 shares; issued and outstanding 4,320,000 and 4,136,000 shares, respectively	14,840,000	14,549,000
Accumulated deficit	(8,469,000)	(8,486,000)
Total shareholders’ equity	6,371,000	6,063,000
Total liabilities and shareholders’ equity	$26,593,000	$24,340,000

See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Revenues
Retail	$16,513,000	$10,838,000	$47,709,000	$31,161,000
Recycling	3,757,000	3,199,000	7,973,000	6,854,000
Byproduct	436,000	506,000	1,075,000	1,120,000
Total revenues	20,706,000	14,543,000	56,757,000	39,135,000
Cost of Revenues	14,873,000	10,041,000	39,667,000	27,661,000
Gross profit	5,833,000	4,502,000	17,090,000	11,474,000
Selling, General and Administrative Expenses	5,517,000	4,086,000	16,389,000	11,516,000
Operating income (loss)	316,000	416,000	701,000	(42,000)
Other Income (Expense)
Other income	2,000	33,000	1,000	22,000
Interest expense	(259,000)	(187,000)	(672,000)	(558,000)
Minority interest	(12,000)	—	(12,000)	—
Income (loss) before provision for (benefit of) income taxes	47,000	262,000	18,000	(578,000)
Provision for (Benefit of) Income Taxes	—	2,000	—	(64,000)
Net income (loss)	$47,000	$260,000	$18,000	$(514,000)

Basic Earnings (Loss) per Common Share	$0.01	$0.09	$0. 00	$(0. 21)

Diluted Earnings (Loss) per Common Share	$0.01	$0.08	$0. 00	$(0. 21)

Weighted Average Number of Common Shares Outstanding
Basic	4,269,000	2,986,000	4,242,000	2,429,000
Diluted	4,388,000	3,095,000	4,353,000	2,429,000

See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	October 1,	October 2,
	2005	2004
Cash Flows from Operating Activities
Net income (loss)	$18,000	$(514,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	612,000	481,000
Minority interest in net income of subsidiary	12,000	—
Changes in assets and liabilities:
Accounts receivables	(1,336,000)	(1,384,000)
Inventories	(2,582,000)	(219,000)
Other current assets	(138,000)	946,000
Other assets	(27,000)	(21,000)
Accounts payable	1,629,000	500,000
Accrued expenses	138,000	394,000
Income taxes payable	—	(1,000)
Net cash provided by (used in) operating activities	$(1,674,000)	$182,000
Cash Flows from Investing Activities
Purchases of property and equipment	$(433,000)	$(381,000)
Cash Flows from Financing Activities
Net borrowings under line of credit	687,000	410,000
Stock placement costs	(77,000)	—
Proceeds from stock option exercises	365,000	15,000
Proceeds from warrant exercises	3,000	19,000
Payments on long-term obligations	(541,000)	(193,000)
Net cash provided by financing activities	$437,000	$251,000
Increase (decrease) in cash and cash equivalents	(1,670,000)	52,000
Cash and Cash Equivalents
Beginning	4,362,000	1,196,000
Ending	$2,692,000	$1,248,000
Supplemental Disclosures of Cash Flow Information
Cash payments (receipts) for:
Interest	$672,000	$558,000
Income taxes	$(4,000)	$(970,000)
Equipment acquired under capital lease	$19,000	$44,000

See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.             Financial Statements

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly our financial position, including our subsidiaries, as of October 1, 2005 and the results of operations and cash flows for the three-month and nine-month periods ended October 1, 2005 and October 2, 2004.  The three and nine months presented are 13 and 39 week periods, respectively.  The results of operations for any interim period are not necessarily indicative of the results for the year.  These interim consolidated financial statements should be read in conjunction with our annual consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended January 1, 2005.  Therefore, certain information and footnote disclosures included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

2.             Accrued Expenses

Accrued expenses were as follows:

	October 1,	January 1,
	2005	2005
Compensation and Benefits	$1,096,000	$1,083,000
Warranty Expense	35,000	35,000
Accrued Recycling Incentive Checks	909,000	909,000
Other	877,000	752,000
	$2,917,000	$2,779,000

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

In arriving at diluted weighted-average shares and per-share amounts for the three and nine months ended October 1, 2005 and the three months ended October 2, 2004, the potential dilutive common shares for options and warrants with exercise prices below the average market price for these periods were calculated using the treasury stock method.

For the three months ended October 2, 2004 and for the nine months ended October 1, 2005, respectively, approximately 50,000 and 30,000 shares of common stock under stock options and warrants have been excluded from the calculation of diluted weighted-average shares as they are anti-dilutive.  There were no anti-dilutive shares of common stock under stock options and warrants for the three months ended October 1, 2005.

Since we incurred a loss for the nine months ended October 2, 2004, the inclusion of potential option and warrant common shares of approximately 374,000 shares in the calculation of diluted loss per common share would have been antidilutive.  Therefore, basic and diluted weighted-average shares and per-share amounts are the same for this period.

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

During the second quarter of 2003, we became a majority (60%) owner in North America Appliance Company, LLC (NAACO).  NAACO was formed and commenced operations in June 2003 and is a retailer of special-buy appliances in Texas.  During the third quarter of 2005, NAACO realized net retained earnings.  Therefore, we recorded a minority interest on our consolidated balance sheet as of October 1, 2005 of $12,000.

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

Changes in our warranty liability reserve are as follows:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(Unaudited)	2005	2004	2005	2004
Balance, beginning	$29,000	$35,000	$35,000	$54,000
Standard accrual based on units sold	22,000	32,000	51,000	68,000
Actual costs incurred	(1,000)	(3,000)	(3,000)	(30,000)
Periodic accrual adjustments	(15,000)	(17,000)	(48,000)	(45,000)
Balance, ending	$35,000	$47,000	$35,000	$47,000

Trade receivables:  We carry trade receivables at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions.  We write off trade receivables when we deem them uncollectible.  We record recoveries of trade receivables previously written off when we receive them.  We consider a trade receivable to be past due if any portion of the receivable balance is outstanding for more than 90 days.  We do not charge interest on past due receivable balances.  Our management considers the reserve for doubtful accounts of $102,000 to be adequate to cover any exposure to loss in our October 1, 2005 accounts receivable.

Restricted cash:  In connection with our consumer credit card processing arrangements, we are required to maintain a cash balance that is restricted.  At October 1, 2005, we were required to maintain a balance of $350,000, which is reflected in the consolidated balance sheets as long-term restricted cash.  During the month of October, our credit card processing was transferred to a different processor.  This new processor does not require that we maintain a cash balance that is restricted.  The former processor requires us to maintain the restricted cash balance for 90 days after we have ceased using the former credit card processor.

Inventories:  Inventories, consisting principally of appliances, are stated at the lower of cost, first-in, first-out (FIFO), or market.  We provide estimated reserves for the realizability of our appliance inventories, including adjustments to market, based on various factors including the age of such inventory and our management’s assessment of the need for such allowances.  We look at historical inventory agings and margin analysis in determining our reserve estimate.  We believe the reserve of $352,000 as of October 1, 2005 is adequate.

Property and equipment:  We compute depreciation using straight-line and accelerated methods over the following estimated useful lives:

Years
Buildings and improvements	18 - 30
Equipment	3 - 8

We amortize leasehold improvements on a straight-line basis over the shorter of their estimated useful lives or the underlying lease term.

We did not identify any items that were impaired as of October 1, 2005.

Income taxes:  Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  At October 1, 2005 a valuation allowance has been recorded against deferred tax assets principally relating to net operating loss and tax credit carryforwards whose use is limited under Section 382 of the Internal Revenue Code.

We did not record a tax provision for the third quarter of 2005 due to the expectation of utilizing our remaining net operating loss carryforward to offset any current taxable income. The resulting reduction in the deferred tax asset will be offset by a decrease in the valuation allowance of the same amount.  Therefore, no net changes were made to the deferred tax asset or liability.  During the fourth quarter of 2005, this will be reviewed to determine the amount, if any, that should be recorded for a tax provision or benefit.

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

We recorded no compensation expense for employee grants during the three and nine months ended October 1, 2005 and October 2, 2004.

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”  SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides required additional disclosures about the method of accounting for stock-based employee compensation.  We adopted the annual disclosure provision of SFAS No. 148 during the year ended December 31, 2003.  We chose to not adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation, pursuant to SFAS No. 148.

Had compensation cost for all of the employee stock-based compensation grants and warrants issued been determined based on the fair values at the grant date consistent with the provisions of Statement No. 123 and 148, our net income (loss) and net income (loss) per basic and diluted common share would have been as indicated below.

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(Unaudited)	2005	2004	2005	2004
Net income (loss):
As reported	$47,000	$260,000	$18,000	$(514,000)
Deduct pro forma stock-based compensation	(23,000)	(26,000)	(47,000)	(50,000)
Pro forma	$24,000	$234,000	$(29,000)	$(564,000)
Basic income (loss) per share:
As reported	$0.01	$0.09	$0.00	$(0.21)
Pro forma	$0.01	$0.08	$(0.01)	$(0.23)
Diluted income (loss) per share:
As reported	$0.01	$0.08	$0.00	$(0.21)
Pro forma	$0.01	$0.08	$(0.01)	$(0.23)

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

We will be required to apply FAS 123(R) as of the beginning of our fiscal year beginning January 1, 2006.  FAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition.  Under the modified prospective transition method, an entity would use the fair value based accounting method for all employee awards granted, modified or settled after the effective date.  As of the effective date, compensation cost related to the nonvested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123; that is, an entity would not remeasure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date of FAS
123(R).  Under the modified retrospective method of transition, an entity would revise its previously issued financial statements to recognize employee compensation cost for prior periods presented in accordance with the original provisions of Statement No. 123.

We have not yet completed our study of the transition methods or made any decisions about how we will adopt FAS 123(R).  However, the pro forma net income effect of using the fair value method for the three and nine months ended October 1, 2005 and October 2, 2004 is presented in the table above.  The pro forma compensation costs presented in the table above and in our prior filings have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts that should be expected in future years.  We have not made any decisions about which option-pricing model is most appropriate for us for future awards.

5.             Line of Credit

At October 1, 2005, we had an $8.0 million line of credit with a lender.  The interest rate on the line as of October 1, 2005 was prime plus 2.95 percentage points (9.7%).  The amount of borrowings available under the line of credit is based on a formula using receivables and inventories.  The line of credit has a stated maturity date of December 31, 2007, if not renewed, and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time.  The line of credit is secured by substantially all our assets and requires minimum monthly interest payments of $37,500, regardless of the outstanding principal balance.  The lender is also secured by an inventory repurchase agreement with Whirlpool Corporation for purchases from Whirlpool only.  The line requires that we meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt we can incur, limits the amount of spending on fixed assets, and limits payments of dividends.  As of October 1, 2005, we were in compliance with all covenants.  At October 1, 2005, we had unused borrowing capacity of $648,000.

6.             Long-Term Obligations

Long-term obligations consisted of the following:

	October 1,	January 1,
	2005	2005
	(Unaudited)

6.85% mortgage, due in monthly installments of $15,326, including interest, due January 2013, secured by land and building	$1,863,000	$1,904,000
Adjustable rate mortgage based on the 30-day LIBOR rate (3.86% as of October 1, 2005) plus 2.70%, adjusted yearly, monthly payments include interest and principal, and are based on a 20-year amortization, due October 2012, secured by land and building	3,143,000	3,216,000
13.00% note payable, paid in full	—	50,000
Other	141,000	498,000
	5,147,000	5,668,000
Less current maturities	225,000	615,000
	$4,922,000	$5,053,000

The future annual maturities of long-term obligations are as follows:

Fiscal year
Remaining 2005	$75,000
2006	248,000
2007	249,000
2008	187,000
2009	241,000
2010 and thereafter	4,147,000
$5,147,000

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

RESULTS OF OPERATIONS

Total revenues for the three and nine months ended October 1, 2005 were $20,706,000 and $56,757,000, respectively, compared to $14,543,000 and $39,135,000 for the same periods in the prior year, increases of 42% and 45%, respectively.

Retail revenues accounted for approximately 80% of revenues in the third quarter of 2005.  Retail revenues for the three and nine months ended October 1, 2005 were $16,513,000 and $47,709,000 compared to $10,838,000 and $31,161,000 for the same periods in 2004, increases of 52% and 53%, respectively.  Same-store retail sales increased 19% (a sales comparison of nine stores that were open the entire third quarters of both 2005 and 2004).  The increase in retail revenues was due primarily to:

1.     Operating three additional stores during the first three quarters of 2005 compared to the first three quarters of 2004, which resulted in an increase of retail revenues of approximately $3,338,000 for the third quarter and $10,235,000 for the first nine months of 2005.

2.     An increase in same-store sales of 19% or $2,337,000 for the third quarter of 2005 and 18% or $6,313,000 for the nine months ended October 1, 2005.

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

Currently, we operate thirteen retail stores.  In October 2005, we opened a second retail store in the San Antonio, Texas market.

Recycling revenues for the three and nine months ended October 1, 2005 increased to $3,757,000 and $7,973,000 from $3,199,000 and $6,854,000 for the same periods in 2004, increases of 17% and 16%, respectively.  The increase in recycling revenues is primarily due to the recycling contract in Connecticut that did not begin until the end of the second quarter of 2004 and the recycling contracts for Austin Energy and Wisconsin Public Power that were not operating in 2004.  During the first three quarters of 2005, we managed appliance recycling operations under five contracts with electric utility companies.  We provided services in the territories of:

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

Byproduct revenues for the three and nine months ended October 1, 2005 decreased to $436,000 and $1,075,000 from $506,000 and $1,120,000 for the same periods of 2004.  The decrease was due primarily to no CFC sales during the third quarter of 2005 offset by an increase in scrap metal volume and prices in California and Connecticut.

Gross profit as a percentage of total revenues for the three months ended October 1, 2005 decreased to 28% from 31% for the same period in 2004 and increased to 30% from 29% for nine months ended October 1, 2005 compared to the same period in 2004.  The decrease for the three months ended October 1, 2005 was primarily due to an increase in cost of receiving and distribution, and freight due to an increase in fuel costs.  The increase for the nine months ended October 1, 2005 was primarily due to a decrease in the cost of appliances sold. Gross profit as a percentage of total revenues for future periods can be affected favorably or unfavorably by numerous factors, including:

1.       The mix of retail products we sell.

2.       The prices at which we purchase product from the four manufacturers.

3.       Transportation costs including but not limited to fuel costs.

4.       The volume of appliances we receive through our recycling contracts.

5.       The price and volume of byproduct revenues.

We expect gross profit percentages to remain about the same for future periods.

Selling, general and administrative expenses for the three and nine months ended October 1, 2005 increased by $1,431,000 or 35% and $4,873,000 or 42%, respectively, from the same periods in 2004.  As a percentage of total revenues, selling, general and administrative expenses decreased to 27% for the third quarter of 2005 compared to 28% for the third quarter of 2004 and remained at 29% for the first nine months of both 2005 and 2004.  Selling expenses for the three and nine months ended October 1, 2005 increased by $1,190,000 or 47% and $3,444,000 or 46%, respectively, from the same periods in 2004.  The increase in selling expenses was due primarily to:

1.       The expense of operating three additional stores during the first nine months of 2005 compared to the first nine months of 2004 of approximately $1,000,000 for the third quarter of 2005 and approximately $3,000,000 for the first nine months of 2005.

2.       An increase in advertising expense of approximately $386,000 for the third quarter and $822,000 for the first nine months of 2005, which includes two new retail markets compared to the same periods in the previous year.

General and administrative expenses for the three and nine months ended October 1, 2005 increased by $241,000 or 17% and $1,429,000 or 36%, respectively, from the same periods in 2004.  The increase in general and administrative expense was due primarily to additional personnel costs associated with operating additional retail stores and recycling contracts and legal costs associated with the legal proceedings discussed in Part II, Item 1, Legal Proceedings.

Interest expense increased to $259,000 for the three months and $672,000 for the nine months ended October 1, 2005 compared to $187,000 and $558,000 for the same periods in 2004.  The increase was due primarily to an increase in the minimum interest rate of the line of credit at renewal and an increase in the outstanding amount on the line of credit.

We had net operating loss carryovers and credit carryforwards of approximately $8.6 million at October 1, 2005.  However, future utilization of these loss and credit carryforwards will be limited to a maximum of approximately $2,500,000 due to a Section 382 limitation under provisions of the Internal Revenue Code, which relate to a 50 percent change in control over a three-year period and are further dependent upon our maintaining profitable operations.  The issuance of Common Stock during 1999 resulted in an “ownership change” under Section 382.  Accordingly, our ability to use net operating loss carryforwards generated prior to February 1999 is limited to approximately $56,000 per year, or less than $1 million through 2018.

At October 1, 2005, we had recorded cumulative valuation allowances of approximately $4,445,000 against our net deferred tax assets due to the uncertainty of their realization.  The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to become available to reduce taxable income.

We did not record a tax provision for the third quarter of 2005 due to the expectation of utilizing our remaining net operating loss carryforward to offset any current taxable income. The resulting reduction in the deferred tax asset will be offset by a decrease in the valuation allowance of the same amount.  Therefore no net changes were made to the deferred tax asset or liability.  During the fourth quarter of 2005, this will be reviewed to determine the amount, if any, that should be recorded for a tax provision or benefit.

We recorded net income of $47,000 or $0.01 per basic and diluted share for the third quarter ended October 1, 2005 compared to $260,000 or $0.09 per basic share and $0.08 per diluted share for the same period of 2004.  We recorded net income of a breakeven $18,000 or $0.00 (rounded) per basic and diluted share for the nine months ended October 1, 2005 compared to a net loss of $514,000 or $0.21 per basic share and diluted share for the same period in 2004.  The decrease in third quarter net income was primarily due to an increase in cost of revenues as a percentage of total revenues offset by a decrease in selling, general and administrative expenses decreasing slightly as a percentage of revenues.  The increase in net income for the nine months ended October 1, 2005 was due to an increase in revenue and selling, general and administrative expense as a percent of revenue remaining the same compared to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

At October 1, 2005, we had working capital of $4,922,000 compared to $4,600,000 at January 1, 2005.  Cash and cash equivalents decreased to $2,692,000 at October 1, 2005 from $4,362,000 at January 1, 2005.  Net cash used in operating activities was $1,674,000 for the nine months ended October 1, 2005 compared to net cash provided by operating activities of $182,000 in the same period of 2004.  The cash used in operating activities was primarily due to an increase in inventory, accounts receivable and accounts payable offset by a decrease in the net loss.

Our capital expenditures for the nine months ended October 1, 2005 and October 2, 2004 were approximately $433,000 and $381,000, respectively.  The 2005 capital expenditures were primarily related to continued software development and building improvements primarily related to the opening of a recycling center in Austin, Texas and the second retail store in the San Antonio, Texas market during October 2005.  The 2004 capital expenditures were primarily related to continued software development of our enterprise-wide software and leasehold improvements related to the opening of the Atlanta, Georgia, retail store.

Net cash provided by financing activities was $437,000 for the nine months ended October 1, 2005 compared to $251,000 in the same period in 2004.  The cash provided by financing was primarily due to borrowing under the line of credit offset by payments on long-term obligations during the nine months ended October 1, 2005.

As of October 1, 2005, we had an $8.0 million line of credit with a lender.  The interest rate on the line as of October 1, 2005 was prime plus 2.95 percentage points (9.70%).  The amount of borrowings available under the line of credit is based on a formula using receivables and inventories.  The line of credit has a stated maturity date of December 31, 2007, if not renewed, and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time.  The line of credit is secured by substantially all our assets and requires minimum monthly interest payments of $37,500, regardless of the outstanding principal balance.  The lender is also secured by an inventory repurchase agreement with Whirlpool Corporation for purchases from Whirlpool only.  The line requires that we meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt we can incur, limits the amount of spending on fixed assets, and limits payments of dividends.  As of October 1, 2005, we were in compliance with all covenants.  At October 1, 2005, we had unused borrowing capacity of $648,000.  Currently, we do not have an over-advance agreement for the line of credit.  We are currently working with our lender to increase our availability under this line of credit.  However, there is no assurance that our current lender will be able to increase the limit on the line of credit or that additional sources of borrowings will be available.

A summary of our contractual cash obligations at October 1, 2005 is as follows:

	Cash Payments Due by Period
Contractual Cash Obligations	Total	Remainder of 2005	2006	2007	2008	2009	2010 and Thereafter
Long-term debt, including interest	$7,836,000	$138,000	$519,000	$507,000	$449,000	$448,000	$5,775,000
Operating leases	$12,785,000	$1,379,000	$2,412,000	$2,045,000	$1,749,000	$1,139,000	$4,061,000
Total contractual cash obligations	$20,621,000	$1,517,000	$2,931,000	$2,552,000	$2,198,000	$1,587,000	$9,836,000

We also have a commercial commitment as described below:

Other Commercial Commitment	Total Amount Committed	Outstanding at 10/01/05	Date of Expiration
Line of credit	$8,000,000	$6,102,000	December 31, 2007

We believe, based on the anticipated sales per retail store, the anticipated revenues from our recycling contracts and our anticipated gross profit, that our cash balance, anticipated funds generated from operations and our line of credit will be sufficient to finance our operations and capital expenditures for at least the next twelve months.  Our total capital requirements for remainder of 2005 and 2006 will depend upon, among other things as discussed below, the number and size of retail stores operating during the fiscal years and the recycling volumes generated from the recycling contracts in 2005 and if renewed in 2006.  Currently, we have thirteen retail stores and five recycling centers in operation.  If revenues are lower than anticipated or expenses are higher than anticipated, we may require additional capital to finance operations.  Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (common or preferred stock) or other securities.  There can be no assurance that such additional sources of financing will be available or available on terms satisfactory to us or permitted by our current lender.

FORWARD-LOOKING STATEMENTS

Statements contained in this quarterly report regarding our future operations, performance and results, and anticipated liquidity discussed herein are forward-looking and therefore are subject to certain risks and uncertainties, including, but not limited to, those discussed herein.  Any forward-looking information regarding our operations will be affected primarily by our continued ability to purchase product from Whirlpool, Maytag, GE and Frigidaire at acceptable prices and the ability and timing of the utility companies to deliver units under recycling contracts, if renewed for 2006, with us.  In addition, any forward-looking information will also be affected by the ability of individual retail stores to meet planned revenue levels, the rate of sustainable growth in the number of retail stores, the speed at which individual retail stores reach profitability, costs and expenses being realized at higher than expected levels, our ability to secure an adequate supply of special-buy appliances for resale and the continued availability of our current line of credit.

PART I:  ITEM 3          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MARKET RISK AND IMPACT OF INFLATION

We do not believe there is any significant risk related to interest rate fluctuations on the long-term fixed rate debt.  However, there is interest rate risk on the line of credit, since our interest rate floats with prime, and on approximately $3,100,000 in long-term debt entered into in September 2002, since our interest rate is based on the 30-day LIBOR rate. Based on average floating rate borrowings of approximately $9,245,000, a one-percent change in the applicable rate would have caused our interest expense to change by approximately $69,000 for a nine month period.  Also, we believe that inflation has not had a material impact on the results of operations for the three and nine months ended October 1, 2005.  However, there can be no assurance that future inflation will not have an adverse impact on our operating results and financial conditions.

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

We also maintain a system of internal accounting controls designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our policies and procedures are followed.  There have been no changes in our internal control over financial reporting during the three months ended October 1, 2005, or thereafter, except as described below, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the first quarter ended April 2, 2005, we enhanced and formalized our period-end closing process to ensure that all significant elements of our financial statements are adequately reviewed.  We have continued this process during the second and third quarter of 2005.

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

PART II.                OTHER INFORMATION

ITEM 1 -               LEGAL PROCEEDINGS

In December 2004, we filed suit in the U.S. District Court for the Central District of California alleging that JACO Environmental, Inc. (JACO) and a former consultant of ours fraudulently obtained a patent (U.S. Patent No. 6,732,416) in May 2004.  The patent covers appliance recycling methods and systems we originally developed beginning in 1987 and have used in serving more than forty electric utility appliance recycling programs since that time.  In September 2005, we received a legally binding document in which JACO states it will not sue us or any of our customers for violating JACO’s recycling patent.  Therefore, our recycling operations will continue with our current contracts without interruption.  We are continuing to seek a permanent injunction barring JACO from using the patent to market JACO’s recycling services,  due to our belief that the patent is invalid and unenforceable.  We are also asking the court for unspecified damages related to charges that JACO, in using the patent to promote its services, has engaged in unfair competition and false and misleading advertising under federal and California statutes.  Also, we may incur substantial costs in pursuing this injunction, which could have an adverse effect on our results of operations.

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

Appliance Recycling Centers of America, Inc.
Registrant

Date: November 11, 2005	/s/Edward R. Cameron
Edward R. Cameron
President

Date: November 11, 2005	/s/Linda A. Koenig
Linda A. Koenig
Chief Financial Officer