Form 10-K
period 2005-12-31
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2006-03-31
CIK 862861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, without par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐   Yes     ☒   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.	☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

☒   Yes   ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III

of this Form 10-K or any amendment to this Form 10-K.	☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of $3.26 per share, as of July 2, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter) was $5,881,167.

As of March 17, 2006, there were outstanding 4,327,777 shares of the registrant’s Common Stock, without par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement dated March 31, 2006, are incorporated by reference into Part III hereof.

TABLE OF CONTENTS

PART I

Item 1.	Business
General
Industry Background
Company Background
Customers and Source of Supply
Company Operations
Principal Products and Services
Sales and Marketing
Seasonality
Competition
Government Regulation
Employees
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Our Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Fiscal Years 2005, 2004 and 2003
Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

SIGNATURES
INDEX TO EXHIBITS

PART I

ITEM 1.     BUSINESS

General

We are a leading retailer and recycler of major appliances.  We generate revenues from:

1.               Retail sales of appliances at our ApplianceSmart® factory outlets.

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

3.              Alternatives to landfills that will accept appliances for disposal, such as incinerators, may not have the capability to process the appliances to remove hazardous substances.

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

Many types of major appliances contain components with substances that damage the environment, including:

1.              PCBs (polychlorinated biphenyls), which are suspected of causing cancer.  Although the EPA banned the production of PCBs in 1979, it allowed manufacturers to use their remaining inventories of PCB-containing components.  Consequently, some old refrigerators, freezers and air conditioners that are still in use have capacitors that contain PCBs.  If PCBs are released from capacitors, groundwater contamination can occur.

2.              Mercury, which is toxic to humans and can enter the body when a person inhales it, absorbs it through the skin or ingests it.  At high temperatures, mercury vaporizes to form extremely poisonous fumes.  Freezers and washing machines may have mercury-containing switches in their lids.

3.              CFCs (chlorofluorocarbons), which cause long-term damage to the earth’s ozone layer and may contribute to global warming when released into the atmosphere.  The federal government requires the recovery of CFC refrigerants upon appliance disposal.  Old refrigerators and freezers commonly contain CFCs.

4.              Other materials, such as oil and sulfur dioxide, that are harmful when released into the environment.

In addition to these solid waste management and environmental issues, energy conservation is another motivating factor in appliance disposal.  Many electric utility companies sponsor programs to encourage their residential customers to retire energy-inefficient appliances.

Refrigerators manufactured in the 1960s and early 1970s use up to 1,750 kilowatt-hours of electricity each year.  By 2001, federal standards enacted over the years lowered the average annual energy use per unit to less than 500 kilowatt-hours.  Utility companies often provide assistance and incentives for consumers to replace their old, inefficient appliances with newer, more efficient models.

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

In the late 1980s, stricter environmental regulations began to affect the disposal of unwanted appliances.  When we were no longer able to take appliances containing hazardous components to a metal processor, we began to develop systems to process the appliances to remove the harmful materials.  This allowed us to take the remainder of the appliance to a metal processor for recycling.

We offered our services for disposing of appliances in an environmentally sound manner to appliance manufacturers and retailers, waste hauling companies, rental property managers, local governments and the public.

Appliance Recycling for Utilities

In 1989, we added a new customer group when we opened an appliance processing and recycling center in Milwaukee, Wisconsin, to serve a major utility.  The concept of appliance recycling as an energy-efficiency measure was successful, and we began to focus our resources on expanding our business with electric utilities.  From 1989 to 1994, we opened nine centers that served primarily seventeen utility companies.

The potential of industry deregulation negatively affected our business with electric utilities in the middle to late 1990s.  Utilities decreased their participation in energy-efficiency programs, such as the one we offered, because of uncertainties about how potential deregulation would affect them.

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

In January 2004, we signed a contract with Edison to handle appliance recycling operations in their service territory for 2004 and 2005.  We have submitted a proposal for the continuation of the program with Edison to handle appliance recycling operations in their service territory for the years 2006-2008.  Edison would be responsible for advertising in their territory.

In March 2004, we signed a contract with SDG&E to provide service in their territory for 2004, which was extended through 2005.  We have also submitted a proposal for the continuation of the program with SDG&E to provide service in their territory for the years 2006-2008.  If we are awarded the contract, we will be responsible for advertising this program.

Since 2004, several other electric utilities have awarded contracts to us:

1.               We were selected to handle a joint appliance recycling program in Connecticut sponsored by The United Illuminating Company and The Connecticut Light & Power Company.  The program began in April 2004 and has been extended into 2006.  Both of these utilities are responsible for advertising their programs.

2.               In December 2004, we reached an agreement with Wisconsin Public Power Inc. (WPPI) to provide appliance recycling services during 2005, which has been extended through 2006.  WPPI is a statewide power company owned by 40 municipalities that operate electric utilities.  They supply power to 154,000 homes and businesses throughout Wisconsin.  WPPI is responsible for advertising this program.

3.               Also in December 2004, we entered into an agreement with Austin Energy in Texas to manage appliance recycling operations in their service territory during 2005, which has been extended through 2006.  The City of Austin has granted Austin Energy the option to renew the program annually through 2008.  Austin Energy is the nation’s tenth largest community-owned electric utility, serving 360,000 customers within the City of Austin and surrounding counties.  To support this program, we opened an appliance recycling facility in Austin.  Austin Energy is responsible for advertising this program.

4.               In March 2006, we entered into an agreement with Wisconsin Energy Conservation Corporation (WECC) to provide appliance recycling services through June 2007.  WECC administers and implements the residential components of the State of Wisconsin’s Focus on Energy, a public-private partnership offering energy information and services to customers throughout the state.

Because of the renewed interest from utilities in appliance recycling energy-efficiency programs, we will continue to aggressively pursue that segment of customers in 2006.  However, we still have a limited ability to project revenues from utility programs in 2006.

Retail Sales; Reverse Logistics Programs

When electric utilities began to scale back or discontinue their programs with us in the mid-1990s, we increased our marketing to appliance manufacturers and retailers, waste haulers and property management companies.  We also focused on strengthening our sales of used appliances.  In 1995, we began operating our own chain of stores, Encore Recycled Appliances®.  We changed the name of our retail stores to ApplianceSmart in 1998.

One of the markets we have developed is in providing reverse logistics services for appliance manufacturers and retailers.  Reverse logistics involves managing appliances that fall outside a company’s normal channels of distribution.

All these appliances are new, not used.  Some are in the carton while others are out of the carton.  In the appliance industry, these “special-buy” appliances, units that require a different method of management, include:

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

For many years, manufacturers relied on small appliance dealers to buy this product to sell in their stores. However, today these small retailers are struggling to compete with large appliance chains (the top 10 retailers control 80 percent of the appliance sales market).  At the same time, the expansion of big-box retailers that sell appliances has created a dramatic increase in the number of special-buy units, further straining the traditional outlet system for these appliances.  Because these special-buy appliances have value, manufacturers and retailers need an efficient management system to recover their worth.

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

Key components of our current agreement with Whirlpool, which became effective in 2004, include:

1.               We have no guarantees for the number or type of appliances that we will be able to purchase.

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

Growth Strategy

Larger factory outlet facilities offer consumers a wider selection of appliances than smaller stores do and are more efficient for us to operate.  For these reasons, we intend to continue to focus our retail sales operations on larger facilities.  We would consider opening new stores primarily in markets in which we currently have operations, for additional operational and marketing efficiencies of scale.  We evaluate demographic, economic and financial information when considering a new store location.

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

Retailers of New Appliances:  We began our business by offering services to Sears, Montgomery Ward and other retailers of new appliances.  When a consumer purchased a new appliance, we collected the replaced appliance from the customer’s home or the retailer’s facility.  These appliances were our source of supply for our used appliance business.  Because we no longer sell used appliances, we have phased out this branch of our operations.

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

Other Customers:  We formerly provided collection and recycling services for waste haulers, vending machine companies, property managers and the general public for specified fees.  We have phased out this aspect of our business to focus on reverse logistics, retail sales and energy conservation programs.

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

Currently, we have contracts with the following utilities to handle recycling operations in their service territories for 2006:

1.               Southern California Edison (proposal submitted)

2.               San Diego Gas & Electric (proposal submitted)

3.               United Illuminating

4.               Connecticut Light & Power

5.               Austin Energy

6.               Wisconsin Public Power

7.               Wisconsin Energy Conservation Corporation

8.               Several small municipal utilities

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

Some of the appliances we receive must be recycled.  These include appliances that do not meet our quality standards for sale at ApplianceSmart and appliances collected through utility customers’ energy conservation programs.  We process and recycle these units using environmentally sound systems and techniques.

In our recycling operation, our company-trained technicians first inspect and categorize each appliance to identify the types of hazardous materials it contains.  We then process the appliances to remove and manage the environmentally hazardous substances according to all federal, state and local regulations.  We deliver the processed appliances to local scrap processing facilities, where they shred and recycle the metals.

Although the potential of industry deregulation negatively affected our business with electric utilities in the middle to late 1990s, we are seeing renewed interest in appliance recycling energy-efficiency programs.  We enter 2006 serving seven major utility programs.  We are aggressively pursuing additional utility customers, but still have a limited ability to project revenues from utility programs in 2006.

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

Principal Products and Services

We generate revenues from three sources: retailing, recycling and byproduct.  The table below reflects the percentage of total revenues from each source for the past three fiscal years.  See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2005	2004	2003
Revenues:
Retail	83.3%	79.2%	79.8%
Recycling	14.6%	17.8%	18.4%
Byproduct	2.1%	3.0%	1.8%
	100.0%	100.0%	100.0%

Although we have three main sources of revenues, retail, recycling and byproduct, we believe that we have only one operating segment.  That is, even though certain separate financial information by retail store or retail store and recycling center is available to us, we are managed as a single unit.  Specifically, we do not measure profit or loss or maintain asset information separately for our revenue sources.  Recycling and byproduct revenues result from both our retail operations and our recycling contracts.  Retail includes the free removal and recycling of the customer’s existing appliance.  Recycling includes the recycling of appliances through a contract or agreement.

Sales and Marketing

We use a variety of methods to promote awareness of our products and services.  We believe that we are recognized as a leader in appliance retailing through reverse logistics and also a leader in the recycling industry.

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

In multi-year programs, electric utility companies that contract with us for service typically roll out their programs towards the end of the first calendar quarter.  Promotional activities are strong during the second and third calendar quarters, leading to higher customer demand for services during that time period.  As a result, we experience a surge in business during the second and third calendar quarters, which declines through the fourth and first calendar quarters until advertising activities resume.

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

We expect our primary competition for appliance recycling contracts with existing and new customers to come from a variety of sources, including:

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

Our retail stores obtain all required business licenses, sales tax licenses and any other licenses for their locations.  Our delivery and collection vehicles comply with all DOT licensing requirements.

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

Employees

At March 1, 2006, we had 294 full-time employees, distributed approximately as follows:

1.               39% of our employees provide appliance collection, transportation and processing services at our recycling centers.

2.               46% work in retail sales.

3.               15% are in administration and management.

Our employees have never caused our operations to be disrupted by a work stoppage, and we believe that our employee relations are good.

ITEM 1A.                                            RISK FACTORS

An investment in our Common Stock involves a high degree of risk.  You should carefully consider the risks described below with respect to an investment in our shares.  If any of the following risks actually occur, our business, financial condition, operating results or cash provided by operations could be materially harmed.  As a result, the trading price of our Common Stock could decline, and you might lose all or part of your investment.  When evaluating an investment in our Common Stock, you should also refer to the other information in this report, including our financial statements and related notes.

Risks Related to ARCA

Our strategy of opening new retail stores has resulted in net losses in recent periods.

Our primary growth strategy is to open new retail stores.  We evaluate demographic, economic and financial information in considering a new store location.  We primarily look in markets in which we currently have operations, for additional operational and marketing efficiencies of scale.  New stores take time to become profitable; we cannot assure you that any individual current or future store will attain or maintain projected profitability.  We incurred a net loss of $933,000 or $0.22 per diluted share for fiscal year 2005 and a net loss of $1,314,000 or $0.48 per diluted share for fiscal year 2004.  Our full financial information is set out in the financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Most of our revenues are derived from retail sales.  We expect this dependence on retail sales to continue in the future.

Most of our revenues are derived from retail sales of appliances from our ApplianceSmart retail stores. We currently operate thirteen ApplianceSmart stores.  Retail revenues have lower profit margins than recycling revenues.  We believe that our future economic results will be heavily dependent on our retail stores.  In fiscal 2003, 2004 and 2005, approximately 80%, 79% and 83%, respectively, of our revenues were from retail sales.  We currently expect that retail revenues will account for approximately 87% of total revenues for 2006.  However, we cannot assure you that sales from our stores will grow at the rates we currently anticipate.

Our revenues from recycling contracts have declined, and future revenues from this source are very difficult to project.

In the past, our business was dependent largely upon our ability to obtain new contracts and continue existing contracts for appliance recycling services with utility companies.  Contracts with these entities generally have initial terms of one to four years, with renewal options and early termination clauses.  The recycling and byproducts portion of our business has diminished from approximately 50% of total revenues in fiscal 2001 to

16.7% of total revenues in fiscal 2005, partially due to decreased sponsorship of energy conservation programs by utilities.  However, we are still dependent on certain customers for a large portion of our revenues.  Generally, recycling revenues have a higher gross profit than retail revenues.

Our major utility customer, Southern California Edison Company (Edison), accounted for approximately 9% of revenues for 2003, 2004 and 2005.  The loss or material reduction of business from Edison, or any major customer, could adversely affect our net revenues and profitability.   We have submitted a proposal for the continuation of Edison’s refrigerator recycling program for the years 2006-2008.  If awarded to us, the contract would not provide for a minimum number of refrigerators to be recycled, and the timing and amount of revenues would be dependent on Edison’s advertising.

We cannot assure you that our existing recycling contracts will be continued or renewed, that existing customers, including Edison, will continue to use our services at current levels, or that we will be successful in obtaining new recycling contracts.

Our revenues from recycling contracts are subject to seasonal fluctuations and are dependent on the utilities’ advertising and promotional activities, which are outside our control.

In our business with utility companies, we experience seasonal fluctuations that impact our operating results.  Our recycling revenues are generally higher during the second and third calendar quarters and lower in the first and fourth calendar quarters, due largely to advertising and promotional activity schedules managed by the utilities.  We expect that we will continue to experience such seasonal fluctuations in recycling revenues.  We experience less seasonal fluctuation in our retail business.

We may need new capital to fully execute our growth strategy.

Our business involves providing comprehensive, integrated appliance recycling services and developing a chain of retail stores.  This commitment will require a significant continuing investment in capital equipment and leasehold improvements and could require additional investment in real estate.

Our total capital requirements will depend, among the other things discussed in this annual report, on the number of recycling centers and the number and size of retail stores operating during 2006.  Currently, we have thirteen retail stores and four recycling centers in operation.  If our revenues are lower than anticipated or our expenses are higher than anticipated or our current line of credit cannot be maintained, we will require additional capital to finance our operations.  Even if we are able to maintain our current line of credit, we may need additional equity or other capital in the future.  Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (including the issuance of preferred stock) or other securities.  We cannot assure you that any additional sources of financing or new capital will be available to us, or available on acceptable terms, or permitted by the terms of our current debt.  In addition, if we sell additional equity to raise funds, all outstanding shares of Common Stock will be diluted.

A decline in general economic conditions could lead to reduced consumer demand for our products and have an adverse effect on our liquidity and profitability.

Since purchases of our merchandise are dependent upon discretionary spending by our retail customers, our financial performance is sensitive to changes in overall economic conditions that affect consumer spending.  Consumer spending habits are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, consumer confidence and consumer perception of economic conditions.  A general or perceived slowdown in the United States economy or uncertainty as to the economic outlook could reduce discretionary spending or cause a shift in consumer discretionary spending to other products.  Any of these factors would likely cause us to delay or slow our expansion plans, reduce net sales and potentially result in excess inventories. This could, in turn, lead to increased merchandise markdowns and related costs associated with higher levels of inventory that could adversely affect our liquidity and profitability.

Our market share may be adversely impacted at any time by a significant number of competitors.

Competition for our retail stores comes from retailers of new and used appliances.  Each of our separate locations will compete not only with local and national chains of new appliance retailers, many of whom have been in business longer than we have and who may have significantly greater assets, but will also be required to compete with numerous independently owned retailers of used appliances.  A number of our retail operations have been opened within the past 24 months; therefore, we cannot assure you that we will be able to compete effectively in any such market.

While recycling revenues could become a smaller part of our business for the foreseeable future, many factors, including existing and proposed governmental regulation, may affect competition in the industry.  We generally compete with two or three companies based in the geographic area to be served and they generally offer some of the services we provide.  We expect our primary competition for contracts with existing or new customers to come from entrepreneurs entering the appliance recycling business, energy management consultants, current recycling companies, major waste hauling companies, scrap metal processors and used appliance dealers.  In addition, some of our customers, such as utility companies, may operate appliance recycling programs internally rather than contracting with us or other third parties.  We cannot assure you that we will be able to compete profitably in any of our chosen markets.

Changes in governmental regulations relating to our recycling business could increase our costs of operations and adversely affect our business.

Our appliance recycling centers are subject to various federal, state and local laws, regulations and licensing requirements related to the collection, processing and recycling of household appliances.  These requirements may vary by market location and include, for example laws, concerning the management of hazardous materials and the 1990 Amendments to the Clean Air Act, which require us to recapture CFC refrigerants from appliances to prevent the release of CFCs into the atmosphere.

We have registered our centers with the EPA as hazardous waste generators and have obtained required licenses from appropriate state and local authorities.  We have agreements with approved and licensed hazardous waste companies for transportation and recycling or disposal of hazardous materials generated through our recycling processes.  As is the case with all companies handling hazardous materials, under some circumstances we may be subject to contingent liability.

In 1992, Congress adopted the Federal Energy Policy Act of 1992 to encourage energy efficiency.  One component of this Act allows for deregulation of the nation’s energy providers, including the electric utility industry.  The immediate impact of the potential of industry deregulation caused utility companies across the U.S. to suspend their plans for implementing appliance recycling programs like ours.

Our lender has the right to demand payment in full of the borrowings under our line of credit at any time.  If it were to do so, we would not be able to pursue our growth strategy and our operations would be severely limited unless and until new financing was obtained.

We have an $8.0 million line of credit with a stated maturity date of December 31, 2007.  The line of credit also provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time.  We have pledged substantially all our assets to secure payments under the line.  The line requires that we meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt we can incur, limits the amount of spending on fixed assets, and limits payments of dividends.  At

March 3, 2006, borrowings of $5,719,000 were outstanding under the line of credit, and we had unused borrowing capacity of $71,000.

We may not be able to operate successfully if we lose key personnel, are unable to hire qualified personnel, or experience turnover of our management team.

We believe our operations are materially dependent upon the continued services of our present management.  The loss of services of one or more members of present management, including Edward R. (Jack) Cameron, our founder, Chairman of the Board and current CEO, could adversely affect our business.  We do not have employment contracts with present management.  We maintain key person insurance on the life of Mr. Cameron in the amount of $1,000,000.

A competitor recently obtained a patent that covers appliance recycling methods and systems that we believe were developed by us.  We are seeking a permanent injunction barring the use of the patent in marketing their recycling services.  We may incur substantial costs in pursuing this injunction, which could have an adverse effect on our results of operations.

In December 2004, we filed suit in the U.S. District Court for the Central District of California alleging that JACO Environmental, Inc. and a former consultant of the company fraudulently obtained a patent (U.S. Patent No. 6,732,416) in May 2004 covering appliance recycling methods and systems originally developed by us beginning in 1987 and used in serving more than forty electric utility appliance recycling programs since that time.  In September 2005, we received a legally binding document in which JACO states it will not sue us or any of our customers for violating JACO’s recycling patent.  Therefore, our recycling operations will continue with our current contracts without interruption.  We are continuing to seek a permanent injunction barring JACO from using the patent to market JACO’s recycling services, due to our belief that the patent is invalid and unenforceable.  We are also asking the court for unspecified damages related to charges that JACO, in using the patent to promote its services, has engaged in unfair competition and false and misleading advertising under federal and California statutes. Also, we may incur substantial costs in pursuing this injunction, which could have an adverse effect on our results of operations.

Risks Related to Our Common Stock

If an active trading market for our Common Stock does not develop, the value and liquidity of your investment in our Common Stock could be adversely affected.

On February 22, 2006, our Common Stock began trading on the Nasdaq Capital Market.  Previously, it was traded on the OTC Bulletin Board and the trading volumes were low.  There may be only a limited market for any shares of Common Stock that you purchase.

The public sale of our Common Stock by the selling shareholders or by other shareholders could adversely affect the price of our Common Stock.

The trading volumes in our Common Stock are low compared to the number of shares that may be sold by the selling shareholders.  Sales of substantial amounts of Common Stock into the public market by the selling shareholders or by our other shareholders could adversely affect the market price for our Common Stock.

Our principal shareholders own a large percentage of our voting stock, which will allow them to control substantially all matters requiring shareholder approval.

Currently, Edward R. (Jack) Cameron, Chairman and CEO, owns approximately 8% of our outstanding shares of Common Stock.  Our officers and directors together hold approximately 17%, including any options or warrants they may hold.  One of our principal lenders, Medallion Capital, Inc., owns approximately 13% of our outstanding shares.  Medallion also has a non-voting right to attend and participate in all Board meetings.  Also, Perkins Capital Management, Inc. beneficially owns approximately 16% of our outstanding shares.  Heartland Advisors, Inc. beneficially owns approximately 9% of our outstanding shares.  Because of such ownership, our management and principal shareholders may be able to significantly affect our corporate decisions, including the election of the Board of Directors.

ITEM 1B.                                            UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                                                    PROPERTIES

Our executive offices are located in Minneapolis, Minnesota, in a company-owned facility that includes approximately 11 acres of land.  The building contains approximately 122,000 square feet, consisting of 27,000 square feet of office space, 71,000 square feet of operations and processing space, and 24,000 square feet of retail space as identified below (under “Minneapolis, MN, 1998”).  In March 2006, we entered into a purchase agreement for the sale of this property, and are evaluating alternative sites for this facility.  We also own and use a building in Compton, California, with 11,000 square feet of office space, 30,000 square feet of warehouse and processing space, and 5,000 square feet of retail space as identified below (under “Los Angeles, CA”).

We currently operate thirteen retail stores in the following locations:

		Retail Space
Market	Opening Date	Size (Sq. Ft.)
Minneapolis, MN	1998	24,000
	Jan. 2001	24,000
	Oct. 2001	49,000
	Feb. 2003	33,000
	Dec. 2004	30,000	(Also has 29,000 sq. ft. of warehouse space.)
Los Angeles, CA	1998	5,000
Columbus, OH	1997	20,000
	May 2001	32,000
	Mar. 2002	30,000
Atlanta, GA	Dec. 2003	30,000
	Nov. 2004	30,000	(Also has 58,000 sq. ft. of production and distribution/warehouse space.)
San Antonio, TX	Oct. 2004	36,000
	Oct. 2005	37,000

We own the facilities in which the two stores that opened in 1998 (Minneapolis and Los Angeles) are located.  We also operate processing and recycling centers in these two facilities.  All our other retail stores are located in leased facilities; we generally attempt to negotiate lease terms of two to five years for our retail stores.

We operate four processing and recycling centers.  Two are in the facilities that we own in Minneapolis and Los Angeles.  The other two are in leased facilities in Waterbury, Connecticut, and Austin, Texas.  Our recycling centers typically range in size from 25,000 to 40,000 square feet.

All the facilities we own currently secure outstanding loans.  Except as noted above in regards to the company-owned Minneapolis property, all of the facilities we occupy currently are adequate for our future needs.

ITEM 3.	LEGAL PROCEEDINGS

In December 2004, we filed suit in the U.S. District Court for the Central District of California alleging that JACO Environmental, Inc. and a former consultant of the company fraudulently obtained a patent (U.S. Patent No. 6,732,416) in May 2004 covering appliance recycling methods and systems originally developed by us beginning in 1987 and used in serving more than forty electric utility appliance recycling programs since that time.  In September 2005, we received a legally binding document in which JACO states it will not sue us or any of our customers for violating JACO’s recycling patent.  Therefore, our recycling operations will continue with our current contracts without interruption.  We are continuing to seek a permanent injunction barring JACO from using the patent to market JACO’s recycling services, due to our belief that the patent is invalid and unenforceable.  We are also asking the court for unspecified damages related to charges that JACO, in using the patent to promote its services, has engaged in unfair competition and false and misleading advertising under federal and California statutes. Also, we may incur substantial costs in pursuing this injunction, which could have an adverse effect on our results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the last quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our Common Stock, which trades under the symbol “ARCI,” began trading on the Nasdaq Capital Market on February 22, 2006.  Before that time, the Common Stock was traded as follows:  on the OTC Bulletin Board from September 8, 1998 to February 21, 2006; on the Nasdaq SmallCap Market from February 26, 1997 to September 7, 1998; on the Nasdaq National Market from January 8, 1993 to February 25, 1997; on the Nasdaq SmallCap Market from January 7, 1991 to January 7, 1993; and on the local over-the-counter market before January 7, 1991. The following table sets forth, for the periods indicated, the high and low closing bid quotations for the Common Stock, as reported by the OTC Bulletin Board.  These quotations reflect inter-dealer prices, without retail mark up, mark down or commissions, and may not represent actual transactions.

	High	Low
2004

First Quarter	$3.85	$2.05
Second Quarter	3.45	2.25
Third Quarter	3.05	2.45
Fourth Quarter	4.65	2.55

2005

First Quarter	$4.60	$2.75
Second Quarter	3.75	2.80
Third Quarter	5.20	3.26
Fourth Quarter	6.00	4.05

On March 3, 2006, the last reported sale price of the Common Stock on the Nasdaq Capital Market was $4.95 per share.  As of March 3, 2006, there were approximately 830 beneficial holders of our Common Stock.

We have not paid dividends on our Common Stock and do not presently plan to pay dividends on our Common Stock for the foreseeable future.  Our line of credit limits our ability to pay dividends.

Information concerning securities authorized for issuance under equity compensation plans is included in Part III, Item 12 of this report.

ITEM 6.                                                    SELECTED FINANCIAL DATA

The selected financial information set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Fiscal Years of 2005, 2004 and 2003” and “Item 8. Financial Statements and Supplementary Data.”

Fiscal Years Ended	2005	2004	2003	2002	2001
(In thousands, except
per-share data)

Statement of Operations
Total revenues	$74,893	$52,830	$43,609	$45,720	$43,810
Gross profit	$22,487	$15,543	$11,879	$15,774	$17,329
Operating income (loss)	$(150)	$(1,103)	$(1,776)	$1,742	$4,749
Net income (loss)	$(933)	$(1,314)	$(1,541)	$332	$2,646
Basic earnings (loss) per common share	$(0.22)	$(0.48)	$(0.66)	$0.14	$1.15
Diluted earnings (loss) per common share	$(0.22)	$(0.48)	$(0.66)	$0.11	$0.86
Basic weighted average number of common shares outstanding	4,261	2,722	2,343	2,320	2,291
Diluted weighted average number of common shares outstanding	4,261	2,722	2,343	3,025	3,068

Balance Sheet
Working capital	$3,879	$4,600	$3,446	$5,003	$3,188
Total assets	$24,491	$24,340	$20,833	$20,239	$18,936
Long-term liabilities	$5,216	$5,521	$5,658	$5,797	$4,348
Shareholders’ equity	$5,421	$6,063	$4,209	$5,737	$5,397

QUARTERLY FINANCIAL DATA

The following table sets forth certain unaudited quarterly financial data for the eight quarters ended December 31, 2005.  In our opinion, the unaudited information set forth below has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth herein.  The operating results for any quarter are not indicative of results for any future period.  All data is in thousands except per-common share data.

	Fiscal 2005
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenues	$16,909	$19,142	$20,706	$18,136
Net income (loss)	$(433)	$404	$47	$(951)
Basic earnings (loss) per common share	$(0.10)	$0.09	$0.01	$(0.22)
Diluted earnings (loss) per common share	$(0.10)	$0.09	$0.01	$(0.22)
Basic weighted average number of common shares outstanding	4,144	4,266	4,269	4,269
Diluted weighted average number of common shares outstanding	4,144	4,341	4,388	4,269

	Fiscal 2004
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenues	$11,597	$12,995	$14,543	$13,695
Net income (loss)	$(732)	$(42)	$260	$(800)
Basic earnings (loss) per common share	$(0.31)	$(0.02)	$0.09	$(0.27)
Diluted earnings (loss) per common share	$(0.31)	$(0.02)	$0.08	$(0.27)
Basic weighted average number of common shares outstanding	2,398	2,506	2,986	2,999
Diluted weighted average number of common shares outstanding	2,398	2,506	3,095	2,999

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE FISCAL YEARS 2005, 2004 AND 2003

OVERVIEW

Our 2005 fiscal year (2005) ended December 31, 2005, our 2004 fiscal year (2004) ended January 1, 2005 and our 2003 fiscal year (2003) ended January 3, 2004.  The fiscal years of 2005 and 2004 contain 52 weeks.  The fiscal year of 2003 contains 53 weeks.

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

We expanded our ApplianceSmart operation to thirteen stores in 2005 with one additional facility opening in the fourth quarter.  An ApplianceSmart retail outlet opened in San Antonio, Texas (the second ApplianceSmart store in this market).  Retail revenues accounted for approximately 83% of total revenues in 2005.

We are actively pursuing opportunities to support energy-efficiency programs run by electric utility companies. During 2005, we handled appliance recycling programs for and in the service territories of Southern California Edison (Edison), San Diego Gas & Electric (SDG&E), The United Illuminating Company (UI), The Connecticut Light & Power Company (CL&P), Austin Energy in Austin, Texas, and Wisconsin Public Power.  We are contracted to begin a program starting in April 2006 with Wisconsin Energy Conservation Corporation.

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in the footnotes to the financial statements.  Some of the most critical policies are also discussed below.

Revenue recognition:  We recognize retail revenues when the consumer pays for the appliance with cash, check or credit card and delivery of the appliance has been completed.  We recognize recycling revenue when we collect and process a unit under our recycling contracts.  We recognize byproduct revenue when we receive payment from the scrap metal processor, and when we ship CFCs to a recycler.

We also sell extended warranty agreements to consumers who purchase appliances from ApplianceSmart.  We retain the obligation to provide warranty service for a small number of these agreements.  In these cases, we collect funds at the time the consumer purchases the extended warranty agreement and recognize revenue over the term of the warranty contract, which is usually 12 months.  For the remaining extended warranty agreements we sell, we are not responsible for service costs since the third-party service provider is responsible for them.  In these cases, we recognize revenue at the time of sale, in an amount equal to the sale price paid by the consumer, less a commission we pay to the third-party service provider.  Revenue from the sale of extended warranty agreements is included in retail revenues.

We include shipping and handling charges to customers in retail revenues, which is recognized when the delivery has been completed.  The customer’s payment of shipping and handling charges is deposited into our bank accounts within 48 hours of receipt.  The shipping and handling costs we incur related to shipping and handling charges are included in cost of revenues.

The application of our revenue recognition policy does not involve significant uncertainties and is not subject to accounting estimates or assumptions having significant sensitivity to change.

Product warranty:  Our warranty policy states that we will repair or replace defective units during the warranty period at no cost to our customers.  We are an authorized service provider for Whirlpool, Maytag, Frigidaire and GE.  After we provide service to our customers who purchased an appliance from us, we submit a service reimbursement claim to the appliance manufacturer to cover the costs incurred.  There are a small number of warranties that we offer for which we are responsible for the cost of the service call.  We analyze this information periodically to determine what our potential future expense will be and then record a liability.  Our product warranty policy contains uncertainties because management must estimate the potential future expense for service calls not covered under the authorized service provider agreements with appliance manufacturers.  However, we do not believe the uncertainties relating to management’s estimates would have a material effect on our results of operations.

Trade receivables:  We invoice our recycling customers for services with 30-day payment terms.  Historically we have had very few write-offs of uncollectible invoices.  We also invoice the appliance manufacturers for credits due to us as a result of appliances we receive that do not meet the requirements of our agreement with them.  Some of these receivables have been written-off when credits have not been received from the manufacturer.  Management must apply judgment in determining if any of these receivables will become uncollectible.  This estimate is used to calculate the allowance for doubtful accounts for these receivables.

Inventories:  We value our inventories of appliances at the lower of cost, first-in, first-out (FIFO), or market and establish an inventory reserve, which represents management’s estimate as to the realizability of our appliance inventory.  This inventory reserve contains uncertainties since we must make assumptions and apply judgments regarding inventory aging and adjustments to market.  In making these assumptions and judgments, we review historical aging information and margin analyses.  Our estimates and the adequacy of our inventory reserve could be affected by changes in the market for appliances, including price changes by manufacturers, and such changes could have material effect on our results of operations.

Property and equipment:  We estimate the life of property and equipment based on the use of the item, and estimate the life of leaseholds based on the underlying lease and/or useful life.

Income taxes:  Deferred tax assets are reduced by a valuation allowance when, in the opinion of our management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In establishing a valuation allowance, we must estimate whether and when we will have future taxable income that can be reduced by deferred tax assets.

Stock-based compensation:  Currently, we use the Black-Scholes option pricing model to determine the pro-forma compensation costs presented in Note 1 of our financial statement.  This pricing model requires management to estimate if and when options granted will be exercised.  In determining this estimate, we review historical performance of our stock and stock option exercises.

Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 “Inventory Pricing.”  The amendments made by SFAS No. 151 require that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current-period charges and that fixed production overhead be allocated to inventory costs incurred during fiscal years beginning after June 15, 2005.  We do not expect the adoption of SFAS No. 151 to have a material effect on our consolidated financial statements.

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

We have evaluated the transition methods available and determined that we will adopt the modified prospective transition method in applying FAS 123(R) as of our fiscal year beginning January 1, 2006.  The pro forma net income effect of using the fair value method for the past three fiscal years is presented in Note 1 to the financial statements.  The pro forma compensation costs presented in the table in Note 1 and in our prior filings have been calculated using a Black-Scholes option pricing model.  We will continue to use the Black-Scholes option pricing model to determine the fair value of awards at grant date.  We estimate the expense for fiscal 2006 to be approximately $68,000 based on the value of options outstanding at December 31, 2005 that will vest during 2006. This estimate does not include any expense for options that may be granted and vest during 2006.

In June 2005, FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3.  SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  We do not expect the adoption of SFAS No. 154 to have a material effect on our consolidated financial statements.

REVENUES

Our total revenues for 2005 were $74,893,000 compared to $52,830,000 in 2004.

Retail revenues increased to $62,365,000 in 2005 from $41,847,000 in 2004, an increase of 49% or $20,518,000.  The increase in retail revenues was due primarily to:

1.               Same-store sales increase of approximately 15.6% or $6,500,000 (a sales comparison of nine stores open the full years of 2005 and 2004).

2.               Three stores opened in the fourth quarter of 2004 and operating during 2005 that had an increase in sales of approximately $13,386,000.

3.               One store opened in the fourth quarter of 2005 with sales of approximately $632,000.

Our retail outlets carry a wide range of new in-the-box and special-buy appliances, which include manufacturer closeouts, factory overruns, floor samples, returned or exchanged items, open-carton items, and scratch and dent appliances.  All these appliances are new, not used.  Some are in the carton while others are out of the carton.

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

We operated thirteen retail stores at the end of 2005 and twelve at the end of 2004.  In October 2005, we opened a 37,000-square-foot store in the San Antonio, Texas, market.

Recycling revenues increased to $10,937,000 in 2005 from $9,414,000 in 2004.  The increase was primarily due to the Connecticut recycling program, which did not begin until the end of the second quarter of 2004 but was in operation during all of 2005, and the recycling contracts with Austin Energy and Wisconsin Public Power that began in 2005.  Edison accounted for approximately 9% of our total revenues for 2005 and 2004.

During 2005, we managed recycling operations under five contracts with electric utility companies, each of which was responsible for advertising in its service territory.  We provided services for:

1.               Edison (2004-2005 program)

2.               SDG&E (2005 program)

3.               UI and CL&P (joint 2005 program)

4.               Austin Energy (2005 program)

5.               Wisconsin Public Power Inc. (2005 program)

We have submitted proposals for the continuation of programs with Edison and SDG&E to recycle appliances in their respective territories for the years 2006-2008.  In March 2006, we announced that we had entered into an agreement with Wisconsin Energy Conservation Corporation to begin a program in April 2006.  As of March 1, 2006, we operated processing and recycling centers in Minneapolis; Los Angeles; Waterbury, Connecticut; and Austin, Texas.  We are also aggressively pursuing new appliance recycling programs in these and other states.

Byproduct revenues increased to $1,591,000 in 2005 from $1,569,000 in 2004.  The increase was due primarily to a slight increase of $64,000 in scrap metal revenues, offset by a slight decrease of $42,000 in CFC revenues.

Our total revenues for 2004 were $52,830,000 compared to $43,609,000 in 2003.

Retail revenues increased to $41,847,000 in 2004 from $34,805,000 in 2003, an increase of 20.2% or $7,042,000.  The 2004 increase in retail revenues was due primarily to:

1.               Same-store sales increase of approximately 10% or $2,798,000 (a sales comparison of seven stores open the full years of 2004 and 2003).

2.               Two stores opened during 2003 and operating for the full year 2004 had an increase in sales of approximately $3,666,000.

3.               Three stores opened during 2004, generating sales of approximately $578,000.

We purchased new in-the-box and special-buy appliances from Whirlpool, Maytag, GE and Frigidaire.

We operated twelve retail stores at the end of 2004 and nine at the end of 2003.  In October 2004, we opened a 36,000-square-foot store in the San Antonio market.  In November 2004, we opened an 88,000-square-foot facility in the Atlanta market.  This facility combines a retail store with a regional distribution facility for three of our markets.  On December 31, 2004, we opened a 59,000-square-foot store in the Minneapolis/St. Paul market.

Recycling revenues increased to $9,414,000 in 2004 from $8,014,000 in 2003.  The increase was due primarily to larger total recycling volumes from all our California recycling contracts as well as from units recycled through our recycling contract in Connecticut that began at the end of the second quarter of 2004.  Edison accounted for approximately 9% of our total annual revenues for 2004 and 2003.  During 2004, we managed appliance recycling operations under three contracts with electric utility companies, each of which was responsible for advertising in its service territory.  We provided services for:

1.               Edison (2004-2005 program)

2.               SDG&E (2004 program)

3.               UI and CL&P (joint 2004 program)

During the first eight months of 2003, we recycled appliances under an extension of California’s 2002 Statewide Residential Appliance Recycling Program.  Edison administered the program and customers of Edison, PG&E and SDG&E were eligible to participate.  We were responsible for advertising in the PG&E and SDG&E service territories, while Edison was responsible for advertising in the Edison area.  During the third quarter of 2003, Edison awarded us a contract for the 2003 Statewide Residential Appliance Recycling Program in Edison and SDG&E’s territories.  This contract ended December 31, 2003.

Byproduct revenues increased to $1,569,000 in 2004 from $790,000 in 2003.  The increase was due primarily to:

1.               An increase of approximately $650,000 in scrap metal revenues.

2.               An increase in the volume of CFCs, offset by a decrease in the price of CFCs.

COST OF REVENUE

Cost of revenues includes all costs related to the purchase of inventory, including freight, costs related to receiving and distribution of inventory, and costs related to delivery and service of inventory after it is sold to the consumer.  Also, the costs related to the transportation and processing of units under the recycling programs are included in the cost of revenues.

GROSS PROFIT

Our overall gross profit percentage increased to 30.0% in 2005 from 29.4% in 2004.  The increase was due primarily to an increase of approximately 0.6% in overall gross profit in special-buy appliances.

Gross profit as a percentage of total revenues for future periods can be affected favorably or unfavorably by numerous factors, including:

1.               The mix of retail products we sell.

2.               The prices at which we purchase product from the four manufacturers.

3.               The volume of appliances we receive through our recycling contracts.

4.               The volume and price of byproducts.

We expect gross profit percentages to remain approximately the same for future periods.

Our overall gross profit percentage increased to 29.4% in 2004 from 27.2% in 2003.  The increase was due primarily to:

1.               Improved efficiencies of approximately 0.4% of recycling revenues because of higher volumes from all our recycling contracts.

2.               An increase in gross profit in sales of special-buy appliances of approximately 1.8% of total retail revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were 30.2% of total revenues in 2005 compared to 31.5% in 2004.  Selling, general and administrative expenses increased to $22,637,000 in 2005 from $16,646,000 in 2004, a 36.0% increase.  Selling expenses increased to $15,017,000 in 2005 from $10,795,000 in 2004.  The increase in selling expenses was due primarily to:

1.               The expense of approximately $2,500,000 for operating three additional stores during all of 2005.

2.               An increase in advertising expense of approximately $811,000, which includes a new market compared to the same period in the previous year.

General and administrative expenses increased to $7,620,000 in 2005 from $5,851,000 in 2004.  The increase was due primarily to additional personnel costs associated with operating additional retail stores and recycling contracts and legal costs associated with the legal proceedings discussed in Part I, Item 3, Legal Proceedings, and Note 6 of the Notes to Consolidated Financial Statements.

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

INTEREST EXPENSE

Interest expense increased to $883,000 in 2005 from $777,000 in 2004.  The increase was primarily due to an increase in the interest rate over the prime rate on the line of credit at renewal, an increase in the prime rate on the line of credit and an increase in the amount of borrowings from the line of credit.

Interest expense increased to $777,000 in 2004 from $748,000 in 2003.  The increase was primarily due to an increase in the amount of borrowings from the line of credit.

INCOME TAXES AND NET OPERATING LOSSES

We recorded a benefit for income taxes of $546,000 for 2004, which is due primarily to:

1.               A tax benefit of $600,000 that was a result of a federal income tax credit for a prior carryback claim; and

2.               An income tax refund we received during the second quarter that was greater than the estimated income tax receivable we had recorded, offset by an increase in the deferred tax asset valuation allowance.

We had net operating loss carryovers and credit carryforwards of approximately $9.6 million at December 31, 2005, which may be available to reduce taxable income and, therefore, income taxes payable in future years.  However, future utilization of these loss and credit carryforwards is subject to certain significant limitations under provisions of the Internal Revenue Code.  These include limitations subject to Section 382, which relate to a 50 percent change in control over a three-year period, and are further dependent upon our achieving profitable operations.  We believe that the issuance of Common Stock during 1999 resulted in an “ownership change” under Section 382.  Accordingly, our ability to use net operating loss carryforwards generated prior to February 1999 may be limited to approximately $56,000 per year, or less than $1 million through 2018.

As of our 2005 and 2004 year-ends, we had recorded cumulative valuation allowances of $4,914,000 and $4,445,000, respectively, against our net deferred tax assets due to the uncertainty of their realization.  The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  In the future, when we believe we can reasonably estimate future operating results and these estimated results reflect taxable income, the amount of deferred tax assets considered reasonable could be adjusted by a reduction in the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2005, we had working capital of $3,879,000 compared to $4,600,000 at January 1, 2005.  Cash and cash equivalents decreased to $2,095,000 at December 31, 2005 from $4,362,000 at January 1, 2005.  Net cash used in operating activities was $2,149,000 in 2005 compared to net cash provided by operating activities of $267,000 in 2004.  The cash used in operating activities was due primarily to an increase in inventories and accounts receivable, offset by a decrease in the net loss.  During 2005, inventories increased by $1,746,000 due primarily to operating three additional stores during all of 2005 as compared to the prior year.  Accounts receivable increased by $862,000 due primarily to an increase in the volume of units recycled in December 2005.

Net cash used in investing activities was $517,000 in 2005 compared to $659,000 in 2004.  The cash used in investing activities in 2005 was primarily related to continued development of our enterprise-wide software and building improvements primarily related to the opening of a recycling center in Austin, Texas, and a second retail store in the San Antonio, Texas, market during October 2005.  The cash used in investing activities in 2004 was primarily related to continued development of our enterprise-wide software and leasehold improvements related to opening four locations in 2004.  We did not have any material purchase commitments for assets as of December 31, 2005.

Net cash provided by financing activities was $399,000 in 2005 compared to $3,558,000 in 2004.  The cash provided by financing activities in 2005 was due primarily to increased borrowing under the line of credit and stock option exercises, offset by payments on long-term obligations.  The cash provided by financing activities in 2004 was due primarily to a private placement we completed in late December 2004, which provided net proceeds of $3,134,000.

As of December 31, 2005, we had an $8 million line of credit with a lender.  The interest rate on the line as of December 31, 2005 was prime plus 2.95 percentage points (10.20%).  The amount of borrowings available under the line of credit is based on a formula using receivables and inventories.  Our unused borrowing capacity was $932,000 at December 31, 2005.  The line of credit has a stated maturity date of December 31, 2007, if not renewed, and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time.  The line of credit is secured by substantially all our assets and requires minimum monthly interest payments of $37,500, regardless of the outstanding principal balance.  The lender is also secured by an inventory repurchase agreement with Whirlpool Corporation for purchases from Whirlpool only.  The line requires that we meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt we can incur, limits the amount of spending on fixed assets, and limits payments of dividends.  At December 31, 2005, we were in violation of the covenant related to reaching a minimum annual level of net income and the covenant related to a minimum level of tangible net worth.  On March 17, 2006, the lender waived these violations.

A summary of our contractual cash obligations at December 31, 2005 is as follows:

Contractual	Cash Payments Due by Period
Cash Obligations	Total	2006	2007	2008	2009	2010	2011 and Thereafter
Long-term debt, including interest	$7,119,000	$558,000	$549,000	$494,000	$489,000	$489,000	$4,540,000
Operating leases	$12,977,000	$2,493,000	$2,228,000	$1,979,000	$1,288,000	$862,000	$4,127,000
Total contractual cash obligations	$20,096,000	$3,051,000	$2,777,000	$2,473,000	$1,777,000	$1,351,000	$8,667,000

We also have a commercial commitment as described below:

Other Commercial Commitment	Total Amount Committed	Outstanding at 12/31/05	Date of Expiration
Line of credit	$8,000,000	$6,125,000	December 31, 2007

In March 2006, we entered into a purchase agreement for the sale of our headquarters facility in Minneapolis, MN for approximately $6.0 million.  The pending transaction is expected to close in mid-May, after which time we will lease this facility for a limited period from the buyer until we move to a new location.  Approximately $3.0 million of the net proceeds from the pending sale will be used to pay off the mortgage on the current headquarters facility with the remaining proceeds to be used for working capital.

We believe, based on the anticipated sales per retail store, the anticipated revenues from our recycling contracts and our anticipated gross profit, that our cash balance, anticipated funds generated from operations and our current line of credit will be sufficient to finance our operations and capital expenditures through December 2006.  Our total capital requirements for 2006 will depend upon, among other things as discussed below, the number and size of retail stores operating during the fiscal year and the recycling volumes generated from the recycling contracts in 2006.  Currently, we have thirteen stores and four centers in operation.  If revenues are lower than anticipated or expenses are higher than anticipated, we may require additional capital to finance operations.  Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (common or preferred stock) or other securities.  There can be no assurance that such additional sources of financing will be available on terms satisfactory to us or permitted by our current lender.

FORWARD-LOOKING STATEMENTS

Statements contained in this annual report regarding our future operations, performance and results, and anticipated liquidity discussed herein are forward-looking and therefore are subject to certain risks and uncertainties, including, but not limited to, those discussed herein.  Any forward-looking information regarding our operations will be affected primarily by our continued ability to purchase product from Whirlpool, Maytag, Frigidaire and GE at acceptable prices and the ability and timing of utility companies to deliver units under their recycling contracts with us.  In addition, any forward-looking information will also be affected by the ability of individual retail stores to meet planned revenue levels, the rate of growth in the number of retail stores, the speed at which individual retail stores reach profitability, costs and expenses being realized at higher than expected levels, our ability to secure an adequate supply of special-buy appliances for resale, and the continued availability of our current line of credit.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MARKET RISK AND IMPACT OF INFLATION

We do not believe there is any significant risk related to interest rate fluctuations on the long-term fixed-rate debt.  However, there is interest rate risk on the line of credit, since our interest rate floats with prime, and on approximately $3,100,000 in long-term debt entered into in September 2002, since our interest rate is based on the 30-day LIBOR rate.  Based on average floating rate borrowings of $9,243,000, a one-percent change in the applicable rate would have caused our interest expense to change by approximately $92,000.  Also, we believe that inflation has not had a material impact on the results of operations for each of the fiscal years in the three-year period ended December 31, 2005.  However, there can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

Appliance Recycling Centers of America, Inc. and Subsidiaries

Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheet of Appliance Recycling Centers of America, Inc. and Subsidiaries as of December 31, 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Appliance Recycling Centers of America, Inc. and Subsidiaries as of December 31, 2005 and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota
February 21, 2006, except as to Note 3 and Note 10 as to which the date is March 17, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Appliance Recycling Centers of America, Inc. and Subsidiaries

Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheet of Appliance Recycling Centers of America, Inc. and Subsidiaries as of January 1, 2005, and the related consolidated statement of operations, shareholders’ equity and cash flows for each of the years in the two-year period ended January 1, 2005.  Our audit also included the financial schedule listed in the index at Item 15.  These consolidated financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Appliance Recycling Centers of America, Inc. and Subsidiaries as of January 1, 2005, and the results of their operations and their cash flows for each of the years in the two-year period ended January 1, 2005, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule when considered in relation to the basic financial statements, taken as a whole, presents fairly in all material respects the information set therein.

/s/ MCGLADREY & PULLEN, LLP

Minneapolis, Minnesota
February 18, 2005, except for Note 3 of the January 1, 2005 consolidated financial statements as to which the date is March 15, 2005.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 31,	January 1,
	2005	2005

ASSETS (Note 3)

Current Assets
Cash	$2,095,000	$4,362,000
Accounts receivable, net of allowance of $252,000 and $102,000, respectively (Note 9)	2,896,000	2,034,000
Inventories, net of reserves of $379,000 and $385,000, respectively	11,900,000	10,154,000
Deferred income taxes (Note 7)	393,000	468,000
Other current assets	449,000	338,000
Total current assets	17,733,000	17,356,000
Property and Equipment, at cost (Notes 2 and 4)
Land	2,050,000	2,050,000
Buildings and improvements	4,501,000	4,338,000
Equipment	6,299,000	5,928,000
	12,850,000	12,316,000
Less accumulated depreciation	6,798,000	5,982,000
Net property and equipment	6,052,000	6,334,000
Other Assets	356,000	300,000
Restricted Cash	350,000	350,000
Total assets	$24,491,000	$24,340,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Line of credit (Note 3)	$6,125,000	$5,415,000
Current maturities of long-term obligations	262,000	615,000
Accounts payable	3,868,000	3,889,000
Accrued expenses (Note 5)	3,541,000	2,779,000
Income taxes payable	58,000	58,000
Total current liabilities	13,854,000	12,756,000
Long-Term Obligations, less current maturities (Note 4)	4,823,000	5,053,000
Deferred Income Tax Liabilities (Note 7)	393,000	468,000
Total liabilities	19,070,000	18,277,000
Commitments and Contingencies (Note 6)
Shareholders’ Equity (Note 8)
Common Stock, no par value; authorized 10,000,000 shares; issued and outstanding 4,320,000 and 4,136,000 shares, respectively	14,840,000	14,549,000
Accumulated deficit	(9,419,000)	(8,486,000)
Total shareholders’ equity	5,421,000	6,063,000
Total liabilities and shareholders’ equity	$24,491,000	$24,340,000

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	For the fiscal year ended
	December 31,	January 1,	January 3,
	2005	2005	2004
Revenues (Note 9)
Retail	$62,365,000	$41,847,000	$34,805,000
Recycling	10,937,000	9,414,000	8,014,000
Byproduct	1,591,000	1,569,000	790,000

Total revenues	74,893,000	52,830,000	43,609,000

Cost of Revenues (Note 9)	52,406,000	37,287,000	31,730,000

Gross profit	22,487,000	15,543,000	11,879,000

Selling, General and Administrative Expenses (Note 2)	22,637,000	16,646,000	13,655,000

Operating loss	(150,000)	(1,103,000)	(1,776,000)

Other Income (Expense)
Other income (expense)	68,000	20,000	(5,000)
Interest income	32,000	—	12,000
Interest expense	(883,000)	(777,000)	(748,000)

Loss before benefit of income taxes	(933,000)	(1,860,000)	(2,517,000)

Benefit of Income Taxes (Note 7)	—	(546,000)	(976,000)

Net loss	$(933,000)	$(1,314,000)	$(1,541,000)

Basic Loss per Common Share	$(0.22)	$(0.48)	$(0.66)

Diluted Loss per Common Share	$(0.22)	$(0.48)	$(0.66)

Weighted Average Number of Common Shares Outstanding:
Basic	4,261,000	2,722,000	2,343,000
Diluted	4,261,000	2,722,000	2,343,000

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance, December 28, 2002	2,324,000	$11,368,000	$(5,631,000)	$5,737,000
Exercise of warrants (Note 8)	20,000	13,000	—	13,000
Cashless exercise of warrants (Note 8)	20,000	—	—	—
Net loss		—	(1,541,000)	(1,541,000)

Balance, January 3, 2004	2,364,000	11,381,000	(7,172,000)	4,209,000
Exercise of stock options (Note 8)	16,000	16,000	—	16,000
Exercise of warrants (Note 8)	30,000	18,000	—	18,000
Cashless exercise of warrants (Note 8)	576,000	—	—	—
Issuance of Common Stock, net of offering costs of $316,000 (Note 8)	1,150,000	3,134,000	—	3,134,000
Net loss		—	(1,314,000)	(1,314,000)

Balance, January 1, 2005	4,136,000	14,549,000	(8,486,000)	6,063,000
Exercise of stock options (Note 8)	179,000	365,000	—	365,000
Exercise of warrant (Note 8)	5,000	3,000	—	3,000
Stock issuance costs		(77,000)	—	(77,000)
Net loss		—	(933,000)	(933,000)

Balance, December 31, 2005	4,320,000	$14,840,000	$(9,419,000)	$5,421,000

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the fiscal year ended
	December 31,	January 1,	January 3,
	2005	2005	2004
Cash Flows from Operating Activities
Net loss	$(933,000)	$(1,314,000)	$(1,541,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	818,000	658,000	611,000
Loss on sale of property and equipment	—	—	5,000
Deferred income taxes	—	117,000	—
Change in assets and liabilities:
Receivables	(862,000)	(147,000)	(758,000)
Inventories	(1,746,000)	(816,000)	(1,022,000)
Other current assets	(111,000)	(184,000)	(73,000)
Other assets	(56,000)	(40,000)	62,000
Accounts payable and accrued expenses	741,000	1,691,000	775,000
Income taxes refundable or payable	—	302,000	(450,000)
Net cash provided by (used in) operating activities	(2,149,000)	267,000	(2,391,000)

Cash Flows from Investing Activities
Purchases of property and equipment	(517,000)	(659,000)	(558,000)
Net cash used in investing activities	(517,000)	(659,000)	(558,000)

Cash Flows from Financing Activities
Net borrowings under line of credit	710,000	326,000	1,574,000
Payments on long-term obligations	(602,000)	(236,000)	(244,000)
Proceeds from short-term obligations	—	300,000	—
Proceeds from stock option exercises	365,000	16,000	—
Proceeds from warrant exercises	3,000	18,000	13,000
Payments of stock placement costs	(77,000)	—	—
Net proceeds from issuance of Common Stock	—	3,134,000	—
Net cash provided by financing activities	399,000	3,558,000	1,343,000

Increase (decrease) in cash and cash equivalents	(2,267,000)	3,166,000	(1,606,000)

Cash and Cash Equivalents
Beginning	4,362,000	1,196,000	2,802,000
Ending	$2,095,000	$4,362,000	$1,196,000

Supplemental Disclosures of Cash Flow Information
Cash payments (receipts) relative to:
Interest	$894,000	$777,000	$748,000
Income taxes, net	6,000	(967,000)	(527,000)

Equipment acquired under capital lease	$19,000	$155,000	$10,000

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature of Business and Significant Accounting Policies

Nature of business:  Appliance Recycling Centers of America, Inc. and our subsidiaries are in the business of providing reverse logistics, energy conservation and recycling services for major household appliances.  We sell appliances through a chain of company-owned factory outlet stores under the name ApplianceSmart®.  We also provide recycling services on a credit basis to appliance retailers and electric utilities.

A summary of our significant accounting policies is as follows:

Principles of consolidation:  The consolidated financial statements include the accounts of Appliance Recycling Centers of America, Inc. and our subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

During the second quarter of 2003, we became a majority (60%) owner in North America Appliance Company, LLC (NAACO).  NAACO was formed and commenced operations in June 2003 and is a retailer of special-buy appliances in Texas.  Because NAACO has a net shareholders’ deficit, no minority interest has been recognized on our consolidated balance sheet, and 100% of NAACO’s operations are included in our consolidated financial statements for the years of 2005, 2004 and 2003.

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

Fiscal year:  We use a 52-53 week fiscal year.  Our 2005 fiscal year (2005) ended December 31, 2005, our 2004 fiscal year (2004) ended January 1, 2005, and our 2003 fiscal year (2003) ended January 3, 2004.  The 2005 fiscal year and the 2004 fiscal year contain 52 weeks.  The 2003 fiscal year contains 53 weeks.

Revenue recognition:  We recognize revenue from appliance sales in the period the consumer purchases and pays for the appliances and delivery of the appliance has been completed, net of allowance for estimated returns.  We recognize revenue from appliance recycling when we collect and process a unit.  We recognize byproduct revenue upon shipment.

We defer revenue under certain appliance extended warranty arrangements we sell and service and recognize the revenue over the related terms of the warranty contracts.  On extended warranty arrangements we sell but others service for a fixed portion of the warranty sales price, we recognize revenue for the net amount retained at the time of sale of the extended warranty to the consumer.

We include shipping and handling charges to customers in revenues, which are recognized when delivery has been completed.  Shipping and handling costs that we incur are included in cost of revenues.

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

Changes in our warranty liability reserve are as follows:

	2005	2004	2003
Balance, beginning	$35,000	$54,000	$82,000
Standard accrual based on units sold	58,000	76,000	164,000
Actual costs incurred	(3,000)	(53,000)	(133,000)
Periodic accrual adjustments	(63,000)	(42,000)	(59,000)
Balance, ending	$27,000	$35,000	$54,000

Trade receivables:  We carry trade receivables at original invoice amount less an estimate made for doubtful receivables based on a monthly review of all outstanding amounts.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions.  We write off trade receivables when we deem them uncollectible.  We record recoveries of trade receivables previously written off when we receive them.  We consider a trade receivable to be past due if any portion of the receivable balance is outstanding for more than 90 days.  We do not charge interest on past due receivables.  Our management considers the reserve for doubtful accounts of $252,000 and $102,000 to be adequate to cover any exposure to loss in our December 31, 2005 and January 1, 2005 accounts receivable, respectively.

Cash:  We maintain our cash in bank deposit and money-market accounts which, at times, exceed federally insured limits.  We have not experienced any losses in such accounts.

Restricted cash:  In connection with our consumer credit card processing arrangements, we are required to maintain a cash balance that is restricted.  At December 31, 2005, we were required to maintain a balance of $350,000, which is reflected in the consolidated balance sheet as long-term restricted cash.  During October 2005, our credit card processing was transferred to a different processor.  This new processor does not require us to maintain a cash balance that is restricted.  The former processor required us to maintain the restricted cash balance for 90 days after we ceased using the former credit card processor.  In January 2006, $300,000 of the restricted cash balance was released and refunded to us.  The remaining $50,000 will be released later in 2006.

Inventories:  Inventories, consisting principally of appliances, are stated at the lower of cost, first-in, first-out (FIFO), or market and consist of:

	2005	2004
Finished goods	$12,279,000	$10,539,000
Less reserves	(379,000)	(385,000)
	$11,900,000	$10,154,000

We provide estimated reserves for the realizability of our appliance inventories, including adjustments to market, based on various factors including the age of such inventory and our management’s assessment of the need for such allowances.  We look at historical inventory agings and margin analysis in determining our reserve estimate.  We believe the reserve of $379,000 and $355,000 as of December 31, 2005 and January 1, 2005, respectively, is adequate.

Property and equipment:  We compute depreciation using straight-line and accelerated methods over the following estimated useful lives:

Years
Buildings and improvements	18 – 30
Equipment	3 – 8

We amortize leasehold improvements on a straight-line basis over the shorter of their estimated useful lives or the underlying lease term.

We did not identify any items that were impaired as of December 31, 2005.

Software development costs:  We capitalize software developed for internal use in accordance with Statement of Position 98-1 and are amortizing such costs over their estimated useful life of five years.  Costs capitalized were $230,000, $220,000 and $255,000 for the fiscal years of 2005, 2004 and 2003, respectively.  Amortization expense on software development costs was $246,000, $212,000 and $164,000 for the fiscal years 2005, 2004 and 2003, respectively.  Estimated amortization expenses are $231,000, $163,000, $113,000, $67,000 and $37,000 for the fiscal years 2006, 2007, 2008, 2009 and 2010, respectively.

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

Advertising expense:  Advertising is expensed as incurred and was $3,164,000, $2,353,000 and $1,545,000 for the 2005, 2004 and 2003 fiscal years, respectively.

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

Basic and diluted net loss per share:  Basic per-share amounts are computed, generally, by dividing net loss by the weighted-average number of common shares outstanding.  Diluted per-share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless their effect is antidilutive, thereby reducing the loss or increasing the income per common share.

In arriving at diluted weighted-average shares and per-share amounts, we included options and warrants (see Note 8) with exercise prices below average market prices, for the respective fiscal quarters in which they were dilutive, using the treasury stock method.  We calculated the number of additional shares by assuming the outstanding stock options and warrants were exercised and that the proceeds from such exercises were used to acquire Common Stock at the average market price during the year.  Because the effect of options and warrants on 2005, 2004 and 2003 is antidilutive, they were not included in the computation of per-share amounts.

Stock-based compensation:  We regularly grant options to our employees under various plans as described in Note 8.  As permitted under accounting principles generally accepted in the United States of America, these grants are accounted for following APB Opinion No. 25 and related interpretations.  Accordingly, compensation cost would be recognized for those grants where the exercise price is less than the fair market value of the stock on the date of grant.  We recorded no compensation expense for employee grants for fiscal years 2005, 2004 and 2003 because the market price and exercise price of the grants were the same on the day of grant.

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”  SFAS No. 148 is an amendment to SFAS No. 123, providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  SFAS No. 148 also provides required additional disclosures about the method of accounting for stock-based employee compensation.  We adopted the annual disclosure provision of SFAS No. 148 during the year ended January 3, 2004.  We chose not to adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation, pursuant to SFAS No. 148.

Had compensation cost for all employee stock-based compensation grants and warrants issued been determined based on the fair values at the grant date consistent with the provisions of SFAS No. 123 and 148, our net loss and net loss per basic and diluted common share would have been as indicated below.

	2005	2004	2003
Net income (loss):
As reported	$(933,000)	$(1,314,000)	$(1,541,000)
Deduct pro forma stock-based compensation	(85,000)	(46,000)	(52,000)
Pro forma	$(1,018,000)	$(1,360,000)	$(1,593,000)
Basic earnings (loss) per share:
As reported	$(0.22)	$(0.48)	$(0.66)
Pro forma	$(0.24)	$(0.50)	$(0.68)
Diluted earnings (loss) per share:
As reported	$(0.22)	$(0.48)	$(0.66)
Pro forma	$(0.24)	$(0.50)	$(0.68)

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

We will be required to apply FAS 123(R) starting January 1, 2006, the beginning of our 2006 fiscal year.  FAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition.  Under the modified prospective transition method, an entity would use the fair value based accounting method for all employee awards granted, modified or settled after the effective date.  As of the effective date, compensation cost related to the nonvested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123; that is, an entity would not remeasure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date of FAS 123(R).  An entity will have the further option to either apply the Statement to only the quarters in the period of adoption and subsequent periods, or to all quarters in the fiscal year of adoption.  Under the modified retrospective method of transition, an entity would revise its previously issued financial statements to recognize employee compensation cost for prior periods presented in accordance with the original provisions of Statement No. 123.

We have evaluated the transition methods available and determined that we will adopt the modified prospective transition method in applying FAS 123(R) as of our fiscal year beginning January 1, 2006.  The pro forma net income effect of using the fair value method for the past three fiscal years is presented in the table above.  The pro forma compensation costs presented in the table above and in our prior filings have been calculated using a Black-Scholes option pricing model.  We will continue to use the Black-Scholes option pricing model to determine the fair value of awards at grant date.  We estimate the expense for fiscal 2006 to be approximately $68,000, based on the value of options outstanding at December 31, 2005 that will vest during 2006.  This estimate does not include any expense for options that may be granted and vest during 2006.

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

Estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant items subject to estimates and assumptions include the valuation allowances for accounts receivable, inventories and deferred tax assets.  Actual results could differ from those estimates.

Recently issued accounting pronouncements:  The following items represent accounting standards that have recently been issued.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 “Inventory Pricing.”  The amendments made by SFAS No. 151 require that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current-period charges and that fixed production overhead be allocated to inventory costs incurred during fiscal years beginning after June 15, 2005.  We do not expect the adoption of SFAS No. 151 to have a material effect on our consolidated financial statements.

In June 2005, FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3.  SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  We do not expect the adoption of SFAS No. 154 to have a material effect on our consolidated financial statements.

Note 2.  Market Closings and Loss on Impaired Assets

In February 2003, we closed a retail store in the Minneapolis market that resulted in no closing costs.

In March 2003, we closed a retail store in the Dayton, Ohio, market and wrote off leasehold improvements of approximately $26,000.

Note 3.  Line of Credit

At December 31, 2005, we had an $8 million line of credit with a lender.  The interest rate on the line as of December 31, 2005 was prime plus 2.95 percentage points (10.20%).  The amount of borrowings available under the line of credit is based on a formula using receivables and inventories.  Our unused borrowing capacity under this line was $932,000 at December 31, 2005.  The line of credit has a stated maturity date of December 31, 2007, if not renewed, and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time.  The line of credit is secured by substantially all our assets and requires minimum monthly interest payments of $37,500, regardless of the outstanding principal balance.  The lender is also secured by an inventory repurchase agreement with Whirlpool Corporation for purchases from Whirlpool only.  The loan requires that we meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt we can incur, limits the amount of spending on fixed assets, and limits payments of dividends.  At December 31, 2005, we were in violation of the covenant related to reaching a minimum annual level of net income and a covenant related to a minimum level of tangible net worth.  On March 17, 2006, the lender waived these violations.

Note 4.  Long-Term Obligations

Long-term obligations consisted of the following:

	2005	2004
Adjustable rate mortgage based on the 30-day LIBOR rate adjusted annually each September (3.86% as of September 30, 2005) plus 2.7%, monthly payments include interest and principal, and are based on a 20-year amortization, due October 2012, secured by land and building	$3,118,000	$3,216,000
6.85% mortgage, due in monthly installments of $15,326, including interest, due January 2013, secured by land and building	1,849,000	1,904,000
13.00% note payable, due in monthly interest payments of $541 with balance due September 2005, secured by equipment	—	50,000
Other, primarily capital leases (see below)	118,000	498,000
	5,085,000	5,668,000
Less current maturities	262,000	615,000
	$4,823,000	$5,053,000

The future annual maturities of long-term obligations are as follows:

Fiscal year
2006	$262,000
2007	249,000
2008	211,000
2009	217,000
2010	229,000
2011 and thereafter	3,917,000
$5,085,000

Capital leases:  We lease certain equipment under capital leases.  The cost of the equipment was approximately $314,000 and $295,000 at December 31, 2005 and January 1, 2005, respectively.  Accumulated amortization at December 31, 2005 and January 1, 2005 was approximately $183,000 and $166,000, respectively.

The following is a schedule by years of approximate remaining minimum payments required under the leases, together with the present value at December 31, 2005:

Fiscal Year
2006	$68,000
2007	60,000
2008	5,000
Total minimum lease payments	$133,000

Less amount representing interest	15,000
Less current portion	60,000
Long-term portion	$58,000

Note 5.  Accrued Expenses

Accrued expenses were as follows:

	2005	2004
Compensation and benefits	$1,339,000	$1,083,000
Warranty expense	27,000	35,000
Accrued recycling incentive checks	1,110,000	909,000
Other	1,065,000	752,000
	$3,541,000	$2,779,000

Note 6.  Commitments and Contingencies

Operating leases:  We lease certain of our retail stores and recycling center facilities and equipment under noncancelable operating leases.  The leases require the payment of taxes, maintenance, utilities and insurance.

Minimum future rental commitments under noncancelable operating leases as of December 31, 2005 are as follows:

Fiscal Year
2006	$2,493,000
2007	2,228,000
2008	1,979,000
2009	1,288,000
2010	862,000
2011 and thereafter	4,127,000
$12,977,000

Rent expense for fiscal years 2005, 2004 and 2003 was $2,995,000, $1,957,000 and $1,686,000, respectively.

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

Note 7.  Income Taxes

The provision for (benefit of) income taxes consisted of the following:

	2005	2004	2003
Current:
Federal	$—	$(663,000)	$(976,000)
Deferred	—	117,000	—
	$—	$(546,000)	$(976,000)

A reconciliation of our income tax expense with the federal statutory tax rate is shown below:

	2005	2004	2003
Income tax expense (benefit) at statutory rate	$(343,000)	$(639,000)	$(856,000)
State taxes net of federal tax effect	(61,000)	(117,000)	(152,000)
Permanent differences and other	(65,000)	13,000	(42,000)
Federal income tax credit attributable to carryback claim	—	(673,000)	—
Change in valuation allowance	469,000	870,000	74,000
	$—	$(546,000)	$(976,000)

The components of net deferred tax assets are as follows:

	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$4,668,000	$4,228,000
Federal and state tax credits	269,000	269,000
Reserves	302,000	355,000
Accrued expenses	157,000	164,000
Other	12,000	57,000
Net deferred tax assets	$5,408,000	$5,073,000
Valuation allowance	(4,914,000)	(4,445,000)
	$494,000	$628,000
Deferred tax liabilities:
Prepaid expenses	$71,000	$56,000
Property and equipment	423,000	572,000
Net deferred taxes	$494,000	$628,000

The deferred tax amounts mentioned above have been classified in the accompanying balance sheet as follows:

	2005	2004
Current assets	$393,000	$468,000
Non-current liabilities	(393,000)	(468,000)
	$—	$—

At December 31, 2005, we had a valuation allowance against deferred tax assets to reduce the total to an amount our management believes is appropriate.  Realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  The valuation allowance increased in the current year primarily as a result of net operating losses generated during the year in which we have provided a valuation allowance.  In the future when we believe we can reasonably estimate future operating results and those estimated results reflect taxable income, the amount of deferred tax assets considered reasonable could be adjusted by a reduction of the valuation allowance.

At December 31, 2005, we had NOL carryforwards expiring as follows:

Expiration	Amount
2011	$3,185,000	*
2012	$1,144,000	*
2013	$2,645,000	*
2018	$166,000
2019	$1,533,000

* These carryforward amounts may be limited under provisions of Section 382 of the Internal Revenue Code.

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

The pro forma fair value of each option grant as presented in Note 1 to the financial statements is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2005	2004	2003
Expected dividend yield	—	—	—
Expected stock price volatility	77.7%	78.5%	79.5%
Risk-free interest rate	3.2%	2.1%	0.9%
Expected life of options (years)	6.75	2	2

Additional information relating to all outstanding options is as follows:

		Weighted Average
	Shares	Exercise Price
Outstanding at December 28, 2002	437,000	$2.16
Granted	15,000	$1.60
Cancelled	(44,000)	$3.06
Outstanding at January 3, 2004	408,000	$2.04
Granted	15,000	$3.25
Exercised	(16,000)	$0.90
Cancelled	(55,000)	$1.92
Outstanding at January 1, 2005	352,000	$2.09
Granted	93,000	$3.08
Exercised	(179,000)	$2.04
Cancelled	(3,000)	$3.93
Outstanding at December 31, 2005	263,000	$2.45

The weighted average fair value per option of options granted during fiscal years 2005, 2004 and 2003 was $2.06, $1.41 and $0.69, respectively.

The following tables summarize information about stock options outstanding as of December 31, 2005:

OPTIONS OUTSTANDING

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$4.05 to $4.30	40,000	6.60	$4.10
$2.43 to $3.25	118,000	5.78	$2.91
$1.38 to $2.00	70,000	4.93	$1.64
$0.59 to $0.75	35,000	2.37	$0.64
	263,000		$2.45

OPTIONS EXERCISABLE

Range of Exercise Prices	Number of Options Exercisable	Weighted Average Exercise Price
$4.05 to $4.30	30,000	$4.11
$2.43 to $3.25	50,000	$2.79
$1.38 to $2.00	70,000	$1.64
$0.59 to $0.75	35,000	$0.64
	185,000	$2.16

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

In February 1999, in connection with a private placement, we issued warrants to purchase 83,000 shares of Common Stock at $0.50 per share, subject to adjustment.  During 2002, 4,000 warrants were exercised, resulting in the issuance of 3,506 shares of Common Stock.  During 2003, 26,000 warrants were exercised, resulting in the issuance of 20,326 shares of Common Stock.  During 2004, the remaining 53,000 warrants were exercised, resulting in the issuance of 44,061 shares of Common Stock.

In March 1999, we issued to a board member at that time 5,000 warrants to purchase our Common Stock at $0.625 per share, the market value of our stock at the date of grant.  During 2005, this warrant was exercised, resulting in the issuance of 5,000 shares of Common Stock.

In April 1999, we issued to a vendor 50,000 warrants to purchase Common Stock at $0.625 per share.  In February 2003, 20,000 warrants were exercised, resulting in the issuance of 20,000 shares of Common Stock.  In March 2004, the remaining 30,000 warrants were exercised, resulting in the issuance of 30,000 shares of Common Stock.

Preferred stock:  Our amended Articles of Incorporation authorize two million shares of Preferred Stock that may be issued from time to time in one or more series having such rights, powers, preferences and designations as the Board of Directors may determine.  To date no such preferred shares have been issued.

Private placement:  In December 2004, we sold in a private placement 1,150,000 shares of Common Stock at a price of $3.00 per share.  We incurred offering costs of $316,000 in 2004 and $77,000 in 2005.  The net proceeds were used to repay certain indebtedness, to purchase inventory and for future growth.

Note 9.  Major Customers and Suppliers

Revenues from our major recycling customers as a percentage of total revenues are as follows:

	2005	2004	2003
Revenue percentage:
Customer A	9%	9%	9%

We had a receivable from Customer A of $1,307,000 as of December 31, 2005 and $505,000 as of January 1, 2005.

During the three-year period ended December 31, 2005, we purchased a vast majority of appliances for resale from four suppliers.  We have and are continuing to secure other vendors from which to purchase appliances.  However, the curtailment or loss of one of these suppliers or any appliance supplier could adversely affect our operations.

Note 10.  Subsequent Event

In March 2006, we entered into a purchase agreement for the sale of our headquarters facility in Minneapolis, MN, for approximately $6.0 million.  The pending transaction is expected to close in mid-May, after which time we will lease this facility for a limited period from the buyer until we move to a new location.  Approximately $3.0 million of the net proceeds from the pending sale will be used to pay off the mortgage on the current headquarters facility.

ITEM 9.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the year ended December 31, 2005, we changed our accountants to Virchow Krause & Company, LLP, which was reported on Form 8-K filed April 1, 2005.  During the two most recent fiscal years and through the effective date of the change of accountants, there were no disagreements between us and our prior accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of the prior accountants, would have caused them to make reference thereto in their report on the financial statements for such fiscal years.

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

We also maintain a system of internal accounting controls designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our policies and procedures are followed.  There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2005, or thereafter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management, under the supervision and with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report and have concluded that these controls and procedures were effective as of December 31, 2005, with the exception noted below.

Our CEO and CFO became aware of a deficiency in our internal controls in the area of retail sales revenue recognition.  This deficiency constituted a “reportable condition” but not a “material weakness” in our internal controls over financial reporting.  This deficiency did not affect the accuracy of our consolidated financial statements included in this report as the amounts were evaluated and determined not to be material.

We have discussed this deficiency with our Audit Committee and our auditors.  Our management has begun to implement the changes necessary to address this deficiency.

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

Information regarding directors and executive officers of the company is set forth under the headings “Nominees” and “Information Concerning Officers and Key Employees Who Are Not Directors” and “Section 16 (a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2006 Annual Meeting of Shareholders to be held May 4, 2006, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation is set forth under the headings “Executive Compensation” and “Stock Options Granted and Exercised in Last Fiscal Year” in our Proxy Statement for our 2006 Annual Meeting of Shareholders to be held May 4, 2006, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is set forth under the heading “Common Stock Ownership” in our Proxy Statement for our 2006 Annual Meeting of Shareholders to be held May 4, 2006, and is incorporated herein by reference.

The following table gives aggregate information under our equity compensation plans as of December 31, 2005:

	(a)	(b)	(c)
	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by stockholders	263,000	$2.45	150,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is set forth under the headings “Nominees” and “Information Concerning Officers and Key Employees Who Are Not Directors” and “Certain Relationships and Transactions” in our Proxy Statement for our 2006 Annual Meeting of Shareholders to be held May 4, 2006, and is incorporated herein by reference.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services is set forth under the heading “Fees Paid to Auditors by the Company During Most Recent Fiscal Years” in our Proxy Statement for our 2006 Annual Meeting of Shareholders to be held May 4, 2006, and is incorporated herein by reference.

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

See Index to Financial Statements under Item 8 of this report.

2.                                     Financial Statement Schedule

To the Board of Directors

Appliance Recycling Centers of America, Inc. and Subsidiaries

Minneapolis, Minnesota

Our audit was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and was made for the purpose of forming an opinion on the basic consolidated financial statements of Appliance Recycling Centers of America, Inc. and Subsidiaries taken as a whole.  The supplemental Schedule II is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a part of the basic consolidated financial statements.  This schedule has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

VIRCHOW KRAUSE & COMPANY

Minneapolis, Minnesota

February 21, 2006

Schedule II - Valuation and Qualifying Accounts

	Accounts Receivable	Inventory
	Allowance	Allowance
Balance, January 1, 2005	$102,000	$385,000
Additional allowance	150,000	312,000
Writeoffs/adjustments	—	(318,000)
Balance, December 31, 2005	$252,000	$379,000

Schedule II - Valuation and Qualifying Accounts – See report from McGladrey & Pullen, LLP on page 31.

	Accounts Receivable	Inventory
	Allowance	Allowance
Balance, December 28, 2002	$26,000	$548,000
Additional allowance	100,000	148,000
Write-offs/adjustments	(9,000)	(372,000)
Balance, January 3, 2004	$117,000	$324,000
Additional allowance	228,000	258,000
Writeoffs/adjustments	(243,000)	(197,000)
Balance, January 1, 2005	$102,000	$385,000

3.             Exhibits

See Index to Exhibits on page 53 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

Dated: March 24, 2006	APPLIANCE RECYCLING CENTERS OF
AMERICA, INC.
(Registrant)

	By	/s/ Edward R. Cameron
Edward R. Cameron
President and Chief Executive Officer

	By	/s/ Linda A. Koenig
Linda A. Koenig
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward R. Cameron	Chairman of the Board, President and	March 24, 2006
Edward R. Cameron	Chief Executive Officer

/s/ Linda A. Koenig	Chief Financial Officer	March 24, 2006
Linda A. Koenig

/s/ Duane S. Carlson	Director	March 24, 2006
Duane S. Carlson

/s/ Harry W. Spell	Director	March 24, 2006
Harry W. Spell
Director
s/ W. William Bednarczyk		March 24, 2006
W. William Bednarczyk

s/ Albin S. Dubiak	Director	March 24, 2006
Albin S. Dubiak

INDEX TO EXHIBITS

Exhibit
No.	Description

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

+21.1	Subsidiaries of Appliance Recycling Centers of America, Inc.

+23.1	Consent of Virchow Krause & Company, LLP, Independent Registered Public Accounting Firm.

+23.2	Consent of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm.

+31.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+31.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                  Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(a)3 of this Form 10-K.

+                  Filed herewith.