Form 10-Q
period 2006-04-01
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2006-05-16
CIK 862861

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

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

As of May 12, 2006, the number of shares outstanding of the registrant’s no par value Common Stock was 4,329,777 shares.

APPLIANCE RECYCLING CENTERS of AMERICA, INC.

Appliance Recycling Centers of America, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	April 1,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,614,000	$2,095,000
Accounts receivable, net of allowance of $252,000	2,063,000	2,896,000
Inventories, net of reserves of $255,000 and $379,000, respectively	12,746,000	11,900,000
Deferred income taxes	393,000	393,000
Other current assets	296,000	449,000
Total current assets	18,112,000	17,733,000
Property and Equipment, at cost
Land	1,140,000	2,050,000
Buildings and improvements	2,220,000	4,501,000
Equipment	6,320,000	6,299,000
	9,680,000	12,850,000
Less accumulated depreciation	6,195,000	6,798,000
Net property and equipment	3,485,000	6,052,000
Asset Held for Sale, Net (Note 7)	2,437,000	—
Other Assets	357,000	356,000
Restricted Cash	50,000	350,000
Total assets	$24,441,000	$24,491,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Line of credit	$6,357,000	$6,125,000
Current maturities of long-term obligations	399,000	262,000
Accounts payable	4,499,000	3,868,000
Accrued expenses (Note 2)	3,343,000	3,541,000
Income taxes payable	58,000	58,000
Total current liabilities	14,656,000	13,854,000
Long-Term Obligations, less current maturities	4,626,000	4,823,000
Deferred Income Tax Liabilities	393,000	393,000
Total liabilities	19,675,000	19,070,000
Shareholders’ Equity
Common stock, no par value; authorized 10,000,000 shares; issued and outstanding 4,328,000 and 4,320,000 shares, respectively	14,863,000	14,840,000
Accumulated deficit	(10,097,000)	(9,419,000)
Total shareholders’ equity	4,766,000	5,421,000
Total liabilities and shareholders’ equity	$24,441,000	$24,491,000

See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	April 1, 2006	April 2, 2005
Revenues
Retail	$15,837,000	$14,911,000
Recycling	1,763,000	1,754,000
Byproduct	316,000	244,000
Total revenues	17,916,000	16,909,000
Cost of Revenues	12,692,000	11,806,000
Gross profit	5,224,000	5,103,000
Selling, General and Administrative Expenses	5,665,000	5,338,000
Operating loss	(441,000)	(235,000)
Other Expense
Other expense	(3,000)	(2,000)
Interest expense	(234,000)	(196,000)
Loss before provision for (benefit of) income taxes	(678,000)	(433,000)
Provision for (Benefit of) Income Taxes	—	—
Net loss	$(678,000)	$(433,000)

Basic Loss per Common Share	$(0.16)	$(0.10)
Diluted Loss per Common Share	$(0.16)	$(0.10)

Weighted Average Number of Common Shares Outstanding:
Basic	4,322,000	4,144,000
Diluted	4,322,000	4,144,000

See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	April 1,	April 2,
	2006	2005
Cash Flows from Operating Activities
Net loss	$(678,000)	$(433,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	196,000	198,000
Stock based compensation expense	17,000	—
Loss on sale of equipment	15,000	—
Changes in current assets and liabilities:
Accounts receivable	833,000	(211,000)
Inventories	(846,000)	(1,466,000)
Other current assets	153,000	(103,000)
Other assets	299,000	—
Accounts payable	631,000	1,786,000
Accrued expenses	(198,000)	201,000
Net cash provided by (used in) operating activities	422,000	(28,000)
Cash Flows from Investing Activities
Purchases of property and equipment	(83,000)	(226,000)
Proceeds from sale of property and equipment	2,000	—
Net cash used in investing activities	(81,000)	(226,000)
Cash Flows from Financing Activities
Net borrowings (payments) under line of credit	232,000	(154,000)
Proceeds from stock option exercises	6,000	32,000
Stock placement costs	—	(48,000)
Payments on long-term obligations	(60,000)	(412,000)
Net cash provided by (used in) financing activities	178,000	(582,000)
Increase (decrease) in cash and cash equivalents	519,000	(836,000)
Cash and Cash Equivalents
Beginning	2,095,000	4,362,000
Ending	$2,614,000	$3,526,000
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$234,000	$196,000
Income taxes	1,000	3,000
Equipment acquired under capital lease	—	19,000

See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     Financial Statements

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly our financial position, including our subsidiaries, as of April 1, 2006 and the results of operations and cash flows for the three months ended April 1, 2006 and April 2, 2005.  The three months presented are 13-week periods.  The results of operations for any interim period are not necessarily indicative of the results for the year.  These interim consolidated financial statements should be read in conjunction with our annual consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2005. Certain information and footnote disclosures included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

2.     Accrued Expenses

Accrued expenses were as follows:

	April 1,	December 31,
	2006	2005
Compensation and benefits	$1,127,000	$1,339,000
Warranty expense	20,000	27,000
Accrued recycling incentive checks	1,110,000	1,110,000
Other	1,086,000	1,065,000
	$3,343,000	$3,541,000

3.     Basic and Diluted Net Loss per Share

Basic per-share amounts are computed, generally, by dividing net loss by the weighted-average number of common shares outstanding.  Diluted per-share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless their effect is antidilutive, thereby reducing the loss or increasing the income per common share.

Since we incurred a loss, the effect of 255,000 options to purchase common shares for the three months ended April 1, 2006 and 331,000 options and warrants to purchase common shares for the three months ended April 2, 2005 are antidilutive, and therefore were not included in the computation of per-share amounts.

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

We include shipping and handling charges to customers in retail revenues, which is recognized when the delivery has been completed.  The shipping and handling costs we incur are included in cost of revenues.

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

Changes in our warranty liability reserve are as follows:

	April 1,	April 2,
(Unaudited)	2006	2005
Balance, beginning of quarter	$27,000	$35,000
Standard accrual based on units sold	8,000	5,000
Actual costs incurred	(1,000)	(1,000)
Periodic accrual adjustments	(14,000)	(17,000)
Balance, end of quarter	$20,000	$22,000

Trade receivables:  We carry trade receivables at original invoice amount less an estimate made for doubtful receivables based on a monthly review of all outstanding amounts.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions.  We write off trade receivables when we deem them uncollectible. We record recoveries of trade receivables previously written off when we receive them.  We consider a trade receivable to be past due if any portion of the receivable balance is outstanding for more than 90 days.  We do not charge interest on past due receivables.  Our management considers the reserve for doubtful accounts of $252,000 to be adequate to cover any exposure to loss in our April 1, 2006 accounts receivable.

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

We provide estimated reserves for the realizability of our appliance inventories, including adjustments to market, based on various factors, including the age of such inventory and our management’s assessment of the need for such allowances.  We look at historical inventory agings and margin analysis in determining our reserve estimate.  We believe the reserve of $255,000 as of April 1, 2006 is adequate.

Property and equipment:  We compute depreciation using straight-line and accelerated methods over the following estimated useful lives:

Years
Buildings and improvements	18 – 30
Equipment	3 – 8

We amortize leasehold improvements on a straight-line basis over the shorter of their estimated useful lives or the underlying lease term.

We did not identify any items that were impaired as of April 1, 2006.

Income taxes:  Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  At April 1, 2006, a valuation allowance has been recorded against deferred tax assets principally relating to net operating loss and tax credit carryforwards whose use is limited under Section 382 of the Internal Revenue Code.

We did not record a tax provision for the first quarter of 2006 due to the expectation of utilizing our remaining net operating loss carryforward to offset any current taxable income.  The resulting reduction in the deferred tax asset will be offset by a decrease in the valuation allowance of the same amount.  Therefore, no net changes were made to the deferred tax asset or liability.  During the remainder of 2006, this will be reviewed to determine the amount, if any, that should be recorded for a tax provision or benefit.

Stock-based compensation:  We regularly grant options to our employees under various plans as described in Note 8 of our Annual Report on Form 10-K for the year ended December 31, 2005.  In December 2004, FASB published FASB Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)” or the “Statement”).  FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.  FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  FAS 123(R) is a replacement of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance.  The effect of the Statement is to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award.  FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.  We implemented FAS 123(R) on January 1, 2006, using the modified prospective transition method.

As of April 1, 2006, 255,000 stock options were outstanding.  There were no options granted during the three months ended April 1, 2006.  The fair value of option grants is determined at grant date, using a Black-Scholes option pricing model. The volatility factor used in the Black-Scholes option pricing model is based on historical stock price fluctuations. The current forfeiture rate is based on a reasonable estimate by management.  Based on these valuations, we recognized compensation expense of $17,000 (earnings per share is zero) for the three months ended April 1, 2006 related to the amortization of the unvested portion of options outstanding as of December 31, 2005.  We estimate the expense for the remainder of 2006 to be approximately $51,000 based on the value of options outstanding on April 1, 2006 that will vest during the remainder of 2006.  This estimate does not include any expense for options that may be granted and vest during 2006.

Had compensation cost for all employee stock-based compensation grants and warrants issued been determined based on the fair values at the grant date consistent with the provisions of SFAS No. 123 for the quarter ended April 2, 2005, our net loss and net loss per basic and diluted common share would have been as indicated below.

Net loss:
As reported	$(433,000)
Deduct pro forma stock-based compensation	—
Pro forma	$(433,000)
Basic loss per share:
As reported	$(0.10)
Pro forma	$(0.10)
Diluted loss per share:
As reported	$(0.10)
Pro forma	$(0.10)

5.     Line of Credit

At April 1, 2006, we had an $8 million line of credit with a lender.  The interest rate on the line as of April 1, 2006 was prime plus 2.95 percentage points (10.70%).  The amount of borrowings available under the line of credit is based on a formula using receivables and inventories.  The line of credit has a stated maturity date of December 31, 2007, if not renewed, and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time.  The line of credit is secured by substantially all our assets and requires minimum monthly interest payments of $37,500, regardless of the outstanding principal balance.  The lender is also secured by an inventory repurchase agreement with Whirlpool Corporation for purchases from Whirlpool only.  The loan requires that we meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt we can incur, limits the amount of spending on fixed assets, and limits payments of dividends.  At April 1, 2006, we were in compliance with all covenants.  Our unused borrowing capacity under this line was $412,000 at April 1, 2006.

6.     Long-Term Obligations

Long-term obligations consisted of the following:

	April 1	December 31,
	2006	2005
	(Unaudited)
6.85% mortgage, due in monthly installments of $15,326, including interest, due January 2013, collateralized by land and building	$1,835,000	$1,849,000
Adjustable rate mortgage based on the 30-day LIBOR rate adjusted annually each September (3.86% as of September 30, 2005) plus 2.70%, monthly payments include interest and principal, and are based on a 20-year amortization, due October 2012, collateralized by land and building	3,087,000	3,118,000
Other, primarily capital leases	103,000	118,000
	5,025,000	5,085,000
Less current maturities	399,000	262,000
	$4,626,000	$4,823,000

The future annual maturities of long-term obligations are as follows:

Fiscal year
Remaining 2006	$202,000
2007	249,000
2008	211,000
2009	217,000
2010	229,000
2011 and thereafter	3,917,000
$5,025,000

7.     Asset Held for Sale

In March 2006, we entered into a purchase agreement for the sale of our headquarters facility in Minneapolis, Minnesota for approximately $6.0 million.  The pending transaction is expected to close in mid-May, after which time we will lease this facility from the buyer for a limited period until we move to a new location.  Approximately $3.0 million of the net proceeds from the pending sale will be used to pay off the mortgage on the current headquarters facility, with the remaining net proceeds to be used for working capital.  The estimated gain on the sale of this asset will be approximately $3.0 million.

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

RESULTS OF OPERATIONS

Total revenues for the first quarter ended April 1, 2006 were $17,916,000 compared to $16,909,000 for the first quarter ended April 2, 2005, an increase of 6%.

Retail revenues accounted for approximately 88% of revenues in the first quarter of 2006.  Retail revenues for the first quarter ended April 1, 2006 were $15,837,000 compared to $14,911,000 for the first quarter ended April 2, 2005, an increase of $926,000 or 6%.  Same-store retail sales increased 3.5% (a sales comparison of eleven stores that were open the entire first quarters of both 2006 and 2005).  The increase in retail revenues was due primarily to:

1.     A decrease in our new-appliance purchases that resulted in a decrease of approximately $500,000 in sales of new, in-the-box product, offset by

2.     An increase in special-buy unboxed product of approximately $736,000, and

3.     Operating one additional store during the first quarter of 2006 compared to the first quarter of 2005, which resulted in an increase of retail revenues of approximately $690,000.

Our retail outlets carry a wide range of new in-the-box and special-buy appliances, which include manufacturer closeouts, factory overruns, floor samples, returned or exchanged items, open carton items, and scratch and dent appliances.  All of these appliances are new, not used.  Some are in the carton while others are out of the carton.

We continue to purchase both new in-the-box and special-buy appliances from Whirlpool Corporation (Whirlpool), Maytag Corporation (Maytag), GE Corporation (GE) and Frigidaire.  At this time, we are uncertain of the effect that the recent merger between Whirlpool and Maytag will have on our purchase of appliances from these manufacturers.  We have no minimum purchase requirements with any of the four manufacturers named above.  We believe purchases from these manufacturers will provide an adequate supply of high-quality appliances for our retail outlets; however, there is a risk that one or more of these sources could be curtailed or lost.

Currently, we operate thirteen retail stores.  In November 2005, we announced that we will open a third retail store in the Atlanta, Georgia, market in the second quarter of 2006.

Recycling revenues increased to $1,763,000 in the first quarter ended April 1, 2006 from $1,754,000 for the same period of 2005.  During the first quarter of 2006, we managed appliance recycling operations primarily under four contracts with electric utility companies.  We provided services in the territories of:

1.     Southern California Edison Company (Edison), for extension of their 2004-2005 program.

2.     The United Illuminating Company (UI) and The Connecticut Light & Power Company (CL&P), for a joint program for 2006.

3.     Austin Energy in Austin, Texas, for their 2006 program.

4.     Wisconsin Public Power, Inc., for their 2006 program.

Currently, each utility is responsible for advertising in its service territory.

We have submitted proposals for the continuation of programs with Edison and San Diego Gas & Electric to recycle appliances in their respective territories for the years 2006-2008.  In March 2006, we announced that we had entered into an agreement with Wisconsin Energy Conservation Corporation to begin a program in April 2006.

Byproduct revenues increased to $316,000 in the first quarter ended April 1, 2006 from $244,000 in the same period of 2005.  The increase was due primarily to an increase in the volume of scrap metal from recycling operations.

Gross profit as a percentage of total revenues decreased to 29% for the first quarter ended April 1, 2006 from 30% for the first quarter ended April 2, 2005.  The slight decrease was due primarily to a decrease in gross margin in sales of new in-the-box and special-buy appliances.  Gross profit as a percentage of total revenues for future periods can be affected favorably or unfavorably by numerous factors, including:

1.     The mix of retail products we sell.

2.     The prices at which we purchase product from the four manufacturers.

3.     The volume of appliances we receive through our recycling contracts.

4.     The price and volume of byproduct revenues.

We expect gross profit percentages to remain about the same for future periods.

Selling, general and administrative expenses for the first quarter ended April 1, 2006 increased by $327,000 or 6% from the same period in 2005.  As a percentage of total revenues, selling, general and administrative expenses remained at 32% for the first quarter of 2006 compared to the first quarter of 2005.  Selling expenses for the first quarter ended April 1, 2006 increased by $290,000 or 8% from the same period in 2005.  The increase in selling expenses was due primarily to:

1.     The expense of approximately $337,000 of operating one additional store during the first quarter of 2006 compared to the first quarter of 2005, offset by

2.     A decrease in advertising expense of approximately $47,000, due to no new store openings, which require significant advertising expense, in the first quarter of 2006, compared to the first quarter of 2005, in which we opened our fifth store in the Minneapolis/St. Paul market and incurred associated grand opening advertising expenses.

General and administrative expenses for the first quarter ended April 1, 2006 increased by $37,000 or 2% from the same period in 2005.  The increase in general and administrative expense was due primarily to additional personnel costs associated with operating additional retail stores.

Interest expense increased to $234,000 for the first quarter ended April 1, 2006 compared to $196,000 for the same period in 2005.  The increase was due primarily to an increase in the interest rate over the prime rate on the line of credit at renewal, an increase in the prime rate on the line of credit, and an increase in the amount of borrowings from the line of credit.

We had net operating loss carryovers and credit carryforwards of approximately $9.6 million at April 1, 2006, which may be available to reduce taxable income and therefore income taxes payable in future years.  However, future utilization of these loss and credit carryforwards is subject to certain significant limitations under provisions of the Internal Revenue Code, including limitations subject to Section 382, which relate to a 50 percent change in control over a three-year period and are further dependent upon our maintaining profitable operations.  We believe that the issuance of Common Stock during 1999 resulted in an “ownership change” under Section 382.  Accordingly, our ability to use net operating loss carryforwards generated prior to February 1999 may be limited to approximately $56,000 per year, or less than $1 million through 2018.

At April 1, 2006, we had recorded cumulative valuation allowances of approximately $4,914,000 against our net deferred tax assets due to the uncertainty of their realization.  The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to become available to reduce taxable income.

We recorded a net loss of $678,000 or $.16 per basic and diluted share for the first quarter ended April 1, 2006 compared to a net loss of $433,000 or $.10 per basic and diluted share for the same period of 2005.  The increase in the net loss was due to a decrease in the gross profit percentage and an increase in selling, general and administrative expenses and interest expense for the first quarter ended April 1, 2006 compared to the same period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

At April 1, 2006, we had working capital of $3,456,000 compared to $3,879,000 at December 31, 2005.  Cash and cash equivalents increased to $2,614,000 at April 1, 2006 from $2,095,000 at December 31, 2005.  Net cash provided by operating activities was $422,000 for the first quarter ended April 1, 2006 compared to net cash used in operating activities of $28,000 in the same period of 2005.  The cash provided by operating activities for the quarter was primarily due to a decrease in accounts receivable and an increase in accounts payable offset by an increase in inventories and the net loss.  During the first quarter ended April 1, 2006, inventory increased by $846,000 and accounts payable increased by $631,000 due to sales only slightly higher than the prior period.

Our capital expenditures for the three months ended April 1, 2006 and April 2, 2005 were approximately $83,000 and $226,000, respectively.  The 2006 capital expenditures were primarily related to continued development of our enterprise-wide software, building improvements for our current locations, and the start-up expenses for our third retail store in the Atlanta, Georgia, market, which will open in the second quarter of 2006.  We estimate approximately $70,000 of additional capital expenditures for the new store.  The 2005 capital expenditures were primarily related to software development and building improvements primarily related to the opening of a recycling center in Austin, Texas.

Net cash used in financing activities was $178,000 for the first quarter ended April 1, 2006 compared to $582,000 in the same period in 2005.  The cash provided by financing activities was due primarily to borrowings from the line of credit.

As of April 1, 2006, we had an $8 million line of credit with a lender.  The interest rate on the line as of April 1, 2006 was prime plus 2.95 percentage points (10.70%).  The amount of borrowings available under the line of credit is based on a formula using receivables and inventories.  The line of credit has a stated maturity date of December 31, 2007, if not renewed, and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time. The line of credit is secured by substantially all our assets and requires minimum monthly interest payments of $37,500, regardless of the outstanding principal balance.  The lender is also secured by an inventory repurchase agreement with Whirlpool Corporation for purchases from Whirlpool only. The line requires that we meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt we can incur, limits the amount of spending on fixed assets, and limits payments of dividends.  As of April 1, 2006, we were in compliance with all covenants.  At April 1, 2006, we had unused borrowing capacity of $412,000.

A summary of our contractual cash obligations at April 1, 2006 is as follows:

	Cash Payments Due by Period
Contractual Cash Obligations	Total	Remainder of 2006	2007	2008	2009	2010	2011 and Thereafter
Long-term debt, including interest	$6,975,000	$418,000	$548,000	$491,000	$489,000	$489,000	$4,540,000
Operating leases	$12,403,000	$1,912,000	$2,230,000	$1,984,000	$1,288,000	$862,000	$4,127,000
Total contractual cash obligations	$19,378,000	$2,330,000	$2,778,000	$2,475,000	$1,777,000	$1,351,000	$8,667,000

We also have a commercial commitment as described below:

Other Commercial Commitment	Total Amount Committed	Outstanding at 04/01/06	Date of Expiration
Line of credit	$8,000,000	$6,357,000	December 31, 2007

In March 2006, we entered into a purchase agreement for the sale of our headquarters facility in Minneapolis, Minnesota for approximately $6.0 million.  The pending transaction is expected to close in mid-May, after which time we will lease this facility from the buyer for a limited period until we move to a new location.  Approximately $3.0 million of the net proceeds from the pending sale will be used to pay off the mortgage on the current headquarters facility with the remaining net proceeds to be used for working capital.

We believe, based on the anticipated sales per retail store, the anticipated revenues from our recycling contracts and our anticipated gross profit, that our cash balance, anticipated funds generated from operations and our current line of credit will be sufficient to finance our operations and capital expenditures through December 2006.  Our total capital requirements for 2006 will depend upon, among other things as discussed below, the number and size of retail stores operating during the fiscal year and the recycling volumes generated from the recycling contracts in 2006.  Currently, we have thirteen stores and four recycling centers in operation.  If revenues are lower than anticipated or expenses are higher than anticipated, we may require additional capital to finance operations.  Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (common or preferred stock) or other securities.  There can be no assurance that such additional sources of financing will be available on terms satisfactory to us or permitted by our current lender.

FORWARD-LOOKING STATEMENTS

Statements contained in this quarterly report regarding our future operations, performance and results, and anticipated liquidity discussed herein are forward-looking and therefore are subject to certain risks and uncertainties, including, but not limited to, those discussed herein.  Any forward-looking information regarding our operations will be affected primarily by our continued ability to purchase product from Whirlpool, Maytag, GE and Frigidaire at acceptable prices, and the ability and timing of the utility companies to deliver units under recycling contracts with us.  In addition, any forward-looking information will also be affected by the ability of individual retail stores to meet planned revenue levels, the rate of sustainable growth in the number of retail stores, the speed at which individual retail stores reach profitability, costs and expenses being realized at higher than expected levels, our ability to secure an adequate supply of special-buy appliances for resale and the continued availability of our current line of credit.

PART I:  ITEM 3         QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MARKET RISK AND IMPACT OF INFLATION

We do not believe there is any significant risk related to interest rate fluctuations on the long-term fixed rate debt.  However, there are interest rate risks on the line of credit, since our interest rate floats with prime, and on approximately $3,000,000 in long-term debt entered into in September 2002, since our interest rate is based on the 30-day LIBOR rate.  Based on average floating rate borrowings of approximately $9,300,000, a one-percent change in the applicable rate would have caused our interest expense to change by approximately $23,000 for the first quarter of 2006.  Also, we believe that inflation has not had a material impact on the results of operations for the first quarter ended April 1, 2006.  However, there can be no assurance that future inflation will not have an adverse impact on our operating results and financial conditions.

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

We also maintain a system of internal accounting controls designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our policies and procedures are followed.  There have been no changes, except as listed below, in our internal control over financial reporting during the fiscal quarter ended April 1, 2006, or thereafter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management, under the supervision and with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report and have concluded that these controls and procedures were effective as of April 1, 2006.

During the first quarter of 2006, management addressed a deficiency in our internal controls in the area of retail sales revenue recognition and will complete the process during the second quarter of 2006.

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

ITEM 1A -             RISK FACTORS – None

ITEM 2  -           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS -

None

ITEM 3  -           DEFAULTS UPON SENIOR SECURITIES -

None

ITEM 4  -           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 4, 2006, we held our Annual Meeting of Shareholders.  At the meeting, Edward R. Cameron, Duane S. Carlson, W. William Bednarczyk and Albin S. Dubiak were elected as directors for one-year terms ending at the Annual Meeting of Shareholders in 2007 and the 2006 Stock Option Plan was approved.

ITEM 5  -           OTHER INFORMATION - None

ITEM 6  -           EXHIBITS

Exhibit 31.1 – CEO Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 – CFO Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 – Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Appliance Recycling Centers of America, Inc.
Registrant

Date: May 12, 2006	/s/Edward R. Cameron
Edward R. Cameron
President

Date: May 12, 2006	/s/Linda A. Koenig
Linda A. Koenig
Chief Financial Officer