Form 10-Q
period 2006-07-01
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2006-08-15
CIK 862861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer in Rule 12B-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of August 15, 2006, the number of shares outstanding of the registrant’s no par value Common Stock was 4,338,777 shares.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

Appliance Recycling Centers of America, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	July 1,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,970,000	$2,095,000
Accounts receivable, net of allowance of $152,000 and $252,000, respectively	2,872,000	2,896,000
Inventories, net of reserves of $308,000 and $379,000, respectively	13,029,000	11,900,000
Deferred income taxes	393,000	393,000
Other current assets	463,000	449,000
Total current assets	18,727,000	17,733,000
Property and Equipment, at cost
Land	1,140,000	2,050,000
Buildings and improvements	2,261,000	4,501,000
Equipment	6,559,000	6,299,000
	9,960,000	12,850,000
Less accumulated depreciation	6,368,000	6,798,000
Net property and equipment	3,592,000	6,052,000
Asset Held for Sale, Net (Note 7)	2,437,000	—
Other Assets	401,000	356,000
Restricted Cash	—	350,000
Total assets	$25,157,000	$24,491,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Line of credit	$6,745,000	$6,125,000
Current maturities of long-term obligations	295,000	262,000
Accounts payable	5,158,000	3,868,000
Accrued expenses	3,355,000	3,541,000
Income taxes payable	58,000	58,000
Total current liabilities	15,611,000	13,854,000
Long-Term Obligations, less current maturities	4,814,000	4,823,000
Deferred Income Tax Liabilities	393,000	393,000
Total liabilities	$20,818,000	$19,070,000
Shareholders’ Equity
Common stock, no par value; authorized 10,000,000 shares; issued and outstanding 4,339,000 and 4,320,000 shares, respectively	14,897,000	14,840,000
Accumulated deficit	(10,558,000)	(9,419,000)
Total shareholders’ equity	4,339,000	5,421,000
Total liabilities and shareholders’ equity	$25,157,000	$24,491,000

See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Revenues
Retail	$16,110,000	$16,285,000	$31,947,000	$31,196,000
Recycling	2,515,000	2,462,000	4,278,000	4,216,000
Byproduct	536,000	395,000	852,000	639,000
Total revenues	19,161,000	19,142,000	37,077,000	36,051,000
Cost of Revenues	13,483,000	12,988,000	26,175,000	24,794,000
Gross profit	5,678,000	6,154,000	10,902,000	11,257,000
Selling, General and Administrative Expenses	5,891,000	5,534,000	11,556,000	10,872,000
Operating income (loss)	(213,000)	620,000	(654,000)	385,000
Other Income (Expense)
Other income (expense)	8,000	1,000	5,000	(1,000)
Interest expense	(256,000)	(217,000)	(490,000)	(413,000)
Net income (loss)	$(461,000)	$404,000	$(1,139,000)	$(29,000)
Basic income (loss) per common share	$(0.11)	$0.09	$(0.26)	$(0.01)
Diluted income (loss) per common share	$(0.11)	$0.09	$(0.26)	$(0.01)
Weighted Average Number of Common Shares Outstanding:
Basic	4,334,000	4,266,000	4,328,000	4,205,000
Diluted	4,334,000	4,341,000	4,328,000	4,205,000

See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	July 1,	July 2,
	2006	2005
Cash Flows from Operating Activities
Net loss	$(1,139,000)	$(29,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	368,000	404,000
Stock-based compensation expense	59,000	—
Loss on sales of equipment	15,000	—
Changes in current assets and liabilities:
Accounts receivables	24,000	(1,297,000)
Inventories	(1,129,000)	(3,236,000)
Other current assets	(14,000)	(340,000)
Other assets and restricted cash	305,000	(56,000)
Accounts payable	1,290,000	1,387,000
Accrued expenses	(186,000)	275,000
Net cash used in operating activities	(407,000)	(2,892,000)
Cash Flows from Investing Activities
Purchase of property and equipment	(222,000)	(337,000)
Proceeds from disposal of equipment	2,000	—
Net cash used in investing activities	(220,000)	(337,000)
Cash Flows from Financing Activities
Net borrowings under line of credit	620,000	1,744,000
Stock placement costs	(2,000)	(76,000)
Distribution to minority subsidiary owner	(25,000)	—
Proceeds from stock option exercises	25,000	362,000
Payments on long-term obligations	(116,000)	(487,000)
Net cash provided by financing activities	502,000	1,543,000
Decrease in cash and cash equivalents	(125,000)	(1,686,000)
Cash and Cash Equivalents
Beginning	2,095,000	4,362,000
Ending	$1,970,000	$2,676,000
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$490,000	$413,000
Income taxes	1,000	3,000
Equipment acquired under capital lease	140,000	19,000

See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                                       Financial Statements

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly our financial position, including our subsidiaries, as of July 1, 2006 and the results of operations and cash flows for the three-month and six-month periods ended July 1, 2006 and July 2, 2005.  The three and six months presented are 13-week and 26-week periods, respectively.  The results of operations for any interim period are not necessarily indicative of the results for the year.  These interim consolidated financial statements should be read in conjunction with our annual consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2005.  Therefore, certain information and footnote disclosures included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

2.                                       Accrued Expenses

Accrued expenses were as follows:

	July 1,	December 31,
	2006	2005
Compensation and Benefits	$1,312,000	$1,339,000
Warranty Expense	28,000	27,000
Accrued Recycling Incentive Checks	1,110,000	1,110,000
Other	905,000	1,065,000
	$3,355,000	$3,541,000

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

Since we incurred losses, the effect of 266,500 options to purchase common shares for the three and six months ended July 1, 2006 and 261,500 options and warrants to purchase common shares for the three and six months ended July 2, 2005 are antidilutive, and, therefore, were not included in the computation of per-share amounts.

4.                                       Critical Accounting Policies and Estimates

Our significant accounting policies and estimates are summarized in the footnotes to our annual consolidated financial statements.  Some of the most critical policies and estimates are also discussed below:

Revenue recognition:  We recognize revenue from appliance sales in the period the consumer purchases and pays for the appliance and delivery of the appliance has been completed, net of allowance for estimated returns.  We recognize revenue from appliance recycling when we collect and process a unit.  We recognize byproduct revenue upon shipment.

We defer revenue under certain appliance extended warranty arrangements we sell and service, and recognize the revenue over the related terms of the warranty contracts.  On extended warranty arrangements we sell but others service for a fixed portion of the warranty sales price, we recognize revenue for the net amount retained at the time of sale of the extended warranty to the consumer.

We include shipping and handling charges to customers in retail revenues, which are recognized when deliveries have been completed.  Shipping and handling costs that we incur are included in cost of revenues.

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

Changes in our warranty liability reserve are as follows:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(Unaudited)	2006	2005	2006	2005
Balance, beginning	$20,000	$22,000	$27,000	$35,000
Standard accrual based on units sold	19,000	24,000	27,000	29,000
Actual costs incurred	(1,000)	(1,000)	(2,000)	(2,000)
Periodic accrual adjustments	(10,000)	(16,000)	(24,000)	(33,000)
Balance, ending	$28,000	$29,000	$28,000	$29,000

Trade receivables:  We carry trade receivables at original invoice amount less an estimate made for doubtful receivables based on a monthly review of all outstanding amounts.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions.  We write off trade receivables when we deem them uncollectible.  We record recoveries of trade receivables previously written off when we receive them.  We consider a trade receivable to be past due if any portion of the receivable balance is outstanding for more than 90 days.  We do not charge interest on past due receivable balances.  Our management considers the reserve for doubtful accounts of $152,000 to be adequate to cover any exposure to loss in our July 1, 2006 accounts receivable.

Restricted cash:  In connection with our customer credit card processing arrangements, we are required to maintain a cash balance that is restricted.  At December 31, 2005, we were required to maintain a balance of $350,000, which is reflected in the consolidated balance sheet as long-term restricted cash.  During October 2005, our credit card processing was transferred to a different processor.  This new processor does not require us to maintain a cash balance that is restricted.  The former processor required us to maintain the restricted cash balance for 90 days after we ceased using the former credit card processor.  In January 2006, $300,000 of the restricted cash balance was released and refunded to us.  We received the remaining $50,000 in June 2006.

Inventories:  Inventories, consisting principally of appliances, are stated at the lower of cost, first-in, first-out (FIFO), or market.  We provide estimated reserves for the realizability of our appliance inventories, including adjustments to market, based on various factors including the age of such inventory and our management’s assessment of the need for such allowances.  We look at historical inventory agings and margin analysis in determining our reserve estimate.  We believe the reserve of $308,000 as of July 1, 2006 is adequate.

Property and equipment:  We compute depreciation using straight-line and accelerated methods over the following estimated useful lives:

Years
Buildings and improvements	18 - 30
Equipment	3 - 8

We amortize leasehold improvements on a straight-line basis over the shorter of their estimated useful lives or the underlying lease term.

We did not identify any items that were impaired as of July 1, 2006.

Income taxes:  Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  At July 1, 2006, a valuation allowance has been recorded against deferred tax assets principally relating to net operating loss and tax credit carryforwards whose use is limited under Section 382 of the Internal Revenue Code.

We did not record a tax provision for the second quarter of 2006 due to the expectation of utilizing our remaining net operating loss carryforward to offset any current taxable income.  The resulting reduction in the deferred tax asset will be offset by a decrease in the valuation allowance of the same amount.  Therefore, no net changes were made to the deferred tax asset or liability.  During the remainder of 2006, this will be reviewed to determine the amount, if any, that should be recorded for a tax provision or benefit.

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

As of July 1, 2006, 266,500 stock options were outstanding.  There were 22,500 options granted during the three months ended July 1, 2006.  The fair value of option grants is determined at grant date, using a Black-Scholes option pricing model.  The volatility factor used in the Black-Scholes option pricing model is based on historical stock price fluctuations.  The current forfeiture rate is based on a reasonable estimate by management.  Based on these valuations, we recognized compensation expense of $42,000 and $59,000 (earnings per share is zero) for the three and six months ended July 1, 2006, respectively, related to the amortization of the unvested portion of options outstanding as of December 31, 2005 and of options granted during the second quarter, 2006.  We estimate the expense for the remainder of 2006 to be approximately $86,000 based on the value of options outstanding on July 1, 2006 that will vest during the remainder of 2006.  This estimate does not include any expense for options that may be granted and vest during the remainder of 2006.

Had compensation cost for all employee stock-based compensation grants and warrants issued been determined based on the fair values at the grant date consistent with the provisions of SFAS No. 123 for the quarter and year ended July 2, 2005, our net income

(loss) and net income (loss) per basic and diluted common share would have been as indicated below.

	Three Months Ended	Six Months Ended
(Unaudited)	July 2, 2005	July 2, 2005
Net income (loss):
As reported	$404,000	$(29,000)
Deduct pro forma stock-based compensation	(24,000)	(24,000)
Pro forma	$380,000	$(53,000)
Basic income (loss) per share:
As reported	$0.09	$(0.01)
Pro forma	$0.09	$(0.01)
Diluted income (loss) per share:
As reported	$0.09	$(0.01)
Pro forma	$0.09	$(0.01)

5.                                       Line of Credit

At July 1, 2006, we had an $8.0 million line of credit with a lender.  The interest rate on the line as of July 1, 2006 was prime plus 2.95 percentage points (11.20%).  The amount of borrowings available under the line of credit is based on a formula using receivables and inventories.  The line of credit has a stated maturity date of December 31, 2007, if not renewed, and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time.  The line of credit is secured by substantially all our assets and requires minimum monthly interest payments of $37,500, regardless of the outstanding principal balance.  The lender is also secured by an inventory repurchase agreement with Whirlpool Corporation (Whirlpool) for purchases from Whirlpool only.  The line requires that we meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt we can incur, limits the amount of spending on fixed assets, and limits payments of dividends.  As of July 1, 2006, we were in compliance with all covenants.  At July 1, 2006, we had unused borrowing capacity of $493,000.

6.                                       Long-Term Obligations

Long-term obligations consisted of the following:

	July 1,	December 31,
	2006	2005
	(Unaudited)
6.85% mortgage, due in monthly installments of $15,326, including interest, due January 2013, collateralized by land and building	$1,820,000	$1,849,000
Adjustable rate mortgage based on the 30-day LIBOR rate adjusted annually each September (3.86% as of September 30, 2005) plus 2.70%, adjusted yearly, monthly payments include interest and principal, and are based on a 20-year amortization, due October 2012, collateralized by land and building	3,060,000	3,118,000
Other, primarily capital leases	229,000	118,000
	5,109,000	5,085,000
Less current maturities	295,000	262,000
	$4,814,000	$4,823,000

The future annual maturities of long-term obligations are as follows:

Fiscal year
Remaining 2006	$156,000
2007	272,000
2008	213,000
2009	270,000
2010	262,000
2011 and thereafter	3,936,000
$5,109,000

7.                                       Asset Held for Sale

In March 2006, we entered into a purchase agreement for the sale of our corporate headquarters facility in Minneapolis, Minnesota, for approximately $6 million with an expected closing date of May 2006.  The purchaser failed to meet its obligations under the purchase agreement.  Therefore, we have initiated action under the cancellation provisions of the purchase agreement to cancel the agreement and establish our right to the escrowed deposit.  The purchaser has until mid-September 2006 to exercise certain rights to cure its failure to perform under the purchase agreement.  We believe that it is likely that the transaction will occur in 2006.

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

RESULTS OF OPERATIONS

Total revenues for the three and six months ended July 1, 2006 were $19,161,000 and $37,077,000, respectively, compared to $19,142,000 and $36,051,000 for the same periods in the prior year, increases of less than 1% and 3%, respectively.

Retail revenues accounted for approximately 84% of revenues in the second quarter of 2006.  Retail revenues for the three and six months ended July 1, 2006 were $16,110,000 and $31,947,000 compared to $16,285,000 and $31,196,000 for the same periods in 2005, a decrease of 1% and an increase of 2%, respectively.  Same-store retail sales decreased 6% (a sales comparison of the twelve stores that were open the entire second quarters of both 2006 and 2005).  The decrease in retail revenues was due primarily to:

1.     A decrease in our new appliance purchases that resulted in a decrease of approximately $505,000 in sales of new, in-the-box product, primarily related to sales of full kitchen sets.  Boxed product sales were also negatively impacted by a slowdown in new home construction, primarily in the Minnesota market, fuel costs, rising interest rates; and

2.     A decrease of approximately $156,000 in sales of unfixed product to various wholesalers; offset by

3.     An increase of approximately $417,000 in sales of unboxed product.

Our retail outlets carry a wide range of new in-the-box and special-buy appliances, which include manufacturer closeouts, factory overruns, floor samples, returned or exchanged items, and scratch and dent appliances.  All of these appliances are new, not used; some are in the carton while others are out of the carton.

We continue to purchase both new in-the-box and special-buy appliances primarily from Whirlpool, Maytag Corporation (Maytag), GE Corporation (GE) and Frigidaire.  We have no minimum purchase requirements with any of these manufacturers.  We believe purchases from these four manufacturers will provide an adequate supply of high-quality appliances for our retail outlets; however, there is a risk that one or more of these sources could be curtailed or lost.

Currently, we operate thirteen retail stores.  The third retail store in the Atlanta, Georgia, market is expected to open in August 2006.  In June 2006, we announced that we will open a fourth retail store in the Atlanta, Georgia, market in September 2006.  Sales in the Atlanta market were up 24% from the previous year’s second quarter making these openings important to our strategy to improve retail sales.  We expect an increase in retail revenues during the remainder of 2006 due to the opening of these additional retail locations.

Recycling revenues for the three and six months ended July 1, 2006 increased to $2,515,000 and $4,278,000 from $2,462,000 and $4,216,000 for the same periods in 2005, increases of 2% and 1%, respectively.  During the first and second quarters of 2006, we managed appliance recycling operations under five contracts with electric utility companies.  We provided services in the territories of:

1.     Southern California Edison Company (Edison), for their 2006-2008 program.

2.     The United Illuminating Company (UI) and The Connecticut Light & Power Company (CL&P), for a joint program for 2006.

3.     Austin Energy in Austin, Texas, for their 2006 program.

4.     Wisconsin Public Power, Inc., for their 2006 program.

5.     Wisconsin Energy Conversation Corporation for their 2006-2007 program.

Currently, each utility is responsible for advertising in its service territory.

In June 2006, we entered into an agreement with Edison to handle appliance recycling operations for its 2006-2008 Appliance Recycling Program.

In June 2006, we entered into an agreement with San Diego Gas and Electric Company (SDG&E) to handle appliance recycling operations in its service territory for the years 2006-2008.  We are responsible for advertising this program in SDG&E’s service territories.

Byproduct revenues for the three and six months ended July 1, 2006 increased to $536,000 and $852,000 from $395,000 and $639,000 for the same periods of 2005.  The increases were due primarily to higher volumes of reclaimed CFCs and scrap metal, accompanied by increases in the value of these byproduct materials.

We expect recycling and byproduct revenue to remain steady through the remainder of 2006.

Gross profit as a percentage of total revenues for the three and six months ended July 1, 2006 decreased to 30% from 32% and to 29% from 31%, respectively, for the same periods in 2005.  The decreases were primarily due to higher freight costs for center-to-center transfers, higher fuel costs, and higher production costs per unit due to less inbound product.  Gross profit as a percentage of total revenues for future periods can be affected favorably or unfavorably by numerous factors, including:

1.     The mix of retail products we sell.

2.     The prices at which we purchase product from manufacturers.

3.     The volume of appliances we receive through our recycling contracts.

4.     The price and volume of byproduct revenues.

We expect gross profit percentages to remain in the 29% to 30% range for the remainder of 2006.  We are focused on containing costs and obtaining the optimum mix of product in order to improve the gross profit percentage to its previous 31% to 32% range.

Selling, general and administrative expenses for the three and six months ended July 1, 2006 increased by $357,000 or 6% and $684,000 or 6%, respectively, from the same periods in 2005.  As a percentage of total revenues, selling, general and administrative expenses increased from 29% to 31% for the second quarter of 2006 compared to the second quarter of 2005 and increased from 30% to 31% for the first six months of 2006 compared to 2005.

Selling expenses for the three and six months ended July 1, 2006 increased by $141,000 or 4% and $431,000 or 6%, respectively, from the same periods in 2005.  The increase in selling expenses was due primarily to:

1.     The expense of approximately $315,000 of operating one additional store during the second quarter of 2006 compared to 2005, and approximately $634,000 for the six months ended July 1, 2006 compared to 2005; offset by

2.     An increase of approximately $60,000 in advertising rebates and allowances from suppliers.

We expect selling, general and administrative expenses as a percentage of total revenue to be about 30% for the remainder of 2006.

General and administrative expenses for the three and six months ended July 1, 2006 increased by $216,000 or 11% and $253,000 or 7%, respectively, from the same periods in 2005.  The increase in general and administrative expense was due primarily to additional personnel costs associated with operating additional retail stores and supporting recycling contracts and costs associated with the legal proceedings discussed in Part II, Item 1, Legal Proceedings.

Interest expense increased to $256,000 for the three months and $490,000 for the six months ended July 1, 2006 compared to $217,000 and $413,000 for the same periods in 2005.  The increase was due primarily to an increase in the minimum interest rate of the line of credit at renewal and an increase in the outstanding amount on the line of credit.

We had net operating loss carryovers and credit carryforwards of approximately $10.7 million at July 1, 2006, which may be available to reduce taxable income and therefore income taxes payable in future years.  However, future utilization of these loss and credit carryforwards is subject to certain significant limitations under provisions of the Internal Revenue Code, including limitations subject to Section 382, which relate to a 50 percent change in control over a three-year period and are further dependent upon our maintaining profitable operations.  Issuance of Common Stock during 1999 resulted in an “ownership change” under Section 382.  Accordingly, our ability to use net operating loss carryforwards generated prior to February 1999 is limited to approximately $56,000 per year, or less than $1 million through 2018.

At July 1, 2006, we had recorded cumulative valuation allowances of approximately $4,914,000 against our net deferred tax assets due to the uncertainty of their realization.  The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to become available to reduce taxable income.

We recorded a net loss of $461,000 or $0.11 per basic and diluted share for the second quarter ended July 1, 2006 compared to a net income of $404,000 or $0.09 per basic and diluted share for the same period of 2005.  We recorded a net loss of $1,139,000 or $0.26 per basic and diluted share for the six months ended July 1, 2006 compared to a net loss of $29,000 or $0.01 per basic and diluted share for the same period in 2005.  The decrease in net income was due to a decrease in gross profit percentage combined with increases in selling, general and administrative expenses and interest expense compared to the same period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

At July 1, 2006, we had working capital of $3,116,000 compared to $3,879,000 at December 31, 2005.  Cash and cash equivalents decreased to $1,970,000 at July 1, 2006 from $2,095,000 at December 31, 2005.  Net cash used in operating activities was $407,000 for the six months ended July 1, 2006 compared to net cash used in operating activities of $2,892,000 in the same period of 2005.  The cash used in operating activities was primarily due to an increase in the net loss, inventory and accounts payable.  During the six months ended July 1, 2006, inventory increased by $1,130,000 and accounts payable increased by $1,321,000.

Our capital expenditures for the six months ended July 1, 2006 and July 2, 2005 were $222,000 and $337,000, respectively.  The 2006 capital expenditures were related primarily to continued development of our enterprise-wide software, building improvements for our current locations, and the start-up expenses for our third and fourth retail stores in the Atlanta, Georgia, market, which will both open in the third quarter of 2006.  We estimate approximately $50,000 of additional capital expenditures for the new stores.  The 2005 capital expenditures were related primarily to software development and building improvements to open a recycling center in Austin, Texas.

Net cash provided by financing activities was $502,000 for the six months ended July 1, 2006 compared to net cash provided by financing activities of $1,543,000 in the same period in 2005.  The cash provided by financing was primarily due to borrowing under the line of credit.

As of July 1, 2006, we had an $8.0 million line of credit with a lender.  The interest rate on the line as of July 1, 2006 was prime plus 2.95 percentage points (11.20%).  The amount of borrowings available under the line of credit is based on a formula using receivables and inventories.  The line of credit has a stated maturity date of December 31, 2007, if not renewed, and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time.  The line of credit is secured by substantially all our assets and requires minimum monthly interest payments of $37,500, regardless of the outstanding principal balance.  The lender is also secured by an inventory repurchase agreement with Whirlpool for purchases from Whirlpool only.  The line requires that we meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt we can incur, limits the amount of spending on fixed assets, and limits payments of dividends.  As of July 1, 2006, we were in compliance with all covenants.  At July 1, 2006, we had unused borrowing capacity of $493,000.

A summary of our contractual cash obligations at July 1, 2006 is as follows:

	Cash Payments Due by Period
Contractual Cash Obligations	Total	Remainder of 2006	2007	2008	2009	2010	2011 and Thereafter
Long-term debt, including interest	$7,026,000	$298,000	$586,000	$529,000	$527,000	$527,000	$4,559,000
Operating leases	$14,241,000	$1,452,000	$2,635,000	$2,318,000	$1,474,000	$1,054,000	$5,308,000
Total contractual cash obligations	$21,267,000	$1,750,000	$3,221,000	$2,847,000	$2,001,000	$1,581,000	$9,867,000

We also have a commercial commitment as described below:

Other Commercial Commitment	Total Amount Committed	Outstanding at 07/01/06	Date of Expiration
Line of credit	$8,000,000	$6,745,000	December 31, 2007

In March 2006, we entered into a purchase agreement for the sale of our corporate headquarters facility in Minneapolis, Minnesota for approximately $6 million.  The purchaser has failed to meet its obligations under the purchase agreement.  Therefore, we initiated action under the cancellation provisions of the purchase agreement to cancel the agreement and establish our right to the escrowed deposit.  The purchaser has until mid-September to exercise certain rights to cure its failure to perform under the purchase agreement.

In June 2006, we entered into an agreement with Edison to handle appliance recycling operations for its 2006-2008 Appliance Recycling Program.

In June 2006, we entered into an agreement with SDG&E to handle appliance recycling operations in their territories for the years 2006-2008.  We are responsible for advertising this program in SDG&E’s service territories.

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

PART I:  ITEM 3                  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MARKET RISK AND IMPACT OF INFLATION

We do not believe there is any significant risk related to interest rate fluctuations on the long-term fixed rate debt.  However, there are interest rate risks on the line of credit, since our interest rate floats with prime, and on approximately $3,000,000 in long-term debt entered into in September 2002, since our interest rate is based on the 30-day LIBOR rate. Based on average floating rate borrowings of approximately $9,745,000, a one-percent change in the applicable rate would have caused our interest expense to change by approximately $49,000 for a six-month period.  Also, we believe that inflation, primarily fuel costs, have adversely impacted both the price we pay for inventory and the buying habits of our customers for the three and six months ended July 1, 2006.

PART I:  ITEM 4  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Controller (chief accounting officer), as appropriate, to allow timely decisions regarding required disclosures.

We also maintain a system of internal accounting controls designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our policies and procedures are followed.  There have been no changes in our internal control over financial reporting during the quarter ended July 1, 2006, or thereafter, except as described below, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the first quarter of 2006, management addressed a deficiency in our internal controls in the area of retail sales revenue recognition and will complete the process during the remainder of 2006.

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

PART II.                OTHER INFORMATION

ITEM 1                   LEGAL PROCEEDINGS

In December 2004, we filed suit in the U.S. District Court for the Central District of California alleging that JACO Environmental, Inc. (JACO) and a former consultant of ours fraudulently obtained a patent (U.S. Patent No. 6,732,416) in May 2004 covering appliance recycling methods and systems we originally developed beginning in 1987 and have used in serving more than forty electric utility appliance recycling programs since that time.  In September 2005, we received a legally binding document in which JACO states it will not sue us or any of our customers for violating JACO’s recycling patent.  Therefore, our recycling operations will continue with our current contracts without interruption.  We are seeking an injunction to prevent JACO from claiming that it obtained a valid patent on appliance recycling processes that we believe is based on methods and processes we invented.  We are also asking the court for unspecified damages related to charges that JACO, in using the patent to promote its services, has engaged in unfair competition and false and misleading advertising under federal and California statutes.  In addition, we may incur substantial costs in pursuing this injunction, which could have an adverse effect on our results of operations.

ITEM 1A               RISK FACTORS – There were no material changes from previous filings.

ITEM 2                   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS – None.

ITEM 3                   DEFAULTS UPON SENIOR SECURITIES – None.

ITEM 4                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 4, 2006, we held our Annual Meeting of Shareholders to obtain the approval of shareholders of record as of March 17, 2006 in connection with the matters listed below.  Proxies were mailed to the holders of 4,327,777 shares.  Following is a brief description of the matters voted on at the meeting and the number of votes cast for or withheld:

	Vote
Matter	For	Withhold Authority
Election of Directors:
Edward R. Cameron	3,257,102	222,695
Duane S. Carlson	3,258,902	220,895
W. William Bednarczyk	3,479,152	645
Albin S. Dubiak	3,479,152	645

	Vote
Matter	For	Against
Approval and adoption of the 2006 Stock Option Plan	2,328,851	304,351

ITEM 5                   OTHER INFORMATION – None.

ITEM 6                   EXHIBITS

Exhibit 10.1 – Agreement dated May 24, 2006 between San Diego Gas & Electric and the Company [filed as Exhibit 10.1 to the Company’s Form 8-K dated June 28, 2006 (File No. 0-19621) and incorporated herein by reference].

Exhibit 10.2 – Agreement dated June 14, 2006 between Southern California Edison Company and ARCA California, Inc., a wholly-owned subsidiary of the Company [filed as Exhibit 10.1 to the Company’s Form 8-K dated June 28, 2006 (File No. 0-19621) and incorporated herein by reference].

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

Appliance Recycling Centers of America, Inc.
Registrant

Date: August 15, 2006	/s/Edward R. Cameron
Edward R. Cameron
President and Chief Executive Officer

Date: August 15, 2006	/s/Patrick J. Winters
Patrick J. Winters
Controller (chief accounting officer)