Form 10-Q
period 2006-09-30
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2006-11-14
CIK 862861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 15, 2006, the number of shares outstanding of the registrant’s no par value Common Stock was 4,341,777 shares.

APPLIANCE RECYCLING CENTERS of AMERICA, INC.

Appliance Recycling Centers of America, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,214,000	$2,095,000
Accounts receivable, net of allowance of $152,000 and $252,000, respectively	3,774,000	2,896,000
Inventories, net of reserves of $246,000 and $379,000, respectively	13,313,000	11,900,000
Deferred income taxes	393,000	393,000
Other current assets	721,000	449,000
Total current assets	21,415,000	17,733,000
Property and Equipment, at cost
Land	1,140,000	2,050,000
Buildings and improvements	2,307,000	4,501,000
Equipment	6,673,000	6,299,000
	10,120,000	12,850,000
Less accumulated depreciation	6,554,000	6,798,000
Net property and equipment	3,566,000	6,052,000
Asset Held for Sale, Net (Note 7)	2,437,000	—
Other Assets	468,000	356,000
Restricted Cash	—	350,000
Total assets	$27,886,000	$24,491,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Line of credit	$6,583,000	$6,125,000
Current maturities of long-term obligations	309,000	262,000
Accounts payable	7,113,000	3,868,000
Accrued expenses	3,536,000	3,541,000
Income taxes payable	58,000	58,000
Total current liabilities	17,599,000	13,854,000
Long-Term Obligations, less current maturities	4,745,000	4,823,000
Deposit	730,000	—
Deferred Income Tax Liabilities	393,000	393,000
Total liabilities	23,467,000	19,070,000
Shareholders’ Equity
Common stock, no par value; authorized 10,000,000 shares; issued and outstanding 4,341,000 and 4,320,000 shares, respectively	14,956,000	14,840,000
Accumulated deficit	(10,537,000)	(9,419,000)
Total shareholders’ equity	4,419,000	5,421,000
Total liabilities and shareholders’ equity	$27,886,000	$24,491,000

See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Revenues
Retail	$16,839,000	$16,513,000	$48,786,000	$47,709,000
Recycling	3,407,000	3,757,000	7,685,000	7,973,000
Byproduct	537,000	436,000	1,389,000	1,075,000
Total revenues	20,783,000	20,706,000	57,860,000	56,757,000
Cost of Revenues	14,068,000	14,873,000	40,243,000	39,667,000
Gross profit	6,715,000	5,833,000	17,617,000	17,090,000
Selling, General and Administrative Expenses	6,413,000	5,517,000	17,969,000	16,389,000
Operating income (loss)	302,000	316,000	(352,000)	701,000
Other Income (Expense)
Other income	2,000	2,000	7,000	1,000
Interest expense	(283,000)	(259,000)	(773,000)	(672,000)
Minority interest	—	(12,000)	—	(12,000)
Net income (loss)	$21,000	$47,000	$(1,118,000)	$18,000

Basic Earnings (Loss) per Common Share	$0.00	$0.01	$(0.26)	$0.00

Diluted Earnings (Loss) per Common Share	$0.00	$0.01	$(0.26)	$0.00

Weighted Average Number of Common Shares Outstanding
Basic	4,341,000	4,269,000	4,332,000	4,242,000
Diluted	4,388,000	4,388,000	4,332,000	4,353,000

See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,	October 1,
	2006	2005
Cash Flows from Operating Activities
Net income (loss)	$(1,118,000)	$18,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	555,000	612,000
Stock-based compensation expense	114,000	—
Minority interest in net income of subsidiary	—	12,000
Loss on sale of equipment	15,000	—
Changes in assets and liabilities:
Accounts receivables	(878,000)	(1,336,000)
Inventories	(1,413,000)	(2,582,000)
Other current assets	(272,000)	(138,000)
Other assets	238,000	(27,000)
Accounts payable	3,245,000	1,629,000
Accrued expenses	(5,000)	138,000
Net cash provided by (used in) operating activities	$481,000	$(1,674,000)
Cash Flows from Investing Activities
Purchases of property and equipment	$(383,000)	$(433,000)
Proceeds from disposal of equipment	2,000	—
Deposit received for sale of building	730,000	—
Net cash provided by (used in) investing activities	$349,000	$(433,000)
Cash Flows from Financing Activities
Net borrowings under line of credit	$458,000	$687,000
Stock placement costs	(2,000)	(77,000)
Distribution to minority subsidiary owner	(25,000)	—
Proceeds from stock option exercises	29,000	365,000
Proceeds from warrant exercises	—	3,000
Payments on long-term obligations	(171,000)	(541,000)
Net cash provided by financing activities	$289,000	$437,000
Increase (decrease) in cash and cash equivalents	$1,119,000	$(1,670,000)
Cash and Cash Equivalents
Beginning	2,095,000	4,362,000
Ending	$3,214,000	$2,692,000
Supplemental Disclosures of Cash Flow Information
Cash payments (receipts) for:
Interest	$773,000	$672,000
Income taxes	$9,000	$(4,000)
Equipment acquired under capital lease	$140,000	$19,000

See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                  Financial Statements

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly our financial position, including our subsidiaries, as of September 30, 2006 and the results of operations and cash flows for the three-month and nine-month periods ended September 30, 2006 and October 1, 2005.  The three and nine months presented are 13- and 39-week periods, respectively.  The results of operations for any interim period are not necessarily indicative of the results for the year.  These interim consolidated financial statements should be read in conjunction with our annual consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2005.  Therefore, certain information and footnote disclosures included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

2.                  Accrued Expenses

Accrued expenses were as follows:

	September 30,	December 31,
	2006	2005
Compensation and Benefits	$1,146,000	$1,339,000
Warranty Expense	36,000	27,000
Accrued Recycling
Incentive Checks	1,110,000	1,110,000
Other	1,244,000	1,065,000
	$3,536,000	$3,541,000

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

In arriving at diluted weighted-average shares and per-share amounts for the three months ended September 30, 2006, and the three and nine months ended October 1, 2005, the potential dilutive common shares for options and warrants with exercise prices below the average market price for the quarter were calculated using the treasury stock method.

For the three months ended September 30, 2006, approximately 161,000 shares of common stock under stock options and warrants have been excluded from the calculation of diluted weighted-average shares as they are anti-dilutive.  There were no anti-dilutive shares of common stock under stock options and warrants for the three months ended October 1, 2005.

Since we incurred losses for the nine months ended September 30, 2006, the effect of 264,000 options to purchase common shares for the nine months ended September 30, 2006 are antidilutive, and, therefore, were not included in the computation of per-share amounts.

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

Changes in our warranty liability reserve are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(Unaudited)	2006	2005	2006	2005
Balance, beginning	$28,000	$29,000	$27,000	$35,000
Standard accrual based on units sold	15,000	22,000	42,000	51,000
Actual costs incurred	(1,000)	(1,000)	(3,000)	(3,000)
Periodic accrual adjustments	(6,000)	(15,000)	(30,000)	(48,000)
Balance, ending	$36,000	$35,000	$36,000	$35,000

Trade receivables:  We carry trade receivables at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. We write off trade receivables when we deem them uncollectible. We record recoveries of trade receivables previously written off when we receive them. We consider a trade receivable to be past due if any portion of the receivable balance is outstanding for more than 90 days. We do not charge interest on past due receivable balances. Our management considers the reserve for doubtful accounts of $152,000 to be adequate to cover any exposure to loss in our September 30, 2006 accounts receivable.

Restricted cash:  In connection with our former customer credit card processing arrangements, we were required to maintain a cash balance that was restricted. At December 31, 2005, we were required to maintain a balance of $350,000, which is reflected in the consolidated balance sheet as long-term restricted cash.  During October 2005, our credit card processing was transferred to a different processor. This new processor does not require us to maintain a cash balance that is restricted.  The former processor required us to maintain the restricted cash balance for 90 days after we ceased using the former credit card processor. In January 2006, $300,000 of the restricted cash balance was released and refunded to us.  We received the remaining $50,000 in June 2006.

Inventories:  Inventories, consisting principally of appliances, are stated at the lower of cost, first-in, first-out (FIFO), or market. We provide estimated reserves for the realizability of our appliance inventories, including adjustments to market, based on various factors including the age of such inventory and our management’s assessment of the need for such allowances. We look at historical inventory agings and margin analysis in determining our reserve estimate. We believe the reserve of $246,000 as of September 30, 2006 is adequate.

Property and equipment:  We compute depreciation using straight-line and accelerated methods over the following estimated useful lives:

Years
Buildings and improvements	18 - 30
Equipment	3 - 8

We amortize leasehold improvements on a straight-line basis over the shorter of their estimated useful lives or the underlying lease term.

We did not identify any items that were impaired as of September 30, 2006.

Income taxes:  Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  At September 30, 2006, a valuation allowance has been recorded against deferred tax assets principally relating to net operating loss and tax credit carryforwards whose use is limited under Section 382 of the Internal Revenue Code.

We did not record a tax provision for the third quarter of 2006 due to the expectation of utilizing our remaining net operating loss carryforward to offset any current taxable income. The resulting reduction in the deferred tax asset will be offset by a decrease in the valuation allowance of the same amount.  Therefore, no net changes were made to the deferred tax asset or liability.  During the remainder of 2006, this will be reviewed to determine the amount, if any, that should be recorded for a tax provision or benefit.

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

As of September 30, 2006, 264,000 stock options were outstanding.  There were no options granted during the three months ended September 30, 2006.  The fair value of option grants is determined at grant date, using a Black-Scholes option pricing model.  The volatility factor used in the Black-Scholes option pricing model is based on historical stock price fluctuations.  The current forfeiture rate is based on a reasonable estimate by management.  Based on these valuations, we recognized compensation expense of $55,000 and $114,000 (an earnings per share effect of $0.01 and $0.03, respectively) for the three and nine months ended September 30, 2006, respectively, related to the amortization of the unvested portion of options outstanding as of December 31, 2005 and of options granted during the second quarter of 2006.  We estimate the expense for the remainder of 2006 to be approximately $30,000 based on the value of options outstanding on September 30, 2006 that will vest during the remainder of 2006.  This estimate does not include any expense for options that may be granted and vest during the remainder of 2006.

Had compensation cost for all of the employee stock-based compensation grants and warrants issued been determined based on the fair values at the grant date consistent with the provisions of Statement No. 123 and 148, our net income (loss) and net income (loss) per basic and diluted common share would have been as indicated below.

	Three Months Ended	Nine Months Ended
(Unaudited)	October 1, 2005	October 1, 2005
Net income (loss):
As reported	$47,000	$18,000
Deduct pro forma stock-based compensation	(23,000)	(47,000)
Pro forma	$24,000	$(29,000)
Basic income (loss) per share:
As reported	$0.01	$0.00
Pro forma	$0.01	$(0.01)
Diluted income (loss) per share:
As reported	$0.01	$0.00
Pro forma	$0.01	$(0.01)

5.             Line of Credit

At September 30, 2006, we had an $8.0 million line of credit with a lender.  The interest rate on the line as of September 30, 2006 was prime plus 2.95 percentage points (11.20%).  The amount of borrowings available under the line of credit is based on a formula using receivables and inventories.  The line of credit has a stated maturity date of December 31, 2007, if not renewed, and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time.  The line of credit is secured by substantially all our assets and requires minimum monthly interest payments of $37,500, regardless of the outstanding principal balance.  The lender is also secured by an inventory repurchase agreement with Whirlpool Corporation (Whirlpool) for purchases from Whirlpool only.  The line requires that we meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt we can incur, limits the amount of spending on fixed assets, and limits payments of dividends.  As of September 30, 2006, we were in compliance with all covenants.  At September 30, 2006, we had unused borrowing capacity of $194,000.

6.                                      Long-Term Obligations

Long-term obligations consisted of the following:

	September 30,	December 31,
	2006	2005
	(Unaudited)
6.85% mortgage, due in monthly installments of $15,326, including interest, due January 2013, secured by land and building	$1,805,000	$1,849,000
Adjustable rate mortgage based on the 30-day LIBOR rate (3.86% as of September 30, 2006) plus 2.70%, adjusted yearly, monthly payments include interest and principal, and are based on a 20-year amortization, due October 2012, secured by land and building	3,039,000	3,118,000
Other, primarily capital leases	210,000	118,000
	5,054,000	5,085,000
Less current maturities	309,000	262,000
	$4,745,000	$4,823,000

The future annual maturities of long-term obligations are as follows:

Fiscal year
Remaining 2006	$101,000
2007	272,000
2008	213,000
2009	270,000
2010	262,000
2011 and thereafter	3,936,000
$5,054,000

7.                                      Asset Held for Sale

In March 2006, we entered into a purchase agreement for the sale of our corporate headquarters facility in Minneapolis, Minnesota, for approximately $6 million with an expected closing date of May 2006.  The purchaser failed to meet its obligations under the purchase agreement.  Therefore, in exchange for the release of the escrowed deposit of $720,000, plus an extension fee of $10,000, we have agreed to extend the deadline to close until December 15, 2006.  Recognition of the deposit and extension fee has been deferred until the closing of the sale.  We believe that it is likely that the transaction will occur in 2006.

8.             Acquisition

On September 1, 2006, we became a majority (60%) owner in Productos Duraderos de Norte America (PDN), a Mexican Corporation in exchange for $3,000 in cash.  PDN refurbishes household window air conditioners for sale through our NAACO operation in McAllen, Texas and through our ApplianceSmart outlet stores.  Operating results of PDN from September 1, 2006 through September 30, 2006 are included in our financial statements.  We include 60% of these results when PDN has a gain but 100% when it has a loss; PDN has a loss for September 2006.  The allocation of the purchase price on September 1, 2006 is as follows:

(In Thousands)
Cash	$11,000
Accounts Receivable	297,000
Property and Equipment	13,000
Prepaids	6,000
Goodwill	61,000
Accounts Payable	(269,000)
Unearned Revenue	(116,000)
Total Purchase Price	$3,000

This purchase price allocation is preliminary and may be subject to change.  The goodwill is not expected to be deductible for tax purposes.

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

RESULTS OF OPERATIONS

Total revenues for the three and nine months ended September 30, 2006 were $20,783,000 and $57,860,000, respectively, compared to $20,706,000 and $56,757,000 for the same periods in the prior year, substantially unchanged for the three months ended  September 30, 2006 and an increase of 2% for the nine months ended September 30, 2006.

Retail revenues accounted for approximately 81% of revenues in the third quarter of 2006.  Retail revenues for the three and nine months ended September 30, 2006 were $16,839,000 and $48,786,000 compared to $16,513,000 and $47,709,000 for the same periods in 2005, increases of 2%.  Same-store retail sales decreased 4% (a sales comparison of twelve stores that were open the entire third quarters of both 2006 and 2005).  The decrease in same-store sales was due primarily to a reduced number of full kitchen packages sold and a slowdown in new home construction.  The increase in third-quarter retail revenues was due primarily to:

1.                               An increase in boxed, special-buy appliance sales, primarily closeout laundry, offset by a decrease in new in-the-box product and unboxed product.  Sales of boxed product continue to be impacted by the reduced availability of full kitchen packages and slow downs in the housing market; and

2.                               An additional location open in our Georgia market contributing approximately $354,000 in additional sales; offset by

3.                               A decrease of about $55,000 in delivery revenue due to lower delivery prices.

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

Currently, we operate fourteen retail stores.  The third retail store in the Atlanta, Georgia, market opened in August 2006.  In June 2006, we announced that we will open a fourth retail store in the Atlanta, Georgia, market in the fourth quarter of 2006.  Same store sales in the Atlanta market were up 16% from the previous year’s third quarter making these openings important to our strategy to improve retail sales.  We expect an increase in retail revenues during the remainder of 2006 due to the opening of these additional retail locations.

Recycling revenues for the three and nine months ended September 30, 2006 decreased to $3,407,000 and $7,685,000 from $3,757,000 and $7,973,000 for the same periods in 2005, decreases of 9% and 4%, respectively.  The decrease in recycling revenues is primarily due to the winding down of a recycling contract  on the East Coast.  During the first three quarters of 2006, we managed appliance recycling operations under seven contracts with electric utility companies.  These include two companies on the West Coast, two in the Midwest, one in the South, one in the Northeast, and one in Canada.  Our contracts with the two utility customers on the West Coast run from 2006-2008.  Our contract with one of the utility customers in the Midwest runs from 2006 to 2007.  The remaining contracts are for 2006 only; the likelihood that these contracts will be renewed can not be predicted as of the end of the third quarter of 2006.

We are responsible for advertising the recycling program on behalf of one of the utility customers on the West Coast.  Each of the other six utility customers is responsible for its own advertising.

Byproduct revenues for the three and nine months ended September 30, 2006 increased to $537,000 and $1,389,000 from $436,000 and $1,075,000 for the same periods of 2005.  The increases were due primarily to an increase in scrap metal volume and prices in California and Minnesota.

Gross profit as a percentage of total revenues for the three months ended September 30, 2006 increased to 32% from 28% for the same period in 2005 and remained 30% for the nine months ended September 30, 2006 compared to the same period in 2005.  The increase for the three months ended September 30, 2006 was primarily due to a decrease in the cost of appliances sold, primarily due to the available deals from manufacturers on unboxed product.  This was offset by a write-off of inventory in our Georgia market in the third quarter of 2006 due to suspected theft which we are currently investigating.  Gross profit as a percentage of total revenues for future periods can be affected favorably or unfavorably by numerous factors, including:

1.       The mix of retail products we sell.

2.       The prices at which we purchase product from the four manufacturers.

3.       Transportation costs including but not limited to fuel costs.

4.       The volume of appliances we receive through our recycling contracts.

5.       The price and volume of byproduct revenues.

We expect gross profit percentages to remain in the 30% to 32% range for the remainder of 2006.  We are focused on containing costs and obtaining the optimum mix of product in order to sustain the gross profit percentage in the 31% to 32% range.

Selling, general and administrative expenses for the three and nine months ended September 30, 2006 increased by $896,000 or 16% and $1,580,000 or 10%, respectively, from the same periods in 2005.  As a percentage of total revenues, selling, general and administrative expenses increased to 31% for the third quarter of 2006 compared to 27% for the third quarter of 2005 and increased to 31% for the first nine months of 2006 compared to 29% for the same period last year.  Selling expenses for the three and nine months ended September 30, 2006 increased by $770,000 or 4% and $1,201,000 or 2%, respectively, from the same periods in 2005.  The increase in selling expenses was due primarily to:

1.                    An increase in net advertising expense of approximately $310,000 in the third quarter of 2006 and $236,000 year-to-date; and

2.                    The expense of approximately $330,000 of opening one additional store during the third quarter of 2006 compared to 2005, and preparing the fourth store in the Atlanta market to open in the fourth quarter of 2006.

3.                    The expense of approximately $550,000 related to operating a store in our San Antonio, TX market that did not open until the fourth quarter of 2005.

General and administrative expenses for the three and nine months ended September 30, 2006 increased by $126,000 or 7% and $379,000 or 7%, respectively, from the same periods in 2005.  The increase in general and administrative expense was due primarily to additional personnel costs associated with operating additional retail stores and recycling contracts and legal costs associated with the legal proceedings discussed in Part II, Item 1, Legal Proceedings.

We expect selling, general and administrative expenses as a percentage of total revenue to be about 30% for the remainder of 2006.

Interest expense increased to $283,000 for the three months and $773,000 for the nine months ended September 30, 2006 compared to $259,000 and $672,000 for the same periods in 2005.  The increase was due primarily to an increase in the interest rate of the line of credit at renewal and an increase in the outstanding amount on the line of credit and an increase in the interest rate on the mortgage on the St. Louis Park, Minnesota facility.

We had net operating loss carryovers and credit carryforwards of approximately $10.7 million at September 30, 2006, which may be available to reduce taxable income and therefore income taxes payable in future years.  However, future utilization of these loss and credit carryforwards is subject to certain significant limitations under provisions of the Internal Revenue Code, including limitations subject to Section 382, which relate to a 50 percent change in control over a three-year period and are further dependent upon our maintaining profitable operations.  Issuance of Common Stock during 1999 resulted in an “ownership change” under Section 382.  Accordingly, our ability to use net operating loss carryforwards generated prior to February 1999 is limited to approximately $56,000 per year, or less than $1 million through 2018.

At September 30, 2006, we had recorded cumulative valuation allowances of approximately $5,754,000 against our net deferred tax assets due to the uncertainty of their realization.  The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to become available to reduce taxable income.

We recorded net income of $21,000 or $0.00 per basic and diluted share for the third quarter ended September 30, 2006 compared to $47,000 or $0.01 per basic and diluted share for the same period of 2005.  We recorded net loss of $1,118,000 or $0.26 per basic and diluted share for the nine months ended September 30, 2006 compared to net income of $18,000 or $0.00 (rounded) per basic and diluted share for the same period in 2005.  The decrease in third quarter net income was primarily due to an increase in selling, general and administrative expenses.  The decrease in net income for the nine months ended September 30, 2006 was due to an increase in selling, general and administrative expense partially offset by an increase in revenue compared to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, we had working capital of $3,816,000 compared to $3,879,000 at December 31, 2005.  Cash and cash equivalents increased to $3,214,000 at September 30, 2006 from $2,095,000 at December 31, 2005.  Net cash provided by operating activities was $481,000 for the nine months ended September 30, 2006 compared to net cash used in operating activities of $1,674,000 in the same period of 2005.  The cash provided by operating activities was primarily due to an increase in accounts payable offset by the net loss.

Our capital expenditures for the nine months ended September 30, 2006 and October 1, 2005 were approximately $383,000 and $433,000, respectively.  The 2006 capital expenditures were related primarily to continued development of our enterprise-wide software, building improvements for our current locations, and the start-up expenses for our third and fourth retail stores in the Atlanta, Georgia, market, which will both open in the third quarter of 2006.  We estimate approximately $50,000 of additional capital expenditures for the new stores.  The 2005 capital expenditures were related primarily to software development and building improvements to open a recycling center in Austin, Texas.  In the third quarter of 2006, we received cash of $720,000 as a deposit on the pending sale of our St. Louis Park, Minnesota building and $10,000 as a fee for extending the closing date.

Net cash provided by financing activities was $289,000 for the nine months ended September 30, 2006 compared to $437,000 in the same period in 2005.  The cash provided by financing was primarily due to borrowing under the line of credit offset by payments on long-term obligations during the nine months ended September 30, 2006.

As of September 30, 2006, we had an $8.0 million line of credit with a lender.  The interest rate on the line as of September 30, 2006 was prime plus 2.95 percentage points (11.20%).  The amount of borrowings available under the line of credit is based on a formula using receivables and inventories.  The line of credit has a stated maturity date of December 31, 2007, if not renewed, and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time.  The line of credit is secured by substantially all our assets and requires minimum monthly interest payments of $37,500, regardless of the outstanding principal balance.  The lender is also secured by an inventory repurchase agreement with Whirlpool for purchases from Whirlpool only.  The line requires that we meet certain financial covenants, provides penalties for noncompliance and prepayment, limits the amount of other debt we can incur, limits the amount of spending on fixed assets, and limits payments of dividends.  As of September 30, 2006, we were in compliance with all covenants.  At September 30, 2006, we had unused borrowing capacity of $194,000.

A summary of our contractual cash obligations at September 30, 2006 is as follows:

Cash Payments Due by Period

Contractual Cash Obligations	Total	Remainder of 2006	2007	2008	2009	2010	2011 and Thereafter
Long-term debt, including interest	$6,877,000	$149,000	$586,000	$529,000	$527,000	$527,000	$4,559,000
Operating leases	$13,792,000	$735,000	$2,903,000	$2,318,000	$1,474,000	$1,054,000	$5,308,000
Total contractual cash obligations	$20,669,000	$884,000	$3,489,000	$2,847,000	$2,001,000	$1,581,000	$9,867,000

We also have a commercial commitment as described below:

Other Commercial Commitment	Total Amount Committed	Outstanding at 10/01/05	Date of Expiration
Line of credit	$8,000,000	$6,583,000	December 31, 2007

In March 2006, we entered into a purchase agreement for the sale of our corporate headquarters facility in Minneapolis, Minnesota, for approximately $6 million with an expected closing date of May 2006.  The purchaser failed to meet its obligations under the purchase agreement.  Therefore, in exchange for the release of the escrowed deposit of $720,000, plus an extension fee of $10,000, we have agreed to extend the deadline to close until December 15, 2006.  We believe that it is likely that the transaction will occur in 2006.

In June 2006, we entered into an agreement with a West Coast utility to handle appliance recycling operations for its 2006-2008 Appliance Recycling Program.

In June 2006, we entered into an agreement with a second West Coast utility to handle appliance recycling operations in their territories for the years 2006-2008.  We are responsible for advertising this program.

We believe, based on our anticipated sales per retail store, revenues from our recycling contracts and gross profit, that our cash balance, funds generated from operations and line of credit will be sufficient to finance our operations and capital expenditures for at least the next twelve months.  Our total capital requirements for 2006 will depend upon, among other things as discussed below, the number and size of retail stores operating during the fiscal year and the recycling volumes generated from the recycling contracts in 2006.  Currently, we have fourteen retail stores and four recycling centers in operation.  If revenues are lower than anticipated or expenses are higher than anticipated, we may require additional capital to finance operations.  Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (common or preferred stock) or other securities.  There can be no assurance that such additional sources of financing will be available or available on terms satisfactory to us or permitted by our current lender.

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

PART I:  ITEM 3       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MARKET RISK AND IMPACT OF INFLATION

We do not believe there is any significant risk related to interest rate fluctuations on the long-term fixed rate debt.  However, there are interest rate risks on the line of credit, since our interest rate floats with prime, and on approximately $3,000,000 in long-term debt entered into in September 2002, since our interest rate is based on the 30-day LIBOR rate. Based on average floating rate borrowings of approximately $9,583,000, a one-percent change in the applicable rate would have caused our interest expense to change by approximately $72,000 for a nine-month period.  Also, we believe that inflation, primarily fuel costs, has adversely impacted both the price we pay for inventory and the buying habits of our customers for the three and nine months ended September 30, 2006.

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

We also maintain a system of internal accounting controls designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our policies and procedures are followed.  There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2006, or thereafter, except as described below, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the first quarter of 2006, management identified a deficiency in our internal controls in the area of retail sales revenue recognition; management expects to complete the process of addressing this deficiency during the remainder of 2006.

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

PART II. OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

On October 18, 2006, the U.S. District Court for the Central District of California denied the motion for summary judgment filed by JACO Environmental, Inc., (JACO) seeking to dismiss a suit we brought against JACO and a former consultant of ours in December 2004.  In the suit, we allege that JACO and the former consultant fraudulently obtained a patent. (U.S. Patent No. 6,732,416) (the JACO patent) in May 2004 covering appliance recycling methods and systems which we originally developed beginning in 1987 and have used in serving more than forty electric utility appliance recycling programs since that time.  We are seeking an injunction to prevent JACO from claiming that it obtained a valid patent on appliance recycling processes that we believe is based on methods and processes we invented.  We are also asking the court for unspecified damages related to charges that JACO, in using the patent to promote its services, has engaged in unfair competition and false and misleading advertising under federal and California statutes.  In addition, we may incur substantial costs in pursuing this injunction, which could have an adverse effect on our results of operations.

In September 2005, we received a legally binding document in which JACO states it will not sue us or any of our customers for violating the JACO patent. Therefore, our recycling operations will continue with our current contracts without interruption.

On October 24, 2006, JACO and SEG Umwelt-Service/Basis of Mettlach, Germany (SEG) filed a patent infringement lawsuit in Federal Court against us.  The suit claims that we have been using refrigerator recycling systems and processes covered by two U.S. patents issued to SEG and exclusively licensed to JACO.  JACO and SEG are seeking an undisclosed amount in damages, in addition to an injunction barring us from continuing to use and market the systems and processes upon which we allegedly infringe.  We believe this lawsuit is retaliatory in nature, given the Court’s denial of JACO’s request to have our litigation dismissed.  We intend to vigorously defend ARCA against this baseless suit.

ITEM 1A RISK FACTORS — There were no material changes from previous filings.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS — None

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES — None

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS — None

ITEM 5 — OTHER INFORMATION — None

ITEM 6 — EXHIBITS

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

Appliance Recycling Centers of America, Inc.
Registrant

Date: November 10, 2006	/s/Edward R. Cameron
Edward R. Cameron
President and Chief Executive Officer

Date: November 10, 2006	/s/Patrick J. Winters
Patrick J. Winters
Controller (chief accounting officer)