Form 10-K
period 2006-12-30
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2007-03-29
CIK 862861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 30, 2006

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of $3.47 per share, as of July 1, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) was $6,660,430.

As of March 16, 2007, there were outstanding 4,341,277 shares of the registrant’s Common Stock, without par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders to be held on May 10, 2007 are incorporated by reference into Part III hereof.

PART I

ITEM 1.  BUSINESS

General

We are a leading retailer and recycler of major household appliances.  We generate revenues from:

1.               Retail sales of appliances at our ApplianceSmart® factory outlets.

2.              Fees charged for collecting and recycling appliances for utilities and other companies.

3.               Selling materials from the appliances that we collect and recycle, including appliances from our ApplianceSmart factory outlets.

We were incorporated in Minnesota in 1983, although, through our predecessors we began our appliance retail and recycling business in 1976.  Our principal office is located at 7400 Excelsior Boulevard, Minneapolis, Minnesota 55426-4517.  References herein to our company include our operating subsidiaries.  (See Exhibit 21.1.)

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

Many types of major appliances contain components with substances that damage the environment, including:

1.              PCBs (polychlorinated biphenyls), which are suspected of causing cancer.  Although the EPA banned the production of PCBs in 1979, it allowed manufacturers to use their remaining inventories of PCB-containing components.  Consequently, some old refrigerators, freezers and air conditioners still in use have capacitors that contain PCBs.  If PCBs are released from capacitors, groundwater contamination can occur.

2.              Mercury, which is toxic to humans.  Mercury can enter the body through inhalation, absorption through the skin, or ingestion.  At high temperatures, mercury vaporizes to form extremely poisonous fumes.  Freezers and washers may have mercury-containing switches in their lids.

3.              CFCs (chlorofluorocarbons), which cause long-term damage to the earth’s ozone layer and may contribute to global warming when released into the atmosphere.  Old refrigerators and freezers commonly contain CFC refrigerants.

4.              Other materials, such as oil and sulfur dioxide, that are harmful when released into the environment.

The federal government requires the recovery of CFC refrigerants upon appliance disposal, and also regulates the management of hazardous materials found in appliances.  Most state and local governments have also enacted laws affecting how their residents dispose of unwanted appliances.  For example, some areas restrict landfills and scrap metal processors from accepting appliances unless the units have been processed to remove environmentally harmful materials.  As a result, old appliances usually cannot be discarded directly through ordinary solid waste systems.

In addition to these solid waste management and environmental issues, energy conservation is another motivating factor in appliance disposal.  Refrigerators manufactured in the 1960s and early 1970s use up to 1,750 kilowatt-hours of electricity each year.  By 2001, federal standards enacted over the years lowered the average annual energy use per new unit to less than 500 kilowatt-hours.

Many electric utility companies sponsor programs to encourage their residential customers to retire energy-inefficient appliances.  Utility companies often provide assistance and incentives for consumers to replace their old, inefficient appliances with newer, more efficient models.  They also promote the removal of surplus appliances to customers who operate more than one refrigerator, freezer or room air conditioner.  Additional appliances contribute significantly to residential energy use and peak demand.

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

Company Background

We started our business in 1976 as a used-appliance retailer.  We had contracts with national and regional retailers of new appliances, such as Sears and Montgomery Ward.   When one of their stores sold a new appliance in the Minneapolis/St. Paul, Miami or Atlanta market, we collected the old appliance from the customer’s residence.  Our technicians reconditioned most of the collected appliances to sell at our own stores, and we sold the appliances that were not suitable for sale to scrap metal processors.

In the late 1980s, stricter environmental regulations began to affect the disposal of unwanted appliances, and we were no longer able to take appliances that contained hazardous components to a metal processor.  At that time, we began to develop systems and equipment to remove the harmful materials so that metal processors would accept the appliance shells for processing.

We then offered our services for disposing of appliances in an environmentally sound manner to appliance manufacturers and retailers, waste hauling companies, rental property managers, local governments and the public.

Appliance Recycling for Utilities

In 1989, we added a new customer group when we opened an appliance processing and recycling center in Milwaukee, Wisconsin, to serve a major electric utility company.  The concept of permanently removing operating, energy-inefficient appliances from use through a utility-sponsored energy-efficiency program proved successful, and we began to focus our resources on expanding our business with electric utilities.  From 1989 to 1994, we opened nine centers that served primarily seventeen utility companies.

The potential of industry deregulation negatively affected our business with electric utilities in the middle to late 1990s.  Utilities decreased their participation in energy-efficiency programs, such as the one we offered, because of uncertainties about how potential deregulation would affect them.

However, when California faced an energy crisis in the late 1990s, the California Public Utilities Commission (CPUC) directed one of our customers, Southern California Edison Company (Edison), to implement a statewide appliance recycling program (Summer Initiative).  The Summer Initiative, which began in September 2000, was available to utility customers in the service areas of Pacific Gas & Electric (PG&E), primarily the San Francisco Bay area, and San Diego Gas & Electric (SDG&E).  We developed and managed the program advertising, scheduled collection appointments when their customers called, picked up the appliances, and processed and recycled the units.

In the ensuing years, we provided services through contracts to support several additional utility-sponsored energy efficiency programs in California, including:

1.               The Appliance Early Retirement and Recycling Program, which ran from June 2001 until August 2002.  We provided services, including advertising, for utility customers in the San Diego area, a six-county region in California’s Central Valley, and the seven-county Bay Area.

2.               The 2003 Statewide Residential Appliance Recycling Program, which was available to qualifying customers in the service territories of Edison and SDG&E through December 2003.  We had been working under an extension of the 2002 contract until signing a new contract in September 2003.

3.               The 2004-2005 Residential Appliance Recycling Program sponsored by Edison for customers in their service territory.

4.               The 2004 Appliance Recycling Program for customers of SDG&E, which was extended through 2005.

In June 2006, we announced the signing of three new contracts in California:

1.               A contract with Edison to handle refrigerator and freezer recycling operations for Edison’s 2006-2008 Appliance Recycling Program, covering substantially the same southern and central California territories that we handled under Edison’s 2004-2005 program.  The contract runs through March 2009. Since the new contract was not finalized by year-end 2005, we had continued to provide services for Edison under terms of the prior program.  Edison is responsible for advertising the program.

2.               A contract with SDG&E to provide refrigerator, freezer and room air conditioner recycling services through December 2008 for their residential and small commercial customers.  Under terms of this agreement, we are responsible for advertising the program.

3.               A contract for recycling the old, inefficient but working refrigerators and freezers of customers served by the Sacramento Municipal Utility District (SMUD).  The initial term of the contract was from June 2006 through December 2006, and has subsequently been extended through June 2007.  We are responsible for advertising this program.

Since 2004, electric utilities in other parts of the U.S. have also awarded us with contracts:

1.              We were selected to handle a joint appliance recycling program in Connecticut sponsored by The United Illuminating Company and The Connecticut Light & Power Company.  The program began in April 2004 and ended in December 2006.  Both of these utilities were responsible for advertising their programs.

2.              In December 2004, we reached an agreement with Wisconsin Public Power Inc. (WPPI) to provide appliance recycling services through December 2005.  The contract was initially extended through 2006 and has been extended again through December 2007.  WPPI is a statewide power company owned by 40 municipalities that operate electric utilities.  They supply power to 154,000 homes and businesses throughout Wisconsin.  WPPI is responsible for advertising this program.

3.              Also in December 2004, we entered into an agreement with Austin Energy in Texas to manage appliance recycling operations in their service territory during 2005.  The contract was initially extended through 2006 and has been extended again until December 2007.  The City of Austin has granted Austin Energy the option to renew the program annually through 2008.  Austin Energy is the nation’s tenth largest community-owned electric utility, serving 360,000 customers within the City of Austin and surrounding counties.  To support this program, we opened an appliance recycling facility in Austin.  Austin Energy is responsible for advertising this program.

4.              In March 2006, we entered into an agreement with Wisconsin Energy Conservation Corporation (WECC) to provide appliance recycling services through June 2007.  WECC administers and implements the residential components of the State of Wisconsin’s Focus on Energy, a public-private partnership offering energy information and services to customers throughout the state.

We have seen a renewed interest from utilities in appliance recycling energy-efficiency programs, and we will continue to aggressively pursue that segment of customers in 2007.  However, we still have a limited ability to project revenues from utility programs in 2007.

Retail Sales; Reverse Logistics Programs

When electric utilities began to scale back or discontinue their programs with us in the mid-1990s, we increased our marketing to appliance manufacturers and retailers, waste haulers and property management companies.  We also focused on strengthening our sales of used appliances.  In 1995, we began operating our own chain of stores, Encore Recycled Appliances®.  In 1998, we changed the name of our retail stores to ApplianceSmart.

One of the markets we have developed is in providing reverse logistics services for appliance manufacturers and retailers.  Reverse logistics involves managing appliances that fall outside a company’s normal channels of distribution.

All these appliances are new, not used.  Some are in the carton while others are out of the carton.  One example of this type of product involves manufacturer redesign, in which a current model is updated to include a few new features and is then assigned a new model number.  Because the manufacturer ships only the latest models to retailers, a large quantity of the older model remains in the manufacturer’s inventory.

In the appliance industry, these appliances require a different method of management.  These “special-buy” appliances include:

•      Closeouts

•      Floor samples

•      Returned or exchanged items

•      Factory overruns

•      Scratch and dent

•      Open carton

For many years, manufacturers relied on small appliance dealers to buy this product to sell in their stores. However, today these small retailers are struggling to compete with large appliance chains (the top 10 retailers are estimated to control 80 percent of the appliance sales market).  At the same time, the expansion of big-box retailers that sell appliances has created a dramatic increase in the number of special-buy units, further straining the traditional outlet system for these appliances.  Because these special-buy appliances have value, manufacturers and retailers need an efficient management system to recover their worth.

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

Maytag was acquired by Whirlpool in 2006; however, this has not affected our supply or the terms of our agreement with Maytag.

We have also entered into contracts with three other major manufacturers:

1.               In December 2001, we began carrying a full line of Frigidaire appliances at all ApplianceSmart factory outlets.

2.               In January 2003, we entered into a contract with GE Consumer Products to purchase and sell special-buy GE appliances.

3.               In March 2007, we signed an agreement to carry appliances manufactured by Danby.

In addition to our reverse logistics contracts, we are also an authorized dealer of new product for Whirlpool, Maytag, Frigidaire, GE and Danby.

Although there are no guarantees on the number of units that any of the manufacturers will sell us, we believe that purchases from these five manufacturers will provide an adequate supply of high-quality appliances for our ApplianceSmart outlets.

During the second quarter of 2003, we became a majority (60%) owner in North America Appliance Company, LLC (NAACO).  NAACO was formed and commenced operations in June 2003 and is a retailer of special-buy appliances in Texas.  Because NAACO has a net shareholders’ deficit, no minority interest has been recognized on our consolidated balance sheet, and 100% of NAACO’s operations are included in our consolidated financial statements for the years of 2006, 2005 and 2004.

On September 1, 2006, we became a majority (60%) owner in Productos Duraderos de Norte America (PDN), a Mexican Corporation in exchange for $3,000 in cash.  PDN refurbishes household window air conditioners for sale through our NAACO operation in McAllen, Texas and through our ApplianceSmart outlet stores.  Operating results of PDN from September 1, 2006 through December 30, 2006 are included in our financial statements.  Since PDN has operated at a loss since September 1, 2006, 100% of PDN’s operations are included in our consolidated financial statements.

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

We are also actively pursuing opportunities to support energy-efficiency programs sponsored by electric utility companies.  We have seen renewed interest from utility companies in these programs.

Customers and Source of Supply

We offer reverse logistics services to manufacturers and retailers that need an efficient way to manage appliances that fall outside their normal distribution and sales channels.  We also provide services for electric utility companies that offer their customers appliance recycling programs as an energy conservation measure.

For many years, we provided collection and recycling services for waste haulers, vending machine companies, residential property managers and the general public for specified fees.  We have phased out this aspect of our business to focus on reverse logistics, retail sales and energy conservation programs.

Retailers of New Appliances:  We began our business by offering services to Sears, Montgomery Ward and other retailers of new appliances.  When a consumer purchased a new appliance, we collected the replaced appliance from the customer’s home or the retailer’s facility.  These appliances were our source of supply for our used appliance business, which we have since discontinued.

However, we continue to work with new-appliance retailers to manage units that customers have returned and other appliances that the retailer cannot sell as new in-the-carton product.

Appliance Manufacturers:  We now work with appliance manufacturers, including Whirlpool, Maytag, Frigidaire, GE and Danby to acquire the product we sell at our ApplianceSmart retail stores.  We purchase special-buy appliances, such as discontinued models and factory overruns, and sell the product at a significant discount to full retail prices.  In addition, our participation in a national buying cooperative enables us to purchase new in-the-carton appliances to fill out our mix of product.

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

Our contracts with electric utility customers prohibit us from repairing and selling appliances we receive through their programs.  Because the intent of the program is to conserve electricity, we take steps to assure our customers that those appliances do not return to use.

Our pricing for energy efficiency programs is on a per-appliance basis and depends upon several factors, including:

1.     Total number of appliances processed.

2.     Length of the contract term.

3.     Specific services the utility selects us to provide.

4.     Market factors, including labor rates and transportation costs.

Currently, we have contracts for 2007 with the following utilities to handle recycling operations in their service territories:

1.               Southern California Edison

2.               San Diego Gas & Electric

3.               Sacramento Municipal Utility District

4.               Wisconsin Public Power

5.               Austin Energy

6.               Wisconsin Energy Conservation Corporation

7.               Several other municipal utilities

Company Operations

We provide a full range of reverse logistics, energy-efficiency and appliance recycling services.  We purchase major appliances primarily from appliance manufacturers and retailers for our retail operations.  We provide services for electric utility companies to collect and recycle appliances turned in through their energy-efficiency programs.

Many of the appliances that we receive from manufacturers are still in the factory carton and are ready to sell.  Other appliances need repair or cosmetic work before we send them to our ApplianceSmart retail outlets.  All appliances we sell are under warranty and carry a 100 percent money-back guarantee.  We also offer extended warranties, delivery, factory-trained technician service and recycling of customers’ old appliances.

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

Although the potential of industry deregulation negatively affected our business with electric utilities in the middle to late 1990s, we are seeing renewed interest in appliance recycling energy-efficiency programs.  We enter 2007 serving six major utility programs and several smaller ones.  We are aggressively pursuing additional utility customers, but still have a limited ability to project revenues from utility programs in 2007.

Since 2003, we have focused on a carefully managed growth plan to strengthen our retail operations.  We will continue to open showroom outlet stores in convenient, high-traffic locations.  In addition, we will continue to seek additional sources of product for our retail stores.  We believe that the growth of our retail business in the near future will likely occur through opening new ApplianceSmart outlets in our existing markets.

Principal Products and Services

We generate revenues from three sources: retailing, recycling and byproduct.  The table below reflects the percentage of total revenues from each source for the past three fiscal years.  See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Revenues:	2006	2005	2004
Retail	84.2%	83.3%	79.2%
Recycling	13.2%	14.6%	17.8%
Byproduct	2.6%	2.1%	3.0%
	100.0%	100.0%	100.0%

Although we have three main sources of revenues—retail, recycling and byproduct—we believe that we have only one operating segment.  That is, even though certain separate financial information by retail store or retail store and recycling center is available to us, we are managed as a single unit.  Specifically, we do not measure profit or loss or maintain asset information separately for our revenue sources.  Recycling and byproduct revenues result from both our retail operations and our recycling contracts.  Retail includes the free removal and recycling of the customer’s replaced appliance.  Recycling includes the recycling of appliances through a contract or agreement.

Sales and Marketing

We use a variety of methods to promote awareness of our products and services.  We believe that we are recognized as a leader in the recycling industry and in appliance retailing through reverse logistics.

Our ApplianceSmart outlet store concept includes establishing large factory showrooms in metropolitan locations.  We aim to offer consumers a selection of hundreds, even thousands, of appliances at each of our stores.  Our visual branding consists of ample display of manufacturers’ signage, along with custom-designed ApplianceSmart materials in red, white and blue.  In every market, we advertise our stores through print media, and in some markets, we rely heavily upon television and radio spots.  Through www.ApplianceSmart.com, consumers can also learn more about us on the Internet.

We market our services to electric utility companies by contacting prospective clients directly, submitting proposals for services to interested parties, and responding to utility-issued requests to bid.  We also generate leads from inquiries received through our corporate website, www.arcainc.com.

Seasonality

We experience some seasonality in retail revenues, with revenues in the second and third calendar quarters being slightly higher than revenues in the first and fourth calendar quarters.

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

Competition

Our retail competition comes mainly from new-appliance and other special-buy retailers.  Each ApplianceSmart outlet competes with local and national chains of new-appliance dealers, as well as with independently owned appliance retailers.  Many of these retailers have been in business longer than we have and may have significantly greater assets.

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

We expect our primary competition for appliance recycling contracts with existing and new customers to come from a variety of sources, including:

1.     Existing recycling companies.

2.     Entrepreneurs entering the appliance recycling business.

3.     Energy management consultants.

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

The many laws and regulations that affect appliance recycling include landfill disposal restrictions, hazardous waste management requirements and air quality standards.  Each of our recycling facilities maintains the appropriate registrations, permits and licenses for operating at its location.

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

Employees

At March 1, 2007 we had 301 full-time employees, distributed approximately as follows:

1.               13% of our employees provide appliance collection, transportation and processing services at our recycling centers.

2.               62% work in retail sales.

3.               25% are in administration and management.

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

Our primary growth strategy is to open new retail stores.  We evaluate demographic, economic and financial information in considering a new store location.  We look primarily in markets where we currently have operations, for additional operational and marketing efficiencies of scale.  New stores take time to become profitable; we cannot assure you that any individual current or future store will attain or maintain projected profitability.  We incurred a net loss of $1,409,000 or $0.33 per share for fiscal year 2006 and a net loss of $933,000 or $0.22 per share for fiscal year 2005.  Our full financial information is set out in the financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Most of our revenues are derived from retail sales.  We expect this dependence on retail sales to continue in the future.

Most of our revenues are derived from retail sales of appliances from our ApplianceSmart retail stores. We currently operate fifteen ApplianceSmart stores.  Retail revenues have lower profit margins than recycling revenues.  We believe that our future economic results will be heavily dependent on our retail stores.  In fiscal 2004, 2005 and 2006, approximately 79%, 83% and 84%, respectively, of our revenues were from retail sales. We currently expect that retail revenues will account for approximately 85% of total revenues for 2007.  However, we cannot assure you that sales from our stores will grow at the rates we currently anticipate.

Our revenues from recycling contracts have declined, and future revenues from this source are very difficult to project.

In the past, our business was dependent largely upon our ability to obtain new contracts and continue existing contracts for appliance recycling services with utility companies.  Contracts with these entities generally have initial terms of one to four years, with renewal options and early termination clauses.  The recycling and byproducts portion of our business has diminished from approximately 50% of total revenues in fiscal 2001 to 15.8% of total revenues in fiscal 2006, partially due to decreased sponsorship of energy conservation programs by utilities.  However, we are still dependent on certain customers for a large portion of our revenues.  Generally, recycling revenues have a higher gross profit than retail revenues.

Our major utility customer, Southern California Edison Company (Edison), accounted for approximately 9% of revenues for 2004 and 2005 and 11% for 2006.  The loss or material reduction of business from Edison, or any major customer, could adversely affect our net revenues and profitability.  We were awarded a contract to provide services for Edison’s refrigerator recycling program for the years 2006-2008.  The contract does not provide for a minimum number of refrigerators to be recycled, and the timing and amount of revenues is dependent on Edison’s advertising.

We cannot assure you that our existing recycling contracts will be continued or renewed, that existing customers, including Edison, will continue to use our services at current levels, or that we will be successful in obtaining new recycling contracts.

Our revenues from recycling contracts are subject to seasonal fluctuations and are dependent on the utilities’ advertising and promotional activities for contracts in which we do not provide advertising services.

In our business with utility companies, we experience seasonal fluctuations that impact our operating results.  Our recycling revenues are generally higher during the second and third calendar quarters and lower in the first and fourth calendar quarters, due largely to the promotional activity schedules in advertising programs managed by the utilities.  We expect that we will continue to experience such seasonal fluctuations in recycling revenues. We experience less seasonal fluctuation in our retail business.

We may need new capital to fully execute our growth strategy.

Our business involves providing comprehensive, integrated appliance recycling services and developing a chain of retail stores.  This commitment will require a significant continuing investment in capital equipment and leasehold improvements and could require additional investment in real estate.

Our total capital requirements will depend, among the other things discussed in this annual report, on the number of recycling centers and the number and size of retail stores operating during 2006.  Currently, we have fifteen retail stores and four recycling centers in operation.  If our revenues are lower than anticipated or our expenses are higher than anticipated or our current line of credit cannot be maintained, we will require additional capital to finance our operations.  Even if we are able to maintain our current line of credit, we may need additional equity or other capital in the future.  Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (including the issuance of preferred stock) or other securities.  We cannot assure you that any additional sources of financing or new capital will be available to us, or available on acceptable terms, or permitted by the terms of our current debt.  In addition, if we sell additional equity to raise funds, all outstanding shares of Common Stock will be diluted.

A decline in general economic conditions could lead to reduced consumer demand for our products and have an adverse effect on our liquidity and profitability.

Since purchases of our merchandise are dependent upon discretionary spending by our retail customers, our financial performance is sensitive to changes in overall economic conditions that affect consumer spending.  Consumer spending habits are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, gasoline prices, consumer confidence and consumer perception of economic conditions.  A general or perceived slowdown in the United States economy or uncertainty as to the economic outlook could reduce discretionary spending or cause a shift in consumer discretionary spending to other products.  Any of these factors would likely cause us to delay or slow our expansion plans, reduce net sales and potentially result in excess inventories. This could, in turn, lead to increased merchandise markdowns and related costs associated with higher levels of inventory that could adversely affect our liquidity and profitability.

Our market share may be adversely impacted at any time by a significant number of competitors.

Competition for our retail stores comes primarily from retailers of new and special-buy appliances.  Each of our locations will compete not only with local and national chains of new appliance retailers, many of whom have been in business longer than we have and who may have significantly greater assets, but will also be required to compete with numerous independently owned retailers of used appliances.  A number of our retail operations have been opened within the past 24 months; therefore, we cannot assure you that we will be able to compete effectively in any such market.

While recycling revenues could become a smaller part of our business for the foreseeable future, many factors, including existing and proposed governmental regulation, may affect competition in the industry.  We generally compete with two or three companies based in the geographic area to be served, and they generally offer some of the services we provide.  We expect our primary competition for contracts with existing or new customers to come from entrepreneurs entering the appliance recycling business, energy management consultants, current recycling companies, major waste hauling companies, scrap metal processors and used appliance dealers.  In addition, some of our customers, such as utility companies, may operate appliance recycling programs internally rather than contracting with us or other third parties.  We cannot assure you that we will be able to compete profitably in any of our chosen markets.

Changes in governmental regulations relating to our recycling business could increase our costs of operations and adversely affect our business.

Our appliance recycling centers are subject to various federal, state and local laws, regulations and licensing requirements related to the collection, processing and recycling of household appliances.  These requirements may vary by market location and include, for example laws, concerning the management of hazardous materials and the 1990 Amendments to the Clean Air Act, which require us to recapture CFC refrigerants from appliances to prevent their release into the atmosphere.

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

We have an $8.0 million line of credit with a stated maturity date of December 31, 2007.  The line of credit also provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time.  We have pledged substantially all our assets to secure payments under the line.  The line requires that we meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt we can incur, limits the amount of spending on fixed assets, and limits payments of dividends.  At March 3, 2007, borrowings of $6,543,000 were outstanding under the line of credit, and we had a shortfall on our borrowing capacity of $454,000 which was paid back to the lender on March 3, 2007.

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

We are involved in litigation surrounding intellectual property.  We may incur substantial costs as a result of the litigation , which could have an adverse effect on our results of operations.

In December 2004, we filed suit in the U.S. District Court for the Central District of California alleging that JACO Environmental, Inc. and one of our former consultants fraudulently obtained a patent (U.S. Patent No. 6,732,416) in May 2004 covering appliance recycling methods and systems originally developed by us beginning in 1987 and used in serving more than forty-five electric utility appliance recycling programs since that time.  We are seeking a permanent injunction barring JACO from using the patent to market JACO’s recycling services, due to our belief that the patent is invalid and unenforceable.  We are also asking the court for unspecified damages related to charges that JACO, in using the patent to promote its services, has engaged in unfair competition and false and misleading advertising under federal and California statutes.  We may incur substantial costs in pursuing this injunction, which could have an adverse effect on our results of operations.

On October 24, 2006, JACO and SEG Umwelt-Service/Basis of Mettlach, Germany (SEG) filed a patent infringement lawsuit in Federal Court against us.  The suit claims that we have been using refrigerator recycling systems and processes covered by two U.S. patents issued to SEG and exclusively licensed to JACO.  JACO and SEG are seeking an undisclosed amount in damages, in addition to an injunction barring us from continuing to use and market the systems and processes upon which we allegedly infringe.  We may incur substantial costs in defending this suit, which could have an adverse effect on our results of operations.

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

Currently, Edward R. (Jack) Cameron, Chairman and CEO, owns approximately 8.6% of our outstanding shares of Common Stock.  Our officers and directors together hold approximately 16.4%, including any options or warrants they may hold.  One of our principal lenders, Medallion Capital, Inc., owns approximately 12% of our outstanding shares.  Medallion also has a non-voting right to attend and participate in all meetings of our Board of Directors.  Perkins Capital Management, Inc. beneficially owns approximately 18% of our outstanding shares.  White Pine Capital, LLC beneficially owns approximately 11% of our outstanding shares.  Because of such ownership, our management and principal shareholders may be able to significantly affect our corporate decisions, including the election of the Board of Directors.

ITEM 1B.               UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                  PROPERTIES

Our executive offices are located in Minneapolis, Minnesota, in a company-owned facility that includes approximately 11 acres of land.  The building contains approximately 122,000 square feet, consisting of 27,000 square feet of office space, 71,000 square feet of operations and processing space, and 24,000 square feet of retail space as identified below (under “Minneapolis, MN, 1998”).  In March 2006, we entered into a purchase agreement for the sale of this property. This purchase agreement was cancelled in December 2006.  We also own and use a building in Compton, California, with 11,000 square feet of office space, 30,000 square feet of warehouse and processing space, and 5,000 square feet of retail space as identified below (under “Los Angeles, CA”).

We currently operate fifteen retail stores in the following locations:

Retail Space
Market	Opening Date	Size (Sq. Ft.)
Minneapolis, MN	1998 Jan. 2001 Oct. 2001 Feb. 2003 Dec. 2004	24,000 24,000 49,000 33,000 30,000	(Also has 29,000 sq. ft. of warehouse space.)
Los Angeles, CA	1998	5,000
Columbus, OH	1997 May 2001 Mar. 2002	20,000 32,000 30,000
Atlanta, GA	Dec. 2003 Nov. 2004 Oct. 2006 Dec. 2006	30,000 30,000 27,000 46,000	(Also has 58,000 sq. ft. of production/warehouse space.)
San Antonio, TX	Oct. 2004 Oct. 2005	36,000 37,000

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

ITEM 3.                 LEGAL PROCEEDINGS

In December 2004, we filed suit in the U.S. District Court for the Central District of California alleging that JACO Environmental, Inc. (JACO) and one of our former consultants fraudulently obtained U.S. Patent No. 6,732,416 in May 2004 covering appliance recycling methods and systems originally developed by us beginning in 1987 and used in serving more than forty-five electric utility appliance recycling programs since that time.  We are seeking an injunction to prevent JACO from claiming that it obtained a valid patent on appliance recycling processes that we believe is based on methods and processes we invented.  We are also asking the court for unspecified damages related to charges that JACO, in using the patent to promote its services, has engaged in unfair competition and false and misleading advertising under federal and California statutes.  In addition, we may incur substantial costs in pursuing this injunction, which could have an adverse effect on our results of operations.

In September 2005, we received a legally binding document in which JACO states it will not sue us or any of our customers for violating the JACO patent. Therefore, our recycling operations will continue with our current contracts without interruption.

On October 18, 2006, the U.S. District Court for the Central District of California denied the motion for summary judgment filed by JACO to dismiss the suit.

The case is scheduled for trial in April 2007.

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

	High	Low
2005
First Quarter	$ 4.60	$ 2.75
Second Quarter	3.75	2.80
Third Quarter	5.20	3.26
Fourth Quarter	6.00	4.05
2006
First Quarter	$ 6.50	$ 4.25
Second Quarter	6.50	2.66
Third Quarter	3.60	1.85
Fourth Quarter	2.20	1.85

On March 16, 2007, the last reported sale price of the Common Stock on the Nasdaq Capital Market was $2.20 per share.  As of March 16, 2007, there were approximately 750 beneficial holders of our Common Stock.

We have not paid dividends on our Common Stock and do not presently plan to pay dividends on our Common Stock for the foreseeable future.  Our line of credit limits our ability to pay dividends.

Information concerning securities authorized for issuance under equity compensation plans is included in Part III, Item 12 of this report.

Performance Graph

The following graph compares cumulative total shareholder returns on our common stock over the last five fiscal years with the Nasdaq Stock Market (U.S. Companies) Index and the Dow Jones Specialty Retailers Index, assuming an initial investment of $100 at the beginning of the period and the reinvestment of all dividends.

	AT YEAR END
	12/01	12/02	12/03	12/04	12/05	12/06
Appliance Recycling Centers of America, Inc.	$ 100.00	49.75	68.41	114.43	121.89	53.48
NASDAQ Stock Market (U.S. Companies)	$ 100.00	68.85	101.86	112.16	115.32	127.52
Dow Jones Specialty Retailers Index	$ 100.00	66.25	100.02	111.66	119.30	131.06

ITEM 6.                                                    SELECTED FINANCIAL DATA

The selected financial information set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Fiscal Years of 2006, 2005 and 2004” and “Item 8. Financial Statements and Supplementary Data.”

Fiscal Years Ended	2006	2005	2004	2003	2002
(In thousands, except per-share data)

Statement of Operations
Total revenues	$ 77,790	$ 74,893	$ 52,830	$ 43,609	$ 45,720
Gross profit	$ 23,745	$ 22,487	$ 15,543	$ 11,879	$ 15,774
Operating income (loss)	$ (1,111)	$ (150)	$ (1,103)	$ (1,776)	$ 1,742
Net income (loss)	$ (1,409)	$ (933)	$ (1,314)	$ (1,541)	$ 332
Basic earnings (loss) per common share	$ (0.33)	$ (0.22)	$ (0.48)	$ (0.66)	$ 0.14
Diluted earnings (loss) per common share	$ (0.33)	$ (0.22)	$ (0.48)	$ (0.66)	$ 0.11
Basic weighted average number of common shares outstanding	4,335	4,261	2,722	2,343	2,320
Diluted weighted average number of common shares outstanding	4,335	4,261	2,722	2,343	3,025

Balance Sheet
Working capital	$ 2,818	$ 3,879	$ 4,600	$ 3,446	$ 5,003
Total assets	$ 23,705	$ 24,491	$ 24,340	$ 20,833	$ 20,239
Long-term liabilities	$ 5,169	$ 5,216	$ 5,521	$ 5,658	$ 5,797
Shareholders’ equity	$ 4,142	$ 5,421	$ 6,063	$ 4,209	$ 5,737

QUARTERLY FINANCIAL DATA

The following table sets forth certain unaudited quarterly financial data for the eight quarters ended December 30, 2006.  In our opinion, the unaudited information set forth below has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth herein.  The operating results for any quarter are not indicative of results for any future period.  All data is in thousands except per-common share data.

Fiscal 2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenues	$ 17,916	$ 19,161	$ 20,783	$ 19,930
Net income (loss)	$ (678)	$ (461)	$ 21	$ (291)
Basic earnings (loss) per common share	$ (0.16)	$ (0.11)	$ 0.01	$ (0.07)
Diluted earnings (loss) per common share	$ (0.16)	$ (0.11)	$ 0.01	$ (0.07)
Basic weighted average number of common shares outstanding	4,322	4,334	4,341	4,341
Diluted weighted average number of common shares outstanding	4,322	4,334	4,388	4,341

Fiscal 2005
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenues	$ 16,909	$ 19,142	$ 20,706	$ 18,136
Net income (loss)	$ (433)	$ 404	$ 47	$ (951)
Basic earnings (loss) per common share	$ (0.10)	$ 0.09	$ 0.01	$ (0.22)
Diluted earnings (loss) per common share	$ (0.10)	$ 0.09	$ 0.01	$ (0.22)
Basic weighted average number of common shares outstanding	4,144	4,266	4,269	4,269
Diluted weighted average number of common shares outstanding	4,144	4,341	4,388	4,269

ITEM 7.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE FISCAL YEARS 2006, 2005 AND 2004

OVERVIEW

Our 2006 fiscal year (2006) ended December 30, 2006, our 2005 fiscal year (2005) ended December 31, 2005 and our 2004 fiscal year (2004) ended January 1, 2005.  The fiscal years of 2006, 2005 and 2004 contain 52 weeks.

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

We expanded our ApplianceSmart operation to fifteen stores in 2006 with two additional facility openings in the Atlanta, Georgia market (the third and fourth stores in this market) in the fourth quarter.  Retail revenues accounted for approximately 84.2% of total revenues in 2006.

We are actively pursuing opportunities to support energy-efficiency programs run by electric utility companies. During 2006, we handled appliance recycling programs for and in the service territories of Southern California Edison (Edison), San Diego Gas & Electric (SDG&E), The United Illuminating Company (UI), The Connecticut Light & Power Company (CL&P), Austin Energy in Austin, Texas, Wisconsin Public Power, Wisconsin Energy Conservation Corporation, and the Ontario Power Authority.

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in the footnotes to the financial statements.  Some of the most critical policies are also discussed below.

Revenue recognition:  We recognize retail revenues when the consumer pays for the appliance with cash, check or credit card.  We recognize recycling revenue when we collect and process a unit under our recycling contracts.  We recognize byproduct revenue when we receive payment from the scrap metal processor, and when we ship CFCs to a recycler.

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

Stock-based compensation: We adopted FASB statement No. 123 (revised 2004), Share Based Payment, in fiscal 2006; fiscal 2005 and 2004 proforma compensation cost is presented in note 1. Currently, we use the Black-Scholes option pricing model to determine stock-based compensation costs.  This pricing model requires management to estimate if and when options granted will be exercised.  In determining this estimate, we review historical performance of our stock and stock option exercises.

Recently Issued Accounting Pronouncements

In June 2006, the FASB has published FASB Interpretation (FIN) No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB SFAS No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise’s financial statements.  Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.   The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006.  We do not expect FIN No. 48 will have a material effect on the consolidated financial statements.

In September 2006, the FASB has published FASB SFAS No. 157, Fair Value Measurements, to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements.  SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability.  Moreover, the SFAS states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability.  Consequently, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price).  SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).  Finally, SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition.  Entities are encouraged to combine the fair value information disclosed under SFAS No. 157 with the fair value information disclosed under other accounting pronouncements, including SFAS No. 107, Disclosures about Fair Value of Financial Instruments, where practicable.  The guidance in this Statement applies for derivatives and other financial instruments measured at fair value under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, at initial recognition and in all subsequent periods.  The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007.  We believe the impact of SFAS No. 157 will not have a material effect on the consolidated financial statements.

In September 2006, the FASB has published FASB SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, to require an employer to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in their financial statements. Previous standards required an employer to disclose the complete funded status of its plan only in the notes to the financial statements. Moreover, because those standards allowed an employer to delay recognition of certain changes in plan assets and obligations that affected the costs of providing benefits, employers reported an asset or liability that almost always differed from the plan’s funded status. Under SFAS No. 158, a defined benefit postretirement plan sponsor that is a public or private company or a nongovernmental not-for-profit organization must (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for the plan’s underfunded status, (b) measure the plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and (c) recognize, as a component of other comprehensive income, the changes in the funded status of the plan that arise during the year but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, Employers’ Accounting for Pensions, or SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. SFAS No. 158 also requires an employer to disclose in the notes to financial statements additional information on how delayed recognition of certain changes in the funded status of a defined benefit postretirement plan affects net periodic benefit cost for the next fiscal year.  We believe the impact of SFAS No. 158 will not have a material effect on the consolidated financial statements.

REVENUES

Our total revenues for 2006 were $77,790,000 compared to $74,893,000 in 2005.

Retail revenues increased to $65,504,000 in 2006 from $62,365,000 in 2005, an increase of 4% or $3,139,000.  The increase in retail revenues was due primarily to:

1.               Two stores opened in the Atlanta, GA market, one in September, 2006 and one in December, 2006 resulting in additional revenue of approximately $1,178,000.

2.               One store opened in the fourth quarter of 2005 was open for all of 2006 resulting in additional revenue of approximately $1,952,000.

3.               An increase in same store sales in the Atlanta, GA and Columbus, OH markets of 16.7% and 7.0% respectively, offset by a decrease in same store sales in the MN market of 7.2%.

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

We operated fifteen retail stores at the end of 2006 and thirteen at the end of 2005.  In September, 2006, we opened a 27,000-square-foot store in the Atlanta, GA, market and in December, 2006, we opened a 46,000 square foot store, also in the Atlanta, GA market.

Recycling revenues decreased to $10,314,000 in 2006 from $10,937,000 in 2005.  The decrease was primarily due to a decrease in units recycled for the recycling programs in Connecticut as the program came to an end at the end of 2006. Southern California Edison accounted for approximately 10% of our total revenues for 2006 and 9% of total revenues in both 2005 and 2004.

During 2006, we managed recycling operations under five contracts with electric utility companies, each of which was responsible for advertising in its service territory.  We provided services for:

                           1.      Edison (2006-2008 program)

                           2.      SDG&E (2006-2008 program)

                           3.      UI and CL&P (joint 2006 program)

                           4.      Austin Energy (2006 program)

                           5.      Wisconsin Public Power Inc. (2006 program)

                           6.      Wisconsin Energy Conservation Corporation (2006 program)

In March 2006, we announced that we had entered into an agreement with Wisconsin Energy Conservation Corporation to begin a program in April 2006.  As of March 1, 2006, we operated processing and recycling centers in Minneapolis, MN; Los Angeles, CA; Waterbury, CT; and Austin, TX.  We are also aggressively pursuing new appliance recycling programs in these and other states.

Byproduct revenues increased to $1,972,000 in 2006 from $1,591,000 in 2005.  The increase was due primarily to an increase in scrap metal revenues resulting from in increase in the price paid for scrap metal by recyclers.  Our total revenues for 2005 were $74,893,000 compared to $52,830,000 in 2004.

Retail revenues increased to $62,365,000 in 2005 from $41,847,000 in 2004, an increase of 49% or $20,518,000.  The 2005 increase in retail revenues was due primarily to:

1.               Same-store sales increase of approximately 15.6% or $6,500,000 (a sales comparison of nine stores open the full years of 2005 and 2004).

2.               Three stores opened during the fourth quarter of 2004 and operating for the full year 2005 had an increase in sales of approximately $13,386,000.

3.               One store opened during the fourth quarter of 2005, generating sales of approximately $632,000.

We purchased new in-the-box and special-buy appliances from Whirlpool, Maytag, GE and Frigidaire.

We operated thirteen retail stores at the end of 2005 and twelve at the end of 2004.  In October 2005, we opened a 37,000-square-foot store in the San Antonio market.

Recycling revenues increased to $10,937,000 in 2005 from $9,414,000 in 2004.  The increase was due primarily to the Connecticut recycling program, which did not begin until the end of the 2nd quarter of 2004, but was in operation during all of 2005, and the recycling contracts with Austin Energy and Wisconsin Public Power that began in 2005. Edison accounted for approximately 9% of our total annual revenues for 2005 and 2004.  During 2005, we managed appliance recycling operations under three contracts with electric utility companies, each of which was responsible for advertising in its service territory.  We provided services for:

                           1.      Edison (2004-2005 program)

                           2.      UI and CL&P (joint 2005 program)

                           3.      Austin Energy (2005 program)

                           4.      Wisconsin Public Power (2005program)

Byproduct revenues increased to $1,591,000 in 2005 from $1,569,000 in 2004.  The increase was due primarily to an increase of approximately $64,000 in scrap metal prices offset by a $42,000 decrease in CFC revenues.

COST OF REVENUE

Cost of revenues includes all costs related to the purchase of inventory, including freight, costs related to receiving and distribution of inventory, and costs related to delivery and service of inventory after it is sold to the consumer.  Also, the costs related to the transportation and processing of units under the recycling programs are included in the cost of revenues.

GROSS PROFIT

Our overall gross profit percentage remained at 30.2% in 2006.

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

Our overall gross profit percentage increased to 30.0% in 2005 from 29.4% in 2004.  The increase was due primarily to an increase of approximately 0.6% in overall gross profit on Special Buy Appliances.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were 31.6% of total revenues in 2006 compared to 30.2% in 2005.  Selling, general and administrative expenses increased to $24,562,000 in 2006 from $22,637,000 in 2005, an 8.5% increase.  Selling expenses increased to $16,610,000 in 2006 from $15,017,000 in 2005.  The increase in selling expenses was due primarily to:

1.               The expense of approximately $1,100,000 for operating two additional stores in Atlanta in the fourth quarter of 2006 and an additional store in the San Antonio market open all of 2006.

2.               An increase in advertising expense of approximately $403,000.

General and administrative expenses increased to $7,951,000 in 2006 from $7,620,000 in 2005.  The increase was due primarily to additional personnel costs associated with operating additional retail stores and recycling contracts and legal costs associated with the legal proceedings discussed in Part I, Item 3, Legal Proceedings, and Note 6 of the Notes to Consolidated Financial Statements.

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

INTEREST EXPENSE

Interest expense increased to $1,079,000 in 2006 from $883,000 in 2005.  The increase was primarily due to an increase in the interest rate over the prime rate on the line of credit at renewal, an increase in the prime rate on the line of credit and an increase in the amount of borrowings from the line of credit.

Interest expense increased to $883,000 in 2005 from $777,000 in 2004.  The increase was primarily due to an increase in the amount of borrowings from the line of credit.

INCOME TAXES AND NET OPERATING LOSSES

We had net operating loss carryovers and credit carryforwards of approximately $11 million at December 30, 2006, which may be available to reduce taxable income and, therefore, income taxes payable in future years.  However, future utilization of these loss and credit carryforwards is subject to certain significant limitations under provisions of the Internal Revenue Code.  These include limitations subject to Section 382, which relate to a 50 percent change in control over a three-year period, and are further dependent upon our achieving profitable operations.  We believe that the issuance of Common Stock during 1999 resulted in an “ownership change” under Section 382.  Accordingly, our ability to use net operating loss carryforwards generated prior to February 1999 may be limited to approximately $56,000 per year, or less than $1 million through 2018.

As of our 2006 and 2005 year-ends, we had recorded cumulative valuation allowances of $2,150,000 and $1,598,000, respectively, against our net deferred tax assets due to the uncertainty of their realization.  The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  In the future, when we believe we can reasonably estimate future operating results and these estimated results reflect taxable income, the amount of deferred tax assets considered reasonable could be adjusted by a reduction in the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

At December 30, 2006, we had working capital of $2,818,000 compared to $3,879,000 at December 31, 2005.  Cash and cash equivalents increased to $2,753,000 at December 30, 2006 from $2,095,000 at December 31, 2005.  Net cash used in operating activities was $10,000 in 2006 compared to net cash used in operating activities of $2,149,000 in 2005. During 2006, inventories decreased by $902,000 due primarily to a decrease in inventory purchases in the fourth quarter of 2006.  Accounts receivable decreased by $485,000 due primarily to a decrease in the volume of units recycled in December 2006.

Net cash provided by investing activities was $179,000 in 2006 compared to cash used in investing activities of $517,000 in 2005.  The cash provided by investing activities in 2006 was primarily related to the receipt of a $730,000 non-refundable cash deposit on the sale of the St. Louis Park, MN facility offset by the continued development of our enterprise-wide software, building improvements, and upgrades to our phone systems.  The cash used in investing activities in 2005 was primarily related to continued development of our enterprise-wide software and leasehold improvements.  We did not have any material purchase commitments for assets as of December 30, 2006.

Net cash provided by financing activities was $489,000 in 2006 compared to $399,000 in 2005.  The cash provided by financing activities in 2006 and 2005 was due primarily to increased borrowing under the line of credit and stock option exercises, offset by payments on long-term obligations.  The cash provided by financing activities in 2004 was due primarily to a private placement we completed in late December 2004, which provided net proceeds of $3,134,000.

As of December 30, 2006, we had an $8 million line of credit with a lender.  The interest rate on the line as of December 30, 2006 was prime plus 2.95 percentage points (11.20%).  The amount of borrowings available under the line of credit is based on a formula using receivables and inventories.  Our unused borrowing capacity was $80,000 at December 30, 2006.  The line of credit has a stated maturity date of December 31, 2007, if not renewed, and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time.  The line of credit is secured by substantially all our assets and requires minimum monthly interest payments of $37,500, regardless of the outstanding principal balance.  The lender is also secured by an inventory repurchase agreement with Whirlpool Corporation for purchases from Whirlpool only.  The line requires that we meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt we can incur, limits the amount of spending on fixed assets, and limits payments of dividends.  At December 30, 2006, we were in violation of the covenant related to reaching a minimum annual level of net income and the covenant related to a minimum level of tangible net worth.  On March 28, 2007, the lender waived these violations.

A summary of our contractual cash obligations at December 30, 2006 is as follows:

Cash Payments Due by Period
Contractual Cash Obligations	Total	2007	2008	2009	2010	2011	2012 and Thereafter
Long-term debt, including interest	$ 7,082,000	$ 648,000	$ 597,000	$ 591,000	$ 591,000	$ 554,000	$ 4,101,000
Operating leases	$ 13,336,000	$ 2,898,000	$ 2,318,000	$ 1,477,000	$ 1,045,000	$ 1,070,000	$ 4,528,000
Total contractual cash obligations	$ 20,418,000	$ 3,546,000	$ 2,915,000	$ 2,068,000	$ 1,636,000	$ 1,624,000	$ 8,629,000

We also have a commercial commitment as described below:

Other Commercial Commitment	Total Amount Committed	Outstanding at 12/30/06	Date of Expiration
Line of credit	$ 8,000,000	$ 6,872,000	December 31, 2007

In March 2006, we entered into a purchase agreement for the sale of our headquarters facility in Minneapolis, MN for approximately $6.0 million.  The transaction was cancelled as of December 30, 2006.  We retained the $730,000 deposit which is reflected in “other revenue” on the 2006 statement of operations.

We believe, based on the anticipated sales per retail store, the anticipated revenues from our recycling contracts and our anticipated gross profit, that our cash balance, anticipated funds generated from operations and our current line of credit will be sufficient to finance our operations and capital expenditures through December 2007.  Our total capital requirements for 2007 will depend upon, among other things as discussed below, the number and size of retail stores operating during the fiscal year and the recycling volumes generated from the recycling contracts in 2007.  Currently, we have fifteen stores and four centers in operation.  If revenues are lower than anticipated or expenses are higher than anticipated, we may require additional capital to finance operations.  Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (common or preferred stock) or other securities.  There can be no assurance that such additional sources of financing will be available on terms satisfactory to us or permitted by our current lender.

FORWARD-LOOKING STATEMENTS

Statements contained in this annual report regarding our future operations, performance and results, and anticipated liquidity discussed herein are forward-looking and therefore are subject to certain risks and uncertainties, including, but not limited to, those discussed herein.  Any forward-looking information regarding our operations will be affected primarily by the speed at which individual retail outlets reach profitability, the growth of appliance retail sales and the strength of energy conservation recycling programs.  Any forward-looking information will also be affected by our continued ability to purchase product from Whirlpool, Maytag, Frigidaire and GE at acceptable prices and the ability and timing of utility companies to deliver units under their recycling contracts with us, the ability of individual retail stores to meet planned revenue levels, the rate of growth in the number of retail stores, costs and expenses being realized at higher than expected levels, our ability to secure an adequate supply of special-buy appliances for resale, and the continued availability of our current line of credit.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MARKET RISK AND IMPACT OF INFLATION

We do not believe there is any significant risk related to interest rate fluctuations on the long-term fixed-rate debt.  However, there is interest rate risk on the line of credit, since our interest rate floats with prime, and on approximately $3,000,000 in long-term debt entered into in September 2002, since our interest rate is based on the 30-day LIBOR rate.  Based on average floating rate borrowings of $9,872,000, a one-percent change in the applicable rate would have caused our interest expense to change by approximately $99,000.  Also, we believe that inflation, primarily in fuel costs, has adversely affected both the price we pay for inventory and the buying habits of our customers in 2006.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Description	Page
Reports of Independent Registered Public Accounting Firms	31
Consolidated Balance Sheet as of December 30, 2006
and December 31, 2005	33
Consolidated Statement of Operations for the three years
ended December 30, 2006	34
Consolidated Statement of Shareholders’ Equity for the three years
ended December 30, 2006	35
Consolidated Statement of Cash Flows for the three years
ended December 30, 2006	36
Notes to Consolidated Financial Statements	37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

Appliance Recycling Centers of America, Inc. and Subsidiaries

Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Appliance Recycling Centers of America, Inc. and Subsidiaries as of December 30, 2006, and December 31, 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Appliance Recycling Centers of America, Inc. and Subsidiaries as of December 30, 2006 and December 31, 2005 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota

March 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Appliance Recycling Centers of America, Inc. and Subsidiaries

Minneapolis, Minnesota

We have audited the accompanying consolidated statement of operations, shareholders’ equity and cash flows of Appliance Recycling Centers of America, Inc. and Subsidiaries for the year ended January 1, 2005.  Our audit also included the financial statement schedule for the year ended January 1, 2005 listed in the index at Item 15.  These consolidated financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of Appliance Recycling Centers of America, Inc. and Subsidiaries and their cash flows for the year ended January 1, 2005 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements for the year ended January 1, 2005, taken as a whole, presents fairly in all material respects the information set therein.

McGLADREY & PULLEN, LLP

Minneapolis, Minnesota

February 18, 2005, except for Note 3 of the January 1, 2005

consolidated financial statements as to which the date is March 15, 2005.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 30,	December 31,
	2006	2005

ASSETS (Note 3)

Current Assets
Cash	$2,753,000	$2,095,000
Accounts receivable, net of allowance of $152,000 and $252,000, respectively	2,411,000	2,896,000
Inventories, net of reserves of $207,000 and $379,000, respectively	10,998,000	11,900,000
Deferred income taxes	601,000	393,000
Other current assets	657,000	449,000
Total current assets	17,420,000	17,733,000
Property and Equipment, at cost
Land	2,050,000	2,050,000
Buildings and improvements	4,696,000	4,501,000
Equipment	6,889,000	6,299,000
	13,635,000	12,850,000
Less accumulated depreciation	7,575,000	6,798,000
Net property and equipment	6,060,000	6,052,000
Other Assets	433,000	356,000
Restricted Cash	—	350,000
Total assets	$23,913,000	$24,491,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Line of credit	$6,872,000	$6,125,000
Current maturities of long-term obligations	309,000	262,000
Accounts payable	3,198,000	3,868,000
Accrued expenses	3,957,000	3,541,000
Income taxes payable	58,000	58,000
Total current liabilities	14,394,000	13,854,000
Long-Term Obligations, less current maturities	4,776,000	4,823,000
Deferred Income Tax Liabilities	601,000	393,000
Total liabilities	19,771,000	19,070,000

Shareholders’ Equity
Common Stock, no par value; authorized 10,000,000 shares; issued and outstanding 4,341,000 and 4,320,000 shares, respectively	14,970,000	14,840,000
Accumulated deficit	(10,828,000)	(9,419,000)
Total shareholders’ equity	4,142,000	5,421,000
Total liabilities and shareholders’ equity	$23,913,000	$24,491,000

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	For the fiscal year ended
	December 30,	December 31,	January 1,
	2006	2005	2005
Revenues
Retail	$65,504,000	$62,365,000	$41,847,000
Recycling	10,314,000	10,937,000	9,414,000
Byproduct	1,972,000	1,591,000	1,569,000

Total revenues	77,790,000	74,893,000	52,830,000

Cost of Revenues	54,315,000	52,406,000	37,287,000

Gross profit	23,475,000	22,487,000	15,543,000

Selling, General and Administrative Expenses	24,586,000	22,637,000	16,646,000

Operating loss	(1,111,000)	(150,000)	(1,103,000)

Other Income (Expense)
Other income (expense)	758,000	68,000	20,000
Interest income	23,000	32,000	—
Interest expense	(1,079,000)	(883,000)	(777,000)

Loss before benefit of income taxes	(1,409,000)	(933,000)	(1,860,000)

Benefit From Income Taxes	—	—	(546,000)

Net loss	$(1,409,000)	$(933,000)	$(1,314,000)

Basic Loss per Common Share	$(0.33)	$(0.22)	$(0.48)

Diluted Loss per Common Share	$(0.33)	$(0.22)	$(0.48)

Weighted Average Number of Common
Shares Outstanding:
Basic	4,335,000	4,261,000	2,722,000
Diluted	4,335,000	4,261,000	2,722,000

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balance, January 3, 2004	2,364,000	$11,381,000	$(7,172,000)	$4,209,000
Exercise of stock options	16,000	16,000	—	16,000
Exercise of warrants	30,000	18,000	—	18,000
Cashless exercise of warrants	576,000	—	—	—
Issuance of Common Stock, net of offering costs of $316,000	1,150,000	3,134,000	—	3,134,000
Net loss		—	(1,314,000)	(1,314,000)

Balance, January 1, 2005	4,136,000	14,549,000	(8,486,000)	6,063,000
Exercise of stock options	179,000	365,000	—	365,000
Exercise of warrant	5,000	3,000	—	3,000
Stock issuance costs		(77,000)	—	(77,000)
Net loss		—	(933,000)	(933,000)

Balance, December 31, 2005	4,320,000	14,840,000	(9,419,000)	5,421,000
Exercise of stock options	21,000	128,000	—	128,000
Exercise of warrant	—	2,000	—	2,000
Net loss	—	—	(1,409,000)	(1,409,000)

Balance, December 30, 2006	4,341,000	$14,970,000	$(10,828,000)	$4,142,000

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the fiscal year ended
	December 30,	December 31,	January 1,
	2006	2005	2005
Cash Flows from Operating Activities
Net loss	$(1,409,000)	$(933,000)	$(1,314,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	788,000	818,000	658,000
Stock-based compensation expense	128,000
Loss on sale of property and equipment	15,000	—	—
Gain on building deposit forfeiture	(730,000)
Deferred income taxes		—	117,000
Change in assets and liabilities:
Receivables	485,000	(862,000)	(147,000)
Inventories	902,000	(1,746,000)	(816,000)
Other current assets	(208,000)	(111,000)	(184,000)
Other assets	273,000	(56,000)	(40,000)
Accounts payable and accrued expenses	(254,000)	741,000	1,691,000
Income taxes refundable or payable	—	—	302,000
Net cash flows from operating activities	(10,000)	(2,149,000)	267,000

Cash Flows from Investing Activities
Purchases of property and equipment	(553,000)	(517,000)	(659,000)
Proceeds from disposal of equipment	2,000	—	—
Deposit received from sale of building	730,000	—	—
Net cash flows from investing activities	179,000	(517,000)	(659,000)

Cash Flows from Financing Activities
Net borrowings under line of credit	747,000	710,000	326,000
Payments on long-term obligations	(260,000)	(602,000)	(236,000)
Proceeds from short-term obligations	—	—	300,000
Distribution to minority subsidiary owner	(25,000)	—	—
Proceeds from stock option exercises	29,000	365,000	16,000
Proceeds from warrant exercises	—	3,000	18,000
Payments of stock placement costs	(2,000)	(77,000)	—
Net proceeds from issuance of Common Stock	—	—	3,134,000
Net cash flows from financing activities	489,000	399,000	3,558,000

Increase (decrease) in cash and cash equivalents	658,000	(2,267,000)	3,166,000

Cash and Cash Equivalents
Beginning	2,095,000	4,362,000	1,196,000
Ending	$2,753,000	$2,095,000	$4,362,000

Supplemental Disclosures of Cash Flow Information
Cash payments (receipts) relative to:
Interest	$1,078,000	$894,000	$777,000
Income taxes, net	9,000	6,000	(967,000)

Equipment acquired under capital lease	$260,000	$19,000	$155,000

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

During the second quarter of 2003, we became a majority (60%) owner in North America Appliance Company, LLC (NAACO).  NAACO was formed and commenced operations in June 2003 and is a retailer of special-buy appliances in Texas.  Because NAACO has a net shareholders’ deficit, no minority interest has been recognized on our consolidated balance sheet, and 100% of NAACO’s operations are included in our consolidated financial statements for the years of 2006, 2005 and 2004.

On September 1, 2006, we became a majority (60%) owner in Productos Duraderos de Norte America (PDN), a Mexican Corporation in exchange for $3,000 in cash.  PDN refurbishes household window air conditioners for sale through our NAACO operation in McAllen, Texas and through our ApplianceSmart outlet stores.  Operating results of PDN from September 1, 2006 through December 30, 2006 are included in our financial statements.  PDN has operated at a loss since September 1, 2006 so 100% of PDN’s operations are included in our consolidated financial statements.

During the third quarter of 2006, ARCA Canada, Incorporated was formed in Canada.  ARCA Canada is a wholly owned (100%) subsidiary of ARCA Inc. and its operating results are included in our consolidated financial statements.

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

Fiscal year:  We use a 52-53 week fiscal year.  Our 2006 fiscal year (2006) ended December 30, 2006.  Our 2005 fiscal year (2005) ended December 31, 2005, and our 2004 fiscal year (2004) ended January 1, 2005.  All periods presented contain 52 weeks.

Revenue recognition:  We recognize revenue from appliance sales in the period the consumer purchases and pays for the appliances, net of allowance for estimated returns.  We recognize revenue from appliance recycling when we collect and process a unit.  We recognize byproduct revenue upon shipment.

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

Changes in our warranty liability reserve are as follows:

	2006	2005	2004
Balance, beginning	$27,000	$35,000	$54,000
Standard accrual based on units sold	55,000	58,000	76,000
Actual costs incurred	(4,000)	(3,000)	(53,000)
Periodic accrual adjustments	(50,000)	(63,000)	(42,000)
Balance, ending	$28,000	$27,000	$35,000

Trade receivables:  We carry trade receivables at original invoice amount less an estimate made for doubtful receivables based on a monthly review of all outstanding amounts.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions.  We write off trade receivables when we deem them uncollectible.  We record recoveries of trade receivables previously written off when we receive them.  We consider a trade receivable to be past due if any portion of the receivable balance is outstanding for more than 90 days.  We do not charge interest on past due receivables.  Our management considers the reserve for doubtful accounts of $152,000 and $252,000 to be adequate to cover any exposure to loss in our December 30, 2006 and December 31, 2005 accounts receivable, respectively.

Cash:  We maintain our cash in bank deposit and money-market accounts which, at times, exceed federally insured limits.  We have not experienced any losses in such accounts.

Restricted cash:  In connection with our consumer credit card processing arrangements, we are required to maintain a cash balance that is restricted.  At December 31, 2005, we were required to maintain a balance of $350,000, which is reflected in the consolidated balance sheet as long-term restricted cash.  During October 2005, our credit card processing was transferred to a different processor.  This new processor does not require us to maintain a cash balance that is restricted.  The former processor required us to maintain the restricted cash balance for 90 days after we ceased using the former credit card processor.  In January 2006, $300,000 of the restricted cash balance was released and refunded to us.  The remaining $50,000 was released in the second quarter of 2006.

Inventories:  Inventories, consisting principally of appliances, are stated at the lower of cost, first-in, first-out (FIFO), or market and consist of:

	2006	2005
Finished goods	$11,205,000	$12,279,000
Less reserves	(207,000)	(379,000)
	$10,998,000	$11,900,000

We provide estimated reserves for the realizability of our appliance inventories, including adjustments to market, based on various factors including the age of such inventory and our management’s assessment of the need for such allowances.  We look at historical inventory agings and margin analysis in determining our reserve estimate.  We believe the reserve of $207,000 and $379,000 as of December 30, 2006 and December 31, 2005, respectively, is adequate.

Property and equipment:  We compute depreciation using straight-line and accelerated methods over the following estimated useful lives:

Years
Buildings and improvements	18 — 30
Equipment	3 — 8

We amortize leasehold improvements on a straight-line basis over the shorter of their estimated useful lives or the underlying lease term.

We did not identify any items that were impaired as of December 30, 2006.

Software development costs:  We capitalize software developed for internal use in accordance with Statement of Position 98-1 and are amortizing such costs over their estimated useful life of five years.  Costs capitalized were $238,000, $230,000 and $220,000 for the fiscal years of 2006, 2005 and 2004, respectively.  Amortization expense on software development costs was $239,000, $246,000 and $212,000 for the fiscal years 2006, 2005 and 2004, respectively.  Estimated amortization expenses are $207,000, $157,000, $111,000, $81,000 and $44,000 for the fiscal years 2007, 2008, 2009, 2010 and 2011, respectively.

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

Advertising expense:  Advertising is expensed as incurred and was $3,593,000, $3,164,000 and $2,353,000 for the 2006, 2005 and 2004 fiscal years, respectively.

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

In arriving at diluted weighted-average shares and per-share amounts, we included options and warrants (see Note 8) with exercise prices below average market prices, for the respective fiscal quarters in which they were dilutive, using the treasury stock method.  We calculated the number of additional shares by assuming the outstanding stock options and warrants were exercised and that the proceeds from such exercises were used to acquire Common Stock at the average market price during the year.  Because the effect of options and warrants on 2006, 2005 and 2004 is antidilutive, they were not included in the computation of per-share amounts.

Stock-based compensation:   In December 2004, FASB published FASB Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)” or the “Statement”).  FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements.  That cost is measured based on the fair value of the equity or liability instruments issued.  FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  FAS 123(R) is a replacement of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance.  The effect of the Statement will be to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award.  FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

We evaluated the transition methods available and adopted the modified prospective transition method in applying FAS 123(R) as of our fiscal year beginning January 1, 2006.  The pro forma net income effect of using the fair value method for the past two fiscal years is presented in the table below.  The pro forma compensation costs presented in the table and in our prior filings have been calculated using a Black-Scholes option pricing model.  We continued to use the Black-Scholes option pricing model to determine the fair value of awards at grant date.  We estimate the expense for fiscal 2007 to be approximately $64,000, based on the value of options issued in the first quarter of 2007 that will vest during 2007.  This estimate does not include any expense for additional options that may be granted and vest during 2007.

As was permitted under accounting principles generally accepted in the United States of America, 2005 and prior grants were accounted for following APB Opinion No. 25 and related interpretations.  Accordingly, compensation cost would be recognized for those grants where the exercise price is less than the fair market value of the stock on the date of grant.  We recorded no compensation expense for employee grants for fiscal years 2005 and 2004 because the market price and exercise price of the grants were the same on the day of grant.

Had compensation cost for all employee stock-based compensation grants and warrants issued been determined based on the fair values at the grant date consistent with the provisions of FAS No. 123(R), our net loss and net loss per basic and diluted common share would have been as indicated below.

	2005	2004
Net income (loss):
As reported	$(933,000)	$(1,314,000)
Deduct pro forma stock-based compensation	(85,000)	(46,000)
Pro forma	$(1,018,000)	$(1,360,000)
Basic earnings (loss) per share:
As reported	$(0.22)	$(0.48)
Pro forma	$(0.24)	$(0.50)
Diluted earnings (loss) per share:
As reported	$(0.22)	$(0.48)
Pro forma	$(0.24)	$(0.50)

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

In June 2006, the FASB has published FASB Interpretation (FIN) No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB SFAS No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise’s financial statements.  Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.   The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006.  We do not expect the adoption of FIN No. 48 will have a material impact on the consolidated financial statements.

In September 2006, the FASB has published FASB SFAS No. 157, Fair Value Measurements, to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements.  SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability.  Moreover, the SFAS states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability.  Consequently, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price).  SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).  Finally, SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition.  Entities are encouraged to combine the fair value information disclosed under SFAS No. 157 with the fair value information disclosed under other accounting pronouncements, including SFAS No. 107, Disclosures about Fair Value of Financial Instruments, where practicable.  The guidance in this Statement applies for derivatives and other financial instruments measured at fair value under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, at initial recognition and in all subsequent periods.  The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007.  We believe the impact of SFAS No. 157 will not have a material effect on the consolidated financial statements.

In September 2006, the FASB has published FASB SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, to require an employer to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in their financial statements. Previous standards required an employer to disclose the complete funded status of its plan only in the notes to the financial statements. Moreover, because those standards allowed an employer to delay recognition of certain changes in plan assets and obligations that affected the costs of providing benefits, employers reported an asset or liability that almost always differed from the plan’s funded status. Under SFAS No. 158, a defined benefit postretirement plan sponsor that is a public or private company or a nongovernmental not-for-profit organization must (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for the plan’s underfunded status, (b) measure the plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and (c) recognize, as a component of other comprehensive income, the changes in the funded status of the plan that arise during the year but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, Employers’ Accounting for Pensions, or SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. SFAS No. 158 also requires an employer to disclose in the notes to financial statements additional information on how delayed recognition of certain changes in the funded status of a defined benefit postretirement plan affects net periodic benefit cost for the next fiscal year.  We believe the impact of SFAS No. 158 will not have a material effect on the consolidated financial statements.

Note 2.  Line of Credit

At December 30, 2006, we had an $8 million line of credit with a lender.  The interest rate on the line as of December 30, 2006 was prime plus 2.95 percentage points (11.20%).  The amount of borrowings available under the line of credit is based on a formula using receivables and inventories.  Our unused borrowing capacity under this line was $80,000 at December 30, 2006.  The line of credit has a stated maturity date of December 31, 2007, if not renewed, and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time.  The line of credit is collateralized by substantially all our assets and requires minimum monthly interest payments of $37,500, regardless of the outstanding principal balance.  The lender is also secured by an inventory repurchase agreement with Whirlpool Corporation for purchases from Whirlpool only.  The loan requires that we meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt we can incur, limits the amount of spending on fixed assets, and limits payments of dividends.  At December 30, 2006, we were in violation of the covenant related to reaching a minimum annual level of net income and a covenant related to a minimum level of tangible net worth.  On March 28, 2007, the lender waived these violations.

Note 3.  Long-Term Obligations

Long-term obligations consisted of the following:

	2006	2005
Adjustable rate mortgage based on the 30-day LIBOR rate adjusted annually each September (5.32% as of December 30, 2006) plus 2.7%, monthly payments include interest and principal, and are based on a 20-year amortization, due October 2012, secured by land and building	$3,002,000	$3,118,000
6.85% mortgage, due in monthly installments of $15,326, including interest, due January 2013, secured by land and building	1,785,000	1,849,000

Other, primarily capital leases (see below)	298,000	118,000
	5,085,000	5,085,000
Less current maturities	309,000	262,000
	$4,776,000	$4,823,000

The future annual maturities of long-term obligations are as follows:

Fiscal year
2007	$309,000
2008	260,000
2009	272,000
2010	291,000
2011	273,000
2012 and thereafter	3,680,000
$5,085,000

Capital leases:  We lease certain equipment under capital leases.  The cost of the equipment was approximately $441,000 and $314,000 at December 30, 2006 and December 31, 2005, respectively.  Accumulated amortization at December 30, 2006 and December 31, 2005 was approximately $132,000 and $183,000, respectively.

The following is a schedule by years of approximate remaining minimum payments required under the leases, together with the present value at December 30, 2006:

Fiscal Year
2007	$128,000
2008	76,000
2009	70,000
2010	70,000
2011	34,000
Total minimum lease payments	$378,000

Less amount representing interest	79,000
Less current portion	96,000
Long-term portion	$203,000

Note 4.  Accrued Expenses

Accrued expenses were as follows:

	2006	2005
Compensation and benefits	$1,427,000	$1,339,000
Warranty expense	28,000	27,000
Accrued recycling incentive checks	1,110,000	1,110,000
Accrued Rent	356,000	272,000
Accrued Payables	570,000	554,000
Other	466,000	239,000
	$3,957,000	$3,541,000

Note 5.  Commitments and Contingencies

Operating leases:  We lease certain of our retail stores and recycling center facilities and equipment under noncancelable operating leases.  The leases require the payment of taxes, maintenance, utilities and insurance.

Minimum future rental commitments under noncancelable operating leases as of December 30, 2006 are as follows:

Fiscal Year
2007	$2,898,000
2008	2,318,000
2009	1,477,000
2010	1,045,000
2011	1,070,000
2012 and thereafter	4,528,000
$13,336,000

Rent expense for fiscal years 2006, 2005 and 2004 was $3,542,000, 2,995,000 and $1,957,000, respectively.

Contracts:  We have entered into contracts with four of our appliance vendors.  Under the agreements there are no minimum purchase commitments; however, we have agreed to indemnify the vendors for certain claims, allegations or losses with respect to appliances we sell.

Litigation:  In December 2004, we filed suit in the U.S. District Court for the Central District of California alleging that JACO Environmental, Inc. (JACO) and a former consultant of the company fraudulently obtained a patent (U.S. Patent No. 6,732,416) in May 2004 covering appliance recycling methods and systems originally developed by us beginning in 1987 and used in serving more than forty-five electric utility appliance recycling programs since that time.  We are seeking an injunction to prevent JACO from claiming that it obtained a valid patent on appliance recycling processes that we believe is based on methods and processes we invented.  We are also asking the court for unspecified damages related to charges that JACO, in using the patent to promote its services, has engaged in unfair competition and false and misleading advertising under federal and California statutes.  In addition, we may incur substantial costs in pursuing this injunction, which could have an adverse effect on our results of operations.  In September 2005, we received a legally binding document in which JACO states it will not sue us or any of our customers for violating the JACO patent. Therefore, our recycling operations will continue with our current contracts without interruption.  On October 18, 2006, the U.S. District Court for the Central District of California denied the motion for summary judgment filed by JACO Environmental, Inc., (JACO) seeking to dismiss the suit.  The case is scheduled for trial in April 2007.

On October 24, 2006, JACO and SEB Umwelt-Service/Basis of Mettlach, Germany (SEG) filed a patent infringement lawsuit in Federal Court against us.  The suit claims that we have been using refrigerator recycling systems and processes covered by two U.S. patents issued to SEG and exclusively licensed to JACO.  JACO and SEG are seeking undisclosed amounts in damages, in addition to an injunction barring us from continuing to use and market the systems and processes upon which we allegedly infringe.  We believe this lawsuit is retaliatory in nature, given the court’s denial of JACO’s request to have our litigation dismissed.  We intend to vigorously defend ARCA against this suit.

Note 6.  Income Taxes

The provision for (benefit of) income taxes consisted of the following:

	2006	2005	2004
Current:
Federal	$—	—	$(663,000)
Deferred	—	—	117,000
	$—	$—	$(546,000)

A reconciliation of our income tax expense with the federal statutory tax rate is shown below:

	2006	2005	2004
Income tax expense (benefit) at statutory rate	$(479,000)	$(343,000)	$(639,000)
State taxes net of federal tax effect	(98,000)	(61,000)	(117,000)
Permanent differences and other	25,000	(65,000)	13,000
Federal income tax credit attributable to carryback claim	—	—	(673,000)
Change in valuation allowance	552,000	469,000	870,000
	$—	$—	$(546,000)

The components of net deferred tax assets are as follows:

	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$1,981,000	$1,352,000
Federal and state tax credits	269,000	269,000
Reserves	235,000	302,000
Accrued expenses	171,000	157,000
Other	95,000	12,000
Net deferred tax assets	$2,751,000	$2,092,000
Valuation allowance	(2,150,000)	(1,598,000)
	$601,000	$494,000
Deferred tax liabilities:
Prepaid expenses	$117,000	$71,000
Property and equipment	484,000	423,000
Net deferred taxes	$601,000	$494,000

The deferred tax amounts mentioned above have been classified in the accompanying balance sheet as follows:

	2006	2005
Current assets	$601,000	$393,000
Non-current liabilities	(601,000)	(393,000)
	$—	$—

At December 30, 2006, we had a valuation allowance against deferred tax assets to reduce the total to an amount our management believes is appropriate.  Realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  The valuation allowance increased in the current year primarily as a result of net operating losses generated during the year in which we have provided a valuation allowance.  In the future when we believe we can reasonably estimate future operating results and those estimated results reflect taxable income, the amount of deferred tax assets considered reasonable could be adjusted by a reduction of the valuation allowance.

At December 30, 2006, we had NOL carryforwards expiring as follows:

Expiration	Amount
2013	$843,300
2023	$166,000
2024	$1,533,000
2025	$781,000
2026	$1,600,000

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

Note 7.  Shareholders’ Equity

Stock options:  Our 2006 Stock Option Plan (the “2006 Plan”) permits the granting of “incentive stock options” meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified options that do not meet the requirements of Section 422.  The 2006 Plan has 600,000 shares available for grant.  Our Restated 1997 Stock Option Plan (the “1997 Plan” and collectively with the 2006 Plan, the “Plans”), has expired.  As of March 16, 2007, options to purchase an aggregate of 94,500 shares had been granted to employees and were outstanding under the 1997 Plan, and options to purchase an aggregate of 185,000 shares had been granted to the Company’s non-employee directors.  Under the 1997 Plan, 209,250 options have been exercised.  Options outstanding under the expired 1997 Plan continue to be exercisable in accordance with their terms.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2006	2005	2004
Expected dividend yield	—	—	—
Expected stock price volatility	101.89%	77.7%	78.5%
Risk-free interest rate	4.91%	3.2%	2.1%
Expected life of options (years)	5.25	6.75	2

Additional information relating to all outstanding options is as follows:

		Weighted Average
	Shares	Exercise Price
Outstanding at December 28, 2002	437,000	$2.16
Granted	15,000	$1.60
Cancelled	(44,000)	$3.06
Outstanding at January 3, 2004	408,000	$2.04
Granted	15,000	$3.25
Exercised	(16,000)	$0.90
Cancelled	(55,000)	$1.92
Outstanding at January 1, 2005	352,000	$2.09
Granted	93,000	$3.08
Exercised	(179,000)	$2.04
Cancelled	(3,000)	$3.93
Outstanding at December 31, 2005	263,000	$2.45
Granted	22,500	$4.32
Exercised	(21,500)	$1.40
Cancelled	(2,500)	$0.59
Outstanding at December 30, 2006	261,500	$2.72

The weighted average fair value per option of options granted during fiscal years 2006, 2005 and 2004 was $3.40, $2.06 and $1.41, respectively.

The following tables summarize information about stock options outstanding as of December 30, 2006:

OPTIONS OUTSTANDING

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price
$4.05 to $4.32	62,500	5.20	$4.18
$2.43 to $3.25	118,000	4.78	$2.91
$1.38 to $2.00	56,000	4.63	$1.62
$0.59 to $0.75	25,000	2.21	$0.65
	261,500		$2.72

OPTIONS EXERCISABLE

Range of Exercise Prices	Number of Options Exercisable	Weighted Average Exercise Price
$4.05 to $4.30	55,000	$4.19
$2.43 to $3.25	84,000	$2.88
$1.38 to $2.00	56,000	$1.62
$0.59 to $0.75	25,000	$0.65
	220,000	$2.63

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

Note 8.  Major Customers and Suppliers

Revenues from our major recycling customers as a percentage of total revenues are as follows:

	2006	2005	2004
Revenue percentage:
Customer A	11%	9%	9%

We had a receivable from Customer A of $485,000 as of December 30, 2006 and $1,307,000 as of December 31, 2005.

During the three-year period ended December 30, 2006, we purchased a vast majority of appliances for resale from four suppliers.  We have and are continuing to secure other vendors from which to purchase appliances.  However, the curtailment or loss of one of these suppliers or any appliance supplier could adversely affect our operations.

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

We also maintain a system of internal accounting controls designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our policies and procedures are followed.  There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 30, 2006, or thereafter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management, under the supervision and with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report and have concluded that these controls and procedures were effective as of December 30, 2006, with the exception noted below.

Our CEO and CFO became aware of a deficiency in our internal controls in the area of retail sales revenue recognition.  This deficiency constituted a “significant deficiency” but not a “material weakness” in our internal controls over financial reporting.  This deficiency did not affect the accuracy of our consolidated financial statements included in this report as the amounts were evaluated and determined not to be material.

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

ITEM 9B.               OTHER INFORMATION — None

PART III

ITEM 10.                                             DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information regarding directors and executive officers of the company is set forth under the headings “Nominees” and “Information Concerning Officers and Key Employees Who Are Not Directors” and “Section 16 (a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2007 Annual Meeting of Shareholders to be held May 10, 2007 and is incorporated herein by reference.

Code of Ethics

Our Audit Committee has adopted a code of ethics applicable to our directors, officers, including our chief executive officer, chief financial officer, principal financial officer and other of our senior financial officers, and employees, in accordance with applicable rules and regulations of the SEC and The NASDAQ Stock Market.  A copy of the code of ethics may be obtained upon request, without charge, by addressing a request to Investor Relations, ARCA, Inc., 7400 Excelsior Boulevard, Minneapolis, MN  55426.

ITEM 11.                                             EXECUTIVE COMPENSATION

Information regarding executive compensation is set forth under the headings “Compensation Committee Report” and “Executive Compensation” in our Proxy Statement for our 2007 Annual Meeting of Shareholders to be held May 10, 2007, and is incorporated herein by reference.

ITEM 12.                                             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is set forth under the heading “Common Stock Ownership” in our Proxy Statement for our 2007 Annual Meeting of Shareholders to be held May 10, 2007, and is incorporated herein by reference.

The following table gives aggregate information under our equity compensation plans as of December 30, 2006:

	(a)	(b)	(c)
	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by stockholders	261,500	$2.72	730,000

ITEM 13.                                             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is set forth under the headings “Director Independence” and “Review, Approval or Ratification of Transactions with Related Persons” in our Proxy Statement for our 2007 Annual Meeting of Shareholders to be held May 10, 2007, and is incorporated herein by reference.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services is set forth under the heading “Independent Registered Public Accounting Firm” in our Proxy Statement for our 2007 Annual Meeting of Shareholders to be held May 10, 2007, and is incorporated herein by reference.

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

VIRCHOW KRAUSE & COMPANY

Minneapolis, Minnesota

March 16, 2007

Schedule II - Valuation and Qualifying Accounts

	Accounts Receivable	Inventory
	Allowance	Allowance
Balance, December 31, 2005	$252,000	$379,000
Additional allowance		220,000
Write-offs/adjustments	(100,000)	(392,000)
Balance, December 30, 2006	$152,000	$207,000

Schedule II - Valuation and Qualifying Accounts — See report from McGladrey & Pullen, LLP on page 32.

	Accounts Receivable	Inventory
	Allowance	Allowance
Balance, December 28, 2002	$26,000	$548,000
Additional allowance	100,000	148,000
Write-offs/adjustments	(9,000)	(372,000)
Balance, January 3, 2004	$117,000	$324,000
Additional allowance	228,000	258,000
Write-offs/adjustments	(243,000)	(197,000)
Balance, January 1, 2005	$102,000	$385,000

3.             Exhibits

See Index to Exhibits on page 55 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2007	APPLIANCE RECYCLING CENTERS OF
AMERICA, INC.
(Registrant)

By	/s/ Edward R. Cameron
Edward R. Cameron
President and Chief Executive Officer

By	/s/ Patrick J. Winters
Patrick J. Winters
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward R. Cameron	Chairman of the Board, President and	March 29, 2007
Edward R. Cameron	Chief Executive Officer

/s/ Patrick J. Winters	Principal Accounting Officer	March 29, 2007
Patrick J. Winters

/s/ Duane S. Carlson	Director	March 29, 2007
Duane S. Carlson

/s/ W. William Bednarczyk	Director	March 29, 2007
W. William Bednarczyk

/s/ Albin S. Dubiak	Director	March 29, 2007
Albin S. Dubiak

INDEX TO EXHIBITS

Exhibit No.	Description

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

*10.1	2006 Stock Option Plan [filed as Appendix B to the Company’s Schedule 14A filed on March 31, 2006 and incorporated herein by reference].

*10.2	1997 Stock Option Plan and Amendment [filed as Exhibits 28.1 and 28.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-28571) and incorporated herein by reference].

*10.3

Amendment effective April 26, 2001 to 1997 Stock Option Plan [filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2001 (File No. 0-19621) and incorporated herein by reference].

*10.4

Amendment effective April 25, 2002 to 1997 Stock Option Plan [filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 30, 2002 (File No. 0-19621) and incorporated herein by reference].

10.5

Line of credit dated August 30, 1996, between Appliance Recycling Centers of America, Inc. and Spectrum Commercial Services, a division of Lyons Financial Services, Inc. [filed as exhibit 10.15 to the Company’s Form 10-Q for the quarter ended September 28, 1996 (File No. 0-19621) and incorporated herein by reference].

10.6

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

10.9

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

10.11

Ninth Amendment to General Credit and Security Agreement dated June 18, 2001 between Spectrum Commercial Services Company and the Company, and related agreements [filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2001 (File No. 0-19621) and incorporated herein by reference].

10.12

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

10.14

Twelfth Amendment to General Credit and Security Agreement dated April 11, 2002 between Spectrum Commercial Services Company and the Company and related agreements [filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 30, 2002 (File No. 0-19621) and incorporated herein by reference].

10.15

Thirteenth Amendment to General Credit and Security Agreement dated January 23, 2003 between Spectrum Commercial Services Company and the Company, and related agreements [filed as Exhibit 10.34 to the Company’s Form 10-K for the year ended December 28, 2002 (File No. 0-19621) and incorporated herein by reference].

10.16

Fourteenth Amendment to General Credit and Security Agreement dated July 1, 2004 between Spectrum Commercial Services Company and the Company [filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended July 3, 2004 (File No. 0-19621) and incorporated herein by reference].

10.17

Sixteenth Amendment to General Credit and Security Agreement dated December 23, 2004 between Spectrum Commercial Services Company and the Company, and related Guarantor Acknowledgment [filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-2 and incorporated herein by reference].

10.18

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

10.21

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

10.24

Amendment No. 1 to Loan Agreement and Security Agreement dated December 23, 2004 between Medallion Capital, Inc. and the Company, and related Consent and Amendment and Promissory Note [filed as Exhibit 10.25 to the Company’s Registration Statement on Form S-2 and incorporated herein by reference].

10.25

Balloon Promissory Note dated September 19, 2002 of the Company in favor of General Electric Capital Business Asset Funding Corp. and related agreement [filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 28, 2002 (File No. 0-19621) and incorporated herein by reference].

10.26

Balloon Promissory Note dated December 27, 2002 of the Company in favor of General Electric Capital Business Asset Funding Corp. and related agreement [filed as Exhibit 10.33 to the Company’s Form 10-K for the year ended December 28, 2002 (File No. 0-19621) and incorporated herein by reference].

10.27

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

10.29

2003 Statewide Residential Appliance Recycling Program Agreement dated September 2, 2003 between Southern California Edison Company and ARCA California, Inc., a wholly-owned subsidiary of the Company [filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 27, 2003 (File No. 0-19621) and incorporated herein by reference].

10.30

2004-05 Statewide Residential Appliance Recycling Program Agreement dated January 21, 2004 between Southern California Edison Company and ARCA California, Inc., a wholly-owned subsidiary of the Company [filed as Exhibit 10.34 to the Company’s Form 10-K for the year ended January 3, 2004 (File No. 0-19621) and incorporated herein by reference].

10.31

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

10.33

Agreement dated May 24, 2006 between San Diego Gas & Electric and the Company [filed as Exhibit No. 10.1 to the Company’s Form 8-K dated July 5, 2006 (File No. 0-19621) and incorporated herein by reference].

10.34

Agreement dated June 14, 2006 between Southern California Edison Company (Edison) and the Company [filed as Exhibit No. 10.1 to the Company’s Form 8-K dated July 6, 2006 (File No. 0-19621) and incorporated herein by reference].

10.35

Form of Securities Purchase Agreement dated as of December 31, 2004, between the Company and certain investors [filed as Exhibit No. 99.2 to the Company’s Form 8-K dated December 31, 2004 (File No. 0-19621) and incorporated herein by reference].

+21.1	Subsidiaries of Appliance Recycling Centers of America, Inc.

+23.1	Consent of Virchow Krause & Company, LLP, Independent Registered Public Accounting Firm.

+23.2	Consent of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm.

+31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+31.2	Certification by the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                  Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(a)3 of this Form 10-K.

+                  Filed herewith.