Form 10-Q
period 2007-03-31
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2007-05-14
CIK 862861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 14, 2007, the number of shares outstanding of the registrant’s no par value Common Stock was 4,341,277 shares.

APPLIANCE RECYCLING CENTERS of AMERICA, INC.

Appliance Recycling Centers of America, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	March 31,	December 30,
	2007	2006
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,076,000	$2,753,000
Accounts receivable, net of allowance of $152,000 and $152,000, respectively	2,091,000	2,411,000
Inventories, net of reserves of $153,000 and $207,000, respectively	11,342,000	10,998,000
Deferred income taxes	601,000	601,000
Other current assets	359,000	657,000
Total current assets	17,469,000	17,420,000
Property and Equipment, at cost
Land	2,050,000	2,050,000
Buildings and improvements	4,695,000	4,696,000
Equipment	6,972,000	6,889,000
	13,717,000	13,635,000
Less accumulated depreciation	7,768,000	7,575,000
Net property and equipment	5,949,000	6,060,000
Other Assets	429,000	433,000
Total assets	$23,847,000	$23,913,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Line of credit	$6,802,000	$6,872,000
Current maturities of long-term obligations	315,000	309,000
Accounts payable	3,592,000	3,198,000
Accrued expenses	4,093,000	3,957,000
Income taxes payable	58,000	58,000
Total current liabilities	14,860,000	14,394,000
Long-Term Obligations, less current maturities	4,705,000	4,776,000
Deferred Income Tax Liabilities	601,000	601,000
Total liabilities	20,166,000	19,771,000
Shareholders’ Equity

Common stock, no par value; authorized 10,000,000 shares; issued and outstanding 4,341,000 and 4,341,000 shares, respectively	14,981,000	14,970,000
Accumulated deficit	(11,300,000)	(10,828,000)
Total shareholders’ equity	3,681,000	4,142,000
Total liabilities and shareholders’ equity	$23,847,000	$23,913,000

See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,	April 1,
	2007	2006
Revenues
Retail	$17,689,000	$15,837,000
Recycling	1,894,000	1,763,000
Byproduct	349,000	316,000
Total revenues	19,932,000	17,916,000
Cost of Revenues	13,366,000	12,692,000
Gross profit	6,566,000	5,224,000
Selling, General and Administrative Expenses	6,742,000	5,665,000
Operating loss	(176,000)	(441,000)
Other Expense
Other income (expense)	2,000	(3,000)
Interest expense	(298,000)	(234,000)
Loss before provision for (benefit of) income taxes	(472,000)	(678,000)
Net loss	$(472,000)	$(678,000)
Basic Loss per Common Share	$(0.11)	$(0.16)
Diluted Loss per Common Share	$(0.11)	$(0.16)
Weighted Average Number of Common Shares Outstanding:
Basic	4,341,000	4,322,000
Diluted	4,341,000	4,322,000

See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,	April 1,
	2007	2006
Cash Flows from Operating Activities
Net loss	$(472,000)	$(678,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	193,000	196,000
Stock based compensation expense	11,000	17,000
Loss on sale of equipment	—	15,000
Changes in current assets and liabilities:
Accounts receivable	320,000	833,000
Inventories	(344,000)	(846,000)
Other current assets	298,000	153,000
Other assets	4,000	299,000
Accounts payable	394,000	631,000
Accrued expenses	136,000	(198,000)
Net cash provided by (used in) operating activities	540,000	422,000
Cash Flows from Investing Activities
Purchases of property and equipment	(82,000)	(83,000)
Proceeds from sale of property and equipment	—	2,000
Net cash used in investing activities	(82,000)	(81,000)
Cash Flows from Financing Activities
Net borrowings (payments) under line of credit	(70,000)	232,000
Proceeds from stock option exercises	—	6,000
Stock placement costs	—	—
Payments on long-term obligations	(65,000)	(60,000)
Net cash provided by (used in) financing activities	(135,000)	178,000
Increase (decrease) in cash and cash equivalents	323,000	519,000
Cash and Cash Equivalents
Beginning	2,753,000	2,095,000
Ending	$3,076,000	$ 2,614,000
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$ 298,000	$ 234,000
Income taxes	—	1,000

See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                                      Financial Statements

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly our financial position, including our subsidiaries, as of March 31, 2007 and the results of operations and cash flows for the three months ended March 31, 2007 and April 1, 2006.  The three months presented are 13-week periods.  The results of operations for any interim period are not necessarily indicative of the results for the year.  These interim consolidated financial statements should be read in conjunction with our annual consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 30, 2006. Certain information and footnote disclosures included in the annual consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted.

2.                                      Recent Accounting Pronouncements

The Financial Accounting Standards Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (SFAS 159) in February 2007.  This statement expands the use of fair value measurement by permitting entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS 159 is effective beginning the first fiscal year that begins after November 15, 2007.  We are currently evaluating the impact of adopting SFAS 159 on the consolidated financial statements.

Effective December 31, 2006, we adopted FASB Interpretation (FIN) No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes”, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB SFAS No. 109 (SFAS 109), “Accounting for Income Taxes”, on the uncertainty in income taxes recognized in an enterprise’s financial statements.  Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure, and transition.  We determined that there is no impact on the financial results for the three months ended March 31, 2007.

3.                                      Accrued Expenses

Accrued expenses were as follows:

	March 31,	December 30,
	2007	2006
Compensation and benefits	$1,357,000	$1,427,000
Warranty expense	5,000	28,000
Accrued recycling incentive checks	1,110,000	1,110,000
Accrued rent	407,000	356,000
Accrued payables	617,000	570,000
Other	597,000	466,000
	$4,093,000	$3,957,000

4.                                      Basic and Diluted Net Loss per Share

Basic per-share amounts are computed, generally, by dividing net loss by the weighted-average number of common shares outstanding.  Diluted per-share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless their effect is antidilutive, thereby reducing the loss or increasing the income per common share.

Since we incurred a loss, the effect of 292,000 options to purchase common shares for the three months ended March 31, 2007 and 255,000 options and warrants to purchase common shares for the three months ended April 1, 2006 are antidilutive, and therefore were not included in the computation of per-share amounts.

5.                                      Critical Accounting Policies and Estimates

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

Changes in our warranty liability reserve are as follows:

	March 31,	April 1,
(Unaudited)	2007	2006
Balance, beginning of quarter	$28,000	$27,000
Standard accrual based on units sold	4,000	8,000
Actual costs incurred	(1,000)	(1,000)
Periodic accrual adjustments	(26,000)	(14,000)
Balance, end of quarter	$5,000	$20,000

Trade receivables:  We carry trade receivables at original invoice amount less an estimate made for doubtful receivables based on a monthly review of all outstanding amounts.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions.  We write off trade receivables when we deem them uncollectible. We record recoveries of trade receivables previously written off when we receive them.  We consider a trade receivable to be past due if any portion of the receivable balance is outstanding for more than 90 days.  We do not charge interest on past due receivables.  Our management considers the reserve for doubtful accounts of $152,000 to be adequate to cover any exposure to loss in our March 31, 2007 accounts receivable.

Inventories:  Inventories, consisting principally of appliances, are stated at the lower of cost, first-in, first-out (FIFO), or market.

We provide estimated reserves for the realizability of our appliance inventories, including adjustments to market, based on various factors, including the age of such inventory and our management’s assessment of the need for such allowances.  We look at historical inventory agings and margin analysis in determining our reserve estimate.  We believe the reserve of $153,000 as of March 31, 2007 is adequate.

Property and equipment:  We compute depreciation using straight-line and accelerated methods over the following estimated useful lives:

Years
Buildings and improvements	18 – 30
Equipment	3 – 8

We amortize leasehold improvements on a straight-line basis over the shorter of their estimated useful lives or the underlying lease term.

We did not identify any items that were impaired as of March 31, 2007.

Income taxes:  Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences.

Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  At March 31, 2007, a valuation allowance has been recorded against deferred tax assets principally relating to net operating loss and tax credit carryforwards whose use is limited under Section 382 of the Internal Revenue Code.

We did not record a tax benefit from the first quarter of 2007 due to the increase in the deferred tax asset from our net loss being offset by a corresponding increase in the valuation allowance.  Therefore, no net changes were made to the deferred tax asset or liability.  During the remainder of 2007, this will be reviewed to determine the amount, if any, that should be recorded for a tax provision or benefit.

Stock-based compensation:  We regularly grant options to our employees under various plans as described in Note 7 of our Annual Report on Form 10-K for the year ended December 30, 2006.   We recognize compensation cost relating to share-based payment transactions, including grants of employee stock options in financial statements.  We measure the cost of employee services received in exchange for stock options based on the grant date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award.

As of March 31, 2007, 292,000 stock options were outstanding.  There were 25,000 options granted during the three months ended March 31, 2007.  The fair value of option grants is determined at grant date, using a Black-Scholes option pricing model.  The volatility factor used in the Black-Scholes option pricing model is based on historical stock price fluctuations.  The current forfeiture rate is based on a reasonable estimate by management.  Based on these valuations, we recognized compensation expense of $11,000 (earnings per share is zero) for the three months ended March 31, 2007 related to the amortization of the unvested portion of options outstanding as of December 30, 2006.  We estimate the expense for the remainder of 2007 to be approximately $31,000 based on the value of options outstanding on March 31, 2007 that will vest during the remainder of 2007.  This estimate does not include any expense for options that may be granted and vest during the rest of 2007.

6.                                      Line of Credit

At March 31, 2007, we had an $8 million line of credit with a lender.  The interest rate on the line as of March 31, 2007 was prime plus 2.95 percentage points (11.20%).  The amount of borrowings available under the line of credit is based on a formula using receivables and inventories.  The line of credit has a stated maturity date of December 31, 2007, if not renewed, and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time.  The line of credit is secured by substantially all our assets and requires minimum monthly interest payments of $37,500, regardless of the outstanding principal balance.  The lender is also secured by an inventory repurchase agreement with Whirlpool Corporation for purchases from Whirlpool only.  The loan requires that we meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt we can incur, limits the amount of spending on fixed assets, and limits payments of dividends.  At March 31, 2007, we were in compliance with all covenants.  The excess of amounts outstanding over our borrowing base under this line was $209,000 at March 31, 2007.  Per our loan agreement, this amount was remitted to the lender on April 6, 2007.

7.                                      Long-Term Obligations

Long-term obligations consisted of the following:

	March 31	December 30,
	2007	2006
	(Unaudited)
6.85% mortgage, due in monthly installments of $15,326, including interest, due January 2013, collateralized by land and building	$1,769,000	$1,785,000
Adjustable rate mortgage based on the 30-day LIBOR rate adjusted annually each September (5.32% as of March 31, 2007) plus 2.70%, monthly payments include interest and principal, and are based on a 20-year amortization, due October 2012, collateralized by land and building	2,979,000	3,002,000
Other, primarily capital leases	273,000	298,000
	5,021,000	5,085,000
Less current maturities	315,000	309,000
	$4,706,000	$4,776,000

The future annual maturities of long-term obligations are as follows:

Fiscal year
Remaining 2007	$250,000
2008	260,000
2009	272,000
2010	291,000
2011	274,000
2012 and thereafter	3,674,000
$5,021,000

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

We continue to purchase both new in-the-box and special-buy appliances from Whirlpool Corporation (Whirlpool), GE Corporation (GE) and Frigidaire.  We have no minimum purchase requirements with any of the three manufacturers named above.  We believe purchases from these manufacturers will provide an adequate supply of high-quality appliances for our retail outlets; however, there is a risk that one or more of these sources could be curtailed or lost.

Currently, we operate fifteen retail stores.  Five in the Minneapolis, MN market, four in the Atlanta, GA market, three in the Columbus, OH market, two in the San Antonio, TX market, and one in Compton, CA.

RESULTS OF OPERATIONS

Total revenues for the first quarter ended March 31, 2007 were $19,932,000 compared to $17,916,000 for the first quarter ended April 1, 2006, an increase of 11%.

Retail revenues accounted for approximately 89% of revenues in the first quarter of 2007.  Retail revenues for the first quarter ended March 31, 2007 were $17,689,000 compared to $15,837,000 for the first quarter ended April 1, 2006, an increase of $1,852,000 or 12%.  Same-store retail sales increased 2.9% (a sales comparison of thirteen stores that were open the entire first quarters of both 2007 and 2006).  The increase in retail revenues was due primarily to:

1.                                       Operating two additional stores during the first quarter of 2007 compared to the first quarter of 2006, which resulted in an increase of retail revenues of approximately $1,280,000, and

2.                                        An increase in sales primarily in the San Antonio, TX market of approximately $405,000 due to improvements in store management and the expected increases as the stores establish themselves in that market, and

3.                                        An increase in sales of extended warranties and accessories of approximately $112,000 offset by a decrease of about $15,000 in delivery revenue.

Recycling revenues for the three months ended March 31, 2007 increased to $1,894,000 from $1,763,000 for the same period in 2006.  The increase in recycling revenues is primarily due to an increase in recycling volumes for utility programs on the West Coast.  During the first quarter of 2007, we managed appliance recycling operations under seven contracts with electric utility companies.  These include three companies on the West Coast, two in the Midwest, one in the South, and one in Canada.  Our contracts with the three utility customers on the West Coast run from 2006 to 2008.  Our contract with one of the utility customers in the Midwest runs from 2006 to 2007.  The remaining contracts are for 2007 only; the likelihood that these contracts will be renewed can not be predicted as of the end of the first quarter of 2007.

During the second quarter of 2007 we announced the expansion of our contract with one of our customers on the West Coast to replace and recycle refrigerators for low income residents.  This expansion is for 12 months beginning April 30, 2007.

We are responsible for advertising the recycling program on behalf of two of the utility customers on the West Coast.  Each of the other utility customers is responsible for its own advertising.

Byproduct revenues increased to $349,000 in the first quarter ended March 31, 2007 from $316,000 in the same period of 2006.  The increase was due primarily to an increase in the volume of scrap metal from recycling operations.

Gross profit as a percentage of total revenues increased to 33% for the first quarter ended March 31, 2007 from 29% for the first quarter ended April 1, 2006.  The increase was due primarily to a increase in gross margin in sales of new in-the-box and special-buy appliances, and an increase in discounts granted by our vendors for early payment of invoices.  Gross profit as a percentage of total revenues for future periods can be affected favorably or unfavorably by numerous factors, including:

1.             The mix of retail products we sell.

2.             The prices at which we purchase product from the three manufacturers.

3.             The volume of appliances we receive through our recycling contracts.

4.             The price and volume of byproduct revenues.

For future periods, we expect gross profit percentages to remain at about the same level as the first quarter ended March 31, 2007.

Selling, general and administrative expenses for the first quarter ended March 31, 2007 increased by $1,077,000 or 19% from the same period in 2006.  As a percentage of total revenues, selling, general and administrative expenses increased to 34% for the first quarter of 2007 compared to 32% for the first quarter of 2006.  Selling expenses for the first quarter ended March 31, 2007 increased by $995,000 or 26% from the same period in 2006.  The increase in selling expenses was due primarily to:

1.                                        The expense of approximately $428,000 of operating two additional stores during the first quarter of 2007 compared to the first quarter of 2006, and,

2.                                        An increase in advertising expense of approximately $412,000, due to new store openings, which require significant advertising expense, in the first quarter of 2007, compared to the first quarter of 2006.

General and administrative expenses for the first quarter ended March 31, 2007 increased by $82,000 or 4% from the same period in 2006.  The increase in general and administrative expense was due primarily to additional personnel costs associated with operating additional retail stores.

Interest expense increased to $298,000 for the first quarter ended March 31, 2007 compared to $234,000 for the same period in 2006.  The increase was due primarily to an increase in the interest rate over the prime rate on the line of credit at renewal, an increase in the prime rate on the line of credit, and an increase in the amount of borrowings from the line of credit.

We had net operating loss carryovers and credit carryforwards of approximately $5.4 million at March 31, 2007, which may be available to reduce taxable income and therefore income taxes payable in future years.  The availability of loss carryforwards has been reduced by the provisions of  the Internal Revenue Code Section 382 which relate to a change in control.  Future changes in ownership could reduce the ability to use the credit carryforwards.

At March 31, 2007, we had recorded cumulative valuation allowances of approximately $2,158,000 against our net deferred tax assets due to the uncertainty of their realization.  The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to become available to reduce taxable income.

We recorded a net loss of $472,000 or $.11 per basic and diluted share for the first quarter ended March 31, 2007 compared to a net loss of $678,000 or $.16 per basic and diluted share for the same period of 2006.  The decrease in the net loss was due to an increase in both retail and recycling revenue partially offset by an increase in selling, general and administrative expenses and interest expense for the first quarter ended March 31, 2007 compared to the same period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, we had working capital of $2,609,000 compared to $3,026,000 at December 30, 2006.  Cash and cash equivalents increased to $3,076,000 at March 31, 2007 from $2,753,000 at December 30, 2006.  Net cash provided by operating activities was $540,000 for the first quarter ended March 31, 2007 compared to net cash provided by operating activities of $422,000 in the same period of 2006.  The cash provided by operating activities for the quarter was primarily due to a decrease in inventories and an increase in accounts payable offset by an increase in accounts receivable and the net loss.  During the first quarter ended March 31, 2007, inventory decreased by $344,000 and accounts payable increased by $394,000.

Our capital expenditures for the three months ended March 31, 2007 and April 1, 2006 were approximately $82,000 and $83,000, respectively.  The 2007 capital expenditures were primarily related to continued development of our enterprise-wide software and telecommunication equipment upgrades. The 2006 capital expenditures were primarily related to software development.

Net cash used in financing activities was $135,000 for the first quarter ended March 31, 2007 compared to cash provided of $178,000 in the same period in 2006.  The cash used in financing activities was due primarily to a reduction in the balance of our line of credit and payments on long-term obligations.

As of March 31, 2007, we had an $8 million line of credit with a lender.  The interest rate on the line as of March 31, 2007 was prime plus 2.95 percentage points (11.20%).  The amount of borrowings available under the line of credit is based on a formula using receivables and inventories.  The line of credit has a stated maturity date of December 31, 2007, if not renewed, and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time. The line of credit is secured by substantially all our assets and requires minimum monthly interest payments of $37,500, regardless of the outstanding principal balance.  The lender is also secured by an inventory repurchase agreement with Whirlpool Corporation for purchases from Whirlpool only. The line requires that we meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt we can incur, limits the amount of spending on fixed assets, and limits payments of dividends.  As of March 31, 2007, we were in compliance with all covenants.  The excess of amounts outstanding over our borrowing base under this line was $209,000 at March 31, 2007.  Per our loan agreement, this amount was remitted to the lender on April 6, 2007.

A summary of our contractual cash obligations at March 31, 2007 is as follows:

	Cash Payments Due by Period
Contractual Cash Obligations	Total	Remainder of 2007	2008	2009	2010	2011	2012 and Thereafter
Long-term debt, including interest	$6,916,000	$483,000	$596,000	$591,000	$591,000	$554,000	$4,101,000
Operating leases	$12,592,000	$2,154,000	$2,318,000	$1,477,000	$1,045,000	$1,070,000	$4,528,000
Total contractual cash obligations	$19,508,000	$2,637,000	$2,914,000	$2,068,000	$1,636,000	$1,624,000	$8,629,000

We also have a commercial commitment as described below:

Other Commercial Commitment	Total Amount Committed	Outstanding at 03/31/07	Date of Expiration
Line of credit	$8,000,000	$6,802,000	December 31, 2007

We believe, based on the anticipated sales per retail store, the anticipated revenues from our recycling contracts and our anticipated gross profit, that our cash balance, anticipated funds generated from operations and our current line of credit will be sufficient to finance our operations and capital expenditures through December 2007.  Our total capital requirements for 2007 will depend upon, among other things as discussed below, the number and size of retail stores operating during the fiscal year and the recycling volumes generated from the recycling contracts in 2007.  Currently, we have fifteen stores and four recycling centers in operation.  If revenues are lower than anticipated or expenses are higher than anticipated, we may require additional capital to finance operations.  Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (common or preferred stock) or other securities.  There can be no assurance that such additional sources of financing will be available on terms satisfactory to us or permitted by our current lender.

FORWARD-LOOKING STATEMENTS

Statements contained in this quarterly report regarding our future operations, performance and results, and anticipated liquidity discussed herein are forward-looking and therefore are subject to certain risks and uncertainties, including, but not limited to, those discussed herein.  Any forward-looking information regarding our operations will be affected primarily by our continued ability to purchase product from Whirlpool, GE and Frigidaire at acceptable prices, and the ability and timing of the utility companies to deliver units under recycling contracts with us.  In addition, any forward-looking information will also be affected by the ability of individual retail stores to meet planned revenue levels, the rate of sustainable growth in the number of retail stores, the speed at which individual retail stores reach profitability, costs and expenses being realized at higher than expected levels, our ability to secure an adequate supply of special-buy appliances for resale and the continued availability of our current line of credit.

PART I:  ITEM 3                                           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MARKET RISK AND IMPACT OF INFLATION

We do not believe there is any significant risk related to interest rate fluctuations on the long-term fixed rate debt.  However, there are interest rate risks on the line of credit, since our interest rate floats with prime, and on approximately $3,000,000 in long-term debt entered into in September 2002, since our interest rate is based on the 30-day LIBOR rate.  Based on average floating rate borrowings of approximately $9,900,000, a one-percent change in the applicable rate would have caused our interest expense to change by approximately $24,750 for the first quarter of 2007.  Also, we believe that inflation has not had a material impact on the results of operations for the first quarter ended March 31, 2007.  However, there can be no assurance that future inflation will not have an adverse impact on our operating results and financial conditions.

PART I.  ITEM 4                  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures.

We also maintain a system of internal accounting controls designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our policies and procedures are followed.  There have been no changes, except as listed below, in our internal control over financial reporting during the fiscal quarter ended March 31, 2007, or thereafter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management, under the supervision and with the participation of our CEO and Principal Accounting Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report and have concluded that these controls and procedures were effective as of March 31, 2007.

During the fourth quarter of 2006, management addressed a deficiency in our internal controls in the area of retail sales revenue recognition and corrected the deficiency in the first quarter of 2007.

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

PART II.            OTHER INFORMATION

PART II.  ITEM 1   —   LEGAL PROCEEDINGS

In December 2004, we filed suit the U.S. District Court for the Central District of California alleging that JACO Environmental, Inc., (JACO) and one of our former consultants fraudulently obtained U.S. Patent No. 6,732,416 in May 2004 covering appliance recycling methods and systems which were originally developed by us beginning in 1987 and used in serving more than forty-five electric utility appliance recycling programs since that time.  We are seeking an injunction to prevent JACO from claiming that it obtained a valid patent on appliance recycling processes that we believe is based on methods and processes we invented.  We are also asking the court for unspecified damages related to charges that JACO, in using the patent to promote its services, has engaged in unfair competition and false and misleading advertising under federal and California statutes.  In addition, we may incur substantial costs in pursuing this injunction, which could have an adverse effect on our results of operations.

In September 2005, we received a legally binding document in which JACO states it will not sue us or any of our customers for violating the JACO patent. Therefore, our recycling operations will continue with our current contracts without interruption.

On October 18, 2006, the U.S. District Court for the Central District of California denied the motion for summary judgement filed by JACO to dismiss the suit.

The case is scheduled for trial in October 2007.

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

ITEM 1A   —    RISK FACTORS

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Form 10-K for the fiscal year ended December 30, 2006.

ITEM 2                      —   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - None

ITEM 3       —   DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4       —   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 10, 2007, we held our Annual Meeting of Shareholders.  At the meeting, Edward R. Cameron, Duane S. Carlson, W. William Bednarczyk and Albin S. Dubiak were elected as directors for one-year terms ending at the Annual Meeting of Shareholders in 2008.

ITEM 5       —   OTHER INFORMATION - None

ITEM 6       —   EXHIBITS

Exhibit 10.1 — First Amendment to the Agreement between the Southern Califonia Public Power Authority and Appliance Recycling Centers of America — California, Inc., dated March 1, 2007, between Southern California Public Power Authority and Appliance Recycling Centers of America — California, Inc., (filed as Exhibit 10.1 to the Company’s form 8-K dated May 2, 2007 (File No. 0-19621) and incorporated herein by reference).

Exhibit 31.1 — CEO Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 — Principal Accounting Officer Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 — Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Appliance Recycling Centers of America, Inc.
Registrant

Date: May 14, 2007	/s/Edward R. Cameron
Edward R. Cameron
President

Date: May 14, 2007	/s/Patrick J. Winters
Patrick J. Winters
Principal Accounting Officer