Form 10-Q
period 2007-06-30
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2007-08-14
CIK 862861

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 14, 2007, the number of shares outstanding of the registrant’s no par value Common Stock was 4,378,777 shares.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

Appliance Recycling Centers of America, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	June 30,	December 30,
	2007	2006
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,567,000	$2,753,000
Accounts receivable, net of allowance of $152,000 and $152,000, respectively	4,551,000	2,411,000
Inventories, net of reserves of $135,000 and $207,000, respectively	12,898,000	10,998,000
Deferred income taxes	601,000	601,000
Other current assets	1,297,000	657,000
Total current assets	20,914,000	17,420,000
Property and Equipment, at cost
Land	2,050,000	2,050,000
Buildings and improvements	4,705,000	4,696,000
Equipment	7,196,000	6,889,000
	13,951,000	13,635,000
Less accumulated depreciation	7,922,000	7,575,000
Net property and equipment	6,029,000	6,060,000
Other Assets	481,000	433,000
Total assets	$27,424,000	$23,913,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Line of credit	$9,640,000	$6,872,000
Current maturities of long-term obligations	331,000	309,000
Accounts payable	3,443,000	3,198,000
Accrued expenses	4,022,000	3,957,000
Income taxes payable	58,000	58,000
Total current liabilities	17,494,000	14,394,000
Long-Term Obligations, less current maturities	4,735,000	4,776,000
Deferred Income Tax Liabilities	601,000	601,000
Total liabilities	$22,830,000	$19,771,00
Commitments and Contingencies
Shareholders’ Equity
Common stock, no par value; authorized 10,000,000 shares; issued and outstanding 4,379,000 and 4,320,000 shares, respectively	15,058,000	14,970,000
Accumulated deficit	(10,464,000)	(10,828,000)
Total shareholders’ equity	4,594,000	4,142,000
Total liabilities and shareholders’ equity	$27,424,000	$23,913,000

See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Revenues
Retail	$18,743,000	$16,110,000	$36,432,000	$31,947,000
Recycling	3,353,000	2,515,000	5,247,000	4,278,000
Byproduct	486,000	536,000	835,000	852,000
Total revenues	22,582,000	19,161,000	42,514,000	37,077,000
Cost of Revenues	14,607,000	13,483,000	27,973,000	26,175,000
Gross profit	7,975,000	5,678,000	14,541,000	10,902,000
Selling, General and Administrative Expenses	6,768,000	5,891,000	13,510,000	11,556,000
Operating income (loss)	1,207,000	(213,000)	1,031,000	(654,000)
Other Income (Expense)
Other income (expense)	(47,000)	8,000	(45,000)	5,000
Interest expense	(324,000)	(256,000)	(622,000)	(490,000)
Net income (loss)	$836,000	$(461,000)	$364,000	$(1,139,000)
Basic income (loss) per common share	$0.19	$(0.11)	$.08	$(0.26)
Diluted income (loss) per common share	$0.19	$(0.11)	$.08	$(0.26)
Weighted Average Number of Common Shares Outstanding:
Basic	4,353,000	4,334,000	4,347,000	4,328,000
Diluted	4,426,000	4,334,000	4,402,000	4,328,000

See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,	July 1,
	2007	2006
Cash Flows from Operating Activities
Net income (loss)	$364,000	$(1,139,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	403,000	368,000
Stock-based compensation expense	37,000	59,000
Loss on sales of equipment	0	15,000
Changes in current assets and liabilities:
Accounts receivable	(2,140,000)	24,000
Inventories	(1,900,000)	(1,129,000)
Other current assets	(640,000)	(14,000)
Other assets	(48,000)	305,000
Accounts payable	245,000	1,290,000
Accrued expenses	65,000	(186,000)
Net cash used in operating activities	(3,614,000)	(407,000)
Cash Flows from Investing Activities
Purchase of property and equipment	(260,000)	(222,000)
Proceeds from disposal of equipment	0	2,000
Net cash used in investing activities	(260,000)	(220,000)
Cash Flows from Financing Activities
Net borrowings under line of credit	2,768,000	620,000
Stock placement costs	0	(2,000)
Distribution to minority subsidiary owner	0	(25,000)
Proceeds from stock option exercises	51,000	25,000
Payments on long-term obligations	(131,000)	(116,000)
Net cash provided by financing activities	2,688,000	502,000
Decrease in cash and cash equivalents	(1,186,000)	(125,000)
Cash and Cash Equivalents
Beginning	2,753,000	2,095,000
Ending	$1,567,000	$1,970,000
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$622,000	$490,000
Income taxes	0	1,000
Equipment acquired under capital lease	112,000	140,000

See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                Financial Statements

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly our financial position, including our subsidiaries, as of June 30, 2007 and the results of operations and cash flows for the three-month and six-month periods ended June 30, 2007 and July 1, 2006.  The three and six months presented are 13-week and 26-week periods, respectively.  The results of operations for any interim period are not necessarily indicative of the results for the year.  These interim consolidated financial statements should be read in conjunction with our annual consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 30, 2006.  Therefore, certain information and footnote disclosures included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

2.             Recent Accounting Pronouncements

Effective December 31, 2006, we adopted FASB Interpretation (FIN) No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes”, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB SFAS No. 109 (SFAS 109), “Accounting for Income Taxes”, on the uncertainty in income taxes recognized in an enterprise’s financial statements.  Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure, and transition.  We determined that there is no impact on the financial results for the six months ended June 30, 2007.

At June 30, 2007, our federal net operating loss carryforwards were approximately $4,559,000.  The provision for income taxes for the six-month period ended June 30, 2007 of zero included a decrease in our valuation allowance in the amount of approximately $142,000.  Our 2003 – 2005 federal and state tax returns are open to examination.

3.             Accrued Expenses

Accrued expenses were as follows:

	June 30,	December 30,
	2007	2006
Compensation and benefits	$1,454,000	$1,427,000
Warranty expense	12,000	28,000
Accrued recycling incentive checks	1,110,000	1,110,000
Accrued rent	436,000	356,000
Accrued payables	588,000	570,000
Other	422,000	466,000
	$ 4,022,000	$3,957,000

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

Weighted average shares outstanding-diluted includes 214,000 shares of dilutive securities for the three and six months ended June 30, 2007.  All options were excluded for the three and six months ended July 1, 2006 because we incurred losses for those periods.

5.             Critical Accounting Policies and Estimates

Our significant accounting policies and estimates are summarized in the footnotes to our annual consolidated financial statements.  Some of the most critical policies and estimates are also discussed below:

Revenue recognition:  We recognize revenue from appliance sales in the period the consumer purchases and pays for the appliance, net of allowance for estimated returns.  We recognize revenue from appliance recycling when we collect and process a unit.  We recognize byproduct revenue upon shipment.

We defer revenue under certain appliance extended warranty arrangements we sell and service, and recognize the revenue over the related terms of the warranty contracts.  On other extended warranty arrangements – in which we sell but others service for a fixed portion of the warranty sales price -  we recognize revenue for the net amount retained at the time of sale of the extended warranty to the consumer.

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

Changes in our warranty liability reserve are as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(Unaudited)	2007	2006	2007	2006
Balance, beginning	$5,000	$20,000	$28,000	$27,000
Standard accrual based on units sold	7,000	19,000	11,000	27,000
Actual costs incurred	(1,000)	(1,000)	(2,000)	(2,000)
Periodic accrual adjustments	1,000	(10,000)	(25,000)	(24,000)
Balance, ending	$12,000	$28,000	$12,000	$28,000

Trade receivables:  We carry trade receivables at original invoice amount less an estimate made for doubtful receivables based on a monthly review of all outstanding amounts.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions.  We write off trade receivables when we deem them uncollectible.  We record recoveries of trade receivables previously written off when we receive them.  We consider a trade receivable to be past due if any portion of the receivable balance is outstanding for more than 90 days.  We do not charge interest on past due receivable balances.  Our management considers the reserve for doubtful accounts of $152,000 to be adequate to cover any exposure to loss in our June 30, 2007 accounts receivable.

Inventories:  Inventories, consisting principally of appliances, are stated at the lower of cost, first-in, first-out (FIFO), or market.  We provide estimated reserves for the realizability of our appliance inventories, including adjustments to market, based on various factors including the age of such inventory and our management’s assessment of the need for such allowances.  We look at historical inventory agings and margin analysis in determining our reserve estimate.  We believe the reserve of $135,000 as of June 30, 2007 is adequate.

Property and equipment:  We compute depreciation using straight-line and accelerated methods over the following estimated useful lives:

Years
Buildings and improvements	18 - 30
Equipment	3 - 8

We amortize leasehold improvements on a straight-line basis over the shorter of their estimated useful lives or the underlying lease term.

We did not identify any items that were impaired as of June 30, 2007.

Income taxes:  Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  At June 30, 2007, a valuation allowance has been recorded against deferred tax assets principally relating to net operating loss and tax credit carryforwards whose use is limited under Section 382 of the Internal Revenue Code.

We did not record a tax provision for the second quarter of 2007 as we expect to utilize our remaining net operating loss carryforward to offset any current taxable income.  The resulting reduction in the deferred tax asset will be offset by a decrease in the valuation allowance of the same amount.  Therefore, no net changes were made to the deferred tax asset or liability.  During the remainder of 2007, this will be reviewed to determine the amount, if any, that should be recorded for a tax provision or benefit.

Stock-based compensation:  We regularly grant options to our employees under various plans as described in Note 7 of our Annual Report on Form 10-K for the year ended December 30, 2006.   We recognize compensation cost relating to share-based payment transactions, including grants of employee stock options in financial statements.  We measure the cost of employee services received in exchange for stock options based on the grant date fair value of the award, and recognize the cost over the period the employee is required to provide services for the award.

As of June 30, 2007, 277,000 stock options were outstanding.  There were 22,500 options granted during the three months ended June 30, 2007.  The fair value of option grants is determined at grant date, using a Black-Scholes option pricing model.  The volatility factor used in the Black-Scholes option pricing model is based on historical stock price fluctuations.  The current forfeiture rate is based on a reasonable estimate by management.  Based on these valuations, we recognized compensation expense of $27,000 and $37,000 (earnings per share is zero) respectively, for the three and six months ended June 30, 2007 related to the amortization of the vesting of options outstanding as of December 30, 2006 and options granted during the three and six months ended June 30, 2007.  We estimate the expense for the remainder of 2007 to be approximately $70,000 based on the value of options outstanding on June 30, 2007 that will vest during the remainder of 2007.  This estimate does not include any expense for options that may be granted and vest during the rest of 2007.

6.             Line of Credit

On June 21, 2007, we amended our existing line of credit with our lender to increase the line from $8.0 million to $12.0 million.  The interest rate on the line as of June 30, 2007 was prime plus 2.00 percentage points (10.25%).  The amount of borrowings available under the line of credit is based on a formula using receivables and inventories.  The line of credit has a stated maturity date of December 31, 2010, if not renewed, and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time.  The line of credit is secured by substantially all our assets and requires minimum monthly interest payments of $58,000, regardless of the outstanding principal balance.  The lender is also secured by an inventory repurchase agreement with Whirlpool Corporation (Whirlpool) for purchases from Whirlpool only.  The line requires that we meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt we can incur, limits the amount of spending on fixed assets, and limits payments of dividends.  As of June 30, 2007, we were in the process of implementing the new terms of the amended agreement and as a result, at June 30 we had an excess amount outstanding over our borrowing base of $287,000.  Per our loan agreement, this amount was remitted to the lender on July 6, 2007.

7.             Long-Term Obligations

Long-term obligations consisted of the following:

	June 30,	December 30,
	2007	2006
	(Unaudited)
6.85% mortgage, due in monthly installments of $15,326, including interest, due January 2013, collateralized by land and building	$1,754,000	$1,785,000
Adjustable rate mortgage based on the 30-day LIBOR rate adjusted annually each September (5.32% as of September 30, 2006) plus 2.70%, adjusted yearly: monthly payments include interest and principal, and are based on a 20-year amortization,due October 2012, collateralized by land and building	2,954,000	3,002,000
Other, primarily capital leases	358,000	298,000
	5,066,000	5,085,000
Less current maturities	331,000	309,000
	$4,735,000	$4,776,000

The future annual maturities of long-term obligations are as follows:

Fiscal year
Remaining 2007	$189,000
2008	279,000
2009	293,000
2010	314,000
2011	299,000
2012 and thereafter	3,692,000
$5,066,000

8.             Commitments and Contingencies

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

On May 21, 2007, the U.S. District Court for the Central District of California dismissed a patent infringement suit brought against us in October 2006 by JACO and SEB Umwelt-Service/Basis of Mettlach, Germany (SEG).  The suit claimed that we have been using refrigerator recycling systems and processes covered by two U.S. patents issued to SEG and exclusively licensed to JACO.  This suit was dismissed for lack of prosecution and may not be reinstated unless the Court sets aside the dismissal or a new action is filed after the appropriate pretrial investigation of asserted claims.

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

RESULTS OF OPERATIONS

Total revenues for the three and six months ended June 30, 2007 were $22,582,000 and $42,514,000, respectively, compared to $19,161,000 and $37,077,000 for the same periods in the prior year, increases of 18% and 15%, respectively.

Retail revenues accounted for approximately 83% of revenues in the second quarter of 2007.  Retail revenues for the three and six months ended June 30, 2007 were $18,743,000 and $36,432,000 compared to $16,110,000 and $31,947,000 for the same periods in 2006, an increase of 16% and   14%, respectively.  Same-store retail sales (a sales comparison of the thirteen stores that were open the entire first and second quarters of both 2007 and 2006) increased 3.4% in the second quarter and 3.1% year to date.  In addition to increases in revenue resulting from growth in same-store sales revenue, the increase in retail revenues was also due  to:

1.     The operation of two stores in the Atlanta, GA market that were not open in the second quarter of 2006 resulting in additional revenue of approximately $1.2 million and $2.5 million  for the three and six month periods, respectively.

2.     An increase in sales of approximately $722,000 from a special event, off-site sale in the Minnesota market in the second quarter.

3.     An increase in the sales of boxed product as a result of opportunity buys created through the merger of two of our vendors.

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

We continue to purchase both new in-the-box and special-buy appliances primarily from

Whirlpool, GE Corporation (GE) and Frigidaire.  We have no minimum purchase requirements with any of these manufacturers.  We believe purchases from these three manufacturers will provide an adequate supply of high-quality appliances for our retail outlets; however, there is a risk that one or more of these sources could be curtailed or lost.

Currently, we operate fifteen retail stores:  five in the Minneapolis/St. Paul market in MN, four in the Atlanta, GA market, three in the Columbus, OH market, two in the San Antonio, TX market, and one in Los Angeles, CA.

Recycling revenues for the three and six months ended June 30, 2007 increased to $3,353,000 and $5,247,000 from $2,515,000 and $4,278,000 for the same periods in 2006.  The increase in recycling revenues is primarily due to an increase in recycling volumes for utility programs on the West Coast.  During the second quarter of 2007, we managed appliance recycling operations under eleven contracts with electric utility companies.  These include six companies on the West Coast, two in the Midwest, one in the South, and two in Canada.  Our contracts with the six utility customers on the West Coast run from 2006 to 2008.  Our contract with one of the utility customers in the Midwest runs from 2006 to 2007.  The remaining contracts are for 2007 only; the likelihood that these contracts will be renewed can not be predicted as of the end of the second quarter of 2007.

During the second quarter of 2007, we announced the signing of a new contract with a utility customer in Canada to recycle refrigerators, freezers, and room air conditioners.  This contract runs through December of 2010.

During the second quarter of 2007, we announced the expansion of our contract with one of our customers on the West Coast to replace and recycle refrigerators for low-income residents.  This expansion is for twelve months beginning April 30, 2007.

We are responsible for advertising the recycling program on behalf of two of the utility customers on the West Coast.  Each of the other utility customers is responsible for its own advertising.

Byproduct revenues for the three and six months ended June 30, 2007 decreased to $486,000 and $835,000 from $536,000 and $852,000 for the same periods in 2006.  The decreases were due primarily to decreases in the sale of reclaimed CFCs offset by increases in the value of scrap metal.

We expect recycling and byproduct revenue to grow through the remainder of 2007 due to the expansion of the recycling contracts on the West Coast and the new contract with the Canadian utility.

Gross profit as a percentage of total revenues for the three and six months ended June 30, 2007 increased to 34% from 30% and to 34% from 29%, respectively, for the same periods in 2006.  The increases were primarily due to:

1.     Increases in early payment discounts of approximately $400,000 from the prior year.

2.     Increases in volume rebates of about $456,000 for the second quarter and $695,000 for the year, granted by our vendors based on our purchasing.

3.     An increase in profit margin on unboxed product resulting from opportunity buys created by the merger of two of our vendors and a reduction in freight costs associated with the purchase of unboxed product of approximately $22,000 for the second quarter and $165,000 year to date.

4.     Labor efficiencies resulting from increases in volumes of unboxed product.

Including some contemplated continuation of the items set out in points 1 – 4 above, we expect gross margins for the remainder of the year to be approximately 31%-33% based on currently planned levels of recycling volume and retail product purchases, as well as estimated pricing adjustments that may be needed to reflect conditions in the overall appliance retail market.

Gross profit as a percentage of total revenues for future periods can be affected favorably or unfavorably by numerous factors, including:

1.     The mix of retail products we sell.

2.     The prices at which we purchase product from manufacturers.

3.     The volume of appliances we receive through our recycling contracts.

4.     The price and volume of byproduct revenues.

5.     The volume of product we purchase that qualifies for manufacturer volume rebates.

Selling, general and administrative expenses for the three and six months ended June 30, 2007 increased by $878,000 or 15% and $1,954,000 or 17%, respectively, from the same periods in 2006.  As a percentage of total revenues, selling, general and administrative expenses decreased from 31% to 30% for the second quarter of 2007 compared to the second quarter of 2006 and increased from 31% to 32% for the first six months of 2007 compared to 2006.

Selling expenses for the three and six months ended June 30, 2007 increased by $805,000 or 21% and $1,750,000 or 22%, respectively, from the same periods in 2006.  The increase in selling expenses was due primarily to:

1.     The expense of approximately $512,000 of operating two additional stores during the second quarter of 2007 compared to 2006, and approximately $1,156,000 for the six months ended June 30, 2007 compared to 2006 and;

2.     A decrease of approximately $130,000 and $295,000 respectively in advertising rebates and allowances from suppliers.

General and administrative expenses for the three and six months ended June 30, 2007 increased by $73,000 or 3% and $204,000 or 5%, respectively, from the same periods in 2006.  The increase in general and administrative expense was due primarily to additional personnel costs associated with operating additional retail stores and supporting recycling contracts and costs associated with the legal proceedings discussed in Part II, Item 1, Legal Proceedings.

We expect selling, general and administrative expenses as a percentage of total revenue to be about 30% for the remainder of the year.

Interest expense increased to $324,000 for the three months and $622,000 for the six months ended June 30, 2007 compared to $256,000 and $490,000 for the same periods in 2006.  The increase was due primarily to an increase in the minimum interest rate of the line of credit at renewal and an increase in the outstanding amount on the line of credit.

We had net operating loss carryovers and credit carryforwards of approximately $4,559,000 million at June 30, 2007, which may be available to reduce taxable income and therefore income taxes payable in future years.  The availability of loss carryforwards has been reduced by the provisions of Internal Revenue Code Section 382 which relate to a change in control.  Future changes in ownership could reduce the ability to use the carryovers and  carryforwards..

At June 30, 2007, we had recorded cumulative valuation allowances of approximately $2,008,000 against our net deferred tax assets due to the uncertainty of their realization.  The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to become available to reduce taxable income.

We recorded  net income of $836,000 or $0.19 per basic and diluted share for the second quarter ended June 30, 2007 compared to a net loss of $461,000 or $0.11 per basic and diluted share for the same period of 2006.  We recorded  net income of $364,000 or $0.08 per basic and diluted share for the six months ended June 30, 2007 compared to a net loss of $1,139,000 or $0.26 per basic and diluted share for the same period in 2006.  The increase in net income was due to an increase in gross profit percentage offset by increases in selling, general and administrative expenses and interest expense compared to the same period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, we had working capital of $3,420,000 compared to $3,026,000 at December 30, 2006.  Cash and cash equivalents decreased to $1,567,000 at June 30, 2007 from $2,753,000 at December 30, 2006.  Net cash used in operating activities was $3,614,000 for the six months ended June 30, 2007 compared to net cash used in operating activities of $407,000 in the same period of 2006.  The cash used in operating activities was primarily due to increased earnings, offset by increases in inventory and accounts receivable.  During the six months ended June 30, 2007, inventory increased by $1,900,000 and accounts receivable increased by $2,140,000 due to activity generated from the expansion of the contract on the West coast to replace and recycle refrigerators.

Our capital expenditures for the six months ended June 30, 2007 and July 1, 2006 were  $260,000 and $222,000, respectively.  The 2007 capital expenditures were related primarily to continued development of our enterprise-wide software and building improvements for our current locations.

Net cash provided by financing activities was $2,688,000 for the six months ended June 30, 2007 compared to net cash provided by financing activities of $502,000 in the same period in 2006.  The cash provided by financing was primarily due to borrowing under the line of credit.

At June 30, 2007, we had a $12.0 million line of credit with a lender.  On June 21, 2007, we amended our existing line of credit with our lender to increase the line from $8.0 million to $12.0 million.  The interest rate on the line as of June 30, 2007 was prime plus 2.00 percentage points (10.25%).  The amount of borrowings available under the line of credit is based on a formula using receivables and inventories.  The line of credit has a stated maturity date of December 31, 2010, if not renewed, and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time.  The line of credit is secured by substantially all our assets and requires minimum monthly interest payments of $58,000, regardless of the outstanding principal balance.  The lender is also secured by an inventory repurchase agreement with Whirlpool Corporation (Whirlpool) for purchases from Whirlpool only.  The line requires that we meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt we can incur, limits the amount of spending on fixed assets, and limits payments of dividends.  As of June 30, 2007, we were in the process of implementing the new terms of the amended agreement and as a result, at June 30 we had an excess amount outstanding over our borrowing base of $287,000.  Per our loan agreement, this amount was remitted to the lender on July 6, 2007.

A summary of our contractual cash obligations at June 30, 2007 is as follows:

	Cash Payments Due by Period
Contractual Cash Obligations	Total	Remainder of 2007	2008	2009	2010	2011	2012 and Thereafter
Long-term debt, including interest	$6,892,000	$332,000	$624,000	$619,000	$619,000	$582,000	$4,116,000
Operating leases	$11,848,000	$1,419,000	$2,309,000	$1,477,000	$1,045,000	$1,070,000	$4,528,000
Total contractual cash obligations	$18,740,000	$1,751,000	$2,933,000	$2,096,000	$1,664,000	$1,652,000	$8,644,000

We also have a commercial commitment as described below:

Other Commercial Commitment	Total Amount Committed	Outstanding at 06/30/07	Date of Expiration
Line of credit	$12,000,000	$9,640,000	December 31, 2010

We believe, based on the anticipated sales per retail store, the anticipated revenues from our recycling contracts and our anticipated gross profit, that our cash balance, anticipated funds generated from operations and our line of credit will be sufficient to finance our operations and capital expenditures for at least the next twelve months.  Our total capital requirements for 2007 will depend upon, among other things as discussed below, the number and size of retail stores operating during the fiscal year and the recycling volumes generated from the recycling contracts in 2007.  Currently, we have fifteen retail stores and four recycling centers in operation.  If revenues are lower than anticipated or expenses are higher than anticipated, we may require additional capital to finance operations.  Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (common or preferred stock) or other securities.  There can be no assurance that such additional sources of financing will be available or on terms satisfactory to us or permitted by our current lender.

FORWARD-LOOKING STATEMENTS

Statements contained in this quarterly report regarding our future operations, performance and results, and anticipated liquidity discussed herein are forward-looking and therefore are subject to certain risks and uncertainties, including, but not limited to, those discussed herein.  Any forward-looking information regarding our operations will be affected primarily by our continued ability to purchase product from Whirlpool, GE, and Frigidaire at acceptable prices and the ability and timing of the utility companies to deliver units under recycling contracts with us.  In addition, any forward-looking information will also be affected by the ability of individual retail stores to meet planned revenue levels, the rate of sustainable growth in the number of retail stores, the speed at which individual retail stores reach profitability, costs and expenses being realized at higher than expected levels, our ability to secure an adequate supply of special-buy appliances for resale and the continued availability of our current line of credit.

PART I:  ITEM 3                  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We do not believe there is any significant risk related to interest rate fluctuations on our long-term fixed rate debt.  However, there are interest rate risks on our $12.0 million line of credit, since the interest rate floats with prime, and on approximately $3,000,000 in long-term debt entered into in September 2002, since the interest rate is based on the 30-day LIBOR rate. Based on average floating rate borrowings of approximately $12,600,000, a one-percent change in the applicable rate would have caused our interest expense to change by approximately $63,000 for a six-month period.  Our new recycling contract with a Canadian utility provides for payment in Canadian dollars.  Accordingly, we are exposed to foreign currency exchange rate risk on sales of recycling services to this utility.  Our foreign currency denominated sales and receivables to this utility were not material during the second quarter, but will likely grow in significance in future periods.  Also, we believe that inflation has not had a material impact on the results of operations for the second quarter ended June 30, 2007.  However, there can be no assurance that future inflation will not have an adverse impact on our operating results and financial conditions.

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

We also maintain a system of internal accounting controls designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our policies and procedures are followed.  There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2007, or thereafter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management, under the supervision and with the participation of our CEO and Principal Accounting Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report and have concluded that these controls and procedures were effective as of June 30, 2007.

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

On May 21, 2007, the U.S. District Court for the Central District of California dismissed a patent infringement suit brought against us in October 2006 by JACO and SEB Umwelt-Service/Basis of Mettlach, Germany (SEG).  The suit claimed that we have been using refrigerator recycling systems and processes covered by two U.S. patents issued to SEG and exclusively licensed to JACO.  This suit was dismissed for lack of prosecution and may not be reinstated unless the Court sets aside the dismissal or a new action is filed after the appropriate pretrial investigation of asserted claims.

ITEM 1A               RISK FACTORS – There were no material changes from previous filings.

ITEM 2                   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS – None.

ITEM 3                   DEFAULTS UPON SENIOR SECURITIES – None.

ITEM 4                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 10, 2007, we held our Annual Meeting of Shareholders to obtain the approval of shareholders of record as of March 16, 2007 in connection with the matters listed below.  Proxies were mailed to the holders of 4,341,277 shares.  Following is a brief description of the matters voted on at the meeting and the number of votes cast for or withheld:

	Vote
Matter	For	Withhold Authority
Election of Directors:
Edward R. Cameron	3,187,043	742,148
Duane S. Carlson	3,187,068	742,123
W. William Bednarczyk	3,906,376	22,815
Albin S. Dubiak	3,906,376	22,815

ITEM 5                   OTHER INFORMATION – None.

ITEM 6                   EXHIBITS

Exhibit 10.1 – First Amendment, dated March 1, 2007, to the Agreement between the Southern California Public Power Authority and Appliance Recycling Centers of America – California, Inc., (filed as Exhibit 10.1 to the Company’s Form 8-K dated May 2, 2007 (File No. 0-19621) and incorporated herein by reference).

Exhibit 31.1 – CEO Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 – Principal Accounting Officer Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 – Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Appliance Recycling Centers of America, Inc.
Registrant

Date: August 14, 2007	/s/Edward R. Cameron
Edward R. Cameron
President and Chief Executive Officer

Date: August 14, 2007	/s/Patrick J. Winters
Patrick J. Winters
Controller (Principal Accounting Officer)