Form 10-Q
period 2007-09-29
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2007-11-14
CIK 862861

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

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

As of November 13, 2007, the number of shares outstanding of the registrant’s no par value Common Stock was 4,457,277 shares.

APPLIANCE RECYCLING CENTERS of AMERICA, INC.

Appliance Recycling Centers of America, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 29,	December 30,
	2007	2006
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,893,000	$2,753,000
Accounts receivable, net of allowance of $152,000 and $152,000, respectively	9,749,000	2,411,000
Inventories, net of reserves of $116,000 and $207,000, respectively	12,323,000	10,998,000
Deferred income taxes	601,000	601,000
Other current assets	1,141,000	657,000
Total current assets	25,707,000	17,420,000
Property and Equipment, at cost
Land	2,050,000	2,050,000
Buildings and improvements	4,740,000	4,696,000
Equipment	7,544,000	6,889,000
	14,334,000	13,635,000
Less accumulated depreciation	8,148,000	7,575,000
Net property and equipment	6,186,000	6,060,000
Other Assets	553,000	433,000
Total assets	$32,446,000	$23,913,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Line of credit	$12,484,000	$6,872,000
Current maturities of long-term obligations	364,000	309,000
Accounts payable	3,900,000	3,198,000
Accrued expenses	3,930,000	3,957,000
Income taxes payable	104,000	58,000
Total current liabilities	20,782,000	14,394,000
Long-Term Obligations, less current maturities	4,788,000	4,776,000
Deferred Income Tax Liabilities	601,000	601,000
Total liabilities	26,171,000	19,771,000
Shareholders’ Equity
Common stock, no par value; authorized 10,000,000 shares; issued and outstanding 4,457,000 and 4,320,000 shares, respectively	15,279,000	14,970,000
Accumulated deficit	(9,060,000)	(10,828,000)
Accumulated Other Comprehensive Income
Foreign Currency Translation Adjustments	56,000	—
Total shareholders’ equity	6,275,000	4,142,000
Total liabilities and shareholders’ equity	$32,446,000	$23,913,000

See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Revenues
Retail	$17,561,000	$16,839,000	$53,993,000	$48,786,000
Recycling	9,035,000	3,407,000	14,282,000	7,685,000
Byproduct	774,000	537,000	1,609,000	1,389,000
Total revenues	27,370,000	20,783,000	69,884,000	57,860,000
Cost of Revenues	18,078,000	14,068,000	46,051,000	40,243,000
Gross profit	9,292,000	6,715,000	23,833,000	17,617,000
Selling, General and Administrative Expenses	7,459,000	6,413,000	20,969,000	17,969,000
Operating income (loss)	1,833,000	302,000	2,864,000	(352,000)
Other Income (Expense)
Other income	31,000	2,000	(14,000)	7,000
Interest expense	(395,000)	(283,000)	(1,017,000)	(773,000)
Income (Loss) before income tax expense	1,469,000	21,000	1,833,000	(1,118,000)
Provision for Income Taxes	65,000	—	65,000	—
Net income (loss)	$1,404,000	$21,000	1,768,000	($1,118,000)

Basic Earnings (Loss) per Common Share	$0.32	$0.00	$0.40	$(0.26)

Diluted Earnings (Loss) per Common Share	$0.31	$0.00	$0.40	$(0.26)

Weighted Average Number of Common Shares Outstanding
Basic	4,409,000	4,341,000	4,368,000	4,332,000
Diluted	4,511,000	4,388,000	4,438,000	4,332,000

See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 29,	September 30,
	2007	2006
Cash Flows from Operating Activities
Net income (loss)	$1,768,000	$(1,118,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	627,000	555,000
Stock-based compensation expense	72,000	114,000
Loss on sale of equipment	—	15,000
Changes in assets and liabilities:
Accounts receivables	(7,338,000)	(878,000)
Inventories	(1,325,000)	(1,413,000)
Other current assets	(484,000)	(272,000)
Other assets	(120,000)	238,000
Accounts payable	702,000	3,245,000
Accrued expenses	(27,000)	(5,000)
Accrued Income Taxes	46,000	—
Net cash provided by (used in) operating activities	$(6,079,000)	$481,000
Cash Flows from Investing Activities
Purchases of property and equipment	$(483,000)	$(383,000)
Proceeds from disposal of equipment	—	2,000
Deposit received for sale of building	—	730,000
Net cash provided by (used in) investing activities	$(483,000)	$349,000
Cash Flows from Financing Activities
Net borrowings under line of credit	$5,612,000	$4,58,000
Stock placement costs	—	(2,000)
Distribution to minority subsidiary owner	—	(25,000)
Proceeds from stock option exercises	237,000	29,000
Payments on long-term obligations	(203,000)	(171,000)
Net cash provided by financing activities	$5,646,000	$289,000
Effect of exchange rate changes in cash and cash equivalents	56,000	—
Increase (decrease) in cash and cash equivalents	$(860,000)	$1,119,000
Cash and Cash Equivalents
Beginning	2,753,000	2,095,000
Ending	$1,893,000	$3,214,000
Supplemental Disclosures of Cash Flow Information
Cash payments (receipts) for:
Interest	$1,017,000	$773,000
Income taxes	$19,000	$9,000
Equipment acquired under capital lease	$189,000	$140,000
Equipment acquired for long-term debt	$81,000	$—

See Notes to Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Financial Statements

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly our financial position, including our subsidiaries, as of September 29, 2007 and the results of operations and cash flows for the three-month and nine-month periods ended September 29, 2007 and September 30, 2006. The three and nine months presented are 13- and 39-week periods, respectively. The results of operations for any interim period are not necessarily indicative of the results for the year. These interim consolidated financial statements should be read in conjunction with our annual consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 30, 2006. Therefore, certain information and footnote disclosures included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted.

2.	Recent Accounting Pronouncements

Effective December 31, 2006, we adopted FASB Interpretation (FIN) No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes”, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB SFAS No. 109 (SFAS 109), “Accounting for Income Taxes”, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure, and transition. We determined that there is no impact on the financial results for the nine months ended September 29, 2007.

At September, 2007, our federal net operating loss carryforwards were approximately $3,156,000. The provision for income taxes for the nine-month period ended September 29, 2007 of $65,000 was for our anticipated tax liability for our Canadian operation. Our 2004 — 2006 federal and state tax returns are open to being examinated

3.	Accrued Expenses
Accrued expenses were as follows:

	September 29,	December 30,
	2007	2006
Compensation and Benefits	$1,507,000	$1,427,000
Warranty Expense	10,000	28,000
Accrued Recycling Incentive Checks	1,110,000	1,110,000
Accrued Rent	417,000	356,000
Accrued Payables	304,000	570,000
Other	582,000	466,000
	$3,930,000	$3,957,000

4.	Basic and Diluted Net Income per Share

Basic per-share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding.  Diluted per-share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless their effect is antidilutive, thereby reducing the loss or increasing the income per common share.

For the three and nine months ended September 29, 2007 all options were dilutive.  For the three months ended September 30, 2006, approximately 161,000 shares of common stock under stock options and warrants have been excluded from the calculation of diluted weighted-average shares as they are anti-dilutive. Since we incurred losses for the nine months ended September 30, 2006, the effect of 264,000 options to purchase common shares for the nine months ended September 30, 2006 are antidilutive, and, therefore, were not included in the computation of per-share amounts.

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

Changes in our warranty liability reserve are as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(Unaudited)	2007	2006	2007	2006
Balance, beginning	$12,000	$28,000	$28,000	$27,000
Standard accrual based on units sold	6,000	15,000	17,000	42,000
Actual costs incurred	(1,000)	(1,000)	(3,000)	(3,000)
Periodic accrual adjustments	(7,000)	(6,000)	(32,000)	(30,000)
Balance, ending	$10,000	$36,000	$10,000	$36,000

Trade receivables:  We carry trade receivables at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions.  We write off trade receivables when we deem them uncollectible.  We record recoveries of trade receivables previously written off when we receive them.  We consider a trade receivable to be past due if any portion of the receivable balance is outstanding for more than 90 days.  We do not charge interest on past due receivable balances.  Our management considers the reserve for doubtful accounts of $152,000 remains adequate to cover any exposure to loss in our September 29, 2007 accounts receivable.

Inventories:  Inventories, consisting principally of appliances, are stated at the lower of cost, first-in, first-out (FIFO), or market.  We provide estimated reserves for the realizability of our appliance inventories, including adjustments to market, based on various factors including the age of such inventory and our management’s assessment of the need for such allowances.  We look at historical inventory agings and margin analysis in determining our reserve estimate.  We believe the reserve of $116,000 as of September 29, 2007 is adequate.

Property and equipment:  We compute depreciation using straight-line and accelerated methods over the following estimated useful lives:

Years
Buildings and improvements	18 - 30
Equipment	3 - 8

We amortize leasehold improvements on a straight-line basis over the shorter of their estimated useful lives or the underlying lease term.

We did not identify any items that were impaired as of September 29, 2007.

Income taxes:  Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  At September 29, 2007, a valuation allowance has been recorded against deferred tax assets principally relating to net operating loss and tax credit carryforwards due to the uncertainty of realizing the related benefits.

We recorded a tax provision of $65,000 in the third quarter of 2007 for the anticipated tax liability of our Canadian subsidiary.  We decreased our valuation allowance for income generated in the third quarter of 2007.

Stock-based compensation:  We regularly grant options to our employees under various plans as described in Note 7 of our Annual Report on Form 10-K for the year ended December 30, 2006.   We recognize compensation cost relating to share-based payment transactions, including grants of employee stock options in our financial statements.  We measure the cost of employee services received in exchange for stock options based on the grant date fair value of the award, and recognize the cost over the period the employee is required to provide services for the award.

As of September 29, 2007, 198,000 stock options were outstanding.  There were no options granted during the three months ended September 29, 2007.  The fair value of option grants is determined at grant date, using a Black-Scholes option pricing model.  The volatility factor used in the Black-Scholes option pricing model is based on historical stock price fluctuations.  The current forfeiture rate is based on a reasonable estimate by management.  Based on these valuations, we recognized compensation expense of $35,000 and $72,000 for the three and nine months ended September 29, 2007 compared to expense of $55,000 and $114,000 (an earnings per share effect of $.01 and $.03 respectively) for the three and nine months ended Spetember 30, 2006, respectively.  The earnings per basic and diluted share effect for stock based compensation is $.02 and .$01  respectively, for the three and nine months ended September 29, 2007 related to the amortization of the vesting of options outstanding as of December 30, 2006 and options granted during the nine months ended September 29, 2007.  We estimate the expense for the remainder of 2007 to be approximately $35,000 based on the value of options outstanding on September 29, 2007 that will vest during the remainder of 2007.  This estimate does not include any expense for options that may be granted and vest during the remainder of 2007.

6.	Line of Credit

On September 21, 2007, we amended our existing line of credit with our lender to increase the line from $12.0 million to $14.0 million.  The interest rate on the line as of September 29, 2007 was prime plus 2.00 percentage points (9.75%).  The amount of borrowings available under the line of credit is based on a formula using receivables and inventories.  The line of credit has a stated maturity date of December 31, 2010, if not renewed, and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time.  The line of credit is secured by substantially all our assets and requires minimum monthly interest payments of $58,000, regardless of the outstanding principal balance.  The lender is also secured by an inventory repurchase agreement with Whirlpool Corporation (Whirlpool) for purchases from Whirlpool only.  The line requires that we meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt we can incur, limits the amount of spending on fixed assets, and limits payments of dividends.  As of September 29, 2007, we were in compliance with all covenants.  At September 29, 2007, we had an excess amount outstanding over our borrowing base of $271,000.  Per our loan agreement, this amount was remitted to the lender on October 1, 2007.

7.	Foreign Currency

Foreign denominated monetary assets and liabilities are translated at the rate of exchange prevailing at the balance sheet date. Revenue and expenses are translated at the average exchange rates prevailing during the year.  Our Canadian office’s functional currency is the Canadian dollar.  Translation adjustments result from translating their financial statements into the reporting currency, the U.S. dollar.  The translation adjustment has not been included in determining net income, but has been reported separately and will be accumulated in a separate component of equity.  The Canadian office has foreign currency transactions denominated in a currency other than the Canadian dollar.  These transactions include receivables and payables that are fixed in terms of the amount of foreign currency that will be received or paid on a future date.  A change in exchange rates between the functional currency and the currency in which the transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction.  That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that has been included in determining the net income of the period.  We recorded a foreign currency translation adjustment of $56,000 for the three and nine months ended September 29, 2007 as a separate component of shareholder’s equity as other comprehensive income.  This results in total comprehensive income of $1,460,000 and $1,824,000 for the three and nine months ended September 29, 2007.  There was no other comprehensive income effect for the same periods in the prior year.

8.	Long-Term Obligations
Long-term obligations consisted of the following:

	September 29,	December 30,
	2007	2006
	(Unaudited)

6.85% mortgage, due in monthly installments of $15,326, including interest, due January 2013, collateralized by land and building	$1,738,000	$1,785,000
Adjustable rate mortgage based on the 30-day LIBOR rate (3.86% as of September 30, 2007) plus 2.70%, adjusted yearly, monthly payments include interest and principal, and are based on a 20-year amortization, due October 2012, collateralized by land and building	2,929,000	3,002,000
Other, primarily capital leases	485,000	298,000
	5,152,000	5,085,000
Less current maturities	364,000	309,000
	$4,788,000	$4,776,000

The future annual maturities of long-term obligations are as follows:

Fiscal year
Remaining 2007	$43,000
2008	311,000
2009	328,000
2010	350,000
2011	329,000
2012 and thereafter	3,791,000
$5,152,000

9.	Commitments and Contingencies

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

The case is scheduled for trial in March of 2008.

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

RESULTS OF OPERATIONS

Total revenues for the three and nine months ended September 29, 2007 were $27,370,000 and $69,884,000, respectively, compared to $20,783,000 and $57,860,000 for the same periods in the prior year,  increases of 32% and 21% respectively for the three and nine months ended  September 29, 2007.

Retail revenues accounted for approximately 64% of revenues in the third quarter of 2007.  Retail revenues for the three and nine months ended September 29, 2007 were $17,561,000 and $53,993,000 compared to $16,839,000 and $48,786,000 for the same periods in 2006, increases of 4% and 11% respectively.  Same-store retail sales decreased approximately $240,000 or 1.5% (a sales comparison of thirteen stores that were open the entire third quarters of both 2007 and 2006).  The decrease in same-store sales was due primarily to a reduced number of full kitchen packages sold and a slowdown in new home construction.  The overall increase in third-quarter retail revenues was due primarily to the opening of two additional locations in our Atlanta, Georgia market.  One opened in September of 2006, one in December of 2006. This accounted for $1,372,000 in additional revenues in the third quarter of 2007 and $2,076,000 year to date in 2007.

Our retail outlets carry a wide range of new in-the-box and special-buy appliances, which include manufacturer closeouts, factory overruns, floor samples, returned or exchanged items, open carton items, and scratch and dent appliances.  All of these appliances are new, not used.  Some are in the carton while others are out of the carton.

We continue to purchase both new in-the-box and special-buy appliances primarily from Whirlpool Corporation (Whirlpool), GE Corporation (GE) and Frigidaire.  We have no minimum purchase requirements with any of these manufacturers.  We believe purchases from these three manufacturers will provide an adequate supply of high-quality appliances for our retail outlets; however, there is a risk that one or more of these sources could be curtailed or lost.

Currently, we operate fifteen retail stores.  In October, 2007 we announced the opening of a fourth retail location in the Columbus, Ohio market.  We also announced the closing of a small retail outlet in the Los Angeles market.  This location, which did not reflect the company’s model in terms of size and sales volume, was closed in order to focus on recycling activity at our California center.  We expect retail revenues to remain relatively unchanged for the remaining quarter of 2007.

Recycling revenues for the three and nine months ended September 29, 2007 increased to $9,035,000 and $14,282,000 from $3,407,000 and $7,685,000 for the same periods in 2006, increases of 165% and 86%, respectively.  The increase in recycling revenues is primarily due to an increase in recycling activity associated with one of our West Coast customers and our customer located in Canada.  During the first three quarters of 2007, we managed appliance recycling operations under ten contracts with electric utility companies compared to seven in 2006.  These include six companies on the West Coast, two in the Midwest, one in the South, and one in Canada.  Two of our contracts with utility customers on the West Coast run from 2006-2008. Our contract with our Canadian utility customer runs through December, 2010. Our contract with one of the utility customers in the Midwest runs from 2006 to 2007.  The remaining contracts are for 2007 only; the likelihood that these contracts will be renewed can not be predicted as of the end of the third quarter of 2007.

We are responsible for advertising the recycling program on behalf of one of the utility customers on the West Coast.  Each of the other nine utility customers is responsible for its own advertising.

Byproduct revenues for the three and nine months ended September 29, 2007 increased to $774,000 and $1,609,000 from $537,000 and $1,389,000 for the same periods of 2006.  The increases were due primarily to an increase in scrap metal volume and prices in California, Minnesota, and Canada.

We expect recycling and byproduct revenue to remain consistent with the third quarter of 2007 for the remainder of the year.  Beyond that, factors including the potential renewal of our recycling contracts, and the demand for appliance recycling contracts can not be predicted and therefore make projecting these revenues difficult.

Gross profit as a percentage of total revenues for the three and nine months ended September 29, 2007 increased to 34% from 32% and to 34% from 31%, respectively, for the same periods in 2006.  The increases were primarily due to:

1.	Increases in early payment discounts of approximately $678,000 from the prior year.
2.	Increases in volume rebates of approximately $55,000 for the third quarter and $750,000 for the year, granted by our vendors based on our purchasing.
3.

An increase in profit margin on unboxed product resulting from opportunity buys created by the merger of two of our vendors and a reduction in freight costs associated with the purchase of unboxed product of approximately $50,000 for the third quarter and $216,000 year to date.

4.	Labor efficiencies resulting from increases in volumes of unboxed product.
5.	The increase in recycling revenues which deliver a slightly better profit margin.

Including some contemplated continuation of the items set out in points 1 — 5 above, we expect gross margins for the remainder of the year to be approximately 31%-33% based on currently planned levels of recycling volume and retail product purchases, as well as estimated pricing adjustments that may be needed to reflect conditions in the overall appliance retail market.

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

Selling, general, and administrative expenses for the three and nine months ended September 29, 2007 increased by $1,046,000 or 16% and $3,000,000 or 17%, respectively, from the same periods in 2006.  As a percentage of total revenues, selling, general and administrative expenses decreased to 27% for the third quarter of 2007 compared to 31% for the third quarter of 2006 and decreased to 30% for the first nine months of 2007 compared to 31% for the same period last year.  Selling expenses for the three and nine months ended September 29, 2007 increased by $220,000 or 4% and $1,970,000 or 16%, respectively, from the same periods in 2006.  The increase in selling expenses was due primarily to:

1.	An increase in net advertising expense of approximately $6,000 in the third quarter of 2007 and $570,000 year-to-date; and
2.	The expense of approximately $243,000 for operating two additional outlets in the Georgia market in the third quarter of 2007, and $1,392,000 year-to-date.

General and administrative expenses for the three and nine months ended September 29, 2007 increased by $826,000 or 43% and $1,030,000 or 18%, respectively, from the same periods in 2006.  The increase in general and administrative expense was due primarily to additional personnel costs associated with operating additional retail stores and recycling contracts and legal costs associated with the legal proceedings discussed in Part II, Item 1, Legal Proceedings.

We expect selling, general and administrative expenses as a percentage of total revenue to be 28%-30% for the remainder of 2007.

Interest expense increased to $395,000 for the three months and $1,017,000 for the nine months ended September 29, 2007 compared to $283,000 and $773,000 for the same periods in 2006.  The increase was due primarily to an increase in the outstanding amount on the line of credit and an increase in the interest rate on the mortgage on the St. Louis Park, Minnesota facility.

We had net operating loss carryovers and credit carryforwards of approximately $3,156,000 at September 29, 2007, which may be available to reduce taxable income and therefore income taxes payable in future years.  The availability of loss carryforwards has been reduced by the provisions of Internal Revenue Code Section 382 which relate to a change in control.  Future changes in ownership could reduce the ability to use the carryovers and carryforwards.

At September 29, 2007, we had recorded cumulative valuation allowances of approximately $2,008,000 against our net deferred tax assets due to the uncertainty of their realization.  The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to become available to reduce taxable income.

We recorded net income of $1,404,000 or $0.31 per diluted share for the third quarter ended September 29, 2007 compared to $21,000 or $0.00 per diluted share for the same period of 2006.  We recorded net income of $1,768,000 or $0.40 per diluted share for the nine months ended September 29, 2007 compared to net loss of $1,118,000 or $0.26 (rounded) per basic and diluted share for the same period in 2006.  The increase in third quarter and year to date net income was primarily due to an increase in recycling revenue.

LIQUIDITY AND CAPITAL RESOURCES

At September 29, 2007, we had working capital of $4,925,000 compared to $3,026,000 at December 30, 2006.  Cash and cash equivalents decreased to $1,893,000 at September 29, 2007 from $2,753,000 at December 30, 2006.  Net cash used in operating activities was $6,079,000 for the nine months ended September 29, 2007 compared to net cash provided by operating activities of $481,000 in the same period of 2006.  The cash used in operating activities was primarily due to an increase in accounts receivable and inventory offset by an increase in accounts payable and the net income.  In October of 2007 we received approximately $2,500,000 in payment on receivables outstanding on September 29, 2007.

Our capital expenditures for the nine months ended September 29, 2007 and September 30, 2006 were approximately $483,000 and $383,000, respectively.  The 2007 capital expenditures were related primarily to continued development of our enterprise-wide software, building improvements, and upgraded computer and phone equipment to handle increased recycling business.  The 2006 capital expenditures were related primarily to software development and building improvements for our two new ApplianceSmart stores in the Atlanta, Georgia market.  In the third quarter of 2006, we received cash of $720,000 as a deposit on the then-pending sale (cancelled) of our St. Louis Park, Minnesota building and $10,000 as a fee for extending the closing date.

Net cash provided by financing activities was $5,646,000 for the nine months ended September 29, 2007 compared to $289,000 in the same period in 2006.  The cash provided by financing was primarily due to borrowing under the line of credit and proceeds from the exercise of stock options, offset by payments on long-term obligations during the nine months ended September 29, 2007.

At September 29, 2007, we had a $14.0 million line of credit with a lender.  The interest rate on the line as of September 29, 2007 was prime plus 2.00 percentage points (9.75%).  The amount of borrowings available under the line of credit is based on a formula using receivables and inventories.  The line of credit has a stated maturity date of December 31, 2010, if not renewed, and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time.  The line of credit is secured by substantially all our assets and requires minimum monthly interest payments of $58,000, regardless of the outstanding principal balance.  The lender is also secured by an inventory repurchase agreement with Whirlpool Corporation (Whirlpool) for purchases from Whirlpool only.  The line requires that we meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt we can incur, limits the amount of spending on fixed assets, and limits payments of dividends.  As of September 29, 2007, we were in compliance with all covenants.  At September 29, 2007, we had an excess amount outstanding over our borrowing base of $271,000.  Per our loan agreement, this amount was remitted to the lender on October 1, 2007.

A summary of our contractual cash obligations at September 29, 2007 is as follows:

	Cash Payments Due by Period
Contractual Cash Obligations	Total	Remainder of 2007	2008	2009	2010	2011	2012 and Thereafter
Long-term debt, including interest	$6,915,000	$175,000	$670,000	$663,000	$661,000	$614,000	$4,132,000
Operating leases	$12,414,000	$817,000	$2,666,000	$1,833,000	$1,401,000	$1,169,000	$4,528,000
Total contractual cash obligations	$19,329,000	$992,000	$3,336,000	$2,496,000	$2,062,000	$1,783,000	$8,660,000

We also have a commercial commitment as described below:

Other Commercial Commitment	Total Amount Committed	Outstanding at 9/29/07	Date of Expiration
Line of credit	$14,000,000	$12,484,000	December 31, 2010

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

FORWARD-LOOKING STATEMENTS

Statements contained in this quarterly report regarding our future operations, performance and results, and anticipated liquidity discussed herein are forward-looking and therefore are subject to certain risks and uncertainties, including, but not limited to, those discussed herein.  Any forward-looking information regarding our operations will be affected primarily by our continued ability to purchase product from Whirlpool, GE and Frigidaire at acceptable prices and the ability and timing of the utility companies to deliver units under recycling contracts with us.  In addition, any forward-looking information will also be affected by the ability of individual retail stores to meet planned revenue levels, the rate of sustainable growth in the number of retail stores, the speed at which individual retail stores reach profitability, costs and expenses being realized at higher than expected levels, our ability to secure an adequate supply of special-buy appliances for resale and the continued availability of our current line of credit.

PART I: ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MARKET RISK AND IMPACT OF INFLATION

We do not believe there is any significant risk related to interest rate fluctuations on our long-term fixed rate debt.  However, there are interest rate risks on our $14.0 million line of credit, since the interest rate floats with prime, and on approximately $3,000,000 in long-term debt entered into in September 2002, since the interest rate is based on the 30-day LIBOR rate. Based on average floating rate borrowings of approximately $15,400,000, a one-percentage point change in the applicable rate would have caused our interest expense to change by approximately $115,000 for a nine-month period.  Our new recycling contract with a Canadian utility provides for payment in Canadian dollars.  Accordingly, we are exposed to foreign currency exchange rate risk on sales of recycling services to this utility.  We have recorded a foreign currency exchange gain of $56,000 on our balance sheet as a component of shareholder’s equity.  Also, we believe that inflation has not had a material impact on the results of operations for the third quarter ended September 29, 2007.  However, there can be no assurance that future inflation will not have an adverse impact on our operating results and financial conditions.

PART I: ITEM 4	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Controller (principal accounting officer), as appropriate, to allow timely decisions regarding required disclosures.

We also maintain a system of internal accounting controls designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our policies and procedures are followed.  There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 29, 2007, or thereafter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management, under the supervision and with the participation of our CEO and Principal Accounting Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report and have concluded that these controls and procedures were effective as of September 29, 2007.

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

The case is scheduled for trial in March 2008.

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

ITEM 5-                 OTHER INFORMATION - None

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

Appliance Recycling Centers of America, Inc.
Registrant

Date: November 13, 2007	/s/Edward R. Cameron
Edward R. Cameron
President and Chief Executive Officer

Date: November 13, 2007	/s/Patrick J. Winters
Patrick J. Winters
Controller (principal accounting officer)