Form 10-K
period 2007-12-29
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2008-03-28
CIK 862861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 29, 2007

or

☐ Transition Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

Commission File No. 0-19621

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1454591
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7400 Excelsior Boulevard, Minneapolis, Minnesota	55426-4517
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  952-930-9000

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, without par value	NASDAQ Capital Market
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:  None

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

☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes  ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of $4.20 per share, as of June 30, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter) was $18,390,863.

As of March 14, 2008, there were outstanding 4,509,277 shares of the registrant’s Common Stock, without par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders to be held on May 15, 2008 are incorporated by reference into Part III hereof.

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

We were incorporated in Minnesota in 1983, although through our predecessors we began our appliance retail and recycling business in 1976.  Our principal office is located at 7400 Excelsior Boulevard, Minneapolis, Minnesota 55426-4517.  References herein to our company include our operating subsidiaries.  (See Exhibit 21.1.)

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

3.     CFCs (chlorofluorocarbons), and hydrochlorofluorocarbons (HCFCs),which cause long-term damage to the earth’s ozone layer and may contribute to global climate change.Refrigeration appliances commonly contain CFC or HCFC refrigerants.

4.     Other materials, such as oil and sulfur dioxide, that are harmful when released into the environment.

The federal government requires the recovery of CFC and HCFC refrigerants upon appliance disposal and also regulates the management of hazardous materials found in appliances.  Most state and local governments have also enacted laws affecting how their residents dispose of unwanted appliances.  For example, some areas restrict landfills and scrap metal processors from accepting appliances unless the units have been processed to remove environmentally harmful materials.  As a result, old appliances usually cannot be discarded directly through ordinary solid waste systems.

In addition to these solid waste management and environmental issues, energy conservation is another motivating factor in appliance disposal.  Refrigerators manufactured in the 1960s and early 1970s use up to 1,750 kilowatt-hours of electricity each year.  By 2001, federal standards enacted over the years lowered the average annual energy use per new unit to less than 500 kilowatt-hours.

Many electric utility companies sponsor programs to encourage their residential customers to retire working,  energy inefficient appliances.  Utility companies often provide assistance and incentives for consumers to replace their old, inefficient appliances with newer, more efficient models.  They also promote the removal of surplus appliances to customers who operate more than one refrigerator, freezer or room air conditioner.  Additional appliances contribute significantly to residential energy use and peak demand.

The Federal Energy Policy Act of 1992 gave each state the option to deregulate its electric utility industry.  Because electric utilities were uncertain about the effect that potential deregulation would have on their business, many scaled back their energy conservation efforts in the mid-1990s.  We believe that energy efficiency programs will remain a long-term component of the electric utility industry, and we have seen a resurgence of interest in utility-sponsored appliance recycling programs in the past few years.

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

Appliance Recycling for Utilities

In 1989, we added a new customer group when we opened an appliance processing and recycling center in Milwaukee, Wisconsin, to serve a major electric utility company.  The concept of permanently removing operating, energy-inefficient appliances from use through a utility-sponsored energy efficiency program proved successful, and we began to focus our resources on expanding our business with electric utilities.  From 1989 to 1994, we opened nine centers that served primarily seventeen utility companies.

The potential of industry deregulation negatively affected our business with electric utilities in the middle to late 1990s.  Utilities decreased their participation in energy efficiency programs, such as the one we offered, because of uncertainties about how potential deregulation would affect them.

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

3.     A contract for recycling the old, inefficient but working refrigerators and freezers of customers served by the Sacramento Municipal Utility District (SMUD).  The initial term of the contract was from June 2006 through December 2006, and was subsequently extended through June 2007.  We were responsible for advertising this program.

In April of 2007, we announced the expansion of our contract with the Southern California Public Power Authority to include the Los Angeles Department of Water and Power for which sponsored a program to replace and recycle 50,000 old, inefficient refrigerators owned by low income residents in the city.  The contract is for 12 months.

Since 2004, electric utilities in of the U.S. have also awarded us contracts:

1.     In December 2004, we reached an agreement with Wisconsin Public Power Inc. (WPPI) to provide appliance recycling services through December 2005.  The contract was initially extended through 2006 and has been extended again through December 2007.  WPPI is a regional power company owned by 40 municipalities that operate electric utilities.  They supply power to 154,000 homes and businesses throughout Wisconsin.  WPPI is responsible for advertising this program.

2.     Also in December 2004, we entered into an agreement with Austin Energy in Texas to manage appliance recycling operations in their service territory during 2005.  The contract was initially extended through 2006 and has been extended again until December 2008.  The City of Austin has granted Austin Energy the option to renew the program annually through 2008.  In 2008, a refrigerator recycling program was also started with this utility.  Austin Energy is the nation’s tenth largest community-owned electric utility, serving 360,000 customers within the City of Austin and surrounding counties.  To support this program, we opened an appliance recycling facility in Austin.  Austin Energy is responsible for advertising this program.

3.     In March 2006, we entered into an agreement with Wisconsin Energy Conservation Corporation (WECC) to provide appliance recycling services through June 2008.  WECC administers and implements the residential components of the State of Wisconsin’s Focus on Energy, a public-private partnership offering energy information and services to customers throughout the state.  We are currently working with WECC to renew this contract.

4.     In June of 2007, we announced a contract with the Ontario Power Authority in Ontario, Canada to recycle refrigerators, freezers, and room air conditioners.  This contract runs through the end of 2010.

We have seen a renewed interest from utilities in appliance recycling energy-efficiency programs. We will continue to aggressively pursue that segment of customers in 2008 and  we expect that we will propose on various new public utility appliance recycling programs. However, we still have a limited ability to project revenues from utility programs in 2008.

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

In the late 1990s, we began to design reverse logistics programs for major appliance manufacturers.  In 1997, we began providing reverse logistics services for Whirlpool Corporation, the world’s leading manufacturer of major household appliances.  That pilot program led to a 1998 contract that allowed us to purchase special-buy appliances from Whirlpool’s distribution centers in the Midwest and some western states.

We began selling these special-buy appliances in our network of ApplianceSmart factory outlets.  With an increased supply of product, we started to focus on opening larger stores to offer consumers a wider product selection.  We also began to close our smaller stores and decided not to expand our used appliance business.

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

In addition to our reverse logistics contracts, we are also an authorized dealer of new product for Whirlpool, Frigidaire, GE and Danby.

Although there are no guarantees on the number of units that any of the manufacturers will sell us, we believe that purchases from these four manufacturers will provide an adequate supply of high-quality appliances for our ApplianceSmart outlets.

During the second quarter of 2003, we became a majority (60%) owner in North America Appliance Company, LLC (NAACO).  NAACO was formed and commenced operations in June 2003 and is a retailer of special-buy appliances in Texas.  Because NAACO has a net shareholders’ deficit, no minority interest has been recognized on our consolidated balance sheet, and 100% of NAACO’s operations are included in our consolidated financial statements for the years of  2007 and 2006.

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

In 2006 we established ARCA Canada Incorporated as a wholly owned subsidiary.  ARCA Canada’s results are included in our consolidated financial statements.

Growth Strategy

Larger factory outlet facilities offer consumers a wider selection of appliances than smaller stores do and are more efficient for us to operate.  For these reasons, we intend to continue to focus our retail sales operations on larger facilities.  We would consider opening new stores primarily in markets in which we currently have operations, for additional operational and marketing efficiencies of scale.  However, we will study other major consumer markets throughout the United States with the possibility of expanding our retail stores to new markets. We evaluate demographic, economic and financial information when considering a new store location as well as the facility and proposed lease terms.

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

Retailers of New Appliances:  We began our business by offering services to Sears and other retailers of new appliances.  When a consumer purchased a new appliance, we collected the replaced appliance from the customer’s home or the retailer’s facility.  These appliances were our source of supply for our used appliance business, which we have since discontinued.

We continue to work with new-appliance retailers to manage units that customers have returned and other appliances that the retailer cannot sell as new in-the-carton product.  We expect to continue to investigate this potential revenue stream further for opportunities.

Appliance Manufacturers:  We now work with appliance manufacturers, including Whirlpool, Frigidaire, GE and Danby to acquire the product we sell at our ApplianceSmart retail stores.  We purchase special-buy appliances, such as discontinued models and factory overruns, and sell the product at a significant discount to full retail prices. In addition, our participation in a national buying cooperative enables us to purchase new in-the-carton appliances to fill out our mix of product.

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

Currently, we have contracts for 2008 with the following utilities to handle recycling operations in their service territories:

1.     Southern California Edison

2.     San Diego Gas & Electric

3.     Wisconsin Public Power

4.     Austin Energy

5.     Wisconsin Energy Conservation Corporation

6.     Southern California Public Power Authority

7.     Ontario Power Authority

8.     Several other municipal utilities

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

Although the potential of industry deregulation negatively affected our business with electric utilities in the middle to late 1990s, we are seeing renewed interest in appliance recycling energy-efficiency programs.  We enter 2008 serving seven major utility programs and several smaller ones.  We are aggressively pursuing additional utility customers, but still have a limited ability to project revenues from utility programs in 2008.

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

Revenues:	2007	2006
Retail	72.4%	84.2%
Recycling	25.0%	13.3%
Byproduct	2.6%	2.5%
	100.0%	100.0%

During fiscal 2007, we operated two reportable segments: Retail and Recycling.  The retail segment is comprised of sales generated through our ApplianceSmart factory outlet stores.  Our Recycling segment includes all fees charged for collecting, recycling, and installing appliances for utilities and other customers and includes byproduct revenue which is primarily generated through the recycling of appliances.  Financial information about our segments is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 9 to the Consolidated Financial Statements.

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

In 2004, the EPA awarded us, along with Southern California Edison, the Stratospheric Ozone Protection Award for the environmentally responsible manner in which we collect and dispose of appliances.

In 2007 we became a founding reporter of The Climate Registry, an organization that provides information regarding the measurement and reporting of green house gas emissions to various governmental and private agencies and businesses.

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

Employees

At March 1, 2008 we had 411 full-time employees, distributed approximately as follows:

1.     29% of our employees provide appliance collection, transportation and processing services at our recycling centers.

2.     37% work in retail sales.

3.     34% are in administration and management.

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

Our primary growth strategy is to open new retail stores.  We evaluate demographic, economic and financial information in considering a new store location.  We look primarily in markets where we currently have operations, for additional operational and marketing efficiencies of scale.  New stores take time to become profitable; we cannot assure you that any individual current or future store will attain or maintain projected profitability.  We earned net income of $2,539,000 or $0.58 and $0.57 per basic and diluted share respectively for fiscal year 2007 and a net loss of $1,409,000 or $0.33 per share for fiscal year 2006.  We have seen significant improvement in our retail segment as our stores become established.  As illustrated in Note 9 to the financial statements, operating income from the retail segment was $2,320,000 in 2007 compared to a loss of $3,000,000 in 2006. Our full financial information is set out in the financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Most of our revenues are derived from retail sales.  We expect this dependence on retail sales to continue in the future.

Most of our revenues are derived from retail sales of appliances from our ApplianceSmart retail stores. We currently operate fifteen ApplianceSmart stores.  Retail revenues have lower profit margins than recycling revenues.  While we believe that our future economic results will be heavily dependent on our retail stores, we have seen a renewed interest in recycling programs.  In fiscal 2006 and 2007, approximately 84% and 72%, respectively, of our revenues were from retail sales.

We currently purchase product for resale from a limited number of suppliers.

We purchase inventory for resale from three main suppliers.  While we believe that our relationship with our vendors is strong, the loss of one of these suppliers could have a negative impact on the amount and mix of product that we would be able to offer for resale, which could adversely affect our net revenues and profitablility.

Our revenues from recycling contracts increased in 2007, but future revenues from this source are very difficult to project.

In the past, our business was dependent largely upon our ability to obtain new contracts and continue existing contracts for appliance recycling services with utility companies.  Contracts with these entities generally have initial terms of one to four years, with renewal options and early termination clauses.  The recycling and byproducts portion of our business diminished from approximately 50% of total revenues in fiscal 2001 to 15.8% of total revenues in fiscal 2006, but rebounded to 27.6% in 2007. This is partially due to increased awareness of environmental and energy conservation issues.  However, we are still dependent on certain customers for a large portion of our revenues.  Generally, recycling revenues have a higher gross profit than retail revenues.

Our three major utility customers, Southern California Edison Company (Edison), the Ontario Power Authority, and the Southern California Public Power Authority, accounted for approximately 21% of revenues for 2007.  In 2006, our major customer, Edison, accounted for approximately 11% of our revenues.  The loss or material reduction of business from any of these major customers could adversely affect our net revenues and profitability.

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

Our total capital requirements will depend, among the other things discussed in this annual report, on the number of recycling centers and the number and size of retail stores operating during 2008.  Currently, we have fifteen retail stores and four recycling centers in operation.  If our revenues are lower than anticipated or our expenses are higher than anticipated or our current line of credit cannot be maintained, we will require additional capital to finance our operations.  Even if we are able to maintain our current line of credit, we may need additional equity or other capital in the future.  Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (including the issuance of preferred stock) or other securities.  We cannot assure you that any additional sources of financing or new capital will be available to us, or available on acceptable terms, or permitted by the terms of our current debt.  In addition, if we sell additional equity to raise funds, all outstanding shares of Common Stock will be diluted.

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

Many factors, including existing and proposed governmental regulation, may affect competition in the recycling side of our business.  We generally compete with two or three companies based in the geographic area to be served, and they generally offer some of the services we provide.  We expect our primary competition for contracts with existing or new customers to come from entrepreneurs entering the appliance recycling business, energy management consultants, current recycling companies, major waste hauling companies, scrap metal processors and used appliance dealers.  In addition, some of our customers, such as utility companies, may operate appliance recycling programs internally rather than contracting with us or other third parties.  We cannot assure you that we will be able to compete profitably in any of our chosen markets.

Changes in governmental regulations relating to our recycling business could increase our costs of operations and adversely affect our business.

Our appliance recycling centers are subject to various federal, state and local laws, regulations and licensing requirements related to the collection, processing and recycling of household appliances.  These requirements may vary by market location and include, for example, laws concerning the management of hazardous materials and the 1990 Amendments to the Clean Air Act, which require us to recapture CFC refrigerants from appliances to prevent their release into the atmosphere.

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

We have an $18.0 million line of credit, based on the loan amendment dated February 5, 2008, with a stated maturity date of December 31, 2010.  The line of credit also provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time.  We have pledged substantially all our assets to secure payments under the line.  The line requires that we meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt we can incur, limits the amount of spending on fixed assets, and limits payments of dividends.  At March 13, 2008, borrowings of $8,892,000 were outstanding under the line of credit, and we had unused borrowing capacity of $2,890,000

We may not be able to operate successfully if we lose key personnel, are unable to hire qualified personnel, or experience turnover of our management team.

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

We have initiated litigation surrounding intellectual property issues and have successfully avoided  a claim of infringement in a second law suit.

In December 2004, we filed suit in the U.S. District Court for the Central District of California alleging that JACO Environmental, Inc. and one of our former consultants fraudulently obtained a patent (U.S. Patent No. 6,732,416) in May 2004 covering appliance recycling methods and systems originally developed by us beginning in 1987 and used in serving more than forty-five electric utility appliance recycling programs since that time.  We are seeking a permanent injunction barring JACO from using the patent to market JACO’s recycling services, due to our belief that the patent is invalid and unenforceable.  In addition, we are seeking a finding by the Court that the patent obtained by JACO is unenforceable due to inequitable conduct before the United States Patent Office.  We are also asking the court for unspecified damages related to charges that JACO, in using the patent to promote its services, has engaged in unfair competition and false and misleading advertising under federal and California statutes.

Early in the litigation the JACO defendants offered to resolve one issue in the case by promising never to assert the patent against ARCA or any of its customers for recycling services. Moreover, the defendants in the JACO litigation have not made a counterclaim against us. Accordingly, there is no risk of an adverse ruling in this litigation that would negatively impact our recycling operations.

On October 24, 2006, JACO and SEG Umwelt-Service/Basis of Mettlach, Germany (SEG) filed a patent infringement lawsuit in Federal Court in San Francisco against us.  The suit claimed that we have been using refrigerator recycling systems and processes covered by two U.S. patents issued to SEG and exclusively licensed to JACO.  JACO and SEG sought an undisclosed amount in damages, in addition to an injunction barring us from continuing to use and market the systems and processes upon which we allegedly infringed. This suit has been subsequently dismissed following a transfer of the case to Los Angeles upon the motion of ARCA.

Risks Related to Our Common Stock

If an active trading market for our Common Stock does not develop, the value and liquidity of your investment in our Common Stock could be adversely affected.

The trading volumes in our Common Stock on the Nasdaq Capital Market are highly variable.  At any given time, there may be only a limited market for any shares of Common Stock that you purchase.  Sales of substantial amounts of Common Stock into the public market at the same time could adversely affect the market price of our Common Stock.

Our principal shareholders own a large percentage of our voting stock, which will allow them to control substantially all matters requiring shareholder approval.

Currently, Edward R. (Jack) Cameron, Chairman and CEO, owns approximately 7.2% of our outstanding shares of Common Stock.  Our officers and directors together hold approximately 8.1%, including any options or warrants they may hold.  One of our principal lenders, Medallion Capital, Inc., owns approximately 11% of our outstanding shares.  Medallion also has a non-voting right to attend and participate in all meetings of our Board of Directors.  Perkins Capital Management, Inc. beneficially owns approximately 14% of our outstanding shares. Because of such ownership, our management and principal shareholders may be able to significantly affect our corporate decisions, including the election of the Board of Directors.

ITEM 1B.               UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                 PROPERTIES

Our executive offices are located in Minneapolis, Minnesota, in a company-owned facility that includes approximately 11 acres of land.  The building contains approximately 122,000 square feet, consisting of 27,000 square feet of office space, 71,000 square feet of operations and processing space, and 24,000 square feet of retail space as identified below (under “Minneapolis, MN, 1998”).  In March 2006, we entered into a purchase agreement for the sale of this property. This purchase agreement was cancelled in December 2006.  We also own and use a building in Compton, California, with 11,000 square feet of office space and 35,000 square feet of warehouse and processing space.

We currently operate fifteen retail stores in the following locations:

		Retail Space
Market	Opening Date	Size (Sq. Ft.)
Minneapolis, MN	Jan. 1998	24,000
	Jan. 2001	24,000
	Oct. 2001	49,000
	Feb. 2003	33,000
	Dec. 2004	30,000	(Also has 29,000 sq. ft. of warehouse space.)
Columbus, OH	Jun. 1997	20,000
	May 2001	32,000
	Mar. 2002	30,000
	Dec. 2007	30,000
Atlanta, GA	Dec. 2003	30,000
	Nov. 2004	30,000	(Also has 58,000 sq. ft. of production/warehouse space.)
	Oct. 2006	27,000
	Dec. 2006	46,000
San Antonio, TX	Oct. 2004	36,000
	Oct. 2005	37,000

We own the facility in which the store that opened in 1998 in Minneapolis is located.  We also operate a processing and recycling center in this facility.  All our other retail stores are located in leased facilities; we generally attempt to negotiate lease terms of five to ten years for our retail stores.

In March of 2008 we signed a lease for an additional retail outlet store in the Minneapolis, MN market.

We operate four processing and recycling centers.  One is in the facilities that we own in Minneapolis.  The other three are in leased facilities in Los Angeles, California,  Oakville, Ontario, and Austin, Texas.  Our recycling centers typically range in size from 25,000 to 40,000 square feet.

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

The case is scheduled for trial in November of 2008.

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

PART II

ITEM 5.                 MARKET FOR OUR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our Common Stock, which trades under the symbol “ARCI,” began trading on the Nasdaq Capital Market on February 22, 2006.  Before that time, the Common Stock was traded on the OTC Bulletin Board from September 8, 1998 to February 21, 2006.  The following table sets forth, for the periods indicated, the high and low prices for our Common Stock, as reported by the Nasdaq Capital Market and the OTC Bulletin Board.  These quotations reflect the daily close prices.

		High	Low
2007
	First Quarter	$2.76	$2.10
	Second Quarter	5.55	2.20
	Third Quarter	9.40	4.05
	Fourth Quarter	11.00	6.29
2006
	First Quarter	6.50	4.25
	Second Quarter	6.50	2.66
	Third Quarter	3.60	1.85
	Fourth Quarter	2.20	1.85

On March 14, 2008, the last reported sale price of the Common Stock on the Nasdaq Capital Market was $6.11 per share.  As of March 14, 2008, there were approximately 750 beneficial holders of our Common Stock.

We have not paid dividends on our Common Stock and do not presently plan to pay dividends on our Common Stock for the foreseeable future.  Our line of credit prohibits our ability to pay dividends.

Information concerning securities authorized for issuance under equity compensation plans is included in Part III, Item 12 of this report.

ITEM 6.                 SELECTED FINANCIAL DATA

The selected financial information set forth below has been derived from our consolidated financial statements and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Fiscal Years of 2007 and 2006” and “Item 8. Financial Statements and Supplementary Data.”

Fiscal Years Ended	2007	2006	2005	2004	2003
(In thousands, except per-share data)
Statement of Operations
Total revenues	$100,765	$77,790	$74,893	$52,830	$43,609
Gross profit	$32,769	$23,745	$22,487	$15,543	$11,879
Operating income (loss)	$4,206	$(1,111)	$(150)	$(1,103)	$(1,776)
Net income (loss)	$2,539	$(1,409)	$(933)	$(1,314)	$(1,541)
Basic income (loss) per common share	$0.58	$(0.33)	$(0.22)	$(0.48)	$(0.66)
Diluted income (loss) per common share	$0.57	$(0.33)	$(0.22)	$(0.48)	$(0.66)
Basic weighted average number of common shares outstanding	4,400	4,335	4,261	2,722	2,343
Diluted weighted average number of common shares outstanding	4,475	4,335	4,261	2,722	2,343

Balance Sheet
Working capital	$5,126	$3,026	$3,879	$4,600	$3,446
Total assets	$35,532	$23,913	$24,491	$24,340	$20,833
Long-term liabilities	$5,215	$5,377	$5,216	$5,521	$5,658
Shareholders’ equity	$7,262	$4,142	$5,421	$6,063	$4,209

QUARTERLY FINANCIAL DATA

The following table sets forth certain unaudited quarterly financial data for the eight quarters ended December 29, 2007. In our opinion, the unaudited information set forth below has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth herein. The operating results for any quarter are not indicative of results for any future period. All data is in thousands except per-common share data.

Fiscal 2007

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenues	$19,932	$22,582	$27,370	$30,881
Gross profit	$6,566	$7,975	$9,292	$8,936
Net income (loss)	$(472)	$836	$1,404	$771
Basic earnings (loss) per common share	$(0.11)	$0.19	$0.32	$0.17
Diluted earnings (loss) per common share	$(0.11)	$0.19	$0.31	$0.17

Basic weighted average number of common shares outstanding	4,341	4,353	4,409	4,495
Diluted weighted average number of common shares outstanding	4,341	4,426	4,511	4,582

Fiscal 2006

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenues	$17,916	$19,161	$20,783	$19,930
Gross profit	$5,224	$5,678	$6,715	$5,858
Net income (loss)	$(678)	$(461)	$21	$(291)
Basic earnings (loss) per common share	$(0.16)	$(0.11)	$0.01	$(0.07)
Diluted earnings (loss) per common share	$(0.16)	$(0.11)	$0.01	$(0.07)

Basic weighted average number of common shares outstanding	4,322	4,334	4,341	4,341
Diluted weighted average number of common shares outstanding	4,322	4,334	4,388	4,341

ITEM 7.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our 2007 fiscal year (2007) ended December 29, 2007, and our 2006 fiscal year (2006) ended December 30, 2006. The fiscal years of 2007 and 2006 contain 52 weeks.

We generate revenues from three sources: retail, recycling and byproduct. Retail revenues are sales of appliances, warranty and service revenue and delivery fees. Recycling revenues are fees we charge for the disposal of appliances. Byproduct revenues are sales of scrap metal and reclaimed chlorofluorocarbons (CFCs) generated from processed appliances.

In 2007 we closed our retail location in Los Angeles and opened a fourth retail store in the Columbus, OH market. We currently operate 15 retail stores. Retail revenues accounted for approximately 72% of total revenues in 2007.

We are actively pursuing opportunities to support energy-efficiency programs run by electric utility companies. During 2007, we handled appliance recycling programs for and in the service territories of Southern California Edison (Edison), San Diego Gas & Electric (SDG&E), Austin Energy in Austin, Texas, Wisconsin Public Power, Wisconsin Energy Conservation Corporation, the Ontario Power Authority, and the Southern California Public Power Authority.

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

Stock-based compensation: We adopted FASB Statement No. 123 (revised 2004), Share Based Payment, in fiscal 2006. Currently, we use the Black-Scholes option pricing model to determine stock-based compensation costs. This pricing model requires management to estimate if and when options granted will be exercised. In determining this estimate, we review historical performance of our stock and stock option exercises.

Recently Issued Accounting Pronouncements

During September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, however, during February 2008, the FASB issued FASB Staff Position SFAS 157-2 which, deferred the effective date of certain provisions of SFAS 157 until fiscal years beginning after November 15, 2008. We do not believe that the adoption of SFAS 157 will have a material effect on our results of operations or financial position.

During February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not believe that the adoption or SFAS 159 will have a material effect on our results of operations or financial position.

During December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements and amendment of ARB No. 51” (“SFAS 160”). This statement establishes accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We do not believe the adoption of SFAS 160 will have a material effect on our results of operations or financial position.

During December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, (Revised 2007), “Business Combinations” (SFAS 141 (Revised 2007)”). While this statement retains the fundamental requirement of SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations, SFAS 141 (Revised 2007) now establishes the principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree; recognizes and measures the goodwill acquired in the business combination or the gain from a bargain purchase; and determines what information should be disclosed in the financial statements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008. We do not believe the adoption of SFAS 160 will have a material effect on our results of operations or financial position.

During March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We do not believe the adoption of SFAS 161 will have a material effect on our results of operations or financial position.

REVENUES

Our total revenues for 2007 were $100,765,000 compared to $77,790,000 in 2006.

Retail revenues increased to $72,915,000 in 2007 from $65,504,000 in 2006, an increase of 11% or $7,411,000. The increase in retail revenues was due primarily to:

1.     Two stores opened in the Atlanta, GA market, one in September, 2006 and one in December, 2006. Both were open the entire year in 2007 resulting in an additional $4,074,000 in revenue.

2.     An increase in same store sales in the San Antonio, TX and Columbus, OH markets of 15.3% and 8.6% respectively, offset by a decrease of 1.5% in the Atlanta, GA market.

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

We operated fifteen retail stores at the end of 2007 and 2006. In October, 2007 we closed our retail outlet in Los Angeles. In December of 2007 we opened a 30,000 square foot store in the Columbus, OH market.

Recycling revenues increased to $25,188,000 in 2007 from $10,314,000 in 2006. The increase was primarily due to the addition of contracts with the Ontario Power Authority and the Southern California Public Power Authority in 2007.

During 2007, we managed recycling operations under seven contracts with electric utility companies, each of which was responsible for advertising in its service territory. We provided services for:

1.     Edison (2006-2008 program)

2.     SDG&E (2006-2008 program)

3.     Ontario Power Authority

4.     Austin Energy (2006 program)

5.     Wisconsin Public Power Inc. (2006 program)

6.     Wisconsin Energy Conservation Corporation (2006 program)

7.     Southern California Public Power Authority

As of March 1, 2008, we operated processing and recycling centers in Minneapolis, MN; Los Angeles, CA; Oakville, Ontario, Canada; and Austin, TX. We are also aggressively pursuing new appliance recycling programs in these and other states.

Byproduct revenues increased to $2,662,000 in 2007 from $1,972,000 in 2006. The increase was due primarily to an increase in scrap metal revenues resulting from in increase in the price paid for scrap metal by recyclers and an increase in scrap metal and CFC’s available for sale due to increased recycling volume.

COST OF REVENUE

Cost of revenues includes all costs related to the purchase of inventory, including freight, costs related to receiving and distribution of inventory, and costs related to delivery and service of inventory after it is sold to the consumer. Also, the costs related to the transportation and processing of units, and the cost of units used in our refrigerator replacement programs, under the recycling programs are included in the cost of revenues.

GROSS PROFIT

Our overall gross profit percentage increased to 32.5% in 2007 from 30.2% in 2006 primarily due to an increase in efficiencies in our retail operations and the availability of early payment discounts and rebates with the appliance manufacturers.

Gross profit as a percentage of total revenues for future periods can be affected favorably or unfavorably by numerous factors, including:

1.     The mix of retail products we sell.

2.     The prices at which we purchase product from the three manufacturers who supplied product to us.

3.     The volume of appliances we receive through our recycling contracts.

4.     The volume and price of byproducts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were 28.3% of total revenues in 2007 compared to 31.6% in 2006. Selling, general and administrative expenses increased to $28,563,000 in 2007 from $24,586,000 in 2006, a 16.2%

increase. Selling expenses increased to $18,717,000 in 2007 from $16,610,000 in 2006. The increase in selling expenses was due primarily to the expense of approximately $1,713,000 for operating two additional stores in Atlanta, GA for the entire year and an increase in advertising expense of approximately $801,000.

General and administrative expenses increased to $9,846,000 in 2007 from $7,951,000 in 2006. The increase was due primarily to additional personnel costs associated with operating additional retail stores and recycling contracts and legal costs associated with the legal proceedings discussed in Part I, Item 3, Legal Proceedings, and Note 5 of the Notes to Consolidated Financial Statements.

In 2007 we incurred other expense of $54,000 compared to other income of $758,000 in 2006. The change was due primarily to the $730,000 non-refundable deposit for the sale of the building that included in other income in 2006 due to the cancellation of the building sale.

INTEREST EXPENSE

Interest expense increased to $1,471,000 in 2007 from $1,079,000 in 2006. The increase was primarily due an increase in the amount of borrowings from the line of credit to finance inventory purchases related to our refrigerator change out programs

INCOME TAXES AND NET OPERATING LOSSES

We had net operating loss carryovers and credit carryforwards of approximately $8.4 million at December 29, 2007, which may be available to reduce taxable income and, therefore, income taxes payable in future years. However, future utilization of $6.7 million of these loss and credit carryforwards is subject to certain significant limitations under provisions of the Internal Revenue Code. These include limitations subject to Section 382, which relate to a 50 percent change in control over a three-year period, and are further dependent upon our achieving profitable operations. We believe that the issuance of Common Stock during 1999 resulted in an “ownership change” under Section 382. Accordingly, our ability to use net operating loss carryforwards generated prior to February 1999 may be limited to approximately $56,000 per year, or less than $1 million through 2018.

As of our 2007 and 2006 year-ends, we had recorded cumulative valuation allowances of $2,324,000 and $2,760,000, respectively, against our net deferred tax assets due to the uncertainty of their realization. The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. In the future, when we believe we can reasonably estimate future operating results and these estimated results reflect taxable income, the amount of deferred tax assets considered reasonable could be adjusted by a reduction in the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

At December 29, 2007, we had working capital of $5,126,000 compared to $3,026,000 at December 30, 2006. Cash and cash equivalents increased to $2,777,000 at December 29, 2007 from $2,753,000 at December 30, 2006.

Net cash used in operating activities was $6,248,000 in 2007 compared to net cash used in operating activities of $10,000 in 2006. During 2007, inventories increased by $3,066,000 due primarily to an increase in inventory purchases in the fourth quarter of 2007 and inventory purchased for the SCPPA replacement program. Accounts receivable increased by $7,675,000 due primarily to an increase in billings for the new recycling programs.

Net cash used in investing activities was $932,000 in 2007 compared to cash provided by investing activities of $179,000 in 2006. The cash used in investing activities in 2007 was primarily related to the purchase of computer equipment, phone systems, and recycling equipment to support the new recycling contracts. The cash provided by investing activities in 2006 was primarily related to the receipt of a $730,000 non-refundable cash deposit on the sale of the St. Louis Park, MN facility offset by the continued development of our enterprise-wide software, building improvements, and upgrades to our phone systems. We did not have any material purchase commitments for assets as of December 29, 2007.

Net cash provided by financing activities was $7,128,000 in 2007 compared to $489,000 in 2006. The cash provided by financing activities in 2007 and 2006 was due primarily to increased borrowing under the line of credit for inventory purchases and stock option exercises, offset by payments on long-term obligations.

As of December 29, 2007, we had a $16 million line of credit with a lender. The interest rate on the line as of December 29, 2007 was prime plus 2.00 percentage points (9.25%). The amount of borrowings available under the line of credit is based on a formula using receivables and inventories. Our unused borrowing capacity was $769,000 at December 29, 2007. The line of credit has a stated maturity date of December 31, 2010, if not renewed, and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time. The line of credit is secured by substantially all our assets and requires minimum monthly interest payments of $58,000, regardless of the outstanding principal balance. The lender is also secured by an inventory repurchase agreement with Whirlpool Corporation for purchases from Whirlpool only. The line requires that we meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt we can incur, limits the amount of spending on fixed assets, and limits payments of dividends. As of December 29, 2007 we were in compliance with our loan requirements.

Details of our line of credit are described below:

Other Commercial Commitment	Total Amount Committed	Outstanding at 12/29/07	Date of Expiration
Line of credit	$16,000,000	$13,585,000	December 31, 2010

On February 5, 2008 our lender increased our line of credit to $18 million. The maturity date and terms are unchanged.

In March 2006, we entered into a purchase agreement for the sale of our headquarters facility in Minneapolis, MN for approximately $6.0 million. The transaction was cancelled as of December 30, 2006. We retained the $730,000 deposit which is reflected in “other income” on the 2006 consolidated statement of operations.

We believe, based on the anticipated sales per retail store, the anticipated revenues from our recycling contracts and our anticipated gross profit, that our cash balance, anticipated funds generated from operations and our current line of credit will be sufficient to finance our operations and capital expenditures through December 2008. Our total capital requirements for 2008 will depend upon, among other things as discussed below, the number and size of retail stores operating during the fiscal year and the recycling volumes generated from the recycling contracts in 2008. Currently, we have fifteen stores and four centers in operation. If revenues are lower than anticipated or expenses are higher than anticipated, we may require additional capital to finance operations. Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (common or preferred stock) or other securities. There can be no assurance that such additional sources of financing will be available on terms satisfactory to us or permitted by our current lender.

FORWARD-LOOKING STATEMENTS

Statements contained in this annual report regarding our future operations, performance and results, and anticipated liquidity discussed herein are forward-looking and therefore are subject to certain risks and uncertainties, including, but not limited to, those discussed herein. Any forward-looking information regarding our operations will be affected primarily by the speed at which individual retail outlets reach profitability, the growth of appliance retail sales and the strength of energy conservation recycling programs. Any forward-looking information will also be affected by our continued ability to purchase product from our suppliers at acceptable prices and the ability and timing of utility companies to deliver units under their recycling contracts with us, the ability of individual retail stores to meet planned revenue levels, the rate of growth in the number of retail stores, costs and expenses being realized at higher than expected levels, our ability to secure an adequate supply of special-buy appliances for resale, and the continued availability of our current line of credit.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Risk and Impact of Inflation

We do not believe there is any significant risk related to interest rate fluctuations on the long-term fixed-rate debt. However, there is interest rate risk on the line of credit, since our interest rate floats with prime, and on approximately $3,000,000 in long-term debt entered into in September 2002, since our interest rate is based on the 30-day LIBOR rate. Based on average floating rate borrowings of $16,500,000, a one-percent change in the applicable rate would have caused our interest expense to change by approximately $165,000. Also, we believe that inflation, primarily in fuel costs and the decline in the housing market, could adversely affect both the price we pay for inventory and the buying habits of our customers in 2008.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

Appliance Recycling Centers of America, Inc. and Subsidiaries

Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Appliance Recycling Centers of America, Inc. and Subsidiaries (the Company) as of December 29, 2007 and December 30, 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control as a basis for designing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Appliance Recycling Centers of America, Inc. and Subsidiaries as of December 29, 2007 and December 30, 2006 and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 9, the Company’s 2006 consolidated financial statements were restated to include disclosures about the Company’s operating segments.

/s/ VIRCHOW, KRAUSE AND COMPANY, LLP

Minneapolis, Minnesota

March 26, 2008

APPLIANCE RECYCLING CENTERS OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 29, 2007	December 30, 2006
ASSETS
Current Assets:
Cash	$2,777,000	$2,753,000
Accounts receivable, net of allowance of $152,000 and $152,000, respectively	10,086,000	2,411,000
Inventories, net of reserves of $84,000 and $207,000, respectively	14,064,000	10,998,000
Deferred income taxes	259,000	601,000
Other current assets	995,000	657,000
Total current assets	28,181,000	17,420,000
Property and Equipment, at cost:
Land	2,050,000	2,050,000
Buildings and improvements	4,952,000	4,696,000
Equipment	8,152,000	6,889,000
	15,154,000	13,635,000
Less accumulated depreciation	8,392,000	7,575,000
net property and equipment	6,762,000	6,060,000
Other Assets	589,000	433,000
Total assets	$35,532,000	$23,913,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Checks issued in excess of cash in bank	$310,000	$—
Line of credit	13,585,000	6,872,000
Current maturities of long-term obligations	479,000	309,000
Accounts payable	4,350,000	3,198,000
Accrued expenses	4,113,000	3,957,000
Income taxes payable	218,000	58,000
Total current liabilities	23,055,000	14,394,000
Long-Term Obligations, less current maturities	4,956,000	4,776,000
Deferred Income Tax Liabilities	259,000	601,000
Total liabilities	28,270,000	19,771,000

Commitments and Contingencies	—	—
Shareholders’ Equity:
Common Stock, no par value; authorized 10,000,000 shares; issued and outstanding 4,509,000 and 4,341,000 shares, respectively	15,475,000	14,970,000
Accumulated deficit	(8,289,000)	(10,828,000)
Accumulated Other Comprehensive Income
Foreign Currency Translation Adjustments	76,000	—
Total shareholders’ equity	7,262,000	4,142,000
Total liabilities and shareholders’ equity	$35,532,000	$23,913,000

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the fiscal year ended
	December 29, 2007	December 30, 2006
Revenues
Retail	$72,915,000	$65,504,000
Recycling	25,188,000	10,314,000
Byproduct	2,662,000	1,972,000

Total revenues	100,765,000	77,790,000

Cost of Revenues	67,996,000	54,315,000

Gross profit	32,769,000	23,475,000

Selling, General and Administrative Expenses	28,563,000	24,586,000

Operating income (loss)	4,206,000	(1,111,000)

Other Income (Expense)
Other income (expense)	(54,000)	758,000
Interest income	21,000	23,000
Interest expense	(1,471,000)	(1,079,000)

Income (loss) before provision for income taxes	2,702,000	(1,409,000)

Provision for Income Taxes	163,000	—

Net income (loss)	$2,539,000	$(1,409,000)

Basic Income (Loss) per Common Share	$0.58	$(0.33)

Diluted Income (Loss) per Common Share	$0.57	$(0.33)

Weighted Average Number of Common Shares Outstanding:
Basic	4,400,000	4,335,000
Diluted	4,475,000	4,335,000

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE

INCOME

			Accumulated
			Other		Total
	Common Stock		Comprehensive	Accumulated	Shareholder’s
	Shares	Amount	Income	Deficit	Equity

Balance, December 31, 2005	4,320,000	$14,840,000	$—	$(9,419,000)	$5,421,000
Exercise of stock options	21,500	29,000		—	29,000
Stock issuance costs	—	(2,000)		—	(2,000)
Stock based compensation		128,000			128,000
Distribution to minority subsidiary owner		(25,000)			(25,000)
Net loss	—	—		(1,409,000)	(1,409,000)

Balance, December 30, 2006	4,341,000	14,970,000		(10,828,000)	4,142,000
Comprehensive Income:
Net Income				2,539,000	2,539,000
Foreign Currency Translation adjustment, net of tax			76,000		76,000
Total Comprehensive Income					2,615,000
Exercise of stock options	168,000	398,000			398,000
Stock based compensation		107,000			107,000

Balance, December 29, 2007	4,509,000	$15,475,000	$76,000	$(8,289,000)	$7,262,000

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the fiscal year ended
	December 29, 2007	December 30, 2006
Cash Flows from Operating Activities
Net Income (loss)	$2,539,000	$(1,409,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	873,000	788,000
Stock-based compensation expense	107,000	128,000
Loss on sale of property and equipment	—	15,000
Gain on building deposit forfeiture	—	(730,000)
Change in assets and liabilities:
Receivables	(7,675,000)	485,000
Inventories	(3,066,000)	902,000
Other current assets	(338,000)	(208,000)
Other assets	(156,000)	273,000
Accounts payable and accrued expenses	1,308,000	(254,000)
Income taxes refundable or payable	160,000	—
Net cash flows from operating activities	(6,248,000)	(10,000)

Cash Flows from Investing Activities
Purchases of property and equipment	(932,000)	(553,000)
Proceeds from disposal of equipment	—	2,000
Deposit received from sale of building	—	730,000
Net cash flows from investing activities	(932,000)	179,000

Cash Flows from Financing Activities
Checks issued in excess of cash in bank	310,000	—
Net borrowings under line of credit	6,713,000	747,000
Payments on long-term obligations	(293,000)	(260,000)
Distribution to minority subsidiary owner	—	(25,000)
Proceeds from stock option exercises	398,000	29,000
Payments of stock placement costs	—	(2,000)
Net cash flows from financing activities	7,128,000	489,000

Effect of exchange rate changes on cash	76,000	—
Increase in cash	24,000	658,000

Cash
Beginning	2,753,000	2,095,000
Ending	$2,777,000	$2,753,000

Supplemental Disclosures of Cash Flow Information
Cash payments relative to:
Interest	$1,471,000	$1,078,000
Income taxes, net	$3,000	$9,000

Noncash investing and financing activites:
Equipment acquired under capital lease	$525,000	$260,000
Equipment acquired for long term debt	$118,000	$—

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies

Nature of business: Appliance Recycling Centers of America, Inc. and our subsidiaries are in the business of providing reverse logistics, energy conservation and recycling services for major household appliances. We sell appliances through a chain of company-owned factory outlet stores under the name ApplianceSmart®. We also provide recycling services on a credit basis to public electric utilities.

A summary of our significant accounting policies is as follows:

Principles of consolidation: The consolidated financial statements include the accounts of Appliance Recycling Centers of America, Inc. and our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

During the second quarter of 2003, we became a majority (60%) owner in North America Appliance Company, LLC (NAACO). NAACO was formed and commenced operations in June 2003 and is a retailer of special-buy appliances in Texas. Because NAACO has a net shareholders’ deficit, no minority interest has been recognized on our consolidated balance sheet, and 100% of NAACO’s operations are included in our consolidated financial statements for the years of 2007 and 2006.

On September 1, 2006, we became a majority (60%) owner in Productos Duraderos de Norte America (PDN), a Mexican Corporation in exchange for $3,000 in cash. PDN refurbishes household window air conditioners for sale through our NAACO operation in McAllen, Texas and through our ApplianceSmart outlet stores. PDN has operated at a loss since September 1, 2006 and therefore 100% of PDN’s operations are included in our consolidated financial statements.

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

Fiscal year: We use a 52-53 week fiscal year. Our 2007 fiscal year (2007) ended December 29, 2007 and our 2006 fiscal year (2006) ended December 30, 2006. All periods presented contain 52 weeks.

Revenue recognition: We recognize revenue from appliance sales in the period the consumer purchases and pays for the appliances, net of an allowance for estimated returns. We recognize revenue from appliance recycling when we collect and process a unit. We recognize byproduct revenue upon shipment.

We recognize revenue on extended warranties with retained service obligations on a straight-line basis over the period of the warranty in accordance with FASB Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts. On extended warranty arrangements we sell but others service for a fixed portion of the warranty sales price, we recognize revenue for the net amount retained at the time of sale of the extended warranty to the consumer.

We include shipping and handling charges to customers in revenues, which are recognized in the period the consumer purchases and pays for the delivery. Shipping and handling costs that we incur are included in cost of revenues.

Taxes collected from customers: In June 2006, the Financial Accounting Standards Board (FASB) ratified the consensus of Emerging Issues Task Force Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF 06-3). EITF 06-3 concluded that the presentation of taxes imposed on revenue-producing transactions (sales, use, value added and excise taxes) on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy that should be disclosed. We adopted EITF 06-3 during the year ended December 29, 2007, and it did not have any impact on our results of operations or financial condition. Our policy is to present taxes imposed on revenue-producing transactions on a net basis.

Accounting for Leases: We conduct the majority of our retail and recycling operations from leased facilities. The leases require payment of real estate taxes, insurance and common area maintenance, in addition to rent. The terms of our lease agreements typically range from 5 to 10 years. Most of the leases contain renewal clauses and escalation clauses, and certain store leases require contingent rents based on factors such as revenue.

For leases that contain predetermined fixed escalations of the minimum rent, we recognize the related rent expense on a straight-line basis from the date we take possession of the property to the end of the initial lease term. We record any difference between straight-line rent amounts and amounts payable under the leases as part of deferred rent, in accrued liabilities.

Cash or lease incentives (“tenant allowances”) received upon entering into certain store leases are recognized on a straight-line basis as a reduction to rent from the date we take possession of the property through the end of the initial lease term.

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

Changes in our warranty liability reserve are as follows:

	2007	2006
Balance, beginning	$28,000	$27,000
Standard accrual based on units sold	93,000	55,000
Actual costs incurred	(4,000)	(4,000)
Periodic accrual adjustments	(37,000)	(50,000)
Balance, ending	$80,000	$28,000

Trade receivables: We carry trade receivables at original invoice amount less an estimate made for doubtful receivables based on a monthly review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. We write off trade receivables when we deem them uncollectible. We record recoveries of trade receivables previously written off when we receive them. We consider a trade receivable to be past due if any portion of the receivable balance is outstanding for more than 90 days. We do not charge interest on past due receivables. Our management considers the reserve for doubtful accounts of $152,000 and $152,000 to be adequate to cover any exposure to loss as of December 29, 2007 and December 30, 2006, respectively.

Cash: We maintain our cash in bank deposit and money-market accounts which, at times, exceed federally insured limits. We have not experienced any losses in such accounts.

Inventories: Inventories, consisting principally of appliances, are stated at the lower of cost, first-in, first-out (FIFO), or market and consist of:

	2007	2006
Finished goods	$14,148,000	$11,205,000
Less reserves	(84,000)	(207,000)
	$14,064,000	$10,998,000

We provide estimated reserves for the realizability of our appliance inventories, including adjustments to market, based on various factors including the age of such inventory and our management’s assessment of the need for such allowances. We look at historical inventory agings and margin analysis in determining our reserve estimate. We believe the reserve of $84,000 and $207,000 is adequate as of December 29, 2007 and December 30, 2006, respectively..

Property and equipment: We compute depreciation using straight-line and accelerated methods over the following estimated useful lives:

Years
Buildings and improvements	18 – 30
Equipment	3 – 8

We amortize leasehold improvements on a straight-line basis over the shorter of their estimated useful lives or the underlying lease term.

We did not identify any items that were impaired as of December 29, 2007.

Software development costs: We capitalize software developed for internal use in accordance with Statement of Position 98-1 and are amortizing such costs over their estimated useful life of three to five years. Costs capitalized were $231,000 and $238,000 for the fiscal years of 2007 and 2006, respectively. Amortization expense on software development costs was $260,000 and $239,000 for the fiscal years 2007 and 2006 respectively. Estimated amortization expenses are $228,000, $194,000, $114,000, and $44,000 for the fiscal years 2008, 2009, 2010 and 2011, respectively.

Accounting for long-lived assets: We evaluate long-lived assets such as property and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We assess impairment based on the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future net cash flows be less than the carrying value, we recognize an impairment loss at that time. We measure an impairment loss by comparing the amount by which the carrying value exceeds the fair value (estimated discounted future cash flows or appraisal of assets) of the long-lived assets.

Deferred financing fees: Deferred financing fees are presented in the consolidated balance sheet as a component of other assets and are reported net of accumulated amortization. We determine amortization expense on a straight-line basis over the term of the underlying debt.

Advertising expense: Advertising is expensed as incurred and was $4,447,000 and $3,593,000 for the 2007 and 2006 fiscal years, respectively.

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

Basic and diluted net income (loss) per share: Basic per-share amounts are computed, generally, by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted per-share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless their effect is antidilutive, thereby reducing the loss or increasing the income per common share.

In arriving at diluted weighted-average shares and per-share amounts, we included options (see Note 7) with exercise prices below average market prices, for the respective fiscal years in which they were dilutive, using the treasury stock method. We calculated the number of additional shares by assuming the outstanding stock options and warrants were exercised and that the proceeds from such exercises were used to acquire Common Stock at the average market price during the year. Because the effect of options on 2006 is antidilutive, they were not included in the computation of per-share amounts. The effect of all options in 2007 is dilutive. A reconciliation of the denominator in the basic and diluted income or loss per share is as follows:

	December 29	December 30
(In thousands, except per share data)	2007	2006
Numerator:
Net Income (Loss)	2,539	(1,409)
Denominator:
Denominator for basic earnings (loss) per share, weighted average shares	4,400	4,335
Dilutive potential shares - employee stock options	75	—
Denominator for diluted earnings (loss) per share, weighted average shares	4,475	4,335
Net income (loss) per share - basic	0.58	(0.33)
Net income (loss) per share - diluted	0.57	(0.33)

Stock-based compensation:   We use the Black-Scholes option pricing model to determine the fair value of awards at the grant date.  We calculate the expected volatility for stock options and awards using  historical volatility.  The company believes the expected volatility will approximate historical volatility. We estimate a 5% forfeiture rate for stock options but will continue to review this estimate in future periods.  The risk-free rates for the expected terms of the stock options is based on the U.S. Treasury yield curve in effect at the time of grant.   We estimate that the expense for fiscal 2008 will be approximately $476,000, $31,000 of which is the unrecognized portion of compensation expense as of December 29, 2007, based on the value of options issued in the first quarter of 2008 that will vest during 2008.  This estimate does not include any expense for additional options that may be granted and vest during 2008.

Comprehensive income:  The components of comprehensive income include net income and the effects of foreign currency translation adjustments.  The net of tax effect of the foreign currency translation adjustment for fiscal 2007 was $76,000, and was not significant for the other years presented.

Segment information:   A business segment is a distinguishable component of an enterprise that is engaged in providing an individual product or service or a group of related products or services and that is subject to risks and returns that are different for those of other business segments.  We operate two reportable segments:  Retail and Recycling.  The retail operation is comprised of sales generated through our ApplianceSmart factory outlet stores.  The recycling operation is comprised of all fees charged for collecting, recycling and installing appliances for utilities and other customers.

Estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant items subject to estimates and assumptions include the valuation allowances for accounts receivable, inventories and deferred tax assets, accrued expenses, and the assumptions we use to value stock-based compensation.  Actual results could differ from those estimates.

Recently issued accounting pronouncements:  The following items represent accounting standards that have recently been issued.

During September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (“SFAS 157”).  This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, however, during February 2008, the FASB issued FASB Staff Position SFAS 157-2 which, deferred the effective date of certain provisions of SFAS 157 until fiscal years beginning after November 15, 2008.  We do not believe that the adoption of SFAS 157 will have a material effect on our results of operations or financial position.

During February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We do not believe that the adoption or SFAS 159 will have a material effect on our results of operations or financial position.

During December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements and amendment of ARB No. 51” (“SFAS 160”).  This statement establishes accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  We do not believe the adoption of SFAS 160 will have a material effect on our results of operations or financial position.

During December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, (Revised 2007), “Business Combinations” (SFAS 141 (Revised 2007)”).  While this statement retains the fundamental requirement of SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations, SFAS 141 (Revised 2007) now establishes the principles and requirements for how an acquirer in a business combination:  recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree; recognizes and measures the goodwill acquired in the business combination or the gain from a bargain purchase; and determines what information should be disclosed in the financial statements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008.  We do not believe the adoption of SFAS 141 will have a material effect on our results of operations or financial position.

During March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161).  SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We do not believe the adoption of SFAS 161 will have a material effect on our results of operations or financial position

Note 2.  Line of Credit

At December 29, 2007, we had a $16 million line of credit with a lender.  The line was increased to $18 million on February 5, 2008. The interest rate on the line as of December 29, 2007 was prime plus 2.00 percentage points (9.25%) compared to 11.25% at December 30, 2006.  The weighted average interest rate for 2007 and 2006 was 10.58% and 10.90%, respectively. The amount of borrowings available under the line of credit is based on a formula using receivables and inventories.  Our unused borrowing capacity under this line was $769,000 at

December 29, 2007.  The line of credit has a stated maturity date of December 31, 2010, if not renewed, and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time.  The line of credit is collateralized by substantially all our assets and requires minimum monthly interest payments of $58,000, regardless of the outstanding principal balance.  The lender is also secured by an inventory repurchase agreement with Whirlpool Corporation for purchases from Whirlpool only.  The loan requires that we meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt we can incur, limits the amount of spending on fixed assets, and prohibits payments of dividends.  At December 29, 2007, we were in compliance with the terms of the loan agreement.

Note 3.  Long-Term Obligations

Long-term debt and capital lease obligations consisted of the following:

	2007	2006
Adjustable rate mortgage adjusted annually each September based on 30 day LIBOR plus 2.7 percentage points (7.62% as of December 29, 2007) on a 20-year amortization due October 2012, collateralized by land and building.	$2,902,000	$3,002,000

6.85% mortgage, due in monthly installments of $15,326, including interest, due January 2013, collateralized by land and building	1,721,000	1,785,000

Other primarily capital leases (see below)	812,000	298,000
	5,435,000	5,085,000
Less current maturities	479,000	309,000
	$4,956,000	$4,776,000

The future annual maturities of long-term obligations are as follows:

Fiscal Year
2008	$479,000
2009	449,000
2010	445,000
2011	349,000
2012	2,384,000
2013 and thereafter	1,329,000
$5,435,000

Capital leases: We lease certain equipment under capital leases. The cost of the equipment was approximately $966,000 and $441,000 at December 29, 2007 and December 30, 2006, respectively. Accumulated amortization at December 29, 2007 and December 30, 2006 was approximately $256,000 and $132,000, respectively. Amortization expense for 2006 and 2007 is included in depreciation expense.

The following is a schedule by years of approximate remaining minimum payments required under the leases, together with the present value at December 29, 2007:

Fiscal Year
2008	$265,000
2009	258,000
2010	226,000
2011	92,000
2012	25,000
Total minimum lease payments	$866,000

Less amount representing interest	166,000
Less current portion	198,000
Long-term portion	$502,000

Note 4. Accrued Expenses

Accrued expenses were as follows:

	2007	2006
Compensation and benefits	$2,113,000	$1,427,000
Warranty expense	80,000	28,000
Accrued recycling incentive checks	1,110,000	1,110,000
Accrued Rent	433,000	356,000
Accrued Payables	190,000	570,000
Other	187,000	466,000
	$4,113,000	$3,957,000

Note 5. Commitments and Contingencies

Operating leases: We lease certain of our retail stores and recycling center facilities and equipment under noncancelable operating leases. The leases require the payment of taxes, maintenance, utilities and insurance.

Minimum future rental commitments under noncancelable operating leases as of December 29, 2007 are as follows:

Fiscal Year
2008	$3,450,000
2009	2,805,000
2010	2,246,000
2011	1,732,000
2012	1,755,000
2013 and thereafter	3,355,000
$15,343,000

Rent expense for fiscal years 2007 and 2006 was $4,069,000 and $3,542,000, respectively.

Contracts: We have entered into contracts with three of our appliance vendors. Under the agreements there are no minimum purchase commitments; however, we have agreed to indemnify the vendors for certain claims, allegations or losses with respect to appliances we sell.

Litigation: In December 2004, we filed suit in the U.S. District Court for the Central District of California alleging that JACO Environmental, Inc., (JACO) and one of our former consultants fraudulently obtained U.S. Patent No. 6,732,416 in May 2004 covering appliance recycling methods and systems which were originally developed by us beginning in 1987 and used in serving more than forty-five electric utility appliance recycling programs since that time. We are seeking an injunction to prevent JACO from claiming that it obtained a valid patent on appliance recycling processes that we believe is based on methods and processes we invented. In addition, we are seeking a finding by the Court that the patent obtained by JACO is unenforceable due to inequitable conduct before the United States Patent Office. We are also asking the court for unspecified damages related to charges that JACO, in using the patent to promote its services, has engaged in unfair competition and false and misleading advertising under federal and California statutes.

In September 2005, we received a legally binding document in which JACO states it will not sue us or any of our customers for violating the JACO patent. Further, the defendants in the case have not asserted any counterclaims against ARCA. Therefore, our recycling operations will continue with our current contracts and future customers without interruption.

The case is scheduled for trial in November of 2008. The trial is expected to last approximately two weeks.

On October 24, 2006, JACO and SEG Umwelt-Service/Basis of Mettlach, Germany (SEG) filed a patent infringement lawsuit in Federal Court in San Francisco against us. The suit claimed that we have been using refrigerator recycling systems and processes covered by two U.S. patents issued to SEG and exclusively licensed to JACO. JACO and SEG sought an undisclosed amount in damages, in addition to an injunction barring us from continuing to use and market the systems and processes upon which we allegedly infringed. This suit has been subsequently dismissed following a transfer of the case to Los Angeles upon the motion of ARCA.

Note 6. Income Taxes

The provision for income taxes consisted of the following:

	2007	2006
Current:
Federal	$40,000	—
State	$24,000	—
International	$99,000	—
Deferred	—	—
	$163,000	—

A reconciliation of our income tax expense with the federal statutory tax rate is shown below:

	2007	2006
Income tax expense (benefit) at statutory rate	$918,000	$(479,000)
State taxes net of federal tax effect	100,000	(98,000)
Permanent differences and other	(121,000)	25,000
Change in valuation allowance	(734,000)	552,000
	$163,000	—

The components of net deferred tax assets are as follows:

	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$1,986,000	$2,591,000
Federal and state tax credits	309,000	269,000
Reserves	205,000	235,000
Accrued expenses	168,000	171,000
Stock -based compensation	80,000	51,000
Other	26,000	44,000
Net deferred tax assets	$2,774,000	$3,361,000
Valuation allowance	(2,324,000)	(2,760,000)
	$450,000	$601,000
Deferred tax liabilities:
Prepaid expenses	$140,000	$117,000
Property and equipment	264,000	484,000
Foreign Currency translation	30,000
Other	16,000
Net deferred taxes	$450,000	$601,000

The deferred tax amounts mentioned above have been classified in the accompanying balance sheet as follows:

	2007	2006
Current assets	$259,000	$601,000
Non-current liabilities	(259,000)	(601,000)
	$—	$—

At December 29, 2007, we had a valuation allowance against deferred tax assets to reduce the total to an amount our management believes is appropriate. Realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The valuation allowance decreased in the current year primarily as a result of taxable income generated during the year, which was partly offset by an adjustment in the amount of $372,000 to increase net operating loss carryforwards and valuation allowance to their proper amounts. In the future when we believe we can reasonably estimate future operating results and those estimated results reflect taxable income, the amount of deferred tax assets considered reasonable could be adjusted by a reduction of the valuation allowance.

We have not recognized a deferred tax liability relating to cumulative undistributed earnings of controlled foreign subsidiaries that are essentially permanent in duration. If some or all of the undistributed earnings of the controlled foreign subsidiaries are remitted to us in the future, income taxes, if any, after the application of foreign tax credits will be provided at that time.

Future utilization of NOL and tax credit carryforwards is subject to certain limitations under provisions of Section 382 of the Internal Revenue Code. This section relates to a 50 percent change in control over a three-year period. We believe that the issuance of Common Stock during 1999 resulted in an “ownership change” under Section 382. Accordingly, our ability to use NOL and tax credit carryforwards generated prior to February 1999 is limited to approximately $56,000 per year.

At December 29, 2007, we had federal net operating loss (“NOL”) carryforwards of approximately $8.4 million ($6.7 million of which is subject to IRC section 382 limitation) and credits for general business credits of $13,000. In addition to general business credits we also had AMT credits carried forward of approximately $296,000. We also had state net operating loss carryforwards of $19.4 million ($3.3 million of which is subject to IRC section 382 limitation). The net operating loss carryforwards are available to offset future taxable income or reduce taxes payable through 2027. These loss carryforwards will begin expiring in 2016. The general business credits will expire in 2013. We previously wrote off NOLs related to IRC section 382 limits against the valuation allowance.

Part of our net operating loss carryforwards (approximately $472,000 of tax deductions) resulted from the exercise of stock options. When these loss carryforwards are realized, the corresponding change in valuation allowance will be recorded as additional paid-in capital. We have adopted the “with and without” approach to determine tax benefits under FAS 123R. Under this approach, windfall tax benefits are used last to offset taxable income and a benefit is recorded in additional paid-in capital only if an incremental benefit is provided after considering all other tax attributes (including NOLs) presently available to us. This treatment results in a re-characterization of the NOL carryforward and a difference in the NOL asset between the financial statements and tax returns. The difference in the federal NOL deferred tax asset is $160,384.

In addition to the U.S. tax attributes discussed above, we had net operating loss carryforwards outside the U.S. totaling $270,000, which resulted in a deferred tax asset of $75,000. These international net operating loss carryforwards expire starting in 2015.

At December 29, 2007, we had NOL carryforwards not subject to IRC section 382 limitations, expiring as follows:

Expiration	Amount
2025	$66,000
2026	$1,524,000

We adopted the provisions of FASB Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on December 31, 2006. Previously, we had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by FIN 48, which clarifies Statement 109, Accounting for Income Taxes, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, we applied FIN 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 had no material impact on our financial position.

It is our practice to recognize interest related to income tax matters as a component of interest expense and penalties as a component of selling, general and administrative expense. As of December 29, 2007, we had an immaterial amount of accrued interest and penalties.

We are subject to income taxes in the U.S. federal jurisdiction, foreign jurisdictions and various states jurisdictions. Tax regulations from each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal, foreign, state, or local income tax examinations by tax authorities for the years before 2004. We are not currently under examination by any taxing jurisdiction.

We had no significant unrecognized tax benefits as of December 29, 2007 that would reasonably be expected to affect our effective tax rate during the next twelve months.

Note 7. Shareholders’ Equity

Stock options: Our 2006 Stock Option Plan (the “2006 Plan”) permits the granting of “incentive stock options” meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified options that do not meet the requirements of Section 422. The 2006 Plan has 600,000 shares available for grant. As of March 14, 2008, 222,000 options had been granted to employees and non-employee directors under the 2006 Plan. Our Restated 1997 Stock Option Plan (the “1997 Plan” and collectively with the 2006 Plan, the “Plans”), has expired. As of March 14, 2008, options to purchase an aggregate of 28,500 shares had been granted to employees and were outstanding under the 1997 Plan, and options to purchase an aggregate of 67,500 shares had been granted to the Company’s non-employee directors. Under the 1997 Plan, 377,250 options have been exercised. Options outstanding under the expired 1997 Plan continue to be exercisable in accordance with their terms. Options granted to employees typically vest over two years while grants to non-employee directors vest in six months.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2007	2006
Expected dividend yield	—	—
Expected stock price volatility	100.98%	101.89%
Risk-free interest rate	4.91%	4.91%
Expected life of options (years)	6.05	5.25

Additional information relating to all outstanding options is as follows:

		Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2005	265,500	$2.45
Granted	22,500	$4.32
Exercised	(21,500)	$1.40
Cancelled	(2,500)	$0.59
Outstanding at December 30, 2006	264,000	$2.72
Granted	47,500	$3.06
Exercised	(168,000)	$2.37
Cancelled	—
Outstanding at December 29, 2007	143,500	3.26

 The weighted average fair value per option of options granted during fiscal years 2007 and 2006 was $2.45 and $3.40, respectively.

The following tables summarize information about stock options outstanding as of December 29, 2007:

OPTIONS OUTSTANDING

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value
$3.81 to $4.32	79,000	4.20	$4.09
$2.38 to $2.80	47,000	5.05	$2.54
$1.38 to $1.51	17,500	2.88	$1.49
	143,500	4.31	$3.26	$757,242

OPTIONS EXERCISABLE

			Aggregate
	Number of Options	Weighted Average	Intrinsic
Range of Exercise Prices	Exercisable	Exercise Price	Value
$3.81 to $4.32	74,000	$4.09
$2.38 to $2.80	22,000	$2.72
$1.38 to $1.51	17,500	$1.49
	113,500	$3.40	$580,792

The aggregate intrinsic value in the preceding tables represent the total pretax intrinsic value, based on our closing stock price of $8.54 on December 29, 2007, which theoretically could have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 29, 2007 was 113,500. The intrinsic value of stock options exercised during the years ended December 29, 2007 and December 30, 2006 was $797,022 and $64,412 respectively.

Preferred stock: Our amended Articles of Incorporation authorize two million shares of Preferred Stock that may be issued from time to time in one or more series having such rights, powers, preferences and designations as the Board of Directors may determine. To date no such preferred shares have been issued.

Note 8. Major Customers and Suppliers

Revenues from our major recycling customers as a percentage of total revenues are as follows:

	2007	2006
Revenue percentage:
Customer A	4%	11%
Customer B	12%	0%
Customer C	5%	0%

We had receivables of $610,000, $5,934,000 and $939,000 respectively for Customers A, B, and C as of December 29, 2007. The balance for customer A at December 30, 2006 was $485,000. We had no receivable balance at December 30, 2006 for customers B & C.

During the two years ended December 29, 2007, we purchased a vast majority of appliances for resale from four suppliers. We have and are continuing to secure other vendors from which to purchase appliances. However, the curtailment or loss of one of these suppliers or any appliance supplier could adversely affect our operations.

Note 9. Segment Information

We operate two reportable segments: Retail and Recycling. The retail operation is comprised of sales generated through our ApplianceSmart factory outlet stores. The recycling operation is comprised of all fees charged for collecting, recycling and installing appliances for utilities and other customers as well as all byproduct revenue. Our segments are evaluated on an operating income basis, and a stand-alone tax provision is not calculated for each segment. Certain corporate items are not allocable to the two segments as noted in the table below. The other accounting policies of the segments are the same as those described in Note 1, Nature of Business and Significant Accounting Policies. The information for 2006 has been labeled restated to reflect the inclusion of the comparable period, which was omitted from prior filings, in the current year report.

The following tables present our business segment information for continuing operations in fiscal 2007 and 2006:

	2007	2006
		(Restated)
Revenue
Retail	$72,915,000	$65,504,000
Recycling	27,850,000	12,286,000

Total Revenue	100,765,000	77,790,000

Operating Income
Retail	2,320,000	(3,000,000)
Recycling	2,317,000	2,075,000
Unallocated Corporate Costs	(431,000)	(186,000)

Total Operating Income	4,206,000	(1,111,000)
Assets

Retail	19,160,000	16,003,000
Recycling	13,797,000	4,845,000
Corporate assets not allocable	2,575,000	3,065,000

Total Assets	35,532,000	23,913,000

Capital Expenditures

Retail	378,000	312,000
Recycling	323,000	3,000
Corporate	231,000	238,000

Total Capital Expenditures	932,000	553,000
Depreciation

Retail	389,000	336,000
Recycling	105,000	94,000
Corporate	379,000	358,000

Total Depreciation	873,000	788,000

Interest Expense
Retail	944,000	706,000
Recycling	241,000	120,000
Corporate	286,000	253,000

Total Interest Expense	$1,471,000	$1,079,000

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the financial statements and to other members of senior management and the Audit Committee of the Board.

We conducted an evaluation, under the supervision and with the participation of our chief executive officer, chief financial officer and principal accounting officer of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation our chief executive officer, chief financial officer and principal accounting officer have concluded that, as of December 29, 2007, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting for the three-months ended December 29, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Controls over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal controls over financial reporting, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention or overriding of controls. Therefore, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal controls over financial reporting may vary over time.

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 29, 2007. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework .

Under SEC rules, management may assess its internal control over financial reporting as effective if there are no identified material weaknesses at the reporting date.  A material weakness is “a deficiency, or a combination of deficiencies (within the meaning of PCAOB Auditing Standard No. 5), in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.”

Management’s assessment identified the following material weakness in internal controls over financial reporting as of December 29, 2007:

Controls surrounding the process of reconciling a specific receivable related to credits due from inventory vendors and intercompany accounts were found to be inadequate as of December 29, 2007. These deficiencies in the design and implementation of our internal control over financial reporting caused post-closing adjustments to be recorded in the fourth quarter of 2007.  These adjustments were limited to 2007 and were not material to previously reported interim periods or the fourth quarter, but could have grown to be material had they not been detected on audit.

Because of the material weakness described above, management believes that, as of December 29, 2007, our internal controls over financial reporting were not effective.

Subsequent to December 29, 2007, we have undertaken and will continue to undertake work to remediate the material weakness described above, including implementing, documenting and testing new controls and procedures.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION – None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information regarding directors and executive officers of the company is set forth under the headings “Nominees” and “Information Concerning Officers and Key Employees Who Are Not Directors” and “Section 16 (a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2008 Annual Meeting of Shareholders to be held May 15, 2008 and is incorporated herein by reference.

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

Information regarding executive compensation is set forth under the headings “Compensation Committee Report” and “Executive Compensation” in our Proxy Statement for our 2008 Annual Meeting of Shareholders to be held May 15, 2008, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is set forth under the heading “Common Stock Ownership” in our Proxy Statement for our 2008 Annual Meeting of Shareholders to be held May 15, 2008, and is incorporated herein by reference.

The following table gives aggregate information under our equity compensation plans as of December 29, 2007:

	(a)	(b)	(c)
Number of Securities
Available for Future
	Number of Securities to	Weighted-Average	Issuance Under Equity
	Be Issued Upon Exercise	Exercise Price of	Compensation Plans
	of Outstanding	Outstanding	(Excluding Securities
	Options,	Options,	Reflected in
	Warrants and Rights	Warrants and Rights	Column(a))
Equity compensation
plans approved by
stockholders	143,500	$3.26	552,500

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is set forth under the headings “Director Independence” and “Review, Approval or Ratification of Transactions with Related Persons” in our Proxy Statement for our 2008 Annual Meeting of Shareholders to be held May 15, 2008, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accountant fees and services is set forth under the heading “Independent Registered Public Accounting Firm” in our Proxy Statement for our 2008 Annual Meeting of Shareholders to be held May 15, 2008, and is incorporated herein by reference.

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

/s/ VIRCHOW, KRAUSE AND COMPANY, LLP
Minneapolis, Minnesota
March 26, 2008

Schedule II - Valuation and Qualifying Accounts

	Accounts Receivable	Inventory
	Allowance	Allowance
Balance, December 31, 2005	$252,000	$379,000
Additional allowance		220,000
Write-offs/adjustments	(100,000)	(392,000)
Balance, December 30, 2006	$152,000	$207,000
Additional allowance	2573	8,599
Write-offs/adjustments	(2573)	(131,599)

Balance, December 29, 2007	$152,000	$84,000

3.	Exhibits

See Index to Exhibits on page 56 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2008	APPLIANCE RECYCLING CENTERS OF
AMERICA, INC.
(Registrant)

	By	/s/ Edward R. Cameron
Edward R. Cameron
President and Chief Executive Officer

	By	/s/ Peter Hausback
Peter Hausback
EVP and Chief Financial Officer

	By	/s/ Patrick J. Winters
Patrick J. Winters
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Edward R. Cameron	Chairman of the Board, President and	March 28, 2008
Edward R. Cameron	Chief Executive Officer

/s/ Peter Hausback	Executive Vice President and	March 28, 2008
Peter Hausback	Chief Financial Officer

/s/ Patrick J. Winters	Principal Accounting Officer	March 28, 2008
Patrick J. Winters

/s/ Duane S. Carlson	Director	March 28, 2008
Duane S. Carlson

/s/ Thomas Hunt Jr.	Director	March 28, 2008
Thomas Hunt Jr.

/s/ Morgan Wolf	Director	March 28, 2008
Morgan Wolf

/s/ Glynnis Jones	Director	March 28, 2008
Glynnis Jones

/s/ Albin S. Dubiak	Director	March 28, 2008
Albin S. Dubiak

INDEX TO EXHIBITS

Exhibit No.	Description

3.1

Restated Articles of Incorporation of Appliance Recycling Centers of America, Inc. [filed as Exhibit 3.1 to the Company’s Form 10-K for the year ended January 2, 1999 (File No. 0-19621) and incorporated herein by reference].

3.2

Bylaws of Appliance Recycling Centers of America, Inc. as amended December 26, 2007 [filed as Exhibit 3.2 to the Company’s Form 8-K filed on January 2, 2008(File No. 0-19621) and incorporated herein by reference].

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

21.1	Subsidiaries of Appliance Recycling Centers of America, Inc.

+23.1	Consent of Virchow Krause & Company, LLP, Independent Registered Public Accounting Firm.

+31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+31.3	Certification by the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(a)3 of this Form 10-K.
+	Filed herewith.