Form 10-Q
period 2008-03-29
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2008-05-13
CIK 862861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 29, 2008

or

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

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes   ☒  No

As of May 1, 2008, there were outstanding 4,567,777 shares of the registrant’s Common Stock, without par value.

APPLIANCE RECYCLING CENTERS of AMERICA, INC.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 29, 2008	December 29, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash	$1,853,000	$2,777,000
Accounts receivable, net of allowance of $170,000 and $152,000, respectively	5,689,000	10,086,000
Inventories, net of reserves of $61,000 and $84,000, respectively	14,771,000	14,064,000
Deferred income taxes	259,000	259,000
Other current assets	687,000	995,000
Total current assets	23,259,000	28,181,000

Property and Equipment	15,483,000	15,154,000
Less: accumulated depreciation	8,659,000	8,392,000
Net property and equipment	6,824,000	6,762,000
Other Assets	579,000	589,000
Total assets	$30,662,000	$35,532,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,014,000	$4,350,000
Checks issued in excess of cash in bank	75,000	310,000
Accrued expenses	3,383,000	4,113,000
Line of credit	11,772,000	13,585,000
Long-term obligations, current portion	530,000	479,000
Income taxes payable	12,000	218,000
Total current liabilities	17,786,000	23,055,000
Long-Term Obligations, less current maturities	4,984,000	4,956,000
Deferred Income Tax Liabilities	259,000	259,000
Total liabilities	23,029,000	28,270,000

Commitments and Contingencies
Shareholders’ Equity:
Common Stock, no par value; authorized 10,000,000 shares; issued and outstanding 4,567,777 and 4,509,277 shares, respectively	15,754,000	15,475,000
Accumulated deficit	(8,172,000)	(8,289,000)
Accumulated Other Comprehensive Income:
Foreign Currency Translation Adjustments	51,000	76,000
Total shareholders’ equity	7,633,000	7,262,000
Total liabilities and shareholders’ equity	$30,662,000	$35,532,000

See Notes to Condensed Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the three months ended
	March 29, 2008	March 31, 2007
Revenues
Retail	$18,962,000	$17,689,000
Recycling	5,944,000	1,894,000
Byproduct	900,000	349,000
Total revenues	25,806,000	19,932,000

Cost of Revenues	17,826,000	13,366,000

Gross profit	7,980,000	6,566,000

Selling, General and Administrative Expenses	7,579,000	6,742,000

Operating income (loss)	401,000	(176,000)

Other Income (Expense)
Other income	—	2,000
Interest expense	(397,000)	(298,000)

Income (loss) before provision for income taxes	4,000	(472,000)

Provision for (benefit of) income taxes	(113,000)	—

Net income (loss)	$117,000	$(472,000)

Basic Income (Loss) per Common Share	$0.03	$(0.11)

Diluted Income (Loss) per Common Share	$0.03	$(0.11)

Weighted Average Number of Common Shares Outstanding:
Basic	4,556,000	4,341,000
Diluted	4,624,000	4,341,000

See Notes to Condensed Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the three months ended
	March 29, 2008	March 31, 2007
Cash Flows from Operating Activities
Net Income (loss)	$117,000	$(472,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	267,000	193,000
Stock-based compensation expense	78,000	11,000
Change in assets and liabilities:
Accounts Receivable	4,397,000	320,000
Inventories	(707,000)	(344,000)
Other current assets	325,000	298,000
Other assets	10,000	4,000
Accounts payable and accrued expenses	(3,066,000)	530,000
Income taxes payable	(206,000)	—
Net cash flows from operating activities	1,215,000	540,000

Cash Flows from Investing Activities
Purchases of property and equipment	(173,000)	(82,000)
Net cash flows from investing activities	(173,000)	(82,000)

Cash Flows from Financing Activities
Checks issued in excess of cash in bank	(235,000)	—
Net payments under line of credit	(1,813,000)	(70,000)
Payments on long-term obligations	(94,000)	(65,000)
Proceeds from stock option exercises	201,000	—
Net cash flows from financing activities	(1,941,000)	(135,000)

Effect of exchange rate changes on cash	(25,000)	—
Increase (Decrease) in cash	(924,000)	323,000

Cash, beginning of period	2,777,000	2,753,000
Cash, end of period	$1,853,000	$3,076,000

Supplemental Disclosures of Cash Flow Information
Cash payments relative to:
Interest	$397,000	$298,000
Income taxes, net	$78,000	$—

Noncash investing and financing activites:
Equipment and other current assets acquired under capital lease	$173,000	$—

See Notes to Condensed Consolidated Financial Statements.

Appliance Recycling Centers of America, Inc. and Subsidiaries

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.               Basis of Presentation

In the opinion of Company management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly our financial position, including our subsidiaries, as of March 29, 2008 and the results of operations and cash flows for the three-month periods ended March 29, 2008 and March 31, 2007.  The three months presented are 13-week periods, respectively.  The results of operations for any interim period are not necessarily indicative of the results for the year.  These interim consolidated financial statements should be read in conjunction with our annual consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 29, 2007.  Therefore, certain information and footnote disclosures included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted.

2.               Recent Accounting Pronouncements

The following items represent accounting standards that have recently been issued.

During September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (“SFAS 157”).  This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, however, during February 2008, the FASB issued FASB Staff Position SFAS 157-2 which, deferred the effective date of certain provisions of SFAS 157 until fiscal years beginning after November 15, 2008.  We adopted the provisions of SFAS 157 that were not deferred under SFAS 157-2 effective December 30, 2007.  The adoption had no impact on our consolidated financial statements.

During February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The adoption of SFAS 159 on December 30, 2007 had no impact on our consolidated financial statements.

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

3.                  Critical Accounting Policies

A summary of our critical accounting policies and estimates are as follows:

Principles of consolidation:  The consolidated financial statements include the accounts of Appliance Recycling Centers of America, Inc. and our subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

During the second quarter of 2003, we became a majority (60%) owner in North America Appliance Company, LLC (NAACO).  NAACO was formed and commenced operations in June 2003 and is a retailer of special-buy appliances in Texas.  Because NAACO has a net shareholders’ deficit, no minority interest has been recognized on our consolidated balance sheet, and 100% of NAACO’s operations are included in our consolidated financial statements.

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

We recognize revenue on extended warranties with retained service obligations on a straight-line basis over the period of the warranty in accordance with FASB Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.”  On extended warranty arrangements we sell but others service for a fixed portion of the warranty sales price, we recognize revenue for the net amount retained at the time of sale of the extended warranty to the consumer.

We include shipping and handling charges to customers in revenues, which are recognized in the period the consumer purchases and pays for the delivery. Shipping and handling costs that we incur are included in cost of revenues.

Taxes collected from customers:  In June 2006, the Financial Accounting Standards Board (FASB) ratified the consensus of Emerging Issues Task Force Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF 06-3).  EITF 06-3 concluded that the presentation of taxes imposed on revenue-producing transactions (sales, use, value added and excise taxes) on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy that should be disclosed.  We adopted EITF 06-3 during the year ended December 29, 2007, and it did not have any impact on our results of operations or financial position.  Our policy is to present taxes imposed on revenue-producing transactions on a net basis.

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

Changes in our warranty liability reserve are as follows for the three months ended:

	March 29, 2008	March 31, 2007
Balance, beginning	$80,000	$28,000
Standard accrual based on units sold	26,000	4,000
Actual costs incurred	(1,000)	(1,000)
Periodic accrual adjustments	(18,000)	(26,000)
Balance, ending	$87,000	$5,000

Trade receivables:  We carry trade receivables at original invoice amount less an estimate made for doubtful receivables based on a monthly review of all outstanding amounts.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions.  We write off trade receivables when we deem them uncollectible.  We record recoveries of trade receivables previously written off when we receive them.  We consider a trade receivable to be past due if any portion of the receivable balance is outstanding for more than 90 days.  We do not charge interest on past due receivables.  Our management considers the reserve for doubtful accounts of $170,000 and $152,000 to be adequate to cover any exposure to loss as of March 29, 2008 and December 29, 2007, respectively.

Cash:  We maintain our cash in bank deposit and money-market accounts which, at times, exceed federally insured limits.  We have not experienced any losses in such accounts.

Inventories:  Inventories, consisting principally of appliances, are stated at the lower of cost, first-in, first-out (FIFO), or market and consist of:

	March 29, 2008	December 29, 2007
Finished goods	$14,832,000	$14,148,000
Less reserves	(61,000)	(84,000)
	$14,771,000	$14,064,000

We provide estimated reserves for the realizability of our appliance inventories, including adjustments to market, based on various factors including the age of such inventory and our management’s assessment of the need for such allowances.  We look at historical inventory agings and margin analysis in determining our reserve estimate.  We believe the reserve of $61,000 and $84,000 is adequate as of March 29, 2008 and December 29, 2007, respectively.

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

Deferred financing fees:  Deferred financing fees are presented in the consolidated balance sheet as a component of other assets and are reported net of accumulated amortization.  We record amortization expense on a straight-line basis over the term of the underlying debt.

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

Stock-based compensation:  We use the Black-Scholes option pricing model to determine the fair value of awards at the grant date.  We calculate the expected volatility for stock options and awards using historical volatility.  We estimate a 5% forfeiture rate for stock options but will continue to review this estimate in future periods.  The risk-free rates for the expected terms of the stock options is based on the U.S. Treasury yield curve in effect at the time of the grant.  Based on these valuations, we recognized stock-based compensation expense of $78,000 and $11,000 for the three months ended March 29, 2008 and March 31, 2007, respectively. We estimate that the expense for the remainder of fiscal 2008 will be approximately $411,000,  based on the value of options outstanding as of March 29, 2008.  This estimate does not include any expense for additional options that may be granted and vest during 2008.

Comprehensive income:  The components of comprehensive income include net income and the effects of foreign currency translation adjustments.  The net of tax effect of the foreign currency translation adjustment was ($25,000) for the three months ended March 29, 2008 and was not significant for the three months ended March 31, 2007.

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

4.                                       Accrued Expenses

Accrued expenses were as follows:

	March 29, 2008	December 29, 2007
Compensation and benefits	$1,300,000	$2,113,000
Warranty expense	87,000	80,000
Accrued recycling
Incentive checks	1,110,000	1,110,000
Accrued rent	311,000	433,000
Accrued payables	282,000	190,000
Other	293,000	187,000
	$3,383,000	$4,113,000

5.             Basic and Diluted Net Income per Share

Basic per-share amounts are computed, generally, by dividing net income (loss) by the weighted-average number of common shares outstanding.  Diluted per-share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless their effect is antidilutive, thereby reducing the loss or increasing the income per common share.

In arriving at diluted weighted-average shares and per-share amounts, we included options with exercise prices below average market prices, for the respective fiscal periods in which they were dilutive, using the treasury stock method.  We calculated the number of additional shares by assuming the outstanding stock options and warrants were exercised and that the proceeds from such exercises were used to acquire common stock at the average market price during the period.  Because of the loss incurred during the three month period ended March 31, 2007, the effect of options on 2007 is antidilutive and, they were not therefore included in the computation of per-share amounts.  The effect of all options in the first quarter of 2008 is dilutive.  A reconciliation of the denominator in the basic and diluted income or loss per share is as follows:

	March 29,	March 31,
(In thousands, except per share data)	2008	2007
Numerator:
Net Income (Loss)	$117	$(472)
Denominator:
Denominator for basic earnings (loss) per share, weighted average shares	4,556	4,341
Dilutive potential shares - employee stock options	68	—
Denominator for diluted earnings (loss) per share, weighted average shares	4,624	4,341
Net income (loss) per share - basic	$0.03	$(0.11)
Net income (loss) per share - diluted	$0.03	$(0.11)

6.                                       Line of Credit

At March 29, 2008, we had a $18 million line of credit with a lender.  The interest rate on the line as of March 29, 2008 was prime plus 2 percentage points (7.25%).  The amount of borrowings available under the line of credit is based on a formula using receivables and inventories.  Our unused borrowing capacity under this line was $827,000 at March 29, 2008.  The line of credit has a stated maturity date of December 31, 2010, if not renewed, and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time.  The line of credit is collateralized by substantially all our assets and requires minimum monthly interest payments of $58,000, regardless of the outstanding principal balance.  The lender is also secured by an inventory repurchase agreement with Whirlpool Corporation for purchases from Whirlpool only.  The loan requires that we meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt we can incur, limits the amount of spending on fixed assets, and prohibits payments of dividends.  At March 29, 2008, we were in compliance with the terms of the loan agreement.

7.             Long-Term Obligations

Long-term debt and capital lease obligations consisted of the following:

	March 29, 2008	December 29, 2007
Adjustable rate mortgage adjusted annually each September based on 30 day LIBOR plus 2.7 percentage points (7.62% as of March 29, 2008) on a 20-year amortization due October 2012, collateralized by land and building.	$2,878,000	$2,902,000

6.85% mortgage, due in monthly installments of $15,326, including interest, due January 2013, collateralized by land and building	1,710,000	1,721,000

Other (primarily capital leases)	926,000	812,000
	5,514,000	5,435,000
Less current maturities	530,000	479,000
	$4,984,000	$4,956,000

8.                                       Commitments and Contingencies

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

9.             Segment Information

We operate two reportable segments:  retail and recycling.  The retail operation is comprised of sales generated through our ApplianceSmart factory outlet stores.  The recycling operation is comprised of all fees charged for collecting, recycling and installing appliances for utilities and other customers as well as all byproduct revenue.  Our segments are evaluated on an operating income basis, and a stand-alone tax provision is not calculated for each segment.   Certain corporate items are not allocable to the two segments as noted in the table below.   The other accounting policies of the segments are the same as those described in Note 1, Nature of Business and Significant Accounting Policies of our Annual Report on Form 10-K for the year ended December 29, 2007.  The information for 2007 has been labeled restated to reflect the inclusion of the comparable quarterly period, which was omitted from prior filings, in the current year report.

The following tables present our business segment information for continuing operations in the first quarter of 2008 and 2007; respectively:

	For the Three Months Ending
	March 29, 2008	March 31, 2007
		(Restated)
Revenue
Retail	$18,962,000	$17,689,000
Recycling	6,844,000	2,243,000

Total Revenue	25,806,000	19,932,000

Operating Income (Loss)
Retail	$1,405,000	$608,000
Recycling	689,000	297,000
Unallocated Corporate Costs	(1,693,000)	(1,081,000)

Total Operating Income (Loss)	$401,000	$(176,000)

Assets
Retail	$19,335,000	$16,554,000
Recycling	8,784,000	4,255,000
Corporate assets not allocable	2,543,000	3,038,000

Total Assets	$30,662,000	$23,847,000

Capital Expenditures
Retail	$53,000	$—
Recycling	52,000	8,000
Corporate	68,000	74,000

Total Capital Expenditures	$173,000	$82,000

Depreciation
Retail	$108,000	$103,000
Recycling	59,000	20,000
Corporate	100,000	70,000

Total Depreciation	$267,000	$193,000

Interest Expense
Retail	$235,000	$196,000
Recycling	72,000	31,000
Corporate	90,000	71,000

Total Interest Expense	$397,000	$298,000

10.      Income Taxes

As a result of losses incurred by ARCA, Inc.’s wholly owned subsidiary, ARCA Canada, Inc., we booked a tax benefit in the first quarter of 2008.  This benefit was calculated using an estimated tax rate (ETR) of 40% which approximates the effective tax rate incurred by ARCA Canada in 2007.

11.      Shareholders Equity

Stock options:  Our 2006 Stock Option Plan (the “2006 Plan”) permits the granting of “incentive stock options” meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified options that do not meet the requirements of Section 422.  The 2006 Plan has 600,000 shares available for grant. As of March 29, 2008, 272,500 options had been granted to employees and non-employee directors under the 2006 Plan. Our Restated 1997 Stock Option Plan (the “1997 Plan” and collectively with the 2006 Plan, the “Plans”), has expired.  As of March 29, 2008, options to purchase an aggregate of 25,000 shares had been granted to employees and were outstanding under the 1997 Plan, and options to purchase an aggregate of 27,500 shares had been granted to the Company’s non-employee directors.  Under the 1997 Plan, 420,750 options have been exercised.  Options outstanding under the expired 1997 Plan continue to be exercisable in accordance with their terms.  Options granted to employees typically vest over two years while grants to non-employee directors vest in six months.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

2008
Expected dividend yield	—
Expected stock price volatility	105.20%
Risk-free interest rate	3.40%
Expected life of options (years)	6.75

Additional information relating to all outstanding options is as follows:

		Weighted Average
	Shares	Exercise Price
Outstanding at December 29, 2007	143,500	$3.26
Granted during the first quarter of 2008	225,000	$5.39
Exercised during the first quarter of 2008	(58,500)	$3.43
Cancelled	—
Outstanding at March 29, 2008	310,000	$4.77

The following tables summarize information about stock options outstanding as of March 29, 2008:

OPTIONS OUTSTANDING

		Weighted Average		Aggregate
	Number of Options	Remaining Contractual	Weighted Average	Intrinsic
Range of Exercise Prices	Outstanding	Life in Years	Exercise Price	Value
$5.05 to 5.90	225,000	7.13	$5.39
$3.81 to $4.32	36,500	3.61	$4.12
$2.38 to $2.80	41,000	5.15	$2.54
$1.51	7,500	3.07	$1.51
	310,000	6.36	$4.77	$147,175

OPTIONS EXERCISABLE

			Aggregate
	Number of Options	Weighted Average	Intrinsic
Range of Exercise Prices	Exercisable	Exercise Price	Value
$5.05 to $5.90	0	$—
$3.81 to $4.32	31,500	$4.13
$2.38 to $2.80	28,500	$2.62
$1.51	7,500	$1.51
	67,500	$3.20	$112,125

The aggregate intrinsic value in the preceding tables represent the total pretax intrinsic value, based on our closing stock price of $4.86 on March 29, 2008, which theoretically could have been received by the option holders had all option holders exercised their options as of that date.  The total number of in-the-money options exercisable as of March 29, 2008 was 67,500.

PART I:  ITEM 2                                                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement for Purposes of “Safe Harbor Provisions” of the Private Securities Litigation Reform Act of 1995

THIS QUARTERLY REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES.  THE STATEMENTS CONTAINED IN THIS QUARTERLY REPORT THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.  THESE FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS RELATING TO FUTURE ECONOMIC CONDITIONS IN GENERAL AND STATEMENTS ABOUT OUR FUTURE:

•            STRATEGY AND BUSINESS PROSPECTS;

•            DEVELOPMENT AND EXPANSION OF SERVICES, AND THE SIZE, GROWTH, AND LEADERSHIP OF THE POTENTIAL MARKETS FOR THESE SERVICES;

•            DEVELOPMENT OF NEW CUSTOMER RELATIONSHIPS AND PROSPECTS;

•            SALES, EARNINGS, INCOME, EXPENSES, OPERATING RESULTS, PROFIT MARGINS, LIQUIDITY, CAPITAL RESOURCE NEEDS, CUSTOMERS AND COMPETITION.

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

ALL OF THESE FORWARD-LOOKING STATEMENTS ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE OF THIS QUARTERLY REPORT.  OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THIS QUARTERLY REPORT.  THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT, AND OTHER WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS MADE BY US FROM TIME TO TIME, ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS.  FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN ITEMS 1A “RISK FACTORS” IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 29, 2007.

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

RESULTS OF OPERATIONS

Total revenue for the three months ended March 29, 2008 was $25,806,000 compared to $19,932,000 for the same period in the prior year,  an increase of 29% for the three months ended  March 29, 2008.

Retail revenues accounted for approximately 73% of revenues in the first quarter of 2008.  Retail revenues for the three months ended March 29, 2008 were $18,962,000 compared to $17,689,000  for the same period in 2007, an increase of 7%.  Same store retail sales increased approximately $389,000 or 2.4% (a sales comparison of fourteen stores that were open the entire first quarters of both 2008 and 2007).   The overall increase in first quarter retail revenues was due primarily to the opening of an additional location in our Columbus, Ohio market which opened in the fourth quarter of 2007. This accounted for $1,201,000 in additional revenues in the first quarter of 2008.

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

At March 29, 2008, we operate fifteen retail stores.  In April, 2008 we announced the opening of a sixth retail location in the Minneapolis, Minnesota market, our sixteenth company wide.

Recycling revenues for the three months ended March 29, 2008 increased 214% to $5,944,000 from $1,894,000 for the same period in 2007.  The increase in recycling revenues is primarily due to an increase in recycling activity associated with one of our West Coast customers and our customer located in Canada.  During the first quarter of 2008, we managed appliance recycling operations under seven contracts with electric utility companies.  These include three companies on the West Coast, two in the Midwest, one in the South, and one in Canada.  Two of our contracts with utility customers on the West Coast run from 2006-2008. Our contract with our Canadian utility customer runs through December, 2010. Our contract with one of the utility customers in the Midwest runs through the end of 2008.  We expect to renew the contracts that are expiring in 2008.

We are responsible for advertising the recycling program on behalf of one of the utility customers on the West Coast.  Each of the other six utility customers is responsible for its own advertising.

Byproduct revenues for the three months ended March 29, 2008 increased 158% to $900,000 from $349,000 for the same period of 2007.  The increases were due primarily to an increase in scrap metal volume and prices in California, Minnesota, and Canada.

Gross profit as a percentage of total revenues for the three months ended March 29, 2008 decreased to 31% from 33%, for the same period in 2007.  The decrease was primarily due to maintaining staffing levels for our various recycling programs in anticipation of the normal seasonal increase in volumes associated with these programs.

We expect gross margins for the remainder of the year to be approximately 30%-32% based on currently planned levels of recycling volume and retail product purchases, as well as estimated pricing adjustments that may be needed to reflect conditions in the overall appliance retail market.

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

Selling, general, and administrative expenses for the three months ended March 29, 2008 increased by $837,000 or 13%, from the same periods in 2007.  As a percentage of total revenues, selling, general and administrative expenses decreased to 29% for the first quarter of 2008 compared to 34% for the first quarter of 2007.  Selling expenses for the three months ended March 29, 2008 increased by $111,000 or 2% from the same period in 2007.  The increase in selling expenses was due primarily to the additional costs of operating the new outlet store in Columbus, Ohio, offset by the decrease in selling expense resulting from the closing of our retail outlet in Los Angeles, California in the third quarter of 2007.

General and administrative expenses for the three months ended March 29, 2008 increased by $726,000 or 37% from the same period in 2007.  The increase in general and administrative expense was due primarily to additional personnel costs associated with operating additional retail stores and recycling contracts, an increase in stock-based compensation expense resulting from options granted to management and new board members in the first quarter, and legal costs associated with the legal proceedings discussed in Part II, Item 1, Legal Proceedings.

Interest expense increased to $397,000 for the three months ended March 29, 2008 compared to $298,000 for the same period in 2007.  The increase was due primarily to an increase in the outstanding amount on the line of credit and an increase in the interest rate on the mortgage on the St. Louis Park, Minnesota facility.

We recorded net income of $117,000 or $0.03 per diluted share for the first quarter ended March 29, 2008 compared to a loss of $472,000 or $0.11 per basic and diluted share for the same period of 2007.

LIQUIDITY AND CAPITAL RESOURCES

At March 29, 2008, we had working capital of $5,473,000 compared to $5,126,000 at December 29, 2007.  Cash and cash equivalents decreased to $1,853,000 at March 29, 2008 from $2,777,000 at December 29, 2007.  Net cash provided by operating activities was $1,215,000 for the three months ended March 29, 2008 compared to net cash provided by operating activities of $540,000 in the same period of 2007.  The cash provided by operating activities was primarily due to an increase in net income along with the changes in working capital as follows:  a decrease in accounts receivable, offset by an an increase in inventory and a decrease in accounts payable and accrued expenses.

Our capital expenditures for the three months ended March 29, 2008 were approximately $173,000. The 2008 capital expenditures were related primarily to building improvements, and upgraded computer and phone equipment to handle increased retail and recycling business.  The 2007 capital expenditures were related primarily to software development and building improvements.

Net cash used in financing activities was $1,941,000 for the three months ended March 29, 2008 compared to $135,000 in the same period in 2007.  The cash used for financing was primarily due to payments on the line of credit and for long-term obligations, offset by proceeds from the exercise of stock options.

At March 29, 2008, we had a $18.0 million line of credit with a lender.  The interest rate on the line as of March 29, 2008 was prime plus 2 percentage points (7.25%).  The amount of borrowings available under the line of credit is based on a formula using receivables and inventories.  The line of credit has a stated maturity date of December 31, 2010, if not renewed, and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time.  The line of credit is secured by substantially all our assets and requires minimum monthly interest payments of $58,000, regardless of the outstanding principal balance.  The lender is also secured by an inventory repurchase agreement with Whirlpool Corporation (Whirlpool) for purchases from Whirlpool only.  The line requires that we meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt we can incur, limits the amount of spending on fixed assets, and prohibits payments of dividends.  As of March 29, 2008, we were in compliance with all covenants.  At March 29, 2008, we had available borrowing capacity of $827,000.

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

PART I:  ITEM 4       CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO), Chief Financial Officer (CFO), and Controller (principal accounting officer), as appropriate, to allow timely decisions regarding required disclosures.

We also maintain a system of internal accounting controls designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our policies and procedures are followed.

Our management, under the supervision and with the participation of our CEO, CFO and Principal Accounting Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report and evaluated the controls and procedures implemented in response to the material weakness in financial reporting disclosed in our annual report on Form 10-K relating to review of certain inventory and intercompany reconciliations.  Management continues to implement, document, and test new controls and procedures and believes the material weakness will be fully remediated in 2008.  Except for changes made to address such weaknesses, there have been no changes in our internal control over financial reporting during the fiscal quarter ended March 29, 2008, or thereafter, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.  Also, management has concluded that, except for such weakness, our disclosure  controls and procedures were effective as of March 29, 2008.

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

ITEM 2  -        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - None

ITEM 3  -        DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4  -        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS – None

ITEM 5  -        OTHER INFORMATION - None

ITEM 6  -        EXHIBITS

Exhibit 31.1 – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.3 – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 – Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Appliance Recycling Centers of America, Inc. Registrant

Date: May 13, 2008	/s/Edward R. Cameron
Edward R. Cameron
President and Chief Executive Officer

Date: May 13, 2008	/s/Peter P. Hausback
Peter P. Hausback
EVP and Chief Financial Officer

Date: May 13, 2008	/s/Patrick J. Winters
Patrick J. Winters
Controller (Principal Accounting Officer)