Form 10-Q
period 2008-06-28
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2008-08-08
CIK 862861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 28, 2008

or

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

952-930-9000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes    ☒ No

As of July 31, 2008, there were outstanding 4,577,777 shares of the registrant’s Common Stock, without par value.

Appliance Recycling Centers of America, Inc. and Subsidiaries

Form 10-Q

For the Quarter Ended June 28, 2008

PART I.  FINANCIAL INFORMATION

Item 1:  Financial Statements

Appliance Recycling Centers of America, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 28, 2008	December 29, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,141,000	$2,777,000
Accounts receivable, net of allowance of $405,000 and $152,000, respectively	7,461,000	10,086,000
Inventories, net of provisions of $83,000 and $84,000, respectively	15,633,000	14,064,000
Deferred income taxes	259,000	259,000
Other current assets	850,000	995,000
Total current assets	27,344,000	28,181,000

Property and equipment, net	6,819,000	6,762,000
Other assets	569,000	589,000
Total Assets	$34,732,000	$35,532,000

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,722,000	$4,350,000
Checks issued in excess of cash in bank	—	310,000
Accrued expenses	3,896,000	4,113,000
Line of credit	12,485,000	13,585,000
Current maturities of long-term obligations	539,000	479,000
Income taxes payable	302,000	218,000
Total current liabilities	20,944,000	23,055,000

Long-term liabilities:
Long-term obligations, net of current maturities	4,905,000	4,956,000
Deferred income taxes	259,000	259,000
Total liabilities	26,108,000	28,270,000

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, no par value; authorized 10,000,000 shares; issued and outstanding 4,577,777 and 4,509,277, respectively	15,930,000	15,475,000
Accumulated deficit	(7,335,000)	(8,289,000)
Accumulated other comprehensive income	29,000	76,000
Total shareholders’ equity	8,624,000	7,262,000
Total liabilities and shareholders’ equity	$34,732,000	$35,532,000

See accompanying notes.

Appliance Recycling Centers of America, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

	Three months ended		Six months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Revenues:
Retail	$21,171,000	$18,743,000	$40,133,000	$36,432,000
Recycling	7,289,000	3,353,000	13,233,000	5,247,000
Byproduct	1,398,000	486,000	2,298,000	835,000
Total revenues	29,858,000	22,582,000	55,664,000	42,514,000

Costs of revenues	20,173,000	14,607,000	37,999,000	27,973,000
Gross profit	9,685,000	7,975,000	17,665,000	14,541,000
Selling, general and administrative expenses	8,228,000	6,768,000	15,807,000	13,510,000
Operating income	1,457,000	1,207,000	1,858,000	1,031,000

Other income (expense):
Interest expense	(327,000)	(324,000)	(724,000)	(622,000)
Other expenses, net	—	(47,000)	—	(45,000)
Income before provision for income taxes	1,130,000	836,000	1,134,000	364,000
Provision for income taxes	293,000	—	180,000	—
Net income	$837,000	$836,000	$954,000	$364,000

Net income per share:
Basic	$0.18	$0.19	$0.21	$0.08
Diluted	$0.18	$0.19	$0.21	$0.08

Weighted average number of shares outstanding:
Basic	4,571,000	4,353,000	4,563,000	4,347,000
Diluted	4,632,000	4,426,000	4,627,000	4,402,000

See accompanying notes.

Appliance Recycling Centers of America, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 28, 2008	June 30, 2007
Operating activities
Net income	$954,000	$364,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	540,000	403,000
Provision for bad debts	253,000	—
Share-based compensation expense	238,000	37,000
Change in operating assets and liabilities:
Accounts receivable	2,372,000	(2,140,000)
Inventories	(1,569,000)	(1,900,000)
Other current assets	145,000	(640,000)
Other assets	20,000	(48,000)
Accounts payable & accrued expenses	(845,000)	310,000
Income taxes payable	84,000	—
Net cash provided by (used in) operating activities	2,192,000	(3,614,000)

Investing activities
Purchases of property and equipment	(370,000)	(260,000)
Net cash used in investing activities	(370,000)	(260,000)

Financing activities
Checks issued in excess of cash in bank	(310,000)	—
Net borrowings (payments) under line of credit	(1,100,000)	2,768,000
Payments on long-term obligations	(218,000)	(131,000)
Proceeds from stock option exercises	217,000	51,000
Net cash (used in) provided by financing activities	(1,411,000)	2,688,000

Effect of exchange rate on cash and cash equivalents	(47,000)	—

Net increase (decrease) in cash and cash equivalents	364,000	(1,186,000)
Cash and cash equivalents at beginning of period	2,777,000	2,753,000
Cash and cash equivalents at end of period	$3,141,000	$1,567,000

Supplemental disclosures of cash flow information
Cash paid for interest	$724,000	$622,000
Cash paid for income taxes	$81,400	$—

Noncash investing and financing activities
Equipment acquired under capital lease	$227,000	$112,000

See accompanying notes.

Appliance Recycling Centers of America, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.                                      Nature of Business and Basis of Presentation

Appliance Recycling Centers of America, Inc. and Subsidiaries (“we”, the “Company” or “ARCA”), are in the business of providing turnkey recycling services for major household appliances for electric utilities and other sponsors of energy efficiency programs.  We sell new appliances through a chain of company-owned factory outlet stores under the name ApplianceSmart®.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Article 8 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, normal and recurring adjustments and accruals considered necessary for a fair presentation for the periods indicated have been included.  Operating results for the three-month and six-month periods ended June 28, 2008 and June 30, 2007 are presented using 13-week and 26-week periods, respectively.  The results of operations for any interim period are not necessarily indicative of the results for the year.

These financial statements should be read in conjunction with the Company’s audited financial statements and related notes thereto for the year ended December 29, 2007 included in the Company’s Form 10-K filed with the SEC on March 28, 2008.

Principles of consolidation:  The consolidated financial statements include the accounts of Appliance Recycling Centers of America, Inc. and our subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

We are a majority (60%) owner in North America Appliance Company, LLC (“NAACO”).  NAACO is a retailer of special-buy appliances in Texas.  Because NAACO has a net shareholders’ deficit, no minority interest has been recognized on our consolidated balance sheet, and 100% of NAACO’s operations are included in our consolidated financial statements.

We are a majority (60%) owner in Productos Duraderos de Norte America (“PDN”), a Mexican corporation.  PDN refurbishes household window air conditioners for sale through our NAACO operation in McAllen, Texas and through our ApplianceSmart® outlet stores. PDN has operated at a loss and therefore 100% of PDN’s operations are included in our consolidated financial statements.

ARCA Canada, Inc. (“ARCA Canada”) Canada corporation is a wholly owned subsidiary of ARCA, and its operating results are included in our consolidated financial statements.

2.                                      Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect SFAS No. 162 to have a material impact on the preparation of our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We do not believe the adoption of SFAS No. 161 will have a material effect on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements and amendment of ARB No. 51.  This statement establishes accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary.  SFAS No.160 is effective for fiscal years beginning on or after December 15, 2008.  We do not believe the adoption of SFAS No. 160 will have a material effect on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141, (Revised 2007), Business Combinations.  While this statement retains the fundamental requirement of SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations, SFAS No. 141 (Revised 2007) now establishes the principles and requirements for how an acquirer in a business combination:  recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree; recognizes and measures the goodwill acquired in the business combination or the gain from a bargain purchase; and determines what information should be disclosed in the financial statements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008.  We do not believe the adoption of SFAS No. 141 will have a material effect on our results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The adoption of SFAS No. 159 on December 30, 2007 had no impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, however, during February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2 which, deferred the effective date of certain provisions of SFAS 157 until fiscal years beginning after November 15, 2008.  We adopted the provisions of SFAS No. 157 that were not deferred under FSP No. 157-2 effective December 30, 2007.  The adoption had no impact on our consolidated financial statements.

3.                                      Significant Accounting Policies

Cash and cash equivalents:  We consider all highly liquid investments purchased with original maturity dates of three months or less to be cash equivalents.  We maintain our cash in bank deposit and money-market accounts which, at times, exceed federally insured limits.  We have not experienced any losses in such accounts.

Trade receivables:  We carry trade receivables at original invoice amount less an estimate made for doubtful accounts based on a monthly review of all outstanding amounts.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions.  We write off trade receivables when we deem them uncollectible.  We record recoveries of trade receivables previously written off when we receive them.  We consider a trade receivable to be past due if any portion of the receivable balance is outstanding for more than 90 days.  We do not charge interest on past due receivables.  Our management considers the allowance for doubtful accounts of $405,000 and $152,000 to be adequate to cover any exposure to loss as of June 28, 2008 and December 29, 2007, respectively.

Inventories:  Inventories, consisting principally of appliances, are stated at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market and consist of:

	June 28, 2008	December 29, 2007
Finished goods	$15,716,000	$14,148,000
Less provision for inventory obsolescence	(83,000)	(84,000)
	$15,633,000	$14,064,000

We provide estimated provisions for the realizability of our appliance inventories, including adjustments to market, based on various factors including the age of such inventory and our management’s assessment of the need for such provisions.  We look at historical inventory agings and margin analysis in determining our provision estimate.  We believe the provisions of $83,000 and $84,000 are adequate as of June 28, 2008 and December 29, 2007, respectively.

Property and equipment:  Property and equipment are stated at cost.  We compute depreciation using straight-line and accelerated methods over the following estimated useful lives:

Years
Buildings and improvements	18-30
Equipment	3-8

We amortize leasehold improvements on a straight-line basis over the shorter of their estimated useful lives or the underlying lease term.  Repair and maintenance costs are charged to operations as incurred.

Property and equipment consists of the following:

	June 28, 2008	December 29, 2007
Land	$2,050,000	$2,050,000
Buildings and improvements	5,066,000	4,952,000
Equipment	8,630,000	8,152,000
	15,746,000	15,154,000
Less accumulated depreciation	(8,927,000)	(8,392,000)
	$6,819,000	$6,762,000

Software development costs:  We capitalize software developed for internal use in accordance with Statement of Position (“SOP”) 98-1 and are amortizing such costs over their estimated useful life of three to five years.

Accounting for long-lived assets:  We evaluate long-lived assets such as property and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.  We assess impairment based on the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition.  Should the sum of the expected future net cash flows be less than the carrying value, we recognize an impairment loss at that time.  We measure an impairment loss by comparing the amount by which the carrying value exceeds the fair value (estimated discounted future cash flows or appraisal of assets) of the long-lived assets.  We recognized no impairment charges during the three or six months ended June 28, 2008 or June 30, 2007.

Deferred financing fees:  Deferred financing fees are presented in the consolidated balance sheet as a component of other assets and are reported net of accumulated amortization.  We record amortization expense on a straight-line basis over the term of the underlying debt.

Accounting for leases:  We conduct the majority of our retail and recycling operations from leased facilities.  The leases require payment of real estate taxes, insurance and common area maintenance in addition to rent.  The terms of our lease agreements typically range from five to ten years.  Most of the leases contain renewal clauses and escalation clauses, and certain store leases require contingent rents based on factors such as revenue.

For leases that contain predetermined fixed escalations of the minimum rent, we recognize the related rent expense on a straight-line basis from the date we take possession of the property to the end of the initial lease term.  We record any difference between straight-line rent amounts and amounts payable under the leases as part of deferred rent in accrued expenses.

Cash or lease incentives (tenant allowances) received upon entering into certain store leases are recognized on a straight-line basis as a reduction to rent from the date we take possession of the property through the end of the initial lease term.

Product warranty:  We provide a warranty for the replacement or repair of certain defective units.  Our standard warranty policy requires us to repair or replace certain defective units at no cost to our customers.  We estimate the costs that may be incurred under our warranty and record an accrual in the amount of such costs at the time we recognize product revenue.  Factors that affect our warranty accrual for covered units include the number of units sold, historical and anticipated rates of warranty claims on these units, and the cost of such claims. We periodically assess the adequacy of our recorded warranty accrual and adjust the amounts as necessary.

Changes in our warranty accrual are as follows:

	Three Month Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Beginning Balance	$87,000	$5,000	$80,000	$28,000
Standard accrual based on units sold	19,000	7,000	45,000	11,000
Actual costs incurred	(1,000)	(1,000)	(2,000)	(2,000)
Periodic accrual adjustments	(18,000)	1,000	(36,000)	(25,000)
Ending Balance	$87,000	$12,000	$87,000	$12,000

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

Share-based compensation:  We implemented the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share Based Payment,” effective January 1, 2006 using the modified prospective method.  Under this method, we recognize compensation expense on a straight-line basis over the vesting period for all stock-based awards granted on or after January 1, 2006, and for previously granted awards not yet vested as of January 1, 2006.  We use the Black-Scholes option pricing model to determine the fair value of awards at the grant date.  We calculate the expected volatility for stock options and awards using historical volatility.  We estimate a 5% forfeiture rate for stock options issued to all employees and a 0% forfeiture rate for Board of Director members, but will continue to review these estimates in future periods.  The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected life represents the period that the stock option awards are expected to be outstanding.  The expected dividend yield is zero as we have not paid or declared any cash dividends on our common stock.  Based on these valuations, we recognized share-based compensation expense of $160,000 and $238,000 for the three and six months ended June 28, 2008, respectively, and share-based compensation expense of $27,000 and $37,000 for the three and six months ended June 30, 2007, respectively. We estimate that the expense for the remainder of fiscal 2008 will be approximately $265,000, based on the value of options outstanding as of June 28, 2008.  This estimate does not include any expense for additional options that may be granted and vest during 2008.

Comprehensive income:  The components of comprehensive income include net income and the effects of foreign currency translation adjustments.  The net of tax effect of the foreign currency translation adjustment was ($22,000) and ($47,000) for the three and six months ended June 28, 2008, respectively, and was not significant for the three and six months ended June 30, 2007.

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

Taxes collected from customers:  In June 2006, the FASB ratified the consensus of Emerging Issues Task Force (EITF) Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).  EITF 06-3 concluded that the presentation of taxes imposed on revenue-producing transactions (sales, use, value added and excise taxes) on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy that should be disclosed.  We adopted EITF 06-3 during the year ended December 29, 2007, and it did not have any impact on our results of operations or financial position.  Our policy is to present taxes imposed on revenue-producing transactions on a net basis.

Segment information:   A business segment is a distinguishable component of an enterprise that is engaged in providing an individual product or service or a group of related products or services and that is subject to risks and returns that are different for those of other business segments.  We operate two reportable segments:  retail and recycling.  The retail operation is comprised of sales generated through our ApplianceSmart® factory outlet stores.  The recycling operation is comprised of all fees charged for collecting, recycling and installing appliances for utilities and other customers as well as byproduct revenues.

Estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant items subject to estimates and assumptions include the valuation allowances for accounts receivable, inventories and deferred tax assets, accrued expenses, and the assumptions we use to value share-based compensation.  Actual results could differ from those estimates.

Fair value of financial instruments:  The following methods and assumptions are used to estimate the fair value of each class of financial instrument:

Cash, cash equivalents, accounts receivable and accounts payable:  Due to their nature and short-term maturities, the carrying amounts approximate fair value.

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

4.                                      Accrued Expenses

Accrued expenses consist of the following:

	June 28, 2008	December 29, 2007
Compensation and benefits	$1,954,000	$2,113,000
Recycling incentive checks	1,109,000	1,110,000
Rent	328,000	433,000
Warranty expense	87,000	80,000
Accrued payables	148,000	190,000
Other	270,000	187,000
	$3,896,000	$4,113,000

5.                                      Basic and Diluted Net Income per Share

Basic per share amounts are computed, generally, by dividing net income by the weighted average number of common shares outstanding.  Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless their effect is anti-dilutive, thereby reducing the loss or increasing the income per common share.

In arriving at diluted weighted average shares and per share amounts, we included options with exercise prices below average market prices, for the respective fiscal periods in which they were dilutive, using the treasury stock method.  We calculated the number of potentially dilutive shares by assuming the outstanding stock options were exercised and that the proceeds from such exercises were used to acquire common stock at the average market price during the period.  For the three and six month periods ended June 28, 2008, we excluded 7,500 options from the diluted weighted-average share outstanding calculation because the stock options were granted at a price higher than the average market price for the quarter.  For the three and six months ended June 30, 2007, we excluded 62,500 options from the diluted weighted-average shares outstanding calculation because the stock options were granted at a price higher than the average market price for the quarter.

A reconciliation of the denominator in the basic and diluted income per share is as follows:

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Numerator:
Net income	$837,000	$836,000	$954,000	$364,000

Denominator:
Weighted average shares outstanding - basic	4,571,000	4,353,000	4,563,000	4,347,000
Employee stock options	61,000	73,000	64,000	55,000
Weighted average shares outstanding - diluted	4,632,000	4,426,000	4,627,000	4,402,000

Basic income per share	$0.18	$0.19	$0.21	$0.08
Diluted income per share	$0.18	$0.19	$0.21	$0.08

6.                                      Line of Credit

At June 28, 2008, we had an $18,000,000 line of credit with a lender.  The interest rate on the line as of June 28, 2008 was prime plus 1.5 percentage points or 6.5%.  The amount of borrowings available under the line of credit is based on a formula using receivables and inventories.  Our unused borrowing capacity under this line was $776,000 at June 28, 2008.  The line of credit has a stated maturity date of December 31, 2010, if not renewed, and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time.  The line of credit is collateralized by substantially all our assets and requires minimum monthly interest payments of $58,000, regardless of the outstanding principal balance.  The lender is also secured by an inventory repurchase agreement with Whirlpool Corporation for purchases from Whirlpool Corporation only.  The loan requires that we meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt we can incur, limits the amount of spending on fixed assets, and prohibits payments of dividends.  At June 28, 2008, we were in compliance with the terms of the loan agreement.

7.                                      Long-Term Obligations

Long-term debt and capital lease obligations consisted of the following:

	June 28, 2008	December 29, 2007
Adjustable rate mortgage, adjusted to equal 2.7% in excess of the average weekly yield of the 30-day LIBOR rate (5.17% as of June 28, 2008) on a 20-year amortization due October 2012, collateralized by land and building	$2,834,000	$2,902,000

6.85% mortgage, due in monthly installments of $15,326, including interest, due January 2013, collateralized by land and building	1,693,000	1,721,000

Other (primarily capital leases)	917,000	812,000
	5,444,000	5,435,000
Less current maturities	(539,000)	(479,000)
	$4,905,000	$4,956,000

8.                                      Commitments and Contingencies

Contracts:  We have entered into contracts with three of our appliance vendors.  Under the agreements there are no minimum purchase commitments; however, we have agreed to indemnify the vendors for certain claims, allegations or losses with respect to appliances we sell.

Litigation:  In December 2004, we filed suit in the U.S. District Court for the Central District of California alleging that JACO Environmental, Inc. (“JACO”) and one of our former consultants fraudulently obtained U.S. Patent No. 6,732,416 in May 2004 covering appliance recycling methods and systems which were originally developed by us beginning in 1987 and used in serving more than forty-five electric utility appliance recycling programs since that time.  We are seeking an injunction to prevent JACO from claiming that it obtained a valid patent on appliance recycling processes that we believe is based on methods and processes we invented.  In addition, we are seeking a finding by the Court that the patent obtained by JACO is unenforceable due to inequitable conduct before the United States Patent Office.  We are also asking the court for unspecified damages related to charges that JACO, in using the patent to promote its services, has engaged in unfair competition and false and misleading advertising under federal and California statutes.

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

9.                                      Segment Information

We operate two reportable segments:  retail and recycling.  The retail operation is comprised of sales generated through our ApplianceSmart® factory outlet stores.  The recycling operation is comprised of all fees charged for collecting, recycling and installing appliances for utilities and other customers as well as all byproduct revenue.  Our segments are evaluated on an operating income basis, and a stand-alone tax provision is not calculated for each segment.  Certain corporate items are not allocable to the two segments as noted in the table below.  The other accounting policies of the segments are the same as those described in Note 1, Nature of Business and Significant

Accounting Policies of our Annual Report on Form 10-K for the year ended December 29, 2007.  The information for 2007 has been labeled restated to reflect the inclusion of the comparable quarterly period, which was omitted from prior filings, in the current year report.

The following tables present our business segment information for continuing operations in the three and six months of June 28, 2008 and June 30, 2007, respectively:

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
		(Restated)		(Restated)
Revenues:
Retail	$21,171,000	$18,743,000	$40,133,000	$36,432,000
Recycling	8,687,000	3,839,000	15,531,000	6,082,000
Total revenues	$29,858,000	$22,582,000	$55,664,000	$42,514,000

Operating income:
Retail	$1,092,000	$1,499,000	$2,482,000	$2,244,000
Recycling	2,217,000	819,000	2,980,000	1,030,000
Unallocated corporate costs	(1,852,000)	(1,111,000)	(3,604,000)	(2,243,000)
Total operating income	$1,457,000	$1,207,000	$1,858,000	$1,031,000

Assets:
Retail	$21,386,000	$18,307,000	$21,386,000	$18,307,000
Recycling	10,282,000	5,572,000	10,282,000	5,572,000
Corporate assets not allocable	3,064,000	3,545,000	3,064,000	3,545,000
Total assets	$34,732,000	$27,424,000	$34,732,000	$27,424,000

Cash capital expenditures:
Retail	$126,000	$22,000	$179,000	$22,000
Recycling	22,000	55,000	74,000	63,000
Corporate assets not allocable	49,000	101,000	117,000	175,000
Total cash capital expenditures	$197,000	$178,000	$370,000	$260,000

Depreciation:
Retail	$124,000	$98,000	$232,000	$201,000
Recycling	75,000	20,000	134,000	40,000
Corporate assets not allocable	74,000	92,000	174,000	162,000
Total depreciation	$273,000	$210,000	$540,000	$403,000

Interest expense:
Retail	$204,000	$224,000	$439,000	$421,000
Recycling	55,000	30,000	127,000	61,000
Corporate assets not allocable	68,000	70,000	158,000	140,000
Total interest expense	$327,000	$324,000	$724,000	$622,000

10.                               Income Taxes

The Company recognizes income taxes under the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

In accordance with interim reporting requirements, the Company uses an estimated annual effective tax rate for computing its provision for income taxes.  The tax provision for the three and six month periods ended June 28, 2008, principally relates to taxes on the income of the Company’s Canadian operations.  For the three and six month periods ended June 30, 2007, no tax provision was recorded due to the utilization of the Company’s net operating loss carryforward. Deferred taxes are reduced by a valuation allowance to the extent that realization of the related deferred tax assets is not assured.

11.                               Shareholders’ Equity

Stock options:  Our 2006 Stock Option Plan (the 2006 Plan) permits the granting of incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified options that do not meet the requirements of Section 422.  The 2006 Plan has 600,000 shares reserved for grant. As of June 28, 2008, options to purchase an aggregate of 265,000 shares are outstanding under the 2006 Plan. Our Restated 1997 Stock Option Plan (the 1997 Plan and collectively with the 2006 Plan, the Plans), has expired.  As of June 28, 2008, options to purchase an aggregate of 25,000 shares are outstanding under the 1997 Plan, and options to purchase an aggregate of 20,000 shares are outstanding under the 1997 Plan.  Under the 1997 Plan, 430,750 options have been exercised.  Options outstanding under the expired 1997 Plan continue to be exercisable in accordance with their terms.  Options granted to employees typically vest over two years while grants to non-employee directors vest in six months.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Six Months Ended
	June 28, 2008	June 30, 2007
Expected dividend yield	—	—
Expected stock price volatility	105.46%	100.98%
Risk-free interest rate	3.62%	4.91%
Expected life of options (years)	6.86	6.05

Additional information relating to all outstanding options is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 29, 2007	146,000	$3.24
Granted during 2008	232,500	$5.42
Exercised during 2008	(68,500)	$3.19
Cancelled in 2008	—	$—
Outstanding at June 28, 2008	310,000	$4.89

The following tables summarize information about stock options outstanding as of June 28, 2008:

Options Outstanding

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 5.05 - $6.33	232,500	6.92	$5.42
$ 3.81 - $4.32	36,500	3.36	$4.12
$ 2.38 - $2.80	41,000	4.90	$2.54
	310,000	6.24	$4.89	$778,235

Options Exercisable

Range of Exercise Prices	Number of Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 5.05 - $6.33	—	—
$ 3.81 - $4.32	31,500	$4.13
$ 2.38 - $2.80	28,500	$2.62
	60,000	$3.41	$239,400

The aggregate intrinsic value in the preceding tables represent the total pretax intrinsic value based on our closing stock price of $7.40 on June 28, 2008, which theoretically could have been received by the option holders had all option holders exercised their options as of that date.  The total number of in-the-money options exercisable as of June 28, 2008 was 60,000.

12.          Accounting for Uncertainty in Income Taxes

We adopted the provisions of FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, on December 31, 2006.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  This interpretation prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At the adoption date, we applied FIN 48 to all tax positions for which the statute of limitations remained open.  The adoption of FIN 48 had no material impact on our financial position.

It is our practice to recognize interest related to income tax matters as a component of interest expense and penalties as a component of selling, general and administrative expense.  As of June 28, 2008 and December 29, 2007, we had an immaterial amount of accrued interest and penalties.

We are subject to income taxes in the U.S. federal jurisdiction, foreign jurisdictions, and various state jurisdictions.  Tax regulations from each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  With few exceptions, we are no longer subject to U.S. federal, foreign, state, or local income tax examinations by tax authorities for the years before 2004.  We are not currently under examination by any taxing jurisdiction.

We had no significant unrecognized tax benefits as of June 28, 2008 that would reasonably be expected to affect our effective tax rate during the next twelve months.

PART 1:                                               Financial Information

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

Results of Operations

Revenues:  Total revenues for the three and six months ended June 28, 2008 were $29.9 million and $55.7 million, respectively, compared to $22.6 million and $42.5 million for the same periods in the prior year, increases of 32% and 31%, respectively.

Retail revenues accounted for approximately 71% and 72% of revenues for the three and six months ended June 28, 2008, respectively.  Retail revenues for the three and six months ended June 28, 2008 were $21.2 million and $40.1 million compared to $18.7 million and $36.4 million for the same periods in 2007 increases of 13% and 10%, respectively.  Same-store retail sales increased 6% in the second quarter and 4% year-to-date (a sales comparison of fourteen stores that were open the entire first and second quarters of both 2008 and 2007).   Along with the increase in same-store revenues, the overall increase in second quarter retail revenues was due primarily to the opening of an additional location in our Columbus, Ohio, market, which opened in the fourth quarter of 2007 and the opening of our Rogers, Minnesota store in May 2008.  These new stores accounted for $1.5 million in additional revenues in the second quarter of 2008 and $2.7 million for the six months ended June 28, 2008.  Additionally, we closed our Compton, California store in September 2007.

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

At June 28, 2008, we operated sixteen retail stores.  In May, we announced the August 2008 opening of a third retail location in the San Antonio market, our seventeenth companywide.

Recycling revenues increased 117% and 152% to $7.3 million and $13.2 million for the three and six months ended June 28, 2008, respectively, from $3.4 million and $5.2 million for the respective prior-year periods.  The increase in recycling revenues is primarily due to an increase in recycling activity associated with our West Coast utility recycling customers and our customer located in Canada.  During the second quarter of 2008, we managed appliance recycling operations under thirteen contracts with electric utility companies.  Our major contracts include three companies on the West Coast, two in the Midwest, one in the South, and one in Canada.  Two of our contracts with utility customers on the West Coast run from 2006-2008.  Our contract with our Canadian utility customer runs through December 2010. Our contract with one of the utility customers in the Midwest runs through the end of 2008.  We expect to renew the contracts that are expiring in 2008 and, in fact, have started the renewal process for a few of these customers.

We are responsible for advertising the recycling program on behalf of two of the utility customers.  Each of the other utility customers is responsible for its own advertising.

Byproduct revenues for the three months ended June 28, 2008 increased 188% to $1.4 million from $0.5 million for the same period of 2007.  Byproduct revenues for the six months ended June 28, 2008 increased 175% to $2.3 million from $0.8 million for the same period of 2007.  The increases were due primarily to an increase in scrap metal volume and prices in California, Minnesota and Canada.

Gross profit: Gross profit as a percentage of total revenues for the three and six months ended June 28, 2008 decreased to 32% from 35% and to 32% from 34%, respectively, for the same periods in 2007.  The decreases were primarily due to inflation increases in various costs such as transportation, including fuel, along with cost increases related to appliance inventories and the mix of our retail sales.

We expect gross margins for the remainder of the year to be approximately 30%-32% based on currently planned levels of recycling volume and retail product purchases, as well as estimated pricing adjustments that may be needed to reflect conditions in the overall retail appliance market.

Gross profit as a percentage of total revenues for future periods can be affected favorably or unfavorably by numerous factors, including:

1.              The mix of retail products we sell.

2.              The prices at which we purchase product from the three manufacturers.

3.              Transportation costs including, but not limited, to fuel costs.

4.              The volume of appliances we receive through our recycling contracts.

5.              The price and volume of byproduct revenues.

Operating expenses:  Selling, general and administrative expenses for the three and six months ended June 28, 2008 increased by $1.5 million or 22% and $2.3 million or 17%, respectively, from the same periods in 2007.  As a percentage of total revenues, selling, general and administrative expenses decreased from 30% to 28% for the second quarter of 2008 compared to the second quarter of 2007 and decreased from 32% to 28% for the first six months of 2008 compared to the same period of 2007.  Selling expenses for the three and six months ended June 28, 2008 increased by $0.6 million or 13% and $0.7 million or 7%, respectively, from the same periods in 2007.  The increase in selling expenses was due primarily to the additional costs of operating the new outlet store in Columbus, Ohio, and our new outlet in Rogers, Minnesota offset by the decrease in selling expenses resulting from closing our retail outlet in Los Angeles, California, in the third quarter of 2007.

General and administrative expenses for the three and six months ended June 28, 2008 increased by $0.9 million or 40% and $1.6 million or 39%, respectively, from the same periods in 2007.  The increase in general and administrative expenses was due primarily to personnel costs associated with operating additional retail stores and recycling contracts, an increase in consulting costs related to Sarbanes-Oxley audit work, an increase in share-based compensation expense resulting from options granted to management and new board members in the first quarter, and costs associated with the legal proceedings discussed in Part II, Item 1, Legal Proceedings.

Other expense, net:  Interest expense of $0.3 million remained the same for the three months ended June 30, 2008 compared to the same period last year.  For the six months ended June 28, 2008 interest expense increased $0.1 million to $0.7 million compared to the same period last year.  The increase was due primarily to an increase in the average outstanding amount on the line of credit along with the increase in usage of the line of credit to provide funding of inventory purchases for our new retail outlets opened over the last year.

Net income/net income per share:  We generated net income of $0.8 million or $0.18 per basic and diluted share for the second quarter ended June 28, 2008 compared to net income of $0.8 million or $0.19 per basic and diluted share for the same period of 2007.  We generated net income of $1.0 million or $0.21 per basic and diluted share for the six months ended June 28, 2008 compared to net income of $0.4 million or $0.08 per basic and diluted share for the same period of 2007.

Liquidity and Capital Resources

We believe our financial position is strong.  At June 28, 2008, we had working capital of $6.4 million compared to $5.1 million at December 29, 2007.  Cash and cash equivalents increased to $3.1 million at June 28, 2008 from $2.8 million at December 29, 2007.  We believe we have strong credit ratios that will allow us to access capital.  We believe our short-term liquidity needs over the next twelve months will be met by funds generated from operating activities and by existing cash and cash equivalents along with the use of our revolving line of credit.  Net cash provided by operating activities was $2.2 million for the six months ended June 28, 2008 compared to net cash used in operating activities of $3.6 million in the same period of 2007.  The cash provided by operating activities was primarily due to an increase in operating income along with the changes in working capital as follows:  a decrease in accounts receivable, offset by an increase in inventory and a decrease in accounts payable and accrued expenses.

Our cash capital expenditures for the first six months of 2008 were approximately $0.4 million compared to $0.3 million for the first six months of 2007.  The 2008 capital expenditures were related primarily to building improvements and upgraded computer and phone equipment to handle increased retail and recycling business.  The 2007 capital expenditures were related primarily to software development and building improvements.

Net cash used in financing activities was $1.4 million for the six months ended June 28, 2008 compared to net cash provided by financing activities of $2.7 million in the same period in 2007.  The cash used for financing was due primarily to payments on the line of credit and for long-term obligations, offset by proceeds from the exercise of stock options.

At June 28, 2008, we had an $18 million line of credit with a lender.  The interest rate on the line as of June 28, 2008 was prime plus 1.5 percentage points or 6.50%.  The amount of borrowings available under the line of credit is based on a formula using receivables and inventories.  The line of credit has a stated maturity date of December 31, 2010, if not renewed, and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time.  The line of credit is secured by substantially all our assets and requires minimum monthly interest payments of 58,000, regardless of the outstanding principal balance.  The lender is also secured by an inventory repurchase agreement with Whirlpool Corporation (Whirlpool) for purchases from Whirlpool only.  The line requires that we meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt we can incur, limits the amount of spending on fixed assets, and prohibits payments of dividends.  As of June 28, 2008, we were in compliance with all covenants.  At June 28, 2008, we had available borrowing capacity of $0.8 million.

We believe, based on our anticipated sales per retail store, revenues from our recycling contracts and gross profit, that our cash balance, funds generated from operations and line of credit will be sufficient to finance our operations and capital expenditures for at least the next twelve months.  Our total capital requirements for 2008 will depend upon, among other things as discussed elsewhere in this report, the number and size of retail stores operating during the fiscal year and the recycling volumes generated from recycling contracts in 2008.  Currently, we have sixteen retail stores and four recycling centers in operation.  If revenues are lower than anticipated or expenses are higher than anticipated, we may require additional capital to finance operations.  Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (common or preferred stock) or other securities.  There can be no assurance that such additional sources of financing will be available or available on terms satisfactory to us or permitted by our current lender.

Critical Accounting Policies

Management utilizes its technical knowledge, cumulative business experience, judgment and other factors in the selection and application of our accounting policies.  The accounting policies described below are considered by management to be the most critical to the presentation of the consolidated financial statements because they require the most difficult, subjective and complex judgments.  Management made no changes to our critical accounting policies during the second quarter of 2008.

In applying the critical accounting policies described below, management reassesses its estimates each reporting period based on available information.  Changes in such estimates did not have a significant impact on earnings for the three or six months ended June 28, 2008.

Revenue recognition:  We recognize retail revenues when the customer pays for the appliance with cash, check or credit card.  We recognize recycling revenues when we collect and process a unit under our recycling contracts.  We recognize byproduct revenues upon shipment.

We also sell extended warranty agreements to consumers who purchase appliances from ApplianceSmart®.  We retain the obligation to provide warranty service for a small number of these agreements.  In these cases, we collect funds at the time the consumer purchases the extended warranty agreement and recognize revenues over the term of the warranty contract, which is usually 12 months.  For the remaining extended warranty agreements we sell, we are not responsible for service costs since the third-party service provider is responsible for them.  In these cases, we recognize revenues at the time of sale, in an amount equal to the sale price paid by the consumer, less a commission we pay the third-party service provider.  Revenues from the sale of extended warranty agreements are included in retail revenues.

We include shipping and handling charges to customers in retail revenues, which are recognized in the period the consumer purchases and pays for the delivery, at which time the title passes to the consumer.  The shipping and handling costs we incur related to shipping and handling charges are included in cost of revenues.

The application of our revenue recognition policy does not involve significant uncertainties and is not subject to accounting estimates or assumptions having significant sensitivity to change.

Product warranty:  Our warranty policy states that we will repair or replace defective units during the warranty period at no cost to our customers.  We are an authorized service provider for Whirlpool, Frigidaire and GE.  After we provide service to our customers who purchased an appliance from us, we submit a service reimbursement claim to the appliance manufacturer to cover the costs incurred.  There are a small number of warranties that we offer for which we are responsible for the cost of the service call.  We analyze this information periodically to determine what our potential future expense will be and then record a liability.  Our product warranty policy contains uncertainties because management must estimate the potential future expense for service calls not covered under the authorized service provider agreements with appliance manufacturers.  However, we do not believe the uncertainties relating to management’s estimates would have a material effect on our results of operations.

Trade receivables:  We carry trade receivables at original invoice amount less an estimate made for doubtful accounts based on a monthly review of all outstanding amounts.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions.  We write off trade receivables when we deem them uncollectible.  We record recoveries of trade receivables previously written off when we receive them.  We consider a trade receivable to be past due if any portion of the receivable balance is outstanding for more than 90 days.  We do not charge interest on past due receivables.

Inventories:  We value our inventories of appliances at the lower of cost, first-in, first-out (FIFO), or market and establish an inventory provision, which represents management’s estimate as to the realizability of our appliance inventory. This inventory provision contains uncertainties since we must make assumptions and apply judgments regarding inventory aging and adjustments to market. In making these assumptions and judgments, we review historical aging information and margin analyses. Our estimates and the adequacy of our inventory provision could be affected by changes in the market for appliances, including price changes by manufacturers, and such changes could have a material effect on our results of operations.

Income taxes:  We account for income taxes under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes.  Deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years.  Deferred tax assets are recognized for deductible temporary differences and tax operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled.  We assess the likelihood that our deferred tax assets will be recovered from future taxable income and record a valuation allowance to reduce our deferred tax assets to the amounts we believe to be realizable.

Share-based compensation:  We account for share-based compensation in accordance with the provisions of SFAS No. 123(R), Shared-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values.  Prior to the adoption of SFAS No. 123(R), we accounted for our stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees, and related interpretations.

We adopted SFAS No. 123(R) using the modified prospective transition method and the straight-line attribution method for recognizing compensation expense.  In accordance with the modified prospective transition method, our consolidated financial statements for periods prior to the adoption of SFAS No. 123(R) have not been restated to reflect the impact of the provisions of SFAS No. 123(R).

We used the Black-Scholes option-pricing model (“Black-Scholes Model”) for the purposes of determining the estimated fair value of our share-based payment awards at the date of grant. The Black-Scholes Model requires certain assumptions that involve judgment.  Our share-based awards have characteristics significantly different from publicly traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing pricing models may not provide a reliable single measure of the fair value of our share-based payment awards.  We will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Impact of Inflation

We do not believe there is any significant risk related to interest rate fluctuations on the long-term fixed rate debt.  However, there is interest rate risk on the line of credit, since our interest rate floats with prime, and on approximately $2.8 million in long-term debt entered into in September 2002, since our interest rate is based on the average weekly yield of the 30-day LIBOR rate.  Based on average floating rate borrowings of $15.9 million, a one-percent change in the applicable rate would have caused our interest expense to change by approximately $80,000 for the six months covered by this report.  Also, we believe that inflation, primarily in fuel costs and the decline in the housing market, could adversely affect both the price we pay for inventory and the buying habits of our customers in 2008.

Item 4:  Controls and Procedures

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

Our management, under the supervision and with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report and evaluated the controls and procedures implemented in response to the material weakness in financial reporting disclosed in our annual report on Form 10-K relating to review of certain inventory and intercompany reconciliations.  During the second quarter of 2008, management continued to implement, document, and test new controls and procedures and believes the material weakness will be fully remediated in 2008.  Except for changes made to address such weaknesses, there have been no changes in our internal control over financial reporting during the fiscal quarter ended June 28, 2008, or thereafter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Also, management has concluded that, except for such weakness, our disclosure controls and procedures were effective as of June 28, 2008.

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

PART 2:  Other Information

Item 1:  Legal Proceedings

In December 2004, we filed suit in the U.S. District Court for the Central District of California alleging that JACO Environmental, Inc. (“JACO”) and one of our former consultants fraudulently obtained U.S. Patent No. 6,732,416 in May 2004 covering appliance recycling methods and systems which were originally developed by us beginning in 1987 and used in serving more than 45 electric utility appliance recycling programs since that time.  We are seeking an injunction to prevent JACO from claiming that it obtained a valid patent on appliance recycling processes that we believe is based on methods and processes we invented.  In addition, we are seeking a finding by the Court that the patent obtained by JACO is unenforceable due to inequitable conduct before the United States Patent Office.  We are also asking the court for unspecified damages related to charges that JACO, in using the patent to promote its services, has engaged in unfair competition and false and misleading advertising under federal and California statutes.

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

Item 1A:  Risk Factors

Please refer to the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, filed with the Securities and Exchange Commission on March 28, 2008.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3:  Defaults Upon Senior Securities

None.

Item 4:  Submission of Matters to a Vote of Security Holders

On May 15, 2008, we held our Annual Meeting of Shareholders to obtain the approval of shareholders of record as of March 14, 2008 in connection with the matters listed below.  Proxies were mailed to the holders of 4,565,777 shares.  Following is a brief description of the matters voted on at the meeting and the number of votes cast for or withheld:

1.              Election of Directors

	For	Withhold
Edward R. Cameron	3,342,097	474,140
Duane S. Carlson	3,221,633	594,604
Thomas F. Hunt	3,674,856	141,381
Morgan Wolf	3,124,597	691,640
Glynnis Jones	3,676,056	140,181

Item 5:  Other Information

None.

Item 6:  Exhibits

Exhibit 31.1 – Certification of Chief Executive Officer pursuant to, Rule 13a-14(a) under the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 – Certification of Chief Financial Officer pursuant to, Rule 13a-14(a) under the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 – Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Appliance Recycling Centers of America, Inc.
Registrant

Date: August 8, 2008	/s/Edward R. Cameron
Edward R. Cameron
President and Chief Executive Officer

Date: August 8, 2008	/s/Peter P. Hausback
Peter P. Hausback
Executive Vice President and Chief Financial Officer
Principal Financial and Accounting Officer