Form 10-Q
period 2008-09-27
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2008-11-05
CIK 862861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 27, 2008

or

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

☐ Yes  ☒ No

As of October 31, 2008, there were outstanding 4,577,777 shares of the registrant’s Common Stock, without par value.

Appliance Recycling Centers of America, Inc. and Subsidiaries

Form 10-Q

For the Quarter Ended September 27, 2008

PART I.  FINANCIAL INFORMATION

Item 1:  Financial Statements

Appliance Recycling Centers of America, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 27, 2008	December 29, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,432,000	$2,777,000
Accounts receivable, net of allowance of $306,000 and $152,000, respectively	9,104,000	10,086,000
Inventories, net of provisions of $89,000 and $84,000, respectively	16,807,000	14,064,000
Deferred income taxes	259,000	259,000
Other current assets	1,162,000	995,000
Total current assets	30,764,000	28,181,000

Property and equipment, net	6,706,000	6,762,000
Other assets	610,000	589,000
Total assets	$38,080,000	$35,532,000

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$4,260,000	$4,350,000
Checks issued in excess of cash in bank	609,000	310,000
Accrued expenses	3,683,000	4,113,000
Line of credit	13,361,000	13,585,000
Current maturities of long-term obligations	539,000	479,000
Income taxes payable	460,000	218,000
Total current liabilities	22,912,000	23,055,000

Long-term liabilities:
Long-term obligations, net of current maturities	4,803,000	4,956,000
Deferred income taxes	259,000	259,000
Total liabilities	27,974,000	28,270,000

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, no par value; authorized 10,000,000 shares; issued and outstanding 4,577,777 and 4,509,277, respectively	16,271,000	15,475,000
Accumulated deficit	(6,194,000)	(8,289,000)
Accumulated other comprehensive income	29,000	76,000
Total shareholders’ equity	10,106,000	7,262,000
Total liabilities and shareholders’ equity	$38,080,000	$35,532,000

See accompanying notes.

Appliance Recycling Centers of America, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Revenues:
Retail	$18,871,000	$17,561,000	$59,004,000	$53,993,000
Recycling	8,793,000	9,035,000	22,026,000	14,282,000
Byproduct	1,931,000	774,000	4,229,000	1,609,000
Total revenues	29,595,000	27,370,000	85,259,000	69,884,000

Costs of revenues	19,463,000	18,078,000	57,462,000	46,051,000
Gross profit	10,132,000	9,292,000	27,797,000	23,833,000
Selling, general and administrative expenses	8,152,000	7,459,000	23,959,000	20,969,000
Operating income	1,980,000	1,833,000	3,838,000	2,864,000

Other income (expense):
Interest expense, net	(316,000)	(376,000)	(1,038,000)	(998,000)
Other expenses, net	33,000	12,000	31,000	(33,000)
Income before provision for income taxes	1,697,000	1,469,000	2,831,000	1,833,000
Provision for income taxes	556,000	65,000	736,000	65,000
Net income	$1,141,000	$1,404,000	$2,095,000	$1,768,000

Net income per share:
Basic	$0.25	$0.32	$0.46	$0.40
Diluted	$0.25	$0.31	$0.45	$0.40

Weighted average number of shares outstanding:
Basic	4,578,000	4,409,000	4,568,000	4,368,000
Diluted	4,608,000	4,511,000	4,622,000	4,438,000

See accompanying notes.

Appliance Recycling Centers of America, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 27, 2008	September 29, 2007
Operating activities
Net income	$2,095,000	$1,768,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	816,000	627,000
Provision for bad debts	263,000	—
Share-based compensation expense	419,000	72,000
Change in operating assets and liabilities:
Accounts receivable	719,000	(7,338,000)
Inventories	(2,743,000)	(1,325,000)
Other current assets	(167,000)	(484,000)
Other assets	(21,000)	(120,000)
Accounts payable & accrued expenses	(520,000)	675,000
Income taxes payable	242,000	46,000
Net cash provided by (used in) operating activities	1,103,000	(6,079,000)

Investing activities
Purchases of property and equipment	(508,000)	(483,000)
Net cash used in investing activities	(508,000)	(483,000)

Financing activities
Checks issued in excess of cash in bank	299,000	—
Net borrowings (payments) under line of credit	(224,000)	5,612,000
Payments on long-term obligations	(345,000)	(203,000)
Proceeds from stock option exercises	217,000	237,000
Excess tax benefits from share-based compensation	160,000	—
Net cash provided by financing activities	107,000	5,646,000

Effect of exchange rate on cash and cash equivalents	(47,000)	56,000

Net increase (decrease) in cash and cash equivalents	655,000	(860,000)
Cash and cash equivalents at beginning of period	2,777,000	2,753,000
Cash and cash equivalents at end of period	$3,432,000	$1,893,000

Supplemental disclosures of cash flow information
Cash paid for interest	$1,042,000	$1,017,000
Cash paid for income taxes	$334,000	$19,000

Noncash investing and financing activities
Equipment acquired under capital leases and financing agreements	$252,000	$270,000

See accompanying notes.

Appliance Recycling Centers of America, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.              Nature of Business and Basis of Presentation

Appliance Recycling Centers of America, Inc. and Subsidiaries (“we,” the “Company” or “ARCA”) are in the business of providing turnkey recycling services for major household appliances for electric utilities and other sponsors of energy efficiency programs.  We also sell new appliances through a chain of company-owned factory outlet stores under the name ApplianceSmart®.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Article 8 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, normal and recurring adjustments and accruals considered necessary for a fair presentation for the periods indicated have been included.  Operating results for the three-month and nine-month periods ended September 27, 2008 and September 29, 2007 are presented using 13-week and 39-week periods, respectively.  The results of operations for any interim period are not necessarily indicative of the results for the year.

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

We are a majority (60%) owner in Productos Duraderos de Norte America (“PDN”), a Mexican corporation.  PDN refurbishes household window air conditioners for sale through our NAACO operation in McAllen, Texas, and through our ApplianceSmart® outlet stores. PDN has operated at a loss and therefore 100% of PDN’s operations are included in our consolidated financial statements.

ARCA Canada Inc. (“ARCA Canada”) a Canadian corporation is a wholly owned subsidiary of ARCA, and its operating results are included in our consolidated financial statements.

Reclassifications:  Certain prior year items have been reclassified to conform to current year presentation.  The Company reclassified interest income from other income (expense) to offset interest expense.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations.  While this statement retains the fundamental requirement of SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations, SFAS No. 141 (Revised 2007) now establishes the principles and requirements for how an acquirer in a business combination:  recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree; recognizes and measures the goodwill acquired in the business combination or the gain from a bargain purchase; and determines what information should be disclosed in the financial statements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008.  We do not believe the adoption of SFAS No. 141 will have a material effect on our results of operations or financial position.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007; however, during February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2 which deferred the effective date of certain provisions of SFAS 157 until fiscal years beginning after November 15, 2008.  We adopted the provisions of SFAS No. 157 that were not deferred under FSP No. 157-2 effective December 30, 2007.  The adoption had no impact on our consolidated financial statements.

3.              Significant Accounting Policies

Cash and cash equivalents:  We consider all highly liquid investments purchased with original maturity dates of three months or less to be cash equivalents.  We maintain our cash in bank deposit and money-market accounts which, at times, exceed federally insured limits.  We have not experienced any losses in such accounts.

Trade receivables:  We carry trade receivables at original invoice amount less an estimate made for doubtful accounts based on a monthly review of all outstanding amounts.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions.  We write off trade receivables when we deem them uncollectible.  We record recoveries of trade receivables previously written off when we receive them.  We consider a trade receivable to be past due if any portion of the receivable balance is outstanding for more than 90 days.  We do not charge interest on past due receivables.  Our management considers the allowance for doubtful accounts of $306,000 and $152,000 to be adequate to cover any exposure to loss as of September 27, 2008 and December 29, 2007, respectively.

Inventories:  Inventories, consisting principally of appliances, are stated at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market and consist of:

	September 27, 2008	December 29, 2007
Finished goods	$16,896,000	$14,148,000
Less provision for inventory obsolescence	(89,000)	(84,000)
	$16,807,000	$14,064,000

We provide estimated provisions for the realizability of our appliance inventories, including adjustments to market, based on various factors including the age of such inventory and our management’s assessment of the need for such provisions.  We look at historical inventory agings and margin analysis in determining our provision estimate.  We believe the provisions of $89,000 and $84,000 are adequate as of September 27, 2008 and December 29, 2007, respectively.

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

Property and equipment consists of the following:

	September 27, 2008	December 29, 2007
Land	$2,050,000	$2,050,000
Buildings and improvements	5,133,000	4,952,000
Equipment	8,720,000	8,152,000
	15,903,000	15,154,000
Less accumulated depreciation	(9,197,000)	(8,392,000)
	$6,706,000	$6,762,000

Software development costs:  We capitalize software developed for internal use in accordance with Statement of Position (“SOP”) 98-1 and are amortizing such costs over its estimated useful life of three to five years.

 Accounting for long-lived assets:  We evaluate long-lived assets such as property and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.  We assess impairment based on the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition.  Should the sum of the expected future net cash flows be less than the carrying value, we recognize an impairment loss at that time.  We measure an impairment loss by comparing the amount by which the carrying value exceeds the fair value (estimated discounted future cash flows or appraisal of assets) of the long-lived assets.  We recognized no impairment charges during the three or nine months ended September 27, 2008 or September 29, 2007.

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

Changes in our warranty accrual are as follows:

	Three Month Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Beginning Balance	$87,000	$12,000	$80,000	$28,000
Standard accrual based on units sold	19,000	6,000	64,000	17,000
Actual costs incurred	(1,000)	(1,000)	(3,000)	(3,000)
Periodic accrual adjustments	(14,000)	(7,000)	(50,000)	(32,000)
Ending Balance	$91,000	$10,000	$91,000	$10,000

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

Share-based compensation:  We implemented the fair value recognition provisions of SFAS No. 123 (revised 2004), Share Based Payment, effective January 1, 2006 using the modified prospective method.  Under this method, we recognize compensation expense on a straight-line basis over the vesting period for all stock-based awards granted on or after January 1, 2006, and for previously granted awards not yet vested as of January 1, 2006.  We use the Black-Scholes option pricing model to determine the fair value of awards at the grant date.  We calculate the expected volatility for stock options and awards using historical volatility.  We estimate a 0%-5% forfeiture rate for stock options issued to all employees and Board of Directors members, but will continue to review these estimates in future periods.  The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected life represents the period that the stock option awards are expected to be outstanding.  The expected dividend yield is zero as we have not paid or declared any cash dividends on our common stock.  Based on these valuations, we recognized share-based compensation expense of $181,000 and $419,000 for the three and nine months ended September 27, 2008, respectively, and share-based compensation expense of $35,000 and $72,000 for the three and nine months ended September 29, 2007, respectively.  We estimate that the expense for the remainder of fiscal 2008 will be approximately $129,000, based on the value of options outstanding as of September 27, 2008.  This estimate does not include any expense for additional options that may be granted and vest during 2008.

Comprehensive income:  The components of comprehensive income include net income and the effects of foreign currency translation adjustments.  The net of tax effect of the foreign currency translation adjustment for the three and nine months ended September 27, 2008 was not significant and was a loss of $47,000, respectively. The net of tax effect of the foreign currency translation adjustment for the three and nine months ended September 29, 2007, resulted in $56,000 of comprehensive income for both periods.

Revenue recognition:  We recognize revenue from appliance sales in the period the consumer purchases and pays for the appliances, net of an allowance for estimated returns.  We recognize revenue from appliance recycling when we collect and process a unit.  We recognize byproduct revenue upon shipment.

We recognize revenue on extended warranties with retained service obligations on a straight-line basis over the period of the warranty in accordance with FASB Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.  On extended warranty arrangements we sell but others service for a fixed portion of the warranty sales price, we recognize revenue for the net amount retained at the time of sale of the extended warranty to the consumer.

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

4.              Accrued Expenses

Accrued expenses consist of the following:

	September 27, 2008	December 29, 2007
Compensation and benefits	$1,579,000	$2,113,000
Recycling incentive checks	1,110,000	1,110,000
Rent	381,000	433,000
Warranty expense	91,000	80,000
Accrued payables	237,000	190,000
Other	285,000	187,000
	$3,683,000	$4,113,000

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

In arriving at diluted weighted average shares and per share amounts, we included options with exercise prices below average market prices, for the respective fiscal periods in which they were dilutive, using the treasury stock method.  We calculated the number of potentially dilutive shares by assuming the outstanding stock options were exercised and that the proceeds from such exercises were used to acquire common stock at the average market price during the period.  As of September 27, 2008, we excluded 222,500 options from the diluted weighted-average share outstanding calculation as the effect of these options is anti-dilutive.  As of September 29, 2007, all options were dilutive.

A reconciliation of the denominator in the basic and diluted income per share is as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Numerator:
Net income	$1,141,000	$1,404,000	$2,095,000	$1,768,000

Denominator:
Weighted average shares outstanding - basic	4,578,000	4,409,000	4,568,000	4,368,000
Employee stock options	30,000	102,000	54,000	70,000
Weighted average shares outstanding - diluted	4,608,000	4,511,000	4,622,000	4,438,000

Basic income per share	$0.25	$0.32	$0.46	$0.40
Diluted income per share	$0.25	$0.31	$0.45	$0.40

6.              Line of Credit

At September 27, 2008, we had an $18,000,000 line of credit with a lender.  The interest rate on the line as of September 27, 2008 was prime plus 1.5 percentage points or 6.5%.  The amount of borrowings available under the line of credit is based on a formula using receivables and inventories.  Our unused borrowing capacity under this line was $1,089,000 at September 27, 2008.  The line of credit has a stated maturity date of December 31, 2010, if not renewed, and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time.  The line of credit is collateralized by substantially all our assets, excluding the two buildings which have mortgages attached, and requires minimum monthly interest payments of $58,000, regardless of the outstanding principal balance.  The lender is also secured by an inventory repurchase agreement with Whirlpool Corporation for purchases from Whirlpool Corporation only.  The loan requires that we meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt we can incur, limits the amount of spending on fixed assets, and prohibits payments of dividends.  At September 27, 2008, we were in compliance with the terms of the loan agreement.

In September 2008, we entered into a master equipment lease line with Carlton Financial providing up to $200,000 in available funds.  As of September 27, 2008, we had not utilized the lease line.

7.              Long-Term Obligations

Long-term debt and capital lease obligations consisted of the following:

	September 27, 2008	December 29, 2007
Adjustable rate mortgage, adjusted to equal 2.7% in excess of the average weekly yield of the 30-day LIBOR rate (5.63% as of September 27, 2008) on a 20-year amortization due October 2012, collateralized by land and building	$2,788,000	$2,902,000

6.85% mortgage, due in monthly installments of $15,326, including interest, due January 2013, collateralized by land and building	1,676,000	1,721,000

Other (primarily capital leases)	878,000	812,000
	5,342,000	5,435,000
Less current maturities	(539,000)	(479,000)
	$4,803,000	$4,956,000

8.              Commitments and Contingencies

Contracts:  We have entered into contracts with three of our appliance vendors.  Under the agreements there are no minimum purchase commitments; however, we have agreed to indemnify the vendors for certain claims, allegations or losses with respect to appliances we sell.

Litigation:  In December 2004, we filed suit in the U.S. District Court for the Central District of California alleging that JACO Environmental, Inc. (“JACO”) and one of our former consultants fraudulently obtained U.S. Patent No. 6,732,416 in May 2004 covering appliance recycling methods and systems that were originally developed by us beginning in 1987 and used in serving more than forty-five electric utility appliance recycling programs since that time.  We are seeking an injunction to prevent JACO from claiming that it obtained a valid patent on appliance recycling processes that we believe is based on methods and processes we invented.  In addition, we are seeking a finding by the Court that the patent obtained by JACO is unenforceable due to inequitable conduct before the United States Patent Office.  We are also asking the court for unspecified damages related to charges that JACO, in using the patent to promote its services, has engaged in unfair competition and false and misleading advertising under federal and California statutes.

In September 2005, we received a legally binding document in which JACO states it will not sue us or any of our customers for violating the JACO patent.  Further, the defendants in the case have not asserted any counterclaims against ARCA.  Therefore, our recycling operations will continue with our current contracts and future customers without interruption.

The case is scheduled for trial in March 2009.

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

The following tables present our business segment information for continuing operations in the three and nine months of September 27, 2008 and September 29, 2007, respectively:

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
		(Restated)		(Restated)
Revenues:
Retail	$18,871,000	$17,561,000	$59,004,000	$53,993,000
Recycling	10,724,000	9,809,000	26,255,000	15,891,000
Total revenues	$29,595,000	$27,370,000	$85,259,000	$69,884,000

Operating income (loss):
Retail	$(560,000)	$196,000	$679,000	$1,146,000
Recycling	2,964,000	1,740,000	4,577,000	2,239,000
Unallocated corporate costs	(424,000)	(103,000)	(1,418,000)	(521,000)
Total operating income	$1,980,000	$1,833,000	$3,838,000	$2,864,000

Assets:
Retail	$22,445,000	$17,410,000	$22,445,000	$17,410,000
Recycling	12,648,000	11,521,000	12,648,000	11,521,000
Corporate assets not allocable	2,987,000	3,515,000	2,987,000	3,515,000
Total assets	$38,080,000	$32,446,000	$38,080,000	$32,446,000

Cash capital expenditures:
Retail	$107,000	$2,000	$286,000	$24,000
Recycling	19,000	140,000	93,000	203,000
Corporate assets not allocable	12,000	81,000	129,000	256,000
Total cash capital expenditures	$138,000	$223,000	$508,000	$483,000

Depreciation:
Retail	$75,000	$61,000	$203,000	$182,000
Recycling	74,000	33,000	216,000	80,000
Corporate assets not allocable	127,000	131,000	397,000	365,000
Total depreciation	$276,000	$225,000	$816,000	$627,000

Interest expense:
Retail	$198,000	$270,000	$636,000	$691,000
Recycling	56,000	53,000	183,000	114,000
Corporate assets not allocable	64,000	71,000	223,000	211,000
Total interest expense	$318,000	$394,000	$1,042,000	$1,016,000

10.       Income Taxes

The Company recognizes income taxes under the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

In accordance with interim reporting requirements, the Company uses an estimated annual effective tax rate for computing its provision for income taxes.  The tax provision for the three and nine month periods ended September 27, 2008 was 33% or $556,000 and 26% or $736,000, respectively.  The Company adjusted its tax provision from 16% for the six months ended June 28, 2008 to 26% for the nine months ended September 27, 2008.  The adjustment was primarily a result of higher than estimated pre-tax earnings and indirectly related to excess tax benefits of $160,000 recorded in shareholders’ equity as a result of tax deductions for stock option exercises which were utilized during the quarter.  The tax provision for the three and nine month periods ended September 29, 2007 was $65,000.

For the nine months ended September 27, 2008, the Company estimated that it would utilize approximately $2,056,000 of net operating losses in calculating the estimated tax provision which includes $472,000 of net operating losses related to tax deductions for stock option exercises discussed above.  The estimate of net operating losses to be utilized represents all U.S. net operating losses which are not subject to Section 382 limitations.

We adopted the provisions of FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, on December 31, 2006.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  This interpretation prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At the adoption date, we applied FIN 48 to all tax positions for which the statute of limitations remained open.  The adoption of FIN 48 had no material impact on our financial position.

It is our practice to recognize interest related to income tax matters as a component of interest expense and penalties as a component of selling, general and administrative expense.  As of September 27, 2008 and December 29, 2007, we had an immaterial amount of accrued interest and penalties.

We are subject to income taxes in the U.S. federal jurisdiction, foreign jurisdictions, and various state jurisdictions.  Tax regulations from each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  With few exceptions, we are no longer subject to U.S. federal, foreign, state, or local income tax examinations by tax authorities for the years before 2005.  We are not currently under examination by any taxing jurisdiction.

We had no significant unrecognized tax benefits as of September 27, 2008 that would reasonably be expected to affect our effective tax rate during the next twelve months.

11.       Shareholders’ Equity

Stock options:  Our 2006 Stock Option Plan (the”2006 Plan”) permits the granting of incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified options that do not meet the requirements of Section 422.  The 2006 Plan has 600,000 shares reserved for grant.  As of September 27, 2008, options to purchase an aggregate of 262,500 shares are outstanding under the 2006 Plan. Our Restated 1997 Stock Option Plan (the “1997 Plan” and collectively with the 2006 Plan, the “Plans”), has expired.  As of September 27, 2008, options to purchase an aggregate of 40,000 shares are outstanding under the 1997 Plan.  Under the 1997 Plan, 424,250 options have been exercised.  Options outstanding under the expired 1997 Plan continue to be exercisable in accordance with their terms.  Options granted to employees typically vest over two years while grants to non-employee directors typically vest in six months.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine Months Ended
	September 27, 2008	September 29, 2007
Expected dividend yield	—	—
Expected stock price volatility	106.64%	100.98%
Risk-free interest rate	3.62%	4.91%
Expected life of options (years)	6.88	6.05

Additional information relating to all outstanding options is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 29, 2007	147,000	$3.27
Granted during 2008	240,500	$5.46
Exercised during 2008	(68,500)	$3.21
Cancelled in 2008	(16,500)	$4.66
Outstanding at September 27, 2008	302,500	$4.95

The following tables summarize information about stock options outstanding as of September 27, 2008:

Options Outstanding

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value
$5.05 - $6.41	230,000	6.70	$5.47
$3.81 - $4.32	35,500	4.99	$4.10
$2.38 - $2.80	37,000	4.77	$2.54
	302,500	6.27	$4.95	$98,825

Options Exercisable

Range of Exercise Prices	Number of Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$5.05 - $6.41	18,000	$5.63
$3.81 - $4.32	35,500	$4.10
$2.38 - $2.80	24,500	$2.61
	78,000	$3.98	$71,575

The aggregate intrinsic value in the preceding tables represent the total pretax intrinsic value based on our closing stock price of $4.68 on September 27, 2008, which theoretically could have been received by the option holders had all option holders exercised their options as of that date.  The total number of in-the-money options exercisable as of September 27, 2008 was 60,000.

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

The following table reflects our operating results for the periods indicated as a percentage of total revenues:

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Revenues:
Retail	63.8%	64.2%	69.2%	77.3%
Recycling	29.7	33.0	25.8	20.4
Byproduct	6.5	2.8	5.0	2.3
Total revenues	100.0	100.0	100.0	100.0

Costs of revenues	65.8	66.1	67.4	65.9
Gross profit	34.2	33.9	32.6	34.1
Selling, general and administrative expenses	27.5	27.3	28.1	30.0
Operating income	6.7	6.6	4.5	4.1

Other income (expense):
Interest expense, net	(1.1)	(1.4)	(1.2)	(1.4)
Other expenses, net	0.1	0.0	0.0	0.0
Income before provision for income taxes	5.7	5.2	3.3	2.7
Provision for income taxes	1.9	0.2	0.9	0.1
Net income	3.8%	5.0%	2.4%	2.6%

Results of Operations

For the Three Months Ending September 27, 2008 and September 29, 2007

Revenue.  Revenue for the three months ended September 27, 2008 and September 29, 2007 is as follows:

	Three Months Ended
	September 27, 2008	September 29, 2007	% Change
Revenues:
Retail	$18,871,000	$17,561,000	7%
Recycling	8,793,000	9,035,000	-3%
Byproduct	1,931,000	774,000	149%
Total revenues	$29,595,000	$27,370,000	8%

Total revenues for the three months ended September 27, 2008 were $29.6 million compared to $27.4 million for the same period in the prior year, an increase of 8%.

Retail revenues accounted for approximately 64% of the total revenues for the three months ended September 27, 2008.  Retail revenues for the three months ended September 27, 2008 were $18.9 million compared to $17.6 million for the same period in 2007, an increase of 7%.  Comparable retail sales declined 1.8% in the third quarter (a sales comparison of fourteen stores that were open the entire third quarter of both 2008 and 2007).  The overall increase in third quarter retail revenues was due primarily to the opening of an additional location in our Columbus, Ohio, market, which opened in the fourth quarter of 2007 and the opening of our Rogers, Minnesota, store in May 2008.  These new stores accounted for $1.5 million in additional revenues in the third quarter of 2008 and $2.7 million for the nine months ended September 27, 2008.  In September 2008, we opened our third retail store in the San Antonio market but this store was only open for a few weeks and, therefore, had little impact on the overall sales for the third quarter of 2008.  Additionally, we closed our Compton, California, store in September 2007.

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

As of October 30, 2008, we operated seventeen retail stores.  During the quarter, we announced the November 2008 opening of a fifth retail location in the Atlanta market and a seventh greater Minneapolis retail outlet in Rochester, Minnesota, which will bring the total count of ApplianceSmart stores to nineteen nationwide.

Recycling revenues decreased 3% to $8.8 million for the three months ended September 27, 2008 from $9.0 million for the prior-year period.  The decrease is primarily due to our California low income housing replacement program.  This program started with very strong revenues in the third quarter of 2007.  We are still experiencing strong revenues from the replacement program for the three months ended September 27, 2008 but not to the same level as the comparable period of 2007.  Recycling revenues for all of our significant contracts in both California and Canada had strong revenues during the third quarter of 2008.  During the third quarter of 2008, we managed appliance recycling operations under thirteen contracts with electric utility companies.  Our major contracts include three companies on the West Coast, two in the Midwest, one in the South, and one in Canada.  Two of our contracts with utility customers on the West Coast run from 2006-2008.  Our contract with our Canadian utility customer runs through December 2010.  Our contract with one of the utility customers in the Midwest runs through the end of 2008.  We expect to renew the contracts that are expiring in 2008 and, in fact, have started the renewal process for a few of these customers.  In October 2008, we previously announced that we signed new appliance recycling contracts with three new utility company customers.  We expect a decline in recycling revenues in fourth quarter of 2008.  During these months, we historically experience lower revenues due to seasonality.

We are responsible for advertising the recycling program on behalf of two of the utility customers.  Each of the other utility customers is responsible for its own advertising.

Byproduct revenues for the three months ended September 27, 2008 increased 149% to $1.9 million from $0.8 million for the same period of 2007.  The increases were due primarily to an increase in scrap metal volume and prices in California, Minnesota and Canada. We expect to experience a decline in by product revenues during the fourth quarter of 2008 as compared to the third quarter of 2008, primarily as a result of a drop in scrap metal prices and to a lesser extent seasonality.

Gross profit: Gross profit as a percentage of total revenues remained 34% for the three months ended September 27, 2008 compared to the same period in 2007.

We expect gross margins for the remainder of the year to be approximately 30%-32% based on currently planned levels of recycling volume and retail product purchases, as well as estimated pricing adjustments that may be needed to reflect conditions in the overall retail appliance market along with inflation on our costs.

Gross profit as a percentage of total revenues for future periods can be affected favorably or unfavorably by numerous factors, including:

1.               The mix of retail products we sell.

2.               The prices at which we purchase product from the three manufacturers.

3.               Transportation costs including, but not limited to, fuel costs.

4.               The volume of appliances we receive through our recycling contracts.

5.               The price and volume of byproduct revenues.

Operating expenses:  Selling, general and administrative expenses for the three months ended September 27, 2008 increased by $0.7 million or 9% from the same period in 2007.  As a percentage of total revenues, selling, general and administrative expenses of 28% for the third quarter of 2008 were in line with 27% for the third quarter of 2007.

Selling expenses for the three months ended September 27, 2008 increased by $0.4 million or 8% from the same period in 2007.  The increase in selling expenses was due primarily to the additional costs of operating the new outlet stores in Rogers, Minnesota and San Antonio, Texas offset by the decrease in selling expenses resulting from closing our retail outlet in Los Angeles, California, in the third quarter of 2007.

General and administrative expenses for the three months ended September 27, 2008 increased by $0.3 million or 12% from the same period in 2007.  The increase in general and administrative expenses was due primarily to personnel costs associated with operating additional retail stores and recycling contracts, an increase in consulting costs related to Sarbanes-Oxley audit work, an increase in share-based compensation expense resulting from options granted to management and new board members in the third quarter, and costs associated with the legal proceedings discussed in Part II, Item 1, Legal Proceedings.   The non-cash share-based compensation expense was $0.2 million for the third quarter of 2008 compared to an insignificant amount for the third quarter of 2007.  The increase was primarily due to stock options granted to management and employees in January 2008.

Other expense, net:  Interest expense of $0.3 million for the three months ended September 27, 2008 was comparable to interest expense of $0.4 million the same period last year.

Provision for income taxes:  Earnings for the third quarter of 2008 included a tax provision based on an effective income tax rate of 33% or $566,000 compared to an effective income tax rate of 4% or $65,000 for the third quarter of 2007. The increase in tax expense in the third quarter of 2008 is related to income generated from both our U.S. and Canadian operations. During the third quarter of 2008, we revised our 2008 annual effective rate upward to reflect our expectation, based on our current quarterly results, that our U.S. federal net operating losses will be fully utilized.

Net income/net income per share:  We generated net income of $1.1 million or $0.25 per basic and diluted share for the third quarter ended September 27, 2008 compared to net income of $1.4 million or $0.32 per basic and $0.31 diluted share for the same period of 2007.

For the Nine Months Ending September 27, 2008 and September 29, 2007

Revenue.  Revenue for the nine months ended September 27, 2008 and September 29, 2007 is as follows:

	Nine Months Ended
	September 27, 2008	September 29, 2007	% Change
Revenues:
Retail	$59,004,000	$53,993,000	9%
Recycling	22,026,000	14,282,000	54%
Byproduct	4,229,000	1,609,000	163%
Total revenues	$85,259,000	$69,884,000	22%

Total revenues for the nine months ended September 27, 2008 were $85.3 million compared to $69.9 million for the same period in the prior year, increase of 22%.

Retail revenues accounted for approximately 69% of revenues for the nine months ended September 27, 2008.  Retail revenues for the nine months ended September 27, 2008 were $59.0 million compared to $54.0 million for the same period in 2007, an increase of 9%.  Comparable retail sales increased 2.6% year-to-date (a sales comparison of fourteen stores that were open the entire first, second and third quarters of both 2008 and 2007).  The overall increase for the nine months ended September 27, 2008 was due primarily to strong positive comparable retail sales along with the impact of having two additional stores open as compared to the same period of 2007.

Recycling revenues increased 54% to $22.0 million for the nine months ended September 27, 2008 from $14.3 million for the prior year period.  The increase in recycling revenues is primarily due to an increase in recycling activity associated with our California utility recycling customers and our customer utility located in Canada.

Byproduct revenues for the nine months ended September 27, 2008 increased 163% to $4.2 million from $1.6 million for the same period of 2007.  The increase was due primarily to an increase in scrap metal volume and prices in California, Minnesota and Canada.

Gross profit: Gross profit as a percentage of total revenues for the nine months ended September 27, 2008 decreased to 33% from 34% for the same period in 2007.  The decrease was primarily due to inflation increases in various costs such as transportation, including fuel, along with cost increases related to appliance inventories and the mix of our retail sales.

Operating expenses:  Selling, general and administrative expenses for the nine months ended September 27, 2008 increased by $3.0 million or 14% from the same period in 2007.  As a percentage of total revenues, selling, general and administrative expenses decreased from 30% to 28% for the first nine months of 2008 compared to the same period of 2007.

Selling expenses for the nine months ended September 27, 2008 increased by $1.1 million or 8% from the same period in 2007.  The increase in selling expenses was due primarily to the additional costs of operating the new outlet store in Columbus, Ohio, Rogers, Minnesota and San Antonio, Texas offset by the decrease in selling expenses resulting from closing our retail outlet in Los Angeles, California, in the third quarter of 2007.

General and administrative expenses for the nine months ended September 27, 2008 increased by $1.9 million or 28% from the same period in 2007.  The increase in general and administrative expenses was due primarily to personnel costs associated with operating additional retail stores and recycling contracts, an increase in consulting costs related to Sarbanes-Oxley audit work, an increase in share-based compensation expense resulting from options granted to management and new board members in the third quarter, and costs associated with the legal proceedings discussed in Part II, Item 1, Legal Proceedings.  The non-cash share-based compensation expense was $0.4 million for the nine months ended September 27, 2008 and $0.1 million for the comparable period of 2007.  The increase was primarily due to stock options granted to management and employees in January 2008.

Other expense, net:  Interest expense remained $1.0 million for the nine months ended September 27, 2008 compared to the same period in 2007.

Provision for income taxes:  Earnings for the first nine months of 2008 were based on applying an effective income tax rate of 26% compared to an effective income tax rate of 4% for the same period last year.  The increase in tax expense in the third quarter of 2008 is related to income generated from both our U.S. and Canadian operations.

Net income/net income per share:  We generated net income of $2.1 million or $0.46 per basic and $0.45 per diluted share for the nine months ended September 27, 2008 compared to net income of $1.8 million or $0.40 per basic and diluted share for the same period of 2007.

Liquidity and Capital Resources

We believe our financial position is strong.  At September 27, 2008, we had working capital of $7.9 million compared to $5.1 million at December 29, 2007.  Cash and cash equivalents were $3.4 million and $2.8 million at September 27, 2008 and December 29, 2007, respectively.  We believe we have strong credit ratios that will allow us to access capital.  We believe our short-term liquidity needs over the next twelve months will be met by funds generated from operating activities and by existing cash and cash equivalents along with the use of our revolving line of credit.  Additionally, in September 2008, we entered into a master equipment lease line with Carlton Financial providing up to $0.2 million in available funds.  As of October 30, 2008 we had not utilized the lease line.  Net cash provided by operating activities was $1.1 million for the nine months ended September 27, 2008 compared to net cash used in operating activities of $6.1 million in the same period of 2007.  The cash provided by operating activities was primarily due to an increase in operating income along with the changes in working capital as follows:  a decrease in accounts receivable, offset by an increase in inventory and a decrease in accounts payable and accrued expenses.

Our cash capital expenditures remained $0.5 million for the first nine months of 2008 and 2007.  The 2008 capital expenditures were related primarily to building improvements and upgraded computer and phone equipment to handle increased retail and recycling business.  The 2007 capital expenditures were related primarily to software development and building improvements.

Net cash provided by financing activities was $0.1 million for the nine months ended September 27, 2008 compared to net cash provided by financing activities of $5.6 million in the same period in 2007.  The change in cash provided by financing activities was due primarily to significantly lower level of additional borrowings under our line of credit for the nine months ended September 27, 2008.

At September 27, 2008, we had an $18 million line of credit with a lender.  The interest rate on the line as of September 27, 2008 was prime plus 1.5 percentage points or 6.50%.  The amount of borrowings available under the line of credit is based on a formula using receivables and inventories.  The line of credit has a stated maturity date of December 31, 2010, if not renewed, and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time.  The line of credit is secured by substantially all our assets and requires minimum monthly interest payments of $58,000, regardless of the outstanding principal balance.  The lender is also secured by an inventory repurchase agreement with Whirlpool Corporation (Whirlpool) for purchases from Whirlpool only.  The line requires that we meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt we can incur, limits the amount of spending on fixed assets, and prohibits payments of dividends.  As of September 27, 2008, we were in compliance with all covenants.  At September 27, 2008, we had available borrowing capacity of $1.1 million.

We believe, based on our anticipated sales per retail store, revenues from our recycling contracts and gross profit, that our cash balance, funds generated from operations and line of credit will be sufficient to finance our operations and capital expenditures for at least the next twelve months.  Our total capital requirements for 2008 will depend upon, among other things as discussed elsewhere in this report, the number and size of retail stores operating during the fiscal year and the recycling volumes generated from recycling contracts in 2008.  Currently, we have seventeen retail stores and four recycling centers in operation.  If revenues are lower than anticipated or expenses are higher than anticipated, we may require additional capital to finance operations.  Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (common or preferred stock) or other securities.  There can be no assurance that such additional sources of financing will be available or available on terms satisfactory to us or permitted by our current lender.

Critical Accounting Policies

Management utilizes its technical knowledge, cumulative business experience, judgment and other factors in the selection and application of our accounting policies.  The accounting policies described below are considered by management to be the most critical to the presentation of the consolidated financial statements because they require the most difficult, subjective and complex judgments.  Management made no changes to our critical accounting policies during the third quarter of 2008.

In applying the critical accounting policies described below, management reassesses its estimates each reporting period based on available information.  Changes in such estimates did not have a significant impact on earnings for the three or nine months ended September 27, 2008.

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

Income taxes:  We account for income taxes under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes.  Deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years.  Deferred tax assets are recognized for deductible temporary differences and tax operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled.  We assess the likelihood that our deferred tax assets will be recovered from future taxable income and record a valuation allowance to reduce our deferred tax assets to the amounts we believe to be realizable.  In determining our provision for income taxes, we use an annual effective income tax rate based on annual income, permanent differences between book and tax income, and statutory income tax rates.  We adjust our annual effective income tax rate as additional information on outcomes or events becomes available.  Discrete events are recognized in the period in which they occur.

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

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Impact of Inflation

We do not believe there is any significant risk related to interest rate fluctuations on the long-term fixed rate debt.  However, there is interest rate risk on the line of credit, since our interest rate floats with prime, and on approximately $2.8 million in long-term debt entered into in September 2002, since our interest rate is based on the average weekly yield of the 30-day LIBOR rate.  Based on average floating rate borrowings of $16.3 million, a one-percent change in the applicable rate would have caused our interest expense to change by approximately $122,000 for the nine months covered by this report.  Also, we believe that inflation, primarily in fuel costs and the decline in the housing market, could adversely affect both the price we pay for inventory and the buying habits of our customers in 2008.

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

Our management, under the supervision and with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report and evaluated the controls and procedures implemented in response to the material weakness in financial reporting disclosed in our annual report on Form 10-K relating to review of certain inventory and intercompany reconciliations.  During the third quarter of 2008, management believes the material weakness is fully remediated.  Except for changes made to address such weaknesses, there have been no changes in our internal control over financial reporting during the fiscal quarter ended September 27, 2008, or thereafter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Also, management has concluded that our disclosure controls and procedures were effective as of September 27, 2008.

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

PART 2:  Other Information

Item 1:  Legal Proceedings

In December 2004, we filed suit in the U.S. District Court for the Central District of California alleging that JACO Environmental, Inc. (“JACO”) and one of our former consultants fraudulently obtained U.S. Patent No. 6,732,416 in May 2004 covering appliance recycling methods and systems that were originally developed by us beginning in 1987 and used in serving more than 45 electric utility appliance recycling programs since that time.  We are seeking an injunction to prevent JACO from claiming that it obtained a valid patent on appliance recycling processes that we believe is based on methods and processes we invented.  In addition, we are seeking a finding by the Court that the patent obtained by JACO is unenforceable due to inequitable conduct before the United States Patent Office.  We are also asking the court for unspecified damages related to charges that JACO, in using the patent to promote its services, has engaged in unfair competition and false and misleading advertising under federal and California statutes.

In September 2005, we received a legally binding document in which JACO states it will not sue us or any of our customers for violating the JACO patent.  Further, the defendants in the case have not asserted any counterclaims against ARCA.  Therefore, our recycling operations will continue with our current contracts and future customers without interruption.

The case is scheduled for trial in March 2009.

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

None.

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

Appliance Recycling Centers of America, Inc.
Registrant

Date: November 5, 2008	/s/Edward R. Cameron

Edward R. Cameron
President and Chief Executive Officer

Date: November 5, 2008	/s/Peter P. Hausback

Peter P. Hausback
Executive Vice President and Chief Financial Officer
Principal Financial and Accounting Officer