Form 10-K
period 2009-01-03
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2009-03-20
CIK 862861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 3, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                          ☐ Yes    ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of $7.40 per share, as of June 28, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was $33,875,550.

As of March 2, 2009, there were outstanding 4,577,777 shares of the registrant’s Common Stock, without par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders to be held on May 14, 2009 are incorporated by reference into Part III hereof.

PART I

ITEM 1.                             BUSINESS

General

Appliance Recycling Centers of America, Inc. and Subsidiaries (“we,” the “Company” or “ARCA”) are in the business of selling new major household appliances through a chain of Company-owned factory outlet stores under the name ApplianceSmart®.  We also provide turnkey appliance recycling services for electric utilities and other sponsors of energy efficiency programs.

We are a leading retailer and recycler of major household appliances and generate revenues from:

1.               Retail sales of appliances at our ApplianceSmart® Factory Outlets.

2.              Fees charged for collecting and recycling appliances for utilities and other sponsors of energy efficiency programs.

3.               Selling byproduct materials from appliances that we recycle, including appliances collected through our ApplianceSmart Factory Outlets.

We were incorporated in Minnesota in 1983, although through our predecessors we began our appliance retail and recycling business in 1976.  Our principal office is located at 7400 Excelsior Boulevard, Minneapolis, Minnesota, 55426-4517.  References herein to our Company include our operating subsidiaries.  (See “Exhibits.”)

Industry Background

In the United States, more than 700 million major household appliances are currently in use.  These appliances include:

Refrigerators	Washers
Freezers	Dryers
Ranges/ovens	Room air conditioners
Dishwashers	Dehumidifiers
Microwave ovens	Humidifiers

In 2008, factory shipments of major appliances totaled more than 68 million units in the U.S.  Total sales of the top 100 major appliance retailers in 2007 were over $25 billion, a slight decline compared to 2006.

With every new appliance sale comes the potential for disposal of the unit that was replaced.  Improper disposal of old appliances threatens air, ground and water resources because many types of major appliances contain substances that can damage the environment.  These harmful materials include:

1.              Polychlorinated biphenyls (“PCBs”), which have toxic effects on humans and animals.  Although the Environmental Protection Agency (“EPA”) banned the production of PCBs in 1979, it allowed manufacturers to use their remaining inventories of PCB-containing components.  Consequently, some old room air conditioners and microwave ovens have capacitors that contain PCBs, which can contaminate groundwater when released.

2.              Mercury, which easily enters the body through absorption, inhalation or ingestion, potentially causing neurological damage.  Freezers and washers may have mercury-containing switches in their lids.

3.              Chlorofluorocarbon, hydrochlorofluorocarbon, and hydrofluorocarbon (collectively, “CFC”) refrigerants, which cause long-term damage to the earth’s ozone layer and may contribute to global climate change.  Refrigerators, freezers, room air conditioners and dehumidifiers commonly contain CFC refrigerants.  CFCs are also used as blowing agents in the polyurethane foam insulation of refrigeration appliances.

4.              Other materials, such as oil and sulfur dioxide, that are harmful when released into the environment.

The federal government requires the recovery of CFC refrigerants upon appliance disposal and also regulates the management of hazardous materials found in appliances.  Most state and local governments have also enacted laws affecting how their residents dispose of unwanted appliances.  For example, some areas restrict landfills and scrap metal processors from accepting appliances unless the units have been processed to remove environmentally harmful materials.  As a result, old appliances usually cannot be discarded directly through ordinary solid waste systems.

In addition to these solid waste management and environmental issues, energy conservation is another compelling reason for proper disposal of old appliances.  Refrigerators manufactured in the 1960s and early 1970s use up to 1,750 kilowatt-hours of electricity each year.  By 2001, federal standards enacted over the years lowered the average annual energy use per new unit to less than 500 kilowatt-hours.

To encourage the permanent removal of energy inefficient appliances from use, many electric utility companies sponsor programs through which their residential customers can retire working refrigerators, freezers and room air conditioners.  Utility companies often provide assistance and incentives for consumers to discontinue use of a surplus appliance or to replace their old, inefficient appliances with newer, more efficient models.

The EPA has been supportive of efforts by electric utilities and other entities that sponsor appliance recycling programs to ensure that the collected units are managed in an environmentally sound manner.  In October 2006, the EPA launched the Responsible Appliance Disposal (“RAD”) Program, a voluntary partnership program designed to help protect the ozone layer and reduce emissions of greenhouse gases.  Through the RAD program, partners use best practices to recover ozone-depleting chemicals and other harmful materials from old refrigerators, freezers, room air conditioners and dehumidifiers. We were active participants in helping to design the RAD program and currently collect and submit annual reports to the EPA to document the environmental benefits our utility customers have achieved through their recycling programs.

Company Background

We started our business in 1976 as a used-appliance retailer that reconditioned old appliances to sell at our stores.  Under contract with national and regional retailers of new appliances, such as Sears and Montgomery Ward, we collected the replaced appliance from the customer’s residence when one of their stores delivered a new appliance in the Minneapolis/St. Paul, Miami or Atlanta market.  The old appliances that we could not sell in our stores were sold to scrap metal processors.

In the late 1980s, stricter environmental regulations began to affect the disposal of unwanted appliances, and we were no longer able to take appliances that contained hazardous components to a scrap metal processor.  At that time, we began to develop systems and equipment to remove the harmful materials so that metal processors would accept the appliance shells for processing.

We then offered our services for disposing of appliances in an environmentally sound manner to appliance manufacturers and retailers, waste hauling companies, rental property managers, local governments and the public.

Appliance Recycling for Energy Efficiency Programs

In 1989, we began contracting with electric utility companies to provide turnkey appliance recycling services to support their energy conservation efforts.  Since that time, we have provided our services to more than eighty utilities throughout the U.S. and Canada.  Current programs include:

1.               A contract with Southern California Edison (“Edison”) to handle refrigerator and freezer recycling operations, extending Edison’s 2006-2008 appliance recycling program, which covers fifty percent of the previous southern and central California territories that we handled under Edison’s 2004-2005 program.  The contract runs through December 2009.  Under terms of this agreement, Edison is responsible for advertising the program.  We expect the contract will be renewed for 2010 and 2011.

2.               A bridge contract with San Diego Gas & Electric (“SDG&E”) for their 2006-2008 program to provide refrigerator, freezer and room air conditioner recycling services for their residential and small commercial customers.  The contract runs through December 2009.  Under terms of this agreement, we are responsible for advertising the program.  We expect the contract will be renewed for 2010 and 2011.

3.               An expansion of our contract with Southern California Public Power Authority (“SCPPA”), which sponsors a program to replace and recycle old, inefficient refrigerators owned by low income residents in the city.  We currently perform these services for all participating members of SCPPA, including the Los Angeles Department of Water and Power (“LADWP”).  The contract runs through June 2010.

4.               An agreement with WPPI Energy (“WPPI”) to provide appliance recycling services through 2009.  WPPI is a regional power company owned by 50 municipalities that operate electric utilities.  They supply power to 190,000 homes and businesses in Wisconsin, Upper Michigan and Iowa.  WPPI is responsible for advertising this program.

5.               An agreement entered into in December 2004 with Austin Energy in Texas to manage appliance recycling operations in their service territory during 2005.  The contract was initially extended through 2006, 2007 and 2008, and was extended again until December 2009 with two one-year extensions.  In 2008, Austin Energy initiated a refrigerator replacement program for which we purchase and install new appliances and recycle the old units.  Austin Energy is the nation’s ninth largest community-owned electric utility, serving 388,000 customers within the City of Austin and surrounding counties.  Austin Energy is responsible for advertising this program.

6.               A contract announced in June 2007 with Ontario Power Authority (“OPA”) in Ontario, Canada, to recycle refrigerators, freezers and room air conditioners throughout the province.  The program is administered by OPA and managed by more than seventy local electric distribution companies.  This contract runs through the end of 2010.  OPA is responsible for advertising this program.

7.               A subcontracting agreement with Conservation Services Group (“CSG”) to provide appliance recycling services to Ameren Illinois Utilities (AIU) residential customers in Illinois.  The program is administered by CSG and the contract is through May 2011. We are responsible for advertising the program at the direction of CSG.

8.               In November 2008, we entered into contracts with American Electric Power (“AEP”) Texas North Company (“TNC”), Texas Central Company (“TCC”) and Southwestern Electric Power Company (“SWEPCO”) to manage appliance recycling for approximately 930,000 residential and 184,000 commercial customers through December 2009.  We are responsible for advertising the programs.

9.               Additionally, we have appliance recycling contracts with Minnesota Power and City Water Light and Power (“CWLP”) of Springfield, Illinois.

In the past two years, we have seen a heightened interest from electric utilities that recognize the effectiveness of programs to recycle energy inefficient appliances.  We are aggressively pursuing this segment of customers in 2009 and expect that we will continue to submit proposals for various new utility appliance recycling programs throughout the year.  However, we still have a limited ability to project revenues from new utility programs in 2009.  We cannot predict recycling volumes or if we will be successful obtaining new contracts.

ApplianceSmart Factory Outlets

When electric utilities began to scale back or discontinue their programs with us in the mid-1990s due to the potential of wide-scale industry deregulation, we increased our marketing to appliance manufacturers and retailers, waste haulers and property management companies.  We also concentrated on strengthening our retail appliance operations, and in 1998, we introduced ApplianceSmart Factory Outlets to focus on selling new appliances.

As of March 2009, ApplianceSmart was operating twenty factory outlets: six in the Minneapolis/St. Paul market; one in Rochester, Minn.; four in the Columbus, Ohio, market; six in the Atlanta market; and three in the San Antonio, Texas, market.  We believe we are one of the nation’s leading retailers of special-buy household appliances, primarily those manufactured by Whirlpool, General Electric and Frigidaire.  These special-buy appliances—which include close-outs, factory overruns, floor samples, returned or exchanged items, and scratch-and-dent units—typically are not integrated into manufacturers’ normal distribution channels.  In the appliance industry, these appliances require a different method of management.

The appliances we sell at ApplianceSmart are new, not used.  Some are in the carton while others are out of the carton.  One example of this type of special-buy product involves manufacturer redesign, in which a current model is updated to include a few new features and is then assigned a new model number.  Because the manufacturer ships only the latest models to retailers, a large quantity of the older model remains in the manufacturer’s inventory.

For many years, manufacturers relied on small appliance dealers to buy this product to sell in their stores.  However, today these small retailers are struggling to compete with large appliance chains: the top 10 retailers are estimated to control 80 percent of the appliance sales market.  At the same time, the expansion of big-box retailers that sell appliances has created a dramatic increase in the number of special-buy units, further straining the traditional outlet system for these appliances.  Because these special-buy appliances have value, manufacturers and retailers need an efficient management system to recover their worth.

Manufacturer Supply

We have entered into reverse logistics contracts with the following five major manufacturers:

1.               Whirlpool

2.               General Electric (“GE”)

3.               Frigidaire

4.               Danby

5.               Bosch

These agreements have been extended through 2009 and in addition to the reverse logistics contracts, we are also an authorized new-appliance dealer for these five manufacturers.

There are no guarantees on the number of units that any of the manufacturers will sell us; however, we believe that purchases from these five manufacturers will provide an adequate supply of high-quality appliances for our ApplianceSmart Factory Outlets.

Key components of our current agreements include:

1.               We have no guarantees for the number or type of appliances that we have to purchase.

2.               The agreement may be terminated by either party with 30 days’ prior written notice.

3.               We have agreed to indemnify certain manufacturers for certain claims, allegations or losses concerning the appliances we sell.

4.     In October 2008, we signed an agreement to carry appliances manufactured by Bosch.

Subsidiaries

ARCA Canada Inc., a Canadian corporation, is a wholly owned subsidiary.  ARCA Canada was formed in September 2006 to provide turnkey appliance recycling services for electric utility energy efficiency programs.

We were a sixty percent owner in North America Appliance Company, LLC (“NAACO”).  NAACO was formed and commenced operations in June 2003 and was a retailer of special-buy appliances in Texas.

We were a sixty percent owner in Productos Duraderos de Norte America (“PDN”), a Mexican corporation.  PDN was acquired in September 2006 and refurbished room air conditioners for sale through our NAACO operation in McAllen, Texas, and through our ApplianceSmart Factory Outlet stores.

During the fourth quarter of 2008, we planned and executed the shutdown of our NAACO and PDN subsidiaries.  NAACO and PDN were not operating as planned and were no longer economically viable.  In 2008, our supply of room air conditioners from a major manufacturer was depleted, no longer providing refurbishment opportunities for PDN and revenues for NAACO, which was the basis for our investment in these businesses.  We will not have any continuing involvement or significant continuing cash flows in these businesses.

Growth Strategy

Larger factory outlet facilities offer consumers a wider selection of appliances than smaller stores do and are more efficient for us to operate.  For these reasons, we intend to continue to focus our retail sales operations on larger facilities.  We would consider opening new stores primarily in markets in which we currently have operations to benefit from operational and marketing efficiencies of scale.  However, we will study other major consumer markets throughout the United States with the possibility of expanding our retail stores to new markets.  We evaluate demographic, economic and financial information as well as the facility and proposed lease terms when considering a new store location.

We have also seen renewed interest from sponsors of energy efficiency programs across the country that recognize the effectiveness of recycling energy inefficient appliances.  We are aggressively pursuing this segment of customers in 2009 and expect that we will continue to submit proposals for various new utility appliance recycling programs.

In 2008, we entered into an agreement to become the exclusive North American distributor for UNTHA Recycling Technology (URT), one of the world’s leading manufacturers of technologically advanced refrigerator recycling systems and recycling facilities for electrical household appliances and electronic scrap.  In addition to marketing these systems to the recycling industry, we intend to install a URT system at one of our higher volume appliance recycling facilities.

Customers and Source of Supply

We offer reverse logistics services to manufacturers and retailers that need an efficient way to manage appliances that fall outside their normal distribution and sales channels.  We also provide services for electric utility companies that offer their customers appliance recycling programs as an energy conservation measure.

Appliance Manufacturers:  We work with appliance manufacturers, including Whirlpool, Frigidaire, GE and Danby, to acquire the product we sell at our ApplianceSmart Factory Outlet stores.  We purchase special-buy appliances, such as discontinued models and factory overruns, and sell the product at a significant discount to full retail prices.  In addition, our participation in a national buying cooperative enables us to purchase new in-the-carton appliances to fill out our mix of product.

Although we believe that our current sources for appliances are adequate to supply our retail stores and allow us to grow our sales, we face the risk that one or more of these sources could be lost.

Electric Utility Companies:  We contract with utility companies and other sponsors of energy efficiency programs to provide a full range of appliance recycling services to help them achieve their energy savings goals.  The contracts usually have terms of one to four years, with provisions for renewal at the option of the utility.  Under some contracts, we manage all aspects of the appliance recycling program.  Under other contracts, we provide only specified services, such as collection and recycling.

Our contracts with electric utility customers prohibit us from repairing and selling appliances we receive through their programs.  Because the intent of the program is to conserve electricity, we have instituted tracking and auditing procedures to assure our customers that those appliances do not return to use.

Our pricing for energy efficiency program contracts is on a per appliance basis and depends upon several factors, including:

1.               Total number of appliances expected to be processed.

2.               Length of the contract term.

3.               Specific services the utility selects us to provide.

4.               Market factors, including labor rates and transportation costs.

Currently, we have contracts for 2009 with the following utilities to handle recycling operations in their service territories:

1.               Southern California Edison

2.               San Diego Gas & Electric

3.               WPPI Energy

4.               Austin Energy

5.               Southern California Public Power Authority

6.               Ontario Power Authority

7.               Minnesota Power

8.               Oncor

9.               AEP Texas

10.         Ameren Illinois Utilities

11.         City Water Light & Power

12.         Several other municipal utilities

Company Operations

We provide a full range of appliance recycling support services for energy efficiency programs in the U.S. and Canada.  We also purchase major appliances, primarily from appliance manufacturers, to sell through our ApplianceSmart Factory Outlets.

Many of the appliances we receive from manufacturers are still in the factory carton and ready to sell.  Other appliances need repair or cosmetic work before we deliver them to our ApplianceSmart retail outlets.  All appliances we sell are under warranty and carry a 100 percent money-back guarantee.  We also offer extended warranties, appliance delivery, factory-trained technician service and recycling of customers’ old appliances.

Appliances that do not meet our quality standards for sale at our ApplianceSmart Factory Outlets and appliances collected through utility customers’ energy conservation programs must be recycled to prevent re-use.  We process and recycle these units using environmentally sound systems and techniques.

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

Although the potential of industry deregulation negatively affected our business with electric utilities in the middle to late 1990s, we are seeing renewed interest in appliance recycling programs for energy efficiency.  We enter 2009 serving seven major utility programs and several smaller ones.  We are aggressively pursuing additional utility customers, but have a limited ability to project revenues from new utility programs in 2009.  We cannot predict recycling volumes or if we will be successful obtaining new contracts.

We have focused on a carefully managed growth plan to strengthen our retail operations.  We opened four new factory outlets in 2008 and one in 2009 and will continue to open factory outlet stores in convenient, high-traffic locations.  To supply our stores with a wide selection of appliances, we will continue to seek additional sources of product.  We currently operate twenty factory outlets in strategic markets throughout the U.S., and we believe that the growth of our retail business in the near future will likely occur through opening new ApplianceSmart Factory Outlets in our existing markets.

Principal Products and Services

We generate revenues from three sources: retail, recycling and byproduct.  Retail revenues are generated through the sale of new appliances at our ApplianceSmart Factory Outlets.  Recycling revenues are generated by charging fees for collecting and recycling appliances for utilities and other sponsors of energy efficiency programs.  Byproduct revenues are generated by selling scrap materials, such as metal and plastics, and reclaimed CFC refrigerants from appliances we collect and recycle, including those from our ApplianceSmart stores.

The table below reflects the percentage of total revenues from continuing operations from each source for the past two fiscal years.  See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2008	2007
Retail	68.6%	72.0%
Recycling	26.7%	25.3%
Byproduct	4.7%	2.7%
	100.0%	100.0%

During fiscal years 2008 and 2007, we operated two reportable segments: retail and recycling.  The retail segment is comprised of sales generated through our ApplianceSmart Factory Outlets.  Our recycling segment includes all fees charged for collecting, recycling and installing appliances for utilities and other customers and includes byproduct revenue, which is generated primarily through the recycling of appliances.  Financial information about our segments is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 12 of “Notes to Consolidated Financial Statements.”

Sales and Marketing

We use a variety of methods to promote awareness of our products and services.  We believe that we are recognized as a leader in the recycling industry and in special-buy appliance retailing.

Our ApplianceSmart Factory Outlet store concept includes establishing large showrooms in metropolitan locations where we can offer consumers a selection of hundreds of appliances at each of our stores.  Our visual branding consists of ample display of product, manufacturers’ signage and custom-designed ApplianceSmart materials in red, white and blue.  We advertise our stores through print media, television, radio and direct mail.  Through www.ApplianceSmart.com, consumers can also learn more about us on the Internet.

We market our services to electric utility companies and other sponsors of energy efficiency programs by contacting prospective customers directly, delivering educational presentations at conferences for energy efficiency professionals, participating in utility industry trade shows, networking with key affiliates of electric power and environmental associations, and promoting our corporate website at www.arcainc.com.  We submit sales proposals for our services to interested parties and in response to utility-issued requests to bid.

Seasonality

We experience some seasonality in retail revenues, with revenues in the second and third calendar quarters being slightly higher than revenues in the first and fourth calendar quarters.

Traditionally, our electric utility customers with multi-year programs have rolled out their programs towards the end of the first calendar quarter.  Promotional activities are strong during the second and third calendar quarters, leading to higher customer demand for services during that time period.  As a result, we experience a surge in business during the second and third calendar quarters, which declines through the fourth and first calendar quarters until advertising activities resume.

Competition

Our retail competition comes mainly from new-appliance and other special-buy retailers.  Each ApplianceSmart Factory Outlet competes with local and national retail appliance chains, as well as with independently owned retailers.  Many of these retailers have been in business longer than we have and may have significantly greater assets.

Many factors, including obtaining adequate resources to create and support the infrastructure required to operate large-scale appliance recycling programs, affect competition in the appliance recycling industry.  We generally compete for contracts with several other national appliance recycling businesses and energy services management companies.  We also compete with small hauling or recycling companies based in the program’s service territory; however, these companies generally are not able to offer the full range of services that we provide.

We expect our primary competition for appliance recycling contracts with existing and new customers to come from a variety of sources, including:

1.               Existing recycling companies.

2.               Entrepreneurs entering the appliance recycling business.

3.               Energy management consultants.

4.               Major waste hauling companies.

5.               Scrap metal processors.

In addition, utility companies and other customers may choose to provide all or some of the services required to operate their appliance recycling programs internally rather than contracting with outside vendors.  We have no assurance that we will be able to compete profitably in any of our chosen markets.

Government Regulation

Federal, state and local governments regulate appliance collection, recycling and sales activities.  While some requirements apply nationwide, others vary by market.  The many laws and regulations that affect appliance recycling include landfill disposal restrictions, hazardous waste management requirements and air quality standards.  For example, the 1990 Amendments to the Clean Air Act prohibit the venting of CFC and CFC-substitute refrigerants while servicing or disposing of appliances.

Each of our recycling facilities maintains the appropriate registrations, permits and licenses for operating at its location.  We register our recycling centers as hazardous waste generators with the EPA and obtain all appropriate regional and local licenses for managing hazardous wastes.  Licensed hazardous waste companies transport and recycle or dispose of the hazardous materials we generate.

We have been recognized for our work in protecting the environment from the harmful effects of improper appliance disposal.  In 2004, the EPA awarded us, along with our customer Southern California Edison, the Stratospheric Ozone Protection Award for the environmentally responsible manner in which we collect and dispose of appliances.  In 2007, we were again recognized by the EPA with a Best of the Best Stratospheric Ozone Protection Award as part of an appliance recycling team responsible for “the most exceptional global contributions in the first two decades of the Montreal Protocol.”

In 2007, we became a founding reporter of The Climate Registry, an organization that provides information regarding the measurement and reporting of greenhouse gas emissions to various governmental and private agencies and businesses.

Our retail stores obtain all business licenses, sales tax licenses and permits required for their locations.  Our delivery and collection vehicles comply with all Department of Transportation licensing requirements.

Although we believe that further governmental regulation of the appliance recycling industry could have a positive effect on us, we cannot foretell the direction of future legislation.  Under some circumstances, for example, further regulation could materially increase our operational costs.  In addition, under some circumstances we may be subject to contingent liabilities because we handle hazardous materials.  We believe we are in compliance with all government regulations regarding the handling of hazardous materials, and we have environmental insurance to mitigate the impact of any potential contingent liability.

Employees

At March 2, 2009 we had 413 full-time employees and 16 part-time employees, distributed approximately as follows:

1.               46% of our employees, including management, provide customer service, appliance collection, transportation and processing services at our recycling centers.

2.               46% of our employees, including management, work in our factory outlet stores.

3.               8% of our employees are corporate management and support staff.

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

Risks Relating to Our Business

Our strategy of opening new retail stores may result in net losses.

Our primary growth strategy is to open new retail stores.  We evaluate demographic, economic and financial information in considering a new store location.  We look primarily in markets where we currently have operations to benefit from additional operational and marketing efficiencies of scale.  New stores take time to become profitable; we cannot assure you that any individual current or future store will attain or maintain projected profitability.  We earned income from continuing operations of $1.8 million or $0.41 per diluted share for fiscal year 2008 and income from continuing operations of $2.5 million or $0.55 per diluted share for fiscal year 2007.  We have experienced improvement in our retail segment as our stores have become established.  As illustrated in Note 12 of “Notes to Consolidated Financial Statements,” operating income from the retail segment was $0.3 million in fiscal 2008 compared to $2.3 million in fiscal 2007.  This decline is the result of opening four new factory outlets and an economic slowdown that is discussed later in “Risks Relating to Our Business.”  Our full financial information is set out in the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Most of our revenues are derived from retail sales.  We expect this dependence on retail sales to continue in the future.

Most of our revenues are derived from retail sales of appliances at our ApplianceSmart Factory Outlet stores.  We currently operate twenty ApplianceSmart Factory Outlet stores.  Retail revenues have lower profit margins than recycling revenues.  While we believe that our future economic results will be heavily dependent on our retail stores, we have seen a renewed interest in recycling programs and are pursuing opportunities with providers of energy efficiency services.  In fiscal years 2008 and 2007, approximately 69% and 72%, respectively, of our revenues were from retail sales.

We currently purchase product for resale from a limited number of suppliers.

We purchase inventory for resale from three main suppliers.  While we believe that our relationship with our vendors is strong, the loss of one of these suppliers could have a negative impact on the amount and mix of product that we would be able to offer for sale, which could adversely affect our revenues and profitability.

Our revenues from recycling contracts increased in 2008, but future revenues from this source are very difficult to project.

In the past, our business was dependent largely upon our ability to obtain new contracts and continue existing contracts for appliance recycling services with utility companies.  Contracts with these entities generally have initial terms of one to four years, with renewal options and early termination clauses.  The recycling and byproducts portion of our business increased to 31% from 28% of total revenues for fiscal years 2008 and 2007, respectively.  This slight increase in fiscal 2008 compared to fiscal 2007 is partially due to increased awareness and regulation of environmental and energy conservation issues, combined with higher byproduct revenues.  However, we are still dependent on certain customers for a large portion of our revenues.  Generally, recycling revenues have a higher gross profit than retail revenues.

Three of our major utility customers, Southern California Edison Company, Ontario Power Authority and Southern California Public Power Authority, collectively accounted for approximately 23% and 21% of our total revenues for 2008 and 2007, respectively.  The loss or material reduction of business from any of these major customers could adversely affect our net revenues and profitability.

We cannot assure you that our existing recycling contracts will continue, existing customers will continue to use our services at current levels or we will be successful in obtaining new recycling contracts.

Our revenues from recycling contracts are subject to seasonal fluctuations and are dependent on the utilities’ advertising and promotional activities for contracts in which we do not provide advertising services.

In our business with utility companies, we experience seasonal fluctuations that impact our operating results.  Our recycling revenues are generally higher during the second and third calendar quarters and lower in the first and fourth calendar quarters, due largely to the promotional activity schedules over which we have no control in advertising programs managed by the utilities.  We expect that we will continue to experience such seasonal fluctuations in recycling revenues.  We experience less seasonal fluctuation in our retail business.

We may need new capital to fully execute our growth strategy.

Our business involves providing comprehensive, integrated appliance recycling services and developing a chain of retail stores.  This commitment will require a significant continuing investment in capital equipment and leasehold improvements and could require additional investment in real estate.

Our total capital requirements will depend, among the other things discussed in this annual report, on the number of recycling centers and the number and size of retail stores operating during 2009.  Currently, we have twenty retail stores and six recycling centers in operation.  If our revenues are lower than anticipated, our expenses are higher than anticipated or our current line of credit cannot be maintained, we will require additional capital to finance our operations.  Even if we are able to maintain our current line of credit, we may need additional equity or other capital in the future.  Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (including the issuance of Preferred Stock) or other securities.  We cannot assure you that any additional sources of financing or new capital will be available to us, available on acceptable terms, or permitted by the terms of our current debt.  In addition, if we sell additional equity to raise funds, all outstanding shares of Common Stock will be diluted.

A decline in general economic conditions has led to reduced consumer demand for our products and had an adverse effect on our liquidity and profitability.

Since purchases of our merchandise are dependent upon discretionary spending by our retail customers, our financial performance is sensitive to changes in overall economic conditions that affect consumer spending.  Consumer spending habits are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, gasoline prices, consumer confidence, and consumer perception of economic conditions.  A slowdown in the United States economy or uncertainty as to the economic outlook has reduced discretionary spending or caused a shift in consumer discretionary spending to other products during the fourth quarter of 2008.  These factors may likely cause us to delay or slow our expansion plans, reduce net sales and potentially result in excess inventories in 2009.  This may, in turn, lead to increased merchandise markdowns and related costs associated with higher levels of inventory that could adversely affect our liquidity and profitability in 2009.

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

Many factors, including existing and proposed governmental regulation, may affect competition in the recycling side of our business.  We generally compete with two or three companies based in the geographic area to be served, and they generally offer some of the services we provide.  We expect our primary competition for contracts with existing or new customers to come from entrepreneurs entering the appliance recycling business, energy management consultants, current recycling companies, major waste hauling companies, scrap metal processors and used-appliance dealers.  In addition, some of our customers, such as utility companies, may operate appliance recycling programs internally rather than contracting with us or other third parties.  We cannot assure you that we will be able to compete profitably in any of our chosen markets.

Changes in governmental regulations relating to our recycling business could increase our costs of operations and adversely affect our business.

Our appliance recycling centers are subject to various federal, state and local laws, regulations and licensing requirements related to providing turnkey services for energy efficiency programs.  These requirements may vary by market location and include, for example, laws concerning the management of hazardous materials and the 1990 Amendments to the Clean Air Act, which require us to recapture CFC refrigerants from appliances to prevent their release into the atmosphere.

We have registered our centers with the EPA as hazardous waste generators and have obtained required licenses from appropriate state and local authorities.  We have agreements with approved and licensed hazardous waste companies for transportation and recycling or disposal of hazardous materials generated through our recycling processes.  As is the case with all companies handling hazardous materials, under some circumstances we may be subject to contingent liability.  We believe we are in compliance with all government regulations regarding the handling of hazardous materials, and we have environmental insurance to mitigate the impact of any potential contingent liability.

Our lender has the right to demand payment in full of the borrowings under our line of credit at any time.  If it were to do so, we would not be able to pursue our growth strategy and our operations would be severely limited unless and until new financing was obtained.

We have an $18.0 million line of credit, based on the loan amendment dated February 5, 2008, with a stated maturity date of December 31, 2010.  The line of credit also provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time.  Except for our two owned properties, substantially all assets have been pledged to secure payments under the line. The line requires that we meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt we can incur, limits the amount of spending on fixed assets, and limits payments of dividends.  At March 2, 2009, borrowings of $12.2 million were outstanding under the line of credit, and we had unused borrowing capacity of $0.2 million.

We may not be able to operate successfully if we lose key personnel, are unable to hire qualified personnel or experience turnover of our management team.

We believe our operations are materially dependent upon the continued services of our present management.  The loss of services of one or more members of present management, including Edward R. (“Jack”) Cameron, our founder, Chairman of the Board and current CEO, could adversely affect our business.  We do not have employment contracts with present management.  We maintain key person insurance on the life of Mr. Cameron in the amount of $1.0 million.

We have ongoing litigation surrounding intellectual property issues and have successfully avoided a claim of infringement in a second law suit.

In December 2004, we filed suit in the U.S. District Court for the Central District of California alleging that JACO Environmental, Inc. (“JACO”) and one of our former consultants fraudulently obtained U.S. Patent No. 6,732,416 in May 2004 covering appliance recycling methods and systems which were originally developed by us beginning in 1987 and used in serving more than forty-five electric utility appliance recycling programs up to the time the suit was filed.  We sought an injunction to prevent JACO from claiming that it obtained a valid patent on appliance recycling processes that we believe is based on methods and processes we invented.  In addition, we asked the Court to find that the patent obtained by JACO is unenforceable due to inequitable conduct before the United States Patent Office.  We also asked the court for unspecified damages related to charges that JACO, in using the patent to promote its services, engaged in unfair competition and false and misleading advertising under federal and California statutes.

In September 2005, we received a legally binding document in which JACO stated it would not sue us or any of our customers for violating the JACO patent.  Further, the defendants in the case did not assert any counterclaims against ARCA.

In January 2009, the Court granted JACO a summary judgment in ARCA’s lawsuit against the parties.  The ruling was made by the same judge who had earlier denied summary judgment to the defendants.  Even though the Court’s ruling will have no impact on ARCA’s method of recycling or ability to conduct existing and future business, we filed an appeal with the Ninth Circuit Court of Appeals in California in February 2009 seeking to have the court set aside the summary judgment.  We believe the decision by the trial judge was in error and contrary to the law relating to unfair competition and false advertising.  We believe we are entitled to our day in court against JACO for damages caused by their actions, and we expect that a decision on the appeal will be handed down late in 2009 or early in 2010.

On October 24, 2006, JACO and SEG Umwelt-Service/Basis of Mettlach, Germany (SEG) filed a patent infringement lawsuit in Federal Court in San Francisco against us.  The suit claimed that we had been using refrigerator recycling systems and processes covered by two U.S. patents issued to SEG and exclusively licensed to JACO.  JACO and SEG sought an undisclosed amount in damages, in addition to an injunction barring us from continuing to use and market the systems and processes upon which we allegedly infringed.  This suit was subsequently dismissed following a transfer of the case to Los Angeles upon the motion of ARCA.

Risks Relating to Our Common Stock

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

Currently, Jack Cameron, Chairman and Chief Executive Officer, beneficially owns approximately 7.1% of our Common Stock.  Our officers and directors together beneficially hold approximately 9.0% of our Common Stock.  Medallion Capital, Inc. (“Medallion”) owns approximately 10.7% of our outstanding common shares.  Medallion also has a non-voting right to attend and participate in all meetings of our Board of Directors.  Perkins Capital Management, Inc. owns approximately 16.1% of our outstanding common shares.  Because of such ownership, our management and principal shareholders may be able to significantly affect our corporate decisions, including the election of the Board of Directors.

ITEM 1B.                                            UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                                                    PROPERTIES

Our executive offices are located in Minneapolis, Minnesota, in a Company-owned facility that includes approximately 11 acres of land.  The building contains approximately 122,000 square feet, consisting of 27,000 square feet of office space, 62,000 square feet of operations and processing space, and 33,000 square feet of retail space (as identified below with an opening date of June 1998).  We also own and use a building in Compton, California, with 11,000 square feet of office space and 35,000 square feet of warehouse and processing space.  Both facilities we own are collateral securing outstanding loans.

We currently operate twenty retail stores in the following locations:

Market	Opening Date	Retail Space (Sq. Ft.)
Minnesota	June 1998	33,000
	January 2001	24,000
	October 2001	49,000
	February 2003	33,000
	December 2004	30,000	(Also has 29,000 square feet of warehouse space)
	May 2008	23,000
	December 2008	31,000

Ohio	June 1997	20,000
	May 2001	32,000
	March 2002	30,000
	December 2007	30,000

Georgia	December 2003	30,000
	November 2004	30,000	(Also has 58,000 square feet of production/warehouse space)
	October 2006	27,000
	December 2006	46,000
	December 2008	33,000
	January 2009	25,000

Texas	October 2004	36,000
	October 2005	37,000
	September 2008	30,000

We lease all of our retail store facilities with the exception of the one location we own in Minnesota.  We generally attempt to negotiate lease terms of five to ten years for our retail stores.

We operate six processing and recycling centers.  Two are in the facilities that we own in Minnesota and California.  The other four are leased facilities in Oakville, Ontario; Austin, Texas; Arlington, Texas; and Springfield, Illinois.  Our recycling centers typically range in size from 25,000 to 40,000 square feet.

We believe that all of the facilities we occupy currently are adequate for our future needs.

ITEM 3.                                                     LEGAL PROCEEDINGS

In December 2004, we filed suit in the U.S. District Court for the Central District of California alleging that JACO Environmental, Inc. (JACO) and one of our former consultants fraudulently obtained U.S. Patent No. 6,732,416 in May 2004 covering appliance recycling methods and systems which were originally developed by us beginning in 1987 and used in serving more than forty-five electric utility appliance recycling programs up to the time the suit was filed.  We sought an injunction to prevent JACO from claiming that it obtained a valid patent on appliance recycling processes that we believe is based on methods and processes we invented.  In addition, we asked the Court to find that the patent obtained by JACO is unenforceable due to inequitable conduct before the United States Patent Office.  We also asked the court for unspecified damages related to charges that JACO, in using the patent to promote its services, engaged in unfair competition and false and misleading advertising under federal and California statutes.

In September 2005, we received a legally binding document in which JACO stated it would not sue us or any of our customers for violating the JACO patent.  Further, the defendants in the case did not assert any counterclaims against ARCA.

In January 2009, the Court granted JACO a summary judgment in ARCA’s lawsuit against the parties.  The ruling was made by the same judge who had earlier denied summary judgment to the defendants.  Even though the Court’s ruling will have no impact on ARCA’s method of recycling or ability to conduct existing and future business, we filed an appeal with the Ninth Circuit Court of Appeals in California in February 2009 seeking to have the court set aside the summary judgment.  We believe the decision by the trial judge was in error and contrary to the law relating to unfair competition and false advertising.  We believe we are entitled to our day in court against JACO for damages caused by their actions, and we expect that a decision on the appeal will be handed down late in 2009 or early in 2010.

On October 24, 2006, JACO and SEG Umwelt-Service/Basis of Mettlach, Germany (SEG) filed a patent infringement lawsuit in Federal Court in San Francisco against us.  The suit claimed that we had been using refrigerator recycling systems and processes covered by two U.S. patents issued to SEG and exclusively licensed to JACO.  JACO and SEG sought an undisclosed amount in damages, in addition to an injunction barring us from continuing to use and market the systems and processes upon which we allegedly infringed.  This suit was subsequently dismissed following a transfer of the case to Los Angeles upon the motion of ARCA.

ITEM 4.                                                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the last quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our Common Stock, which trades under the symbol “ARCI,” began trading on the NASDAQ Capital Market on February 22, 2006.  The following table sets forth, for the periods indicated, the high and low prices for our Common Stock, as reported by the NASDAQ Capital Market.  These quotations reflect the daily close prices.

	High	Low
2008
First Quarter	$8.95	$4.86
Second Quarter	7.40	4.85
Third Quarter	7.24	4.62
Fourth Quarter	4.40	2.21
2007
First Quarter	2.76	2.10
Second Quarter	5.55	2.20
Third Quarter	9.40	4.05
Fourth Quarter	11.00	6.29

On March 16, 2009, the last reported sale price of the Common Stock on the NASDAQ Capital Market was $1.31 per share.  As of March 16, 2009, there were approximately 900 beneficial holders of our Common Stock.

We have not paid dividends on our Common Stock and do not presently plan to pay dividends on our Common Stock for the foreseeable future.  Our line of credit prohibits payment of dividends.

Information concerning securities authorized for issuance under equity compensation plans is included in Part III, Item 12 of this report.

ITEM 6.                                                     SELECTED FINANCIAL DATA

The selected financial information set forth below has been derived from our consolidated financial statements and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal years of 2008 and 2007 and “Item 8. Financial Statements and Supplementary Data.” All data is in thousands except per common share data.  The data for 2004-2007 has been restated to reflect the impact of the discontinued operations of our NAACO and PDN subsidiaries.

Fiscal Years Ended	2008	2007	2006	2005	2004

Statements of Operations:
Total revenues	$110,971	$99,754	$76,857	$74,354	$52,627
Gross profit	$35,610	$32,511	$23,613	$22,214	$15,457
Operating income (loss)	$4,035	$4,142	$(959)	$(165)	$(961)
Income (loss) from continuing operations	$1,864	$2,476	$(1,257)	$(1,014)	$(1,206)
Net income (loss)	$360	$2,539	$(1,409)	$(933)	$(1,314)

Basic income (loss) from continuing operations per common share	$0.41	$0.56	$(0.29)	$(0.24)	$(0.44)
Basic income (loss) per common share	$0.08	$0.58	$(0.33)	$(0.22)	$(0.48)
Diluted income (loss) from continuing operations per common share	$0.41	$0.55	$(0.29)	$(0.24)	$(0.44)
Diluted income (loss) per common share	$0.08	$0.57	$(0.33)	$(0.22)	$(0.48)

Basic weighted average number of common shares outstanding	4,571	4,400	4,335	4,261	2,722
Diluted weighted average number of common shares outstanding	4,612	4,475	4,335	4,261	2,722

Balance Sheet:
Working capital	$5,772	$5,126	$3,026	$3,879	$4,600
Total assets	$37,415	$35,532	$23,913	$24,491	$24,340
Long-term liabilities	$5,412	$5,215	$5,377	$5,216	$5,521
Shareholders’ equity	$7,989	$7,262	$4,142	$5,421	$6,063

SELECTED QUARTERLY FINANCIAL DATA

The following table sets forth certain unaudited quarterly financial data for the eight quarters ended January 3, 2009.  In our opinion, the unaudited information set forth below has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth herein.  The operating results for any quarter are not indicative of results for any future period.  All data is in thousands except per common share data.  The data for all quarters presented has been restated to reflect the impact of the discontinued operations of our NAACO and PDN subsidiaries.

	Fiscal 2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenues	$25,702	$29,662	$29,414	$26,193
Gross profit	$8,061	$9,646	$10,162	$7,741
Operating income (loss)	$607	$1,540	$2,145	$(257)
Income (loss) from continuing operations	$327	$920	$1,277	$(660)
Net income (loss)	$117	$837	$1,141	$(1,735)

Basic income (loss) from continuing operations per common share	$0.07	$0.20	$0.28	$(0.14)
Basic earnings (loss) per common share	$0.03	$0.18	$0.25	$(0.38)
Diluted income (loss) from continuing operations per common share	$0.07	$0.20	$0.28	$(0.14)
Diluted earnings (loss) per common share	$0.03	$0.18	$0.25	$(0.38)

Basic weighted average number of common shares outstanding	4,556	4,571	4,578	4,578
Diluted weighted average number of common shares outstanding	4,624	4,632	4,608	4,578

	Fiscal 2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenues	$19,845	$22,132	$27,139	$30,638
Gross profit	$6,530	$7,692	$9,196	$9,093
Operating income (loss)	$(146)	$858	$1,837	$1,593
Income (loss) from continuing operations	$(442)	$487	$1,409	$1,022
Net income (loss)	$(472)	$836	$1,404	$771

Basic income (loss) from continuing operations per common share	$(0.10)	$0.11	$0.32	$0.23
Basic earnings (loss) per common share	$(0.11)	$0.19	$0.32	$0.17
Diluted income (loss) from continuing operations per common share	$(0.10)	$0.11	$0.31	$0.22
Diluted earnings (loss) per common share	$(0.11)	$0.19	$0.31	$0.17

Basic weighted average number of common shares outstanding	4,341	4,353	4,409	4,495
Diluted weighted average number of common shares outstanding	4,341	4,426	4,511	4,582

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the “Selected Financial Data” and the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this annual report.  Certain information contained in the discussion and analysis set forth below and elsewhere in this annual report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risk and uncertainties. In evaluating such statements, you should specifically consider the various factors identified in this annual report that could cause results to differ materially from those expressed in such forward-looking statements, including matters set forth in the section entitled “Risk Factors.”

OVERVIEW

We are in the business of selling new major household appliances through a chain of Company-owned factory outlet stores under the name ApplianceSmart®.  We also provide turnkey appliance recycling services for electric utilities and other sponsors of energy efficiency programs.

Subsidiaries.  ARCA Canada Inc., a Canadian corporation, is a wholly owned subsidiary.  ARCA Canada was formed in September 2006 to provide turnkey recycling services for electric utility energy efficiency programs.  The operating results of ARCA Canada have been consolidated in our financial statements.  We were a sixty percent owner in North America Appliance Company, LLC (“NAACO”).  NAACO was formed and commenced operations in June 2003 and was a retailer of special-buy appliances in Texas.  The operating results of NAACO have been consolidated in our financial statements.  We were a sixty percent owner in Productos Duraderos de Norte America (“PDN”), a Mexican corporation.  PDN was acquired in September 2006 and refurbished room air conditioners for sale through our NAACO operation in McAllen, Texas, and through our ApplianceSmart Factory Outlet stores.  The operating results of PDN have been consolidated in our financial statements.

Discontinued Operations.  During the fourth quarter of 2008, we planned and executed the shutdown of our NAACO and PDN operations.  NAACO and PDN were not operating as planned and were no longer economically viable.  In 2008, our supply of room air conditioners from a major manufacturer was depleted, no longer providing refurbishment opportunities for PDN and revenues for NAACO, which was the basis for our investment in these businesses.  We will not have any continuing involvement or significant continuing cash flows in these businesses.  The results of operations for NAACO and PDN were included in our retail segment.  All results of operations for periods presented prior to the abandonment date have been reclassified as discontinued operations.

Fiscal Year.  We report on a 52- or 53-week fiscal year.  Our 2008 fiscal year (“2008”) ended on January 3, 2009 and included 53 weeks.  Our 2007 fiscal year (“2007”) ended on December 29, 2007 and included 52 weeks.

KEY COMPONENTS OF RESULTS OF OPERATIONS

Revenues.  We generate revenues from three sources: retail, recycling and byproduct.  Retail revenues are generated through the sale of new of appliances at our ApplianceSmart Factory Outlet stores.  Recycling revenues are generated by charging fees for collecting and recycling appliances for utilities and other sponsors of energy efficiency programs.  Byproduct revenues are generated by selling recovered materials, such as metals and plastics, and reclaimed chlorofluorocarbons (“CFC”) refrigerants, from appliances we collect and recycle, including appliances from our ApplianceSmart Factory Outlet stores.

Cost of Revenues.  Cost of revenues includes all costs related to the purchase of inventory, including freight, costs related to receiving and distribution of inventory, and costs related to delivery and service of inventory after it is sold to the consumer.  Also, the costs related to recycling appliances, such as customer service, transportation and processing, and the cost of refrigerators used in our replacement programs, are included in the cost of revenues.  Depreciation expense related to buildings and equipment from our recycling centers is presented in cost of revenues.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses are comprised primarily of employee compensation and benefits (including share-based compensation), occupancy costs, advertising, bank processing charges, professional services and depreciation.

Interest Expense.  Interest expense is comprised of interest charges related to borrowings under our line of credit, mortgages on our Minnesota and California buildings and other long-term obligations, primarily capital leases.

Segments.  We operate two reportable segments: retail and recycling.  The retail segment is comprised of income generated through our ApplianceSmart Factory Outlet stores.  Our recycling segment includes all fees charged and costs incurred for collecting, recycling and installing appliances for utilities and other customers and includes byproduct revenue, which is primarily generated through the recycling of appliances.  Retail revenues typically have lower profit margins than recycling revenues.

Retail Segment.  We operated nineteen and fifteen factory outlet stores in 2008 and 2007, respectively.  Our nineteen factory outlet stores are located in convenient, high-traffic locations in Georgia, Minnesota, Ohio and Texas.  In 2008, we opened four new factory outlet stores: our sixth and seventh in Minnesota, third in Texas and sixth in Georgia.  In 2007, we closed our retail store in California and opened a fourth retail store in Ohio.  In January 2009, we opened our seventh factory outlet store in Georgia to bring our total number of retail stores to twenty.

Recycling Segment.  We operate six processing and recycling centers, which are located in Minnesota, California, Texas, Illinois and Ontario, Canada.  We are actively pursuing opportunities to support energy efficiency programs run by electric utility companies.  During 2008, we handled appliance recycling programs for and in the service territories of Southern California Edison; San Diego Gas & Electric; Southern California Public Power Authority; Austin Energy, AEP Texas and Oncor Electric Delivery in Texas; Ameren and City Water Light & Power in Illinois; Wisconsin Public Power; Wisconsin Energy Conservation Corporation; Ontario Power Authority; and several Southern California municipal electric utilities.

RESULTS OF OPERATIONS

The following table sets forth our consolidated financial data as a percentage of total revenues for the fiscal years 2008 and 2007:

	2008	2007
Revenues	100.0%	100.0%
Cost of revenues	67.9	67.4
Gross profit	32.1	32.6
Selling, general and administrative expenses	28.5	28.4
Operating income	3.6	4.2
Other income (expense):
Interest expense, net	(1.2)	(1.5)
Other expenses, net	0.0	(0.1)
Income from continuing operations before income taxes	2.4	2.6
Provision for income taxes	0.7	0.2
Income from continuing operations	1.7	2.4
Income (loss) from discontinued operations, net of income taxes	(0.7)	0.1
Loss on disposal of discontinued operations, net of income taxes	(0.6)	0.0
Net income	0.4%	2.5%

The following table sets forth the key results of operations by segment for the fiscal years 2008 and 2007 (dollars in millions):

	2008	2007	% Change
Revenues:
Retail	$76.2	$71.9	5.9%
Recycling	34.8	27.9	24.9%
Total revenues	$111.0	$99.8	11.2%

Operating income (loss):
Retail	$0.3	$2.3	(88.0)%
Recycling	6.0	2.3	160.4%
Unallocated corporate costs	(2.3)	(0.5)	426.2%
Total operating income	$4.0	$4.1	(2.6)%

Revenues.  Revenues for the fiscal years of 2008 and 2007 are as follows (dollars in millions):

	2008	2007	% Change
Retail	$76.2	$71.9	5.9%
Recycling	29.6	25.2	17.6%
Byproduct	5.2	2.7	94.0%
	$111.0	$99.8	11.2%

Our total revenues for 2008 increased $11.2 million or 11.2% from $99.8 million in 2007.  Retail sales accounted for 69% of total sales for 2008 compared to 72% in 2007.  We experienced growth in all of our revenue streams but do not expect this level of growth in 2009 due to the economic slowdown and decline in scrap metal prices from the first three quarters of 2008.  We expect that scrap metal prices will remain depressed throughout 2009.

Retail Revenues.  Our retail revenues for 2008 increased $4.3 million or 5.9% from $71.9 million in 2007.  The increase in retail revenues was primarily due to opening four new factory outlet stores in 2008.  These new stores contributed $6.5 million of additional revenues in 2008 compared to 2007.  The revenue growth from our new stores was partially offset by the closure of our California factory outlet in September 2007.  Our comparable store sales of the fourteen ApplianceSmart Factory Outlets that were open during the entire years of 2008 and 2007 were down 2.5% or $1.7 million.  The primary decrease in comparable store sales occurred in the fourth quarter of 2008.  Prior to the fourth quarter, our comparable sales were up 2.6% for the first three quarters of 2008 compared to the same period in 2007.  In the fourth quarter of 2008 our comparable store sales were down 16.7% primarily due to two factors: 1) the fourth quarter of 2007 was positively impacted by a large close-out purchase from a major manufacturer that resulted in strong customer sales.  This purchasing opportunity did not exist in 2008, and 2) the overall retail economy is experiencing a nationwide slowdown and cutback in consumer spending.  We expect the economic slowdown and cutback in consumer spending to continue through 2009, negatively impacting our sales.  We also plan to slow down the opening of new stores in 2009 or until we see a pickup in consumer spending.

Our factory outlets carry a wide range of new in-the-box and special-buy appliances, which include manufacturer closeouts, factory overruns, floor samples, returned or exchanged items, open-carton items, and scratch and dent appliances.  All these appliances are new.  Some are in the carton while others are out of the carton.

We continue to purchase the majority of both new in-the-box and special-buy appliances from Whirlpool, GE and Frigidaire.  We have no minimum purchase requirements with any of these manufacturers.  We believe purchases from these three manufacturers will provide an adequate supply of high-quality appliances for our retail factory outlets; however, there is a risk that one or more of these sources could be curtailed or lost.

Recycling Revenues.  Our recycling revenues for 2008 increased $4.4 million or 17.6% from $25.2 million in 2007.  The increase was primarily due to recycling more appliances under our Ontario Power Authority and Southern California Public Power Authority contracts in 2008 compared to 2007.  We are aggressively pursuing new appliance recycling programs but cannot predict if we will be successful in signing new contracts or renewing existing contracts.

Byproduct Revenues.  Our byproduct revenues for 2008 increased $2.5 million or 94.0% from $2.7 million in 2007.  The increase was due primarily to higher scrap metal prices we received during the first three quarters of 2008 and, to a lesser extent, increased recycling volumes.  During the fourth quarter of 2008, there was a significant decline in the demand and prices we received for scrap materials.  We expect that scrap material prices will stay depressed throughout 2009.

Gross Profit.  Our overall gross profit increased $3.1 million or 9.5% from $32.5 million in 2007.  Our gross profit as a percentage of total revenue was 32% in 2008 compared to 33% in 2007.  Recycling gross profit percentages are typically higher than retail gross profit percentages. Our gross profit as a percentage of total revenues for future periods can be affected favorably or unfavorably by numerous factors, including:

1.               The mix of retail products we sell.

2.               The prices at which we purchase product from the major manufacturers who supply product to us.

3.               The volume of appliances we receive through our recycling contracts.

4.               The volume and price of scrap metals, plastics and reclaimed CFCs.

Unless we can significantly increase our appliance purchasing volume, resulting in a higher level rebates, or sign substantial recycling contracts utilizing our current recycling facilities, gross profit percentages will remain flat in 2009.

Selling, General and Administrative Expenses.  Our selling, general and administrative (“SG&A”) expenses for 2008 increased $3.2 million or 11.3% from $28.4 million in 2007.  Our SG&A expenses as a percentage of total revenues remained unchanged at 28% in 2008 compared to 2007.  Selling expenses increased $1.4 million to $19.9 million in 2008 from $18.5 million in 2007.  The increase in selling expenses was due primarily to opening four new factory outlet stores in 2008 and the full-year impact of opening our factory outlet store in Ohio in December 2007.  General and administrative expenses increased $1.9 million to $11.7 million in 2008 from $9.8 million in 2007.  The increase was due primarily to additional employee compensation, share-based compensation and legal fees associated with the legal proceedings discussed in Part I, Item 3, “Legal Proceedings,” and Note 8 of “Notes to Consolidated Financial Statements.”  We expect SG&A expenses to decrease slightly as a percentage of total revenues in 2009 due to cost saving initiatives.

Interest Expense.  Interest expense decreased $0.1 million to $1.4 million in 2008 compared to $1.5 million in 2007.  The decrease was primarily due to the decline in the weighted average interest rate on our line of credit from 10.58% in 2007 to 6.83% in 2008.  We cannot predict what will happen with interest rates in 2009.

Provision for Income Taxes.  Our provision for income taxes for 2008 increased $0.5 million to $0.7 million in 2008 compared to $0.2 million in 2007.  The increase is primarily due to taxable income from our Canadian subsidiary.  As of January 3, 2009 and December 29, 2007, we recorded cumulative valuation allowances of $2.2 million and $2.3 million, respectively, against our U.S. net deferred tax assets due to the uncertainty of their realization.  The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  We do not expect a significant increase or decrease in our provision for income taxes in 2009.

Discontinued Operations.  During the fourth quarter of 2008, we planned and executed the shutdown of our NAACO and PDN operations.  NAACO and PDN were not operating as planned and were no longer economically viable.  In 2008, our supply of room air conditioners from a major manufacturer was depleted, no longer providing refurbishment opportunities for PDN and revenues for NAACO, which was the basis for our investment in these businesses.  We will not have any continuing involvement or significant continuing cash flows in these businesses.  The results of operations for NAACO and PDN were included in our retail segment and have been reclassified as discontinued operations.  During the fiscal years ended January 3, 2009 and December 29, 2007, NAACO and PDN had revenues of $0.8 million and $1.0 million, respectively, and income (loss) before taxes of ($0.9) million and $0.1 million, respectively.  We recorded a loss on the disposal of NAACO and PDN of $0.7 million, net of taxes in 2008, which consisted of termination costs and the write-down of certain assets to fair value upon the abandonment of the operations in December.

LIQUIDITY AND CAPITAL RESOURCES

Principal Sources and Uses of Liquidity.  Our principal sources of liquidity are cash from operations and borrowings under our line of credit.  Our principal liquidity requirements consist of long-term debt obligations, capital expenditures and working capital.  Our cash and cash equivalents as of January 3, 2009 were $3.5 million compared to $2.8 million as of December 29, 2007.  Our working capital increased to $5.8 million for the year ended January 3, 2009 compared to $5.1 million for the year ended December 29, 2007.

Net Cash Provided by (Used in) Operating Activities.  Our net cash provided by operating activities was $1.6 million in 2008 compared to net cash used in operating activities of $6.2 million in 2007.  During 2008, inventories increased by $5.0 million, primarily due to opening four new factory outlet stores, compared to a $3.1 million increase in 2007.  During 2008, accounts receivable decreased $3.6 million, primarily due to the timing of collections of recycling receivables which was largely the cause of the increase of $7.7 million in 2007.

Net Cash Used in Investing Activities.  Our net cash used in investing activities was $0.8 million in 2008 compared to $0.9 million in 2007.  The net cash used in investing activities in 2008 and 2007 was primarily related to the purchase of computer equipment, phone systems, leasehold improvements to support our new store openings and recycling equipment to support recycling contracts.  We did not have any material purchase commitments for assets as of January 3, 2009 or through March 2, 2009.

Net Cash Provided by Financing Activities.  Our net cash provided by financing activities was $0.4 million in 2008 compared to $7.1 million in 2007.  The net cash provided by financing activities in 2008 was primarily due to borrowings under our line of credit, partially offset by payments on our long-term debt obligations.  The net cash provided by financing activities in 2007 was primarily due to increased borrowings under the line of credit for inventory purchases and stock option exercises, offset by payments on long-term debt obligations.

Outstanding Indebtedness.  As of January 3, 2009, we had an $18.0 million line of credit with a lender.  The line was increased from $16.0 million to $18.0 million on February 5, 2008.  The interest rate on the line as of January 3, 2009 was 6.25% (the greater of prime plus 1.50 percentage points or 6.25%).  The amount of borrowings available under the line of credit is based on a formula using receivables and inventories.  We may not have access to the full $18.0 million line of credit due to the formula using our receivables and inventories.  The outstanding balance and unused borrowing capacity were $14.5 million and $0.4 million, respectively, as of January 3, 2009.  At March 2, 2009, borrowings of $12.2 million were outstanding under the line of credit, and we had unused borrowing capacity of $0.2 million.  The line of credit has a stated maturity date of December 31, 2010, if not renewed, and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time.  The line of credit is secured by substantially all our assets and requires minimum monthly interest payments of $58,000, regardless of the outstanding principal balance.  The lender is also secured by an inventory repurchase agreement with Whirlpool Corporation for purchases from Whirlpool only.  The line requires that we meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt we can incur, limits the amount of spending on fixed assets and prohibits payments of dividends.  As of January 3, 2009 we were not in compliance with certain financial covenants and received a waiver from the lender.

In September 2008, we entered into a master equipment lease with a lender providing up to $0.3 million in available funds.  As of January 3, 2009, we had utilized the entire lease line to fund equipment for the new retail outlets opened in December 2008 and January 2009.

As of January 3, 2009, we had long-term obligations of $5.5 million consisting of mortgages on our Minnesota and California buildings along with various financings, primarily consisting of capital leases.

The future annual maturities of long-term obligations are as follows (in millions):

2009	$0.6
2010	0.6
2011	0.5
2012	2.5
2013	1.3
$5.5

We believe, based on the anticipated sales per retail store, the anticipated revenues from our recycling contracts and our anticipated gross profit, that our cash balance, anticipated funds generated from operations and our current line of credit will be sufficient to finance our operations, long-term debt obligations and capital expenditures through December 2009.  Our total capital requirements for 2009 will depend upon, among other things as discussed below, the number and size of retail stores operating during the fiscal year and the recycling volumes generated from recycling contracts in 2009.  Currently, we have twenty retail stores and six recycling centers in operation.  We may need additional capital to finance our operations if our revenues are lower than anticipated or our expenses are higher than anticipated, or we pursue new opportunities.  Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (common or preferred stock) or other financing opportunities.  There can be no assurance that such additional sources of financing will be available on terms satisfactory to us or permitted by our current debt agreement.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our discussion of the financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States.  The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities at the date of the financial statements.  Management regularly reviews its estimates and assumptions, which are based on historical factors and other factors that are believed to be relevant under the circumstances.  Actual results may differ from these estimates under different assumptions, estimates or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.  See Note 3 of “Notes to Consolidated Financial Statements” for additional disclosure of the application of these and other accounting policies.

Revenue Recognition.  We recognize revenue from appliance sales in the period the consumer purchases and pays for the appliance, net of an allowance for estimated returns.  We recognize revenue from appliance recycling when we collect and process a unit.  We recognize byproduct revenue upon shipment.  We recognize revenue on extended warranties with retained service obligations on a straight-line basis over the period of the warranty in accordance with FASB Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.  On extended warranty arrangements that we sell but others service for a fixed portion of the warranty sales price, we recognize revenue for the net amount retained at the time of sale of the extended warranty to the consumer.  We include shipping and handling charges to customers in revenue, which is recognized in the period the consumer purchases and pays for delivery.  Shipping and handling costs that we incur are included in cost of revenues.  The application of our revenue recognition policy does not involve significant uncertainties and is not subject to accounting estimates or assumptions having significant sensitivity to change.

Product Warranty.  We provide a warranty for the replacement or repair of certain defective units.  Our standard warranty policy requires us to repair or replace certain defective units at no cost to our customers.  We estimate the costs that may be incurred under our warranty and record an accrual in the amount of such costs at the time we recognize product revenue.  Factors that affect our warranty accrual for covered units include the number of units sold, historical and anticipated rates of warranty claims on these units, and the cost of such claims.  We periodically assess the adequacy of our recorded warranty accrual and adjust the amounts as necessary.  Historically, our actual experience has not differed significantly from our estimates.

Trade Receivables.  We carry trade receivables at the original invoice amount less an estimate made for doubtful accounts based on a monthly review of all outstanding amounts.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions.  We write off trade receivables when we deem them uncollectible.  We record recoveries of trade receivables previously written off when we receive them.  We consider a trade receivable to be past due if any portion of the receivable balance is outstanding for more than ninety days.  We do not charge interest on past due receivables.

Inventories.  Our inventories, consisting principally of appliances, are stated at the lower of cost, determined on a specific identification basis, or market.  We provide estimated provisions for the obsolescence of our appliance inventories, including adjustments to market, based on various factors, including the age of such inventory and our management’s assessment of the need for such provisions.  We look at historical inventory agings and margin analysis in determining our provision estimate.  Historically, our actual experience has not differed significantly from our estimates.

Income Taxes.  We account for income taxes under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes.  Deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years.  Deferred tax assets are recognized for deductible temporary differences and tax operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled.  We assess the likelihood that our deferred tax assets will be recovered from future taxable income and record a valuation allowance to reduce our deferred tax assets to the amounts we believe to be realizable.  We concluded that a full valuation allowance against our U.S. deferred tax assets was appropriate as of January 3, 2009.

Share-Based Compensation.  We account for share-based compensation in accordance with SFAS No. 123 (revised 2004), Share Based Payment, using the modified prospective method.  Under this method, we recognize compensation expense on a straight-line basis over the vesting period for all share-based awards granted on or after January 1, 2006, and for previously granted awards not yet vested as of January 1, 2006.  We use the Black-Scholes option pricing model to determine the fair value of awards at the grant date.  We calculate the expected volatility for stock options and awards using historical volatility.  We estimate a 0%-5% forfeiture rate for stock options issued to all employees and Board of Directors members, but will continue to review these estimates in future periods.  The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected life represents the period that the stock option awards are expected to be outstanding.  The expected dividend yield is zero as we have not paid or declared any cash dividends on our Common Stock.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows.  SFAS No. 161 also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We do not believe the adoption of SFAS No. 161 will have a material effect on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.  This statement establishes accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary.  SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008.  We do not believe the adoption of SFAS No. 160 will have a material effect on our results of operations or financial position.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007; however, during February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2 which deferred the effective date of certain provisions of SFAS No. 157 until fiscal years beginning after November 15, 2008.  We adopted the provisions of SFAS No. 157 that were not deferred under FSP No. 157-2 effective December 30, 2007.  The adoption had no impact on our consolidated financial statements.

FORWARD-LOOKING STATEMENTS

Statements contained in this annual report regarding our future operations, performance and results, and anticipated liquidity discussed herein are forward-looking and, therefore, are subject to certain risks and uncertainties, including, but not limited to, those discussed herein.  Any forward-looking information regarding our operations will be affected primarily by the speed at which individual retail outlets reach profitability, the volume of appliance retail sales and the strength of energy conservation recycling programs.  Any forward-looking information will also be affected by our continued ability to purchase product from our suppliers at acceptable prices, the ability of individual retail stores to meet planned revenue levels, the rate of growth in the number of retail stores, costs and expenses being realized at higher than expected levels, our ability to secure an adequate supply of special-buy appliances for resale, the ability to secure appliance recycling contracts with sponsors of energy efficiency programs, the ability of customers to supply units under their recycling contracts with us, and the continued availability of our current line of credit.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk and Impact of Inflation

Interest Rate Risk.  We do not believe there is any significant risk related to interest rate fluctuations on our long-term fixed-rate debt.  There is interest rate risk on the line of credit, since our interest rate floats with prime.  The outstanding balance on our line of credit as of January 3, 2009 was approximately $14.5 million.  There is also interest rate risk on approximately $2.7 million in long-term debt entered into in September 2002, since our interest rate is based on the 30-day LIBOR rate.  Although the $14.5 million line of credit is subject to a minimum interest rate of 6.25%, based on average floating rate borrowings of $17.2 million, a hypothetical 100 basis point change in the applicable interest rate would have caused our interest expense to change by approximately $0.2 million.

Foreign Currency Exchange Rate Risk.  We currently generate revenues in Canada.  The reporting currency for our consolidated financial statements is U.S. dollars.  It is not possible to determine the exact impact of foreign currency exchange rate changes; however, the effect on reported revenue and net earnings can be estimated.  We estimate that the overall strength of the U.S. dollar against the Canadian dollar had an unfavorable impact on revenue of approximately $0.6 million in fiscal 2008.  In addition, we estimate that such strength had an unfavorable impact of approximately $0.2 million on our net income in the fiscal year 2008.  We do not currently hedge foreign currency fluctuations and do not intend to do so for the foreseeable future.

We do not hold any derivative financial instruments nor do we hold any securities for trading or speculative purposes.

Also, we believe the decline in the housing and credit markets could adversely affect buying habits of our customers in 2009.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

Appliance Recycling Centers of America, Inc. and Subsidiaries

Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Appliance Recycling Centers of America, Inc. and Subsidiaries (the Company) as of January 3, 2009 and December 29, 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss) and cash flows for the fiscal years then ended.  These consolidated financial statements are the responsibility of the company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Appliance Recycling Centers of America, Inc. and Subsidiaries as of January 3, 2009 and December 29, 2007 and the results of their operations and cash flows for the fiscal years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Virchow, Krause & Company, LLP

Minneapolis, MN

March 19, 2009

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	January 3,	December 29,
	2009	2007
ASSETS
Current assets:
Cash and cash equivalents	$3,498	$2,777
Accounts receivable, net of allowance of $292 and $152, respectively	6,056	10,086
Inventories, net of reserves of $115 and $84, respectively	18,834	14,064
Deferred income taxes	448	259
Other current assets	950	995
Total current assets	29,786	28,181
Property and equipment, net	6,967	6,762
Deferred income taxes	177	—
Other assets	485	589
Total assets	$37,415	$35,532

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,473	$4,350
Checks issued in excess of cash in bank	—	310
Accrued expenses	4,073	4,113
Line of credit	14,527	13,585
Current maturities of long-term obligations	579	479
Income taxes payable	362	218
Total current liabilities	24,014	23,055

Long-term obligations, less current maturities	4,892	4,956
Deferred income tax liabilities	520	259
Total liabilities	29,426	28,270

Commitments and contingencies	—	—

Shareholders’ equity:
Common Stock, no par value; 10,000 shares authorized; issued and outstanding: 4,578 and 4,509 shares, respectively	16,221	15,475
Accumulated deficit	(7,929)	(8,289)
Accumulated other comprehensive income (loss)	(303)	76
Total shareholders’ equity	7,989	7,262
Total liabilities and shareholders’ equity	$37,415	$35,532

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	For the fiscal year ended
	January 3,	December 29,
	2009	2007
Revenues:
Retail	$76,179	$71,904
Recycling	29,628	25,188
Byproduct	5,164	2,662
Total revenues	110,971	99,754
Cost of revenues	75,361	67,243
Gross profit	35,610	32,511
Selling, general and administrative expenses	31,575	28,369

Operating income	4,035	4,142

Other expense:
Interest expense, net	(1,377)	(1,450)
Other expense	(55)	(53)
Income from continuing operations before provision for income taxes	2,603	2,639
Provision for income taxes	739	163
Income from continuing operations	1,864	2,476
Income (loss) from discontinued operations, net of tax	(812)	63
Loss on disposal of discontinued operations, net of tax	(692)	—
Net income	$360	$2,539

Basic income (loss) per common share:
Continuing operations	$0.41	$0.56
Discontinued operations	(0.33)	0.02
Net income	$0.08	$0.58

Diluted income (loss) per common share:
Continuing operations	$0.41	$0.55
Discontinued operations	(0.33)	0.02
Net income	$0.08	$0.57

Weighted average common shares outstanding:
Basic	4,571	4,400
Diluted	4,612	4,475

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(In Thousands)

			Accumulated
			Other
	Common Stock		Comprehensive	Accumulated
	Shares	Amount	Income (Loss)	Deficit	Total
Balance at December 30, 2006	4,341	$14,970	$—	$(10,828)	$4,142
Net income	—	—	—	2,539	2,539
Other comprehensive income, net of tax	—	—	76	—	76
Exercise of stock options	168	398	—	—	398
Share-based compensation	—	107	—	—	107
Balance at December 29, 2007	4,509	15,475	76	(8,289)	7,262
Net income	—	—	—	360	360
Other comprehensive loss, net of tax	—	—	(379)	—	(379)
Exercise of stock options	69	217	—	—	217
Share-based compensation	—	529	—	—	529
Balance at January 3, 2009	4,578	$16,221	$(303)	$(7,929)	$7,989

Comprehensive income (loss) is as follows:

	For the fiscal year ended
	January 3,	December 29,
	2009	2007
Net income	$360	$2,539
Foreign currency translation adjustments, net of tax	(452)	76
Reclassification of foreign currency translation adjustments related to discontinued operations recognized in net income	73	—
Comprehensive income (loss)	$(19)	$2,615

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	For the fiscal year ended
	January 3,	December 29,
	2009	2007
Operating activities
Net income	$360	$2,539
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Loss on disposal of discontinued operations	692	—
Depreciation and amortization	1,123	873
Provision for bad debts	264	—
Share-based compensation	529	107
Deferred income taxes	72	—
Changes in assets and liabilities:
Accounts receivable	3,570	(7,675)
Inventories	(5,041)	(3,066)
Other current assets	45	(338)
Other assets	(4)	(156)
Accounts payable and accrued expenses	(164)	1,308
Income taxes payable	203	160
Net cash flows provided by (used in) operating activities	1,649	(6,248)

Investing activities
Purchase of property and equipment	(812)	(932)
Net cash flows used in investing activities	(812)	(932)

Financing activities
Checks issued in excess of cash in bank	(310)	310
Net borrowings under line of credit	942	6,713
Payments on long-term obligations	(482)	(293)
Proceeds from stock option exercises	217	398
Net cash flows provided financing activities	367	7,128

Effect of changes in exchange rate on cash and cash equivalents	(483)	76

Increase in cash and cash equivalents	721	24
Cash and cash equivalents at beginning of period	2,777	2,753
Cash and cash equivalents at end of period	$3,498	$2,777

Supplemental disclosures of cash flow information
Cash payments for interest	$1,385	$1,471
Cash payments for income taxes, net	$397	$3

Non-cash investing and financing activities
Equipment acquired under capital lease	$518	$525
Equipment acquired for long-term debt	$—	$118

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share Amounts)

1.              Nature of Business and Basis of Presentation

Nature of business:  Appliance Recycling Centers of America, Inc. and Subsidiaries (“we,” the “Company” or “ARCA”) are in the business of selling new major household appliances through a chain of Company-owned factory outlet stores under the name ApplianceSmart®.  We also provide turnkey appliance recycling services for electric utilities and other sponsors of energy efficiency programs.

Principles of consolidation:  The consolidated financial statements include the accounts of Appliance Recycling Centers of America, Inc. and our subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

We were a sixty percent owner in North America Appliance Company, LLC (“NAACO”).  NAACO was formed and commenced operations in June 2003 and was a retailer of special-buy appliances in Texas.  The operating results of NAACO have been consolidated in our financial statements.

We were a sixty percent owner in Productos Duraderos de Norte America (“PDN”), a Mexican corporation.  PDN was acquired in September 2006 and refurbished room air conditioners for sale through our NAACO operation in McAllen, Texas, and through our ApplianceSmart Factory Outlet stores.  The operating results of PDN have been consolidated in our financial statements.

During the fourth quarter of 2008, we planned and executed the shutdown of our NAACO and PDN businesses.  NAACO and PDN were not operating as planned and were no longer economically viable.  See Note 4 of “Notes to Consolidated Financial Statements” for more detail.

ARCA Canada Inc., a Canadian corporation, is a wholly owned subsidiary.  ARCA Canada was formed in September 2006 to provide turnkey recycling services for electric utility energy efficiency programs.  The operating results of ARCA Canada have been consolidated in our financial statements.

Reclassifications:  Certain prior year items have been reclassified to conform to current year presentation.  We reclassified interest income from other income (expense) to offset interest expense in the consolidated statements of operations.  We reclassified the results of our discontinued operations below income from continuing operations in the consolidated statements of operations.  In Note 12 to “Notes to Consolidated Financial Statements,” we reclassified certain assets between our retail, recycling and unallocated corporate segments.

Fair value of financial instruments:  The following methods and assumptions are used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents, accounts receivable and accounts payable:  Due to their nature and short-term maturities, the carrying amounts approximate fair value.

Short- and long-term debt:  The fair value of short- and long-term debt approximates carrying value and has been estimated based on discounted cash flows using interest rates being offered for similar debt having the same or similar remaining maturities and collateral requirements.

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

Fiscal year:  We report on a 52- or 53-week fiscal year.  Our 2008 fiscal year (“2008”) ended on January 3, 2009 and included 53 weeks.  Our 2007 fiscal year (“2007”) ended on December 29, 2007 and included 52 weeks.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows.  SFAS No. 161 also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We do not believe the adoption of SFAS No. 161 will have a material effect on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.  This statement establishes accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary.  SFAS No.160 is effective for fiscal years beginning on or after December 15, 2008.  We do not believe the adoption of SFAS No. 160 will have a material effect on our results of operations or financial position.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007; however, during February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2 which deferred the effective date of certain provisions of SFAS No. 157 until fiscal years beginning after November 15, 2008.  We adopted the provisions of SFAS No. 157 that were not deferred under FSP No. 157-2 effective December 30, 2007.  The adoption had no impact on our consolidated financial statements.

3.              Significant Accounting Policies

Cash and cash equivalents:  We consider all highly liquid investments purchased with original maturity dates of three months or less to be cash equivalents.  We maintain our cash in bank deposit and money-market accounts which, at times, exceed federally insured limits.  We have not experienced any losses in such accounts.

Trade receivables:  We carry trade receivables at the original invoice amount less an estimate made for doubtful accounts based on a monthly review of all outstanding amounts.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions.  We write off trade receivables when we deem them uncollectible.  We record recoveries of trade receivables previously written off when we receive them.  We consider a trade receivable to be past due if any portion of the receivable balance is outstanding for more than ninety days.  We do not charge interest on past due receivables.  Our management considers the allowance for doubtful accounts of $292 and $152 to be adequate to cover any exposure to loss as of January 3, 2009 and December 29, 2007, respectively.

Inventories:  Inventories, consisting principally of appliances, are stated at the lower of cost, determined on a specific identification basis, or market and consist of:

	January 3, 2009	December 29, 2007
Finished goods	$18,949	$14,148
Less provision for inventory obsolescence	(115)	(84)
	$18,834	$14,064

We provide estimated provisions for the obsolescence of our appliance inventories, including adjustments to market, based on various factors, including the age of such inventory and our management’s assessment of the need for such provisions.  We look at historical inventory agings and margin analysis in determining our provision estimate.

Property and equipment:  Property and equipment are stated at cost.  We compute depreciation using straight-line and accelerated methods over the following estimated useful lives:

Years
Buildings and improvements	18-30
Equipment (including computer software)	3-8

We amortize leasehold improvements on a straight-line basis over the shorter of their estimated useful lives or the underlying lease term.  Repair and maintenance costs are charged to operations as incurred.

Property and equipment consists of the following:

	January 3, 2009	December 29, 2007
Land	$2,050	$2,050
Buildings and improvements	5,249	4,952
Equipment (including computer software)	9,161	8,152
	16,460	15,154
Less accumulated depreciation	(9,493)	(8,392)
	$6,967	$6,762

Depreciation and amortization expense:  Depreciation and amortization expense related to buildings and equipment from our recycling centers is presented in cost of revenues and depreciation and amortization expense related to buildings and equipment from our ApplianceSmart Factory Outlet stores and corporate assets, such as furniture and computers, is presented in selling, general and administrative expenses in the consolidated statements of operations.  Depreciation and amortization expense was $1,123 and $873 for the fiscal years ended January 3, 2009 and December 29, 2007, respectively.

Software development costs:  We capitalize software developed for internal use in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and are amortizing such costs over their estimated useful lives of three to five years.  Costs capitalized were $262 and $231 for the years ended January 3, 2009 and December 29, 2007, respectively.  Amortization expense on software development costs was $256 and $260 for the fiscal years 2008 and 2007, respectively.  Estimated amortization expenses are $263, $177, $71, $8, and $3 for the fiscal years 2009, 2010, 2011, 2012 and 2013, respectively.

Impairment of long-lived assets:  We evaluate long-lived assets such as property and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.  We assess impairment based on the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition.  Should the sum of the expected future net cash flows be less than the carrying value, we recognize an impairment loss at that time.  We measure an impairment loss by comparing the amount by which the carrying value exceeds the fair value (estimated discounted future cash flows or appraisal of assets) of the long-lived assets.  We recognized no impairment charges during the fiscal years ended January 3, 2009 and December 29, 2007.

Deferred financing fees:  Deferred financing fees are presented in the consolidated balance sheets as a component of other assets and are reported net of accumulated amortization.  We record amortization expense on a straight-line basis over the term of the underlying debt.  Deferred financing fees, net of accumulated amortization, were $38 and $51 as of January 3, 2009 and December 29, 2007, respectively.

Accounting for leases:  We conduct the majority of our retail and recycling operations from leased facilities.  The majority of our leases require payment of real estate taxes, insurance and common area maintenance in addition to rent.  The terms of our lease agreements typically range from five to ten years.  Most of the leases contain renewal clauses and escalation clauses, and certain store leases require contingent rents based on factors such as revenue.  For leases that contain predetermined fixed escalations of the minimum rent, we recognize the related rent expense on a straight-line basis from the date we take possession of the property to the end of the initial lease term.  We record any difference between straight-line rent amounts and amounts payable under the leases as part of deferred rent in accrued expenses.  Cash or lease incentives (tenant allowances) received upon entering into certain store leases are recognized on a straight-line basis as a reduction to rent from the date we take possession of the property through the end of the initial lease term.

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

Changes in our warranty accrual for the fiscal years ending January 3, 2009 and December 29, 2007 are as follows:

	2008	2007
Beginning Balance	$80	$28
Standard accrual based on units sold	87	93
Actual costs incurred	(4)	(4)
Periodic accrual adjustments	(72)	(37)
Ending Balance	$91	$80

Income taxes:  We account for income taxes under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes.  Deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years.  Deferred tax assets are recognized for deductible temporary differences and tax operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled.  We assess the likelihood that our deferred tax assets will be recovered from future taxable income and record a valuation allowance to reduce our deferred tax assets to the amounts we believe to be realizable.  We concluded that a full valuation allowance against our U.S. deferred tax assets was appropriate as of January 3, 2009.

Share-based compensation:  We account for share-based compensation in accordance with SFAS No. 123 (revised 2004), Share Based Payment, using the modified prospective method.  Under this method, we recognize compensation expense on a straight-line basis over the vesting period for all share-based awards granted.  We use the Black-Scholes option pricing model to determine the fair value of awards at the grant date.  We calculate the expected volatility for stock options and awards using historical volatility.  We estimate a 0%-5% forfeiture rate for stock options issued to all employees and Board of Directors members, but will continue to review these estimates in future periods.  The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected life represents the period that the stock option awards are expected to be outstanding.  The expected dividend yield is zero as we have not paid or declared any cash dividends on our Common Stock.  Based on these valuations, we recognized share-based compensation expense of $529 and $107 for the fiscal years ending January 3, 2009 and December 29, 2007, respectively.  We estimate that the expense for fiscal 2009 will be approximately $527, based on the value of options outstanding as of January 3, 2009.  This estimate does not include any expense for additional options that may be granted and vest during 2009.

Comprehensive income:  We report comprehensive income or loss in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income.  SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components.  Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to shareholders’ equity.  Our other comprehensive income is comprised of foreign currency translation adjustments.  The effect of the foreign currency translation adjustments, net of tax, was a loss of $452 for the fiscal year ending January 3, 2009 and income of $76 for the fiscal year ending December 29, 2007.

Revenue recognition:  We recognize revenue from appliance sales in the period the consumer purchases and pays for the appliance, net of an allowance for estimated returns.  We recognize revenue from appliance recycling when we collect and process a unit.  We recognize byproduct revenue upon shipment.  We recognize revenue on extended warranties with retained service obligations on a straight-line basis over the period of the warranty in accordance with FASB Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.  On extended warranty arrangements that we sell but others service for a fixed portion of the warranty sales price, we recognize revenue for the net amount retained at the time of sale of the extended warranty to the consumer.  We include shipping and handling charges to customers in revenue, which is recognized in the period the consumer purchases and pays for the delivery.  Shipping and handling costs that we incur are included in cost of revenues.

Taxes collected from customers:  We account for taxes collected from customers on a net basis in accordance with Emerging Issues Task Force Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).

Advertising expense:  Our policy is to expense advertising costs as incurred.  Advertising expense was $4,258 and $4,447 for the fiscal years ending January 3, 2009 and December 29, 2007, respectively.

Basic and diluted net income (loss) per share:  We calculate net income (loss) per share in accordance with SFAS No. 128, Earnings Per Share (SFAS 128).  Basic earnings per share is computed based on the weighted average number of common shares outstanding.  Diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued.  Potentially dilutive shares of Common Stock include unexercised stock options.  Basic per share amounts are computed, generally, by dividing net income (loss) by the weighted average number of common shares outstanding.  Diluted per share amounts assume the conversion, exercise or issuance of all potential Common Stock instruments unless their effect is antidilutive, thereby reducing the loss or increasing the income per common share.  In calculating diluted weighted average shares and per share amounts, we included stock options (see Note 10) with exercise prices below average market prices, for the respective fiscal years in which they were dilutive, using the treasury stock method.  We calculated the number of additional shares by assuming the outstanding stock options were exercised and that the proceeds from such exercises were used to acquire Common Stock at the average market price during the year.  As of January 3, 2009, we excluded 303 options from the diluted weighted average share outstanding calculation as the effect of these options is anti-dilutive.  The effect of all options outstanding in fiscal year 2007 was dilutive.

A reconciliation of the denominator in the basic and diluted income or loss per share is as follows:

	For the fiscal year ended
	January 3,	December 29,
	2009	2007
Numerator:
Income from continuing operations	$1,864	$2,476
Income (loss) from discontinued operations, net of tax	(812)	63
Loss on disposal of discontinued operations, net of tax	(692)	—
Net income	$360	$2,539

Denominator:
Weighted average common shares outstanding - basic	4,571	4,400
Stock options	41	75
Weighted average common shares outstanding - diluted	4,612	4,475

Basic income (loss) per share:
Continuing operations	$0.41	$0.56
Discontinued operations	(0.33)	0.02
Net income	$0.08	$0.58

Diluted income (loss) per share:
Continuing operations	$0.41	$0.55
Discontinued operations	(0.33)	0.02
Net income	$0.08	$0.57

4.              Discontinued Operations

During the fourth quarter of 2008, we planned and executed the shutdown of our NAACO and PDN operations.  NAACO and PDN were not operating as planned and were no longer economically viable.  In 2008, our supply of room air conditioners from a major manufacturer was depleted, no longer providing refurbishment opportunities for PDN and revenues for NAACO, which was the basis for our investment in these businesses.  We will not have any continuing involvement or significant continuing cash flows in these businesses.  The results of operations for NAACO and PDN were included in our retail segment.  During the fiscal years ended January 3, 2009 and December 29, 2007, NAACO and PDN had revenues of $792 and $1,011, respectively, and income (loss) before taxes of ($882) and $63, respectively.  All results of operations for periods presented prior to the abandonment date have been reclassified as discontinued operations.  We recorded a loss on the disposal of NAACO and PDN of $692, net of tax, for the year ended January 3, 2009, which consisted of termination costs and the write-off of certain assets to fair value upon the abandonment of the operations in December 2008.

5.              Line of Credit

We have an $18,000 line of credit with a lender.  The line was increased from $16,000 to $18,000 on February 5, 2008.  The interest rate on the line as of January 3, 2009 was 6.25% (the greater of prime plus 1.50 percentage points or 6.25%) compared to 9.25% as of December 29, 2007.  The weighted average interest rate for fiscal years 2008 and 2007 was 6.83% and 10.58%, respectively.  The amount of borrowings available under the line of credit is based on a formula using receivables and inventories.  Our unused borrowing capacity under this line was $384 as of January 3, 2009.  We may not have access to the full $18.0 million line of credit due to the formula using our receivables and inventories.  The line of credit has a stated maturity date of December 31, 2010, if not renewed, and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time.  The line of credit is collateralized by substantially all our assets and requires minimum monthly interest payments of $58, regardless of the outstanding principal balance.  The lender is also secured by an inventory repurchase agreement with Whirlpool Corporation for purchases from Whirlpool only.  The loan requires that we meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt we can incur, limits the amount of spending on fixed assets and prohibits payments of dividends.  As of January 3, 2009, we were not in compliance with certain financial covenants of the loan agreement and received a waiver from the lender.

6.              Long-Term Debt Obligations

Long-term debt and capital lease obligations consisted of the following:

	2008	2007
Adjustable rate mortgage, due in monthly installments, adjusted weekly based on 30-day LIBOR plus 2.70 percentage points (3.38% as of January 3, 2009) on a 20-year amortization due October 2012, collateralized by land and building	$2,747	$2,902

6.85% mortgage, due in monthly installments of $15, including interest, due January 2013, collateralized by land and building	1,659	1,721

Capital leases and other financing obligations (see below)	1,065	812
	5,471	5,435
Less current maturities	579	479
	$4,892	$4,956

The future annual maturities of long-term debt obligations are as follows:

2009	$579
2010	592
2011	478
2012	2,480
2013	1,342
$5,471

Capital leases and other financing obligations:  We acquire certain equipment under capital leases and other financing obligations.  The cost of the equipment was approximately $1,396 and $966 at January 3, 2009 and December 29, 2007, respectively.  Accumulated amortization at January 3, 2009 and December 29, 2007 was approximately $387 and $256, respectively.  Depreciation and amortization expense for 2008 and 2007 is included in cost of revenue and selling, general and administrative expenses.

In September 2008, we entered into a master equipment lease with a lender providing up to $250 in available funds.  As of January 3, 2009, we had utilized the entire lease line to fund equipment for the new retail outlets opened in December 2008 and January 2009.

The following is a schedule by fiscal year of the approximate remaining minimum payments required under the leases and other financing obligations, together with the present value at January 3, 2009:

2009	$461
2010	430
2011	264
2012	81
2013	9
Total minimum lease and other financing obligation payments	1,245
Less amount representing interest	180
Present value of minimum payments	1,065
Less current portion	365
Capital lease and other financing obligations, net of current portion	$700

7.              Accrued Expenses

Accrued expenses were as follows:

	2008	2007
Compensation and benefits	$1,565	$2,113
Accrued recycling incentive checks	1,110	1,110
Accrued rent	461	433
Warranty expense	91	80
Accrued payables	509	190
Other	337	187
	$4,073	$4,113

8.              Commitments and Contingencies

Operating leases:  We lease the majority of our retail stores and recycling centers under noncancelable operating leases.  The leases typically require the payment of taxes, maintenance, utilities and insurance.

Minimum future rental commitments under noncancelable operating leases as of January 3, 2009 are as follows:

2009	$3,877
2010	3,605
2011	3,420
2012	3,246
2013	2,840
2014 and thereafter	7,063
$24,051

Rent expense for the years ending January 3, 2009 and December 29, 2007 was $4,710 and $4,069, respectively.

Contracts:  We have entered into contracts with three appliance manufacturers.  Under the agreements there are no minimum purchase commitments; however, we have agreed to indemnify the manufacturers for certain claims, allegations or losses with respect to appliances we sell.

Litigation:  In December 2004, we filed suit in the U.S. District Court for the Central District of California alleging that JACO Environmental, Inc. (JACO) and one of our former consultants fraudulently obtained U.S. Patent No. 6,732,416 in May 2004 covering appliance recycling methods and systems which were originally developed by us beginning in 1987 and used in serving more than forty-five electric utility appliance recycling programs up to the time the suit was filed.  We sought an injunction to prevent JACO from claiming that it obtained a valid patent on appliance recycling processes that we believe is based on methods and processes we invented.  In addition, we asked the Court to find that the patent obtained by JACO is unenforceable due to inequitable conduct before the United States Patent Office.  We also asked the court for unspecified damages related to charges that JACO, in using the patent to promote its services, engaged in unfair competition and false and misleading advertising under federal and California statutes.

In September 2005, we received a legally binding document in which JACO stated it would not sue us or any of our customers for violating the JACO patent.  Further, the defendants in the case did not assert any counterclaims against ARCA.

In January 2009, the Court granted JACO a summary judgment in ARCA’s lawsuit against the parties.  The ruling was made by the same judge who had earlier denied summary judgment to the defendants.  Even though the Court’s ruling will have no impact on our method of recycling or ability to conduct existing or future business, we filed an appeal with the Ninth Circuit Court of Appeals in California in February 2009 seeking to have the court set aside the summary judgment.  We believe the decision by the trial judge was in error and contrary to the law relating to unfair competition and false advertising.  We believe we are entitled to our day in court against JACO for damages caused by their actions, and we expect that a decision on the appeal will be handed down late in 2009 or early in 2010.

On October 24, 2006, JACO and SEG Umwelt-Service/Basis of Mettlach, Germany (SEG) filed a patent infringement lawsuit in Federal Court in San Francisco against us.  The suit claimed that we had been using refrigerator recycling systems and processes covered by two U.S. patents issued to SEG and exclusively licensed to JACO.  JACO and SEG sought an undisclosed amount in damages, in addition to an injunction barring us from continuing to use and market the systems and processes upon which we allegedly infringed.  This suit was subsequently dismissed following a transfer of the case to Los Angeles upon the motion of ARCA.

9.              Income Taxes

The provision for income taxes consisted of the following:

	2008	2007
Current tax expense:
Federal	$128	$40
State	44	24
Foreign	495	99
Current tax expense	$667	$163
Deferred tax expense	72	—
Provision for income taxes	$739	$163

A reconciliation of our provision for income taxes with the federal statutory tax rate is shown below:

	2008	2007
Income tax expense at statutory rate	$885	$918
State tax, net of federal tax effect	71	100
Permanent differences	275	(121)
Changes in valuation allowance	(657)	(734)
Foreign rate differential	54	—
Other	111	—
	$739	$163

The components of net deferred tax assets are as follows:

	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$1,734	$1,986
Federal and state tax credits	312	309
Reserves	322	205
Accrued expenses	278	168
Share-based compensation	82	80
Foreign currency translation	177	—
Other	—	26
	2,905	2,774
Valuation allowance	(2,187)	(2,324)
Deferred tax assets	718	450

Deferred tax liabilities:
Prepaid expenses	152	140
Property and equipment	452	264
Foreign currency translation	—	30
Other	9	16
Deferred tax liabilities	613	450
Net deferred tax assets	$105	$—

The deferred tax amounts mentioned above have been classified in the accompanying balance sheet as follows:

	2008	2007
Current assets	$448	$259
Non-current assets	177	—
Non-current liabilities	(520)	(259)
	$105	$—

At January 3, 2009, we had a full valuation allowance against our U.S. deferred tax assets to reduce the total to an amount our management believes is appropriate.  Realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  The valuation allowance decreased in the current year primarily as a result of taxable income generated during the year from U.S. sources.  In the future, when we believe we can reasonably estimate future operating results and those estimated results reflect taxable income, the amount of deferred tax assets considered reasonable could be adjusted by a reduction of the valuation allowance.

We have not recognized a deferred tax liability relating to cumulative undistributed earnings of controlled foreign subsidiaries that are essentially permanent in duration.  If some or all of the undistributed earnings of the controlled foreign subsidiaries are remitted to us in the future, income taxes, if any, after the application of foreign tax credits will be provided at that time.

Future utilization of net operating loss (“NOL”) and tax credit carryforwards is subject to certain limitations under provisions of Section 382 of the Internal Revenue Code.  This section relates to a 50 percent change in control over a three-year period.  We believe that the issuance of Common Stock during 1999 resulted in an “ownership change” under Section 382.  Accordingly, our ability to use NOL and tax credit carryforwards generated prior to February 1999 is limited to approximately $56 per year.

At January 3, 2009, we had federal NOL carryforwards of approximately $8,650 ($6,695 of which is subject to IRC section 382 limitations) and credits for general business credits of $13.  In addition to general business credits we also had alternative minimum tax credits carried forward of approximately $299.  We also had state NOL carryforwards of $20,025 ($3,241 of which is subject to IRC section 382 limitations).  The NOL carryforwards are available to offset future taxable income or reduce taxes payable through 2027.  These loss carryforwards will begin expiring in 2016.  The general business credits will expire in 2013.  We previously wrote off NOLs related to IRC section 382 limits against the valuation allowance.

A portion of our net operating loss carryforwards (approximately $930 of tax deductions) resulted from the exercise of stock options.  When these loss carryforwards are realized, the corresponding change in valuation allowance will be recorded as additional paid-in capital.  We have adopted the “with and without” approach to determine tax benefits under FAS 123R.  Under this approach, windfall tax benefits are used last to offset taxable income and a benefit is recorded in additional paid-in capital only if an incremental benefit is provided after considering all other tax attributes (including NOLs) presently available to us.  This treatment results in a re-characterization of the NOL carryforward and a difference in the NOL asset between the financial statements and tax returns.  The difference in the federal NOL deferred tax asset is $316.

At January 3, 2009, we had NOL carryforwards not subject to IRC section 382 limitations, expiring as follows:

2025	$66
2026	$1,889

We account for uncertain tax positions in accordance with the provisions of FASB Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes.  As required by FIN 48, which clarifies FASB No. 109, Accounting for Income Taxes, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  As of January 3, 2009, we did not have any material uncertain tax positions.

It is our practice to recognize interest related to income tax matters as a component of interest expense and penalties as a component of selling, general and administrative expense.  As of January 3, 2009, we had an immaterial amount of accrued interest and penalties.

We are subject to income taxes in the U.S. federal jurisdiction, foreign jurisdictions and various state jurisdictions.  Tax regulations from each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  With few exceptions, we are no longer subject to U.S. federal, foreign, state or local income tax examinations by tax authorities for the years before 2005.  We are not currently under examination by any taxing jurisdiction.

We had no significant unrecognized tax benefits as of January 3, 2009 that would reasonably be expected to affect our effective tax rate during the next twelve months.

10.       Shareholders’ Equity

Stock options:  Our 2006 Stock Option Plan (the “2006 Plan”) permits the granting of incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified options that do not meet the requirements of Section 422.  The 2006 Plan has 600 shares available for grant.  As of January 3, 2009, 300 options were outstanding to employees and non-employee directors and 15 options have been exercised under the 2006 Plan.  Our Restated 1997 Stock Option Plan (the “1997 Plan”) has expired, but the options outstanding under the expired 1997 Plan continue to be exercisable in accordance with their terms.  As of January 3, 2009, options to purchase an aggregate of 39 shares were outstanding under the 1997 Plan.  Options granted to employees typically vest over two years while grants to non-employee directors vest in six months.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2008	2007
Expected dividend yield	—	—
Expected stock price volatility	104.72%	100.98%
Risk-free interest rate	3.39%	4.91%
Expected life of options (years)	6.88	6.05

Additional information relating to all outstanding options is as follows (in thousands, except per share data):

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Balance at December 30, 2006	264	$2.72
Granted	48	3.06
Exercised	(168)	2.37
Balance at December 29, 2007	144	3.26
Granted	282	5.02
Exercised	(69)	3.21
Cancelled/Expired	(18)	4.68
Balance at January 3, 2009	339	$4.65

The weighted average fair value per option of options granted during fiscal years 2008 and 2007 was $4.26 and $2.45, respectively.

The following table summarizes information about stock options outstanding as of January 3, 2009 (in thousands, except per share data):

		Weighted Average
		Remaining
	Options	Contractual Life	Weighted Average	Aggregate
Range of Exercise Prices	Outstanding	In Years	Exercise Price	Intrinsic Value
$5.05 to $6.41	226	6.44	$5.47
$3.81 to $4.32	35	4.79	$4.09
$2.38 to $2.80	78	5.81	$2.50
	339	6.13	$4.65	$45

The following table summarizes information about stock options exercisable as of January 3, 2009 (in thousands, except per share data):

	Options	Weighted Average	Aggregate
Range of Exercise Prices	Exercisable	Exercise Price	Intrinsic Value
$5.05 to $6.41	26	$5.84
$3.81 to $4.32	35	$4.09
$2.38 to $2.80	23	$2.60
	84	$4.20	$11

The aggregate intrinsic value in the preceding tables represent the total pre-tax intrinsic value, based on our closing stock price of $3.07 on January 3, 2009, which theoretically could have been received by the option holders had all option holders exercised their options as of that date.  The total number of in-the-money options exercisable as of January 3, 2009 was 23.  The intrinsic value of stock options exercised during the fiscal years ending January 3, 2009 and December 29, 2007 was $291 and $797, respectively.

Preferred stock:  Our amended Articles of Incorporation authorize two million shares of Preferred Stock that may be issued from time to time in one or more series having such rights, powers, preferences and designations as the Board of Directors may determine.  To date no such preferred shares have been issued.

11.       Major Customers and Suppliers

For the fiscal year ended January 3, 2009, one customer represented 10% of our total revenues and had outstanding receivables of $2,121.  For the fiscal year ended December 29, 2007, one customer represented 12% of our total revenues and had outstanding receivables of $5,934.

During the two fiscal years ended January 3, 2009, we purchased a vast majority of appliances for resale from three suppliers.  We have and are continuing to secure other vendors from which to purchase appliances.  However, the curtailment or loss of one of these suppliers or any appliance supplier could adversely affect our operations.

12.       Segment Information

We operate within targeted markets through two reportable segments: retail and recycling.  The retail operation is comprised of income generated through our ApplianceSmart Factory Outlet stores.  The recycling operation is comprised of all fees charged and costs incurred for collecting, recycling and installing appliances for utilities and other customers.  The nature of products, services and customers for both segments varies significantly.  As such, the segments are managed separately.  Our Chief Executive Officer has been identified as the Chief Operating Decision Maker (“CODM”).  The CODM evaluates performance and allocates resources based on sales and income from operations of each segment.  Income from operations represents revenues less cost of revenues and operating expenses, including certain allocated selling, general and administrative costs. The accounting policies of the reportable segments are the same as those described in Note 3, “Significant Accounting Policies.”  There are no intersegment sales or transfers.

The following tables present our segment information for fiscal years 2008 and 2007:

	2008	2007
Revenues:
Retail	$76,179	$71,904
Recycling	34,792	27,850
Total revenues	$110,971	$99,754

Operating income (loss):
Retail	$270	$2,256
Recycling	6,033	2,317
Unallocated corporate costs	(2,268)	(431)
Total operating income	$4,035	$4,142

Assets:
Retail	$20,453	$15,750
Recycling	9,213	12,903
Corporate assets not allocable	7,749	6,879
Total assets	$37,415	$35,532

Cash capital expenditures:
Retail	$362	$378
Recycling	135	323
Corporate	315	231
Total cash capital expenditures	$812	$932

Depreciation and amortization expense:
Retail	$290	$389
Recycling	291	105
Corporate	542	379
Total depreciation and amortization expense	$1,123	$873

Interest expense:
Retail	$850	$944
Recycling	275	241
Corporate	260	286
Total interest expense	$1,385	$1,471

13.       Benefit Contribution Plan

We have a defined contribution salary deferral plan covering substantially all employees under Section 401(k) of the Internal Revenue Code.  We contribute an amount equal to 10 cents for each dollar contributed by each employee up to a maximum of 5% of each employee’s compensation.  We recognized expense for contributions to the plan of $30 and $26 for the fiscal years ending January 3, 2009 and December 29, 2007, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of such period our disclosure controls and procedures were effective.

Management’s Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Management concluded that our internal control over financial reporting was effective as of January 3, 2009.

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

Changes in Internal Control Over Financial Reporting

In its assessment of internal control over financial reporting as of December 29, 2007, management determined that our internal control was not effective due to the following material weakness:

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

The material weakness related to controls surrounding the process of reconciling a specific receivable related to credits due from inventory vendors and intercompany accounts have been remediated in 2008.  The remediation consisted of account reconciliations and a change of procedures, including management’s review of key account reconciliations.  Management continues to implement, document and test new controls and procedures related to internal control over financial reporting.

ITEM 9B.                                            OTHER INFORMATION

None.

PART III

ITEM 10.                                             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors and executive officers of the Company is set forth under the headings “Nominees” and “Information Concerning Officers and Key Employees Who Are Not Directors” and “Section 16 (a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2009 Annual Meeting of Shareholders to be held May 14, 2009 and is incorporated herein by reference.

Code of Ethics

Our Audit Committee has adopted a code of ethics applicable to our directors and officers (including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer) and other of our senior officers and employees in accordance with applicable rules and regulations of the SEC and The NASDAQ Stock Market.  A copy of the code of ethics may be obtained upon request, without charge, by addressing a request to Investor Relations, ARCA, Inc., 7400 Excelsior Boulevard, Minneapolis, MN 55426.  The code of ethics is also posted on our website at www.arcainc.com under “Investor Relations — Corporate Governance.”

We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding the amendment to, or waiver from, a provision of the code of ethics by posting such information on our website at the address and location specified above and, to the extent required by the listing standards of the NASDAQ Capital Market, by filing a Current Report on Form 8-K with the SEC disclosing such information.

ITEM 11.                                             EXECUTIVE COMPENSATION

Information regarding executive compensation is set forth under the headings “Compensation Committee Report” and “Executive Compensation” in our Proxy Statement for our 2009 Annual Meeting of Shareholders to be held May 14, 2009 and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is set forth under the heading “Common Stock Ownership” in our Proxy Statement for our 2009 Annual Meeting of Shareholders to be held May 14, 2009 and is incorporated herein by reference.

The following table gives aggregate information under our equity compensation plans as of January 3, 2009:

	(a)	(b)	(c)
Number of Securities
Available for Future
	Number of Securities	Weighted Average	Issuance Under Equity
	to be Issued	Exercise Price of	Compensation Plans,
	Upon Exercise of	Outstanding Options,	Excluding Securities
	Outstanding Options	Warrants and Rights	Reflected in Column (a)
Equity compensation plans approved by shareholders	338,500	$4.65	285,000

ITEM 13.                                             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is set forth under the headings “Director Independence” and “Review, Approval or Ratification of Transactions with Related Persons” in our Proxy Statement for our 2009 Annual Meeting of Shareholders to be held May 14, 2009 and is incorporated herein by reference.

ITEM 14.                                             PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is set forth under the heading “Independent Registered Public Accounting Firm” in our Proxy Statement for our 2009 Annual Meeting of Shareholders to be held May 14, 2009 and is incorporated herein by reference.

PART IV

ITEM 15.                                             EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)                                  Financial Statements, Financial Statement Schedules and Exhibits

1.                                     Financial Statements

See Index to Financial Statements under Item 8 of this report.

2.                                     Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SUPPLEMENTARY INFORMATION

To the Shareholders, Audit Committee and Board of Directors

Appliance Recycling Centers of America, Inc. and Subsidiaries

Minneapolis, Minnesota

Our audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and were made for the purpose of forming an opinion on the basic consolidated financial statements of Appliance Recycling Centers of America, Inc. and Subsidiaries taken as a whole.  The supplemental Schedule II as of January 3, 2009 and December 29, 2007 and for the fiscal years then ended is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a part of the basic consolidated financial statements.  This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota

March 19, 2009

Schedule II - Valuation and Qualifying Accounts

(In Thousands)

	Allowance for Doubtful Accounts Receivable	Valuation Allowance for Inventory Obsolescence	Valuation Allowance for Deferred Income Tax Assets
Balance at December 30, 2006	$152	$207	$2,760
Additional allowance	3	9	—
Write-offs and adjustments	(3)	(132)	(436)
Balance at December 29, 2007	152	84	2,324
Additional allowance	264	31	—
Write-offs and adjustments (1)	(124)	—	(137)
Balance at January 3, 2009	$292	$115	$2,187

(1)          The change in valuation allowance for deferred income tax assets related to continuing operations is $657 offset by $520 related to discontinued operations.

3.                                     Exhibits

See Index to Exhibits on page 55 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

Dated: March 20, 2009	APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
(Registrant)

	By	/s/ Edward R. Cameron
Edward R. Cameron
President and Chief Executive Officer

	By	/s/ Peter P. Hausback
Peter P. Hausback
Executive Vice President, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward R. Cameron	Chairman of the Board, President and	March 20, 2009
Edward R. Cameron	Chief Executive Officer

/s/ Peter P. Hausback	Executive Vice President,	March 20, 2009
Peter P. Hausback	Chief Financial Officer and Principal Accounting Officer

/s/ Duane S. Carlson	Director	March 20, 2009
Duane S. Carlson

/s/ Thomas F. Hunt Jr.	Director	March 20, 2009
Thomas F. Hunt Jr.

/s/ Morgan J. Wolf	Director	March 20, 2009
Morgan J. Wolf

/s/ Glynnis A. Jones	Director	March 20, 2009
Glynnis A. Jones

INDEX TO EXHIBITS

Exhibit
No.	Description

3.1

Restated Articles of Incorporation of Appliance Recycling Centers of America, Inc. [filed as Exhibit 3.1 to the Company’s Form 10-K for the year ended January 2, 1999 (File No. 0-19621) and incorporated herein by reference].

3.2

Bylaws of Appliance Recycling Centers of America, Inc. as amended December 26, 2007 [filed as Exhibit 3.2 to the Company’s Form 8-K filed on January 2, 2008 (File No. 0-19621) and incorporated herein by reference].

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

10.10

Eighth Amendment to General Credit and Security Agreement dated August 30, 2000 between Spectrum Commercial Services, a division of Lyons Financial Services, Inc., and the Company, and related agreements [filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2000 (File No. 0-19621) and incorporated herein by reference].

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

10.13

Eleventh Amendment to General Credit and Security Agreement dated August 24, 2001 between Spectrum Commercial Services and the Company, and related agreements [filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 29, 2001 (File No. 0-19621) and incorporated herein by reference].

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

10.34

Agreement dated June 14, 2006 between Southern California Edison Company and the Company [filed as Exhibit No. 10.1 to the Company’s Form 8-K dated July 6, 2006 (File No. 0-19621) and incorporated herein by reference].

10.35

Form of Securities Purchase Agreement dated as of December 31, 2004, between the Company and certain investors [filed as Exhibit No. 99.2 to the Company’s Form 8-K dated December 31, 2004 (File No. 0-19621) and incorporated herein by reference].

+23.1	Consent of Virchow Krause & Company, LLP, Independent Registered Public Accounting Firm.

+31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                  Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(a)3 of this Form 10-K.

+                  Filed herewith.