Form 10-Q
period 2009-04-04
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2009-05-18
CIK 862861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 4, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such file).   ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

As of May 11, 2009, there were outstanding 4,577,777 shares of the registrant’s Common Stock, without par value.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

PART I.                 FINANCIAL INFORMATION

Item 1.                    Financial Statements

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	April 4,	January 3,
	2009	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,732	$3,498
Accounts receivable, net of allowance of $331 and $292, respectively	4,587	6,056
Inventories, net of reserves of $300 and $115, respectively	16,750	18,834
Other current assets	741	950
Deferred income taxes	448	448
Total current assets	24,258	29,786
Property and equipment, net	6,902	6,967
Deferred income taxes	174	177
Other assets	495	485
Total assets	$31,829	$37,415

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,344	$4,473
Checks issued in excess of cash in bank	85	—
Accrued expenses	3,980	4,073
Line of credit	11,381	14,527
Current maturities of long-term obligations	446	579
Income taxes payable	31	362
Total current liabilities	20,267	24,014

Long-term obligations, less current maturities	4,966	4,892
Deferred income tax liabilities	519	520
Total liabilities	25,752	29,426

Commitments and contingencies	—	—

Shareholders’ equity:
Common Stock, no par value; 10,000 shares authorized; issued and outstanding: 4,578 shares	16,373	16,221
Accumulated deficit	(9,891)	(7,929)
Accumulated other comprehensive loss	(405)	(303)
Total shareholders’ equity	6,077	7,989
Total liabilities and shareholders’ equity	$31,829	$37,415

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	Three Months Ended
	April 4, 2009	March 29, 2008
Revenues:
Retail	$20,940	$18,858
Recycling	4,562	5,944
Byproduct	656	900
Total revenues	26,158	25,702

Costs of revenues	19,829	17,641
Gross profit	6,329	8,061
Selling, general and administrative expenses	8,011	7,454
Operating income (loss)	(1,682)	607

Other income (expense):
Interest expense, net	(319)	(397)
Other income, net	24	—
Income (loss) from continuing operations before income taxes	(1,977)	210
Benefit from income taxes	(15)	(117)
Income (loss) from continuing operations	(1,962)	327
Loss from discontinued operations, net of tax	—	(210)
Net income (loss)	$(1,962)	$117

Basic income (loss) per share:
Continuing operations	$(0.43)	$0.07
Discontinued operations	—	(0.04)
Net income (loss)	$(0.43)	$0.03

Diluted income (loss) per share:
Continuing operations	$(0.43)	$0.07
Discontinued operations	—	(0.04)
Net income (loss)	$(0.43)	$0.03

Weighted average number of shares outstanding:
Basic	4,578	4,556
Diluted	4,578	4,624

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended
	April 4,	March 29,
	2009	2008
Operating activities
Net income (loss)	$(1,962)	$117
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	317	267
Provision for bad debts	38	—
Share-based compensation	152	78
Loss on disposal of assets	2	—
Changes in assets and liabilities:
Accounts receivable	1,431	4,397
Inventories	2,084	(707)
Other current assets	209	325
Other assets	(7)	10
Accounts payable and accrued expenses	(222)	(3,066)
Income taxes payable	(331)	(206)
Net cash flows provided by operating activities	1,711	1,215

Investing activities
Purchases of property and equipment	(154)	(173)
Net cash flows used in investing activities	(154)	(173)

Financing activities
Checks issued in excess of cash in bank	85	(235)
Net payments under line of credit	(3,146)	(1,813)
Payments on long-term obligations	(159)	(94)
Proceeds from stock option exercises	—	201
Net cash flows used in financing activities	(3,220)	(1,941)

Effect of changes in exchange rate on cash and cash equivalents	(103)	(25)

Decrease in cash and cash equivalents	(1,766)	(924)
Cash and cash equivalents at beginning of period	3,498	2,777
Cash and cash equivalents at end of period	$1,732	$1,853

Supplemental disclosures of cash flow information
Cash payments for interest	$320	$397
Cash payments for income taxes, net	$311	$78

Non-cash investing and financing activities
Equipment acquired under capital lease	$100	$173

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Article 8 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, normal and recurring adjustments and accruals considered necessary for a fair presentation for the periods indicated have been included.  Operating results for the three-month periods ended April 4, 2009 and March 29, 2008 are presented using 13-week periods.  The results of operations for any interim period are not necessarily indicative of the results for the year.

These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended January 3, 2009 included in the Company’s Form 10-K filed with the SEC on March 20, 2009.

Principles of consolidation:  The consolidated financial statements include the accounts of Appliance Recycling Centers of America, Inc. and our subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

ARCA Canada Inc., a Canadian corporation, is a wholly-owned subsidiary.  ARCA Canada was formed in September 2006 to provide turnkey recycling services for electric utility energy efficiency programs.  The operating results of ARCA Canada are consolidated in our financial statements.

We were a sixty percent owner in North America Appliance Company, LLC (“NAACO”).  NAACO was formed and commenced operations in June 2003 and was a retailer of special-buy appliances in Texas.  The operating results of NAACO are consolidated in our financial statements.

We were a sixty percent owner in Productos Duraderos de Norte America (“PDN”), a Mexican corporation.  PDN was acquired in September 2006 and refurbished room air conditioners for sale through our NAACO operation in McAllen, Texas, and through our ApplianceSmart Factory Outlet stores.  The operating results of PDN are consolidated in our financial statements.

Discontinued operations:  During the fourth quarter of 2008, we planned and executed the shutdown of our NAACO and PDN businesses.  NAACO and PDN were not operating as planned and were no longer economically viable.

Reclassifications:  Certain prior year items have been reclassified to conform to current year presentation.  We reclassified the results of our discontinued operations below income (loss) from continuing operations in the consolidated statements of operations.  In Note 10 to “Notes to Consolidated Financial Statements,” we reclassified certain assets and operating income items between our retail, recycling and unallocated corporate segments.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows.  SFAS No. 161 also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The adoption of SFAS No. 161 did not have a material effect on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.  This statement establishes accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary.  SFAS No.160 is effective for fiscal years beginning on or after December 15, 2008.  The adoption of SFAS No. 160 did not have a material effect on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations.  While this statement retains the fundamental requirement of SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations, SFAS No. 141 (Revised 2007) now establishes the principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree; recognizes and measures the goodwill acquired in the business combination or the gain from a bargain purchase; and determines what information should be disclosed in the financial statements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008.  The adoption of SFAS No. 141 (Revised 2007) did not have a material effect on our results of operations or financial position.

3.     Significant Accounting Policies

Trade receivables:  We carry unsecured trade receivables at the original invoice amount less an estimate made for doubtful accounts based on a monthly review of all outstanding amounts.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions.  We write off trade receivables when we deem them uncollectible.  We record recoveries of trade receivables previously written off when we receive them.  We consider a trade receivable to be past due if any portion of the receivable balance is outstanding for more than ninety days.  We do not charge interest on past due receivables.  Our management considers the allowance for doubtful accounts of $331 and $292 to be adequate to cover any exposure to loss as of April 4, 2009 and January 3, 2009, respectively.

Inventories:  Inventories, consisting principally of appliances, are stated at the lower of cost, determined on a specific identification basis, or market and consist of:

	April 4, 2009	January 3, 2009
Finished goods	$17,050	$18,949
Less provision for inventory obsolescence	(300)	(115)
	$16,750	$18,834

We provide estimated provisions for the obsolescence of our appliance inventories, including adjustments to market, based on various factors, including the age of such inventory and our management’s assessment of the need for such provisions.  We look at historical inventory agings and margin analysis in determining our provision estimate.

Property and equipment:  Property and equipment consists of the following:

	April 4, 2009	January 3, 2009
Land	$2,050	$2,050
Buildings and improvements	5,273	5,249
Equipment (including computer software)	9,383	9,161
	16,706	16,460
Less accumulated depreciation and amortization	(9,804)	(9,493)
	$6,902	$6,967

Software development costs:  We capitalize software developed for internal use in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and are amortizing such costs over their estimated useful lives of three to five years.  Costs capitalized were $103 and $34 for the three months ended April 4, 2009 and March 29, 2008, respectively.

Impairment of long-lived assets:  We evaluate long-lived assets such as property and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.  We assess impairment based on the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition.  Should the sum of the expected future net cash flows be less than the carrying value, we recognize an impairment loss at that time.  We measure an impairment loss by comparing the amount by which the carrying value exceeds the fair value (estimated discounted future cash flows or appraisal of assets) of the long-lived assets.  We recognized no impairment charges during the three months ended April 4, 2009 and March 29, 2008.

Deferred financing fees:  Deferred financing fees are presented in the consolidated balance sheets as a component of other assets and are reported net of accumulated amortization.  We record amortization expense on a straight-line basis over the term of the underlying debt.  Deferred financing fees, net of accumulated amortization, were $35 and $38 as of April 4, 2009 and January 3, 2009, respectively.

Product warranty:  We provide a warranty for the replacement or repair of certain defective units which varies based on the product sold.  Our standard warranty policy requires us to repair or replace certain defective units at no cost to our customers.  We estimate the costs that may be incurred under our warranty and record an accrual in the amount of such costs at the time we recognize product revenue.  Factors that affect our warranty accrual for covered units include the number of units sold, historical and anticipated rates of warranty claims on these units, and the cost of such claims.  We periodically assess the adequacy of our recorded warranty accrual and adjust the amounts as necessary.

Changes in our warranty accrual are as follows:

	Three Months Ended
	April 4, 2009	March 29, 2008
Beginning Balance	$91	$80
Standard accrual based on units sold	19	26
Actual costs incurred	(4)	(1)
Periodic accrual adjustments	(25)	(18)
Ending Balance	$81	$87

Share-based compensation:  We account for share-based compensation in accordance with SFAS No. 123 (revised 2004), Share Based Payment, using the modified prospective method.  Under this method, we recognize compensation expense on a straight-line basis over the vesting period for all share-based awards granted.  We use the Black-Scholes option pricing model to determine the fair value of awards at the grant date.  We calculate the expected volatility for stock option awards using historical volatility.  We estimate a 0%-5% forfeiture rate for stock options issued to all employees and Board of Directors members, but will continue to review these estimates in future periods.  The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected life represents the period that the stock option awards are expected to be outstanding.  The expected dividend yield is zero as we have not paid or declared any cash dividends on our Common Stock.  Based on these valuations, we recognized share-based compensation expense of $152 and $78 for the three months ended April 4, 2009 and March 29, 2008, respectively.  We estimate that the remaining expense for fiscal 2009 and beyond will be approximately $375 and $120, respectively, based on the value of options outstanding as of April 4, 2009.  This estimate does not include any expense for additional options that may be granted and vest during 2009.

Comprehensive income:  We report comprehensive income or loss in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income.  SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components.  Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to shareholders’ equity.  Our other comprehensive loss is comprised of foreign currency translation adjustments.  The effect of the foreign currency translation adjustments, net of tax, was a loss of $102 and $25 for the three months ended April 4, 2009 and March 29, 2008, respectively.

Basic and diluted income (loss) per share:  We calculate income (loss) per share in accordance with SFAS No. 128, Earnings Per Share (SFAS 128).  Basic income (loss) per share is computed based on the weighted average number of common shares outstanding.  Diluted income (loss) per share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued.  Potentially dilutive shares of Common Stock include unexercised stock options.  Basic per share amounts are computed, generally, by dividing net income (loss) by the weighted average number of common shares outstanding.  Diluted per share amounts assume the conversion, exercise or issuance of all potential Common Stock instruments unless their effect is antidilutive, thereby reducing the loss or increasing the income per common share.  In calculating diluted weighted average shares and per share amounts, we included stock options with exercise prices below average market prices, for the respective reporting periods in which they were dilutive, using the treasury stock method.  We calculated the number of additional shares by assuming the outstanding stock options were exercised and that the proceeds from such exercises were used to acquire Common Stock at the average market price during the year.  For the three months ended April 4, 2009, we excluded all options from the diluted weighted average share outstanding calculation as the effect of these options is anti-dilutive.  The effect of all options outstanding for the three months ended March 29, 2008 was dilutive.

A reconciliation of the denominator in the basic and diluted income or loss per share is as follows:

	Three Months Ended
	April 4, 2009	March 29, 2008
Numerator:
Income (loss) from continuing operations	$(1,962)	$327
Loss from discontinued operations, net of income taxes	—	(210)
Net income (loss)	$(1,962)	$117

Denominator:
Weighted average shares outstanding - basic	4,578	4,556
Employee stock options	—	68
Weighted average shares outstanding - diluted	4,578	4,624

Basic income (loss) per share:
Continuing operations	$(0.43)	$0.07
Discontinued operations	—	(0.04)
Net income (loss)	$(0.43)	$0.03

Diluted income (loss) per share:
Continuing operations	$(0.43)	$0.07
Discontinued operations	—	(0.04)
Net income (loss)	$(0.43)	$0.03

4.              Line of Credit

We have an $18,000 line of credit with a lender.  The line was increased from $16,000 to $18,000 on February 5, 2008.  The interest rate on the line as of April 4, 2009 and January 3, 2009 was 6.25% (the greater of prime plus 1.50 percentage points or 6.25%).  The amount of borrowings available under the line of credit is based on a formula using receivables and inventories.  Our unused borrowing capacity under this line was $880 and $384 as of April 4, 2009 and January 3, 2009, respectively.  We may not have access to the full $18.0 million line of credit due to the formula using our receivables and inventories.  The line of credit has a stated maturity date of December 31, 2010, if not renewed, and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time.  The line of credit is collateralized by substantially all our assets and requires minimum monthly interest payments of $58, regardless of the outstanding principal balance.  The lender is also secured by an inventory repurchase agreement with Whirlpool Corporation for purchases from Whirlpool only.  The loan requires that we meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt we can incur, limits the amount of spending on fixed assets and prohibits payments of dividends.  As of April 4, 2009 and January 3, 2009, we were not in compliance with certain financial covenants of the loan agreement and received a waiver from the lender for those dates.

5.              Long-Term Obligations

Long-term debt and capital lease obligations consisted of the following:

	April 4, 2009	January 3, 2009
Adjustable rate mortgage, due in monthly installments, adjusted weekly based on 30-day LIBOR plus 2.70 percentage points (3.22% as of April 4, 2009 and 3.38% as of January 3, 2009) on a 20-year amortization due October 2012, collateralized by land and building	$2,696	$2,747

6.85% mortgage, due in monthly installments of $15, including interest, due January 2012, collateralized by land and building	1,641	1,659

Capital leases and other financing obligations (see below)	1,075	1,065
	5,412	5,471
Less current maturities	446	579
	$4,966	$4,892

Capital leases and other financing obligations:  We acquire certain equipment under capital leases and other financing obligations.  The cost of the equipment was approximately $1,496 and $1,396 at April 4, 2009 and January 3, 2009, respectively.  Accumulated amortization at April 4, 2009 and January 3, 2009 was approximately $483 and $387, respectively.  Depreciation and amortization expense for three months ended April 4, 2009 and March 29, 2008 is included in cost of revenues and selling, general and administrative expenses.

In September 2008, we entered into a master equipment lease with a lender providing up to $250 in available funds.  We utilized the entire lease line to fund equipment for the new retail outlets opened in December 2008 and January 2009.

In March 2009, we entered into a master equipment lease with a lender providing up to $100 in available funds.  We utilized the entire lease line in March 2009 to fund equipment for our retail outlet stores.

6.              Accrued Expenses

Accrued expenses were as follows:

	April 4, 2009	January 3, 2009
Compensation and benefits	$1,345	$1,565
Accrued recycling incentive checks	1,233	1,110
Accrued rent	433	461
Warranty expense	81	91
Accrued payables	362	509
Other	526	337
	$3,980	$4,073

7.              Commitments and Contingencies

Contracts:  We have entered into contracts with five appliance manufacturers.  Under the agreements there are no minimum purchase commitments; however, we have agreed to indemnify the manufacturers for certain claims, allegations or losses with respect to appliances we sell.

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

8.              Income Taxes

The effective income tax rate from continuing operations is as follows:

	Three Months Ended
	April 4, 2009	March 29, 2008
Effective income tax rate	0.8%	55.7%

We recorded a benefit from income taxes of $15 and $117 for the three months ended April 4, 2009 and March 29, 2008, respectively.  The benefit from income taxes is primarily the result of taxable losses in our Canadian subsidiary of $51 and $361 for the three months ended April 4, 2009 and March 29, 2008, respectively.   We did not record a benefit from income taxes for our U.S. subsidiaries because we have available net operating losses to offset future taxable income and we have recorded full valuation allowances against our U.S. net deferred tax assets due to the uncertainty of their realization.  The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

We account for uncertain tax positions in accordance with the provisions of FASB Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes.  As required by FIN 48, which clarifies FASB No. 109, Accounting for Income Taxes, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  As of April 4, 2009, we did not have any material uncertain tax positions.

It is our practice to recognize interest related to income tax matters as a component of interest expense and penalties as a component of selling, general and administrative expense.  As of April 4, 2009, we had an immaterial amount of accrued interest and penalties.

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

We had no significant unrecognized tax benefits as of April 4, 2009 that would reasonably be expected to affect our effective tax rate during the next twelve months.

9.              Shareholders’ Equity

Stock options:  Our 2006 Stock Option Plan (the “2006 Plan”) permits the granting of incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified options that do not meet the requirements of Section 422.  The 2006 Plan has 600 shares available for grant.  As of April 4, 2009, 300 options were outstanding to employees and non-employee directors and 15 options have been exercised under the 2006 Plan.  Our Restated 1997 Stock Option Plan (the “1997 Plan”) has expired, but the options outstanding under the expired 1997 Plan continue to be exercisable in accordance with their terms.  As of April 4, 2009, options to purchase an aggregate of 39 shares were outstanding under the 1997 Plan.  Options granted to employees typically vest over two years while grants to non-employee directors vest in six months.  There were no stock options granted in the first quarter of 2009.

Preferred stock:  Our amended Articles of Incorporation authorize two million shares of Preferred Stock that may be issued from time to time in one or more series having such rights, powers, preferences and designations as the Board of Directors may determine.  To date no such preferred shares have been issued.

10.       Segment Information

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

The following tables present our segment information for periods indicated:

	Three Months Ended
	April 4, 2009	March 29, 2008
Revenues:
Retail	$20,940	$18,858
Recycling	5,218	6,844
Total revenues	$26,158	$25,702

Operating income (loss):
Retail	$(1,320)	$1,004
Recycling	(357)	(26)
Unallocated corporate costs	(5)	(371)
Total operating income (loss)	$(1,682)	$607

Assets:
Retail	$18,839	$15,701
Recycling	7,270	9,225
Corporate assets not allocable	5,720	5,736
Total assets	$31,829	$30,662

Cash capital expenditures:
Retail	$40	$59
Recycling	4	55
Corporate assets not allocable	110	59
Total cash capital expenditures	$154	$173

Depreciation:
Retail	$98	$57
Recycling	76	70
Corporate assets not allocable	143	140
Total depreciation	$317	$267

Interest expense:
Retail	$205	$235
Recycling	66	72
Corporate assets not allocable	49	90
Total interest expense	$320	$397

Item 2.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking and Cautionary Statements

This quarterly report contains forward-looking statements that involve risks and uncertainties.  The statements contained in this quarterly report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Act of 1934, as amended.

Any statements contained in this quarterly report regarding our future operations, performance and results, and anticipated liquidity discussed herein are forward-looking and, therefore, are subject to certain risks and uncertainties, including, but not limited to, those discussed herein.  Any forward-looking information regarding our operations will be affected primarily by the speed at which individual retail outlets reach profitability, the volume of appliance retail sales and the strength of energy conservation recycling programs.  Any forward-looking information will also be affected by our continued ability to purchase product from our suppliers at acceptable prices, the ability of individual retail stores to meet planned revenue levels, the rate of growth in the number of retail stores, costs and expenses being realized at higher than expected levels, our ability to secure an adequate supply of special-buy appliances for resale, the ability to secure appliance recycling contracts with sponsors of energy efficiency programs, the ability of customers to supply units under their recycling contracts with us, and the continued availability of our current line of credit.

All of these forward-looking statements are based on information available to us on the date of this quarterly report.  Our actual results could differ materially from those discussed in this quarterly report.  The forward-looking statements contained in this quarterly report, and other written and oral forward-looking statements made by us from time to time, are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in Item 1A “Risk Factors” in our annual report on Form 10-K for the year ended January 3, 2009.

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

Subsidiaries.  ARCA Canada Inc., a Canadian corporation, is a wholly-owned subsidiary.  ARCA Canada was formed in September 2006 to provide turnkey recycling services for electric utility energy efficiency programs.  The operating results of ARCA Canada have been consolidated in our financial statements.  We were a sixty percent owner in North America Appliance Company, LLC (“NAACO”).  NAACO was formed and commenced operations in June 2003 and was a retailer of special-buy appliances in Texas.  The operating results of NAACO have been consolidated in our financial statements.  We were a sixty percent owner in Productos Duraderos de Norte America (“PDN”), a Mexican corporation.  PDN was acquired in September 2006 and refurbished room air conditioners for sale through our NAACO operation in McAllen, Texas, and through our ApplianceSmart Factory Outlet stores.  The operating results of PDN have been consolidated in our financial statements.

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

Reporting Period.  Operating results for the three-month periods ended April 4, 2009 and March 29, 2008 are presented using 13-week periods.  The results of operations for any interim period are not necessarily indicative of the results for the year.

Key Components of Results of Operations

Revenues.  We generate revenues from three sources: retail, recycling and byproduct.  Retail revenues are generated through the sale of new of appliances at our ApplianceSmart Factory Outlet stores.  Recycling revenues are generated by charging fees for collecting and recycling appliances for utilities and other sponsors of energy efficiency programs.  Byproduct revenues are generated by selling recovered materials, such as metals and plastics, and reclaimed chlorofluorocarbon (“CFC”) refrigerants, from appliances we collect and recycle, including appliances from our ApplianceSmart Factory Outlet stores.

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

Retail Segment.  We operated twenty and fifteen factory outlet stores during the first quarters of 2009 and 2008, respectively.  Our twenty factory outlet stores are located in convenient, high-traffic locations in Georgia, Minnesota, Ohio and Texas.  In 2008, we opened four new factory outlet stores: our sixth and seventh in Minnesota, third in Texas and fifth in Georgia.  In January 2009, we opened our sixth factory outlet store in Georgia.

Recycling Segment.  We operate six processing and recycling centers, which are located in Minnesota, California, Texas, Illinois and Ontario, Canada.  We are actively pursuing opportunities to support energy efficiency programs run by electric utility companies.  We handle appliance recycling programs for and in the service territories of Southern California Edison; San Diego Gas & Electric; Southern California Public Power Authority; Austin Energy, AEP Texas and Oncor Electric Delivery in Texas; Ameren and City Water Light & Power in Illinois; Wisconsin Public Power; Ontario Power Authority; Minnesota Power; and several Southern California municipal electric utilities.

Results of Operations

The following table sets forth our consolidated operating results for the periods indicated as a percentage of total revenues:

	Three Months Ended
	April 4, 2009	March 29, 2008
Revenues	100.0%	100.0%
Cost of revenues	75.8	68.6
Gross profit	24.2	31.4
Selling, general and administrative expenses	30.6	29.0
Operating income (loss)	(6.4)	2.4
Other income (expense):
Interest expense, net	(1.2)	(1.5)
Other expenses, net	0.1	0.0
Income (loss) from continuing operations before income taxes	(7.5)	0.9
Benefit from income taxes	(0.1)	(0.5)
Income (loss) from continuing operations	(7.4)	1.4
Loss from discontinued operations, net of income taxes	0.0	(0.8)
Net income (loss)	(7.4)%	0.6%

For the Three Months Ended April 4, 2009 and March 29, 2008

The following table sets forth the key results of operations by segment for the three months ended April 4, 2009 and March 29, 2008 (dollars in millions):

	2009	2008	% Change
Revenues:
Retail	$20.9	$18.9	11.0%
Recycling	5.3	6.8	(23.8)%
Total revenues	$26.2	$25.7	1.8%

Operating income (loss):
Retail	$(1.3)	$1.0	(231.5)%
Recycling	(0.4)	—	1,273.1%
Unallocated corporate costs	—	(0.4)	(98.7)%
Total operating income (loss)	$(1.7)	$0.6	(377.1)%

Revenues.  Revenues for the three months ended April 4, 2009 and March 29, 2008 are as follows (dollars in millions):

	2009	2008	% Change
Retail	$20.9	$18.9	11.0%
Recycling	4.6	5.9	(23.3)%
Byproduct	0.7	0.9	(27.1)%
	$26.2	$25.7	1.8%

Our total revenues of $26.2 million for the first quarter of 2009 increased $0.5 million or 1.8% from $25.7 million in the first quarter of 2008.  Retail revenues accounted for 80% of total revenues for the first quarter of 2009 compared to 73% in the first quarter of 2008.

Retail Revenues.  Our retail revenues of $20.9 million for the first quarter of 2009 increased $2.0 million or 11.0% from $18.9 million in the first quarter of 2008.  The increase in retail revenues was due primarily to opening five new factory outlet stores throughout 2008 and early in 2009.  These new stores contributed $3.4 million of additional revenues in 2009 compared to 2008.  Our comparable store revenues of the fifteen ApplianceSmart Factory Outlets that were open during the first quarters of 2009 and 2008 were down 8.9% or $1.6 million.  The decrease in comparable store revenues is due primarily to price compression on product to remain competitive with other retailers in the current economic environment and lower same-store sales.  We expect the economic slowdown and cutback in consumer spending to continue through 2009, negatively impacting our sales.  We also plan to slow down the opening of new stores in 2009 until we see a pickup in consumer spending.  We anticipate opening one additional retail store in 2009.

Our factory outlets carry a wide range of new in-the-box and special-buy appliances, which include manufacturer closeouts, factory overruns, floor samples, returned or exchanged items, open-carton items, and scratch and dent appliances.  All these appliances are new.  Some are in the carton while others are out of the carton.

We continue to purchase the majority of both new in-the-box and special-buy appliances from five major manufacturers. We have no minimum purchase requirements with any of these manufacturers.  We believe purchases from these five manufacturers will provide an adequate supply of high-quality appliances for our retail factory outlets; however, there is a risk that one or more of these sources could be curtailed or lost.

Recycling Revenues.  Our recycling revenues of $4.6 million for the first quarter of 2009 decreased $1.3 million or 23.3% from $5.9 million in the first quarter of 2008.  The decrease was due primarily to recycling fewer appliances under our California contracts in 2009 compared to 2008.  Our contract with Southern California Edison was reduced by 25% in 2009.  Additionally, the revenues from our refrigerator replacement program with Los Angeles Department of Water and Power were down primarily due to the contract not being renewed until the fourth week of January 2009.  We are aggressively pursuing new appliance recycling programs but cannot predict if we will be successful in signing new contracts or renewing existing contracts.

Byproduct Revenues.  Our byproduct revenues of $0.7 million for the first quarter of 2009 decreased $0.2 million or 27.1% from $0.9 million in the first quarter of 2008.  The decrease was due primarily to lower volumes, and to a lesser extent, lower scrap metal prices compared to the first quarter of 2008.  We expect that scrap material prices will stay depressed throughout 2009 compared to 2008.

Gross Profit.  Our overall gross profit of $6.3 million for the first quarter decreased $1.7 million or 21.5% from $8.1 million in the first quarter of 2008.  Our gross profit as a percentage of total revenues for the first quarter of 2009 was 24.2% compared to 31.4% in the first quarter of 2008.  The decrease in gross margin is related primarily to price compression on product, lower same-store sales and a sales shift from out-of-the-box product to in-the-box product.  Recycling gross profit percentages are typically higher than retail gross profit percentages. Our retail margins on out-of-the box product are typically higher than in-the-box product.  Our gross profit as a percentage of total revenues for future periods can be affected favorably or unfavorably by numerous factors, including:

1.              The mix of retail products we sell.

2.              The prices at which we purchase product from the major manufacturers who supply product to us.

3.              The volume of appliances we receive through our recycling contracts.

4.              The volume and price of scrap metals, plastics and reclaimed CFCs.

Unless we can significantly increase our appliance purchasing volume, resulting in a higher level rebates, or sign substantial recycling contracts utilizing our current recycling facilities, gross profit percentages will remain flat or slightly decreased in 2009 compared to 2008.

Selling, General and Administrative Expenses.  Our selling, general and administrative (“SG&A”) expenses of $8.0 million for the first quarter of 2009 increased $0.6 million or 7.5% from $7.4 million in the first quarter of 2008.  Our SG&A expenses as a percentage of total revenues for the first quarter of 2009 was 30.6% compared to 29.0% for the first quarter of 2008.  Selling expenses increased $0.8 million to $5.6 million in the first quarter of 2009 from $4.8 million in the first quarter of 2008.  The increase in selling expenses was due primarily to the five new factory outlet stores open for the first quarter of 2009 compared to the first quarter of 2008.  General and administrative expenses decreased $0.2 million to $2.4 million in the first quarter of 2009 from $2.6 million in the first quarter of 2008.  The decrease was due primarily to cost savings initiatives implemented in the first quarter of 2009.  We expect SG&A expenses to decrease slightly as a percentage of total revenues in 2009 due to cost saving initiatives.

Interest Expense.  Interest expense decreased $0.1 million to $0.3 million in the first quarter of 2009 compared to $0.4 million in the first quarter of 2008.  The decrease was due primarily to the decline in the weighted average interest rate on our line of credit.  We cannot predict what will happen with interest rates throughout the remainder of 2009.

Provision for Income Taxes.  Our benefit from income taxes for the first quarter of 2009 decreased $0.1 million compared to the first quarter of 2008.  The decrease is due primarily to lower taxable losses from our Canadian subsidiary.  We did not record a benefit from income taxes for our U.S. subsidiaries because we have available net operating losses to offset future taxable income, and we have recorded full valuation allowances against our U.S. net deferred tax assets due to the uncertainty of their realization.  The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

Liquidity and Capital Resources

Principal Sources and Uses of Liquidity.  Our principal sources of liquidity are cash from operations and borrowings under our line of credit.  Our principal liquidity requirements consist of long-term debt and capital lease obligations, capital expenditures and working capital.  Our cash and cash equivalents as of April 4, 2009 were $1.7 million compared to $3.5 million as of January 3, 2009.  Our working capital decreased to $4.0 million for the three months ended April 4, 2009 compared to $5.5 million for the three months ended March 29, 2008.

Net Cash Provided by Operating Activities.  Our net cash provided by operating activities was $1.7 million for the three months ended April 4, 2009 compared to $1.2 million for the three months ended March 29, 2008.  The increase in cash provided by operating activities was due to more cash provided by our operating assets, primarily inventory and accounts receivable partially offset by our net operating loss.

Net Cash Used in Investing Activities.  Our net cash used in investing activities was $0.2 million for each of the three months ended April 4, 2009 and March 29, 2008.  The net cash used in investing activities was primarily related to internal software development, the purchase of computer equipment, phone systems, and leasehold improvements to support our new store openings.  We did not have any material purchase commitments for assets as of April 4, 2009.

Net Cash Used in Financing Activities.  Our net cash used in financing activities was $3.2 million for the three months ended April 4, 2009 compared to $1.9 million for the three months ended March 29, 2008.  The net cash used in financing activities in 2009 and 2008 was due primarily to net payments on our line of credit and payments on our long-term obligations.  In the first quarter of 2008, the cash used in financing activities was partially offset by receiving $0.2 million in cash related to the exercise of stock options.

Outstanding Indebtedness.  We have an $18.0 million line of credit with a lender.  The line was increased from $16.0 million to $18.0 million on February 5, 2008.  The interest rate on the line as of April 4, 2009 and January 3, 2009 was 6.25% (the greater of prime plus 1.50 percentage points or 6.25%).  The amount of borrowings available under the line of credit is based on a formula using receivables and inventories.  Our unused borrowing capacity under this line was $0.9 million and $0.4 million as of April 4, 2009 and January 3, 2009, respectively.  We may not have access to the full $18.0 million line of credit due to the formula using our receivables and inventories.  The line of credit has a stated maturity date of December 31, 2010, if not renewed, and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time.  The line of credit is collateralized by substantially all our assets and requires minimum monthly interest payments of $58,000, regardless of the outstanding principal balance.  The lender is also secured by an inventory repurchase agreement with Whirlpool Corporation for purchases from Whirlpool only.  The loan requires that we meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt we can incur, limits the amount of spending on fixed assets and prohibits payments of dividends.  As of April 4, 2009 and January 3, 2009, we were not in compliance with certain financial covenants of the loan agreement and received a waiver from the lender for those dates.

In September 2008, we entered into a master equipment lease with a lender providing up to $0.3 million in available funds.  We utilized the entire lease line to fund equipment for the new retail outlets opened in December 2008 and January 2009.

In March 2009, we entered into a master equipment lease with a lender providing up to $0.1 million in available funds.  We utilized the entire lease line in March 2009 to fund equipment for our retail outlet stores.

As of April 4, 2009, we had long-term obligations of $5.4 million consisting of mortgages on our Minnesota and California buildings along with various financings, primarily consisting of capital leases.

We believe, based on the anticipated sales per retail store, the anticipated revenues from our recycling contracts and our anticipated gross profit, that our cash balance, anticipated funds generated from operations and our current line of credit will be sufficient to finance our operations, long-term obligations and capital expenditures for at least the next twelve months.  Our total capital requirements for 2009 will depend upon, among other things as discussed below, the number and size of retail stores operating during the fiscal year and the recycling volumes generated from recycling contracts in 2009.  Currently, we have twenty retail stores and six recycling centers in operation.  We may need additional capital to finance our operations if our revenues are lower than anticipated or our expenses are higher than anticipated, or if we pursue new opportunities.  Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (common or preferred stock) or other financing opportunities.  There can be no assurance that such additional sources of financing will be available on terms satisfactory to us or permitted by our current debt agreement.

Item 3.                                                          Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Impact of Inflation

Interest Rate Risk.  We do not believe there is any significant risk related to interest rate fluctuations on our long-term fixed-rate debt.  There is interest rate risk on the line of credit, since our interest rate floats with prime.  The outstanding balance on our line of credit as of April 4, 2009 was approximately $11.4 million.  There is also interest rate risk on approximately $2.7 million in long-term debt entered into in September 2002, since our interest rate is based on the 30-day LIBOR rate.  Although the $11.4 million line of credit is subject to a minimum interest rate of 6.25%, based on average floating rate borrowings of $14.1 million, a hypothetical 100 basis point change in the applicable interest rate would have caused our interest expense to change by an immaterial amount for the first quarter of 2009.

Foreign Currency Exchange Rate Risk.  We currently generate revenues in Canada.  The reporting currency for our consolidated financial statements is U.S. dollars.  It is not possible to determine the exact impact of foreign currency exchange rate changes; however, the effect on reported revenue and net earnings can be estimated.  We estimate that the overall strength of the U.S. dollar against the Canadian dollar had an unfavorable impact on revenues in the amount of approximately $0.3 million for the three months ended April 4, 2009.  In addition, we estimate that such strength had an unfavorable impact of approximately $0.1 million on our net income for the three months ended April 4, 2009.  We do not currently hedge foreign currency fluctuations and do not intend to do so for the foreseeable future.

We do not hold any derivative financial instruments nor do we hold any securities for trading or speculative purposes.

Also, we believe the decline in the housing and credit markets could adversely affect buying habits of our customers throughout at least the remainder of 2009.

Item 4.                                                          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our Board of Directors and senior management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on their evaluation, the principal executive officer and principal financial officer of the Company have concluded, pursuant to the Exchange Act Rule 13a-15(b), that the design and operation of our disclosure controls and procedures were effective to ensure information required to be disclosed in this Form 10-Q was processed, recorded, summarized and reported within the time periods specified in the rules and instructions for the Form 10-Q.

Changes in Internal Control Over Financial Reporting

During the first quarter of fiscal 2009, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II.                                             Other Information

Item 1.                                                          Legal Proceedings

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

Item 2.                                                          Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                                                          Defaults Upon Senior Securities

None.

Item 4.                                                          Submission of Matters to a Vote of Security Holders

None.

Item 5.                                                          Other Information

None.

Item 6.                                                          Exhibits

Exhibit Number	Description
31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith.

†  Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

Dated: May 18, 2009	APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
(Registrant)

	By	/s/ Edward R. Cameron
Edward R. Cameron
President and Chief Executive Officer

	By	/s/ Peter P. Hausback
Peter P. Hausback
Executive Vice President, Chief Financial Officer and Principal Accounting Officer