Form 10-Q
period 2009-07-04
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2009-08-14
CIK 862861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 4, 2009

or

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

As of August 10, 2009, there were 4,577,777 outstanding shares of the registrant’s Common Stock, without par value.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

PART I.                 FINANCIAL INFORMATION

Item 1.                   Financial Statements

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	July 4,	January 3,
	2009	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,738	$3,498
Accounts receivable, net of allowance of $98 and $292, respectively	5,306	6,056
Inventories, net of reserves of $301 and $115, respectively	16,345	18,834
Other current assets	598	950
Deferred income taxes	448	448
Total current assets	24,435	29,786
Property and equipment, net	6,741	6,967
Deferred income taxes	186	177
Other assets	752	485
Total assets	$32,114	$37,415

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,376	$4,473
Accrued expenses	3,650	4,073
Line of credit	12,361	14,527
Current maturities of long-term obligations	616	579
Income taxes payable	—	362
Total current liabilities	21,003	24,014

Long-term obligations, less current maturities	4,714	4,892
Deferred income tax liabilities	524	520
Total liabilities	26,241	29,426

Commitments and contingencies	—	—

Shareholders’ equity:
Common Stock, no par value; 10,000 shares authorized; issued and outstanding: 4,578 shares	16,504	16,221
Accumulated deficit	(10,302)	(7,929)
Accumulated other comprehensive loss	(329)	(303)
Total shareholders’ equity	5,873	7,989
Total liabilities and shareholders’ equity	$32,114	$37,415

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Revenues:
Retail	$19,327	$20,976	$40,267	$39,834
Recycling	5,374	7,288	9,936	13,232
Byproduct	691	1,398	1,347	2,298
Total revenues	25,392	29,662	51,550	55,364

Costs of revenues	17,807	20,016	37,636	37,657
Gross profit	7,585	9,646	13,914	17,707
Selling, general and administrative expenses	7,729	8,106	15,740	15,560
Operating income (loss)	(144)	1,540	(1,826)	2,147

Other income (expense):
Interest expense, net	(256)	(327)	(575)	(724)
Other expense, net	(95)	—	(71)	—
Income (loss) from continuing operations before income taxes	(495)	1,213	(2,472)	1,423
Provision for (benefit from) income taxes	(84)	293	(99)	176
Income (loss) from continuing operations	(411)	920	(2,373)	1,247
Loss from discontinued operations, net of tax	—	(83)	—	(293)
Net income (loss)	$(411)	$837	$(2,373)	$954

Basic income (loss) per share:
Continuing operations	$(0.09)	$0.20	$(0.52)	$0.27
Discontinued operations	—	(0.02)	—	(0.06)
Net income (loss)	$(0.09)	$0.18	$(0.52)	$0.21

Diluted income (loss) per share:
Continuing operations	$(0.09)	$0.20	$(0.52)	$0.27
Discontinued operations	—	(0.02)	—	(0.06)
Net income (loss)	$(0.09)	$0.18	$(0.52)	$0.21

Weighted average number of shares outstanding:
Basic	4,578	4,571	4,578	4,563
Diluted	4,578	4,632	4,578	4,627

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Six Months Ended
	July 4,	June 28,
	2009	2008
Operating activities
Net income (loss)	$(2,373)	$954
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	648	540
Provision for bad debts	68	253
Share-based compensation	283	238
Loss on disposal of assets	56	—
Changes in assets and liabilities:
Accounts receivable	682	2,372
Inventories	2,534	(1,569)
Other current assets	352	145
Other assets	(13)	20
Accounts payable and accrued expenses	(520)	(845)
Income taxes payable	(362)	84
Net cash flows provided by operating activities	1,355	2,192

Investing activities
Purchases of property and equipment	(357)	(370)
Investment in joint venture	(263)	—
Net cash flows used in investing activities	(620)	(370)

Financing activities
Checks issued in excess of cash in bank	—	(310)
Net payments under line of credit	(2,166)	(1,100)
Payments on long-term obligations	(328)	(218)
Proceeds from stock option exercises	—	217
Net cash flows used in financing activities	(2,494)	(1,411)

Effect of changes in exchange rate on cash and cash equivalents	(1)	(47)

Increase (decrease) in cash and cash equivalents	(1,760)	364
Cash and cash equivalents at beginning of period	3,498	2,777
Cash and cash equivalents at end of period	$1,738	$3,141

Supplemental disclosures of cash flow information
Cash payments for interest	$577	$724
Cash payments for income taxes, net	$373	$81

Non-cash investing and financing activities
Equipment and displays acquired under capital lease	$188	$227

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share Amounts)

1.              Nature of Business and Basis of Presentation

Appliance Recycling Centers of America, Inc. and Subsidiaries (“we,” the “Company” or “ARCA”) are in the business of selling new major household appliances through a chain of Company-owned factory outlet stores under the name ApplianceSmart®.  We also provide turnkey appliance recycling and replacement services for electric utilities and other sponsors of energy efficiency programs.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Article 8 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, normal and recurring adjustments and accruals considered necessary for a fair presentation for the periods indicated have been included.  Operating results for the three-month and six-month periods ended July 4, 2009 and June 28, 2008 are presented using 13-week and 26-week periods, respectively.  The results of operations for any interim period are not necessarily indicative of the results for the year.

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

Reclassifications:  Certain prior year items have been reclassified to conform to current year presentation.  We reclassified the results of our discontinued operations below income (loss) from continuing operations in the consolidated statements of operations.  In Note 11 to “Notes to Consolidated Financial Statements,” we reclassified certain assets, revenue and operating income items between our retail, recycling and unallocated corporate segments.

2.               Recent Accounting Pronouncements

In July 2009, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Standards (“SFAS”) No. 168 (“SFAS No. 168”), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and will become the source of authoritative non-SEC authoritative GAAP.  SFAS No. 168 establishes a two-level GAAP hierarchy for nongovernmental entities:  authoritative guidance and nonauthoritative guidance.  Authoritative guidance consists of the Codification and, for SEC registrants, rules and interpretative releases of the Commission.  Nonauthoritative guidance consists of non-SEC accounting literature that is not included in the Codification and has not been grandfathered.  SFAS No. 168, including the Codification, is effective for financial statements of interim and annual periods ending after September 15, 2009 and we will adopt SFAS No. 168 during the period ending October 3, 2009.  As the Codification was not intended to change or alter existing GAAP, it will not have any impact on our consolidated financial statements.

In June 2009, the FASB also published SFAS No. 167, Consolidation of Variable Interest Entities an amendment to FIN 46(R).  SFAS No. 167 addresses the effects of eliminating the qualified special purpose entity concept from SFAS No. 140 and responds to concerns about the application of certain key provisions of FIN 46(R), including concerns over the transparency of enterprises’ involvement with Variable Interest Entities (VIEs). SFAS No. 167 is effective for fiscal years beginning after November 15, 2009.  We do not expect SFAS No. 167 to have a material impact on the preparation of our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140.  SFAS No. 166 eliminates the concept of a “qualified special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets.  SFAS No. 166 is effective for fiscal years beginning after November 15, 2009.  We do not expect SFAS No. 166 to have a material impact on the preparation of our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events.  SFAS No. 165 requires all public entities to evaluate subsequent events through the date that the financial statements are available to be issued and disclose in the notes the date through which the Company has evaluated subsequent events and whether the financial statements were issued or were available to be issued on the disclosed date. SFAS No. 165 defines two types of subsequent events, as follows: the first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet and the second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively.  The adoption of SFAS No. 165 did not have a material effect on our results of operations or financial position.

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

3.     Significant Accounting Policies

Trade receivables:  We carry unsecured trade receivables at the original invoice amount less an estimate made for doubtful accounts based on a monthly review of all outstanding amounts.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions.  We write off trade receivables when we deem them uncollectible.  We record recoveries of trade receivables previously written off when we receive them.  We consider a trade receivable to be past due if any portion of the receivable balance is outstanding for more than ninety days.  We do not charge interest on past due receivables.  Our management considers the allowance for doubtful accounts of $98 and $292 to be adequate to cover any exposure to loss as of July 4, 2009 and January 3, 2009, respectively.

Inventories:  Inventories, consisting principally of appliances, are stated at the lower of cost, determined on a specific identification basis, or market and consist of:

	July 4, 2009	January 3, 2009
Finished goods	$16,646	$18,949
Less provision for inventory obsolescence	(301)	(115)
	$16,345	$18,834

We provide estimated provisions for the obsolescence of our appliance inventories, including adjustments to market, based on various factors, including the age of such inventory and our management’s assessment of the need for such provisions.  We look at historical inventory agings and margin analysis in determining our provision estimate.

Property and equipment:  Property and equipment consists of the following:

	July 4, 2009	January 3, 2009
Land	$2,050	$2,050
Buildings and improvements	5,316	5,249
Equipment (including computer software)	9,471	9,161
	16,837	16,460
Less accumulated depreciation and amortization	(10,096)	(9,493)
	$6,741	$6,967

Software development costs:  We capitalize software developed for internal use and are amortizing such costs over their estimated useful lives of three to five years.  Costs capitalized were $149 and $72 for the six months ended July 4, 2009 and June 28, 2008, respectively.

Impairment of long-lived assets:  We evaluate long-lived assets such as property and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.  We assess impairment based on the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition.  Should the sum of the expected future net cash flows be less than the carrying value, we recognize an impairment loss at that time.  We measure an impairment loss by comparing the amount by which the carrying value exceeds the fair value (estimated discounted future cash flows or appraisal of assets) of the long-lived assets.  We recognized no impairment charges during the three and six months ended July 4, 2009 and June 28, 2008.

Deferred financing fees:  Deferred financing fees are presented in the consolidated balance sheets as a component of other assets and are reported net of accumulated amortization.  We record amortization expense on a straight-line basis over the term of the underlying debt.  Deferred financing fees, net of accumulated amortization, were $32 and $38 as of July 4, 2009 and January 3, 2009, respectively.

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

Changes in our warranty accrual are as follows:

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Beginning Balance	$81	$87	$91	$80
Standard accrual based on units sold	22	19	41	45
Actual costs incurred	(4)	(1)	(8)	(2)
Periodic accrual adjustments	(17)	(18)	(42)	(36)
Ending Balance	$82	$87	$82	$87

Share-based compensation:  We account for share-based compensation using the modified prospective method.  Under this method, we recognize compensation expense on a straight-line basis over the vesting period for all share-based awards granted.  We use the Black-Scholes option pricing model to determine the fair value of awards at the grant date.  We calculate the expected volatility for stock option awards using historical volatility.  We estimate a 0%-5% forfeiture rate for stock options issued to all employees and Board of Directors members, but will continue to review these estimates in future periods.  The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected life represents the period that the stock option awards are expected to be outstanding.  The expected dividend yield is zero as we have not paid or declared any cash dividends on our Common Stock.  Based on these valuations, we recognized share-based compensation expense of $131 and $160 for the three months ended July 4, 2009 and June 28, 2008, respectively.  For the six months ended July 4, 2009 and June 28, 2008, we recognized share-based compensation expense of $283 and $238, respectively.  We estimate that the remaining expense for fiscal 2009 and beyond will be approximately $304 and $144, respectively, based on the value of options outstanding as of July 4, 2009.  This estimate does not include any expense for additional options that may be granted during 2009.

Comprehensive income (loss):  Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income (loss) but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to shareholders’ equity.  Our other comprehensive income (loss) is comprised of foreign currency translation adjustments.  The effect of the foreign currency translation adjustments, net of tax, was income of $76 and a loss of $22 for the three months ended July 4, 2009 and June 28, 2008, respectively. The effect of the foreign currency translation adjustments, net of tax, was a loss of $26 and $47 for the six months ended July 4, 2009 and June 28, 2008, respectively.

Basic and diluted income (loss) per share:  Basic income (loss) per share is computed based on the weighted average number of common shares outstanding.  Diluted income (loss) per share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued.  Potentially dilutive shares of Common Stock include unexercised stock options.  Diluted per share amounts assume the conversion, exercise or issuance of all potential Common Stock instruments unless their effect is antidilutive, thereby reducing the loss or increasing the income per common share.  In calculating diluted weighted average shares and per share amounts, we included stock options with exercise prices below average market prices, for the respective reporting periods in which they were dilutive, using the treasury stock method.  We calculated the number of additional shares by assuming the outstanding stock options were exercised and that the proceeds from such exercises were used to acquire Common Stock at the average market price during the year.  For the three and six months ended July 4, 2009, we excluded all options from the diluted weighted average share outstanding calculation as the effect of these options is anti-dilutive due to our net loss.  For the three and six months ended June 28, 2008, we excluded 8 options from the diluted weighted-average share outstanding calcultion because the stock options were granted at a price higher than the average market price for the quarter.

A reconciliation of the denominator in the basic and diluted income or loss per share is as follows:

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Numerator:
Income (loss) from continuing operations	$(411)	$920	$(2,373)	$1,247
Loss from discontinued operations, net of income taxes	—	(83)	—	(293)
Net income (loss)	$(411)	$837	$(2,373)	$954

Denominator:
Weighted average shares outstanding - basic	4,578	4,571	4,578	4,563
Employee stock options	—	61	—	64
Weighted average shares outstanding — diluted	4,578	4,632	4,578	4,627

Basic income (loss) per share:
Continuing operations	$(0.09)	$0.20	$(0.52)	$0.27
Discontinued operations	—	(0.02)	—	(0.06)
Net income (loss)	$(0.09)	$0.18	$(0.52)	$0.21

Diluted income (loss) per share:
Continuing operations	$(0.09)	$0.20	$(0.52)	$0.27
Discontinued operations	—	(0.02)	—	(0.06)
Net income (loss)	$(0.09)	$0.18	$(0.52)	$0.21

4.              Investment

On June 1, 2009, we completed a $263 investment in Diagnostico y Administracion de Logistica Inversa, S.A. de C.V. (“DALI”), a Mexican company.  DALI is a joint venture that operates a refrigerator recycling program sponsored by the Mexican government.  Our investment represents a 46.3% ownership in the joint venture.  The DALI joint venture is accounted for under the equity method and is presented in the consolidated balance sheets as a component of other assets.  The recycling program is a four-year program that is funded annually, with plans to recycle a total of 1.6 million refrigerators.  The results of the joint venture were immaterial for the period ended July 4, 2009.

5.              Line of Credit

We have an $18,000 line of credit with a lender.  The line was increased from $16,000 to $18,000 on February 5, 2008.  The interest rate on the line as of July 4, 2009 and January 3, 2009 was 6.25% (the greater of prime plus 1.50 percentage points or 6.25%).  The amount of borrowings available under the line of credit is based on a formula using receivables and inventories.  Our unused borrowing capacity under this line was $238 and $384 as of July 4, 2009 and January 3, 2009, respectively.  We may not have access to the full $18.0 million line of credit due to the formula using our receivables and inventories.  The line of credit has a stated maturity date of December 31, 2010, if not renewed, and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time.  The line of credit is collateralized by substantially all our assets and requires minimum monthly interest payments of $58, regardless of the outstanding principal balance.  The lender is also secured by an inventory repurchase agreement with Whirlpool Corporation for purchases from Whirlpool only.  The loan requires that we meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt we can incur, limits the amount of spending on fixed assets and prohibits payments of dividends.  As of July 4, 2009 and January 3, 2009, we were not in compliance with certain financial covenants of the loan agreement and received a waiver from the lender for those dates.

6.              Long-Term Obligations

Long-term debt and capital lease obligations consisted of the following:

	July 4, 2009	January 3, 2009
Adjustable rate mortgage, due in monthly installments, adjusted weekly based on 30-day LIBOR plus 2.70 percentage points (3.01% as of July 4, 2009 and 3.38% as of January 3, 2009) on a 20-year amortization due October 2012, collateralized by land and building	$2,642	$2,747

6.85% mortgage, due in monthly installments of $15, including interest, due January 2012, collateralized by land and building	1,623	1,659

Capital leases and other financing obligations (see below)	1,065	1,065
	5,330	5,471
Less current maturities	616	579
	$4,714	$4,892

Capital leases and other financing obligations:  We acquire certain equipment under capital leases and other financing obligations.  The cost of the equipment was approximately $1,526 and $1,396 at July 4, 2009 and January 3, 2009, respectively.  Accumulated amortization at July 4, 2009 and January 3, 2009 was approximately $577 and $387, respectively.  Depreciation and amortization expense is included in cost of revenues and selling, general and administrative expenses.

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

In June 2009, we entered into a master equipment lease with a lender providing up to $88 in available funds.  We utilized the entire lease line in June 2009 to fund equipment and displays for our retail outlet stores.

7.              Accrued Expenses

Accrued expenses were as follows:

	July 4, 2009	January 3, 2009
Compensation and benefits	$1,022	$1,565
Accrued recycling incentive checks	1,232	1,110
Accrued rent	461	461
Warranty expense	82	91
Accrued payables	420	509
Other	433	337
	$3,650	$4,073

8.              Commitments and Contingencies

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

In January 2009, the Court granted JACO a summary judgment in ARCA’s lawsuit against the parties.  The ruling was made by the same judge who had earlier denied summary judgment to the defendants.  Even though the Court’s ruling will have no impact on our method of recycling or ability to conduct existing or future business, we filed an appeal with the Ninth Circuit Court of Appeals in California in February 2009 seeking to have the court set aside the summary judgment.  We believe the decision by the trial judge was in error and contrary to the law relating to unfair competition and false advertising.  We believe we are entitled to our day in court against JACO for damages caused by their actions, but we do not yet have a timeline on a decision of the appeal.

On October 24, 2006, JACO and SEG Umwelt-Service/Basis of Mettlach, Germany (“SEG”) filed a patent infringement lawsuit in Federal Court in San Francisco against us.  The suit claimed that we had been using refrigerator recycling systems and processes covered by two U.S. patents issued to SEG and exclusively licensed to JACO.  JACO and SEG sought an undisclosed amount in damages, in addition to an injunction barring us from continuing to use and market the systems and processes upon which we allegedly infringed.  This suit was subsequently dismissed following a transfer of the case to Los Angeles upon the motion of ARCA.

9.              Income Taxes

We recorded a benefit from income taxes of $84 and provision for income taxes of $293 for the three months ended July 4, 2009 and June 28, 2008, respectively.  For the six months ended July 4, 2009 and June 28, 2008, we recorded a benefit from income taxes of $99 and provision for income taxes of $176, respectively.  In the second quarter of 2009, we recorded a discrete item related to additional Canadian tax deductions determined by completing a detailed transfer pricing study.  We recognized a tax benefit of approximately $183 related solely to our Canadian operations compared to the original tax provision estimate for fiscal 2008.  We also recorded a provision for taxes for the six months ended July 4, 2009 of $79 related to our Canadian operations, which offsets the impact of the discrete item recognized in the second quarter of 2009.  We did not record a provision for or benefit from income taxes for our U.S. subsidiaries because we have available net operating losses to offset future taxable income and we have recorded full valuation allowances against our U.S. net deferred tax assets due to the uncertainty of their realization.  The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

We account for uncertain tax positions and recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  As of July 4, 2009, we did not have any material uncertain tax positions.

It is our practice to recognize interest related to income tax matters as a component of interest expense and penalties as a component of selling, general and administrative expense.  As of July 4, 2009, we had an immaterial amount of accrued interest and penalties.

We are subject to income taxes in the U.S. federal jurisdiction, foreign jurisdictions and various state jurisdictions.  Tax regulations from each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  With few exceptions, we are no longer subject to U.S. federal, foreign, state or local income tax examinations by tax authorities for the years before 2006.  We are not currently under examination by any taxing jurisdiction.

We had no significant unrecognized tax benefits as of July 4, 2009 that would reasonably be expected to affect our effective tax rate during the next twelve months.

10.       Shareholders’ Equity

Stock options:  Our 2006 Stock Option Plan (the “2006 Plan”) permits the granting of incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified options that do not meet the requirements of Section 422.  The 2006 Plan has 600 shares available for grant.  As of July 4, 2009, 352 options were outstanding to employees and non-employee directors and 15 options have been exercised under the 2006 Plan.  Our Restated 1997 Stock Option Plan (the “1997 Plan”) has expired, but the options outstanding under the expired 1997 Plan continue to be exercisable in accordance with their terms.  As of July 4, 2009, options to purchase an aggregate of 39 shares were outstanding under the 1997 Plan.  Options granted to employees typically vest over two years while grants to non-employee directors vest in six months.

During the second quarter of 2009, we granted 52 stock options with an exercise price of $1.87, vesting periods ranging from six months to two years and a fair value of $1.59.

The following table summarizes the assumptions used to estimate the fair value of options granted during the second quarter of 2009 using the Black-Scholes Model:

Expected dividend yield	0.0%
Expected stock price volatility	104.8%
Risk-free interest rate	2.6%
Expected life of options	7 years

Preferred stock:  Our amended Articles of Incorporation authorize two million shares of Preferred Stock that may be issued from time to time in one or more series having such rights, powers, preferences and designations as the Board of Directors may determine.  To date no such preferred shares have been issued.

11.       Segment Information

We operate within targeted markets through two reportable segments: retail and recycling.  The retail operation is comprised of income generated through our ApplianceSmart Factory Outlet stores, which includes appliance sales and byproduct revenues from collected appliances.  The recycling operation includes all fees charged and costs incurred for collecting, recycling and installing appliances for utilities and other customers and includes byproduct revenue, which is primarily generated through the recycling of appliances.  The nature of products, services and customers for both segments varies significantly.  As such, the segments are managed separately.  Our Chief Executive Officer has been identified as the Chief Operating Decision Maker (“CODM”).  The CODM evaluates performance and allocates resources based on sales and income from operations of each segment.  Income from operations represents revenues less cost of revenues and operating expenses, including certain allocated selling, general and administrative costs.  There are no intersegment sales or transfers.  During 2009, we modified the way we report byproduct revenues, recycling revenues and recycling costs in order to more accurately report the activity within our two reportable segments.  Although not material, comparable period revenue and operating income items have been reclassified between our retail and recycling segments to conform to our current year presentation.

The following table presents our segment information for periods indicated:

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Revenues:
Retail	$19,425	$21,159	$40,438	$40,122
Recycling	5,967	8,503	11,112	15,242
Total revenues	$25,392	$29,662	$51,550	$55,364

Operating income (loss):
Retail	$(645)	$745	$(1,965)	$1,869
Recycling	499	1,297	143	1,152
Unallocated corporate costs	2	(502)	(4)	(874)
Total operating income (loss)	$(144)	$1,540	$(1,826)	$2,147

Assets:
Retail	$18,623	$18,260	$18,623	$18,260
Recycling	7,188	9,297	7,188	9,297
Corporate assets not allocable	6,303	6,915	6,303	6,915
Total assets	$32,114	$34,472	$32,114	$34,472

Cash capital expenditures:
Retail	$89	$126	$129	$179
Recycling	—	22	4	74
Corporate assets not allocable	114	49	224	117
Total cash capital expenditures	$203	$197	$357	$370

Depreciation:
Retail	$110	$70	$208	$128
Recycling	78	72	154	142
Corporate assets not allocable	143	131	286	270
Total depreciation	$331	$273	$648	$540

Interest expense:
Retail	$186	$204	$391	$439
Recycling	44	55	110	127
Corporate assets not allocable	27	68	76	158
Total interest expense	$257	$327	$577	$724

12.       Subsequent Events

During July 2009, we negotiated $158 in lease concessions with two landlords that will result in deferring rent payments for the remainder of 2009 and adding the payments to the end of the lease.

On August 11, 2009, we entered into an agreement to sell and lease back our St. Louis Park, Minnesota, building.  The building is a 126,000 square foot facility which includes our executive offices, a processing and recycling center and a retail store.  Pursuant to the agreement, we will sell our St. Louis Park building for $4,650 and lease the building back over an initial lease term of five years.  The sale of the building will provide the Company with approximately $2,000 after the repayment of the mortgage.  The sale of the building is contingent on the purchaser obtaining the necessary financing.  Both parties contemplate the closing of the sale on or before October 12, 2009.

On August 11, 2009, we received a waiver letter from our lender for a violation of certain financial covenants as of July 4, 2009.

The Company has evaluated subsequent events occurring through August 14, 2009, the date on which this Quarterly Report on Form 10-Q was issued.

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

Overview

We are in the business of selling new major household appliances through a chain of Company-owned factory outlet stores under the name ApplianceSmart®.  We also provide turnkey appliance recycling and replacement services for electric utilities and other sponsors of energy efficiency programs.

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

Reporting Period.  Operating results for the three-month and six-month periods ended July 4, 2009 and June 28, 2008 are presented using 13-week and 26-week periods, respectively.  The results of operations for any interim period are not necessarily indicative of the results for the year.

Key Components of Results of Operations

Revenues.  We generate revenues from three sources: retail, recycling and byproduct.  Retail revenues are generated through the sale of new appliances at our ApplianceSmart Factory Outlet stores.  Recycling revenues are generated by charging fees for collecting, recycling and installing appliances for utilities and other sponsors of energy efficiency programs.  Byproduct revenues are generated by selling recovered materials, such as metals and plastics, and reclaimed chlorofluorocarbon (“CFC”) refrigerants, from appliances we collect and recycle, including appliances from our ApplianceSmart Factory Outlet stores.

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

Segments.  We operate two reportable segments: retail and recycling.  The retail segment is comprised of income generated through our ApplianceSmart Factory Outlet stores, which includes appliance sales and byproduct revenues from collected appliances.  Our recycling segment includes all fees charged and costs incurred for collecting, recycling and installing appliances for utilities and other customers and includes byproduct revenue, which is primarily generated through the recycling of appliances.  Retail revenues typically have lower profit margins than recycling revenues.

Retail Segment.  We operated twenty and sixteen factory outlet stores at the end of the second quarters of 2009 and 2008, respectively.  Our twenty factory outlet stores are located in convenient, high-traffic locations in Georgia, Minnesota, Ohio and Texas.  In 2008, we opened four new factory outlet stores: our sixth and seventh in Minnesota, third in Texas and fifth in Georgia.  In January 2009, we opened our sixth factory outlet store in Georgia.

Recycling Segment.  We operate seven processing and recycling centers, which are located in Minnesota, California, Texas, Illinois, Colorado and Ontario, Canada.  We are actively pursuing opportunities to support energy efficiency programs run by electric utility companies.  We handle appliance recycling programs for and in the service territories of Southern California Edison; San Diego Gas & Electric; Southern California Public Power Authority; Austin Energy, AEP Texas and Oncor Electric Delivery in Texas; Ameren and City Water Light & Power in Illinois; Wisconsin Public Power; Ontario Power Authority; Minnesota Power; Xcel Energy in Colorado and New Mexico; Baltimore Gas and Electric in Maryland; and several Southern California municipal electric utilities.

Recent Developments

On June 1, 2009, we completed a $0.3 million investment in Diagnostico y Administracion de Logistica Inversa, S.A. de C.V. (“DALI”), a Mexican company.  DALI is a joint venture that operates a refrigerator recycling program sponsored by the Mexican government.  Our investment represents a 46.3% ownership in the joint venture.  The DALI joint venture is accounted for under the equity method and is presented in the consolidated balance sheets as a component of other assets.  The recycling program is a four-year program that is funded annually, with plans to recycle a total of 1.6 million refrigerators.  The results of the joint venture were immaterial for June 2009.

During July 2009, we negotiated $0.2 million in lease concessions with two landlords that will result in deferring rent payments for the remainder of 2009 and adding the payments to the end of the lease.

On August 11, 2009, we entered into an agreement to sell and lease back our St. Louis Park, Minnesota, building.  The building is a 126,000 square foot facility which includes our executive offices, a processing and recycling center and a retail store.  Pursuant to the agreement, we will sell our St. Louis Park building for $4.7 million and lease the building back over an initial lease term of five years.  The sale of the building will provide the Company with approximately $2.0 million after the repayment of the mortgage.  The sale of the building is contingent on the purchaser obtaining the necessary financing.  Both parties contemplate the closing of the sale on or before October 12, 2009.

On August 11, 2009, we received a waiver letter from our lender for a violation of certain financial covenants as of July 4, 2009.

Results of Operations

The following table sets forth our consolidated operating results for the periods indicated as a percentage of total revenues:

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	70.1	67.5	73.0	68.0
Gross profit	29.9	32.5	27.0	32.0
Selling, general and administrative expenses	30.4	27.3	30.5	28.1
Operating income (loss)	(0.5)	5.2	(3.5)	3.9
Other income (expense):
Interest expense, net	(1.0)	(1.1)	(1.1)	(1.3)
Other expenses, net	(0.4)	0.0	(0.1)	0.0
Income (loss) from continuing operations before income taxes	(1.9)	4.1	(4.7)	2.6
Provision for (benefit from) income taxes	(0.3)	1.0	(0.2)	0.3
Income (loss) from continuing operations	(1.6)	3.1	(4.5)	2.3
Loss from discontinued operations, net of income taxes	0.0	(0.3)	0.0	(0.5)
Net income (loss)	(1.6)%	2.8%	(4.5)%	1.8%

For the Three Months Ended July 4, 2009 and June 28, 2008

The following table sets forth the key results of operations by segment for the three months ended July 4, 2009 and June 28, 2008 (dollars in millions):

	2009	2008	% Change
Revenues:
Retail	$19.4	$21.2	(8.2)%
Recycling	6.0	8.5	(29.8)%
Total revenues	$25.4	$29.7	(14.4)%

Operating income (loss):
Retail	$(0.6)	$0.7	(186.6)%
Recycling	0.5	1.3	(61.5)%
Unallocated corporate costs	—	(0.5)	100.0%
Total operating income (loss)	$(0.1)	$1.5	(109.4)%

Revenues.  Revenues for the three months ended July 4, 2009 and June 28, 2008 are as follows (dollars in millions):

	2009	2008	% Change
Retail	$19.3	$21.0	(7.9)%
Recycling	5.4	7.3	(26.3)%
Byproduct	0.7	1.4	(50.6)%
	$25.4	$29.7	(14.4)%

Our total revenues of $25.4 million for the second quarter of 2009 decreased $4.3 million or 14.4% from $29.7 million in the second quarter of 2008.  Retail revenues accounted for 76% of total revenues for the second quarter of 2009 compared to 71% in the second quarter of 2008.

Retail Revenues.  Our retail revenues of $19.3 million for the second quarter of 2009 decreased $1.7 million or 7.9% from $21.0 million in the second quarter of 2008.  The decrease in retail revenues was due primarily to price compression on product to remain competitive with retailers in the current economic environment and lower customer traffic in our stores.  Our second quarter comparable store revenues from the sixteen ApplianceSmart Factory Outlets open for the past twelve months decreased 19.7% or $4.0 million.  We opened five new factory outlet stores throughout 2008 and early in 2009.  These new stores contributed $2.3 million of additional revenues in the second quarter of 2009 compared to the second quarter of 2008.  We expect the economic slowdown and cutback in consumer spending to continue through 2009, negatively impacting our sales.  We do not plan to open any additional retail stores for the remainder of 2009 and we have delayed the planned opening of our Cumming, Georgia, store until January 2010.  We are also evaluating several underperforming stores and determining the best course of action, including negotiating lease concessions and closing underperforming stores during the third and fourth quarters of 2009.

Recycling Revenues.  Our recycling revenues of $5.4 million for the second quarter of 2009 decreased $1.9 million or 26.3% from $7.3 million in the second quarter of 2008.  The decrease was due primarily to recycling fewer appliances under our California contracts in 2009 compared to 2008.  Our contract with Southern California Edison was reduced by 25% in 2009.  During the second quarter, we signed new appliance recycling contracts to support programs sponsored by Xcel Energy and Baltimore Gas and Electric.  These programs will commence operations in the third quarter of 2009.  We are aggressively pursuing new appliance recycling programs but cannot predict if we will be successful in signing new contracts or renewing existing contracts.

Byproduct Revenues.  Our byproduct revenues of $0.7 million for the second quarter of 2009 decreased $0.7 million or 50.6% from $1.4 million in the second quarter of 2008.  The decrease was due primarily to lower recycling volumes and lower scrap metal prices compared to the second quarter of 2008.  We expect that scrap material prices will stay depressed throughout 2009 compared to 2008.

Gross Profit.  Our overall gross profit of $7.6 million for the second quarter decreased $2.0 million or 21.4% from $9.6 million in the second quarter of 2008.  Our gross profit as a percentage of total revenues for the second quarter of 2009 was 29.9% compared to 32.5% in the second quarter of 2008.  The decrease in gross profit was related primarily to our retail segment and attributed to price compression on product, lower comparable store sales and a sales shift from out-of-the-box product to in-the-box product.  Our retail segment gross profit as a percentage of related revenues for the second quarter of 2009 was 28.5% compared to 32.4% for the second quarter of 2008.  Our retail margins on out-of-the box product are typically higher than in-the-box product.  Our recycling segment gross profit as a percentage of related revenues for the second quarter of 2009 was 34.3% compared to 32.9% for the second quarter of 2008.  The increase in recycling gross profit percentage was due primarily to cost saving initiatives in several areas.  Recycling gross profit percentages are typically higher than retail gross profit percentages.

Selling, General and Administrative Expenses.  Our selling, general and administrative (“SG&A”) expenses of $7.7 million for the second quarter of 2009 decreased $0.4 million or 4.7% from $8.1 million in the second quarter of 2008.  Our SG&A expenses as a percentage of total revenues for the second quarter of 2009 were 30.4% compared to 27.3% for the second quarter of 2008.  Selling expenses increased $0.3 million to $5.4 million in the second quarter of 2009 from $5.1 million in the second quarter of 2008.  The increase in selling expenses was due primarily to the four new factory outlet stores open during the second quarter of 2009 compared to the second quarter of 2008.  General and administrative expenses decreased $0.6 million to $2.4 million in the second quarter of 2009 from $3.0 million in the second quarter of 2008.  The decrease was due primarily to cost-saving initiatives implemented in the second quarter of 2009.  We expect general and administrative expenses to continue to be lower compared to 2008 as a result of cumulative cost-saving initiatives implemented throughout 2009.

Interest Expense.  Interest expense decreased $0.1 million to $0.2 million in the second quarter of 2009 compared to $0.3 million in the second quarter of 2008.  The decrease was due primarily to the decline in the weighted average interest rate on our line of credit.  We cannot predict what will happen with interest rates throughout the remainder of 2009.

Provision for (Benefit from) Income Taxes.  We recorded a benefit from income taxes of $0.1 million for the second quarter of 2009 compared to a provision for income taxes of $0.3 million for the second quarter of 2008.  In the second quarter of 2009, we recorded a discrete item related to additional Canadian tax deductions determined by completing a detailed transfer pricing study.  We recognized a tax benefit of approximately $0.2 million related solely to our Canadian operations compared to the original tax provision estimate for fiscal 2008.  We also recorded a provision for income taxes of $0.1 million related to second quarter 2009 taxable income from our Canadian operation.  We did not record a provision for or benefit from income taxes for our U.S. subsidiaries because we have available net operating losses to offset future taxable income and we have recorded full valuation allowances against our U.S. net deferred tax assets due to the uncertainty of their realization.  The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

For the Six Months Ended July 4, 2009 and June 28, 2008

The following table sets forth the key results of operations by segment for the six months ended July 4, 2009 and June 28, 2008 (dollars in millions):

	2009	2008	% Change
Revenues:
Retail	$40.4	$40.1	0.8%
Recycling	11.1	15.3	(27.1)%
Total revenues	$51.5	$55.4	(6.9)%

Operating income (loss):
Retail	$(1.9)	$1.9	(205.1)%
Recycling	0.1	1.1	(87.6)%
Unallocated corporate costs	—	(0.9)	100.0%
Total operating income (loss)	$(1.8)	$2.1	(185.0)%

Revenues.  Revenues for the three months ended July 4, 2009 and June 28, 2008 are as follows (dollars in millions):

	2009	2008	% Change
Retail	$40.3	$39.9	1.1%
Recycling	9.9	13.2	(24.9)%
Byproduct	1.3	2.3	(41.4)%
	$51.5	$55.4	(6.9)%

Our total revenues of $51.5 million for the six months ended July 4, 2009 decreased $3.9 million or 6.9% from $55.4 million for the six months ended June 28, 2008.  Retail revenues accounted for 78% and 72% of total revenues for the six months ended July 4, 2009 and June 28, 2008, respectively.

Retail Revenues.  Our retail revenues of $40.3 million for the six months ended July 4, 2009 increased $0.4 million or 1.1% from $39.9 million for the six months ended June 28, 2008.  The increase in retail revenues was due primarily to opening new factory outlet stores throughout 2008 and early in 2009.  These new stores contributed $6.0 million of additional revenues in 2009 compared to 2008.  Our comparable store revenues of the ApplianceSmart Factory Outlets open during the last twelve months were down 14.6% or $5.6 million.  The decrease in comparable store revenues is due primarily to price compression on product to remain competitive with other retailers in the current economic environment and lower customer traffic in our stores.  We expect the economic slowdown and cutback in consumer spending to continue through 2009, negatively impacting our sales.  We do not plan to open any additional retail stores for the remainder of 2009 and we have delayed the planned opening of our Cumming, Georgia, store until January 2010.  We are also evaluating several underperforming stores and determining the best course of action, including negotiating lease concessions and closing underperforming stores during the third and fourth quarters of 2009.

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

Recycling Revenues.  Our recycling revenues of $9.9 million for the six months ended July 4, 2009 decreased $3.3 million or 24.9% from $13.2 million for the six months ended June 28, 2008.  The decrease was due primarily to recycling fewer appliances under our California contracts in 2009 compared to 2008.  Our contract with Southern California Edison was reduced by 25% in 2009.  Additionally, the revenues from our refrigerator replacement program with Los Angeles Department of Water and Power were down due to lower volumes and the contract not being renewed until the fourth week of January 2009.  We expect recycling revenues to continue to lag behind 2008 for the remainder of 2009.  However, we are aggressively pursuing new appliance recycling programs but cannot predict if we will be successful in signing new contracts or renewing existing contracts.

Byproduct Revenues.  Our byproduct revenues of $1.3 million for the six months ended July 4, 2009 decreased $1.0 million or 41.4% from $2.3 million for the six months ended June 28, 2008.  The decrease was due primarily to lower volumes and lower scrap metal prices compared to 2008.  We expect that scrap material prices will stay depressed and byproduct revenues will lag behind 2008 throughout the remainder of 2009.

Gross Profit.  Our overall gross profit of $13.9 million for the six months ended July 4, 2009 decreased $3.8 million or 21.4% from $17.7 million for the six months ended June 28, 2008.  Our gross profit as a percentage of total revenues for the six months ended July 4, 2009 was 27.0% compared to 32.0% for the six months ended June 28, 2008.  The decrease in gross profit is related primarily to our retail segment and attributed to price compression on product, lower comparable store sales and a sales shift from out-of-the-box product to in-the-box product.  Our retail segment gross profit as a percentage of related revenues for the six months ended July 4, 2009 was 26.1% compared to 33.9% for the six months ended June 28, 2008.  Our retail margins on out-of-the box product are typically higher than in-the-box product.  Our recycling segment gross profit as a percentage of related revenues for the six months ended July 4, 2009 was 30.4% compared to 26.9% for the six months ended June 28, 2008.  The increase in the recycling gross profit percentage is due primarily to cost-saving initiatives in several areas.  Recycling gross profit percentages are typically higher than retail gross profit percentages.  Our gross profit as a percentage of total revenues for future periods can be affected favorably or unfavorably by numerous factors, including:

1.               The mix of retail products we sell.

2.               The prices at which we purchase product from the major manufacturers who supply product to us.

3.               The volume of appliances we receive through our recycling contracts.

4.               The volume and price of scrap metals, plastics and reclaimed CFCs.

Unless we can significantly increase our appliance purchasing volume, resulting in a higher level rebates, or sign substantial recycling contracts utilizing our current recycling facilities, overall gross profit percentages are expected to remain flat or slightly lower in 2009 compared to 2008.

Selling, General and Administrative Expenses.  Our selling, general and administrative (“SG&A”) expenses of $15.7 million for the six months ended July 4, 2009 increased $0.1 million or 1.2% from $15.6 million for the six months ended June 28, 2008.  Our SG&A expenses as a percentage of total revenues for the six months ended July 4, 2009 were 30.5% compared to 28.1% for the six months ended June 28, 2008.  Selling expenses increased $1.1 million to $11.0 million for the six months ended July 4, 2009 from $9.9 million for the six months ended June 28, 2008.  The increase in selling expenses was due primarily to the new factory outlet stores opened over the last twelve months.  General and administrative expenses decreased $0.9 million to $4.8 million for the six months ended July 4, 2009 from $5.7 million for the six months ended June 28, 2008.  The decrease was due primarily to cost containment initiatives implemented throughout 2009.  We expect these cost containment initiatives to generate annual savings of approximately $2.6 million.  Additionally, we have engaged the services of a consultant with retail lease expertise to negotiate lease concessions related to underperforming stores.

Interest Expense.  Interest expense decreased $0.1 million to $0.6 million for the six months ended July 4, 2009 compared to $0.7 million for the six months ended June 28, 2008.  The decrease was due primarily to the decline in the weighted average interest rate on our line of credit.  We cannot predict what will happen with interest rates throughout the remainder of 2009.

Provision for Income Taxes.  We recorded a benefit from income taxes of $0.1 million for the six months ended July 4, 2009 compared to a provision for income taxes of $0.2 million for the six months ended June 28, 2008.  In the second quarter of 2009, we recorded a discrete item related to additional Canadian tax deductions determined by completing a detailed transfer pricing study.  We recognized a tax benefit of approximately $0.2 million related solely to our Canadian operations compared to the original tax provision estimate for fiscal 2008.  We also recorded a provision for income taxes of $0.1 million related to the 2009 taxable income from our Canadian operation, which partially offset the discrete item recognized in the second quarter of 2009.  We did not record a provision for or benefit from income taxes for our U.S. subsidiaries because we have available net operating losses to offset future taxable income and we have recorded full valuation allowances against our U.S. net deferred tax assets due to the uncertainty of their realization.  The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

Liquidity and Capital Resources

Principal Sources and Uses of Liquidity.  Our principal sources of liquidity are cash from operations and borrowings under our line of credit.  Our principal liquidity requirements consist of long-term debt and capital lease obligations, capital expenditures and working capital.  Our cash and cash equivalents as of July 4, 2009 were $1.7 million compared to $3.5 million as of January 3, 2009.  Our working capital decreased to $3.4 million as of July 4, 2009 compared to $5.8 million as of January 3, 2009.

Net Cash Provided by Operating Activities.  Our net cash provided by operating activities was $1.4 million for the six months ended July 4, 2009 compared to $2.2 million for the six months ended June 28, 2008.  The decrease in cash provided by operating activities was due primarily to lower revenue and retail gross profit percentages offset by cash provided by reducing our inventories.

Net Cash Used in Investing Activities.  Our net cash used in investing activities was $0.6 million for the six months ended July 4, 2009 compared to $0.4 million for the six months ended June 28, 2008.  The increase in net cash used in investing activities was due primarily to our $0.3 million investment in DALI that was completed on June 1, 2009.  The remainder of the net cash used in investing activities was related to internal software development, and the purchase of computer equipment, phone systems, and leasehold improvements to support our new factory outlet store openings.  We did not have any material purchase commitments for assets as of July 4, 2009.

Net Cash Used in Financing Activities.  Our net cash used in financing activities was $2.5 million for the six months ended July 4, 2009 compared to $1.4 million for the six months ended June 28, 2008.  The net cash used in financing activities in 2009 and 2008 was due primarily to net payments on our line of credit and payments on our long-term obligations.  During the six months ended June 28, 2008, the cash used in financing activities was partially offset by receiving $0.2 million in cash related to the exercise of stock options.

Outstanding Indebtedness.  We have an $18.0 million line of credit with a lender.  The line was increased from $16.0 million to $18.0 million on February 5, 2008.  The interest rate on the line as of July 4, 2009 and January 3, 2009 was 6.25% (the greater of prime plus 1.50 percentage points or 6.25%).  The amount of borrowings available under the line of credit is based on a formula using receivables and inventories.  Our unused borrowing capacity under this line was $0.2 million and $0.4 million as of July 4, 2009 and January 3, 2009, respectively.  We may not have access to the full $18.0 million line of credit due to the formula using our receivables and inventories.  The line of credit has a stated maturity date of December 31, 2010, if not renewed, and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time.  The line of credit is collateralized by substantially all our assets and requires minimum monthly interest payments of $58,000, regardless of the outstanding principal balance.  The lender is also secured by an inventory repurchase agreement with Whirlpool Corporation for purchases from Whirlpool only.  The loan requires that we meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt we can incur, limits the amount of spending on fixed assets and prohibits payments of dividends.  As of July 4, 2009 and January 3, 2009, we were not in compliance with certain financial covenants of the loan agreement and received a waiver from the lender for those dates.

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

In June 2009, we entered into a master equipment lease with a lender providing up to $0.1 million in available funds.  We utilized the entire lease line in June 2009 to fund equipment and displays for our retail outlet stores.

As of July 4, 2009, we had long-term obligations of $5.3 million consisting of mortgages on our Minnesota and California buildings along with various financings, primarily consisting of capital leases.

We believe based on our cost containment initiatives; the sale-leaseback of our St. Louis Park building; close evaluation of our underperforming stores and obtaining lease concessions or closing underperforming stores; the anticipated sales per retail store; the anticipated revenues from our recycling contracts; our anticipated gross profit; our cash balance; our anticipated funds generated from operations; and our current line of credit will be sufficient to finance our operations, long-term obligations and capital expenditures for at least the next twelve months.  Our total capital requirements for 2009 will depend upon, among other things as discussed below, the number and size of retail stores operating during the fiscal year and the recycling volumes generated from recycling contracts in 2009.  Currently, we have twenty retail stores and seven recycling centers in operation.  We may need additional capital to finance our operations if our profits are lower than anticipated or if we pursue new opportunities.  Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (common or preferred stock) or other financing opportunities.  There can be no assurance that such additional sources of financing will be available on terms satisfactory to us or permitted by our current debt agreement.

Item 3.                                                           Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Impact of Inflation

Interest Rate Risk.  We do not believe there is any significant risk related to interest rate fluctuations on our long-term fixed-rate debt.  There is interest rate risk on the line of credit, since our interest rate floats with prime.  The outstanding balance on our line of credit as of July 4, 2009 was $12.4 million.  There is also interest rate risk on approximately $2.7 million in long-term debt entered into in September 2002, since our interest rate is based on the 30-day LIBOR rate.  Although the $12.4 million line of credit is subject to a minimum interest rate of 6.25%, based on average floating rate borrowings of $15.1 million, a hypothetical 100 basis point change in the applicable interest rate would have caused our interest expense to change by immaterial amounts for the three- and six-month periods ended July 4, 2009.

Foreign Currency Exchange Rate Risk.  We currently generate revenues in Canada.  The reporting currency for our consolidated financial statements is U.S. dollars.  It is not possible to determine the exact impact of foreign currency exchange rate changes; however, the effect on reported revenue and net earnings can be estimated.  We estimate that the overall strength of the U.S. dollar against the Canadian dollar had an unfavorable impact on revenues in the amounts of approximately $0.3 million and $0.6 million for the three and six months ended July 4, 2009, respectively.  In addition, we estimate that such strength had an unfavorable impact of approximately $0.1 million and $0.2 million on our net income for the three and six months ended July 4, 2009, respectively.  We do not currently hedge foreign currency fluctuations and do not intend to do so for the foreseeable future.

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

Based on their evaluation, of our disclosure controls and procedures conducted as of July 4, 2009, the principal executive officer and principal financial officer of the Company have concluded, pursuant to the Exchange Act Rule 13a-15(b), that as of that date our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the second quarter of fiscal 2009, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In January 2009, the Court granted JACO a summary judgment in ARCA’s lawsuit against the parties.  The ruling was made by the same judge who had earlier denied summary judgment to the defendants.  Even though the Court’s ruling will have no impact on our method of recycling or ability to conduct existing or future business, we filed an appeal with the Ninth Circuit Court of Appeals in California in February 2009 seeking to have the court set aside the summary judgment.  We believe the decision by the trial judge was in error and contrary to the law relating to unfair competition and false advertising.  We believe we are entitled to our day in court against JACO for damages caused by their actions, but we do not yet have a timeline on a decision of the appeal.

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

None.

Item 3.                                                           Defaults Upon Senior Securities

None.

Item 4.                                                           Submission of Matters to a Vote of Security Holders

On May 14, 2009, we held our Annual Meeting of Shareholders to obtain the approval of record as of March 26, 2009 in connection with the election of directors.  Proxies were mailed to the holders of 4,577,777 shares of Common Stock.  The following is a summary of the votes cast for or withheld for the election of directors.

	For	Withheld
Edward R. Cameron	3,158,927	598,842
Duane S. Carlson	3,197,500	560,269
Thomas F. Hunt, Jr.	3,303,167	454,602
Morgan J. Wolf	3,007,820	749,949
Glynnis A. Jones	3,304,167	453,602

Item 5.                                                           Other Information

None.

Item 6.                                                           Exhibits

Exhibit Number	Description
31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith.

†  Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2009	APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
(Registrant)

	By	/s/ Edward R. Cameron
Edward R. Cameron
President and Chief Executive Officer

	By	/s/ Peter P. Hausback
Peter P. Hausback
Executive Vice President, Chief Financial Officer
and Principal Financial and Accounting Officer