Form 10-Q
period 2009-09-30
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2009-11-12
CIK 862861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 3, 2009

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 0-19621

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1454591 (I.R.S. Employer Identification No.)

7400 Excelsior Boulevard, Minneapolis, Minnesota (Address of principal executive offices)	55426-4517 (Zip Code)

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

As of November 9, 2009, there were 4,577,777 outstanding shares of the registrant’s Common Stock, without par value.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

PART I.                            FINANCIAL INFORMATION

Item 1.                                   Financial Statements

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	October 3,	January 3,
	2009	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,707	$3,498
Accounts receivable, net of allowance of $39 and $292, respectively	5,589	6,056
Inventories, net of reserves of $360 and $115, respectively	17,979	18,834
Other current assets	687	950
Deferred income taxes	448	448
Total current assets	27,410	29,786
Property and equipment, net	4,321	6,967
Deferred income taxes	199	177
Restricted cash	700	—
Other assets	753	485
Total assets	$33,383	$37,415

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,933	$4,473
Checks issued in excess of bank balance	516	—
Accrued expenses	4,602	4,073
Line of credit	11,539	14,527
Current maturities of long-term obligations	532	579
Income taxes payable	149	362
Total current liabilities	22,271	24,014

Long-term obligations, less current maturities	2,067	4,892
Deferred gain, net of current portion	1,953	—
Deferred income tax liabilities	529	520
Total liabilities	26,820	29,426

Commitments and contingencies	—	—

Shareholders’ equity:
Common Stock, no par value; 10,000 shares authorized; issued and outstanding: 4,578 shares	16,666	16,221
Accumulated deficit	(9,886)	(7,929)
Accumulated other comprehensive loss	(217)	(303)
Total shareholders’ equity	6,563	7,989
Total liabilities and shareholders’ equity	$33,383	$37,415

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Revenues:
Retail	$17,962	$18,724	$58,229	$58,558
Recycling	7,006	8,759	16,942	21,991
Byproduct	1,037	1,931	2,384	4,229
Total revenues	26,005	29,414	77,555	84,778

Cost of revenues	17,512	19,252	55,148	56,909
Gross profit	8,493	10,162	22,407	27,869
Selling, general and administrative expenses	7,638	8,017	23,378	23,577
Operating income (loss)	855	2,145	(971)	4,292

Other income (expense):
Interest expense, net	(325)	(316)	(900)	(1,040)
Other expense, net	36	8	(35)	8
Income (loss) from continuing operations before income taxes	566	1,837	(1,906)	3,260
Provision for income taxes	150	560	51	736
Income (loss) from continuing operations	416	1,277	(1,957)	2,524
Loss from discontinued operations, net of tax	—	(136)	—	(429)
Net income (loss)	$416	$1,141	$(1,957)	$2,095

Basic income (loss) per share:
Continuing operations	$0.09	$0.28	$(0.43)	$0.55
Discontinued operations	—	(0.03)	—	(0.09)
Net income (loss)	$0.09	$0.25	$(0.43)	$0.46

Diluted income (loss) per share:
Continuing operations	$0.09	$0.28	$(0.43)	$0.54
Discontinued operations	—	(0.03)	—	(0.09)
Net income (loss)	$0.09	$0.25	$(0.43)	$0.45

Weighted average number of shares outstanding:
Basic	4,578	4,578	4,578	4,568
Diluted	4,578	4,608	4,578	4,622

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Nine Months Ended
	October 3,	September 27,
	2009	2008
Operating activities
Net income (loss)	$(1,957)	$2,095
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	985	816
Provision for bad debts	69	263
Share-based compensation	445	419
Loss on disposal of assets	56	—
Write-off of deferred financing fees	24	—
Changes in assets and liabilities:
Accounts receivable	398	719
Inventories	900	(2,743)
Other current assets	263	(167)
Other assets	(29)	(21)
Accounts payable and accrued expenses	501	(520)
Income taxes payable	(194)	242
Net cash flows provided by operating activities	1,461	1,103

Investing activities
Increase in restricted cash	(700)	—
Purchases of property and equipment	(421)	(508)
Proceeds from sale of building and other equipment	4,638	—
Investment in joint venture	(263)	—
Net cash flows provided by (used in) investing activities	3,254	(508)

Financing activities
Checks issued in excess of cash in bank	516	299
Net payments under line of credit	(2,988)	(224)
Payments on long-term obligations	(3,086)	(345)
Proceeds from stock option exercises	—	217
Excess tax benefits from share-based compensation	—	160
Net cash flows (used in) provided by financing activities	(5,558)	107

Effect of changes in exchange rate on cash and cash equivalents	52	(47)

Increase (decrease) in cash and cash equivalents	(791)	655
Cash and cash equivalents at beginning of period	3,498	2,777
Cash and cash equivalents at end of period	$2,707	$3,432

Supplemental disclosures of cash flow information
Cash payments for interest	$902	$1,042
Cash payments for income taxes, net	$384	$334

Non-cash investing and financing activities
Equipment and displays acquired under capital lease	$220	$252
Deferred gain on sale-leaseback of building	$2,441	$—

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Article 8 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, normal and recurring adjustments and accruals considered necessary for a fair presentation for the periods indicated have been included.  Operating results for the three-month and nine-month periods ended October 3, 2009 and September 27, 2008 are presented using 13-week and 39-week periods, respectively.  The results of operations for any interim period are not necessarily indicative of the results for the year.

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

Reclassifications:  Certain prior year items have been reclassified to conform to current year presentation.  We reclassified the results of our discontinued operations below income (loss) from continuing operations in the consolidated statements of operations.  In Note 12 to “Notes to Consolidated Financial Statements,” we reclassified certain assets, revenue and operating income items between our retail, recycling and unallocated corporate segments.

2.               Recent Accounting Pronouncements

Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

On October 3, 2009, we adopted new accounting guidance related to accounting standards codification and the hierarchy of generally accepted accounting principles.  The new guidance will become the source of authoritative non-SEC authoritative GAAP.  The guidance establishes a two-level GAAP hierarchy for nongovernmental entities:

authoritative guidance and nonauthoritative guidance.  Authoritative guidance consists of the Codification and, for SEC registrants, rules and interpretative releases of the Commission.  Nonauthoritative guidance consists of non-SEC accounting literature that is not included in the Codification and has not been grandfathered.  The new guidance, including the Codification, is effective for financial statements of interim and annual periods ending after September 15, 2009.  As the Codification was not intended to change or alter existing GAAP it did not have any impact on our consolidated financial statements.

Consolidation of Variable Interest Entities

On January 3, 2010, we plan to adopt new accounting guidance related to consolidation of variable interest entities.  The new guidance addresses the effects of eliminating the qualified special purpose entity concept and responds to concerns about the application of accounting guidance related to the consolidation of variable interest entities, including concerns over the transparency of enterprises’ involvement with Variable Interest Entities. The new guidance is effective for fiscal years beginning after November 15, 2009.  We do not expect the new guidance to have a material impact on the preparation of our consolidated financial statements.

Accounting for Transfers of Financial Assets

On January 3, 2010, we plan to adopt new accounting guidance related to accounting for transfers of financial assets.  The new guidance eliminates the concept of a “qualified special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets.  The new guidance is effective for fiscal years beginning after November 15, 2009.  We do not expect the new guidance to have a material impact on the preparation of our consolidated financial statements.

Subsequent Events

On July 4, 2009, we adopted new guidance related to subsequent events.  The new guidance requires all public entities to evaluate subsequent events through the date that the financial statements are available to be issued and disclose in the notes the date through which the Company has evaluated subsequent events and whether the financial statements were issued or were available to be issued on the disclosed date.  The new guidance defines two types of subsequent events, as follows: the first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet and the second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.  The new guidance is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively.  The adoption of the new guidance did not have a material effect on our results of operations or financial position.

Disclosures about Derivative Instruments and Hedging Activities

On January 4, 2009, we adopted new accounting guidance related to disclosures about derivative instruments and hedging activities.  The new guidance is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows.  The new guidance also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows.  The new guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The adoption of the new guidance did not have a material effect on our results of operations or financial position.

Noncontrolling Interests in Consolidated Financial Statements

On January 4, 2009, we adopted new accounting guidance related to noncontrolling interests on consolidated financial statements.  The new guidance establishes accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  The new guidance also requires expanded disclosures that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary.  The new guidance is effective for fiscal years beginning on or after December 15, 2008.  The adoption of the new guidance did not have a material effect on our results of operations or financial position.

Business Combinations

On January 4, 2009, we adopted new accounting guidance related to business combinations.  The new accounting guidance establishes the principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree; recognizes and measures the goodwill acquired in the business combination or the gain from a bargain purchase; and determines what information should be disclosed in the financial statements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The new guidance is effective for fiscal years beginning on or after December 15, 2008.  The adoption of the new guidance did not have a material effect on our results of operations or financial position.

3.     Significant Accounting Policies

Trade receivables:  We carry unsecured trade receivables at the original invoice amount less an estimate made for doubtful accounts based on a monthly review of all outstanding amounts.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions.  We write off trade receivables when we deem them uncollectible.  We record recoveries of trade receivables previously written off when we receive them.  We consider a trade receivable to be past due if any portion of the receivable balance is outstanding for more than ninety days.  We do not charge interest on past due receivables.  Our management considers the allowance for doubtful accounts of $39 and $292 to be adequate to cover any exposure to loss as of October 3, 2009 and January 3, 2009, respectively.

Inventories:  Inventories, consisting principally of appliances, are stated at the lower of cost, determined on a specific identification basis, or market and consist of:

	October 3, 2009	January 3, 2009
Finished goods	$18,339	$18,949
Less provision for inventory obsolescence	(360)	(115)
	$17,979	$18,834

We provide estimated provisions for the obsolescence of our appliance inventories, including adjustments to market, based on various factors, including the age of such inventory and our management’s assessment of the need for such provisions.  We look at historical inventory agings and margin analysis in determining our provision estimate.

Property and equipment:  Property and equipment consists of the following:

	October 3, 2009	January 3, 2009
Land	$1,140	$2,050
Buildings and improvements	3,007	5,249
Equipment (including computer software)	9,008	9,161
	13,155	16,460
Less accumulated depreciation and amortization	(8,834)	(9,493)
	$4,321	$6,967

In September 2009, we wrote-off $528 of fully depreciated assets that were no longer in use.  In September 2009, we also reduced land, building and improvements and accumulated depreciation by $910, $2,317 and $1,036, respectively, as a result of the sale-leaseback transaction described in Note 4 to “Notes to Consolidated Financial Statements.”

Software development costs:  We capitalize software developed for internal use and are amortizing such costs over their estimated useful lives of three to five years.  Costs capitalized were $171 and $184 for the nine months ended October 3, 2009 and September 27, 2008, respectively.

Impairment of long-lived assets:  We evaluate long-lived assets such as property and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.  We assess impairment based on the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition.  Should the sum of the expected future net cash flows be less than the carrying value, we recognize an impairment loss at that time.  We measure an impairment loss by comparing the amount by which the carrying value exceeds the fair value (estimated discounted future cash flows or appraisal of assets) of the long-lived assets.  We recognized no impairment charges during the three and nine months ended October 3, 2009 and September 27, 2008, respectively.

Restricted cash:   Restricted cash consists of a reserve account required by our bankcard processor to cover charge backs, adjustments, fees and other charges that may be due from us.

Deferred financing fees:  Deferred financing fees are presented in the consolidated balance sheets as a component of other assets and are reported net of accumulated amortization.  We record amortization expense on a straight-line basis over the term of the underlying debt.  Deferred financing fees, net of accumulated amortization, were $5 and $38 as of October 3, 2009 and January 3, 2009, respectively.  In September 2009, we wrote off $24 as a result of the sale-leaseback transaction described in Note 4 to “Notes to Consolidated Financial Statements.”

Product warranty:  We provide a warranty for the replacement or repair of certain defective units, which varies based on the product sold.  Our standard warranty policy requires us to repair or replace certain defective units at no cost to our customers.  We estimate the costs that may be incurred under our warranty and record an accrual in the amount of such costs at the time we recognize product revenue.  Factors that affect our warranty accrual for covered units include the number of units sold, historical and anticipated rates of warranty claims on these units, and the cost of such claims.  We periodically assess the adequacy of our recorded warranty accrual and adjust the amounts as necessary.

Changes in our warranty accrual are as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Beginning Balance	$82	$87	$91	$80
Standard accrual based on units sold	19	19	60	64
Actual costs incurred	(4)	(1)	(12)	(3)
Periodic accrual adjustments (change in estimate)	(23)	(14)	(65)	(50)
Ending Balance	$74	$91	$74	$91

Share-based compensation:  We account for share-based compensation using the modified prospective method.  Under this method, we recognize compensation expense on a straight-line basis over the vesting period for all share-based awards granted.  We use the Black-Scholes option pricing model to determine the fair value of awards at the grant date. We calculate the expected volatility for stock option awards using historical volatility.  We estimate a 0%-5% forfeiture rate for stock options issued to all employees and Board of Directors members, but will continue to review these estimates in future periods.  The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected life represents the period that the stock option awards are expected to be outstanding.  The expected dividend yield is zero as we have not paid or declared any cash dividends on our Common Stock.  Based on these valuations, we recognized share-based compensation expense of $162 and $181 for the three months ended October 3, 2009 and September 27, 2008, respectively.  For the nine months ended October 3, 2009 and September 27, 2008, we recognized share-based compensation expense of $445 and $419, respectively.  We estimate that the remaining expense for fiscal 2009 and beyond will be approximately $142 and $122, respectively, based on the value of options outstanding as of October 3, 2009.  This estimate does not include any expense for additional options that may be granted after October 3, 2009.

Comprehensive income (loss):  Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under GAAP are included in comprehensive income (loss) but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to shareholders’ equity.  Our other comprehensive income (loss) is comprised of foreign currency translation adjustments.  The effect of foreign currency translation adjustments, net of tax, was income of $112 and not material for the three months ended October 3, 2009 and September 27, 2008, respectively.  The effect of foreign currency translation adjustments, net of tax, was income of $86 and a loss of $47 for the nine months ended October 3, 2009 and September 27, 2008, respectively.

Basic and diluted income (loss) per share:  Basic income (loss) per share is computed based on the weighted average number of common shares outstanding.  Diluted income (loss) per share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued.  Potentially dilutive shares of Common Stock include unexercised stock options.  Diluted per share amounts assume the conversion, exercise or issuance of all potential Common Stock instruments unless their effect is anti-dilutive, thereby reducing the loss or increasing the income per common share.  In calculating diluted weighted average shares and per share amounts, we included stock options with exercise prices below average market prices, for the respective reporting periods in which they were dilutive, using the treasury stock method.  We calculated the number of additional shares by assuming the outstanding stock options were exercised and that the proceeds from such exercises were used to acquire Common Stock at the average market price during the year.  For the three and nine months ended October 3, 2009, we excluded all options from the diluted weighted average share outstanding calculation as the effect of these options are anti-dilutive because the options were granted at a price higher than the average market price for the quarter and because of our net loss, respectively.  As of September 27, 2008, we excluded 223 options from the diluted weighted-average share outstanding calculation because the stock options were granted at a price higher than the average market price.

A reconciliation of the denominator in the basic and diluted income or loss per share is as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Numerator:
Income (loss) from continuing operations	$416	$1,277	$(1,957)	$2,524
Loss from discontinued operations, net of income taxes	—	(136)	—	(429)
Net income (loss)	$416	$1,141	$(1,957)	$2,095

Denominator:
Weighted average shares outstanding - basic	4,578	4,578	4,578	4,568
Employee stock options	—	30	—	54
Weighted average shares outstanding – diluted	4,578	4,608	4,578	4,622

Basic income (loss) per share:
Continuing operations	$0.09	$0.28	$(0.43)	$0.55
Discontinued operations	—	(0.03)	—	(0.09)
Net income (loss)	$0.09	$0.25	$(0.43)	$0.46

Diluted income (loss) per share:
Continuing operations	$0.09	$0.28	$(0.43)	$0.54
Discontinued operations	—	(0.03)	—	(0.09)
Net income (loss)	$0.09	$0.25	$(0.43)	$0.45

4.              Sale-Leaseback Transaction

On September 25, 2009, we completed the sale-leaseback of our St. Louis Park building.  The building is a 126,458-square-foot facility that includes our corporate office, a processing and recycling center, and an ApplianceSmart Factory Outlet store.  Pursuant to the agreement entered into on August 11, 2009, we sold the St. Louis Park building for $4,632, net of fees, and leased the building back over an initial lease term of five years.  The sale of the building provided the Company with $2,037 in cash after repayment of the $2,595 mortgage.  The sale-leaseback transaction resulted in an adjustment of $2,191 to the net book value related to the land and building and we recorded a deferred gain of $2,441.  Under the terms of the lease agreement, we are classifying the lease as an operating lease and amortizing the gain on a straight-line basis over the initial term of five years.

5.              Investment

On June 1, 2009, we completed a $263 investment in Diagnostico y Administracion de Logistica Inversa, S.A. de C.V. (“DALI”), a Mexican company.  DALI is a joint venture that operates a refrigerator recycling program sponsored by the Mexican government.  Our investment represents a 46.3% ownership in the joint venture.  The DALI joint venture is accounted for under the equity method and is presented in the consolidated balance sheets as a component of other assets.  The recycling program is a four-year program that is funded annually, with plans to recycle a total of 1.6 million refrigerators.  The results of the joint venture were immaterial for the three and nine months ended October 3, 2009.

6.              Line of Credit

We have an $18,000 line of credit with a lender.  The line was increased from $16,000 to $18,000 on February 5, 2008.  The interest rate on the line as of October 3, 2009 and January 3, 2009 was 6.25% (the greater of prime plus 3.00 percentage points or 6.25%).  The amount of borrowings available under the line of credit is based on a formula using receivables and inventories.  Our unused borrowing capacity under this line was $2,551 and $384 as of October 3, 2009 and January 3, 2009, respectively.  We may not have access to the full $18.0 million line of credit due to the formula using our receivables and inventories.  The line of credit has a stated maturity date of December 31, 2010, if not renewed, and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time.  The line of credit is collateralized by substantially all our assets and requires minimum monthly interest payments of $58, regardless of the outstanding principal balance.  The lender is also secured by an inventory repurchase agreement with Whirlpool Corporation for purchases from Whirlpool only.  The loan requires that we meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt we can incur, limits the amount of spending on fixed assets and prohibits payments of dividends.  As of January 3, 2009, we were not in compliance with certain financial covenants of the loan agreement and received a waiver from the lender.  As of October 3, 2009, we were in compliance with the financial covenants of the loan agreement.

7.             Long-Term Obligations

Long-term debt and capital lease obligations consisted of the following:

	October 3, 2009	January 3, 2009
Adjustable rate mortgage, due in monthly installments, adjusted weekly based on 30-day LIBOR plus 2.70 percentage points (3.38% as of January 3, 2009) on a 20-year amortization due October 2012, collateralized by land and building	$—	$2,747

6.85% mortgage, due in monthly installments of $15, including interest, due January 2012, collateralized by land and building	1,605	1,659

Capital leases and other financing obligations (see below)	994	1,065
	2,599	5,471
Less current maturities	532	579
	$2,067	$4,892

In September 2009, we paid off our adjustable rate mortgage as a result of the sale-leaseback transaction described in Note 4 to “Notes to Consolidated Financial Statements.”

Capital leases and other financing obligations:  We acquire certain equipment under capital leases and other financing obligations.  The cost of the equipment was approximately $1,580 and $1,396 at October 3, 2009 and January 3, 2009, respectively.  Accumulated amortization at October 3, 2009 and January 3, 2009 was approximately $693 and $387, respectively.  Depreciation and amortization expense is included in cost of revenues and selling, general and administrative expenses.

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

8.              Accrued Expenses

Accrued expenses were as follows:

	October 3, 2009	January 3, 2009
Compensation and benefits	$1,309	$1,565
Accrued recycling incentive checks	1,232	1,110
Accrued rent	661	461
Warranty expense	74	91
Accrued payables	353	509
Current portion of deferred gain on sale-leaseback of building	488	—
Other	485	337
	$4,602	$4,073

9.              Commitments and Contingencies

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

10.       Income Taxes

We recorded a provision for income taxes of $150 and $560 for the three months ended October 3, 2009 and September 27, 2008, respectively.  For the nine months ended October 3, 2009 and September 27, 2008, we recorded a provision for income taxes of $51 and $736, respectively.  In the second quarter of 2009, we recorded a discrete item related to additional Canadian tax deductions determined by completing a detailed transfer pricing study.  We recognized a tax benefit of approximately $183 related solely to our Canadian operations compared to the original tax provision estimate for fiscal 2008.  We also recorded a provision for taxes for the nine months ended October 3, 2009 of $195 related to our Canadian operations, which offsets the impact of the discrete item recognized in the second quarter of 2009.  We did not record a provision for or benefit from income taxes for our U.S. subsidiaries because we have available net operating losses to offset future taxable income and we have recorded full valuation allowances against our U.S. net deferred tax assets due to the uncertainty of their realization.  The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

We account for uncertain tax positions and recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  As of October 3, 2009, we did not have any material uncertain tax positions.

It is our practice to recognize interest related to income tax matters as a component of interest expense and penalties as a component of selling, general and administrative expense.  As of October 3, 2009, we had an immaterial amount of accrued interest and penalties.

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

We had no significant unrecognized tax benefits as of October 3, 2009 that would reasonably be expected to affect our effective tax rate during the next twelve months.

11.       Shareholders’ Equity

Stock options:  Our 2006 Stock Option Plan (the “2006 Plan”) permits the granting of incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified options that do not meet the requirements of Section 422.  The 2006 Plan has 600 shares available for grant.  As of October 3, 2009, 352 options were outstanding to employees and non-employee directors and 15 options have been exercised under the 2006 Plan.  Our Restated 1997 Stock Option Plan (the “1997 Plan”) has expired, but the options outstanding under the expired 1997 Plan continue to be exercisable in accordance with their terms.  As of October 3, 2009, options to purchase an aggregate of 34 shares were outstanding under the 1997 Plan.  Options granted to employees typically vest over two years while grants to non-employee directors vest in six months.

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

12.       Segment Information

We operate within targeted markets through two reportable segments: retail and recycling.  The retail operation is comprised of income generated through our ApplianceSmart Factory Outlet stores, which includes appliance sales and byproduct revenues from collected appliances.  The recycling operation includes all fees charged and costs incurred for collecting, recycling and installing appliances for utilities and other customers and includes byproduct revenue, which is primarily generated through the recycling of appliances.  The nature of products, services and customers for both segments varies significantly.  As such, the segments are managed separately.  Our Chief Executive Officer has been identified as the Chief Operating Decision Maker (“CODM”).  The CODM evaluates performance and allocates resources based on sales and income from operations of each segment.  Income from operations represents revenues less cost of revenues and operating expenses, including certain allocated selling, general and administrative costs.  There are no inter-segment sales or transfers.  During 2009, we modified the way we report byproduct revenues, recycling revenues and recycling costs in order to more accurately report the activity within our two reportable segments.  Although not material, comparable period revenue and operating income items have been reclassified between our retail and recycling segments to conform to our current year presentation.

The following table presents our segment information for periods indicated:

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Revenues:
Retail	$18,123	$18,987	$58,561	$59,109
Recycling	7,882	10,427	18,994	25,669
Total revenues	$26,005	$29,414	$77,555	$84,778

Operating income (loss):
Retail	$(161)	$(87)	$(2,126)	$1,782
Recycling	1,064	2,648	1,207	3,800
Unallocated corporate costs	(48)	(416)	(52)	(1,290)
Total operating income (loss)	$855	$2,145	$(971)	$4,292

Assets:
Retail	$19,693	$19,792	$19,693	$19,792
Recycling	7,810	10,653	7,810	10,653
Corporate assets not allocable	5,880	7,635	5,880	7,635
Total assets	$33,383	$38,080	$33,383	$38,080

Cash capital expenditures:
Retail	$41	$107	$170	$286
Recycling	5	19	9	93
Corporate assets not allocable	18	12	242	129
Total cash capital expenditures	$64	$138	$421	$508

Depreciation:
Retail	$108	$75	$315	$203
Recycling	87	74	241	216
Corporate assets not allocable	142	127	429	397
Total depreciation	$337	$276	$985	$816

Interest expense:
Retail	$201	$198	$592	$636
Recycling	55	56	165	183
Corporate assets not allocable	69	64	145	223
Total interest expense	$325	$318	$902	$1,042

13.       Subsequent Events

The Company has evaluated subsequent events occurring through November 12, 2009, the date on which this Quarterly Report on Form 10-Q was issued.

On October 21, 2009, we entered into an Appliance Sales and Recycling Agreement (the “Agreement”).  Under the Agreement, our client will sell all of its recyclable appliances generated in the northeastern United States to us, and we will collect, process and recycle such recyclable appliances.  The Agreement requires that we will only recycle, and will not sell for re-use or resale, the recyclable appliances purchased from our client.  We will establish a regional processing center (“RPC”) located in the northeastern United States at which the recyclable appliances will be processed.

The term of the Agreement is for a period of six years from the first date of collection of recyclable appliances.  We expect that the first date of collection will be in late January 2010.

In conjunction with the Agreement, on October 21, 2009, we issued a warrant to purchase 248,189 shares of Common Stock at a price of $0.75 per share.  The fair market value of the warrant issued was $479 and will be recorded as an intangible asset and amortized over the initial term of the Agreement.  The warrant is exercisable in full at any time during a term of ten years.  The exercise price may be reduced and the number of shares of Common Stock that may be purchased under the warrant may be increased if the Company issues or sells additional shares of Common Stock at a price lower than the then-current warrant exercise price or the then-current market price of the Common Stock.

In connection with the Agreement described above, we entered into a Joint Venture Agreement with 4301 Operations, LLC, to establish and operate the northeastern RPC.  4301 Operations has substantial experience in the recycling of major household appliances and will contribute their existing business to the joint venture.  Under the Joint Venture Agreement, the parties will form a new entity to be known as ARCA Advanced Processing, LLC (“AAP”), which will be owned 50% by us and 50% by 4301 Operations.  Each party will be entitled to 50% of the net profits of AAP.  If additional RPCs are established, AAP will establish the next two RPCs and will have a right of first refusal to establish subsequent RPCs.  We plan to raise debt and/or equity financing to fund our share of the capital required to form the joint venture.  We plan to contribute $2,000 cash and the Appliance Sales and Recycling Agreement to the joint venture and 4301 Operations plans to contribute the equipment and existing business to the joint venture.  We anticipate that the RPC will commence operations in late 2009, however, there is no assurance that operations will commence or that financing will be available on terms satisfactory to us or permitted by our current debt agreement.

The joint venture expects to purchase and install UNTHA Recycling Technology (“URT”) Equipment by the end of 2010, enhancing the capabilities of the RPC.  We are the exclusive distributor of URT Equipment for North America.  The joint venture plans to raise additional debt financing to purchase the URT equipment but there is no assurance that the financing will be available or on terms acceptable to the joint venture.

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

Any statements contained in this quarterly report regarding our future operations, performance and results, and anticipated liquidity discussed herein are forward-looking and, therefore, are subject to certain risks and uncertainties, including, but not limited to, those discussed herein.  Any forward-looking information regarding our operations will be affected primarily by the speed at which individual retail outlets reach profitability, the volume of appliance retail sales and the strength of energy conservation recycling programs.  Any forward-looking information will also be affected by our continued ability to purchase product from our suppliers at acceptable prices, the ability of individual retail stores to meet planned revenue levels, the rate of growth in the number of retail stores, costs and expenses being realized at higher than expected levels, our ability to secure an adequate supply of special-buy appliances for resale, the ability to secure appliance recycling contracts with sponsors of energy efficiency programs, the ability of customers to supply units under their recycling contracts with us, the continued availability of our current line of credit, and the ability to obtain additional debt and equity financing as necessary to fund our growth objectives.

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

Reporting Period.  Operating results for the three-month and nine-month periods ended October 3, 2009 and September 27, 2008 are presented using 13-week and 39-week periods, respectively.  The results of operations for any interim period are not necessarily indicative of the results for the year.

Key Components of Results of Operations

Revenues.  We generate revenues from three sources: retail, recycling and byproduct.  Retail revenues are generated through the sale of new appliances at our ApplianceSmart Factory Outlet stores.  Recycling revenues are generated by charging fees for collecting, recycling and installing appliances for utilities and other sponsors of energy efficiency programs.  Byproduct revenues are generated by selling recovered materials, such as metals, plastics, and reclaimed chlorofluorocarbon (“CFC”) refrigerants, from appliances we collect and recycle, including appliances from our ApplianceSmart Factory Outlet stores.

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

Interest Expense.  Interest expense is comprised of interest charges related to borrowings under our line of credit, mortgages on our Minnesota and California buildings, and other long-term obligations, primarily capital leases.  As a result of the sale-leaseback transaction on September 25, 2009, interest related to the mortgage on our Minnesota building is no longer reflected in interest expense.

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

Retail Segment.  We operated eighteen and seventeen factory outlet stores at the end of the third quarters of 2009 and 2008, respectively.  Our eighteen factory outlet stores are located in convenient, high-traffic locations in Georgia, Minnesota, Ohio and Texas.  In 2008, we opened four new factory outlet stores: two in Minnesota, one in Texas and one in Georgia.  In January 2009, we opened one factory outlet store in Georgia.  During the third quarter of 2009, we closed one underperforming ApplianceSmart Factory Outlet in the Georgia and one store in Texas when the facility lease expired.

Recycling Segment.  We operate six processing and recycling centers, which are located in Minnesota, California, Texas, Illinois, Colorado and Ontario, Canada.  We are actively pursuing opportunities to support energy efficiency programs run by electric utility companies.  We handle appliance recycling programs for and in the service territories of Southern California Edison; San Diego Gas & Electric; Southern California Public Power Authority; Austin Energy, AEP Texas and Oncor Electric Delivery in Texas; Ameren and City Water Light & Power in Illinois; Wisconsin Public Power; Ontario Power Authority; Minnesota Power, Great River Energy and Otter Tail Power in Minnesota; Xcel Energy in Colorado and New Mexico; Baltimore Gas and Electric in Maryland; Santee Cooper in South Carolina; and several Southern California municipal electric utilities.

Recent Developments

On June 1, 2009, we completed a $0.3 million investment in Diagnostico y Administracion de Logistica Inversa, S.A. de C.V. (“DALI”), a Mexican company.  DALI is a joint venture that operates a refrigerator recycling program sponsored by the Mexican government.  Our investment represents a 46.3% ownership in the joint venture.  The DALI joint venture is accounted for under the equity method and is presented in the consolidated balance sheets as a component of other assets.  The recycling program is a four-year program that is funded annually, with plans to recycle a total of 1.6 million refrigerators.  The results of the joint venture were immaterial for the three and nine months ended October 3, 2009.

On September 25, 2009, we completed the sale-leaseback of our St. Louis Park building.  The building is a 126,458-square-foot facility that includes our corporate office, a processing and recycling center, and an ApplianceSmart Factory Outlet store.  Pursuant to the agreement entered into on August 11, 2009, we sold the St. Louis Park building for $4.6 million, net of fees, and leased the building back over an initial lease term of five years.  The sale of the building provided the Company with $2.0 million in cash after repayment of the $2.6 million mortgage.  The sale-leaseback transaction resulted in an adjustment of $2.2 million to the net book value related to the land and building and we recorded a deferred gain of $2.4 million.  Under the terms of the lease agreement, we are classifying the lease as an operating lease and amortizing the gain on a straight-line basis over the initial term of five years.

On October 21, 2009, we entered into an Appliance Sales and Recycling Agreement (the “Agreement”).  Under the Agreement, our client will sell all of its recyclable appliances generated in the northeastern United States to us, and we will collect, process and recycle such recyclable appliances.  The Agreement requires that we will only recycle, and will not sell for re-use or resale, the recyclable appliances purchased from our client.  We will establish a regional processing center (“RPC”) located in the northeastern United States at which the recyclable appliances will be processed.  The term of the Agreement is for a period of six years from the first date of collection of recyclable appliances.  We expect that the first date of collection will be in late January 2010.

In conjunction with the Agreement, on October 21, 2009, we issued a warrant to purchase 248,189 shares of Common Stock at a price of $0.75 per share.  The fair market value of the warrant issued was $0.5 million and will be recorded as an intangible asset and amortized over the initial term of the Agreement.  The warrant is exercisable in full at any time during a term of ten years.  The exercise price may be reduced and the number of shares of Common Stock that may be purchased under the warrant may be increased if the Company issues or sells additional shares of Common Stock at a price lower than the then-current warrant exercise price or the then-current market price of the Common Stock.

In connection with the Agreement described above, we entered into a Joint Venture Agreement with 4301 Operations, LLC, to establish and operate the northeastern RPC.  4301 Operations has substantial experience in the recycling of major household appliances and will contribute their existing business to the joint venture.  Under the Joint Venture Agreement, the parties will form a new entity to be known as ARCA Advanced Processing, LLC (“AAP”), which will be owned 50% by us and 50% by 4301 Operations.  Each party will be entitled to 50% of the net profits of AAP.  If additional RPCs are established, AAP will establish the next two RPCs and will have a right of first refusal to establish subsequent RPCs.  We plan to raise debt and/or equity financing to fund our share of the capital required to form the joint venture.  We plan to contribute $2.0 million cash and the Appliance Sales and Recycling Agreement to the joint venture and 4301 Operations plans to contribute the equipment and existing business to the joint venture.  We anticipate that the RPC will commence operations in late 2009, however, there is no assurance that operations will commence or that financing will be available on terms satisfactory to us or permitted by our current debt agreement.

The joint venture expects to purchase and install UNTHA Recycling Technology (“URT”) Equipment by the end of 2010, enhancing the capabilities of the RPC.  We are the exclusive distributor of URT Equipment for North America.  The joint venture plans to raise additional debt financing to purchase the URT equipment but there is no assurance that the financing will be available or on terms acceptable to the joint venture.

Results of Operations

The following table sets forth our consolidated operating results for the periods indicated as a percentage of total revenues:

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	67.3	65.5	71.1	67.1
Gross profit	32.7	34.5	28.9	32.9
Selling, general and administrative expenses	29.4	27.3	30.1	27.8
Operating income (loss)	3.3	7.2	(1.2)	5.1
Other income (expense):
Interest expense, net	(1.2)	(1.1)	(1.2)	(1.2)
Other expenses, net	0.1	0.0	0.0	0.0
Income (loss) from continuing operations before income taxes	2.2	6.1	(2.4)	3.9
Provision for income taxes	0.6	1.9	0.1	0.9
Income (loss) from continuing operations	1.6	4.2	(2.5)	3.0
Loss from discontinued operations, net of income taxes	0.0	(0.5)	0.0	(0.5)
Net income (loss)	1.6%	3.7%	(2.5)%	2.5%

For the Three Months Ended October 3, 2009 and September 27, 2008

The following table sets forth the key results of operations by segment for the three months ended October 3, 2009 and September 27, 2008 (dollars in millions):

	2009	2008	% Change
Revenues:
Retail	$18.1	$19.0	(4.6)%
Recycling	7.9	10.4	(24.4)%
Total revenues	$26.0	$29.4	(11.6)%

Operating income (loss):
Retail	$(0.2)	$(0.1)	(85.1)%
Recycling	1.1	2.6	(59.8)%
Unallocated corporate costs	—	(0.4)	100.0%
Total operating income (loss)	$0.9	$2.1	(60.1)%

Revenues.  Revenues for the three months ended October 3, 2009 and September 27, 2008 are as follows (dollars in millions):

	2009	2008	% Change
Retail	$18.0	$18.7	(4.1)%
Recycling	7.0	8.8	(20.0)%
Byproduct	1.0	1.9	(46.3)%
	$26.0	$29.4	(11.6)%

Our total revenues of $26.0 million for the third quarter of 2009 decreased $3.4 million or 11.6% from $29.4 million in the third quarter of 2008.  Retail revenues accounted for 69% of total revenues for the third quarter of 2009 compared to 64% in the third quarter of 2008.

Retail Revenues.  Our retail revenues of $18.0 million for the third quarter of 2009 decreased $0.7 million or 4.1% from $18.7 million in the third quarter of 2008.  The decrease in retail revenues was due primarily to price compression on product to remain competitive with retailers in the current economic environment and lower customer traffic in our stores.  Our third quarter comparable store revenues from the ApplianceSmart Factory Outlets open for the past twelve months decreased 12.3% or $2.2 million.  We opened five new factory outlet stores throughout 2008 and early in 2009. These new stores contributed $1.9 million of additional revenues in the third quarter of 2009 compared to the third quarter of 2008.  At the end of August 2009, we closed one underperforming ApplianceSmart Factory Outlet in Georgia and one store in Texas when the facility lease expired.  During the third quarter of 2009, these two stores combined generated $0.6 million in retail revenues.  We expect the economic slowdown and cutback in consumer spending to continue through 2009, negatively impacting our sales.  In November 2009, we plan to open an ApplianceSmart Factory Outlet in Cumming, Georgia, to serve the northeast suburbs of the Atlanta metropolitan area.  We are also evaluating several underperforming stores and determining the best course of action, including negotiating lease concessions and closing underperforming stores during the fourth quarter of 2009.

Recycling Revenues.  Our recycling revenues of $7.0 million for the third quarter of 2009 decreased $1.8 million or 20.0% from $8.8 million in the third quarter of 2008.  The decrease was due primarily to recycling fewer appliances under our California contracts in 2009 compared to 2008.  Our contract with Southern California Edison was reduced by 25% in 2009.  During the third quarter, we signed new appliance recycling contracts to support programs sponsored by Xcel Energy and Baltimore Gas and Electric.  These programs commenced operations in the third quarter of 2009 and generated an immaterial amount of revenues.  During October 2009, we signed a new appliance recycling contract with Santee Cooper in South Carolina and have begun operation there.  We are aggressively pursuing new appliance recycling programs but cannot predict if we will be successful in signing new contracts or renewing existing contracts.

Byproduct Revenues.  Our byproduct revenues of $1.0 million for the third quarter of 2009 decreased $0.9 million or 46.3% from $1.9 million in the third quarter of 2008.  The decrease was due primarily to lower recycling volumes and lower scrap metal prices compared to the third quarter of 2008.  We expect that scrap material prices will stay depressed throughout 2009 compared to 2008.

Gross Profit.  Our overall gross profit of $8.5 million for the third quarter decreased $1.7 million or 16.4% from $10.2 million in the third quarter of 2008.  Our gross profit as a percentage of total revenues for the third quarter of 2009 was 32.7% compared to 34.5% in the third quarter of 2008.  The decrease in gross profit was related primarily to our retail segment and attributed to price compression on product, lower comparable store sales and a sales shift from out-of-the-box product to in-the-box product.  Our retail segment gross profit as a percentage of related revenues for the third quarter of 2009 was 28.4% compared to 30.1% for the third quarter of 2008.  Our retail margins on out-of-the box product are typically higher than in-the-box product.  Our recycling segment gross profit as a percentage of related revenues for the third quarter of 2009 was 42.5% compared to 42.6% for the third quarter of 2008.  Recycling gross profit percentages are typically higher than retail gross profit percentages.

Selling, General and Administrative Expenses.  Our selling, general and administrative (“SG&A”) expenses of $7.6 million for the third quarter of 2009 decreased $0.4 million or 4.7% from $8.0 million in the third quarter of 2008.  Our SG&A expenses as a percentage of total revenues for the third quarter of 2009 were 29.4% compared to 27.3% for the third quarter of 2008.  Selling expenses increased $0.1 million to $5.1 million in the third quarter of 2009 from $5.0 million in the third quarter of 2008.  The increase in selling expenses was due primarily to new factory outlet stores open during the third quarter of 2009 compared to the third quarter of 2008.  The increase in selling expenses was partially offset by closing two factory outlet locations and cost containment initiatives.  General and administrative expenses decreased $0.5 million to $2.6 million in the third quarter of 2009 from $3.1 million in the third quarter of 2008.  The decrease was due primarily to cost-saving initiatives implemented in the third quarter of 2009.  We expect general and administrative expenses to continue to be lower compared to 2008 as a result of cumulative cost-saving initiatives implemented throughout 2009.

Interest Expense.  Interest expense of $0.3 million in the third quarter of 2009 was comparable to the third quarter of 2008.  We cannot predict what will happen with interest rates throughout the remainder of 2009, however, we expect that interest expense will decrease as a result of paying off the mortgage on our Minnesota building and paying down our line of credit balance by approximately $2.0 million.

Provision for (Benefit from) Income Taxes.  We recorded a provision for income taxes of $0.2 million for the third quarter of 2009 compared to $0.6 million for the third quarter of 2008.  The provision for income taxes in the third quarter 2009 related primarily to taxable income from our Canadian operation.  We did not record a provision for or benefit from income taxes for our U.S. subsidiaries because we have available net operating losses to offset future taxable income and we have recorded full valuation allowances against our U.S. net deferred tax assets due to the uncertainty of their realization.  The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

For the Nine Months Ended October 3, 2009 and September 27, 2008

The following table sets forth the key results of operations by segment for the nine months ended October 3, 2009 and September 27, 2008 (dollars in millions):

	2009	2008	% Change
Revenues:
Retail	$58.6	$59.1	(0.9)%
Recycling	19.0	25.7	(26.0)%
Total revenues	$77.6	$84.8	(8.5)%

Operating income (loss):
Retail	$(2.1)	$1.8	(219.3)%
Recycling	1.2	3.8	(68.2)%
Unallocated corporate costs	(0.1)	(1.3)	96.0%
Total operating income (loss)	$(1.0)	$4.3	(122.6)%

Revenues.  Revenues for the three months ended October 3, 2009 and September 27, 2008 are as follows (dollars in millions):

	2009	2008	% Change
Retail	$58.2	$58.6	(0.6)%
Recycling	16.9	22.0	(23.0)%
Byproduct	2.4	4.2	(43.6)%
	$77.6	$84.8	(8.5)%

Our total revenues of $77.6 million for the nine months ended October 3, 2009 decreased $7.2 million or 8.5% from $84.8 million for the nine months ended September 27, 2008.  Retail revenues accounted for 75% and 69% of total revenues for the nine months ended October 3, 2009 and September 27, 2008, respectively.

Retail Revenues.  Our retail revenues of $58.2 million for the nine months ended October 3, 2009 decreased $0.4 million or 0.6% from $58.6 million for the nine months ended September 27, 2008.  The decrease in retail revenues was due primarily to lower comparable store sales and closing two ApplianceSmart Factory Outlets and was partially offset by opening new factory outlet stores throughout 2008 and early in 2009.  New factory outlet stores contributed $8.0 million of additional revenues in 2009 compared to 2008.  Our comparable store revenues of the ApplianceSmart Factory Outlets open during the last twelve months were down 13.9% or $7.7 million.  The decrease in comparable store revenues was due primarily to price compression on product to remain competitive with other retailers in the current economic environment and to lower customer traffic in our stores.  At the end of August 2009, we closed one underperforming ApplianceSmart Factory Outlet in Georgia and one store in Texas when the facility lease expired.  Through eight months of operation in 2009, these two stores combined generated $3.2 million in retail revenues.  We expect the economic slowdown and cutback in consumer spending to continue through 2009, negatively impacting our sales.  In November 2009, we plan to open an ApplianceSmart Factory Outlet in Cumming, Georgia, to serve the northeast suburbs of the Atlanta metropolitan area.  We are also evaluating several underperforming stores and determining the best course of action, including negotiating lease concessions and closing underperforming stores during the fourth quarter of 2009.

Our factory outlets carry a wide range of new in-the-box and special-buy appliances, which include manufacturer closeouts, factory overruns, floor samples, returned or exchanged items, open-carton items, and scratch-and-dent appliances.  All these appliances are new.  Some are in the carton while others are out of the carton.

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

Recycling Revenues.  Our recycling revenues of $16.9 million for the nine months ended October 3, 2009 decreased $5.1 million or 23.0% from $22.0 million for the nine months ended September 27, 2008.  The decrease was due primarily to recycling fewer appliances under our California contracts in 2009 compared to 2008.  Our contract with Southern California Edison was reduced by 25% in 2009.  Additionally, the revenues from our refrigerator replacement program with Los Angeles Department of Water and Power were down due to lower volumes and the contract not being renewed until the fourth week of January 2009.  We expect recycling revenues to continue to lag behind 2008 for the remainder of 2009.  However, we are aggressively pursuing new appliance recycling programs but cannot predict if we will be successful in signing new contracts or renewing existing contracts.

Byproduct Revenues.  Our byproduct revenues of $2.4 million for the nine months ended October 3, 2009 decreased $1.8 million or 43.6% from $4.2 million for the nine months ended September 27, 2008.  The decrease was due primarily to lower volumes and lower scrap metal prices compared to 2008.  We expect that scrap material prices will stay depressed and byproduct revenues will lag behind 2008 throughout the remainder of 2009.

Gross Profit.  Our overall gross profit of $22.4 million for the nine months ended October 3, 2009 decreased $5.5 million or 19.6% from $27.9 million for the nine months ended September 27, 2008.  Our gross profit as a percentage of total revenues for the nine months ended October 3, 2009 was 28.9% compared to 32.9% for the nine months ended September 27, 2008.  The decrease in gross profit was related primarily to our retail segment and attributed to price compression on product, lower comparable store sales and a sales shift from out-of-the-box product to in-the-box product.  Our retail segment gross profit as a percentage of related revenues for the nine months ended October 3, 2009 was 26.8% compared to 32.7% for the nine months ended September 27, 2008.  Our retail margins on out-of-the box product are typically higher than in-the-box product.  Our recycling segment gross profit as a percentage of related revenues for the nine months ended October 3, 2009 was 35.4% compared to 33.3% for the nine months ended September 27, 2008.  The increase in the recycling gross profit percentage was due primarily to cost-saving initiatives in several areas.  Recycling gross profit percentages are typically higher than retail gross profit percentages.  Our gross profit as a percentage of total revenues for future periods can be affected favorably or unfavorably by numerous factors, including:

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

Selling, General and Administrative Expenses.  Our selling, general and administrative (“SG&A”) expenses of $23.4 million for the nine months ended October 3, 2009 decreased $0.2 million or 0.8% from $23.6 million for the nine months ended September 27, 2008.  Our SG&A expenses as a percentage of total revenues for the nine months ended October 3, 2009 were 30.1% compared to 27.8% for the nine months ended September 27, 2008.  Selling expenses increased $1.2 million to $16.0 million for the nine months ended October 3, 2009 from $14.8 million for the nine months ended September 27, 2008.  The increase in selling expenses was due primarily to the new factory outlet stores opened over the last twelve months.  General and administrative expenses decreased $1.4 million to $7.3 million for the nine months ended October 3, 2009 from $8.7 million for the nine months ended September 27, 2008.  The decrease was due primarily to cost containment initiatives implemented throughout 2009.  We expect these cost containment initiatives to generate annualized savings of approximately $2.6 million.  Additionally, we have engaged the services of a consultant with retail lease expertise to negotiate lease concessions related to underperforming stores.

Interest Expense.  Interest expense decreased $0.1 million to $0.9 million for the nine months ended October 3, 2009 compared to $1.0 million for the nine months ended September 27, 2008.  The decrease was due primarily to the decline in the weighted average interest rate on our line of credit.  We cannot predict what will happen with interest rates throughout the remainder of 2009, however, we expect that interest expense will decrease as a result of paying off the mortgage on our Minnesota building and paying down our line of credit balance by approximately $2.0 million.

Provision for Income Taxes.  We recorded a provision for income taxes of $0.1 million for the nine months ended October 3, 2009 compared to a provision for income taxes of $0.7 million for the nine months ended September 27, 2008.  In the second quarter of 2009, we recorded a discrete item related to additional Canadian tax deductions determined by completing a detailed transfer pricing study.  We recognized a tax benefit of approximately $0.2 million related solely to our Canadian operations compared to the original tax provision estimate for fiscal 2008.  We also recorded a provision for income taxes of $0.2 million related to the 2009 taxable income from our Canadian operation, which offsets the discrete item recognized in the second quarter of 2009.  We did not record a provision for or benefit from income taxes for our U.S. subsidiaries because we have available net operating losses to offset future taxable income and we have recorded full valuation allowances against our U.S. net deferred tax assets due to the uncertainty of their realization.  The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

Liquidity and Capital Resources

Principal Sources and Uses of Liquidity.  Our principal sources of liquidity are cash from operations and borrowings under our line of credit.  Our principal liquidity requirements consist of long-term debt and capital lease obligations, capital expenditures and working capital.  Our cash and cash equivalents as of October 3, 2009 were $2.7 million compared to $3.5 million as of January 3, 2009.  Our working capital decreased to $5.1 million as of October 3, 2009 compared to $5.8 million as of January 3, 2009.

Net Cash Provided by Operating Activities.  Our net cash provided by operating activities was $1.5 million for the nine months ended October 3, 2009 compared to $1.1 million for the nine months ended September 27, 2008.  The increase in cash provided by operating activities was due primarily to reducing inventories and receivables offset by lower revenue and retail gross profit percentages.

Net Cash Provided by (Used in) Investing Activities.  Our net cash provided by investing activities was $3.3 million for the nine months ended October 3, 2009 compared to net cash used in investing activities of $0.5 million for the nine months ended September 27, 2008.  The increase in net cash provided by investing activities was due primarily to selling our St. Louis Park building for $4.6 million.  The cash provided by selling the St. Louis Park building was partially offset by $0.7 million related to a reserve account required by our bankcard processor, a $0.3 million investment in DALI that was completed on June 1, 2009 and $0.4 million related to purchases of property and equipment.  We did not have any material purchase commitments for assets as of October 3, 2009.

Net Cash (Used in) Provided by Financing Activities.  Our net cash used in financing activities was $5.6 million for the nine months ended October 3, 2009 compared to net cash provided by financing activities of $0.1 million for the nine months ended September 27, 2008.  The net cash used in financing activities in 2009 was due primarily to net payments on our line of credit, paying off our adjustable rate mortgage in conjunction with the sale of the St. Louis Park building and payments on our long-term obligations.

Outstanding Indebtedness.  We have an $18.0 million line of credit with a lender.  The line was increased from $16.0 million to $18.0 million on February 5, 2008.  The interest rate on the line as of October 3, 2009 and January 3, 2009 was 6.25% (the greater of prime plus 3.00 percentage points or 6.25%).  The amount of borrowings available under the line of credit is based on a formula using receivables and inventories.  Our unused borrowing capacity under this line was $2.6 million and $0.4 million as of October 3, 2009 and January 3, 2009, respectively.  We may not have access to the full $18.0 million line of credit due to the formula using our receivables and inventories.  The line of credit has a stated maturity date of December 31, 2010, if not renewed, and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time.  The line of credit is collateralized by substantially all our assets and requires minimum monthly interest payments of $58,000, regardless of the outstanding principal balance.  The lender is also secured by an inventory repurchase agreement with Whirlpool Corporation for purchases from Whirlpool only.  The loan requires that we meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt we can incur, limits the amount of spending on fixed assets and prohibits payments of dividends.  As of January 3, 2009, we were not in compliance with certain financial covenants of the loan agreement and received a waiver from the lender.  As of October 3, 2009, we were in compliance with the financial covenants of the loan agreement.

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

As of October 3, 2009, we had long-term obligations of $2.6 million consisting of a mortgage on our California building along with various financings, primarily consisting of capital leases.

We believe that based on our cost containment initiatives; the sale-leaseback of our St. Louis Park building; close evaluation of our underperforming stores and obtaining lease concessions or closing underperforming stores; the anticipated sales per retail store; the anticipated revenues from our recycling contracts; our anticipated gross profit; our cash balance; our anticipated funds generated from operations; and our current line of credit will be sufficient to finance our operations, long-term obligations and capital expenditures for at least the next twelve months.  Our total capital requirements for 2009 will depend upon, among other things as discussed below, the number and size of retail stores operating during the fiscal year and the recycling volumes generated from recycling contracts in 2009.  Currently, we have eighteen retail stores and six recycling centers in operation.  We may need additional capital to finance our operations if our profits are lower than anticipated or if we pursue new opportunities.  Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (Common or Preferred Stock) or other financing opportunities.  There can be no assurance that such additional sources of financing will be available on terms satisfactory to us or permitted by our current debt agreement.

As discussed in the “Recent Developments”, we entered into a Joint Venture Agreement with 4301 Operations, LLC, to establish and operate the northeastern RPC for our Sales and Recycling Agreement with General Electric.  We plan to raise $2.0 million debt and/or equity financing to fund our share of the capital required to form the joint venture. There is no assurance that such financing will be available on terms satisfactory to us or permitted by our current debt agreement.

The joint venture expects to purchase and install UNTHA Recycling Technology (“URT”) Equipment by the end of 2010, enhancing the capabilities of the RPC.  We are the exclusive distributor of URT Equipment for North America.  The joint venture plans to raise additional debt financing to purchase the URT equipment but there is no assurance that the financing will be available or on terms acceptable to the joint venture.

Item 3.                                   Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Impact of Inflation

Interest Rate Risk.  We do not believe there is any significant risk related to interest rate fluctuations on our long-term fixed-rate debt.  There is interest rate risk on the line of credit, since our interest rate floats with prime.  The outstanding balance on our line of credit as of October 3, 2009 was $11.5 million.  Although the $11.5 million line of credit is subject to a minimum interest rate of 6.25%, based on average floating rate borrowings of $11.5 million, a hypothetical 100 basis point change in the applicable interest rate would have caused our interest expense to change by immaterial amounts for the three- and nine-month periods ended October 3, 2009.

Foreign Currency Exchange Rate Risk.  We currently generate revenues in Canada.  The reporting currency for our consolidated financial statements is U.S. dollars.  It is not possible to determine the exact impact of foreign currency exchange rate changes; however, the effect on reported revenue and net earnings can be estimated.  We estimate that the overall strength of the U.S. dollar against the Canadian dollar had an unfavorable impact on revenues in the amounts of approximately $0.3 million and $0.9 million for the three and nine months ended October 3, 2009, respectively.  In addition, we estimate that such strength had an unfavorable impact of approximately $0.1 million and $0.3 million on our net income for the three and nine months ended October 3, 2009, respectively.  We do not currently hedge foreign currency fluctuations and do not intend to do so for the foreseeable future.

We do not hold any derivative financial instruments nor do we hold any securities for trading or speculative purposes.

Also, we believe the decline in the housing and credit markets could adversely affect buying habits of our customers throughout at least the remainder of 2009.

Item 4.                                   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Board of Directors and senior management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on their evaluation, of our disclosure controls and procedures conducted as of October 3, 2009, the principal executive officer and principal financial officer of the Company have concluded, pursuant to the Exchange Act Rule 13a-15(b), that as of that date our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the third quarter of fiscal 2009, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

On October 21, 2009, we issued a warrant to purchase 248,189 shares of Common Stock at a price of $0.75 per share.  The warrant is exercisable in full at any time during a term of ten years.  The exercise price may be reduced and the number of shares of Common Stock that may be purchased under the warrant may be increased if the Company issues or sells additional shares of Common Stock at a price lower than the then-current warrant exercise price or the then-current market price of the Common Stock.  The warrant was issued pursuant to exemption from registration under Section 4(2) of the Securities Act.

Item 3.                                   Defaults Upon Senior Securities

None.

Item 4.                                   Submission of Matters to a Vote of Security Holders

None.

Item 5.                                   Other Information

None.

Item 6.                                   Exhibits

Exhibit Number	Description
10.36*	Purchase agreement for sale of St. Louis Park building.
10.37*	Lease agreement for leaseback of St. Louis Park building.
31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith.

†  Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2009	APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
(Registrant)

	By	/s/ Edward R. Cameron
Edward R. Cameron
President and Chief Executive Officer

	By	/s/ Peter P. Hausback
Peter P. Hausback
Executive Vice President, Chief Financial Officer and Principal Financial and Accounting Officer