Form 10-K
period 2010-01-02
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2010-03-18
CIK 862861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 2, 2010

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 000-19621

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes   ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of $1.67 per share, as of July 4, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was $7,644,888.

As of March 1, 2010, there were outstanding 4,577,777 shares of the registrant’s Common Stock, without par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders to be held on May 13, 2010 are incorporated by reference into Part III hereof.

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

3.                    Fees charged for recycling and replacing old refrigerators with new energy efficient refrigerators for low-income housing programs sponsored by electric utilities.

4.                    Selling byproduct materials, such as metals, from appliances that we recycle, including appliances collected through our ApplianceSmart Factory Outlets.

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

In 2009, factory shipments of major appliances totaled more than 59 million units in the U.S., which was down 13% from 2008 shipments.

With every new appliance sale comes the potential for disposal of the unit that was replaced.  Improper disposal of old appliances threatens air, ground and water resources because many types of major appliances contain substances that can damage the environment.  These harmful materials include:

1.                    Polychlorinated biphenyls (“PCBs”), which have toxic effects on humans and animals.  Although the U.S. Environmental Protection Agency (“EPA”) banned the production of PCBs in 1979, it allowed manufacturers to use their remaining inventories of PCB-containing components.  Consequently, some old room air conditioners and microwave ovens have capacitors that contain PCBs, which can contaminate groundwater when released.

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

4.                    CFCs having a very high ozone-depletion potential that may also be used as blowing agents in the polyurethane foam insulation of refrigeration appliances.

5.                    Other materials, such as oil and sulfur dioxide, that are harmful when released into the environment.

The federal government requires the recovery of CFC refrigerants upon appliance disposal and also regulates the management of hazardous materials found in appliances.  Most state and local governments have also enacted laws affecting how their residents dispose of unwanted appliances.  For example, many areas restrict landfills and scrap metal processors from accepting appliances unless the units have been processed to remove environmentally harmful materials.  As a result, old appliances usually cannot be discarded directly through ordinary solid waste systems.

In addition to these solid waste management and environmental issues, energy conservation is another compelling reason for proper disposal of old appliances.  Refrigerators manufactured today consume about one-third as much electricity as those manufactured 30 years ago and about half as much as the typical unit manufactured before 1993. Additionally, the use of second refrigerators has grown steadily in the past two decades, leading to an increase in household energy consumption. Every year, approximately 10 percent of households purchasing new refrigerators keep their old units, increasing the base of second units by 800,000 to 1 million units annually.  Currently twenty-six percent of all U.S households have a second refrigerator, a rate that is growing at 1 percent per year.

Utilities have become important participants in dealing with energy inefficient appliances as a way of reducing peak demand on their systems and avoiding the capital and environmental costs of adding new generating capacity.  To encourage the permanent removal of energy inefficient appliances from use, many electric utility companies sponsor programs through which their residential customers can retire working refrigerators, freezers and room air conditioners.  Utility companies often provide assistance and incentives for consumers to discontinue use of a surplus appliance or to replace their old, inefficient appliances with newer, more efficient models.  To help accomplish this, some utilities offer appliance replacement programs for their low-income customers, through which older model refrigerators or room air conditioners are recycled and new highly efficient ENERGY STAR® units are installed.

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

Appliance Recycling for Energy Efficiency Programs

In 1989, we began contracting with electric utility companies to provide turnkey appliance recycling services to support their energy conservation efforts.  Since that time, we have provided our services to more than 150 utilities throughout the U.S. and Canada.  Current programs include:

1.                    A bridge contract through March 2010 with Southern California Edison (“Edison”) to handle refrigerator and freezer recycling operations, extending Edison’s 2006-2008 appliance recycling program, which covers fifty percent of the previous southern and central California territories that we handled under Edison’s 2004-2005 program.  Under terms of this agreement, Edison is responsible for advertising the program.  We are negotiating a three-year contract extension, gaining back twenty-five percent of our previously reduced territory to now serve seventy-five percent of Edison’s territory.

2.                    A contract with San Diego Gas & Electric (“SDG&E”) for their 2010-2012 program to provide refrigerator, freezer and room air conditioner recycling services for their residential and small commercial customers.  Under terms of this agreement, we are responsible for advertising the program.

3.                    A contract with Southern California Public Power Authority (“SCPPA”), which sponsors a program to replace and recycle old, inefficient refrigerators owned by low-income residents.  We currently perform these services for all participating members of SCPPA, including the Los Angeles Department of Water and Power (“LADWP”).  The contract runs through June 2010.

4.                    An agreement with WPPI Energy (“WPPI”) to provide appliance recycling services through 2010.  WPPI is a regional power company serving 51 customer-owned electric utilities.  They supply power to 195,000 homes and businesses in Wisconsin, Upper Michigan and Iowa.  WPPI is responsible for advertising this program.

5.                    An agreement entered into in December 2004 with Austin Energy in Texas to manage appliance recycling operations in their service territory during 2005.  The contract has been extended annually and currently runs through September 2010, with an additional one-year extension at the option of Austin Energy.  In 2008, Austin Energy initiated an appliance replacement program for which we purchase and install new units and recycle the old ones.  Austin Energy is the nation’s ninth largest community-owned electric utility, serving 388,000 customers within the City of Austin and surrounding counties.  Austin Energy is responsible for advertising this program.

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

7.                    A subcontracting agreement with Conservation Services Group (“CSG”) to provide appliance recycling services to Ameren Illinois Utilities (“AIU”) residential customers in Illinois.  The program is administered by CSG and the contract is through May 2011.  CSG is responsible for advertising the program.

8.                    Subcontracting agreements with ICF International to provide appliance recycling services for Southern Maryland Electrical Cooperative through December 2010 and for Baltimore Gas & Electric through February 2011.  We are responsible for advertising these programs.

9.                    A contract to recycle refrigerators and freezers through January 2012 for Puget Sound Energy, which serves more than one million customers in the state of Washington.  Puget Sound Energy is responsible for advertising the program.

10.              A contract with Xcel Energy to provide refrigerator recycling services for their customers in Minnesota, Colorado and New Mexico through December 2010.  Under terms of this agreement, we are responsible for advertising the program.

11.              Additionally, we have appliance recycling contracts with Minnesota Power; City Water Light and Power (“CWLP”); Great River Energy; Santee Cooper; Otter Tail Power Company; and several smaller municipal utility companies.

In the past three years, we have seen a heightened interest from electric utilities that recognize the effectiveness of programs to recycle and replace energy inefficient appliances.  We are aggressively pursuing this segment of customers in 2010 and expect that we will continue to submit proposals for various new utility appliance recycling and replacement programs throughout the year.  However, we still have a limited ability to project revenues from new utility programs in 2010.  We cannot predict recycling volumes or if we will be successful obtaining new contracts.

ApplianceSmart Factory Outlets

As of March 2010, ApplianceSmart was operating nineteen factory outlets: six in the Minneapolis/St. Paul market; one in Rochester, Minn.; four in the Columbus, Ohio, market; six in the Atlanta market; and two in the San Antonio, Texas, market.  We are a major household appliance retailer with two main channels: new, in-the-box product and new, out-of-the-box product, which we call special-buy appliances.  These special-buy household appliances, primarily those manufactured by Whirlpool, General Electric and Electrolux, include close-outs, factory overruns, floor samples, returned or exchanged items, and scratch-and-dent units.  One example of this type of special-buy product involves manufacturer redesign, in which a current model is updated to include a few new features and is then assigned a new model number.  Because the manufacturer ships only the latest models to retailers, a large quantity of the older model remains in the manufacturer’s inventory.  Special-buy appliances typically are not integrated into manufacturers’ normal distribution channels and require a different method of management.

For many years, manufacturers relied on small appliance dealers to buy this product to sell in their stores.  However, today these small retailers are struggling to compete with large appliance chains: the top 10 retailers are estimated to control 84 percent of the appliance sales market.  At the same time, the expansion of big-box retailers that sell appliances has created a dramatic increase in the number of special-buy units, further straining the traditional outlet system for these appliances.  Because these special-buy appliances have value, manufacturers and retailers need an efficient management system to recover their worth.

Manufacturer Supply

We have entered into purchasing contracts for new, in-the box and new, out-of-the-box appliances, which have been extended through 2010, with the following five major manufacturers:

1.               Whirlpool

2.               General Electric (“GE”)

3.               Electrolux

4.               Danby

5.               Bosch

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

2.               The agreements may be terminated by either party with 30 days’ prior written notice.

3.               We have agreed to indemnify certain manufacturers for certain claims, allegations or losses concerning the appliances we sell.

Regional Processing Centers

On October 21, 2009, we entered into an Appliance Sales and Recycling Agreement (the “Agreement”) with General Electric Company (“GE”) acting through its GE Consumer & Industrial business.  Under the Agreement, GE will sell all of its recyclable appliances generated in the northeastern United States to us, and we will collect, process and recycle such recyclable appliances.  The Agreement requires that we will only recycle, and will not sell for re-use or resale, the recyclable appliances purchased from GE.  We plan to establish a regional processing center (“RPC”) located in the northeastern United States at which the recyclable appliances will be processed.  The term of the Agreement is for a period of six years from the first date of collection of recyclable appliances.  We expect the first date of collection will be early in the second quarter of 2010.

In connection with the Agreement described above, we entered into a Joint Venture Agreement with 4301 Operations, LLC, to establish and operate the northeastern RPC.  4301 Operations has substantial experience in the recycling of major household appliances and will contribute their existing business to the joint venture.  Under the Joint Venture Agreement, the parties will form a new entity to be known as ARCA Advanced Processing, LLC (“AAP”) and each party will be a 50% owner of AAP.  If additional RPCs are established, AAP will establish the next two RPCs and will have a right of first refusal to establish subsequent RPCs.  We plan to raise debt and/or equity financing to fund our share of the capital required to form the joint venture.  We plan to contribute approximately $2.0 million, including the Appliance Sales and Recycling Agreement, to the joint venture, and 4301 Operations plans to contribute their equipment and existing business to the joint venture.  The joint venture plans to commence operations early in the second quarter of 2010; however, there is no assurance that operations will commence or that financing will be available on terms satisfactory to us or permitted by our current debt agreement.  As of January 2, 2010, we loaned 4301 Operations $0.4 million that will be considered as a portion of our capital contribution when the joint venture commences operations.

The Agreement is contingent on the ability of the joint venture to raise additional financing to purchase and install UNTHA Recycling Technology (“URT”) equipment, enhancing the capabilities of the RPC.  We are the exclusive distributor of URT equipment for North America.  The joint venture plans to raise additional debt financing to purchase the URT equipment, but there is no assurance that the financing will be available or on terms acceptable to the joint venture.

Subsidiaries

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

Growth Strategy

Larger factory outlet facilities offer consumers a wider selection of appliances than smaller stores do and are more efficient for us to operate.  For these reasons, we intend to continue to focus our retail sales operations on larger facilities.  We would consider opening new stores primarily in markets in which we currently have operations to benefit from operational and marketing efficiencies of scale.  However, we will study other major consumer markets throughout the United States with the possibility of expanding our retail stores to new markets.  We evaluate demographic, economic and financial information as well as the facility and proposed lease terms when considering a new store location.  At the end of August 2009, we closed one store in San Antonio, Texas, when the facility lease expired, and closed and vacated our ApplianceSmart Factory Outlet store in Stockbridge, Georgia.  We continue to evaluate factory outlet stores and markets and address underperforming stores with a range of outcomes from expense reductions to store closings.  We do not anticipate opening any additional factory outlet stores in 2010.

We have also seen renewed interest from sponsors of energy efficiency programs across the country that recognize the effectiveness of recycling energy inefficient appliances.  At times, program sponsors may also choose to assist their customers in replacing these inefficient appliances with new, highly efficient ENERGY STAR® models.  We are aggressively pursuing this segment of customers in 2010 and expect that we will continue to submit proposals for various new utility appliance recycling and replacement programs.

In 2008, we entered into an agreement to become the exclusive North American distributor for UNTHA Recycling Technology (URT), one of the world’s leading manufacturers of technologically advanced refrigerator recycling systems and recycling facilities for electrical household appliances and electronic scrap.  In addition to marketing these systems to the recycling industry, we intend to install a URT system at one of our higher volume appliance recycling facilities. We expect our first installation to be at our northeastern RPC.

Customers and Source of Supply

We offer reverse logistics services to manufacturers and retailers that need an efficient way to manage appliances that fall outside their normal distribution and sales channels.  We also provide services for electric utility companies that offer their customers appliance recycling and replacement programs as energy conservation measures.

Appliance Manufacturers:  We work with appliance manufacturers, including Whirlpool, Electrolux, GE, Bosch and Danby, to acquire the product we sell at our ApplianceSmart Factory Outlet stores.  We purchase new, special-buy appliances, such as discontinued models and factory overruns, and sell the product at a significant discount to full retail prices.  In addition, our participation in a national buying cooperative enables us to purchase new in-the-box appliances to fill out our mix of product.

Although we believe that our current sources for appliances are adequate to supply our retail stores and allow us to grow our sales, we face the risk that one or more of these sources could be lost.

Electric Utility Companies:  We contract with utility companies and other sponsors of energy efficiency programs to provide a full range of appliance recycling and replacement services to help them achieve their energy savings goals.  The contracts usually have terms of one to four years, with provisions for renewal at the option of the utility.  Under some contracts, we manage all aspects, including advertising, of the appliance recycling or replacement program.  Under other contracts, we provide only specified services, such as collection and recycling.

Our contracts with electric utility customers prohibit us from repairing and selling appliances we receive through their programs.  Because the intent of the program is to conserve electricity, we have instituted tracking and auditing procedures to assure our customers that those appliances do not return to use.

Our pricing for energy efficiency program contracts is on a per-appliance basis and depends upon several factors, including:

1.                    Total number of appliances expected to be processed and/or replaced.

2.                    Length of the contract term.

3.                    Specific services the utility selects us to provide.

4.                    Market factors, including labor rates and transportation costs.

Currently, we have contracts for 2010 with the following utilities to handle recycling operations in their service territories:

1.	Southern California Edison
2.	San Diego Gas & Electric
3.	WPPI Energy
4.	Austin Energy
5.	Southern California Public Power Authority
6.	Ontario Power Authority
7.	Minnesota Power
8.	Ameren Illinois Utilities
9.	City Water Light & Power
10.	Xcel Energy
11.	Santee Cooper
12.	Great River Energy
13.	Southern Maryland Electrical Cooperative
14.	Puget Sound Energy
15.	Baltimore Gas & Electric
16.	Otter Tail Power Company
17.	Several smaller municipal utilities

Company Operations

We provide a full range of appliance recycling support services for energy efficiency programs in the U.S. and Canada.  We also purchase major appliances, primarily from appliance manufacturers, to sell through our ApplianceSmart Factory Outlets.

Many of the appliances we receive from manufacturers are still in the factory carton and ready to sell.  Other appliances need repair or cosmetic work before we deliver them to our ApplianceSmart retail outlets.  All appliances we sell are under factory warranty and carry a 100 percent money-back guarantee.  We also offer extended warranties, appliance delivery, factory-trained technician service and free recycling of customers’ replaced appliances.

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

Although the potential of industry deregulation negatively affected our business with electric utilities in the middle to late 1990s, we are seeing renewed interest in appliance recycling and replacement programs for energy efficiency.  We enter 2010 serving seven major utility programs and several smaller ones.  We are aggressively pursuing additional utility customers, but have a limited ability to project revenues from new utility programs in 2010.  We cannot predict recycling or replacement volumes or if we will be successful obtaining new contracts.

We have focused on a carefully managed growth plan to strengthen our retail segment.  We opened four new factory outlets in 2008 and one in 2009.  In the third quarter 2009, we closed one underperforming factory outlet in the Atlanta market and one store in San Antonio when the facility lease expired.  To supply our stores with a wide selection of appliances, we will continue to seek additional sources of product.  We currently operate nineteen factory outlets in strategic markets throughout the U.S.  We continue to evaluate factory outlet stores and markets and address underperforming stores with a range of outcomes from expense reductions to store closings.  We do not anticipate opening any additional factory outlet stores in 2010.

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

	2009	2008
Retail	74.1%	68.6%
Recycling	22.5%	26.7%
Byproduct	3.4%	4.7%
	100.0%	100.0%

During fiscal years 2009 and 2008, we operated two reportable segments: retail and recycling.  The retail segment is comprised of sales generated through our ApplianceSmart Factory Outlets.  Our recycling segment includes all fees charged for collecting, recycling and installing appliances for utilities and other customers and includes byproduct revenue, which is generated primarily through the recycling of appliances.  Financial information about our segments is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 15 of “Notes to Consolidated Financial Statements.”

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

To evaluate the effectiveness of ApplianceSmart’s current advertising venues and messages, we have engaged a consulting group to help us analyze our branding and marketing efforts that will allow ApplianceSmart to explore new directions in reaching consumers. We expect this analysis to yield valuable results by helping ApplianceSmart to expand on its current message and advertising methods.

We market our services to electric utility companies and other sponsors of energy efficiency programs by contacting prospective customers directly, delivering educational presentations at conferences for energy efficiency professionals, participating in utility industry trade shows, networking with key affiliates of electric power and environmental associations, and promoting our corporate website at www.arcainc.com.  We submit sales proposals for our services to interested parties and in response to utility-issued requests for bid.

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

Each of our recycling facilities maintains the appropriate registrations, permits and licenses for operating at its location.  We register our recycling centers as hazardous waste generators with the EPA and obtain all appropriate regional and local licenses for managing hazardous wastes.  Licensed hazardous waste companies transport and recycle or dispose of the hazardous materials we generate.  Our collection vehicles and our transportation employees comply with all Department of Transportation licensing requirements.

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

In 2009, our President and Chief Executive Officer, Jack Cameron, was selected to represent the appliance recycling industry in the Climate Action Reserve’s 23-member workgroup that was tasked with developing the U.S. Ozone-Depleting Substances (ODS) Project Protocol for the Destruction of Domestic High Global Warming Potential (GWP) Ozone-Depleting Substances.  The Climate Action Reserve is a national offsets program working to ensure integrity, transparency and financial value in the U.S. carbon market.  The protocol, which was issued on February 3, 2010, provides guidance to account for, report and verify greenhouse gas (GHG) emission reductions associated with destruction of high global warming potential ODS that would have otherwise been released to the atmosphere, including ODS used in both foam and refrigerant applications.

Our retail stores obtain all business licenses, sales tax licenses and permits required for their locations.  Our delivery and service vehicles comply with all Department of Transportation licensing requirements.

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

Employees

At March 1, 2010 we had 360 full-time employees and 18 part-time employees, distributed approximately as follows:

1.       30% of our employees, including management, provide customer service, appliance collection, transportation and processing services at our recycling centers.

2.       60% of our employees, including management, work in our factory outlet stores.

3.       10% of our employees are corporate management and support staff.

We have no union or collective bargaining agreements covering any of our employees.  Our employees have never caused our operations to be disrupted by a work stoppage, and we believe that our employee relations are good.

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

Our growth strategy includes opening new retail stores.  We evaluate demographic, economic and financial information in considering a new store location.  We look primarily in markets where we currently have operations to benefit from additional operational and marketing efficiencies of scale.  New stores take time to become profitable; we cannot assure you that any individual current or future store will attain or maintain projected profitability.  We incurred a loss from continuing operations of $3.3 million or $0.73 per share in fiscal 2009 compared to income from continuing operations of $1.9 million or $0.41 per share in fiscal 2008.  We have historically experienced improvement in our retail segment as our stores have become established.  As illustrated in Note 15 of “Notes to Consolidated Financial Statements,” our operating loss from the retail segment was $4.2 million in fiscal 2009 compared to operating income of $0.8 million in fiscal 2008.  This decline was the result of opening new factory outlets and an economic slowdown that is discussed later in “Risks Relating to Our

Business.” Our full financial information is set out in the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Most of our revenues are derived from retail sales.  However, we expect recycling revenues as a percentage of total revenues will continue to rise in the future.

Most of our revenues are derived from retail sales of appliances at our ApplianceSmart Factory Outlet stores.  We currently operate nineteen ApplianceSmart Factory Outlet stores.  Retail revenues have lower profit margins than recycling revenues. While we believe that our future economic results will be heavily dependent on our retail stores, we have seen a renewed interest in recycling and replacement programs and are pursuing opportunities with providers of energy efficiency services.  In fiscal years 2009 and 2008, approximately 74% and 69%, respectively, of our revenues were from retail sales.  We believe that recycling revenues will grow faster than retail revenues as we continue to add new recycling contracts.

We currently purchase product for resale from a limited number of suppliers.

We purchase inventory for resale from three main suppliers.  While we believe that our relationships with our vendors are strong, the loss of one of these suppliers could have a negative impact on the amount and mix of product that we would be able to offer for sale, which could adversely affect our revenues and profitability.

Our revenues from recycling contracts decreased in 2009 due a planned reduction in one of our contracts and future revenues from this source are very difficult to project.

In the past, our business was dependent largely upon our ability to obtain new contracts and continue existing contracts for appliance recycling services with utility companies.  Contracts with these entities generally have initial terms of one to four years, with renewal options and early termination clauses.  The recycling and byproducts portion of our business decreased to 26% from 31% of total revenues for fiscal years 2009 and 2008, respectively.  This decrease in fiscal 2009 compared to fiscal 2008 was partially due to a planned reduction in one of our contracts.  Although we have experienced an increase in the number of utility companies requesting bids for upcoming appliance recycling programs, we are still dependent on certain customers for a large portion of our revenues.  Generally, recycling revenues have a higher gross profit than retail revenues.

Three of our major utility customers, Southern California Edison Company, Ontario Power Authority and Southern California Public Power Authority, collectively accounted for approximately 17% and 23% of our total revenues for 2009 and 2008, respectively.  The loss or material reduction of business from any of these major customers could adversely affect our net revenues and profitability.  However, we believe we will continue to add new recycling contracts in 2010 and beyond.

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

In our business with utility companies, we experience seasonal fluctuations that impact our operating results.  Our recycling revenues are generally higher during the second and third calendar quarters and lower in the first and fourth calendar quarters, due largely to the promotional activity schedules over which we have no control in advertising programs managed by the utilities.  Our staff communicates client-driven advertising activities internally in an effort to achieve an operational balance.  We expect that we will continue to experience such seasonal fluctuations in recycling revenues.  We experience less seasonal fluctuation in our retail business.

The joint venture we have formed does not have an operating history upon which it can be evaluated.  It may never achieve profitable operations.

We have formed a 50/50 joint venture, ARCA Advanced Processing, LLC (“AAP”), to operate the initial Regional Processing Center (“RPC”) under our contract with GE.  AAP was recently formed and has not commenced operations.  AAP is subject to all of the risks associated with a new venture, including the potential for unanticipated expenses, difficulties and delays frequently encountered in connection with the start-up of new businesses, and the competitive environment in which AAP will operate.  There is no assurance that AAP will achieve profitable operations.  Each additional RPC that may be established in the future will also be subject to the risks associated with a new venture.

AAP’s financial performance will be dependent on market prices for recovered materials.

AAP’s total revenues will be driven by the market prices for various recovered materials, which include steel, copper, aluminum, other non-ferrous metals, glass, plastic, oil, and certain types of refrigerants.  Market prices for such materials may vary significantly.  If market prices for such materials are less than projected, AAP may be unable to achieve profitable operations.

The volume of appliances under the contract with GE is not guaranteed.  The contract with GE is terminable on 60-day notice if a material breach occurs and is not cured.

The operations of AAP and the initial RPC will be materially dependent on the volume of appliances from GE.  However, GE has not guaranteed any specific volume of appliances under the contract.  Also, the RPC will need significant volume in addition to the volume from GE to operate successfully.  The contract with GE is for a period of six years from the first date of collection of recyclable appliances from GE’s northeast delivery area, but may be terminated earlier by either party if the other party is in material breach of the contract and does not cure the breach within sixty (60) days after receiving written notice from the other party.  A delay in commencing operations at the RPC, or in installing the URT system, could result in a material breach of the contract by us.

We may need new capital to fully execute our growth strategy.

Our business involves providing comprehensive, integrated appliance recycling services and developing a chain of retail stores.  This commitment will require a significant continuing investment in capital equipment and leasehold improvements and could require additional investment in real estate.

Our total capital requirements will depend, among the other things discussed in this annual report, on the number of recycling centers and the number and size of retail stores operating during 2010.  Currently, we have nineteen retail stores and seven recycling centers in operation.  If our revenues are lower than anticipated, our expenses are higher than anticipated or our current line of credit cannot be maintained, we will require additional capital to finance our operations.  In addition, we may need to provide additional capital to AAP to establish and fund its operation.  Even if we are able to maintain our current line of credit, we may need additional equity or other capital in the future.  Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (including the issuance of Preferred Stock) or other securities.  We cannot assure you that any additional sources of financing or new capital will be available to us, available on acceptable terms, or permitted by the terms of our current debt.  In addition, if we sell additional equity to raise funds, all outstanding shares of Common Stock will be diluted.

A decline in general economic conditions has led to reduced consumer demand for our products and had an adverse effect on our liquidity and profitability.

Since purchases of our merchandise are dependent upon discretionary spending by our retail customers, our financial performance is sensitive to changes in overall economic conditions that affect consumer spending.  Consumer spending habits are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, gasoline prices, consumer confidence, and consumer perception of economic conditions.  A slowdown in the United States economy or uncertainty as to the economic outlook has reduced discretionary spending or caused a shift in consumer discretionary spending to other products during fiscal year 2009.  These factors may likely cause us to delay or slow our expansion plans, may result in reduced sales and potentially result in excess inventories in 2010.  This may, in turn, lead to increased merchandise markdowns and related costs associated with higher levels of inventory that could adversely affect our liquidity and profitability in 2010.

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

Many factors, including existing and proposed governmental regulation, may affect competition in the appliance recycling and replacement side of our business.  We generally compete with two or three companies based in the geographic area to be served, and they generally offer some of the services we provide.  We expect our primary competition for contracts with existing or new customers to come from entrepreneurs entering the appliance recycling business, energy management consultants, current recycling companies, major waste hauling companies, scrap metal processors and new- and used-appliance dealers.  In addition, some of our customers, such as utility companies, may operate appliance recycling programs internally rather than contracting with us or other third parties.  We cannot assure you that we will be able to compete profitably in any of our chosen markets.

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

We have an $18.0 million line of credit, based on the loan amendment dated February 5, 2008, with a stated maturity date of December 31, 2010.  The line of credit also provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time.  Except for the one property we own, substantially all assets have been pledged to secure payments under the line. The line requires that we meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt we can incur, limits the amount of spending on fixed assets, and limits payments of dividends.  On March 1, 2010, borrowings of $10.6 million were outstanding under the line of credit, and we had unused borrowing capacity of $0.8 million.  As of January 2, 2010, we were not in compliance with certain financial covenants and received a waiver from our lender.  On March 10, 2010, the interest rate on the line increased to 6.75% (the greater of prime plus 3.50 percentage points or 6.75%).  In 2010, we plan to renegotiate and extend our line of credit.

We may not be able to operate successfully if we lose key personnel, are unable to hire qualified personnel or experience turnover of our management team.

We believe our operations are materially dependent upon the continued services of our present management.  The loss of services of one or more members of present management, including Edward R. (Jack) Cameron, our founder, Chairman of the Board and current CEO, could adversely affect our business.  We do not have employment contracts with present management.  We maintain key person life insurance on Mr. Cameron in the amount of $1.0 million.

We have ongoing litigation surrounding intellectual property issues and have had a claim of infringement in a second law suit dismissed.

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

In January 2009, the Court granted JACO a summary judgment in ARCA’s lawsuit against the parties.  The ruling was made by the same judge who had earlier denied summary judgment to the defendants.  Even though the Court’s ruling will have no impact on ARCA’s method of recycling or ability to conduct existing and future business, we filed an appeal with the Ninth Circuit Court of Appeals in California in February 2009 seeking to have the court set aside the summary judgment.  We believe the decision by the trial judge was in error and contrary to the law relating to unfair competition and false advertising.  We believe we are entitled to our day in court against JACO for damages caused by their actions, and our case is scheduled to be argued before the Ninth Circuit Court of Appeals on April 9, 2010.

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

Currently, Jack Cameron, Chairman and Chief Executive Officer, beneficially owns approximately 7.6% of our Common Stock.  Our officers and directors together beneficially hold approximately 10.5% of our Common Stock.  Medallion Capital, Inc. (“Medallion”) owns approximately 10.7% of our outstanding common shares.  Medallion also has a non-voting right to attend and participate in all meetings of our Board of Directors.  Perkins Capital Management, Inc. owns approximately 16.2% of our outstanding common shares.  Because of such ownership, our management and principal shareholders may be able to significantly affect our corporate decisions, including the election of the Board of Directors.

ITEM 2.                 PROPERTIES

Our executive offices are located in Minneapolis, Minnesota, in a leased facility that includes approximately 11 acres of land.  The building contains approximately 126,000 square feet, consisting of 27,000 square feet of office space, 66,000 square feet of operations and processing space, and 33,000 square feet of retail space (as identified below with an opening date of June 1998). We also own and use a building in Compton, California, with 11,000 square feet of office space and 35,000 square feet of warehouse and processing space.  Our building in Compton, California, serves as collateral securing the outstanding mortgage loan.

We currently operate nineteen retail stores in the following locations:

Market	Opening Date	Retail Space (Sq. Ft.)
Minnesota	June 1998	33,000
	January 2001	24,000
	October 2001	49,000
	February 2003	33,000
	December 2004	30,000	(Also has 29,000 square feet of warehouse space)
	May 2008	23,000
	December 2008	31,000

Ohio	June 1997	20,000
	May 2001	32,000
	March 2002	30,000
	December 2007	30,000

Georgia	December 2003	30,000
	November 2004	30,000	(Also has 58,000 square feet of production/warehouse space)
	December 2006	46,000
	December 2008	33,000
	January 2009	25,000
	November 2009	28,000

Texas	October 2005	37,000
	September 2008	30,000

We lease all of our retail store facilities.  We generally attempt to negotiate lease terms of five to ten years for our retail stores.

We operate seven processing and recycling centers.  One is located in the facility that we own in California.  The other six are leased facilities in Oakville, Ontario; St. Louis Park, Minnesota; Austin, Texas; Springfield, Illinois; Commerce City, Colorado; and Kent, Washington.  Our recycling centers typically range in size from 6,000 to 42,000 square feet.

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

In January 2009, the Court granted JACO a summary judgment in ARCA’s lawsuit against the parties.  The ruling was made by the same judge who had earlier denied summary judgment to the defendants.  Even though the Court’s ruling will have no impact on ARCA’s method of recycling or ability to conduct existing and future business, we filed an appeal with the Ninth Circuit Court of Appeals in California in February 2009 seeking to have the court set aside the summary judgment.  We believe the decision by the trial judge was in error and contrary to the law relating to unfair competition and false advertising.  We believe we are entitled to our day in court against JACO for damages caused by their actions, and our case is scheduled to be argued before the Ninth Circuit Court of Appeals on April 9, 2010.

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

In December 2009, a lawsuit in the Fourth Judicial District Court of Hennepin County, Minnesota has been commenced by RKL Landholdings, LLC and Emad Y. Abed relating to the potential sale of our St. Louis Park, Minnesota property.  This property has been sold to a third party and all proceeds from the sale have been received by us. The claims made by the Plaintiffs in this matter have been alleged against both Appliance Recycling Centers of America, Inc. and Edward Cameron, individually.  The claims relate to an originally executed Purchase Agreement and extensions thereto executed between the parties, which Purchase Agreement and extensions all expired by their own terms.  The Plaintiffs have alleged various facts and claims, including promissory estoppel, unjust enrichment, conversion, fraud, tortuous interference with prospective advantage, and breach of contract.  We plan to vigorously defend these claims and believe that any outcome will not have a material impact on our results of operations or financial position.

We are party from time to time to other ordinary course disputes that we do not believe to be material.

PART II

ITEM 5.                 MARKET FOR OUR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our Common Stock trades under the symbol “ARCI” on the NASDAQ Capital Market.  The following table sets forth for the periods indicated the high and low prices for our Common Stock, as reported by the NASDAQ Capital Market.  These quotations reflect the daily close prices.

	High	Low
2009
First Quarter	$3.65	$1.06
Second Quarter	2.74	1.62
Third Quarter	2.80	1.36
Fourth Quarter	2.32	1.93
2008
First Quarter	8.95	4.86
Second Quarter	7.40	4.85
Third Quarter	7.24	4.62
Fourth Quarter	4.40	2.21

On March 12, 2010, the last reported sale price of our Common Stock on the NASDAQ Capital Market was $2.21 per share.  As of March 12, 2010, there were approximately 800 beneficial holders of our Common Stock.

We have not paid dividends on our Common Stock and do not presently plan to pay dividends on our Common Stock for the foreseeable future.  Our line of credit prohibits payment of dividends.

Information concerning securities authorized for issuance under equity compensation plans is included in Part III, Item 12 of this report.

ITEM 6.                 SELECTED FINANCIAL DATA

The selected financial information set forth below has been derived from our consolidated financial statements and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal years of 2009 and 2008 and “Item 8. Financial Statements and Supplementary Data.” All data is in thousands except per common share data.  The data for 2005-2007 has been restated to reflect the impact of the discontinued operations of our NAACO and PDN subsidiaries.

Fiscal Years Ended	2009	2008	2007	2006	2005

Statements of Operations:
Total revenues	$101,269	$110,971	$99,754	$76,857	$74,354
Gross profit	$28,377	$35,610	$32,511	$23,613	$22,214
Operating income (loss)	$(2,161)	$4,035	$4,142	$(959)	$(165)
Income (loss) from continuing operations	$(3,338)	$1,864	$2,476	$(1,257)	$(1,014)
Net income (loss)	$(3,338)	$360	$2,539	$(1,409)	$(933)

Basic income (loss) from continuing operations per common share	$(0.73)	$0.41	$0.56	$(0.29)	$(0.24)
Basic income (loss) per common share	$(0.73)	$0.08	$0.58	$(0.33)	$(0.22)
Diluted income (loss) from continuing operations per common share	$(0.73)	$0.41	$0.55	$(0.29)	$(0.24)
Diluted income (loss) per common share	$(0.73)	$0.08	$0.57	$(0.33)	$(0.22)

Basic weighted average number of common shares outstanding	4,578	4,571	4,400	4,335	4,261
Diluted weighted average number of common shares outstanding	4,578	4,612	4,475	4,335	4,261

Balance Sheet:
Working capital	$3,719	$5,772	$5,126	$3,026	$3,879
Total assets	$31,450	$37,415	$35,532	$23,913	$24,491
Long-term liabilities	$4,481	$5,412	$5,215	$5,377	$5,216
Shareholders’ equity	$5,643	$7,989	$7,262	$4,142	$5,421

SELECTED QUARTERLY FINANCIAL DATA

The following table sets forth certain unaudited quarterly financial data for the eight quarters ended January 2, 2010.  In our opinion, the unaudited information set forth below has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth herein.  The operating results for any quarter are not indicative of results for any future period.  All data is in thousands except per common share data.  The data for all quarters presented has been restated to reflect the impact of the discontinued operations of our NAACO and PDN subsidiaries.

	Fiscal 2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenues	$26,158	$25,392	$26,005	$23,714
Gross profit	$6,329	$7,585	$8,493	$5,970
Operating income (loss)	$(1,682)	$(144)	$855	$(1,190)
Income (loss) from continuing operations	$(1,962)	$(411)	$416	$(1,381)
Net income (loss)	$(1,962)	$(411)	$416	$(1,381)

Basic income (loss) from continuing operations per common share	$(0.43)	$(0.09)	$0.09	$(0.30)
Basic earnings (loss) per common share	$(0.43)	$(0.09)	$0.09	$(0.30)
Diluted income (loss) from continuing operations per common share	$(0.43)	$(0.09)	$0.09	$(0.30)
Diluted earnings (loss) per common share	$(0.43)	$(0.09)	$0.09	$(0.30)

Basic weighted average number of common shares outstanding	4,578	4,578	4,578	4,578
Diluted weighted average number of common shares outstanding	4,578	4,578	4,578	4,578

	Fiscal 2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenues	$25,702	$29,662	$29,414	$26,193
Gross profit	$8,061	$9,646	$10,162	$7,741
Operating income (loss)	$607	$1,540	$2,145	$(257)
Income (loss) from continuing operations	$327	$920	$1,277	$(660)
Net income (loss)	$117	$837	$1,141	$(1,735)

Basic income (loss) from continuing operations per common share	$0.07	$0.20	$0.28	$(0.14)
Basic earnings (loss) per common share	$0.03	$0.18	$0.25	$(0.38)
Diluted income (loss) from continuing operations per common share	$0.07	$0.20	$0.28	$(0.14)
Diluted earnings (loss) per common share	$0.03	$0.18	$0.25	$(0.38)

Basic weighted average number of common shares outstanding	4,556	4,571	4,578	4,578
Diluted weighted average number of common shares outstanding	4,624	4,632	4,608	4,578

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

Investments.  On June 1, 2009, we completed a $0.3 million investment in Diagnostico y Administracion de Logistica Inversa, S.A. de C.V. (“DALI”), a Mexican company.  DALI is a joint venture that operates a refrigerator recycling program sponsored by the Mexican government.  Our investment represents a 46.3% ownership in the joint venture.  The DALI joint venture is accounted for under the equity method and is presented in the consolidated balance sheets as a component of other assets.  The results of the joint venture were immaterial for the fiscal year ended January 2, 2010.

On October 21, 2009, we entered into an Appliance Sales and Recycling Agreement (the “Agreement”) with General Electric Company (“GE”) acting through its GE Consumer & Industrial business.  Under the Agreement, GE will sell all of its recyclable appliances generated in the northeastern United States to us, and we will collect, process and recycle such recyclable appliances.  The Agreement requires that we will only recycle, and will not sell for re-use or resale, the recyclable appliances purchased from GE.  We plan to establish a regional processing center (“RPC”) located in the northeastern United States at which the recyclable appliances will be processed.  The term of the Agreement is for a period of six years from the first date of collection of recyclable appliances.  We expect the first date of collection will be early in the second quarter of 2010.

In connection with the Agreement described above, we entered into a Joint Venture Agreement with 4301 Operations, LLC, to establish and operate the northeastern RPC.  4301 Operations has substantial experience in the recycling of major household appliances and will contribute their existing business to the joint venture.  Under the Joint Venture Agreement, the parties will form a new entity to be known as ARCA Advanced Processing, LLC (“AAP”) and each party will be a 50% owner of AAP.  If additional RPCs are established, AAP will establish the next two RPCs and will have a right of first refusal to establish subsequent RPCs.  We plan to raise debt and/or equity financing to fund our share of the capital required to form the joint venture.  We plan to contribute approximately $2.0 million, including the Appliance Sales and Recycling Agreement, to the joint venture, and 4301 Operations plans to contribute their equipment and existing business to the joint venture.  The joint venture plans to commence operations early in the second quarter of 2010; however, there is no assurance that operations will commence or that financing will be available on terms satisfactory to us or permitted by our current debt agreement.  As of January 2, 2010, we loaned 4301 Operations $0.4 million that will be considered a portion of our capital contribution when the joint venture commences operations.

The Agreement is contingent on the ability of the joint venture to raise additional financing to purchase and install UNTHA Recycling Technology (“URT”) equipment, enhancing the capabilities of the RPC.  We are the exclusive distributor of URT equipment for North America.  The joint venture plans to raise additional debt financing to purchase the URT equipment, but there is no assurance that the financing will be available or on terms acceptable to the joint venture.

ApplianceSmart Factory Outlets.  On November 16, 2009, we opened a 27,900-square-foot ApplianceSmart Factory Outlet in Cumming, Georgia, to serve the northeast suburbs of the Atlanta metropolitan area.  At the end of August 2009, we closed one store in San Antonio, Texas, when the facility lease expired, and closed and vacated our ApplianceSmart Factory Outlet store in Stockbridge, Georgia.  The Stockbridge store was underperforming and management executed a plan to close the store with six-and-a-half years remaining on the lease; we subsequently recognized a lease termination charge of $0.3 million in 2009.  Through eight months of operation in 2009, these two stores combined generated $3.2 million in retail revenues and reported an operating loss of $0.3 million.

Sale-Leaseback Transaction.  In September 2009, we completed an agreement to sell and lease back our St. Louis Park, Minnesota, facility.  The building is a 126,458-square-foot facility that includes our executive offices, a processing and recycling center, and a retail store.  Pursuant to the agreement entered into on August 11, 2009, we sold our St. Louis Park building to the purchaser for $4.6 million and leased the building back over an initial term of five years.  The sale of the building resulted in $2.0 million cash after payment of the outstanding mortgage and closing costs.  We used the net cash proceeds to pay down our line of credit.  In connection with the transaction, we recognized a deferred gain on transaction of $2.4 million that will be amortized over the initial lease term.

Fiscal Year.  We report on a 52- or 53-week fiscal year.  Our 2009 fiscal year (“2009”) ended on January 2, 2010 and included 52 weeks.  Our 2008 fiscal year (“2008”) ended on January 3, 2009 and included 53 weeks.

KEY COMPONENTS OF RESULTS OF OPERATIONS

Revenues.  We generate revenues from three sources: retail, recycling and byproduct.  Retail revenues are generated through the sale of new of appliances at our ApplianceSmart Factory Outlet stores.  Recycling revenues are generated by charging fees for collecting and recycling appliances for utilities and other sponsors of energy efficiency programs.  Recycling revenues also include fees charged for recycling and replacing old refrigerators with new energy efficient refrigerators for two low income housing programs sponsored by electric utilities.  Byproduct revenues are generated by selling recovered materials, such as metals and plastics, and reclaimed chlorofluorocarbons (“CFC”) refrigerants, from appliances we collect and recycle, including appliances from our ApplianceSmart Factory Outlet stores.

Cost of Revenues.  Cost of revenues includes all costs related to the purchase of inventory, including freight, costs related to receiving and distribution of inventory, and costs related to delivery and service of inventory after it is sold to the consumer.  Also, the costs related to recycling appliances, such as customer service, transportation and processing, and the cost of refrigerators purchased for our replacement programs, are included in the cost of revenues.  Depreciation expense related to buildings and equipment from our recycling centers is presented in cost of revenues.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses are comprised primarily of employee compensation and benefits (including share-based compensation), occupancy costs, advertising, bank processing charges, professional services and depreciation.

Interest Expense.  Interest expense is comprised of interest charges related to borrowings under our line of credit, mortgages on our Minnesota and California buildings and other long-term obligations, primarily capital leases.  In 2009, we paid off the mortgage on our Minnesota building.

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

Retail Segment.  We operated nineteen factory outlet stores at the end of both 2009 and 2008.  Our nineteen factory outlet stores are located in convenient, high-traffic locations in Georgia, Minnesota, Ohio and Texas.  In 2009, we opened one new factory outlet store in Cumming, Georgia, terminated the lease and closed one store in Stockbridge, Georgia, and closed one store in San Antonio, Texas, when the lease expired.

Recycling Segment.  We operate seven processing and recycling centers, which are located in Minnesota, California, Texas, Illinois, Colorado, Washington and Ontario, Canada.  We are actively pursuing opportunities to support energy efficiency programs run by electric utility companies.

RESULTS OF OPERATIONS

The following table sets forth our consolidated financial data as a percentage of total revenues for the fiscal years 2009 and 2008:

	2009	2008
Revenues	100.0%	100.0%
Cost of revenues	72.0	67.9
Gross profit	28.0	32.1
Selling, general and administrative expenses	30.2	28.5
Operating income	(2.2)	3.6
Other income (expense):
Interest expense, net	(1.1)	(1.2)
Income (loss) from continuing operations before income taxes	(3.3)	2.4
Provision for income taxes	0.0	0.7
Income (loss) from continuing operations	(3.3)	1.7
Income (loss) from discontinued operations, net of income taxes	0.0	(0.7)
Loss on disposal of discontinued operations, net of income taxes	0.0	(0.6)
Net (loss) income	(3.3)%	0.4%

The following table sets forth the key results of operations by segment for the fiscal years 2009 and 2008 (dollars in millions):

	2009	2008	% Change
Revenues:
Retail	$75.5	$77.9	(3.0)%
Recycling	25.8	33.1	(22.2)%
Total revenues	$101.3	$111.0	(8.7)%

Operating income (loss):
Retail	$(4.2)	$0.8	(613.4)%
Recycling	1.8	5.3	(66.8)%
Unallocated corporate costs	0.2	(2.1)	111.5%
Total operating income (loss)	$(2.2)	$4.0	(153.6)%

Revenues.  Revenues for the fiscal years of 2009 and 2008 were as follows (dollars in millions):

	2009	2008	% Change
Retail	$75.0	$76.2	(1.5)%
Recycling	22.8	29.6	(23.0)%
Byproduct	3.5	5.2	(33.2)%
	$101.3	$111.0	(8.7)%

Our total revenues for 2009 decreased $9.7 million or 8.7% from $111.0 million in 2008.  Retail segment revenues accounted for 75% of total revenues in 2009 compared to 70% in 2008.  The decline in 2009 revenues is attributed primarily to the recycling segment. In 2009, recycling segment revenues declined $7.3 million or 22.2% compared to 2008.  Retail segment revenues were down $2.4 million or 3.0% in 2009 compared to 2008.  Recycling segment revenues and retail segment revenues each include a portion of byproduct revenues.

Retail Revenues.  Our retail revenues for 2009 decreased $1.2 million or 1.5% from $76.2 million in 2008.  The decline in retail revenues was due primarily to price compression, lower store traffic and the four-month impact of closing two ApplianceSmart Factory Outlets, which was partially offset by the new factory outlet stores opened during the past twelve months.  New-store revenues were $9.4 million while comparable-store revenues were down 12.1% or $8.5 million compared to the same period in 2008.  Fiscal 2009 included 52 weeks compared to 53 weeks in 2008.  Normalizing for the additional week in fiscal 2008, comparable-store revenues decreased 10.5%.  The closing of two factory outlet stores contributed to a decline in retail revenues of $1.8 million compared to the same period of 2008.  We believe retail revenues will increase in the first quarter of 2010 as a result of the government stimulus rebates to purchase ENERGY STAR® appliances.  We cannot predict the extent and length of the current economic slowdown and cutback in consumer spending or the potential impact of the appliance stimulus rebates in 2010.  We continue to evaluate factory outlet stores and markets and address underperforming stores with a range of outcomes from expense reductions to store closings.

Our factory outlets carry a wide range of new in-the-box and new out-of-the-box appliances, including manufacturer closeouts, factory overruns, floor samples, returned or exchanged items, open-carton items, and scratch and dent appliances.

We continue to purchase the majority of new in-the-box and new out-of-the-box appliances from Whirlpool, GE and Electrolux.  We have no minimum purchase requirements with any of these manufacturers.  We believe purchases from these three manufacturers will provide an adequate supply of high-quality appliances for our retail factory outlets; however, there is a risk that one or more of these sources could be curtailed or lost.

Recycling Revenues.  Our recycling revenues for 2009 decreased $6.8 million or 23.0% from $29.6 million in 2008.  The decrease was due primarily to a planned volume reduction for one contract in California and lower recycling volumes on other contracts, combined with a later-than-anticipated start and a lower level of sign-ups from a major utility’s annual appliance replacement program in 2009.  In 2009, we added several new recycling contracts and our Illinois recycling center was operating for the entire year compared to 2008, which partially offset the planned volume reduction in California.  We are aggressively pursuing new appliance recycling programs but cannot predict if we will be successful in signing new contracts or renewing existing contracts.

Byproduct Revenues.  Our byproduct revenues for 2009 decreased $1.7 million or 33.2% from $5.2 million in 2008.  The decrease was due primarily to depressed scrap metal prices during the first three quarters of 2009 compared to the same period of 2008 and, to a lesser extent, lower recycling volumes.  In the fourth quarter of 2009, scrap metal prices did start to increase but were still below prior year weighted-average market prices for the full year compared to 2008.  We do not expect scrap metal prices to fluctuate significantly in 2010 as compared to fourth quarter 2009 levels.

Gross Profit.  Our overall gross profit in 2009 decreased $7.2 million or 20.3% from $35.6 million in 2008.  Our gross profit as a percentage of total revenues was 28% in 2009 compared to 32% in 2008.  The decline was due primarily to price compression on product in our retail segment to remain competitive with other retailers during the current economic downturn.  Gross profit in 2009 for the retail segment was 25.4% of the related revenues compared to 31.8% in 2008. Gross profit in 2009 for the recycling segment was 35.6% of the related revenues compared to 32.6% in 2008.  The increase in gross profit for the recycling segment was due to cost-saving efforts in several areas, including labor, transportation, various operating costs, non-renewal of two off-site warehouse leases, improving revenues and profitability for some of the recycling contracts that existed in both 2008 and 2009, and improving the economic model for some of the new recycling contracts.  Recycling gross profit percentages are typically higher than retail gross profit percentages. Our gross profit as a percentage of total revenues for future periods can be affected favorably or unfavorably by numerous factors, including:

1.               The mix of retail products we sell.

2.               The prices at which we purchase product from the major manufacturers who supply product to us.

3.               The volume of appliances we receive through our recycling contracts.

4.               The volume and price of scrap metals, plastics and reclaimed CFCs.

Unless we can significantly increase our appliance purchasing and sales volume, resulting in higher level rebates, or sign substantial recycling contracts utilizing our current recycling facilities, we believe gross profit percentages in 2010 will remain consistent with 2009 for our recycling segment with moderate improvement in our retail segment.

Selling, General and Administrative Expenses.  Our selling, general and administrative (“SG&A”) expenses for 2009 decreased $1.0 million or 3.3% from $31.6 million in 2008.  Our SG&A expenses as a percentage of total revenues increased to 30% in 2009 compared to 29% in 2008.  Selling expenses increased $1.2 million to $21.1 million in 2009 from $19.9 million in 2008.  The increase in selling expenses was due primarily to operating costs related to having more factory outlet stores open throughout 2009 compared to 2008.  We also recorded a $0.3 million lease termination charge in 2009 related to closing our factory outlet store in Stockbridge, Georgia.  General and administrative expenses decreased $2.2 million to $9.5 million in 2009 from $11.7 million in 2008.  The decrease in general and administrative expenses was due primarily to cost-containment initiatives implemented throughout 2009, including reducing corporate expenses over $1.0 million as a result of cost-cutting in various areas, including process improvements, salary reductions and headcount eliminations.  We expect SG&A expenses to remain consistent in 2010 as a percentage of total revenues compared to 2009.

Interest Expense.  Interest expense decreased $0.2 million to $1.2 million in 2009 compared to $1.4 million in 2008.  The decrease was due primarily to reducing the weighted average balance on our line of credit and, to a lesser extent, a decline in the weighted average interest rate from 6.83% in 2008 to 6.25% in 2009.  We used the $2.0 million net cash proceeds from the selling and leasing back of our St. Louis Park, Minnesota, facility to pay down our line of credit.  The annual interest expense savings from paying off our St. Louis Park facility mortgage is approximately $0.1 million.  We cannot predict our 2010 borrowings or what will happen with interest rates in 2010.

Provision for Income Taxes.  Our provision for income taxes for 2009 decreased $0.7 million from $0.7 million in 2008.  The decline is partly the result of recording a discrete item in the second quarter of 2009 related to additional Canadian tax deductions determined by completing a detailed transfer pricing study and partly the result of lower taxable income from our Canadian operations in 2009 in comparison to 2008.  We recognized a tax benefit of approximately $0.2 million related solely to our Canadian operations compared to the original tax provision estimate for fiscal 2008.  We also recorded a provision for income taxes of $0.2 million in 2009 related to taxable income generated by our Canadian operations.  As of January 2, 2010 and January 3, 2009, we recorded cumulative valuation allowances of $2.4 million and $2.2 million, respectively, against our U.S. net deferred tax assets due to the uncertainty of their realization.  The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

Discontinued Operations.  During the fourth quarter of 2008, we planned and executed the shutdown of our NAACO and PDN operations.  NAACO and PDN were not operating as planned and were no longer economically viable.  In 2008, our supply of room air conditioners from a major manufacturer was depleted, no longer providing refurbishment opportunities for PDN and revenues for NAACO, which was the basis for our investment in these businesses.  We will not have any continuing involvement or significant continuing cash flows in these businesses.  The results of operations for NAACO and PDN were included in our retail segment and have been reclassified as discontinued operations.  During the fiscal year ended January 3, 2009, NAACO and PDN had revenues of $0.8 and a loss before taxes of $0.9 million.  We recorded a loss on the disposal of NAACO and PDN of $0.7 million, net of taxes in 2008, which consisted of termination costs and the write-down of certain assets to fair value upon the abandonment of the operations in December.

LIQUIDITY AND CAPITAL RESOURCES

Principal Sources and Uses of Liquidity.  Our principal sources of liquidity are cash from operations and borrowings under our line of credit.  Our principal liquidity requirements consist of long-term debt obligations, capital expenditures and working capital.  Our cash and cash equivalents as of January 2, 2010 were $2.8 million compared to $3.5 million as of January 3, 2009.  The reduction in our cash and cash equivalents balance is related primarily to restricted cash required by our credit card processor in 2009.  Our working capital decreased to $3.7 million for the year ended January 2, 2010 compared to $5.8 million for the year ended January 3, 2009.

Net Cash Provided by Operating Activities.  Our net cash provided by operating activities was $1.3 million in 2009 compared to $1.6 million in 2008.  The $0.3 million decline in net cash provided by operating activities was primarily the result of our net loss, which was almost entirely offset by reductions in inventory and accounts receivable.

Net Cash Provided by (Used in) Investing Activities.  Our net cash provided by investing activities was $2.8 million in 2009 compared to net cash used in investing activities of $0.8 million in 2008.  In July 2009, we were required by our credit card processor to maintain a deposit of $0.7 million to cover chargebacks, adjustments, fees and other charges that may be due from us.  The deposit is included in restricted cash on the consolidated balance sheet.  The net cash provided by investing activities in 2009 was due primarily to proceeds from selling our St. Louis Park, Minnesota, facility and was partially offset by the credit card processor deposit, capital expenditure purchases of $0.5 million and joint venture investments of $0.6 million.  The net cash used in investing activities for 2008 was related primarily to the purchase of computer equipment, phone systems, leasehold improvements to support our new store openings and recycling equipment to support recycling contracts.  We did not have any material purchase commitments for assets as of January 2, 2010 or through March 1, 2010.  However, we expect to require additional capital of $2.0 million to support our investment in the joint venture with 4301 Operations, LLC.

Net Cash Provided by (Used in) Financing Activities.  Our net cash used in financing activities was $4.9 million in 2009 compared to net cash provided by financing activities of $0.4 million in 2008.  The net cash used in financing activities for 2009 resulted primarily from using the $4.6 million proceeds from the sale of our St. Louis Park, Minnesota, building to pay off the $2.6 million mortgage on the building, and the remaining $2.0 million was used to pay down our line of credit.  The net cash provided by financing activities in 2008 was due primarily to borrowings under our line of credit, partially offset by payments on our long-term debt obligations.

Outstanding Indebtedness.  As of January 2, 2010, we had an $18.0 million line of credit with a lender.  The line was increased from $16.0 million to $18.0 million on February 5, 2008.  The interest rate on the line as of January 2, 2010 was 6.25% (the greater of prime plus 3.00 percentage points or 6.25%).  The amount of borrowings available under the line of credit is based on a formula using receivables and inventories.  We may not have access to the full $18.0 million line of credit due to a borrowing base formula determined using our receivables and inventories.  The outstanding balance and unused borrowing capacity were $12.4 million and $0.1 million, respectively, as of January 2, 2010.  On March 1, 2010, borrowings of $10.6 million were outstanding under the line of credit, and we had unused borrowing capacity of $0.8 million.  The line of credit has a stated maturity date of December 31, 2010, if not renewed, and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time.  The line of credit is secured by substantially all our assets and requires minimum monthly interest payments of $58,000, regardless of the outstanding principal balance.  The lender is also secured by an inventory repurchase agreement with Whirlpool Corporation for purchases from Whirlpool only.  The line requires that we meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt we can incur, limits the amount of spending on fixed assets and prohibits payments of dividends.  On March 10, 2010, the interest rate on the line increased to 6.75% (the greater of prime plus 3.50 percentage points or 6.75%).  As of January 2, 2010, we were not in compliance with certain financial covenants and received a waiver from the lender.  In 2010, we plan to renegotiate and extend our line of credit.

In 2008, we entered into a master equipment lease with a lender providing up to $0.3 million in available funds.  As of January 3, 2009, we had utilized the entire lease line to fund equipment for factory outlets stores.  In 2009, we entered into a master equipment lease with a lender providing up to $0.2 million in available funds.  As of January 2, 2010, we had utilized the entire lease line to fund equipment and displays for factory outlets stores.

As of January 2, 2010, we had long-term obligations of $2.5 million, consisting of mortgages on our California building along with various financings, primarily consisting of capital leases.

The future annual maturities of long-term obligations are as follows (in millions):

2010	$0.5
2011	0.4
2012	0.2
2013	1.4
$2.5

Contractual Obligations.  The following table represents our contractual obligations including interest, except for the potential interest on the line of credit (in millions):

	Total	Less Than One Year	1-3 Years	3-5 Years	More Than Five Years
Line of credit	$12.4	$12.4	$—	$—	$—
Mortgage	1.9	0.2	0.4	1.3	—
Capital lease and other financing obligations	1.0	0.5	0.5	—	—
Operating lease obligations	26.2	4.5	8.9	7.1	5.7

We believe, based on the anticipated sales per retail store, the anticipated revenues from our recycling contracts and our anticipated gross profit, that our cash balance, anticipated funds generated from operations and our current line of credit will be sufficient to finance our operations, long-term debt obligations and capital expenditures through at least December 2010.  Our total capital requirements for 2010 will depend upon, among other things as discussed below, the number and size of retail stores operating during the fiscal year, the recycling volumes generated from recycling contracts in 2010 and our needs related to the establishment of our joint venture with 4301 Operations, LLC.  Currently, we have nineteen retail stores and seven recycling centers in operation.  We may need additional capital to finance our operations if our revenues are lower than anticipated, our expenses are higher than anticipated or we pursue new opportunities.  Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (Common or Preferred Stock) or other financing opportunities.  There can be no assurance that such additional sources of financing will be available on terms satisfactory to us or permitted by our current debt agreement.

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

Revenue Recognition.  We recognize revenue from appliance sales in the period the consumer purchases and pays for the appliance, net of an allowance for estimated returns.  We recognize revenue from appliance recycling when we collect and process a unit.  We recognize byproduct revenue upon shipment.  We recognize revenue on extended warranties with retained service obligations on a straight-line basis over the period of the warranty.  On extended warranty arrangements that we sell but others service for a fixed portion of the warranty sales price, we recognize revenue for the net amount retained at the time of sale of the extended warranty to the consumer.  We include shipping and handling charges to customers in revenue, which is recognized in the period the consumer purchases and pays for delivery.  Shipping and handling costs that we incur are included in cost of revenues.  The application of our revenue recognition policy does not involve significant uncertainties and is not subject to accounting estimates or assumptions having significant sensitivity to change.

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

Income Taxes.  We account for income taxes under the liability method.  Deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years.  Deferred tax assets are recognized for deductible temporary differences and tax operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled.  We assess the likelihood that our deferred tax assets will be recovered from future taxable income and record a valuation allowance to reduce our deferred tax assets to the amounts we believe to be realizable.  We concluded that a full valuation allowance against our U.S. deferred tax assets was appropriate as of January 2, 2010.

Share-Based Compensation.  We recognize compensation expense on a straight-line basis over the vesting period for all share-based awards granted on or after January 1, 2006, and for previously granted awards not yet vested as of January 1, 2006.  We use the Black-Scholes option pricing model to determine the fair value of awards at the grant date.  We calculate the expected volatility for stock options and awards using historical volatility.  We estimate a 0%-5% forfeiture rate for stock options issued to all employees and Board of Directors members, but will continue to review these estimates in future periods.  The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected life represents the period that the stock option awards are expected to be outstanding. The expected dividend yield is zero as we have not paid or declared any cash dividends on our Common Stock.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

On October 3, 2009, we adopted new accounting guidance related to accounting standards codification and the hierarchy of generally accepted accounting principles (“GAAP”).  The new guidance will become the source of authoritative non-SEC authoritative GAAP.  The guidance establishes a two-level GAAP hierarchy for nongovernmental entities: authoritative guidance and nonauthoritative guidance.  Authoritative guidance consists of the Codification and, for SEC registrants, rules and interpretative releases of the Commission.  Nonauthoritative guidance consists of non-SEC accounting literature that is not included in the Codification and has not been grandfathered.  The new guidance, including the Codification, is effective for financial statements of interim and annual periods ending after September 15, 2009.  As the Codification was not intended to change or alter existing GAAP, it did not have any impact on our consolidated financial statements.

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

Subsequent Events

On July 4, 2009, we adopted new guidance related to subsequent events.  The new guidance requires all public entities to evaluate subsequent events through the date that the financial statements are available to be issued and disclose in the notes the date through which the Company has evaluated subsequent events and whether the financial statements were issued or were available to be issued on the disclosed date.  The new guidance defines two types of subsequent events, as follows: the first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet and the second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.  The new guidance is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively.  In February 2010, the new guidance related to subsequent events was amended for SEC filers to delete the requirement to disclose the date through which we evaluated subsequent events.  The adoption and the related amendment thereto of the new guidance did not have a material effect on our results of operations or financial position.

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

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk and Impact of Inflation

Interest Rate Risk.  We do not believe there is any significant risk related to interest rate fluctuations on our long-term fixed-rate debt.  There is interest rate risk on the line of credit, since our interest rate floats with prime.  The outstanding balance on our line of credit as of January 2, 2010 was approximately $12.4 million.  Although the borrowings on the line of credit are subject to a minimum interest rate of 6.25% (amended to 6.75% on March 10, 2010), based on average floating rate borrowings, a hypothetical 100 basis point change in the applicable interest rate would have caused our interest expense to change by approximately $0.1 million.

Foreign Currency Exchange Rate Risk.  We currently generate revenues in Canada.  The reporting currency for our consolidated financial statements is U.S. dollars.  It is not possible to determine the exact impact of foreign currency exchange rate changes; however, the effect on reported revenue and net earnings can be estimated.  We estimate that the overall strength of the U.S. dollar against the Canadian dollar had an unfavorable impact on revenue of approximately $1.0 million in fiscal 2009.  In addition, we estimate that such strength had an unfavorable impact of approximately $0.4 million on our net income in the fiscal year 2009.  We do not currently hedge foreign currency fluctuations and do not intend to do so for the foreseeable future.

We do not hold any derivative financial instruments; nor do we hold any securities for trading or speculative purposes.

Also, we believe the decline in the housing and credit markets could continue to adversely affect buying habits of our retail segment customers in 2010.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Selected Quarterly Financial Data is presented in Item 6 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

Appliance Recycling Centers of America, Inc. and Subsidiaries

Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Appliance Recycling Centers of America, Inc. and Subsidiaries (the Company) as of January 2, 2010 and January 3, 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss and cash flows for the fiscal years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Appliance Recycling Centers of America, Inc. and Subsidiaries as of January 2, 2010 and January 3, 2009 and the results of their operations and cash flows for the fiscal years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, MN

March 17, 2010

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	January 2,	January 3,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$2,799	$3,498
Accounts receivable, net of allowance of $41 and $292, respectively	4,252	6,056
Inventories, net of reserves of $519 and $115, respectively	16,785	18,834
Deferred income taxes	677	448
Other current assets	532	950
Total current assets	25,045	29,786
Property and equipment, net	4,139	6,967
Restricted cash	700	—
Deferred income taxes	—	177
Other assets	1,566	485
Total assets	$31,450	$37,415

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,364	$4,473
Checks issued in excess of bank balance	410	—
Accrued expenses	4,401	4,073
Line of credit	12,419	14,527
Current maturities of long-term obligations	544	579
Income taxes payable	188	362
Total current liabilities	21,326	24,014

Long-term obligations, less current maturities	1,963	4,892
Deferred gain, net of current portion	1,827	—
Deferred income tax liabilities	691	520
Total liabilities	25,807	29,426

Commitments and contingencies	—	—

Shareholders’ equity:
Common Stock, no par value; 10,000 shares authorized; issued and outstanding: 4,578 shares	17,278	16,221
Accumulated deficit	(11,267)	(7,929)
Accumulated other comprehensive loss	(368)	(303)
Total shareholders’ equity	5,643	7,989
Total liabilities and shareholders’ equity	$31,450	$37,415

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	For the fiscal year ended
	January 2,	January 3,
	2010	2009
Revenues:
Retail	$75,022	$76,179
Recycling	22,799	29,628
Byproduct	3,448	5,164
Total revenues	101,269	110,971
Cost of revenues	72,892	75,361
Gross profit	28,377	35,610
Selling, general and administrative expenses	30,538	31,575

Operating income (loss)	(2,161)	4,035

Other expense:
Interest expense, net	(1,158)	(1,377)
Other expense	(14)	(55)
Income (loss) from continuing operations before provision for income taxes	(3,333)	2,603
Provision for income taxes	5	739
Income (loss) from continuing operations	(3,338)	1,864
Loss from discontinued operations, net of tax	—	(812)
Loss on disposal of discontinued operations, net of tax	—	(692)
Net income (loss)	$(3,338)	$360

Basic income (loss) per common share:
Continuing operations	$(0.73)	$0.41
Discontinued operations	—	(0.33)
Net income (loss)	$(0.73)	$0.08

Diluted income (loss) per common share:
Continuing operations	$(0.73)	$0.41
Discontinued operations	—	(0.33)
Net income (loss)	$(0.73)	$0.08

Weighted average common shares outstanding:
Basic	4,578	4,571
Diluted	4,578	4,612

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS

(In Thousands)

			Accumulated
			Other
	Common Stock		Comprehensive	Accumulated
	Shares	Amount	Income (loss)	Deficit	Total
Balance at December 29, 2007	4,509	$15,475	$76	$(8,289)	$7,262
Net income	—	—	—	360	360
Other comprehensive loss, net of tax	—	—	(379)	—	(379)
Exercise of stock options	69	217	—	—	217
Share-based compensation	—	529	—	—	529
Balance at January 3, 2009	4,578	16,221	(303)	(7,929)	7,989
Net loss	—	—	—	(3,338)	(3,338)
Other comprehensive loss, net of tax	—	—	(65)	—	(65)
Issuance of warrant	—	479	—	—	479
Share-based compensation	—	578	—	—	578
Balance at January 2, 2010	4,578	$17,278	$(368)	$(11,267)	$5,643

Comprehensive loss is as follows:

	For the fiscal year ended
	January 2,	January 3,
	2010	2009
Net income (loss)	$(3,338)	$360
Foreign currency translation adjustments, net of tax	(65)	(452)
Reclassification of foreign currency translation adjustments related to discontinued operations recognized in net income	—	73
Comprehensive loss	$(3,403)	$(19)

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	For the fiscal year ended
	January 2,	January 3,
	2010	2009
Operating activities
Net income (loss)	$(3,338)	$360
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Loss on disposal of discontinued operations	—	692
Depreciation and amortization	1,287	1,123
Amortization of deferred gain	(122)	—
Provision for bad debts	69	264
Share-based compensation	578	529
Deferred income taxes	(58)	72
Other	88	—
Changes in assets and liabilities:
Accounts receivable	1,735	3,570
Inventories	2,094	(5,041)
Other current assets	418	45
Other assets	12	(4)
Accounts payable and accrued expenses	(1,268)	(164)
Income taxes payable	(159)	203
Net cash flows provided by operating activities	1,336	1,649

Investing activities
Purchase of property and equipment	(509)	(812)
Increase in restricted cash	(700)	—
Proceeds from sale of building and equipment	4,635	—
Investment in DALI	(263)	—
Loan to 4301 Operations	(375)	—
Net cash flows provided by (used in) investing activities	2,788	(812)

Financing activities
Checks issued in excess of cash in bank	410	(310)
Net borrowings (payments) under line of credit	(2,108)	942
Payments on long-term obligations	(3,214)	(482)
Proceeds from stock option exercises	—	217
Net cash flows provided by (used in) financing activities	(4,912)	367

Effect of changes in exchange rate on cash and cash equivalents	89	(483)

Increase in cash and cash equivalents	(699)	721
Cash and cash equivalents at beginning of period	3,498	2,777
Cash and cash equivalents at end of period	$2,799	$3,498

Supplemental disclosures of cash flow information
Cash payments for interest	$1,161	$1,385
Cash payments for income taxes, net	$220	$397

Non-cash investing and financing activities
Equipment acquired under capital lease	$259	$518
Deferred gain on sale-leaseback of building	$2,436	$—
Issuance of warrant in connection with recycling contract	$479	$—

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

Reclassifications:  Certain prior year items have been reclassified to conform to current year presentation.  We reclassified the results of our discontinued operations below income (loss) from continuing operations in the consolidated statements of operations.  In Note 15, we reclassified certain assets, revenue and operating income items between our retail, recycling and unallocated corporate segments.

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

Fiscal year:  We report on a 52- or 53-week fiscal year.  Our 2009 fiscal year (“2009”) ended on January 2, 2010 and included 52 weeks.  Our 2008 fiscal year (“2008”) ended on January 3, 2009 and included 53 weeks.

2.              Recent Accounting Pronouncements

Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

On October 3, 2009, we adopted new accounting guidance related to accounting standards codification and the hierarchy of generally accepted accounting principles (“GAAP”).  The new guidance will become the source of authoritative non-SEC authoritative GAAP.  The guidance establishes a two-level GAAP hierarchy for nongovernmental entities: authoritative guidance and nonauthoritative guidance.  Authoritative guidance consists of the Codification and, for SEC registrants, rules and interpretative releases of the Commission.  Nonauthoritative guidance consists of non-SEC accounting literature that is not included in the Codification and has not been grandfathered.  The new guidance, including the Codification, is effective for financial statements of interim and annual periods ending after September 15, 2009.  As the Codification was not intended to change or alter existing GAAP, it did not have any impact on our consolidated financial statements.

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

Subsequent Events

On July 4, 2009, we adopted new guidance related to subsequent events.  The new guidance requires all public entities to evaluate subsequent events through the date that the financial statements are available to be issued and disclose in the notes the date through which the Company has evaluated subsequent events and whether the financial statements were issued or were available to be issued on the disclosed date.  The new guidance defines two types of subsequent events, as follows: the first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, and the second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.  The new guidance is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively.  In February 2010, the new guidance related to subsequent events was amended for SEC filers to delete the requirement to disclose the date through which the Company has to evaluate subsequent events.  The adoption of the new guidance and related amendment thereto did not have a material effect on our results of operations or financial position.

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

3.     Significant Accounting Policies

Cash and cash equivalents:  We consider all highly liquid investments purchased with original maturity dates of three months or less to be cash equivalents.  We maintain our cash in bank deposit and money-market accounts which, at times, exceed federally insured limits.  We have determined that the fair value of the money-market accounts fall within level 1 of the fair value hierarchy.  We have not experienced any losses in such accounts.

Trade receivables:  We carry unsecured trade receivables at the original invoice amount less an estimate made for doubtful accounts based on a monthly review of all outstanding amounts.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions.  We write off trade receivables when we deem them uncollectible.  We record recoveries of trade receivables previously written off when we receive them.  We consider a trade receivable to be past due if any portion of the receivable balance is outstanding for more than ninety days.  We do not charge interest on past due receivables.  In 2009, we wrote off $320 of uncollectible receivables primarily reserved for in 2008.  Our management considers the allowance for doubtful accounts of $41 and $292 to be adequate to cover any exposure to loss as of January 2, 2010 and January 3, 2009, respectively.

Inventories:  Inventories, consisting principally of appliances, are stated at the lower of cost, determined on a specific identification basis, or market and consist of:

	January 2, 2010	January 3, 2009
Finished goods	$17,304	$18,949
Less provision for inventory obsolescence	(519)	(115)
	$16,785	$18,834

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

Property and equipment consists of the following:

	January 2, 2010	January 3, 2009
Land	$1,140	$2,050
Buildings and improvements	2,990	5,249
Equipment (including computer software)	9,082	9,161
	13,212	16,460
Less accumulated depreciation and amortization	(9,073)	(9,493)
	$4,139	$6,967

In 2009, we wrote off $597 of fully depreciated assets that were no longer in use, which did not have an impact on our operating results.  In 2009, we also reduced land, building and improvements and accumulated depreciation by $910, $2,317 and $1,036, respectively, as a result of the sale-leaseback transaction described in Note 4.

Depreciation and amortization expense:  Depreciation and amortization expense related to buildings and equipment from our recycling centers is presented in cost of revenues and depreciation and amortization expense related to buildings and equipment from our ApplianceSmart Factory Outlet stores and corporate assets, such as furniture and computers, is presented in selling, general and administrative expenses in the consolidated statements of operations.  Depreciation and amortization expense was $1,287 and $1,123 for the fiscal years ended January 2, 2010 and January 3, 2009, respectively.

Software development costs:  We capitalize software developed for internal use and are amortizing such costs over their estimated useful lives of three to five years.  Costs capitalized were $207 and $262 for the fiscal years ended January 2, 2010 and January 3, 2009, respectively.  Amortization expense on software development costs was $314 and $256 for the fiscal years 2009 and 2008, respectively.  Estimated amortization expenses are $249, $141, $30 and $2 for the fiscal years 2010, 2011, 2012 and 2013, respectively.

Impairment of long-lived assets:  We evaluate long-lived assets such as property and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.  We assess impairment based on the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition.  Should the sum of the expected future net cash flows be less than the carrying value, we recognize an impairment loss at that time.  We measure an impairment loss by comparing the amount by which the carrying value exceeds the fair value (estimated discounted future cash flows or appraisal of assets) of the long-lived assets.  We recognized no impairment charges during the fiscal years ended January 2, 2010 and January 3, 2009.

Restricted cash:   Restricted cash consists of a reserve account required by our bankcard processor to cover chargebacks, adjustments, fees and other charges that may be due from us.

Accounting for leases:  We conduct the majority of our retail and recycling operations from leased facilities.  The majority of our leases require payment of real estate taxes, insurance and common area maintenance in addition to rent.  The terms of our lease agreements typically range from five to ten years.  Most of the leases contain renewal and escalation clauses, and certain store leases require contingent rents based on factors such as revenue.  For leases that contain predetermined fixed escalations of the minimum rent, we recognize the related rent expense on a straight-line basis from the date we take possession of the property to the end of the initial lease term.  We record any difference between straight-line rent amounts and amounts payable under the leases as part of deferred rent in accrued expenses.  Cash or lease incentives (tenant allowances) received upon entering into certain store leases are recognized on a straight-line basis as a reduction to rent from the date we take possession of the property through the end of the initial lease term.

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

Changes in our warranty accrual for the fiscal years ended January 2, 2010 and January 3, 2009 are as follows:

	For the fiscal year ended
	January 2, 2010	January 3, 2009
Beginning Balance	$91	$80
Standard accrual based on units sold	79	87
Actual costs incurred	(16)	(4)
Periodic accrual adjustments	(87)	(72)
Ending Balance	$67	$91

Income taxes:  We account for income taxes under the liability method.  Deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years.  Deferred tax assets are recognized for deductible temporary differences and tax operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled.  We assess the likelihood that our deferred tax assets will be recovered from future taxable income and record a valuation allowance to reduce our deferred tax assets to the amounts we believe to be realizable.  We concluded that a full valuation allowance against our U.S. deferred tax assets was appropriate as of January 2, 2010.

Share-based compensation:  We recognize compensation expense on a straight-line basis over the vesting period for all share-based awards granted.  We use the Black-Scholes option pricing model to determine the fair value of awards at the grant date.  We calculate the expected volatility for stock options and awards using historical volatility.  We estimate a 0%-5% forfeiture rate for stock options issued to all employees and Board of Directors members, but will continue to review these estimates in future periods.  The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected life represents the period that the stock option awards are expected to be outstanding.  The expected dividend yield is zero as we have not paid or declared any cash dividends on our Common Stock.  Based on these valuations, we recognized share-based compensation expense of $578 and $529 for the fiscal years ending January 2, 2010 and January 3, 2009, respectively.  We estimate that the expense for fiscal 2010 will be approximately $177 and immaterial thereafter, based on the value of options outstanding as of January 2, 2010.  This estimate does not include any expense for additional options that may be granted and vest during 2010.

Comprehensive income (loss):  Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income (loss) but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to shareholders’ equity.  Our other comprehensive income (loss) is comprised of foreign currency translation adjustments.  The effect of the foreign currency translation adjustments, net of tax, was a loss of $65 and $452 for the fiscal years ending January 2, 2010 and January 3, 2009, respectively.

Revenue recognition:  We recognize revenue from appliance sales in the period the consumer purchases and pays for the appliance, net of an allowance for estimated returns.  We recognize revenue from appliance recycling when we collect and process a unit.  We recognize byproduct revenue upon shipment.  We recognize revenue on extended warranties with retained service obligations on a straight-line basis over the period of the warranty.  On extended warranty arrangements that we sell but others service for a fixed portion of the warranty sales price, we recognize revenue for the net amount retained at the time of sale of the extended warranty to the consumer.  We include shipping and handling charges to customers in revenue, which are recognized in the period the consumer purchases and pays for delivery.  Shipping and handling costs that we incur are included in cost of revenues.

Taxes collected from customers:  We account for taxes collected from customers on a net basis.

Advertising expense:  Our policy is to expense advertising costs as incurred.  Advertising expense was $3,746 and $4,258 for the fiscal years ended January 2, 2010 and January 3, 2009, respectively.

Basic and diluted net income (loss) per common share:  Basic income (loss) per common share is computed based on the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued.  Potentially dilutive shares of Common Stock include unexercised stock options and warrants.  Basic per share amounts are computed, generally, by dividing net income (loss) by the weighted average number of common shares outstanding.  Diluted per share amounts assume the conversion, exercise or issuance of all potential Common Stock instruments unless their effect is anti-dilutive, thereby reducing the loss or increasing the income per common share.  In calculating diluted weighted average shares and per share amounts, we included stock options with exercise prices below average market prices, for the respective fiscal years in which they were dilutive, using the treasury stock method.  We calculated the number of additional shares by assuming the outstanding stock options were exercised and that the proceeds from such exercises were used to acquire Common Stock at the average market price during the year.  We excluded 303 options in fiscal 2008 from the diluted weighted average share outstanding calculation as the effect of these options is anti-dilutive.  The effect of all options and warrants outstanding in fiscal year 2009 was anti-dilutive due to the net loss incurred.

A reconciliation of the denominator in the basic and diluted income or loss per share is as follows:

	For the fiscal year ended
	January 2,	January 3,
	2010	2009
Numerator:
Income (loss) from continuing operations	$(3,338)	$1,864
Loss from discontinued operations, net of tax	—	(812)
Loss on disposal of discontinued operations, net of tax	—	(692)
Net income (loss)	$(3,338)	$360

Denominator:
Weighted average common shares outstanding - basic	4,578	4,571
Stock options	—	41
Weighted average common shares outstanding - diluted	4,578	4,612

Basic income (loss) per common share:
Continuing operations	$(0.73)	$0.41
Discontinued operations	—	(0.33)
Net income (loss)	$(0.73)	$0.08

Diluted income (loss) per common share:
Continuing operations	$(0.73)	$0.41
Discontinued operations	—	(0.33)
Net income (loss)	$(0.73)	$0.08

4.              Sale-Leaseback Transaction

On September 25, 2009, we completed the sale-leaseback of our St. Louis Park building.  The building is a 126,458-square-foot facility that includes our corporate office, a processing and recycling center, and an ApplianceSmart Factory Outlet store.  Pursuant to the agreement entered into on August 11, 2009, we sold the St. Louis Park building for $4,627, net of fees, and leased the building back over an initial lease term of five years.  The sale of the building provided the Company with $2,032 in cash after repayment of the $2,595 mortgage.  The sale-leaseback transaction resulted in an adjustment of $2,191 to the net book value related to the land and building, and we recorded a deferred gain of $2,436.  Under the terms of the lease agreement, we are classifying the lease as an operating lease and amortizing the gain on a straight-line basis over five years.

5.              Discontinued Operations

During the fourth quarter of 2008, we planned and executed the shutdown of our NAACO and PDN operations.  NAACO and PDN were not operating as planned and were no longer economically viable.  In 2008, our supply of room air conditioners from a major manufacturer was depleted, no longer providing refurbishment opportunities for PDN and revenues for NAACO, which was the basis for our investment in these businesses.  We have not had any continuing involvement or significant continuing cash flows in these businesses.  The results of operations for NAACO and PDN were included in our retail segment.  During the fiscal year ended January 3, 2009, NAACO and PDN had revenues of $792 and a loss before taxes of $882.  All results of operations for periods presented prior to the abandonment date have been reclassified as discontinued operations.  We recorded a loss on the disposal of NAACO and PDN of $692, net of tax, for the year ended January 3, 2009, which consisted of termination costs and the write-off of certain assets to fair value upon the abandonment of the operations in December 2008.

6.              Investments

On June 1, 2009, we completed a $263 investment in Diagnostico y Administracion de Logistica Inversa, S.A. de C.V. (“DALI”), a Mexican company.  DALI is a joint venture that operates a refrigerator recycling program sponsored by the Mexican government.  Our investment represents a 46.3% ownership in the joint venture.  The DALI joint venture is accounted for under the equity method and is presented in the consolidated balance sheets as a component of other assets.  The results of the joint venture were immaterial for the fiscal year ended January 2, 2010.

On October 21, 2009, we entered into an Appliance Sales and Recycling Agreement (the “Agreement”).  Under the Agreement, our client will sell all of its recyclable appliances generated in the northeastern United States to us, and we will collect, process and recycle such recyclable appliances.  The Agreement requires that we will only recycle, and will not sell for re-use or resale, the recyclable appliances purchased from our client.  We plan to establish a regional processing center (“RPC”) located in the northeastern United States at which the recyclable appliances will be processed.  The term of the Agreement is for a period of six years from the first date of collection of recyclable appliances, which we expect will be early in the second quarter of 2010. We issued a warrant in conjunction with the Agreement as described in Note 13.  The fair market value of the warrant was recorded as an intangible asset and will be amortized over the initial term of the Agreement.  The recycling contract intangible asset is presented in the consolidated balance sheets as a component of other assets.

In connection with the Agreement described above, we entered into a Joint Venture Agreement with 4301 Operations, LLC, to establish and operate the northeastern RPC.  4301 Operations has substantial experience in the recycling of major household appliances and will contribute their existing business to the joint venture.  Under the Joint Venture Agreement, the parties will form a new entity to be known as ARCA Advanced Processing, LLC (“AAP”) and each party will be a 50% owner of AAP.  If additional RPCs are established, AAP will establish the next two RPCs and will have a right of first refusal to establish subsequent RPCs.  We plan to raise debt and/or equity financing to fund our share of the capital required to form the joint venture.  We plan to contribute approximately $2,000, including the Appliance Sales and Recycling Agreement, to the joint venture, and 4301 Operations plans to contribute their equipment and existing business to the joint venture.  The joint venture plans to commence operations early in the second quarter of 2010; however, there is no assurance that operations will commence or that financing will be available on terms satisfactory to us or permitted by our current debt agreement.  As of January 2, 2010, we loaned 4301 Operations $375 that will be considered as a portion of our capital contribution when the joint venture commences operations.  The loan to 4301 Operations is presented in the consolidated balance sheets as a component of other assets.

The Agreement is contingent on the ability of the joint venture to raise additional financing to purchase and install UNTHA Recycling Technology (“URT”) equipment, which will enhance the capabilities of the RPC.  We are the exclusive distributor of URT equipment for North America.  The joint venture plans to raise additional debt financing to purchase the URT equipment, but there is no assurance that the financing will be available or on terms acceptable to the joint venture.

7.              Other Assets

Other assets as of January 2, 2010 and January 3, 2009 consist of the following:

	January 2, 2010	January 3, 2009
Deposits	$407	$408
Investment in DALI	263	—
Loan to 4301 Operations, LLC	375	—
Recycling contract, net	479	—
Other	42	77
	$1,566	$485

8.              Accrued Expenses

Accrued expenses as of January 2, 2010 and January 3, 2009 consist of the following:

	January 2, 2010	January 3, 2009
Compensation and benefits	$868	$1,565
Accrued recycling incentive checks	1,232	1,110
Accrued rent	1,176	461
Warranty expense	67	91
Accrued payables	350	509
Current portion of deferred gain on sale-leaseback of building	488	—
Other	220	337
	$4,401	$4,073

9.              Line of Credit

We have an $18,000 line of credit with a lender.  The line was increased from $16,000 to $18,000 on February 5, 2008.  The interest rate on the line was 6.25% (the greater of prime plus 3.00 percentage points or 6.25%) as of January 2, 2010 and January 3, 2009.  The weighted average interest rate for fiscal years 2010 and 2009 was 6.25% and 6.83%, respectively.  The amount of borrowings available under the line of credit is based on a formula using receivables and inventories.  Our unused borrowing capacity under this line was $56 as of January 2, 2010.  We may not have access to the full $18.0 million line of credit due to the formula using our receivables and inventories.  The line of credit has a stated maturity date of December 31, 2010, if not renewed, and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time.  The line of credit is collateralized by substantially all our assets and requires minimum monthly interest payments of $58, regardless of the outstanding principal balance.  The lender is also secured by an inventory repurchase agreement with Whirlpool Corporation for purchases from Whirlpool only.  The loan requires that we meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt we can incur, limits the amount of spending on fixed assets and prohibits payments of dividends.  As of January 2, 2010, we were not in compliance with certain financial covenants of the loan agreement and received a waiver from the lender.  On March 10, 2010, the interest rate on the line increased to 6.75% (the greater of prime plus 3.50 percentage points or 6.75%).

10.       Long-Term Debt Obligations

Long-term debt and capital lease obligations as of January 2, 2010 and January 3, 2009 consist of the following:

	January 2, 2010	January 3, 2009

6.85 % mortgage, due in monthly installments of $15, including interest, due January 2013, collateralized by land and building	$1,586	$1,659

Adjustable rate mortgage, due in monthly installments, adjusted weekly based on 30-day LIBOR plus 2.70 percentage points (3.38% as of January 3, 2009) on a 20-year amortization due October 2012, collateralized by land and building	—	2,747

Capital leases and other financing obligations	921	1,065
	2,507	5,471
Less current maturities	544	579
	$1,963	$4,892

In September 2009, we paid off our adjustable rate mortgage as a result of the sale-leaseback transaction described in Note 4.

The future annual maturities of long-term debt obligations are as follows:

2010	$544
2011	412
2012	197
2013	1,350
2014	4
$2,507

Capital leases and other financing obligations:  We acquire certain equipment under capital leases and other financing obligations.  The cost of equipment was approximately $1,615 and $1,396 at January 2, 2010 and January 3, 2009, respectively.  Accumulated amortization at January 2, 2010 and January 3, 2009 was approximately $802 and $387, respectively.  Depreciation and amortization expense for equipment under capital leases and other financing obligations is included in cost of revenue and selling, general and administrative expenses.

In 2008, we entered into a master equipment lease with a lender providing up to $250 in available funds.  As of January 3, 2009, we had utilized the entire lease line to fund equipment for factory outlet stores.  In 2009, we entered into a master equipment lease with a lender providing up to $188 in available funds.  As of January 2, 2010, we had utilized the entire lease line to fund equipment and displays for factory outlet stores.

The following schedule by fiscal year is the approximate remaining minimum payments required under the leases and other financing obligations, together with the present value at January 2, 2010:

2010	$537
2011	358
2012	114
2013	13
2014	4
Total minimum lease and other financing obligation payments	1,026
Less amount representing interest	105
Present value of minimum payments	921
Less current portion	466
Capital lease and other financing obligations, net of current portion	$455

11.       Commitments and Contingencies

Operating leases:  We lease the majority of our retail stores and recycling centers under noncancelable operating leases.  The leases typically require the payment of taxes, maintenance, utilities and insurance.

Minimum future rental commitments under noncancelable operating leases as of January 2, 2010 are as follows:

2010	$4,534
2011	4,541
2012	4,349
2013	3,966
2014	3,130
2015 and thereafter	5,734
$26,254

Rent expense for the fiscal years ended January 2, 2010 and January 3, 2009 was $4,960 and $4,710, respectively.

Contracts:  We have entered into material contracts with three appliance manufacturers.  Under the agreements there are no minimum purchase commitments; however, we have agreed to indemnify the manufacturers for certain claims, allegations or losses with respect to appliances we sell.

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

In January 2009, the Court granted JACO a summary judgment in ARCA’s lawsuit against the parties.  The ruling was made by the same judge who had earlier denied summary judgment to the defendants.  Even though the Court’s ruling will have no impact on our method of recycling or ability to conduct existing or future business, we filed an appeal with the Ninth Circuit Court of Appeals in California in February 2009 seeking to have the court set aside the summary judgment.  We believe the decision by the trial judge was in error and contrary to the law relating to unfair competition and false advertising.  We believe we are entitled to our day in court against JACO for damages caused by their actions, and our case is scheduled to be argued before the Ninth Circuit Court of Appeals on April 9, 2010.

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

In December 2009, a lawsuit in the Fourth Judicial District Court of Hennepin County, Minnesota has been commenced by RKL Landholdings, LLC and Emad Y. Abed relating to the potential sale of our St. Louis Park, Minnesota property.  This property has been sold to a third party and all proceeds from the sale have been received by us. The claims made by the Plaintiffs in this matter have been alleged against both Appliance Recycling Centers of America, Inc. and Edward Cameron, individually.  The claims relate to an originally executed Purchase Agreement and extensions thereto executed between the parties, which Purchase Agreement and extensions all expired by their own terms.  The Plaintiffs have alleged various facts and claims, including promissory estoppel, unjust enrichment, conversion, fraud, tortuous interference with prospective advantage, and breach of contract.  We plan to vigorously defend these claims and believe that any outcome will not have a material impact on our results of operations or financial position.

We are party from time to time to other ordinary course disputes that we do not believe to be material.

12.       Income Taxes

The provision for income taxes for the fiscal years ended January 2, 2010 and January 3, 2009 consisted of the following:

	For the fiscal year ended
	January 2, 2010	January 3, 2009
Current tax expense:
Federal	$—	$128
State	39	44
Foreign	24	495
Current tax expense	$63	$667
Deferred tax expense	(58)	72
Provision for income taxes	$5	$739

A reconciliation of our provision for income taxes with the federal statutory tax rate for the fiscal years ended January 2, 2010 and January 3, 2009 is shown below:

	For the fiscal year ended
	January 2, 2010	January 3, 2009
Income tax expense (benefit) at statutory rate	$(1,133)	$885
State tax expense (benefit), net of federal tax effect	(110)	71
Permanent differences	242	275
Changes in valuation allowance	192	(657)
Reversal of deferred tax asset for change in tax law	962	—
Foreign income tax payable true-up	(206)	—
Foreign rate differential	(3)	54
Other	61	111
	$5	$739

We recorded a discrete item in the second quarter of 2009 related to additional Canadian tax deductions determined by completing a detailed transfer pricing study.  We recognized a tax benefit of approximately $206 related solely to our Canadian operations compared to the original tax provision estimate for fiscal 2008.

The components of net deferred tax assets as of January 2, 2010 and January 3, 2009 are as follows:

	January 2, 2010	January 3, 2009
Deferred tax assets:
Net operating loss carryforwards	$868	$1,734
Federal and state tax credits	323	312
Reserves	367	322
Accrued expenses	229	278
Share-based compensation	107	82
Deferred gain	913	—
Foreign currency translation	—	177
	2,807	2,905
Valuation allowance	(2,379)	(2,187)
Deferred tax assets	428	718

Deferred tax liabilities:
Prepaid expenses	(112)	(152)
Property and equipment	(330)	(452)
Other	—	(9)
Deferred tax liabilities	(442)	(613)
Net deferred tax assets	$(14)	$105

The deferred tax amounts mentioned above have been classified in the accompanying consolidated balance sheets as follows:

	January 2, 2010	January 3, 2009
Current assets	$677	$448
Non-current assets	—	177
Non-current liabilities	(691)	(520)
	$(14)	$105

At January 2, 2010, we had a full valuation allowance against our U.S. deferred tax assets to reduce the total to an amount our management believes is appropriate.  Realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  The valuation allowance increased in the current year primarily as a result of taxable losses generated during the year from U.S. sources and was partially offset by the reversal of deferred tax assets as a result of a change in state tax law.  In the future, when we believe we can reasonably estimate future operating results and those estimated results reflect taxable income, the amount of deferred tax assets considered reasonable could be adjusted by a reduction of the valuation allowance.

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

At January 2, 2010, we had federal NOL carryforwards of approximately $8,707 ($6,639 of which is subject to IRC section 382 limitations) and credits for general business credits of $13.  In addition to general business credits we also had alternative minimum tax credits carried forward of approximately $310.  We also had state NOL carryforwards of $8,862 ($2,642 of which is subject to IRC section 382 limitations).  The NOL carryforwards are available to offset future taxable income or reduce taxes payable through 2027.  These loss carryforwards will begin expiring in 2016.  The general business credits will expire in 2013.  We previously wrote off NOLs related to IRC section 382 limits against the valuation allowance.

A portion of our net operating loss carryforwards (approximately $930 of tax deductions) resulted from the exercise of stock options.  When these loss carryforwards are realized, the corresponding change in valuation allowance will be recorded as additional paid-in capital.  We have adopted the “with and without” approach to determine tax benefits.  Under this approach, windfall tax benefits are used last to offset taxable income and a benefit is recorded in additional paid-in capital only if an incremental benefit is provided after considering all other tax attributes (including NOLs) presently available to us.  This treatment results in a re-characterization of the NOL carryforward and a difference in the NOL asset between the financial statements and tax returns.  The difference in the federal NOL deferred tax asset is $316.

At January 2, 2010, we had NOL carryforwards not subject to IRC section 382 limitations, expiring as follows:

2026	1,357
2029	711

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  As of January 2, 2010, we did not have any material uncertain tax positions.

It is our practice to recognize interest related to income tax matters as a component of interest expense and penalties as a component of selling, general and administrative expense.  As of January 2, 2010, we had an immaterial amount of accrued interest and penalties.

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

We had no significant unrecognized tax benefits as of January 2, 2010 that would reasonably be expected to affect our effective tax rate during the next twelve months.

13.       Shareholders’ Equity

Stock options:  Our 2006 Stock Option Plan (the “2006 Plan”) permits the granting of incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified options that do not meet the requirements of Section 422.  The 2006 Plan has 600 shares available for grant.  As of January 2, 2010, 380 options were outstanding to employees and non-employee directors and 15 options have been exercised under the 2006 Plan.  Our Restated 1997 Stock Option Plan (the “1997 Plan”) has expired, but the options outstanding under the expired 1997 Plan continue to be exercisable in accordance with their terms.  As of January 2, 2010, options to purchase an aggregate of 33 shares were outstanding under the 1997 Plan.  Options granted to employees typically vest over two years while grants to non-employee directors vest in six months.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the fiscal years ended January 2, 2010 and January 3, 2009:

	For the fiscal year ended
	January 2, 2010	January 3, 2009
Expected dividend yield	—	—
Expected stock price volatility	105.39%	104.72%
Risk-free interest rate	2.77%	3.39%
Expected life of options (years)	7.00	6.88

Additional information relating to all outstanding options is as follows (in thousands, except per share data):

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Balance at December 29, 2007	144	$3.34
Granted	282	5.02
Exercised	(69)	3.21
Cancelled/expired	(2)	2.53
Forfeited	(16)	5.86
Balance at January 3, 2009	339	4.65
Granted	102	2.04
Cancelled/expired	(9)	4.68
Forfeited	(19)	2.55
Balance at January 2, 2010	413	4.10

The weighted average fair value per option of options granted during fiscal years 2009 and 2008 was $1.74 and $4.26, respectively.

The following table summarizes information about stock options outstanding as of January 2, 2010 (in thousands, except per share data):

		Weighted Average
		Remaining
	Options	Contractual Life	Weighted Average	Aggregate
Range of Exercise Prices	Outstanding	In Years	Exercise Price	Intrinsic Value
$5.05 to $6.41	219	5.46	$5.48
$3.81 to $4.32	30	4.58	4.06
$2.38 to $2.80	127	5.61	2.39
$1.50 to $2.00	37	8.77	1.87
	413	5.74	4.10	$20

The following table summarizes information about stock options exercisable as of January 2, 2010 (in thousands, except per share data):

	Options	Weighted Average	Aggregate
Range of Exercise Prices	Exercisable	Exercise Price	Intrinsic Value
$5.05 to $6.41	122	$5.51
$3.81 to $4.32	30	4.06
$2.38 to $2.80	57	2.51
$1.50 to $2.00	30	1.87
	239	4.16	$13

The aggregate intrinsic value in the preceding tables represents the total pre-tax intrinsic value, based on our closing stock price of $2.30 on January 2, 2010, which theoretically could have been received by the option holders had all option holders exercised their options as of that date.  The total number of in-the-money options exercisable as of January 2, 2010 was 30.  No stock options were exercised during the fiscal year ended January 2, 2010.  The intrinsic value of stock options exercised during the fiscal year ended January 3, 2009 was $291.

Warrant:  In conjunction with the Agreement entered into on October 21, 2009 as described in Note 6, we issued a warrant to purchase 248 shares of Common Stock at a price of $0.75 per share.  The fair market value of the warrant issued was $479 and is exercisable in full at any time during a term of ten years.  The exercise price may be reduced and the number of shares of Common Stock that may be purchased under the warrant may be increased if the Company issues or sells additional shares of Common Stock at a price lower than the then-current warrant exercise price or the then-current market price of the Common Stock.  The shares underlying the warrant include legal restrictions regarding the transfer or sale of the shares.

The following table summarizes the assumptions used to estimate the fair value of the warrant issued on October 21, 2009 using the Black-Scholes Model:

Expected dividend yield	0.0%
Expected stock price volatility	128.27%
Risk-free interest rate	3.42%
Expected life of options (years)	10.00

The fair value per share of Common Stock underlying the warrant issued was $1.93 based on our closing stock price of $1.97.

Preferred Stock:  Our amended Articles of Incorporation authorize two million shares of Preferred Stock that may be issued from time to time in one or more series having such rights, powers, preferences and designations as the Board of Directors may determine.  To date no such preferred shares have been issued.

14.       Major Customers and Suppliers

For the fiscal year ended January 2, 2010, no single customer represented 10% or more of our total revenues.  As of January 2, 2010, two customers each represented more than 10% of our total trade receivables.  For the fiscal year ended January 3, 2009, one customer represented 10% of our total revenues.  As of January 3, 2009, three customers each represented more than 10% of our total trade receivables.

During the two fiscal years ended January 2, 2010 and January 3, 2009, we purchased a vast majority of appliances for resale from three suppliers.  We have and are continuing to secure other vendors from which to purchase appliances.  However, the curtailment or loss of one of these suppliers or any appliance supplier could adversely affect our operations.

15.       Segment Information

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

The following tables present our segment information for fiscal years 2009 and 2008:

	2009	2008
Revenues:
Retail	$75,517	$77,886
Recycling	25,752	33,085
Total revenues	$101,269	$110,971

Operating income (loss):
Retail	$(4,184)	$815
Recycling	1,777	5,356
Unallocated corporate costs	246	(2,136)
Total operating income (loss)	$(2,161)	$4,035

Assets:
Retail	$18,300	$20,453
Recycling	6,380	9,213
Corporate assets not allocable	6,770	7,749
Total assets	$31,450	$37,415

Cash capital expenditures:
Retail	$189	$362
Recycling	40	135
Corporate	280	315
Total cash capital expenditures	$509	$812

Depreciation and amortization expense:
Retail	$425	$290
Recycling	314	291
Corporate	548	542
Total depreciation and amortization expense	$1,287	$1,123

Interest expense:
Retail	$782	$850
Recycling	220	275
Corporate	159	260
Total interest expense	$1,161	$1,385

16.       Benefit Contribution Plan

We have a defined contribution salary deferral plan covering substantially all employees under Section 401(k) of the Internal Revenue Code.  We contribute an amount equal to 10 cents for each dollar contributed by each employee up to a maximum of 5% of each employee’s compensation.  We recognized expense for contributions to the plan of $27 and $30 for the fiscal years ended January 2, 2010 and January 3, 2009, respectively.

17.       Subsequent Events

The Company has evaluated subsequent events and has appropriately included all matters requiring disclosure herein.  There were no subsequent events requiring recognition in these consolidated financial statements.

ITEM 9.                             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of such period our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Management concluded that our internal control over financial reporting was effective as of January 2, 2010.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended January 2, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                                            OTHER INFORMATION

None.

PART III

ITEM 10.                                             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors and executive officers of the Company is set forth under the headings “Nominees” and “Information Concerning Officers and Key Employees Who Are Not Directors” and “Section 16 (a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2010 Annual Meeting of Shareholders to be held May 13, 2010 and is incorporated herein by reference.

Code of Ethics

Our Audit Committee has adopted a code of ethics applicable to our directors and officers (including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer) and other of our senior executives and employees in accordance with applicable rules and regulations of the SEC and The NASDAQ Stock Market.  A copy of the code of ethics may be obtained upon request, without charge, by addressing a request to Investor Relations, ARCA, Inc., 7400 Excelsior Boulevard, Minneapolis, MN 55426.  The code of ethics is also posted on our website at www.arcainc.com under “Investor Relations — Corporate Governance.”

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

ITEM 11.                                             EXECUTIVE COMPENSATION

Information regarding executive compensation is set forth under the headings “Compensation Committee Report” and “Executive Compensation” in our Proxy Statement for our 2010 Annual Meeting of Shareholders to be held May 13, 2010 and is incorporated herein by reference.

ITEM 12.                                             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is set forth under the heading “Common Stock Ownership” in our Proxy Statement for our 2010 Annual Meeting of Shareholders to be held May 13, 2010 and is incorporated herein by reference.

The following table gives aggregate information under our equity compensation plans as of January 2, 2010:

	(a)	(b)	(c)
Number of Securities
Available for Future
	Number of Securities	Weighted Average	Issuance Under Equity
	to be Issued	Exercise Price of	Compensation Plans,
	Upon Exercise of	Outstanding Options,	Excluding Securities
	Outstanding Options	Warrants and Rights	Reflected in Column (a)
Equity compensation plans approved by shareholders	413,200	$4.10	205,300

ITEM 13.                                             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is set forth under the headings “Director Independence” and “Review, Approval or Ratification of Transactions with Related Persons” in our Proxy Statement for our 2010 Annual Meeting of Shareholders to be held May 13, 2010 and is incorporated herein by reference.

ITEM 14.                                             PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accounting fees and services is set forth under the heading “Independent Registered Public Accounting Firm” in our Proxy Statement for our 2010 Annual Meeting of Shareholders to be held May 13, 2010 and is incorporated herein by reference.

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

2.                                     Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SUPPLEMENTARY INFORMATION

To the Shareholders, Audit Committee and Board of Directors

Appliance Recycling Centers of America, Inc. and Subsidiaries

Minneapolis, Minnesota

Our audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and were made for the purpose of forming an opinion on the basic consolidated financial statements of Appliance Recycling Centers of America, Inc. and Subsidiaries taken as a whole.  The supplemental Schedule II as of January 2, 2010 and January 3, 2009 and for the fiscal years then ended is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a part of the basic consolidated financial statements.  This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota

March 17, 2010

Schedule II - Valuation and Qualifying Accounts

(In Thousands)

	Allowance for Doubtful Accounts Receivable	Valuation Allowance for Inventory Obsolescence	Valuation Allowance for Deferred Income Tax Assets
Balance at December 29, 2007	$152	$84	$2,324
Additional allowance	264	31	—
Write-offs and adjustments (1)	(124)	—	(137)
Balance at January 3, 2009	292	115	2,187
Additional allowance	69	404	—
Write-offs and adjustments (2)	(320)	—	192
Balance at January 2, 2010	$41	$519	$2,379

(1)	The change in valuation allowance for deferred income tax assets related to continuing operations is $657 offset by $520 related to discontinued operations.
(2)	The change in the valuation allowance was reduced by the loss of state deferred tax assets related to a change in tax law.

3.                                     Exhibits

See Index to Exhibits on page 64 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

Dated: March 18, 2010	APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
(Registrant)

	By	/s/ Edward R. Cameron
Edward R. Cameron
President and Chief Executive Officer

	By	/s/ Peter P. Hausback
Peter P. Hausback
Executive Vice President, Chief Financial Officer
and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward R. Cameron	Chairman of the Board, President and	March 18, 2010
Edward R. Cameron	Chief Executive Officer

/s/ Peter P. Hausback	Executive Vice President,	March 18, 2010
Peter P. Hausback	Chief Financial Officer and Principal Accounting Officer

/s/ Duane S. Carlson	Director	March 18, 2010
Duane S. Carlson

/s/ Thomas F. Hunt Jr.	Director	March 18, 2010
Thomas F. Hunt Jr.

/s/ Glynnis A. Jones	Director	March 18, 2010
Glynnis A. Jones

/s/ Morgan J. Wolf	Director	March 18, 2010
Morgan J. Wolf

INDEX TO EXHIBITS

Exhibit No.	Description
3.1

Restated Articles of Incorporation of Appliance Recycling Centers of America, Inc. [filed as Exhibit 3.1 to the Company’s Form 10-K for the fiscal year ended January 2, 1999 (File No. 0-19621) and incorporated herein by reference].

3.2

Bylaws of Appliance Recycling Centers of America, Inc. as amended December 26, 2007 [filed as Exhibit 3.2 to the Company’s Form 8-K filed on January 2, 2008 (File No. 0-19621) and incorporated herein by reference].

*10.1	2006 Stock Option Plan [filed as Appendix B to the Company’s Schedule 14A filed on March 31, 2006 and incorporated herein by reference].

*10.2	2006 Stock Option Plan [filed as Appendix B to the Company’s Schedule 14A filed on March 31, 2006 and incorporated herein by reference].

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

10.7

Second Amendment to General Credit and Security Agreement and Waiver dated February 12, 1998 between Spectrum Commercial Services, a division of Lyons Financial Services, Inc., and the Company, and related agreements [filed as Exhibit 10.10 to the Company’s Form 10-K for fiscal year ended January 3, 1998 (File No. 0-19621) and incorporated herein by reference].

10.8

Fourth Amendment to General Credit and Security Agreement dated September 10, 1998 between Spectrum Commercial Services, a division of Lyons Financial Services, Inc., and the Company, and related agreement [filed as Exhibit 10.15 to the Company’s Form 10-K for the fiscal year ended January 2, 1999 (File No. 0-19621) and incorporated herein by reference].

10.9

Fifth Amendment to General Credit and Security Agreement dated September 17, 1998 between Spectrum Commercial Services, a division of Lyons Financial Services, Inc., and the Company, and related agreements [filed as Exhibit 10.16 to the Company’s Form 10-K for the fiscal year ended January 2, 1999 (File No. 0-19621) and incorporated herein by reference].

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

10.14

Twelfth Amendment to General Credit and Security Agreement dated April 11, 2002 between Spectrum Commercial Services Company and the Company, and related agreements [filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 30, 2002 (File No. 0-19621) and incorporated herein by reference].

10.15

Thirteenth Amendment to General Credit and Security Agreement dated January 23, 2003 between Spectrum Commercial Services Company and the Company, and related agreements [filed as Exhibit 10.34 to the Company’s Form 10-K for the fiscal year ended December 28, 2002 (File No. 0-19621) and incorporated herein by reference].

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

10.18

Tenth Amended and Restated Revolving Note of the Company dated December 23, 2004 in favor of Spectrum Commercial Services Company [filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-2 and incorporated herein by reference].

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

10.21

Note of the Company dated September 10, 1998 in favor of Medallion Capital, Inc. [filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended October 3, 1998 (File No. 0-19621) and incorporated herein by reference].

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

10.25

Balloon Promissory Note of the Company dated September 19, 2002 in favor of General Electric Capital Business Asset Funding Corp. and related agreement [filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 28, 2002 (File No. 0-19621) and incorporated herein by reference].

10.26

Balloon Promissory Note of the Company dated December 27, 2002 in favor of General Electric Capital Business Asset Funding Corp. and related agreement [filed as Exhibit 10.33 to the Company’s Form 10-K for the year ended December 28, 2002 (File No. 0-19621) and incorporated herein by reference].

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

10.36

Purchase Agreement for Sale of St. Louis Park Building [filed as Exhibit No. 10.36 to the Company’s Form 10-Q for the quarter ended October 3, 2009 (File No. 0-19621) and incorporated herein by reference].

10.37

Lease Agreement for Leaseback of St. Louis Park Building [filed as Exhibit No. 10.37 to the Company’s Form 10-Q for the quarter ended October 3, 2009 (File No. 0-19621) and incorporated herein by reference].

+10.38‡	Appliance Sales and Recycling Agreement dated October 21, 2009 between General Electric Company and the Company.

+10.39	Warrant to Purchase Common Stock of the Company for the Purchase of 248,189 shares of Common Stock in favor of General Electric Company, dated October 21, 2009.

+23.1	Consent of Baker Tilly Virchow Krause, LLP, Independent Registered Public Accounting Firm.

+31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                  Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(a)3 of this Form 10-K.

+                  Filed herewith.

‡                   Confidential treatment has been requested for portions of this agreement, which portions have been filed separately with the SEC.