Form 10-Q
period 2010-04-03
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2010-05-18
CIK 862861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 3, 2010

or

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

As of May 11, 2010, there were outstanding 5,492,777 shares of the registrant’s Common Stock, without par value.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

PART I.         FINANCIAL INFORMATION

Item 1.            Financial Statements

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	April 3,	January 2,
	2010	2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,410	$2,799
Accounts receivable, net of allowance of $41 and $41, respectively	3,746	4,252
Inventories, net of reserves of $489 and $519, respectively	13,609	16,785
Other current assets	1,237	532
Deferred income taxes	677	677
Total current assets	23,679	25,045
Property and equipment, net	7,544	4,139
Restricted cash	701	700
Other assets	1,691	1,566
Total assets (a)	$33,615	$31,450

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,420	$3,364
Checks issued in excess of cash in bank	—	410
Accrued expenses	5,677	4,401
Line of credit	7,977	12,419
Current maturities of long-term obligations	872	544
Income taxes payable	6	188
Total current liabilities	18,952	21,326

Long-term obligations, less current maturities	2,640	1,963
Deferred gain, net of current portion	1,705	1,827
Deferred income tax liabilities	692	691
Total liabilities (a)	23,989	25,807

Commitments and contingencies	—	—

Shareholders’ equity:
Common Stock, no par value; 10,000 shares authorized; issued and outstanding: 5,493 shares and 4,578 shares, respectively	19,121	17,278
Accumulated deficit	(11,165)	(11,267)
Accumulated other comprehensive loss	(308)	(368)
Total shareholders’ equity	7,648	5,643
Noncontrolling interest	1,978	—
Total equity	9,626	5,643
Total liabilities and shareholders’ equity	$33,615	$31,450

(a) Assets and liabilities of the consolidated variable interest entity were $4,398 and $1,516, respectively, as of April 3, 2010.

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	Three Months Ended
	April 3, 2010	April 4, 2009
Revenues:
Retail	$21,185	$20,940
Recycling	4,291	4,562
Byproduct	1,791	656
Total revenues	27,267	26,158

Costs of revenues	19,231	19,829
Gross profit	8,036	6,329
Selling, general and administrative expenses	7,642	8,011
Operating income (loss)	394	(1,682)

Other income (expense):
Interest expense, net	(266)	(319)
Other income, net	26	24
Income (loss) before income taxes and noncontrolling interest	154	(1,977)
Provision for (benefit of) income taxes	74	(15)
Net income (loss)	80	(1,962)
Plus: net loss attributable to noncontrolling interest	22	—
Net income (loss) attributable to controlling interest	$102	$(1,962)

Income (loss) per common share:
Basic	$0.02	$(0.43)
Diluted	$0.02	$(0.43)

Weighted average common shares outstanding:
Basic	4,588	4,578
Diluted	4,779	4,578

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended
	April 3,	April 4,
	2010	2009
Operating activities
Net income (loss)	$80	$(1,962)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	317	317
Share-based compensation	85	152
Other	—	40
Amortization of deferred gain	(122)	—
Changes in assets and liabilities:
Accounts receivable	506	1,431
Inventories	3,187	2,084
Other current assets	11	209
Other assets	294	(7)
Accounts payable and accrued expenses	2,030	(222)
Income taxes payable	(180)	(331)
Net cash flows provided by operating activities	6,208	1,711

Investing activities
Increase in restricted cash	(1)	—
Investment in ARCA Advanced Processing, LLC (AAP), net of cash acquired	(494)	—
Purchases of property and equipment	(604)	(154)
Net cash flows used in investing activities	(1,099)	(154)

Financing activities
Checks issued in excess of cash in bank	(410)	85
Net payments under line of credit	(4,442)	(3,146)
Payments on long-term obligations	(176)	(159)
Proceeds from issuance of Common Stock, net of offering costs	1,478	—
Net cash flows used in financing activities	(3,550)	(3,220)

Effect of changes in exchange rate on cash and cash equivalents	52	(103)

Increase (decrease) in cash and cash equivalents	1,611	(1,766)
Cash and cash equivalents at beginning of period	2,799	3,498
Cash and cash equivalents at end of period	$4,410	$1,732

Supplemental disclosures of cash flow information
Cash payments for interest	$267	$320
Cash payments for income taxes, net	$253	$311

Non-cash investing and financing activities
Equipment acquired under capital lease	$—	$100
Loan receivable in other assets exchanged for equity in AAP	$375	$—
Receivable in other current assets related to Common Stock issuance	$280	$—
Acquisition of AAP:
Fair value of assets acquired, less cash acquired	$3,927	$—
Assumed liabilities	$1,958	$—

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America and Article 8 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, normal and recurring adjustments and accruals considered necessary for a fair presentation for the periods indicated have been included.  Operating results for the three-month periods ended April 3, 2010 and April 4, 2009 are presented using 13-week periods.  The results of operations for any interim period are not necessarily indicative of the results for the year.

These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended January 2, 2010 included in the Company’s Form 10-K filed with the SEC on March 18, 2010.

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

ARCA Advanced Processing, LLC (“AAP”) is a joint venture that was formed in October 2009 between ARCA and 4301 Operations, LLC (“4301”) to support ARCA’s agreement with General Electric Company acting through its GE Consumer & Industrial business (“GE”).  Both 4301 and ARCA have a 50% interest in AAP.  GE will sell all of its recyclable appliances generated in the northeastern United States to ARCA, which will collect, process and recycle the appliances.  The agreement requires that ARCA will only recycle, and will not sell for re-use or resale, the recyclable appliances purchased from GE.  The term of the agreement is for six years from the first date of appliance collection, which was March 31, 2010.  AAP commenced operations in February 2010 and has the exclusive rights to service the GE agreement as a subcontractor for ARCA.  The financial position and results of operations of AAP are consolidated in our financial statements based on our conclusion that AAP is a variable interest entity because we have the ability to significantly influence the economic performance of the entity through our contractual agreement with GE.

2.              Recent Accounting Pronouncements

Consolidation of Variable Interest Entities

On January 3, 2010, we adopted new accounting guidance related to consolidation of variable interest entities.  The new guidance addresses the effects of eliminating the qualified special purpose entity concept and responds to concerns about the application of accounting guidance related to the consolidation of variable interest entities, including concerns over the transparency of enterprises’ involvement with variable interest entities. The new guidance is effective for fiscal years beginning after November 15, 2009.  The new guidance did not impact our consolidated financial statements upon adoption on January 3, 2010.  We applied the new guidance in determining whether to consolidate AAP upon the capitalization and commencement of operations on February 8, 2010.

Accounting for Transfers of Financial Assets

On January 3, 2010, we adopted new accounting guidance related to accounting for transfers of financial assets.  The new guidance eliminates the concept of a “qualified special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets.  The new guidance is effective for fiscal years beginning after November 15, 2009.  The new guidance did not have a material impact on the preparation of our consolidated financial statements.

Fair Value Measurement Disclosures

In January 2010, the Financial Accounting Standards Board issued new accounting guidance which requires new disclosures for assets and liabilities measured at fair value. The requirements include expanded disclosure of valuation methodologies for fair value measurements, transfers between levels of the fair value hierarchy, and gross rather than net presentation of certain changes in Level 3 fair value measurements.  The new required disclosures are effective for interim and annual periods beginning after December 15, 2009, except for requirements related to gross presentation of certain changes in Level 3 fair value measurements, which are effective for interim and annual periods beginning after December 15, 2010.  We implemented the portions of the guidance required on January 3, 2010, and the implementation did not have a material impact on the preparation of our consolidated financial statements.

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

Trade receivables:  We carry unsecured trade receivables at the original invoice amount less an estimate made for doubtful accounts based on a monthly review of all outstanding amounts.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions.  We write off trade receivables when we deem them uncollectible.  We record recoveries of trade receivables previously written off when we receive them.  We consider a trade receivable to be past due if any portion of the receivable balance is outstanding for more than ninety days.  We do not charge interest on past due receivables.  Our management considers the allowance for doubtful accounts of $41 to be adequate to cover any exposure to loss as of both April 3, 2010 and January 2, 2010.

Inventories:  Inventories, consisting principally of appliances, are stated at the lower of cost, determined on a specific identification basis, or market and consist of:

	April 3, 2010	January 2, 2010
Finished goods	$14,058	$17,304
Work in process	40	—
Less provision for inventory obsolescence	(489)	(519)
	$13,609	$16,785

We provide estimated provisions for the obsolescence of our appliance inventories, including adjustments to market, based on various factors, including the age of such inventory and our management’s assessment of the need for such provisions.  We look at historical inventory agings and margin analysis in determining our provision estimate.

Property and equipment:  Property and equipment consists of the following:

	April 3, 2010	January 2, 2010
Land	$1,140	$1,140
Buildings and improvements	3,010	2,990
Equipment (including computer software)	12,767	9,082
	16,917	13,212
Less accumulated depreciation and amortization	(9,373)	(9,073)
	$7,544	$4,139

Software development costs:  We capitalize software developed for internal use and are amortizing such costs over their estimated useful lives of three to five years.  Costs capitalized were $24 and $103 for the three months ended April 3, 2010 and April 4, 2009, respectively.

Impairment of long-lived assets:  We evaluate long-lived assets such as property and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.  We assess impairment based on the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition.  Should the sum of the expected future net cash flows be less than the carrying value, we recognize an impairment loss at that time.  We measure an impairment loss by comparing the amount by which the carrying value exceeds the fair value (estimated discounted future cash flows or appraisal of assets) of the long-lived assets.  We recognized no impairment charges during the three months ended April 3, 2010 and April 4, 2009.

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

Changes in our warranty accrual are as follows:

	Three Months Ended
	April 3, 2010	April 4, 2009
Beginning Balance	$67	$91
Standard accrual based on units sold	14	19
Actual costs incurred	(4)	(4)
Periodic accrual adjustments	(18)	(25)
Ending Balance	$59	$81

Income taxes:  We account for income taxes under the liability method.  Deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years.  Deferred tax assets are recognized for deductible temporary differences and tax operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled.  We assess the likelihood that our deferred tax assets will be recovered from future taxable income and record a valuation allowance to reduce our deferred tax assets to the amounts we believe to be realizable.  We concluded that a full valuation allowance against our U.S. deferred tax assets was appropriate as of April 3, 2010 and January 2, 2010.

Share-based compensation:  We recognize share-based compensation expense on a straight-line basis over the vesting period for all share-based awards granted.  We use the Black-Scholes option pricing model to determine the fair value of awards at the grant date.  We calculate the expected volatility for stock option awards using historical volatility.  We estimate a 0%-5% forfeiture rate for stock options issued to all employees and Board of Directors members, but will continue to review these estimates in future periods.  The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected life represents the period that the stock option awards are expected to be outstanding.  The expected dividend yield is zero as we have not paid or declared any cash dividends on our Common Stock.  Based on these valuations, we recognized share-based compensation expense of $85 and $152 for the three months ended April 3, 2010 and April 4, 2009, respectively.  We estimate that the remaining expense for fiscal 2010 and beyond will be approximately $92 and immaterial, respectively, based on the value of options outstanding as of April 3, 2010.  This estimate does not include any expense for additional options that may be granted and vest during 2010.

Comprehensive income (loss):  Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to shareholders’ equity.  Our other comprehensive income (loss) is comprised of foreign currency translation adjustments.  The effect of the foreign currency translation adjustments, net of tax, was income of $60 for the three months ended April 3, 2010 and a loss of $102 for the three months ended April 4, 2009.

Revenue recognition:  We recognize revenue from appliance sales in the period the consumer purchases and pays for the appliance, net of an allowance for estimated returns.  We recognize revenue from appliance recycling when we collect and process a unit.  We recognize revenue from appliance replacement when we collect, process and replace the original unit.  We recognize byproduct revenue upon shipment.  We recognize revenue on extended warranties with retained service obligations on a straight-line basis over the period of the warranty.  On extended warranty arrangements that we sell but others service for a fixed portion of the warranty sales price, we recognize revenue for the net amount retained at the time of sale of the extended warranty to the consumer.  We include shipping and handling charges to customers in revenue, which are recognized in the period the consumer purchases and pays for delivery.  Shipping and handling costs that we incur are included in cost of revenues.

Basic and diluted income (loss) per share:  Basic income (loss) per common share is computed based on the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued.  Potentially dilutive shares of Common Stock include unexercised stock options and warrants.  Basic per share amounts are computed, generally, by dividing net income (loss) attributable to controlling interest by the weighted average number of common shares outstanding.  Diluted per share amounts assume the conversion, exercise or issuance of all potential Common Stock instruments unless their effect is anti-dilutive, thereby reducing the loss or increasing the income per common share.  In calculating diluted weighted average shares and per share amounts, we included stock options and warrants with exercise prices below average market prices, for the respective reporting periods in which they were dilutive, using the treasury stock method.  We calculated the number of additional shares by assuming the outstanding stock options were exercised and that the proceeds from such exercises were used to acquire Common Stock at the average market price during the year.  For the three months ended April 3, 2010, we excluded 477 options and warrants from the diluted weighted average share outstanding calculation as the effect of these options and warrants is anti-dilutive.  The effect of all options outstanding for the three months ended April 4, 2009 was anti-dilutive due to the net loss incurred.

A reconciliation of the denominator in the basic and diluted income or loss per share is as follows:

	Three Months Ended
	April 3, 2010	April 4, 2009
Numerator:
Net income (loss) attributable to controlling interest	$102	$(1,962)

Denominator:
Weighted average shares outstanding - basic	4,588	4,578
Employee stock options	10	—
Stock warrant	181	—
Weighted average shares outstanding - diluted	4,779	4,578

Income (loss) per share:
Basic	$0.02	$(0.43)
Diluted	$0.02	$(0.43)

4.              Sale-Leaseback Transaction

On September 25, 2009, we completed the sale-leaseback of our St. Louis Park building.  The building is a 126,458-square-foot facility that includes our corporate office, a processing and recycling center, and an ApplianceSmart Factory Outlet store.  Pursuant to the agreement entered into on August 11, 2009, we sold the St. Louis Park building for $4,627, net of fees, and leased the building back over an initial lease term of five years.  The sale of the building provided the Company with $2,032 in cash after repayment of the $2,595 mortgage.  The sale-leaseback transaction resulted in an adjustment of $2,191 to the net book value related to the land and building, and we recorded a deferred gain of $2,436.  Under the terms of the lease agreement, we are classifying the lease as an operating lease and amortizing the gain on a straight-line basis over five years.  We amortized $122 of the deferred gain for the three months ended April 3, 2010.

5.              Investments in Joint Venture

On June 1, 2009, we completed a $263 investment in Diagnostico y Administracion de Logistica Inversa, S.A. de C.V. (“DALI”), a Mexican company.  DALI is a joint venture that operates a refrigerator recycling program sponsored by the Mexican government.  Our investment represents a 46.3% ownership in the joint venture.  The DALI joint venture is accounted for under the equity method and is presented in the consolidated balance sheets as a component of other assets.  The results of the joint venture were immaterial for the three months ended April 3, 2010 and the year ended January 2, 2010.

6.              Variable Interest Entity

ARCA Advanced Processing, LLC (“AAP”) is a joint venture that was formed in October 2009 between ARCA and 4301 Operations, LLC (“4301”) to support ARCA’s agreement with General Electric Company acting through its GE Consumer & Industrial business (“GE”).  Both 4301 and ARCA have a 50% interest in AAP.  GE will sell all of its recyclable appliances generated in the northeastern United States to ARCA, which will collect, process and recycle the appliances.  The agreement requires that ARCA will only recycle, and will not sell for re-use or resale, the recyclable appliances purchased from GE.  The term of the agreement is for six years from the first date of appliance collection, which was March 31, 2010.  AAP commenced operations on February 8, 2010 and has the exclusive rights to service the GE agreement as a subcontractor for ARCA.  The financial position and results of operations of AAP are consolidated in our financial statements based on our conclusion that

AAP is a variable interest entity because we have the ability to significantly influence the economic performance of the entity through our contractual agreement with GE.

The following table summarizes the assets and liabilities of the consolidated variable interest entity as of April 3, 2010:

Assets
Current assets	$222
Property and equipment	3,685
Other assets (a)	1,566
$5,473

Liabilities
Current liabilities	$699
Long-term debt obligations	817
$1,516

(a) Other assets include intercompany balances of $1,075 that are eliminated in consolidation.

Revenues and operating loss from our consolidated variable interest entity for the three months ended April 3, 2010 were $715 and $42, respectively.

As of April 3, 2010, we had contributed $900 to AAP, which included $375 we loaned to 4301 as of January 2, 2010.  On April 7, 2010, we contributed another $1,100 to AAP and loaned AAP an additional $214, which was used as a down payment toward the purchase and installation of URT equipment to be installed at the regional processing center operated by AAP.

The following table summarizes the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed as a result of consolidating AAP as a variable interest entity.  The financial position and results of operations for AAP are reported in our recycling segment.  The purchase price has been allocated on a preliminary basis as we are still determining the fair value of certain property and equipment assets acquired.

February 8,
2010
Current assets	$35
Property and equipment	3,162
Other assets	761
Total assets acquired	3,958
Accounts payable	(302)
Debt obligations	(1,656)
Net assets acquired	2,000
Less cash acquired	(31)
Net cash paid	$1,969

7.              Other Assets

Other assets as of April 3, 2010 and January 2, 2010 consist of the following:

	April 3, 2010	January 2, 2010
Deposits	$446	$407
Investment in DALI	263	263
Loan to 4301 Operations, LLC	—	375
Due from joint venture partner	463	—
Recycling contract, net	479	479
Other	40	42
	$1,691	$1,566

8.              Accrued Expenses

Accrued expenses as of April 3, 2010 and January 2, 2010 consist of the following:

	April 3, 2010	January 2, 2010
Compensation and benefits	$1,383	$868
Accrued recycling incentive checks	1,232	1,232
Accrued rent	1,241	1,176
Warranty expense	59	67
Accrued payables	610	350
Current portion of deferred gain on sale-leaseback of building	488	488
Other	664	220
	$5,677	$4,401

9.              Line of Credit

We have an $18,000 line of credit with a lender.  The outstanding balance under the line of credit was $7,977 as of April 3, 2010 with a stated interest rate of 6.75% (the greater of prime plus 3.50 percentage points or 6.75%).  The outstanding balance under the line of credit was $12,419 as of January 2, 2010 with a stated interest rate of 6.25% (the greater of prime plus 3.00 percentage points or 6.25%).  The amount of borrowings available under the line of credit is based on a formula using receivables and inventories.  Our unused borrowing capacity under this line was $1,618 and $56 as of April 3, 2010 and January 2, 2010, respectively.  We may not have access to the full $18.0 million line of credit due to the formula using our receivables and inventories.  The line of credit has a stated maturity date of December 31, 2010, if not renewed, and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time.  The line of credit is collateralized by substantially all our assets and requires minimum monthly interest payments of $58, regardless of the outstanding principal balance.  The lender is also secured by an inventory repurchase agreement with Whirlpool Corporation for purchases from Whirlpool only.  The loan requires that we meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt we can incur, limits the amount of spending on fixed assets and prohibits payments of dividends.  As of January 2, 2010, we were not in compliance with certain financial covenants of the loan agreement and received a waiver from the lender.  As of April 3, 2010, we were in compliance with the financial covenants of the loan agreement.

10.       Long-Term Obligations

Long-term debt and capital lease obligations as of April 3, 2010 and January 2, 2010 consisted of the following:

	April 3, 2010	January 2, 2010
6.85% mortgage, due in monthly installments of $15, including interest, due January 2012, collateralized by land and building	$1,567	$1,586

Capital leases and other financing obligations (see below)	801	921

Debt obligations from the consolidation of AAP (see below)	1,144	—
	3,512	2,507
Less current maturities	872	544
	$2,640	$1,963

Capital leases and other financing obligations:  We acquire certain equipment under capital leases and other financing obligations.  The cost of the equipment was approximately $1,630 and $1,615 at April 3, 2010 and January 2, 2010, respectively.  Accumulated amortization at April 3, 2010 and January 2, 2010 was approximately $922 and $802, respectively.  Depreciation and amortization expense is included in cost of revenues and selling, general and administrative expenses.

Debt obligations from the consolidation of AAP:  AAP has several debt obligations with maturity dates ranging from October 2010 to October 2024, interest rates ranging from 0% to 10% and monthly payments ranging from $3 to $10.  One note is collateralized by substantially all of the assets of AAP.

11.       Commitments and Contingencies

Contracts:  We have entered into material contracts with three appliance manufacturers.  Under the agreements there are no minimum purchase commitments; however, we have agreed to indemnify the manufacturers for certain claims, allegations or losses with respect to appliances we sell.

Litigation:  We are party from time to time to ordinary course disputes that we do not believe to be material or have merit.  We intend to vigorously defend ourselves against these ordinary course disputes.

12.       Income Taxes

We recorded a provision for income taxes of $74 for the three months ended April 3, 2010 primarily as a result of generating taxable income in our Canadian subsidiary.  We recorded a benefit from income taxes of $15 for the three months ended April 4, 2009 primarily as the result of taxable losses in our Canadian subsidiary.  We did not record a provision for or benefit from income taxes for our U.S. subsidiaries because we have available net operating losses to offset future taxable income and we have recorded full valuation allowances against our U.S. net deferred tax assets due to the uncertainty of their realization.  The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  As of April 3, 2010 and January 2, 2010, we did not have any material uncertain tax positions.

It is our practice to recognize interest related to income tax matters as a component of interest expense and penalties as a component of selling, general and administrative expense.  As of April 3, 2010 and January 2, 2010, we had an immaterial amount of accrued interest and penalties.

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

We had no significant unrecognized tax benefits as of April 3, 2010 and January 2, 2010 that would reasonably be expected to affect our effective tax rate during the next twelve months.

13.       Shareholders’ Equity

Common Stock:  As of April 3, 2010, we completed a private placement of 915 shares of our Common Stock at $2.00 per share resulting in net proceeds of $1,758.  The net proceeds will be used to support AAP, which was formed to establish and operate our regional processing center in Philadelphia.  We received cash in the amount of $1,550 on the sale of 775 shares on April 2, 2010.  A receivable in the amount of $280 was recorded in other current assets on the consolidated balance sheet as of April 3, 2010 as the cash on the remaining 140 shares was not received until April 7, 2010.

Stock options:  Our 2006 Stock Option Plan (the “2006 Plan”) permits the granting of incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified options that do not meet the requirements of Section 422.  As of April 3, 2010, the 2006 Plan has 205 options remaining to grant from 600 options reserved under the plan.  As of April 3, 2010, 380 options were outstanding to employees and non-employee directors and 15 options have been exercised under the 2006 Plan.  Our Restated 1997 Stock Option Plan (the “1997 Plan”) has expired, but the options outstanding under the expired 1997 Plan continue to be exercisable in accordance with their terms.  As of April 3, 2010, options to purchase an aggregate of 33 shares were outstanding under the 1997 Plan.  Options granted to employees typically vest over two years while grants to non-employee directors vest in six months.  There were no stock options granted or exercised in the first quarter of 2010 or 2009.

Warrant:  On October 21, 2009, we issued a warrant to GE to purchase 248 shares of Common Stock at a price of $0.75 per share.  The fair market value of the warrant issued was $479 and is exercisable in full at any time during a term of ten years.  The exercise price may be reduced and the number of shares of Common Stock that may be purchased under the warrant may be increased if the Company issues or sells additional shares of Common Stock at a price lower than the then-current warrant exercise price or the then-current market price of the Common Stock.  The shares underlying the warrant include legal restrictions regarding the transfer or sale of the shares.  As a result of our private placement offering in April 2010, the number of shares of Common Stock underlying the warrant increased to 254 shares and the exercise price decreased to $0.73 per share as defined in the agreement.  There was no accounting charge as a result of the change in warrant shares or exercise price due to the treatment of the warrant as permanent equity.

Preferred Stock:  Our amended Articles of Incorporation authorize two million shares of Preferred Stock that may be issued from time to time in one or more series having such rights, powers, preferences and designations as the Board of Directors may determine.  To date no such preferred shares have been issued.

14.       Segment Information

We operate within targeted markets through two reportable segments: retail and recycling.  The retail segment is comprised of income generated through our ApplianceSmart Factory Outlet stores, which includes appliance sales and byproduct revenues from collected appliances.  The recycling segment includes all fees charged and costs incurred for collecting, recycling and installing appliances for utilities and other customers and includes byproduct revenue, which is primarily generated through the recycling of appliances.  We have included the results from consolidating AAP in our recycling segment.  The nature of products, services and customers for both segments varies significantly.  As such, the segments are managed separately.

Our Chief Executive Officer has been identified as the Chief Operating Decision Maker (“CODM”).  The CODM evaluates performance and allocates resources based on revenues and income from operations of each segment.  Income from operations represents revenues less cost of revenues and operating expenses, including certain allocated selling, general and administrative costs.  There are no inter-segment sales or transfers.

The following tables present our segment information for periods indicated:

	Three Months Ended
	April 3, 2010	April 4, 2009
Revenues:
Retail	$21,443	$20,940
Recycling	5,824	5,218
Total revenues	$27,267	$26,158

Operating income (loss):
Retail	$219	$(1,320)
Recycling	247	(357)
Unallocated corporate	(72)	(5)
Total operating income (loss)	$394	$(1,682)

Assets:
Retail	$14,432	$18,839
Recycling	11,429	7,270
Corporate assets not allocable	7,754	5,720
Total assets	$33,615	$31,829

Cash capital expenditures:
Retail	$14	$40
Recycling	529	4
Corporate assets not allocable	61	110
Total cash capital expenditures	$604	$154

Depreciation:
Retail	$101	$98
Recycling	85	76
Unallocated corporate	131	143
Total depreciation	$317	$317

Interest expense:
Retail	$188	$205
Recycling	43	66
Unallocated corporate	36	49
Total interest expense	$267	$320

15.       Subsequent Events

The Company has evaluated subsequent events and has appropriately included all matters requiring recognition and disclosure herein.

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

All of these forward-looking statements are based on information available to us on the date of this quarterly report.  Our actual results could differ materially from those discussed in this quarterly report.  The forward-looking statements contained in this quarterly report, and other written and oral forward-looking statements made by us from time to time, are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in Item 1A “Risk Factors” in our annual report on Form 10-K for the year ended January 2, 2010.

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

Joint Ventures.  On June 1, 2009, we completed a $0.3 million investment in Diagnostico y Administracion de Logistica Inversa, S.A. de C.V. (“DALI”), a Mexican company.  DALI is a joint venture that operates a refrigerator recycling program sponsored by the Mexican government.  Our investment represents a 46.3% ownership in the joint venture.  The DALI joint venture is accounted for under the equity method and is presented in the consolidated balance sheets as a component of other assets.  The results of the joint venture were immaterial for the three months ended April 3, 2010 and year ended January 2, 2010.

On October 21, 2009, we entered into a Joint Venture Agreement with 4301 Operations, LLC, (“4301”) to establish and operate a regional processing center (“RPC”) in Philadelphia.  4301 has substantial experience in the recycling of major household appliances and contributed its existing business to the joint venture.  Under the Joint Venture Agreement, the parties formed an entity known as ARCA Advanced Processing, LLC (“AAP”) and each party has a 50% interest in the entity.  AAP has the exclusive rights as a subcontractor to service our GE agreement.  The GE agreement is contingent on our ability to raise additional financing to purchase and install UNTHA Recycling Technology (“URT”) equipment, which will enhance the capabilities of the RPC.  We are the exclusive distributor of URT equipment for North America.  The joint venture plans to raise additional debt financing to purchase the URT equipment, but there is no assurance that the financing will be available or on terms acceptable to the joint venture

AAP commenced operations on February 8, 2010 and collected the first load of recyclable appliances from GE on March 31, 2010.  As of April 3, 2010, we had contributed $0.9 million to AAP, which included $0.4 million we loaned to 4301 as of January 2, 2010.  On April 7, 2010, we contributed another $1.3 million to AAP, which was used as a down payment toward the purchase and installation of the URT equipment.  The financial position and results of operations of AAP are consolidated in our financial statements based on our conclusion that AAP is a variable interest entity because we have the ability to significantly influence the economic performance of the entity through our contractual agreement with GE.

Reporting Period.  Operating results for the three-month periods ended April 3, 2010 and April 4, 2009 are presented using 13-week periods.  The results of operations for any interim period are not necessarily indicative of the results for the year.

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

Interest Expense.  Interest expense is comprised of interest charges related to borrowings under our line of credit, mortgages on our Minnesota and California buildings and other long-term obligations, primarily capital leases.  In September 2009, we paid off the mortgage on our Minnesota building in connection with the sale-leaseback of the property.

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

Retail Segment.  We operated nineteen factory outlet stores as of April 3, 2010 and twenty factory outlet stores as of April 4, 2009.  Our nineteen factory outlet stores are located in convenient, high-traffic locations in Georgia, Minnesota, Ohio and Texas.  In November 2009, we opened one new factory outlet store in Cumming, Georgia, and in August 2009, terminated the lease and closed one store in Stockbridge, Georgia, and closed one store in San Antonio, Texas, when the lease expired.

Recycling Segment.  We operate eight processing and recycling centers, which are located in Minnesota, California, Texas, Illinois, Colorado, Washington, North Carolina and Ontario, Canada.  The regional processing center in Philadelphia, Pennsylvania, operated by AAP is also included in our recycling segment.

Results of Operations

The following table sets forth our consolidated operating results for the periods indicated as a percentage of total revenues:

	Three Months Ended
	April 3, 2010	April 4, 2009
Revenues	100.0%	100.0%
Cost of revenues	70.5	75.8
Gross profit	29.5	24.2
Selling, general and administrative expenses	28.0	30.6
Operating income (loss)	1.5	(6.4)
Other income (expense):
Interest expense, net	(1.0)	(1.2)
Other income, net	0.1	0.1
Income (loss) before income taxes and noncontrolling interest	0.6	(7.5)
Provision for (benefit from) income taxes	0.3	(0.1)
Net income (loss)	0.3	(7.4)
Plus: net loss attributable to noncontrolling interests	0.1	0.0
Net income (loss) attributable to controlling interests	0.4%	(7.4)%

For the Three Months Ended April 3, 2010 and April 4, 2009

The following table sets forth the key results of operations by segment for the three months ended April 3, 2010 and April 4, 2009 (dollars in millions):

	2010	2009	% Change
Revenues:
Retail	$21.5	$20.9	2.4%
Recycling	5.8	5.3	11.6%
Total revenues	$27.3	$26.2	4.2%

Operating income (loss):
Retail	$0.2	$(1.3)	116.6%
Recycling	0.3	(0.4)	169.2%
Unallocated corporate costs	(0.1)	—	NM
Total operating income (loss)	$0.4	$(1.7)	123.4%

Revenues.  Revenues for the three months ended April 3, 2010 and April 4, 2009 are as follows (dollars in millions):

	2010	2009	% Change
Retail	$21.2	$20.9	1.2%
Recycling	4.3	4.6	(5.9)%
Byproduct	1.8	0.7	173.0%
	$27.3	$26.2	4.2%

Our total revenues for the first quarter ended April 3, 2010 increased $1.1 million or 4.2% from $26.2 million in the first quarter of 2009.  Retail segment revenues accounted for 78.6% of total revenues in the first quarter of 2010 compared to 80.0% in the first quarter of 2009.  The increase in first quarter 2010 revenues is attributed primarily to stronger ApplianceSmart Factory Outlet sales and the inclusion of revenues from AAP.  In the first quarter of 2010, retail segment revenues increased 2.4% to $21.5 million compared to $20.9 million in the first quarter of 2009.  Recycling segment revenues in the first quarter of 2010 increased 11.6% to $5.8 million compared to $5.3 million in the first quarter of 2009.  Recycling segment revenues and retail segment revenues each include a portion of byproduct revenues.

Retail Revenues.  Our retail revenues of $21.2 million for the first quarter of 2010 increased $0.3 million or 1.2% from $20.9 million in the first quarter of 2009.  The increase in retail revenues was due primarily to higher same store revenues, which were partially offset by the closing of two ApplianceSmart Factory Outlet stores during the third quarter of 2009.  Our comparable store revenues of the eighteen factory outlets stores that were open during the entire first quarters of 2010 and 2009 were up 5.9% or $1.1 million.  The increase in comparable store revenues is due in part to state-administered ENERGY STAR® appliance rebate programs implemented during March in Minnesota and Ohio.  We expect a decrease in price compression on product from other retailers as the economy continues to strengthen and housing sales improve.  We expect the modest economic improvement to positively impact our sales as compared to the prior fiscal year.  We do not anticipate opening any additional factory outlet stores during the remainder of 2010.  We continue to evaluate factory outlet stores and markets and address underperforming stores with a range of outcomes from expense reductions to store closings.

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

Recycling Revenues.  Our recycling revenues of $4.3 million for the first quarter of 2010 decreased $0.3 million or 5.9% from $4.6 million in the first quarter of 2009.  Appliance replacement program revenues decreased $0.7 million to $1.1 million in the first quarter of 2010 compared to $1.8 million in the first quarter of 2009.  The decrease was primarily the result of lower volumes for a California utility customer’s low-income appliance replacement program.  The utility sponsoring the replacement program reduced its marketing outreach to potential participants in the first quarter of 2010, resulting in an overall decrease in customer enrollment and corresponding revenues.  The decline in appliance replacement program revenues was partially offset by a $0.4 million or 15.6% increase in appliance recycling fees in the first quarter of 2010 compared to the first quarter of 2009.  The increase in our appliance recycling fees is attributed primarily to higher volumes in our Canadian subsidiary and from servicing several new recycling contracts compared to the same period last year.  In the second quarter of 2010, we expect to begin refrigerator and freezer recycling services for three new contracts with utilities in North Carolina, South Carolina, New York and Washington.  We are aggressively pursuing new appliance recycling programs but cannot predict if we will be successful in signing new contracts or renewing existing contracts.

Byproduct Revenues.  Our byproduct revenues of $1.8 million for the first quarter of 2010 increased $1.1 million or 173.0% from $0.7 million in the first quarter of 2009.  The increase was due primarily to higher scrap metal prices and the inclusion of $0.7 million in revenues from consolidating the results of AAP.  We expect byproduct revenues to continue to increase throughout 2010 as we ramp up our Philadelphia processing center operated by AAP.

Gross Profit.  Our overall gross profit of $8.0 million in the first quarter 2010 increased $1.7 million or 27.0% from $6.3 million in the first quarter of 2009.  Our gross profit as a percentage of total revenues for the first quarter of 2010 was 29.5% compared to 24.2% in the first quarter of 2009.  The increase was due primarily to higher retail sales volumes, better pricing from manufacturers and improved operational efficiencies.  Gross profit for the retail segment was 28.1% in the first quarter of 2010 compared to 23.8% in the same quarter of 2009.  The year-over-year increase was related primarily to higher retail sales volumes and better pricing from manufacturers.  Gross profit for the recycling segment was 34.5% for the first quarter of 2010 compared to 25.8% for the same quarter of 2009, primarily as a result of cost containment, improved operational efficiencies and the economic model related to some of our new recycling contracts.  Recycling gross profit percentages are typically higher than retail gross profit percentages.  Our retail margins on out-of-the box product are typically higher than in-the-box product.  Our gross profit as a percentage of total revenues for future periods can be affected favorably or unfavorably by numerous factors, including:

1.     The mix of retail products we sell.

2.     The prices at which we purchase product from the major manufacturers who supply product to us.

3.     The volume of appliances we receive through our recycling contracts.

4.     The volume and price of scrap metals, plastics and reclaimed CFCs.

We expect to generate higher gross profit percentages throughout 2010 as compared to 2009 as a result of softening price compression and better pricing from our suppliers in our retail segment and higher byproduct margins in our recycling segment from ramping up our Philadelphia processing center.

Selling, General and Administrative Expenses.  Our selling, general and administrative (“SG&A”) expenses of $7.6 million for the first quarter of 2010 decreased $0.4 million or 4.6% from $8.0 million in the first quarter of 2009.  Our SG&A expenses as a percentage of total revenues for the first quarter of 2010 were 28.0% compared to 30.6% for the first quarter of 2009.  Selling expenses decreased $0.4 million to $5.2 million in the first quarter of 2010 from $5.6 million in the first quarter of 2009.  The decrease in selling expenses was due primarily to lower retail store operating costs.  General and administrative expenses of $2.4 in the first quarter of 2010 were consistent with the first quarter of 2009.  We expect SG&A expenses to decrease as a percentage of total revenues throughout 2010 as revenues ramp up under our GE contract.

Interest Expense.  Interest expense decreased in the first quarter of 2010 compared to the first quarter of 2009 primarily as a result of reducing the weighted-average balance on our line of credit and paying off the mortgage on our St. Louis Park, Minnesota, facility in connection with the sale-leaseback transaction in September 2009.  We cannot predict what will happen with the weighted-average balance on our line of credit and the associated floating interest rate throughout the remainder of 2010.

Provision for Income Taxes.  We recorded a provision for income taxes of $0.1 million in the first quarter of 2010 primarily as a result of generating taxable income in our Canadian subsidiary.  We did not record a provision for or benefit from income taxes for our U.S. subsidiaries because we have available net operating losses to offset future taxable income and we have recorded a full valuation allowances against our U.S. net deferred tax assets due to the uncertainty of their realization.  The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

Liquidity and Capital Resources

Principal Sources and Uses of Liquidity.  Our principal sources of liquidity are cash from operations and borrowings under our line of credit.  Our principal liquidity requirements consist of long-term debt and capital lease obligations, capital expenditures and working capital.  Our cash and cash equivalents as of April 3, 2010 were $4.4 million compared to $2.8 million as of January 2, 2010.  The increase in our cash and cash equivalents is related primarily to the net proceeds we received from the private placement sale of our Common Stock.  Our working capital increased to $4.7 million at April 3, 2010 compared to $3.7 million at January 2, 2010.

Sale of Common Stock.  During the first quarter of 2010, we completed a private placement of 915,000 shares of our Common Stock at $2.00 per share, resulting in net proceeds of $1.8 million.  The net proceeds will be used to support AAP which was formed to establish and operate our RPC in Philadelphia.  We received cash in the amount of $1.5 million on the sale of 775,000 shares on April 2, 2010.  A receivable in the amount of $0.3 million was recorded in other current assets on the consolidated balance sheet as of April 3, 2010 as the cash on the remaining 140,000 shares was not received until April 7, 2010.

Net Cash Provided by Operating Activities.  Our net cash provided by operating activities was $6.2 million for the three months ended April 3, 2010 compared to $1.7 million for the three months ended April 4, 2009.  The increase in cash provided by operating activities was primarily due primarily to generating operating income of $0.4 million for the three months ended April 3, 2010 compared to an operating loss of $1.7 million for the three months ended April 4, 2009 along with lowering our inventory balance.

Net Cash Used in Investing Activities.  Our net cash used in investing activities was $1.1 million for the three months ended April 3, 2010 compared to $0.2 million for the three months ended April 4, 2009.  The increase in net cash used in investing activities was related primarily to a $0.5 million investment in AAP and $0.5 million of equipment purchases as a result of consolidating AAP.  On April 7, 2010, we made our remaining investment in AAP of $1.3 million which was used as a deposit toward the purchase and installation of the URT equipment to be installed at the RPC operated by AAP.  The balance due on the processing equipment is expected to be between $2.5 million and $3.5 million depending on the fluctuation of the Euro against the U.S. dollar.  AAP plans to raise additional debt financing to purchase the URT equipment, but there is no assurance that the financing will be available or on terms acceptable to the joint venture.

Net Cash Used in Financing Activities.  Our net cash used in financing activities was $3.5 million for the three months ended April 3, 2010 compared to $3.2 million for the three months ended April 4, 2009.  The increase in net cash used in financing activities was due primarily to a $1.3 million increase to net payments on our line of credit and a $0.5 million reduction in checks issued in excess of bank balance, partially offset by the $1.5 million of net proceeds received from the private placement sale of our Common Stock.

Outstanding Indebtedness.  We have an $18.0 million line of credit with a lender.  The outstanding balance under the line of credit was $8.0 million as of April 3, 2010 with a stated interest rate of 6.75% (the greater of prime plus 3.50 percentage points or 6.75%).  The outstanding balance under the line of credit was $12.4 million as of January 2, 2010 with a stated interest rate of 6.25% (the greater of prime plus 3.00 percentage points or 6.25%).  The amount of borrowings available under the line of credit is based on a formula using receivables and inventories.  Our unused borrowing capacity under this line was $1.6 million and $0.1 million as of April 3, 2010 and January 2, 2010, respectively.  We may not have access to the full $18.0 million line of credit due to the formula using our receivables and inventories.  The line of credit has a stated maturity date of December 31, 2010, if not renewed, and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time.  The line of credit is collateralized by substantially all our assets and requires minimum monthly interest payments of $58,000, regardless of the outstanding principal balance.  The lender is also secured by an inventory repurchase agreement with Whirlpool Corporation for purchases from Whirlpool only.  The loan requires that we meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt we can incur, limits the amount of spending on fixed assets and prohibits payments of dividends.  As of January 2, 2010, we were not in compliance with certain financial covenants of the loan agreement and received a waiver from the lender.  As of April 3, 2010, we were in compliance with the financial covenants of the loan agreement.

As of April 3, 2010, we had long-term obligations of $2.4 million consisting of a mortgage on our California building along with various financings, primarily consisting of capital leases.  As a result of consolidating the results of AAP, we also included $1.1 million of AAP’s debt obligations with maturity dates ranging from October 2010 to October 2024, interest rates ranging from 0% to 10% and monthly payments ranging from $3 to $10.

We believe, based on the anticipated sales per retail store, the anticipated revenues from our recycling contracts and our anticipated gross profit, that our cash balance, anticipated funds generated from operations and our current line of credit will be sufficient to finance our operations, long-term debt obligations and capital expenditures through at least the next twelve months.  Our total capital requirements for 2010 will depend upon, among other things as discussed below, the number and size of retail stores operating during the fiscal year, the recycling volumes generated from recycling contracts in 2010 and our needs related to the establishment of ARCA Advanced Processing, LLC.  AAP plans to raise additional debt financing to purchase the URT equipment, but there is no assurance that the financing will be available or on terms acceptable to the joint venture.  Currently, we have nineteen retail stores and nine recycling centers in operation, including the regional processing center operated by AAP.  We may need additional capital to finance our operations if our revenues are lower than anticipated, our expenses are higher than anticipated or we pursue new opportunities.  Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (Common or Preferred Stock) or other financing opportunities.  There can be no assurance that such additional sources of financing will be available on terms satisfactory to us or permitted by our current debt agreement.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Impact of Inflation

Interest Rate Risk.  We do not believe there is any significant risk related to interest rate fluctuations on our long-term fixed-rate debt.  There is interest rate risk on the line of credit, since our interest rate floats with prime.  The outstanding balance on our line of credit as of April 3, 2010 was approximately $8.0 million.  Although the $8.0 million line of credit is subject to a minimum interest rate of 6.75%, based on average floating rate borrowings of $8.0 million, a hypothetical 100 basis point change in the applicable interest rate would have caused our interest expense to change by an immaterial amount for the first quarter of 2010.

Foreign Currency Exchange Rate Risk.  We currently generate revenues in Canada.  The reporting currency for our consolidated financial statements is U.S. dollars.  It is not possible to determine the exact impact of foreign currency exchange rate changes; however, the effect on reported revenue and net earnings can be estimated.  We estimate that the overall strength of the U.S. dollar against the Canadian dollar had an immaterial impact on the revenues and net income for the three months ended April 3, 2010.  We do not currently hedge foreign currency fluctuations and do not intend to do so for the foreseeable future.

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

Our management, including the principal executive officer and principal financial officer of the Company, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report, pursuant to the Exchange Act Rule 13a-15(b), and based on that evaluation have concluded that the design and operation of our disclosure controls and procedures were effective to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

During the first quarter of fiscal 2010, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In January 2009, the Court granted JACO a summary judgment with respect to ARCA’s claims of unfair competition and false and misleading advertising.  The ruling was made by the same judge who had earlier denied summary judgment to the defendants.  Even though the Court’s ruling had no impact on ARCA’s method of recycling or ability to conduct existing and future business, we filed an appeal with the Ninth Circuit Court of Appeals in California in February 2009 seeking to have the Court set aside the summary judgment.  Our appeal was argued before the Ninth Circuit Court of Appeals on April 9, 2010, and on May 4, 2010, the Court entered an order affirming the summary judgment granted to JACO.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

The Company completed a private placement of 915,000 shares (the “Shares”) of its Common Stock, no par value, at a price of $2.00 per share.  We receive the cash for the sale of 775,000 shares on April 2, 2010 and the cash for the remaining 140,000 shares on April 7, 2010.  The proceeds from the private placement will be used to support the joint venture formed by the Company in 2009 to establish and operate a regional processing center for the collection, processing and recycling of appliances in the northeastern United States and to pay all associated fees and expenses of the offering.

The Shares were offered and sold in reliance upon exemptions from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder as a transaction not involving a public offering.  The Shares were sold exclusively to accredited investors as defined by Rule 501(a) of the Act.

The Company has filed with the Securities and Exchange Commission a registration statement covering the resale of the Shares.

Item 3.            Defaults Upon Senior Securities

None.

Item 5.            Other Information

None.

Item 6.            Exhibits

Exhibit Number	Description
10.1

Form of Securities Purchase Agreement dated as of April 2, 2010 and April 7, 2010 between the Company and certain investors [Filed as Exhibit 99.2 to the Company’s Form 8-K dated April 2, 2010 (File No. 0-19621) and incorporated herein by reference].

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

Dated: May 18, 2010	APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
(Registrant)

	By	/s/ Edward R. Cameron
Edward R. Cameron
President and Chief Executive Officer

	By	/s/ Peter P. Hausback
Peter P. Hausback
Executive Vice President, Chief Financial Officer and Principal Accounting Officer