Form 10-Q
period 2010-07-03
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2010-08-16
CIK 862861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 3, 2010

or

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

As of August 12, 2010, there were outstanding 5,492,777 shares of the registrant’s Common Stock, without par value.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

PART I.             FINANCIAL INFORMATION

Item 1.                                             Financial Statements

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	July 3,	January 2,
	2010	2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,156	$2,799
Accounts receivable, net of allowance of $40 and $41, respectively	5,117	4,252
Inventories, net of reserves of $379 and $519, respectively	14,293	16,785
Other current assets	1,156	532
Deferred income taxes	677	677
Total current assets	24,399	25,045
Property and equipment, net	8,603	4,139
Restricted cash	701	700
Other assets	1,696	1,566
Total assets (a)	$35,399	$31,450

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,152	$3,364
Checks issued in excess of cash in bank	—	410
Accrued expenses	5,533	4,401
Line of credit	9,808	12,419
Current maturities of long-term obligations	795	544
Income taxes payable	119	188
Total current liabilities	20,407	21,326

Long-term obligations, less current maturities	2,469	1,963
Deferred gain, net of current portion	1,583	1,827
Deferred income tax liabilities	691	691
Total liabilities (a)	25,150	25,807

Commitments and contingencies	—	—

Shareholders’ equity:
Common Stock, no par value; 10,000 shares authorized; issued and outstanding: 5,493 shares and 4,578 shares, respectively	19,192	17,278
Accumulated deficit	(10,446)	(11,267)
Accumulated other comprehensive loss	(397)	(368)
Total shareholders’ equity	8,349	5,643
Noncontrolling interest	1,900	—
Total equity	10,249	5,643
Total liabilities and shareholders’ equity	$35,399	$31,450

(a) Assets and liabilities of the consolidated variable interest entity were $5,756 and $1,656, respectively, as of July 3, 2010.

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Revenues:
Retail	$18,552	$19,327	$39,737	$40,267
Recycling	6,324	5,374	10,615	9,936
Byproduct	3,334	691	5,125	1,347
Total revenues	28,210	25,392	55,477	51,550

Costs of revenues	19,542	17,807	38,773	37,636
Gross profit	8,668	7,585	16,704	13,914
Selling, general and administrative expenses	7,605	7,729	15,247	15,740
Operating income (loss)	1,063	(144)	1,457	(1,826)

Other expense:
Interest expense, net	(231)	(256)	(497)	(575)
Other expense, net	(36)	(95)	(10)	(71)
Income (loss) before income taxes and noncontrolling interest	796	(495)	950	(2,472)
Provision for (benefit of) income taxes	155	(84)	229	(99)
Net income (loss)	641	(411)	721	(2,373)
Plus: net loss attributable to noncontrolling interest	78	—	100	—
Net income (loss) attributable to controlling interest	$719	$(411)	$821	$(2,373)

Income (loss) per common share:
Basic	$0.13	$(0.09)	$0.16	$(0.52)
Diluted	$0.13	$(0.09)	$0.16	$(0.52)

Weighted average common shares outstanding:
Basic	5,493	4,578	5,040	4,578
Diluted	5,718	4,578	5,246	4,578

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Six Months Ended
	July 3,	July 4,
	2010	2009
Operating activities
Net income (loss)	$721	$(2,373)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	725	648
Share-based compensation	193	283
Other	10	124
Amortization of deferred gain	(244)	—
Changes in assets and liabilities:
Accounts receivable	(876)	682
Inventories	2,503	2,534
Other current assets	(206)	352
Other assets	(725)	(13)
Accounts payable and accrued expenses	1,618	(520)
Income taxes payable	(64)	(362)
Net cash flows provided by operating activities	3,655	1,355

Investing activities
Increase in restricted cash	(1)	—
Consolidation of ARCA Advanced Processing, LLC (AAP)	31	—
Proceeds from sales of property and equipment	8	—
Investment in DALI	—	(263)
Purchases of property and equipment	(1,556)	(357)
Net cash flows used in investing activities	(1,518)	(620)

Financing activities
Checks issued in excess of cash in bank	(410)	—
Net payments under line of credit	(2,611)	(2,166)
Payments on long-term obligations	(445)	(328)
Proceeds from issuance of Common Stock, net of offering costs	1,721	—
Net cash flows used in financing activities	(1,745)	(2,494)

Effect of changes in exchange rate on cash and cash equivalents	(35)	(1)

Increase (decrease) in cash and cash equivalents	357	(1,760)
Cash and cash equivalents at beginning of period	2,799	3,498
Cash and cash equivalents at end of period	$3,156	$1,738

Supplemental disclosures of cash flow information
Cash payments for interest	$490	$577
Cash payments for income taxes, net	$293	$373

Non-cash investing and financing activities
Equipment acquired under capital lease	$—	$188
Loan receivable in other assets exchanged for equity in AAP	$375	$—
Acquisition of AAP:
Fair value of assets acquired, less cash acquired	$3,927	$—
Assumed liabilities	$1,958	$—

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America and Article 8 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, normal and recurring adjustments and accruals considered necessary for a fair presentation for the periods indicated have been included.  Operating results for the three-month and six-month periods ended July 3, 2010 and July 4, 2009 are presented using 13-week and 26-week periods, respectively.  The results of operations for any interim period are not necessarily indicative of the results for the year.

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

ARCA Advanced Processing, LLC (“AAP”) is a joint venture that was formed in October 2009 between ARCA and 4301 Operations, LLC (“4301”) to support ARCA’s agreement with General Electric Company acting through its GE Consumer & Industrial business (“GE”).  Both 4301 and ARCA have a 50% interest in AAP.  GE sells all of its recyclable appliances generated in the northeastern United States to ARCA, which collects, processes and recycles the appliances.  The agreement requires that ARCA will only recycle, and will not sell for re-use or resale, the recyclable appliances purchased from GE.  The term of the agreement is for six years from the first date of appliance collection, which was March 31, 2010.  AAP commenced operations in February 2010 and has the exclusive rights to service the GE agreement as a subcontractor for ARCA.  The financial position and results of operations of AAP are consolidated in our financial statements based on our conclusion that AAP is a variable interest entity and because we have the ability to significantly influence the economic performance of the entity through our contractual agreement with GE.

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

Trade receivables:  We carry unsecured trade receivables at the original invoice amount less an estimate made for doubtful accounts based on a monthly review of all outstanding amounts.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions.  We write off trade receivables when we deem them uncollectible.  We record recoveries of trade receivables previously written off when we receive them.  We consider a trade receivable to be past due if any portion of the receivable balance is outstanding for more than ninety days.  We do not charge interest on past due receivables.  Our management considers the allowance for doubtful accounts of $40 and $41 to be adequate to cover any exposure to loss as of July 3, 2010 and January 2, 2010, respectively.

Inventories:  Inventories, consisting principally of appliances, are stated at the lower of cost, determined on a specific identification basis, or market and consist of:

	July 3, 2010	January 2, 2010
Finished goods	$14,560	$17,304
Work in process	112	—
Less provision for inventory obsolescence	(379)	(519)
	$14,293	$16,785

We provide estimated provisions for the obsolescence of our appliance inventories, including adjustments to market, based on various factors, including the age of such inventory and our management’s assessment of the need for such provisions.  We look at historical inventory agings and margin analysis in determining our provision estimate.

Property and equipment:  Property and equipment consists of the following:

	July 3, 2010	January 2, 2010
Land	$1,140	$1,140
Buildings and improvements	3,081	2,990
Equipment (including computer software)	14,095	9,082
	18,316	13,212
Less accumulated depreciation and amortization	(9,713)	(9,073)
	$8,603	$4,139

Software development costs:  We capitalize software developed for internal use and are amortizing such costs over their estimated useful lives of three to five years.  Costs capitalized were $34 and $46 for the three months ended July 3, 2010 and July 4, 2009, respectively.  Costs capitalized were $58 and $149 for the six months ended July 3, 2010 and July 4, 2009, respectively.

Impairment of long-lived assets:  We evaluate long-lived assets such as property and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.  We assess impairment based on the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition.  Should the sum of the expected future net cash flows be less than the carrying value, we recognize an impairment loss at that time.  We measure an impairment loss by comparing the amount by which the carrying value exceeds the fair value (estimated discounted future cash flows or appraisal of assets) of the long-lived assets.  We recognized no impairment charges during the three and six months ended July 3, 2010 and July 4, 2009.

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

Changes in our warranty accrual are as follows:

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Beginning Balance	$59	$81	$67	$91
Standard accrual based on units sold	17	22	31	41
Actual costs incurred	(4)	(4)	(8)	(8)
Periodic accrual adjustments	(17)	(17)	(35)	(42)
Ending Balance	$55	$82	$55	$82

Income taxes:  We account for income taxes under the liability method.  Deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years.  Deferred tax assets are recognized for deductible temporary differences and tax operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled.  We assess the likelihood that our deferred tax assets will be recovered from future taxable income and record a valuation allowance to reduce our deferred tax assets to the amounts we believe to be realizable.  We concluded that a full valuation allowance against our U.S. deferred tax assets was appropriate as of July 3, 2010 and January 2, 2010.

Share-based compensation:  We recognize share-based compensation expense on a straight-line basis over the vesting period for all share-based awards granted.  We use the Black-Scholes option pricing model to determine the fair value of awards at the grant date.  We calculate the expected volatility for stock awards using historical volatility.  We estimate a 0%-5% forfeiture rate for stock awards issued to all employees and Board of Directors members, but will continue to review these estimates in future periods.  The risk-free rates for the expected terms of the stock awards are based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected life represents the period that the stock awards are expected to be outstanding.  The expected dividend yield is zero as we have not paid or declared any cash dividends on our Common Stock.  Based on these valuations, we recognized share-based compensation expense of $108 and $131 for the three months ended July 3, 2010 and July 4, 2009, respectively, and $193 and $283 for the six months ended July 3, 2010 and July 4, 2009, respectively.  We estimate that the remaining expense for fiscal 2010 and beyond will be approximately $252 and $149, respectively, based on the value of stock awards outstanding as of July 3, 2010.  This estimate does not include any expense for additional awards that may be granted and vest during 2010.

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

A reconciliation of net income (loss) to comprehensive income (loss) is as follows:

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Net income (loss)	$641	$(411)	$721	$(2,373)
Other comprehensive income (loss), net of tax:
Effect of foreign currency translation adjustments	(89)	76	(29)	(26)
Total other comprehensive income (loss), net of tax	(89)	76	(29)	(26)
Comprehensive income (loss)	552	(335)	692	(2,399)
Comprehensive (loss) attributable to noncontrolling interest	78	—	100	—
Comprehensive income (loss) attributable to controlling interest	$630	$(335)	$792	$(2,399)

Revenue recognition:  We recognize revenue from appliance sales in the period the consumer purchases and pays for the appliance, net of an allowance for estimated returns.  We recognize revenue from appliance recycling when we collect and process a unit.  We recognize revenue from appliance replacements when we collect, process and replace the original unit.  We recognize byproduct revenue upon shipment.  We recognize revenue on extended warranties with retained service obligations on a straight-line basis over the period of the warranty.  On extended warranty arrangements that we sell but others service for a fixed portion of the warranty sales price, we recognize revenue for the net amount retained at the time of sale of the extended warranty to the consumer.  We include shipping and handling charges to customers in revenue, which are recognized in the period the consumer purchases and pays for delivery.  Shipping and handling costs that we incur are included in cost of revenues.

Basic and diluted income (loss) per share:  Basic income (loss) per common share is computed based on the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued.  Potentially dilutive shares of Common Stock include unexercised stock options and warrants.  Basic per share amounts are computed, generally, by dividing net income (loss) attributable to controlling interest by the weighted average number of common shares outstanding.  Diluted per share amounts assume the conversion, exercise or issuance of all potential Common Stock instruments unless their effect is anti-dilutive, thereby reducing the loss or increasing the income per common share.  In calculating diluted weighted average shares and per share amounts, we included stock options and warrants with exercise prices below average market prices, for the respective reporting periods in which they were dilutive, using the treasury stock method.  We calculated the number of additional shares by assuming the outstanding stock options were exercised and that the proceeds from such exercises were used to acquire Common Stock at the average market price during the year.  For the three and six months ended July 3 , 2010, we excluded 479 and 498, respectively, options and warrants from the diluted weighted average share outstanding calculation as the effect of these options and warrants is anti-dilutive.  The effect of all options outstanding for the three and six months ended July 4, 2009 was anti-dilutive due to the net loss incurred.

A reconciliation of the denominator in the basic and diluted income or loss per share is as follows:

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Numerator:
Net income (loss) attributable to controlling interest	$719	$(411)	$821	$(2,373)

Denominator:
Weighted average shares outstanding - basic	5,493	4,578	5,040	4,578
Employee stock options	31	—	17	—
Stock warrants	194	—	189	—
Weighted average shares outstanding - diluted	5,718	4,578	5,246	4,578

Income (loss) per share:
Basic	$0.13	$(0.09)	$0.16	$(0.52)
Diluted	$0.13	$(0.09)	$0.16	$(0.52)

4.              Sale-Leaseback Transaction

On September 25, 2009, we completed the sale-leaseback of our St. Louis Park building.  The building is a 126,458-square-foot facility that includes our corporate office, a processing and recycling center, and an ApplianceSmart Factory Outlet store.  Pursuant to the agreement entered into on August 11, 2009, we sold the St. Louis Park building for $4,627, net of fees, and leased the building back over an initial lease term of five years.  The sale of the building provided the Company with $2,032 in cash after repayment of the $2,595 mortgage.  The sale-leaseback transaction resulted in an adjustment of $2,191 to the net book value related to the land and building, and we recorded a deferred gain of $2,436.  Under the terms of the lease agreement, we are classifying the lease as an operating lease and amortizing the gain on a straight-line basis over five years.  We amortized $122 and $244 of the deferred gain for the three months and six months ended July 3, 2010, respectively.  The deferred gain amortization is netted against rent expense as a component of sales, general and administrative expenses in the consolidated statement of operations.

5.              Investments in Joint Venture

On June 1, 2009, we completed a $263 investment in Diagnostico y Administracion de Logistica Inversa, S.A. de C.V. (“DALI”), a Mexican company.  DALI is a joint venture that operates a refrigerator recycling program sponsored by the Mexican government.  Our investment represents a 32.7% ownership in the joint venture.  The DALI joint venture is accounted for under the equity method and is presented in the consolidated balance sheets as a component of other assets.  The results of the joint venture were immaterial for the three and six months ended July 3, 2010 and July 4, 2009 and for the year ended January 2, 2010.

6.              Variable Interest Entity

ARCA Advanced Processing, LLC (“AAP”) is a joint venture that was formed in October 2009 between ARCA and 4301 Operations, LLC (“4301”) to support ARCA’s agreement with General Electric Company acting through its GE Consumer & Industrial business (“GE”).  Both 4301 and ARCA have a 50% interest in AAP.  GE sells all of its recyclable appliances generated in the northeastern United States to ARCA, which collects, processes and recycles the appliances.  The agreement requires that ARCA will only recycle, and will not sell for re-use or resale, the recyclable appliances purchased from GE.  The term of the agreement is for six years from the first date of appliance collection, which was March 31, 2010.  AAP commenced operations on February 8, 2010 and has the exclusive rights to service the GE agreement as a subcontractor for ARCA.  The financial position and results of operations of AAP are consolidated in our financial statements based on our conclusion that AAP is a variable interest entity and because we have the ability to significantly influence the economic performance of the entity through our contractual agreement with GE.

The following table summarizes the assets and liabilities of the consolidated variable interest entity as of July 3, 2010:

Assets
Current assets	$242
Property and equipment	4,963
Other assets	551
$5,756

Liabilities
Current liabilities (a)	$1,177
Long-term debt obligations, net of current maturities	779
$1,956

(a) Current liabilities include an intercompany balance of $300 that is eliminated in consolidation.

Revenues from our consolidated variable interest entity for the three and six months ended July 3, 2010 were $1,856 and $2,571, respectively.  Operating loss from our consolidated variable interest entity for the three and six months ended July 3, 2010 were $140 and $182, respectively.

As of July 3, 2010, we had contributed $2,000 to AAP, which included $375 we loaned to 4301 as of January 2, 2010.  As of July 3, 2010, we had loaned AAP an additional $300 which was used to support AAP’s operations.

The financial position and results of operations for AAP are reported in our recycling segment.  The purchase price has been allocated on a preliminary basis as we are still determining the fair value of certain property and equipment and intangible assets acquired.

The following table summarizes the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed as a result of consolidating AAP as a variable interest entity.

February 8, 2010
Current assets	$35
Property and equipment	3,162
Other assets	761
Total assets acquired	3,958
Accounts payable	(302)
Debt obligations	(1,656)
Net assets acquired	2,000
Less cash acquired	(31)
Net cash paid	$1,969

7.              Other Assets

Other assets as of July 3, 2010 and January 2, 2010 consist of the following:

	July 3, 2010	January 2, 2010
Deposits	$413	$407
Investment in DALI	263	263
Loan to 4301 Operations, LLC	—	375
Recycling contract, net	459	479
Other	561	42
	$1,696	$1,566

8.              Accrued Expenses

Accrued expenses as of July 3, 2010 and January 2, 2010 consist of the following:

	July 3, 2010	January 2, 2010
Compensation and benefits	$1,063	$868
Accrued recycling incentive checks	1,232	1,232
Accrued rent	1,352	1,176
Warranty expense	55	67
Accrued payables	911	350
Current portion of deferred gain on sale-leaseback of building	487	488
Other	433	220
	$5,533	$4,401

9.              Line of Credit

We have an $18,000 line of credit with a lender.  The outstanding balance under the line of credit was $9,808 as of July 3, 2010 with a stated interest rate of 6.75% (the greater of prime plus 3.50 percentage points or 6.75%).  The outstanding balance under the line of credit was $12,419 as of January 2, 2010 with a stated interest rate of 6.25% (the greater of prime plus 3.00 percentage points or 6.25%).  The amount of borrowings available under the line of credit is based on a formula using receivables and inventories.  Our unused borrowing capacity under this line was $1,492 and $56 as of July 3, 2010 and January 2, 2010, respectively.  We may not have access to the full $18,000 line of credit due to the formula using our receivables and inventories.  The line of credit has a stated maturity date of December 31, 2010, if not renewed, and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time.  The line of credit is collateralized by substantially all our assets and requires minimum monthly interest payments of $58, regardless of the outstanding principal balance.  The lender is also secured by an inventory repurchase agreement with Whirlpool Corporation for purchases from Whirlpool only.  The loan requires that we meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt we can incur, limits the amount of spending on fixed assets and prohibits payments of dividends.  As of January 2, 2010, we were not in compliance with certain financial covenants of the loan agreement and received a waiver from the lender.  As of July 3, 2010, we were in compliance with the financial covenants of the loan agreement.

10.       Long-Term Obligations

Long-term debt and capital lease obligations as of July 3, 2010 and January 2, 2010 consist of the following:

	July 3, 2010	January 2, 2010
6.85% mortgage, due in monthly installments of $15, including interest, due January 2012, collateralized by land and building	$1,549	$1,586

Capital leases and other financing obligations (see below)	669	921

Debt obligations from the consolidation of AAP (see below)	1,046	—
	3,264	2,507
Less current maturities	795	544
	$2,469	$1,963

Capital leases and other financing obligations:  We acquire certain equipment under capital leases and other financing obligations.  The cost of the equipment was approximately $1,596 and $1,615 at July 3, 2010 and January 2, 2010, respectively.  Accumulated amortization at July 3, 2010 and January 2, 2010 was approximately $1,009 and $802, respectively.  Depreciation and amortization expense is included in cost of revenues and selling, general and administrative expenses.

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

12.       Income Taxes

We recorded a provision for income taxes of $155 and $229 for the three and six months ended July 3, 2010, respectively, primarily as a result of generating taxable income in our Canadian subsidiary.  We recorded a benefit from income taxes of $84 and $99 for the three and six months ended July 4, 2009 primarily as the result of taxable losses in our Canadian subsidiary.  We did not record a provision for or benefit from income taxes for our U.S. subsidiaries because we have available net operating losses to offset future taxable income and we have recorded full valuation allowances against our U.S. net deferred tax assets due to the uncertainty of their realization.  The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  As of July 3, 2010 and January 2, 2010, we did not have any material uncertain tax positions.

It is our practice to recognize interest related to income tax matters as a component of interest expense and penalties as a component of selling, general and administrative expense.  As of July 3, 2010 and January 2, 2010, we had an immaterial amount of accrued interest and penalties.

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

We had no significant unrecognized tax benefits as of July 3, 2010 and January 2, 2010 that would reasonably be expected to affect our effective tax rate during the next twelve months.

13.       Shareholders’ Equity

Common Stock:  In April 2010 we completed a private placement of 915 shares of our Common Stock at $2.00 per share resulting in net proceeds of $1,721.  The net proceeds were used to capitalize and support AAP, which was formed to establish and operate our regional processing center in Philadelphia.

Stock options:  Our 2006 Stock Option Plan (the “2006 Plan”) permits the granting of incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified options that do not meet the requirements of Section 422.  As of July 3, 2010, the 2006 Plan has 98 options remaining to grant from 600 options reserved under the plan.  As of July 3, 2010, 487 options were outstanding to employees and non-employee directors and 15 options have been exercised under the 2006 Plan.  Our Restated 1997 Stock Option Plan (the “1997 Plan”) has expired, but the options outstanding under the expired 1997 Plan continue to be exercisable in accordance with their terms.  As of July 3, 2010, options to purchase an aggregate of 33 shares were outstanding under the 1997 Plan.  Options granted to employees typically vest over two years while grants to non-employee directors vest in six months.  During the second quarter of 2010, we granted 108 stock options with an exercise price of $3.55 per share, vesting periods ranging from six months to one year and a weighted average fair value of $3.08 per share.

Warrants:  On October 21, 2009, we issued a warrant to GE to purchase 248 shares of Common Stock at a price of $0.75 per share.  The fair market value of the warrant issued was $479 and is exercisable in full at any time during a term of ten years.  The exercise price may be reduced and the number of shares of Common Stock that may be purchased under the warrant may be increased if the Company issues or sells additional shares of Common Stock at a price lower than the then-current warrant exercise price or the then-current market price of the Common Stock.  The shares underlying the warrant include legal restrictions regarding the transfer or sale of the shares.  As a result of our private placement offering in April 2010, the number of shares of Common Stock underlying the warrant increased to 254 shares and the exercise price decreased to $0.73 per share as defined in the agreement.  There was no accounting charge as a result of the change in warrant shares or exercise price due to the treatment of the warrant as permanent equity.  On May 13, 2010, we issued warrants to non-employees to purchase 24 shares of Common Stock at a price of $3.55 per share, vesting period of two years and a fair value of $3.03 per share.

The following table summarizes the assumptions used to estimate the fair value of options and warrants granted during the second quarter of 2010 using the Black-Scholes Model:

Expected dividend yield	0.0%
Expected stock price volatility	105.5% - 119.9%
Risk-free interest rate	3.0% - 3.6%
Expected life of options	7 - 10 years

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

The following tables present our segment information for periods indicated:

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Revenues:
Retail	$18,959	$19,425	$40,402	$40,438
Recycling	9,251	5,967	15,075	11,112
Total revenues	$28,210	$25,392	$55,477	$51,550

Operating income (loss):
Retail	$(222)	$(645)	$(4)	$(1,965)
Recycling	1,361	499	1,609	143
Unallocated corporate	(76)	2	(148)	(4)
Total operating income (loss)	$1,063	$(144)	$1,457	$(1,826)

Assets:
Retail	$16,178	$18,623	$16,178	$18,623
Recycling	12,507	7,188	12,507	7,188
Corporate assets not allocable	6,714	6,303	6,714	6,303
Total assets	$35,399	$32,114	$35,399	$32,114

Cash capital expenditures:
Retail	$18	$89	$32	$129
Recycling	887	—	1,416	4
Corporate assets not allocable	47	114	108	224
Total cash capital expenditures	$952	$203	$1,556	$357

Depreciation and amortization:
Retail	$98	$110	$199	$208
Recycling	169	78	255	154
Unallocated corporate	141	143	271	286
Total depreciation and amortization	$408	$331	$725	$648

Interest expense:
Retail	$172	$186	$361	$391
Recycling	59	44	102	110
Unallocated corporate	1	27	36	76
Total interest expense	$232	$257	$499	$577

15.       Subsequent Events

In preparing the accompanying consolidated financial statements, the Company evaluated material subsequent events requiring recognition or disclosure herein and determined no such events existed.

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

Any statements contained in this quarterly report regarding our future operations, performance and results, and anticipated liquidity discussed herein are forward-looking and, therefore, are subject to certain risks and uncertainties, including, but not limited to, those discussed herein.  Any forward-looking information regarding our operations will be affected primarily by the speed at which individual retail outlets reach profitability, the volume of appliance sales and the strength of energy conservation recycling programs.  Any forward-looking information will also be affected by our continued ability to purchase product from our suppliers at acceptable prices, the ability of individual retail stores to meet planned revenue levels, the number of retail stores, costs and expenses being realized at higher than expected levels, our ability to secure an adequate supply of special-buy appliances for resale, the ability to secure appliance recycling and replacement contracts with sponsors of energy efficiency programs, the ability of customers to supply units under their recycling contracts with us, the performance of our consolidated variable interest entity and the continued availability of our current line of credit.

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

Joint Ventures.  On June 1, 2009, we completed a $0.3 million investment in Diagnostico y Administracion de Logistica Inversa, S.A. de C.V. (“DALI”), a Mexican company.  DALI is a joint venture that operates a refrigerator recycling program sponsored by the Mexican government.  Our investment represents a 32.7% ownership in the joint venture.  The DALI joint venture is accounted for under the equity method and is presented in the consolidated balance sheets as a component of other assets.  The results of the joint venture were immaterial for the three and six months ended July 3, 2010 and July 4, 2009 and for the year ended January 2, 2010.  We are in the process of evaluating the long-term prospects and strategic importance of the investment in light of our recent investment in AAP.

On October 21, 2009, we entered into a Joint Venture Agreement with 4301 Operations, LLC, (“4301”) to establish and operate a regional processing center (“RPC”) in Philadelphia.  4301 has substantial experience in the recycling of major household appliances and contributed its existing business to the joint venture.  Under the Joint Venture Agreement, the parties formed an entity known as ARCA Advanced Processing, LLC (“AAP”) and each party has a 50% interest in the entity.  AAP has the exclusive rights as a subcontractor to service our GE agreement.  The GE agreement is contingent on our ability to raise additional financing to purchase and install UNTHA Recycling Technology (“URT”) equipment, which will enhance the capabilities of the RPC.  We are the exclusive distributor of URT equipment for North America.  The joint venture plans to raise additional debt financing to purchase the URT equipment, but there is no assurance that the financing will be available or on terms acceptable to the joint venture

AAP commenced operations on February 8, 2010 and collected the first load of recyclable appliances from GE on March 31, 2010.  As of July 3, 2010, we had invested $2.0 million in AAP, which included $0.4 million we loaned to 4301 as of January 2, 2010.  As of July 3, 2010, we had loaned AAP an additional $0.3 million which was used to support AAP’s operations.  The financial position and results of operations of AAP are consolidated in our financial statements based on our conclusion that AAP is a variable interest entity and because we have the ability to significantly influence the economic performance of the entity through our contractual agreement with GE.

Reporting Period.  Operating results for the three- and six-month periods ended July 3, 2010 and July 4, 2009 are presented using 13- and 26-week periods, respectively.  The results of operations for any interim period are not necessarily indicative of the results for the year.

Key Components of Results of Operations

Revenues.  We generate revenues from three sources: retail, recycling and byproduct.  Retail revenues are generated through the sale of new of appliances at our ApplianceSmart Factory Outlet stores.  Recycling revenues are generated by charging fees for collecting and recycling appliances for utilities and other sponsors of energy efficiency programs.  Recycling revenues also include fees charged for recycling and replacing old refrigerators with new energy efficient refrigerators for low-income housing programs sponsored by electric utilities.  Byproduct revenues are generated by selling recovered materials, such as metals and plastics, and reclaimed chlorofluorocarbons (“CFC”) refrigerants, from appliances we collect and recycle, including appliances from our ApplianceSmart Factory Outlet stores and AAP.

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

Interest Expense.  Interest expense is comprised of interest charges related to borrowings under our line of credit, our mortgage on our California building, other long-term obligations, primarily capital leases and debt obligations of AAP.  In September 2009, we paid off the mortgage on our Minnesota building in connection with the sale-leaseback of the property.

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

Retail Segment.  We operated nineteen factory outlet stores as of July 3, 2010 and twenty factory outlet stores as of July 4, 2009.  We believe our nineteen factory outlet stores are located in convenient, high-traffic locations in Georgia, Minnesota, Ohio and Texas.  In November 2009, we opened one new factory outlet store in Cumming, Georgia, and in August 2009, terminated the lease and closed one store in Stockbridge, Georgia, and closed one store in San Antonio, Texas, when the lease expired.

Recycling Segment.  We operate eight processing and recycling centers, which are located in Minnesota, California, Texas, Illinois, Colorado, Washington, North Carolina and Ontario, Canada.  The regional processing center in Philadelphia, Pennsylvania, operated by AAP is also included in our recycling segment.

Results of Operations

The following table sets forth our consolidated operating results for the periods indicated as a percentage of total revenues:

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	69.3	70.1	69.9	73.0
Gross profit	30.7	29.9	30.1	27.0
Selling, general and administrative expenses	27.0	30.4	27.5	30.5
Operating income (loss)	3.7	(0.5)	2.6	(3.5)
Other income (expense):
Interest expense, net	(0.8)	(1.0)	(0.9)	(1.1)
Other expense, net	(0.1)	(0.4)	(0.0)	(0.1)
Income (loss) before income taxes and noncontrolling interest	2.8	(1.9)	1.7	(4.7)
Provision for (benefit from) income taxes	0.5	(0.3)	0.4	(0.2)
Net income (loss)	2.3	(1.6)	1.3	(4.5)
Plus: net loss attributable to noncontrolling interests	0.3	0.0	0.2	0.0
Net income (loss) attributable to controlling interests	2.6%	(1.6)%	1.5%	(4.5)%

For the Three Months Ended July 3, 2010 and July 4, 2009

The following table sets forth the key results of operations by segment for the three months ended July 3, 2010 and July 4, 2009 (dollars in millions):

	2010	2009	% Change
Revenues:
Retail	$19.0	$19.4	(2.4)%
Recycling	9.2	6.0	55.0%
Total revenues	$28.2	$25.4	11.1%

Operating income (loss):
Retail	$(0.2)	$(0.6)	65.6%
Recycling	1.4	0.5	172.7%
Unallocated corporate costs	(0.1)	—	—
Total operating income (loss)	$1.1	$(0.1)	838.2%

Revenues.  Revenues for the three months ended July 3, 2010 and July 4, 2009 are as follows (dollars in millions):

	2010	2009	% Change
Retail	$18.6	$19.3	(4.0)%
Recycling	6.3	5.4	17.7%
Byproduct	3.3	0.7	382.5%
	$28.2	$25.4	11.1%

Our total revenues for the second quarter ended July 3, 2010 increased $2.8 million or 11.1% from $25.4 million in the second quarter of 2009.  Retail segment revenues accounted for 67.2% of total revenues in the second quarter of 2010 compared to 76.5% in the second quarter of 2009.  The increase in second quarter 2010 revenues was attributed primarily to the addition of new recycling contracts and the inclusion of revenues from AAP.  In the second quarter of 2010, retail segment revenues decreased 2.4% to $19.0 million compared to $19.4 million in the second quarter of 2009.  Recycling segment revenues in the second quarter of 2010 increased 55.0% to $9.2 million compared to $6.0 million in the second quarter of 2009.  Recycling segment revenues and retail segment revenues each include a portion of byproduct revenues.

Retail Revenues.  Our retail revenues of $18.6 million for the second quarter of 2010 decreased $0.7 million or 4.0% from $19.3 million in the second quarter of 2009.  The decrease in retail revenues was due primarily to lower same store revenues and the closing of two underperforming factory outlet stores in August 2009.  Our comparable store revenues for the eighteen factory outlets stores that were open during the entire second quarters of 2010 and 2009 were down 2.3% or $0.4 million.  The decrease in comparable store revenues was due primarily to lower unit sales in Ohio.  The net effect of store openings and closings resulted in a $0.3 million decrease in retail revenues as compared to the second quarter of 2009.  We do not expect to open any additional factory outlet stores or experience significant changes in sales volumes or retail prices over the remainder of 2010.  We continue to evaluate factory outlet stores and markets and address underperforming stores with a range of possible actions from expense reductions to store closings.

Recycling Revenues.  Our recycling revenues of $6.3 million, which include appliance recycling fees and low-income appliance replacement program revenues, increased $0.9 million or 17.7% for the second quarter of 2010 from $5.4 million in the second quarter of 2009.  Appliance recycling fees of $5.3 million increased $1.7 million for the second quarter of 2010 compared to $3.6 million in the second quarter of 2009 due primarily to new contract revenues.  New recycling contracts accounted for $1.1 million in additional revenues during the second quarter of 2010.  Replacement program revenues decreased $0.8 million, primarily as the result of lower volumes for a California utility customer’s replacement program.  Even though the California utility sponsoring the replacement program reduced its marketing outreach to potential participants in the second quarter of 2010, resulting in an overall decrease in customer enrollment and corresponding revenues, the program still generated $1.0 million of revenues in the second quarter of 2010.  In the third quarter of 2010, we expect to begin providing refrigerator and freezer recycling services for three new contracts with utilities in Indiana, Missouri and Texas.  We are aggressively pursuing new appliance recycling programs but cannot predict if we will be successful in signing new contracts or renewing existing contracts.

Byproduct Revenues.  Our byproduct revenues of $3.3 million for the second quarter of 2010 increased $2.6 million or 382.5% from $0.7 million in the second quarter of 2009.  The increase was due primarily to higher scrap metal prices and the impact of AAP on our consolidated results.  AAP generated $1.9 million in revenues during the second quarter of 2010.  At the end of the second quarter 2010, AAP was servicing ten of the seventeen distribution centers in GE’s northeastern region under the GE contract. In the third quarter of 2010, AAP plans to be servicing all seventeen distribution centers in the northeastern region.  We expect byproduct revenues to continue to increase throughout 2010 as we ramp up the Philadelphia processing center operated by AAP.

Gross Profit.  Our overall gross profit of $8.7 million in the second quarter 2010 increased $1.1 million or 14.3% from $7.6 million in the second quarter of 2009.  Our gross profit as a percentage of total revenues for the second quarter of 2010 was 30.7% compared to 29.9% in the second quarter of 2009.  The increase was due to several factors, including, higher recycling revenues from new contracts, the closure of two underperforming factory outlet stores in August 2009, better pricing from our manufacturers and improved operational efficiencies.  Gross profit for the retail segment was 28.9% in the second quarter of 2010 compared to 28.5% in the same quarter of 2009.  The year-over-year increase was related primarily to the closure of two underperforming factory outlet stores in August 2009, better pricing from our manufacturers and operational efficiencies.  Gross profit for the recycling segment was 34.5% for the second quarter of 2010 compared to 34.3% for the same quarter of 2009.  The increase is primarily the result of improved operational efficiencies and the economic model related to some of our new recycling contracts.  The second quarter 2010 improvement in recycling gross profit was partially offset by start-up costs related to AAP.  We expect gross margins to improve over the remainder of 2010 as the Philadelphia processing center ramps up.

Selling, General and Administrative Expenses.  Our selling, general and administrative (“SG&A”) expenses of $7.6 million for the second quarter of 2010 decreased $0.1 million or 1.6% from $7.7 million in the second quarter of 2009.  Our SG&A expenses as a percentage of total revenues for the second quarter of 2010 were 27.0% compared to 30.4% for the second quarter of 2009.  Selling expenses decreased $0.3 million to $5.1 million in the second quarter of 2010 from $5.4 million in the second quarter of 2009.  The decrease in selling expenses was due primarily to lower retail store operating costs as a result of closing two underperforming factory outlet stores in August2009 and streamlining our retail management structure. General and administrative expenses increased $0.1 million to $2.5 million in the second quarter of 2010 from $2.4 million in the second quarter of 2009.  The increase in general and administrative expenses is due primarily to the impact of AAP.  We expect SG&A expenses to increase throughout 2010 as AAP ramps up the Philadelphia processing center.

Interest Expense.  Interest expense decreased in the second quarter of 2010 compared to the second quarter of 2009 primarily as a result of reducing the weighted-average balance on our line of credit and paying off the mortgage on our St. Louis Park, Minnesota, facility in connection with the sale-leaseback transaction in September 2009.  We cannot predict what will happen with the weighted-average balance on our line of credit and the associated floating interest rate throughout the remainder of 2010.

Provision for Income Taxes.  We recorded a provision for income taxes of $0.2 million in the second quarter of 2010 primarily as a result of generating taxable income in our Canadian subsidiary.  We did not record a provision for or benefit from income taxes for our U.S. subsidiaries because we have available net operating losses to offset future taxable income and we have recorded a full valuation allowance against our U.S. net deferred tax assets due to the uncertainty of their realization.  The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

Noncontrolling Interest.  Noncontrolling interest represents our partner’s share of AAP’s net loss.  Under the AAP Joint Venture Agreement, ARCA and 4301 each have a 50% interest in AAP.  AAP reported a $0.2 million net loss for the second quarter of 2010, of which $0.1 million represented the noncontrolling interest.  We expect AAP to become profitable in the second half of fiscal 2010.

For the Six Months Ended July 3, 2010 and July 4, 2009

The following table sets forth the key results of operations by segment for the six months ended July 3, 2010 and July 4, 2009 (dollars in millions):

	2010	2009	% Change
Revenues:
Retail	$40.4	$40.4	0.0%
Recycling	15.1	11.1	35.7%
Total revenues	$55.5	$51.5	7.6%

Operating income (loss):
Retail	$—	$(1.9)	100.0%
Recycling	1.6	0.1	1025.2%
Unallocated corporate costs	(0.1)	—	—
Total operating income (loss)	$1.5	$(1.8)	179.8%

Revenues.  Revenues for the six months ended July 3, 2010 and July 4, 2009 are as follows (dollars in millions):

	2010	2009	% Change
Retail	$39.8	$40.3	(1.3)%
Recycling	10.6	9.9	6.8%
Byproduct	5.1	1.3	280.5%
	$55.5	$51.5	7.6%

Our total revenues of $55.5 million for the six months ended July 3, 2010 increased $4.0 million or 7.6% from $51.5 million in the same period of 2009.  Retail segment revenues accounted for 72.8% of total revenues for the six months ended July 3, 2010 compared to 78.4% in the same period of 2009.  The increased revenues are attributed primarily to the impact of AAP and revenue growth from our new recycling contracts.  For the six months ended July 3, 2010, retail segment revenues of $40.4 million were flat compared to the same period of 2009.  Recycling segment revenues for the six months ended July 3, 2010 increased 35.7% to $15.1 million compared to $11.1 million in the same period of 2009.  Recycling segment revenues and retail segment revenues each include a portion of byproduct revenues.

Retail Revenues.  Our retail revenues of $39.8 million for the six months ended July 3, 2010 decreased $0.5 million or 1.3% from $40.3 million in the same period of 2009.  The decrease in retail revenues was due primarily to the closing of two underperforming factory outlet stores in August 2009, which was partially offset by higher comparable store revenues. For the six months ended July 3, 2010, the net effect of store openings and closings resulted in a $1.2 million decrease in retail revenues as compared to the same period of 2009.  Our comparable store revenues of the eighteen factory outlets stores that were open during the same year-to-date periods of 2010 and 2009 were up 2.0% or $0.7 million.  The increase in comparable store revenues was due primarily to stronger sales in our Minnesota, Texas and Georgia markets.  We do not expect to open any additional factory outlet stores or experience significant changes in sales volumes or retail prices over the remainder of 2010.  We continue to evaluate factory outlet stores and markets and address underperforming stores with a range of outcomes from expense reductions to store closings.

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

Recycling Revenues.  Our recycling revenues of $10.6 million, which include appliance recycling fees and low-income appliance replacement program revenues, increased $0.7 million or 6.8% for the six months ended July 3, 2010 from $9.9 million for the same of 2009.  Appliance recycling fees of $8.5 million increased $2.1 million or 33.7% compared to $6.4 million for the six months ended July 4, 2009.  New recycling contracts accounted for $1.5 million in additional revenues for the six months ended July 3, 2010.  Replacement program revenues decreased $1.5 million, primarily as the result of lower volumes for a California utility customer’s replacement program.  In the third quarter of 2010, we expect to begin providing refrigerator and freezer recycling services for three new contracts with utilities in Indiana, Missouri and Texas.  We are aggressively pursuing new appliance recycling programs but cannot predict if we will be successful in signing new contracts or renewing existing contracts.

Byproduct Revenues.  Our byproduct revenues of $5.1 million for the six months ended July 3, 2010 increased $3.8 million or 280.5% from $1.3 million for the same period of 2009.  The increase was due primarily to the impact of AAP in our consolidated results and to a lesser extent higher scrap metal prices and recycling volumes.  AAP commenced operations in February 2010 and has generated $2.6 million in byproduct revenues.  AAP has ramped up from servicing one GE distribution center in April 2010 to servicing ten GE distribution centers as of July 3, 2010.  In the third quarter 2010, AAP plans to be servicing all seventeen GE distribution centers in the northeastern region.  We expect byproduct revenues to continue to increase throughout 2010 as we ramp up our Philadelphia processing center operated by AAP.

Gross Profit.  Our overall gross profit of $16.7 million for the six months ended July 3, 2010 increased $2.8 million or 20.1% from $13.9 million for the same period of 2009.  Our gross profit as a percentage of total revenues for the six months ended July 3, 2010 was 30.1% compared to 27.0% for the same period of 2009.  The increase was due to several factors, including, stronger sales volumes in both segments, better pricing from manufacturers and improved operational efficiencies.  Gross profit for the retail segment was 28.5% for the six months ended July 3, 2010 compared to 26.1% for the same period of 2009.  The year-over-year increase was related to several factors, including, higher sales volumes, the closure of two underperforming factory outlet stores and better pricing from manufacturers.  Gross profit for the recycling segment was 34.5% for the six months ended July 3, 2010 compared to 30.4% for the same period of 2009.  The year-over-year increase was partially offset by the impact of AAP and the related start-up costs of the Philadelphia processing center.  We expect our recycling segment gross margins to improve over the remainder of 2010 as the Philadelphia processing center ramps up.  The recycling segment gross profit for the six months ended July 3, 2010, excluding the impact of AAP, was 42.0% compared to 30.4% for the same period of 2009.  The increase was primarily the result of cost containment, improved operational efficiencies and the economic model related to some of our new recycling contracts.  Recycling gross profit percentages are typically higher than retail gross profit percentages.  Our retail margins on out-of-the box product are typically higher than in-the-box product.  Our gross profit as a percentage of total revenues for future periods can be affected favorably or unfavorably by numerous factors, including:

1.               The mix of retail products we sell.

2.               The prices at which we purchase product from the major manufacturers who supply product to us.

3.               The volume of appliances we receive through our recycling contracts.

4.               The volume and price of scrap metals, plastics and reclaimed CFCs.

Selling, General and Administrative Expenses.  Our selling, general and administrative (“SG&A”) expenses of $15.2 million for the six months ended July 3, 2010 decreased $0.5 million or 3.1% from $15.7 million for the same period of 2009.  Our SG&A expenses as a percentage of total revenues for the six months ended July 3, 2010 were 27.5% compared to 30.5% for the same period of 2009.  Selling expenses decreased $0.7 million to $10.3 million for the six months ended July 3, 2010 from $11.0 million for the same period of 2009.  The decrease in selling expenses was due primarily to lower retail store operating costs as a result of closing two underperforming stores in August 2009 and streamlining our retail management structure.  General and administrative expenses of $4.9 million for the six months ended July 3, 2010 increased $0.1 million from $4.8 million for the same period of 2009.  The increase was due primarily to the impact of AAP.  We expect SG&A expenses to decrease as a percentage of total revenues throughout 2010 as revenues ramp up under our GE contract.

Interest Expense.  Interest expense decreased $0.1 million for the six months ended July 3, 2010 compared to the same period of 2009 primarily as a result of reducing the weighted-average balance on our line of credit and paying off the mortgage on our St. Louis Park, Minnesota, facility in connection with the sale-leaseback transaction in September 2009.  We cannot predict what will happen with the weighted-average balance on our line of credit and the associated floating interest rate throughout the remainder of 2010.

Provision for Income Taxes.  We recorded a provision for income taxes of $0.2 million for the six months ended July 3, 2010 primarily as a result of generating taxable income in our Canadian subsidiary.  We did not record a provision for or benefit from income taxes for our U.S. subsidiaries because we have available net operating losses to offset future taxable income and we have recorded a full valuation allowance against our U.S. net deferred tax assets due to the uncertainty of their realization.  The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

Noncontrolling Interest.  Noncontrolling interest represents our partner’s share of AAP’s net loss.  Under the AAP Joint Venture Agreement, ARCA and 4301 each have a 50% interest in AAP.  AAP reported a net loss for the six months ended July 3, 2010 of $0.2 million, of which $0.1 million represented the noncontrolling interest.  We expect AAP to become profitable in the second half of fiscal 2010.

Liquidity and Capital Resources

Principal Sources and Uses of Liquidity.  Our principal sources of liquidity are cash from operations and borrowings under our line of credit.  Our principal liquidity requirements consist of long-term debt and capital lease obligations, capital expenditures and working capital.  Our cash and cash equivalents as of July 3, 2010 were $3.2 million compared to $2.8 million as of January 2, 2010.  Our working capital increased to $4.0 million at July 3, 2010 compared to $3.7 million at January 2, 2010.

Sale of Common Stock.  In April 2010, we completed a private placement of 915,000 shares of our Common Stock at $2.00 per share, resulting in net proceeds of $1.7 million.  The net proceeds were used to capitalize and support AAP, which was formed to establish and operate the RPC in Philadelphia.

Net Cash Provided by Operating Activities.  Our net cash provided by operating activities was $3.7 million for the six months ended July 3, 2010 compared to $1.4 million for the same period of 2009.  The increase in cash provided by operating activities was primarily due primarily to generating operating income of $1.5 million for the six months ended July 3, 2010 compared to an operating loss of $1.8 million for the same period of 2009 along with improving our working capital balance.

Net Cash Used in Investing Activities.  Our net cash used in investing activities was $1.5 million for the six months ended July 3, 2010 compared to $0.6 million for the same period of 2009.  The increase in net cash used in investing activities was related primarily to our investment in AAP.  On April 7, 2010, we made a $1.3 million investment in AAP, which was used as a nonrefundable deposit toward the purchase and installation of the URT equipment to be installed at the RPC operated by AAP.  Upon the consolidation of AAP, we reported the $1.3 million down payment as a component of purchases of property and equipment in the consolidated statement of cash flows.  The balance due on the URT equipment is expected to be between $2.5 million and $3.5 million depending on the fluctuation of the Euro against the U.S. dollar.  AAP plans to raise additional debt financing to purchase the URT equipment, but there is no assurance that the financing will be available or on terms acceptable to the joint venture.

Net Cash Used in Financing Activities.  Our net cash used in financing activities was $1.7 million for the six months ended July 3, 2010 compared to $2.5 million for the same period of 2009.  The decrease of $0.8 million in net cash used in financing activities was due primarily to the $1.7 million of net proceeds received from the private placement sale of our

Common Stock, partially offset by a $0.4 million reduction in checks issued in excess of bank balance and an increase in net payments on our line of credit of $0.4 million.

Outstanding Indebtedness.  We have an $18.0 million line of credit with a lender.  The outstanding balance under the line of credit was $9.8 million as of July 3, 2010 with a stated interest rate of 6.75% (the greater of prime plus 3.50 percentage points or 6.75%).  The outstanding balance under the line of credit was $12.4 million as of January 2, 2010 with a stated interest rate of 6.25% (the greater of prime plus 3.00 percentage points or 6.25%).  The amount of borrowings available under the line of credit is based on a formula using receivables and inventories.  Our unused borrowing capacity under this line was $1.5 million and $0.1 million as of July 3, 2010 and January 2, 2010, respectively.  We may not have access to the full $18.0 million line of credit due to the formula using our receivables and inventories.  The line of credit has a stated maturity date of December 31, 2010, if not renewed, and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time.  The line of credit is collateralized by substantially all our assets and requires minimum monthly interest payments of $58,000, regardless of the outstanding principal balance.  The lender is also secured by an inventory repurchase agreement with Whirlpool Corporation for purchases from Whirlpool only.  The loan requires that we meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt we can incur, limits the amount of spending on fixed assets and prohibits payments of dividends.  As of January 2, 2010, we were not in compliance with certain financial covenants of the loan agreement and received a waiver from the lender.  As of July 3, 2010, we were in compliance with the financial covenants of the loan agreement.

As of July 3, 2010, we had debt obligations of $2.2 million consisting of a mortgage on our California building along with various financings, consisting primarily of capital leases.  As a result of consolidating the results of AAP, we also included $1.1 million of AAP’s debt obligations with maturity dates ranging from October 2010 to October 2024, interest rates ranging from 0% to 10% and monthly payments ranging from $3 to $10.

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

Item 3.               Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Impact of Inflation

Interest Rate Risk.  We do not believe there is any significant risk related to interest rate fluctuations on our long-term fixed-rate debt.  There is interest rate risk on the line of credit, since our interest rate floats with prime.  The outstanding balance on our line of credit as of July 3, 2010 was approximately $9.8 million.  Although the $9.8 million line of credit is subject to a minimum interest rate of 6.75%, based on average floating rate borrowings of $9.8 million, a hypothetical 100 basis point change in the applicable interest rate would have caused our interest expense to change by an immaterial amount for the three and six months ended July 3, 2010.

Foreign Currency Exchange Rate Risk.  We currently generate revenues in Canada.  The reporting currency for our consolidated financial statements is U.S. dollars.  It is not possible to determine the exact impact of foreign currency exchange rate changes; however, the effect on reported revenue and net earnings can be estimated.  We estimate that the overall strength of the U.S. dollar against the Canadian dollar had an immaterial impact on the revenues and net income for the three and six months ended July 3, 2010.  We do not currently hedge foreign currency fluctuations and do not intend to do so for the foreseeable future.

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

Changes in Internal Control Over Financial Reporting

During the second quarter of fiscal 2010, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

The Company completed a private placement of 915,000 shares (the “Shares”) of its Common Stock, no par value, at a price of $2.00 per share.  We received the cash for the sale of 775,000 shares on April 2, 2010 and the cash for the remaining 140,000 shares on April 7, 2010.  The proceeds from the private placement will be used to support the joint venture formed by the Company in 2009 to establish and operate a regional processing center for the collection, processing and recycling of appliances in the northeastern United States and to pay all associated fees and expenses of the offering.  The Shares were offered and sold in reliance upon exemptions from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder as a transaction not involving a public offering.  The Shares were sold exclusively to accredited investors as defined by Rule 501(a) of the Act.  The Company’s registration statement covering the Shares was declared effective on July 29, 2010.

.On May 13, 2010, the Company issued warrants to three non-employees to purchase 23,500 shares of Common Stock at a price of $3.55 per share.  The warrants vest over a two-year period from the date of issuance.  We granted the warrants in reliance upon exemptions from the registration requirements of Section 5 of the Act, pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder as a transaction not involving a public offering.

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

Dated: August 16, 2010	APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
(Registrant)

	By	/s/ Edward R. Cameron
Edward R. Cameron
President and Chief Executive Officer

	By	/s/ Peter P. Hausback
Peter P. Hausback
Executive Vice President, Chief Financial Officer and Principal Accounting Officer