Form 10-Q
period 2010-10-02
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2010-11-15
CIK 862861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 2, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

As of November 9, 2010, there were outstanding 5,492,777 shares of the registrant’s Common Stock, without par value.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

PART I.                 FINANCIAL INFORMATION

Item 1.                    Financial Statements

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	October 2,	January 2,
	2010	2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,945	$2,799
Accounts receivable, net of allowance of $41 at each period	6,048	4,252
Inventories, net of reserves of $343 and $519, respectively	16,573	16,785
Other current assets	1,217	532
Deferred income taxes	677	677
Total current assets	28,460	25,045
Property and equipment, net	9,772	4,139
Restricted cash	701	700
Other assets	1,819	1,566
Total assets (a)	$40,752	$31,450

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,495	$3,364
Checks issued in excess of cash in bank	—	410
Accrued expenses	5,908	4,401
Line of credit	12,692	12,419
Current maturities of long-term obligations	586	544
Income taxes payable	94	188
Total current liabilities	24,775	21,326

Long-term obligations, less current maturities	2,444	1,963
Deferred gain, net of current portion	1,461	1,827
Deferred income tax liabilities	691	691
Total liabilities (a)	29,371	25,807

Commitments and contingencies	—	—

Shareholders’ equity:
Common Stock, no par value; 10,000 shares authorized; issued and outstanding: 5,493 shares and 4,578 shares, respectively	19,335	17,278
Accumulated deficit	(9,561)	(11,267)
Accumulated other comprehensive loss	(330)	(368)
Total shareholders’ equity	9,444	5,643
Noncontrolling interest	1,937	—
Total equity	11,381	5,643
Total liabilities and shareholders’ equity	$40,752	$31,450

(a) Assets and liabilities of the consolidated variable interest entity were $7,419 and $1,850, respectively, as of October 2, 2010.

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Revenues:
Retail	$16,771	$17,962	$56,508	$58,229
Recycling	6,544	7,006	17,159	16,942
Byproduct	4,023	1,037	9,148	2,384
Total revenues	27,338	26,005	82,815	77,555

Costs of revenues	18,477	17,512	57,250	55,148
Gross profit	8,861	8,493	25,565	22,407
Selling, general and administrative expenses	7,543	7,638	22,790	23,378
Operating income (loss)	1,318	855	2,775	(971)

Other income (expense):
Interest expense, net	(245)	(325)	(742)	(900)
Other income (expense), net	15	36	5	(35)
Income (loss) before income taxes and noncontrolling interest	1,088	566	2,038	(1,906)
Provision for income taxes	166	150	395	51
Net income (loss)	922	416	1,643	(1,957)
Net (income) loss attributable to noncontrolling interest	(37)	—	63	—
Net income (loss) attributable to controlling interest	$885	$416	$1,706	$(1,957)

Income (loss) per common share:
Basic	$0.16	$0.09	$0.33	$(0.43)
Diluted	$0.16	$0.09	$0.32	$(0.43)

Weighted average common shares outstanding:
Basic	5,493	4,578	5,191	4,578
Diluted	5,686	4,578	5,400	4,578

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Nine Months Ended
	October 2,	October 3,
	2010	2009
Operating activities
Net income (loss)	$1,643	$(1,957)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	1,062	985
Share-based compensation	336	445
Other	7	149
Amortization of deferred gain	(366)	—
Changes in assets and liabilities:
Accounts receivable	(1,807)	398
Inventories	223	900
Other current assets	(283)	263
Other assets	(868)	(29)
Accounts payable and accrued expenses	3,336	501
Income taxes payable	(93)	(194)
Net cash flows provided by operating activities	3,190	1,461

Investing activities
Increase in restricted cash	(1)	(700)
Consolidation of ARCA Advanced Processing, LLC (AAP)	31	—
Proceeds from sale of property and equipment	11	4,638
Investment in DALI	—	(263)
Purchases of property and equipment	(3,022)	(421)
Net cash flows provided by (used in) investing activities	(2,981)	3,254

Financing activities
Checks issued in excess of cash in bank	(410)	516
Net borrowings (payments) under line of credit	273	(2,988)
Payments on long-term obligations	(679)	(3,086)
Proceeds from issuance of Common Stock, net of offering costs	1,721	—
Net cash flows provided by (used in) financing activities	905	(5,558)

Effect of changes in exchange rate on cash and cash equivalents	32	52

Increase (decrease) in cash and cash equivalents	1,146	(791)
Cash and cash equivalents at beginning of period	2,799	3,498
Cash and cash equivalents at end of period	$3,945	$2,707

Supplemental disclosures of cash flow information
Cash payments for interest	$732	$902
Cash payments for income taxes, net	$488	$384

Non-cash investing and financing activities
Equipment acquired under capital lease	$—	$220
Deferred gain on sale-leaseback of building	$—	$2,441
Loan receivable in other assets exchanged for equity in AAP	$375	$—
Acquisition of AAP:
Fair value of assets acquired, less cash acquired	$3,927	$—
Assumed liabilities	$1,958	$—

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

The accompanying consolidated financial statements of the Company are unaudited and have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and Article 8 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, normal and recurring adjustments and accruals considered necessary for a fair presentation for the periods indicated have been included.  Operating results for the three-month and nine-month periods ended October 2, 2010 and October 3, 2009 are presented using 13-week and 39-week periods, respectively.  The results of operations for any interim period are not necessarily indicative of the results for the year.

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

ARCA Canada Inc., a Canadian corporation, is a wholly-owned subsidiary.  ARCA Canada was formed in September 2006 to provide turnkey recycling services for electric utility energy efficiency programs.  ARCA California, Inc., a Califormia corporation, is a wholly-owned subsidiary.  ARCA California was formed in November 1991 to provide turnkey recycling services for electric utility efficiency programs.  The operating results of ARCA Canada and ARCA California are consolidated in our financial statements.

ARCA Advanced Processing, LLC (“AAP”) is a joint venture that was formed in October 2009 between ARCA and 4301 Operations, LLC (“4301”) to support ARCA’s agreement with General Electric Company acting through its GE Consumer & Industrial business (“GE”).  Both ARCA and 4301 have a 50% interest in AAP.  GE sells all of its recyclable appliances generated in the northeastern United States to ARCA, which collects, processes and recycles the appliances.  The agreement requires that ARCA will only recycle, and will not sell for re-use or resale, the recyclable appliances purchased from GE.  The term of the agreement is for six years from the first date of appliance collection, which was March 31, 2010.  AAP commenced operations in February 2010 and has the exclusive rights to service the GE agreement as a subcontractor for ARCA.  The financial position and results of operations of AAP are consolidated in our financial statements based on our conclusion that AAP is a variable interest entity and because we have the ability to significantly influence the economic performance of the entity through our contractual agreement with GE.

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

3.     Significant Accounting Policies

Cash and cash equivalents:  We consider all highly liquid investments purchased with original maturity dates of three months or less to be cash equivalents.  We maintain our cash in bank deposit and money-market accounts which, at times, exceed federally insured limits.  We have determined that the fair value of our money-market accounts fall within Level 1 of the fair value hierarchy.  We have not experienced any losses in such accounts.

Trade receivables:  We carry unsecured trade receivables at the original invoice amount less an estimate made for doubtful accounts based on a monthly review of all outstanding amounts.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions.  We write off trade receivables when we deem them uncollectible.  We record recoveries of trade receivables previously written off when we receive them.  We consider a trade receivable to be past due if any portion of the receivable balance is outstanding for more than ninety days.  We do not charge interest on past due receivables.  Our management considers the allowance for doubtful accounts of $41 to be adequate to cover any exposure to loss as of both October 2, 2010 and January 2, 2010.

Inventories:  Inventories, consisting principally of appliances, are stated at the lower of cost, determined on a specific identification basis, or market and consist of:

	October 2, 2010	January 2, 2010
Finished goods	$16,755	$17,304
Work in process	161	—
Less provision for inventory obsolescence	(343)	(519)
	$16,573	$16,785

We provide estimated provisions for the obsolescence of our appliance inventories, including adjustments to market, based on various factors, including the age of such inventory and our management’s assessment of the need for such provisions.  We look at historical inventory agings and margin analysis in determining our provision estimate.  A revised cost basis is used once a provision for obsolescence is recorded.

Property and equipment:  Property and equipment consists of the following:

	October 2, 2010	January 2, 2010
Land	$1,140	$1,140
Buildings and improvements	3,091	2,990
Equipment (including computer software)	15,567	9,082
	19,798	13,212
Less accumulated depreciation and amortization	(10,026)	(9,073)
	$9,772	$4,139

Software development costs:  We capitalize software developed for internal use and are amortizing such costs over their estimated useful lives of three to five years.  Costs capitalized were $25 and $23 for the three months ended October 2, 2010 and October 3, 2009, respectively.  Costs capitalized were $83 and $171 for the nine months ended October 2, 2010 and October 3, 2009, respectively.

Impairment of long-lived assets:  We evaluate long-lived assets such as property and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.  We assess impairment based on the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition.  Should the sum of the expected future net cash flows be less than the carrying value, we recognize an impairment loss at that time.  We measure an impairment loss by comparing the amount by which the carrying value exceeds the fair value (estimated discounted future cash flows or appraisal of assets) of the long-lived assets.  We recognized no impairment charges during the three and nine months ended October 2, 2010 and October 3, 2009.

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

Changes in our warranty accrual are as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Beginning Balance	$55	$82	$67	$91
Standard accrual based on units sold	10	19	41	60
Actual costs incurred	(4)	(4)	(12)	(12)
Periodic accrual adjustments	(15)	(23)	(50)	(65)
Ending Balance	$46	$74	$46	$74

Income taxes:  We account for income taxes under the liability method.  Deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years.  Deferred tax assets are recognized for deductible temporary differences and tax operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled.  We assess the likelihood that our deferred tax assets will be recovered from future taxable income and record a valuation allowance to reduce our deferred tax assets to the amounts we believe to be realizable.  We concluded that a full valuation allowance against our U.S. deferred tax assets was appropriate as of October 2, 2010 and January 2, 2010.

Share-based compensation:  We recognize share-based compensation expense on a straight-line basis over the vesting period for all share-based awards granted.  We use the Black-Scholes option pricing model to determine the fair value of awards at the grant date.  We calculate the expected volatility for stock awards using historical volatility.  We estimate a 0%-5% forfeiture rate for stock awards issued to all employees and Board of Directors members, but will continue to review these estimates in future periods.  The risk-free rates for the expected terms of the stock awards are based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected life represents the period that the stock awards are expected to be outstanding.  The expected dividend yield is zero as we have not paid or declared any cash dividends on our Common Stock.  Based on these valuations, we recognized share-based compensation expense of $143 and $162 for the three months ended October 2, 2010 and October 3, 2009, respectively, and $336 and $445 for the nine months ended October 2, 2010 and October 3, 2009, respectively.  We estimate that the remaining expense for fiscal 2010 and beyond will be approximately $124 and $186, respectively, based on the value of stock awards outstanding as of October 2, 2010.  This estimate does not include any expense for additional awards that may be granted and vest during 2010.

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

A reconciliation of net income (loss) to comprehensive income (loss) is as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Net income (loss)	$922	$416	$1,643	$(1,957)
Other comprehensive income (loss), net of tax:
Effect of foreign currency translation adjustments	67	112	38	86
Total other comprehensive income, net of tax	67	112	38	86
Comprehensive income (loss)	989	528	1,681	(1,871)
Comprehensive loss (income) attributable to noncontrolling interest	(37)	—	63	—
Comprehensive income (loss) attributable to controlling interest	$952	$528	$1,744	$(1,871)

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

Basic and diluted income (loss) per share:  Basic income (loss) per common share is computed based on the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued.  Potentially dilutive shares of Common Stock include unexercised stock options and warrants.  Basic per share amounts are computed, generally, by dividing net income (loss) attributable to controlling interest by the weighted average number of common shares outstanding.  Diluted per share amounts assume the conversion, exercise or issuance of all potential Common Stock instruments unless their effect is anti-dilutive, thereby reducing the loss or increasing the income per common share.  In calculating diluted weighted average shares and per share amounts, we included stock options and warrants with exercise prices below average market prices, for the respective reporting periods in which they were dilutive, using the treasury stock method.  We calculated the number of additional shares by assuming the outstanding stock options were exercised and that the proceeds from such exercises were used to acquire Common Stock at the average market price during the year.  For the three and nine months ended October 2, 2010, we excluded 624 and 532, respectively, options and warrants from the diluted weighted average share outstanding calculation as the effect of these options and warrants is anti-dilutive.  The effect of all options outstanding for the three and nine months ended October 3, 2009 was anti-dilutive.

A reconciliation of the denominator in the basic and diluted income or loss per share is as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Numerator:
Net income (loss) attributable to controlling interest	$885	$416	$1,706	$(1,957)

Denominator:
Weighted average shares outstanding — basic	5,493	4,578	5,191	4,578
Employee stock options	14	—	23	—
Stock warrants	179	—	186	—
Weighted average shares outstanding - diluted	5,686	4,578	5,400	4,578

Income (loss) per share:
Basic	$0.16	$0.09	$0.33	$(0.43)
Diluted	$0.16	$0.09	$0.32	$(0.43)

4.              Sale-Leaseback Transaction

On September 25, 2009, we completed the sale-leaseback of our St. Louis Park building.  The building is a 126,458-square-foot facility that includes our corporate office, a processing and recycling center, and an ApplianceSmart Factory Outlet store.  Pursuant to the agreement entered into on August 11, 2009, we sold the St. Louis Park building for $4,627, net of fees, and leased the building back over an initial lease term of five years.  The sale of the building provided the Company with $2,032 in cash after repayment of the $2,595 mortgage.  The sale-leaseback transaction resulted in an adjustment of $2,191 to the net book value related to the land and building, and we recorded a deferred gain of $2,436.  Under the terms of the lease agreement, we are classifying the lease as an operating lease and amortizing the gain on a straight-line basis over five years.  We amortized $122 and $366 of the deferred gain for the three months and nine months ended October 2, 2010, respectively.  The deferred gain amortization is netted against rent expense as a component of sales, general and administrative expenses in the consolidated statement of operations.

5.              Investments in Joint Venture

On June 1, 2009, we completed a $263 investment in Diagnostico y Administracion de Logistica Inversa, S.A. de C.V. (“DALI”), a Mexican company.  DALI is a joint venture that operates a refrigerator recycling program sponsored by the Mexican government.  Our investment represents a 32.7% ownership in the joint venture.  The DALI joint venture is accounted for under the equity method and is presented in the consolidated balance sheets as a component of other assets.  The results of the joint venture were immaterial for the three and nine months ended October 2, 2010 and October 3, 2009 and for the year ended January 2, 2010.

6.              Variable Interest Entity

ARCA Advanced Processing, LLC (“AAP”) is a joint venture that was formed in October 2009 between ARCA and 4301 Operations, LLC (“4301”) to support ARCA’s agreement with General Electric Company acting through its GE Consumer & Industrial business (“GE”).  Both ARCA and 4301 have a 50% interest in AAP.  GE sells all of its recyclable appliances generated in the northeastern United States to ARCA, which collects, processes and recycles the appliances.  The agreement requires that ARCA will only recycle, and will not sell for re-use or resale, the recyclable appliances purchased from GE.  The term of the agreement is for six years from the first date of appliance collection, which was March 31, 2010.  AAP commenced operations on February 8, 2010 and has the exclusive rights to service the GE agreement as a subcontractor for ARCA.  The financial position and results of operations of AAP are consolidated in our financial statements based on our conclusion that AAP is a variable interest entity and because we have the ability to significantly influence the economic performance of the entity through our contractual agreement with GE.

The following table summarizes the assets and liabilities of the consolidated variable interest entity as of October 2, 2010:

Assets
Current assets	$410
Property and equipment	6,324
Other assets	685
$7,419

Liabilities
Current liabilities (a)	$2,772
Long-term debt obligations, net of current maturities	772
$3,544

(a) Current liabilities include an intercompany balance of $1,694 that is eliminated in consolidation.

Revenues from our consolidated variable interest entity for the three and nine months ended October 2, 2010 were $2,261 and $4,832, respectively.  Operating income (loss) from our consolidated variable interest entity for the three and nine months ended October 2, 2010 were $89 and $(93), respectively.

As of October 2, 2010, we contributed $2,000 to AAP, which included $375 we loaned to 4301 as of January 2, 2010.  As of October 2, 2010, we had loaned AAP an additional $1,694 which was used to support AAP’s operations.

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

February 8, 2010
Current assets	$35
Property and equipment	3,162
Other assets	761
Total assets acquired	3,958
Accounts payable	(302)
Debt obligations	(1,656)
Net assets acquired	2,000
Less cash acquired	(31)
Net cash paid	$1,969

7.              Other Assets

Other assets consist of the following:

	October 2, 2010	January 2, 2010
Deposits	$445	$407
Investment in DALI	263	263
Loan to 4301 Operations, LLC	—	375
Recycling contract, net	439	479
Other	672	42
	$1,819	$1,566

8.              Accrued Expenses

Accrued expenses consist of the following:

	October 2, 2010	January 2, 2010
Compensation and benefits	$1,609	$868
Accrued recycling incentive checks	1,232	1,232
Accrued rent	1,315	1,176
Warranty expense	46	67
Accrued payables	652	350
Current portion of deferred gain on sale-leaseback of building	487	488
Other	567	220
	$5,908	$4,401

9.              Line of Credit

On August 30, 1996, we entered into a General Credit and Security Agreement, (“Credit Agreement”) as amended, with Spectrum Commercial Services (the “Lender”) that provides us with an $18,000 line of credit.  The outstanding balance under the Credit Agreement was $12,692 as of October 2, 2010 with a stated interest rate of 6.75% (the greater of prime plus 3.50 percentage points or 6.75%).  The outstanding balance under the Credit Agreement was $12,419 as of January 2, 2010 with a stated interest rate of 6.25% (the greater of prime plus 3.00 percentage points or 6.25%).  The amount of borrowings available under the Credit Agreement is based on a formula using receivables and inventories.  Our unused borrowing capacity under the Credit Agreement was $253 and $56 as of October 2, 2010 and January 2, 2010, respectively. We may not have access to the full $18,000 line of credit due to the formula using our receivables and inventories.  The Credit Agreement has a stated maturity date of December 31, 2010, if not renewed, and provides that the Lender may demand payment in full of the entire outstanding balance of the loan at any time.  The Credit Agreement is collateralized by substantially all our assets and requires minimum monthly interest payments of $58, regardless of the outstanding principal balance.  The Lender is also secured by an inventory repurchase agreement with Whirlpool Corporation for purchases from Whirlpool only.  The Credit Agreement requires that we meet a minimum profitability covenant and a minimum tangible net worth covenant, provides payment penalties for noncompliance and prepayment, limits the amount of other debt we can incur, limits the amount of spending on fixed assets and prohibits payments of dividends.  As of January 2, 2010, the outstanding balance was $12,419 and we were in compliance with all covenants under the Credit Agreement, except the minimum profitability covenant and we received a waiver related to this covenant from the Lender.  As of October 2, 2010, we were in compliance with all the covenants of the Credit Agreement.

10.       Long-Term Obligations

Long-term debt and capital lease obligations consist of the following:

	October 2, 2010	January 2, 2010
6.85% mortgage, due in monthly installments of $15, including interest, due January 2013, collateralized by land and building	$1,529	$1,586

Capital leases and other financing obligations (see below)	545	921

Debt obligations from the consolidation of AAP (see below)	956	—
	3,030	2,507
Less current maturities	586	544
	$2,444	$1,963

Capital leases and other financing obligations:  We acquire certain equipment under capital leases and other financing obligations.  The cost of the equipment was approximately $1,609 and $1,615 at October 2, 2010 and January 2, 2010, respectively.  Accumulated amortization at October 2, 2010 and January 2, 2010 was approximately $1,128 and $802, respectively.  Depreciation and amortization expense is included in cost of revenues and selling, general and administrative expenses.

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

12.       Income Taxes

We recorded a provision for income taxes of $166 and $395 for the three and nine months ended October 2, 2010, respectively, primarily as a result of generating taxable income in our Canadian subsidiary.  We recorded a provision for income taxes of $150 and $51 for the three and nine months ended October 3, 2009 primarily as the result of taxable income in our Canadian subsidiary.  We did not record a provision for or benefit from income taxes for our U.S. subsidiaries because we have available net operating losses to offset future taxable income and we have recorded full valuation allowances against our U.S. net deferred tax assets due to the uncertainty of their realization.  The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  As of October 2, 2010 and January 2, 2010, we did not have any material uncertain tax positions.

It is our practice to recognize interest related to income tax matters as a component of interest expense and penalties as a component of selling, general and administrative expense.  As of October 2, 2010 and January 2, 2010, we had an immaterial amount of accrued interest and penalties.

We are subject to income taxes in the U.S. federal jurisdiction, foreign jurisdictions and various state jurisdictions.  Tax regulations from each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  With few exceptions, we are no longer subject to U.S. federal, foreign, state or local income tax examinations by tax authorities for the years before 2007.  We are not currently under examination by any taxing jurisdiction.

We had no significant unrecognized tax benefits as of October 2, 2010 and January 2, 2010 that would reasonably be expected to affect our effective tax rate during the next twelve months.

13.       Shareholders’ Equity

Common Stock:  In April 2010 we completed a private placement of 915 shares of our Common Stock at $2.00 per share resulting in net proceeds of $1,721.  The net proceeds were used to capitalize and support AAP, which was formed to establish and operate our regional processing center in Philadelphia.

Stock options:  Our 2006 Stock Option Plan (the “2006 Plan”) permits the granting of incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified options that do not meet the requirements of Section 422.  As of October 2, 2010, the 2006 Plan has 63 options remaining to grant from 600 options reserved under the plan.  As of October 2, 2010, 522 options were outstanding to employees and non-employee directors and 15 options have been exercised under the 2006 Plan.  Our Restated 1997 Stock Option Plan (the “1997 Plan”) has expired, but the options outstanding under the expired 1997 Plan continue to be exercisable in accordance with their terms.  As of October 2, 2010, options to purchase an aggregate of 34 shares were outstanding under the 1997 Plan.  Options granted to employees typically vest over two years while grants to non-employee directors vest in six months.  During the second quarter of 2010, we granted 108 stock options with an exercise price of $3.55 per share, vesting periods ranging from six months to one year and a weighted average fair value of $3.08 per share.  During the third quarter of 2010, we granted 35 stock options with an exercise price of $2.30 per share, vesting period of one year and a fair value of $1.94 per share.

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

The following table summarizes the assumptions used to estimate the fair value of options and warrants granted during the second and third quarters of 2010 using the Black-Scholes Model:

	Q2 2010	Q3 2010
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	105.5% - 119.9%	104.2%
Risk-free interest rate	3.0% - 3.6%	2.0%
Expected life of options	7 - 10 years	7 years

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

The following tables present our segment information for periods indicated:

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Revenues:
Retail	$17,114	$18,123	$57,517	$58,561
Recycling	10,224	7,882	25,298	18,994
Total revenues	$27,338	$26,005	$82,815	$77,555

Operating income (loss):
Retail	$(197)	$(161)	$(201)	$(2,126)
Recycling	1,713	1,064	3,322	1,207
Unallocated corporate	(198)	(48)	(346)	(52)
Total operating income (loss)	$1,318	$855	$2,775	$(971)

Assets:
Retail	$16,428	$19,693	$16,428	$19,693
Recycling	14,899	7,810	14,899	7,810
Corporate assets not allocable	9,425	5,880	9,425	5,880
Total assets	$40,752	$33,383	$40,752	$33,383

Cash capital expenditures:
Retail	$26	$41	$58	$170
Recycling	1,392	5	2,808	9
Corporate assets not allocable	48	18	156	242
Total cash capital expenditures	$1,466	$64	$3,022	$421

Depreciation and amortization:
Retail	$97	$108	$296	$315
Recycling	104	87	359	241
Unallocated corporate	136	142	407	429
Total depreciation and amortization	$337	$337	$1,062	$985

Interest expense:
Retail	$185	$201	$546	$592
Recycling	50	55	152	165
Unallocated corporate	10	69	46	145
Total interest expense	$245	$325	$744	$902

15.       Subsequent Events

In preparing the accompanying consolidated financial statements, the Company evaluated material subsequent events requiring recognition or disclosure herein and determined no such events existed.

Item 2.                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking and Cautionary Statements

This quarterly report contains statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Act of 1934, as amended.  Any statements contained in this quarterly report that are not purely historical or relate to our future operations, performance and results, and anticipated liquidity are forward looking.  These forward-looking statements are based on information available to us on the date of this quarterly report, but are subject to risks and uncertainties, including, but not limited to, those discussed herein.  Our actual results could differ materially from those discussed in this quarterly report.

The forward-looking statements contained in this quarterly report, and other written and oral forward-looking statements made by us from time to time, are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements.  Any forward-looking information regarding our operations will be affected primarily by the speed at which individual retail outlets reach profitability, the volume of appliance sales and the strength of energy conservation recycling programs.  Any forward-looking information will also be affected by our continued ability to purchase product from our suppliers at acceptable prices, the ability of individual retail stores to meet planned revenue levels, the number of retail stores, costs and expenses being realized at higher than expected levels, our ability to secure an adequate supply of special-buy appliances for resale, the ability to secure appliance recycling and replacement contracts with sponsors of energy efficiency programs, the ability of customers to supply units under their recycling contracts with us, the performance of our consolidated variable interest entity and the continued availability of our current line of credit.  Other factors that might cause such a difference include, but are not limited to, those discussed in Item 1A “Risk Factors” in our annual report on Form 10-K for the year ended January 2, 2010.

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

Subsidiaries.  ARCA Canada Inc., a Canadian corporation, is a wholly-owned subsidiary.  ARCA Canada was formed in September 2006 to provide turnkey recycling services for electric utility energy efficiency programs.  ARCA California, Inc., a California corporation, is a wholly-owned subsidiary.  ARCA California was formed in November 1991 to provide turnkey recycling services for electric utility efficiency programs.  The operating results of ARCA Canada and ARCA California have been consolidated in our financial statements.

Joint Ventures.  On June 1, 2009, we completed a $0.3 million investment in Diagnostico y Administracion de Logistica Inversa, S.A. de C.V. (“DALI”), a Mexican company.  DALI is a joint venture that operates a refrigerator recycling program sponsored by the Mexican government.  Our investment represents a 32.7% ownership in the joint venture.  The DALI joint venture is accounted for under the equity method and is presented in the consolidated balance sheets as a component of other assets.  The results of the joint venture were immaterial for the three and nine months ended October 2, 2010 and October 3, 2009 and for the year ended January 2, 2010.  We are in the process of evaluating the long-term prospects and strategic importance of the investment as it relates to the current recycling program sponsored by the Mexican government.

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

AAP commenced operations on February 8, 2010 and collected the first load of recyclable appliances from GE on March 31, 2010.  As of October 2, 2010, we had invested $2.0 million in AAP, which included $0.4 million we loaned to 4301 as of January 2, 2010.  As of October 2, 2010, we had loaned AAP an additional $1.7 million which was used to support AAP’s operations.  The financial position and results of operations of AAP are consolidated in our financial statements based on our conclusion that AAP is a variable interest entity and because we have the ability to significantly influence the economic performance of the entity through our contractual agreement with GE.

Reporting Period.  Operating results for the three- and nine-month periods ended October 2, 2010 and October 3, 2009 are presented using 13- and 39-week periods, respectively.  The results of operations for any interim period are not necessarily indicative of the results for the year.

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

Interest Expense.  Interest expense is comprised of interest charges related to borrowings under our line of credit, our mortgage on our California building and other long-term obligations, primarily capital leases and debt obligations of AAP.  In September 2009, we paid off the mortgage on our Minnesota building in connection with the sale-leaseback of the property.

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

Retail Segment.  We operated nineteen factory outlet stores as of October 2, 2010 and eighteen factory outlet stores as of October 3, 2009.  We believe our nineteen factory outlet stores are located in convenient, high-traffic locations in Georgia, Minnesota, Ohio and Texas.  In November 2009, we opened one new factory outlet store in Cumming, Georgia, and in August 2009, terminated the lease and closed one store in Stockbridge, Georgia, and closed one store in San Antonio, Texas, when the lease expired.

Recycling Segment.  We operate eight processing and recycling centers, which are located in Minnesota, California, Texas, Illinois, Colorado, Washington, North Carolina and Ontario, Canada.  The regional processing center in Philadelphia, Pennsylvania, operated by AAP is also included in our recycling segment.

Results of Operations

The following table sets forth our consolidated operating results for the periods indicated as a percentage of total revenues:

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	67.6	67.3	69.1	71.1
Gross profit	32.4	32.7	30.9	28.9
Selling, general and administrative expenses	27.6	29.4	27.5	30.1
Operating income (loss)	4.8	3.3	3.4	(1.2)
Other income (expense):
Interest expense, net	(0.9)	(1.2)	(0.9)	(1.2)
Other income (expense), net	0.1	0.1	0.0	(0.0)
Income (loss) before income taxes and noncontrolling interest	4.0	2.2	2.5	(2.4)
Provision for income taxes	0.6	0.6	0.5	0.1
Net income (loss)	3.4	1.6	2.0	(2.5)
Net loss (income) attributable to noncontrolling interests	(0.1)	0.0	0.1	0.0
Net income (loss) attributable to controlling interests	3.3%	1.6%	2.1%	(2.5)%

For the Three Months Ended October 2, 2010 and October 3, 2009

The following table sets forth the key results of operations by segment for the three months ended October 2, 2010 and October 3, 2009 (dollars in millions):

	2010	2009	% Change
Revenues:
Retail	$17.1	$18.1	(5.6)%
Recycling	10.2	7.9	29.7%
Total revenues	$27.3	$26.0	5.1%

Operating income (loss):
Retail	$(0.2)	$(0.2)	(22.4)%
Recycling	1.7	1.1	61.0%
Unallocated corporate costs	(0.2)	—	(312.5)%
Total operating income (loss)	$1.3	$0.9	54.2%

Revenues.  Revenues for the three months ended October 2, 2010 and October 3, 2009 are as follows (dollars in millions):

	2010	2009	% Change
Retail	$16.8	$18.0	(6.6)%
Recycling	6.5	7.0	(6.6)%
Byproduct	4.0	1.0	287.9%
	$27.3	$26.0	5.1%

Our total revenues for the third quarter ended October 2, 2010 increased $1.3 million or 5.1% from $26.0 million in the third quarter of 2009.  Retail segment revenues accounted for 62.6% of total revenues in the third quarter of 2010 compared to 69.7% in the third quarter of 2009.  The increase in third quarter 2010 revenues was attributed primarily to the addition of new recycling contracts and the inclusion of revenues from AAP.  In the third quarter of 2010, retail segment revenues decreased 5.6% to $17.1 million compared to $18.1 million in the third quarter of 2009.  Recycling segment revenues in the third quarter of 2010 increased 29.7% to $10.2 million compared to $7.9 million in the third quarter of 2009.  Recycling segment revenues and retail segment revenues each include a portion of byproduct revenues.

Retail Revenues.  Our retail revenues of $16.8 million for the third quarter of 2010 decreased $1.2 million or 6.6% from $18.0 million in the third quarter of 2009.  Our comparable store revenues for the eighteen factory outlets stores that were open during the entire third quarters of 2010 and 2009 were down 6.8% or $1.1 million.  The decrease in comparable store revenues was due primarily to lower unit sales in Ohio and Minnesota.  For these two markets, we have experienced fewer sales of complete kitchen and laundry sets.  Consumer buying habits have changed to purchasing and replacing single units as a result of the weak economy.  We do not expect to open any additional factory outlet stores or experience significant changes in sales volumes or retail prices over the remainder of 2010.  We continue to evaluate factory outlet stores and markets and address underperforming stores with a range of possible actions from expense reductions to store closings.

Recycling Revenues.  Our recycling revenues of $6.5 million, which include appliance recycling fees and low-income appliance replacement program revenues, decreased $0.5 million or 6.6% for the third quarter of 2010 from $7.0 million in the third quarter of 2009.  Appliance recycling fees of $6.0 million increased $0.7 million for the third quarter of 2010 compared to $5.3 million in the third quarter of 2009 due primarily to new contracts added during the past twelve months, which increased the volume of appliances recycled by approximately 6% and increased the per unit fee by 10%.  Replacement program revenues decreased $1.2 million, primarily as the result of lower volumes, which were expected, for a California utility customer’s replacement program.  This represents a decrease of approximately 79.2% in volume for the third quarter of 2010 compared to the third quarter of 2009.  We expect that the lower volumes will continue throughout the remainder of 2010.  We are pursuing new appliance recycling and replacement programs but cannot predict if we will be successful in signing new contracts or renewing existing contracts.

Byproduct Revenues.  Our byproduct revenues of $4.0 million for the third quarter of 2010 increased $3.0 million or 287.9% from $1.0 million in the third quarter of 2009.  The increase was due primarily to higher scrap metal prices and the impact of AAP on our consolidated results.  AAP generated $2.3 million in revenues during the third quarter of 2010.  At the end of the third quarter 2010, AAP was servicing all distribution centers in GE’s northeastern region under the GE contract.  We expect byproduct revenues to increase throughout 2010 as a result of strong recycling activity during the holiday season in our Philadelphia processing center operated by AAP.

Gross Profit.  Our overall gross profit of $8.9 million in the third quarter 2010 increased $0.4 million or 4.3% from $8.5 million in the third quarter of 2009.  Our gross profit as a percentage of total revenues for the third quarter of 2010 was 32.4% compared to 32.7% in the third quarter of 2009.  The overall gross profit was partially offset by higher operating costs related to the ramp-up of production at AAP.  Excluding AAP, overall gross profit as a percentage of total revenues increased to 34.7%.  The increase, excluding AAP, was due to several factors, including higher recycling revenues from new contracts, strong management of operating costs, better pricing from our manufacturers and improved operational efficiencies.  The gross profit percentage for the retail segment was 29.7% in the third quarter of 2010 compared to 28.4% in the same quarter of 2009. The year-over-year increase was related primarily to better pricing from our manufacturers and operational efficiencies.  The majority of this improvement or one basis point is attributable to manufacturer pricing improvements and the balance is the result of on-going operational efficiencies.  The gross profit percentage for the recycling segment decreased to 37.0% in the third quarter of 2010 compared to 42.5% for the same quarter of 2009, primarily related to higher operating costs due to the ramp-up of productions at AAP.  Excluding AAP, the third quarter 2010 recycling segment gross profit percentage increased to 45.6%, due primarily to new recycling programs in Minnesota, New York, North Carolina and Washington along with on-going operational efficiencies and cost reduction measures that contributed to a $0.3 million increase in recycling gross profit.  We expect gross profit to improve over the remainder of 2010 as the Philadelphia processing center ramps up for the fourth quarter holiday season.

Selling, General and Administrative Expenses.  Our selling, general and administrative (“SG&A”) expenses of $7.5 million for the third quarter of 2010 decreased $0.1 million or 1.2% from $7.6 million in the third quarter of 2009.  Our SG&A expenses as a percentage of total revenues for the third quarter of 2010 were 27.6% compared to 29.4% for the third quarter of 2009.  Selling expenses decreased $0.3 million to $4.8 million in the third quarter of 2010 from $5.1 million in the third quarter of 2009.  The decrease in selling expenses was due primarily to lower retail store operating costs as a result of closing two underperforming factory outlet stores in August 2009 and streamlining our retail management structure. General and administrative expenses increased $0.2 million to $2.8 million in the third quarter of 2010 from $2.6 million in the third quarter of 2009.  The increase in general and administrative expenses is due primarily to the impact of AAP.  We expect SG&A expenses to increase throughout 2010 as AAP ramps up the Philadelphia processing center.

Interest Expense.  Interest expense decreased $0.1 million in the third quarter of 2010 compared to the third quarter of 2009 primarily as a result of reducing the weighted-average balance on our line of credit and paying off the mortgage on our St. Louis Park, Minnesota, facility in connection with the sale-leaseback transaction in September 2009.  We cannot predict what will happen with the weighted-average balance on our line of credit and the associated floating interest rate throughout the remainder of 2010 and 2011.

Provision for Income Taxes.  We recorded a provision for income taxes of $0.2 million and $0.2 million in the third quarter of 2010 and 2009, respectively, primarily as a result of generating taxable income in our Canadian subsidiary.  We did not record a provision for or benefit from income taxes for our U.S. subsidiaries because we have available net operating losses to offset future taxable income and we have recorded a full valuation allowance against our U.S. net deferred tax assets due to the uncertainty of their realization.  The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

Noncontrolling Interest.  Noncontrolling interest represents 4301’s share of AAP’s net income.  Under the AAP Joint Venture Agreement, ARCA and 4301 each have a 50% interest in AAP.  AAP reported net income of $75,000 in the third quarter of 2010, of which $37,000 represented the noncontrolling interest.

For the Nine Months Ended October 2, 2010 and October 3, 2009

The following table sets forth the key results of operations by segment for the nine months ended October 2, 2010 and October 3, 2009 (dollars in millions):

	2010	2009	% Change
Revenues:
Retail	$57.5	$58.6	(1.8)%
Recycling	25.3	19.0	33.2%
Total revenues	$82.8	$77.6	6.8%

Operating income (loss):
Retail	$(0.2)	$(2.1)	90.5%
Recycling	3.3	1.2	175.2%
Unallocated corporate costs	(0.3)	(0.1)	(565.4)%
Total operating income (loss)	$2.8	$(1.0)	385.8%

Revenues.  Revenues for the nine months ended October 2, 2010 and October 3, 2009 are as follows (dollars in millions):

	2010	2009	% Change
Retail	$56.5	$58.2	(3.0)%
Recycling	17.2	17.0	1.3%
Byproduct	9.1	2.4	283.7%
	$82.8	$77.6	6.8%

Our total revenues of $82.8 million for the nine months ended October 2, 2010 increased $5.2 million or 6.8% from $77.6 million in the same period of 2009.  Retail segment revenues accounted for 69.5% of total revenues for the nine months ended October 2, 2010 compared to 75.5% in the same period of 2009.  The increased revenues are attributed primarily to the impact of AAP and revenue growth from our new recycling contracts.  For the nine months ended October 2, 2010, retail segment revenues decreased 1.8% to $57.5 million compared to $58.6 million the same period of 2009.  Recycling segment revenues for the nine months ended October 2, 2010 increased 33.2% to $25.3 million compared to $19.0 million in the same period of 2009.  Recycling segment revenues and retail segment revenues each include a portion of byproduct revenues.

Retail Revenues.  Our retail revenues of $56.5 million for the nine months ended October 2, 2010 decreased $1.7 million or 3.0% from $58.2 million in the same period of 2009.  The decrease in retail revenues was due primarily to lower comparable store revenues and the closing of two underperforming factory outlet stores in August 2009.  For the nine months ended October 2, 2010, the net effect of store openings and closings resulted in a $0.7 million decrease in retail revenues as compared to the same period of 2009.  Our comparable store revenues of the eighteen factory outlets stores that were open during the same year-to-date periods of 2010 and 2009 were down 1.9% or $1.0 million.  The decrease in comparable store revenues was due primarily to lower unit sales in our Minnesota, Ohio and Georgia markets.  For these markets, we have experienced fewer sales of complete kitchen and laundry sets.  Consumer buying habits have changed to purchasing and replacing single units as a result of the weak economy.  We do not expect to open any additional factory outlet stores or experience significant changes in sales volumes or retail prices over the remainder of 2010.  We continue to evaluate factory outlet stores and markets and address underperforming stores with a range of outcomes from expense reductions to store closings.

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

Recycling Revenues.  Our recycling revenues of $17.2 million, which include appliance recycling fees and low-income appliance replacement program revenues, increased $0.2 million or 1.3% for the nine months ended October 2, 2010 from $17.0 million in the same of 2009.  Appliance recycling fees of $14.5 million for the nine months ended October 2, 2010 increased $2.9 million or 24.6% compared to $11.6 million in the same period of 2009, due primarily to the recycling contracts added during the past twelve months.  Replacement program revenues decreased $2.6 million, primarily as the result of lower volumes for a California utility customer’s replacement program.  This represents a decrease of approximately 50.7% in volume for the nine months ended October 2, 2010 compared to the same period of 2009.  Even though the California utility sponsoring the replacement program reduced its marketing outreach to potential participants in 2010, resulting in an overall decrease in customer enrollment and corresponding revenues, the program generated $2.7 million for the nine months ended October 2, 2010.  In the October 2010, we re-signed a multi-year contract with the California utility sponsoring the appliance replacement program and expect to start building revenues in 2011.  We are pursuing new appliance recycling and replacement programs but cannot predict if we will be successful in signing new contracts or renewing existing contracts.

Byproduct Revenues.  Our byproduct revenues of $9.1 million for the nine months ended October 2, 2010 increased $6.7 million or 283.7% from $2.4 million for the same period of 2009.  The increase was due primarily to the impact of AAP in our consolidated results and to a lesser extent higher scrap metal prices and recycling volumes.  Byproduct revenues have improved approximately 30% to 40%, depending on geographic region, compared to the prior year which had a positive impact on our recycling gross profit. AAP commenced operations in February 2010 and has generated $4.8 million in byproduct revenues.  We expect byproduct revenues to increase throughout 2010 as a result of strong recycling activity during the holiday season in our Philadelphia processing center operated by AAP.

Gross Profit.  Our overall gross profit of $25.6 million for the nine months ended October 2, 2010 increased $3.2 million or 14.1% from $22.4 million for the same period of 2009.  Our gross profit as a percentage of total revenues for the nine months ended October 2, 2010 was 30.9%, or 32.7% excluding AAP, compared to 28.9% for the same period of 2009.  The increase, excluding AAP, was due to several factors, including, stronger byproduct revenues, better pricing from manufacturers and improved operational efficiencies.  The gross profit percentage for the retail segment was 28.8% for the nine months ended October 2, 2010 compared to 26.8% for the same period of 2009.  The year-over-year increase was related primarily to better pricing from manufacturers and operational efficiencies.  Better pricing from manufacturers contributed to a one basis point improvement and the remainder of the improvement was the result of cost reductions in delivery and shipping.  The gross profit percentage for the recycling segment was 35.5% for the nine months ended October 2, 2010 compared to 35.4% for the same period of 2009.  The recycling segment gross profit was partially offset by higher operating costs related to the ramp-up of production at AAP.  Excluding AAP, the recycling segment gross profit percentage increased to 43.4%, primarily as a result of new recycling programs in Minnesota, New York, North Carolina and Washington along with on-going operational efficiencies and cost reduction measures that contributed to a $2.1 million increase in recycling gross profit.  We expect gross profit to improve over the remainder of 2010 as the Philadelphia processing center ramps up for the fourth quarter holiday season.  Recycling gross profit percentages are typically higher than retail gross profit percentages.  Our retail margins on out-of-the box product are typically higher than in-the-box product.  Our gross profit as a percentage of total revenues for future periods can be affected favorably or unfavorably by numerous factors, including:

1.              The mix of retail products we sell.

2.              The prices at which we purchase product from the major manufacturers who supply product to us.

3.              The volume of appliances we receive through our recycling contracts.

4.              The volume and price of scrap metals, plastics and reclaimed CFCs.

Selling, General and Administrative Expenses.  Our selling, general and administrative (“SG&A”) expenses of $22.8 million for the nine months ended October 2, 2010 decreased $0.6 million or 2.5% from $23.4 million for the same period of 2009.  Our SG&A expenses as a percentage of total revenues for the nine months ended October 2, 2010 were 27.5% compared to 30.1% for the same period of 2009.  Selling expenses decreased $0.9 million to $15.1 million for the nine months ended October 2, 2010 from $16.0 million for the same period of 2009.  The decrease in selling expenses was due primarily to lower retail store operating costs as a result of closing two underperforming stores in August 2009 and streamlining our retail management structure.  General and administrative expenses of $7.7 million for the nine months ended October 2, 2010 increased $0.3 million from $7.4 million for the same period of 2009.  The increase was due primarily to the impact of AAP.  We expect SG&A expenses to decrease as a percentage of total revenues throughout 2010 as revenues ramp up under our GE contract.

Interest Expense.  Interest expense decreased $0.2 million for the nine months ended October 2, 2010 compared to the same period of 2009 primarily as a result of reducing the weighted-average balance on our line of credit and paying off the mortgage on our St. Louis Park, Minnesota, facility in connection with the sale-leaseback transaction in September 2009.  We cannot predict what will happen with the weighted-average balance on our line of credit and the associated floating interest rate throughout the remainder of 2010 and 2011.

Provision for Income Taxes.  We recorded a provision for income taxes of $0.4 million and $0.1 million for the nine months ended October 2, 2010 and October 3, 2009, respectively, primarily as a result of generating taxable income in our Canadian subsidiary.  We did not record a provision for or benefit from income taxes for our U.S. subsidiaries because we have available net operating losses to offset future taxable income and we have recorded a full valuation allowance against our U.S. net deferred tax assets due to the uncertainty of their realization.  The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

Noncontrolling Interest.  Noncontrolling interest represents 4301’s share of AAP’s net loss.  Under the AAP Joint Venture Agreement, ARCA and 4301 each have a 50% interest in AAP.  AAP reported a net loss for the nine months ended October 2, 2010 of $125,000, of which $63,000 represented the noncontrolling interest.

Liquidity and Capital Resources

Principal Sources and Uses of Liquidity.  Our principal sources of liquidity are cash from operations and borrowings under our line of credit.  Our principal liquidity requirements consist of long-term debt and capital lease obligations, capital expenditures and working capital.  Our cash and cash equivalents as of October 2, 2010 were $3.9 million compared to $2.8 million as of January 2, 2010.  Our working capital balance at October 2, 2010 was consistent with the $3.7 million of working capital at January 2, 2010.

Sale of Common Stock.  In April 2010, we completed a private placement of 915,000 shares of our Common Stock at $2.00 per share, resulting in net proceeds of $1.7 million.  The net proceeds were used to capitalize and support AAP, which was formed to establish and operate the RPC in Philadelphia.

Net Cash Provided by Operating Activities.  Our net cash provided by operating activities was $3.2 million for the nine months ended October 2, 2010 compared to $1.5 million for the same period of 2009.  The increase in cash provided by operating activities was due primarily to generating net income of $1.6 million for the nine months ended October 2, 2010 compared to a net loss of $2.0 million for the same period of 2009.

Net Cash Provided by (Used in) Investing Activities.  Our net cash used in investing activities was $3.0 million for the nine months ended October 2, 2010 compared to cash provided by investing activities of $3.3 million for the same period of 2009.  Net cash used in investing activities for the nine months ended October 2, 2010 was primarily related to our cash investment in AAP of $2.0 million and our short-term note to AAP of $1.7 million which was used by AAP as a $2.7 million nonrefundable down payment on the purchase and installation of URT equipment to be installed at the RPC operated by AAP.  We reported the $2.7 million nonrefundable down payment as a component of purchases of property and equipment in the consolidated statement of cash flows.  The remainder of the $1.0 million investment was used to fund working capital and is included in the change in operating assets and liabilities in the consolidated statement of cash flows.  During the first quarter of 2010, we converted $0.4 million of loans previously made to 4301 Operations to capital contributions in AAP.  The balance due on the URT equipment is expected to be approximately $1.1 million depending on the fluctuation of the Euro against the U.S. dollar.  AAP plans to raise additional debt financing to purchase the URT equipment, but there is no assurance that the financing will be available or on terms acceptable to the joint venture. The net cash provided by investing activities for the nine months ended October 3, 2009 was due primarily to selling our St. Louis Park building for $4.6 million.  The cash provided by selling the St. Louis Park building was partially offset by $0.7 million related to a reserve account required by our bankcard processor, a $0.3 million investment in DALI that was completed on June 1, 2009 and $0.4 million related to purchases of property and equipment.

Net Cash Provided by (Used in) Financing Activities.  Our net cash provided by financing activities was $0.9 million for the nine months ended October 2, 2010 compared to $5.6 million used in financing activities for the same period of 2009.  Net cash provided by financing activities for the nine months ended October 2, 2010 was primarily due to the issuance of 915,000 shares of Common Stock that provided net proceeds of $1.7 million and was partially offset by payments on our long-term debt obligations.  The net cash used in financing activities for the nine months ended October 3, 2009 was due primarily to net payments on our line of credit, paying off our adjustable rate mortgage in conjunction with the sale of the St. Louis Park building and payments on our long-term obligations.

Outstanding Indebtedness.  On August 30, 1996, we entered into a General Credit and Security Agreement, (“Credit Agreement”) as amended, with Spectrum Commercial Services (the “Lender”) that provides us with an $18 million line of credit.  The outstanding balance under the Credit Agreement was $12.7 million as of October 2, 2010 with a stated interest rate of 6.75% (the greater of prime plus 3.50 percentage points or 6.75%).  The outstanding balance under the Credit Agreement was $12.4 million as of January 2, 2010 with a stated interest rate of 6.25% (the greater of prime plus 3.00 percentage points or 6.25%).  The amount of borrowings available under the Credit Agreement is based on a formula using receivables and inventories.  Our unused borrowing capacity under the Credit Agreement was $0.3 million and $0.1 million as of October 2, 2010 and January 2, 2010, respectively. We may not have access to the full $18 million line of credit due to the formula using our receivables and inventories.  The Credit Agreement has a stated maturity date of December 31, 2010, if not renewed, and provides that the Lender may demand payment in full of the entire outstanding balance of the loan at any time.  The Credit Agreement is collateralized by substantially all our assets and requires minimum monthly interest payments of $58,000, regardless of the outstanding principal balance.  The Lender is also secured by an inventory repurchase agreement with Whirlpool Corporation for purchases from Whirlpool only.  The Credit Agreement requires that we meet a minimum profitability covenant and a minimum annual tangible net worth covenant, provides payment penalties for noncompliance and prepayment, limits the amount of other debt we can incur, limits the amount of spending on fixed assets and prohibits payments of dividends.

The following summarizes our financial covenants under the Credit Agreement:

1)             A minimum profitability covenant that requires the Company to report $1 of net income for all quarterly periods between Q1 2008 and Q4 2010.

2)             A minimum annual tangible net worth covenant that requires the Company to report a tangible net worth of $2.9 million plus the annual net income, if applicable, for the fiscal years 2008 and 2009 and $3.0 million plus the annual net income, if applicable, for fiscal year 2010.

As of October 2, 2010, we were in compliance with all the covenants of the Credit Agreement.  As of January 2, 2010, the outstanding balance was $12.4 million and we were compliance with all covenants of the Credit Agreement except the minimum profitability covenant and we received a waiver related to this covenant from the Lender.

The following table illustrates our covenant compliance for the nine months ended October 2, 2010 and the fiscal year ended January 2, 2010:

Covenant/Period	Actual	Required	Covenant Waived	Outstanding Balance
Profitability
Q1 2009	$(1,962,000)	$1	Yes	$11,381,000
Q2 2009	(411,000)	1	Yes	12,361,000
Q3 2009	416,000	1	n/a	n/a
Q4 2009	(1,381,000)	1	Yes	12,419,000
Q1 2010	102,000	1	n/a	n/a
Q2 2010	719,000	1	n/a	n/a
Q3 2010	885,000	1	n/a	n/a

Tangible Net Worth
Fiscal Year 2009	$3,241,000	$2,900,000	n/a	n/a

As of October 2, 2010, we had debt obligations of $2.1 million consisting of a mortgage on our California building along with various financings, consisting primarily of capital leases.  As a result of consolidating the results of AAP, we also included $1.0 million of AAP’s debt obligations with maturity dates ranging from October 2010 to October 2024, interest rates ranging from 0% to 10% and monthly payments ranging from $3 to $10.

We believe, based on the anticipated sales per retail store, the anticipated revenues from our recycling contracts and our anticipated gross profit, that our cash balance, anticipated funds generated from operations and our current line of credit will be sufficient to finance our operations, long-term debt obligations and capital expenditures through at least the next twelve months.  Our total capital requirements for 2010 and 2011 will depend upon, among other things as discussed below, the number and size of retail stores operating during the fiscal year, the recycling volumes generated from recycling contracts in 2010 and 2011 and our needs related to the establishment of ARCA Advanced Processing, LLC.  AAP plans to raise additional debt financing to purchase the URT equipment, but there is no assurance that the financing will be available or on terms acceptable to the joint venture.  Currently, we have nineteen retail stores and nine recycling centers in operation, including the regional processing center operated by AAP.  We may need additional capital to finance our operations if our revenues are lower than anticipated, our expenses are higher than anticipated or we pursue new opportunities.  Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (Common or Preferred Stock) or other financing opportunities.  There can be no assurance that such additional sources of financing will be available on terms satisfactory to us or permitted by our current debt agreement.

Item 3.                   Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Impact of Inflation

Interest Rate Risk.  We do not believe there is any significant risk related to interest rate fluctuations on our long-term fixed-rate debt.  There is interest rate risk on the line of credit, since our interest rate floats with prime.  The outstanding balance on our line of credit as of October 2, 2010 was approximately $12.7 million.  Although the $12.7 million line of credit is subject to a minimum interest rate of 6.75%, based on average floating rate borrowings of $12.7 million, a hypothetical 100 basis point change in the applicable interest rate would have caused our interest expense to change by an immaterial amount and $0.1 million for the three and nine months ended October 2, 2010, respectively.

Foreign Currency Exchange Rate Risk.  We currently generate revenues in Canada.  The reporting currency for our consolidated financial statements is U.S. dollars.  It is not possible to determine the exact impact of foreign currency exchange rate changes; however, the effect on reported revenue and net earnings can be estimated.  We estimate that the overall strength of the U.S. dollar against the Canadian dollar had an immaterial impact on the revenues and net income for the three and nine months ended October 2, 2010.  We do not currently hedge foreign currency fluctuations and do not intend to do so for the foreseeable future.

We do not hold any derivative financial instruments nor do we hold any securities for trading or speculative purposes.

Item 4.                   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at October 2, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at October 2, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the third quarter of fiscal 2010, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

PART II.               Other Information

Item 1.                   Legal Proceedings

In December 2004, we filed a lawsuit in the U.S. District Court for the Central District of California alleging that JACO Environmental, Inc. (“JACO”) and one of our former consultants fraudulently obtained U.S. Patent No. 6,732,416 in May 2004 covering appliance recycling methods and systems which were originally developed by us beginning in 1987 and used in serving more than forty-five electric utility appliance recycling programs up to the time the suit was filed.  We sought an injunction to prevent JACO from claiming that it obtained a valid patent on appliance recycling processes that we believe is based on methods and processes we invented.  In addition, we asked the Court to find that the patent obtained by JACO is unenforceable due to inequitable conduct before the United States Patent Office.  We also asked the Court for unspecified damages related to charges that JACO, in using the patent to promote its services, engaged in unfair competition and false and misleading advertising under federal and California statutes.  The defendants in the case did not assert any counterclaims against ARCA.

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

In December 2009, a lawsuit was commenced against us in the Fourth Judicial District Court of Hennepin County, Minnesota by RKL Landholdings, LLC and Emad Y. Abed (“Plaintiffs”), alleging that we breached an agreement to sell our St. Louis Park, Minnesota property to the Plaintiffs.  We sold this property to a third party in September 2009, have received the proceeds from the sale, and are currently leasing the property from such third party.  Edward Cameron, our Chief Executive Officer, was also named as a defendant in the lawsuit.  The Plaintiff’s claims were based on a Purchase Agreement and extensions thereto between the Plaintiffs and us, which Purchase Agreement and extensions had expired by their own terms.  The Plaintiffs asserted various claims, including promissory estoppel, unjust enrichment, conversion, fraud, tortious interference with prospective advantage, and breach of contract.  On August 6, 2010, the Hennepin County District Court entered a summary judgment in favor of Mr. Cameron and us and dismissed all of Plaintiffs’ claims.  The Plantiffs have appealed the Court’s ruling and we believe the summary judgment will be upheld on appeal.

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

Dated: November 15, 2010	APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
(Registrant)

	By	/s/ Edward R. Cameron
Edward R. Cameron
President and Chief Executive Officer

	By	/s/ Peter P. Hausback
Peter P. Hausback
Executive Vice President, Chief Financial Officer
and Principal Accounting Officer