Form 10-K/A
period 2010-01-02
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2011-01-28
CIK 862861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 2, 2010

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 000-19621

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1454591 (I.R.S. Employer Identification No.)

7400 Excelsior Boulevard, Minneapolis, Minnesota (Address of principal executive offices)	55426-4517 (Zip Code)

Registrant’s telephone number, including area code:  952-930-9000

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, without par value Title of each class	NASDAQ Capital Market Name of each exchange on which registered

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A for the fiscal year ended January 2, 2010 is being filed to conform the certifications to the form set forth in Item 601(b)(31)(i) of Regulation S-K, include Exhibits for amendments 18 through 26 of our General Credit and Security Agreement dated August 30, 1996, as amended, and a list of our subsidiaries as required by Item 401(c)(1) of Regulation S-K.

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

PART IV

ITEM 15.              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

3.                                      Exhibits

See Index to Exhibits on page 31 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

Dated: January 28, 2011	APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
(Registrant)

	By	/s/ Edward R. Cameron
Edward R. Cameron
President and Chief Executive Officer

	By	/s/ Peter P. Hausback
Peter P. Hausback
Executive Vice President, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Edward R. Cameron	Chairman of the Board, President and	January 28, 2011
Edward R. Cameron	Chief Executive Officer

/s/ Peter P. Hausback	Executive Vice President,	January 28, 2011
Peter P. Hausback	Chief Financial Officer and Principal Accounting Officer

/s/ Duane S. Carlson	Director	January 28, 2011
Duane S. Carlson

/s/ Glynnis A. Jones	Director	January 28, 2011
Glynnis A. Jones

/s/ Dean R. Pickerell	Director	January 28, 2011
Dean R. Pickerell

/s/ Morgan J. Wolf	Director	January 28, 2011
Morgan J. Wolf

INDEX TO EXHIBITS

Exhibit No.	Description
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

10.38‡

Appliance Sales and Recycling Agreement dated October 21, 2009 between General Electric Company and the Company [filed as Exhibit No. 10.38 to the Company’s Form 10-K for the year ended January 2, 2010 (File No. 0-19621) and incorporated herein by reference].

10.39

Warrant to Purchase Common Stock of the Company for the Purchase of 248,189 shares of Common Stock in favor of General Electric Company, dated October 21, 2009 [filed as Exhibit No. 10.39 to the Company’s Form 10-K for the year ended January 2, 2010 (File No. 0-19621) and incorporated herein by reference].

+10.40	Eighteenth Amendment to General Credit and Security Agreement dated March 22, 2005 between Spectrum Commercial Services Company and the Company.

+10.41	Nineteenth Amendment to General Credit and Security Agreement dated June 21, 2007 between Spectrum Commercial Services Company and the Company.

+10.42	Twentieth Amendment to General Credit and Security Agreement dated September 21, 2007 between Spectrum Commercial Services Company and the Company.

+10.43	Twenty first Amendment to General Credit and Security Agreement dated November 28, 2007 between Spectrum Commercial Services Company and the Company.

+10.44	Twenty second Amendment to General Credit and Security Agreement dated February 5, 2008 between Spectrum Commercial Services Company and the Company.

+10.45	Twenty third Amendment to General Credit and Security Agreement dated May 1, 2008 between Spectrum Commercial Services Company and the Company.

+10.46	Twenty fourth Amendment to General Credit and Security Agreement dated December 1, 2008 between Spectrum Commercial Services Company and the Company.

+10.47	Twenty fifth Amendment to General Credit and Security Agreement dated August 11, 2009 between Spectrum Commercial Services Company and the Company.

+10.48	Twenty sixth Amendment to General Credit and Security Agreement dated March 10, 2010 between Spectrum Commercial Services Company and the Company.

+21.1	Subsidiaries of Appliance Recycling Centers, Inc.

+23.1

Consent of Baker Tilly Virchow Krause, LLP, Independent Registered Public Accounting Firm [filed as Exhibit No. 23.1 to the Company’s Form 10-K for the year ended January 2, 2010 (File No. 0-19621) and incorporated herein by reference].

+31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                  Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(a)3 of this Form 10-K.

+                  Filed herewith.

‡                   Confidential treatment has been requested for portions of this agreement, which portions have been filed separately with the SEC.