Form 10-K
period 2011-01-01
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2011-03-17
CIK 862861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 1, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of $2.69 per share, as of July 3, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was $14,775,570.

As of March 14, 2011, there were outstanding 5,492,777 shares of the registrant’s Common Stock, without par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders to be held on May 12, 2011 are incorporated by reference into Part III hereof.

PART I

ITEM 1.             BUSINESS

General

Appliance Recycling Centers of America, Inc. and Subsidiaries (“we,” the “Company” or “ARCA”) are in the business of selling new major household appliances through a chain of Company-owned factory outlet stores under the name ApplianceSmart®.  We also provide turnkey appliance recycling and replacement services for electric utilities and other sponsors of energy efficiency programs. In addition, we have a 50% interest in a joint venture, ARCA Advanced Processing, LLC (“AAP”), which recycles appliances from a six-state region in the northeastern United States for General Electric Company (“GE”) acting through its GE Consumer & Industrial business.

We are a leading retailer and recycler of major household appliances and generate revenues from:

1.     Retail sales of appliances at our ApplianceSmart® Factory Outlets.

2.     Fees charged for collecting and recycling appliances for utilities and other sponsors of energy efficiency programs.

3.     Fees charged for recycling and replacing old refrigerators with new ENERGY STAR® refrigerators for energy efficiency programs sponsored by electric utilities.

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

In 2010, factory shipments of major appliances totaled 61.5 million units in the U.S., an increase of 3.3% over 2009 shipments.

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

2.     Mercury, which easily enters the body through absorption, inhalation or ingestion, potentially causing neurological damage.  Mercury-containing components may be found in freezers, washers and ranges.

3.     Chlorofluorocarbon, hydrochlorofluorocarbon, and hydrofluorocarbon (collectively, “CFC”) refrigerants, which cause long-term damage to the earth’s ozone layer and may contribute to global climate change.  Refrigerators, freezers, room air conditioners and dehumidifiers commonly contain CFC refrigerants.

4.     CFCs having a very high ozone-depletion potential that may also be used as blowing agents in the polyurethane foam insulation of refrigerators and freezers.

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

In addition to these solid waste management and environmental issues, energy conservation is another compelling reason for proper disposal of old appliances.  Refrigerators manufactured today consume about one-third as much electricity as those manufactured 30 years ago and about half as much as the typical unit manufactured before 1993. Additionally, the use of second refrigerators has grown steadily in the past two decades, leading to an increase in household energy consumption. Every year, approximately 10 percent of households purchasing new refrigerators keep their old units, increasing the base of second units by 800,000 to 1 million units annually.  Approximately twenty-seven percent of all U.S households currently have a second refrigerator, a rate that is growing at 1 percent per year.

Utilities have become important participants in dealing with energy inefficient appliances as a way of reducing peak demand on their systems and avoiding the capital and environmental costs of adding new generating capacity.  To encourage the permanent removal of energy inefficient appliances from use, many electric utility companies sponsor programs through which their residential customers can retire working refrigerators, freezers and room air conditioners.  Utility companies often provide assistance and incentives for consumers to discontinue use of a surplus appliance or to replace their old, inefficient appliances with newer, more efficient models.  To help accomplish this, some utilities offer appliance replacement programs for some segments of their customers, through which older model kitchen and laundry appliances are recycled and new highly efficient ENERGY STAR® units are installed.

The EPA has been supportive of efforts by electric utilities and other entities that sponsor appliance recycling programs to ensure that the collected units are managed in an environmentally sound manner.  In October 2006, the EPA launched the Responsible Appliance Disposal (“RAD”) Program, a voluntary partnership program designed to help protect the ozone layer and reduce emissions of greenhouse gases.  Through the program, RAD partners use best practices to recover ozone-depleting chemicals and other harmful materials from old refrigerators, freezers, room air conditioners and dehumidifiers. In 2010, ApplianceSmart became the first independent retailer in the country to become a RAD partner. Because of our appliance recycling expertise, we were active participants in helping to design the RAD program and currently submit annual reports to the EPA to document the environmental benefits our utility customers that are RAD partners have achieved through their recycling programs.

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

Appliance Recycling for Energy Efficiency Programs

In 1989, we began contracting with electric utility companies to provide turnkey appliance recycling services to support their energy conservation efforts.  Since that time, we have provided our services to almost 250 utilities throughout the North America.  Some of our current major contracts include:

1.     Southern California Edison to handle refrigerator and freezer recycling operations in 75 percent of their service territory.

2.     San Diego Gas & Electric to provide refrigerator, freezer and room air conditioner recycling services for their residential and small commercial customers.

3.     Southern California Public Power Authority (“SCPPA”), which sponsors a program to replace and recycle old, inefficient refrigerators for a certain segment of their customers.  We currently perform these services for all participating members of SCPPA, including the Los Angeles Department of Water and Power.

4.     Ontario Power Authority (“OPA”) in Ontario, Canada, to recycle refrigerators, freezers and room air conditioners throughout the province.  The program is administered by OPA and managed by more than seventy local electric distribution companies.

We also have contracts to recycle, or to replace and recycle, appliances for 175 other utilities across North America.

In the past several years, we have seen a heightened interest from sponsors of energy efficiency initiatives that recognize the effectiveness recycling and replacing energy inefficient appliances.  We are aggressively pursuing electric utilities, public housing authorities and energy efficiency management companies in 2011 and expect that we will continue to submit proposals for various new appliance recycling and replacement programs throughout the year.  However, we still have a limited ability to project revenues from new utility programs.  We cannot predict recycling volumes or if we will be successful obtaining new contracts in 2011.

ApplianceSmart Factory Outlets

As of March 2011, ApplianceSmart was operating nineteen factory outlets: six in the Minneapolis/St. Paul market; one in Rochester, Minn.; four in the Columbus, Ohio, market; six in the Atlanta market; and two in the San Antonio, Texas, market.  We are a major household appliance retailer with two main channels: the latest models of new product, and new special-buy appliances, which include prior-year models, close-outs, factory overruns and scratch-and-dent units.  One example of special-buy product involves manufacturer redesign, in which a current model is updated to include a few new features and is then assigned a new model number.  Because the major manufacturers—primarily Whirlpool, General Electric and Electrolux—ship only the latest models to retailers, a large quantity of the older model remains in the manufacturer’s inventory.  Special-buy appliances typically are not integrated into manufacturers’ normal distribution channels and require a different method of management, which we provide.

For many years, manufacturers relied on small appliance dealers to buy this product to sell in their stores.  However, today these small retailers are struggling to compete with large appliance chains: in 2010, the 10 largest retailers of major appliances accounted for more than 84 percent of the sales volume.  At the same time, the expansion of big-box retailers that sell appliances has created a dramatic increase in the number of special-buy units, further straining the traditional outlet system for these appliances.  Because these special-buy appliances have value, manufacturers and retailers need an efficient management system to recover their worth.

Manufacturer Supply

We have entered into contracts for purchasing new appliances that we sell at our ApplianceSmart Factory Outlets or provide for utility appliance replacement programs.  These contracts, which have been extended through 2011, are with the following five major manufacturers:

1.     Whirlpool

2.     General Electric

3.     Electrolux

4.     Danby

5.     Bosch

There are no guarantees on the number of units that any of the manufacturers will sell us; however, we believe that purchases from these five manufacturers will provide an adequate supply of high-quality appliances for our ApplianceSmart Factory Outlets and appliance replacement programs.

Key components of our current agreements include:

1.     We have no guarantees for the number or type of appliances that we have to purchase.

2.     The agreements may be terminated by either party with 30 days’ prior written notice.

3.     We have agreed to indemnify certain manufacturers for certain claims, allegations or losses concerning the appliances we sell.

Regional Processing Centers

On October 21, 2009, we entered into an Appliance Sales and Recycling Agreement (the “Agreement”) with General Electric Company acting through its GE Consumer & Industrial business.  Under the Agreement, GE sells all of its recyclable appliances generated in six states in the northeastern United States to us, and we collect, process and recycle such recyclable appliances.  The Agreement requires that we will only recycle, and will not sell for re-use or resale, the recyclable appliances purchased from GE.  We established a regional processing center (“RPC”) in Philadelphia, Pennsylvania, at which the recyclable appliances are processed.  The term of the Agreement is for a period of six years from the first date of collection of recyclable appliances, which was March 31, 2010.

In connection with the Agreement described above, we entered into a Joint Venture Agreement with 4301 Operations, LLC, (“4301”) to establish and operate a Regional Processing Center.  4301 has substantial experience in the recycling of major household appliances and has contributed their existing business to the joint venture.  Under the Joint Venture Agreement, the parties formed a new entity known as ARCA Advanced Processing, LLC and each party has a 50% interest in AAP.  If additional RPCs are established, AAP has the right to establish the next two RPCs and will have a right of first refusal to establish subsequent RPCs.  We contributed $2.0 million to the joint venture and 4301 contributed their equipment and existing business to the joint venture.  The joint venture commenced operations on February 8, 2010.

The Agreement requires us to purchase and install UNTHA Recycling Technology (“URT”) equipment, for which we are the exclusive North American distributor, to enhance the capabilities of the RPC in Philadelphia.  We have purchased the URT equipment and are nearing the completion of its installation.  We expect the URT system to be operational for recycling refrigerators and freezers in the second quarter of 2011.

Subsidiaries

ARCA Canada Inc., a Canadian corporation, is a wholly-owned subsidiary.  ARCA Canada was formed in September 2006 to provide turnkey recycling services for electric utility energy efficiency programs.  ARCA California, Inc., a California corporation, is a wholly-owned subsidiary.  ARCA California was formed in November 1991 to provide turnkey recycling services for electric utility energy efficiency programs.

ARCA Advanced Processing, LLC, a Minnesota corporation, is a variable interest entity that we consolidate in our financial statements because we have the ability to significantly influence the economic performance of the entity through our contractual agreement with GE.  AAP was formed in October 2009 to operate a regional processing and recycling center and commenced operations in February 2010.

Growth Strategy

Larger factory outlet facilities offer consumers a wider selection of appliances than smaller stores do and are more efficient for us to operate.  For these reasons, we intend to continue to focus our retail sales operations on larger facilities.  We would consider opening new stores primarily in markets in which we currently have operations to benefit from operational and marketing efficiencies of scale.  However, we will also study other major consumer markets throughout the United States with the possibility of expanding our retail stores to new markets.  We evaluate demographic, economic and financial information as well as the facility and proposed lease terms when considering a new store location.  At the end of August 2009, we closed one store in San Antonio, Texas, when the facility lease expired, and closed and vacated our ApplianceSmart Factory Outlet store in Stockbridge, Georgia.  We continue to evaluate factory outlet stores and markets and address underperforming stores with a range of outcomes from expense reductions to store closings.  We do not anticipate opening any additional factory outlet stores in 2011.

We continue to see interest from sponsors of energy efficiency programs across the country that recognize the effectiveness of recycling energy inefficient appliances.  At times, program sponsors may also choose to assist their customers in replacing these inefficient appliances with new, highly efficient ENERGY STAR® models.  We are aggressively pursuing this segment of customers in 2011 and expect that we will continue to submit proposals for various new appliance recycling and replacement programs.

In 2008, we entered into an agreement to become the exclusive North American distributor for UNTHA Recycling Technology, one of the world’s leading manufacturers of technologically advanced refrigerator recycling systems and recycling facilities for electrical household appliances and electronic scrap.  In addition to marketing these systems to the recycling industry, we have installed a URT system in our Philadelphia regional processing center and expect it to be fully operational in the second quarter of 2011.

In 2011 AAP is focusing on refining and improving our business with GE at our Philadelphia recycling facility.  To position AAP to respond to what we believe will be strong opportunities for expansion in future years with GE and other potential partners, we are concentrating on optimizing our operations by completing the installation of the URT materials recovery system during the second quarter of 2011.  Not only will the URT system allow us to expand our recycling capabilities to attract new business, it is also a critical component in our strategy to grow our revenue stream in 2011 while improving our margins.

Customers and Source of Supply

We offer reverse logistics services to manufacturers and retailers that need an efficient way to manage appliances that fall outside their normal distribution and sales channels.  We also provide services for electric utility companies and other sponsors of energy efficiency initiatives that offer their customers appliance recycling and replacement programs as energy conservation measures.

Appliance Manufacturers:  We work with appliance manufacturers, including Whirlpool, GE, Electrolux, Bosch and Danby, to acquire the product we sell at our ApplianceSmart Factory Outlet.  We purchase new, special-buy appliances, such as discontinued models and factory overruns, and sell the product at a significant discount to full retail prices.  In addition, our participation in a national buying cooperative enables us to purchase the latest models of new appliances to fill out our mix of product.

Although we believe that our current sources for appliances are adequate to supply our retail stores and allow us to grow our sales, we face the risk that one or more of these sources could be lost.

Electric Utility Companies:  We contract with utility companies and other sponsors of energy efficiency programs to provide a full range of appliance recycling and replacement services to help them achieve their energy savings goals.  The contracts usually have terms of one to three years, with provisions for renewal at the option of the utility.  Under some contracts, we manage all aspects, including advertising, of the appliance recycling or replacement program.  Under other contracts, we provide only specified services, such as collection and recycling.

Our contracts with electric utility customers prohibit us from repairing and selling appliances or appliance parts we receive through their programs.  Because the intent of the program is to conserve electricity, we have instituted tracking and auditing procedures to assure our customers that those appliances do not return to use.

Our pricing for energy efficiency program contracts is on a per-appliance basis and depends upon several factors, including:

1.     Total number of appliances expected to be processed and/or replaced.

2.     Length of the contract term.

3.     Specific services the utility selects us to provide.

4.     Market factors, including labor rates and transportation costs.

Currently, we have contracts to provide recycling services for 179 utilities in 2011.

Company Operations

We provide a full range of appliance recycling support services for energy efficiency programs in North America.  We also purchase major appliances, primarily from appliance manufacturers, to sell through our ApplianceSmart Factory Outlets.

Many of the appliances we receive from manufacturers are still in the factory carton and ready to sell.  Other appliances need repair or cosmetic work before we deliver them to our ApplianceSmart Factory Outlet stores.  All appliances we sell are new, under factory warranty and covered by a 100-percent money-back guarantee.  We also offer extended warranties, appliance delivery, factory-trained technician service and free recycling of customers’ replaced appliances.

Appliances that do not meet our quality standards for sale at our ApplianceSmart Factory Outlets and appliances collected through utility customers’ energy conservation programs must be recycled to prevent re-use.  We process and recycle these units using environmentally sound systems and techniques.

In our recycling operation, our Company-trained technicians first inspect and categorize each appliance to identify the types of hazardous materials it contains.  We then process the appliances to remove and manage the environmentally hazardous substances according to all federal, state and local regulations.  Plastics and other recyclable components are managed by materials recyclers, and we deliver the processed appliance shells to local scrap processing facilities, where they shred and recycle the metals.

At our Philadelphia recycling center, which is operated through the joint venture ARCA Advanced Processing, we recycle appliances from a six-state region for GE.  We process the appliances according to the procedures described above to remove environmentally damaging components and substances.  Beginning in the second quarter of 2011, we will also be able to process refrigerators and freezers in the URT system to recover the CFCs in polyurethane foam insulation that cause global warming and ozone depletion.

We enter 2011 serving 179 electric utility companies.  We are aggressively pursuing additional utility customers, but have a limited ability to project revenues from new utility programs in 2011.  We cannot predict recycling or replacement volumes or if we will be successful obtaining new contracts.

We have focused on a carefully managed growth plan to strengthen our retail segment.  We opened four new factory outlets in 2008 and one in 2009, closed one underperforming factory outlet in the Atlanta market and one store in San Antonio when the facility lease expired in the third quarter of 2009, and currently operate nineteen factory outlets in strategic markets throughout the U.S.  We continue to evaluate factory outlet stores and markets and address underperforming stores with a range of outcomes from expense reductions to store closings.  We do not anticipate opening any additional factory outlet stores in 2011.  We will also continue to seek additional sources of product to supply our stores with a wide selection of appliances.

Principal Products and Services

We generate revenues from three sources: retail, recycling and byproduct.  Retail revenues are generated through the sale of new appliances at our ApplianceSmart Factory Outlets.  Recycling revenues are generated by charging fees for collecting and recycling appliances for utilities and other sponsors of energy efficiency programs.  Replacement revenues are generated through the sale of new ENERGY STAR® appliances to utility companies for installation in the homes of a specific segment of their customers.  Byproduct revenues are generated by selling scrap materials, such as metal and plastics, and reclaimed refrigerants from appliances we collect and recycle, including those from our ApplianceSmart stores.

The table below reflects the percentage of total revenues from each source for the past two fiscal years.  See also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2010	2009
Retail	66.2%	74.1%
Recycling	21.1%	22.5%
Byproduct	12.7%	3.4%
	100.0%	100.0%

During fiscal years 2010 and 2009, we operated two reportable segments: retail and recycling.  The retail segment is comprised of sales generated through our ApplianceSmart Factory Outlets.  Our recycling segment includes all fees charged for collecting, recycling and installing appliances for utilities and other customers and includes byproduct revenue, which is generated primarily through the recycling of appliances.  In 2010, we consolidated AAP in our financial statements.  Sales generated by AAP are included in byproduct revenues in our recycling segment.  Financial information about our segments is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 15 of “Notes to Consolidated Financial Statements.”

Sales and Marketing

We use a variety of methods to promote awareness of our products and services.  We believe that we are recognized as a leader in the recycling industry and in special-buy appliance retailing.

Our ApplianceSmart Factory Outlet store concept includes establishing large showrooms in metropolitan locations where we can offer consumers a selection of hundreds of appliances at each of our stores.  Our visual branding consists of ample display of product, manufacturers’ signage and custom-designed ApplianceSmart materials in red, white and blue.  We advertise our stores mainly through print media, television, radio and direct mail.  Through www.ApplianceSmart.com, consumers can also learn more about us on the Internet.

To evaluate the effectiveness of ApplianceSmart’s advertising venues and messages, we engaged a consulting group in 2010 to help us analyze our branding and marketing efforts.  As a result of our findings, we tested revamped branding and advertising messages in select stores in late 2010.   Because of the positive response from consumers, we will roll out the new advertising strategies and messages in all of our markets in 2011.

We market our services to electric utility companies and other sponsors of energy efficiency programs by contacting prospective customers directly, delivering educational presentations at conferences for energy efficiency professionals, participating in utility industry trade shows, networking with key affiliates of electric power and environmental associations, and promoting our corporate website at www.arcainc.com.  We submit sales proposals for our services to interested parties and in response to requests for bid.

Seasonality

We experience some seasonality in retail revenues, with revenues in the second and third calendar quarters being slightly higher than revenues in the first and fourth calendar quarters.

Utility promotional activities are generally strong during the second and third calendar quarters, leading to higher customer demand for services during that time period.  As a result, we experience a surge in business during the second and third calendar quarters, which declines through the fourth and first calendar quarters until advertising activities resume.

Competition

Our retail competition comes mainly from new-appliance and other special-buy retailers.  Each ApplianceSmart Factory Outlet competes with local and national retail appliance chains, as well as with independently owned retailers.  Many of these retailers have been in business longer than we have and may have significantly greater assets.

Many factors, including obtaining adequate resources to create and support the infrastructure required to operate large-scale appliance recycling programs, affect competition in the appliance recycling industry.  We generally compete for contracts with several other national appliance recycling businesses and energy services management companies.  We also compete with small hauling or recycling companies based in the program’s service territory.  Many of these companies, including used-appliance dealers, that call themselves “appliance recyclers” resell in the secondary market a percentage of the appliances they accept for recycling.  The unsalable units may not be properly processed to remove environmentally harmful materials because these companies do not have the capability to offer the full range of services that we provide.

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

In 2009, our President and Chief Executive Officer, Edward R. (Jack) Cameron, was selected to represent the appliance recycling industry in the Climate Action Reserve’s 23-member workgroup that was tasked with developing the U.S. Ozone-Depleting Substances (ODS) Project Protocol for the Destruction of Domestic High Global Warming Potential (GWP) Ozone-Depleting Substances.  The Climate Action Reserve is a national offsets program working to ensure integrity, transparency and financial value in the U.S. carbon market.  The protocol, which was issued on February 3, 2010, provides guidance to account for, report and verify greenhouse gas (GHG) emission reductions associated with destruction of high global warming potential ODS that would have otherwise been released to the atmosphere, including ODS used in both foam and refrigerant applications.

Our retail stores obtain all business licenses, sales tax licenses and permits required for their locations.  Our delivery and service vehicles comply with all Department of Transportation licensing requirements. In addition, in 2010 ApplianceSmart became the first independent retailer in the country to partner with the U.S. EPA in the Responsible Appliance Disposal (RAD) program. Through RAD, partners commit to employing best environmental practices to reduce emissions of ozone-depleting substances and greenhouse gases through the proper disposal of refrigeration appliances at end of life.  RAD partners report program results to the EPA annually to help quantify climate protection efforts.

Although we believe that further governmental regulation of the appliance recycling industry could have a positive effect on us, we cannot predict the direction of future legislation.  Under some circumstances, for example, further regulation could materially increase our operational costs.  In addition, under some circumstances we may be subject to contingent liabilities because we handle hazardous materials.  We believe we are in compliance with all government regulations regarding the handling of hazardous materials, and we have environmental insurance to mitigate the impact of any potential contingent liability.

Employees

At March 3, 2011 we had 366 full-time employees and 15 part-time employees, distributed approximately as follows:

1.   57% of our employees, including management, provide customer service, appliance collection, transportation and processing services at our recycling centers.

2.   33% of our employees, including management, work in our factory outlet stores.

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

Our growth strategy includes opening new retail stores.  We evaluate demographic, economic and financial information in considering a new store location.  We look primarily in markets where we currently have operations to benefit from additional operational and marketing efficiencies of scale.  New stores take time to become profitable; we cannot assure you that any individual current or future store will attain or maintain projected profitability.  We incurred retail segment operating losses of $0.8 million and $4.2 million in 2010 and 2009, respectively.  We have historically experienced improvement in our retail segment as our stores have become established.  However, the current consumer cutback in spending related to the purchase of major household appliances has negatively impacted our retail segment profits.  Our full financial information is set out in the consolidated financial statements and related notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

A large percentage of our revenues is derived from retail sales.  However, we expect recycling and byproduct revenues as a percentage of total revenues will continue to rise in the future.

Most of our revenues are derived from retail sales of appliances at our ApplianceSmart Factory Outlet stores.  We currently operate nineteen ApplianceSmart Factory Outlet stores.  Retail revenues have lower profit margins than recycling revenues. While we believe that our future economic results will be heavily dependent on our retail stores, we are continuing to see interest in recycling and replacement programs and are pursuing opportunities with providers of energy efficiency services.  In fiscal years 2010 and 2009, approximately 66% and 74%, respectively, of our revenues were from retail sales.  We believe that recycling and byproduct revenues will grow faster than retail revenues as we continue to add new recycling contracts and as a result of the impact of our recycling agreement with GE.

We currently purchase product for resale from a limited number of suppliers.

We purchase the majority of our inventory for resale from three main suppliers.  While we believe that our relationships with our vendors are strong, the loss of one of these suppliers could have a negative impact on the amount and mix of product that we would be able to offer for sale, which could adversely affect our revenues and profitability.

Our revenues from recycling contracts are very difficult to project and the loss of major recycling contracts could adversely impact our profits.

In the past, our business was dependent largely upon our ability to obtain new contracts and continue existing contracts for appliance recycling services with utility companies.  Contracts with these entities generally have initial terms of one to three years, with renewal options and early termination clauses.  Although we have experienced an increase in the number of utility companies requesting bids for upcoming appliance recycling programs, we are still dependent on certain customers for a large portion of our revenues.  Generally, recycling revenues have a higher gross profit than retail revenues.

Three of our major utility customers, Southern California Edison Company, Ontario Power Authority and Southern California Public Power Authority, collectively accounted for approximately 13% and 17% of our total revenues for 2010 and 2009, respectively.  The loss or material reduction of business from any of these major customers could adversely affect our net revenues and profitability.  However, we believe we will continue to add new recycling contracts in 2011 and beyond.

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

We have formed a 50/50 joint venture, ARCA Advanced Processing, LLC, to operate the initial Regional Processing Center under our contract with GE.  AAP was formed in October 2009 and commenced operations in February 2010.  For the fiscal year ended January 1, 2011, AAP reported a net loss of $121,000.  AAP is subject to all of the risks associated with a new venture, including the potential for unanticipated expenses, difficulties and delays frequently encountered in connection with the start-up of new businesses, and the competitive environment in which AAP will operate.  There is no assurance that AAP will achieve profitable operations.  Each additional RPC that may be established in the future will also be subject to the risks associated with a new venture.

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

The volume of appliances under the contract with GE is not guaranteed, although we receive all of their recyclable appliances generated in six states in the northeastern United States.  The contract with GE is terminable on 60-day notice if a material breach occurs and is not cured.

The operations of AAP and the initial RPC will be materially dependent on the volume of appliances from GE.  However, GE has not guaranteed any specific volume of appliances under the contract.  Also, the RPC will need significant volume in addition to the volume from GE to operate successfully.  The contract with GE is for a period of six years from the first date of collection, which was March 31, 2010, of recyclable appliances from GE’s northeast delivery area, but may be terminated earlier by either party if the other party is in material breach of the contract and does not cure the breach within sixty (60) days after receiving written notice from the other party.

We may need new capital to fully execute our growth strategy.

Our business involves providing comprehensive, integrated appliance recycling services and developing a chain of retail stores.  This commitment will require a significant continuing investment in capital equipment and leasehold improvements and could require additional investment in real estate.

Our total capital requirements will depend on, among the other things discussed in this annual report, the number of recycling centers and the number and size of retail stores operating during 2011.  Currently, we have nineteen retail stores and ten recycling centers, including AAP, in operation.  If our revenues are lower than anticipated, our expenses are higher than anticipated or our line of credit cannot be maintained, we will require additional capital to finance our operations.   In addition, we may need to provide additional capital to AAP to fund its operation.  Even if we are able to maintain our line of credit, we may need additional equity or other capital in the future.  Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (including the issuance of Preferred Stock) or other securities.  We cannot assure you that any additional sources of financing or new capital will be available to us, available on acceptable terms, or permitted by the terms of our current debt.  In addition, if we sell additional equity to raise funds, all outstanding shares of Common Stock will be diluted.

A decline in general economic conditions has led to reduced consumer demand for our products and had an adverse effect on our liquidity and profitability.

Since purchases of our merchandise are largely dependent upon discretionary spending by our retail customers, our financial performance is sensitive to changes in overall economic conditions that affect consumer spending.  Consumer spending habits are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, gasoline prices, consumer confidence, and consumer perception of economic conditions.  A slowdown in the United States economy and uncertainty as to the economic outlook has reduced discretionary spending and caused a shift in consumer discretionary spending to other products during fiscal years 2010 and 2009.  These factors may likely cause us to delay or slow our expansion plans, may result in reduced sales and could potentially result in excess inventories in 2011.  This may, in turn, lead to increased merchandise markdowns and related costs associated with higher levels of inventory that could adversely affect our liquidity and profitability in 2011.

Our market share may be adversely impacted at any time by a significant number of competitors.

Competition for our retail stores comes primarily from retailers of new and special-buy appliances.  Each of our locations will compete not only with local and national chains of new-appliance retailers, many of whom have been in business longer than we have and who may have significantly greater assets, but will also be required to compete with numerous independently owned retailers of used appliances.

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

Our lender has the right to demand payment in full of the borrowings under our line of credit in the event of a default.  If it were to do so, we would not be able to pursue our growth strategy and our operations would be severely limited unless and until new financing was obtained.

On January 24, 2011, we entered with PNC Bank, National Association (“PNC”) into a Revolving Credit, Term Loan and Security Agreement, (“PNC Credit Agreement”) that provides us with a $15.0 million revolving line of credit and a $2.55 million term loan.  The PNC Credit Agreement has a stated maturity date of January 24, 2014, if not renewed.  The PNC Credit Agreement is collateralized by a security interest in substantially all of our assets, and PNC is also secured by an inventory repurchase agreement with Whirlpool Corporation for Whirlpool purchases only.  We also issued a $0.8 million letter of credit in favor of Whirlpool Corporation.  The PNC Credit Agreement requires, starting with the fiscal quarter ending April 2, 2011 and continuing at the end of each fiscal quarter thereafter, that we meet a minimum fixed charge coverage ratio of 1.10:1.00, measured on a trailing twelve-month basis.  The PNC Credit Agreement limits investments we can purchase, the amount of other debt we can incur and the amount we can spend on fixed assets, along with prohibiting the payment of dividends.  On March 14, 2011, borrowings of $8.6 million were outstanding under the revolving line of credit, and we had unused borrowing capacity of $3.2 million.

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

We have ongoing litigation surrounding the sale of our St. Louis Park facility and we cannot predict the outcome of the appeal.  If we lose the case on appeal it could adversely impact our financial position and results of operations.

In December 2009, a lawsuit was commenced against us in the Fourth Judicial District Court of Hennepin County, Minnesota, by RKL Landholdings, LLC and Emad Y. Abed (“Plaintiffs”), alleging that we breached an agreement to sell our St. Louis Park, Minnesota, property to the Plaintiffs.  We sold this property to a third party in September 2009, have received the proceeds from the sale and are currently leasing the property from such third party.  Edward R. (Jack) Cameron, our Chief Executive Officer, was also named as a defendant in the lawsuit.  The Plaintiffs’ claims were based on a Purchase Agreement and extensions thereto between the Plaintiffs and us, which Purchase Agreement and extensions had expired by their own terms.  The Plaintiffs asserted various claims, including promissory estoppel, unjust enrichment, conversion, fraud, tortious interference with prospective advantage, and breach of contract.  On August 6, 2010, the Hennepin County District Court

entered a summary judgment in favor of Mr. Cameron and us and dismissed all of the Plaintiffs’ claims.  The Plaintiffs have appealed the Court’s ruling and we believe the summary judgment will be upheld on appeal.

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

Currently, Edward R. (Jack) Cameron, Chairman and Chief Executive Officer, beneficially owns approximately 6.5% of our Common Stock.  Our officers and directors together beneficially hold approximately 9.4% of our Common Stock.  Medallion Capital, Inc. owns approximately 9.0% of our outstanding common shares.  Perkins Capital Management, Inc. owns approximately 15.4% of our outstanding common shares.  Norman and Sandra Pessin own approximately 9.0% of our outstanding common shares.  Because of such ownership, our management and principal shareholders may be able to significantly affect our corporate decisions, including the election of the Board of Directors.

ITEM 2.             PROPERTIES

Our executive offices are located in Minneapolis, Minnesota, in a leased facility that includes approximately 11 acres of land.  The building contains approximately 126,000 square feet, consisting of 27,000 square feet of office space, 66,000 square feet of operations and processing space, and 33,000 square feet of retail space (as identified below with an opening date of June 1998). We also own and use a building in Compton, California, with 11,000 square feet of office space and 35,000 square feet of warehouse and processing space.  Our building in Compton, California, serves as collateral securing the outstanding term loan.

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

We operate ten processing and recycling centers.  One is located in the facility that we own in California.  Eight are leased facilities operated by us in Oakville, Ontario; St. Louis Park, Minnesota; Hilliard, Ohio; Austin, Texas; Springfield, Illinois; Commerce City, Colorado; Kent, Washington; and Morrisville, North Carolina.  Our recycling centers typically range in size from 6,000 to 42,000 square feet.  We are also operating a processing and recycling center located in Philadelphia, Pennsylvania, through a joint venture agreement.  The joint venture, ARCA Advanced Processing, LLC leases a 52,600 square foot facility.

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

In December 2009, a lawsuit was commenced against us in the Fourth Judicial District Court of Hennepin County, Minnesota, by RKL Landholdings, LLC and Emad Y. Abed (“Plaintiffs”), alleging that we breached an agreement to sell our St. Louis Park, Minnesota, property to the Plaintiffs.  We sold this property to a third party in September 2009, have received the proceeds from the sale and are currently leasing the property from such third party.  Edward R. (Jack) Cameron, our Chief Executive Officer, was also named as a defendant in the lawsuit.  The Plaintiffs’ claims were based on a Purchase Agreement and extensions thereto between the Plaintiffs and us, which Purchase Agreement and extensions had expired by their own terms.  The Plaintiffs asserted various claims, including promissory estoppel, unjust enrichment, conversion, fraud, tortious interference with prospective advantage, and breach of contract.  On August 6, 2010, the Hennepin County District Court entered a summary judgment in favor of Mr. Cameron and us and dismissed all of the Plaintiffs’ claims.  The Plaintiffs have appealed the Court’s ruling and we believe the summary judgment will be upheld on appeal.

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

	High	Low
2010
First Quarter	$3.50	$2.10
Second Quarter	3.90	2.69
Third Quarter	3.25	2.09
Fourth Quarter	3.83	3.02

2009
First Quarter	$3.65	$1.06
Second Quarter	2.74	1.62
Third Quarter	2.80	1.36
Fourth Quarter	2.32	1.93

On March 14 2011, the last reported sale price of our Common Stock on the NASDAQ Capital Market was $3.87 per share.  As of March 14, 2011, there were approximately 800 beneficial holders of our Common Stock.

We have not paid dividends on our Common Stock and do not presently plan to pay dividends on our Common Stock for the foreseeable future.  Our line of credit prohibits payment of dividends.

Information concerning securities authorized for issuance under equity compensation plans is included in Part III, Item 12 of this report.

ITEM 6.             SELECTED FINANCIAL DATA

The selected financial information set forth below has been derived from our consolidated financial statements and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal years of 2010 and 2009 and “Item 8. Financial Statements and Supplementary Data.” All data is in thousands except per common share data.  The data for 2006-2007 has been restated to reflect the impact of the discontinued operations of our NAACO and PDN subsidiaries.

Fiscal Years Ended	2010	2009	2008	2007	2006

Statements of Operations:
Total revenues	$108,162	$101,269	$110,971	$99,754	$76,857
Gross profit	$32,899	$28,377	$35,610	$32,511	$23,613
Operating income (loss)	$3,069	$(2,161)	$4,035	$4,142	$(959)
Income (loss) from continuing operations	$2,009	$(3,338)	$1,864	$2,476	$(1,257)
Net income (loss) attributable to controlling interest	$2,009	$(3,338)	$360	$2,539	$(1,409)

Basic income (loss) from continuing operations per common share	$0.38	$(0.73)	$0.41	$0.56	$(0.29)
Basic income (loss) per common share	$0.38	$(0.73)	$0.08	$0.58	$(0.33)
Diluted income (loss) from continuing operations per common share	$0.37	$(0.73)	$0.41	$0.55	$(0.29)
Diluted income (loss) per common share	$0.37	$(0.73)	$0.08	$0.57	$(0.33)

Basic weighted average number of common shares outstanding	5,267	4,578	4,571	4,400	4,335
Diluted weighted average number of common shares outstanding	5,491	4,578	4,612	4,475	4,335

Balance Sheet:
Working capital	$1,331	$3,719	$5,772	$5,126	$3,026
Total assets	$39,864	$31,450	$37,415	$35,532	$23,913
Long-term liabilities	$3,841	$4,481	$5,412	$5,215	$5,377
Shareholders’ equity	$10,208	$5,643	$7,989	$7,262	$4,142
Total equity	$12,147	$5,643	$7,989	$7,262	$4,142

Selected Quarterly Financial Data

The following table sets forth certain unaudited quarterly financial data for the eight quarters ended January 1, 2011.  In our opinion, the unaudited information set forth below has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth herein.  The operating results for any quarter are not indicative of results for any future period.  All data is in thousands except per common share data.

	Fiscal 2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total revenues	$27,267	$28,210	$27,338	$25,347
Gross profit	$8,036	$8,668	$8,861	$7,334
Operating income	$394	$1,063	$1,318	$294
Net income	$80	$641	$922	$305
Net income attributable to controlling interest	$102	$719	$885	$303

Basic income per common share	$0.02	$0.13	$0.16	$0.06
Diluted income per common share	$0.02	$0.13	$0.16	$0.05

Basic weighted average number of common shares outstanding	4,588	5,493	5,493	5,493
Diluted weighted average number of common shares outstanding	4,779	5,718	5,686	5,741

	Fiscal 2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total revenues	$26,158	$25,392	$26,005	$23,714
Gross profit	$6,329	$7,585	$8,493	$5,970
Operating income (loss)	$(1,682)	$(144)	$855	$(1,190)
Net income (loss)	$(1,962)	$(411)	$416	$(1,381)
Net income (loss) attributable to controlling interest	$(1,962)	$(411)	$416	$(1,381)

Basic income (loss) per common share	$(0.43)	$(0.09)	$0.09	$(0.30)
Diluted income (loss) per common share	$(0.43)	$(0.09)	$0.09	$(0.30)

Basic weighted average number of common shares outstanding	4,578	4,578	4,578	4,578
Diluted weighted average number of common shares outstanding	4,578	4,578	4,578	4,578

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Item 6. Selected Financial Data” and “Item 8. Financial Statements and Supplementary Data.”  Certain information contained in the discussion and analysis set forth below and elsewhere in this annual report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risk and uncertainties.  In evaluating such statements, you should specifically consider the various factors identified in this annual report that could cause results to differ materially from those expressed in such forward-looking statements, including matters set forth in “Item 1A. Risk Factors.”

Overview

We are in the business of selling new major household appliances through a chain of Company-owned factory outlet stores under the name ApplianceSmart®.  We also provide turnkey appliance recycling and replacement services for electric utilities and other sponsors of energy efficiency programs.  We operate two reportable segments: retail and recycling.  The retail segment is comprised of income generated through our ApplianceSmart Factory Outlet stores, including a portion of our byproduct revenues from collected appliances.  Our recycling segment includes all fees charged and costs incurred for collecting, recycling and installing appliances for utilities and other customers and includes a significant portion of our byproduct revenue, which is primarily generated through the recycling of appliances.  As of January 1, 2011, we operated nineteen factory outlet stores.  Our nineteen factory outlet stores are located in convenient, high-traffic locations in Georgia, Minnesota, Ohio and Texas.  In 2009, we opened one new factory outlet store in Cumming, Georgia, terminated the lease and closed one store in Stockbridge, Georgia, and closed one store in San Antonio, Texas, when the lease expired.  As of January 1, 2011, we operated ten processing and recycling centers, which are located in California, Colorado, Illinois, Minnesota, North Carolina, Ohio, Pennsylvania, Texas, Washington and Ontario, Canada.  We are actively pursuing opportunities to support energy efficiency programs run by electric utility companies throughout North America.

Revenues and earnings in our recycling segment are impacted by seasonal variances, with the latter part of the first quarter and both the second and third quarters generally having higher levels of revenues and earnings.  This seasonality is due primarily to our utility customers supporting more marketing and advertising during the spring and summer months.  Our customers tend to promote the recycling programs more aggressively during the warmer months because they believe more people want to clean up their garages and basements during that time of the year.  However, some customers have shifted to marketing their appliance recycling programs year-round.

In 2009, we had a heightened focus on carefully managing our expenses in both of our operating segments, along with controlling our corporate general and administrative expenses.  In 2010, we continued to concentrate on managing our costs in relation to the revenues we generated, which helped to improve our overall gross margins in both segments of our business.  However, we also capitalized on opportunities to expand our recycling business in 2010 and signed twelve appliance recycling contracts with electric utility customers.  In addition, we renewed all of our existing contracts that were due to expire during the year, many of which are multi-year agreements.

Along with expanding our core appliance recycling business with electric utility companies, we commenced operations at ARCA Advanced Processing, LLC in February 2010.  AAP provides appliance recycling services for General Electric, acting through its GE Consumer & Industrial business component.  We signed an agreement with GE in October 2009 to provide these services.

Our retail segment, operating under the name of ApplianceSmart, is similar to many other retailers in that it is seasonal in nature.  Historically, the fourth quarter is our weakest quarter in terms of both revenues and earnings.  We believe this is primarily because the fourth quarter includes several holidays during which consumers tend to focus less on purchasing major household appliances.  In 2010, we continued to streamline our retail operations where appropriate, with an emphasis on improving profitability.  Marketing was also enhanced to rebrand ApplianceSmart and we continue to evaluate our overall marketing and the advertising channels we use, including the internet.

We monitor country-specific economic factors such as retail trends, consumer confidence, manufacturing by the major appliance companies, sales of existing homes and mortgage interest rates as key indicators of industry demand, particularly in our retail segment.  Competition in the home appliance industry is intense in the four markets we serve.  This includes competition from not only independent retailers, but also from such major retailers as Sears, Best Buy, Home Depot and Lowe’s.  We also closely monitor the metals and various other scrap markets because of the type of components recovered in our recycling process.  This includes monitoring the American Metals Market and the regions throughout the U.S. where we have our recycling centers.

We believe the outlook for our recycling segment remains strong in 2011 and beyond.  Electric utility companies throughout the United States continue to support and add appliance recycling programs as part of their broader demand side management energy efficiency programs.  However, we also believe the outlook for our overall recycling segment is strong because of the relationship that we built with GE.  As a result, we believe we will be able to continue to expand our recycling customer base.  We are encouraged by the overall financial improvement in our retail segment.  However, because of the continued cutback in consumer spending and decline in the housing market, we do not plan on expanding our retail stores in 2011 but rather will focus on the stores that currently exist.

Fiscal Year.  We report on a 52- or 53-week fiscal year.  Our 2010 fiscal year (“2010”) ended on January 1, 2011 and included 52 weeks.  Our 2009 fiscal year (“2009”) ended on January 2, 2010 and included 52 weeks.

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

Variable Interest Entity.  On October 21, 2009, we entered into an Appliance Sales and Recycling Agreement (the “Agreement”) with General Electric Company acting through its GE Consumer & Industrial business.  Under the Agreement, GE sells all of its recyclable appliances generated in six states in the northeastern United States to us, and we collect, process and recycle such recyclable appliances.  The Agreement requires that we will only recycle, and will not sell for re-use or resale, the recyclable appliances purchased from GE.  We established a regional processing center located in Philadelphia, Pennsylvania, through a joint venture agreement.  The joint venture, ARCA Advanced Processing, LLC, was formed in October 2009 between ARCA and 4301 Operations, LLC to support the Agreement.  Both ARCA and 4301 have a 50% interest in AAP.  The term of the Agreement is for six years from the first date of appliance collection, which was March 31, 2010.  AAP commenced operations in February 2010 and has the exclusive rights to service the Agreement as a subcontractor for us.  The financial position and results of operations of AAP are consolidated in our financial statements based on our conclusion that AAP is a variable interest entity and because we have the ability to significantly influence the economic performance of the entity through our contractual agreement with GE.  As of January 1, 2011, AAP was in the process of installing an UNTHA Recycling Technology materials recovery system for refrigerators and freezers to enhance the capabilities of the RPC.  We believe the URT system will be fully operational during the second quarter of 2011.

Investments.  On June 1, 2009, we completed a $0.3 million investment in Diagnostico y Administracion de Logistica Inversa, S.A. de C.V. (“DALI”), a Mexican company.  DALI is a joint venture that operates a refrigerator recycling program sponsored by the Mexican government.  Our investment represents a 32.7% ownership in the joint venture.  The DALI joint venture is accounted for under the equity method and is presented in the consolidated balance sheets as a component of other assets.  The results of the joint venture were immaterial for the fiscal years 2010 and 2009.  In December 2010, we concluded that our investment in DALI was impaired due to several factors that appeared to adversely affect the near-term prospects of DALI’s business.  As a result, we recorded an other-than-temporary impairment charge of $0.3 million.

Sale-Leaseback Transaction.  In September 2009, we completed an agreement to sell and lease back our St. Louis Park, Minnesota, facility.  The building is a 126,458-square-foot facility that includes our executive offices, a processing and recycling center, and a retail store.  Pursuant to the agreement entered into on August 11, 2009, we sold our St. Louis Park building to the purchaser for $4.6 million and leased the building back over an initial term of five years.  The sale of the building resulted in $2.0 million cash after payment of the outstanding mortgage and closing costs.  We used the net cash proceeds to pay down our line of credit.  In connection with the transaction, we recognized a deferred gain on the transaction of $2.4 million that is being amortized over the initial lease term.

Recent Developments.  On January 24, 2011, we entered with PNC Bank, National Association into a Revolving Credit, Term Loan and Security Agreement, that provides us with a $15.0 million revolving line of credit and a $2.55 million term loan.  The PNC Credit Agreement has a stated maturity date of January 24, 2014, if not renewed.  The PNC Credit Agreement is collateralized by a security interest in substantially all of our assets, and PNC is also secured by an inventory repurchase agreement with Whirlpool Corporation for Whirlpool purchases only.  We also issued a $0.8 million letter of credit in favor of Whirlpool Corporation.  The PNC Credit Agreement requires, starting with the fiscal quarter ending April 2, 2011 and continuing at the end of each fiscal quarter thereafter, that we meet a minimum fixed charge coverage ratio of 1.10:1.00, measured on a trailing twelve-month basis.  The PNC Credit Agreement limits investments we can purchase, the amount of other debt we can incur and the amount we can spend on fixed assets, along with prohibiting the payment of dividends.  In connection with the PNC Credit Agreement, we repaid our existing General Credit and Security Agreement dated August 30, 1996, as amended, with Spectrum Commercial Services and also repaid our existing mortgage with General Electric of $1.5 million which resulted in $1.0 million of additional borrowings under the revolving line of credit.  Also in connection with the PNC Credit Agreement, we guaranteed a $2.1 million loan between PNC (previously with Spectrum Commercial Services) and AAP.  The guarantee was provided by reducing the availability under the PNC Credit Agreement by $2.1 million until the loan is repaid by AAP.  The loan between PNC and AAP was repaid by AAP on March 10, 2011 as described below.

On March 10, 2011, ARCA Advanced Processing, LLC entered into three separate commercial term loans (“Term Loans”) with Susquehanna Bank, pursuant to the guidelines of the U.S. Small Business Administration 7(a) Loan Program.  The total amount of the Term Loans is $4.75 million, split into three separate loans for $2.1 million, $1.4 million and $1.25 million.  AAP intends to use the amount borrowed to repay $3.78 million of short-term debt and the remaining amount to repay ARCA for loans that are eliminated in the consolidated financial statements and for working capital purposes.  The Term Loan matures in ten years and the interest rate is Prime plus 2.75%.  The total monthly interest and principal payments are $53,700 and begin on July 1, 2011.  AAP will pay interest only between March 10, 2011 and June 30, 2011.

Results of Operations

The following table sets forth our consolidated financial data as a percentage of total revenues for the fiscal years 2010 and 2009:

	2010	2009
Revenues:
Retail	66.2%	74.1%
Recycling	21.1	22.5
Byproduct	12.7	3.4
Total revenues	100.0	100.0
Cost of revenues	69.6	72.0
Gross profit	30.4	28.0
Selling, general and administrative expenses	27.6	30.2
Operating income (loss)	2.8	(2.2)

Other income (expense):
Interest expense, net	(1.0)	(1.1)
Investment impairment charge	(0.2)	—
Other income (expense), net	0.8	(0.0)
Income (loss) before income taxes and noncontrolling interest	2.4	(3.3)
Provision for income taxes	0.6	0.0
Net income (loss)	1.8	(3.3)
Net loss attributable to noncontrolling interest	0.1	—
Net income (loss) attributable to controlling interest	1.9%	(3.3)%

The following table sets forth the key results of operations by segment for the fiscal years 2010 and 2009 (dollars in millions):

	2010	2009	% Change
Revenues:
Retail	$72.8	$75.5	(3.6)%
Recycling	35.4	25.8	37.2%
Total revenues	$108.2	$101.3	6.8%

Operating income (loss):
Retail	$(0.8)	$(4.2)	80.7%
Recycling	3.7	1.8	109.1%
Unallocated corporate costs	0.2	0.2	(35.0)%
Total operating income (loss)	$3.1	$(2.2)	242.0%

Revenues. Revenues for the fiscal years of 2010 and 2009 were as follows (dollars in millions):

	2010	2009	% Change
Retail	$71.6	$75.0	(4.6)%
Recycling	22.9	22.8	0.3%
Byproduct	13.7	3.5	298.8%
	$108.2	$101.3	6.8%

Our total revenues of $108.2 million for 2010 increased $6.9 million or 6.8% from $101.3 million in 2009.  The increase in 2010 revenues is attributed primarily to the inclusion of AAP in our recycling segment.  AAP generated $7.6 million in byproduct revenues in 2010.  Retail segment revenues were down $2.7 million or 3.6% in 2010 compared to 2009 due primarily to the continued slower economic climate related to purchasing major household appliances.  The inclusion of AAP impacted the overall mix of revenues between the retail and recycling segments.  Retail segment revenues accounted for 67% of total revenues in 2010 compared to 75% in 2009.  Recycling segment revenues and retail segment revenues each include a portion of byproduct revenues.

Retail Revenues.  Our retail revenues of $71.6 million for 2010 decreased $3.4 million or 4.6% from $75.0 million in 2009.  The decline in retail revenues was due primarily to a cutback in consumer spending related to purchasing major household appliances and the impact of closing two ApplianceSmart Factory Outlet stores in 2009.  Comparable store revenues from ApplianceSmart Factory Outlets operating during the entire fiscal years of 2010 and 2009 decreased 4.1% or $2.8 million compared to 2009.  The impact of closing two factory outlet stores in August 2009 resulted in lower revenues of $2.6 million in 2010, which was partially offset by $2.0 million in revenues from our new factory outlet store in Cumming, Georgia, which opened in November 2009.

The table below illustrates our retail revenues by quarter for fiscal years 2010 and 2009 (dollars in millions):

	2010	2009	% Change
Quarter 1	$21.2	$20.9	1.2%
Quarter 2	18.6	19.3	(4.0)%
Quarter 3	16.8	18.0	(6.6)%
Quarter 4	15.0	16.8	(10.4)%
	$71.6	$75.0	(4.6)%

During the first quarter of 2010, we experienced an increase in retail revenues compared to 2009 and the other three quarters of 2010 as a result of the government stimulus rebates to purchase ENERGY STAR® appliances.  Retail revenues in the second through fourth quarters of 2010 declined compared to the same period in 2009, with the largest decline occurring in the fourth quarter.  The fourth quarter decline was primarily attributed to snowstorms in our Minnesota market and the continued consumer slowdown in purchasing major household appliances.  We cannot predict the extent and length of the current cutback in consumer spending.  We plan to promote sales at our ApplianceSmart Factory Outlet stores in 2011 through revamping our branding and advertising messages.  We continue to evaluate factory outlet stores and markets and address underperforming stores with a range of outcomes from expense reductions to store closings.

Our factory outlets carry a wide range of the latest models of new product, and new special-buy appliances, which include prior-year models, close-outs, factory overruns and scratch-and-dent units. All of these appliances are new; we do not sell used appliances.

We continue to purchase the majority of new appliances from Whirlpool, GE and Electrolux.  We have no minimum purchase requirements with any of these manufacturers.  We believe purchases from these three manufacturers will provide an adequate supply of high-quality appliances for our retail factory outlets; however, there is a risk that one or more of these sources could be curtailed or lost.

Recycling Revenues.  Our recycling revenues of $22.9 million for 2010 increased $0.1 million or 0.3% from $22.8 million in 2009.  Recycling revenues are comprised of two components: (1) appliance recycling revenues generated by collecting and recycling appliances for utilities and other sponsors of energy efficiency programs and (2) replacement program revenues generated by recycling and replacing old appliances with new energy efficient models for programs sponsored by utility companies.  Appliance recycling revenues increased 22.4% to $19.4 million in 2010 compared to $15.9 million in 2009, due primarily to new recycling contracts added in 2010.  In 2010, we signed twelve contracts to provide recycling services for electric utilities and sponsors of energy efficiency programs.  Also in 2010, we renegotiated our contract with a major California utility that resulted in recapturing 25% of its territory that we lost in 2009.  Additionally, in 2010 we renewed contracts with various other customers, including all of our major customers.  The increase in appliance recycling revenues was mostly offset by a decline in replacement program revenues.  Replacement program revenues decreased 50.2% to $3.5 million in 2010 compared to $6.9 million in 2009.  The decrease was primarily the result of lower volumes for a California utility customer’s replacement program.  The California utility sponsoring the replacement program reduced its marketing outreach to potential participants in 2010, resulting in an overall decrease in customer enrollment and corresponding revenues; this was planned and expected.  In October 2010, we signed a new three-year contract with the appliance replacement customer and expect increases in revenues from the program in 2011.  We are aggressively pursuing new appliance recycling and replacement programs throughout North America but cannot predict if we will be successful in signing new contracts or renewing existing contracts.

The table below illustrates our recycling revenues by quarter for fiscal years 2010 and 2009 (dollars in millions):

	2010	2009	% Change
Quarter 1	$4.3	$4.6	(5.9)%
Quarter 2	6.3	5.4	17.7%
Quarter 3	6.6	7.0	(6.6)%
Quarter 4	5.7	5.8	(2.7)%
	$22.9	$22.8	0.3%

Byproduct Revenues.  Our byproduct revenues of $13.7 million for 2010 increased $10.2 million or 298.8% from $3.5 million in 2009.  The increase was due primarily to the revenues from the operations of AAP, higher scrap metal prices and an increase in recycling volumes from new customers in 2010 compared to 2009.  AAP generated $7.6 million in byproduct revenues since beginning operations in February 2010.  Excluding AAP, byproduct revenues increased $2.6 million or 79.4% compared to $3.5 million in 2009.  In 2010, the average price per ton for steel scrap we process increased to $238 compared to $158 in 2009.  AAP generated an average price per ton of $384 for steel scrap.  We expect to continue to ramp up our volumes at AAP and under our GE contract in 2011.  We cannot predict scrap metal prices, but do not expect significant fluctuations in 2011 as compared to 2010 levels.

The table below illustrates our byproduct revenues by quarter for fiscal years 2010 and 2009 (dollars in millions):

	2010	2009	% Change
Quarter 1	$1.8	$0.7	173.0%
Quarter 2	3.3	0.7	382.5%
Quarter 3	4.0	1.0	287.9%
Quarter 4	4.6	1.1	332.4%
	$13.7	$3.5	298.8%

Gross Profit.  Our gross profit of $32.9 million in 2010 increased $4.5 million or 15.9% compared to $28.4 million in 2009.  Gross profit as a percentage of total revenues increased to 30.4%, or 32.5% excluding AAP, in 2010 compared to 28.0% in 2009.  The increase, excluding AAP, was due to several factors, including stronger byproduct revenues, better appliance margins and improved operational efficiencies.  Gross profit for the retail segment increased to 28.6% in 2010 compared to 25.4% in 2009.  The year-over-year increase was related primarily to better appliance margins, operational efficiencies and the closure of two underperforming stores in August 2009.  Better appliance margins contributed to a two-basis-point improvement in our retail gross profit percentage and the remainder of the improvement was the result of cost reductions in shipping and receiving.  Additionally, we made a decision to maintain our per-unit prices in 2010 and not follow our competition in reducing per-unit prices.  This resulted in lower revenues but higher margin sales.  Excluding AAP, our recycling segment gross profit increased to 42.8% compared to 35.6% in 2009, driven primarily by higher byproduct revenues attributable to improved scrap metal prices and increased recycling volumes, operational efficiencies and the economic model related to some of our new recycling contracts.  Higher byproduct revenues contributed to a four-basis-point improvement in our recycling gross profit percentage and the remainder of the improvement was the result of new programs in Maryland, New York, North Carolina and Washington, along with our ongoing cost-cutting measures in each of our recycling centers.  Gross profit for the recycling segment, including AAP, decreased to 34.2% in 2010 compared to 35.6% in 2009.  The decline in recycling gross profit percentage was due primarily to higher operating costs related to AAP as it ramped up production since commencing operations in February 2010.

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

4.               The volume and price of scrap metals and plastics.

Unless we can significantly increase our appliance purchasing and sales volume, resulting in higher-level rebates, we believe our retail gross profit percentages in 2011 will be consistent with 2010.  We expect our recycling gross profit percentages to improve slightly in 2011 as AAP becomes more efficient as we complete the construction and installation of the URT materials recovery system.

Selling, General and Administrative Expenses.  Our selling, general and administrative (“SG&A”) expenses of $29.8 million for 2010 decreased $0.7 million or 2.3% compared to $30.5 million in 2009.  Our SG&A expenses as a percentage of total revenues decreased to 27.6% in 2010 compared to 30.2% in 2009.  Selling expenses decreased $1.7 million to $19.4 million in 2010 compared to $21.1 million in 2009.  The decrease in selling expenses was due primarily to lower retail store operating costs as a result of closing two underperforming stores in August 2009 and streamlining our retail management structure.  Also in 2010, we reduced our retail advertising expenses by $0.2 million as compared to 2009.  In 2009, we recorded a $0.3 million lease termination charge related to closing our factory outlet store in Stockbridge, Georgia.  General and administrative expenses increased $1.0 million to $10.5 million in 2010 compared to $9.5 million in 2009.  The increase in general and administrative expenses was due primarily to the inclusion of $0.3 million in expenses from AAP and restoring salary and bonus reductions implemented in 2009.  We do not expect a significant change in our SG&A expenses in 2011 as a percentage of total revenues compared to 2010.

Interest Expense.  Interest expense decreased $0.2 million to $1.0 million in 2010 compared to $1.2 million in 2009.  The decrease was due primarily to reducing the weighted average balance on our revolving line of credit and annual interest expense savings from paying off our St. Louis Park facility mortgage in 2009.  The decrease in interest expense was partially offset by the inclusion of $0.1 million from AAP.  We expect interest expense to increase in 2011 as AAP finalizes the debt financing related to the purchase and installation of its URT materials recovery system in Philadelphia, Pennsylvania.  We cannot predict our 2011 line of credit borrowings or what will happen with interest rates on our revolving line of credit in 2011.

Investment Impairment Charge.  In December 2010, we concluded that our investment in DALI was impaired and we recorded an other-than-temporary impairment charge of $0.3 million.  We determined that the short-term prospects related to DALI’s business were not economically viable.

Other Income (Expense), Net.  During the fourth quarter of 2010, we completed an evaluation of our estimated liability for rebate and incentive checks and determined that the estimated liability of $1.2 million should be reduced to $0.4 million.  We recorded the adjustment to other income.

Provision for Income Taxes.  Our provision for income taxes for 2010 increased $0.7 million compared to 2009.  The increase was related primarily to taxable income generated in the United States and Canada.  We recorded a $0.3 million tax provision related to taxable income from our Canadian operations.  We also recorded a $0.4 million tax provision related to taxable income from our U.S. operations. During 2010, we also recognized $0.3 million related to windfall tax benefits from share-based compensation, which were recorded as additional paid-in capital on the consolidated balance sheets.  In 2009, we recognized a discrete tax benefit of approximately $0.2 million related solely to our Canadian operations compared to the original tax provision estimate for fiscal 2008.  As of January 1, 2011 and January 2, 2010, we recorded cumulative valuation allowances of $1.7 million and $2.4 million, respectively, against our U.S. net deferred tax assets due to the uncertainty of their realization.  The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

Noncontrolling Interest.  Noncontrolling interest represents 4301’s share of AAP’s net loss.  Under the AAP joint venture agreement, ARCA and 4301 each have a 50% interest in AAP.  AAP reported a net loss of $121,000 for the year ended January 1, 2011, of which $60,500 represented the noncontrolling interest.

Liquidity and Capital Resources

Summary.  Cash and cash equivalents as of January 1, 2011 were $3.1 million compared to $2.8 million as of January 2, 2010.  Working capital, the excess of current assets over current liabilities, decreased to $1.3 million as of January 1, 2011 compared to $3.7 million as of January 2, 2010.  The reduction in working capital was related primarily to current liabilities from AAP.  Working capital, excluding AAP, increased $2.2 million to $5.9 million as of January 1, 2011 compared to $3.7 million as of January 2, 2010 due primarily to lowering the balance on our revolving line of credit.  Operating cash flow increased 160.1% to $3.5 million for the year ended January 1, 2011 compared to $1.3 million for the year ended January 2, 2010.  The increase was driven primarily by an increase in our earnings.  The current portion of our borrowings increased $1.6 million to $14.5 million as of January 1, 2011 compared to $12.9 million as of January 2, 2010.  The increase was related primarily to the inclusion of $4.0 million of current borrowings from AAP and partially offset by a $2.3 million decrease in the outstanding balance on our revolving line of credit.  In April 2010, we completed a private placement of 915,000 shares of Common Stock at $2.00 per share, resulting in net proceeds of $1.7 million.  The net proceeds were used to capitalize and support AAP.

The following table summarizes our cash flows for the fiscal years ended January 1, 2011 and January 2, 2010 (in millions):

	2010	2009
Total cash and cash equivalents provided by (used in):
Operating activities	$3.5	$1.3
Investing activities	(5.6)	2.8
Financing activities	2.3	(4.9)
Effect of exchange rates on cash and cash equivalents	0.1	0.1
Increase (decrease) in cash and cash equivalents	$0.3	$(0.7)

Operating Activities.  Our net cash provided by operating activities was $3.5 million in 2010 compared to $1.3 million in 2009.  The increase in net cash provided by operating activities for the year ended January 1, 2011 was related primarily to increases in cash provided by net earnings, accounts payable and accrued expenses, which were partially offset by increases in cash used for accounts receivable and appliance inventories.  The increases in cash provided by accounts payable and accrued expenses were related to the ramp up of payables at AAP, accrued bonuses and deferred costs, which were partially offset by a $0.8 million decrease in our estimated liability for rebate and incentive checks.  The increase in cash used for accounts receivable was related primarily to the addition of new recycling programs and a higher level of outstanding scrap receivables.  The increase in cash used for appliance inventories was the result of weaker retail sales in December 2010 due to the cutback in consumer spending on major appliance purchases and winter storms in our Minnesota market.

Investing Activities.  Our net cash used in investing activities was $5.6 million in 2010 compared to net cash provided by investing activities of $2.8 million in 2009.  Net cash used in investing activities for the year ended January 1, 2011 was related primarily to capital expenditures involving the purchase and installation of AAP’s URT equipment in Philadelphia, Pennsylvania.  Net cash provided by investing activities for the year ended January 2, 2010 was due primarily to $4.6 million in proceeds from selling our St. Louis Park, Minnesota, facility and was partially offset by a $0.7 million credit card processor deposit, capital expenditure purchases of $0.5 million and joint venture investments of $0.6 million.  In January 2011, the credit card processor released $0.3 million of the deposit back to us.  We did not have any material purchase commitments for assets as of January 1, 2011 or through March 14, 2011 and we do not expect to incur material additional costs in 2011 to finalize placement of AAP’s URT equipment.

Financing Activities.  Our net cash provided by financing activities was $2.3 million in 2010 compared to net cash used in financing activities of $4.9 million in 2009.  Net cash provided by financing activities for the year ended January 1, 2011 was related primarily to $1.7 million in proceeds from the issuance of Common Stock and $3.8 million in proceeds from the issuance of debt by AAP, which was partially offset by a $2.3 million reduction in our revolving line of credit balance and $0.9 million in payments on our long-term borrowings.   Net cash used in financing activities for the year ended January 2, 2010 resulted primarily from using the $4.6 million proceeds from the sale of our St. Louis Park, Minnesota, building to pay off the $2.6 million mortgage on the building and a $2.0 million reduction in our revolving line of credit balance.

Sources of Liquidity.  Our principal sources of liquidity are cash from operations and borrowings under our revolving line of credit.  Our principal liquidity requirements consist of long-term debt obligations, capital expenditures and working capital.  We believe, based on the anticipated sales per retail store, the anticipated revenues from our recycling contracts and our anticipated gross profit, that our cash balance, anticipated funds generated from operations and our revolving line of credit will be sufficient to finance our operations, long-term debt obligations and capital expenditures through at least December 2011.  Our total capital requirements for 2011 will depend upon, among other things as discussed below, the number and size of retail stores operating during the fiscal year, the recycling volumes generated from recycling contracts in 2011 and our needs related to AAP.  Currently, we have nineteen retail stores and ten recycling centers, including AAP, in operation.  We may need additional capital to finance our operations if our revenues are lower than anticipated, our expenses are higher than anticipated or we pursue new opportunities.  Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (Common or Preferred Stock) or other financing opportunities.  There can be no assurance that such additional sources of financing will be available on terms satisfactory to us or permitted by our credit agreement.

Outstanding Indebtedness.  On August 30, 1996, we entered with Spectrum Commercial Services (“SCS”) into a General Credit and Security Agreement, (“SCS Credit Agreement”) as amended, that provided us with an $18.0 million line of credit.  The outstanding balance under the SCS Credit Agreement was $10.1 million as of January 1, 2011 with a stated interest rate of 6.75% (the greater of prime plus 3.50 percentage points or 6.75%).  The outstanding balance under the SCS Credit Agreement was $12.4 million as of January 2, 2010 with a stated interest rate of 6.25% (the greater of prime plus 3.00 percentage points or 6.25%).  The amount of borrowings available under the SCS Credit Agreement was based on a formula using accounts receivable and inventories.  Our unused borrowing capacity under the SCS Credit Agreement was $0.4 million and $0.1 million as of January 1, 2011 and January 2, 2010, respectively.  We may not have had access to the full $18.0 million line of credit due to the formula using our accounts receivable and inventories.  The SCS Credit Agreement had a stated maturity date of December 31, 2010, if not renewed or extended, and provided that SCS could demand payment in full of the entire outstanding balance of the loan at any time.  The SCS Credit Agreement was collateralized by substantially all our assets and required minimum monthly interest payments of $58,000, regardless of the outstanding principal balance.  SCS was also secured by an inventory repurchase agreement with Whirlpool Corporation for purchases from Whirlpool only.  The SCS Credit Agreement required that we meet a minimum profitability covenant and a minimum tangible net worth covenant, provided payment penalties for noncompliance and prepayment, limited the amount of other debt we could incur, limited the amount of spending on fixed assets and prohibited payments of dividends.  The SCS Credit Agreement had a stated maturity date of December 31, 2010, and was replaced by a new credit agreement with a different lender on January 24, 2011.

The following summarizes our financial covenants under the SCS Credit Agreement:

1)              A minimum profitability covenant that required the Company to report $1 of net income for all quarterly periods between Q1 2008 and Q4 2010.

2)              A minimum annual tangible net worth covenant that required the Company to report a tangible net worth of $2.9 million plus the annual net income, if applicable, for the fiscal years 2008 and 2009 and $3.0 million plus the annual net income, if applicable, for fiscal year 2010.

As of January 1, 2011, we were in compliance with all the covenants of the SCS Credit Agreement.  As of January 2, 2010, the outstanding balance was $12.4 million.  We were in compliance with all covenants of the SCS Credit Agreement except the minimum profitability covenant and we received a waiver related to this covenant from SCS.

The following table illustrates our covenant compliance for the fiscal years ended January 1, 2011 and January 2, 2010:

Covenant/Period	Actual	Required	Covenant Waived	Outstanding Balance
Profitability
Q1 2009	$(1,962,000)	$1	Yes	$11,381,000
Q2 2009	(411,000)	1	Yes	12,361,000
Q3 2009	416,000	1	n/a	n/a
Q4 2009	(1,381,000)	1	Yes	12,419,000
Q1 2010	102,000	1	n/a	n/a
Q2 2010	719,000	1	n/a	n/a
Q3 2010	885,000	1	n/a	n/a
Q4 2010	303,000	1	n/a	n/a

Tangible Net Worth
Fiscal Year 2009	$3,241,000	$2,900,000	n/a	n/a
Fiscal Year 2010	8,267,000	3,000,000	n/a	n/a

On November 18, 2010, we guaranteed a $2.1 million loan between SCS and AAP.  The guarantee was provided by reducing the availability under the SCS Credit Agreement by $2.1 million until the loan was repaid by AAP.  We extended the SCS Credit Agreement until January 24, 2011, at which time we repaid the outstanding balance and entered into a new credit agreement as described below.

On January 24, 2011, we entered with PNC Bank, National Association into a Revolving Credit, Term Loan and Security Agreement, that provides us with a $15.0 million revolving line of credit and a $2.55 million term loan.  The PNC Credit Agreement has a stated maturity date of January 24, 2014, if not renewed.  The PNC Credit Agreement is collateralized by a security interest in substantially all of our assets and PNC is also secured by an inventory repurchase agreement with Whirlpool Corporation for Whirlpool purchases only.  We also issued a $0.75 million letter of credit in favor of Whirlpool Corporation.  The PNC Credit Agreement requires, starting with the fiscal quarter ending April 2, 2011 and continuing at the end of each fiscal quarter thereafter, that we meet a minimum fixed charge coverage ratio of 1.10:1.00, measured on a trailing twelve-month basis.  The PNC Credit Agreement limits investments we can purchase, the amount of other debt we can incur and the amount we can spend on fixed assets, along with prohibiting the payment of dividends.

The amount of revolving borrowings available under the PNC Credit Agreement is based on a formula using accounts receivable and inventories.  We may not have access to the full $15.0 million revolving line of credit due to the formula using our accounts receivable and inventories, the amount of the letter of credit issued in favor of Whirlpool Corporation and the amount of outstanding loans between PNC and our AAP joint venture.  The interest rate on the revolving line of credit is PNC Base Rate plus 1.75%, or 1-, 2- or 3-month PNC LIBOR Rate plus 2.75%.  The PNC Base Rate shall mean, for any day, a fluctuating per annum rate of interest equal to the highest of (i) the interest rate per annum announced from time to time by

PNC at its prime rate, (ii) the Federal Funds Open Rate plus ½ of 1%, or (iii) the one month LIBOR rate plus 100 basis points (1%).

The $2.55 million term loan is payable as follows, subject to acceleration upon the occurrence of an event of default or termination of the PNC Credit Agreement: one hundred nineteen (119) consecutive monthly principal payments of $21,250 plus interest commencing on February 1, 2011 and continuing on the first day of each month thereafter followed by a one hundred twentieth (120th) payment of all unpaid principal, interest and fees.  The term loan is collateralized with our California facility located in Compton, California.  The term loan bears interest at PNC Base Rate plus 2.25%, or 1-, 2- or 3-month PNC LIBOR Rate plus 3.25%.

In connection with the PNC Credit Agreement, we repaid our existing General Credit and Security Agreement dated August 30, 1996, as amended, with Spectrum Commercial Services and also repaid our existing mortgage with General Electric of $1.5 million that resulted in $1.0 million of additional borrowings under the revolving line of credit.   Also in connection with the PNC Credit Agreement, we guaranteed a $2.1 million loan between PNC (previously with Spectrum Commercial Services) and AAP.  The guarantee was provided by reducing the availability under the PNC Credit Agreement by $2.1 million until the loan is repaid by AAP.  The loan between PNC and AAP was repaid by AAP on March 10, 2011 as previously described.

The following table summarizes our borrowings as of January 1, 2011 and January 2, 2010 (in millions):

	January 1, 2011	January 2, 2010
Line of Credit	$10.1	$12.4
Mortgage	1.5	1.6
Notes (1)	4.7	—
Capital leases and other financing obligations	0.7	0.9
	17.0	14.9
Less: current portion of debt	14.5	12.9
	$2.5	$2.0

(1)     Represents notes from consolidating AAP.

On December 13, 2010, we guaranteed a 3.00% note, due February 2011, of $0.3 million between Central Bank and AAP.  The guarantee was provided by pledging $0.3 million of our cash balance at Central Bank until the loan is repaid by AAP.  The loan was repaid by AAP on March 10, 2011 as previously described.

The future annual maturities of our borrowings, excluding the line of credit, as of January 1, 2011 are as follows (in millions):

2011	$4.4
2012	0.4
2013	1.5
2014	0.2
2015	0.1
Thereafter	0.3
$6.9

Off-Balance-Sheet Arrangements and Contractual Obligations

Other than operating leases, we do not have any off-balance-sheet financing.  A summary of our operating lease obligations by fiscal year is included in the “Contractual Obligations” table below.  Additional information regarding our operating leases is available in “Item 2. Properties” and “Note 11. Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

The following table represents our contractual obligations (excluding interest), including AAP, as of January 1, 2011 (in millions):

Contractual Obligations	Total	Less Than One Year	1-3 Years	3-5 Years	More Than Five Years
Line of credit (1)	$10.1	$10.1	$—	$—	$—
Mortgage (1)	1.5	0.1	1.4	—	—
Short-term debt obligations	3.8	3.8	—	—	—
Long-term debt obligations	0.9	0.2	0.2	0.2	0.3
Capital lease and other financing obligations	0.7	0.3	0.2	0.2	—
Operating lease obligations (2)	24.5	5.1	8.9	5.5	5.0
Total	$41.5	$19.6	$10.7	$5.9	$5.3

(1)     On January 24, 2011, we entered into a Revolving Credit, Term Loan and Security Agreement, with PNC Bank, N.A. that provides us with a $15.0 million revolving line of credit and a $2.55 million term loan.  In connection with the agreement, we paid off our existing line of credit and mortgage.  The balances on our revolving line of credit and term loan as of March 14, 2011 are $8.6 million and $2.5 million, respectively.

(2)     Operating leases do not include payments to landlords covering real estate taxes and common area maintenance.

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

Income Taxes.  We account for income taxes under the liability method.  Deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years.  Deferred tax assets are recognized for deductible temporary differences and tax operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled.  We assess the likelihood that our deferred tax assets will be recovered from future taxable income and record a valuation allowance to reduce our deferred tax assets to the amounts we believe to be realizable.  We concluded that a full valuation allowance against our U.S. deferred tax assets was appropriate as of January 1, 2011.

Share-Based Compensation.  We recognize compensation expense on a straight-line basis over the vesting period for all share-based awards granted.  We use the Black-Scholes option pricing model to determine the fair value of awards at the grant date.  We calculate the expected volatility for stock options and awards using historical volatility.  We estimate a 0%-5% forfeiture rate for stock options issued to employees and Board of Directors members, but will continue to review these estimates in future periods.  The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected life represents the period that the stock option awards are expected to be outstanding.  The expected dividend yield is zero as we have not paid or declared any cash dividends on our Common Stock.

Recently Issued Accounting Pronouncements

Consolidation of Variable Interest Entities

On January 3, 2010, we adopted new accounting guidance related to consolidation of variable interest entities.  The new guidance addresses the effects of eliminating the qualified special-purpose entity concept and responds to concerns about the application of accounting guidance related to the consolidation of variable interest entities, including concerns over the transparency of enterprises’ involvement with variable interest entities. The new guidance is effective for fiscal years beginning after November 15, 2009.  The new guidance did not impact our consolidated financial statements upon adoption on January 3, 2010.  We applied the new guidance in determining whether to consolidate AAP upon the capitalization and commencement of operations on February 8, 2010.

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

Forward-Looking Statements

Statements contained in this annual report regarding our future operations, performance and results, and anticipated liquidity discussed herein are forward-looking and, therefore, are subject to certain risks and uncertainties, including, but not limited to, those discussed herein.  Any forward-looking information regarding our operations will be affected primarily by the speed at which individual retail outlets reach profitability, the volume of appliance retail sales, the strength of energy conservation recycling programs and volume and associated profits of appliances recycled at AAP.  Any forward-looking information will also be affected by our continued ability to purchase product from our suppliers at acceptable prices, the ability of individual retail stores to meet planned revenue levels, the rate of growth in the number of retail stores, costs and expenses being realized at higher than expected levels, our ability to secure an adequate supply of special-buy appliances for resale, the ability to secure appliance recycling contracts with sponsors of energy efficiency programs, the ability of customers to supply units under their recycling contracts with us, and the continued availability of our line of credit.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk and Impact of Inflation

Interest Rate Risk.  We do not believe there is any significant risk related to interest rate fluctuations on our long-term fixed-rate debt.  There was interest rate risk on the revolving line of credit, since our interest rate floated with prime.  The outstanding balance on our revolving line of credit as of January 1, 2011 was approximately $10.1 million.  Although the borrowings on the revolving line of credit as of January 1, 2011 are subject to a minimum interest rate of 6.75%, based on average floating rate borrowings, a hypothetical 100 basis point change in the applicable interest rate would have caused our interest expense to change by approximately $0.1 million.

On January 24, 2011, we refinanced our revolving line of credit and the interest rate floats based on PNC Base Rate plus 1.75%, or 1-, 2- or 3-month PNC LIBOR Rate plus 2.75%.  We also refinanced our fixed rate mortgage on January 24, 2011 and the interest rate floats based on PNC Base Rate plus 2.25%, or 1-, 2- or 3-month PNC LIBOR Rate plus 3.25%.  As of March 14, 2011 our floating rate borrowings were $11.1 million and a hypothetical 100 basis point change in the applicable interest rate would cause our annual interest expense to change by approximately $0.1 million.

Foreign Currency Exchange Rate Risk.  We currently generate revenues in Canada.  The reporting currency for our consolidated financial statements is U.S. dollars.  It is not possible to determine the exact impact of foreign currency exchange rate changes; however, the effect on reported revenue and net income can be estimated.  We estimate that the overall strength of the U.S. dollar against the Canadian dollar had an unfavorable impact on revenue of approximately $0.3 million in fiscal 2010.  In addition, we estimate that such strength had an unfavorable impact of approximately $0.1 million on our net income in fiscal year 2010.  We do not currently hedge foreign currency fluctuations and do not intend to do so for the foreseeable future.

We do not hold any derivative financial instruments; nor do we hold any securities for trading or speculative purposes.

Also, we believe the decline in the housing and credit markets could continue to adversely affect buying habits of our retail segment customers in 2011.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

“Schedule II. Valuation and Qualifying Accounts” is included in Part IV, Item 15 of this Annual Report on Form 10-K.

Selected Quarterly Financial Data is presented in Part II, Item 6 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

Appliance Recycling Centers of America, Inc. and Subsidiaries

Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Appliance Recycling Centers of America, Inc. and Subsidiaries (the Company) as of January 1, 2011 and January 2, 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss) and cash flows for the fiscal years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Appliance Recycling Centers of America, Inc. and Subsidiaries as of January 1, 2011 and January 2, 2010 and the results of their operations and cash flows for the fiscal years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, MN

March 17, 2011

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	January 1, 2011	January 2, 2010
ASSETS
Current assets:
Cash and cash equivalents	$3,065	$2,799
Accounts receivable, net of allowance of $44 and $41, respectively	5,030	4,252
Inventories, net of reserves of $286 and $519, respectively	16,593	16,785
Other current assets	519	532
Deferred income taxes	—	677
Total current assets	25,207	25,045
Property and equipment, net	11,747	4,139
Restricted cash	701	700
Goodwill	1,120	38
Other assets	1,060	1,528
Deferred income taxes	29	—
Total assets (a)	$39,864	$31,450

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,468	$3,364
Checks issued in excess of bank balance	42	410
Accrued expenses	4,771	4,401
Line of credit	10,139	12,419
Current maturities of long-term obligations	4,396	544
Income taxes payable	60	188
Total current liabilities	23,876	21,326

Long-term obligations, less current maturities	2,501	1,963
Deferred gain, net of current portion	1,340	1,827
Deferred income tax liabilities	—	691
Total liabilities (a)	27,717	25,807

Commitments and contingencies	—	—

Shareholders’ equity:
Common Stock, no par value; 10,000 shares authorized; issued and outstanding: 5,493 shares and 4,578 shares, respectively	19,740	17,278
Accumulated deficit	(9,258)	(11,267)
Accumulated other comprehensive loss	(274)	(368)
Total shareholders’ equity	10,208	5,643
Noncontrolling interest	1,939	—
	12,147	5,643
Total liabilities and shareholders’ equity	$39,864	$31,450

(a) Assets of the consolidated VIE that can only be used to settle obligations of the consolidated VIE were $10,207 and liabilities of the consolidated VIE for which creditors do not have recourse to the general credit of the Company were $3,774 as of January 1, 2011.

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	For the fiscal year ended
	January 1,	January 2,
	2011	2010
Revenues:
Retail	$71,557	$75,022
Recycling	22,856	22,799
Byproduct	13,749	3,448
Total revenues	108,162	101,269
Cost of revenues	75,263	72,892
Gross profit	32,899	28,377
Selling, general and administrative expenses	29,830	30,538
Operating income (loss)	3,069	(2,161)

Other income (expense):
Interest expense, net	(1,046)	(1,158)
Investment impairment charge	(266)	—
Other income (expense), net	881	(14)
Income (loss) before provision for income taxes and noncontrolling interest	2,638	(3,333)
Provision for income taxes	690	5
Net income (loss)	1,948	(3,338)
Net loss attributable to noncontrolling interest	61	—
Net income (loss) attributable to controlling interest	$2,009	$(3,338)

Income (loss) per common share:
Basic	$0.38	$(0.73)
Diluted	$0.37	$(0.73)

Weighted average common shares outstanding:
Basic	5,267	4,578
Diluted	5,491	4,578

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(In Thousands)

			Accumulated
			Other
	Common Stock		Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Income (Loss)	Deficit	Interest	Total
Balance at January 3, 2009	4,578	$16,221	$(303)	$(7,929)	$—	$7,989
Net loss	—	—	—	(3,338)	—	(3,338)
Other comprehensive loss, net of tax	—	—	(65)	—	—	(65)
Issuance of warrant	—	479	—	—	—	479
Share-based compensation	—	578	—	—	—	578
Balance at January 2, 2010	4,578	17,278	(368)	(11,267)	—	5,643
Net income (loss)	—	—	—	2,009	(61)	1,948
Other comprehensive income, net of tax	—	—	94	—	—	94
Issuance of Common Stock	915	1,721	—	—	—	1,721
Share-based compensation	—	462	—	—	—	462
Excess tax benefits related to share-based compensation	—	279	—	—	—	279
Consolidation of variable interest entity	—	—	—	—	2,000	2,000
Balance at January 1, 2011	5,493	$19,740	$(274)	$(9,258)	$1,939	$12,147

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	For the fiscal year ended
	January 1,	January 2,
	2011	2010
Operating activities
Net income (loss)	$1,948	$(3,338)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	1,402	1,287
Share-based compensation	462	578
Investment impairment charge	266	—
Amortization of deferred gain	(487)	(122)
Deferred income taxes	(43)	(58)
Other	(3)	157
Changes in assets and liabilities:
Accounts receivable	(794)	1,735
Inventories	192	2,094
Other current assets	421	418
Other assets	(675)	12
Accounts payable and accrued expenses	911	(1,268)
Income taxes payable	(125)	(159)
Net cash flows provided by operating activities	3,475	1,336

Investing activities
Purchase of property and equipment	(5,627)	(509)
Increase in restricted cash	(1)	(700)
Proceeds from sale of property and equipment	35	4,635
Loan to 4301 Operations	—	(375)
Investment in DALI	—	(263)
Net cash flows (used in) provided by investing activities	(5,593)	2,788

Financing activities
Checks issued in excess of cash in bank	(368)	410
Net payments under line of credit	(2,280)	(2,180)
Payments on debt obligations	(860)	(3,214)
Proceeds from issuance of debt obligations	3,805	—
Proceeds from issuance of Common Stock, net of fees	1,721	—
Excess tax benefits related to share-based compensation	279	—
Net cash flows provided by (used in) financing activities	2,297	(4,912)

Effect of changes in exchange rate on cash and cash equivalents	87	89

Increase (decrease) in cash and cash equivalents	266	(699)
Cash and cash equivalents at beginning of period	2,799	3,498
Cash and cash equivalents at end of period	$3,065	$2,799

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In Thousands)

	For the fiscal year ended
	January 1,	January 2,
	2011	2010
Supplemental disclosures of cash flow information
Cash payments for interest	$1,034	$1,161
Cash payments for income taxes, net	$580	$220

Non-cash investing and financing activities
Loan receivable exchanged for equity in AAP	$475	$—
Equipment acquired under financing obligations and capital leases	$241	$259
Deferred gain on sale-leaseback of building	$—	$2,436
Issuance of warrant in connection with recycling contract	$—	$479

Consolidation of variable interest entity:
Fair value of assets acquired	$5,766	$—
Assumed liabilities	$1,766	$—

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

ARCA Advanced Processing, LLC is a joint venture that was formed in October 2009 between ARCA and 4301 Operations, LLC to support ARCA’s agreement with General Electric Company acting through its GE Consumer & Industrial business.  Both ARCA and 4301 have a 50% interest in AAP.  GE sells all of its recyclable appliances generated in six states in the northeastern United States to ARCA, which collects, processes and recycles the appliances.  The agreement requires that ARCA will only recycle, and will not sell for re-use or resale, the recyclable appliances purchased from GE.  The term of the agreement is for six years from the first date of appliance collection, which was March 31, 2010.  AAP commenced operations in February 2010 and has the exclusive rights to service the GE agreement as a subcontractor for ARCA.  The financial position and results of operations of AAP are consolidated in our financial statements based on our conclusion that AAP is a variable interest entity and because we have the ability to significantly influence the economic performance of the entity through our contractual agreement with GE.

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

Fiscal year:  We report on a 52- or 53-week fiscal year.  Our 2010 fiscal year (“2010”) ended on January 1, 2011 and included 52 weeks.  Our 2009 fiscal year (“2009”) ended on January 2, 2010 and included 52 weeks.

2.             Recent Accounting Pronouncements

Consolidation of Variable Interest Entities

On January 3, 2010, we adopted new accounting guidance related to consolidation of variable interest entities.  The new guidance addresses the effects of eliminating the qualified special-purpose entity concept and responds to concerns about the application of accounting guidance related to the consolidation of variable interest entities, including concerns over the transparency of enterprises’ involvement with variable interest entities. The new guidance is effective for fiscal years beginning after November 15, 2009.  The new guidance did not impact our consolidated financial statements upon adoption on January 3, 2010.  We applied the new guidance in determining whether to consolidate AAP upon the capitalization and commencement of operations on February 8, 2010.

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

Trade receivables:  We carry unsecured trade receivables at the original invoice amount less an estimate made for doubtful accounts based on a monthly review of all outstanding amounts.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions.  We write off trade receivables when we deem them uncollectible.  We record recoveries of trade receivables previously written off when we receive them.  We consider a trade receivable to be past due if any portion of the receivable balance is outstanding for more than ninety days.  We do not charge interest on past due receivables.  Our management considers the allowance for doubtful accounts of $44 and $41 to be adequate to cover any exposure to loss as of January 1, 2011 and January 2, 2010, respectively.

Inventories:  Inventories, consisting principally of appliances, are stated at the lower of cost, determined on a specific identification basis, or market and consist of:

	January 1, 2011	January 2, 2010
Appliances held for resale	$16,785	$17,304
Processed metals from recycled appliances held for resale	94	—
Less provision for inventory obsolescence	(286)	(519)
	$16,593	$16,785

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

Years
Buildings and improvements	18-30
Equipment (including computer software)	3-15

We amortize leasehold improvements on a straight-line basis over the shorter of their estimated useful lives or the underlying lease term.  Repair and maintenance costs are charged to operations as incurred.

Property and equipment consists of the following:

	January 1, 2011	January 2, 2010
Land	$1,140	$1,140
Buildings and improvements	3,104	2,990
Equipment (including computer software)	12,529	9,061
Projects under construction	5,220	21
	21,993	13,212
Less accumulated depreciation and amortization	(10,246)	(9,073)
	$11,747	$4,139

In fiscal year 2009, we wrote off $597 of fully depreciated assets that were no longer in use, which did not have an impact on our operating results.  In 2009, we also reduced land, building and improvements, and accumulated depreciation by $910, $2,317 and $1,036, respectively, as a result of the sale-leaseback transaction described in Note 4.

On February 8, 2010, we included property and equipment of $3,123 as a result of consolidating AAP in our financial statements, as described in Note 6.  At January 1, 2011, we were in the process of installing UNTHA Recycling Technology equipment at AAP.  We anticipate the system will be operational and recycling refrigerators and freezers in the second quarter of 2011.  We have no additional commitments for additional payments for this equipment as of January 1, 2011.

Depreciation and amortization expense:  Depreciation and amortization expense related to buildings and equipment from our recycling centers is presented in cost of revenues, and depreciation and amortization expense related to buildings and equipment from our ApplianceSmart Factory Outlet stores and corporate assets, such as furniture and computers, is presented in selling, general and administrative expenses in the consolidated statements of operations.  Depreciation and amortization expense was $1,402 and $1,287 for the fiscal years ended January 1, 2011 and January 2, 2010, respectively.  Depreciation and amortization included in cost of revenues was $478 and $350 for the fiscal years ended January 1, 2011 and January 2, 2010, respectively.

Software development costs:  We capitalize software developed for internal use and are amortizing such costs over their estimated useful lives of three to five years.  Costs capitalized were $107 and $207 for the fiscal years ended January 1, 2011 and January 2, 2010, respectively.  Amortization expense on software development costs was $268 and $314 for the fiscal years 2010 and 2009, respectively.  Estimated amortization expenses are $176, $66 and $19 for the fiscal years 2011, 2012 and 2013, respectively.

Impairment of long-lived assets:  We evaluate long-lived assets such as property and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.  We assess impairment based on the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition.  Should the sum of the expected future net cash flows be less than the carrying value, we recognize an impairment loss at that time.  We measure an impairment loss by comparing the amount by which the carrying value exceeds the fair value (estimated discounted future cash flows or appraisal of assets) of the long-lived assets.  We recognized no impairment charges during the fiscal years ended January 1, 2011 and January 2, 2010.

Restricted cash:   Restricted cash consists of a reserve account required by our bankcard processor to cover chargebacks, adjustments, fees and other charges that may be due from us.  On January 4, 2011, our bankcard processor released $352 of our reserve.

Goodwill:  We test goodwill annually for impairment.  In assessing the recoverability of goodwill, market values and projections regarding estimated future cash flows and other factors are used to determine the fair value of the respective assets.  If these estimates or related projections change in the future, we may be required to record impairment charges for these assets.  We allocate goodwill to our two reporting segments, retail and recycling.  We compare the fair value of each reporting segment to its carrying amount on an annual basis to determine if there is potential goodwill impairment.  If the fair value of a reporting segment is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value of its goodwill.  To determine the fair value of our reporting segments, we generally use a present value technique (discounted cash flow) corroborated by market multiples when available and as appropriate.  The factor most sensitive to change with respect to the discounted cash flow analyses is the estimated future cash flows of each reporting segment which is, in turn, sensitive to the estimates of future revenue growth and margins for these businesses.  If actual revenue growth and/or margins are lower than expectations, the impairment test results could differ.  Fair values for goodwill are determined based on discounted cash flows, market multiples or appraised values as appropriate.  We did not have any impairment charges to our goodwill for the year ended January 1, 2011.

The changes in the carrying amount of goodwill are as follows:

	Recycling Segment	Total
Balance as of January 2, 2010	$38	$38
Goodwill acquired during the year	1,082	1,082
Balance as of January 1, 2011	$1,120	$1,120

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

Changes in our warranty accrual for the fiscal years ended January 1, 2011 and January 2, 2010 are as follows:

	For the fiscal year ended
	January 1, 2011	January 2, 2010
Beginning Balance	$67	$91
Standard accrual based on units sold	47	79
Actual costs incurred	(16)	(16)
Periodic accrual adjustments	(62)	(87)
Ending Balance	$36	$67

Income taxes:  We account for income taxes under the liability method.  Deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years.  Deferred tax assets are recognized for deductible temporary differences and tax operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled.  We assess the likelihood that our deferred tax assets will be recovered from future taxable income and record a valuation allowance to reduce our deferred tax assets to the amounts we believe to be realizable.  We concluded that a full valuation allowance against our U.S. deferred tax assets was appropriate as of January 1, 2011.

Share-based compensation:  We recognize compensation expense on a straight-line basis over the vesting period for all share-based awards granted.  We use the Black-Scholes option pricing model to determine the fair value of awards at the grant date.  We calculate the expected volatility for stock options and awards using historical volatility.  We estimate a 0%-5% forfeiture rate for stock options issued to employees and Board of Directors members, but will continue to review these estimates in future periods.  The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected life represents the period that the stock option awards are expected to be outstanding.  The expected dividend yield is zero as we have not paid or declared any cash dividends on our Common Stock.  Based on these valuations, we recognized share-based compensation expense of $462 and $578 for the fiscal years ended January 1, 2011 and January 2, 2010, respectively.  We estimate that shared-based compensation expense for fiscal years 2011 and 2012 will be approximately $171 and $15, respectively, based on the value of options outstanding as of January 1, 2011.  This estimate does not include any expense for additional options that may be granted and vest during 2011.

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

A reconciliation of net income (loss) to comprehensive income (loss) is as follows:

	For the fiscal year ended
	January 1, 2011	January 2, 2010
Net income (loss)	$1,948	$(3,338)
Other comprehensive income (loss), net of tax:
Effect of foreign currency translation adjustments	94	(65)
Total other comprehensive income (loss), net of tax	94	(65)
Comprehensive income (loss)	2,042	(3,403)
Comprehensive loss attributable to noncontrolling interest	61	—
Comprehensive income (loss) attributable to controlling interest	$2,103	$(3,403)

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

Advertising expense:  Our policy is to expense advertising costs as incurred.  Advertising expense was $3,520 and $3,746 for the fiscal years ended January 1, 2011 and January 2, 2010, respectively.

Basic and diluted income (loss) per common share:  Basic income (loss) per common share is computed based on the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued.  Potentially dilutive shares of Common Stock include unexercised stock options and warrants.  Basic per share amounts are computed, generally, by dividing net income (loss) by the weighted average number of common shares outstanding.  Diluted per share amounts assume the conversion, exercise or issuance of all potential Common Stock instruments unless their effect is anti-dilutive, thereby reducing the loss or increasing the income per common share.  In calculating diluted weighted average shares and per share amounts, we included stock options with exercise prices below average market prices, for the respective fiscal years in which they were dilutive, using the treasury stock method.  We calculated the number of additional shares by assuming the outstanding stock options were exercised and that the proceeds from such exercises were used to acquire Common Stock at the average market price during the year.  The effect of all options and warrants outstanding in fiscal year 2009 were anti-dilutive due to the net loss incurred.  We excluded 536 options and warrants in fiscal year 2010 from the diluted weighted average shares outstanding calculation as the effect of these options and warrants was anti-dilutive.

A reconciliation of the denominator in the basic and diluted income or loss per share is as follows:

	For the fiscal year ended
	January 1,	January 2,
	2011	2010
Numerator:
Net income (loss) attributable to controlling interest	$2,009	$(3,338)

Denominator:
Weighted average common shares outstanding - basic	5,267	4,578
Employee stock options	35	—
Stock warrants	189	—
Weighted average common shares outstanding - diluted	5,491	4,578

Income (loss) per common share:
Basic	$0.38	$(0.73)
Diluted	$0.37	$(0.73)

4.             Sale-Leaseback Transaction

On September 25, 2009, we completed the sale-leaseback of our St. Louis Park, Minnesota, building.  The building is a 126,458-square-foot facility that includes our corporate offices, a processing and recycling center, and an ApplianceSmart Factory Outlet store.  Pursuant to the agreement entered into on August 11, 2009, we sold the St. Louis Park building for $4,627, net of fees, and leased the building back over an initial lease term of five years.  The sale of the building provided the Company with $2,032 in cash after repayment of the $2,595 mortgage.  The sale-leaseback transaction resulted in an adjustment of $2,191 to the net book value related to the land and building, and we recorded a deferred gain of $2,436. Under the terms of the lease agreement, we are classifying the lease as an operating lease and amortizing the gain on a straight-line basis over five years.  We amortized $487 and $122 of the deferred gain for the fiscal years ended January 1, 2011 and January 2, 2010, respectively.  The deferred gain amortization is netted against rent expense as a component of selling, general and administrative expenses in the consolidated statements of operations.

5.             Investments

On June 1, 2009, we completed a $263 investment in Diagnostico y Administracion de Logistica Inversa, S.A. de C.V., a Mexican company.  DALI is a joint venture that operates a refrigerator recycling program sponsored by the Mexican government.  Our investment represents a 32.7% ownership in the joint venture.  The DALI joint venture is accounted for under the equity method and is presented in the consolidated balance sheets as a component of other assets.  The results of the joint venture were immaterial for the fiscal years ended January 1, 2011 and January 2, 2010.  In December 2010, we concluded that our investment in DALI was impaired due to several factors that appeared to adversely affect the near-term prospects of DALI’s business.  As a result, we recorded an other-than-temporary impairment charge of $266.

6.             Variable Interest Entity

ARCA Advanced Processing, LLC is a joint venture that was formed in October 2009 between ARCA and 4301 Operations, LLC to support ARCA’s agreement with General Electric Company acting through its GE Consumer & Industrial business.  Both ARCA and 4301 have a 50% interest in AAP.  GE sells all of its recyclable appliances generated in six states in the northeastern United States to ARCA, which collects, processes and recycles the appliances.  The agreement requires that ARCA will only recycle, and will not sell for re-use or resale, the recyclable appliances purchased from GE.  The term of the agreement is for six years from the first date of appliance collection, which was March 31, 2010.  AAP commenced operations on February 8, 2010 and has the exclusive rights to service the GE agreement as a subcontractor for ARCA.  The financial position and results of operations of AAP are consolidated in our financial statements based on our conclusion that AAP is a variable interest entity and because we have the ability to significantly influence the economic performance of the entity through our contractual agreement with GE.

The following table summarizes the assets and liabilities of AAP as of January 1, 2011:

Assets
Current assets	$439
Property and equipment, net	8,430
Goodwill	1,082
Other assets	256
Total assets	$10,207

Liabilities
Accounts payable	$737
Accrued expenses	304
Current maturities of long-term debt obligations	4,000
Long-term debt obligations, net of current maturities	832
Other long-term liabilities (a)	455
Total liabilities	$6,328

(a) Other long-term liabilities represent outstanding loans from ARCA and are eliminated in consolidation.

Revenues and operating loss from AAP for the fiscal year ended January 1, 2011 were $7,562 and $58, respectively.  As of January 1, 2011, we contributed equity of $2,000 to AAP, which included $475 we loaned to 4301 prior to commencing operations on February 8, 2010.  As of January 1, 2011, we had outstanding loans to AAP of $455, which were used to support AAP’s operations.  The financial position and results of operations for AAP are reported in our recycling segment.

The following table summarizes the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed as a result of consolidating AAP as a variable interest entity.

February 8, 2010
Assets
Current assets	$6
Property and equipment	3,123
Goodwill	1,082
Other assets (b)	1,555
Total assets acquired	5,766

Liabilities
Accounts payable	(466)
Accrued expenses	(97)
Current maturities of long-term debt obligations	(376)
Long-term debt obligations, net of current maturities	(827)
Total liabilities assumed	(1,766)
Equity contribution from ARCA	(2,000)
Net assets acquired	$2,000

(b) Other assets include a receivable of $1,525 from ARCA related to equity contributions made in March 2010 and April 2010, which is eliminated upon consolidation.

7.             Other Assets

Other assets as of January 1, 2011 and January 2, 2010 consist of the following:

	January 1, 2011	January 2, 2010
Deposits	$443	$407
Investment in DALI	—	263
Loan to 4301	—	375
Recycling contract, net	419	479
Other	198	4
	$1,060	$1,528

On February 8, 2010, we converted $475 in loans to 4301 Operations, LLC to equity in AAP, including $375 outstanding as of January 2, 2010.  In December 2010, we recorded an other-than-temporary impairment charge of $266 to our investment in DALI as discussed in Note 5.

8.             Accrued Expenses

Accrued expenses as of January 1, 2011 and January 2, 2010 consist of the following:

	January 1, 2011	January 2, 2010
Compensation and benefits	$1,472	$868
Accrued rebate and incentive checks	387	1,232
Accrued rent	1,423	1,176
Warranty expense	36	67
Accrued payables	445	350
Current portion of deferred gain on sale-leaseback of building	487	488
Other	521	220
	$4,771	$4,401

In December 2010, we completed an evaluation of our liability for rebate and incentive checks and concluded that our estimated liability of $1,232 needed to be reduced by $845.  We recorded the adjustment to other income in the consolidated statements of operations.

9.             Line of Credit

On August 30, 1996, we entered with Spectrum Commercial Services into a General Credit and Security Agreement, as amended, that provided us with an $18,000 line of credit.  The outstanding balance under the SCS Credit Agreement was $10,139 as of January 1, 2011 with a stated interest rate of 6.75% (the greater of prime plus 3.50 percentage points or 6.75%).  The outstanding balance under the SCS Credit Agreement was $12,419 as of January 2, 2010 with a stated interest rate of 6.25% (the greater of prime plus 3.00 percentage points or 6.25%).  The amount of borrowings available under the SCS Credit Agreement was based on a formula using accounts receivable and inventories.  Our unused borrowing capacity under the SCS Credit Agreement was $425 and $56 as of January 1, 2011 and January 2, 2010, respectively. We may not have access to the full $18,000 line of credit due to the formula using our accounts receivable and inventories.  The SCS Credit Agreement had a stated maturity date of December 31, 2010, if not renewed or extended, and provided that SCS may demand payment in full of the entire outstanding balance of the loan at any time.  The SCS Credit Agreement was collateralized by substantially all our assets and requires minimum monthly interest payments of $58, regardless of the outstanding principal balance.  SCS was also secured by an inventory repurchase agreement with Whirlpool Corporation for purchases from Whirlpool only.  The SCS Credit Agreement requires that we meet a minimum profitability covenant and a minimum tangible net worth covenant, provided payment penalties for noncompliance and prepayment, limited the amount of other debt we could incur, limited the amount of spending on fixed assets and prohibited payments of dividends.

As of January 1, 2011, we were in compliance with all the covenants of the SCS Credit Agreement.  As of January 2, 2010, the outstanding balance was $12,419 and we were in compliance with all covenants under the SCS Credit Agreement, except the minimum profitability covenant and we received a waiver related to this covenant from SCS.

On November 18, we guaranteed a $2,100 loan between SCS and AAP.  The guarantee was provided by reducing the availability under the SCS Credit Agreement by $2,100 until the loan is repaid by AAP.  We also extended the SCS Credit Agreement until January 24, 2011 at which time we repaid the outstanding balance as described in Note 17.

10.          Borrowings

Borrowings as of January 1, 2011 and January 2, 2010 consist of the following:

	January 1, 2011	January 2, 2010
6.85% mortgage, due in monthly installments of $15, including interest and a maturity date of January 2013, collateralized by land and building	$1,509	$1,659
2.75% note, due in monthly installments of $3, including interest and a maturity date of October 2024	468	—
10.00% note, due in monthly installments of $10, including interest and a maturity date of December 2014	440	—
7.25% note, due on demand with a maturity date of December 2011	2,100	—
4.00% note, due on demand with no stated maturity date	1,400	—
3.00% note, due February 2011	280	—
Capital leases and other financing obligations	700	921
	6,897	2,507
Less current maturities	4,396	544
	$2,501	$1,963

On December 13, 2010, we guaranteed a 3.00% note, due in February 2011, of $280 between Central Bank and AAP.  The guarantee was provided by pledging $280 of our cash balance at Central Bank until the loan is repaid by AAP.  The loan was repaid by AAP on March 10, 2011 as described in Note 17.

The future annual maturities of borrowings are as follows:

	ARCA	AAP	Total
2011	$396	$4,000	$4,396
2012	219	142	361
2013	1,380	153	1,533
2014	38	166	204
2015	32	52	84
Thereafter	—	319	319
	$2,065	$4,832	$6,897

Capital leases and other financing obligations:  We acquire certain equipment under capital leases and other financing obligations.  The cost of equipment was approximately $1,660 and $1,615 at January 1, 2011 and January 2, 2010, respectively.  Accumulated amortization at January 1, 2011 and January 2, 2010 was approximately $1,192 and $802, respectively.  Depreciation and amortization expense for equipment under capital leases and other financing obligations is included in cost of revenues and selling, general and administrative expenses.

The following schedule by fiscal year is the approximate remaining minimum payments required under the capital leases and other financing obligations, together with the present value at January 1, 2011:

	ARCA	AAP	Total
2011	$359	$53	$412
2012	142	28	170
2013	53	28	81
2014	43	28	71
2015	34	21	55
Total minimum lease and other financing obligation payments	631	158	789
Less amount representing interest	75	14	89
Present value of minimum payments	556	144	700
Less current portion	318	23	341
Capital lease and other financing obligations, net of current portion	$238	$121	$359

11.          Commitments and Contingencies

Operating leases:  We lease the majority of our retail stores and recycling centers under noncancelable operating leases.  The leases typically require the payment of taxes, maintenance, utilities and insurance.

Minimum future rental commitments under noncancelable operating leases as of January 1, 2011 are as follows:

	ARCA	AAP	Total
2011	$4,823	$231	$5,054
2012	4,449	231	4,680
2013	3,980	231	4,211
2014	3,130	232	3,362
2015	1,997	233	2,230
Thereafter	3,736	1,236	4,972
	$22,115	$2,394	$24,509

Rent expense for the fiscal years ended January 1, 2011 and January 2, 2010 was $4,766 and $4,960, respectively.

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

In December 2009, a lawsuit was commenced against us in the Fourth Judicial District Court of Hennepin County, Minnesota, by RKL Landholdings, LLC and Emad Y. Abed (“Plaintiffs”), alleging that we breached an agreement to sell our St. Louis Park, Minnesota, property to the Plaintiffs.  We sold this property to a third party in September 2009, have received the proceeds from the sale and are currently leasing the property from such third party.  Edward R. (Jack) Cameron, our Chief Executive Officer, was also named as a defendant in the lawsuit.  The Plaintiffs’ claims were based on a Purchase Agreement and extensions thereto between the Plaintiffs and us, which Purchase Agreement and extensions had expired by their own terms.  The Plaintiffs asserted various claims, including promissory estoppel, unjust enrichment, conversion, fraud, tortious interference with prospective advantage, and breach of contract.  On August 6, 2010, the Hennepin County District Court entered a summary judgment in favor of Mr. Cameron and us and dismissed all of the Plaintiffs’ claims.  The Plaintiffs have appealed the Court’s ruling and we believe the summary judgment will be upheld on appeal.

We are party from time to time to other ordinary course disputes that we do not believe to be material.

12.          Income Taxes

The provision for income taxes for the fiscal years ended January 1, 2011 and January 2, 2010 consisted of the following:

	For the fiscal year ended
	January 1, 2011	January 2, 2010
Current tax expense:
Federal	$357	$—
State	53	39
Foreign	323	24
Current tax expense	$733	$63
Deferred tax expense	(43)	(58)
Provision for income taxes	$690	$5

A reconciliation of our provision for income taxes with the federal statutory tax rate for the fiscal years ended January 1, 2011 and January 2, 2010 is shown below:

	For the fiscal year ended
	January 1, 2011	January 2, 2010
Income tax expense (benefit) at statutory rate	$917	$(1,133)
State tax expense (benefit), net of federal tax effect	130	(110)
Permanent differences	199	242
Changes in valuation allowance	(635)	192
Reversal of deferred tax asset for change in tax law	—	962
Adjustment of deferred tax asset related to state net operating losses	136	—
Foreign income tax payable true-up	—	(206)
Foreign rate differential	(5)	(3)
Other	(52)	61
	$690	$5

We recorded a discrete item in the second quarter of 2009 related to additional Canadian tax deductions determined by completing a detailed transfer pricing study.  We recognized a tax benefit of approximately $206 related solely to our Canadian operations compared to the original tax provision estimate for fiscal 2008.

We recorded a $323 tax provision related to taxable income from our Canadian operations.  We also recorded a $367 tax provision related to taxable income from our U.S. operations.  During 2010, we also recognized $279 of windfall tax benefits from share-based compensation, which was recorded to additional paid-in capital on the consolidated balance sheets.

The components of net deferred tax assets as of January 1, 2011 and January 2, 2010 are as follows:

	January 1, 2011	January 2, 2010
Deferred tax assets:
Net operating loss carryforwards	$284	$868
Federal and state tax credits	336	323
Reserves	271	367
Accrued expenses	206	229
Share-based compensation	153	107
Deferred gain	720	913
Investments	105	—
Property and equipment	29	—
Total deferred tax assets	2,104	2,807

Deferred tax liabilities:
Prepaid expenses	(66)	(112)
Property and equipment	(168)	(330)
Investments	(97)	—
Total deferred tax liabilities	(331)	(442)
Valuation allowance	(1,744)	(2,379)
Net deferred tax assets (liabilities)	$29	$(14)

The deferred tax amounts mentioned above have been classified in the accompanying consolidated balance sheets as follows:

	January 1, 2010	January 2, 2010
Current assets	$—	$677
Non-current assets	29	—
Non-current liabilities	—	(691)
	$29	$(14)

At January 1, 2011, we had a full valuation allowance against our U.S. deferred tax assets to reduce the total to an amount our management believes is appropriate.  Realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  The valuation allowance decreased in the current year primarily as a result of taxable income generated during the year from U.S. sources.  In the future, when we believe we can reasonably estimate future operating results and those estimated results reflect taxable income, the amount of deferred tax assets considered reasonable could be adjusted by a reduction of the valuation allowance.

We have not recognized a deferred tax liability relating to cumulative undistributed earnings of controlled foreign subsidiaries that are essentially permanent in duration.  If some or all of the undistributed earnings of the controlled foreign subsidiaries are remitted to us in the future, income taxes, if any, after the application of foreign tax credits will be provided at that time.  During 2010, ARCA Canada, our foreign subsidiary, had a receivable from us.  We computed income of $98 as result of a deemed dividend and related foreign tax credit.

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

At January 1, 2011, we had federal NOL carryforwards of approximately $6,691 ($6,584 of which is subject to IRC section 382 limitations) and alternative minimum tax credits carried forward of approximately $336.  We also had state NOL carryforwards of $5,225 ($2,621 of which is subject to IRC section 382 limitations).  The NOL carryforwards are available to offset future taxable income or reduce taxes payable through 2029.  These loss carryforwards will begin expiring in 2011.  We previously wrote off NOLs related to IRC section 382 limits against the valuation allowance.  At January 1, 2011, we had $107 of NOL carryforwards not subject to IRC section 382 limitations expiring in 2029.

A portion of our net operating loss carryforwards (approximately $107 of tax deductions) resulted from the exercise of stock options.  When these loss carryforwards are realized, the corresponding change in valuation allowance will be recorded as additional paid-in capital.  We have adopted the “with and without” approach to determine tax benefits.  Under this approach, windfall tax benefits are used last to offset taxable income and a benefit is recorded in additional paid-in capital only if an incremental benefit is provided after considering all other tax attributes (including NOLs) presently available to us.  This treatment results in a re-characterization of the NOL carryforward and a difference in the NOL asset between the financial statements and tax returns.  There is no federal NOL deferred tax asset remaining as January 1, 2011.

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  As of January 1, 2011, we did not have any material uncertain tax positions.

It is our practice to recognize interest related to income tax matters as a component of interest expense and penalties as a component of selling, general and administrative expense.  As of January 1, 2011, we had an immaterial amount of accrued interest and penalties.

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

We had no significant unrecognized tax benefits as of January 1, 2011 that would reasonably be expected to affect our effective tax rate during the next twelve months.

13.          Shareholders’ Equity

Common Stock:  In April 2010 we completed a private placement of 915 shares of our Common Stock at $2.00 per share, resulting in net proceeds of $1,721.  The net proceeds were used to capitalize and support AAP, which was formed to establish and operate our regional processing center in Philadelphia.

Stock options:  Our 2006 Stock Option Plan (the “2006 Plan”) permits the granting of incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified options that do not meet the requirements of Section 422.  The 2006 Plan has 600 shares available for grant and expires on June 30, 2011.  As of January 1, 2011, 519 options were outstanding to employees and non-employee directors and 15 options have been exercised under the 2006 Plan.  Our Restated 1997 Stock Option Plan (the “1997 Plan”) has expired, but the options outstanding under the expired 1997 Plan continue to be exercisable in accordance with their terms.  As of January 1, 2011, options to purchase an aggregate of 33 shares were outstanding under the 1997 Plan.  Options granted to employees typically vest over two years while grants to non-employee directors vest in six months.  We issue new Common Stock when stock options are exercised.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the fiscal years ended January 1, 2011 and January 2, 2010:

	For the fiscal year ended
	January 1, 2011	January 2, 2010
Expected dividend yield	—	—
Expected stock price volatility	107.44%	105.39%
Risk-free interest rate	2.79%	2.77%
Expected life of options (years)	7.47	7.00

Additional information relating to all outstanding options is as follows (in thousands, except per share data):

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Balance at January 3, 2009	339	$4.65
Granted	102	2.04
Cancelled/expired	(9)	4.68
Forfeited	(19)	2.55
Balance at January 2, 2010	413	4.10
Granted	143	3.24
Cancelled/expired	(3)	5.27
Forfeited	(1)	2.22
Balance at January 1, 2011	552	3.87

The weighted average fair value per option of options granted during fiscal years 2010 and 2009 was $2.82 and $1.74, respectively.

The following table summarizes information about stock options outstanding as of January 1, 2011 (in thousands, except per share data):

		Weighted Average
		Remaining
	Options	Contractual Life	Weighted Average	Aggregate
Range of Exercise Prices	Outstanding	In Years	Exercise Price	Intrinsic Value
$5.05 to $6.41	216	4.47	$5.48
$3.55 to $4.32	138	6.25	3.66
$2.22 to $2.80	161	5.04	2.37
$1.50 to $2.00	37	7.77	1.87
	552	5.31	3.87	$223

The following table summarizes information about stock options exercisable as of January 1, 2011 (in thousands, except per share data):

	Options	Weighted Average	Aggregate
Range of Exercise Prices	Exercisable	Exercise Price	Intrinsic Value
$5.05 to $6.41	261	$5.48
$3.55 to $4.32	52	3.84
$2.30 to $2.80	126	2.39
$1.50 to $2.00	34	1.87
	428	4.08	$179

The aggregate intrinsic value in the preceding tables represents the total pre-tax intrinsic value, based on our closing stock price of $3.40 on January 1, 2011, which theoretically could have been received by the option holders had all option holders exercised their options as of that date.  The total number of in-the-money options exercisable as of January 1, 2011 was 160.  No stock options were exercised during the fiscal year ended January 1, 2011 and January 2, 2010.

Warrant:  On October 21, 2009, we issued a warrant to GE to purchase 248 shares of Common Stock at a price of $0.75 per share.  The fair market value of the warrant issued was $479 and is exercisable in full at any time during a term of ten years.  The fair value per share of Common Stock underlying the warrant issued to GE was $1.93 based on our closing stock price of $1.97.  The exercise price may be reduced and the number of shares of Common Stock that may be purchased under the warrant may be increased if the Company issues or sells additional shares of Common Stock at a price lower than the then-current warrant exercise price or the then-current market price of the Common Stock.  The shares underlying the warrant include legal restrictions regarding the transfer or sale of the shares.  As a result of our private placement offering in April 2010, the number of shares of Common Stock underlying the warrant increased to 254 shares and the exercise price decreased to $0.73 per share as defined in the agreement.  There was no accounting charge as a result of the change in warrant shares or exercise price due to the treatment of the warrant as permanent equity.  On May 13, 2010, we issued warrants to non-employees to purchase 24 shares of Common Stock at a price of $3.55 per share, with a vesting period of two years and a fair value of $3.03 per share.

The following table summarizes the assumptions used to estimate the fair value of the warrants issued on October 21, 2009 and May 13, 2010 using the Black-Scholes Model:

	May 13, 2010	October 21, 2009
Expected dividend yield	—	—
Expected stock price volatility	105.47%	128.27%
Risk-free interest rate	2.98%	3.42%
Expected life of options (years)	7.00	10.00

Preferred Stock:  Our amended Articles of Incorporation authorize two million shares of Preferred Stock that may be issued from time to time in one or more series having such rights, powers, preferences and designations as the Board of Directors may determine.  To date no such preferred shares have been issued.

14.          Major Customers and Suppliers

For the fiscal years ended January 1, 2011 and January 2, 2010, no single customer represented 10% or more of our total revenues.  As of January 1, 2011 and January 2, 2010, three customers and two customers, respectively, each represented more than 10% of our total trade receivables, for a total of 60% of our total trade receivables.

During the two fiscal years ended January 1, 2011 and January 2, 2010, we purchased a vast majority of appliances for resale from three suppliers.  We have and are continuing to secure other vendors from which to purchase appliances.  However, the curtailment or loss of one of these suppliers or any appliance supplier could adversely affect our operations.

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

The following tables present our segment information for fiscal years 2010 and 2009:

	2010	2009
Revenues:
Retail	$72,828	$75,517
Recycling	35,334	25,752
Total revenues	$108,162	$101,269

Operating income (loss):
Retail	$(806)	$(4,184)
Recycling	3,715	1,777
Unallocated corporate costs	160	246
Total operating income (loss)	$3,069	$(2,161)

Assets:
Retail	$15,952	$18,300
Recycling	16,499	6,380
Corporate assets not allocable	7,413	6,770
Total assets	$39,864	$31,450

Cash capital expenditures:
Retail	$66	$189
Recycling	5,367	40
Corporate	194	280
Total cash capital expenditures	$5,627	$509

Depreciation and amortization expense:
Retail	$390	$425
Recycling	475	314
Corporate	537	548
Total depreciation and amortization expense	$1,402	$1,287

Interest expense:
Retail	$755	$782
Recycling	241	220
Corporate	53	159
Total interest expense	$1,049	$1,161

16.          Benefit Contribution Plan

We have a defined contribution salary deferral plan covering substantially all employees under Section 401(k) of the Internal Revenue Code.  We contribute an amount equal to 10 cents for each dollar contributed by each employee up to a maximum of 5% of each employee’s compensation.  We recognized expense for contributions to the plan of $28 and $27 for the fiscal years ended January 1, 2011 and January 2, 2010, respectively.

17.          Subsequent Events

On January 24, 2011, we entered with PNC Bank, National Association into a Revolving Credit, Term Loan and Security Agreement, that provides us with a $15,000 revolving line of credit and a $2,550 term loan to replace the SCS Credit Agreement discussed in Note 9 and replace the mortgage discussed in Note 10.  The PNC Credit Agreement has a stated maturity date of January 24, 2014, if not renewed.  The PNC Credit Agreement is collateralized by a security interest in substantially all of our assets and PNC is also secured by an inventory repurchase agreement with Whirlpool Corporation for Whirlpool purchases only.  We also issued a $750 letter of credit in favor of Whirlpool Corporation.  The PNC Credit Agreement requires, starting with the fiscal quarter ending

April 2, 2011 and continuing at the end of each fiscal quarter thereafter, that we meet a minimum fixed charge coverage ratio of 1.10:1.00, measured on a trailing twelve month basis.  The PNC Credit Agreement limits investments we can purchase, the amount of other debt we can incur and the amount we can spend on fixed assets along with prohibiting the payment of dividends.

The amount of revolving borrowings available under the PNC Credit Agreement is based on a formula using accounts receivable and inventories.  We may not have access to the full $15,000 revolving line of credit due to the formula using our accounts receivable and inventories, the amount of the letter of credit issued in favor of Whirlpool Corporation and the amount of outstanding loans between PNC and our AAP joint venture.  The interest rate on the revolving line of credit is PNC Base Rate plus 1.75%, or 1-, 2- or 3-month PNC LIBOR Rate plus 2.75%.  The PNC Base Rate shall mean, for any day, a fluctuating per annum rate of interest equal to the highest of (i) the interest rate per annum announced from time to time by PNC at its prime rate, (ii) the Federal Funds Open Rate plus ½ of 1%, and (iii) the one month LIBOR rate plus 100 basis points (1%).

The $2,550 term loan is payable as follows, subject to acceleration upon the occurrence of an event of default or termination of the PNC Credit Agreement: one hundred nineteen (119) consecutive monthly principal payments of $21 plus interest commencing on February 1, 2011 and continuing on the first day of each month thereafter followed by a one hundred twentieth (120th) payment of all unpaid principal, interest and fees. The term loan is collateralized with our California facility located in Compton, California. The term loan bears interest at PNC Base Rate plus 2.25%, or 1-, 2- or 3-month PNC LIBOR Rate plus 3.25%.

In connection with the PNC Credit Agreement, we repaid our existing General Credit and Security Agreement dated August 30, 1996, as amended, with Spectrum Commercial Services and also repaid our existing mortgage with General Electric of $1,544 that resulted in $1,006 of additional borrowings under the revolving line of credit.   Also in connection with the PNC Credit Agreement, we guaranteed a $2,100 loan between PNC (previously with Spectrum Commercial Services) and AAP.  The guarantee was provided by reducing the availability under the PNC Credit Agreement by $2,100 until the loan is repaid by AAP.  The loan between PNC and AAP was repaid by AAP on March 10, 2011 as described below.

On March 10, 2011, ARCA Advanced Processing, LLC entered into three separate commercial term loans (“Term Loans”) with Susquehanna Bank, pursuant to the guidelines of the U.S. Small Business Administration 7(a) Loan Program.  The total amount of the Term Loans is $4,750, split into three separate loans for $2,100; $1,400; and $1,250.  AAP intends to use the amount borrowed to repay $3,780 of short-term debt described in Note 10 and the remaining amount to repay ARCA for loans that are eliminated in the consolidated financial statements and for working capital purposes.  The Term Loan matures in ten years and the interest rate is Prime plus 2.75%.  The total monthly interest and principal payments are $54 and begin on July 1, 2011.  AAP will pay interest only between March 10, 2011 and June 30, 2011.

The Company has evaluated subsequent events and has appropriately included all matters requiring disclosure herein.  There were no additional subsequent events requiring recognition in these consolidated financial statements.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at January 1, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at January 1, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Management concluded that our internal control over financial reporting was effective as of January 1, 2011.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended January 1, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                                            OTHER INFORMATION

None.

PART III

ITEM 10.                                             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors and executive officers of the Company is set forth under the headings “Nominees” and “Information Concerning Officers and Key Employees Who Are Not Directors” and “Section 16 (a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2011 Annual Meeting of Shareholders to be held May 12, 2011 and is incorporated herein by reference.

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

ITEM 11.                                             EXECUTIVE COMPENSATION

Information regarding executive compensation is set forth under the headings “Compensation Committee Report” and “Executive Compensation” in our Proxy Statement for our 2011 Annual Meeting of Shareholders to be held May 12, 2011 and is incorporated herein by reference.

ITEM 12.                                            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is set forth under the heading “Common Stock Ownership” in our Proxy Statement for our 2011 Annual Meeting of Shareholders to be held May 12, 2011 and is incorporated herein by reference.

The following table gives aggregate information under our equity compensation plans as of January 1, 2011:

	(a)	(b)	(c)
Number of Securities
Available for Future
	Number of Securities	Weighted Average	Issuance Under Equity
	to be Issued	Exercise Price of	Compensation Plans,
	Upon Exercise of	Outstanding Options,	Excluding Securities
	Outstanding Options	Warrants and Rights	Reflected in Column (a)
Equity compensation plans approved by shareholders	552,200	$3.87	66,300

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is set forth under the headings “Director Independence” and “Review, Approval or Ratification of Transactions with Related Persons” in our Proxy Statement for our 2011 Annual Meeting of Shareholders to be held May 12, 2011 and is incorporated herein by reference.

ITEM 14.                                              PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is set forth under the heading “Independent Registered Public Accounting Firm” in our Proxy Statement for our 2011 Annual Meeting of Shareholders to be held May 12, 2011 and is incorporated herein by reference.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON SUPPLEMENTARY INFORMATION

To the Shareholders, Audit Committee and Board of Directors

Appliance Recycling Centers of America, Inc. and Subsidiaries

Minneapolis, Minnesota

Our audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and were made for the purpose of forming an opinion on the basic consolidated financial statements of Appliance Recycling Centers of America, Inc. and Subsidiaries taken as a whole.  The supplemental Schedule II as of January 1, 2011 and January 2, 2010 and for the fiscal years then ended is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a part of the basic consolidated financial statements.  This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota

March 17, 2011

Schedule II - Valuation and Qualifying Accounts

(In Thousands)

	Allowance for Doubtful Accounts Receivable	Valuation Allowance for Inventory Obsolescence	Valuation Allowance for Deferred Income Tax Assets
Balance at January 3, 2009	$292	$115	$2,187
Additional allowance	69	404	—
Write-offs and adjustments	(320)	—	192
Balance at January 2, 2010	41	519	2,379
Additional allowance	22	—	—
Write-offs and adjustments	(19)	(233)	(635)
Balance at January 1, 2011	$44	$286	$1,744

3.                                      Exhibits

See Index to Exhibits on page 66 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

Dated: March 17, 2011	APPLIANCE RECYCLING CENTERS OF AMERICA, INC. (Registrant)

	By	/s/ Edward R. Cameron
Edward R. Cameron
President and Chief Executive Officer

	By	/s/ Peter P. Hausback
Peter P. Hausback
Executive Vice President, Chief Financial Officer
and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward R. Cameron	Chairman of the Board, President and	March 17, 2011
Edward R. Cameron	Chief Executive Officer

/s/ Peter P. Hausback	Executive Vice President,	March 17, 2011
Peter P. Hausback	Chief Financial Officer and Principal Accounting Officer

/s/ Duane S. Carlson	Director	March 17, 2011
Duane S. Carlson

/s/ Glynnis A. Jones	Director	March 17, 2011
Glynnis A. Jones

/s/ Dean R. Pickerell	Director	March 17, 2011
Dean R. Pickerell

/s/ Morgan J. Wolf	Director	March 17, 2011
Morgan J. Wolf

Index to Exhibits

Exhibit No.	Description
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

*10.1	1997 Stock Option Plan and Amendment [filed as Exhibits 28.1 and 28.2 to the Company’s Registration Statement on Form S-8 (File No. 333-28571) and incorporated herein by reference].

*10.2	Amendment No. 1 to 1997 Stock Option Plan [filed as Exhibit 28.1 to the Company’s Registration Statement on Form S-8 (File No. 333-28571) and incorporated herein by reference].

*10.3	Amendment No. 2 to 1997 Stock Option Plan [filed as Exhibit 28.1 to the Company’s Registration Statement on Form S-8 (File No. 333-28571) and incorporated herein by reference].

*10.4	Amendment No. 3 to 1997 Stock Option Plan [filed as Exhibit 28.1 to the Company’s Registration Statement on Form S-8 (File No. 333-28571) and incorporated herein by reference].

*10.5	2006 Stock Option Plan [filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-163804) and incorporated herein by reference].

10.6

Balloon Promissory Note of the Company dated December 27, 2002 in favor of General Electric Capital Business Asset Funding Corp. and related agreement [filed as Exhibit 10.33 to the Company’s Form 10-K for the year ended December 28, 2002 (File No. 0-19621) and incorporated herein by reference].

10.7

Purchase Agreement for Sale of St. Louis Park Building [filed as Exhibit No. 10.36 to the Company’s Form 10-Q for the quarter ended October 3, 2009 (File No. 0-19621) and incorporated herein by reference].

10.8

Lease Agreement for Leaseback of St. Louis Park Building [filed as Exhibit No. 10.37 to the Company’s Form 10-Q for the quarter ended October 3, 2009 (File No. 0-19621) and incorporated herein by reference].

10.9‡

Appliance Sales and Recycling Agreement dated October 21, 2009 between General Electric Company and the Company [filed as Exhibit No. 10.38 to the Company’s Form 10-K for the year ended January 2, 2010 (File No. 0-19621) and incorporated herein by reference].

10.10

Warrant to Purchase Common Stock of the Company for the Purchase of 248,189 shares of Common Stock in favor of General Electric Company, dated October 21, 2009 [filed as Exhibit No. 10.39 to the Company’s Form 10-K for the year ended January 2, 2010 (File No. 0-19621) and incorporated herein by reference].

+10.11	Revolving Credit, Term Loan and Security Agreement dated January 24, 2011 between PNC Bank, National Association and the Company.

+10.12	Term Loan dated January 24, 2011 between PNC Bank, National Association and ARCA Advanced Processing, LLC.

+21.1	Subsidiaries of Appliance Recycling Centers, Inc.

+23.1	Consent of Baker Tilly Virchow Krause, LLP, Independent Registered Public Accounting Firm.

+31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                 Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(a)3 of this Form 10-K.

+                  Filed herewith.

‡                   Confidential treatment has been requested for portions of this agreement, which portions have been filed separately with the SEC.