Form 10-Q
period 2011-04-02
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2011-05-13
CIK 862861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 2, 2011

or

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

As of May 9, 2011, there were outstanding 5,492,777 shares of the registrant’s Common Stock, without par value.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

PART I.                 FINANCIAL INFORMATION

Item 1.                   Financial Statements

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	April 2, 2011	January 1, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,209	$3,065
Accounts receivable, net of allowance of $44 at both periods	6,917	5,030
Inventories, net of reserves of $234 and $286, respectively	14,600	16,593
Other current assets	1,014	519
Total current assets	26,740	25,207
Property and equipment, net	12,327	11,747
Restricted cash	349	701
Goodwill	1,120	1,120
Other assets	1,579	1,060
Deferred income taxes	30	29
Total assets (a)	$42,145	$39,864

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,190	$4,468
Checks issued in excess of bank balance	—	42
Accrued expenses	5,238	4,771
Line of credit	8,329	10,139
Current maturities of long-term obligations	1,112	4,396
Income taxes payable	364	60
Total current liabilities	20,233	23,876

Long-term obligations, less current maturities	7,607	2,501
Deferred gain, net of current portion	1,218	1,340
Total liabilities (a)	29,058	27,717

Commitments and contingencies	—	—

Shareholders’ equity:
Common Stock, no par value; 10,000 shares authorized; issued and outstanding: 5,493 shares at both periods	19,875	19,740
Accumulated deficit	(8,584)	(9,258)
Accumulated other comprehensive loss	(206)	(274)
Total shareholders’ equity	11,085	10,208
Noncontrolling interest	2,002	1,939
	13,087	12,147
Total liabilities and shareholders’ equity	$42,145	$39,864

(a)  Assets of the consolidated variable interest entity (VIE) that can only be used to settle obligations of the consolidated VIE were $11,115 and $10,207 and liabilities of the consolidated VIE for which creditors do not have recourse to the general credit of the Company were $6,617 and $3,774 as of April 2, 2011 and January 1, 2011, respectively.

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	Three Months Ended
	April 2, 2011	April 3, 2010
Revenues:
Retail	$19,219	$21,185
Recycling	5,738	4,291
Byproduct	4,969	1,791
Total revenues	29,926	27,267

Costs of revenues	20,937	19,231
Gross profit	8,989	8,036
Selling, general and administrative expenses	7,461	7,642
Operating income	1,528	394

Other income (expense):
Interest expense, net	(318)	(266)
Other income (expense), net	(29)	26
Income before income taxes and noncontrolling interest	1,181	154
Provision for income taxes	444	74
Net income	737	80
Net (income) loss attributable to noncontrolling interest	(63)	22
Net income attributable to controlling interest	$674	$102

Income per common share:
Basic	$0.12	$0.02
Diluted	$0.12	$0.02

Weighted average common shares outstanding:
Basic	5,493	4,588
Diluted	5,769	4,779

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended
	April 2,	April 3,
	2011	2010
Operating activities
Net income	$737	$80
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	365	317
Share-based compensation	99	85
Amortization of deferred gain	(122)	(122)
Amortization of debt issuance costs	46	—
Other	15	—
Changes in assets and liabilities:
Accounts receivable	(1,903)	506
Inventories	1,993	3,187
Other current assets	(495)	11
Other assets	28	294
Accounts payable and accrued expenses	1,179	2,030
Income taxes payable	304	(180)
Net cash flows provided by operating activities	2,246	6,208

Investing activities
Purchase of property and equipment	(927)	(604)
Increase (decrease) in restricted cash	352	(1)
Proceeds from sale of property and equipment	4	—
Investment in ARCA Advanced Processing (AAP), net of cash acquired	—	(494)
Net cash flows used in investing activities	(571)	(1,099)

Financing activities
Checks issued in excess of cash in bank	(42)	(410)
Net payments under line of credit	(1,810)	(4,442)
Payments on debt obligations	(7,578)	(176)
Proceeds from issuance of debt obligations	9,400	—
Proceeds from issuance of Common Stock, net of offering costs	—	1,478
Payment of debt issuance costs	(604)	—
Excess tax benefits related to share-based compensation	36	—
Net cash flows used in financing activities	(598)	(3,550)

Effect of changes in exchange rate on cash and cash equivalents	67	52

Increase in cash and cash equivalents	1,144	1,611
Cash and cash equivalents at beginning of period	3,065	2,799
Cash and cash equivalents at end of period	$4,209	$4,410

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In Thousands)

	Three Months Ended
	April 2,	April 3,
	2011	2010
Supplemental disclosures of cash flow information
Cash payments for interest	$268	$267
Cash payments for income taxes, net	$105	$253

Non-cash investing and financing activities
Loan receivable exchanged for equity in AAP	$—	$375
Receivable in other current assets related to Common Stock issuance	$—	$280

Consolidation of variable interest entity:
Fair value of assets acquired	$—	$3,927
Assumed liabilities	$—	$1,958

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share Amounts)

1.                                      Nature of Business and Basis of Presentation

Appliance Recycling Centers of America, Inc. and subsidiaries (“we,” the “Company” or “ARCA”) are in the business of selling new major household appliances through a chain of Company-owned factory outlet stores under the name ApplianceSmart®.  We also provide turnkey appliance recycling and replacement services for electric utilities and other sponsors of energy efficiency programs.  In addition, we have a 50% interest in a joint venture operating under the name ARCA Advanced Processing, LLC (“AAP”) which recycles appliances from a six-state region in the northeastern United States for General Electric Company (“GE”) acting through its GE Consumer & Industrial business.

The accompanying consolidated financial statements of the Company are unaudited and have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and Article 8 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, normal and recurring adjustments and accruals considered necessary for a fair presentation for the periods indicated have been included.  Operating results for the three-month periods ended April 2, 2011 and April 3, 2010 are presented using 13-week periods, respectively.  The results of operations for any interim period are not necessarily indicative of the results for the year.

These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended January 1, 2011 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2011.

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

ARCA Advanced Processing, LLC is a joint venture that was formed in October 2009 between ARCA and 4301 Operations, LLC (“4301”) to support ARCA’s agreement with GE.  Both ARCA and 4301 have a 50% interest in AAP.  GE sells all of its recyclable appliances generated in six states in the northeastern United States to ARCA, which collects, processes and recycles the appliances.  The agreement requires that ARCA will only recycle, and will not sell for re-use or resale, the recyclable appliances purchased from GE.  AAP established a regional processing center (“RPC”) in Philadelphia, Pennsylvania, at which the recyclable appliances are processed.  The term of the agreement is for six years from the first date of appliance collection, which was March 31, 2010.  AAP commenced operations in February 2010 and has the exclusive rights to service the GE agreement as a subcontractor for ARCA.  The financial position and results of operations of AAP are consolidated in our financial statements based on our conclusion that AAP is a variable interest entity and because we have the ability to significantly influence the economic performance of the entity through our contractual agreement with GE.

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

2.                                Recent Accounting Pronouncements

Impairment of Goodwill

During December 2010, the Financial Accounting Standards Board issued a new accounting standard related to goodwill impairment testing.  The new standard requires entities with reporting units with zero or negative carrying amounts to perform step 2 of the goodwill impairment test if qualitative factors indicate that it is more likely than not that a goodwill impairment exists.  Any goodwill impairment recorded upon the adoption of the new standard is required to be recorded as a cumulative-effect adjustment to beginning equity.  The standard is effective for fiscal years beginning after December 15, 2010.  The adoption of the new standard did not have a material effect on its results of operations, financial position or cash flows.

3.                                      Significant Accounting Policies

Trade receivables:  We carry unsecured trade receivables at the original invoice amount less an estimate made for doubtful accounts based on a monthly review of all outstanding amounts.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions.  We write off trade receivables when we deem them uncollectible.  We record recoveries of trade receivables previously written off when we receive them.  We consider a trade receivable to be past due if any portion of the receivable balance is outstanding for more than ninety days.  We do not charge interest on past due receivables.  Our management considers the allowance for doubtful accounts of $44 to be adequate to cover any exposure to loss as of both April 2, 2011 and January 1, 2011.

Inventories:  Inventories, consisting principally of appliances, are stated at the lower of cost, determined on a specific identification basis, or market and consist of:

	April 2, 2011	January 1, 2011
Appliances held for resale	$14,745	$16,785
Processed metals from recycled appliances held for resale	89	94
Less provision for inventory obsolescence	(234)	(286)
	$14,600	$16,593

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

Property and equipment:  Property and equipment consists of the following:

	April 2, 2011	January 1, 2011
Land	$1,140	$1,140
Buildings and improvements	3,138	3,104
Equipment (including computer software)	12,687	12,529
Projects under construction	5,968	5,220
	22,933	21,993
Less accumulated depreciation and amortization	(10,606)	(10,246)
	$12,327	$11,747

At April 2, 2011, we were in the process of installing UNTHA Recycling Technology (“URT”) equipment at AAP to enhance the capabilities of the RPC in Philadelphia.  We anticipate the URT materials recovery system will be operational and recycling refrigerators and freezers in the second quarter of 2011.  We have no additional commitments for additional payments for this equipment as of April 2, 2011.

Software development costs:  We capitalize software developed for internal use and are amortizing such costs over their estimated useful lives of three to five years.  Costs capitalized were $29 and $24 for the three months ended April 2, 2011 and April 3, 2010, respectively.

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

Changes in our warranty accrual are as follows:

	Three Months Ended
	April 2, 2011	April 3, 2010
Beginning Balance	$36	$67
Standard accrual based on units sold	15	14
Actual costs incurred	(4)	(4)
Periodic accrual adjustments	(10)	(18)
Ending Balance	$37	$59

Share-based compensation:  We recognize share-based compensation expense on a straight-line basis over the vesting period for all share-based awards granted.  We use the Black-Scholes option pricing model to determine the fair value of awards at the grant date.  We calculate the expected volatility for stock awards using historical volatility.  We estimate a 0%-5% forfeiture rate for stock awards issued to all employees and Board of Directors members, but will continue to review these estimates in future periods.  The risk-free rates for the expected terms of the stock awards are based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected life represents the period that the stock awards are expected to be outstanding.  The expected dividend yield is zero as we have not paid or declared any cash dividends on our Common Stock.  Based on these valuations, we recognized share-based compensation expense of $99 and $85 for the three months ended April 2, 2011 and April 3, 2010, respectively.  We estimate that the remaining expense for fiscal 2011 and beyond will be approximately $154 and $31, respectively, based on the value of stock awards outstanding as of April 2, 2011.  This estimate does not include any expense for additional awards that may be granted and vest during 2011.

Comprehensive income:  Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to shareholders’ equity.  Our other comprehensive income is comprised of foreign currency translation adjustments.

A reconciliation of net income to comprehensive income is as follows:

	Three Months Ended
	April 2, 2011	April 3, 2010
Net income	$737	$80
Other comprehensive income, net of tax:
Effect of foreign currency translation adjustments	68	60
Total other comprehensive income, net of tax	68	60
Comprehensive income	805	140
Comprehensive (income) loss attributable to noncontrolling interest	(63)	22
Comprehensive income attributable to controlling interest	$742	$162

Basic and diluted income per share:  Basic income per common share is computed based on the weighted average number of common shares outstanding.  Diluted income per common share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued.  Potentially dilutive shares of Common Stock include unexercised stock options and warrants.  Basic per share amounts are computed, generally, by dividing net income attributable to controlling interest by the weighted average number of common shares outstanding.  Diluted per share amounts assume the conversion, exercise or issuance of all potential Common Stock instruments unless their effect is anti-dilutive, thereby reducing the loss or increasing the income per common share.  In calculating diluted weighted average shares and per share amounts, we included stock options and warrants with exercise prices below average market prices, for the respective reporting periods in which they were dilutive, using the treasury stock method.  We calculated the number of additional shares by assuming the outstanding stock options were exercised and that the proceeds from such exercises were used to acquire Common Stock at the average market price during the quarter.  For the three months ended April 2, 2011 and April 3, 2010, we excluded 565 and 477, respectively, options and warrants from the diluted weighted average share outstanding calculation as the effect of these options and warrants is anti-dilutive.

A reconciliation of the denominator in the basic and diluted income or loss per share is as follows:

	Three Months Ended
	April 2, 2011	April 3, 2010
Numerator:
Net income attributable to controlling interest	$674	$102

Denominator:
Weighted average shares outstanding — basic	5,493	4,588
Employee stock options	73	10
Stock warrants	203	181
Weighted average shares outstanding - diluted	5,769	4,779

Income per share:
Basic	$0.12	$0.02
Diluted	$0.12	$0.02

4.                                      Variable Interest Entity

The financial position and results of operations of AAP are consolidated in our financial statements based on our conclusion that AAP is a variable interest entity and because we have the ability to significantly influence the economic performance of the entity through our contractual agreement with GE.

The following table summarizes the assets and liabilities of AAP as of April 2, 2011 and January 1, 2011:

	April 2, 2011	January 1, 2011
Assets
Current assets	$627	$439
Property and equipment, net	9,131	8,430
Goodwill	1,082	1,082
Other assets	275	256
	$11,115	$10,207

Liabilities
Accounts Payable	$555	$737
Accrued Expenses	298	304
Current maturities of long-term debt obligations	586	4,000
Long-term debt obligations, net of current maturities	5,178	832
Other long-term liabilities (a)	494	455
	$7,111	$6,328

(a)          Other long-term liabilities represent a loan between ARCA and AAP that is eliminated in consolidation.

The following table summarizes the operating results of AAP for the three months ended April 2, 2011 and April 3, 2010:

	Three Months Ended
	April 2, 2011	April 3, 2010 (b)
Revenues	$2,653	$715
Gross profit	$273	$33
Operating income (loss)	$194	$(42)

(b)         AAP commenced operations on February 8, 2010.

5.                                      Other Assets

Other assets as of April 2, 2011 and January 1, 2011 consist of the following:

	April 2, 2011	January 1, 2011
Deposits	$415	$443
Recycling contract, net	399	419
Debt issuance costs, net	559	—
Patent Costs	10	—
Other	196	198
	$1,579	$1,060

For the three months ended April 2, 2011, we recorded amortization expense of $20 related to our recycling contract.  For the three months ended April 2, 2011, we recorded non-cash interest expense of $46 related to debt issuance costs.

6.                                      Accrued Expenses

Accrued expenses as of April 2, 2011 and January 1, 2011 consist of the following:

	April 2, 2011	January 1, 2011
Compensation and benefits	$1,559	$1,472
Accrued incentive and rebate checks	387	387
Accrued rent	1,401	1,423
Warranty expense	37	36
Accrued payables	768	445
Current portion of deferred gain on sale-leaseback of building	487	487
Other	599	521
	$5,238	$4,771

7.                                      Line of Credit

On January 24, 2011, we entered into a Revolving Credit, Term Loan and Security Agreement (“Revolving Credit Agreement”) with PNC Bank, National Association (“PNC”) that provides us with a $15,000 revolving line of credit.  See Note 9 for further discussion regarding the Term Loan entered into with PNC.  The Revolving Credit Agreement has a stated maturity date of January 24, 2014, if not renewed.  The Revolving Credit Agreement includes a lockbox agreement and a subjective acceleration clause and as a result we have classified the revolving line of credit as a current liability.  The Revolving Credit Agreement is collateralized by a security interest in substantially all of our assets and PNC is also secured by an inventory repurchase agreement with Whirlpool Corporation for Whirlpool purchases only.  We also issued a $750 letter of credit in favor of Whirlpool Corporation.  The Revolving Credit Agreement requires, starting with the fiscal quarter ending April 2, 2011 and continuing at the end of each quarter thereafter, that we meet a minimum fixed charge coverage ratio of 1.10 to 1.00, measured on a trailing twelve month basis.  The Revolving Credit Agreement limits investments we can purchase, the amount of other debt we can incur and the amount we can spend on fixed assets along with prohibiting the payment of dividends.  As of April 2, 2011, we were in compliance with all the covenants of the Revolving Credit Agreement.  The interest rate on the revolving line of credit is PNC Base Rate plus 1.75%, or 1-, 2- or 3-month PNC LIBOR Rate plus 2.75%.  The PNC Base Rate shall mean, for any day, a fluctuating per annum rate of interest equal to the highest of (i) the interest rate per annum announced from time to time by PNC at its prime rate, (ii) the Federal Funds Open Rate plus ½ of 1%, and (iii) the one month LIBOR rate plus 100 basis points (1%).  As of April 2, 2011, the outstanding balance under the Revolving Credit Agreement was $8,329 with a weighted average interest rate of 3.30%, which included both PNC LIBOR Rate and PNC Base Rate loans.  The amount of revolving borrowings under the Revolving Credit Agreement is based on a formula using accounts receivable and inventories.  We may not have access to the full $15,000 revolving line of credit due to the formula using accounts receivable and inventories, the amount of the letter of credit issued in favor of Whirlpool Corporation and the amount of outstanding loans between PNC and our AAP joint venture.  As of April 2, 2011, our available borrowing capacity under the Revolving Credit Agreement was $3,505.

In connection with the Revolving Credit Agreement, we repaid the General Credit and Security Agreement, (“Credit Agreement”) as amended, entered into on August 30, 1996 with Spectrum Commercial Services (“SCS”) that provided us with an $18,000 line of credit.  The Credit Agreement had a stated maturity date of December 31, 2010, if not renewed or extended, and provided that SCS may demand payment in full of the entire balance at any time.   We extended the Credit Agreement until January 24, 2011.  As of January 1, 2011, the outstanding balance under the Credit Agreement was $10,139 with a stated interest rate of 6.75% (the greater of prime plus 3.50 percentage points or 6.75%).  As of January 1, 2011, our unused borrowing capacity under the Credit Agreement was $425.  As of January 1, 2011, we were in compliance with all the covenants of the Credit Agreement.

In connection with the Revolving Credit Agreement, we also guaranteed a $2,100 loan between PNC (previously with SCS) and AAP.  The guarantee was provided by reducing our available borrowings under the Revolving Credit Agreement by $2,100 until the loan is repaid by AAP.  The loan between PNC and AAP was repaid by AAP on March 10, 2011 as further described in Note 9.

8.                                      Deferred Gain

In connection with the September 25, 2009 sale-leaseback of our St. Louis Park, Minnesota, building, we recorded a deferred gain of $2,436.  The deferred gain is being amortized over the initial lease period of five years.  For the three months ended April 2, 2011 and April 3, 2010, we amortized $122 of the deferred gain in each period.  The deferred gain amortization is netted against rent expense as a component of selling, general and administrative expenses in the consolidated statements of operations.

9.                                      Borrowings

Long-term debt, capital lease and other financing obligations as of April 2, 2011 and January 1, 2011 consist of the following:

	April 2, 2011	January 1, 2011
6.85% mortgage, due in monthly installments of $15, including interest, due January 2013, collateralized by land and building	$—	$1,509
Floating rate term loan, due in monthly installments of $21, plus interest, due February 2021, collateralized by land and building	2,486	—
Floating rate term loans, due in monthly installments of $54, including interest, due March 2021, collateralized by equipment	4,750	—
2.75% note, due in monthly installments of $3, including interest, due October 2024, collateralized by equipment	461	468
10.00% note, due in monthly installments of $10, including interest, due December 2014	440	440
7.25% note, due on demand with a maturity date of December 2011	—	2,100
4.00% note, due on demand with no stated maturity date	—	1,400
3.00% note, due February 2011	—	280
Capital leases and other financing obligations	582	700
	8,719	6,897
Less current maturities	1,112	4,396
	$7,607	$2,501

On January 24, 2011, we entered into a $2,550 term loan with PNC Bank to refinance the existing mortgage on our California facility.  The term loan is payable as follows, subject to acceleration upon the occurrence of an event of default or termination of the Revolving Credit Agreement: 119 consecutive monthly principal payments of $21 plus interest commencing on February 1, 2011 and continuing on the first day of each month thereafter followed by a 120th payment of all unpaid principal, interest and fees on January 1, 2021. The term loan is collateralized with our California facility located in Compton, California. The term loan bears interest at PNC Base Rate plus 2.25%, or 1-, 2- or 3-month PNC LIBOR Rate plus 3.25%.  As of April 2, 2011, the interest rate was PNC Base Rate of 3.25% plus 2.25% or 5.50%.  In connection with the $2,550 term loan, we repaid our existing 6.85% mortgage, including prepayment penalties and accrued interest, of $1,544 that resulted in $1,006 of additional borrowings under our Revolving Credit Agreement described in Note 7.

On March 10, 2011, ARCA Advanced Processing, LLC entered into three separate commercial term loans (“Term Loans”) with Susquehanna Bank, pursuant to the guidelines of the U.S. Small Business Administration 7(a) Loan Program.  The total amount of the Term Loans is $4,750, split into three separate loans for $2,100; $1,400; and $1,250.  AAP repaid $3,780 of short-term debt and repaid $443 to ARCA for loans that were eliminated in the consolidated financial statements. The Term Loan matures in ten years and bears and an interest rate of Prime plus 2.75%.  As of April 2, 2011, the interest rate was 6.00%. The total monthly interest and principal payments are $54 and begin on July 1, 2011.  AAP will pay interest only between March 10, 2011 and June 30, 2011.  Borrowings under the Term Loans are secured by substantially all of the assets of AAP along with liens on the business assets and certain personal assets of the owners of 4301 Operations, LLC. We are a guarantor of the Term Loans along with 4301 Operations, LLC and its owners.

On December 13, 2010, we guaranteed a 3.00% note, due in February 2011, of $280 between Central Bank and AAP.  The guarantee was provided by pledging $280 of our cash balance at Central Bank until the loan is repaid by AAP.  The loan was repaid by AAP on March 10, 2011 as described above.

Capital leases and other financing obligations:  We acquire certain equipment under capital leases and other financing obligations.  The cost of the equipment was approximately $1,691 and $1,660 at April 2, 2011 and January 1, 2011, respectively.  Accumulated amortization at April 2, 2011 and January 1, 2011 was approximately $1,288 and $1,192, respectively.  Depreciation and amortization expense is included in cost of revenues and selling, general and administrative expenses.

10.                               Commitments and Contingencies

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

11.                               Income Taxes

We recorded a provision for income taxes of $444 for the three months ended April 2, 2011 as a result of generating taxable income from our U.S. and Canadian subsidiaries.  We recorded a provision for income taxes of $74 for the three months ended April 3, 2010 primarily as the result of taxable income from our Canadian subsidiary.  As of April 2, 2011, we have utilized all of our available net operating loss carryforwards.  We continue to evaluate both positive and negative evidence related to retaining a valuation allowance against the portion of our deferred tax assets that we have estimated are more-likely-than-not unable to be realized in future years.  We have recorded a full valuation allowance against our U.S. net deferred tax assets due to the uncertainty of their realization as of April 2, 2011 and January 1, 2011.  The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

During the first quarter of 2011, we also recognized $36 of windfall tax benefits from share-based compensation, which was recorded to Common Stock on the consolidated balance sheets.

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  As of April 2, 2011 and January 1, 2011, we did not have any material uncertain tax positions.

It is our practice to recognize interest related to income tax matters as a component of interest expense and penalties as a component of selling, general and administrative expense.  As of April 2, 2011 and January 1, 2011, we had an immaterial amount of accrued interest and penalties.

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

We had no significant unrecognized tax benefits as of April 2, 2011 and January 1, 2011 that would reasonably be expected to affect our effective tax rate during the next twelve months.

12.                               Shareholders’ Equity

Stock options:  Our 2006 Stock Option Plan (the “2006 Plan”) permits the granting of incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified options that do not meet the requirements of Section 422.  As of April 2, 2011, the 2006 Plan has 38 options remaining to grant from 600 options reserved under the plan.  As of April 2, 2011, 547 options were outstanding to employees and non-employee directors and 15 options have been exercised under the 2006 Plan.  Our Restated 1997 Stock Option Plan (the “1997 Plan”) has expired, but the options outstanding under the expired 1997 Plan continue to be exercisable in accordance with their terms.  As of April 2, 2011, options to purchase an aggregate of 33 shares were outstanding under the 1997 Plan.  Options granted to employees typically vest over two years while grants to non-employee directors vest in six months.  On February 24, 2011, we granted 28 stock options to employees with an exercise price of $4.25 per share, a vesting period of one year and a weighted average fair value of $3.50 per share.

The following table summarizes the assumptions used to estimate the fair value of stock options granted during the first quarter of 2011 using the Black-Scholes Model:

Q1 2011
Expected dividend yield	0.0%
Expected stock price volatility	97.9%
Risk-free interest rate	2.9%
Expected life of options	7 years

Preferred Stock:  Our amended Articles of Incorporation authorize two million shares of Preferred Stock that may be issued from time to time in one or more series having such rights, powers, preferences and designations as the Board of Directors may determine.  To date no such preferred shares have been issued.

13.                         Segment Information

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

The following tables present our segment information for periods indicated:

	Three Months Ended
	April 2, 2011	April 3, 2010
Revenues:
Retail	$19,618	$21,443
Recycling	10,308	5,824
Total revenues	$29,926	$27,267

Operating income (loss):
Retail	$192	$219
Recycling	1,433	247
Unallocated corporate	(97)	(72)
Total operating income (loss)	$1,528	$394

Assets:
Retail	$14,300	$14,432
Recycling	19,191	11,429
Corporate assets not allocable	8,654	7,754
Total assets	$42,145	$33,615

Cash capital expenditures:
Retail	$21	$14
Recycling	847	529
Corporate assets not allocable	59	61
Total cash capital expenditures	$927	$604

Depreciation and amortization:
Retail	$96	$101
Recycling	115	85
Unallocated corporate	154	131
Total depreciation and amortization	$365	$317

Interest expense:
Retail	$102	$188
Recycling	157	43
Unallocated corporate	60	36
Total interest expense	$319	$267

14.                               Subsequent Events

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

The forward-looking statements contained in this quarterly report, and other written and oral forward-looking statements made by us from time to time, are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements.  Any forward-looking information regarding our operations will be affected primarily by the speed at which individual retail outlets reach profitability, the volume of appliance sales and the strength of energy conservation recycling programs.  Any forward-looking information will also be affected by our continued ability to purchase product from our suppliers at acceptable prices, the ability of individual retail stores to meet planned revenue levels, the number of retail stores, costs and expenses being realized at higher than expected levels, our ability to secure an adequate supply of special-buy appliances for resale, the ability to secure appliance recycling and replacement contracts with sponsors of energy efficiency programs, the ability of customers to supply units under their recycling contracts with us, the performance of our consolidated variable interest entity and the continued availability of our current line of credit.  Other factors that might cause such a difference include, but are not limited to, those discussed in Item 1A “Risk Factors” in our annual report on Form 10-K for the year ended January 1, 2011.

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our operations and financial condition.  This discussion should be read with the consolidated financial statements appearing in Item 1.

Overview

We are in the business of selling new major household appliances through a chain of Company-owned factory outlet stores under the name ApplianceSmart®.  We also provide turnkey appliance recycling and replacement services for electric utilities and other sponsors of energy efficiency programs.    In addition, we have a 50% interest in a joint venture operating under the name ARCA Advanced Processing, LLC (“AAP”) which recycles appliances from a six-state region in the northeastern United States for General Electric Company (“GE”) acting through its GE Consumer & Industrial business.  We operate two reportable segments: retail and recycling.  The retail segment is comprised of income generated through our ApplianceSmart Factory Outlet stores, including a portion of our byproduct revenues from collected appliances.  Our recycling segment includes all fees charged and costs incurred for collecting, recycling and installing appliances for utilities and other customers and includes a significant portion of our byproduct revenue, which is primarily generated through the recycling of appliances.  We have included the results from consolidating AAP in our recycling segment.  As of April 2, 2011, we operated nineteen factory outlet stores.  Our nineteen factory outlet stores are located in convenient, high-traffic locations in Georgia, Minnesota, Ohio and Texas.  As of April 2, 2011, we operated ten processing and recycling centers, which are located in California, Colorado, Illinois, Minnesota, North Carolina, Ohio, Pennsylvania, Texas, Washington and Ontario, Canada.  We are actively pursuing opportunities to support energy efficiency programs run by electric utility companies throughout North America.

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

Reporting Period.  Operating results for the three-month periods ended April 2, 2011 and April 3, 2010 are presented using 13-week periods.  The results of operations for any interim period are not necessarily indicative of the results for the year.

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

Variable Interest Entity.  On October 21, 2009, we entered into an Appliance Sales and Recycling Agreement (the “Agreement”) with General Electric Company acting through its GE Consumer & Industrial business.  Under the Agreement, GE sells all of its recyclable appliances generated in six states in the northeastern United States to us, and we collect, process and recycle such recyclable appliances.  The Agreement requires that we will only recycle, and will not sell for re-use or resale, the recyclable appliances purchased from GE.  We established a regional processing center (“RPC”) located in Philadelphia, Pennsylvania, through a joint venture agreement.  The joint venture, ARCA Advanced Processing, LLC, was formed in October 2009 between ARCA and 4301 Operations, LLC to support the Agreement.  Both ARCA and 4301 have a 50% interest in AAP.  The term of the Agreement is for six years from the first date of appliance collection, which was March 31, 2010.  AAP commenced operations in February 2010 and has the exclusive rights to service the Agreement as a subcontractor for us.  The financial position and results of operations of AAP are consolidated in our financial statements based on our conclusion that AAP is a variable interest entity and because we have the ability to significantly influence the economic performance of the entity through our contractual agreement with GE.  As of April 2, 2011, AAP was in the process of installing an UNTHA Recycling Technology (“URT”) materials recovery system for refrigerators and freezers to enhance the capabilities of the RPC. We believe the URT materials recovery system will be fully operational during the second quarter of 2011.

Recent Financing.  On January 24, 2011, we entered into a Revolving Credit, Term Loan and Security Agreement (“Revolving Credit Agreement”) with PNC Bank, National Association (“PNC”) that provides us with a $15.0 million revolving line of credit and a $2.55 million term loan.  The Revolving Credit Agreement has a stated maturity date of January 24, 2014, if not renewed.  The Revolving Credit Agreement is collateralized by a security interest in substantially all of our assets, and PNC is also secured by an inventory repurchase agreement with Whirlpool Corporation for Whirlpool purchases only.  We also issued a $0.8 million letter of credit in favor of Whirlpool Corporation.  The Revolving Credit Agreement requires, starting with the fiscal quarter ending April 2, 2011 and continuing at the end of each fiscal quarter thereafter, that we meet a minimum fixed charge coverage ratio of 1.10 to 1.00, measured on a trailing twelve-month basis.  The Revolving Credit Agreement limits investments we can purchase, the amount of other debt we can incur and the amount we can spend on fixed assets, along with prohibiting the payment of dividends.  In connection with the Revolving Credit Agreement, we repaid our existing General Credit and Security Agreement dated August 30, 1996, as amended, with Spectrum Commercial Services and also repaid our existing mortgage with General Electric of $1.5 million which resulted in $1.0 million of additional borrowings under the revolving line of credit.  Also in connection with the Revolving Credit Agreement, we guaranteed a $2.1 million loan between PNC (previously with Spectrum Commercial Services) and AAP.  The guarantee was provided by reducing the availability under the Revolving Credit Agreement by $2.1 million until the loan is repaid by AAP.  The loan between PNC and AAP was repaid by AAP on March 10, 2011 as described below.

On March 10, 2011, ARCA Advanced Processing, LLC entered into three separate commercial term loans (“Term Loans”) with Susquehanna Bank, pursuant to the guidelines of the U.S. Small Business Administration 7(a) Loan Program.  The total amount of the Term Loans is $4.75 million, split into three separate loans for $2.10 million, $1.40 million and $1.25 million.  AAP used the amount borrowed to repay $3.78 million of short-term debt and the remaining amount to repay ARCA for loans that are eliminated in the consolidated financial statements and for working capital purposes.  The Term

Loan matures in ten years and the interest rate is Prime plus 2.75%.  The total monthly interest and principal payments are $53,700 and begin on July 1, 2011.  AAP will pay interest only between March 10, 2011 and June 30, 2011.

Results of Operations

The following table sets forth our consolidated financial data as a percentage of total revenues for the fiscal quarters ended April 2, 2011 and April 3, 2010:

	Three Months Ended
	April 2, 2011	April 3, 2010
Revenues:
Retail	64.2%	77.7%
Recycling	19.2	15.7
Byproduct	16.6	6.6
Total revenues	100.0	100.0
Cost of revenues	70.0	70.5
Gross profit	30.0	29.5
Selling, general and administrative expenses	24.9	28.0
Operating income	5.1	1.5

Other income (expense):
Interest expense, net	(1.1)	(1.0)
Other income (expense), net	(0.1)	0.1
Income before income taxes and noncontrolling interest	3.9	0.6
Provision for income taxes	1.5	0.3
Net income	2.4	0.3
Net (income) loss attributable to noncontrolling interest	(0.2)	0.1
Net income attributable to controlling interest	2.2%	0.4%

The following table sets forth the key results of operations by segment for the fiscal quarters ended April 2, 2011 and April 3, 2010 (dollars in millions):

	Three Months Ended
	April 2, 2011	April 3, 2010	% Change
Revenues:
Retail	$19.6	$21.5	(8.5)%
Recycling	10.3	5.8	77.0%
Total revenues	$29.9	$27.3	9.8%

Operating income (loss):
Retail	$0.2	$0.2	(12.3)%
Recycling	1.4	0.3	480.2%
Unallocated corporate costs	(0.1)	(0.1)	(34.7)%
Total operating income	$1.5	$0.4	287.8%

Our total revenues of $29.9 million for the first quarter ended April 2, 2011 increased $2.6 million or 9.8% compared to $27.3 million for the first quarter ended April 3, 2010.  Retail segment revenues accounted for 65.6% of total revenues in the first quarter of 2011 compared to 78.6% in the first quarter of 2010.  Recycling segment revenues and retail segment revenues each include a portion of byproduct revenues.  Retail segment revenues of $19.6 million for the first quarter of 2011 decreased $1.9 million or 8.5% compared to $21.5 million for the first quarter of 2010.  The decrease in retail segment revenues is due primarily to a boost in sales during the first quarter of 2010 from state-administered ENERGY STAR®

appliance rebates that were not repeated in the first quarter of 2011.  Recycling segment revenues of $10.3 million for first quarter of 2011 increased $4.5 million or 77.0% compared to $5.8 million for the first quarter of 2010.  The increase in recycling segment revenues is attributed primarily to the following three factors; (1) growth in revenues at AAP, (2) growth in replacement revenues as a result of higher volumes from a California utility customer’s refrigerator replacement program and (3) the sale of carbon offsets.

Revenues.  Revenues for the fiscal quarters ended April 2, 2011 and April 3, 2010 were as follows (dollars in millions):

	Three Months Ended
	April 2, 2011	April 3, 2010	% Change
Retail	$19.2	$21.2	(9.3)%
Recycling	5.7	4.3	33.7%
Byproduct	5.0	1.8	177.4%
	$29.9	$27.3	9.8%

Retail Revenues.  Our retail revenues of $19.2 million for the first quarter ended April 2, 2011 decreased $2.0 million or 9.3% compared to $21.2 million for the first quarter ended April 3, 2010.  The decline in retail revenues was due primarily to a boost in sales during the first quarter of 2010 from state-administered ENERGY STAR® appliance rebates that were not repeated in the first quarter of 2011.  We operated nineteen ApplianceSmart Factory Outlets operating during the entire first fiscal quarters of 2011 and 2010.  We estimate that the impact of the state-administered appliance rebates in March 2010 resulted in approximately $1.1 in revenues.  Adjusting for the estimated boost in 2010 revenues, comparable store revenues in the first quarter of 2011 declined 4.1% compared to the first quarter of 2010.  We plan to promote sales at our ApplianceSmart Factory Outlet stores during the remainder of 2011 through revamping our branding and advertising messages.  We do not expect a significant change in the level of retail revenues for the remainder of 2011.

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

Recycling Revenues.  Our recycling revenues of $5.7 million for the first quarter ended April 2, 2011 increased $1.4 million or 33.7% compared to $4.3 million for the first quarter ended April 3, 2010.  Recycling revenues are comprised of two components: (1) appliance recycling revenues generated by collecting and recycling appliances for utilities and other sponsors of energy efficiency programs and (2) replacement program revenues generated by recycling and replacing old appliances with new energy efficient models for programs sponsored by utility companies.  Appliance recycling revenues of $3.6 million increased 12.9% or $0.4 million in the first quarter of 2011 compared to $3.2 million in the first quarter of 2010, due primarily to stronger revenues from our California, Illinois, North Carolina and New York recycling contracts.  Replacement program revenues of $2.1 million increased 97.2% or $1.0 million in the first quarter of 2011 compared to $1.1 million in the first quarter of 2010, primarily as the result of higher volumes from a California utility customer’s refrigerator replacement program. We re-signed a three-year contract with that customer in the fourth quarter of 2010 and had expected revenues from that contract to increase beginning early in 2011.  We are pursuing new appliance recycling and replacement programs throughout North America but cannot predict if we will be successful in signing new contracts, renewing existing contracts or maintaining the current volumes under our existing contracts.

Byproduct Revenues.  Our byproduct revenues of $5.0 million for the first quarter ended April 2, 2011 increased $3.2 million or 177.4% from $1.8 million compared to the first quarter ended April 3, 2010.  The increase in byproduct revenues was primarily the result of higher recycling volumes, higher revenues generated at AAP and the sale of carbon offsets.  Byproduct revenues include all of the revenues generated by AAP.  Revenues from AAP of $2.7 million in the first quarter of 2011 increased 271.0% or $2.0 million compared to $0.7 million in the first quarter of 2010.  AAP commenced operations on February 8, 2010.  Byproduct revenues also included our first transaction related to the sale of carbon offsets, which were created by the destruction of ozone-depleting refrigerants acquired through various recycling programs.  This resulted in $0.4 million of byproduct revenue and a net of tax income contribution of $0.2 million for the first quarter of 2011.  We anticipate that we will be able to realize future revenues from the sale of carbon offsets, although the frequency of these transactions will vary based on volume levels and market conditions.  We cannot predict scrap metal prices, but do not expect significant fluctuations in 2011 as compared to 2010 levels.

Gross Profit.  Our gross profit of $9.0 million for the first quarter ended April 2, 2011 increased $1.0 million or 11.9% compared to $8.0 million for the first quarter ended April 3, 2010.  Gross profit as a percentage of total revenues increased to 30.0% in the first quarter of 2011 compared to 29.5% in the first quarter of 2010.  The increase in overall gross profit percentage was partially offset by lower profit margins at AAP.  We expect the gross profit percentage at AAP to improve over the next few quarters with the installation of the URT materials recovery system for refrigerators and freezers.  Excluding AAP, overall gross profit percentage increased to 32.0% in the first quarter of 2011 compared to 30.0% in the first quarter of 2010.  The increase, excluding AAP, was due primarily to higher recycling and byproduct revenues, including the sales of carbon offsets.  The gross profit percentage for the retail segment increased to 28.4% for the first quarter of 2011 compared to 28.1% for the first quarter of 2010.  The gross profit percentage for the recycling segment, including AAP, decreased to 33.1% in the first quarter of 2011 compared to 34.5% in the first quarter of 2010, primarily related to the lower profit margins generated by AAP when compared to ARCA’s utility recycling operations.  Excluding AAP, our recycling segment gross profit percentage increased to 41.0% in the first quarter of 2011 compared to 37.8% in the first quarter of 2010, driven primarily by the sale of carbon offsets, higher recycling revenues and higher byproduct revenues.  The $0.4 million sale of carbon offsets contributed approximately a three-basis-point improvement in our recycling gross profit percentage and the remainder of the improvement was the result of higher recycling and byproduct revenues.

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

4.               The volume and market price of scrap metals and plastics.

5.               The frequency and market prices for the sale of carbon offsets.

Unless we can significantly increase our appliance purchasing and sales volume, resulting in higher-level rebates, we believe our retail gross profit percentages in 2011 will be consistent or slightly better than 2010.  We expect our recycling gross profit percentages to improve slightly in 2011 as AAP becomes more efficient as we complete the construction and installation of the URT materials recovery system.

Selling, General and Administrative Expenses.  Our selling, general and administrative (“SG&A”) expenses of $7.5 million for the first quarter ended April 2, 2011 decreased $0.1 million or 2.4% compared to $7.6 million for the first quarter ended April 3, 2010.  Our SG&A expenses as a percentage of total revenues decreased to 24.9% in the first quarter of 2011 compared to 28.0% in the first quarter of 2010.  Selling expenses of $4.9 million in the first quarter of 2011 decreased 6.7% or $0.3 million compared to $5.2 million in the first quarter of 2010.  The decrease in selling expenses was due primarily to lower retail store operating expenses and reducing advertising expenses.  General and administrative expenses of $2.6 million in the first quarter of 2011 increased 6.8% or $0.2 million compared to $2.4 million in the first quarter of 2010.  The increase in general and administrative expenses was due primarily to the impact of restoring compensation reductions as compared to the first quarter of 2010.  We do not expect a significant change in the percentage of our SG&A expenses for the remainder of 2011.

Interest Expense.  Our interest expense increased $52,000 to $319,000 for the first quarter ended April 2, 2011 compared to $267,000 for the first quarter ended April 3, 2010.  The increase was due primarily to two factors: (1) the amortization of $46,000 of non-cash interest expense related to debt issuance costs from the PNC and Susquehanna Bank financings and (2) the inclusion of interest payments related to the repayment of debt in the first quarter of 2011.  We expect interest expense to increase in 2011 as compared to 2010 as a result of amortizing non-cash interest expense related to the PNC and Susquehanna Bank financings along with the interest paid to Susquehanna Bank.  We cannot predict our 2011 line of credit borrowings or what will happen with interest rates on our revolving line of credit in 2011.  We anticipate that the weighted average interest rate on our revolving line of credit will be lower for the remainder of 2011 as compared to 2010.

Provision for Income Taxes.  Our provision for income taxes increased $0.3 million to $0.4 million for the first quarter ended April 2, 2011 compared to $0.1 million for the first quarter ended April 3, 2010.  The increase was related primarily to taxable income generated in the United States.  We recorded a $0.3 million tax provision related to taxable income from our U.S operations and $0.1 million related to our Canadian operations.  During first quarter of 2011, we also recognized $36,000 related to windfall tax benefits from share-based compensation, which were recorded to Common Stock on the consolidated balance sheets.  As of April 2, 2011, we have utilized all of our available net operating loss carryforwards.  We continue to evaluate both positive and negative evidence related to retaining a valuation allowance against the portion of our deferred tax assets that are more-likely-than-not unable to be realized in future years.  We have recorded a full valuation allowance against our U.S. net deferred tax assets due to the uncertainty of their realization as of April 2, 2011 and January 1, 2011.  The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

Noncontrolling Interest.  Noncontrolling interest represents 4301’s share of AAP’s net (income) loss.  Under the AAP joint venture agreement, ARCA and 4301 each have a 50% interest in AAP.  AAP reported net income of $126,000 for the first quarter ended April 2, 2011, of which $63,000 represented the income attributable to noncontrolling interest.  AAP reported a net loss of $43,000 for the first quarter ended April 2, 2010, of which $22,500 represented the loss attributable to noncontrolling interest.

Liquidity and Capital Resources

Summary.  Cash and cash equivalents as of April 2, 2011 were $4.2 million compared to $3.1 million as of January 1, 2011. Working capital, the excess of current assets over current liabilities, increased to $6.5 million as of April 2, 2011 compared to $1.3 million as of January 1, 2011.  The improvement in working capital was related primarily to two factors: (1) repaying several of AAP’s short-term loans with $4.75 million in proceeds from the three Susquehanna Bank term loans, which mature over ten years, and (2) cash generated from operations as a result of the improvement in net income for the first quarter of 2011.  Working capital, excluding AAP, increased $1.4 million to $7.3 million as of April 2, 2011 compared to $5.9 million as of January 1, 2011 due primarily to lowering the balance on our revolving line of credit.  The current portion of our borrowings decreased $5.1 million to $9.4 million as of April 2, 2011 compared to $14.5 million as of January 1, 2011.  The decrease was related primarily to the repayment of $3.78 million of current borrowings from AAP and a decrease in the outstanding balance on our revolving line of credit.

The following table summarizes our cash flows for the three months ended April 2, 2011 and April 3, 2010 (in millions):

	April 2, 2011	April 3, 2010
Total cash and cash equivalents provided by (used in):
Operating activities	$2.2	$6.2
Investing activities	(0.6)	(1.1)
Financing activities	(0.6)	(3.6)
Effect of exchange rates on cash and cash equivalents	0.1	0.1
Increase in cash and cash equivalents	$1.1	$1.6

The decline in cash provided by operating activities of $4.0 million for the three months ended April 2, 2011 compared to the three months ended April 3, 2010 was due primarily to $2.4 million of more cash used in accounts receivable and $1.2 million of less cash provided by inventory.  The improvement in cash used in investing activities of $0.5 million for the three months ended April 2, 2011 compared to the three months ended April 3, 2010 was attributed primarily to release of $0.4 million in restricted cash.  The improvement in cash used in financing activities of $3.0 million for the three months ended April 2, 2011 compared to the three months ended April 3, 2010 was due primarily to lower net payments of $2.6 million under our line of credit and the reversal of $0.4 million in checks issued in excess of bank balance.

Sources of Liquidity.  Our principal sources of liquidity are cash from operations and borrowings under our revolving line of credit.  Our principal liquidity requirements consist of long-term debt obligations, capital expenditures and working capital. We believe, based on the anticipated sales per retail store, the anticipated revenues from our recycling contracts and our anticipated gross profit, that our cash balance, anticipated funds generated from operations and our revolving line of credit will be sufficient to finance our operations, long-term debt obligations and capital expenditures through at least the next twelve months.  Our total capital requirements for the next twelve months will depend upon, among other things as discussed below, the number and size of retail stores operating, the recycling volumes generated from recycling contracts and our needs related to AAP.  Currently, we have nineteen retail stores and ten recycling centers, including AAP, in operation.  We may need additional capital to finance our operations if our revenues are lower than anticipated, our expenses are higher than anticipated or we pursue new opportunities.  Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (Common or Preferred Stock) or other financing opportunities.  There can be no assurance that such additional sources of financing will be available on terms satisfactory to us or permitted by our Revolving Credit Agreement.

Outstanding Indebtedness.  On January 24, 2011, we entered into a Revolving Credit, Term Loan and Security Agreement (“Revolving Credit Agreement”) with PNC Bank, National Association (“PNC”) that provides us with a $15.0 million revolving line of credit and a $2.55 million Term Loan.  The Term Loan is described later in this section.  The Revolving Credit Agreement has a stated maturity date of January 24, 2014, if not renewed.  The Revolving Credit Agreement is collateralized by a security interest in substantially all of our assets and PNC is also secured by an inventory repurchase agreement with Whirlpool Corporation for Whirlpool purchases only.  We also issued a $750,000 letter of credit in favor of Whirlpool Corporation.  The interest rate on the revolving line of credit is PNC Base Rate plus 1.75%, or 1-, 2- or 3-month PNC LIBOR Rate plus 2.75%.  The PNC Base Rate shall mean, for any day, a fluctuating per annum rate of interest equal to the highest of (i) the interest rate per annum announced from time to time by PNC at its prime rate, (ii) the Federal Funds Open Rate plus ½ of 1%, and (iii) the one month LIBOR rate plus 100 basis points (1%).  As of April 2, 2011, the outstanding balance under the Revolving Credit Agreement was $8.3 million with a weighted average interest rate of 3.30%, which included both PNC LIBOR Rate and PNC Base Rate loans.  The amount of revolving borrowings under the Revolving Credit Agreement is based on a formula using accounts receivable and inventories.  We may not have access to the full $15.0 million revolving line of credit due to the formula using accounts receivable and inventories, the amount of the letter of credit issued in favor of Whirlpool Corporation and the amount of outstanding loans between PNC and our AAP joint venture.  As of April 2, 2011, our available borrowing capacity under the Revolving Credit Agreement was $3.5 million.  The Revolving Credit Agreement requires, starting with the fiscal quarter ending April 2, 2011 and continuing at the end of each quarter thereafter, that we meet a minimum fixed charge coverage ratio of 1.10 to 1.00, measured on a trailing twelve month basis.  The fixed charge coverage ratio for the first quarter ended April 2, 2011 was 8.45 to 1.00.  The Revolving Credit Agreement limits investments we can purchase, the amount of other debt we can incur and the amount we can spend on fixed assets along with prohibiting the payment of dividends.  As of April 2, 2011, we were in compliance with all the covenants of the Revolving Credit Agreement.

In connection with the Revolving Credit Agreement, we repaid the General Credit and Security Agreement, (“Credit Agreement”) as amended, entered into on August 30, 1996 with Spectrum Commercial Services (“SCS”) that provided us with an $18.0 million line of credit.  The Credit Agreement had a stated maturity date of December 31, 2010, if not renewed or extended, and provided that SCS may demand payment in full of the entire balance at any time.  We extended the Credit Agreement until January 24, 2011.  As of January 1, 2011, the outstanding balance under the Credit Agreement was $10.1 million with a stated interest rate of 6.75% (the greater of prime plus 3.50 percentage points or 6.75%).  As of January 1, 2011, our unused borrowing capacity under the Credit Agreement was $0.4 million.  As of January 1, 2011, we were in compliance with all the covenants of the Credit Agreement.

In connection with the Revolving Credit Agreement, we also guaranteed a $2.1 million loan between PNC (previously with SCS) and AAP.  The guarantee was provided by reducing our available borrowings under the Revolving Credit Agreement by $2.1 million until the loan is repaid by AAP.  The loan between PNC and AAP was repaid by AAP on March 10, 2011 as described later in this section.

On January 24, 2011, we entered into a $2.55 million term loan with PNC Bank to refinance the existing mortgage on our California facility.  The term loan is payable as follows, subject to acceleration upon the occurrence of an event of default or termination of the Revolving Credit Agreement: 119 consecutive monthly principal payments of $21 plus interest commencing on February 1, 2011 and continuing on the first day of each month thereafter followed by a 120th payment of all unpaid principal, interest and fees on January 1, 2021.  The term loan is collateralized with our California facility located in Compton, California. The term loan bears interest at PNC Base Rate plus 2.25%, or 1-, 2- or 3-month PNC LIBOR Rate plus 3.25%.  As of April 2, 2011, the interest rate was 5.50%, based on the PNC Base Rate of 3.25% plus 2.25%.  In connection with the $2.55 million term loan, we repaid our existing 6.85% mortgage of $1.5 million that resulted in $1.0 million of additional borrowings under our Revolving Credit Agreement described above.

On March 10, 2011, ARCA Advanced Processing, LLC entered into three separate commercial term loans (“Term Loans”) with Susquehanna Bank, pursuant to the guidelines of the U.S. Small Business Administration 7(a) Loan Program.  The total amount of the Term Loans is $4.75 million, split into three separate loans for $2.10 million; $1.40 million; and $1.25 million.  AAP repaid $3.78 million of short-term debt and repaid $0.44 million to ARCA for loans that were eliminated in the consolidated financial statements. The Term Loan matures in ten years and bears and an interest rate of Prime plus 2.75%.  As of April 2, 2011, the interest rate was 6.00%. The total monthly interest and principal payments are $53,700 and begin on July 1, 2011.  AAP will pay interest only between March 10, 2011 and June 30, 2011.

On December 13, 2010, we guaranteed a 3.00% note, due February 2011, of $0.3 million between Central Bank and AAP.  The guarantee was provided by pledging $0.3 million of our cash balance at Central Bank until the loan was repaid by AAP.  In connection with the Term Loans AAP entered into with Susquehanna Bank the $0.3 million loan from Central Bank was repaid by AAP.

The following table summarizes our borrowings as of April 2, 2011 and January 1, 2011 (in millions):

	April 2,	January 1,
	2011	2011
Line of Credit	$8.3	$10.1
PNC term loan	2.5	—
Mortgage	—	1.5
Susquehanna Bank Term Loans (1)	4.8	—
Other Loans (1)	0.9	4.7
Capital leases and other financing obligations	0.5	0.7
	17.0	17.0
Less: current portion of debt	9.4	14.5
	$7.6	$2.5

(1) Represents loans from consolidating AAP.

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Impact of Inflation

Interest Rate Risk.  We do not believe there is any significant risk related to interest rate fluctuations on our long-term fixed-rate debt.  There is interest rate risk on the line of credit, PNC term loan and Susquehanna Bank term loans, since our interest rate floats.  The outstanding balance on our floating rate loans as of April 2, 2011 was approximately $15.6 million.  Based on average floating rate borrowings of $15.6 million, a hypothetical 100 basis point change in the applicable interest rate would have caused our interest expense to change by approximately $40,000 for the three months ended April 2, 2011.

Foreign Currency Exchange Rate Risk.  We currently generate revenues in Canada.  The reporting currency for our consolidated financial statements is U.S. dollars.  It is not possible to determine the exact impact of foreign currency exchange rate changes; however, the effect on reported revenue and net earnings can be estimated.  We estimate that the overall strength of the U.S. dollar against the Canadian dollar had an immaterial impact on the revenues and net income for the three months ended April 2, 2011.  We do not currently hedge foreign currency fluctuations and do not intend to do so for the foreseeable future.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at April 2, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at April 2, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the first quarter of fiscal 2011, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In March 2012, the Company commenced an action against AmTim Capital, Inc. seeking an Order from the Hennepin County State District Court that the manner in which the Company calculates certain overhead costs for its Canadian operations fully comports with ARCA’ s contracts with AmTim.  For the past several years, the Company has contracted with AmTim to provide certain services in support of the Company’s Canadian operations. The parties dispute the manner in which AmTim’s compensation is calculated pursuant to the terms of the agreements between the Company and AmTim.  As a result, AmTim claims current and past amounts due from the Company.  The Company is confident that the manner in which the Company has calculated and paid AmTim for its services is correct under its agreements with AmTim and has asked for judicial confirmation of same in the Minnesota Courts.  AmTim has commenced a similar action against the Company, in Ontario, Canada.  The Company believes there is no merit to AmTim’s claims and is confident that it will prevail in the actions which have been commenced in this regard.

We are party from time to time to other ordinary course disputes that we do not believe to be material.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                    Defaults Upon Senior Securities

None.

Item 5.                    Other Information

None.

Item 6.                    Exhibits

Exhibit Number	Description
10.13*

ARCA Advanced Processing, LLC entered into three separate commercial term loans (“Term Loans”) with Susquehanna Bank, pursuant to the guidelines of the U.S. Small Business Administration 7(a) Loan Program. The total amount of the Term Loans is $4,750,000, split into three separate loans for $2,100,000; $1,400,000; and $1,250,000.

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

Dated: May 13, 2011	APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
(Registrant)

	By	/s/ Edward R. Cameron
Edward R. Cameron
President and Chief Executive Officer

	By	/s/ Peter P. Hausback
Peter P. Hausback
Executive Vice President, Chief Financial Officer
and Principal Accounting Officer