Form 10-Q
period 2011-07-02
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2011-08-15
CIK 862861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 2, 2011

or

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

As of August 15, 2011, there were outstanding 5,492,777 shares of the registrant’s Common Stock, without par value.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

PART I.         FINANCIAL INFORMATION

Item 1.            Financial Statements

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	July 2, 2011	January 1, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,477	$3,065
Accounts receivable, net of allowance of $28 and $44, respectively	9,435	5,030
Inventories, net of reserves of $94 and $286, respectively	16,353	16,593
Other current assets	1,232	519
Deferred tax assets	641	—
Total current assets	32,138	25,207
Property and equipment, net	12,470	11,747
Restricted cash	—	701
Goodwill	1,120	1,120
Other assets	1,564	1,060
Deferred income taxes	306	29
Total assets (a)	$47,598	$39,864

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,794	$4,468
Checks issued in excess of bank balance	—	42
Accrued expenses	5,267	4,771
Line of credit	10,760	10,139
Current maturities of long-term obligations	1,089	4,396
Income taxes payable	828	60
Total current liabilities	23,738	23,876

Long-term obligations, less current maturities	7,470	2,501
Deferred gain, net of current portion	1,096	1,340
Total liabilities (a)	32,304	27,717

Commitments and contingencies	—	—

Shareholders’ equity:
Common Stock, no par value; 10,000 shares authorized; issued and outstanding: 5,493 shares at both periods	19,989	19,740
Accumulated deficit	(6,556)	(9,258)
Accumulated other comprehensive loss	(189)	(274)
Total shareholders’ equity	13,244	10,208
Noncontrolling interest	2,050	1,939
	15,294	12,147
Total liabilities and shareholders’ equity	$47,598	$39,864

(a) Assets of the consolidated VIE that can only be used to settle obligations of the consolidated VIE were $11,386 and $10,207 and liabilities of the consolidated VIE for which creditors do not have recourse to the general credit of the Company were $1,903 and $3,774 as of July 2, 2011 and January 1, 2011, respectively.

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Revenues:
Retail	$18,385	$18,552	$37,604	$39,737
Recycling	9,612	6,324	15,350	10,615
Byproduct	4,894	3,334	9,863	5,125
Total revenues	32,891	28,210	62,817	55,477

Costs of revenues	23,244	19,542	44,181	38,773
Gross profit	9,647	8,668	18,636	16,704
Selling, general and administrative expenses	7,394	7,605	14,855	15,247
Operating income	2,253	1,063	3,781	1,457

Other income (expense):
Interest expense, net	(284)	(231)	(602)	(497)
Other expense, net	(45)	(36)	(74)	(10)
Income before income taxes and noncontrolling interest	1,924	796	3,105	950
Provision for (benefit from) income taxes	(152)	155	292	229
Net income	2,076	641	2,813	721
Net (income) loss attributable to noncontrolling interest	(48)	78	(111)	100
Net income attributable to controlling interest	$2,028	$719	$2,702	$821

Income per common share:
Basic	$0.37	$0.13	$0.49	$0.16
Diluted	$0.35	$0.13	$0.47	$0.16

Weighted average common shares outstanding:
Basic	5,493	5,493	5,493	5,040
Diluted	5,820	5,718	5,801	5,246

Net income	$2,076	$641	$2,813	$721
Other comprehensive income (loss), net of tax:
Effect of foreign currency translation adjustments	17	(89)	85	(29)
Total other comprehensive income (loss), net of tax	17	(89)	85	(29)
Comprehensive income	2,093	552	2,898	692
Comprehensive loss (income) attributable to noncontrolling interest	(48)	78	(111)	100
Comprehensive income attributable to controlling interest	$2,045	$630	$2,787	$792

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Six Months Ended
	July 2,	July 3,
	2011	2010
Operating activities
Net income	$2,813	$721
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	667	725
Share-based compensation	213	193
Amortization of deferred gain	(244)	(244)
Amortization of debt issuance costs	93	—
Reversal of deferred tax asset valuation allowance	(917)	—
Excess tax benefits related to share-based compensation	(36)	—
Other	(4)	10
Changes in assets and liabilities:
Accounts receivable	(4,405)	(876)
Inventories	240	2,503
Other current assets	(713)	(206)
Other assets	31	(725)
Accounts payable and accrued expenses	1,822	1,618
Income taxes payable	803	(64)
Net cash flows provided by operating activities	363	3,655

Investing activities
Purchase of property and equipment	(1,316)	(1,556)
Decrease (increase) in restricted cash	701	(1)
Proceeds from sale of property and equipment	9	8
Consolidation of ARCA Advanced Processing (AAP)	—	31
Net cash flows used in investing activities	(606)	(1,518)

Financing activities
Checks issued in excess of cash in bank	(42)	(410)
Net borrowings (payments) under line of credit	621	(2,611)
Payments on debt obligations	(7,771)	(445)
Proceeds from issuance of debt obligations	9,400	—
Proceeds from issuance of Common Stock, net of offering costs	—	1,721
Payment of debt issuance costs	(669)	—
Excess tax benefits related to share-based compensation	36	—
Net cash flows provided by (used in) financing activities	1,575	(1,745)

Effect of changes in exchange rate on cash and cash equivalents	80	(35)

Increase in cash and cash equivalents	1,412	357
Cash and cash equivalents at beginning of period	3,065	2,799
Cash and cash equivalents at end of period	$4,477	$3,156

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In Thousands)

	Six Months Ended
	July 2,	July 3,
	2011	2010
Supplemental disclosures of cash flow information
Cash payments for interest	$502	$490
Cash payments for income taxes	$407	$293

Non-cash investing and financing activities
Loan receivable exchanged for equity in AAP	$—	$375
Equipment acquired under capital leases	$33	$—

Consolidation of variable interest entity:
Fair value of assets acquired	$—	$3,927
Assumed liabilities	$—	$1,958

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share Amounts)

1.                                      Nature of Business and Basis of Presentation

Appliance Recycling Centers of America, Inc. and subsidiaries (“we,” the “Company” or “ARCA”) are in the business of selling new major household appliances through a chain of Company-owned stores under the name ApplianceSmart®.  We also provide turnkey appliance recycling and replacement services for electric utilities and other sponsors of energy efficiency programs.  In addition, we have a 50% interest in a joint venture operating under the name ARCA Advanced Processing, LLC (“AAP”) which recycles appliances from a six-state region in the northeastern United States for General Electric Company (“GE”) acting through its GE Consumer & Industrial business.

The accompanying consolidated financial statements of the Company are unaudited and have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and Article 8 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, normal and recurring adjustments and accruals considered necessary for a fair presentation for the periods indicated have been included.  Operating results for the three-month and six-month periods ended July 2, 2011 and July 3, 2010 are presented using 13-week and 26-week periods, respectively.  The results of operations for any interim period are not necessarily indicative of the results for the year.

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

2.                                Recent Accounting Pronouncements

Impairment of Goodwill

During December 2010, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard related to goodwill impairment testing.  The new standard requires entities with reporting units with zero or negative carrying amounts to perform step 2 of the goodwill impairment test if qualitative factors indicate that it is more likely than not that a goodwill impairment exists.  Any goodwill impairment recorded upon the adoption of the new standard is required to be recorded as a cumulative-effect adjustment to beginning equity.  The standard is effective for fiscal years beginning after December 15, 2010.  The adoption of the new standard did not have a material effect on our results of operations, financial position or cash flows.

Presentation of Comprehensive Income

In June 2011, the FASB issued an Accounting Standards Update (“ASU”) related to the presentation of comprehensive income.  This ASU amends the FASB Accounting Standards Codification (“Codification”) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  This ASU is effective for fiscal years beginning after December 15, 2011.  We elected to early adopt this ASU in the second quarter of 2011 and the adoption did not have a material effect on our results of operations, financial position or cash flows.

3.                                      Significant Accounting Policies

Trade receivables:  We carry unsecured trade receivables at the original invoice amount less an estimate made for doubtful accounts based on a monthly review of all outstanding amounts.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions.  We write off trade receivables when we deem them uncollectible.  We record recoveries of trade receivables previously written off when we receive them.  We consider a trade receivable to be past due if any portion of the receivable balance is outstanding for more than ninety days.  We do not charge interest on past due receivables.  Our management considers the allowance for doubtful accounts of $28 and $44 to be adequate to cover any exposure to loss at July 2, 2011 and January 1, 2011, respectively.

Inventories:  Inventories, consisting principally of appliances, are stated at the lower of cost, determined on a specific identification basis, or market and consist of:

	July 2, 2011	January 1, 2011
Appliances held for resale	$16,292	$16,785
Processed metals from recycled appliances held for resale	155	94
Less provision for inventory obsolescence	(94)	(286)
	$16,353	$16,593

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

Property and equipment:  Property and equipment consists of the following:

	July 2, 2011	January 1, 2011
Land	$1,140	$1,140
Buildings and improvements	3,170	3,104
Equipment (including computer software)	12,784	12,529
Projects under construction	6,227	5,220
	23,321	21,993
Less accumulated depreciation and amortization	(10,851)	(10,246)
	$12,470	$11,747

At July 2, 2011, we were in the process of testing the UNTHA Recycling Technology (“URT”) equipment installed at AAP to enhance the capabilities of the RPC in Philadelphia.  We anticipate the testing of URT materials recovery system will be completed in the third quarter of 2011 and that the system will be fully operational and recycling refrigerators and freezers.  We have no additional commitments for additional payments for this equipment as of July 2, 2011.

Software development costs:  We capitalize software developed for internal use and are amortizing such costs over their estimated useful lives of three to five years.  Costs capitalized were $47 and $34 for the three months ended July 2, 2011 and July 3, 2010, respectively.  Costs capitalized were $76 and $58 for the six months ended July 2, 2011 and July 3, 2010, respectively.

Restricted cash:  Restricted cash consisted of a reserve account required by our bankcard processor to cover chargebacks, adjustments, fees and other charges that may be due from us.  As of July 2, 2011, our bankcard processor released the entire reserve balance.

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

Changes in our warranty accrual are as follows:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Beginning Balance	$37	$59	$36	$67
Standard accrual based on units sold	36	17	51	31
Actual costs incurred	(4)	(4)	(8)	(8)
Periodic accrual adjustments	(10)	(17)	(20)	(35)
Ending Balance	$59	$55	$59	$55

Share-based compensation:  We recognize share-based compensation expense on a straight-line basis over the vesting period for all share-based awards granted.  We use the Black-Scholes option pricing model to determine the fair value of awards at the grant date.  We calculate the expected volatility for stock awards using historical volatility.  We estimate a 0%-5% forfeiture rate for stock awards issued to all employees and members of the Board of Directors, but will continue to review these estimates in future periods.  The risk-free rates for the expected terms of the stock awards are based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected life represents the period that the stock awards are expected to be outstanding.  The expected dividend yield is zero as we have not paid or declared any cash dividends on our Common Stock.  Based on these valuations, we recognized share-based compensation expense of $114 and $108 for the three months ended July 2, 2011 and July 3, 2010, respectively, and $213 and $193 for the six months ended July 2, 2011 and July 3, 2010, respectively.  We estimate that the remaining expense for fiscal 2011 and beyond will be approximately $166 and $31, respectively, based on the value of stock awards outstanding as of July 2, 2011.  This estimate does not include any expense for additional awards that may be granted and vest during 2011.

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

Basic and diluted income per share:  Basic income per common share is computed based on the weighted average number of common shares outstanding.  Diluted income per common share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued.  Potentially dilutive shares of Common Stock include unexercised stock options and warrants.  Basic per share amounts are computed, generally, by dividing net income attributable to controlling interest by the weighted average number of common shares outstanding.  Diluted per share amounts assume the conversion, exercise or issuance of all potential Common Stock instruments unless their effect is anti-dilutive, thereby reducing the loss or increasing the income per common share.  In calculating diluted weighted average shares and per share amounts, we included stock options and warrants with exercise prices below average market prices, for the respective reporting periods in which they were dilutive, using the treasury stock method.  We calculated the number of additional shares by assuming the outstanding stock options were exercised and that the proceeds from such exercises were used to acquire Common Stock at the average market price during the quarter.  For the three and six months ended July 2, 2011, we excluded 547 and 549, respectively, options and warrants from the diluted weighted average share outstanding calculation as the effect of these options and warrants is anti-dilutive.  For the three and six months ended July 3, 2010, we excluded 479 and 498, respectively, options and warrants from the diluted weighted average share outstanding calculation as the effect of these options and warrants is anti-dilutive.

A reconciliation of the denominator in the basic and diluted income or loss per share is as follows:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Numerator:
Net income attributable to controlling interest	$2,028	$719	$2,702	$821

Denominator:
Weighted average shares outstanding — basic	5,493	5,493	5,493	5,040
Employee stock options	117	31	101	17
Stock warrants	210	194	207	189
Weighted average shares outstanding - diluted	5,820	5,718	5,801	5,246

Income per share:
Basic	$0.37	$0.13	$0.49	$0.16
Diluted	$0.35	$0.13	$0.47	$0.16

4.                                      Variable Interest Entity

The financial position and results of operations of AAP are consolidated in our financial statements based on our conclusion that AAP is a variable interest entity and because we have the ability to significantly influence the economic performance of the entity through our contractual agreement with GE.

The following table summarizes the assets and liabilities of AAP as of July 2, 2011 and January 1, 2011:

	July 2, 2011	January 1, 2011
Assets
Current assets	$588	$439
Property and equipment, net	9,373	8,430
Goodwill	1,082	1,082
Other assets	343	256
	$11,386	$10,207

Liabilities
Accounts Payable	$581	$737
Accrued Expenses	288	304
Current maturities of long-term debt obligations	618	4,000
Long-term debt obligations, net of current maturities	5,136	832
Other long-term liabilities (a)	663	455
	$7,286	$6,328

(a)          Other long-term liabilities represent loans between ARCA and AAP that are eliminated in consolidation.

The following table summarizes the operating results of AAP for the three and six months ended July 2, 2011 and July 3, 2010:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010 (b)
Revenues	$2,583	$1,856	$5,236	$2,571
Gross profit (loss)	$269	$(83)	$542	$(50)
Operating income (loss)	$185	$(140)	$379	$(182)

(b)         AAP commenced operations on February 8, 2010.

5.                                      Other Assets

Other assets as of July 2, 2011 and January 1, 2011 consist of the following:

	July 2, 2011	January 1, 2011
Deposits	$397	$443
Recycling contract, net	379	419
Debt issuance costs, net	575	—
Patent Costs	15	—
Other	198	198
	$1,564	$1,060

For the three and six months ended July 2, 2011, we recorded amortization expense of $20 and $40, respectively, related to our recycling contract.  For both the three and six months ended July 3, 2010, we recorded amortization expense of $20 related to our recycling contract.  For the three and six months ended July 2, 2011, we recorded non-cash interest expense of $47 and $93, respectively, related to debt issuance costs.

6.                                      Accrued Expenses

Accrued expenses as of July 2, 2011 and January 1, 2011 consist of the following:

	July 2, 2011	January 1, 2011
Compensation and benefits	$1,485	$1,472
Accrued incentive and rebate checks	897	387
Accrued rent	1,401	1,423
Warranty expense	59	36
Accrued payables	500	445
Current portion of deferred gain on sale-leaseback of building	487	487
Deferred revenue	147	91
Other	291	430
	$5,267	$4,771

7.                                      Line of Credit

On January 24, 2011, we entered into a Revolving Credit, Term Loan and Security Agreement (“Revolving Credit Agreement”) with PNC Bank, National Association (“PNC”) that provides us with a $15,000 revolving line of credit.  See Note 9 for further discussion regarding the Term Loan entered into with PNC.  The Revolving Credit Agreement has a stated maturity date of January 24, 2014, if not renewed.  The Revolving Credit Agreement includes a lockbox agreement and a subjective acceleration clause and as a result we have classified the revolving line of credit as a current liability.  The Revolving Credit Agreement is collateralized by a security interest in substantially all of our assets and PNC is also secured by an inventory repurchase agreement with Whirlpool Corporation for Whirlpool purchases only.  We also issued a $750 letter of credit in favor of Whirlpool Corporation.  The Revolving Credit Agreement requires, starting with the fiscal quarter ending April 2, 2011 and continuing at the end of each quarter thereafter, that we meet a minimum fixed charge coverage ratio of 1.10 to 1.00, measured on a trailing twelve month basis.  The Revolving Credit Agreement limits investments we can purchase, the amount of other debt we can incur, the amount of loans we can issue to our affiliates and the amount we can spend on fixed assets along with prohibiting the payment of dividends.  As of July 2, 2011, we were in compliance with all the covenants of the Revolving Credit Agreement.  The interest rate on the revolving line of credit is PNC Base Rate plus 1.75%, or 1-, 2- or 3-month PNC LIBOR Rate plus 2.75%.  The PNC Base Rate shall mean, for any day, a fluctuating per annum rate of interest equal to the highest of (i) the interest rate per annum announced from time to time by PNC at its prime rate, (ii) the Federal Funds Open Rate plus ½ of 1%, and (iii) the one month LIBOR rate plus 100 basis points (1%).  As of July 2, 2011, the outstanding balance under the Revolving Credit Agreement was $10,760 with a weighted average interest rate of 3.66%, which included both PNC LIBOR Rate and PNC Base Rate loans.  The amount of revolving borrowings under the Revolving Credit Agreement is based on a formula using accounts receivable and inventories.  We may not have access to the full $15,000 revolving line of credit due to the formula using accounts receivable and inventories, the amount of the letter of credit issued in favor of Whirlpool Corporation and the amount of outstanding loans between PNC and our AAP joint venture.  As of July 2, 2011, our available borrowing capacity under the Revolving Credit Agreement was $3,435.

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

8.                                      Deferred Gain

In connection with the September 25, 2009 sale-leaseback of our St. Louis Park, Minnesota, building, we recorded a deferred gain of $2,436.  The deferred gain is being amortized over the initial lease period of five years.  For both the three and six months ended July 2, 2011 and July 3, 2010, we amortized $122 and $244, respectively, of the deferred gain.  The deferred gain amortization is netted against rent expense as a component of selling, general and administrative expenses in the consolidated statements of operations.

9.                                      Borrowings

Long-term debt, capital lease and other financing obligations as of July 2, 2011 and January 1, 2011 consist of the following:

	July 2, 2011	January 1, 2011
6.85% mortgage, due in monthly installments of $15, including interest, due January 2013, collateralized by land and building	$—	$1,509
Floating rate term loan, due in monthly installments of $21, plus interest, due February 2021, collateralized by land and building	2,423	—
Floating rate term loans, due in monthly installments of $54, including interest, due March 2021, collateralized by equipment	4,720	—
2.75% note, due in monthly installments of $3, including interest, due October 2024, collateralized by equipment	454	468
10.00% note, due in monthly installments of $10, including interest, due December 2014	440	440
7.25% note, due on demand with a maturity date of December 2011	—	2,100
4.00% note, due on demand with no stated maturity date	—	1,400
3.00% note, due February 2011	—	280
Capital leases and other financing obligations	522	700
	8,559	6,897
Less current maturities	1,089	4,396
	$7,470	$2,501

On January 24, 2011, we entered into a $2,550 term loan with PNC Bank to refinance the existing mortgage on our California facility.  The term loan is payable as follows, subject to acceleration upon the occurrence of an event of default or termination of the Revolving Credit Agreement: 119 consecutive monthly principal payments of $21 plus interest commencing on February 1, 2011 and continuing on the first day of each month thereafter followed by a 120th payment of all unpaid principal, interest and fees on January 1, 2021. The term loan is collateralized with our California facility located in Compton, California. The term loan bears interest at PNC Base Rate plus 2.25%, or 1-, 2- or 3-month PNC LIBOR Rate plus 3.25%.  As of July 2, 2011, the interest rate was PNC Base Rate of 3.25% plus 2.25% or 5.50%.  In connection with the $2,550 term loan, we repaid our existing 6.85% mortgage, including prepayment penalties and accrued interest, of $1,544 that resulted in $1,006 of additional borrowings under our Revolving Credit Agreement described in Note 7.

On March 10, 2011, ARCA Advanced Processing, LLC entered into three separate commercial term loans (“Term Loans”) with Susquehanna Bank, pursuant to the guidelines of the U.S. Small Business Administration 7(a) Loan Program.  The total amount of the Term Loans is $4,750, split into three separate loans for $2,100; $1,400; and $1,250.  AAP repaid $3,780 of short-term debt and repaid $443 to ARCA for loans that were eliminated in the consolidated financial statements. The Term Loan matures in ten years and bears an interest rate of Prime plus 2.75%.  As of July 2, 2011, the interest rate was 6.00%. The total monthly interest and principal payments are $54 and begin on July 1, 2011.  AAP paid interest only between March 10, 2011 and June 30, 2011.  Borrowings under the Term Loans are secured by substantially all of the assets of AAP along with liens on the business assets and certain personal assets of the owners of 4301 Operations, LLC. We are a guarantor of the Term Loans along with 4301 Operations, LLC and its owners.

On December 13, 2010, we guaranteed a 3.00% note, due in February 2011, of $280 between Central Bank and AAP.  The guarantee was provided by pledging $280 of our cash balance at Central Bank until the loan was repaid by AAP.  The loan was repaid by AAP on March 10, 2011 as described above.

Capital leases and other financing obligations:  We acquire certain equipment under capital leases and other financing obligations.  The cost of the equipment was approximately $1,767 and $1,660 at July 2, 2011 and January 1, 2011, respectively.  Accumulated amortization at July 2, 2011 and January 1, 2011 was approximately $1,356 and $1,192, respectively.  Depreciation and amortization expense is included in cost of revenues and selling, general and administrative expenses.

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

In December 2009, a lawsuit was commenced against us in the Fourth Judicial District Court of Hennepin County, Minnesota by RKL Landholdings, LLC and Emad Y. Abed (“Plaintiffs”), alleging that we breached an agreement to sell our St. Louis Park, Minnesota property to the Plaintiffs.  We sold this property to a third party in September 2009, have received the proceeds from the sale, and are currently leasing the property from such third party.  Edward Cameron, our Chief Executive Officer, was also named as a defendant in the lawsuit.  The Plaintiff’s claims were based on a Purchase Agreement and extensions thereto between the Plaintiffs and us, which Purchase Agreement and extensions had expired by their own terms.  The Plaintiffs asserted various claims, including promissory estoppel, unjust enrichment, conversion, fraud, tortious interference with prospective advantage, and breach of contract.  On August 6, 2010, the Hennepin County District Court entered a summary judgment in favor of Mr. Cameron and us and dismissed all of the Plaintiffs’ claims.  The Plantiffs appealed the Court’s ruling and the Minnesota Court of Appeals affirmed the decision of the District Court on June 6, 2011.

11.                              Income Taxes

For the three and six months ended July 2, 2011, we recorded a benefit from income taxes of $152 and provision for income taxes of $292, respectively.  At January 1, 2011, we recorded a full valuation allowance against our U.S. net deferred tax assets due to the uncertainty of their realization.  We regularly evaluate both positive and negative evidence related to retaining a valuation allowance against our deferred tax assets.  The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  During the second quarter of 2011, we concluded, based on the assessment of all available evidence, including previous three-year cumulative income before infrequent and unusual items, a history of generating income before taxes for six consecutive quarters and estimates of future profitability, that it is more-likely-than-not that we will be able to realize a portion of our deferred tax assets in the future and recorded a $917 non-cash reversal of our deferred tax asset valuation allowance.   As a result of generating taxable income for the six months ended July 2, 2011, the Company recorded a provision for income taxes of $1,209 at an effective tax rate of 40.4% that was partially offset by the reversal of the deferred tax asset valuation allowance.  During the first quarter of 2011, we recognized $36 of windfall tax benefits from share-based compensation, which was recorded to Common Stock on the consolidated balance sheets.

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  As of July 2, 2011 and January 1, 2011, we did not have any material uncertain tax positions.

It is our practice to recognize interest related to income tax matters as a component of interest expense and penalties as a component of selling, general and administrative expense.  As of July 2, 2011 and January 1, 2011, we had an immaterial amount of accrued interest and penalties.

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

We had no significant unrecognized tax benefits as of July 2, 2011 and January 1, 2011 that would reasonably be expected to affect our effective tax rate during the next twelve months.

12.                              Shareholders’ Equity

Stock options:  Our 2006 Stock Option Plan (the “2006 Plan”) expired on June 30, 2011, but the options outstanding under the 2006 Plan continue to be exercisable in accordance with their terms.  As of July 2, 2011, 577 options were outstanding to employees and non-employee directors under the 2006 Plan.  Our Restated 1997 Stock Option Plan (the “1997 Plan”) has expired, but the options outstanding under the expired 1997 Plan continue to be exercisable in accordance with their terms.  As of July 2, 2011, options to purchase an aggregate of 33 shares were outstanding under the 1997 Plan.  Options granted to employees typically vest over two years while grants to non-employee directors vest in six months.  On February 24, 2011, we granted 28 stock options to employees with an exercise price of $4.25 per share, a vesting period of one year and a weighted average fair value of $3.50 per share.  On May 12, 2011, we granted 30 stock options to non-employee directors with an exercise price of $4.69 per share, a vesting period of six months and a weighted average fair value of $4.20 per share.

The following table summarizes the assumptions used to estimate the fair value of stock options granted during the first and second quarters of 2011 using the Black-Scholes Model:

	Q1 2011	Q2 2011
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	97.9%	97.7%
Risk-free interest rate	2.9%	3.2%
Expected life of options	7 years	10 years

On May 12, 2011, our shareholders approved and adopted the 2011 Stock Compensation Plan (the “2011 Plan”).  The 2011 Plan authorizes the granting of awards in any of the following forms: (i) stock options, (ii) stock appreciation rights, and (iii) other share-based awards, including but not limited to restricted stock, restricted stock units or performance shares.  The 2011 Plan provides for the issuance of up to 700 shares of Common Stock pursuant to awards granted under the 2011 Plan.  As of July 2, 2011, no share-based awards were outstanding under the 2011 Plan.

Preferred Stock:  Our amended Articles of Incorporation authorize two million shares of Preferred Stock that may be issued from time to time in one or more series having such rights, powers, preferences and designations as the Board of Directors may determine.  To date no such preferred shares have been issued.

13.                         Segment Information

We operate within targeted markets through two reportable segments: retail and recycling.  The retail segment is comprised of income generated through our ApplianceSmart stores, which includes appliance sales and byproduct revenues from collected appliances.  The recycling segment includes all fees charged and costs incurred for collecting, recycling and installing appliances for utilities and other customers and includes byproduct revenue, which is primarily generated through the recycling of appliances.  We have included the results from consolidating AAP in our recycling segment.  The nature of products, services and customers for both segments varies significantly.  As such, the segments are managed separately.  Our Chief Executive Officer has been identified as the Chief Operating Decision Maker (“CODM”).  The CODM evaluates performance and allocates resources based on revenues and income from operations of each segment.  Income from operations represents revenues less cost of revenues and operating expenses, including certain allocated selling, general and administrative costs.  There are no inter-segment sales or transfers.

The following tables present our segment information for periods indicated:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Revenues:
Retail	$18,809	$18,959	$38,428	$40,402
Recycling	14,082	9,251	24,389	15,075
Total revenues	$32,891	$28,210	$62,817	$55,477

Operating income (loss):
Retail	$91	$(222)	$283	$(4)
Recycling	2,204	1,361	3,638	1,609
Unallocated corporate	(42)	(76)	(140)	(148)
Total operating income (loss)	$2,253	$1,063	$3,781	$1,457

Assets:
Retail	$17,352	$16,178	$17,352	$16,178
Recycling	22,830	12,507	22,830	12,507
Corporate assets not allocable	7,416	6,714	7,416	6,714
Total assets	$47,598	$35,399	$47,598	$35,399

Cash capital expenditures:
Retail	$21	$18	$42	$32
Recycling	285	887	1,132	1,416
Corporate assets not allocable	83	47	142	108
Total cash capital expenditures	$389	$952	$1,316	$1,556

Depreciation and amortization:
Retail	$85	$98	$181	$199
Recycling	119	169	235	255
Unallocated corporate	98	141	251	271
Total depreciation and amortization	$302	$408	$667	$725

Interest expense:
Retail	$62	$172	$164	$361
Recycling	143	59	301	102
Unallocated corporate	81	1	140	36
Total interest expense	$286	$232	$605	$499

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

Overview

We are in the business of selling new major household appliances through a chain of Company-owned stores under the name ApplianceSmart®.  We also provide turnkey appliance recycling and replacement services for electric utilities and other sponsors of energy efficiency programs.    In addition, we have a 50% interest in a joint venture operating under the name ARCA Advanced Processing, LLC (“AAP”) which recycles appliances from a six-state region in the northeastern United States for General Electric Company (“GE”) acting through its GE Consumer & Industrial business.  We operate two reportable segments: retail and recycling.  The retail segment is comprised of income generated through our ApplianceSmart stores, including a portion of our byproduct revenues from collected appliances.  Our recycling segment includes all fees charged and costs incurred for collecting, recycling and installing appliances for utilities and other customers and includes a significant portion of our byproduct revenue, which is primarily generated through the recycling of appliances.  We have included the results from consolidating AAP in our recycling segment.  As of July 2, 2011, we operated nineteen ApplianceSmart stores.  Our nineteen stores are located in convenient, high-traffic locations in Georgia, Minnesota, Ohio and Texas.  As of July 2, 2011, we operated ten processing and recycling centers, which are located in California, Colorado, Illinois, Minnesota, North Carolina, Ohio, Pennsylvania, Texas, Washington and Ontario, Canada.  We are actively pursuing opportunities to support energy efficiency programs run by electric utility companies throughout North America.

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

Reporting Period.  Operating results for the three- and six-month periods ended July 2, 2011 and July 3, 2010 are presented using 13- and 26-week periods, respectively.  The results of operations for any interim period are not necessarily indicative of the results for the year.

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

Variable Interest Entity.  On October 21, 2009, we entered into an Appliance Sales and Recycling Agreement (the “Agreement”) with General Electric Company acting through its GE Consumer & Industrial business.  Under the Agreement, GE sells all of its recyclable appliances generated in six states in the northeastern United States to us, and we collect, process and recycle such recyclable appliances.  The Agreement requires that we will only recycle, and will not sell for re-use or resale, the recyclable appliances purchased from GE.  We established a regional processing center (“RPC”) located in Philadelphia, Pennsylvania, through a joint venture agreement.  The joint venture, ARCA Advanced Processing, LLC, was formed in October 2009 between ARCA and 4301 Operations, LLC to support the Agreement.  Both ARCA and 4301 have a 50% interest in AAP.  The term of the Agreement is for six years from the first date of appliance collection, which was March 31, 2010.  AAP commenced operations in February 2010 and has the exclusive rights to service the Agreement as a subcontractor for us.  The financial position and results of operations of AAP are consolidated in our financial statements based on our conclusion that AAP is a variable interest entity and because we have the ability to significantly influence the economic performance of the entity through our contractual agreement with GE.  At July 2, 2011, we were in the process of testing the UNTHA Recycling Technology (“URT”) equipment installed at AAP to enhance the capabilities of the RPC in Philadelphia.  We anticipate the testing of URT materials recovery system will be completed in the third quarter of 2011 and that the system will be fully operational and recycling refrigerators and freezers.

Results of Operations

The following table sets forth our consolidated financial data as a percentage of total revenues for the three and six months ended July 2, 2011 and July 3, 2010:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Revenues:
Retail	55.9%	65.8%	59.9%	71.7%
Recycling	29.2	22.4	24.4	19.1
Byproduct	14.9	11.8	15.7	9.2
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues	70.7	69.3	70.3	69.9
Gross profit	29.3	30.7	29.7	30.1
Selling, general and administrative expenses	22.5	27.0	23.6	27.5
Operating income	6.8	3.7	6.1	2.6

Other income (expense):
Interest expense, net	(0.9)	(0.8)	(1.0)	(0.9)
Other expense, net	(0.1)	(0.1)	(0.1)	0.0
Income before income taxes and noncontrolling interest	5.8	2.8	5.0	1.7
Provision for (benefit of) income taxes	(0.5)	0.5	0.5	0.4
Net income	6.3	2.3	4.5	1.3
Net (income) loss attributable to noncontrolling interest	(0.1)	0.3	(0.2)	0.2
Net income attributable to controlling interest	6.2%	2.6%	4.3%	1.5%

For the Three Months Ended July 2, 2011 and July 3, 2010

The following table sets forth the key results of operations by segment for the three months ended July 2, 2011 and July 3, 2010 (dollars in millions):

	Three Months Ended
	July 2, 2011	July 3, 2010	% Change
Revenues:
Retail	$18.8	$19.0	(0.8)%
Recycling	14.1	9.2	52.2%
Total revenues	$32.9	$28.2	16.6%

Operating income (loss):
Retail	$0.1	$(0.2)	141.0%
Recycling	2.2	1.4	61.9%
Unallocated corporate costs	(0.0)	(0.1)	44.7%
Total operating income	$2.3	$1.1	111.9%

Our total revenues of $32.9 million for the second quarter ended July 2, 2011 increased $4.7 million or 16.6% compared to $28.2 million for the second quarter ended July 3, 2010.  Retail segment revenues accounted for 57.2% of total revenues in the second quarter of 2011 compared to 67.2% in the second quarter of 2010.  Recycling segment revenues and retail segment revenues each include a portion of byproduct revenues.  Retail segment revenues of $18.8 million for the second quarter of 2011 decreased $0.2 million or 0.8% compared to $19.0 million for the second quarter of 2010.  The decrease in retail segment revenues was due primarily to a decline in comparable store revenues in our Georgia, Ohio and Texas markets compared to the same period in 2010.  Recycling segment revenues of $14.1 million for the second quarter of 2011 increased $4.9 million or 52.2% compared to $9.2 million for the second quarter of 2010.  The increase in recycling segment revenues is attributed primarily to the following two factors; (1) growth in revenues at AAP and (2) growth in replacement revenues as a result of higher volumes from a California utility customer’s refrigerator replacement program.

Revenues. Revenues for the three months ended July 2, 2011 and July 3, 2010 were as follows (dollars in millions):

	Three Months Ended
	July 2, 2011	July 3, 2010	% Change
Retail	$18.4	$18.6	(0.9)%
Recycling	9.6	6.3	52.0%
Byproduct	4.9	3.3	46.8%
	$32.9	$28.2	16.6%

Retail Revenues.  Our retail revenues of $18.4 million for the second quarter ended July 2, 2011 decreased $0.2 million or 0.9% compared to $18.6 million for the second quarter ended July 3, 2010.  The decline in retail revenues was due primarily to lower comparable store revenues.  We operated nineteen ApplianceSmart stores during the entire second fiscal quarters of 2011 and 2010.  Comparable store revenues from our nineteen ApplianceSmart stores declined $0.2 million or 0.9% in the second quarter of 2011 compared to the second quarter of 2010.  The decline in comparable store revenues was due primarily to lower sales in our Georgia, Ohio and Texas markets.  The sales declines in those markets were partially offset by an 8.5% increase in sales in our Minnesota market.  We plan to promote sales at our ApplianceSmart stores during the remainder of 2011 through our revamped branding and advertising messages.  We do not expect a significant change in the level of retail revenues for the remainder of 2011.

Recycling Revenues.  Our recycling revenues of $9.6 million for the second quarter ended July 2, 2011 increased $3.3 million or 52.0% compared to $6.3 million for the second quarter ended July 3, 2010.  Recycling revenues are comprised of two components: (1) appliance recycling revenues generated by collecting and recycling appliances for utilities and other sponsors of energy efficiency programs and (2) replacement program revenues generated by recycling and replacing old appliances with new energy efficient models for programs sponsored by utility companies.  Appliance recycling revenues of $4.9 million decreased 6.8% or $0.4 million in the second quarter of 2011 compared to $5.3 million in the second quarter of 2010, due primarily to lower per-unit recycling fees.  Our average per-unit recycling fees declined to $89 per unit in the second quarter of 2011 compared to $108 per unit in the second quarter of 2010.  For the second quarter ended July 2, 2011, we generated stronger volumes from our recycling contracts, an increase of 12.5%, compared to the same period in 2010.  Replacement program revenues of $4.7 million increased 349.0% or $3.7 million in the second quarter of 2011 compared to $1.0 million in the second quarter of 2010, primarily as the result of higher volumes from a California utility customer’s refrigerator replacement program’s summer initiative. The California utility ordered over 11,000 replacement units to be delivered and installed in May 2011 through July 2011.  As of July 2, 2011, we delivered and installed approximately 50% of the order.  We expect an increase in replacement program revenues in the third quarter of 2011 compared to the third quarter of 2010.  However, we do not expect this trend to continue past the third quarter of 2011.

Byproduct Revenues.  Our byproduct revenues of $4.9 million for the second quarter ended July 2, 2011 increased $1.6 million or 46.8% from $3.3 million compared to the second quarter ended July 3, 2010.  The increase in byproduct revenues was primarily the result of higher recycling volumes and higher revenues generated at AAP.  Byproduct revenues include all of the revenues generated by AAP.  Revenues from AAP of $2.6 million in the second quarter of 2011 increased 39.2% or $0.7 million compared to $1.9 million in the second quarter of 2010.  We cannot predict scrap metal prices, but we do not expect significant fluctuations in 2011 as compared to 2010 levels.

Gross Profit.  Our gross profit of $9.6 million for the second quarter ended July 2, 2011 increased $0.9 million or 11.3% compared to $8.7 million for the second quarter ended July 3, 2010.  Gross profit as a percentage of total revenues decreased to 29.3% in the second quarter of 2011 compared to 30.7% in the second quarter of 2010.  The decrease in overall gross profit percentage due primarily to a shift in product sales in our retail segment and lower per-unit recycling fees in our recycling segment.  The gross profit percentage for the retail segment decreased to 28.0% for the second quarter of 2011 compared to 28.9% for the second quarter of 2010.  The decline in the retail segment gross profit percentage was due primarily to a shift in sales mix.  In the second quarter of 2011, we sold a higher level of in-the-box product, which typically has lower profit margins, compared to the second quarter of 2010.  The gross profit percentage for the recycling segment decreased to 31.1% in the second quarter of 2011 compared to 34.5% in the second quarter of 2010, primarily related to the lower average per-unit recycling and replacement fees and an increase in fuel costs.

Selling, General and Administrative Expenses.  Our selling, general and administrative (“SG&A”) expenses of $7.4 million for the second quarter ended July 2, 2011 decreased $0.2 million or 2.8% compared to $7.6 million for the second quarter ended July 3, 2010.  Our SG&A expenses as a percentage of total revenues decreased to 22.5% in the second quarter of 2011 compared to 27.0% in the second quarter of 2010.  Selling expenses of $4.6 million in the second quarter of 2011 decreased 10.1% or $0.5 million compared to $5.1 million in the second quarter of 2010.  The decrease in selling expenses was due primarily to reducing advertising expenses.  General and administrative expenses of $2.8 million in the second quarter of 2011 increased 12.5% or $0.3 million compared to $2.5 million in the second quarter of 2010.  The increase in general and administrative expenses was due primarily to the impact of restoring compensation reductions as compared to the second quarter of 2010.  As a percentage of total revenues, general and administrative expenses were 8.5% for the second quarter of 2011 compared to 8.8% for the second quarter of 2010.  We do not expect a significant change in the level of SG&A expenses for the remainder of 2011.

Interest Expense.  Our interest expense increased $54,000 to $286,000 for the second quarter ended July 2, 2011 compared to $232,000 for the second quarter ended July 3, 2010.  The increase was due primarily to two factors: (1) the amortization of $47,000 of non-cash interest expense related to debt issuance costs from the PNC and Susquehanna Bank financings and (2) the inclusion of interest payments related to AAP’s Susquehanna Bank loan.  We expect interest expense to increase in 2011 as compared to 2010 as a result of amortizing non-cash interest expense related to the PNC and Susquehanna Bank financings along with the interest paid to Susquehanna Bank.  We cannot predict our 2011 line of credit borrowings or what will happen with interest rates on our revolving line of credit in 2011.  We anticipate that the weighted average interest rate on our revolving line of credit will be lower for the remainder of 2011 as compared to 2010.

Provision for Income Taxes.  We recorded a $0.2 million benefit from income taxes for the second quarter ended July 2, 2011 compared to a provision for income taxes of $0.2 million for the second quarter ended July 3, 2010.  At January 1, 2011, we recorded a full valuation allowance against our U.S. net deferred tax assets due to the uncertainty of their realization.  We regularly evaluate both positive and negative evidence related to retaining a valuation allowance against our deferred tax assets that are more-likely-than-not unable to be realized in future periods.  The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  During the second quarter of 2011, we concluded, based on the assessment of all available evidence, including previous three-year cumulative income before infrequent and unusual items, a history of generating income before taxes for six consecutive quarters and estimates of future profitability, that it is more-likely-than-not that we will be able to realize a portion of our deferred tax assets in the future and recorded a $0.9 million non-cash reversal of our deferred tax asset. The reversal of the valuation allowance was partially offset by a $0.7 million provision for income taxes related to taxable income generated for the second quarter of 2011.

Noncontrolling Interest.  Noncontrolling interest represents 4301’s share of AAP’s net (income) loss.  Under the AAP joint venture agreement, ARCA and 4301 each have a 50% interest in AAP.  AAP reported net income of $96,000 for the second quarter ended July 2, 2011, of which $48,000 represented the income attributable to noncontrolling interest.  AAP reported a net loss of $156,000 for the second quarter ended July 3, 2010, of which $78,000 represented the loss attributable to noncontrolling interest.

For the Six Months Ended July 2, 2011 and July 3, 2010

The following table sets forth the key results of operations by segment for the six months ended July 2, 2011 and July 3, 2010 (dollars in millions):

	Six Months Ended
	July 2, 2011	July 3, 2010	% Change
Revenues:
Retail	$38.4	$40.4	(4.9)%
Recycling	24.4	15.1	61.8%
Total revenues	$62.8	$55.5	13.2%

Operating income (loss):
Retail	$0.3	$(0.0)	7175.0%
Recycling	3.6	1.6	126.1%
Unallocated corporate costs	(0.1)	(0.1)	5.4%
Total operating income	$3.8	$1.5	159.5%

Our total revenues of $62.8 million for the six months ended July 2, 2011 increased $7.3 million or 13.2% compared to $55.5 million for the six months ended July 3, 2010.  Retail segment revenues accounted for 61.2% of total revenues for the six months ended July 2, 2011 compared to 72.8% in same period of 2010.  Recycling segment revenues and retail segment revenues each include a portion of byproduct revenues.  Retail segment revenues of $38.4 million for the six months ended July 2, 2011 decreased $2.0 million or 4.9% compared to $40.4 million in the same period of 2010.  Retail segment revenues for the six months ended July 3, 2010 were boosted by sales from state-administered ENERGY STAR® appliance rebate programs that were not repeated this year, resulting in the year-over-year decrease in retail revenues for the six months ended July 2, 2011.  Recycling segment revenues of $24.4 million for the six months ended July 2, 2011 increased $9.3 million or 61.8% compared to $15.1 million in the same period of 2010.  The increase in recycling segment revenues is attributed primarily to the following two factors; (1) growth in revenues at AAP and (2) growth in replacement revenues as a result of higher volumes from a California utility customer’s refrigerator replacement program.

Revenues. Revenues for the six months ended July 2, 2011 and July 3, 2010 were as follows (dollars in millions):

	Six Months Ended
	July 2, 2011	July 3, 2010	% Change
Retail	$37.6	$39.8	(5.4)%
Recycling	15.3	10.6	44.6%
Byproduct	9.9	5.1	92.4%
	$62.8	$55.5	13.2%

Retail Revenues.  Our retail revenues of $37.6 million for the six months ended July 2, 2011 decreased $2.2 million or 5.4% compared to $39.8 million for the six months ended July 3, 2010.  Retail revenues for the six months ended July 3, 2010 were boosted by sales from state-administered ENERGY STAR® appliance rebate programs that were not repeated this year, resulting in the year-over-year decrease in retail comparable store revenues for the six months ended July 2, 2011.  We operated nineteen ApplianceSmart stores during the same six month periods of 2011 and 2010.  Comparable store revenues from our nineteen ApplianceSmart stores declined $2.2 million or 5.4% for the six months ended July 2, 2011 compared to the same period of 2010.  We do not expect a significant change in the level of retail revenues for the remainder of 2011.

Our retail stores carry a wide range of the latest models of new product, and new special-buy appliances, which include prior-year models, close-outs, factory overruns and scratch-and-dent units. All of these appliances are new; we do not sell used appliances.

We continue to purchase the majority of new appliances from Whirlpool, GE and Electrolux.  We have no minimum purchase requirements with any of these manufacturers.  We believe purchases from these three manufacturers will provide an adequate supply of high-quality appliances for our retail factory outlets; however, there is a risk that one or more of these sources could be curtailed or lost.

Recycling Revenues.  Our recycling revenues of $15.3 million for the six months ended July 2, 2011 increased $4.7 million or 44.6% compared to $10.6 million in the same period of 2010.  Recycling revenues are comprised of two components: (1) appliance recycling revenues generated by collecting and recycling appliances for utilities and other sponsors of energy efficiency programs and (2) replacement program revenues generated by recycling and replacing old appliances with new energy efficient models for programs sponsored by utility companies.  Appliance recycling revenues of $8.5 million remained the same for the six months ended July 2, 2011 compared to the six months ended July 3, 2010.  For the six months ended July 2, 2011, recycling volumes were up 16.6% and per-unit recycling fees were down 13.4% compared to the same period of 2010.  Replacement program revenues of $6.8 million increased 222.4% or $4.7 million for the six months ended July 2, 2011 compared to $2.1 in the same period of 2010, primarily as the result of higher volumes from a California utility customer’s refrigerator replacement program.  We are pursuing new appliance recycling and replacement programs throughout North America but cannot predict if we will be successful in signing new contracts, renewing existing contracts or maintaining the current volumes under our existing contracts.

Byproduct Revenues.  Our byproduct revenues of $9.9 million for the six months ended July 2, 2011 increased $4.8 million or 92.4% from $5.1 million in the same period of 2010.  The increase in byproduct revenues was primarily the result of higher recycling volumes, higher revenues generated at AAP and the sale of carbon offsets.  Byproduct revenues include all of the revenues generated by AAP.  Revenues from AAP of $5.2 million for the six months ended July 2, 2011 increased 103.7% or $2.6 million compared to $2.6 million in the same period of 2010.  AAP commenced operations on February 8, 2010.  Byproduct revenues also included the sale of carbon offsets, which were created by the destruction of ozone-depleting refrigerants acquired through various recycling programs.  The sale of carbon offsets resulted in $0.4 million of byproduct revenue for the six months ended July 2, 2011 without any comparable revenue in the same period of 2010.  We anticipate that we will be able to realize future revenues from the sale of carbon offsets, although the frequency of these transactions will vary based on volume levels and market conditions.  We cannot predict scrap metal prices, but we do not expect significant fluctuations in 2011 as compared to 2010 levels.

Gross Profit.  Our gross profit of $18.6 million for the six months ended July 2, 2011 increased $1.9 million or 11.6% compared to $16.7 million for the six months ended July 3, 2010.  Gross profit as a percentage of total revenues decreased to 29.7% for the six months ended July 2, 2011 compared to 30.1% in the same period of 2010.  The gross profit percentage for the retail segment decreased to 28.3% for the six months ended July 2, 2011 compared to 28.5% in the same period of 2010.  The retail gross profit percentage decrease is primarily related to a shift in sales mix.  For the six months ended July 2, 2011, we sold a higher level of in-the-box product, which typically has lower margins, compare to the same period of 2010.  The gross profit percentage for the recycling segment decreased to 31.9% for the six months ended July 2, 2011 compared to 34.5% in the same period 2010, primarily as a result of lower average per-unit recycling fees and higher fuel costs.

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

Selling, General and Administrative Expenses.  Our selling, general and administrative (“SG&A”) expenses of $14.9 million for the six months ended July 2, 2011 decreased $0.3 million or 2.6% compared to $15.2 million for the six months ended July 3, 2010.  Our SG&A expenses as a percentage of total revenues decreased to 23.6% for the six months ended July 2, 2011 compared to 27.5% in the same period of 2010.  Selling expenses of $9.5 million for the six months ended July 2, 2011 decreased 8.4% or $0.8 million compared to $10.3 million in the same period of 2010.  The decrease in selling expenses was due primarily to lower retail store operating expenses and reduced advertising expenses.  General and administrative expenses of $5.4 million for the six months ended July 2, 2011 increased 9.7% or $0.5 million compared to $4.9 million in the same period of 2010.  The increase in general and administrative expenses was due primarily to the impact of restoring compensation reductions as compared to the same period of 2010.  We do not expect a significant change in the level of SG&A expenses for the remainder of 2011.

Interest Expense.  Our interest expense increased $0.1 million to $0.6 million for the six months ended July 2, 2011 compared to $0.5 million for the six months ended July 3, 2010.  The increase was due primarily to two factors: (1) the amortization of $93,000 of non-cash interest expense related to debt issuance costs from the PNC and Susquehanna Bank financings and (2) the inclusion of interest payments related to AAP’s debt.  We expect interest expense to increase in 2011 as compared to 2010 as a result of amortizing non-cash interest expense related to the PNC and Susquehanna Bank financings along with the interest paid to Susquehanna Bank.  We cannot predict our 2011 line of credit borrowings or what will happen with interest rates on our revolving line of credit in 2011.  We anticipate that the weighted average interest rate on our revolving line of credit will be lower for the remainder of 2011 as compared to 2010.

Provision for Income Taxes.  We recorded a $0.3 million provision for income taxes for the six months ended July 2, 2011 compared to $0.2 million for the six months ended July 3, 2010.  As a result of generating taxable income for the six months ended July 2, 2011, we recorded a provision for income taxes of $1.2 million at an effective tax rate of 40.4%.  The provision for income taxes was partially offset by recording a $0.9 million discrete item related to the reversal of a portion of our deferred tax asset valuation allowance during the second quarter of 2011.  During first quarter of 2011, we recognized $36,000 related to windfall tax benefits from share-based compensation, which were recorded to Common Stock on the consolidated balance sheets.

Noncontrolling Interest.  Noncontrolling interest represents 4301’s share of AAP’s net (income) loss.  Under the AAP joint venture agreement, ARCA and 4301 each have a 50% interest in AAP.  AAP reported net income of $0.2 million for the six months ended July 2, 2011, of which $0.1 million represented the income attributable to noncontrolling interest.  AAP reported a net loss of $0.2 million for the six months ended July 3, 2010, of which $0.1 million represented the loss attributable to noncontrolling interest.

Liquidity and Capital Resources

Summary.  Cash and cash equivalents as of July 2, 2011 were $4.5 million compared to $3.1 million as of January 1, 2011. Working capital, the excess of current assets over current liabilities, increased to $8.4 million as of July 2, 2011 compared to $1.3 million as of January 1, 2011.  The improvement in working capital was related primarily to three factors: (1) repaying several of AAP’s short-term loans with $4.75 million in proceeds from the three Susquehanna Bank term loans, which mature over ten years, (2) a higher level of accounts receivable from the increased volume of a California utility customer’s replacement program and (3) cash generated from operations as a result of the improvement in net income for the six months ended July 2, 2011.  The current portion of our borrowings decreased $2.6 million to $11.9 million as of July 2, 2011 compared to $14.5 million as of January 1, 2011.  The decrease was related primarily to the repayment of $3.78 million of current borrowings from AAP and offset by a $0.6 million increase in the outstanding balance on our revolving line of credit.

The following table summarizes our cash flows for the six months ended July 2, 2011 and July 3, 2010 (in millions):

	July 2, 2011	July 3, 2010
Total cash and cash equivalents provided by (used in):
Operating activities	$0.3	$3.7
Investing activities	(0.6)	(1.5)
Financing activities	1.6	(1.8)
Effect of exchange rates on cash and cash equivalents	0.1	0.0
Increase in cash and cash equivalents	$1.4	$0.4

The decline in cash provided by operating activities of $3.4 million for the six months ended July 2, 2011 compared to the six months ended July 3, 2010 was due primarily to the increase in cash used in accounts receivable partially offset by an increase in cash provided by accounts payable and accrued expenses the effects of which were primarily a result of the volume generated by the California utility replacement program along with an increase in cash provided by accrued income taxes.  The improvement in cash used in investing activities of $0.9 million for the six months ended July 2, 2011 compared to the six months ended July 3, 2010 was attributed primarily to the release of $0.7 million in restricted cash and a lower level of URT capital expenditures.  The improvement in cash provided by financing activities of $3.4 million for the six months ended July 2, 2011 compared to the six months ended July 3, 2010 was due primarily to an increase in borrowings partly offset by an increase in payment on debt obligations, a decrease in cash provided by the issuance of common stock and the payment of debt issuance costs.

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

Outstanding Indebtedness.  On January 24, 2011, we entered into a Revolving Credit, Term Loan and Security Agreement (“Revolving Credit Agreement”) with PNC Bank, National Association (“PNC”) that provides us with a $15.0 million revolving line of credit and a $2.55 million Term Loan.  The Term Loan is described later in this section.  The Revolving Credit Agreement has a stated maturity date of January 24, 2014, if not renewed.  The Revolving Credit Agreement is collateralized by a security interest in substantially all of our assets and PNC is also secured by an inventory repurchase agreement with Whirlpool Corporation for Whirlpool purchases only.  We also issued a $750,000 letter of credit in favor of Whirlpool Corporation.  The interest rate on the revolving line of credit is PNC Base Rate plus 1.75%, or 1-, 2- or 3-month PNC LIBOR Rate plus 2.75%.  The PNC Base Rate shall mean, for any day, a fluctuating per annum rate of interest equal to the highest of (i) the interest rate per annum announced from time to time by PNC at its prime rate, (ii) the Federal Funds Open Rate plus ½ of 1%, and (iii) the one month LIBOR rate plus 100 basis points (1%).  As of July 2, 2011, the outstanding balance under the Revolving Credit Agreement was $10.8 million with a weighted average interest rate of 3.66%, which included both PNC LIBOR Rate and PNC Base Rate loans.  The amount of revolving borrowings under the Revolving Credit Agreement is based on a formula using accounts receivable and inventories.  We may not have access to the full $15.0 million revolving line of credit due to the formula using accounts receivable and inventories, the amount of the letter of credit issued in favor of Whirlpool Corporation and the amount of outstanding loans between PNC and our AAP joint venture.  As of July 2, 2011, our available borrowing capacity under the Revolving Credit Agreement was $3.4 million.  The Revolving Credit Agreement requires, starting with the fiscal quarter ending April 2, 2011 and continuing at the end of each quarter thereafter, that we meet a minimum fixed charge coverage ratio of 1.10 to 1.00, measured on a trailing twelve month basis.  The fixed charge coverage ratio for the second quarter ended July 2, 2011 was 9.88 to 1.00.  The Revolving Credit Agreement limits investments we can purchase, the amount of other debt we can incur, the amount of loans we can issue to our affiliates and the amount we can spend on fixed assets along with prohibiting the payment of dividends.  As of July 2, 2011, we were in compliance with all the covenants of the Revolving Credit Agreement.

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

On January 24, 2011, we entered into a $2.55 million term loan with PNC Bank to refinance the existing mortgage on our California facility.  The term loan is payable as follows, subject to acceleration upon the occurrence of an event of default or termination of the Revolving Credit Agreement: 119 consecutive monthly principal payments of $21 plus interest commencing on February 1, 2011 and continuing on the first day of each month thereafter followed by a 120th payment of all unpaid principal, interest and fees on January 1, 2021.  The term loan is collateralized with our California facility located in Compton, California. The term loan bears interest at PNC Base Rate plus 2.25%, or 1-, 2- or 3-month PNC LIBOR Rate plus 3.25%.  As of July 2, 2011, the interest rate was 5.50%, based on the PNC Base Rate of 3.25% plus 2.25%.  In connection with the $2.55 million term loan, we repaid our existing 6.85% mortgage of $1.5 million that resulted in $1.0 million of additional borrowings under our Revolving Credit Agreement described above.

On March 10, 2011, ARCA Advanced Processing, LLC entered into three separate commercial term loans (“Term Loans”) with Susquehanna Bank, pursuant to the guidelines of the U.S. Small Business Administration 7(a) Loan Program.  The total amount of the Term Loans is $4.75 million, split into three separate loans for $2.10 million; $1.40 million; and $1.25 million.  AAP repaid $3.78 million of short-term debt and repaid $0.44 million to ARCA for loans that were eliminated in the consolidated financial statements. The Term Loan matures in ten years and bears and an interest rate of Prime plus 2.75%.  As of July 2, 2011, the interest rate was 6.00%. The total monthly interest and principal payments are $53,700 and begin on July 1, 2011.  AAP paid interest only between March 10, 2011 and June 30, 2011.  We are a guarantor of the Term Loans along with 4301 Operations, LLC and its owners.

On December 13, 2010, we guaranteed a 3.00% note, due February 2011, of $0.3 million between Central Bank and AAP.  The guarantee was provided by pledging $0.3 million of our cash balance at Central Bank until the loan was repaid by AAP.  In connection with the Term Loans AAP entered into with Susquehanna Bank, the $0.3 million loan from Central Bank was repaid by AAP.

The following table summarizes our borrowings as of July 2, 2011 and January 1, 2011 (in millions):

	July 2,	January 1,
	2011	2011
Line of Credit	$10.8	$10.1
PNC term loan	2.4	—
Mortgage	—	1.5
Susquehanna Bank Term Loans (1)	4.7	—
Other Loans (1)	1.0	4.7
Capital leases and other financing obligations	0.5	0.7
	19.4	17.0
Less: current portion of debt	11.9	14.5
	$7.5	$2.5

(1) Represents loans from consolidating AAP.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Impact of Inflation

Interest Rate Risk.  We do not believe there is any significant risk related to interest rate fluctuations on our long-term fixed-rate debt.  There is interest rate risk on the line of credit, PNC term loan and Susquehanna Bank term loans, since our interest rate floats.  The outstanding balance on our floating rate loans as of July 2, 2011 was approximately $17.9 million.  Based on average floating rate borrowings of $17.9 million, a hypothetical 100 basis point change in the applicable interest rate would have caused our interest expense to change by approximately $45,000 and $90,000 for the three and six months ended July 2, 2011, respectively.

Foreign Currency Exchange Rate Risk.  We currently generate revenues in Canada.  The reporting currency for our consolidated financial statements is U.S. dollars.  It is not possible to determine the exact impact of foreign currency exchange rate changes; however, the effect on reported revenue and net earnings can be estimated.  We estimate that the overall strength of the U.S. dollar against the Canadian dollar had an immaterial impact on the revenues and net income for the three and six months ended July 2, 2011.  We do not currently hedge foreign currency fluctuations and do not intend to do so for the foreseeable future.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at July 2, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at July 2, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the second quarter of fiscal 2011, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

PART II.        Other Information

Item 1.            Legal Proceedings

In December 2009, a lawsuit was commenced against us in the Fourth Judicial District Court of Hennepin County, Minnesota by RKL Landholdings, LLC and Emad Y. Abed (“Plaintiffs”), alleging that we breached an agreement to sell our St. Louis Park, Minnesota property to the Plaintiffs.  We sold this property to a third party in September 2009, have received the proceeds from the sale, and are currently leasing the property from such third party.  Edward Cameron, our Chief Executive Officer, was also named as a defendant in the lawsuit.  The Plaintiff’s claims were based on a Purchase Agreement and extensions thereto between the Plaintiffs and us, which Purchase Agreement and extensions had expired by their own terms.  The Plaintiffs asserted various claims, including promissory estoppel, unjust enrichment, conversion, fraud, tortious interference with prospective advantage, and breach of contract.  On August 6, 2010, the Hennepin County District Court entered a summary judgment in favor of Mr. Cameron and us and dismissed all of the Plaintiffs’ claims.  The Plantiffs appealed the Court’s ruling and the Minnesota Court of Appeals affirmed the decision of the District Court on June 6, 2011.

In March 2011, the Company commenced an action against AmTim Capital, Inc. seeking an Order from the Hennepin County State District Court that the manner in which the Company calculates certain overhead costs for its Canadian operations fully comports with ARCA’ s contracts with AmTim.  For the past several years, the Company has contracted with AmTim to provide certain services in support of the Company’s Canadian operations. The parties dispute the manner in which AmTim’s compensation is calculated pursuant to the terms of the agreements between the Company and AmTim.  As a result, AmTim claims current and past amounts due from the Company.  The Company is confident that the manner in which the Company has calculated and paid AmTim for its services is correct under its agreements with AmTim and has asked for judicial confirmation of same in the Minnesota Courts.  AmTim has commenced a similar action against the Company, in Ontario, Canada.  The Company believes there is no merit to AmTim’s claims and is confident that it will prevail in the actions which have been commenced in this regard.

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

101*

The following materials from our Quarterly Report on Form 10-Q for the second quarter ended July 2, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Notes to Consolidated Financial Statements, and (v) document and entity information.

*      Filed herewith.

†      Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

Dated: August 15, 2011	APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
(Registrant)

	By	/s/ Edward R. Cameron
Edward R. Cameron
President and Chief Executive Officer

	By	/s/ Peter P. Hausback
Peter P. Hausback
Executive Vice President, Chief Financial Officer
and Principal Accounting Officer