Form 10-Q
period 2011-10-01
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2011-11-10
CIK 862861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 1, 2011

or

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

As of November 7, 2011, there were outstanding 5,492,777 shares of the registrant’s Common Stock, without par value.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

PART I.                 FINANCIAL INFORMATION

Item 1.                   Financial Statements

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	October 1, 2011	January 1, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,700	$3,065
Accounts receivable, net of allowance of $28 and $44, respectively	8,243	5,030
Inventories, net of reserves of $66 and $286, respectively	19,033	16,593
Other current assets	1,258	519
Deferred tax assets	641	—
Total current assets	33,875	25,207
Property and equipment, net	12,612	11,747
Restricted cash	—	701
Goodwill	1,120	1,120
Other assets	1,288	1,060
Deferred income taxes	304	29
Total assets (a)	$49,199	$39,864

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,788	$4,468
Checks issued in excess of bank balance	—	42
Accrued expenses	5,709	4,771
Line of credit	8,835	10,139
Current maturities of long-term obligations	1,082	4,396
Income taxes payable	1,505	60
Total current liabilities	23,919	23,876

Long-term obligations, less current maturities	7,411	2,501
Deferred gain, net of current portion	974	1,340
Total liabilities (a)	32,304	27,717

Commitments and contingencies	—	—

Shareholders’ equity:
Common Stock, no par value; 10,000 shares authorized; issued and outstanding: 5,493 shares at both periods	20,109	19,740
Accumulated deficit	(4,800)	(9,258)
Accumulated other comprehensive loss	(414)	(274)
Total shareholders’ equity	14,895	10,208
Noncontrolling interest	2,000	1,939
	16,895	12,147
Total liabilities and shareholders’ equity	$49,199	$39,864

(a)

Assets of , ARCA Advanced Processing, LLC (AAP), our consolidated variable interest entity (VIE) that can only be used to settle obligations of AAP were $11,537 and $10,207 as of October 1, 2011 and January 1, 2011, respectively. Liabilities of AAP for which creditors do not have recourse to the general credit of Appliance Recycling Centers of America, Inc. were $2,201 and $3,774 as of October 1, 2011 and January 1, 2011, respectively.

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Revenues:
Retail	$18,745	$16,771	$56,349	$56,508
Recycling	11,350	6,544	26,700	17,159
Byproduct	5,762	4,023	15,625	9,148
Total revenues	35,857	27,338	98,674	82,815

Costs of revenues	25,766	18,477	69,947	57,250
Gross profit	10,091	8,861	28,727	25,565
Selling, general and administrative expenses	7,163	7,543	22,018	22,790
Operating income	2,928	1,318	6,709	2,775

Other income (expense):
Interest expense, net	(278)	(245)	(880)	(742)
Other income (expense), net	56	15	(18)	5
Income before income taxes and noncontrolling interest	2,706	1,088	5,811	2,038
Provision for income taxes	1,000	166	1,292	395
Net income	1,706	922	4,519	1,643
Net (income) loss attributable to noncontrolling interest	50	(37)	(61)	63
Net income attributable to controlling interest	$1,756	$885	$4,458	$1,706

Income per common share:
Basic	$0.32	$0.16	$0.81	$0.33
Diluted	$0.30	$0.16	$0.77	$0.32

Weighted average common shares outstanding:
Basic	5,493	5,493	5,493	5,191
Diluted	5,821	5,686	5,809	5,400

Net income	$1,706	$922	$4,519	$1,643
Other comprehensive income (loss), net of tax:
Effect of foreign currency translation adjustments	(225)	67	(140)	38
Total other comprehensive income (loss), net of tax	(225)	67	(140)	38
Comprehensive income	1,481	989	4,379	1,681
Comprehensive loss (income) attributable to noncontrolling interest	50	(37)	(61)	63
Comprehensive income attributable to controlling interest	$1,531	$952	$4,318	$1,744

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Nine Months Ended
	October 1,	October 2,
	2011	2010
Operating activities
Net income	$4,519	$1,643
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	981	1,062
Share-based compensation	333	336
Amortization of deferred gain	(366)	(366)
Amortization of debt issuance costs	142	—
Reversal of deferred tax asset valuation allowance	(917)	—
Excess tax benefits related to share-based compensation	(36)	—
Other	(4)	7
Changes in assets and liabilities:
Accounts receivable	(3,213)	(1,807)
Inventories	(2,440)	223
Other current assets	(734)	(283)
Other assets	240	(868)
Accounts payable and accrued expenses	3,250	3,336
Income taxes payable	1,487	(93)
Net cash flows provided by operating activities	3,242	3,190

Investing activities
Purchase of property and equipment	(1,530)	(3,022)
Decrease (increase) in restricted cash	701	(1)
Proceeds from sale of property and equipment	9	11
Consolidation of AAP	—	31
Net cash flows used in investing activities	(820)	(2,981)

Financing activities
Checks issued in excess of cash in bank	(42)	(410)
Net borrowings (payments) under line of credit	(1,304)	273
Payments on debt obligations	(8,062)	(679)
Proceeds from issuance of debt obligations	9,400	—
Proceeds from issuance of Common Stock, net of offering costs	—	1,721
Payment of debt issuance costs	(669)	—
Excess tax benefits related to share-based compensation	36	—
Net cash flows provided by (used in) financing activities	(641)	905

Effect of changes in exchange rate on cash and cash equivalents	(146)	32

Increase in cash and cash equivalents	1,635	1,146
Cash and cash equivalents at beginning of period	3,065	2,799
Cash and cash equivalents at end of period	$4,700	$3,945

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In Thousands)

	Nine Months Ended
	October 1,	October 2,
	2011	2010
Supplemental disclosures of cash flow information
Cash payments for interest	$729	$732
Cash payments for income taxes	$721	$488

Non-cash investing and financing activities
Loan receivable exchanged for equity in AAP	$—	$375
Equipment acquired under capital leases and financing arrangements	$253	$—

Consolidation of variable interest entity:
Fair value of assets acquired	$—	$3,927
Assumed liabilities	$—	$1,958

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share Amounts)

1.                                      Nature of Business and Basis of Presentation

Appliance Recycling Centers of America, Inc. and subsidiaries (“we,” the “Company” or “ARCA”) are in the business of selling new major household appliances through a chain of Company-owned stores under the name ApplianceSmart®.  We also provide turnkey appliance recycling and replacement services for electric utilities and other sponsors of energy efficiency programs.  In addition, we have a 50% interest in a joint venture operating under the name ARCA Advanced Processing, LLC (“AAP”), which recycles appliances from twelve states in the Northeast and Mid-Atlantic regions of the United States for General Electric Company (“GE”) acting through its GE Consumer & Industrial business. These appliances include units manufactured by GE as well as by other manufacturers.

The accompanying consolidated financial statements of the Company are unaudited and have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and Article 8 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, normal and recurring adjustments and accruals considered necessary for a fair presentation for the periods indicated have been included.  Operating results for the three-month and nine-month periods ended October 1, 2011 and October 2, 2010 are presented using 13-week and 39-week periods, respectively.  The results of operations for any interim period are not necessarily indicative of the results for the year.

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

ARCA Advanced Processing, LLC is a joint venture that was formed in October 2009 between ARCA and 4301 Operations, LLC (“4301”) to support ARCA’s agreement, as amended, with GE.  Both ARCA and 4301 have a 50% interest in AAP.  GE sells its recyclable appliances generated from twelve states in the Northeast and Mid-Atlantic regions of the United States to ARCA, which collects, processes and recycles the appliances.  The agreement requires that ARCA will only recycle, and will not sell for re-use or resale, the recyclable appliances purchased from GE. These appliances include units manufactured by GE as well as by other manufacturers.  AAP established a regional processing center (“RPC”) in Philadelphia, Pennsylvania, at which the recyclable appliances are processed.  The term of the agreement is for six years from the first date of appliance collection, which was March 31, 2010.  AAP commenced operations in February 2010 and has the exclusive rights to service the GE agreement as a subcontractor for ARCA.  The financial position and results of operations of AAP are consolidated in our financial statements based on our conclusion that AAP is a variable interest entity and because we have the ability to significantly influence the economic performance of the entity through our contractual agreement with GE.

Reclassifications:  Certain prior year items have been reclassified to conform to current year presentation.  We reclassified certain assets between our retail and recycling segments.

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

Testing for Goodwill Impairment

In September 2011, the FASB issued an ASU that permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. We plan to early adopt this ASU on December 31, 2011 and do not expect the adoption to have a significant impact on our consolidated results of operations, financial position, or cash flows.

3.                                      Significant Accounting Policies

Trade receivables:  We carry unsecured trade receivables at the original invoice amount less an estimate made for doubtful accounts based on a monthly review of all outstanding amounts.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions.  We write off trade receivables when we deem them uncollectible.  We record recoveries of trade receivables previously written off when we receive them.  We consider a trade receivable to be past due if any portion of the receivable balance is outstanding for more than ninety days.  We do not charge interest on past due receivables.  Our management considers the allowance for doubtful accounts of $28 and $44 to be adequate to cover any exposure to loss at October 1, 2011 and January 1, 2011, respectively.

Inventories:  Inventories, consisting principally of appliances, are stated at the lower of cost, determined on a specific identification basis, or market and consist of:

	October 1, 2011	January 1, 2011
Appliances held for resale	$18,971	$16,785
Processed metals from recycled appliances held for resale	128	94
Less provision for inventory obsolescence	(66)	(286)
	$19,033	$16,593

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

Property and equipment:  Property and equipment consists of the following:

	October 1, 2011	January 1, 2011
Land	$1,140	$1,140
Buildings and improvements	3,191	3,104
Equipment (including computer software)	19,321	12,529
Projects under construction	63	5,220
	23,715	21,993
Less accumulated depreciation and amortization	(11,103)	(10,246)
	$12,612	$11,747

Software development costs:  We capitalize software developed for internal use and are amortizing such costs over their estimated useful lives of three to five years.  Costs capitalized were $57 and $25 for the three months ended October 1, 2011 and October 2, 2010, respectively.  Costs capitalized were $133 and $83 for the nine months ended October 1, 2011 and October 2, 2010, respectively.

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

Changes in our warranty accrual are as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Beginning Balance	$59	$55	$36	$67
Standard accrual based on units sold	35	10	86	41
Actual costs incurred	(4)	(4)	(12)	(12)
Periodic accrual adjustments	(12)	(15)	(32)	(50)
Ending Balance	$78	$46	$78	$46

Share-based compensation:  We recognize share-based compensation expense on a straight-line basis over the vesting period for all share-based awards granted.  We use the Black-Scholes option pricing model to determine the fair value of awards at the grant date.  We calculate the expected volatility for stock awards using historical volatility.  We estimate a 0%-5% forfeiture rate for stock awards issued to all employees and members of the Board of Directors, but will continue to review these estimates in future periods.  The risk-free rates for the expected terms of the stock awards are based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected life represents the period that the stock awards are expected to be outstanding.  The expected dividend yield is zero as we have not paid or declared any cash dividends on our Common Stock.  Based on these valuations, we recognized share-based compensation expense of $120 and $143 for the three months ended October 1, 2011 and October 2, 2010, respectively, and $333 and $336 for the nine months ended October 1, 2011 and October 2, 2010, respectively.  We estimate that the remaining expense for fiscal 2011 and beyond will be approximately $95 and $41, respectively, based on the value of stock awards outstanding as of October 1, 2011.  This estimate does not include any expense for additional awards that may be granted and vest during 2011.

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

Basic and diluted income per share:  Basic income per common share is computed based on the weighted average number of common shares outstanding.  Diluted income per common share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued.  Potentially dilutive shares of Common Stock include unexercised stock options and warrants.  Basic per share amounts are computed, generally, by dividing net income attributable to controlling interest by the weighted average number of common shares outstanding.  Diluted per share amounts assume the conversion, exercise or issuance of all potential Common Stock instruments unless their effect is anti-dilutive, thereby reducing the loss or increasing the income per common share.  In calculating diluted weighted average shares and per share amounts, we included stock options and warrants with exercise prices below average market prices, for the respective reporting periods in which they were dilutive, using the treasury stock method.  We calculated the number of additional shares by assuming the outstanding stock options were exercised and that the proceeds from such exercises were used to acquire Common Stock at the average market price during the quarter.  For the three and nine months ended October 1, 2011, we excluded 570 and 555, respectively, options and warrants from the diluted weighted average share outstanding calculation as the effect of these options and warrants is anti-dilutive.  For the three and nine months ended October 2, 2010, we excluded 624 and 532, respectively, options and warrants from the diluted weighted average share outstanding calculation as the effect of these options and warrants is anti-dilutive.

A reconciliation of the denominator in the basic and diluted income or loss per share is as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Numerator:
Net income attributable to controlling interest	$1,756	$885	$4,458	$1,706

Denominator:
Weighted average shares outstanding — basic	5,493	5,493	5,493	5,191
Employee stock options	118	14	108	23
Stock warrants	210	179	208	186
Weighted average shares outstanding - diluted	5,821	5,686	5,809	5,400

Income per share:
Basic	$0.32	$0.16	$0.81	$0.33
Diluted	$0.30	$0.16	$0.77	$0.32

4.             Variable Interest Entity

The financial position and results of operations of AAP are consolidated in our financial statements based on our conclusion that AAP is a variable interest entity and because we have the ability to significantly influence the economic performance of the entity through our contractual agreement with GE.

The following table summarizes the assets and liabilities of AAP as of October 1, 2011 and January 1, 2011:

	October 1, 2011	January 1, 2011
Assets
Current assets	$821	$439
Property and equipment, net	9,495	8,430
Goodwill	1,082	1,082
Other assets	139	256
	$11,537	$10,207

Liabilities
Accounts Payable	$884	$737
Accrued Expenses	217	304
Current maturities of long-term debt obligations	636	4,000
Long-term debt obligations, net of current maturities	5,093	832
Other liabilities (a)	707	455
	$7,537	$6,328

(a)   Other liabilities represent loans between ARCA and AAP that are eliminated in consolidation.

The following table summarizes the operating results of AAP for the three and nine months ended October 1, 2011 and October 2, 2010:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010 (b)
Revenues	$3,042	$2,261	$8,278	$4,832
Gross profit	$45	$149	$587	$99
Operating income (loss)	$(3)	$89	$376	$(93)

(b)   AAP commenced operations on February 8, 2010.

5.             Other Assets

Other assets as of October 1, 2011 and January 1, 2011 consist of the following:

	October 1, 2011	January 1, 2011
Deposits	$386	$443
Recycling contract, net	359	419
Debt issuance costs, net	527	—
Patent Costs	16	—
Other	—	198
	$1,288	$1,060

For the three and nine months ended October 1, 2011, we recorded amortization expense of $20 and $60, respectively, related to our recycling contract.  For the three and nine months ended October 2, 2010, we recorded amortization expense of $20 and $40, respectively, related to our recycling contract.  For the three and nine months ended October 1, 2011, we recorded non-cash interest expense of $49 and $142, respectively, related to debt issuance costs.  During the third quarter of 2011, AAP wrote-off $198 of related party receivables.

6.             Accrued Expenses

Accrued expenses as of October 1, 2011 and January 1, 2011 consist of the following:

	October 1, 2011	January 1, 2011
Compensation and benefits	$1,880	$1,472
Accrued incentive and rebate checks	896	387
Accrued rent	1,367	1,423
Warranty expense	78	36
Accrued payables	416	445
Current portion of deferred gain on sale-leaseback of building	487	487
Deferred revenue	138	91
Other	447	430
	$5,709	$4,771

7.             Line of Credit

On January 24, 2011, we entered into a Revolving Credit, Term Loan and Security Agreement (“Revolving Credit Agreement”) with PNC Bank, National Association (“PNC”) that provides us with a $15,000 revolving line of credit.  See Note 9 for further discussion regarding the Term Loan entered into with PNC.  The Revolving Credit Agreement has a stated maturity date of January 24, 2014, if not renewed.  The Revolving Credit Agreement includes a lockbox agreement and a subjective acceleration clause and as a result we have classified the revolving line of credit as a current liability.  The Revolving Credit Agreement is collateralized by a security interest in substantially all of our assets and PNC is also secured by an inventory repurchase agreement with Whirlpool Corporation for Whirlpool purchases only.  We also issued a $750 letter of credit in favor of Whirlpool Corporation.  The Revolving Credit Agreement requires, starting with the fiscal quarter ending April 2, 2011 and continuing at the end of each quarter thereafter, that we meet a minimum fixed charge coverage ratio of 1.10 to 1.00, measured on a trailing twelve month basis.  The Revolving Credit Agreement limits investments we can purchase, the amount of other debt we can incur, the amount of loans we can issue to our affiliates and the amount we can spend on fixed assets along with prohibiting the payment of dividends.  As of October 1, 2011, we were in compliance with all the covenants of the Revolving Credit Agreement.  The interest rate on the revolving line of credit is PNC Base Rate plus 1.75%, or 1-, 2- or 3-month PNC LIBOR Rate plus 2.75%.  The PNC Base Rate shall mean, for any day, a fluctuating per annum rate of interest equal to the highest of (i) the interest rate per annum announced from time to time by PNC at its prime rate, (ii) the Federal Funds Open Rate plus ½ of 1%, and (iii) the one month LIBOR rate plus 100 basis points (1%).  As of October 1, 2011, the outstanding balance under the Revolving Credit Agreement was $8,835 with a weighted average interest rate of 3.52%, which included both PNC LIBOR Rate and PNC Base Rate loans.  The amount of revolving borrowings under the Revolving Credit Agreement is based on a formula using accounts receivable and inventories.  We may not have access to the full $15,000 revolving line of credit due to the formula using accounts receivable and inventories, the amount of the letter of credit issued in favor of Whirlpool Corporation and the amount of outstanding loans between PNC and our AAP joint venture.  As of October 1, 2011, our available borrowing capacity under the Revolving Credit Agreement was $5,361.

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

8.             Deferred Gain

In connection with the September 25, 2009 sale-leaseback of our St. Louis Park, Minnesota, building, we recorded a deferred gain of $2,436.  The deferred gain is being amortized over the initial lease period of five years.  For both the three and nine months ended October 1, 2011 and October 2, 2010, we amortized $122 and $366, respectively, of the deferred gain.  The deferred gain amortization is netted against rent expense as a component of selling, general and administrative expenses in the consolidated statements of operations.

9.             Borrowings

Long-term debt, capital lease and other financing obligations as of October 1, 2011 and January 1, 2011 consist of the following:

	October 1, 2011	January 1, 2011
6.85% mortgage, due in monthly installments of $15, including interest, paid in full January 2011	$—	$1,509
Floating rate term loan, due in monthly installments of $21, plus interest, due February 2021, collateralized by land and building	2,359	—
Floating rate term loans, due in monthly installments of $54, including interest, due March 2021, collateralized by equipment	4,630	—
2.75% note, due in monthly installments of $3, including interest, due October 2024, collateralized by equipment	447	468
10.00% note, due in monthly installments of $10, including interest, due December 2014	400	440
7.25% note, due on demand, paid in full March 2011	—	2,100
4.00% note, due on demand, paid in full March 2011	—	1,400
3.00% note, paid in full March 2011	—	280
Capital leases and other financing obligations	657	700
	8,493	6,897
Less current maturities	1,082	4,396
	$7,411	$2,501

On January 24, 2011, we entered into a $2,550 term loan with PNC Bank to refinance the existing mortgage on our California facility.  The term loan is payable as follows, subject to acceleration upon the occurrence of an event of default or termination of the Revolving Credit Agreement: 119 consecutive monthly principal payments of $21 plus interest commencing on February 1, 2011 and continuing on the first day of each month thereafter followed by a 120th payment of all unpaid principal, interest and fees on February 1, 2021. The term loan is collateralized with our California facility located in Compton, California. The term loan bears interest at PNC Base Rate plus 2.25%, or 1-, 2- or 3-month PNC LIBOR Rate plus 3.25%.  As of October 1, 2011, the interest rate was PNC Base Rate of 3.25% plus 2.25% or 5.50%.  In connection with the $2,550 term loan, we repaid our existing 6.85% mortgage, including prepayment penalties and accrued interest, of $1,544 that resulted in $1,006 of additional borrowings under our Revolving Credit Agreement described in Note 7.

On March 10, 2011, ARCA Advanced Processing, LLC entered into three separate commercial term loans (“Term Loans”) with Susquehanna Bank, pursuant to the guidelines of the U.S. Small Business Administration 7(a) Loan Program.  The total amount of the Term Loans is $4,750, split into three separate loans for $2,100; $1,400; and $1,250.  AAP repaid $3,780 of short-term debt and repaid $443 to ARCA for loans that were eliminated in the consolidated financial statements. The Term Loan matures in ten years and bears an interest rate of Prime plus 2.75%.  As of October 1, 2011, the interest rate was 6.00%. The total monthly interest and principal payments are $54 and begin on July 1, 2011.  AAP paid interest only between March 10, 2011 and June 30, 2011.  Borrowings under the Term Loans are secured by substantially all of the assets of AAP along with liens on the business assets and certain personal assets of the owners of 4301 Operations, LLC. We are a guarantor of the Term Loans along with 4301 Operations, LLC and its owners.

On December 13, 2010, we guaranteed a 3.00% note, due in February 2011, of $280 between Central Bank and AAP.  The guarantee was provided by pledging $280 of our cash balance at Central Bank until the loan was repaid by AAP.  The loan was repaid by AAP on March 10, 2011 as described above.

Capital leases and other financing obligations:  We acquire certain equipment under capital leases and other financing obligations.  The cost of the equipment was approximately $1,958 and $1,660 at October 1, 2011 and January 1, 2011, respectively.  Accumulated amortization at October 1, 2011 and January 1, 2011 was approximately $1,388 and $1,192, respectively.  Depreciation and amortization expense is included in cost of revenues and selling, general and administrative expenses.

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

11.          Income Taxes

For the three and nine months ended October 1, 2011, we recorded a provision for income taxes of $1,000 and $1,292, respectively.  At January 1, 2011, we recorded a full valuation allowance against our U.S. net deferred tax assets due to the uncertainty of their realization.  We regularly evaluate both positive and negative evidence related to retaining a valuation allowance against our deferred tax assets.  The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  During the second quarter of 2011, we concluded, based on the assessment of all available evidence, including previous three-year cumulative income before infrequent and unusual items, a history of generating income before taxes for six consecutive quarters and estimates of future profitability, that it is more-likely-than-not that we will be able to realize a portion of our deferred tax assets in the future and recorded a $917 non-cash reversal of our deferred tax asset valuation allowance.   As a result of generating taxable income for the nine months ended October 1, 2011, the Company recorded a provision for income taxes of $2,209 at an effective tax rate of 38.5% that was partially offset by the reversal of the deferred tax asset valuation allowance.  During the first quarter of 2011, we recognized $36 of windfall tax benefits from share-based compensation, which was recorded to Common Stock on the consolidated balance sheets.

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  As of October 1, 2011 and January 1, 2011, we did not have any material uncertain tax positions.

It is our practice to recognize interest related to income tax matters as a component of interest expense and penalties as a component of selling, general and administrative expense.  As of October 1, 2011 and January 1, 2011, we had an immaterial amount of accrued interest and penalties.

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

We had no significant unrecognized tax benefits as of October 1, 2011 and January 1, 2011 that would reasonably be expected to affect our effective tax rate during the next twelve months.

12.          Shareholders’ Equity

Stock options:  On May 12, 2011, our shareholders approved and adopted the 2011 Stock Compensation Plan (the “2011 Plan”).  The 2011 Plan authorizes the granting of awards in any of the following forms: (i) stock options, (ii) stock appreciation rights, and (iii) other share-based awards, including but not limited to restricted stock, restricted stock units or performance shares and expires on the earlier of May 12, 2021 or the date that all shares reserved under the 2011 Plan are issued or no longer available.  The 2011 Plan provides for the issuance of up to 700 shares of Common Stock pursuant to awards granted under the 2011 Plan.  Options granted to employees typically vest over two years while grants to non-employee directors vest in six months.  As of October 1, 2011, 15 options were outstanding under the 2011 Plan.  On August 2, 2011, we granted 15 stock options to non-employee directors with an exercise price of $4.36 per share, a vesting period of six months and a weighted average fair value of $3.87 per share.  Our 2006 Stock Option Plan (the “2006 Plan”) expired on June 30, 2011, but the options outstanding under the 2006 Plan continue to be exercisable in accordance with their terms.  As of October 1, 2011, 577 options were outstanding to employees and non-employee directors under the 2006 Plan.  Our Restated 1997 Stock Option Plan (the “1997 Plan”) has expired, but the options outstanding under the expired 1997 Plan continue to be exercisable in accordance with their terms.  As of October 1, 2011, options to purchase an aggregate of 33 shares were outstanding under the 1997 Plan.  Options granted to employees typically vest over two years while grants to non-employee directors vest in six months.  On February 24, 2011, we granted 28 stock options from our 2006 Plan to employees with an exercise price of $4.25 per share, a vesting period of one year and a weighted average fair value of $3.50 per share.  On May 12, 2011, we granted 30 stock options from our 2006 Plan to non-employee directors with an exercise price of $4.69 per share, a vesting period of six months and a weighted average fair value of $4.20 per share.

The following table summarizes the assumptions used to estimate the fair value of stock options granted during the first through third quarters of 2011 using the Black-Scholes Model:

	Q1 2011	Q2 2011	Q3 2011
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	97.9%	97.7%	96.1%
Risk-free interest rate	2.9%	3.2%	2.7%
Expected life of options	7 years	10 years	10 years

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

The following tables present our segment information for periods indicated:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Revenues:
Retail	$19,185	$17,114	$57,613	$57,517
Recycling	16,672	10,224	41,061	25,298
Total revenues	$35,857	$27,338	$98,674	$82,815

Operating income (loss):
Retail	$199	$(197)	$483	$(201)
Recycling	2,900	1,713	6,537	3,322
Unallocated corporate	(171)	(198)	(311)	(346)
Total operating income	$2,928	$1,318	$6,709	$2,775

Assets:
Retail	$20,155	$18,428	$20,155	$18,428
Recycling	21,273	14,899	21,273	14,899
Corporate assets not allocable	7,771	7,425	7,771	7,425
Total assets	$49,199	$40,752	$49,199	$40,752

Cash capital expenditures:
Retail	$32	$26	$74	$58
Recycling	83	1,392	1,215	2,808
Corporate assets not allocable	99	48	241	156
Total cash capital expenditures	$214	$1,466	$1,530	$3,022

Depreciation and amortization:
Retail	$78	$97	$259	$296
Recycling	140	104	375	359
Unallocated corporate	96	136	347	407
Total depreciation and amortization	$314	$337	$981	$1,062

Interest expense:
Retail	$70	$185	$233	$546
Recycling	156	50	458	152
Unallocated corporate	53	10	193	46
Total interest expense	$279	$245	$884	$744

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

The forward-looking statements contained in this quarterly report, and other written and oral forward-looking statements made by us from time to time, are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements.  Any forward-looking information regarding our operations will be affected primarily by the speed at which individual retail stores reach profitability, the volume of appliance sales and the strength of energy conservation recycling programs.  Any forward-looking information will also be affected by our continued ability to purchase product from our suppliers at acceptable prices, the ability of individual retail stores to meet planned revenue levels, the number of retail stores, costs and expenses being realized at higher than expected levels, our ability to secure an adequate supply of special-buy appliances for resale, the ability to secure appliance recycling and replacement contracts with sponsors of energy efficiency programs, the ability of customers to supply units under their recycling contracts with us, the performance of our consolidated variable interest entity and the continued availability of our current line of credit.  Other factors that might cause such a difference include, but are not limited to, those discussed in Item 1A “Risk Factors” in our annual report on Form 10-K for the year ended January 1, 2011.

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our operations and financial condition.  This discussion should be read with the consolidated financial statements appearing in Item 1.

Overview

We are in the business of selling new major household appliances through a chain of Company-owned stores under the name ApplianceSmart®.  We also provide turnkey appliance recycling and replacement services for electric utilities and other sponsors of energy efficiency programs.  In addition, we have a 50% interest in a joint venture operating under the name ARCA Advanced Processing, LLC (“AAP”), which recycles appliances from twelve states in the Northeast and Mid-Atlantic regions of the United States for General Electric Company (“GE”) acting through its GE Consumer & Industrial business. These appliances include units manufactured by GE as well as by other manufacturers.  We operate two reportable segments: retail and recycling.  The retail segment is comprised of income generated through our ApplianceSmart stores, including a portion of our byproduct revenues from collected appliances.  Our recycling segment includes all fees charged and costs incurred for collecting, recycling and installing appliances for utilities and other customers and includes a significant portion of our byproduct revenue, which is primarily generated through the recycling of appliances.  We have included the results from consolidating AAP in our recycling segment.  As of October 1, 2011, we operated nineteen ApplianceSmart stores.  In November 2011, we plan to open our twentieth ApplianceSmart store in Waite Park, Minnesota, in the greater St. Cloud area.  Our ApplianceSmart stores are located in convenient, high-traffic locations in Georgia, Minnesota, Ohio and Texas.  As of October 1, 2011, we operated ten processing and recycling centers, which are located in California, Colorado, Illinois, Minnesota, North Carolina, Ohio, Pennsylvania, Texas, Washington and Ontario, Canada.  We are actively pursuing opportunities to support energy efficiency programs run by electric utility companies throughout North America.

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

Reporting Period.  Operating results for the three- and nine-month periods ended October 1, 2011 and October 2, 2010 are presented using 13- and 39-week periods, respectively.  The results of operations for any interim period are not necessarily indicative of the results for the year.

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

Variable Interest Entity.  On October 21, 2009, we entered into an Appliance Sales and Recycling Agreement (the “Agreement”), as amended, with General Electric Company acting through its GE Consumer & Industrial business.  Under the Agreement, GE sells its recyclable appliances generated from twelve states in the Northeast and Mid-Atlantic regions of the United States to ARCA, which collects, processes and recycles the appliances. These appliances include units manufactured by GE as well as by other manufacturers.  The Agreement requires that we will only recycle, and will not sell for re-use or resale, the recyclable appliances purchased from GE.  We established a regional processing center (“RPC”) located in Philadelphia, Pennsylvania, through a joint venture agreement.  The joint venture, ARCA Advanced Processing, LLC, was formed in October 2009 between ARCA and 4301 Operations, LLC to support the Agreement.  Both ARCA and 4301 have a 50% interest in AAP.  The term of the Agreement is for six years from the first date of appliance collection, which was March 31, 2010.  AAP commenced operations in February 2010 and has the exclusive rights to service the Agreement as a subcontractor for us.  The financial position and results of operations of AAP are consolidated in our financial statements based on our conclusion that AAP is a variable interest entity and because we have the ability to significantly influence the economic performance of the entity through our contractual agreement with GE.  During the third quarter of 2011, AAP completed the installation and testing of its UNTHA Recycling Technology (“URT”) equipment to enhance the capabilities of the RPC in Philadelphia.  The URT equipment is fully operational and recycling refrigerators and freezers.  URT equipment recovers approximately 95 percent of the insulating foam in refrigerators, reduces typical landfill waste of the refrigerator by 85 percent by weight, lowers greenhouse gas (GHG) and ozone depleting substance (ODS) emissions recovered from insulating foam compared to what typically happens in the industry today and recovers high-quality plastics, aluminum, copper, steel and even pelletized foam from refrigerators that can be used to make new products.

Results of Operations

The following table sets forth our consolidated financial data as a percentage of total revenues for the three and nine months ended October 1, 2011 and October 2, 2010:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Revenues:
Retail	52.2%	61.4%	57.1%	68.2%
Recycling	31.7	23.9	27.1	20.7
Byproduct	16.1	14.7	15.8	11.1
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues	71.9	67.6	70.9	69.1
Gross profit	28.1	32.4	29.1	30.9
Selling, general and administrative expenses	20.0	27.6	22.3	27.5
Operating income	8.1	4.8	6.8	3.4

Other income (expense):
Interest expense, net	(0.8)	(0.9)	(0.9)	(0.9)
Other income (expense), net	0.2	0.1	(0.0)	0.0
Income before income taxes and noncontrolling interest	7.5	4.0	5.9	2.5
Provision for income taxes	2.8	0.6	1.3	0.5
Net income	4.7	3.4	4.6	2.0
Net (income) loss attributable to noncontrolling interest	0.1	(0.1)	(0.1)	0.1
Net income attributable to controlling interest	4.8%	3.3%	4.5%	2.1%

For the Three Months and Third Quarters Ended October 1, 2011 and October 2, 2010

The following table sets forth the key results of operations by segment for the three months ended October 1, 2011 and October 2, 2010 (dollars in millions):

	Three Months Ended
	October 1, 2011	October 2, 2010	% Change
Revenues:
Retail	$19.2	$17.1	12.1%
Recycling	16.7	10.2	63.1%
Total revenues	$35.9	$27.3	31.2%

Operating income (loss):
Retail	$0.2	$(0.2)	201.0%
Recycling	2.9	1.7	69.3%
Unallocated corporate costs	(0.2)	(0.2)	13.6%
Total operating income	$2.9	$1.3	122.2%

Our total revenues of $35.9 million for the third quarter ended October 1, 2011 increased $8.6 million or 31.2% compared to $27.3 million for the third quarter ended October 2, 2010.  Retail segment revenues accounted for 53.5% of total revenues in the third quarter of 2011 compared to 62.6% in the third quarter of 2010.  Recycling segment revenues and retail segment revenues each include a portion of byproduct revenues.  Retail segment revenues of $19.2 million for the third quarter of 2011 increased $2.1 million or 12.1% compared to $17.1 million for the third quarter of 2010.  The increase in retail segment revenues was due primarily to higher sales in our Minnesota, Ohio and Georgia markets compared to the same period in 2010.  Third quarter 2011 sales in our Texas market remained flat compared to the same period of the prior year.  Recycling segment revenues of $16.7 million for the third quarter of 2011 increased $6.5 million or 63.1% compared to $10.2 million for the third quarter of 2010.  The increase in recycling segment revenues is attributed primarily to the following three factors; (1) growth in replacement revenues as a result of higher volumes from a California utility customer’s refrigerator replacement program, (2) growth in revenues at AAP and (3) revenues from the sale of carbon offsets.

Revenues.  Revenues for the three months ended October 1, 2011 and October 2, 2010 were as follows (dollars in millions):

	Three Months Ended
	October 1, 2011	October 2, 2010	% Change
Retail	$18.7	$16.8	11.8%
Recycling	11.4	6.5	73.4%
Byproduct	5.8	4.0	43.2%
	$35.9	$27.3	31.2%

Retail Revenues.  Our retail revenues of $18.7 million for the third quarter ended October 1, 2011 increased $1.9 million or 11.8% compared to $16.8 million for the third quarter ended October 2, 2010.  The increase in retail revenues was due primarily to higher comparable store revenues.  We operated nineteen ApplianceSmart stores during the entire third fiscal quarters of 2011 and 2010.  Comparable store revenues from our nineteen ApplianceSmart stores increased $1.9 million or 13.7% in the third quarter of 2011 compared to the third quarter of 2010.  We plan to promote sales at our ApplianceSmart stores during the remainder of 2011 through our revamped branding and advertising messages.  We do not expect a significant change in the level of retail revenues for the remainder of 2011.

Recycling Revenues.  Our recycling revenues of $11.4 million for the third quarter ended October 1, 2011 increased $4.9 million or 73.4% compared to $6.5 million for the third quarter ended October 2, 2010.  Recycling revenues are comprised of two components: (1) appliance recycling revenues generated by collecting and recycling appliances for utilities and other sponsors of energy efficiency programs and (2) replacement program revenues generated by recycling and replacing old appliances with new energy efficient models for programs sponsored by utility companies.  Appliance recycling revenues of $5.6 million decreased 5.8% or $0.4 million in the third quarter of 2011 compared to $6.0 million in the third quarter of 2010, due primarily to lower per-unit recycling fees.  Our average per-unit recycling fees declined to $82 per unit in the third quarter of 2011 compared to $98 per unit in the third quarter of 2010.  For the third quarter ended October 1, 2011, we generated stronger volumes from our recycling contracts, an increase of 12.2%, compared to the same period in 2010.  Replacement program revenues of $5.8 million increased 880.7% or $5.3 million in the third quarter of 2011 compared to $0.5 million in the third quarter of 2010, primarily as the result of higher volumes from a California utility customer’s refrigerator replacement program’s summer initiative. The California utility ordered over 11,000 replacement units to be delivered and installed in May 2011 through July 2011.  We expected an increase in replacement program revenues in the third quarter of 2011 compared to the third quarter of 2010.  However, we do not expect this trend to continue past the third quarter of 2011.

Byproduct Revenues.  Our byproduct revenues of $5.8 million for the third quarter ended October 1, 2011 increased $1.8 million or 43.2% from $4.0 million compared to the third quarter ended October 2, 2010.  The increase in byproduct revenues was primarily the result of the following three factors: (1) higher recycling and replacement volumes, (2) carbon offset revenues and (3) higher revenues generated at AAP.  We recognized $0.2 million related to the sale of carbon offsets, which were created by the destruction of ozone-depleting refrigerants acquired through various recycling programs.  Byproduct revenues include all of the revenues generated by AAP.  Revenues from AAP of $3.0 million in the third quarter of 2011 increased 34.5% or $0.7 million compared to $2.3 million in the third quarter of 2010.  AAP recognized $0.1 million in carbon offset revenues during the third quarter of 2011.  We cannot predict scrap metal prices, but we do not expect significant fluctuations in 2011 as compared to 2010 levels.  We anticipate that we will be able to realize future revenues from the sale of carbon offsets, although the frequency of these transactions will vary based on volume levels and market conditions.

Gross Profit.  Our gross profit of $10.1 million for the third quarter ended October 1, 2011 increased $1.2 million or 13.9% compared to $8.9 million for the third quarter ended October 2, 2010.  Gross profit as a percentage of total revenues decreased to 28.1% in the third quarter of 2011 compared to 32.4% in the third quarter of 2010.  The decrease in overall gross profit percentage was due primarily to a shift in product sales in our retail segment and lower per-unit recycling fees in our recycling segment.  The gross profit percentage for the retail segment decreased to 26.2% for the third quarter of 2011 compared to 29.7% for the third quarter of 2010.  The decline in the retail segment gross profit percentage was due primarily to a shift in sales mix and to a lesser extent price compression and higher product costs.  In the third quarter of 2011, we sold a higher level of in-the-box product, which typically has lower profit margins, compared to the third quarter of 2010.  The gross profit percentage for the recycling segment decreased to 30.4% in the third quarter of 2011 compared to 37.0% in the third quarter of 2010, primarily related to the lower average per-unit recycling fees and an increase in fuel costs.

Selling, General and Administrative Expenses.  Our selling, general and administrative (“SG&A”) expenses of $7.2 million for the third quarter ended October 1, 2011 decreased $0.4 million or 5.0% compared to $7.6 million for the third quarter ended October 2, 2010.  Our SG&A expenses as a percentage of total revenues decreased to 20.0% in the third quarter of 2011 compared to 27.6% in the third quarter of 2010.  Selling expenses of $4.6 million in the third quarter of 2011 decreased 4.5% or $0.2 million compared to $4.8 million in the third quarter of 2010.  The decrease in selling expenses was due primarily to lowering our advertising expenses.  General and administrative expenses of $2.6 million in the third quarter of 2011 decreased 6.0% or $0.2 million compared to $2.8 million in the third quarter of 2010.  The decrease in general and administrative expenses was due primarily to lower overhead expenses in the retail processing centers as compared to the third quarter of 2010.  As a percentage of total revenues, general and administrative expenses were 7.3% for the third quarter of 2011 compared to 10.1% for the third quarter of 2010.  We do not expect a significant change in the level of SG&A expenses for the remainder of 2011.

Interest Expense.  Our interest expense increased $34,000 to $279,000 for the third quarter ended October 1, 2011 compared to $245,000 for the third quarter ended October 2, 2010.  The increase was due primarily to two factors: (1) the amortization of $49,000 of non-cash interest expense related to debt issuance costs from the PNC and Susquehanna Bank financings and (2) the inclusion of interest payments related to AAP’s Susquehanna Bank loan.  The increase was partially offset by having a lower average weighted interest rate and balance on our line of credit.  We expect interest expense to increase in 2011 as compared to 2010 as a result of amortizing non-cash interest expense related to the PNC and Susquehanna Bank financings along with the interest paid to Susquehanna Bank.  We cannot predict our 2011 line of credit borrowings or what will happen with interest rates on our revolving line of credit in 2011.  We anticipate that the weighted average interest rate on our revolving line of credit will be lower for the remainder of 2011 as compared to 2010.

Provision for Income Taxes.  We recorded a $1.0 million provision for income taxes for the third quarter ended October 1, 2011 compared to a provision for income taxes of $0.2 million for the third quarter ended October 2, 2010.  The increase was the result of generating higher taxable income in the third quarter of 2011 compared to the same period of the prior year.  For the quarter ended October 2, 2010, the provision for income taxes of $0.2 million was primarily the result of taxable income generated by our Canadian subsidiary.  In 2011, we have exhausted all of our available U.S. net operating losses that offset tax expense in 2010.

Noncontrolling Interest.  Noncontrolling interest represents 4301’s share of AAP’s net (income) loss.  Under the AAP joint venture agreement, ARCA and 4301 each have a 50% interest in AAP.  AAP reported a net loss of $100,000 for the third quarter ended October 1, 2011, of which $50,000 represented the loss attributable to noncontrolling interest.  The net loss generated by AAP was primarily the result of one-time expenses in the third quarter related to its grand opening press event, repair expenses on the hammermill shredder and start-up costs associated with installing the URT materials recovery system.  AAP reported net income of $75,000 for the third quarter ended October 2, 2010, of which $37,000 represented the income attributable to noncontrolling interest.

For the Nine Months Ended October 1, 2011 and October 2, 2010

The following table sets forth the key results of operations by segment for the nine months ended October 1, 2011 and October 2, 2010 (dollars in millions):

	Nine Months Ended
	October 1, 2011	October 2, 2010	% Change
Revenues:
Retail	$57.6	$57.5	0.2%
Recycling	41.1	25.3	62.3%
Total revenues	$98.7	$82.8	19.1%

Operating income (loss):
Retail	$0.5	$(0.2)	340.3%
Recycling	6.5	3.3	96.8%
Unallocated corporate costs	(0.3)	(0.3)	10.1%
Total operating income	$6.7	$2.8	141.8%

Our total revenues of $98.7 million for the nine months ended October 1, 2011 increased $15.9 million or 19.1% compared to $82.8 million for the nine months ended October 2, 2010.  Retail segment revenues accounted for 58.4% of total revenues for the nine months ended October 1, 2011 compared to 69.5% in same period of 2010.  Recycling segment revenues and retail segment revenues each include a portion of byproduct revenues.  Retail segment revenues of $57.6 million for the nine months ended October 1, 2011 increased $0.1 million or 0.2% compared to $57.5 million in the same period of 2010.  Retail segment revenues for the nine months ended October 2, 2010 were boosted by sales from state-administered ENERGY STAR® appliance rebate programs that were not repeated this year, resulting in the year-over-year modest increase in retail revenues for the nine months ended October 1, 2011.  Recycling segment revenues of $41.1 million for the nine months ended October 1, 2011 increased $15.8 million or 62.3% compared to $25.3 million in the same period of 2010.  The increase in recycling segment revenues is attributed primarily to the following three factors; (1) growth in replacement revenues as a result of higher volumes from a California utility customer’s refrigerator replacement program, (2) growth in revenues at AAP and (3) revenues from the sale of carbon offsets.

Revenues.  Revenues for the nine months ended October 1, 2011 and October 2, 2010 were as follows (dollars in millions):

	Nine Months Ended
	October 1, 2011	October 2, 2010	% Change
Retail	$56.4	$56.5	(0.3)%
Recycling	26.7	17.2	55.6%
Byproduct	15.6	9.1	70.8%
	$98.7	$82.8	19.1%

Retail Revenues.  Our retail revenues of $56.4 million for the nine months ended October 1, 2011 decreased $0.1 million or 0.3% compared to $56.5 million for the nine months ended October 2, 2010.  Retail revenues for the nine months ended October 2, 2010 were boosted by sales from state-administered ENERGY STAR® appliance rebate programs that were not repeated this year, resulting in the year-over-year modest decrease in retail comparable store revenues for the nine months ended October 1, 2011.  We do not expect a significant change in the level of retail revenues for the remainder of 2011 as compared to 2010.

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

Recycling Revenues.  Our recycling revenues of $26.7 million for the nine months ended October 1, 2011 increased $9.5 million or 55.6% compared to $17.2 million in the same period of 2010.  Recycling revenues are comprised of two components: (1) appliance recycling revenues generated by collecting and recycling appliances for utilities and other sponsors of energy efficiency programs and (2) replacement program revenues generated by recycling and replacing old appliances with new energy efficient models for programs sponsored by utility companies.  Appliance recycling revenues of $14.2 decreased 2.0% or $0.3 million for the nine months ended October 1, 2011 compared to $14.5 million for the nine months ended October 2, 2010.  For the nine months ended October 1, 2011, recycling volumes were up 14.8% and per-unit recycling fees were down 14.4% compared to the same period of 2010.  Replacement program revenues of $12.5 million increased 365.7% or $9.8 million for the nine months ended October 1, 2011 compared to $2.7 in the same period of 2010, primarily as the result of higher volumes from a California utility customer’s refrigerator replacement program.  We are pursuing new appliance recycling and replacement programs throughout North America but cannot predict if we will be successful in signing new contracts, renewing existing contracts or maintaining the current volumes under our existing contracts.

Byproduct Revenues.  Our byproduct revenues of $15.6 million for the nine months ended October 1, 2011 increased $6.5 million or 70.8% from $9.1 million in the same period of 2010.  The increase in byproduct revenues was primarily the result of higher recycling and replacement volumes, higher revenues generated at AAP and the sale of carbon offsets.  Byproduct revenues include all of the revenues generated by AAP.  Revenues from AAP of $8.3 million for the nine months ended October 1, 2011 increased 71.4% or $3.5 million compared to $4.8 million in the same period of 2010.  AAP commenced operations on February 8, 2010.  Byproduct revenues also include the sale of carbon offsets, which were created by the destruction of ozone-depleting refrigerants acquired through various recycling programs and at AAP.  The sale of carbon offsets resulted in $0.7 million in byproduct revenues, of which, $0.1 million was generated at AAP for the nine months ended October 1, 2011 without any comparable revenues in the same period of 2010.  We anticipate that we will be able to realize future revenues from the sale of carbon offsets, although the frequency of these transactions will vary based on volume levels and market conditions.  We cannot predict scrap metal prices, but we do not expect significant fluctuations in 2011 as compared to 2010 levels.

Gross Profit.  Our gross profit of $28.7 million for the nine months ended October 1, 2011 increased $3.1 million or 12.4% compared to $25.6 million for the nine months ended October 2, 2010.  Gross profit as a percentage of total revenues decreased to 29.1% for the nine months ended October 1, 2011 compared to 30.9% in the same period of 2010.  The gross profit percentage for the retail segment decreased to 27.6% for the nine months ended October 1, 2011 compared to 28.8% in the same period of 2010.  The retail gross profit percentage decrease is primarily related to a shift in sales mix and to a lesser extent price compression and higher product costs.  For the nine months ended October 1, 2011, we sold a higher level of in-the-box product, which typically has lower margins, compare to the same period of 2010.  The gross profit percentage for the recycling segment decreased to 31.3% for the nine months ended October 1, 2011 compared to 35.5% in the same period 2010, primarily as a result of lower average per-unit recycling fees and higher fuel costs.

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

Selling, General and Administrative Expenses.  Our selling, general and administrative (“SG&A”) expenses of $22.0 million for the nine months ended October 1, 2011 decreased $0.8 million or 3.4% compared to $22.8 million for the nine months ended October 2, 2010.  Our SG&A expenses as a percentage of total revenues decreased to 22.3% for the nine months ended October 1, 2011 compared to 27.5% in the same period of 2010.  Selling expenses of $14.0 million for the nine months ended October 1, 2011 decreased 7.2% or $1.1 million compared to $15.1 million in the same period of 2010.  The decrease in selling expenses was due primarily to $0.2 million in lower retail store operating expenses and $0.9 million in reduced advertising expenses.  General and administrative expenses of $8.0 million for the nine months ended October 1, 2011 increased 4.1% or $0.3 million compared to $7.7 million in the same period of 2010.  The increase in general and administrative expenses was due primarily to the impact of restoring compensation reductions as compared to the same period of 2010.  We do not expect a significant change in the level of SG&A expenses for the remainder of 2011.

Interest Expense.  Our interest expense increased $140,000 to $884,000 for the nine months ended October 1, 2011 compared to $744,000 for the nine months ended October 2, 2010.  The increase was due primarily to two factors: (1) the amortization of $142,000 of non-cash interest expense related to debt issuance costs from the PNC and Susquehanna Bank financings and (2) the inclusion of interest payments related to AAP’s debt.  The increase was partially offset by having a lower average weighted interest rate and balance on our line of credit.  We expect interest expense to increase in 2011 as compared to 2010 as a result of amortizing non-cash interest expense related to the PNC and Susquehanna Bank financings along with the interest paid to Susquehanna Bank.  We cannot predict our 2011 line of credit borrowings or what will happen with interest rates on our revolving line of credit in 2011.  We anticipate that the weighted average interest rate on our revolving line of credit will be lower for the remainder of 2011 as compared to 2010.

Provision for Income Taxes.  We recorded a $1.3 million provision for income taxes for the nine months ended October 1, 2011 compared to $0.4 million for the nine months ended October 2, 2010.  At January 1, 2011, we recorded a full valuation allowance against our U.S. net deferred tax assets due to the uncertainty of their realization.  We regularly evaluate both positive and negative evidence related to retaining a valuation allowance against our deferred tax assets that are more-likely-than-not unable to be realized in future periods.  The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  During the second quarter of 2011, we concluded, based on the assessment of all available evidence, including previous three-year cumulative income before infrequent and unusual items, a history of generating income before taxes for six consecutive quarters and estimates of future profitability, that it is more-likely-than-not that we will be able to realize a portion of our deferred tax assets in the future and recorded a $0.9 million non-cash reversal of our deferred tax asset valuation allowance.  As a result of generating taxable income for the nine months ended October 1, 2011, we recorded a provision for income taxes of $2.2 million at an effective tax rate of 38.5%.  The provision for income taxes was partially offset by recording the $0.9 million discrete item related to the reversal of a portion of our deferred tax asset valuation allowance during the second quarter of 2011.  During first quarter of 2011, we recognized $36,000 related to windfall tax benefits from share-based compensation, which were recorded to Common Stock on the consolidated balance sheets.  For the nine months ended October 2, 2010, the provision for income taxes of $0.4 million was primarily the result of generating taxable income in our Canadian subsidiary.  We did not record a provision for or benefit from income taxes for our U.S. subsidiaries in 2010 due to the available net operating losses which offset taxable income and the full valuation allowance against our U.S. net deferred tax assets due to the uncertainty of their realization at that time.

Noncontrolling Interest.  Noncontrolling interest represents 4301’s share of AAP’s net (income) loss.  Under the AAP joint venture agreement, ARCA and 4301 each have a 50% interest in AAP.  AAP reported net income of $122,000 for the nine months ended October 1, 2011, of which $61,000 represented the income attributable to noncontrolling interest.  AAP reported a net loss of $125,000 for the nine months ended October 2, 2010, of which $63,000 represented the loss attributable to noncontrolling interest.

Liquidity and Capital Resources

Summary.  Cash and cash equivalents as of October 1, 2011 were $4.7 million compared to $3.1 million as of January 1, 2011. Working capital, the excess of current assets over current liabilities, increased to $10.0 million as of October 1, 2011 compared to $1.3 million as of January 1, 2011.  The improvement in working capital was related primarily to three factors: (1) repaying several of AAP’s short-term loans with $4.75 million in proceeds from the three Susquehanna Bank term loans, which mature over ten years, (2) a higher level of accounts receivable from the increased volume of a California utility customer’s replacement program and (3) cash generated from operations as a result of the improvement in net income for the nine months ended October 1, 2011.  The current portion of our borrowings (including our revolving line of credit) decreased $4.6 million to $9.9 million as of October 1, 2011 compared to $14.5 million as of January 1, 2011.  The decrease was related primarily to the repayment of $3.8 million in current borrowings from AAP and a decrease of $1.3 million in the outstanding balance on our revolving line of credit.

The following table summarizes our cash flows for the nine months ended October 1, 2011 and October 2, 2010 (in millions):

	October 1, 2011	October 2, 2010
Total cash and cash equivalents provided by (used in):
Operating activities	$3.2	$3.2
Investing activities	(0.8)	(3.0)
Financing activities	(0.7)	0.9
Effect of exchange rates on cash and cash equivalents	(0.1)	0.0
Increase in cash and cash equivalents	$1.6	$1.1

Cash provided by operating activities remained flat for the nine months ended October 1, 2011 compared to the nine months ended October 2, 2010.  The improvement in cash used in investing activities of $2.2 million for the nine months ended October 1, 2011 compared to the nine months ended October 2, 2010 was attributed primarily to the release of $0.7 million in restricted cash and a lower level of URT capital expenditures.  Cash used by financing activities of $0.7 million for the nine months ended October 1, 2011 was primarily related to the payment of debt issuance costs compared to cash provided financing activities of $0.9 million for the nine months ended October 2, 2010.  For the nine months ended October 2, 2010 cash provided by financing activities was primarily related to the issuance of Common Stock.

Sources of Liquidity.  Our principal sources of liquidity are cash from operations and borrowings under our revolving line of credit.  Our principal liquidity requirements consist of long-term debt obligations, capital expenditures and working capital. We believe, based on the anticipated sales per retail store, the anticipated revenues from our recycling contracts and our anticipated gross profit, that our cash balance, anticipated funds generated from operations and our revolving line of credit will be sufficient to finance our operations, long-term debt obligations and capital expenditures through at least the next twelve months.  Our total capital requirements for the next twelve months will depend upon, among other things as discussed below, the number and size of retail stores operating, the recycling volumes generated from recycling contracts and our needs related to AAP.  Currently, we have nineteen retail stores and ten recycling centers, including AAP, in operation.  We may need additional capital to finance our operations if our revenues are lower than anticipated, our expenses are higher than anticipated or we pursue new opportunities.  Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (Common or Preferred Stock) or other financing opportunities.  There can be no assurance that such additional sources of financing will be available on terms satisfactory to us.  Additionally, our Revolving Credit Agreement limits the amount of debt we can incur.

Outstanding Indebtedness.  On January 24, 2011, we entered into a Revolving Credit, Term Loan and Security Agreement (“Revolving Credit Agreement”) with PNC Bank, National Association (“PNC”) that provides us with a $15.0 million revolving line of credit and a $2.55 million Term Loan.  The Term Loan is described later in this section.  The Revolving Credit Agreement has a stated maturity date of January 24, 2014, if not renewed.  The Revolving Credit Agreement is collateralized by a security interest in substantially all of our assets and PNC is also secured by an inventory repurchase agreement with Whirlpool Corporation for Whirlpool purchases only.  We also issued a $750,000 letter of credit in favor of Whirlpool Corporation.  The interest rate on the revolving line of credit is PNC Base Rate plus 1.75%, or 1-, 2- or 3-month PNC LIBOR Rate plus 2.75%.  The PNC Base Rate shall mean, for any day, a fluctuating per annum rate of interest equal to the highest of (i) the interest rate per annum announced from time to time by PNC at its prime rate, (ii) the Federal Funds Open Rate plus ½ of 1%, and (iii) the one month LIBOR rate plus 100 basis points (1%).  As of October 1, 2011, the outstanding balance under the Revolving Credit Agreement was $8.8 million with a weighted average interest rate of 3.52%, which included both PNC LIBOR Rate and PNC Base Rate loans.  The amount of revolving borrowings under the Revolving Credit Agreement is based on a formula using accounts receivable and inventories.  We may not have access to the full $15.0 million revolving line of credit due to the formula using accounts receivable and inventories, the amount of the letter of credit issued in favor of Whirlpool Corporation and the amount of outstanding loans between PNC and our AAP joint venture.  As of October 1, 2011, our available borrowing capacity under the Revolving Credit Agreement was $5.4 million.  The Revolving Credit Agreement requires, starting with the fiscal quarter ending April 2, 2011 and continuing at the end of each quarter thereafter, that we meet a minimum fixed charge coverage ratio of 1.10 to 1.00, measured on a trailing twelve month basis.  The fixed charge coverage ratio for the third quarter ended October 1, 2011 was 12.49 to 1.00.  The Revolving Credit Agreement limits investments we can purchase, the amount of other debt we can incur, the amount of loans we can issue to our affiliates and the amount we can spend on fixed assets along with prohibiting the payment of dividends.  As of October 1, 2011, we were in compliance with all the covenants of the Revolving Credit Agreement.

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

On January 24, 2011, we entered into a $2.55 million term loan with PNC Bank to refinance the existing mortgage on our California facility.  The term loan is payable as follows, subject to acceleration upon the occurrence of an event of default or termination of the Revolving Credit Agreement: 119 consecutive monthly principal payments of $21 plus interest commencing on February 1, 2011 and continuing on the first day of each month thereafter followed by a 120th payment of all unpaid principal, interest and fees on January 1, 2021.  The term loan is collateralized with our California facility located in Compton, California. The term loan bears interest at PNC Base Rate plus 2.25%, or 1-, 2- or 3-month PNC LIBOR Rate plus 3.25%.  As of October 1, 2011, the interest rate was 5.50%, based on the PNC Base Rate of 3.25% plus 2.25%.  In connection with the $2.55 million term loan, we repaid our existing 6.85% mortgage of $1.5 million that resulted in $1.0 million of additional borrowings under our Revolving Credit Agreement described above.

On March 10, 2011, ARCA Advanced Processing, LLC entered into three separate commercial term loans (“Term Loans”) with Susquehanna Bank, pursuant to the guidelines of the U.S. Small Business Administration 7(a) Loan Program.  The total amount of the Term Loans is $4.75 million, split into three separate loans for $2.10 million; $1.40 million; and $1.25 million.  AAP repaid $3.78 million of short-term debt and repaid $0.44 million to ARCA for loans that were eliminated in the consolidated financial statements. The Term Loan matures in ten years and bears and an interest rate of Prime plus 2.75%.  As of October 1, 2011, the interest rate was 6.00%. The total monthly interest and principal payments are $53,700 and begin on July 1, 2011.  AAP paid interest only between March 10, 2011 and June 30, 2011.  We are a guarantor of the Term Loans along with 4301 Operations, LLC and its owners.

On December 13, 2010, we guaranteed a 3.00% note, due February 2011, of $0.3 million between Central Bank and AAP.  The guarantee was provided by pledging $0.3 million of our cash balance at Central Bank until the loan was repaid by AAP.  In connection with the Term Loans AAP entered into with Susquehanna Bank, the $0.3 million loan from Central Bank was repaid by AAP.

The following table summarizes our borrowings as of October 1, 2011 and January 1, 2011 (in millions):

	October 1,	January 1,
	2011	2011
Line of credit	$8.8	$10.1
PNC term loan	2.4	—
Mortgage	—	1.5
Susquehanna bank term loans (1)	4.6	—
Other financing obligations and loans (1)	1.1	4.7
Capital leases and other financing obligations	0.4	0.7
	17.3	17.0
Less: current portion of debt	9.9	14.5
	$7.4	$2.5

(1) Represents loans from consolidating AAP.

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Impact of Inflation

Interest Rate Risk.  We do not believe there is any significant risk related to interest rate fluctuations on our long-term fixed-rate debt.  There is interest rate risk on the line of credit, PNC term loan and Susquehanna Bank term loans, since our interest rate floats.  The outstanding balance on our floating rate loans as of October 1, 2011 was approximately $15.8 million.  Based on average floating rate borrowings of $15.8 million, a hypothetical 100 basis point change in the applicable interest rate would have caused our interest expense to change by approximately $40,000 and $119,000 for the three and nine months ended October 1, 2011, respectively.

Foreign Currency Exchange Rate Risk.  We currently generate revenues in Canada.  The reporting currency for our consolidated financial statements is U.S. dollars.  It is not possible to determine the exact impact of foreign currency exchange rate changes; however, the effect on reported revenue and net earnings can be estimated.  We estimate that the overall strength of the U.S. dollar against the Canadian dollar had an immaterial impact on the revenues and net income for the three and nine months ended October 1, 2011.  We do not currently hedge foreign currency fluctuations and do not intend to do so for the foreseeable future.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at October 1, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at October 1, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the third quarter of fiscal 2011, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101**

The following materials from our Quarterly Report on Form 10-Q for the third quarter ended October 1, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Notes to Consolidated Financial Statements, and (v) document and entity information.

*      Filed herewith.

†      Furnished herewith.

**           Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

Dated: November 10, 2011	APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
(Registrant)

	By	/s/ Edward R. Cameron
Edward R. Cameron
President, Chief Executive Officer and Acting Principal Financial Officer