Form 10-K
period 2011-12-31
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2012-03-15
CIK 862861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of $4.59 per share, as of July 2, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was $21,464,570.

As of March 10, 2012, there were outstanding 5,554,427 shares of the registrant’s Common Stock, without par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders to be held on May 10, 2012 are incorporated by reference into Part III hereof.

PART I

ITEM 1.                  BUSINESS

General

Appliance Recycling Centers of America, Inc. and Subsidiaries (“we,” the “Company” or “ARCA”) are in the business of selling new major household appliances through a chain of Company-owned stores under the name ApplianceSmart®.  We also provide turnkey appliance recycling and replacement services for electric utilities and other sponsors of energy efficiency programs.  In addition, we have a 50% interest in a joint venture, ARCA Advanced Processing, LLC (“AAP”), which recycles appliances generated from twelve states in the Northeast and Mid-Atlantic regions of the United States for General Electric Company (“GE”) acting through its GE Appliances business component.

We are a leading retailer and recycler of major household appliances and generate revenues from:

1.           Retail sales of appliances at our ApplianceSmart stores.

2.           Fees charged for collecting and recycling appliances for utilities and other sponsors of energy efficiency programs.

3.           Fees charged for recycling and replacing old appliances with new ENERGY STAR® appliances for energy efficiency programs sponsored by electric utilities.

4.           Selling byproduct materials, such as metals, from appliances that we recycle, including appliances collected through our ApplianceSmart stores.

5.           Sale of carbon offsets created by the destruction of ozone-depleting refrigerants acquired through various recycling programs.

We were incorporated in Minnesota in 1983, although through our predecessors we began our appliance retail and recycling business in 1976.  Our principal office is located at 7400 Excelsior Boulevard, Minneapolis, Minnesota, 55426-4517.  References herein to our Company include our operating subsidiaries.  (See “Exhibits.”)

Industry Background

In the United States, more than 850 million major household appliances are currently in use.  These appliances include:

Refrigerators	Washers
Freezers	Dryers
Ranges/ovens	Room air conditioners
Dishwashers	Dehumidifiers
Microwave ovens	Humidifiers

Factory shipments of 61.2 million major appliances in 2011 were flat compared to 2010 due mainly to a 19.4 percent increase in year-over-year room air conditioner shipments.  Core categories in kitchen and home laundry appliances declined over 2010 shipments.

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

In addition to these solid waste management and environmental issues, energy conservation is another compelling reason for proper disposal of old appliances.  Refrigerators manufactured today consume about one-third as much electricity as those manufactured 30 years ago and about half as much as the typical unit manufactured before 1993.  In August 2011, the U.S. Department of Energy issued updated efficiency standards for refrigerators that will take effect in 2014; refrigerators manufactured under the new standards will use one-fifth as much electricity as units manufactured in the mid-1970s.

Additionally, the use of second refrigerators has grown steadily in the past two decades, leading to an increase in household energy consumption. Every year, approximately 10 percent of households purchasing new refrigerators keep their old units, increasing the base of second units by 800,000 to 1 million units annually.  Approximately twenty-eight percent of all U.S households currently have a second refrigerator, a rate that is growing at 1 percent per year.

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

Appliance Recycling for Energy Efficiency Programs

In 1989, we began contracting with electric utility companies to provide turnkey appliance recycling services to support their energy conservation efforts.  Since that time, we have provided our services to more than 300 utilities throughout North America.  Some of our current major contracts include:

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

We also have contracts to recycle, or to replace and recycle, appliances for 122 other utilities across North America.

In the past several years, we have seen a heightened interest from sponsors of energy efficiency initiatives that recognize the effectiveness of recycling and replacing energy inefficient appliances.  We are aggressively pursuing electric utilities, public housing authorities and energy efficiency management companies in 2012 and expect that we will continue to submit proposals for various new appliance recycling and replacement programs throughout the year.  However, we still have a limited ability to project revenues from new utility programs.  We cannot predict recycling volumes or if we will be successful obtaining new contracts in 2012.

ApplianceSmart

As of March 2012, ApplianceSmart was operating twenty stores: six in the Minneapolis/St. Paul market; one in Rochester, Minn.; one in St. Cloud, Minn.; four in the Columbus, Ohio, market; six in the Atlanta market; and two in the San Antonio, Texas, market.  We are a major household appliance retailer with two main channels: new, innovative appliances, and other affordable options such as close-outs, factory overruns, discontinued models and other special-buy appliances, including out-of-carton merchandise.  One example of a special-buy appliance involves manufacturer redesign, in which a current model is updated to include a few new features and is then assigned a new model number.  Because the major manufacturers—primarily Whirlpool, General Electric and Electrolux—ship only the latest models to retailers, a large quantity of the older model remains in the manufacturer’s inventory.  Special-buy appliances typically are not integrated into the manufacturers’ normal distribution channels and require a different method of management, which we provide.

For many years, manufacturers relied on small appliance dealers to buy this product to sell in their stores.  However, today these small retailers are struggling to compete with large appliance chains: in 2011, the 10 largest retailers of major appliances accounted for more than 85 percent of the sales volume.  At the same time, the expansion of big-box retailers that sell appliances has created a dramatic increase in the number of special-buy units, further straining the traditional outlet system for these appliances.  Because these special-buy appliances have value, manufacturers and retailers need an efficient management system to recover their worth.

Manufacturer Supply

We have entered into contracts for purchasing new appliances that we sell at our ApplianceSmart stores or provide for utility appliance replacement programs.  These contracts, which have been extended through 2012, are with the following five major manufacturers:

1.               Bosch

2.               Danby

3.               Electrolux

4.               General Electric

5.               Whirlpool

There are no guarantees on the number of units that any of the manufacturers will sell us; however, we believe that purchases from these five manufacturers will provide an adequate supply of high-quality appliances for our ApplianceSmart stores and appliance replacement programs.

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

Regional Processing Centers

On October 21, 2009, we entered into an Appliance Sales and Recycling Agreement (the “Agreement”) with General Electric Company acting through its GE Consumer & Industrial business (now referred to as GE Appliances).  Under the Agreement, GE sells all of its recyclable appliances generated from twelve states in the Northeast and Mid-Atlantic regions of the United States to us, and we collect, process and recycle such recyclable appliances.  The Agreement requires that we will only recycle, and will not sell for re-use or resale, the recyclable appliances purchased from GE.  We established a regional processing center (“RPC”) in Philadelphia, Pennsylvania, at which the recyclable appliances are processed.  The term of the Agreement is for a period of six years from the first date of collection of recyclable appliances, which was March 31, 2010.

In connection with the Agreement described above, we entered into a Joint Venture Agreement with 4301 Operations, LLC, (“4301”) to establish and operate an RPC.  4301 has substantial experience in the recycling of major household appliances and has contributed their existing business to the joint venture.  Under the Joint Venture Agreement, the parties formed a new entity known as ARCA Advanced Processing, LLC and each party has a 50% interest in AAP.  If additional RPCs are established, AAP has the right to establish the next two RPCs and will have a right of first refusal to establish subsequent RPCs.  We contributed $2.0 million to the joint venture and 4301 contributed their equipment and existing business to the joint venture.  The joint venture commenced operations on February 8, 2010.

The Agreement required us to purchase and install an UNTHA Recycling Technology (“URT”) materials recovery system, for which we are the exclusive North American distributor, to enhance the capabilities of the RPC in Philadelphia.  We completed the installation of the URT materials recovery system in the third quarter of 2011.  The URT materials recovery system recovers approximately 95 percent of the insulating foam in refrigerators; reduces typical landfill waste of the refrigerator by 85 percent by weight; lowers greenhouse gas and ozone-depleting substance emissions recovered from insulating foam compared to what typically happens in the industry today; and recovers high-quality plastics, aluminum, copper, steel and even pelletized foam from refrigerators that can be used to make new products.

Subsidiaries

ApplianceSmart, Inc., a Minnesota corporation, is a wholly-owned subsidiary formed through a corporate reorganization in July 2011 to hold our business of selling new major household appliances through a chain of Company-owned retail stores.  ARCA Canada Inc., a Canadian corporation, is a wholly-owned subsidiary formed in September 2006 to provide turnkey recycling services for electric utility energy efficiency programs.  ARCA California, Inc., a California corporation, is a wholly-owned subsidiary formed in November 1991 to provide turnkey recycling services for electric utility energy efficiency programs.

ARCA Advanced Processing, LLC, a Minnesota limited liability company, is a variable interest entity that we consolidate in our financial statements because we have the ability to significantly influence the economic performance of the entity through our contractual agreement with GE.  AAP was formed in October 2009 to operate a regional processing and recycling center and commenced operations in February 2010.

Growth Strategy

Larger facilities offer consumers a wider selection of appliances than smaller stores do and are more efficient for us to operate.  For these reasons, we intend to continue to focus our retail sales operations on larger facilities.  We would consider opening new stores primarily in markets in which we currently have operations to benefit from operational and marketing efficiencies of scale.  However, we will also study other major consumer markets throughout the United States with the possibility of expanding our retail stores to new markets.  We evaluate demographic, economic and financial information as well as the facility and proposed lease terms when considering a new store location.

We continue to see interest from sponsors of energy efficiency programs across the country that recognize the effectiveness of recycling energy inefficient appliances.  At times, program sponsors may also choose to assist their customers in replacing these inefficient appliances with new, highly efficient ENERGY STAR® models.  We are aggressively pursuing this segment of customers in 2012 and expect that we will continue to submit proposals for various new appliance recycling and replacement programs.

In 2008, we entered into an agreement to become the exclusive North American distributor for UNTHA Recycling Technology, one of the world’s leading manufacturers of technologically advanced refrigerator recycling systems and recycling facilities for electrical household appliances and electronic scrap.  In addition to marketing these systems to the recycling industry, we have installed a URT system in our Philadelphia RPC.

In 2012, AAP is focused on refining and improving our business with GE at our Philadelphia recycling facility in order to position AAP to respond to what we believe will be strong opportunities for expansion in future years with GE and other potential partners.  We optimized our operations by completing the installation of the URT materials recovery system during the third quarter of 2011.  Not only will the URT system allow us to expand our recycling capabilities to attract new business, it is also a critical component in our strategy to grow our revenue stream in 2012 while improving our margins.

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

Appliance Manufacturers:  We work with appliance manufacturers, including Bosch, Danby, Electrolux, General Electric and Whirlpool, to acquire the product we sell at our ApplianceSmart stores.  We purchase new, special-buy appliances, such as discontinued models and factory overruns, and sell the product at a significant discount to full retail prices.  In addition, our participation in a national buying cooperative enables us to purchase the latest models of new appliances to fill out our mix of product.

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

Currently, we have contracts to provide recycling services for approximately 200 utilities in 2012.

Company Operations

We provide a full range of appliance recycling support services for energy efficiency programs in North America.  We also purchase major appliances, primarily from appliance manufacturers, to sell through our ApplianceSmart stores.

Many of the appliances we receive from manufacturers are still in the factory carton and ready to sell.  Other appliances need repair or cosmetic work before we deliver them to our ApplianceSmart stores.  All appliances we sell are new, under factory warranty and covered by a 100-percent money-back guarantee.  We also offer extended warranties, appliance delivery, factory-trained technician service and free recycling of customers’ replaced appliances.

Appliances that do not meet our quality standards for sale at our ApplianceSmart stores and appliances collected through utility customers’ energy conservation programs must be recycled to prevent re-use.  We process and recycle these units using environmentally sound systems and techniques.

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

At our Philadelphia recycling center, which is operated through the joint venture ARCA Advanced Processing, we recycle appliances for GE and other customers.  We process the appliances according to the procedures described above to remove environmentally damaging components and substances.  In the third quarter of 2011, we began processing refrigerators and freezers with our URT system to recover the CFCs in polyurethane foam insulation that cause global warming and ozone depletion.

We are aggressively pursuing additional utility customers, but have a limited ability to project revenues from new utility programs in 2012.  We cannot predict recycling or replacement volumes or if we will be successful in obtaining new contracts.

Principal Products and Services

We generate revenues from three sources: retail, recycling and byproduct, including carbon offsets.  Retail revenues are generated through the sale of appliances at our ApplianceSmart stores.  Recycling revenues are generated by charging fees for collecting and recycling appliances for utilities and other sponsors of energy efficiency programs and through the sale of new ENERGY STAR® appliances to utility companies for installation in the homes of a specific segment of their customers.  Byproduct revenues are generated by selling scrap materials, such as metal and plastics from appliances we collect and recycle, including those from our ApplianceSmart stores.  Carbon offset revenues are created by the destruction of ozone-depleting refrigerants acquired through various recycling programs and from our ApplianceSmart stores.

The table below reflects the percentage of total revenues from each source for the past two fiscal years.  See also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2011	2010
Retail	57.5%	66.2%
Recycling	26.1%	21.1%
Byproduct, including carbon offsets	16.4%	12.7%
	100.0%	100.0%

During fiscal years 2011 and 2010, we operated two reportable segments: retail and recycling.  The retail segment is comprised of sales generated through our ApplianceSmart stores.  Our recycling segment includes all fees charged for collecting, recycling and installing appliances for utilities and other customers and includes byproduct revenue, which is generated primarily through the recycling of appliances.  In 2011 and 2010, we consolidated AAP in our financial statements.  Sales generated by AAP are included in byproduct revenues in our recycling segment.  Financial information about our segments is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 15 of “Notes to Consolidated Financial Statements.”

Sales and Marketing

We use a variety of methods to promote awareness of our products and services.  We believe that we are recognized as a leader in the recycling industry and in special-buy appliance retailing.

Our ApplianceSmart concept includes establishing large showrooms in metropolitan locations where we can offer consumers a selection of hundreds of appliances at each of our stores.  Our visual branding consists of ample display of product, manufacturers’ signage and custom-designed ApplianceSmart materials.  We advertise our stores mainly through print media, social media, television, radio and direct mail.  Through www.ApplianceSmart.com, consumers can also search our inventory and purchase appliances online through a shopping cart feature that was added in the fourth quarter of 2011.

To evaluate the effectiveness of ApplianceSmart’s advertising venues and messages, we engaged a consulting group in 2010 to help us analyze our branding and marketing efforts.  As a result of our findings, we tested revamped branding and advertising messages in select stores in late 2010.  Because of the positive response from consumers, we rolled out the new advertising strategies and messages in all of our markets in 2011. Exterior and interior signage was also upgraded in five Minnesota stores and four Georgia stores during 2011 to reflect our commitment to the consumer experience.

We market our appliance recycling and replacement services to electric utility companies and other sponsors of energy efficiency programs by contacting prospective customers directly, delivering educational presentations at conferences for energy efficiency professionals, participating in utility industry trade shows, networking with key affiliates of electric power and environmental associations, and promoting our corporate website at www.ARCAInc.com.  We submit sales proposals for our services to interested parties and in response to requests for bid.

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

Competition

Our retail competition comes mainly from new-appliance and other special-buy retailers.  Each ApplianceSmart store competes with local and national retail appliance chains, as well as with independently owned retailers.  Many of these retailers have been in business longer than we have and may have significantly greater assets.

Many factors, including obtaining adequate resources to create and support the infrastructure required to operate large-scale appliance recycling programs, affect competition in the appliance recycling industry.  We generally compete for contracts with several other national appliance recycling businesses and energy services management companies.  We also compete with small hauling or recycling companies based in the program’s service territory.  Many of these companies, including used-appliance dealers that call themselves “appliance recyclers,” resell in the secondary market a percentage of the appliances they accept for recycling.  The unsalable units may not be properly processed to remove environmentally harmful materials because these companies do not have the capability to offer the full range of services that we provide.

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

We have been recognized for our work in protecting the environment from the harmful effects of improper appliance disposal.  In 2004, the EPA awarded us, along with our customer Southern California Edison, the Stratospheric Ozone Protection Award for the environmentally responsible manner in which we collect and dispose of appliances.  In 2007, we were again recognized by the EPA with a Best of the Best Stratospheric Ozone Protection Award as part of an appliance recycling team responsible for “the most exceptional global contributions in the first two decades of the Montreal Protocol.”  We were recognized by Southern California Edison Company (“SCE”) as the sole recipient of the 2010 Environmental Excellence Award for our “exemplary support and service of SCE’s Appliance Recycling Program” and commitment to providing “the highest levels of performance and service to SCE and program participants while maintaining the strong values and ethics that exemplify a value-added supplier.” ARCA has provided services for SCE since 1994.

In 2007, we became a founding reporter of The Climate Registry, an organization that provides information regarding the measurement and reporting of greenhouse gas emissions to various governmental and private agencies and businesses.

In 2009, our President and Chief Executive Officer, Edward R. (Jack) Cameron, was selected to represent the appliance recycling industry in the Climate Action Reserve’s 23-member workgroup that was tasked with developing the U.S. Ozone-Depleting Substances Project Protocol for the Destruction of Domestic High Global Warming Potential Ozone-Depleting Substances.  The Climate Action Reserve is a national offsets program working to ensure integrity, transparency and financial value in the U.S. carbon market.  The protocol, which was issued on February 3, 2010, provides guidance to account for, report and verify greenhouse gas emission reductions associated with destruction of high global warming potential ozone-depleting substances that would have otherwise been released to the atmosphere, including those used in both foam and refrigerant applications.

Our retail stores obtain all business licenses, sales tax licenses and permits required for their locations.  Our delivery and service vehicles comply with all U.S. Department of Transportation licensing requirements. In addition, in 2010, ApplianceSmart became the first independent retailer in the country to partner with the U.S. EPA in the Responsible Appliance Disposal (RAD) program.  Through RAD, partners commit to employing best environmental practices to reduce emissions of ozone-depleting substances and greenhouse gases through the proper disposal of refrigeration appliances at end of life.  RAD partners report program results to the EPA annually to help quantify climate protection efforts.

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

Employees

At March 1, 2012 we had 370 full-time employees and 9 part-time employees, distributed approximately as follows:

1.              31% of our employees, including management, provide customer service, appliance collection, transportation and processing services at our recycling centers.

2.              59% of our employees, including management, work in our retail stores.

3.              10% of our employees are corporate management and support staff.

We have no union or collective bargaining agreements covering any of our employees.  Our employees have never caused our operations to be disrupted by a work stoppage, and we believe that our employee relations are good.

ITEM 1A.             RISK FACTORS

An investment in our Common Stock involves a high degree of risk.  You should carefully consider the risks described below with respect to an investment in our shares.  If any of the following risks actually occur, our business, financial condition, operating results or cash provided by operations could be materially harmed.  As a result, the trading price of our Common Stock could decline, and you might lose all or part of your investment.  When evaluating an investment in our Common Stock, you should also refer to the other information in this report, including our consolidated financial statements and related notes.

Risks Relating to Our Business

Our strategy of opening new retail stores may result in net losses.

Our growth strategy includes opening new retail stores.  We evaluate demographic, economic and financial information in considering a new store location.  We look primarily in markets where we currently have operations to benefit from additional operational and marketing efficiencies of scale.  New stores take time to become profitable; we cannot assure you that any individual current or future store will attain or maintain projected profitability.  We incurred retail segment operating losses of $0.2 million and $0.8 million in 2011 and 2010, respectively.  We have historically experienced improvement in our retail segment as our stores have become established.  However, the recent consumer cutback in spending related to the purchase of major household appliances has negatively impacted our retail segment profits.  Our full financial information is set out in the consolidated financial statements and related notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

A large percentage of our revenues is derived from retail sales.  However, we expect recycling and byproduct revenues as a percentage of total revenues will continue to rise in the future.

Most of our revenues are derived from retail sales of appliances at our ApplianceSmart stores.  We currently operate 20 ApplianceSmart stores.  Retail revenues have lower profit margins than recycling revenues.  While we believe that our future economic results will be heavily dependent on our retail stores, we are continuing to see interest in recycling and replacement programs and are pursuing opportunities with providers of energy efficiency services.  In fiscal years 2011 and 2010, approximately 58% and 66%, respectively, of our revenues were from retail sales.  We believe that recycling and byproduct revenues will grow faster than retail revenues as we continue to add new recycling contracts and as a result of the impact of our recycling agreement with GE.

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

In the past, our business was dependent largely upon our ability to obtain new contracts and continue existing contracts for appliance recycling services with utility companies.  Contracts with these entities generally have initial terms of one to three years, with renewal options and early termination clauses.  However, some contracts are for programs that are non-recurring.  Although we have experienced an increase in the number of utility companies requesting bids for upcoming appliance recycling programs, we are still dependent on certain customers for a large portion of our revenues.  Generally, recycling revenues have a higher gross profit than retail revenues.

Three of our major utility customers, Southern California Edison Company, Ontario Power Authority and Southern California Public Power Authority, collectively accounted for approximately 17% and 13% of our total revenues for 2011 and 2010, respectively.  The loss or material reduction of business from any of these major customers could adversely affect our net revenues and profitability.  However, we believe we will continue to add new recycling contracts in 2012 and beyond.

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

The joint venture we have formed does not have a long operating history upon which it can be evaluated.

We have formed a 50/50 joint venture, ARCA Advanced Processing, LLC, to operate the initial Regional Processing Center under our contract with GE.  AAP was formed in October 2009 and commenced operations in February 2010.  AAP generated net income of $0.5 million in 2011 and incurred a net loss of $0.1 million in 2010.  AAP is subject to all of the risks associated with a new venture, including the potential for unanticipated expenses, difficulties and delays frequently encountered in connection with the start-up of new businesses, and the competitive environment in which AAP operates.  There is no assurance that AAP will be able to sustain profitable operations.  Each additional RPC that may be established in the future will also be subject to the risks associated with a new venture.

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

The volume of appliances under the contract with GE is not guaranteed, although we receive all of their recyclable appliances generated from twelve states in the Northeast and Mid-Atlantic regions of the United States.  The contract with GE is terminable on 60-day notice if a material breach occurs and is not cured.

The operations of AAP and the initial RPC will be materially dependent on the volume of appliances from GE.  However, GE has not guaranteed any specific volume of appliances under the contract.  Also, the RPC will need significant volume in addition to the volume from GE to operate successfully.  The contract with GE is for a period of six years from the first date of collection, which was March 31, 2010, of recyclable appliances from GE’s Northeast and Mid-Atlantic delivery area, but may be terminated earlier by either party if the other party is in material breach of the contract and does not cure the breach within sixty (60) days after receiving written notice from the other party.

We may need new capital to fully execute our growth strategy.

Our business involves providing comprehensive, integrated appliance recycling services and developing a chain of retail stores.  This commitment will require a significant continuing investment in capital equipment and leasehold improvements and could require additional investment in real estate.

Our total capital requirements will depend on, among the other things discussed in this annual report, the number of recycling centers and the number and size of retail stores operating during 2012.  Currently, we have twenty retail stores and eleven recycling centers, including AAP, in operation.  If our revenues are lower than anticipated, our expenses are higher than anticipated or our line of credit cannot be maintained, we will require additional capital to finance our operations.  In addition, we may need to provide additional capital to AAP to fund its operation.  Even if we are able to maintain our line of credit, we may need additional equity or other capital in the future.  Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (including the issuance of Preferred Stock) or other securities.  We cannot assure you that any additional sources of financing or new capital will be available to us, available on acceptable terms, or permitted by the terms of our current debt.  In addition, if we sell additional equity to raise funds, all outstanding shares of Common Stock will be diluted.

A decline in general economic conditions has led to reduced consumer demand for our products and had an adverse effect on our liquidity and profitability.

Since sales of our merchandise are largely dependent upon discretionary spending by our retail customers, our financial performance is sensitive to changes in overall economic conditions that affect consumer spending.  Consumer spending habits are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, gasoline prices, consumer confidence, the housing market, and consumer perception of economic conditions.  A slowdown in the United States economy and uncertainty as to the economic outlook has reduced discretionary spending and caused a shift in consumer discretionary spending to other products in recent years.  These factors may likely cause us to delay or slow our expansion plans, may result in reduced sales and could potentially result in excess inventories.  This may, in turn, lead to increased merchandise markdowns and related costs associated with higher levels of inventory that could adversely affect our liquidity and profitability.

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

On January 24, 2011, we entered with PNC Bank, National Association (“PNC”) into a Revolving Credit, Term Loan and Security Agreement (“PNC Credit Agreement”) that provides us with a $15.0 million revolving line of credit and a $2.55 million term loan.  The PNC Credit Agreement has a stated maturity date of January 24, 2014, if not renewed.  The PNC Credit Agreement is collateralized by a security interest in substantially all of our assets, and PNC is also secured by an inventory repurchase agreement with Whirlpool Corporation for Whirlpool purchases only.  We also issued a $750,000 letter of credit in favor of Whirlpool Corporation.  The PNC Credit Agreement requires, starting with the fiscal quarter ending April 2, 2011 and continuing at the end of each fiscal quarter thereafter, that we meet a minimum fixed charge coverage ratio of 1.10:1.00, measured on a trailing twelve-month basis.  The PNC Credit Agreement limits investments we can purchase, the amount of other debt we can incur and the amount we can spend on fixed assets, along with prohibiting the payment of dividends.  On March 10, 2012, borrowings of $7.9 million were outstanding under the revolving line of credit, and we had unused borrowing capacity of $5.9 million.

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

Risks Relating to Our Common Stock

The trading volumes in our Common Stock are highly variable which could adversely affect the value and liquidity of your investment in our Common Stock.

The trading volumes in our Common Stock on the NASDAQ Capital Market are highly variable.  At any given time, there may be only a limited market for any shares of Common Stock that you hold or may seek to sell.  Sales of substantial amounts of Common Stock into the public market at the same time could adversely affect the market price of our Common Stock.

Our principal shareholders own a large percentage of our voting stock, which will allow them to control substantially all matters requiring shareholder approval.

Currently, Edward R. (Jack) Cameron, Chairman and Chief Executive Officer, beneficially owns approximately 7.1% of our Common Stock.  As of March 10, 2012, our officers and directors together beneficially hold approximately 19.0% of our Common Stock.  Medallion Capital, Inc. owns approximately 8.9% of our outstanding common shares.  Perkins Capital Management, Inc. owns approximately 15.3% of our outstanding common shares.  Norman and Sandra Pessin own approximately 8.9% of our outstanding common shares.  Because of such ownership, our management and principal shareholders may be able to significantly affect our corporate decisions, including the election of the Board of Directors.

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

We currently operate 20 retail stores in the following locations:

Market	Opening Date	Retail Space (Sq. Ft.)
Minnesota	June 1998	33,000
	January 2001	24,000
	October 2001	49,000
	February 2003	33,000
	December 2004	30,000	(Also has 29,000 square feet of warehouse space)
	May 2008	23,000
	December 2008	31,000
	November 2011	24,000

Ohio	June 1997	20,000
	May 2001	32,000
	March 2002	30,000
	December 2007	30,000

Georgia	December 2003	30,000
	November 2004	30,000	(Also has 58,000 square feet of production/warehouse space)
	December 2006	46,000
	December 2008	33,000
	January 2009	25,000
	November 2009	28,000

Texas	October 2005	37,000
	September 2008	30,000

We lease all of our retail store facilities.  We generally attempt to negotiate lease terms of five to ten years for our retail stores.

We operate eleven processing and recycling centers.  One is located in the facility that we own in California.  Nine are leased facilities operated by us in Dartmouth, Nova Scotia; Oakville, Ontario; St. Louis Park, Minnesota; Hilliard, Ohio; Austin, Texas; Springfield, Illinois; Commerce City, Colorado; Kent, Washington; and Morrisville, North Carolina.  Our recycling centers typically range in size from 6,000 to 42,000 square feet.  We are also operating a processing and recycling center located in Philadelphia, Pennsylvania, through a joint venture agreement.  The joint venture, ARCA Advanced Processing, LLC leases a 52,600 square-foot facility.

We currently believe that all of the facilities we occupy are adequate for our future needs.

ITEM 3.                LEGAL PROCEEDINGS

In February 2012, various individuals commenced a class action lawsuit against Whirlpool Corporation (“Whirlpool”) and various distributors of Whirlpool products, including Sears, The Home Depot, Lowes and us, alleging certain appliances sold by Whirlpool through its distribution chain, which includes us, were improperly designated with the ENERGY STAR® qualification rating established by the U.S. Department of Energy and the Environmental Protection Agency.  The claims against us include breach of warranty claims, as well as various State Consumer Protection claims.  The amount of the claim is, as yet, undetermined.  Whirlpool has offered to fully indemnify and defend its distributors in this lawsuit including us, and is in the process of engaging defense counsel to defend itself and the distributors.  We intend to monitor Whirlpool’s defense of the claims.

In 2007, we entered into an agreement with AMTIM Capital, Inc. (“AMTIM”) to act as our representative to market our recycling services in Canada under an arrangement which pays AMTIM for revenues generated by recycling services in Canada as set forth in the agreement between the parties.  A dispute has arisen between AMTIM and us with respect to the calculation of amounts due to AMTIM pursuant the agreement.  AMTIM claims a discrepancy in the calculation of fees due to AMTIM by us of more than $600,000 as of mid-2010.  We commenced an action in the U.S. District Court for a determination of the parties’ rights under the agreement.  AMTIM started its own action, in Ontario, Canada, against us for amounts it claims it is due pursuant to the agreement.  We moved the Canadian Court for a stay of that action pending the U.S. action.  AMTIM requested the U.S. District Court to stay the U.S. action pending resolution of the Canadian Court action.  AMTIM’s motion was denied by the U.S. District Court and as a result we obtained a default judgment against AMTIM approving the manner in which we have historically calculated fees due to AMTIM.  Shortly thereafter, the Canadian Court dismissed our motion to stay the Canadian action.  We are currently pursuing an appeal of the Court’s ruling in the Canadian action, the outcome of which is uncertain.  However, we believe that the possibility of a material loss is remote.

We are party from time to time to other ordinary course disputes that we do not believe to be material.

ITEM 4.                MINE SAFETY DISCLOSURES

None.

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

	High	Low
2011
First Quarter	$4.61	$3.18
Second Quarter	4.74	3.84
Third Quarter	4.72	3.72
Fourth Quarter	6.57	4.40

2010
First Quarter	$3.50	$2.10
Second Quarter	3.90	2.69
Third Quarter	3.25	2.09
Fourth Quarter	3.83	3.02

On March 10 2012, the last reported sale price of our Common Stock on the NASDAQ Capital Market was $4.63 per share.  As of March 10, 2012, there were approximately 1,200 beneficial holders of our Common Stock.

We have not paid dividends on our Common Stock and do not presently plan to pay dividends on our Common Stock for the foreseeable future.  Our credit agreement prohibits payment of dividends.

Information concerning securities authorized for issuance under equity compensation plans is included in Part III, Item 12 of this report.

ITEM 6.                SELECTED FINANCIAL DATA

The selected financial information set forth below has been derived from our consolidated financial statements and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal years of 2011 and 2010 and “Item 8. Financial Statements and Supplementary Data.”  All data is in thousands except per common share data.  The data for 2007 has been restated to reflect the impact of the discontinued operations of our NAACO and PDN subsidiaries.

Fiscal Years	2011	2010	2009	2008	2007

Statements of Operations:
Total revenues	$126,669	$108,162	$101,269	$110,971	$99,754
Gross profit	$36,735	$32,899	$28,377	$35,610	$32,511
Operating income (loss)	$7,244	$3,069	$(2,161)	$4,035	$4,142
Income (loss) from continuing operations	$4,461	$2,009	$(3,338)	$1,864	$2,476
Net income (loss) attributable to controlling interest	$4,461	$2,009	$(3,338)	$360	$2,539

Basic income (loss) from continuing operations per common share	$0.81	$0.38	$(0.73)	$0.41	$0.56
Basic income (loss) per common share	$0.81	$0.38	$(0.73)	$0.08	$0.58
Diluted income (loss) from continuing operations per common share	$0.77	$0.37	$(0.73)	$0.41	$0.55
Diluted income (loss) per common share	$0.77	$0.37	$(0.73)	$0.08	$0.57

Basic weighted average number of common shares outstanding	5,497	5,267	4,578	4,571	4,400
Diluted weighted average number of common shares outstanding	5,821	5,491	4,578	4,612	4,475

Balance Sheet:
Working capital	$11,445	$1,331	$3,719	$5,772	$5,126
Total assets	$46,809	$39,864	$31,450	$37,415	$35,532
Long-term liabilities	$8,979	$3,841	$4,481	$5,412	$5,215
Shareholders’ equity	$15,180	$10,208	$5,643	$7,989	$7,262
Total equity	$17,380	$12,147	$5,643	$7,989	$7,262

Selected Quarterly Financial Data

The following table sets forth certain unaudited quarterly financial data for the eight quarters ended December 31, 2011.  In our opinion, the unaudited information set forth below has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth herein.  The operating results for any quarter are not indicative of results for any future period.  All data is in thousands except per common share data.

	Fiscal 2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total revenues	$29,926	$32,891	$35,857	$27,995
Gross profit	$8,989	$9,647	$10,091	$8,008
Operating income	$1,528	$2,253	$2,928	$535
Net income	$737	$2,076	$1,706	$203
Net income attributable to controlling interest	$674	$2,028	$1,756	$3

Basic income per common share	$0.12	$0.37	$0.32	$0.00
Diluted income per common share	$0.12	$0.35	$0.30	$0.00

Basic weighted average number of common shares outstanding	5,493	5,493	5,493	5,510
Diluted weighted average number of common shares outstanding	5,769	5,820	5,821	5,876

	Fiscal 2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total revenues	$27,267	$28,210	$27,338	$25,347
Gross profit	$8,036	$8,668	$8,861	$7,334
Operating income	$394	$1,063	$1,318	$294
Net income	$80	$641	$922	$305
Net income attributable to controlling interest	$102	$719	$885	$303

Basic income per common share	$0.02	$0.13	$0.16	$0.06
Diluted income per common share	$0.02	$0.13	$0.16	$0.05

Basic weighted average number of common shares outstanding	4,588	5,493	5,493	5,493
Diluted weighted average number of common shares outstanding	4,779	5,718	5,686	5,741

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

Overview

We are in the business of selling new major household appliances through a chain of Company-owned stores under the name ApplianceSmart®.  We also provide turnkey appliance recycling and replacement services for electric utilities and other sponsors of energy efficiency programs.  We operate two reportable segments: retail and recycling.  The retail segment is comprised of income generated through our ApplianceSmart stores, including a portion of our byproduct revenues from collected appliances.  Our recycling segment includes all fees charged and costs incurred for collecting, recycling and installing appliances for utilities and other customers and includes a significant portion of our byproduct revenue, which is primarily generated through the recycling of appliances.  As of December 31, 2011, we operated 20 stores.  Our 20 stores are located in convenient, high-traffic locations in Georgia, Minnesota, Ohio and Texas.  In 2011, we opened one new store in the St. Cloud, Minnesota, market.  As of December 31, 2011, we operated ten processing and recycling centers, which are located in California, Colorado, Illinois, Minnesota, North Carolina, Ohio, Pennsylvania, Texas, Washington and Ontario, Canada.  Early in 2012, we expanded our recycling business in Canada and opened a processing center in Nova Scotia.  This is our second processing center in Canada and our eleventh overall.

Our retail segment, operating under the name of ApplianceSmart, is similar to many other retailers in that it is seasonal in nature.  Historically, the fourth quarter is our weakest quarter in terms of both revenues and earnings.  We believe this is primarily because the fourth quarter includes several holidays during which consumers tend to focus less on purchasing major household appliances.  In 2011 and 2010, we enhanced our marketing to rebrand ApplianceSmart and we continue to evaluate our overall marketing and the advertising channels we use, including the internet.  In 2011, we generated comparable store revenue growth of 2.4% compared to a decline in comparable store revenues of 4.1% in 2010.

Revenues and earnings in our recycling segment are impacted by seasonal variances, with the latter part of the first quarter and both the second and third quarters generally having higher levels of revenues and earnings.  This seasonality is due primarily to our utility customers supporting more marketing and advertising during the spring and summer months.  Our customers tend to promote the recycling programs more aggressively during the warmer months because they believe more people want to clean up their garages and basements during that time of the year.  However, some customers have shifted to marketing their appliance recycling programs year-round.  In 2011, a California utility customer implemented a summer initiative to replace inefficient refrigerators with new ENERGY STAR® refrigerators.  The summer initiative resulted in replacing over 10,000 refrigerators and contributed to a 45% increase in recycling revenues during 2011.

We completed our first transaction related to the sale of carbon offsets, which were created during the first quarter of 2011 through the destruction of ozone-depleting refrigerants acquired through various recycling programs. Throughout 2011, we completed several more carbon offset transactions that resulted in $1.2 million in revenues.  We anticipate that we will be able to realize future revenues from the sale of carbon offsets, although the frequency of these transactions will vary based on volume levels and market conditions.

Along with continuing to expand our core appliance recycling business with electric utility companies, we commenced operations at ARCA Advanced Processing, LLC in February 2010.  AAP provides appliance recycling services for General Electric, acting through its GE Appliances business component.  AAP generated revenues of $11.3 million and operating income of $0.9 million in 2011.  We believe the AAP model is the future of appliance recycling and expect to open similar centers throughout the United States.  We cannot predict when these centers may open or if the appropriate volumes can be obtained to support the AAP model at future locations.

We monitor specific economic factors such as retail trends, consumer confidence, manufacturing by the major appliance companies, sales of existing homes and mortgage interest rates as key indicators of industry demand, particularly in our retail segment.  Competition in the home appliance industry is intense in the four retail markets we serve.  This includes competition not only from independent retailers, but also from such major retailers as Sears, Best Buy, The Home Depot and Lowe’s.  We also closely monitor the metals and various other scrap markets because of the type of components recovered in our recycling process.  This includes monitoring the American Metal Market and the regions throughout the U.S. where we have our recycling centers.

Fiscal Year.  We report on a 52- or 53-week fiscal year.  Our 2011 fiscal year (“2011”) ended on December 31, 2011 and included 52 weeks.  Our 2010 fiscal year (“2010”) ended on January 1, 2011 and included 52 weeks.

Subsidiaries.  ApplianceSmart, Inc., a Minnesota corporation, is a wholly-owned subsidiary that was formed through a corporate reorganization in July 2011 to hold our business of selling new major household appliances through a chain of Company-owned retail stores.  ARCA Canada Inc., a Canadian corporation, is a wholly-owned subsidiary that was formed in September 2006 to provide turnkey recycling services for electric utility energy efficiency programs.  ARCA California, Inc., a California corporation, is a wholly-owned subsidiary that was formed in November 1991 to provide turnkey recycling services for electric utility efficiency programs.  The operating results of our wholly-owned subsidiaries are consolidated in our financial statements.

Variable Interest Entity.  ARCA Advanced Processing, LLC is a joint venture that was formed in October 2009 between ARCA and 4301 Operations, LLC (“4301”) to support ARCA’s agreement, as amended, with GE.  Both ARCA and 4301 have a 50% interest in AAP.  GE sells its recyclable appliances generated from twelve states in the Northeast and Mid-Atlantic regions of the United States to ARCA, which collects, processes and recycles the appliances.  These appliances include units manufactured by GE as well as by other manufacturers.  The agreement requires that ARCA will only recycle, and will not sell for re-use or resale, the recyclable appliances purchased from GE.  AAP established a regional processing center (“RPC”) in Philadelphia, Pennsylvania, at which the recyclable appliances are processed.  The term of the agreement is for six years from the first date of appliance collection, which was March 31, 2010.  AAP commenced operations in February 2010 and has the exclusive rights to service the GE agreement as a subcontractor for ARCA.  The financial position and results of operations of AAP are consolidated in our financial statements based on our conclusion that AAP is a variable interest entity and because we have the ability to significantly influence the economic performance of the entity through our contractual agreement with GE.  During the third quarter of 2011, AAP completed the installation of its UNTHA Recycling Technology materials recovery system for refrigerators and freezers to enhance the capabilities of the RPC and as required under the GE Agreement.

Results of Operations

The following table sets forth our consolidated financial data as a percentage of total revenues for fiscal years 2011 and 2010:

	2011	2010
Revenues:
Retail	57.5%	66.2%
Recycling	26.1	21.1
Byproduct	16.4	12.7
Total revenues	100.0	100.0
Cost of revenues	71.0	69.6
Gross profit	29.0	30.4
Selling, general and administrative expenses	23.3	27.6
Operating income	5.7	2.8

Other income (expense):
Interest expense, net	(0.9)	(1.0)
Investment impairment charge	0.0	(0.2)
Other income (expense), net	0.0	0.8
Income before income taxes and noncontrolling interest	4.8	2.4
Provision for income taxes	1.1	0.6
Net income	3.7	1.8
Net (income) loss attributable to noncontrolling interest	(0.2)	0.1
Net income attributable to controlling interest	3.5%	1.9%

The following table sets forth the key results of operations by segment for fiscal years 2011 and 2010 (dollars in millions):

	2011	2010	% Change
Revenues:
Retail	$74.5	$72.8	2.3%
Recycling	52.2	35.4	47.7%
Total revenues	$126.7	$108.2	17.1%

Operating income (loss):
Retail	$(0.3)	$(0.8)	70.1%
Recycling	6.9	3.7	86.4%
Unallocated corporate costs	0.6	0.2	249.4%
Total operating income	$7.2	$3.1	136.0%

Our total revenues of $126.7 million for 2011 increased $18.5 million or 17.1% from $108.2 million in 2010.  Our operating income of $7.2 million for 2011 increased $4.1 million or 136.0% compared to $3.1 million in 2010.  The increases in revenues and operating income were driven primarily by three factors that did not occur in 2010: (1) a summer refrigerator replacement initiative from a California utility program that resulted in replacing over 10,000 refrigerators, (2) recognition of $1.2 million in carbon offset revenues that drop directly to the bottom line and (3) generating revenue and operating income growth of approximately $3.8 million and $0.9 million, respectively, at AAP.  We do not expect the summer refrigerator replacement initiative from the California utility program to reoccur in 2012.  We expect to generate carbon offset revenues in 2012 but cannot predict the amount or frequency of carbon offset sales.  We also expect continued growth at AAP in 2012 but not at the same rate as 2011.  Retail segment revenues accounted for 59% of total revenues in 2011 compared to 67% in 2010. Recycling segment revenues and retail segment revenues each include a portion of byproduct revenues.  The growth of refrigerator replacement and AAP revenues along with carbon offset revenues impacted the overall mix of revenues between the retail and recycling segments in 2011 compared to 2010.

Revenues.  Revenues for the fiscal years of 2011 and 2010 were as follows (dollars in millions):

	2011	2010	% Change
Retail	$72.8	$71.6	1.7%
Recycling	33.1	22.9	44.7%
Byproduct	20.8	13.7	51.5%
	$126.7	$108.2	17.1%

Retail Revenues.  Our retail revenues of $72.8 million for 2011 increased $1.2 million or 1.7% from $71.6 million in 2010.  Comparable store appliance revenues from ApplianceSmart stores operating during the entire fiscal years of 2011 and 2010 increased 2.4% compared to 2010.  The growth in comparable store revenues was driven by our Minnesota, Ohio and Georgia markets.  Our Texas market experienced a 10.2% decline in comparable store revenues.  We believe that the overall positive growth in our comparable store revenues signals improving economic conditions in the major household appliance market for the first time since 2008.  In November 2011, we opened an ApplianceSmart store in St. Cloud, Minnesota.  In the first half of 2012, we expect to open an additional ApplianceSmart store in Eden Prairie, Minnesota.

The table below illustrates our retail revenues by quarter for fiscal years 2011 and 2010 (dollars in millions):

	2011	2010	% Change
Quarter 1	$19.2	$21.2	(9.3)%
Quarter 2	18.4	18.6	(0.9)%
Quarter 3	18.8	16.8	11.8%
Quarter 4	16.4	15.0	9.1%
	$72.8	$71.6	1.7%

During the first quarter and a portion of the second quarter of 2011, we experienced a decrease in retail revenues as a result of the government stimulus rebates to purchase ENERGY STAR® appliances in those periods of 2010 that was not repeated in 2011.  Retail revenues in the fourth quarter of 2011 increased compared to the same period in 2010 due primarily to snowstorms in our Minnesota market and the consumer slowdown in purchasing major household appliances in 2010.

Our stores carry a wide range of innovative, new appliances as well as other affordable options such as close-outs, factory overruns, discontinued models and other special-buy appliances, including out-of-carton merchandise.  All of these appliances are new; we do not sell used appliances.

We continue to purchase the majority of our appliances from Whirlpool, GE and Electrolux.  We have no minimum purchase requirements with any of these manufacturers.  We believe purchases from these three manufacturers will provide an adequate supply of high-quality appliances for our retail stores; however, there is a risk that one or more of these sources could be curtailed or lost.

Recycling Revenues.  Our recycling revenues of $33.1 million for 2011 increased $10.2 million or 44.7% from $22.9 million in 2010.  Recycling revenues are comprised of two components: (1) appliance recycling revenues generated by collecting and recycling appliances for utilities and other sponsors of energy efficiency programs and (2) replacement program revenues generated by recycling and replacing old appliances with new energy efficient models for programs sponsored by utility companies.  Appliance recycling revenues decreased 4.4% to $18.6 million in 2011 compared to $19.4 million in 2010, due primarily to lower average per-unit recycling fees.  As a result of intense competition in the marketplace, price has become a critical factor in winning and renewing recycling contracts.  In 2011, recycling volumes were up 7.9% but the average per-unit recycling fees were down 11.4% compared to 2010.  Replacement program revenues increased 320.6% to $14.5 million in 2011 compared to $3.5 million in 2010.  The increase was primarily the result of a summer refrigerator replacement initiative from a California utility program that resulted in replacing over 10,000 refrigerators, along with the impact of a new Washington utility refrigerator replacement program.  The Company does not expect the California utility summer initiative refrigerator replacement volumes again in 2012.  We are aggressively pursuing new appliance recycling and replacement programs throughout North America but cannot predict if we will be successful in signing new contracts or renewing existing contracts.

The table below illustrates our recycling revenues by quarter for fiscal years 2011 and 2010 (dollars in millions):

	2011	2010	% Change
Quarter 1	$5.7	$4.3	33.7%
Quarter 2	9.6	6.3	52.0%
Quarter 3	11.4	6.6	73.4%
Quarter 4	6.4	5.7	11.7%
	$33.1	$22.9	44.7%

The revenue increase in the first quarter of 2011 compared to the same period of 2010 was the result of recapturing 25% of the territory under one of our major California utility recycling contracts that we did not have in the first quarter of 2010.  The revenue increases in the second and third quarters of 2011 compared to the same periods in 2010 were primarily the result of a summer refrigerator replacement initiative from a California utility program that resulted in replacing over 10,000 refrigerators.  The revenue increase in the fourth quarter of 2011 compared to the same period in 2010 was primarily the result of a new refrigerator replacement contract in 2011 with a Washington utility.

Byproduct Revenues.  Our byproduct revenues of $20.8 million for 2011 increased $7.1 million or 51.5% from $13.7 million in 2010.  The increase in byproduct revenues was primarily the result of recycling more units, carbon offset revenues and higher revenues generated at AAP.  In 2011, we recognized $1.2 million in carbon offset revenues, of which $0.4 million was generated at AAP, which did not occur in 2010.  Byproduct revenues include all of the revenues generated by AAP.  Revenues from AAP of $11.3 million increased 49.9% or $3.7 million compared to revenues of $7.6 million for 2010.  The remainder of the increase was related to the combination of higher per-unit byproduct material prices and more byproduct materials recaptured from recycling more units in 2011 compared to 2010.  In 2011, the average per-unit price of recaptured byproduct materials at ARCA increased to $35.10 per unit compared to $29.13 per unit in 2010.  We cannot predict byproduct material prices, but do not expect significant fluctuations in 2012 as compared to 2011 levels.

The table below illustrates our byproduct revenues by quarter for fiscal years 2011 and 2010 (dollars in millions):

	2011	2010	% Change
Quarter 1	$5.0	$1.8	117.4%
Quarter 2	4.9	3.3	46.8%
Quarter 3	5.7	4.0	43.2%
Quarter 4	5.2	4.6	13.2%
	$20.8	$13.7	51.5%

Gross Profit.  Our gross profit of $36.7 million in 2011 increased $3.8 million or 11.7% compared to $32.9 million in 2010.  Gross profit as a percentage of total revenues decreased to 29.0% in 2011 compared to 30.4% in 2010.  Gross profit for the retail segment decreased to 27.2% in 2011 compared to 28.6% in 2010.  The year-over-year decrease was due primarily to a shift in sales mix and to a lesser extent price compression and higher product costs.  In 2011, our product sales consisted of 58% new (in-the-box) product compared to 54% new (in-the-box) product in 2010.  New (in-the-box) product typically has lower profit margins than special buy (out-of-the-box) product.  Our recycling segment gross profit decreased to 31.6% in 2011 compared to 34.2% in 2010, driven primarily by lower average per-unit recycling fees and a higher mix of replacement revenues that typically generate lower profit margins.

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

4.              The volume and price of byproduct materials.

5.              The volume and price of carbon offset sales created by the destruction of ozone-depleting refrigerants.

Unless we can significantly increase our appliance purchasing and sales volume, resulting in higher-level rebates, or significantly change our sales mix, we believe our retail gross profit percentages in 2012 will be consistent with 2011.  We do not expect our recycling gross profit percentages to change significantly in 2012 as compared to 2011.

Selling, General and Administrative Expenses.  Our selling, general and administrative (“SG&A”) expenses of $29.5 million for 2011 decreased $0.3 million or 1.1% compared to $29.8 million in 2010.  Our SG&A expenses as a percentage of total revenues decreased to 23.3% in 2011 compared to 27.6% in 2010.  Selling expenses decreased $0.8 million to $18.6 million in 2011 compared to $19.4 million in 2010.  The decrease in selling expenses was due primarily to reducing advertising expense to promote our ApplianceSmart stores.  General and administrative expenses increased $0.5 million to $10.9 million in 2011 compared to $10.4 million in 2010.  The increase in general and administrative expenses was due primarily to higher operating expenses at AAP along with the impact of restoring employee compensation reductions that were still in place during 2010.  We do not expect a significant change in our SG&A expenses in 2012 as a percentage of total revenues compared to 2011.

Interest Expense.  Our interest expense increased $0.1 million to $1.1 million for 2011 compared to $1.0 million for 2010.  The increase was due primarily to two factors: (1) the amortization of $0.2 million of non-cash interest expense related to deferred financing costs from the PNC and Susquehanna Bank financings and (2) the inclusion of interest payments related to AAP’s debt.  The increase was partially offset by having a lower weighted average interest rate and balance on our line of credit.  We cannot predict our 2012 line of credit borrowings or what will happen with interest rates on our revolving line of credit in 2012.

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

Provision for Income Taxes.  We recorded a $1.4 million provision for income taxes for 2011 compared to $0.7 million for 2010.  At January 1, 2011, we recorded a full valuation allowance against our U.S. net deferred tax assets due to the uncertainty of their realization.  We regularly evaluate both positive and negative evidence related to retaining a valuation allowance against our deferred tax assets that are more-likely-than-not unable to be realized in future periods.  The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  During the second quarter of 2011, we concluded, based on the assessment of all available evidence, including previous three-year cumulative income before infrequent and unusual items, a history of generating income before taxes for six consecutive quarters and estimates of future profitability, that it is more-likely-than-not that we will be able to realize a portion of our deferred tax assets in the future and recorded a $0.9 million non-cash reversal of our deferred tax asset valuation allowance.  As a result of generating taxable income for 2011, we recorded a provision for income taxes of $2.3 million.  The provision for income taxes was partially offset by recording the $0.9 million discrete item related to the reversal of a portion of our deferred tax asset valuation allowance during the second quarter of 2011.  During 2011, we recognized $0.1 million related to windfall tax benefits from share-based compensation, which were recorded to Common Stock on the consolidated balance sheets.  Our provision for income taxes in 2010 of $0.7 million was primarily the result of generating taxable income in our Canadian subsidiary.  We did not record a provision for or benefit from income taxes for our U.S. subsidiaries in 2010 due to the available net operating losses which offset taxable income and the full valuation allowance against our U.S. net deferred tax assets due to the uncertainty of their realization at that time.

Noncontrolling Interest.  Noncontrolling interest represents 4301’s share of AAP’s net (income) loss.  Under the AAP joint venture agreement, ARCA and 4301 each have a 50% interest in AAP.  AAP reported net income of $522,000 for 2011, of which $261,000 represented the income attributable to noncontrolling interest.  AAP reported a net loss of $122,000 for 2010, of which $61,000 represented the loss attributable to noncontrolling interest.

Liquidity and Capital Resources

Summary.  Cash and cash equivalents as of December 31, 2011 were $4.4 million compared to $3.1 million as of January 1, 2011.  Working capital, the excess of current assets over current liabilities, increased to $11.4 million as of December 31, 2011 compared to $1.3 million as of January 1, 2011.  The improvement in working capital was related primarily to four factors: 1) paying off several of AAP’s short-term loans with the $4.75 million in proceeds from three Susquehanna Bank term loans, which mature over ten years, 2) a higher level of accounts receivable and retail inventories, 3) prepayments made on our January 2012 leases and 4) cash generated from operations as a result of the overall improvement in operating results for 2011.  The current portion of our long-term borrowings decreased $2.8 million to $11.7 million as of December 31, 2011 compared to $14.5 million as of January 2, 2010.  The decrease was related primarily to paying off several of AAP’s short-term notes described above.  In April 2010, we completed a private placement of 915,000 shares of Common Stock at $2.00 per share, resulting in net proceeds of $1.7 million.  The net proceeds were used to capitalize and support AAP.

The following table summarizes our cash flows for the fiscal years ended December 31, 2011 and January 1, 2011 (in millions):

	2011	2010
Total cash and cash equivalents provided by (used in):
Operating activities	$1.4	$3.5
Investing activities	(1.1)	(5.6)
Financing activities	1.1	2.3
Effect of exchange rates on cash and cash equivalents	(0.1)	0.1
Increase in cash and cash equivalents	$1.3	$0.3

Operating Activities.  Our net cash provided by operating activities was $1.4 million in 2011 compared to $3.5 million in 2010.  The decrease in net cash provided by operating activities for the year ended December 31, 2011 was related primarily to increases in cash used for accounts receivable and appliance inventories.

Investing Activities.  Our net cash used in investing activities was $1.1 million in 2011 compared to $5.6 million in 2010.  Net cash used in investing activities for the year ended December 31, 2011 was related primarily to capital expenditures needed to complete the installation of AAP’s URT materials recovery system in Philadelphia, Pennsylvania, that began in 2010.  The net cash used in investing activities in 2011 was partially offset by the release of a $0.7 million deposit required by our credit card processor in 2009.  Net cash used in investing activities for the year ended January 1, 2011 was primarily related to the purchase of AAP’s URT materials recovery system.

Financing Activities.  Our net cash provided by financing activities was $1.1 million in 2011 compared to $2.3 million in 2010.  Net cash provided by financing activities for the year ended December 31, 2011 was related primarily to $9.4 million in proceeds from issuance of debt offset by the payment of $8.3 million on our borrowings.  Net cash provided by financing activities for the year ended January 1, 2011 was related primarily to $1.7 million in proceeds from the issuance of Common Stock and $3.8 million in proceeds from the issuance of debt by AAP, which was partially offset by a $2.3 million reduction in our revolving line of credit balance and $0.9 million in payments on our long-term borrowings.

Sources of Liquidity.  Our principal sources of liquidity are cash from operations and borrowings under our revolving line of credit.  Our principal liquidity requirements consist of long-term debt obligations, capital expenditures and working capital.  We believe, based on the anticipated sales per retail store, the anticipated revenues from our recycling contracts and our anticipated gross profit, that our cash balance, anticipated funds generated from operations and our revolving line of credit will be sufficient to finance our operations, long-term debt obligations and capital expenditures through at least December 2012.  Our total capital requirements for 2012 will depend upon, among other things as discussed below, the number and size of retail stores operating during the fiscal year, the recycling volumes generated from recycling contracts in 2012 and our needs related to AAP.  Currently, we have 20 retail stores and 11 recycling centers, including AAP, in operation.  We may need additional capital to finance our operations if our revenues are lower than anticipated, our expenses are higher than anticipated or we pursue new opportunities.  Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (Common or Preferred Stock) or other financing opportunities.  There can be no assurance that such additional sources of financing will be available on terms satisfactory to us or permitted by our credit agreement.

Outstanding Indebtedness.  On January 24, 2011, we entered into a Revolving Credit, Term Loan and Security Agreement (“Revolving Credit Agreement”) with PNC Bank, National Association (“PNC”) that provides us with a $15.0 million revolving line of credit and a $2.55 million Term Loan.  The Term Loan is described later in this section.  The Revolving Credit Agreement has a stated maturity date of January 24, 2014, if not renewed.  The Revolving Credit Agreement is collateralized by a security interest in substantially all of our assets, and PNC is also secured by an inventory repurchase agreement with Whirlpool Corporation for Whirlpool purchases only.  We also issued a $750,000 letter of credit in favor of Whirlpool Corporation.  The interest rate on the revolving line of credit is PNC Base Rate plus 1.75%, or 1-, 2- or 3-month PNC LIBOR Rate plus 2.75%.  The PNC Base Rate shall mean, for any day, a fluctuating per annum rate of interest equal to the highest of (i) the interest rate per annum announced from time to time by PNC at its prime rate, (ii) the Federal Funds Open Rate plus ½ of 1%, and (iii) the one month LIBOR rate plus 100 basis points (1%).  As of December 31, 2011, the outstanding balance under the Revolving Credit Agreement was $10.7 million with a weighted average interest rate of 3.72%, which included both PNC LIBOR Rate and PNC Base Rate loans.  The amount of revolving borrowings under the Revolving Credit Agreement is based on a formula using accounts receivable and inventories.  We may not have access to the full $15.0 million revolving line of credit due to the formula using accounts receivable and inventories, the amount of the letter of credit issued in favor of Whirlpool Corporation and the amount of outstanding loans between PNC and our AAP joint venture.  As of December 31, 2011, our available borrowing capacity under the Revolving Credit Agreement was $3.5 million.  The Revolving Credit Agreement requires, starting with the fiscal quarter ending April 2, 2011 and continuing at the end of each quarter thereafter, that we meet a minimum fixed charge coverage ratio of 1.10 to 1.00, measured on a trailing twelve-month basis.  The fixed charge coverage ratio for the fiscal year ended December 31, 2011 was 10.10 to 1.00.  The Revolving Credit Agreement limits investments we can purchase, the amount of other debt and leases we can incur, the amount of loans we can issue to our affiliates and the amount we can spend on fixed assets along with prohibiting the payment of dividends.  As of December 31, 2011, we were in compliance with all the covenants of the Revolving Credit Agreement.

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

On January 24, 2011, we entered into a $2.55 million Term Loan (“Term Loan”) with PNC Bank to refinance the existing mortgage on our California facility.  The Term Loan is payable as follows, subject to acceleration upon the occurrence of an event of default or termination of the Revolving Credit Agreement: 119 consecutive monthly principal payments of $21,250 plus interest commencing on February 1, 2011 and continuing on the first day of each month thereafter followed by a 120th payment of all unpaid principal, interest and fees on February 1, 2021.  The Term Loan is collateralized with our California facility located in Compton, California. The Term Loan bears interest at PNC Base Rate plus 2.25%, or 1-, 2- or 3-month PNC LIBOR Rate plus 3.25%.  As of December 31, 2011, the interest rate was 5.50%, based on the PNC Base Rate of 3.25% plus 2.25%.  In connection with the $2.55 million Term Loan, we repaid our existing 6.85% mortgage of $1.5 million that resulted in $1.0 million of additional borrowings under our Revolving Credit Agreement described above.

On March 10, 2011, ARCA Advanced Processing, LLC entered into three separate commercial term loans (“Term Loans”) with Susquehanna Bank, pursuant to the guidelines of the U.S. Small Business Administration 7(a) Loan Program.  The total amount of the Term Loans is $4.75 million, split into three separate loans for $2.10 million; $1.40 million; and $1.25 million.  AAP repaid $3.78 million of short-term debt and repaid $0.44 million to ARCA for loans that were eliminated in the consolidated financial statements. The Term Loans mature in ten years and bear an interest rate of Prime plus 2.75%.  As of December 31, 2011, the interest rate was 6.00%.  The total monthly interest and principal payments are $53,700 and began on

July 1, 2011.  AAP paid interest only between March 10, 2011 and June 30, 2011.  We are a guarantor of the Term Loans along with 4301 Operations, LLC and its owners.

On December 13, 2010, we guaranteed a 3.00% note, due February 2011, of $0.3 million between Central Bank and AAP.  The guarantee was provided by pledging $0.3 million of our cash balance at Central Bank until the loan was repaid by AAP.  In connection with the Term Loans AAP entered into with Susquehanna Bank, the $0.3 million loan from Central Bank was repaid by AAP.

The following table summarizes our borrowings as of December 31, 2011 and January 1, 2011 (in millions):

	December 31,	January 1,
	2011	2011
Line of credit	$10.7	$10.1
PNC term loan	2.3	—
Mortgage	—	1.5
Susquehanna bank term loans (1)	4.5	—
Other financing obligations and loans (1)	1.1	4.7
Capital leases and other financing obligations	0.3	0.7
	18.9	17.0
Less: current portion of debt	11.7	14.5
	$7.2	$2.5

(1) Represents notes from consolidating AAP.

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

The following table represents our contractual obligations (excluding interest), including AAP, as of December 31, 2011 (in millions):

Contractual Obligations	Total	Less Than One Year	1-3 Years	3-5 Years	More Than Five Years
PNC line of credit	$10.7	$10.7	$—	$—	$—
PNC term loan	2.3	0.3	0.5	0.5	1.0
Long-term debt obligations	5.4	0.5	1.2	1.0	2.7
Capital lease and other financing obligations	0.5	0.2	0.2	0.1	—
Operating lease obligations (1)	23.2	5.4	8.9	5.1	3.8
Total	$42.1	$17.1	$10.8	$6.7	$7.5

(1) Operating leases do not include payments to landlords covering real estate taxes and common area maintenance.

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

Goodwill.  We test goodwill annually for impairment.  In assessing the recoverability of goodwill, market values and projections regarding estimated future cash flows and other factors are used to determine the fair value of the respective assets.  If these estimates or related projections change in the future, we may be required to record impairment charges for these assets.  We allocate goodwill to our two reporting segments, retail and recycling.  We compare the fair value of each reporting segment to its carrying amount on an annual basis to determine if there is potential goodwill impairment.  If the fair value of a reporting segment is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value of its goodwill.  To determine the fair value of our reporting segments, we generally use a present value technique (discounted cash flow) corroborated by market multiples when available and as appropriate.  The factor most sensitive to change with respect to the discounted cash flow analyses is the estimated future cash flows of each reporting segment which is, in turn, sensitive to the estimates of future revenue growth and margins for these businesses.  If actual revenue growth and/or margins are lower than expectations, the impairment test results could differ.  Fair values for goodwill are determined based on discounted cash flows, market multiples or appraised values as appropriate.  We did not have any impairment charges to our goodwill for fiscal years 2011 and 2010.

Revenue Recognition.  We recognize revenue from appliance sales in the period the consumer purchases and pays for the appliance, net of an allowance for estimated returns.  We recognize revenue from appliance recycling when we collect and process a unit.  We recognize byproduct revenue upon shipment.  We recognize revenue on extended warranties with retained service obligations on a straight-line basis over the period of the warranty.  On extended warranty arrangements that we sell but others service for a fixed portion of the warranty sales price, we recognize revenue for the net amount retained at the time of sale of the extended warranty to the consumer.  As a result of our recycling processes, we are able to produce carbon offsets from the destruction of ozone-depleting refrigerants.  We record revenue from the sale of carbon offsets in the period when the following requirements have all been met: (i) there is persuasive evidence of an arrangement, (ii) the sales price is fixed or determinable, (iii) title, ownership and risk of loss associated with the credits have been transferred to the customer, and (iv) collectability is reasonably assured.  We include shipping and handling charges to customers in revenue, which is recognized in the period the consumer purchases and pays for delivery.  Shipping and handling costs that we incur are included in cost of revenues.  The application of our revenue recognition policy does not involve significant uncertainties and is not subject to accounting estimates or assumptions having significant sensitivity to change.

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

Income Taxes.  We account for income taxes under the liability method.  Deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years.  Deferred tax assets are recognized for deductible temporary differences and tax operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled.  We assess the likelihood that our deferred tax assets will be recovered from future taxable income and record a valuation allowance to reduce our deferred tax assets to the amounts we believe to be realizable.  At January 1, 2011, we concluded that a full valuation allowance against our U.S. deferred tax assets was appropriate.  During the second quarter of 2011, we concluded, based on the assessment of all available evidence, including previous three-year cumulative income before infrequent and unusual items, a history of generating income before taxes for six consecutive quarters and estimates of future profitability, that it was more-likely-than-not that we will be able to realize a portion of our deferred tax assets in the future and recorded a $0.9 million non-cash reversal of our deferred tax asset valuation allowance.

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

Presentation of Comprehensive Income

In June 2011, the FASB issued an Accounting Standards Update (“ASU”) related to the presentation of comprehensive income.  This ASU amends the FASB Accounting Standards Codification (“Codification”) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity.  The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  This ASU is effective for fiscal years beginning after December 15, 2011.  We elected to early adopt this ASU in the second quarter of 2011 and the adoption did not have a material effect on our results of operations, financial position or cash flows.

Testing for Goodwill Impairment

In September 2011, the FASB issued an ASU that permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  This ASU is effective for fiscal years beginning after December 15, 2011.  We do not expect the adoption of this ASU to have a significant impact on our consolidated results of operations, financial position or cash flows.

Forward-Looking Statements

Statements contained in this annual report regarding our future operations, performance and results, and anticipated liquidity discussed herein are forward-looking and, therefore, are subject to certain risks and uncertainties, including, but not limited to, those discussed herein.  Any forward-looking information regarding our operations will be affected primarily by the speed at which individual retail stores reach profitability, the volume of appliance retail sales, the strength of energy conservation recycling programs and volume and associated profits of appliances recycled at AAP.  Any forward-looking information will also be affected by our continued ability to purchase product from our suppliers at acceptable prices, the ability of individual retail stores to meet planned revenue levels, the rate of growth in the number of retail stores, costs and expenses being realized at higher than expected levels, our ability to secure an adequate supply of special-buy appliances for resale, the ability to secure appliance recycling contracts with sponsors of energy efficiency programs, the ability of customers to supply units under their recycling contracts with us, and the continued availability of our line of credit.

ITEM 7A.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk and Impact of Inflation

Interest Rate Risk.  We do not believe there is any significant risk related to interest rate fluctuations on our long-term fixed-rate debt.  There is interest rate risk on the revolving line of credit, PNC term loan and Susquehanna term loans, since our interest rate floats with prime and LIBOR.  The outstanding balance on our floating rate debt as of December 31, 2011 was approximately $17.5 million.  Based on average floating rate borrowings of $17.5 million, a hypothetical 100 basis point change in the applicable interest rate would have caused our interest expense to change by approximately $0.2 million for the fiscal year ended December 31, 2011.

Foreign Currency Exchange Rate Risk.  We currently generate revenues in Canada.  The reporting currency for our consolidated financial statements is U.S. dollars.  It is not possible to determine the exact impact of foreign currency exchange rate changes; however, the effect on reported revenue and net earnings can be estimated.  We estimate that the overall strength of the U.S. dollar against the Canadian dollar had an immaterial impact on the revenues and net income for the fiscal year ended December 31, 2011.  We do not currently hedge foreign currency fluctuations and do not intend to do so for the foreseeable future.

We do not hold any derivative financial instruments; nor do we hold any securities for trading or speculative purposes.

Also, we believe declines in the housing and credit markets could continue to adversely affect buying habits of our retail segment customers in 2012.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Selected Quarterly Financial Data is presented in Part II, Item 6 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

Appliance Recycling Centers of America, Inc. and Subsidiaries

Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Appliance Recycling Centers of America, Inc. and Subsidiaries (the Company) as of December 31, 2011 and January 1, 2011, and the related consolidated statements of comprehensive income, shareholders’ equity and cash flows for the fiscal years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Appliance Recycling Centers of America, Inc. and Subsidiaries as of December 31, 2011 and January 1, 2011 and the results of their operations and cash flows for the fiscal years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, MN
March 15, 2012

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	December 31, 2011	January 1, 2011
ASSETS
Current assets:
Cash and cash equivalents	$4,401	$3,065
Accounts receivable, net of allowance of $18 and $44, respectively	7,445	5,030
Inventories, net of reserves of $85 and $286, respectively	18,456	16,593
Other current assets	1,420	519
Deferred income taxes	173	—
Total current assets	31,895	25,207
Property and equipment, net	12,535	11,747
Restricted cash	—	701
Goodwill	1,120	1,120
Other assets	1,232	1,060
Deferred income taxes	27	29
Total assets (a)	$46,809	$39,864

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,323	$4,468
Checks issued in excess of bank balance	—	42
Accrued expenses	4,453	4,771
Line of credit	10,685	10,139
Current maturities of long-term obligations	989	4,396
Income taxes payable	—	60
Total current liabilities	20,450	23,876
Long-term obligations, less current maturities	7,251	2,501
Deferred gain, net of current portion	853	1,340
Deferred income tax liabilities	875	—
Total liabilities (a)	29,429	27,717

Commitments and contingencies	—	—

Shareholders’ equity:
Common Stock, no par value; 10,000 shares authorized; issued and outstanding: 5,527 shares and 5,493 shares, respectively	20,338	19,740
Accumulated deficit	(4,797)	(9,258)
Accumulated other comprehensive loss	(361)	(274)
Total shareholders’ equity	15,180	10,208
Noncontrolling interest	2,200	1,939
	17,380	12,147
Total liabilities and shareholders’ equity	$46,809	$39,864

(a) Assets of ARCA Advanced Processing, LLC (AAP), the consolidated variable interest entity (VIE), that can only be used to settle obligations of AAP were $11,771 and $10,207 as of December 31, 2011 and January 1, 2011, respectively.  Liabilities of AAP for which creditors do not have recourse to the general credit of Appliance Recycling Centers of America, Inc. were $2,186 and $3,774 as of December 31, 2011 and January 1, 2011, respectively.

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands, Except Per Share Amounts)

	For the fiscal year ended
	December 31,	January 1,
	2011	2011
Revenues:
Retail	$72,773	$71,557
Recycling	33,062	22,856
Byproduct	20,834	13,749
Total revenues	126,669	108,162
Cost of revenues	89,934	75,263
Gross profit	36,735	32,899
Selling, general and administrative expenses	29,491	29,830
Operating income	7,244	3,069

Other income (expense):
Interest expense, net	(1,133)	(1,046)
Investment impairment charge	—	(266)
Other income (expense), net	(22)	881
Income before provision for income taxes and noncontrolling interest	6,089	2,638
Provision for income taxes	1,367	690
Net income	4,722	1,948
Net (income) loss attributable to noncontrolling interest	(261)	61
Net income attributable to controlling interest	$4,461	$2,009

Income per common share:
Basic	$0.81	$0.38
Diluted	$0.77	$0.37

Weighted average common shares outstanding:
Basic	5,497	5,267
Diluted	5,821	5,491

Net income	$4,722	$1,948
Other comprehensive income (loss), net of tax:
Effect of foreign currency translation adjustments	(87)	94
Total other comprehensive income (loss), net of tax	(87)	94
Comprehensive income	4,635	2,042
Comprehensive (income) loss attributable to noncontrolling interest	(261)	61
Comprehensive income attributable to controlling interest	$4,374	$2,103

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands)

			Accumulated
			Other
	Common Stock		Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Income (Loss)	Deficit	Interest	Total
Balance at January 2, 2010	4,578	$17,278	$(368)	$(11,267)	$—	$5,643
Net income (loss)	—	—	—	2,009	(61)	1,948
Other comprehensive income, net of tax	—	—	94	—	—	94
Issuance of Common Stock	915	1,721	—	—	—	1,721
Share-based compensation	—	462	—	—	—	462
Excess tax benefits related to share-based compensation	—	279	—	—	—	279
Consolidation of variable interest entity	—	—	—	—	2,000	2,000
Balance at January 1, 2011	5,493	19,740	(274)	(9,258)	1,939	12,147
Net income	—	—	—	4,461	261	4,722
Other comprehensive loss, net of tax	—	—	(87)	—	—	(87)
Issuance of Common Stock	34	117	—	—	—	117
Share-based compensation	—	428	—	—	—	428
Excess tax benefits related to share-based compensation	—	53	—	—	—	53
Balance at December 31, 2011	5,527	$20,338	$(361)	$(4,797)	$2,200	$17,380

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	For the fiscal year ended
	December 31,	January 1,
	2011	2011
Operating activities
Net income	$4,722	$1,948
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	1,303	1,402
Amortization of deferred gain	(487)	(487)
Amortization of deferred financing costs	193	—
Share-based compensation	428	462
Investment impairment charge	—	266
Reversal of deferred income tax valuation allowance	(917)	—
Deferred income taxes	1,621	(43)
Excess tax benefits from share-based compensation	(53)	(279)
Other	(4)	(3)
Changes in assets and liabilities:
Accounts receivable	(2,417)	(794)
Inventories	(1,863)	192
Other current assets	(896)	421
Other assets	224	(675)
Accounts payable and accrued expenses	(471)	911
Income taxes payable	(7)	154
Net cash flows provided by operating activities	1,376	3,475

Investing activities
Purchase of property and equipment	(1,757)	(5,627)
Decrease (increase) in restricted cash	701	(1)
Proceeds from sale of property and equipment	11	35
Net cash flows used in investing activities	(1,045)	(5,593)

Financing activities
Checks issued in excess of cash in bank	(42)	(368)
Net borrowings (payments) under line of credit	546	(2,280)
Payments on debt obligations	(8,315)	(860)
Proceeds from issuance of debt obligations	9,400	3,805
Payment of deferred financing costs	(669)	—
Proceeds from issuance of Common Stock, net of fees	117	1,721
Excess tax benefits related to share-based compensation	53	279
Net cash flows provided by financing activities	1,090	2,297

Effect of changes in exchange rate on cash and cash equivalents	(85)	87

Increase in cash and cash equivalents	1,336	266
Cash and cash equivalents at beginning of period	3,065	2,799
Cash and cash equivalents at end of period	$4,401	$3,065

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In Thousands)

	For the fiscal year ended
	December 31,	January 1,
	2011	2011
Supplemental disclosures of cash flow information
Cash payments for interest	$931	$1,034
Cash payments for income taxes, net	$1,055	$580

Non-cash investing and financing activities
Loan receivable exchanged for equity in AAP	$—	$475
Equipment acquired under financing obligations and capital leases	$253	$241

Consolidation of variable interest entity:
Fair value of assets acquired	$—	$5,766
Assumed liabilities	$—	$1,766

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

ApplianceSmart, Inc., a Minnesota corporation, is a wholly-owned subsidiary that was formed through a corporate reorganization in July 2011 to hold our business of selling new major household appliances through a chain of Company-owned retail stores.  ARCA Canada Inc., a Canadian corporation, is a wholly-owned subsidiary that was formed in September 2006 to provide turnkey recycling services for electric utility energy efficiency programs.  ARCA California, Inc., a California corporation, is a wholly-owned subsidiary that was formed in November 1991 to provide turnkey recycling services for electric utility efficiency programs.  The operating results of our wholly-owned subsidiaries are consolidated in our financial statements.

ARCA Advanced Processing, LLC (“AAP”) is a joint venture that was formed in October 2009 between ARCA and 4301 Operations, LLC (“4301”) to support ARCA’s agreement, as amended, with General Electric (“GE”) acting through its GE Appliances business component.  Both ARCA and 4301 have a 50% interest in AAP.  GE sells its recyclable appliances generated from twelve states in the Northeast and Mid-Atlantic regions of the United States to ARCA, which collects, processes and recycles the appliances.  These appliances include units manufactured by GE as well as by other manufacturers.  The agreement requires that ARCA will only recycle, and will not sell for re-use or resale, the recyclable appliances purchased from GE.  AAP established a regional processing center in Philadelphia, Pennsylvania, at which the recyclable appliances are processed.  The term of the agreement is for six years from the first date of appliance collection, which was March 31, 2010.  AAP commenced operations in February 2010 and has the exclusive rights to service the GE agreement as a subcontractor for ARCA.  The financial position and results of operations of AAP are consolidated in our financial statements based on our conclusion that AAP is a variable interest entity and because we have the ability to significantly influence the economic performance of the entity through our contractual agreement with GE.

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

Fiscal year:  We report on a 52- or 53-week fiscal year.  Our 2011 fiscal year (“2011”) ended on December 31, 2011 and included 52 weeks.  Our 2010 fiscal year (“2010”) ended on January 1, 2011 and included 52 weeks.

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

Presentation of Comprehensive Income

In June 2011, the FASB issued an Accounting Standards Update (“ASU”) related to the presentation of comprehensive income.  This ASU amends the FASB Accounting Standards Codification (“Codification”) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity.  The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  This ASU is effective for fiscal years beginning after December 15, 2011.  We elected to early adopt this ASU in the second quarter of 2011 and the adoption did not have a material effect on our results of operations, financial position or cash flows.

Testing for Goodwill Impairment

In September 2011, the FASB issued an ASU that permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  This ASU is effective for fiscal years beginning after December 15, 2011.  We do not expect the adoption of this ASU to have a material impact on our consolidated results of operations, financial position or cash flows.

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

Trade receivables:  We carry unsecured trade receivables at the original invoice amount less an estimate made for doubtful accounts based on a monthly review of all outstanding amounts.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions.  We write off trade receivables when we deem them uncollectible.  We record recoveries of trade receivables previously written off when we receive them.  We consider a trade receivable to be past due if any portion of the receivable balance is outstanding for more than ninety days.  We do not charge interest on past due receivables.  Our management considers the allowance for doubtful accounts of $18 and $44 to be adequate to cover any exposure to loss as of December 31, 2011 and January 1, 2011, respectively.

Inventories:  Inventories, consisting principally of appliances, are stated at the lower of cost, determined on a specific identification basis, or market and consist of the following as of December 31, 2011 and January 1, 2011:

	December 31, 2011	January 1, 2011
Appliances held for resale	$18,291	$16,785
Processed metals to be sold from recycled appliances	250	94
Less provision for inventory obsolescence	(85)	(286)
	$18,456	$16,593

We provide estimated provisions for the obsolescence of our appliance inventories, including adjustments to market, based on various factors, including the age of such inventory and our management’s assessment of the need for such provisions.  We look at historical inventory agings and margin analysis in determining our provision estimate.

Property and equipment: Property and equipment are stated at cost. We compute depreciation using straight-line and modified units of production methods over the following estimated useful lives:

Years
Buildings and improvements	18-30
Equipment (including computer software)	3-15

We amortize leasehold improvements on a straight-line basis over the shorter of their estimated useful lives or the underlying lease term.  Repair and maintenance costs are charged to operations as incurred.

Property and equipment consists of the following as of December 31, 2011 and January 1, 2011:

	December 31, 2011	January 1, 2011
Land	$1,140	$1,140
Buildings and improvements	3,303	3,104
Equipment (including computer software)	19,472	12,529
Projects under construction	35	5,220
	23,950	21,993
Less accumulated depreciation and amortization	(11,415)	(10,246)
	$12,535	$11,747

On February 8, 2010, we included property and equipment of $3,123 as a result of consolidating AAP in our financial statements, as described in Note 6.  During the third quarter of 2011, AAP completed the installation of its UNTHA Recycling Technology materials recovery system and $6,213 was moved from projects under construction to equipment.

Depreciation and amortization expense:  Depreciation and amortization expense related to buildings and equipment from our recycling centers is presented in cost of revenues, and depreciation and amortization expense related to buildings and equipment from our ApplianceSmart stores and corporate assets, such as furniture and computers, is presented in selling, general and administrative expenses in the consolidated statements of comprehensive income.  Depreciation and amortization expense was $1,223 and $1,342 for fiscal years 2011 and 2010, respectively.  Depreciation and amortization included in cost of revenues was $507 and $478 for fiscal years 2011 and 2010, respectively.

Software development costs:  We capitalize software developed for internal use and are amortizing such costs over their estimated useful lives of three years.  Costs capitalized were $191 and $107 for fiscal years 2011 and 2010, respectively.  Amortization expense on software development costs was $217 and $268 for fiscal years 2011 and 2010, respectively.  Estimated amortization expenses are $122, $80 and $33 for fiscal years 2012, 2013 and 2014, respectively.

Impairment of long-lived assets:  We evaluate long-lived assets such as property and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.  We assess impairment based on the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition.  Should the sum of the expected future net cash flows be less than the carrying value, we recognize an impairment loss at that time.  We measure an impairment loss by comparing the amount by which the carrying value exceeds the fair value (estimated discounted future cash flows or appraisal of assets) of the long-lived assets.  We recognized no impairment charges during fiscal years 2011 and 2010.

Restricted cash:  Restricted cash consisted of a reserve account required by our bankcard processor to cover chargebacks, adjustments, fees and other charges that may be due from us.  On January 4, 2011, our bankcard processor released $352 of our reserve.  During the second quarter of 2011, our bankcard processor released the remaining $349 of our reserve.

Goodwill:  We test goodwill annually for impairment.  In assessing the recoverability of goodwill, market values and projections regarding estimated future cash flows and other factors are used to determine the fair value of the respective assets.  If these estimates or related projections change in the future, we may be required to record impairment charges for these assets.  We allocate goodwill to our two reporting segments, retail and recycling.  We compare the fair value of each reporting segment to its carrying amount on an annual basis to determine if there is potential goodwill impairment.  If the fair value of a reporting segment is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value of its goodwill.  To determine the fair value of our reporting segments, we generally use a present value technique (discounted cash flow) corroborated by market multiples when available and as appropriate.  The factor most sensitive to change with respect to the discounted cash flow analyses is the estimated future cash flows of each reporting segment which is, in turn, sensitive to the estimates of future revenue growth and margins for these businesses.  If actual revenue growth and/or margins are lower than expectations, the impairment test results could differ.  Fair values for goodwill are determined based on discounted cash flows, market multiples or appraised values as appropriate.  We did not have any impairment charges to our goodwill for fiscal years 2011 and 2010.

The changes in the carrying amount of goodwill from January 2, 2010 until December 31, 2011 are as follows:

Recycling Segment
Balance as of January 2, 2010	$38
Goodwill acquired during the year	1,082
Impairment charge	—
Balance as of January 1, 2011	1,120
Impairment charge	—
Balance as of December 31, 2011	$1,120

Accounting for leases:  We conduct the majority of our retail and recycling operations from leased facilities.  The majority of our leases require payment of real estate taxes, insurance and common area maintenance in addition to rent.  The terms of our lease agreements typically range from five to ten years.  Most of the leases contain renewal and escalation clauses, and certain store leases require contingent rents based on factors such as revenue.  For leases that contain predetermined fixed escalations of the minimum rent, we recognize the related rent expense on a straight-line basis from the date we take possession of the property to the end of the initial lease term.  We record any difference between straight-line rent amounts and amounts payable under the leases as part of accrued rent in accrued expenses.  Cash or lease incentives (tenant allowances) received upon entering into certain store leases are recognized on a straight-line basis as a reduction to rent from the date we take possession of the property through the end of the initial lease term.

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

Changes in our warranty accrual for the fiscal years ended December 31, 2011 and January 1, 2011 are as follows:

	For the fiscal year ended
	December 31, 2011	January 1, 2011
Beginning Balance	$36	$67
Standard accrual based on units sold	97	47
Actual costs incurred	(16)	(16)
Periodic accrual adjustments	(46)	(62)
Ending Balance	$71	$36

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

Share-based compensation:  We recognize share-based compensation expense on a straight-line basis over the vesting period for all share-based awards granted.  We use the Black-Scholes option pricing model to determine the fair value of awards at the grant date.  We calculate the expected volatility for stock options and awards using historical volatility.  We estimate a 0%-5% forfeiture rate for stock options issued to employees and Board of Directors members, but will continue to review these estimates in future periods.  The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected life represents the period that the stock option awards are expected to be outstanding.  The expected dividend yield is zero as we have not paid or declared any cash dividends on our Common Stock.  Based on these valuations, we recognized share-based compensation expense of $428 and $462 for fiscal years 2011 and 2010, respectively.  We estimate that shared-based compensation expense for fiscal year 2012 will be approximately $41 based on the value of options outstanding as of December 31, 2011.  This estimate does not include any expense for additional options that may be granted and vest during 2012.

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

Revenue recognition:  We recognize revenue from appliance sales in the period the consumer purchases and pays for the appliance, net of an allowance for estimated returns.  We recognize revenue from appliance recycling when we collect and process a unit.  We recognize byproduct revenue upon shipment.  We recognize revenue on extended warranties with retained service obligations on a straight-line basis over the period of the warranty.  On extended warranty arrangements that we sell but others service for a fixed portion of the warranty sales price, we recognize revenue for the net amount retained at the time of sale of the extended warranty to the consumer.  As a result of our recycling processes, we are able to produce carbon offsets from the destruction of ozone-depleting refrigerants.  We record revenue from the sale of carbon offsets in the period when the following requirements have all been met: (i) there is persuasive evidence of an arrangement, (ii) the sales price is fixed or determinable, (iii) title, ownership and risk of loss associated with the credits have been transferred to the customer, and (iv) collectability is reasonably assured.  We include shipping and handling charges to customers in revenue, which are recognized in the period the consumer purchases and pays for delivery.  Shipping and handling costs that we incur are included in cost of revenues.

Taxes collected from customers:  We account for taxes collected from customers on a net basis.

Advertising expense:  Our policy is to expense advertising costs as incurred.  Advertising expense was $2,680 and $3,520 for fiscal years 2011 and 2010, respectively.

Basic and diluted income per common share:  Basic income per common share is computed based on the weighted average number of common shares outstanding.  Diluted income per common share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued.  Potentially dilutive shares of Common Stock include unexercised stock options and warrants.  Basic per share amounts are computed, generally, by dividing net income by the weighted average number of common shares outstanding.  Diluted per share amounts assume the conversion, exercise or issuance of all potential Common Stock instruments unless their effect is anti-dilutive, thereby reducing the loss or increasing the income per common share.  In calculating diluted weighted average shares and per share amounts, we included stock options with exercise prices below average market prices, for the respective fiscal years in which they were dilutive, using the Treasury stock method.  We calculated the number of additional shares by assuming the outstanding stock options were exercised and that the proceeds from such exercises were used to acquire Common Stock at the average market price during the year.  We excluded 235 and 330 options and warrants in fiscal years 2011 and 2010, respectively, from the diluted weighted average shares outstanding calculation as the effect of these options and warrants was anti-dilutive.

A reconciliation of the denominator in the basic and diluted income or loss per share is as follows:

	For the fiscal year ended
	December 31,	January 1,
	2011	2011
Numerator:
Net income attributable to controlling interest	$4,461	$2,009

Denominator:
Weighted average common shares outstanding - basic	5,497	5,267
Employee stock options	112	35
Stock warrants	212	189
Weighted average common shares outstanding - diluted	5,821	5,491

Income per common share:
Basic	$0.81	$0.38
Diluted	$0.77	$0.37

4.             Sale-Leaseback Transaction

On September 25, 2009, we completed the sale-leaseback of our St. Louis Park, Minnesota, building.  The building is a 126,458-square-foot facility that includes our corporate offices, a processing and recycling center, and an ApplianceSmart retail store.  Pursuant to the agreement entered into on August 11, 2009, we sold the St. Louis Park building for $4,627, net of fees, and leased the building back over an initial lease term of five years.  The sale of the building provided the Company with $2,032 in cash after repayment of the $2,595 mortgage.  The sale-leaseback transaction resulted in an adjustment of $2,191 to the net book value related to the land and building, and we recorded a deferred gain of $2,436.  Under the terms of the lease agreement, we are classifying the lease as an operating lease and amortizing the gain on a straight-line basis over five years.  We amortized $487 of the deferred gain for both fiscal years 2011 and 2010.  The deferred gain amortization is netted against rent expense as a component of selling, general and administrative expenses in the consolidated statements of comprehensive income.

5.             Investments

On June 1, 2009, we completed an initial $263 investment in Diagnostico y Administracion de Logistica Inversa, S.A. de C.V. (“DALI”), a Mexican company.  DALI is a joint venture that operates a refrigerator recycling program sponsored by the Mexican government.  Our investment represents a 32.7% ownership in the joint venture.  The DALI joint venture is accounted for under the equity method and was presented in the consolidated balance sheets as a component of other assets.  The results of the joint venture were immaterial for 2010.  In December 2010, we concluded that our investment in DALI was impaired due to several factors that appeared to adversely affect the near-term prospects of DALI’s business.  As a result, we recorded an other-than-temporary impairment charge of $266.

6.             Variable Interest Entity

The financial position and results of operations of AAP are consolidated in our financial statements based on our conclusion that AAP is a variable interest entity and because we have the ability to significantly influence the economic performance of the entity through our contractual agreement with GE.  The financial position and results of operations for AAP are reported in our recycling segment.  In fiscal year 2010, we contributed equity of $2,000 to AAP, which included $475 we loaned to 4301 prior to commencing operations on February 8, 2010.

The following table summarizes the assets and liabilities of AAP as of December 31, 2011 and January 1, 2011:

	December 31, 2011	January 1, 2011
Assets
Current assets	$1,134	$439
Property and equipment, net	9,419	8,430
Goodwill	1,082	1,082
Other assets	136	256
Total assets	$11,771	$10,207

Liabilities
Accounts payable	$858	$737
Accrued expenses	250	304
Current maturities of long-term debt obligations	593	4,000
Long-term debt obligations, net of current maturities	5,022	832
Other long-term liabilities (a)	647	455
Total liabilities	$7,370	$6,328

(a) Other long-term liabilities represent outstanding loans from ARCA and are eliminated in consolidation.

The following table summarizes the operating results of AAP for fiscal years 2011 and 2010:

	For the fiscal year ended
	December 31, 2011	January 1, 2011
Revenues	$11,337	$7,562
Gross profit	1,373	199
Operating income (loss)	869	(58)

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

7.             Other Assets

Other assets as of December 31, 2011 and January 1, 2011 consist of the following:

	December 31, 2011	January 1, 2011
Deposits	$400	$443
Recycling contract, net	339	419
Deferred financing costs, net	476	—
Patent costs	17	—
Other	—	198
	$1,232	$1,060

For fiscal years 2011 and 2010, we recorded amortization expense of $80 and $60, respectively, related to our recycling contract.  For fiscal year 2011, we recorded non-cash interest expense of $193 related to deferred financing costs.  During the third quarter of 2011, AAP wrote off $198 of related party receivables.

Estimated amortization expense over the next five years related to our recycling contract is as follows:

2012	$80
2013	80
2014	80
2015	80
2016	19

8.             Accrued Expenses

Accrued expenses as of December 31, 2011 and January 1, 2011 consist of the following:

	December 31, 2011	January 1, 2011
Compensation and benefits	$1,023	$1,472
Accrued rebate and incentive checks	728	387
Accrued rent	1,336	1,423
Warranty expense	71	36
Accrued payables	408	445
Current portion of deferred gain on sale-leaseback of building	487	487
Deferred revenue	96	91
Other	304	430
	$4,453	$4,771

In December 2010, we completed an evaluation of our liability for rebate and incentive checks and concluded that our estimated liability of $1,232 needed to be reduced by $845.  We recorded the adjustment to other income in the consolidated statements of comprehensive income.

9.             Line of Credit

On January 24, 2011, we entered into a Revolving Credit, Term Loan and Security Agreement, as amended, (“Revolving Credit Agreement”) with PNC Bank, National Association (“PNC”) that provides us with a $15,000 revolving line of credit.  See Note 10 for further discussion regarding the Term Loan entered into with PNC.  The Revolving Credit Agreement has a stated maturity date of January 24, 2014, if not renewed.  The Revolving Credit Agreement includes a lockbox agreement and a subjective acceleration clause and, as a result, we have classified the revolving line of credit as a current liability.  The Revolving Credit Agreement is collateralized by a security interest in substantially all of our assets, and PNC is also secured by an inventory repurchase agreement with Whirlpool Corporation for Whirlpool purchases only.  We also issued a $750 letter of credit in favor of Whirlpool Corporation.  The Revolving Credit Agreement requires, starting with the fiscal quarter ending April 2, 2011 and continuing at the end of each quarter thereafter, that we meet a minimum fixed charge coverage ratio of 1.10 to 1.00, measured on a trailing twelve-month basis.  The Revolving Credit Agreement limits investments we can purchase, the amount of other debt and leases we can incur, the amount of loans we can issue to our affiliates and the amount we can spend on fixed assets along with prohibiting the payment of dividends.  As of December 31, 2011, we were in compliance with all the covenants of the Revolving Credit Agreement.  The interest rate on the revolving line of credit is PNC Base Rate plus 1.75%, or 1-, 2- or 3-month PNC LIBOR Rate plus 2.75%.  The PNC Base Rate shall mean, for any day, a fluctuating per annum rate of interest equal to the highest of (i) the interest rate per annum announced from time to time by PNC at its prime rate, (ii) the Federal Funds Open Rate plus ½ of 1%, and (iii) the one month LIBOR rate plus 100 basis points (1%).  As of December 31, 2011, the outstanding balance under the Revolving Credit Agreement was $10,685 with a weighted average interest rate of 3.72%, which included both PNC LIBOR Rate and PNC Base Rate loans.  The amount of revolving borrowings under the Revolving Credit Agreement is based on a formula using accounts receivable and inventories.  We may not have access to the full $15,000 revolving line of credit due to the formula using accounts receivable and inventories, the amount of the letter of credit issued in favor of Whirlpool Corporation and the amount of outstanding loans between PNC and our AAP joint venture.  As of December 31, 2011, our available borrowing capacity under the Revolving Credit Agreement was $3,505.

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

In connection with the Revolving Credit Agreement, we also guaranteed a $2,100 loan between PNC (previously with SCS) and AAP.  The guarantee was provided by reducing our available borrowings under the Revolving Credit Agreement by $2,100 until the loan was repaid by AAP on March 10, 2011, as further described in Note 10.

10.          Borrowings

Long-term debt, capital lease and other financing obligations as of December 31, 2011 and January 1, 2011 consist of the following:

	December 31, 2011	January 1, 2011
6.85% mortgage, due in monthly installments of $15, including interest, paid in full January 2011	$—	$1,509
Floating rate term loan, due in monthly installments of $21, plus interest, due February 2021, collateralized by land and building	2,295	—
Floating rate term loans, due in monthly installments of $54, including interest, due March 2021, collateralized by equipment	4,537	—
2.75% note, due in monthly installments of $3, including interest, due October 2024, collateralized by equipment	440	468
10.00% note, due in monthly installments of $10, including interest, due December 2014	400	440
7.25% note, due on demand, paid in full March 2011	—	2,100
4.00% note, due on demand, paid in full March 2011	—	1,400
3.00% note, paid in full March 2011	—	280
Capital leases and other financing obligations	568	700
	8,240	6,897
Less current maturities	989	4,396
	$7,251	$2,501

On January 24, 2011, we entered into a $2,550 Term Loan (“Term Loan”) with PNC Bank to refinance the existing mortgage on our California facility.  The Term Loan is payable as follows, subject to acceleration upon the occurrence of an event of default or termination of the Revolving Credit Agreement: 119 consecutive monthly principal payments of $21 plus interest commencing on February 1, 2011 and continuing on the first day of each month thereafter followed by a 120th payment of all unpaid principal, interest and fees on February 1, 2021.  The Term Loan is collateralized with our California facility located in Compton, California.  The Term Loan bears interest at PNC Base Rate plus 2.25%, or 1-, 2- or 3-month PNC LIBOR Rate plus 3.25%.  As of December 31, 2011, the interest rate was PNC Base Rate of 3.25% plus 2.25% or 5.50%.  In connection with the $2,550 Term Loan, we repaid our existing 6.85% mortgage, including prepayment penalties and accrued interest, of $1,544 that resulted in $1,006 of additional borrowings under our Revolving Credit Agreement described in Note 9.

On March 10, 2011, ARCA Advanced Processing, LLC entered into three separate commercial term loans (“Term Loans”) with Susquehanna Bank, pursuant to the guidelines of the U.S. Small Business Administration 7(a) Loan Program.  The total amount of the Term Loans is $4,750, split into three separate loans for $2,100; $1,400; and $1,250.  AAP repaid $3,780 of short-term debt and repaid $443 to ARCA for loans that were eliminated in the consolidated financial statements.  The Term Loans mature in ten years and bear an interest rate of Prime plus 2.75%.  As of December 31, 2011, the interest rate was 6.00%.  The total monthly interest and principal payments are $54 and began on July 1, 2011.  AAP paid interest only between March 10, 2011 and June 30, 2011.  Borrowings under the Term Loans are secured by substantially all of the assets of AAP along with liens on the business assets and certain personal assets of the owners of 4301 Operations, LLC.  We are a guarantor of the Term Loans along with 4301 Operations, LLC and its owners.

On December 13, 2010, we guaranteed a 3.00% note, due in February 2011, of $280 between Central Bank and AAP.  The guarantee was provided by pledging $280 of our cash balance at Central Bank until the loan was repaid by AAP.  The loan was repaid by AAP on March 10, 2011 as described above.

The future annual maturities of borrowings are as follows:

	ARCA	AAP	Total
2012	$396	$593	$989
2013	316	634	950
2014	312	679	991
2015	308	532	840
2016	273	519	792
Thereafter	1,020	2,658	3,678
	$2,625	$5,615	$8,240

Capital leases and other financing obligations:  We acquire certain equipment under capital leases and other financing obligations.  The cost of equipment was approximately $1,940 and $1,660 at December 31, 2011 and January 1, 2011, respectively.  Accumulated amortization at December 31, 2011 and January 1, 2011 was approximately $1,458 and $1,192, respectively.  Depreciation and amortization expense for equipment under capital leases and other financing obligations is included in cost of revenues and selling, general and administrative expenses.

The following schedule by fiscal year is the approximate remaining minimum payments required under the capital leases and other financing obligations, together with the present value at December 31, 2011:

	ARCA	AAP	Total
2012	$167	$75	$242
2013	78	74	152
2014	68	74	142
2015	58	44	102
2016	18	—	18
Total minimum lease and other financing obligation payments	389	267	656
Less amount representing interest	(59)	(29)	(88)
Present value of minimum payments	330	238	568
Less current portion	141	61	202
Capital lease and other financing obligations, net of current portion	$189	$177	$366

11.          Commitments and Contingencies

Operating leases:  We lease the majority of our retail stores and recycling centers under noncancelable operating leases.  The leases typically require the payment of taxes, maintenance, utilities and insurance.

Minimum future rental commitments under noncancelable operating leases as of December 31, 2011 are as follows:

	ARCA	AAP	Total
2012	$5,138	$231	$5,369
2013	4,626	231	4,857
2014	3,845	232	4,077
2015	2,710	233	2,943
2016	1,893	246	2,139
Thereafter	2,862	990	3,852
	$21,074	$2,163	$23,237

Rent expense for fiscal years 2011 and 2010 was $4,804 and $4,766, respectively. We have an agreement to receive future sublease payments of $821 through March 2016.

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

12.          Income Taxes

For fiscal years 2011 and 2010, we recorded a provision for income taxes of $1,367 and $690, respectively.  At January 1, 2011, we recorded a full valuation allowance against our U.S. net deferred tax assets due to the uncertainty of their realization.  We regularly evaluate both positive and negative evidence related to retaining a valuation allowance against our deferred tax assets.  The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  During the second quarter of 2011, we concluded, based on the assessment of all available evidence, including previous three-year cumulative income before infrequent and unusual items, a history of generating income before taxes for six consecutive quarters and estimates of future profitability, that it was more-likely-than-not that we would be able to realize a portion of our deferred tax assets in the future and recorded a $917 non-cash reversal of our deferred tax asset valuation allowance.  During fiscal year 2011, we also adjusted our deferred tax assets and related valuation allowance by $219 primarily to state our remaining federal net operating loss carryforwards at the proper amounts.  This adjustment had no material impact on our recorded income tax provision for the year ended December 31, 2011.  In fiscal year 2011, we recorded $2,025 and $259 tax provisions related to taxable income from our U.S. and Canadian operations, respectively, which were partially offset by the non-cash reversal of a portion of our deferred tax asset valuation allowance.  In fiscal year 2010, we recorded $367 and $323 tax provisions related to taxable income from our U.S. and Canadian operations, respectively.  During fiscal years 2011 and 2010, we recognized $53 and $279, respectively, of windfall tax benefits from share-based compensation, which was recorded to Common Stock on the consolidated balance sheets.

The provision for income taxes for fiscal years 2011 and 2010 consisted of the following:

	For the fiscal year ended
	December 31, 2011	January 1, 2011
Current tax expense:
Federal	$266	$357
State	140	53
Foreign	257	323
Current tax expense	$663	$733
Deferred tax expense — domestic	702	(43)
Deferred tax expense — foreign	2	—
Provision for income taxes	$1,367	$690

A reconciliation of our provision for income taxes with the federal statutory tax rate for fiscal years 2011 and 2010 is shown below:

	For the fiscal year ended
	December 31, 2011	January 1, 2011
Income tax expense at statutory rate	$1,981	$917
State tax expense, net of federal tax effect	303	130
Permanent differences	360	199
Change in valuation allowance	(15)	(635)
Reversal of deferred tax asset valuation allowance	(917)	—
Adjustment of deferred tax asset related to state net operating losses	—	136
Utilization of foreign tax credit	(256)	—
Foreign rate differential	(47)	(5)
Other	(42)	(52)
	$1,367	$690

Income before provision for income taxes and noncontrolling interest was derived from the following sources for fiscal years 2011 and 2010 as shown below:

	For the fiscal year ended
	December 31, 2011	January 1, 2011
United States	$5,279	$1,756
Canada	810	882
	$6,089	$2,638

The components of net deferred tax assets as of December 31, 2011 and January 1, 2011 are as follows:

	December 31, 2011	January 1, 2011
Deferred tax assets:
Net operating loss carryforwards	$290	$284
Federal and state tax credits	—	336
Reserves	191	271
Accrued expenses	203	206
Share-based compensation	227	153
Deferred gain	521	720
Investments	103	105
Property and equipment	201	29
Total deferred tax assets	1,736	2,104

Deferred tax liabilities:
Prepaid expenses	(69)	(66)
Property and equipment	(262)	(168)
Investments	(1,049)	(97)
Total deferred tax liabilities	(1,380)	(331)
Valuation allowance	(1,031)	(1,744)
Net deferred tax assets (liabilities)	$(675)	$29

The deferred tax amounts have been classified in the accompanying consolidated balance sheets as follows:

	December 31, 2011	January 1, 2011
Current assets	$173	$—
Non-current assets	27	29
Non-current liabilities	(875)	—
	$(675)	$29

We have not recognized a deferred tax liability relating to cumulative undistributed earnings of controlled foreign subsidiaries that are essentially permanent in duration.  If some or all of the undistributed earnings of the controlled foreign subsidiaries are remitted to us in the future, income taxes, if any, after the application of foreign tax credits will be provided at that time.  During 2011 and 2010, ARCA Canada, our foreign subsidiary, had a receivable from us.  We computed income of $501 and $98 for fiscal years 2011 and 2010, respectively, as result of a deemed dividend and related foreign tax credit.

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

At December 31, 2011, we had federal NOL carryforwards of approximately $3,343 ($2,898 of which is subject to IRC section 382 limitations) and no alternative minimum tax credits carry forwards.  We also had state NOL carryforwards of $3,990 ($1,137 of which is subject to IRC section 382 limitations).  The NOL carryforwards are available to offset future taxable income or reduce taxes payable through 2029.  These loss carryforwards began expiring in 2011.  We previously wrote off NOLs related to IRC section 382 limits against the valuation allowance.  At December 31, 2011, we had $445 of NOL carryforwards not subject to IRC section 382 limitations expiring in 2018.

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  As of December 31 2011, we did not have any material uncertain tax positions.

It is our practice to recognize interest related to income tax matters as a component of interest expense and penalties as a component of selling, general and administrative expense.  As of December 31 2011, we had an immaterial amount of accrued interest and penalties.

We are subject to income taxes in the U.S. federal jurisdiction, foreign jurisdictions and various state jurisdictions.  Tax regulations from each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  With few exceptions, we are no longer subject to U.S. federal, foreign, state or local income tax examinations by tax authorities for the years before 2008.  We are not currently under examination by any taxing jurisdiction.

We had no significant unrecognized tax benefits as of December 31, 2011 that would reasonably be expected to affect our effective tax rate during the next twelve months.

13.          Shareholders’ Equity

Common Stock:  In April 2010, we completed a private placement of 915 shares of our Common Stock at $2.00 per share, resulting in net proceeds of $1,721.  The net proceeds were used to capitalize and support AAP, which was formed to establish and operate our regional processing center in Philadelphia.  During the fourth quarter of 2011, 34 stock options were exercised that resulted in cash proceeds of $117. The intrinsic value of options exercised during the fourth quarter of 2011 was $96.

Stock options:  On May 12, 2011, our shareholders approved and adopted the 2011 Stock Compensation Plan (the “2011 Plan”).  The 2011 Plan authorizes the granting of awards in any of the following forms: (i) stock options, (ii) stock appreciation rights, and (iii) other share-based awards, including but not limited to restricted stock, restricted stock units or performance shares, and expires on the earlier of May 12, 2021 or the date that all shares reserved under the 2011 Plan are issued or no longer available.  The 2011 Plan provides for the issuance of up to 700 shares of Common Stock pursuant to awards granted under the 2011 Plan.  Options granted to employees typically vest over two years while grants to non-employee directors vest in six months.  As of December 31, 2011, 15 options were outstanding under the 2011 Plan.  On August 2, 2011, we granted 15 stock options to non-employee directors with an exercise price of $4.36 per share, a vesting period of six months and a weighted average fair value of $3.87 per share.  Our 2006 Stock Option Plan (the “2006 Plan”) expired on June 30, 2011, but the options outstanding under the 2006 Plan continue to be exercisable in accordance with their terms.  As of December 31, 2011, 549 options were outstanding to employees and non-employee directors under the 2006 Plan.  On February 24, 2011, we granted 28 stock options from our 2006 Plan to employees with an exercise price of $4.25 per share, a vesting period of one year and a weighted average fair value of $3.50 per share.  On May 12, 2011, we granted 30 stock options from our 2006 Plan to non-employee directors with an exercise price of $4.69 per share, a vesting period of six months and a weighted average fair value of $4.20 per share.  Our Restated 1997 Stock Option Plan (the “1997 Plan”) has expired, but the options outstanding under the expired 1997 Plan continue to be exercisable in accordance with their terms.  As of December 31, 2011, options to purchase an aggregate of 26 shares were outstanding under the 1997 Plan.  We issue new Common Stock when stock options are exercised.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for fiscal years 2011 and 2010:

	For the fiscal year ended
	December 31, 2011	January 1, 2011
Expected dividend yield	—	—
Expected stock price volatility	97.46%	107.44%
Risk-free interest rate	2.93%	2.79%
Expected life of options (years)	8.85	7.47

Additional information relating to all outstanding options is as follows (in thousands, except per share data):

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Balance at January 2, 2010	413	$4.10
Granted	143	3.24
Exercised	—	—
Cancelled/expired	(3)	5.27
Forfeited	(1)	2.22
Balance at January 1, 2011	552	3.87
Granted	73	4.45
Exercised	(34)	3.38
Cancelled/expired	(1)	2.22
Balance at December 31, 2011	590	3.97

The weighted average fair value per option of options granted during fiscal years 2011 and 2010 was $3.86 and $2.82, respectively.

The following table summarizes information about stock options outstanding as of December 31, 2011 (in thousands, except per share data):

		Weighted Average
		Remaining
	Options	Contractual Life	Weighted Average	Aggregate
Range of Exercise Prices	Outstanding	In Years	Exercise Price	Intrinsic Value
$5.05 to $6.41	216	3.47	$5.48
$3.55 to $4.69	183	6.61	3.97
$2.22 to $2.80	154	4.01	2.38
$1.87	37	6.77	1.87
	590	4.80	3.97	$709

The following table summarizes information about stock options exercisable as of December 31, 2011 (in thousands, except per share data):

	Options	Weighted Average	Aggregate
Range of Exercise Prices	Exercisable	Exercise Price	Intrinsic Value
$5.05 to $6.41	216	$5.48
$3.55 to $4.69	140	3.88
$2.22 to $2.80	154	2.38
$1.87	37	1.87
	547	3.95	$678

The aggregate intrinsic value in the preceding tables represents the total pre-tax intrinsic value, based on our closing stock price of $5.00 on December 30, 2011, which theoretically could have been received by the option holders had all option holders exercised their options as of that date.  The total number of in-the-money options exercisable as of December 31, 2011 was 331.

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

The following table summarizes the assumptions used to estimate the fair value of the warrants issued on October 21, 2009 and May 13, 2010 using the Black-Scholes Model:

	May 13, 2010	October 21, 2009
Expected dividend yield	—	—
Expected stock price volatility	105.47%	128.27%
Risk-free interest rate	2.98%	3.42%
Expected life of warrants (years)	7.00	10.00

Preferred Stock:  Our amended Articles of Incorporation authorize two million shares of Preferred Stock that may be issued from time to time in one or more series having such rights, powers, preferences and designations as the Board of Directors may determine.  To date no such preferred shares have been issued.

14.          Major Customers and Suppliers

For the fiscal years ended December 31, 2011 and January 1, 2011, no single customer represented 10% or more of our total revenues.  As of December 31, 2011 and January 1, 2011, five customers and three customers, respectively, each represented more than 10% of our total trade receivables, for a total of 79% and 60%, respectively, of our total trade receivables.

During the two fiscal years ended December 31, 2011 and January 1, 2011, we purchased a vast majority of appliances for resale from three suppliers.  We have and are continuing to secure other vendors from which to purchase appliances.  However, the curtailment or loss of one of these suppliers or any appliance supplier could adversely affect our operations.

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

The following tables present our segment information for fiscal years 2011 and 2010:

	For the fiscal year ended
	December 31, 2011	January 1, 2011
Revenues:
Retail	$74,478	$72,828
Recycling	52,191	35,334
Total revenues	$126,669	$108,162

Operating income (loss):
Retail	$(241)	$(806)
Recycling	6,926	3,715
Unallocated corporate costs	559	160
Total operating income	$7,244	$3,069

Assets:
Retail	$20,100	$15,952
Recycling	20,537	16,499
Corporate assets not allocable	6,172	7,413
Total assets	$46,809	$39,864

Cash capital expenditures:
Retail	$181	$66
Recycling	1,335	5,367
Corporate	241	194
Total cash capital expenditures	$1,757	$5,627

Depreciation and amortization expense:
Retail	$331	$390
Recycling	524	475
Corporate	448	537
Total depreciation and amortization expense	$1,303	$1,402

Interest expense:
Retail	$299	$755
Recycling	589	241
Corporate	250	53
Total interest expense	$1,138	$1,049

16.          Benefit Contribution Plan

We have a defined contribution salary deferral plan (401(k) plan) covering substantially all employees under Section 401(k) of the Internal Revenue Code.  We contribute an amount equal to 10 cents for each dollar contributed by each employee up to a maximum of 5% of each employee’s compensation.  AAP also has a 401(k) plan which includes a safe harbor matching contribution of 4% of the employee’s contribution.  We recognized expense for contributions to the plans of $42 and $28 for fiscal years 2011 and 2010, respectively.

17.          Subsequent Events

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

ITEM 9.                                                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer and acting principal financial officer), to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at December 31, 2011. Based on that evaluation, our Chief Executive Officer concluded that, at December 31, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.             OTHER INFORMATION

None.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors and executive officers of the Company is set forth under the headings “Nominees” and “Information Concerning Officers and Key Employees Who Are Not Directors” and “Section 16 (a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2012 Annual Meeting of Shareholders to be held May 10, 2012 and is incorporated herein by reference.

Code of Ethics

Our Audit Committee has adopted a code of ethics applicable to our directors and officers (including our Chief Executive Officer) and other of our senior executives and employees in accordance with applicable rules and regulations of the SEC and The NASDAQ Stock Market.  A copy of the code of ethics may be obtained upon request, without charge, by addressing a request to Investor Relations, ARCA, Inc., 7400 Excelsior Boulevard, Minneapolis, MN 55426.  The code of ethics is also posted on our website at www.arcainc.com under “Investor Relations — Corporate Governance.”

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

ITEM 11.             EXECUTIVE COMPENSATION

Information regarding executive compensation is set forth under the headings “Compensation Committee Report” and “Executive Compensation” in our Proxy Statement for our 2012 Annual Meeting of Shareholders to be held May 10, 2012 and is incorporated herein by reference.

ITEM 12.                                        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is set forth under the heading “Common Stock Ownership” in our Proxy Statement for our 2012 Annual Meeting of Shareholders to be held May 10, 2012 and is incorporated herein by reference.

The following table gives aggregate information under our equity compensation plans as of December 31, 2011:

	(a)	(b)	(c)
			Number of Securities
			Available for Future
	Number of Securities	Weighted Average	Issuance Under Equity
	to be Issued	Exercise Price of	Compensation Plans,
	Upon Exercise of	Outstanding Options,	Excluding Securities
	Outstanding Options	Warrants and Rights	Reflected in Column (a)
Equity compensation plans approved by shareholders	590,050	$3.97	685,000

Equity compensation plans not approved by shareholders	23,500	$3.55	—

Total	613,550	$3.96	685,000

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding director independence and certain relationships and related transactions is set forth under the headings “Director Independence” and “Review, Approval or Ratification of Transactions with Related Persons” in our Proxy Statement for our 2012 Annual Meeting of Shareholders to be held May 10, 2012 and is incorporated herein by reference.

ITEM 14.              PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is set forth under the heading “Independent Registered Public Accounting Firm” in our Proxy Statement for our 2012 Annual Meeting of Shareholders to be held May 10, 2012 and is incorporated herein by reference.

PART IV

ITEM 15.              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Financial Statement Schedules and Exhibits

	1.	Financial Statements

See Index to Financial Statements under Item 8 of this report.

	2.	Financial Statement Schedules

None.

	3.	Exhibits

See Index to Exhibits on page 65 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2012	APPLIANCE RECYCLING CENTERS OF AMERICA, INC. (Registrant)

	By	/s/ Edward R. Cameron
Edward R. Cameron
President, Chief Executive Officer and Acting
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward R. Cameron	Chairman of the Board, President and	March 15, 2012
Edward R. Cameron	Chief Executive Officer

/s/ Duane S. Carlson	Director	March 15, 2012
Duane S. Carlson

/s/ Stanley Goldberg	Director	March 15, 2012
Stanley Goldberg

/s/ Glynnis A. Jones	Director	March 15, 2012
Glynnis A. Jones

/s/ Steve Lowenthal	Director	March 15, 2012
Steve Lowenthal

/s/ Dean R. Pickerell	Director	March 15, 2012
Dean R. Pickerell

/s/ Morgan J. Wolf	Director	March 15, 2012
Morgan J. Wolf

Index to Exhibits

Exhibit No.	Description
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

10.1*

Amended and Restated 1997 Stock Option Plan, effective April 25, 2002 [filed as Exhibit 28.1 to Post-Effective Amendment to the Company’s Registration Statement on Form S-8 (File No. 333-28571) and incorporated herein by reference].

10.2*	2006 Stock Option Plan [filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-163804) and incorporated herein by reference].

10.3*	2011 Stock Compensation Plan [filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-176591) and incorporated herein by reference].

10.4

Lease Agreement for Leaseback of St. Louis Park Building [filed as Exhibit No. 10.37 to the Company’s Form 10-Q for the quarter ended October 3, 2009 (File No. 0-19621) and incorporated herein by reference].

10.5‡

Appliance Sales and Recycling Agreement dated October 21, 2009 between General Electric Company and the Company [filed as Exhibit No. 10.38 to the Company’s Form 10-K for the year ended January 2, 2010 (File No. 0-19621) and incorporated herein by reference].

10.6

Warrant to Purchase Common Stock of the Company for the Purchase of 248,189 shares of Common Stock in favor of General Electric Company, dated October 21, 2009 [filed as Exhibit No. 10.39 to the Company’s Form 10-K for the year ended January 2, 2010 (File No. 0-19621) and incorporated herein by reference].

10.7

Revolving Credit, Term Loan and Security Agreement dated January 24, 2011 between PNC Bank, National Association and the Company [filed as Exhibit No. 10.11 to the Company’s Form 10-K for the year ended January 1, 2011 (File No. 0-19621) and incorporated herein by reference].

10.8+	Amendment No. 1, dated December 30, 2011, to Revolving Credit, Term Loan and Security Agreement dated January 24, 2011 between PNC Bank, National Association and the Company.

10.9

Term Loan dated January 24, 2011 between PNC Bank, National Association and ARCA Advanced Processing, LLC [filed as Exhibit No. 10.12 to the Company’s Form 10-K for the year ended January 1, 2011 (File No. 0-19621) and incorporated herein by reference].

10.10

Term Loan facility dated March 10, 2011, between Susquehanna Bank and ARCA Advanced Processing, LLC, pursuant to the guidelines of the U.S. Small Business Administration 7(a) Loan Program, including $2,100,000 term loan, $1,400,000 term loan and $1,250,000 term loan, guaranties by the Company and others, and security agreements [filed as Exhibit No. 10.13 to the Company’s Form 10-Q for the quarter ended April 2, 2011 (File No. 0-19621) and incorporated herein by reference].

21.1+	Subsidiaries of Appliance Recycling Centers of America, Inc.

23.1+	Consent of Baker Tilly Virchow Krause, LLP, Independent Registered Public Accounting Firm.

31.1+	Certification by the Chief Executive Officer and Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification by Chief Executive Officer and Acting Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**

The following materials from our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Notes to Consolidated Financial Statements, and (v) document and entity information.

*	Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(a)3 of this Form 10-K.

+	Filed herewith.

†	Furnished herewith.

‡	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

**

Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.