Form 10-Q
period 2012-03-31
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2012-05-10
CIK 862861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

As of May 8, 2012, there were outstanding 5,555,927 shares of the registrant’s Common Stock, without par value.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

PART I.                                                  FINANCIAL INFORMATION

Item 1.                   Financial Statements

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,036	$4,401
Accounts receivable, net of allowance of $19 and $18, respectively	6,144	7,445
Inventories, net of reserves of $54 and $85, respectively	20,263	18,456
Other current assets	1,651	1,420
Deferred tax assets	173	173
Total current assets	32,267	31,895
Property and equipment, net	12,604	12,535
Goodwill	1,120	1,120
Other assets	1,199	1,232
Deferred income taxes	28	27
Total assets (a)	$47,218	$46,809

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,985	$4,323
Accrued expenses	5,203	4,453
Line of credit	8,960	10,685
Current maturities of long-term obligations	968	989
Total current liabilities	21,116	20,450

Long-term obligations, less current maturities	7,015	7,251
Deferred gain, net of current portion	731	853
Deferred income tax liabilities	875	875
Total liabilities (a)	29,737	29,429

Commitments and contingencies	—	—

Shareholders’ equity:
Common Stock, no par value; 10,000 shares authorized; issued and outstanding: 5,554 shares and 5,527 shares, respectively	20,456	20,338
Accumulated deficit	(4,863)	(4,797)
Accumulated other comprehensive loss	(301)	(361)
Total shareholders’ equity	15,292	15,180
Noncontrolling interest	2,189	2,200
	17,481	17,380
Total liabilities and shareholders’ equity	$47,218	$46,809

(a) Assets of ARCA Advanced Processing, LLC (AAP), our consolidated variable interest entity (VIE), that can only be used to settle obligations of AAP were $11,231 and $11,771 as of March 31, 2012 and December 31, 2011, respectively.  Liabilities of AAP for which creditors do not have recourse to the general credit of Appliance Recycling Centers of America, Inc. were $1,947 and $2,186 as of March 31, 2012 and December 31, 2011, respectively.

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31, 2012	April 2, 2011
Revenues:
Retail	$19,756	$19,219
Recycling	5,265	5,738
Byproduct	4,411	4,969
Total revenues	29,432	29,926

Costs of revenues	21,820	20,937
Gross profit	7,612	8,989
Selling, general and administrative expenses	7,528	7,461
Operating income	84	1,528

Other income (expense):
Interest expense, net	(254)	(318)
Other income, net	16	(29)
Income (loss) before income taxes and noncontrolling interest	(154)	1,181
Provision for (benefit of) income taxes	(77)	444
Net income (loss)	(77)	737
Net (income) loss attributable to noncontrolling interest	11	(63)
Net income (loss) attributable to controlling interest	$(66)	$674

Income (loss) per common share:
Basic	$(0.01)	$0.12
Diluted	$(0.01)	$0.12

Weighted average common shares outstanding:
Basic	5,537	5,493
Diluted	5,537	5,769

Net income (loss)	$(77)	$737
Other comprehensive income, net of tax:
Effect of foreign currency translation adjustments	60	68
Total other comprehensive income, net of tax	60	68
Comprehensive income (loss)	(17)	805
Comprehensive (income) loss attributable to noncontrolling interest	11	(63)
Comprehensive income (loss) attributable to controlling interest	$(6)	$742

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended
	March 31,	April 2,
	2012	2011
Operating activities
Net income (loss)	$(77)	$737
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	303	365
Share-based compensation	36	99
Amortization of deferred gain	(122)	(122)
Amortization of debt issuance costs	49	46
Other	3	15
Changes in assets and liabilities:
Accounts receivable	1,298	(1,903)
Inventories	(1,807)	1,993
Other current assets	(231)	(495)
Other assets	(37)	28
Accounts payable and accrued expenses	2,412	1,179
Income taxes payable	—	304
Net cash flows provided by operating activities	1,827	2,246

Investing activities
Purchases of property and equipment	(350)	(927)
Decrease in restricted cash	—	352
Proceeds from sale of property and equipment	—	4
Net cash flows used in investing activities	(350)	(571)

Financing activities
Checks issued in excess of cash in bank	—	(42)
Net payments under line of credit	(1,725)	(1,810)
Payments on debt obligations	(257)	(7,578)
Proceeds from issuance of debt obligations	—	9,400
Proceeds from issuance of Common Stock	82	—
Payment of debt issuance costs	—	(604)
Excess tax benefits related to share-based compensation	—	36
Net cash flows used in financing activities	(1,900)	(598)

Effect of changes in exchange rate on cash and cash equivalents	58	67

Increase (decrease) in cash and cash equivalents	(365)	1,144
Cash and cash equivalents at beginning of period	4,401	3,065
Cash and cash equivalents at end of period	$4,036	$4,209

Supplemental disclosures of cash flow information
Cash payments for interest	$203	$268
Cash payments for income taxes	$123	$105

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

The accompanying consolidated financial statements of the Company are unaudited and have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and Article 8 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, normal and recurring adjustments and accruals considered necessary for a fair presentation for the periods indicated have been included.  Operating results for the three months ended March 31, 2012 and April 2, 2011 are presented using 13-week periods.  The results of operations for any interim period are not necessarily indicative of the results for the year.

These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2012.

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

ARCA Advanced Processing, LLC (“AAP”) is a joint venture that was formed in October 2009 between ARCA and 4301 Operations, LLC (“4301”) to support ARCA’s agreement, as amended, with GE acting through its GE Appliances business component.  Both ARCA and 4301 have a 50% interest in AAP.  GE sells its recyclable appliances generated from twelve states in the Northeast and Mid-Atlantic regions of the United States to ARCA, which collects, processes and recycles the appliances.  These appliances include units manufactured by GE as well as by other manufacturers.  The agreement requires that ARCA will only recycle, and will not sell for re-use or resale, the recyclable appliances purchased from GE.  AAP established a regional processing center in Philadelphia, Pennsylvania, at which the recyclable appliances are processed.  The term of the agreement is for six years from the first date of appliance collection, which was March 31, 2010.  AAP commenced operations in February 2010 and has the exclusive rights to service the GE agreement as a subcontractor for ARCA.  The financial position and results of operations of AAP are consolidated in our financial statements based on our conclusion that AAP is a variable interest entity and because we have the ability to significantly influence the economic performance of the entity through our contractual agreement with GE.

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

2.                                Recent Accounting Pronouncements

Presentation of Comprehensive Income

In June 2011, the FASB issued an Accounting Standards Update (“ASU”) related to the presentation of comprehensive income.  This ASU amends the FASB Accounting Standards Codification (“Codification”) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  This ASU is effective for fiscal years beginning after December 15, 2011.  The adoption of this ASU did not have a material effect on our consolidated results of operations, financial position or cash flows.

Testing for Goodwill Impairment

In September 2011, the FASB issued an ASU that permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This ASU is effective for fiscal years beginning after December 15, 2011.  The adoption of this ASU did not have a significant impact on our consolidated results of operations, financial position, or cash flows.

3.                                      Significant Accounting Policies

Trade receivables:  We carry unsecured trade receivables at the original invoice amount less an estimate made for doubtful accounts based on a monthly review of all outstanding amounts.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions.  We write off trade receivables when we deem them uncollectible.  We record recoveries of trade receivables previously written off when we receive them.  We consider a trade receivable to be past due if any portion of the receivable balance is outstanding for more than ninety days.  We do not charge interest on past due receivables.  Our management considers the allowance for doubtful accounts of $19 and $18 to be adequate to cover any exposure to loss at March 31, 2012 and December 31, 2011, respectively.

Inventories:  Inventories, consisting principally of appliances, are stated at the lower of cost, determined on a specific identification basis, or market and consist of:

	March 31, 2012	December 31, 2011
Appliances held for resale	$20,040	$18,291
Processed metals from recycled appliances held for resale	277	250
Less provision for inventory obsolescence	(54)	(85)
	$20,263	$18,456

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

Property and equipment:  Property and equipment consists of the following:

	March 31, 2012	December 31, 2011
Land	$1,140	$1,140
Buildings and improvements	3,332	3,303
Equipment (including computer software)	19,746	19,472
Projects under construction	96	35
	24,314	23,950
Less accumulated depreciation and amortization	(11,710)	(11,415)
	$12,604	$12,535

Software development costs:  We capitalize software developed for internal use and are amortizing such costs over their estimated useful lives of three years.  Costs capitalized were $97 and $29 for the three months ended March 31, 2012 and April 2, 2011, respectively.

Product warranty:  We provide a warranty for the replacement or repair of certain defective units which varies based on the product sold.  Our standard warranty policy requires us to repair or replace certain defective units at no cost to our customers.  We estimate the costs that may be incurred under our warranty and record an accrual in the amount of such costs at the time we recognize product revenue.  Factors that affect our warranty accrual for covered units include the number of units sold, historical and anticipated rates of warranty claims on these units, and the cost of such claims.  We periodically assess the adequacy of our recorded warranty accrual and adjust the amounts as necessary.   The accrual is included in accrued expenses on the consolidated balance sheets.

Changes in our warranty accrual are as follows:

	Three Months Ended
	March 31, 2012	April 2, 2011
Beginning Balance	$71	$36
Standard accrual based on units sold	12	15
Actual costs incurred	(4)	(4)
Periodic accrual adjustments	(13)	(10)
Ending Balance	$66	$37

Share-based compensation:  We recognize share-based compensation expense on a straight-line basis over the vesting period for all share-based awards granted.  We use the Black-Scholes option pricing model to determine the fair value of awards at the grant date.  We calculate the expected volatility for stock awards using historical volatility.  We estimate a 0%-5% forfeiture rate for stock awards issued to all employees and members of the Board of Directors, but will continue to review these estimates in future periods.  The risk-free rates for the expected terms of the stock awards are based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected life represents the period that the stock awards are expected to be outstanding.  The expected dividend yield is zero as we have not paid or declared any cash dividends on our Common Stock.  Based on these valuations, we recognized share-based compensation expense of $36 and $99 ($0.01 and $0.02 per share) for the three months ended March 31, 2012 and April 2, 2011, respectively.  We estimate that the remaining expense for fiscal 2012 will be approximately $5, based on the value of stock awards outstanding as of March 31, 2012.  This estimate does not include any expense for additional awards that may be granted and vest during 2012.

Comprehensive income:  Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to shareholders’ equity.  Our other comprehensive income is comprised of foreign currency translation adjustments.

Basic and diluted income (loss) per share:  Basic income per common share is computed based on the weighted average number of common shares outstanding.  Diluted income per common share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued.  Potentially dilutive shares of Common Stock include unexercised stock options and warrants.  Basic per share amounts are computed, generally, by dividing net income (loss) attributable to controlling interest by the weighted average number of common shares outstanding.  Diluted per share amounts assume the conversion, exercise or issuance of all potential Common Stock instruments unless their effect is anti-dilutive, thereby reducing the loss or increasing the income per common share.  In calculating diluted weighted average shares and per share amounts, we included stock options and warrants with exercise prices below average market prices, for the respective reporting periods in which they were dilutive, using the treasury stock method.  We calculated the number of additional shares by assuming the outstanding stock options were exercised and that the proceeds from such exercises were used to acquire Common Stock at the average market price during the quarter.  For the three months ended March 31, 2012, we excluded all options and warrants from the diluted weighted average share outstanding calculation as the effect of these options and warrants are anti-dilutive due to the net loss incurred.  For the three months ended April 2, 2011, we excluded 257 options and warrants from the diluted weighted average share outstanding calculation as the effect of these options and warrants are anti-dilutive.

A reconciliation of the denominator in the basic and diluted income or loss per share is as follows:

	Three Months Ended
	March 31, 2012	April 2, 2011
Numerator:
Net income (loss) attributable to controlling interest	$(66)	$674

Denominator:
Weighted average shares outstanding — basic	5,537	5,493
Employee stock options	—	73
Stock warrants	—	203
Weighted average shares outstanding — diluted	5,537	5,769

Income (loss) per share:
Basic	$(0.01)	$0.12
Diluted	$(0.01)	$0.12

4.                                      Variable Interest Entity

The financial position and results of operations of AAP are consolidated in our financial statements based on our conclusion that AAP is a variable interest entity and because we have the ability to significantly influence the economic performance of the entity through our contractual agreement with GE.

The following table summarizes the assets and liabilities of AAP as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Assets
Current assets	$663	$1,134
Property and equipment, net	9,329	9,419
Goodwill	1,082	1,082
Other assets	157	136
	$11,231	$11,771
Liabilities
Accounts Payable	$664	$858
Accrued Expenses	256	250
Current maturities of long-term debt obligations	603	593
Long-term debt obligations, net of current maturities	4,867	5,022
Other liabilities (a)	462	647
	$6,852	$7,370

(a)         Other liabilities represent loans between ARCA and AAP that are eliminated in consolidation.

The following table summarizes the operating results of AAP for the three months ended March 31, 2012 and April 2, 2011:

	Three Months Ended
	March 31, 2012	April 2, 2011
Revenues	$2,708	$2,653
Gross profit	191	273
Operating income	65	194
Net income (loss)	(22)	126

5.                                      Other Assets

Other assets as of March 31, 2012 and December 31, 2011 consist of the following:

	March 31, 2012	December 31, 2011
Deposits	$433	$400
Recycling contract, net	319	339
Debt issuance costs, net	427	476
Patent Costs	20	17
	$1,199	$1,232

For the three months ended March 31, 2012 and April 2, 2011, we recorded amortization expense of $20 for both periods related to our recycling contract.  For the three months ended March 31, 2012 and April 2, 2011, we recorded non-cash interest expense of $49 and $46, respectively, related to debt issuance costs.

6.                                      Accrued Expenses

Accrued expenses as of March 31, 2012 and December 31, 2011 consist of the following:

	March 31, 2012	December 31, 2011
Compensation and benefits	$1,324	$1,023
Accrued incentive and rebate checks	633	728
Accrued rent	1,305	1,336
Warranty expense	66	71
Accrued payables	655	408
Current portion of deferred gain on sale-leaseback of building	487	487
Deferred revenue	114	96
Other	619	304
	$5,203	$4,453

7.                                      Line of Credit

On January 24, 2011, we entered into a Revolving Credit, Term Loan and Security Agreement (“Revolving Credit Agreement”) with PNC Bank, National Association (“PNC”) that provides us with a $15,000 revolving line of credit.  See Note 9 for further discussion regarding the Term Loan entered into with PNC.  The Revolving Credit Agreement has a stated maturity date of January 24, 2014, if not renewed.  The Revolving Credit Agreement includes a lockbox agreement and a subjective acceleration clause and as a result we have classified the revolving line of credit as a current liability.  The Revolving Credit Agreement is collateralized by a security interest in substantially all of our assets and PNC is also secured by an inventory repurchase agreement with Whirlpool Corporation for Whirlpool purchases only.  We also issued a $750 letter of credit in favor of Whirlpool Corporation.  The Revolving Credit Agreement requires, starting with the fiscal quarter ending April 2, 2011 and continuing at the end of each quarter thereafter, that we meet a minimum fixed charge coverage ratio of 1.10 to 1.00, measured on a trailing twelve month basis.  The Revolving Credit Agreement limits investments we can purchase, the amount of other debt and leases we can incur, the amount of loans we can issue to our affiliates and the amount we can spend on fixed assets along with prohibiting the payment of dividends.  As of March 31, 2012 and December 31, 2011, we were in compliance with all the covenants of the Revolving Credit Agreement.  The interest rate on the revolving line of credit is PNC Base Rate plus 1.75%, or 1-, 2- or 3-month PNC LIBOR Rate plus 2.75%.  The PNC Base Rate shall mean, for any day, a fluctuating per annum rate of interest equal to the highest of (i) the interest rate per annum announced from time to time by PNC at its prime rate, (ii) the Federal Funds Open Rate plus ½ of 1%, and (iii) the one month LIBOR rate plus 100 basis points (1%).  As of March 31, 2012, the outstanding balance under the Revolving Credit Agreement was $8,960 with a weighted average interest rate of 3.32%, which included both PNC LIBOR Rate and PNC Base Rate loans.  As of December 31, 2011, the outstanding balance under the Revolving Credit Agreement was $10,685 with a weighted average interest rate of 3.72%, which included both PNC LIBOR Rate and PNC Base Rate loans.  The amount of revolving borrowings under the Revolving Credit Agreement is based on a formula using accounts receivable and inventories.  We may not have access to the full $15,000 revolving line of credit due to the formula using accounts receivable and inventories, the amount of the letter of credit issued in favor of Whirlpool Corporation and the amount of outstanding loans between PNC and our AAP joint venture.  As of March 31, 2012 and December 31, 2011, our available borrowing capacity under the Revolving Credit Agreement was $5,169 and $3,505, respectively.

8.                                      Deferred Gain

In connection with the September 25, 2009 sale-leaseback of our St. Louis Park, Minnesota, building, we recorded a deferred gain of $2,436.  The deferred gain is being amortized over the initial lease period of five years.  For the three months ended March 31, 2012 and April 2, 2011, we amortized $122 for both periods of the deferred gain.  The deferred gain amortization is netted against rent expense as a component of selling, general and administrative expenses in the consolidated statements of comprehensive income (loss).

9.                                      Borrowings

Long-term debt, capital lease and other financing obligations as of March 31, 2012 and December 31, 2011 consist of the following:

	March 31, 2012	December 31, 2011
Floating rate term loan, due in monthly installments of $21, plus interest, due February 2021, collateralized by land and building	$2,231	$2,295
Floating rate term loans, due in monthly installments of $54, including interest, due March 2021, collateralized by equipment	4,443	4,537
2.75% note, due in monthly installments of $3, including interest, due October 2024, collateralized by equipment	433	440
10.00% note, due in monthly installments of $10, including interest, due December 2014	371	400
Capital leases and other financing obligations	505	568
	7,983	8,240
Less current maturities	968	989
	$7,015	$7,251

On January 24, 2011, we entered into a $2,550 term loan with PNC Bank to refinance the existing mortgage on our California facility.  The term loan is payable as follows, subject to acceleration upon the occurrence of an event of default or termination of the Revolving Credit Agreement: 119 consecutive monthly principal payments of $21 plus interest commencing on February 1, 2011 and continuing on the first day of each month thereafter followed by a 120th payment of all unpaid principal, interest and fees on February 1, 2021. The term loan is collateralized with our California facility located in Compton, California. The term loan bears interest at PNC Base Rate plus 2.25%, or 1-, 2- or 3-month PNC LIBOR Rate plus 3.25%.  As of March 31, 2012 and December 31, 2011, the interest rate was 5.50% for both periods.

On March 10, 2011, ARCA Advanced Processing, LLC entered into three separate commercial term loans (“Term Loans”) with Susquehanna Bank, pursuant to the guidelines of the U.S. Small Business Administration 7(a) Loan Program.  The total amount of the Term Loans is $4,750, split into three separate loans for $2,100; $1,400; and $1,250.  The Term Loan matures in ten years and bears an interest rate of Prime plus 2.75%.  As of March 31, 2012 and December 31, 2011, the interest rate was 6.00% for both periods.  Borrowings under the Term Loans are secured by substantially all of the assets of AAP along with liens on the business assets and certain personal assets of the owners of 4301 Operations, LLC. We are a guarantor of the Term Loans along with 4301 Operations, LLC and its owners.

Capital leases and other financing obligations:  We acquire certain equipment under capital leases and other financing obligations.  The cost of the equipment was approximately $1,948 and $1,940 at March 31, 2012 and December 31, 2011, respectively.  Accumulated amortization at March 31, 2012 and December 31, 2011 was approximately $1,507 and $1,458, respectively.  Depreciation and amortization expense is included in cost of revenues and selling, general and administrative expenses.

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

11.                               Income Taxes

For the three months ended March 31, 2012, we recorded a benefit of income taxes of $77.  For the three months ended April 2, 2011, we recorded a provision for income taxes of $444.  We regularly evaluate both positive and negative evidence related to retaining a valuation allowance against our deferred tax assets.  The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  As of March 31, 2012 and December 31, 2011, we recorded a $1,031 valuation allowance against our net deferred tax assets.

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  As of March 31, 2012 and December 31, 2011, we did not have any material uncertain tax positions.

It is our practice to recognize interest related to income tax matters as a component of interest expense and penalties as a component of selling, general and administrative expense.  As of March 31, 2012 and December 31, 2011, we had an immaterial amount of accrued interest and penalties.

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

We had no significant unrecognized tax benefits as of March 31, 2012 that would reasonably be expected to affect our effective tax rate during the next twelve months.

12.                               Shareholders’ Equity

Stock options:  On May 12, 2011, our shareholders approved and adopted the 2011 Stock Compensation Plan (the “2011 Plan”).  The 2011 Plan authorizes the granting of awards in any of the following forms: (i) stock options, (ii) stock appreciation rights, and (iii) other share-based awards, including but not limited to restricted stock, restricted stock units or performance shares and expires on the earlier of May 12, 2021 or the date that all shares reserved under the 2011 Plan are issued or no longer available.  The 2011 Plan provides for the issuance of up to 700 shares of Common Stock pursuant to awards granted under the 2011 Plan.  Options granted to employees typically vest over two years while grants to non-employee directors vest in six months.  As of March 31, 2012, 15 options were outstanding under the 2011 Plan.  Our 2006 Stock Option Plan (the “2006 Plan”) expired on June 30, 2011, but the options outstanding under the 2006 Plan continue to be exercisable in accordance with their terms.  As of March 31, 2012, 481 options were outstanding to employees and non-employee directors under the 2006 Plan.  Our Restated 1997 Stock Option Plan (the “1997 Plan”) has expired, but the options outstanding under the expired 1997 Plan continue to be exercisable in accordance with their terms.  As of March 31, 2012, options to purchase an aggregate of 21 shares were outstanding under the 1997 Plan.

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

The following tables present our segment information for periods indicated:

	Three Months Ended
	March 31, 2012	April 2, 2011
Revenues:
Retail	$20,071	$19,618
Recycling	9,361	10,308
Total revenues	$29,432	$29,926

Operating income (loss):
Retail	$102	$192
Recycling	(37)	1,433
Unallocated corporate	19	(97)
Total operating income	$84	$1,528

Assets:
Retail	$21,773	$14,300
Recycling	18,998	19,191
Corporate assets not allocable	6,447	8,654
Total assets	$47,218	$42,145

Cash capital expenditures:
Retail	$39	$21
Recycling	50	847
Corporate assets not allocable	261	59
Total cash capital expenditures	$350	$927

Depreciation and amortization:
Retail	$57	$96
Recycling	144	115
Unallocated corporate	102	154
Total depreciation and amortization	$303	$365

Interest expense:
Retail	$81	$102
Recycling	121	157
Unallocated corporate	53	60
Total interest expense	$255	$319

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

The forward-looking statements contained in this quarterly report, and other written and oral forward-looking statements made by us from time to time, are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements.  Any forward-looking information regarding our operations will be affected primarily by the speed at which individual retail stores reach profitability, the volume of appliance sales and the strength of energy conservation recycling programs.  Any forward-looking information will also be affected by our continued ability to purchase product from our suppliers at acceptable prices, the ability of individual retail stores to meet planned revenue levels, the number of retail stores, costs and expenses being realized at higher than expected levels, our ability to secure an adequate supply of special-buy appliances for resale, the ability to secure appliance recycling and replacement contracts with sponsors of energy efficiency programs, the ability of customers to supply units under their recycling contracts with us, the performance of our consolidated variable interest entity and the continued availability of our current line of credit.  Other factors that might cause such a difference include, but are not limited to, those discussed in Item 1A “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2011.

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our operations and financial condition.  This discussion should be read with the consolidated financial statements appearing in Item 1.

Overview

We are in the business of selling new major household appliances through a chain of Company-owned stores under the name ApplianceSmart®.  We also provide turnkey appliance recycling and replacement services for electric utilities and other sponsors of energy efficiency programs.  We operate two reportable segments: retail and recycling.  The retail segment is comprised of income generated through our ApplianceSmart stores, including a portion of our byproduct revenues from collected appliances.  Our recycling segment includes all fees charged and costs incurred for collecting, recycling and installing appliances for utilities and other customers and includes a significant portion of our byproduct revenue, which is primarily generated through the recycling of appliances.  As of March 31, 2012, we operated 20 ApplianceSmart stores.  Our 20 stores are located in convenient, high-traffic locations in Georgia, Minnesota, Ohio and Texas.  In November 2011, we opened a new store in the St. Cloud, Minnesota, market.  We plan to open our 21st store in Eden Prairie, Minnesota in the second quarter of 2012.  As of March 31, 2012, we operated twelve processing and recycling centers, which are located in California, Colorado, Illinois, Kentucky, Minnesota, North Carolina, Ohio, Pennsylvania, Texas, Washington, Nova Scotia, Canada and Ontario, Canada.  During the first quarter of 2012, we opened our eleventh and twelfth processing centers in Nova Scotia and Kentucky.

Our retail segment, operating under the name of ApplianceSmart, is similar to many other retailers in that it is seasonal in nature.  Historically, the fourth quarter is our weakest quarter in terms of both revenues and earnings.  We believe this is primarily because the fourth quarter includes several holidays during which consumers tend to focus less on purchasing major household appliances.

Revenues and earnings in our recycling segment are impacted by seasonal variances, with the both the second and third quarters generally having higher levels of revenues and earnings.  This seasonality is due primarily to our utility customers supporting more marketing and advertising during the spring and summer months.  Our customers tend to promote the recycling programs more aggressively during the warmer months because they believe more people want to clean up their garages and basements during that time of the year.  However, some customers have shifted to marketing their appliance recycling programs year-round.

ARCA Advanced Processing, LLC (AAP) provides appliance recycling services for General Electric, acting through its GE Appliances business component.  We believe the AAP model is the future of appliance recycling and expect to open similar centers throughout the United States.  We cannot predict when these centers may open or if the appropriate volumes can be obtained to support the AAP model at future locations.

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

Reporting Period.  Operating results for the three months ended March 31, 2012 and April 2, 2011 are presented using 13-week periods.  The results of operations for any interim period are not necessarily indicative of the results for the year.

Results of Operations

The following table sets forth our consolidated financial data as a percentage of total revenues for the three months ended March 31, 2012 and April 2, 2011:

	Three Months Ended
	March 31, 2012	April 2, 2011
Revenues:
Retail	67.1%	64.2%
Recycling	17.9	19.2
Byproduct	15.0	16.6
Total revenues	100.0	100.0
Cost of revenues	74.1	70.0
Gross profit	25.9	30.0
Selling, general and administrative expenses	25.6	24.9
Operating income	0.3	5.1

Other income (expense):
Interest expense, net	(0.9)	(1.1)
Other income (expense), net	0.1	(0.1)
Income (loss) before income taxes and noncontrolling interest	(0.5)	3.9
Provision for (benefit of) income taxes	(0.3)	1.5
Net income (loss)	(0.2)	2.4
Net (income) loss attributable to noncontrolling interest	0.0	(0.2)
Net income (loss) attributable to controlling interest	(0.2)%	2.2%

The following table sets forth the key results of operations by segment for the three months ended March 31, 2012 and April 2, 2011 (dollars in millions):

	Three Months Ended
	March 31, 2012	April 2, 2011	% Change
Revenues:
Retail	$20.1	$19.6	2.3%
Recycling	9.3	10.3	(9.2)%
Total revenues	$29.4	$29.9	(1.7)%

Operating income (loss):
Retail	$0.1	$0.2	(46.6)%
Recycling	(0.0)	1.4	(102.6)%
Unallocated corporate costs	0.0	(0.1)	119.5%
Total operating income	$0.1	$1.5	(94.5)%

Our total revenues of $29.4 million for the first quarter or 2012 decreased $0.5 million or 1.7% from $29.9 million in the first quarter of 2011.  Retail segment revenues increased $0.5 million or 2.3% to $20.1 million compared to $19.6 million in the first quarter of 2012.  The increase was primarily related to revenues generated by our St. Cloud, Minnesota store that was not operating in the first quarter of 2011.  Recycling segment revenues decreased $1.0 million or 9.2% to $9.3 million compared to $10.3 million in the first quarter of 2011.  The decrease in recycling segment revenues is attributed primarily to two factors: (1) lower carbon offset revenues and (2) a 25% volume decrease in our utility programs.

Our total operating income of $0.1 million for the first quarter or 2012 decreased $1.4 million or 94.5% from $1.5 million in the first quarter of 2011.  The decrease is attributed primarily to the recycling segment.  During the first quarter of 2012 our recycling segment included the following items that were at variance to the first quarter of 2011:

1.              A 25% decrease in recycling volumes,

2.              Start-up costs related to opening new recycling centers in Nova Scotia, Canada and Louisville, Kentucky,

3.              Additional call center expenses,

4.              Increased transportation costs per unit, and

5.              Margin compression in our utility replacement programs.

Revenues.  Revenues for the three months ended March 31, 2012 and April 2, 2011 were as follows (dollars in millions):

	Three Months Ended
	March 31, 2012	April 2, 2011	% Change
Retail	$19.7	$19.2	2.8%
Recycling	5.3	5.7	(8.2)%
Byproduct	4.4	5.0	(11.2)%
	$29.4	$29.9	(1.7)%

Retail Revenues.  Our retail revenues of $19.7 million for the first quarter of 2012 increased $0.5 million or 2.8% from $19.2 million in the first quarter of 2011.  The increase in retail revenues was due primarily to revenues generated by our new store in St. Cloud, Minnesota.  Comparable store revenues from ApplianceSmart stores operating during the first quarters of 2012 and 2011 decreased 1.1%, which was better than the retail appliance industry decline of 8.7%.

Recycling Revenues.  Our recycling revenues of $5.3 million for the first quarter of 2012 decreased $0.4 million or 8.2% from $5.7 million in the first quarter of 2011.  Recycling revenues are comprised of two components: (1) appliance recycling revenues generated by collecting and recycling appliances for utilities and other sponsors of energy efficiency programs and (2) replacement program revenues generated by recycling and replacing old appliances with new energy efficient models for programs sponsored by utility companies.  Appliance recycling revenues decreased 17.6% to $3.0 million in the first quarter of 2012 compared to $3.6 million in the first quarter of 2011, due primarily to lower volumes in the our California, Canada and Illinois utility programs.  The number of units driving our appliance recycling revenues was down approximately 25% in the first quarter of 2012 compared to the same quarter of the prior year.  The decline is the result of our utility customers shifting advertising dollars to the spring and summer months to promote the recycling programs.  Replacement program revenues increased 8.1% to $2.3 million in the first quarter of 2012 compared to $2.1 million in the first quarter of 2011, primarily as the result of generating strong volumes from a Washington utility customer’s replacement program that was not operating in the first quarter of 2011.

Byproduct Revenues.  Our byproduct revenues of $4.4 million for the first quarter of 2012 decreased $0.6 million or 11.2% from $5.0 million in the first quarter of 2011.  The decrease in byproduct revenues was primarily the result of lower carbon offset revenues and lower recycling volumes.  Byproduct revenues in the first quarter of 2011 included our first transaction related to the sale of carbon offsets, which resulted in $0.4 million of byproduct revenue. We expect to continue to generate carbon offset revenues although the frequency of these transactions will vary based on volume levels and market conditions.  Byproduct revenues also include all of the revenues generated by AAP.  Revenues from AAP of $2.7 million in the first quarter of 2012 were flat compared to the first quarter of 2011.

Gross Profit.  Our gross profit of $7.6 million in the first quarter of 2012 decreased $1.4 million or 15.3% compared to $9.0 million in the first quarter of 2011.  Gross profit as a percentage of total revenues decreased to 25.9% for the first quarter of 2012 compared to 30.0% in the first quarter of 2011.  The decline in overall gross profit percentage was primarily the result of lower utility program margins.  Gross profit percentage for the recycling segment decreased to 23.4% for the first quarter of 2012 compared to 33.1% for the first quarter of 2011, primarily related to the following three factors: (1) a lower level of carbon offset revenues resulted in a 2.9 basis point decrease in the gross profit percentage, (2) increased transportation costs per unit resulted in a 2.5 basis point decrease in the gross profit percentage and (3) the remaining decrease was primarily attributed to generating lower profit margins in our replacement programs due to a combination of price compression and cost increases.  Gross profit percentage for the retail segment was 27.0% in the first quarter of 2012 compared to 28.4% in the first quarter of 2011, the decrease was due primarily to a sales shift in our product mix and to a lesser extent cost increases from manufacturers. We are selling a higher level of close-out and factory overrun appliances which typically have a smaller profit margin than special-buy appliances.

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

Selling, General and Administrative Expenses.  Our selling, general and administrative (“SG&A”) expenses of $7.5 million for the first quarter of 2012 were flat compared the same period of the prior year.  Our SG&A expenses as a percentage of total revenues increased to 25.6% in the first quarter of 2012 compared to 24.9% in the first quarter of 2011.  Selling expenses decreased $0.2 million to $4.7 million or 16.1% of total revenues in the first quarter of 2012 compared to $4.9 million or 16.1% of total revenues for the first quarter of 2011. The decrease in selling expenses was due primarily to a reduction in advertising expense of $0.3 million and partially offset by a $0.1 million increase in retail store expenses as a result of our new store in St. Cloud, Minnesota.  General and administrative expenses for the first quarter of 2012 increased $0.2 million to $2.8 million compared to general and administrative expenses of $2.6 million for the first quarter of 2011. The increase was related primarily recycling segment general and administrative expenses.  We incurred start-up costs related to opening new recycling centers in Nova Scotia, Canada and Louisville, Kentucky during the first quarter of 2012.  We expect to begin receiving recycling volumes during the second or third quarter.  Also, we incurred additional call center expenses related to implementing new call center technologies and programs.  We expect to begin realizing annualized costs savings of $40,000 to $80,000 starting in the second or third quarter of 2012.  The increase in recycling segment general and administrative expenses was partially offset by a $0.1 million decrease in corporate expenses compared to the first quarter of 2011. As a percentage of total revenues, general and administrative expenses increased to 9.5% for the first quarter of 2012 compared to 8.8% of total revenues for the first quarter of 2011.

Interest Expense.  Our interest expense decreased to $255,000 for the first quarter of 2012 compared to $319,000 for the first quarter of 2011.  During the first quarter of 2011, we paid one-time interest charges of $42,000 related to the repayment of debt that was not repeated in the first quarter of 2012.

Provision for Income Taxes.  We recorded a $0.1 million benefit from income taxes in the first quarter of 2012 compared to a provision for income taxes of $0.4 million in the first quarter of 2011.  The decrease in income tax expense was the result of pre-tax losses in the first quarter of 2012 compared to pre-tax income in the first quarter of 2011.

Noncontrolling Interest.  Noncontrolling interest represents 4301’s share of AAP’s net (income) loss.  Under the AAP joint venture agreement, ARCA and 4301 each have a 50% interest in AAP.  AAP reported a net loss of $22,000 for the first quarter of 2012, of which $11,000 represented the loss attributable to noncontrolling interest.  AAP reported a net income of $126,000 for the first quarter of 2011, of which $63,000 represented the income attributable to noncontrolling interest.

Liquidity and Capital Resources

Summary.  Cash and cash equivalents as of March 31, 2012 were $4.0 million compared to $4.4 million as of December 31, 2011.  Working capital, the excess of current assets over current liabilities, decreased to $11.2 million as of March 31, 2012 compared to $11.4 million as of December 31, 2011.  The slight decrease relates to the mix of current assets as compared to current liabilities.

The following table summarizes our cash flows for the three months ended March 31, 2012 and April 2, 2011 (in millions):

	Three months Ended
	March 31, 2012	April 2, 2011
Total cash and cash equivalents provided by (used in):
Operating activities	$1.8	$2.2
Investing activities	(0.4)	(0.6)
Financing activities	(1.9)	(0.6)
Effect of exchange rates on cash and cash equivalents	0.1	0.1
Increase in cash and cash equivalents	$(0.4)	$1.1

Operating Activities.  Our net cash provided by operating activities was $1.8 million for the quarter ended March 31, 2012 compared to $2.2 million for the quarter ended April 2, 2011.  The decrease in net cash provided by operating activities for the quarter ended March 31, 2012 was related primarily to our decrease in income attributable to controlling interest.

Investing Activities.  Our net cash used in investing activities was $0.4 million for the quarter ended March 31, 2012 compared to $0.6 million for the quarter ended April 2, 2011.  Net cash used in investing activities for the quarter ended March 31, 2012 was related entirely to capital expenditures.  The net cash used in investing activities for the quarter ended April 2, 2011 was primarily due to capital expenditures to complete the URT installation at AAP, which was partially offset by the release of a $0.4 million deposit required by our credit card processor in 2009.

Financing Activities.  Our net cash used in financing activities was $1.9 million for the quarter ended March 31, 2012 compared to $0.6 million for the quarter ended April 2, 2011.  Net cash used in financing activities for the quarter ended March 31, 2012 was related primarily to repayment of borrowings under our line of credit and long-term debt obligations.  Net cash used in financing activities for the quarter ended April 2, 2011 was related primarily to payment of $0.6 million in debt issuance costs.  For the quarter ended April 2, 2011 we received proceeds of $9.4 million from the issuance of debt and repaid $9.4 million on our other debt obligations and line of credit.

Sources of Liquidity.  Our principal sources of liquidity are cash from operations and borrowings under our revolving line of credit.  Our principal liquidity requirements consist of long-term debt obligations, capital expenditures and working capital.  We believe, based on the anticipated sales per retail store, the anticipated revenues from our recycling contracts and our anticipated gross profit, that our cash balance, anticipated funds generated from operations and our revolving line of credit will be sufficient to finance our operations, long-term debt obligations and capital expenditures through at least the next twelve months.  Our total capital requirements for the next twelve months will depend upon, among other things as discussed below, the number and size of retail stores operating during the period, the recycling volumes generated from recycling contracts during the period and our needs related to AAP.  Currently, we have 20 retail stores and 12 recycling centers, including AAP, in operation.  We may need additional capital to finance our operations if our revenues are lower than anticipated, our expenses are higher than anticipated or we pursue new opportunities.  Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (Common or Preferred Stock) or other financing opportunities.  There can be no assurance that such additional sources of financing will be available on terms satisfactory to us or permitted by our credit agreement.

Outstanding Indebtedness.  On January 24, 2011, we entered into a Revolving Credit, Term Loan and Security Agreement (“Revolving Credit Agreement”) with PNC Bank, National Association (“PNC”) that provides us with a $15.0 million revolving line of credit and a $2.55 million Term Loan.  The Term Loan is described later in this section.  The Revolving Credit Agreement has a stated maturity date of January 24, 2014, if not renewed.  The Revolving Credit Agreement is collateralized by a security interest in substantially all of our assets, and PNC is also secured by an inventory repurchase agreement with Whirlpool Corporation for Whirlpool purchases only.  We also issued a $750,000 letter of credit in favor of Whirlpool Corporation.  The interest rate on the revolving line of credit is PNC Base Rate plus 1.75%, or 1-, 2- or 3-month PNC LIBOR Rate plus 2.75%.  The PNC Base Rate shall mean, for any day, a fluctuating per annum rate of interest equal to the highest of (i) the interest rate per annum announced from time to time by PNC at its prime rate, (ii) the Federal Funds Open Rate plus ½ of 1%, and (iii) the one month LIBOR rate plus 100 basis points (1%).  As of March 31, 2012, the outstanding balance under the Revolving Credit Agreement was $9.0 million with a weighted average interest rate of 3.32%, which included both PNC LIBOR Rate and PNC Base Rate loans.  As of December 31, 2011, the outstanding balance under the Revolving Credit Agreement was $10.7 million with a weighted average interest rate of 3.72%, which included both PNC LIBOR Rate and PNC Base Rate loans.  The amount of revolving borrowings under the Revolving Credit Agreement is based on a formula using accounts receivable and inventories.  We may not have access to the full $15.0 million revolving line of credit due to the formula using accounts receivable and inventories, the amount of the letter of credit issued in favor of Whirlpool Corporation and the amount of outstanding loans between PNC and our AAP joint venture.  As of March 31, 2012 and December 31, 2011, our available borrowing capacity under the Revolving Credit Agreement was $5.2 million and $3.5 million, respectively.  The Revolving Credit Agreement requires, starting with the fiscal quarter ending April 2, 2011 and continuing at the end of each quarter thereafter, that we meet a minimum fixed charge coverage ratio of 1.10 to 1.00, measured on a trailing twelve-month basis.  The fixed charge coverage ratio for the quarter ended March 31, 2012 was 9.4 to 1.00.  The fixed charge coverage ratio for the fiscal year ended December 31, 2011 was 10.10 to 1.00.  The Revolving Credit Agreement limits investments we can purchase, the amount of other debt and leases we can incur, the amount of loans we can issue to our affiliates and the amount we can spend on fixed assets along with prohibiting the payment of dividends.  As of March 31, 2012 and December 31, 2011, we were in compliance with all the covenants of the Revolving Credit Agreement.

On January 24, 2011, we entered into a $2,550 term loan with PNC Bank to refinance the existing mortgage on our California facility.  The term loan is payable as follows, subject to acceleration upon the occurrence of an event of default or termination of the Revolving Credit Agreement: 119 consecutive monthly principal payments of $21 plus interest commencing on February 1, 2011 and continuing on the first day of each month thereafter followed by a 120th payment of all unpaid principal, interest and fees on February 1, 2021. The term loan is collateralized with our California facility located in Compton, California. The term loan bears interest at PNC Base Rate plus 2.25%, or 1-, 2- or 3-month PNC LIBOR Rate plus 3.25%.  As of March 31, 2012 and December 31, 2011, the interest rate was 5.50% for both periods.

On March 10, 2011, ARCA Advanced Processing, LLC entered into three separate commercial term loans (“Term Loans”) with Susquehanna Bank, pursuant to the guidelines of the U.S. Small Business Administration 7(a) Loan Program.  The total amount of the Term Loans is $4,750, split into three separate loans for $2,100; $1,400; and $1,250.  The Term Loan matures in ten years and bears an interest rate of Prime plus 2.75%.  As of March 31, 2012 and December 31, 2011, the interest rate was 6.00% for both periods.  Borrowings under the Term Loans are secured by substantially all of the assets of AAP along with liens on the business assets and certain personal assets of the owners of 4301 Operations, LLC. We are a guarantor of the Term Loans along with 4301 Operations, LLC and its owners.

The following table summarizes our borrowings as of March 31, 2012 and December 31, 2011 (in millions):

	March 31,	December 31,
	2012	2011
Line of credit	$9.0	$10.7
PNC term loan	2.2	2.3
Susquehanna bank term loans (1)	4.4	4.5
Other financing obligations and loans (1)	1.1	1.1
Capital leases and other financing obligations	0.3	0.3
	17.0	18.9
Less: current portion of debt	10.0	11.7
	$7.0	$7.2

(1) Represents notes from consolidating AAP.

Item 3.                   Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Impact of Inflation

Interest Rate Risk.  We do not believe there is any significant risk related to interest rate fluctuations on our long-term fixed-rate debt.  There is interest rate risk on the line of credit, PNC term loan and Susquehanna Bank term loans, since our interest rate floats.  The outstanding balance on our floating rate loans as of March 31, 2012 was approximately $15.6 million.  Based on average floating rate borrowings of $16.6 million, a hypothetical 100 basis point change in the applicable interest rate would have caused our interest expense to change by approximately $42,000 for the three months ended March 31, 2012.

Foreign Currency Exchange Rate Risk.  We currently generate revenues in Canada.  The reporting currency for our consolidated financial statements is U.S. dollars.  It is not possible to determine the exact impact of foreign currency exchange rate changes; however, the effect on reported revenue and net earnings can be estimated.  We estimate that the overall strength of the U.S. dollar against the Canadian dollar had an immaterial impact on the revenues and net income for the three months ended March 31, 2012.  We do not currently hedge foreign currency fluctuations and do not intend to do so for the foreseeable future.

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

Our management, including our Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at March 31, 2012. Based on that evaluation, our Chief Executive Officer concluded that, at March 31, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the first quarter of fiscal 2012, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

PART II.               Other Information

Item 1.                   Legal Proceedings

In February 2012, various individuals commenced a class action lawsuit against Whirlpool Corporation (“Whirlpool”) and various distributors of Whirlpool products, including Sears, The Home Depot, Lowe’s and us, alleging certain appliances sold by Whirlpool through its distribution chain, which includes us, were improperly designated with the ENERGY STAR® qualification rating established by the U.S. Department of Energy and the Environmental Protection Agency.  The claims against us include breach of warranty claims, as well as various State Consumer Protection claims.  The amount of the claim is, as yet, undetermined.  Whirlpool has offered to fully indemnify and defend its distributors in this lawsuit including us, and is in the process of engaging defense counsel to defend itself and the distributors.  We intend to monitor Whirlpool’s defense of the claims.

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

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                   Defaults Upon Senior Securities

None.

Item 5.                   Other Information

None.

Item 6.                   Exhibits

Exhibit Number	Description
10.1+	Amendment No. 2, dated March 22, 2012, to Revolving Credit, Term Loan and Security Agreement dated January 24, 2011 between PNC Bank, National Association and the Company.

31.1+	Certification by Chief Executive Officer and Acting Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification by Chief Executive Officer and Acting Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**

The following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Notes to Consolidated Financial Statements, and (v) document and entity information.

+                 Filed herewith.

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

Dated: May 10, 2012	APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
(Registrant)

	By	/s/ Edward R. Cameron
Edward R. Cameron
President, Chief Executive Officer and Acting Principal Financial Officer