Form 10-Q
period 2012-06-30
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2012-08-10
CIK 862861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

As of August 6, 2012, there were outstanding 5,555,927 shares of the registrant’s Common Stock, without par value.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

PART I.                 FINANCIAL INFORMATION

Item 1.                   Financial Statements

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,734	$4,401
Accounts receivable, net of allowance of $33 and $18, respectively	6,181	7,445
Inventories, net of reserves of $83 and $85, respectively	21,112	18,456
Other current assets	2,481	1,420
Deferred tax assets	173	173
Total current assets	33,681	31,895
Property and equipment, net	12,614	12,535
Goodwill	1,120	1,120
Other assets	1,127	1,232
Deferred income taxes	27	27
Total assets (a)	$48,569	$46,809

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,566	$4,323
Accrued expenses	4,936	4,453
Line of credit	11,903	10,685
Current maturities of long-term obligations	955	989
Total current liabilities	23,360	20,450

Long-term obligations, less current maturities	6,830	7,251
Deferred gain, net of current portion	609	853
Deferred income tax liabilities	875	875
Total liabilities (a)	31,674	29,429

Commitments and contingencies	—	—

Shareholders’ equity:
Common Stock, no par value; 10,000 shares authorized; issued and outstanding: 5,556 shares and 5,527 shares, respectively	20,492	20,338
Accumulated deficit	(5,504)	(4,797)
Accumulated other comprehensive loss	(372)	(361)
Total shareholders’ equity	14,616	15,180
Noncontrolling interest	2,279	2,200
	16,895	17,380
Total liabilities and shareholders’ equity	$48,569	$46,809

(a)

Assets of ARCA Advanced Processing, LLC (AAP), our consolidated variable interest entity (VIE) that can only be used to settle obligations of AAP were $11,383 and $11,771 as of June 30, 2012 and December 31, 2011, respectively. Liabilities of AAP for which creditors do not have recourse to the general credit of Appliance Recycling Centers of America, Inc. were $1,928 and $2,186 as of June 30, 2012 and December 31, 2011, respectively.

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Revenues:
Retail	$18,964	$18,385	$38,720	$37,604
Recycling	6,145	9,612	11,410	15,350
Byproduct	4,233	4,894	8,644	9,863
Total revenues	29,342	32,891	58,774	62,817

Costs of revenues	21,771	23,244	43,591	44,181
Gross profit	7,571	9,647	15,183	18,636
Selling, general and administrative expenses	7,764	7,394	15,292	14,855
Operating income (loss)	(193)	2,253	(109)	3,781

Other expense:
Interest expense, net	(279)	(284)	(533)	(602)
Other expense, net	(25)	(45)	(9)	(74)
Income (loss) before income taxes and noncontrolling interest	(497)	1,924	(651)	3,105
Provision for (benefit of) income taxes	54	(152)	(23)	292
Net income (loss)	(551)	2,076	(628)	2,813
Net income attributable to noncontrolling interest	(90)	(48)	(79)	(111)
Net income (loss) attributable to controlling interest	$(641)	$2,028	$(707)	$2,702

Income (loss) per common share:
Basic	$(0.12)	$0.37	$(0.13)	$0.49
Diluted	$(0.12)	$0.35	$(0.13)	$0.47

Weighted average common shares outstanding:
Basic	5,555	5,493	5,546	5,493
Diluted	5,555	5,820	5,546	5,801

Net income (loss)	$(551)	$2,076	$(628)	$2,813
Other comprehensive income (loss), net of tax:
Effect of foreign currency translation adjustments	(71)	17	(11)	85
Total other comprehensive income (loss), net of tax	(71)	17	(11)	85
Comprehensive income (loss)	(622)	2,093	(639)	2,898
Comprehensive income attributable to noncontrolling interest	(90)	(48)	(79)	(111)
Comprehensive income (loss) attributable to controlling interest	$(712)	$2,045	$(718)	$2,787

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Six Months Ended
	June 30,	July 2,
	2012	2011
Operating activities
Net income (loss)	$(628)	$2,813
Adjustments to reconcile net income (loss) to net cash and cash equivalents (used in) provided by operating activities:
Depreciation and amortization	609	667
Share-based compensation	68	213
Amortization of deferred gain	(244)	(244)
Amortization of debt issuance costs	99	93
Reversal of deferred tax asset valuation allowance	—	(917)
Excess tax benefits related to share-based compensation	—	(36)
Other	35	(4)
Changes in assets and liabilities:
Accounts receivable	1,256	(4,405)
Inventories	(2,656)	240
Other current assets	(1,064)	(713)
Other assets	(34)	31
Accounts payable and accrued expenses	1,726	1,822
Income taxes payable	—	803
Net cash flows (used in) provided by operating activities	(833)	363

Investing activities
Purchases of property and equipment	(625)	(1,316)
Decrease in restricted cash	—	701
Proceeds from sale of property and equipment	—	9
Net cash flows used in investing activities	(625)	(606)

Financing activities
Checks issued in excess of cash in bank	—	(42)
Net borrowings under line of credit	1,218	621
Payments on debt obligations	(503)	(7,771)
Proceeds from issuance of debt obligations	—	9,400
Proceeds from issuance of Common Stock	86	—
Payment of debt issuance costs	—	(669)
Excess tax benefits related to share-based compensation	—	36
Net cash flows provided by financing activities	801	1,575

Effect of changes in exchange rate on cash and cash equivalents	(10)	80

Increase (decrease) in cash and cash equivalents	(667)	1,412
Cash and cash equivalents at beginning of period	4,401	3,065
Cash and cash equivalents at end of period	$3,734	$4,477

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In Thousands)

	Six Months Ended
	June 30,	July 2,
	2012	2011
Supplemental disclosures of cash flow information
Cash payments for interest	$431	$502
Cash payments for income taxes	$123	$407

Non-cash investing and financing activities
Equipment acquired under capital leases and other financing obligations	$146	$33
Repayment of debt from trade-in of equipment	$87	$—

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share Amounts)

1.                                      Nature of Business and Basis of Presentation

Appliance Recycling Centers of America, Inc. and subsidiaries (“we,” the “Company” or “ARCA”) are in the business of providing turnkey appliance recycling and replacement services for electric utilities and other sponsors of energy efficiency programs.  We also sell new major household appliances through a chain of Company-owned stores under the name ApplianceSmart®.  In addition, we have a 50% interest in a joint venture operating under the name ARCA Advanced Processing, LLC (“AAP”), which recycles appliances from twelve states in the Northeast and Mid-Atlantic regions of the United States for General Electric Company (“GE”) acting through its GE Appliances business component.  These appliances include units manufactured by GE as well as by other manufacturers.

The accompanying consolidated financial statements of the Company are unaudited and have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and Article 8 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, normal and recurring adjustments and accruals considered necessary for a fair presentation for the periods indicated have been included.  Operating results for the three-month and six-month periods ended June 30, 2012 and July 2, 2011 are presented using 13-week and 26-week periods, respectively.  The results of operations for any interim period are not necessarily indicative of the results for the year.

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

AAP is a joint venture that was formed in October 2009 between ARCA and 4301 Operations, LLC (“4301”) to support ARCA’s agreement, as amended, with GE acting through its GE Appliances business component.  Both ARCA and 4301 have a 50% interest in AAP.  GE sells its recyclable appliances generated from twelve states in the Northeast and Mid-Atlantic regions of the United States to ARCA, which collects, processes and recycles the appliances.  These appliances include units manufactured by GE as well as by other manufacturers.  The agreement requires that ARCA will only recycle, and will not sell for re-use or resale, the recyclable appliances purchased from GE.  AAP established a regional processing center in Philadelphia, Pennsylvania, at which the recyclable appliances are processed.  The term of the agreement is for six years from the first date of appliance collection, which was March 31, 2010.  AAP commenced operations in February 2010 and has the exclusive rights to service the GE agreement as a subcontractor for ARCA.  The financial position and results of operations of AAP are consolidated in our financial statements based on our conclusion that AAP is a variable interest entity and because we have the ability to significantly influence the economic performance of the entity through our contractual agreement with GE.

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

2.                                Recent Accounting Pronouncements

Presentation of Comprehensive Income

In June 2011, the FASB issued an Accounting Standards Update (“ASU”) related to the presentation of comprehensive income.  This ASU amends the FASB Accounting Standards Codification (“Codification”) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  This ASU is effective for fiscal years beginning after December 15, 2011.  The adoption of this ASU did not have a material effect on our results of operations, financial position or cash flows.

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

3.                                      Significant Accounting Policies

Trade receivables:  We carry unsecured trade receivables at the original invoice amount less an estimate made for doubtful accounts based on a monthly review of all outstanding amounts.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions.  We write off trade receivables when we deem them uncollectible.  We record recoveries of trade receivables previously written off when we receive them.  We consider a trade receivable to be past due if any portion of the receivable balance is outstanding for more than ninety days.  We do not charge interest on past due receivables.  Our management considers the allowance for doubtful accounts of $33 and $18 to be adequate to cover any exposure to loss at June 30, 2012 and December 31, 2011, respectively.

Inventories:  Inventories, consisting principally of appliances, are stated at the lower of cost, determined on a specific identification basis, or market and consist of:

	June 30, 2012	December 31, 2011
Appliances held for resale	$20,657	$18,291
Processed metals from recycled appliances held for resale	538	250
Less provision for inventory obsolescence	(83)	(85)
	$21,112	$18,456

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

Property and equipment:  Property and equipment consists of the following:

	June 30, 2012	December 31, 2011
Land	$1,140	$1,140
Buildings and improvements	3,393	3,303
Equipment (including computer software)	19,951	19,472
Projects under construction	96	35
	24,580	23,950
Less accumulated depreciation and amortization	(11,966)	(11,415)
	$12,614	$12,535

Software development costs:  We capitalize software developed for internal use and are amortizing such costs over their estimated useful lives of three to five years.  Costs capitalized were $36 and $47 for the three months ended June 30, 2012 and July 2, 2011, respectively.  Costs capitalized were $85 and $76 for the six months ended June 30, 2012 and July 2, 2011, respectively.

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

Changes in our warranty accrual are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Beginning Balance	$66	$37	$71	$36
Standard accrual based on units sold	12	36	24	51
Actual costs incurred	(4)	(4)	(8)	(8)
Periodic accrual adjustments	(13)	(10)	(26)	(20)
Ending Balance	$61	$59	$61	$59

Share-based compensation:  We recognize share-based compensation expense on a straight-line basis over the vesting period for all share-based awards granted.  We use the Black-Scholes option pricing model to determine the fair value of awards at the grant date.  We calculate the expected volatility for stock awards using historical volatility.  We estimate a 0%-5% forfeiture rate for stock awards issued to all employees and members of the Board of Directors, but will continue to review these estimates in future periods.  The risk-free rates for the expected terms of the stock awards are based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected life represents the period that the stock awards are expected to be outstanding.  The expected dividend yield is zero as we have not paid or declared any cash dividends on our Common Stock.  Based on these valuations, we recognized share-based compensation expense of $32 and $114 for the three months ended June 30, 2012 and July 2, 2011, respectively, and $68 and $213 for the six months ended June 30, 2012 and July 2, 2011, respectively.  We estimate that the remaining expense for fiscal 2012 will be approximately $80 based on the value of stock awards outstanding as of June 30, 2012.  This estimate does not include any expense for additional awards that may be granted and vest during 2012.

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

Basic and diluted income (loss) per share:  Basic income per common share is computed based on the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued.  Potentially dilutive shares of Common Stock include unexercised stock options and warrants.  Basic per share amounts are computed, generally, by dividing net income (loss) attributable to controlling interest by the weighted average number of common shares outstanding.  Diluted per share amounts assume the conversion, exercise or issuance of all potential Common Stock instruments unless their effect is anti-dilutive, thereby reducing the loss or increasing the income per common share.  In calculating diluted weighted average shares and per share amounts, we included stock options and warrants with exercise prices below average market prices, for the respective reporting periods in which they were dilutive, using the treasury stock method.  We calculated the number of additional shares by assuming the outstanding stock options were exercised and that the proceeds from such exercises were used to acquire Common Stock at the average market price during the quarter.  For the three and six months ended June 30, 2012, we excluded 798 and 790, respectively, options and warrants from the diluted weighted average share outstanding calculation as the effect of these options and warrants is anti-dilutive due to the net loss incurred.  For the three and six months ended July 2, 2011, we excluded 232 and 251, respectively, options and warrants from the diluted weighted average share outstanding calculation as the effect of these options and warrants is anti-dilutive.

A reconciliation of the denominator in the basic and diluted income or loss per share is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Numerator:
Net income (loss) attributable to controlling interest	$(641)	$2,028	$(707)	$2,702

Denominator:
Weighted average shares outstanding — basic	5,555	5,493	5,546	5,493
Employee stock options	—	117	—	101
Stock warrants	—	210	—	207
Weighted average shares outstanding - diluted	5,555	5,820	5,546	5,801

Income (loss) per share:
Basic	$(0.12)	$0.37	$(0.13)	$0.49
Diluted	$(0.12)	$0.35	$(0.13)	$0.47

4.                                      Variable Interest Entity

The financial position and results of operations of AAP are consolidated in our financial statements based on our conclusion that AAP is a variable interest entity and because we have the ability to significantly influence the economic performance of the entity through our contractual agreement with GE.

The following table summarizes the assets and liabilities of AAP as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Assets
Current assets	$881	$1,134
Property and equipment, net	9,265	9,419
Goodwill	1,082	1,082
Other assets	155	136
	$11,383	$11,771

Liabilities
Accounts Payable	$652	$858
Accrued Expenses	250	250
Current maturities of long-term debt obligations	614	593
Long-term debt obligations, net of current maturities	4,760	5,022
Other liabilities (a)	549	647
	$6,825	$7,370

(a)          Other liabilities represent loans between ARCA and AAP that are eliminated in consolidation.

The following table summarizes the operating results of AAP for the three and six months ended June 30, 2012 and July 2, 2011:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Revenues	$2,725	$2,583	$5,433	$5,236
Gross profit	360	269	551	542
Operating income	290	185	355	379

5.                                      Other Assets

Other assets as of June 30, 2012 and December 31, 2011 consist of the following:

	June 30, 2012	December 31, 2011
Deposits	$429	$400
Recycling contract, net	299	339
Debt issuance costs, net	379	476
Patent Costs	20	17
	$1,127	$1,232

For both the three and six months ended June 30, 2012 and July 2, 2011, we recorded amortization expense of $20 and $40, respectively, related to our recycling contract.  For the three and six months ended June 30, 2012, we recorded non-cash interest expense of $50 and $99, respectively, related to debt issuance costs.  For the three and six months ended July 2, 2011, we recorded non-cash interest expense of $47 and $93, respectively, related to debt issuance costs.

6.                                      Accrued Expenses

Accrued expenses as of June 30, 2012 and December 31, 2011 consist of the following:

	June 30, 2012	December 31, 2011
Compensation and benefits	$1,077	$1,023
Accrued incentive and rebate checks	582	728
Accrued rent	1,275	1,336
Warranty expense	61	71
Accrued payables	740	408
Current portion of deferred gain on sale-leaseback of building	487	487
Deferred revenue	152	96
Other	562	304
	$4,936	$4,453

7.                                      Line of Credit

On January 24, 2011, we entered into a Revolving Credit, Term Loan and Security Agreement (“Revolving Credit Agreement”) with PNC Bank, National Association (“PNC”) that provides us with a $15,000 revolving line of credit.  See Note 9 for further discussion regarding the Term Loan entered into with PNC.  The Revolving Credit Agreement has a stated maturity date of January 24, 2014, if not renewed.  The Revolving Credit Agreement includes a lockbox agreement and a subjective acceleration clause and as a result we have classified the revolving line of credit as a current liability.  The Revolving Credit Agreement is collateralized by a security interest in substantially all of our assets and PNC is also secured by an inventory repurchase agreement with Whirlpool Corporation for Whirlpool purchases only.  We also issued a $750 letter of credit in favor of Whirlpool Corporation.  The Revolving Credit Agreement requires, starting with the fiscal quarter ending April 2, 2011 and continuing at the end of each quarter thereafter, that we meet a minimum fixed charge coverage ratio of 1.10 to 1.00, measured on a trailing twelve month basis.  The Revolving Credit Agreement limits investments we can purchase, the amount of other debt and leases we can incur, the amount of loans we can issue to our affiliates and the amount we can spend on fixed assets along with prohibiting the payment of dividends.  As of June 30, 2012, we were in compliance with all the covenants of the

Revolving Credit Agreement.  The interest rate on the revolving line of credit is PNC Base Rate plus 1.75%, or 1-, 2- or 3-month PNC LIBOR Rate plus 2.75%.  The PNC Base Rate shall mean, for any day, a fluctuating per annum rate of interest equal to the highest of (i) the interest rate per annum announced from time to time by PNC at its prime rate, (ii) the Federal Funds Open Rate plus ½ of 1%, and (iii) the one month LIBOR rate plus 100 basis points (1%).  As of June 30, 2012, the outstanding balance under the Revolving Credit Agreement was $11,903 with a weighted average interest rate of 3.73%, which included both PNC LIBOR Rate and PNC Base Rate loans.  As of December 31, 2011, the outstanding balance under the Revolving Credit Agreement was $10,685 with a weighted average interest rate of 3.72%, which included both PNC LIBOR Rate and PNC Base Rate loans.  The amount of revolving borrowings under the Revolving Credit Agreement is based on a formula using accounts receivable and inventories.  We may not have access to the full $15,000 revolving line of credit due to the formula using accounts receivable and inventories, the amount of the letter of credit issued in favor of Whirlpool Corporation and the amount of outstanding loans between PNC and our AAP joint venture.  As of June 30, 2012 and December 31, 2011, our available borrowing capacity under the Revolving Credit Agreement was $2,228 and $3,505, respectively.

8.                                      Deferred Gain

In connection with the September 25, 2009 sale-leaseback of our St. Louis Park, Minnesota, building, we recorded a deferred gain of $2,436.  The deferred gain is being amortized over the initial lease period of five years.  For both the three and six months ended June 30, 2012 and July 2, 2011, we amortized $122 and $244, respectively, of the deferred gain.  The deferred gain amortization is netted against rent expense as a component of selling, general and administrative expenses in the consolidated statements of operations.

9.                                      Borrowings

Long-term debt, capital lease and other financing obligations as of June 30, 2012 and December 31, 2011 consist of the following:

	June 30, 2012	December 31, 2011
Floating rate term loan, due in monthly installments of $21, plus interest, due February 2021, collateralized by land and building	$2,168	$2,295
Floating rate term loans, due in monthly installments of $54, including interest, due March 2021, collateralized by equipment	4,348	4,537
2.75% note, due in monthly installments of $3, including interest, due October 2024, collateralized by equipment	426	440
10.00% note, due in monthly installments of $10, including interest, due December 2014	341	400
Capital leases and other financing obligations	502	568
	7,785	8,240
Less current maturities	955	989
	$6,830	$7,251

On January 24, 2011, we entered into a $2,550 term loan with PNC Bank to refinance the existing mortgage on our California facility.  The term loan is payable as follows, subject to acceleration upon the occurrence of an event of default or termination of the Revolving Credit Agreement: 119 consecutive monthly principal payments of $21 plus interest commencing on February 1, 2011 and continuing on the first day of each month thereafter followed by a 120th payment of all unpaid principal, interest and fees on February 1, 2021. The term loan is collateralized with our California facility located in Compton, California. The term loan bears interest at PNC Base Rate plus 2.25%, or 1-, 2- or 3-month PNC LIBOR Rate plus 3.25%.  As of June 30, 2012 and December 31, 2011, the interest rate was 5.50%.

On March 10, 2011, ARCA Advanced Processing, LLC entered into three separate commercial term loans (“Term Loans”) with Susquehanna Bank, pursuant to the guidelines of the U.S. Small Business Administration 7(a) Loan Program.  The total amount of the Term Loans is $4,750, split into three separate loans for $2,100; $1,400; and $1,250.  The Term Loans mature in ten years and bear an interest rate of Prime plus 2.75%.  As of June 30, 2012 and December 31, 2011, the interest rate was 6.00%.  Borrowings under the Term Loans are secured by substantially all of the assets of AAP along with liens on the business assets and certain personal assets of the owners of 4301 Operations, LLC. We are a guarantor of the Term Loans along with 4301 Operations, LLC and its owners.

Capital leases and other financing obligations:  We acquire certain equipment under capital leases and other financing obligations.  The cost of the equipment was approximately $1,946 and $1,940 at June 30, 2012 and December 31, 2011, respectively.  Accumulated amortization at June 30, 2012 and December 31, 2011 was approximately $1,514 and $1,458, respectively.  Depreciation and amortization expense is included in cost of revenues and selling, general and administrative expenses.

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

11.                               Income Taxes

For the three and six months ended June 30, 2012, we recorded a provision for (benefit of) income taxes of $54 and $(23), respectively, related to our Canadian operations. We are not projecting a taxable loss in 2012 due to expatriating foreign earnings, however, as a result of limitations on the ability to utilize foreign tax credits expected to be generated in 2012, we have not recorded a tax benefit for U.S. losses incurred for the six months ended June 30, 2012.  For the three and six months ended July 2, 2011, we recorded a provision for (benefit of) income taxes of $(152) and $292, respectively.  We regularly evaluate both positive and negative evidence related to retaining a valuation allowance against our deferred tax assets.  The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  During the second quarter of 2011, we concluded, based on the assessment of all available evidence, including previous three-year cumulative income before infrequent and unusual items, a history of generating income before taxes for six consecutive quarters and estimates of future profitability, that it is more-likely-than-not that we would be able to realize a portion of our deferred tax assets in the future and recorded a $917 non-cash reversal of our deferred tax asset valuation allowance.   As a result of generating taxable income for the six months ended July 2, 2011, we recorded a provision for income taxes of $1,209 that was partially offset by the reversal of the deferred tax asset valuation allowance.

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  As of June 30, 2012 and December 311, 2011, we did not have any material uncertain tax positions.

It is our practice to recognize interest related to income tax matters as a component of interest expense and penalties as a component of selling, general and administrative expense.  As of June 30, 2012 and December 31, 2011, we had an immaterial amount of accrued interest and penalties.

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

We had no significant unrecognized tax benefits as of June 30, 2012 and December 31, 2011 that would reasonably be expected to affect our effective tax rate during the next twelve months.

12.                               Shareholders’ Equity

Stock options:  On May 12, 2011, our shareholders approved and adopted the 2011 Stock Compensation Plan (the “2011 Plan”).  The 2011 Plan authorizes the granting of awards in any of the following forms: (i) stock options, (ii) stock appreciation rights, and (iii) other share-based awards, including but not limited to restricted stock, restricted stock units or performance shares and expires on the earlier of May 12, 2021 or the date that all shares reserved under the 2011 Plan are issued or no longer available.  The 2011 Plan provides for the issuance of up to 700 shares of Common Stock pursuant to awards granted under the 2011 Plan.  Options granted to employees typically vest over two years while grants to non-employee directors vest in six months.  As of June 30, 2012, 45 options were outstanding under the 2011 Plan.  On May 10, 2012, we granted 30 options to non-employee directors with an exercise price $4.05 per share, a vesting period of six months and a weighted average fair value of $3.57 per share.  Our 2006 Stock Option Plan (the “2006 Plan”) expired on June 30, 2011, but the options outstanding under the 2006 Plan continue to be exercisable in accordance with their terms.  As of June 30, 2012, 481 options were outstanding to employees and non-employee directors under the 2006 Plan.  Our Restated 1997 Stock Option Plan (the “1997 Plan”) has expired, but the options outstanding under the expired 1997 Plan continue to be exercisable in accordance with their terms.  As of June 30, 2012, options to purchase an aggregate of 8 shares were outstanding under the 1997 Plan.

The following table summarizes the assumptions used to estimate the fair value of stock options granted on May 10, 2012 using the Black-Scholes Model:

May 10, 2012
Expected dividend yield	—
Expected stock price volatility	95.5%
Risk-free interest rate	1.87%
Expected life of options	10 years

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

The following tables present our segment information for periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Revenues:
Retail	$19,273	$18,809	$39,344	$38,428
Recycling	10,069	14,082	19,430	24,389
Total revenues	$29,342	$32,891	$58,774	$62,817

Operating income (loss):
Retail	$(559)	$91	$(458)	$283
Recycling	436	2,204	401	3,638
Unallocated corporate	(70)	(42)	(52)	(140)
Total operating income (loss)	$(193)	$2,253	$(109)	$3,781

Assets:
Retail	$22,399	$17,352	$22,399	$17,352
Recycling	19,699	22,830	19,699	22,830
Corporate assets not allocable	6,471	7,416	6,471	7,416
Total assets	$48,569	$47,598	$48,569	$47,598

Cash capital expenditures:
Retail	$131	$21	$170	$42
Recycling	152	285	202	1,132
Corporate assets not allocable	(8)	83	253	142
Total cash capital expenditures	$275	$389	$625	$1,316

Depreciation and amortization:
Retail	$54	$85	$112	$181
Recycling	155	119	299	235
Unallocated corporate	97	98	198	251
Total depreciation and amortization	$306	$302	$609	$667

Interest expense:
Retail	$98	$62	$178	$164
Recycling	118	143	240	301
Unallocated corporate	64	81	117	140
Total interest expense	$280	$286	$535	$605

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

Overview

We operate two reportable segments: retail and recycling.  Our retail segment is comprised of income generated from the sale of appliances through retail stores and includes a portion of our byproduct revenues from collected appliances.  Our recycling segment includes all income generated from collecting, recycling and installing appliances for utilities and other customers and includes a significant portion of our byproduct revenue, which is primarily generated through the recycling of appliances.  Our recycling segment also includes all income generated from our agreement with General Electric (GE) acting through its GE Appliances business component.  GE sells its recyclable appliances in certain regions of the United States to us and we collect, process and recycle the appliances.  These appliances include units manufactured by GE as well as by other manufacturers.  The agreement requires that we will only recycle, and will not sell for re-use or resale, the recyclable appliances purchased from GE.  We have established regional processing centers in Philadelphia and Louisville to support our agreement with GE.  The regional processing center in Philadelphia is operated by ARCA Advanced Processing, LLC (AAP) through a joint venture agreement between ARCA and 4301 Operations, LLC (4301).

Our business components are uniquely positioned in the industry to work together to provide a full array of appliance-related services.  ApplianceSmart, Inc.® operates twenty-one company-owned stores and sells new appliances directly to consumers and provides affordable ENERGY STAR® options for energy efficiency appliance replacement programs.  Our twelve regional centers process appliances at end of life to remove environmentally damaging substances and produce material byproducts for recycling for over 200 utilities in the U.S. and Canada.  AAP employs advanced technology to refine traditional appliance recycling techniques to achieve optimal revenue-generating and environmental benefits. We are also the exclusive North American distributor for UNTHA Recycling Technology (URT), one of the world’s leading manufacturers of technologically advanced refrigerator recycling systems and recycling facilities for electrical household appliances and electronic scrap.

We believe the GE contract and AAP model is the future of appliance recycling and expect to open similar centers throughout the United States.  We cannot predict when these centers may open or if the appropriate volumes can be obtained to support the AAP model at future locations.

Our retail segment is similar to many other retailers in that it is seasonal in nature.  Historically, the fourth quarter is our weakest quarter in terms of both revenues and earnings.  We believe this is primarily because the fourth quarter includes several holidays during which consumers tend to focus less on purchasing major household appliances.

Revenues and earnings in our recycling segment are impacted by seasonal variances, with the both the second and third quarters generally having higher levels of revenues and earnings.  This seasonality is due primarily to our utility customers supporting more marketing and advertising during the spring and summer months.  Our customers tend to promote the recycling programs more aggressively during the warmer months because they believe more people want to clean up their garages and basements during that time of the year.  However, the addition of the GE agreement and some customers shifting to marketing their appliance recycling programs year-round has helped to mitigate some seasonality.

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

Reporting Period.  Operating results for the three and six months ended June 30, 2012 and July 2, 2011 are presented using 13- and 26-week periods, respectively.  The results of operations for any interim period are not necessarily indicative of the results for the year.

Results of Operations

The following table sets forth our consolidated financial data as a percentage of total revenues for the three and six months ended June 30, 2012 and July 2, 2011:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Revenues:
Retail	64.7%	55.9%	65.9%	59.9%
Recycling	20.9	29.2	19.4	24.4
Byproduct	14.4	14.9	14.7	15.7
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues	74.2	70.7	74.2	70.3
Gross profit	25.8	29.3	25.8	29.7
Selling, general and administrative expenses	26.5	22.5	26.0	23.6
Operating income (loss)	(0.7)	6.8	(0.2)	6.1

Other expense:
Interest expense, net	(1.0)	(0.9)	(0.9)	(1.0)
Other expense, net	(0.1)	(0.1)	(0.0)	(0.1)
Income (loss) before income taxes and noncontrolling interest	(1.8)	5.8	(1.1)	5.0
Provision for (benefit of) income taxes	0.2	(0.5)	(0.0)	0.5
Net income (loss)	(2.0)	6.3	(1.1)	4.5
Net income attributable to noncontrolling interest	(0.3)	(0.1)	(0.1)	(0.2)
Net income (loss) attributable to controlling interest	(2.3)%	6.2%	(1.2)%	4.3%

For the Three Months Ended June 30, 2012 and July 2, 2011

The following table sets forth the key results of operations by segment for the three months ended June 30, 2012 and July 2, 2011 (dollars in millions):

	Three Months Ended
	June 30, 2012	July 2, 2011	% Change
Revenues:
Retail	$19.3	$18.8	2%
Recycling	10.0	14.1	(29)%
Total revenues	$29.3	$32.9	(11)%

Operating income (loss):
Retail	$(0.6)	$0.1	(714)%
Recycling	0.4	2.2	(80)%
Unallocated corporate costs	(0.0)	(0.0)	(67)%
Total operating income (loss)	$(0.2)	$2.3	(109)%

Our total revenues of $29.3 million for the second quarter of 2012 decreased $3.6 million or 11% from $32.9 million in the second quarter of 2011.  Retail segment revenues increased $0.5 million or 2% to $19.3 million compared to $18.8 million in the second quarter of 2012.  The increase was primarily related to revenues generated by our St. Cloud, Minnesota store that was not operating in the second quarter of 2011.  Recycling segment revenues decreased $4.1 million or 29% to $10.0 million compared to $14.1 million in the second quarter of 2011.  The decrease in recycling segment revenues is attributed primarily to 26% decline in our energy efficiency program volumes, which had an impact on fees charged and byproduct materials sold.  Also the second quarter of 2011 benefited from replacing and recycling over 3,000 additional refrigerators through a replacement contract in California that was not repeated this year.

Our total operating loss of $0.2 million for the second quarter of 2012 decreased $2.5 million compared to total operating income of $2.3 million in the second quarter of 2011.  The decline is primarily the result of a 26% downturn in energy efficiency program volumes and lower profit margins at ApplianceSmart stores.  We also incurred over $0.1 million in general and administrative expenses during the quarter related to opening a regional processing center in Louisville, opening a new retail store in July and additional call center expenses to implement new programs and technology.

Revenues.  Revenues for the three months ended June 30, 2012 and July 2, 2011 were as follows (dollars in millions):

	Three Months Ended
	June 30, 2012	July 2, 2011	% Change
Retail	$19.0	$18.4	3%
Recycling	6.1	9.6	(36)%
Byproduct	4.2	4.9	(14)%
	$29.3	$32.9	(11)%

Retail Revenues.  Our retail revenues of $19.0 million for the second quarter of 2012 increased $0.6 million or 3% from $18.4 million in the second quarter of 2011.  The increase in retail revenues was due primarily to revenues generated by our new store in St. Cloud, Minnesota.  Comparable store revenues from ApplianceSmart stores operating during the second quarters of 2012 and 2011 were flat, however; compared to the second quarter of 2011, ApplianceSmart stores increased its average appliance sale from $484 to $554 per unit.

Recycling Revenues.  Our recycling revenues of $6.1 million for the second quarter of 2012 decreased $3.5 million or 36% from $9.6 million in the second quarter of 2011.  Recycling revenues are comprised of two components: (1) appliance recycling revenues generated by collecting and recycling appliances for utilities and other sponsors of energy efficiency programs and (2) replacement program revenues generated by recycling and replacing old appliances with new energy efficient models for programs sponsored by utility companies.  Appliance recycling revenues decreased 30% to $3.4 million in the second quarter of 2012 compared to $4.9 million in the second quarter of 2011, due primarily to lower volumes in our California and Canada energy efficiency programs.  The number of units driving our appliance recycling revenues was down approximately 23% in the second quarter of 2012 compared to the same quarter of the prior year.  We also had a 9% decline in the average revenue per unit.  Replacement program revenues decreased 42% to $2.7 million in the second quarter of 2012 compared to $4.7 million in the second quarter of 2011.  The replacement program units were down approximately 3,600 units in the second quarter of 2012 compared to the same quarter of the prior year.  The second quarter of 2011 benefited from replacing and recycling over 3,000 additional refrigerators representing approximately $1.5 million in revenues that was not repeated in the second quarter of 2012.

Byproduct Revenues.  Our byproduct revenues of $4.2 million for the second quarter of 2012 decreased $0.7 million or 14% from $4.9 million in the second quarter of 2011.  The decrease in byproduct revenues was primarily the result of lower volumes generated from energy efficiency and replacement programs and to a lesser extent a decline in scrap metal prices that occurred later in the second quarter.  During the second quarter of 2012, we recognized $0.1 million in carbon offset revenues and expect to recognize another $0.4 million in the future pending the transfer and verification of the carbon offsets.  We continue to reclaim and inventory refrigerants and expect to generate carbon offset revenues in the future although the frequency of these transactions will vary based on volume levels and market conditions.  Byproduct revenues also include all of the revenues generated by AAP.  Revenues from AAP increased $0.1 million to $2.7 million in the second quarter of 2012 compared to $2.6 million in the second quarter of 2011.  The increase was primarily the result of recycling additional units under the GE agreement.

Gross Profit.  Our gross profit of $7.4 million in the second quarter of 2012 decreased $2.2 million or 22% compared to $9.6 million in the second quarter of 2011.  Gross profit as a percentage of total revenues decreased to 26% for the second quarter of 2012 compared to 29% in the second quarter of 2011.  The decline in overall gross profit percentage was due primarily to lower recycling volumes and lower retail profit margins.  Gross profit percentage for the recycling segment decreased to 26% for the second quarter of 2012 compared to 31% for the second quarter of 2011, primarily related to lower volumes from our energy efficiency and replacement programs and price compression within certain contracts.  The lower volumes and price compression resulted in higher transportation and processing costs per unit along with lower revenues covering the fixed costs of the regional processing centers.  Gross profit percentage for the retail segment was 26% in the second quarter of 2012 compared to 28% in the second quarter of 2011.  The decrease was due primarily to a shift in our product mix and cost increases from manufacturers.  We are selling a higher level of close-out and factory-overrun appliances which typically have a smaller profit margin than special-buy appliances.

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

Selling, General and Administrative Expenses.  Our selling, general and administrative (“SG&A”) expenses for the second quarter of 2012 increased $0.4 million to $7.8 million compared to $7.4 million for the same period of the prior year.  Our SG&A expenses as a percentage of total revenues increased to 27% in the second quarter of 2012 compared to 23% in the second quarter of 2011.  Selling expenses increased $0.4 million to $5.0 million or 17% of total revenues in the second quarter of 2012 compared to $4.6 million or 14% of total revenues for the second quarter of 2011.  The increase in selling expenses was due primarily to additional expenses as a result of new stores not open in the second quarter of 2011.  General and administrative expenses of $2.8 million for the second quarter of 2012 were flat compared to the second quarter of the prior year.  However, general and administrative expenses in the second quarter of 2012 included over $100,000 in expenses related to opening a new recycling center in Louisville for GE business, a new retail store in Minnesota and additional call center expenses related to implementing new programs and technology.

Provision for Income Taxes.  We recorded a $0.1 million provision for income taxes in the second quarter of 2012 compared to $0.2 million benefit of income taxes in the second quarter of 2011.  The provision recorded for the three months ended June 30, 2012 is related to our Canadian operations.  We are not projecting a taxable loss in 2012 due to expatriating foreign earnings, however, as a result of limitations on the ability to utilize foreign tax credits expected to be generated in 2012, we have not recorded a tax benefit for U.S. losses incurred for the three months ended June 30, 2012. At January 1, 2011, we recorded a full valuation allowance against our U.S. net deferred tax assets due to the uncertainty of their realization.  We regularly evaluate both positive and negative evidence related to retaining a valuation allowance against our deferred tax assets that are more-likely-than-not unable to be realized in future periods.  The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  During the second quarter of 2011, we concluded, based on the assessment of all available evidence, including previous three-year cumulative income before infrequent and unusual items, a history of generating income before taxes for six consecutive quarters and estimates of future profitability, that it is more-likely-than-

not that we would be able to realize a portion of our deferred tax assets in the future and recorded a $0.9 million non-cash reversal of our deferred tax asset. The reversal of the valuation allowance was partially offset by a $0.7 million provision for income taxes related to taxable income generated for the second quarter of 2011.

Noncontrolling Interest.  Noncontrolling interest represents 4301’s share of AAP’s net income.  Under the AAP joint venture agreement, ARCA and 4301 each have a 50% interest in AAP.  AAP reported a net income of $180,000 for the second quarter of 2012, of which $90,000 represented the income attributable to noncontrolling interest.  AAP reported a net income of $96,000 for the second quarter of 2011, of which $48,000 represented the income attributable to noncontrolling interest.

For the Six Months Ended June 30, 2012 and July 2, 2011

The following table sets forth the key results of operations by segment for the six months ended June 30, 2012 and July 2, 2011 (dollars in millions):

	Six Months Ended
	June 30, 2012	July 2, 2011	% Change
Revenues:
Retail	$39.4	$38.4	2%
Recycling	19.4	24.4	(20)%
Total revenues	$58.8	$62.8	(6)%

Operating income (loss):
Retail	$(0.5)	$0.3	(262)%
Recycling	0.4	3.6	(89)%
Unallocated corporate costs	(0.0)	(0.1)	63%
Total operating income (loss)	$(0.1)	$3.8	(103)%

Our total revenues of $58.8 million for the six months ended June 30, 2012 decreased $4.0 million or 6% compared to $62.8 million for the six months ended July 2, 2011.  Retail segment revenues accounted for 67% of total revenues for the six months ended June 30, 2012 compared to 61% in same period of 2011.  Recycling segment revenues and retail segment revenues each include a portion of byproduct revenues.  Retail segment revenues of $39.4 million for the six months ended June 30, 2012 increased $1.0 million or 2% compared to $38.4 million in the same period of 2011.  The increase was primarily related to revenues generated by our St. Cloud, Minnesota store that was not operating in the six months ended July 2, 2011.  Recycling segment revenues of $19.4 million for the six months ended June 30, 2012 decreased $5.0 million or 20% compared to $24.4 million in the same period of 2011.  The decrease in recycling segment revenues is attributed primarily to 25% decline in our energy efficiency program and replacement program volumes, which had an impact on fees charged and byproduct materials sold.  Also the second quarter of 2011 benefited from replacing and recycling over 3,000 additional refrigerators through a replacement contract in California that was not repeated this year.

Revenues.  Revenues for the six months ended June 30, 2012 and July 2, 2011 were as follows (dollars in millions):

	Six Months Ended
	June 30, 2012	July 2, 2011	% Change
Retail	$38.7	$37.6	3%
Recycling	11.4	15.3	(26)%
Byproduct	8.7	9.9	(12)%
	$58.8	$62.8	(6)%

Retail Revenues.  Our retail revenues of $38.7 million for the six months ended June 30, 2012 increased $1.1 million or 3% compared to $37.6 million for the six months ended July 2, 2011.  The increase in retail revenues was due primarily to revenues generated by our new store in St. Cloud, Minnesota.  Comparable store revenues from ApplianceSmart stores operating during the six months ended June 30, 2012 and July 2, 2012 were flat, however; compared to the same six month period of 2011, ApplianceSmart stores increased its average appliance sale from $498 to $538 per unit.

Recycling Revenues.  Our recycling revenues of $11.4 million for the six months ended June 30, 2012 decreased $3.9 million or 26% compared to $15.3 million in the same period of 2011.  Appliance recycling revenues decreased 25% to $6.4 million for the six months ended June 30, 2012 compared to $8.6 million in the same period of 2011, due primarily to a 25% decline in energy efficiency program volumes.  Replacement program revenues decreased 27% to $5.0 million for the six months ended June 30, 2012 compared to $6.7 million in the same period of 2011.  The replacement program units were down 3,250 units for the six months ended June 30, 2012 compared to the same period of the prior year.  The six month period ending July 2, 2011 benefited from replacing and recycling over 3,000 additional refrigerators representing approximately $1.5 million in revenues that was not repeated in the same period of 2012.

Byproduct Revenues.  Our byproduct revenues of $8.7 million for the six months ended June 30, 2012 decreased $1.2 million or 12% from $9.9 million in the same period of 2011.  The decrease in byproduct revenues was primarily the result lower volumes generated from energy efficiency and replacement programs and to a lesser extent a decline in scrap metal prices that occurred later in the second quarter.  During the latter part of the second quarter, we experienced a decline in scrap metal across the United States.  We are uncertain if this is a temporary decline and will have an impact on byproduct revenues for the remainder of 2012.  During the six month period ending June 30, 2012, we recognized $0.1 million in carbon offset revenues compared to $0.4 million in the same period of 2011.  We continue to reclaim and inventory refrigerants and expect to generate carbon offset revenues in the future although the frequency of these transactions will vary based on volume levels and market conditions.  Byproduct revenues also include all of the revenues generated by AAP.  Revenues from AAP increased $0.2 million to $5.4 million for the six months ended June 30, 2012 compared to $5.2 million in the same period of 2011.  The increase was primarily the result of recycling additional units under the GE agreement.

Gross Profit.  Our gross profit of $15.2 million for the six months ended June 30, 2012 decreased $3.4 million or 19% compared to $18.6 million for the six months ended July 2, 2011.  Gross profit as a percentage of total revenues decreased to 26% for the six months ended June 30, 2012 compared to 30% in the same period of 2011.  The gross profit percentage for the recycling segment decreased to 25% for the six months ended June 30, 2012 compared to 32% in the same period 2011.  The decrease is primarily related to lower volumes from our energy efficiency and replacement programs and a lower carbon offset sales.  The lower volumes resulted in higher transportation and processing costs per unit along with lower revenues covering the fixed costs of the regional processing centers.  The gross profit percentage for the retail segment decreased to 27% for the six months ended June 30, 2012 compared to 28% in the same period of 2011.  The decrease was due primarily to a shift in our product mix and cost increases from manufacturers.  We are selling a higher level of close-out and factory-overrun appliances which typically have a smaller profit margin than special-buy appliances.

Selling, General and Administrative Expenses.  Our selling, general and administrative (“SG&A”) expenses of $15.3 million for the six months ended June 30, 2012 increased $0.4 million or 3% compared to $14.9 million for the six months ended July 2, 2011.  Our SG&A expenses as a percentage of total revenues increased to 26% for the six months ended June 30, 2012 compared to 24% in the same period of 2011.  Selling expenses of $9.7 million for the six months ended June 30, 2012 increased 3% or $0.2 million compared to $9.5 million in the same period of 2011.  The increase in selling expenses was due primarily to additional expenses to operate new retail stores and partially offset by a reduction in advertising expenses.  General and administrative expenses of $5.6 million for the six months ended June 30, 2012 increased 3% or $0.2 million compared to $5.4 million in the same period of 2011.  General and administrative expenses for the six month period ended June 30, 2012 included over $250,000 in expenses related to opening a new recycling center in Louisville for GE business, a new retail store in Minnesota and additional call center expenses related to implementing new programs and technology.

Interest Expense.  Our interest expense decreased $0.1 million to $0.5 million for the six months ended June 30, 2012 compared to $0.6 million for the six months ended July 2, 2011.  The decrease is related primarily to a lower weighted-average balance outstanding on our debt obligations.

Provision for Income Taxes.  We recorded a $23,000 benefit of income taxes for the six months ended June 30, 2012 compared to a provision for income taxes of $0.3 million for the six months ended July 2, 2011.  The benefit recorded for the six months ended June 30, 2012 is related to our Canadian operations.  We are not projecting a taxable loss in 2012 due to expatriating foreign earnings, however, as a result of limitations on the ability to utilize foreign tax credits expected to be generated in 2012, we have not recorded a tax benefit for U.S. losses incurred for the six months ended June 30, 2012.  As a result of generating taxable income for the six months ended July 2, 2011, we recorded a provision for income taxes of $1.2 million.  The provision for income taxes was partially offset by recording a $0.9 million discrete item related to the reversal of a portion of our deferred tax asset valuation allowance during the second quarter of 2011.  During first quarter of 2011, we recognized $36,000 related to windfall tax benefits from share-based compensation, which were recorded to Common Stock on the consolidated balance sheets.

Noncontrolling Interest.  Noncontrolling interest represents 4301’s share of AAP’s net (income) loss.  Under the AAP joint venture agreement, ARCA and 4301 each have a 50% interest in AAP.  AAP reported net income of $158,000 for the six months ended June 30, 2012, of which $79,000 represented the income attributable to noncontrolling interest.  AAP reported a net income of $222,000 for the six months ended July 2, 2011, of which $111,000 represented the income attributable to noncontrolling interest.

Liquidity and Capital Resources

Summary.  Cash and cash equivalents as of June 30, 2012 were $3.7 million compared to $4.4 million as of December 31, 2011.  Working capital, the excess of current assets over current liabilities, decreased to $10.3 million as of June 30, 2012 compared to $11.4 million as of December 31, 2011.  The decrease is primarily related to carrying more inventories in our ApplianceSmart stores.

The following table summarizes our cash flows for the six months ended June 30, 2012 and July 2, 2011 (in millions):

	Six months Ended
	June 30, 2012	July 2, 2011
Total cash and cash equivalents provided by (used in):
Operating activities	$(0.8)	$0.3
Investing activities	(0.7)	(0.6)
Financing activities	0.8	1.6
Effect of exchange rates on cash and cash equivalents	(0.0)	0.1
Increase (decrease) in cash and cash equivalents	$(0.7)	$1.4

Operating Activities.  Our net cash used in operating activities was $0.8 million for the six months ended June 30, 2012 compared to cash provided by operating activities of $0.3 million for the six months ended July 2, 2011.  The change in operating cash was primarily the result of carrying higher inventories at our ApplianceSmart stores and the year-to-date net loss.

Investing Activities.  Our net cash used in investing activities was $0.7 million for the six months ended June 30, 2012 compared to $0.6 million for the six months ended July 2, 2011.  Net cash used in investing activities for the six months ended June 30, 2012 was related entirely to purchases of property and equipment.  The net cash used in investing activities for the six months ended July 2, 2011 was primarily due to capital expenditures to complete the URT installation at AAP, which was partially offset by the release of a $0.7 million deposit required by our credit card processor in 2009.

Financing Activities.  Our net cash provided financing activities was $0.8 million for the six months ended June 30, 2012 compared to $1.6 million for the six months ended July 2, 2011.  Net cash provided financing activities for the six months ended June 30, 2012 was related primarily to borrowings under our line of credit offset by the repayment of long-term debt obligations.  Net cash provided by financing activities for the six months ended July 2, 2011 was related primarily to cash proceeds from refinancing short-term debt obligations net of $0.7 million in debt issuance costs and borrowings under our line of credit.

Sources of Liquidity.  Our principal sources of liquidity are cash from operations and borrowings under our revolving line of credit. Our principal liquidity requirements consist of long-term debt obligations, capital expenditures and working capital.  We believe, based on the anticipated sales per retail store, the anticipated revenues from our recycling contracts and our anticipated gross profit, that our cash balance, anticipated funds generated from operations and our revolving line of credit will be sufficient to finance our operations, long-term debt obligations and capital expenditures through at least the next twelve months.  Our total capital requirements for the next twelve months will depend upon, among other things the number and size of retail stores operating during the period, the recycling volumes generated from recycling contracts during the period and our needs related to AAP.  Currently, we have 21 retail stores and 12 recycling centers, including AAP, in operation.  We may need additional capital to finance our operations if our revenues are lower than anticipated, our expenses are higher than anticipated or we pursue new opportunities.  Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (Common or Preferred Stock) or other financing opportunities.  There can be no assurance that such additional sources of financing will be available on terms satisfactory to us or permitted by our credit agreement.

Outstanding Indebtedness.  On January 24, 2011, we entered into a Revolving Credit, Term Loan and Security Agreement (“Revolving Credit Agreement”) with PNC Bank, National Association (“PNC”) that provides us with a $15.0 million revolving line of credit and a $2.55 million Term Loan.  The Term Loan is described later in this section.  The Revolving Credit Agreement has a stated maturity date of January 24, 2014, if not renewed.  The Revolving Credit Agreement is collateralized by a security interest in substantially all of our assets, and PNC is also secured by an inventory repurchase agreement with Whirlpool Corporation for Whirlpool purchases only.  We also issued a $750,000 letter of credit in favor of Whirlpool Corporation.  The interest rate on the revolving line of credit is PNC Base Rate plus 1.75%, or 1-, 2- or 3-month PNC LIBOR Rate plus 2.75%.  The PNC Base Rate shall mean, for any day, a fluctuating per annum rate of interest equal to the highest of (i) the interest rate per annum announced from time to time by PNC at its prime rate, (ii) the Federal Funds Open Rate plus ½ of 1%, and (iii) the one month LIBOR rate plus 100 basis points (1%).  As of June 30, 2012, the outstanding balance under the Revolving Credit Agreement was $11.9 million with a weighted average interest rate of 3.73%, which included both PNC LIBOR Rate and PNC Base Rate loans.  As of December 31, 2011, the outstanding balance under the Revolving Credit Agreement was $10.7 million with a weighted average interest rate of 3.72%, which included both PNC LIBOR Rate and PNC Base Rate loans.  The amount of revolving borrowings under the Revolving Credit Agreement is based on a formula using accounts receivable and inventories.  We may not have access to the full $15.0 million revolving line of credit due to the formula using accounts receivable and inventories, the amount of the letter of credit issued in favor of Whirlpool Corporation and the amount of outstanding loans between PNC and our AAP joint venture.  As of June 30, 2012 and December 31, 2011, our available borrowing capacity under the Revolving Credit Agreement was $2.2 million and $3.5 million, respectively.  The Revolving Credit Agreement requires, starting with the fiscal quarter ending April 2, 2011 and continuing at the end of each quarter thereafter, that we meet a minimum fixed charge coverage ratio of 1.10 to 1.00, measured on a trailing twelve-month basis.  The fixed charge coverage ratio for the quarter ended June 30, 2012 was 2.12 to 1.00.  The fixed charge coverage ratio for the fiscal year ended December 31, 2011 was 10.10 to 1.00.  The Revolving Credit Agreement limits investments we can purchase, the amount of other debt and leases we can incur, the amount of loans we can issue to our affiliates and the amount we can spend on fixed assets along with prohibiting the payment of dividends.  As of June 30, 2012 and December 31, 2011, we were in compliance with all the covenants of the Revolving Credit Agreement.

On January 24, 2011, we entered into a $2.55 million term loan with PNC Bank to refinance the existing mortgage on our California facility.  The term loan is payable as follows, subject to acceleration upon the occurrence of an event of default or termination of the Revolving Credit Agreement: 119 consecutive monthly principal payments of $21,000 plus interest commencing on February 1, 2011 and continuing on the first day of each month thereafter followed by a 120th payment of all unpaid principal, interest and fees on February 1, 2021. The term loan is collateralized with our California facility located in Compton, California. The term loan bears interest at PNC Base Rate plus 2.25%, or 1-, 2- or 3-month PNC LIBOR Rate plus 3.25%.  As of June 30, 2012 and December 31, 2011, the interest rate was 5.50% for both periods.

On March 10, 2011, ARCA Advanced Processing, LLC entered into three separate commercial term loans (“Term Loans”) with Susquehanna Bank, pursuant to the guidelines of the U.S. Small Business Administration 7(a) Loan Program.  The total amount of the Term Loans is $4.75 million, split into three separate loans for $2.1 million; $1.4 million; and $1.25 million.  The Term Loan matures in ten years and bears an interest rate of Prime plus 2.75%.  As of June 30, 2012 and December 31, 2011, the interest rate was 6.00% for both periods.  Borrowings under the Term Loans are secured by substantially all of the assets of AAP along with liens on the business assets and certain personal assets of the owners of 4301 Operations, LLC. We are a guarantor of the Term Loans along with 4301 Operations, LLC and its owners.

The following table summarizes our borrowings as of June 30, 2012 and December 31, 2011 (in millions):

	June 30,	December 31,
	2012	2011
Line of credit	$11.9	$10.7
PNC term loan	2.2	2.3
Susquehanna bank term loans (1)	4.3	4.5
Other financing obligations and loans (1)	1.0	1.1
Capital leases and other financing obligations	0.3	0.3
	19.7	18.9
Less: current portion of debt	12.9	11.7
	$6.8	$7.2

(1) Represents notes from consolidating AAP.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Impact of Inflation

Interest Rate Risk.  We do not believe there is any significant risk related to interest rate fluctuations on our long-term fixed-rate debt.  There is interest rate risk on the line of credit, PNC term loan and Susquehanna Bank term loans, since our interest rate floats.  The outstanding balance on our floating rate loans as of June 30, 2012 was approximately $18.4 million.  Based on average floating rate borrowings of $18.0 million, a hypothetical 100 basis point change in the applicable interest rate would have caused our interest expense to change by approximately $45,000 and $90,000 for the three and six months ended June 30, 2012, respectively.

Foreign Currency Exchange Rate Risk.  We currently generate revenues in Canada.  The reporting currency for our consolidated financial statements is U.S. dollars.  It is not possible to determine the exact impact of foreign currency exchange rate changes; however, the effect on reported revenue and net earnings can be estimated.  We estimate that the overall strength of the U.S. dollar against the Canadian dollar had an immaterial impact on the revenues and net income for the three and six months ended June 30, 2012.  We do not currently hedge foreign currency fluctuations and do not intend to do so for the foreseeable future.

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

Our management, including our Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at June 30, 2012. Based on that evaluation, our Chief Executive Officer concluded that, at June 30, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the second quarter of fiscal 2012, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101**

The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Comprehensive Income (Loss), (iii) the Unaudited Consolidated Statements of Cash Flows, (iv) the Notes to Unaudited Consolidated Financial Statements, and (v) document and entity information.

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

Dated: August 10, 2012	APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
(Registrant)

	By	/s/ Edward R. Cameron
Edward R. Cameron
President, Chief Executive Officer and Acting Principal Financial Officer