Form 10-Q
period 2012-09-29
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2012-11-09
CIK 862861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 29, 2012

or

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

As of November 7, 2012, there were outstanding 5,555,927 shares of the registrant’s Common Stock, without par value.

Table of Contents

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

PART I.                 FINANCIAL INFORMATION

Item 1.	Financial Statements

 APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	September 29, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,777	$4,401
Accounts receivable, net of allowance of $7 and $18, respectively	7,305	7,445
Inventories, net of reserves of $162 and $85, respectively	20,516	18,456
Other current assets	2,157	1,420
Deferred tax assets	173	173
Total current assets	32,928	31,895
Property and equipment, net	12,469	12,535
Goodwill	1,120	1,120
Other assets	1,062	1,232
Deferred income taxes	28	27
Total assets (a)	$47,607	$46,809
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,335	$4,323
Accrued expenses	4,868	4,453
Line of credit	12,457	10,685
Current maturities of long-term obligations	2,800	989
Total current liabilities	25,460	20,450
Long-term obligations, less current maturities	4,754	7,251
Deferred gain, net of current portion	487	853
Deferred income tax liabilities	988	875
Total liabilities (a)	31,689	29,429
Commitments and contingencies
Shareholders’ equity:
Common Stock, no par value; 10,000 shares authorized; issued and outstanding: 5,556 shares and 5,527 shares, respectively	20,554	20,338
Accumulated deficit	(6,586)	(4,797)
Accumulated other comprehensive loss	(252)	(361)
Total shareholders’ equity	13,716	15,180
Noncontrolling interest	2,202	2,200
	15,918	17,380
Total liabilities and shareholders’ equity	$47,607	$46,809

(a) Assets of ARCA Advanced Processing, LLC (AAP), our consolidated variable interest entity (VIE), that can only be used to settle obligations of AAP were $11,188 and $11,771 as of September 29, 2012 and December 31, 2011, respectively. Liabilities of AAP for which creditors do not have recourse to the general credit of Appliance Recycling Centers of America, Inc. were $1,682 and $2,186 as of September 29, 2012 and December 31, 2011, respectively.

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Revenues:
Retail	$17,286	$18,745	$56,006	$56,349
Recycling	7,025	11,350	18,435	26,700
Byproduct	4,665	5,762	13,309	15,625
Total revenues	28,976	35,857	87,750	98,674
Costs of revenues	22,253	25,766	65,844	69,947
Gross profit	6,723	10,091	21,906	28,727
Selling, general and administrative expenses	7,457	7,163	22,749	22,018
Operating income (loss)	(734)	2,928	(843)	6,709
Other income (expense):
Interest expense, net	(299)	(278)	(832)	(880)
Other income (expense), net	(13)	56	(22)	(18)
Income (loss) before income taxes and noncontrolling interest	(1,046)	2,706	(1,697)	5,811
Provision for income taxes	113	1,000	90	1,292
Net income (loss)	(1,159)	1,706	(1,787)	4,519
Net loss (income) attributable to noncontrolling interest	77	50	(2)	(61)
Net income (loss) attributable to controlling interest	$(1,082)	$1,756	$(1,789)	$4,458

Income (loss) per common share:
Basic	$(0.19)	$0.32	$(0.32)	$0.81
Diluted	$(0.19)	$0.30	$(0.32)	$0.77

Weighted average common shares outstanding:
Basic	5,556	5,493	5,549	5,493
Diluted	5,556	5,821	5,549	5,809

Net income (loss)	$(1,159)	$1,706	$(1,787)	$4,519
Other comprehensive income (loss), net of tax:
Effect of foreign currency translation adjustments	120	(225)	109	(140)
Total other comprehensive income (loss), net of tax	120	(225)	109	(140)
Comprehensive income (loss)	(1,039)	1,481	(1,678)	4,379
Comprehensive loss (income) attributable to noncontrolling interest	77	50	(2)	(61)
Comprehensive income (loss) attributable to controlling interest	$(962)	$1,531	$(1,680)	$4,318

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended
	September 29, 2012	October 1, 2011
Operating activities
Net income (loss)	$(1,787)	$4,519
Adjustments to reconcile net income (loss) to net cash and cash equivalents (used in) provided by operating activities:
Depreciation and amortization	907	981
Share-based compensation	130	333
Amortization of deferred gain	(366)	(366)
Amortization of debt issuance costs	148	142
Deferred taxes	113	—
Reversal of deferred tax asset valuation allowance	—	(917)
Excess tax benefits related to share-based compensation	—	(36)
Other	35	(4)
Changes in assets and liabilities:
Accounts receivable	132	(3,213)
Inventories	(2,060)	(2,440)
Other current assets	(735)	(734)
Other assets	(38)	240
Accounts payable and accrued expenses	1,427	3,250
Income taxes payable	—	1,487
Net cash flows (used in) provided by operating activities	(2,094)	3,242

Investing activities
Purchases of property and equipment	(742)	(1,530)
Decrease in restricted cash	—	701
Proceeds from sale of property and equipment	—	9
Net cash flows used in investing activities	(742)	(820)

Financing activities
Checks issued in excess of cash in bank	—	(42)
Net borrowings (payments) under line of credit	1,772	(1,304)
Payments on debt obligations	(748)	(8,062)
Proceeds from issuance of debt obligations	—	9,400
Proceeds from issuance of Common Stock	86	—
Payment of debt issuance costs	—	(669)
Excess tax benefits related to share-based compensation	—	36
Net cash flows provided by (used in) financing activities	1,110	(641)
Effect of changes in exchange rate on cash and cash equivalents	102	(146)

Increase (decrease) in cash and cash equivalents	(1,624)	1,635
Cash and cash equivalents at beginning of period	4,401	3,065
Cash and cash equivalents at end of period	$2,777	$4,700

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In Thousands)

	Nine Months Ended
	September 29, 2012	October 1, 2011
Supplemental disclosures of cash flow information
Cash payments for interest	$680	$729
Cash payments for income taxes	$123	$721

Non-cash investing and financing activities
Equipment acquired under capital leases and other financing obligations	$159	$253
Repayment of debt from trade-in of equipment	$87	$—

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

The accompanying consolidated financial statements of the Company are unaudited and have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and Article 8 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, normal and recurring adjustments and accruals considered necessary for a fair presentation for the periods indicated have been included.  Operating results for the three-month and nine-month periods ended September 29, 2012 and October 1, 2011 are presented using 13-week and 39-week periods, respectively.  The results of operations for any interim period are not necessarily indicative of the results for the year.

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

ApplianceSmart, Inc., a Minnesota corporation, is a wholly-owned subsidiary that was formed through a corporate reorganization in July 2011 to hold our business of selling new major household appliances through a chain of Company-owned retail stores.  ARCA Canada Inc., a Canadian corporation, is a wholly-owned subsidiary that was formed in September 2006 to provide turnkey recycling services for electric utility energy efficiency programs.  ARCA Recycling, Inc., a California corporation, is a wholly-owned subsidiary that was formed in November 1991 to provide turnkey recycling services for electric utility efficiency programs.  The operating results of our wholly-owned subsidiaries are consolidated in our financial statements.

AAP is a joint venture that was formed in October 2009 between ARCA and 4301 Operations, LLC (“4301”) to support ARCA’s agreement, as amended, with GE acting through its GE Appliances business component.  Both ARCA and 4301 have a 50% interest in AAP.  GE sells its recyclable appliances generated from twelve states in the Northeast and Mid-Atlantic regions of the United States to ARCA, which collects, processes and recycles the appliances.  These appliances include units manufactured by GE as well as by other manufacturers.  The agreement requires that ARCA will only recycle, and will not sell for re-use or resale, the recyclable appliances purchased from GE.  AAP established a regional processing center in Philadelphia, Pennsylvania, at which the recyclable appliances are processed.  The term of the agreement is for 6 years from the first date of appliance collection, which was March 31, 2010.  AAP commenced operations in February 2010 and has the exclusive rights to service the GE agreement as a subcontractor for ARCA.  The financial position and results of operations of AAP are consolidated in our financial statements based on our conclusion that AAP is a variable interest entity and because we have the ability to significantly influence the economic performance of the entity through our contractual agreement with GE.

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

2.                                Recent Accounting Pronouncements

Presentation of Comprehensive Income

In June 2011, the FASB issued an Accounting Standards Update (“ASU”) related to the presentation of comprehensive income.  This ASU amended the FASB Accounting Standards Codification (“Codification”) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  This ASU is effective for fiscal years beginning after December 15, 2011.  The adoption of this ASU did not have a material effect on our results of operations, financial position or cash flows.

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

3.                                      Significant Accounting Policies

Trade receivables:  We carry unsecured trade receivables at the original invoice amount less an estimate made for doubtful accounts based on a monthly review of all outstanding amounts.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions.  We write off trade receivables when we deem them uncollectible.  We record recoveries of trade receivables previously written off when we receive them.  We consider a trade receivable to be past due if any portion of the receivable balance is outstanding for more than ninety days.  We do not charge interest on past due receivables.  Our management considers the allowance for doubtful accounts of $7 and $18 to be adequate to cover any exposure to loss at September 29, 2012 and December 31, 2011, respectively.

Inventories:  Inventories, consisting principally of appliances, are stated at the lower of cost, determined on a specific identification basis, or market and consist of:

	September 29, 2012	December 31, 2011
Appliances held for resale	$20,432	$18,291
Processed metals from recycled appliances held for resale	246	250
Less provision for inventory obsolescence	(162)	(85)
	$20,516	$18,456

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

Property and equipment:  Property and equipment consists of the following:

	September 29, 2012	December 31, 2011
Land	$1,140	$1,140
Buildings and improvements	3,425	3,303
Equipment (including computer software)	20,047	19,472
Projects under construction	113	35
	24,725	23,950
Less accumulated depreciation and amortization	(12,256)	(11,415)
	$12,469	$12,535

Software development costs:  We capitalize software developed for internal use and are amortizing such costs over their estimated useful lives of three years.  Costs capitalized were $30 and $57 for the three months ended September 29, 2012 and October 1, 2011, respectively.  Costs capitalized were $115 and $133 for the nine months ended September 29, 2012 and October 1, 2011, respectively.

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

Changes in our warranty accrual are as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Beginning Balance	$61	$59	$71	$36
Standard accrual based on units sold	10	35	34	86
Actual costs incurred	(4)	(4)	(12)	(12)
Periodic accrual adjustments	(12)	(12)	(38)	(32)
Ending Balance	$55	$78	$55	$78

Share-based compensation:  We recognize share-based compensation expense on a straight-line basis over the vesting period for all share-based awards granted.  We use the Black-Scholes option pricing model to determine the fair value of awards at the grant date.  We calculate the expected volatility for stock awards using historical volatility.  We estimate a 0%-5% forfeiture rate for stock awards issued to all employees and members of the Board of Directors, but will continue to review these estimates in future periods.  The risk-free rates for the expected terms of the stock awards are based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected life represents the period that the stock awards are expected to be outstanding.  The expected dividend yield is zero as we have not paid or declared any cash dividends on our Common Stock.  Based on these valuations, we recognized share-based compensation expense of $62 and $120 for the three months ended September 29, 2012 and October 1, 2011, respectively, and $130 and $333 for the nine months ended September 29, 2012 and October 1, 2011, respectively.  We estimate that the remaining expense for fiscal 2012 will be approximately $40 based on the value of stock awards outstanding as of September 29, 2012.  This estimate does not include any expense for additional awards that may be granted and vest during 2012.

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

Basic and diluted income (loss) per share:  Basic income (loss) per common share is computed based on the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued.  Potentially dilutive shares of Common Stock include unexercised stock options and warrants.  Basic per share amounts are computed, generally, by dividing net income (loss) attributable to controlling interest by the weighted average number of common shares outstanding.  Diluted per share amounts assume the conversion, exercise or issuance of all potential Common Stock instruments unless their effect is anti-dilutive, thereby reducing the loss or increasing the income per common share.  In calculating diluted weighted average shares and per share amounts, we included stock options and warrants with exercise prices below average market prices, for the respective reporting periods in which they were dilutive, using the treasury stock method.  We calculated the number of additional shares by assuming the outstanding stock options were exercised and that the proceeds from such exercises were used to acquire Common Stock at the average market price during the quarter.  For the three and nine months ended September 29, 2012, we excluded 816 and 798, respectively, options and warrants from the diluted weighted average share outstanding calculation as the effect of these options and warrants is anti-dilutive due to the net loss incurred.  For the three and nine months ended October 1, 2011, we excluded 246 and 264, respectively, options and warrants from the diluted weighted average share outstanding calculation as the effect of these options and warrants is anti-dilutive.

A reconciliation of the denominator in the basic and diluted income or loss per share is as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Numerator:
Net income (loss) attributable to controlling interest	$(1,082)	$1,756	$(1,789)	$4,458

Denominator:
Weighted average shares outstanding — basic	5,556	5,493	5,549	5,493
Employee stock options	—	118	—	108
Stock warrants	—	210	—	208
Weighted average shares outstanding - diluted	5,556	5,821	5,549	5,809

Income (loss) per share:
Basic	$(0.19)	$0.32	$(0.32)	$0.81
Diluted	$(0.19)	$0.30	$(0.32)	$0.77

4.                                      Variable Interest Entity

The financial position and results of operations of AAP are consolidated in our financial statements based on our conclusion that AAP is a variable interest entity and because we have the ability to significantly influence the economic performance of the entity through our contractual agreement with GE.

The following table summarizes the assets and liabilities of AAP as of September 29, 2012 and December 31, 2011:

	September 29, 2012	December 31, 2011
Assets
Current assets	$780	$1,134
Property and equipment, net	9,174	9,419
Goodwill	1,082	1,082
Other assets	152	136
	$11,188	$11,771
Liabilities
Accounts payable	$549	$858
Accrued expenses	161	250
Current maturities of long-term debt obligations	624	593
Long-term debt obligations, net of current maturities	4,600	5,022
Other liabilities (a)	849	647
	$6,783	$7,370

(a)          Other liabilities represent loans between ARCA and AAP that are eliminated in consolidation.

The following table summarizes the operating results of AAP for the three and nine months ended September 29, 2012 and October 1, 2011:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Revenues	$2,956	$3,042	$8,389	$8,278
Gross profit (loss)	(15)	45	536	587
Operating income (loss)	(71)	(3)	284	376

5.                                      Other Assets

Other assets as of September 29, 2012 and December 31, 2011 consist of the following:

	September 29, 2012	December 31, 2011
Deposits	$433	$400
Recycling contract, net	279	339
Debt issuance costs, net	329	476
Patent costs	21	17
	$1,062	$1,232

For both the three and nine months ended September 29, 2012 and October 1, 2011, we recorded amortization expense of $20 and $60, respectively, related to our recycling contract.  For the three and nine months ended September 29, 2012, we recorded non-cash interest expense of $49 and $148, respectively, related to debt issuance costs.  For the three and nine months ended October 1, 2011, we recorded non-cash interest expense of $49 and $142, respectively, related to debt issuance costs.

6.                                      Accrued Expenses

Accrued expenses as of September 29, 2012 and December 31, 2011 consist of the following:

	September 29, 2012	December 31, 2011
Compensation and benefits	$1,247	$1,023
Accrued incentive and rebate checks	582	728
Accrued rent	1,215	1,336
Warranty expense	55	71
Accrued payables	737	408
Current portion of deferred gain on sale-leaseback of building	487	487
Deferred revenue	90	96
Other	455	304
	$4,868	$4,453

7.                                      Line of Credit

On January 24, 2011, we entered into a Revolving Credit, Term Loan and Security Agreement (“Credit Agreement”) with PNC Bank, National Association (“PNC”) that provides us with a $15,000 revolving line of credit.  See Note 9 for further discussion regarding the Term Loan entered into with PNC.  The Credit Agreement has a stated maturity date of January 24, 2014, if not renewed.  The Credit Agreement includes a lockbox agreement and a subjective acceleration clause and as a result we have classified the revolving line of credit as a current liability.  The Credit Agreement is collateralized by a security interest in substantially all of our assets and PNC is also secured by an inventory repurchase agreement with Whirlpool Corporation for Whirlpool purchases only.  We also issued a $750 letter of credit in favor of Whirlpool Corporation.  The Credit Agreement requires, starting with the fiscal quarter ending April 2, 2011 and continuing at the end of each quarter thereafter, that we meet a minimum fixed charge coverage ratio of 1.10 to 1.00, measured on a trailing twelve month basis.  The Credit Agreement limits investments we can purchase, the amount of other debt and leases we can incur, the amount of loans we can issue to our affiliates and the amount we can spend on fixed assets along with prohibiting the payment of dividends.  The interest rate on the revolving line of credit is PNC Base Rate plus 1.75%, or 1-, 2- or 3-month PNC LIBOR Rate plus 2.75%.  The PNC Base Rate shall mean, for any day, a fluctuating per annum rate of interest equal to the highest of (i) the interest rate per annum announced from time to time by PNC at its prime rate, (ii) the Federal Funds Open Rate plus ½ of 1%, and (iii) the One month LIBOR rate plus 100 basis points (1%).  As of September 29, 2012, the outstanding balance under the Credit Agreement was $12,457 with a weighted average interest rate of 3.39%, which included both PNC LIBOR Rate and PNC Base Rate loans.  As of December 31, 2011, the outstanding balance under the Credit Agreement was $10,685 with a weighted average interest rate of 3.72%, which included both PNC LIBOR Rate and PNC Base Rate loans.  The amount of revolving borrowings under the Credit Agreement is based on a formula using accounts receivable and inventories.  We may not have access to the full $15,000 revolving line of credit due to the formula using accounts receivable and inventories, the amount of the letter of credit issued in favor of Whirlpool Corporation and the amount of outstanding loans between PNC and our AAP joint venture.  As of September 29, 2012 and December 31, 2011, our available borrowing capacity under the Credit Agreement was $1,664 and $3,505, respectively.

As of September 29, 2012, we were not in compliance with the minimum fixed charge coverage ratio covenant and the limitation on loans to affiliates under the Credit Agreement with PNC.

•	The fixed charge coverage ratio for the twelve months ended September 29, 2012 was -1.55 to 1.00. The fixed charge coverage ratio for the fiscal year ended December 31, 2011 was 10.10 to 1.00.

•
The Credit Agreement provides that the outstanding balance of loans from us to AAP will not exceed specified amounts ($800 until June 30, 2012, $550 from July 1, 2012 through December 31, 2012, and $300 thereafter). The outstanding balance of loans to AAP exceeded the permitted amount as of July 27, 2012 and at certain dates thereafter. As of November 7, 2012, the outstanding balance of such loans was $750.

These covenant violations are “events of default” under the Credit Agreement and entitle PNC to certain remedies, including but not limited to increasing the interest rate on our obligations under the Credit Agreement by two percentage points, retroactive to the date the default first occurred (July 27, 2012), limiting our available borrowings, or declaring the entire amount of our obligations immediately due and payable. On October 23, 2012, we received a letter from PNC (“default notice”) notifying us that we had failed to comply with the covenant regarding loans to AAP and that PNC was reserving all rights and remedies available to it under the Credit Agreement or otherwise, but PNC has not increased the interest rate or accelerated the obligations. We have made all required payments of principal and interest under the Credit Agreement.

We are currently engaged in discussions with PNC regarding our plans for regaining compliance with such covenants. In connection with those negotiations, we are working with a financial consultant to identify strategies to improve profitability, cash liquidity and other measures we can take to improve our financial performance.

8.                                      Deferred Gain

In connection with the September 25, 2009 sale-leaseback of our St. Louis Park, Minnesota, building, we recorded a deferred gain of $2,436.  The deferred gain is being amortized over the initial lease period of five years.  For both the three and nine months ended September 29, 2012 and October 1, 2011, we amortized $122 and $366, respectively, of the deferred gain.  The deferred gain amortization is netted against rent expense as a component of selling, general and administrative expenses in the consolidated statements of comprehensive income (loss).

9.                                      Borrowings

Long-term debt, capital lease and other financing obligations as of September 29, 2012 and December 31, 2011 consist of the following:

	September 29, 2012	December 31, 2011
Floating rate term loan, due in monthly installments of $21, plus interest, due February 2021, collateralized by land and building	$2,104	$2,295
Floating rate term loans, due in monthly installments of $54, including interest, due March 2021, collateralized by equipment	4,252	4,537
2.75% note, due in monthly installments of $3, including interest, due October 2024, collateralized by equipment	418	440
10.00% note, due in monthly installments of $10, including interest, due December 2014	311	400
Capital leases and other financing obligations	469	568
	7,554	8,240
Less current maturities	2,800	989
	$4,754	$7,251

On January 24, 2011, we entered into a $2,550 term loan with PNC Bank to refinance the existing mortgage on our California facility.  The term loan is payable as follows, subject to acceleration upon the occurrence of an event of default or termination of the Revolving Credit Agreement: 119 consecutive monthly principal payments of $21 plus interest commencing on February 1, 2011 and continuing on the first day of each month thereafter followed by a 120th payment of all unpaid principal, interest and fees on February 1, 2021. The term loan is collateralized with our California facility located in Compton, California. The term loan bears interest at PNC Base Rate plus 2.25%, or 1-, 2- or 3-month PNC LIBOR Rate plus 3.25%.  As of September 29, 2012 and December 31, 2011, the interest rate was 5.50%.

In connection with the letter from PNC (“default notice”) notifying us that we had failed to comply with the covenant regarding loans to AAP and that PNC was reserving all rights and remedies available to it under the Credit Agreement or otherwise, including the right to declare the entire amount due and payable. PNC has not accelerated the obligations, but as a result of its right to do so we have reclassified $1,849 of long-term debt as current liabilities as of September 29, 2012. See Note 7 for further discussion regarding the Credit Agreement entered into with PNC.

On March 10, 2011, ARCA Advanced Processing, LLC entered into three separate commercial term loans (“Term Loans”) with Susquehanna Bank, pursuant to the guidelines of the U.S. Small Business Administration 7(a) Loan Program.  The total amount of the Term Loans is $4,750, split into three separate loans for $2,100; $1,400; and $1,250.  The Term Loans mature in ten years and bear an interest rate of Prime plus 2.75%.  As of September 29, 2012 and December 31, 2011, the interest rate was 6.00%.  Borrowings under the Term Loans are secured by substantially all of the assets of AAP along with liens on the business assets and certain personal assets of the owners of 4301 Operations, LLC. We are a guarantor of the Term Loans along with 4301 Operations, LLC and its owners.

Capital leases and other financing obligations:  We acquire certain equipment under capital leases and other financing obligations.  The cost of the equipment was approximately $1,974 and $1,940 at September 29, 2012 and December 31, 2011, respectively.  Accumulated amortization at September 29, 2012 and December 31, 2011 was approximately $1,555 and $1,458, respectively.  Depreciation and amortization expense is included in cost of revenues and selling, general and administrative expenses.

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

11.                               Income Taxes

For the three and nine months ended September 29, 2012, we recorded a provision for income taxes of $113 and $90, respectively, related primarily to the expected tax impact of repatriating cash from Canada to the U.S. We are expecting to realize a benefit from carrying back the taxable loss expected to be generated in 2012 and therefore, no additional valuation allowance was recorded for the deferred tax assets as September 29, 2012.  For the three and nine months ended October 1, 2011, we recorded a provision for income taxes of $1,000 and $1,292, respectively.  We regularly evaluate both positive and negative evidence related to retaining a valuation allowance against our deferred tax assets.  The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carry forwards are expected to be available to reduce taxable income.  During the second quarter of 2011, we concluded, based on the assessment of all available evidence, including previous three-year cumulative income before infrequent and unusual items, a history of generating income before taxes for six consecutive quarters and estimates of future profitability, that it is more-likely-than-not that we would be able to realize a portion of our deferred tax assets in the future and recorded a $917 non-cash reversal of our deferred tax asset valuation allowance.   As a result of generating taxable income for the nine months ended October 1, 2011, we recorded a provision for income taxes of $2,209 that was partially offset by the reversal of the deferred tax asset valuation allowance.

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  As of September 29, 2012 and December 31, 2011, we did not have any material uncertain tax positions.

It is our practice to recognize interest related to income tax matters as a component of interest expense and penalties as a component of selling, general and administrative expense.  As of September 29, 2012 and December 31, 2011, we had an immaterial amount of accrued interest and penalties.

We are subject to income taxes in the U.S. federal jurisdiction, foreign jurisdictions and various state jurisdictions.  Tax regulations from each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  With few exceptions, we are no longer subject to U.S. federal, foreign, state or local income tax examinations by tax authorities for the years before 2009.  We are not currently under examination by any taxing jurisdiction.

We had no significant unrecognized tax benefits as of September 29, 2012 and December 31, 2011 that would reasonably be expected to affect our effective tax rate during the next twelve months.

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

The 2011 Plan provides for the issuance of up to 700 shares of Common Stock pursuant to awards granted under the 2011 Plan.  Options granted to employees typically vest over two years while grants to non-employee directors vest in six months.  As of September 29, 2012, 52 options were outstanding under the 2011 Plan.  On May 10, 2012, we granted 30 options to non-employee directors with an exercise price $4.05 per share, a vesting period of 6 months and a weighted average fair value of $3.57 per share.

On August 2, 2012, we granted 7 options to non-employee directors with an exercise price $4.01 per share, a vesting period of 6 months and a weighted average fair value of $3.52 per share.  Our 2006 Stock Option Plan (the “2006 Plan”) expired on June 30, 2011, but the options outstanding under the 2006 Plan continue to be exercisable in accordance with their terms.  As of September 29, 2012, 481 options were outstanding to employees and non-employee directors under the 2006 Plan.  Our Restated 1997 Stock Option Plan (the “1997 Plan”) has expired, but the options outstanding under the expired 1997 Plan continue to be exercisable in accordance with their terms.  As of September 29, 2012, options to purchase an aggregate of 8 shares were outstanding under the 1997 Plan.

The following table summarizes the assumptions used to estimate the fair value of stock options granted on May 10, 2012 and August 2, 2012 using the Black-Scholes Model:

	May 10, 2012	August 2, 2012
Expected dividend yield	—	—
Expected stock price volatility	95.5%	95.4%
Risk-free interest rate	1.87%	1.50%
Expected life of options	10 years	10 years

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

The following tables present our segment information for periods indicated:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Revenues:
Retail	$17,572	$19,185	$56,915	$57,613
Recycling	11,404	16,672	30,835	41,061
Total revenues	$28,976	$35,857	$87,750	$98,674

Operating income (loss):
Retail	$(961)	$199	$(1,419)	$483
Recycling	194	2,900	595	6,537
Unallocated corporate	33	(171)	(19)	(311)
Total operating income (loss)	$(734)	$2,928	$(843)	$6,709

Assets:
Retail	$21,588	$20,155	$21,588	$20,155
Recycling	20,319	21,273	20,319	21,273
Corporate assets not allocable	5,700	7,771	5,700	7,771
Total assets	$47,607	$49,199	$47,607	$49,199

Cash capital expenditures:
Retail	$52	$32	$222	$74
Recycling	30	83	232	1,215
Corporate assets not allocable	35	99	288	241
Total cash capital expenditures	$117	$214	$742	$1,530

Depreciation and amortization:
Retail	$58	$78	$170	$259
Recycling	145	140	444	375
Unallocated corporate	95	96	293	347
Total depreciation and amortization	$298	$314	$907	$981

Interest expense:
Retail	$105	$70	$284	$233
Recycling	115	156	354	458
Unallocated corporate	81	53	198	193
Total interest expense	$301	$279	$836	$884

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

The forward-looking statements contained in this quarterly report, and other written and oral forward-looking statements made by us from time to time, are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements.  Any forward-looking information regarding our operations will be affected primarily by the speed at which individual retail stores reach profitability, the volume of appliance sales, the strength of energy conservation recycling programs and general economic conditions affecting consumer demand for appliances.  Any forward-looking information will also be affected by our continued ability to purchase product from our suppliers at acceptable prices, the ability of individual retail stores to meet planned revenue levels, the number of retail stores, costs and expenses being realized at higher than expected levels, our ability to secure an adequate supply of special-buy appliances for resale, the ability to secure appliance recycling and replacement contracts with sponsors of energy efficiency programs, the ability of customers to supply units under their recycling contracts with us, the performance of our consolidated variable interest entity and the continued availability of our current line of credit.  Other factors that might cause such a difference include, but are not limited to, those discussed in Item 1A “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2011.

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our operations and financial condition.  This discussion should be read with the consolidated financial statements appearing in Item 1.

Overview

We operate two reportable segments: retail and recycling.  Our retail segment is comprised of income generated from the sale of appliances through ApplianceSmart® stores and includes a portion of our byproduct revenues from collected appliances.  Our recycling segment includes all income generated from collecting, recycling and installing appliances for utilities and other customers and includes a significant portion of our byproduct revenue, which is primarily generated through the recycling of appliances.  Our recycling segment also includes all income generated from our agreement with General Electric (GE) acting through its GE Appliances business component.  GE sells its recyclable appliances in certain regions of the United States to us and we collect, process and recycle the appliances.  These appliances include units manufactured by GE as well as by other manufacturers.  The agreement requires that we will only recycle, and will not sell for re-use or resale, the recyclable appliances purchased from GE.  We have established regional processing centers in Philadelphia and Louisville to support our agreement with GE.  The regional processing center in Philadelphia is operated by ARCA Advanced Processing, LLC (AAP) through a joint venture agreement between ARCA and 4301 Operations, LLC (4301).

Our business components are uniquely positioned in the industry to work together to provide a full array of appliance-related services.  ApplianceSmart operates twenty company-owned stores and sells new appliances directly to consumers and provides affordable ENERGY STAR® options for energy efficiency appliance replacement programs.  Our twelve regional centers process appliances at end of life to remove environmentally damaging substances and produce material byproducts for recycling for over 200 utilities in the U.S. and Canada.  AAP employs advanced technology to refine traditional appliance recycling techniques to achieve optimal revenue-generating and environmental benefits. We are also the exclusive North American distributor for UNTHA Recycling Technology (URT), one of the world’s leading manufacturers of technologically advanced refrigerator recycling systems and recycling facilities for electrical household appliances and electronic scrap.

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

Revenues and earnings in our recycling segment are impacted by seasonal variances, with the both the second and third quarters generally having higher levels of revenues and earnings.  During the third quarter of 2012, we experienced an unanticipated decline in energy efficiency program volumes throughout most of our contracts as compared to previous third quarters. We believe this is due to economic uncertainty and tighter budgets at electric utilities. This seasonality is due primarily to our utility customers supporting more marketing and advertising during the spring and summer months.  Our customers tend to promote the recycling programs more aggressively during the warmer months because they believe more people want to clean up their garages and basements during that time of the year.  However, the addition of the GE agreement and some customers shifting to marketing their appliance recycling programs year-round has helped to mitigate some seasonality.

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

Reporting Period.  Operating results for the three and nine months ended September 29, 2012 and October 1, 2011 are presented using 13- and 39-week periods, respectively.  The results of operations for any interim period are not necessarily indicative of the results for the year.

Results of Operations

The following table sets forth our consolidated financial data as a percentage of total revenues for the three and nine months ended September 29, 2012 and October 1, 2011:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Revenues:
Retail	59.7%	52.2%	63.8%	57.1%
Recycling	24.2	31.7	21.0	27.1
Byproduct	16.1	16.1	15.2	15.8
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues	76.8	71.9	75.0	70.9
Gross profit	23.2	28.1	25.0	29.1
Selling, general and administrative expenses	25.7	20.0	25.9	22.3
Operating income (loss)	(2.5)	8.1	(0.9)	6.8
Other expense:
Interest expense, net	(1.0)	(0.8)	(0.9)	(0.9)
Other expense, net	—	0.2	—	—
Income (loss) before income taxes and noncontrolling interest	(3.5)	7.5	(1.8)	5.9
Provision for income taxes	0.4	2.8	0.1	1.3
Net income (loss)	(3.9)	4.7	(1.9)	4.6
Net income attributable to noncontrolling interest	0.3	0.1	—	(0.1)
Net income (loss) attributable to controlling interest	(3.6)%	4.8%	(1.9)%	4.5%

For the Three Months Ended September 29, 2012 and October 1, 2011

The following table sets forth the key results of operations by segment for the three months ended September 29, 2012 and October 1, 2011 (dollars in millions):

	Three Months Ended
	September 29, 2012	October 1, 2011	% Change
Revenues:
Retail	$17.6	$19.2	(8)%
Recycling	11.4	16.7	(32)%
Total revenues	$29.0	$35.9	(19)%

Operating income (loss):
Retail	$(0.9)	$0.2	(550)%
Recycling	0.2	2.9	(93)%
Unallocated corporate costs	—	(0.2)	(100)%
Total operating income (loss)	$(0.7)	$2.9	(124)%

Our total revenues of $29.0 million for the third quarter of 2012 decreased $6.9 million or 19% from $35.9 million in the third quarter of 2011.  Retail segment revenues decreased $1.6 million or 8% to $17.6 million compared to $19.2 million in the third quarter of 2011.  The decrease was primarily related to a decline in same store revenues and partially offset by revenues generated by two new stores that were not operating in the third quarter of 2011.  Recycling segment revenues decreased $5.3 million or 32% to $11.4 million compared to $16.7 million in the third quarter of 2011.  The decrease in recycling segment revenues is attributed primarily to 32% decline in our energy efficiency program volumes, which had an impact on fees charged and byproduct materials sold.  Also the third quarter of 2011 benefited from replacing and recycling over 3,000 additional refrigerators through a replacement contract in California that was not repeated this year.

Our total operating loss of $0.7 million for the third quarter of 2012 decreased $3.6 million compared to total operating income of $2.9 million in the third quarter of 2011.  The decline is primarily the result of a downturn in energy efficiency program volumes along with lower sales and profit margins at ApplianceSmart stores.

Revenues.  Revenues for the three months ended September 29, 2012 and October 1, 2011 were as follows (dollars in millions):

	Three Months Ended
	September 29, 2012	October 1, 2011	% Change
Retail	$17.3	$18.7	(7)%
Recycling	7.0	11.4	(39)%
Byproduct	4.7	5.8	(19)%
	$29.0	$35.9	(19)%

Retail Revenues.  Our retail revenues of $17.3 million for the third quarter of 2012 decreased $1.4 million or 7% from $18.7 million in the third quarter of 2011.  The decrease in retail revenues was due primarily to a 14% decrease in same store revenues and partially offset by revenues generated from our two new stores that were not operating during the third quarter of 2011. In October 2012, we closed an under performing store in our Georgia market. We are evaluating other under performing stores with outcomes ranging from expense containment to store closure.

Recycling Revenues.  Our recycling revenues of $7.0 million for the third quarter of 2012 decreased $4.4 million or 39% from $11.4 million in the third quarter of 2011.  Recycling revenues are comprised of two components: (1) appliance recycling revenues generated by collecting and recycling appliances for utilities and other sponsors of energy efficiency programs and (2) replacement program revenues generated by recycling and replacing old appliances with new energy efficient models for programs sponsored by utility companies.  Appliance recycling revenues decreased 26% to $4.1 million in the third quarter of 2012 compared to $5.6 million in the third quarter of 2011, due primarily to lower volumes.  The number of units driving our appliance recycling revenues was down approximately 28% in the third quarter of 2012 compared to the same quarter of the prior year.  Replacement program revenues decreased 50% to $2.9 million in the third quarter of 2012 compared to $5.8 million in the third quarter of 2011.  The replacement program units were down approximately 57% or 5,800 units in the third quarter of 2012 compared to the same quarter of the prior year.  The third quarter of 2011 benefited from replacing and recycling over 3,000 additional refrigerators representing approximately $1.5 million in revenues that was not repeated in the third quarter of 2012.

Byproduct Revenues.  Our byproduct revenues of $4.7 million for the third quarter of 2012 decreased $1.1 million or 19% from $5.8 million in the third quarter of 2011.  The decrease in byproduct revenues was primarily the result of lower volumes generated from energy efficiency and replacement programs and to a lesser extent a decline in scrap metal prices.  According to the publication American Metal Market, average third quarter scrap metal prices fell 15% from the second quarter of 2012 and 21% from the third quarter of 2011. During the third quarter of 2012, we did not recognize any carbon offset revenues compared with $0.2 million in the third quarter of 2011. We expect to recognize $0.4 million in carbon offset revenues in the future pending the transfer and verification of the carbon offsets in the California system.  We continue to reclaim and store refrigerants and expect to generate carbon offset revenues in the future although the frequency of these transactions will vary based on volume levels and market conditions.  Byproduct revenues also include all of the revenues generated by AAP.  Revenues from AAP decreased $0.1 million to $2.9 million in the third quarter of 2012 compared to $3.0 million in the third quarter of 2011.  The decrease was primarily the result of lower scrap metal prices cited above.

Gross Profit.  Our gross profit of $6.7 million in the third quarter of 2012 decreased $3.4 million or 33% compared to $10.1 million in the third quarter of 2011.  Gross profit as a percentage of total revenues decreased to 23% for the third quarter of 2012 compared to 28% in the third quarter of 2011.  The decline in overall gross profit percentage was due primarily to lower recycling volumes and to a lesser extent lower retail profit margins.  Gross profit percentage for the recycling segment decreased to 20% for the third quarter of 2012 compared to 30% for the third quarter of 2011, primarily related to lower volumes from our energy efficiency and replacement programs and price compression within certain contracts.  The lower volumes and price compression resulted in higher transportation and processing costs per unit along with lower revenues covering the fixed costs of the regional processing centers.  Gross profit percentage for the retail segment was 25% in the third quarter of 2012 compared to 26% in the third quarter of 2011.  The decrease was due primarily to a shift in our product mix.  We are selling a higher level of close-out and factory-overrun appliances which typically have a smaller profit margin than special-buy appliances.

Recycling gross profit percentages are typically higher than retail gross profit percentages.  However, the decline in energy efficiency program volumes during the third quarter caused our recycling gross profit percentage to fall below our retail gross profit percentage. Our gross profit as a percentage of total revenues for future periods can be affected favorably or unfavorably by numerous factors, including:

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

Selling, General and Administrative Expenses.  Our selling, general and administrative (“SG&A”) expenses for the third quarter of 2012 increased $0.3 million to $7.5 million compared to $7.2 million for the same period of the prior year.  Our SG&A expenses as a percentage of total revenues increased to 26% in the third quarter of 2012 compared to 20% in the third quarter of 2011.  Selling expenses increased $0.3 million to $4.9 million or 17% of total revenues in the third quarter of 2012 compared to $4.6 million or 13% of total revenues for the third quarter of 2011.  The increase in selling expenses was due primarily to increased retail advertising and expenses related to two new stores not open in the third quarter of 2011.  General and administrative expenses of $2.6 million for the third quarter of 2012 were flat compared to the third quarter of the prior year.

Provision for Income Taxes.  We recorded a $0.1 million provision for income taxes in the third quarter of 2012 compared to $1.0 million in the third quarter of 2011.  The provision recorded for the three months ended September 29, 2012 is related primarily to the expected tax impact of repatriating cash from Canada to the U.S. We are expecting to realize a benefit from carrying back the taxable loss expected to be generated in 2012 and therefore, no additional valuation allowance was recorded for the deferred tax assets as September 29, 2012.

Noncontrolling Interest.  Noncontrolling interest represents 4301’s share of AAP’s net income.  Under the AAP joint venture agreement, ARCA and 4301 each have a 50% interest in AAP.  AAP reported a net loss of $153,000 for the third quarter of 2012, of which $77,000 represented the loss attributable to noncontrolling interest.  AAP reported a net loss of $100,000 for the third quarter of 2011, of which $50,000 represented the loss attributable to noncontrolling interest.

For the nine months ended September 29, 2012 and October 1, 2011

The following table sets forth the key results of operations by segment for the nine months ended September 29, 2012 and October 1, 2011 (dollars in millions):

	Nine Months Ended
	September 29, 2012	October 1, 2011	% Change
Revenues:
Retail	$56.9	$57.6	(1)%
Recycling	30.8	41.1	(25)%
Total revenues	$87.7	$98.7	(11)%
Operating income (loss):
Retail	$(1.4)	$0.5	(380)%
Recycling	0.6	6.5	(91)%
Unallocated corporate costs	—	(0.3)	(100)%
Total operating income (loss)	$(0.8)	$6.7	(112)%

Our total revenues of $87.7 million for the nine months ended September 29, 2012 decreased $11.0 million or 11% compared to $98.7 million for the nine months ended October 1, 2011.  Retail segment revenues accounted for 65% of total revenues for the nine months ended September 29, 2012 compared to 58% in same period of 2011.  Recycling segment revenues and retail segment revenues each include a portion of byproduct revenues.  Retail segment revenues of $56.9 million for the nine months ended September 29, 2012 decreased $0.7 million or 1% compared to $57.6 million in the same period of 2011.  The decrease was primarily related to a 14% decline in same store revenues and partially offset by revenues generated from our two new stores that were not operating in the nine months ended October 1, 2011.  Recycling segment revenues of $30.8 million for the nine months ended September 29, 2012 decreased $10.3 million or 25% compared to $41.1 million in the same period of 2011.  The decrease in recycling segment revenues is attributed primarily to 28% decline in our energy efficiency program and replacement program volumes, which had an impact on fees charged and byproduct materials sold.  Also the nine months ended October 1, 2011 benefited from replacing and recycling over 6,000 additional refrigerators through a replacement contract in California that was not repeated this year.

Revenues.  Revenues for the nine months ended September 29, 2012 and October 1, 2011 were as follows (dollars in millions):

	Nine Months Ended
	September 29, 2012	October 1, 2011	% Change
Retail	$56.0	$56.4	(1)%
Recycling	18.4	26.7	(31)%
Byproduct	13.3	15.6	(15)%
	$87.7	$98.7	(11)%

Retail Revenues.  Our retail revenues of $56.0 million for the nine months ended September 29, 2012 decreased $0.4 million or 1% compared to $56.4 million for the nine months ended October 1, 2011.  Comparable store revenues from ApplianceSmart stores operating during the nine months ended September 29, 2012 and October 1, 2011 declined 5%. The decline in comparable store revenues was partially offset by revenues generated from new two stores not operating during the same nine month period last year.

Recycling Revenues.  Our recycling revenues of $18.4 million for the nine months ended September 29, 2012 decreased $8.3 million or 31% compared to $26.7 million in the same period of 2011.  Appliance recycling revenues decreased 25% to $10.6 million for the nine months ended September 29, 2012 compared to $14.2 million in the same period of 2011, due primarily to a 26% decline in energy efficiency program volumes.  Replacement program revenues decreased 37% to $7.8 million for the nine months ended September 29, 2012 compared to $12.5 million in the same period of 2011.  The replacement program units were down 40% or 9,000 units for the nine months ended September 29, 2012 compared to the same period of the prior year.  The nine month period ending October 1, 2011 benefited from replacing and recycling over 6,000 additional refrigerators representing approximately $3.0 million in revenues that was not repeated in the same period of 2012.

Byproduct Revenues.  Our byproduct revenues of $13.3 million for the nine months ended September 29, 2012 decreased $2.3 million or 15% from $15.6 million in the same period of 2011.  The decrease in byproduct revenues was primarily the result lower volumes generated from energy efficiency and replacement programs and to a lesser extent a decline in scrap metal prices.  During the nine months ended September 29, 2012, we recognized $0.1 million in carbon offset revenues compared to $0.7 million in the same period of 2011.  We continue to reclaim and store refrigerants and expect to generate carbon offset revenues in the future although the frequency of these transactions will vary based on volume levels and market conditions.  Byproduct revenues also include all of the revenues generated by AAP.  Revenues from AAP increased $0.1 million to $8.4 million for the nine months ended September 29, 2012 compared to $8.3 million in the same period of 2011.  The increase was primarily the result of recycling additional units under the GE agreement and partially offset by lower scrap metal prices.

Gross Profit.  Our gross profit of $21.9 million for the nine months ended September 29, 2012 decreased $6.8 million or 24% compared to $28.7 million for the nine months ended October 1, 2011.  Gross profit as a percentage of total revenues decreased to 25% for the nine months ended September 29, 2012 compared to 29% in the same period of 2011.  The gross profit percentage for the recycling segment decreased to 23% for the nine months ended September 29, 2012 compared to 31% in the same period 2011.  The decrease is primarily related to lower volumes from our energy efficiency and replacement programs and lower carbon offset sales.  The lower volumes resulted in higher transportation and processing costs per unit along with lower revenues covering the fixed costs of the regional processing centers.  The gross profit percentage for the retail segment decreased to 26% for the nine months ended September 29, 2012 compared to 28% in the same period of 2011.  The decrease was due primarily to a shift in our product mix and cost increases from manufacturers.  We are selling a higher level of close-out and factory-overrun appliances which typically have a smaller profit margin than special-buy appliances.

Selling, General and Administrative Expenses.  Our selling, general and administrative (“SG&A”) expenses of $22.7 million for the nine months ended September 29, 2012 increased $0.7 million or 3% compared to $22.0 million for the nine months ended October 1, 2011.  Our SG&A expenses as a percentage of total revenues increased to 26% for the nine months ended September 29, 2012 compared to 22% in the same period of 2011.  Selling expenses of $14.6 million for the nine months ended September 29, 2012 increased 4% or $0.6 million compared to $14.0 million in the same period of 2011.  The increase in selling expenses was due primarily to $0.8 million of additional expenses to operate two new stores and partially offset by a $0.2 million reduction in advertising expenses.  General and administrative expenses of $8.1 million for the nine months ended September 29, 2012 increased 1% or $0.1 million compared to $8.0 million in the same period of 2011.  General and administrative expenses for the nine months ended September 29, 2012 included over $250,000 in expenses related to opening a new recycling center in Louisville for GE business and additional call center expenses related to implementing new programs and technology.

Provision for Income Taxes.  We recorded a $90,000 provision for income taxes for the nine months ended September 29, 2012 compared to a provision for income taxes of $1.3 million for the nine months ended October 1, 2011.  The provision recorded for the nine months ended September 29, 2012 is related primarily to the expected tax impact of repatriating cash from Canada to the U.S. We are expecting to realize a benefit from carrying back the taxable loss expected to be generated in 2012 and therefore, no additional valuation allowance was recorded for the deferred tax assets as September 29, 2012.  As a result of generating taxable income for the nine months ended October 1, 2011, we recorded a provision for income taxes of $1.3 million.  The provision for income taxes was partially offset by recording a $0.9 million discrete item related to the reversal of a portion of our deferred tax asset valuation allowance during the second quarter of 2011.  During first quarter of 2011, we recognized $36,000 related to windfall tax benefits from share-based compensation, which were recorded to Common Stock on the consolidated balance sheets.

Noncontrolling Interest.  Noncontrolling interest represents 4301’s share of AAP’s net income.  Under the AAP joint venture agreement, ARCA and 4301 each have a 50% interest in AAP.  AAP reported net income of $4,000 for the nine months ended September 29, 2012, of which $2,000 represented the income attributable to noncontrolling interest.  AAP reported a net income of $122,000 for the nine months ended October 1, 2011, of which $61,000 represented the income attributable to noncontrolling interest.

Liquidity and Capital Resources

Summary.  Cash and cash equivalents as of September 29, 2012 were $2.8 million compared to $4.4 million as of December 31, 2011.  Working capital, the excess of current assets over current liabilities, decreased to $7.5 million as of September 29, 2012 compared to $11.4 million as of December 31, 2011.  The decline was the result of carrying more appliance inventory and reclassifying $1.8 million of long-term debt as current liabilities.

The following table summarizes our cash flows for the nine months ended September 29, 2012 and October 1, 2011 (in millions):

	Nine Months Ended
	September 29, 2012	October 1, 2011
Total cash and cash equivalents provided by (used in):
Operating activities	$(2.1)	$3.2
Investing activities	(0.7)	(0.8)
Financing activities	1.1	(0.7)
Effect of exchange rates on cash and cash equivalents	0.1	(0.1)
Increase (decrease) in cash and cash equivalents	$(1.6)	$1.6

Operating Activities.  Our net cash used in operating activities was $2.1 million for the nine months ended September 29, 2012 compared to cash provided by operating activities of $3.2 million for the nine months ended October 1, 2011.  The change in operating cash was primarily the result of our year-to-date loss along with carrying more appliance inventories.

Investing Activities.  Our net cash used in investing activities was $0.7 million for the nine months ended September 29, 2012 compared to $0.8 million for the nine months ended October 1, 2011.  Net cash used in investing activities for the nine months ended September 29, 2012 was related entirely to purchases of property and equipment.  The net cash used in investing activities for the nine months ended October 1, 2011 was primarily due to capital expenditures to complete the URT installation at AAP, which was partially offset by the release of a $0.7 million deposit required by our credit card processor in 2009.

Financing Activities.  Our net cash provided by financing activities was $1.1 million for the nine months ended September 29, 2012 compared to net cash used in financing activities of $0.7 million for the nine months ended October 1, 2011.  Net cash provided financing activities for the nine months ended September 29, 2012 was related primarily to borrowings under our line of credit offset by the repayment of long-term debt obligations.  Net cash used in financing activities for the nine months ended October 1, 2011 was related primarily to cash proceeds from refinancing short-term debt obligations net of $0.7 million in debt issuance costs and borrowings under our line of credit.

Sources of Liquidity.  Our principal sources of liquidity are cash from operations and borrowings under our revolving line of credit. Our principal liquidity requirements consist of long-term debt obligations, capital expenditures and working capital. Our total capital requirements for the next twelve months will depend upon, among other things the number and size of ApplianceSmart stores operating during the period, the recycling volumes generated from recycling contracts during the period and our needs related to AAP.  Currently, we have 20 ApplianceSmart stores and 12 recycling centers, including AAP, in operation.

We believe, based on the anticipated sales per retail store, the anticipated revenues from our recycling contracts and our anticipated gross profit, that our cash balance, anticipated funds generated from operations and our revolving line of credit will be sufficient to finance our operations, long-term debt obligations and capital expenditures through at least the next twelve months. However, as described below, we are currently not in compliance with certain covenants under our Credit Agreement, which could limit the availability of borrowings under our revolving line of credit. If the lender under our Credit Agreement were to limit our borrowings or demand payment of the loan, we would need additional capital or new sources of funding to finance our operations. We may also need additional capital to finance our operations if our revenues are lower than anticipated, our expenses are higher than anticipated or we pursue new opportunities. Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (Common or Preferred Stock) or other financing opportunities. There can be no assurance that such additional sources of financing will be available on terms satisfactory to us or permitted by our Credit Agreement.

Outstanding Indebtedness.  On January 24, 2011, we entered into a Revolving Credit, Term Loan and Security Agreement (“Credit Agreement”) with PNC Bank, National Association (“PNC”) that provides us with a $15.0 million revolving line of credit and a $2.55 million Term Loan.  The Term Loan is described later in this section.  The Revolving Line of Credit has a stated maturity date of January 24, 2014, if not renewed.  The Revolving Line of Credit includes a lockbox agreement and a subjective acceleration clause and as a result we have classified the Revolving Line of Credit as a current liability. The Revolving Line of Credit is collateralized by a security interest in substantially all of our assets, and PNC is also secured by an inventory repurchase agreement with Whirlpool Corporation for Whirlpool purchases only.  We also issued a $750,000 letter of credit in favor of Whirlpool Corporation.  The interest rate on the revolving line of credit is PNC Base Rate plus 1.75%, or 1-, 2- or 3-month PNC LIBOR Rate plus 2.75%.  The PNC Base Rate shall mean, for any day, a fluctuating per annum rate of interest equal to the highest of (i) the interest rate per annum announced from time to time by PNC at its prime rate, (ii) the Federal Funds Open Rate plus ½ of 1%, and (iii) the one month LIBOR rate plus 100 basis points (1)%.  As of September 29, 2012, the outstanding balance under the Revolving Line of Credit was $12.5 million with a weighted average interest rate of 3.39%, which included both PNC LIBOR Rate and PNC Base Rate loans.  As of December 31, 2011, the outstanding balance under the Revolving Line of Credit was $10.7 million with a weighted average interest rate of 3.72%, which included both PNC LIBOR Rate and PNC Base Rate loans.  The amount of revolving borrowings under the Revolving Line of Credit is based on a formula using accounts receivable and inventories.  We may not have access to the full $15.0 million revolving line of credit due to the formula using accounts receivable and inventories, the amount of the letter of credit issued in favor of Whirlpool Corporation and the amount of outstanding loans between PNC and our AAP joint venture.  As of September 29, 2012 and December 31, 2011, our available borrowing capacity under the Revolving Line of Credit was $1.7 million and $3.5 million, respectively.  The Credit Agreement requires that we meet a minimum fixed charge coverage ratio and limits investments we can purchase, the amount of other debt and leases we can incur, the amount of loans we can issue to our affiliates and the amount we can spend on fixed assets along with prohibiting the payment of dividends.  As of December 31, 2011, we were in compliance with all the covenants of the Credit Agreement. However, as of September 29, 2012, we were not in compliance with the minimum fixed charge coverage ratio covenant and the limitation on loans to affiliates.

On January 24, 2011, we entered into a $2.55 million term loan with PNC Bank to refinance the existing mortgage on our California facility.  The term loan is payable as follows, subject to acceleration upon the occurrence of an event of default or termination of the Credit Agreement: 119 consecutive monthly principal payments of $21,000 plus interest commencing on February 1, 2011 and continuing on the first day of each month thereafter followed by a 120th payment of all unpaid principal, interest and fees on February 1, 2021. The covenant defaults under the Credit Agreement entitle PNC to demand payment of the Term Loan in its discretion and as a result we have classified the Term Loan as a current liability as of September 29, 2012. The term loan is collateralized with our California facility located in Compton, California. The term loan bears interest at PNC Base Rate plus 2.25%, or 1-, 2- or 3-month PNC LIBOR Rate plus 3.25%.  As of September 29, 2012 and December 31, 2011, the interest rate was 5.50% for both periods.

On March 10, 2011, ARCA Advanced Processing, LLC entered into three separate commercial term loans (“Term Loans”) with Susquehanna Bank, pursuant to the guidelines of the U.S. Small Business Administration 7 (a) Loan Program.  The total amount of the Term Loans is $4.75 million, split into three separate loans for $2.1 million; $1.4 million; and $1.25 million.  The Term Loan matures in ten years and bears an interest rate of Prime plus 2.75%.  As of September 30, 2012 and December 31, 2011, the interest rate was 6.00% for both periods.  Borrowings under the Term Loans are secured by substantially all of the assets of AAP along with liens on the business assets and certain personal assets of the owners of 4301 Operations, LLC. We are a guarantor of the Term Loans along with 4301 Operations, LLC and its owners.

The following table summarizes our borrowings as of September 29, 2012 and December 31, 2011 (in millions):

	September 29, 2012	December 31, 2011
Line of credit	$12.5	$10.7
PNC term loan	2.1	2.3
Susquehanna bank term loans (1)	4.3	4.5
Other financing obligations and loans (1)	1.0	1.1
Capital leases and other financing obligations	0.2	0.3
	20.1	18.9
Less: current portion of debt	15.3	11.7
	$4.8	$7.2

(1) Represents notes from consolidating AAP.

Status of Credit Agreement. As of September 29, 2012, we were not in compliance with the minimum fixed charge coverage ratio covenant and the limitation on loans to affiliates under the Credit Agreement with PNC.

•
The Credit Agreement requires, starting with the fiscal quarter ending April 2, 2011 and continuing at the end of each quarter thereafter, that we meet a minimum fixed charge coverage ratio of 1.10 to 1.00, measured on a trailing twelve-month basis. The fixed charge coverage ratio for the twelve months ended September 29, 2012 was -1.55 to 1.00. The fixed charge coverage ratio for the fiscal year ended December 31, 2011 was 10.10 to 1.00.

•
The Credit Agreement provides that the outstanding balance of loans from us to AAP will not exceed specified amounts ($800,000 until June 30, 2012, $550,000 from July 1, 2012 through December 31, 2012, and $300,000 thereafter). The outstanding balance of loans to AAP exceeded the permitted amount as of July 27, 2012 and at certain dates thereafter. As of November 7, 2012, the outstanding balance of such loans was $750,000.

These covenant violations are “events of default” under the Credit Agreement and entitle PNC to certain remedies, including but not limited to increasing the interest rate on our obligations under the Credit Agreement by two percentage points, retroactive to the date the default first occurred (July 27, 2012), limiting our available borrowings, or declaring the entire amount of our obligations immediately due and payable. On or about October 23, 2012, we received a letter from PNC (“default notice”) notifying us that we had failed to comply with the covenant regarding loans to AAP and that PNC was reserving all rights and remedies available to it under the Credit Agreement or otherwise, but PNC has not increased the interest rate or accelerated the obligations. We have made all required payments of principal and interest under the Credit Agreement. We are currently engaged in discussions with PNC regarding our plans for regaining compliance with such covenants.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Impact of Inflation

Interest Rate Risk.  We do not believe there is any significant risk related to interest rate fluctuations on our long-term fixed-rate debt.  There is interest rate risk on the line of credit, PNC term loan and Susquehanna Bank term loans, since our interest rate floats.  The outstanding balance on our floating rate loans as of September 29, 2012 was approximately $18.8 million.  Based on average floating rate borrowings of $18.2 million, a hypothetical 100 basis point change in the applicable interest rate would have caused our interest expense to change by approximately $46,000 and $137,000 for the three and nine months ended September 29, 2012, respectively.

Foreign Currency Exchange Rate Risk.  We currently generate revenues in Canada.  The reporting currency for our consolidated financial statements is U.S. dollars.  It is not possible to determine the exact impact of foreign currency exchange rate changes; however, the effect on reported revenue and net earnings can be estimated.  We estimate that the overall strength of the U.S. dollar against the Canadian dollar had an immaterial impact on the revenues and net income for the three and nine months ended September 29, 2012.  We do not currently hedge foreign currency fluctuations and do not intend to do so for the foreseeable future.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at September 29, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at September 29, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the third quarter of fiscal 2012, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

PART II.        Other Information

Item 1.            Legal Proceedings

In February 2012, various individuals commenced a class action lawsuit against Whirlpool Corporation (“Whirlpool”) and various distributors of Whirlpool products, including Sears, The Home Depot, Lowe’s and us, alleging certain appliances sold by Whirlpool through its distribution chain, which includes us, were improperly designated with the ENERGY STAR® qualification rating established by the U.S. Department of Energy and the Environmental Protection Agency.  The claims against us include breach of warranty claims, as well as various State Consumer Protection claims.  The amount of the claim is, as yet, undetermined.  Whirlpool has offered to fully indemnify and defend its distributors in this lawsuit including us, and is in the process of engaging defense counsel to defend itself and the distributors.  We are actively monitoring Whirlpool’s defense of the claims.

In 2007, we entered into an agreement with AMTIM Capital, Inc. (“AMTIM”) to act as our representative to market our recycling services in Canada under an arrangement which pays AMTIM for revenues generated by recycling services in Canada as set forth in the agreement between the parties.  A dispute has arisen between AMTIM and us with respect to the calculation of amounts due to AMTIM pursuant the agreement.  AMTIM claims a discrepancy in the calculation of fees due to AMTIM by us of more than $600,000 as of mid-2010.  We commenced an action in the U.S. District Court for a determination of the parties’ rights under the agreement.  AMTIM started its own action, in Ontario, Canada, against us for amounts it claims it is due pursuant to the agreement.  We moved the Canadian Court for a stay of that action pending the U.S. action.  AMTIM requested the U.S. District Court to stay the U.S. action pending resolution of the Canadian Court action.  AMTIM’s motion was denied by the U.S. District Court and as a result we obtained a default judgment against AMTIM approving the manner in which we have historically calculated fees due to AMTIM.  Shortly thereafter, the Canadian Court dismissed our motion to stay the Canadian action.  We appealed that result to the Ontario Court of Appeals. The Appeals Court agreed with the lower court that the action could be maintained in Canada and sent the case back to the lower court for further proceedings, the outcome of which is uncertain.  However, we believe that the possibility of a material loss is remote.

We are party from time to time to other ordinary course disputes that we do not believe to be material.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.            Defaults Upon Senior Securities

As of September 29, 2012, we were not in compliance with certain covenants under our Revolving Credit, Term Loan and Security Agreement (“Credit Agreement”) with PNC Bank, National Association (“PNC”). See Notes 7 and 9 to our Unaudited Consolidated Financial Statements in Part I, Item 1, and “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Status of Credit Agreement” in Part I, Item 2 of this Quarterly Report on Form 10-Q. These covenant violations are “events of default” under the Credit Agreement and entitle PNC to exercise certain remedies, including the right to declare the entire amount of our obligations immediately due and payable. On October 23, 2012, we received a letter from PNC (“default notice”) notifying us that an event of default had occurred and that PNC was not waiving the default and was reserving all rights and remedies available to it. PNC has not accelerated the obligations. We have made all required payments of principal and interest under the Credit Agreement.

Item 5.            Other Information

None.

Item 6.            Exhibits

Exhibit Number	Description
31.1+	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 29, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Comprehensive Income (Loss), (iii) the Unaudited Consolidated Statements of Cash Flows, (iv) the Notes to Unaudited Consolidated Financial Statements, and (v) document and entity information.

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

Dated:	APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
November 9, 2012	(Registrant)

	By	/s/ Edward R. Cameron
Edward R. Cameron
President and Chief Executive Officer

	By	/s/ Jeffrey A. Cammerrer
Jeffrey A. Cammerrer
Chief Financial Officer