Form 10-K
period 2012-12-29
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2013-03-22
CIK 862861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 29, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of $4.18 per share, as of June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was $19,883,683.

As of March 20, 2013, there were outstanding 5,555,927 shares of the registrant’s Common Stock, without par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2013 Annual Meeting of Shareholders to be held on May 9, 2013, are incorporated by reference into Part III hereof.

PART I

ITEM 1.	BUSINESS

General

Appliance Recycling Centers of America, Inc. and Subsidiaries (“we,” the “Company” or “ARCA”) are in the business of selling new major household appliances through a chain of Company-owned stores under the name ApplianceSmart, Inc.®  We also provide turnkey appliance recycling and replacement services for electric utilities and other sponsors of energy efficiency programs through our subsidiaries ARCA Recycling, Inc. and ARCA Canada Inc.  In addition, we have a 50% interest in a joint venture, ARCA Advanced Processing, LLC (“AAP”), which recycles appliances generated from twelve states in the Northeast and Mid-Atlantic regions of the United States for General Electric Company (“GE”) acting through its GE Appliances business component.

We are a leading retailer and recycler of major household appliances and generate revenues from:

1.	Retail sales of appliances at our ApplianceSmart stores.

2.	Fees charged for collecting and recycling appliances for utilities and other sponsors of energy efficiency programs.

3.	Fees charged for recycling and replacing old appliances with new ENERGY STAR® appliances for energy efficiency programs sponsored by electric and gas utilities.

4.	Selling byproduct materials, such as metals, from appliances that we recycle, including appliances collected through our ApplianceSmart stores and processed at AAP.

5.	Sale of carbon offsets created by the destruction of ozone-depleting refrigerants acquired through various recycling programs.

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

Factory shipments of 60.7 million major appliances in 2012 were flat compared with 2011 shipments of 61.2 million.  Core categories in kitchen and home laundry appliances declined 2.3 percent compared with 2011 shipments.

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

Additionally, the use of second refrigerators has grown steadily in the past two decades, leading to an increase in household energy consumption. Every year, approximately 10 percent of households purchasing new refrigerators keep their old units, increasing the base of second units by 800,000 to 1 million units annually.  More than 25 percent of all U.S. households currently have a second refrigerator, a rate that is growing at 1 percent per year.

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

Appliance Recycling for Energy Efficiency Programs

In 1989, we began contracting with electric utility companies to provide turnkey appliance recycling services to support their energy conservation efforts.  Since that time, we have provided our services to more than 300 utilities throughout North America.  Some of our current major contracts include:

1.	Southern California Edison, to handle refrigerator and freezer recycling operations in 75 percent of their service territory.

2.	San Diego Gas & Electric, to provide refrigerator and freezer recycling services for their residential and small commercial customers.

3.
Southern California Public Power Authority (“SCPPA”), which sponsors a program to replace and recycle old, inefficient refrigerators for a certain segment of their customers.  We currently perform these services for participating members of SCPPA, including the Los Angeles Department of Water and Power.

4.
Ontario Power Authority (“OPA”) in Ontario, Canada, to recycle refrigerators, freezers and room air conditioners throughout the province.  The program is administered by OPA and managed by approximately seventy local electric distribution companies.

We also have contracts to recycle, or to replace and recycle, appliances for approximately 150 other utilities across North America.

In the past several years, we have seen continued interest from sponsors of energy efficiency initiatives that recognize the effectiveness of recycling and replacing energy inefficient appliances.  We are aggressively pursuing electric and gas utilities, public housing authorities and energy efficiency management companies in 2013 and expect that we will continue to submit proposals for various new appliance recycling and replacement programs throughout the year.  However, we still have a limited ability to project revenues from new utility programs.  We cannot predict recycling volumes or if we will be successful in obtaining new contracts in 2013.

ApplianceSmart

As of March 2013, ApplianceSmart was operating 19 stores: seven in the Minneapolis/St. Paul market; one in Rochester, Minn.; one in St. Cloud, Minn.; four in the Columbus, Ohio, market; four in the Atlanta market; and two in the San Antonio, Texas, market.  We are a major household appliance retailer with two main channels: new, innovative appliances, and other affordable options such as close-outs, factory overruns, discontinued models and other special-buy appliances, including out-of-carton merchandise.  One example of a special-buy appliance involves manufacturer redesign, in which a current model is updated to include a few new features and is then assigned a new model number.  Because the major manufacturers—primarily Whirlpool, General Electric and Electrolux—ship only the latest models to retailers, a large quantity of the older model remains in the manufacturer’s inventory.  Special-buy appliances typically are not integrated into the manufacturers’ normal distribution channels and require a different method of management, which we provide.

For many years, manufacturers relied on small appliance dealers to buy this product to sell in their stores.  However, today these small retailers are struggling to compete with large appliance chains: the 10 largest retailers of major appliances account for more than 85 percent of the sales volume.  At the same time, the expansion of big-box retailers that sell appliances has created an increase in the number of special-buy units, further straining the traditional outlet system for these appliances.  Because these special-buy appliances have value, manufacturers and retailers need an efficient management system to recover their worth.

Manufacturer Supply

We have entered into contracts for purchasing new appliances that we sell at our ApplianceSmart stores or provide for utility appliance replacement programs.  These contracts, which have been extended through 2013, are with the following five major manufacturers:

1.	Bosch

2.	Electrolux

3.	General Electric

4.	Samsung

5.	Whirlpool

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

In connection with the Agreement described above, we entered into a Joint Venture Agreement with 4301 Operations, LLC, (“4301”) to establish and operate an RPC.  4301 has substantial experience in the recycling of major household appliances and contributed their existing business to the joint venture.  Under the Joint Venture Agreement, the parties formed a new entity known as ARCA Advanced Processing, LLC and each party has a 50% interest in AAP.  If additional RPCs incorporating UNTHA Recycling Technology (“URT”) and a shredder system are established, AAP has the right to establish the next two RPCs and will have a right of first refusal to establish subsequent RPCs.  We contributed $2.0 million to the joint venture and 4301 contributed their equipment and existing business to the joint venture.  The joint venture commenced operations on February 8, 2010.

The Agreement required us to purchase and install a URT materials recovery system, for which we are the exclusive North American distributor, to enhance the capabilities of the RPC in Philadelphia.  We completed the installation of the URT materials recovery system in the third quarter of 2011.  The URT materials recovery system recovers approximately 95 percent of the insulating foam in refrigerators; reduces typical landfill waste of the refrigerator by 85 percent by weight; lowers greenhouse gas and ozone-depleting substance emissions recovered from insulating foam compared with what typically happens in the industry today; and recovers high-quality plastics, aluminum, copper, steel and even pelletized foam from refrigerators that can be used to make new products.

Subsidiaries

ApplianceSmart, Inc., a Minnesota corporation, is a wholly owned subsidiary formed through a corporate reorganization in July 2011 to hold our business of selling new major household appliances through a chain of Company-owned retail stores.  ARCA Canada Inc., a Canadian corporation, is a wholly owned subsidiary formed in September 2006 to provide turnkey recycling services for electric utility energy efficiency programs.  ARCA Recycling, Inc., a California corporation, is a wholly owned subsidiary formed in November 1991 to provide turnkey recycling services for electric utility energy efficiency programs.

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

Growth Strategy

We continue to see interest from sponsors of energy efficiency programs across the country that recognize the effectiveness of recycling energy inefficient appliances, and in some cases, replacing these inefficient appliances with new, highly efficient ENERGY STAR® models.  We believe appliance replacement programs will continue to expand, and we are aggressively pursuing this segment of customers in 2013. We expect that we will continue to meet with sponsors of appliance recycling and replacement programs and submit proposals highlighting our comprehensive service options.

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

In 2013, AAP is continuing to focus on refining and improving our business with GE at our Philadelphia recycling facility in order to position AAP to respond to what we believe will be strong opportunities for expansion in future years with GE and other potential partners.  We optimized our operations by completing the installation of the URT materials recovery system during the third quarter of 2011.  Not only has the URT system allowed us to expand our recycling capabilities to attract new business, it is also a critical component in our strategy to grow our revenue stream while improving our margins.

Larger ApplianceSmart stores offer consumers a wider selection of appliances than smaller stores do and are more efficient for us to operate.  For these reasons, we focus our retail sales operations on larger facilities when we choose to open new stores. We may consider opening new stores in markets in which we currently have operations to benefit from operational and marketing efficiencies of scale.  Although we are not currently considering expansion to new markets in the United States, we would evaluate demographic, economic and financial information as well as the facility and proposed lease terms when considering any new store location.

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

Appliance Manufacturers:  We work with appliance manufacturers, including Bosch, Electrolux, General Electric, Samsung and Whirlpool, to acquire the product we sell at our ApplianceSmart stores.  We purchase new, special-buy appliances, such as discontinued models and factory overruns, and sell the product at a significant discount to full retail prices.  In addition, our participation in a national buying cooperative enables us to purchase the latest models of new appliances to fill out our mix of product.

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

Currently, we have contracts to provide recycling services for approximately 150 utilities in 2013.

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

Appliances that do not meet our quality standards for sale at our ApplianceSmart stores and appliances collected through utility customers’ energy conservation programs or GE must be recycled to prevent re-use.  We process and recycle these units using environmentally sound systems and techniques.

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

We are aggressively pursuing additional utility customers, but have a limited ability to project revenues from new utility programs in 2013.  We cannot predict recycling or replacement volumes or if we will be successful in obtaining new contracts.

Principal Products and Services

We generate revenues from three sources: retail, recycling and byproduct, including carbon offsets.  Retail revenues are generated through the sale of appliances at our ApplianceSmart stores.  Recycling revenues are generated by charging fees for collecting and recycling appliances for utilities and other sponsors of energy efficiency programs and through the sale of new ENERGY STAR® appliances to utility companies for installation in the homes of a specific segment of their customers.  Byproduct revenues are generated by selling scrap materials, such as metal and plastics, from appliances we collect and recycle, including those from our ApplianceSmart stores and processed at AAP.  Carbon offset revenues are created by the destruction of ozone-depleting refrigerants acquired through various recycling programs and from our ApplianceSmart stores and through processing of refrigerators and freezers at AAP.

The table below reflects the percentage of total revenues from each source for the past two fiscal years.  See also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2012	2011
Retail	62.3%	57.5%
Recycling	22.1	26.1
Byproduct, including carbon offsets	15.6	16.4
	100.0%	100.0%

During fiscal years 2012 and 2011, we operated two reportable segments: retail and recycling.  The retail segment is comprised of sales generated through our ApplianceSmart stores.  Our recycling segment includes all fees charged for collecting, recycling and installing appliances for utilities and other customers and includes byproduct revenue, which is generated primarily through the recycling of appliances.  In 2012 and 2011, we consolidated AAP in our financial statements.  Sales generated by AAP are included in byproduct revenues in our recycling segment.  Financial information about our segments is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 13 of “Notes to Consolidated Financial Statements.”

Sales and Marketing

We use a variety of methods to promote awareness of our products and services.  We believe that we are recognized as a leader in the recycling industry and in special-buy appliance retailing.

Our ApplianceSmart concept includes establishing large showrooms in metropolitan locations where we can offer consumers a selection of hundreds of appliances at each of our stores.  Our visual branding consists of ample display of product, manufacturers’ signage and custom-designed ApplianceSmart materials.  We advertise our stores mainly through print media, social media, television, radio and direct mail.  Through www.ApplianceSmart.com, consumers can also search our inventory and purchase appliances online.

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

Promotional activities for programs in which the utility sponsor conducts all advertising are generally strong during the second and third calendar quarters, leading to higher customer demand for services during that time period.  As a result, we experience a surge in business during the second and third calendar quarters, which generally declines through the fourth and first calendar quarters until advertising activities resume.

Competition

Our retail competition comes mainly from new-appliance and other special-buy retailers.  Each ApplianceSmart store competes with local and national retail appliance chains, as well as with independently owned retailers.  Many of these retailers have been in business longer than we have and may have significantly greater assets.

Many factors, including obtaining adequate resources to create and support the infrastructure required to operate large-scale appliance recycling and replacement programs, affect competition in the industry.  We generally compete for contracts with several other national appliance recycling businesses, energy services management companies and new-appliance retailers.  We also compete with small hauling or recycling companies based in the program’s service territory.  Many of these companies, including used-appliance dealers that call themselves “appliance recyclers,” resell in the secondary market a percentage of the appliances they accept for recycling.  The unsalable units may not be properly processed to remove environmentally harmful materials because these companies do not have the capability to offer the full range of services that we provide.

We expect our primary competition for appliance recycling and replacement contracts with existing and new customers to come from a variety of sources, including:

1.	Existing recycling companies.

2.	Entrepreneurs entering the appliance recycling business.

3.	Management consultants.

4.	Major waste hauling companies.

5.	Scrap metal processors.

6.	National and regional new-appliance retailers.

In addition, utility companies and other customers may choose to provide all or some of the services required to operate their appliance recycling and replacement programs internally rather than contracting with outside vendors.  We have no assurance that we will be able to compete profitably in any of our chosen markets.

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

Each of our recycling facilities maintains the appropriate registrations, permits and licenses for operating at its location.  We register our recycling centers as hazardous waste generators with the EPA and obtain all appropriate regional and local licenses for managing hazardous wastes.  Licensed hazardous waste companies transport and recycle or dispose of the hazardous materials we generate.  Our collection vehicles and our transportation employees comply with all U.S. Department of Transportation (“DOT”) licensing requirements.

We have been recognized for our work in protecting the environment from the harmful effects of improper appliance disposal.  In 2004, the EPA awarded us, along with our customer Southern California Edison Company (“SCE”), the Stratospheric Ozone Protection Award for the environmentally responsible manner in which we collect and dispose of appliances.  In 2007, we were again recognized by the EPA with a Best of the Best Stratospheric Ozone Protection Award as part of an appliance recycling team responsible for “the most exceptional global contributions in the first two decades of the Montreal Protocol.”  We were recognized by SCE as the sole recipient of the 2010 Environmental Excellence Award for our “exemplary support and service of SCE’s Appliance Recycling Program” and commitment to providing “the highest levels of performance and service to SCE and program participants while maintaining the strong values and ethics that exemplify a value-added supplier.” ARCA has provided services for SCE since 1994.

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

In January 2013, through the authority of the California Air Resources Board, California launched a greenhouse gas (“GHG”) cap-and-trade program that will encompass 85 percent of the state’s emissions and affect all businesses operating in California by 2020. The first compliance period enforcing the GHG emissions limits for capped business sectors began January 1, 2013. Entities may meet up to eight percent of their compliance obligations with freely sold or traded offset credits, such as those created through the voluntary destruction of ozone-depleting refrigerants. We have been an active participant in California’s developing carbon offset market and anticipate increased involvement as the program expands.

Our retail stores obtain all business licenses, sales tax licenses and permits required for their locations.  Our delivery and service vehicles comply with all DOT licensing requirements. In addition, in 2010, ApplianceSmart became the first independent retailer in the country to partner with the EPA in the Responsible Appliance Disposal (“RAD”) program.  Through RAD, partners commit to employing best environmental practices to reduce emissions of ozone-depleting substances and greenhouse gases through the proper disposal of refrigeration appliances at end of life.  RAD partners report program results to the EPA annually to help quantify climate protection efforts.

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

Employees

At March 1, 2013 we had 340 full-time employees and 11 part-time employees, distributed approximately as follows:

1.	32% of our employees, including management, provide customer service, appliance collection, transportation and processing services at our recycling centers.

2.	60% of our employees, including management, work in our retail stores.

3.	8% of our employees are corporate management and support staff.

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

Most of our revenues are derived from retail sales of appliances at our ApplianceSmart stores.  We currently operate 19 ApplianceSmart stores.  Retail revenues typically have lower profit margins than recycling revenues.  While we believe that our future economic results will be heavily dependent on our retail stores, we are continuing to see interest in recycling and replacement programs and are pursuing opportunities with providers of energy efficiency services.  In fiscal years 2012 and 2011, approximately 62% and 57%, respectively, of our revenues were from retail sales.  We believe that recycling and byproduct revenues will grow faster than retail revenues as we continue to add new recycling contracts and as a result of the impact of our recycling agreement with GE.

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

In the past, our business was dependent largely upon our ability to obtain new contracts and continue existing contracts for appliance recycling services with utility companies.  Contracts with these entities generally have initial terms of one to three years, with renewal options and early termination clauses.  However, some contracts are for programs that are non-recurring.  Although we continue to respond to utility companies requesting bids for upcoming appliance recycling programs, we are still dependent on certain customers for a large portion of our revenues.  Generally, recycling revenues have a higher gross profit than retail revenues.

Three of our major utility customers, Southern California Edison Company, Ontario Power Authority and Southern California Public Power Authority, collectively accounted for approximately 9% and 17% of our total revenues for 2012 and 2011, respectively.  The loss or material reduction of business from any of these major customers could adversely affect our net revenues and profitability.  However, we believe we will continue to add new recycling contracts in 2013 and beyond.

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

We have formed a 50/50 joint venture, ARCA Advanced Processing, LLC, to operate the initial Regional Processing Center under our contract with GE.  AAP was formed in October 2009 and commenced operations in February 2010.  AAP incurred a net loss of $1.2 million in 2012, which included a goodwill impairment charge of $1.1 million, and generated a net income of $0.5 million in 2011.  AAP is subject to all of the risks associated with a new venture, including the potential for unanticipated expenses, difficulties and delays frequently encountered in connection with the start-up of new businesses, and the competitive environment in which AAP operates.  There is no assurance that AAP will be able to sustain profitable operations.  Each additional RPC that may be established in the future will also be subject to the risks associated with a new venture.

AAP’s financial performance is dependent on market prices for recovered materials.

AAP’s total revenues are driven by the market prices for various recovered materials, which include steel, copper, aluminum, other non-ferrous metals, glass, plastic, oil, and certain types of refrigerants.  Market prices for such materials may vary significantly.  If market prices for such materials are less than projected, AAP may be unable to achieve profitable operations.

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

Our business involves providing comprehensive, integrated appliance recycling services and operating a chain of retail stores.  This commitment will require a significant continuing investment in capital equipment and leasehold improvements and could require additional investment in real estate.

Our total capital requirements will depend on, among the other things discussed in this annual report, the number of recycling centers and the number and size of retail stores operating during 2013.  Currently, we have 19 retail stores and eleven recycling centers, including AAP, in operation.  If our revenues are lower than anticipated, our expenses are higher than anticipated or our line of credit cannot be maintained, we will require additional capital to finance our operations or AAP’s operation.  Even if we are able to maintain our line of credit, we may need additional equity or other capital in the future.  Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (including the issuance of Preferred Stock) or other securities.  We cannot assure you that any additional sources of financing or new capital will be available to us, available on acceptable terms, or permitted by the terms of our current debt.  In addition, if we sell additional equity to raise funds, all outstanding shares of Common Stock will be diluted.

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

Many factors, including existing and proposed governmental regulation, may affect competition in the appliance recycling and replacement side of our business.  We generally compete with two or three companies based in the geographic area to be served, and they generally offer some of the services we provide.  We expect our primary competition for contracts with existing or new customers to come from entrepreneurs entering the appliance recycling business, energy management consultants, current recycling companies, major waste hauling companies, scrap metal processors and new- and used-appliance dealers.  In addition, some of our customers, such as utility companies, may operate appliance recycling and replacement programs internally rather than contracting with us or other third parties.  We cannot assure you that we will be able to compete profitably in any of our chosen markets.

Changes in governmental regulations relating to our recycling business could increase our costs of operations and adversely affect our business.

Our appliance recycling centers are subject to various federal, state and local laws, regulations and licensing requirements related to providing turnkey services for energy efficiency programs.  These requirements vary by market location and include, for example, laws concerning the management of hazardous materials and the 1990 Amendments to the Clean Air Act, which require us to recapture CFC refrigerants from appliances to prevent their release into the atmosphere.

Our ability to generate revenue from the sale of carbon offsets created through the voluntary destruction of ozone-depleting refrigerants could also be adversely affected by governmental regulations as the market develops. Should the federal government mandate the destruction of ozone-depleting refrigerants in the future, we would be required to destroy these substances without the benefit of generating carbon offsets, which would increase the cost of our operations.

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

On January 24, 2011, we entered with PNC Bank, National Association (“PNC”) into a Revolving Credit, Term Loan and Security Agreement, as amended, (“PNC Credit Agreement”) that provides us with a $15.0 million revolving line of credit and a $2.55 million term loan.  The PNC Credit Agreement has a stated maturity date of January 24, 2016, if not renewed.  The PNC Credit Agreement is collateralized by a security interest in substantially all of our assets, and PNC is also secured by an inventory repurchase agreement with Whirlpool Corporation for Whirlpool purchases only.  We also issued a $750,000 letter of credit in favor of Whirlpool Corporation.  The PNC Credit Agreement requires that we meet certain financial covenants. On October 23, 2012, we received a letter from PNC (“default notice”) notifying us that we had failed to comply with the covenant regarding loans to AAP and that PNC was reserving all rights and remedies available to it under the Credit Agreement or otherwise, but PNC did not increase the interest rate or accelerate the obligations. On March 14, 2013, we executed the third amendment to our PNC Credit Agreement that extended the agreement two additional years until January 24, 2016, waived our prior "events of default," reset our financial covenants and increased our interest rate, among other things.  The PNC Credit Agreement limits investments we can purchase, the amount of other debt we can incur and the amount we can spend on fixed assets, along with prohibiting the payment of dividends.  On March 20, 2013, borrowings of $7.3 million were outstanding under the revolving line of credit, and we had unused borrowing capacity of $3.8 million.

We may not be able to operate successfully if we lose key personnel, are unable to hire qualified personnel or experience turnover of our management team.

We believe our operations are materially dependent upon the continued services of our present management.  The loss of services of one or more members of present management, including Edward R. (Jack) Cameron, our founder, Chairman of the Board and CEO, could adversely affect our business.  We do not have employment contracts with present management.  We maintain key person life insurance on Mr. Cameron in the amount of $1.0 million.

Risks Relating to Our Common Stock

The trading volumes in our Common Stock are highly variable, which could adversely affect the value and liquidity of your investment in our Common Stock.

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

Currently, Edward R. (Jack) Cameron, Chairman and Chief Executive Officer, beneficially owns approximately 7.4% of our Common Stock.  As of March 20, 2013, our officers and directors together beneficially hold approximately 18.8% of our Common Stock.  Medallion Capital, Inc. owns approximately 8.9% of our outstanding common shares.  Perkins Capital Management, Inc. owns approximately 15.4% of our outstanding common shares.  Because of such ownership, our management and principal shareholders may be able to significantly affect our corporate decisions, including the election of the Board of Directors.

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

We currently operate 19 retail stores in the following locations:

Market	Opening Date	Retail Space (Sq. Ft.)
Minnesota	June 1998	33,000
	January 2001	24,000
	October 2001	49,000
	February 2003	33,000
	December 2004	30,000	(Also has 29,000 square feet of warehouse space)
	May 2008	23,000
	December 2008	31,000
	November 2011	24,000
	August 2012	28,000
Ohio	June 1997	20,000
	May 2001	32,000
	March 2002	30,000
	December 2007	30,000
Georgia	November 2004	30,000	(Also has 58,000 square feet of production/warehouse space)
	December 2006	46,000
	December 2008	33,000
	November 2009	28,000
Texas	October 2005	37,000	(Includes production/recycling space)
	September 2008	30,000

We lease all of our retail store facilities.  We generally attempt to negotiate lease terms of five to ten years that include options to renew for our retail stores.

We operate 11 processing and recycling centers.  One is located in the facility that we own in California.  Nine are leased facilities operated by us in Dartmouth, Nova Scotia; Oakville, Ontario; St. Louis Park, Minnesota; San Antonio, Texas; Springfield, Illinois; Commerce City, Colorado; Kent, Washington; Morrisville, North Carolina; and Louisville, Kentucky.  Our recycling centers typically range in size from 6,000 to 42,000 square feet.  We are also operating a processing and recycling center located in Philadelphia, Pennsylvania, through a joint venture agreement.  The joint venture, ARCA Advanced Processing, LLC leases a 97,000-square-foot facility.

We currently believe that all of the facilities we occupy are adequate for our future needs.

ITEM 3.	LEGAL PROCEEDINGS

In December 2012, we ceased operations at our Conyers, Georgia, facility and abandoned the leased property. We believe the landlord has relet the property to a new tenant. Nonetheless, the landlord has made a claim of approximately $500,000 against us based upon lease termination negotiations that had been progressing between the parties but ended. The landlord has filed a claim for breach of settlement in the Superior Court of Fulton County, Georgia. We are confident that we will successfully defend the claim made by the landlord as a result of the likely reletting of the property to a new tenant.

In February 2012, various individuals commenced a class action lawsuit against Whirlpool Corporation (“Whirlpool”) and various distributors of Whirlpool products, including Sears, The Home Depot, Lowe’s and us, alleging certain appliances sold by Whirlpool through its distribution chain, which includes us, were improperly designated with the ENERGY STAR® qualification rating established by the U.S. Department of Energy and the Environmental Protection Agency.  The claims against us include breach of warranty claims, as well as various state consumer protection claims.  The amount of the claim is, as yet, undetermined.  Whirlpool has offered to fully indemnify and defend its distributors in this lawsuit, including us, and has engaged defense counsel to defend itself and the distributors.  We care monitoring Whirlpool’s defense of the claims.

In 2007, we entered into an agreement with AMTIM Capital, Inc. (“AMTIM”) to act as our representative to market our recycling services in Canada under an arrangement that pays AMTIM for revenues generated by recycling services in Canada as set forth in the agreement between the parties.  A dispute has arisen between AMTIM and us with respect to the calculation of amounts due to AMTIM pursuant to the agreement.  AMTIM claims a discrepancy in the calculation of fees due to AMTIM by us of more than $600,000 as of mid-2010.  We commenced an action in the U.S. District Court for a determination of the parties’ rights under the agreement.  AMTIM started its own action in Ontario, Canada, against us for amounts it claims it are due pursuant to the agreement.  We moved the Canadian court for a stay of that action pending the U.S. action.  AMTIM requested the U.S. District Court to stay the U.S. action pending resolution of the Canadian court action.  AMTIM’s motion was denied by the U.S. District Court and as a result we obtained a default judgment against AMTIM approving the manner in which we have historically calculated fees due to AMTIM.  Shortly thereafter, the Canadian court dismissed our motion to stay the Canadian action.  We are currently pursuing an appeal of the court’s ruling in the Canadian action on the grounds that the issues between the parties have already been determined by the U.S. District Court, precluding any further litigation. Although the outcome is uncertain, we believe the possibility of a material loss is remote.

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

	High	Low
2012
First Quarter	$6.25	$4.34
Second Quarter	4.69	3.80
Third Quarter	4.39	3.20
Fourth Quarter	3.34	1.15

2011
First Quarter	$4.61	$3.18
Second Quarter	4.74	3.84
Third Quarter	4.72	3.72
Fourth Quarter	6.57	4.40

On March 20, 2013, the last reported sale price of our Common Stock on the NASDAQ Capital Market was $1.25 per share.  As of March 14, 2013, there were approximately 1,600 beneficial holders of our Common Stock.

We have not paid dividends on our Common Stock and do not presently plan to pay dividends on our Common Stock for the foreseeable future.  Our credit agreement prohibits payment of dividends.

Information concerning securities authorized for issuance under equity compensation plans is included in Part III, Item 12 of this report.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial information set forth below has been derived from our consolidated financial statements and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal years of 2012 and 2011 and “Item 8. Financial Statements and Supplementary Data.”  The financial information for fiscal years 2010, 2009 and 2008 have been derived from our audited consolidated financial statements which are not contained in this filing. All data is in thousands except per common share data.

Fiscal Years	2012	2011	2010 (a)	2009 (a)	2008 (a)

Statements of Operations:
Total revenues	$114,313	$126,669	$108,162	$101,269	$110,971
Gross profit	$27,955	$36,735	$32,899	$28,377	$35,610
Operating income (loss)	$(3,222)	$7,244	$3,069	$(2,161)	$4,035
Income (loss) from continuing operations	$(3,852)	$4,461	$2,009	$(3,338)	$1,864
Net income (loss) attributable to controlling interest	$(3,852)	$4,461	$2,009	$(3,338)	$360
Basic income (loss) from continuing operations per common share	$(0.69)	$0.81	$0.38	$(0.73)	$0.41
Basic income (loss) per common share	$(0.69)	$0.81	$0.38	$(0.73)	$0.08
Diluted income (loss) from continuing operations per common share	$(0.69)	$0.77	$0.37	$(0.73)	$0.41
Diluted income (loss) per common share	$(0.69)	$0.77	$0.37	$(0.73)	$0.08
Basic weighted average number of common shares outstanding	5,551	5,497	5,267	4,578	4,571
Diluted weighted average number of common shares outstanding	5,551	5,821	5,491	4,578	4,612

Balance Sheet:
Working capital	$7,631	$11,445	$1,331	$3,719	$5,772
Total assets	$41,804	$46,809	$39,864	$31,450	$37,415
Long-term liabilities	$7,643	$8,979	$3,841	$4,481	$5,412
Shareholders’ equity	$11,638	$15,180	$10,208	$5,643	$7,989
Total equity	$13,234	$17,380	$12,147	$5,643	$7,989

(a)	The financial information for fiscal years 2010, 2009 and 2008 have been derived from our audited consolidated financial statements which are not contained in this filing.

Selected Quarterly Financial Data

The following table sets forth certain unaudited quarterly financial data for the eight quarters ended December 29, 2012.  In our opinion, the unaudited information set forth below has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth herein.  The operating results for any quarter are not indicative of results for any future period.  All data is in thousands except per common share data.

	Fiscal 2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenues	$29,432	$29,342	$28,976	$26,563
Gross profit	$7,612	$7,571	$6,723	$6,049
Operating income (loss)	$84	$(193)	$(734)	$(2,379)
Net loss	$(77)	$(551)	$(1,159)	$(2,669)
Net loss attributable to controlling interest	$(66)	$(641)	$(1,082)	$(2,063)
Basic loss per common share	$(0.01)	$(0.12)	$(0.19)	$(0.37)
Diluted loss per common share	$(0.01)	$(0.12)	$(0.19)	$(0.37)
Basic weighted average number of common shares outstanding	5,537	5,555	5,556	5,556
Diluted weighted average number of common shares outstanding	5,537	5,555	5,556	5,556

	Fiscal 2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenues	$29,926	$32,891	$35,857	$27,995
Gross profit	$8,989	$9,647	$10,091	$8,008
Operating income	$1,528	$2,253	$2,928	$535
Net income	$737	$2,076	$1,706	$203
Net income attributable to controlling interest	$674	$2,028	$1,756	$3
Basic income per common share	$0.12	$0.37	$0.32	$—
Diluted income per common share	$0.12	$0.35	$0.30	$—
Basic weighted average number of common shares outstanding	5,493	5,493	5,493	5,510
Diluted weighted average number of common shares outstanding	5,769	5,820	5,821	5,876

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Subsidiaries.  ApplianceSmart, Inc., a Minnesota corporation, is a wholly owned subsidiary that was formed through a corporate reorganization in July 2011 to hold our business of selling new major household appliances through a chain of Company-owned retail stores.  ARCA Canada Inc., a Canadian corporation, is a wholly owned subsidiary that was formed in September 2006 to provide turnkey recycling services for electric utility energy efficiency programs.  ARCA Recycling, Inc., a California corporation, is a wholly owned subsidiary that was formed in November 1991 to provide turnkey recycling services for electric utility efficiency programs.  The operating results of our wholly owned subsidiaries are consolidated in our financial statements.

Variable Interest Entity.  ARCA Advanced Processing, LLC ("AAP") is a joint venture that was formed in October 2009 between ARCA and 4301 Operations, LLC (“4301”) to support ARCA’s agreement, as amended, with General Electric ("GE") acting through its GE Appliances business component.  Both ARCA and 4301 have a 50% interest in AAP.  AAP commenced operations in February 2010 and services the GE agreement as a subcontractor for ARCA.  The financial position and results of operations of AAP are consolidated in our financial statements based on our conclusion that AAP is a variable interest entity and because we have the ability to significantly influence the economic performance of the entity through our contractual agreement with GE.

Reporting Period.  We report on a 52- or 53-week fiscal year.  Our 2012 fiscal year (“2012”) ended on December 29, 2012, and included 52 weeks.  Our 2011 fiscal year (“2011”) ended on December 31, 2011, and included 52 weeks.

Segments. We operate two reportable segments: retail and recycling.  Our retail segment is comprised of income generated from the sale of appliances through ApplianceSmart® stores and includes a portion of our byproduct revenues from collected appliances.  Our recycling segment includes all income generated from collecting, recycling and installing appliances for utilities and other customers and includes a significant portion of our byproduct revenue, which is primarily generated through the recycling of appliances.  Our recycling segment also includes all income generated by AAP and our GE agreement.  GE sells its recyclable appliances in certain regions of the United States to us and we collect, process and recycle the appliances.  These appliances include units manufactured by GE as well as by other manufacturers.  The agreement requires that we will only recycle, and will not sell for re-use or resale, the recyclable appliances purchased from GE.  We have established regional processing centers in Philadelphia and Louisville to support our agreement with GE.  The regional processing center in Philadelphia is operated by AAP.

Our business components are uniquely positioned in the industry to work together to provide a full array of appliance-related services.  ApplianceSmart operates nineteen company-owned stores and sells new appliances directly to consumers and provides affordable ENERGY STAR® options for energy efficiency appliance replacement programs.  Our eleven regional recycling centers process appliances at end of life to remove environmentally damaging substances and produce material byproducts for over 150 utilities in the U.S. and Canada.  AAP employs advanced technology to refine traditional appliance recycling techniques to achieve optimal revenue-generating and environmental benefits. We are also the exclusive North American distributor for UNTHA Recycling Technology (“URT”), one of the world’s leading manufacturers of technologically advanced refrigerator recycling systems and recycling facilities for electrical household appliances and electronic scrap. AAP operates the only URT refrigerator system in the United States.

We believe the GE contract and AAP model is the future of appliance recycling and expect to open similar centers throughout the United States.  We cannot predict when these centers may open or if the appropriate volumes can be obtained to support the AAP model at future locations.

Our retail segment is similar to many other retailers in that it is seasonal in nature.  Historically, the fourth quarter is our weakest quarter in terms of both revenues and earnings.  We believe this is primarily because the fourth quarter includes several holidays during which consumers tend to focus less on purchasing major household appliances. During fiscal year 2012, we closed two underperforming ApplianceSmart stores in our Georgia market and opened one store in our Minnesota market. Fiscal year 2012 was challenging for retail sales and profitability due to consumer anxiety about the election, economy and government spending cuts. Our total retail store revenues decreased 2.1% compared with fiscal year 2011. By comparison, industry shipments of the six primary appliances sold at ApplianceSmart decreased 2.3% according to the Association of Home Appliance Manufacturers. We are implementing strategies for addressing our underperforming stores, from right-sizing showroom space to closure. We plan to close another one or two underperforming stores in 2013.

Revenues and earnings in our recycling segment are impacted by seasonal variances, with both the second and third quarters generally having higher levels of revenues and earnings.  During fiscal year 2012, we experienced an unanticipated decline in energy efficiency program volumes throughout most of our contracts as compared with fiscal year 2011. We believe this was due to economic uncertainty and tighter budgets at electric utilities. Seasonality in the recycling segment is due primarily to our utility customers supporting more marketing and advertising during the spring and summer months.  Our customers tend to promote the recycling programs more aggressively during the warmer months because they believe more people want to clean up their garages and basements during that time of the year.  However, the addition of the GE agreement and some customers shifting to marketing their appliance recycling programs year-round has helped to mitigate some seasonality. We are seeing a shift from straight recycling programs to weatherization programs that include replacing old inefficient refrigerators and washers with new ENERGY STAR® models and recycling the old appliances. We expect this trend to continue in 2013.

We monitor specific economic factors such as retail trends, consumer confidence, manufacturing by the major appliance companies, sales of existing homes and mortgage interest rates as key indicators of industry demand, particularly in our retail segment.  Competition in the home appliance industry is intense in the four retail markets we serve.  This includes competition not only from independent retailers, but also from such major retailers as Sears, Best Buy, The Home Depot and Lowe’s.  We also closely monitor the metals and various other scrap markets because of the type of components recovered in our recycling process.  This includes monitoring the American Metal Market and the regions throughout the U.S. where we have recycling centers.

We derive revenues from the sale of carbon offsets created by the destruction of ozone-depleting CFCs generated at our ARCA and AAP recycling centers.  In 2011, we sold carbon offsets on the voluntary market and recognized $1.2 million in revenues.  In 2012, our carbon offset revenues declined by $1.1 million due to uncertainty during 2012 regarding California’s nascent carbon market.  We elected to delay the destruction and sale of the majority of our accumulated CFCs until this market stabilized.  In January 2013, the California Superior Court rejected a major challenge to California’s cap-and-trade program for reducing greenhouse gases.  We cannot predict the impact of this legal case, nor other pending lawsuits, but we believe this court decision indicates growing momentum and stability in this market.  In the future, we believe it will become easier and more profitable to monetize our existing and future inventory of carbon offsets created by the destruction of CFCs.

Results of Operations

The following table sets forth our consolidated financial data as a percentage of total revenues for fiscal years 2012 and 2011:

	2012	2011
Revenues:
Retail	62.3%	57.5%
Recycling	22.1	26.1
Byproduct	15.6	16.4
Total revenues	100.0	100.0
Cost of revenues	75.5	71.0
Gross profit	24.5	29.0
Selling, general and administrative expenses	26.3	23.3
Impairment charge	0.9	—
Operating income (loss)	(2.7)	5.7
Other income (expense):
Interest expense, net	(1.0)	(0.9)
Other income (expense), net	—	—
Income (loss) before income taxes and noncontrolling interest	(3.7)	4.8
Provision for income taxes	0.1	1.1
Net income (loss)	(3.8)	3.7
Net loss (income) attributable to noncontrolling interest	0.5	(0.2)
Net income (loss) attributable to controlling interest	(3.3)%	3.5%

The following table sets forth the key results of operations by segment for fiscal years 2012 and 2011 (dollars in millions):

	2012	2011	% Change
Revenues:
Retail	72.4	74.5	(2.8)%
Recycling	41.9	52.2	(19.6)%
Total revenues	114.3	126.7	(9.8)%
Operating income (loss):
Retail	(2.7)	(0.3)	(997.5)%
Recycling	(0.2)	6.9	(103.5)%
Unallocated corporate costs	(0.3)	0.6	(160.1)%
Total operating income (loss)	(3.2)	7.2	(144.4)%

Our total revenues of $114.3 million for 2012 decreased $12.4 million or 9.8% from $126.7 million in 2011.  The decrease in revenues was attributed primarily to our recycling segment and the following three factors:

1.	A 27% decline in utility recycling volumes compared with 2011, resulting in lower revenues of approximately $6.3 million.

2.
A summer refrigerator replacement initiative in 2011 from a California utility program that resulted in replacing over 10,000 refrigerators that did not occur in 2012, resulting in lower revenues of approximately $2.9 million.

3.	A decline in carbon offset revenues of $1.1 million compared with 2011.

We expect to generate carbon offset revenues in 2013 but cannot predict the amount or frequency of carbon offset sales.  Retail segment revenues accounted for 63% of total revenues in 2012 compared with 59% in 2011. Recycling segment revenues and retail segment revenues each include a portion of byproduct revenues.  The decline in recycling volumes and lower carbon offset revenues impacted the overall mix of revenues between the retail and recycling segments in 2012 compared with 2011.

Our operating income (loss) of $(3.2) million for 2012 decreased $10.4 million or 144.4% compared with $7.2 million in 2011.  The change in operating income (loss) was attributed to several factors, including the following:

1.	The combination of lower retail segment revenues and gross profit percentage compared with 2011 resulted in a $1.8 million decline in operating income.

2.
An increase in retail segment sales, general and administrative expenses of $1.0 million related to operating two new ApplianceSmart stores that did not exist in 2011, offset by $0.4 million in lower advertising expenses.

3.	The combination of lower recycling segment volumes, lower scrap metal prices and higher transportation costs per unit compared with 2011 resulted in a $5.8 million decline in operating income.

4.	A $1.1 million decline of carbon offset revenues in our recycling segment that drop directly to operating income.

5.	A $1.1 million non-cash goodwill impairment charge related to AAP in our recycling segment.

Revenues.  Revenues for the fiscal years of 2012 and 2011 were as follows (dollars in millions):

	2012	2011	% Change
Retail	$71.2	$72.8	(2.1)%
Recycling	25.3	33.1	(23.5)%
Byproduct	17.8	20.8	(14.6)%
	$114.3	$126.7	(9.8)%

Retail Revenues.  Our retail revenues of $71.2 million for 2012 decreased $1.6 million or 2.1% from $72.8 million in 2011.  Comparable store appliance revenues from ApplianceSmart stores operating during the entire fiscal years of 2012 and 2011 decreased $3.8 million compared with 2011.  We believe the decline in comparable store revenues was driven by consumer anxiety about the election, economy and government spending cuts.  In November 2011, we opened an ApplianceSmart store in St. Cloud, Minnesota. In August 2012, we opened a store in Eden Prairie, Minnesota. These two new stores generated $3.0 million in revenues that did not occur in 2011. We closed two underperforming stores in our Georgia market, one in September 2012 and one in December 2012, resulting in a $0.8 million decline in revenues compared with 2011. We are implementing strategies for addressing our underperforming stores, from right-sizing showroom space to closure. We plan to close another one or two underperforming stores in 2013.

The table below illustrates our retail revenues by quarter for fiscal years 2012 and 2011 (dollars in millions):

	2012	2011	% Change
Quarter 1	$19.7	$19.2	2.8%
Quarter 2	19.0	18.4	3.1%
Quarter 3	17.3	18.8	(7.8)%
Quarter 4	15.2	16.4	(7.3)%
	$71.2	$72.8	(2.1)%

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

Recycling Revenues.  Our recycling revenues of $25.3 million for 2012 decreased $7.8 million or 23.5% from $33.1 million in 2011.  Recycling revenues are comprised of two components: (1) appliance recycling revenues generated by collecting and recycling appliances for utilities and other sponsors of energy efficiency programs and (2) replacement program revenues generated by recycling and replacing old appliances with new energy efficient models for programs sponsored by utility companies.  Appliance recycling revenues decreased 26.5% to $13.6 million in 2012 compared with $18.6 million in 2011, due primarily to 27% decline in recycling volumes.  Replacement program revenues decreased 19.7% to $11.7 million in 2012 compared with $14.5 million in 2011.  The decrease was primarily the result of a summer refrigerator replacement initiative from a California utility program that resulted in replacing over 10,000 refrigerators in 2011 that did not occur in 2012, resulting in a $2.9 million decline in revenues.  We are aggressively pursuing new appliance recycling and replacement programs along with renewing our current contracts throughout North America but cannot predict if we will be successful in signing new contracts or renewing existing contracts.

The table below illustrates our recycling revenues by quarter for fiscal years 2012 and 2011 (dollars in millions):

	2012	2011	% Change
Quarter 1	$5.3	$5.7	(8.2)%
Quarter 2	6.2	9.6	(36.0)%
Quarter 3	7.0	11.4	(38.1)%
Quarter 4	6.8	6.4	7.6%
	$25.3	$33.1	(23.5)%

Byproduct Revenues.  Our byproduct revenues of $17.8 million for 2012 decreased $3.0 million or 14.6% from $20.8 million in 2011.  The decrease in byproduct revenues was primarily the result of a decline in overall recycling volumes, lower carbon offset revenues and lower scrap metal prices.  The decline in overall recycling volumes and scrap metal prices resulted in lower byproduct revenues of $1.9 million. In 2011, we recognized $1.2 million in carbon offset revenues, of which $0.4 million was generated at AAP.  In 2012, carbon offset revenues declined by $1.1 million compared with 2011. Byproduct revenues include all of the revenues generated by AAP.  Revenues from AAP of $11.3 million was consistent with 2011. In 2012, AAP's recycling volume increased but was offset by lower scrap metal prices and lower carbon offset revenues.  We cannot predict byproduct material prices. We expect to generate carbon offset revenues in 2013 but cannot predict the amount or frequency of carbon offset sales.

The table below illustrates our byproduct revenues by quarter for fiscal years 2012 and 2011 (dollars in millions):

	2012	2011	% Change
Quarter 1	$4.4	$5.0	(11.2)%
Quarter 2	4.2	4.9	(13.5)%
Quarter 3	4.7	5.7	(18.9)%
Quarter 4	4.5	5.2	(13.8)%
	$17.8	$20.8	(14.6)%

Gross Profit.  Our gross profit of $28.0 million in 2012 decreased $8.7 million or 23.9% compared with $36.7 million in 2011.  Gross profit as a percentage of total revenues decreased to 24.5% in 2012 compared with 29.0% in 2011.

Gross profit for the retail segment decreased to $18.5 million in 2012 compared with $20.2 million in 2011.  The year-over-year decrease was due primarily to a shift in sales mix.  In 2012, our product sales consisted of 72% new (in-the-box) product compared with 58% new (in-the-box) product in 2011.  New (in-the-box) product typically has lower profit margins than special buy (out-of-the-box) product. Also, in 2012, we recorded an additional $0.6 million non-cash inventory charge related to aged inventory compared with 2011.

Our recycling segment gross profit decreased to $9.5 million in 2012 compared with $16.5 million in 2011, driven primarily by lower overall recycling volumes, higher transportation costs per unit, lower scrap metal prices and lower carbon offset revenues. The combination of a decline in our overall recycling volumes and increase in utility transportation costs per unit resulted in a $5.1 million reduction in gross profit. AAP's gross profit declined by $0.8 million compared with 2011 due primarily to lower scrap metal prices. The decline in carbon offset revenue of $1.1 million mentioned previously had a direct impact on our decline in gross profit.

Our gross profit for future periods can be affected favorably or unfavorably by numerous factors, including:

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

Selling, General and Administrative Expenses.  Our selling, general and administrative (“SG&A”) expenses of $30.1 million for 2012 increased $0.6 million or 2.0% compared with $29.5 million in 2011.  Our SG&A expenses as a percentage of total revenues increased to 26.3% in 2012 compared with 23.3% in 2011.  Selling expenses increased $0.3 million to $18.9 million in 2012 compared with $18.6 million in 2011.  The increase in selling expenses was due primarily to opening two ApplianceSmart stores in 2012, partially offset by a $0.4 million reduction to advertising expense to promote our ApplianceSmart stores.  General and administrative expenses increased $0.3 million to $11.2 million in 2012 compared with $10.9 million in 2011.  The increase in general and administrative expenses was due primarily to higher health care costs under our self-funded plan.

Impairment charge.  We recorded a $1.1 million impairment charge in the fourth quarter of 2012. AAP concluded, as a result of its goodwill impairment test, that a full impairment of its goodwill was appropriate in accordance with Financial Accounting Standards Board Accounting Standards Codification No. 350-20.

Provision for Income Taxes.  For 2012, we recorded a provision for income taxes of $0.1 million.  The tax provision recorded in 2012 is primarily related to the tax effect of the cumulative undistributed earnings from our Canadian subsidiary as it was determined that our investment in Canada is no longer permanent in duration. In 2012, we recognized a net deferred tax liability of $0.1 million consisting of a deferred liability of $1.0 million for undistributed earnings and a deferred tax assets of $0.9 million for foreign tax credits related to the undistributed earnings. In 2012, we recorded a valuation allowance of $1.2 million primarily against the NOLs generated during the year as it was determined to be more-likely-than-not that we will not recognize the benefit of the net loss incurred in 2012.

For 2011, we recorded a provision for income taxes of $1.4 million. At January 1, 2011, we recorded a full valuation allowance against our U.S. net deferred tax assets due to the uncertainty of their realization. During the second quarter of 2011, we concluded, based on the assessment of all available evidence, including previous three-year cumulative income before infrequent and unusual items, a history of generating income before taxes for six consecutive quarters and estimates of future profitability, that it was more-likely-than-not that we would be able to realize a portion of our deferred tax assets in the future and recorded a $0.9 million non-cash reversal of our deferred tax asset valuation allowance.  In 2011, we recorded $2.0 million and $0.3 million tax provisions related to taxable income from our U.S. and Canadian operations, respectively, which were partially offset by the non-cash reversal of a portion of our deferred tax asset valuation allowance.

Noncontrolling Interest.  Noncontrolling interest represents 4301’s share of AAP’s net (income) loss.  Under the AAP joint venture agreement, ARCA and 4301 each have a 50% interest in AAP.  AAP reported net loss of $1,208,000 that included a goodwill impairment charge of $1,082,000 for 2012, of which $604,000 represented the loss attributable to noncontrolling interest.  AAP reported a net income of $522,000 for 2011, of which $261,000 represented the income attributable to noncontrolling interest.

Liquidity and Capital Resources

Summary.  Cash and cash equivalents as of December 29, 2012, were $3.2 million compared with $4.4 million as of December 31, 2011.  Net working capital, the excess of current assets over current liabilities, decreased to $7.6 million as of December 29, 2012 compared with $11.4 million as of December 31, 2011.  The decline was primarily the result of carrying $1.2 million less in cash and cash equivalents, $1.2 million less in appliance inventory and $1.1 million in lower receivables.

The following table summarizes our cash flows for the fiscal years ended December 29, 2012 and December 31, 2011 (in millions):

	2012	2011
Total cash and cash equivalents provided by (used in):
Operating activities	$0.5	$1.4
Investing activities	(0.8)	(1.1)
Financing activities	(1.0)	1.1
Effect of exchange rates on cash and cash equivalents	0.1	(0.1)
Increase (decrease) in cash and cash equivalents	$(1.2)	$1.3

Operating Activities.  Our net cash provided by operating activities was $0.5 million in 2012 compared with $1.4 million in 2011.  The decrease in net cash provided by operating activities for the year ended December 29, 2012, was related primarily to our net loss, offset by cash provided by accounts receivable, appliance inventories and accounts payable.

Investing Activities.  Our net cash used in investing activities was $0.8 million in 2012 compared with $1.1 million in 2011.  Net cash used in investing activities for the year ended December 29, 2012, was entirely related to the purchase of property and equipment. Net cash used in investing activities for the year ended December 31, 2011, was related primarily to capital expenditures needed to complete the installation of AAP’s URT materials recovery system in Philadelphia, Pennsylvania, that began in 2010.  The net cash used in investing activities in 2011 was partially offset by the release of a $0.7 million deposit required by our credit card processor in 2009.  On December 31, 2012, our bankcard processor informed us that it was exercising its rights under the merchant contract and requiring a $0.5 million reserve.  The reserve will accumulate daily by garnishing 10% of our daily collections.

Financing Activities.  Our net cash used in financing activities was $1.0 million in 2012 compared with cash provided by financing activities of $1.1 million in 2011. Net cash used in financing activities for the year ended December 29, 2012, was related primarily to payments on our long-term borrowings and revolving line of credit. Net cash provided by financing activities for the year ended December 31, 2011, was related primarily to $9.4 million in proceeds from issuance of debt offset by the payment of $8.3 million on our borrowings.

Sources of Liquidity.  Our principal sources of liquidity are cash from operations and borrowings under our revolving line of credit. Our principal liquidity requirements consist of long-term debt obligations, capital expenditures and working capital. Our total capital requirements for the next twelve months will depend upon, among other things, the number and size of ApplianceSmart stores operating during the period, the recycling volumes generated from recycling contracts during the period and our needs related to AAP.  Currently, we have 19 ApplianceSmart stores and 11 recycling centers, including AAP, in operation.

We believe, based on the anticipated sales per retail store, the anticipated revenues from our recycling contracts and our anticipated gross profit, that our cash balance, anticipated funds generated from operations and our revolving line of credit will be sufficient to finance our operations, long-term debt obligations and capital expenditures through at least the next twelve months. See additional information under the section “Status of Credit Agreement.” We may also need additional capital to finance our operations if our revenues are lower than anticipated, our expenses are higher than anticipated or we pursue new opportunities. Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (Common or Preferred Stock) or other financing opportunities. There can be no assurance that such additional sources of financing will be available on terms satisfactory to us or permitted by our Credit Agreement.

Outstanding Indebtedness.  On January 24, 2011, we entered into a Revolving Credit, Term Loan and Security Agreement, as amended, (“Revolving Credit Agreement”) with PNC Bank, National Association (“PNC”) that provides us with a $15 million revolving line of credit.  The Revolving Credit Agreement had a stated maturity date of January 24, 2014, if not renewed.  The Revolving Credit Agreement includes a lockbox agreement and a subjective acceleration clause and, as a result, we have classified the revolving line of credit as a current liability.  The Revolving Credit Agreement is collateralized by a security interest in substantially all of our assets, and PNC is also secured by an inventory repurchase agreement with Whirlpool Corporation for Whirlpool purchases only.  We also issued a $750,000 letter of credit in favor of Whirlpool Corporation.  The Revolving Credit Agreement requires that we meet a minimum fixed charge coverage ratio of 1.1 to 1.0, measured on a trailing twelve-month basis.  The Revolving Credit Agreement limits investments we can purchase, the amount of other debt and leases we can incur, the amount of loans we can issue to our affiliates and the amount we can spend on fixed assets along with prohibiting the payment of dividends.  As of December 29, 2012, we were not in compliance with all the covenants of the Revolving Credit Agreement and received a notice of default from PNC.  See additional information under the section “Status of Credit Agreement.” We were in compliance with all the covenants of the Revolving Credit agreement as of December 31, 2011. The interest rate on the revolving line of credit was PNC Base Rate plus 1.75%, or 1-, 2- or 3-month PNC LIBOR Rate plus 2.75%.  The PNC Base Rate shall mean, for any day, a fluctuating per annum rate of interest equal to the highest of (i) the interest rate per annum announced from time to time by PNC at its prime rate, (ii) the Federal Funds Open Rate plus ½ of 1%, and (iii) the one-month LIBOR rate plus 100 basis points (1%).  As of December 29, 2012 and December 31, 2011, the outstanding balance under the Revolving Credit Agreement was $10.6 million and $10.7 million, respectively, with a weighted average interest rate of 3.07% and 3.72%, respectively, which included both PNC LIBOR Rate and PNC Base Rate loans.  The amount of revolving borrowings under the Revolving Credit Agreement is based on a formula using accounts receivable and inventories.  We may not have access to the full $15 million revolving line of credit due to the formula using accounts receivable and inventories, the amount of the letter of credit issued in favor of Whirlpool Corporation and the amount of outstanding loans between PNC and our AAP joint venture.  As of December 29, 2012 and December 31, 2011, our available borrowing capacity under the Revolving Credit Agreement was $2.5 million and $3.5 million, respectively.

On January 24, 2011, we entered into a $2.55 million Term Loan (“Term Loan”) with PNC Bank to finance the mortgage on our California facility.  The Term Loan is payable as follows, subject to acceleration upon the occurrence of an event of default or termination of the Revolving Credit Agreement: 119 consecutive monthly principal payments of $21,000 plus interest commencing on February 1, 2011, and continuing on the first day of each month thereafter followed by a 120th payment of all unpaid principal, interest and fees on February 1, 2021.  If the Revolving Credit Agreement is not renewed a balloon payment of $1.3 million in principal plus interest and additional fees will be due on January 24, 2016. The Term Loan is collateralized with our California facility located in Compton, California.  The Term Loan interest rate was PNC Base Rate plus 2.25%, or 1-, 2- or 3-month PNC LIBOR Rate plus 3.25%.  As of December 29, 2012, and December 31, 2011, the interest rate was 5.50%. On October 23, 2012, we received a letter from PNC (“default notice”) notifying us that we had failed to comply with certain financial covenants under the Term Loan. See additional information under the section “Status of Credit Agreement.”

On March 10, 2011, ARCA Advanced Processing, LLC entered into three separate commercial term loans (“Term Loans”) with Susquehanna Bank, pursuant to the guidelines of the U.S. Small Business Administration 7(a) Loan Program.  The total amount of the Term Loans is $4.75 million, split into three separate loans for $2.10 million; $1.40 million; and $1.25 million.  The Term Loans mature in ten years and bear an interest rate of Prime plus 2.75%.  As of both December 29, 2012, and December 31, 2011, the interest rate was 6.00%.  The total monthly interest and principal payments are $54,000 and began on July 1, 2011.  Borrowings under the Term Loans are secured by substantially all of the assets of AAP along with liens on the business assets and certain personal assets of the owners of 4301 Operations, LLC.  We are a guarantor of the Term Loans along with 4301 Operations, LLC and its owners.

The following table summarizes our borrowings as of December 29, 2012, and December 31, 2011 (in millions):

	December 29, 2012	December 31, 2011
Line of credit	$10.6	$10.7
PNC term loan	2.0	2.3
Susquehanna bank term loans (1)	4.2	4.5
Other financing obligations and loans (1)	0.9	1.1
Capital leases and other financing obligations	0.2	0.3
	17.9	18.9
Less: current portion of debt	11.5	11.7
	$6.4	$7.2

(1) Represents notes from consolidating AAP.

Status of Credit Agreement. As of September 29, 2012, and December 29, 2012, we were not in compliance with the minimum fixed charge coverage ratio covenant and the limitation on loans to affiliates under the Revolving Credit, Term Loan and Security Agreement (“Credit Agreement”) with PNC.

•
The Credit Agreement requires that we meet a minimum fixed charge coverage ratio of 1.10 to 1.00, measured on a trailing twelve-month basis. The fixed charge coverage ratio for the twelve months ended September 29, 2012, and December 29, 2012, was -1.55 to 1.00, and -2.06 to 1.00, respectively. The fixed charge coverage ratio for the fiscal year ended December 31, 2011, was 10.10 to 1.00.

•
The Credit Agreement provides that the outstanding balance of loans from us to AAP will not exceed specified amounts ($800,000 until June 30, 2012, $550,000 from July 1, 2012, through December 31, 2012, and $300,000 thereafter). The outstanding balance of loans to AAP exceeded the permitted amount as of July 27, 2012, and at certain dates thereafter. As of December 29, 2012, and March 20, 2013, the outstanding balance of such loans were $749,000 and $669,000, respectively.

These covenant violations are “events of default” under the Credit Agreement and entitle PNC to certain remedies, including but not limited to increasing the interest rate on our obligations under the Credit Agreement by two percentage points, retroactive to the date the default first occurred (July 27, 2012), limiting our available borrowings, or declaring the entire amount of our obligations immediately due and payable. On October 23, 2012, we received a letter from PNC (“default notice”) notifying us that we had failed to comply with the covenant regarding loans to AAP and that PNC was reserving all rights and remedies available to it under the Credit Agreement or otherwise, but PNC did not increase the interest rate or accelerate the obligations.

On March 14, 2013, we executed the third amendment to our Credit Agreement with PNC that extended the agreement two additional years until January 24, 2016, waived our prior “events of default,” reset our financial covenants and increased our interest rate, among other things. The amended terms under the Credit Agreement are as follows:

•	We must meet monthly minimum EBITDA requirements set forth in the amendment through 2013.

•	The affiliate loan balance must be reduced by $40,000 per month in 2013 and the affiliate loan balance will be capped at $300,000 on January 25, 2014, and thereafter.

•
Starting on December 28, 2013, we must meet a minimum fixed charge coverage ratio of 1.10 to 1.00 for the nine months then ended and on a trailing twelve-month basis beginning with the period ending March 30, 2014, and each quarter thereafter.

•
The interest rate spread on our Revolving Loan and Term Loan increased 100 basis points for both PNC Base Rate loans and PNC LIBOR Rate loans. We are not eligible to borrow under PNC LIBOR Rate loans until certain Interest Rate Reduction conditions are met as set forth in the amendment. If these Interest Rate Reduction conditions are met, we will also be able to remove the 100 basis point increase for both PNC Base Rate loans and PNC LIBOR Rate loans. The earliest the Interest Rate Reduction conditions could be met is January 31, 2014.

•	A prepayment penalty will be assessed at 3% during the first year of the third amendment to our Credit Agreement, 2% during the second year and 1% during the third year.

We have taken decisive steps to improve our operational execution and profitability in 2013. Our strategic initiatives span all aspects of our business, including our retail stores, regional recycling centers, corporate office and AAP joint venture. We have engaged Alliance Management to assist us with strategy development and execution through the first half of 2013. We are executing several restructuring activities that include lease terminations, job eliminations and contract renegotiations. During the fourth quarter of 2012, we terminated two leases and recorded a $0.2 million lease termination charge. The leases expire in October 2013 and January 2019. The annualized savings from the two lease terminations is approximately $0.4 million. During the first quarter of 2013, we completed a corporate staff restructuring and job eliminations that resulted in annualized savings of approximately $0.7 million and recorded a severance liability of $0.1 million. Additionally, we are executing several other cost reduction initiatives throughout 2013.

We anticipate that our existing capital resources and operating plan for 2013, including the restructuring activities mentioned above, will be sufficient to fund our operations for at least the next twelve months. There can be no assurances that our strategies and operational execution will not result in another “event of default” with our lender that may limit our available borrowings or accelerate the obligations. There is also no assurance that we will have access to capital should PNC accelerate our obligations in the “event of default” within the next twelve months.

Off-Balance-Sheet Arrangements and Contractual Obligations

Other than operating leases, we do not have any off-balance-sheet financing.  A summary of our operating lease obligations by fiscal year is included in the “Contractual Obligations” table below.  Additional information regarding our operating leases is available in “Item 2. Properties” and “Note 10. Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

The following table represents our contractual obligations (excluding interest), including AAP, as of December 29, 2012 (in millions):

Contractual Obligations	Total	Less Than One Year	1-3 Years	3-5 Years	More Than Five Years
PNC line of credit	$10.6	$10.6	$—	$—	$—
PNC term loan	2.0	0.2	0.5	1.3	—
Long-term debt obligations	4.8	0.6	1.1	1.0	2.1
Capital lease and other financing obligations	0.4	0.1	0.2	0.1	—
Operating lease obligations (1)	22.3	5.6	8.2	5.0	3.5
Total	$40.1	$17.1	$10.0	$7.4	$5.6

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and potentially result in materially different results under different assumptions and conditions.  See Note 2 of “Notes to Consolidated Financial Statements” for additional disclosure of the application of these and other accounting policies.

Goodwill.  We test goodwill annually for impairment.  Additionally, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of an entity below its carrying value. In assessing the recoverability of goodwill, market values and projections regarding estimated future cash flows and other factors are used to determine the fair value of the respective assets.  If these estimates or related projections change in the future, we may be required to record impairment charges for these assets.  We allocate goodwill to our two reporting segments, retail and recycling.  We compare the fair value of each reporting segment to its carrying amount on an annual basis to determine if there is potential goodwill impairment.  If the fair value of a reporting segment is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value of its goodwill.  To determine the fair value of our reporting segments, we generally use a present value technique (discounted cash flow) corroborated by market multiples when available and as appropriate.  The factor most sensitive to change with respect to the discounted cash flow analyses is the estimated future cash flows of each reporting segment, which is, in turn, sensitive to the estimates of future revenue growth and margins for these businesses.  If actual revenue growth and/or margins are lower than expectations, the impairment test results could differ.  Fair values for goodwill are determined based on discounted cash flows, market multiples or appraised values as appropriate.

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

Income Taxes.  We account for income taxes under the liability method.  Deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years.  Deferred tax assets are recognized for deductible temporary differences and tax operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled.  We assess the likelihood that our deferred tax assets will be recovered from future taxable income and record a valuation allowance to reduce our deferred tax assets to the amounts we believe to be realizable. We regularly evaluate both positive and negative evidence related to either recording or retaining a valuation allowance against our deferred tax assets.

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

Forward-Looking Statements

Statements contained in this annual report regarding our future operations, performance and results, and anticipated liquidity are forward-looking and, therefore, are subject to certain risks and uncertainties, including, but not limited to, those discussed herein.  Any forward-looking information regarding our operations will be affected primarily by individual retail store profitability, the volume of appliance sales, the strength of energy conservation recycling and replacement programs and general economic conditions affecting consumer demand for appliances.  Any forward-looking information will also be affected by our continued ability to purchase product from our suppliers at acceptable prices, the ability of individual retail stores to meet planned revenue levels, the number of retail stores, costs and expenses being realized at higher than expected levels, our ability to secure an adequate supply of special-buy appliances for resale, the ability to secure appliance recycling and replacement contracts with sponsors of energy efficiency programs, the ability of customers to supply units under their recycling contracts with us, the performance of our consolidated variable interest entity and the continued availability of our current line of credit.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk and Impact of Inflation

Interest Rate Risk.  We do not believe there is any significant risk related to interest rate fluctuations on our long-term fixed-rate debt.  There is interest rate risk on the revolving line of credit, PNC term loan and Susquehanna term loans, since our interest rate floats with prime and LIBOR.  The outstanding balance on our floating rate debt as of December 29, 2012, was approximately $16.8 million.  Based on average floating rate borrowings of $17.1 million, a hypothetical 100 basis point change in the applicable interest rate would have caused our interest expense to change by approximately $0.2 million for the fiscal year ended December 29, 2012.

Foreign Currency Exchange Rate Risk.  We currently generate revenues in Canada.  The reporting currency for our consolidated financial statements is U.S. dollars.  It is not possible to determine the exact impact of foreign currency exchange rate changes; however, the effect on reported revenue and net earnings can be estimated.  We estimate that the overall strength of the U.S. dollar against the Canadian dollar had an immaterial impact on the revenues and net income for the fiscal year ended December 29, 2012.  We do not currently hedge foreign currency fluctuations and do not intend to do so for the foreseeable future.

We do not hold any derivative financial instruments; nor do we hold any securities for trading or speculative purposes.

Also, we believe uncertainty in the housing market could continue to adversely affect buying habits of our retail segment customers in 2013.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Selected Quarterly Financial Data is presented in Part II, Item 6 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
Appliance Recycling Centers of America, Inc. and Subsidiaries
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Appliance Recycling Centers of America, Inc. and Subsidiaries (the Company) as of December 29, 2012, and December 31, 2011, and the related consolidated statements of comprehensive income (loss), shareholders’ equity and cash flows for the fiscal years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Appliance Recycling Centers of America, Inc. and Subsidiaries as of December 29, 2012, and December 31, 2011, and the results of their operations and their cash flows for the fiscal years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, MN
March 22, 2013

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	December 29, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$3,174	$4,401
Accounts receivable, net of allowance of $8 and $18, respectively	6,256	7,445
Inventories, net of reserves of $682 and $85, respectively	17,274	18,456
Income taxes receivable	522	392
Other current assets	1,332	1,028
Deferred income tax assets	—	173
Total current assets	28,558	31,895
Property and equipment, net	12,248	12,535
Goodwill	38	1,120
Other assets	935	1,232
Deferred income tax assets	25	27
Total assets (a)	$41,804	$46,809

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,957	$4,323
Accrued expenses	4,310	4,453
Line of credit	10,559	10,685
Current maturities of long-term obligations	955	989
Deferred income tax liabilities	146	—
Total current liabilities	20,927	20,450
Long-term obligations, less current maturities	6,357	7,251
Deferred gain, net of current portion	365	853
Deferred income tax liabilities	921	875
Total liabilities (a)	28,570	29,429

Commitments and contingencies	—	—

Shareholders’ equity:
Common Stock, no par value; 10,000 shares authorized; issued and outstanding: 5,556 shares and 5,527 shares, respectively	20,577	20,338
Accumulated deficit	(8,649)	(4,797)
Accumulated other comprehensive loss	(290)	(361)
Total shareholders’ equity	11,638	15,180
Noncontrolling interest	1,596	2,200
	13,234	17,380
Total liabilities and shareholders’ equity	$41,804	$46,809

(a) Assets of ARCA Advanced Processing, LLC (AAP), the consolidated variable interest entity (VIE), that can only be used to settle obligations of AAP were $10,045 and $11,771 as of December 29, 2012, and December 31, 2011, respectively.  Liabilities of AAP for which creditors do not have recourse to the general credit of Appliance Recycling Centers of America, Inc. were $1,948 and $2,186 as of December 29, 2012, and December 31, 2011, respectively.

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands, Except Per Share Amounts)

	For the fiscal year ended
	December 29, 2012	December 31, 2011
Revenues:
Retail	$71,234	$72,773
Recycling	25,280	33,062
Byproduct	17,799	20,834
Total revenues	114,313	126,669
Cost of revenues	86,358	89,934
Gross profit	27,955	36,735
Selling, general and administrative expenses	30,095	29,491
Impairment charge	1,082	—
Operating income (loss)	(3,222)	7,244
Other expense:
Interest expense, net	(1,139)	(1,133)
Other expense, net	(12)	(22)
Income before provision for income taxes and noncontrolling interest	(4,373)	6,089
Provision for income taxes	83	1,367
Net income (loss)	(4,456)	4,722
Net (income) loss attributable to noncontrolling interest	604	(261)
Net income (loss) attributable to controlling interest	$(3,852)	$4,461

Income (loss) per common share:
Basic	$(0.69)	$0.81
Diluted	$(0.69)	$0.77

Weighted average common shares outstanding:
Basic	5,551	5,497
Diluted	5,551	5,821

Net income (loss)	$(4,456)	$4,722
Other comprehensive income (loss), net of tax:
Effect of foreign currency translation adjustments	71	(87)
Total other comprehensive income (loss), net of tax	71	(87)
Comprehensive income (loss)	(4,385)	4,635
Comprehensive (income) loss attributable to noncontrolling interest	604	(261)
Comprehensive income (loss) attributable to controlling interest	$(3,781)	$4,374

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In Thousands)

			Accumulated
			Other
	Common Stock		Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Income (Loss)	Deficit	Interest	Total
Balance at January 1, 2011	5,493	$19,740	$(274)	$(9,258)	$1,939	$12,147
Net income	—	—	—	4,461	261	4,722
Other comprehensive loss, net of tax	—	—	(87)	—	—	(87)
Issuance of Common Stock	34	117	—	—	—	117
Share-based compensation	—	428	—	—	—	428
Excess tax benefits related to share-based compensation	—	53	—	—	—	53
Balance at December 31, 2011	5,527	20,338	(361)	(4,797)	2,200	17,380
Net loss	—	—	—	(3,852)	(604)	(4,456)
Other comprehensive income, net of tax	—	—	71	—	—	71
Issuance of Common Stock	29	86	—	—	—	86
Share-based compensation	—	153	—	—	—	153
Balance at December 29, 2012	5,556	$20,577	$(290)	$(8,649)	$1,596	$13,234

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For the fiscal year ended
	December 29, 2012	December 31, 2011
Operating activities
Net income (loss)	$(4,456)	$4,722
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	1,221	1,303
Impairment charge	1,082	—
Share-based compensation	153	428
Amortization of deferred financing costs	197	193
Amortization of deferred gain	(488)	(487)
Reversal of deferred income tax valuation allowance	—	(917)
Deferred income taxes	367	1,621
Excess tax benefits from share-based compensation	—	(53)
Other	38	(4)
Changes in assets and liabilities:
Accounts receivable	1,178	(2,417)
Inventories	1,182	(1,863)
Other current assets	(434)	(896)
Other assets	20	224
Accounts payable and accrued expenses	491	(471)
Income taxes payable	—	(7)
Net cash flows provided by operating activities	551	1,376

Investing activities
Purchases of property and equipment	(818)	(1,757)
Decrease in restricted cash	—	701
Proceeds from sale of property and equipment	—	11
Net cash flows used in investing activities	(818)	(1,045)

Financing activities
Checks issued in excess of cash in bank	—	(42)
Net borrowings (payments) under line of credit	(126)	546
Payments on debt obligations	(990)	(8,315)
Proceeds from issuance of debt obligations	—	9,400
Payment of deferred financing costs	—	(669)
Proceeds from issuance of Common Stock	86	117
Excess tax benefits related to share-based compensation	—	53
Net cash flows (used in) provided by financing activities	(1,030)	1,090

Effect of changes in exchange rate on cash and cash equivalents	70	(85)

Increase (decrease) in cash and cash equivalents	(1,227)	1,336
Cash and cash equivalents at beginning of year	4,401	3,065
Cash and cash equivalents at end of year	$3,174	$4,401

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For the fiscal year ended
	December 29 2012	December 31 2011
Supplemental disclosures of cash flow information
Cash payments for interest	$935	$931
Cash payments (refunds) for income taxes, net	$(154)	$1,055

Non-cash investing and financing activities
Equipment acquired under financing obligations and capital leases	$159	$253
Repayment of debt from trade-in of equipment	$87	$—

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

ApplianceSmart, Inc., a Minnesota corporation, is a wholly owned subsidiary that was formed through a corporate reorganization in July 2011 to hold our business of selling new major household appliances through a chain of Company-owned retail stores.  ARCA Canada Inc., a Canadian corporation, is a wholly owned subsidiary that was formed in September 2006 to provide turnkey recycling services for electric utility energy efficiency programs.  ARCA Recycling, Inc., a California corporation, is a wholly owned subsidiary that was formed in November 1991 to provide turnkey recycling services for electric utility efficiency programs.  The operating results of our wholly owned subsidiaries are consolidated in our financial statements.

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

Fiscal year:  We report on a 52- or 53-week fiscal year.  Our 2012 fiscal year (“2012”) ended on December 29, 2012, and included 52 weeks.  Our 2011 fiscal year (“2011”) ended on December 31, 2011, and included 52 weeks.

2.             Significant Accounting Policies

Cash and cash equivalents:  We consider all highly liquid investments purchased with original maturity dates of three months or less to be cash equivalents.  We maintain our cash in bank deposit and money-market accounts, which, at times, exceed federally insured limits.  We have determined that the fair value of the money-market accounts fall within Level 1 of the fair value hierarchy.  We have not experienced any losses in such accounts.

Trade receivables:  We carry unsecured trade receivables at the original invoice amount less an estimate made for doubtful accounts based on a monthly review of all outstanding amounts.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions.  We write off trade receivables when we deem them uncollectible.  We record recoveries of trade receivables previously written off when we receive them.  We consider a trade receivable to be past due if any portion of the receivable balance is outstanding for more than ninety days.  We do not charge interest on past due receivables.  Our management considers the allowance for doubtful accounts of $8 and $18 to be adequate to cover any exposure to loss as of December 29, 2012, and December 31, 2011, respectively.

Inventories:  Inventories, consisting principally of appliances, are stated at the lower of cost, determined on a specific identification basis, or market and consist of the following as of December 29, 2012, and December 31, 2011:

	December 29, 2012	December 31, 2011
Appliances held for resale	$17,768	$18,291
Processed metals to be sold from recycled appliances	188	250
Less provision for inventory obsolescence	(682)	(85)
	$17,274	$18,456

We provide estimated provisions for the obsolescence of our appliance inventories, including adjustments to market, based on various factors, including the age of such inventory and our management’s assessment of the need for such provisions.  We look at historical inventory agings and margin analysis in determining our provision estimate.

Property and equipment: Property and equipment are stated at cost. We compute depreciation using straight-line and modified units of production methods over a range of estimated useful lives from 3 to 30 years.

We amortize leasehold improvements on a straight-line basis over the shorter of their estimated useful lives or the underlying lease term.  Repair and maintenance costs are charged to operations as incurred.

Property and equipment consists of the following as of December 29, 2012, and December 31, 2011:

	Useful Life (Years)	December 29, 2012	December 31, 2011
Land	—	$1,140	$1,140
Buildings and improvements	18-30	3,429	3,303
Equipment (including computer software)	3-15	20,158	19,472
Projects under construction	—	63	35
		24,790	23,950
Less accumulated depreciation and amortization		(12,542)	(11,415)
		$12,248	$12,535

Depreciation and amortization expense:  Depreciation and amortization expense related to buildings and equipment from our recycling centers is presented in cost of revenues, and depreciation and amortization expense related to buildings and equipment from our ApplianceSmart stores and corporate assets, such as furniture and computers, is presented in selling, general and administrative expenses in the consolidated statements of comprehensive income (loss).  Depreciation and amortization expense was $1,141 and $1,223 for fiscal years 2012 and 2011, respectively.  Depreciation and amortization included in cost of revenues was $591 and $507 for fiscal years 2012 and 2011, respectively.

Software development costs:  We capitalize software developed for internal use and are amortizing such costs over their estimated useful lives of three years.  Costs capitalized were $135 and $191 for fiscal years 2012 and 2011, respectively.  Amortization expense on software development costs was $150 and $217 for fiscal years 2012 and 2011, respectively.  Estimated amortization expenses are $124, $79 and $17 for fiscal years 2013, 2014 and 2015, respectively.

Impairment of long-lived assets:  We evaluate long-lived assets such as property and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.  We assess impairment based on the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition.  Should the sum of the expected future net cash flows be less than the carrying value, we recognize an impairment loss at that time.  We measure an impairment loss by comparing the amount by which the carrying value exceeds the fair value (estimated discounted future cash flows or appraisal of assets) of the long-lived assets.  We recognized no impairment charges during fiscal years 2012 and 2011 related to long-lived assets.

Restricted cash:  Restricted cash consisted of a reserve required by our bankcard processor to cover chargebacks, adjustments, fees and other charges that may be due from us.  On December 31, 2012, our bankcard processor informed us that it was exercising its rights under the merchant contract and requiring a $500 reserve.  The reserve will accumulate daily by garnishing 10% of our daily collections.

Goodwill:  We test goodwill annually for impairment.  Additionally, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of an entity below its carrying value. In assessing the recoverability of goodwill, market values and projections regarding estimated future cash flows and other factors are used to determine the fair value of the respective assets.  If these estimates or related projections change in the future, we may be required to record impairment charges for these assets.  We allocate goodwill to our two reporting segments, retail and recycling.  We compare the fair value of each reporting segment to its carrying amount on an annual basis to determine if there is potential goodwill impairment.  If the fair value of a reporting segment is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value of its goodwill.  To determine the fair value of our reporting segments, we generally use a present value technique (discounted cash flow) corroborated by market multiples when available and as appropriate.  The factor most sensitive to change with respect to the discounted cash flow analyses is the estimated future cash flows of each reporting segment, which is, in turn, sensitive to the estimates of future revenue growth and margins for these businesses.  If actual revenue growth and/or margins are lower than expectations, the impairment test results could differ.  Fair value for goodwill is determined based on discounted cash flows, market multiples or appraised values as appropriate.  During the fourth quarter of 2012, AAP determined that indicators of impairment existed that made it more-likely-than-not that the carrying value of the reporting entity exceeded its fair value. The future cash flows generated by AAP are significantly below the original investment model due to a higher level of debt service, delays and uncertainty in monetizing CFCs and declining average AMM metal prices. As a result of the goodwill impairment test, AAP recorded a $1,082 impairment charge during the fourth quarter of 2012. We did not have any impairment charges to our goodwill for fiscal year 2011.

The changes in the carrying amount of goodwill from January 1, 2011, until December 29, 2012, are as follows:

Recycling Segment
Balance as of January 1, 2011	$1,120
Impairment charge	—
Balance as of December 31, 2011	1,120
Impairment charge	(1,082)
Balance as of December 29, 2012	$38

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

Changes in our warranty accrual, included in accrued expenses on the consolidated balance sheets, for the fiscal years ended December 29, 2012, and December 31, 2011, are as follows:

	For the fiscal year ended
	December 29, 2012	December 31, 2011
Beginning Balance	$71	$36
Standard accrual based on units sold	43	97
Actual costs incurred	(16)	(16)
Periodic accrual adjustments	(51)	(46)
Ending Balance	$47	$71

Income taxes:  We account for income taxes under the liability method.  Deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years.  Deferred tax assets are recognized for deductible temporary differences and tax operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled.  We assess the likelihood that our deferred tax assets will be recovered from future taxable income and record a valuation allowance to reduce our deferred tax assets to the amounts we believe to be realizable. We regularly evaluate both positive and negative evidence related to either recording or retaining a valuation allowance against our deferred tax assets.

Share-based compensation:  We recognize share-based compensation expense on a straight-line basis over the vesting period for all share-based awards granted.  We use the Black-Scholes option pricing model to determine the fair value of awards at the grant date.  We calculate the expected volatility for stock options and awards using historical volatility.  We estimate a 0%-5% forfeiture rate for stock options issued to employees and Board of Directors members, but will continue to review these estimates in future periods.  The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected life represents the period that the stock option awards are expected to be outstanding.  The expected dividend yield is zero as we have not paid or declared any cash dividends on our Common Stock.  Based on these valuations, we recognized share-based compensation expense of $153 and $428 for fiscal years 2012 and 2011, respectively.  We estimate that share-based compensation expense for fiscal year 2013 will be approximately $4 based on the value of options outstanding as of December 29, 2012.  This estimate does not include any expense for additional options that may be granted and vest during 2013.

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

Advertising expense:  Our policy is to expense advertising costs as incurred.  Advertising expense was $2,238 and $2,680 for fiscal years 2012 and 2011, respectively.

Basic and diluted income (loss) per common share:  Basic income (loss) per common share is computed based on the weighted average number of common shares outstanding.  Diluted income per common share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued.  Potentially dilutive shares of Common Stock include unexercised stock options and warrants.  Basic per share amounts are computed, generally, by dividing net income by the weighted average number of common shares outstanding.  Diluted per share amounts assume the conversion, exercise or issuance of all potential Common Stock instruments unless their effect is anti-dilutive, thereby reducing the loss or increasing the income per common share.  In calculating diluted weighted average shares and per share amounts, we included stock options with exercise prices below average market prices, for the respective fiscal years in which they were dilutive, using the Treasury stock method.  We calculated the number of additional shares by assuming the outstanding stock options were exercised and that the proceeds from such exercises were used to acquire Common Stock at the average market price during the year.  For fiscal year 2012, we excluded 795 options and warrants from the diluted weighted average share outstanding calculation as the effect of these options and warrants is anti-dilutive due to the net loss incurred.  For fiscal year 2011, we excluded 235 options and warrants from the diluted weighted average share outstanding calculation as the effect of these options and warrants is anti-dilutive.

A reconciliation of the denominator in the basic and diluted income or loss per share is as follows:

	For the fiscal year ended
	December 29,	December 31,
	2012	2011
Numerator:
Net income (loss) attributable to controlling interest	$(3,852)	$4,461
Denominator:
Weighted average common shares outstanding - basic	5,551	5,497
Employee stock options	—	112
Stock warrants	—	212
Weighted average common shares outstanding - diluted	5,551	5,821

Income (loss) per common share:
Basic	$(0.69)	$0.81
Diluted	$(0.69)	$0.77

3.             Sale-Leaseback Transaction

On September 25, 2009, we completed the sale-leaseback of our St. Louis Park, Minnesota, building.  The building is a 126,458-square-foot facility that includes our corporate offices, a processing and recycling center, and an ApplianceSmart retail store.  Pursuant to the agreement entered into on August 11, 2009, we sold the St. Louis Park building for $4,627, net of fees, and leased the building back over an initial lease term of five years.  The sale of the building provided the Company with $2,032 in cash after repayment of the $2,595 mortgage.  The sale-leaseback transaction resulted in an adjustment of $2,191 to the net book value related to the land and building, and we recorded a deferred gain of $2,436.  Under the terms of the lease agreement, we are classifying the lease as an operating lease and amortizing the gain on a straight-line basis over five years.  We amortized $488 and $487 of the deferred gain for fiscal years 2012 and 2011, respectively.  The deferred gain amortization is netted against rent expense as a component of selling, general and administrative expenses in the consolidated statements of comprehensive income (loss).

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

The following table summarizes the assets and liabilities of AAP as of December 29, 2012, and December 31, 2011:

	December 29, 2012	December 31, 2011
Assets
Current assets	$787	$1,134
Property and equipment, net	9,109	9,419
Goodwill	—	1,082
Other assets	149	136
Total assets	$10,045	$11,771
Liabilities
Accounts payable	$826	$858
Accrued expenses	204	250
Current maturities of long-term debt obligations	635	593
Long-term debt obligations, net of current maturities	4,437	5,022
Other liabilities (a)	749	647
Total liabilities	$6,851	$7,370

(a) Other liabilities represent outstanding loans from ARCA and are eliminated in consolidation.

The following table summarizes the operating results of AAP for fiscal years 2012 and 2011:

	For the fiscal year ended
	December 29, 2012	December 31, 2011
Revenues	$11,241	$11,337
Gross profit	584	1,373
Operating income (loss) (b)	(847)	869

(b) The operating loss reported in fiscal 2012 includes a $1,082 goodwill impairment charge.

5.             Other Assets

Other assets as of December 29, 2012, and December 31, 2011, consist of the following:

	December 29, 2012	December 31, 2011
Deposits	376	$400
Recycling contract, net	259	339
Deferred financing costs, net	279	476
Patent costs	21	17
	$935	1,232

For both fiscal years 2012 and 2011, we recorded amortization expense of $80 related to our recycling contract.  For fiscal years 2012 and 2011, we recorded non-cash interest expense of $197 and $193, respectively, related to deferred financing costs.

Estimated amortization expense over the next four years, the remaining life, of our recycling contract is as follows:

2013	$80
2014	80
2015	80
2016	19

6.             Accrued Expenses

Accrued expenses as of December 29, 2012, and December 31, 2011, consist of the following:

	December 29, 2012	December 31, 2011
Compensation and benefits	$963	$1,023
Accrued rebate and incentive checks	563	728
Accrued rent	1,383	1,336
Warranty expense	47	71
Accrued payables	307	408
Current portion of deferred gain on sale-leaseback of building	487	487
Deferred revenue	157	96
Other	403	304
	$4,310	$4,453

7.             Line of Credit

On January 24, 2011, we entered into a Revolving Credit, Term Loan and Security Agreement, as amended, (“Revolving Credit Agreement”) with PNC Bank, National Association (“PNC”) that provides us with a $15,000 revolving line of credit.  See Note 9 for further discussion regarding the Term Loan entered into with PNC.  The Revolving Credit Agreement had a stated maturity date of January 24, 2014, if not renewed.  The Revolving Credit Agreement includes a lockbox agreement and a subjective acceleration clause and, as a result, we have classified the revolving line of credit as a current liability.  The Revolving Credit Agreement is collateralized by a security interest in substantially all of our assets, and PNC is also secured by an inventory repurchase agreement with Whirlpool Corporation for Whirlpool purchases only.  We also issued a $750 letter of credit in favor of Whirlpool Corporation.  The Revolving Credit Agreement requires that we meet a minimum fixed charge coverage ratio of 1.1 to 1.0, measured on a trailing twelve-month basis.  The Revolving Credit Agreement limits investments we can purchase, the amount of other debt and leases we can incur, the amount of loans we can issue to our affiliates and the amount we can spend on fixed assets along with prohibiting the payment of dividends.  As of December 29, 2012, we were not in compliance with all the covenants of the Revolving Credit Agreement and received a notice of default from PNC.  See Note 15 for further discussion regarding the notice of default and subsequent amendment to the Revolving Credit, Term Loan and Security Agreement, including waiver of the events of default. We were in compliance with all the covenants of the Revolving Credit agreement as of December 31, 2011. The interest rate on the revolving line of credit was PNC Base Rate plus 1.75%, or 1-, 2- or 3-month PNC LIBOR Rate plus 2.75%.  The PNC Base Rate shall mean, for any day, a fluctuating per annum rate of interest equal to the highest of (i) the interest rate per annum announced from time to time by PNC at its prime rate, (ii) the Federal Funds Open Rate plus ½ of 1%, and (iii) the  one-month LIBOR rate plus 100 basis points (1%).  As of December 29, 2012, and December 31, 2011, the outstanding balance under the Revolving Credit Agreement was $10,559 and $10,685, respectively, with a weighted average interest rate of 3.07% and 3.72%, respectively, which included both PNC LIBOR Rate and PNC Base Rate loans.  The amount of revolving borrowings under the Revolving Credit Agreement is based on a formula using accounts receivable and inventories.  We may not have access to the full $15,000 revolving line of credit due to the formula using accounts receivable and inventories, the amount of the letter of credit issued in favor of Whirlpool Corporation and the amount of outstanding loans between PNC and our AAP joint venture.  As of December 29, 2012, and December 31, 2011, our available borrowing capacity under the Revolving Credit Agreement was $2,531 and $3,505, respectively.

8.          Borrowings

Long-term debt, capital lease and other financing obligations as of December 29, 2012, and December 31, 2011, consist of the following:

	December 29, 2012	December 31, 2011
PNC term loan	2,040	2,295
Susquehanna term loans	4,154	4,537
2.75% note, due in monthly installments of $3, including interest, due October 2024, collateralized by equipment	411	440
10.00% note, due in monthly installments of $10, including interest, due December 2014	280	400
Capital leases and other financing obligations	427	568
	7,312	8,240
Less current maturities	955	989
	$6,357	$7,251

On January 24, 2011, we entered into a $2,550 Term Loan (“Term Loan”) with PNC Bank to finance the mortgage on our California facility.  The Term Loan is payable as follows, subject to acceleration upon the occurrence of an event of default or termination of the Revolving Credit Agreement: 119 consecutive monthly principal payments of $21 plus interest commencing on February 1, 2011, and continuing on the first day of each month thereafter followed by a 120th payment of all unpaid principal, interest and fees on February 1, 2021.  If the Revolving Credit Agreement is not renewed a balloon payment of $1,275 in principal plus interest and additional fees will be due on January 24, 2016. The Term Loan is collateralized with our California facility located in Compton, California.  The Term Loan interest rate was PNC Base Rate plus 2.25%, or 1-, 2- or 3-month PNC LIBOR Rate plus 3.25%.  As of both December 29, 2012, and December 31, 2011, the interest rate was 5.50%. On October 23, 2012, we received a letter from PNC (“default notice”) notifying us that we had failed to comply with certain financial covenants under the Term Loan. See Note 15 for further discussion regarding the notice of default and subsequent amendment to the Revolving Credit, Term Loan and Security Agreement, including waiver of the events of default.

On March 10, 2011, ARCA Advanced Processing, LLC entered into three separate commercial term loans (“Term Loans”) with Susquehanna Bank, pursuant to the guidelines of the U.S. Small Business Administration 7(a) Loan Program.  The total amount of the Term Loans is $4,750, split into three separate loans for $2,100; $1,400; and $1,250.  The Term Loans mature in ten years and bear an interest rate of Prime plus 2.75%.  As of both December 29, 2012, and December 31, 2011, the interest rate was 6.00%.  The total monthly interest and principal payments are $54 and began on July 1, 2011.  Borrowings under the Term Loans are secured by substantially all of the assets of AAP along with liens on the business assets and certain personal assets of the owners of 4301 Operations, LLC.  We are a guarantor of the Term Loans along with 4301 Operations, LLC and its owners.

The future annual maturities of borrowings are as follows:

	ARCA	AAP	Total
2013	$320	$635	$955
2014	316	679	995
2015	311	538	849
2016	1,293	547	1,840
2017	—	564	564
Thereafter	—	2,109	2,109
	$2,240	$5,072	$7,312

Capital leases and other financing obligations:  We acquire certain equipment under capital leases and other financing obligations.  The cost of equipment was approximately $1,969 and $1,940 at December 29, 2012, and December 31, 2011, respectively.  Accumulated amortization at December 29, 2012, and December 31, 2011, was approximately $1,574 and $1,458, respectively.  Depreciation and amortization expense for equipment under capital leases and other financing obligations is included in cost of revenues and selling, general and administrative expenses.

The following schedule by fiscal year is the approximate remaining minimum payments required under the capital leases and other financing obligations, together with the present value at December 29, 2012:

	ARCA	AAP	Total
2013	$82	$76	$158
2014	72	76	148
2015	61	51	112
2016	18	30	48
2017	—	15	15
Total minimum lease and other financing obligation payments	233	248	481
Less amount representing interest	33	21	54
Present value of minimum payments	200	227	427
Less current portion	65	66	131
Capital lease and other financing obligations, net of current portion	$135	$161	$296

9.          Commitments and Contingencies

Operating leases:  We lease the majority of our retail stores and recycling centers under noncancelable operating leases.  The leases typically require the payment of taxes, maintenance, utilities and insurance.

Minimum future rental commitments under noncancelable operating leases as of December 29, 2012, are as follows:

	ARCA	AAP	Total
2013	$5,171	$385	$5,556
2014	4,355	400	4,755
2015	3,100	404	3,504
2016	2,246	425	2,671
2017	1,903	427	2,330
Thereafter	2,188	1,334	3,522
	$18,963	$3,375	$22,338

Rent expense for fiscal years 2012 and 2011 was $5,313 and $4,804, respectively. We have an agreement to receive future sublease payments of $634 through March 2016.

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

10.          Income Taxes

For 2012, we recorded a provision for income taxes of $83.  The tax provision recorded in 2012 is primarily related to the tax effect of the cumulative undistributed earnings from our Canadian subsidiary as it was determined that our investment in Canada is no longer permanent in duration. In 2012, we recognized a net deferred tax liability of $114 consisting of a deferred liability of $994 for undistributed earnings and a deferred tax assets of $880 for foreign tax credits related to the undistributed earnings. In 2012, we recorded a valuation allowance of $1,154 primarily against the NOLs generated during the year as it was determined to be more-likely-than-not that we will not recognize the benefit of the net loss incurred in 2012.

For 2011, we recorded a provision for income taxes of $1,367. At January 1, 2011, we recorded a full valuation allowance against our U.S. net deferred tax assets due to the uncertainty of their realization. During the second quarter of 2011, we concluded, based on the assessment of all available evidence, including previous three-year cumulative income before infrequent and unusual items, a history of generating income before taxes for six consecutive quarters and estimates of future profitability, that it was more-

likely-than-not that we would be able to realize a portion of our deferred tax assets in the future and recorded a $917 non-cash reversal of our deferred tax asset valuation allowance.  During 2011, we also adjusted our deferred tax assets and related valuation allowance by $219 primarily to state our remaining federal net operating loss carryforwards at the proper amounts.  This adjustment had no material impact on our recorded income tax provision for the year ended December 31, 2011.  In 2011, we recorded $2,025 and $259 tax provisions related to taxable income from our U.S. and Canadian operations, respectively, which were partially offset by the non-cash reversal of a portion of our deferred tax asset valuation allowance.  In 2011, we did not recognize a deferred tax liability related to cumulative undistributed earnings of our Canadian subsidiary because the earnings were determined to be permanent in duration. During 2011, we recognized $53 of windfall tax benefits from share-based compensation, which was recorded to Common Stock on the consolidated balance sheets.

The provision for income taxes for fiscal years 2012 and 2011 consisted of the following:

	For the fiscal year ended
	December 29, 2012	December 31, 2011
Current tax expense:
Federal	$(248)	$266
State	26	140
Foreign	(62)	257
Current tax expense	$(284)	$663
Deferred tax expense — domestic	365	702
Deferred tax expense — foreign	2	2
Provision for income taxes	$83	$1,367

A reconciliation of our provision for income taxes with the federal statutory tax rate for fiscal years 2012 and 2011 is shown below:

	For the fiscal year ended
	December 29, 2012	December 31, 2011
Income tax expense at statutory rate	$(1,282)	$1,981
State tax expense, net of federal tax effect	(130)	303
Permanent differences	194	360
Change in valuation allowance	1,154	(15)
Recognition of tax effect for the cumulative undistributed earnings from Canada	114	—
Reversal of deferred tax asset valuation allowance	—	(917)
Adjustment of deferred tax assets	58	—
Utilization of foreign tax credit	—	(256)
Foreign income tax payable true-up	(57)	—
Foreign rate differential	—	(47)
Other	32	(42)
	$83	$1,367

Income before provision for income taxes and noncontrolling interest was derived from the following sources for fiscal years 2012 and 2011 as shown below:

	For the fiscal year ended
	December 29, 2012	December 31, 2011
United States	$(4,356)	$5,279
Canada	(17)	810
	$(4,373)	$6,089

The components of net deferred tax assets (liabilities) as of December 29, 2012, and December 31, 2011, are as follows:

	December 29, 2012	December 31, 2011
Deferred tax assets:
Net operating loss carryforwards	$689	$290
Federal and state tax credits	464	—
Reserves	414	191
Accrued expenses	254	203
Share-based compensation	286	227
Deferred gain	331	521
Investments	—	103
Property and equipment	25	201
Total deferred tax assets	2,463	1,736
Deferred tax liabilities:
Prepaid expenses	(146)	(69)
Property and equipment	(50)	(262)
Investments	(1,124)	(1,049)
Total deferred tax liabilities	(1,320)	(1,380)
Valuation allowance	(2,185)	(1,031)
Net deferred tax liabilities	$(1,042)	$(675)

The deferred tax amounts have been classified in the accompanying consolidated balance sheets as follows:

	December 29, 2012	December 31, 2011
Current assets	$—	$173
Non-current assets	25	27
Current liabilities	(146)	—
Non-current liabilities	(921)	(875)
	$(1,042)	$(675)

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

At December 29, 2012, we had federal NOL carryforwards of approximately $2,311 ($1,090 of which is subject to IRC section 382 limitations), alternative minimum tax carryforwards of $322 and a foreign tax credit carryforward of $256.  We also had state NOL carryforwards of $6,837 ($713 of which is subject to IRC section 382 limitations).  The NOL carryforwards are available to offset future taxable income or reduce taxes payable through 2029.  These loss carryforwards began expiring in 2011.  We previously wrote off NOLs related to IRC section 382 limits against the valuation allowance.  At December 29, 2012, we had $1,221 of federal NOL carryforwards not subject to IRC section 382 limitations that begin expiring in 2018.

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  As of December 29, 2012, and December 31, 2011, we did not have any material uncertain tax positions.

It is our practice to recognize interest related to income tax matters as a component of interest expense and penalties as a component of selling, general and administrative expense.  As of December 29, 2012, and December 31, 2011, we had an immaterial amount of accrued interest and penalties.

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

We had no significant unrecognized tax benefits as of December 29, 2012, that would reasonably be expected to affect our effective tax rate during the next twelve months.

11.          Shareholders’ Equity

Common Stock:  During the first quarter of 2012, 29 stock options were exercised that resulted in cash proceeds of $86 and had an intrinsic value of $71 . During the fourth quarter of 2011, 34 stock options were exercised that resulted in cash proceeds of $117 and had an intrinsic value of $96 .

Stock options:  On May 12, 2011, our shareholders approved and adopted the 2011 Stock Compensation Plan (the “2011 Plan”).  The 2011 Plan authorizes the granting of awards in any of the following forms: (i) stock options, (ii) stock appreciation rights, and (iii) other share-based awards, including but not limited to restricted stock, restricted stock units or performance shares, and expires on the earlier of May 12, 2021, or the date that all shares reserved under the 2011 Plan are issued or no longer available.  The 2011 Plan provides for the issuance of up to 700 shares of Common Stock pursuant to awards granted under the 2011 Plan.  Options granted to employees typically vest over two years while grants to non-employee directors vest in six months.  As of December 29, 2012, 52 options were outstanding under the 2011 Plan. Our 2006 Stock Option Plan (the “2006 Plan”) expired on June 30, 2011, but the options outstanding under the 2006 Plan continue to be exercisable in accordance with their terms.  As of December 29, 2012, 473 options were outstanding to employees and non-employee directors under the 2006 Plan.  Our Restated 1997 Stock Option Plan (the “1997 Plan”) has expired, but the options outstanding under the expired 1997 Plan continue to be exercisable in accordance with their terms.  As of December 29, 2012, options to purchase an aggregate of 8 shares were outstanding under the 1997 Plan.  We issue new Common Stock when stock options are exercised. On May 10, 2012, we granted 30 stock options from our 2011 Plan to non-employee directors with an exercise price of $4.05 per share, a vesting period of six months and a weighted average fair value of $3.57 per share. On August 2, 2012, we granted 8 stock options from our 2011 plan to non-employee directors with an exercise price of $4.01 per share, a vesting period of six months and a weighted average fair value of $3.52 per share.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for fiscal years 2012 and 2011:

	For the fiscal year ended
	December 29, 2012	December 31, 2011
Expected dividend yield	—	—
Expected stock price volatility	95.46%	97.46%
Risk-free interest rate	1.80%	2.93%
Expected life of options (years)	10.00	8.85

Additional information relating to all outstanding options is as follows (in thousands, except per share data):

	Options Outstanding	Weighted Average Exercise Price
Balance at January 1, 2011	552	$3.87
Granted	73	4.45
Exercised	(34)	3.38
Cancelled/expired	(3)	4.76
Balance at December 31, 2011	588	3.99
Granted	38	4.04
Exercised	(29)	3.03
Cancelled/expired	(59)	5.25
Forfeited	(5)	4.25
Balance at December 29, 2012	533	$3.88

The weighted average fair value per option of options granted during fiscal years 2012 and 2011 was $3.56 and $3.86, respectively.

The following table summarizes information about stock options outstanding as of December 29, 2012 (in thousands, except per share data):

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$5.05 to $6.41	169	2.57	$5.40
$3.55 to $4.69	191	6.72	4.01
$2.22 to $2.80	138	3.28	2.35
$1.87	35	5.95	1.87
	533	4.47	3.88	$—

The following table summarizes information about stock options exercisable as of December 29, 2012 (in thousands, except per share data):

Range of Exercise Prices	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$5.05 to $6.41	169	$5.40
$3.55 to $4.69	184	4.01
$2.22 to $2.80	138	2.35
$1.87	35	1.87
	526	3.88	$—

The aggregate intrinsic value in the preceding tables represents the total pre-tax intrinsic value, based on our closing stock price of $1.29 on December 28, 2012, which theoretically could have been received by the option holders had all option holders exercised their options as of that date.  There were no in-the-money options exercisable as of December 29, 2012.

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

12.          Major Customers and Suppliers

For the fiscal years ended December 29, 2012, and December 31, 2011, no single customer represented 10% or more of our total revenues.  As of December 29, 2012, and December 31, 2011, four customers and five customers, respectively, each represented more than 10% of our total trade receivables, for a total of 54% and 79%, respectively, of our total trade receivables.

During the two fiscal years ended December 29, 2012, and December 31, 2011, we purchased a vast majority of appliances for resale from three suppliers.  We have and are continuing to secure other vendors from which to purchase appliances.  However, the curtailment or loss of one of these suppliers or any appliance supplier could adversely affect our operations.

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

The following tables present our segment information for fiscal years 2012 and 2011:

	For the fiscal year ended
	December 29, 2012	December 31, 2011
Revenues:
Retail	$72,360	$74,478
Recycling	41,953	52,191
Total revenues	$114,313	$126,669

Operating income (loss):
Retail	$(2,645)	$(241)
Recycling	(241)	6,926
Unallocated corporate costs	(336)	559
Total operating income (loss)	$(3,222)	$7,244

Assets:
Retail	$18,476	$20,100
Recycling	18,658	20,537
Corporate assets not allocable	4,670	6,172
Total assets	$41,804	$46,809

Cash capital expenditures:
Retail	$228	$181
Recycling	332	1,335
Corporate	258	241
Total cash capital expenditures	$818	$1,757

Depreciation and amortization expense:
Retail	$226	$331
Recycling	609	524
Corporate	386	448
Total depreciation and amortization expense	$1,221	$1,303

Interest expense:
Retail	$377	$299
Recycling	468	589
Corporate	298	250
Total interest expense	$1,143	$1,138

14.          Benefit Contribution Plan

We have a defined contribution salary deferral plan (401(k) plan) covering substantially all employees under Section 401(k) of the Internal Revenue Code.  We contribute an amount equal to 10 cents for each dollar contributed by each employee up to a maximum of 5% of each employee’s compensation.  AAP also has a 401(k) plan which includes a safe harbor matching contribution of 4% of the employee’s contribution.  We recognized expense for contributions to the plans of $51 and $42 for fiscal years 2012 and 2011, respectively.

15.          Liquidity and Credit Agreement

For the year ended December 29, 2012, we incurred a net loss attributable to controlling interests of $3,852 compared with generating a net income attributable to controlling interest of $4,461 for the year ended December 31, 2011. The $8,313 decline in our operating results had a direct impact on our covenant compliance and liquidity.

The following table illustrates changes in key liquidity measurements for the years ended December 29, 2012 and December 31, 2011:

	2012	2011
Cash and cash equivalents	$3,174	$4,401
Working capital	7,631	11,445
Available borrowing under our line of credit	2,531	3,505

As of September 29, 2012, and December 29, 2012, we were not in compliance with the minimum fixed charge coverage ratio covenant and the limitation on loans to affiliates under the Revolving Credit, Term Loan and Security Agreement (“Credit Agreement”) with PNC.

•
The Credit Agreement requires that we meet a minimum fixed charge coverage ratio of 1.10 to 1.00, measured on a trailing twelve-month basis. The fixed charge coverage ratio for the twelve months ended September 29, 2012, and December 29, 2012, was -1.55 to 1.00, and -2.06 to 1.00, respectively. The fixed charge coverage ratio for the fiscal year ended December 31, 2011, was 10.10 to 1.00.

•
The Credit Agreement provides that the outstanding balance of loans from us to AAP will not exceed specified amounts ($800 until June 30, 2012, $550 from July 1, 2012, through December 31, 2012, and $300 thereafter). The outstanding balance of loans to AAP exceeded the permitted amount as of July 27, 2012 and at certain dates thereafter. As of December 29, 2012, and March 20, 2013, the outstanding balance of such loans were $749 and $669, respectively.

These covenant violations are “events of default” under the Credit Agreement and entitle PNC to certain remedies, including but not limited to increasing the interest rate on our obligations under the Credit Agreement by two percentage points, retroactive to the date the default first occurred (July 27, 2012), limiting our available borrowings, or declaring the entire amount of our obligations immediately due and payable. On October 23, 2012, we received a letter from PNC (“default notice”) notifying us that we had failed to comply with the covenant regarding loans to AAP and that PNC was reserving all rights and remedies available to it under the Credit Agreement or otherwise, but PNC did not increase the interest rate or accelerate the obligations.

On March 14, 2013, we executed the third amendment to our Credit Agreement with PNC that extended the agreement two additional years until January 24, 2016, waived our prior “events of default,” reset our financial covenants and increased our interest rate, among other things. The amended terms under the Credit Agreement are as follows:

•	We must meet monthly minimum EBITDA requirements set forth in the amendment through 2013.

•	The affiliate loan balance must be reduced by $40 per month in 2013 and the affiliate loan balance will be capped at $300 on January 25, 2014, and thereafter.

•
Starting on December 28, 2013, we must meet a minimum fixed charge coverage ratio of 1.10 to 1.00 for the nine months then ended and on a trailing twelve-month basis beginning with the period ending March 30, 2014, and each quarter thereafter.

•
The interest rate spread on our Revolving Loan and Term Loan increased 100 basis points for both PNC Base Rate loans and PNC LIBOR Rate loans. We are not eligible to borrow under PNC LIBOR Rate loans until certain Interest Rate Reduction conditions are met as set forth in the amendment. If these Interest Rate Reduction conditions are met, we will also be able to remove the 100 basis point increase for both PNC Base Rate loans and PNC LIBOR Rate loans. The earliest the Interest Rate Reduction conditions could be met is January 31, 2014.

•	A prepayment penalty will be assessed at 3% during the first year of the third amendment to our Credit Agreement, 2% during the second year and 1% during the third year.

We have taken decisive steps to improve our operational execution and profitability in 2013. Our strategic initiatives span all aspects of our business, including our retail stores, regional recycling centers, corporate office and AAP joint venture. We have engaged Alliance Management to assist us with strategy development and execution through the first half of 2013. We are executing several restructuring activities that include lease terminations, job eliminations and contract renegotiations. During the fourth quarter of 2012, we terminated two leases and recorded a $174 lease termination charge. The leases expire in October 2013 and

January 2019. The annualized savings from the two lease terminations is approximately $407. During the first quarter of 2013, we completed a corporate staff restructuring and job eliminations that resulted in annualized savings of approximately $749 and recorded a severance liability of $106. Additionally, we are executing several other cost reduction initiatives throughout 2013.

We anticipate that our existing capital resources and operating plan for 2013, including the restructuring activities mentioned above, will be sufficient to fund our operations for at least the next twelve months. There can be no assurances that our strategies and operational execution will not result in another “event of default” with our lender that may limit our available borrowings or accelerate the obligations. There is also no assurance that we will have access to capital should PNC accelerate our obligations in the “event of default” within the next twelve months.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at December 29, 2012. Based on that evaluation, our Chief Executive Officer concluded that, at December 29, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Management concluded that our internal control over financial reporting was effective as of December 29, 2012.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended December 29, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors and executive officers of the Company is set forth under the headings “Nominees” and “Information Concerning Officers and Key Employees Who Are Not Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2013 Annual Meeting of Shareholders to be held May 9, 2013 and is incorporated herein by reference.

Code of Ethics

Our Audit Committee has adopted a code of ethics applicable to our directors and officers (including our Chief Executive Officer and Chief Financial Officer) and other of our senior executives and employees in accordance with applicable rules and regulations of the SEC and The NASDAQ Stock Market.  A copy of the code of ethics may be obtained upon request, without charge, by addressing a request to Investor Relations, ARCA, Inc., 7400 Excelsior Boulevard, Minneapolis, MN 55426.  The code of ethics is also posted on our website at www.ArcaInc.com under “Investor Relations — Corporate Governance.”

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

Information regarding executive compensation is set forth under the heading “Executive Compensation” in our Proxy Statement for our 2013 Annual Meeting of Shareholders to be held May 9, 2013, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is set forth under the heading “Common Stock Ownership” in our Proxy Statement for our 2013 Annual Meeting of Shareholders to be held May 9, 2013, and is incorporated herein by reference.

The following table gives aggregate information under our equity compensation plans as of December 29, 2012:

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options and Warrants	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans, Excluding Securities Reflected in Column (a)
Equity compensation plans approved by shareholders	533,050	$3.88	647,500
Equity compensation plans not approved by shareholders	23,500	$3.55	—
Total	556,550	$3.87	647,500

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding director independence and certain relationships and related transactions is set forth under the headings “Director Independence” and “Review, Approval or Ratification of Transactions with Related Persons” in our Proxy Statement for our 2013 Annual Meeting of Shareholders to be held May 9, 2013, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is set forth under the heading “Independent Registered Public Accounting Firm” in our Proxy Statement for our 2013 Annual Meeting of Shareholders to be held May 9, 2013, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Financial Statement Schedules and Exhibits
	1	Financial Statements
See Index to Financial Statements under Item 8 of this report.
	2	Financial Statement Schedules
None.
	3	Exhibits
See Index to Exhibits on page 58 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

March 22, 2013	APPLIANCE RECYCLING CENTERS OF AMERICA, INC. (Registrant)

	By	/s/ Edward R. Cameron
Edward R. Cameron
President and Chief Executive Officer

	By	/s/ Jeffrey A. Cammerrer
Jeffrey A. Cammerrer
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward R. Cameron	Chairman of the Board, President and	March 22, 2013
Edward R. Cameron	Chief Executive Officer

/s/ Jeffrey A. Cammerrer	Chief Financial Officer	March 22, 2013
Jeffrey A. Cammerrer

/s/ Duane S. Carlson	Director	March 22, 2013
Duane S. Carlson

/s/ Stanley Goldberg	Director	March 22, 2013
Stanley Goldberg

/s/ Steve Lowenthal	Director	March 22, 2013
Steve Lowenthal

/s/ Randy Pearce	Director	March 22, 2013
Randy Pearce

/s/ Dean R. Pickerell	Director	March 22, 2013
Dean R. Pickerell

Index to Exhibits

Exhibit No.	Description
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

10.5‡
Appliance Sales and Recycling Agreement dated October 21, 2009, between General Electric Company and the Company [filed as Exhibit No. 10.38 to the Company’s Form 10-K for the year ended January 2, 2010 (File No. 0-19621) and incorporated herein by reference].

10.6
Warrant to Purchase Common Stock of the Company for the Purchase of 248,189 shares of Common Stock in favor of General Electric Company, dated October 21, 2009 [filed as Exhibit No. 10.39 to the Company’s Form 10-K for the year ended January 2, 2010 (File No. 0-19621) and incorporated herein by reference].

10.7
Revolving Credit, Term Loan and Security Agreement dated January 24, 2011, between PNC Bank, National Association and the Company [filed as Exhibit No. 10.11 to the Company’s Form 10-K for the year ended January 1, 2011 (File No. 0-19621) and incorporated herein by reference].

10.8
Amendment No. 1, dated December 30, 2011, to Revolving Credit, Term Loan and Security Agreement dated January 24, 2011, between PNC Bank, National Association and the Company [filed as Exhibit No. 10.8 to the Company's Form 10-K for the year ended December 31, 2011 (File No. 0-19621) and incorporated herein by reference].

10.9
Amendment No. 2, dated March 22, 2012, to Revolving Credit, Term Loan and Security Agreement dated January 24, 2011, between PNC Bank, National Association and the Company [filed as Exhibit No. 10.1 to the Company's Form 10-Q for the quarter ended March 31, 2012 (File No. 0-19621) and incorporated herein by reference].

10.10+	Amendment No. 3, dated March 14, 2013, to Revolving Credit, Term Loan and Security Agreement dated January 24, 2011, between PNC Bank, National Association and the Company.
10.11
Term Loan dated January 24, 2011, between PNC Bank, National Association and ARCA Advanced Processing, LLC [filed as Exhibit No. 10.12 to the Company’s Form 10-K for the year ended January 1, 2011 (File No. 0-19621) and incorporated herein by reference].

10.12
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

21.1+	Subsidiaries of Appliance Recycling Centers of America, Inc.
23.1+	Consent of Baker Tilly Virchow Krause, LLP, Independent Registered Public Accounting Firm.
31.1+	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**
The following materials from our Annual Report on Form 10-K for the fiscal year ended December 29, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Notes to Consolidated Financial Statements, and (vI) document and entity information.

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