Form 10-Q
period 2013-03-30
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2013-05-09
CIK 862861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 30, 2013

or

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

As of May 7, 2013, there were outstanding 5,555,927 shares of the registrant’s Common Stock, without par value.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

PART I.                 FINANCIAL INFORMATION

Item 1.	Financial Statements

 APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	March 30, 2013	December 29, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,925	$3,174
Accounts receivable, net of allowance of $12 and $8, respectively	6,826	6,256
Inventories, net of reserves of $504 and $682, respectively	14,395	17,274
Income taxes receivable	518	522
Other current assets	1,001	1,332
Total current assets	26,665	28,558
Property and equipment, net	11,946	12,248
Restricted cash	500	—
Other assets	1,069	973
Deferred income taxes	24	25
Total assets (a)	$40,204	$41,804
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,449	$4,957
Accrued expenses	5,179	4,310
Line of credit	7,769	10,559
Current maturities of long-term obligations	1,037	955
Deferred income tax liability	146	146
Total current liabilities	19,580	20,927
Long-term obligations, less current maturities	6,150	6,357
Deferred gain, net of current portion	244	365
Deferred income tax liabilities	921	921
Total liabilities (a)	26,895	28,570
Commitments and contingencies
Shareholders’ equity:
Common Stock, no par value; 10,000 shares authorized; issued and outstanding: 5,556 shares at both periods	20,581	20,577
Accumulated deficit	(8,465)	(8,649)
Accumulated other comprehensive loss	(348)	(290)
Total shareholders’ equity	11,768	11,638
Noncontrolling interest	1,541	1,596
	13,309	13,234
Total liabilities and shareholders’ equity	$40,204	$41,804

(a) Assets of ARCA Advanced Processing, LLC (AAP), our consolidated variable interest entity (VIE), that can only be used to settle obligations of AAP were $9,762 and $10,045 as of March 30, 2013 and December 29, 2012, respectively. Liabilities of AAP for which creditors do not have recourse to the general credit of Appliance Recycling Centers of America, Inc. were $1,922 and $1,948 as of March 30, 2013 and December 29, 2012, respectively.

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands, Except Per Share Amounts)

	Three Months Ended
	March 30, 2013	March 31, 2012
Revenues:
Retail	$18,059	$19,756
Recycling	8,300	5,265
Byproduct	4,065	4,423
Total revenues	30,424	29,444
Costs of revenues	22,514	21,500
Gross profit	7,910	7,944
Selling, general and administrative expenses	7,485	7,860
Operating income	425	84
Other income (expense):
Interest expense, net	(283)	(254)
Other income (expense), net	(13)	16
Income (loss) before income taxes and noncontrolling interest	129	(154)
Benefit of income taxes	—	(77)
Net income (loss)	129	(77)
Net loss attributable to noncontrolling interest	55	11
Net income (loss) attributable to controlling interest	$184	$(66)

Income (loss) per common share:
Basic	$0.03	$(0.01)
Diluted	$0.03	$(0.01)

Weighted average common shares outstanding:
Basic	5,556	5,537
Diluted	5,678	5,537

Net income (loss)	$129	$(77)
Other comprehensive income (loss), net of tax:
Effect of foreign currency translation adjustments	(58)	60
Total other comprehensive income (loss), net of tax	(58)	60
Comprehensive income (loss)	71	(17)
Comprehensive loss attributable to noncontrolling interest	55	11
Comprehensive income (loss) attributable to controlling interest	$126	$(6)

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended
	March 30, 2013	March 31, 2012
Operating activities
Net income (loss)	$129	$(77)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	337	303
Share-based compensation	4	36
Amortization of deferred gain	(121)	(122)
Amortization of debt issuance costs	49	49
Other	16	3
Changes in assets and liabilities:
Accounts receivable	(571)	1,298
Inventories	2,879	(1,807)
Other current assets	335	(231)
Other assets	(24)	(37)
Accounts payable and accrued expenses	1,277	2,412
Net cash flows provided by operating activities	4,310	1,827

Investing activities
Purchases of property and equipment	(45)	(350)
Increase in restricted cash	(500)	—
Net cash flows used in investing activities	(545)	(350)

Financing activities
Net payments under line of credit	(2,790)	(1,725)
Payments on debt obligations	(205)	(257)
Proceeds from issuance of debt obligations	80	—
Proceeds from issuance of Common Stock	—	82
Payment of debt issuance costs	(42)	—
Net cash flows used in financing activities	(2,957)	(1,900)

Effect of changes in exchange rate on cash and cash equivalents	(57)	58

Increase (decrease) in cash and cash equivalents	751	(365)
Cash and cash equivalents at beginning of period	3,174	4,401
Cash and cash equivalents at end of period	$3,925	$4,036

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In Thousands)

	Three Months Ended
	March 30, 2013	March 31, 2012
Supplemental disclosures of cash flow information
Cash payments for interest	$205	$203
Cash payments for income taxes	$1	$123

Non-cash investing and financing activities
Accrued debt issuance costs related to amended credit agreement	$98	$—

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

The accompanying consolidated financial statements of the Company are unaudited and have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and Article 8 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, normal and recurring adjustments and accruals considered necessary for a fair presentation for the periods indicated have been included.  Operating results for the three-month periods ended March 30, 2013 and March 31, 2012 are presented using 13-week periods.  The results of operations for any interim period are not necessarily indicative of the results for the year.

These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended December 29, 2012 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2013.

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

Reclassifications:  The consolidated statements of comprehensive income (loss) include the reclassification of prior year revenues, cost of revenues and sales, general and administrative expenses related to AAP to conform with the current year presentation. The reclassification is related primarily to facilities costs and certain other costs not directly related to the production of recycled materials from cost of revenues to sales, general and administrative expenses.

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

2.                                      Significant Accounting Policies

Trade receivables:  We carry unsecured trade receivables at the original invoice amount less an estimate made for doubtful accounts based on a monthly review of all outstanding amounts.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions.  We write off trade receivables when we deem them uncollectible.  We record recoveries of trade receivables previously written off when we receive them.  We consider a trade receivable to be past due if any portion of the receivable balance is outstanding for more than ninety days.  We do not charge interest on past due receivables.  Our management considers the allowance for doubtful accounts of $12 and $8 to be adequate to cover any exposure to loss at March 30, 2013 and December 29, 2012, respectively.

Inventories:  Inventories, consisting principally of appliances, are stated at the lower of cost, determined on a specific identification basis, or market and consist of:

	March 30, 2013	December 29, 2012
Appliances held for resale	$14,598	$17,768
Processed metals from recycled appliances held for resale	301	188
Less provision for inventory obsolescence	(504)	(682)
	$14,395	$17,274

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

Property and equipment:  Property and equipment consists of the following:

	March 30, 2013	December 29, 2012
Land	$1,140	$1,140
Buildings and improvements	3,277	3,429
Equipment (including computer software)	20,154	20,158
Projects under construction	81	63
	24,652	24,790
Less accumulated depreciation and amortization	(12,706)	(12,542)
	$11,946	$12,248

Software development costs:  We capitalize software developed for internal use and are amortizing such costs over their estimated useful lives of three years.  Costs capitalized were $24 and $49 for the three months ended March 30, 2013 and March 31, 2012, respectively.

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

Changes in our warranty accrual are as follows:

	Three Months Ended
	March 30, 2013	March 31, 2012
Beginning Balance	$47	$71
Standard accrual based on units sold	11	12
Actual costs incurred	(4)	(4)
Periodic accrual adjustments	(12)	(13)
Ending Balance	$42	$66

Share-based compensation:  We recognize share-based compensation expense on a straight-line basis over the vesting period for all share-based awards granted.  We use the Black-Scholes option pricing model to determine the fair value of awards at the grant date.  We calculate the expected volatility for stock awards using historical volatility.  We estimate a 0%-5% forfeiture rate for stock awards issued to all employees and members of the Board of Directors, but will continue to review these estimates in future periods.  The risk-free rates for the expected terms of the stock awards are based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected life represents the period that the stock awards are expected to be outstanding.  The expected dividend yield is zero as we have not paid or declared any cash dividends on our Common Stock.  Based on these valuations, we recognized share-based compensation expense of $4 and $36 for the three months ended March 30, 2013 and March 31, 2012, respectively.  We do not have any remaining expense for fiscal 2013 based on the value of stock awards outstanding as of March 30, 2013.  However, we may have expense if additional awards are granted during 2013.

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

Basic and diluted income (loss) per share:  Basic income (loss) per common share is computed based on the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued.  Potentially dilutive shares of Common Stock include unexercised stock options and warrants.  Basic per share amounts are computed, generally, by dividing net income (loss) attributable to controlling interest by the weighted average number of common shares outstanding.  Diluted per share amounts assume the conversion, exercise or issuance of all potential Common Stock instruments unless their effect is anti-dilutive, thereby reducing the loss or increasing the income per common share.  In calculating diluted weighted average shares and per share amounts, we included stock options and warrants with exercise prices below average market prices, for the respective reporting periods in which they were dilutive, using the treasury stock method.  We calculated the number of additional shares by assuming the outstanding stock options were exercised and that the proceeds from such exercises were used to acquire Common Stock at the average market price during the quarter.  For the three months ended March 30, 2013, we excluded 556 options from the diluted weighted average shares outstanding calculation as the effect of these options were anti-dilutive.  For the three months ended March 31, 2012, we excluded all options and warrants from the diluted weighted average share outstanding calculation as the effect of these options and warrants were anti-dilutive due to the net loss incurred.

A reconciliation of the denominator in the basic and diluted income or loss per share is as follows:

	Three Months Ended
	March 30, 2013	March 31, 2012
Numerator:
Net income (loss) attributable to controlling interest	$184	$(66)

Denominator:
Weighted average shares outstanding — basic	5,556	5,537
Employee stock options	—	—
Stock warrants	122	—
Weighted average shares outstanding — diluted	5,678	5,537

Income (loss) per share:
Basic	$0.03	$(0.01)
Diluted	$0.03	$(0.01)

3.                                      Variable Interest Entity

The financial position and results of operations of AAP are consolidated in our financial statements based on our conclusion that AAP is a variable interest entity and because we have the ability to significantly influence the economic performance of the entity through our contractual agreement with GE.

The following table summarizes the assets and liabilities of AAP as of March 30, 2013 and December 29, 2012:

	March 30, 2013	December 29, 2012
Assets
Current assets	$664	$787
Property and equipment, net	8,952	9,109
Other assets	146	149
Total Assets	$9,762	$10,045
Liabilities
Accounts payable	$719	$826
Accrued expenses	261	204
Current maturities of long-term debt obligations	723	635
Long-term debt obligations, net of current maturities	4,307	4,437
Other liabilities (a)	669	749
Total Liabilities	$6,679	$6,851

(a)          Other liabilities represent loans between ARCA and AAP that are eliminated in consolidation.

The following table summarizes the operating results of AAP for the three months ended March 30, 2013 and March 31, 2012:

	Three Months Ended
	March 30, 2013	March 31, 2012
Revenues	$2,577	$2,720
Gross profit	316	522
Operating income (loss)	(53)	65
Net loss	(110)	(22)

4.                                      Other Assets

Other assets as of March 30, 2013 and December 29, 2012 consist of the following:

	March 30, 2013	December 29, 2012
Goodwill	$38	$38
Deposits	400	376
Recycling contract, net	240	259
Debt issuance costs, net	370	279
Patent costs	21	21
	$1,069	$973

For the three months ended March 30, 2013 and March 31, 2012, we recorded amortization expense of $20 for both periods related to our recycling contract.  For the three months ended March 30, 2013 and March 31, 2012, we recorded non-cash interest expense of $49 for both periods related to debt issuance costs. In connection with the third amendment to our Credit Agreement with PNC Bank, N.A. executed on March 14, 2013, we incurred additional debt issuance costs of $140 with $42 paid as of March 30, 2013. The additional debt issuance costs were capitalized and will be amortized over the remaining term of the Credit Agreement along with the remaining balance of the previously capitalized costs. See Note 6 for further discussion regarding the amended Credit Agreement entered into with PNC.

5.                                      Accrued Expenses

Accrued expenses as of March 30, 2013 and December 29, 2012 consist of the following:

	March 30, 2013	December 29, 2012
Compensation and benefits	$1,332	$963
Accrued incentive and rebate checks	549	563
Accrued rent	1,291	1,383
Warranty expense	42	47
Accrued payables	365	307
Current portion of deferred gain on sale-leaseback of building	487	487
Deferred revenue	167	157
Other	946	403
	$5,179	$4,310

6.                                      Line of Credit

On January 24, 2011, we entered into a Revolving Credit, Term Loan and Security Agreement, as amended, (“Credit Agreement”) with PNC Bank, National Association (“PNC”) that provides us with a $15,000 revolving line of credit.  See Note 8 for further discussion regarding the Term Loan entered into with PNC.  The Credit Agreement has a stated maturity date of January 24, 2016, if not renewed.  The Credit Agreement includes a lockbox agreement and a subjective acceleration clause and as a result we have classified the revolving line of credit as a current liability.  The Credit Agreement is collateralized by a security interest in substantially all of our assets and PNC is also secured by an inventory repurchase agreement with Whirlpool Corporation for Whirlpool purchases only.  We also issued a $750 letter of credit in favor of Whirlpool Corporation.  The Credit Agreement requires starting with the fiscal quarter ending December 28, 2013 and continuing at the end of each quarter thereafter, that we meet a minimum fixed charge coverage ratio of 1.10 to 1.00, measured on a trailing twelve-month basis.  The Credit Agreement limits investments we can purchase, the amount of other debt and leases we can incur, the amount of loans we can issue to our affiliates and the amount we can spend on fixed assets along with prohibiting the payment of dividends.  The interest rate on the revolving line of credit is PNC Base Rate plus 2.75%. If certain interest rate reduction conditions are met starting January 31, 2014, the rate will change to PNC Base Rate plus 1.75%, or 1-, 2- or 3-month PNC LIBOR Rate plus 2.75%.  The PNC Base Rate shall mean, for any day, a fluctuating per annum rate of interest equal to the highest of (i) the interest rate per annum announced from time to time by PNC at its prime rate, (ii) the Federal Funds Open Rate plus 0.5%, and (iii) the one-month LIBOR rate plus 100 basis points (1%).  As of March 30, 2013, the outstanding balance under the Credit Agreement was $7,769 with an interest rate of 6.00%.  As of December 29, 2012, the outstanding balance under the Credit Agreement was $10,559 with a weighted average interest rate of 3.07%, which included both PNC LIBOR Rate and PNC Base Rate loans.  The amount of revolving borrowings under the Credit Agreement is based on a formula using accounts receivable and inventories.  We may not have access to the full $15,000 revolving line of credit due to the formula using accounts receivable and inventories, the amount of the letter of credit issued in favor of Whirlpool Corporation and the amount of outstanding loans between PNC and our AAP joint venture.  As of March 30, 2013 and December 29, 2012, our available borrowing capacity under the Credit Agreement was $3,806 and $2,531, respectively.

On March 14, 2013, we executed the third amendment to the Credit Agreement that extended the agreement from January 24, 2014 until January 24, 2016, waived our prior “events of default,” reset our financial covenants and increased our interest rate, among other things. The material amended terms under the Credit Agreement are as follows:

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

•
The interest rate spread on our Revolving Loan and Term Loan increased 100 basis points for both PNC Base Rate loans and 1-, 2- or 3-month PNC LIBOR Rate loans. We are not eligible to borrow under 1-, 2- or 3-month PNC LIBOR Rate loans until certain Interest Rate Reduction conditions are met as set forth in the amendment, which include meeting all financial covenants during 2013. If these Interest Rate Reduction conditions are met, we will also be able to remove the 100 basis point increase for both PNC Base Rate loans and 1-, 2- or 3-month PNC LIBOR Rate loans. The earliest the Interest Rate Reduction conditions could be met is January 31, 2014.

•	A prepayment penalty will be assessed at 3% during the first year of the third amendment to our Credit Agreement, 2% during the second year and 1% during the third year.

7.                                      Deferred Gain

In connection with the September 25, 2009 sale-leaseback of our St. Louis Park, Minnesota, building, we recorded a deferred gain of $2,436.  The deferred gain is being amortized over the initial lease period of five years.  For three months ended March 30, 2013 and March 31, 2012, we amortized $121 and $122, respectively, of the deferred gain.  The deferred gain amortization is netted against rent expense as a component of selling, general and administrative expenses in the consolidated statements of comprehensive income (loss).

8.                                      Borrowings

Long-term debt, capital lease and other financing obligations as of March 30, 2013 and December 29, 2012 consist of the following:

	March 30, 2013	December 29, 2012
PNC term loan	$1,976	$2,040
Floating rate term loans, due in monthly installments of $54, including interest, due March 2021, collateralized by equipment	4,088	4,154
2.75% note, due in monthly installments of $3, including interest, due October 2024, collateralized by equipment	404	411
10.00% note, due in monthly installments of $13, including interest, due December 2014	248	280
Capital leases and other financing obligations	471	427
	7,187	7,312
Less current maturities	1,037	955
	$6,150	$6,357

On January 24, 2011, we entered into a $2,550 Term Loan (“Term Loan”) with PNC Bank to refinance the mortgage on our California facility.  The Term Loan is payable as follows, subject to acceleration upon the occurrence of an event of default or termination of the Revolving Credit Agreement: 119 consecutive monthly principal payments of $21 plus interest commencing on February 1, 2011 and continuing on the first day of each month thereafter followed by a 120th payment of all unpaid principal, interest and fees on February 1, 2021. If the Revolving Credit Agreement is not renewed a balloon payment of $1,275 in principal plus interest and additional fees will be due on January 24, 2016. The Term Loan is collateralized with our California facility located in Compton, California. The interest rate is PNC Base Rate plus 3.25%. If certain interest rate reduction conditions are met starting January 31, 2014, the rate will change to PNC Base Rate plus 2.25%, or 1-, 2- or 3-month PNC LIBOR Rate plus 3.25%. As of March 30, 2013 and December 29, 2012, the interest rate was 6.50% and 5.50%, respectively.

On March 10, 2011, ARCA Advanced Processing, LLC entered into three separate commercial term loans (“AAP Term Loans”) with Susquehanna Bank, pursuant to the guidelines of the U.S. Small Business Administration 7(a) Loan Program.  The total amount of the AAP Term Loans is $4,750, split into three separate loans for $2,100; $1,400; and $1,250.  The AAP Term Loans mature in ten years and bear an interest rate of Prime plus 2.75%.  As of March 30, 2013 and December 29, 2012, the interest rate was 6.00%.  Borrowings under the AAP Term Loans are secured by substantially all of the assets of AAP along with liens on the business assets and certain personal assets of the owners of 4301 Operations, LLC. We are a guarantor of the AAP Term Loans along with 4301 Operations, LLC and its owners.

Capital leases and other financing obligations:  We acquire certain equipment under capital leases and other financing obligations.  The cost of the equipment was approximately $1,955 and $1,969 at March 30, 2013 and December 29, 2012, respectively.  Accumulated amortization at March 30, 2013 and December 29, 2012 was approximately $1,581 and $1,574, respectively.  Depreciation and amortization expense is included in cost of revenues and selling, general and administrative expenses.

9.                               Commitments and Contingencies

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

10.                               Income Taxes

For the three months ended March 30, 2013, we did not record a provision for (benefit of) income taxes. For the three months ended March 31, 2012, we recorded a benefit of income taxes of $77. We have available net operating losses to utilize in 2013 to offset our projected full-year taxable income. We regularly evaluate both positive and negative evidence related to retaining a valuation allowance against our deferred tax assets.  The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. We have concluded based on the weight of negative evidence that a valuation allowance should be maintained against our net operating loss deferred tax assets as of March 30, 2013.

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  As of March 30, 2013 and December 29, 2012, we did not have any material uncertain tax positions.

It is our practice to recognize interest related to income tax matters as a component of interest expense and penalties as a component of selling, general and administrative expense.  As of March 30, 2013 and December 29, 2012, we had an immaterial amount of accrued interest and penalties.

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

We had no significant unrecognized tax benefits as of March 30, 2013 and December 29, 2012 that would reasonably be expected to affect our effective tax rate during the next twelve months.

11.                               Shareholders’ Equity

Stock options:  On May 12, 2011, our shareholders approved and adopted the 2011 Stock Compensation Plan (the “2011 Plan”).  The 2011 Plan authorizes the granting of awards in any of the following forms: (i) stock options, (ii) stock appreciation rights, and (iii) other share-based awards, including but not limited to restricted stock, restricted stock units or performance shares and expire on the earlier of May 12, 2021 or the date that all shares reserved under the 2011 Plan are issued or no longer available.

The 2011 Plan provides for the issuance of up to 700 shares of Common Stock pursuant to awards granted under the 2011 Plan.  Options granted to employees typically vest over two years while grants to non-employee directors vest in six months.  As of March 30, 2013, 52 options were outstanding under the 2011 Plan.  Our 2006 Stock Option Plan (the “2006 Plan”) expired on June 30, 2011, but the options outstanding under the 2006 Plan continue to be exercisable in accordance with their terms.  As of March 30, 2013, 473 options were outstanding to employees and non-employee directors under the 2006 Plan.  Our Restated 1997 Stock Option Plan (the “1997 Plan”) has expired, but the options outstanding under the expired 1997 Plan continue to be exercisable in accordance with their terms.  As of March 30, 2013, options to purchase an aggregate of 8 shares were outstanding under the 1997 Plan.

Stock warrants:  As of March 30, 2013, we had 278 warrants outstanding that were fully vested and have exercise prices ranging from $0.73 per share to $3.55 per share which begin to expire in October 2019.

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

The following tables present our segment information for periods indicated:

	Three Months Ended
	March 30, 2013	March 31, 2012
Revenues:
Retail	$18,321	$20,071
Recycling	12,103	9,373
Total revenues	$30,424	$29,444

Operating income:
Retail	$(182)	$102
Recycling	792	(37)
Unallocated corporate	(185)	19
Total operating income	$425	$84

Assets:
Retail	$19,227	$21,773
Recycling	15,010	18,998
Corporate assets not allocable	5,967	6,447
Total assets	$40,204	$47,218

Cash capital expenditures:
Retail	$—	$39
Recycling	2	50
Corporate assets not allocable	43	261
Total cash capital expenditures	$45	$350

Depreciation and amortization:
Retail	$53	$57
Recycling	194	144
Unallocated corporate	90	102
Total depreciation and amortization	$337	$303

Interest expense:
Retail	$112	$81
Recycling	91	121
Unallocated corporate	80	53
Total interest expense	$283	$255

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

The forward-looking statements contained in this quarterly report, and other written and oral forward-looking statements made by us from time to time, are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements.  Any forward-looking information regarding our operations will be affected primarily by individual retail stores profitability, the volume of appliance sales, the strength of energy conservation recycling programs and general economic conditions affecting consumer demand for appliances.  Any forward-looking information will also be affected by our continued ability to purchase product from our suppliers at acceptable prices, the ability of individual retail stores to meet planned revenue levels, the number of retail stores, costs and expenses being realized at higher than expected levels, our ability to secure an adequate supply of special-buy appliances for resale, the ability to secure appliance recycling and replacement contracts with sponsors of energy efficiency programs, the ability of customers to supply units under their recycling contracts with us, the performance of our consolidated variable interest entity and the continued availability of our current line of credit.  Other factors that might cause such a difference include, but are not limited to, those discussed in Item 1A “Risk Factors” in our annual report on Form 10-K for the year ended December 29, 2012.

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our operations and financial condition.  This discussion should be read with the consolidated financial statements appearing in Item 1.

Overview

We operate two reportable segments: retail and recycling.  Our retail segment is comprised of income generated from the sale of appliances through ApplianceSmart® stores and includes a small portion of our byproduct revenues from collected appliances.  Our recycling segment includes all income generated from collecting, recycling and installing appliances for utilities and other customers and includes a significant portion of our byproduct revenue, which is primarily generated through the recycling of appliances.  Our recycling segment also includes all income generated from our agreement with General Electric (“GE”) acting through its GE Appliances business component.  GE sells its recyclable appliances in certain regions of the United States to us and we collect, process and recycle the appliances.  These appliances include units manufactured by GE as well as by other manufacturers.  The agreement requires that we will only recycle, and will not sell for re-use or resale, the recyclable appliances purchased from GE.  We have established regional processing centers in Philadelphia and Louisville to support our agreement with GE.  The regional processing center in Philadelphia is operated by ARCA Advanced Processing, LLC (“AAP”) through a joint venture agreement between ARCA and 4301 Operations, LLC (“4301”).

Our business components are uniquely positioned in the industry to work together to provide a full array of appliance-related services.  ApplianceSmart operates eighteen company-owned stores, sells new appliances directly to consumers and provides affordable ENERGY STAR® options for energy efficiency appliance replacement programs.  Our eleven regional centers process appliances at end of life to remove environmentally damaging substances and produce material byproducts for recycling for over 150 utilities in the U.S. and Canada.  AAP employs advanced technology to refine traditional appliance recycling techniques to achieve optimal revenue-generating and environmental benefits. We are also the exclusive North American distributor for UNTHA Recycling Technology (“URT”), one of the world’s leading manufacturers of technologically advanced refrigerator recycling systems and recycling facilities for electrical household appliances and electronic scrap.

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
Our recycling segment typically operates two types of programs:

1.	Fees charged for collecting and recycling appliances for utilities and other sponsors of energy efficiency programs.

2.	Fees charged for recycling and replacing old appliances with new ENERGY STAR® appliances for energy efficiency programs sponsored by electric and gas utilities.
Over the last twelve months recycling-only programs continue to report declining revenues and volumes, while we’ve experienced strong revenues and volumes from our replacement programs. We believe factors impacting this shift include a declining number of pre-1993 refrigerators eligible for recycling programs and a greater emphasis by utilities on promoting ENERGY STAR® appliances.

We derive revenues from the sale of carbon offsets created by the destruction of ozone-depleting CFCs generated at our ARCA and AAP recycling centers. Through the three months ended March 30, 2013, we did not recognize any carbon offset revenues. In 2012, we sold carbon offsets on the voluntary market and recognized $0.1 million in revenues compared with $1.2 million in 2011. The decline in 2012 and 2013 is due to uncertainty regarding California’s nascent carbon market; we elected to delay the destruction and sale of the majority of our accumulated CFCs until this market stabilized. In January 2013, the California Superior Court rejected a major challenge to California’s cap-and-trade program for reducing greenhouse gases; other legal challenges are still pending. In April 2013, California’s Air Resources Board approved linking the state’s program with a similar program in Quebec beginning in 2014, which we consider an important step toward a more efficient, liquid market. We cannot predict the impact of any legal cases nor future market expansion, but we believe there is growing momentum in the carbon offset market. In the future, we believe it will become easier and more profitable to monetize our existing and future inventory of carbon offsets created by the destruction of CFCs. We expect to create carbon offsets throughout 2013 and derive revenues through California’s market in the second half of 2013.

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

Reporting Period.  Operating results for the three months ended March 30, 2013 and March 31, 2012 are presented using 13-week periods, respectively.  The results of operations for any interim period are not necessarily indicative of the results for the year.

Results of Operations

The following table sets forth our consolidated financial data as a percentage of total revenues for the three months ended March 30, 2013 and March 31, 2012:

	Three Months Ended
	March 30, 2013	March 31, 2012
Revenues:
Retail	59.3%	67.1%
Recycling	27.3	17.9
Byproduct	13.4	15.0
Total revenues	100.0	100.0
Cost of revenues	74.0	73.0
Gross profit	26.0	27.0
Selling, general and administrative expenses	24.6	26.7
Operating income	1.4	0.3
Other income (expense):
Interest expense, net	(0.9)	(0.9)
Other income (expense), net	—	0.1
Income (loss) before income taxes and noncontrolling interest	0.5	(0.5)
Benefit of income taxes	—	(0.3)
Net income (loss)	0.5	(0.2)
Net loss attributable to noncontrolling interest	0.2	—
Net income (loss) attributable to controlling interest	0.7%	(0.2)%

For the Three Months Ended March 30, 2013 and March 31, 2012

The following table sets forth the key results of operations by segment for the three months ended March 30, 2013 and March 31, 2012 (dollars in millions):

	Three Months Ended
	March 30, 2013	March 31, 2012	% Change
Revenues:
Retail	$18.3	$20.1	(9)%
Recycling	12.1	9.3	29%
Total revenues	$30.4	$29.4	3%

Operating income (loss):
Retail	(0.2)	0.1	(278)%
Recycling	0.8	(0.0)	2,240%
Unallocated corporate costs	(0.2)	0.0	(1,076)%
Total operating income	0.4	0.1	406%

Our total revenues of $30.4 million for the first quarter of 2013 increased $1.0 million or 3% from $29.4 million in the first quarter of 2012.  The increase in revenues was attributed to our recycling segment. Replacement program revenues increased by $3.8 million compared with the prior year, which was partially offset by a decline in recycling-only revenues of $0.8 million and a 7% decline in ApplianceSmart same-store sales. Retail segment revenues accounted for 60% of total revenues in the first quarter of 2013 compared with 68% in the same period of 2012. Recycling segment revenues and retail segment revenues each include a portion of byproduct revenues.  The recycling segment accounts for approximately 95% of the byproduct revenues. The increase in replacement program revenues impacted the overall mix of revenues between the retail and recycling segments for the first quarter of 2013 compared with same period of 2012.

 Our total operating income of $0.4 million for the first quarter of 2013 increased $0.3 million compared with $0.1 million in the first quarter of 2012.  The increase was related primarily to the increase in replacement revenues and improvement in our ApplianceSmart gross margin. These factors were partially offset by a decline in AAP’s gross margin, including lower steel scrap prices, and higher transportation costs in our recycling segment.

Revenues.  Revenues for the three months ended March 30, 2013 and March 31, 2012 were as follows (dollars in millions):

	Three Months Ended
	March 30, 2013	March 31, 2012	% Change
Retail	$18.0	$19.7	(9)%
Recycling	8.3	5.3	58%
Byproduct	4.1	4.4	(8)%
	$30.4	$29.4	3%

Retail Revenues.  Our retail revenues of $18.0 million for the first quarter of 2013 decreased $1.7 million or 9% from $19.7 million in the first quarter of 2012.  The decrease in retail revenues was due primarily to a 7% decrease in same-store sales along with the closure of two under performing stores in October and December of 2012. We believe the factors leading to the decline in same-store sales included a delay in the 2012 income tax refunds and negative impact of shifting the Easter holiday into the first quarter of 2013. We are developing strategies for other underperforming stores and stores with leases that expire in the current year with a range of outcomes from right-sizing the showroom space to closure. We expect to close one store in May as a result of not renewing the lease.

Recycling Revenues.  Our recycling revenues of $8.3 million for the first quarter of 2013 increased $3.0 million or 58% from $5.3 million in the first quarter of 2012.  Recycling revenues are comprised of two components: (1) appliance recycling revenues generated by collecting and recycling appliances for utilities and other sponsors of energy efficiency programs and (2) replacement program revenues generated by recycling and replacing old appliances with new energy efficient models for programs sponsored by utility companies.  Appliance recycling revenues decreased 25% to $2.2 million in the first quarter of 2013 compared with $3.0 million in the first quarter of 2012, due primarily to lower volumes and price compression within certain contracts.  The number of units driving our appliance recycling revenues declined 18% and the average revenue per unit declined by $7 compared with the same quarter last year.  Replacement program revenues increased 169% to $6.1 million in the first quarter of 2013 compared with $2.3 million in the first quarter of 2012, due primarily to higher volumes and the mix of washer and refrigerator replacements.  Replacement program units increased 119% and we experienced a higher mix of washer replacements compared with the same quarter last year.  Washer replacements generate a higher revenue per unit compared with refrigerator replacements and as a result the average revenue per unit under our replacement programs increased by $96.

Byproduct Revenues.  Our byproduct revenues of $4.1 million for the first quarter of 2013 decreased $0.3 million or 8% from $4.4 million in the first quarter of 2012.  The decrease in byproduct revenues was primarily the result of a 4% decline in our overall recycling and replacement units and a decline in steel scrap prices generating revenues at AAP. Byproduct revenues include all of the revenues generated by AAP.  AAP revenues of $2.6 million decreased $0.1 million compared with the first quarter of 2012, due primarily to a decline in average steel scrap prices of 14% per gross ton compared with the same period last year. During the first quarter of 2013, we did not recognize any carbon offset revenues. ARCA, combined with AAP, expects to recognize approximately $0.8 million in carbon offset revenues later in 2013 pending the transfer and verification of the carbon offsets in the California system.  We continue to reclaim and store refrigerants and expect to generate carbon offset revenues in the future although the frequency of these transactions will vary based on volume levels and market conditions.

Gross Profit.  During the first quarter of 2013, we reclassified certain revenues, cost of revenues and sales, general and administrative expenses due to further industry analysis and conformed the 2012 presentation. The reclassification is related primarily to facilities costs and certain other costs not directly related to the production of recycled materials within the recycling segment. Our gross profit of $7.9 million in the first quarter of 2013 was flat compared with the first quarter of 2012.  Gross profit as a percentage of total revenues decreased to 26% for the first quarter of 2013 compared with 27% in the first quarter of 2012.  The decline in overall gross profit percentage was due primarily to lower byproduct revenues, including the decline in steel scrap prices generating AAP revenues described above.  Gross profit percentage for the recycling segment decreased to 24% for the first quarter of 2013 compared with 27% for the first quarter of 2012.  Gross profit percentage for the retail segment increased to 28% for the first quarter of 2013 compared with 27% for the first quarter of 2012.  The increase for the retail segment was due primarily to a shift in product mix to higher margin producing out-of-carton appliances.

Our gross profit as a percentage of total revenues for future periods can be affected favorably or unfavorably by numerous factors, including:

1.               The mix of retail products we sell.
2.               The prices at which we purchase product from the major manufacturers that supply product to us.
3.               The volume of appliances we receive through our recycling contracts.
4.               The volume and price of byproduct materials.
5.               The volume and price of carbon offset sales created by the destruction of ozone-depleting refrigerants.

Selling, General and Administrative Expenses.  Our selling, general and administrative (“SG&A”) expenses for the first quarter of 2013 decreased $0.4 million to $7.5 million compared with $7.9 million for the same period of the prior year.  Our SG&A expenses as a percentage of total revenues decreased to 25% in the first quarter of 2013 compared with 27% in the first quarter of 2012.  Selling expenses decreased $0.1 million to $4.6 million or 15% of total revenues in the first quarter of 2013 compared with $4.7 million or 16% of total revenues for the first quarter of 2012.  The decrease in selling expenses was due primarily to closing the two ApplianceSmart stores mentioned previously.  General and administrative expenses decreased $0.3 million to $2.9 million for the first quarter of 2013 compared with $3.2 million in the first quarter of the prior year. The decrease was due primarily to lower administrative expenses within our recycling segment. During the first quarter of 2013, we completed several restructuring activities including the elimination of 19 employees. The position eliminations will generate an annualized savings of approximately $0.8 million but were offset in the first quarter due to recognizing one-time related restructuring charges.

Interest expense, net: In connection with our amended Credit Agreement with PNC Bank, National Association, we project that the interest rate on our line of credit will increase by 300 basis points and 100 basis points on our term loan. We have the ability to reduce the interest rates if we meet certain interest rate reduction criteria starting January 31, 2014 in the amended Credit Agreement. See the "Liquidity and Capital Resources" section for more detail.

Provision for Income Taxes.  We did not record a provision for (benefit of) income taxes in the first quarter of 2013. We estimate that we will be able to use available net operating losses (NOLs) to offset taxes related to our projected full-year taxable income. Due to uncertainties regarding the realization of deferred tax assets related to the 2013 utilization of NOLs, we are continuing to carry a full valuation allowance against the NOL deferred tax assets.

Noncontrolling Interest.  Noncontrolling interest represents 4301’s share of AAP’s net loss.  Under the AAP joint venture agreement, ARCA and 4301 each have a 50% interest in AAP.  AAP reported a net loss of $110,000 for the first quarter of 2013, of which $55,000 represented the loss attributable to noncontrolling interest.

Liquidity and Capital Resources

Summary.  Cash and cash equivalents as of March 30, 2013 were $3.9 million compared with $3.2 million as of December 29, 2012.  Working capital, the excess of current assets over current liabilities, decreased to $7.1 million as of March 30, 2013 compared with $7.6 million as of December 29, 2012.  The decline was primarily the result of an increase in accrued liabilities and the net impact of lower appliance inventory and a reduced line of credit balance.

The following table summarizes our cash flows for the three months ended March 30, 2013 and March 31, 2012 (in millions):

	Three Months Ended
	March 30, 2013	March 31, 2012
Total cash and cash equivalents provided by (used in):
Operating activities	$4.3	$1.8
Investing activities	(0.5)	(0.4)
Financing activities	(3.0)	(1.9)
Effect of exchange rates on cash and cash equivalents	(0.1)	0.1
Increase (decrease) in cash and cash equivalents	$0.7	$(0.4)

Operating Activities.  Our net cash provided by operating activities was $4.3 million for the three months ended March 30, 2013 compared with $1.8 million for the three months ended March 31, 2012.  The change in operating cash was primarily the result of generating cash by lowering our appliance inventory.

Investing Activities.  Our net cash used in investing activities was $0.5 million for the three months ended March 30, 2013 compared with $0.4 million for the three months ended March 31, 2012.  Net cash used in investing activities for the three months ended March 30, 2013 was related primarily to an increase in restricted cash as a result of a reserve required by our credit card processor.  The net cash used in investing activities for the three months ended March 31, 2012 was due entirely to the purchase of property and equipment.

Financing Activities.  Our net cash used in financing activities was $3.0 million for the three months ended March 30, 2013 compared with $1.9 million for the three months ended March 31, 2012.  Net cash used in financing activities for both the three month periods ended March 31, 2013 and March 31, 2012 was related primarily to net payments under our line of credit and the repayment of long-term debt obligations.

Sources of Liquidity.  Our principal sources of liquidity are cash from operations and borrowings under our revolving line of credit. Our principal liquidity requirements consist of long-term debt obligations, capital expenditures and working capital. Our total capital requirements for the next twelve months will depend upon, among other things, the number and size of ApplianceSmart stores operating during the period, the recycling volumes generated from recycling contracts during the period and our needs related to AAP.  Currently, we have 18 ApplianceSmart stores and 11 recycling centers, including AAP, in operation.

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

Outstanding Indebtedness.  On January 24, 2011, we entered into a Revolving Credit, Term Loan and Security Agreement, as amended, (“Credit Agreement”) with PNC Bank, National Association (“PNC”) that provides us with a $15.0 million revolving line of credit.  The Credit Agreement has a stated maturity date of January 24, 2016, if not renewed.  The Credit Agreement is collateralized by a security interest in substantially all of our assets and PNC is also secured by an inventory repurchase agreement with Whirlpool Corporation for Whirlpool purchases only.  We also issued a $750,000 letter of credit in favor of Whirlpool Corporation.  The Credit Agreement requires starting with the fiscal quarter ending December 28, 2013 and continuing at the end of each quarter thereafter, that we meet a minimum fixed charge coverage ratio of 1.10 to 1.00, measured on a trailing twelve-month basis.  The Credit Agreement limits investments we can purchase, the amount of other debt and leases we can incur, the amount of loans we can issue to our affiliates and the amount we can spend on fixed assets along with prohibiting the payment of dividends.  The interest rate on the revolving line of credit is PNC Base Rate plus 2.75%. If certain interest rate reduction conditions are met starting January 31, 2014, the rate will change to PNC Base Rate plus 1.75%, or 1-, 2- or 3-month PNC LIBOR Rate plus 2.75%.  The PNC Base Rate shall mean, for any day, a fluctuating per annum rate of interest equal to the highest of (i) the interest rate per annum announced from time to time by PNC at its prime rate, (ii) the Federal Funds Open Rate plus 0.5%, and (iii) the one-month LIBOR rate plus 100 basis points (1%).  As of March 30, 2013, the outstanding balance under the Credit Agreement was $7.8 million with a weighted average interest rate of 6.00%, which included only PNC Base Rate loans.  As of December 29, 2012, the outstanding balance under the Credit Agreement was $10.6 million with a weighted average interest rate of 3.07%, which included both PNC LIBOR Rate and PNC Base Rate loans.  The amount of revolving borrowings under the Credit Agreement is based on a formula using accounts receivable and inventories.  We may not have access to the full $15.0 million revolving line of credit due to the formula using accounts receivable and inventories, the amount of the letter of credit issued in favor of Whirlpool Corporation and the amount of outstanding loans between PNC and our AAP joint venture.  As of March 30, 2013 and December 29, 2012, our available borrowing capacity under the Credit Agreement was $3.8 million and $2.5 million, respectively.

On March 14, 2013, we executed the third amendment to the Credit Agreement that extended the agreement from January 24, 2014 until January 24, 2016, waived our prior “events of default,” reset our financial covenants and increased our interest rate, among other things. The material amended terms under the Credit Agreement are as follows:

•
We must meet monthly minimum EBITDA requirements set forth in the amendment through 2013. We reported EBITDA as defined by the Credit Agreement of $649,000 for the three months ended March 30, 2013 compared with the minimum covenant of negative $1,373,000.

•
The affiliate loan balance must be reduced by $40,000 per month in 2013 and the affiliate loan balance will be capped at $300,000 on January 25, 2014, and thereafter. As of March 30, 2013 our outstanding affiliate loan balance was $669,000 compared with the covenant of the same amount.

•
Starting on December 28, 2013, we must meet a minimum fixed charge coverage ratio of 1.10 to 1.00 for the nine months then ended and on a trailing twelve-month basis beginning with the period ending March 30, 2014, and each quarter thereafter.

•
The interest rate spread on our Revolving Loan and Term Loan increased 100 basis points for both PNC Base Rate loans and 1-, 2- or 3-month PNC LIBOR Rate loans. We are not eligible to borrow under 1-, 2- or 3-month PNC LIBOR Rate loans until certain Interest Rate Reduction conditions are met as set forth in the amendment, which include meeting all financial covenants during 2013. If these Interest Rate Reduction conditions are met, we will also be able to remove the 100 basis point increase for both PNC Base Rate loans and 1-, 2- or 3-month PNC LIBOR Rate loans. The earliest the Interest Rate Reduction conditions could be met is January 31, 2014.

•	A prepayment penalty will be assessed at 3% during the first year of the third amendment to our Credit Agreement, 2% during the second year and 1% during the third year.

On January 24, 2011, we entered into a $2.55 million Term Loan (“Term Loan”) with PNC Bank to refinance the mortgage on our California facility.  The Term Loan is payable as follows, subject to acceleration upon the occurrence of an event of default or termination of the Revolving Credit Agreement: 119 consecutive monthly principal payments of $21,000 plus interest commencing on February 1, 2011 and continuing on the first day of each month thereafter followed by a 120th payment of all unpaid principal, interest and fees on February 1, 2021. If the Revolving Credit Agreement is not renewed a balloon payment of $1.28 million in principal plus interest and additional fees will be due on January 24, 2016. The Term Loan is collateralized with our California facility located in Compton, California. The interest rate is PNC Base Rate plus 3.25%. If certain interest rate reduction conditions are met starting January 31, 2014, the rate will change to PNC Base Rate plus 2.25%, or 1-, 2- or 3-month PNC LIBOR Rate plus 3.25%.  As of March 30, 2013 and December 29, 2012, the interest rate was 6.50% and 5.50%, respectively.

On March 10, 2011, ARCA Advanced Processing, LLC entered into three separate commercial term loans (“AAP Term Loans”) with Susquehanna Bank, pursuant to the guidelines of the U.S. Small Business Administration 7(a) Loan Program.  The total amount of the AAP Term Loans is $4.75 million, split into three separate loans for $2.1 million; $1.4 million; and $1.25 million.  The AAP Term Loans mature in ten years and bear an interest rate of Prime plus 2.75%.  As of March 30, 2013 and December 29, 2012, the interest rate was 6.00%.  Borrowings under the AAP Term Loans are secured by substantially all of the assets of AAP along with liens on the business assets and certain personal assets of the owners of 4301 Operations, LLC. We are a guarantor of the AAP Term Loans along with 4301 Operations, LLC and its owners.

The following table summarizes our borrowings as of March 30, 2013 and December 29, 2012 (in millions):

	March 30, 2013	December 29, 2012
Line of credit	$7.8	$10.6
PNC Bank Term Loan	2.0	2.0
Susquehanna Bank Term Loans (1)	4.1	4.2
Other financing obligations and loans (1)	0.9	0.9
Capital leases and other financing obligations	0.2	0.2
	15.0	17.9
Less: current portion of debt	8.8	11.5
	$6.2	$6.4

(1) Represents notes from consolidating AAP.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Impact of Inflation

Interest Rate Risk.  We do not believe there is any significant risk related to interest rate fluctuations on our long-term fixed-rate debt.  There is interest rate risk on the line of credit, PNC Term Loan and Susquehanna Bank Term Loans, since our interest rate floats.  The outstanding balance on our floating rate loans as of March 30, 2013 was approximately $13.8 million.  Based on average floating rate borrowings of $15.3 million, a hypothetical 100 basis point change in the applicable interest rate would have caused our interest expense to change by approximately $38,000 for the three months ended March 30, 2013.

Foreign Currency Exchange Rate Risk.  We currently generate revenues in Canada.  The reporting currency for our consolidated financial statements is U.S. dollars.  It is not possible to determine the exact impact of foreign currency exchange rate changes; however, the effect on reported revenue and net earnings can be estimated.  We estimate that the U.S. dollar against the Canadian dollar had an immaterial impact on the revenues and net income for the three months ended March 30, 2013.  We do not currently hedge foreign currency fluctuations and do not intend to do so for the foreseeable future.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at March 30, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at March 30, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the first quarter of fiscal 2013, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

PART II.        Other Information

Item 1.            Legal Proceedings

In December 2012, we ceased operations at our Conyers, Georgia, facility and abandoned the leased property. We believe the landlord has relet the property to a new tenant. Nonetheless, the landlord has made a claim of approximately $500,000 against us based upon lease termination negotiations that had been progressing between the parties but ended. The landlord has filed a claim for breach of settlement in the Superior Court of Fulton County, Georgia. We are confident that we will successfully defend the claim made by the landlord as a result of the likely reletting of the property to a new tenant and we believe the possibility of a material loss is remote.

In February 2012, various individuals commenced a class action lawsuit against Whirlpool Corporation (“Whirlpool”) and various distributors of Whirlpool products, including Sears, The Home Depot, Lowe’s and us, alleging certain appliances sold by Whirlpool through its distribution chain, which includes us, were improperly designated with the ENERGY STAR® qualification rating established by the U.S. Department of Energy and the Environmental Protection Agency.  The claims against us include breach of warranty claims, as well as various state consumer protection claims.  The amount of the claim is, as yet, undetermined.  Whirlpool has offered to fully indemnify and defend its distributors in this lawsuit, including us, and has engaged defense counsel to defend itself and the distributors.  We are monitoring Whirlpool’s defense of the claims and believe the possibility of a material loss is remote.

In 2007, we entered into an agreement with AMTIM Capital, Inc. (“AMTIM”) to act as our representative to market our recycling services in Canada under an arrangement that pays AMTIM for revenues generated by recycling services in Canada as set forth in the agreement between the parties.  A dispute has arisen between AMTIM and us with respect to the calculation of amounts due to AMTIM pursuant to the agreement.  AMTIM claims a discrepancy in the calculation of fees due to AMTIM by us of more than $600,000 as of mid-2010.  We commenced an action in the U.S. District Court for a determination of the parties’ rights under the agreement.  AMTIM started its own action in Ontario, Canada, against us for amounts it claims are due pursuant to the agreement.  We moved the Canadian court for a stay of that action pending the U.S. action.  AMTIM requested the U.S. District Court to stay the U.S. action pending resolution of the Canadian court action.  AMTIM’s motion was denied by the U.S. District Court and as a result we obtained a default judgment against AMTIM approving the manner in which we have historically calculated fees due to AMTIM.  Shortly thereafter, the Canadian court dismissed our motion to stay the Canadian action.  We are currently pursuing an appeal of the court’s ruling in the Canadian action on the grounds that the issues between the parties have already been determined by the U.S. District Court, precluding any further litigation. Although the outcome is uncertain, we believe the possibility of a material loss is remote.

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

101**
The following materials from our Quarterly Report on Form 10-Q for the fiscal period ended March 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Statements of Cash Flows, (iv) the Notes to Consolidated Financial Statements, and (v) document and entity information.

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

Dated:	APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
May 9, 2013	(Registrant)

	By	/s/ Edward R. Cameron
Edward R. Cameron
President and Chief Executive Officer

	By	/s/ Jeffrey A. Cammerrer
Jeffrey A. Cammerrer
Chief Financial Officer