Form 10-Q
period 2013-06-29
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2013-08-08
CIK 862861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 29, 2013

or

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

As of August 8, 2013, there were outstanding 5,560,927 shares of the registrant’s Common Stock, without par value.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

PART I.                 FINANCIAL INFORMATION

Item 1.	Financial Statements

 APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	June 29, 2013	December 29, 2012
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$2,659	$3,174
Accounts receivable, net of allowance of $50 and $8, respectively	9,337	6,256
Inventories, net of reserves of $149 and $682, respectively	14,040	17,274
Income taxes receivable	511	522
Other current assets	1,301	1,332
Total current assets	27,848	28,558
Property and equipment, net	11,728	12,248
Restricted cash	500	—
Other assets	1,033	973
Deferred income taxes	24	25
Total assets (a)	$41,133	$41,804
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,912	$4,957
Accrued expenses	4,727	4,310
Line of credit	8,058	10,559
Current maturities of long-term obligations	1,204	955
Income taxes payable	91	—
Deferred income tax liabilities	146	146
Total current liabilities	20,138	20,927
Long-term obligations, less current maturities	5,940	6,357
Deferred gain, net of current portion	122	365
Deferred income tax liabilities	921	921
Total liabilities (a)	27,121	28,570
Commitments and contingencies
Shareholders’ equity:
Common Stock, no par value; 10,000 shares authorized; issued and outstanding: 5,556 shares at both periods	20,636	20,577
Accumulated deficit	(7,697)	(8,649)
Accumulated other comprehensive loss	(426)	(290)
Total shareholders’ equity	12,513	11,638
Noncontrolling interest	1,499	1,596
	14,012	13,234
Total liabilities and shareholders’ equity	$41,133	$41,804

(a) Assets of ARCA Advanced Processing, LLC (AAP), our consolidated variable interest entity (VIE), that can only be used to settle obligations of AAP were $9,793 and $10,045 as of June 29, 2013, and December 29, 2012, respectively. Liabilities of AAP for which creditors do not have recourse to the general credit of Appliance Recycling Centers of America, Inc. were $2,216 and $1,948 as of June 29, 2013, and December 29, 2012, respectively.

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Revenues:
Retail	$17,801	$18,964	$35,860	$38,720
Recycling	10,260	6,145	18,560	11,410
Byproduct	4,212	4,434	8,277	8,857
Total revenues	32,273	29,543	62,697	58,987
Costs of revenues	23,778	21,606	46,292	43,106
Gross profit	8,495	7,937	16,405	15,881
Selling, general and administrative expenses	7,295	8,130	14,780	15,990
Operating income (loss)	1,200	(193)	1,625	(109)
Other expense:
Interest expense, net	(322)	(279)	(605)	(533)
Other expense, net	(7)	(25)	(20)	(9)
Income (loss) before income taxes and noncontrolling interest	871	(497)	1,000	(651)
Provision for (benefit of) income taxes	145	54	145	(23)
Net income (loss)	726	(551)	855	(628)
Net loss (income) attributable to noncontrolling interest	42	(90)	97	(79)
Net income (loss) attributable to controlling interest	$768	$(641)	$952	$(707)

Income (loss) per common share:
Basic	$0.14	$(0.12)	$0.17	$(0.13)
Diluted	$0.13	$(0.12)	$0.17	$(0.13)

Weighted average common shares outstanding:
Basic	5,556	5,555	5,556	5,546
Diluted	5,709	5,555	5,696	5,546

Net income (loss)	$726	$(551)	$855	$(628)
Other comprehensive loss, net of tax:
Effect of foreign currency translation adjustments	(78)	(71)	(136)	(11)
Total other comprehensive loss, net of tax	(78)	(71)	(136)	(11)
Comprehensive income (loss)	648	(622)	719	(639)
Comprehensive loss (income) attributable to noncontrolling interest	42	(90)	97	(79)
Comprehensive income (loss) attributable to controlling interest	$690	$(712)	$816	$(718)

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended
	June 29, 2013	June 30, 2012
Operating activities
Net income (loss)	$855	$(628)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	680	609
Share-based compensation	59	68
Amortization of deferred gain	(243)	(244)
Amortization of debt issuance costs	77	99
Other	15	35
Changes in assets and liabilities:
Accounts receivable	(3,082)	1,256
Inventories	3,234	(2,656)
Other current assets	42	(1,064)
Other assets	(36)	(34)
Accounts payable and accrued expenses	1,376	1,726
Income taxes payable	91	—
Net cash flows provided by (used in) operating activities	3,068	(833)

Investing activities
Purchases of property and equipment	(103)	(625)
Increase in restricted cash	(500)	—
Proceeds from sale of property and equipment	9	—
Net cash flows used in investing activities	(594)	(625)

Financing activities
Net borrowings (payments) under line of credit	(2,501)	1,218
Payments on debt obligations	(444)	(503)
Proceeds from issuance of debt obligations	220	—
Proceeds from issuance of Common Stock	—	86
Payment of debt issuance costs	(129)	—
Net cash flows provided by (used in) financing activities	(2,854)	801

Effect of changes in exchange rate on cash and cash equivalents	(135)	(10)

Decrease in cash and cash equivalents	(515)	(667)
Cash and cash equivalents at beginning of period	3,174	4,401
Cash and cash equivalents at end of period	$2,659	$3,734

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In Thousands)

	Six Months Ended
	June 29, 2013	June 30, 2012
Supplemental disclosures of cash flow information
Cash payments for interest	$473	$431
Cash payments for income taxes, net of refunds	$54	$123

Non-cash investing and financing activities
Accrued debt issuance costs related to amended credit agreement	$11	$—
Equipment acquired under capital lease and other financing obligations	$56	$146
Repayment of debt from trade-in of equipment	$—	$87

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

The accompanying consolidated financial statements of the Company are unaudited and have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and Article 8 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, normal and recurring adjustments and accruals considered necessary for a fair presentation for the periods indicated have been included.  Operating results for the three-month and six-month periods ended June 29, 2013, and June 30, 2012, are presented using 13-week and 26-week periods, respectively.  The results of operations for any interim period are not necessarily indicative of the results for the year.

These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended December 29, 2012, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2013.

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

2.                                      Significant Accounting Policies

Trade receivables:  We carry unsecured trade receivables at the original invoice amount less an estimate made for doubtful accounts based on a monthly review of all outstanding amounts.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions.  We write off trade receivables when we deem them uncollectible.  We record recoveries of trade receivables previously written off when we receive them.  We consider a trade receivable to be past due if any portion of the receivable balance is outstanding for more than ninety days.  We do not charge interest on past due receivables.  Our management considers the allowance for doubtful accounts of $50 and $8 to be adequate to cover any exposure to loss at June 29, 2013, and December 29, 2012, respectively.

Inventories:  Inventories, consisting principally of appliances, are stated at the lower of cost, determined on a specific identification basis, or market and consist of:

	June 29, 2013	December 29, 2012
Appliances held for resale	$13,885	$17,768
Processed metals from recycled appliances held for resale	304	188
Less provision for inventory obsolescence	(149)	(682)
	$14,040	$17,274

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

Property and equipment:  Property and equipment consists of the following:

	June 29, 2013	December 29, 2012
Land	$1,140	$1,140
Buildings and improvements	3,273	3,429
Equipment (including computer software)	20,258	20,158
Projects under construction	63	63
	24,734	24,790
Less accumulated depreciation and amortization	(13,006)	(12,542)
	$11,728	$12,248

Software development costs:  We capitalize software developed for internal use and are amortizing such costs over their estimated useful lives of three years.  Costs capitalized were $39 and $36 for the three months ended June 29, 2013, and June 30, 2012, respectively. Costs capitalized were $63 and $85 for the six months ended June 29, 2013, and June 30, 2012, respectively.

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

Changes in our warranty accrual are as follows:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Beginning Balance	$42	$66	$47	$71
Standard accrual based on units sold	15	12	26	24
Actual costs incurred	(4)	(4)	(8)	(8)
Periodic accrual adjustments	(12)	(13)	(24)	(26)
Ending Balance	$41	$61	$41	$61

Share-based compensation:  We recognize share-based compensation expense on a straight-line basis over the expected vesting period for share-based awards granted.  We use the Black-Scholes option pricing model to determine the fair value of awards at the grant date.  We calculate the expected volatility for stock awards using historical volatility.  We estimate a 0%-5% forfeiture rate for stock awards issued to all employees and members of the Board of Directors, but will continue to review these estimates in future periods.  The risk-free rates for the expected terms of the stock awards are based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected life represents the period that the stock awards are expected to be outstanding.  The expected dividend yield is zero as we have not paid or declared any cash dividends on our Common Stock.  Based on these valuations, we recognized share-based compensation expense of $55 and $32 for the three months ended June 29, 2013, and June 30, 2012, respectively, and $59 and $68 for the six months ended June 29, 2013 and June 30, 2012, respectively.  We estimate that the remaining expense for fiscal 2013, 2014 and 2015 will be approximately $128, $94 and $31, respectively, based on the value of stock option awards outstanding as of June 29, 2013.  This estimate does not include any expense for additional awards that may be granted and vest during fiscal 2013.

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

Basic and diluted income (loss) per share:  Basic income (loss) per common share is computed based on the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued.  Potentially dilutive shares of Common Stock include unexercised stock options and warrants.  Basic per share amounts are computed, generally, by dividing net income (loss) attributable to controlling interest by the weighted average number of common shares outstanding.  Diluted per share amounts assume the conversion, exercise or issuance of all potential Common Stock instruments unless their effect is anti-dilutive, thereby reducing the loss or increasing the income per common share.  In calculating diluted weighted average shares and per share amounts, we included stock options and warrants with exercise prices below average market prices, for the respective reporting periods in which they were dilutive, using the treasury stock method.  We calculated the number of additional shares by assuming the outstanding stock options were exercised and that the proceeds from such exercises were used to acquire Common Stock at the average market price during the quarter.  For the three and six months ended June 29, 2013, we excluded 612 and 550, respectively, options and warrants from the diluted weighted average share outstanding calculation as the effect of these options and warrants were anti-dilutive. For the three and six months ended June 30, 2012, we excluded 798 and 790, respectively, options and warrants from the diluted weighted average shares outstanding calculation as the effect of these options were anti-dilutive due to the net loss incurred.

A reconciliation of the denominator in the basic and diluted income or loss per share is as follows:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Numerator:
Net income (loss) attributable to controlling interest	$768	$(641)	$952	$(707)

Denominator:
Weighted average shares outstanding — basic	5,556	5,555	5,556	5,546
Employee stock options	—	—	—	—
Stock warrants	153	—	140	—
Weighted average shares outstanding — diluted	5,709	5,555	5,696	5,546

Income (loss) per share:
Basic	$0.14	$(0.12)	$0.17	$(0.13)
Diluted	$0.13	$(0.12)	$0.17	$(0.13)

3.                                      Variable Interest Entity

The financial position and results of operations of AAP are consolidated in our financial statements based on our conclusion that AAP is a variable interest entity and because we have the ability to significantly influence the economic performance of the entity through our contractual agreement with GE.

The following table summarizes the assets and liabilities of AAP as of June 29, 2013, and December 29, 2012:

	June 29, 2013	December 29, 2012
Assets
Current assets	$858	$787
Property and equipment, net	8,792	9,109
Other assets	143	149
Total Assets	$9,793	$10,045
Liabilities
Accounts payable	$981	$826
Accrued expenses	248	204
Current maturities of long-term debt obligations	874	635
Long-term debt obligations, net of current maturities	4,140	4,437
Other liabilities (a)	549	749
Total Liabilities	$6,792	$6,851

(a)          Other liabilities represent loans between ARCA and AAP that are eliminated in consolidation.

The following table summarizes the operating results of AAP for the three and six months ended June 29, 2013, and June 30, 2012:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Revenues	$2,667	$2,926	$5,244	$5,646
Gross profit	434	727	750	1,249
Operating income (loss)	(6)	290	(59)	355
Net income (loss)	(83)	179	(193)	157

4.                                      Other Assets

Other assets as of June 29, 2013, and December 29, 2012, consist of the following:

	June 29, 2013	December 29, 2012
Goodwill	$38	$38
Deposits	411	376
Recycling contract, net	220	259
Debt issuance costs, net	343	279
Patent costs	21	21
	$1,033	$973

For both the three and six months ended June 29, 2013, and June 30, 2012, we recorded amortization expense of $20 and $40, respectively, related to our recycling contract.  For the three months ended June 29, 2013, and June 30, 2012, we recorded non-cash interest expense of $28 and $50, respectively, related to debt issuance costs. For the six months ended June 29, 2013, and June 30, 2012, we recorded non-cash interest expense of $77 and $99, respectively, related to debt issuance costs. In connection with the third amendment to our Credit Agreement with PNC Bank, N.A. (“PNC”) executed on March 14, 2013, we incurred additional debt issuance costs of $140, with $129 paid as of June 29, 2013. The additional debt issuance costs were capitalized and will be amortized over the remaining term of the Credit Agreement along with the remaining balance of the previously capitalized costs. See Note 6 for further discussion regarding the amended Credit Agreement entered into with PNC.

5.                                      Accrued Expenses

Accrued expenses as of June 29, 2013, and December 29, 2012, consist of the following:

	June 29, 2013	December 29, 2012
Compensation and benefits	$969	$963
Accrued incentive and rebate checks	500	563
Accrued rent	1,236	1,383
Warranty expense	41	47
Accrued payables	407	307
Current portion of deferred gain on sale-leaseback of building	487	487
Deferred revenue	361	157
Other	726	403
	$4,727	$4,310

6.                                      Line of Credit

On January 24, 2011, we entered into a Revolving Credit, Term Loan and Security Agreement, as amended, (“Credit Agreement”) with PNC Bank, National Association (“PNC”) that provides us with a $15,000 revolving line of credit.  See Note 8 for further discussion regarding the Term Loan entered into with PNC.  The Credit Agreement has a stated maturity date of January 24, 2016, if not renewed.  The Credit Agreement includes a lockbox agreement and a subjective acceleration clause and as a result we have classified the revolving line of credit as a current liability.  The Credit Agreement is collateralized by a security interest in substantially all of our assets and PNC is also secured by an inventory repurchase agreement with Whirlpool Corporation for Whirlpool purchases only.  We also issued a $750 letter of credit in favor of Whirlpool Corporation.  The Credit Agreement requires starting with the fiscal quarter ending December 28, 2013, and continuing at the end of each quarter thereafter, that we meet a minimum fixed charge coverage ratio of 1.10 to 1.00, measured on a trailing twelve-month basis.  The Credit Agreement limits investments we can purchase, the amount of other debt and leases we can incur, the amount of loans we can issue to our affiliates and the amount we can spend on fixed assets along with prohibiting the payment of dividends.  The interest rate on the revolving line of credit is PNC Base Rate plus 2.75%. If certain interest rate reduction conditions are met starting January 31, 2014, the rate will change to PNC Base Rate plus 1.75%, or 1-, 2- or 3-month PNC LIBOR Rate plus 2.75%.  The PNC Base Rate shall mean, for any day, a fluctuating per annum rate of interest equal to the highest of (i) the interest rate per annum announced from time to time by PNC at its prime rate, (ii) the Federal Funds Open Rate plus 0.5%, and (iii) the one-month LIBOR rate plus 100 basis points (1%).  As of June 29, 2013, the outstanding balance under the Credit Agreement was $8,058 with an interest rate of 6.00%.  As of December 29, 2012, the outstanding balance under the Credit Agreement was $10,559 with a weighted average interest rate of 3.07%, which included both PNC LIBOR Rate and PNC Base Rate loans.  The amount of revolving borrowings under the Credit Agreement is based on a formula using accounts receivable and inventories.  We may not have access to the full $15,000 revolving line of credit due to the formula using accounts receivable and inventories, the amount of the letter of credit issued in favor of Whirlpool Corporation and the amount of outstanding loans between PNC and our AAP joint venture.  As of June 29, 2013, and December 29, 2012, our available borrowing capacity under the Credit Agreement was $4,275 and $2,531, respectively.

On March 14, 2013, we executed the third amendment to the Credit Agreement that extended the agreement from January 24, 2014, until January 24, 2016, waived our prior “events of default,” reset our financial covenants and increased our interest rate, among other things. The material amended terms under the Credit Agreement are as follows:

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

7.                                      Deferred Gain

In connection with the September 25, 2009, sale-leaseback of our St. Louis Park, Minnesota, building, we recorded a deferred gain of $2,436.  The deferred gain is being amortized over the initial lease period of five years.  For both the three months ended June 29, 2013, and June 30, 2012, we amortized $122 of the deferred gain.  For the six months ended June 29, 2013, and June 30, 2012, we amortized $243 and $244, respectively, of the deferred gain. The deferred gain amortization is netted against rent expense as a component of selling, general and administrative expenses in the consolidated statements of comprehensive income (loss).

8.                                      Borrowings

Long-term debt, capital lease and other financing obligations as of June 29, 2013, and December 29, 2012, consist of the following:

	June 29, 2013	December 29, 2012
PNC term loan	$1,913	$2,040
Floating rate term loans, due in monthly installments of $54, including interest, due March 2021, collateralized by equipment	3,988	4,154
2.75% note, due in monthly installments of $3, including interest, due October 2024, collateralized by equipment	396	411
10.00% note, due in monthly installments of $13, including interest, due December 2014	215	280
Capital leases and other financing obligations	632	427
	7,144	7,312
Less current maturities	1,204	955
	$5,940	$6,357

On January 24, 2011, we entered into a $2,550 Term Loan (“Term Loan”) with PNC Bank to refinance the mortgage on our California facility.  The Term Loan is payable as follows, subject to acceleration upon the occurrence of an event of default or termination of the Revolving Credit Agreement: 119 consecutive monthly principal payments of $21 plus interest commencing on February 1, 2011, and continuing on the first day of each month thereafter followed by a 120th payment of all unpaid principal, interest and fees on February 1, 2021. If the Revolving Credit Agreement is not renewed a balloon payment of $1,275 in principal plus interest and additional fees will be due on January 24, 2016. The Term Loan is collateralized with our California facility located in Compton, California. The interest rate is PNC Base Rate plus 3.25%. If certain interest rate reduction conditions are met starting January 31, 2014, the rate will change to PNC Base Rate plus 2.25%, or 1-, 2- or 3-month PNC LIBOR Rate plus 3.25%. As of June 29, 2013, and December 29, 2012, the interest rate was 6.50% and 5.50%, respectively.

On March 10, 2011, ARCA Advanced Processing, LLC entered into three separate commercial term loans (“AAP Term Loans”) with Susquehanna Bank, pursuant to the guidelines of the U.S. Small Business Administration 7(a) Loan Program.  The total amount of the AAP Term Loans is $4,750, split into three separate loans for $2,100; $1,400; and $1,250.  The AAP Term Loans mature in ten years and bear an interest rate of Prime plus 2.75%.  As of June 29, 2013, and December 29, 2012, the interest rate was 6.00%.  Borrowings under the AAP Term Loans are secured by substantially all of the assets of AAP along with liens on the business assets and certain personal assets of the owners of 4301 Operations, LLC. We are a guarantor of the AAP Term Loans along with 4301 Operations, LLC and its owners.

Capital leases and other financing obligations:  We acquire certain equipment under capital leases and other financing obligations.  The cost of the equipment was approximately $2,003 and $1,969 at June 29, 2013, and December 29, 2012, respectively.  Accumulated amortization at June 29, 2013, and December 29, 2012, was approximately $1,592 and $1,574, respectively.  Depreciation and amortization expense is included in cost of revenues and selling, general and administrative expenses.

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

10.                               Income Taxes

For both the three and six months ended June 29, 2013, we recorded a $145 provision for income taxes. For the three and six months ended June 30, 2012, we recorded a provision for income taxes of $54 and a benefit of income taxes of $23, respectively. We have available net operating losses to utilize in 2013 to offset a portion of our projected full-year taxable income for the United States. We expect to realize a Canadian tax benefit in fiscal 2013 as a result of carrying back the fiscal 2013 Canadian losses. We regularly evaluate both positive and negative evidence related to retaining a valuation allowance against our deferred tax assets.  The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. We have concluded based on the weight of negative evidence that a valuation allowance should be maintained against our deferred tax assets that we do not expect to utilize as of June 29, 2013.

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  As of June 29, 2013, and December 29, 2012, we did not have any material uncertain tax positions.

It is our practice to recognize interest related to income tax matters as a component of interest expense and penalties as a component of selling, general and administrative expense.  As of June 29, 2013, and December 29, 2012, we had an immaterial amount of accrued interest and penalties.

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

We had no significant unrecognized tax benefits as of June 29, 2013, and December 29, 2012, that would reasonably be expected to affect our effective tax rate during the next twelve months.

11.                               Shareholders’ Equity

Stock options:  On May 12, 2011, our shareholders approved and adopted the 2011 Stock Compensation Plan (the “2011 Plan”).  The 2011 Plan authorizes the granting of awards in any of the following forms: (i) stock options, (ii) stock appreciation rights, and (iii) other share-based awards, including but not limited to restricted stock, restricted stock units or performance shares and expires on the earlier of May 12, 2021, or the date that all shares reserved under the 2011 Plan are issued or no longer available.

The 2011 Plan provides for the issuance of up to 700 shares of Common Stock pursuant to awards granted under the 2011 Plan.  Options granted to employees typically vest over two years while grants to non-employee directors vest in six months.  As of June 29, 2013, 267 options were outstanding under the 2011 Plan.  Our 2006 Stock Option Plan (the “2006 Plan”) expired on June 30, 2011, but the options outstanding under the 2006 Plan continue to be exercisable in accordance with their terms.  As of June 29, 2013, 406 options were outstanding under the 2006 Plan.  Our Restated 1997 Stock Option Plan (the “1997 Plan”) has expired, but the options outstanding under the expired 1997 Plan continue to be exercisable in accordance with their terms.  As of June 29, 2013, options to purchase an aggregate of 8 shares were outstanding under the 1997 Plan.

On May 9, 2013, we granted 30 stock options from our 2011 Plan to non-employee directors with an exercise price of $1.89 per share, a vesting period of six months and a weighted average fair value of $1.66 per share. Also on May 9, 2013, we granted 185 stock options from our 2011 Plan to management with an exercise price of $1.89 per share and a weighted average fair value of $1.47 per share. The stock options granted to management have both time and performance vesting, of which 135 stock options vest over two years and 50 stock options vest based on the achievement of performance targets. For performance-based options, the Company evaluates the likelihood of the targets being met and records the expense over the probable vesting period.

The following table summarizes the weighted-average assumptions used to estimate the fair value of stock options granted using the Black-Scholes Model:

May 9, 2013
Expected dividend yield	—
Expected stock price volatility	90.93%
Risk-free interest rate	1.28%
Expected life of options	7.42

Stock warrants:  As of June 29, 2013, we had 278 warrants outstanding that were fully vested and have exercise prices ranging from $0.73 per share to $3.55 per share, which begin to expire in October 2019.

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

The following tables present our segment information for periods indicated:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Revenues:
Retail	$18,111	$19,273	$36,432	$39,344
Recycling	14,162	10,270	26,265	19,643
Total revenues	$32,273	$29,543	$62,697	$58,987

Operating income (loss):
Retail	$129	$(559)	$(53)	$(458)
Recycling	1,229	436	2,021	401
Unallocated corporate	(158)	(70)	(343)	(52)
Total operating income (loss)	$1,200	$(193)	$1,625	$(109)

Assets:
Retail	$22,706	$22,399	$22,706	$22,399
Recycling	13,410	19,699	13,410	19,699
Corporate assets not allocable	5,017	6,471	5,017	6,471
Total assets	$41,133	$48,569	$41,133	$48,569

Cash capital expenditures:
Retail	$6	$131	$6	$170
Recycling	10	152	12	202
Corporate assets not allocable	42	(8)	85	253
Total cash capital expenditures	$58	$275	$103	$625

Depreciation and amortization:
Retail	$48	$54	$101	$112
Recycling	201	155	395	299
Unallocated corporate	94	97	184	198
Total depreciation and amortization	$343	$306	$680	$609

Interest expense:
Retail	$134	$98	$246	$178
Recycling	115	118	206	240
Unallocated corporate	74	64	154	117
Total interest expense	$323	$280	$606	$535

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

The forward-looking statements contained in this quarterly report, and other written and oral forward-looking statements made by us from time to time, are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements.  Any forward-looking information regarding our operations will be affected primarily by individual retail stores’ profitability, the volume of appliance sales, the strength of energy conservation recycling programs and general economic conditions affecting consumer demand for appliances.  Any forward-looking information will also be affected by our continued ability to purchase product from our suppliers at acceptable prices, the ability of individual retail stores to meet planned revenue levels, the number of retail stores, costs and expenses being realized at higher than expected levels, our ability to secure an adequate supply of special-buy appliances for resale, the ability to secure appliance recycling and replacement contracts with sponsors of energy efficiency programs, the ability of customers to supply units under their recycling contracts with us, the performance of our consolidated variable interest entity and the continued availability of our current line of credit.  Other factors that might cause such a difference include, but are not limited to, those discussed in Item 1A “Risk Factors” in our annual report on Form 10-K for the year ended December 29, 2012.

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

We believe the GE contract and AAP model are the future of appliance recycling and expect to open similar centers throughout the United States.  We cannot predict when these centers may open or if the appropriate volumes can be obtained to support the AAP model at future locations.

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
Over the last twelve months recycling-only programs continue to report declining revenues and volumes, while we have experienced strong revenues and volumes from our replacement programs. We believe factors impacting this shift include a declining number of pre-1993 refrigerators eligible for recycling programs and a greater emphasis by utilities on promoting ENERGY STAR® appliances.

We derive revenues from the sale of carbon offsets created by the destruction of ozone-depleting CFCs generated at our ARCA and AAP recycling centers. Through the six months ended June 29, 2013, we did not recognize any carbon offset revenues. In 2012, we sold carbon offsets on the voluntary market and recognized $0.1 million in revenues compared with $1.2 million in 2011. The decline in 2012 and 2013 is due to uncertainty regarding California’s nascent carbon market; we elected to delay the destruction and sale of the majority of our accumulated CFCs until this market stabilized. In January 2013, the California Superior Court rejected a major challenge to California’s cap-and-trade program for reducing greenhouse gases; other legal challenges are still pending. In April 2013, California’s Air Resources Board approved linking the state’s program with a similar program in Quebec beginning in 2014, which we consider an important step toward a more efficient, liquid market. We cannot predict the impact of any legal cases nor future market expansion, but we believe there is growing momentum in the carbon offset market. In the future, we believe it will become easier and more profitable to monetize our existing and future inventory of carbon offsets created by the destruction of CFCs. We expect to create carbon offsets throughout 2013 and derive revenues through California’s market in the second half of 2013.

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

Reporting Period.  Operating results for the three and six months ended June 29, 2013, and June 30, 2012, are presented using 13-week and 26-week periods, respectively.  The results of operations for any interim period are not necessarily indicative of the results for the year.

Results of Operations

The following table sets forth our consolidated financial data as a percentage of total revenues for the three and six months ended June 29, 2013, and June 30, 2012:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Revenues:
Retail	55.1%	64.2%	57.2%	65.7%
Recycling	31.8%	20.8%	29.6%	19.3%
Byproduct	13.1%	15.0%	13.2%	15.0%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	73.7%	73.1%	73.8%	73.1%
Gross profit	26.3%	26.9%	26.2%	26.9%
Selling, general and administrative expenses	22.6%	27.5%	23.6%	27.1%
Operating income (loss)	3.7%	(0.6)%	2.6%	(0.2)%
Other income expense:
Interest expense, net	(1.0)%	(0.9)%	(1.0)%	(0.9)%
Other expense, net	—%	(0.1)%	—%	—%
Income (loss) before income taxes and noncontrolling interest	2.7%	(1.6)%	1.6%	(1.1)%
Provision for (benefit of) income taxes	0.4%	0.2%	0.2%	—%
Net income (loss)	2.3%	(1.8)%	1.4%	(1.1)%
Net loss (income) attributable to noncontrolling interest	0.1%	(0.3)%	0.2%	(0.1)%
Net income (loss) attributable to controlling interest	2.4%	(2.1)%	1.6%	(1.2)%

For the Three Months Ended June 29, 2013, and June 30, 2012

The following table sets forth the key results of operations by segment for the three months ended June 29, 2013, and June 30, 2012 (dollars in millions):

	Three Months Ended
	June 29, 2013	June 30, 2012	% Change
Revenues:
Retail	$18.1	$19.3	(6)%
Recycling	14.2	10.2	39%
Total revenues	$32.3	$29.5	9%

Operating income (loss):
Retail	$0.1	$(0.6)	123%
Recycling	1.2	0.4	182%
Unallocated corporate costs	(0.1)	(0.0)	(125)%
Total operating income (loss)	1.2	(0.2)	723%

Our total revenues of $32.3 million for the second quarter of 2013 increased $2.8 million or 9% from $29.5 million in the second quarter of 2012.  The increase in revenues was attributed to our recycling segment. Replacement program revenues increased by $4.4 million compared with the prior year, which was partially offset by a decline in recycling-only revenues of $0.2 million, a decline of AAP revenues of $0.2 million and a 4% decline in ApplianceSmart same-store sales. Retail segment revenues accounted for 56% of total revenues in the second quarter of 2013 compared with 65% in the same period of 2012. Recycling segment revenues and retail segment revenues each include a portion of byproduct revenues.  The recycling segment accounts for approximately 93% of the byproduct revenues. The increase in replacement program revenues impacted the overall mix of revenues between the retail and recycling segments for the second quarter of 2013 compared with same period of 2012.

Our total operating income of $1.2 million for the second quarter of 2013 increased $1.4 million compared with an operating loss of $(0.2) million in the second quarter of 2012.  The increase was related primarily to the increase in replacement revenues and improvement in our ApplianceSmart gross margin, which included an inventory reserve reversal of $0.4 million. These factors were partially offset by a decline in AAP’s gross margin, due primarily to lower steel scrap prices and higher depreciation.

Revenues.  Revenues for the three months ended June 29, 2013, and June 30, 2012, were as follows (dollars in millions):

	Three Months Ended
	June 29, 2013	June 30, 2012	% Change
Retail	$17.8	$19.0	(6)%
Recycling	10.3	6.1	67%
Byproduct	4.2	4.4	(5)%
	$32.3	$29.5	9%

Retail Revenues.  Our retail revenues of $17.8 million for the second quarter of 2013 decreased $1.2 million or 6% from $19.0 million in the second quarter of 2012.  The decrease in retail revenues was due primarily to a 4% decrease in same-store sales along with the closure of three underperforming stores that were operating in the second quarter of 2012. We believe the factors leading to the decline in same-store sales included increased competition from national chains with expanded product offerings and continued economic softness. We closed one underperforming store in May 2013 as a result of not renewing the lease.

Recycling Revenues.  Our recycling revenues of $10.3 million for the second quarter of 2013 increased $4.2 million or 67% from $6.1 million in the second quarter of 2012.  Recycling revenues are comprised of two components: (1) appliance recycling revenues generated by collecting and recycling appliances for utilities and other sponsors of energy efficiency programs and (2) replacement program revenues generated by recycling and replacing old appliances with new energy efficient models for programs sponsored by utility companies.  Appliance recycling revenues decreased 26% to $3.2 million in the second quarter of 2013 compared with $3.4 million in the second quarter of 2012, due primarily to lower volumes and price compression within certain contracts.  The number of units driving our appliance recycling revenues declined 14% and the average revenue per unit declined by $2 compared with the same quarter last year.  Replacement program revenues increased 160% to $7.1 million in the second quarter of 2013 compared with $2.7 million in the second quarter of 2012, due primarily to higher volumes and the mix of appliance replacements.

Byproduct Revenues.  Our byproduct revenues of $4.2 million for the second quarter of 2013 decreased $0.2 million or 5% from $4.4 million in the second quarter of 2012.  The decrease in byproduct revenues was primarily the result of a decline in steel scrap prices generating revenues at AAP. Byproduct revenues include all of the revenues generated by AAP.  AAP revenues of $2.7 million decreased $0.2 million compared with the second quarter of 2012, due primarily to a decline in average steel scrap prices of 11% per gross ton and partially offset by a 5% increase in volume compared with the same period last year. During the second quarter of 2013, we did not recognize any carbon offset revenues.

Gross Profit.  During the first quarter of 2013, we reclassified certain revenues, cost of revenues and sales, general and administrative expenses due to further industry analysis and conformed the 2012 presentation. The reclassification is related primarily to facilities costs and certain other costs not directly related to the production of recycled materials within the recycling segment. Our gross profit of $8.5 million in the second quarter of 2013 increased 0.6 million or 7% from $7.9 million in the second quarter of 2012.  Gross profit as a percentage of total revenues decreased to 26% for the second quarter of 2013 compared with 27% in the second quarter of 2012.  The decline in overall gross profit percentage was due primarily to lower byproduct revenues, including the decline in steel scrap prices generating AAP revenues described above.  Gross profit percentage for the recycling segment decreased to 24% for the second quarter of 2013 compared with 29% for the second quarter of 2012.  Gross profit percentage for the retail segment increased to 28% for the second quarter of 2013 compared with 26% for the second quarter of 2012.  The increase for the retail segment was due primarily to a favorable $0.4 million adjustment to our inventory reserve.

Selling, General and Administrative Expenses.  Our selling, general and administrative (“SG&A”) expenses for the second quarter of 2013 decreased $0.8 million to $7.3 million compared with $8.1 million for the same period of the prior year.  Our SG&A expenses as a percentage of total revenues decreased to 23% in the second quarter of 2013 compared with 27% in the second quarter of 2012.  Selling expenses decreased $0.6 million to $4.4 million or 14% of total revenues in the second quarter of 2013 compared with $5.0 million or 17% of total revenues for the second quarter of 2012.  The decrease in selling expenses was due primarily to closing the three ApplianceSmart stores mentioned previously.  General and administrative expenses decreased $0.2 million to $2.9 million for the second quarter of 2013 compared with $3.1 million in the second quarter of the prior year. The decrease was due primarily to lower corporate administrative expenses as a result of cost reduction initiatives we implemented in the first quarter of 2013.

For the Six Months Ended June 29, 2013, and June 30, 2012

The following table sets forth the key results of operations by segment for the six months ended June 29, 2013, and June 30, 2012 (dollars in millions):

	Six Months Ended
	June 29, 2013	June 30, 2012	% Change
Revenues:
Retail	$36.4	$39.4	(7)%
Recycling	26.3	19.6	34%
Total revenues	$62.7	$59.0	6%

Operating income (loss):
Retail	$(0.1)	$(0.5)	88%
Recycling	2.0	0.4	404%
Unallocated corporate costs	(0.3)	(0.0)	(560)%
Total operating income (loss)	1.6	(0.1)	1,591%

Our total revenues of $62.7 million for the six months ended June 29, 2013, increased $3.7 million or 6% from $59.0 million for the six months ended June 30, 2012.  The increase in revenues was attributed to our recycling segment. Replacement program revenues increased by $8.1 million compared with the same period of the prior year, which was partially offset by a decline in recycling-only revenues of $1.0 million, a decline in AAP revenues of $0.4 million and a 6% decline in ApplianceSmart same-store sales. Retail segment revenues accounted for 58% of total revenues in the six months ended June 29, 2013, compared with 67% in the same period of the prior year. Recycling segment revenues and retail segment revenues each include a portion of byproduct revenues.  The recycling segment accounts for approximately 93% of the byproduct revenues. The increase in replacement program revenues impacted the overall mix of revenues between the retail and recycling segments for the six months ended June 29, 2013, compared with same period of the prior year.

Our total operating income of $1.6 million for the six months ended June 29, 2013, increased $1.7 million compared with an operating loss of $(0.1) million for the six months ended June 30, 2012.  The increase was related primarily to the increase in replacement revenues and improvement in our ApplianceSmart gross margin. These factors were partially offset by a decline in AAP’s gross margin, due primarily to lower steel scrap prices and higher depreciation.

Revenues.  Revenues for the six months ended June 29, 2013, and June 30, 2012, were as follows (dollars in millions):

	Six Months Ended
	June 29, 2013	June 30, 2012	% Change
Retail	$35.9	$38.7	(7)%
Recycling	18.5	11.4	63%
Byproduct	8.3	8.9	(7)%
	$62.7	$59.0	6%

Retail Revenues.  Our retail revenues of $35.9 million for the six months ended June 29, 2013, decreased $2.9 million or 7% from $38.7 million for the six months ended June 30, 2012.  The decrease in retail revenues was due primarily to a 6% decline in same-store sales along with the closure of three underperforming stores that were operating for the entire six-month period in the second quarter of 2012. We are developing strategies for other underperforming stores and stores with expiring leases that have a range of outcomes from right-sizing the showroom space to closure. We closed one underperforming store in May 2013 as a result of not renewing the lease.

Recycling Revenues.  Our recycling revenues of $18.5 million for the six months ended June 29, 2013, increased $7.2 million or 63% from $11.4 million in the six months ended June 30, 2012.  Recycling revenues are comprised of two components: (1) appliance recycling revenues generated by collecting and recycling appliances for utilities and other sponsors of energy efficiency programs and (2) replacement program revenues generated by recycling and replacing old appliances with new energy efficient models for programs sponsored by utility companies.  Appliance recycling revenues decreased 15% to $5.4 million for the six months ended June 29, 2013, compared with $6.4 million in the same period of the prior year, due primarily to lower volumes and price compression within certain contracts.  The number of units driving our appliance recycling revenues declined 11% and the average revenue per unit declined by $4 compared with the same period of the prior year.  Replacement program revenues increased 164% to $13.1 million in the six months ended June 29, 2013, compared with $5.0 million in the same period of the prior year, due primarily to higher volumes and the mix of appliance replacements.

Byproduct Revenues.  Our byproduct revenues of $8.3 million for the six months ended June 29, 2013, decreased $0.6 million or 7% from $8.9 million in the same period of the prior year.  The decrease in byproduct revenues was primarily the result of a decline in steel scrap prices generating revenues at AAP. Byproduct revenues include all of the revenues generated by AAP.  AAP revenues of $5.2 million decreased $0.4 million compared with the same period of the prior year, due primarily to a decline in average steel scrap prices of 11% per gross ton and partially offset by a 5% increase in volume compared with the same period of the prior year. During the six months ended June 29, 2013, we did not recognize any carbon offset revenues. ARCA, combined with AAP, expects to recognize approximately $0.8 million in carbon offset revenues later in 2013 pending the transfer and verification of the carbon offsets in the California system.  We continue to reclaim and store refrigerants and expect to generate carbon offset revenues in the future although the frequency of these transactions will vary based on volume levels and market conditions.

Gross Profit.  During fiscal 2013, we reclassified certain revenues, cost of revenues and sales, general and administrative expenses due to further industry analysis and conformed the 2012 presentation. The reclassification is related primarily to facilities costs and certain other costs not directly related to the production of recycled materials within the recycling segment. Our gross profit of $16.4 million in the six months ended June 29, 2013, increased 0.5 million or 3% from 15.9 million in the six months ended June 30, 2012.  Gross profit as a percentage of total revenues decreased to 26% for the six months ended June 29, 2013, compared with 27% in the same period of the prior year.  The decline in overall gross profit percentage was due primarily to lower byproduct revenues, including the decline in steel scrap prices generating AAP revenues described above.  Gross profit percentage for the recycling segment decreased to 24% for the six months ended June 29, 2013, compared with 28% in the same period of the prior year.  Gross profit percentage for the retail segment increased to 28% for the six months ended June 29, 2013, compared with 27% in the same period of the prior year.  The increase for the retail segment was due primarily to a favorable $0.5 million adjustment to our inventory reserve for the six months ended June 29, 2013.

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

Selling, General and Administrative Expenses.  Our selling, general and administrative (“SG&A”) expenses for the six months ended June 29, 2013, decreased $1.2 million to $14.8 million compared with $16.0 million for the same period of the prior year.  Our SG&A expenses as a percentage of total revenues decreased to 24% in the six months ended June 29, 2013, compared with 27% in the same period last year.  Selling expenses decreased $0.7 million to $9.0 million or 14% of total revenues in the six months ended June 29, 2013, compared with $9.7 million or 17% of total revenues in the same period of the prior year.  The decrease in selling expenses was due primarily to closing the three ApplianceSmart stores mentioned previously.  General and administrative expenses decreased $0.5 million to $5.8 million for the six months ended June 29, 2013, compared with $6.3 million in the same period of the prior year. The decrease was due primarily to a $0.2 million decline in recycling segment administrative expenses and a $0.2 million decline in corporate administrative expenses. During the first quarter of 2013, we completed several restructuring activities, including the elimination of 19 employees. The position eliminations will generate an annualized savings of approximately $0.8 million. The expected annualized savings will be partially offset by additional expenses related to the new position hired in July 2013 of chief operating officer and president of ARCA Recycling, Inc.

Interest expense, net: Interest expense for the six months ended June 29, 2013, increased $0.1 million compared with the same period of the prior year. The increase was the result of a higher interest rate under our line of credit, which was partially offset by a lower outstanding average balance under the line of credit. In connection with our amended Credit Agreement with PNC

Bank, National Association, the interest rate on our line of credit will increase by 300 basis points and 100 basis points on our term loan for the remainder of 2013. We have the ability to reduce the interest rates if we meet certain interest rate reduction criteria starting January 31, 2014, in the amended Credit Agreement. See the "Liquidity and Capital Resources" section for more detail.

Provision for Income Taxes.  We recorded a provision for income taxes of $145,000 for the six months ended June 29, 2013, compared with a $23,000 benefit of income taxes for the same period of the prior year. The provision for income taxes for the six months ended June 29, 2013, is related primarily to projected taxable income in the United States partially offset by expected benefits in Canada related to ability to carryback 2013 losses. We estimate that we will be able to use available net operating losses (“NOLs”) to offset taxes related to a portion of our projected full-year taxable income in the United States. Due to uncertainties regarding the realization of deferred tax assets, we are continuing to carry a full valuation allowance against the deferred tax assets we do not expect to realize.

Noncontrolling Interest.  Noncontrolling interest represents 4301’s share of AAP’s net loss.  Under the AAP joint venture agreement, ARCA and 4301 each have a 50% interest in AAP.  AAP reported a net loss of $193,000 for the six months ended June 29, 2013, of which $97,000 represented the loss attributable to noncontrolling interest. AAP reported a net income of $158,000 for the six months ended June 30, 2012, of which $79,000 represented the income attributable to noncontrolling interest.

Liquidity and Capital Resources

Summary.  Cash and cash equivalents as of June 29, 2013, were $2.7 million compared with $3.2 million as of December 29, 2012.  Working capital, the excess of current assets over current liabilities, increased to $7.7 million as of June 29, 2013, compared with $7.6 million as of December 29, 2012.  The increase was primarily the result of the net impact of a lower balance under our line of credit and lower appliance inventories.

The following table summarizes our cash flows for the six months ended June 29, 2013, and June 30, 2012 (in millions):

	Six Months Ended
	June 29, 2013	June 30, 2012
Total cash and cash equivalents provided by (used in):
Operating activities	$3.1	$(0.8)
Investing activities	(0.6)	(0.7)
Financing activities	(2.9)	0.8
Effect of exchange rates on cash and cash equivalents	(0.1)	—
Decrease in cash and cash equivalents	$(0.5)	$(0.7)

Operating Activities.  Our net cash provided by operating activities was $3.1 million for the six months ended June 29, 2013, compared with net cash used in operating activities of $0.8 million for the six months ended June 30, 2012.  The change in operating cash was primarily the result of generating cash by lowering our appliance inventory along with generating a net income in 2013 compared to a net loss in 2012.

Investing Activities.  Our net cash used in investing activities was $0.6 million for the six months ended June 29, 2013, compared with $0.7 million for the six months ended June 30, 2012.  Net cash used in investing activities for the six months ended June 29, 2013, was related primarily to an increase in restricted cash as a result of a reserve required by our credit card processor.  The net cash used in investing activities for the six months ended June 30, 2012, was due entirely to the purchase of property and equipment.

Financing Activities.  Our net cash used in financing activities was $2.9 million for the six months ended June 29, 2013, compared with net cash provided by financing activities of $0.8 million for the six months ended June 30, 2012.  Net cash used in financing activities for the six months ended June 29, 2013, was related primarily to net payments under our line of credit and the repayment of long-term debt obligations. Net cash provided by financing activities for the six months ended June 30, 2012, was related primarily to additional borrowings under our line of credit, which was partially offset by the repayment of long-term debt obligations.

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

Outstanding Indebtedness.  On January 24, 2011, we entered into a Revolving Credit, Term Loan and Security Agreement, as amended, (“Credit Agreement”) with PNC Bank, National Association (“PNC”) that provides us with a $15.0 million revolving line of credit.  The Credit Agreement has a stated maturity date of January 24, 2016, if not renewed.  The Credit Agreement is collateralized by a security interest in substantially all of our assets and PNC is also secured by an inventory repurchase agreement with Whirlpool Corporation for Whirlpool purchases only.  We also issued a $750,000 letter of credit in favor of Whirlpool Corporation.  The Credit Agreement requires starting with the fiscal quarter ending December 28, 2013, and continuing at the end of each quarter thereafter, that we meet a minimum fixed charge coverage ratio of 1.10 to 1.00, measured on a trailing twelve-month basis.  The Credit Agreement limits investments we can purchase, the amount of other debt and leases we can incur, the amount of loans we can issue to our affiliates and the amount we can spend on fixed assets along with prohibiting the payment of dividends.  The interest rate on the revolving line of credit is PNC Base Rate plus 2.75%. If certain interest rate reduction conditions are met starting January 31, 2014, the rate will change to PNC Base Rate plus 1.75%, or 1-, 2- or 3-month PNC LIBOR Rate plus 2.75%.  The PNC Base Rate shall mean, for any day, a fluctuating per annum rate of interest equal to the highest of (i) the interest rate per annum announced from time to time by PNC at its prime rate, (ii) the Federal Funds Open Rate plus 0.5%, and (iii) the one-month LIBOR rate plus 100 basis points (1%).  As of June 29, 2013, the outstanding balance under the Credit Agreement was $8.1 million with a weighted average interest rate of 6.00%, which included only PNC Base Rate loans.  As of December 29, 2012, the outstanding balance under the Credit Agreement was $10.6 million with a weighted average interest rate of 3.07%, which included both PNC LIBOR Rate and PNC Base Rate loans.  The amount of revolving borrowings under the Credit Agreement is based on a formula using accounts receivable and inventories.  We may not have access to the full $15.0 million revolving line of credit due to the formula using accounts receivable and inventories, the amount of the letter of credit issued in favor of Whirlpool Corporation and the amount of outstanding loans between PNC and our AAP joint venture.  As of June 29, 2013, and December 29, 2012, our available borrowing capacity under the Credit Agreement was $4.3 million and $2.5 million, respectively.

On March 14, 2013, we executed the third amendment to the Credit Agreement that extended the agreement from January 24, 2014, until January 24, 2016, waived our prior “events of default,” reset our financial covenants and increased our interest rate, among other things. The material amended terms under the Credit Agreement are as follows:

•
We must meet cumulative monthly minimum EBITDA requirements set forth in the amendment through 2013. We reported EBITDA as defined by the Credit Agreement of $2,340,000 for the six months ended June 29, 2013, compared with the minimum covenant of negative $990,000.

•
The affiliate loan balance must be reduced by $40,000 per month in 2013 and the affiliate loan balance will be capped at $300,000 on January 25, 2014, and thereafter. As of June 29, 2013, our outstanding affiliate loan balance was $549,000 compared with the covenant of the same amount.

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

On January 24, 2011, we entered into a $2.55 million Term Loan (“Term Loan”) with PNC Bank to refinance the mortgage on our California facility.  The Term Loan is payable as follows, subject to acceleration upon the occurrence of an event of default or termination of the Revolving Credit Agreement: 119 consecutive monthly principal payments of $21,000 plus interest commencing on February 1, 2011, and continuing on the first day of each month thereafter followed by a 120th payment of all unpaid principal, interest and fees on February 1, 2021. If the Revolving Credit Agreement is not renewed a balloon payment of $1.28 million in principal plus interest and additional fees will be due on January 24, 2016. The Term Loan is collateralized with our California facility located in Compton, California. The interest rate is PNC Base Rate plus 3.25%. If certain interest rate reduction conditions are met starting January 31, 2014, the rate will change to PNC Base Rate plus 2.25%, or 1-, 2- or 3-month PNC LIBOR Rate plus 3.25%.  As of June 29, 2013, and December 29, 2012, the interest rate was 6.50% and 5.50%, respectively.

On March 10, 2011, ARCA Advanced Processing, LLC entered into three separate commercial term loans (“AAP Term Loans”) with Susquehanna Bank, pursuant to the guidelines of the U.S. Small Business Administration 7(a) Loan Program.  The total amount of the AAP Term Loans is $4.75 million, split into three separate loans for $2.1 million, $1.4 million and $1.25 million.  The AAP Term Loans mature in ten years and bear an interest rate of Prime plus 2.75%.  As of June 29, 2013, and December 29, 2012, the interest rate was 6.00%.  Borrowings under the AAP Term Loans are secured by substantially all of the assets of AAP along with liens on the business assets and certain personal assets of the owners of 4301 Operations, LLC. We are a guarantor of the AAP Term Loans along with 4301 Operations, LLC and its owners.

The following table summarizes our borrowings as of June 29, 2013, and December 29, 2012 (in millions):

	June 29, 2013	December 29, 2012
Line of credit	$8.1	$10.6
PNC Bank Term Loan	1.9	2.0
Susquehanna Bank Term Loans (1)	4.0	4.2
Other financing obligations and loans (1)	1.0	0.9
Capital leases and other financing obligations	0.2	0.2
	15.2	17.9
Less: current portion of debt	9.3	11.5
	$5.9	$6.4

(1) Represents notes from consolidating AAP.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Impact of Inflation

Interest Rate Risk.  We do not believe there is any significant risk related to interest rate fluctuations on our long-term fixed-rate debt.  There is interest rate risk on the line of credit, PNC Term Loan and Susquehanna Bank Term Loans, since our interest rate floats.  The outstanding balance on our floating rate loans as of June 29, 2013, was approximately $14.0 million.  Based on average floating rate borrowings of $15.4 million, a hypothetical 100 basis point change in the applicable interest rate would have caused our interest expense to change for the three and six months ended June 29, 2013, by approximately $38,000 and $77,000, respectively.

Foreign Currency Exchange Rate Risk.  We currently generate revenues in Canada.  The reporting currency for our consolidated financial statements is U.S. dollars.  It is not possible to determine the exact impact of foreign currency exchange rate changes; however, the effect on reported revenue and net earnings can be estimated.  We estimate that the U.S. dollar against the Canadian dollar had an immaterial impact on the revenues and net income for the three and six months ended June 29, 2013.  We do not currently hedge foreign currency fluctuations and do not intend to do so for the foreseeable future.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at June 29, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at June 29, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the second quarter of fiscal 2013, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In 2007, we entered into an agreement with AMTIM Capital, Inc. (“AMTIM”) to act as our representative to market our recycling services in Canada under an arrangement that pays AMTIM for revenues generated by recycling services in Canada as set forth in the agreement between the parties. A dispute has arisen between AMTIM and us with respect to the calculation of amounts due to AMTIM pursuant to the agreement. AMTIM claims a discrepancy in the calculation of fees due to AMTIM by us of more than $600,000 as of mid-2010. We commenced an action in the U.S. District Court for a determination of the parties' rights under the agreement. AMTIM started its own action in Ontario, Canada, against us for amounts it claims are due pursuant to the agreement. We moved the Canadian court for a stay of that action pending the U.S. action. AMTIM requested the U.S. District Court to stay the U.S. action pending resolution of the Canadian court action. AMTIM's motion was denied by the U.S. District Court and as a result we obtained a default judgment against AMTIM approving the manner in which we have historically calculated fees due to AMTIM. Shortly thereafter, the Canadian court dismissed our motion to stay the Canadian action. We thereafter sought dismissal of the Canadian action for lack of jurisdiction of the Canadian courts. That motion was denied by the Canadian court. We appealed that denial and the Canadian appellate court upheld the denial indicating that the Company's position may support a dismissal ruling on other grounds, however. Thus, we moved for dismissal on such other grounds and the Canadian lower court denied that motion. The Company is currently considering its appellate rights. Although the outcome is uncertain, we believe the possibility of a material loss is remote.

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

101**
The following materials from our Quarterly Report on Form 10-Q for the three- and six-month periods ended June 29, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Statements of Cash Flows, (iv) the Notes to Consolidated Financial Statements, and (v) document and entity information.

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

Dated:	August 8, 2013	Appliance Recycling Centers of America, Inc
(Registrant)

		By:	/s/ Edward R. Cameron
Edward R. Cameron
President and Chief Executive Officer

		By:	/s/ Jeffrey A. Cammerrer
Jeffrey A. Cammerrer
Chief Financial Officer