Form 10-Q
period 2013-09-28
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2013-11-07
CIK 862861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 28, 2013

or

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

As of November 7, 2013, there were outstanding 5,570,927 shares of the registrant’s Common Stock, without par value.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

PART I.                 FINANCIAL INFORMATION

Item 1.	Financial Statements

 APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	September 28, 2013	December 29, 2012
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$2,131	$3,174
Accounts receivable, net of allowance of $10 and $8, respectively	10,796	6,256
Inventories, net of reserves of $149 and $682, respectively	15,249	17,274
Income taxes receivable	263	522
Other current assets	1,473	1,332
Total current assets	29,912	28,558
Property and equipment, net	11,686	12,248
Restricted cash	500	—
Other assets	976	973
Deferred income taxes	24	25
Total assets (a)	$43,098	$41,804
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,277	$4,957
Accrued expenses	5,328	4,310
Line of credit	6,823	10,559
Current maturities of long-term obligations	1,217	955
Income taxes payable	229	—
Deferred income tax liabilities	146	146
Total current liabilities	21,020	20,927
Long-term obligations, less current maturities	5,706	6,357
Deferred gain, net of current portion	—	365
Deferred income tax liabilities	921	921
Total liabilities (a)	27,647	28,570
Commitments and contingencies
Shareholders’ equity:
Common Stock, no par value; 10,000 shares authorized; issued and outstanding: 5,571 shares and 5,556 shares, respectively	20,773	20,577
Accumulated deficit	(6,563)	(8,649)
Accumulated other comprehensive loss	(386)	(290)
Total shareholders’ equity	13,824	11,638
Noncontrolling interest	1,627	1,596
	15,451	13,234
Total liabilities and shareholders’ equity	$43,098	$41,804

(a) Assets of ARCA Advanced Processing, LLC (AAP), our consolidated variable interest entity (VIE), that can only be used to settle obligations of AAP were $9,856 and $10,045 as of September 28, 2013, and December 29, 2012, respectively. Liabilities of AAP for which creditors do not have recourse to the general credit of Appliance Recycling Centers of America, Inc. were $2,140 and $1,948 as of September 28, 2013, and December 29, 2012, respectively.

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Revenues:
Retail	$17,018	$17,286	$52,878	$56,006
Recycling	11,823	7,025	30,383	18,435
Byproduct	4,697	4,417	12,974	13,274
Total revenues	33,538	28,728	96,235	87,715
Costs of revenues	24,445	21,634	70,737	64,740
Gross profit	9,093	7,094	25,498	22,975
Selling, general and administrative expenses	7,291	7,828	22,071	23,818
Operating income (loss)	1,802	(734)	3,427	(843)
Other expense:
Interest expense, net	(320)	(299)	(925)	(832)
Other expense, net	7	(13)	(13)	(22)
Income (loss) before income taxes and noncontrolling interest	1,489	(1,046)	2,489	(1,697)
Provision for income taxes	227	113	372	90
Net income (loss)	1,262	(1,159)	2,117	(1,787)
Net loss (income) attributable to noncontrolling interest	(128)	77	(31)	(2)
Net income (loss) attributable to controlling interest	$1,134	$(1,082)	$2,086	$(1,789)

Income (loss) per common share:
Basic	$0.20	$(0.19)	$0.38	$(0.32)
Diluted	$0.20	$(0.19)	$0.36	$(0.32)

Weighted average common shares outstanding:
Basic	5,564	5,556	5,559	5,549
Diluted	5,777	5,556	5,723	5,549

Net income (loss)	$1,262	$(1,159)	$2,117	$(1,787)
Other comprehensive income (loss), net of tax:
Effect of foreign currency translation adjustments	40	120	(96)	109
Total other comprehensive income (loss), net of tax	40	120	(96)	109
Comprehensive income (loss)	1,302	(1,039)	2,021	(1,678)
Comprehensive loss (income) attributable to noncontrolling interest	(128)	77	(31)	(2)
Comprehensive income (loss) attributable to controlling interest	$1,174	$(962)	$1,990	$(1,680)

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended
	September 28, 2013	September 29, 2012
Operating activities
Net income (loss)	$2,117	$(1,787)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	1,017	907
Share-based compensation	160	130
Amortization of deferred gain	(365)	(366)
Amortization of debt issuance costs	105	148
Valuation allowance against deferred tax assets	—	113
Other	16	35
Changes in assets and liabilities:
Accounts receivable	(4,541)	132
Inventories	2,025	(2,060)
Other current assets	118	(735)
Other assets	(38)	(38)
Accounts payable and accrued expenses	3,353	1,427
Income taxes payable	229	—
Net cash flows provided by (used in) operating activities	4,196	(2,094)

Investing activities
Purchases of property and equipment	(357)	(742)
Increase in restricted cash	(500)	—
Proceeds from sale of property and equipment	10	—
Net cash flows used in investing activities	(847)	(742)

Financing activities
Net borrowings (payments) under line of credit	(3,736)	1,772
Payments on debt obligations	(687)	(748)
Proceeds from issuance of debt obligations	220	—
Proceeds from issuance of Common Stock	36	86
Payment of debt issuance costs	(129)	—
Net cash flows provided by (used in) financing activities	(4,296)	1,110

Effect of changes in exchange rate on cash and cash equivalents	(96)	102

Decrease in cash and cash equivalents	(1,043)	(1,624)
Cash and cash equivalents at beginning of period	3,174	4,401
Cash and cash equivalents at end of period	$2,131	$2,777

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In Thousands)

	Nine Months Ended
	September 28, 2013	September 29, 2012
Supplemental disclosures of cash flow information
Cash payments for interest	$712	$680
Cash payments for income taxes, net of refunds	$(110)	$123

Non-cash investing and financing activities
Equipment acquired under capital lease and other financing obligations	$78	$159
Repayment of debt from trade-in of equipment	$—	$87

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

The accompanying consolidated financial statements of the Company are unaudited and have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and Article 8 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, normal and recurring adjustments and accruals considered necessary for a fair presentation for the periods indicated have been included.  Operating results for the three-month and nine-month periods ended September 28, 2013, and September 29, 2012, are presented using 13-week and 39-week periods, respectively.  The results of operations for any interim period are not necessarily indicative of the results for the year.

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

2.                                      Significant Accounting Policies

Trade receivables:  We carry unsecured trade receivables at the original invoice amount less an estimate made for doubtful accounts based on a monthly review of all outstanding amounts.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions.  We write off trade receivables when we deem them uncollectible.  We record recoveries of trade receivables previously written off when we receive them.  We consider a trade receivable to be past due if any portion of the receivable balance is outstanding for more than ninety days.  We do not charge interest on past due receivables.  Our management considers the allowance for doubtful accounts of $10 and $8 to be adequate to cover any exposure to loss at September 28, 2013, and December 29, 2012, respectively.

Inventories:  Inventories, consisting principally of appliances, are stated at the lower of cost, determined on a specific identification basis, or market and consist of:

	September 28, 2013	December 29, 2012
Appliances held for resale	$15,112	$17,768
Processed metals from recycled appliances held for resale	286	188
Less provision for inventory obsolescence	(149)	(682)
	$15,249	$17,274

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

Property and equipment:  Property and equipment consists of the following:

	September 28, 2013	December 29, 2012
Land	$1,140	$1,140
Buildings and improvements	3,275	3,429
Equipment (including computer software)	20,539	20,158
Projects under construction	62	63
	25,016	24,790
Less accumulated depreciation and amortization	(13,330)	(12,542)
	$11,686	$12,248

Software development costs:  We capitalize software developed for internal use and are amortizing such costs over their estimated useful lives of three years.  Costs capitalized were $20 and $30 for the three months ended September 28, 2013, and September 29, 2012, respectively. Costs capitalized were $83 and $115 for the nine months ended September 28, 2013, and September 29, 2012, respectively.

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

Changes in our warranty accrual are as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Beginning Balance	$41	$61	$47	$71
Standard accrual based on units sold	(4)	10	(12)	34
Actual costs incurred	10	(4)	36	(12)
Periodic accrual adjustments	(8)	(12)	(32)	(38)
Ending Balance	$39	$55	$39	$55

Share-based compensation:  We recognize share-based compensation expense on a straight-line basis over the expected vesting period for share-based awards granted.  We use the Black-Scholes option pricing model to determine the fair value of awards at the grant date.  We calculate the expected volatility for stock awards using historical volatility.  We estimate a 0%-5% forfeiture rate for stock awards issued to all employees and members of the Board of Directors, but will continue to review these estimates in future periods.  The risk-free rates for the expected terms of the stock awards are based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected life represents the period that the stock awards are expected to be outstanding.  The expected dividend yield is zero as we have not paid or declared any cash dividends on our Common Stock.  Based on these valuations, we recognized share-based compensation expense of $101 and $62 for the three months ended September 28, 2013, and September 29, 2012, respectively, and $160 and $130 for the nine months ended September 28, 2013 and September 29, 2012, respectively.  We estimate that the remaining expense for fiscal 2013, 2014, 2015 and 2016 will be approximately $73, $159, $97, and $19, respectively, based on the value of stock option awards outstanding as of September 28, 2013.  This estimate does not include any expense for additional awards that may be granted and vest during fiscal 2013.

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

Basic and diluted income (loss) per share:  Basic income (loss) per common share is computed based on the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued.  Potentially dilutive shares of Common Stock include unexercised stock options and warrants.  Basic per share amounts are computed, generally, by dividing net income (loss) attributable to controlling interest by the weighted average number of common shares outstanding.  Diluted per share amounts assume the conversion, exercise or issuance of all potential Common Stock instruments unless their effect is anti-dilutive, thereby reducing the loss or increasing the income per common share.  In calculating diluted weighted average shares and per share amounts, we included stock options and warrants with exercise prices below average market prices, for the respective reporting periods in which they were dilutive, using the treasury stock method.  We calculated the number of additional shares by assuming the outstanding stock options were exercised and that the proceeds from such exercises were used to acquire Common Stock at the average market price during the quarter.  For the three and nine months ended September 28, 2013, we excluded 364 and 465, respectively, options and warrants from the diluted weighted average share outstanding calculation as the effect of these options and warrants were anti-dilutive. For the three and nine months ended September 29, 2012, we excluded 816 and 798, respectively, options and warrants from the diluted weighted average shares outstanding calculation as the effect of these options were anti-dilutive due to the net loss incurred.

A reconciliation of the denominator in the basic and diluted income or loss per share is as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Numerator:
Net income (loss) attributable to controlling interest	$1,134	$(1,082)	$2,086	$(1,789)

Denominator:
Weighted average shares outstanding — basic	5,564	5,556	5,559	5,549
Employee stock options	27	—	3	—
Stock warrants	186	—	161	—
Weighted average shares outstanding — diluted	5,777	5,556	5,723	5,549

Income (loss) per share:
Basic	$0.20	$(0.19)	$0.38	$(0.32)
Diluted	$0.20	$(0.19)	$0.36	$(0.32)

3.                                      Variable Interest Entity

The financial position and results of operations of AAP are consolidated in our financial statements based on our conclusion that AAP is a variable interest entity and because we have the ability to significantly influence the economic performance of the entity through our contractual agreement with GE.

The following table summarizes the assets and liabilities of AAP as of September 28, 2013, and December 29, 2012:

	September 28, 2013	December 29, 2012
Assets
Current assets	$848	$787
Property and equipment, net	8,868	9,109
Other assets	140	149
Total Assets	$9,856	$10,045
Liabilities
Accounts payable	$1,019	$826
Accrued expenses	258	204
Current maturities of long-term debt obligations	885	635
Long-term debt obligations, net of current maturities	3,969	4,437
Other liabilities (a)	469	749
Total Liabilities	$6,600	$6,851

(a)          Other liabilities represent loans between ARCA and AAP that are eliminated in consolidation.

The following table summarizes the operating results of AAP for the three and nine months ended September 28, 2013, and September 29, 2012:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Revenues	$3,037	$2,468	$8,281	$8,114
Gross profit	819	115	1,569	1,364
Operating income (loss)	331	(71)	272	258
Net income (loss)	255	(153)	62	4

4.                                      Other Assets

Other assets as of September 28, 2013, and December 29, 2012, consist of the following:

	September 28, 2013	December 29, 2012
Goodwill	$38	$38
Deposits	413	376
Recycling contract, net	200	259
Debt issuance costs, net	304	279
Patent costs	21	21
	$976	$973

For the three and nine months ended September 28, 2013, and September 29, 2012, we recorded amortization expense of $20 and $60, respectively, related to our recycling contract.  For the three months ended September 28, 2013, and September 29, 2012, we recorded non-cash interest expense of $28 and $49, respectively, related to debt issuance costs. For the nine months ended September 28, 2013, and September 29, 2012, we recorded non-cash interest expense of $105 and $148, respectively, related to debt issuance costs. In connection with the third amendment to our Credit Agreement with PNC Bank, N.A. (“PNC”) executed on March 14, 2013, we incurred additional debt issuance costs of $129. The additional debt issuance costs were capitalized and will be amortized over the remaining term of the Credit Agreement along with the remaining balance of the previously capitalized costs. See Note 6 for further discussion regarding the amended Credit Agreement entered into with PNC.

5.                                      Accrued Expenses

Accrued expenses as of September 28, 2013, and December 29, 2012, consist of the following:

	September 28, 2013	December 29, 2012
Compensation and benefits	$1,524	$963
Accrued incentive and rebate checks	495	563
Accrued rent	1,182	1,383
Warranty expense	39	47
Accrued payables	425	307
Current portion of deferred gain on sale-leaseback of building	487	487
Deferred revenue	231	157
Other	945	403
	$5,328	$4,310

6.                                      Line of Credit

On January 24, 2011, we entered into a Revolving Credit, Term Loan and Security Agreement, as amended, (“Credit Agreement”) with PNC Bank, National Association (“PNC”) that provides us with a $15,000 revolving line of credit.  See Note 8 for further discussion regarding the Term Loan entered into with PNC.  The Credit Agreement has a stated maturity date of January 24, 2016, if not renewed.  The Credit Agreement includes a lockbox agreement and a subjective acceleration clause and as a result we have classified the revolving line of credit as a current liability.  The Credit Agreement is collateralized by a security interest in substantially all of our assets and PNC is also secured by an inventory repurchase agreement with Whirlpool Corporation for Whirlpool purchases only.  We also issued a $750 letter of credit in favor of Whirlpool Corporation.  The Credit Agreement requires starting with the fiscal quarter ending December 28, 2013, and continuing at the end of each quarter thereafter, that we meet a minimum fixed charge coverage ratio of 1.10 to 1.00, measured on a trailing twelve-month basis.  The Credit Agreement limits investments we can purchase, the amount of other debt and leases we can incur, the amount of loans we can issue to our affiliates and the amount we can spend on fixed assets, along with prohibiting the payment of dividends.  The interest rate on the revolving line of credit is PNC Base Rate plus 2.75%. If certain interest rate reduction conditions are met starting January 31, 2014, the rate will change to PNC Base Rate plus 1.75%, or 1-, 2- or 3-month PNC LIBOR Rate plus 2.75%.  The PNC Base Rate shall mean, for any day, a fluctuating per annum rate of interest equal to the highest of (i) the interest rate per annum announced from time to time by PNC at its prime rate, (ii) the Federal Funds Open Rate plus 0.5%, and (iii) the one-month LIBOR rate plus 100 basis points (1%).  As of September 28, 2013, the outstanding balance under the Credit Agreement was $6,823 with an interest rate of 6.00%.  As of December 29, 2012, the outstanding balance under the Credit Agreement was $10,559 with a weighted average interest rate of 3.07%, which included both PNC LIBOR Rate and PNC Base Rate loans.  The amount of revolving borrowings under the Credit Agreement is based on a formula using accounts receivable and inventories.  We may not have access to the full $15,000 revolving line of credit due to the formula using accounts receivable and inventories, the amount of the letter of credit issued in favor of Whirlpool Corporation and the amount of outstanding loans between PNC and our AAP joint venture.  As of September 28, 2013, and December 29, 2012, our available borrowing capacity under the Credit Agreement was $6,801 and $2,531, respectively.

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

On September 27, 2013, we executed the fourth amendment to the Credit Agreement. The material amended terms under the Credit Agreement are as follows:

•
The affiliate loan balance be held at $469.1 until January 24, 2014, and starting in January 2014 and each month thereafter the affiliate loan balance must be reduced by $14 per month until December 31, 2014. The affiliate loan balance will be capped at $300 on December 31, 2014, and thereafter.

•
We will be eligible to borrow under 1-, 2- or 3-month PNC LIBOR Rate loans on November 1, 2013, if ARCA and AAP receive at least $300 in cash related to selling carbon offsets. On October 9, 2013, the combination of ARCA and AAP received $516 in cash related to selling carbon offsets.

7.                                      Deferred Gain

In connection with the September 25, 2009, sale-leaseback of our St. Louis Park, Minnesota, building, we recorded a deferred gain of $2,436.  The deferred gain is being amortized over the initial lease period of five years.  For both the three months ended September 28, 2013, and September 29, 2012, we amortized $122 of the deferred gain.  For the nine months ended September 28, 2013, and September 29, 2012, we amortized $365 and $366, respectively, of the deferred gain. The deferred gain amortization is netted against rent expense as a component of selling, general and administrative expenses in the consolidated statements of comprehensive income (loss).

8.                                      Borrowings

Long-term debt, capital lease and other financing obligations as of September 28, 2013, and December 29, 2012, consist of the following:

	September 28, 2013	December 29, 2012
PNC term loan	$1,849	$2,040
Floating rate term loans, due in monthly installments of $54, including interest, due March 2021, collateralized by equipment	3,886	4,154
2.75% note, due in monthly installments of $3, including interest, due October 2024, collateralized by equipment	389	411
10.00% note, due in monthly installments of $13, including interest, due December 2014	181	280
Capital leases and other financing obligations	618	427
	6,923	7,312
Less current maturities	1,217	955
	$5,706	$6,357

On January 24, 2011, we entered into a $2,550 Term Loan (“Term Loan”) with PNC Bank to refinance the mortgage on our California facility.  The Term Loan is payable as follows, subject to acceleration upon the occurrence of an event of default or termination of the Revolving Credit Agreement: 119 consecutive monthly principal payments of $21 plus interest commencing on February 1, 2011, and continuing on the first day of each month thereafter followed by a 120th payment of all unpaid principal, interest and fees on February 1, 2021. If the Revolving Credit Agreement is not renewed, a balloon payment of $1,275 in principal plus interest and additional fees will be due on January 24, 2016. The Term Loan is collateralized with our California facility located in Compton, California. The interest rate is PNC Base Rate plus 3.25%. If certain interest rate reduction conditions are met starting January 31, 2014, the rate will change to PNC Base Rate plus 2.25%, or 1-, 2- or 3-month PNC LIBOR Rate plus 3.25%. As of September 28, 2013, and December 29, 2012, the interest rate was 6.50% and 5.50%, respectively.

On March 10, 2011, ARCA Advanced Processing, LLC entered into three separate commercial term loans (“AAP Term Loans”) with Susquehanna Bank, pursuant to the guidelines of the U.S. Small Business Administration 7(a) Loan Program.  The total amount of the AAP Term Loans is $4,750, split into three separate loans for $2,100; $1,400; and $1,250.  The AAP Term Loans mature in ten years and bear an interest rate of Prime plus 2.75%.  As of September 28, 2013, and December 29, 2012, the interest rate was 6.00%.  Borrowings under the AAP Term Loans are secured by substantially all of the assets of AAP along with liens on the business assets and certain personal assets of the owners of 4301 Operations, LLC. We are a guarantor of the AAP Term Loans along with 4301 Operations, LLC and its owners.

Capital leases and other financing obligations:  We acquire certain equipment under capital leases and other financing obligations.  The cost of the equipment was approximately $2,031 and $1,969 at September 28, 2013, and December 29, 2012, respectively.  Accumulated amortization at September 28, 2013, and December 29, 2012, was approximately $1,620 and $1,574, respectively.  Depreciation and amortization expense is included in cost of revenues and selling, general and administrative expenses.

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

10.                               Income Taxes

For the three and nine months ended September 28, 2013, we recorded a provision for income taxes of $227 and $372, respectively. For the three and nine months ended September 29, 2012, we recorded a provision for income taxes of $113 and $90, respectively. We have available net operating losses to utilize in 2013 to offset a portion of our projected full-year taxable income for the United States. We also expect to receive $250 carryback refund in 2013 related to taxable losses incurred in 2012. We expect to realize a Canadian tax benefit in fiscal 2013 as a result of carrying back the fiscal 2013 Canadian losses. We regularly evaluate both positive and negative evidence related to retaining a valuation allowance against our deferred tax assets.  The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. We have concluded based on the weight of negative evidence that a valuation allowance should be maintained against our deferred tax assets that we do not expect to utilize as of September 28, 2013.

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  As of September 28, 2013, and December 29, 2012, we did not have any material uncertain tax positions.

It is our practice to recognize interest related to income tax matters as a component of interest expense and penalties as a component of selling, general and administrative expense.  As of September 28, 2013, and December 29, 2012, we had an immaterial amount of accrued interest and penalties.

We are subject to income taxes in the U.S. federal jurisdiction, foreign jurisdictions and various state jurisdictions.  Tax regulations from each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  With few exceptions, we are no longer subject to U.S. federal, foreign, state or local income tax examinations by tax authorities for the years before 2010.  We are not currently under examination by any taxing jurisdiction.

We had no significant unrecognized tax benefits as of September 28, 2013, and December 29, 2012, that would reasonably be expected to affect our effective tax rate during the next twelve months.

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

The 2011 Plan provides for the issuance of up to 700 shares of Common Stock pursuant to awards granted under the 2011 Plan.  Options granted to employees typically vest over two years while grants to non-employee directors vest in six months.  As of September 28, 2013, 367 options were outstanding under the 2011 Plan.  Our 2006 Stock Option Plan (the “2006 Plan”) expired on June 30, 2011, but the options outstanding under the 2006 Plan continue to be exercisable in accordance with their terms.  As of September 28, 2013, 391 options were outstanding under the 2006 Plan.  Our Restated 1997 Stock Option Plan (the “1997 Plan”) has expired, but the options outstanding under the expired 1997 Plan continue to be exercisable in accordance with their terms.  As of September 28, 2013, options to purchase an aggregate of 8 shares were outstanding under the 1997 Plan.

On May 9, 2013, we granted 30 stock options from our 2011 Plan to non-employee directors with an exercise price of $1.89 per share, a vesting period of six months and a weighted average fair value of $1.66 per share. Also on May 9, 2013, we granted 185 stock options from our 2011 Plan to management with an exercise price of $1.89 per share and a weighted average fair value of $1.47 per share. The stock options granted to management have both time and performance vesting, of which 135 stock options vest equally over two years and 50 stock options vest based on the achievement of performance targets. For performance-based options, the Company evaluates the likelihood of the targets being met and records the expense over the probable vesting period.

On July 22, 2013, we granted 100 stock options from our 2011 Plan to management with an exercise price of $2.65 per share and a weighted average fair value of $2.06 per share. The stock options granted to management have both time and performance vesting, of which 50 stock options vest equally over 3 years and 50 stock options vest based on the achievement of performance targets. For performance-based options, the Company evaluates the likelihood of the targets being met and records the expense over the probable vesting period.

The following table summarizes the weighted-average assumptions used to estimate the fair value of stock options granted using the Black-Scholes Model:

	May 9, 2013	July 22, 2013
Expected dividend yield	—	—
Expected stock price volatility	90.93%	89.60%
Risk-free interest rate	1.28%	1.88%
Expected life of options	7.42	7.00

Stock warrants:  As of September 28, 2013, we had 278 warrants outstanding that were fully vested and have exercise prices ranging from $0.73 per share to $3.55 per share, which begin to expire in October 2019.

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

The following tables present our segment information for periods indicated:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Revenues:
Retail	$17,300	$17,572	$53,732	$56,915
Recycling	16,238	11,156	42,503	30,800
Total revenues	$33,538	$28,728	$96,235	$87,715

Operating income (loss):
Retail	$(163)	$(961)	$(216)	$(1,419)
Recycling	2,172	194	4,193	595
Unallocated corporate	(207)	33	(550)	(19)
Total operating income (loss)	$1,802	$(734)	$3,427	$(843)

Assets:
Retail	$15,675	$21,588	$15,675	$21,588
Recycling	22,904	20,319	22,904	20,319
Corporate assets not allocable	4,519	5,700	4,519	5,700
Total assets	$43,098	$47,607	$43,098	$47,607

Cash capital expenditures:
Retail	$5	$52	$11	$222
Recycling	244	30	256	232
Corporate assets not allocable	5	35	90	288
Total cash capital expenditures	$254	$117	$357	$742

Depreciation and amortization:
Retail	$45	$58	$146	$170
Recycling	203	145	598	444
Unallocated corporate	89	95	273	293
Total depreciation and amortization	$337	$298	$1,017	$907

Interest expense:
Retail	$134	$105	$380	$284
Recycling	115	115	321	354
Unallocated corporate	72	81	226	198
Total interest expense	$321	$301	$927	$836

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
Our recycling segment typically operates two types of programs:

1.	Fees charged for collecting and recycling appliances for utilities and other sponsors of energy efficiency programs.

2.	Fees charged for recycling and replacing old appliances with new ENERGY STAR® appliances for energy efficiency programs sponsored by utilities.
Over the last twelve months recycling-only programs continue to report declining revenues and volumes, while we have experienced growing revenues and volumes from our replacement programs. We believe factors impacting this shift include a declining number of pre-1993 refrigerators eligible for recycling programs and a greater emphasis by utilities on promoting ENERGY STAR® appliances.

We derive revenues from the sale of carbon offsets created by the destruction of ozone-depleting CFCs generated at our ARCA and AAP recycling centers. Through the nine months ended September 28, 2013, we did not recognize any carbon offset revenues. After the third quarter ended, we and AAP collectively received $0.5 million in cash related to the issuance and sale of carbon offset certificates in the California system. This sale will favorably impact fourth quarter earnings by the same amount. In 2012, we sold carbon offsets on the voluntary market and recognized $0.1 million in revenues compared with $1.2 million in 2011. We expect to create carbon offsets and derive revenues through California’s market for the remainder of 2013 through 2014.

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

Reporting Period.  Operating results for the three and nine months ended September 28, 2013, and September 29, 2012, are presented using 13-week and 39-week periods, respectively.  The results of operations for any interim period are not necessarily indicative of the results for the year.

Results of Operations

The following table sets forth our consolidated financial data as a percentage of total revenues for the three and nine months ended September 28, 2013, and September 29, 2012:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Revenues:
Retail	50.7%	60.1%	54.9%	63.9%
Recycling	35.3%	24.5%	31.6%	21.0%
Byproduct	14.0%	15.4%	13.5%	15.1%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	72.9%	75.3%	73.5%	73.8%
Gross profit	27.1%	24.7%	26.5%	26.2%
Selling, general and administrative expenses	21.7%	27.2%	22.9%	27.2%
Operating income (loss)	5.4%	(2.5)%	3.6%	(1.0)%
Other income expense:
Interest expense, net	(1.0)%	(1.0)%	(1.0)%	(0.9)%
Other expense, net	—%	—%	—%	—%
Income (loss) before income taxes and noncontrolling interest	4.4%	(3.5)%	2.6%	(1.9)%
Provision for (benefit of) income taxes	0.7%	0.4%	0.4%	0.1%
Net income (loss)	3.7%	(3.9)%	2.2%	(2.0)%
Net loss (income) attributable to noncontrolling interest	(0.4)%	0.3%	—%	—%
Net income (loss) attributable to controlling interest	3.3%	(3.6)%	2.2%	(2.0)%

For the Three Months Ended September 28, 2013, and September 29, 2012

The following table sets forth the key results of operations by segment for the three months ended September 28, 2013, and September 29, 2012 (dollars in millions):

	Three Months Ended
	September 28, 2013	September 29, 2012	% Change
Revenues:
Retail	$17.3	$17.6	(2)%
Recycling	16.2	11.1	46%
Total revenues	$33.5	$28.7	17%

Operating income (loss):
Retail	$(0.2)	$(0.9)	83%
Recycling	2.2	0.2	1,020%
Unallocated corporate costs	(0.2)	0.0	(727)%
Total operating income (loss)	1.8	(0.7)	346%

Our total revenues of $33.5 million for the third quarter of 2013 increased $4.8 million, or 17%, from $28.7 million in the third quarter of 2012.  The increase in revenues was primarily attributed to our recycling segment. Replacement program revenues increased by $5.2 million compared with the prior year, along with an increase in AAP revenues of $0.6 million, which was partially offset by a decline in recycling-only revenues of $0.4 million and a $0.3 million decline in ApplianceSmart revenues. Retail segment revenues accounted for 52% of total revenues in the third quarter of 2013 compared with 56% in the same period of 2012.

Recycling segment revenues and retail segment revenues each include a portion of byproduct revenues.  In both the third quarter of 2013 and 2012, the recycling segment accounted for approximately 94% of the byproduct revenues. The increase in replacement program revenues impacted the overall mix of revenues between the retail and recycling segments for the third quarter of 2013 compared with same period of 2012. Future revenues and related earnings from appliance replacement programs, if any, are uncertain and may fluctuate significantly from year to year. Factors impacting future appliance replacement program revenues and earnings include the type and scope of energy efficiency programs approved by regulatory agencies, competitive bidding, contract changes, non-renewals and early cancellations.

Our total operating income of $1.8 million for the third quarter of 2013 increased $2.5 million compared with an operating loss of $(0.7) million in the third quarter of 2012.  The increase was related primarily to the increase in appliance replacement revenues, improved performance in the AAP joint venture and a reduction in retail store operating expenses and advertising.

Revenues.  Revenues for the three months ended September 28, 2013, and September 29, 2012, were as follows (dollars in millions):

	Three Months Ended
	September 28, 2013	September 29, 2012	% Change
Retail	$17.0	$17.3	(2)%
Recycling	11.8	7.0	68%
Byproduct	4.7	4.4	6%
	$33.5	$28.7	17%

Retail Revenues.  Our retail revenues of $17.0 million for the third quarter of 2013 decreased $0.3 million, or 2%, from $17.3 million in the third quarter of 2012.  The decrease in retail revenues was due primarily to the impact of closing three stores that were operating during the same period of 2012, which was partially offset by an increase in same-store sales. The store closures represented a $1.1 million decline and same-store sales grew by $0.8 million, or 4.8%. Our same-store sales includes contract sales, which increased to $1.4 million compared with $0.1 million in the same quarter of 2012.

Recycling Revenues.  Our recycling revenues of $11.8 million for the third quarter of 2013 increased $4.8 million, or 68%, from $7.0 million in the third quarter of 2012.  Recycling revenues are comprised of two components: (1) appliance recycling revenues generated by collecting and recycling appliances for utilities and other sponsors of energy efficiency programs and (2) replacement program revenues generated by recycling and replacing old appliances with new energy efficient models for programs sponsored by utility companies.  Appliance recycling revenues decreased 9% to $3.7 million in the third quarter of 2013 compared with $4.1 million in the third quarter of 2012, due primarily to lower volumes and price compression within certain contracts.  The number of units driving our appliance recycling revenues declined 1% and the average revenue per unit declined by $7 compared with the same quarter last year.  Appliance replacement program revenues increased 180% to $8.1 million in the third quarter of 2013 compared with $2.9 million in the third quarter of 2012, due primarily to higher volumes and the mix of appliance replacements.  Future revenues from appliance replacement programs, if any, are uncertain and may fluctuate significantly from period to period.

Byproduct Revenues.  Our byproduct revenues of $4.7 million for the third quarter of 2013 increased $0.3 million, or 6%, from $4.4 million in the third quarter of 2012.  The increase in byproduct revenues was primarily the result of higher volumes processed by our AAP joint venture. Byproduct revenues include all of the revenues generated by AAP.  AAP revenues of $3.0 million increased $0.6 million compared with the third quarter of 2012, due primarily to a 17% increase in recyclable appliances compared with the same period last year. During the third quarter of 2013, we did not recognize any carbon offset revenues. Early in the fourth quarter of 2013, we received $0.5 million in cash related to the issuance and sale of carbon offset certificates in the California market, which will favorably impact the fourth quarter pre-tax earnings by the same amount.

Gross Profit.  During the first quarter of 2013, we reclassified certain revenues, cost of revenues and sales, general and administrative expenses due to further industry analysis and conformed the 2012 presentation. The reclassification is related primarily to facilities costs and certain other costs not directly related to the production of recycled materials within the recycling segment. Our gross profit of $9.1 million in the third quarter of 2013 increased 2.0 million, or 28% from $7.1 million in the third quarter of 2012.  Gross profit as a percentage of total revenues increased to 27% for the third quarter of 2013 compared with 25% in the third quarter of 2012.  The improvement was primarily the result of four factors: (1) a reduction in the cost of recyclable appliances purchased by AAP, (2) labor efficiencies recognized by AAP, (3) the increase in appliance replacement volumes, and (4) a favorable retail sales mix.  Gross profit percentage for the recycling segment improved to 28% for the third quarter of 2013 compared with 24% for the third quarter of 2012.  The impact of the lower acquisition cost of recyclable appliances and processing labor per gross ton resulted in AAP’s gross profit percentage improving to 27% compared with 5% in the third quarter of 2012. AAP’s appliance acquisition costs and labor costs per gross ton improved by $54 and $18, respectively, compared with the third quarter of 2012. Gross profit percentage for the retail segment increased to 26% for the third quarter of 2013 compared with 25% for the third quarter of 2012.

Selling, General and Administrative Expenses.  Our selling, general and administrative (“SG&A”) expenses for the third quarter of 2013 decreased $0.5 million to $7.3 million compared with $7.8 million for the same period of the prior year.  Our SG&A expenses as a percentage of total revenues decreased to 22% in the third quarter of 2013 compared with 27% in the third quarter of 2012.  Selling expenses decreased $0.8 million to $4.1 million or 12% of total revenues in the third quarter of 2013 compared with $4.9 million or 17% of total revenues for the third quarter of 2012.  The decrease in selling expenses was due primarily to closing the three ApplianceSmart stores mentioned previously and a $0.3 million reduction in advertising.  General and administrative expenses increased $0.2 million to $3.2 million for the third quarter of 2013 compared with $3.0 million in the third quarter of the prior year. The increase was due primarily to higher corporate incentive compensation expense.

Interest expense, net: Interest expense of $0.3 million for the third quarter of 2013 was consistent with the same period of the prior year. In connection with the third amendment to our amended Credit Agreement with PNC Bank, National Association, the interest rate on our line of credit increased by 300 basis points and increased 100 basis points on our term loan. The increase in rates was offset by a lower average outstanding balance under our line of credit. In the third quarter, we executed the fourth amendment of our credit agreement with PNC Bank, which will lower the interest rate on our line of credit by 300 basis points effective November 1, 2013. See the “Liquidity and Capital Resources” section for more detail.

Provision for Income Taxes.  We recorded a provision for income taxes of $0.2 million for the third quarter of 2013 compared with $0.1 million for the same period of the prior year. The provision for income taxes for the third quarter of 2013 is related primarily to projected taxable income in the United States partially offset by expected benefits in Canada related to the ability to carryback 2013 losses.

Noncontrolling Interest.  Noncontrolling interest represents 4301’s share of AAP’s net income or loss.  Under the AAP joint venture agreement, ARCA and 4301 each have a 50% interest in AAP.  AAP reported a net income of $255,000 for the third quarter of 2013 of which $128,000 represented the income attributable to noncontrolling interest. AAP reported a net loss of $153,000 for the the third quarter of 2012, of which $77,000 represented the loss attributable to noncontrolling interest.

For the Nine Months Ended September 28, 2013, and September 29, 2012

The following table sets forth the key results of operations by segment for the nine months ended September 28, 2013, and September 29, 2012 (dollars in millions):

	Nine Months Ended
	September 28, 2013	September 29, 2012	% Change
Revenues:
Retail	$53.7	$56.9	(6)%
Recycling	42.5	30.8	38%
Total revenues	$96.2	$87.7	10%

Operating income (loss):
Retail	$(0.2)	$(1.4)	85%
Recycling	4.2	0.6	605%
Unallocated corporate costs	(0.6)	(0.0)	(2,795)%
Total operating income (loss)	3.4	(0.8)	507%

Our total revenues of $96.2 million for the nine months ended September 28, 2013, increased $8.5 million or 10% from $87.7 million for the nine months ended September 29, 2012.  The increase in revenues was attributed to our recycling segment. Appliance replacement program revenues increased by $13.3 million compared with the same period of the prior year, which was partially offset by a decline in recycling-only revenues of $1.4 million and a $3.2 million decline in ApplianceSmart revenues. Retail segment revenues accounted for 61% of total revenues in the nine months ended September 28, 2013, compared with 65% in the same period of the prior year. Recycling segment revenues and retail segment revenues each include a portion of byproduct revenues.  For both the nine months ended September 28, 2013, and 2012, the recycling segment accounted for approximately

93% of the byproduct revenues. The increase in replacement program revenues impacted the overall mix of revenues between the retail and recycling segments for the nine months ended September 28, 2013, compared with same period of the prior year. Future revenues and related earnings from appliance replacement programs, if any, are uncertain and may fluctuate significantly from year to year. Factors impacting future appliance replacement program revenues and earnings include the type and scope of energy efficiency programs approved by regulatory agencies, competitive bidding, contract changes, non-renewals and early cancellations.

Our total operating income of $3.4 million for the nine months ended September 28, 2013, increased $4.2 million compared with an operating loss of $(0.8) million for the nine months ended September 29, 2012.  The increase was related primarily to the increase in appliance replacement revenues, a $1.7 million decrease in SG&A expenses and a 100-basis-point improvement in our ApplianceSmart gross margin, which includes a $0.5 million favorable inventory reserve adjustment.

Revenues.  Revenues for the nine months ended September 28, 2013, and September 29, 2012, were as follows (dollars in millions):

	Nine Months Ended
	September 28, 2013	September 29, 2012	% Change
Retail	$52.9	$56.0	(6)%
Recycling	30.4	18.4	65%
Byproduct	12.9	13.3	(2)%
	$96.2	$87.7	10%

Retail Revenues.  Our retail revenues of $52.9 million for the nine months ended September 28, 2013, decreased $3.1 million, or 6%, from $56.0 million for the nine months ended September 29, 2012.  The decrease in retail revenues was due primarily to a decline in same-store sales along with the closure of three underperforming stores that were operating for the entire nine-month in 2012. The store closures represented a $3.4 million decline in revenues and same-store sales declined by $1.1 million, or 2.3%. Our same-store sales includes contract sales, which increased to $2.1 million compared to $0.3 million in the same period of 2012. The revenue decline resulting from store closures and lower same-store sales was partially offset by $1.4 million in revenues generated from a new store that was not operating during the same period of 2012. We are evaluating underperforming stores and stores with expiring leases that have a range of outcomes from right-sizing the showroom space to closure. We closed one underperforming store in May 2013 as a result of not renewing the lease.

Recycling Revenues.  Our recycling revenues of $30.4 million for the nine months ended September 28, 2013, increased $12.0 million, or 65%, from $18.4 million in the nine months ended September 29, 2012.  Recycling revenues are comprised of two components: (1) appliance recycling revenues generated by collecting and recycling appliances for utilities and other sponsors of energy efficiency programs and (2) replacement program revenues generated by recycling and replacing old appliances with new energy efficient models for programs sponsored by utility companies.  Appliance recycling revenues decreased 13% to $9.2 million for the nine months ended September 28, 2013, compared with $10.6 million in the same period of the prior year, due primarily to lower volumes and price compression within certain contracts.  The number of units driving our appliance recycling revenues declined 7% and the average revenue per unit declined by $5 compared with the same period of the prior year.  Appliance replacement program revenues increased 170% to $21.2 million in the nine months ended September 28, 2013, compared with $7.9 million in the same period of the prior year, due primarily to higher volumes and the mix of appliance replacements. Future revenues from appliance replacement programs, if any, are uncertain and may fluctuate significantly from period to period.

Byproduct Revenues.  Our byproduct revenues of $12.9 million for the nine months ended September 28, 2013, decreased $0.4 million, or 2%, from $13.3 million in the same period of the prior year.  The decrease in byproduct revenues was primarily the result of a decline in steel scrap prices. Byproduct revenues include all of the revenues generated by AAP.  AAP revenues of $8.3 million increased $0.2 million compared with the same period of the prior year, due primarily to a 8% increase in volume partially offset by a decline in average steel scrap prices of 7% per gross ton compared with the same period of the prior year. During the nine months ended September 28, 2013, we did not recognize any carbon offset revenues. Early in the fourth quarter of 2013, we received $0.5 million in cash related to the issuance and sale of carbon offset certificates in the California market, which will favorably impact the fourth quarter pre-tax earnings by the same amount. We continue to recover and store refrigerants and expect to generate carbon offset revenues in the future, although the frequency of these transactions will vary based on volume levels and market conditions.

Gross Profit.  During fiscal 2013, we reclassified certain revenues, cost of revenues and sales, general and administrative expenses due to further industry analysis and conformed the 2012 presentation. The reclassification is related primarily to facilities costs and certain other costs not directly related to the production of recycled materials within the recycling segment. Our gross profit of $25.5 million in the nine months ended September 28, 2013, increased 2.5 million, or 11%, from $23.0 million in the nine months ended September 29, 2012.  Gross profit as a percentage of total revenues increased to 26.5% for the nine months ended September 28, 2013, compared with 26.2% in the same period of the prior year.  Gross profit percentage for the recycling segment decreased to 25.3% for the nine months ended September 28, 2013, compared with 26.4% in the same period of the prior year. The decline is attributed primarily to lower byproduct revenues, lower average recycling revenues per unit and higher costs per unit. Gross profit percentage for the retail segment increased to 27.4% for the nine months ended September 28, 2013, compared with 26.1% in the same period of the prior year.  The increase for the retail segment was due primarily to a favorable retail sales mix and a $0.5 million favorable adjustment to our inventory reserve for the nine months ended September 28, 2013.

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

Selling, General and Administrative Expenses.  Our selling, general and administrative (“SG&A”) expenses for the nine months ended September 28, 2013, decreased $1.7 million to $22.1 million compared with $23.8 million for the same period of the prior year.  Our SG&A expenses as a percentage of total revenues decreased to 23% in the nine months ended September 28, 2013, compared with 27% in the same period last year.  Selling expenses decreased $1.5 million to $13.1 million or 14% of total revenues in the nine months ended September 28, 2013, compared with $14.6 million or 17% of total revenues in the same period of the prior year.  The decrease in selling expenses was due primarily to closing the three ApplianceSmart stores mentioned previously and a $0.3 million reduction in advertising.  General and administrative expenses decreased $0.2 million to $9.0 million for the nine months ended September 28, 2013, compared with $9.2 million in the same period of the prior year. The decrease was due primarily to expense reductions. During the first quarter of 2013, we completed several restructuring activities, including the elimination of 19 employees. The position eliminations will generate an annualized savings of approximately $0.8 million. The expected annualized savings will be partially offset by additional expenses related to the new position hired in July 2013 of chief operating officer and president of ARCA Recycling, Inc, along with the recognition of incentive compensation.

Interest expense, net: Interest expense for the nine months ended September 28, 2013, increased $0.1 million compared with the same period of the prior year. The increase was the result of a higher interest rate under our line of credit, which was partially offset by a lower outstanding average balance under the line of credit. In connection with our amended Credit Agreement with PNC Bank, National Association, the interest rate on our line of credit increased by 300 basis points and 100 basis points on our term loan on March 1, 2013. The increase in rates was offset by a lower average outstanding balance under our line of credit. In the third quarter, we executed the fourth amendment to our credit agreement with PNC Bank that will lower the interest rate on our line of credit by 300 basis points effective November 1, 2013. See the “Liquidity and Capital Resources” section for more detail.

Provision for Income Taxes.  We recorded a provision for income taxes of $0.4 million for the nine months ended September 28, 2013, compared with $0.1 million for the same period of the prior year. The provision for income taxes for the nine months ended September 28, 2013, is related primarily to projected taxable income in the United States partially offset by expected benefits in Canada related to the ability to carryback 2013 losses. We estimate that we will be able to use available net operating losses (“NOLs”) to offset taxes related to a portion of our projected full-year taxable income in the United States. Due to uncertainties regarding the realization of deferred tax assets, we are continuing to carry a full valuation allowance against the deferred tax assets we do not expect to realize.

Noncontrolling Interest.  Noncontrolling interest represents 4301’s share of AAP’s net loss.  Under the AAP joint venture agreement, ARCA and 4301 each have a 50% interest in AAP.  AAP reported a net loss of $62,000 for the nine months ended September 28, 2013, of which $31,000 represented the loss attributable to noncontrolling interest. AAP reported a net income of $4,000 for the nine months ended September 29, 2012, of which $2,000 represented the income attributable to noncontrolling interest.

Liquidity and Capital Resources

Summary.  Cash and cash equivalents as of September 28, 2013, were $2.1 million compared with $3.2 million as of December 29, 2012.  Working capital, the excess of current assets over current liabilities, increased to $8.9 million as of September 28, 2013, compared with $7.6 million as of December 29, 2012.  The increase was primarily the result of the net impact of a lower balance under our line of credit, lower appliance inventories and higher outstanding trade receivables.

The following table summarizes our cash flows for the nine months ended September 28, 2013, and September 29, 2012 (in millions):

	Nine Months Ended
	September 28, 2013	September 29, 2012
Total cash and cash equivalents provided by (used in):
Operating activities	4.2	(2.1)
Investing activities	(0.8)	(0.7)
Financing activities	(4.3)	1.1
Effect of exchange rates on cash and cash equivalents	(0.1)	0.1
Decrease in cash and cash equivalents	$(1.0)	$(1.6)

Operating Activities.  Our net cash provided by operating activities was $4.2 million for the nine months ended September 28, 2013, compared with net cash used in operating activities of $2.1 million for the nine months ended September 29, 2012.  The change in operating cash was primarily the result of generating cash by lowering our appliance inventory along with generating a net income in 2013 compared with a net loss in 2012, which was partially offset by carrying a higher level of trade receivables.

Investing Activities.  Our net cash used in investing activities was $0.8 million for the nine months ended September 28, 2013, compared with $0.7 million for the nine months ended September 29, 2012.  Net cash used in investing activities for the nine months ended September 28, 2013, was related primarily to an increase in restricted cash as a result of a reserve required by our credit card processor and the purchase of cutting knives for the URT materials recovery system in Philadelphia.  The net cash used in investing activities for the nine months ended September 29, 2012, was due entirely to the purchase of property and equipment.

Financing Activities.  Our net cash used in financing activities was $4.3 million for the nine months ended September 28, 2013, compared with net cash provided by financing activities of $1.1 million for the nine months ended September 29, 2012.  Net cash used in financing activities for the nine months ended September 28, 2013, was related primarily to net payments under our line of credit and the repayment of long-term debt obligations. Net cash provided by financing activities for the nine months ended September 29, 2012, was related primarily to additional borrowings under our line of credit, which was partially offset by the repayment of long-term debt obligations.

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

Outstanding Indebtedness.  On January 24, 2011, we entered into a Revolving Credit, Term Loan and Security Agreement, as amended, (“Credit Agreement”) with PNC Bank, National Association (“PNC”) that provides us with a $15.0 million revolving line of credit.  The Credit Agreement has a stated maturity date of January 24, 2016, if not renewed.  The Credit Agreement is collateralized by a security interest in substantially all of our assets and PNC is also secured by an inventory repurchase agreement with Whirlpool Corporation for Whirlpool purchases only.  We also issued a $750,000 letter of credit in favor of Whirlpool Corporation.  The Credit Agreement requires starting with the fiscal quarter ending December 28, 2013, and continuing at the end of each quarter thereafter, that we meet a minimum fixed charge coverage ratio of 1.10 to 1.00, measured on a trailing twelve-month basis.  The Credit Agreement limits investments we can purchase, the amount of other debt and leases we can incur, the amount of loans we can issue to our affiliates and the amount we can spend on fixed assets, along with prohibiting the payment of dividends.  The interest rate on the revolving line of credit is PNC Base Rate plus 2.75%. If certain interest rate reduction conditions are met starting January 31, 2014, the rate will change to PNC Base Rate plus 1.75%, or 1-, 2- or 3-month PNC LIBOR Rate plus 2.75%.  The PNC Base Rate shall mean, for any day, a fluctuating per annum rate of interest equal to the highest of

(i) the interest rate per annum announced from time to time by PNC at its prime rate, (ii) the Federal Funds Open Rate plus 0.5%, and (iii) the one-month LIBOR rate plus 100 basis points (1%).  As of September 28, 2013, the outstanding balance under the Credit Agreement was $6.8 million with a weighted average interest rate of 6.00%, which included only PNC Base Rate loans.  As of December 29, 2012, the outstanding balance under the Credit Agreement was $10.6 million with a weighted average interest rate of 3.07%, which included both PNC LIBOR Rate and PNC Base Rate loans.  The amount of revolving borrowings under the Credit Agreement is based on a formula using accounts receivable and inventories.  We may not have access to the full $15.0 million revolving line of credit due to the formula using accounts receivable and inventories, the amount of the letter of credit issued in favor of Whirlpool Corporation and the amount of outstanding loans between PNC and our AAP joint venture.  As of September 28, 2013, and December 29, 2012, our available borrowing capacity under the Credit Agreement was $6.8 million and $2.5 million, respectively.

On March 14, 2013, we executed the third amendment to the Credit Agreement that extended the agreement from January 24, 2014, until January 24, 2016, waived our prior “events of default,” reset our financial covenants and increased our interest rate, among other things. The material amended terms under the Credit Agreement are as follows:

•
We must meet cumulative monthly minimum EBITDA requirements set forth in the amendment through 2013. We reported EBITDA as defined by the Credit Agreement of $2,340,000 for the nine months ended September 28, 2013, compared with the minimum covenant of negative $990,000.

•
The affiliate loan balance must be reduced by $40,000 per month in 2013 and the affiliate loan balance will be capped at $300,000 on January 25, 2014, and thereafter. As of September 28, 2013, our outstanding affiliate loan balance was $549,000 compared with the covenant of the same amount.

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

On September 27, 2013, we executed the fourth amendment to the Credit Agreement. The material amended terms under the Credit Agreement are as follows:

•
The affiliate loan balance will held at $469,100 until January 24, 2014, and starting in January 2014 and each month thereafter, the affiliate loan balance must be reduced by $14,000 per month until December 31, 2014. The affiliate loan balance will be capped at $300,000 on December 31, 2014, and thereafter.

•
We will be eligible to borrow under 1-, 2- or 3-month PNC LIBOR Rate loans on November 1, 2013 if combination of ARCA and AAP receives at least $300,000 in cash related to selling carbon offsets. On October 9, 2013, the combination of ARCA and AAP received $516,000 in cash related to selling carbon offsets.

On January 24, 2011, we entered into a $2.55 million Term Loan (“Term Loan”) with PNC Bank to refinance the mortgage on our California facility.  The Term Loan is payable as follows, subject to acceleration upon the occurrence of an event of default or termination of the Revolving Credit Agreement: 119 consecutive monthly principal payments of $21,000 plus interest commencing on February 1, 2011, and continuing on the first day of each month thereafter followed by a 120th payment of all unpaid principal, interest and fees on February 1, 2021. If the Revolving Credit Agreement is not renewed, a balloon payment of $1.28 million in principal plus interest and additional fees will be due on January 24, 2016. The Term Loan is collateralized with our California facility located in Compton, California. The interest rate is PNC Base Rate plus 3.25%. If certain interest rate reduction conditions are met starting January 31, 2014, the rate will change to PNC Base Rate plus 2.25%, or 1-, 2- or 3-month PNC LIBOR Rate plus 3.25%.  As of September 28, 2013, and December 29, 2012, the interest rate was 6.50% and 5.50%, respectively.

On March 10, 2011, ARCA Advanced Processing, LLC entered into three separate commercial term loans (“AAP Term Loans”) with Susquehanna Bank, pursuant to the guidelines of the U.S. Small Business Administration 7(a) Loan Program.  The total amount of the AAP Term Loans is $4.75 million, split into three separate loans for $2.1 million, $1.4 million and $1.25 million.  The AAP Term Loans mature in ten years and bear an interest rate of Prime plus 2.75%.  As of September 28, 2013, and December 29, 2012, the interest rate was 6.00%.  Borrowings under the AAP Term Loans are secured by substantially all of the assets of AAP along with liens on the business assets and certain personal assets of the owners of 4301 Operations, LLC. We are a guarantor of the AAP Term Loans along with 4301 Operations, LLC and its owners.

The following table summarizes our borrowings as of September 28, 2013, and December 29, 2012 (in millions):

	September 28, 2013	December 29, 2012
Line of credit	$6.8	$10.6
PNC Bank Term Loan	1.8	2.0
Susquehanna Bank Term Loans (1)	3.9	4.2
Other financing obligations and loans (1)	1.0	0.9
Capital leases and other financing obligations	0.2	0.2
	13.7	17.9
Less: current portion of debt	8.0	11.5
	$5.7	$6.4

(1) Represents notes from consolidating AAP.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Impact of Inflation

Interest Rate Risk.  We do not believe there is any significant risk related to interest rate fluctuations on our long-term fixed-rate debt.  There is interest rate risk on the line of credit, PNC Term Loan and Susquehanna Bank Term Loans, since our interest rate floats.  The outstanding balance on our floating rate loans as of September 28, 2013, was approximately $12.5 million.  Based on average floating rate borrowings of $14.7 million, a hypothetical 100 basis point change in the applicable interest rate would have caused our interest expense to change for the three and nine months ended September 28, 2013, by approximately $37,000 and $109,000, respectively.

Foreign Currency Exchange Rate Risk.  We currently generate revenues in Canada.  The reporting currency for our consolidated financial statements is U.S. dollars.  It is not possible to determine the exact impact of foreign currency exchange rate changes; however, the effect on reported revenue and net earnings can be estimated.  We estimate that the U.S. dollar against the Canadian dollar had an immaterial impact on the revenues and net income for the three and nine months ended September 28, 2013.  We do not currently hedge foreign currency fluctuations and do not intend to do so for the foreseeable future.

We do not hold any derivative financial instruments nor do we hold any securities for trading or speculative purposes.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at September 28, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at September 28, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the third quarter of fiscal 2013, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In 2007, we entered into an agreement with AMTIM Capital, Inc. (“AMTIM”) to act as our representative to market our recycling services in Canada under an arrangement that pays AMTIM for revenues generated by recycling services in Canada as set forth in the agreement between the parties.  A dispute has arisen between AMTIM and us with respect to the calculation of amounts due to AMTIM pursuant to the agreement.  AMTIM claims a discrepancy in the calculation of fees due to AMTIM by us of more than $600,000 as of mid-2010.  We commenced an action in the U.S. District Court for a determination of the parties’ rights under the agreement.  AMTIM started its own action in Ontario, Canada, against us for amounts it claims are due pursuant to the agreement.  We moved the Canadian court for a stay of that action pending the U.S. action.  AMTIM requested the U.S. District Court to stay the U.S. action pending resolution of the Canadian court action.  AMTIM’s motion was denied by the U.S. District Court and as a result we obtained a default judgment against AMTIM approving the manner in which we have historically calculated fees due to AMTIM.  Shortly thereafter, the Canadian court dismissed our motion to stay the Canadian action.  We thereafter sought dismissal of the Canadian action for lack of jurisdiction of the Canadian courts.  That motion was denied by the Canadian court.  We appealed that denial and the Canadian appellate court upheld the denial indicating that the Company’s position may support a dismissal ruling on other grounds.  We moved for dismissal on such other grounds and the Canadian lower court denied that motion.  The Company has, similarly, appealed that decision to the Canadian appellate court.  No decision has yet been rendered.  Although the outcome is uncertain, we believe the possibility of a material loss is remote.

We are party from time to time to other ordinary course disputes that we do not believe to be material.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.            Defaults Upon Senior Securities

None.

Item 5.            Other Information

None.

Item 6.            Exhibits

Exhibit Number	Description
10.1‡	Amendment No. 3, dated July 1, 2013, to Appliance Sales and Recycling Agreement dated October 21, 2009, between General Electric Company and the Company.

10.2+	Employment agreement dated July 22, 2013, between Mark Eisenschenk and the Company.

10.3+	Amendment No. 4, dated September 27, 2013, to Revolving Credit, Term Loan and Security Agreement dated January 24, 2011, between PNC Bank, National Association and the Company.

31.1+	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following materials from our Quarterly Report on Form 10-Q for the three- and nine-month periods ended September 28, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Statements of Cash Flows, (iv) the Notes to Consolidated Financial Statements, and (v) document and entity information.

+               Filed herewith.

†                Furnished herewith.

‡	Filed herewith confidential treatment has been requested and portions of the exhibit have been omitted.

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

Dated:	November 7, 2013	Appliance Recycling Centers of America, Inc.
(Registrant)

		By:	/s/ Edward R. Cameron
Edward R. Cameron
President and Chief Executive Officer

		By:	/s/ Jeffrey A. Cammerrer
Jeffrey A. Cammerrer
Chief Financial Officer