Form 10-K
period 2013-12-28
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2014-03-14
CIK 862861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the fiscal year ended December 28, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of $2.58 per share, as of June 29, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) was $12.2 million.
 As of March 10, 2014, there were outstanding 5,580,927 shares of the registrant’s Common Stock, without par value.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders to be held on May 8, 2014, are incorporated by reference into Part III hereof.

PART I

ITEM 1.	BUSINESS

General

Appliance Recycling Centers of America, Inc. and Subsidiaries (“we,” the “Company” or “ARCA”) are in the business of selling and recycling major household appliances in North America. We sell new major household appliances in the United States though our chain of eighteen Company-owned retail stores operating under the name ApplianceSmart®. We also provide turnkey appliance recycling and replacement services for utilities and other sponsors of energy efficiency programs through our subsidiaries ARCA Recycling, Inc. and ARCA Canada Inc.  In addition, we have a 50% interest in a joint venture, ARCA Advanced Processing, LLC (“AAP”), which recycles appliances generated from twelve states in the Northeast and Mid-Atlantic regions of the United States principally for General Electric Company (“GE”) acting through its GE Appliances business component.

As a leading retailer and recycler of major household appliances, we generate revenues from:

1.	Retail sales of appliances at our ApplianceSmart stores.

2.	Fees charged for collecting and recycling appliances for utilities and other sponsors of energy efficiency programs.

3.	Fees charged for recycling and replacing old appliances with new ENERGY STAR® appliances for energy efficiency programs sponsored by electric and gas utilities.

4.	Selling byproduct materials, such as metals, from appliances that we recycle, including appliances processed at our joint venture, AAP, and collected through our ApplianceSmart stores.

5.	Sale of carbon offsets created by the destruction of ozone-depleting refrigerants acquired through various recycling programs.

We were incorporated in Minnesota in 1983, although through our predecessors we began our appliance retail and recycling business in 1976.  Our principal office is located at 7400 Excelsior Boulevard, Minneapolis, Minnesota, 55426-4517.  References herein to our Company include our operating subsidiaries.  (See “Exhibits.”)

Industry Background

In the United States, more than 850 million major household appliances are currently in use.  These appliances include:

Refrigerators	Clothes washers
Freezers	Clothes dryers
Ranges/ovens	Room air conditioners
Dishwashers	Dehumidifiers
Microwave ovens	Humidifiers

Improper disposal of old appliances threatens air, ground and water resources because many types of major appliances contain substances that can damage the environment.  These harmful materials include:

1.
Polychlorinated biphenyls (“PCBs”), which have toxic effects on humans and animals.  Although the U.S. Environmental Protection Agency (“EPA”) banned production of PCBs in 1979, it allowed manufacturers to use their remaining inventories of PCB-containing components.  Consequently, some old room air conditioners and microwave ovens have capacitors that contain PCBs, which can contaminate groundwater when released.

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

4.	CFCs having a very high ozone-depletion potential that may also be used as blowing agents in the polyurethane foam insulation of refrigerators and freezers.

5.	Other materials, such as oil, that are harmful when released into the environment.

The U.S. federal government requires the recovery of CFC refrigerants upon appliance disposal and also regulates the management of hazardous materials found in appliances.  Most state and local governments have also enacted laws affecting how their residents dispose of unwanted appliances.  For example, many areas restrict landfills and scrap metal processors from accepting appliances unless the units have been processed to remove environmentally harmful materials.  As a result, old appliances usually cannot be discarded directly through ordinary solid waste systems.

In addition to these solid waste management and environmental issues, energy conservation is another compelling reason for proper disposal of old appliances.  Refrigerators manufactured today consume about one-third as much electricity as those manufactured 30 years ago and about half as much as the typical unit manufactured before 1993.  In 2011, the U.S. Department of Energy issued updated efficiency standards for refrigerators that will take effect in September 2014; refrigerators manufactured under the new standards will use one-fifth as much electricity as units manufactured in the mid-1970s.

Additionally, the use of second refrigerators has grown steadily in the past two decades, leading to an increase in household energy consumption. Every year, approximately 10 percent of households purchasing new refrigerators keep their old units, increasing the base of second units by 800,000 to 1 million units annually.  More than 25 percent of all U.S. households currently have a second refrigerator, according to the U.S. Department of Energy, and those 30 million extra refrigerators are using 25 million megawatt hours of power a year.

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

Company Background

We started our business in 1976 as a used appliance retailer that reconditioned old appliances to sell in our stores.  Under contracts with national and regional retailers of new appliances, such as Sears and Montgomery Ward, we collected the replaced appliance from the retailer's customer’s residence when one of their stores delivered a new appliance in the Minneapolis/St. Paul, Miami or Atlanta market.  Any old appliances that we could not sell in our stores were sold to scrap metal processors.

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
We currently have contracts to recycle, or to replace and recycle, appliances for approximately 150 utilities across North America.

In the past several years, we have seen continued interest from sponsors of energy efficiency initiatives that recognize the effectiveness of recycling and replacing energy inefficient appliances.  We are aggressively pursuing electric and gas utilities, public housing authorities and energy efficiency management companies going forward and expect that we will continue to submit proposals for various new appliance recycling and replacement programs accordingly.  However, for a variety of reasons, we still have a limited ability to project revenues from utility programs.  We cannot predict recycling volumes or if we will be successful in obtaining new contracts in 2014.

ApplianceSmart

As of March 2014, ApplianceSmart was operating eighteen stores: six in the Minneapolis/St. Paul market; one in Rochester, Minn.; one in St. Cloud, Minn.; four in the Columbus, Ohio, market; four in the Atlanta market; and two in the San Antonio, Texas, market.  We are a major household appliance retailer with two main channels: new, innovative appliances, and other affordable options such as close-outs, factory overruns, discontinued models and other special-buy appliances, including out-of-carton merchandise.  One example of a special-buy appliance involves manufacturer redesign, in which a current model is updated to include a few new features and is then assigned a new model number.  Because the major manufacturers—primarily Whirlpool, General Electric and Electrolux—ship only the latest models to retailers, a large quantity of the older models remain in the manufacturers inventories.  Special-buy appliances typically are not integrated into the manufacturers’ normal distribution channels and require a different method of management, which we provide.

For many years, manufacturers relied on small appliance dealers to buy this specialty product to sell in their stores.  However, today small retailers are struggling to compete with large appliance chains as the ten largest retailers of major appliances account for nearly 85 percent of the sales volume.  At the same time, expansion of big-box retailers that sell appliances has created an increase in the number of special-buy units, further straining the traditional outlet system for these appliances.  Because these special-buy appliances have value, manufacturers and retailers need an efficient management system to recover their worth.

Manufacturer Supply

We have entered into contracts for purchasing new appliances that we sell at our ApplianceSmart stores or provide for utility appliance replacement programs.  These contracts, which have been extended through 2014, are with the following five major manufacturers:

1.	Bosch

2.	Electrolux

3.	General Electric

4.	Samsung

5.	Whirlpool

There are no guarantees on the number of units any of the manufacturers will sell us; however, we believe purchases from these five manufacturers will provide an adequate supply of high-quality appliances for our ApplianceSmart stores and our appliance replacement programs.

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

Subsidiaries

ApplianceSmart, Inc., a Minnesota corporation, is a wholly owned subsidiary formed through a corporate reorganization in July 2011 to hold our business of selling new major household appliances through a chain of Company-owned retail stores.  ARCA Canada Inc., a Canadian corporation, is a wholly owned subsidiary formed in September 2006 to provide turnkey recycling services for electric utility energy efficiency programs.  ARCA Recycling, Inc., a California corporation, is a wholly owned subsidiary formed in November 1991 to provide turnkey recycling and appliance replacement services for energy efficiency programs.

ARCA Advanced Processing, LLC, a Minnesota limited liability company, is a variable interest entity that we consolidate in our financial statements.  AAP was formed in October 2009 to operate a regional processing and recycling center and commenced operations on February 8, 2010.

Growth Strategy

We continue to see interest from sponsors of energy efficiency programs across the country that recognize the effectiveness of recycling energy inefficient appliances, and in some cases, replacing these inefficient appliances with new, highly efficient ENERGY STAR® models.  We believe appliance replacement programs will continue to expand, and we are continuing to aggressively pursue this segment of customers in 2014. We expect that we will continue to meet with sponsors of appliance recycling and replacement programs and submit proposals highlighting our comprehensive service options.

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

AAP is continuing to focus on refining and improving our business with GE at our Philadelphia recycling facility in order to position AAP to respond to what we believe will be strong opportunities for expansion in future years with GE and other potential partners.  We completed the installation of the URT materials recovery system during the third quarter of 2011, which has allowed us to grow our revenue stream while improving our margins. Additional improvements at our Philadelphia are being evaluated in 2014 to increase labor efficiencies and further streamline operations.

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

Appliance Manufacturers:  We work with appliance manufacturers, including Bosch, Electrolux, General Electric, Samsung and Whirlpool, to acquire the appliances we sell in our ApplianceSmart stores.  We purchase new, special-buy appliances, such as discontinued models and factory overruns, and sell them at a significant discount to full retail prices.  In addition, our participation in a national buying cooperative enables us to purchase the latest models of new appliances to fill out our mix of product.

Although we believe our current sources for appliances are adequate to supply our retail stores and allow us to grow our sales, we face the risk that one or more of these sources could be lost.

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

Our contracts with utility customers prohibit us from repairing and selling appliances or appliance parts we receive through their programs.  Because the intent of these programs is to conserve electricity, we have instituted tracking and auditing procedures to assure our customers that those appliances do not return to use.

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

We are aggressively pursuing additional utility customers, but have a limited ability to project revenues from new utility programs in 2014 and thereafter.  We cannot predict recycling or replacement volumes or if we will be successful in obtaining new contracts.

Principal Products and Services

We generate revenues from three sources: retail, recycling and byproduct, including carbon offsets.  Retail revenues are generated through the sale of appliances at our ApplianceSmart stores.  Recycling revenues are generated by charging fees for collecting and recycling appliances for utilities and other sponsors of energy efficiency programs and through the sale of new ENERGY STAR® appliances to utility companies for installation in the homes of a specific segment of their customers.  Byproduct revenues are generated by selling scrap materials, such as metal and plastics, from appliances we collect and recycle, including those from our ApplianceSmart stores and those processed at AAP.  Carbon offset revenues are created by the destruction of ozone-depleting refrigerants acquired through various recycling programs, from our ApplianceSmart stores and through processing of refrigerators and freezers at AAP.

The table below reflects the percentage of total revenues from each source for the past two fiscal years.  See also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2013	2012
Retail	53.1%	62.4%
Recycling	32.7	22.1
Byproduct, including carbon offsets	14.2	15.5
	100.0%	100.0%

During fiscal years 2013 and 2012, we operated two reportable segments: retail and recycling.  The retail segment is comprised of sales generated through our ApplianceSmart stores.  Our recycling segment includes all fees charged for collecting, recycling and installing appliances for utilities and other customers and includes byproduct revenue, which is generated primarily through the recycling of appliances.  In 2013 and 2012, we consolidated AAP in our financial statements.  Sales generated by AAP are included in byproduct revenues in our recycling segment.  Financial information about our segments is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 13 of “Notes to Consolidated Financial Statements.”

Sales and Marketing

We use a variety of methods to promote awareness of our products and services.  We believe that we are recognized as a leader in the recycling industry and in special-buy appliance retailing.

Our ApplianceSmart concept includes establishing large showrooms in metropolitan locations where we offer consumers a selection of hundreds of appliances at each of our stores.  Our visual branding consists of ample display of product, manufacturers’ signage and custom-designed ApplianceSmart materials.  We advertise our stores through television, radio, print media, social media and direct mail.  Through www.ApplianceSmart.com, consumers can also search our inventory and purchase appliances online.

We market our appliance recycling and replacement services to utility companies and other sponsors of energy efficiency programs by contacting prospective end users customers directly, delivering educational presentations at conferences for energy efficiency professionals, participating in utility industry trade shows, networking with key affiliates of electric power and environmental associations, and promoting our corporate website at www.ARCAInc.com.  We submit sales proposals for our services to interested parties and in response to requests for bid.

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

Many factors, including obtaining adequate resources to create and support the infrastructure required to operate large-scale appliance recycling and replacement programs, affect competition in the industry.  We generally compete for contracts with several other national appliance recycling businesses, energy services management companies and new-appliance retailers.  We also compete with small hauling or recycling companies based in the program’s service territory.  Many of these companies, including used-appliance dealers that call themselves “appliance recyclers,” resell in the secondary market a percentage of the used appliances they accept for recycling.  The unsalable units may not be properly processed to remove environmentally harmful materials because these companies do not have the capability to offer the full range of services we provide.

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

Each of our recycling facilities maintains the appropriate registrations, permits and licenses for operating at its location.  We register our recycling centers as hazardous waste generators with the EPA and obtain all appropriate regional and local licenses for managing hazardous wastes.  Licensed hazardous waste companies transport and recycle or dispose of the hazardous materials we generate.  Our collection vehicles and our transportation employees are required to comply with all U.S. Department of Transportation (“DOT”) licensing requirements.

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

In 2009, our President and Chief Executive Officer, Edward R. (Jack) Cameron, was selected to represent the appliance recycling industry in the Climate Action Reserve’s 23-member workgroup that was tasked with developing the U.S. Ozone-Depleting Substances Project Protocol for the Destruction of Domestic High Global Warming Potential Ozone-Depleting Substances.  The Climate Action Reserve is a national offsets program working to ensure integrity, transparency and financial value in the U.S. carbon market.  The protocol was issued on February 3, 2010, and provides guidance to account for, report and verify greenhouse gas emission reductions associated with destruction of high global warming potential ozone-depleting substances that would have otherwise been released to the atmosphere, including those used in both foam and refrigerant applications.

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

Employees

At March 1, 2014 we had 329 full-time employees and 11 part-time employees, distributed approximately as follows:

1.	33% of our employees, including management, provide customer service, appliance collection, transportation and processing services at our recycling centers.

2.	61% of our employees, including management, work in our retail stores.

3.	6% of our employees are corporate management and support staff.

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

Most of our revenues are derived from retail sales of appliances at our ApplianceSmart stores.  We currently operate eighteen ApplianceSmart stores.  While we believe that our future economic results will be heavily dependent on the performance of our retail stores, we are continuing to see interest in recycling and replacement programs and are pursuing opportunities with providers of energy efficiency services.  In fiscal years 2013 and 2012, approximately 53% and 62%, respectively, of our revenues were from retail sales.  We believe that recycling and byproduct revenues have the potential to grow faster than retail revenues as we continue to add new recycling contracts and as a result of the impact of our recycling agreement with GE.

We currently purchase product for resale from a limited number of suppliers.

We purchase the majority of our inventory for resale from five main suppliers.  While we believe that our relationships with our vendors are strong, the loss of one of these suppliers could have a negative impact on the amount and mix of product that we would be able to offer for sale, which could adversely affect our revenues and profitability.

Our revenues from recycling and appliance replacement contracts are very difficult to project and the loss or modification of major recycling and appliance replacement contracts could adversely impact our profits.

Our business is dependent largely upon our ability to obtain new contracts and continue existing contracts for appliance recycling services and appliance replacement programs with utility companies and other sponsors of energy efficiency programs.  Contracts with these entities generally have initial terms of one to three years, with renewal options and early termination clauses.  However, some contracts are for programs that are non-recurring.  Although we continue to respond to utility companies and other sponsors of energy efficiency programs requesting bids for upcoming recycling services, we are still dependent on certain customers for a large portion of our revenues. Our major utility customers accounted for approximately 23% and 9% of our total revenues for 2013 and 2012, respectively.  The loss or material reduction of business from any of these major customers could adversely affect our revenues and profitability.  While we believe we will continue to add new recycling and appliance replacement contracts in 2014 and beyond, we cannot assure you our existing contracts will continue, existing customers will continue to use our services at current levels or we will be successful in obtaining new recycling and replacement contracts going forward.

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

The joint venture we formed does not have a long operating history upon which it can be evaluated.

We have formed a 50/50 joint venture, ARCA Advanced Processing, LLC, to operate the initial Regional Processing Center (RPC)under our contract with GE.  AAP was formed in October 2009 and commenced operations in February 2010.  AAP generated net income of $0.6 million in 2013, and incurred a net loss of $1.2 million in 2012, which included a goodwill impairment charge of $1.1 million.  AAP is subject to all of the risks associated with a new business, including the potential for unanticipated expenses, difficulties and delays frequently encountered in connection with the start-up of new equipment and the competitive environment in which AAP operates.  There is no assurance that AAP will be able to sustain profitable operations.  Each additional RPC that may be established in the future will also be subject to the risks associated with a new venture.

AAP’s financial performance is dependent on market prices for recovered materials.

AAP’s revenues are driven by the market prices for various recovered materials, which include steel, copper, aluminum, other non-ferrous metals, glass, plastic, oil, and certain types of refrigerants.  Market prices for such materials may vary significantly.  If market prices for such materials are less than projected, AAP may be unable to achieve profitable operations.

The volume of appliances under the contract with GE is not guaranteed, although we receive all of their recyclable appliances generated from twelve states in the Northeast and Mid-Atlantic regions of the United States.  The contract with GE is terminable on 60-day notice if a material breach occurs and is not cured.

The operations of AAP and the initial RPC are materially dependent on the volume of appliances from GE.  However, GE has not guaranteed any specific volume of appliances under the contract.  Also, the RPC needs volume in addition to the volume from GE to operate successfully.  The contract with GE is for a period of six years from the first date of collection, which was March 31, 2010, of recyclable appliances from GE’s Northeast and Mid-Atlantic delivery areas, but may be terminated earlier by either party if the other party is in material breach of the contract and does not cure the breach within sixty (60) days after receiving written notice from the other party.

We may need new capital to fully execute our growth strategy.

Our business involves providing comprehensive, integrated appliance recycling services and operating a chain of retail stores.  This commitment will require a significant continuing investment in capital equipment and leasehold improvements and could require additional investment in real estate.

Our total capital requirements will depend on, among the other things discussed in this annual report, the number of recycling centers and the number and size of retail stores operating during 2014.  Currently, we have eighteen retail stores and eleven recycling centers, including AAP, in operation.  If our revenues are lower than anticipated, our expenses are higher than anticipated or our line of credit cannot be maintained, we will require additional capital to finance our operations or AAP’s operation.  Even if we are able to maintain our line of credit, we may need additional equity or other capital in the future.  Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (including the issuance of Preferred Stock) or other securities.  We cannot assure you that any additional sources of financing or new capital will be available to us, available on acceptable terms, or permitted by the terms of our current debt.  In addition, if we sell additional equity to raise funds, all outstanding shares of Common Stock will be diluted.

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

On January 24, 2011, we entered into a Revolving Credit, Term Loan and Security Agreement, as amended, (“Revolving Credit Agreement”) with PNC Bank, National Association (“PNC”) that provides us with a $15.0 million revolving line of credit.  The Revolving Credit Agreement had a stated maturity date of January 24, 2016, if not renewed.  The Revolving Credit Agreement includes a lockbox agreement and a subjective acceleration clause and, as a result, we have classified the revolving line of credit as a current liability.  The Revolving Credit Agreement is collateralized by a security interest in substantially all of our assets, and PNC is also secured by an inventory repurchase agreement with Whirlpool Corporation for Whirlpool purchases only.  We also issued a $750,000 letter of credit in favor of Whirlpool Corporation.  The Revolving Credit Agreement requires, starting with the fiscal quarter ending March 30, 2014, and continuing at the end of each quarter thereafter, that we meet a minimum fixed charge coverage ratio of 1.1 to 1.0, measured on a trailing twelve-month basis.  The Revolving Credit Agreement limits investments we can purchase, the amount of other debt and leases we can incur, the amount of loans we can issue to our affiliates and the amount we can spend on fixed assets along, with prohibiting the payment of dividends. As of December 28, 2013, we were in compliance with all the covenants of the Revolving Credit Agreement. As of December 29, 2012, we were not in compliance with all the covenants of the Revolving Credit Agreement and received a notice of default from PNC. On March 14, 2013, we received a waiver of the events of default from PNC.

We may not be able to operate successfully if we lose key personnel, are unable to hire qualified personnel or experience turnover of our management team.

We believe our operations are materially dependent upon the continued services of our present management.  The loss of services of one or more members of present management, including Edward R. (Jack) Cameron, our founder, Chairman of the Board and CEO, could adversely affect our business.  We maintain key person life insurance on Mr. Cameron in the amount of $1.0 million. We entered into an employment contract with Mark Eisenschenk, our Chief Operating Officer and President of ARCA Recycling, Inc., on July 22, 2013 for an initial term of three years.

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

Currently, Edward R. (Jack) Cameron, Chairman and Chief Executive Officer, beneficially owns approximately 8.6% of our Common Stock.  As of March 10, 2014, our officers and directors together beneficially hold approximately 19.4% of our Common Stock.  Medallion Capital, Inc. owns approximately 8.8% of our outstanding common shares.  Perkins Capital Management, Inc. owns approximately 15.3% of our outstanding common shares.  Because of such ownership, our management and principal shareholders may be able to significantly affect our corporate decisions, including the election of the Board of Directors.

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

We currently operate eighteen retail stores in the following locations:

Market	Opening Date	Retail Space (Sq. Ft.)	Additional Information
Minnesota	June 1998	33,000
	January 2001	24,000
	October 2001	49,000
	February 2003	33,000
	December 2004	30,000	(Also has 29,000 square feet of warehouse space)
	December 2008	31,000
	November 2011	24,000
	August 2012	28,000
Ohio	June 1997	20,000
	May 2001	32,000
	March 2002	30,000
	December 2007	30,000
Georgia	November 2004	30,000	(Also has 58,000 square feet of production/warehouse space)
	December 2006	46,000
	December 2008	33,000
	November 2009	28,000
Texas	October 2005	37,000	(Includes production/recycling space)
	September 2008	30,000

We lease all of our retail store facilities.  We generally attempt to negotiate lease terms of five to ten years that include options to renew for our retail stores.

We operate eleven processing and recycling centers.  One is located in the facility that we own in California.  Nine are leased facilities operated by us in Dartmouth, Nova Scotia; Oakville, Ontario; St. Louis Park, Minnesota; San Antonio, Texas; Springfield, Illinois; Commerce City, Colorado; Kent, Washington; Morrisville, North Carolina; and Louisville, Kentucky.  Our recycling centers typically range in size from 6,000 to 42,000 square feet.  We are also operating a processing and recycling center located in Philadelphia, Pennsylvania, through a joint venture agreement.  The joint venture, ARCA Advanced Processing, LLC, leases a 97,000-square-foot facility.

We currently believe that all of the facilities we occupy are adequate for our future needs.

ITEM 3.	LEGAL PROCEEDINGS

In December 2012, we ceased operations at our Conyers, Georgia, facility and abandoned the leased property.  The landlord subsequently made a claim of approximately $500,000 against us based upon lease termination negotiations that had been progressing between the parties but ended.  The landlord filed a claim for breach of settlement in the Superior Court of Fulton County, Georgia. The case settled in January 2014 and the Company agreed to keep the terms confidential.

In February 2012, various individuals commenced a class action lawsuit against Whirlpool Corporation (“Whirlpool”) and various distributors of Whirlpool products, including Sears, The Home Depot, Lowe’s and us, alleging certain appliances sold by Whirlpool through its distribution chain, which includes us, were improperly designated with the ENERGY STAR® qualification rating established by the U.S. Department of Energy and the Environmental Protection Agency.  The claims against us include breach of warranty claims, as well as various state consumer protection claims.  The amount of the claim is, as yet, undetermined.  Whirlpool has offered to fully indemnify and defend its distributors in this lawsuit, including us, and has engaged legal counsel to defend itself and the distributors.  We are monitoring Whirlpool’s defense of the claims and believe the possibility of a material loss is remote.

In 2007, we entered into an agreement with AMTIM Capital, Inc. (“AMTIM”) to act as our representative to market our recycling services in Canada under an arrangement that pays AMTIM for revenues generated by recycling services in Canada as set forth in the agreement between the parties.  A dispute has arisen between AMTIM and us with respect to the calculation of amounts due to AMTIM pursuant to the agreement.  AMTIM claims a discrepancy in the calculation of fees due to AMTIM by us of more than $600,000 as of mid-2010.  We commenced an action in the U.S. District Court for a determination of the parties’ rights under the agreement.  AMTIM started its own action in Ontario, Canada, against us for amounts it claims are due pursuant to the agreement.  We moved the Canadian court for a stay of that action pending the U.S. action.  AMTIM requested the U.S. District Court to stay the U.S. action pending resolution of the Canadian court action.  AMTIM’s motion was denied by the U.S. District Court and as a result, we obtained a default judgment against AMTIM approving the manner in which we have historically calculated fees due to AMTIM.  Shortly thereafter, the Canadian court dismissed our motion to stay the Canadian action.  We thereafter sought dismissal of the Canadian action for lack of jurisdiction of the Canadian courts.  That motion was denied by the Canadian court.  We appealed that denial and the Canadian appellate court upheld the denial indicating that the Company’s position may support a dismissal ruling on other grounds.  We moved for dismissal on such other grounds and the Canadian lower court denied that motion.  The Company, thereafter, appealed that decision to the Ontario appellate court.  The appellate court denied the Company’s appeal, allowing the case to go forward to trial.  The Company is currently evaluating its options to request review of the appellate court decision by the Supreme Court of Canada.  Although the outcome is uncertain, we believe the possibility of a material loss is remote.

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

	High	Low
2013
First Quarter	$1.60	$1.20
Second Quarter	2.63	1.35
Third Quarter	3.04	2.30
Fourth Quarter	3.63	2.86

2012
First Quarter	$6.25	$4.34
Second Quarter	4.69	3.80
Third Quarter	4.39	3.20
Fourth Quarter	3.34	1.15

On March 10, 2014, the last reported sale price of our Common Stock on the NASDAQ Capital Market was $2.95 per share.  As of March 10, 2014, there were approximately 1,600 beneficial holders of our Common Stock.

We have not paid dividends on our Common Stock and do not presently plan to pay dividends on our Common Stock for the foreseeable future.  Our credit agreement prohibits payment of dividends.

Information concerning securities authorized for issuance under equity compensation plans is included in Part III, Item 12 of this report.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial information set forth below has been derived from our consolidated financial statements and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal years of 2013 and 2012 and “Item 8. Financial Statements and Supplementary Data.”  All data are in thousands except per common share data.

Fiscal Years	2013	2012	2011 (a)	2010 (a)	2009 (a)

Statements of Operations:
Total revenues	$129,061	$114,235	$126,669	$108,162	$101,269
Gross profit	$33,874	$29,320	$36,735	$32,899	$28,377
Operating income (loss)	$4,579	$(3,222)	$7,244	$3,069	$(2,161)
Net income (loss) attributable to controlling interest	$3,318	$(3,852)	$4,461	$2,009	$(3,338)
Basic income (loss) per common share	$0.60	$(0.69)	$0.81	$0.38	$(0.73)
Diluted income (loss) per common share	$0.58	$(0.69)	$0.77	$0.37	$(0.73)
Basic weighted average number of common shares outstanding	5,562	5,551	5,497	5,267	4,578
Diluted weighted average number of common shares outstanding	5,742	5,551	5,821	5,491	4,578

Balance Sheet:
Working capital	$10,629	$7,631	$11,445	$1,331	$3,719
Total assets	$44,979	$41,804	$46,809	$39,864	$31,450
Long-term liabilities	$6,539	$7,643	$8,979	$3,841	$4,481
Shareholders’ equity	$15,051	$11,638	$15,180	$10,208	$5,643
Total equity	$16,962	$13,234	$17,380	$12,147	$5,643

(a)	The financial information for fiscal years 2011, 2010 and 2009 has been derived from our audited consolidated financial statements, which are not contained in this filing.

Selected Quarterly Financial Data

The following table sets forth certain unaudited quarterly financial data for the eight quarters ended December 28, 2013.  In our opinion, the unaudited information set forth below has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth herein.  The operating results for any quarter are not indicative of results for any future period.  All data is in thousands except per common share data.

	Fiscal 2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenues	$30,424	$32,273	$33,538	$32,826
Gross profit	$7,910	$8,495	$9,093	$8,376
Operating income	$425	$1,200	$1,802	$1,152
Net income	$129	$726	$1,262	$1,516
Net income attributable to controlling interest	$184	$768	$1,134	$1,232
Basic income per common share	$0.03	$0.14	$0.20	$0.22
Diluted income per common share	$0.03	$0.13	$0.20	$0.21
Basic weighted average number of common shares outstanding	5,556	5,556	5,564	5,571
Diluted weighted average number of common shares outstanding	5,678	5,709	5,777	5,832

	Fiscal 2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenues	$29,444	$29,543	$28,728	$26,520
Gross profit	$7,944	$7,937	$7,094	$6,345
Operating income (loss)	$84	$(193)	$(734)	$(2,379)
Net loss	$(77)	$(551)	$(1,159)	$(2,669)
Net income attributable to controlling interest	$(66)	$(641)	$(1,082)	$(2,063)
Basic loss per common share	$(0.01)	$(0.12)	$(0.19)	$(0.37)
Diluted loss per common share	$(0.01)	$(0.12)	$(0.19)	$(0.37)
Basic weighted average number of common shares outstanding	5,537	5,555	5,556	5,556
Diluted weighted average number of common shares outstanding	5,537	5,555	5,556	5,556

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We operate two reportable segments: recycling and retail.  Our recycling segment includes all income generated from collecting, recycling and installing appliances for utilities and other customers and includes a significant portion of our byproduct revenue, which is primarily generated through the recycling of appliances.  Our recycling segment also includes all income generated from our agreement with General Electric (“GE”) acting through its GE Appliances business component.  GE sells its recyclable appliances in certain regions of the United States to us and we collect, process and recycle the appliances.  These appliances include units manufactured by GE as well as by other manufacturers.  The agreement requires that we will only recycle, and will not sell for re-use or resale, the recyclable appliances purchased from GE.  We have established Regional Processing Centers (“RPCs”) in Philadelphia and Louisville to support our agreement with GE.  The RPC in Philadelphia is operated by ARCA Advanced Processing, LLC (“AAP”) through a joint venture agreement between ARCA and 4301 Operations, LLC (“4301”). Our retail segment is comprised of income generated from the sale of appliances through ApplianceSmart® stores and includes a small portion of our byproduct revenues from collected appliances.

Our business components are uniquely positioned in the industry to work together to provide a full array of appliance-related services.  ApplianceSmart operates eighteen company-owned stores, sells new appliances directly to consumers and provides affordable ENERGY STAR® options for energy efficiency appliance replacement programs.  Our eleven RPCs process appliances at end of life to remove environmentally damaging substances and produce byproducts for sale in North America.  AAP employs advanced technology to refine traditional appliance recycling techniques to achieve optimal revenue-generating and environmental benefits. We are also the exclusive North American distributor for UNTHA Recycling Technology (“URT”), one of the world’s leading manufacturers of technologically advanced refrigerator recycling systems and recycling facilities for electrical household appliances and electronic scrap.

We believe the GE contract and AAP model are the future of appliance recycling and expect to open similar centers throughout the United States.  We cannot predict when these centers may open or if the appropriate volumes can be obtained to support the AAP model at future locations.

Revenues and earnings in our recycling segment are impacted by seasonal variances, with the second and third quarters generally having higher levels of revenues and earnings.  This seasonality is due primarily to our utility customers supporting more marketing and advertising during the spring and summer months.  Our customers tend to promote the recycling programs more aggressively during the warmer months because they believe more people want to clean up their garages and basements during that time of the year.  However, the addition of the GE agreement and some customers shifting to marketing their appliance recycling programs year-round has helped to mitigate some seasonality.

Our recycling segment typically operates three types of programs:

1.	Fees charged for collecting and recycling appliances for utilities and other sponsors of energy efficiency programs.

2.	Fees charged for recycling and replacing old appliances with new ENERGY STAR® appliances for energy efficiency programs sponsored by utilities.

3.	Income generated through the processing of recyclable appliances purchased at our RPCs by selling the raw material separated during the recycling process.

Over the last twelve months, recycling-only programs continue to report declining revenues and volumes, while we have experienced growing revenues and volumes from our appliance replacement programs. We believe factors impacting this shift include a declining number of pre-1993 refrigerators eligible for recycling programs and a greater emphasis by utilities on promoting ENERGY STAR® appliances.

Our retail segment is similar to many other retailers in that it is seasonal in nature.  Historically, the fourth quarter is our weakest quarter in terms of both revenues and earnings.  We believe this is primarily because the fourth quarter includes several holidays during which consumers tend to focus less on purchasing major household appliances.

We derive revenues from the sale of carbon offsets created by the destruction of ozone-depleting CFCs captured at our ARCA and AAP regional processing centers. We expect to create carbon offsets and derive revenues in the future through California’s market, but cannot predict the amount or frequency of carbon offset sales. Carbon offset sales are dependent on market conditions, including demand and acceptable market prices.

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

Reporting Period.  We report on a 52- or 53-week fiscal year.  Our 2013 fiscal year (“2013”) ended on December 28, 2013, and included 52 weeks.  Our 2012 fiscal year (“2012”) ended on December 29, 2012, and included 52 weeks.

Results of Operations

The following table sets forth our consolidated financial data as a percentage of total revenues for fiscal years 2013 and 2012:

	2013	2012
Revenues:
Retail	53.1%	62.4%
Recycling	32.7	22.1
Byproduct	14.2	15.5
Total revenues	100.0	100.0
Cost of revenues	73.8	74.3
Gross profit	26.2	25.7
Selling, general and administrative expenses	22.7	27.5
Impairment charge	—	0.9
Operating income (loss)	3.5	(2.7)
Other income (expense):
Interest expense, net	(0.9)	(1.0)
Other income (expense), net	(0.1)	—
Income (loss) before income taxes and noncontrolling interest	2.5	(3.7)
Provision for (benefit of) income taxes	(0.3)	0.1
Net income (loss)	2.8	(3.8)
Net loss (income) attributable to noncontrolling interest	(0.2)	0.5
Net income (loss) attributable to controlling interest	2.6%	(3.3)%

The following table sets forth the key results of operations by segment for fiscal years 2013 and 2012 (dollars in millions):

	2013	2012	% Change
Revenues:
Retail	$69.7	$72.3	(3.7)%
Recycling	59.4	41.9	41.9%
Total revenues	$129.1	$114.2	13.0%
Operating income (loss):
Retail	$(1.1)	$(2.7)	59.8%
Recycling	6.3	(0.2)	2,701.7%
Unallocated corporate costs	(0.6)	(0.3)	(86.6)%
Total operating income (loss)	$4.6	$(3.2)	243.8%

Our total revenues of $129.1 million for 2013 increased $14.9 million, or 13%, from $114.2 million in 2012.  The change in revenues was attributed primarily to the following factors:

Recycling Segment.

•	Appliance replacement program revenues increased by $18.3 million compared with the prior year.

•	Recycling-only program revenues declined $1.4 million compared with the prior year.

•	Byproduct revenues included $0.6 million in carbon offset sales compared with $0.2 million in the prior year.

•	AAP revenues, excluding carbon offsets increased by $0.2 million compared with the prior year.

Retail Segment.

•	Same-store sales declined by $0.2 million compared with the prior year.

•	The full-year impact of one new store only operating for the last five months of 2012 was $1.6 million.

•	The impact of closing three stores that operated during 2012 but not 2013 was $4.0 million. We closed two stores during the fourth quarter of 2012 and one store during the second quarter of 2013.

Recycling segment revenues accounted for 46% of total revenues in 2013 compared with 37% in 2012. Recycling segment revenues and retail segment revenues each include a portion of byproduct revenues.  In both 2013 and 2012, the recycling segment accounted for approximately 94% of byproduct revenues. The increase in replacement program revenues impacted the overall mix of revenues between the recycling and retail segments in 2013 compared with 2012. Future revenues and related earnings from appliance replacement programs are uncertain and may fluctuate significantly from year to year. Factors impacting future appliance replacement program revenues and earnings include the type and scope of energy efficiency programs approved by regulatory agencies, competitive bidding, contract changes, non-renewals and early cancellations.

Our operating income of $4.6 million for 2013 increased $7.8 million, or 244%, compared with an operating loss of $(3.2) million in 2012.  The change in operating income (loss) was attributed to several factors, including:

Recycling Segment.

•	The impact of higher appliance replacement volumes and better pricing for recyclable appliances by AAP resulted in a $4.1 million improvement in gross profit during 2013.

•	A goodwill impairment charge of $1.1 million was recorded in 2012 and not in 2013.

•	Operating expenses in 2013 declined by $0.9 million compared with 2012.

•	Carbon offset revenues in 2013 increased by $0.4 million compared with 2012.

Retail Segment.

•	Operating expenses declined by $1.5 million compared with 2012.

•	Gross profit increased by $0.1 million compared with 2012.

Unallocated corporate costs increased by $0.3 million compared with 2012. In 2013, we modified the estimate used to allocate certain corporate costs, and as a result, approximately $0.6 million of corporate services were not allocated to the retail and recycling segments during fiscal year 2013. The impact of the change in estimate to the retail and recycling segments during 2013 was $0.4 million and $0.2 million, respectively.

Revenues.  Revenues for the fiscal years of 2013 and 2012 were as follows (dollars in millions):

	2013	2012	% Change
Retail	$68.6	$71.2	(3.8)%
Recycling	42.2	25.3	66.9%
Byproduct	18.3	17.7	3.4%
	$129.1	$114.2	13.0%

Retail Revenues.  Our retail revenues of $68.6 million for 2013 decreased $2.7 million, or 3.8%, from $71.2 million in 2012.  The decrease in revenues was due primarily to the impact of closing three stores that were operating in 2012 and was partially offset by the impact of a new store that was not operating for the entire year of 2012. The store closures represented a $4.0 million revenue decline and new store sales represented a $1.6 million revenue increase in 2013 compared with 2012. Same-store appliance revenues from ApplianceSmart stores operating during the entire fiscal years of 2013 and 2012 declined 0.2% compared with 2012.  Our same-store revenues include contract sales, which increased by $2.8 million and typically generate smaller profit margins. We continue to evaluate strategies for addressing our underperforming stores, from right-sizing showroom space to closure.

The table below illustrates our retail revenues by quarter for fiscal years 2013 and 2012 (dollars in millions):

	2013	2012	% Change
Quarter 1	$18.1	$19.7	(8.6)%
Quarter 2	17.8	19.0	(6.1)%
Quarter 3	17.0	17.3	(1.6)%
Quarter 4	15.7	15.2	3.0%
	$68.6	$71.2	(3.8)%

Our stores carry a wide range of innovative and affordable appliances such as close-outs, factory overruns, discontinued models and other special-buy appliances, including out-of-carton merchandise.  All of these appliances are new.

We continue to purchase the majority of our appliances from Whirlpool, GE, Electrolux and Samsung.  We have no minimum purchase requirements with any of these manufacturers.  We believe purchases from these manufacturers will provide an adequate supply of high-quality appliances for our retail stores; however, there is a risk that one or more of these sources could be curtailed or lost.

Recycling Revenues.  Our recycling revenues of $42.2 million for 2013 increased $16.9 million, or 66.9%, from $25.3 million in 2012.  Recycling revenues are comprised of two components: (1) appliance recycling revenues generated by collecting and recycling appliances for utilities and other sponsors of energy efficiency programs and (2) appliance replacement revenues generated by recycling and replacing old appliances with new energy efficient models for programs sponsored by utility companies.  Appliance recycling revenues decreased 10% to $12.2 million in 2013 compared with $13.6 million in 2012, due primarily to lower volumes and price compression within certain contracts.  The number of units driving our appliance recycling revenues declined 5% and the average revenue per unit declined by $5 compared with 2012. Appliance replacement revenues increased 157% to $30.0 million in 2013 compared with $11.7 million in 2012, due primarily to higher volumes and the mix of appliance replacements. Future appliance recycling and appliance replacement revenues are uncertain and may fluctuate significantly from period to period. We aggressively pursue new appliance recycling and replacement contracts along with renewing our current contracts throughout North America but cannot predict if we will be successful in signing new contracts or renewing existing contracts.

The table below illustrates our recycling revenues by quarter for fiscal years 2013 and 2012 (dollars in millions):

	2013	2012	% Change
Quarter 1	$8.3	$5.3	57.6%
Quarter 2	10.3	6.2	66.8%
Quarter 3	11.8	7.0	68.3%
Quarter 4	11.8	6.8	72.4%
	$42.2	$25.3	66.9%

Byproduct Revenues.  Our byproduct revenues of $18.3 million for 2013 increased $0.6 million or 3.4% from $17.7 million in 2012.  The increase in byproduct revenues was primarily the result of the following factors:

•	Revenues related to carbon offset sales increased $0.4 million to $0.6 million in 2013 compared with 2012.

•
Byproduct revenues include all revenues generated by AAP. AAP revenues, excluding $0.4 million in carbon offset sales mentioned above, increased $0.2 million in 2013 to $11.4 million compared with 2012. The increase was due primarily to an 8% increase in recyclable appliances that was partially offset by a 5% decline in average steel scrap prices per gross ton.

We cannot predict byproduct material prices and results can vary significantly from period to period. We expect to generate higher carbon offset revenues in 2014 than 2013, but cannot predict the amount or frequency of carbon offset sales. Carbon offset sales are dependent on market conditions, including demand and acceptable market prices.

The table below illustrates our byproduct revenues by quarter for fiscal years 2013 and 2012 (dollars in millions):

	2013	2012	% Change
Quarter 1	$4.1	$4.4	(8.1)%
Quarter 2	4.2	4.4	(5.0)%
Quarter 3	4.7	4.4	6.3%
Quarter 4	5.3	4.5	20.1%
	$18.3	$17.7	3.4%

Total Gross Profit.  During the first quarter of 2013, we reclassified certain revenues, cost of revenues and sales, general and administrative expenses due to further industry analysis and conformed the 2012 presentation. The reclassification is related primarily to facility costs and certain other costs not directly related to the production of recycled materials within the recycling segment. Our gross profit of $33.9 million in 2013 increased $4.6 million, or 15.5%, compared with $29.3 million in 2012.  Gross profit as a percentage of total revenues increased to 26.2% in 2013 compared with 25.7% in 2012.

Our gross profit for future periods can be affected favorably or unfavorably by numerous factors, including:

1.The mix of retail products we sell.
2.The prices at which we purchase product from the major appliance manufacturers who supply product to us.
3.The prices at which we can purchase recyclable appliances for processing at our RPCs.

4.	The volume of appliances we receive through our recycling contracts.

5.	The volume and price of byproduct materials.

6.	The volume and price of carbon offset sales created by the destruction of ozone-depleting refrigerants.

Retail Segment Gross Profit. Gross profit increased to $18.6 million in 2013 compared with $18.5 million in 2012.  Gross profit as a percentage of related revenues increased to 26.7% in 2013 compared with 25.5% in 2012. The year-over-year increase was due primarily to a shift in sales mix and reversing a noncash inventory charge.  In 2013, our product sales consisted of 67% new (in-the-box) product compared with 71% new (in-the-box) product in 2012.  New (in-the-box) product typically has lower profit margins than special buy (out-of-the-box) product. In 2012, we recorded a $0.6 million noncash inventory charge related to aged inventory. In 2013, we reversed $0.5 million of the noncash inventory charge recorded in 2012 due to selling the aged inventory.

Recycling Segment Gross Profit. Gross profit increased to $15.3 million in 2013 compared with $10.8 million in 2012. Gross profit as a percentage of related revenues was 25.7% in 2013 compared with 25.9% in 2012. The increase in gross profit was driven primarily by the following factors:

•	Increase in appliance replacement volumes, which partially offset a decline in appliance recycling volumes and price compression; the net impact was a gross profit increase of $3.7 million.

•	Increase in carbon offset revenues of $0.4 million.

•	Increase in AAP gross profit of $0.4 million due primarily to lower acquisition costs of recyclable appliances and improved labor efficiency.

Selling, General and Administrative Expenses.  Our selling, general and administrative (“SG&A”) expenses of $29.3 million for 2013 decreased $2.2 million or 6.9% compared with $31.5 million in 2012.  Our SG&A expenses as a percentage of total revenues decreased to 22.7% in 2013 compared with 27.5% in 2012.

Selling expenses decreased $1.7 million to $17.2 million in 2013 compared with $18.9 million in 2012.  The decrease in selling expenses was due primarily to the closing of three ApplianceSmart stores that were operating in 2012. We closed two stores during the fourth quarter of 2012 and one store during the second quarter of 2013. Store occupancy expenses and store operating expenses declined by $0.7 million and $1.0 million, respectively.

General and administrative expenses decreased $0.5 million to $12.1 million in 2013 compared with $12.6 million in 2012.  The decrease in general and administrative expenses was due primarily to lower corporate expenses. During 2013, we completed several restructuring activities, including the elimination of 19 employee positions. The position eliminations generated an annualized savings of $0.8 million. This was partially offset by accruing employee bonuses in 2013 and hiring a Chief Operating Officer and President of ARCA Recycling, Inc. in July 2013.

Impairment Charge.  We recorded a $1.1 million impairment charge in the fourth quarter of 2012. AAP concluded, as a result of its goodwill impairment test, that a full impairment of its goodwill was appropriate in accordance with Financial Accounting Standards Board Accounting Standards Codification No. 350-20.

Provision for (Benefit of) Income Taxes.  For 2013, we recorded a benefit from income taxes of $(0.3) million. As of December 29, 2012, we recorded a full valuation allowance against the majority of our U.S. deferred tax assets due to the uncertainty of their realization. During the fourth quarter of 2013, we concluded, based on the assessment of all available evidence, including previous three-year cumulative income and estimates of future profitability, that it was more-likely-than-not that we would be able to realize the majority of our deferred tax assets in the future and recorded a $1.2 million noncash reversal of our deferred tax asset valuation allowance.  We maintained a valuation allowance of $0.6 million against our state net operating loss carryforward, foreign tax credits and capital loss carryforward deferred tax assets. During fiscal year 2013, we also utilized $0.4 million in net operating loss deferred tax assets that were offset by a full valuation allowance due to the uncertainty of future realization as of December 29, 2012.  In fiscal year 2013, we recorded a $1.3 million tax provision related to taxable income primarily from our U.S. operations, which partially offset the $1.6 million reduction in our deferred tax asset valuation allowance.

For 2012, we recorded a provision for income taxes of $0.1 million. The tax provision recorded in 2012 was primarily related to the tax effect of the cumulative undistributed earnings from our Canadian subsidiary as it was determined that our investment in Canada is no longer permanent in duration. In 2012, we recognized a net deferred tax liability of $0.1 million consisting of a deferred liability of $1.0 million for undistributed earnings and a deferred tax asset of $0.9 million for foreign tax credits related to the undistributed earnings. In 2012, we recorded a valuation allowance of $1.2 million primarily against the NOLs generated during 2012 as it was determined at the time to be more-likely-than-not that we would not recognize the benefit of the net loss incurred in 2012.

Noncontrolling Interest.  Noncontrolling interest represents 4301’s share of AAP’s net (income) loss.  Under the AAP joint venture agreement, ARCA and 4301 each have a 50% interest in AAP.  AAP reported a net income of $0.6 million for 2013, that included an increase in carbon offset revenues of $0.4 million, of which $0.3 million represented the income attributable to noncontrolling interest. AAP reported a net loss of $1.2 million, that included a goodwill impairment charge of $1.1 million for 2012, of which $0.6 million represented the loss attributable to noncontrolling interest.

Liquidity and Capital Resources

Summary.  Cash and cash equivalents as of December 28, 2013, were $1.9 million compared with $3.2 million as of December 29, 2012.  Net working capital, the excess of current assets over current liabilities, increased to $10.6 million as of December 28, 2013 compared with $7.6 million as of December 29, 2012.  The increase was primarily the result of higher receivables due to the increase in appliance replacement volumes. The increase in receivables was partially offset by lower appliance inventories and other current assets along with an increase in payables.

The following table summarizes our cash flows for the fiscal years ended December 28, 2013 and December 29, 2012 (in millions):

	2013	2012
Total cash and cash equivalents provided by (used in):
Operating activities	$1.8	$0.5
Investing activities	(1.0)	(0.8)
Financing activities	(1.8)	(1.0)
Effect of exchange rates on cash and cash equivalents	(0.2)	0.1
Decrease in cash and cash equivalents	$(1.2)	$(1.2)

Operating Activities.  Our net cash provided by operating activities was $1.8 million in 2013 compared with $0.5 million in 2012.  The increase in net cash provided by operating activities for the year ended December 28, 2013, was related primarily to our net income, offset by cash used by accounts receivables.

Investing Activities.  Our net cash used in investing activities was $1.0 million in 2013 compared with $0.8 million in 2012.  Net cash used in investing activities for the year ended December 28, 2013, was related primarily to the purchase of property and equipment and establishing a restricted cash reserve for our bankcard processor. Net cash used in investing activities for the year ended December 29, 2012, was related entirely to the purchase of property and equipment.

Financing Activities.  Our net cash used in financing activities was $1.8 million in 2013 compared with cash used in financing activities of $1.0 million in 2012. Net cash used in financing activities for the years ended December 28, 2013, and December 29, 2012, was related primarily to payments on our long-term borrowings and revolving line of credit.

Sources of Liquidity.  Our principal sources of liquidity are cash from operations and borrowings under our revolving line of credit. Our principal liquidity requirements consist of long-term debt obligations, capital expenditures and working capital. Our total capital requirements for the next twelve months will depend upon, among other things, the number and size of ApplianceSmart stores operating during the period, the volumes generated from recycling and appliance replacement contracts during the period and our needs related to AAP.  Currently, we have eighteen ApplianceSmart stores and eleven recycling centers, including AAP, in operation.

We believe, based on the anticipated revenues from our recycling and appliance replacement contracts, the anticipated sales per retail store, and our anticipated gross profit, that our cash balance, anticipated funds generated from operations and our revolving line of credit will be sufficient to finance our operations, long-term debt obligations and capital expenditures through at least the next twelve months. We may also need additional capital to finance our operations if our revenues are lower than anticipated, our expenses are higher than anticipated or we pursue new opportunities. Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (Common or Preferred Stock) or other financing opportunities. There can be no assurance that such additional sources of financing will be available on terms satisfactory to us or permitted by our Credit Agreement.

Outstanding Indebtedness.  On January 24, 2011, we entered into a Revolving Credit, Term Loan and Security Agreement, as amended, (“Revolving Credit Agreement”) with PNC Bank, National Association (“PNC”) that provides us with a $15.0 million revolving line of credit.  See below for further discussion regarding the Term Loan entered into with PNC.  The Revolving Credit Agreement has a stated maturity date of January 24, 2016, if not renewed.  The Revolving Credit Agreement includes a lockbox agreement and a subjective acceleration clause and, as a result, we have classified the revolving line of credit as a current liability.  The Revolving Credit Agreement is collateralized by a security interest in substantially all of our assets, and PNC is also secured by an inventory repurchase agreement with Whirlpool Corporation for Whirlpool purchases only.  We also issued a $750,000 letter of credit in favor of Whirlpool Corporation.  The Revolving Credit Agreement requires, starting with the fiscal quarter ending March 30, 2014, and continuing at the end of each quarter thereafter, that we meet a minimum fixed charge coverage ratio of 1.1 to 1.0, measured on a trailing twelve-month basis.  The Revolving Credit Agreement limits investments we can purchase, the amount of other debt and leases we can incur, the amount of loans we can issue to our affiliates and the amount we can spend on fixed assets, along with prohibiting the payment of dividends. As of December 28, 2013, we were in compliance with all the covenants of the Revolving Credit Agreement. As of December 29, 2012, we were not in compliance with all the covenants of the Revolving Credit Agreement and received a notice of default from PNC. On March 14, 2013, we received a waiver of the events of default from PNC.

The interest rate on the revolving line of credit is PNC Base Rate plus 1.75%, or 1-, 2- or 3-month PNC LIBOR Rate plus 2.75%.  The PNC Base Rate shall mean, for any day, a fluctuating per annum rate of interest equal to the highest of (i) the interest rate per annum announced from time to time by PNC at its prime rate, (ii) the Federal Funds Open Rate plus 0.5%, and (iii) the one-month LIBOR rate plus 1%.  As of December 28, 2013, and December 29, 2012, the weighted average interest rate was 4.27% and 3.07%, respectively, which included both PNC LIBOR Rate and PNC Base Rate loans, and the outstanding balance under the Revolving Credit Agreement was $9.7 million and $10.6 million, respectively.  The amount of revolving borrowings under the Revolving Credit Agreement is based on a formula using accounts receivable and inventories.  We may not have access to the full $15.0 million revolving line of credit due to the formula using accounts receivable and inventories, the amount of the letter of credit issued in favor of Whirlpool Corporation and the amount of outstanding loans between PNC and our AAP joint venture.  As of December 28, 2013, and December 29, 2012, our available borrowing capacity under the Revolving Credit Agreement was $4.0 million and $2.5 million, respectively.

On March 14, 2013, we executed the third amendment to the Revolving Credit Agreement that extended the agreement from January 24, 2014, until January 24, 2016, waived our prior “events of default,” reset our financial covenants and increased our interest rate, among other things. The material amended terms under the Revolving Credit Agreement are as follows:

•
We must meet monthly minimum EBITDA requirements set forth in the amendment through 2013. We reported EBITDA as defined by the Revolving Credit Agreement of $4,507,000 for fiscal year 2013 compared with the minimum covenant of $1,005,000.

•
The affiliate loan balance must be reduced by $40,000 per month in 2013 and the affiliate loan balance will be capped at $300,000 on January 25, 2014, and thereafter. See below for further details under the fourth amendment to the Revolving Credit Agreement.

•
Starting on December 28, 2013, we must meet a minimum fixed charge coverage ratio of 1.1 to 1.0 for the nine months then ended and on a trailing twelve-month basis beginning with the period ending March 30, 2014, and each quarter thereafter. For the nine months ended December 28, 2013, we reported a fixed charge coverage ratio of 4.7 to 1.0.

•
The interest rate spread on our Revolving Loan and Term Loan increased 100 basis points for both PNC Base Rate loans and 1-, 2- or 3-month PNC LIBOR Rate loans. We were not eligible to borrow under 1-, 2- or 3-month PNC LIBOR Rate loans until certain interest rate reduction conditions were met as set forth in the amendment, which included meeting all financial covenants during 2013. If these interest rate reduction conditions are met, we will also be able to remove the 100 basis point increase for both PNC Base Rate loans and 1-, 2- or 3-month PNC LIBOR Rate loans. We met the interest rate reduction conditions on January 31, 2014.

•	A prepayment penalty will be assessed at 3% during the first year of the third amendment to our Revolving Credit Agreement, 2% during the second year and 1% during the third year.

On September 27, 2013, we executed the fourth amendment to the Revolving Credit Agreement. The material amended terms under the Revolving Credit Agreement are as follows:

•
The affiliate loan balance will be held at $469,100 until January 24, 2014, and starting in January 2014 and each month thereafter the affiliate loan balance must be reduced by $14,100 per month until December 31, 2014. The affiliate loan balance will be capped at $300,000 on December 31, 2014, and thereafter.

•
We were eligible to borrow under 1-, 2- or 3-month PNC LIBOR Rate loans on November 1, 2013, if ARCA and AAP received at least $300,000 in cash related to selling carbon offsets. On October 9, 2013, the combination of ARCA and AAP received $516,000 in cash related to selling carbon offsets.

On January 24, 2011, we entered into a $2.55 million term loan (“Term Loan”) with PNC Bank to finance the mortgage on our California facility.  The Term Loan is payable as follows, subject to acceleration upon the occurrence of an event of default or termination of the Revolving Credit Agreement: 119 consecutive monthly principal payments of $21,250 plus interest commencing on February 1, 2011, and continuing on the first day of each month thereafter followed by a 120th payment of all unpaid principal, interest and fees on February 1, 2021.  If the Revolving Credit Agreement is not renewed a balloon payment of $1,253,750 in principal plus interest and additional fees will be due on January 24, 2016. The Term Loan is collateralized with our California facility located in Compton, California.  The Term Loan interest rate is PNC Base Rate plus 2.25%, or 1-, 2- or 3-month PNC LIBOR Rate plus 3.25%.  As of December 28, 2013, the weighted average interest rate was 4.75%, which included both PNC LIBOR Rate and PNC Base Rate loans. As of December 29, 2012, the interest rate was 5.50%, which included only PNC Base Rate Loans.

On March 10, 2011, ARCA Advanced Processing, LLC entered into three separate commercial term loans (“Term Loans”) with Susquehanna Bank, pursuant to the guidelines of the U.S. Small Business Administration 7(a) Loan Program.  The total amount of the Term Loans is $4.75 million, split into three separate loans for $2.10 million, $1.40 million and $1.25 million.  The Term Loans mature in ten years and bear an interest rate of Prime plus 2.75%.  As of both December 28, 2013, and December 29, 2012, the interest rate was 6.00%.  The total monthly interest and principal payments are $54,000 and began on July 1, 2011.  Borrowings under the Term Loans are secured by substantially all of the assets of AAP along with liens on the business assets and certain personal assets of the owners of 4301 Operations, LLC.  We are a guarantor of the Term Loans along with 4301 Operations, LLC and its owners.

The following table summarizes our borrowings as of December 28, 2013, and December 29, 2012 (in millions):

	December 28, 2013	December 29, 2012
Line of credit	$9.7	$10.6
PNC term loan	1.8	2.0
Susquehanna bank term loans (1)	3.8	4.2
Other financing obligations and loans (1)	0.7	0.9
Capital leases and other financing obligations	0.2	0.2
	16.2	17.9
Less: current portion of debt	10.8	11.5
	$5.4	$6.4
(1) Represents notes from consolidating AAP.

Off Balance Sheet Arrangements and Contractual Obligations

Other than operating leases, we do not have any off balance sheet financing.  A summary of our operating lease obligations by fiscal year is included in the “Contractual Obligations” table below.  Additional information regarding our operating leases is available in “Item 2. Properties” and “Note 9. Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

The following table represents our contractual obligations (excluding interest), including AAP, as of December 28, 2013 (in millions):

Contractual Obligations	Total	Less Than One Year	1-2 Years	3-5 Years	More Than Five Years
PNC line of credit	$9.7	$9.7	$—	$—	$—
PNC term loan	1.8	0.3	0.5	1.0	—
Long-term debt obligations	4.2	0.5	1.0	1.1	1.6
Capital lease and other financing obligations	0.5	0.3	0.2	—	—
Operating lease obligations (1)	17.2	5.0	6.5	4.3	1.4
Total	$33.4	$15.8	$8.2	$6.4	$3.0

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

Product Warranty.  We provide a warranty for the replacement or repair of certain defective appliances.  Our standard warranty policy requires us to repair or replace certain defective units at no cost to our customers.  We estimate the costs that may be incurred under our warranty and record an accrual in the amount of such costs at the time we recognize product revenue.  Factors that affect our warranty accrual for covered units include the number of units sold, historical and anticipated rates of warranty claims on these units, and the cost of such claims.  We periodically assess the adequacy of our recorded warranty accrual and adjust the amounts as necessary.  Historically, our actual experience has not differed significantly from our estimates.

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

Revenue Recognition.  We recognize revenue from appliance sales in the period the consumer purchases and pays for the appliance, net of an allowance for estimated returns.  We recognize revenue from appliance recycling when we collect and process a unit.  We recognize revenue generated from appliance replacement programs when we deliver the new appliance and collect and process the old appliance. The delivery, collection and processing activities under our replacement programs typically occur within one business day and are required to complete the earnings process; there are no other performance obligations. We recognize byproduct revenue upon shipment.  We recognize revenue on extended warranties with retained service obligations on a straight-line basis over the period of the warranty.  On extended warranty arrangements that we sell but others service for a fixed portion of the warranty sales price, we recognize revenue for the net amount retained at the time of sale of the extended warranty to the consumer.  As a result of our recycling processes, we are able to produce carbon offsets from the destruction of certain types of ozone-depleting refrigerants.  We record revenue from the sale of carbon offsets in the period when all of the following requirements have been met: (i) there is persuasive evidence of an arrangement, (ii) the sales price is fixed or determinable, (iii) title, ownership and risk of loss associated with the credits have been transferred to the customer, and (iv) collectability is reasonably assured.  These requirements are met upon collection of cash due to the uncertainty around collectability and the involvement of various third parties and partner. We include shipping and handling charges to customers in revenue, which are recognized in the period the consumer purchases and pays for delivery.  The application of our revenue recognition policy does not involve significant uncertainties and is not subject to accounting estimates or assumptions having significant sensitivity to change.

Forward-Looking Statements

Statements contained in this annual report regarding our future operations, performance and results, and anticipated liquidity are forward-looking and, therefore, are subject to certain risks and uncertainties, including, but not limited to, those discussed herein.  Any forward-looking information regarding our operations will be affected primarily by individual retail store profitability, the volume of appliance sales, the strength of energy conservation recycling and replacement programs, recyclable appliances available under our GE contract and general economic conditions affecting consumer demand for appliances.  Any forward-looking information will also be affected by our continued ability to purchase product from our suppliers at acceptable prices, the ability of individual retail stores to meet planned revenue levels, the number of retail stores, costs and expenses being realized at higher-than-expected levels, our ability to secure an adequate supply of special-buy appliances for resale, the ability to secure appliance recycling and replacement contracts with sponsors of energy efficiency programs, the ability of customers to supply units under their recycling contracts with us, the performance of our consolidated variable interest entity and the continued availability of our current line of credit.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk and Impact of Inflation

Interest Rate Risk.  We do not believe there is any significant risk related to interest rate fluctuations on our long-term fixed-rate debt.  There is interest rate risk on the revolving line of credit, PNC term loan and Susquehanna term loans, since our interest rate floats with prime and LIBOR.  The outstanding balance on our floating rate debt as of December 28, 2013, was approximately $15.2 million.  Based on average floating rate borrowings of $16.0 million, a hypothetical 100 basis point change in the applicable interest rate would have caused our interest expense to change by approximately $0.2 million for the fiscal year ended December 28, 2013.

Foreign Currency Exchange Rate Risk.  We currently generate revenues in Canada.  The reporting currency for our consolidated financial statements is U.S. dollars.  It is not possible to determine the exact impact of foreign currency exchange rate changes; however, the effect on reported revenue and net earnings can be estimated.  We estimate that the overall strength of the U.S. dollar against the Canadian dollar had an immaterial impact on the revenues and net income for the fiscal year ended December 28, 2013.  We do not currently hedge foreign currency fluctuations and do not intend to do so for the foreseeable future.

We do not hold any derivative financial instruments; nor do we hold any securities for trading or speculative purposes.

Also, we believe continued uncertainty in the housing market could continue to adversely affect buying habits of our retail segment customers in 2014.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Selected Quarterly Financial Data is presented in Part II, Item 6 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
Appliance Recycling Centers of America, Inc. and Subsidiaries
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Appliance Recycling Centers of America, Inc. and Subsidiaries (the Company) as of December 28, 2013 and December 29, 2012, and the related consolidated statements of comprehensive income (loss), shareholders’ equity and cash flows for the fiscal years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Appliance Recycling Centers of America, Inc. and Subsidiaries as of December 28, 2013 and December 29, 2012, and the results of their operations and their cash flows for the fiscal years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, MN
March 14, 2014

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousand)

	December 28, 2013	December 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,948	$3,174
Accounts receivable, net of allowance of $27 and $8, respectively	12,278	6,256
Inventories, net of reserves of $175 and $682, respectively	16,654	17,274
Income taxes receivable	82	522
Other current assets	622	1,332
Deferred income tax assets	523	—
Total current assets	32,107	28,558
Property and equipment, net	11,424	12,248
Restricted cash	500	—
Other assets	927	973
Deferred income tax assets	21	25
Total assets (a)	$44,979	$41,804

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,880	$4,957
Accrued expenses	4,806	4,310
Line of credit	9,661	10,559
Current maturities of long-term obligations	1,131	955
Deferred income tax liabilities	—	146
Total current liabilities	21,478	20,927
Long-term obligations, less current maturities	5,447	6,357
Deferred gain, net of current portion	—	365
Deferred income tax liabilities	1,092	921
Total liabilities (a)	28,017	28,570

Commitments and contingencies	—	—

Shareholders’ equity:
Common Stock, no par value; 10,000 shares authorized; issued and outstanding: 5,571 shares and 5,556 shares, respectively	20,846	20,577
Accumulated deficit	(5,331)	(8,649)
Accumulated other comprehensive loss	(464)	(290)
Total shareholders’ equity	15,051	11,638
Noncontrolling interest	1,911	1,596
	16,962	13,234
Total liabilities and shareholders’ equity	$44,979	$41,804

(a) Assets of ARCA Advanced Processing, LLC (AAP), the consolidated variable interest entity (VIE), that can only be used to settle obligations of AAP were $9,949 and $10,045 as of December 28, 2013, and December 29, 2012, respectively.  Liabilities of AAP for which creditors do not have recourse to the general credit of Appliance Recycling Centers of America, Inc. were $1,874 and $1,948 as of December 28, 2013, and December 29, 2012, respectively.

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands, Except Per Share Amounts)

	For the fiscal years ended
	December 28, 2013	December 29, 2012
Revenues:
Retail	$68,556	$71,234
Recycling	42,185	25,280
Byproduct	18,320	17,721
Total revenues	129,061	114,235
Cost of revenues	95,187	84,915
Gross profit	33,874	29,320
Selling, general and administrative expenses	29,295	31,460
Impairment charge	—	1,082
Operating income (loss)	4,579	(3,222)
Other expense:
Interest expense, net	(1,194)	(1,139)
Other expense, net	(90)	(12)
Income (loss) before income taxes and noncontrolling interest	3,295	(4,373)
Provision for (benefit of) income taxes	(338)	83
Net income (loss)	3,633	(4,456)
Net (income) loss attributable to noncontrolling interest	(315)	604
Net income (loss) attributable to controlling interest	$3,318	$(3,852)

Income (loss) per common share:
Basic	$0.60	$(0.69)
Diluted	$0.58	$(0.69)

Weighted average common shares outstanding:
Basic	5,562	5,551
Diluted	5,742	5,551

Net income (loss)	$3,633	$(4,456)
Other comprehensive income (loss), net of tax:
Effect of foreign currency translation adjustments	(174)	71
Total other comprehensive income (loss), net of tax	(174)	71
Comprehensive income (loss)	3,459	(4,385)
Comprehensive (income) loss attributable to noncontrolling interest	(315)	604
Comprehensive income (loss) attributable to controlling interest	$3,144	$(3,781)

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In Thousands)

			Accumulated
			Other
	Common Stock		Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Income (Loss)	Deficit	Interest	Total
Balance at December 31, 2011	5,527	$20,338	$(361)	$(4,797)	$2,200	$17,380
Net loss	—	—	—	(3,852)	(604)	(4,456)
Other comprehensive income, net of tax	—	—	71	—	—	71
Issuance of Common Stock	29	86	—	—	—	86
Share-based compensation	—	153	—	—	—	153
Balance at December 29, 2012	5,556	20,577	(290)	(8,649)	1,596	13,234
Net income	—	—	—	3,318	315	3,633
Other comprehensive loss, net of tax	—	—	(174)	—	—	(174)
Issuance of Common Stock	15	36	—	—	—	36
Share-based compensation	—	233	—	—	—	233
Balance at December 28, 2013	5,571	$20,846	$(464)	$(5,331)	$1,911	$16,962

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For the fiscal years ended
	December 28, 2013	December 29, 2012
Operating activities
Net income (loss)	$3,633	$(4,456)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	1,369	1,221
Impairment charge	—	1,082
Share-based compensation	233	153
Amortization of deferred financing costs	131	197
Amortization of deferred gain	(488)	(488)
Reversal of deferred income tax valuation allowance	(1,200)	—
Deferred income taxes	703	367
Other	83	38
Changes in assets and liabilities:
Accounts receivable	(6,018)	1,178
Inventories	620	1,182
Income taxes receivable	440	(130)
Other current assets	711	(304)
Other assets	(34)	20
Accounts payable and accrued expenses	1,557	491
Net cash flows provided by operating activities	1,740	551

Investing activities
Purchases of property and equipment	(501)	(818)
Increase in restricted cash	(500)	—
Proceeds from sale of property and equipment	10	—
Net cash flows used in investing activities	(991)	(818)

Financing activities
Net payments under line of credit	(898)	(126)
Payments on debt obligations	(1,032)	(990)
Proceeds from issuance of debt obligations	220	—
Payment of deferred financing costs	(129)	—
Proceeds from issuance of Common Stock	36	86
Net cash flows used in financing activities	(1,803)	(1,030)

Effect of changes in exchange rate on cash and cash equivalents	(172)	70

Decrease in cash and cash equivalents	(1,226)	(1,227)
Cash and cash equivalents at beginning of year	3,174	4,401
Cash and cash equivalents at end of year	$1,948	$3,174

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For the fiscal years ended
	December 28, 2013	December 29, 2012
Supplemental disclosures of cash flow information
Cash payments for interest	$966	$935
Cash refunds for income taxes	$(274)	$(154)

Non-cash investing and financing activities
Equipment acquired under financing obligations and capital leases	$78	$159
Repayment of debt from trade-in of equipment	$—	$87

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

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

AAP is a joint venture that was formed in October 2009 between ARCA and 4301 Operations, LLC (“4301”) to support ARCA’s agreement, as amended, with GE acting through its GE Appliances business component.  Both ARCA and 4301 have a 50% interest in AAP.  GE sells its recyclable appliances to ARCA, which collects, processes and recycles the appliances.  The agreement requires that ARCA will only recycle, and will not sell for re-use or resale, the recyclable appliances purchased from GE.  AAP established a regional processing center in Philadelphia, Pennsylvania, at which the recyclable appliances are processed.  The term of the agreement is for six years from the first date of appliance collection, which was March 31, 2010.  AAP commenced operations in February 2010 and has the exclusive rights to service the GE agreement as a subcontractor for ARCA.  The financial position and results of operations of AAP are consolidated in our financial statements based on our conclusion that AAP is a variable interest entity due to our contribution in excess of 50% of the total equity, subordinated debt and other forms of financial support. We have a controlling financial interest in AAP, through our contractual agreement with GE which is material to AAP and we have provided substantially all of the financial support to fund the operations of AAP since its inception.

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

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

No separate comparison of fair values versus carrying values is presented for the aforementioned financial instruments since their fair values are not significantly different than their balance sheet carrying amounts.  In addition, the aggregate fair values of the financial instruments would not represent the underlying value of our Company.

Fiscal year:  We report on a 52- or 53-week fiscal year.  Our 2013 fiscal year (“2013”) ended on December 28, 2013, and included 52 weeks.  Our 2012 fiscal year (“2012”) ended on December 29, 2012, and included 52 weeks.

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

Trade receivables:  We carry unsecured trade receivables at the original invoice amount less an estimate made for doubtful accounts based on a monthly review of all outstanding amounts.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions.  We write off trade receivables when we deem them uncollectible.  We record recoveries of trade receivables previously written off when we receive them.  We consider a trade receivable to be past due if any portion of the receivable balance is outstanding for more than ninety days.  We do not charge interest on past due receivables.  Our management considers the allowance for doubtful accounts of $27 and $8 to be adequate to cover any exposure to loss as of December 28, 2013, and December 29, 2012, respectively.

Inventories:  Inventories, consisting principally of appliances, are stated at the lower of cost, determined on a specific identification basis, or market and consist of the following as of December 28, 2013, and December 29, 2012:

	December 28, 2013	December 29, 2012
Appliances held for resale	$16,449	$17,768
Processed metals to be sold from recycled appliances	380	188
Less provision for inventory obsolescence	(175)	(682)
	$16,654	$17,274

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

Property and equipment: Property and equipment are stated at cost. We compute depreciation using straight-line method over a range of estimated useful lives from 3 to 30 years. AAP computed depreciation on its URT materials recovery system using a modified-units-of-production method for the fiscal year ended December 29, 2012. On December 30, 2012, AAP changed to the straight-line deprecation method over 15 years on its URT materials recovery system, which increased annual depreciation expense by approximately $250.

We amortize leasehold improvements on a straight-line basis over the shorter of their estimated useful lives or the underlying lease term.  Repair and maintenance costs are charged to operations as incurred.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Property and equipment consists of the following as of December 28, 2013, and December 29, 2012:

	Useful Life (Years)	December 28, 2013	December 29, 2012
Land	—	$1,140	$1,140
Buildings and improvements	18-30	3,273	3,429
Equipment (including computer software)	3-15	20,561	20,158
Projects under construction	—	63	63
		25,037	24,790
Less accumulated depreciation and amortization		(13,613)	(12,542)
		$11,424	$12,248

Depreciation and amortization expense:  Depreciation and amortization expense related to buildings and equipment from our recycling centers is presented in cost of revenues, and depreciation and amortization expense related to buildings and equipment from our ApplianceSmart stores and corporate assets, such as furniture and computers, is presented in selling, general and administrative expenses in the consolidated statements of comprehensive income (loss).  Depreciation and amortization expense was $1,289 and $1,141 for fiscal years 2013 and 2012, respectively.  Depreciation and amortization included in cost of revenues was $817 and $585 for fiscal years 2013 and 2012, respectively.

Software development costs:  We capitalize software developed for internal use and are amortizing such costs over their estimated useful lives of three years.  Costs capitalized were $99 and $135 for fiscal years 2013 and 2012, respectively.  Amortization expense on software development costs was $145 and $150 for fiscal years 2013 and 2012, respectively.  Estimated future amortization expense is as follows:

Fiscal year 2014	$111
Fiscal year 2015	50
Fiscal year 2016	13
$174

Impairment of long-lived assets:  We evaluate long-lived assets such as property and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.  We assess impairment based on the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition.  Should the sum of the expected future net cash flows be less than the carrying value, we recognize an impairment loss at that time.  We measure an impairment loss by comparing the amount by which the carrying value exceeds the fair value (estimated discounted future cash flows or appraisal of assets) of the long-lived assets.  We recognized no impairment charges during fiscal years 2013 and 2012 related to long-lived assets.

Restricted cash:  Restricted cash consisted of a reserve required by our bankcard processor to cover chargebacks, adjustments, fees and other charges that may be due from us.  As of December 28, 2013, we had restricted cash of $500.

Goodwill:  We test goodwill annually for impairment.  Additionally, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of an entity below its carrying value. In assessing the recoverability of goodwill, market values and projections regarding estimated future cash flows and other factors are used to determine the fair value of the respective assets.  If these estimates or related projections change in the future, we may be required to record impairment charges for these assets.  We allocate goodwill to our two reporting segments, retail and recycling.  We compare the fair value of each reporting segment to its carrying amount on an annual basis to determine if there is potential goodwill impairment.  If the fair value of a reporting segment is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value of its goodwill.  To determine the fair value of our reporting segments, we generally use a present value technique (discounted cash flow) corroborated by market multiples when available and as appropriate.  The factor most sensitive to change with respect to the discounted cash flow analyses is the estimated future cash flows of each reporting segment, which is, in turn, sensitive to the estimates of future revenue growth and margins for these businesses.  If actual revenue growth and/or margins are lower than expectations, the impairment test results could differ.  Fair value for goodwill is determined based on discounted cash flows, market multiples or appraised values as

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

appropriate.  During the fourth quarter of 2012, AAP determined that indicators of impairment existed that made it more-likely-than-not that the carrying value of the reporting entity exceeded its fair value. The future cash flows generated by AAP were significantly below the original investment model due to a higher level of debt service, delays and uncertainty in monetizing CFCs and declining average American Metal Market (“AMM”) metal prices. As a result of the goodwill impairment test, AAP recorded a $1,082 impairment charge during the fourth quarter of 2012. As of December 28, 2013 and December 29, 2012, we had goodwill of $38 allocated to our recycling segment which is presented as a component of other assets on the consolidated balance sheets.

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

Product warranty:  We provide a warranty for the replacement or repair of certain defective appliances.  Our standard warranty policy requires us to repair or replace certain defective units at no cost to our customers.  We estimate the costs that may be incurred under our warranty and record an accrual in the amount of such costs at the time we recognize product revenue.  Factors that affect our warranty accrual for covered units include the number of units sold, historical and anticipated rates of warranty claims on these units, and the cost of such claims.  We periodically assess the adequacy of our recorded warranty accrual and adjust the amounts as necessary.

Changes in our warranty accrual, presented as a component of accrued expenses on the consolidated balance sheets, for the fiscal years ended December 28, 2013, and December 29, 2012, are as follows:

	For the fiscal years ended
	December 28, 2013	December 29, 2012
Beginning Balance	$47	$71
Standard accrual based on units sold	40	43
Actual costs incurred	(16)	(16)
Periodic accrual adjustments	(37)	(51)
Ending Balance	$34	$47

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

Share-based compensation:  We recognize share-based compensation expense on a straight-line basis over the vesting period for all share-based awards granted.  We use the Black-Scholes option pricing model to determine the fair value of awards at the grant date.  We calculate the expected volatility for stock options and awards using historical volatility.  We estimate a 0%-5% forfeiture rate for stock options issued to employees and Board of Directors members, but will continue to review these estimates in future periods.  The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected life represents the period that the stock option awards are expected to be outstanding.  The expected dividend yield is zero as we have not paid or declared any cash dividends on our Common Stock.  Based on these valuations, we recognized share-based compensation expense of $233 and $153 for fiscal years 2013 and 2012, respectively.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Based on the value of options outstanding as of December 28, 2013, estimated future share-based compensation expense is as follows:

Fiscal year 2014	$159
Fiscal year 2015	97
Fiscal year 2016	19
$275

The estimate above does not include any expense for additional options that may be granted and vest during 2014, 2015 and 2016.

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

Revenue recognition:  We recognize revenue from appliance sales in the period the consumer purchases and pays for the appliance, net of an allowance for estimated returns.  We recognize revenue from appliance recycling when we collect and process a unit.  We recognize revenue generated from appliance replacement programs when we deliver the new appliance and collect and process the old appliance. The delivery, collection and processing activities under our replacement programs typically occur within one business day and are required to complete the earnings process; there are no other performance obligations. We recognize byproduct revenue upon shipment.  We recognize revenue on extended warranties with retained service obligations on a straight-line basis over the period of the warranty.  On extended warranty arrangements that we sell but others service for a fixed portion of the warranty sales price, we recognize revenue for the net amount retained at the time of sale of the extended warranty to the consumer.  As a result of our recycling processes, we are able to produce carbon offsets from the destruction of certain types of ozone-depleting refrigerants.  We record revenue from the sale of carbon offsets in the period when all of the following requirements have been met: (i) there is persuasive evidence of an arrangement, (ii) the sales price is fixed or determinable, (iii) title, ownership and risk of loss associated with the credits have been transferred to the customer, and (iv) collectability is reasonably assured.  These requirements are met upon collection of cash due to the uncertainty around collectability and the involvement of various third parties and partners. We include shipping and handling charges to customers in revenue, which are recognized in the period the consumer purchases and pays for delivery.

Retail segment cost of revenues:  Costs of revenues in our retail segment are comprised primarily of the following:

•	Purchase of appliance inventories, including freight to and from our distribution centers;

•	Shipping, receiving and distribution of appliance inventories to our retail stores, including employee compensation and benefits;

•	Delivery and service of appliances, including employee compensation and benefits, after the appliances are sold to the consumer;

•	Early payment discounts and allowances offered by appliance manufacturers; and

•	Inventory markdowns and shortages.

Recycling segment cost of revenues: Costs of revenues in our recycling segment are comprised primarily of the following:

•	Transportation costs, including employee compensation and benefits, related to collecting appliances for recycling and delivering appliances under our replacement programs;

•	Purchase of appliance inventories, including freight to our recycling center warehouses, early payment discounts, and warehousing costs for appliances used in our replacement programs;

•	Cost of recyclable appliances purchased under our GE contract; and

•	Processing costs, including employee compensation and benefits, related to recycling and processing appliances.

Selling, general and administrative expenses:  Selling, general and administrative expenses are comprised primarily of the following:

•	Employee compensation and benefits related to management, corporate services, and retail sales;

•	Outside and outsourced corporate service fees;

•	Occupancy costs related to our retail stores and corporate office;

•	Advertising costs;

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

•	Bank charges and costs associated with credit and debit card interchange fees; and

•	Other administrative costs, such as supplies, travel and lodging.

Advertising expense:  Our policy is to expense advertising costs as incurred.  Advertising expense was $2,092 and $2,238 for fiscal years 2013 and 2012, respectively.

Taxes collected from customers:  We account for taxes collected from customers on a net basis.

Basic and diluted income (loss) per common share:  Basic income (loss) per common share is computed based on the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued.  Potentially dilutive shares of Common Stock include unexercised stock options and warrants.  Basic per share amounts are computed, generally, by dividing net income (loss) by the weighted average number of common shares outstanding.  Diluted per share amounts assume the conversion, exercise or issuance of all potential Common Stock instruments unless their effect is anti-dilutive, thereby reducing the loss or increasing the income per common share.  In calculating diluted weighted average shares and per share amounts, we included stock options with exercise prices below average market prices, for the respective fiscal years in which they were dilutive, using the Treasury stock method.  We calculated the number of additional shares by assuming the outstanding stock options were exercised and that the proceeds from such exercises were used to acquire Common Stock at the average market price during the year.  For fiscal year 2013, we excluded 452 options and warrants from the diluted weighted average share outstanding calculation as the effect of these options and warrants is anti-dilutive.  For fiscal year 2012, we excluded 795 options and warrants from the diluted weighted average share outstanding calculation as the effect of these options and warrants is anti-dilutive due to the net loss incurred.

A reconciliation of the denominator in the basic and diluted income or loss per share is as follows:

	For the fiscal year ended
	December 28, 2013	December 29, 2012
Numerator:
Net income (loss) attributable to controlling interest	$3,318	$(3,852)
Denominator:
Weighted average common shares outstanding - basic	5,562	5,551
Employee stock options	7	—
Stock warrants	173	—
Weighted average common shares outstanding - diluted	5,742	5,551

Income (loss) per common share:
Basic	$0.60	$(0.69)
Diluted	$0.58	$(0.69)

3.             Sale-Leaseback Transaction

On September 25, 2009, we completed the sale-leaseback of our St. Louis Park, Minnesota, building.  The building is a 126,458-square-foot facility that includes our corporate offices, a processing and recycling center, and an ApplianceSmart retail store.  Pursuant to the agreement entered into on August 11, 2009, we sold the St. Louis Park building for $4,627, net of fees, and leased the building back over an initial lease term of five years.  The sale of the building provided the Company with $2,032 in cash after repayment of the $2,595 mortgage.  The sale-leaseback transaction resulted in an adjustment of $2,191 to the net book value related to the land and building, and we recorded a deferred gain of $2,436.  Under the terms of the lease agreement, we are classifying the lease as an operating lease and amortizing the gain on a straight-line basis over five years.  For both fiscal years 2013 and 2012, we amortized $488 of the deferred gain.  The deferred gain amortization is netted against rent expense as a component of selling, general and administrative expenses in the consolidated statements of comprehensive income (loss).

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

4.             Variable Interest Entity

The financial position and results of operations of AAP are consolidated in our financial statements based on our conclusion that AAP is a variable interest entity due to our contribution in excess of 50% of the total equity, subordinated debt and other forms of financial support. We have a controlling financial interest in AAP through our contractual agreement with GE, which is material to AAP, and we have provided substantially all of the financial support to fund the operations of AAP since its inception.  The financial position and results of operations for AAP are reported in our recycling segment.

The following table summarizes the assets and liabilities of AAP as of December 28, 2013, and December 29, 2012:

	December 28, 2013	December 29, 2012
Assets
Current assets	$1,099	$787
Property and equipment, net	8,713	9,109
Other assets	137	149
Total assets	$9,949	$10,045
Liabilities
Accounts payable	$861	$826
Accrued expenses	202	204
Current maturities of long-term debt obligations	797	635
Long-term debt obligations, net of current maturities	3,796	4,437
Other liabilities (a)	469	749
Total liabilities	$6,125	$6,851

(a) Other liabilities represent outstanding loans from ARCA and are eliminated in consolidation.

The following table summarizes the operating results of AAP for fiscal years 2013 and 2012:

	For the fiscal years ended
	December 28, 2013	December 29, 2012
Revenues	$11,833	$11,163
Gross profit	2,766	1,948
Operating income (loss) (b)	956	(847)

(b) The operating loss reported in fiscal year 2012 includes a $1,082 goodwill impairment charge.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

5.             Other Assets

Other assets as of December 28, 2013, and December 29, 2012, consist of the following:

	December 28, 2013	December 29, 2012
Deposits	$411	$376
Recycling contract, net	179	259
Deferred financing costs, net	278	279
Patent costs	21	21
Goodwill	38	38
	$927	$973
For both fiscal years 2013 and 2012, we recorded amortization expense of $80 related to our recycling contract.  For fiscal years 2013 and 2012, we recorded non-cash interest expense of $131 and $197, respectively, related to deferred financing costs.

Estimated future amortization expense over the remaining life of our recycling contract is as follows:

Fiscal year 2014	$80
Fiscal year 2015	80
Fiscal year 2016	19

6.             Accrued Expenses

Accrued expenses as of December 28, 2013, and December 29, 2012, consist of the following:

	December 28, 2013	December 29, 2012
Compensation and benefits	$1,317	$963
Accrued rebate and incentive checks	461	563
Accrued rent	1,121	1,383
Warranty expense	34	47
Accrued payables	437	307
Current portion of deferred gain on sale-leaseback of building	365	487
Deferred revenue	346	157
Other	725	403
	$4,806	$4,310

7.             Line of Credit

On January 24, 2011, we entered into a Revolving Credit, Term Loan and Security Agreement, as amended, (“Revolving Credit Agreement”) with PNC Bank, National Association (“PNC”) that provides us with a $15,000 revolving line of credit.  See Note 8 for further discussion regarding the Term Loan entered into with PNC.  The Revolving Credit Agreement has a stated maturity date of January 24, 2016, if not renewed.  The Revolving Credit Agreement includes a lockbox agreement and a subjective acceleration clause and, as a result, we have classified the revolving line of credit as a current liability.  The Revolving Credit Agreement is collateralized by a security interest in substantially all of our assets, and PNC is also secured by an inventory repurchase agreement with Whirlpool Corporation for Whirlpool purchases only.  We also issued a $750 letter of credit in favor of Whirlpool Corporation.  The Revolving Credit Agreement requires, starting with the fiscal quarter ending March 30, 2014, and continuing at the end of each quarter thereafter, that we meet a minimum fixed charge coverage ratio of 1.1 to 1.0, measured on a trailing twelve-month basis.  The Revolving Credit Agreement limits investments we can purchase, the amount of other debt and leases we can incur, the amount of loans we can issue to our affiliates and the amount we can spend on fixed assets, along with prohibiting the payment of dividends. As of December 28, 2013, we were in compliance with all the covenants of the Revolving

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Credit Agreement. As of December 29, 2012, we were not in compliance with all the covenants of the Revolving Credit Agreement and received a notice of default from PNC. On March 14, 2013, we received a waiver of the events of default from PNC.

The interest rate on the revolving line of credit is PNC Base Rate plus 1.75%, or 1-, 2- or 3-month PNC LIBOR Rate plus 2.75%.  The PNC Base Rate shall mean, for any day, a fluctuating per annum rate of interest equal to the highest of (i) the interest rate per annum announced from time to time by PNC at its prime rate, (ii) the Federal Funds Open Rate plus 0.5%, and (iii) the  one-month LIBOR rate plus 1%.  As of December 28, 2013, and December 29, 2012, the weighted average interest rate was 4.27% and 3.07%, respectively, which included both PNC LIBOR Rate and PNC Base Rate loans, and the outstanding balance under the Revolving Credit Agreement was $9,661 and $10,559, respectively.  The amount of revolving borrowings under the Revolving Credit Agreement is based on a formula using accounts receivable and inventories.  We may not have access to the full $15,000 revolving line of credit due to the formula using accounts receivable and inventories, the amount of the letter of credit issued in favor of Whirlpool Corporation and the amount of outstanding loans between PNC and our AAP joint venture.  As of December 28, 2013, and December 29, 2012, our available borrowing capacity under the Revolving Credit Agreement was $3,966 and $2,531, respectively.

On March 14, 2013, we executed the third amendment to the Revolving Credit Agreement that extended the agreement from January 24, 2014, until January 24, 2016, waived our prior “events of default,” reset our financial covenants and increased our interest rate, among other things. The material amended terms under the Revolving Credit Agreement are as follows:

•	We were required to monthly minimum EBITDA thresholds set forth in the amendment through 2013.

•	The affiliate loan balance must be reduced by $40 per month in 2013 and the affiliate loan balance will be capped at $300 on January 25, 2014, and thereafter.

•
Starting on December 28, 2013, we must meet a minimum fixed charge coverage ratio of 1.1 to 1.0 for the nine months then ended and on a trailing twelve-month basis beginning with the period ending March 30, 2014, and each quarter thereafter.

•
The interest rate spread on our Revolving Loan and Term Loan increased 100 basis points for both PNC Base Rate loans and 1-, 2- or 3-month PNC LIBOR Rate loans. We were not eligible to borrow under 1-, 2- or 3-month PNC LIBOR Rate loans until certain interest rate reduction conditions were met as set forth in the amendment, which included meeting all financial covenants during 2013. If these interest rate reduction conditions are met, we will also be able to remove the 100 basis point increase for both PNC Base Rate loans and 1-, 2- or 3-month PNC LIBOR Rate loans. We met the interest rate reduction conditions on January 31, 2014.

•	A prepayment penalty will be assessed at 3% during the first year of the third amendment to our Revolving Credit Agreement, 2% during the second year and 1% during the third year.

On September 27, 2013, we executed the fourth amendment to the Revolving Credit Agreement. The material amended terms under the Revolving Credit Agreement are as follows:

•
The affiliate loan balance will be held at $469.1 until January 24, 2014, and starting in January 2014 and each month thereafter the affiliate loan balance must be reduced by $14.1 per month until December 31, 2014. The affiliate loan balance will be capped at $300 on December 31, 2014, and thereafter.

•
We were eligible to borrow under 1-, 2- or 3-month PNC LIBOR Rate loans on November 1, 2013, if ARCA and AAP received at least $300 in cash related to selling carbon offsets. On October 9, 2013, the combination of ARCA and AAP received $516 in cash related to selling carbon offsets.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

8.          Borrowings

Long-term debt, capital lease and other financing obligations as of December 28, 2013, and December 29, 2012, consist of the following:

	December 28, 2013	December 29, 2012
PNC term loan	1,785	2,040
Susquehanna term loans	3,783	4,154
2.75% note, due in monthly installments of $3, including interest, due October 2024, collateralized by equipment	381	411
10.00% note, due in monthly installments of $10, including interest, due December 2014	147	280
Capital leases and other financing obligations	482	427
	6,578	7,312
Less current maturities	1,131	955
	$5,447	$6,357

On January 24, 2011, we entered into a $2,550 term loan (“Term Loan”) with PNC Bank to finance the mortgage on our California facility.  The Term Loan is payable as follows, subject to acceleration upon the occurrence of an event of default or termination of the Revolving Credit Agreement: 119 consecutive monthly principal payments of $21 plus interest commencing on February 1, 2011, and continuing on the first day of each month thereafter followed by a 120th payment of all unpaid principal, interest and fees on February 1, 2021.  If the Revolving Credit Agreement is not renewed a balloon payment of $1,254 in principal plus interest and additional fees will be due on January 24, 2016. The Term Loan is collateralized with our California facility located in Compton, California.  The Term Loan interest rate is PNC Base Rate plus 2.25%, or 1-, 2- or 3-month PNC LIBOR Rate plus 3.25%.  As of December 28, 2013, the weighted average interest rate was 4.75%, which included both PNC LIBOR Rate and PNC Base Rate loans. As of December 29, 2012, the interest rate was 5.50%, which included only PNC Base Rate Loans.

On March 10, 2011, ARCA Advanced Processing, LLC entered into three separate commercial term loans (“Term Loans”) with Susquehanna Bank, pursuant to the guidelines of the U.S. Small Business Administration 7(a) Loan Program.  The total amount of the Term Loans is $4,750, split into three separate loans for $2,100, $1,400 and $1,250.  The Term Loans mature in ten years and bear an interest rate of Prime plus 2.75%.  As of both December 28, 2013, and December 29, 2012, the interest rate was 6.00%.  The total monthly interest and principal payments are $54 and began on July 1, 2011.  Borrowings under the Term Loans are secured by substantially all of the assets of AAP along with liens on the business assets and certain personal assets of the owners of 4301 Operations, LLC.  We are a guarantor of the Term Loans along with 4301 Operations, LLC and its owners.

The future annual maturities of borrowings are as follows:

	ARCA	AAP	Total
Fiscal year 2014	$334	$797	$1,131
Fiscal year 2015	324	536	860
Fiscal year 2016	286	545	831
Fiscal year 2017	269	562	831
Fiscal year 2018	262	580	842
Thereafter	510	1,573	2,083
	$1,985	$4,593	$6,578

Capital leases and other financing obligations:  We acquire certain equipment under capital leases and other financing obligations.  The cost of equipment was approximately $2,020 and $1,969 as of December 28, 2013, and December 29, 2012, respectively.  Accumulated amortization as of December 28, 2013, and December 29, 2012, was approximately $1,630 and $1,574, respectively.  Depreciation and amortization expense for equipment under capital leases and other financing obligations is included in cost of revenues and selling, general and administrative expenses.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following schedule by fiscal year is the approximate remaining minimum payments required under the capital leases and other financing obligations, together with the present value as of December 28, 2013:

	ARCA	AAP	Total
Fiscal year 2014	$91	$196	$287
Fiscal year 2015	75	51	126
Fiscal year 2016	32	30	62
Fiscal year 2017	15	15	30
Fiscal year 2018	6	—	6
Total minimum lease and other financing obligation payments	219	292	511
Less amount representing interest	19	10	29
Present value of minimum payments	200	282	482
Less current portion	79	190	269
Capital lease and other financing obligations, net of current portion	$121	$92	$213

9.          Commitments and Contingencies

Operating leases:  We lease the majority of our retail stores and recycling centers under noncancelable operating leases.  The leases typically require the payment of taxes, maintenance, utilities and insurance.

Minimum future rental commitments under noncancelable operating leases as of December 28, 2013, are as follows:

	ARCA	AAP	Total
Fiscal year 2014	$4,725	$253	$4,978
Fiscal year 2015	3,471	255	3,726
Fiscal year 2016	2,543	267	2,810
Fiscal year 2017	2,214	268	2,482
Fiscal year 2018	1,527	269	1,796
Thereafter	846	544	1,390
	$15,326	$1,856	$17,182

Rent expense for fiscal years 2013 and 2012 was $4,838 and $5,313, respectively. We have an agreement to receive future sublease payments of $443 through March 2016.

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

10.          Income Taxes

For fiscal year 2013, we recorded an income tax benefit of $338. As of December 29, 2012, we recorded a full valuation allowance against the majority of our U.S. deferred tax assets due to the uncertainty of their realization. During the fourth quarter of 2013, we concluded, based on the assessment of all available evidence, including previous three-year cumulative income and estimates of future profitability, that it was more-likely-than-not that we would be able to realize the majority of our deferred tax assets in the future and as a result recorded a $1,200 non-cash reversal of our deferred tax asset valuation allowance.  As of December 28, 2013, we maintained a valuation allowance of $613 against our state net operating loss carryforwards, foreign tax credits and capital loss carryforward deferred tax assets. During fiscal year 2013, we also utilized $372 in net operating loss deferred tax

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

assets that were reduced by a full valuation allowance due to the uncertainty of future realization as of December 29, 2012.  In fiscal year 2013, we recorded a $1,234 tax provision related to taxable income primarily from our U.S. operations, which partially offset the $1,572 reduction in our deferred tax asset valuation allowance.

For fiscal year 2012, we recorded a provision for income taxes of $83. The provision recorded in fiscal year 2012 was related primarily to the tax effect of the cumulative undistributed earnings from our Canadian subsidiary as it was determined that our investment is no longer permanent in duration. In fiscal year 2012, we recognized a net deferred tax liability of $114, consisting of a deferred tax liability of $994 for undistributed earnings and a deferred tax assets of $880 for foreign tax credits related to the undistributed earnings. In fiscal year 2012, we recorded a valuation allowance of $1,154 primarily against the NOLs generated during the year as it was determined at the time to be more-likely-than-not that we will not recognize the benefit of the net loss incurred in 2012.

The provision for (benefit of) income taxes for fiscal years 2013 and 2012 consisted of the following:

	For the fiscal years ended
	December 28, 2013	December 29, 2012
Current tax expense:
Federal	$123	$(248)
State	107	26
Foreign	(71)	(62)
Current tax expense	$159	$(284)
Deferred tax expense — domestic	(499)	365
Deferred tax expense — foreign	2	2
Provision for (benefit of) income taxes	$(338)	$83

A reconciliation of our provision for (benefit of) income taxes with the federal statutory tax rate for fiscal years 2013 and 2012 is shown below:

	For the fiscal years ended
	December 28, 2013	December 29, 2012
Income tax expense at statutory rate	$1,120	$(1,487)
Portion attributable to noncontrolling interest at statutory rate	(107)	205
State tax expense, net of federal tax effect	188	(130)
Permanent differences	61	194
Change in valuation allowance	(372)	1,154
Recognition of tax effect for the cumulative undistributed earnings from Canada	(54)	114
Reversal of deferred tax asset valuation allowance	(1,200)	—
Adjustment of deferred tax assets	(1)	58
Foreign income tax payable true-up	(4)	(57)
Other	31	32
	$(338)	$83

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Income before provision for (benefit of) income taxes and noncontrolling interest was derived from the following sources for fiscal years 2013 and 2012 as shown below:

	For the fiscal years ended
	December 28, 2013	December 29, 2012
United States	$3,532	$(4,356)
Canada	(237)	(17)
	$3,295	$(4,373)

The components of net deferred tax assets (liabilities) as of December 28, 2013, and December 29, 2012, are as follows:

	December 28, 2013	December 29, 2012
Deferred tax assets:
Net operating loss carryforwards	$317	$689
Federal and state tax credits	199	464
Reserves	210	414
Accrued expenses	257	254
Share-based compensation	307	286
Deferred gain	142	331
Property and equipment	21	25
Total deferred tax assets	1,453	2,463
Deferred tax liabilities:
Prepaid expenses	(148)	(146)
Property and equipment	(29)	(50)
Investments	(1,211)	(1,124)
Total deferred tax liabilities	(1,388)	(1,320)
Valuation allowance	(613)	(2,185)
Net deferred tax liabilities	$(548)	$(1,042)

The deferred tax amounts have been classified in the accompanying consolidated balance sheets as follows:

	December 28, 2013	December 29, 2012
Current assets	$523	$—
Non-current assets	21	25
Current liabilities	—	(146)
Non-current liabilities	(1,092)	(921)
	$(548)	$(1,042)

Future utilization of net operating loss (“NOL”) and tax credit carryforwards is subject to certain limitations under provisions of Section 382 of the Internal Revenue Code.  This section relates to a 50 percent change in control over a three-year period.  We believe that the issuance of Common Stock during 1999 resulted in an “ownership change” under Section 382.  Accordingly, our ability to utilize NOL and tax credit carryforwards generated prior to February 1999 is limited to approximately $56 per year.

As of December 28, 2013, we had $278 of federal NOL carryforwards not subject to IRC section 382 limitations that begin expiring in 2018 and a foreign tax credit carryforward of $256.  We also had state NOL carryforwards of $4,638.  The state NOL carryforwards

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

are available to offset future taxable income or reduce taxes payable through 2029.  These state loss carryforwards began expiring in 2011.

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  As of December 28, 2013, and December 29, 2012, we did not have any material uncertain tax positions.

It is our practice to recognize interest related to income tax matters as a component of interest expense and penalties as a component of selling, general and administrative expense.  As of December 28, 2013, and December 29, 2012, we had an immaterial amount of accrued interest and penalties.

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

We had no significant unrecognized tax benefits as of December 28, 2013, that would reasonably be expected to affect our effective tax rate during the next twelve months.

11.          Shareholders’ Equity

Common Stock:  During fiscal year 2013, 15 stock options were exercised that resulted in cash proceeds of $36 and had an intrinsic value of $7. During fiscal year 2012, 29 stock options were exercised that resulted in cash proceeds of $86 and had an intrinsic value of $71.

Stock options:  The 2011 Stock Compensation Plan (the “2011 Plan”) authorizes the granting of awards in any of the following forms: (i) stock options, (ii) stock appreciation rights, and (iii) other share-based awards, including but not limited to, restricted stock, restricted stock units or performance shares, and expires on the earlier of May 12, 2021, or the date that all shares reserved under the 2011 Plan are issued or no longer available.  The 2011 Plan provides for the issuance of up to 700 shares of Common Stock pursuant to awards granted under the 2011 Plan.  Options granted to employees typically vest over two years, while grants to non-employee directors vest in six months.  As of December 28, 2013, 367 options were outstanding under the 2011 Plan. Our 2006 Stock Option Plan (the “2006 Plan”) expired on June 30, 2011, but the options outstanding under the 2006 Plan continue to be exercisable in accordance with their terms.  As of December 28, 2013, 391 options were outstanding to employees and non-employee directors under the 2006 Plan.  Our Restated 1997 Stock Option Plan (the “1997 Plan”) has expired, but the options outstanding under the expired 1997 Plan continue to be exercisable in accordance with their terms.  As of December 28, 2013, options to purchase an aggregate of 8 shares were outstanding under the 1997 Plan.  We issue new Common Stock when stock options are exercised.

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

On July 22, 2013, we granted 100 stock options from our 2011 Plan to management with an exercise price of $2.65 per share and a weighted average fair value of $2.06 per share. The stock options granted to management have both time and performance vesting, of which 50 stock options vest equally over three years and 50 stock options vest based on the achievement of performance targets. For performance-based options, the Company evaluates the likelihood of the targets being met and records the expense over the probable vesting period.

On May 10, 2012, we granted 30 stock options from our 2011 Plan to non-employee directors with an exercise price of $4.05 per share, a vesting period of six months and a weighted average fair value of $3.57 per share. On August 2, 2012, we granted 8 stock

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

options from our 2011 plan to non-employee directors with an exercise price of $4.01 per share, a vesting period of six months and a weighted average fair value of $3.52 per share.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for fiscal years 2013 and 2012:

	For the fiscal years ended
	December 28, 2013	December 29, 2012
Expected dividend yield	—	—
Expected stock price volatility	90.50%	95.46%
Risk-free interest rate	1.47%	1.80%
Expected life of options (years)	7.29	10.00

Additional information relating to all outstanding options is as follows (in thousands, except per share data):

	Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2011	588	$3.99
Granted	38	4.04
Exercised	(29)	3.03
Cancelled/expired	(59)	5.25
Forfeited	(5)	4.25
Balance at December 29, 2012	533	3.88
Granted	315	2.13
Exercised	(15)	2.38
Cancelled/expired	(67)	3.11
Balance at December 28, 2013	766	$3.26

The weighted average fair value per option of options granted during fiscal years 2013 and 2012 was $1.68 and $3.56, respectively.

The following table summarizes information about stock options outstanding as of December 28, 2013 (in thousands, except per share data):

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$5.05 to $6.41	157	1.61	$5.41
$3.55 to $4.69	183	5.82	4.02
$2.22 to $2.80	176	4.96	2.49
$1.87 to $1.89	250	6.53	1.89
	766	4.99	3.26	$326

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table summarizes information about stock options exercisable as of December 28, 2013 (in thousands, except per share data):

Range of Exercise Prices	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$5.05 to $6.41	157	$5.41
$3.55 to $4.69	183	4.02
$2.22 to $2.80	76	2.28
$1.87 to $1.89	115	1.88
	531	3.72	$164

The aggregate intrinsic value in the preceding tables represents the total pre-tax intrinsic value, based on our closing stock price of $2.90 on December 27, 2013, which theoretically could have been received by the option holders had all option holders exercised their options as of that date.  As of December 28, 2013, there were 191 in-the-money options exercisable.

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

12.          Major Customers and Suppliers

For the fiscal year ended December 28, 2013, one customer represented 11% of our total revenues. For the fiscal year ended December 29, 2012, no single customer represented 10% or more of our total revenues.  As of December 28, 2013, and December 29, 2012, two customers and four customers, respectively, each represented more than 10% of our total trade receivables, for a total of 42% and 54%, respectively, of our total trade receivables.

During the two fiscal years ended December 28, 2013, and December 29, 2012, we purchased a vast majority of appliances for resale from three suppliers.  We have and are continuing to secure other vendors from which to purchase appliances.  However, the curtailment or loss of one of these suppliers or any appliance supplier could adversely affect our operations.

13.          Segment Information

We operate within targeted markets through two reportable segments: retail and recycling.  The retail segment is comprised of income generated through our ApplianceSmart stores, which includes appliance sales and byproduct revenues from collected appliances.  The recycling segment includes all fees charged and costs incurred for collecting, recycling and installing appliances for utilities and other customers. The recycling segment also includes byproduct revenue, which is primarily generated through the recycling of appliances and includes all revenues from AAP.  The nature of products, services and customers for both segments varies significantly.  As such, the segments are managed separately.  Our Chief Executive Officer has been identified as the Chief Operating Decision Maker (“CODM”).  The CODM evaluates performance and allocates resources based on sales and income

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

from operations of each segment.  Income from operations represents revenues less cost of revenues and operating expenses, including certain allocated selling, general and administrative costs.  There are no inter-segment sales or transfers.
On December 30, 2012, we modified the estimate used to allocate certain selling, general and administrative costs and, as a result, approximately $569 of corporate services were not allocated to the retail and recycling segments during fiscal year 2013. The impact of the change in estimate to the retail and recycling segments during fiscal year 2013 was $142 and $427, respectively.

The increase in recycling segment revenues and assets for the fiscal year ended December 28, 2013, presented in the table below was the result of an increase in revenues and accounts receivable, respectively, related to appliance replacement programs.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following tables present our segment information for fiscal years 2013 and 2012:

	For the fiscal years ended
	December 28, 2013	December 29, 2012
Revenues:
Retail	$69,642	$72,360
Recycling	59,419	41,875
Total revenues	$129,061	$114,235

Operating income (loss):
Retail	$(1,064)	$(2,645)
Recycling	6,270	(241)
Unallocated corporate costs	(627)	(336)
Total operating income (loss)	$4,579	$(3,222)

Assets:
Retail	$17,682	$18,476
Recycling	23,290	18,658
Corporate assets not allocable	4,007	4,670
Total assets	$44,979	$41,804

Cash capital expenditures:
Retail	$11	$228
Recycling	354	332
Corporate	136	258
Total cash capital expenditures	$501	$818

Depreciation and amortization expense:
Retail	$191	$226
Recycling	815	609
Corporate	363	386
Total depreciation and amortization expense	$1,369	$1,221

Interest expense:
Retail	$494	$377
Recycling	423	468
Corporate	280	298
Total interest expense	$1,197	$1,143

14.          Benefit Contribution Plan

We have a defined contribution salary deferral plan covering substantially all employees under Section 401(k) of the Internal Revenue Code.  We contribute an amount equal to 10 cents for each dollar contributed by each employee up to a maximum of 5% of each employee’s compensation.  AAP also has a 401(k) plan which includes a safe harbor matching contribution of 4% of the

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

employee’s contribution.  We recognized expense for contributions to the plans of $58 and $51 for fiscal years 2013 and 2012, respectively.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of December 28, 2013. Based on that evaluation, our Chief Executive Officer concluded that, as of December 28, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 1992.  Management concluded that our internal control over financial reporting was effective as of December 28, 2013.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended December 28, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors and executive officers of the Company is set forth under the headings “Nominees” and “Information Concerning Officers and Key Employees Who Are Not Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2014 Annual Meeting of Shareholders to be held May 8, 2014 and is incorporated herein by reference.

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

Information regarding executive compensation is set forth under the heading “Executive Compensation” in our Proxy Statement for our 2014 Annual Meeting of Shareholders to be held May 8, 2014, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is set forth under the heading “Common Stock Ownership” in our Proxy Statement for our 2014 Annual Meeting of Shareholders to be held May 8, 2014, and is incorporated herein by reference.

The following table gives aggregate information under our equity compensation plans as of December 28, 2013:

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options and Warrants	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans, Excluding Securities Reflected in Column (a)
Equity compensation plans approved by shareholders	766,300	$3.26	332,500
Equity compensation plans not approved by shareholders	23,500	$3.55	—
Total	789,800	$3.27	332,500

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding director independence and certain relationships and related transactions is set forth under the headings “Director Independence” and “Review, Approval or Ratification of Transactions with Related Persons” in our Proxy Statement for our 2014 Annual Meeting of Shareholders to be held May 8, 2014, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is set forth under the heading “Independent Registered Public Accounting Firm” in our Proxy Statement for our 2014 Annual Meeting of Shareholders to be held May 8, 2014, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Financial Statement Schedules and Exhibits
	1	Financial Statements
See Index to Financial Statements under Item 8 of this report.
	2	Financial Statement Schedules
None.
	3	Exhibits
See Index to Exhibits on page 60 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

March 14, 2014	APPLIANCE RECYCLING CENTERS OF AMERICA, INC. (Registrant)

	By	/s/ Edward R. Cameron
Edward R. Cameron
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer
/s/ Edward R. Cameron	Chairman of the Board, President and	March 14, 2014
Edward R. Cameron	Chief Executive Officer

Principal Financial and Accounting Officer
/s/ Jeffrey A. Cammerrer	Chief Financial Officer	March 14, 2014
Jeffrey A. Cammerrer

Directors
/s/ Stanley Goldberg	Director	March 14, 2014
Stanley Goldberg

/s/ Steve Lowenthal	Director	March 14, 2014
Steve Lowenthal

/s/ Randy Pearce	Director	March 14, 2014
Randy Pearce

/s/ Dean R. Pickerell	Director	March 14, 2014
Dean R. Pickerell

Index to Exhibits

Exhibit No.	Description
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
10.4*
Employment agreement dated July 22, 2013, between Mark Eisenschenk and the Company [filed as Exhibit No. 10.2 the the Company's Form 10-Q for the quarter ended September 28, 2013 (File No. 0-19621) and incorporated herein by reference].

10.5
Lease Agreement for Leaseback of St. Louis Park Building [filed as Exhibit No. 10.37 to the Company’s Form 10-Q for the quarter ended October 3, 2009 (File No. 0-19621) and incorporated herein by reference].

10.6‡
Appliance Sales and Recycling Agreement dated October 21, 2009, between General Electric Company and the Company [filed as Exhibit No. 10.38 to the Company’s Form 10-K for the year ended January 2, 2010 (File No. 0-19621) and incorporated herein by reference].

10.7‡
Amendment No. 3, dated July 1, 2013, to the Appliance Sales and Recycling Agreement dated October 21, 2009, between General Electric Company and the Company [filed as Exhibit No. 10.1 to the Company's Form 10-Q for the quarter ended September 28, 2013 (File No. 0-19621) and incorporated herein by reference].

10.8
Warrant to Purchase Common Stock of the Company for the Purchase of 248,189 shares of Common Stock in favor of General Electric Company, dated October 21, 2009 [filed as Exhibit No. 10.39 to the Company’s Form 10-K for the year ended January 2, 2010 (File No. 0-19621) and incorporated herein by reference].

10.9
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

10.11
Amendment No. 2, dated March 22, 2012, to Revolving Credit, Term Loan and Security Agreement dated January 24, 2011, between PNC Bank, National Association and the Company [filed as Exhibit No. 10.1 to the Company's Form 10-Q for the quarter ended March 31, 2012 (File No. 0-19621) and incorporated herein by reference].

10.12
Amendment No. 3, dated March 14, 2013, to Revolving Credit, Term Loan and Security Agreement dated January 24, 2011, between PNC Bank, National Association and the Company [filed as Exhibit No. 10.10 to the Company's Form 10-K for the year ended December 29, 2012 (File No. 0-19621) and incorporated herein by reference].

10.13
Amendment No. 4, dated September 27, 2013, to Revolving Credit, Term Loan and Security Agreement dated January 24, 2011, between PNC Bank, National Association and the Company [filed as Exhibit No. 10.3 to the Company's Form 10-Q for the quarter ended September 28, 2013 (File No. 0-19621) and incorporated herein by reference].

10.14
Term Loan dated January 24, 2011, between PNC Bank, National Association and ARCA Advanced Processing, LLC [filed as Exhibit No. 10.12 to the Company's Form 10-K for the year ended January 1, 2011 (File No. 0-19621) and incorporated herein by reference].

10.15
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

10.16+
ARCA Advanced Processing, LLC Joint Venture Agreement dated October 20, 2009, between 4301 Operations, LLC and the Company, as amended by Amendment No.1 dated June 3, 2010, and Amendment No. 2 dated February 15, 2011.

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
101**
The following materials from our Annual Report on Form 10-K for the fiscal year ended December 28, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Notes to Consolidated Financial Statements, and (vI) document and entity information.

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