Form 10-Q
period 2014-03-29
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2014-05-09
CIK 862861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 29, 2014

or

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

As of May 9, 2014, there were outstanding 5,580,927 shares of the registrant’s Common Stock, without par value.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

INDEX TO FORM 10-Q

PART I.                 FINANCIAL INFORMATION

Item 1.Financial Statements

 APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	March 29, 2014	December 28, 2013
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$2,898	$1,948
Accounts receivable, net of allowance of $27, for both periods	11,211	12,278
Inventories, net of reserves of $227 and $175, respectively	16,207	16,654
Income taxes receivable	79	82
Other current assets	1,069	622
Deferred income tax assets	523	523
Total current assets	31,987	32,107
Property and equipment, net	11,258	11,424
Restricted cash	500	500
Other assets	881	927
Deferred income taxes	20	21
Total assets (a)	$44,646	$44,979
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,843	$5,880
Accrued expenses	4,304	4,806
Line of credit	8,336	9,661
Current maturities of long-term obligations	1,122	1,131
Income taxes payable	587	—
Total current liabilities	20,192	21,478
Long-term obligations, less current maturities	5,302	5,447
Deferred income tax liabilities	1,092	1,092
Total liabilities (a)	26,586	28,017
Commitments and contingencies
Shareholders’ equity:
Common Stock, no par value; 10,000 shares authorized; issued and outstanding: 5,581 shares and 5,571 shares, respectively	20,917	20,846
Accumulated deficit	(4,360)	(5,331)
Accumulated other comprehensive loss	(545)	(464)
Total shareholders’ equity	16,012	15,051
Noncontrolling interest	2,048	1,911
	18,060	16,962
Total liabilities and shareholders’ equity	$44,646	$44,979

(a) Assets of ARCA Advanced Processing, LLC (AAP), our consolidated variable interest entity (VIE), that can only be used to settle obligations of AAP were $9,844 and $9,949 as of March 29, 2014, and December 28, 2013, respectively. Liabilities of AAP for which creditors do not have recourse to the general credit of Appliance Recycling Centers of America, Inc. were $1,644 and $1,874 as of March 29, 2014, and December 28, 2013, respectively.

See Notes to Unaudited Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Except Per Share Amounts)

	Three Months Ended
	March 29, 2014	March 30, 2013
Revenues:
Retail	$16,601	$18,059
Recycling	12,068	8,300
Byproduct	4,823	4,065
Total revenues	33,492	30,424
Costs of revenues	24,047	22,514
Gross profit	9,445	7,910
Selling, general and administrative expenses	7,375	7,485
Operating income	2,070	425
Other expense:
Interest expense, net	(241)	(283)
Other expense, net	(31)	(13)
Income before income taxes and noncontrolling interest	1,798	129
Provision for income taxes	690	—
Net income	1,108	129
Net loss (income) attributable to noncontrolling interest	(137)	55
Net income attributable to controlling interest	$971	$184

Income per common share:
Basic	$0.17	$0.03
Diluted	$0.17	$0.03

Weighted average common shares outstanding:
Basic	5,577	5,556
Diluted	5,852	5,678

Net income	$1,108	$129
Other comprehensive loss, net of tax:
Effect of foreign currency translation adjustments	(81)	(58)
Total other comprehensive loss, net of tax	(81)	(58)
Comprehensive income	1,027	71
Comprehensive loss (income) attributable to noncontrolling interest	(137)	55
Comprehensive income attributable to controlling interest	$890	$126

See Notes to Unaudited Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended
	March 29, 2014	March 30, 2013
Operating activities:
Net income	$1,108	$129
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	334	337
Share-based compensation	47	4
Amortization of deferred gain	(122)	(121)
Amortization of debt issuance costs	27	49
Other	1	16
Changes in assets and liabilities:
Accounts receivable	1,061	(571)
Inventories	447	2,879
Other current assets	(444)	335
Other assets	—	(24)
Accounts payable and accrued expenses	(417)	1,277
Income taxes payable	587	—
Net cash flows provided by operating activities	2,629	4,310

Investing activities:
Purchases of property and equipment	(56)	(45)
Increase in restricted cash	—	(500)
Proceeds from sale of property and equipment	12	—
Net cash flows used in investing activities	(44)	(545)

Financing activities:
Net payments under line of credit	(1,325)	(2,790)
Payments on debt obligations	(254)	(205)
Proceeds from issuance of debt obligations	—	80
Proceeds from issuance of Common Stock	24	—
Payment of debt issuance costs	—	(42)
Net cash flows used in financing activities	(1,555)	(2,957)

Effect of changes in exchange rate on cash and cash equivalents	(80)	(57)

Increase in cash and cash equivalents	950	751
Cash and cash equivalents at beginning of period	1,948	3,174
Cash and cash equivalents at end of period	$2,898	$3,925

See Notes to Unaudited Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended
	March 29, 2014	March 30, 2013
Supplemental disclosures of cash flow information:
Cash payments for interest	$213	$205
Cash payments for income taxes, net of refunds	$103	$1

Non-cash investing and financing activities:
Equipment acquired under capital lease and other financing obligations	$100	$—
Accrued debt issuance costs related to amended credit agreement	$—	$98

See Notes to Unaudited Consolidated Financial Statements.

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

The accompanying consolidated financial statements of the Company are unaudited and have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and Article 8 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, normal and recurring adjustments and accruals considered necessary for a fair presentation for the periods indicated have been included.  Operating results for the three-month periods ended March 29, 2014, and March 30, 2013, are presented using 13-week periods.  The results of operations for any interim period are not necessarily indicative of the results for the year.

These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended December 28, 2013, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2014.

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

2.                                      Significant Accounting Policies

Trade receivables:  We carry unsecured trade receivables at the original invoice amount less an estimate made for doubtful accounts based on a monthly review of all outstanding amounts.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions.  We write off trade receivables when we deem them uncollectible.  We record recoveries of trade receivables previously written off when we receive them.  We consider a trade receivable to be past due if any portion of the receivable balance is outstanding for more than ninety days.  We do not charge interest on past due receivables.  Our management considers the allowance for doubtful accounts of $27 as of both March 29, 2014, and December 28, 2013, to be adequate to cover any exposure to loss.

Inventories:  Inventories, consisting principally of appliances, are stated at the lower of cost, determined on a specific identification basis, or market and consist of:

	March 29, 2014	December 28, 2013
Appliances held for resale	$16,239	$16,449
Processed metals from recycled appliances held for resale	195	380
Less provision for inventory obsolescence	(227)	(175)
	$16,207	$16,654

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

Property and equipment:  Property and equipment consists of the following:

	March 29, 2014	December 28, 2013
Land	$1,140	$1,140
Buildings and improvements	3,271	3,273
Equipment (including computer software)	20,666	20,561
Projects under construction	72	63
	25,149	25,037
Less accumulated depreciation and amortization	(13,891)	(13,613)
	$11,258	$11,424

Software development costs:  We capitalize software developed for internal use and are amortizing such costs over their estimated useful lives of three years.  Costs capitalized were $22 and $24 for the three months ended March 29, 2014, and March 30, 2013, respectively.

Restricted cash:  Restricted cash consists of a reserve required by our bankcard processor to cover chargebacks, adjustments, fees and other charges that may be due from us.

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

Changes in our warranty accrual are as follows:

	Three Months Ended
	March 29, 2014	March 30, 2013
Beginning Balance	$34	$47
Standard accrual based on units sold	6	11
Actual costs incurred	(4)	(4)
Periodic accrual adjustments	(6)	(12)
Ending Balance	$30	$42

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

Retail segment cost of revenues:  Costs of revenues in our retail segment are comprised primarily of the following:

•	Purchase of appliance inventories, including freight to and from our distribution centers;

•	Shipping, receiving and distribution of appliance inventories to our retail stores, including employee compensation and benefits;

•	Delivery and service of appliances, including employee compensation and benefits, after the appliances are sold to the consumer;

•	Early payment discounts and allowances offered by appliance manufacturers; and

•	Inventory markdowns and shortages.

Recycling segment cost of revenues: Costs of revenues in our recycling segment are comprised primarily of the following:

•	Transportation costs, including employee compensation and benefits, related to collecting appliances for recycling and delivering appliances under our replacement programs;

•	Purchase of appliance inventories, including freight to our recycling center warehouses, early payment discounts, and warehousing costs for appliances used in our replacement programs;

•	Cost of recyclable appliances purchased under our GE contract; and

•	Processing costs, including employee compensation and benefits, related to recycling and processing appliances.

Selling, general and administrative expenses:  Selling, general and administrative expenses are comprised primarily of the following:

•	Employee compensation and benefits related to management, corporate services, and retail sales;

•	Outside and outsourced corporate service fees;

•	Occupancy costs related to our retail stores and corporate office;

•	Advertising costs;

•	Bank charges and costs associated with credit and debit card interchange fees; and

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

•	Other administrative costs, such as supplies, travel and lodging.

Share-based compensation:  We recognize share-based compensation expense on a straight-line basis over the expected vesting period for share-based awards granted.  We use the Black-Scholes option pricing model to determine the fair value of awards at the grant date.  We calculate the expected volatility for stock awards using historical volatility.  We estimate a 0%-5% forfeiture rate for stock awards issued to all employees and members of the Board of Directors, but will continue to review these estimates in future periods.  The risk-free rates for the expected terms of the stock awards are based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected life represents the period that the stock awards are expected to be outstanding.  The expected dividend yield is zero as we have not paid or declared any cash dividends on our Common Stock.  Based on these valuations, we recognized share-based compensation expense of $47 and $4 for the three months ended March 29, 2014, and March 30, 2013, respectively.

Based on the value of options outstanding as of March 29, 2014, estimated future share-based compensation expense is as follows:

Fiscal year 2014	190
Fiscal year 2015	191
Fiscal year 2016	113
Fiscal year 2017	16
$510

The estimate above does not include any expense for additional options that may be granted and vest during 2014, 2015, 2016 and 2017.

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

Basic and diluted income per share:  Basic income per common share is computed based on the weighted average number of common shares outstanding.  Diluted income per common share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued.  Potentially dilutive shares of Common Stock include unexercised stock options and warrants.  Basic per share amounts are computed, generally, by dividing net income attributable to controlling interest by the weighted average number of common shares outstanding.  Diluted per share amounts assume the conversion, exercise or issuance of all potential Common Stock instruments unless their effect is anti-dilutive, thereby reducing the loss or increasing the income per common share.  In calculating diluted weighted average shares and per share amounts, we included stock options and warrants with exercise prices below average market prices, for the respective reporting periods in which they were dilutive, using the treasury stock method.  We calculated the number of additional shares by assuming the outstanding stock options were exercised and that the proceeds from such exercises were used to acquire Common Stock at the average market price during the quarter.  For the three months ended March 29, 2014, we excluded 364 options and warrants from the diluted weighted average share outstanding calculation as the effect of these options and warrants were anti-dilutive. For the three months ended March 30, 2013, we excluded 556 options and warrants from the diluted weighted average shares outstanding calculation as the effect of these options were anti-dilutive.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

A reconciliation of the denominator in the basic and diluted income or loss per share is as follows:

	Three Months Ended
	March 29, 2014	March 30, 2013
Numerator:
Net income attributable to controlling interest	$971	$184

Denominator:
Weighted average shares outstanding — basic	5,577	5,556
Employee stock options	81	—
Stock warrants	194	122
Weighted average shares outstanding — diluted	5,852	5,678

Income per share:
Basic	$0.17	$0.03
Diluted	$0.17	$0.03

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

The following table summarizes the assets and liabilities of AAP as of March 29, 2014, and December 28, 2013:

	March 29, 2014	December 28, 2013
Assets
Current assets	$1,072	$1,099
Property and equipment, net	8,638	8,713
Other assets	134	137
Total Assets	$9,844	$9,949
Liabilities
Accounts payable	$575	$861
Accrued expenses	223	202
Current maturities of long-term debt obligations	788	797
Long-term debt obligations, net of current maturities	3,736	3,796
Other liabilities (a)	424	469
Total Liabilities	$5,746	$6,125

(a)          Other liabilities represent loans between ARCA and AAP that are eliminated in consolidation.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

The following table summarizes the operating results of AAP for the three months ended March 29, 2014, and March 30, 2013:

	Three Months Ended
	March 29, 2014	March 30, 2013
Revenues	$2,824	$2,577
Gross profit	890	316
Operating income (loss)	342	(53)
Net income (loss)	274	(110)

4.                                      Other Assets

Other assets as of March 29, 2014, and December 28, 2013, consist of the following:

	March 29, 2014	December 28, 2013
Deposits	$411	$411
Recycling contract, net	160	179
Debt issuance costs, net	251	278
Patent costs	21	21
Goodwill	38	38
	$881	$927

For the three months ended March 29, 2014, and March 30, 2013, we recorded amortization expense of $19 and $20, respectively, related to our recycling contract. For the three months ended March 29, 2014, and March 30, 2013, we recorded non-cash interest expense of $27 and $49, respectively, related to debt issuance costs.

5.                                      Accrued Expenses

Accrued expenses as of March 29, 2014, and December 28, 2013, consist of the following:

	March 29, 2014	December 28, 2013
Compensation and benefits	$1,343	$1,317
Accrued incentive and rebate checks	461	461
Accrued rent	862	1,121
Warranty expense	30	34
Accrued payables	227	437
Current portion of deferred gain on sale-leaseback of building	244	365
Deferred revenue	196	346
Other	941	725
	$4,304	$4,806

6.                                      Line of Credit

On January 24, 2011, we entered into a Revolving Credit, Term Loan and Security Agreement, as amended, (“Revolving Credit Agreement”) with PNC Bank, National Association (“PNC”) that provides us with a $15,000 revolving line of credit.  See Note 8 for further discussion regarding the Term Loan entered into with PNC.  The Revolving Credit Agreement has a stated maturity date of January 24, 2016, if not renewed.  The Revolving Credit Agreement includes a lockbox agreement and a subjective acceleration clause and as a result we have classified the revolving line of credit as a current liability.  The Revolving Credit Agreement is collateralized by a security interest in substantially all of our assets and PNC is also secured by an inventory repurchase

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

agreement with Whirlpool Corporation for Whirlpool purchases only.  We also issued a $750 letter of credit in favor of Whirlpool Corporation.  The Revolving Credit Agreement requires starting with the fiscal quarter ending March 29, 2014, and continuing at the end of each quarter thereafter, that we meet a minimum fixed charge coverage ratio of 1.1 to 1.0, measured on a trailing twelve-month basis.  The Revolving Credit Agreement limits investments we can purchase, the amount of other debt and leases we can incur, the amount of loans we can issue to our affiliates and the amount we can spend on fixed assets, along with prohibiting the payment of dividends. As of March 29, 2014 and December 28, 2013, we were in compliance with all covenants under the Revolving Credit Agreement.

The interest rate on the revolving line of credit is PNC Base Rate plus 1.75%, or 1-, 2- or 3-month PNC LIBOR Rate plus 2.75%.  The PNC Base Rate shall mean, for any day, a fluctuating per annum rate of interest equal to the highest of (i) the interest rate per annum announced from time to time by PNC at its prime rate, (ii) the Federal Funds Open Rate plus 0.5%, and (iii) the one-month LIBOR rate plus 100 basis points (1%).  As of March 29, 2014, the outstanding line of credit balance was $8,336 with a weighted average interest rate of 3.12%.  As of December 28, 2013, the outstanding line of credit balance was $9,661 with a weighted average interest rate of 4.27%, which included both PNC LIBOR Rate and PNC Base Rate loans.

The amount of revolving borrowings under the Revolving Credit Agreement is based on a formula using accounts receivable and inventories.  We may not have access to the full $15,000 revolving line of credit due to the formula using accounts receivable and inventories, the amount of the letter of credit issued in favor of Whirlpool Corporation and the amount of outstanding loans between PNC and our AAP joint venture.  As of March 29, 2014, and December 28, 2013, our available borrowing capacity under the Revolving Credit Agreement was $5,288 and $3,966, respectively.

7.                                      Deferred Gain

In connection with the September 25, 2009, sale-leaseback of our St. Louis Park, Minnesota, building, we recorded a deferred gain of $2,436.  The deferred gain is being amortized over the initial lease period of five years. For the three months ended March 29, 2014, and March 30, 2013, we amortized $122 and $121, respectively, of the deferred gain. The deferred gain amortization is netted against rent expense as a component of selling, general and administrative expenses in the consolidated statements of comprehensive income.

8.                                      Borrowings

Long-term debt, capital lease and other financing obligations as of March 29, 2014, and December 28, 2013, consist of the following:

	March 29, 2014	December 28, 2013
PNC term loan	$1,721	$1,785
Susquehanna term loans	3,678	3,783
2.75% note, due in monthly installments of $3, including interest, due October 2024, collateralized by equipment	374	381
10.00% note, due in monthly installments of $13, including interest, due December 2014	111	147
Capital leases and other financing obligations	540	482
	6,424	6,578
Less current maturities	1,122	1,131
	$5,302	$5,447

On January 24, 2011, we entered into a $2,550 Term Loan (“Term Loan”) with PNC Bank to refinance the mortgage on our California facility.  The Term Loan is payable as follows, subject to acceleration upon the occurrence of an event of default or termination of the Revolving Credit Agreement: 119 consecutive monthly principal payments of $21 plus interest commencing on February 1, 2011, and continuing on the first day of each month thereafter followed by a 120th payment of all unpaid principal, interest and fees on February 1, 2021. If the Revolving Credit Agreement is not renewed, a balloon payment of $1,254 in principal plus interest and additional fees will be due on January 24, 2016. The Term Loan is collateralized with our California facility

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

located in Compton, California. The interest rate is PNC Base Rate plus 2.25%, or 1-, 2- or 3-month PNC LIBOR Rate plus 3.25%. As of March 29, 2014, and December 28, 2013, the weighted average interest rate was 3.67% and 5.50%, respectively, which included both PNC LIBOR Rate and PNC Base Rate loans.

On March 10, 2011, ARCA Advanced Processing, LLC entered into three separate commercial term loans (“AAP Term Loans”) with Susquehanna Bank, pursuant to the guidelines of the U.S. Small Business Administration 7(a) Loan Program.  The total amount of the AAP Term Loans is $4,750, split into three separate loans for $2,100; $1,400; and $1,250.  The AAP Term Loans mature in ten years and bear an interest rate of Prime plus 2.75%.  As of March 29, 2014, and December 28, 2013, the interest rate was 6.00%.  Borrowings under the AAP Term Loans are secured by substantially all of the assets of AAP along with liens on the business assets and certain personal assets of the owners of 4301 Operations, LLC. We are a guarantor of the AAP Term Loans along with 4301 Operations, LLC and its owners.

Capital leases and other financing obligations:  We acquire certain equipment under capital leases and other financing obligations.  The cost of the equipment was approximately $1,992 and $2,020 as of March 29, 2014, and December 28, 2013, respectively.  Accumulated amortization as of March 29, 2014, and December 28, 2013, was approximately $1,624 and $1,630, respectively.  Depreciation and amortization expense is included in cost of revenues and selling, general and administrative expenses.

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

10.                               Income Taxes

Our overall effective tax rate, based on projected full-year taxable income, was 42% and 0% for the three months ended March 29, 2014 and March 30, 2013. The higher tax rate is attributable to the use of a net operating loss with a corresponding valuation allowance in the quarter ended March 30, 2013. The effective tax rate varies from the federal statutory rate of 34% due primarily to the impact of state taxes and share-based compensation.

We regularly evaluate both positive and negative evidence related to retaining a valuation allowance against our deferred tax assets.  The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. We have concluded based on the weight of negative evidence that a valuation allowance should be maintained against certain deferred tax assets that we do not expect to utilize as of March 29, 2014.

11.                               Shareholders’ Equity

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

The 2011 Plan provides for the issuance of up to 700 shares of Common Stock pursuant to awards granted under the 2011 Plan.  Options granted to employees typically vest over two to three years while grants to non-employee directors vest in six months.  As of March 29, 2014, 497 options were outstanding under the 2011 Plan.  Our 2006 Stock Option Plan (the “2006 Plan”) expired on June 30, 2011, but the options outstanding under the 2006 Plan continue to be exercisable in accordance with their terms.  As of March 29, 2014, 381 options were outstanding under the 2006 Plan.  Our Restated 1997 Stock Option Plan (the “1997 Plan”) has expired, but the options outstanding under the expired 1997 Plan continue to be exercisable in accordance with their terms.  As of March 29, 2014, options to purchase an aggregate of 8 shares were outstanding under the 1997 Plan.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

During the first quarter of 2014, we granted 130 stock options from our 2011 Plan with exercise prices ranging from $2.89 per share to $3.00 per share, a vesting period of 36 months and weighted average fair values ranging from $2.21 per share to $2.30 per share.

The following table summarizes the weighted-average assumptions used to estimate the fair value of stock options granted during the first quarter of 2014 using the Black-Scholes Model:

Expected dividend yield	—
Expected stock price volatility	86.5%
Risk-free interest rate	2.1%
Expected life of options (years)	7.0

Stock warrants:  As of March 29, 2014, we had 278 warrants outstanding that were fully vested and have exercise prices ranging from $0.73 per share to $3.55 per share, which begin to expire in October 2019.

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

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

The following tables present our segment information for periods indicated:

	Three Months Ended
	March 29, 2014	March 30, 2013
Revenues:
Retail	$16,937	$18,321
Recycling	16,555	12,103
Total revenues	$33,492	$30,424

Operating income (loss):
Retail	$103	$(182)
Recycling	2,127	792
Unallocated corporate	(160)	(185)
Total operating income	$2,070	$425

Assets:
Retail	$22,707	$19,227
Recycling	17,230	15,010
Corporate assets not allocable	4,709	5,967
Total assets	$44,646	$40,204

Cash capital expenditures:
Retail	$—	$—
Recycling	4	2
Corporate assets not allocable	52	43
Total cash capital expenditures	$56	$45

Depreciation and amortization:
Retail	$43	$53
Recycling	210	194
Unallocated corporate	81	90
Total depreciation and amortization	$334	$337

Interest expense:
Retail	$65	$112
Recycling	92	91
Unallocated corporate	84	80
Total interest expense	$241	$283

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The forward-looking statements contained in this quarterly report, and other written and oral forward-looking statements made by us from time to time, are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements.  Any forward-looking information regarding our operations will be affected primarily by individual retail stores’ profitability, the volume of appliance sales, the strength of energy conservation recycling programs and general economic conditions affecting consumer demand for appliances.  Any forward-looking information will also be affected by our continued ability to purchase product from our suppliers at acceptable prices, the ability of individual retail stores to meet planned revenue levels, the number of retail stores, costs and expenses being realized at higher than expected levels, our ability to secure an adequate supply of special-buy appliances for resale, the ability to secure appliance recycling and replacement contracts with sponsors of energy efficiency programs, the ability of customers to supply units under their recycling contracts with us, the performance of our consolidated variable interest entity and the continued availability of our current line of credit.  Other factors that might cause such a difference include, but are not limited to, those discussed in Item 1A “Risk Factors” in our annual report on Form 10-K for the year ended December 28, 2013.

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

We derive revenues from the sale of carbon offsets created by the destruction of ozone-depleting CFCs captured at our ARCA and AAP regional processing centers. We expect to create carbon offsets and derive revenues in the future through California’s market, but cannot predict the amount or frequency of carbon offset sales. Carbon offset sales are dependent on market conditions, including demand and acceptable market prices. During the first quarter of 2014, the combination of ARCA and AAP recognized $1.0 million in carbon offset revenues compared to none during the same quarter of the prior year.

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

Reporting Period.  Operating results for the three months ended March 29, 2014, and March 30, 2013, are presented using 13-week periods.  The results of operations for any interim period are not necessarily indicative of the results for the year.

Results of Operations

The following table sets forth our consolidated financial data as a percentage of total revenues for the three months ended March 29, 2014, and March 30, 2013:

	Three Months Ended
	March 29, 2014	March 30, 2013
Revenues:
Retail	49.6%	59.3%
Recycling	36.0%	27.3%
Byproduct	14.4%	13.4%
Total revenues	100.0%	100.0%
Cost of revenues	71.8%	74.0%
Gross profit	28.2%	26.0%
Selling, general and administrative expenses	22.0%	24.6%
Operating income	6.2%	1.4%
Other expense:
Interest expense, net	(0.7)%	(0.9)%
Other expense, net	(0.1)%	—%
Income before income taxes and noncontrolling interest	5.4%	0.5%
Provision for income taxes	2.1%	—%
Net income	3.3%	0.5%
Net loss (income) attributable to noncontrolling interest	(0.4)%	0.2%
Net income attributable to controlling interest	2.9%	0.7%

For the Three Months Ended March 29, 2014, and March 30, 2013

The following table sets forth the key results of operations by segment for the three months ended March 29, 2014, and March 30, 2013 (dollars in millions):

	Three Months Ended
	March 29, 2014	March 30, 2013	% Change
Revenues:
Retail	$16.9	$18.3	(8)%
Recycling	16.6	12.1	37%
Total revenues	$33.5	$30.4	10%

Operating income (loss):
Retail	$0.1	$(0.2)	150%
Recycling	2.1	0.8	163%
Unallocated corporate costs	(0.1)	(0.2)	14%
Total operating income	$2.1	$0.4	387%

Our total revenues of $33.5 million for the three months ended March 29, 2014, increased $3.1 million or 10% from $30.4 million for the three months ended March 30, 2013. The change in segment revenues was attributed primarily to the following factors:

Retail Segment:

•	Revenues were down $1.4 million compared with the same period of the prior year.

•	Same-store revenues declined by $1.0 million compared with the same period of the prior year.

•	The closure of a store in the second quarter of 2013 resulted in a $0.4 million decrease in revenues compared with the same period of the prior year.

Recycling Segment:

•	Revenues were up $4.5 million compared with the same period of the prior year.

•	Appliance replacement program revenues increased by $4.1 million compared with the same period of the prior year.

•	Recycling only program revenues declined by $0.3 million compared with the same period of the prior year.

•	Carbon offset revenues increased by $1.0 million compared with the same period of the prior year.

•	Byproduct revenues generated from the sale of raw materials declined $0.3 million compared with the same period of the prior year.

Recycling segment revenues and retail segment revenues each include a portion of byproduct revenues.  For both the three months ended March 29, 2014, and 2013, the recycling segment accounted for approximately 93% of the byproduct revenues.

Retail segment revenues accounted for 51% of total revenues in the three months ended March 29, 2014, compared with 60% in the same period of the prior year. The increase in appliance replacement program revenues and carbon offset revenues impacted the overall mix of revenues between the retail and recycling segments for the three months ended March 29, 2014, compared with same period of the prior year. Future revenues and related earnings from appliance replacement programs, if any, are uncertain and may fluctuate significantly from year to year. Factors impacting future appliance replacement program revenues and earnings include the type and scope of energy efficiency programs approved by regulatory agencies, competitive bidding, contract changes, non-renewals and early cancellations.

Our total operating income of $2.1 million for the three months ended March 29, 2014, increased $1.7 million compared with $0.4 million for the three months ended March 30, 2013.  The change in segment operating income was attributed primarily to the following factors:

Retail Segment:

•	Operating income was up $0.3 million compared with the same period of the prior year.

•	Gross profit declined by $0.1 million compared to the same period of the prior year.

•	Store operating and occupancy expenses improved by $0.4 million compared to the same period of the prior year.

Recycling Segment:

•	Operating income was up $1.3 million compared with the same period of the prior year.

•
The improvement was attributed primarily to the increase in appliance replacement and carbon offset revenues mentioned previously and a 65% decline in the cost of certain recyclable appliances purchased by AAP.

Revenues.  Revenues for the three months ended March 29, 2014, and March 30, 2013, were as follows (dollars in millions):

	Three Months Ended
	March 29, 2014	March 30, 2013	% Change
Retail	$16.6	$18.0	(8)%
Recycling	12.1	8.3	46%
Byproduct	4.8	4.1	18%
	$33.5	$30.4	10%

Retail Revenues.  Our retail revenues of $16.6 million for the three months ended March 29, 2014, decreased $1.4 million, or 8%, from $18.0 million for the three months ended March 30, 2013.  The decrease in retail revenues was due primarily to a decline in same-store sales along with the closure of an underperforming store that was operating for the entire three-month period in 2013. The store closure represented a $0.4 million decline in revenues and same-store sales declined by $1.0 million, or 5.8%. Our same-store sales includes contract sales, which increased to $1.0 million compared to $0.3 million in the same period of 2013.

We are evaluating underperforming stores and stores with expiring leases that have a range of outcomes from right-sizing the showroom space to closure. We closed one underperforming store in May 2013 as a result of not renewing the lease.

Recycling Revenues.  Our recycling revenues of $12.1 million for the three months ended March 29, 2014, increased $3.8 million, or 46%, from $8.3 million in the three months ended March 30, 2013.  Recycling revenues are comprised of two components: (1) appliance recycling revenues generated by collecting and recycling appliances for utilities and other sponsors of energy efficiency programs and (2) replacement program revenues generated by recycling and replacing old appliances with new energy efficient models for programs sponsored by utility companies.  Appliance recycling revenues decreased 15% to $1.9 million for the three months ended March 29, 2014, compared with $2.2 million in the same period of the prior year, due primarily to lower volumes under certain contracts and the loss of certain contracts operating during the same three-month period of the prior year.  The number of units driving our appliance recycling revenues declined 16% compared with the same period of the prior year.  Appliance replacement program revenues increased 68% to $10.2 million in the three months ended March 29, 2014, compared with $6.1 million in the same period of the prior year, due primarily to higher volumes and the mix of appliance replacements. Future revenues from appliance replacement programs, if any, are uncertain and may fluctuate significantly from period to period.

Byproduct Revenues.  Our byproduct revenues of $4.8 million for the three months ended March 29, 2014, increased $0.7 million, or 18%, from $4.1 million in the same period of the prior year.  The increase in byproduct revenues was primarily the result of recognizing $1.0 million in carbon offset revenues: $0.7 million at ARCA and $0.3 million at AAP. Byproduct revenues include all of the revenues generated by AAP.  AAP revenues of $2.8 million increased $0.2 million compared with the same period of the prior year, due primarily to recognizing $0.3 million in carbon offset revenues and partially offset by a 6% decline in recyclable appliances by weight compared with the same period of the prior year. We expect to recognize an additional $0.5 million in consolidated carbon offset revenues during the latter half of 2014, related to the destruction of CFCs during the first quarter of 2014. We continue to recover and store refrigerants and expect to generate carbon offset revenues in the future, although the frequency of these transactions will vary based on volume levels and market conditions.

Total Gross Profit.  Our gross profit of $9.4 million in the three months ended March 29, 2014, increased $1.5 million, or 19%, from $7.9 million in the three months ended March 30, 2013.  Gross profit as a percentage of total revenues increased to 28.2% for the three months ended March 29, 2014, compared with 26.0% in the same period of the prior year. Our gross profit as a percentage of total revenues for future periods can be affected favorably or unfavorably by numerous factors, including:

1.	The mix of retail products we sell.

2.	The prices at which we purchase product from the major appliance manufacturers that supply product to us.

3.	The prices at which we can purchase recyclable appliances for processing at our RPCs.

4.	The volume of appliances we receive through our recycling and replacement contracts.

5.	The volume and price of byproduct materials.

6.	The volume and price of carbon offset sales created by the destruction of ozone-depleting refrigerants.

Retail Segment Gross Profit. Retail gross profit decreased by $0.2 million to $4.9 million compared with $5.1 million in same period of the prior year. The decline was primarily the result of generating lower sales. Gross profit as a percentage of related revenues increased to 28.9% for the three months ended March 29, 2014, compared with 27.6% in the same period of the prior year.  The increase was primarily the result of a favorable retail sales mix, a $0.3 million increase in purchase volume discounts and a $0.1 million increase in carbon offset revenues compared with the same period of the prior year.

Recycling Segment Gross Profit. Recycling gross profit increased by $1.7 million to $4.5 million compared with $2.8 million in same period of the prior year. The improvement was attributed primarily to the increase in appliance replacement and carbon offset revenues mentioned previously. Gross profit as a percentage of related revenues increased to 27.5% for the three months ended March 29, 2014, compared with 23.6% in the same period of the prior year. The increase is primarily the result of a $0.9 million increase in carbon offset revenues and a 65% decline in the cost of certain recyclable appliance purchased by AAP.

Selling, General and Administrative Expenses.  Our selling, general and administrative (“SG&A”) expenses for the three months ended March 29, 2014, decreased $0.1 million to $7.4 million compared with $7.5 million for the same period of the prior year.  Our SG&A expenses as a percentage of total revenues decreased to 22.0% in the three months ended March 29, 2014, compared with 24.6% in the same period last year.

Selling expenses decreased $0.4 million to $4.2 million, or 12.5% of total revenues, for the three months ended March 29, 2014, compared with $4.6 million, or 15.0% of total revenues, in the same period of the prior year.  The decrease in selling expenses was due primarily to closing an ApplianceSmart store mentioned previously and lower store operating expenses.

General and administrative expenses increased $0.3 million to $3.2 million for the three months ended March 29, 2014, compared with $2.9 million in the same period of the prior year. The increase was due primarily to an increase in recycling expenses to support the increased volume generated through our appliance replacement programs. The increase in recycling expenses was partially offset by a reduction in corporate expenses related to expense reduction initiatives implemented during the latter portion of first quarter in 2013.

Interest expense, net: Interest expense for the three months ended March 29, 2014, decreased $42,000 compared with the same period of the prior year. The decline was the result of a lower interest rate under the line of credit coupled with a lower average outstanding balance under the line of credit. In connection with the interest rate reduction provisions under the third amendment to Credit Agreement with PNC Bank, National Association, the interest rate on our line of credit decreased by 100 basis points as of January 31, 2014.

Provision for Income Taxes.  We recorded a provision for income taxes of $0.7 million, at an effective tax rate of 42%, for the three months ended March 29, 2014. The provision for income taxes for the three months ended March 29, 2014, is related primarily to projected full-year taxable income in the United States partially offset by expected benefits in Canada. Due to uncertainties regarding the realization of deferred tax assets, we are continuing to carry a full valuation allowance against certain deferred tax assets we do not expect to realize.

Noncontrolling Interest.  Noncontrolling interest represents 4301’s share of AAP’s net income (loss).  Under the AAP joint venture agreement, ARCA and 4301 each have a 50% interest in AAP.  AAP reported net income of $274,000 for the three months ended March 29, 2014, of which $137,000 represented the income attributable to noncontrolling interest. AAP reported a net loss of $110,000 for the three months ended March 30, 2013, of which $55,000 represented the loss attributable to noncontrolling interest.

Liquidity and Capital Resources

Summary.  Cash and cash equivalents as of March 29, 2014, were $2.9 million compared with $1.9 million as of December 28, 2013.  Working capital, the excess of current assets over current liabilities, increased to $11.8 million as of March 29, 2014, compared with $10.6 million as of December 28, 2013.  The increase was primarily the result of a lower balance under our line of credit and a higher cash and cash equivalents balance, which was partially offset by lower outstanding trade receivables and an increase in the balance of income taxes payable.

The following table summarizes our cash flows for the three months ended March 29, 2014, and March 30, 2013 (in millions):

	Three Months Ended
	March 29, 2014	March 30, 2013
Total cash and cash equivalents provided by (used in):
Operating activities	$2.6	$4.3
Investing activities	—	(0.5)
Financing activities	(1.5)	(3.0)
Effect of exchange rates on cash and cash equivalents	(0.1)	—
Increase in cash and cash equivalents	$1.0	$0.8

Operating Activities.  Our net cash provided by operating activities was $2.6 million for the three months ended March 29, 2014, compared with $4.3 million for the three months ended March 30, 2013.  The change in operating cash was primarily the result of generating $2.9 million in cash during the first quarter of 2013 compared with $0.4 million during the first quarter of 2014 by lowering our appliance inventory.

Investing Activities.  Our net cash used in investing activities was $44,000 for the three months ended March 29, 2014, compared with $0.5 million for the three months ended March 30, 2013.  Net cash used in investing activities for the three months ended

March 29, 2014, was primarily related to the purchase of property and equipment.  The net cash used in investing activities for the three months ended March 30, 2013, was related primarily to an increase in restricted cash as a result of a reserve required by our credit card processor.

Financing Activities.  Our net cash used in financing activities was $1.5 million for the three months ended March 29, 2014, compared with $3.0 million for the three months ended March 30, 2013.  Net cash used in financing activities for the three months ended March 29, 2014, was related primarily to net payments under our line of credit and the repayment of long-term debt obligations. Net cash used in financing activities for the three months ended March 30, 2013, was also related primarily to net payments under our line of credit and the repayment of long-term debt obligations.

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

Outstanding Indebtedness.  On January 24, 2011, we entered into a Revolving Credit, Term Loan and Security Agreement, as amended, (“Revolving Credit Agreement”) with PNC Bank, National Association (“PNC”) that provides us with a $15.0 million revolving line of credit.  The Revolving Credit Agreement has a stated maturity date of January 24, 2016, if not renewed.  The Revolving Credit Agreement is collateralized by a security interest in substantially all of our assets and PNC is also secured by an inventory repurchase agreement with Whirlpool Corporation for Whirlpool purchases only.  We also issued a $750,000 letter of credit in favor of Whirlpool Corporation.  The Revolving Credit Agreement requires starting with the fiscal quarter ended March 29, 2014, and continuing at the end of each quarter thereafter, that we meet a minimum fixed charge coverage ratio of 1.1 to 1.0, measured on a trailing twelve-month basis.  For the fiscal quarter ended March 29, 2014, we reported a fixed charge coverage ratio of 5.3 to 1.0. The Revolving Credit Agreement limits investments we can purchase, the amount of other debt and leases we can incur, the amount of loans we can issue to our affiliates and the amount we can spend on fixed assets, along with prohibiting the payment of dividends. As of March 29, 2014 and December 28, 2013, we were in compliance with all covenants under the Revolving Credit Agreement.

The interest rate on the revolving line of credit is PNC Base Rate plus 1.75%, or 1-, 2- or 3-month PNC LIBOR Rate plus 2.75%.  The PNC Base Rate shall mean, for any day, a fluctuating per annum rate of interest equal to the highest of (i) the interest rate per annum announced from time to time by PNC at its prime rate, (ii) the Federal Funds Open Rate plus 0.5%, and (iii) the one-month LIBOR rate plus 1%.  As of March 29, 2014, the outstanding line of credit balance was $8.3 million with a weighted average interest rate of 3.12%, which included both PNC LIBOR Rate and PNC Base Rate loans.  As of December 28, 2013, the outstanding line of credit balance was $9.7 million with a weighted average interest rate of 4.27%, which included both PNC LIBOR Rate and PNC Base Rate loans.

The amount of borrowings available under the Revolving Credit Agreement is based on a formula using accounts receivable and inventories.  We may not have access to the full $15.0 million revolving line of credit due to the formula using accounts receivable and inventories, the amount of the letter of credit issued in favor of Whirlpool Corporation and the amount of outstanding loans between PNC and our AAP joint venture.  As of March 29, 2014, and December 28, 2013, our available borrowing capacity under the Revolving Credit Agreement was $5.3 million and $4.0 million, respectively.

On January 24, 2011, we entered into a $2.55 million Term Loan (“Term Loan”) with PNC Bank to refinance the mortgage on our California facility.  The Term Loan is payable as follows, subject to acceleration upon the occurrence of an event of default or termination of the Revolving Credit Agreement: 119 consecutive monthly principal payments of $21,000 plus interest commencing on February 1, 2011, and continuing on the first day of each month thereafter followed by a 120th payment of all unpaid principal, interest and fees on February 1, 2021. If the Revolving Credit Agreement is not renewed, a balloon payment of $1,253,750 in principal plus interest and additional fees will be due on January 24, 2016. The Term Loan is collateralized with our California facility located in Compton, California. The interest rate is PNC Base Rate plus 2.25%, or 1-, 2- or 3-month PNC LIBOR Rate plus 3.25%.  As of March 29, 2014, and December 28, 2013, the weighted average interest rate was 3.67% and 5.50%, respectively.

On March 10, 2011, ARCA Advanced Processing, LLC entered into three separate commercial term loans (“AAP Term Loans”) with Susquehanna Bank, pursuant to the guidelines of the U.S. Small Business Administration 7(a) Loan Program.  The total amount of the AAP Term Loans is $4.75 million, split into three separate loans for $2.1 million, $1.4 million and $1.25 million.  The AAP Term Loans mature in ten years and bear an interest rate of Prime plus 2.75%.  As of March 29, 2014, and December 28, 2013, the interest rate was 6.00%.  Borrowings under the AAP Term Loans are secured by substantially all of the assets of AAP along with liens on the business assets and certain personal assets of the owners of 4301 Operations, LLC. We are a guarantor of the AAP Term Loans along with 4301 Operations, LLC and its owners.

The following table summarizes our borrowings as of March 29, 2014, and December 28, 2013 (in millions):

	March 29, 2014	December 28, 2013
Line of credit	$8.3	$9.7
PNC Bank Term Loan	1.7	1.8
Susquehanna Bank Term Loans (1)	3.7	3.8
Other financing obligations and loans (1)	0.8	0.7
Capital leases and other financing obligations	0.2	0.2
	14.7	16.2
Less: current portion of debt	9.4	10.8
	$5.3	$5.4

(1) Represents notes from consolidating AAP.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Impact of Inflation

Interest Rate Risk.  We do not believe there is any significant risk related to interest rate fluctuations on our long-term fixed-rate debt.  There is interest rate risk on the line of credit, PNC Term Loan and Susquehanna Bank Term Loans, since our interest rate floats.  The outstanding balance on our floating rate loans as of March 29, 2014, was approximately $13.7 million.  Based on average floating rate borrowings of $14.5 million, a hypothetical 100 basis point change in the applicable interest rate would have caused our interest expense to change for the three months ended March 29, 2014, by approximately $37,000.

Foreign Currency Exchange Rate Risk.  We currently generate revenues in Canada.  The reporting currency for our consolidated financial statements is U.S. dollars.  It is not possible to determine the exact impact of foreign currency exchange rate changes; however, the effect on reported revenue and net earnings can be estimated.  We estimate that the U.S. dollar against the Canadian dollar had an immaterial impact on the revenues and net income for the three months ended March 29, 2014.  We do not currently hedge foreign currency fluctuations and do not intend to do so for the foreseeable future.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at March 29, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at March 29, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the first quarter of fiscal 2014, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In 2007, we entered into an agreement with AMTIM Capital, Inc. (“AMTIM”) to act as our representative to market our recycling services in Canada under an arrangement that pays AMTIM for revenues generated by recycling services in Canada as set forth in the agreement between the parties.  A dispute has arisen between AMTIM and us with respect to the calculation of amounts due to AMTIM pursuant to the agreement.  AMTIM claims a discrepancy in the calculation of fees due to AMTIM by us of more than $600,000 as of mid-2010.  We commenced an action in the U.S. District Court for a determination of the parties’ rights under the agreement.  AMTIM started its own action in Ontario, Canada, against us for amounts it claims are due pursuant to the agreement.  We moved the Canadian court for a stay of that action pending the U.S. action.  AMTIM requested the U.S. District Court to stay the U.S. action pending resolution of the Canadian court action.  AMTIM’s motion was denied by the U.S. District Court and as a result, we obtained a default judgment against AMTIM approving the manner in which we have historically calculated fees due to AMTIM.  Shortly thereafter, the Canadian court dismissed our motion to stay the Canadian action.  We thereafter sought dismissal of the Canadian action for lack of jurisdiction of the Canadian courts.  That motion was denied by the Canadian court.  We appealed that denial and the Canadian appellate court upheld the denial indicating that the Company’s position may support a dismissal ruling on other grounds.  We moved for dismissal on such other grounds and the Canadian lower court denied that motion.  The Company, thereafter, appealed that decision to the Ontario appellate court.  The appellate court denied the Company’s appeal, allowing the case to go forward to trial.  The Company has petitioned the Supreme Court of Canada for review of the lower appellate court’s decision and is awaiting that court’s response.  Although the outcome is uncertain, we believe the possibility of a material loss is remote.

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

101**
The following materials from our Quarterly Report on Form 10-Q for the three-month periods ended March 29, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Notes to Consolidated Financial Statements, and (v) document and entity information.

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

Appliance Recycling Centers of America, Inc.
(Registrant)

Date:	May 9, 2014	By:	/s/ Edward R. Cameron
Edward R. Cameron
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2014	By:	/s/ Jeffrey A. Cammerrer
Jeffrey A. Cammerrer
Chief Financial Officer
(Principal Financial and Accounting Officer)