Form 10-Q
period 2014-09-27
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2014-11-07
CIK 862861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 27, 2014

or

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

As of November 6, 2014, there were outstanding 5,788,318 shares of the registrant’s Common Stock, without par value.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

INDEX TO FORM 10-Q

PART I.                 FINANCIAL INFORMATION

Item 1.Financial Statements

 APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	September 27, 2014	December 28, 2013
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$2,883	$1,948
Accounts receivable, net of allowance of $58 and $27, respectively	11,681	12,278
Inventories, net of reserves of $280 and $175, respectively	16,520	16,654
Income taxes receivable	107	82
Other current assets	1,368	622
Deferred income tax assets	523	523
Total current assets	33,082	32,107
Property and equipment, net	11,485	11,424
Restricted cash	—	500
Other assets	791	927
Deferred income tax assets	20	21
Total assets (a)	$45,378	$44,979
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,765	$5,880
Accrued expenses	3,939	4,806
Line of credit	7,584	9,661
Current maturities of long-term obligations	1,154	1,131
Income taxes payable	145	—
Total current liabilities	19,587	21,478
Long-term obligations, less current maturities	5,357	5,447
Deferred income tax liabilities	1,092	1,092
Total liabilities (a)	26,036	28,017
Commitments and contingencies
Shareholders’ equity:
Common Stock, no par value; 10,000 shares authorized; issued and outstanding: 5,788 shares and 5,571 shares, respectively	21,132	20,846
Accumulated deficit	(3,212)	(5,331)
Accumulated other comprehensive loss	(567)	(464)
Total shareholders’ equity	17,353	15,051
Noncontrolling interest	1,989	1,911
	19,342	16,962
Total liabilities and shareholders’ equity	$45,378	$44,979

(a) Assets of ARCA Advanced Processing, LLC (AAP), our consolidated variable interest entity, that can only be used to settle obligations of AAP were $10,052 and $9,949 as of September 27, 2014, and December 28, 2013, respectively. Liabilities of AAP for which creditors do not have recourse to the general credit of Appliance Recycling Centers of America, Inc. were $2,248 and $1,874 as of September 27, 2014, and December 28, 2013, respectively.

See Notes to Unaudited Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Revenues:
Retail	$16,712	$17,018	$50,774	$52,878
Recycling	12,238	11,823	35,845	30,383
Byproduct	4,682	4,697	13,716	12,974
Total revenues	33,632	33,538	100,335	96,235
Costs of revenues	24,937	24,445	73,691	70,737
Gross profit	8,695	9,093	26,644	25,498
Selling, general and administrative expenses	7,612	7,291	22,283	22,071
Operating income	1,083	1,802	4,361	3,427
Other income (expense):
Interest expense, net	(194)	(320)	(640)	(925)
Other income (expense), net	(67)	7	(55)	(13)
Income before income taxes and noncontrolling interest	822	1,489	3,666	2,489
Provision for income taxes	317	227	1,469	372
Net income	505	1,262	2,197	2,117
Net loss (income) attributable to noncontrolling interest	51	(128)	(78)	(31)
Net income attributable to controlling interest	$556	$1,134	$2,119	$2,086

Income per common share:
Basic	$0.10	$0.20	$0.38	$0.38
Diluted	$0.09	$0.20	$0.37	$0.36

Weighted average common shares outstanding:
Basic	5,749	5,564	5,635	5,559
Diluted	5,869	5,777	5,747	5,723

Net income	$505	$1,262	$2,197	$2,117
Other comprehensive income (loss), net of tax:
Effect of foreign currency translation adjustments	(92)	40	(103)	(96)
Total other comprehensive income (loss), net of tax	(92)	40	(103)	(96)
Comprehensive income	413	1,302	2,094	2,021
Comprehensive loss (income) attributable to noncontrolling interest	51	(128)	(78)	(31)
Comprehensive income attributable to controlling interest	$464	$1,174	$2,016	$1,990

See Notes to Unaudited Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended
	September 27, 2014	September 28, 2013
Operating activities:
Net income	$2,197	$2,117
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	1,014	1,017
Share-based compensation	262	160
Amortization of deferred gain	(365)	(365)
Amortization of debt issuance costs	79	105
Other	32	16
Changes in assets and liabilities:
Accounts receivable	560	(4,541)
Inventories	134	2,025
Other current assets	(771)	118
Other assets and income taxes receivable	(2)	(38)
Accounts payable and accrued expenses	383	3,353
Income taxes payable	145	229
Net cash flows provided by operating activities	3,668	4,196

Investing activities:
Purchases of property and equipment	(299)	(357)
Decrease (increase) in restricted cash	500	(500)
Proceeds from sale of property and equipment	12	10
Net cash flows provided by (used in) investing activities	213	(847)

Financing activities:
Net payments under line of credit	(2,077)	(3,736)
Payments on debt obligations	(792)	(687)
Proceeds from issuance of debt obligations	—	220
Proceeds from issuance of Common Stock	24	36
Payment of debt issuance costs	—	(129)
Net cash flows used in financing activities	(2,845)	(4,296)

Effect of changes in exchange rate on cash and cash equivalents	(101)	(96)

Increase (decrease) in cash and cash equivalents	935	(1,043)
Cash and cash equivalents at beginning of period	1,948	3,174
Cash and cash equivalents at end of period	$2,883	$2,131

See Notes to Unaudited Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended
	September 27, 2014	September 28, 2013
Supplemental disclosures of cash flow information:
Cash payments for interest	$556	$712
Cash payments for income taxes, net of refunds	$1,352	$(110)

Non-cash investing and financing activities:
Equipment acquired under capital lease and other financing obligations	$725	$78

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

The accompanying consolidated financial statements of the Company are unaudited and have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and Article 8 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, normal and recurring adjustments and accruals considered necessary for a fair presentation for the periods indicated have been included.  Operating results for the three- and nine-month periods ended September 27, 2014, and September 28, 2013, are presented using 13- and 39-week periods, respectively.  The results of operations for any interim period are not necessarily indicative of the results for the year.

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

2.                                      Significant Accounting Policies

Trade receivables:  We carry unsecured trade receivables at the original invoice amount less an estimate made for doubtful accounts based on a monthly review of all outstanding amounts.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions.  We write off trade receivables when we deem them uncollectible.  We record recoveries of trade receivables previously written off when we receive them.  We consider a trade receivable to be past due if any portion of the receivable balance is outstanding for more than ninety days.  We do not charge interest on past due receivables.  Our management considers the allowance for doubtful accounts of $58 and $27 to be adequate to cover any exposure to loss as of September 27, 2014, and December 28, 2013, respectively.

Inventories:  Inventories, consisting principally of appliances, are stated at the lower of cost, determined on a specific identification basis, or market and consist of:

	September 27, 2014	December 28, 2013
Appliances held for resale	$16,301	$16,449
Processed metals from recycled appliances held for resale	499	380
Less provision for inventory obsolescence	(280)	(175)
	$16,520	$16,654

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

Property and equipment:  Property and equipment consists of the following:

	September 27, 2014	December 28, 2013
Land	$1,140	$1,140
Buildings and improvements	3,279	3,273
Equipment (including computer software)	21,432	20,561
Projects under construction	110	63
	25,961	25,037
Less accumulated depreciation and amortization	(14,476)	(13,613)
	$11,485	$11,424

Software development costs:  We capitalize software developed for internal use and are amortizing such costs over their estimated useful lives of three years.  Costs capitalized were $38 and $20 for the three months ended September 27, 2014, and September 28, 2013, respectively. Costs capitalized were $112 and $83 for the nine months ended September 27, 2014, and September 28, 2013, respectively.

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

Changes in our warranty accrual are as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Beginning Balance	$31	$41	$34	$47
Standard accrual based on units sold	8	10	24	36
Actual costs incurred	(4)	(4)	(12)	(12)
Periodic accrual adjustments	(4)	(8)	(15)	(32)
Ending Balance	$31	$39	$31	$39

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

Share-based compensation:  We recognize share-based compensation expense on a straight-line basis over the expected vesting period for share-based awards granted.  We use the Black-Scholes option pricing model to determine the fair value of awards at the grant date.  We calculate the expected volatility for stock awards using historical volatility.  We estimate a 0%-5% forfeiture rate for stock awards issued to all employees and members of the Board of Directors, but will continue to review these estimates in future periods.  The risk-free rates for the expected terms of the stock awards are based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected life represents the period that the stock awards are expected to be outstanding.  The expected dividend yield is zero as we have not paid or declared any cash dividends on our Common Stock.  Based on these valuations, we recognized share-based compensation expense of $122 and $101 for the three months ended September 27, 2014, and September 28, 2013, respectively, and $262 and $160 for the nine months ended September 27, 2014 and September 28, 2013, respectively.

Based on the value of options outstanding as of September 27, 2014, estimated future share-based compensation expense is as follows:

Fiscal year 2014	93
Fiscal year 2015	191
Fiscal year 2016	113
Fiscal year 2017	15
$412

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

Basic and diluted income per share:  Basic income per common share is computed based on the weighted average number of common shares outstanding.  Diluted income per common share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued.  Potentially dilutive shares of Common Stock include unexercised stock options and warrants.  Basic per share amounts are computed, generally, by dividing net income attributable to controlling interest by the weighted average number of common shares outstanding.  Diluted per share amounts assume the conversion, exercise or issuance of all potential Common Stock instruments unless their effect is anti-dilutive, thereby reducing the loss or increasing the income per common

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

share.  In calculating diluted weighted average shares and per share amounts, we included stock options and warrants with exercise prices below average market prices, for the respective reporting periods in which they were dilutive, using the treasury stock method.  We calculated the number of additional shares by assuming the outstanding stock options were exercised and that the proceeds from such exercises were used to acquire Common Stock at the average market price during the quarter.  For the three and nine months ended September 27, 2014, we excluded 404 and 384, respectively, options and warrants from the diluted weighted average share outstanding calculation as the effect of these options and warrants were anti-dilutive. For the three and nine months ended September 28, 2013, we excluded 364 and 465, respectively, options and warrants from the diluted weighted average shares outstanding calculation as the effect of these options were anti-dilutive.

A reconciliation of the denominator in the basic and diluted income per share is as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Numerator:
Net income attributable to controlling interest	$556	$1,134	$2,119	$2,086

Denominator:
Weighted average shares outstanding — basic	5,749	5,564	5,635	5,559
Employee stock options	120	27	112	3
Stock warrants	—	186	—	161
Weighted average shares outstanding — diluted	5,869	5,777	5,747	5,723

Income per share:
Basic	$0.10	$0.20	$0.38	$0.38
Diluted	$0.09	$0.20	$0.37	$0.36

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

The following table summarizes the assets and liabilities of AAP as of September 27, 2014, and December 28, 2013:

	September 27, 2014	December 28, 2013
Assets
Current assets	$942	$1,099
Property and equipment, net	8,981	8,713
Other assets	129	137
Total Assets	$10,052	$9,949
Liabilities
Accounts payable	$778	$861
Accrued expenses	182	202
Current maturities of long-term debt obligations	833	797
Long-term debt obligations, net of current maturities	3,946	3,796
Other liabilities (a)	334	469
Total Liabilities	$6,073	$6,125

(a)          Other liabilities represent loans between ARCA and AAP that are eliminated in consolidation.

The following table summarizes the operating results of AAP for the three and nine months ended September 27, 2014, and September 28, 2013:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Revenues	$2,888	$3,037	$8,340	$8,281
Gross profit	536	819	1,972	1,569
Operating income (loss)	(34)	331	359	272
Net income (loss)	(103)	255	154	62

4.                                      Other Assets

Other assets as of September 27, 2014, and December 28, 2013, consist of the following:

	September 27, 2014	December 28, 2013
Deposits	$413	$411
Recycling contract, net	120	179
Debt issuance costs, net	199	278
Patent costs	21	21
Goodwill	38	38
	$791	$927

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

For the three months ended September 27, 2014, and September 28, 2013, we recorded amortization expense of $20 and $20, respectively, related to our recycling contract. For the nine months ended September 27, 2014, and September 28, 2013, we recorded amortization expense of $59 and $60, respectively, related to our recycling contract. For the three months ended September 27, 2014, and September 28, 2013, we recorded non-cash interest expense of $26 and $28, respectively, related to debt issuance costs. For the nine months ended September 27, 2014, and September 28, 2013, we recorded non-cash interest expense of $79 and $105, respectively, related to debt issuance costs.

5.                                      Accrued Expenses

Accrued expenses as of September 27, 2014, and December 28, 2013, consist of the following:

	September 27, 2014	December 28, 2013
Compensation and benefits	$1,241	$1,317
Accrued incentive and rebate checks	412	461
Accrued rent	732	1,121
Warranty expense	31	34
Accrued payables	256	437
Current portion of deferred gain on sale-leaseback of building	—	365
Deferred revenue	268	346
Other	999	725
	$3,939	$4,806

6.                                      Line of Credit

On January 24, 2011, we entered into a Revolving Credit, Term Loan and Security Agreement, as amended, (“Revolving Credit Agreement”) with PNC Bank, National Association (“PNC”) that provides us with a $15,000 revolving line of credit.  See Note 8 for further discussion regarding the Term Loan entered into with PNC.  The Revolving Credit Agreement has a stated maturity date of January 24, 2016, if not renewed.  The Revolving Credit Agreement includes a lockbox agreement and a subjective acceleration clause and as a result we have classified the revolving line of credit as a current liability.  The Revolving Credit Agreement is collateralized by a security interest in substantially all of our assets and PNC is also secured by an inventory repurchase agreement with Whirlpool Corporation for Whirlpool purchases only.  We also issued a $750 letter of credit in favor of Whirlpool Corporation.  The Revolving Credit Agreement requires starting with the fiscal quarter ending March 29, 2014, and continuing at the end of each quarter thereafter, that we meet a minimum fixed charge coverage ratio of 1.1 to 1.0, measured on a trailing twelve-month basis.  The Revolving Credit Agreement limits investments we can purchase, the amount of other debt and leases we can incur, the amount of loans we can issue to our affiliates and the amount we can spend on fixed assets, along with prohibiting the payment of dividends. As of September 27, 2014 and December 28, 2013, we were in compliance with all covenants under the Revolving Credit Agreement.

The interest rate on the revolving line of credit is PNC Base Rate plus 1.75%, or 1-, 2- or 3-month PNC LIBOR Rate plus 2.75%.  The PNC Base Rate shall mean, for any day, a fluctuating per annum rate of interest equal to the highest of (i) the interest rate per annum announced from time to time by PNC at its prime rate, (ii) the Federal Funds Open Rate plus 0.5%, and (iii) the one-month LIBOR rate plus 100 basis points (1%).  As of September 27, 2014, the outstanding line of credit balance was $7,584 with a weighted average interest rate of 2.93%.  As of December 28, 2013, the outstanding line of credit balance was $9,661 with a weighted average interest rate of 4.27%, which included both PNC LIBOR Rate and PNC Base Rate loans.

The amount of revolving borrowings under the Revolving Credit Agreement is based on a formula using accounts receivable and inventories.  We may not have access to the full $15,000 revolving line of credit due to the formula using accounts receivable and inventories, the amount of the letter of credit issued in favor of Whirlpool Corporation and the amount of outstanding loans between PNC and our AAP joint venture.  As of September 27, 2014, and December 28, 2013, our available borrowing capacity under the Revolving Credit Agreement was $6,543 and $3,966, respectively.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

7.                                      Deferred Gain

In connection with the September 25, 2009, sale-leaseback of our St. Louis Park, Minnesota, building, we recorded a deferred gain of $2,436.  The deferred gain is being amortized over the initial lease period of five years. For the three months ended September 27, 2014, and September 28, 2013, we amortized $121 and $122, respectively, of the deferred gain. For the nine months ended September 27, 2014, and September 28, 2013, we amortized $365 and $365, respectively, of the deferred gain. The deferred gain amortization is netted against rent expense as a component of selling, general and administrative expenses in the consolidated statements of comprehensive income.

8.                                      Borrowings

Long-term debt, capital lease and other financing obligations as of September 27, 2014, and December 28, 2013, consist of the following:

	September 27, 2014	December 28, 2013
PNC term loan	$1,594	$1,785
Susquehanna term loans	3,463	3,783
2.75% note, due in monthly installments of $3, including interest, due October 2024, collateralized by equipment	358	381
10.00% note, due in monthly installments of $13, including interest, due December 2014	38	147
Capital leases and other financing obligations	1,058	482
	6,511	6,578
Less current maturities	1,154	1,131
	$5,357	$5,447

On January 24, 2011, we entered into a $2,550 Term Loan (“Term Loan”) with PNC Bank to refinance the mortgage on our California facility.  The Term Loan is payable as follows, subject to acceleration upon the occurrence of an event of default or termination of the Revolving Credit Agreement: 119 consecutive monthly principal payments of $21 plus interest commencing on February 1, 2011, and continuing on the first day of each month thereafter followed by a 120th payment of all unpaid principal, interest and fees on February 1, 2021. If the Revolving Credit Agreement is not renewed, a balloon payment of $1,254 in principal plus interest and additional fees will be due on January 24, 2016. The Term Loan is collateralized with our California facility located in Compton, California. The interest rate is PNC Base Rate plus 2.25%, or 1-, 2- or 3-month PNC LIBOR Rate plus 3.25%. As of September 27, 2014, and December 28, 2013, the weighted average interest rate was 3.53% and 5.50%, respectively, which included both PNC LIBOR Rate and PNC Base Rate loans.

On March 10, 2011, ARCA Advanced Processing, LLC entered into three separate commercial term loans (“AAP Term Loans”) with Susquehanna Bank, pursuant to the guidelines of the U.S. Small Business Administration 7(a) Loan Program.  The total amount of the AAP Term Loans is $4,750, split into three separate loans for $2,100; $1,400; and $1,250.  The AAP Term Loans mature in ten years and bear an interest rate of Prime plus 2.75%.  As of September 27, 2014, and December 28, 2013, the interest rate was 6.00%.  Borrowings under the AAP Term Loans are secured by substantially all of the assets of AAP along with liens on the business assets and certain personal assets of the owners of 4301 Operations, LLC. We are a guarantor of the AAP Term Loans along with 4301 Operations, LLC and its owners.

Capital leases and other financing obligations:  We acquire certain equipment under capital leases and other financing obligations.  The cost of the equipment was approximately $2,688 and $2,020 as of September 27, 2014, and December 28, 2013, respectively.  Accumulated amortization as of September 27, 2014, and December 28, 2013, was approximately $1,656 and $1,630, respectively.  Depreciation and amortization expense is included in cost of revenues and selling, general and administrative expenses.

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

Sales and Use Taxes: We operate in twenty-three states in the U.S. and in various provinces in Canada. From time to time, we are subject to sales and use tax audits that could result in additional taxes, penalties and interest owed to various taxing authorities. The California Board of Equalization is currently conducting a sales and use tax examination covering our California operations for 2011, 2012 and 2013. A large portion of the California operations in those years consisted of appliance replacement sales under programs conducted by utility companies on which we did not assess, collect or remit sales tax. For several reasons, including the fact that these replacement programs benefit low-income utility customers with ratepayer funds, we believe such transactions could be exempt from taxation. It is probable that the California Board of Equalization will disagree with our position and assess taxes, penalties and interest in an amount that is material to our financial position and results of operations. We intend to vigorously advance and defend our position in cooperation with local utilities and governmental regulatory entities should taxes, penalties and interest be assessed by the California Board of Equalization. At this time, we cannot estimate a range of potential impact on our consolidated financial statements.

10.                               Income Taxes

Our overall effective tax rate, based on projected full-year taxable income, was 40.1% and 14.5% for the nine months ended September 27, 2014 and September 28, 2013, respectively. The overall effective tax rate for the three months ended September 27, 2014 and September 28, 2013 was 38.6% and 15.2%, respectively. The lower tax rate in 2013 is attributable to the use of a net operating loss with a corresponding valuation allowance in the three and nine months ended September 28, 2013. The effective tax rate varies from the federal statutory rate of 34% due primarily to the impact of state taxes and share-based compensation.

We regularly evaluate both positive and negative evidence related to retaining a valuation allowance against our deferred tax assets.  The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. We have concluded based on the weight of negative evidence that a valuation allowance should be maintained against certain deferred tax assets that we do not expect to utilize as of September 27, 2014.

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

The 2011 Plan provides for the issuance of up to 700 shares of Common Stock pursuant to awards granted under the 2011 Plan.  Options granted to employees typically vest over two to three years while grants to non-employee directors vest in six months.  As of September 27, 2014, 537 options were outstanding under the 2011 Plan.  Our 2006 Stock Option Plan (the “2006 Plan”) expired on June 30, 2011, but the options outstanding under the 2006 Plan continue to be exercisable in accordance with their terms.  As of September 27, 2014, 381 options were outstanding under the 2006 Plan.  Our Restated 1997 Stock Option Plan (the “1997 Plan”) has expired, but the options outstanding under the expired 1997 Plan continue to be exercisable in accordance with their terms.  As of September 27, 2014, options to purchase an aggregate of 8 shares were outstanding under the 1997 Plan.

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

Stock warrants:  As of September 27, 2014, we had warrants outstanding to purchase 24 shares of common stock that were fully vested and have exercise price of $3.55 per share and expire in May 2020. On July 16, 2014, a warrant was exercised to purchase 254 shares of common stock with a strike price of $0.73 per share. The warrant was exercised on cashless basis and the warrant holder forfeited 47 shares of common stock at a market price of $3.99 per share which resulted in the warrant holder receiving 207 shares.

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

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

The following tables present our segment information for periods indicated:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Revenues:
Retail	$16,975	$17,300	$51,603	$53,732
Recycling	16,657	16,238	48,732	42,503
Total revenues	$33,632	$33,538	$100,335	$96,235

Operating income (loss):
Retail	$(595)	$(163)	$(535)	$(216)
Recycling	1,878	2,172	5,407	4,193
Unallocated corporate	(200)	(207)	(511)	(550)
Total operating income	$1,083	$1,802	$4,361	$3,427

Assets:
Retail	$16,709	$15,675	$16,709	$15,675
Recycling	23,740	22,904	23,740	22,904
Corporate assets not allocable	4,929	4,519	4,929	4,519
Total assets	$45,378	$43,098	$45,378	$43,098

Cash capital expenditures:
Retail	$2	$5	$5	$11
Recycling	44	244	128	256
Corporate assets not allocable	37	5	166	90
Total cash capital expenditures	$83	$254	$299	$357

Depreciation and amortization:
Retail	$39	$45	$122	$146
Recycling	223	203	653	598
Unallocated corporate	76	89	239	273
Total depreciation and amortization	$338	$337	$1,014	$1,017

Interest expense:
Retail	$59	$134	$184	$380
Recycling	87	115	268	321
Unallocated corporate	48	72	188	226
Total interest expense	$194	$321	$640	$927

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

The forward-looking statements contained in this quarterly report, and other written and oral forward-looking statements made by us from time to time, are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements.  Any forward-looking information regarding our operations will be affected primarily by individual retail stores’ profitability, the volume of appliance sales, the strength of energy conservation recycling programs and general economic conditions affecting consumer demand for appliances.  Any forward-looking information will also be affected by our continued ability to purchase product from our suppliers at acceptable prices, the ability of individual retail stores to meet planned revenue levels, the number of retail stores, costs and expenses being realized at higher than expected levels, our ability to secure an adequate supply of special-buy appliances for resale, the ability to secure appliance recycling and replacement contracts with sponsors of energy efficiency programs, the ability of customers to supply units under their recycling contracts with us, the performance of our consolidated variable interest entity, the continued availability of our current line of credit and the outcome of the pending sales and use tax examination in California.  Other factors that might cause such a difference include, but are not limited to, those discussed in Item 1A “Risk Factors” in our annual report on Form 10-K for the year ended December 28, 2013.

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

We derive revenues from the sale of carbon offsets created by the destruction of ozone-depleting CFCs captured at our ARCA and AAP regional processing centers. We expect to create carbon offsets and derive revenues in the future through California’s market, but cannot predict the amount or frequency of carbon offset sales. Carbon offset sales are dependent on market conditions, including demand and acceptable market prices. During the nine months ended September 27, 2014, the combination of ARCA and AAP recognized $1.0 million in carbon offset revenues compared to none during the same period of the prior year.

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

Reporting Period.  Operating results for the three and nine months ended September 27, 2014, and September 28, 2013, are presented using 13-week and 39-week periods.  The results of operations for any interim period are not necessarily indicative of the results for the year.

Sales and Use Taxes Contingency. We operate in twenty-three states in the U.S. and in various provinces in Canada. From time to time, we are subject to sales and use tax audits that could result in additional taxes, penalties and interest owed to various taxing authorities. The California Board of Equalization is currently conducting a sales and use tax examination covering our California operations for 2011, 2012 and 2013. A large portion of the California operations in those years consisted of appliance replacement sales under programs conducted by utility companies on which we did not assess, collect or remit sales tax. For several reasons, including the fact that these replacement programs benefit low-income utility customers with ratepayer funds, we believe such transactions could be exempt from taxation. It is probable that the California Board of Equalization will disagree with our position and assess taxes, penalties and interest in an amount that is material to our financial position and results of operations. We intend to vigorously advance and defend our position in cooperation with local utilities and governmental regulatory entities should taxes, penalties and interest be assessed by the California Board of Equalization. At this time, we cannot estimate a range of potential impact on our consolidated financial statements.

Results of Operations

The following table sets forth our consolidated financial data as a percentage of total revenues for the three and nine months ended September 27, 2014, and September 28, 2013:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Revenues:
Retail	49.7%	50.7%	50.6%	54.9%
Recycling	36.4%	35.3%	35.7%	31.6%
Byproduct	13.9%	14.0%	13.7%	13.5%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	74.1%	72.9%	73.4%	73.5%
Gross profit	25.9%	27.1%	26.6%	26.5%
Selling, general and administrative expenses	22.6%	21.7%	22.2%	22.9%
Operating income	3.3%	5.4%	4.4%	3.6%
Other income (expense):
Interest expense, net	(0.6)%	(1.0)%	(0.6)%	(1.0)%
Other income (expense), net	(0.2)%	—%	(0.1)%	—%
Income before income taxes and noncontrolling interest	2.5%	4.4%	3.7%	2.6%
Provision for income taxes	0.9%	0.7%	1.5%	0.4%
Net income	1.6%	3.7%	2.2%	2.2%
Net loss (income) attributable to noncontrolling interest	0.2%	(0.4)%	(0.1)%	—%
Net income attributable to controlling interest	1.8%	3.3%	2.1%	2.2%

For the Three Months Ended September 27, 2014, and September 28, 2013

The following table sets forth the key results of operations by segment for the three months ended September 27, 2014, and September 28, 2013 (dollars in millions):

	Three Months Ended
	September 27, 2014	September 28, 2013	% Change
Revenues:
Retail	$17.0	$17.3	(1.9)%
Recycling	16.6	$16.2	2.5%
Total revenues	$33.6	$33.5	0.3%

Operating income (loss):
Retail	$(0.6)	$(0.2)	(265.0)%
Recycling	1.9	2.2	(13.5)%
Unallocated corporate costs	(0.2)	(0.2)	3.4%
Total operating income	$1.1	$1.8	(39.9)%

Our total revenues of $33.6 million for the three months ended September 27, 2014, increased $0.1 million or 0.3% from $33.5 million for the same period of 2013. The change in segment revenues was attributed primarily to the following factors:

Retail Segment:

•	Revenues were down $0.3 million compared with the same period of 2013. The decline was attributed primarily to lower same-store sales in our Minnesota and Ohio markets.

Recycling Segment:

•	Revenues were up $0.4 million compared with the same period of 2013.

•	Appliance replacement program revenues increased by $0.6 million compared with the same period of 2013.

•	Recycling only program revenues declined by $0.2 million compared with the same period of 2013.

•	Byproduct revenues generated from the sale of raw materials were consistent with the same period of 2013.

Recycling segment revenues and retail segment revenues each include a portion of byproduct revenues.  For the three months ended September 27, 2014, and September 28, 2013, the recycling segment accounted for approximately 94.4% and 94.0%, respectively of the byproduct revenues.

Retail segment revenues accounted for 50.5% of total revenues in the three months ended September 27, 2014, compared with 51.6% in the same period of 2013. The increase in appliance replacement program revenues impacted the overall mix of revenues between the retail and recycling segments for the three months ended September 27, 2014, compared with same period of 2013. Future revenues and related earnings from appliance replacement programs, if any, are uncertain and may fluctuate significantly from year to year. Factors impacting future appliance replacement program revenues and earnings include the type and scope of energy efficiency programs approved by regulatory agencies, competitive bidding, contract changes, non-renewals and early cancellations.

Our total operating income of $1.1 million for the three months ended September 27, 2014, declined $0.7 million compared with the same period of 2013.  The change in segment operating income was attributed primarily to the following factors:

Retail Segment:

•	Operating income was down $0.4 million compared with the same period of 2013.

•
Gross profit declined by $0.3 million compared to the same period of the prior year due primarily to the previously mentioned sales decline and margin compression on certain products. Profit margins on our unboxed products declined by 300 basis points compared with the same period of 2013.

•	Store operating and occupancy expenses increased by $0.1 million compared to the same period of 2013.

Recycling Segment:

•	Operating income was down $0.3 million compared with the same period of the prior year and attributed primarily to a decline in gross profit generated by AAP.

Revenues.  Revenues for the three months ended September 27, 2014, and September 28, 2013, were as follows (dollars in millions):

	Three Months Ended
	September 27, 2014	September 28, 2013	% Change
Retail	$16.7	$17.0	(1.8)%
Recycling	12.2	11.8	3.5%
Byproduct	4.7	4.7	(0.3)%
	$33.6	$33.5	0.3%

Retail Revenues.  Our retail revenues of $16.7 million for the three months ended September 27, 2014, decreased $0.3 million, or 2%, from $17.0 million for the same period of 2013.  The decrease in retail revenues was due primarily to a decline in same-store sales. Our same-store sales includes contract sales, which decreased to $0.8 million compared to $1.4 million in the same period of 2013. We are evaluating underperforming stores and stores with expiring leases and considering a range of outcomes from right-sizing the showroom space to closure.

Recycling Revenues.  Our recycling revenues of $12.2 million for the three months ended September 27, 2014, increased $0.4 million, or 4%, from $11.8 million in the same period of 2013.  Recycling revenues are comprised of two components: (1) appliance recycling revenues generated by collecting and recycling appliances for utilities and other sponsors of energy efficiency programs and (2) replacement program revenues generated by recycling and replacing old appliances with new energy efficient models for programs sponsored by utility companies.  Appliance recycling revenues decreased 5% to $3.6 million for the three months ended September 27, 2014, compared with $3.8 million in the same period of 2013, due primarily to lower volumes under certain contracts and the loss of certain contracts operating during the same three-month period of 2013, along with price compression under certain contracts.  Revenue per-unit recycled declined by 1% compared with the same period of 2013. The number of units driving our appliance recycling revenues declined 4% compared with the same period of 2013.  Appliance replacement program revenues increased 7% to $8.6 million in the three months ended September 27, 2014, compared with $8.0 million in the same period of 2013, due primarily to the mix of appliance replacements generating a higher revenue per unit. Future revenues from appliance replacement programs, if any, are uncertain and may fluctuate significantly from period to period.

Byproduct Revenues.  Our byproduct revenues of $4.7 million for the three months ended September 27, 2014, were consistent with the same period of 2013.  Byproduct revenues include all of the revenues generated by AAP.  AAP revenues of $3.0 million decreased $0.1 million compared with the same period of 2013, due primarily to a decline in the revenues generated from sale of nonferrous scrap metal byproducts compared with the same period of 2013. The decline in revenues at AAP was entirely offset by an increase in revenues at ARCA due primarily to higher average byproduct price per unit in certain markets.

Total Gross Profit.  Our gross profit of $8.7 million for the three months ended September 27, 2014, decreased $0.4 million or 4% compared with $9.1 million in the same period of 2013.  Gross profit as a percentage of total revenues decreased to 25.9% for the three months ended September 27, 2014, compared with 27.1% in the same period of 2013. Our gross profit as a percentage of total revenues for future periods can be affected favorably or unfavorably by numerous factors, including:

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

Retail Segment Gross Profit. Retail gross profit decreased by $0.4 million to $4.2 million compared with $4.6 million in same period of 2013. The decline was primarily the result of the previously mentioned sales decline and margin compression on certain products. Profit margins on our unboxed products declined by 300 basis points compared with the same period of 2013. Gross profit as a percentage of related revenues decreased to 24.9% for the three months ended September 27, 2014, compared with 26.4% in the same period of 2013.

Recycling Segment Gross Profit. Recycling gross profit of $4.5 million for the three months ended September 27, 2014 was consistent compared with the same period of 2013. Gross profit at AAP declined by $0.3 million as a result of reduced revenue from high-margin producing nonferrous scrap metal, increased freight costs related to incoming appliances and higher labor costs to install equipment and meet the demands of appliances recycled through sales promotions. Gross profit at AAP as a percentage of related revenues declined to 18.6% for the three months ended September 27, 2014, compared with 27.0% in the same period of 2013. The decline in gross profit at AAP was entirely offset by an increase in gross profit at ARCA related primarily to the increase in byproduct revenues.

Selling, General and Administrative Expenses.  Our selling, general and administrative (“SG&A”) expenses of $7.6 million for the three months ended September 27, 2014, increased $0.3 million or 4% compared with $7.3 million in the same period of 2013.  Our SG&A expenses as a percentage of total revenues increased to 22.6% in the three months ended September 27, 2014, compared with 21.7% in the same period of 2013.

Selling expenses increased $0.1 million to $4.2 million, or 12.5% of total revenues, for the three months ended September 27, 2014, compared with $4.1 million, or 12.3% of total revenues, in the same period of 2013.  The increase in selling expenses was due primarily to higher ApplianceSmart store occupancy and operating expenses.

General and administrative expenses increased $0.2 million to $3.4 million for the three months ended September 27, 2014, compared with $3.2 million in the same period of 2013. The increase was due primarily to a $0.1 million increase in recycling expenses to support the increased volume generated through our appliance replacement programs and a $0.1 million increase in corporate expenses related to legal fees.

Interest expense, net. Interest expense for the three months ended September 27, 2014, decreased $126,000 compared with the same period of 2013. The decline was the result of a lower interest rate under the line of credit coupled with a lower average outstanding balance under the line of credit. In connection with the interest rate reduction provisions under the third amendment to Credit Agreement with PNC Bank, National Association, the interest rate on our line of credit decreased by 100 basis points as of January 31, 2014.

Provision for Income Taxes.  We recorded a provision for income taxes of $0.3 million for the three months ended September 27, 2014, compared with $0.2 million in the same period of 2013. The provision for income taxes for the three months ended September 27, 2014, is related primarily to the projected full-year taxable income in the United States partially offset by expected benefits in Canada.

Noncontrolling Interest.  Noncontrolling interest represents 4301’s share of AAP’s net income (loss).  Under the AAP joint venture agreement, ARCA and 4301 each have a 50% interest in AAP.  AAP reported net loss of $103,000 for the three months ended September 27, 2014, of which $51,000 represented the loss attributable to noncontrolling interest. AAP reported net income of $255,000 for the three months ended September 28, 2013, of which $128,000 represented the income attributable to noncontrolling interest.

For the Nine Months Ended September 27, 2014, and September 28, 2013

The following table sets forth the key results of operations by segment for the nine months ended September 27, 2014, and September 28, 2013 (dollars in millions):

	Nine Months Ended
	September 27, 2014	September 28, 2013	% Change
Revenues:
Retail	$51.6	$53.7	(4.0)%
Recycling	48.7	42.5	14.7%
Total revenues	$100.3	$96.2	4.3%

Operating income (loss):
Retail	$(0.5)	$(0.2)	(147.7)%
Recycling	5.4	4.2	29.0%
Unallocated corporate costs	(0.5)	(0.6)	7.1%
Total operating income	$4.4	$3.4	27.3%

Our total revenues of $100.3 million for the nine months ended September 27, 2014, increased $4.1 million or 4% from $96.2 million for the nine months ended September 28, 2013. The change in segment revenues was attributed primarily to the following factors:

Retail Segment:

•	Revenues were down $2.1 million compared with the same period of 2013.

•	Same-store revenues declined by $1.5 million compared with the same period of 2013.

•	The closure of a store in the second quarter of 2013 resulted in a $0.5 million decrease in revenues compared with the same period of 2013.

•	Byproduct revenues declined by $0.1 million compared with the same period of 2013.

Recycling Segment:

•	Revenues were up $6.2 million compared with the same period of 2013.

•	Appliance replacement program revenues increased by $6.2 million compared with the same period of 2013.

•	Recycling only program revenues declined by $0.7 million compared with the same period of 2013.

•	Carbon offset revenues increased by $1.0 million compared with the same period of 2013.

•	Byproduct revenues generated from the sale of raw materials declined $0.3 million compared with the same period of 2013.

Recycling segment revenues and retail segment revenues each include a portion of byproduct revenues.  For the nine months ended September 27, 2014, and September 28, 2013, the recycling segment accounted for approximately 94.0% and 93.4%, respectively of the byproduct revenues.

Retail segment revenues accounted for 51.4% of total revenues in the nine months ended September 27, 2014, compared with 55.8% in the same period of 2013. The increase in appliance replacement program revenues and carbon offset revenues impacted the overall mix of revenues between the retail and recycling segments for the nine months ended September 27, 2014, compared with same period of 2013.

Our total operating income of $4.4 million for the nine months ended September 27, 2014, increased $1.0 million compared with $3.4 million for the same period of 2013.  The change in segment operating income was attributed primarily to the following factors:

Retail Segment:

•	Operating income was down $0.3 million compared with the same period of 2013.

•
Gross profit declined by $0.8 million compared to the same period of the prior year due primarily to a favorable inventory reserve adjustment recorded during the nine months ended September 28, 2013 that was not repeated in same period of 2014.

•	Store operating and occupancy expenses improved by $0.5 million compared to the same period of 2013.

Recycling Segment:

•	Operating income was up $1.2 million compared with the same period of 2013.

•
The improvement was attributed primarily to the increase in appliance replacement and carbon offset revenues mentioned previously and a decline in the cost of certain recyclable appliances purchased by AAP.

Revenues.  Revenues for the nine months ended September 27, 2014, and September 28, 2013, were as follows (dollars in millions):

	Nine Months Ended
	September 27, 2014	September 28, 2013	% Change
Retail	$50.8	$52.9	(4.0)%
Recycling	35.8	30.4	18.0%
Byproduct	13.7	12.9	5.9%
	$100.3	$96.2	4.3%

Retail Revenues.  Our retail revenues of $50.8 million for the nine months ended September 27, 2014, decreased $2.1 million, or 4%, from $52.9 million for the same period of 2013.  The decrease in retail revenues was due primarily to a decline in same-store sales along with the closure of an underperforming store that was operating for the partial period in 2013. The store closure represented a $0.5 million decline in revenues and same-store sales declined by $1.5 million, or 2.9%. Our same-store sales includes contract sales, which increased to $2.8 million compared to $2.1 million in the same period of 2013. We are evaluating underperforming stores and stores with expiring leases and considering a range of outcomes from right-sizing the showroom space to closure. We closed one underperforming store in May 2013 as a result of not renewing the lease.

Recycling Revenues.  Our recycling revenues of $35.8 million for the nine months ended September 27, 2014, increased $5.4 million, or 18%, from $30.4 million in the same period of 2013.  Recycling revenues are comprised of two components: (1) appliance recycling revenues generated by collecting and recycling appliances for utilities and other sponsors of energy efficiency programs and (2) replacement program revenues generated by recycling and replacing old appliances with new energy efficient models for programs sponsored by utility companies.  Appliance recycling revenues decreased 8% to $8.5 million for the nine months ended September 27, 2014, compared with $9.2 million in the same period of 2013, due primarily to lower volumes under certain contracts and the loss of certain contracts operating during the same period of 2013, along with price compression under certain contracts.  Revenue per-unit recycled declined by 2% compared with the same period of 2013. The number of units driving our appliance recycling revenues declined 6% compared with the same period of 2013.  Appliance replacement program revenues increased 29% to $27.3 million for the nine months ended September 27, 2014, compared with $21.2 million in the same period of 2013, due primarily to higher volumes and the mix of appliance replacements. Future revenues from appliance replacement programs, if any, are uncertain and may fluctuate significantly from period to period.

Byproduct Revenues.  Our byproduct revenues of $13.7 million for the nine months ended September 27, 2014, increased $0.8 million, or 6%, from $12.9 million in the same period of 2013.  The increase in byproduct revenues was primarily the result of recognizing $1.0 million in carbon offset revenues: $0.7 million at ARCA and $0.3 million at AAP. Byproduct revenues include all of the revenues generated by AAP.  AAP revenues of $8.3 million were consistent compared with the same period of the prior year. AAP recognized $0.3 million in carbon offset revenues which was entirely offset by a 3% decline in recyclable appliances by weight compared with the same period of 2013. We continue to recover and store refrigerants and expect to generate carbon offset revenues in the future, although the frequency of these transactions will vary based on volume levels and market conditions.

Total Gross Profit.  Our gross profit of $26.6 million in the nine months ended September 27, 2014, increased $1.1 million, or 4.5%, from $25.5 million in the nine months ended September 28, 2013.  Gross profit as a percentage of total revenues increased to 26.6% for the nine months ended September 27, 2014, compared with 26.5% in the same period of 2013.

Retail Segment Gross Profit. Retail gross profit decreased by $0.8 million to $13.9 million compared with $14.7 million in same period of 2013. The decline was primarily the result of a $0.6 million favorable inventory reserve adjustment recorded for the nine months ended September 28, 2013 that was not repeated in the same period of 2014. Gross profit as a percentage of related revenues declined to 26.9% for the nine months ended September 27, 2014, compared with 27.4% in the same period of 2013.

Recycling Segment Gross Profit. Recycling gross profit increased by $1.9 million to $12.7 million compared with $10.8 million in same period of 2013. The improvement was attributed primarily to the increase in appliance replacement and carbon offset revenues mentioned previously. Gross profit as a percentage of related revenues increased to 26.2% for the nine months ended September 27, 2014, compared with 25.3% in the same period of 2013. The increase is primarily the result of a $0.9 million increase in carbon offset revenues and decline in the cost of certain recyclable appliances purchased by AAP.

Selling, General and Administrative Expenses.  Our selling, general and administrative (“SG&A”) expenses for the nine months ended September 27, 2014, increased $0.2 million to $22.3 million compared with $22.1 million for the same period of the prior year.  Our SG&A expenses as a percentage of total revenues decreased to 22.2% in the nine months ended September 27, 2014, compared with 22.9% in the same period last year.

Selling expenses decreased $0.5 million to $12.6 million, or 12.6% of total revenues, for the nine months ended September 27, 2014, compared with $13.1 million, or 13.6% of total revenues, in the same period of 2013.  The decrease in selling expenses was due primarily to closing an ApplianceSmart store mentioned previously and lower advertising expenses.

General and administrative expenses increased $0.7 million to $9.7 million for the nine months ended September 27, 2014, compared with $9.0 million in the same period of 2013. The change was due primarily to an increase of $0.5 million in recycling expenses to support the increased volume generated through our appliance replacement programs and an increase of $0.3 million at AAP. The increase in recycling expenses was partially offset by a $0.1 million reduction in corporate expenses.

Interest expense, net. Interest expense for the nine months ended September 27, 2014, decreased $285,000 compared with the same period of 2013. The decline was the result of a lower interest rate under the line of credit coupled with a lower average outstanding balance under the line of credit. In connection with the interest rate reduction provisions under the third amendment to Credit Agreement with PNC Bank, National Association, the interest rate on our line of credit decreased by 100 basis points as of January 31, 2014.

Provision for Income Taxes.  We recorded a provision for income taxes of $1.5 million, at an effective tax rate of 40.1%, for the nine months ended September 27, 2014. The provision for income taxes for the nine months ended September 27, 2014, is related primarily to projected full-year taxable income in the United States partially offset by expected benefits in Canada. We recorded a provision for income taxes of $0.4 million, at an effective tax rate of 14.9% due primarily to the use of net operating losses with a corresponding valuation allowance, for the nine months ended September 28, 2013. Due to uncertainties regarding the realization of deferred tax assets, we are continuing to carry a full valuation allowance against certain deferred tax assets we do not expect to realize.

Noncontrolling Interest.  Noncontrolling interest represents 4301’s share of AAP’s net income (loss).  Under the AAP joint venture agreement, ARCA and 4301 each have a 50% interest in AAP.  AAP reported net income of $154,000 for the nine months ended September 27, 2014, of which $78,000 represented the income attributable to noncontrolling interest. AAP reported a net income of $62,000 for the nine months ended September 28, 2013, of which $31,000 represented the income attributable to noncontrolling interest.

Liquidity and Capital Resources

Summary.  Cash and cash equivalents as of September 27, 2014, were $2.9 million compared with $1.9 million as of December 28, 2013.  Working capital, the excess of current assets over current liabilities, increased to $13.5 million as of September 27, 2014, compared with $10.6 million as of December 28, 2013.  The increase was primarily the result of a lower balance under our line of credit and higher cash and cash equivalents balances, which were partially offset by lower outstanding trade receivables.

The following table summarizes our cash flows for the nine months ended September 27, 2014, and September 28, 2013 (in millions):

	Nine Months Ended
	September 27, 2014	September 28, 2013
Total cash and cash equivalents provided by (used in):
Operating activities	$3.7	$4.2
Investing activities	0.2	(0.8)
Financing activities	(2.9)	(4.3)
Effect of exchange rates on cash and cash equivalents	(0.1)	(0.1)
Increase (decrease) in cash and cash equivalents	$0.9	$(1.0)

Operating Activities.  Our net cash provided by operating activities was $3.7 million for the nine months ended September 27, 2014, compared with $4.2 million for the nine months ended September 28, 2013.  The change in operating cash flow was primarily the result of generating $0.5 million in cash from accounts receivable compared with a use of $4.5 million in cash during the same period of 2013. The impact of cash from accounts receivable was entirely offset by generating a lower level of cash from inventories and accounts payable compared with the same period of 2013.

Investing Activities.  Our net cash provided by investing activities was $0.2 million for the nine months ended September 27, 2014, compared with $0.8 million net use of cash for the nine months ended September 28, 2013.  Net cash provided by investing activities for the nine months ended September 27, 2014, was primarily related to the release of the $0.5 million reserve required by our credit card processor.  The net cash used in investing activities for the nine months ended September 28, 2013, was related primarily to an increase in restricted cash as a result of a reserve required by our credit card processor.

Financing Activities.  Our net cash used in financing activities was $2.9 million for the nine months ended September 27, 2014, compared with $4.3 million for the nine months ended September 28, 2013.  Net cash used in financing activities for the nine months ended September 27, 2014, was related primarily to net payments under our line of credit and the repayment of long-term debt obligations. Net cash used in financing activities for the nine months ended September 28, 2013, was also related primarily to net payments under our line of credit and the repayment of long-term debt obligations.

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

Outstanding Indebtedness.  On January 24, 2011, we entered into a Revolving Credit, Term Loan and Security Agreement, as amended, (“Revolving Credit Agreement”) with PNC Bank, National Association (“PNC”) that provides us with a $15.0 million revolving line of credit.  The Revolving Credit Agreement has a stated maturity date of January 24, 2016, if not renewed.  The Revolving Credit Agreement is collateralized by a security interest in substantially all of our assets and PNC is also secured by an inventory repurchase agreement with Whirlpool Corporation for Whirlpool purchases only.  We also issued a $750,000 letter of credit in favor of Whirlpool Corporation.  The Revolving Credit Agreement requires starting with the fiscal quarter ended March 29, 2014, and continuing at the end of each quarter thereafter, that we meet a minimum fixed charge coverage ratio of 1.1 to 1.0, measured on a trailing twelve-month basis.  For the fiscal quarter ended September 27, 2014, we reported a fixed charge coverage ratio of 4.4 to 1.0. The Revolving Credit Agreement limits investments we can purchase, the amount of other debt and leases we can incur, the amount of loans we can issue to our affiliates and the amount we can spend on fixed assets, along with prohibiting the payment of dividends. As of September 27, 2014 and December 28, 2013, we were in compliance with all covenants under the Revolving Credit Agreement.

The interest rate on the revolving line of credit is PNC Base Rate plus 1.75%, or 1-, 2- or 3-month PNC LIBOR Rate plus 2.75%.  The PNC Base Rate shall mean, for any day, a fluctuating per annum rate of interest equal to the highest of (i) the interest rate per annum announced from time to time by PNC at its prime rate, (ii) the Federal Funds Open Rate plus 0.5%, and (iii) the one-month LIBOR rate plus 1%.  As of September 27, 2014, the outstanding line of credit balance was $7.6 million with a weighted average interest rate of 2.93%, which included both PNC LIBOR Rate and PNC Base Rate loans.  As of December 28, 2013, the outstanding line of credit balance was $9.7 million with a weighted average interest rate of 4.27%, which included both PNC LIBOR Rate and PNC Base Rate loans.

The amount of borrowings available under the Revolving Credit Agreement is based on a formula using accounts receivable and inventories.  We may not have access to the full $15.0 million revolving line of credit due to the formula using accounts receivable and inventories, the amount of the letter of credit issued in favor of Whirlpool Corporation and the amount of outstanding loans between PNC and our AAP joint venture.  As of September 27, 2014, and December 28, 2013, our available borrowing capacity under the Revolving Credit Agreement was $6.5 million and $4.0 million, respectively.

On January 24, 2011, we entered into a $2.55 million Term Loan (“Term Loan”) with PNC Bank to refinance the mortgage on our California facility.  The Term Loan is payable as follows, subject to acceleration upon the occurrence of an event of default or termination of the Revolving Credit Agreement: 119 consecutive monthly principal payments of $21,000 plus interest commencing on February 1, 2011, and continuing on the first day of each month thereafter followed by a 120th payment of all unpaid principal, interest and fees on February 1, 2021. If the Revolving Credit Agreement is not renewed, a balloon payment of $1,253,750 in principal plus interest and additional fees will be due on January 24, 2016. The Term Loan is collateralized with our California facility located in Compton, California. The interest rate is PNC Base Rate plus 2.25%, or 1-, 2- or 3-month PNC LIBOR Rate plus 3.25%.  As of September 27, 2014, and December 28, 2013, the weighted average interest rate was 3.53% and 5.50%, respectively.

On March 10, 2011, ARCA Advanced Processing, LLC entered into three separate commercial term loans (“AAP Term Loans”) with Susquehanna Bank, pursuant to the guidelines of the U.S. Small Business Administration 7(a) Loan Program.  The total amount of the AAP Term Loans is $4.75 million, split into three separate loans for $2.1 million, $1.4 million and $1.25 million.  The AAP Term Loans mature in ten years and bear an interest rate of Prime plus 2.75%.  As of September 27, 2014, and December 28, 2013, the interest rate was 6.00%.  Borrowings under the AAP Term Loans are secured by substantially all of the assets of AAP along with liens on the business assets and certain personal assets of the owners of 4301 Operations, LLC. We are a guarantor of the AAP Term Loans along with 4301 Operations, LLC and its owners.

The following table summarizes our borrowings as of September 27, 2014, and December 28, 2013 (in millions):

	September 27, 2014	December 28, 2013
Line of credit	$7.6	$9.7
PNC Bank Term Loan	1.6	1.8
Susquehanna Bank Term Loans (1)	3.5	3.8
Other financing obligations and loans (1)	1.3	0.7
Capital leases and other financing obligations	0.1	0.2
	14.1	16.2
Less: current portion of debt	8.7	10.8
	$5.4	$5.4

(1) Represents notes from consolidating AAP.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Impact of Inflation

Interest Rate Risk.  We do not believe there is any significant risk related to interest rate fluctuations on our long-term fixed-rate debt.  There is interest rate risk on the line of credit, PNC Term Loan and Susquehanna Bank Term Loans, since our interest rate floats.  The outstanding balance on our floating rate loans as of September 27, 2014, was approximately $12.6 million.  Based on average floating rate borrowings of $14.4 million, a hypothetical 100 basis point change in the applicable interest rate would have caused our interest expense to change for the three and nine months ended September 27, 2014, by approximately $35,000 and $105,000, respectively.

Foreign Currency Exchange Rate Risk.  We currently generate revenues in Canada.  The reporting currency for our consolidated financial statements is U.S. dollars.  It is not possible to determine the exact impact of foreign currency exchange rate changes; however, the effect on reported revenue and net earnings can be estimated.  We estimate that the U.S. dollar against the Canadian dollar had an immaterial impact on the revenues and net income for the three and nine months ended September 27, 2014.  We do not currently hedge foreign currency fluctuations and do not intend to do so for the foreseeable future.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at September 27, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at September 27, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the third quarter of fiscal 2014, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In 2007, we entered into an agreement with AMTIM Capital, Inc. (“AMTIM”) to act as our representative to market our recycling services in Canada under an arrangement that pays AMTIM for revenues generated by recycling services in Canada as set forth in the agreement between the parties.  A dispute has arisen between AMTIM and us with respect to the calculation of amounts due to AMTIM pursuant to the agreement.  AMTIM claims a discrepancy in the calculation of fees due to AMTIM by us of more than $600,000 as of mid-2010.  We commenced an action in the U.S. District Court for a determination of the parties’ rights under the agreement.  AMTIM started its own action in Ontario, Canada, against us for amounts it claims are due pursuant to the agreement.  We moved the Canadian court for a stay of that action pending the U.S. action.  AMTIM requested the U.S. District Court to stay the U.S. action pending resolution of the Canadian court action.  AMTIM’s motion was denied by the U.S. District Court and as a result, we obtained a default judgment against AMTIM approving the manner in which we have historically calculated fees due to AMTIM.  Shortly thereafter, the Canadian court dismissed our motion to stay the Canadian action.  We thereafter sought dismissal of the Canadian action for lack of jurisdiction of the Canadian courts.  That motion was denied by the Canadian court.  We appealed that denial and the Canadian appellate court upheld the denial indicating that the Company’s position may support a dismissal ruling on other grounds.  We moved for dismissal on such other grounds and the Canadian lower court denied that motion.  The Company, thereafter, appealed that decision to the Ontario appellate court.  The appellate court denied the Company’s appeal, allowing the case to go forward to trial.  The Company thereafter petitioned the Supreme Court of Canada for review of the lower appellate court’s decision and the petition was denied.  The case will now proceed to trial in the Canadian courts. Although the outcome is uncertain, we believe the possibility of a material loss is remote.

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

101**
The following materials from our Quarterly Report on Form 10-Q for the three- and nine-month periods ended September 27, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Notes to Consolidated Financial Statements, and (v) document and entity information.

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

Appliance Recycling Centers of America, Inc.
(Registrant)

Date:	November 7, 2014	By:	/s/ Mark G. Eisenschenk
Mark G. Eisenschenk
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2014	By:	/s/ Jeffrey A. Cammerrer
Jeffrey A. Cammerrer
Chief Financial Officer
(Principal Financial and Accounting Officer)