Form 10-K
period 2015-01-03
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2015-03-30
CIK 862861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the fiscal year ended January 3, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of $4.04 per share, as of June 28, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) was $21.3 million.
 As of March 19, 2015, there were outstanding 5,800,818 shares of the registrant’s Common Stock, without par value.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2015 Annual Meeting of Shareholders to be held on May 14, 2015 are incorporated by reference into Part III hereof.

EXPLANATORY NOTE

As disclosed in our Form 8-K dated February 9, 2015, we identified errors in our previously issued financial statements. The Company has restated its previously issued consolidated financial statements as of and for the fiscal year ended December 28, 2013 and the interim periods ended September 27, 2014, June 28, 2014, March 29, 2014, December 28, 2013, September 28, 2013, June 29, 2013, and March 30, 2013, to correct for these errors.

Restatement Background

As previously disclosed in press releases and SEC filings, the California Board of Equalization (“BOE”) is conducting a sales and use tax examination covering the California operations of Appliance Recycling Centers of America, Inc. (the “Company”) for 2011, 2012 and 2013. The Company believed it was exempt from collecting sales taxes under service agreements with utility customers that included appliance replacement programs. During the fourth quarter of 2014, the Company received communication from the BOE indicating they are not in agreement with the Company’s interpretation of the law. As a result, the Company applied for and, as of February 9, 2015, received approval to participate in the California Board of Equalization’s Managed Audit Program. The period covered under this program includes 2011, 2012, 2013, and extends through the nine-month period ended September 30, 2014. At this time, our best estimate of the amount that will be assessed by the BOE covering all periods under audit is approximately $3.9 million ($2.4 million net of income taxes) in sales tax and interest related to the appliance replacement programs that we administered on behalf of our customers on which we did not assess, collect or remit sales tax. The Company has been working with outside consultants to arrive at our assessment estimate and will continue to engage the services of these sales tax experts throughout the Managed Audit Program process. The sales tax amounts that we will likely be assessed relate to transactions in the period under examination by the BOE. Such assessment, however, will be subject to protest and appeal, and would not need to be funded until the matter has been fully resolved. Resolution could take up to three years.

On February 9, 2015, the Audit Committee, after discussion with management and the Company’s independent registered public accounting firm, Baker Tilly Virchow Krause LLP (“BTVK”), concluded that the Company’s previously issued audited consolidated financial statements for the years ended December 28, 2013, December 29, 2012, and December 31, 2011 and the previously issued unaudited consolidated financial statements for the fiscal quarters ended March 29, June 28, and September 27, 2014, and also the 2013, 2012 and 2011 quarterly results and the disclosures and related communications for each of those periods, require the correction of amounts previously reported and should no longer be relied upon. Also, management’s report on internal controls over financial reporting for the year ended December 28, 2013 should no longer be relied upon.

Our management, in consultation with the Audit Committee, has determined that there were deficiencies in our internal control over financial reporting that constitute a material weakness, as defined by SEC regulations, see Part II, Item 9A “Controls and Procedures” of this Form 10-K.

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

As a leading retailer and recycler of major household appliances, we generate revenues from:

1.	Retail sales of appliances at our ApplianceSmart stores.

2.	Fees charged for collecting and recycling appliances for utilities and other sponsors of energy efficiency programs.

3.	Fees charged for recycling and replacing old appliances with new ENERGY STAR® appliances for energy efficiency programs sponsored by electric and gas utilities.

4.	Selling byproduct materials, such as metals, from appliances we recycle, including appliances processed at our joint venture, AAP, and collected through our ApplianceSmart stores.

5.	Sale of carbon offsets created by the destruction of ozone-depleting refrigerants acquired through various recycling programs.

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

3.
Chlorofluorocarbon ("CFC"), hydrochlorofluorocarbon, and hydrofluorocarbon refrigerants (collectively, “Refrigerants”), which cause long-term damage to the earth’s ozone layer and may contribute to global climate change.  Refrigerators, freezers, room air conditioners and dehumidifiers commonly contain Refrigerants.

4.	CFCs having a very high ozone-depletion potential that may also be used as blowing agents in the polyurethane foam insulation of refrigerators and freezers.

5.	Other materials, such as oil, that are harmful when released into the environment.

The U.S. federal government requires the recovery of Refrigerants upon appliance disposal and also regulates the management of hazardous materials found in appliances.  Most state and local governments have also enacted laws affecting how their residents dispose of unwanted appliances.  For example, many areas restrict landfills and scrap metal processors from accepting appliances unless the units have been processed to remove environmentally harmful materials.  As a result, old appliances usually cannot be discarded directly through ordinary solid waste systems.

In addition to these solid waste management and environmental issues, energy conservation is another compelling reason for proper disposal of old appliances. The U.S. Department of Energy’s updated appliance energy efficiency standards that took effect in September 2014 require new refrigerators to be 25 to 30 percent more efficient than those manufactured only one year earlier. Refrigerators manufactured today use about one-fifth as much electricity as units made in the mid-1970s.

While new refrigerators can save a significant amount of energy in the home, more than 25 percent of all U.S. households have a second refrigerator in the basement or garage. These units are typically 15-25 years old and consume about 750 to 1500 kilowatt-hours per year, driving electric bills up by more than $150 annually per household.

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

Appliance Recycling for Energy Efficiency Programs

In 1989, we began contracting with electric utility companies to provide turnkey appliance recycling services to support their energy conservation efforts.  Since that time, we have provided our services to more than 325 utilities throughout North America.
We currently have contracts to recycle, or to replace and recycle, appliances for approximately 155 utilities across North America.

In the past several years, we have seen continued interest from sponsors of energy efficiency initiatives that recognize the effectiveness of recycling and replacing energy inefficient appliances.  We are aggressively pursuing electric and gas utilities, public housing authorities and energy efficiency management companies going forward and expect that we will continue to submit proposals for various new appliance recycling and replacement programs accordingly.  However, for a variety of reasons, we still have a limited ability to project revenues from utility programs.  We cannot predict recycling volumes or if we will be successful in obtaining new contracts in 2015.

ApplianceSmart

ApplianceSmart operates eighteen stores: six in the Minneapolis/St. Paul market; one in Rochester, Minn.; one in St. Cloud, Minn.; four in the Columbus, Ohio market; four in the Atlanta, Georgia market; and two in the San Antonio, Texas market.  We are a major household appliance retailer with two product categories: One consists of typical and commonly available, innovative appliances. The other consists of affordable value-priced, niche offerings such as close-outs, factory overruns, discontinued models and special-buy appliances, including out-of-carton merchandise and others.  One example of a special-buy appliance may be due to manufacturer product redesign, in which a current model is updated to include a few new features and is then assigned a new model number.  Because the major manufacturers—primarily Whirlpool, General Electric and Electrolux—ship only the latest models to retailers, a large quantity of the previous models often remain in the manufacturers' inventories.  Special-buy appliances typically are not integrated into the manufacturers’ normal distribution channels and require a different method of management, which we provide.

For many years, manufacturers relied on small appliance dealers to buy these specialty products to sell in their stores.  However, today small retailers are struggling to compete with large appliance chains as the ten largest retailers of major appliances account for more than 83% of the sales volume.  At the same time, expansion of big-box retailers that sell appliances has created an increase in the number of special-buy units, further straining the traditional outlet system for these appliances.  Because these special-buy appliances have value, manufacturers and retailers need an efficient management system to recover their worth.

Manufacturer Supply

We have entered into contracts for purchasing appliances that we sell in our ApplianceSmart stores or provide for utility appliance replacement programs.  These contracts, which have been extended through 2015, are with the following six major manufacturers:

1.	Bosch

2.	Electrolux

3.	General Electric

4.	LG

5.	Samsung

6.	Whirlpool

There are no guarantees on the number of units any of the manufacturers will sell us. However, we believe purchases from these six manufacturers will provide an adequate supply of high-quality appliances for our ApplianceSmart stores and our appliance replacement programs.

Key components of our current agreements include:

1.	We have no guarantees for the number or type of appliances that we have to purchase.

2.	The agreements may be terminated by either party with 30 days’ prior written notice.

3.	We have agreed to indemnify certain manufacturers for certain claims, allegations or losses concerning the appliances we sell.

Regional Processing Centers

On October 21, 2009, we entered into an Appliance Sales and Recycling Agreement (the “Agreement”) with GE acting through its GE Consumer & Industrial business (now referred to as GE Appliances).  Under the Agreement, GE sells all of its recyclable appliances generated from twelve states in the Northeast and Mid-Atlantic regions of the United States to us, and we collect, process and recycle such recyclable appliances.  The Agreement requires that we will only recycle, and will not sell for re-use or resale, the recyclable appliances purchased from GE.  We established a regional processing center (“RPC”) in Philadelphia, Pennsylvania, at which the recyclable appliances are processed.  The term of the Agreement is for a period of six years from the first date of collection of recyclable appliances, which was March 31, 2010.

In connection with the Agreement mentioned above, we entered into a Joint Venture Agreement with 4301 Operations, LLC, (“4301”) to establish and operate an RPC.  4301 has significant experience in the recycling of major household appliances and they contributed their existing business to the joint venture.  Under the Joint Venture Agreement, the parties formed a new entity known as ARCA Advanced Processing, LLC (“AAP”) and each party has a 50% interest in AAP.  We contributed $2.0 million to the joint venture and 4301 contributed their equipment and existing business to the joint venture.  The joint venture commenced operations on February 8, 2010.

The Agreement required us to purchase and install a URT materials recovery system, for which we are the exclusive North American distributor, to enhance the capabilities of the RPC in Philadelphia.  We completed the installation of the URT materials recovery system in the third quarter of 2011.  The URT materials recovery system recovers approximately 95 percent of the foam insulation from refrigerators; reduces typical landfill waste of the refrigerator by 83 percent by weight; lowers greenhouse gas and ozone-depleting substance emissions recovered from insulating foam compared with what typically happens in the industry today; and recovers high-quality plastics, aluminum, copper, steel and pelletized foam from refrigerators that can be used to make new products or for beneficial use.

In February 2015, AAP was awarded the highly respected and internationally recognized Recycling Industry Operating Standard® (“RIOS”) certification. RIOS is a third-party accredited certification program that integrates quality, environmental, health and safety requirements from ISO 9001, ISO 14001 and OHSAS 18001 into one comprehensive management system. RIOS certification is a rigorous undertaking, and it is recognized as an international mark of excellence for recycling companies. Our AAP operation in Philadelphia, where we recycle 500,000 to 600,000 appliances annually using the latest state-of-the-art recycling processes and techniques, has demonstrated a powerful commitment to recycling processes that achieve measurable and continual improvement in quality, environmental, health and safety performance. AAP is the first appliance recycling facility in the United States to attain the coveted RIOS certification.

Subsidiaries

ApplianceSmart, Inc., a Minnesota corporation, is a wholly-owned subsidiary formed through a corporate reorganization in July 2011 to hold our business of selling new major household appliances through a chain of Company-owned retail stores.  ARCA Canada Inc., a Canadian corporation, is a wholly-owned subsidiary formed in September 2006 to provide turnkey recycling and replacement services for electric utility energy efficiency programs.  ARCA Recycling, Inc., a California corporation, is a wholly-owned subsidiary formed in November 1991 to provide turnkey recycling and appliance replacement services for energy efficiency programs.

ARCA Advanced Processing, LLC, a Minnesota limited liability company, is a variable interest entity that we consolidate in our financial statements.  AAP was formed in October 2009 to operate a regional processing and recycling center and commenced operations on February 8, 2010.

Growth Strategy

We continue to see interest from sponsors of energy efficiency programs across the country that recognize the effectiveness of recycling energy inefficient appliances, and in some cases, replacing inefficient appliances with new, highly efficient ENERGY STAR® models.  We believe appliance replacement programs will continue to expand, and we are continuing to aggressively pursue this segment of customers in 2015. We expect that we will continue to meet with sponsors of appliance recycling and replacement programs and submit proposals highlighting our comprehensive service options.

We are also tracking a growth opportunity in the rollout of state plans to cut carbon emissions from fossil fuel-fired power plants. In June 2014, the U.S. Environmental Protection Agency (EPA), under President Obama’s Climate Action Plan and Section 111(d) of the Clean Air Act, released state-specific goals to reduce nationwide carbon dioxide emissions from the power sector to 30% below 2005 levels by 2030. Each state has the flexibility to choose how to meet the goal through a variety of measures that include demand-side energy efficiency programs, improved power plant operations and zero- and low-emitting power sources. Our appliance recycling and replacement programs have proven effective in reducing residential energy consumption while protecting the environment from greenhouse gases emitted through improper appliance disposal.

In 2008, we entered into an agreement to become the exclusive North American distributor for UNTHA Recycling Technology ("URT"), one of the world’s leading manufacturers of technologically advanced refrigerator recycling systems and recycling facilities for electrical household appliances and electronic scrap.  In addition to marketing these systems to the recycling industry, we have installed a URT system in our Philadelphia RPC.

AAP continues to focus on refining and improving our business with GE at our Philadelphia recycling facility in order to position AAP to respond to what we believe will be strong opportunities for expansion in future years with GE and other potential partners.  We completed the installation of the URT materials recovery system during the third quarter of 2011. We continue to make additional improvements at AAP to improve operational efficiency and plan to continue to evaluate opportunities to increase labor efficiencies and further streamline operations in 2015.

Larger ApplianceSmart stores offer consumers a wider selection of appliances than smaller stores can and are more efficient per square foot for us to operate.  For these reasons, we have focused our retail sales operations on larger facilities when we have choosen to open new stores. We may consider opening new stores in markets in which we currently have operations to benefit from operational and marketing efficiencies of scale.  Although we are not currently considering expansion to new markets in the United States, we would evaluate demographic, economic and financial information as well as the facility and proposed lease terms when considering any new store location.

Customers and Source of Supply

We offer reverse logistics services to manufacturers and retailers needing an efficient way to manage appliances that fall outside their normal distribution and sales channels.  We also provide services for electric utility companies and other sponsors of energy efficiency initiatives that offer their customers appliance recycling and replacement programs as energy conservation measures.

Appliance Manufacturers:  We work with appliance manufacturers, including Bosch, Electrolux, General Electric, LG, Samsung and Whirlpool, to acquire the appliances we sell in our ApplianceSmart stores.  We purchase new, special-buy appliances, such as discontinued models, out-of-carton units and factory overruns, and sell them at a significant discount to full retail prices.  In addition, our participation in a national buying cooperative enables us to purchase the latest models of new appliances to fill out our product mix.

Although we believe our current sources for appliances are adequate to supply our retail stores and allow us to grow our sales, we face the risk that one or more of these sources could be lost.

Utility Companies:  We contract with utility companies and other sponsors of energy efficiency programs to provide a full range of appliance recycling and replacement services to help them achieve their energy savings goals.  The contracts usually have terms of one to three years, with provisions for renewal at the option of the utility.  Under some contracts, we manage all aspects, including advertising of the appliance recycling or replacement program.  Under other contracts, we provide only specified services, such as collection and recycling.

Our contracts with utility customers prohibit us from repairing and selling appliances or appliance parts we receive through their programs.  Because the intent of these programs is to conserve electricity, we have instituted tracking and auditing procedures to assure our customers that those appliances do not return to use.

Our pricing for energy efficiency program contracts is on a per-appliance basis and depends upon several factors, including:

1.	Total number of appliances expected to be processed and/or replaced.

2.	Length of the contract term.

3.	Specific services the utility requires us to provide.

4.	Market factors, including labor rates and transportation costs.

5.	Anticipated revenue associated with the sale of recycled appliance byproducts.

6.	Competitive bidding scenarios.

Company Operations

We provide a full range of appliance recycling support services for energy efficiency programs in North America.  We also purchase major appliances, primarily from appliance manufacturers, to sell through our ApplianceSmart stores.

Many of the appliances we receive from manufacturers are still in the factory carton and ready to sell.  Other appliances need repair or cosmetic work before we deliver them to our ApplianceSmart stores.  All appliances we sell are new, under factory warranty and covered by a 100% money-back guarantee.  We also offer extended warranties, appliance delivery, factory-trained technician service and free recycling of customers’ replaced appliances.

Appliances that do not meet our quality standards for sale at our ApplianceSmart stores and appliances collected through utility customers’ energy conservation programs or GE must be recycled to prevent re-use.  We process and recycle these units using environmentally sound systems and techniques.

In our recycling operations, our Company-trained technicians first inspect and categorize each appliance to identify the types of hazardous materials, if any, it contains.  We then process the appliances to remove and manage the environmentally hazardous substances according to federal, state and local regulations.  Plastics and other recyclable components are managed by materials recyclers, and we deliver the processed appliance shells to local scrap processing facilities, where they shred and recycle the metals.

At our Philadelphia recycling center, which is operated through the joint venture AAP, we recycle appliances for GE and other customers.  We process the appliances according to the procedures described above to remove environmentally damaging components and substances.  In the third quarter of 2011, we began processing refrigerators and freezers with our URT system to recover the CFCs in polyurethane foam insulation that cause global warming and ozone depletion.

We are aggressively pursuing additional utility customers, but have a limited ability to project revenues from new utility programs in 2015 and thereafter.  We cannot predict recycling or replacement volumes or if we will be successful in obtaining new contracts.

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

	2014	2013
Retail	51.2%	53.6%
Recycling	35.1	32.1
Byproduct, including carbon offsets	13.7	14.3
	100.0%	100.0%

During fiscal years 2014 and 2013, we operated two reportable segments: retail and recycling.  The retail segment is comprised of sales generated through our ApplianceSmart stores.  Our recycling segment includes all fees charged for collecting, recycling and installing appliances for utilities and other customers and includes byproduct revenue, which is generated primarily through the recycling of appliances.  In 2014 and 2013, we consolidated AAP in our financial statements.  Sales generated by AAP are included in byproduct revenues in our recycling segment.  Financial information about our segments is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 13 of “Notes to Consolidated Financial Statements.”

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

We market our appliance recycling and replacement services to utility companies and other sponsors of energy efficiency programs by contacting prospective end user customers directly, delivering educational presentations at conferences for energy efficiency professionals, participating in utility industry trade shows, networking with key affiliates of electric power and environmental associations, and promoting on our corporate website at www.ARCAInc.com.  We submit sales proposals for our services to interested parties and in response to requests for bid.

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

Competition

Our retail competition comes mainly from new-appliance and other special-buy retailers.  Each ApplianceSmart store competes with local and national retail appliance chains, as well as with independently owned retailers.  Many of these retailers have been in business longer than us and may have significantly greater assets.

Many factors, including obtaining adequate resources to create and support the infrastructure required to operate large-scale appliance recycling and replacement programs, affect competition in the industry.  We generally compete for contracts with several other appliance recycling businesses, energy services management companies and new-appliance retailers.  We also compete with small hauling or recycling companies based in the program’s service territory.  Many of these companies, including used-appliance dealers that call themselves “appliance recyclers,” resell in the secondary market a percentage of the used appliances they accept for recycling.  The unsalable units may not be properly processed to remove environmentally harmful materials because these companies do not have the capability to offer the full range of services we provide.

We expect our primary competition for appliance recycling and replacement contracts with existing and new customers to come from a variety of sources, including:

1.	Existing recycling companies.

2.	Entrepreneurs entering the appliance recycling business.

3.	Management consultants.

4.	Major waste hauling companies.

5.	Scrap metal processors.

6.	National and regional new appliance retailers.

In addition, utility companies and other customers may choose to provide all or some of the services required to operate their appliance recycling and replacement programs internally rather than contracting with outside vendors.  We have no assurance that we will be able to compete profitably in any of our chosen markets.

Government Regulation

Federal, state and local governments regulate appliance collection, recycling and sales activities.  While some requirements apply nationwide, others vary by market.  The many laws and regulations that affect appliance recycling include landfill disposal restrictions, hazardous waste management requirements and air quality standards.  For example, the 1990 Amendments to the Clean Air Act prohibit the venting of all Refrigerants while servicing or disposing of appliances.

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

In 2009, our then President and Chief Executive Officer, Edward R. (Jack) Cameron, was selected to represent the appliance recycling industry in the Climate Action Reserve’s 23-member workgroup that was tasked with developing the U.S. Ozone-Depleting Substances Project Protocol for the Destruction of Domestic High Global Warming Potential Ozone-Depleting Substances.  The Climate Action Reserve is a national offsets program working to ensure integrity, transparency and financial value in the U.S. carbon market.  The protocol was issued on February 3, 2010, and provides guidance to account for, report and verify greenhouse gas emission reductions associated with destruction of high global warming potential ozone-depleting substances that would have otherwise been released to the atmosphere, including those used in both foam and refrigerant applications.

In January 2013, through the authority of the California Air Resources Board, California launched a greenhouse gas (“GHG”) cap-and-trade program that will encompass 85% of the state’s emissions and affect all businesses operating in California by 2020. The first compliance period enforcing the GHG emissions limits for capped business sectors began January 1, 2013. Entities may meet up to eight percent of their compliance obligations with freely sold or traded offset credits, such as those created through the voluntary destruction of ozone-depleting refrigerants. We have been an active participant in California’s developing carbon offset market and anticipate increased involvement as the program expands.

Our retail stores obtain business licenses, sales tax licenses and permits required for their locations.  Our delivery and service vehicles comply with all DOT licensing requirements. In addition, in 2010, ApplianceSmart became the first independent retailer in the country to partner with the EPA in the Responsible Appliance Disposal (“RAD”) Program.  Through RAD, partners commit to employing best environmental practices to reduce emissions of ozone-depleting substances and greenhouse gases through the proper disposal of refrigeration appliances at end of life.  RAD partners report program results to the EPA annually to help quantify climate protection efforts.

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

Employees

On March 1, 2015, including those working at AAP, we had 342 full-time employees and 7 part-time employees, distributed approximately as follows:

1.	42% of our employees, including management, provide customer service, appliance collection, transportation and processing services at our recycling centers.

2.	54% of our employees, including management, work in our retail stores.

3.	4% of our employees are corporate management and support staff.

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

Risks Relating to Our Business

If we fail to implement our business strategy or if our business strategy is ineffective, our financial performance could be materially and adversely affected.

Our future financial performance and success are dependent in large part upon the effectiveness of our business strategy and our ability to implement our business strategy successfully. Implementation of our strategy will require effective management of our operational, financial and human resources and will place significant demands on those resources.

There are risks involved in pursuing our strategy, including the following:

•	Our employees, customers or investors may not embrace and support our strategy.

•	We may not be able to hire or retain the personnel necessary to manage our strategy effectively.

•	We may be unsuccessful in implementing improvements to operational efficiency and such efforts may not yield the intended result.

•	We may record material charges against earnings due to any number of events that could cause impairments to our assets.

In addition to the risks set forth above, effectiveness of and the successful implementation of our business strategy could also be affected by a number of factors beyond our control, such as increased competition, legal developments, government regulation, general economic conditions, increased operating costs or expenses and changes in industry trends. We may decide to alter or discontinue certain aspects of our business strategy at any time. If we are not able to implement our business strategy successfully, our long-term growth and profitability may be adversely affected. Even if we are able to implement some or all of the initiatives of our business strategy successfully, our operating results may not improve and could decline substantially.

If our third-party collection or delivery services are unable to meet our promised pickup and delivery schedules, our net sales may decline due to a decline in customer satisfaction.

We offer appliance pickup and delivery services, which are significantly outsourced to third-party providers. Our third-party services are subject to risks that are beyond our control. If appliances are not picked up on time, or at all, or products are not delivered on time, our clients and customers may cancel their orders or we may lose business from our clients and customers in the future. As a result, our net sales and profitability may decline.

We have many competitors, direct and indirect. If we fail to execute our marketing and distribution strategies effectively, those competitors could take sales and market share from us.

The retail market for home appliances is intensely competitive. We currently compete against a diverse group of national retailers, including Best Buy, Home Depot, Lowe’s, and Sears, as well as internet retailers and regional or independent major home appliance retail stores that sell many of the same or similar home appliances that we do. There are few barriers to entry and as a result new competitors may enter our existing retail markets at any time.

We may not be able to compete successfully against existing and future competitors. Some of our competitors have financial resources that are substantially greater than ours and may be able to purchase inventory at lower prices. Our competitors may respond more quickly to new or emerging technologies and may have greater resources to devote to discounts, promotions and sales of products and services. They may also have financial resources that enable them to weather economic downturns better than us.

Our existing competitors or new entrants into our industry may use a number of different strategies to compete against us, including:

•	Lower pricing.

•	More aggressive advertising and marketing.

•	Enhanced product and service offerings.

•	Extension of credit to customers on terms more favorable than we make available.

Many factors, including existing and proposed governmental regulation, may affect competition in the appliance recycling and replacement side of our business.  We generally compete with two or three companies based in the geographic area to be served, and they generally offer some of the same services we provide.  We expect our primary competition for contracts with existing or new customers to come from entrepreneurs entering the appliance recycling business, energy management consultants, current recycling companies, major waste hauling companies, scrap metal processors and new and used appliance dealers.  In addition, some of our customers, such as utility companies and municipalities, may operate appliance recycling and replacement programs internally rather than contracting with us or other third parties.  We cannot assure you that we will be able to compete profitably in any of our chosen markets.

Competition could cause us to lose market share, net sales and customers, which could negatively impact our sales, increase our expenditures or reduce prices or margins, any of which could have a material adverse effect on our business and results of operations.

A disruption in our relationships with, or in the operations of, any of our key suppliers could cause our net sales and profitability to decline.

The success of our business and our growth strategy depend to a significant degree on our relationships with our suppliers. Our largest suppliers include Electrolux, GE Appliances, Whirlpool, LG, Samsung and Bosch. We do not have long-term supply agreements or exclusive arrangements with our major suppliers. We typically order our inventory through the issuance of individual purchase orders to vendors. We have no contractual assurance of the continued supply of merchandise in the amount and assortment we currently offer our customers and we may be subject to rationing by suppliers. In addition, we rely heavily on a relatively small number of suppliers. Our top three suppliers represented approximately 86%, of our appliance purchases in fiscal 2014. The loss of any one or more of our key suppliers or our failure to establish and maintain relationships with these and other suppliers could materially adversely affect our supply and assortment of products, as we may not be able to find suitable replacements to supply products at competitive prices.

Our suppliers also provide us with marketing funds and volume rebates. If our suppliers fail to continue these incentives, it could have a materially adverse effect on our net sales and results of operations.

The financial condition of our suppliers may also adversely affect their access to capital and liquidity with which to maintain their inventory, production levels and product quality and to operate their businesses, all of which could adversely affect our supply chain. Negative impacts on the financial condition of any of our suppliers may cause suppliers to reduce their offerings of customer incentives and vendor allowances, cooperative marketing expenditures and product promotions. It may also cause them to change their pricing policies, which could impact demand for their products. The current weakness in, and volatility of, the overall economy makes it difficult for us and our suppliers to accurately forecast future product demand trends, which could cause us to carry too much or too little merchandise in various product categories.

A cybersecurity incident could negatively impact our business and our relationships with customers.

We use computers and transact, receive, transmit and store electronic data in substantially all aspects of our business operations. We also use mobile devices, social networking and other online activities to communicate with our employees and our customers. Such uses give rise to cybersecurity risks, including security breach, espionage, system disruption, theft and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information, including customers’ personal information, private information about employees, and financial and strategic information about the Company and its business partners. We also rely on a Payment Card Industry compliant third party to protect our customers’ credit card information. If we fail to assess and identify cybersecurity risks associated with new initiatives, we may become increasingly vulnerable to such risks. Additionally, while we have implemented measures to prevent security breaches and cyber incidents, our preventative measures and incident response efforts may not be entirely effective. The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability and competitive disadvantage.

There is no guarantee that the procedures that we have implemented to protect against unauthorized access to secured data are adequate to safeguard against all data security breaches. Any such compromise of our security or the security of information residing with our business associates or third parties could have a material adverse effect on our reputation and may expose us to material costs, penalties, compensation claims, lost sales, fines and lawsuits. In addition, any compromise of our data security may materially increase the costs we incur to protect against such breaches and could subject us to additional legal risk.

Failure to effectively manage our costs could have a material adverse effect on our profitability.

Certain elements of our cost structure are largely fixed in nature. The negative impact that sales and/or margin declines have on our business could make it more challenging for us to maintain or increase our operating income. The competitiveness in our industry and increasing price transparency means that the focus on achieving efficient operations is greater than ever. As a result, we must continuously focus on retaining and growing sales, maintaining and improving margins and managing our cost structure. Failure to manage our labor and benefit rates, advertising and marketing expenses, operating leases, other facility expenses or indirect spending could materially adversely affect our profitability.

Any failure of our information technology infrastructure or management information systems could cause a disruption in our business and our results of operations could be materially adversely impacted.

Our ability to operate our business from day to day largely depends on the efficient operation of our information technology infrastructure and management information systems. We use our management information systems to conduct our operations and plan critical corporate and business functions, including store operations, recycling operations, sales management, supply chain and inventory management, financial reporting and accounting, delivery and other customer services and various administrative functions. Our systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events such as fires, tornadoes and hurricanes, and usage errors by our employees. Operating legacy systems subject us to inherent costs and risks associated with maintaining, upgrading and replacing these systems and retaining sufficiently skilled personnel to maintain and operate the systems which may also place demands on management time, as well as create other risks and costs. Any failure that is not covered by our disaster recovery plan could cause an interruption in our operations and adversely affect our results of operations.

Our sales may not be an indication of our future results of operations because they fluctuate significantly.

Our current and historical sales figures have fluctuated significantly from quarter to quarter. A number of factors have historically affected, and will continue to affect, our sales results and profitability, including:

•	Changes in competition, such as pricing pressure, and the opening of new stores by competitors in our markets.

•	Periodic sale of carbon offsets resulting from the responsible destruction of certain refrigerants.

•	Inability to comply with or to identify third parties capable of complying with protocols required for responsible destruction of certain refrigerants.

•	Fluctuating commodity prices and available markets for our byproduct sales.

•	Changes in recycling and replacement programs with utility customers.

•	General economic conditions.

•	Consumer trends.

•	Weather conditions in our markets.

•	Timing of promotional events.

•	The locations of our stores and traffic drawn to those areas.

•	Our ability to execute our business strategies effectively.

Our business is dependent on the general economic conditions in our markets.

In general, our sales depend on discretionary spending by our customers. General economic factors and other conditions that may affect our business, include periods of slow economic growth or recession, political factors including uncertainty in social or fiscal policy, an overly anti-business climate or sentiment, volatility and/or lack of liquidity from time to time in U.S. and world financial markets and the consequent reduced availability and/or higher cost of borrowing for us and our customers, slower rates of growth in real disposable personal income, sustained high rates of unemployment, high consumer debt levels, increasing fuel and energy costs, inflation or deflation of commodity prices, natural disasters, and acts of terrorism and developments in the war against terrorism. Additionally, any of these circumstances concentrated in a region of the U.S. in which we operate could have a material adverse effect on our net sales and results of operations. General economic conditions and discretionary spending are beyond our control and are affected by, among other things:

•	Consumer confidence in the economy.

•	Unemployment trends.

•	Consumer debt levels.

•	Consumer credit availability.

•	The housing and home improvement markets.

•	Gasoline and fuel prices.

•	Interest rates and inflation.

•	Foreign currency exchange rates.

•	Slower rates of growth in real disposable personal income.

•	Natural disasters.

•	National and geopolitical concerns.

•	Tax rates and tax policy.

•	Other matters that influence consumer confidence and spending.

•	Commodity prices.

Volatility in financial markets may cause some of the above factors to change with an even greater degree of frequency and magnitude. The above factors could result in slowdown in the economy or an uncertain economic outlook, which could have a material adverse effect on our business and results of operations.

If we fail to hire, train and retain key management, qualified managers, sales associates and other employees, we could have difficulty implementing our business strategy, which may result in reduced net sales, operating margins and profitability.

If we are unable to attract and retain qualified personnel as needed in the future, our level of customer service may decline, which may decrease our net sales and profitability. Other factors that impact our ability to maintain sufficient levels of qualified employees in all areas of the business include, but are not limited to, the Company’s reputation, employee morale, the current macroeconomic environment, competition from other employers, and our ability to offer adequate compensation packages. Adverse changes in health care costs could also adversely impact our ability to achieve our operational and financial goals and to offer attractive benefit programs to our employees. Our ability to control labor costs, which may impact our ability to hire and retain qualified personnel, is subject to numerous external factors, including prevailing wage rates, the impact of legislation or regulations governing healthcare benefits or labor relations, such as the Employee Free Choice Act, and health and other insurance costs. If our labor and/or benefit costs increase, we may not be able to hire or maintain qualified personnel to the extent necessary to execute our competitive strategy, which could adversely affect our results of operations.

We could incur charges due to impairment of long-lived assets.

As of January 3, 2015, we had long-lived asset balances of $11.8 million, which are subject to periodic testing for impairment. See Note 2 of Notes to Consolidated Financial Statements for further information. A significant amount of judgment is involved in the periodic testing. Failure to achieve sufficient levels of cash flow generated from operations at AAP could result in impairment charges for the related fixed assets, which could have a material adverse effect on our reported results of operations. Impairment charges, if any, resulting from the periodic testing would be non-cash.

We are subject to certain statutory, regulatory and legal developments that could have a material adverse impact on our business.

Our statutory, regulatory and legal environment exposes us to complex compliance and litigation risks that could materially adversely affect our operations and financial results. The most significant compliance and litigation risks we face are:

•	The difficulty of complying with sometimes conflicting statutes and regulations in local, state and national jurisdictions;

•
The impact of proposed, new or changing statues and regulations, including, but not limited to, corporate governance matters, environmental impact, financial reform, Health Insurance Portability and Accounting Act, health care reform, labor reform, Payment Card Industry compliance, and/or other as yet unknown legislation that could affect how we operate and execute our strategies as well as alter our expense structure.

•	The impact of changes in tax laws (or interpretations thereof by courts and taxing authorities) and accounting standards.

•	The impact of litigation, including class action or individual lawsuits involving shareholders, and labor and employment litigation related matters.

•
Changes in trade regulations, currency fluctuations, economic or political instability, natural disasters, public health emergencies and other factors beyond our control may increase the cost of items we purchase or create shortages of these items, which in turn could have a material adverse effect on our cost of revenues, or may force us to increase prices, thereby adversely impacting net sales and profitability.

We are involved in a number of legal proceedings that arise from time to time in the ordinary course of business. Litigation is inherently unpredictable, and the outcome of some of these proceedings and other contingencies could require us to take or refrain from taking action which, in either case, could adversely affect our operations or reduce our net income. There can be no assurance that any litigation to which we are a party will be resolved in our favor. Any claim that is successfully decided against us may cause us to pay substantial damages, including punitive damages. Additionally, defending against regulatory changes, lawsuits and proceedings may involve significant expense and diversion of management’s attention and resources from other matters which could adversely affect our results of operations.

Our revenues, earnings and cash flows will fluctuate based on changes in commodity prices.

Our recycling operations process for sale certain recyclable materials, including steel, aluminum and copper, all of which are subject to significant market price fluctuations. The majority of the recyclables we process for sale are steel and non-ferrous metals. The fluctuations in the market prices or demand for such commodity items, particularly demand from China and Turkey, can affect our future operating income and cash flows negatively, such as we experienced in 2014 and 2013. As we have increased the size of our recycling operations, we have also increased our exposure to commodity price fluctuations.

In the past we have also earned a significant amount of revenue from the sale of carbon credits under the California Cap-and-Trade Program. The creation of carbon offsets involves a consultant's establishment of a project that includes the successful destruction of the Company's ozone-depleting refrigerants. The project process involves a significant degree of regulatory compliance and only a limited number of facilities are approved to destroy ozone-depleting refrigerants. The uncertainty of regulatory project approval after carbon offsets have been produced results in unpredictable assurance of or timing for revenue recognition. If we are unable to find businesses that can effectively dispose of ozone-depleting refrigerants or if we do not receive project approval for the resulting carbon offsets, we could experience a material adverse effect to our operating results.

Significant shortages in diesel fuel supply or increases in diesel fuel prices will increase our operating expenses.

The price and supply of diesel fuel can fluctuate significantly based on international, political and economic circumstances, as well as other factors outside our control, such as actions by the Organization of the Petroleum Exporting Countries (“OPEC”) and other oil and gas producers, regional production patterns, weather conditions and environmental concerns. Our collection and delivery agents need diesel fuel to run a significant portion of our collection and delivery of appliance activities in both our retail and recycling segments. Supply shortages could substantially increase our operating expenses. Additionally, if fuel prices increase, our direct operating expenses will increase and many of our vendors may raise their prices as a means to offset their rising costs. We may not be able to pass through all of our increased costs to our customers and some contracts prohibit any pass-through of the increased costs.

We may experience adverse impacts on our reported results of operations as a result of adopting new accounting standards or interpretations.

Our implementation of and compliance with changes in accounting rules, including new accounting rules and interpretations, could adversely affect our reported financial position or operating results or cause unanticipated fluctuations in our reported operating results in future periods.

We are subject to risks associated with leasing substantial amounts of space, including future increases in occupancy costs.

We lease most of our store locations, corporate headquarters and recycling centers. Our continued growth and success depends in part on our ability to locate desirable property for new stores or recycling centers and renew leases for existing locations. Because there is no assurance that we will be able to locate acceptable real estate for new stores or recycling centers, or re-negotiate leases for existing locations at similar or favorable terms at the end of the lease term, we could be forced to move or exit a market if another favorable arrangement cannot be made. Furthermore, a significant rise in real estate prices or real property taxes could result in an increase in lease expense as we open new locations and renew leases for existing locations, thereby negatively impacting the Company's results of operations. The inability of the Company to renew, extend or replace expiring leases could have an adverse effect on the Company's results of operations.

We depend on cash flow from operations to pay our lease expenses. If our business does not generate sufficient cash flow from operating activities to fund these expenses, we may not be able to service our lease expenses, which could materially harm our business.

If an existing recycling center, store, future store or recycling centers is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. Moreover, even if a lease has an early cancellation clause, we may not satisfy the contractual requirements for early cancellation under that lease. Our inability to enter into new leases or renew existing leases on terms acceptable to us or be released from our obligations under leases for stores or recycling centers that we close could materially adversely impact our business, financial condition, operating results or cash flows.

Our failure to maintain an effective system of internal controls could result in inaccurate reporting of financial results and harm our business.

We are required to comply with a variety of reporting, accounting and other rules and regulations. As such, we maintain a system of internal control over financial reporting, but there are limitations inherent in internal control systems. A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be appropriate relative to their costs. Furthermore, compliance with existing requirements is expensive and we may need to implement additional finance and accounting and other systems, procedures and controls to satisfy our reporting requirements. If our internal control over financial reporting continues to be evaluated as ineffective, such failure could cause investors to lose confidence in our reported financial information, negatively affect the market price of our common stock, subject us to regulatory investigations and penalties, and adversely impact our business and financial condition.

We face risks with respect to product liability claims and product recalls, which could adversely affect our reputation, our business, and our consolidated results of operations.

We purchase merchandise from third parties and offer this merchandise to customers for sale. This merchandise could be subject to recalls and other actions by regulatory authorities. Changes in laws and regulations could also impact the type of merchandise we offer to customers. We have experienced, and may in the future experience, issues that result in recalls of merchandise. In addition, individuals may in the future assert claims, that they have sustained injuries from third-party merchandise offered by us, and we may be subject to future lawsuits relating to these claims. There is a risk that these claims or liabilities may exceed, or fall outside the scope of, our insurance coverage. Any of the issues mentioned above could result in damage to our reputation, diversion of development and management resources, or reduced sales and increased costs, any of which could harm our business.

Our revenues from recycling and appliance replacement contracts are very difficult to project and the loss or modification of major recycling and appliance replacement contracts could adversely impact our profits.

Our business is dependent largely upon our ability to obtain new contracts and continue existing contracts for appliance recycling services and appliance replacement programs with utility companies and other sponsors of energy efficiency programs.  Contracts with these entities generally have initial terms of one to three years, with renewal options and early termination clauses.  However, some contracts are for programs that are non-recurring.  Although we continue to respond to utility companies and other sponsors of energy efficiency programs requesting bids for upcoming recycling services, we are still dependent on certain customers for a large portion of our revenues. Our major utility customers accounted for approximately 28% and 23% of our total revenues for 2014 and 2013, respectively.  The loss or material reduction of business from any of these major customers could adversely affect our revenues and profitability.  While we wish to add new recycling and appliance replacement contracts in 2015 and beyond, we cannot assure you that our existing contracts will continue, that they will be sufficiently profitable, that existing customers will continue to use our services at current levels or we will be successful in obtaining new recycling and replacement contracts going forward.

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

ARCA Advanced Processing, LLC’s (AAP) financial performance is dependent on market prices for recovered materials.

AAP’s revenues and profitability are driven by the market prices for various recovered materials, which include steel, copper, aluminum, other non-ferrous metals, glass, plastic, oil, and certain types of refrigerants.  Market prices for such materials may vary significantly.  AAP may also be impacted by the market price for carbon offsets that it has historically sold and for which the market is highly subject to regulatory approvals. If market prices for such materials and carbon offsets are less than projected, AAP may be unable to achieve profitable operations.

Under our credit agreement with PNC, we are limited with respect to the level of investment and/or the extension of credit that we are able to provide AAP. In the event that AAP is unable to achieve suitable levels of profitable operations, we may be unable to extend financing to support the ongoing operations of AAP, without obtaining an amendment in our credit facility with PNC. Alternatively, AAP would need to obtain additional sources of financing in the form of debt or equity. Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity or other securities in AAP or the Company.  We cannot assure you that any additional sources of financing or new capital will be available, available on acceptable terms, or permitted by the terms of our current debt agreement. If AAP is unable to survive financially, we are at risk for a significant portion of AAP’s indebtedness due to our corporate guarantee of some of their debt.

Although we receive all of their recyclable appliances generated from twelve states in the Northeast and Mid-Atlantic regions of the United States, the volume of recyclable appliances under the contract with GE is not guaranteed. Also, the contract with GE is set to expire in March 2016 and is terminable earlier on a 60-day notice if a material breach occurs and is not cured.

The operations of AAP and the Company's Louisville, KY RPC are materially dependent on the volume of appliances acquired from GE.  However, GE has not guaranteed any specific volume of appliances under the contract.  Also, the Louisville RPC needs volume in addition to the volume from GE to operate successfully.  The contract with GE is for a period of six years from the first date of collection, which was March 31, 2010, of recyclable appliances from GE’s Northeast and Mid-Atlantic delivery areas. The contract with GE is set to expire on March 31, 2016, if not renewed, and may be terminated earlier by either party if the other party is in material breach of the contract and does not cure the breach within sixty (60) days after receiving written notice from the other party.

We may need new capital to fully execute our growth strategy.

Our business involves providing comprehensive, integrated appliance recycling and replacement services and operating a chain of retail stores.  This commitment will require a significant continuing investment in capital equipment and leasehold improvements and could require additional investment in real estate.

Our total capital requirements will depend on, among the other things discussed in this annual report, the number of recycling centers and the number and size of retail stores operating during 2015 and thereafter.  Currently, we have eighteen retail stores and twelve recycling centers, including AAP, in operation.  If our revenues are lower than anticipated, our expenses are higher than anticipated or our line of credit cannot be maintained, we will require additional capital to finance our operations or AAP’s operation.  Even if we are able to maintain our line of credit, we may need additional equity or other capital in the future.  Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (including the issuance of preferred stock) or other securities.  We cannot assure you that any additional sources of financing or new capital will be available to us, available on acceptable terms or permitted by the terms of our current debt agreements.  In addition, if we sell additional equity to raise funds, all outstanding shares of common stock will be diluted.

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

Our lender has the right to demand payment in full of the borrowings under our line of credit in the event of a default.  If our lender were to do so, we would not be able to pursue our growth strategy and our operations would be severely limited unless and until new financing at similar amounts, rates, terms and conditions is obtained.

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

Under our existing Revolving Credit Agreement we have certain obligations, including maintaining certain financial covenants. While we are currently in compliance with all of our covenants, in the future, if we fail to maintain them and are not able to obtain relief from any covenant violation from our lenders, an event of default could occur and the lenders could cease lending to us, accelerate the payments of our debt and foreclose on our assets that secure our Revolving Credit Agreement. Any such action by the lenders would materially and adversely affect our financial performance and could even result in the Company’s bankruptcy.

Risks Relating to Our Common Stock

Our principal shareholders own a large percentage of our voting stock, which will allow them to control substantially all matters requiring shareholder approval.

Currently, Edward R. (Jack) Cameron, Chairman, beneficially owns approximately 8.1% of our common stock.  As of March 19, 2015, our officers and directors together beneficially hold approximately 18.6% of our common stock.  Medallion Capital, Inc. owns approximately 8.5% of our outstanding common shares.  Isaac Capital Group, LLC. and Abacab Capital Management LLC own approximately 11.9% and 7.6%, respectively, of our outstanding common shares.  Because of such ownership, our principal shareholders may be able to significantly, and possibly adversely, affect our corporate decisions, including the election of the board of directors.

Future sales of shares of our common stock in the public market may negatively affect our stock price.

Future sales of our common stock, or the perception that these sales could occur, could have a significant negative effect on the market price of our common stock.  In addition, upon exercise of outstanding options, the number of shares outstanding of our common stock could increase substantially.  This increase, in turn, could dilute future earnings per share, if any, and could depress the market value of our common stock.  Dilution and potential dilution, the availability of a large amount of shares for sale, and the possibility of additional issuances and sales of our common stock may negatively affect both the trading price of our common stock and the liquidity of our common stock.  These sales also might make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that we would deem appropriate.

The trading volumes in our common stock are highly variable, which could adversely affect the value and liquidity of your investment in our common stock.

There is only a limited trading market for our common stock, which is quoted on the NASDAQ.  Transactions in our common stock may lack the volume and liquidity necessary to maintain an orderly trading market and this could result in both depressed and highly variable trading prices. Sales of substantial amounts of common stock into the public market at the same time could adversely affect the market price of our common stock.

Our stock price may fluctuate and be volatile.

The market price of our common stock may be subject to significant fluctuations due to the following factors, among others:

•	Variations in our financial results.

•	Changes in accounting standards, policies, guidance or interpretations.

•	Sales of substantial amounts of our stock by existing shareholders.

•	General economic conditions.

The stock market in recent years has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of affected companies.  These broad market fluctuations may cause the price of our common stock to fall abruptly or remain significantly depressed.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Due to volatility of our stock price, we may in the future be the target of securities litigation. Such lawsuits generally result in the diversion of management's time and attention away from business operations, which could harm our business.

In addition, the costs of defense and any damages resulting from litigation, a ruling against us, or a settlement of the litigation could adversely our financial results.

We do not intend to declare dividends on our stock in the foreseeable future.

We have never declared or paid cash dividends on our common stock.  We currently intend to retain all future earnings, if any, for the operation and expansion of our business and, therefore, do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future.  Any payment of cash dividends on our common stock will be at the discretion of our board of directors, will require approval by our lender and will depend upon our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions and other factors deemed relevant by our board of directors.  Therefore, you should not expect to receive dividend income from shares of our common stock.

Our corporate documents and Minnesota law contain provisions that could discourage, delay or prevent a change in control of our company.

We are subject to the anti-takeover provisions of Section 302A.673 of the Minnesota Business Corporation Act.  Under these provisions, if anyone becomes an “interested shareholder” in a transaction not approved by a committee consisting of disinterested members of our board of directors, we may not enter into a “business combination” with that person for four years, which could discourage a third party from making a takeover offer and could delay or prevent a change of control.  For purposes of Section 302A.673, “interested shareholder” generally means someone owning 10% or more of our outstanding voting stock or an affiliate of ours that owned 10% or more of our outstanding voting stock during the past four years, subject to certain exceptions.

ITEM 2.	PROPERTIES

Our executive offices are located in Minneapolis, Minnesota, in a leased facility that includes approximately 11 acres of land.  The building contains approximately 126,000 square feet, consisting of 27,000 square feet of office space, 66,000 square feet of operations and processing space, and 33,000 square feet of retail space. We also own and use a building in Compton, California, with 11,000 square feet of office space and 35,000 square feet of warehouse and processing space.

As of January 3, 2015, we operated eighteen stores in four states with an average square footage of 31,500 square feet. Three of these stores also have production or recycling space.

Market	Stores
Minnesota	8
Ohio	4
Georgia	4
Texas	2
Total	18

We lease all of our retail store facilities.  We generally attempt to negotiate lease terms of five to ten years that include options to renew for our retail stores.

We operate twelve processing and recycling centers.  One is located in the facility that we own in Compton, California.  Ten are leased facilities we operated in Dartmouth, Nova Scotia; Oakville, Ontario; St. Louis Park, Minnesota; San Antonio, Texas; Decatur, Illinois; Earth City, Missouri; Commerce City, Colorado; Kent, Washington; Tualatin, Oregon; and Louisville, Kentucky.  Our recycling centers typically range in size from 6,000 to 42,000 square feet.  We are also operating the AAP processing and recycling center located in Philadelphia, Pennsylvania, which leases an 80,000-square-foot facility.

We believe all of the facilities we occupy are adequate for our future needs.

ITEM 3.	LEGAL PROCEEDINGS

On March 6, 2015, a complaint was filed in United States District Court for the Central District of California by Jason Feola, individually and as a representative of a class consisting of purchasers of the Company’s common stock between March 15, 2012 and February 11, 2015, against Appliance Recycling Centers of America, Inc. and certain current and former officers of the Company.  Mr. Feola, pursuant to terms of his retainer agreement with The Rosen Law Firm, certified that he purchased 240 shares of the Company’s common stock for $984 in total consideration. To our knowledge, neither the Company nor the individual defendants have been served the complaint. The complaint alleges that misstatements and omissions occurred in press releases and filings by the Company with the Securities and Exchange Commission and that these misstatements or omissions constitute violations of Section 20 (a) and Section 10(b) of, and Rule 10b-5 under, the Securities Exchange Act of 1934.  This matter has been forwarded to our insurance carrier and we intend to contest vigorously the claims made in the complaint.
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

In February 2012, various individuals commenced a class action lawsuit against Whirlpool Corporation (“Whirlpool”) and various distributors of Whirlpool products, including Sears, The Home Depot, Lowe’s and us, alleging certain appliances Whirlpool sold through its distribution chain, which includes us, were improperly designated with the ENERGY STAR® qualification rating established by the U.S. Department of Energy and the Environmental Protection Agency.  The claims against us include breach of warranty claims, as well as various state consumer protection claims.  The amount of the claim is, as yet, undetermined.  Whirlpool has offered to fully indemnify and defend its distributors in this lawsuit, including us, and has engaged legal counsel to defend itself and the distributors.  We are monitoring Whirlpool’s defense of the claims and believe the possibility of a material loss is remote.

In 2007, we entered into an agreement with AMTIM Capital, Inc. (“AMTIM”) to act as our representative to market our recycling services in Canada under an arrangement that pays AMTIM for revenues generated by recycling services in Canada as set forth in the agreement between the parties.  A dispute has arisen between AMTIM and us with respect to the calculation of amounts due to AMTIM pursuant to the agreement.  In a lawsuit against us, AMTIM claims a discrepancy of approximately $2.0 million in the calculation of fees due to AMTIM by us.  We commenced an action in the U.S. District Court for a determination of the parties’ rights under the agreement.  AMTIM started its own action in Ontario, Canada, against us for amounts it claims are due pursuant to the agreement.  We moved the Canadian court for a stay of that action pending the U.S. action.  AMTIM requested the U.S. District Court to stay the U.S. action pending resolution of the Canadian court action.  AMTIM’s motion was denied by the U.S. District Court and as a result, we obtained a default judgment against AMTIM approving the manner in which we have historically calculated fees due to AMTIM.  Shortly thereafter, the Canadian court dismissed our motion to stay the Canadian action.  We thereafter sought dismissal of the Canadian action for lack of jurisdiction of the Canadian courts.  That motion was denied by the Canadian court.  We appealed that denial and the Canadian appellate court upheld the denial indicating the Company’s position may support a dismissal ruling on other grounds.  We moved for dismissal on such other grounds and the Canadian lower court denied that motion.  The Company, thereafter, appealed that decision to the Ontario appellate court.  The appellate court denied the Company’s appeal, allowing the case to go forward to trial.  The Company is currently evaluating its options to request review of the appellate court decision by the Supreme Court of Canada.  Although the outcome is uncertain, we believe the possibility of a material loss is remote.

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

	High	Low
2014
First Quarter	$3.32	$2.80
Second Quarter	4.20	2.68
Third Quarter	4.23	2.79
Fourth Quarter	2.95	2.56

2013
First Quarter	$1.60	$1.20
Second Quarter	2.63	1.35
Third Quarter	3.04	2.30
Fourth Quarter	3.63	2.86

On March 19, 2015, the last reported sale price of our common stock on the NASDAQ Capital Market was $2.58 per share.  As of March 19, 2015, there were 112 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers.

We have not paid dividends on our common stock and do not presently plan to pay dividends on our common stock for the foreseeable future.  Our credit agreement prohibits payment of dividends.

Information concerning securities authorized for issuance under equity compensation plans is included in Part III, Item 12 of this report.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Item 8. Financial Statements and Supplementary Data.”  Certain information contained in the discussion and analysis set forth below and elsewhere in this annual report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risk and uncertainties.  In evaluating such statements, you should specifically consider the various factors identified in this annual report that could cause results to differ materially from those expressed in such forward-looking statements, including matters set forth in “Item 1A. Risk Factors.”

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

Our business components are uniquely positioned in the industry to work together to provide a full array of appliance-related services.  ApplianceSmart operates eighteen company-owned stores, sells new appliances directly to consumers and provides affordable ENERGY STAR® options for energy efficiency appliance replacement programs.  Our twelve RPCs process appliances at end of life to remove environmentally damaging substances and produce byproducts for sale in North America.  AAP employs advanced technology to refine traditional appliance recycling techniques to achieve optimal revenue-generating and environmental benefits. We are also the exclusive North American distributor for UNTHA Recycling Technology (“URT”), one of the world’s leading manufacturers of technologically advanced refrigerator recycling systems and recycling facilities for electrical household appliances and electronic scrap.

We believe the concept of the GE contract and AAP model are the future of appliance recycling and hope to open similar but smaller centers throughout the United States.  We cannot predict when these centers may open or if the appropriate volumes can be obtained to support the concept at future locations.

Revenues and earnings in our recycling segment are impacted by seasonal variances, with the second and third quarters generally having higher levels of revenues and earnings.  This seasonality is due primarily to our utility customers supporting more marketing and advertising during the spring and summer months.  Our customers tend to promote the recycling programs more aggressively during the warmer months because they believe more people want to clean up their garages and basements during that time of the year.  However, the addition of the GE agreement and some customers shifting to marketing their appliance recycling programs year-round has helped to mitigate seasonality.

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

Over the last twelve months, recycling-only programs continue to report declining revenues and volumes, while we have experienced growing revenues and volumes from our appliance replacement programs. We believe factors impacting this shift include a declining number of utility program-eligible refrigerators manufactured before 1993 energy standards took effect and a greater emphasis by utilities on promoting the sale of ENERGY STAR® appliances.

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

Reporting Period.  We report on a 52- or 53-week fiscal year.  Our 2014 fiscal year (“2014”) ended on January 3, 2015, and included 53 weeks.  Our 2013 fiscal year (“2013”) ended on December 28, 2013, and included 52 weeks.

Sales and Use Tax Restatement

During the fourth quarter of 2014, we received communication from the California Board of Equalization ("BOE") indicating they were not in agreement with our interpretation of the sales and use tax law in the State of California. In conjunction with the ensuing sales and use tax audit we applied for and, on February 9, 2015, received approval to participate in the BOE’s Managed Audit Program, which allows the Company to conduct a self-examination related to state sales and use taxes. ARCA’s participation in the BOE’s Managed Audit Program could result in the elimination of potential tax penalties while significantly reducing interest costs associated with any tax assessment. The Managed Audit covers the period from January 1, 2011 through September 30, 2014.

Through appliance replacement programs, certain utility companies provide qualified, low-income households with new ENERGY STAR® major household appliances and permanently remove the residents’ old, energy-inefficient models from service. These programs, which are funded primarily by utility ratepayers, are designed to provide societal benefits by reducing participants’ energy and water bills while conserving natural resources. Operating as a service provider that distributed new appliances to utilities to replace participants' resource inefficient models, the Company believed it was exempt from collecting sales tax for the programs, and as such, did not collect sales taxes for the periods under examination.

ARCA provided a comprehensive range of appliance replacement support services to program sponsors during the period under examination, including:

•	Procuring energy efficient appliance models that meet the sponsoring utilities’ specifications.

•	Scheduling appliance delivery and installation for qualified participants.

•	Inspecting residences for appropriate electrical connections prior to appliance delivery.

•	Overseeing the delivery and installation of new ENERGY STAR® appliances.

•	Recycling old appliances in compliance with federal, state and local regulations to permanently remove them from the electrical grid and/or water supply.

•	Providing extensive data and customized reports to utility management for evaluating cost-effectiveness and other program benefits.

One utility-sponsored appliance replacement program for which the Company provided services during the examination period was funded by a ratepayer surcharge, which was subject to state sales tax, on ratepayers’ utility bills. The utility remitted these taxed surcharge funds to the California BOE after collection. Consequently, any assessment of sales taxes on appliances delivered to participants in the low-income appliance replacement program results in a second round of taxation on California utility ratepayers. Collecting sales tax on the ENERGY STAR® appliances would have also reduced the number of participants who could have been served through the program. This program was funded through California’s Gas Consumption Surcharge Fund, which was established to provide certain low-income assistance programs, cost-effective energy efficiency and conservation activities, and public interest research and development through a surcharge on all natural gas consumed in the state.

As of this time, our best estimate is that the Managed Audit Program will likely result in a Notice of Determination from the California BOE of an assessment of approximately $3.9 million ($2.4 million net of income taxes), covering the entire period under audit. We have been working with outside consultants to arrive at our assessment estimate and will continue to engage the services of these sales tax experts throughout the Managed Audit Program process. Such assessment, however, would be subject to protest and appeal, and would not need to be funded until the matter has been fully resolved. Resolution could take up to three years. We have disclosed in Note 1A to our Consolidated Financial Statements the effect on previously issued consolidated financial statements as of and for the fiscal year ended December 28, 2013 and interim periods ended September 27, 2014, June 28, 2014, March 29, 2014, December 28, 2013, September 28, 2013, June 29, 2013 and March 30, 2013 to correct for the impact of our error of not collecting and remitting sales taxes.

In addition to the right to protest and appeal any assessment, we are working with consultants and legislators to put forth Assembly Bill No. 88 in the California State Legislature 2015-2016 regular session to exempt from sales and use taxes the gross receipts from the sale of, and storage, use or other consumption in the State of California of, energy or water efficient home appliances purchased by public utilities that are provided at no cost to low-income participants in federal, state or ratepayer-funded energy efficiency programs for those participants’ use.

Due to uncertainties related to estimating the merits of the case under a tax appeal, possible recovery from customers through their funding sources and the impact of pending legislation to exempt energy efficient appliances provided to low-income households from sales and use tax, we are unable to anticipate or estimate any amounts that may be recoverable or that could reduce the amount of liability the Company may be assessed related to this sales tax matter. Any reduction or increase to the estimated amount of the BOE’s tax assessment will be reflected in income or expense in future periods when realized.

Results of Operations

The following table sets forth our consolidated financial data as a percentage of total revenues for fiscal years 2014 and 2013:

	2014	2013
Revenues:
Retail	51.2%	53.6%
Recycling	35.1	32.1
Byproduct	13.7	14.3
Total revenues	100.0	100.0
Cost of revenues	74.9	74.4
Gross profit	25.1	25.6
Selling, general and administrative expenses	23.1	22.9
Operating income	2.0	2.7
Other income (expense):
Interest expense, net	(0.8)	(1.0)
Other income (expense), net	—	(0.1)
Income before income taxes and noncontrolling interest	1.2	1.6
Provision for (benefit of) income taxes	0.5	(1.1)
Net income	0.7	2.7
Net income attributable to noncontrolling interest	—	(0.2)
Net income attributable to controlling interest	0.7%	2.5%

The following table sets forth the key results of operations by segment for fiscal years 2014 and 2013 (dollars in millions):

	2014	2013	% Change
Revenues:
Retail	$68.0	$69.7	(2.3)%
Recycling	62.9	58.2	8.0%
Total revenues	$130.9	$127.9	2.3%
Gross profit:
Retail	$17.9	$18.6	(3.8)%
% of revenues	26.3%	26.7%
Recycling	$14.9	$14.1	5.9%
% of revenues	23.7%	24.2%
Total gross profit	$32.8	$32.7	0.3%
% of revenues	25.1%	25.6%
Operating income (loss):
Retail	$(1.8)	$(1.1)	(65.8)%
Recycling	5.0	5.1	(2.3)%
Unallocated corporate costs	(0.7)	(0.6)	(4.3)%
Operating income	$2.5	$3.4	(26.5)%

Our total revenues of $130.9 million for 2014 increased $3.0 million, or 2%, from $127.9 million in 2013.  The change in revenues was attributed primarily to the following factors:

Retail Segment

•
Same-store sales declined by $1.2 million compared with the prior year. Sales were higher in fiscal 2014 as there were 53 weeks as compared with 52 weeks in fiscal 2013 with the extra week around the year end holiday season, which are traditionally slower weeks.

•	The impact of closing one store that operated during 2013 but not 2014 was $0.5 million. We closed one store during the second quarter of 2013.

Recycling Segment

•	Appliance replacement program revenues increased by $5.3 million compared with the prior year.

•	Recycling-only program revenues declined $0.4 million compared with the prior year.

•	Carbon offset revenues increased $0.4 million in 2014.

•	AAP revenues, excluding carbon offsets decreased by $0.6 million compared with the prior year.

Recycling segment revenues accounted for 48% of total revenues in 2014 compared with 46% in 2013. Recycling segment revenues and retail segment revenues each include a portion of byproduct revenues.  In both 2014 and 2013, the recycling segment accounted for approximately 94% of byproduct revenues. The increase in replacement program revenues impacted the overall mix of revenues between the recycling and retail segments in 2014 compared with 2013. Future revenues and related earnings from appliance replacement programs are uncertain and may fluctuate significantly from year to year. Factors impacting future appliance replacement program revenues and earnings include the type and scope of energy efficiency programs approved by regulatory agencies, competitive bidding, contract changes, non-renewals and early cancellations.

Our operating income of $2.5 million for 2014 decreased $0.9 million, or 26%, compared with an operating income of $3.4 million in 2013.  The change in operating income was attributed to several factors, including:

Retail Segment

•	Operating expenses remained consistent when compared with 2013, even with one additional week in fiscal 2014.

•	Gross profit decreased by $0.7 million compared with 2013, primarily the result of lower sales volumes.

Recycling Segment

•	The impact of higher appliance replacement volumes for ARCA and better pricing for recyclable appliances by AAP resulted in a $1.9 million improvement in gross profit during 2014.

•	Operating expenses in 2014 increased by $.9 million compared with 2013.

•	Carbon offset revenues in 2014 increased by $0.4 million compared with 2013.

Unallocated corporate costs increased by $0.1 million compared with 2013.

Revenues.  Revenues for the fiscal years of 2014 and 2013 were as follows (dollars in millions):

	2014	2013	% Change
Retail	$67.0	$68.6	(2.2)%
Recycling	45.9	41.0	12.0%
Byproduct	18.0	18.3	(1.8)%
	$130.9	$127.9	2.3%

Retail Revenues.  Our retail revenues of $67.0 million for 2014 decreased $1.5 million, or 2.2%, from $68.6 million in 2013.  Same-store appliance revenues from ApplianceSmart stores operating during the entire fiscal years of 2014 and 2013 declined 1.5% compared with 2013. In addition, the impact of closing one store in fiscal 2013 resulted in a further 0.7% reduction in retail revenues in fiscal 2014 when compared with fiscal 2013. We continue to evaluate strategies for addressing our underperforming stores, from right-sizing showroom space to closure.

Our stores carry a wide range of innovative and affordable appliances such as close-outs, factory overruns, discontinued models and other special-buy appliances, including out-of-carton merchandise.  All of these appliances are new.

We purchase the majority of our appliances from Whirlpool, GE Appliances, LG, Electrolux, Samsung and Bosch.  We have no minimum purchase requirements with any of these manufacturers.  We believe purchases from these manufacturers will provide an adequate supply of high-quality appliances for our retail stores; however, there is a risk that one or more of these sources could be curtailed or lost.

Recycling Revenues.  Our recycling revenues of $45.9 million for 2014 increased $4.9 million, or 12.0%, from $41.0 million in 2013.  Recycling revenues are comprised of two components: (1) appliance recycling revenues generated by collecting and recycling appliances for utilities and other sponsors of energy efficiency programs and (2) appliance replacement revenues generated by recycling and replacing old appliances with new energy efficient models for programs sponsored by utility companies.  Appliance recycling revenues decreased 3.7% to $11.8 million in 2014 compared with $12.2 million in 2013, due primarily to lower volumes and price compression within certain contracts.  Appliance replacement revenues increased 18.7% to $34.1 million in 2014 compared with $28.8 million in 2013, due primarily to higher volumes and the mix of appliance replacements. Future appliance recycling and appliance replacement revenues are uncertain and may fluctuate significantly from period to period. We aggressively pursue new appliance recycling and replacement contracts along with renewing our current contracts throughout North America but cannot predict if we will be successful in signing new contracts or renewing existing contracts.

Byproduct Revenues.  Our byproduct revenues of $18.0 million for 2014 decreased $0.3 million or 1.8% from $18.3 million in 2013.  The decrease in byproduct revenues was primarily the result of the following factors:

•	Revenues related to carbon offset sales increased $0.3 million to $1.0 million in 2014 compared with 2013.

•
Byproduct revenues include all revenues generated by AAP. AAP revenues, excluding $0.3 million in carbon offset sales mentioned above, decreased $0.6 million in 2014, to $10.8 million, compared with 2013. The decrease was due primarily to declines in average steel and non-ferrous metal scrap prices per gross ton.

We cannot predict byproduct material prices and results can vary significantly from period to period. At the present time we expect to generate similar carbon offset revenues in 2015 to that generated in 2014, but cannot predict the amount or timing of carbon offset sales. Carbon offset sales are dependent on market conditions, including demand and acceptable market prices. We have experienced declines in average steel and non-ferrous scrap prices in early 2015 and expect that in the near term there will be continued downward pressure on our byproduct revenues until such point in time that the average selling prices for such commodities recover to levels that we have experienced in recent years.

Total Gross Profit.  Our gross profit of $32.8 million in 2014 increased $0.1 million, or 0.4%, compared with $32.7 million in 2013.  Gross profit as a percentage of total revenues decreased to 25.0% in 2014 compared with 25.6% in 2013.

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

Retail Segment Gross Profit. Gross profit in our retail segment decreased to $17.9 million in 2014 compared with $18.6 million in 2013.  Gross profit as a percentage of related revenues decreased to 26.3% in 2014 compared with 26.7% in 2013. The year-over-year decrease in retail gross profit was primarily the result of the absence of a $0.5 million reversing a noncash inventory valuation charge in 2014, that improved margins in 2013.

Recycling Segment Gross Profit. Gross profit in our recycling segment increased to $14.9 million in 2014 compared with $14.1 million in 2013. Gross profit as a percentage of related revenues was 23.7% in 2014 compared with 24.2% in 2013. The increase in gross profit was driven primarily by the following factors:

•	Increase in appliance replacement volumes, which partially offset a decline in appliance recycling volumes and price compression; the net impact was a gross profit increase of $0.8 million.

•	Increase in carbon offset revenues of $0.3 million.

•	Decrease in AAP gross profit of $0.3 million due primarily to higher costs for freight, lower scrap prices for steel and non-ferrous metals offset by lower acquisition costs of recyclable appliances.

Selling, General and Administrative Expenses.  Our selling, general and administrative (“SG&A”) expenses of $30.3 million for 2014 increased $1.0 million or 3.3% compared with $29.3 million in 2013.  Our SG&A expenses as a percentage of total revenues increased to 23.1% in 2014 compared with 22.9% in 2013.

The increase in selling, general and administrative expenses was due primarily to higher sales in Canada with sales commissions increasing close to $0.3 million, legal and consulting expenses related to the California sales tax matter amounting to $0.2 million and higher operating costs at AAP of approximately $0.3 million.

Provision for (Benefit of) Income Taxes.  For 2014, we recorded a provision for income taxes of $0.7 million. For 2013, we recorded a benefit from income taxes of $1.4 million. During the fourth quarter of 2013, we concluded, based on the assessment of all available evidence, including previous three-year cumulative income and estimates of future profitability, that it was more-likely-than-not that we would be able to realize the majority of our deferred tax assets in the future and recorded a $2.2 million noncash reversal of our deferred tax asset valuation allowance.  During fiscal year 2013, we also utilized $0.4 million in net operating loss deferred tax assets that were offset by a full valuation allowance due to the uncertainty of future realization as of December 29, 2012.  In fiscal year 2013, we recorded a $1.1 million tax provision related to taxable income primarily from our U.S. operations, which partially offset the $2.5 million reduction in our deferred tax asset valuation allowance.

We maintained a valuation allowance of $0.6 million against our state net operating loss carryforward, foreign tax credits and capital loss carryforward deferred tax assets as of January 3, 2015.

Noncontrolling Interest.  Noncontrolling interest represents 4301’s share of AAP’s net (income) loss.  Under the AAP joint venture agreement, ARCA and 4301 each have a 50% interest in AAP.  AAP reported a net income of $48,000 for 2014, that included carbon offset revenues of $0.3 million. This compared with AAP's reported net income of $0.6 million for 2013, which included carbon offset revenues of $.5 million.

Liquidity and Capital Resources

Summary.  Cash and cash equivalents as of January 3, 2015 were $3.5 million compared with $1.9 million as of December 28, 2013.  Net working capital, the excess of current assets over current liabilities, increased to $10.3 million as of January 3, 2015 compared with $9.5 million as of December 28, 2013.

Operating Activities.  Our net cash provided by operating activities was $3.6 million in 2014 compared with $1.7 million in 2013.  The increase in net cash provided by operating activities for the year ended January 3, 2015, was related primarily to less cash being used by accounts receivables and a source of cash resulting from the increase in accounts payable and accrued expenses.

Investing Activities.  Our net cash used in investing activities was $0.3 million in 2014 compared with $1.0 million in 2013.  Net cash used in investing activities for the year ended January 3, 2015 was related primarily to the purchase of property and equipment net of a receipt of restricted cash previously reserved for our bankcard processor. Net cash used in investing activities for the year ended December 28, 2013 was related to the purchase of property and equipment and a restricted cash reserve for our bank card processor.

Financing Activities.  Our net cash used in financing activities was $1.5 million in 2014 compared with cash used in financing activities of $1.8 million in 2013. Net cash used in financing activities for the years ended January 3, 2015 and December 28, 2013, was related primarily to payments on our long-term borrowings and revolving line of credit.

Sources of Liquidity.  Our principal sources of liquidity are cash from operations and borrowings under our revolving line of credit. Our principal liquidity requirements consist of long-term debt obligations, capital expenditures and working capital. Our total capital requirements for the next twelve months will depend upon, among other things, the number and size of ApplianceSmart stores operating during the period, the volumes generated from recycling and appliance replacement contracts during the period and our needs related to AAP.  Currently, we have eighteen ApplianceSmart stores and twelve recycling centers, including AAP, in operation.

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

Outstanding Indebtedness.  On January 24, 2011, we entered into a Revolving Credit, Term Loan and Security Agreement, as amended, (“Revolving Credit Agreement”) with PNC Bank, National Association (“PNC”) that provides us with a $15.0 million revolving line of credit.  See below for further discussion regarding the Term Loan entered into with PNC.  The Revolving Credit Agreement has a stated maturity date of January 24, 2016, if not renewed.  The Revolving Credit Agreement includes a lockbox agreement and a subjective acceleration clause and, as a result, we have classified the revolving line of credit as a current liability.  The Revolving Credit Agreement is collateralized by a security interest in substantially all of our assets, and PNC is also secured by an inventory repurchase agreement with Whirlpool Corporation for Whirlpool purchases only.  We also issued a $750,000 letter of credit in favor of Whirlpool Corporation.  The Revolving Credit Agreement requires, starting with the fiscal quarter ending March 30, 2014, and continuing at the end of each quarter thereafter, that we meet a minimum fixed charge coverage ratio of 1.1 to 1.0, measured on a trailing twelve-month basis.  The Revolving Credit Agreement limits investments we can purchase, the amount of other debt and leases we can incur, the amount of loans we can issue to our affiliates and the amount we can spend on fixed assets, along with prohibiting the payment of dividends. The affiliate loan balance is capped at $0.3 million on December 31, 2014 and thereafter. As of January 3, 2015 and December 28, 2013, we were in compliance with all the covenants of the Revolving Credit Agreement.

The interest rate on the revolving line of credit is PNC Base Rate plus 1.75%, or 1-, 2- or 3-month PNC LIBOR Rate plus 2.75%.  The PNC Base Rate shall mean, for any day, a fluctuating per annum rate of interest equal to the highest of (i) the interest rate per annum announced from time to time by PNC at its prime rate, (ii) the Federal Funds Open Rate plus 0.5%, and (iii) the one-month LIBOR rate plus 1%.  As of January 3, 2015, and December 28, 2013, the weighted average interest rate was 3.30% and 4.27%, respectively, which included both PNC LIBOR Rate and PNC Base Rate loans, and the outstanding balance under the Revolving Credit Agreement was $9.2 million and $9.7 million, respectively.  The amount of revolving borrowings under the Revolving Credit Agreement is based on a formula using accounts receivable and inventories.  We may not have access to the full $15.0 million revolving line of credit due to the formula using accounts receivable and inventories, the amount of the letter of credit issued in favor of Whirlpool Corporation and the amount of outstanding loans between PNC and our AAP joint venture.  As of January 3, 2015, and December 28, 2013, our available borrowing capacity under the Revolving Credit Agreement was $4.9 million and $4.0 million, respectively.

On January 24, 2011, we entered into a $2.55 million term loan (“Term Loan”) with PNC Bank to finance the mortgage on our California facility.  The Term Loan is payable as follows, subject to acceleration upon the occurrence of an event of default or termination of the Revolving Credit Agreement: 119 consecutive monthly principal payments of $21,250 plus interest commencing on February 1, 2011, and continuing on the first day of each month thereafter followed by a 120th payment of all unpaid principal, interest and fees on February 1, 2021.  If the Revolving Credit Agreement is not renewed, a balloon payment of $1,253,750 in principal plus interest and additional fees will be due on January 24, 2016. The Term Loan is collateralized with our California facility located in Compton, California.  The Term Loan interest rate is PNC Base Rate plus 2.25%, or 1-, 2- or 3-month PNC LIBOR Rate plus 3.25%.  As of January 3, 2015, the weighted average interest rate was 3.45%, which included both PNC LIBOR Rate and PNC Base Rate loans. As of December 28, 2013, the interest rate was 4.75%, which included both PNC LIBOR Rate and PNC Base Rate loans.

On March 10, 2011, AAP entered into three separate commercial term loans (“Term Loans”) with Susquehanna Bank, pursuant to the guidelines of the U.S. Small Business Administration 7(a) Loan Program.  The total amount of the Term Loans is $4.75 million, split into three separate loans for $2.10 million, $1.40 million and $1.25 million.  The Term Loans mature in ten years and bear an interest rate of Prime plus 2.75%.  As of January 3, 2015 and December 28, 2013, the term loans had $3.3 million and $3.8 million outstanding, respectively. As of both January 3, 2015 and December 28, 2013, the interest rate on the Term Loans was 6.00%.  The total monthly interest and principal payments are $54,000 and began on July 1, 2011.  Borrowings under the Term Loans are secured by substantially all of the assets of AAP along with liens on the business assets and certain personal assets of the owners of 4301 Operations, LLC.  We are a guarantor of the Term Loans along with 4301 Operations, LLC and its owners. Susquehanna Bank also has a security interest in the assets of the Company.

A decline in scrap prices that affected the Company in the fourth quarter of 2014 continued into 2015. The United States has experienced across-the-board declines in virtually all commodity prices, from grain to oil to lumber to metals. These declines are due in large part to the strength of the U.S. dollar, which makes it expensive for countries such as China and Turkey to purchase scrap metal from suppliers located in the United States. Consequently, foreign buyers have shifted their purchases from the U.S. to European countries and elsewhere. At the same time, U.S. steel mills have been finding it more advantageous to import high-quality billets of steel made from virgin iron ore than to purchase U.S.-generated scrap. As a result, in the near term, our scrap revenues per ton have declined further in 2015. It is unclear when scrap prices will recover and what the impact will be on our byproduct revenues. Our 2015 financial results are being adversely affected by the low scrap prices and, as a result, it is probable that we may not be in compliance with certain covenants of the Revolving Credit Agreement at some point in 2015. In the event that we are not in compliance with our covenants it is possible our PNC Term Loan could be classified as a current obligation until such time as we obtain a waiver of compliance or amend the terms of our agreement with PNC.

Off Balance Sheet Arrangements and Contractual Obligations

Other than operating leases, we do not have any off balance sheet financing.  A summary of our operating lease obligations by fiscal year is included in “Note 9. Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

Application of Critical Accounting Policies

Our discussion of the financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States.  The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities at the date of the financial statements.  Management regularly reviews its estimates and assumptions, which are based on historical factors and other factors believed to be relevant under the circumstances.  Actual results may differ from these estimates under different assumptions, estimates or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and potentially result in materially different results under different assumptions and conditions.  See Note 2 of “Notes to Consolidated Financial Statements” for additional disclosure of the application of these and other accounting policies.

Inventories.  Our inventories, consisting principally of appliances, are stated at the lower of cost, determined on a specific identification basis, or market.  We provide estimated provisions for the obsolescence of our appliance inventories, including adjustments to market, based on various factors, including the age of such inventory and our management’s assessment of the need for such provisions.  We look at historical inventory agings and margin analyses in determining our provision estimate.  Historically, our actual experience has not differed significantly from our estimates.

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

Market Risk and Impact of Inflation

Interest Rate Risk.  We do not believe there is any significant risk related to interest rate fluctuations on our long-term fixed-rate debt.  There is interest rate risk on the revolving line of credit, PNC term loan and Susquehanna term loans, since our interest rate floats with prime and LIBOR.  The outstanding balance on our floating rate debt as of January 3, 2015, was approximately $14.1 million.  Based on average floating rate borrowings of $15.0 million, a hypothetical 100 basis point change in the applicable interest rate would have caused our interest expense to change by approximately $0.2 million for the fiscal year ended January 3, 2015.

Foreign Currency Exchange Rate Risk.  We currently generate revenues in Canada.  The reporting currency for our consolidated financial statements is U.S. dollars.  It is not possible to determine the exact impact of foreign currency exchange rate changes; however, the effect on reported revenue and net earnings can be estimated.  We estimate that the overall strength of the U.S. dollar against the Canadian dollar had an immaterial impact on the revenues and net income for the fiscal year ended January 3, 2015.  We do not currently hedge foreign currency fluctuations and do not intend to do so for the foreseeable future.

We do not hold any derivative financial instruments; nor do we hold any securities for trading or speculative purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
Appliance Recycling Centers of America, Inc. and Subsidiaries
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Appliance Recycling Centers of America, Inc. and Subsidiaries (the Company) as of January 3, 2015 and December 28, 2013, and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Appliance Recycling Centers of America, Inc. and Subsidiaries as of January 3, 2015 and December 28, 2013 and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1A to the consolidated financial statements, the 2013 consolidated financial statements have been restated to correct a misstatement. In addition, the fiscal 2012 and 2011 consolidated financial statements have been restated with the effect recorded as an adjustment to the beginning accumulated deficit as of December 29, 2012 in the consolidated statements of shareholders' equity.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, MN
March 30, 2015

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	January 3, 2015	December 28, 2013
		(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$3,523	$1,948
Accounts receivable, net of allowance of $106 and $27, respectively	10,954	12,278
Inventories	16,113	16,654
Income taxes receivable	709	82
Other current assets	1,096	622
Deferred income tax assets	1,868	1,593
Total current assets	34,263	33,177
Property and equipment, net	11,761	11,424
Restricted cash	—	500
Other assets	708	927
Deferred income tax assets	14	21
Total assets (a)	$46,746	$46,049

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,380	$5,880
Accrued expenses	7,218	6,971
Line of credit	9,237	9,661
Current maturities of long-term obligations	1,138	1,131
Total current liabilities	23,973	23,643
Long-term obligations, less current maturities	5,118	5,447
Other noncurrent liabilities	369	518
Deferred income tax liabilities	1,048	1,092
Total liabilities (a)	30,508	30,700

Commitments and contingencies

Shareholders’ equity:
Common Stock, no par value; 10,000 shares authorized; issued and outstanding: 5,788 shares and 5,571 shares, respectively	21,137	20,846
Accumulated deficit	(6,173)	(6,944)
Accumulated other comprehensive loss	(661)	(464)
Total shareholders’ equity	14,303	13,438
Noncontrolling interest	1,935	1,911
	16,238	15,349
Total liabilities and shareholders’ equity	$46,746	$46,049

(a) Assets of AAP, the consolidated variable interest entity, that can only be used to settle obligations of AAP were $9,814 and $9,949 as of January 3, 2015 and December 28, 2013, respectively.  Liabilities of AAP, for which creditors do not have recourse to the general credit of ARCA, were $2,338 and $1,874 as of January 3, 2015 and December 28, 2013, respectively.

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In Thousands, Except Per Share Amounts)

	For the fiscal years ended
	January 3, 2015	December 28, 2013
		(as restated)
Revenues:
Retail	$67,023	$68,556
Recycling	45,914	41,002
Byproduct	17,993	18,320
Total revenues	130,930	127,878
Cost of revenues	98,120	95,187
Gross profit	32,810	32,691
Selling, general and administrative expenses	30,259	29,295
Operating income	2,551	3,396
Other expense:
Interest expense, net	(996)	(1,252)
Other expense, net	(46)	(90)
Income before income taxes and noncontrolling interest	1,509	2,054
Provision for (benefit of) income taxes	714	(1,408)
Net income	795	3,462
Net income attributable to noncontrolling interest	(24)	(315)
Net income attributable to controlling interest	$771	$3,147

Income per common share:
Basic	$0.14	$0.57
Diluted	$0.13	$0.55

Weighted average common shares outstanding:
Basic	5,676	5,562
Diluted	5,780	5,742

Net income	$795	$3,462
Other comprehensive income (loss), net of tax:
Effect of foreign currency translation adjustments	(197)	(174)
Total other comprehensive income, net of tax	(197)	(174)
Comprehensive income	598	3,288
Comprehensive income attributable to noncontrolling interest	(24)	(315)
Comprehensive income attributable to controlling interest	$574	$2,973

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In Thousands)

			Accumulated
			Other
	Common Stock		Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Loss	Deficit	Interest	Total
Balance at December 29, 2012 (as restated)	5,556	$20,577	$(290)	$(10,091)	$1,596	$11,792
Net income (as restated)	—	—	—	3,147	315	3,462
Other comprehensive loss, net of tax	—	—	(174)	—	—	(174)
Issuance of Common Stock	15	36	—	—	—	36
Share-based compensation	—	233	—	—	—	233
Balance at December 28, 2013 (as restated)	5,571	20,846	(464)	(6,944)	1,911	15,349
Net income	—	—	—	771	24	795
Other comprehensive loss, net of tax	—	—	(197)	—	—	(197)
Issuance of Common Stock	217	24	—	—	—	24
Share-based compensation	—	267	—	—	—	267
Balance at January 3, 2015	5,788	$21,137	$(661)	$(6,173)	$1,935	$16,238

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For the fiscal years ended
	January 3, 2015	December 28, 2013
		(as restated)
Operating activities
Net income	$795	$3,462
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	1,355	1,369
Share-based compensation	267	233
Amortization of deferred financing costs	104	131
Amortization of deferred gain	(365)	(488)
Reversal of deferred income tax valuation allowance	—	(2,150)
Deferred income taxes	(313)	583
Other	82	83
Changes in assets and liabilities:
Accounts receivable	1,232	(6,018)
Inventories	541	620
Income taxes receivable	(627)	440
Other current assets	(474)	711
Other assets	35	(34)
Accounts payable and accrued expenses	963	2,798
Net cash flows provided by operating activities	3,595	1,740

Investing activities
Purchases of property and equipment	(818)	(501)
Decrease (increase) in restricted cash	500	(500)
Proceeds from sale of property and equipment	16	10
Net cash flows used in investing activities	(302)	(991)

Financing activities
Net payments under line of credit	(424)	(898)
Payments on debt obligations	(1,123)	(1,032)
Proceeds from issuance of debt obligations	—	220
Payment of deferred financing costs	—	(129)
Proceeds from issuance of common stock	24	36
Net cash flows used in financing activities	(1,523)	(1,803)

Effect of changes in exchange rate on cash and cash equivalents	(195)	(172)

Increase (decrease) in cash and cash equivalents	1,575	(1,226)
Cash and cash equivalents at beginning of year	1,948	3,174
Cash and cash equivalents at end of year	$3,523	$1,948

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For the fiscal years ended
	January 3, 2015	December 28, 2013
		(as restated)
Supplemental disclosures of cash flow information
Cash payments for interest	$885	$966
Cash payments (refunds) for income taxes	$1,660	$(274)

Non-cash investing and financing activities
Equipment acquired under financing obligations and capital leases	$801	$78

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

AAP is a joint venture that was formed in October 2009 between ARCA and 4301 Operations, LLC (“4301”) to support ARCA’s agreement, as amended, with GE acting through its GE Appliances business component.  Both ARCA and 4301 have a 50% interest in AAP.  GE sells its recyclable appliances to ARCA, which collects, processes and recycles the appliances.  The agreement requires that ARCA will only recycle, and will not sell for re-use or resale, the recyclable appliances purchased from GE.  AAP established a regional processing center in Philadelphia, Pennsylvania, at which the recyclable appliances are processed.  The term of the agreement is for six years from the first date of appliance collection, which was March 31, 2010.  AAP commenced operations in February 2010 and has the exclusive rights to service the GE agreement as a subcontractor for ARCA.  The financial position and results of operations of AAP are consolidated in our financial statements based on our conclusion that AAP is a variable interest entity due to our contribution in excess of 50% of the total equity, subordinated debt and other forms of financial support. We have a controlling financial interest in AAP through our contractual agreement with GE which is material to AAP, and we have provided substantially all of the financial support to fund the operations of AAP since its inception.

Reclassification:  The consolidated balance sheets included a reclassification of prior year accrued expenses to other noncurrent liabilities related to accrued rent that will reverse beyond the next fiscal year.

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

Fiscal year:  We report on a 52- or 53-week fiscal year.  Our 2014 fiscal year (“2014”) ended on January 3, 2015, and included 53 weeks.  Our 2013 fiscal year (“2013”) ended on December 28, 2013, and included 52 weeks.

1A.             Restatement of Prior Period Financial Statements

The Company has restated its previously reported consolidated financial statements for the year ended December 28, 2013 in order to correct certain previously reported amounts.

As previously disclosed, the California Board of Equalization (“BOE”) is conducting a sales and use tax examination covering the California operations of Appliance Recycling Centers of America, Inc. (the “Company”) for 2011, 2012 and 2013. The Company believed it was exempt from collecting sales taxes under service agreements with utility customers that included appliance replacement programs. During the fourth quarter of 2014, the Company received communication from the BOE indicating they are not in agreement with the Company’s interpretation of the law. As a result, the Company applied for and, as of February 9, 2015, received approval to participate in the California Board of Equalization’s Managed Audit Program. The period covered under this program includes 2011, 2012, 2013 and extends through the nine-month period ended September 30, 2014. At this time, our best estimate of the amount that will be assessed by the BOE covering all periods under audit is approximately $3.9 million ($2.4 million net of income taxes) in sales tax and interest related to the appliance replacement programs that we administered on behalf of our customers on which we did not assess, collect or remit sales tax. Sales taxes accrued related to the restatement are recorded as a reduction of recycling revenues. The Company has been working with outside consultants to arrive at our assessment estimate and will continue to engage the services of these sales tax experts throughout the Managed Audit Program process. The sales tax amounts that we will likely be assessed relate to transactions in the period under examination by the BOE. Such assessment, however, will be subject to protest and appeal, and would not need to be funded until the matter has been fully resolved. Resolution could take up to three years.

The following is a summary of the impact of the correction of the sales tax error for periods previously reported during the quarters in the years ended January 3, 2015 and December 28, 2013, including the years ended December 28, 2013, December 29, 2012 and December 31, 2011:

	Three Months Ended
	March 29, 2014	June 28, 2014	September 27, 2014
Reduction of revenues	$(384)	$(378)	(405)
Increase in interest expense	(20)	(23)	(25)
Benefit of income taxes	161	160	172
Total effect of restatement items	$(243)	$(241)	$(258)

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

	Three Months Ended
	March 29, 2014		June 28, 2014		September 27, 2014
	As previously reported	Restated	As previously reported	Restated	As previously reported	Restated
Revenues:
Retail	$16,601	$16,601	$17,461	$17,461	$16,712	$16,712
Recycling	12,068	11,684	11,539	11,161	12,238	11,833
Byproduct	4,823	4,823	4,211	4,211	4,682	4,682
Total revenues	33,492	33,108	33,211	32,833	33,632	33,227
Costs of revenues	24,047	24,047	24,707	24,707	24,937	24,937
Gross profit	9,445	9,061	8,504	8,126	8,695	8,290
Selling, general and administrative expenses	7,375	7,375	7,296	7,296	7,612	7,612
Operating income	2,070	1,686	1,208	830	1,083	678
Other income (expense):
Interest expense, net	(241)	(261)	(205)	(228)	(194)	(219)
Other income (expense), net	(31)	(31)	43	43	(67)	(67)
Income before income taxes and noncontrolling interest	1,798	1,394	1,046	645	822	392
Provision for income taxes	690	529	462	302	317	145
Net income	1,108	865	584	343	505	247
Net loss (income) attributable to noncontrolling interest	(137)	(137)	8	8	51	51
Net income attributable to controlling interest	$971	$728	$592	$351	$556	$298

Income per common share:
Basic	$0.17	$0.13	$0.11	$0.06	$0.10	$0.05
Diluted	$0.17	$0.12	$0.10	$0.06	$0.09	$0.05

Weighted average common shares outstanding:
Basic	5,577	5,577	5,581	5,581	5,749	5,749
Diluted	5,852	5,852	5,892	5,892	5,869	5,869

	Three Months Ended
	March 30, 2013	June 29, 2013	September 28, 2013	December 28, 2013
Reduction of revenues	$(280)	$(319)	(300)	(284)
Increase in interest expense	(11)	(13)	(16)	(18)
Benefit of income taxes	—	—	—	1,070
Total effect of restatement items	$(291)	$(332)	$(316)	$768

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

	Three Months Ended
	March 30, 2013		June 29, 2013		September 28, 2013		December 28, 2013
	As previously reported	Restated	As previously reported	Restated	As previously reported	Restated	As previously reported	Restated
Revenues:
Retail	$18,059	$18,059	$17,801	$17,801	$17,018	$17,018	$15,678	$15,678
Recycling	8,300	8,020	10,260	9,941	11,823	11,523	11,802	11,518
Byproduct	4,065	4,065	4,212	4,212	4,697	4,697	5,346	5,346
Total revenues	30,424	30,144	32,273	31,954	33,538	33,238	32,826	32,542
Costs of revenues	22,514	22,514	23,778	23,778	24,445	24,445	24,450	24,450
Gross profit	7,910	7,630	8,495	8,176	9,093	8,793	8,376	8,092
Selling, general and administrative expenses	7,485	7,485	7,295	7,295	7,291	7,291	7,224	7,224
Operating income	425	145	1,200	881	1,802	1,502	1,152	868
Other income (expense):
Interest expense, net	(283)	(294)	(322)	(335)	(320)	(336)	(269)	(287)
Other income (expense), net	(13)	(13)	(7)	(7)	7	7	(77)	(77)
Income before income taxes and noncontrolling interest	129	(162)	871	539	1,489	1,173	806	504
Provision for (benefit from) income taxes	—	—	145	145	227	227	(710)	(1,780)
Net income (loss)	129	(162)	726	394	1,262	946	1,516	2,284
Net loss (income) attributable to noncontrolling interest	55	55	42	42	(128)	(128)	(284)	(284)
Net income (loss) attributable to controlling interest	$184	$(107)	$768	$436	$1,134	$818	$1,232	$2,000

Income (loss) per common share:
Basic	$0.03	$(0.02)	$0.14	$0.08	$0.20	$0.15	$0.22	$0.36
Diluted	$0.03	$(0.02)	$0.13	$0.08	$0.20	$0.14	$0.21	$0.34

Weighted average common shares outstanding:
Basic	5,556	5,556	5,556	5,556	5,564	5,564	5,571	5,571
Diluted	5,678	5,556	5,709	5,709	5,777	5,777	5,847	5,847

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Year Ended
December 28, 2013
Reduction of revenues	$(1,183)
Increase in interest expense	(58)
Benefit of income taxes	1,070
Total effect of restatement items	$(171)

	Year Ended
	December 28, 2013
	As previously reported	Restated
Revenues:
Retail	$68,556	$68,556
Recycling	42,185	41,002
Byproduct	18,320	18,320
Total revenues	129,061	127,878
Costs of revenues	95,187	95,187
Gross profit	33,874	32,691
Selling, general and administrative expenses	29,295	29,295
Operating income	4,579	3,396
Other income (expense):
Interest expense, net	(1,194)	(1,252)
Other income (expense), net	(90)	(90)
Income before income taxes and noncontrolling interest	3,295	2,054
Benefit from income taxes	(338)	(1,408)
Net income	3,633	3,462
Net income attributable to noncontrolling interest	(315)	(315)
Net income attributable to controlling interest	$3,318	$3,147

Income per common share:
Basic	$0.60	$0.57
Diluted	$0.58	$0.55

Weighted average common shares outstanding:
Basic	5,562	5,562
Diluted	5,742	5,742

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table sets forth the corrections to each of the individual line items affected in the consolidated balance sheet:

	December 28, 2013
	As previously reported	Error correction	Restated
Current deferred tax asset	$523	$1,070	1,593
Accrued expenses	$4,288	$2,683	6,971
Accumulated deficit	$(5,331)	$(1,613)	$(6,944)

The following table sets forth the $1,442 correction to the accumulated deficit at December 29, 2012 that resulted from the correction of the sales tax errors for fiscal 2011 and 2012 of $878 and $564, respectively:

	December 29, 2012
	As previously reported	Error correction	Restated
Accumulated deficit	$(8,649)	$(1,442)	$(10,091)

The Company did not present tables for adjustments within the consolidated statements of cash flows, since all of the foregoing adjustments were within the operating activities section of the consolidated statements of cash flows. These adjustments did not affect total cash flows from operating activities, financing activities or investing activities for any period presented.

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

Trade receivables:  We carry unsecured trade receivables at the original invoice amount less an estimate made for doubtful accounts based on a monthly review of all outstanding amounts.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions.  We write off trade receivables when we deem them uncollectible.  We record recoveries of trade receivables previously written off when we receive them.  We consider a trade receivable to be past due if any portion of the receivable balance is outstanding for more than ninety days.  We do not charge interest on past due receivables.  Our management considers the allowance for doubtful accounts of $106 and $27 to be adequate to cover any exposure to loss as of January 3, 2015, and December 28, 2013, respectively.

Inventories:  Inventories, consisting principally of appliances, are stated at the lower of cost, determined on a specific identification basis, or market and consist of the following as of January 3, 2015, and December 28, 2013:

	January 3, 2015	December 28, 2013
Appliances held for resale	$15,511	$16,274
Processed metals to be sold from recycled appliances	571	380
Other	31	—
	$16,113	$16,654

We provide estimated provisions for the obsolescence of our appliance inventories, including adjustments to market, based on various factors, including the age of such inventory and our management’s assessment of the need for such provisions.  We look at historical inventory aging reports and margin analyses in determining our provision estimate. A revised cost basis is used once a provision for obsolescence is recorded.

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

Property and equipment consists of the following as of January 3, 2015 and December 28, 2013:

	Useful Life (Years)	January 3, 2015	December 28, 2013
Land	—	$1,140	$1,140
Buildings and improvements	18-30	3,321	3,273
Equipment (including computer software)	3-15	18,915	20,561
Projects under construction	—	440	63
		23,816	25,037
Less accumulated depreciation and amortization		(12,055)	(13,613)
		$11,761	$11,424

Depreciation and amortization expense:  Depreciation and amortization expense related to buildings and equipment from our recycling centers is presented in cost of revenues, and depreciation and amortization expense related to buildings and equipment from our ApplianceSmart stores and corporate assets, such as furniture and computers, is presented in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income.  Depreciation and amortization expense was $1,275 and $1,289 for fiscal years 2014 and 2013, respectively.  Depreciation and amortization included in cost of revenues was $868 and $817 for fiscal years 2014 and 2013, respectively.

Software development costs:  We capitalize software developed for internal use and are amortizing such costs over their estimated useful lives of three years.  Costs capitalized were $143 and $99 for fiscal years 2014 and 2013, respectively.  Amortization expense on software development costs was $134 and $145 for fiscal years 2014 and 2013, respectively.  Estimated future amortization expense is as follows:

Fiscal year 2015	$97
Fiscal year 2016	61
Fiscal year 2017	25
$183

Impairment of long-lived assets:  We evaluate long-lived assets such as property and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.  We assess impairment based on the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition.  Should the sum of the expected future net cash flows be less than the carrying value, we recognize an impairment loss at that time.  We measure an impairment loss by comparing the amount by which the carrying value exceeds the fair value (estimated discounted future cash flows or appraisal of assets) of the long-lived assets.  We recognized no impairment charges during fiscal years 2014 and 2013 related to long-lived assets.

Goodwill:  We test goodwill annually for impairment.  Additionally, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of an entity below its carrying value. In assessing the recoverability of goodwill, market values and projections regarding estimated future cash flows and other factors are used to determine the fair value of the respective assets.  If these estimates or related projections change in the future, we may be required to record impairment charges for these assets.  We allocate goodwill to our two reporting segments, retail and recycling.  We compare the fair value of each reporting segment to its carrying amount on an annual basis to determine if there is potential goodwill impairment.  If the fair value of a reporting segment is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value of its goodwill.  To determine the fair value of our reporting segments, we generally use a present value technique (discounted cash flow) corroborated by market

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

multiples when available and as appropriate.  The factor most sensitive to change with respect to the discounted cash flow analyses is the estimated future cash flows of each reporting segment, which is, in turn, sensitive to the estimates of future revenue growth and margins for these businesses.  If actual revenue growth and/or margins are lower than expectations, the impairment test results could differ.  Fair value for goodwill is determined based on discounted cash flows, market multiples or appraised values as appropriate.  As of January 3, 2015 and December 28, 2013, we had goodwill of $38 allocated to our recycling segment which is presented as a component of other assets on the consolidated balance sheets.

Accounting for leases:  We conduct the majority of our retail and recycling operations from leased facilities.  The majority of our leases require payment of real estate taxes, insurance and common area maintenance in addition to rent.  The terms of our lease agreements typically range from five to ten years.  Most of the leases contain renewal and escalation clauses, and certain store leases require contingent rents based on factors such as revenue.  For leases that contain predetermined fixed escalations of the minimum rent, we recognize the related rent expense on a straight-line basis from the date we take possession of the property to the end of the initial lease term.  We record any difference between straight-line rent amounts and amounts payable under the leases as part of accrued rent in accrued expenses, a portion of which is included in other non-current liabilities.  Cash or lease incentives (tenant allowances) received upon entering into certain store leases are recognized on a straight-line basis as a reduction to rent from the date we take possession of the property through the end of the initial lease term.

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

Changes in our warranty accrual, presented as a component of accrued expenses on the consolidated balance sheets, for the fiscal years ended January 3, 2015 and December 28, 2013 are as follows:

	For the fiscal years ended
	January 3, 2015	December 28, 2013
Beginning balance	$34	$47
Standard accrual based on units sold	31	40
Actual costs incurred	(16)	(16)
Periodic accrual adjustments	(19)	(37)
Ending balance	$30	$34

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

Retail segment cost of revenues:  Costs of revenues in our retail segment are comprised primarily of the following:

•	Purchase of appliance inventories, including freight to and from our distribution centers.

•	Shipping, receiving and distribution of appliance inventories to our retail stores, including employee compensation and benefits.

•	Delivery and service of appliances, including employee compensation and benefits, after the appliances are sold to the consumer.

•	Early payment discounts and allowances offered by appliance manufacturers.

•	Inventory markdowns.

Recycling segment cost of revenues: Costs of revenues in our recycling segment are comprised primarily of the following:

•	Transportation costs, including employee compensation and benefits, related to collecting appliances for recycling and delivering appliances under our replacement programs.

•	Purchase of appliance inventories, including freight to our recycling center warehouses, early payment discounts, and warehousing costs for appliances used in our replacement programs.

•	Occupancy costs related to our recycling centers.

•	Cost of recyclable appliances purchased under our GE contract.

•	Processing costs, including employee compensation and benefits, related to recycling and processing appliances.

Selling, general and administrative expenses:  Selling, general and administrative expenses are comprised primarily of the following:

•	Employee compensation and benefits related to management, corporate services, and retail sales;

•	Outside and outsourced corporate service fees;

•	Occupancy costs related to our retail stores and corporate office;

•	Advertising costs;

•	Bank charges and costs associated with credit and debit card interchange fees; and

•	Other administrative costs, such as supplies, travel and lodging.

Advertising expense:  Our policy is to expense advertising costs as incurred.  Advertising expense was $1,905 and $2,092 for fiscal years 2014 and 2013, respectively.

Taxes collected from customers:  We account for taxes collected from customers on a net basis.

Basic and diluted income (loss) per common share:  Basic income (loss) per common share is computed based on the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued.  Potentially dilutive shares of Common Stock include unexercised stock options

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

and warrants.  Basic per share amounts are computed, generally, by dividing net income (loss) by the weighted average number of common shares outstanding.  Diluted per share amounts assume the conversion, exercise or issuance of all potential Common Stock instruments unless their effect is anti-dilutive, thereby reducing the loss or increasing the income per common share.  In calculating diluted weighted average shares and per share amounts, we included stock options with exercise prices below average market prices, for the respective fiscal years in which they were dilutive, using the Treasury stock method.  We calculated the number of additional shares by assuming that the outstanding stock options were exercised and that the proceeds from such exercises were used to acquire common stock at the average market price during the year.  For fiscal year 2014, we excluded options and warrants covering 383 common shares from the diluted weighted average share outstanding calculation as the effect of these options and warrants is anti-dilutive.  For fiscal year 2013, we excluded options and a warrant covering 452 common shares from the diluted weighted average share outstanding calculation as the effect of these options and warrant is anti-dilutive.

A reconciliation of the denominator in the basic and diluted income per share is as follows:

	For the fiscal year ended
	January 3, 2015	December 28, 2013
		(as restated)
Numerator:
Net income attributable to controlling interest	$771	$3,147
Denominator:
Weighted average common shares outstanding - basic	5,676	5,562
Employee stock options	104	7
Stock warrants	—	173
Weighted average common shares outstanding - diluted	5,780	5,742

Income per common share:
Basic	$0.14	$0.57
Diluted	$0.13	$0.55

3.             Sale-Leaseback Transaction

On September 25, 2009, we completed the sale-leaseback of our St. Louis Park, Minnesota, building.  The building is a 126,458-square-foot facility that includes our corporate offices, a processing and recycling center, and an ApplianceSmart retail store.  Pursuant to the agreement entered into on August 11, 2009, we sold the St. Louis Park building for $4,627, net of fees, and leased the building back over an initial lease term of five years.  The sale of the building provided the Company with $2,032 in cash after repayment of the $2,595 mortgage.  The sale-leaseback transaction resulted in an adjustment of $2,191 to the net book value related to the land and building, and we recorded a deferred gain of $2,436.  Under the terms of the lease agreement, we are classifying the lease as an operating lease and amortizing the gain on a straight-line basis over five years.  We amortized $365 and $488 of the deferred gain for fiscal years 2014 and 2013, respectively.  The deferred gain amortization is netted against rent expense as a component of selling, general and administrative expenses in the consolidated statements of operations and comprehensive income.

4.             Variable Interest Entity

The financial position and results of operations of AAP are consolidated in our financial statements based on our conclusion that AAP is a variable interest entity due to our contribution of 50% of the total equity, subordinated debt and other forms of financial support. We have a controlling financial interest in AAP through our contractual agreement with GE, which is material to AAP, and we have provided substantially all of the financial support to fund the operations of AAP since its inception.  The financial position and results of operations for AAP are reported in our recycling segment.

The following table summarizes the assets and liabilities of AAP as of January 3, 2015, and December 28, 2013:

	January 3, 2015	December 28, 2013
Assets
Current assets	$912	$1,099
Property and equipment, net	8,775	8,713
Other assets	127	137
Total assets	$9,814	$9,949
Liabilities
Accounts payable	$923	$861
Accrued expenses	199	202
Current maturities of long-term debt obligations	795	797
Long-term debt obligations, net of current maturities	3,737	3,796
Other liabilities (a)	289	469
Total liabilities	$5,943	$6,125

(a) Other liabilities represent outstanding loans from ARCA and are eliminated in consolidation.

The following table summarizes the operating results of AAP for fiscal years 2014 and 2013:

	For the fiscal years ended
	January 3, 2015	December 28, 2013
Revenues	$11,137	$11,833
Gross profit	2,461	2,766
Operating income	334	956

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

5.             Other Assets

Other assets as of January 3, 2015, and December 28, 2013, consist of the following:

	January 3, 2015	December 28, 2013
Deposits	$375	$411
Recycling contract, net	100	179
Deferred financing costs, net	174	278
Patent costs	21	21
Goodwill	38	38
	$708	$927

For fiscal years 2014 and 2013, we recorded amortization expense of $79 and $80, respectively, related to our recycling contract.  For fiscal years 2014 and 2013, we recorded non-cash interest expense of $104 and $131, respectively, related to deferred financing costs.

Estimated future amortization expense over the remaining life of our recycling contract is as follows:

Fiscal year 2015	$80
Fiscal year 2016	20

6.             Accrued Expenses

Accrued expenses as of January 3, 2015, and December 28, 2013, consist of the following:

	January 3, 2015	December 28, 2013
		(as restated)
Sales tax estimate, including interest (California)	$3,922	$2,683
Compensation and benefits	1,322	1,317
Accrued rebate and incentive checks	381	461
Accrued rent	304	603
Warranty	30	34
Accrued payables	306	437
Current portion of deferred gain on sale-leaseback of building	—	365
Deferred revenue	276	346
Other	677	725
	$7,218	$6,971

7.             Line of Credit

We have a Revolving Credit, Term Loan and Security Agreement, as amended, (“Revolving Credit Agreement”) with PNC Bank, National Association (“PNC”) that provides us with a $15,000 revolving line of credit.  See Note 8 for further discussion regarding the Term Loan entered into with PNC.  The Revolving Credit Agreement has a stated maturity date of January 24, 2016, if not renewed.  The Revolving Credit Agreement includes a lockbox agreement and a subjective acceleration clause and, as a result, we have classified the revolving line of credit as a current liability.  The Revolving Credit Agreement is collateralized by a security interest in substantially all of our assets, and PNC is also secured by an inventory repurchase agreement with Whirlpool Corporation for Whirlpool purchases only.  We also issued a $750 letter of credit in favor of Whirlpool Corporation.  The Revolving Credit Agreement requires, starting with the fiscal quarter ending March 30, 2014, and continuing at the end of each quarter thereafter, that we meet a minimum fixed charge coverage ratio of 1.1 to 1.0, measured on a trailing twelve-month basis.  The Revolving Credit Agreement limits investments we can purchase, the amount of other debt and leases we can incur, the amount of loans we

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

can issue to our affiliates and the amount we can spend on fixed assets, along with prohibiting the payment of dividends. The affiliate loan balance is to be capped at $300 on December 31, 2014, and thereafter. As of January 3, 2015 and December 28, 2013, we were in compliance with all the covenants of the Revolving Credit Agreement.

Our 2015 financial results are being adversely affected by the low scrap prices and, as a result, it is probable that we may not be in compliance with certain covenants of the Revolving Credit Agreement at some point in 2015. In the event that we are not in compliance with our covenants it is possible our PNC Term Loan could be classified as a current obligation until such time as we obtain a waiver of compliance or amend the terms of our agreement with PNC.

The interest rate on the Revolving Credit Agreement is PNC Base Rate plus 1.75%, or 1-, 2- or 3-month PNC LIBOR Rate plus 2.75%.  The PNC Base Rate shall mean, for any day, a fluctuating per annum rate of interest equal to the highest of (i) the interest rate per annum announced from time to time by PNC at its prime rate, (ii) the Federal Funds Open Rate plus 0.5%, and (iii) the  one-month LIBOR rate plus 1%.  As of January 3, 2015, and December 28, 2013, the weighted average interest rate was 3.30% and 4.27%, respectively, which included both PNC LIBOR Rate and PNC Base Rate loans, and the outstanding balance under the Revolving Credit Agreement was $9,237 and $9,661, respectively.  The amount of revolving borrowings under the Revolving Credit Agreement is based on a formula using accounts receivable and inventories.  We may not have access to the full $15,000 revolving line of credit due to the formula using accounts receivable and inventories, the amount of the letter of credit issued in favor of Whirlpool Corporation and the amount of outstanding loans between PNC and our AAP joint venture.  As of January 3, 2015, and December 28, 2013, our available borrowing capacity under the Revolving Credit Agreement was $4,882 and $3,966, respectively.

8.          Borrowings

Long-term debt, capital lease and other financing obligations as of January 3, 2015 and December 28, 2013 consist of the following:

	January 3, 2015	December 28, 2013
PNC term loan	$1,530	$1,785
Susquehanna term loans	3,316	3,783
2.75% note, due in monthly installments of $3, including interest, due October 2024, collateralized by equipment	348	381
Capital leases and other financing obligations	1,062	482
10.00% note, due in monthly installments of $10, including interest, paid in full in December 2014	—	147
	6,256	6,578
Less current maturities	1,138	1,131
	$5,118	$5,447

On January 24, 2011, we entered into a $2,550 term loan (“Term Loan”) with PNC Bank to finance the mortgage on our California facility.  The Term Loan is payable as follows, subject to acceleration upon the occurrence of an event of default or termination of the Revolving Credit Agreement: 119 consecutive monthly principal payments of $21 plus interest commencing on February 1, 2011, and continuing on the first day of each month thereafter followed by a 120th payment of all unpaid principal, interest and fees on February 1, 2021.  If the Revolving Credit Agreement is not renewed a balloon payment of $1,254 in principal plus interest and additional fees will be due on January 24, 2016. The Term Loan is collateralized with our California facility located in Compton, California.  The Term Loan interest rate is PNC Base Rate plus 2.25%, or 1-, 2- or 3-month PNC LIBOR Rate plus 3.25%.  As of January 3, 2015, the weighted average interest rate was 3.45%, which included both PNC LIBOR Rate and PNC Base Rate loans. As of December 28, 2013, the interest rate was 4.75%, which included both PNC LIBOR Rate and PNC Base Rate loans.

On March 10, 2011, AAP entered into three separate commercial term loans (“Term Loans”) with Susquehanna Bank, pursuant to the guidelines of the U.S. Small Business Administration 7(a) Loan Program.  The total amount of the Term Loans is $4,750,

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

split into three separate loans for $2,100, $1,400 and $1,250.  The Term Loans mature in ten years and bear an interest rate of Prime plus 2.75%.  As of both January 3, 2015, and December 28, 2013, the interest rate was 6.00%.  The total monthly interest and principal payments are $54 and began on July 1, 2011.  Borrowings under the Term Loans are secured by substantially all of the assets of AAP along with liens on the business assets and certain personal assets of the owners of 4301 Operations, LLC.  We are a guarantor of the Term Loans along with 4301 Operations, LLC and its owners. In connection with these Term Loans, Susquehanna Bank also has a security interest in the assets of the Company.

The future annual maturities of borrowings are as follows:

	ARCA	AAP	Total
Fiscal year 2015	$343	$795	$1,138
Fiscal year 2016	306	689	995
Fiscal year 2017	280	713	993
Fiscal year 2018	274	737	1,011
Fiscal year 2019	266	692	958
Thereafter	255	906	1,161
	$1,724	$4,532	$6,256

Capital leases and other financing obligations:  We acquire certain equipment under capital leases and other financing obligations.  The cost of such equipment was approximately $2,667 and $2,020 as of January 3, 2015, and December 28, 2013, respectively.  Accumulated amortization as of January 3, 2015, and December 28, 2013, was approximately $1,588 and $1,630, respectively.  Depreciation and amortization expense for equipment under capital leases and other financing obligations is included in cost of revenues and selling, general and administrative expenses.

The following schedule by fiscal year is the approximate remaining minimum payments required under the capital leases and other financing obligations, together with the present value as of January 3, 2015:

	ARCA	AAP	Total
Fiscal year 2015	$98	$333	$431
Fiscal year 2016	55	191	246
Fiscal year 2017	28	176	204
Fiscal year 2018	20	161	181
Fiscal year 2019	11	76	87
Total minimum lease and other financing obligation payments	212	937	1,149
Less amount representing interest	18	69	87
Present value of minimum payments	194	868	1,062
Less current portion	88	305	393
Capital lease and other financing obligations, net of current portion	$106	$563	$669

9.          Commitments and Contingencies

Operating leases:  We lease the majority of our retail stores and recycling centers under noncancelable operating leases.  The leases typically require the payment of taxes, maintenance, utilities and insurance.

Minimum future rental commitments under noncancelable operating leases as of January 3, 2015, are as follows:

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

	ARCA	AAP	Total
Fiscal year 2015	$4,671	$440	$5,111
Fiscal year 2016	3,197	462	3,659
Fiscal year 2017	2,785	464	3,249
Fiscal year 2018	2,051	467	2,518
Fiscal year 2019	841	488	1,329
Thereafter	1,616	456	2,072
	$15,161	$2,777	$17,938

Rent expense for fiscal years 2014 and 2013 was $4,882 and $4,838, respectively. We have an agreement to receive future sublease payments of $248 through March 2016.

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

AMTIM Capital, Inc. (“AMTIM”) acts as our representative to market our recycling services in Canada under an arrangement that pays AMTIM for revenues generated by recycling services in Canada as set forth in the agreements between the parties.  A dispute has arisen between AMTIM and us with respect to the calculation of amounts due to AMTIM pursuant to the agreement.  In a lawsuit filed in the province of Ontario, AMTIM claims a discrepancy in the calculation of fees due to AMTIM by us of approximately $2.0 million.  Although the outcome of this claim is uncertain, we believe that no further amounts are due under the terms of the agreement and that we will continue to defend our position relative to this lawsuit.

10.          Income Taxes

For fiscal year 2014, we recorded an income tax expense of $714. As of January 3, 2015, we maintained a valuation allowance of $604 against our state net operating loss carryforwards, foreign tax credits and capital loss carryforward deferred tax assets.

The amounts related to fiscal year 2013 within this note have been restated to address the effects of the restatement on income taxes and deferred income tax balances.

For fiscal year 2013, we recorded an income tax benefit of $1,408. As of December 29, 2012, we recorded a full valuation allowance against the majority of our U.S. deferred tax assets due to the uncertainty of their realization. During the fourth quarter of 2013, we concluded, based on the assessment of all available evidence, including previous three-year cumulative income and estimates of future profitability, that it was more-likely-than-not that we would be able to realize the majority of our deferred tax assets in the future and as a result recorded a $2,150 non-cash reversal of our deferred tax asset valuation allowance.  As of December 28, 2013, we maintained a valuation allowance of $613 against our state net operating loss carryforwards, foreign tax credits and capital loss carryforward deferred tax assets. During fiscal year 2013, we also utilized $372 in net operating loss deferred tax assets that were reduced by a full valuation allowance due to the uncertainty of future realization as of December 29, 2012.  In fiscal year 2013, we recorded a $1,114 tax provision related to taxable income primarily from our U.S. operations, which partially offset the $2,522 reduction in our deferred tax asset valuation allowance.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The provision for (benefit of) income taxes for fiscal years 2014 and 2013 consisted of the following:

	For the fiscal years ended
	January 3, 2015	December 28, 2013
		(as restated)
Current tax expense:
Federal	$852	$123
State	146	107
Foreign	29	(71)
Current tax expense	$1,027	$159
Deferred tax expense — domestic	(318)	(1,569)
Deferred tax expense — foreign	5	2
Provision for (benefit of) income taxes	$714	$(1,408)

A reconciliation of our provision for (benefit of) income taxes with the federal statutory tax rate for fiscal years 2014 and 2013 is shown below:

	For the fiscal years ended
	January 3, 2015	December 28, 2013
		(as restated)
Income tax expense at statutory rate	$512	$1,000
Portion attributable to noncontrolling interest at statutory rate	(8)	(107)
State tax expense, net of federal tax effect	69	188
Permanent differences	175	61
Change in valuation allowance	(11)	(372)
Recognition of tax effect for the cumulative undistributed earnings from Canada	(44)	(54)
Reversal of deferred tax asset valuation allowance	—	(2,150)
Adjustment of deferred tax assets	7	(1)
Foreign income tax payable true-up	—	(4)
Other	14	31
	$714	$(1,408)

Income before provision for (benefit of) income taxes and noncontrolling interest was derived from the following sources for fiscal years 2014 and 2013 as shown below:

	For the fiscal years ended
	January 3, 2015	December 28, 2013

United States	$1,411	$2,291
Canada	98	(237)
	$1,509	$2,054

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The components of net deferred tax assets (liabilities) as of January 3, 2015, and December 28, 2013, are as follows:

	January 3, 2015	December 28, 2013
		(as restated)
Deferred tax assets:
Net operating loss carryforwards	$309	$317
Federal and state tax credits	242	199
Reserves	246	210
Accrued expenses	1,749	1,327
Share-based compensation	348	307
Deferred gain	—	142
Property and equipment	14	21
Other	25	—
Total deferred tax assets	2,933	2,523
Deferred tax liabilities:
Prepaid expenses	(142)	(148)
Property and equipment	(38)	(29)
Investments	(1,315)	(1,211)
Total deferred tax liabilities	(1,495)	(1,388)
Valuation allowance	(604)	(613)
Net deferred tax assets	$834	$522

The deferred tax amounts have been classified in the accompanying consolidated balance sheets as follows:

	January 3, 2015	December 28, 2013
		(as restated)
Current assets	$1,868	$1,593
Non-current assets	14	21
Non-current liabilities	(1,048)	(1,092)
	$834	$522

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

As of January 3, 2015, we had no federal NOL carryforwards not subject to IRC section 382 and a foreign tax credit carryforward of $256.  We also had state NOL carryforwards of $5,128.  The state NOL carryforwards are available to offset future taxable income or reduce taxes payable through 2030.  These state loss carryforwards began expiring in 2011.

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  As of January 3, 2015 and December 28, 2013, we did not have any material uncertain tax positions.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

It is our practice to recognize interest related to income tax matters as a component of interest expense and penalties as a component of selling, general and administrative expense.  As of January 3, 2015, and December 28, 2013, we had an immaterial amount of accrued interest and penalties.

We are subject to income taxes in the U.S. federal jurisdiction, foreign jurisdictions and various state jurisdictions.  Tax regulations from each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  With few exceptions, we are no longer subject to U.S. federal, foreign, state or local income tax examinations by tax authorities for the years before 2011.  We are not currently under examination by any taxing jurisdiction.

We had no significant unrecognized tax benefits as of January 3, 2015, that would reasonably be expected to affect our effective tax rate during the next twelve months.

11.          Shareholders’ Equity

Common Stock:  During fiscal year 2014, 10 stock options were exercised that resulted in cash proceeds of $24 and had an intrinsic value of $9. During fiscal year 2013, 15 stock options were exercised that resulted in cash proceeds of $36 and had an intrinsic value of $7.

Stock options:  The 2011 Stock Compensation Plan (the “2011 Plan”) authorizes the granting of awards in any of the following forms: (i) stock options, (ii) stock appreciation rights, and (iii) other share-based awards, including but not limited to, restricted stock, restricted stock units or performance shares, and expires on the earlier of May 12, 2021, or the date that all shares reserved under the 2011 Plan are issued or no longer available.  The 2011 Plan provides for the issuance of up to 700 shares of common stock pursuant to awards granted under the 2011 Plan.  Options granted to employees typically vest over two years, while grants to non-employee directors vest in six months.  As of January 3, 2015, 517 options were outstanding under the 2011 Plan. Our 2006 Stock Option Plan (the “2006 Plan”) expired on June 30, 2011, but the options outstanding under the 2006 Plan continue to be exercisable in accordance with their terms.  As of January 3, 2015, 380 options were outstanding to employees and non-employee directors under the 2006 Plan.  Our Restated 1997 Stock Option Plan (the “1997 Plan”) has expired, but the options outstanding under the expired 1997 Plan continue to be exercisable in accordance with their terms.  As of January 3, 2015, options to purchase an aggregate of 8 shares were outstanding under the 1997 Plan.  We issue new common stock when stock options are exercised. The Company periodically grants stock options that vest based upon the achievement of performance targets. For performance

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

based options, the Company evaluates the likelihood of the targets being met and records the expense over the probable vesting period.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for fiscal years 2014 and 2013:

	For the fiscal years ended
	January 3, 2015	December 28, 2013
Expected dividend yield	—	—
Expected stock price volatility	83.82%	90.50%
Risk-free interest rate	2.16%	1.47%
Expected life of options (years)	7.55	7.29

Additional information relating to all outstanding options is as follows (in thousands, except per share data):

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Balance at December 29, 2012	533	$3.88
Granted	315	2.13
Exercised	(15)	2.38
Cancelled/expired	(67)	3.11
Balance at December 28, 2013	766	3.26	$326	4.99
Granted	219	3.04
Exercised	(10)	2.38
Forfeited	(70)	2.73
Balance at January 3, 2015	905	$3.25	$212	4.56

Options exercisable at January 3, 2015	$635	$3.50	$170

The weighted average fair value per option of options granted during fiscal years 2014 and 2013 was $2.34 and $1.68, respectively. We recognized share-based compensation expense of $267 and $233 for fiscal years 2014 and 2013, respectively.  The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $2.67 on January 2, 2015, which theoretically could have been received by the option holders had all option holders exercised their options as of that date.  As of January 3, 2015, there were 265 in-the-money options exercisable.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Based on the value of options outstanding as of January 3, 2015, estimated future share-based compensation expense is as follows:

Fiscal year 2015	$193
Fiscal year 2016	139
Fiscal year 2017	43
$375

The estimate above does not include any expense for additional options that may be granted and vest during 2015, 2016 and 2017.

Warrants:  On October 21, 2009, we issued a warrant to GE to purchase 248 shares of common stock at a price of $0.75 per share.  The fair market value of the warrant issued was $479 and it was exercisable in full at any time during a term of ten years.  The fair value per share of common stock underlying the warrant issued to GE was $1.93 based on our closing stock price of $1.97.  The exercise price may be reduced and the number of shares of common stock that may be purchased under the warrant may be increased if the Company issues or sells additional shares of common stock at a price lower than the then-current warrant exercise price or the then-current market price of the common stock.  The shares underlying the warrant include legal restrictions regarding the transfer or sale of the shares.  As a result of our private placement offering in April 2010, the number of shares of common stock underlying the warrant increased to 254 shares and the exercise price decreased to $0.73 per share as defined in the agreement.  There was no accounting charge as a result of the change in warrant shares or exercise price due to the treatment of the warrant as permanent equity. In July 2014, the warrant to purchase 254 shares of common stock was exercised on a cashless basis, which resulted in GE receiving 207 shares of common stock.

As of January 3, 2015, we had fully vested warrants outstanding to purchase 24 shares of common stock at a price of $3.55 per share and expire in May 2020.

Preferred Stock:  Our amended Articles of Incorporation authorize two million shares of preferred stock that may be issued from time to time in one or more series having such rights, powers, preferences and designations as the Board of Directors may determine.  To date no such preferred shares have been issued.

12.          Major Customers and Suppliers

For the fiscal year ended January 3, 2015, one customer represented 14% of our total revenues. For the fiscal year ended December 28, 2013, one customer represented 10% of our total revenues.  As of January 3, 2015, and December 28, 2013, three customers and two customers, respectively, each represented more than 10% of our total trade receivables, for a total of 46% and 42%, respectively, of our total trade receivables.

During the two fiscal years ended January 3, 2015 and December 28, 2013, we purchased a vast majority of appliances for resale from three suppliers.  We have and are continuing to secure other vendors from which to purchase appliances.  However, the curtailment or loss of one of these suppliers or any appliance supplier could adversely affect our operations.

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

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The increase in recycling segment revenues for the fiscal year ended January 3, 2015, presented in the following table was the result of an increase in revenues related to appliance replacement programs.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following tables present our segment information for fiscal years 2014 and 2013:

	For the fiscal years ended
	January 3, 2015	December 28, 2013
		(as restated)
Revenues:
Retail	$68,023	$69,642
Recycling	62,907	58,236
Total revenues	$130,930	$127,878

Operating income (loss):
Retail	$(1,764)	$(1,064)
Recycling	4,969	5,087
Unallocated corporate costs	(654)	(627)
Total operating income	$2,551	$3,396

Assets:
Retail	$15,778	$17,682
Recycling	23,805	23,290
Corporate assets not allocable	7,163	5,077
Total assets	$46,746	$46,049

Cash capital expenditures:
Retail	$443	$11
Recycling	132	354
Corporate	243	136
Total cash capital expenditures	$818	$501

Depreciation and amortization expense:
Retail	$164	$191
Recycling	886	815
Corporate	305	363
Total depreciation and amortization expense	$1,355	$1,369

Interest expense:
Retail	$240	$494
Recycling	466	481
Corporate	290	280
Total interest expense	$996	$1,255

14.          Benefit Contribution Plan

We have a defined contribution salary deferral plan covering substantially all employees under Section 401(k) of the Internal Revenue Code.  We contribute an amount equal to 10 cents for each dollar contributed by each employee up to a maximum of 5% of each employee’s compensation.  AAP also has a 401(k) plan which includes a safe harbor matching contribution of 4% of the

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

employee’s contribution.  We recognized expense for contributions to the plans of $74 and $58 for fiscal years 2014 and 2013, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act") as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), in a manner that allows timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, and because of the material weakness in internal control over financial reporting, our CEO and CFO concluded that, as of January 3, 2015, our disclosure controls and procedures were not effective.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of our published consolidated financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 3, 2015, based upon the framework in “1992 Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that due to the material weaknesses described below, our internal control over financial reporting was not effective as of January 3, 2015.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our CEO and CFO concluded that as of January 3, 2015, we had a material weakness in our internal controls as we did not have adequate internal controls to address the risk of not collecting and therefore remitting sales taxes that were due under certain utility appliance replacement program contracts. As a result, we had to restate certain annual and interim reporting periods.

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

Remediation Plan for Material Weakness

With the oversight of our management and the Audit Committee of our Board of Directors, we plan to implement additional measures to remediate the underlying causes of the material weakness described above.  In addition to the recent management changes we have experienced, the remediation plan includes updating our internal controls surrounding the review of the terms related to sales taxes in our recycling program contracts. Despite the remedial measures that have been implemented, the material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

We currently expect that the necessary testing of the controls implemented to remediate our material weakness in internal control related to the accounting for sales taxes in our recycling program contracts will be completed in fiscal 2015.

Changes in Internal Control Over Financial Reporting

Other than disclosed above, there have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended January 3, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors and executive officers of the Company is set forth under the headings “Nominees” and “Information Concerning Officers and Key Employees Who Are Not Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” to be included in our 2015 Proxy Statement, is incorporated herein by reference into this section.

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

Information regarding executive compensation is set forth under the heading “Executive Compensation” to be included in our 2015 Proxy Statement, is incorporated herein by reference into this section.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is set forth under the heading “Common Stock Ownership” to be included in our 2015 Proxy Statement, is incorporated herein by reference into this section.
.
The following table gives aggregate information under our equity compensation plans as of January 3, 2015:

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options and Warrants	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans, Excluding Securities Reflected in Column (a)
Equity compensation plans approved by shareholders	905,383	$3.25	183,417
Equity compensation plans not approved by shareholders	23,500	$3.55	—
Total	928,883	$3.26	183,417

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding director independence and certain relationships and related transactions is set forth under the headings “Director Independence” and “Review, Approval or Ratification of Transactions with Related Persons” to be included in our 2015 Proxy Statement, is incorporated herein by reference into this section.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is set forth under the heading “Independent Registered Public Accounting Firm” to be included in our 2015 Proxy Statement, is incorporated herein by reference into this section.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Financial Statement Schedules and Exhibits
	1	Financial Statements
See Index to Financial Statements under Item 8 of this report.
	2	Financial Statement Schedules
None.
	3	Exhibits
See Index to Exhibits on page 67 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

March 30, 2015	APPLIANCE RECYCLING CENTERS OF AMERICA, INC. (Registrant)

	By	/s/ Mark G. Eisenschenk
Mark G. Eisenschenk
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer
/s/ Mark G. Eisenschenk	Chief Executive Officer and President	March 30, 2015
Mark G. Eisenschenk

Principal Financial and Accounting Officer
/s/ Jeffery Ostapeic	Chief Financial Officer	March 30, 2015
Jeffery Ostapeic

Directors
/s/ Edward R. Cameron	Chairman of the Board	March 30, 2015
Edward R. Cameron

/s/ Steve Lowenthal	Director	March 30, 2015
Steve Lowenthal

/s/ Randy Pearce	Director	March 30, 2015
Randy Pearce

/s/ Dean R. Pickerell	Director	March 30, 2015
Dean R. Pickerell

Index to Exhibits

Exhibit No.	Description
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
10.4*
Amended and Restated Employment Agreement dated February 9, 2015, between Mark Eisenschenk and the Company [filed as Exhibit No. 10.1 to the Company's Form 8-K dated February 9, 2015 (File No. 0-19621) and incorporated herein by reference].

10.5*
Employment Agreement dated February 9, 2015, between Jeffery Ostapeic and the Company [filed as Exhibit No. 10.2 to the Company's Form 8-K dated February 9, 2015 (File No. 0-19621) and incorporated herein by reference].

10.6
Lease Agreement for Leaseback of St. Louis Park Building [filed as Exhibit No. 10.37 to the Company’s Form 10-Q for the quarter ended October 3, 2009 (File No. 0-19621) and incorporated herein by reference].

10.7‡
Appliance Sales and Recycling Agreement dated October 21, 2009, between General Electric Company and the Company [filed as Exhibit No. 10.38 to the Company’s Form 10-K for the year ended January 2, 2010 (File No. 0-19621) and incorporated herein by reference].

10.8‡
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

10.16
ARCA Advanced Processing, LLC Joint Venture Agreement dated October 20, 2009, between 4301 Operations, LLC and the Company, as amended by Amendment No.1 dated June 3, 2010, and Amendment No. 2 dated February 15, 2011 [filed as Exhibit No. 10.16 to the Company's Form 10-K for the year ended December 28, 2013 (File No. 0-19621) and incorporated herein by reference].

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
101**
The following materials from our Annual Report on Form 10-K for the fiscal year ended January 3, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Notes to Consolidated Financial Statements, and (vI) document and entity information.

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