Form 10-K/A
period 2015-01-03
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2015-04-17
CIK 862861

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
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2015 Annual Meeting of Shareholders to be held on May 18, 2015 are incorporated by reference into Part III hereof.

EXPLANATORY NOTE

This Amendment No. 1 amends the Annual Report on Form 10-K for the fiscal year ended January 3, 2015, filed by Appliance Recycling Centers of America, Inc. (the “Company”) with the Securities and Exchange Commission (“SEC”) on March 30, 2015 (the “Original Filing”). The Company is filing this Amendment No. 1 to update the date on the cover page for the 2015 Annual Meeting of Shareholders to be held on May 18, 2015.   Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing, and the Company has not updated disclosures included therein to reflect any subsequent events.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

April 14, 2015	APPLIANCE RECYCLING CENTERS OF AMERICA, INC. (Registrant)

	By	/s/ Mark G. Eisenschenk
Mark G. Eisenschenk
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer
/s/ Mark G. Eisenschenk	Chief Executive Officer and President	April 14, 2015
Mark G. Eisenschenk

Principal Financial and Accounting Officer
/s/ Jeffery Ostapeic	Chief Financial Officer	April 14, 2015
Jeffery Ostapeic

Directors
/s/ Edward R. Cameron	Chairman of the Board	April 14, 2015
Edward R. Cameron

/s/ Steve Lowenthal	Director	April 14, 2015
Steve Lowenthal

/s/ Randy Pearce	Director	April 14, 2015
Randy Pearce

/s/ Dean R. Pickerell	Director	April 14, 2015
Dean R. Pickerell

Index to Exhibits

Exhibit No.	Description
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