Form 10-K/A
period 2015-01-03
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2015-05-18
CIK 862861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K/A
Amendment No. 2

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

EXPLANATORY NOTE

In May 2015, we identified an error in our previously issued financial statements related to the accrual for sales tax estimates payable for years prior to December 29, 2012. As a result, our management, in consultation with the Audit Committee, has concluded that we should restate amounts that we had previously reported for accrued expenses payable for sales taxes, deferred tax assets and the accumulated deficit in shareholders' equity.

As disclosed in our Form 8-K dated February 9, 2015, we identified errors in our previously issued financial statements. The Company has restated its previously issued consolidated financial statements as of and for the fiscal year ended December 28, 2013 and the interim periods ended September 27, 2014, June 28, 2014, March 29, 2014, December 28, 2013, September 28, 2013, June 29, 2013, and March 30, 2013, to correct for these errors. The Company restated our previously issued financial statements with the Form 10-K filed on March 30, 2015.

Restatement Background

The impact of correcting the sales tax error identified in May 2015 was to increase accrued expenses by $0.9 million, deferred tax assets by $0.2 million and accumulated deficit by $0.7 million. In connection with the sales tax restatement identified in May 2015, no adjustments were made to the previously reported net income (loss) and earnings per share for the years ended January 3, 2015 and December 28, 2013, on the basis that the impact to those years was immaterial.

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

On March 6, 2015, a complaint was filed in United States District Court for the Central District of California by Jason Feola, individually and as a representative of a class consisting of purchasers of the Company’s common stock between March 15, 2012 and February 11, 2015, against Appliance Recycling Centers of America, Inc. and certain current and former officers of the Company.  Mr. Feola, pursuant to terms of his retainer agreement with The Rosen Law Firm, certified that he purchased 240 shares of the Company’s common stock for $984 in total consideration. On May 7, 2015 the Company was served the complaint. The complaint alleges that misstatements and omissions occurred in press releases and filings by the Company with the Securities and Exchange Commission and that these misstatements or omissions constitute violations of Section 20 (a) and Section 10(b) of, and Rule 10b-5 under, the Securities Exchange Act of 1934.  This matter has been forwarded to our insurance carrier and we intend to contest vigorously the claims made in the complaint.
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

Sales and Use Tax Restatements

In May 2015, we identified an error in our previously issued financial statements related to the accrual for sales tax estimates payable for years prior to December 29, 2012. The impact of correcting the sales tax error identified in May 2015 was to increase accrued expenses by $0.9 million, deferred tax assets by $0.2 million and accumulated deficit by $0.7 million. In connection with the sales tax restatement identified in May 2015, no adjustments were made to the previously reported net income (loss) and earnings per share for the years ended January 3, 2015 and December 28, 2013, on the basis that the impact to those years was immaterial.

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

Liquidity and Capital Resources

Summary.  Cash and cash equivalents as of January 3, 2015 were $3.5 million compared with $1.9 million as of December 28, 2013.  Net working capital, the excess of current assets over current liabilities, increased to $9.6 million as of January 3, 2015 compared with $8.8 million as of December 28, 2013.

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

As discussed in Note 1A to the consolidated financial statements, the fiscal 2014 and 2013 consolidated financial statements have been restated to correct two misstatements. In addition, the fiscal 2012 and 2011 consolidated financial statements have been restated with the effect recorded as an adjustment to the beginning accumulated deficit as of December 29, 2012 in the consolidated statements of shareholders' equity.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, MN
March 30, 2015 (except for Notes 1A, 6, 10, 13 as to which the date is May 18, 2015)

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	January 3, 2015	December 28, 2013
	(as restated)	(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$3,523	$1,948
Accounts receivable, net of allowance of $106 and $27, respectively	10,954	12,278
Inventories	16,113	16,654
Income taxes receivable	709	82
Other current assets	1,096	622
Deferred income tax assets	2,082	1,807
Total current assets	34,477	33,391
Property and equipment, net	11,761	11,424
Restricted cash	—	500
Other assets	708	927
Deferred income tax assets	14	21
Total assets (a)	$46,960	$46,263

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,380	$5,880
Accrued expenses	8,133	7,886
Line of credit	9,237	9,661
Current maturities of long-term obligations	1,138	1,131
Total current liabilities	24,888	24,558
Long-term obligations, less current maturities	5,118	5,447
Other noncurrent liabilities	369	518
Deferred income tax liabilities	1,048	1,092
Total liabilities (a)	31,423	31,615

Commitments and contingencies

Shareholders’ equity:
Common Stock, no par value; 10,000 shares authorized; issued and outstanding: 5,788 shares and 5,571 shares, respectively	21,137	20,846
Accumulated deficit	(6,860)	(7,631)
Accumulated other comprehensive loss	(675)	(478)
Total shareholders’ equity	13,602	12,737
Noncontrolling interest	1,935	1,911
	15,537	14,648
Total liabilities and shareholders’ equity	$46,960	$46,263

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

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In Thousands)

			Accumulated
			Other
	Common Stock		Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Loss	Deficit	Interest	Total
Balance at December 29, 2012 (as restated)	5,556	$20,577	$(304)	$(10,778)	$1,596	$11,091
Net income (as restated)	—	—	—	3,147	315	3,462
Other comprehensive loss, net of tax	—	—	(174)	—	—	(174)
Issuance of Common Stock	15	36	—	—	—	36
Share-based compensation	—	233	—	—	—	233
Balance at December 28, 2013 (as restated)	5,571	20,846	(478)	(7,631)	1,911	14,648
Net income	—	—	—	771	24	795
Other comprehensive loss, net of tax	—	—	(197)	—	—	(197)
Issuance of Common Stock	217	24	—	—	—	24
Share-based compensation	—	267	—	—	—	267
Balance at January 3, 2015 (as restated)	5,788	$21,137	$(675)	$(6,860)	$1,935	$15,537

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

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

In May 2015, we identified an error in our previously issued financial statements related to the accrual for sales tax estimates payable for years prior to December 29, 2012. The impact of correcting this sales tax related error was to increase accrued expenses by $0.9 million, deferred tax assets by $0.2 million and accumulated deficit by $0.7 million.

The following table sets forth the corrections for both restatements to each of the individual line items affected in the consolidated balance sheets:

	December 28, 2013
	As previously reported	Error correction	Restated
Current deferred tax asset	$523	$1,284	1,807
Accrued expenses	$4,288	$3,598	7,886
Accumulated deficit	$(5,331)	$(2,300)	$(7,631)
Accumulated other comprehensive loss	$(464)	$(14)	$(478)

	January 3, 2015
	As previously reported	Error correction	Restated
Current deferred tax asset	$1,868	$214	$2,082
Accrued expenses	$7,218	$915	$8,133
Accumulated deficit	$(6,173)	$(687)	$(6,860)
Accumulated other comprehensive loss	$(661)	$(14)	$(675)

The following table sets forth the $2,129 correction to the accumulated deficit at December 29, 2012 that resulted from the correction of both of the sales tax errors for fiscal years prior to December 29, 2012:

	December 29, 2012
	As previously reported	Error correction	Restated
Accumulated deficit	$(8,649)	$(2,129)	$(10,778)
Accumulated other comprehensive loss	$(290)	$(14)	$(304)

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

Estimated future amortization expense over the remaining life of our recycling contract is as follows:

Fiscal year 2015	$80
Fiscal year 2016	20

6.             Accrued Expenses

Accrued expenses as of January 3, 2015, and December 28, 2013, consist of the following:

	January 3, 2015	December 28, 2013
	(as restated)	(as restated)
Sales tax estimates, including interest	$4,837	$3,598
Compensation and benefits	1,322	1,317
Accrued rebate and incentive checks	381	461
Accrued rent	304	603
Warranty	30	34
Accrued payables	306	437
Current portion of deferred gain on sale-leaseback of building	—	365
Deferred revenue	276	346
Other	677	725
	$8,133	$7,886

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

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The components of net deferred tax assets (liabilities) as of January 3, 2015, and December 28, 2013, are as follows:

	January 3, 2015	December 28, 2013
	(as restated)	(as restated)
Deferred tax assets:
Net operating loss carryforwards	$309	$317
Federal and state tax credits	242	199
Reserves	246	210
Accrued expenses	1,963	1,541
Share-based compensation	348	307
Deferred gain	—	142
Property and equipment	14	21
Other	25	—
Total deferred tax assets	3,147	2,737
Deferred tax liabilities:
Prepaid expenses	(142)	(148)
Property and equipment	(38)	(29)
Investments	(1,315)	(1,211)
Total deferred tax liabilities	(1,495)	(1,388)
Valuation allowance	(604)	(613)
Net deferred tax assets	$1,048	$736

The deferred tax amounts have been classified in the accompanying consolidated balance sheets as follows:

	January 3, 2015	December 28, 2013
	(as restated)	(as restated)
Current assets	$2,082	$1,807
Non-current assets	14	21
Non-current liabilities	(1,048)	(1,092)
	$1,048	$736

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

Stock options:  The 2011 Stock Compensation Plan (the “2011 Plan”) authorizes the granting of awards in any of the following forms: (i) stock options, (ii) stock appreciation rights, and (iii) other share-based awards, including but not limited to, restricted stock, restricted stock units or performance shares, and expires on the earlier of May 12, 2021, or the date that all shares reserved under the 2011 Plan are issued or no longer available.  The 2011 Plan provides for the issuance of up to 700 shares of common stock pursuant to awards granted under the 2011 Plan.  Options granted to employees typically vest over two years, while grants to non-employee directors vest in six months.  As of January 3, 2015, 517 options were outstanding under the 2011 Plan. Our 2006 Stock Option Plan (the “2006 Plan”) expired on June 30, 2011, but the options outstanding under the 2006 Plan continue to be exercisable in accordance with their terms.  As of January 3, 2015, 380 options were outstanding to employees and non-employee directors under the 2006 Plan.  Our Restated 1997 Stock Option Plan (the “1997 Plan”) has expired, but the options outstanding under the expired 1997 Plan continue to be exercisable in accordance with their terms.  As of January 3, 2015, options to purchase an aggregate of 8 shares were outstanding under the 1997 Plan.  We issue new common stock when stock options are exercised. The Company periodically grants stock options that vest based upon the achievement of performance targets. For performance based options, the Company evaluates the likelihood of the targets being met and records the expense over the probable vesting period.

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

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following tables present our segment information for fiscal years 2014 and 2013:

	For the fiscal years ended
	January 3, 2015	December 28, 2013
		(as restated)
Revenues:
Retail	$68,023	$69,642
Recycling	62,907	58,236
Total revenues	$130,930	$127,878

Operating income (loss):
Retail	$(1,764)	$(1,064)
Recycling	4,969	5,087
Unallocated corporate costs	(654)	(627)
Total operating income	$2,551	$3,396

Assets (as restated):
Retail	$15,778	$17,682
Recycling (as restated)	24,019	23,504
Corporate assets not allocable	7,163	5,077
Total assets (as restated)	$46,960	$46,263

Cash capital expenditures:
Retail	$443	$11
Recycling	132	354
Corporate	243	136
Total cash capital expenditures	$818	$501

Depreciation and amortization expense:
Retail	$164	$191
Recycling	886	815
Corporate	305	363
Total depreciation and amortization expense	$1,355	$1,369

Interest expense:
Retail	$240	$494
Recycling	466	481
Corporate	290	280
Total interest expense	$996	$1,255

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our CEO and CFO concluded that as of January 3, 2015, we had a material weakness in our internal controls as we did not have adequate internal controls to address the risk of not accounting for the collection and therefore remittance of sales taxes that were due under certain programs. As a result, we had to restate certain annual and interim reporting periods.

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

May 18, 2015	APPLIANCE RECYCLING CENTERS OF AMERICA, INC. (Registrant)

	By	/s/ Mark G. Eisenschenk
Mark G. Eisenschenk
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer
/s/ Mark G. Eisenschenk	Chief Executive Officer and President	May 18, 2015
Mark G. Eisenschenk

Principal Financial and Accounting Officer
/s/ Jeffery Ostapeic	Chief Financial Officer	May 18, 2015
Jeffery Ostapeic

Directors
/s/ Edward R. Cameron	Chairman of the Board	May 18, 2015
Edward R. Cameron

/s/ Steve Lowenthal	Director	May 18, 2015
Steve Lowenthal

/s/ Randy Pearce	Director	May 18, 2015
Randy Pearce

/s/ Dean R. Pickerell	Director	May 18, 2015
Dean R. Pickerell

Index to Exhibits

Exhibit No.	Description
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

*	Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(a)3 of this Form 10-K/A.
+	Filed herewith.
†	Furnished herewith.
‡	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
**
Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K/A shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.