Form 10-Q
period 2015-04-04
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2015-05-27
CIK 862861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 4, 2015

or

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

As of May 15, 2015, there were outstanding 5,800,818 shares of the registrant’s Common Stock, without par value.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

INDEX TO FORM 10-Q

PART I.                 FINANCIAL INFORMATION

Item 1.Financial Statements

 APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	April 4, 2015	January 3, 2015
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$3,558	$3,523
Accounts receivable, net of allowance of $104 and $106, respectively	9,417	10,954
Inventories	16,045	16,113
Income taxes receivable	1,180	709
Other current assets	914	1,096
Deferred income tax assets	2,086	2,082
Total current assets	33,200	34,477
Property and equipment, net	11,533	11,761
Other assets	657	708
Deferred income tax assets	14	14
Total assets (a)	$45,404	$46,960
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,054	$6,380
Accrued expenses	7,819	8,133
Line of credit	8,270	9,237
Current maturities of long-term obligations	2,317	1,138
Total current liabilities	26,460	24,888
Long-term obligations, less current maturities	4,044	5,118
Other noncurrent liabilities	331	369
Deferred income tax liabilities	1,048	1,048
Total liabilities (a)	31,883	31,423
Commitments and contingencies
Shareholders’ equity:
Common Stock, no par value; 10,000 shares authorized; issued and outstanding: 5,800 shares and 5,788 shares, respectively	21,224	21,137
Accumulated deficit	(8,560)	(6,860)
Accumulated other comprehensive loss	(793)	(675)
Total shareholders’ equity	11,871	13,602
Noncontrolling interest	1,650	1,935
	13,521	15,537
Total liabilities and shareholders’ equity	$45,404	$46,960

(a) Assets of ARCA Advanced Processing, LLC (AAP), our consolidated variable interest entity, that can only be used to settle obligations of AAP were $9,464 and $9,814 as of April 4, 2015 and January 3, 2015, respectively. Liabilities of AAP for which creditors do not have recourse to the general credit of Appliance Recycling Centers of America, Inc. were $2,633 and $2,338 as of April 4, 2015 and January 3, 2015, respectively.

See Notes to Unaudited Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In Thousands, Except Per Share Amounts)

	Three Months Ended
	April 4, 2015	March 29, 2014
Revenues:
Retail	$17,098	$16,601
Recycling	7,823	11,684
Byproduct	2,617	4,823
Total revenues	27,538	33,108
Costs of revenues	21,670	24,047
Gross profit	5,868	9,061
Selling, general and administrative expenses	7,868	7,375
Operating income (loss)	(2,000)	1,686
Other income (expense):
Interest expense, net	(321)	(261)
Other income (expense), net	(149)	(31)
Income (loss) before income taxes and noncontrolling interest	(2,470)	1,394
Provision for (benefit of) income taxes	(485)	529
Net income (loss)	(1,985)	865
Net loss (income) attributable to noncontrolling interest	285	(137)
Net income (loss) attributable to controlling interest	$(1,700)	$728

Income (loss) per common share:
Basic	$(0.29)	$0.13
Diluted	$(0.29)	$0.12

Weighted average common shares outstanding:
Basic	5,795	5,577
Diluted	5,795	5,852

Net income (loss)	$(1,985)	$865
Other comprehensive loss, net of tax:
Effect of foreign currency translation adjustments	(118)	(96)
Total other comprehensive loss, net of tax	(118)	(96)
Comprehensive income (loss)	(2,103)	769
Comprehensive loss (income) attributable to noncontrolling interest	285	(137)
Comprehensive income (loss) attributable to controlling interest	$(1,818)	$632

See Notes to Unaudited Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended
	April 4, 2015	March 29, 2014
Operating activities:
Net income (loss)	$(1,985)	$865
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	330	334
Share-based compensation	63	47
Amortization of deferred gain	—	(122)
Amortization of debt issuance costs	28	27
Other	(5)	(160)
Changes in assets and liabilities:
Accounts receivable	1,537	1,061
Inventories	68	447
Other current assets	182	(444)
Accounts payable and accrued expenses	1,322	(13)
Income taxes receivable/payable	(470)	587
Net cash flows provided by operating activities	1,070	2,629

Investing activities:
Purchases of property and equipment	(82)	(56)
Proceeds from sale of property and equipment	5	12
Net cash flows used in investing activities	(77)	(44)

Financing activities:
Net payments under line of credit	(967)	(1,325)
Payments on debt obligations	(220)	(254)
Proceeds from issuance of debt obligations	325	—
Proceeds from issuance of common stock	24	24
Net cash flows used in financing activities	(838)	(1,555)

Effect of changes in exchange rate on cash and cash equivalents	(120)	(80)

Increase in cash and cash equivalents	35	950
Cash and cash equivalents at beginning of period	3,523	1,948
Cash and cash equivalents at end of period	$3,558	$2,898

See Notes to Unaudited Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended
	April 4, 2015	March 29, 2014
Supplemental disclosures of cash flow information:
Cash payments for interest	$165	$213
Cash payments for income taxes, net of refunds	$8	$103

Non-cash investing and financing activities:
Equipment acquired under capital lease and other financing obligations	$—	$100

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

The accompanying balance sheet as of January 3, 2015, which has been derived from audited consolidated financial statements and the unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and Article 8 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, normal and recurring adjustments and accruals considered necessary for a fair presentation for the periods indicated have been included.  Operating results for the three-month periods ended April 4, 2015 and March 29, 2014, are presented using 13-week periods.  The results of operations for any interim period are not necessarily indicative of the results for the year.

In preparation of the Company’s financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses during the reporting periods.  As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended January 3, 2015, included in the Company’s Annual Report on Form 10-K/A filed with the SEC on May 18, 2015.

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

AAP is a joint venture that was formed in October 2009 between ARCA and 4301 Operations, LLC (“4301”) to support ARCA’s agreement, as amended, with GE acting through its GE Appliances business component.  Both ARCA and 4301 have a 50% interest in AAP.  GE sells its recyclable appliances generated from twelve states in the Northeast and Mid-Atlantic regions of the United States to ARCA, which collects, processes and recycles the appliances.  The agreement requires that ARCA will only recycle, and will not sell for re-use or resale, the recyclable appliances purchased from GE.  The term of the agreement is for six years from the first date of appliance collection, which was March 31, 2010.  AAP established a regional processing center in Philadelphia, Pennsylvania, at which the recyclable appliances are processed.  AAP commenced operations in February 2010 and has the exclusive rights to service the GE agreement as a subcontractor for ARCA.  The financial position and results of operations of AAP are consolidated in our financial statements based on our conclusion that AAP is a variable interest entity due to our contribution in excess of 50% of the total equity, subordinated debt and other forms of financial support. We have a controlling financial interest in AAP, through our contractual agreement with GE, which is material to AAP, and we have provided substantially all of the financial support to fund the operations of AAP since its inception.

2.                                      Inventories

Inventories, consisting principally of appliances, are stated at the lower of cost, determined on a specific identification basis, or market and consist of:

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

	April 4, 2015	January 3, 2015
Appliances held for resale	$15,761	$15,511
Processed metals from recycled appliances held for resale	253	571
Other	31	31
	$16,045	$16,113

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

3.                                      Earnings per Share

Basic income per common share is computed based on the weighted average number of common shares outstanding.  Diluted income per common share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued.  Potentially dilutive shares of Common Stock include unexercised stock options and warrants.  Basic per share amounts are computed, generally, by dividing net income attributable to controlling interest by the weighted average number of common shares outstanding.  Diluted per share amounts assume the conversion, exercise or issuance of all potential Common Stock instruments unless their effect is anti-dilutive, thereby reducing the loss or increasing the income per common share.  In calculating diluted weighted average shares and per share amounts, we included stock options and warrants with exercise prices below average market prices, for the respective reporting periods in which they were dilutive, using the treasury stock method.  We calculated the number of additional shares by assuming the outstanding stock options were exercised and that the proceeds from such exercises were used to acquire Common Stock at the average market price during the quarter.  For the three months ended April 4, 2015, we excluded 783 options and warrants from the diluted weighted average share outstanding calculation as the effect of these options and warrants were anti-dilutive. For the three months ended March 29, 2014, we excluded 364 options and warrants from the diluted weighted average shares outstanding calculation as the effect of these options were anti-dilutive.

A reconciliation of the denominator in the basic and diluted income (loss) per share is as follows:

	Three Months Ended
	April 4, 2015	March 29, 2014
Numerator:
Net income (loss) attributable to controlling interest	$(1,700)	$728

Denominator:
Weighted average shares outstanding — basic	5,795	5,577
Employee stock options	—	81
Stock warrants	—	194
Weighted average shares outstanding — diluted	5,795	5,852

Income (loss) per share:
Basic	$(0.29)	$0.13
Diluted	$(0.29)	$0.12

4.                                      Share-Based Compensation
We recognized share-based compensation expense of $63 and $47 for the three months ended April 4, 2015, and March 29, 2014, respectively.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

Based on the value of options outstanding as of April 4, 2015, estimated future share-based compensation expense is as follows:

Balance of fiscal year 2015	130
Fiscal year 2016	139
Fiscal year 2017	43
$312

The estimate above does not include any expense for additional options that may be granted and vest during 2015, 2016 and 2017.

5.                                      Product Warranty
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

Changes in our warranty accrual are as follows:

	Three Months Ended
	April 4, 2015	March 29, 2014
Beginning Balance	$30	$34
Standard accrual based on units sold	6	6
Actual costs incurred	(4)	(4)
Periodic accrual adjustments	(4)	(6)
Ending Balance	$28	$30

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

The following table summarizes the assets and liabilities of AAP as of April 4, 2015, and January 3, 2015:

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

	April 4, 2015	January 3, 2015
Assets
Current assets	$758	$912
Property and equipment, net	8,583	8,775
Other assets	123	127
Total Assets	$9,464	$9,814
Liabilities
Accounts payable	$902	$923
Accrued expenses	249	199
Current maturities of long-term debt obligations	1,115	795
Long-term debt obligations, net of current maturities	3,608	3,737
Other liabilities (a)	289	289
Total Liabilities	$6,163	$5,943

(a)          Other liabilities represent loans between ARCA and AAP that are eliminated in consolidation.

The following table summarizes the operating results of AAP for the three months ended April 4, 2015, and March 29, 2014:

	Three Months Ended
	April 4, 2015	March 29, 2014
Revenues	$1,850	$2,824
Gross profit	6	890
Operating income (loss)	(516)	342
Net income (loss)	(570)	274

7.                                      Other Assets

Other assets as of April 4, 2015, and January 3, 2015, consist of the following:

	April 4, 2015	January 3, 2015
Deposits	$371	$375
Recycling contract, net	80	100
Debt issuance costs, net	147	174
Patent costs	21	21
Goodwill	38	38
	$657	$708

For the three months ended April 4, 2015, and March 29, 2014, we recorded amortization expense of $20 and $19, respectively, related to our recycling contract. For the three months ended April 4, 2015, and March 29, 2014, we recorded non-cash interest expense of $28 and $27, respectively, related to debt issuance costs.

8.                                      Accrued Expenses

Accrued expenses as of April 4, 2015, and January 3, 2015, consist of the following:

	April 4, 2015	January 3, 2015
Sales tax estimates, including interest	$5,031	$4,837
Compensation and benefits	1,113	1,322
Accrued incentive and rebate checks	405	381
Accrued rent	336	304
Warranty expense	28	30
Accrued payables	174	306
Deferred revenue	274	276
Other	458	677
	$7,819	$8,133

9.                                      Line of Credit

We have a Revolving Credit, Term Loan and Security Agreement, as amended, (“Revolving Credit Agreement”) with PNC Bank, National Association (“PNC”) that provides us with a $15,000 revolving line of credit.  See Note 10 for further discussion regarding the Term Loan entered into with PNC.  The Revolving Credit Agreement has a stated maturity date of January 24, 2016, if not renewed.  The Revolving Credit Agreement includes a lockbox agreement and a subjective acceleration clause and as a result we have classified the revolving line of credit as a current liability.  The Revolving Credit Agreement is collateralized by a security interest in substantially all of our assets and PNC is also secured by an inventory repurchase agreement with Whirlpool Corporation for Whirlpool purchases only.  We also issued a $750 letter of credit in favor of Whirlpool Corporation.  The Revolving Credit Agreement requires starting with the fiscal quarter ending March 29, 2014, and continuing at the end of each quarter thereafter, that we meet a minimum fixed charge coverage ratio of 1.1 to 1.0, measured on a trailing twelve-month basis.  The Revolving Credit Agreement limits investments we can purchase, the amount of other debt and leases we can incur, the amount of loans we can issue to our affiliates and the amount we can spend on fixed assets, along with prohibiting the payment of dividends. As of January 3, 2015, we were in compliance with all covenants under the Revolving Credit Agreement. As of April 4, 2015, we were not in compliance with all covenants under the Revolving Credit Agreement. We are working with PNC to obtain a waiver for such non-compliance. There is no assurance that we will obtain such a waiver. If our Revolving Credit Agreement is not renewed on the stated maturity date of January 24, 2016 or PNC accelerates the maturity date of our Revolving Credit Agreement, we would need to seek a replacement credit facility. We believe that we have adequate collateral to support a replacement facility if needed. However, there can be no assurance that a replacement facility will be available on terms satisfactory to us.

The interest rate on the revolving line of credit is PNC Base Rate plus 1.75%, or 1-, 2- or 3-month PNC LIBOR Rate plus 2.75%.  The PNC Base Rate shall mean, for any day, a fluctuating per annum rate of interest equal to the highest of (i) the interest rate per annum announced from time to time by PNC at its prime rate, (ii) the Federal Funds Open Rate plus 0.5%, and (iii) the one-month LIBOR rate plus 100 basis points (1%).  As of April 4, 2015, the outstanding line of credit balance was $8,270 with a weighted average interest rate of 3.12%.  As of January 3, 2015, the outstanding line of credit balance was $9,237 with a weighted average interest rate of 3.30%, which included both PNC LIBOR Rate and PNC Base Rate loans.

The amount of revolving borrowings under the Revolving Credit Agreement is based on a formula using accounts receivable and inventories.  We may not have access to the full $15,000 revolving line of credit due to the formula using accounts receivable and inventories, the amount of the letter of credit issued in favor of Whirlpool Corporation and the amount of outstanding loans between PNC and our AAP joint venture.  As of April 4, 2015, and January 3, 2015, our available borrowing capacity under the Revolving Credit Agreement was $4,756 and $4,882, respectively.

10.                                      Borrowings

Long-term debt, capital lease and other financing obligations as of April 4, 2015, and January 3, 2015, consist of the following:

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

	April 4, 2015	January 3, 2015
PNC term loan	$1,466	$1,530
Susquehanna term loans	3,242	3,316
2.75% note, due in monthly installments of $3, including interest, due October 2024, collateralized by equipment	340	348
Capital leases and other financing obligations	1,313	1,062
	6,361	6,256
Less current maturities	2,317	1,138
	$4,044	$5,118

On January 24, 2011, we entered into a $2,550 Term Loan (“Term Loan”) with PNC Bank to refinance the mortgage on our California facility.  The Term Loan is payable as follows, subject to acceleration upon the occurrence of an event of default or termination of the Revolving Credit Agreement: 119 consecutive monthly principal payments of $21 plus interest commencing on February 1, 2011, and continuing on the first day of each month thereafter followed by a 120th payment of all unpaid principal, interest and fees on February 1, 2021. If the Revolving Credit Agreement is not renewed, a balloon payment of $1,254 in principal plus interest and additional fees will be due on January 24, 2016. The Term Loan is collateralized with our California facility located in Compton, California. The interest rate is PNC Base Rate plus 2.25%, or 1-, 2- or 3-month PNC LIBOR Rate plus 3.25%. As of April 4, 2015, and January 3, 2015, the weighted average interest rate was 3.52% and 3.45%, respectively, which included both PNC LIBOR Rate and PNC Base Rate loans. As a result of our non-compliance with the terms of a financial covenant within the Revolving Credit Agreement we have classified the Term Loan with PNC as a current liability as of April 4, 2015.

On March 10, 2011, AAP entered into three separate commercial term loans (“Term Loans”) with Susquehanna Bank, pursuant to the guidelines of the U.S. Small Business Administration 7(a) Loan Program.  The total amount of the Term Loans is $4,750, split into three separate loans for $2,100; $1,400; and $1,250.  The Term Loans mature in ten years and bear an interest rate of Prime plus 2.75%.  As of April 4, 2015, and January 3, 2015, the interest rate was 6.00%.  Borrowings under the Term Loans are secured by substantially all of the assets of AAP along with liens on the business assets and certain personal assets of the owners of 4301 Operations, LLC. We are a guarantor of the Term Loans along with 4301 Operations, LLC and its owners. In connection with these Term Loans, Susquehanna Bank also has a security interest in the assets of the Company. In April 2015, the Company amended these term loans so that interest only payments could be made on these Term Loans for the balance of fiscal 2015. The effect of which will defer principal reductions in fiscal 2015 by $0.3 million.

In March of 2015, an entity controlled by the noncontrolling interest holders of AAP loaned AAP $325,000 through the issuance of promissory notes. The notes bear interest at an annual rate of 8%. In May of 2015, one of the March 2015 notes totaling $125,000 was repaid in full by AAP.

Capital leases and other financing obligations:  We acquire certain equipment under capital leases and other financing obligations.  The cost of the equipment was $2,667 as of April 4, 2015, and January 3, 2015.  Accumulated amortization as of April 4, 2015, and January 3, 2015, was approximately $1,582 and $1,588, respectively.  Depreciation and amortization expense is included in cost of revenues and selling, general and administrative expenses.

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

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

As previously disclosed, the California Board of Equalization (“BOE”) is conducting a sales and use tax examination covering the California operations of Appliance Recycling Centers of America, Inc. (the “Company”) for 2011, 2012 and 2013. The Company believed it was exempt from collecting sales taxes under service agreements with utility customers that included appliance replacement programs. During the fourth quarter of 2014, the Company received communication from the BOE indicating they are not in agreement with the Company’s interpretation of the law. As a result, the Company applied for and, as of February 9, 2015, received approval to participate in the California Board of Equalization’s Managed Audit Program. The period covered under this program includes 2011, 2012, 2013 and extends through the nine-month period ended September 30, 2014. At this time, our best estimate of the amount that will be assessed by the BOE covering all periods under audit is approximately $3.9 million ($2.4 million net of income tax benefit) in sales tax and interest related to the appliance replacement programs that we administered on behalf of our customers on which we did not assess, collect or remit sales tax. Sales taxes accrued related to the restatement are recorded as a reduction of recycling revenues. The Company has been working with outside consultants to arrive at our assessment estimate and will continue to engage the services of these sales tax experts throughout the Managed Audit Program process. The sales tax amounts that we will likely be assessed relate to transactions in the period under examination by the BOE. Such assessment, however, will be subject to protest and appeal, and would not need to be funded until the matter has been fully resolved. Resolution could take up to three years.

12.                               Income Taxes

Our overall effective tax rate, based on projected full-year taxable income, was 22.2% and 37.9% for the three months ended April 4, 2015 and March 29, 2014, respectively. The effective tax rate varies from the federal statutory rate of 34% due primarily to the impact of lower foreign tax rates, state taxes and share-based compensation.

We regularly evaluate both positive and negative evidence related to retaining a valuation allowance against our deferred tax assets.  The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. We have concluded based on the weight of negative evidence that a valuation allowance should be maintained against certain deferred tax assets that we do not expect to utilize as of April 4, 2015.

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

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

The following tables present our segment information for periods indicated:

	Three Months Ended
	April 4, 2015	March 29, 2014
Revenues:
Retail	$17,220	$16,937
Recycling	10,318	16,171
Total revenues	$27,538	$33,108

Operating income (loss):
Retail	$(616)	$103
Recycling	(1,177)	1,743
Unallocated corporate	(207)	(160)
Total operating income (loss)	$(2,000)	$1,686

Assets:
Retail	$15,741	$22,707
Recycling	21,985	17,230
Corporate assets not allocable	7,678	6,154
Total assets	$45,404	$46,091

Cash capital expenditures:
Retail	$29	$—
Recycling	15	4
Corporate assets not allocable	38	52
Total cash capital expenditures	$82	$56

Depreciation and amortization:
Retail	$49	$43
Recycling	219	210
Unallocated corporate	62	81
Total depreciation and amortization	$330	$334

Interest expense:
Retail	$54	$65
Recycling	199	92
Unallocated corporate	68	84
Total interest expense	$321	$241

14.    Recent Accounting Pronouncements

New Accounting Standards Not Yet Effective

Revenue from Contracts with Customers: In May 2014, the Financial Accounting Standards Board (FASB) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, “Revenue from Contracts with Customers”. The new section will replace Section 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

of the rest of the world, as well as, to enhance disclosures related to disaggregated revenue information. Entities will have the option to apply the standard retrospectively to all prior periods presented, or to apply it retrospectively only to contracts existing at the effective date, with the cumulative effect of the standard recorded as an adjustment to beginning retained earnings. The updated guidance will be effective for us for the annual reporting period beginning with our fiscal 2017, and interim periods within that year. We will adopt the new provisions of this accounting standard at the beginning of fiscal year 2017, given that early adoption is not an option. We will further study the implications of this statement in order to evaluate the expected impact on the consolidated financial statements.

ASU 2015-02, Amendments to the Consolidation Analysis:  This standard, which will become effective January 1, 2016 for the Company, provides amended guidance on whether reporting entities should consolidate certain legal entities, including limited partnerships.  We are evaluating the impact of the standard on the consolidated financial statements.

ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs:  This standard, which will be effective January 1, 2016 for the Company, requires that debt issuance costs be presented as a direct deduction from the carrying amount of long-term debt on the balance sheet.  Presently, debt issuance costs are reported as an asset.  The new guidance aligns the presentation of debt issuance costs with debt discounts and premiums.  The standard is to be applied retrospectively to all prior periods presented.  As of April 4, 2015, we had $0.1 million of unamortized debt issuance costs.  This amounts is recorded in other non-current assets on the consolidated balance sheets.

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

The forward-looking statements contained in this quarterly report, and other written and oral forward-looking statements made by us from time to time, are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements.  Any forward-looking information regarding our operations will be affected primarily by individual retail stores’ profitability, the volume of appliance sales, the strength of energy conservation recycling programs and general economic conditions affecting consumer demand for appliances.  Any forward-looking information will also be affected by our continued ability to purchase product from our suppliers at acceptable prices, the ability of individual retail stores to meet planned revenue levels, the number of retail stores, costs and expenses being realized at higher than expected levels, our ability to secure an adequate supply of special-buy appliances for resale, the ability to secure appliance recycling and replacement contracts with sponsors of energy efficiency programs, the ability of customers to supply units under their recycling contracts with us, the performance of our consolidated variable interest entity, the continued availability of our current line of credit and the outcome of the pending sales and use tax examination in California.  Other factors that might cause such a difference include, but are not limited to, those discussed in Item 1A “Risk Factors” in our annual report on Form 10-K/A for the year ended January 3, 2015.

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

Over the last three months, recycling-only programs experienced an increase in revenues and volumes, with the addition of programs with new utility customers. At the same time we have experienced declining revenues and volumes from our appliance replacement programs. The primary decline in replacement revenues can be attributed to lower volume with our largest utility customer as a result of customer driven delays in the delivery of appliances under their replacement program. Recycling revenues have also experienced declines this quarter as a result of the decreases in the selling prices of scrap steel and other byproducts that we sell from our recycling activities.

Our retail segment is similar to many other retailers in that it is seasonal in nature.  Historically, the fourth quarter is our weakest quarter in terms of both revenues and earnings.  We believe this is primarily because the fourth quarter includes several holidays during which consumers tend to focus less on purchasing major household appliances.

We derive revenues from the sale of carbon offsets created by the destruction of ozone-depleting CFCs captured at our ARCA and AAP regional processing centers. We expect to create carbon offsets and derive revenues in the future through the California’s market, but cannot predict the amount or frequency of carbon offset sales. Carbon offset sales are dependent on market conditions, including demand and acceptable market prices. During the three months ended April 4, 2015, the combination of ARCA and AAP recognized $0.2 million in carbon offset revenues compared to $1.0 million during the same period of the prior year. We received $0.6 million in carbon offset revenues in the second quarter of fiscal 2015, which will compare favorably with no carbon offset revenues in the second quarter of fiscal 2014.

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

Reporting Period.  Operating results for the three months ended April 4, 2015, and March 29, 2014, are presented using 13-week periods.  The results of operations for any interim period are not necessarily indicative of the results for the year.

Sales and Use Taxes Contingency. We operate in twenty-three states in the U.S. and in various provinces in Canada. From time to time, we are subject to sales and use tax audits that could result in additional taxes, penalties and interest owed to various taxing authorities.

As previously disclosed, the California Board of Equalization (“BOE”) is conducting a sales and use tax examination covering the California operations of Appliance Recycling Centers of America, Inc. (the “Company”) for 2011, 2012 and 2013. The Company believed it was exempt from collecting sales taxes under service agreements with utility customers that included appliance replacement programs. During the fourth quarter of 2014, the Company received communication from the BOE indicating they are not in agreement with the Company’s interpretation of the law. As a result, the Company applied for and, as of February 9, 2015, received approval to participate in the California Board of Equalization’s Managed Audit Program. The period covered under this program includes 2011, 2012, 2013 and extends through the nine-month period ended September 30, 2014. At this time, our best estimate of the amount that will be assessed by the BOE covering all periods under audit is approximately $3.9 million ($2.4 million net of income tax benefit) in sales tax and interest related to the appliance replacement programs that we administered on behalf of our customers on which we did not assess, collect or remit sales tax. Sales taxes accrued related to the restatement are recorded as a reduction of recycling revenues. The Company has been working with outside consultants to arrive at our assessment estimate and will continue to engage the services of these sales tax experts throughout the Managed Audit Program process. The sales tax amounts that we will likely be assessed relate to transactions in the period under examination by the BOE. Such assessment, however, will be subject to protest and appeal, and would not need to be funded until the matter has been fully resolved. Resolution could take up to three years.

Results of Operations

The following table sets forth our consolidated financial data as a percentage of total revenues for the three months ended April 4, 2015, and March 29, 2014:

	Three Months Ended
	April 4, 2015	March 29, 2014
Revenues:
Retail	62.1%	50.1%
Recycling	28.4%	35.3%
Byproduct	9.5%	14.6%
Total revenues	100.0%	100.0%
Cost of revenues	78.7%	72.6%
Gross profit	21.3%	27.4%
Selling, general and administrative expenses	28.6%	22.3%
Operating income (loss)	(7.3)%	5.1%
Other income (expense):
Interest expense, net	(1.2)%	(0.8)%
Other income (expense), net	(0.5)%	(0.1)%
Income (loss) before income taxes and noncontrolling interest	(9.0)%	4.2%
Provision for income taxes	(1.8)%	1.6%
Net income (loss)	(7.2)%	2.6%
Net loss (income) attributable to noncontrolling interest	1.0%	(0.4)%
Net income (loss) attributable to controlling interest	(6.2)%	2.2%

For the Three Months Ended April 4, 2015, and March 29, 2014

The following table sets forth the key results of operations by segment for the three months ended April 4, 2015, and March 29, 2014 (dollars in millions):

	Three Months Ended
	April 4, 2015	March 29, 2014	% Change
Revenues:
Retail	$17.2	$16.9	1.8%
Recycling	10.3	$16.2	(36.3)%
Total revenues	$27.5	$33.1	(16.8)%

Operating income (loss):
Retail	$(0.6)	$0.1	(698.1)%
Recycling	(1.2)	1.8	(168.0)%
Unallocated corporate costs	(0.2)	(0.2)	(15.5)%
Total operating income	$(2.0)	$1.7	(218.6)%

Our total revenues of $27.5 million for the three months ended April 4, 2015, decreased $(5.6) million or (16.8)% from $33.1 million for the same period of 2014. The change in segment revenues was attributed primarily to the following factors:

Retail Segment:

•	Revenues were up $0.3 million compared with the same period of 2014. The increase was attributed primarily to higher same-store sales in certain markets and successful holiday weekend sales events.

Recycling Segment:

•	Revenues were down $5.9 million compared with the same period of 2014.

•	Appliance replacement program revenues decreased by $4.4 million compared with the same period of 2014.

•	Recycling only program revenues increased by $0.5 million compared with the same period of 2014.

•	Byproduct revenues generated from the sale of raw materials and carbon offsets decreased $2.0 million compared with the same period of 2014.

Recycling segment revenues and retail segment revenues each include a portion of byproduct revenues.  For the three months ended April 4, 2015, and March 29, 2014, the recycling segment accounted for approximately 94.4% and 94.0%, respectively of the byproduct revenues.

Retail segment revenues accounted for 62.1% of total revenues in the three months ended April 4, 2015, compared with 50.1% in the same period of 2014. The decrease in appliance replacement program and recycling byproduct revenues impacted the overall mix of revenues between the retail and recycling segments for the three months ended April 4, 2015, compared with same period of 2014. Future revenues and related earnings from appliance replacement programs, if any, are uncertain and may fluctuate significantly from year to year. Factors impacting future appliance replacement program revenues and earnings include the type and scope of energy efficiency programs approved by regulatory agencies, competitive bidding, contract changes, non-renewals and early cancellations.

Our total operating loss of $(2.0) million for the three months ended April 4, 2015, declined $3.7 million compared with operating income of $1.7 million in the same period of 2014.  The change in segment operating income was attributed primarily to the following factors:

Retail Segment:

•	Operating income was down $0.6 million compared with the same period of 2014.

•	Gross profit declined by $0.5 million compared to the same period of the prior year due primarily to the margin compression on certain products.

•	Store operating and occupancy expenses increased by $0.1 million compared to the same period of 2014.

Recycling Segment:

•
Operating income was down $3.0 million compared with the same period of the prior year and is attributed primarily to a decline in gross profit generated by AAP, declines in byproduct revenues that resulted from the significant decline in scrap prices and delays in deliveries under our largest replacement program.

Revenues.  Revenues for the three months ended April 4, 2015, and March 29, 2014, were as follows (dollars in millions):

	Three Months Ended
	April 4, 2015	March 29, 2014	% Change
Retail	$17.1	$16.6	3.0%
Recycling	7.8	11.7	(33.0)%
Byproduct	2.6	4.8	(45.7)%
	$27.5	$33.1	(16.8)%

Retail Revenues.  Our retail revenues of $17.1 million for the three months ended April 4, 2015, increased $0.5 million, or 3%, from $16.6 million for the same period of 2014.  The increase in retail revenues was due primarily to an increase in same-store sales resulting from successful holiday weekend sales events. We are continuing to evaluate underperforming stores and stores with expiring leases and are considering a range of outcomes from right-sizing the showroom space to closure.

Recycling Revenues.  Our recycling revenues of $7.8 million for the three months ended April 4, 2015, decreased $3.9 million, or 33%, from $11.7 million in the same period of 2014.  Recycling revenues are comprised of two components: (1) appliance recycling revenues generated by collecting and recycling appliances for utilities and other sponsors of energy efficiency programs and (2) replacement program revenues generated by recycling and replacing old appliances with new energy efficient models for programs sponsored by utility companies.  Appliance recycling revenues increased 28% to $2.4 million for the three months ended April 4, 2015, compared with $1.9 million in the same period of 2014, due primarily to higher volumes under certain contracts and the gain of certain contracts that were not operating during the same three-month period of 2014.  The number of units driving our appliance recycling revenues increased 21% compared with the same period of 2014.  Appliance replacement program revenues decreased 45% to $5.3 million in the three months ended April 4, 2015, compared with $9.8 million in the same period of 2014, due primarily to the delays in deliveries for our largest program. We have started to see appliance replacement delivery levels under this program improve in May 2015. Future revenues from appliance replacement programs, if any, are uncertain and may fluctuate significantly from period to period.

Byproduct Revenues.  Our byproduct revenues of $2.6 million for the three months ended April 4, 2015, decreased $2.2 compared with the same period of 2014.  Byproduct revenues include all of the revenues generated by AAP.  AAP revenues of $1.8 million decreased $1.0 million compared with the same period of 2014, due primarily to a decline in the revenues generated from sale of nonferrous scrap metal byproducts compared with the same period of 2014. AAP also experiences $0.1 million lower sales of refrigerants in the first quarter of fiscal 2015 as compared with the same period in fiscal 2014. ARCA also experienced a decrease due primarily to lower average byproduct price per unit in certain markets and $0.7 million lower sales of refrigerants in the first quarter of fiscal 2015 as compared with the same period of fiscal 2014. In May of 2015, we received $0.6 million from the sale of refrigerants under carbon offset programs. This will compare favorably in the second quarter of fiscal 2015 as we had no carbon offset revenues in the second quarter of fiscal 2014.

Total Gross Profit.  Our gross profit of $5.9 million for the three months ended April 4, 2015, decreased $3.2 million or 35.2% compared with $9.1 million in the same period of 2014.  Gross profit as a percentage of total revenues decreased to 21.3% for the three months ended April 4, 2015, compared with 27.4% in the same period of 2014. Our gross profit as a percentage of total revenues for future periods can be affected favorably or unfavorably by numerous factors, including:

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

Retail Segment Gross Profit. Retail gross profit decreased by $0.5 million to $4.4 million compared with $4.9 million in same period of 2014. The decline was primarily the result of the previously mentioned discounting of merchandise for holiday weekend sales events, sales mix and margin compression on certain products. Gross profit as a percentage of related revenues decreased to 25.7% for the three months ended April 4, 2015, compared with 28.9% in the same period of 2014.

Recycling Segment Gross Profit. Recycling gross profit of $1.4 million for the three months ended April 4, 2015 decreased $3.1 million compared with the same period of 2014. Gross profit at AAP declined by $0.9 million as a result of reduced revenue from the sale of a byproduct including the decline in steel and non ferrous metal prices and the timing of carbon offset revenues. ARCA also experienced declines in gross profit as a result of lower selling prices of scrap metals and the timing of carbon offset revenues.

Selling, General and Administrative Expenses.  Our selling, general and administrative (“SG&A”) expenses of $7.9 million for the three months ended April 4, 2015, increased $0.5 million or 6.7% compared with $7.4 million in the same period of 2014.  Our SG&A expenses as a percentage of total revenues increased to 28.6% in the three months ended April 4, 2015, compared with 22.3% in the same period of 2014.

Selling expenses increased $0.2 million to $4.4 million, or 15.8% of total revenues, for the three months ended April 4, 2015, compared with $4.2 million, or 12.5% of total revenues, in the same period of 2014.  The increase in selling expenses was due primarily to higher ApplianceSmart store occupancy and operating expenses.

General and administrative expenses increased $0.3 million to $3.5 million for the three months ended April 4, 2015, compared with $3.2 million in the same period of 2014. The increase was due primarily to a $0.1 million increase in corporate occupancy costs and a $0.2 million increase in corporate expenses related to legal and professional fees.

Interest expense, net. Interest expense for the three months ended April 4, 2015, increased $60,000 compared with the same period of 2014. The increase was the result of interest associated with unpaid liabilities associated with our estimated sales tax accruals.

Provision for Income Taxes.  We recorded a benefit for income taxes of $0.5 million for the three months ended April 4, 2015, compared with a provision of $0.5 million in the same period of 2014. The benefit of income taxes for the three months ended April 4, 2015, is related primarily to the projected full-year taxable loss in the United States.

Noncontrolling Interest.  Noncontrolling interest represents 4301’s share of AAP’s net income (loss).  Under the AAP joint venture agreement, ARCA and 4301 each have a 50% interest in AAP.  AAP reported net loss of $570,000 for the three months ended April 4, 2015, of which $285,000 represented the loss attributable to noncontrolling interest. AAP reported net income of $274,000 for the three months ended March 29, 2014, of which $137,000 represented the income attributable to noncontrolling interest.

Liquidity and Capital Resources

Summary.  Cash and cash equivalents as of April 4, 2015, were $3.6 million compared with $3.5 million as of January 3, 2015.  Working capital, the excess of current assets over current liabilities, decreased to $6.7 million as of April 4, 2015, compared with $9.6 million as of January 3, 2015.  The decrease was primarily the result of term loan with PNC as a current liability and which was partially offset by a lower balance under our line of credit.

The following table summarizes our cash flows for the three months ended April 4, 2015, and March 29, 2014 (in millions):

	Three Months Ended
	April 4, 2015	March 29, 2014
Total cash and cash equivalents provided by (used in):
Operating activities	$1.0	$2.6
Investing activities	—	—
Financing activities	(0.8)	(1.6)
Effect of exchange rates on cash and cash equivalents	(0.1)	(0.1)
Increase in cash and cash equivalents	$0.1	$0.9

Operating Activities.  Our net cash provided by operating activities was $1.0 million for the three months ended April 4, 2015, compared with $2.6 million for the three months ended March 29, 2014.  The change in operating cash flow was primarily the result of generating $1.5 million in cash from accounts receivable compared with only $1.0 million in cash during the same period of 2014. We also generated $1.3 million in cash from the increase in accounts payable and accrued expenses. The impact of cash from accounts receivable and accounts payable was entirely offset by operating losses and the increase in income taxes receivable that resulted.

Investing Activities.  We used essentially the same amount of cash (less than $0.1 million) for investing activities for the three months ended April 4, 2015, and the three months ended March 29, 2014.

Financing Activities.  Our net cash used in financing activities was $0.8 million for the three months ended April 4, 2015, compared with $1.6 million for the three months ended March 29, 2014.  Net cash used in financing activities for the three months ended April 4, 2015, was related primarily to net payments under our line of credit and the repayment of long-term debt obligations offset by approximately $0.3 million in cash provided in AAP for loans provided by certain certain shareholders of AAP. Net cash used in financing activities for the three months ended March 29, 2014, was also related primarily to net payments under our line of credit and the repayment of long-term debt obligations.

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

We believe, based on the anticipated revenues from our recycling and appliance replacement contracts, the anticipated sales per retail store, and our anticipated gross profit, that our cash balance, anticipated funds generated from operations and our revolving line of credit will be sufficient to finance our operations, long-term debt obligations and capital expenditures through at least the next twelve months. We may need additional capital to finance our operations if our revenues are lower than anticipated, our expenses are higher than anticipated or we pursue new opportunities. If our Revolving Credit, Term Loan and Security Agreement, as amended, (“Revolving Credit Agreement”) with PNC Bank, National Association (“PNC”) is not renewed on the stated maturity date of January 24, 2016 or PNC accelerates the maturity date of our Revolving Credit Agreement, we would need to seek a replacement credit facility. We believe that we have adequate collateral to support a replacement facility if needed. Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (Common or Preferred Stock) or other financing opportunities. There can be no assurance that such additional sources of financing will be available on terms satisfactory to us or permitted by our Revolving Credit Agreement.

Outstanding Indebtedness.  On January 24, 2011, we entered into a Revolving Credit, Term Loan and Security Agreement, as amended, (“Revolving Credit Agreement”) with PNC Bank, National Association (“PNC”) that provides us with a $15.0 million revolving line of credit.  The Revolving Credit Agreement has a stated maturity date of January 24, 2016, if not renewed.  The Revolving Credit Agreement includes a lockbox agreement and a subjective acceleration clause and, as a result, we have classified the revolving line of credit as a current liability. The Revolving Credit Agreement is collateralized by a security interest in substantially all of our assets and PNC is also secured by an inventory repurchase agreement with Whirlpool Corporation for Whirlpool purchases only.  We also issued a $750,000 letter of credit in favor of Whirlpool Corporation.  The Revolving Credit

Agreement requires starting with the fiscal quarter ended March 29, 2014, and continuing at the end of each quarter thereafter, that we meet a minimum fixed charge coverage ratio of 1.1 to 1.0, measured on a trailing twelve-month basis.  The Revolving Credit Agreement limits investments we can purchase, the amount of other debt and leases we can incur, the amount of loans we can issue to our affiliates and the amount we can spend on fixed assets, along with prohibiting the payment of dividends. As of January 3, 2015, we were in compliance with all covenants under the Revolving Credit Agreement. As of April 4, 2015, we were not in compliance with all covenants under the Revolving Credit Agreement. We are working with PNC to obtain a waiver for such non-compliance.

The interest rate on the revolving line of credit is PNC Base Rate plus 1.75%, or 1-, 2- or 3-month PNC LIBOR Rate plus 2.75%.  The PNC Base Rate shall mean, for any day, a fluctuating per annum rate of interest equal to the highest of (i) the interest rate per annum announced from time to time by PNC at its prime rate, (ii) the Federal Funds Open Rate plus 0.5%, and (iii) the one-month LIBOR rate plus 1%.  As of April 4, 2015, the outstanding line of credit balance was $8.3 million with a weighted average interest rate of 3.12%, which included both PNC LIBOR Rate and PNC Base Rate loans.  As of January 3, 2015, the outstanding line of credit balance was $9.2 million with a weighted average interest rate of 3.30%, which included both PNC LIBOR Rate and PNC Base Rate loans.

The amount of borrowings available under the Revolving Credit Agreement is based on a formula using accounts receivable and inventories.  We may not have access to the full $15.0 million revolving line of credit due to the formula using accounts receivable and inventories, the amount of the letter of credit issued in favor of Whirlpool Corporation and the amount of outstanding loans between PNC and our AAP joint venture.  As of April 4, 2015, and January 3, 2015, our available borrowing capacity under the Revolving Credit Agreement was $4.8 million and $4.9 million, respectively.

On January 24, 2011, we entered into a $2.55 million Term Loan (“Term Loan”) with PNC Bank to refinance the mortgage on our California facility.  The Term Loan is payable as follows, subject to acceleration upon the occurrence of an event of default or termination of the Revolving Credit Agreement: 119 consecutive monthly principal payments of $21,000 plus interest commencing on February 1, 2011, and continuing on the first day of each month thereafter followed by a 120th payment of all unpaid principal, interest and fees on February 1, 2021. If the Revolving Credit Agreement is not renewed, a balloon payment of $1,253,750 in principal plus interest and additional fees will be due on January 24, 2016. The Term Loan is collateralized with our California facility located in Compton, California. The interest rate is PNC Base Rate plus 2.25%, or 1-, 2- or 3-month PNC LIBOR Rate plus 3.25%.  As of April 4, 2015, and January 3, 2015, the weighted average interest rate was 3.52% and 3.45%, respectively. As a result of our non-compliance with the covenants in our Revolving Credit Agreement with PNC, as of April 4, 2015, we have classified the Term Loan with PNC as a current liability.

On March 10, 2011, ARCA Advanced Processing, LLC entered into three separate commercial term loans (“AAP Term Loans”) with Susquehanna Bank, pursuant to the guidelines of the U.S. Small Business Administration 7(a) Loan Program.  The total amount of the AAP Term Loans is $4.75 million, split into three separate loans for $2.1 million, $1.4 million and $1.25 million.  The AAP Term Loans mature in ten years and bear an interest rate of Prime plus 2.75%.  As of April 4, 2015, and January 3, 2015, the interest rate was 6.00%.  Borrowings under the AAP Term Loans are secured by substantially all of the assets of AAP along with liens on the business assets and certain personal assets of the owners of 4301 Operations, LLC. We are a guarantor of the AAP Term Loans along with 4301 Operations, LLC and its owners.

In March of 2015, an entity controlled by the noncontrolling interest holders of AAP loaned AAP $325,000 through the issuance of promissory notes. The notes bear interest at an annual rate of 8%. In May of 2015, one of the March 2015 notes totaling $125,000 was repaid in full by AAP.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Impact of Inflation

Interest Rate Risk.  We do not believe there is any significant risk related to interest rate fluctuations on our long-term fixed-rate debt.  There is interest rate risk on the line of credit, PNC Term Loan and Susquehanna Bank Term Loans, since our interest rate floats.  The outstanding balance on our floating rate loans as of April 4, 2015, was approximately $13 million.  Based on average floating rate borrowings of $13.5 million, a hypothetical 100 basis point change in the applicable interest rate would have caused our interest expense to change for the three months ended April 4, 2015, by approximately $34,000.

Foreign Currency Exchange Rate Risk.  We currently generate revenues in Canada.  The reporting currency for our consolidated financial statements is U.S. dollars.  It is not possible to determine the exact impact of foreign currency exchange rate changes; however, the effect on reported revenue and net earnings can be estimated.  We estimate that the U.S. dollar against the Canadian dollar had an immaterial impact on revenues and net income for the three months ended April 4, 2015.  We do not currently hedge foreign currency fluctuations and do not intend to do so for the foreseeable future.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at April 4, 2015. Based on that evaluation, and because of the material weakness in internal control over financial reporting reported in for Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer concluded that, at April 4, 2015, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

During the first quarter of fiscal 2015, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As disclosed in our amended Annual Report on Form 10-K/A for the year ended January 3, 2015, we concluded that we did not have adequate internal controls over financial reporting as of January 3, 2015. We had a material weakness in our internal control as we did not have adequate internal controls to address the risk of not accounting for the collection and therefore the remittance of sales taxes that were due under certain programs.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

As of April 4, 2015, ARCA had borrowings totaling $1.5 million on its Term Loan with PNC Bank, National Association (“PNC”) and $8.3 million under its $15 million Revolving Credit Agreement.  The PNC loan agreements (“Loan Agreements”) require ARCA to, among other things, satisfy certain financial covenants as of the end of each fiscal quarter.  A failure to satisfy any covenant constitutes an event of default under the Loan Agreements.  As of April 4, 2015, ARCA was not in compliance with the foregoing covenants due to the loss recorded for the first quarter of 2015.  ARCA has notified PNC of its non-compliance and is working with PNC to obtain a waiver for such non-compliance. As a result of such non-compliance, ARCA has reclassified the Term Loan with PNC as a current liability until such point in time as we obtain a waiver for such non-compliance.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit Number	Description

10.1
Amended and Restated Employment Agreement dated February 9, 2015, between Mark Eisenschenk and the Company [filed as Exhibit No. 10.1 to the Company's Form 8-K dated February 9, 2015 (File No. 0-19621) and incorporated herein by reference].

10.2
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

101**
The following materials from our Quarterly Report on Form 10-Q for the three-month period ended April 4, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Cash Flows, (iv) the Notes to Consolidated Financial Statements, and (v) document and entity information.

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

Appliance Recycling Centers of America, Inc.
(Registrant)

Date:	May 26, 2015	By:	/s/ Edward R. Cameron
Edward R. Cameron
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 26, 2015	By:	/s/ Jeffery P. Ostapeic
Jeffery P. Ostapeic
Chief Financial Officer
(Principal Financial and Accounting Officer)