Form 10-Q
period 2015-07-04
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2015-08-12
CIK 862861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 4, 2015

or

 ☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 0-19621

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1454591 (I.R.S. Employer Identification No.)

175 Jackson Avenue North Suite 102, Minneapolis, Minnesota (Address of principal executive offices)	55343 (Zip Code)

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

As of August 7, 2015, there were outstanding 5,800,818 shares of the registrant’s Common Stock, without par value.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

INDEX TO FORM 10-Q

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	2

	Consolidated Balance Sheets as of July 4, 2015 (unaudited) and January 3, 2015	2

	Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months and Six Months ended July 4, 2015 and June 28, 2014	3

	Unaudited Consolidated Statements of Cash Flows for the Six Months ended July 4, 2015 and June 28, 2014	4

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 5.	Other Information	29

Item 6.	Exhibits	30

SIGNATURES		31

PART I.                 FINANCIAL INFORMATION

Item 1.Financial Statements

 APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	July 4, 2015	January 3, 2015
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$3,641	$3,523
Accounts receivable, net of allowance of $104 and $106, respectively	11,115	10,954
Inventories	15,569	16,113
Income taxes receivable	869	709
Other current assets	1,226	1,096
Deferred income tax assets	2,107	2,082
Total current assets	34,527	34,477
Property and equipment, net	11,361	11,761
Other assets	750	708
Deferred income tax assets	14	14
Total assets (a)	$46,652	$46,960
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,261	$6,380
Accrued expenses	7,890	8,133
Line of credit	9,104	9,237
Current maturities of long-term obligations	2,254	1,138
Total current liabilities	27,509	24,888
Long-term obligations, less current maturities	3,872	5,118
Other noncurrent liabilities	246	369
Deferred income tax liabilities	1,048	1,048
Total liabilities (a)	32,675	31,423
Commitments and contingencies
Shareholders’ equity:
Common Stock, no par value; 10,000 shares authorized; issued and outstanding: 5,800 shares and 5,788 shares, respectively	21,209	21,137
Accumulated deficit	(7,958)	(6,860)
Accumulated other comprehensive loss	(808)	(675)
Total shareholders’ equity	12,443	13,602
Noncontrolling interest	1,534	1,935
	13,977	15,537
Total liabilities and shareholders’ equity	$46,652	$46,960

(a) Assets of ARCA Advanced Processing, LLC (AAP), our consolidated variable interest entity, that can only be used to settle obligations of AAP were $9,201 and $9,814 as of July 4, 2015 and January 3, 2015, respectively. Liabilities of AAP for which creditors do not have recourse to the general credit of Appliance Recycling Centers of America, Inc. were $2,600 and $2,338 as of July 4, 2015 and January 3, 2015, respectively.

See Notes to Unaudited Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Revenues:
Retail	$17,494	$17,461	$34,592	$34,062
Recycling	9,366	11,161	17,189	22,845
Byproduct	3,304	4,211	5,921	9,034
Total revenues	30,164	32,833	57,702	65,941
Costs of revenues	22,287	24,707	43,957	48,754
Gross profit	7,877	8,126	13,745	17,187
Selling, general and administrative expenses	7,255	7,296	15,123	14,671
Operating income (loss)	622	830	(1,378)	2,516
Other income (expense):
Interest expense, net	(245)	(228)	(566)	(489)
Other income (expense), net	8	43	(141)	12
Income (loss) before income taxes and noncontrolling interest	385	645	(2,085)	2,039
Provision for (benefit of) income taxes	(101)	302	(586)	831
Net income (loss)	486	343	(1,499)	1,208
Net loss (income) attributable to noncontrolling interest	116	8	401	(129)
Net income (loss) attributable to controlling interest	$602	$351	$(1,098)	$1,079

Income (loss) per common share:
Basic	$0.10	$0.06	$(0.19)	$0.19
Diluted	$0.10	$0.06	$(0.19)	$0.18

Weighted average common shares outstanding:
Basic	5,801	5,581	5,798	5,579
Diluted	5,802	5,892	5,798	5,877

Net income (loss)	$486	$343	$(1,499)	$1,208
Other comprehensive income (loss), net of tax:
Effect of foreign currency translation adjustments	(15)	70	(133)	(11)
Total other comprehensive income (loss), net of tax	(15)	70	(133)	(11)
Comprehensive income (loss)	471	413	(1,632)	1,197
Comprehensive loss (income) attributable to noncontrolling interest	116	8	401	(129)
Comprehensive income (loss) attributable to controlling interest	$587	$421	$(1,231)	$1,068

See Notes to Unaudited Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended
	July 4, 2015	June 28, 2014
Operating activities:
Net income (loss)	$(1,499)	$1,208
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	648	676
Share-based compensation	48	140
Amortization of deferred gain	—	(244)
Amortization of debt issuance costs	54	53
Other	(25)	(289)
Changes in assets and liabilities:
Accounts receivable	(161)	402
Inventories	544	(691)
Other assets	(225)	(195)
Accounts payable and accrued expenses	1,517	748
Income taxes receivable/payable	(159)	270
Net cash flows provided by operating activities	742	2,078

Investing activities:
Purchases of property and equipment	(209)	(216)
Increase in restricted cash	—	500
Proceeds from sale of property and equipment	5	12
Other	(46)	—
Net cash flows provided by (used in) investing activities	(250)	296

Financing activities:
Net payments under line of credit	(133)	(1,290)
Payments on debt obligations	(486)	(515)
Proceeds from issuance of debt obligations	356	—
Proceeds from issuance of common stock	24	24
Net cash flows used in financing activities	(239)	(1,781)

Effect of changes in exchange rate on cash and cash equivalents	(135)	(7)

Increase in cash and cash equivalents	118	586
Cash and cash equivalents at beginning of period	3,523	1,948
Cash and cash equivalents at end of period	$3,641	$2,534

See Notes to Unaudited Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended
	July 4, 2015	June 28, 2014
Supplemental disclosures of cash flow information:
Cash payments for interest	$355	$390
Cash payments (receipts) for income taxes	$(403)	$910

Non-cash investing and financing activities:
Equipment acquired under capital lease and other financing obligations	$—	$725

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

The accompanying balance sheet as of January 3, 2015, which has been derived from audited consolidated financial statements and the unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and Article 8 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, normal and recurring adjustments and accruals considered necessary for a fair presentation for the periods indicated have been included.  Operating results for the three-month and six-month periods ended July 4, 2015 and June 28, 2014, are presented using 13-week and 26-week periods, respectively.  The results of operations for any interim period are not necessarily indicative of the results for the year.

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

AAP is a joint venture that was formed in October 2009 between ARCA and 4301 Operations, LLC (“4301”) to support ARCA’s agreement, as amended, with GE acting through its GE Appliances business component.  Both ARCA and 4301 have a 50% interest in AAP.  GE sells its recyclable appliances generated from twelve states in the Northeast and Mid-Atlantic regions of the United States to ARCA, which collects, processes and recycles the appliances.  The agreement requires that ARCA will only recycle, and will not sell for re-use or resale, the recyclable appliances purchased from GE.  The term of the agreement is for six years from the first date of appliance collection, which was March 31, 2010.  AAP established a regional processing center in Philadelphia, Pennsylvania, at which the recyclable appliances are processed.  AAP commenced operations in February 2010 and has the exclusive rights to service the GE agreement as a subcontractor for ARCA.  The financial position and results of operations of AAP are consolidated in our financial statements based on our conclusion that AAP is a variable interest entity due to our contribution in excess of 50% of the total equity, subordinated debt and other forms of financial support. We have a controlling financial interest in AAP, through our contractual agreement with GE, which is material to AAP, and we have provided substantial financial support to fund the operations of AAP since its inception.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

2.                                      Inventories

Inventories, consisting principally of appliances, are stated at the lower of cost, determined on a specific identification basis, or market and consist of:

	July 4, 2015	January 3, 2015
Appliances held for resale	$15,249	$15,511
Processed metals from recycled appliances held for resale	289	571
Other	31	31
	$15,569	$16,113

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

3.                                      Earnings per Share

Basic income per common share is computed based on the weighted average number of common shares outstanding.  Diluted income per common share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued.  Potentially dilutive shares of Common Stock include unexercised stock options and warrants.  Basic per share amounts are computed, generally, by dividing net income attributable to controlling interest by the weighted average number of common shares outstanding.  Diluted per share amounts assume the conversion, exercise or issuance of all potential Common Stock instruments unless their effect is anti-dilutive, thereby reducing the loss or increasing the income per common share.  In calculating diluted weighted average shares and per share amounts, we included stock options and warrants with exercise prices below average market prices, for the respective reporting periods in which they were dilutive, using the treasury stock method.  We calculated the number of additional shares by assuming the outstanding stock options were exercised and that the proceeds from such exercises were used to acquire Common Stock at the average market price during the quarter.  For the three months and the six months ended July 4, 2015, we excluded options and warrants to purchase 507 and 717 shares of common stock from the diluted weighted average share outstanding calculation as the effect of these options and warrants were anti-dilutive. For the three months and six months ended June 28, 2014, we excluded options and warrants to purchase 386 and 375 shares of common stock from the diluted weighted average shares outstanding calculation as the effect of these options were anti-dilutive.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

A reconciliation of the denominator in the basic and diluted income (loss) per share is as follows:

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Numerator:
Net income (loss) attributable to controlling interest	$602	$351	$(1,098)	$1,079

Denominator:
Weighted average shares outstanding — basic	5,801	5,581	5,798	5,579
Employee stock options	1	111	—	101
Stock warrants	—	200	—	197
Weighted average shares outstanding — diluted	5,802	5,892	5,798	5,877

Income (loss) per share:
Basic	$0.10	$0.06	$(0.19)	$0.19
Diluted	$0.10	$0.06	$(0.19)	$0.18

4.                                      Share-Based Compensation
We recognized share-based compensation expense (benefit) of $(15) and $93 for the three months ended July 4, 2015, and June 28, 2014, respectively and $48 and $140 for the six months ended July 4, 2015 and June 28, 2014, respectively. In May 2015, we granted options to purchase 30 shares of common stock at $1.98 per share, vesting in six months and a fair value of $1.66 per share.

Based on the value of options outstanding as of July 4, 2015, estimated future share-based compensation expense is as follows:

Balance of fiscal year 2015	90
Fiscal year 2016	106
Fiscal year 2017	44
$240

The estimate above does not include any expense for additional options that may be granted and vest during the remainder of 2015, 2016 and 2017.

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

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

Changes in our warranty accrual are as follows:

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Beginning Balance	$28	$30	$30	$34
Standard accrual based on units sold	13	10	19	16
Actual costs incurred	(4)	(4)	(8)	(8)
Periodic accrual adjustments	(4)	(5)	(8)	(11)
Ending Balance	$33	$31	$33	$31

6.                                      Variable Interest Entity

The financial position and results of operations of AAP are consolidated in our financial statements based on our conclusion that AAP is a variable interest entity due to our contribution in excess of 50% of the total equity, subordinated debt and other forms of financial support. We have a controlling financial interest in AAP through our contractual agreement with GE, which is material to AAP, and we have provided substantial financial support to fund the operations of AAP since its inception.  The financial position and results of operations for AAP are reported in our recycling segment.

The following table summarizes the assets and liabilities of AAP as of July 4, 2015, and January 3, 2015:

	July 4, 2015	January 3, 2015
Assets
Current assets	$633	$912
Property and equipment, net	8,426	8,775
Other assets	142	127
Total Assets	$9,201	$9,814
Liabilities
Accounts payable	$994	$923
Accrued expenses	274	199
Current maturities of long-term debt obligations	779	795
Long-term debt obligations, net of current maturities	3,795	3,737
Other liabilities (a)	289	289
Total Liabilities	$6,131	$5,943

(a)          Other liabilities represent loans between ARCA and AAP that are eliminated in consolidation.

The following table summarizes the operating results of AAP for the three months and six months ended July 4, 2015, and June 28, 2014:

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Revenues	$2,028	$2,628	$3,878	$5,452
Gross profit	297	546	303	1,436
Operating income (loss)	(166)	51	(682)	393
Net income (loss)	(230)	(17)	(800)	257

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

7.                                      Other Assets

Other assets as of July 4, 2015, and January 3, 2015, consist of the following:

	July 4, 2015	January 3, 2015
Deposits	$416	$375
Recycling contract, net	60	100
Debt issuance costs, net	120	174
Patent costs	21	21
Goodwill	38	38
Other	95	—
	$750	$708

For the three months ended July 4, 2015, and June 28, 2014, we recorded amortization expense of $20 and $20, respectively, related to our recycling contract. For the six months ended July 4, 2015, and June 28, 2014, we recorded amortization expense of $40 and $39, respectively, related to our recycling contract. For the three months ended July 4, 2015, and June 28, 2014, we recorded non-cash interest expense of $26 and $26, respectively, related to debt issuance costs. For the six months ended July 4, 2015, and June 28, 2014, we recorded non-cash interest expense of $54 and $53, respectively, related to debt issuance costs.

8.                                      Accrued Expenses

Accrued expenses as of July 4, 2015, and January 3, 2015, consist of the following:

	July 4, 2015	January 3, 2015
Sales tax estimates, including interest	$4,813	$4,837
Compensation and benefits	1,331	1,322
Accrued incentive and rebate checks	395	381
Accrued rent	252	304
Warranty expense	33	30
Accrued payables	250	306
Deferred revenue	291	276
Other	525	677
	$7,890	$8,133

9.                                      Line of Credit

We have a Revolving Credit, Term Loan and Security Agreement, as amended, (“Revolving Credit Agreement”) with PNC Bank, National Association (“PNC”) that provides us with a $15,000 revolving line of credit.  See Note 10 for further discussion regarding the Term Loan entered into with PNC.  The Revolving Credit Agreement has a stated maturity date of January 24, 2016, if not renewed.  The Revolving Credit Agreement includes a lockbox agreement and a subjective acceleration clause and as a result we have classified the revolving line of credit as a current liability.  The Revolving Credit Agreement is collateralized by a security interest in substantially all of our assets and PNC is also secured by an inventory repurchase agreement with Whirlpool Corporation for Whirlpool purchases only.  We also issued a $750 letter of credit in favor of Whirlpool Corporation.  The Revolving Credit Agreement requires starting with the fiscal quarter ending March 29, 2014, and continuing at the end of each quarter thereafter, that we meet a minimum fixed charge coverage ratio of 1.1 to 1.0, measured on a trailing twelve-month basis.  The Revolving Credit Agreement limits investments we can purchase, the amount of other debt and leases we can incur, the amount of loans we can issue to our affiliates and the amount we can spend on fixed assets, along with prohibiting the payment of dividends. As of January 3, 2015, we were in compliance with all covenants under the Revolving Credit Agreement. As of April 4, 2015 and July 4, 2015, we were not in compliance with all covenants under the Revolving Credit Agreement. We are working with PNC to obtain an Amended Credit Agreement. There is no assurance that we will obtain such an Amended Credit Agreement. If our Revolving

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

Credit Agreement is not renewed on the stated maturity date of January 24, 2016 or PNC accelerates the maturity date of our Revolving Credit Agreement, we would need to seek a replacement credit facility. We believe that we have adequate collateral to support a replacement facility if needed. However, there can be no assurance that a replacement facility will be available on terms satisfactory to us.

The interest rate on the revolving line of credit is PNC Base Rate plus 1.75%, or 1-, 2- or 3-month PNC LIBOR Rate plus 2.75%.  The PNC Base Rate shall mean, for any day, a fluctuating per annum rate of interest equal to the highest of (i) the interest rate per annum announced from time to time by PNC at its prime rate, (ii) the Federal Funds Open Rate plus 0.5%, and (iii) the one-month LIBOR rate plus 100 basis points (1%).  As of July 4, 2015, the outstanding line of credit balance was $9,104 with a weighted average interest rate of 3.07%.  As of January 3, 2015, the outstanding line of credit balance was $9,237 with a weighted average interest rate of 3.30%, which included both PNC LIBOR Rate and PNC Base Rate loans.

The amount of revolving borrowings under the Revolving Credit Agreement is based on a formula using accounts receivable and inventories.  We may not have access to the full $15,000 revolving line of credit due to the formula using accounts receivable and inventories, the amount of the letter of credit issued in favor of Whirlpool Corporation and the amount of outstanding loans between PNC and our AAP joint venture.  As of July 4, 2015, and January 3, 2015, our available borrowing capacity under the Revolving Credit Agreement was $5,070 and $4,882, respectively.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

10.                                      Borrowings

Long-term debt, capital lease and other financing obligations as of July 4, 2015, and January 3, 2015, consist of the following:

	July 4, 2015	January 3, 2015
PNC term loan	$1,403	$1,530
Susquehanna term loans	3,242	3,316
2.75% note, due in monthly installments of $3, including interest, due October 2024, collateralized by equipment	332	348
Capital leases and other financing obligations	1,149	1,062
	6,126	6,256
Less current maturities	2,254	1,138
	$3,872	$5,118

On January 24, 2011, we entered into a $2,550 Term Loan (“Term Loan”) with PNC Bank to refinance the mortgage on our California facility.  The Term Loan is payable as follows, subject to acceleration upon the occurrence of an event of default or termination of the Revolving Credit Agreement: 119 consecutive monthly principal payments of $21 plus interest commencing on February 1, 2011, and continuing on the first day of each month thereafter followed by a 120th payment of all unpaid principal, interest and fees on February 1, 2021. If the Revolving Credit Agreement is not renewed, a balloon payment of $1,254 in principal plus interest and additional fees will be due on January 24, 2016. The Term Loan is collateralized with our California facility located in Compton, California. The interest rate is PNC Base Rate plus 2.25%, or 1-, 2- or 3-month PNC LIBOR Rate plus 3.25%. As of July 4, 2015, and January 3, 2015, the weighted average interest rate was 3.44% and 3.45%, respectively, which included both PNC LIBOR Rate and PNC Base Rate loans. As a result of our non-compliance with the terms of a financial covenant within the Revolving Credit Agreement we have classified the Term Loan with PNC as a current liability as of July 4, 2015.

On March 10, 2011, AAP entered into three separate commercial term loans (“Term Loans”) with Susquehanna Bank, pursuant to the guidelines of the U.S. Small Business Administration 7(a) Loan Program.  The total amount of the Term Loans is $4,750, split into three separate loans for $2,100; $1,400; and $1,250.  The Term Loans mature in ten years and bear an interest rate of Prime plus 2.75%.  As of July 4, 2015, and January 3, 2015, the interest rate was 6.00%.  Borrowings under the Term Loans are secured by substantially all of the assets of AAP along with liens on the business assets and certain personal assets of the owners of 4301 Operations, LLC. We are a guarantor of the Term Loans along with 4301 Operations, LLC and its owners. In connection with these Term Loans, Susquehanna Bank also has a security interest in the assets of the Company. In April 2015, the Company amended these term loans so that interest only payments could be made on these Term Loans for the balance of fiscal 2015. The effect of which will defer principal reductions in fiscal 2015 by $0.3 million.

In March of 2015, an entity controlled by the noncontrolling interest holders of AAP loaned AAP $325 through the issuance of promissory notes. The notes bear interest at an annual rate of 8%. In May of 2015, one of the March 2015 notes totaling $125 was repaid in full by AAP. The remaining note totaling $200 is expected to be repaid with the revenues expected during the fourth quarter of 2015 from the disposal of refrigerants through carbon offset programs.

Capital leases and other financing obligations:  We acquire certain equipment under capital leases and other financing obligations.  The cost of the equipment was $2,667 as of July 4, 2015, and January 3, 2015.  Accumulated amortization as of July 4, 2015, and January 3, 2015, was approximately $1,609 and $1,588, respectively.  Depreciation and amortization expense is included in cost of revenues and selling, general and administrative expenses.

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
As previously disclosed, the California Board of Equalization (“BOE”) is conducting a sales and use tax examination covering the California operations of Appliance Recycling Centers of America, Inc. (the “Company”) for 2011, 2012 and 2013. The Company believed it was exempt from collecting sales taxes under service agreements with utility customers that included appliance replacement programs. During the fourth quarter of 2014, the Company received communication from the BOE indicating they are not in agreement with the Company’s interpretation of the law. As a result, the Company applied for and, as of February 9, 2015, received approval to participate in the California Board of Equalization’s Managed Audit Program. The period covered under this program includes 2011, 2012, 2013 and extends through the nine-month period ended September 30, 2014. At this time, our best estimate of the amount that will be assessed by the BOE covering all periods under audit is approximately $4.0 million ($2.4 million net of income tax benefit) in sales tax and interest related to the appliance replacement programs that we administered on behalf of our customers on which we did not assess, collect or remit sales tax. The Company has been working with outside consultants to arrive at our assessment estimate and will continue to engage the services of these sales tax experts throughout the Managed Audit Program process. The sales tax amounts that we will likely be assessed relate to transactions in the period under examination by the BOE. Such assessment, however, will be subject to protest and appeal, and would not need to be funded until the matter has been fully resolved. Resolution could take up to three years.

12.                               Income Taxes

Our overall effective tax rate, based on projected full-year taxable income, was (26.2)% and 46.8% for the three months ended July 4, 2015 and June 28, 2014, respectively. Our overall effective tax rate, based on projected full-year taxable income, was (28.1)% and 40.8% for the six months ended July 4, 2015 and June 28, 2014, respectively. The effective tax rate varies from the federal statutory rate of 34% due primarily to the impact of lower foreign tax rates, state taxes, share-based compensation and the book income (loss) of consolidated AAP attributable to noncontrolling interest.

We regularly evaluate both positive and negative evidence related to retaining a valuation allowance against our deferred tax assets.  The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. We have concluded based on the weight of negative evidence that a valuation allowance should be maintained against certain deferred tax assets that we do not expect to utilize as of July 4, 2015.

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

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

The following tables present our segment information for periods indicated:

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Revenues:
Retail	$17,713	$17,692	$34,933	$34,629
Recycling	12,451	15,141	22,769	31,312
Total revenues	$30,164	$32,833	$57,702	$65,941

Operating income (loss):
Retail	$(20)	$(43)	$(636)	$60
Recycling	820	1,024	(357)	2,767
Unallocated corporate	(178)	(151)	(385)	(311)
Total operating income (loss)	$622	$830	$(1,378)	$2,516

Cash capital expenditures:
Retail	$9	$3	$38	$3
Recycling	32	80	47	84
Corporate assets not allocable	86	77	124	129
Total cash capital expenditures	$127	$160	$209	$216

Depreciation and amortization:
Retail	$47	$40	$96	$83
Recycling	217	220	436	430
Unallocated corporate	54	82	116	163
Total depreciation and amortization	$318	$342	$648	$676

Interest expense:
Retail	$60	$60	$114	$125
Recycling	130	112	329	224
Unallocated corporate	56	56	124	140
Total interest expense	$246	$228	$567	$489

	As of
	July 4, 2015	June 28, 2014
Assets:
Retail	$17,414	$27,955
Recycling	21,387	14,614
Corporate assets not allocable	7,851	4,535
Total assets	$46,652	$47,104

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

14.    Recent Accounting Pronouncements

New Accounting Standards Not Yet Effective

Revenue from Contracts with Customers: In May 2014, the Financial Accounting Standards Board (FASB) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, “Revenue from Contracts with Customers”. The new section will replace Section 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as, to enhance disclosures related to disaggregated revenue information. Entities will have the option to apply the standard retrospectively to all prior periods presented, or to apply it retrospectively only to contracts existing at the effective date, with the cumulative effect of the standard recorded as an adjustment to beginning retained earnings. The updated guidance will be effective for us for the annual reporting period beginning with our fiscal 2018, and interim periods within that year. We will adopt the new provisions of this accounting standard at the beginning of fiscal year 2018, given that early adoption is not an option. We will further study the implications of this statement in order to evaluate the expected impact on the consolidated financial statements.

ASU 2015-02, Amendments to the Consolidation Analysis:  This standard, which will become effective January 1, 2016 for the Company, provides amended guidance on whether reporting entities should consolidate certain legal entities, including limited partnerships.  We are evaluating the impact of the standard on the consolidated financial statements.

ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs:  This standard, which will be effective January 1, 2016 for the Company, requires that debt issuance costs be presented as a direct deduction from the carrying amount of long-term debt on the balance sheet.  Presently, debt issuance costs are reported as an asset.  The new guidance aligns the presentation of debt issuance costs with debt discounts and premiums.  The standard is to be applied retrospectively to all prior periods presented.  As of July 4, 2015, we had $0.1 million of unamortized debt issuance costs.  This amount is recorded in other non-current assets on the consolidated balance sheets.

In July 2015, FASB issued ASU 2015-11, Inventory (Topic 330) Related to Simplifying the Measurement of Inventory applies to all inventory except that which is measured using last-in, first-out (LIFO) or the retail inventory method. Inventory measured using first-in, first-out (FIFO) or average cost is included in the new amendments.  Inventory within the scope of the new guidance should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method.  The amendments will take effect for public business entities for fiscal years beginning after Dec. 15, 2016, including interim periods within those fiscal years. The new guidance should be applied prospectively, and earlier application is permitted as of the beginning of an interim or annual reporting period.  We are evaluating the impact of the standard on the consolidated financial statements.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking and Cautionary Statements

This quarterly report contains statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  Any statements contained in this quarterly report that are not purely historical or relate to our future operations, performance and results, and anticipated liquidity are forward looking.  These forward-looking statements are based on information available to us on the date of this quarterly report, but are subject to risks and uncertainties, including, but not limited to, those discussed herein.  Our actual results could differ materially from those discussed in this quarterly report.

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

Overview

We operate two reportable segments: recycling and retail.  Our recycling segment includes all income generated from collecting, recycling and installing appliances for utilities and other customers and includes a significant portion of our byproduct revenue, which is primarily generated through the recycling of appliances.  Our recycling segment also includes all income generated from our agreement with General Electric (“GE”) acting through its GE Appliances business component.  GE sells recyclable appliances in certain regions of the United States to us and we collect, process and recycle the appliances.  These appliances include units manufactured by GE as well as by other manufacturers.  The agreement requires that we will only recycle, and will not sell for re-use or resale, the recyclable appliances purchased from GE.  We have established Regional Processing Centers (“RPCs”) in Philadelphia and Louisville to support our agreement with GE.  The RPC in Philadelphia is operated by ARCA Advanced Processing, LLC (“AAP”) through a joint venture agreement between ARCA and 4301 Operations, LLC (“4301”). Our retail segment is comprised of income generated from the sale of appliances through ApplianceSmart® stores and includes a small portion of our byproduct revenues from collected appliances.

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

Over the last six months, recycling-only programs experienced an increase in revenues and volumes, with the addition of programs with new utility customers. At the same time we have experienced declining revenues and volumes from certain appliance replacement programs. The primary decline in replacement revenues can be attributed to lower volume with our largest utility customer as a result of customer driven delays in the delivery of appliances under their replacement program. Recycling segment revenues have also experienced declines this quarter as a result of the decreases in the selling prices of scrap steel and other byproducts that we sell from our recycling activities.

Our retail segment is similar to many other retailers in that it is seasonal in nature.  Historically, the fourth quarter is our weakest quarter in terms of both revenues and earnings.  We believe this is primarily because the fourth quarter includes several holidays during which consumers tend to focus less on purchasing major household appliances.

We derive revenues from the sale of carbon offsets created by the destruction of ozone-depleting CFCs captured at our ARCA and AAP regional processing centers. We expect to create carbon offsets and derive revenues in the future through the California’s market, but cannot predict the amount or frequency of carbon offset sales. Carbon offset sales are dependent on market conditions, including demand and acceptable market prices. During the six months ended July 4, 2015, the combination of ARCA and AAP recognized $0.8 million in carbon offset revenues compared to $1.0 million during the same period of the prior year.

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

Reporting Period.  Operating results for the three and six months ended July 4, 2015, and June 28, 2014, are presented using 13-week and 26-week periods, respectively.  The results of operations for any interim period are not necessarily indicative of the results for the year.

Sales and Use Taxes Contingency. We operate in twenty-three states in the U.S. and in various provinces in Canada. From time to time, we are subject to sales and use tax audits that could result in additional taxes, penalties and interest owed to various taxing authorities.

As previously disclosed, the California Board of Equalization (“BOE”) is conducting a sales and use tax examination covering the California operations of Appliance Recycling Centers of America, Inc. (the “Company”) for 2011, 2012 and 2013. The Company believed it was exempt from collecting sales taxes under service agreements with utility customers that included appliance replacement programs. During the fourth quarter of 2014, the Company received communication from the BOE indicating they are not in agreement with the Company’s interpretation of the law. As a result, the Company applied for and, as of February 9, 2015, received approval to participate in the California Board of Equalization’s Managed Audit Program. The period covered under this program includes 2011, 2012, 2013 and extends through the nine-month period ended September 30, 2014. At this time, our best estimate of the amount that will be assessed by the BOE covering all periods under audit is approximately $4.0 million ($2.4 million net of income tax benefit) in sales tax and interest related to the appliance replacement programs that we administered on behalf of our customers on which we did not assess, collect or remit sales tax. The Company has been working with outside consultants to arrive at our assessment estimate and will continue to engage the services of these sales tax experts throughout the Managed Audit Program process. The sales tax amounts that we will likely be assessed relate to transactions in the period under examination by the BOE. Such assessment, however, will be subject to protest and appeal, and would not need to be funded until the matter has been fully resolved. Resolution could take up to three years.

Results of Operations

The following table sets forth our consolidated financial data as a percentage of total revenues for the three months and six months ended July 4, 2015, and June 28, 2014:

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Revenues:
Retail	58.0%	53.2%	59.9%	51.7%
Recycling	31.0%	34.0%	29.8%	34.6%
Byproduct	11.0%	12.8%	10.3%	13.7%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	73.9%	75.3%	76.2%	73.9%
Gross profit	26.1%	24.7%	23.8%	26.1%
Selling, general and administrative expenses	24.0%	22.2%	26.2%	22.2%
Operating income (loss)	2.1%	2.5%	(2.4)%	3.9%
Other income (expense):
Interest expense, net	(0.8)%	(0.7)%	(1.0)%	(0.8)%
Other income (expense), net	—%	0.2%	(0.2)%	—%
Income (loss) before income taxes and noncontrolling interest	1.3%	2.0%	(3.6)%	3.1%
Provision for (benefit from) income taxes	(0.3)%	0.9%	(1.0)%	1.3%
Net income (loss)	1.6%	1.1%	(2.6)%	1.8%
Net loss (income) attributable to noncontrolling interest	0.4%	—%	0.7%	(0.2)%
Net income (loss) attributable to controlling interest	2.0%	1.1%	(1.9)%	1.6%

For the Three Months Ended July 4, 2015, and June 28, 2014

The following table sets forth the key results of operations by segment for the three months ended July 4, 2015, and June 28, 2014 (dollars in millions):

	Three Months Ended
	July 4, 2015	June 28, 2014	% Change
Revenues:
Retail	$17.7	$17.7	0.1%
Recycling	12.5	$15.1	(17.8)%
Total revenues	$30.2	$32.8	(8.1)%

Operating income:
Retail	$—	$—	53.5%
Recycling	0.8	1.0	(19.9)%
Unallocated corporate costs	(0.2)	(0.2)	(17.9)%
Total operating income	$0.6	$0.8	(25.1)%

Our total revenues of $30.2 million for the three months ended July 4, 2015, decreased $(2.6) million or (8.1)% from $32.8 million for the same period of 2014. The change in segment revenues was attributed primarily to the following factors:

Retail Segment:

•	Revenues were comparable with the same period of 2014.

Recycling Segment:

•	Revenues were down $2.6 million compared with the same period of 2014.

•	Appliance replacement program revenues decreased by $1.4 million compared with the same period of 2014.

•	Recycling only program revenues decreased by $0.3 million compared with the same period of 2014.

•	Byproduct revenues generated from the sale of raw materials and carbon offsets decreased $0.9 million compared with the same period of 2014.

Recycling segment revenues and retail segment revenues each include a portion of byproduct revenues.  For the three months ended July 4, 2015, and June 28, 2014, the recycling segment accounted for approximately 93.4% and 94.0%, respectively of the byproduct revenues.

Retail segment revenues accounted for 59.2% of total revenues in the three months ended July 4, 2015, compared with 53.9% in the same period of 2014. The decrease in appliance replacement program and recycling byproduct revenues impacted the overall mix of revenues between the retail and recycling segments for the three months ended July 4, 2015, compared with same period of 2014. Future revenues and related earnings from energy efficiency programs, if any, are uncertain and may fluctuate significantly from year to year. Factors impacting future energy efficiency program revenues and earnings include the type and scope of energy efficiency programs approved by regulatory agencies, competitive bidding, contract changes, non-renewals and early cancellations.

Our total operating income of $0.6 million for the three months ended July 4, 2015, declined $0.2 million compared with operating income of $0.8 million in the same period of 2014.  The change in segment operating income was attributed primarily to the following factors:

Retail Segment:

•	Operating income was comparable with the same period of 2014.

Recycling Segment:

•
Operating income was down $0.2 million compared with the same period of the prior year and is attributed primarily to a decline in gross profit generated by AAP and declines in byproduct revenues that resulted from the significant decline in commodity prices.

Revenues.  Revenues for the three months ended July 4, 2015, and June 28, 2014, were as follows (dollars in millions):

	Three Months Ended
	July 4, 2015	June 28, 2014	% Change
Retail	$17.5	$17.5	0.2%
Recycling	9.4	11.2	(16.1)%
Byproduct	3.3	4.2	(21.5)%
	$30.2	$32.9	(8.1)%

Retail Revenues.  Our retail revenues of $17.5 million for the three months ended July 4, 2015, was comparable with the same period of 2014.  We are continuing to evaluate underperforming stores and stores with expiring leases and are considering a range of outcomes from right-sizing the showroom space to closure.

Recycling Revenues.  Our recycling revenues of $9.4 million for the three months ended July 4, 2015, decreased $1.8 million, or 16%, from $11.2 million in the same period of 2014.  Recycling revenues are comprised of two components: (1) appliance recycling revenues generated by collecting and recycling appliances for utilities and other sponsors of energy efficiency programs and (2) replacement program revenues generated by recycling and replacing old appliances with new energy efficient models for programs sponsored by utility companies.  Appliance recycling revenues decreased to $2.6 million for the three months ended July 4, 2015, compared with $3.0 million in the same period of 2014, due primarily to lower volumes under certain contracts offset by the gain of certain contracts that were not operating during the same three-month period of 2014.  The number of units driving our appliance recycling revenues decreased 15.8% compared with the same period of 2014.  Appliance replacement program revenues decreased 16.6% to $6.8 million in the three months ended July 4, 2015, compared with $8.2 million in the same period of 2014, due primarily to lower volume of deliveries for our largest program. We started to see appliance replacement delivery levels under this program improve in May 2015. Future revenues from energy efficiency programs, if any, are uncertain and may fluctuate significantly from period to period.

Byproduct Revenues.  Our byproduct revenues of $3.3 million for the three months ended July 4, 2015, decreased $0.9 million compared with the same period of 2014.  Byproduct revenues include all of the revenues generated by AAP.  AAP revenues of $2.0 million decreased $0.6 million compared with the same period of 2014, due primarily to a decline in the revenues generated from sale of nonferrous scrap metal byproducts of $0.8 million compared with the same period of 2014. AAP also experienced a $0.2 million higher sales of refrigerants in the second quarter of fiscal 2015 as compared with the same period in fiscal 2014. ARCA experienced a decrease in revenues from byproduct of $0.7 milllion, due primarily to lower average byproduct price per unit in certain markets, offset by $0.5 million higher sales of refrigerants in the second quarter of fiscal 2015 as compared with the same period of fiscal 2014.

Total Gross Profit.  Our gross profit of $7.9 million for the three months ended July 4, 2015, decreased $0.2 million or 3.1% compared with $8.1 million in the same period of 2014.  Gross profit as a percentage of total revenues increased to 26.1% for the three months ended July 4, 2015, compared with 24.7% in the same period of 2014. Our gross profit as a percentage of total revenues for future periods can be affected favorably or unfavorably by numerous factors, including:

1.	The mix of retail products we sell.

2.	The prices at which we purchase product from the major appliance manufacturers and retailers that supply product to us.

3.	The prices at which we can purchase recyclable appliances for processing at our RPCs.

4.	The volume of appliances we receive through our utility company energy efficiency programs.

5.	The volume and price of commodity/byproduct materials we sell.

6.	The volume and price of carbon offset sales created by the destruction of ozone-depleting refrigerants.

Retail Segment Gross Profit. Retail gross profit decreased by $0.1 million to $4.7 million compared with $4.8 million in the same period of 2014. The decline was primarily the result of sales mix and margin compression on certain products. Gross profit as a percentage of related revenues decreased to 26.4% for the three months ended July 4, 2015, compared with 27.0% in the same period of 2014.

Recycling Segment Gross Profit. Recycling gross profit of $3.2 million for the three months ended July 4, 2015 decreased $0.1 million compared with the same period of 2014. AAP and ARCA also experienced declines in gross profit as a result of lower selling prices of scrap metals offset by the the timing of carbon offset revenues recorded in the quarter ended July 4, 2015. Gross profit as a percentage of related revenues increased to 25.7% for the three months ended July 4, 2015, compared with 22.4% in the same period of 2014.

Selling, General and Administrative Expenses.  Our selling, general and administrative (“SG&A”) expenses of $7.3 million for the three months ended July 4, 2015, was comparable with the same period of 2014.  Our SG&A expenses as a percentage of total revenues increased to 24.0% in the three months ended July 4, 2015, compared with 22.2% in the same period of 2014.

Selling expenses of $4.1 million was comparable with the same period of 2014.

General and administrative expenses increased $0.1 million to $3.2 million for the three months ended July 4, 2015, compared with $3.1 million in the same period of 2014. The increase was due primarily to a $0.1 million increase in corporate expenses related to legal and professional fees.

Interest expense, net. Interest expense for the three months ended July 4, 2015, increased $17,000 compared with the same period of 2014. The increase was the result of interest associated with unpaid liabilities associated with our estimated sales tax accruals.

Provision for (benefit from) Income Taxes.  We recorded a benefit for income taxes of $0.1 million for the three months ended July 4, 2015, compared with a provision of $0.3 million in the same period of 2014. The benefit of income taxes for the three months ended July 4, 2015, is related primarily to the projected full-year taxable loss in the United States.

Noncontrolling Interest.  Noncontrolling interest represents 4301’s share of AAP’s net income (loss).  Under the AAP joint venture agreement, ARCA and 4301 each have a 50% interest in AAP.  AAP reported net loss of $230,000 for the three months ended July 4, 2015, of which $116,000 represented the loss attributable to noncontrolling interest. AAP reported net loss of $17,000 for the three months ended June 28, 2014, of which $8,000 represented the loss attributable to noncontrolling interest.

For the Six Months Ended July 4, 2015, and June 28, 2014

The following table sets forth the key results of operations by segment for the six months ended July 4, 2015, and June 28, 2014 (dollars in millions):

	Six Months Ended
	July 4, 2015	June 28, 2014	% Change
Revenues:
Retail	$34.9	$34.6	0.9%
Recycling	22.8	$31.3	(27.3)%
Total revenues	$57.7	$65.9	(12.5)%

Operating income (loss):
Retail	$(0.6)	$0.1	(915.4)%
Recycling	(0.4)	2.7	(113.0)%
Unallocated corporate costs	(0.4)	(0.3)	(23.8)%
Total operating income (loss)	$(1.4)	$2.5	(154.8)%

Our total revenues of $57.7 million for the six months ended July 4, 2015, decreased $(8.2) million or (12.5)% from $65.9 million for the same period of 2014. The change in segment revenues was attributed primarily to the following factors:

Retail Segment:

•	Revenues were up $0.3 million compared with the same period of 2014. The increase was attributed primarily to higher same-store sales in certain markets and successful holiday weekend sales events.

Recycling Segment:

•	Revenues were down $8.5 million compared with the same period of 2014.

•	Appliance replacement program revenues decreased by $5.8 million compared with the same period of 2014.

•	Recycling only program revenues increased by $0.1 million compared with the same period of 2014.

•	Byproduct revenues generated from the sale of raw materials and carbon offsets decreased $2.8 million compared with the same period of 2014.

Recycling segment revenues and retail segment revenues each include a portion of byproduct revenues.  For the six months ended July 4, 2015, and June 28, 2014, the recycling segment accounted for approximately 99.0% and 93.4%, respectively of the byproduct revenues.

Retail segment revenues accounted for 60.8% of total revenues in the six months ended July 4, 2015, compared with 52.5% in the same period of 2014. The decrease in energy efficiency program and recycling byproduct revenues impacted the overall mix of revenues between the retail and recycling segments for the six months ended July 4, 2015, compared with same period of 2014. Future revenues and related earnings from our utility customer energy efficiency programs, if any, are uncertain and may fluctuate significantly from year to year. Factors impacting future energy efficiency program revenues and earnings include the type and scope of energy efficiency programs approved by regulatory agencies, competitive bidding, contract changes, non-renewals and early cancellations.

Our total operating loss of $(1.4) million for the six months ended July 4, 2015, declined $3.9 million compared with operating income of $2.5 million in the same period of 2014.  The change in segment operating income was attributed primarily to the following factors:

Retail Segment:

•	Operating income was down $0.7 million as compared with the same period of 2014.

•	Gross profit declined by $0.6 million compared to the same period of the prior year due primarily to the margin compression on certain products and lower discounts from vendor support programs.

•	Store operating expenses increased by $0.1 million compared to the same period of 2014.

Recycling Segment:

•
Operating income was down $3.1 million compared with the same period of the prior year and is attributed primarily to a decline in gross profit generated by AAP, declines in byproduct revenues that resulted from the significant decline in scrap prices and customer driven delays in deliveries under our largest replacement program during the first quarter of 2015.

Revenues.  Revenues for the six months ended July 4, 2015, and June 28, 2014, were as follows (dollars in millions):

	Six Months Ended
	July 4, 2015	June 28, 2014	% Change
Retail	$34.6	$34.1	1.6%
Recycling	17.2	22.8	(24.8)%
Byproduct	5.9	9.0	(34.5)%
	$57.7	$65.9	(12.5)%

Retail Revenues.  Our retail revenues of $34.6 million for the six months ended July 4, 2015, increased $0.5 million, or 1.6%, from $34.1 million for the same period of 2014.  The increase in retail revenues was due primarily to an increase in same-store sales resulting from successful holiday weekend sales events. We are continuing to evaluate underperforming stores and stores with expiring leases and are considering a range of outcomes from right-sizing the showroom space to closure.

Recycling Revenues.  Our recycling revenues of $17.2 million for the six months ended July 4, 2015, decreased $(5.7) million, or (24.8)%, from $22.8 million in the same period of 2014.  Recycling revenues are comprised of two components of energy efficiency programs: (1) appliance recycling revenues generated by collecting and recycling appliances for utilities and other sponsors of energy efficiency programs and (2) replacement program revenues generated by recycling and replacing old appliances with new energy efficient models for programs sponsored by utility companies.  Appliance recycling revenues increased to $5.0 million for the six months ended July 4, 2015, compared with $4.9 million in the same period of 2014, due primarily to higher volumes under certain contracts and the gain of certain contracts that were not operating during the same six-month period of 2014.  The number of units driving our appliance recycling revenues decreased 10.2% compared with the same period of 2014.  Appliance replacement program revenues decreased to $12.2 million in the six months ended July 4, 2015, compared with $17.9 million in the same period of 2014, due primarily to customer driven delays in deliveries for our largest program in the first quarter of fiscal 2015. We started to see appliance replacement delivery levels under this program improve in May 2015. Future revenues from appliance energy efficiency programs, if any, are uncertain and may fluctuate significantly from period to period.

Byproduct Revenues.  Our byproduct revenues of $5.9 million for the six months ended July 4, 2015, decreased $3.1 compared with the same period of 2014.  Byproduct revenues include all of the revenues generated by AAP.  AAP revenues of $3.8 million decreased $1.6 million compared with the same period of 2014, due primarily to a decline in the revenues generated from sale of nonferrous scrap metal byproducts compared with the same period of 2014. ARCA experienced a decrease in byproduct revenues due primarily to lower average byproduct price per unit in certain markets and $0.3 million lower sales of refrigerants as compared with the same period of fiscal 2014.

Total Gross Profit.  Our gross profit of $13.7 million for the six months ended July 4, 2015, decreased $3.4 million or 20.0% compared with $17.2 million in the same period of 2014.  Gross profit as a percentage of total revenues decreased to 23.8% for the six months ended July 4, 2015, compared with 26.1% in the same period of 2014. Our gross profit as a percentage of total revenues for future periods can be affected favorably or unfavorably by numerous factors, including:

1.	The mix of retail products we sell.

2.	The prices at which we purchase product from the major appliance manufacturers and retailers that supply product to us.

3.	The prices at which we can purchase recyclable appliances for processing at our RPCs.

4.	The volume of appliances we receive through our recycling and utility company energy efficiency programs.

5.	The volume and price of commodity/byproduct materials.

6.	The volume and price of carbon offset sales created by the destruction of ozone-depleting refrigerants.

Retail Segment Gross Profit. Retail gross profit decreased by $0.5 million to $9.1 million compared with $9.6 million in same period of 2014. The decline was primarily the result of discounting of merchandise for holiday weekend sales events, sales mix and margin compression on certain products. Gross profit as a percentage of related revenues decreased to 26.1% for the six months ended July 4, 2015, compared with 27.9% in the same period of 2014. In August 2015, we completed the move of our St. Louis Park, Minnesota store to Hopkins, Minnesota and expect an annual reduction of store occupancy costs of approximately $0.2 million.

Recycling Segment Gross Profit. Recycling gross profit of $4.6 million for the six months ended July 4, 2015 decreased $2.9 million compared with the same period of 2014. Gross profit at AAP declined by $1.1 million as a result of reduced revenue from the sale of a byproduct including the decline in steel and non ferrous metal prices and the timing of carbon offset revenues. ARCA experienced $1.3 million decline in gross profit as a result of lower selling prices of scrap metals, lower gross profits of $0.2 million due to declines in the number of deliveries under certain programs and a $0.3 million decline from lower amounts from the sale of carbon offset revenues.

Selling, General and Administrative Expenses.  Our selling, general and administrative (“SG&A”) expenses of $15.1 million for the six months ended July 4, 2015, increased $0.5 million or 3.1% compared with $14.7 million in the same period of 2014.  Our SG&A expenses as a percentage of total revenues increased to 26.2% in the six months ended July 4, 2015, compared with 22.2% in the same period of 2014.

Selling expenses increased $0.1 million to $8.5 million, or 14.8% of total revenues, for the six months ended July 4, 2015, compared with $8.4 million, or 12.7% of total revenues, in the same period of 2014.  The increase in selling expenses was due primarily to higher ApplianceSmart store occupancy and operating expenses.

General and administrative expenses increased $0.3 million to $6.6 million for the six months ended July 4, 2015, compared with $6.3 million in the same period of 2014. The increase was due primarily to a $0.1 million increase in corporate occupancy costs and a $0.2 million increase in corporate expenses related to legal and professional fees. In July 2015, we completed our corporate headquarters move and expect an annual reduction of corporate occupancy costs of approximately $0.2 million.

Interest expense, net. Interest expense for the six months ended July 4, 2015, increased $77,000 compared with the same period of 2014. The increase was the result of interest associated with unpaid liabilities associated with our estimated sales tax accruals.

Provision for (benefit from) Income Taxes.  We recorded a benefit for income taxes of $0.6 million for the six months ended July 4, 2015, compared with a provision of $0.8 million in the same period of 2014. The benefit of income taxes for the six months ended July 4, 2015, is related primarily to the projected full-year taxable loss in the United States.

Noncontrolling Interest.  Noncontrolling interest represents 4301’s share of AAP’s net income (loss).  Under the AAP joint venture agreement, ARCA and 4301 each have a 50% interest in AAP.  AAP reported net loss of $0.8 million for the six months ended July 4, 2015, of which $0.4 million represented the loss attributable to noncontrolling interest. AAP reported net income of $257,000 for the six months ended June 28, 2014, of which $129,000 represented the income attributable to noncontrolling interest.

Liquidity and Capital Resources

Summary.  Cash and cash equivalents as of July 4, 2015, were $3.6 million compared with $3.5 million as of January 3, 2015.  Working capital, the excess of current assets over current liabilities, decreased to $7.0 million as of July 4, 2015, compared with $9.6 million as of January 3, 2015.  The decrease was primarily the result of the classification of the term loan with PNC as a current liability, which was partially offset by a lower balance under our line of credit.

The following table summarizes our cash flows for the six months ended July 4, 2015, and June 28, 2014 (in millions):

	Six Months Ended
	July 4, 2015	June 28, 2014
Total cash and cash equivalents provided by (used in):
Operating activities	$0.7	$2.1
Investing activities	(0.3)	0.3
Financing activities	(0.2)	(1.8)
Effect of exchange rates on cash and cash equivalents	(0.1)	—
Increase in cash and cash equivalents	$0.1	$0.6

Operating Activities.  Our net cash provided by operating activities was $0.7 million for the six months ended July 4, 2015, compared with $2.1 million for the six months ended June 28, 2014.  The lower amount of cash generated from operating activities was primarily the result of $2.7 million lower income in 2015 as compared to 2014. In 2015, offsetting the losses to date we generated $2.0 million in cash from operations through the increase in accounts payable and accrued expenses and a decrease in inventory.

Investing Activities.  We used approximately $0.3 million of cash and had a source of cash of $0.3 for investing activities for the six months ended July 4, 2015, and the six months ended June 28, 2014, respectively. The use of cash for the purchase of equipment was $0.2 million in both six months ended July 4, 2015, and the six months ended June 28, 2014. In the six months ended June 28, 2014, we also had a source of cash from investing activities that resulted from a release of cash reserves that were held by our bankcard processor. On July 20, 2015, we received notification from our bankcard processor that they will require a restricted cash reserve of $0.5 million that we expect to fund in the third quarter of fiscal 2015.

Financing Activities.  Our net cash used in financing activities was $0.2 million for the six months ended July 4, 2015, compared with $1.8 million for the six months ended June 28, 2014.  Net cash used in financing activities for the six months ended July 4, 2015, was related primarily to net payments under our line of credit and the repayment of long-term debt obligations offset by approximately $0.4 million in cash provided in AAP for loans provided by certain certain shareholders of AAP. Net cash used in financing activities for the six months ended June 28, 2014, was also related primarily to net payments under our line of credit and the repayment of long-term debt obligations.

Sources of Liquidity.  Our principal sources of liquidity are cash from operations and borrowings under our revolving line of credit. Our principal liquidity requirements consist of long-term debt obligations, capital expenditures and working capital. Our total capital requirements for the next twelve months will depend upon, among other things, the number and size of ApplianceSmart stores operating during the period, the volumes generated from recycling and appliance replacement contracts during the period and our needs related to AAP.  Currently, we have eighteen ApplianceSmart stores and twelve recycling centers, including AAP, in operation. Approximately $2.2 million of our cash at the end of the July 4, 2015 is held in Canadian banks and we expect that we will use approximately $0.6 million of this to settle certain accrued expenses in the third quarter of 2015.

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

Outstanding Indebtedness.  On January 24, 2011, we entered into a Revolving Credit, Term Loan and Security Agreement, as amended, (“Revolving Credit Agreement”) with PNC Bank, National Association (“PNC”) that provides us with a $15.0 million revolving line of credit.  The Revolving Credit Agreement has a stated maturity date of January 24, 2016, if not renewed.  The Revolving Credit Agreement includes a lockbox agreement and a subjective acceleration clause and, as a result, we have classified the revolving line of credit as a current liability. The Revolving Credit Agreement is collateralized by a security interest in substantially all of our assets and PNC is also secured by an inventory repurchase agreement with Whirlpool Corporation for Whirlpool purchases only.  We also issued a $750,000 letter of credit in favor of Whirlpool Corporation.  The Revolving Credit Agreement requires starting with the fiscal quarter ended March 29, 2014, and continuing at the end of each quarter thereafter, that we meet a minimum fixed charge coverage ratio of 1.1 to 1.0, measured on a trailing twelve-month basis.  The Revolving Credit Agreement limits investments we can purchase, the amount of other debt and leases we can incur, the amount of loans we can issue to our affiliates and the amount we can spend on fixed assets, along with prohibiting the payment of dividends. As of January 3, 2015, we were in compliance with all covenants under the Revolving Credit Agreement. As of April 4, 2015 and July 4, 2015, we were not in compliance with all covenants under the Revolving Credit Agreement. We are working with PNC to obtain an Amended Credit Agreement. There is no assurance that we will obtain such an Amended Credit Agreement.

The interest rate on the revolving line of credit is PNC Base Rate plus 1.75%, or 1-, 2- or 3-month PNC LIBOR Rate plus 2.75%.  The PNC Base Rate shall mean, for any day, a fluctuating per annum rate of interest equal to the highest of (i) the interest rate per annum announced from time to time by PNC at its prime rate, (ii) the Federal Funds Open Rate plus 0.5%, and (iii) the one-month LIBOR rate plus 1%.  As of July 4, 2015, the outstanding line of credit balance was $9.1 million with a weighted average interest rate of 3.07%, which included both PNC LIBOR Rate and PNC Base Rate loans.  As of January 3, 2015, the outstanding line of credit balance was $9.2 million with a weighted average interest rate of 3.30%, which included both PNC LIBOR Rate and PNC Base Rate loans.

The amount of borrowings available under the Revolving Credit Agreement is based on a formula using accounts receivable and inventories.  We may not have access to the full $15.0 million revolving line of credit due to the formula using accounts receivable and inventories, the amount of the letter of credit issued in favor of Whirlpool Corporation and the amount of outstanding loans between PNC and our AAP joint venture.  As of July 4, 2015, and January 3, 2015, our available borrowing capacity under the Revolving Credit Agreement was $5.1 million and $4.9 million, respectively.

On January 24, 2011, we entered into a $2.55 million Term Loan (“Term Loan”) with PNC Bank to refinance the mortgage on our California facility.  The Term Loan is payable as follows, subject to acceleration upon the occurrence of an event of default or termination of the Revolving Credit Agreement: 119 consecutive monthly principal payments of $21,000 plus interest commencing on February 1, 2011, and continuing on the first day of each month thereafter followed by a 120th payment of all unpaid principal, interest and fees on February 1, 2021. If the Revolving Credit Agreement is not renewed, a balloon payment of $1,253,750 in principal plus interest and additional fees will be due on January 24, 2016. The Term Loan is collateralized with our California facility located in Compton, California. The interest rate is PNC Base Rate plus 2.25%, or 1-, 2- or 3-month PNC LIBOR Rate plus 3.25%.  As of July 4, 2015, and January 3, 2015, the weighted average interest rate was 3.44% and 3.45%, respectively. As a result of our non-compliance with the covenants in our Revolving Credit Agreement with PNC, as of July 4, 2015, we have classified the Term Loan with PNC as a current liability.

On March 10, 2011, ARCA Advanced Processing, LLC entered into three separate commercial term loans (“AAP Term Loans”) with Susquehanna Bank, pursuant to the guidelines of the U.S. Small Business Administration 7(a) Loan Program.  The total amount of the AAP Term Loans is $4.75 million, split into three separate loans for $2.1 million, $1.4 million and $1.25 million.  The AAP Term Loans mature in ten years and bear an interest rate of Prime plus 2.75%.  As of July 4, 2015, and January 3, 2015, the interest rate was 6.00%.  Borrowings under the AAP Term Loans are secured by substantially all of the assets of AAP along with liens on the business assets and certain personal assets of the owners of 4301 Operations, LLC. We are a guarantor of the AAP Term Loans along with 4301 Operations, LLC and its owners.

In March 2015, an entity controlled by the noncontrolling interest holders of AAP loaned AAP $325,000 through the issuance of promissory notes. The notes bear interest at an annual rate of 8%. In May 2015, one of the March 2015 notes totaling $125,000 was repaid in full by AAP. The remaining note totaling $200,000 is expected to be repaid with the revenues expected during the fourth quarter of 2015 from the disposal of refrigerants through carbon offset programs.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Impact of Inflation

Interest Rate Risk.  We do not believe there is any significant risk related to interest rate fluctuations on our long-term fixed-rate debt.  There is interest rate risk on the line of credit, PNC Term Loan and Susquehanna Bank Term Loans, since our interest rate floats.  The outstanding balance on our floating rate loans as of July 4, 2015, was approximately $13.8 million.  Based on average floating rate borrowings of $13.9 million, a hypothetical 100 basis point change in the applicable interest rate would have caused our interest expense to change for the three and six months ended July 4, 2015, by approximately $35,000 and $70,000, respectively.

Foreign Currency Exchange Rate Risk.  We currently generate revenues in Canada.  The reporting currency for our consolidated financial statements is U.S. dollars.  It is not possible to determine the exact impact of foreign currency exchange rate changes; however, the effect on reported revenue and net earnings can be estimated.  We estimate that the U.S. dollar against the Canadian dollar had an immaterial impact on revenues and net income for the three and six months ended July 4, 2015.  We do not currently hedge foreign currency fluctuations and do not intend to do so for the foreseeable future.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at July 4, 2015. Based on that evaluation, and because of the material weakness in internal control over financial reporting reported in our Annual Report on Form 10-K/A, our Chief Executive Officer and Chief Financial Officer concluded that, at July 4, 2015, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

During the second quarter of fiscal 2015, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As disclosed in our amended Annual Report on Form 10-K/A for the year ended January 3, 2015, we concluded that we did not have adequate internal controls over financial reporting as of January 3, 2015. We had a material weakness in our internal control as we did not have adequate internal controls to address the risk of not accounting for the collection and therefore the remittance of sales taxes that were due under certain programs.

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

PART II.        Other Information

Item 1.    Legal Proceedings

On March 6, 2015, a complaint was filed in United States District Court for the Central District of California by Jason Feola, individually and as a representative of a class consisting of purchasers of the Company’s common stock between March 15, 2012 and February 11, 2015, against Appliance Recycling Centers of America, Inc. and certain current and former officers of the Company.  Mr. Feola, pursuant to terms of his retainer agreement with The Rosen Law Firm, certified that he purchased 240 shares of the Company’s common stock for $984 in total consideration. In May 2015, the Company and the individual defendants were served the complaint. In July 2015, the Company and the individual defendants received an amended complaint. The complaint alleges that misstatements and omissions occurred in press releases and filings by the Company with the Securities and Exchange Commission and that these misstatements or omissions constitute violations of Section 20 (a) and Section 10(b) of, and Rule 10b-5 under, the Securities Exchange Act of 1934.  This matter has been submitted to our insurance carrier and we intend to contest vigorously the claims made in the complaint.
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

In 2007, we entered into an agreement with AMTIM Capital, Inc. (“AMTIM”) to act as our representative to market our recycling services in Canada under an arrangement that pays AMTIM for revenues generated by recycling services in Canada as set forth in the agreement between the parties.  A dispute has arisen between AMTIM and us with respect to the calculation of amounts due to AMTIM pursuant to the agreement.  AMTIM claims a discrepancy in the calculation of fees due to AMTIM by us of more than $600,000 as of mid-2010.  We commenced an action in the U.S. District Court for a determination of the parties’ rights under the agreement.  AMTIM started its own action in Ontario, Canada, against us for amounts it claims are due pursuant to the agreement.  We moved the Canadian court for a stay of that action pending the U.S. action.  AMTIM requested the U.S. District Court to stay the U.S. action pending resolution of the Canadian court action.  AMTIM’s motion was denied by the U.S. District Court and as a result, we obtained a default judgment against AMTIM approving the manner in which we have historically calculated fees due to AMTIM.  Shortly thereafter, the Canadian court dismissed our motion to stay the Canadian action.  We thereafter sought dismissal of the Canadian action for lack of jurisdiction of the Canadian courts.  That motion was denied by the Canadian court.  We appealed that denial and the Canadian appellate court upheld the denial indicating that the Company’s position may support a dismissal ruling on other grounds.  We moved for dismissal on such other grounds and the Canadian lower court denied that motion.  The Company, thereafter, appealed that decision to the Ontario appellate court.  The appellate court denied the Company’s appeal, allowing the case to go forward to trial.  The Company thereafter  petitioned the Supreme Court of Canada for review of the lower appellate court’s decision which petition was denied.  The case will now proceed to trial in the Canadian Courts.  Although the outcome is uncertain, we believe the possibility of a material loss is remote.

We are party from time to time to other ordinary course disputes that we do not believe to be material.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

As of July 4, 2015, ARCA had borrowings totaling $1.4 million on its Term Loan with PNC Bank, National Association (“PNC”) and $9.1 million under its $15 million Revolving Credit Agreement.  The PNC loan agreements (“Loan Agreements”) require ARCA to, among other things, satisfy certain financial covenants as of the end of each fiscal quarter.  A failure to satisfy any covenant constitutes an event of default under the Loan Agreements.  As of both April 4, 2015 and July 4, 2015, ARCA was not in compliance with the foregoing covenants due to the loss recorded for the first six months of 2015.  ARCA has notified PNC of its non-compliance. We are working with PNC to obtain an Amended Credit Agreement. As a result of such non-compliance, ARCA has reclassified the Term Loan with PNC as a current liability until such point in time as we obtain a waiver for such non-compliance or enter into an Amended Credit Facility to replace the current facility that is set to mature January 24, 2016.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit Number	Description
10.1
Form of Indemnification Agreement between the Company and each of its executive officers and directors [filed as Exhibit 10.1 to the Company's Form 8-K dated May 18, 2015 (File No. 0-19621) and incorporated herein by reference]

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

101**
The following materials from our Quarterly Report on Form 10-Q for the three-month and six month periods ended July 4, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Cash Flows, (iv) the Notes to Consolidated Financial Statements, and (v) document and entity information.

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

Appliance Recycling Centers of America, Inc.
(Registrant)

Date:	August 12, 2015	By:	/s/ Edward R. Cameron
Edward R. Cameron
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 12, 2015	By:	/s/ Jeffery P. Ostapeic
Jeffery P. Ostapeic
Chief Financial Officer
(Principal Financial and Accounting Officer)