Form 10-Q
period 2015-10-03
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2015-11-19
CIK 862861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 3, 2015

or

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

As of November 9, 2015, there were outstanding 5,900,818 shares of the registrant’s Common Stock, without par value.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

INDEX TO FORM 10-Q

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	2

	Consolidated Balance Sheets as of October 3, 2015 (unaudited) and January 3, 2015	2

	Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months and Nine Months ended October 3, 2015 and September 27, 2014	3

	Unaudited Consolidated Statements of Cash Flows for the Nine Months ended October 3, 2015 and September 27, 2014	4

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	31

Item 5.	Other Information	31

Item 6.	Exhibits	32

SIGNATURES		33

PART I.                 FINANCIAL INFORMATION

Item 1.Financial Statements

 APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	October 3, 2015	January 3, 2015
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$3,364	$3,523
Accounts receivable, net of allowance of $65 and $106, respectively	11,773	10,954
Inventories	16,278	16,113
Income taxes receivable	1,405	709
Other current assets	905	1,096
Deferred income tax assets	1,889	2,082
Total current assets	35,614	34,477
Property and equipment, net	11,125	11,761
Restricted cash	500	—
Other assets	708	708
Deferred income tax assets	3	14
Total assets (a)	$47,950	$46,960
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,670	$6,380
Accrued expenses	7,561	8,133
Line of credit	12,407	9,237
Current maturities of long-term obligations	2,363	1,138
Total current liabilities	30,001	24,888
Long-term obligations, less current maturities	3,649	5,118
Other noncurrent liabilities	270	369
Deferred income tax liabilities	1,048	1,048
Total liabilities (a)	34,968	31,423
Commitments and contingencies
Shareholders’ equity:
Common Stock, no par value; 10,000 shares authorized; issued and outstanding: 5,900 shares and 5,788 shares, respectively	21,426	21,137
Accumulated deficit	(8,731)	(6,860)
Accumulated other comprehensive loss	(874)	(675)
Total shareholders’ equity	11,821	13,602
Noncontrolling interest	1,161	1,935
	12,982	15,537
Total liabilities and shareholders’ equity	$47,950	$46,960

(a) Assets of ARCA Advanced Processing, LLC (AAP), our consolidated variable interest entity, that can only be used to settle obligations of AAP were $9,027 and $9,814 as of October 3, 2015 and January 3, 2015, respectively. Liabilities of AAP for which creditors do not have recourse to the general credit of Appliance Recycling Centers of America, Inc. were $2,454 and $2,338 as of October 3, 2015 and January 3, 2015, respectively.

See Notes to Unaudited Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Revenues:
Retail	$16,253	$16,712	$50,845	$50,774
Recycling	9,528	11,833	26,717	34,678
Byproduct	2,348	4,682	8,269	13,716
Total revenues	28,129	33,227	85,831	99,168
Costs of revenues	21,907	24,937	65,864	73,691
Gross profit	6,222	8,290	19,967	25,477
Selling, general and administrative expenses	7,330	7,612	22,453	22,283
Operating income (loss)	(1,108)	678	(2,486)	3,194
Other income (expense):
Interest expense, net	(312)	(219)	(878)	(708)
Other income (expense), net	(34)	(67)	(175)	(55)
Income (loss) before income taxes and noncontrolling interest	(1,454)	392	(3,539)	2,431
Provision for (benefit of) income taxes	(308)	145	(894)	976
Net income (loss)	(1,146)	247	(2,645)	1,455
Net loss (income) attributable to noncontrolling interest	373	51	774	(78)
Net income (loss) attributable to controlling interest	$(773)	$298	$(1,871)	$1,377

Income (loss) per common share:
Basic	$(0.13)	$0.05	$(0.32)	$0.24
Diluted	$(0.13)	$0.05	$(0.32)	$0.24

Weighted average common shares outstanding:
Basic	5,836	5,749	5,811	5,635
Diluted	5,836	5,869	5,811	5,747

Net income (loss)	$(1,146)	$247	$(2,645)	$1,455
Other comprehensive income (loss), net of tax:
Effect of foreign currency translation adjustments	(66)	(92)	(199)	(103)
Total other comprehensive income (loss), net of tax	(66)	(92)	(199)	(103)
Comprehensive income (loss)	(1,212)	155	(2,844)	1,352
Comprehensive loss (income) attributable to noncontrolling interest	373	51	774	(78)
Comprehensive income (loss) attributable to controlling interest	$(839)	$206	$(2,070)	$1,274

See Notes to Unaudited Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended
	October 3, 2015	September 27, 2014
Operating activities:
Net income (loss)	$(2,645)	$1,455
Adjustments to reconcile net income (loss) to net cash and cash equivalents (used in) provided by operating activities:
Depreciation and amortization	968	1,014
Share-based compensation	265	262
Amortization of deferred gain	—	(365)
Amortization of debt issuance costs	81	79
Deferred tax assets	209	(493)
Other	(44)	32
Changes in assets and liabilities:
Accounts receivable	(780)	560
Inventories	(165)	134
Other assets	94	(773)
Accounts payable and accrued expenses	621	1,618
Income taxes receivable/payable	(695)	145
Net cash flows (used in) provided by operating activities	(2,091)	3,668

Investing activities:
Purchases of property and equipment	(272)	(299)
(Increase) decrease in restricted cash	(500)	500
Proceeds from sale of property and equipment	5	12
Other	(52)	—
Net cash flows provided by (used in) investing activities	(819)	213

Financing activities:
Net proceeds (payments) under line of credit	3,170	(2,077)
Payments on debt obligations	(623)	(792)
Proceeds from issuance of debt obligations	379	—
Proceeds from issuance of common stock	24	24
Net cash flows provided by (used in) financing activities	2,950	(2,845)

Effect of changes in exchange rate on cash and cash equivalents	(199)	(101)

Increase in cash and cash equivalents	(159)	935
Cash and cash equivalents at beginning of period	3,523	1,948
Cash and cash equivalents at end of period	$3,364	$2,883

See Notes to Unaudited Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended
	October 3, 2015	September 27, 2014
Supplemental disclosures of cash flow information:
Cash payments for interest	$612	$556
Cash payments (receipts) for income taxes	$(394)	$1,352

Non-cash investing and financing activities:
Equipment acquired under capital lease and other financing obligations	$—	$725

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

The accompanying balance sheet as of January 3, 2015, which has been derived from audited consolidated financial statements, and the unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and Article 8 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, normal and recurring adjustments and accruals considered necessary for a fair presentation for the periods indicated have been included.  Operating results for the three-month and nine-month periods ended October 3, 2015 and September 27, 2014, are presented using 13-week and 26-week periods, respectively.  The results of operations for any interim period are not necessarily indicative of the results for the year.

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
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

2.                                      Inventories

Inventories, consisting principally of appliances, are stated at the lower of cost, determined on a specific identification basis, or market and consist of:

	October 3, 2015	January 3, 2015
Appliances held for resale	$15,893	$15,511
Processed metals from recycled appliances held for resale	354	571
Other	31	31
	$16,278	$16,113

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

3.                                      Earnings per Share

Basic income per common share is computed based on the weighted average number of common shares outstanding.  Diluted income per common share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued.  Potentially dilutive shares of Common Stock include unexercised stock options and warrants.  Basic per share amounts are computed, generally, by dividing net income attributable to controlling interest by the weighted average number of common shares outstanding.  Diluted per share amounts assume the conversion, exercise or issuance of all potential Common Stock instruments unless their effect is anti-dilutive, thereby reducing the loss or increasing the income per common share.  In calculating diluted weighted average shares and per share amounts, we included stock options and warrants with exercise prices below average market prices, for the respective reporting periods in which they were dilutive, using the treasury stock method.  We calculated the number of additional shares by assuming the outstanding stock options were exercised and that the proceeds from such exercises were used to acquire Common Stock at the average market price during the quarter.  For the three months and the nine months ended October 3, 2015, we excluded options and warrants to purchase 789 and 750 shares of common stock from the diluted weighted average share outstanding calculation as the effect of these options and warrants were anti-dilutive. For the three months and nine months ended September 27, 2014, we excluded options and warrants to purchase 404 and 384 shares of common stock from the diluted weighted average shares outstanding calculation as the effect of these options were anti-dilutive.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

A reconciliation of the denominator in the basic and diluted income (loss) per share is as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Numerator:
Net income (loss) attributable to controlling interest	$(773)	$298	$(1,871)	$1,377

Denominator:
Weighted average shares outstanding — basic	5,836	5,749	5,811	5,635
Employee stock options	—	120	—	112
Weighted average shares outstanding — diluted	5,836	5,869	5,811	5,747

Income (loss) per share:
Basic	$(0.13)	$0.05	$(0.32)	$0.24
Diluted	$(0.13)	$0.05	$(0.32)	$0.24

4.                                      Share-Based Compensation
We recognized share-based compensation expense of $217 and $122 for the three months ended October 3, 2015, and September 27, 2014, respectively and $265 and $262 for the nine months ended October 3, 2015 and September 27, 2014, respectively. In May 2015, we granted options to purchase 30 shares of common stock at $1.98 per share, vesting in six months and having a fair value of $1.66 per share. In September 2015, we granted a share award of 100 shares and an option to purchase 100 shares of common stock at $1.14 per share, a fair value of $0.96 per share and with half of the option vested immediately and the balance on the one year anniversary date.

Based on the value of options outstanding as of October 3, 2015, estimated future share-based compensation expense is as follows:

Balance of fiscal year 2015	51
Fiscal year 2016	138
Fiscal year 2017	43
$232

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

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

Changes in our warranty accrual are as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Beginning Balance	$33	$31	$30	$34
Standard accrual based on units sold	12	8	31	24
Actual costs incurred	(4)	(4)	(12)	(12)
Periodic accrual adjustments	(4)	(4)	(12)	(15)
Ending Balance	$37	$31	$37	$31

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

The following table summarizes the assets and liabilities of AAP as of October 3, 2015, and January 3, 2015:

	October 3, 2015	January 3, 2015
Assets
Current assets	$647	$912
Property and equipment, net	8,235	8,775
Other assets	145	127
Total Assets	$9,027	$9,814
Liabilities
Accounts payable	$1,192	$923
Accrued expenses	264	199
Current maturities of long-term debt obligations	959	795
Long-term debt obligations, net of current maturities	3,586	3,737
Other liabilities (a)	702	289
Total Liabilities	$6,703	$5,943

(a)          Other liabilities represent loans and advances between ARCA and AAP that are eliminated in consolidation.

The following table summarizes the operating results of AAP for the three months and nine months ended October 3, 2015, and September 27, 2014:

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Revenues	$1,577	$2,888	$5,455	$8,340
Gross profit (loss)	(234)	536	69	1,972
Operating income (loss)	(684)	(34)	(1,366)	359
Net income (loss)	(748)	(103)	(1,548)	154

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

7.                                      Other Assets

Other assets as of October 3, 2015, and January 3, 2015, consist of the following:

	October 3, 2015	January 3, 2015
Deposits	$419	$375
Recycling contract, net	40	100
Debt issuance costs, net	93	174
Patent costs	21	21
Goodwill	38	38
Other	97	—
	$708	$708

For the three months ended October 3, 2015, and September 27, 2014, we recorded amortization expense of $20 and $20, respectively, related to our recycling contract. For the nine months ended October 3, 2015, and September 27, 2014, we recorded amortization expense of $60 and $59, respectively, related to our recycling contract. For the three months ended October 3, 2015, and September 27, 2014, we recorded non-cash interest expense of $27 and $26, respectively, related to debt issuance costs. For the nine months ended October 3, 2015, and September 27, 2014, we recorded non-cash interest expense of $81 and $79, respectively, related to debt issuance costs.

8.                                      Accrued Expenses

Accrued expenses as of October 3, 2015, and January 3, 2015, consist of the following:

	October 3, 2015	January 3, 2015
Sales tax estimates, including interest	$4,765	$4,837
Compensation and benefits	1,076	1,322
Accrued incentive and rebate checks	394	381
Accrued rent	223	304
Warranty expense	37	30
Accrued payables	196	306
Deferred revenue	172	276
Other	698	677
	$7,561	$8,133

9.                                      Line of Credit

We have a Revolving Credit, Term Loan and Security Agreement, as amended, (“Revolving Credit Agreement”) with PNC Bank, National Association (“PNC”) that provides us with a $15,000 revolving line of credit.  See Note 10 for further discussion regarding the Term Loan entered into with PNC.  The Revolving Credit Agreement has a stated maturity date of January 24, 2016, if not renewed.  The Revolving Credit Agreement includes a lockbox agreement and a subjective acceleration clause and as a result we have classified the revolving line of credit as a current liability.  The Revolving Credit Agreement is collateralized by a security interest in substantially all of our assets and PNC is also secured by an inventory repurchase agreement with Whirlpool Corporation for Whirlpool purchases only.  We also issued a $750 letter of credit in favor of Whirlpool Corporation.  The Revolving Credit Agreement requires starting with the fiscal quarter ending March 29, 2014, and continuing at the end of each quarter thereafter, that we meet a minimum fixed charge coverage ratio of 1.1 to 1.0, measured on a trailing twelve-month basis.  The Revolving Credit Agreement limits investments we can purchase, the amount of other debt and leases we can incur, the amount of loans we can issue to our affiliates and the amount we can spend on fixed assets, along with prohibiting the payment of dividends. As of January 3, 2015, we were in compliance with all covenants under the Revolving Credit Agreement. As of April 4, 2015, July 4, 2015 and October 3, 2015, we were not in compliance with all covenants under the Revolving Credit Agreement. We are working

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

with PNC to obtain an Amended Credit Agreement. There is no assurance that we will obtain such an Amended Credit Agreement. If our Revolving Credit Agreement is not renewed on the stated maturity date of January 24, 2016 or PNC accelerates the maturity date of our Revolving Credit Agreement, we would need to seek a replacement credit facility. We believe that we have adequate collateral to support a replacement facility if needed. However, there can be no assurance that a replacement facility will be available on terms satisfactory to us.

The interest rate on the revolving line of credit is PNC Base Rate plus 1.75%, or 1-, 2- or 3-month PNC LIBOR Rate plus 2.75%.  The PNC Base Rate shall mean, for any day, a fluctuating per annum rate of interest equal to the highest of (i) the interest rate per annum announced from time to time by PNC at its prime rate, (ii) the Federal Funds Open Rate plus 0.5%, and (iii) the one-month LIBOR rate plus 100 basis points (1%).  As a result of our noncompliance with the covenants under the Revolving Credit Agreement, PNC elected to increase our interest rate on the revolving credit line to the PNC Base Rate plus 3.75%, with no alternative PNC LIBOR Rate available, effective September 1, 2015. As of October 3, 2015, the outstanding line of credit balance was $12,407 with a weighted average interest rate of 7.00%.  As of January 3, 2015, the outstanding line of credit balance was $9,237 with a weighted average interest rate of 3.30%, which included both PNC LIBOR Rate and PNC Base Rate loans.

The amount of revolving borrowings under the Revolving Credit Agreement is based on a formula using accounts receivable and inventories.  We may not have access to the full $15,000 revolving line of credit due to the formula using accounts receivable and inventories, the amount of the letter of credit issued in favor of Whirlpool Corporation and the amount of outstanding loans between PNC and our AAP joint venture.  As of October 3, 2015, and January 3, 2015, our available borrowing capacity under the Revolving Credit Agreement was $1,853 and $4,882, respectively.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

10.                                      Borrowings

Long-term debt, capital lease and other financing obligations as of October 3, 2015, and January 3, 2015, consist of the following:

	October 3, 2015	January 3, 2015
PNC term loan	$1,339	$1,530
Susquehanna term loans	3,242	3,316
2.75% note, due in monthly installments of $3, including interest, due October 2024, collateralized by equipment	324	348
Capital leases and other financing obligations	1,107	1,062
	6,012	6,256
Less current maturities	2,363	1,138
	$3,649	$5,118

On January 24, 2011, we entered into a $2,550 Term Loan (“Term Loan”) with PNC Bank to refinance the mortgage on our California facility.  The Term Loan is payable as follows, subject to acceleration upon the occurrence of an event of default or termination of the Revolving Credit Agreement: 119 consecutive monthly principal payments of $21 plus interest commencing on February 1, 2011, and continuing on the first day of each month thereafter followed by a 120th payment of all unpaid principal, interest and fees on February 1, 2021. If the Revolving Credit Agreement is not renewed, a balloon payment of $1,254 in principal plus interest and additional fees will be due on January 24, 2016. The Term Loan is collateralized with our California facility located in Compton, California. The interest rate is PNC Base Rate plus 2.25%, or 1-, 2- or 3-month PNC LIBOR Rate plus 3.25%. As a result of our noncompliance with the covenants under the Revolving Credit Agreement, PNC elected to increase our interest rate on the Term Loan to the PNC Base Rate plus 4.25%, with no alternative PNC LIBOR Rate available, effective September 1, 2015. As of October 3, 2015, and January 3, 2015, the weighted average interest rate was 7.50% and 3.45%, respectively, which included both PNC LIBOR Rate and PNC Base Rate loans. As a result of our non-compliance with the terms of a financial covenant within the Revolving Credit Agreement we have classified the Term Loan with PNC as a current liability as of October 3, 2015.

On March 10, 2011, AAP entered into three separate commercial term loans (“Term Loans”) with Susquehanna Bank, pursuant to the guidelines of the U.S. Small Business Administration 7(a) Loan Program.  The total amount of the Term Loans is $4,750, split into three separate loans for $2,100; $1,400; and $1,250.  The Term Loans mature in ten years and bear an interest rate of Prime plus 2.75%.  As of October 3, 2015, and January 3, 2015, the interest rate was 6.00%.  Borrowings under the Term Loans are secured by substantially all of the assets of AAP along with liens on the business assets and certain personal assets of the owners of 4301 Operations, LLC. We are a guarantor of the Term Loans along with 4301 Operations, LLC and its owners. In connection with these Term Loans, Susquehanna Bank also has a security interest in the assets of the Company. In April 2015, the Company amended these term loans so that interest only payments could be made on these Term Loans for the balance of fiscal 2015, the effect of which will defer principal reductions in fiscal 2015 by $300.

In March of 2015, an entity controlled by the noncontrolling interest holders of AAP loaned AAP $325 through the issuance of promissory notes. The notes bear interest at an annual rate of 8%. In May of 2015, one of the March 2015 notes totaling $125 was repaid in full by AAP. The remaining note totaling $200 is expected to be repaid with the revenues expected during the first quarter of 2016 from the disposal of refrigerants through carbon offset programs.

Capital leases and other financing obligations:  We acquire certain equipment under capital leases and other financing obligations.  The cost of the equipment was $2,667 as of October 3, 2015, and January 3, 2015.  Accumulated amortization as of October 3, 2015, and January 3, 2015, was approximately $1,644 and $1,588, respectively.  Depreciation and amortization expense is included in cost of revenues and selling, general and administrative expenses.

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

Litigation:  On March 6, 2015, a complaint was filed in United States District Court for the Central District of California by Jason Feola, individually and as a representative of a class consisting of purchasers of the Company’s common stock between March 15, 2012 and February 11, 2015, against Appliance Recycling Centers of America, Inc. and certain current and former officers of the Company.  Mr. Feola, pursuant to terms of his retainer agreement with The Rosen Law Firm, certified that he purchased 240 shares of the Company’s common stock for $984 in total consideration. In May 2015, the Company and the individual defendants were served the complaint. In July 2015, the Company and the individual defendants received an amended complaint. The complaint alleges that misstatements and omissions occurred in press releases and filings by the Company with the Securities and Exchange Commission and that these misstatements or omissions constitute violations of Section 20 (a) and Section 10(b) of, and Rule 10b-5 under, the Securities Exchange Act of 1934.  In October 2015, the court held a hearing on the Company's motion to dismiss the complaint.The Company is awaiting a ruling from the court on such motion. This matter has been submitted to our insurance carrier and we intend to contest vigorously the claims made in the complaint.

On November 6, 2015, a complaint was filed in the Minnesota District Court for Hennepin County, Minnesota, by David Gray and Michael Boller, derivatively and on behalf of Appliance Recycling Centers of America, Inc., against twelve current and former officers and directors of the Company. The complaint alleges that the defendants breached their fiduciary duties, including by failing to adopt adequate internal controls for the Company, by approving false and misleading statements issued by the Company, and by causing the Company to violate generally accepted accounting principles and SEC regulations, and that the defendants have been unjustly enriched as a result thereof. The complaint seeks damages, disgorgement, an award of attorneys’ fees and other expenses, and an order compelling changes to the Company’s corporate governance and internal procedures. This matter has been submitted to our insurance carrier. We have not yet responded but intend to contest vigorously the claims made in the complaint.

Given the uncertainty of litigation and the preliminary stage of these cases, we cannot reasonably estimate the possible loss or range of loss that may result from these actions. The Company maintains directors and officers liability insurance policies that may reduce the Company’s exposure, if any. In the event the Company incurs a loss, the Company will pursue recoveries to the maximum extent available under these policies.

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
As previously disclosed, the California Board of Equalization (“BOE”) is conducting a sales and use tax examination covering the California operations of Appliance Recycling Centers of America, Inc. (the “Company”) for 2011, 2012 and 2013. The

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

Company believed it was exempt from collecting sales taxes under service agreements with utility customers that included appliance replacement programs. During the fourth quarter of 2014, the Company received communication from the BOE indicating they are not in agreement with the Company’s interpretation of the law. As a result, the Company applied for and, as of February 9, 2015, received approval to participate in the California Board of Equalization’s Managed Audit Program. The period covered under this program includes 2011, 2012, 2013 and extends through the nine-month period ended September 30, 2014. At this time, our best estimate of the amount that will be assessed by the BOE covering all periods under audit is approximately $4.1 million ($2.5 million net of income tax benefit) in sales tax and interest related to the appliance replacement programs that we administered on behalf of our customers on which we did not assess, collect or remit sales tax. The Company has been working with outside consultants to arrive at our assessment estimate and will continue to engage the services of these sales tax experts throughout the Managed Audit Program process. The sales tax amounts that we will likely be assessed relate to transactions in the period under examination by the BOE. Such assessment, however, will be subject to protest and appeal, and would not need to be funded until the matter has been fully resolved. Resolution could take up to two years.

12.                               Income Taxes

Our overall effective tax rate, based on projected full-year taxable income (loss), was (21.2)% and 37.0% for the three months ended October 3, 2015 and September 27, 2014, respectively. Our overall effective tax rate, based on projected full-year taxable income (loss), was (25.3)% and 40.1% for the nine months ended October 3, 2015 and September 27, 2014, respectively. The effective tax rate varies from the federal statutory rate of 34% due primarily to the impact of lower foreign tax rates, the amendment of prior foreign tax returns, state taxes, share-based compensation and the book income (loss) of consolidated AAP attributable to noncontrolling interest.

We regularly evaluate both positive and negative evidence related to retaining a valuation allowance against our deferred tax assets.  The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. We have concluded based on the weight of negative evidence that a valuation allowance should be maintained against certain deferred tax assets that we do not expect to utilize as of October 3, 2015.

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

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

The following tables present our segment information for periods indicated:

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Revenues:
Retail	$16,430	$16,978	$51,363	$51,607
Recycling	11,699	16,249	34,468	47,561
Total revenues	$28,129	$33,227	$85,831	$99,168

Operating income (loss):
Retail	$(200)	$(595)	$(836)	$(535)
Recycling	(708)	1,473	(1,065)	4,240
Unallocated corporate	(200)	(200)	(585)	(511)
Total operating income (loss)	$(1,108)	$678	$(2,486)	$3,194

Cash capital expenditures:
Retail	$34	$2	$72	$5
Recycling	(4)	44	43	128
Corporate assets not allocable	33	37	157	166
Total cash capital expenditures	$63	$83	$272	$299

Depreciation and amortization:
Retail	$46	$39	$142	$122
Recycling	216	223	652	653
Unallocated corporate	57	76	174	239
Total depreciation and amortization	$319	$338	$968	$1,014

Interest expense:
Retail	$106	$59	$220	$184
Recycling	117	112	445	336
Unallocated corporate	89	48	213	188
Total interest expense	$312	$219	$878	$708

	As of
	October 3, 2015	September 27, 2014
Assets:
Retail	$17,172	$16,709
Recycling	22,656	23,740
Corporate assets not allocable	8,122	6,706
Total assets	$47,950	$47,155

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

14.    Recent Accounting Pronouncements

New Accounting Standards Not Yet Effective

Revenue from Contracts with Customers: In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, “Revenue from Contracts with Customers”. The new section will replace Section 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as, to enhance disclosures related to disaggregated revenue information. The updated guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company will further study the implications of this statement in order to evaluate the expected impact on its consolidated financial statements.

ASU 2015-02, Amendments to the Consolidation Analysis:  This standard, which will become effective January 1, 2016 for the Company, provides amended guidance on whether reporting entities should consolidate certain legal entities, including limited partnerships.  We are evaluating the impact of the standard on the consolidated financial statements.

ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs:  This standard, which will be effective January 1, 2016 for the Company, requires that debt issuance costs be presented as a direct deduction from the carrying amount of long-term debt on the balance sheet.  Presently, debt issuance costs are reported as an asset.  The new guidance aligns the presentation of debt issuance costs with debt discounts and premiums.  The standard is to be applied retrospectively to all prior periods presented.  As of October 3, 2015, we had $100 of unamortized debt issuance costs.  This amount is recorded in other non-current assets on the consolidated balance sheets.

In July 2015, FASB issued ASU 2015-11, Inventory (Topic 330) Related to Simplifying the Measurement of Inventory which applies to all inventory except that which is measured using last-in, first-out (LIFO) or the retail inventory method. Inventory measured using first-in, first-out (FIFO) or average cost is included in the new amendments.  Inventory within the scope of the new guidance should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method.  The amendments will take effect for public business entities for fiscal years beginning after Dec. 15, 2016, including interim periods within those fiscal years. The new guidance should be applied prospectively, and earlier application is permitted as of the beginning of an interim or annual reporting period.  We are evaluating the impact of the standard on the consolidated financial statements.

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

Over the last nine months, recycling-only programs experienced a decrease in revenues and volumes. At the same time we have experienced declining revenues and volumes from certain appliance replacement programs. The primary decline in replacement revenues can be attributed to lower volume with our largest utility customer as a result of customer driven delays in the delivery of appliances under their replacement program. Recycling segment revenues have also experienced declines this year as a result of the decreases in the selling prices of scrap steel and other byproducts that we sell from our recycling activities.

Our retail segment is similar to many other retailers in that it is seasonal in nature.  Historically, the fourth quarter is our weakest quarter in terms of both revenues and earnings.  We believe this is primarily because the fourth quarter includes several holidays during which consumers tend to focus less on purchasing major household appliances.

We derive revenues from the sale of carbon offsets created by the destruction of ozone-depleting CFCs captured at our ARCA and AAP regional processing centers. We expect to create carbon offsets and derive revenues in the future through the California’s market, but cannot predict the amount or frequency of carbon offset sales. Carbon offset sales are dependent on market conditions, including demand and acceptable market prices. During the nine months ended October 3, 2015, the combination of ARCA and AAP recognized $0.8 million in carbon offset revenues compared to $1.0 million during the same period of the prior year. We are currently working on the sale of carbon offsets and expect to complete these transactions in early 2016. This is anticipated to result in carbon offset revenues of approximately $1.6 million if the carbon offsets are approved in 2016.

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

Reporting Period.  Operating results for the three and nine months ended October 3, 2015, and September 27, 2014, are presented using 13-week and 26-week periods, respectively.  The results of operations for any interim period are not necessarily indicative of the results for the year.

Sales and Use Taxes Contingency. We operate in twenty-three states in the U.S. and in various provinces in Canada. From time to time, we are subject to sales and use tax audits that could result in additional taxes, penalties and interest owed to various taxing authorities.

As previously disclosed, the California Board of Equalization (“BOE”) is conducting a sales and use tax examination covering the California operations of Appliance Recycling Centers of America, Inc. (the “Company”) for 2011, 2012 and 2013. The Company believed it was exempt from collecting sales taxes under service agreements with utility customers that included appliance replacement programs. During the fourth quarter of 2014, the Company received communication from the BOE indicating they are not in agreement with the Company’s interpretation of the law. As a result, the Company applied for and, as of February 9, 2015, received approval to participate in the California Board of Equalization’s Managed Audit Program. The period covered under this program includes 2011, 2012, 2013 and extends through the nine-month period ended September 30, 2014. At this time, our best estimate of the amount that will be assessed by the BOE covering all periods under audit is approximately $4.1 million ($2.5 million net of income tax benefit) in sales tax and interest related to the appliance replacement programs that we administered on behalf of our customers on which we did not assess, collect or remit sales tax. The Company has been working with outside consultants to arrive at our assessment estimate and will continue to engage the services of these sales tax experts throughout the Managed Audit Program process. The sales tax amounts that we will likely be assessed relate to transactions in the period under examination by the BOE. Such assessment, however, will be subject to protest and appeal, and would not need to be funded until the matter has been fully resolved. Resolution could take up to two years.

Results of Operations

The following table sets forth our consolidated financial data as a percentage of total revenues for the three months and nine months ended October 3, 2015, and September 27, 2014:

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Revenues:
Retail	57.8%	50.3%	59.2%	51.2%
Recycling	33.9%	35.6%	31.2%	35.0%
Byproduct	8.3%	14.1%	9.6%	13.8%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	77.9%	75.1%	76.7%	74.3%
Gross profit	22.1%	24.9%	23.3%	25.7%
Selling, general and administrative expenses	26.1%	22.9%	26.2%	22.5%
Operating income (loss)	(4.0)%	2.0%	(2.9)%	3.2%
Other income (expense):
Interest expense, net	(1.1)%	(0.7)%	(1.0)%	(0.7)%
Other income (expense), net	(0.1)%	(0.2)%	(0.2)%	—%
Income (loss) before income taxes and noncontrolling interest	(5.2)%	1.1%	(4.1)%	2.5%
Provision for (benefit from) income taxes	(1.1)%	0.4%	(1.0)%	1.0%
Net income (loss)	(4.1)%	0.7%	(3.1)%	1.5%
Net loss (income) attributable to noncontrolling interest	1.3%	0.2%	0.9%	(0.1)%
Net income (loss) attributable to controlling interest	(2.8)%	0.9%	(2.2)%	1.4%

For the Three Months Ended October 3, 2015, and September 27, 2014

The following table sets forth the key results of operations by segment for the three months ended October 3, 2015, and September 27, 2014 (dollars in millions):

	Three Months Ended
	October 3, 2015	September 27, 2014	% Change
Revenues:
Retail	$16.4	$17.0	(3.2)%
Recycling	11.7	$16.2	(28.0)%
Total revenues	$28.1	$33.2	(15.3)%

Operating income (loss):
Retail	$(0.2)	$(0.6)	66.4%
Recycling	(0.7)	1.5	(148.1)%
Unallocated corporate costs	(0.2)	(0.2)	(0.5)%
Total operating income (loss)	$(1.1)	$0.7	(263.7)%

Our total revenues of $28.1 million for the three months ended October 3, 2015, decreased $(5.1) million or (15.3)% from $33.2 million for the same period of 2014. The change in segment revenues was attributed primarily to the following factors:

Retail Segment:

•
Revenues were down slightly when compared with the same period of 2014, contributing to this decline was lower byproduct revenues related to the retail segment and a slight decline in our contract sales division and in the Texas market.

Recycling Segment:

•	Revenues were down $4.5 million compared with the same period of 2014.

•	Appliance replacement program revenues decreased by $2.0 million compared with the same period of 2014.

•	Recycling only program revenues decreased by $0.3 million compared with the same period of 2014.

•	Byproduct revenues generated from the sale of raw materials and carbon offsets decreased $2.2 million compared with the same period of 2014.

Recycling segment revenues and retail segment revenues each include a portion of byproduct revenues.  For the three months ended October 3, 2015, and September 27, 2014, the recycling segment accounted for approximately 92.5% and 94.3%, respectively of the byproduct revenues.

Retail segment revenues accounted for 58.4% of total revenues in the three months ended October 3, 2015, compared with 51.1% in the same period of 2014. The decrease in appliance replacement program and recycling byproduct revenues impacted the overall mix of revenues between the retail and recycling segments for the three months ended October 3, 2015, compared with same period of 2014. Future revenues and related earnings from energy efficiency programs, if any, are uncertain and may fluctuate significantly from year to year. Factors impacting future energy efficiency program revenues and earnings include the type and scope of energy efficiency programs approved by regulatory agencies, competitive bidding, contract changes, non-renewals and early cancellations.

Our total operating income (loss) of $(1.1) million for the three months ended October 3, 2015, declined $1.8 million compared with operating income of $0.7 million in the same period of 2014.  The change in segment operating income was attributed primarily to the following factors:

Retail Segment:

•	Operating income improved slightly when compared with the same period of 2014, as we reduced some of our occupancy expenses and had a slight improvement in our margins.

Recycling Segment:

•
Operating income was down $2.2 million compared with the same period of the prior year and is attributed primarily to a significant decline in gross profit generated by AAP and declines in byproduct revenues that resulted from the decline in commodity prices in the current year, including additional significant declines in August and September of 2015.

Revenues.  Revenues for the three months ended October 3, 2015, and September 27, 2014, were as follows (dollars in millions):

	Three Months Ended
	October 3, 2015	September 27, 2014	% Change
Retail	$16.3	$16.7	(2.7)%
Recycling	9.5	11.8	(19.5)%
Byproduct	2.3	4.7	(49.9)%
	$28.1	$33.2	(15.3)%

Retail Revenues.  Our retail revenues of $16.3 million for the three months ended October 3, 2015, declined $0.4 million when compared with the same period of 2014.  The majority of the decline was in the sale of out of carton merchandise. We are continuing to evaluate underperforming stores and stores with expiring leases and are considering a range of outcomes from right-sizing the showroom space to closure.

Recycling Revenues.  Our recycling revenues of $9.5 million for the three months ended October 3, 2015, decreased $2.3 million, or 19.5%, from $11.8 million in the same period of 2014.  Recycling revenues are comprised of two components: (1) appliance recycling revenues generated by collecting and recycling appliances for utilities and other sponsors of energy efficiency programs and (2) replacement program revenues generated by recycling and replacing old appliances with new energy efficient models for programs sponsored by utility companies.  Appliance recycling revenues decreased to $3.3 million for the three months ended October 3, 2015, compared with $3.6 million in the same period of 2014, due primarily to lower volumes under certain contracts offset by the gain of certain contracts that were not operating during the same three-month period of 2014.  The number of units driving our appliance recycling revenues decreased 7.9% compared with the same period of 2014.  Appliance replacement program revenues decreased 24.2% to $6.3 million in the three months ended October 3, 2015, compared with $8.3 million in the same period of 2014, due primarily to lower volume of deliveries for our largest program. Future revenues from energy efficiency programs, if any, are uncertain and may fluctuate significantly from period to period.

Byproduct Revenues.  Our byproduct revenues of $2.3 million for the three months ended October 3, 2015, decreased $2.4 million compared with the same period of 2014.  Byproduct revenues include all of the revenues generated by AAP.  AAP revenues of $1.6 million decreased $1.3 million compared with the same period of 2014, due primarily to a decline in the revenues generated from sale of scrap steel and nonferrous metal byproducts. ARCA experienced a decrease in revenues from byproduct of $1.0 million, due primarily to lower average byproduct price per unit in all markets, in the third quarter of fiscal 2015 as compared with the same period of fiscal 2014.

Total Gross Profit.  Our gross profit of $6.2 million for the three months ended October 3, 2015, decreased $2.1 million or 24.9% compared with $8.3 million in the same period of 2014.  Gross profit as a percentage of total revenues decreased to 22.1% for the three months ended October 3, 2015, compared with 24.9% in the same period of 2014. Our gross profit as a percentage of total revenues for future periods can be affected favorably or unfavorably by numerous factors, including:

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

Retail Segment Gross Profit. Retail gross profit increased by $0.3 million to $4.5 million compared with $4.2 million in the same period of 2014. The increase was primarily the result of sales mix and margin improvements on certain products. Gross profit as a percentage of related revenues increased to 27.4% for the three months ended October 3, 2015, compared with 24.9% in the same period of 2014.

Recycling Segment Gross Profit. Recycling gross profit of $1.7 million for the three months ended October 3, 2015 decreased $2.3 million compared with the same period of 2014. AAP and ARCA also experienced declines in gross profit as a result of lower selling prices of scrap metals recorded in the quarter ended October 3, 2015. Gross profit as a percentage of related revenues decreased to 14.7% for the three months ended October 3, 2015, compared with 25.0% in the same period of 2014.

Selling, General and Administrative Expenses.  Our selling, general and administrative (“SG&A”) expenses of $7.3 million for the three months ended October 3, 2015, was $0.3 million less when compared with the same period of 2014.  Our SG&A expenses as a percentage of total revenues increased to 26.1% in the three months ended October 3, 2015, compared with 22.9% in the same period of 2014.

Selling expenses of $4.1 million was $0.1 million less when compared with the same period of 2014. The decrease was due primarily to a decrease in retail advertising.

General and administrative expenses decreased $0.2 million to $3.2 million for the three months ended October 3, 2015, compared with $3.4 million in the same period of 2014. The decrease was due primarily to a $0.4 million decrease in center and corporate expenses related to professional fees and facilities expense offset by $0.2 million increase in legal fees.

Interest expense, net. Interest expense for the three months ended October 3, 2015, increased $0.1 million compared with the same period of 2014. The increase was the result of interest associated with unpaid liabilities associated with our estimated sales tax accruals and an increase in our interest rates on our debt with PNC that increased to a default interest rate on our revolving line of credit and term loans, effective September 1, 2015.

Provision for (benefit from) Income Taxes.  We recorded a benefit for income taxes of $0.3 million for the three months ended October 3, 2015, compared with a provision of $0.1 million in the same period of 2014. The benefit of income taxes for the three months ended October 3, 2015, is related primarily to the projected full-year taxable loss in the United States.

Noncontrolling Interest.  Noncontrolling interest represents 4301’s share of AAP’s net income (loss).  Under the AAP joint venture agreement, ARCA and 4301 each have a 50% interest in AAP.  AAP reported net loss of $0.7 million for the three months ended October 3, 2015, of which $0.4 million represented the loss attributable to noncontrolling interest. AAP reported net loss of $0.1 million for the three months ended September 27, 2014, of which $0.1 million represented the loss attributable to noncontrolling interest.

For the Nine Months Ended October 3, 2015, and September 27, 2014

The following table sets forth the key results of operations by segment for the nine months ended October 3, 2015, and September 27, 2014 (dollars in millions):

	Nine Months Ended
	October 3, 2015	September 27, 2014	% Change
Revenues:
Retail	$51.4	$51.6	(0.5)%
Recycling	34.5	$47.6	(27.5)%
Total revenues	$85.8	$99.2	(13.4)%

Operating income (loss):
Retail	$(0.8)	$(0.5)	(61.7)%
Recycling	(1.1)	4.2	(125.2)%
Unallocated corporate costs	(0.6)	(0.5)	(14.7)%
Total operating income (loss)	$(2.5)	$3.2	(177.9)%

Our total revenues of $85.8 million for the nine months ended October 3, 2015, decreased $(13.4) million or (13.4)% from $99.2 million for the same period of 2014. The change in segment revenues was attributed primarily to the following factors:

Retail Segment:

•
Revenues were down $0.2 million compared with the same period of 2014. The decrease was attributed primarily to lower revenues from the sale of byproducts that were generated as a result of the retail segment recycling customer's used appliances.

Recycling Segment:

•	Revenues were down $13.1 million compared with the same period of 2014.

•	Appliance replacement program revenues decreased by $7.8 million compared with the same period of 2014.

•	Recycling only program revenues decreased by $0.2 million compared with the same period of 2014.

•	Byproduct revenues generated from the sale of raw materials and carbon offsets decreased $5.1 million compared with the same period of 2014.

Recycling segment revenues and retail segment revenues each include a portion of byproduct revenues.  For the nine months ended October 3, 2015, and September 27, 2014, the recycling segment accounted for approximately 93.7% and 93.9%, respectively of the byproduct revenues.

Retail segment revenues accounted for 59.8% of total revenues in the nine months ended October 3, 2015, compared with 52.0% in the same period of 2014. The decrease in energy efficiency program and recycling byproduct revenues impacted the overall mix of revenues between the retail and recycling segments for the nine months ended October 3, 2015, compared with same period of 2014. Future revenues and related earnings from our utility customer energy efficiency programs, if any, are uncertain and may fluctuate significantly from year to year. Factors impacting future energy efficiency program revenues and earnings include the type and scope of energy efficiency programs approved by regulatory agencies, competitive bidding, contract changes, non-renewals and early cancellations.

Our total operating loss of $(2.5) million for the nine months ended October 3, 2015, declined $5.7 million compared with operating income of $3.2 million in the same period of 2014.  The change in segment operating income was attributed primarily to the following factors:

Retail Segment:

•	Operating income was down $0.3 million as compared with the same period of 2014.

•	Gross profit declined by $0.2 million compared to the same period of the prior year due primarily lower revenue from the sale of byproducts from the recycling of customer's used appliances.

•	Store operating expenses increased by $0.2 million compared to the same period of 2014.

Recycling Segment:

•
Operating income was down $5.3 million compared with the same period of the prior year and is attributed primarily to a decline in gross profit generated by AAP, declines in byproduct revenues that resulted from the significant decline in scrap prices and customer driven delays in deliveries under our largest replacement program during the first quarter of 2015.

Revenues.  Revenues for the nine months ended October 3, 2015, and September 27, 2014, were as follows (dollars in millions):

	Nine Months Ended
	October 3, 2015	September 27, 2014	% Change
Retail	$50.8	$50.8	0.1%
Recycling	26.7	34.7	(23.0)%
Byproduct	8.3	13.7	(39.7)%
	$85.8	$99.2	(13.4)%

Retail Revenues.  Our retail revenues of $50.8 million for the nine months ended October 3, 2015, were comparable with the same period of 2014.  We are continuing to evaluate underperforming stores and stores with expiring leases and are considering a range of outcomes from right-sizing the showroom space to closure.

Recycling Revenues.  Our recycling revenues of $26.7 million for the nine months ended October 3, 2015, decreased $(8.0) million, or (23.0)%, from $34.7 million in the same period of 2014.  Recycling revenues are comprised of two components of energy efficiency programs: (1) appliance recycling revenues generated by collecting and recycling appliances for utilities and other sponsors of energy efficiency programs and (2) replacement program revenues generated by recycling and replacing old appliances with new energy efficient models for programs sponsored by utility companies.  Appliance recycling revenues decreased to $8.3 million for the nine months ended October 3, 2015, compared with $8.5 million in the same period of 2014, due primarily to lower volumes under certain contracts offset by the gain of certain contracts that were not operating during the same nine-month period of 2014.  The number of units driving our appliance recycling revenues decreased 7.3% compared with the same period of 2014.  Appliance replacement program revenues decreased to $18.4 million in the nine months ended October 3, 2015, compared with $26.2 million in the same period of 2014, due primarily to customer driven delays in deliveries for our largest program in the first quarter of fiscal 2015. We started to see appliance replacement delivery levels under this program improve in May 2015, however, not to the levels that we experienced in 2014. Future revenues from appliance energy efficiency programs, if any, are uncertain and may fluctuate significantly from period to period.

Byproduct Revenues.  Our byproduct revenues of $8.3 million for the nine months ended October 3, 2015, decreased $5.4 compared with the same period of 2014.  Byproduct revenues include all of the revenues generated by AAP.  AAP revenues of $5.5 million decreased $2.9 million compared with the same period of 2014, due primarily to a decline in the revenues generated from sale of nonferrous scrap metal byproducts compared with the same period of 2014. ARCA experienced a decrease in byproduct revenues due primarily to lower average byproduct price per unit in certain markets and $0.3 million lower sales of refrigerants as compared with the same period of fiscal 2014.

Total Gross Profit.  Our gross profit of $20.0 million for the nine months ended October 3, 2015, decreased $5.5 million or 21.6% compared with $25.5 million in the same period of 2014.  Gross profit as a percentage of total revenues decreased to 23.3% for the nine months ended October 3, 2015, compared with 25.7% in the same period of 2014. Our gross profit as a percentage of total revenues for future periods can be affected favorably or unfavorably by numerous factors, including:

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

Retail Segment Gross Profit. Retail gross profit decreased by $0.2 million to $13.7 million compared with $13.9 million in same period of 2014. The decline was primarily the result of reduced revenue from the sale of a byproduct including the decline in scrap steel and non ferrous metal prices and the timing of carbon offset revenues. Gross profit as a percentage of related revenues decreased to 26.6% for the nine months ended October 3, 2015, compared with 26.9% in the same period of 2014. In August 2015, we completed the move of our St. Louis Park, Minnesota store to Hopkins, Minnesota and expect an annual reduction of store occupancy costs of approximately $0.2 million.

Recycling Segment Gross Profit. Recycling gross profit of $6.3 million for the nine months ended October 3, 2015 decreased $5.3 million compared with the same period of 2014. Gross profit at AAP declined by $1.9 million as a result of reduced revenue from the sale of a byproduct including the decline in scrap steel and non ferrous metal prices and the timing of carbon offset revenues. ARCA experienced $2.1 million decline in gross profit as a result of lower selling prices of scrap metals, lower gross profits of $1.1 million due to declines in the number of deliveries under certain programs and a $0.2 million decline from lower amounts from the sale of carbon offset revenues.

Selling, General and Administrative Expenses.  Our selling, general and administrative (“SG&A”) expenses of $22.5 million for the nine months ended October 3, 2015, increased $0.2 million or 0.9% compared with $22.3 million in the same period of 2014.  Our SG&A expenses as a percentage of total revenues increased to 26.2% in the nine months ended October 3, 2015, compared with 22.5% in the same period of 2014.

Selling expenses of $12.6 million were comparable with 2014 and represented 14.7% of total revenues, for the nine months ended October 3, 2015, compared with 12.7% of total revenues, in the same period of 2014.

General and administrative expenses increased $0.2 million to $9.9 million for the nine months ended October 3, 2015, compared with $9.7 million in the same period of 2014. The increase was due primarily to a $0.2 million increase in corporate expenses related to legal and professional fees. In July 2015, we completed our corporate headquarters move and expect an annual reduction of corporate occupancy costs of approximately $0.2 million.

Interest expense, net. Interest expense for the nine months ended October 3, 2015, increased $0.2 million compared with the same period of 2014. The increase was the result of interest associated with unpaid liabilities associated with our estimated sales tax accruals and an increase in our interest rates on our debt with PNC that increased to a default interest rate on our revolving line of credit and term loans, effective September 1, 2015. We expect the default interest rate to remain in effect until our loan agreements with PNC are amended or replaced and therefore expect higher interest expense for the remainder of the current fiscal year.

Provision for (benefit from) Income Taxes.  We recorded a benefit for income taxes of $0.9 million for the nine months ended October 3, 2015, compared with a provision of $1.0 million in the same period of 2014. The benefit of income taxes for the nine months ended October 3, 2015, is related primarily to the projected full-year taxable loss in the United States.

Noncontrolling Interest.  Noncontrolling interest represents 4301’s share of AAP’s net income (loss).  Under the AAP joint venture agreement, ARCA and 4301 each have a 50% interest in AAP.  AAP reported net loss of $1.5 million for the nine months ended October 3, 2015, of which $0.8 million represented the loss attributable to noncontrolling interest. AAP reported net income of $0.2 million for the nine months ended September 27, 2014, of which $0.1 million represented the income attributable to noncontrolling interest.

Liquidity and Capital Resources

Summary.  Cash and cash equivalents as of October 3, 2015, were $3.4 million compared with $3.5 million as of January 3, 2015.  Working capital, the excess of current assets over current liabilities, decreased to $5.6 million as of October 3, 2015, compared with $9.6 million as of January 3, 2015.  The decrease was primarily the result of the classification of the term loan with PNC as a current liability and higher borrowings under our line of credit to fund operating activities.

The following table summarizes our cash flows for the nine months ended October 3, 2015, and September 27, 2014 (in millions):

	Nine Months Ended
	October 3, 2015	September 27, 2014
Total cash and cash equivalents provided by (used in):
Operating activities	$(2.1)	$3.7
Investing activities	(0.8)	0.2
Financing activities	2.9	(2.9)
Effect of exchange rates on cash and cash equivalents	(0.2)	(0.1)
Increase in cash and cash equivalents	$(0.2)	$0.9

Operating Activities.  Our net cash used in operating activities was $(2.1) million for the nine months ended October 3, 2015, compared with net cash provided by operating activities of $3.7 million for the nine months ended September 27, 2014.  The lower amount of cash generated from operating activities was primarily the result of $4.1 million lower income in 2015 as compared to 2014. In 2015, offsetting the losses to date we generated $0.6 million in cash from operations through the increase in accounts payable and accrued expenses.

Investing Activities.  We used approximately $0.8 million of cash and had a source of cash of $0.2 for investing activities for the nine months ended October 3, 2015, and the nine months ended September 27, 2014, respectively. The use of cash for the purchase of equipment was $0.3 million in both the nine months ended October 3, 2015, and the nine months ended September 27, 2014. In the nine months ended October 3, 2015, we had a $0.5 million use of cash from investing activities that resulted from the build up of a restricted cash reserve for our bankcard processor. In the nine months ended September 27, 2014, we had a source of cash from investing activities that resulted from a release of cash reserves that were held by our bankcard processor.

Financing Activities.  Our net cash provided by financing activities was $2.9 million for the nine months ended October 3, 2015, compared with net cash used in financing activities of $2.9 million for the nine months ended September 27, 2014.  Net cash provided by financing activities for the nine months ended October 3, 2015, was related primarily to net borrowings under our line of credit and approximately $0.4 million in cash provided in AAP for loans provided by certain certain shareholders of AAP, offset by repayments of long-term debt obligations. Net cash used in financing activities for the nine months ended September 27, 2014, was also related primarily to net payments under our line of credit and the repayment of long-term debt obligations.

Sources of Liquidity.  Our principal sources of liquidity are cash from operations and borrowings under our revolving line of credit. Our principal liquidity requirements consist of long-term debt obligations, capital expenditures and working capital. Our total capital requirements for the next twelve months will depend upon, among other things, the number and size of ApplianceSmart stores operating during the period, the volumes generated from recycling and appliance replacement contracts during the period and our needs related to AAP.  Currently, we have eighteen ApplianceSmart stores and twelve recycling centers, including AAP, in operation. Approximately $2.4 million of our cash at the end of the October 3, 2015 is held in Canadian banks and we expect that we will use approximately $0.6 million of this to settle certain accrued expenses in the fourth quarter of 2015 or early 2016.

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

Outstanding Indebtedness.  On January 24, 2011, we entered into a Revolving Credit, Term Loan and Security Agreement, as amended, (“Revolving Credit Agreement”) with PNC Bank, National Association (“PNC”) that provides us with a $15.0 million revolving line of credit.  The Revolving Credit Agreement has a stated maturity date of January 24, 2016, if not renewed.  The Revolving Credit Agreement includes a lockbox agreement and a subjective acceleration clause and, as a result, we have classified the revolving line of credit as a current liability. The Revolving Credit Agreement is collateralized by a security interest in substantially all of our assets and PNC is also secured by an inventory repurchase agreement with Whirlpool Corporation for Whirlpool purchases only.  We also issued a $750,000 letter of credit in favor of Whirlpool Corporation.  The Revolving Credit Agreement requires starting with the fiscal quarter ended March 29, 2014, and continuing at the end of each quarter thereafter, that we meet a minimum fixed charge coverage ratio of 1.1 to 1.0, measured on a trailing twelve-month basis.  The Revolving Credit Agreement limits investments we can purchase, the amount of other debt and leases we can incur, the amount of loans we can issue to our affiliates and the amount we can spend on fixed assets, along with prohibiting the payment of dividends. As of January 3, 2015, we were in compliance with all covenants under the Revolving Credit Agreement. As of April 4, 2015, July 4, 2015 and October 3, 2015, we were not in compliance with all covenants under the Revolving Credit Agreement. We are working with PNC to obtain an Amended Credit Agreement. There is no assurance that we will obtain such an Amended Credit Agreement.

The interest rate on the revolving line of credit is PNC Base Rate plus 1.75%, or 1-, 2- or 3-month PNC LIBOR Rate plus 2.75%.  The PNC Base Rate shall mean, for any day, a fluctuating per annum rate of interest equal to the highest of (i) the interest rate per annum announced from time to time by PNC at its prime rate, (ii) the Federal Funds Open Rate plus 0.5%, and (iii) the one-month LIBOR rate plus 1%.  As a result of our noncompliance with the covenants under the Revolving Credit Agreement, PNC elected to increase our interest rate on the revolving credit line to the PNC Base Rate plus 3.75%, with no alternative PNC LIBOR Rate available, effective September 1, 2015. As of October 3, 2015, the outstanding line of credit balance was $12.4 million with a weighted average interest rate of 7.00%, which included both PNC LIBOR Rate and PNC Base Rate loans.  As of January 3, 2015, the outstanding line of credit balance was $9.2 million with a weighted average interest rate of 3.30%, which included both PNC LIBOR Rate and PNC Base Rate loans.

The amount of borrowings available under the Revolving Credit Agreement is based on a formula using accounts receivable and inventories.  We may not have access to the full $15.0 million revolving line of credit due to the formula using accounts receivable and inventories, the amount of the letter of credit issued in favor of Whirlpool Corporation and the amount of outstanding loans between PNC and our AAP joint venture.  As of October 3, 2015, and January 3, 2015, our available borrowing capacity under the Revolving Credit Agreement was $1.9 million and $4.9 million, respectively.

On January 24, 2011, we entered into a $2.55 million Term Loan (“Term Loan”) with PNC Bank to refinance the mortgage on our California facility.  The Term Loan is payable as follows, subject to acceleration upon the occurrence of an event of default or termination of the Revolving Credit Agreement: 119 consecutive monthly principal payments of $21,000 plus interest commencing on February 1, 2011, and continuing on the first day of each month thereafter followed by a 120th payment of all unpaid principal, interest and fees on February 1, 2021. If the Revolving Credit Agreement is not renewed, a balloon payment of $1,253,750 in principal plus interest and additional fees will be due on January 24, 2016. The Term Loan is collateralized with our California facility located in Compton, California. The interest rate is PNC Base Rate plus 2.25%, or 1-, 2- or 3-month PNC LIBOR Rate plus 3.25%.  As a result of our noncompliance with the covenants under the Revolving Credit Agreement, PNC elected to increase our interest rate on the Term Loan to the PNC Base Rate plus 4.25%, with no alternative PNC LIBOR Rate available, effective September 1, 2015. As of October 3, 2015, and January 3, 2015, the weighted average interest rate was 7.50% and 3.45%, respectively. As a result of our non-compliance with the covenants in our Revolving Credit Agreement with PNC, as of October 3, 2015, we have classified the Term Loan with PNC as a current liability.

On March 10, 2011, ARCA Advanced Processing, LLC entered into three separate commercial term loans (“AAP Term Loans”) with Susquehanna Bank, pursuant to the guidelines of the U.S. Small Business Administration 7(a) Loan Program.  The total amount of the AAP Term Loans is $4.75 million, split into three separate loans for $2.1 million, $1.4 million and $1.25 million.  The AAP Term Loans mature in ten years and bear an interest rate of Prime plus 2.75%.  As of October 3, 2015, and January 3, 2015, the interest rate was 6.00%.  Borrowings under the AAP Term Loans are secured by substantially all of the assets of AAP along with liens on the business assets and certain personal assets of the owners of 4301 Operations, LLC. We are a guarantor of the AAP Term Loans along with 4301 Operations, LLC and its owners.

In March 2015, an entity controlled by the noncontrolling interest holders of AAP loaned AAP $325,000 through the issuance of promissory notes. The notes bear interest at an annual rate of 8%. In May 2015, one of the March 2015 notes totaling $125,000 was repaid in full by AAP. The remaining note totaling $200,000 is expected to be repaid with the revenues expected during the first quarter of 2016 from the disposal of refrigerants through carbon offset programs.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Impact of Inflation

Interest Rate Risk.  We do not believe there is any significant risk related to interest rate fluctuations on our long-term fixed-rate debt.  There is interest rate risk on the line of credit, PNC Term Loan and Susquehanna Bank Term Loans, since our interest rate floats.  The outstanding balance on our floating rate loans as of October 3, 2015, was approximately $17.1 million.  Based on average floating rate borrowings of $15.6 million, a hypothetical 100 basis point change in the applicable interest rate would have caused our interest expense to change for the three and nine months ended October 3, 2015, by approximately $35,000 and $117,000, respectively.

Foreign Currency Exchange Rate Risk.  We currently generate revenues in Canada.  The reporting currency for our consolidated financial statements is U.S. dollars.  It is not possible to determine the exact impact of foreign currency exchange rate changes; however, the effect on reported revenue and net earnings can be estimated.  We estimate that the U.S. dollar against the Canadian dollar had an immaterial impact on revenues and net income for the three and nine months ended October 3, 2015.  We do not currently hedge foreign currency fluctuations and do not intend to do so for the foreseeable future.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at October 3, 2015. Based on that evaluation, and because we have remediated the material weakness in internal control over financial reporting reported in our Annual Report on Form 10-K/A, our Chief Executive Officer and Chief Financial Officer concluded that, at October 3, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the third quarter of fiscal 2015, we implemented changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As disclosed in our amended Annual Report on Form 10-K/A for the year ended January 3, 2015, we concluded that we did not have adequate internal controls over financial reporting as of January 3, 2015. We had a material weakness in our internal control as we did not have adequate internal controls to address the risk of not accounting for the collection and therefore the remittance of sales taxes that were due under certain programs.

With the oversight of our management and the Audit Committee of our Board of Directors, we have implemented additional measures to remediate the underlying causes of the material weakness described above.  In addition to the recent management changes we have experienced, our remediation plan included updating our internal controls surrounding the review of the terms related to sales taxes in our recycling program contracts.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

PART II.        Other Information

Item 1.    Legal Proceedings

On March 6, 2015, a complaint was filed in United States District Court for the Central District of California by Jason Feola, individually and as a representative of a class consisting of purchasers of the Company’s common stock between March 15, 2012 and February 11, 2015, against Appliance Recycling Centers of America, Inc. and certain current and former officers of the Company.  Mr. Feola, pursuant to terms of his retainer agreement with The Rosen Law Firm, certified that he purchased 240 shares of the Company’s common stock for $984 in total consideration. In May 2015, the Company and the individual defendants were served the complaint. In July 2015, the Company and the individual defendants received an amended complaint. The complaint alleges that misstatements and omissions occurred in press releases and filings by the Company with the Securities and Exchange Commission and that these misstatements or omissions constitute violations of Section 20 (a) and Section 10(b) of, and Rule 10b-5 under, the Securities Exchange Act of 1934.  In October 2015, the court held a hearing on the Company's motion to dismiss the complaint.The Company is awaiting a ruling from the court on such motion. This matter has been submitted to our insurance carrier and we intend to contest vigorously the claims made in the complaint.
On November 6, 2015, a complaint was filed in the Minnesota District Court for Hennepin County, Minnesota, by David Gray and Michael Boller, derivatively and on behalf of Appliance Recycling Centers of America, Inc., against twelve current and former officers and directors of the Company. The complaint alleges that the defendants breached their fiduciary duties, including by failing to adopt adequate internal controls for the Company, by approving false and misleading statements issued by the Company, and by causing the Company to violate generally accepted accounting principles and SEC regulations, and that the defendants have been unjustly enriched as a result thereof. The complaint seeks damages, disgorgement, an award of attorneys’ fees and other expenses, and an order compelling changes to the Company’s corporate governance and internal procedures. This matter has been submitted to our insurance carrier. We have not yet responded but intend to contest vigorously the claims made in the complaint.

Given the uncertainty of litigation and the preliminary stage of these cases, we cannot reasonably estimate the possible loss or range of loss that may result from these actions. The Company maintains directors and officers liability insurance policies that may reduce the Company’s exposure, if any. In the event the Company incurs a loss, the Company will pursue recoveries to the maximum extent available under these policies.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

As of October 3, 2015, ARCA had borrowings totaling $1.3 million on its Term Loan with PNC Bank, National Association (“PNC”) and $12.4 million under its $15 million Revolving Credit Agreement.  The PNC loan agreements (“Loan Agreements”) require ARCA to, among other things, satisfy certain financial covenants as of the end of each fiscal quarter.  A failure to satisfy any covenant constitutes an event of default under the Loan Agreements.  As of April 4, 2015,July 4, 2015 and October 3, 2015, ARCA was not in compliance with the foregoing covenants due to the losses recorded for each of the first three quarters of 2015.  ARCA has notified PNC of its non-compliance. We are working with PNC to obtain an Amended Credit Agreement. As a result of such non-compliance, ARCA has reclassified the Term Loan with PNC as a current liability until such point in time as we obtain a waiver for such non-compliance or enter into an Amended Credit Facility to replace the current facility that is set to mature January 24, 2016. As a result of our noncompliance with the covenants under the Revolving Credit Agreement, PNC elected to increase our interest rates on the revolving credit line to the PNC Base Rate plus 3.75%, and the Term Loan to the PNC Base Rate plus 4.25%, with no alternative PNC LIBOR Rates, effective September 1, 2015.

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

101**
The following materials from our Quarterly Report on Form 10-Q for the three-month and nine month periods ended October 3, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Cash Flows, (iv) the Notes to Consolidated Financial Statements, and (v) document and entity information.

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

Appliance Recycling Centers of America, Inc.
(Registrant)

Date:	November 19, 2015	By:	/s/ Edward R. Cameron
Edward R. Cameron
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 19, 2015	By:	/s/ Jeffery P. Ostapeic
Jeffery P. Ostapeic
Chief Financial Officer
(Principal Financial and Accounting Officer)