Form 10-K
period 2016-01-02
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2016-04-04
CIK 862861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the fiscal year ended January 2, 2016
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File No. 000-19621
 APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1454591 (I.R.S. Employer Identification No.)
175 Jackson Avenue North Suite 102, Minneapolis, Minnesota (Address of principal executive offices)	55343-4565 (Zip Code)
Registrant’s telephone number, including area code: 952-930-9000
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, without par value Title of each class	NASDAQ Capital Market Name of each exchange on which registered
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of $1.89 per share, as of July 4, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) was $10.3 million.
 As of March 29, 2016, there were outstanding 5,900,818 shares of the registrant’s Common Stock, without par value.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Shareholders to be held on May 18, 2016 are incorporated by reference into Part III hereof.

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

As a leading retailer and recycler of major household appliances, we generate revenues from:

1.	Retail sales of appliances at our ApplianceSmart stores.

2.	Fees charged for collecting and recycling appliances for utilities and other sponsors of energy efficiency programs.

3.	Fees charged for recycling and replacing old appliances with new ENERGY STAR® appliances for energy efficiency programs sponsored by electric and gas utilities.

4.	Sale of byproduct materials, such as metals, from appliances we recycle, including appliances processed at our joint venture, AAP, and collected through our ApplianceSmart stores.

5.	Sale of carbon offsets created by the destruction of ozone-depleting refrigerants acquired through various recycling programs.

We were incorporated in Minnesota in 1983, although through our predecessors we began our appliance retail and recycling business in 1976.  Our principal office is located at 175 Jackson Avenue North, Suite 102, Minneapolis, Minnesota 55343-4565.  References herein to our Company include our operating subsidiaries.  (See “Exhibits.”)

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

The EPA has been supportive of efforts by electric utilities and other entities that sponsor appliance recycling programs to ensure that the collected units are managed in an environmentally sound manner.  In October 2006, the EPA launched the Responsible Appliance Disposal (“RAD”) Program, a voluntary partnership program designed to help protect the ozone layer and reduce emissions of greenhouse gases.  Through the program, RAD partners use best practices to recover ozone-depleting chemicals and other harmful materials from old refrigerators, freezers, room air conditioners and dehumidifiers.  In 2010, ApplianceSmart became the first independent retailer in the country to become a RAD partner.  Because of our appliance recycling expertise, we were active participants in helping to design the RAD program and currently submit annual reports to the EPA to document the environmental benefits of our utility customers that are RAD partners have achieved through their recycling programs.

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
We currently have contracts to recycle, or to replace and recycle, appliances for approximately 144 utilities across North America.

In the past several years, we have seen continued interest from sponsors of energy efficiency initiatives that recognize the effectiveness of recycling and replacing energy inefficient appliances.  We are aggressively pursuing electric and gas utilities, public housing authorities and energy efficiency management companies going forward and expect that we will continue to submit proposals for various new appliance recycling and replacement programs accordingly.  However, for a variety of reasons, we still have a limited ability to project revenues from utility programs.  We cannot predict recycling volumes or if we will be successful in obtaining new contracts in 2016.

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

For many years, manufacturers relied on small appliance dealers to buy these specialty products to sell in their stores.  However, today small retailers are struggling to compete with large appliance chains as the ten largest retailers of major appliances account for more than 75% of the sales volume.  At the same time, expansion of big-box retailers that sell appliances has created an increase in the number of special-buy units, further straining the traditional outlet system for these appliances.  Because these special-buy appliances have value, manufacturers and retailers need an efficient management system to recover their worth.

Manufacturer Supply

We have entered into contracts for purchasing appliances that we sell in our ApplianceSmart stores or provide for utility appliance replacement programs.  These contracts, which have been extended through 2016, are with the following six major manufacturers:

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

Regional Processing Centers

On October 21, 2009, we entered into an Appliance Sales and Recycling Agreement (the “Agreement”) with GE acting through its GE Consumer & Industrial business (now referred to as GE Appliances).  Under the Agreement, GE sells all of its recyclable appliances generated from twelve states in the Northeast and Mid-Atlantic regions of the United States to us, and we collect, process and recycle such recyclable appliances.  The Agreement requires that we will only recycle, and will not sell for re-use or resale, the recyclable appliances purchased from GE.  We established a regional processing center (“RPC”) in Philadelphia, Pennsylvania, at which the recyclable appliances are processed.  The term of the Agreement is for a period of six years from the first date of collection of recyclable appliances, which was March 31, 2010. The contract with GE will expire on April 30, 2016 and is subject to a 90 day renewal option at the option of GE. If at any renewal date GE communicates that they do not intend to exercise their renewal option, the contract with GE will only continue for 30 days.

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

The Agreement required us to purchase and install a UNTHA Recycling Technology ("URT") materials recovery system, for which we are the exclusive North American distributor, to enhance the capabilities of the RPC in Philadelphia.  We completed the installation of the URT materials recovery system in the third quarter of 2011.  The URT materials recovery system recovers approximately 95 percent of the foam insulation from refrigerators; reduces typical landfill waste of the refrigerator by 83 percent by weight; lowers greenhouse gas and ozone-depleting substance emissions recovered from insulating foam compared with what typically happens in the industry today; and recovers high-quality plastics, aluminum, copper, steel and pelletized foam from refrigerators that can be used to make new products or for other beneficial use.

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

Growth Strategy

In November 2015, JACO Environmental, our largest competitor in the utility energy efficiency space went into receivership. This was a surprise within the industry and resulted in a considerable spike in call volume from former and prospective customers that desired to respond to their ratepayers' concerns related to open orders and from utility appliance recycling program managers that desired to restart their programs. We have been responding to requests for proposal and entering into new contracts with utility customers. We have also been working with our existing customers to adjust pricing on programs to address the loss in revenues that we have experienced and continue to experience as a result of the significant declines and low values of the byproducts we sell, including ferrous and non-ferrous metals.

We continue to see interest from sponsors of energy efficiency programs across the country that recognize the effectiveness of recycling energy inefficient appliances, and in some cases, replacing inefficient appliances with new, highly efficient ENERGY STAR® models.  We believe appliance replacement programs will continue to expand, and we are continuing to aggressively pursue this segment of customers in 2016. We expect that we will continue to meet with sponsors of appliance recycling and replacement programs and submit proposals highlighting our comprehensive service options.

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

We completed the installation of the URT materials recovery system during the third quarter of 2011. We continue to make additional improvements at AAP to improve operational efficiency and plan to continue to evaluate opportunities to increase labor efficiencies and further streamline operations in 2016. The current market conditions for the commodities that we sell have caused us to re-evaluate the volume of activity that we are processing with GE. We continue to adjust our relationship with GE and other suppliers of materials to ensure that we are operating the AAP facility in the most cost effective manner. In the event that commodity prices recover, we are poised to expand our volume of business that we process for these suppliers when the benefits of processing appliances exceed the freight costs to AAP.

We may consider opening new ApplianceSmart stores in markets in which we currently have operations to benefit from operational and marketing efficiencies of scale.  Although we are not currently considering expansion to new markets in the United States, we would evaluate demographic, economic and financial information as well as the facility and proposed lease terms when considering any new store location.

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

At our Philadelphia recycling center, which is operated through the joint venture AAP, we recycle appliances for GE and other customers including certain utility customers with proximity to AAP.  We process the appliances according to the procedures described above to remove environmentally damaging components and substances.  In the third quarter of 2011, we began processing refrigerators and freezers with our URT system to recover the CFCs in polyurethane foam insulation that cause global warming and ozone depletion.

We are aggressively pursuing additional utility customers, but have a limited ability to project revenues from new utility programs in 2016 and thereafter.  We cannot predict recycling or replacement volumes. However, we have been successful to date in obtaining new contracts in 2016 with new and former customers across the country.

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

	2015	2014
Retail	58.7%	51.2%
Recycling	32.1	35.1
Byproduct, including carbon offsets	9.2	13.7
	100.0%	100.0%

During fiscal years 2015 and 2014, we operated two reportable segments: retail and recycling.  The retail segment is comprised of sales generated through our ApplianceSmart stores.  Our recycling segment includes all fees charged for collecting, recycling and installing appliances for utilities and other customers and includes byproduct revenue, which is generated primarily through the recycling of appliances.  In 2015 and 2014, we consolidated AAP in our financial statements.  Sales generated by AAP are included in byproduct revenues in our recycling segment.  Financial information about our segments is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 13 of “Notes to Consolidated Financial Statements.”

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

Employees

On March 1, 2016, including those working at AAP, we had 332 full-time employees and 3 part-time employees, distributed approximately as follows:

1.	38% of our employees, including management, provide customer service, appliance collection, transportation and processing services at our recycling centers.

2.	52% of our employees, including management, work in our retail stores.

3.	10% of our employees are corporate management and support staff.

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

Our recycling operations process for sale certain recyclable materials, including steel, aluminum and copper, all of which are subject to significant market price fluctuations. The majority of the recyclables we process for sale are steel and non-ferrous metals. The fluctuations in the market prices or demand for such commodity items, particularly demand from China and Turkey, can affect our future operating income and cash flows negatively, such as we experienced in 2015 and 2014. As we have increased the size of our recycling operations, we have also increased our exposure to commodity price fluctuations.

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

Although we receive all of their recyclable appliances generated from twelve states in the Northeast and Mid-Atlantic regions of the United States, the volume of recyclable appliances under the contract with GE is not guaranteed. Also, the contract with GE is set to expire in March 2016.

The operations of AAP and the Company's Louisville, KY RPC are materially dependent on the volume of appliances acquired from GE.  However, GE has not guaranteed any specific volume of appliances under the contract.  Also, the Louisville RPC needs volume in addition to the volume from GE to operate successfully.  The contract with GE is for a period of six years from the first date of collection, which was March 31, 2010, of recyclable appliances from GE’s Northeast and Mid-Atlantic delivery areas. The contract with GE will expire on April 30, 2016 and is subject to a 90 day renewal option at the option of GE. If at any renewal date GE communicates that they do not intend to exercise their renewal option, the contract with GE will only continue for 30 days. If GE elects not to renew the contract, the operations of AAP and the Company's Louisville, KY RPC may need to be curtailed.

We could incur charges due to impairment of long-lived assets.

As of January 2, 2016, we had long-lived asset balances of $11.0 million, which are subject to periodic testing for impairment. See Note 2 of Notes to Consolidated Financial Statements for further information. A significant amount of judgment is involved in the periodic testing. Failure to achieve sufficient levels of cash flow generated from operations at AAP could result in impairment charges for the related fixed assets, which could have a material adverse effect on our reported results of operations. Impairment charges, if any, resulting from the periodic testing would be non-cash.

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

The success of our business and our growth strategy depend to a significant degree on our relationships with our suppliers. Our largest suppliers include Electrolux, GE Appliances, Whirlpool, LG, Samsung and Bosch. We do not have long-term supply agreements or exclusive arrangements with our major suppliers. We typically order our inventory through the issuance of individual purchase orders to vendors. We have no contractual assurance of the continued supply of merchandise in the amount and assortment we currently offer our customers and we may be subject to rationing by suppliers. In addition, we rely heavily on a relatively small number of suppliers. Our top three suppliers represented approximately 75%, of our appliance purchases in fiscal 2015. The loss of any one or more of our key suppliers or our failure to establish and maintain relationships with these and other suppliers could materially adversely affect our supply and assortment of products, as we may not be able to find suitable replacements to supply products at competitive prices.

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

Our business is dependent largely upon our ability to obtain new contracts and continue existing contracts for appliance recycling services and appliance replacement programs with utility companies and other sponsors of energy efficiency programs.  Contracts with these entities generally have initial terms of one to three years, with renewal options and early termination clauses.  However, some contracts are for programs that are non-recurring.  Although we continue to respond to utility companies and other sponsors of energy efficiency programs requesting bids for upcoming recycling services, we are still dependent on certain customers for a large portion of our revenues. Our major utility customers accounted for approximately 25% and 28% of our total revenues for 2015 and 2014, respectively.  The loss or material reduction of business from any of these major customers could adversely affect our revenues and profitability.  While we wish to add new recycling and appliance replacement contracts in 2016 and beyond, we cannot assure you that our existing contracts will continue, that they will be sufficiently profitable, that existing customers will continue to use our services at current levels or we will be successful in obtaining new recycling and replacement contracts going forward.

Our revenues from recycling contracts are subject to seasonal fluctuations and are dependent on the utilities’ advertising and promotional activities for contracts in which we do not provide advertising services.

In our business with utility companies, we experience seasonal fluctuations that impact our operating results.  Our recycling revenues are generally higher during the second and third calendar quarters and lower in the first and fourth calendar quarters, due largely to the promotional activity schedules of which we have no control in advertising programs managed by the utilities. Our staff communicates client-driven advertising activities internally in an effort to achieve an operational balance.  We expect that we will continue to experience such seasonal fluctuations in recycling revenues.

We may need new capital to fully execute our growth strategy.

Our business involves providing comprehensive, integrated appliance recycling and replacement services and operating a chain of retail stores.  This commitment will require a significant continuing investment in capital equipment and leasehold improvements and could require additional investment in real estate.

Our total capital requirements will depend on, among the other things discussed in this annual report, the number of recycling centers and the number and size of retail stores operating during 2016 and thereafter.  Currently, we have eighteen retail stores and twelve recycling centers, including AAP, in operation.  If our revenues are lower than anticipated, our expenses are higher than anticipated or our line of credit cannot be maintained, we will require additional capital to finance our operations or AAP’s operation.  Even if we are able to maintain our line of credit, we may need additional equity or other capital in the future.  Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (including the issuance of preferred stock) or other securities.  We cannot assure you that any additional sources of financing or new capital will be available to us, available on acceptable terms or permitted by the terms of our current debt agreements.  In addition, if we sell additional equity to raise funds, all outstanding shares of common stock will be diluted.

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

On January 22, 2016, we entered into a Revolving Credit, Term Loan and Security Agreement, as amended, (“Revolving Credit Agreement”) with PNC Bank, National Association (“PNC”) that provides us with a $15.0 million revolving line of credit.  The Revolving Credit Agreement has a stated maturity date of January 31, 2017, if not renewed.  The Revolving Credit Agreement includes a lockbox agreement and a subjective acceleration clause and, as a result, we have classified the revolving line of credit as a current liability.  The Revolving Credit Agreement is collateralized by a security interest in substantially all of our assets, and PNC is also secured by an inventory repurchase agreement with Whirlpool Corporation for Whirlpool purchases only.  We also issued a $750,000 letter of credit in favor of Whirlpool Corporation.  The Revolving Credit Agreement requires that we meet certain minimum level of earnings before interest, taxes, depreciation and amortization and/or a fixed charge coverage ratio of 1.1 to 1.0.  The Revolving Credit Agreement limits investments we can purchase, the amount of other debt and leases we can incur, the amount of loans we can issue to our affiliates and the amount we can spend on fixed assets along, with prohibiting the payment of dividends.

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

Currently, Edward R. (Jack) Cameron, President of our recycling segment, beneficially owns approximately 10.2% of our common stock.  Isaac Capital Group, LLC/Jon Isaac., Medallion Capital, Inc. and Abacab Capital Management LLC own approximately 10.0%, 7.9% and 7.4%, respectively, of our outstanding common shares.  Three of our current directors are also on the board of directors of Live Ventures, Inc. a publicly held corporation controlled by Isaac Capital Group, LLC and led by Jon Isaac as its President and Chief Executive Officer. Because of such ownership, our principal shareholders may be able to significantly, and possibly adversely, affect our corporate decisions, including the election of the board of directors.

Future sales of shares of our common stock in the public market may negatively affect our stock price.

Future sales of our common stock, or the perception that these sales could occur, could have a significant negative effect on the market price of our common stock.  In addition, upon exercise of outstanding options, the number of shares outstanding of our common stock could increase substantially.  This increase, in turn, could dilute future earnings per share, if any, and could depress the market value of our common stock.  Dilution and potential dilution, the availability of a large amount of shares for sale, and the possibility of additional issuances and sales of our common stock may negatively affect both the trading price of our common stock and the liquidity of our common stock.  These sales also might make it more difficult for us to raise capital through the sale of equity securities or equity-related securities in the future at a time and price that we would deem appropriate.

The trading volumes in our common stock are highly variable, which could adversely affect the value and liquidity of your investment in our common stock.

There is only a limited trading market for our common stock, which is listed on the NASDAQ Capital Markets.  Transactions in our common stock may lack the volume and liquidity necessary to maintain an orderly trading market and this could result in both depressed and highly variable trading prices. Sales of substantial amounts of common stock into the public market at the same time could adversely affect the market price of our common stock. The trading volume and market price of our common stock could also be adversely affected if we do not maintain our listing on the NASDAQ Capital Markets.

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

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We are currently a defendant in two such lawsuits and, due to volatility of our stock price, we may in the future be the target of other securities litigation. Such lawsuits generally result in the diversion of management's time and attention away from business operations, which could harm our business. In addition, the costs of defense and any damages resulting from litigation, a ruling against us, or a settlement of the litigation could adversely affect our financial results.

The liquidity of our common stock could be adversely affected if we do not maintain our listing on the NASDAQ Capital Market.

On February 17, 2016, we received a letter from The NASDAQ Stock Market notifying us that our closing bid price for our Common Stock has been below a $1.00 per share, and therefore it no longer complies with the minimum bid price requirement for continued listing on The NASDAQ Capital Market. Should we not regain compliance with the minimum bid price requirement by August 15, 2016, we could be subject to delisting. Any delisting of our stock could adversely impact the liquidity of our common stock.

We do not intend to declare dividends on our stock in the foreseeable future.

We have never declared or paid cash dividends on our common stock.  We currently intend to retain all future earnings, if any, for the operation and expansion of our business and, therefore, do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future.  Any payment of cash dividends on our common stock will be at the discretion of our board of directors, will require approval by our lender and will depend upon our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions and other factors deemed relevant by our board of directors.  Therefore, dividend income should not be expected from shares of our common stock.

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

Our executive offices are located in Minneapolis, Minnesota, in a leased facility consisting of 12,000 square feet of office space. We also own and use a building in Compton, California, with 9,000 square feet of office space and 36,000 square feet of warehouse and processing space.

As of January 2, 2016, we operated eighteen stores in four states with an average square footage of 30,700 square feet. Four of these stores also have production or recycling space.

Market	Stores
Minnesota	8
Ohio	4
Georgia	4
Texas	2
Total	18

We lease all of our retail store facilities.  We generally attempt to negotiate lease terms of five to ten years that include options to renew for our retail stores.

We operate twelve processing and recycling centers.  One is located in the facility that we own in Compton, California.  Ten are leased facilities we operated in Dartmouth, Nova Scotia; Oakville, Ontario; St. Paul, Minnesota; San Antonio, Texas; Decatur, Illinois; Franklin, Massachusetts; Commerce City, Colorado; Kent, Washington; Tualatin, Oregon; and Louisville, Kentucky.  Our recycling centers typically range in size from 6,000 to 42,000 square feet.  We are also operating the AAP processing and recycling center located in Philadelphia, Pennsylvania, which leases an 80,000-square-foot facility.

We believe that we may require additional facilities to respond to future needs in ARCA Recycling, Inc..

ITEM 3.	LEGAL PROCEEDINGS

On March 6, 2015, a complaint was filed in United States District Court for the Central District of California by Jason Feola, individually and as a representative of a putative class consisting of purchasers of the Company’s common stock between March 15, 2012 and February 11, 2015, against Appliance Recycling Centers of America, Inc. and certain current and former officers of the Company.  Mr. Feola, pursuant to terms of his retainer agreement with The Rosen Law Firm, certified that he purchased 240 shares of the Company’s common stock for $984 in total consideration. On May 7, 2015, the Company and the individual defendants were served the complaint. In July 2015, the Company and the individual defendants received an amended complaint. The complaint alleges that misstatements and omissions occurred in press releases and filings by the Company with the Securities and Exchange Commission and that these misstatements or omissions constitute violations of Section 20 (a) and Section 10(b) of, and Rule 10b-5 under, the Securities Exchange Act of 1934.  In October 2015, the court held a hearing on the Company's motion to dismiss the complaint. On November 24, 2015, the United States District Court for the Central District of California entered an order granting the motion to dismiss the amended complaint. The Court’s order provided that the dismissal was without prejudice and that the plaintiffs could file an amended complaint within 21 days of the issuance of the order. On December 15, 2015, the Company and the individual defendants were served with a second amended complaint. In January 2016, we filed a motion to dismiss the second amended complaint and expect a court hearing on the motion to dismiss to be held in May 2016. This matter has been forwarded to our insurance carriers and we intend to contest vigorously the claims made in the complaint.
On November 6, 2015, a complaint was filed in the Minnesota District Court for Hennepin County, Minnesota, by David Gray and Michael Boller, purporting to bring suit derivatively on behalf of the Company against twelve current and former officers and directors of the Company. The complaint alleges that the defendants breached their fiduciary duties based on substantially similar allegations to those asserted in Mr. Feola's putative securities class action complaint, and that the defendants have been unjustly enriched as a result thereof. The complaint seeks damages, disgorgement, an award of attorneys’ fees and other expenses, and an order compelling changes to the Company’s corporate governance and internal procedures. This matter has been stayed by the court, pursuant to a stipulation of the parties, until the United States District Court for the Central District of California determines the legal sufficiency of Mr. Feola's complaint or other specified developments occur in that case. This matter has been submitted to our insurance carriers.
Given the uncertainty of litigation and the preliminary stage of these cases, we cannot reasonably estimate the possible loss or range of loss that may result from these actions. The Company maintains liability insurance policies that may reduce the Company’s exposure, if any.

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

In 2007, we entered into an agreement with AMTIM Capital, Inc. (“AMTIM”) to act as our representative to market our recycling services in Canada under an arrangement that pays AMTIM for revenues generated by recycling services in Canada as set forth in the agreement between the parties.  A dispute has arisen between AMTIM and us with respect to the calculation of amounts due to AMTIM pursuant to the agreement.  In a lawsuit against us, AMTIM claims a discrepancy of approximately $2.0 million in the calculation of fees due to AMTIM by us.  We commenced an action in the U.S. District Court for a determination of the parties’ rights under the agreement.  AMTIM started its own action in Ontario, Canada, against us for amounts it claims are due pursuant to the agreement.  We moved the Canadian court for a stay of that action pending the U.S. action.  AMTIM requested the U.S. District Court to stay the U.S. action pending resolution of the Canadian court action.  AMTIM’s motion was denied by the U.S. District Court and as a result, we obtained a default judgment against AMTIM approving the manner in which we have historically calculated fees due to AMTIM.  Shortly thereafter, the Canadian court dismissed our motion to stay the Canadian action.  We thereafter sought dismissal of the Canadian action for lack of jurisdiction of the Canadian courts.  That motion was denied by the Canadian court.  We appealed that denial and the Canadian appellate court upheld the denial indicating the Company’s position may support a dismissal ruling on other grounds.  We moved for dismissal on such other grounds and the Canadian lower court denied that motion.  The Company, thereafter, appealed that decision to the Ontario appellate court.  The appellate court denied the Company’s appeal, allowing the case to go forward to trial.  The Company thereafter petitioned the Supreme Court of Canada for review of the lower appellate court's decision which petition was denied. The case will now proceed to trial in the Canadian Courts. Although the outcome is uncertain, we believe the possibility of a material loss is remote.

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

	High	Low
2015
First Quarter	$3.03	$1.96
Second Quarter	2.14	1.74
Third Quarter	1.89	1.04
Fourth Quarter	1.25	0.61

2014
First Quarter	$3.32	$2.80
Second Quarter	4.20	2.68
Third Quarter	4.23	2.79
Fourth Quarter	2.95	2.56

On March 29, 2016, the last reported sale price of our common stock on the NASDAQ Capital Market was $1.09 per share.  As of March 29, 2016, there were 112 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers.

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

Overview

We operate two reportable segments: recycling and retail.  Our recycling segment includes all income generated from collecting, recycling and installing appliances for utilities and other customers and includes a significant portion of our byproduct revenue, which is primarily generated through the recycling of appliances.  Our recycling segment also includes all income generated from our agreement with General Electric (“GE”) acting through its GE Appliances business component.  GE sells its recyclable appliances in certain regions of the United States to us and we collect, process and recycle the appliances.  These appliances include units manufactured by GE as well as by other manufacturers.  The agreement requires that we will only recycle, and will not sell for re-use or resale, the recyclable appliances purchased from GE.  We have established Regional Processing Centers (“RPCs”) in Philadelphia and Louisville to support our agreement with GE.  The RPC in Philadelphia is operated by ARCA Advanced Processing, LLC (“AAP”) through a joint venture agreement between ARCA and 4301 Operations, LLC (“4301”). The current market conditions and steep declines in the prices of the commodities that we sell have caused us to re-evaluate the volume of activity that we are processing with GE. We continue to adjust our relationship with GE and other suppliers of appliances to ensure that we are operating the AAP facility in the most cost effective manner. In the event that commodity prices recover, we are poised to expand our volume of business that we process for these suppliers when the benefits of processing appliances exceed the freight costs to transport such appliances to AAP. Our retail segment is comprised of income generated from the sale of appliances through ApplianceSmart® stores and includes a small portion of our byproduct revenues from collected appliances.

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

We believe the concept of the GE contract and AAP model are the future of appliance recycling and hope to open similar but smaller centers throughout the United States. However, the current prices of the byproducts that we sell from our recycling activities make it difficult to support similar centers at this point in time.  We cannot predict when these potential centers may open or if the appropriate volumes can be obtained to support the concept at future locations.

Revenues and earnings in our recycling segment are impacted by seasonal variances, with the second and third quarters generally having higher levels of revenues and earnings.  This seasonality is due primarily to our utility customers supporting more marketing and advertising during the spring and summer months.  Our customers tend to promote the recycling programs more aggressively during the warmer months because they believe more people want to clean up their garages and basements during that time of the year.  However, the GE agreement and the addition of some customers shifting to marketing their appliance recycling programs year-round have helped to mitigate seasonality.

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

Over the last twelve months, recycling-only programs have continued to report declining revenues and volumes. We believe factors impacting this reduction include intense competition on pricing in the industry and a declining number of utility program-eligible refrigerators manufactured before 1993 energy standards took effect. We also experienced declining revenues and volumes from our appliance replacement programs. The reduction in our appliance replacement program revenues can be attributed to delays in customers obtaining PUC approval to continue their programs, timing of advertising to support their programs and the management of our customers' overall energy efficiency programs resulting in later deliveries of the replacement units under such programs.

Our recycling segment, and to a lesser degree our retail segment, has been materially impacted by the rapid and prolonged decline in the selling prices of the commodity byproducts that we sell. Overall, we have experienced a $7.7 million decline in our byproduct revenues. In response to this significant decline in revenues we have been working with our utility customers to adjust our selling prices for the programs that we offer them. We have been successful with many of our contract renewals with implementing new pricing that reduces our dependence on the recovery of the commodity markets in which we sell byproducts of our recycling operations.

Our retail segment is similar to many other retailers in that it is seasonal in nature.  Historically, the fourth quarter is our weakest quarter in terms of both revenues and earnings.  We believe this is primarily because the fourth quarter includes several holidays during which consumers tend to focus less on purchasing major household appliances.

We derive revenues from the sale of carbon offsets created by the destruction of ozone-depleting CFCs captured at our ARCA and AAP regional processing centers. We expect to create carbon offsets and derive revenues in the future through California’s market, but cannot predict the amount or frequency of carbon offset sales. Carbon offset sales are dependent on market conditions, including demand and acceptable market prices. During the year ended January 2, 2016, the combination of ARCA and AAP recognized $0.8 million in carbon offset revenues compared to $1.0 million during the year ended January 3, 2015. We are currently working on the sale of carbon offsets and expect to complete these transactions in early 2016. This is anticipated to result in carbon offset revenues of approximately $1.7 million if the carbon offsets are approved in 2016. In addition we have accumulated refrigerants for destruction under our carbon offset program which is expected to result in further carbon offset revenues of approximately $0.9 million by the end of 2016.

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

Reporting Period.  We report on a 52- or 53-week fiscal year.  Our 2015 fiscal year (“2015”) ended on January 2, 2016, and included 52 weeks.  Our 2014 fiscal year (“2014”) ended on January 3, 2015, and included 53 weeks.

Results of Operations

The following table sets forth our consolidated financial data as a percentage of total revenues for fiscal years 2015 and 2014:

	2015	2014
Revenues:
Retail	58.7%	51.2%
Recycling	32.1	35.1
Byproduct	9.2	13.7
Total revenues	100.0	100.0
Cost of revenues	77.2	74.9
Gross profit	22.8	25.1
Selling, general and administrative expenses	26.4	23.1
Operating income (loss)	(3.6)	2.0
Other income (expense):
Interest expense, net	(1.2)	(0.8)
Other income (expense), net	(0.2)	—
Income (loss) before income taxes and noncontrolling interest	(5.0)	1.2
Provision for (benefit of) income taxes	(1.6)	0.5
Net income (loss)	(3.4)	0.7
Net income (loss) attributable to noncontrolling interest	1.1	—
Net income (loss) attributable to controlling interest	(2.3)%	0.7%

The following table sets forth the key results of operations by segment for fiscal years 2015 and 2014 (dollars in millions):

	2015	2014	% Change
Revenues:
Retail	$66.2	$68.0	(2.6)%
Recycling	45.6	62.9	(27.5)%
Total revenues	$111.8	$130.9	(14.6)%
Gross profit:
Retail	$17.5	$17.9	(2.2)%
% of revenues	26.4%	26.3%
Recycling	$7.9	$14.9	(46.7)%
% of revenues	17.4%	23.7%
Total gross profit	$25.4	$32.8	(22.6)%
% of revenues	22.8%	25.1%
Operating income (loss):
Retail	$(1.8)	$(1.8)	(2.9)%
Recycling	(1.7)	5.0	(133.5)%
Unallocated corporate costs	(0.6)	(0.7)	4.9%
Operating income (loss)	$(4.1)	$2.5	(264.0)%

Our total revenues of $111.8 million for 2015 decreased $(19.1) million, or 15%, from $130.9 million in 2014.  The change in revenues was attributed primarily to the following factors:

Retail Segment

•	Same-store sales declined by $1.4 million compared with the prior year. Sales were lower in fiscal 2015 as there were 52 weeks as compared with 53 weeks in fiscal 2014.

•	Byproduct revenues from our retail segment activity declined $0.4 million compared to the prior year.

Recycling Segment

•	Appliance replacement program revenues decreased by $9.6 million compared with the prior year.

•	Recycling-only program revenues declined $0.5 million compared with the prior year.

•	Carbon offset revenues decreased $0.1 million in 2015.

•	Other byproduct revenues from our recycling segment activity declined by $2.8 million compared to the prior year.

•	AAP revenues, excluding carbon offsets, decreased by $4.3 million compared with the prior year.

Recycling segment revenues accounted for 41% of total revenues in 2015 compared with 48% in 2014. Recycling segment revenues and retail segment revenues each include a portion of byproduct revenues.  In both 2015 and 2014, the recycling segment accounted for approximately 94% of byproduct revenues. The decrease in replacement program revenues impacted the overall mix of revenues between the recycling and retail segments in 2015 compared with 2014. Future revenues and related earnings from appliance replacement programs are uncertain and may fluctuate significantly from year to year. Factors impacting future appliance recycling-only and appliance replacement program revenues and earnings include the type and scope of energy efficiency programs approved by regulatory agencies, competitive bidding, contract changes, non-renewals and early cancellations.

Our operating loss of $(4.1) million for 2015 decreased $6.6 million, or 264%, compared with an operating income of $2.5 million in 2014.  The change in operating income was attributed to several factors, including:

Retail Segment

•	Operating profit for the retail segment was consistent with approximately $1.8 million loss in both 2015 and 2014.

•	Other operating expenses declined $0.4 million in 2015 when compared with 2014, primarily the result lower advertising and retail store expenses.

•
Gross profit decreased by $0.4 million compared with 2014, primarily the result of one less week of sales in 2015, lower byproduct revenues, higher costs associated with store remodels and relocations, offset somewhat by higher warranty revenues.

Recycling Segment

•	Operating profit for the recycling segment declined $6.7 million to a loss of $1.7 million in 2015 from a profit of $5.0 million in 2014.

•	The impact of lower appliance replacement volumes and appliance recycling-only programs for ARCA resulted in a $1.3 million reduction in gross profit during 2015.

•	Byproduct revenues declined by $2.9 million for ARCA.

•	Carbon offset revenues in 2015 decreased by $0.2 million compared with 2014.

•	Gross profit for AAP decreased $2.6 million compared to 2014 as a result of declines in byproduct revenues resulting from reduced volumes processed and pricing of the products that AAP sells.

•	Other operating expense reductions of $0.3 million favorably impacted operating profit in 2015 when compared to 2014.

Unallocated corporate costs decreased by $0.1 million compared with 2014.

Revenues.  Revenues for the fiscal years of 2015 and 2014 were as follows (dollars in millions):

	2015	2014	% Change
Retail	$65.6	$67.0	(2.1)%
Recycling	35.9	45.9	(21.9)%
Byproduct	10.3	18.0	(42.6)%
	$111.8	$130.9	(14.6)%

Retail Revenues.  Our retail revenues of $65.6 million for 2015 decreased $1.4 million, or 2.1%, from $67.0 million in 2014.  Same-store appliance revenues from ApplianceSmart stores operating during the entire fiscal years of 2015 and 2014 declined 2.1% compared with 2014. The decline in revenues can be attributed to there being 52 weeks in fiscal 2015 as compared with 53 weeks in fiscal 2014 and lower out-of-carton merchandise in fiscal 2015. We continue to investigate strategies to improve our sales of out-of-carton merchandise and warranty products that we offer to our customers, both of which yield higher margins.

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

Recycling Revenues.  Our recycling revenues of $35.9 million for 2015 decreased $10.0 million, or 21.9%, from $45.9 million in 2014.  Recycling revenues are comprised of two components: (1) appliance recycling revenues generated by collecting and recycling appliances for utilities and other sponsors of energy efficiency programs and (2) appliance replacement revenues generated by recycling and replacing old appliances with new energy efficient models for programs sponsored by utility companies.  Appliance recycling revenues decreased 4.0% to $11.3 million in 2015 compared with $11.8 million in 2014, due primarily to lower volumes and price compression within certain contracts.  Appliance replacement revenues decreased 28.0% to $24.6 million in 2015 compared with $34.1 million in 2014, due primarily to lower volumes and the mix of appliance replacements. Future appliance recycling and appliance replacement revenues are uncertain and may fluctuate significantly from period to period. We aggressively pursue new appliance recycling and replacement contracts along with renewing our current contracts throughout North America but cannot predict if we will be successful in signing new contracts or renewing existing contracts. There are two significant drivers that are expected to impact our recycling segment revenues. The receivership of Jaco Environmental in November 2015 has resulted in a considerable increase in demand for our service offerings as utility customers around the country seek qualified suppliers to service their appliance recycling programs. Countering this growth have been the recent declines from certain utility customers that have discontinued their appliance recycling programs. We anticipate that we will be replacing less profitable programs with existing customers with programs that are less revenue dependent on the byproduct revenues.

Byproduct Revenues.  Our byproduct revenues of $10.3 million for 2015 decreased $7.7 million or 42.6% from $18.0 million in 2014.  The decrease in byproduct revenues was primarily the result of the following factors:

•	Revenues related to carbon offset sales decreased $0.2 million to $0.8 million in 2015 compared with 2014.

•
Byproduct revenues include all revenues generated by AAP. AAP revenues, excluding $0.3 million in carbon offset sales mentioned above, decreased $4.3 million in 2015, to $6.5 million, compared with 2014. The decrease was due primarily to declines in average steel and non-ferrous metal scrap prices per gross ton and a reduction in the number of appliances processed.

We cannot predict byproduct material prices and results can vary significantly from period to period. At the present time we expect to generate an increase in carbon offset revenues in 2016 to that generated in 2015, but cannot predict the amount or timing of carbon offset sales. Carbon offset sales are dependent on market conditions, including demand and acceptable market prices. We have continued to experience declines in average steel and non-ferrous scrap prices throughout 2015 and expect that in 2016 there will be continued pressure on our byproduct revenues until such point in time that the average selling prices for such commodities recover to levels that we have experienced in recent years.

Total Gross Profit.  Our gross profit of $25.4 million in 2015 decreased $7.4 million, or 22.4%, compared with $32.8 million in 2014.  Gross profit as a percentage of total revenues decreased to 22.8% in 2015 compared with 25.1% in 2014.

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

Retail Segment Gross Profit. Gross profit in our retail segment decreased to $17.5 million in 2015 compared with $17.9 million in 2014.  Gross profit as a percentage of related revenues increased to 26.4% in 2015 compared with 26.3% in 2014. Retail segment gross profit decreased by $0.4 million compared with 2014, primarily the result of one less week of sales in 2015 and and lower byproduct revenues, higher costs associated with store remodels and relocations, offset somewhat by higher warranty revenues. We incurred approximately $0.3 million in connection with store remodels and relocations this year that resulted in reduced retail lease occupancy rates in 2016 and beyond. We anticipate that we should see savings of approximately $0.5 million per year in 2016 as a result of these activities. We continue to evaluate strategies for addressing our underperforming stores, from right-sizing showroom space to closure.

Recycling Segment Gross Profit. Gross profit in our recycling segment decreased to $7.9 million in 2015 compared with $14.9 million in 2014. Gross profit as a percentage of related revenues was 17.4% in 2015 compared with 23.7% in 2014. The decrease in gross profit was driven primarily by the following factors:

•	The impact of lower appliance replacement volumes and appliance recycling-only programs for ARCA resulted in a $1.3 million reduction in gross profit during 2015.

•	Byproduct revenues declined by $2.9 million for ARCA.

•	Carbon offset revenues in 2015 decreased by $0.2 million compared with 2014.

•	Gross profit for AAP decreased $2.6 million compared to 2014 as a result in declines in byproduct revenues resulting from reduced volumes processed and pricing of the products that AAP sells.

Selling, General and Administrative Expenses.  Our selling, general and administrative (“SG&A”) expenses of $29.6 million for 2015 decreased $0.7 million or 2.3% compared with $30.3 million in 2014.  Our SG&A expenses as a percentage of total revenues increased to 26.4% in 2015 compared with 23.1% in 2014.

The decrease in selling, general and administrative expenses was due primarily to lower sales commissions resulting from lower sales and reduced occupancy costs resulting from lease reductions amounting to $0.5 million and lower operating costs at AAP of approximately $0.2 million. We anticipate that we should experience a decrease in our legal expense in 2016 by approximately $0.5 million with reduced activity on the class action complaint and other sales and use tax contingencies as compared with the 2015 levels experienced.

Provision for (Benefit from) Income Taxes.  For 2015, we recorded a benefit for income taxes of $1.7 million. For 2014, we recorded a provision for income taxes of $0.7 million.

We maintained a valuation allowance of $0.6 million against our state net operating loss carryforward, foreign tax credits and capital loss carryforward deferred tax assets as of January 2, 2016 and January 3, 2015.

Noncontrolling Interest.  Noncontrolling interest represents 4301’s share of AAP’s net (income) loss.  Under the AAP joint venture agreement, ARCA and 4301 each have a 50% interest in AAP.  AAP reported a net loss of $2.4 million for 2015, that included carbon offset revenues of $0.3 million. This compared with AAP's reported net income of $48,000 for 2014, which included carbon offset revenues of $0.3 million.

Liquidity and Capital Resources

Summary.  Cash and cash equivalents as of January 2, 2016 were $2.0 million compared with $3.5 million as of January 3, 2015.  Net working capital, the excess of current assets over current liabilities, decreased to $4.5 million as of January 2, 2016 compared with $9.6 million as of January 3, 2015.

Operating Activities.  Our net cash used in operating activities was $3.4 million in 2015 compared with net cash provided by operating activities of $3.6 million in 2014.  The increase in net cash used in operating activities for the year ended January 2, 2016, was related primarily to the net loss in 2015, cash being used in for increases in accounts receivables, inventories and income taxes and a source of cash resulting from the increase in accounts payable and accrued expenses.

Investing Activities.  Our net cash used in investing activities was $0.9 million in 2015 compared with $0.3 million in 2014.  Net cash used in investing activities for the year ended January 2, 2016 was related primarily to the purchase of property and equipment and a restricted cash reserve for our bankcard processor. Net cash used in investing activities for the year ended January 3, 2015 was related to the purchase of property and equipment net of a receipt of restricted cash previously reserved for our bank card processor.

Financing Activities.  Our net cash provided by financing activities was $3.0 million in 2015 compared with cash used in financing activities of $1.5 million in 2014. Net cash provided by financing activities for the year ended January 2, 2016 was primarily related to borrowings under our line of credit. Net cash used in financing activities for the years ended January 3, 2015, was related primarily to payments on our long-term borrowings and revolving line of credit.

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

We believe, based on the anticipated revenues from our recycling and appliance replacement contracts, the anticipated sales per retail store, and our anticipated gross profit, that our cash balance, anticipated funds generated from operations (including income tax loss carryback refunds of approximately $1.0 million) and our revolving line of credit will be sufficient to finance our operations, long-term debt obligations and capital expenditures through at least the next twelve months. We anticipate improvements in our operating results in 2016 as compared to 2015 to be derived from higher expected revenues under our carbon offset program by approximately $1.8 million, increased revenue from our business development activities that resulted from the receivership of Jaco Environmental and operating cost reductions that are expected as a result of our cost rationalization initiatives. We may need additional capital to finance our operations if our revenues are lower than anticipated, our expenses are higher than anticipated or we pursue new opportunities. Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (common or preferred stock) or other financing opportunities. There can be no assurance that such additional sources of financing will be available on terms satisfactory to us or permitted by our credit agreement.

Outstanding Indebtedness.  We have a Revolving Credit, Term Loan and Security Agreement, as amended, (“Revolving Credit Agreement”) with PNC Bank, National Association (“PNC”) that provides us with a $15.0 million revolving line of credit. See below for further discussion regarding the Term Loan entered into with PNC.  The Revolving Credit Agreement had a stated maturity of January 24, 2016, and was renewed on January 22, 2016. The renewed Revolving Credit Agreement has a stated maturity date of January 21, 2017, if not renewed.  Our financial covenants were reset in connection with this renewal. The Revolving Credit Agreement includes a lockbox agreement and a subjective acceleration clause and, as a result, we have classified the revolving line of credit as a current liability.  The Revolving Credit Agreement is collateralized by a security interest in substantially all of our assets, and PNC is also secured by an inventory repurchase agreement with Whirlpool Corporation for Whirlpool purchases only.  We also issued a $750,000 letter of credit in favor of Whirlpool Corporation.  The Revolving Credit Agreement requires, starting with the fiscal quarter ending April 2, 2016, and continuing at the end of each quarter thereafter, that we meet a minimum level of earnings before interest, taxes, depreciation and amortization and/or a fixed charge coverage ratio of 1.1 to 1.0.  The Revolving Credit Agreement limits investments we can purchase, the amount of other debt and leases we can incur, the amount of loans we can issue to our affiliates and the amount we can spend on fixed assets, along with prohibiting the payment of dividends. In the January 22, 2016 renewal, the affiliate loan balance is capped at $1.0 million on December 31, 2015 and thereafter. As of January 2, 2016, we were not in compliance with certain covenants of the Revolving Credit Agreement which were subsequently waived with the January 22, 2016 renewal. As of January 3, 2015, we were in compliance with all the covenants of the Revolving Credit Agreement.

The interest rate on the revolving line of credit in our renewal agreement on January 22, 2016 is PNC Base Rate plus 1.75% to 3.25%, or 1-, 2- or 3-month PNC LIBOR Rate plus 2.75% to 4.25%, with the rate being dependent on our level of fixed charge coverage.  The interest rate will be fixed for the first half of 2016 at PNC Base Rate plus 3.25%, or 1-, 2- or 3-month PNC LIBOR Rate plus 4.25%. The PNC Base Rate shall mean, for any day, a fluctuating per annum rate of interest equal to the highest of (i) the interest rate per annum announced from time to time by PNC at its prime rate, (ii) the Federal Funds Open Rate plus 0.5%, and (iii) the one-month LIBOR rate plus 1%.  As of January 2, 2016, the weighted average interest rate was 7.25%, which was the PNC Base Rate plus a default rate premium. As of January 3, 2015, the weighted average interest rate was 3.30%, which included both PNC LIBOR Rate and PNC Base Rate loans. As of January 2, 2016, and January 3, 2015, the outstanding balance under the Revolving Credit Agreement was $12.7 million and $9.2 million, respectively.  The amount of revolving borrowings under the Revolving Credit Agreement is based on a formula using accounts receivable and inventories.  We may not have access to the full $15.0 million revolving line of credit due to the formula using accounts receivable and inventories, the amount of the letter of credit issued in favor of Whirlpool Corporation and the amount of outstanding loans between PNC and our AAP joint venture.  As of January 2, 2016, and January 3, 2015, our available borrowing capacity under the Revolving Credit Agreement was $1.4 million and $4.9 million, respectively.

On January 24, 2011, we entered into a $2.55 million term loan (“Term Loan”) with PNC Bank to finance the mortgage on our California facility. On January 22, 2016, we renewed our Term loan with PNC Bank. The Term Loan is payable as follows, subject to acceleration upon the occurrence of an event of default or termination of the Revolving Credit Agreement: 119 consecutive monthly principal payments of $21,250 plus interest commencing on February 1, 2011, and continuing on the first day of each month thereafter followed by a 120th payment of all unpaid principal, interest and fees on February 1, 2021.  If the Revolving Credit Agreement is not renewed, a balloon payment of $1,020,000 in principal plus interest and additional fees will be due on January 31, 2017. The amount of the balloon payment is expected to be classified as a current obligation when we present our financial position for the first quarter of fiscal 2016. The Term Loan is collateralized with our California facility located in Compton, California.  The Term Loan interest rate in our renewal agreement on January 22, 2016 is PNC Base Rate plus 2.25% to 3.75% , or 1-, 2- or 3-month PNC LIBOR Rate plus 3.25% to 4.75%, with the rate being dependent on our level of fixed charge coverage.  The interest rate will be fixed for the first half of 2016 at PNC Base Rate plus 3.75%, or 1-, 2- or 3-month PNC LIBOR Rate plus 4.75%. As of January 2, 2016, the weighted average interest rate was 7.75%, which was the PNC Base Rate plus a default rate premium. As of January 3, 2015, the weighted average interest rate was 3.45%, which included both PNC LIBOR Rate and PNC Base Rate loans.

On March 10, 2011, AAP entered into three separate commercial term loans (“Term Loans”) with Susquehanna Bank, pursuant to the guidelines of the U.S. Small Business Administration 7(a) Loan Program.  The total amount of the Term Loans is $4.75 million, split into three separate loans for $2.10 million, $1.40 million and $1.25 million.  The Term Loans mature in ten years and bear an interest rate of Prime plus 2.75%.  As of January 2, 2016 and January 3, 2015, the term loans had $3.2 million and $3.3 million outstanding, respectively. As of both January 2, 2016 and January 3, 2015, the interest rate on the Term Loans was 6.00%.  The total monthly interest and principal payments are $54,000 and began on July 1, 2011.  Borrowings under the Term Loans are secured by substantially all of the assets of AAP along with liens on the business assets and certain personal assets of the owners of 4301 Operations, LLC.  We are a guarantor of the Term Loans along with 4301 Operations, LLC and its owners. Susquehanna Bank also has a security interest in the assets of the Company.

A decline in scrap prices that affected the Company in the fourth quarter of 2014 continued throughout 2015. The United States has experienced across-the-board declines in virtually all commodity prices, from grain to oil to lumber to metals. These declines are due in large part to the strength of the U.S. dollar, which makes it expensive for countries such as China and Turkey to purchase scrap metal from suppliers located in the United States. Consequently, foreign buyers have shifted their purchases from the U.S. to European countries and elsewhere. At the same time, U.S. steel mills have been finding it more advantageous to import high-quality billets of steel made from virgin iron ore than to purchase U.S.-generated scrap. As a result, our scrap revenues per ton declined further in 2015. It is unclear when scrap prices will recover and what the impact will be on our byproduct revenues. We expect that our 2016 financial results may be adversely affected by the low scrap prices and, as a result, it is possible that we may not be in compliance with certain covenants of the Revolving Credit Agreement at some point in 2016 if we experience unanticipated declines in our byproduct revenues.

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
Long-Lived Assets. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that our carrying value of long-lived assets may not be recoverable. Long-lived assets are considered not recoverable when the carrying amount of a long-lived asset (asset group) exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). If it is determined that a long-lived asset (asset group) is not recoverable, an impairment loss is recorded equal to the excess of the carrying amount of the long-lived asset (asset group) over the long-lived asset's (asset group's) fair value. Fair value is the amount at which the long-lived asset (asset group) could be bought or sold in a current transaction between a willing buyer and seller, other than in a forced or liquidation sale.

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

Forward-Looking Statements

Statements contained in this annual report regarding our future operations, performance and results, and anticipated liquidity are forward-looking and, therefore, are subject to certain risks and uncertainties, including, but not limited to, those discussed herein.  Any forward-looking information regarding our operations will be affected primarily by individual retail store profitability, the volume of appliance sales, the strength of energy conservation recycling and replacement programs, recyclable appliances available under our GE contract and general economic conditions affecting consumer demand for appliances.  Any forward-looking information will also be affected by our continued ability to purchase product from our suppliers at acceptable prices, the ability of individual retail stores to meet planned revenue levels, the number of retail stores, costs and expenses being realized at higher-than-expected levels, our ability to secure an adequate supply of special-buy appliances for resale, the ability to secure appliance recycling and replacement contracts with sponsors of energy efficiency programs, the ability of customers to supply units under their recycling contracts with us, the performance of our consolidated variable interest entity, the volatility of the scrap metals and other byproducts prices that we sell, the continued availability of our current line of credit and the outcome of the pending sales and use tax examination in California.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk and Impact of Inflation

Interest Rate Risk.  We do not believe there is any significant risk related to interest rate fluctuations on our long-term fixed-rate debt.  There is interest rate risk on the revolving line of credit, PNC term loan and Susquehanna term loans, since our interest rate floats with prime and LIBOR.  The outstanding balance on our floating rate debt as of January 2, 2016, was approximately $17.2 million.  Based on average floating rate borrowings of $15.7 million, a hypothetical 100 basis point change in the applicable interest rate would have caused our interest expense to change by approximately $0.2 million for the fiscal year ended January 2, 2016.

Foreign Currency Exchange Rate Risk.  We currently generate revenues in Canada.  The reporting currency for our consolidated financial statements is U.S. dollars.  It is not possible to determine the exact impact of foreign currency exchange rate changes; however, the effect on reported revenue and net earnings can be estimated.  We estimate that the overall strength of the U.S. dollar against the Canadian dollar had an immaterial impact on the revenues and net income for the fiscal year ended January 2, 2016.  We do not currently hedge foreign currency fluctuations and do not intend to do so for the foreseeable future.

We do not hold any derivative financial instruments; nor do we hold any securities for trading or speculative purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
Appliance Recycling Centers of America, Inc. and Subsidiaries
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Appliance Recycling Centers of America, Inc. and Subsidiaries (the Company) as of January 2, 2016 and January 3, 2015, and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Appliance Recycling Centers of America, Inc. and Subsidiaries as of January 2, 2016 and January 3, 2015 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, MN
April 1, 2016

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	January 2, 2016	January 3, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,969	$3,523
Accounts receivable, net of allowance of $73 and $106, respectively	11,536	10,954
Inventories	16,733	16,113
Income taxes receivable	1,126	709
Other current assets	1,350	1,096
Deferred income tax assets	1,657	2,082
Total current assets	34,371	34,477
Property and equipment, net	10,985	11,761
Restricted cash	500	—
Other assets	663	708
Deferred income tax assets	327	14
Total assets (a)	$46,846	$46,960

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,019	$6,380
Accrued expenses	8,934	8,133
Line of credit	12,668	9,237
Current maturities of long-term obligations	1,251	1,138
Total current liabilities	29,872	24,888
Long-term obligations, less current maturities	4,573	5,118
Other noncurrent liabilities	357	369
Deferred income tax liabilities	—	1,048
Total liabilities (a)	34,802	31,423

Commitments and contingencies

Shareholders’ equity:
Common Stock, no par value; 10,000 shares authorized; issued and outstanding: 5,901 shares and 5,788 shares, respectively	21,466	21,137
Accumulated deficit	(9,577)	(6,860)
Accumulated other comprehensive loss	(565)	(675)
Total shareholders’ equity	11,324	13,602
Noncontrolling interest	720	1,935
	12,044	15,537
Total liabilities and shareholders’ equity	$46,846	$46,960

(a) Assets of AAP, the consolidated variable interest entity, that can only be used to settle obligations of AAP were $8,915 and $9,814 as of January 2, 2016 and January 3, 2015, respectively.  Liabilities of AAP, for which creditors do not have recourse to the general credit of ARCA, were $2,838 and $2,338 as of January 2, 2016 and January 3, 2015, respectively.

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In Thousands, Except Per Share Amounts)

	For the fiscal years ended
	January 2, 2016	January 3, 2015
Revenues:
Retail	$65,637	$67,023
Recycling	35,878	45,914
Byproduct	10,324	17,993
Total revenues	111,839	130,930
Cost of revenues	86,391	98,120
Gross profit	25,448	32,810
Selling, general and administrative expenses	29,552	30,259
Operating income (loss)	(4,104)	2,551
Other expense:
Interest expense, net	(1,292)	(996)
Other expense, net	(250)	(46)
Income (loss) before income taxes and noncontrolling interest	(5,646)	1,509
Provision for (benefit of) income taxes	(1,714)	714
Net income (loss)	(3,932)	795
Net income (loss) attributable to noncontrolling interest	1,215	(24)
Net income (loss) attributable to controlling interest	$(2,717)	$771

Income (loss) per common share:
Basic	$(0.47)	$0.14
Diluted	$(0.47)	$0.13

Weighted average common shares outstanding:
Basic	5,833	5,676
Diluted	5,833	5,780

Net income (loss)	$(3,932)	$795
Other comprehensive income (loss), net of tax:
Effect of foreign currency translation adjustments	110	(197)
Total other comprehensive income (loss), net of tax	110	(197)
Comprehensive income (loss)	(3,822)	598
Comprehensive income (loss) attributable to noncontrolling interest	1,215	(24)
Comprehensive income (loss) attributable to controlling interest	$(2,607)	$574

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In Thousands)

			Accumulated
			Other
	Common Stock		Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Loss	Deficit	Interest	Total
Balance at December 28, 2013	5,571	$20,846	$(478)	$(7,631)	$1,911	$14,648
Net income	—	—	—	771	24	795
Other comprehensive loss, net of tax	—	—	(197)	—	—	(197)
Issuance of Common Stock	217	24	—	—	—	24
Share-based compensation	—	267	—	—	—	267
Balance at January 3, 2015	5,788	21,137	(675)	(6,860)	1,935	15,537
Net loss	—	—	—	(2,717)	(1,215)	(3,932)
Other comprehensive loss, net of tax	—	—	110	—	—	110
Issuance of Common Stock	13	24	—	—	—	24
Tax deficiency related to share-based compensation	—	(11)	—	—	—	(11)
Share-based compensation	100	316	—	—	—	316
Balance at January 2, 2016	5,901	$21,466	$(565)	$(9,577)	$720	$12,044

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For the fiscal years ended
	January 2, 2016	January 3, 2015
Operating activities
Net income (loss)	$(3,932)	$795
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	1,270	1,355
Share-based compensation	316	267
Amortization of deferred financing costs	107	104
Amortization of deferred gain	—	(365)
Deferred income taxes	(612)	(313)
Other	(5)	82
Changes in assets and liabilities:
Accounts receivable	(584)	1,232
Inventories	(620)	541
Income taxes receivable	(414)	(627)
Other current assets	66	(474)
Other assets	—	35
Accounts payable and accrued expenses	999	963
Net cash flows (used in) provided by operating activities	(3,409)	3,595

Investing activities
Purchases of property and equipment	(404)	(818)
Decrease (increase) in restricted cash	(500)	500
Proceeds from sale of property and equipment	7	16
Other	(52)	—
Net cash flows used in investing activities	(949)	(302)

Financing activities
Net borrowings (payments) under line of credit	3,431	(424)
Payments on debt obligations	(757)	(1,123)
Proceeds from issuance of debt obligations	325	—
Tax deficiency related to share-based compensation	(11)	—
Proceeds from issuance of common stock	24	24
Net cash flows provided by (used in) financing activities	3,012	(1,523)

Effect of changes in exchange rate on cash and cash equivalents	(208)	(195)

Increase (decrease) in cash and cash equivalents	(1,554)	1,575
Cash and cash equivalents at beginning of year	3,523	1,948
Cash and cash equivalents at end of year	$1,969	$3,523

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For the fiscal years ended
	January 2, 2016	January 3, 2015
Supplemental disclosures of cash flow information
Cash payments for interest	$970	$885
Cash payments (refunds) for income taxes	$(694)	$1,660

Non-cash investing and financing activities
Equipment acquired under financing obligations and capital leases	$—	$801

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

Estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant items subject to estimates and assumptions include the valuation allowances for accounts receivable, inventories, deferred tax assets, accrued expenses, and the assumptions we use to value share-based compensation.  Actual results could differ from those estimates.

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

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Fiscal year:  We report on a 52- or 53-week fiscal year.  Our 2015 fiscal year (“2015”) ended on January 2, 2016, and included 52 weeks.  Our 2014 fiscal year (“2014”) ended on January 3, 2015, and included 53 weeks.

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

Trade receivables:  We carry unsecured trade receivables at the original invoice amount less an estimate made for doubtful accounts based on a monthly review of all outstanding amounts.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions.  We write off trade receivables when we deem them uncollectible.  We record recoveries of trade receivables previously written off when we receive them.  We consider a trade receivable to be past due if any portion of the receivable balance is outstanding for more than ninety days.  We do not charge interest on past due receivables.  Our management considers the allowance for doubtful accounts of $73 and $106 to be adequate to cover any exposure to loss as of January 2, 2016, and January 3, 2015, respectively.

Inventories:  Inventories, consisting principally of appliances, are stated at the lower of cost, determined on a specific identification basis, or market and consist of the following as of January 2, 2016, and January 3, 2015:

	January 2, 2016	January 3, 2015
Appliances held for resale	$16,360	$15,511
Processed metals to be sold from recycled appliances	367	571
Other	6	31
	$16,733	$16,113

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

Property and equipment consists of the following as of January 2, 2016 and January 3, 2015:

	Useful Life (Years)	January 2, 2016	January 3, 2015
Land	—	$1,140	$1,140
Buildings and improvements	18-30	3,714	3,321
Equipment (including computer software)	3-15	19,040	18,915
Projects under construction	—	143	440
		24,037	23,816
Less accumulated depreciation and amortization		(13,052)	(12,055)
		$10,985	$11,761

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Depreciation and amortization expense:  Depreciation and amortization expense related to buildings and equipment from our recycling centers is presented in cost of revenues, and depreciation and amortization expense related to buildings and equipment from our ApplianceSmart stores and corporate assets, such as furniture and computers, is presented in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).  Depreciation and amortization expense was $1,190 and $1,275 for fiscal years 2015 and 2014, respectively.  Depreciation and amortization included in cost of revenues was $846 and $868 for fiscal years 2015 and 2014, respectively.

Software development costs:  We capitalize software developed for internal use and are amortizing such costs over their estimated useful lives of three years.  Costs capitalized were $118 and $143 for fiscal years 2015 and 2014, respectively.  Amortization expense on software development costs was $117 and $134 for fiscal years 2015 and 2014, respectively.  Estimated future amortization expense is as follows:

Fiscal year 2016	$100
Fiscal year 2017	64
Fiscal year 2018	20
$184

Impairment of long-lived assets:  We evaluate long-lived assets such as property and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.  We assess impairment based on the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition.  Should the sum of the expected future net cash flows be less than the carrying value, we recognize an impairment loss at that time.  We measure an impairment loss by comparing the amount by which the carrying value exceeds the fair value (estimated discounted future cash flows or appraisal of assets) of the long-lived assets.  We recognized no impairment charges during fiscal years 2015 and 2014 related to long-lived assets.

Restricted cash:  Restricted cash consisted of a reserve required by our bankcard processor to cover chargebacks, adjustments, fees and other charges that may be due from us. As of January 2, 2016, we had restricted cash of $500.

Goodwill:  We test goodwill annually for impairment.  Additionally, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of an entity below its carrying value. In assessing the recoverability of goodwill, market values and projections regarding estimated future cash flows and other factors are used to determine the fair value of the respective assets.  If these estimates or related projections change in the future, we may be required to record impairment charges for these assets.  We allocate goodwill to our two reporting segments, retail and recycling.  We compare the fair value of each reporting segment to its carrying amount on an annual basis to determine if there is potential goodwill impairment.  If the fair value of a reporting segment is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value of its goodwill.  To determine the fair value of our reporting segments, we generally use a present value technique (discounted cash flow) corroborated by market multiples when available and as appropriate.  The factor most sensitive to change with respect to the discounted cash flow analyses is the estimated future cash flows of each reporting segment, which is, in turn, sensitive to the estimates of future revenue growth and margins for these businesses.  If actual revenue growth and/or margins are lower than expectations, the impairment test results could differ.  Fair value for goodwill is determined based on discounted cash flows, market multiples or appraised values as appropriate.  As of January 2, 2016 and January 3, 2015, we had goodwill of $38 allocated to our recycling segment which is presented as a component of other assets on the consolidated balance sheets.

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

Changes in our warranty accrual, presented as a component of accrued expenses on the consolidated balance sheets, for the fiscal years ended January 2, 2016 and January 3, 2015 are as follows:

	For the fiscal years ended
	January 2, 2016	January 3, 2015
Beginning balance	$30	$34
Standard accrual based on units sold	45	31
Actual costs incurred	(16)	(16)
Periodic accrual adjustments	(17)	(19)
Ending balance	$42	$30

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

Foreign Currency: The financial statements of the Company's non-U.S. subsidiary are translated into U.S. dollars in accordance with ASC 830, Foreign Currency Matters. Under ASC 830, if the assets and liabilities of the Company are recorded in certain non-U.S. functional currencies other than the U.S. dollar, they are translated at current rates of exchange. Revenue and expense items are translated at the average exchange rates. The resulting translation adjustments are recorded directly into accumulated other comprehensive income (loss). In addition, due to declines in the Canadian dollar relative to the U.S. dollar we experienced foreign currency transaction losses included in other expense of approximately $380 and $155 in 2015 and 2014, respectively.

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

Retail segment cost of revenues:  Costs of revenues in our retail segment are comprised primarily of the following:

•	Purchase of appliance inventories, including freight to and from our distribution centers.

•	Shipping, receiving and distribution of appliance inventories to our retail stores, including employee compensation and benefits.

•	Delivery and service of appliances, including employee compensation and benefits, after the appliances are sold to the consumer.

•	Early payment discounts and allowances offered by appliance manufacturers.

•	Inventory markdowns.

Recycling segment cost of revenues: Costs of revenues in our recycling segment are comprised primarily of the following:

•	Transportation costs, including employee compensation and benefits, related to collecting appliances for recycling and delivering appliances under our replacement programs.

•	Purchase of appliance inventories, including freight to our recycling center warehouses, early payment discounts, and warehousing costs for appliances used in our replacement programs.

•	Occupancy costs related to our recycling centers.

•	Cost of recyclable appliances purchased under our GE contract.

•	Processing costs, including employee compensation and benefits, related to recycling and processing appliances.

Selling, general and administrative expenses:  Selling, general and administrative expenses are comprised primarily of the following:

•	Employee compensation and benefits related to management, corporate services, and retail sales;

•	Outside and outsourced corporate service fees including legal expenses and professional service fees;

•	Occupancy costs related to our retail stores and corporate office;

•	Advertising costs;

•	Bank charges and costs associated with credit and debit card interchange fees; and

•	Other administrative costs, such as supplies, travel and lodging.

Advertising expense:  Our policy is to expense advertising costs as incurred.  Advertising expense was $1,822 and $1,905 for fiscal years 2015 and 2014, respectively.

Taxes collected from customers:  We account for taxes collected from customers on a net basis.

Basic and diluted income (loss) per common share:  Basic income (loss) per common share is computed based on the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued.  Potentially dilutive shares of Common Stock include unexercised stock options and warrants.  Basic per share amounts are computed, generally, by dividing net income (loss) by the weighted average number of common shares outstanding.  Diluted per share amounts assume the conversion, exercise or issuance of all potential Common Stock instruments unless their effect is anti-dilutive, thereby reducing the loss or increasing the income per common share.  In calculating diluted weighted average shares and per share amounts, we included stock options with exercise prices below average market prices, for the respective fiscal years in which they were dilutive, using the Treasury stock method.  We calculated the number of additional shares by assuming that the outstanding stock options were exercised and that the proceeds from such exercises were used to acquire common stock at the average market price during the year.  For fiscal year 2015, we excluded options and warrants covering 726 common shares from the diluted weighted average share outstanding calculation as the effect of these

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

options and warrants is anti-dilutive.  For fiscal year 2014, we excluded options and a warrant covering 383 common shares from the diluted weighted average share outstanding calculation as the effect of these options and warrant is anti-dilutive.

A reconciliation of the denominator in the basic and diluted income (loss) per share is as follows:

	For the fiscal year ended
	January 2, 2016	January 3, 2015
Numerator:
Net income (loss) attributable to controlling interest	$(2,717)	$771
Denominator:
Weighted average common shares outstanding - basic	5,833	5,676
Employee stock options	—	104
Weighted average common shares outstanding - diluted	5,833	5,780

Income (loss) per common share:
Basic	$(0.47)	$0.14
Diluted	$(0.47)	$0.13

Recent Accounting Pronouncements- New Accounting Standards Not Yet Effective:

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

ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs:  This standard, which will be effective January 3, 2016 for the Company, requires that debt issuance costs be presented as a direct deduction from the carrying amount of long-term debt on the balance sheet.  Presently, debt issuance costs are reported as an asset.  The new guidance aligns the presentation of debt issuance costs with debt discounts and premiums.  The standard is to be applied retrospectively to all prior periods presented.  As of January 2, 2016, we had $67 of unamortized debt issuance costs.  This amount is recorded in other non-current assets on the consolidated balance sheets.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) Related to Simplifying the Measurement of Inventory which applies to all inventory except that which is measured using last-in, first-out (LIFO) or the retail inventory method. Inventory measured using first-in, first-out (FIFO) or average cost is included in the new amendments.  Inventory within the scope of the new guidance should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method.  The amendments will take effect for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The new guidance should be applied prospectively, and earlier application is permitted as of the beginning of an interim or annual reporting period.  We are evaluating the impact of the standard on the consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” ASU No. 2016-02 was issued to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted. Upon adoption, the lessee will

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption. The Company is currently assessing the effect that ASU No. 2016-02 will have on its results of operations, financial position and cash flows.

In 2015, the FASB issued ASU No. 2015-17, "Income Taxes Balance Sheet Classification of Deferred Taxes." ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for annual and interim periods beginning after December 15, 2016, with either prospective or retrospective application permitted. Early adoption is permitted. The Company plans to adopt this ASU for annual and interim periods beginning after December 15, 2016. The Company is evaluating the potential impact to its financial position and expects to reclassify material amounts of deferred income tax balances from current to noncurrent. The adoption of this standard will not impact its results of operations.

3.             Sale-Leaseback Transaction

On September 25, 2009, we completed the sale-leaseback of our St. Louis Park, Minnesota, building.  The building is a 126,458-square-foot facility that included our corporate offices, a processing and recycling center, and an ApplianceSmart retail store.  Pursuant to the agreement entered into on August 11, 2009, we sold the St. Louis Park building for $4,627, net of fees, and leased the building back over an initial lease term of five years.  The sale of the building provided the Company with $2,032 in cash after repayment of the $2,595 mortgage.  The sale-leaseback transaction resulted in an adjustment of $2,191 to the net book value related to the land and building, and we recorded a deferred gain of $2,436.  Under the terms of the lease agreement, we are classified the lease as an operating lease and amortized the gain on a straight-line basis over five years.  We amortized $365 of the deferred gain for fiscal year 2014 and is now fully amortized.  The deferred gain amortization is netted against rent expense as a component of selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).

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

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table summarizes the assets and liabilities of AAP as of January 2, 2016 and January 3, 2015:

	January 2, 2016	January 3, 2015
Assets
Current assets	$696	$912
Property and equipment, net	8,077	8,775
Other assets	142	127
Total assets	$8,915	$9,814
Liabilities
Accounts payable	$2,342	$923
Accrued expenses	399	199
Current maturities of long-term debt obligations	946	795
Long-term debt obligations, net of current maturities	3,498	3,737
Other liabilities (a)	289	289
Total liabilities	$7,474	$5,943

(a) Other liabilities represent outstanding loans from ARCA and are eliminated in consolidation.

The following table summarizes the operating results of AAP for fiscal years 2015 and 2014:

	For the fiscal years ended
	January 2, 2016	January 3, 2015
Revenues	$6,838	$11,137
Gross profit (loss)	(280)	2,461
Operating income (loss)	(2,205)	334

5.             Other Assets

Other assets as of January 2, 2016 and January 3, 2015, consist of the following:

	January 2, 2016	January 3, 2015
Deposits	$416	$375
Recycling contract, net	20	100
Deferred financing costs, net	67	174
Other	122	21
Goodwill	38	38
	$663	$708

For fiscal years 2015 and 2014, we recorded amortization expense of $80, related to our recycling contract.  For fiscal years 2015 and 2014, we recorded non-cash interest expense of $107 and $104, respectively, related to deferred financing costs.

6.             Accrued Expenses

Accrued expenses as of January 2, 2016 and January 3, 2015, consist of the following:

	January 2, 2016	January 3, 2015
Sales tax estimates, including interest	$4,804	$4,837
Compensation and benefits	1,446	1,322
Accrued rebate and incentive checks	293	381
Accrued rent	235	304
Warranty	42	30
Accrued payables	749	306
Deferred revenue	413	276
Other	952	677
	$8,934	$8,133

7.             Line of Credit

We have a Revolving Credit, Term Loan and Security Agreement, as amended, (“Revolving Credit Agreement”) with PNC Bank, National Association (“PNC”) that provides us with a $15,000 revolving line of credit.  See Note 8 for further discussion regarding the Term Loan entered into with PNC.  The Revolving Credit Agreement had a stated maturity date of January 24, 2016, and was renewed on January 22, 2016. Our financial covenants were reset in connection with this renewal. The renewed Revolving Credit Agreement has a stated maturity of January 31, 2017.  The Revolving Credit Agreement includes a lockbox agreement and a subjective acceleration clause and, as a result, we have classified the revolving line of credit as a current liability.  The Revolving Credit Agreement is collateralized by a security interest in substantially all of our assets, and PNC is also secured by an inventory repurchase agreement with Whirlpool Corporation for Whirlpool purchases only.  We also issued a $750 letter of credit in favor of Whirlpool Corporation.  The Revolving Credit Agreement requires, starting with the fiscal quarter ending March 30, 2014, and continuing at the end of each quarter thereafter, that we meet a minimum earnings before interest, taxes, depreciation and amortization and/or a fixed charge coverage ratio of 1.1 to 1.0.  The Revolving Credit Agreement limits investments we can purchase, the amount of other debt and leases we can incur, the amount of loans we can issue to our affiliates and the amount we can spend on fixed assets, along with prohibiting the payment of dividends. In the January 22, 2016 renewal, the affiliate loan balance is to be capped at $1,000 on December 31, 2015, and thereafter. As of January 2, 2016, we were not in compliance with certain covenants of the Revolving Credit Agreement which were subsequently waived with the January 22, 2016 renewal. As of January 3, 2015, we were in compliance with all the covenants of the Revolving Credit Agreement.

The interest rate on the Revolving Credit Agreement, in our renewal agreement on January 22, 2016, is PNC Base Rate plus 1.75% to 3.25%, or 1-, 2- or 3-month PNC LIBOR Rate plus 2.75% to 4.25%, with the rate being dependent on our level of fixed charge coverage.  The interest rate will be fixed for the first half of 2016 at PNC Base Rate plus 3.25%, or 1-, 2- or 3-month PNC LIBOR Rate plus 4.25%.  The PNC Base Rate shall mean, for any day, a fluctuating per annum rate of interest equal to the highest of (i) the interest rate per annum announced from time to time by PNC at its prime rate, (ii) the Federal Funds Open Rate plus 0.5%, and (iii) the  one-month LIBOR rate plus 1%.  As of January 2, 2016, the weighted average interest rate was 7.25%, which was the PNC Base Rate plus a default rate premium. As of January 3, 2015, the weighted average interest rate was 3.30%, which included both PNC LIBOR Rate and PNC Base Rate loans. As of January 2, 2016, and January 3, 2015, the outstanding balance under the Revolving Credit Agreement was $12,668 and $9,237, respectively.  The amount of revolving borrowings under the Revolving Credit Agreement is based on a formula using accounts receivable and inventories.  We may not have access to the full $15,000 revolving line of credit due to the formula using accounts receivable and inventories, the amount of the letter of credit issued in favor of Whirlpool Corporation and the amount of outstanding loans between PNC and our AAP joint venture.  As of January 2, 2016, and January 3, 2015, our available borrowing capacity under the Revolving Credit Agreement was $1,382 and $4,882, respectively.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

8.          Borrowings

Long-term debt, capital lease and other financing obligations as of January 2, 2016 and January 3, 2015 consist of the following:

	January 2, 2016	January 3, 2015
PNC term loan	$1,275	$1,530
Susquehanna term loans	3,242	3,316
2.75% note, due in monthly installments of $3, including interest, due October 2024, collateralized by equipment	319	348
Capital leases and other financing obligations	988	1,062
	5,824	6,256
Less current maturities	1,251	1,138
	$4,573	$5,118

On January 24, 2011, we entered into a $2,550 term loan (“Term Loan”) with PNC Bank to finance the mortgage on our California facility.  The Term Loan is payable as follows, subject to acceleration upon the occurrence of an event of default or termination of the Revolving Credit Agreement: 119 consecutive monthly principal payments of $21 plus interest commencing on February 1, 2011, and continuing on the first day of each month thereafter followed by a 120th payment of all unpaid principal, interest and fees on February 1, 2021.  If the Revolving Credit Agreement is not renewed a balloon payment of $1,020 in principal plus interest and additional fees will be due on January 31, 2017. The Term Loan is collateralized with our California facility located in Compton, California.  The Term Loan interest rate is PNC Base Rate plus 2.25% to 3.75%, or 1-, 2- or 3-month PNC LIBOR Rate plus 3.25% to 4.75%.  with the rate being dependent on our level of fixed charge coverage.  The interest rate will be fixed for the first half of 2016 at PNC Base Rate plus 3.75%, or 1-, 2- or 3-month PNC LIBOR Rate plus 4.75%. As of January 2, 2016, the weighted average interest rate was 7.75%, which was the PNC Base Rate plus a default rate premium. As of January 3, 2015, the weighted average interest rate was 3.45%, which included both PNC LIBOR Rate and PNC Base Rate loans.

On March 10, 2011, AAP entered into three separate commercial term loans (“Term Loans”) with Susquehanna Bank, pursuant to the guidelines of the U.S. Small Business Administration 7(a) Loan Program.  The total amount of the Term Loans is $4,750, split into three separate loans for $2,100, $1,400 and $1,250.  The Term Loans mature in ten years and bear an interest rate of Prime plus 2.75%.  As of both January 2, 2016, and January 3, 2015, the interest rate was 6.00%.  The total monthly interest and principal payments are $54 and began on July 1, 2011.  Borrowings under the Term Loans are secured by substantially all of the assets of AAP along with liens on the business assets and certain personal assets of the owners of 4301 Operations, LLC.  We are a guarantor of the Term Loans along with 4301 Operations, LLC and its owners. In connection with these Term Loans, Susquehanna Bank also has a security interest in the assets of the Company.

In March of 2015, an entity controlled by the noncontrolling interest holders of AAP loaned AAP $325 through the issuance of promissory notes. The notes bear interest at an annual rate of 8%. In May of 2015, one of the March 2015 notes totaling $125 was repaid in full by AAP. The remaining note totaling $200 is expected to be repaid with the revenues expected during the second quarter of 2016 from the disposal of refrigerants through carbon offset programs.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The future annual maturities of borrowings are as follows:

	ARCA	AAP	Total
Fiscal year 2016	$305	$946	$1,251
Fiscal year 2017	280	685	965
Fiscal year 2018	274	708	982
Fiscal year 2019	266	661	927
Fiscal year 2020	255	621	876
Thereafter	—	823	823
	$1,380	$4,444	$5,824

Capital leases and other financing obligations:  We acquire certain equipment under capital leases and other financing obligations.  The cost of such equipment was approximately $2,606 and $2,667 as of January 2, 2016, and January 3, 2015.  Accumulated amortization as of January 2, 2016, and January 3, 2015, was approximately $1,635 and $1,588, respectively.  Depreciation and amortization expense for equipment under capital leases and other financing obligations is included in cost of revenues and selling, general and administrative expenses.

The following schedule by fiscal year is the approximate remaining minimum payments required under the capital leases and other financing obligations, together with the present value as of January 2, 2016:

	ARCA	AAP	Total
Fiscal year 2016	$54	$511	$565
Fiscal year 2017	28	176	204
Fiscal year 2018	20	161	181
Fiscal year 2019	11	76	87
Total minimum lease and other financing obligation payments	113	924	1,037
Less amount representing interest	8	41	49
Present value of minimum payments	105	883	988
Less current portion	50	492	542
Capital lease and other financing obligations, net of current portion	$55	$391	$446

9.          Commitments and Contingencies

Operating leases:  We lease the majority of our retail stores and recycling centers under noncancelable operating leases.  The leases typically require the payment of taxes, maintenance, utilities and insurance.

Minimum future rental commitments under noncancelable operating leases as of January 2, 2016, are as follows:

	ARCA	AAP	Total
Fiscal year 2016	$3,804	$462	$4,266
Fiscal year 2017	3,368	464	3,832
Fiscal year 2018	2,611	467	3,078
Fiscal year 2019	1,578	488	2,066
Fiscal year 2020	1,270	468	1,738
Thereafter	2,221	28	2,249
	$14,852	$2,377	$17,229

Rent expense for fiscal years 2015 and 2014 was $5,300 and $4,882, respectively. We have agreements to receive future sublease payments of $840 through September 2019.

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

Litigation:  On March 6, 2015, a complaint was filed in United States District Court for the Central District of California by Jason Feola, individually and as a representative of a putative class consisting of purchasers of the Company’s common stock between March 15, 2012 and February 11, 2015, against Appliance Recycling Centers of America, Inc. and certain current and former officers of the Company.  Mr. Feola, pursuant to terms of his retainer agreement with The Rosen Law Firm, certified that he purchased 240 shares of the Company’s common stock for $984 in total consideration. On May 7, 2015, the Company and the individual defendants were served the complaint. In July 2015, the Company and the individual defendants received an amended complaint. The complaint alleges that misstatements and omissions occurred in press releases and filings by the Company with the Securities and Exchange Commission and that these misstatements or omissions constitute violations of Section 20 (a) and Section 10(b) of, and Rule 10b-5 under, the Securities Exchange Act of 1934.  In October 2015, the court held a hearing on the Company's motion to dismiss the complaint. On November 24, 2015, the United States District Court for the Central District of California entered an order granting the motion to dismiss the amended complaint. The Court’s order provided that the dismissal was without prejudice and that the plaintiffs may file an amended complaint within 21 days of the issuance of the order. On December 15, 2015, the Company and the individual defendants were served with a second amended complaint. In January 2016, we filed a motion to dismiss the second amended complaint and expect a court hearing on the motion to dismiss to be held in May 2016. This matter has been forwarded to our insurance carriers and we intend to contest vigorously the claims made in the complaint.

On November 6, 2015, a complaint was filed in the Minnesota District Court for Hennepin County, Minnesota, by David Gray and Michael Boller, purporting to bring suit derivatively and on behalf of the Company against twelve current and former officers and directors of the Company. The complaint alleges that the defendants breached their fiduciary duties based on substantially similar allegations to those asserted in Mr. Feola's putative securities class action complaint, and that the defendants have been unjustly enriched as a result thereof. The complaint seeks damages, disgorgement, an award of attorneys’ fees and other expenses, and an order compelling changes to the Company’s corporate governance and internal procedures. This matter has been stayed by the court, pursuant to a stipulation of the parties, until the United States District Court for the Central District of California determines the legal sufficiency of Mr. Feola's complaint or other specified developments occur in that case. This matter has been submitted to our insurance carriers.
Given the uncertainty of litigation and the preliminary stage of these cases, we cannot reasonably estimate the possible loss or range of loss that may result from these actions. The Company maintains liability insurance policies that may reduce the Company’s exposure, if any.

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

10.          Income Taxes

For fiscal year 2015, we recorded an income tax benefit of $1,714. For fiscal year 2014, we recorded an income tax expense of $714. As of January 2, 2016, we maintained a valuation allowance of $597 against our state net operating loss carryforwards, foreign tax credits and capital loss carryforwards and all deferred tax assets in Canada, principally net operating losses. . During the first quarter of 2015, we concluded, based upon the assessment of all available evidence that it was more-likely-than-not that we would not be able to realize the majority of our Canadian deferred tax assets in the future and as a result did not record any tax benefit related to the Canadian loss for the current period.

The provision for (benefit of) income taxes for fiscal years 2015 and 2014 consisted of the following:

	For the fiscal years ended
	January 2, 2016	January 3, 2015
Current tax expense (benefit):
Federal	$(855)	$852
State	(18)	146
Foreign	(229)	29
Current tax expense (benefit)	$(1,102)	$1,027
Deferred tax expense — domestic	(831)	(318)
Deferred tax expense — foreign	219	5
Provision for (benefit of) income taxes	$(1,714)	$714

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

A reconciliation of our provision for (benefit of) income taxes with the federal statutory tax rate for fiscal years 2015 and 2014 is shown below:

	For the fiscal years ended
	January 2, 2016	January 3, 2015
Income tax expense at statutory rate	$(1,920)	$512
Portion attributable to noncontrolling interest at statutory rate	413	(8)
State tax expense, net of federal tax effect	(288)	69
Permanent differences	83	175
Change in valuation allowance	(7)	(11)
Recognition of tax effect for the cumulative undistributed earnings from Canada	(16)	(44)
Adjustment of deferred tax assets	—	7
Other	21	14
	$(1,714)	$714

Income before provision for (benefit of) income taxes and noncontrolling interest was derived from the following sources for fiscal years 2015 and 2014 as shown below:

	For the fiscal years ended
	January 2, 2016	January 3, 2015

United States	$(5,452)	$1,411
Canada	(194)	98
	$(5,646)	$1,509

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The components of net deferred tax assets (liabilities) as of January 2, 2016, and January 3, 2015, are as follows:

	January 2, 2016	January 3, 2015
Deferred tax assets:
Net operating loss carryforwards	$520	$309
Federal and state tax credits	442	242
Reserves	218	246
Accrued expenses	1,964	1,963
Share-based compensation	352	348
Accumulated other comprehensive loss	361	—
Property and equipment	191	14
Other	166	25
Total deferred tax assets	4,214	3,147
Deferred tax liabilities:
Prepaid expenses	(89)	(142)
Property and equipment	(138)	(38)
Investments	(1,269)	(1,315)
Other	(137)	—
Total deferred tax liabilities	(1,633)	(1,495)
Valuation allowance	(597)	(604)
Net deferred tax assets	$1,984	$1,048

The deferred tax amounts have been classified in the accompanying consolidated balance sheets as follows:

	January 2, 2016	January 3, 2015
Current assets	$1,657	$2,082
Non-current assets	327	14
Non-current liabilities	—	(1,048)
	$1,984	$1,048

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

As of January 2, 2016, we had no federal NOL carryforwards not subject to IRC section 382 and a foreign tax credit carryforward of $256.  We also had state NOL carryforwards of $8,398.  The state NOL carryforwards are available to offset future taxable income or reduce taxes payable through 2030.  These state loss carryforwards began expiring in 2011. In Canada, we had federal and provincial NOL carryforwards of $93.

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  As of January 2, 2016 and January 3, 2015, we did not have any material uncertain tax positions.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

It is our practice to recognize interest related to income tax matters as a component of interest expense and penalties as a component of selling, general and administrative expense.  As of January 2, 2016 and January 3, 2015, we had an immaterial amount of accrued interest and penalties.

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

We had no significant unrecognized tax benefits as of January 2, 2016, that would reasonably be expected to affect our effective tax rate during the next twelve months.

11.          Shareholders’ Equity

Common Stock:  During fiscal year 2015, stock options to purchase 13 shares of common stock were exercised that resulted in cash proceeds of $24 and had an intrinsic value of $10. During fiscal year 2014, stock options to purchase 10 shares of common stock were exercised that resulted in cash proceeds of $24 and had an intrinsic value of $9. In 2015, 100 shares of common stock were granted from the 2011 Stock Compensation Plan (the "2011 Plan") to the Company's then CEO and the corresponding fair value of $114 was included in share-based compensation.

Stock options:  The 2011 Plan authorizes the granting of awards in any of the following forms: (i) stock options, (ii) stock appreciation rights, and (iii) other share-based awards, including but not limited to, restricted stock, restricted stock units or performance shares, and expires on the earlier of May 12, 2021, or the date that all shares reserved under the 2011 Plan are issued or no longer available.  The 2011 Plan provides for the issuance of up to 700 shares of common stock pursuant to awards granted under the 2011 Plan.  Options granted to employees typically vest over two years, while grants to non-employee directors vest in six months.  As of January 2, 2016, 534 options were outstanding under the 2011 Plan. Our 2006 Stock Option Plan (the “2006 Plan”) expired on June 30, 2011, but the options outstanding under the 2006 Plan continue to be exercisable in accordance with their terms.  As of January 2, 2016, 238 options were outstanding to employees and non-employee directors under the 2006 Plan.  Our Restated 1997 Stock Option Plan (the “1997 Plan”) has expired, but the options outstanding under the expired 1997 Plan continue to be exercisable in accordance with their terms.  As of January 2, 2016, options to purchase an aggregate of 8 shares were outstanding under the 1997 Plan.  We issue new common stock when stock options are exercised. The Company periodically grants stock options that vest based upon the achievement of performance targets. For performance based options, the Company evaluates the likelihood of the targets being met and records the expense over the probable vesting period.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for fiscal years 2015 and 2014:

	For the fiscal years ended
	January 2, 2016	January 3, 2015
Expected dividend yield	—	—
Expected stock price volatility	84.80%	83.82%
Risk-free interest rate	2.16%	2.16%
Expected life of options (years)	10.00	7.55

Additional information relating to all outstanding options is as follows (in thousands, except per share data):

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Balance at December 28, 2013	766	$3.26
Granted	219	3.04
Exercised	(10)	2.38
Forfeited	(70)	2.73
Balance at January 3, 2015	905	3.25	$212	4.56
Granted	130	1.33
Exercised	(12)	1.89
Cancelled/expired	(173)	4.63
Forfeited	(70)	2.67
Balance at January 2, 2016	780	$2.70	$—	5.23

Options exercisable at January 2, 2016	$632	$2.79	$—

The weighted average fair value per option of options granted during fiscal years 2015 and 2014 was $1.12 and $2.34, respectively. We recognized share-based compensation expense of $316 and $267 for fiscal years 2015 and 2014, respectively.  The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $1.05 on January 2, 2016, which theoretically could have been received by the option holders had all option holders exercised their options as of that date.  As of January 2, 2016, there were no in-the-money options exercisable.

Based on the value of options outstanding as of January 2, 2016, estimated future share-based compensation expense is as follows:

Fiscal year 2016	$138
Fiscal year 2017	43
$181

The estimate above does not include any expense for additional options that may be granted and vest during 2016 and 2017.

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

As of January 2, 2016, we had fully vested warrants outstanding to purchase 24 shares of common stock at a price of $3.55 per share and expire in May 2020.

Preferred Stock:  Our amended Articles of Incorporation authorize two million shares of preferred stock that may be issued from time to time in one or more series having such rights, powers, preferences and designations as the Board of Directors may determine.  To date no such preferred shares have been issued.

12.          Major Customers and Suppliers

For the fiscal year ended January 2, 2016, no customer represented more than 10% of our total revenues. For the fiscal year ended January 3, 2015, one customer represented 14% of our total revenues.  As of January 2, 2016, two customers, each represented more than 10% of our total trade receivables, for a total of 39% of our total trade receivables. As of January 3, 2015, three customers, each represented more than 10% of our total trade receivables, for a total of 46% of our total trade receivables.

During the two fiscal years ended January 2, 2016 and January 3, 2015, we purchased a vast majority of appliances for resale from three suppliers.  We have and are continuing to secure other vendors from which to purchase appliances.  However, the curtailment or loss of one of these suppliers or any appliance supplier could adversely affect our operations.

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

The decrease in recycling segment revenues for the fiscal year ended January 2, 2016, presented in the following table was the result of a decrease in revenues related to appliance replacement programs, recycling programs and a significant decline in byproduct revenues that resulted from decreases in the prices of the byproducts that we sell.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following tables present our segment information for fiscal years 2015 and 2014:

	For the fiscal years ended
	January 2, 2016	January 3, 2015
Revenues:
Retail	$66,225	$68,023
Recycling	45,614	62,907
Total revenues	$111,839	$130,930

Operating income (loss):
Retail	$(1,815)	$(1,764)
Recycling	(1,667)	4,969
Unallocated corporate costs	(622)	(654)
Total operating income	$(4,104)	$2,551

Cash capital expenditures:
Retail	$121	$443
Recycling	43	132
Corporate	240	243
Total cash capital expenditures	$404	$818

Depreciation and amortization expense:
Retail	$197	$164
Recycling	835	886
Corporate	238	305
Total depreciation and amortization expense	$1,270	$1,355

Interest expense:
Retail	$437	$240
Recycling	595	466
Corporate	260	290
Total interest expense	$1,292	$996

	As of
	January 2, 2016	January 3, 2015
Assets:
Retail	$18,088	$15,778
Recycling	22,122	24,019
Corporate assets not allocable	6,636	7,163
Total assets	$46,846	$46,960

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

14.          Benefit Contribution Plan

We have a defined contribution salary deferral plan covering substantially all employees under Section 401(k) of the Internal Revenue Code.  We contribute an amount equal to 10 cents for each dollar contributed by each employee up to a maximum of 5% of each employee’s compensation.  AAP also has a 401(k) plan which includes a safe harbor matching contribution of 4% of the employee’s contribution.  We recognized expense for contributions to the plans of $84 and $74 for fiscal years 2015 and 2014, respectively.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our CEO and CFO concluded that, as of January 2, 2016, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 2, 2016, based upon the framework in “2013 Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that our internal control over financial reporting was effective as of January 2, 2016.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended January 2, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

As disclosed by the Company in Item 5.02 of its Current Report on Form 8-K filed on February 29, 2006, Tony Isaac, a director of the Company, was appointed to serve as interim Chief Executive Officer on February 26, 2016.  Due to such appointment, Mr. Isaac ceased to be an “independent director” under the Marketplace Rules (the “NASDAQ Rules”) of the NASDAQ Stock Market (“NASDAQ”), and only two of the four members of the Board currently meet such independence requirements.  As a result, a majority of the Board is not currently comprised of directors who meet the independence requirements as set forth in NASDAQ Rule 5605(b)(1), which requires that a NASDAQ-listed company’s board of directors consist of a majority of “independent directors” (as defined in NASDAQ Rule 5605(a)(2)).  In addition, the Audit Committee of the Board currently consists of only two independent directors, rather than the minimum three independent directors required by NASDAQ Rule 5605(c)(2).

On March 31, 2016, the Company contacted NASDAQ to notify them of the Company’s non-compliance with the rules indicated above resulting from Mr. Isaac’s appointment as interim Chief Executive Officer.  The Company informed NASDAQ that the Board intended to address its non-compliance in accordance with NASDAQ Rule 5605(b)(1)(A), which we expect NASDAQ to grant the Company a cure period of 180 days from the date of Mr. Isaac’s appointment in order to regain compliance.  Prior to the end of the Cure Period, the Board intends to appoint at least one additional director who is considered to be “independent director” in accordance with the criteria set forth in Listing Rule 5605(a)(2).

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors and executive officers of the Company is set forth under the headings “Nominees” and “Information Concerning Officers and Key Employees Who Are Not Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” to be included in our 2016 Proxy Statement, is incorporated herein by reference into this section.

Code of Ethics

Our Audit Committee has adopted a code of ethics applicable to our directors and officers (including our Chief Executive Officer and Chief Financial Officer) and other of our senior executives and employees in accordance with applicable rules and regulations of the SEC and The NASDAQ Stock Market.  A copy of the code of ethics may be obtained upon request, without charge, by addressing a request to Investor Relations, ARCA, Inc., 175 Jackson Avenue North, Suite 102, Minneapolis, MN 55343.  The code of ethics is also posted on our website at www.ArcaInc.com under “Investor Relations — Corporate Governance.”

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

Information regarding executive compensation is set forth under the heading “Executive Compensation” to be included in our 2016 Proxy Statement, is incorporated herein by reference into this section.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is set forth under the heading “Common Stock Ownership” to be included in our 2016 Proxy Statement, is incorporated herein by reference into this section.
.
The following table gives aggregate information under our equity compensation plans as of January 2, 2016:

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options and Warrants	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans, Excluding Securities Reflected in Column (a)
Equity compensation plans approved by shareholders	780,050	$2.70	53,000
Equity compensation plans not approved by shareholders	23,500	$3.55	—
Total	803,550	$2.72	53,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding director independence and certain relationships and related transactions is set forth under the headings “Director Independence” and “Review, Approval or Ratification of Transactions with Related Persons” to be included in our 2016 Proxy Statement, is incorporated herein by reference into this section.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is set forth under the heading “Independent Registered Public Accounting Firm” to be included in our 2016 Proxy Statement, is incorporated herein by reference into this section.

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

April 1, 2016	APPLIANCE RECYCLING CENTERS OF AMERICA, INC. (Registrant)

	By	/s/ Tony Isaac
Tony Isaac
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer
/s/ Tony Isaac	Interim Chief Executive Officer	April 1, 2016
Tony Isaac

Principal Financial and Accounting Officer
/s/ Jeffery Ostapeic	Chief Financial Officer	April 1, 2016
Jeffery Ostapeic

Directors
/s/ Tony Isaac	Director	April 1, 2016
Tony Isaac

/s/ Richard Butler	Director	April 1, 2016
Richard Butler

/s/ Dennis Gao	Director	April 1, 2016
Dennis Gao

/s/ Brian Conners	Director	April 1, 2016
Brian Conners

Index to Exhibits

Exhibit No.	Description
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

10.6‡
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

10.10
Amendment No. 3, dated March 14, 2013, to Revolving Credit, Term Loan and Security Agreement dated January 24, 2011, between PNC Bank, National Association and the Company [filed as Exhibit No. 10.10 to the Company's Form 10-K for the year ended December 29, 2012 (File No. 0-19621) and incorporated herein by reference].

10.11
Amendment No. 4, dated September 27, 2013, to Revolving Credit, Term Loan and Security Agreement dated January 24, 2011, between PNC Bank, National Association and the Company [filed as Exhibit No. 10.3 to the Company's Form 10-Q for the quarter ended September 28, 2013 (File No. 0-19621) and incorporated herein by reference].

10.12+	Amendment No. 5, dated January 22, 2016, to Revolving Credit, Term Loan and Security Agreement dated January 24, 2011, between PNC Bank, National Association and the Company.
10.13
Term Loan dated January 24, 2011, between PNC Bank, National Association and ARCA Advanced Processing, LLC [filed as Exhibit No. 10.12 to the Company's Form 10-K for the year ended January 1, 2011 (File No. 0-19621) and incorporated herein by reference].

10.14
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

10.15
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
101**
The following materials from our Annual Report on Form 10-K for the fiscal year ended January 2, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Notes to Consolidated Financial Statements, and (vI) document and entity information.

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