Form 10-K/A
period 2016-01-02
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2016-04-15
CIK 862861

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

EXPLANATORY NOTE

This Amendment No. 1 amends the Annual Report on Form 10-K for the fiscal year ended January 2, 2016, filed by Appliance Recycling Centers of America, Inc. (the “Company”) with the Securities and Exchange Commission (“SEC”) on April 4, 2016 (the “Original Filing”). The Company is filing this Amendment No. 1 to include the information required by Part III of Form 10-K. The information required by Items 10-14 of Part III is no longer being incorporated by reference to the Proxy Statement as the Proxy Statement is not expected to be filed with the SEC within 120 days of January 2, 2016. The Company is also filing this Amendment No. 1 to remove the date on the cover page for the 2016 Annual Meeting of Shareholders and to include Exhibit 10.12+ which was listed but not previously filed.  Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing, and the Company has not updated disclosures included therein to reflect any subsequent events.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our directors and officers:

Name	Position with Company	Age
Richard D. Butler	Director	67
Brian T. Conners	Director	50
Dennis (De) Gao	Director	35
Tony Isaac	Director, Interim Chief Executive Officer	61
Edward R. Cameron	President ARCA Recycling, Inc.	75
Bradley S. Bremer	President ApplianceSmart, Inc.	47
Rachel L. Holmes	Executive Vice President ARCA Recycling, Inc.	52
Jeffery P. Ostapeic	Chief Financial Officer	47

Richard D. Butler, Jr. has been a director of the Company since May 2015. Mr. Butler is the owner of Solution Provider Services, an advisory firm which provides real estate, corporate and financial advisory services, since 1999, and is the co-Founder, Managing Director and major shareholder of Ref-Razzer Company, a whistle manufacturing and vending company, since 2005. Prior to this, Mr. Butler was the Co-Founder and Executive Vice President of Aspen Healthcare, Inc., from 1996 to 1999. From 1993 to 1996, Mr. Butler was a Managing Director at Landmark Financial and from 1989 to 1993 he was a Partner at Cal Ventures Real Estate Investment Group. Prior to this, Mr. Butler has also served as the President and Chief Executive Officer of Mt. Whitney Savings Bank, Chief Executive Officer of First Federal Mortgage Bank, Chief Executive Officer of Trafalgar Mortgage, and Executive Officer and Member of the President’s Advisory Committee at State Savings & Loan Association (peak assets $14 billion) and American Savings & Loan Association (NYSE: FCA; peak assets $34 billion). Mr. Butler has served on the board of directors of LiveDeal, Inc. (NASDAQ: LIVE), a company providing specialized online marketing solutions to small-to-medium sized local business that boost customer awareness and merchant visibility, since August 2006 (including YP.com from 2006 to 2007). Mr. Butler has been a director of Dataram Corporation (NASDAQ: DRAM), an independent memory manufacturer, which develops, manufactures, and markets large capacity memory products primarily used in servers and workstations worldwide, since November 2014. Mr. Butler attended Bowling Green University in Ohio, San Joaquin Delta College in California, and Southern Oregon State College.

Mr. Butler brings to the Board extensive experience in financial management and executive roles, which enable him to provide important expertise in financial, operating and strategic matters that impact our Company.

Brian T. Conners has been a director of the Company since May 2015. Mr. Conners has been the President and Chief Operating Officer of ARCA Advanced Processing, LLC (“AAP”), a joint venture between the Company and 4301 Operations, LLC, that recycles appliances generated from twelve states in the Northeast and Mid-Atlantic regions of the United States since 2007. Prior to AAP, Mr. Conners founded Safe Disposal Systems, Inc. (“Safe Disposal”), in 1992. The company was formed in response to the newly enacted Clean Air Act amendments to provide appliance recycling services to retailers and used appliance dealers. Mr. Conners was instrumental in creating the first Ozone Depleting Substance Carbon Offset Credits in the United States along with Environmental Credit Corporation and USA Refrigerants on the Chicago Climate Exchange. Mr. Conners has a Bachelor of Science degree in Manufacturing Engineering from Boston University.

Mr. Conners has extensive knowledge in recycling machinery, refrigerant reclamation and processing techniques.

Dennis (De) Gao has been a director of the Company since May 2015. Mr. Gao co-founded and, from July 2010 to March 2013, served as the CFO at Oxstones Capital Management, a privately held company and a social and philanthropic enterprise, serving as an idea exchange for the global community. Prior to establishing Oxstones Capital Management, from June 2008 until July 2010, Mr. Gao was a product owner at The Procter & Gamble Company for its consolidation system and was responsible for the Procter & Gamble’s financial report consolidation process. From May 2007 to May 2008, Mr. Gao was a financial analyst at the Internal Revenue Service's CFO division. Mr. Gao has served as a director of LiveDeal, Inc. (NASDAQ: LIVE) and as a member of the Audit Committee of LiveDeal, Inc. since January 2012. Mr. Gao has a dual major Bachelor of

Science degree in Computer Science and Economics from University of Maryland, and an M.B.A. specializing in finance and accounting from Georgetown University’s McDonough School of Business.

Mr. Gao has significant finance, accounting and operational experience and brings substantial finance and accounting expertise to the Board.

Tony Isaac has been a director of the Company since May 2015 and has served as Interim Chief Executive Officer of the Company since February 2016. Mr. Isaac has served as Financial Planning and Strategist/Economist of LiveDeal, Inc. (NASDAQ: LIVE), a company providing specialized online marketing solutions to small-to-medium sized local business that boost customer awareness and merchant visibility, since July 2012. He is the Chairman and Co-Founder of Isaac Organization, a privately held investment company. Mr. Isaac has invested in various companies, both private and public from 1980 to present. Mr. Isaac’s specialty is negotiation and problem-solving of complex real estate and business transactions. Mr. Isaac has served as a director of LiveDeal, Inc. since December 2011. Mr. Isaac graduated from Ottawa University in 1981, where he majored in Commerce and Business Administration and Economics.

Mr. Isaac brings to the Board significant investment and financial expertise and public board experience.

Edward R. Cameron is the founder and has been an executive officer of the Company since its inception in 1976. He has served as President of ARCA Recycling, Inc. since February 2016 and leads the recycling segment activities of the Company. Previously, he served as President and CEO of the Company from 1989 until August 2014 and from May 2015 until February 2016. He also served as a director and Chairman of the Board of the Company from 1989 until February 2016 and prior to 1989 was a director of a predecessor of the Company. Prior to founding the Company, Mr. Cameron served as a district product manager and an account manager for Burroughs Corporation (a predecessor of Unisys Corporation) and served in executive positions for several small businesses. Mr. Cameron has a Bachelor of Science degree in business administration from Montana State University. In his more than 35 years with the Company, Mr. Cameron brings extensive knowledge of all aspects of the Company, its businesses, industry, markets and day-to-day operations, and the issues, opportunities and challenges facing the Company.

Bradley S. Bremer is President of ApplianceSmart, Inc., a subsidiary of the Company, a position he has held since February 2012. He served as Vice President of Retail Operations from 2007 until his appointment as President of ApplianceSmart. Mr. Bremer is responsible for directing all aspects of the Company’s retail division, including the management of sales, advertising and operations for the Company’s ApplianceSmart stores. He also oversees the selection of ApplianceSmart locations, planning for new stores, development of new markets, and implementation of retail programs and services. From 2000 to 2007, Mr. Bremer held the position of Retail Operations Manager for the Company. Mr. Bremer is a graduate of the University of Minnesota.

Rachel L. Holmes is the Executive Vice President of ARCA Recycling, Inc. a position she was appointed to in January 2016. She previously held the position of Vice President of Client Services since July 2015, Vice President of Business Development since April 2008, and Chief of Staff since April 2012. Ms. Holmes focuses on business development, including strategic planning to obtain new clients for the Company’s appliance recycling and replacement services, and management of client accounts. She directs the Company’s environmental and regulatory research; participation in industry and government initiatives; and marketing and communications. She was employed by the Company from 1991 to 1999 in various corporate planning, marketing and advertising capacities. From 1999 until rejoining the Company in 2003, she was an independent marketing consultant for the Company. Ms. Holmes earned a B.A. from the University of Minnesota.

Jeffery P. Ostapeic is the Company’s Chief Financial Officer, a position he has held since December 2014.  Mr. Ostapeic is responsible for the Company’s financial and accounting compliance, compiles and analyzes the Company’s financial statements, budgets and manages all of the Company’s day-to-day accounting operations, including treasury, taxes, billing, collections and accounts payable.  Mr. Ostapeic served most recently as an audit partner with Grant Thornton LLP, an international accounting firm, from 2011 to 2014.  He previously served with McGladrey & Pullen LLP from 2007 to 2011 and Ernst & Young LLP from 1990 to 2007, also international public accounting firms.  He is a CPA and holds a B.A. in Administrative and Commercial Studies - Finance and Economics from the University of Western Ontario.

 Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC. Such officers, directors and 10% shareholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended January 2, 2016, its officers, directors and 10% shareholders timely complied with all Section 16(a) filing requirements, except as follows: Mr. Goa, Mr. Isaac and Mr. Butler filed late Form 3s on September 21, 2015, reporting their election to the Board of Directors and related grants of stock options on May 18, 2015.

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

Audit Committee

The Audit Committee of the Board of Directors is comprised entirely of non-employee directors. In fiscal 2015, the members of the Audit Committee were Mr. Isaac (Chairman), Mr. Gao and Mr. Butler, each of whom was also an “independent” director as defined under NASDAQ rules. Mr. Issac resigned from the Audit Committee upon his appointment as Interim CEO on February 29, 2016, and Mr. Butler was named Chairman of the committee. The Audit Committee is responsible for selecting and approving the Company’s independent auditors, for relations with the independent auditors, for review of internal auditing functions (whether formal or informal) and internal controls, and for review of financial reporting policies to assure full disclosure of financial condition. The Audit Committee operates under a written charter adopted by the Board of Directors, which is posted on the Company’s website at www.ARCAInc.com under the caption “Investor Relations - Corporate Governance.” The Board has determined that Mr. Butler is an “audit committee financial expert” as defined in SEC rules.

As disclosed in Item 9B Other Information of the Original Filing of this Form 10-K, the Audit Committee of the Company is currently comprised of only two independent directors and therefore does not satisfy the NASDAQ Rule 5605(c)(2), which currently requires that a NASDAQ-listed company have a minimum of three independent directors. The Board intends to appoint at least one additional director who is considered to be an "independent director" in accordance with the criteria set forth in NASDAQ Listing Rule 5605(a)(2).

Compensation and Benefits Committee

The Compensation Committee of the Board of Directors is comprised entirely of non-employee directors. In fiscal 2015, the members of the Compensation Committee were Mr. Isaac, Mr. Gao and Mr. Butler (Chairman), each of whom was also an “independent” director as defined under NASDAQ rules. Mr. Issac resigned from the Compensation Committee upon his appointment as Interim CEO on February 29, 2016. The Compensation Committee is responsible for review and approval of officer salaries and other compensation and benefits programs and determination of officer bonuses. Annual compensation for the Company’s executive officers, other than the CEO, is recommended by the CEO and approved by the Compensation Committee. The annual compensation for the CEO is recommended by the Compensation Committee and formally approved by the full Board of Directors. The Compensation Committee may approve grants of equity awards under the Company’s stock compensation plans.

In the performance of its duties, the Compensation Committee may select independent compensation consultants to advise the committee when appropriate. In addition, the Compensation Committee may delegate authority to subcommittees where appropriate. The Compensation Committee may separately meet with management if deemed necessary and appropriate. The Compensation Committee operates under a written charter adopted by the Board of Directors in March 2011, which is posted on the Company’s website at www.ARCAInc.com under the caption “Investor Relations - Corporate Governance.”

Governance Committee

The Nominating and Corporate Governance Committee (the "Governance Committee") is comprised entirely of non-employee directors. In fiscal 2015, the members of the Governance Committee were Mr. Isaac, Mr. Gao (Chairman) and Mr. Butler, each of whom was also an “independent” director as defined under NASDAQ rules. Mr. Issac resigned from the Governance Committee upon his appointment as Interim CEO on February 29, 2016. The primary purpose of the Governance Committee is to ensure an appropriate and effective role for the Board of Directors in the governance of the Company.  The principal recurring duties and responsibilities of the Governance Committee include (i) making recommendations to the Board regarding the size and composition of the Board, (ii) identifying and recommending to the Board of Directors candidates for election as directors, (iii) reviewing the Board’s committee structure, composition and membership and recommending to the Board candidates for appointment as members of the Board’s standing committees, (iv) reviewing and recommending to the Board corporate governance policies and procedures, (v) reviewing the Company’s Code of Business Ethics and Conduct and compliance therewith, and (vi) ensuring that emergency succession planning occurs for the positions of Chief Executive Officer, other key management positions, the Board chairperson and Board members. The Governance Committee operates under a written charter adopted by the Board of Directors in March 2011, which is posted on the Company’s website at www.ARCAInc.com under the caption “Investor Relations - Corporate Governance.”

The Governance Committee will consider director candidates recommended by shareholders. The criteria applied by the Governance Committee in the selection of director candidates is the same whether the candidate was recommended by a Board member, an executive officer, a shareholder or a third party, and accordingly, the Governance Committee has not deemed it necessary to adopt a formal policy regarding consideration of candidates recommended by shareholders. Shareholders wishing to recommend candidates for Board membership should submit the recommendations in writing to the Secretary of the Company.

The Governance Committee identifies director candidates primarily by considering recommendations made by directors, management and shareholders. The Governance Committee also has the authority to retain third parties to identify and evaluate director candidates and to approve any associated fees or expenses. Board candidates are evaluated on the basis of a number of factors, including the candidate’s background, skills, judgment, diversity, experience with companies of comparable complexity and size, the interplay of the candidate’s experience with the experience of other Board members, the candidate’s independence or lack of independence, and the candidate’s qualifications for committee membership. The Governance Committee does not assign any particular weighting or priority to any of these factors and considers each director candidate in the context of the current needs of the Board as a whole. Director candidates recommended by shareholders are evaluated in the same manner as candidates recommended by other persons.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth the cash and non-cash compensation for fiscal years ended January 2, 2016 and January 3, 2015 earned by each person who served as Chief Executive Officer during 2015, and our other two most highly compensated executive officers who held office as of January 2, 2016 (“named executive officers”):

Summary Compensation Table for Fiscal Year Ended January 2, 2016

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Award ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Edward R. Cameron (1) President of ARCA Recycling, Inc.; Former Chairman of the Board Former President and CEO	2015 2014	300,000 300,000	-- 30,000	114,000 (4) --	96,000 (5) 80,500 (5)	7,028 (6) 7,028 (6)	517,028 417,528
Mark G. Eisenschenk (2) Former President and CEO	2015 2014	185,000 185,000	-- 11,785	-- --	-- --	3,000 7,200	188,000 203,985
Jeffery Ostapeic (3) Chief Financial Officer	2015 2014	180,000 6,461	-- --	-- --	-- 98,500 (5)	7,200 --	187,200 104,961
Bradley S. Bremer President of ApplianceSmart, Inc.	2015 2014	169,950 168,617	-- 24,750	-- --	-- 34,500 (5)	-- --	169,950 227,867
______________________

(1)
Mr. Cameron served as President and Chief Executive Officer of the Company from 1989 through August 13, 2014, and from May 18, 2015 until February 29, 2016, when he was appointed President of ARCA Recycling, Inc. Mr. Cameron also is provided a Company-paid automobile.

(2)
Mr. Eisenschenk served as the Company's Chief Operating Officer from July 11, 2013 until August 13, 2014, and as President and Chief Executive Officer of the Company from August 13, 2014 until May 18, 2015. He also received a $600 per month car allowance. Mr. Eisenschenk was terminated from employment with the Company on May 18, 2015. Pursuant to his employment agreement he continued to receive his salary for the duration of 2015, and is expected to continue to receive his salary until the one year anniversary of his termination.

(3)
Mr. Ostapeic was appointed Chief Financial Officer of the Company effective December 18, 2014. He is paid an annual salary of $180,000 and provided a $600 per month car allowance. See “Employment Agreement” below.

(4)	This amount reflects the fair value of a stock grant awarded to Mr. Cameron during fiscal 2015. The shares were fully vested upon grant. See Note 11 to the Company's consolidated financial statements.

(5)
This amount reflects the fair value of the options granted during fiscal 2015 and 2014. See Note 2 to the Company’s consolidated financial statements for discussion of the assumptions made in the valuation of option grants.

(6)	These amounts reflect personal use of a Company-owned automobile of $7,028 per year.

Employment Agreements
The Company has entered into an employment agreement with Jeffery Ostapeic, under which he is paid a base salary of $180,000. The employment agreement also provides for, among other things, participation in stock-based benefit plans and fringe benefit programs applicable to Mr. Ostapeic.

The employment agreement provides the Employee with a severance benefit in an amount up to twelve (12) months base salary in the event the Company terminates his employment without Cause (as defined in each employment agreement). The cash severance benefit would be paid in accordance with the Company’s regular payroll practices, and would continue for a period of twelve (12) months following the date of termination or until the Employee enters into an employment, consulting or other business arrangement or relationship with another employer, whichever date is earlier.

If a Change of Control (as defined in the employment agreement) occurs during the term of the employment agreement and the Employee’s employment is terminated by the Company without Cause or by the Employee for Good Reason, the agreements provide for a cash severance benefit in the form of (i) a lump sum cash payment equal to one (1) times the Employee’s annual base salary, payable within 60 days after the date of termination, and (ii) continuation of the Employee’s base salary for a period of twelve (12) months following the date of termination or until the Employee enters into an employment, consulting or other business arrangement or relationship with another employer, whichever date is earlier. In addition, all unvested stock options to purchase capital stock of the Company held by the Employee shall immediately vest in full and shall be exercisable by the Employee for a period of 90 days after the date of termination. The agreement also provides that the Employee is entitled to receive all benefits payable to the Employee under any of the Company’s pension, life insurance, medical, health, disability, deferred compensation or savings plans in which the employee was participating immediately prior to the change in control.

Outstanding Equity Awards at January 2, 2016
The following table provides a summary of equity awards outstanding for our Named Executive Officers at January 2, 2016:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Edward R. Cameron	8,500 (1)	--	2.22	11/11/2016
Edward R. Cameron	35,000 (2)	--	2.30	08/16/2017
Edward R. Cameron	5,000 (3)	--	4.25	02/24/2018
Edward R. Cameron	100,000 (4)	--	1.89	05/09/2020
Edward R. Cameron	23,334 (6)	11,666 (6)	3.00	02/26/2021
Edward R. Cameron	50,000 (8)	50,000 (8)	1.14	09/01/2025

Jeffery Ostapeic	16,667 (7)	33,333 (7)	2.80	12/18/2021

Bradley S. Bremer	4,800 (1)	--	2.22	11/11/2016
Bradley S. Bremer	15,000 (5)	--	3.55	05/13/2017
Bradley S. Bremer	5,000 (3)	--	4.25	02/24/2018
Bradley S. Bremer	7,500 (4)	--	1.89	05/09/2020
Bradley S. Bremer	10,000 (6)	5,000 (6)	3.00	02/26/2021

_______________________

(1)	Option granted November 11, 2009 and vested twelve months thereafter.

(2)	Option granted August 16, 2010 and vested twelve months thereafter.

(3)	Option granted February 24, 2011 and vested twelve months thereafter.

(4)	Option granted May 9, 2013 and vested on various dates in the twenty-four months thereafter.

(5)	Option granted May 13, 2010 and vested twelve months thereafter.

(6)	Option granted February 26, 2014 and will vest in three equal installments on each anniversary

(7)	Options granted December 18, 2014 and will vest in three equal installments on each anniversary.

(8)	Options granted September 1, 2015 and 50,000 vested immediate and 50,000 will vest on the first anniversary.

Stock Option Plans

The Company uses stock options to attract and retain executives, directors, consultants and key employees. Stock options are currently outstanding under three stock option plans. The Company’s 2011 Stock Compensation Plan (the “2011 Plan”) was adopted by the Board of Directors in March 2011 and approved by the shareholders at the 2011 annual meeting of shareholders. Under the 2011 Plan, the Company has reserved an aggregate of 700,000 shares of its common stock for option grants. The Company’s 2006 Stock Option Plan (the “2006 Plan”) was adopted by the Board of Directors in March 2006 and approved by the shareholders at the 2006 annual meeting of shareholders. The 2006 Plan expired on June 30, 2011, but options granted under the 2006 Plan before it expired will continue to be exercisable in accordance with their terms. The Company’s Restated 1997 Stock Option Plan (the “1997 Plan”) was adopted by the Board of Directors in March 1997 and approved by the shareholders at the 1997 annual meeting of shareholders. The 1997 Plan expired in March 2007, but options outstanding under the expired 1997 Plan continue to be exercisable in accordance with their terms. As of March 23, 2016, options to purchase an aggregate of 780,050 shares were outstanding, including options for 534,500 shares under the 2011 Plan, options for 238,050 shares under the 2006 Plan and options for 7,500 shares under the 1997 Plan. The Plans are administered by the Compensation Committee or the full Board of Directors acting as the Committee.

The 2011 Plan provides that a grant of non-qualified stock options, restricted stock or restricted stock units will be made to each non-employee director on the date of each annual meeting of shareholders at which the director is elected or reelected to the Board. The Board has the authority to determine the type of award and the number of shares subject to such annual grants prior to each annual meeting of shareholders. The total number of non-qualified options, restricted stock awards or restricted stock units granted each year at the annual meeting of shareholders may not exceed 15,000 shares per non-employee director unless the Compensation Committee determines that all independent directors or any independent director has performed substantial services. In addition to the annual grant, the Board has the ability to grant awards to non-employee directors at times other than the annual meeting.

Under the 2011 Plan, the Board may grant stock options that either qualify as “incentive stock options” under the Internal Revenue Code of 1986, as amended, (the “Code”) or as “non-qualified stock options.” Stock options may be granted in such form and upon such terms as the Board may approve from time to time. Stock options granted under the 2011 Plan may be exercised during their respective terms as determined by the Board. The purchase price may be paid by tendering cash or, in the Board’s discretion, by tendering common stock of the Company. No stock option shall be transferable by the optionee or exercised by anyone else during the optionee’s lifetime. Eligible persons will not pay any consideration to the Company in order to receive options, but will pay the exercise price upon exercise of an option.

Stock options may be exercised after a participant’s termination of employment for a period specified by the Board at the time the option is granted. The term of any stock option granted under the 2011 Plan may not exceed ten years (or five years in the case of an incentive stock option granted to a participant who owns or is deemed to own more than 10% of the combined voting power of all classes of stock of the Company, any subsidiary or affiliate). The exercise price of any stock option granted under the 2011 Plan may not be less than the fair market value of the common stock on the date the option is granted (or, in the case of an incentive stock option granted to a participant who owns more than 10% of the combined voting power of all classes of stock of the Company, the option price shall be not less than 110% of the fair market value of the stock on the date the option is granted).

The Board may grant stock appreciation rights (“SARs”) alone as “freestanding SARs” or in connection with all or part of any stock option as “tandem SARs” either at the time of the stock option grant, or, in the case of non-qualified options, later during the term of the stock option. SARs entitle the participant to receive from the Company the same economic value that would have been derived from the exercise of an underlying stock option and the immediate sale of the shares of common stock. Such value is paid by the Company in cash or shares of common stock, in the discretion of the Board. SARs are exercisable only at such times and to the extent stated in an award agreement. The Board may grant other awards of stock or awards that are valued in whole or in part by reference to, or otherwise based on, stock, either alone or in addition to or in tandem with stock options or SARs.

Compensation of Non Employee Directors

The Company uses a combination of cash and share-based incentive compensation to attract and retain qualified candidates to serve on the Board of Directors. In setting director compensation, the Company considers the significant amount of time that directors expend fulfilling their duties to the Company as well as the skill level required by the Company of members of the Board.

Non-employee directors of the Company receive an annual fee of $15,000 for their service as directors and an attendance fee of $1,000 per Board meeting. The Chairperson of the Audit Committee receives an additional annual fee of $10,000 and each other member of the Audit Committee receives an additional annual fee of $5,000. The Chairperson of the Compensation and Benefits Committee receives an additional annual fee of $1,500, and the Chairperson of the Nominating and Governance Committee receives an additional annual fee of $1,000. All of the Company’s directors are reimbursed for reasonable travel expenses incurred in attending meetings.

Non-employee directors also receive stock options under the 2011 Stock Compensation Plan. Each year, on the date of the Company’s annual meeting, non-employee directors receive an option to purchase 10,000 shares of common stock. In addition, upon their initial appointment or election to the Board, non-employee directors receive a one-time grant of options to purchase 10,000 shares of common stock. Generally, such options become exercisable in full six months after the date of grant and expire ten years from the date of grant.

The table below presents cash and non-cash compensation paid to non-employee directors during the last fiscal year.

Non-Management Director Compensation for Fiscal Year Ended January 2, 2016

Name (1)	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Tony Isaac (2)	19,583	16,600 (3)	--	36,183
Dennis (De) Gao	17,250	16,600 (3)	--	33,850
Richard D. Butler	17,542	16,600 (3)	--	34,142
_______________________

(1)
Edward R. Cameron and Brian T. Conners have been omitted from this table since they received no additional compensation for serving as a director of the Company. Mr. Cameron's compensation is described above under “Executive Compensation.”

(2)	Tony Isaac was appointed to Interim Chief Executive Officer on February 29, 2016.

(3)
These amounts reflect the fair value of the options granted during fiscal 2015. See Note 2 to the Company’s consolidated financial statements for discussion of the assumptions made in the valuation of option grants. At fiscal year-end, the non-management directors held options to purchase shares of common stock as follows: Mr. Isaac, 10,000 shares; Mr. Gao, 10,000 shares; and Mr. Butler, 10,000 shares.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth as of April 1, 2016 the beneficial ownership of common stock by each of the Company’s directors, each of the executive officers, and all directors and executive officers of the Company as a group, as well as information about beneficial owners of 5% or more of the Company’s common stock. Beneficial ownership includes shares that may be acquired in the next 60 days through the exercise of options or warrants.

Beneficial Owner	Position with Company	Number of Shares Beneficially Owned (1)	Percent of Outstanding (2)
Directors and executive officers:
Tony Isaac	Director, Interim Chief Executive Officer	10,000	*
Edward R. Cameron (3) (4)	President ARCA Recycling, Inc.	644,301	10.5%
Jeffery Ostapeic (4)	Chief Financial Officer	16,667	*
Bradley S. Bremer (4)	President of ApplianceSmart, Inc.	57,300	*
Rachel Holmes (4)	Executive Vice-President of ARCA Recycling, Inc.	39,917	*
Richard D. Butler (4)	Director	10,000	*
Brian T. Conners (4) (5)	Director	10,000	*
Dennis (De) Gao (4)	Director	10,000	*
All directors and executive officers as a group (8 persons) (4)		798,185	12.7%
Other 5% shareholders:
Isaac Capital Group, LLC (6)		587,890	10.0%
Medallion Capital, Inc. (7)		467,000	7.9%
Abacab Capital Management (8)		439,587	7.4%
_______________________
* Indicates ownership of less than 1% of the outstanding shares

(1)	Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to such shares.

(2)
Applicable percentage of ownership is based on 5,900,818 shares of common stock outstanding as of April 1, 2016 plus, for each shareholder, all shares that such shareholder could purchase within 60 days upon the exercise of existing stock options and warrants.

(3)	Includes 302,690 shares that are pledged to secure a personal line of credit. The address for Mr. Cameron is 175 Jackson Avenue North, Suite 102, Minneapolis, Minnesota 55343.

(4)
Includes shares which could be purchased within 60 days upon the exercise of existing stock options or warrants, as follows: Mr. Isaac, 10,000 shares; Mr. Cameron, 221,834 shares; Mr. Ostapeic, 16,667 shares; Mr. Bremer, 42,300 shares; Ms. Holmes, 39,667 shares; Mr. Butler, 10,000 shares; Mr. Conners, 10,000 shares; Mr. Gao, 10,000 shares; and all directors and executive officers as a group, 360,468 shares.

(5)	Mr. Connors serves as President and Chief Operating Officer of ARCA Advanced Processing, LLC, in which the Company owns a 50% interest.

(6)
According to a Schedule 13D/A filed October 2, 2015, Isaac Capital Group, LLC (“Isaac Capital”) beneficially owned 587,890 shares of common stock. Isaac Capital has sole dispositive power as to all 587,890 shares and sole voting power as to 587,890 shares. The address for Isaac Capital is 3525 Del Mar Heights Road, Suite 765, San Diego, CA 92130.

(7)
According to a Schedule 13D/A filed May 18, 2015, Medallion Capital, Inc. (“Medallion”) beneficially owned 467,000 shares of common stock. Medallion has sole dispositive and voting power as to all 467,000 shares. The address for Medallion is 3000 West County Road 42, Suite 301, Burnsville, MN 55337-4827.

(8)
According to a Schedule 13G filed March 11, 2015, Abacab Capital Management, LLC (“Abacab”) beneficially owned 439,587 shares of common stock. Abacab has sole dispositive and voting power as to all 439,587 shares. The address for Abacab is 33 W. 38th Street, New York, NY 10018.

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

Review, Approval or Ratification of Transactions with Related Persons

There are no family relationships between any of the directors, director nominees, or executive officers of the Company. Mr. Gao, Mr. Isaac and Mr. Butler, three of the persons who have served as directors during the fiscal year ended January 2, 2016, were “independent” directors as defined under the rules of The NASDAQ Stock Market (“NASDAQ”) for companies included in The NASDAQ Capital Market since they joined the Board in May 2015. Mr. Isaac ceased to be “independent” on February 29, 2016, when he assumed the role of Interim Chief Executive Officer for the Company.

The Audit Committee, comprised of Mr. Gao, Mr. Isaac (Chairman until February 29, 2016) and Mr. Butler (Chairman effective February 29, 2016), is responsible for the review and approval of all transactions in which the Company was or is to be a participant and in which any executive officer, director or director nominee of the Company, or any immediate family member of any such person (“related persons”) has or will have a material interest. In addition, all, if any, transactions with related persons that come within the disclosures required by Item 404 of the SEC’s Regulation S-K must also be approved by the Audit Committee. The policies and procedures regarding the approval of all such transactions with related persons have been approved at a meeting of the Audit Committee and are evidenced in the corporate records of the Company. Mr. Issac was independent until February 29, 2016 when he was appointed to Interim CEO for the Company, at which point in time he resigned from the Audit Committee and Mr. Butler was appointed as Chairman of the Audit Committee. As of January 2, 2016, ARCA Advanced Processing, LLC, a consolidated subsidiary of the Company, has a promissory note payable of $120,000 and advances payable of $232,000 to 4301 Operations, LLC a business controlled by Mr. Conners and the noncontrolling interest holder in ARCA Advanced Processing, LLC.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Auditors by the Company During Most Recent Fiscal Years

Baker Tilly Virchow Krause, LLP has served as the independent auditors for the Company since fiscal 2005. During the fiscal years ended January 2, 2016 and January 3, 2015 the Company paid fees to Baker Tilly Virchow Krause, LLP for the following professional services:

	January 2, 2016	January 3, 2015
Description
Audit fees (1)	$217,287	$205,794

(1)
Audit fees consist of fees for professional services rendered in connection with the audit of the Company’s year-end financial statements, quarterly reviews of financial statements included in the Company’s quarterly reports, services rendered relative to regulatory filings, and attendance at Audit Committee meetings. For fiscal year 2014, this amount was adjusted for actual amounts finally billed for the completion of the 2015 audit. For fiscal year 2015, this amount includes estimated billings for the completion of the 2015 audit that were rendered after year-end.

The Audit Committee of the Board of Directors has considered whether the provision of the services described above was and is compatible with maintaining the independence of Baker Tilly Virchow Krause, LLP.

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditors. All the fees and services for fiscal 2015 and fiscal 2014 were approved by the Audit Committee.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

April 15, 2016	APPLIANCE RECYCLING CENTERS OF AMERICA, INC. (Registrant)

	By	/s/ Tony Isaac
Tony Isaac
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer
/s/ Tony Isaac	Interim Chief Executive Officer	April 15, 2016
Tony Isaac

Principal Financial and Accounting Officer
/s/ Jeffery Ostapeic	Chief Financial Officer	April 15, 2016
Jeffery Ostapeic

Directors
/s/ Tony Isaac	Director	April 15, 2016
Tony Isaac

/s/ Richard Butler	Director	April 15, 2016
Richard Butler

/s/ Dennis Gao	Director	April 15, 2016
Dennis Gao

/s/ Brian Conners	Director	April 15, 2016
Brian Conners

Index to Exhibits

Exhibit No.	Description
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