Form 10-Q
period 2016-04-02
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2016-05-17
CIK 862861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 2, 2016

or

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

As of May 9, 2016, there were outstanding 5,900,818 shares of the registrant’s Common Stock, without par value.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

INDEX TO FORM 10-Q

PART I.                 FINANCIAL INFORMATION

Item 1.Financial Statements

 APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	April 2, 2016	January 2, 2016
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$2,323	$1,969
Accounts receivable, net of allowance of $97 and $73, respectively	11,006	11,536
Inventories	15,277	16,733
Income taxes receivable	1,441	1,126
Other current assets	1,081	1,350
Deferred income tax assets	1,657	1,657
Total current assets	32,785	34,371
Property and equipment, net	10,817	10,985
Restricted cash	500	500
Other assets	585	596
Deferred income tax assets	327	327
Total assets (a)	$45,014	$46,779
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,726	$7,019
Accrued expenses	9,868	8,934
Line of credit	10,412	12,668
Current maturities of long-term obligations	2,732	1,251
Total current liabilities	29,738	29,872
Long-term obligations, less current maturities	3,463	4,506
Other noncurrent liabilities	342	357
Total liabilities (a)	33,543	34,735
Commitments and contingencies
Shareholders’ equity:
Common Stock, no par value; 10,000 shares authorized; issued and outstanding: 5,901 shares	21,504	21,466
Accumulated deficit	(10,028)	(9,577)
Accumulated other comprehensive loss	(546)	(565)
Total shareholders’ equity	10,930	11,324
Noncontrolling interest	541	720
	11,471	12,044
Total liabilities and shareholders’ equity	$45,014	$46,779

(a) Assets of ARCA Advanced Processing, LLC (AAP), our consolidated variable interest entity, that can only be used to settle obligations of AAP were $9,263 and $8,856 as of April 2, 2016 and January 2, 2016, respectively. Liabilities of AAP for which creditors do not have recourse to the general credit of Appliance Recycling Centers of America, Inc. were $3,668 and $2,838 as of April 2, 2016 and January 2, 2016, respectively.

See Notes to Unaudited Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In Thousands, Except Per Share Amounts)

	Three Months Ended
	April 2, 2016	April 4, 2015
Revenues:
Retail	$16,570	$17,098
Recycling	6,936	7,823
Byproduct	1,839	2,617
Total revenues	25,345	27,538
Costs of revenues	19,154	21,670
Gross profit	6,191	5,868
Selling, general and administrative expenses	6,978	7,868
Operating loss	(787)	(2,000)
Other income (expense):
Interest expense, net	(283)	(321)
Other income (expense), net	120	(149)
Loss before income taxes and noncontrolling interest	(950)	(2,470)
Benefit from income taxes	(320)	(485)
Net Loss	(630)	(1,985)
Net loss attributable to noncontrolling interest	179	285
Net loss attributable to controlling interest	$(451)	$(1,700)

Loss per common share:
Basic	$(0.08)	$(0.29)
Diluted	$(0.08)	$(0.29)

Weighted average common shares outstanding:
Basic	5,901	5,795
Diluted	5,901	5,795

Net loss	$(630)	$(1,985)
Other comprehensive income (loss), net of tax:
Effect of foreign currency translation adjustments	19	(118)
Total other comprehensive income (loss), net of tax	19	(118)
Comprehensive loss	(611)	(2,103)
Comprehensive loss attributable to noncontrolling interest	179	285
Comprehensive loss attributable to controlling interest	$(432)	$(1,818)

See Notes to Unaudited Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended
	April 2, 2016	April 4, 2015
Operating activities:
Net loss	$(630)	$(1,985)
Adjustments to reconcile net loss to net cash and cash equivalents (used in) provided by operating activities:
Depreciation and amortization	325	330
Share-based compensation	38	63
Amortization of debt issuance costs	42	28
Other	—	(5)
Changes in assets and liabilities:
Accounts receivable	530	1,537
Inventories	1,456	68
Other assets	(153)	182
Accounts payable and accrued expenses	1,610	1,322
Income taxes receivable/payable	(303)	(470)
Net cash flows provided by operating activities	2,915	1,070

Investing activities:
Purchases of property and equipment	(137)	(82)
Proceeds from sale of property and equipment	—	5
Other	(4)	—
Net cash flows used in investing activities	(141)	(77)

Financing activities:
Net proceeds (payments) under line of credit	(2,256)	(967)
Payments on debt obligations	(138)	(220)
Proceeds from issuance of debt obligations	100	325
Proceeds from issuance of common stock	—	24
Payment of debt issuance costs	(125)	—
Net cash flows used in financing activities	(2,419)	(838)

Effect of changes in exchange rate on cash and cash equivalents	(1)	(120)

Increase in cash and cash equivalents	354	35
Cash and cash equivalents at beginning of period	1,969	3,523
Cash and cash equivalents at end of period	$2,323	$3,558

See Notes to Unaudited Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended
	April 2, 2016	April 4, 2015
Supplemental disclosures of cash flow information:
Cash payments for interest	$213	$165
Cash payments (receipts) for income taxes	$(5)	$8

Non-cash investing and financing activities:
Debt issuance costs related to credit agreement renewal	$63	$—

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

The accompanying balance sheet as of January 2, 2016, which has been derived from audited consolidated financial statements, and the unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and Article 8 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, normal and recurring adjustments and accruals considered necessary for a fair presentation for the periods indicated have been included.  Operating results for the three-month periods ended April 2, 2016 and April 4, 2015, are presented using 13-week periods.  The results of operations for any interim period are not necessarily indicative of the results for the year.

In preparation of the Company’s financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses during the reporting periods.  As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended January 2, 2016, included in the Company’s Annual Report on Form 10-K filed with the SEC on April 4, 2016.

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

AAP is a joint venture that was formed in October 2009 between ARCA and 4301 Operations, LLC (“4301”) to support ARCA’s agreement, as amended, with GE acting through its GE Appliances business component.  Both ARCA and 4301 have a 50% interest in AAP.  Brian Conners, a member of the ARCA Board of Directors, has a controlling interest in 4301. GE sells its recyclable appliances generated from twelve states in the Northeast and Mid-Atlantic regions of the United States to ARCA, which collects, processes and recycles the appliances.  The agreement requires that ARCA will only recycle, and will not sell for re-use or resale, the recyclable appliances purchased from GE.  The term of the agreement is for six years from the first date of appliance collection, which was March 31, 2010.  The term of the agreement with GE was extended via amendments through May 31, 2016. AAP established a regional processing center in Philadelphia, Pennsylvania, at which the recyclable appliances are processed.  AAP commenced operations in February 2010 and has the exclusive rights to service the GE agreement as a subcontractor for ARCA.  The financial position and results of operations of AAP are consolidated in our financial statements based on our conclusion that AAP is a variable interest entity due to our contribution in excess of 50% of the total equity, subordinated debt and other forms of financial support. We have a controlling financial interest in AAP, through our contractual agreement with GE, which is material to AAP, and we have provided substantial financial support to fund the operations of AAP since its inception. The Company is in the process of negotiating a new agreement with GE, which it expects to be concluded and effective June 1, 2016.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

2.                                      Inventories

Inventories, consisting principally of appliances, are stated at the lower of cost, determined on a specific identification basis, or market and consist of:

	April 2, 2016	January 2, 2016
Appliances held for resale	$15,114	$16,360
Processed metals from recycled appliances held for resale	157	367
Other	6	6
	$15,277	$16,733

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

3.                                      Earnings per Share

Basic income per common share is computed based on the weighted average number of common shares outstanding.  Diluted income per common share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued.  Potentially dilutive shares of Common Stock include unexercised stock options and warrants.  Basic per share amounts are computed, generally, by dividing net income attributable to controlling interest by the weighted average number of common shares outstanding.  Diluted per share amounts assume the conversion, exercise or issuance of all potential Common Stock instruments unless their effect is anti-dilutive, thereby reducing the loss or increasing the income per common share.  In calculating diluted weighted average shares and per share amounts, we included stock options and warrants with exercise prices below average market prices, for the respective reporting periods in which they were dilutive, using the treasury stock method.  We calculated the number of additional shares by assuming the outstanding stock options were exercised and that the proceeds from such exercises were used to acquire Common Stock at the average market price during the quarter.  For the three months ended April 2, 2016, we excluded options and warrants to purchase 803 shares of common stock from the diluted weighted average share outstanding calculation as the effect of these options and warrants was anti-dilutive. For the three months ended April 4, 2015, we excluded options and warrants to purchase 783 shares of common stock from the diluted weighted average shares outstanding calculation as the effect of these options was anti-dilutive.

4.                                      Share-Based Compensation

We recognized share-based compensation expense of $38 and $63 for the three months ended April 2, 2016, and April 4, 2015, respectively.

Based on the value of options outstanding as of April 2, 2016, estimated future share-based compensation expense is as follows:

Balance of fiscal year 2016	$99
Fiscal year 2017	44
$143

The estimate above does not include any expense for additional options that may be granted and vest during the remainder of 2016 and 2017.

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

Changes in our warranty accrual are as follows:

	Three Months Ended
	April 2, 2016	April 4, 2015
Beginning Balance	$42	$30
Standard accrual based on units sold	6	6
Actual costs incurred	(4)	(4)
Periodic accrual adjustments	(5)	(4)
Ending Balance	$39	$28

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

The following table summarizes the assets and liabilities of AAP as of April 2, 2016, and January 2, 2016:

	April 2, 2016	January 2, 2016
Assets
Current assets	$1,289	$696
Property and equipment, net	7,891	8,077
Other assets	83	83
Total Assets	$9,263	$8,856
Liabilities
Accounts payable (a)	$1,831	$1,872
Accrued expenses	1,199	399
Current maturities of long-term debt obligations	1,048	946
Long-term debt obligations, net of current maturities	3,390	3,439
Other liabilities (b)	712	759
Total Liabilities	$8,180	$7,415

(a)     As of April 2, 2016, AAP has $299 in advances payable to 4301 included in accounts payable.
(b)          Other liabilities represent loans and advances between ARCA and AAP that are eliminated in consolidation.

In April 2016, an officer of the Company loaned $75 to AAP, through the issuance of an 8% promissory note. The note is expected to be repaid with the collection of the carbon offset program revenues in May 2016.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

The following table summarizes the operating results of AAP for the three months ended April 2, 2016, and April 4, 2015:

	Three Months Ended
	April 2, 2016	April 4, 2015
Revenues	$1,715	$1,850
Gross profit	152	6
Operating loss	(274)	(516)
Net loss	(358)	(570)

7.                                      Other Assets

Other assets as of April 2, 2016, and January 2, 2016, consist of the following:

	April 2, 2016	January 2, 2016
Deposits	$424	$416
Other	123	142
Goodwill	38	38
	$585	$596

For the three months ended April 2, 2016, and April 4, 2015, we recorded amortization expense of $20 and $20, respectively, related to our recycling contract. For the three months ended April 2, 2016, and April 4, 2015, we recorded non-cash interest expense of $42 and $28, respectively, related to debt issuance costs.

8.                                      Accrued Expenses

Accrued expenses as of April 2, 2016, and January 2, 2016, consist of the following:

	April 2, 2016	January 2, 2016
Sales tax estimates, including interest	$4,764	$4,804
Compensation and benefits	1,306	1,446
Accrued incentive and rebate checks	282	293
Accrued rent	217	235
Warranty expense	39	42
Accrued payables	247	749
Deferred revenue	2,114	413
Other	899	952
	$9,868	$8,934

In March 2016, we sold our interest in certain Registry Offset Credits that were approved by the Climate Action Reserve in March 2016 in our carbon offset program for $1,878. The revenue associated with this transaction and the $165 related costs have been deferred. We expect the revenue associated with this transaction and the related costs will be recognized in the second quarter of 2016.

9.                                      Line of Credit

We have a Revolving Credit, Term Loan and Security Agreement, as amended, (“Revolving Credit Agreement”) with PNC Bank, National Association (“PNC”) that provides us with a $15,000 revolving line of credit.  See Note 10 for further discussion regarding the Term Loan entered into with PNC.  The Revolving Credit Agreement had a stated maturity date of January 24, 2016, and was renewed on January 22, 2016.  Our financial covenants were reset in connection with this renewal. The renewed Revolving Credit

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

Agreement has a stated maturity of January 31, 2017, if not renewed. The Revolving Credit Agreement includes a lockbox agreement and a subjective acceleration clause and as a result we have classified the revolving line of credit as a current liability.  The Revolving Credit Agreement is collateralized by a security interest in substantially all of our assets and PNC is also secured by an inventory repurchase agreement with Whirlpool Corporation for Whirlpool purchases only.  We also issued a $750 letter of credit in favor of Whirlpool Corporation.  The Revolving Credit Agreement requires, starting with the fiscal quarter ending April 2, 2016, that we meet a minimum earnings before interest, taxes, depreciation and amortization, and continuing at the end of each quarter thereafter, that we meet a minimum fixed charge coverage ratio of 1.1 to 1.0.  The Revolving Credit Agreement limits investments we can purchase, the amount of other debt and leases we can incur, the amount of loans we can issue to our affiliates and the amount we can spend on fixed assets, along with prohibiting the payment of dividends. In the January 22, 2016 renewal, the affiliate loan balance is capped at $1,000 on December 31, 2015, and thereafter. As of April 2, 2016, we were in compliance with all the covenants of the Revolving Credit Agreement. As of January 2, 2016, we were not in compliance with all covenants under the Revolving Credit Agreement which were subsequently waived with the January 22, 2016 renewal.

The interest rate on the Revolving Credit Agreement, in our renewal agreement on January 22, 2016, is PNC Base Rate plus 1.75% to 3.25%, or 1-, 2- or 3-month PNC LIBOR Rate plus 2.75% to 4.25%, with the rate being dependent on our level of fixed charge coverage.  The PNC Base Rate shall mean, for any day, a fluctuating per annum rate of interest equal to the highest of (i) the interest rate per annum announced from time to time by PNC as its prime rate, (ii) the Federal Funds Open Rate plus 0.5%, and (iii) the one-month LIBOR rate plus 100 basis points (1%).  As of April 2, 2016, the outstanding line of credit balance was $10,412 with a weighted average interest rate of 4.81%, which included both PNC LIBOR and PNC Base Rate loans.  As of January 2, 2016, the outstanding line of credit balance was $12,668 with a weighted average interest rate of 7.25%, which was the PNC Base Rate plus a default premium.

The amount of revolving borrowings under the Revolving Credit Agreement is based on a formula using accounts receivable and inventories.  We may not have access to the full $15,000 revolving line of credit due to the formula using accounts receivable and inventories, the amount of the letter of credit issued in favor of Whirlpool Corporation and the amount of outstanding loans between PNC and our AAP joint venture.  As of April 2, 2016, and January 2, 2016, our available borrowing capacity under the Revolving Credit Agreement was $1,564 and $1,382, respectively.

10.                                      Borrowings

Long-term debt, capital lease and other financing obligations as of April 2, 2016, and January 2, 2016, consist of the following:

	April 2, 2016	January 2, 2016
PNC term loan	$1,211	$1,275
Susquehanna term loans	3,242	3,242
2.75% note, due in monthly installments of $3, including interest, due October 2024, collateralized by equipment	311	319
Capital leases and other financing obligations	1,644	988
Debt issuance costs, net	(213)	(67)
	6,195	5,757
Less current maturities	2,732	1,251
	$3,463	$4,506

On January 24, 2011, we entered into a $2,550 Term Loan (“Term Loan”) with PNC Bank to refinance the mortgage on our California facility.  The Term Loan is payable as follows, subject to acceleration upon the occurrence of an event of default or termination of the Revolving Credit Agreement: 119 consecutive monthly principal payments of $21 plus interest commencing on February 1, 2011, and continuing on the first day of each month thereafter followed by a 120th payment of all unpaid principal, interest and fees on February 1, 2021. If the Revolving Credit Agreement is not renewed, a balloon payment of $1,020 in principal plus interest and additional fees will be due on January 31, 2017. The Term Loan is collateralized with our California facility located in Compton, California. The Term Loan interest rate is PNC Base Rate plus 2.25% to 3.75%, or 1-, 2- or 3-month PNC LIBOR Rate plus 3.25% to 4.75%, with the rate being dependent on our level of fixed charge coverage. The interest rate will be

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

fixed for the first half of 2016 at PNC Base Rate plus 3.75%, or 1-,2- or 3-month PNC LIBOR Rate plus 4.75%. As of April 2, 2016, the weighted average interest rate was 5.21%. As of January 2, 2016, the weighted average interest rate was 7.75%, which was the PNC Base Rate plus a default rate premium. As of April 2, 2016, the balance due on the Term Loan is classified as current as the maturity of our credit facility is January 31, 2017.

On March 10, 2011, AAP entered into three separate commercial term loans (“Term Loans”) with Susquehanna Bank, pursuant to the guidelines of the U.S. Small Business Administration 7(a) Loan Program.  The total amount of the Term Loans is $4,750, split into three separate loans for $2,100; $1,400; and $1,250.  The Term Loans mature in ten years and bear an interest rate of Prime plus 2.75%.  As of April 2, 2016, and January 2, 2016, the interest rate was 6.00%.  Borrowings under the Term Loans are secured by substantially all of the assets of AAP along with liens on the business assets and certain personal assets of the owners of 4301 Operations, LLC. We are a guarantor of the Term Loans along with 4301 Operations, LLC and its owners. In connection with these Term Loans, Susquehanna Bank also has a security interest in the assets of the Company.

In March of 2015, an entity controlled by one of the noncontrolling interest holders of AAP loaned AAP $325 through the issuance of promissory notes. The notes bear interest at an annual rate of 8%. In May of 2015, one of the March 2015 notes totaling $125 was repaid in full by AAP. In February 2016, an entity controlled by one of the noncontrolling interest holders of AAP loaned AAP $100 through the issuance of an 8% promissory note. The remaining notes totaling $300 are expected to be repaid with the collection of the carbon offset program revenues by the end of the second quarter of 2016.

Capital leases and other financing obligations:  We acquire certain equipment under capital leases and other financing obligations.  The cost of the equipment was $2,607 and $2,667 as of April 2, 2016, and January 2, 2016, respectively.  Accumulated amortization as of April 2, 2016, and January 2, 2016, was approximately $1,693 and $1,635, respectively.  Depreciation and amortization expense is included in cost of revenues and selling, general and administrative expenses.

11.                               Commitments and Contingencies

Contracts:  We have entered into material contracts with three appliance manufacturers.  Under the agreements there are no minimum purchase commitments; however, we have agreed to indemnify the manufacturers for certain claims, allegations or losses with respect to appliances we sell.

Litigation:  On March 6, 2015, a complaint was filed in United States District Court for the Central District of California by Jason Feola, individually and as a representative of a putative class consisting of purchasers of the Company’s common stock between March 15, 2012 and February 11, 2015, against Appliance Recycling Centers of America, Inc. and certain current and former officers of the Company.  Mr. Feola, pursuant to terms of his retainer agreement with The Rosen Law Firm, certified that he purchased 240 shares of the Company’s common stock for approximately $1 in total consideration. On May 7, 2015, the Company and the individual defendants were served the complaint. In July 2015, the Company and the individual defendants received an amended complaint. The complaint alleges that misstatements and omissions occurred in press releases and filings by the Company with the Securities and Exchange Commission and that these misstatements or omissions constitute violations of Section 20 (a) and Section 10(b) of, and Rule 10b-5 under, the Securities Exchange Act of 1934.  In October 2015, the court held a hearing on the Company's motion to dismiss the complaint. On November 24, 2015, the United States District Court for the Central District of California entered an order granting the motion to dismiss the amended complaint. The Court’s order provided that the dismissal was without prejudice and that the plaintiffs may file an amended complaint within 21 days of the issuance of the order. On December 15, 2015, the Company and the individual defendants were served with a second amended complaint. In May 2016, the court held a hearing on the Company's motion to dismiss the second amended complaint. We are currently awaiting the United States District Court for the Central District of California's ruling on our motion to dismiss the second amended complaint. This matter has been forwarded to our insurance carriers and we intend to contest vigorously the claims made in the complaint.

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

AMTIM Capital, Inc. (“AMTIM”) acts as our representative to market our recycling services in Canada under an arrangement that pays AMTIM for revenues generated by recycling services in Canada as set forth in the agreements between the parties.  A dispute has arisen between AMTIM and us with respect to the calculation of amounts due to AMTIM pursuant to the agreement.  In a lawsuit filed in the province of Ontario, AMTIM claims a discrepancy in the calculation of fees due to AMTIM by us of approximately $2,000.  Although the outcome of this claim is uncertain, we believe that no further amounts are due under the terms of the agreement and will continue to defend our position relative to this lawsuit.

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

12.                               Income Taxes

Our overall effective tax rate, based on projected full-year taxable income (loss), was 34.8% and (19.6)% for the three months ended April 2, 2016 and April 4, 2015, respectively. The effective tax rate varies from the federal statutory rate of 34% due primarily to the impact of lower foreign tax rates, the amendment of prior foreign tax returns, state taxes, share-based compensation and the book income (loss) of consolidated AAP attributable to noncontrolling interest.

We regularly evaluate both positive and negative evidence related to retaining a valuation allowance against our deferred tax assets.  The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. We have concluded based on the weight of negative evidence that a valuation allowance should be maintained against certain deferred tax assets that we do not expect to utilize as of April 2, 2016.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

13.                         Segment Information

We operate within targeted markets through two reportable segments: retail and recycling.  The retail segment is comprised of income generated through our ApplianceSmart stores, which includes appliance sales and byproduct revenues from collected appliances.  The recycling segment includes all fees charged and costs incurred for collecting, recycling and installing appliances for utilities and other customers and includes byproduct revenue, which is primarily generated through the recycling of appliances. We have included the results from consolidating AAP in our recycling segment.  The nature of products, services and customers for both segments varies significantly.  As such, the segments are managed separately.  Our Interim Chief Executive Officer or Chief Executive Officer have been identified as the Chief Operating Decision Maker (“CODM”).  The CODM evaluates performance and allocates resources based on revenues and income from operations of each segment.  Income from operations represents revenues less cost of revenues and operating expenses, including certain allocated selling, general and administrative costs.  There are no inter-segment sales or transfers.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

The following tables present our segment information for periods indicated:

	Three Months Ended
	April 2, 2016	April 4, 2015
Revenues:
Retail	$16,649	$17,220
Recycling	8,696	10,318
Total revenues	$25,345	$27,538

Operating income (loss):
Retail	$50	$(616)
Recycling	(763)	(1,177)
Unallocated corporate	(74)	(207)
Total operating income (loss)	$(787)	$(2,000)

Cash capital expenditures:
Retail	$19	$29
Recycling	67	15
Corporate assets not allocable	51	38
Total cash capital expenditures	$137	$82

Depreciation and amortization:
Retail	$54	$49
Recycling	235	219
Unallocated corporate	36	62
Total depreciation and amortization	$325	$330

Interest expense:
Retail	$248	$54
Recycling	35	199
Unallocated corporate	—	68
Total interest expense	$283	$321

	As of
	April 2, 2016	April 4, 2015
Assets:
Retail	$17,031	$15,741
Recycling	20,820	21,985
Corporate assets not allocable	7,163	7,678
Total assets	$45,014	$45,404

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

14.    Recent Accounting Pronouncements

New Accounting Standards Not Yet Effective

Recent Accounting Pronouncements- New Accounting Standards:

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

ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs:  This standard, which became effective January 3, 2016 for the Company, requires that debt issuance costs be presented as a direct deduction from the carrying amount of long-term debt on the balance sheet.  Presently, debt issuance costs are reported as an asset.  The new guidance aligns the presentation of debt issuance costs with debt discounts and premiums.  The standard is to be applied retrospectively to all prior periods presented.  The Company adopted this standard in 2016 with a reclassification of $67 of unamortized debt issuance costs to long term debt as of January 2, 2016.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” ASU No. 2016-02 was issued to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted. Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption. The Company is currently assessing the effect that ASU No. 2016-02 will have on its results of operations, financial position and cash flows.

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

The forward-looking statements contained in this quarterly report, and other written and oral forward-looking statements made by us from time to time, are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements.  Any forward-looking information regarding our operations will be affected primarily by individual retail stores’ profitability, the volume of appliance sales, the strength of energy conservation recycling programs and general economic conditions affecting consumer demand for appliances.  Any forward-looking information will also be affected by our continued ability to purchase product from our suppliers at acceptable prices, the ability of individual retail stores to meet planned revenue levels, the number of retail stores, costs and expenses being realized at higher than expected levels, our ability to secure an adequate supply of special-buy appliances for resale, the ability to secure appliance recycling and replacement contracts with sponsors of energy efficiency programs, the ability of customers to supply units under their recycling contracts with us, the performance of our consolidated variable interest entity, the continued availability of our current line of credit and the outcome of the pending sales and use tax examination in California.  Other factors that might cause such a difference include, but are not limited to, those discussed in Item 1A “Risk Factors” in our annual report on Form 10-K for the year ended January 2, 2016.

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

Our business components are uniquely positioned in the industry to work together to provide a full array of appliance-related services.  ApplianceSmart operates eighteen company-owned stores, sells new appliances directly to consumers and provides affordable ENERGY STAR® options for energy efficiency appliance replacement programs.  Our sixteen RPCs process appliances at end of life to remove environmentally damaging substances and produce byproducts for sale in North America.  AAP employs advanced technology to refine traditional appliance recycling techniques to achieve optimal revenue-generating and environmental benefits. We are also the exclusive North American distributor for UNTHA Recycling Technology (“URT”), one of the world’s leading manufacturers of technologically advanced refrigerator recycling systems and recycling facilities for electrical household appliances and electronic scrap.

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

Our recycling segment typically operates three types of programs:

1.	Fees charged for collecting and recycling appliances for utilities and other sponsors of energy efficiency programs.

2.	Fees charged for recycling and then providing an incentive to qualified ratepayers to replace old appliances with new ENERGY STAR® appliances for energy efficiency programs sponsored by utilities.

3.	Income generated through the processing of recyclable appliances purchased at our RPCs by selling the raw material separated during the recycling process.

Over the last three months, recycling-only programs experienced an increase in revenues. At the same time we have experienced declining revenues from certain appliance replacement programs. The primary decline in replacement revenues can be attributed to lower volumes on several of our programs. We anticipate that certain of our replacement programs will increase their volumes in the next few quarters as utility customers are lagging on their stated energy efficiency goals to their respective Utility Commissions. Recycling segment revenues have also experienced declines this year as a result of the decreases in the selling prices of scrap steel and other byproducts that we sell from our recycling activities. The selling price of scrap steel has experienced a slight recovery in most of the markets that we operate in April and so far in May 2016.

Our retail segment is similar to many other retailers in that it is seasonal in nature.  Historically, the fourth quarter is our weakest quarter in terms of both revenues and earnings.  We believe this is primarily because the fourth quarter includes several holidays during which consumers tend to focus less on purchasing major household appliances.

We derive revenues from the sale of carbon offsets created by the destruction of ozone-depleting CFCs captured at our ARCA and AAP regional processing centers. We expect to create carbon offsets and derive revenues in the future through the California market, but cannot predict the amount or frequency of carbon offset sales. Carbon offset sales are dependent on market conditions, including demand and acceptable market prices. During the three months ended April 2, 2016, the combination of ARCA and AAP recognized no carbon offset revenues compared to $0.2 million during the same period of the prior year. In March 2016, we sold our interest in certain Registry Offset Credits ("ROCs") in our carbon offset program for $1.9 million. The ROCs were approved by the Climate Action Reserve in March 2016 and will become Carbon Credit Offsets ("CCOs") upon approval by the California Air Resource Board. The California Air Resource Board approval process has been delayed, impacting the buyer of these ROCs and the buyer’s fulfillment of the terms of our sale agreement. The revenue associated with this transaction and the $0.2 million related costs have been deferred. We expect that the revenue from this transaction and the related costs will be recognized in the second quarter of 2016, upon completion of the final CCO approval process and related actions, and will contribute to our second quarter results. In addition, we have accumulated refrigerants for destruction under our carbon offset program which is expected to result in further carbon offset revenues of approximately $0.9 million by the end of 2016. We are working toward improving the frequency in which we can destroy the refrigerants we accumulate to improve our cash flow related to our carbon offset program.

As a result of the appointment of Mr. Isaac to Chief Executive Officer on May 13, 2016, we anticipate that our selling, general and administrative expense for the second quarter of 2016 will include a one-time charge of approximately $0.6 million as compared to the second quarter of 2015.

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

Reporting Period.  Operating results for the three months ended April 2, 2016, and April 4, 2015, are presented using 13-week periods.  The results of operations for any interim period are not necessarily indicative of the results for the year.

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

Results of Operations

The following table sets forth our consolidated financial data as a percentage of total revenues for the three months ended April 2, 2016, and April 4, 2015:

	Three Months Ended
	April 2, 2016	April 4, 2015
Revenues:
Retail	65.4%	62.1%
Recycling	27.4%	28.4%
Byproduct	7.2%	9.5%
Total revenues	100.0%	100.0%
Cost of revenues	75.6%	78.7%
Gross profit	24.4%	21.3%
Selling, general and administrative expenses	27.6%	28.6%
Operating loss	(3.2)%	(7.3)%
Other income (expense):
Interest expense, net	(1.1)%	(1.2)%
Other income (expense), net	0.5%	(0.5)%
Loss before income taxes and noncontrolling interest	(3.8)%	(9.0)%
Benefit from income taxes	(1.3)%	(1.8)%
Net loss	(2.5)%	(7.2)%
Net loss attributable to noncontrolling interest	0.7%	1.0%
Net loss attributable to controlling interest	(1.8)%	(6.2)%

For the Three Months Ended April 2, 2016, and April 4, 2015

The following table sets forth the key results of operations by segment for the three months ended April 2, 2016, and April 4, 2015 (dollars in millions):

	Three Months Ended
	April 2, 2016	April 4, 2015	% Change
Revenues:
Retail	$16.6	$17.2	(3.3)%
Recycling	8.7	$10.3	(16.0)%
Total revenues	$25.3	$27.5	(8.1)%

Operating income (loss):
Retail	$0.1	$(0.6)	108.1%
Recycling	(0.8)	(1.2)	32.9%
Unallocated corporate costs	(0.1)	(0.2)	64.3%
Total operating loss	$(0.8)	$(2.0)	59.3%

Our total revenues of $25.3 million for the three months ended April 2, 2016, decreased $(2.2) million or (8.1)% from $27.5 million for the same period of 2015. The change in segment revenues was attributed primarily to the following factors:

Retail Segment:

•	Revenues were down $0.6 million when compared with the same period of 2015. Contributing to this decline was lower lower out-of-carton sales.

Recycling Segment:

•	Revenues were down $1.6 million compared with the same period of 2015.

•	Appliance replacement program revenues decreased by $1.3 million compared with the same period of 2015.

•	Recycling only program revenues increased by $0.5 million compared with the same period of 2015.

•	Byproduct revenues generated from the sale of raw materials decreased $0.6 million and carbon offset program revenue decreased $0.2 million compared with the same period of 2015.

Recycling segment revenues and retail segment revenues each include a portion of byproduct revenues.  For the three months ended April 2, 2016, and April 4, 2015, the recycling segment accounted for approximately 95.6% and 95.3%, respectively of the byproduct revenues.

Retail segment revenues accounted for 65.7% of total revenues in the three months ended April 2, 2016, compared with 62.5% in the same period of 2015. The decrease in appliance replacement program and recycling byproduct revenues impacted the overall mix of revenues between the retail and recycling segments for the three months ended April 2, 2016, compared with same period of 2015. Future revenues and related earnings from energy efficiency programs, if any, are uncertain and may fluctuate significantly from year to year. Factors impacting future energy efficiency program revenues and earnings include the type and scope of energy efficiency programs approved by regulatory agencies, competitive bidding, contract changes, non-renewals and early cancellations. In 2016, we have experienced significant gains in new energy efficiency program contracts, primarily in the eastern and mid-western United States, somewhat offset by declines in programs in Southern California in the second quarter. The effect of these contract gains in the first quarter of 2016 has been minimal as the program start dates typically are in the second or early part of the third quarter of 2016.

Our total operating loss of $(0.8) million for the three months ended April 2, 2016, improved $1.2 million compared with operating loss of $2.0 million in the same period of 2015.  The change in segment operating income was attributed primarily to the following factors:

Retail Segment:

•
Operating income improved $0.7 million when compared with the same period of 2015, as we reduced some of our occupancy and other operating expenses $0.4 million and had a $0.3 million improvement in our gross profit.

Recycling Segment:

•
Operating loss was lower by $0.4 million compared with the same period of the prior year and is attributed primarily to expense reduction efforts and higher recycling processing fees offset by declines in byproduct revenues that resulted from the lack of carbon offset program revenue in the quarter and the decline in commodity prices in the quarter as compared with the first quarter of 2015. The recycling segment operating profit during the first quarter of 2016 included approximately $0.2 million in expenses related to the start up efforts for the new contracts and programs that resulted from business development activities following the business failure of our largest competitor JACO Environmental, late in 2015. We continue to invest in business development activities as we respond to customer demands in the industry and work to on-board new customers and programs. We anticipate similar investment levels in the second quarter of 2016 and improvements in operating income for this segment based on the expected revenue growth and the recovery of scrap steel and other commodity prices so far in the second quarter of 2016.

Revenues.  Revenues for the three months ended April 2, 2016, and April 4, 2015, were as follows (dollars in millions):

	Three Months Ended
	April 2, 2016	April 4, 2015	% Change
Retail	$16.6	$17.1	(3.1)%
Recycling	6.9	7.8	(11.3)%
Byproduct	1.8	2.6	(30.8)%
	$25.3	$27.5	(8.1)%

Retail Revenues.  Our retail revenues of $16.6 million for the three months ended April 2, 2016, declined approximately $0.5 million when compared with the same period of 2015.  The majority of the decline was in the sale of out-of-carton merchandise. We are continuing to evaluate underperforming stores and stores with expiring leases and are considering a range of outcomes from right-sizing the showroom space to closure.

Recycling Revenues.  Our recycling revenues of $6.9 million for the three months ended April 2, 2016, decreased $0.9 million, or 11.3%, from $7.8 million in the same period of 2015.  Recycling revenues are comprised of two components: (1) appliance recycling revenues generated by collecting and recycling appliances for utilities and other sponsors of energy efficiency programs and (2) replacement program revenues generated by recycling and replacing old appliances with new energy efficient models for programs sponsored by utility companies.  Appliance recycling revenues increased to $2.9 million for the three months ended April 2, 2016, compared with $2.4 million in the same period of 2015, due primarily to an increase in recycling fees charged to customers.  Appliance replacement program revenues decreased 25.3% to $4.0 million in the three months ended April 2, 2016, compared with $5.4 million in the same period of 2015, due primarily to lower volume of deliveries for several of our programs. Future revenues from energy efficiency programs, if any, are uncertain and may fluctuate significantly from period to period.

Byproduct Revenues.  Our byproduct revenues of $1.8 million for the three months ended April 2, 2016, decreased $0.8 million compared with the same period of 2015.  AAP byproduct revenues of $1.3 million decreased $0.5 million compared with the same period of 2015, due primarily to $0.2 million lower carbon offset program revenues and $0.4 million decline in the revenues generated from sale of scrap steel and nonferrous metal byproducts. ARCA experienced a decrease in revenues from byproduct of $0.3 million, due primarily to a decline in the revenues generated from sale of scrap steel and nonferrous metal byproducts, in the first quarter of fiscal 2016 as compared with the same period of fiscal 2015.

Total Gross Profit.  Our gross profit of $6.2 million for the three months ended April 2, 2016, increased $0.3 million or 5.0% compared with $5.9 million in the same period of 2015.  Gross profit as a percentage of total revenues increased to 24.4% for the three months ended April 2, 2016, compared with 21.3% in the same period of 2015. Our gross profit as a percentage of total revenues for future periods can be affected favorably or unfavorably by numerous factors, including:

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

Retail Segment Gross Profit. Retail gross profit increased by $0.3 million to $4.7 million compared with $4.4 million in the same period of 2015. The increase was primarily the result of sales mix and margin improvements on certain products. Gross profit as a percentage of related revenues increased to 28.1% for the three months ended April 2, 2016, compared with 25.7% in the same period of 2015.

Recycling Segment Gross Profit. Recycling gross profit of $1.6 million for the three months ended April 2, 2016 increased $0.2 million compared with the same period of 2015. AAP and ARCA realized an increase of $0.4 million in recycling fees charged to customers offset by declines in gross profit as a result of lower selling prices of scrap metals recorded in the quarter ended April 2, 2016. Gross profit as a percentage of related revenues increased to 18.4% for the three months ended April 2, 2016, compared with 13.9% in the same period of 2015.

Selling, General and Administrative Expenses.  Our selling, general and administrative (“SG&A”) expenses of $7.0 million for the three months ended April 2, 2016, was $0.9 million less when compared with the same period of 2015.  Our SG&A expenses as a percentage of total revenues increased to 27.6% in the three months ended April 2, 2016, compared with 28.6% in the same period of 2015.

Selling expenses of $4.0 million was $0.3 million less when compared with the same period of 2015. The decrease was due primarily to a decrease in retail advertising and occupancy costs.

General and administrative expenses decreased $0.6 million to $2.9 million for the three months ended April 2, 2016, compared with $3.5 million in the same period of 2015. The decrease was due primarily to a $0.6 million decrease in center and corporate expenses related to professional fees and facilities expense.

Interest expense, net. Interest expense for the three months ended April 2, 2016 was comparable with the same period of 2015. Interest expense would have been higher by approximately $0.1 million but for a reduction in estimated interest in connection with an accrued liability.

Provision for (benefit from) Income Taxes.  We recorded a benefit for income taxes of $0.3 million for the three months ended April 2, 2016, compared with a benefit of $0.5 million in the same period of 2015.

Noncontrolling Interest.  Noncontrolling interest represents 4301’s share of AAP’s net income (loss).  Under the AAP joint venture agreement, ARCA and 4301 each have a 50% interest in AAP.  AAP reported net loss of $358,000 for the three months ended April 2, 2016, of which $179,000 represented the loss attributable to noncontrolling interest. AAP reported net loss of $570,000 for the three months ended April 4, 2015, of which $270,000 represented the loss attributable to noncontrolling interest.

Liquidity and Capital Resources

Summary.  Cash and cash equivalents as of April 2, 2016, were $2.3 million compared with $2.0 million as of January 2, 2016.  Working capital, the excess of current assets over current liabilities, decreased to $3.0 million as of April 2, 2016, compared with $4.5 million as of January 2, 2016.  The decrease was primarily the result of the classification of the term loan with PNC as a current liability and decreased borrowings under our line of credit related to operating activities.

The following table summarizes our cash flows for the three months ended April 2, 2016, and April 4, 2015 (in millions):

	Three Months Ended
	April 2, 2016	April 4, 2015
Total cash and cash equivalents provided by (used in):
Operating activities	$2.9	$1.1
Investing activities	(0.1)	(0.1)
Financing activities	(2.4)	(0.8)
Effect of exchange rates on cash and cash equivalents	—	(0.1)
Increase in cash and cash equivalents	$0.4	$0.1

Operating Activities.  Our net cash provided by operating activities was $2.9 million for the three months ended April 2, 2016, compared with net cash provided by operating activities of $1.1 million for the three months ended April 4, 2015.  The higher amount of cash generated from operating activities was primarily the result of $1.3 million lower loss in 2016 as compared to 2015. In 2016, we also generated $3.5 million in cash from operations through the decrease in accounts receivable and inventory and increases in accounts payable and accrued expenses.

Investing Activities.  We used approximately $0.1 million of cash for investing activities for the three months ended April 2, 2016, and April 4, 2015, primarily related to the purchase of equipment.

Financing Activities.  Our net cash used in financing activities was $2.4 million for the three months ended April 2, 2016, compared with net cash used in financing activities of $0.8 million for the three months ended April 4, 2015.  Net cash used in financing activities for the three months ended April 2, 2016, was related primarily to the repayment of net borrowings under our line of credit and repayments of long-term debt obligations offset by $0.1 million in cash provided in AAP for loans provided by certain certain shareholders of AAP. Net cash used in financing activities for the three months ended April 4, 2015, was also related primarily to net payments under our line of credit and the repayment of long-term debt obligations offset by $0.3 million in cash provided in AAP for loans provided by certain certain shareholders of AAP.

Sources of Liquidity.  Our principal sources of liquidity are cash from operations and borrowings under our revolving line of credit. Our principal liquidity requirements consist of long-term debt obligations, capital expenditures and working capital. Our total capital requirements for the next twelve months will depend upon, among other things, the number and size of ApplianceSmart stores operating during the period, the volumes generated from recycling and appliance replacement contracts during the period and our needs related to AAP.  Currently, we have eighteen ApplianceSmart stores and sixteen recycling centers, including AAP, in operation. Approximately $1.4 million of our cash at the end of the April 2, 2016 is held in Canadian banks and we expect that we will use approximately $0.6 million of this to settle certain accrued expenses in the second quarter of 2016.

We believe, based on the anticipated revenues from our recycling and appliance replacement contracts, the anticipated sales per retail store, and our anticipated gross profit, that our cash balance, anticipated funds generated from operations and our revolving line of credit will be sufficient to finance our operations, long-term debt obligations and capital expenditures through at least the next twelve months. We may need additional capital to finance our operations if our revenues are lower than anticipated, our expenses are higher than anticipated or we pursue new opportunities. If our Revolving Credit, Term Loan and Security Agreement, as amended, (“Revolving Credit Agreement”) with PNC Bank, National Association (“PNC”) is not renewed on the stated maturity date of January 31, 2017 or PNC accelerates the maturity date of our Revolving Credit Agreement, we would need to seek a replacement credit facility. We believe that we have adequate collateral to support a replacement facility if needed. Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (Common or Preferred Stock) or other financing opportunities. There can be no assurance that such additional sources of financing will be available on terms satisfactory to us or permitted by our Revolving Credit Agreement.

Outstanding Indebtedness.  We have a Revolving Credit, Term Loan and Security Agreement, as amended, (“Revolving Credit Agreement”) with PNC Bank, National Association (“PNC”) that provides us with a $15.0 million revolving line of credit.  The Revolving Credit Agreement had a stated maturity date of January 24, 2016, and was renewed on January 22, 2016.  Our financial covenants were reset in connection with this renewal. The renewed Revolving Credit Agreement has a stated maturity of January 31, 2017, if not renewed. The Revolving Credit Agreement includes a lockbox agreement and a subjective acceleration clause and, as a result, we have classified the revolving line of credit as a current liability. The Revolving Credit Agreement is collateralized by a security interest in substantially all of our assets and PNC is also secured by an inventory repurchase agreement with Whirlpool Corporation for Whirlpool purchases only.  We also issued a $750,000 letter of credit in favor of Whirlpool Corporation.  The Revolving Credit Agreement requires, starting with the fiscal quarter ended April 2, 2016, that we meet a minimum earnings before before interest, taxes, depreciation and amortization, and continuing at the end of each quarter thereafter, that we meet a minimum fixed charge coverage ratio of 1.1 to 1.0.  The Revolving Credit Agreement limits investments we can purchase, the amount of other debt and leases we can incur, the amount of loans we can issue to our affiliates and the amount we can spend on fixed assets, along with prohibiting the payment of dividends. In the January 22, 2016 renewal, the affiliate loan balance is capped at $1.0 million on December 31, 2015, and thereafter. As of April 2, 2016, we were in compliance with all the covenants of the Revolving Credit Agreement. As of January 2, 2016, we were not in compliance with all covenants under the Revolving Credit Agreement, which was subsequently waived with the January 22, 2016 renewal.

The interest rate on the revolving line of credit is PNC Base Rate plus 1.75% to 3.25%, or 1-, 2- or 3-month PNC LIBOR Rate plus 2.75% to 4.25%, with the rate being dependent on our level of fixed charge coverage.  The PNC Base Rate shall mean, for any day, a fluctuating per annum rate of interest equal to the highest of (i) the interest rate per annum announced from time to time by PNC at its prime rate, (ii) the Federal Funds Open Rate plus 0.5%, and (iii) the one-month LIBOR rate plus 1%.  As of April 2, 2016, the outstanding line of credit balance was $10.4 million with a weighted average interest rate of 4.81%, which included both PNC LIBOR Rate and PNC Base Rate loans.  As of January 2, 2016, the outstanding line of credit balance was $12.7 million with a weighted average interest rate of 7.25%, which was the PNC Base Rate plus a default premium.

The amount of borrowings available under the Revolving Credit Agreement is based on a formula using accounts receivable and inventories.  We may not have access to the full $15.0 million revolving line of credit due to the formula using accounts receivable and inventories, the amount of the letter of credit issued in favor of Whirlpool Corporation and the amount of outstanding loans between PNC and our AAP joint venture.  As of April 2, 2016, and January 2, 2016, our available borrowing capacity under the Revolving Credit Agreement was $1.6 million and $1.4 million, respectively.

On January 24, 2011, we entered into a $2.55 million Term Loan (“Term Loan”) with PNC Bank to refinance the mortgage on our California facility.  The Term Loan is payable as follows, subject to acceleration upon the occurrence of an event of default or termination of the Revolving Credit Agreement: 119 consecutive monthly principal payments of $21,000 plus interest commencing on February 1, 2011, and continuing on the first day of each month thereafter followed by a 120th payment of all unpaid principal, interest and fees on February 1, 2021. If the Revolving Credit Agreement is not renewed, a balloon payment of $1,020,000 in principal plus interest and additional fees will be due on January 31, 2017. The Term Loan is collateralized with our California facility located in Compton, California. The interest rate is PNC Base Rate plus 2.25% to 3.75%, or 1-, 2- or 3-month PNC LIBOR Rate plus 3.25% to 4.75%.  The interest rate will be fixed for the first half of 2016 at PNC Base Rate plus 3.75%, or 1-,2- or 3-month PNC LIBOR Rate plus 4.75%. As of April 2, 2016, the weighted average interest rate was 5.21%. As of January 2, 2016, the weighted average interest rate was 7.75% which was the PNC Base Rate plus a default rate premium. As of April 2, 2016, the balance due on the Term Loan is classified as current as the maturity of our credit facility is January 31, 2017.

On March 10, 2011, ARCA Advanced Processing, LLC entered into three separate commercial term loans (“AAP Term Loans”) with Susquehanna Bank, pursuant to the guidelines of the U.S. Small Business Administration 7(a) Loan Program.  The total amount of the AAP Term Loans is $4.75 million, split into three separate loans for $2.1 million, $1.4 million and $1.25 million.  The AAP Term Loans mature in ten years and bear an interest rate of Prime plus 2.75%.  As of April 2, 2016, and January 2, 2016, the interest rate was 6.00%.  Borrowings under the AAP Term Loans are secured by substantially all of the assets of AAP along with liens on the business assets and certain personal assets of the owners of 4301 Operations, LLC. We are a guarantor of the AAP Term Loans along with 4301 Operations, LLC and its owners.

In March 2015, an entity controlled by one of the noncontrolling interest holders of AAP loaned AAP $325,000 through the issuance of promissory notes. The notes bear interest at an annual rate of 8%. In May 2015, one of the March 2015 notes totaling $125,000 was repaid in full by AAP. In February 2016, an entity controlled by one of the noncontrolling interest holders of AAP loaned AAP $100,000 through the issuance of an 8% promissory note. The remaining notes totaling $300,000 are expected to be repaid with the collection of the carbon offset program revenues by the end of the second quarter of 2016.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Impact of Inflation

Interest Rate Risk.  We do not believe there is any significant risk related to interest rate fluctuations on our long-term fixed-rate debt.  There is interest rate risk on the line of credit, PNC Term Loan and Susquehanna Bank Term Loans, since our interest rate floats.  The outstanding balance on our floating rate loans as of April 2, 2016, was approximately $14.9 million.  Based on average floating rate borrowings of $16.0 million, a hypothetical 100 basis point change in the applicable interest rate would have caused our interest expense to change for the three months ended April 2, 2016, by approximately $40,000.

Foreign Currency Exchange Rate Risk.  We currently generate revenues in Canada.  The reporting currency for our consolidated financial statements is U.S. dollars.  It is not possible to determine the exact impact of foreign currency exchange rate changes; however, the effect on reported revenue and net earnings can be estimated.  We estimate that the U.S. dollar against the Canadian dollar had an immaterial impact on revenues and net income for the three months ended April 2, 2016.  We do not currently hedge foreign currency fluctuations and do not intend to do so for the foreseeable future.

We do not hold any derivative financial instruments nor do we hold any securities for trading or speculative purposes.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure.

Our management, including our Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at April 2, 2016. Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that, at April 2, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the first quarter of fiscal 2016, covered by this Quarterly Report on Form 10-Q, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In 2007, we entered into an agreement with AMTIM Capital, Inc. (“AMTIM”) to act as our representative to market our recycling services in Canada under an arrangement that pays AMTIM for revenues generated by recycling services in Canada as set forth in the agreement between the parties.  A dispute has arisen between AMTIM and us with respect to the calculation of amounts due to AMTIM pursuant to the agreement.  In a lawsuit against us, AMTIM claims a discrepancy of approximately $2.0 million in the calculation of fees due to AMTIM by us.  We commenced an action in the U.S. District Court for a determination of the parties’ rights under the agreement.  AMTIM started its own action in Ontario, Canada, against us for amounts it claims are due pursuant to the agreement.  We moved the Canadian court for a stay of that action pending the U.S. action.  AMTIM requested the U.S. District Court to stay the U.S. action pending resolution of the Canadian court action.  AMTIM’s motion was denied by the U.S. District Court and as a result, we obtained a default judgment against AMTIM approving the manner in which we have historically calculated fees due to AMTIM.  Shortly thereafter, the Canadian court dismissed our motion to stay the Canadian action.  We thereafter sought dismissal of the Canadian action for lack of jurisdiction of the Canadian courts.  That motion was denied by the Canadian court.  We appealed that denial and the Canadian appellate court upheld the denial indicating the Company’s position may support a dismissal ruling on other grounds.  We moved for dismissal on such other grounds and the Canadian lower court denied that motion.  The Company, thereafter, appealed that decision to the Ontario appellate court.  The appellate court denied the Company’s appeal, allowing the case to go forward to trial.  The Company thereafter petitioned the Supreme Court of Canada for review of the lower appellate court's decision which petition was denied. The case will now proceed to trial in the Canadian Courts. Although the outcome is uncertain, we believe that no further amounts are due under the terms of the agreement and will continue to defend our position relative to this lawsuit.

We are party from time to time to other ordinary course disputes that we do not believe to be material.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None

Item 5.    Other Information

On May 16, 2016, the Board of Directors of the Company approved the appointment of Tony Isaac, a director and interim Chief Executive Officer, to serve as the Company’s Chief Executive Officer.

Mr. Isaac, age 61, has served as a director of the Company since May 18, 2015 and as interim Chief Executive Officer since February 26, 2016. He has served as Financial Planning and Strategist/Economist of Live Ventures, Inc. (NASDAQ: LIVE), a company providing specialized online marketing solutions to small-to-medium sized local business that boost customer awareness and merchant visibility, since July 2012. He is the Chairman and Co-Founder of Isaac Organization, a privately held investment company. Mr. Isaac has invested in various companies, both private and public from 1980 to present. Mr. Isaac’s specialty is negotiation and problem-solving of complex real estate and business transactions. Mr. Isaac has served as a director of Live Ventures, Inc. since December 2011. Mr. Isaac graduated from Ottawa University in 1981, where he majored in Commerce and Business Administration and Economics.

The Company has agreed to pay Mr. Isaac a base salary at the rate of $550,000 per year, effective as of the date he was appointed interim Chief Executive Officer. In connection with his appointment as Chief Executive Officer, Mr. Isaac received a stock grant of 50,000 shares of common stock under the Company's 2011 Stock Compensation Plan, and will receive an inducement bonus in the aggregate amount of $550,000, payable in cash in equal installments on June 30, 2016 and October 31, 2016. The Company intends to enter into an employment agreement with Mr. Isaac having a term of three years and incorporating the terms described above and other terms and incentives that may be agreed upon by the Company and Mr. Isaac.

There are no transactions in which Mr. Isaac has an interest requiring disclosure under Item 404(a) of Regulation S-K.

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

101**
The following materials from our Quarterly Report on Form 10-Q for the three-month period ended April 2, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Cash Flows, (iv) the Notes to Consolidated Financial Statements, and (v) document and entity information.

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

Appliance Recycling Centers of America, Inc.
(Registrant)

Date:	May 17, 2016	By:	/s/ Tony Isaac
Tony Isaac
Chief Executive Officer
(Principal Executive Officer)

Date:	May 17, 2016	By:	/s/ Jeffery P. Ostapeic
Jeffery P. Ostapeic
Chief Financial Officer
(Principal Financial and Accounting Officer)