Form 10-Q
period 2016-07-02
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2016-08-16
CIK 862861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 2, 2016

or

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

As of August 10, 2016, there were outstanding 5,950,818 shares of the registrant’s Common Stock, without par value.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

INDEX TO FORM 10-Q

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	2

	Consolidated Balance Sheets as of July 2, 2016 (unaudited) and January 2, 2016	2

	Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months and Six Months ended July 2, 2016 and July 4, 2015	3

	Unaudited Consolidated Statements of Cash Flows for the Six Months ended July 2, 2016 and July 4, 2015	4

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

SIGNATURES		29

PART I.                 FINANCIAL INFORMATION

Item 1.   Financial Statements

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands)

ASSETS	July 2, 2016	January 2, 2016
Current assets:	(unaudited)
Cash and cash equivalents	$2,249	$1,969
Accounts receivable, net of allowance of $28 and $73, respectively	6,656	11,536
Inventories	15,932	16,733
Income taxes receivable	242	1,126
Other current assets	1,073	1,350
Deferred income tax assets	1,301	1,657
Total current assets	27,453	34,371
Property and equipment, net	10,566	10,985
Restricted cash	500	500
Other assets	583	596
Deferred income tax assets	244	327
Total assets (a)	$39,346	$46,779
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,427	$7,019
Accrued expenses	8,241	8,934
Line of credit	7,786	12,668
Current maturities of long-term obligations	2,803	1,251
Total current liabilities	26,257	29,872
Long-term obligations, less current maturities	3,270	4,506
Other noncurrent liabilities	402	357
Total liabilities (a)	29,929	34,735
Commitments and contingencies
Shareholders’ equity:
Common Stock, no par value; 10,000 shares authorized; issued and outstanding: 5,951 shares and 5,901 shares, respectively	21,607	21,466
Accumulated deficit	(12,132)	(9,577)
Accumulated other comprehensive loss	(522)	(565)
Total shareholders’ equity	8,953	11,324
Noncontrolling interest	464	720
	9,417	12,044
Total liabilities and shareholders’ equity	$39,346	$46,779

(a) Assets of ARCA Advanced Processing, LLC (AAP), our consolidated variable interest entity that can only be used to settle obligations of AAP were $8,443 and $8,856 as of July 2, 2016 and January 2, 2016, respectively. Liabilities of AAP for which creditors do not have recourse to the general credit of Appliance Recycling Centers of America, Inc. were $3,414 and $2,838 as of July 2, 2016 and January 2, 2016, respectively.

See Notes to Unaudited Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Revenues:
Retail	$16,096	$17,494	$32,666	$34,592
Recycling	6,413	9,366	13,349	17,189
Byproduct	2,247	3,304	4,086	5,921
Total revenues	24,756	30,164	50,101	57,702
Costs of revenues	18,320	22,287	37,474	43,957
Gross profit	6,436	7,877	12,627	13,745
Selling, general and administrative expenses	7,529	7,255	14,507	15,123
Operating income (loss)	(1,093)	622	(1,880)	(1,378)
Other income (expense):
Interest expense, net	(304)	(245)	(587)	(566)
Other income (expense), net	(26)	8	94	(141)
Income (loss) before income taxes and noncontrolling interest	(1,423)	385	(2,373)	(2,085)
Provision for (benefit of) income taxes	758	(101)	438	(586)
Net income (loss)	(2,181)	486	(2,811)	(1,499)
Net loss attributable to noncontrolling interest	78	116	257	401
Net income (loss) attributable to controlling interest	$(2,103)	$602	$(2,554)	$(1,098)
Income (loss) per common share:
Basic	$(0.35)	$0.10	$(0.43)	$(0.19)
Diluted	$(0.35)	$0.10	$(0.43)	$(0.19)
Weighted average common shares outstanding:
Basic	5,929	5,801	5,915	5,798
Diluted	5,929	5,802	5,915	5,798
Net income (loss)	$(2,181)	$486	$(2,811)	$(1,499)
Other comprehensive income (loss), net of tax:
Effect of foreign currency translation adjustments	24	(15)	43	(133)
Total other comprehensive income (loss), net of tax	24	(15)	43	(133)
Comprehensive income (loss)	(2,157)	471	(2,768)	(1,632)
Comprehensive loss attributable to noncontrolling interest	78	116	257	401
Comprehensive income (loss) attributable to controlling interest	$(2,079)	$587	$(2,511)	$(1,231)

See Notes to Unaudited Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Six Months Ended
	July 2, 2016	July 4, 2015
Operating activities:
Net loss	$(2,811)	$(1,499)
Adjustments to reconcile net loss to net cash and cash equivalents (used in) provided by operating activities:
Depreciation and amortization	634	648
Share-based compensation	141	48
Deferred tax assets	439	–
Amortization of debt issuance costs	89	54
Other	(37)	(25)
Changes in assets and liabilities:
Accounts receivable	4,917	(161)
Inventories	801	544
Other assets	(145)	(225)
Accounts payable and accrued expenses	744	1,517
Income taxes receivable/payable	885	(159)
Net cash flows provided by operating activities	5,657	742
Investing activities:
Purchases of property and equipment	(193)	(209)
Proceeds from sale of property and equipment	–	5
Other	(3)	(46)
Net cash flows used in investing activities	(196)	(250)
Financing activities:
Net payments under line of credit	(4,882)	(133)
Payments on debt obligations	(307)	(486)
Proceeds from issuance of debt obligations	100	356
Proceeds from issuance of common stock	–	24
Payment of debt issuance costs	(125)	–
Net cash flows used in financing activities	(5,214)	(239)
Effect of changes in exchange rate on cash and cash equivalents	33	(135)
Increase in cash and cash equivalents	280	118
Cash and cash equivalents at beginning of period	1,969	3,523
Cash and cash equivalents at end of period	$2,249	$3,641

See Notes to Unaudited Consolidated Financial Statements.

4

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Six Months Ended
	July 2, 2016	July 4, 2015
Supplemental disclosures of cash flow information:
Cash payments for interest	$213	$355
Cash receipts for income taxes	$871	$403

Non-cash investing and financing activities:
Debt issuance costs related to credit agreement renewal	$63	$–

See Notes to Unaudited Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share Amounts)

1.          Nature of Business and Basis of Presentation

Appliance Recycling Centers of America, Inc. and subsidiaries (“we,” the “Company” or “ARCA”) are in the business of providing turnkey appliance recycling and replacement services for electric utilities and other sponsors of energy efficiency programs. We also sell new major household appliances through a chain of Company-owned stores under the name ApplianceSmart®. In addition, we have a 50% interest in a joint venture operating under the name ARCA Advanced Processing, LLC (“AAP”), which recycles appliances from twelve states in the Northeast and Mid-Atlantic regions of the United States for GE Appliances, a Haier Group Company (“GE”).  These appliances include units manufactured by GE as well as by other manufacturers.

The accompanying balance sheet as of January 2, 2016, which has been derived from audited consolidated financial statements and the unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and Article 8 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, normal and recurring adjustments and accruals considered necessary for a fair presentation for the periods indicated have been included. Operating results for the three-month and six-month periods ended July 2, 2016 and July 4, 2015, are presented using 13-week and 26-week periods, respectively.  The results of operations for any interim period are not necessarily indicative of the results for the year.

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

ApplianceSmart, Inc., a Minnesota corporation, is a wholly owned subsidiary that was formed through a corporate reorganization in July 2011 to hold our business of selling new major household appliances through a chain of Company-owned retail stores. CA Canada Inc., a Canadian corporation, is a wholly owned subsidiary that was formed in September 2006 to provide turnkey recycling services for electric utility energy efficiency programs. ARCA Recycling, Inc., a California corporation, is a wholly owned subsidiary that was formed in November 1991 to provide turnkey recycling services for electric utility energy efficiency programs. The operating results of our wholly owned subsidiaries are consolidated in our financial statements.

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

2.          Inventories

Inventories, consisting principally of appliances, are stated at the lower of cost, determined on a specific identification basis, or market and consist of:

	July 2, 2016	January 2, 2016
Appliances held for resale	$15,666	$16,360
Processed metals from recycled appliances held for resale	260	367
Other	6	6
	$15,932	$16,733

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

3.          Earnings per Share

Basic income per common share is computed based on the weighted average number of common shares outstanding.  Diluted income per common share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive shares of Common Stock include unexercised stock options and warrants.  Basic per share amounts are computed, generally, by dividing net income attributable to controlling interest by the weighted average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise or issuance of all potential Common Stock instruments unless their effect is anti-dilutive, thereby reducing the loss or increasing the income per common share.  In calculating diluted weighted average shares and per share amounts, we included stock options and warrants with exercise prices below average market prices, for the respective reporting periods in which they were dilutive, using the treasury stock method. We calculated the number of additional shares by assuming the outstanding stock options were exercised and that the proceeds from such exercises were used to acquire Common Stock at the average market price during the quarter. For both the three months and the six months ended July 2, 2016, we excluded options and warrants to purchase 754 shares of common stock from the diluted weighted average share outstanding calculation as the effect of these options and warrants were anti-dilutive. For the three months and six months ended July 4, 2015, we excluded options and warrants to purchase 507 and 717 shares of common stock from the diluted weighted average shares outstanding calculation as the effect of these options were anti-dilutive.

4.          Share-Based Compensation

We recognized share-based compensation expense (benefit) of $102 and $(15) for the three months ended July 2, 2016, and July 4, 2015, respectively and $141 and $48 for the six months ended July 2, 2016 and July 4, 2015, respectively.

Based on the value of options outstanding as of July 2, 2016, estimated future share-based compensation expense is as follows:

Balance of fiscal year 2016	$59
Fiscal year 2017	44
$103

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

Changes in our warranty accrual are as follows:

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Beginning Balance	$39	$28	$42	$30
Standard accrual based on units sold	3	13	9	19
Actual costs incurred	(5)	(4)	(8)	(8)
Periodic accrual adjustments	(4)	(4)	(10)	(8)
Ending Balance	$33	$33	$33	$33

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

The following table summarizes the assets and liabilities of AAP as of July 2, 2016, and January 2, 2016:

	July 2, 2016	January 2, 2016
Assets
Current assets	$659	$696
Property and equipment, net	7,701	8,077
Other assets	83	83
Total Assets	$8,443	$8,856
Liabilities
Accounts payable (a)	$1,809	$1,872
Accrued expenses	461	399
Current maturities of long-term debt obligations	1,050	946
Long-term debt obligations, net of current maturities	3,337	3,439
Other liabilities (b)	859	759
Total Liabilities	$7,516	$7,415

(a)     As of July 2, 2016, AAP has $311 in advances payable to 4301 included in accounts payable.

(b)    Other liabilities represent loans and advances between ARCA and AAP that are eliminated in consolidation.

In April 2016, an officer of the Company loaned $75 to AAP through the issuance of an 8% promissory note. The note is expected to be repaid with the collection of carbon offset program revenues in August 2016.

The following table summarizes the operating results of AAP for the three months and six months ended July 2, 2016, and July 4, 2015:

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Revenues	$1,695	$2,028	$3,480	$3,878
Gross profit	319	297	475	303
Operating loss	(93)	(166)	(364)	(682)
Net loss	(159)	(230)	(514)	(800)

7.          Other Assets

Other assets as of July 2, 2016, and January 2, 2016, consist of the following:

	July 2, 2016	January 2, 2016
Deposits	$423	$416
Cash surrender value	102	102
Finite intangible assets	20	40
Goodwill	38	38
	$583	$596

For the three months ended July 2, 2016, and July 4, 2015, we recorded amortization expense of $0 and $20, respectively, related to our recycling contract. For the six months ended July 2, 2016, and July 4, 2015, we recorded amortization expense of $20 and $40, respectively, related to our recycling contract. For the three months ended July 2, 2016, and July 4, 2015, we recorded non-cash interest expense of $50 and $26, respectively, related to debt issuance costs. For the six months ended July 2, 2016, and July 4, 2015, we recorded non-cash interest expense of $92 and $54, respectively, related to debt issuance costs.

8.          Accrued Expenses

Accrued expenses as of July 2, 2016, and January 2, 2016, consist of the following:

	July 2, 2016	January 2, 2016
Sales tax estimates, including interest	$4,147	$4,804
Compensation and benefits	2,083	1,446
Accrued incentive and rebate checks	274	293
Accrued rent	188	235
Warranty expense	33	42
Accrued payables	258	749
Deferred revenue	386	413
Other	872	952
	$8,241	$8,934

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

The renewed Revolving Credit Agreement has a stated maturity of January 31, 2017, if not renewed. The Revolving Credit Agreement includes a lockbox agreement and a subjective acceleration clause and as a result we have classified the revolving line of credit as a current liability. The Revolving Credit Agreement is collateralized by a security interest in substantially all of our assets and PNC is also secured by an inventory repurchase agreement with Whirlpool Corporation for Whirlpool purchases only. We also issued a $750 letter of credit in favor of Whirlpool Corporation. The Revolving Credit Agreement requires, starting with the fiscal quarter ending April 2, 2016, that we meet a minimum earnings before interest, taxes, depreciation and amortization, and continuing at the end of each quarter thereafter, that we meet a minimum fixed charge coverage ratio of 1.1 to 1.0. The Revolving Credit Agreement limits investments we can purchase, the amount of other debt and leases we can incur, the amount of loans we can issue to our affiliates and the amount we can spend on fixed assets, along with prohibiting the payment of dividends. In the January 22, 2016 renewal, the affiliate loan balance is capped at $1,000 on December 31, 2015, and thereafter. As of July 2, 2016, we were not in compliance with the fixed charge coverage ratio covenant of the Revolving Credit Agreement. We are working with PNC to obtain an Amended Credit Agreement. As of January 2, 2016, we were not in compliance with all covenants under the Revolving Credit Agreement which were subsequently waived with the January 22, 2016 renewal.

The interest rate on the Revolving Credit Agreement, in our renewal agreement on January 22, 2016, is PNC Base Rate plus 1.75% to 3.25%, or 1-, 2- or 3-month PNC LIBOR Rate plus 2.75% to 4.25%, with the rate being dependent on our level of fixed charge coverage. The PNC Base Rate shall mean, for any day, a fluctuating per annum rate of interest equal to the highest of (i) the interest rate per annum announced from time to time by PNC as its prime rate, (ii) the Federal Funds Open Rate plus 0.5%, and (iii) the one-month LIBOR rate plus 100 basis points (1%).  As of July 2, 2016, the outstanding line of credit balance was $7,786 with a weighted average interest rate of 4.70%, which included both PNC LIBOR and PNC Base Rate loans. As of January 2, 2016, the outstanding line of credit balance was $12,668 with a weighted average interest rate of 7.25%, which was the PNC Base Rate plus a default premium.

The amount of revolving borrowings under the Revolving Credit Agreement is based on a formula using accounts receivable and inventories.  We may not have access to the full $15,000 revolving line of credit due to the formula using accounts receivable and inventories, the amount of the letter of credit issued in favor of Whirlpool Corporation and the amount of outstanding loans between PNC and our AAP joint venture.  As of July 2, 2016, and January 2, 2016, our available borrowing capacity under the Revolving Credit Agreement was $2,587 and $1,382, respectively.

10.          Borrowings

Long-term debt, capital lease and other financing obligations as of July 2, 2016, and January 2, 2016, consist of the following:

	July 2, 2016	January 2, 2016
PNC term loan	$1,148	$1,275
Susquehanna term loans	3,242	3,242
2.75% note, due in monthly installments of $3, including interest, due October 2024, collateralized by equipment	300	319
Capital leases and other financing obligations	1,547	988
Debt issuance costs, net	(164)	(67)
	6,073	5,757
Less current maturities	2,803	1,251
	$3,270	$4,506

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

The interest rate will be fixed for the first half of 2016 at PNC Base Rate plus 3.75%, or 1-,2- or 3-month PNC LIBOR Rate plus 4.75%. As of July 2, 2016, the weighted average interest rate was 5.28%. As of January 2, 2016, the weighted average interest rate was 7.75%, which was the PNC Base Rate plus a default rate premium. As of July 2, 2016, the balance due on the Term Loan is classified as current as the maturity of our credit facility is January 31, 2017.

On March 10, 2011, AAP entered into three separate commercial term loans (“Term Loans”) with Susquehanna Bank, pursuant to the guidelines of the U.S. Small Business Administration 7(a) Loan Program.  The total amount of the Term Loans is $4,750, split into three separate loans for $2,100; $1,400; and $1,250. The Term Loans mature in ten years and bear an interest rate of Prime plus 2.75%.  As of July 2, 2016, and January 2, 2016, the interest rate was 6.00%.  Borrowings under the Term Loans are secured by substantially all of the assets of AAP along with liens on the business assets and certain personal assets of the owners of 4301 Operations, LLC. We are a guarantor of the Term Loans along with 4301 Operations, LLC and its owners. In connection with these Term Loans, Susquehanna Bank also has a security interest in the assets of the Company.

In March of 2015, an entity controlled by one of the noncontrolling interest holders of AAP loaned AAP $325 through the issuance of promissory notes. The notes bear interest at an annual rate of 8%. In May of 2015, one of the March 2015 notes totaling $125 was repaid in full by AAP. In February 2016, an entity controlled by one of the noncontrolling interest holders of AAP loaned AAP $100 through the issuance of an 8% promissory note. The remaining notes totaling $300 are expected to be repaid with the collection of the carbon offset program revenues by the end of the third quarter of 2016.

Capital leases and other financing obligations:  We acquire certain equipment under capital leases and other financing obligations.  The cost of the equipment was $2,611 and $2,667 as of July 2, 2016, and January 2, 2016, respectively.  Accumulated amortization as of July 2, 2016, and January 2, 2016, was approximately $1,724 and $1,635, respectively.  Depreciation and amortization expense is included in cost of revenues and selling, general and administrative expenses.

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

As previously disclosed, the California Board of Equalization (“BOE”) is conducting a sales and use tax examination covering the California operations of Appliance Recycling Centers of America, Inc. (the “Company”) for 2011, 2012 and 2013. The Company believed it was exempt from collecting sales taxes under service agreements with utility customers that included appliance replacement programs. During the fourth quarter of 2014, the Company received communication from the BOE indicating they are not in agreement with the Company’s interpretation of the law. As a result, the Company applied for and, as of February 9, 2015, received approval to participate in the California Board of Equalization’s Managed Audit Program. The period covered under this program includes 2011, 2012, 2013 and extends through the nine-month period ended September 30, 2014. At this time, our best estimate of the amount that will be assessed by the BOE covering all periods under audit is approximately $4.1 million in sales tax and interest related to the appliance replacement programs that we administered on behalf of our customers on which we did not assess, collect or remit sales tax. The Company has been working with outside consultants to arrive at our assessment estimate and will continue to engage the services of these sales tax experts throughout the Managed Audit Program process. The sales tax amounts that we will likely be assessed relate to transactions in the period under examination by the BOE. Such assessment, however, will be subject to protest and appeal, and would not need to be funded until the matter has been fully resolved. Resolution could take up to two years.

12.          Income Taxes

Our overall effective tax rate, based on projected full-year taxable loss, was (33.3)% and (26.2)% for the three months ended July 2, 2016 and July 4, 2015, respectively. Our overall effective tax rate, based on projected full-year taxable loss, was (20.7)% and (28.1)% for the six months ended July 2, 2016 and July 4, 2015, respectively. The effective tax rate varies from the federal statutory rate of 34% due primarily to the impact of lower foreign tax rates, state taxes, share-based compensation and the book income (loss) of consolidated AAP attributable to noncontrolling interest.

We regularly evaluate both positive and negative evidence related to retaining a valuation allowance against our deferred tax assets. The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. We have concluded based on the weight of negative evidence that a valuation allowance should be maintained against certain deferred tax assets that we do not expect to utilize as of July 2, 2016.

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

The following tables present our segment information for periods indicated:

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Revenues:
Retail	$16,294	$17,713	$32,943	$34,933
Recycling	8,462	12,451	17,158	22,769
Total revenues	$24,756	$30,164	$50,101	$57,702

Operating income (loss):
Retail	$(487)	$(20)	$(437)	$(636)
Recycling	(469)	820	(1,232)	(357)
Unallocated corporate	(137)	(178)	(211)	(385)
Total operating income (loss)	$(1,093)	$622	$(1,880)	$(1,378)

Cash capital expenditures:
Retail	$(10)	$9	$9	$38
Recycling	20	32	87	47
Corporate assets not allocable	46	86	97	124
Total cash capital expenditures	$56	$127	$193	$209

Depreciation and amortization:
Retail	$51	$47	$105	$96
Recycling	219	217	454	436
Unallocated corporate	39	54	75	116
Total depreciation and amortization	$309	$318	$634	$648

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

ASU 2015-02, Amendments to the Consolidation Analysis:  This standard, became effective January 1, 2016 for the Company, provides amended guidance on whether reporting entities should consolidate certain legal entities, including limited partnerships. We are evaluating the impact of the standard on the consolidated financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in seven sections:

•	Forward-Looking Cautionary Statements
•	Overview
•	Fiscal 2016 Trends
•	Results of Operations
•	Liquidity and Capital Resources
•	New Accounting Pronouncements

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

The forward-looking statements contained in this quarterly report, and other written and oral forward-looking statements made by us from time to time, are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Any forward-looking information regarding our operations will be affected primarily by individual retail stores’ profitability, the volume of appliance sales, the strength of energy conservation recycling programs and general economic conditions affecting consumer demand for appliances. Any forward-looking information will also be affected by our continued ability to purchase product from our suppliers at acceptable prices, the ability of individual retail stores to meet planned revenue levels, the number of retail stores, costs and expenses being realized at higher than expected levels, our ability to secure an adequate supply of special-buy appliances for resale, the ability to secure appliance recycling and replacement contracts with sponsors of energy efficiency programs, the ability of customers to supply units under their recycling contracts with us, the performance of our consolidated variable interest entity, the continued availability of our current line of credit and the outcome of the pending sales and use tax examination in California.  Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 2, 2016 (including the information presented therein under Risk Factors ), as well as our reports on Forms 10-Q and other publicly available information. All amounts herein are unaudited.

Overview

Appliance Recycling Centers of America, Inc. and Subsidiaries (“we,” the “Company” or “ARCA”) are in the business of being the bridge between utilities or manufacturers to their customers by recycling, replacing, and selling major household appliances in North America. We are committed to energy efficiency and have been a pioneer in appliance recycling programs.  We operate two reportable segments:

•	Retail: Our retail segment offers the latest in innovative appliance from major manufactures. We generate income from the sale of appliances and related services through 18 ApplianceSmart® stores in four geographic areas. We have an online presence and also include a portion of our revenue from byproducts from collected appliances. We have two product lines, new and out-of-the-box that give the large manufacturers a channel to move their product without disrupting their normal distribution channels.

•	Recycling: Our recycling segment is a turnkey appliance recycling program. We receive fees charged for recycling, replacement and additional services for utility energy efficiency programs and have established 17 Regional Processing Centers (“RPCs”) for this segment throughout the United States and Canada. Our recycling segment also includes all income generated from our agreement with GE Appliances, a Haier Group Company (“GE”). GE sells us recyclable appliances in certain regions of the United States and we collect, process, and recycle the appliances. These appliances include units manufactured by GE and by other manufacturers. The agreement requires that we will only recycle, and will not sell for re-use or resale, the recyclable appliances. We have established Regional Processing Centers (“RPCs”) in Philadelphia and Louisville to support our agreement with GE. The RPC in Philadelphia is operated by ARCA Advanced Processing, LLC (“AAP”) through a joint venture agreement between ARCA and 4301 Operations, LLC (“4301”). AAP employs advanced technology to refine traditional appliance recycling techniques to achieve optimal revenue-generating and environmental benefits. We are also the exclusive North American distributor for UNTHA Recycling Technology (“URT”), one of the world’s leading manufacturers of technologically advanced refrigerator recycling systems and recycling facilities for electrical household appliances and electronic scrap.

With more than 850 million major household appliances currently used in the United States and Canada, ARCA’s business segments are positioned to work together to provide a full array of appliance-related services. ARCA’s recycling centers maximize materials recycling while protecting natural resources from the environmentally-damaging substances found in old appliances. We believe we are the future of appliance sales and recycling to manage a full life cycle that will maximize the economic, environmental and societal benefits that recycling provides for the next generation.

Fiscal 2016 Trends

Segments

Our retail segment revenues were down $1.4 million from the three months ended July 2, 2016 over the same period in 2015. There are several economic reasons as well as downward price pressures of the units by our competitors, this is causing price compression between new and out-of-box units and consumers are selecting the new units. We have seen an overall decrease in sales of out-of-box products for the quarter. Historically, as we enter the fourth quarter it is our weakest quarter in terms of both revenues and earnings. We believe this is primarily because the fourth quarter is not a time for our consumers to purchase major household appliances.

Our recycling segment typically operates three types of programs which include:

1.	Fees charged for collecting and recycling appliances
2.	Fees charged for recycling and providing a replacement with an Energy Star appliance
3.	Income from the sale of processing appliances into raw materials

Our recycling segment has decreased revenue of $4 million from the three months ended July 2, 2016 over the same period in 2015. Despite this we gained over 20 new contracts with customers in our recycling-only programs and experienced an increase in revenues as of a result with the closure of our largest competitor. At the same time we have experienced declining revenues from our existing clients as the replacement programs have slowed. The primary decline in replacement revenues can be attributed to lower volumes on several of our programs as programs were not renewed with several large customers. We anticipate some of our replacement programs will increase their volumes in the next quarter as utility customers are lagging on their stated energy efficiency goals. Recycling segment revenues have also experienced declines this year as a result of the decreases in the selling prices of byproducts chiefly scrap steel. The selling price of scrap steel has impacted our income as the price of steel experienced a four year low entering 2016 and has had a slight recovery during the second quarter.

We derive revenues from the sale of carbon offsets created by the destruction of ozone-depleting CFCs captured at our ARCA and AAP regional processing centers. We expect to create carbon offsets and derive revenues in the future through the California market but cannot predict the amount or frequency of carbon offset sales. Carbon offset sales are dependent on market conditions, including demand and acceptable market prices.

In July 2016, we received final approval by the California Air Resource Board for our Carbon Offset Credits. In August 2016, we received proceeds of $1.6 million from the sale of those Carbon Offset Credits which will be recognized in the third quarter. A $0.3 million holdback will be recognized when certain conditions are met with the buyer. We expect additional carbon offset revenues of approximately $0.6 million by the end of 2016; however, this is dependent on various parties and authorities for approval and we cannot be certain it will occur in the fourth quarter.

In the second quarter of 2016, we had a management change which included a signing bonus, severance and additions to the leadership team. This will help drive positive changes to this organization. These costs increased SGA expense by $0.7 million in the second quarter of 2016 and are one time charge to earnings.

We monitor specific economic factors such as retail trends, consumer confidence, manufacturing by the major appliance companies, sales of existing homes and mortgage interest rates as key indicators of industry demand, particularly in our retail segment.  Competition in the home appliance industry is intense in the four retail markets we serve. This includes competition not only from independent retailers, but also from such major retailers as Sears, Best Buy, The Home Depot and Lowe’s. We also closely monitor the metals and various other scrap markets because of the type of components recovered in our recycling process. This includes monitoring the American Metal Market and the regions throughout the U.S. where we have our recycling centers

For the Three Months Ended July 2, 2016 and July 4, 2015

The following table sets forth the key results of operations by segment for the three months ended July 2, 2016 and July 4, 2015 (dollars in millions):

	Three Months Ended
	July 2, 2016	July 4, 2015	% Change
Revenues:
Retail	$16.3	$17.7	(8.0)%
Recycling	8.5	12.5	(32.0)%
Total revenues	$24.8	$30.2	(17.9)%

Operating income (loss):
Retail	$(0.5)	$–	–
Recycling	(0.5)	0.8	(157.2)%
Unallocated corporate costs	(0.1)	(0.2)	23.0%
Total operating income (loss)	$(1.1)	$0.6	(275.7)%

Our total revenues of $24.8 million for the three months ended July 2, 2016, decreased $(5.4) million or (17.9) % from $30.2 million for the same period of 2015. The change in segment revenues was attributed primarily to the following factors:

Retail Segment Revenues:

•	Revenues were down $1.4 million from the three months ended July 2, 2016 over the same period in 2015. There are several economic reasons as well as downward price pressures of the units by our competitors, this is causing price compression between new and out-of-box units and consumers are selecting the new units. We have seen an overall decrease in sales of out-of-box products for the quarter.

Recycling Segment Revenues

•	Revenues were down $4.0 million compared with the same period of 2015.
•	Appliance replacement program revenues decreased by $3.4 million compared with the same period of 2015.
•	Recycling-only program revenues increased by $0.5 million compared with the same period of 2015.
•	Byproduct revenues generated from the sale of raw materials and carbon offsets decreased $.9 million compared with the same period of 2015.

Retail segment revenues accounted for 65.8% of total revenues in the three months ended July 2, 2016, compared with 59.2% in the same period of 2015. The decrease in appliance replacement program and recycling byproduct revenues impacted the overall mix of revenues between the retail and recycling segments for the three months ended July 2, 2016, compared with same period of 2015. Future revenues and related earnings from energy efficiency programs, if any, are uncertain and may fluctuate significantly from year to year. Factors impacting future energy efficiency program revenues and earnings include the type and scope of energy efficiency programs approved by regulatory agencies, competitive bidding, contract changes, non-renewals and early cancellations.

Recycling segment revenues and retail segment revenues each include a portion of byproduct revenues. For the three months ended July 2, 2016, and July 4, 2015, the recycling segment accounted for approximately 91.7% and 93.4%, respectively of the byproduct revenues.

Operating Income and Loss

Our total operating results declined by $1.7 million to a $1.1 million loss for the three months ended July 2, 2016 compared with operating income of $0.6 million in the same period of 2015.  The change in segment operating income was attributed primarily to the following factors:

Retail Segment Operating Loss:

•	Operating loss was $0.5 million for the three months ended July 2, 2016, a decline of $0.5 million due to decreased revenue compared with the same period of 2015.

Recycling Segment Operating Loss:

•	Operating loss was $0.5 million for the three months ended July 2, 2016, a decline of $1.3 million compared with the same period in 2015. The decline is attributed to a decrease in scrap steel byproduct revenue and revenue. The recycling segment operating loss during the second quarter of 2016 included approximately $0.4 million in expenses related to the startup efforts for the new contracts and programs. We received these new contracts following the business failure of our largest competitor JACO Environmental late in 2015. We continue to invest in business development activities as we respond to customer demands in the industry and work to on-board new customers and programs. We anticipate similar investment levels in the third quarter of 2016 and improvements in operating income for this segment based on the expected revenue growth.

Retail Segment Gross Profit.

•	Retail gross profit decreased by $0.3 million to $4.4 million for the three months ended July 2, 2016 compared with $4.7 million in the same period of 2015. The decline was primarily the result of lower sales, sales mix and margin compression on certain products. Gross profit as a percentage of related revenues increased to 26.9% for the three months ended July 2, 2016, compared with 26.6% in the same period of 2015.

Recycling Segment Gross Profit.

•	Recycling gross profit of $2.1 million for the three months ended July 2, 2016 decreased $1.1 million compared with the same period of 2015. We experienced declines in gross profit as a result of reduction in appliance replacement with existing customers and lower selling prices of scrap metals. Gross profit as a percentage of related revenues decreased to 24.3% for the three months ended July 2, 2016, compared with 25.4% for the same period of 2015.

For the Six Months Ended July 2, 2016, and July 4, 2015

The following table sets forth the key results of operations by segment for the six months ended July 2, 2016, and July 4, 2015 (dollars in millions):

	Six Months Ended
	July 2, 2016	July 4, 2015	% Change
Revenues:
Retail	$32.9	$34.9	(5.7)%
Recycling	17.2	22.8	(24.6)%
Total revenues	$50.1	$57.7	(13.2)%

Operating loss:
Retail	$(0.5)	$(0.6)	31.3%
Recycling	(1.2)	(0.4)	(245.1)%
Unallocated corporate costs	(0.2)	(0.4)	45.2)%
Total operating loss	$(1.9)	$(1.4)	(36.4)%

Our total revenues of $50.1 million for the six months ended July 2, 2016, decreased $(7.6) million or (13.2)% from $57.7 million for the same period of 2015. The change in segment revenues was attributed primarily to the following factors:

Retail Segment Revenues:

•	Revenues were down $2.0 million compared with the same period of 2015. One store moved location in 2015 contributed $1.0 less in revenue which included an inventory liquidation event in 2015. The market was also soft compared to last year and price compression is driving average sale price per unit down.

Recycling Segment Revenues:

•	Revenues were down $5.6 million for the six month ended July 2, 2016 compared with the same period of 2015.
•	Appliance replacement program revenues decreased by $6.5 million compared with the same period of 2015.
•	Recycling only program revenues increased by $1.3 million compared with the same period of 2015.

Recycling segment revenues and retail segment revenues each include a portion of byproduct revenues. For the six months ended July 2, 2016, and July 4, 2015, the recycling segment accounted for approximately 99.0% of the byproduct revenues for both periods.

Retail segment revenues accounted for 65.8% of total revenues in the six months ended July 2, 2016, compared with 60.5% in the same period of 2015. The decrease in energy efficiency program and recycling byproduct revenues impacted the overall mix of revenues between the retail and recycling segments for the six months ended July 2, 2016, compared with same period of 2015. Future revenues and related earnings from our utility customer energy efficiency programs, if any, are uncertain and may fluctuate significantly from year to year. Factors impacting future energy efficiency program revenues and earnings include the type and scope of energy efficiency programs approved by regulatory agencies, competitive bidding, contract changes, non-renewals and early cancellations.

Operating Loss

Our total operating loss of $1.9 million for the six months ended July 2, 2016, increased $0.5 million compared with operating loss of $1.4 million in the same period of 2015.  The change in revenues is the primary reason for the additional operating loss.

Retail Segment Gross Profit. Retail gross profit remained the same as $9.1 million in same period of 2015. Gross profit as a percentage of related revenues increased to 27.5% for the six months ended July 2, 2016, compared with 26.1% in the same period of 2015.

Recycling Segment Gross Profit. Recycling gross profit of $3.6 million for the six months ended July 2, 2016 decreased $1.0 million compared with the same period of 2015. This was due to decrease in revenues and lower scrap prices for products.

Product Lines

Percentages for the three months and six months ended July 2, 2016 and July 4, 2015 were as follows:

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Revenues:
Retail	65.0%	58.0%	65.2%	59.9%
Recycling	25.9%	31.0%	26.6%	29.8%
Byproduct	9.1%	11.0%	8.2%	10.3%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	74.0%	73.9%	74.8%	76.2%
Gross profit	26.0%	26.1%	25.2%	23.8%
Selling, general and administrative expenses	30.4%	24.0%	29.0%	26.2%
Operating income (loss)	(4.4)%	2.1%	(3.8)%	(2.4)%
Other income (expense):
Interest expense, net	(1.2)%	(0.8)%	(1.2)%	(1.0)%
Other income (expense), net	(0.1)%	–	0.2%	(0.2)%
Income (loss) before income taxes and noncontrolling interest	(5.7)%	1.3%	(4.8)%	(3.6)%
Provision for (benefit from) income taxes	3.1%	(0.3)%	0.9%	(1.0)%
Net income (loss)	(8.8)%	1.6%	(5.7)%	(2.6)%
Net loss attributable to noncontrolling interest	0.3%	0.4%	0.5%	0.7%
Net income (loss) attributable to controlling interest	(8.5)%	2.0%	(5.2)%	(1.9)%

By Product Lines for the Three Months Ended July 2, 2016 and July 4, 2015

Revenues.  Revenues for the three months ended July 2, 2016, and July 4, 2015, were as follows (dollars in millions):

	Three Months Ended
	July 2, 2016	July 4, 2015	% Change
Retail	$16.1	$17.5	(8.0)%
Recycling	6.4	9.4	(31.5)%
Byproduct	2.3	3.3	(32.0)%
	$24.8	$30.2	(17.9)%

Retail Revenues.  Our retail revenues of $16.1 million for the three months ended July 2, 2016, was $1.4 million lower with the same period of 2015.

Recycling Revenues.  Our recycling revenues of $6.4 million for the three months ended July 2, 2016, decreased $3.0 million, or 31.5%, from $9.4 million in the same period of 2015. Recycling revenues are comprised of two components: (1) appliance recycling revenues generated by collecting and recycling appliances for utilities and other sponsors of energy efficiency programs and (2) replacement program revenues generated by recycling and replacing old appliances with new energy efficient models for programs sponsored by utility companies. As we have entered new contracts we expect to see more revenue but at the same time several of our large replacement programs have declined.

Byproduct Revenues.  Our byproduct revenues of $2.2 million for the three months ended July 2, 2016, decreased $1.0 million compared with the same period of 2015.  Byproduct revenues include all of the revenues generated by AAP. The decrease was due primarily to the decline in steel prices and less units received at our RPC.

Total Gross Profit.  Our gross profit of $6.4 million for the three months ended July 2, 2016, decreased $1.5 million or 18.3% compared with $7.9 million in the same period of 2015.  Gross profit as a percentage of total revenues decreased to 26.0% for the three months ended July 2, 2016, compared with 26.1% in the same period of 2015. Our gross profit as a percentage of total revenues for future periods can be affected favorably or unfavorably by numerous factors, including:

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

Selling, General and Administrative Expenses.  Our selling, general and administrative (“SG&A”) expenses of $7.5 million for the three months ended July 2, 2016, was comparable with the same period of 2015.  Our SG&A expenses as a percentage of total revenues increased 30.4% in the three months ended July 2, 2016, compared with 24.0% in the same period of 2015.

Selling expenses of $4.0 million for the three months ended July 2, 2016, compared with $4.1 in the same period in 2015 due to decrease in direct advertising expense.

General and administrative expenses increased $0.5 million to $3.6 million for the three months ended July 2, 2016, compared with $3.1 million in the same period of 2015. The increase was due primarily to a $0.7 million increase in the management change which included signing bonus, severance and two additional positions.

Interest expense, net. Interest expense for the three months ended July 2, 2016, increased $0.1 million compared with the same period of 2015. The increase was the result raising interest rates by our bank. Our credit agreement ends in January 2017, and we are actively looking for ways to reduce our costs of debt.

Provision for (benefit from) Income Taxes.  We recorded a provision for income taxes of $0.8 million for the three months ended July 2, 2016, compared with a benefit of $0.1 million in the same period of 2015. The provision for income taxes for the three months ended July 2, 2016, is related primarily to the projected full-year taxable loss in the United States and the decrease in the prior year’s tax assets.

Noncontrolling Interest.  Noncontrolling interest represents 4301’s share of AAP’s net income (loss).  Under the AAP joint venture agreement, ARCA and 4301 each have a 50% interest in AAP.  AAP reported net loss of $0.2 million for the three months ended July 2, 2016, of which $0.1 million represented the loss attributable to noncontrolling interest. This is comparable with 2015.

Product Lines for the Six Months Ended July 2, 2016, and July 4, 2015

Revenues.  Revenues for the six months ended July 2, 2016, and July 4, 2015, were as follows (dollars in millions):

	Six Months Ended
	July 2, 2016	July 4, 2015	% Change
Retail	$32.7	$34.6	(5.6)%
Recycling	13.3	17.2	(22.3)%
Byproduct	4.1	5.9	(31.0)%
	$50.1	$57.7	(13.2)%

Retail Revenues.  Our retail revenues of $32.7 million for the six months ended July 2, 2016, decreased $1.9 million, or 5.6%, from $34.6 million for the same period of 2015.  The decrease in retail revenues was due to softness in the market and in same-store sales resulting from a holiday weekend sales events and the movement of one store to a new location. We are continuing to evaluate underperforming stores and stores with expiring leases and are considering a range of outcomes from right-sizing the showroom space to closure.

Recycling Revenues.  Our recycling revenues of $13.3 million for the six months ended July 2, 2016, decreased $3.9 million, or (22.3) %, from $17.2 million in the same period of 2015. Recycling revenues are comprised of two components of energy efficiency programs: (1) appliance recycling revenues generated by collecting and recycling appliances for utilities and other sponsors of energy efficiency programs and (2) replacement program revenues generated by recycling and replacing old appliances with new energy efficient models for programs sponsored by utility companies. Future revenues from appliance energy efficiency programs, if any, are uncertain and may fluctuate significantly from period to period.

Byproduct Revenues.  Our byproduct revenues of $4.1 million for the six months ended July 2, 2016, decreased $1.8 million compared with the same period of 2015.  Byproduct revenues include all of the revenues generated by AAP.  AAP revenues of $3.4 million decreased $.4 million compared with the same period of 2015, due primarily to a decline in the revenues generated from sale of nonferrous scrap metal byproducts compared with the same period of 2015. ARCA experienced a decrease in byproduct revenues due primarily to lower average byproduct price per unit in certain markets and $1.0 million lower sales of refrigerants as compared with the same period of fiscal 2015.

Total Gross Profit.  Our gross profit of $12.6 million for the six months ended July 2, 2016, decreased $1.1 million or 8.1% compared with $13.7 million in the same period of 2015.  Gross profit as a percentage of total revenues increased to 25.2% for the six months ended July 2, 2016, compared with 23.8% in the same period of 2015. Our gross profit as a percentage of total revenues for future periods can be affected favorably or unfavorably by numerous factors, including:

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

Selling, General and Administrative Expenses.  Our selling, general and administrative (“SG&A”) expenses of $14.5 million for the six months ended July 2, 2016, decreased $0.6 million or 4.1% compared with $15.1 million in the same period of 2015. Our SG&A expenses as a percentage of total revenues increased to 29.0% in the six months ended July 2, 2016, compared with 26.2% in the same period of 2015.

Selling expenses decreased $0.5 million to $8.0 million, or 16.0% of total revenues, for the six months ended July 2, 2016, compared with $8.5 million, or 14.8% of total revenues, in the same period of 2015.  The decrease in selling expenses was due primarily to lower occupancy costs of $0.3 million and lower advertising of $0.2 million.

General and administrative expenses decreased by $.1 million to $6.5 million for the six months ended July 2, 2016, compared with $6.6 million in the same period of 2015. The decrease was due to reductions in costs offset by management change.

Interest expense, net. Interest expense for the six months ended July 2, 2016, increased $23,000 compared with the same period of 2015. The increase was the result of higher interest rate on our line of credit.

Provision for (benefit from) Income Taxes.  We recorded a provision for income taxes of $0.4 million for the six months ended July 2, 2016, compared with a benefit of $0.6 million in the same period of 2015. The provision of income taxes for the six months ended July 2, 2016, is related primarily to a valuation allowance of prior year assets.

Noncontrolling Interest.  Noncontrolling interest represents 4301’s share of AAP’s net income (loss).  Under the AAP joint venture agreement, ARCA and 4301 each have a 50% interest in AAP. AAP reported net loss of $0.5 million for the six months ended July 2, 2016, of which $0.3 million represented the loss attributable to noncontrolling interest. AAP reported net income of $0.8 million for the six months ended July 4, 2015, of which $0.4 million represented the income attributable to noncontrolling interest.

Liquidity and Capital Resources

Summary.  Cash and cash equivalents as of July 2, 2016, were $2.2 million compared with $2.0 million as of January 2, 2016. Working capital, the excess of current assets over current liabilities, decreased to $1.2 million as of July 2, 2016, compared with $4.5 million as of January 2, 2016. The decrease was primarily the result of the classification of the term loan with PNC as a current liability and operating losses.

The following table summarizes our cash flows for the six months ended July 2, 2016, and July 4, 2015 (in millions):

	Six Months Ended
	July 2, 2016	July 4, 2015
Total cash and cash equivalents provided by (used in):
Operating activities	$5.7	$0.7
Investing activities	(0.2)	(0.3)
Financing activities	(5.2)	(0.2)
Effect of exchange rates on cash and cash equivalents	–	(0.1)
Increase in cash and cash equivalents	$0.3	$0.1

Operating Activities.  Our net cash provided by operating activities was $5.7 million for the six months ended July 2, 2016, compared with $0.7 million for the six months ended July 4, 2015.  The increase of cash generated from operating activities was primarily the result of $4.9 million in cash from operations through the collection of trade receivables and $0.9 million through the collection of tax receivables in 2016. In 2015, offsetting the losses to date we generated $2.0 million in cash from operations through the collection of receivables.

Investing Activities.  We used approximately $0.2 million of cash and used $0.3 million for investing activities for the six months ended July 2, 2016, and the six months ended July 4, 2015, respectively. The use of cash for the purchase of equipment was $0.2 million in both six months ended July 2, 2016, and the six months ended July 4, 2015.

Financing Activities.  Our net cash used in financing activities was $5.2 million for the six months ended July 2, 2016, compared with $0.2 million for the six months ended July 4, 2015.  Net cash used in financing activities for the six months ended July 2, 2016, was related primarily to net payments under our line of credit and the repayment of long-term debt obligations offset by approximately $5.2 million in cash provided in AAP. Net cash used in financing activities for the six months ended July 4, 2015, was also related primarily to net payments under our line of credit and the repayment of long-term debt obligations offset with $0.4 million of new debt.

Sources of Liquidity.  Our principal sources of liquidity are cash from operations and borrowings under our revolving line of credit. Our principal liquidity requirements consist of long-term debt obligations, capital expenditures and working capital. Our total capital requirements for the next twelve months will depend upon, among other things, the number and size of ApplianceSmart stores operating during the period, the volumes generated from recycling and appliance replacement contracts during the period and our needs related to AAP. Currently, we have eighteen ApplianceSmart stores and seventeen recycling centers, including AAP, in operation. Approximately $1.5 million of our cash at the end of the July 2, 2016 is held in Canadian banks.

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

Outstanding Indebtedness.  We have a Revolving Credit, Term Loan and Security Agreement, as amended, (“Revolving Credit Agreement”) with PNC Bank, National Association (“PNC”) that provides us with a $15.0 million revolving line of credit. The Revolving Credit Agreement had a stated maturity date of January 24, 2016, and was renewed on January 22, 2016.  Our financial covenants were reset in connection with this renewal. The renewed Revolving Credit Agreement has a stated maturity of January 31, 2017, if not renewed. The Revolving Credit Agreement includes a lockbox agreement and a subjective acceleration clause and, as a result, we have classified the revolving line of credit as a current liability. The Revolving Credit Agreement is collateralized by a security interest in substantially all of our assets and PNC is also secured by an inventory repurchase agreement with Whirlpool Corporation for Whirlpool purchases only.  We also issued a $750,000 letter of credit in favor of Whirlpool Corporation. The Revolving Credit Agreement requires, starting with the fiscal quarter ended April 2, 2016, that we meet a minimum earnings before interest, taxes, depreciation and amortization, and continuing at the end of each quarter thereafter, that we meet a minimum fixed charge coverage ratio of 1.1 to 1.0. The Revolving Credit Agreement limits investments we can purchase, the amount of other debt and leases we can incur, the amount of loans we can issue to our affiliates and the amount we can spend on fixed assets, along with prohibiting the payment of dividends. In the January 22, 2016 renewal, the affiliate loan balance is capped at $1.0 million on December 31, 2015, and thereafter. As of July 2, 2016, we were not in compliance with all the covenants of the Revolving Credit Agreement. As of January 2, 2016, we were not in compliance with all covenants under the Revolving Credit Agreement, which was subsequently waived with the January 22, 2016 renewal.

The interest rate on the revolving line of credit is PNC Base Rate plus 1.75% to 3.25%, or 1-, 2- or 3-month PNC LIBOR Rate plus 2.75% to 4.25%, with the rate being dependent on our level of fixed charge coverage.  The PNC Base Rate shall mean, for any day, a fluctuating per annum rate of interest equal to the highest of (i) the interest rate per annum announced from time to time by PNC at its prime rate, (ii) the Federal Funds Open Rate plus 0.5%, and (iii) the one-month LIBOR rate plus 1%.  As of July 2, 2016, the outstanding line of credit balance was $7.8 million with a weighted average interest rate of 4.70%, which included both PNC LIBOR Rate and PNC Base Rate loans.  As of January 2, 2016, the outstanding line of credit balance was $12.7 million with a weighted average interest rate of 7.25%, which was the PNC Base Rate plus a default premium.

The amount of borrowings available under the Revolving Credit Agreement is based on a formula using accounts receivable and inventories. We may not have access to the full $15.0 million revolving line of credit due to the formula using accounts receivable and inventories, the amount of the letter of credit issued in favor of Whirlpool Corporation and the amount of outstanding loans between PNC and our AAP joint venture. As of July 2, 2016, and January 2, 2016, our available borrowing capacity under the Revolving Credit Agreement was $2.6 million and $1.4 million, respectively.

On January 24, 2011, we entered into a $2.55 million Term Loan (“Term Loan”) with PNC Bank to refinance the mortgage on our California facility.  The Term Loan is payable as follows, subject to acceleration upon the occurrence of an event of default or termination of the Revolving Credit Agreement: 119 consecutive monthly principal payments of $21,000 plus interest commencing on February 1, 2011, and continuing on the first day of each month thereafter followed by a 120th payment of all unpaid principal, interest and fees on February 1, 2021. If the Revolving Credit Agreement is not renewed, a balloon payment of $1,020,000 in principal plus interest and additional fees will be due on January 31, 2017. The Term Loan is collateralized with our California facility located in Compton, California. The interest rate is PNC Base Rate plus 2.25% to 3.75%, or 1-, 2- or 3-month PNC LIBOR Rate plus 3.25% to 4.75%. The interest rate will be fixed for the first half of 2016 at PNC Base Rate plus 3.75%, or 1-,2- or 3-month PNC LIBOR Rate plus 4.75%. As of July 2, 2016, the weighted average interest rate was 5.28%. As of January 2, 2016, the weighted average interest rate was 7.75% which was the PNC Base Rate plus a default rate premium. As of July 2, 2016, the balance due on the Term Loan is classified as current as the maturity of our credit facility is January 31, 2017.

On March 10, 2011, ARCA Advanced Processing, LLC entered into three separate commercial term loans (“AAP Term Loans”) with Susquehanna Bank, pursuant to the guidelines of the U.S. Small Business Administration 7(a) Loan Program.  The total amount of the AAP Term Loans is $4.75 million, split into three separate loans for $2.1 million, $1.4 million and $1.25 million.  The AAP Term Loans mature in ten years and bear an interest rate of Prime plus 2.75%.  As of July 2, 2016, and January 2, 2016, the interest rate was 6.00%.  Borrowings under the AAP Term Loans are secured by substantially all of the assets of AAP along with liens on the business assets and certain personal assets of the owners of 4301 Operations, LLC. We are a guarantor of the AAP Term Loans along with 4301 Operations, LLC and its owners.

In March 2015, an entity controlled by one of the noncontrolling interest holders of AAP loaned AAP $325,000 through the issuance of promissory notes. The notes bear interest at an annual rate of 8%. In May 2015, one of the March 2015 notes totaling $125,000 was repaid in full by AAP. In February 2016, an entity controlled by one of the noncontrolling interest holders of AAP loaned AAP $100,000 through the issuance of an 8% promissory note. The remaining notes totaling $300,000 are expected to be repaid with the collection of the carbon offset program revenues by the end of the third quarter of 2016.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Market Risk and Impact of Inflation

Interest Rate Risk.  We do not believe there is any significant risk related to interest rate fluctuations on our long-term fixed-rate debt. There is interest rate risk on the line of credit, PNC Term Loan and Susquehanna Bank Term Loans, since our interest rate floats.  The outstanding balance on our floating rate loans as of July 2, 2016, was approximately $12.2 million.  Based on average floating rate borrowings of $14.7 million, a hypothetical 100 basis point change in the applicable interest rate would have caused our interest expense to change for the three and six months ended July 2, 2016, by approximately $37,000 and $73,000.

Foreign Currency Exchange Rate Risk.  We currently generate revenues in Canada.  The reporting currency for our consolidated financial statements is U.S. dollars. It is not possible to determine the exact impact of foreign currency exchange rate changes; however, the effect on reported revenue and net earnings can be estimated.  We estimate that the U.S. dollar against the Canadian dollar had an immaterial impact on revenues and net income for the three and six months ended July 2, 2016.  We do not currently hedge foreign currency fluctuations and do not intend to do so for the foreseeable future.

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

Our management, including our Chief Executive Officer and Acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at July 2, 2016. Based on that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that, at July 2, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the second quarter of fiscal 2016, covered by this Quarterly Report on Form 10-Q, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As previously disclosed, the California Board of Equalization (“BOE”) is conducting a sales and use tax examination covering the California operations of Appliance Recycling Centers of America, Inc. (the “Company”) for 2011, 2012 and 2013. The Company believed it was exempt from collecting sales taxes under service agreements with utility customers that included appliance replacement programs. During the fourth quarter of 2014, the Company received communication from the BOE indicating they are not in agreement with the Company’s interpretation of the law. As a result, the Company applied for and, as of February 9, 2015, received approval to participate in the California Board of Equalization’s Managed Audit Program. The period covered under this program includes 2011, 2012, 2013 and extends through the nine-month period ended September 30, 2014. At this time, our best estimate of the amount that will be assessed by the BOE covering all periods under audit is approximately $4.1 million in sales tax and interest related to the appliance replacement programs that we administered on behalf of our customers on which we did not assess, collect or remit sales tax. The Company has been working with outside consultants to arrive at our assessment estimate and will continue to engage the services of these sales tax experts throughout the Managed Audit Program process. The sales tax amounts that we will likely be assessed relate to transactions in the period under examination by the BOE. Such assessment, however, will be subject to protest and appeal, and would not need to be funded until the matter has been fully resolved. Resolution could take up to two years.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

As of July 2, 2016, ARCA had borrowings totaling $1.1 million on its Term Loan with PNC Bank, National Association (“PNC”) and $7.8 million under its $15 million Revolving Credit Agreement. The PNC loan agreements (“Loan Agreements”) require ARCA to, among other things, satisfy certain financial covenants as of the end of each fiscal quarter. A failure to satisfy any covenant constitutes an event of default under the Loan Agreements. As of July 2, 2016, ARCA was not in compliance with the foregoing covenants due to the loss recorded for the first six months of 2016. ARCA has notified PNC of its non-compliance. We are working with PNC to obtain an Amended Credit Agreement.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit Number	Description

31.1+	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from our Quarterly Report on Form 10-Q for the three-month and six month periods ended July 2, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Cash Flows, (iv) the Notes to Consolidated Financial Statements, and (v) document and entity information.

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

Appliance Recycling Centers of America, Inc.
(Registrant)

Date:	August 16, 2016	By:	/s/ Tony Isaac
Tony Isaac
Chief Executive Officer
(Principal Executive Officer)

Date:	August 16, 2016	By:	/s/ Tony Isaac
Tony Isaac
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

