Form 10-Q
period 2016-10-01
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2016-11-15
CIK 862861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 1, 2016

or

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

As of November 10, 2016, there were outstanding 6,655,365 shares of the registrant’s Common Stock, without par value.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

PART I.                 FINANCIAL INFORMATION

Item 1.   Financial Statements

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	October 1, 2016	January 2, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,709	$1,969
Accounts receivable, net of allowance of $27 and $73, respectively	9,569	11,536
Inventories	16,348	16,733
Income taxes receivable	284	1,126
Other current assets	820	1,350
Deferred income tax assets	1,301	1,657
Total current assets	30,031	34,371
Property and equipment, net	10,315	10,985
Restricted cash	500	500
Other assets	599	596
Deferred income tax assets	244	327
Total assets (a)	$41,689	$46,779
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,189	$7,019
Accrued expenses	8,048	8,934
Line of credit	9,809	12,668
Current maturities of long-term obligations	2,297	1,251
Total current liabilities	27,343	29,872
Long-term obligations, less current maturities	3,310	4,506
Other noncurrent liabilities	389	357
Total liabilities (a)	31,042	34,735
Commitments and contingencies
Shareholders’ equity:
Common Stock, no par value; 10,000 shares authorized; issued and outstanding: 6,036 shares and 5,901 shares, respectively	21,730	21,466
Accumulated deficit	(11,008)	(9,577)
Accumulated other comprehensive loss	(551)	(565)
Total shareholders’ equity	10,171	11,324
Noncontrolling interest	476	720
	10,647	12,044
Total liabilities and shareholders’ equity	$41,689	$46,779

(a) Assets of ARCA Advanced Processing, LLC (AAP), our consolidated variable interest entity that can only be used to settle obligations of AAP were $8,116 and $8,856 as of October 1, 2016 and January 2, 2016, respectively. Liabilities of AAP for which creditors do not have recourse to the general credit of Appliance Recycling Centers of America, Inc. were $2,314 and $2,838 as of October 1, 2016 and January 2, 2016, respectively.

See Notes to Unaudited Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Revenues:
Retail	$15,103	$16,253	$47,769	$50,845
Recycling	8,503	9,528	21,852	26,717
Byproduct	3,750	2,348	7,836	8,269
Total revenues	27,356	28,129	77,457	85,831
Costs of revenues	18,905	21,907	56,379	65,864
Gross profit	8,451	6,222	21,078	19,967
Selling, general and administrative expenses	7,036	7,330	21,543	22,453
Operating income (loss)	1,415	(1,108)	(465)	(2,486)
Other income (expense):
Interest expense, net	(341)	(312)	(928)	(878)
Other income (expense), net	61	(34)	155	(175)
Income (loss) before income taxes and noncontrolling interest	1,135	(1,454)	(1,238)	(3,539)
Provision for (benefit of) income taxes	–	(308)	438	(894)
Net income (loss)	1,135	(1,146)	(1,676)	(2,645)
Net loss (gain) attributable to noncontrolling interest	(12)	373	245	774
Net income (loss) attributable to controlling interest	$1,123	$(773)	$(1,431)	$(1,871)
Income (loss) per common share:
Basic	$0.19	$(0.13)	$(0.24)	$(0.32)
Diluted	$0.19	$(0.13)	$(0.24)	$(0.32)
Weighted average common shares outstanding:
Basic	5,991	5,836	5,940	5,811
Diluted	5,991	5,836	5,940	5,811
Net income (loss)	$1,135	$(1,146)	$(1,676)	$(2,645)
Other comprehensive income (loss), net of tax:
Effect of foreign currency translation adjustments	(29)	(66)	14	(199)
Total other comprehensive income (loss), net of tax	(29)	(66)	14	(199)
Comprehensive income (loss)	1,106	(1,212)	(1,662)	(2,844)
Comprehensive loss (gain) attributable to noncontrolling interest	(12)	373	245	774
Comprehensive income (loss) attributable to controlling interest	$1,094	$(839)	$(1,417)	$(2,070)

See Notes to Unaudited Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Nine Months Ended
	October 1, 2016	October 3, 2015
Operating activities:
Net loss	$(1,676)	$(2,645)
Adjustments to reconcile net loss to net cash and cash equivalents (used in) provided by operating activities:
Depreciation and amortization	936	968
Share-based compensation	264	265
Deferred tax assets	439	209
Amortization of debt issuance costs	136	81
Other	(37)	(44)
Changes in assets and liabilities:
Accounts receivable	2,004	(780)
Inventories	385	(165)
Other assets	108	94
Accounts payable and accrued expenses	301	621
Income taxes receivable/payable	859	(695)
Net cash flows provided (used) by operating activities	3,719	(2,091)
Investing activities:
Purchases of property and equipment	(244)	(272)
Proceeds from sale of property and equipment	–	5
Other	(22)	(552)
Net cash flows used in investing activities	(266)	(819)
Financing activities:
Net advances (payments) under line of credit	(2,859)	3,170
Payments on debt obligations	(821)	(623)
Proceeds from issuance of debt obligations	100	379
Proceeds from issuance of common stock	–	24
Payment of debt issuance costs	(125)	–
Net cash flows provided (used) in financing activities	(3,705)	2,950
Effect of changes in exchange rate on cash and cash equivalents	(8)	(199)
Decrease in cash and cash equivalents	(260)	(159)
Cash and cash equivalents at beginning of period	1,969	3,523
Cash and cash equivalents at end of period	$1,709	$3,364

See Notes to Unaudited Consolidated Financial Statements.

5

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Nine Months Ended
	October 1, 2016	October 3, 2015
Supplemental disclosures of cash flow information:
Cash payments for interest	$1,033	$612
Cash receipts for income taxes	$860	$394

Non-cash investing and financing activities:
Debt issuance costs related to credit agreement renewal	$63	$–

See Notes to Unaudited Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share Amounts)

1.          Nature of Business and Basis of Presentation

Appliance Recycling Centers of America, Inc. and subsidiaries (“we,” the “Company” or “ARCA”) are in the business of providing turnkey appliance recycling and replacement services for electric utilities and other sponsors of energy efficiency programs. We also sell new major household appliances through a chain of Company-owned stores under the name ApplianceSmart®. In addition, we have a 50% interest in a joint venture operating under the name ARCA Advanced Processing, LLC (“AAP”).

The accompanying balance sheet as of January 2, 2016, which has been derived from audited consolidated financial statements and the unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and Article 8 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, normal and recurring adjustments and accruals considered necessary for a fair presentation for the periods indicated have been included. Operating results for the three month and nine month periods ended October 1, 2016 and October 3, 2015, are presented using 13-week and 39-week periods, respectively. The results of operations for any interim period are not necessarily indicative of the results for the year.

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

AAP is a joint venture that was formed in October 2009 between ARCA and 4301 Operations, LLC (“4301”) to employ advanced technology to refine traditional appliance recycling techniques to achieve optimal revenue-generating and environmental benefits. ARCA and 4301 have a 50% interest in AAP. The financial position and results of operations of AAP are consolidated in our financial statements based on our conclusion that AAP is a variable interest entity due to our contribution in excess of 50% of the total equity, subordinated debt and other forms of financial support. We have a controlling financial interest in AAP and have provided substantial financial support to fund the operations of AAP since its inception.

2.          Inventories

The Company's inventories primarily consist of appliances, are stated at the lower of cost, determined on a specific identification basis, or market. Process metals include ferrous and non-ferrous scrap metals, and are valued at the lower of average purchased cost or market based on the specific scrap commodity.

	October 1, 2016	January 2, 2016
Appliances held for resale	$16,139	$16,360
Processed metals from recycled appliances held for resale	203	367
Other	6	6
	$16,348	$16,733

We provide estimated provisions for the obsolescence of our appliance inventories, including adjustments to market, based on various factors, including the age of such inventory and our management’s assessment of the need for such provisions. We look at historical inventory aging and margin analysis in determining our provision estimate. A revised cost basis is used once a provision for obsolescence is recorded.

3.          Earnings per Share

Basic income per common share is computed based on the weighted average number of common shares outstanding. Diluted income per common share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive shares of Common Stock include unexercised stock options and warrants. Basic per share amounts are computed, generally, by dividing net income attributable to controlling interest by the weighted average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise or issuance of all potential Common Stock instruments unless their effect is anti-dilutive, thereby reducing the loss or increasing the income per common share. In calculating diluted weighted average shares and per share amounts, we included stock options and warrants with exercise prices below average market prices, for the respective reporting periods in which they were dilutive, using the treasury stock method. We calculated the number of additional shares by assuming the outstanding stock options were exercised and that the proceeds from such exercises were used to acquire Common Stock at the average market price during the quarter. For the three months and nine months ended October 1, 2016, we excluded options and warrants to purchase 641 and 743 shares of common stock from the diluted weighted average share outstanding calculation as the effect of these options and warrants were anti-dilutive. For the three months and nine months ended October 3, 2015, we excluded options and warrants to purchase 789 and 750 shares of common stock from the diluted weighted average shares outstanding calculation as the effect of these options and warrants were anti-dilutive.

4.          Share-Based Compensation

We recognized share-based compensation expense of $123 and $217 for the three months ended October 1, 2016, and October 3, 2015, respectively and $264 and $265 for the nine months ended October 1, 2016 and October 3, 2015, respectively.

Based on the value of options outstanding as of October 1, 2016, estimated future share-based compensation expense (benefit) is as follows:

Balance of fiscal year 2016	$(2)
Fiscal year 2017	14
$12

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

Changes in our warranty accrual are as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Beginning Balance	$33	$33	$42	$30
Standard accrual based on units sold	4	12	13	31
Actual costs incurred	(3)	(4)	(12)	(12)
Periodic accrual adjustments	(4)	(4)	(13)	(12)
Ending Balance	$30	$37	$30	$37

6.          Variable Interest Entity

The financial position and results of operations of AAP are consolidated in our financial statements based on our conclusion that AAP is a variable interest entity due to our contribution in excess of 50% of the total equity, subordinated debt and other forms of financial support. We have a controlling financial interest in AAP and have provided substantial financial support to fund the operations of AAP since its inception. The financial position and results of operations for AAP are reported in our recycling segment.

The following table summarizes the assets and liabilities of AAP as of October 1, 2016, and January 2, 2016:

	October 1, 2016	January 2, 2016
Assets
Current assets	$522	$696
Property and equipment, net	7,511	8,077
Other assets	83	83
Total Assets	$8,116	$8,856
Liabilities
Accounts payable (a)	$1,496	$1,872
Accrued expenses	500	399
Current maturities of long-term debt obligations	705	946
Long-term debt obligations, net of current maturities	3,337	3,439
Other liabilities (b)	1,126	759
Total Liabilities	$7,164	$7,415

(a)	As of October 1, 2016, AAP has $431 in advances payable to 4301 included in accounts payable.
(b)	Other liabilities represent loans and advances between ARCA and AAP that are eliminated in consolidation.

In April 2016, an officer of the Company loaned $75 to AAP through the issuance of an 8% promissory note. In August 2016, the note was repaid with the collection of carbon offset program revenues.

The following table summarizes the operating results of AAP for the three months and nine months ended July 2, 2016, and October 3, 2015:

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Revenues	$2,076	$1,577	$5,557	$5,455
Gross profit	492	(234)	967	69
Operating income (loss)	79	(684)	(285)	(1,366)
Net income (loss)	24	(748)	(490)	(1,548)

7.          Other Assets

Other assets as of October 1, 2016, and January 2, 2016, consist of the following:

	October 1, 2016	January 2, 2016
Deposits	$440	$416
Cash surrender value	102	102
Finite intangible assets	19	40
Goodwill	38	38
	$599	$596

For the three months ended October 1, 2016, and October 3, 2015, we recorded amortization expense of $0 and $20, respectively, related to our recycling contract. For the nine months ended October 1, 2016, and October 3, 2015, we recorded amortization expense of $20 and $60, respectively, related to our recycling contract.

8.          Accrued Expenses

Accrued expenses as of October 1, 2016, and January 2, 2016, consist of the following:

	October 1, 2016	January 2, 2016
Sales tax estimates, including interest	$4,175	$4,804
Compensation and benefits	1,775	1,446
Accrued incentive and rebate checks	189	293
Accrued rent	204	235
Warranty expense	30	42
Accrued payables	412	749
Deferred revenue	230	413
Other	1,033	952
	$8,048	$8,934

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

The renewed Revolving Credit Agreement has a stated maturity of January 31, 2017 and is recorded as a current liability.. The Revolving Credit Agreement includes a lockbox agreement, a subjective acceleration clause and is collateralized by a security interest in substantially all of our assets. PNC is also secured by an inventory repurchase agreement with Whirlpool Corporation for Whirlpool purchases only in which we issued a $750 letter of credit in favor of Whirlpool Corporation. The Revolving Credit Agreement requires, starting with the fiscal quarter ending April 2, 2016, that we meet a minimum earnings before interest, taxes, depreciation and amortization, and continuing at the end of each quarter thereafter, that we meet a minimum fixed charge coverage ratio of 1.1 to 1.0. The Revolving Credit Agreement limits investments we can purchase, the amount of other debt and leases we can incur, the amount of loans we can issue to our affiliates and the amount we can spend on fixed assets, along with prohibiting the payment of dividends. In the January 22, 2016 renewal, the affiliate loan balance is capped at $1,000 on December 31, 2015, and thereafter. As of October 1, 2016, we were in compliance with the fixed charge coverage ratio covenant; however, PNC notified us that we exceeded the affiliate loan limitations, and we have disputed such notice. As of January 2, 2016, we were not in compliance with all covenants under the Revolving Credit Agreement which were subsequently waived with the January 22, 2016 renewal.

The interest rate on the Revolving Credit Agreement, in our renewal agreement on January 22, 2016, is PNC Base Rate plus 1.75% to 3.25%, or 1-, 2- or 3-month PNC LIBOR Rate plus 2.75% to 4.25%, with the rate being dependent on our level of fixed charge coverage. The PNC Base Rate shall mean, for any day, a fluctuating per annum rate of interest equal to the highest of (i) the interest rate per annum announced from time to time by PNC as its prime rate, (ii) the Federal Funds Open Rate plus 0.5%, and (iii) the one-month LIBOR rate plus 100 basis points (1%). As of October 1, 2016, the outstanding line of credit balance was $9,809 with a weighted average interest rate of 8.75%, which was the PNC Base Rate plus a default premium. As of January 2, 2016, the outstanding line of credit balance was $12,668 with a weighted average interest rate of 7.25%, which was the PNC Base Rate plus a default premium.

The amount of revolving borrowings under the Revolving Credit Agreement is based on a formula using accounts receivable and inventories. We may not have access to the full $15,000 revolving line of credit due to the formula using accounts receivable and inventories, the amount of the letter of credit issued in favor of Whirlpool Corporation and the amount of outstanding loans between PNC and our AAP joint venture. As of October 1, 2016, and January 2, 2016, our available borrowing capacity under the Revolving Credit Agreement was $3,097 and $1,382, respectively.

10.          Borrowings

Long-term debt, capital lease and other financing obligations as of October 1, 2016, and January 2, 2016, consist of the following:

	October 1, 2016	January 2, 2016
PNC term loan	$1,084	$1,275
Susquehanna term loans	3,242	3,242
2.75% note, due in monthly installments of $3, including interest, due October 2024, collateralized by equipment	295	319
Capital leases and other financing obligations	1,100	988
Debt issuance costs, net	(114)	(67)
	5,607	5,757
Less current maturities	2,297	1,251
	$3,310	$4,506

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

The interest rate will be fixed for the first half of 2016 at PNC Base Rate plus 3.75%, or 1-,2- or 3-month PNC LIBOR Rate plus 4.75%. As of October 1, 2016, the weighted average interest rate was 9.25%, which was the PNC Base Rate plus a default rate premium. As of January 2, 2016, the weighted average interest rate was 7.75%, which was the PNC Base Rate plus a default rate premium. As of October 1, 2016, the balance due on the Term Loan is classified as current as the maturity of our credit facility is January 31, 2017.

On March 10, 2011, AAP entered into three separate commercial term loans (“Term Loans”) with Susquehanna Bank, pursuant to the guidelines of the U.S. Small Business Administration 7(a) Loan Program.  The total amount of the Term Loans is $4,750, split into three separate loans for $2,100; $1,400; and $1,250. The Term Loans mature on March 10, 2021 and bear an interest rate of Prime plus 2.75%. As of October 1, 2016, and January 2, 2016, the interest rate was 6.00%. Borrowings under the Term Loans are secured by substantially all of the assets of AAP along with liens on the business assets and certain personal assets of the owners of 4301 Operations, LLC. We are a guarantor of the Term Loans along with 4301 Operations, LLC and its owners. In connection with these Term Loans, Susquehanna Bank also has a security interest in the assets of the Company.

In March of 2015, an entity controlled by one of the noncontrolling interest holders of AAP loaned AAP $325 through the issuance of promissory notes. The notes bear interest at an annual rate of 8%. In May of 2015, one of the March 2015 notes totaling $125 was repaid in full by AAP. In February 2016, an entity controlled by one of the noncontrolling interest holders of AAP loaned AAP $100 through the issuance of an 8% promissory note. In August 2016, the remaining notes totaling $300 were repaid with the collection of carbon offset program revenues.

For the three months ended October 1, 2016, and October 3, 2015, we recorded non-cash interest expense of $50 and $27, respectively, related to debt issuance costs. For the nine months ended October 1, 2016, and October 3, 2015, we recorded non-cash interest expense of $142 and $81, respectively, related to debt issuance costs.

Capital leases and other financing obligations:  We acquire certain equipment under capital leases and other financing obligations. The cost of the equipment was $2,607 and $2,667 as of October 1, 2016, and January 2, 2016, respectively. Accumulated amortization as of October 1, 2016, and January 2, 2016, was approximately $1,748 and $1,635, respectively. Depreciation and amortization expense is included in cost of revenues and selling, general and administrative expenses.

11.          Commitments and Contingencies

Contracts:  We have entered into material contracts with three appliance manufacturers. Under the agreements there are no minimum purchase commitments; however, we have agreed to indemnify the manufacturers for certain claims, allegations or losses with respect to appliances we sell.

Litigation:  On March 6, 2015, a complaint was filed in United States District Court for the Central District of California by Jason Feola, individually and as a representative of a putative class consisting of purchasers of the Company’s common stock between March 15, 2012 and February 11, 2015, against Appliance Recycling Centers of America, Inc. and certain current and former officers of the Company. Mr. Feola, pursuant to terms of his retainer agreement with The Rosen Law Firm, certified that he purchased 240 shares of the Company’s common stock for approximately $1 in total consideration. On May 7, 2015, the Company and the individual defendants were served the complaint. In July 2015, the Company and the individual defendants received an amended complaint. The complaint alleges that misstatements and omissions occurred in press releases and filings by the Company with the Securities and Exchange Commission and that these misstatements or omissions constitute violations of Section 20 (a) and Section 10(b) of, and Rule 10b-5 under, the Securities Exchange Act of 1934. In October 2015, the court held a hearing on the Company's motion to dismiss the complaint. On November 24, 2015, the United States District Court for the Central District of California entered an order granting the motion to dismiss the amended complaint. The Court’s order provided that the dismissal was without prejudice and that the plaintiffs may file an amended complaint within 21 days of the issuance of the order. On December 15, 2015, the Company and the individual defendants were served with a second amended complaint. In May 2016, the court held a hearing on the Company's motion to dismiss the second amended complaint. On October 21, 2016 the court entered a final judgment to dismiss the class action complaint with prejudice and the plaintiff has 30 days to appeal the dismissal.

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

In February 2012, various individuals commenced a class action lawsuit against Whirlpool Corporation (“Whirlpool”) and various distributors of Whirlpool products, including Sears, The Home Depot, Lowe’s and us, alleging certain appliances Whirlpool sold through its distribution chain, which includes us, were improperly designated with the ENERGY STAR® qualification rating established by the U.S. Department of Energy and the Environmental Protection Agency. The claims against us include breach of warranty claims, as well as various state consumer protection claims. The class action settlement was preliminarily approved in June 2016 and members have until March 2017 to opt out of the class or object to the settlement. Whirlpool has offered to fully indemnify and defend its distributors in this lawsuit. We are monitoring Whirlpool’s defense of the claims and believe the possibility of a material loss is remote.

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

The California Board of Equalization (“BOE”) is conducting a sales and use tax examination covering the California operations of Appliance Recycling Centers of America, Inc. (the “Company”) for 2011, 2012 and 2013. The Company believed it was exempt from collecting sales taxes under service agreements with utility customers that included appliance replacement programs. During the fourth quarter of 2014, the Company received communication from the BOE indicating they are not in agreement with the Company’s interpretation of the law. As a result, the Company applied for and, as of February 9, 2015, received approval to participate in the California Board of Equalization’s Managed Audit Program. The period covered under this program includes 2011, 2012, 2013 and extends through the nine-month period ended September 30, 2014. At this time, our best estimate of the amount that will be assessed by the BOE covering all periods under audit is approximately $4.2 million in sales tax and interest related to the appliance replacement programs that we administered on behalf of our customers on which we did not assess, collect or remit sales tax. The Company has been working with outside consultants to arrive at our assessment estimate and will continue to engage the services of these sales tax experts throughout the Managed Audit Program process. The sales tax amounts that we will likely be assessed relate to transactions in the period under examination by the BOE. Such assessment, however, will be subject to protest and appeal, and would not need to be funded until the matter has been fully resolved. Resolution could take up to two years.

12.          Income Taxes

For the three months ended October 1, 2016 and October 3, 2015, we did not record a provision for income taxes and recorded a benefit of income taxes of $308, respectively. For the nine months ended October 1, 2016 and October 3, 2015, we recorded a provision for income taxes of $438 and recorded a benefit of income taxes of $894, respectively.

Our overall effective tax rate, based on projected full-year taxable income, was 0% and 22.5% for the three months ended October 1, 2016 and October 3, 2015, respectively. Our overall effective tax rate, based on projected full-year taxable income (loss), was (44.2)% and 25.9% for the nine months ended October 1, 2016 and October 3, 2015, respectively. The effective tax rate varies from the federal statutory rate of 34% due primarily to the impact of lower foreign tax rates, state taxes, share-based compensation and the book income (loss) of consolidated AAP attributable to noncontrolling interest.

We regularly evaluate both positive and negative evidence related to retaining a valuation allowance against our deferred tax assets. The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. We have concluded based on the weight of negative evidence that a valuation allowance should be maintained against certain deferred tax assets that we do not expect to utilize as of October 1, 2016.

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

The following tables present our segment information for periods indicated:

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Revenues:
Retail	$15,321	$16,430	$48,264	$51,363
Recycling	12,035	11,699	29,193	34,468
Total revenues	$27,356	$28,129	$77,457	$85,831

Operating income (loss):
Retail	$(112)	$(200)	$(549)	$(836)
Recycling	1,614	(708)	382	(1,065)
Unallocated corporate	(87)	(200)	(298)	(585)
Total operating income (loss)	$1,415	$(1,108)	$(465)	$(2,486)

Cash capital expenditures:
Retail	$–	$34	$9	$72
Recycling	20	(4)	107	43
Corporate assets not allocable	31	33	128	157
Total cash capital expenditures	$51	$63	$244	$272

Depreciation and amortization:
Retail	$46	$46	$151	$142
Recycling	218	216	672	652
Unallocated corporate	38	57	113	174
Total depreciation and amortization	$302	$319	$936	$968

14.          Recent Accounting Pronouncements

New Accounting Standards Not Yet Effective

In May 2014, the FASB issued a final standard on revenue from contracts with customers. The new standard sets forth a single comprehensive model for recognizing and reporting revenue. The new standard is effective for us in fiscal year 2018 and permits the use of either a retrospective or a cumulative effect transition method. We are currently assessing the impact of implementing the new guidance on our consolidated financial statements.

In August 2014, the FASB issued a standard requiring an entity’s management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern within one year after the date of the financial statements. The guidance also sets forth a series of disclosures that are required in the event the entity’s management concludes that there is substantial doubt about the entity’s ability to continue as a going concern. The new standard becomes effective for us in the annual financial statements for fiscal 2016 and requires an ongoing evaluation at each interim and annual period thereafter. We are currently assessing the effect the new standard will have on our consolidated financial statements.

In February 2016, the FASB issued a standard that primarily requires organizations that lease assets to recognize the rights and obligations created by those leases on the Consolidated Balance Sheet.  The standard is effective in 2019, with early adoption permitted. We are currently assessing the effect the new standard will have on our consolidated financial statements.

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

15.          Subsequent Event

On November 8, 2016, the Company entered into a securities purchase agreement with Energy Efficiency Investments, LLC, pursuant to which the Company agreed to issue up to $7,732 principal amount of 3% Original Issue Discount Senior Convertible Promissory Notes of the Company and related common stock purchase warrants. The notes will be issued from time to time, up to such aggregate principal amount, at the request of the Company, subject to certain conditions, or at the option of the Investor. Interest accrues at the rate of eight percent per annum on the principal amount of the notes outstanding from time to time, and is payable at maturity or, if earlier, upon conversion of the notes. The principal amount of notes outstanding at November 8, 2016, was $103. On November 10, 2016, we advanced to an officer of the company $75 for a short term note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in five sections:

•	Forward-Looking Cautionary Statements
•	Overview and Recent Trends
•	Results of Operations
•	Liquidity and Capital Resources
•	Critical Accounting Estimates and Pronouncements

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

The forward-looking statements contained in this quarterly report, and other written and oral forward-looking statements made by us from time to time, are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Any forward-looking information regarding our operations will be affected primarily by individual retail stores’ profitability, the volume of appliance sales, the strength of energy conservation recycling programs and general economic conditions affecting consumer demand for appliances, prices at which we can sell by-products, and timing and prices of sales of carbon offset credits. Any forward-looking information will also be affected by our continued ability to purchase product from our suppliers at acceptable prices, the ability of individual retail stores to meet planned revenue levels, the number of retail stores, costs and expenses being realized at higher than expected levels, our ability to secure an adequate supply of special-buy appliances for resale, the ability to secure appliance recycling and replacement contracts with sponsors of energy efficiency programs, the ability of customers to supply units under their recycling contracts with us, the performance of our consolidated variable interest entity, the continued availability of our current line of credit and the outcome of the pending sales and use tax examination in California.  Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 2, 2016 (including the information presented therein under Risk Factors), as well as our reports on Forms 10-Q and other publicly available information. All amounts herein are unaudited.

Overview and Recent Trends

Appliance Recycling Centers of America, Inc. and Subsidiaries (“we,” the “Company” or “ARCA”) serve as the bridge from utilities and appliance manufacturers to the end customers by recycling, replacing, and selling major household appliances in North America. We are committed to energy efficiency programs and have been a pioneer in appliance recycling programs. We have three revenue streams:

•	Retail
•	Recycling
•	By-Product

Our retail group generates income from the sale of appliances and related services through 18 ApplianceSmart® stores in four geographic areas. We have an online presence and sell directly to real estate developers. We specialize in appliance sales with experienced staff that are acquainted with the various brands, trends and features of our products. Our key differentiator is we provide manufacturers a channel to move their out-of-the-box products, also known as “ding and dent” or factory seconds, affordably without disrupting their normal distribution channels. For this service for we are granted access to significant purchase discounts on new products equivalent to the large big box retailers.

In the United States 60 million appliances which is equivalent to 17 billion dollars are sold annually. We serve less than 1% of the market and have room to grow in all of our geographic areas. A significant trend, in the appliance marketplace, is margin compression due to price competition among the major big box retailers. Our regional approach by focusing on one metropolitan area gives us an opportunity to brand ourselves locally and optimize our advertising expenditures. We believe our regional approach enables us to compete effectively with all competitors. We have an opportunity to gain market share as we are currently planning on expanding and opening new stores within the next year as our time to open a store is one of the fastest in the industry.

Our recycling programs includes all income generated from collecting, recycling and installing appliances for utilities and other customers. We have two major initiatives in this group: 1) collecting which is picking up used appliances and 2) replacement which is bringing the customer a new energy efficient product in exchange for their old product. We have over a 20 year history in both programs and our ability to purchase products at a significant discount gives us a unique advantage in the replacement programs; however, in the past few years we have seen a significant decline in the replacement business as utility companies are not realizing the energy efficient savings they once did with the older units. Furthermore, in the past year we have added several collecting programs due to the receivership of our largest competitor. The competitor reportly had contracts with 180 utilities and during the nine months ended October 1, 2015 we have added 31 new customers and continue to pursue the acquisition of the remaining contracts. In 2016, we have significantly invested in people, equipment and process improvement initiatives. This investment was for the most part expensed and has driven down our near-term profitability. We expect it will benefit us in the longer term.

The By-Product revenue is generated through the sale of materials obtained from de-manufacturing of appliances. We have established 17 Regional Processing Centers (“RPCs”) which we break down the units and sell the by- products such as scrap, metallic products and refrigerants. The RPC in Philadelphia is operated by ARCA Advanced Processing, LLC (“AAP”) through a joint venture agreement between ARCA and 4301 Operations, LLC (“4301”). AAP which employs advanced technology to refine traditional appliance recycling techniques to achieve optimal revenue-generating and environmental benefits. AAP is also the exclusive North American distributor for UNTHA Recycling Technology (“URT”), one of the world’s leading manufacturers of technologically advanced refrigerator recycling systems and recycling facilities for electrical household appliances. The decline in commodity prices over the past two years has adversely affected the operations of AAP and required us to provide additional financial support to AAP. We are pursuing options to turn AAP around financially.

Results of Operations

Net Sales

	Three Months Ended
	October 1, 2016	October 3, 2015	Change
Retail	$15.1	$16.3	(1.2)
Recycling	8.5	9.5	(1.0)
By-Product	3.8	2.3	1.5
	$27.4	$28.1	$(0.7)

For the three months ended October 1, 2016 net sales declined 2.7% or $0.7 million compared to the three months ended October 3, 2015. The decrease was due to several factors. The largest decrease came from our replacement programs which were down $3.4 million due to ended or delayed contracts in 2016. This was offset by a gain of $2.3 million collected units under our new recycle programs. The number of customers invoiced in our recycling programs for the quarter ended October 1, 2016 was 48 compared to 21 in the three months ended October 3, 2015. Our By-Product revenue increased as we recorded a $1.5 million payment from the sale of carbon offset credits.

	Nine Months Ended
	October 1, 2016	October 3, 2015	Change
Retail	$47.8	$50.8	(3.0)
Recycling	21.9	26.7	(4.8)
By-Product	7.8	8.3	(0.5)
	$77.5	$85.8	$(8.3)

For the nine months ended October 1, 2016 net sales declined 9.8% or $8.3 million compared to the nine months ended October 3, 2015. This was due to several factors. Retail sales declined $3.0 million for the nine month ended October 1, 2016 compared to the same period in 2015 due to price competition among major big box retailers. Our average selling price per unit was $613 for nine months ended October 1, 2016 in comparison to $620 for the same period in 2015. We are working to find additional value added products to increase our per ticket sale.

Revenue from appliance replacement programs were down $8.4 million due to the ending or delay of some contracts which was offset by a $3.6 million increase in revenue from new collecting programs.

Our By-Product revenue for the year was lower primarily due to the decline of commodity prices of $1.0 million offset by an increase of $0.5 carbon offsets credits payments in the nine months ended October 1, 2016 compared to the nine months ended October 3, 2015.

Gross Profit

Gross Profit is impacted by the following for the three and for the nine months ended October 1, 2016 and October 3, 2015:

•	The product and service mix of retail products and programs.
•	The prices at which we purchase product from the major appliance manufacturers and retailers that supply product to us.
•	The prices at which we can purchase recyclable appliances for processing at our RPCs.
•	The volume of appliances we receive through our utility company energy efficiency programs.
•	The volume and price of commodity/byproduct materials we sell.
•	The volume and price of carbon offset sales created by the destruction of ozone-depleting refrigerants.

For the three months ended October 1, 2016 gross profit was 30.9% an increase of 35.8% or $2.2 million compared to 22.1% in the three months ended October 3, 2015. Our gross profit increased primarily due to two items, the payment of $1.3 million carbon offset credits and $1.3 million from the move to higher margin collecting versus replacing. This was offset by a decrease of 1% or $0.4 million in retail sales due to product mix and market pressures.

For the nine months ended October 1, 2016 gross profit was 27.2% an increase of $1.1 million compared to 23.3% in the same nine months ended October 3, 2015. Our gross profit increased primarily due to the carbon offset credit payment of $1.3 million in the third quarter and the move to collect versus replacement programs which have a higher gross margin. This was offset by a decrease of $0.5 million in retail sales due to price compression and product mix.

Selling, General and Administrative Expenses

	Three Months Ended
	October 1, 2016	October 3, 2015	Change
Advertising	$0.1	$0.3	(0.2)
Retail Expenses	3.5	3.8	(0.3)
Corporate	3.4	3.3	0.1
	$7.0	$7.4	$(0.4)

For the three months ended October 1, 2016 SGA decreased by 5% or $0.4 million compared to the three months ended October 3, 2015. This was due to a decrease in occupancy costs as we contracted space in our retail stores and focused on lowering the costs as we continue to look for opportunities to operate the stores more efficiently. Advertising expense is lower as we decided to reduce advertising to focus on rebranding our message for 2017. The increase in SGA is primarily due to adding new position to the corporate team.

	Nine Months Ended
	October 1, 2016	October 3, 2015	Change
Advertising	$.9	$1.2	(0.3)
Retail Expenses	10.7	11.3	(0.6)
Corporate	9.9	9.9	–
	$21.5	$22.4	$(0.9)

For the nine months ended October 1, 2016 SG&A decreased by $0.9 million compared to the same nine months ended October 3, 2015 due to lower costs by contracting store size, scaling back advertising and increasing efficiencies.

Interest Expense

For the three and nine months ended October 1, 2016, interest expense was $0.3 million and $0.9 million respectively, unchanged from the three and nine months ended October 3, 2015. Our cost of borrowing with our bank increased but due to tight inventory management and reduced replacement programs our net borrowings under our line of credit were reduced, keeping interest expense the same. We are actively working to reduce interest rates as our expansion plans to gain market share will require capital outlays and investment.

Income Taxes

For the three months ended October 1, 2016, we recorded no provision or benefit for income taxes compared with a benefit of $0.3 million in the same period ended October 3, 2015. Income tax expense, for the nine months ended October 1, 2016 included a provision for income tax expense of $0.4 million for writedown of the valuation allowance asset compared to a tax benefit of $0.9 million due to the financial losses of same period of 2015.

Noncontrolling Interest

Noncontrolling interest represents 4301’s share of AAP’s net income (loss). Under the AAP joint venture agreement, ARCA and 4301 each have a 50% interest in AAP. For the nine months ended, October 1, 2016, AAP reported net loss of $0.5 million of which $0.2 million represented the loss attributable to noncontrolling interest compared to a loss of $1.5 million of which $0.7 million represented the loss attributable to noncontrolling interest in the nine month period ended October 3, 2015. The operation results of AAP are dependent upon the market prices of commodities and on a supply of product from a limited number of sources. Management is actively working to improve our return and limit our exposure on this investment.

Liquidity and Capital Resources

Cash and cash equivalents as of October 1, 2016, were $1.7 million compared with $2.0 million as of January 2, 2016. Working capital, the excess of current assets over current liabilities, decreased to $2.7 million as of October 1, 2016, compared with $4.5 million as of January 2, 2016. The decrease was primarily the result of the classification of the term loan with PNC as a current liability, operating losses and the pay down of accruals.

The following table summarizes our cash flows for the nine months ended October 1, 2016, and October 3, 2015 (in millions):

	Nine Months Ended
	October 1, 2016	October 3, 2015
Total cash and cash equivalents provided by (used in):
Operating activities	$3.7	$(2.1)
Investing activities	(0.3)	(0.8)
Financing activities	(3.7)	2.9
Effect of exchange rates on cash and cash equivalents	–	(0.2)
Increase in cash and cash equivalents	$(0.3)	$(0.2)

Operating Activities.  Our net cash provided by operating activities was $3.7 million for the nine months ended October 1, 2016, compared with $(2.1) million for the nine months ended October 3, 2015. The increase of cash generated from operating activities was primarily the result of $2.0 million collection of trade receivables, $0.9 million collection of tax receivables and $0.4 million reduction of inventory.

Investing Activities.  Cash used in investing activities was approximately $0.3 million and $0.8 million for the nine months ended October 1, 2016, and the nine months ended October 3, 2015, respectively. Cash used for the purchase of equipment was $0.2 million and $0.3 million in the nine months ended October 1, 2016, and the nine months ended October 3, 2015, respectively.

Financing Activities.  Our net cash used in financing activities was $3.7 million for the nine months ended October 1, 2016, compared with $3.0 million of net cash provided by financing activities for the nine months ended October 3, 2015.  Net cash used in financing activities for the nine months ended October 1, 2016, was related primarily to net payments under our line of credit and the repayment of long-term debt obligations. Net cash provided in financing activities for the nine months ended October 3, 2015, was related to $3.2 million advance on the line of credit and $0.4 million of new debt offset by $0.6 million of payments of long term debt.

Sources of Liquidity.  Our principal sources of liquidity are cash from operations and borrowings under our revolving line of credit. Our principal liquidity requirements consist of long-term debt obligations, capital expenditures and working capital. Our total capital requirements for the next twelve months will depend upon, among other things, the number and size of ApplianceSmart stores operating during the period, the volumes generated from recycling and appliance replacement contracts during the period and our needs related to AAP. Currently, we have eighteen ApplianceSmart stores and seventeen recycling centers, including AAP, in operation. Approximately $0.8 million of our cash at the end of the October 1, 2016 is held in Canadian banks.

We believe, based on the anticipated revenues from our recycling and appliance replacement contracts, the anticipated sales per retail store, and our anticipated gross profit, that our cash balance, anticipated funds generated from operations and our bank borrowings will be sufficient to finance our operations, long-term debt obligations and capital expenditures through at least the next twelve months. We may need additional capital to finance our operations if our revenues are lower than anticipated, our expenses are higher than anticipated or we pursue new opportunities, or if our Revolving Credit, Term Loan and Security Agreement, as amended, (“Revolving Credit Agreement”) with PNC Bank, National Association (“PNC”) is not renewed or replaced on the stated maturity date of January 31, 2017. We are currently seeking a new bank credit facility.

On November 8, 2016, we entered into a securities purchase agreement with an investor under which the Company may issue up to $7.7 million principal amount of 3% Original Issue Discount Senior Convertible Promissory Notes of the Company and related common stock purchase warrants. The principal amount of the notes outstanding at November 8, 2016, was $0.1 million. The Notes will be issued from time to time, up to such aggregate principal amount, at the request of the Company, subject to certain conditions, or at the option of the investor. Interest accrues at the rate of eight percent per annum on the principal amount of the Notes outstanding from time to time, and is payable at maturity or, if earlier, upon conversion of the Notes. We believe this financing arrangement will enhance our ability to obtain a new bank credit facility. Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (Common or Preferred Stock) or other financing opportunities. There can be no assurance that such additional sources of financing will be available on terms satisfactory to us or permitted by bank credit facility.

Outstanding Indebtedness.  We have a Revolving Credit, Term Loan and Security Agreement, as amended, (“Revolving Credit Agreement”) with PNC Bank, National Association (“PNC”) that provides us with a $15.0 million revolving line of credit. The Revolving Credit Agreement had a stated maturity date of January 24, 2016, and was renewed on January 22, 2016. Our financial covenants were reset in connection with this renewal. The renewed Revolving Credit Agreement has a stated maturity of January 31, 2017, if not renewed and as a result, we have classified the revolving line of credit as a current liability. The Revolving Credit Agreement includes a lockbox agreement and a subjective acceleration clause. The Revolving Credit Agreement is collateralized by a security interest in substantially all of our assets and PNC is also secured by an inventory repurchase agreement with Whirlpool Corporation for Whirlpool purchases only. We also issued a $0.8 million letter of credit in favor of Whirlpool Corporation. The Revolving Credit Agreement requires, starting with the fiscal quarter ended April 2, 2016, that we meet a minimum earnings before interest, taxes, depreciation and amortization, and continuing at the end of each quarter thereafter, that we meet a minimum fixed charge coverage ratio of 1.1 to 1.0. The Revolving Credit Agreement limits investments we can purchase, the amount of other debt and leases we can incur, the amount of loans we can issue to our affiliates and the amount we can spend on fixed assets, along with prohibiting the payment of dividends. In the January 22, 2016 renewal, the affiliate loan balance is capped at $1.0 million on December 31, 2015, and thereafter. As of October 1, 2016, we were in compliance with the fixed charge coverage ratio covenant; however, PNC notified us that we exceeded the affiliate loan limitation, and we have disputed such notice. As of January 2, 2016, we were not in compliance with all covenants under the Revolving Credit Agreement, which was subsequently waived with the January 22, 2016 renewal.

The interest rate on the Revolving Credit Agreement, in our renewal agreement on January 22, 2016, is PNC Base Rate plus 1.75% to 3.25%, or 1-, 2- or 3-month PNC LIBOR Rate plus 2.75% to 4.25%, with the rate being dependent on our level of fixed charge coverage. The PNC Base Rate shall mean, for any day, a fluctuating per annum rate of interest equal to the highest of (i) the interest rate per annum announced from time to time by PNC as its prime rate, (ii) the Federal Funds Open Rate plus 0.5%, and (iii) the one-month LIBOR rate plus 100 basis points (1%).  As of October 1, 2016, the outstanding line of credit balance was $9.8 million with a weighted average interest rate of 8.75%, which was the PNC Base Rate plus a default premium. As of January 2, 2016, the outstanding line of credit balance was $12.7 million with a weighted average interest rate of 7.25%, which was the PNC Base Rate plus a default premium.

The amount of revolving borrowings under the Revolving Credit Agreement is based on a formula using accounts receivable and inventories.  We may not have access to the full $15 million revolving line of credit due to the formula using accounts receivable and inventories, the amount of the letter of credit issued in favor of Whirlpool Corporation and the amount of outstanding loans between PNC and our AAP joint venture. As of October 1, 2016, and January 2, 2016, our available borrowing capacity under the Revolving Credit Agreement was $3.1 million and $1.4 million, respectively.

On January 24, 2011, we entered into a $2.55 million Term Loan (“Term Loan”) with PNC Bank to refinance the mortgage on our California facility. The Term Loan is payable as follows, subject to acceleration upon the occurrence of an event of default or termination of the Revolving Credit Agreement: 119 consecutive monthly principal payments of $21,000 plus interest commencing on February 1, 2011, and continuing on the first day of each month thereafter followed by a 120th payment of all unpaid principal, interest and fees on February 1, 2021. If the Revolving Credit Agreement is not renewed, a balloon payment of $1.02 million in principal plus interest and additional fees will be due on January 31, 2017. The Term Loan is collateralized with our California facility located in Compton, California. The Term Loan interest rate is PNC Base Rate plus 2.25% to 3.75%, or 1-, 2- or 3-month PNC LIBOR Rate plus 3.25% to 4.75%, with the rate being dependent on our level of fixed charge coverage.

The interest rate will be fixed for the first half of 2016 at PNC Base Rate plus 3.75%, or 1-,2- or 3-month PNC LIBOR Rate plus 4.75%. As of October 1, 2016, the weighted average interest rate was 9.25%, which was the PNC Base Rate plus a default rate premium. As of January 2, 2016, the weighted average interest rate was 7.75%, which was the PNC Base Rate plus a default rate premium. As of October 1, 2016, the balance due on the Term Loan is classified as current as the maturity of our credit facility is January 31, 2017.

On March 10, 2011, AAP entered into three separate commercial term loans (“Term Loans”) with Susquehanna Bank, pursuant to the guidelines of the U.S. Small Business Administration 7(a) Loan Program. The total amount of the Term Loans is $4.75 million, split into three separate loans for $2.1 million, $1.4 million, and $1.25 million. The Term Loans mature on March 10, 2021 and bear an interest rate of Prime plus 2.75%. As of October 1, 2016, and January 2, 2016, the interest rate was 6.00%.  Borrowings under the Term Loans are secured by substantially all of the assets of AAP along with liens on the business assets and certain personal assets of the owners of 4301 Operations, LLC. We are a guarantor of the Term Loans along with 4301 Operations, LLC and its owners. In connection with these Term Loans, Susquehanna Bank also has a security interest in the assets of the Company.

In March of 2015, an entity controlled by one of the noncontrolling interest holders of AAP loaned AAP $0.3 million through the issuance of promissory notes. The notes bear interest at an annual rate of 8%. In May of 2015, one of the March 2015 notes totaling $125,000 was repaid in full by AAP. In February 2016, an entity controlled by one of the noncontrolling interest holders of AAP loaned AAP $100,000 through the issuance of an 8% promissory note. In August 2016, the remaining notes totaling $0.3 million were repaid with the collection of carbon offset program revenues.

Critical Accounting Estimates and Pronouncements

The accompanying unaudited interim consolidated financial statements are based on the selection and application of United States generally accepted accounting principles (“GAAP”), which require estimates and assumptions about future events that may affect the amounts reported in these financial statements and the accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to the financial statements. We believe that the following accounting policies may involve a higher degree of judgment and complexity in their application and represent the critical accounting policies used in the preparation of our financial statements. If different assumptions or conditions were to prevail, the results could be materially different from reported results.

Recently Adopted Accounting Pronouncements

In April 2015, the FASB issued a standard that requires debt issuance costs related to a recognized debt liability be presented in the Consolidated Balance Sheet as a direct deduction from the carrying amount of that debt liability. We adopted the provisions of this statement in the first quarter of 2016 and prior periods have been retrospectively adjusted. The adoption of this standard resulted in a $0.1 million reduction of other assets and a $01 million reduction of the current portion of long term debt in the Consolidated Balance Sheet for the period ended December 31, 2015.

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued a final standard on revenue from contracts with customers. The new standard sets forth a single comprehensive model for recognizing and reporting revenue. The new standard is effective for us in fiscal year 2018 and permits the use of either a retrospective or a cumulative effect transition method. We are currently assessing the impact of implementing the new guidance on our consolidated financial statements.

In August 2014, the FASB issued a standard requiring an entity’s management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern within one year after the date of the financial statements. The guidance also sets forth a series of disclosures that are required in the event the entity’s management concludes that there is substantial doubt about the entity’s ability to continue as a going concern. The new standard becomes effective for us in the annual financial statements for fiscal 2016 and requires an ongoing evaluation at each interim and annual period thereafter. We are currently assessing the effect the new standard will have on our consolidated financial statements.

In February 2016, the FASB issued a standard that primarily requires organizations that lease assets to recognize the rights and obligations created by those leases on the Consolidated Balance Sheet. The standard is effective in 2019, with early adoption permitted. We are currently assessing the effect the new standard will have on our consolidated financial statements.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Market Risk and Impact of Inflation

Interest Rate Risk.  We do not believe there is any significant risk related to interest rate fluctuations on our long-term fixed-rate debt. There is interest rate risk on the line of credit, PNC Term Loan and Susquehanna Bank Term Loans, since our interest rate floats. The outstanding balance on our floating rate loans as of October 1, 2016, was approximately $14.2 million. Based on average floating rate borrowings of $15.7 million, a hypothetical 100 basis point change in the applicable interest rate would have caused our interest expense to change for the three and nine months ended October 1, 2016, by approximately $39,000 and $117,000.

Foreign Currency Exchange Rate Risk.  We currently generate revenues in Canada.  The reporting currency for our consolidated financial statements is U.S. dollars. It is not possible to determine the exact impact of foreign currency exchange rate changes; however, the effect on reported revenue and net earnings can be estimated.  We estimate that the U.S. dollar against the Canadian dollar had an immaterial impact on revenues and net income for the three and nine months ended October 1, 2016.  We do not currently hedge foreign currency fluctuations and do not intend to do so for the foreseeable future.

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

Our management, including our Chief Executive Officer and Acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at October 1, 2016. Based on that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that, at October 1, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the third quarter of fiscal 2016, covered by this Quarterly Report on Form 10-Q, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.        Other Information

Item 1.    Legal Proceedings

On March 6, 2015, a complaint was filed in United States District Court for the Central District of California by Jason Feola, individually and as a representative of a putative class consisting of purchasers of the Company’s common stock between March 15, 2012 and February 11, 2015, against Appliance Recycling Centers of America, Inc. and certain current and former officers of the Company. Mr. Feola, pursuant to terms of his retainer agreement with The Rosen Law Firm, certified that he purchased 240 shares of the Company’s common stock for $984 in total consideration. In May 2015, the Company and the individual defendants were served the complaint. In July 2015, the Company and the individual defendants received an amended complaint. The complaint alleges that misstatements and omissions occurred in press releases and filings by the Company with the Securities and Exchange Commission and that these misstatements or omissions constitute violations of Section 20 (a) and Section 10(b) of, and Rule 10b-5 under, the Securities Exchange Act of 1934. In October 2015, the court held a hearing on the Company's motion to dismiss the complaint. In November 2015, the Court entered an order granting the motion to dismiss the amended complaint. The Court’s order provided that the dismissal was without prejudice and that the plaintiffs could file an amended complaint within 21 days of the issuance of the order. In December 2015, the Company and the individual defendants were served with a second amended complaint. In May 2016, the court held a hearing on the Company's motion to dismiss the second amended complaint. On October 21, 2016 the court entered a final judgment to dismiss the class action complaint with prejudice and the plaintiff has 30 days to appeal the dismissal.

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

Given the uncertainty of litigation we cannot reasonably estimate the possible loss or range of loss that may result from these actions. The Company maintains liability insurance policies that may reduce the Company’s exposure, if any.

In February 2012, various individuals commenced a class action lawsuit against Whirlpool Corporation (“Whirlpool”) and various distributors of Whirlpool products, including Sears, The Home Depot, Lowe’s and us, alleging certain appliances Whirlpool sold through its distribution chain, which includes us, were improperly designated with the ENERGY STAR® qualification rating established by the U.S. Department of Energy and the Environmental Protection Agency. The claims against us include breach of warranty claims, as well as various state consumer protection claims. The class action settlement was preliminarily approved in June 2016 and members have until March 2017 to opt out of the class or object to the settlement. Whirlpool has offered to fully indemnify and defend its distributors in this lawsuit,.  We are monitoring Whirlpool’s defense of the claims and believe the possibility of a material loss is remote.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

As described in Item 5, below, on November 8, 2016, the Company issued and agreed to issue shares of Common Stock and Notes and Warrants which are convertible or exercisable into shares of Common Stock. The Common Stock, Notes and Warrants were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (“Securities Act”), provided under Section 4(a)(2) thereof and pursuant to Rule 506 of Regulation D only to “accredited investors” (as defined under Rule 501(a) of the Securities Act) based in part on the representations and warranties of the Investor.

Item 3.    Defaults Upon Senior Securities

As of October 1, 2016, ARCA had borrowings totaling $1.1 million on its Term Loan with PNC Bank, National Association (“PNC”) and $9.8 million under its $15 million Revolving Credit Agreement. The PNC loan agreements (“Loan Agreements”) require ARCA to, among other things; satisfy certain financial covenants as of the end of each fiscal quarter. A failure to satisfy any covenant constitutes an event of default under the Loan Agreements. As of October 1, 2016, PNC notified ARCA that it was not in compliance with a covenant relating to loans to affiliates. ARCA has notified PNC that it disputes this determination, and is working with PNC for a resolution.

Item 5.    Other Information

On November 8, 2016, we entered into a securities purchase agreement (the “Purchase Agreement”) with Energy Efficiency Investments, LLC, an accredited Investor (the “Investor”) pursuant to which the Company agreed to issue up to $7,731,959 principal amount of 3% Original Issue Discount Senior Convertible Promissory Notes of the Company (the “Notes”) and related common stock purchase warrants (the “Warrants”). The Notes will be issued from time to time, up to such aggregate principal amount, at the request of the Company, subject to certain conditions, or at the option of the Investor. Interest accrues at the rate of eight percent (8%) per annum on the principal amount of the Notes outstanding from time to time, and is payable at maturity or, if earlier, upon conversion of the Notes. Interest is payable in cash or, subject to certain conditions, in shares of Common Stock at the Company’s option. The Company has the right to prepay the Notes under certain circumstances. At the initial closing on November 8, 2016, we issued Notes for $103,000, which are convertible into 166,817 shares of common stock, no par value, of the Company (the “Common Stock”), at a conversion price of $0.618 per share. In connection with the Note issued at the initial closing, the Company issued five-year Warrants to purchase 166,817 shares of Common Stock at an exercise price of $0.68 per share. The Notes may not be converted and the Warrants may not be exercised to the extent such conversion or exercise would result in the investor owning more than 9.99% of the Company’s common stock. With each Note subsequently issued under the Purchase Agreement, the Company will also issue a Warrant for a number of shares equal to the number of shares issuable upon conversion of such Note. The Notes and Warrants are subject to customary anti-dilution provisions. The conversion price for the Notes is subject to adjustment in certain circumstances, but in no event to less than $0.50 (or in the case of default, in no event less than $0.325), subject to equitable adjustment. The Warrants include a cashless exercise right. If the Company fails to make timely delivery of shares issuable upon conversion of the Notes or exercise of the Warrants, the Company will be subject to certain liquidated damages provisions. At the initial closing the Company issued 619,547 shares of Common Stock to the Investor as Commitment Shares for the convertible promissory note arrangements. The Company will not issue shares upon conversion of the Notes or exercise of the Warrants to the extent the aggregate number of shares issued under the Purchase Agreement would exceed 19.9% of the number of shares of Common Stock outstanding immediately before the date of the Purchase Agreement, unless and until the Company obtains shareholder approval permitting such issuances in accordance with applicable rules and regulations of The NASDAQ Capital Market.

The Purchase Agreement contains customary representations, warranties and affirmative and negative covenants. In addition, the Investor has the right to participate in certain subsequent financings by the Company, subject to certain limitations. The Purchase Agreement provides that the Investor will have the right to include the shares of Common Stock underlying the Notes and Warrants in certain registration statements filed by the Company.

The above is a summary of the material terms and conditions of the Purchase Agreement, the Notes and the Warrants and is qualified in its entirety by the full terms and conditions of such agreements which are attached hereto as Exhibits 10.1 through 10.3 and are hereby incorporated by reference.

Item 6.    Exhibits

Exhibit Number	Description

10.1+	Securities Purchase Agreement dated November 8, 2016, between Energy Efficiency Investments, LLC and the Company

10.2+	Form of 3% Original Issue Discount Senior Convertible Promissory Note issuable under Securities Purchase Agreement dated November 8, 2016, between Energy Efficiency Investments, LLC and the Company

10.3+	Form of Common Stock Purchase Warrant issuable under Securities Purchase Agreement dated November 8, 2016, between Energy Efficiency Investments, LLC and the Company

31.1+	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from our Quarterly Report on Form 10-Q for the three-month and nine month periods ended October 1, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Cash Flows, (iv) the Notes to Consolidated Financial Statements, and (v) document and entity information.

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

Appliance Recycling Centers of America, Inc.
(Registrant)

Date:	November 15, 2016	By:	/s/ Tony Isaac
Tony Isaac
Chief Executive Officer
(Principal Executive Officer)

Date:	November 15, 2016	By:	/s/ Tony Isaac
Tony Isaac
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

