Form 10-K
period 2016-12-31
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2017-03-31
CIK 862861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of $1.21 per share, as of July 2, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) was $6.6 million.

As of March 31, 2017, there were outstanding 6,655,365 shares of the registrant’s Common Stock, without par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2017 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

i

PART I

ITEM 1.	BUSINESS

General

Appliance Recycling Centers of America, Inc. and Subsidiaries (“we,” the “Company” or “ARCA”) are in the business of selling and recycling major household appliances in North America. We sell new major household appliances in the United States though our chain of eighteen Company-owned retail stores operating under the name ApplianceSmart®. We also provide turnkey appliance recycling and replacement services for utilities and other sponsors of energy efficiency programs through our subsidiaries ARCA Recycling, Inc. and ARCA Canada Inc.  In addition, we have a 50% interest in a joint venture, ARCA Advanced Processing, LLC (“AAP”), which recycles in the Northeast and Mid-Atlantic regions of the United States.

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

Appliance Recycling for Energy Efficiency Programs

In 1989, we began contracting with electric utility companies to provide turnkey appliance recycling services to support their energy conservation efforts. Since that time, we have provided our services to more than 288 utilities throughout North America.

We currently have contracts to recycle, or to replace and recycle, appliances for approximately 168 utilities across North America.

In the past several years, we have seen continued interest from sponsors of energy efficiency initiatives that recognize the effectiveness of recycling and replacing energy inefficient appliances.  We are aggressively pursuing electric and gas utilities, public housing authorities and energy efficiency management companies going forward and expect that we will continue to submit proposals for various new appliance recycling and replacement programs accordingly. However, for a variety of reasons, we still have a limited ability to project revenues from utility programs.  We cannot predict recycling volumes or if we will be successful in obtaining new contracts in 2017.

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

Manufacturer Supply

We have entered into contracts for purchasing appliances that we sell in our ApplianceSmart stores or provide for utility appliance replacement programs.  These contracts, which have been extended through 2017, are with the following six major manufacturers:

1.	Bosch

2.	Electrolux

3.	GE Appliances

4.	LG

5.	Samsung

6.	Whirlpool

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

Regional Processing Centers

We entered into a Joint Venture Agreement with 4301 Operations, LLC, (“4301”) to establish and operate a regional processiong center (“RPC”). 4301 has significant experience in the recycling of major household appliances and they contributed their existing business to the joint venture. Under the Joint Venture Agreement, the parties formed a new entity known as ARCA Advanced Processing, LLC (“AAP”) and each party has a 50% interest in AAP. We contributed $2.0 million to the joint venture and 4301 contributed their equipment and existing business to the joint venture. The joint venture commenced operations on February 8, 2010.

We purchased and installed a UNTHA Recycling Technology ("URT") materials recovery system, for which we are the exclusive North American distributor, to enhance the capabilities of the RPC in Philadelphia. We completed the installation of the URT materials recovery system in the third quarter of 2011. The URT materials recovery system recovers approximately 95 percent of the foam insulation from refrigerators; reduces typical landfill waste of the refrigerator by 83 percent by weight; lowers greenhouse gas and ozone-depleting substance emissions recovered from insulating foam compared with what typically happens in the industry today; and recovers high-quality plastics, aluminum, copper, steel and pelletized foam from refrigerators that can be used to make new products or for other beneficial use.

Subsidiaries

ApplianceSmart, Inc., a Minnesota corporation, is a wholly-owned subsidiary formed through a corporate reorganization in July 2011 to hold our business of selling new major household appliances through a chain of Company-owned retail stores. ARCA Canada Inc., a Canadian corporation, is a wholly-owned subsidiary formed in September 2006 to provide turnkey recycling and replacement services for electric utility energy efficiency programs. ARCA Recycling, Inc., a California corporation, is a wholly-owned subsidiary formed in November 1991 to provide turnkey recycling and appliance replacement services for energy efficiency programs, Customer Connexx, LLC, a Nevada limited liability company, is wholly owned subsidiary formed in October 13, 2016 to provide call center services for electric utility programs.

ARCA Advanced Processing, LLC, a Minnesota limited liability company, is a variable interest entity that we consolidate in our financial statements. AAP was formed in October 2009 to operate a regional processing and recycling center and commenced operations on February 8, 2010.

Growth Strategy

In November 2015, JACO Environmental, our largest competitor in the utility energy efficiency space went into receivership. This was a surprise within the industry and resulted in a considerable spike in call volume from former and prospective customers that desired to respond to their ratepayers' concerns related to open orders and from utility appliance recycling program managers that desired to restart their programs. We have responded to requests for proposal and entered into new contracts with utility customers. We have also been working with our existing customers to adjust pricing on programs to address the loss in revenues that we have experienced and continue to experience as a result of the significant declines and low values of the byproducts we sell, including ferrous and non-ferrous metals.

We continue to see interest from sponsors of energy efficiency programs across the country that recognize the effectiveness of recycling energy inefficient appliances, and in some cases, replacing inefficient appliances with new, highly efficient ENERGY STAR® models. We believe appliance replacement programs will continue to expand, and we are continuing to aggressively pursue this segment of customers in 2017. We expect that we will continue to meet with sponsors of appliance recycling and replacement programs and submit proposals highlighting our comprehensive service options.

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

Appliance Manufacturers: We work with appliance manufacturers, including Bosch, Electrolux, GE Appliances, LG, Samsung and Whirlpool, to acquire the appliances we sell in our ApplianceSmart stores. We purchase new, special-buy appliances, such as discontinued models, out-of-carton units and factory overruns, and sell them at a significant discount to full retail prices. In addition, our participation in a national buying cooperative enables us to purchase the latest models of new appliances to fill out our product mix.

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

Many of the appliances we receive from manufacturers are still in the factory carton and ready to sell. Other appliances need repair or cosmetic work before we deliver them to our ApplianceSmart stores. All appliances we sell are new, under factory warranty and covered by a 100% money-back guarantee. We also offer extended warranties, appliance delivery, factory-trained technician service and recycling of customers replaced appliances.

Appliances that do not meet our quality standards for sale at our ApplianceSmart stores and appliances collected through utility customers’ energy conservation programs are recycled to prevent re-use. We process and recycle these units using environmentally sound systems and techniques.

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

We are aggressively pursuing additional utility customers, but have a limited ability to project revenues from new utility programs in 2017 and thereafter. We cannot predict recycling or replacement volumes. However, we have been successful to date in obtaining new contracts in 2017 with new and former customers across the country.

Principal Products and Services

We generate revenues from three sources: retail, recycling and byproduct, including carbon offsets. Retail revenues are generated through the sale of appliances at our ApplianceSmart stores. Recycling revenues are generated by charging fees for collecting and recycling appliances for utilities and other sponsors of energy efficiency programs and through the sale of new ENERGY STAR®appliances to utility companies for installation in the homes of a specific segment of their customers. Byproduct revenues are generated by selling scrap materials, such as metal and plastics, from appliances we collect and recycle, including those from our ApplianceSmart stores and those processed at AAP. Carbon offset revenues are created by the destruction of ozone-depleting refrigerants acquired through various recycling programs, from our ApplianceSmart stores and through processing of refrigerators and freezers at AAP.

The table below reflects the percentage of total revenues from each source for the past two fiscal years. See also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2016	2015
Retail	59.4%	58.7%
Recycling	30.6	32.1
Byproduct, including carbon offsets	10.0	9.2
	100.0%	100.0%

During fiscal years 2016 and 2015, we operated two reportable segments: retail and recycling. The retail segment is comprised of sales generated through our ApplianceSmart stores. Our recycling segment includes all fees charged for collecting, recycling and installing appliances for utilities and other customers and includes byproduct revenue, which is generated primarily through the recycling of appliances. In 2016 and 2015, we consolidated AAP in our financial statements. Sales generated by AAP are included in byproduct revenues in our recycling segment. Financial information about our segments is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 12 of “Notes to Consolidated Financial Statements.”

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

Employees

On March 1, 2017, we had 437 full-time employees and 8 part-time employees, distributed approximately as follows:

1.	57% of our employees, including management, provide customer service, appliance collection, transportation and processing services at our recycling centers.
2.	38% of our employees, including management, work in our retail stores.
3.	5% of our employees are corporate management and support staff.

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

We could incur charges due to impairment of long-lived assets.

As of December 31, 2016, we had long-lived asset balances of $10.1 million, which are subject to periodic testing for impairment. See Note 2 of Notes to Consolidated Financial Statements for further information. A significant amount of judgment is involved in the periodic testing. Failure to achieve sufficient levels of cash flow generated from operations at AAP could result in impairment charges for the related fixed assets, which could have a material adverse effect on our reported results of operations. Impairment charges, if any, resulting from the periodic testing would be non-cash.

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

The success of our business and our growth strategy depend to a significant degree on our relationships with our suppliers. Our largest suppliers include Electrolux, GE Appliances, Whirlpool, LG, Samsung and Bosch. We do not have long-term supply agreements or exclusive arrangements with our major suppliers. We typically order our inventory through the issuance of individual purchase orders to vendors. We have no contractual assurance of the continued supply of merchandise in the amount and assortment we currently offer our customers and we may be subject to rationing by suppliers. In addition, we rely heavily on a relatively small number of suppliers. Our top three suppliers represented approximately 76%, of our appliance purchases in fiscal 2016. The loss of any one or more of our key suppliers or our failure to establish and maintain relationships with these and other suppliers could materially adversely affect our supply and assortment of products, as we may not be able to find suitable replacements to supply products at competitive prices.

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

Our business is dependent largely upon our ability to obtain new contracts and continue existing contracts for appliance recycling services and appliance replacement programs with utility companies and other sponsors of energy efficiency programs. Contracts with these entities generally have initial terms of one to three years, with renewal options and early termination clauses. However, some contracts are for programs that are non-recurring. Although we continue to respond to utility companies and other sponsors of energy efficiency programs requesting bids for upcoming recycling services, we are still dependent on certain customers for a large portion of our revenues. Our major utility customers accounted for approximately 15% and 25% of our total revenues for 2016 and 2015, respectively. The loss or material reduction of business from any of these major customers could adversely affect our revenues and profitability. While we wish to add new recycling and appliance replacement contracts in 2017 and beyond, we cannot assure you that our existing contracts will continue, that they will be sufficiently profitable, that existing customers will continue to use our services at current levels or we will be successful in obtaining new recycling and replacement contracts going forward.

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

Our total capital requirements will depend on, among the other things discussed in this annual report, the number of recycling centers and the number and size of retail stores operating during 2017 and thereafter. Currently, we have eighteen retail stores and sixteen recycling centers, including AAP, in operation. If our revenues are lower than anticipated, our expenses are higher than anticipated or our line of credit cannot be maintained, we will require additional capital to finance our operations or AAP’s operation. Even if we are able to maintain our line of credit, we may need additional equity or other capital in the future.  Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (including the issuance of preferred stock) or other securities. We cannot assure you that any additional sources of financing or new capital will be available to us, available on acceptable terms or permitted by the terms of our current debt agreements. In addition, if we sell additional equity to raise funds, all outstanding shares of common stock will be diluted.

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

Currently, Edward R. (Jack) Cameron, President of our recycling segment, beneficially owns approximately 10.1% of our common stock. Isaac Capital Group, LLC/Jon Isaac., Medallion Capital, Inc., Abacab Capital Management LLC and Energy Efficiency Investments LLC own approximately 8.8%, 7.0%, 9.1% and 9.9%, respectively, of our outstanding common shares. Three of our current directors are also on the board of directors of Live Ventures, Inc. a publicly held corporation controlled by Isaac Capital Group, LLC and led by Jon Isaac as its President and Chief Executive Officer. Because of such ownership, our principal shareholders may be able to significantly, and possibly adversely, affect our corporate decisions, including the election of the board of directors.

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

Our executive offices are located in Minneapolis, Minnesota, in a leased facility consisting of 13,000 square feet of office space.

We operate eighteen stores in four states with an average square footage of 30,700 square feet. Four of these stores also have production or recycling space.

Market	Stores
Minnesota	8
Ohio	4
Georgia	4
Texas	2
Total	18

We lease all of our retail store facilities. We generally attempt to negotiate lease terms of five to ten years that include options to renew for our retail stores.

We operate sixteen processing and recycling centers. All of our processing and recycling centers are leased facilities. We operated in Dartmouth, Nova Scotia; Oakville, Ontario; Compton, California; Albuquerque, New Mexico; St. Paul, Minnesota; Decatur, Illinois; Henrico, Virginia; Franklin, Massachusetts; Syracuse, New York; Commerce City, Colorado; Kent, Washington; Cudahy, Wisconsin; Pittsburgh, Pennsylvania; Mechanicsburg, Pennsylvania; and Louisville, Kentucky. Our recycling centers typically range in size from 6,000 to 42,000 square feet. The AAP processing and recycling center located in Philadelphia, Pennsylvania leases an 80,000-square-foot facility.

We believe that we may require additional facilities to respond to future needs of ARCA.

ITEM 3.	LEGAL PROCEEDINGS

On March 6, 2015, a complaint was filed in United States District Court for the Central District of California by Jason Feola, individually and as a representative of a putative class consisting of purchasers of the Company’s common stock between March 15, 2012 and February 11, 2015, against Appliance Recycling Centers of America, Inc. and certain current and former officers of the Company. Mr. Feola, pursuant to terms of his retainer agreement with The Rosen Law Firm, certified that he purchased 240 shares of the Company’s common stock for $984 in total consideration. On May 7, 2015, the Company and the individual defendants were served the complaint. In July 2015, the Company and the individual defendants received an amended complaint. The complaint alleges that misstatements and omissions occurred in press releases and filings by the Company with the Securities and Exchange Commission and that these misstatements or omissions constitute violations of Section 20 (a) and Section 10(b) of, and Rule 10b-5 under, the Securities Exchange Act of 1934. In October 2015, the court held a hearing on the Company's motion to dismiss the complaint. On November 24, 2015, the United States District Court for the Central District of California entered an order granting the motion to dismiss the amended complaint. The Court’s order provided that the dismissal was without prejudice and that the plaintiffs could file an amended complaint within 21 days of the issuance of the order. On December 15, 2015, the Company and the individual defendants were served with a second amended complaint. In May 2016, the court held a hearing on the Company’s motion to dismiss the second amended complaint. On October 21, 2016 the court entered a final judgement to dismiss the class action complaint with prejudice.

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

	High	Low
2016
First Quarter	$1.18	$0.68
Second Quarter	1.80	0.97
Third Quarter	1.53	0.95
Fourth Quarter	1.19	0.84

2015
First Quarter	$3.03	$1.96
Second Quarter	2.14	1.74
Third Quarter	1.89	1.04
Fourth Quarter	1.25	0.61

On March 29, 2017, the reported sale price of our common stock on the NASDAQ Capital Market was $1.07 per share. As of March 29, 2017, there were 112 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers.

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

Our business components are uniquely positioned in the industry to work together to provide a full array of appliance-related services.  ApplianceSmart operates eighteen company-owned stores, sells new appliances directly to consumers and provides affordable ENERGY STAR® options for energy efficiency appliance replacement programs. AAP and our fifteen RPCs process appliances at end of life to remove environmentally damaging substances and produce byproducts for sale in North America.

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

We derive revenues from the sale of carbon offsets created by the destruction of ozone-depleting CFCs captured at our ARCA and AAP regional processing centers. We expect to create carbon offsets and derive revenues in the future through California’s market, but cannot predict the amount or frequency of carbon offset sales. Carbon offset sales are dependent on market conditions, including demand and acceptable market prices. During the year ended December 31, 2016, the combination of ARCA and AAP recognized $3.0 million in carbon offset revenues compared to $0.8 million during the year ended January 2, 2016.

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

Reporting Period. We report on a 52- or 53-week fiscal year. Our 2016 fiscal year (“2016”) ended on December 31, 2016, and included 52 weeks. Our 2015 fiscal year (“2015”) ended on January 2, 2016, and included 52 weeks.

Results of Operations

The following table sets forth certain statement of operations items and as a percentage of revenue, for the periods indicated:

	52 weeks Ended		52 Weeks Ended
	December 31, 2016		January 2, 2016
Statement of Operations Data (in Thousands):
Revenue	$103,589	100.0%	$111,839	100.0%
Cost of Revenue	74,924	72.3%	86,391	77.2%
Gross Profit	28,665	27.7%	25,448	22.8%
Selling, General and Administrative Expense	29,210	28.2%	29,552	26.4%
Operating Income	(545)	-0.5%	(4,104)	-3.7%
Interest Expense, Net	(1,419)	-1.4%	(1,292)	-1.2%
Other Income (Expense)	150	0.1%	(250)	-0.2%
Net Loss before Income taxes	(1,814)	-1.8%	(5,646)	-5.0%
Benefit of Income Taxes	(49)	0.0%	(1,714)	1.5%
Net Loss before Noncontrolling Interest	(1,765)	-1.7%	(3,932)	-3.5%
Net Loss attributed to Noncontrolling Interest	314	0.3%	1,215	1.1%
Net Loss attributed to ARCA	$(1,451)	-1.4%	$(2,717)	-2.4%

The following tables set forth revenues for key product and service categories, percentages of total revenue and gross profits earned by key product and service categories and gross profit percent as compared to revenues for each key product category indicated:

	52 Weeks Ended		52 Weeks Ended
	December 31, 2016		January 2, 2016
	Net	Percent	Net	Percent
(in the Thousands)	Revenue	of Total	Revenue	of Total
Revenue
Retail Boxed	$40,569	39.2%	$40,602	36.3%
Retail UnBoxed	17,719	17.1%	21,647	19.4%
Retail Delivery	1,449	1.4%	1,416	1.3%
Retail Service, Parts & Accessories	1,001	1.0%	996	0.9%
Extended Warranties, net	813	0.8%	976	0.9%
Recycling, Byproducts, Carbon Offset	28,541	27.6%	21,650	19.4%
Replacement Appliances	13,497	13.0%	24,552	22.0%
Total Revenue	$103,589	100.0%	$111,839	100.0%

	52 Weeks Ended		52 Weeks Ended
	December 31, 2016		January 2, 2016
	Gross	Gross	Gross	Gross
	Profit	Profit %	Profit	Profit %
Gross Profit
Retail Boxed	$10,946	27.0%	$11,608	28.6%
Retail UnBoxed	5,646	31.9%	6,908	31.9%
Retail Delivery	(1,818)	-125.5%	(2,460)	-173.7%
Retail Service, Parts & Accessories	737	73.6%	510	51.2%
Extended Warranties, net	813	100.0%	976	100.0%
Recycling, Byproducts, Carbon Offset	7,811	27.4%	206	1.0%
Replacement Appliances	4,530	33.6%	7,700	31.4%
Total Gross Profit	$28,665	27.7%	$25,448	22.8%

Revenue

Revenue decreased $8,250 or 7.4% for the 52 weeks ended December 31, 2016 as compared to the 52 weeks ended January 2, 2016.

Revenue decreased in the following categories as compared to the prior year period:

Retail Boxed $33 or 0.1%, Retail Unboxed $3,928 or 18.1%, Extended Warranties, net $163 or 16.7% and Replacement Appliances $11,055 or 45.0%

The revenue decreases were partially offset by the following increases in revenue as compared to the prior year period:

Retail Delivery $33 or 2.3%, Retail Service, Parts and Accessories $5 or .5% and Recycling, Byproducts and Carbon offset $6,891 or 31.8%.

Cost of Revenue

Cost of revenue decreased $11,467, or 13.3% for the 52 weeks ended December 31, 2016 as compared to the 52 weeks ended January 2, 2016, primarily as a result of the change in revenue discussed above as well as the changes in gross profit discussed below.

Gross Profit

Gross profit increased $3,217 or 12.6%, for the 52 weeks ended December 31, 2016 as compared to the 52 weeks ended January 2, 2016.

Gross profit increased in the following categories as compared to the prior year period:

Retail Delivery $642 or 26.1%, Retail Service, Parts and Accessories $227 or 44.5% and Recycling, Byproducts and Carbon Offset $7,605 or 3691.7%.

Gross profit increases were partially offset by the following decreases in gross profit as compared to the prior year period.

Retail Boxed $662 or 5.7%, Retail Unboxed $1,262 or 18.3%, Extended Warranties, net $163 or 16.7%, Replacement Appliances $3,170 or 41.2%.

Gross profit margin as a percentage of sales were flat for Retail Unboxed and Extended warranties, net.

Gross profit margin as a percentage of sales were improved for Retail Service, Parts and Accessories 73.6% vs. 51.2%, Recycling, Byproducts and Carbon Offset 27.4% vs. 1.0%, Replacement Appliances 33.6% vs. 31.4%, and Retail Delivery -125.5% vs. -173.7%.

Gross profit margin as a percentage of sales declined for Retail Boxed 27.0% vs. 28.6%.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased $342 or 1.2%, for the 52 weeks ended December 31, 2016 as compared to the 52 weeks ended January 2, 2016. The decrease in selling, general and administrative expense was primarily attributable to cost saving overhead measures by AAP and the reduction of retail’s advertising and occupancy expense offset by operating new ARCA Recycling centers.

Operating Income

As a result of the factors described above, operating loss of $545 for the 52 weeks ended December 31, 2016, represented an improvement of $3,559 over the comparable prior 52 week period of $4,104.

Interest Expense, net

Interest expense net increased $127 or 9.8%, for the 52 weeks ended December 31, 2016 as compared to the 52 weeks ended January 2, 2016 primarily due to increased rates of interest paid on the PNC bank line of credit.

Other Income and Expense

Other income and expense increased $400 or 160.0%, for the 52 weeks ended December 31, 2016 as compared to the 52 weeks ended January 2, 2016. The increase in other income and expense was primarily the result of the gain on currency.

Benefit of Income Taxes

Benefit of income taxes decreased $1,665 or 97.1%, for the 52 weeks ended December 31, 2016 as compared to the 52 weeks ended January 2, 2016. The decrease in benefit of income taxes is primarily attributable to the decrease in pre-provision for income taxes loss and the application of statutory tax rates.

Net Loss

The factors described above led to a net loss of $1,451 for the 52 weeks ended December 31, 2016, or a 46.6% improvement from a net loss of $2,717 for the 52 weeks ended January 2, 2016.

Segment Performance

We report our business in the following segments: Retail and Recycling. We identified these segments based on a combination of business type, customers serviced and how we divide management responsibility. Our revenues and profits are driven through our physical stores, our recycling centers, e-commerce, individual sales reps and our internet services.

Operating income (loss) by operating segment, is defined as income (loss) before net interest expense, other income and expense, provision for income taxes and income (loss) attributable to non-controlling interest.

	52 Weeks Ended December 31, 2016			52 Weeks Ended January 2, 2016
	Segments in $			Segments - $
(in the Thousands)	Retail	Recycling	Total	Retail	Recycling	Total
Revenue	$61,551	$42,038	$103,589	$65,637	$46,202	$111,839
Cost of Revenue	45,227	29,697	74,924	48,095	38,296	86,391
Gross Profit	16,324	12,341	28,665	17,542	7,906	25,448
Selling, General and Administrative Expense	17,970	11,240	29,210	19,283	10,269	29,552
Operating Income (Loss)	$(1,646)	$1,101	$(545)	$(1,741)	$(2,363)	$(4,104)

	52 Weeks Ended December 31, 2016			52 Weeks Ended January 2, 2016
	Segments in %			Segments - %
	Retail	Recycling	Total	Retail	Recycling	Total
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of Revenue	73.5%	70.6%	72.3%	73.3%	82.9%	77.2%
Gross Profit	26.5%	29.4%	27.7%	26.7%	17.1%	22.8%
Selling, General and Administrative Expense	29.2%	26.7%	28.2%	29.4%	22.2%	26.4%
Operating Income (Loss)	-2.7%	2.6%	-0.5%	-2.7%	-5.1%	-3.7%

Retail Segment

Segment results for Retail include ApplianceSmart. Revenue for the 52 weeks ended December 31, 2016 decreased $4,086, or 6.2%, as compared to the prior year period, as a result of decreases in retail boxed $33 or 0.1%, retailed unboxed $3,928 or 18.1%, Extended warranties net $163 or 16.7%, partially offset by revenue increases in retail delivery $33 or 2.3% and retail services, parts and accessories $5 or 0.5%.

Cost of revenue for the 52 weeks ended December 31, 2016 decreased $2,868 or 6.0%, compared to the prior year period, as a result of cost of revenue decreases for retail unboxed $2,666 or 18.1%, retail delivery $609 or 15.7%, retail service, parts and accessories $222 or 45.7%, partially offset by an increase in retail boxed of $629 or 2.2%.

Operating income for the 52 weeks ended December 31, 2016 increased $95, as compared to the prior year period, as a result of decreased selling, general and administrative expense of $1,313, partially offset by a decrease in gross profit of $1,218.

Recycling Segment

Segment results for ARCA Recycling and AAP. Revenue for the 52 weeks ended December 31, 2016 decreased by $4,164, or 9.0%, as compared to the prior year period, as a result of a decrease in replacement appliance revenue $11,055 or 45.0%, partially offset by an increase in recycling, byproducts and carbon offset of $6,891 or 31.8%.

Cost of revenue for the 52 weeks ended December 31, 2016 decreased $8,599 or 22.5%, as compared to the prior year period; as a result of decreases in cost of revenue of replacement appliances $7,885 or 46.8% and recycling, byproducts, carbon offset $714 or 3.3%.

Operating income for the 52 weeks ended December 31, 2016 increased $3,464, as compared to the prior year period; as a result of increased gross profit of $4,435, partially offset by an increase in selling, general and administrative expense of $971.

Liquidity and Capital Resources

Overview

Based on our current operating plans, we believe that available cash balances, cash generated from our operating activities and funds available under our PNC Bank Revolver Loan - $15 million and or a replacement, an asset-based revolving credit facility will provide sufficient liquidity to fund our operations, our continued investments in store openings and remodeling activities for at least the next 12 months. It is the company’s intention to refinance and replace the PNC Bank Revolver loan facility and not renew it past maturity of May 1, 2017.

As of December 31, 2016, we had total cash on hand of $968 and an additional $3,234 of available borrowing under the PNC Bank Revolver Loan. As we continue to pursue strategic transactions to expand and grow our business, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

Cash Flows

During the 52 weeks ended December 31, 2016, cash provided by operations was $2,659, compared to cash used in operations of $3,409 during the 52 weeks ended January 2, 2016. The increase in cash provided by operations of $6,068 as compared to the prior period; was primarily due to a decrease in net loss of $2,167, an increase in amortization of deferred financing costs $78, an increase in deferred income taxes $515, an increase in other $20, an increase in changes in current assets and liabilities of $3,365; partially offset by a decrease in share based compensation of $71 and a decrease in depreciation and amortization of $6. An increase in cash provided by changes in current assets and liabilities of $3,365 was provided from a decrease in accounts receivable $1,596, a decrease in inventories $1,062, a decrease in income taxes receivable $1,546 and a decrease in other current assets of $101; partially offset by a decrease in cash provided by accounts payable and accrued expenses of $940.

Cash used in investing activities was $412 and $949 for the 52 weeks ended December 31, 2016 and the 52 weeks ended January 2, 2016, respectively. The $537 decrease in cash used in investing activities, as compared to the prior period, is primarily attributable to a decrease in purchases of property and equipment of $29, a decrease in restricted cash of $500, a decrease in other investing activities $15; partially offset by a decrease in the proceeds from the sale of property and equipment $7.

Cash used by financing activities was $3,224 and provided by financing activities of $3,012 for the 52 weeks ended December 31, 2016 and the 52 weeks ended January 2, 2016, respectively. The $6,236 decrease in cash provided/used by financing activities, as compared to the prior period, was attributable to increased payments on the line of credit $5,766, increased payments on debt obligations $184, decrease in new loan proceeds for debt obligations of $125, increase in debt issuance costs of $148; partially offset by an increase in tax deficiency related to share-based compensation of $11, and a decrease from the proceeds from issuance of common stock of $24.

Sources of Liquidity

We utilize cash on hand and cash generated from operations and have funds available to us under our revolving loan facility with PNC Bank to cover normal and seasonal fluctuations in cash flows and to support our various growth initiatives. Our cash and cash equivalents are carried at cost and consist primarily of demand deposits with commercial banks.

PNC Bank Revolver

ARCA may borrow funds for operations under the PNC Bank Revolver loan subject to availability as described in Note 6. On December 31, 2016 and January 2, 2016 – we had $3,234 and $1,382 of additional borrowing availability on the PNC Bank Revolver, respectively. Maximum borrowing under the PNC Bank Revolver is $15 million. A total of approximately $750 of letters of credit was outstanding at December 31, 2016. The weighted average interest rate for the period of January 2, 2016 through December 31, 2016 was 9.00%. We borrowed $96,900 and repaid $99,235 on the PNC Bank Revolver during the 52 weeks ended December 31, 2016; leaving an outstanding balance on the PNC Revolver of $10,333 and $12,668 at December 31, 2016 and January 2, 2016, respectively. As disclosed by the Company in Item 2.01 of its Current Report on Form 8-K filed on January 31, 2017, the Company sold and leased back its Compton building over an initial lease term of six months which can be terminated with a 30 day notice. The net proceeds from the sale were used to reduce the outstanding balance under our revolving credit agreement to $5,752.

Future Sources of Cash; New Acquisitions, Products and Services

We may require additional debt financing and or capital to finance new acquisitions, refinance existing indebtedness or other strategic investments in our business. Other sources of financing may include stock issuances and additional loans; or other forms of financing. Any financing obtained may further dilute or otherwise impair the ownership interest of our existing stockholders.

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

Inventories. Our inventories, consisting principally of appliances, are stated at the lower of cost, determined on a specific identification basis, or market. We provide estimated provisions for the obsolescence of our appliance inventories, including adjustments to market, based on various factors, including the age of such inventory and our management’s assessment of the need for such provisions. We look at historical inventory aging’s and margin analyses in determining our provision estimate. Historically, our actual experience has not differed significantly from our estimates.

Long-Lived Assets. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that our carrying value of long-lived assets may not be recoverable. Long-lived assets are considered not recoverable when the carrying amount of a long-lived asset (asset group) exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). If it is determined that a long-lived asset (asset group) is not recoverable, an impairment loss is recorded equal to the excess of the carrying amount of the long-lived asset (asset group) over the long-lived assets (asset group's) fair value. Fair value is the amount at which the long-lived asset (asset group) could be bought or sold in a current transaction between a willing buyer and seller, other than in a forced or liquidation sale.

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

Market Risk and Impact of Inflation

Interest Rate Risk. We do not believe there is any significant risk related to interest rate fluctuations on our long-term fixed-rate debt. There is interest rate risk on the revolving line of credit, PNC term loan and Susquehanna term loans, since our interest rate floats with prime and LIBOR. The outstanding balance on our floating rate debt as of December 31, 2016, was approximately $14.6 million. Based on average floating rate borrowings of $15.9 million, a hypothetical 100 basis point change in the applicable interest rate would have caused our interest expense to change by approximately $0.2 million for the fiscal year ended December 31, 2016.

Foreign Currency Exchange Rate Risk. We currently generate revenues in Canada. The reporting currency for our consolidated financial statements is U.S. dollars.  It is not possible to determine the exact impact of foreign currency exchange rate changes; however, the effect on reported revenue and net earnings can be estimated. We estimate that the overall strength of the U.S. dollar against the Canadian dollar had an immaterial impact on the revenues and net income for the fiscal year ended December 31, 2016.  We do not currently hedge foreign currency fluctuations and do not intend to do so for the foreseeable future.

We do not hold any derivative financial instruments; nor do we hold any securities for trading or speculative purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Appliance Recycling Centers of America, Inc.

175 Jackson Ave. N. Ste. 102

Minneapolis, Minnesota 55343

Report on the Financial Statements

We have audited the accompanying consolidated balance sheet of Appliance Recycling Centers of America, Inc. (the “Company”) as of December 31, 2016, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes to the consolidated financial statements.

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, at December 31, 2016, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Anton & Chia, LLP

Newport Beach, California
March 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

Appliance Recycling Centers of America, Inc. and Subsidiaries

Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheet of Appliance Recycling Centers of America, Inc. and Subsidiaries as of January 2, 2016 and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Appliance Recycling Centers of America, Inc. and Subsidiaries as of January 2, 2016 and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota

April 1, 2016

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	December 31, 2016	January 2, 2016
ASSETS
Current assets:
Cash and cash equivalents	$968	$1,969
Accounts receivable, net of allowance of $54 and $73, respectively	10,509	11,536
Inventories	16,291	16,733
Income taxes receivable	16	1,126
Other current assets	761	1,350
Total current assets	28,545	32,714
Property and equipment, net	10,116	10,985
Restricted cash	500	500
Other assets	614	596
Deferred income tax assets	2,081	1,984
Total assets (a)	$41,856	$46,779

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,143	$7,019
Accrued expenses	8,888	8,934
Line of credit	10,333	12,668
Current maturities of long-term obligations	2,093	1,251
Total current liabilities	27,457	29,872
Long-term obligations, less current maturities	2,826	4,506
Other noncurrent liabilities	364	357
Total liabilities (a)	30,647	34,735

Commitments and contingencies

Shareholders’ equity:
Common Stock, no par value; 50,000 shares authorized, 6,655 shares issued and outstanding at December 31, 2016; 10,000 shares authorized, 5,901 shares issued and outstanding at January 2, 2016	22,405	21,466
Accumulated deficit	(11,028)	(9,577)
Accumulated other comprehensive loss	(574)	(565)
Total shareholders’ equity	10,803	11,324
Noncontrolling interest	406	720
	11,209	12,044
Total liabilities and shareholders’ equity	$41,856	$46,779

(a) Assets of AAP, the consolidated variable interest entity, that can only be used to settle obligations of AAP were $7,843 and $8,915 as of December 31, 2016 and January 2, 2016, respectively. Liabilities of AAP, for which creditors do not have recourse to the general credit of ARCA, were $2,180 and $2,838 as of December 31, 2016 and January 2, 2016, respectively.

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In Thousands, Except Per Share Amounts)

	For the fiscal years ended
	December 31, 2016	January 2, 2016
Revenues:
Retail	$61,551	$65,637
Recycling	31,677	35,878
Byproduct	10,361	10,324
Total revenues	103,589	111,839
Cost of revenues	74,924	86,391
Gross profit	28,665	25,448
Selling, general and administrative expenses	29,210	29,552
Operating loss	(545)	(4,104)
Other expense:
Interest expense, net	(1,419)	(1,292)
Other expense, net	150	(250)
Loss before income taxes and noncontrolling interest	(1,814)	(5,646)
Benefit of income taxes	(49)	(1,714)
Net loss	(1,765)	(3,932)
Net loss attributable to noncontrolling interest	314	1,215
Net loss attributable to controlling interest	$(1,451)	$(2,717)

Loss per common share:
Basic	$(0.24)	$(0.47)
Diluted	$(0.23)	$(0.47)

Weighted average common shares outstanding:
Basic	6,054	5,833
Diluted	6,221	5,833

Net loss	$(1,765)	$(3,932)
Other comprehensive loss, net of tax:
Effect of foreign currency translation adjustments	(9)	110
Total other comprehensive loss, net of tax	(9)	110
Comprehensive loss	(1,774)	(3,822)
Comprehensive loss attributable to noncontrolling interest	314	1,215
Comprehensive loss attributable to controlling interest	$(1,460)	$(2,607)

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In Thousands)

			Accumulated
			Other
	Common Stock		Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Loss	Deficit	Interest	Total
Balance at January 3, 2015	5,788	$21,137	$(675)	$(6,860)	$1,935	$15,537
Net loss	–	–	–	(2,717)	(1,215)	(3,932)
Other comprehensive loss, net of tax	–	–	110	–	–	110
Issuance of Common Stock	13	24	–	–	–	24
Tax deficiency related to share-based compensation	–	(11)	–	–	–	(11)
Share-based compensation	100	316	–	–	–	316
Balance at January 2, 2016	5,901	21,466	(565)	(9,577)	720	12,044
Net loss	–	–	–	(1,451)	(314)	(1,765)
Other comprehensive loss, net of tax	–	–	(9)	–	–	(9)
Issuance of Common Stock	704	694	–	–	–	694
Share-based compensation	50	245	–	–	–	245
Balance at December 31, 2016	6,655	$22,405	$(574)	$(11,028)	$406	$11,209

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	For the fiscal years ended
	December 31, 2016	January 2, 2016
Operating activities
Net loss	$(1,765)	$(3,932)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	1,264	1,270
Share-based compensation	245	316
Amortization of deferred financing costs	185	107
Deferred income taxes	(97)	(612)
Other	15	(5)
Changes in assets and liabilities:
Accounts receivable	1,012	(584)
Inventories	442	(620)
Income taxes receivable	1,132	(414)
Other current assets	167	66
Accounts payable and accrued expenses	59	999
Net cash flows (used in) provided by operating activities	2,659	(3,409)

Investing activities
Purchases of property and equipment	(375)	(404)
Decrease (increase) in restricted cash	–	(500)
Proceeds from sale of property and equipment	–	7
Other	(37)	(52)
Net cash flows used in investing activities	(412)	(949)

Financing activities
Net (payments) borrowings under line of credit	(2,335)	3,431
Payments on debt obligations	(941)	(757)
Proceeds from issuance of debt obligations	200	325
Debt Issuance Costs	(148)	–
Tax deficiency related to share-based compensation	–	(11)
Proceeds from issuance of common stock	–	24
Net cash flows provided by (used in) financing activities	(3,224)	3,012

Effect of changes in exchange rate on cash and cash equivalents	(24)	(208)

Decrease in cash and cash equivalents	(1,001)	(1,554)
Cash and cash equivalents at beginning of year	1,969	3,523
Cash and cash equivalents at end of year	$968	$1,969

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	For the fiscal years ended
	December 31, 2016	January 2, 2016
Supplemental disclosures of cash flow information
Cash payments for interest	$1,054	$970
Cash refunds for income taxes	$(874)	$(694)

Non-cash investing and financing activities
Debt issuance costs related to credit agreement renewal	$63	$–
Debt issuance costs paid through the issuance of common stock	$694	$–

See Notes to Consolidated Financial Statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands Except Per Share Amounts)

1.             Nature of Business and Basis of Presentation

Nature of business: Appliance Recycling Centers of America, Inc. and subsidiaries (“we,” the “Company” or “ARCA”) are in the business of providing turnkey appliance recycling and replacement services for electric utilities and other sponsors of energy efficiency programs. We also sell new major household appliances through a chain of Company-owned stores under the name ApplianceSmart®. In addition, we have a 50% interest in a joint venture operating under the name ARCA Advanced Processing, LLC (“AAP”), which recycles appliances in the Northeast and Mid-Atlantic regions of the United States.

Principles of consolidation: The consolidated financial statements include the accounts of Appliance Recycling Centers of America, Inc. and our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

ApplianceSmart, Inc., a Minnesota corporation, is a wholly owned subsidiary that was formed through a corporate reorganization in July 2011 to hold our business of selling new major household appliances through a chain of Company-owned retail stores. ARCA Canada Inc., a Canadian corporation, is a wholly owned subsidiary that was formed in September 2006 to provide turnkey recycling services for electric utility energy efficiency programs. ARCA Recycling, Inc., a California corporation, is a wholly owned subsidiary that was formed in November 1991 to provide turnkey recycling services for electric utility efficiency programs. Customer Connexx, LLC, a Nevada limited liability company, is a wholly owned subsidiary formed in October 13, 2016 to provide call center services for electric utility programs. The operating results of our wholly owned subsidiaries are consolidated in our financial statements.

AAP is a joint venture that was formed in October 2009 between ARCA and 4301 Operations, LLC (“4301”). Both ARCA and 4301 have a 50% interest in AAP. AAP established a regional processing center in Philadelphia, Pennsylvania, at which the recyclable appliances are processed. AAP commenced operations in February 2010. The financial position and results of operations of AAP are consolidated in our financial statements based on our conclusion that AAP is a variable interest entity due to our contribution in excess of 50% of the total equity, subordinated debt and other forms of financial support. We have a controlling financial interest in AAP and have provided substantially all of the financial support to fund the operations of AAP since its inception.

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

Fiscal year: We report on a 52- or 53-week fiscal year. Both our 2016 fiscal year (“2016”) ended on December 31, 2016, and our 2015 fiscal year (“2015”) ended on January 2, 2016, included 52 weeks.

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

Trade receivables: We carry unsecured trade receivables at the original invoice amount less an estimate made for doubtful accounts based on a monthly review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. We write off trade receivables when we deem them uncollectible. We record recoveries of trade receivables previously written off when we receive them. We consider a trade receivable to be past due if any portion of the receivable balance is outstanding for more than ninety days. We do not charge interest on past due receivables. Our management considers the allowance for doubtful accounts of $54 and $73 to be adequate to cover any exposure to loss as of December 31, 2016, and January 2, 2016, respectively.

Inventories: Inventories, consisting principally of appliances, are stated at the lower of cost, determined on a specific identification basis, or market and consist of the following as of December 31, 2016, and January 2, 2016:

	December 31, 2016	January 2, 2016
Appliances held for resale	$16,146	$16,360
Processed metals to be sold from recycled appliances	139	367
Other	6	6
Total Inventories	$16,291	$16,733

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

Property and equipment consists of the following as of December 31, 2016 and January 2, 2016:

	Useful Life (Years)	December 31, 2016	January 2, 2016
Land	–	$1,140	$1,140
Buildings and improvements	18-30	3,780	3,714
Equipment (including computer software)	3-15	19,260	19,040
Projects under construction	–	204	143
Property and equipment		24,384	24,037
Less accumulated depreciation and amortization		(14,268)	(13,052)
Property and equipment, net		$10,116	$10,985

Depreciation and amortization expense: Depreciation and amortization expense related to buildings and equipment from our recycling centers is presented in cost of revenues, and depreciation and amortization expense related to buildings and equipment from our ApplianceSmart stores and corporate assets, such as furniture and computers, is presented in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). Depreciation and amortization expense was $1,264 and $1,270 for fiscal years 2016 and 2015, respectively. Depreciation and amortization included in cost of revenues was $873 and $846 for fiscal years 2016 and 2015, respectively.

Software development costs: We capitalize software developed for internal use and are amortizing such costs over their estimated useful lives of three years. Costs capitalized were $159 and $118 for fiscal years 2016 and 2015, respectively. Amortization expense on software development costs was $129 and $117 for fiscal years 2016 and 2015, respectively. Estimated future amortization expense is as follows:

Fiscal year 2017	$118
Fiscal year 2018	73
Fiscal year 2019	24
$215

Impairment of long-lived assets: We evaluate long-lived assets such as property and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We assess impairment based on the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future net cash flows be less than the carrying value, we recognize an impairment loss at that time. We measure an impairment loss by comparing the amount by which the carrying value exceeds the fair value (estimated discounted future cash flows or appraisal of assets) of the long-lived assets. We recognized no impairment charges during fiscal years 2016 and 2015 related to long-lived assets.

Restricted cash: Restricted cash consisted of a reserve required by our bankcard processor to cover chargebacks, adjustments, fees and other charges that may be due from us. As of December 31, 2016, we had restricted cash of $500.

Goodwill: We test goodwill annually for impairment. Additionally, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of an entity below its carrying value. In assessing the recoverability of goodwill, market values and projections regarding estimated future cash flows and other factors are used to determine the fair value of the respective assets. If these estimates or related projections change in the future, we may be required to record impairment charges for these assets. We allocate goodwill to our two reporting segments, retail and recycling. We compare the fair value of each reporting segment to its carrying amount on an annual basis to determine if there is potential goodwill impairment. If the fair value of a reporting segment is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value of its goodwill. To determine the fair value of our reporting segments, we generally use a present value technique (discounted cash flow) corroborated by market multiples when available and as appropriate. The factor most sensitive to change with respect to the discounted cash flow analyses is the estimated future cash flows of each reporting segment, which is, in turn, sensitive to the estimates of future revenue growth and margins for these businesses. If actual revenue growth and/or margins are lower than expectations, the impairment test results could differ. Fair value for goodwill is determined based on discounted cash flows, market multiples or appraised values as appropriate. As of December 31, 2016 and January 2, 2016, we had goodwill of $38 allocated to our recycling segment which is presented as a component of other assets on the consolidated balance sheets.

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

Changes in our warranty accrual, presented as a component of accrued expenses on the consolidated balance sheets, for the fiscal years ended December 31, 2016 and January 2, 2016 are as follows:

	For the fiscal years ended
	December 31, 2016	January 2, 2016
Beginning balance	$42	$30
Standard accrual based on units sold	17	45
Actual costs incurred	(16)	(16)
Periodic accrual adjustments	(17)	(17)
Ending balance	$26	$42

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

Foreign Currency: The financial statements of the Company's non-U.S. subsidiary are translated into U.S. dollars in accordance with ASC 830, Foreign Currency Matters. Under ASC 830, if the assets and liabilities of the Company are recorded in certain non-U.S. functional currencies other than the U.S. dollar, they are translated at current rates of exchange. Revenue and expense items are translated at the average exchange rates. The resulting translation adjustments are recorded directly into accumulated other comprehensive income (loss). In addition, due to increases in the Canadian dollar relative to the U.S. dollar we experienced foreign currency transaction gains included in other expense of approximately $32 in 2016 and foreign currency transaction losses included in other expense of approximately $380 in 2015.

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

Advertising expense: Our policy is to expense advertising costs as incurred. Advertising expense was $1,124 and $1,822 for fiscal years 2016 and 2015, respectively.

Taxes collected from customers: We account for taxes collected from customers on a net basis.

Basic and diluted income (loss) per common share: Basic income (loss) per common share is computed based on the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive shares of Common Stock include unexercised stock options and warrants. Basic per share amounts are computed, generally, by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise or issuance of all potential Common Stock instruments unless their effect is anti-dilutive, thereby reducing the loss or increasing the income per common share. In calculating diluted weighted average shares and per share amounts, we included stock options with exercise prices below average market prices, for the respective fiscal years in which they were dilutive, using the Treasury stock method. We calculated the number of additional shares by assuming that the outstanding stock options were exercised and that the proceeds from such exercises were used to acquire common stock at the average market price during the year. For fiscal year 2016, we excluded options and warrants covering 900 common shares from the diluted weighted average share outstanding calculation as the effect of these options and warrants is anti-dilutive. For fiscal year 2015, we excluded options and warrants covering 726 common shares from the diluted weighted average share outstanding calculation as the effect of these options and warrant is anti-dilutive.

A reconciliation of the denominator in the basic and diluted income (loss) per share is as follows:

	For the fiscal year ended
	December 31, 2016	January 2, 2016
Numerator:
Net loss attributable to controlling interest	$(1,451)	$(2,717)
Denominator:
Weighted average common shares outstanding - basic	6,054	5,833
Warrants	167	–
Weighted average common shares outstanding - diluted	6,221	5,833

Net loss per common share:
Basic	$(0.24)	$(0.47)
Diluted	$(0.23)	$(0.47)

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

ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs: This standard, which will be effective January 3, 2016 for the Company, requires that debt issuance costs be presented as a direct deduction from the carrying amount of long-term debt on the balance sheet. The new guidance aligns the presentation of debt issuance costs with debt discounts and premiums. The standard is to be applied retrospectively to all prior periods presented. The company has adopted this standard in the fourth quarter of 2016. As of December 31, 2016, and January 2, 2016, we had $779 and $67, respectively, of unamortized debt issuance costs recorded and/or reclassified as a direct deduction from the carrying value of long-term debt on our balance sheets.

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

3.             Variable Interest Entity

The financial position and results of operations of AAP are consolidated in our financial statements based on our conclusion that AAP is a variable interest entity due to our contribution of 50% of the total equity, subordinated debt and other forms of financial support. We have a controlling financial interest in AAP and have provided substantially all of the financial support to fund the operations of AAP since its inception. The financial position and results of operations for AAP are reported in our recycling segment.

The following table summarizes the assets and liabilities of AAP as of December 31, 2016 and January 2, 2016:

	December 31, 2016	January 2, 2016
Assets
Current assets	$438	$696
Property and equipment, net	7,322	8,077
Other assets	83	142
Total assets	$7,843	$8,915
Liabilities
Accounts payable	$1,388	$2,342
Accrued expenses	523	399
Current maturities of long-term debt obligations	3,558	946
Long-term debt obligations, net of current maturities	435	3,498
Other liabilities (a)	1,126	289
Total liabilities	$7,030	$7,474

(a) Other liabilities represent outstanding loans from ARCA and are eliminated in consolidation.

The following table summarizes the operating results of AAP for fiscal years 2016 and 2015:

	For the fiscal years ended
	December 31, 2016	January 2, 2016
Revenues	$6,697	$6,838
Gross profit (loss)	1,305	(280)
Operating loss	(363)	(2,205)

4.             Other Assets

Other assets as of December 31, 2016 and January 2, 2016, consist of the following:

	December 31, 2016	January 2, 2016
Deposits	$453	$416
Other	104	122
Recycling contract, net	19	20
Goodwill	38	38
Total other assets	$614	$596

For fiscal years 2016 and 2015, we recorded amortization expense of $21 and $80, respectively, related to our finite intangible assets.

5.             Accrued Expenses

Accrued expenses as of December 31, 2016 and January 2, 2016, consist of the following:

	December 31, 2016	January 2, 2016
Sales tax estimates, including interest	$4,203	$4,804
Compensation and benefits	2,431	1,446
Accrued rebate and incentive checks	358	293
Accrued rent	263	235
Warranty	26	42
Accrued payables	570	749
Deferred revenue	227	413
Other	810	952
Total accrued expenses	$8,888	$8,934

6.             Line of Credit

We have a Revolving Credit, Term Loan and Security Agreement, as amended, (“Revolving Credit Agreement”) with PNC Bank, National Association (“PNC”) that provides us with a $15,000 revolving line of credit. See Note 7 for further discussion regarding the Term Loan entered into with PNC. The Revolving Credit Agreement had a stated maturity date of January 31, 2017, and was amended on January 31, 2017. Our financial covenants were reset in connection with this amendment. The renewed Revolving Credit Agreement has an amended maturity of May 1, 2017. The Revolving Credit Agreement includes a lockbox agreement and a subjective acceleration clause and, as a result, we have classified the revolving line of credit as a current liability. The Revolving Credit Agreement is collateralized by a security interest in substantially all of our assets, and PNC is also secured by an inventory repurchase agreement with Whirlpool Corporation for Whirlpool purchases only. We also issued a $750 letter of credit in favor of Whirlpool Corporation. The Revolving Credit Agreement requires, starting with the fiscal quarter ending March 30, 2014, and continuing at the end of each quarter thereafter, that we meet a minimum earnings before interest, taxes, depreciation and amortization and/or a fixed charge coverage ratio of 1.1 to 1.0. The Revolving Credit Agreement limits investments we can purchase, the amount of other debt and leases we can incur, the amount of loans we can issue to our affiliates and the amount we can spend on fixed assets, along with prohibiting the payment of dividends. In the January 31, 2017 amendment, the affiliate loan balance is to be capped at $900 on December 31, 2016, and thereafter. As of December 31, 2016, we were not in compliance with certain covenants of the Revolving Credit Agreement which were subsequently waived with the January 31, 2017 amendment. As of January 2, 2016, we were not in compliance with certain covenants of the Revolving Credit Agreement which were subsequently waived with the January 22, 2016 renewal.

The interest rate on the Revolving Credit Agreement, in our renewal agreement on January 31, 2017, is PNC Base Rate plus 1.75% to 3.25%, or 1-, 2- or 3-month PNC LIBOR Rate plus 2.75% to 4.25%, with the rate being dependent on our level of fixed charge coverage. The PNC Base Rate shall mean, for any day, a fluctuating per annum rate of interest equal to the highest of (i) the interest rate per annum announced from time to time by PNC at its prime rate, (ii) the Federal Funds Open Rate plus 0.5%, and (iii) the one-month LIBOR rate plus 1%. As of December 31, 2016, the weighted average interest rate was 9.00%, which was the PNC Base Rate plus a default rate premium. As of January 2, 2016, the weighted average interest rate was 7.25%, which was the PNC Base Rate plus a default rate premium. As of December 31, 2016, and January 2, 2016, the outstanding balance under the Revolving Credit Agreement was $10,333 and $12,668, respectively. As disclosed by the Company in Item 2.01 of its Current Report on Form 8-K filed on January 31, 2017, the Company sold and leased back its Compton building over an initial lease term of six months which can be terminated with a 30 day notice. The net proceeds from the sale were used to reduce the outstanding balance under our revolving credit agreement to $5,752. The amount of revolving borrowings under the Revolving Credit Agreement is based on a formula using accounts receivable and inventories. We may not have access to the full $15,000 revolving line of credit due to the formula using accounts receivable and inventories, the amount of the letter of credit issued in favor of Whirlpool Corporation and the amount of outstanding loans between PNC and our AAP joint venture. As of December 31, 2016, and January 2, 2016, our available borrowing capacity under the Revolving Credit Agreement was $3,234 and $1,382, respectively.

7.          Borrowings

Long-term debt, capital lease and other financing obligations as of December 31, 2016 and January 2, 2016 consist of the following:

	December 31, 2016	January 2, 2016
PNC term loan	$1,020	$1,275
Susquehanna term loans	3,242	3,242
8.00% notes	582	–
2.75% note, due in monthly installments of $3, including interest, due October 2024, collateralized by equipment	287	319
Capital leases and other financing obligations	567	988
Debt issuance costs, net	(779)	(67)
Total debt obligations	4,919	5,757
Less current maturities	2,093	1,251
Long-term debt obligations, net of current maturities	$2,826	$4,506

On January 24, 2011, we entered into a $2,550 term loan (“Term Loan”) with PNC Bank to finance the mortgage on our California facility. The Term Loan is payable as follows, subject to acceleration upon the occurrence of an event of default or termination of the Revolving Credit Agreement: 119 consecutive monthly principal payments of $21 plus interest commencing on February 1, 2011, and continuing on the first day of each month thereafter followed by a 120th payment of all unpaid principal, interest and fees on February 1, 2021. The Term Loan is collateralized with our California facility located in Compton, California. As disclosed by the Company in Item 2.01 of its Current Report on Form 8-K filed on January 31, 2017, the Company sold and leased back its Compton building over an initial lease term of six months which can be terminated with a 30 day notice. The net proceeds from the sale were used to pay down our term loan with PNC Bank, National Association in full. The Term Loan interest rate is PNC Base Rate plus 2.25% to 3.75%, or 1-, 2- or 3-month PNC LIBOR Rate plus 3.25% to 4.75% with the rate being dependent on our level of fixed charge coverage. The interest rate will be fixed for the first half of 2016 at PNC Base Rate plus 3.75%, or 1-, 2- or 3-month PNC LIBOR Rate plus 4.75%. As of December 31, 2016, the weighted average interest rate was 9.50%, which was the PNC Base Rate plus a default rate premium. As of January 2, 2016, the weighted average interest rate was 7.75%, which was the PNC Base Rate plus a default rate premium.

On March 10, 2011, AAP entered into three separate commercial term loans (“Term Loans”) with Susquehanna Bank, pursuant to the guidelines of the U.S. Small Business Administration 7(a) Loan Program. The total amount of the Term Loans is $4,750, split into three separate loans for $2,100, $1,400 and $1,250. The Term Loans mature in ten years and bear an interest rate of Prime plus 2.75%. As of both December 31, 2016, and January 2, 2016, the interest rate was 6.00%. The total monthly interest and principal payments are $54 and began on July 1, 2011. Borrowings under the Term Loans are secured by substantially all of the assets of AAP along with liens on the business assets and certain personal assets of the owners of 4301 Operations, LLC. We are a guarantor of the Term Loans along with 4301 Operations, LLC and its owners. In connection with these Term Loans, Susquehanna Bank also has a security interest in the assets of the Company.

In March of 2015, an entity controlled by the noncontrolling interest holders of AAP loaned AAP $325 through the issuance of promissory notes. The notes bear interest at an annual rate of 8%. In May of 2015, one of the March 2015 notes totaling $125 was repaid in full by AAP. The remaining note totaling $200 was repaid with the revenues expected during the third quarter of 2016 from the disposal of refrigerants through carbon offset programs.

On November 8, 2016, the Company entered into a securities purchase agreement with Energy Efficiency Investments, LLC, pursuant to which the Company agreed to issue up to $7,732 principal amount of 3% Original Issue Discount Senior Convertible Promissory Notes of the Company and related common stock purchase warrants. The notes will be issued from time to time, up to such aggregate principal amount, at the request of the Company, subject to certain conditions, or at the option of the Investor. Interest accrues at the rate of eight percent per annum on the principal amount of the notes outstanding from time to time, and is payable at maturity or, if earlier, upon conversion of the notes. The principal amount of notes outstanding at December 31, 2016, was $100.

The future annual maturities of borrowings are as follows:

	ARCA	AAP	Total
Fiscal year 2017	$748	$1,037	$1,785
Fiscal year 2018	18	685	703
Fiscal year 2019	9	708	717
Fiscal year 2020	–	661	661
Fiscal year 2021	103	503	606
Total future maturities of borrowings	$878	$3,594	$4,472

Capital leases and other financing obligations: We acquire certain equipment under capital leases and other financing obligations. The cost of such equipment was approximately $2,601 and $2,606 as of December 31, 2016, and January 2, 2016. Accumulated amortization as of December 31, 2016, and January 2, 2016, was approximately $1,771 and $1,635, respectively. Depreciation and amortization expense for equipment under capital leases and other financing obligations is included in cost of revenues and selling, general and administrative expenses.

The following schedule by fiscal year is the approximate remaining minimum payments required under the capital leases and other financing obligations, together with the present value as of December 31, 2016:

	ARCA	AAP	Total
Fiscal year 2017	$27	$176	$203
Fiscal year 2018	20	161	181
Fiscal year 2019	11	76	87
Fiscal year 2020	–	–	–
Total minimum lease and other financing obligation payments	58	413	471
Less amount representing interest	3	21	24
Present value of minimum payments	55	392	447
Less current portion	25	283	308
Capital lease and other financing obligations, net of current portion	$30	$109	$139

8.          Commitments and Contingencies

Operating leases: We lease the majority of our retail stores and recycling centers under noncancelable operating leases. The leases typically require the payment of taxes, maintenance, utilities and insurance.

Minimum future rental commitments under noncancelable operating leases as of December 31, 2016, are as follows:

	ARCA	AAP	Total
Fiscal year 2017	$4,618	$464	$5,082
Fiscal year 2018	3,572	467	4,039
Fiscal year 2019	2,355	488	2,843
Fiscal year 2020	1,917	468	2,385
Fiscal year 2021	2,160	28	2,188
Thereafter	1,214	–	1,214
Total minimum future rental commitments	$15,836	$1,915	$17,751

Rent expense for fiscal years 2016 and 2015 was $4,841 and $5,300, respectively. We have agreements to receive future sublease payments of $655 through September 2019.

Contracts: We have entered into material contracts with three appliance manufacturers. Under the agreements there are no minimum purchase commitments; however, we have agreed to indemnify the manufacturers for certain claims, allegations or losses with respect to appliances we sell.

Litigation:  On March 6, 2015, a complaint was filed in United States District Court for the Central District of California by Jason Feola, individually and as a representative of a putative class consisting of purchasers of the Company’s common stock between March 15, 2012 and February 11, 2015, against Appliance Recycling Centers of America, Inc. and certain current and former officers of the Company. Mr. Feola, pursuant to terms of his retainer agreement with The Rosen Law Firm, certified that he purchased 240 shares of the Company’s common stock for $984 in total consideration. On May 7, 2015, the Company and the individual defendants were served the complaint. In July 2015, the Company and the individual defendants received an amended complaint. The complaint alleges that misstatements and omissions occurred in press releases and filings by the Company with the Securities and Exchange Commission and that these misstatements or omissions constitute violations of Section 20 (a) and Section 10(b) of, and Rule 10b-5 under, the Securities Exchange Act of 1934.  In October 2015, the court held a hearing on the Company's motion to dismiss the complaint. On November 24, 2015, the United States District Court for the Central District of California entered an order granting the motion to dismiss the amended complaint. The Court’s order provided that the dismissal was without prejudice and that the plaintiffs may file an amended complaint within 21 days of the issuance of the order. On December 15, 2015, the Company and the individual defendants were served with a second amended complaint. In May 2016, the court held a hearing on the Company’s motion to dismiss the second amended complaint. On October 21, 2016 the court entered a final judgement to dismiss the class action complaint with prejudice.

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

As previously disclosed, the California Board of Equalization (“BOE”) is conducting a sales and use tax examination covering the California operations of Appliance Recycling Centers of America, Inc. (the “Company”) for 2011, 2012 and 2013. The Company believed it was exempt from collecting sales taxes under service agreements with utility customers that included appliance replacement programs. During the fourth quarter of 2014, the Company received communication from the BOE indicating they are not in agreement with the Company’s interpretation of the law. As a result, the Company applied for and, as of February 9, 2015, received approval to participate in the California Board of Equalization’s Managed Audit Program. The period covered under this program includes 2011, 2012, 2013 and extends through the nine-month period ended September 30, 2014. At this time, our best estimate of the amount that will be assessed by the BOE covering all periods under audit is approximately $4.2 million ($2.6 million net of income tax benefit) in sales tax and interest related to the appliance replacement programs that we administered on behalf of our customers on which we did not assess, collect or remit sales tax. The Company has been working with outside consultants to arrive at our assessment estimate and will continue to engage the services of these sales tax experts throughout the Managed Audit Program process. The sales tax amounts that we will likely be assessed relate to transactions in the period under examination by the BOE. Such assessment, however, will be subject to protest and appeal, and would not need to be funded until the matter has been fully resolved. Resolution could take up to two years.

9.          Income Taxes

For fiscal year 2016, we recorded an income tax benefit of $49. For fiscal year 2015, we recorded an income tax benefit of $1,714. As of December 31, 2016, we maintained a valuation allowance of $1,011 against our net operating loss carryforwards, foreign tax credits and all deferred tax assets in Canada, principally net operating losses. During the second quarter of 2016, we concluded, based upon the assessment of all available evidence that it was more-likely-than-not that we would not be able to realize a portion of our U.S. deferred tax assets in the future. As a result, a valuation allowance of $405 was placed on the overall U.S. net deferred tax asset.

The benefit of income taxes for fiscal years 2016 and 2015 consisted of the following:

	For the fiscal years ended
	December 31, 2016	January 2, 2016
Current tax expense (benefit):
Federal	$12	$(855)
State	36	(18)
Foreign	–	(229)
Current tax expense (benefit)	$48	$(1,102)
Deferred tax expense — domestic	(97)	(831)
Deferred tax expense — foreign	–	219
Benefit of income taxes	$(49)	$(1,714)

A reconciliation of our benefit of income taxes with the federal statutory tax rate for fiscal years 2016 and 2015 is shown below:

	For the fiscal years ended
	December 31, 2016	January 2, 2016
Income tax expense at statutory rate	$(617)	(1,920)
Portion attributable to noncontrolling interest at statutory rate	107	413
State tax expense, net of federal tax effect	(69)	(288)
Permanent differences	20	83
Change in valuation allowance	414	(7)
Recognition of tax effect for the cumulative undistributed earnings from Canada	–	(16)
Other	95	21
	(49)	(1,714)

Loss before benefit of income taxes and noncontrolling interest was derived from the following sources for fiscal years 2016 and 2015 as shown below:

	For the fiscal years ended
	December 31, 2016	January 2, 2016
United States	$(1,677)	$(5,452)
Canada	(137)	(194)
	$(1,814)	$(5,646)

The components of net deferred tax assets (liabilities) as of December 31, 2016 and January 2, 2016, are as follows:

	December 31, 2016	January 2, 2016
Deferred tax assets:
Net operating loss carryforwards	$794	$520
Federal and state tax credits	476	442
Reserves	240	218
Accrued expenses	2,015	1,964
Share-based compensation	355	352
Accumulated other comprehensive loss	361	361
Property and equipment	8	191
Unrealized Currency Exchange	238	–
Other	161	166
Total deferred tax assets	4,648	4,214
Deferred tax liabilities:
Prepaid expenses	(56)	(89)
Property and equipment	(162)	(138)
Investments	(1,269)	(1,269)
Other	(69)	(137)
Total deferred tax liabilities	(1,556)	(1,633)
Valuation allowance	(1,011)	(597)
Net deferred tax assets	$2,081	$1,984

The deferred tax amounts have been classified in the accompanying consolidated balance sheets as follows:

	December 31, 2016	January 2, 2016
Current assets	$–	$–
Non-current assets	2,081	1,984
Non-current liabilities	–	–
	$2,081	$1,984

In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-17, “Income Taxes” which simplifies the balance sheet presentation of deferred income taxes. The Company has adopted the provisions of the standard for its 2016 consolidated financial statements including retroactive reclassifications of the $1,657 current deferred income tax asset as of January 2, 2016 to a non-current deferred income tax asset. This reclassification does not have a significant impact on the Company’s consolidated balance sheet and has no effect on the net loss.

Future utilization of net operating loss (“NOL”) and tax credit carryforwards is subject to certain limitations under provisions of Section 382 of the Internal Revenue Code (“IRC”). This section relates to a 50 percent change in control over a three-year period. We believe that the issuance of common stock during 1999 resulted in an “ownership change” under Section 382. Accordingly, our ability to utilize NOL and tax credit carryforwards generated prior to February 1999 is limited to approximately $56 per year.

As of December 31, 2016, we had a foreign tax credit carryforward of $256 and a federal NOL of $209 not subject Section 382 of the IRC. We also had state NOL carryforwards of $425.  The state NOL carryforwards are available to offset future taxable income or reduce taxes payable through 2030.  These state loss carryforwards began expiring in 2011. In Canada, we had federal and provincial NOL carryforwards of $85.

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% percent likelihood of being realized upon ultimate settlement with the relevant tax authority. As of December 31, 2016 and January 2, 2016, we did not have any material uncertain tax positions.

It is our practice to recognize interest related to income tax matters as a component of interest expense and penalties as a component of selling, general and administrative expense. As of December 31, 2016 and January 2, 2016, we had an immaterial amount of accrued interest and penalties.

We are subject to income taxes in the U.S. federal jurisdiction, foreign jurisdictions and various state jurisdictions. Tax regulations from each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal, foreign, state or local income tax examinations by tax authorities for the years before 2012. We are not currently under examination by any taxing jurisdiction.

We had no significant unrecognized tax benefits as of December 31, 2016, that would reasonably be expected to affect our effective tax rate during the next twelve months.

10.          Shareholders’ Equity

Common Stock: During fiscal year 2016, 50 shares of common stock were granted from the 2011 Stock Compensation Plan (the “2011 Plan”) to the Company’s CEO and the corresponding fair value of $62 was included in share-based compensation. 85 shares of common stock were granted from the 2011 Plan to a contractor in lieu of professional services. 620 shares of common stock were granted and issued for entering into a convertible note agreement. During fiscal year 2015, stock options to purchase 13 shares of common stock were exercised that resulted in cash proceeds of $24 and had an intrinsic value of $10. In 2015, 100 shares of common stock were granted from the 2011 Plan to the Company's then CEO and the corresponding fair value of $114 was included in share-based compensation.

Stock options: The 2016 Plan authorizes the granting of awards in any of the following forms: (i) incentive stock options, (ii) nonqualified stock options, (iii) restricted stock awards, and (iv) restricted stock units, and expires on the earlier of October 28, 2026, or the date that all shares reserved under the 2016 Plan are issued or no longer available. The 2016 Plan provides for the issuance of up to 2,000 shares of common stock pursuant to awards granted under the 2016 Plan. Options granted to employees typically vest over two years, while grants to non-employee directors vest in six months. As of December 31, 2016, 20 options were outstanding under the 2016 Plan. Our 2011 Plan authorizes the granting of awards in any of the following forms: (i) stock options, (ii) stock appreciation rights, and (iii) other share-based awards, including but not limited to, restricted stock, restricted stock units or performance shares, and expires on the earlier of May 12, 2021, or the date that all shares reserved under the 2011 Plan are issued or no longer available. Options granted to employees typically vest over two years, while grants to non-employee directors vest in six months. As of December 31, 2016, 485 options were outstanding under the 2011 Plan. No additional awards will be granted under the 2011 Plan after the adoption of the 2016 Plan. Our 2006 Stock Option Plan (the “2006 Plan”) expired on June 30, 2011, but the options outstanding under the 2006 Plan continue to be exercisable in accordance with their terms. As of December 31, 2016, 206 options were outstanding to employees and non-employee directors under the 2006 Plan. We issue new common stock when stock options are exercised. The Company periodically grants stock options that vest based upon the achievement of performance targets. For performance based options, the Company evaluates the likelihood of the targets being met and records the expense over the probable vesting period.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for fiscal years 2016 and 2015:

	For the fiscal years ended
	December 31, 2016	January 2, 2016
Expected dividend yield	–	–
Expected stock price volatility	85.44%	84.80%
Risk-free interest rate	2.16%	2.16%
Expected life of options (years)	10.00	10.00

Additional information relating to all outstanding options is as follows (in thousands, except per share data):

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Balance at January 3, 2015	905	$3.25
Granted	130	1.33
Exercised	(12)	1.89
Cancelled/expired	(173)	4.63
Forfeited	(70)	2.67
Balance at January 2, 2016	780	2.70	$–	5.23
Granted	30	1.05
Cancelled/expired	(51)	0.88
Forfeited	(49)	2.85
Balance at December 31, 2016	710	$2.62	$–	4.66

Options exercisable at December 31, 2016	651	$2.67	$–

The weighted average fair value per option of options granted during fiscal years 2016 and 2015 was $0.88 and $1.12, respectively. We recognized share-based compensation expense of $245 and $316 for fiscal years 2016 and 2015, respectively.  The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $1.12 on December 31, 2016, which theoretically could have been received by the option holders had all option holders exercised their options as of that date.  As of December 31, 2016, there were no in-the-money options exercisable.

Based on the value of options outstanding as of December 31, 2016, estimated future share-based compensation expense is as follows:

Fiscal year 2017	$32
Fiscal year 2018	–
$32

The estimate above does not include any expense for additional options that may be granted and vest during 2017.

Warrants:  On November 8, 2016, we issued a warrant to Energy Efficiency Investments, LLC (EEI) to purchase 167 shares of common stock at a price of $0.68 per share. The fair value of the warrant issued was $106 and it was exercisable in full at any time during a term of five years. The fair value per share of common stock underlying the warrant issued to EEI was $0.63 based on our closing stock price of $0.95. The exercise price may be reduced and the number of shares of common stock that may be purchased under the warrant may be increased if the Company issues or sells additional shares of common stock at a price lower than the then-current warrant exercise price or the then-current market price of the common stock. The shares underlying the warrant include legal restrictions regarding the transfer or sale of the shares. The fair value of the EEI warrant was recorded as deferred financing costs and is being amortized over the term of the commitment.

As of December 31, 2016, we had fully vested warrants outstanding to purchase 24 shares of common stock at a price of $3.55 per share and expire in May 2020 and 167 share of common stock at a price of $0.68 per share.

Preferred Stock: Our amended Articles of Incorporation authorize two million shares of preferred stock that may be issued from time to time in one or more series having such rights, powers, preferences and designations as the Board of Directors may determine. To date no such preferred shares have been issued.

11.          Major Customers and Suppliers

For the fiscal year ended December 31, 2016, no customer represented more than 10% of our total revenues. For the fiscal year ended January 2, 2016, no customer represented more than 10% of our total revenues. As of December 31, 2016, two customers, each represented more than 10% of our total trade receivables, for a total of 25% of our total trade receivables. As of January 2, 2016, two customers, each represented more than 10% of our total trade receivables, for a total of 39% of our total trade receivables.

During the two fiscal years ended December 31, 2016 and January 2, 2016, we purchased a vast majority of appliances for resale from three suppliers.  We have and are continuing to secure other vendors from which to purchase appliances. However, the curtailment or loss of one of these suppliers or any appliance supplier could adversely affect our operations.

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

The decrease in recycling segment revenues for the fiscal year ended December 31, 2016, presented in the following table was the result of a decrease in revenues related to appliance replacement programs, recycling programs and a significant decline in byproduct revenues that resulted from decreases in the prices of the byproducts that we sell.

The following tables present our segment information for fiscal years 2016 and 2015:

	For the fiscal years ended
	December 31, 2016	January 2, 2016
Revenues:
Retail	$61,551	$65,637
Recycling	42,038	46,202
Total revenues	$103,589	$111,839
Operating income (loss):
Retail	$(1,646)	$(1,741)
Recycling	1,101	(2,363)
Total operating income	$(545)	$(4,104)
Cash capital expenditures:
Retail	$33	$121
Recycling	342	283
Total cash capital expenditures	$375	$404
Depreciation and amortization expense:
Retail	$216	$197
Recycling	1,048	1,073
Total depreciation and amortization expense	$1,264	$1,270

Interest expense:
Retail	$251	$437
Recycling	1,168	855
Total interest expense	$1,419	$1,292

	December 31, 2016	January 2, 2016
Assets:
Retail	$17,559	$18,088
Recycling	24,297	28,691
Total assets	$41,856	$46,779

Certain items have been reclassified from prior year for presentation with no effect to net income.

13.          Defined Contribution Plan

We have a defined contribution salary deferral plan covering substantially all employees under Section 401(k) of the Internal Revenue Code. We contribute an amount equal to 10 cents for each dollar contributed by each employee up to a maximum of 5% of each employee’s compensation. We recognized expense for contributions to the plans of $62 and $84 for fiscal years 2016 and 2015, respectively.

14.          Related Party

Mr. Isaac, the Company’s Chief Executive Officer, is the father to Jon Isaac CEO of Live Ventures and managing member of Isaac Capital Group, a 9% shareholder of the Company. The board of directors of the Company and Live Ventures Incorporated have common directors: Tony Isaac, Richard Butler and Dennis Gao. ARCA Recycling sub-leases call center space from Live Ventures in Las Vegas, NV. Total amount of sublease rent was $35 for year ending December 31, 2016.

15.          Subsequent Event

The Company sold and leased back its Compton building over an initial lease term of six months which can be terminated with a 30 day notice. The net proceeds from the sale were used to pay down our term and revolving loans with PNC Bank, National Association.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act") as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Acting Chief Financial Officer (“CFO”), in a manner that allows timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our CEO and CFO concluded that, as of December 31, 2016, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016, based upon the framework in “2013 Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that our internal control over financial reporting was effective as of December 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors and executive officers of the Company is set forth under the headings “Nominees” and “Information Concerning Officers and Key Employees Who Are Not Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” to be included in our 2017 Proxy Statement, is incorporated herein by reference into this section.

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

Information regarding executive compensation is set forth under the heading “Executive Compensation” to be included in our 2017 Proxy Statement, is incorporated herein by reference into this section.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is set forth under the heading “Common Stock Ownership” to be included in our 2017 Proxy Statement, is incorporated herein by reference into this section.

The following table gives aggregate information under our equity compensation plans as of December 31, 2016:

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options and Warrants	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans, Excluding Securities Reflected in Column (a)
Equity compensation plans approved by shareholders	710,250	$2.62	1,980,000
Equity compensation plans not approved by shareholders	23,500	$3.55	–
Total	733,750	$2.65	1,980,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding director independence and certain relationships and related transactions is set forth under the headings “Director Independence” and “Review, Approval or Ratification of Transactions with Related Persons” to be included in our 2017 Proxy Statement, is incorporated herein by reference into this section.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is set forth under the heading “Independent Registered Public Accounting Firm” to be included in our 2017 Proxy Statement, is incorporated herein by reference into this section.

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

March 31, 2017	APPLIANCE RECYCLING CENTERS OF AMERICA, INC. (Registrant)

	By	/s/ Tony Isaac
Tony Isaac
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer
/s/ Tony Isaac	Chief Executive Officer	March 31, 2017
Tony Isaac

Principal Financial and Accounting Officer
/s/ Tony Isaac	Acting Chief Financial Officer	March 31, 2017
Tony Isaac

Directors
/s/ Tony Isaac	Director	March 31, 2017
Tony Isaac

/s/ Richard Butler	Director	March 31, 2017
Richard Butler

/s/ Dennis Gao	Director	March 31, 2017
Dennis Gao

/s/ Timothy Matula	Director	March 31, 2017
Timothy Matula

Index to Exhibits

Exhibit No.	Description
3.1+	Restated Articles of Incorporation of Appliance Recycling Centers of America, Inc. as amended January 24, 2017
3.2	Bylaws of Appliance Recycling Centers of America, Inc. as amended December 26, 2007 [filed as Exhibit 3.2 to the Company’s Form 8-K filed on January 2, 2008 (File No. 0-19621) and incorporated herein by reference].
10.1*	2006 Stock Option Plan [filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-163804) and incorporated herein by reference].
10.2*	2011 Stock Compensation Plan [filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-176591) and incorporated herein by reference].
10.3*+	2016 Equity Incentive Plan.
10.4	Revolving Credit, Term Loan and Security Agreement dated January 24, 2011, between PNC Bank, National Association and the Company [filed as Exhibit No. 10.11 to the Company’s Form 10-K for the year ended January 1, 2011 (File No. 0-19621) and incorporated herein by reference].
10.5	Amendment No. 1, dated December 30, 2011, to Revolving Credit, Term Loan and Security Agreement dated January 24, 2011, between PNC Bank, National Association and the Company [filed as Exhibit No. 10.8 to the Company's Form 10-K for the year ended December 31, 2011 (File No. 0-19621) and incorporated herein by reference].
10.6	Amendment No. 2, dated March 22, 2012, to Revolving Credit, Term Loan and Security Agreement dated January 24, 2011, between PNC Bank, National Association and the Company [filed as Exhibit No. 10.1 to the Company's Form 10-Q for the quarter ended March 31, 2012 (File No. 0-19621) and incorporated herein by reference].
10.7	Amendment No. 3, dated March 14, 2013, to Revolving Credit, Term Loan and Security Agreement dated January 24, 2011, between PNC Bank, National Association and the Company [filed as Exhibit No. 10.10 to the Company's Form 10-K for the year ended December 29, 2012 (File No. 0-19621) and incorporated herein by reference].
10.8	Amendment No. 4, dated September 27, 2013, to Revolving Credit, Term Loan and Security Agreement dated January 24, 2011, between PNC Bank, National Association and the Company [filed as Exhibit No. 10.3 to the Company's Form 10-Q for the quarter ended September 28, 2013 (File No. 0-19621) and incorporated herein by reference].

10.9	Amendment No. 5, dated January 22, 2016, to Revolving Credit, Term Loan and Security Agreement dated January 24, 2011, between PNC Bank, National Association and the Company.
10.10+	Amendment No. 6, dated January 31, 2017, to Revolving Credit, Term Loan and Security Agreement dated January 24, 2011, between PNC Bank, National Association and the Company.
10.11	Term Loan dated January 24, 2011, between PNC Bank, National Association and ARCA Advanced Processing, LLC [filed as Exhibit No. 10.12 to the Company's Form 10-K for the year ended January 1, 2011 (File No. 0-19621) and incorporated herein by reference].

10.12	Term Loan facility dated March 10, 2011, between Susquehanna Bank and ARCA Advanced Processing, LLC, pursuant to the guidelines of the U.S. Small Business Administration 7(a) Loan Program, including $2,100,000 term loan, $1,400,000 term loan and $1,250,000 term loan, guaranties by the Company and others, and security agreements [filed as Exhibit No. 10.13 to the Company’s Form 10-Q for the quarter ended April 2, 2011 (File No. 0-19621) and incorporated herein by reference].
10.13	ARCA Advanced Processing, LLC Joint Venture Agreement dated October 20, 2009, between 4301 Operations, LLC and the Company, as amended by Amendment No.1 dated June 3, 2010, and Amendment No. 2 dated February 15, 2011 [filed as Exhibit No. 10.16 to the Company's Form 10-K for the year ended December 28, 2013 (File No. 0-19621) and incorporated herein by reference].

10.14	Securities Purchase Agreement dated November 8, 2016, between Energy Efficiency Investments, LLC and the Company [filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended October 1, 2016 (File No. 0-19621) and incorporated herein by reference].
10.15	Form of 3% Original Issue Discount Senior Convertible Promissory Note issuable under Securities Purchase Agreement dated November 8, 2016, between Energy Efficiency Investments, LLC and the Company [filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended October 1, 2016 (File No. 0-19621) and incorporated herein by reference].
10.16

Form of Common Stock Purchase Warrant issuable under Securities Purchase Agreement dated November 8, 2016, between Energy Efficiency Investments, LLC and the Company [filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended October 1, 2016 (File No. 0-19621) and incorporated herein by reference].

10.17+	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate dated December 12, 2016, between Terreno Acacia LLC and the Company.
21.1+	Subsidiaries of Appliance Recycling Centers of America, Inc.
23.1+	Consent of Anton & Chia, LLP, Independent Registered Public Accounting Firm.
23.2+	Consent of Baker Tilly Virchow Krause, LLP, Independent Registered Public Accounting Firm.
31.1+	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	The following materials from our Annual Report on Form 10-K for the fiscal year ended January 2, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Notes to Consolidated Financial Statements, and (vI) document and entity information.
*	Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(a)3 of this Form 10-K.
+	Filed herewith.
†	Furnished herewith.
‡	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
**	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

