Form 10-K/A
period 2016-12-31
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2017-04-13
CIK 862861

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

EXPLANATORY NOTE

This Amendment No. 1 amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed by Appliance Recycling Centers of America, Inc. (the “Company”) with the Securities and Exchange Commission (“SEC”) on March 31, 2017 (the “Original Filing”). The Company is filing this Amendment No. 1 to include the information required by Part III of Form 10-K. The information required by Items 10-14 of Part III is no longer being incorporated by reference to the Proxy Statement as the Proxy Statement is not expected to be filed with the SEC within 120 days of December 31, 2016. The Company is also filing this Amendment No. 1 to include a revised version of Exhibit 23.2+ which was listed but previously filed incorrectly.  Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing, and the Company has not updated disclosures included therein to reflect any subsequent events.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our directors and officers:

Name	Position with Company	Age
Richard D. Butler	Director	68
Timothy Matula	Director	56
Dennis (De) Gao	Director	36
Tony Isaac	Director, Chief Executive Officer, Acting Chief Financial Officer	62
Edward R. Cameron	President ARCA Recycling, Inc.	76
Bradley S. Bremer	President ApplianceSmart, Inc.	48
Rachel L. Holmes	Executive Vice President ARCA Recycling, Inc.	53
James P. Harper	Chief Operating Officer	47

Richard D. Butler, Jr. has been a director of the Company since May 2015. Mr. Butler is the owner of Solution Provider Services, an advisory firm which provides real estate, corporate and financial advisory services, since 1999, and is the co-Founder, Managing Director and major shareholder of Ref-Razzer Company, a whistle manufacturing and vending company, since 2005. Prior to this, Mr. Butler was the Co-Founder and Executive Vice President of Aspen Healthcare, Inc., from 1996 to 1999. From 1993 to 1996, Mr. Butler was a Managing Director at Landmark Financial and from 1989 to 1993 he was a Partner at Cal Ventures Real Estate Investment Group. Prior to this, Mr. Butler has also served as the President and Chief Executive Officer of Mt. Whitney Savings Bank, Chief Executive Officer of First Federal Mortgage Bank, Chief Executive Officer of Trafalgar Mortgage, and Executive Officer and Member of the President’s Advisory Committee at State Savings & Loan Association (peak assets $14 billion) and American Savings & Loan Association (NYSE: FCA; peak assets $34 billion). Mr. Butler has served on the board of directors of Live Ventures Incorporated (NASDAQ: LIVE), a company providing specialized online marketing solutions to small-to-medium sized local business that boost customer awareness and merchant visibility, since August 2006 (including YP.com from 2006 to 2007). Mr. Butler has been a director of Dataram Corporation (NASDAQ: DRAM), an independent memory manufacturer, which develops, manufactures, and markets large capacity memory products primarily used in servers and workstations worldwide, since November 2014. Mr. Butler attended Bowling Green University in Ohio, San Joaquin Delta College in California, and Southern Oregon State College. Mr. Butler brings to the Board extensive experience in financial management and executive roles, which enable him to provide important expertise in financial, operating and strategic matters that impact our Company.

Timothy M. Matula has been a director of the Company since August 2016. Mr. Matula is an independent consultant and advises a number of different companies. He joined Shearson Lehman Brothers as a financial consultant in 1992. In 1994 he joined Prudential Securities and when he left Prudential in 1997, he was Associate Vice President, Investments, Quantum Portfolio Manager. In April 2007, Mr. Matula entered into a consent order with the Securities Division of the Washington State Department of Financial Institutions (the “Securities Division”), which required Mr. Matula to cease and desist from operating as an investment adviser in Washington in any manner in violation of Washington law and to pay a fine. Mr. Matula had previously been operating as an investment adviser in Washington but had not been registered as such with the Securities Division. Mr. Matula brings to the Board a broad range of business experience, investors’ relations and finance. Mr. Matula has extensive experience in SEC and Sarbanes-Oxley compliance matters and accounting matters. He also has over 15 years’ experience working in Asia with privately held and publicly-held traded companies. He holds a Bachelor of Science degree in business administration from California State University.

Dennis (De) Gao has been a director of the Company since May 2015. Mr. Gao co-founded and, from July 2010 to March 2013, served as the CFO at Oxstones Capital Management, a privately held company and a social and philanthropic enterprise, serving as an idea exchange for the global community. Prior to establishing Oxstones Capital Management, from June 2008 until July 2010, Mr. Gao was a product owner at The Procter & Gamble Company for its consolidation system and was responsible for the Procter & Gamble’s financial report consolidation process. From May 2007 to May 2008, Mr. Gao was a financial analyst at the Internal Revenue Service's CFO division. Mr. Gao has served as a director of Live Ventures Incorporated (NASDAQ: LIVE) and as a member of the Audit Committee of Live Ventures Incorporated since January 2012. Mr. Gao has a dual major Bachelor of Science degree in Computer Science and Economics from University of Maryland, and an M.B.A. specializing in finance and accounting from Georgetown University’s McDonough School of Business. Mr. Gao has significant finance, accounting and operational experience and brings substantial finance and accounting expertise to the Board.

Tony Isaac has been a director of the Company since May 2015 and Chief Executive Officer of the Company since May 2016. He served as Interim Chief Executive Officer of the Company from February 2016 until May 2016. Mr. Isaac has served as Financial Planning and Strategist/Economist of Live Ventures Incorporated (NASDAQ: LIVE), a company providing specialized online marketing solutions to small-to-medium sized local business that boost customer awareness and merchant visibility, since July 2012. He is the Chairman and Co-Founder of Isaac Organization, a privately held investment company. Mr. Isaac has invested in various companies, both private and public from 1980 to present. Mr. Isaac’s specialty is negotiation and problem-solving of complex real estate and business transactions. Mr. Isaac has served as a director of Live Ventures Incorporated since December 2011. Mr. Isaac graduated from Ottawa University in 1981, where he majored in Commerce and Business Administration and Economics. Mr. Isaac has significant investment and financial expertise and public board experience.

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

James P. Harper is the Company’s Senior Vice President and Chief Operating Officer, a position he has held since October 2016. Mr. Harper is responsible for overseeing the Company’s ongoing business operations for ARCA’s recycling business and ApplianceSmart retail store business, and is instrumental in providing strategic direction to the Company as it continues its growth, optimizing operational effectiveness and focusing on driving increased customer satisfaction and customer experiences. Mr. Harper served most recently as Vice President of Business Development and Sales with CLEAResult, a leading energy efficiency services provider, from 2011 to 2015.  He previously served as sales executive at EnerNOC, and prior to that worked for over 15 years in senior level positions at Accenture and Deloitte Consulting providing management consulting to electric and gas utilities on both supply-side and customer-side initiatives and projects.

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

Based solely on its review of copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 2016, its officers, directors and 10% shareholders timely complied with all Section 16(a) filing requirements, except as follows: Mr. Gao and Mr. Butler filed late Form 4s on April 13, 2017, reporting grants of stock options on December 29, 2016 upon their reelection to the Board of Directors.

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

Audit Committee

The Audit Committee of the Board of Directors is comprised entirely of non-employee directors. In fiscal 2016, the members of the Audit Committee were Mr. Isaac (until February 29, 2016, Mr. Gao, Mr. Butler and Mr. Matula (commencing August 19, 2016), each of whom was also an “independent” director as defined under NASDAQ rules. Mr. Isaac resigned from the Audit Committee upon his appointment as Interim CEO on February 29, 2016, and Mr. Butler was named Chairman of the committee. Mr. Matula was appointed to the board and the Audit Committee on August 19, 2016. The Audit Committee is responsible for selecting and approving the Company’s independent auditors, for relations with the independent auditors, for review of internal auditing functions (whether formal or informal) and internal controls, and for review of financial reporting policies to assure full disclosure of financial condition. The Audit Committee operates under a written charter adopted by the Board of Directors, which is posted on the Company’s website at www.ARCAInc.com under the caption “Investor Relations - Corporate Governance.” The Board has determined that Mr. Butler is an “audit committee financial expert” as defined in SEC rules.

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

Compensation and Benefits Committee

The Compensation Committee of the Board of Directors is comprised entirely of non-employee directors. In fiscal 2016, the members of the Compensation Committee were Mr. Isaac (until February 29, 2016), Mr. Gao, Mr. Butler (Chairman) and Mr. Matula (commencing August 19, 2016), each of whom was also an “independent” director as defined under NASDAQ rules. Mr. Isaac resigned from the Compensation Committee upon his appointment as Interim CEO on February 29, 2016. Mr. Matula was appointed to the board and the Compensation Committee on August 19, 2016. The Compensation Committee is responsible for review and approval of officer salaries and other compensation and benefits programs and determination of officer bonuses. Annual compensation for the Company’s executive officers, other than the CEO, is recommended by the CEO and approved by the Compensation Committee. The annual compensation for the CEO is recommended by the Compensation Committee and formally approved by the full Board of Directors. The Compensation Committee may approve grants of equity awards under the Company’s stock compensation plans.

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

Governance Committee

The Nominating and Corporate Governance Committee (the "Governance Committee") is comprised entirely of non-employee directors. In fiscal 2016, the members of the Governance Committee were Mr. Isaac (until February 29, 2016), Mr. Gao (Chairman), Mr. Butler and Mr. Matula (commencing August 19, 2016), each of whom was also an “independent” director as defined under NASDAQ rules. Mr. Isaac resigned from the Governance Committee upon his appointment as Interim CEO on February 29, 2016. Mr. Matula was appointed to the board and the Governance Committee on August 19, 2016. The primary purpose of the Governance Committee is to ensure an appropriate and effective role for the Board of Directors in the governance of the Company.  The principal recurring duties and responsibilities of the Governance Committee include (i) making recommendations to the Board regarding the size and composition of the Board, (ii) identifying and recommending to the Board of Directors candidates for election as directors, (iii) reviewing the Board’s committee structure, composition and membership and recommending to the Board candidates for appointment as members of the Board’s standing committees, (iv) reviewing and recommending to the Board corporate governance policies and procedures, (v) reviewing the Company’s Code of Business Ethics and Conduct and compliance therewith, and (vi) ensuring that emergency succession planning occurs for the positions of Chief Executive Officer, other key management positions, the Board chairperson and Board members. The Governance Committee operates under a written charter adopted by the Board of Directors in March 2011, which is posted on the Company’s website at www.ARCAInc.com under the caption “Investor Relations - Corporate Governance.”

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

The following table sets forth the cash and non-cash compensation for fiscal years ended December 31, 2016 and January 2, 2016 earned by each person who served as Chief Executive Officer during 2016, and our other two most highly compensated executive officers who held office as of December 31, 2016 (“named executive officers”):

Summary Compensation Table for Fiscal Year Ended December 31, 2016

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Award ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Tony Isaac (1) Chief Executive Officer	2016	338,462	--	62,000 (4)	--	--	400,462

Edward R. Cameron (2) President of ARCA Recycling, Inc.; former Chairman of the Board; former President and CEO	2016 2015	300,000 300,000	-- --	-- 114,000 (5)	-- 96,000 (6)	-- --	300,000 417,528

Jeffery Ostapeic (3) Chief Financial Officer	2016 2015	93,323 180,000	100,000 --	-- --	-- --	3,600 7,200	196,923 187,200

Bradley S. Bremer President of ApplianceSmart, Inc.	2016 2015	169,950 169,950	-- --	-- --	-- --	-- --	169,950 169,950

______________________

(1)	Mr. Isaac served as Interim Chief Executive Officer of the Company from February 29, 2016 until May 13, 2016, when he was appointed Chief Executive Officer of the Company. He was paid an annual salary of $550,000.

(2)

Mr. Cameron served as President and Chief Executive Officer of the Company from 1989 through August 13, 2014, and from May 18, 2015 until February 29, 2016, when he was appointed President of ARCA Recycling, Inc.

(3)	Mr. Ostapeic was appointed Chief Financial Officer of the Company effective December 18, 2014. He was paid an annual salary of $180,000 and provided a $600 per month car allowance. Mr. Ostapeic resigned as Chief Financial Officer of the Company effective July 1, 2016. In connection with his departure, the Company paid Mr. Ostapeic a bonus of $100,000.

(4)	This amount reflects the fair value of a stock grant awarded to Mr. Isaac during fiscal 2016. The shares were fully vested upon grant. See Note 10 to the Company's consolidated financial statements.

(5)	This amount reflects the fair value of a stock grant awarded to Mr. Cameron during fiscal 2015. The shares were fully vested upon grant. See Note 11 to the Company's consolidated financial statements.

(6)	This amount reflects the fair value of the options granted to Mr. Cameron during fiscal 2015. See Note 2 to the Company’s consolidated financial statements for discussion of the assumptions made in the valuation of option grants.

Outstanding Equity Awards at December 31, 2016

The following table provides a summary of equity awards outstanding for our Named Executive Officers at December 31, 2016:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Tony Isaac	10,000	(1)	--	1.98	05/18/2025

Edward R. Cameron	35,000	(2)	--	2.30	08/16/2017
Edward R. Cameron	5,000	(3)	--	4.25	02/24/2018
Edward R. Cameron	100,000	(4)	--	1.89	05/09/2020
Edward R. Cameron	23,334	(5)	11,666 (5)	3.00	02/26/2021
Edward R. Cameron	50,000	(6)	50,000 (6)	1.14	09/01/2025

Bradley S. Bremer	15,000	(7)	--	3.55	05/13/2017
Bradley S. Bremer	5,000	(3)	--	4.25	02/24/2018
Bradley S. Bremer	7,500	(4)	--	1.89	05/09/2020
Bradley S. Bremer	10,000	(6)	5,000 (6)	3.00	02/26/2021

_______________________

(1)	Options granted May 18, 2015 and vested six months thereafter.

(2)	Options granted August 16, 2010 and vested twelve months thereafter.

(3)	Options granted February 24, 2011 and vested twelve months thereafter.

(4)	Options granted May 9, 2013 and vested on various dates in the twenty-four months thereafter.

(5)	Options granted February 26, 2014 and will vest in three equal installments on each anniversary

(6)	Options granted September 1, 2015 and 50,000 vested immediately and 50,000 vested on the first anniversary.

(7)	Options granted May 13, 2010 and vested twelve months thereafter.

Stock Option Plans

The Company uses stock options to attract and retain executives, directors, consultants and key employees. Stock options are currently outstanding under three stock option plans. The Company’s 2016 Equity Incentive Plan (the “2016 Plan”) was adopted by the Board of Directors in October 2016 and approved by the shareholders at the 2016 annual meeting of shareholders. Under the 2016 Plan, the Company has reserved an aggregate of 2,000,000 shares of its common stock for option grants. The Company’s 2011 Stock Compensation Plan (the “2011 Plan”) was adopted by the Board of Directors in March 2011 and approved by the shareholders at the 2011 annual meeting of shareholders. Under the 2011 Plan, the Company reserved an aggregate of 700,000 shares of its common stock for option grants. The 2011 Plan expired on December 29, 2016, but options granted under the 2011 Plan before it expired will continue to be exercisable in accordance with their terms. The Company’s 2006 Stock Option Plan (the “2006 Plan”) was adopted by the Board of Directors in March 2006 and approved by the shareholders at the 2006 annual meeting of shareholders. The 2006 Plan expired on June 30, 2011, but options granted under the 2006 Plan before it expired will continue to be exercisable in accordance with their terms. As of March 31, 2017, options to purchase an aggregate of 710,250 shares were outstanding, including options for 20,000 shares under the 2016 Plan, options for 484,500 shares under the 2011 Plan and options for 205,750 shares under the 2006 Plan. The Plans are administered by the Compensation Committee or the full Board of Directors acting as the Committee.

The 2016 Plan permits the grant of the following types of awards, in the amounts and upon the terms determined by the Administrator:

•	Options. Options may either be incentive stock options (“ISOs”) which are specifically designated as such for purposes of compliance with Section 422 of the Internal Revenue Code or non-qualified stock options (“NSOs”). Options shall vest as determined by the Administrator, subject to certain statutory limitations regarding the maximum term of ISOs and the maximum value of ISOs that may vest in one year. The exercise price of each share subject to an ISO will be equal to or greater than the fair market value of a share on the date of the grant of the ISO, except in the case of an ISO grant to a stockholder who owns more than 10% of the Company’s outstanding shares, in which case the exercise price will be equal to or greater than 110% of the fair market value of a share on the grant date. The exercise price of each share subject to an NSO shall be determined by the Board at the time of grant but will be equal to or greater than the fair market value of a share on the date of grant. Recipients of options have no rights as a stockholder with respect to any shares covered by the award until the award is exercised and a stock certificate or book entry evidencing such shares is issued or made, respectively.

•	Restricted Stock Awards. Restricted stock awards consist of shares granted to a participant that are subject to one or more risks of forfeiture. Restricted stock awards may be subject to risk of forfeiture based on the passage of time or the satisfaction of other criteria, such as continued employment or Company performance. Recipients of restricted stock awards are entitled to vote and receive dividends attributable to the shares underlying the award beginning on the grant date.

•	Restricted Stock Units. Restricted stock units consist of a right to receive shares (or cash, in the Administrator’s discretion) on one or more vesting dates in the future. The vesting dates may be based on the passage of time or the satisfaction of other criteria, such as continued employment or Company performance. Recipients of restricted stock units have no rights as a stockholder with respect to any shares covered by the award until the date a stock certificate or book entry evidencing such shares is issued or made, respectively.

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

Non-employee directors of the Company receive an annual fee of $24,000 for their service as directors. The Chairperson of the Audit Committee receives an additional annual fee of $6,000. All of the Company’s directors are reimbursed for reasonable travel expenses incurred in attending meetings.

Non-employee directors also receive stock options under the 2016 Equity Incentive Plan. Each year, on the date of the Company’s annual meeting, non-employee directors receive an option to purchase 10,000 shares of common stock. In addition, upon their initial appointment or election to the Board, non-employee directors receive a one-time grant of options to purchase 10,000 shares of common stock. Generally, such options become exercisable in full six months after the date of grant and expire ten years from the date of grant.

The table below presents cash and non-cash compensation paid to non-employee directors during the last fiscal year.

Non-Management Director Compensation for Fiscal Year Ended December 31, 2016

Name (1) (2)	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Tony Isaac (3)	8,426	--	--	8,426
Dennis (De) Gao	26,917	8,900 (4)	--	35,817
Richard D. Butler	32,708	8,900 (4)	--	41,608
Timothy Matula	9,000	8,700 (4)	--	17,700

_______________________

(1)	Edward R. Cameron has been omitted from this table since he received no additional compensation for serving as a director of the Company. Mr. Cameron's compensation is described above under “Executive Compensation.”

(2)	From January 2016 until June 2016, non-employee directors of the Company received an annual fee of $15,000 for their service as directors and an attendance fee of $1,000 per Board meeting. The Chairperson of the Audit Committee received an additional annual fee of $10,000 and each other member of the Audit Committee received an additional annual fee of $5,000. The Chairperson of the Compensation and Benefits Committee received an additional annual fee of $1,500, and the Chairperson of the Nominating and Governance Committee received an additional annual fee of $1,000. All of the Company’s directors were reimbursed for reasonable travel expenses incurred in attending meetings.

(3)	Tony Isaac was appointed to Interim Chief Executive Officer on February 29, 2016 and to Chief Executive Officer on May 13, 2016.

(4)	These amounts reflect the fair value of the options granted during fiscal 2016. See Note 2 to the Company’s consolidated financial statements for discussion of the assumptions made in the valuation of option grants. At fiscal year-end, the non-management directors held options to purchase shares of common stock as follows: Mr. Gao, 20,000 shares; Mr. Butler, 20,000 shares; and Mr. Matula, 10,000 shares.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth as of March 31, 2017 the beneficial ownership of common stock by each of the Company’s directors, each of the executive officers, and all directors and executive officers of the Company as a group, as well as information about beneficial owners of 5% or more of the Company’s common stock. Beneficial ownership includes shares that may be acquired in the next 60 days through the exercise of options or warrants.

Beneficial Owner	Position with Company	Number of Shares Beneficially Owned (1)	Percent of Outstanding (2)
Directors and executive officers:
Tony Isaac (4)	Director, Chief Executive Officer and Acting Chief Financial Officer	60,000	*
Edward R. Cameron (3) (4)	President ARCA Recycling, Inc.	697,467	10.1%
Jeffery Ostapeic (4)	Former Chief Financial Officer	--	*
Bradley S. Bremer (4)	President of ApplianceSmart, Inc.	52,600	*
Richard D. Butler (4)	Director	10,000	*
Timothy T. Matula (4)	Director	10,000	*
Dennis (De) Gao (4)	Director	10,000	*
All directors and executive officers as a group (9 persons) (4)		882,317	12.5%
Other 5% shareholders:
Isaac Capital Group, LLC (5)		587,890	8.8%
Medallion Capital, Inc. (6)		467,000	7.0%
Abacab Capital Management (7)		439,587	6.6%
Energy Efficiency Investments, LLC (8)		669,901	9.9%

_______________________

* Indicates ownership of less than 1% of the outstanding shares

_______________________

(1)	Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to such shares.

(2)	Applicable percentage of ownership is based on 6,655,365 shares of common stock outstanding as of March 31, 2017 plus, for each shareholder, all shares that such shareholder could purchase within 60 days upon the exercise of existing stock options and warrants.

(3)	Includes 302,690 shares that are pledged to secure a personal line of credit. The address for Mr. Cameron is 175 Jackson Avenue North, Suite 102, Minneapolis, Minnesota 55343.

(4)	Includes shares which could be purchased within 60 days upon the exercise of existing stock options or warrants, as follows: Mr. Isaac, 10,000 shares; Mr. Cameron, 275,000 shares; Mr. Bremer, 42,500 shares; Ms. Holmes, 41,000 shares; Mr. Butler, 10,000 shares; Mr. Matula, 10,000 shares; Mr. Gao, 10,000 shares; and all directors and executive officers as a group, 398,500 shares.

(5)	According to a Schedule 13D/A filed October 5, 2015, Isaac Capital Group, LLC (“Isaac Capital”) beneficially owned 587,890 shares of common stock. Isaac Capital has sole dispositive power as to all 587,890 shares and sole voting power as to 587,890 shares. The address for Isaac Capital is 3525 Del Mar Heights Road, Suite 765, San Diego, CA 92130.

(6)	According to a Schedule 13D/A filed March 28, 2017, Medallion Capital, Inc. (“Medallion”) beneficially owned 467,000 shares of common stock. Medallion has sole dispositive and voting power as to all 467,000 shares. The address for Medallion is 3000 West County Road 42, Suite 301, Burnsville, MN 55337-4827.

(7)	According to a Schedule 13G filed March 11, 2015, Abacab Capital Management, LLC (“Abacab”) beneficially owned 439,587 shares of common stock. Abacab has sole dispositive and voting power as to all 439,587 shares. The address for Abacab is 33 W. 38th Street, New York, NY 10018.

(8)	Energy Efficiency Investments, LLC (“EEI”) beneficially owns 669,901 shares of common stock, including 50,354 shares issuable upon exercise of an existing note and warrant. EEI has sole dispositive and voting power as to all 669,901 shares. The address for EEI is 600 Anton Boulevard, Suite 9000, Costa Mesa, CA 92626-7221.

The following table gives aggregate information under our equity compensation plans as of December 31, 2016:

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options and Warrants	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans, Excluding Securities Reflected in Column (a)
Equity compensation plans approved by shareholders	710,250	$2.62	1,980,000
Equity compensation plans not approved by shareholders	23,500	$3.55	–
Total	733,750	$2.65	1,980,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, Approval or Ratification of Transactions with Related Persons

There are no family relationships between any of the directors or executive officers of the Company. Mr. Gao, Mr. Butler and Mr. Matula, three of the persons who served as directors during the fiscal year ended December 31, 2016, were “independent” directors as defined under the rules of The NASDAQ Stock Market (“NASDAQ”) for companies included in The NASDAQ Capital Market. Mr. Isaac, who previously was an “independent” director, ceased to be “independent” on February 29, 2016, when he assumed the role of Interim Chief Executive Officer for the Company.

The Audit Committee, comprised of Mr. Gao, Mr. Isaac (Chairman until February 29, 2016), Mr. Matula (Member since August 19, 2016) and Mr. Butler (Chairman effective February 29, 2016), is responsible for the review and approval of all transactions in which the Company was or is to be a participant and in which any executive officer, director or director nominee of the Company, or any immediate family member of any such person (“related persons”) has or will have a material interest. In addition, all, if any, transactions with related persons that come within the disclosures required by Item 404 of the SEC’s Regulation S-K must also be approved by the Audit Committee. The policies and procedures regarding the approval of all such transactions with related persons have been approved at a meeting of the Audit Committee and are evidenced in the corporate records of the Company. Each member of the Audit Committee is an “independent” director as defined under NASDAQ rules. Mr. Isaac was independent until February 29, 2016 when he was appointed Interim CEO for the Company, at which point in time he resigned from the Audit Committee and Mr. Butler was appointed as Chairman of the Audit Committee.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Auditors by the Company During Most Recent Fiscal Years

Anton & Chia, LLP has served as the independent auditors for the Company since fiscal 2016. Baker Tilly Virchow Krause, LLP served as the independent auditors for the Company from fiscal 2005 until 2015. The Company paid fees to Anton & Chia, LLP during the fiscal year ended December 31, 2016 and to Baker Tilly Virchow Krause, LLP during the fiscal year ended January 2, 2016, respectively, for the following professional services:

	December 31, 2016	January 2, 2016
Description
Audit fees (1)	$132,300	$217,287

(1)	Audit fees consist of fees for professional services rendered in connection with the audit of the Company’s year-end financial statements, quarterly reviews of financial statements included in the Company’s quarterly reports, services rendered relative to regulatory filings, and attendance at Audit Committee meetings.

The Audit Committee of the Board of Directors has considered whether the provision of the services described above was and is compatible with maintaining the independence of Anton & Chia, LLP and Baker Tilly Virchow Krause, LLP.

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditors. All the fees and services for fiscal 2016 and fiscal 2015 were approved by the Audit Committee.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

April 13, 2017	APPLIANCE RECYCLING CENTERS OF AMERICA, INC. (Registrant)

	By	/s/ Tony Isaac
Tony Isaac
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer
/s/ Tony Isaac	Chief Executive Officer	April 13, 2017
Tony Isaac

Principal Financial and Accounting Officer
/s/ Tony Isaac	Acting Chief Financial Officer	April 13, 2017
Tony Isaac

Directors
/s/ Tony Isaac	Director	April 13, 2017
Tony Isaac

/s/ Richard Butler	Director	April 13, 2017
Richard Butler

/s/ Dennis Gao	Director	April 13, 2017
Dennis Gao

/s/ Timothy Matula	Director	April 13, 2017
Timothy Matula

Index to Exhibits

Exhibit No.	Description
3.1	Restated Articles of Incorporation of Appliance Recycling Centers of America, Inc., as amended January 24, 2017
3.2	Bylaws of Appliance Recycling Centers of America, Inc. as amended December 26, 2007 [filed as Exhibit 3.2 to the Company’s Form 8-K filed on January 2, 2008 (File No. 0-19621) and incorporated herein by reference].
10.1*	2006 Stock Option Plan [filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-163804) and incorporated herein by reference].
10.2*	2011 Stock Compensation Plan [filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-176591) and incorporated herein by reference].
10.3*	2016 Equity Incentive Plan.
10.4	Revolving Credit, Term Loan and Security Agreement dated January 24, 2011, between PNC Bank, National Association and the Company [filed as Exhibit No. 10.11 to the Company’s Form 10-K for the year ended January 1, 2011 (File No. 0-19621) and incorporated herein by reference].
10.5	Amendment No. 1, dated December 30, 2011, to Revolving Credit, Term Loan and Security Agreement dated January 24, 2011, between PNC Bank, National Association and the Company [filed as Exhibit No. 10.8 to the Company's Form 10-K for the year ended December 31, 2011 (File No. 0-19621) and incorporated herein by reference].
10.6	Amendment No. 2, dated March 22, 2012, to Revolving Credit, Term Loan and Security Agreement dated January 24, 2011, between PNC Bank, National Association and the Company [filed as Exhibit No. 10.1 to the Company's Form 10-Q for the quarter ended March 31, 2012 (File No. 0-19621) and incorporated herein by reference].
10.7	Amendment No. 3, dated March 14, 2013, to Revolving Credit, Term Loan and Security Agreement dated January 24, 2011, between PNC Bank, National Association and the Company [filed as Exhibit No. 10.10 to the Company's Form 10-K for the year ended December 29, 2012 (File No. 0-19621) and incorporated herein by reference].
10.8	Amendment No. 4, dated September 27, 2013, to Revolving Credit, Term Loan and Security Agreement dated January 24, 2011, between PNC Bank, National Association and the Company [filed as Exhibit No. 10.3 to the Company's Form 10-Q for the quarter ended September 28, 2013 (File No. 0-19621) and incorporated herein by reference].
10.9	Amendment No. 5, dated January 22, 2016, to Revolving Credit, Term Loan and Security Agreement dated January 24, 2011, between PNC Bank, National Association and the Company.
10.10	Amendment No. 6, dated January 31, 2017, to Revolving Credit, Term Loan and Security Agreement dated January 24, 2011, between PNC Bank, National Association and the Company.
10.11	Term Loan dated January 24, 2011, between PNC Bank, National Association and ARCA Advanced Processing, LLC [filed as Exhibit No. 10.12 to the Company's Form 10-K for the year ended January 1, 2011 (File No. 0-19621) and incorporated herein by reference].
10.12	Term Loan facility dated March 10, 2011, between Susquehanna Bank and ARCA Advanced Processing, LLC, pursuant to the guidelines of the U.S. Small Business Administration 7(a) Loan Program, including $2,100,000 term loan, $1,400,000 term loan and $1,250,000 term loan, guaranties by the Company and others, and security agreements [filed as Exhibit No. 10.13 to the Company’s Form 10-Q for the quarter ended April 2, 2011 (File No. 0-19621) and incorporated herein by reference].
10.13	ARCA Advanced Processing, LLC Joint Venture Agreement dated October 20, 2009, between 4301 Operations, LLC and the Company, as amended by Amendment No. 1 dated June 3, 2010, and Amendment No. 2 dated February 15, 2011 [filed as Exhibit No. 10.16 to the Company's Form 10-K for the year ended December 28, 2013 (File No. 0-19621) and incorporated herein by reference].

10.14	Securities Purchase Agreement dated November 8, 2016, between Energy Efficiency Investments, LLC and the Company [filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended October 1, 2016 (File No. 0-19621) and incorporated herein by reference].
10.15	Form of 3% Original Issue Discount Senior Convertible Promissory Note issuable under Securities Purchase Agreement dated November 8, 2016, between Energy Efficiency Investments, LLC and the Company [filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended October 1, 2016 (File No. 0-19621) and incorporated herein by reference].
10.16	Form of Common Stock Purchase Warrant issuable under Securities Purchase Agreement dated November 8, 2016, between Energy Efficiency Investments, LLC and the Company [filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended October 1, 2016 (File No. 0-19621) and incorporated herein by reference].
10.17	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate dated December 12, 2016, between Terreno Acacia LLC and the Company.
21.1	Subsidiaries of Appliance Recycling Centers of America, Inc.
23.1	Consent of Anton & Chia, LLP, Independent Registered Public Accounting Firm.
23.2+	Consent of Baker Tilly Virchow Krause, LLP, Independent Registered Public Accounting Firm.
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	The following materials from our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Notes to Consolidated Financial Statements, and (vi) document and entity information.
*	Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(a)3 of this Form 10-K.
+	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

