Form 10-Q
period 2017-04-01
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2017-05-16
CIK 862861

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 1, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

As of March 31, 2017, there were outstanding 6,655,365 shares of the registrant’s Common Stock, without par value.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

PART I.                 FINANCIAL INFORMATION

Item 1.   Financial Statements

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	April 1,	December 31,
	2017	2016
	(Unaudited)

Assets
Cash and cash equivalents	$809	$968
Trade and other receivables, net	8,811	10,509
Inventories, net	13,182	16,291
Income Tax receivable	–	16
Prepaid expenses and other current assets	675	761
Total current assets	23,477	28,545

Property and equipment, net	8,262	10,116
Restricted cash	536	500
Deposits and other assets	676	614
Deferred taxes	1,604	2,081
Total assets	$34,555	$41,856

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$5,114	$6,143
Accrued liabilities	8,882	8,888
Line of Credit	2,374	10,333
Accrued income taxes	763	–
Current portion of long term maturities	1,241	2,093
Total current liabilities	18,374	27,457

Long term obligations, less current maturities	2,653	2,826
Other noncurrent liabilities	338	364
Total Liabilities	21,365	30,647

Stockholders' equity:
Common stock, no par value, 50,000 shares authorized, 6,655 shares issued and and outstanding at March 31, 2017 and December 31, 2016	22,428	22,405
Accumulated deficit	(8,820)	(11,028)
Accumulated other comprehensive loss	(561)	(574)
Total equity	13,047	10,803
Non controlling interest	143	406
Total liabilities and equity	$34,555	$41,856

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in Thousands)

	Three Months Ended
	April 1, 2017	April 2, 2016
	(Unaudited)

Revenues	$23,239	$25,345
Cost of revenues	17,216	19,154
Gross profit	6,023	6,191

Operating expenses:
Selling, general and administrative expenses	7,732	6,978

Operating loss	(1,709)	(787)
Other income (expense):
Interest expense, net	(297)	(283)
Gain on sale of property and other income	5,163	–
Other income	5	120
Total other income (expense), net	4,871	(163)
Income (loss) before provision for income taxes	3,162	(950)
Total provision (benefit) for income taxes	1,217	(320)
Net income (loss) attributed to controlling interest	1,945	(630)
Net loss attributed to noncontrolling interest	(263)	(179)
Net income (loss) attributed to controlling interest	$2,208	$(451)

Earnings (loss) per share:
Basic	$0.33	$(0.08)
Diluted	$0.32	$(0.08)
Weighted average common shares outstanding:
Basic	6,655	5,901
Diluted	6,822	5,901
Net income (loss)	$1,945	$(630)
Other comprehensive income (loss), net of tax
Effect of foreign currency translation adjustments	13	19
Total other comprehensive income (loss), net of tax	13	19
Comprehensive income (loss)	1,958	(611)
Comprehensive loss attributable to noncontrolling interest	263	179
Comprehensive income (loss) attributable to controlling interest	$2,221	$(432)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended
	April 1, 2017	April 2,2016
OPERATING ACTIVITIES:
Net income (loss)	$1,945	$(630)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	302	325
Amortization of debt issuance costs	53	42
Stock based compensation expense	23	38
Gain on sale of property	(5,163)	–
Change in reserve for uncollectible accounts	(26)	–
Change in deferred income taxes	477	–
Other	(31)	–
Changes in assets and liabilities:
Trade and other receivables	1,731	530
Prepaid expenses and other current assets	86	(153)
Inventories	3,111	1,456
Accounts payable and accrued liabilities	(1,066)	1,610
Accrued income taxes	775	(303)

Net cash provided by operating activities	2,217	2,915

INVESTING ACTIVITIES:
Purchases of property and equipment	(70)	(137)
Proceeds from sale of property and equipment, net	6,785	–
Increase in restricted cash	(36)	–
Other	(56)	(4)

Net cash provided by (used) in investing activities	6,623	(141)

FINANCING ACTIVITIES:
Net payments under line of credit	(7,959)	(2,256)
Proceeds from issuance of debt obligations	–	100
Payment of debt issuance costs	–	(125)
Payments on debt obligations	(1,078)	(138)
Net cash used in financing activities	(9,037)	(2,419)

Effect of changes in exchange rate on cash and cash equivalents	38	(1)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(159)	354

CASH AND CASH EQUIVALENTS, beginning of period	968	1,969

CASH AND CASH EQUIVALENTS, end of period	$809	$2,323

Supplemental cash flow disclosures:
Interest paid	$213	$213
Income taxes paid	$–	$(5)
Noncash financing and investing activities:
Debt issuance costs related to credit agreement renewal	$–	$63

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

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

The accompanying balance sheet as of April 1, 2017 which has been derived from audited consolidated financial statements and the unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and Article 8 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, normal and recurring adjustments and accruals considered necessary for a fair presentation for the periods indicated have been included. Operating results for the three-month periods ended April 1, 2017 and April 2, 2016, are presented using 13-week periods, respectively.  The results of operations for any interim period are not necessarily indicative of the results for the year.

In preparation of the Company’s condensed consolidated financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses during the reporting periods. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2017.

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

AAP is a joint venture that was formed in October 2009 between ARCA and 4301 Operations, LLC (“4301”) to support ARCA’s agreement, as amended. Both ARCA and 4301 have a 50% interest in AAP. AAP established a regional processing center in Philadelphia, Pennsylvania, at which the recyclable appliances are processed. AAP commenced operations in February 2010 and has the exclusive rights to service the GE agreement as a subcontractor for ARCA. The financial position and results of operations of AAP are consolidated in our financial statements based on our conclusion that AAP is a variable interest entity due to our contribution in excess of 50% of the total equity, subordinated debt and other forms of financial support. We have a controlling financial interest in AAP and we have provided substantial financial support to fund the operations of AAP since its inception.

2.          Inventories

Inventories, consisting principally of appliances, are stated at the lower of cost, determined on a specific identification basis, or net realizable value and consist of:

	April 1, 2017	December 31, 2016
Appliances held for resale	$13,062	$16,146
Processed metals from recycled appliances held for resale	114	139
Other	6	6
	$13,182	$16,291

We provide estimated provisions for the obsolescence of our appliance inventories, including adjustments to market, based on various factors, including the age of such inventory and our management’s assessment of the need for such provisions. We look at historical inventory aging’s and margin analysis in determining our provision estimate.  A revised cost basis is used once a provision for obsolescence is recorded.

3.          Earnings per Share

Basic income per common share is computed based on the weighted average number of common shares outstanding. Diluted income per common share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive shares of Common Stock include unexercised stock options and warrants.  Basic per share amounts are computed, generally, by dividing net income attributable to controlling interest by the weighted average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise or issuance of all potential Common Stock instruments unless their effect is anti-dilutive, thereby reducing the loss or increasing the income per common share.  In calculating diluted weighted average shares and per share amounts, we included stock options and warrants with exercise prices below average market prices, for the respective reporting periods in which they were dilutive, using the treasury stock method. We calculated the number of additional shares by assuming the outstanding stock options were exercised and that the proceeds from such exercises were used to acquire Common Stock at the average market price during the quarter. For the three months ended April 1, 2017 and April 2, 2016, we excluded options and warrants to purchase 901 and 513 shares of common stock from the diluted weighted average shares outstanding calculation as the effect of these options were anti-dilutive.

	Three Months Ended
	April 1, 2017	April 2, 2016
Basic

Net income (loss) attributed to controlling interest	$2,208	$(451)

Weighted average common shares outstanding	6,655	5,901

Basic earnings (loss) per share	$0.33	$(0.08)

Diluted

Net income (loss) applicable to diluted earnings (loss) per share	$2,208	$(451)

Weighted average common shares outstanding	6,655	5,901
Add: Options	–	–
Add: Common Stock Warrants	167	–
Assumed diluted weighted average common shares outstanding	6,822	5,901

Diluted earnings (loss) per share	$0.32	$(0.08)

4.          Share-Based Compensation

We recognized share-based compensation expense (benefit) of $23 and $38 for the three months ended April 1, 2017, and April 2, 2016 respectively.

Based on the value of options outstanding as of April 1, 2017, estimated future share-based compensation expense is as follows:

Balance of fiscal year 2017	$9
Fiscal year 2018	0
$9

The estimate above does not include any expense for additional options that may be granted and vest during the remainder of 2016 and 2017.

5.          Product Warranty

We provide a warranty for the replacement or repair of certain defective units, which varies based on the product sold.  Our standard warranty policy requires us to repair or replace certain defective units at no cost to our customers. We estimate the costs that may be incurred under our warranty and record an accrual in the amount of such costs at the time we recognize product revenue.  Factors that affect our warranty accrual for covered units include the number of units sold, historical and anticipated rates of warranty claims on these units, and the cost of such claims.  We periodically assess the adequacy of our recorded warranty accrual and adjust the amounts as necessary, which are included in accrued liabilities.

Changes in our warranty accrual are as follows:

	Three Months Ended
	April 1, 2017	December 31, 2016
Beginning balance	$26	$42
Standard accrual based on units sold	4	17
Actual costs incurred	(4)	(16)
Periodic accrual adjustments	(4)	(17)
Ending balance	$22	$26

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

The following table summarizes the assets and liabilities of AAP as of April 1, 2017 and December 31, 2016:

	April 1, 2017	December 31, 2016
Assets
Current assets	$307	$438
Property and equipment, net	7,120	7,322
Other assets	83	83
Total assets	$7,510	$7,843
Liabilities
Accounts payable	$2,439	$1,388
Accrued expenses	555	523
Current maturities of long-term debt obligations	734	3,558
Long-term debt obligations, net of current maturities	3,208	435
Other liabilities	289	1,126
Total liabilities	$7,225	$7,030

(a)    Other liabilities represent loans and advances between ARCA and AAP that are eliminated in consolidation.

The following table summarizes the operating results of AAP for the three months and nine months ended April 1, 2017, and April 2, 2016:

	Three Months Ended
	April 1, 2017	April 2, 2016
Revenues	$485	$1,715
Gross profit	(117)	152
Operating loss	(475)	(274)
Net loss	(511)	(358)

7.       Property and Equipment

Property and equipment as of April 1, 2017, and December 31, 2016, consist of the following:

	Useful Life (Years)	April 1, 2017	December 31, 2016
Land		$–	$1,140
Buildings and improvements	18-30	2,287	3,780
Equipment (including computer software)	3-15	18,658	19,260
Projects under construction		205	204
Property and equipment		21,150	24,384
Less accumulated depreciation and amortization		(12,888)	(14,268)
Property and equipment, net		$8,262	$10,116

Depreciation and amortization expense was $302 and $325 for the 13 weeks ended April 1, 2017 and April 2, 2016, respectively.

On January 25, 2017, the Company sold its’ Compton California facility for $7,103 to Terreno Acacia, LLC. The proceeds from the sale paid off the PNC term loan that was secured by the property, in the amount of $1,020, costs of sale of $325 and the difference of $5,758 was paid towards the PNC Revolver loan. The Company recorded a gain on the sale of property of $5,163. The Company rented the Compton California facility after the sale from January 26, 2017 through April 10, 2017.

8.          Other Assets

Other assets as of April 1, 2017, and December 31, 2016, consist of the following:

	April 1, 2017	December 31, 2016
Deposits	$428	$453
Other	192	104
Recycling contract, net	18	19
Goodwill	38	38
	$676	$614

For the three months ended April 1, 2017 and December 31, 2016, we recorded amortization expense of $0 and $21, respectively, related to our finite intangible assets.

9.          Accrued Expenses

Accrued expenses as of April 1, 2017, and December 31, 2016, consist of the following:

	April 1, 2017	December 31, 2016
Sales tax estimates, including interest	$4,839	$4,203
Compensation and benefits	1,713	2,431
Accrued incentive and rebate checks	1	358
Accrued rent	244	263
Warranty	22	26
Accrued payables	859	570
Deferred revenue	357	227
Other	847	810
	$8,882	$8,888

10.          Line of Credit

We have a Revolving Credit, Term Loan and Security Agreement, as amended, (“PNC Revolver Credit Agreement”) with PNC Bank, National Association (“PNC”) that provides us with a $15,000 revolving line of credit. The Revolving Credit Agreement includes a lockbox agreement and a subjective acceleration clause and as a result we have classified the revolving line of credit as a current liability. The Revolving Credit Agreement is collateralized by a security interest in substantially all of our assets and PNC is also secured by an inventory repurchase agreement with Whirlpool Corporation for Whirlpool purchases only. We also issued a $750 letter of credit in favor of Whirlpool Corporation. The Revolving Credit Agreement requires, starting with the fiscal quarter ending April 2, 2016, that we meet some minimum earnings before interest, taxes, depreciation and amortization, and continuing at the end of each quarter thereafter, that we meet a minimum fixed charge coverage ratio of 1.1 to 1.0. The Revolving Credit Agreement limits investments we can purchase, the amount of other debt and leases we can incur, the amount of loans we can issue to our affiliates and the amount we can spend on fixed assets, along with prohibiting the payment of dividends.

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

The amount of revolving borrowings under the Revolving Credit Agreement is based on a formula using accounts receivable and inventories.  We may not have access to the full $15,000 revolving line of credit due to the formula using accounts receivable and inventories, the amount of the letter of credit issued in favor of Whirlpool Corporation and the amount of outstanding loans between PNC and our AAP joint venture. On April 1, 2017 and December 31, 2016, our available borrowing capacity under the Revolving Credit Agreement was $3,011 and $3.234, respectively. A total of $750 of Letters of credit was outstanding at April 1, 2017 and December 31, 2016, respectively. The weighted average interest rate for the period of January 1, 2017 through April 1, 2017 was 9.00%. We borrowed $28,249 and repaid $36,208 on the PNC Revolver during the thirteen weeks ended April 1, 2017, leaving an outstanding balance on the PNC Revolver of $2,374 and $10,333 at April 1, 2017 and December 31, 2016, respectively. As disclosed by the Company in item 2.01 of its current report on Form 8-K filed on January 31, 2017. The Company sold its Compton, California building and land for $7,103. The net proceeds from the sale, after costs of sale and payoff of the existing PNC term loan were used to reduce the outstanding balance under our PNC Revolver.

On May 1, 2017, the PNC Revolver loan and agreement was amended and extended through June 2, 2017. The amendment effective May 2, 2017 reduced the maximum amount of borrowing under the PNC Revolver to $6 million. The PNC revolver was paid in full on May 10, 2017 with funds provided by new financing with MidCap Financial. See Subsequent Events Footnote 15.

11.          Borrowings

Long-term debt, capital lease and other financing obligations as of April 2, 2017, and December 31, 2016, consist of the following:

	April 1, 2017	December 31, 2016

PNC term loan	$–	$1,020
Susquehanna term loans	3,242	3,242
8.00% notes	582	582
2.75% note, due in month installments of $3, including interest, due October 2024	278	287
Capital leases and other financing obligations	470	567
Debt issuance costs, net	(678)	(779)
Total debt obligations	3,894	4,919
Less current maturities	(1,241)	(2,093)
Long-term debt obligations, net of current maturities	$2,653	$2,826

On January 24, 2011, we entered into a $2,550 Term Loan (“Term Loan”) with PNC Bank to refinance the mortgage on our California facility.  The Term Loan is payable as follows, subject to acceleration upon the occurrence of an event of default or termination of the Revolving Credit Agreement: 119 consecutive monthly principal payments of $21 plus interest commencing on February 1, 2011, and continuing on the first day of each month thereafter followed by a 120th payment of all unpaid principal, interest and fees on February 1, 2021. The Revolving Credit Agreement requires a balloon payment of $1,020 in principal plus interest and additional fees will be due on January 31, 2017. The Term Loan is collateralized with our California facility located in Compton, California. The Term Loan interest rate is PNC Base Rate plus 2.25% to 3.75%, or 1-, 2- or 3-month PNC LIBOR Rate plus 3.25% to 4.75%, with the rate being dependent on our level of fixed charge coverage. The Term Loan was paid off in full on January 25, 2017.

On March 10, 2011, AAP entered into three separate commercial term loans (“Term Loans”) with Susquehanna Bank, pursuant to the guidelines of the U.S. Small Business Administration 7(a) Loan Program.  The total amount of the Term Loans is $4,750, split into three separate loans for $2,100; $1,400; and $1,250. The Term Loans mature in ten years and bear an interest rate of Prime plus 2.75%.  As of July 2, 2016, and January 2, 2016, the interest rate was 6.00%.  Borrowings under the Term Loans are secured by substantially all of the assets of AAP along with liens on the business assets and certain personal assets of the owners of 4301 Operations, LLC. We are a guarantor of the Term Loans along with 4301 Operations, LLC and its owners. In connection with these Term Loans, Susquehanna Bank also has a security interest in the recycling equipment assets of the Company.

On November 8, 2016, the Company entered into a securities purchase agreement with Energy Efficiency Investments, LLC, pursuant to which the company agreed to issue up to $7,732 principal amount of 3% Original Issue Discount Senior Convertible Promissory Notes of the Company and related common stock purchase warrants. The notes will be issued from time to time, up to such aggregate principal amount, at the request of the Company, subject to certain conditions, or at the option of the Investor. Interest accrues at the rate of eight percent per annum on the principal amount of the notes outstanding from time to time, and is payable at maturity or, if earlier, upon conversion of the notes. The principal amount of the notes outstanding at April 1, 2017 and December 31, 2016, was $100.

Capital leases and other financing obligations:  We acquire certain equipment under capital leases and other financing obligations.  The cost of the equipment was $2,601 and $2,601 as of April 1, 2017, and December 31, 2016, respectively.  Accumulated amortization as of April 1, 2017, and December 31, 2016, was approximately $2,131 and 1,771, respectively.  Depreciation and amortization expense is included in cost of revenues and selling, general and administrative expenses.

12.          Commitments and Contingencies

Contracts:  We have entered into material contracts with three appliance manufacturers.  Under the agreements there are no minimum purchase commitments; however, we have agreed to indemnify the manufacturers for certain claims, allegations or losses with respect to appliances we sell.

Litigation

On November 6, 2015, a complaint was filed in the Minnesota District Court for Hennepin County, Minnesota, by David Gray and Michael Boller, purporting to bring suit derivatively and on behalf of the Company against twelve current and former officers and directors of the Company. The complaint alleges that the defendants breached their fiduciary duties based on substantially similar allegations to those asserted in Mr. Feola's putative securities class action complaint, and that the defendants have been unjustly enriched as a result thereof. The complaint seeks damages, disgorgement, an award of attorneys’ fees and other expenses, and an order compelling changes to the Company’s corporate governance and internal procedures. This matter has been stayed by the court, pursuant to a stipulation of the parties, until the United States District Court for the Central District of California determines the legal sufficiency of Mr. Feola's complaint or other specified developments occur in that case. This matter has been submitted to our insurance carriers. Given the uncertainty of litigation and the preliminary stage of this case, we cannot reasonably estimate the possible loss or range of loss that may result from these actions. The Company maintains liability insurance policies that may reduce the Company’s exposure, if any.

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

13.          Income Taxes

 Our overall effective tax rate was 38.5% and (24.5)% for the three months ended April 1, 2017 and April 2, 2016, respectively. The effective tax rate varies from the U.S. federal statutory rate due to state taxes, foreign taxes, share-based compensation, non-controlling interest, and certain non-deductible expenses. Deferred income taxes decreased by $477 as a result of the current provision for income taxes.

We regularly evaluate both positive and negative evidence related to retaining a valuation allowance against certain deferred tax assets. The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. We have concluded based on the weight of evidence that a valuation allowance should be maintained against certain deferred tax assets that we do not expect to utilize in the near future. The Company continues to have a full valuation allowance against its Canadian operations.

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

The following tables present our segment information for periods indicated:

	Three Months Ended
	April 1, 2017	April 2, 2016
Revenues:
Retail	$15,789	$16,668
Recycling	7,450	8,677
Total revenues	$23,239	$25,345

Gross profit
Retail	4,207	4,686
Recycling	1,816	1,505
Total gross profit	6,023	6,191

Operating loss:
Retail	$(78)	$63
Recycling	(1,631)	(850)
Total operating loss	$(1,709)	$(787)

Depreciation and amortization:
Retail	$45	$54
Recycling	257	271
Total depreciation and amortization	$302	$325

Interest Expenses
Retail	1	248
Recycling	296	35
Total interest expenses	297	283

	April 1, 2017	December 31, 2016
Total Assets
Retail	$5,666	$17,559
Recycling	28,889	24,297
	$34,555	$41,856
Intangible assets
Retail	$–	$–
Recycling	56	56
	$56	$56

15.  Subsequent Events

MidCap Financing

On May 10, 2017, Appliance Recycling Centers of America, Inc. and its subsidiaries (“we”) entered into a Credit and Security Agreement (“Credit Agreement”) with MidCap Financial Trust, as a Lender and as Agent for itself and other lenders under the Credit Agreement (the “Lender”). The Credit Agreement provides us with a $12 million revolving line of credit, which may be increased to $16 million under certain terms and conditions. The Credit Agreement has a stated maturity date of May 10, 2020, if not renewed. The Credit Agreement is collateralized by a security interest in substantially all of our assets. The Lender is also secured by an inventory repurchase agreement with Whirlpool Corporation for Whirlpool purchases only. The Credit Agreement requires that we meet a minimum fixed charge coverage ratio of 1.00:1.00 for the applicable measuring period as of the end of each calendar month. The applicable measuring period is (i) the period commencing May 1, 2017 and ending on the last day of each calendar month from May 31, 2017 through April 30, 2018, and (ii) the twelve-month period ending on the last day of such calendar month thereafter. The Credit Agreement limits the amount of other debt we can incur, the amount we can spend on fixed assets, and the amount of investments we can make, along with prohibiting the payment of dividends.

The amount of revolving borrowings available under the Credit Agreement is based on a formula using receivables and inventories. We may not have access to the full $12 million revolving line of credit due to the formula using our receivables and inventories and the amount of any outstanding letters of credit issued by the Lender. As of May 10, 2017, the outstanding balance under the Credit Agreement was $2,700 and our available borrowing capacity was $3,017. The interest rate on the revolving line of credit is the one month LIBOR rate plus four and one-half percent (4.50%). As of May 10, 2017, the interest rate was .98856%.

In connection with this Credit Agreement, we paid off and terminated our existing Revolving Credit, Term Loan and Security Agreement, as amended, with PNC Bank, National Association on the same date.

Sales and Use Tax Assessment

We operate in twenty-three states in the U.S. and in various provinces in Canada. From time to time, we are subject to sales and use tax audits that could result in additional taxes, penalties and interest owed to various taxing authorities.

As previously disclosed, the California Board of Equalization (“BOE”) conducted a sales and use tax examination covering the California operations of Appliance Recycling Centers of America, Inc. (the “Company”) for 2011, 2012 and 2013. The Company believed it was exempt from collecting sales taxes under service agreements with utility customers that included appliance replacement programs. During the fourth quarter of 2014, the Company received communication from the BOE indicating they were not in agreement with the Company’s interpretation of the law. As a result, the Company applied for and, as of February 9, 2015, received approval to participate in the California Board of Equalization’s Managed Audit Program. The period covered under this program included 2011, 2012, 2013 and extended through the nine-month period ended September 30, 2014.

On April 13, 2017 the Company received the formal BOE assessment for sales tax for tax years 2011, 2012 and 2013 in the amount of $4.1 million plus applicable interest of $0.5 million related to the appliance replacement programs that we administered on behalf of our customers on which we did not assess, collect or remit sales tax. The Company will appeal this assessment and continue to engage the services of our existing retained sales tax experts throughout the appeal process. The BOE tax assessment is subject to protest and appeal, and would not need to be funded until the matter has been fully resolved through the appeal process. Resolution could take up to two years.

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

The forward-looking statements contained in this quarterly report, and other written and oral forward-looking statements made by us from time to time, are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Any forward-looking information regarding our operations will be affected primarily by individual retail stores’ profitability, the volume of appliance sales, the strength of energy conservation recycling programs and general economic conditions affecting consumer demand for appliances. Any forward-looking information will also be affected by our continued ability to purchase product from our suppliers at acceptable prices, the ability of individual retail stores to meet planned revenue levels, the number of retail stores, costs and expenses being realized at higher than expected levels, our ability to secure an adequate supply of special-buy appliances for resale, the ability to secure appliance recycling and replacement contracts with sponsors of energy efficiency programs, the ability of customers to supply units under their recycling contracts with us, the performance of our consolidated variable interest entity, the continued availability of our current line of credit and the outcome of the pending sales and use tax examination in California.  Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (including the information presented therein under Risk Factors), as well as our reports on Forms 10-Q and other publicly available information. All amounts herein are unaudited.

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

For the Three Months Ended April 1, 2017 and April 2, 2016

Results of Operations

The following table sets forth certain statement of operations items and as a percentage of revenue, for the periods indicated:

	13 Weeks Ended		13 Weeks Ended
	April 1, 2017		April 2, 2016
Statement of Operations Data (in Thousands):
Revenue	$23,239	100.0%	$25,345	100.0%
Cost of Revenue	17,216	74.1%	19,154	75.6%
Gross Profit	6,023	25.9%	6,191	24.4%
Selling, General and Administrative Expense	7,732	33.3%	6,978	27.5%
Operating loss	(1,709)	-7.4%	(787)	-3.1%
Interest (Expense), Net	(297)	-1.3%	(283)	-1.1%
Other Income (Expense)	5,168	22.2%	120	0.5%
Net Loss before Income taxes	3,162	13.6%	(950)	-3.7%
Provision (Benefit) for Income Taxes	1,217	5.2%	(320)	1.3%
Net Loss before Noncontrolling Interest	1,945	8.4%	(630)	-2.5%
Net Loss attributed to Noncontrolling Interest	(263)	-1.1%	(179)	-0.7%
Net Loss attributed to ARCA	$2,208	9.5%	$(451)	-1.8%

The following tables set forth revenues for key product and service categories, percentages of total revenue and gross profits earned by key product and service categories and gross profit percent as compared to revenues for each key product category indicated:

	13 Weeks Ended		13 Weeks Ended
	April 2, 2017		April 2, 2016
	Net	Percent	Net	Percent
(in the Thousands)	Revenue	of Total	Revenue	of Total
Revenue
Retail Boxed	$10,581	45.5%	$10,415	41.1%
Retail UnBoxed	4,315	18.6%	5,244	20.7%
Retail Delivery	381	1.6%	384	1.5%
Retail Service, Parts & Accessories	250	1.1%	273	1.1%
Extended Warranties, net	205	0.9%	255	1.0%
Recycling, Byproducts, Carbon Offset	4,710	20.3%	4,774	18.8%
Replacement Appliances	2,797	12.0%	4,000	15.8%
Total Revenue	$23,239	100.0%	$25,345	100.0%

	13 Weeks Ended		13 Weeks Ended
	December 31, 2016		January 2, 2016
	Gross	Gross	Gross	Gross
	Profit	Profit %	Profit	Profit %
Gross Profit
Retail Boxed	$2,740	25.9%	$3,064	29.4%
Retail UnBoxed	1,498	34.7%	1,624	31.0%
Retail Delivery	(437)	-114.7%	(408)	-106.3%
Retail Service, Parts & Accessories	185	74.0%	236	86.4%
Extended Warranties, net	205	100.0%	255	100.0%
Recycling, Byproducts, Carbon Offset	1,008	21.4%	27	0.6%
Replacement Appliances	824	29.5%	1,393	34.8%
Total Gross Profit	$6,023	25.9%	$6,191	24.4%

Revenue

Revenue decreased $2,106 or 8.3% for the 13 weeks ended April 1, 2017 as compared to the 13 weeks ended April 2, 2016.

Revenue decreased in the following categories as compared to the prior year period:

Retail Unboxed $929 or 17.7%, Retail Delivery $3 or 0.8%, Retail Service, Parts and Accessories $23 or 8.4%, Extended Warranties, net $50 or 19.6%, Recycling, Byproducts, Carbon Offset $64 or 1.3%, and Replacement Appliances $1,203 or 30.1%.

The revenue decreases were partially offset by the following increases in revenue as compared to the prior year period:

Retail Boxed $166 or 1.6%.

Cost of Revenue

Cost of revenue decreased $1,938, or 10.1% for the 13 weeks ended April 1, 2017 as compared to the 13 weeks ended April 2, 2016, primarily as a result of the change in revenue discussed above as well as the changes in gross profit discussed below.

Gross Profit

Gross profit decreased $168 or 2.7%, for the 13 weeks ended April 1, 2017 as compared to the 13 weeks ended April 2, 2016.

Gross profit decreased in the following categories as compared to the prior year period:

Retail Boxed $324 or 10.6%, Retail UnBoxed $126 or 7.8%, Retail Delivery $29 or 7.1%, Retail Service, Parts and Accessories $51 or 21.6%, Extended Warranties, net $50 or 19.6% and Replacement Appliances $569 or 40.8%.

Gross profit decreases were partially offset by the following increase in gross profit as compared to the prior year period.

Recycling, Byproducts, Carbon Offset $981 or 3633.3%.

Gross profit margin as a percentage of sales were improved for Retail UnBoxed 34.7% vs. 31.0%, and Recycling, Byproducts and Carbon Offset 21.4% vs. 0.6%.

Gross profit margin as a percentage of sales declined for Retail Boxed 25.9% vs. 29.4%, Retail Delivery -114.7% vs. -106.3%, Retail Service, Parts and Accessories 74.0% vs. 86.4% and Replacement Appliances 29.5% vs. 34.8%.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $754 or 10.8%, for the 13 weeks ended April 1, 2017 as compared to the 13 weeks ended April 1, 2016.

Operating Income

As a result of the factors described above, operating loss of $1,709 for the 13 weeks ended April 1, 2017, represented an increase of $922 over the comparable prior 13 week period of $787.

Interest Expense, net

Interest expense net increased $14 or 4.9%, for the 13 weeks ended April 1, 2017 as compared to the 13 weeks ended April 1, 2016 primarily due to increased rates of interest paid and additional fees on the PNC bank line of credit.

Other Income and Expense

Other income and expense increased $5,048 for the 13 weeks ended April 1, 2017 as compared to the 13 weeks ended April 2, 2016, primarily due to the gain on sale of property of $5,163.

Provision for (benefit from) Income Taxes

We recorded a provision for income taxes of $1,217 for the three months ended April 1, 2017, compared with a benefit of $(320) in the same period of 2016. The provision for income taxes for the three months ended April 1, 2017, increased over the same period of 2016 by $1,537, primarily due to an increase in earnings from the disposition of our Compton California land and building.

Net Income

The factors described above and the gain from the sale of our Compton California land and building of $5,163 led to a net income of $2,208 for the 13 weeks ended April 1, 2017, a $2,659 increase from a net loss of $451 for the 13 weeks ended April 2, 2016.

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

	13 Weeks Ended April 1, 2017			13 Weeks Ended April 2, 2016
	Segments in $			Segments - $
(in the Thousands)	Retail	Recycling	Total	Retail	Recycling	Total
Revenue	$15,789	$7,450	$23,239	$16,668	$8,677	$25,345
Cost of Revenue	11,582	5,634	17,216	11,982	7,172	19,154
Gross Profit	4,207	1,816	6,023	4,686	1,505	6,191
Selling, General and Adminstrative Expense	4,285	3,447	7,732	4,623	2,355	6,978
Operating Income (Loss)	$(78)	$(1,631)	$(1,709)	$63	$(850)	$(787)

	13 Weeks Ended April 1, 2017			13 Weeks Ended April 2, 2016
	Segments in %			Segments - %
	Retail	Recycling	Total	Retail	Recycling	Total
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of Revenue	73.4%	75.6%	74.1%	71.9%	82.7%	75.6%
Gross Profit	26.6%	24.4%	25.9%	28.1%	17.3%	24.4%
Selling, General and Adminstrative Expense	27.1%	46.3%	33.3%	27.7%	27.1%	27.5%
Operating Income (Loss)	-0.5%	-21.9%	-7.4%	0.4%	-9.8%	-3.1%

Retail Segment

Segment results for Retail include Appliancesmart. Revenue for the 13 weeks ended April 1, 2017 decreased $879, or 5.3%, as compared to the prior year period, as a result of decreases in retail unboxed $929 or 17.7%, retail delivery $3 or 0.8%, retail service, parts and accessories $23 or 8.4%, extended warranties, net $50 or 19.6%; partially offset by revenue increases in retail boxed $166 of 1.6%.

Cost of revenue for the 13 weeks ended April 2, 2017 decreased $400 or 3.3%, as compared to the prior year period, as a result of cost of revenue a decrease in retail unboxed $803 or 22.2%; partially offset by increases in retail boxed of $490 or 6.7%. retail delivery $26 or 3.3%, and retail service, parts and accessories $28 or 75.7%.

Operating income for the 13 weeks ended April 2, 2017 decreased $141, as compared to the prior year period, as a result of decreased gross profit of $479; partially offset by decreased selling, general and administrative expense of $338.

Recycling Segment

Segment results for ARCA Recycling and AAP. Revenue for the 13 weeks ended April 1, 2017 decreased by $1,227, or 14.1%, as compared to the prior year period, as a result of decreases in recycling, byproducts, carbon offset revenue of $64 or 1.3%, and replacement appliance revenue $1,203 or 30.1%.

Cost of revenue for the 13 weeks ended April 1, 2017 decreased $1,538 or 21.4%, as compared to the prior year period; as a result of decreases in cost of revenue of replacement appliances $634 or 24.3% and recycling, byproducts, carbon offset $1,045 or 22.0%.

Operating income for the 13 weeks ended April 1, 2017 increased $781, as compared to the prior year period; as a result of increased selling, general and administrative expense of $1,092, partially offset by an increase in gross profit of $311.

Liquidity and Capital Resources

Overview

Based on our current operating plans, we believe that available cash balances, cash generated from our operating activities and funds available under our PNC Bank Revolver Loan - $15 million and its replacement, our new MidCap Financial Trust Revolver Loan - $12 million, both asset-based revolving credit facilities, will provide sufficient liquidity to fund our operations, our continued investments in store openings and remodeling activities for at least the next 12 months. The Company refinanced and replaced the PNC Bank Revolver loan facility with a new Revolver loan facility with MidCap Financial Trust on May 10, 2017. See subsequent events footnote 15.

As of April 1, 2017, we had total cash on hand of $809 and an additional $3,011 of available borrowing under the PNC Bank Revolver Loan. As we continue to pursue strategic transactions to expand and grow our business, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

Cash Flows

During the 13 weeks ended April 1, 2017, cash provided by operations was $2,217, compared to cash provided by operations of $2,915 during the 13 weeks ended April 2, 2016. The decrease in cash provided by operations of $698 as compared to the prior period; was primarily due to a decrease is cash provided by non-cash depreciation and amortization of $23, stock base compensation expense $15, change in reserve for uncollectible accounts $26 and other of $31; non-cash income of gain on sale of property of $5,163; partially offset by an increase in cash provided by non-cash change in deferred income taxes of $477 and amortization of debt issuance costs of $11.

Cash provided by investing activities was $6,623 and used by investing activities $141 for the 13 weeks ended April 1, 2017 and the 13 weeks ended April 2, 2016, respectively. The $6,764 increase in cash provided by investing activities, as compared to the prior period, is primarily attributable to the proceeds from the sale of property and equipment of $6,785 and a decrease in purchase of property and equipment of $67; partially offset by an increase in restricted cash of $36 and other of $52.

Cash used by financing activities was $9,037 and $2,419 for the 13 weeks ended April 2, 2017 and the 13 weeks ended April 1, 2016, respectively. The $6,618 increase in cash used, as compared to the prior period, was attributable to increased payment under the line of credit of $5,703 and debt obligations of $940; partially offset by a decrease in the proceeds from issuance of debt obligations of $100 and the decrease in payment of debt issuance costs of $125.

Sources of Liquidity

We utilize cash on hand and cash generated from operations and have funds available to us under our revolving loan facility with PNC Bank, and now MidCap Financial Trust to cover normal and seasonal fluctuations in cash flows and to support our various growth initiatives. Our cash and cash equivalents are carried at cost and consist primarily of demand deposits with commercial banks.

PNC Bank Revolver

ARCA borrowed funds for operations over the 13 week period ended April 1, 2017 under the PNC Bank Revolver loan subject to availability as described in Note 6. This loan was extended from May 1, 2017 to June 2, 2017 and was paid off in full on May 10, 2017. On April 1, 2017 and December 31, 2016 – we had $3,011 and $3,234 of additional borrowing availability on the PNC Bank Revolver, respectively. Maximum borrowing under the PNC Bank Revolver was $15 million through May 1, 2017. On May 1, 2017, the maximum amount of borrowing was reduced to $6 million. A total of approximately $750 of letters of credit were outstanding at April 1, 2017 and December 31, 2016, respectively. The weighted average interest rate for the period of December 31, 2016 through April 1, 2017 was 9.00%. We borrowed $28,249 and repaid $36,208 on the PNC Bank Revolver during the 13 weeks ended April 1, 2017; leaving an outstanding balance on the PNC Revolver of $2,374 and $10,333 at April 1, 2017 and December 31, 2016, respectively.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Market Risk and Impact of Inflation

Foreign Currency Exchange Rate Risk.  We currently generate revenues in Canada.  The reporting currency for our consolidated financial statements is U.S. dollars. It is not possible to determine the exact impact of foreign currency exchange rate changes; however, the effect on reported revenue and net earnings can be estimated.  We estimate that the U.S. dollar against the Canadian dollar had an immaterial impact on revenues and net income for the three months ended April 1, 2017.  We do not currently hedge foreign currency fluctuations and do not intend to do so for the foreseeable future.

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

Our management, including our Chief Executive Officer and Acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at April 1, 2017. Based on that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that, at April 1, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the first quarter of fiscal 2017, covered by this Quarterly Report on Form 10-Q, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.        Other Information

Item 1.    Legal Proceedings

On November 6, 2015, a complaint was filed in the Minnesota District Court for Hennepin County, Minnesota, by David Gray and Michael Boller, purporting to bring suit derivatively on behalf of the Company against twelve current and former officers and directors of the Company. The complaint alleges that the defendants breached their fiduciary duties based on substantially similar allegations to those asserted in Mr. Feola's putative securities class action complaint, and that the defendants have been unjustly enriched as a result thereof. The complaint seeks damages, disgorgement, an award of attorneys’ fees and other expenses, and an order compelling changes to the Company’s corporate governance and internal procedures. This matter has been stayed by the court, pursuant to a stipulation of the parties, until the United States District Court for the Central District of California determines the legal sufficiency of Mr. Feola's complaint or other specified developments occur in that case. This matter has been submitted to our insurance carriers. Given the uncertainty of litigation and the preliminary stage of this case, we cannot reasonably estimate the possible loss or range of loss that may result from these actions. The Company maintains liability insurance policies that may reduce the Company’s exposure, if any.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 5.    Other Information

MidCap Financing

On May 10, 2017, Appliance Recycling Centers of America, Inc. and its subsidiaries (“we”) entered into a Credit and Security Agreement (“Credit Agreement”) with MidCap Financial Trust, as a Lender and as Agent for itself and other lenders under the Credit Agreement (the “Lender”). The Credit Agreement provides us with a $12 million revolving line of credit, which may be increased to $16 million under certain terms and conditions. The Credit Agreement has a stated maturity date of May 10, 2020, if not renewed. The Credit Agreement is collateralized by a security interest in substantially all of our assets. The Lender is also secured by an inventory repurchase agreement with Whirlpool Corporation for Whirlpool purchases only. The Credit Agreement requires that we meet a minimum fixed charge coverage ratio of 1.00:1.00 for the applicable measuring period as of the end of each calendar month. The applicable measuring period is (i) the period commencing May 1, 2017 and ending on the last day of each calendar month from May 31, 2017 through April 30, 2018, and (ii) the twelve-month period ending on the last day of such calendar month thereafter. The Credit Agreement limits the amount of other debt we can incur, the amount we can spend on fixed assets, and the amount of investments we can make, along with prohibiting the payment of dividends.

The amount of revolving borrowings available under the Credit Agreement is based on a formula using receivables and inventories. We may not have access to the full $12 million revolving line of credit due to the formula using our receivables and inventories and the amount of any outstanding letters of credit issued by the Lender. As of May 10, 2017, the outstanding balance under the Credit Agreement was $2,700 and our available borrowing capacity was $3,017. The interest rate on the revolving line of credit is the one month LIBOR rate plus four and one-half percent (4.50%). As of May 10, 2017, the interest rate was .98856%.

In connection with this Credit Agreement, we paid off and terminated our existing Revolving Credit, Term Loan and Security Agreement, as amended, with PNC Bank, National Association on the same date.

Item 6.    Exhibits

Exhibit Number	Description

31.1+	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from our Quarterly Report on Form 10-Q for the three-month period ended April 1, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Cash Flows, (iv) the Notes to Consolidated Financial Statements, and (v) document and entity information.

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

Appliance Recycling Centers of America, Inc.
(Registrant)

Date:	May 16, 2017	By:	/s/ Tony Isaac
Tony Isaac
Chief Executive Officer
(Principal Executive Officer)

Date:	May 16, 2017	By:	/s/ Tony Isaac
Tony Isaac
Chief Financial Officer
(Principal Financial and Accounting Officer)

