Form 10-Q
period 2017-07-01
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2017-08-21
CIK 862861

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 1, 2017

or

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

As of August 21, 2017, there were outstanding 6,655,365 shares of the registrant’s Common Stock, without par value.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

PART I.                 FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	July 1,	December 31,
	2017	2016
	(Unaudited)

Assets
Cash and cash equivalents	$191	$968
Trade and other receivables, net	8,789	10,509
Inventories, net	12,574	16,291
Income tax receivable	–	16
Prepaid expenses and other current assets	2,326	761
Total current assets	23,880	28,545

Property and equipment, net	7,989	10,116
Restricted cash	1,298	500
Deposits and other assets	871	614
Deferred taxes	1,487	2,081
Total assets	$35,525	$41,856

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$4,836	$6,143
Accrued liabilities	8,607	8,888
Line of credit - PNC Bank	–	10,333
Accrued income taxes	1,200	–
Current portion of long term maturities	2,054	2,093
Total current liabilities	16,697	27,457

Long term obligations, less current maturities	3,365	2,826
Other noncurrent liabilities	328	364
Total liabilities	20,390	30,647

Stockholders' equity:
Common stock, no par value, 50,000 shares authorized, 6,655 shares issued and and outstanding at July 1, 2017 and December 31, 2016	22,437	22,405
Accumulated deficit	(6,757)	(11,028)
Accumulated other comprehensive loss	(538)	(574)
Total stockholders' equity	15,142	10,803
Non controlling interest	(7)	406
Total liabilities and stockholders' equity	$35,525	$41,856

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

(in Thousands)

	13 Weeks Ended		26 Weeks Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Revenues	$25,782	$24,756	$49,021	$50,101
Cost of revenues	17,063	18,320	34,279	37,474
Gross profit	8,719	6,436	14,742	12,627

Operating expenses:
Selling, general and administrative expenses	6,134	7,529	13,866	14,507
Operating income (loss)	2,585	(1,093)	876	(1,880)
Other income (expense):
Gain on the sale of property	–	–	5,163	–
Interest expense, net	(132)	(304)	(429)	(587)
Other income (expense)	62	(26)	67	94
Total other income (expense), net	(70)	(330)	4,801	(493)
Income (loss) before provision for income taxes	2,515	(1,423)	5,677	(2,373)
Total provision (benefit) for income taxes	602	758	1,819	438
Net income (loss)	1,913	(2,181)	3,858	(2,811)
Net loss attributed to noncontrolling interest	150	78	413	257
Net income (loss) attributed to controlling interest	$2,063	$(2,103)	$4,271	$(2,554)

Earnings (loss) per share:
Basic and Diluted	$0.31	$(0.35)	$0.64	$(0.43)
Diluted	$0.31	$(0.35)	$0.64	$(0.43)

Weighted average common shares outstanding:
Basic	6,655	5,929	6,655	5,915
Diluted	6,687	5,929	6,706	5,915

Net income (loss)	$1,913	$(2,181)	$3,858	$(2,811)
Other comprehensive income (loss), net of tax
Effect of foreign currency translation adjustments	23	24	36	43
Total other comprehensive income (loss), net of tax	23	24	36	43
Comprehensive income (loss)	1,936	(2,157)	3,894	(2,768)
Comprehensive loss attributable to noncontrolling interest	150	78	413	257
Comprehensive income (loss) attributable to controlling interest	$2,086	$(2,079)	$4,307	$(2,511)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	26 Weeks Ended
	July 1, 2017	July 2, 2016
OPERATING ACTIVITIES:
Net income	$3,858	$(2,811)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	609	634
Amortization of debt issuance costs	135	89
Stock based compensation expense	32	141
Gain on sale of property	(5,163)	–
Change in reserve for uncollectible accounts receivable	(27)	–
Change in reserve for inventory obsolescence	32	–
Change in deferred income taxes	594	439
Other	(291)	(37)
Changes in assets and liabilities:
Trade and other receivables	1,777	4,917
Prepaid expenses and other current assets	(1,566)	(145)
Inventories	3,697	801
Accounts payable and accrued expenses	(1,605)	744
Accrued income taxes	1,216	885

Net cash provided by operating activities	3,298	5,657

INVESTING ACTIVITIES:
Purchases of property and equipment	(104)	(193)
Proceeds from sale of property, net	6,785	–
Increase in restricted cash	(798)	–
Other	–	(3)

Net cash provided by (used) in investing activities	5,883	(196)

FINANCING ACTIVITIES:
Net payments under line of credit - PNC Bank	(10,333)	(4,882)
Net borrowing under the line of credit - MidCap Financial Trust	1,066	–
Proceeds from issuance of long term debt obligations	1,070	100
Payment of debt issuance costs	(344)	(125)
Payments on debt obligations	(1,427)	(307)
Net cash used in financing activities	(9,968)	(5,214)

Effect of changes in exchange rate on cash and cash equivalents	10	33

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(777)	280

CASH AND CASH EQUIVALENTS, beginning of period	968	1,969

CASH AND CASH EQUIVALENTS, end of period	$191	$2,249

Supplemental cash flow disclosures:
Interest paid	$304	$213
Income taxes refunded (paid)	$(48)	$871

Noncash financing and investing activities:
Debt issuance costs related to credit agreement renewal	$–	$63

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

The accompanying balance sheet as of December 31, 2016 which has been derived from the audited consolidated financial statements and the unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and Article 8 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, normal and recurring adjustments and accruals considered necessary for a fair presentation for the periods indicated have been included. Operating results for the three-month and six-month periods ended July 1, 2017 and July 2, 2016, are presented using 13-week and 26-week periods, respectively.  The results of operations for any interim period are not necessarily indicative of the results for the year.

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

AAP is a joint venture that was formed in October 2009 between ARCA and 4301 Operations, LLC (“4301”). ARCA and 4301 owned a 50% interest in AAP through August 15, 2017. AAP established a regional processing center in Philadelphia, Pennsylvania at which recyclable appliances are processed. The financial position and results of operations of AAP are consolidated in our financial statements based on our conclusion that AAP is a variable interest entity due to our contribution in excess of 50% of the total equity, subordinated debt and other forms of financial support. We had a controlling financial interest in AAP and we have provided substantial financial support to fund the operations of AAP since its inception. On August 15, 2017, subsequent to these condensed consolidated financial statements, ARCA sold it’s 50% interest in AAP. See Note 14 to these condensed consolidated financial statements.

On August 18, 2017, subsequent to these condensed consolidated financial statements, we acquired GeoTraq, Inc. (“GeoTraq”). GeoTraq is a development stage company that is engaged in the development, manufacture, and, ultimately, sale of cellular transceiver modules, also known as Cell-ID modules. GeoTraq has created the world’s first, and only, dedicated Cell-ID transceiver module that can enable the design of extremely small, inexpensive products that can operate for years on a single charge, powered by standardly available batteries of diminutive size without the need of recharge. Accordingly, and utilizing Cell-ID technology exclusively, we believe that GeoTraq will provide an exclusive, low-cost solution and service life that will enable new global markets for location-based services (LBS) that could utilize technology similar to the technology that emergency 911 location systems currently utilize.

The GeoTraq platform is a Java-based, scalable, multi-tenant software, designed to manage an unlimited number of Cell-ID devices. Cell-ID transceivers work indoors, unlike GPS, which are only accurate outdoors. Cell-ID transceivers do not require close proximity for asset tracking, unlike both RFID and Wi-Fi. GPS devices are more expensive and utilize significantly more energy than the GeoTraq device. RFID technology will operate indoors, but only over short distances and requires installation of additional hardware.

As a result of this transaction, GeoTraq became a wholly-owned subsidiary of ours. In connection with this transaction, we tendered to the owners of GeoTraq $200,000, issued to them an aggregate of 288,588 shares of our Series A Convertible Preferred Stock, and entered into one-year unsecured promissory notes for an aggregate of $800,000. We are in discussions with our bank in respect of harmonizing this transaction with our rights and obligations under our banking agreement. As the information set forth herein is merely a descriptive summary of the transaction, it cannot contain every detail of the transaction. The agreement between GeoTraq and us is filed with this Report as Exhibit 10.9. See Note 14 to these condensed consolidated financial statements.

2.          Inventories

Inventories, consisting principally of appliances, are stated at the lower of cost, determined on a specific identification basis, or net realizable value and consist of:

	July 1, 2017	December 31, 2016
Appliances held for resale	$12,456	$16,146
Processed metals from recycled appliances held for resale	118	139
Other	–	6
	$12,574	$16,291

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

3.          Earnings per share

Basic income per common share is computed based on the weighted average number of common shares outstanding. Diluted income per common share is computed based on the weighted average number of shares of common stock outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive shares of common stock been issued. Potentially dilutive shares of common stock include unexercised stock options and warrants.  Basic per share amounts are computed, generally, by dividing net income attributable to controlling interest by the weighted average number of shares of common stock outstanding. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless their effect is anti-dilutive, thereby reducing the loss or increasing the income per common share.  In calculating diluted weighted average shares and per share amounts, we included stock options and warrants with exercise prices below average market prices, for the respective reporting periods in which they were dilutive, using the treasury stock method. We calculated the number of additional shares by assuming the outstanding stock options were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the quarter. For the 13 weeks and 26 weeks ended July 1, 2017 and July 2, 2016, we excluded options and warrants to purchase 734 and 734 shares of common stock from the diluted weighted average shares outstanding calculation as the effect of these options were anti-dilutive.

	13 Weeks Ended		26 Weeks Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Basic

Net income (loss) attributed to controlling interest	$2,063	$(2,103)	$4,271	$(2,554)

Weighted average common shares outstanding	6,655	5,929	6,655	5,915

Basic earnings (loss) per share	$0.31	$(0.35)	$0.64	$(0.43)

Diluted

Net income (loss) applicable to diluted earnings (loss) per share	$2,063	$(2,103)	$4,271	$(2,554)

Weighted average common shares outstanding	6,655	5,929	6,655	5,915
Add: Options	–	–	–	–
Add: Common Stock Warrants	32	–	51	–
Assumed diluted weighted average common shares outstanding	6,687	5,929	6,706	5,915

Diluted earnings (loss) per share	$0.31	$(0.35)	$0.64	$(0.43)

4.          Share-based compensation

We recognized share-based compensation expense of $9 and $102 for the 13 weeks ended July 1, 2017, and July 2, 2016 respectively. We recognized share-based compensation expense of $32 and $140 for the 26 weeks ended July 1, 2017 and July 2, 2016, respectively. There is no estimated future share-based compensation expense as of July 1, 2017.

5.          Variable interest entity

The financial position and results of operations of AAP are consolidated in our financial statements based on our conclusion that AAP is a variable interest entity due to our contribution in excess of 50% of the total equity, subordinated debt and other forms of financial support. We have provided substantial financial support to fund the operations of AAP since its inception. The financial position and results of operations for AAP are reported in our recycling segment. On August 15, 2017, we sold our 50% interest in AAP. See Note 14 – Subsequent Events to these condensed consolidated financial statements.

The following table summarizes the assets and liabilities of AAP as of July 1, 2017 and December 31, 2016:

	July 1, 2017	December 31, 2016
Assets
Current assets	$293	$438
Property and equipment, net	6,933	7,322
Other assets	93	83
Total assets	$7,319	$7,843

Liabilities
Accounts payable	$2,569	$1,388
Accrued expenses	585	523
Current maturities of long-term debt obligations	728	3,558
Long-term debt obligations, net of current maturities	3,166	435
Other liabilities (a)	289	1,126
Total liabilities	$7,337	$7,030

(a)    Other liabilities represent loans and advances between ARCA and AAP that are eliminated in consolidation.

The following table summarizes the operating results of AAP for the 13 weeks and 26 weeks ended July 1, 2017, and July 2, 2016, respectively:

	13 Weeks Months Ended
	July 1, 2017	July 2, 2016
Revenues	$642	$1,695
Gross profit	100	319
Operating loss	(236)	(93)
Net loss	(299)	(159)

	26 Weeks Ended
	July 1, 2017	July 2, 2016
Revenues	$1,127	$3,480
Gross profit	(14)	475
Operating loss	(708)	(364)
Net loss	(826)	(514)

6.       Property and equipment

Property and equipment as of July 1, 2017, and December 31, 2016, consist of the following:

	Useful Life (Years)	July 1, 2017	December 31, 2016
Land		$–	$1,140
Buildings and improvements	18-30	2,288	3,780
Equipment (including computer software)	3-15	18,687	19,260
Projects under construction		205	204
Property and equipment		21,180	24,384
Less accumulated depreciation and amortization		(13,191)	(14,268)
Property and equipment, net		$7,989	$10,116

Depreciation and amortization expense was $284 and $309 for the 13 weeks ended July 1, 2017 and July 2, 2016, respectively. Depreciation and amortization expense was $609 and $634 for the 26 weeks ended July 1, 2017 and July 2, 2016, respectively.

On January 25, 2017, the Company sold its’ Compton, California facility (the “Compton Facility”) for $7,103 to Terreno Acacia, LLC. The proceeds from the sale paid off the PNC term loan in the aggregate principal amount of $1,020 that was secured by the property and costs of sale of $325, with the remaining proceeds of $5,758 paid towards the PNC Revolver(as defined below). The Company recorded a gain on the sale of property of $5,163. The Company rented the Compton Facility back from Terreno Acacia, LLC after the completion of the sale from January 26, 2017 through April 10, 2017.

7.          Deposits and other assets

Deposits and other assets as of July 1, 2017, and December 31, 2016, consist of the following:

	July 1, 2017	December 31, 2016
Deposits	$578	$453
Other	236	104
Recycling contract, net	19	19
Goodwill	38	38
	$871	$614

For the 13 weeks and 26 weeks ended July 1, 2017, we recorded amortization expense of $0, related to our finite intangible assets.

8.          Accrued liabilities

Accrued liabilities as of July 1, 2017, and December 31, 2016, consist of the following:

	July 1, 2017	December 31, 2016
Sales tax estimates, including interest	$4,573	$4,203
Compensation and benefits	1,147	2,431
Accrued incentive and rebate checks	471	358
Accrued rent	242	263
Warranty	42	26
Accrued payables	1,196	570
Deferred revenue	350	227
Other	586	810
	$8,607	$8,888

Sales and Use Tax Assessment

We operate in twenty-three states in the U.S. and in various provinces in Canada. From time to time, we are subject to sales and use tax audits that could result in additional taxes, penalties and interest owed to various taxing authorities.

As previously disclosed, the California Board of Equalization (“BOE”) conducted a sales and use tax examination covering the California operations of the Company for 2011, 2012 and 2013. The Company believed it was exempt from collecting sales taxes under service agreements with utility customers that included appliance replacement programs. During the fourth quarter of 2014, the Company received communication from the BOE indicating they were not in agreement with the Company’s interpretation of the law. As a result, the Company applied for and, as of February 9, 2015, received approval to participate in the California Board of Equalization’s Managed Audit Program. The period covered under this program included 2011, 2012, 2013 and extended through the nine-month period ended September 30, 2014.

On April 13, 2017 the Company received the formal BOE assessment for sales tax for tax years 2011, 2012 and 2013 in the amount of $4.1 million plus applicable interest of $0.5 million related to the appliance replacement programs that we administered on behalf of our customers on which we did not assess, collect or remit sales tax. The Company intends to appeal this assessment and continue to engage the services of our existing retained sales tax experts throughout the appeal process. The BOE tax assessment is subject to protest and appeal, and would not need to be funded until the matter has been fully resolved through the appeal process. The Company anticipates that resolution of the BOE assessment could take up to two years.

9.          Line of credit - PNC Bank

We had a Revolving Credit, Term Loan and Security Agreement, as amended, (“PNC Revolver”) with PNC Bank, National Association (“PNC”) that provided us with a $15,000 revolving line of credit. The Revolving Credit Agreement included a lockbox agreement and a subjective acceleration clause and as a result we have classified the revolving line of credit as a current liability. The PNC Revolver was collateralized by a security interest in substantially all of our assets and PNC was also secured by an inventory repurchase agreement with Whirlpool Corporation solely with respect to Whirlpool purchases only. We also issued a $750 letter of credit in favor of Whirlpool Corporation. The PNC Revolver required, starting with the fiscal quarter ending April 2, 2016, that we meet a specified minimum earnings before interest, taxes, depreciation and amortization, and continuing at the end of each quarter thereafter, that we meet a minimum fixed charge coverage ratio of 1.1 to 1.0. The PNC Revolver limited investments that we could purchase, the amount of other debt and leases that we could incur, the amount of loans that we could issue to our affiliates and the amount we could spend on fixed assets, along with prohibiting the payment of dividends.

The interest rate on the PNC Revolver, as stated in our renewal agreement on January 22, 2016, was PNC Base Rate plus 1.75% to 3.25%, or 1-, 2- or 3-month PNC LIBOR Rate plus 2.75% to 4.25%, with the rate being dependent on our level of fixed charge coverage. The PNC Base Rate meant, for any day, a fluctuating per annum rate of interest equal to the highest of (i) the interest rate per annum announced from time to time by PNC as its prime rate, (ii) the Federal Funds Open Rate plus 0.5%, and (iii) the one-month LIBOR rate plus 100 basis points (1%).

The amount of revolving borrowings under the PNC Revolver was based on a formula using accounts receivable and inventories. We did not have access to the full $15,000 revolving line of credit due to such formula, the amount of the letter of credit issued in favor of Whirlpool Corporation and the amount of outstanding loans owed to PNC by out AAP joint venture.

As disclosed by the Company in Item 2.01 of its Current Report on Form 8-K filed on January 31, 2017, the Company sold its the Compton Facility building and land for $7,103. The net proceeds from the sale, after costs of sale and payoff of the Term Loan (as defined below), were used to reduce the outstanding balance under our PNC Revolver.

On May 1, 2017, the PNC Revolver loan agreement was amended and the term was extended through June 2, 2017. The amendment, effective May 2, 2017, also reduced the maximum amount of borrowing under the PNC Revolver to $6 million. On May 10, 2017 we repaid in full and terminated our existing Revolving Credit, Term Loan and Security Agreement, as amended, with PNC Bank, National Association on the same date.

The PNC Revolver terminated and was paid in full on May 10, 2017 with funds from MidCap Financial Trust. A letter of credit to Whirlpool Corporation remains outstanding with PNC backed by restricted cash collateral of $750 as of July 1, 2017. See Note 11, Borrowings, for additional information.

10.       Long term obligations

Long term debt, capital lease and other financing obligations as of July 1, 2017, and December 31, 2016, consist of the following:

	July 1, 2017	December 31, 2016

PNC term loan	$–	$1,020
MidCap financial trust asset based revolving loan	1,066	–
AFCO Finance	820	–
Susquehanna term loans	3,242	3,242
GE 8% loan agreement	482	482
EEI note	103	103
PIDC 2.75% note, due in month installments of $3, including interest, due October 2024	270	287
Capital leases and other financing obligations	424	564
Debt issuance costs, net	(988)	(779)
Total debt obligations	5,419	4,919
Less current maturities	(2,054)	(2,093)
Long-term debt obligations, net of current maturities	$3,365	$2,826

On January 24, 2011, we entered into a $2,550 Term Loan (“Term Loan”) with PNC Bank to refinance the mortgage on our Compton Facility. The Term Loan was payable in 119 consecutive monthly principal payments of $21 plus interest commencing on February 1, 2011 and followed by a 120th payment of all unpaid principal, interest and fees on February 1, 2021. The Revolving Credit Agreement required a balloon payment of $1,020 in principal plus interest and additional fees due on January 31, 2017. The Term Loan was collateralized with our California facility located in Compton, California. As disclosed by the Company in Item 2.01 of the Company’s Current Report on Form 8-K filed on January 31, 2017, the Term Loan was paid off in full on January 25, 2017 when the Compton Facility was sold.

MidCap Financial Trust

On May 10, 2017, we entered into a Credit and Security Agreement (“Credit Agreement”) with MidCap Financial Trust (“MidCap Financial Trust”), as a lender and as agent for itself and other lenders under the Credit Agreement. The Credit Agreement provides us with a $12 million revolving line of credit, which may be increased to $16 million under certain terms and conditions (the “MidCap Revolver”). The Credit Agreement has a stated maturity date of May 10, 2020, if not renewed. The Credit Agreement is collateralized by a security interest in substantially all of our assets. The lender is also secured by an inventory repurchase agreement with Whirlpool Corporation for Whirlpool purchases only. The Credit Agreement requires that we meet a minimum fixed charge coverage ratio of 1.00:1.00 for the applicable measuring period as of the end of each calendar month. The applicable measuring period is (i) the period commencing May 1, 2017 and ending on the last day of each calendar month from May 31, 2017 through April 30, 2018, and (ii) the twelve-month period ending on the last day of such calendar month thereafter. The Credit Agreement limits the amount of other debt we can incur, the amount we can spend on fixed assets, and the amount of investments we can make, along with prohibiting the payment of dividends.

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

On July 1, 2017 and December 31, 2016, our available borrowing capacity under the Credit Agreement is $2,517 and $0, respectively. The weighted average interest rate for the period of May 10, 2017 through July 1, 2017 was 5.73%. We borrowed $16,030 and repaid $14,964 on the Credit Agreement during the period of May 10, 2017 through July 1, 2017, leaving an outstanding balance on the Credit Agreement of $1,066 and $0 at July 1, 2017 and December 31, 2016, respectively.

On June 16, 2017, we entered into a financing agreement with AFCO Credit Corporation (“AFCO”) to fund the annual premiums on insurance policies purchased through Marsh Insurance. These policies relate to workers’ compensation and various liability policies including, but not limited to, General, Auto, Umbrella, Property, and Directors’ and Officers’.  The total amount of the premiums financed is $1,070 with an interest rate of 3.567%. An initial down payment of $160 was paid on June 16, 2017 and an additional 10 monthly payments of $92 will be made beginning July 1, 2017 and ending April 1, 2018. The outstanding principal at the end of July 1, 2017 and December 31, 2016 was $820 and $0, respectively.

On March 10, 2011, AAP entered into three separate commercial term loans (“BB&T Term Loans”) with Branch Banking Trust Company, as successor to Susquehanna Bank, (“BB&T”) pursuant to the guidelines of the U.S. Small Business Administration 7(a) Loan Program.  The total amount of the BB&T Term Loans was $4,750, divided into three separate loans of $2,100; $1,400; and $1,250, respectively. The BB&T Term Loans matured in ten years and bore an interest rate of prime plus 2.75%.  As of July 1, 2017 and July 2, 2016, the interest rate was 6.50% and 6.00%, respectively.  Borrowings under the BB&T Term Loans were secured by substantially all of the assets of AAP along with liens on the business assets and certain personal assets of the owners of 4301 Operations, LLC. We were a guarantor of the BB&T Term Loans along with 4301 Operations, LLC and its members. In connection with the BB&T Term Loans, BB&T had a security interest in the recycling equipment assets of the Company. The BB&T Term Loans entered into by AAP were paid in full on August 15, 2017 and BB&T’s security interest in the recycling equipment assets of the Company was terminated and released. Please see Note 14, Subsequent Events, of these condensed consolidated financial statements.

On November 8, 2016, the Company entered into a securities purchase agreement with Energy Efficiency Investments, LLC, pursuant to which the Company agreed to issue up to $7,732 principal amount of 3% Original Issue Discount Senior Convertible Promissory Notes of the Company and related common stock purchase warrants. These notes will be issued from time to time, up to such aggregate principal amount, at the request of the Company, subject to certain conditions, or at the option of Energy Efficiency Investments, LLC. Interest accrues at the rate of eight percent per annum on the principal amount of the notes outstanding from time to time, and is payable at maturity or, if earlier, upon conversion of these notes. The principal amount of these notes outstanding at July 1, 2017 and December 31, 2016, was $103.

Capital leases and other financing obligations:  We acquire certain equipment under capital leases and other financing obligations.  The cost of the equipment was approximately $2,527 and $2,601 as of July 1, 2017, and December 31, 2016, respectively.  Accumulated amortization as of July 1, 2017, and December 31, 2016, was approximately $1,752 and 1,771, respectively.  Depreciation and amortization expense is included in cost of revenues and selling, general and administrative expenses.

11.          Commitments and Contingencies

Contracts:  We have entered into material contracts with three appliance manufacturers.  Under the agreements there are no minimum purchase commitments; however, we have agreed to indemnify the manufacturers for certain claims, allegations or losses with respect to appliances we sell.

Litigation

On November 6, 2015, a complaint was filed in the Minnesota District Court for Hennepin County, Minnesota, by David Gray and Michael Boller, purporting to bring suit derivatively on behalf of the Company against twelve current and former officers and directors of the Company. The complaint alleges that the defendants breached their fiduciary duties to the Company, and that the defendants have been unjustly enriched as a result thereof. The complaint seeks damages, disgorgement, an award of attorneys’ fees and other expenses, and an order compelling changes to the Company’s corporate governance and internal procedures. The parties have reached a settlement that, if approved by the court, will fully resolve plaintiffs’ claims and provide for the release of all claims asserted in the litigation. On August 2, 2017, the court entered an order granting preliminary approval of the settlement. The court has scheduled a final approval hearing to take place on September 29, 2017. We can make no assurances that the court will grant final approval of the settlement. This matter has been submitted to our insurance carriers.

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

AMTIM Capital Inc. (“AMTIM”) provides management and sales services in respect of our recycling services in Canada, and is paid pursuant to agreements between AMTIM and us. A dispute has arisen between AMTIM and us with respect to the calculation of amounts due to AMTIM pursuant to the agreements. In a lawsuit filed in the province of Ontario, AMTIM claims a discrepancy in the calculation of fees due to AMTIM by us in excess of $1.6 million. The United States District Court for the District of Minnesota has issued a declaratory judgment to the effect that our method of calculating of the amounts due to AMTIM is correct. Although the outcome of this Ontario claim is uncertain, we believe that no further amounts are due under the terms of the agreement and we will continue to defend our position relative to this lawsuit.

We are party from time to time to ordinary course disputes that we do not believe to be material or have merit.  We intend to vigorously defend ourselves against these ordinary course disputes.

12.          Income Taxes

Our overall effective tax rate was 32.0% and (18.5)% for the six months ended July 1, 2017 and July 2, 2016, respectively. The effective tax rate varies from the U.S. federal statutory rate due to state taxes, foreign taxes, share-based compensation, non-controlling interest, valuation allowance, and certain non-deductible expenses.

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

The following tables present our segment information for periods indicated:

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Revenues
Retail	$15,038	$16,017	$30,827	$32,666
Recycling	11,344	8,739	18,794	17,435
Total revenues	$26,382	$24,756	$49,621	$50,101

Gross profit
Retail	$4,730	$4,373	$8,937	$9,060
Recycling	3,989	2,063	5,805	3,567
Total gross profit	$8,719	$6,436	$14,742	$12,627

Operating income (loss)
Retail	$1,880	$(487)	$1,802	$(437)
Recycling	705	(606)	(926)	(1,443)
Total operating loss	$2,585	$(1,093)	$876	$(1,880)

Depreciation and amortization
Retail	$44	$51	$89	$105
Recycling	263	258	520	529
Total depreciation and amortization	$307	$309	$609	$634

Interest Expenses
Retail	$6	$1	$7	$249
Recycling	126	303	422	338
Total interest expenses	$132	$304	$429	$587

	July 1,	December 31,
	2017	2016
Total Assets
Retail	$14,716	$17,559
Recycling	20,809	24,297
	$35,525	$41,856
Intangible assets
Retail	$–	$–
Recycling	56	56
	$56	$56

14.          Subsequent Events

Sale of AAP Joint Venture Interest

On August 15, 2017, the Company sold its 50% joint venture interest in AAP to 4301, ARCA’s joint venture partner in AAP, in consideration of $800 in cash. In a separate related transaction on the same date, ARCA agreed to license certain intellectual property practiced by patent No. 8,931,289 to Recleim LLC, a Delaware limited liability company and parent company of Recleim PA, LLC (“licensee”) for use at 4301 North Delaware Avenue, Philadelphia, PA or any successor facility within 15 miles where licensee conducts business.

On August 15, 2017 Recleim PA, LLC paid in full all BB&T indebtedness owed by AAP in the amount of $3,454, and terminated and released all security interests in AAP and ARCA’s equipment as part of Recleim PA LLC’s purchase of certain equipment and assets from AAP on the same date. Recleim PA LLC is also assuming approximately $768 in AAP liabilities and assuming all of ARCA’s liabilities to Haier US Appliance Solutions, Inc, dba GE Appliances (“GEA”). See Item 1. Other Information – Legal Proceedings for additional information.

Acquisition of GeoTraq

On August 18, 2017, the Company acquired GeoTraq, Inc. (“GeoTraq”). GeoTraq is a development stage company that is engaged in the development, manufacture, and, ultimately, sale of cellular transceiver modules, also known as Cell-ID modules. As a result of this transaction, GeoTraq became a wholly-owned subsidiary of the Company. In connection with this transaction, the Company tendered to the owners of GeoTraq $200, issued to them an aggregate of 288,588 shares of the Company’s Series A Convertible Preferred Stock, and entered into one-year unsecured promissory notes for an aggregate of $800. The Company is in discussions with its bank in respect of harmonizing this transaction with the Company’s rights and obligations under its banking agreement with MidCap Financial Trust.

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

The forward-looking statements contained in this quarterly report, and other written and oral forward-looking statements made by us from time to time, are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Any forward-looking information regarding our operations will be affected primarily by individual retail stores’ profitability, the volume of appliance sales, the strength of energy conservation recycling programs and general economic conditions affecting consumer demand for appliances. Any forward-looking information will also be affected by our continued ability to purchase product from our suppliers at acceptable prices, the ability of individual retail stores to meet planned revenue levels, the number of retail stores, costs and expenses being realized at higher than expected levels, our ability to secure an adequate supply of special-buy appliances for resale, the ability to secure appliance recycling and replacement contracts with sponsors of energy efficiency programs, the ability of customers to supply units under their recycling contracts with us, the performance of our consolidated variable interest entity, the continued availability of our current line of credit and the outcome of the pending sales and use tax examination in California.  Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (including the information presented therein under Risk Factors), as well as our Quarterly Reports on Forms 10-Q and other publicly available information. All amounts herein are unaudited.

Overview

Appliance Recycling Centers of America, Inc. and Subsidiaries (“we,” the “Company” or “ARCA”) are in the business of being the bridge between utilities or manufacturers to their customers by recycling, replacing, and selling major household appliances in North America. We are committed to energy efficiency and have been a pioneer in appliance recycling programs.

We operate two reportable segments:

•	Retail: Our retail segment offers the latest in innovative appliances from major manufactures. We generate income from the sale of appliances and related services through 18 ApplianceSmart® stores in four geographic areas. We have an online presence and also include a portion of our revenue from byproducts from collected appliances. We have two product lines, new and out-of-the-box that give the large manufacturers a channel to move their product without disrupting their normal distribution channels.

•	Recycling: Our recycling segment is a turnkey appliance recycling program. We receive fees charged for recycling, replacement and additional services for utility energy efficiency programs and have established 17 Regional Processing Centers (“RPCs”) for this segment throughout the United States and Canada. Our recycling segment also includes all income generated from our agreement with GE Appliances, a Haier Group Company (“GE”). GE sells us recyclable appliances in certain regions of the United States and we collect, process, and recycle the appliances. These appliances include units manufactured by GE and by other manufacturers. The agreement requires that we will only recycle, and will not sell for re-use or resale, the recyclable appliances. We have established Regional Processing Centers (“RPCs”) in Philadelphia and Louisville to support our agreement with GE. The RPC in Philadelphia is operated by ARCA Advanced Processing, LLC (“AAP”) through a joint venture agreement between ARCA and 4301 Operations, LLC (“4301”). AAP employs advanced technology to refine traditional appliance recycling techniques to achieve optimal revenue-generating and environmental benefits. We are also the exclusive North American distributor for UNTHA Recycling Technology (“URT”), one of the world’s leading manufacturers of technologically advanced refrigerator recycling systems and recycling facilities for electrical household appliances and electronic scrap.

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

For the Thirteen Weeks Ended July 1, 2017 and July 2, 2016

Results of Operations

The following table sets forth certain statement of operations items and as a percentage of revenue, for the periods indicated:

	13 Weeks Ended		13 Weeks Ended
	July 1, 2017		July 2, 2016
Statement of operations data (in thousands):
Revenue	$25,782	100.0%	$24,756	100.0%
Cost of revenue	17,063	66.2%	18,320	74.0%
Gross profit	8,719	33.8%	6,436	26.0%
Selling, general and administrative expense	6,134	23.8%	7,529	30.4%
Operating income (loss)	2,585	10.0%	(1,093)	-4.4%
Interest (expense), net	(132)	-0.5%	(304)	-1.2%
Other income (expense)	62	0.2%	(26)	-0.1%
Net income (loss) before income taxes	2,515	9.8%	(1,423)	-5.7%
Provision for income taxes	602	2.3%	758	-3.1%
Net income (loss) before noncontrolling interest	1,913	7.4%	(2,181)	-8.8%
Net loss attributed to noncontrolling interest	150	0.6%	78	0.3%
Net income (loss) attributed to ARCA	$2,063	8.0%	$(2,103)	-8.5%

The following tables set forth revenues for key product and service categories, percentages of total revenue and gross profits earned by key product and service categories and gross profit percent as compared to revenues for each key product category indicated:

	13 Weeks Ended		13 Weeks Ended
	July 1, 2017		July 2, 2016
	Net	Percent	Net	Percent
(in the Thousands)	Revenue	of Total	Revenue	of Total
Revenue
Retail Boxed	$9,106	35.3%	$10,517	42.5%
Retail UnBoxed	4,603	17.9%	4,696	19.0%
Retail Delivery	319	1.2%	381	1.5%
Retail Service, Parts & Accessories	239	0.9%	288	1.2%
Extended Warranties, net	657	2.5%	214	0.9%
Recycling, Byproducts, Carbon Offset	7,634	29.6%	6,428	26.0%
Replacement Appliances	3,224	12.5%	2,232	9.0%
Total Revenue	$25,782	100.0%	$24,756	100.0%

	13 Weeks Ended		13 Weeks Ended
	July 1, 2017		July 2, 2016
	Gross	Gross	Gross	Gross
	Profit	Profit %	Profit	Profit %
Gross Profit
Retail Boxed	$1,543	16.9%	$2,403	22.8%
Retail UnBoxed	1,853	40.3%	1,513	32.2%
Retail Delivery	657	206.0%	416	109.2%
Retail Service, Parts & Accessories	(290)	-121.3%	236	81.9%
Extended Warranties, net	657	100.0%	214	100.0%
Recycling, Byproducts, Carbon Offset	3,051	40.0%	1,554	24.2%
Replacement Appliances	1,248	38.7%	100	4.5%
Total Gross Profit	$8,719	33.8%	$6,436	26.0%

Revenue

Revenue increased $1,026 or 4.1% for the 13 weeks ended July 1, 2017 as compared to the 13 weeks ended July 2, 2016.

Revenue increased in the following categories as compared to the prior year period:

Recycling, Byproducts, Carbon Offset $1,206 or 18.8%, Extended Warranties,net $443 or 207% and Replacement Appliances $992 or 44.4% The revenue increases were partially offset by the following decreases in revenue as compared to the prior year period:

Retail Boxed $1,411 or 13.4%, Retail UnBoxed $93 or 2.0%, Retail Delivery $62 or 16.3% and Retail Service, Parts and Accessories $49 or 17.0%.

Cost of Revenue

Cost of revenue decreased $1,257, or 6.9% for the 13 weeks ended July 1, 2017 as compared to the 13 weeks ended July 2, 2016, primarily as a result of the change in revenue discussed above as well as the changes in gross profit discussed below.

Gross Profit

Gross profit increased $2,283 or 35.5%, for the 13 weeks ended July 1, 2017 as compared to the 13 weeks ended July 2, 2016.

Gross profit increased in the following categories as compared to the prior year period:

Retail UnBoxed $340 or 22.5%, Retail Delivery $241 or 57.9%, Extended Warranties, net $443 or 207%, Recycling, Byproducts, Carbon Offset $1,497 or 96.3% and Replacement Appliances $1,148 or 1148%.

Gross profit increases were partially offset by the following decreases in gross profit as compared to the prior year period.

Retail Boxed $860 or 35.8% and Retail Service, Parts and Accessories $526 or 222.9%.

Gross profit margin as a percentage of sales were improved for Retail UnBoxed 40.3% vs. 32.2%, Retail Delivery 206% vs. 109.2%, Recycling, Byproducts, Carbon Offset 40.0% vs. 24.2% an Replacement Appliances 38.7% vs. 4.5%.

Gross profit margin as a percentage of sales declined for Retail Boxed 16.9% vs. 22.8%, Retail Service, Parts and Accessories -121.3% vs. 81.9%.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased $1,395 or 18.5%, for the 13 weeks ended July 1, 2017 as compared to the 13 weeks ended July 2, 2016.

Operating Income

As a result of the factors described above, operating income of $2,585 for the 13 weeks ended July 1, 2017, represented an increase of $3,938 over the comparable prior 13 week period of $(1,093).

Interest Expense, net

Interest expense net decreased $172 or 56.6%, for the 13 weeks ended July 1, 2017 as compared to the 13 weeks ended July 2, 2016 primarily due to decreased rates and amounts of interest paid as a result of decreased borrowing.

Other Income and Expense

Other income and expense increased $88 for the 13 weeks ended July 1, 2017 as compared to the 13 weeks ended July 2, 2016.

Provision for (benefit from) Income Taxes

We recorded a provision for income taxes of $602 for the 13 weeks ended July 1, 2017, compared with a provision of $758 in the same period of 2016. The provision for income taxes for the 13 weeks ended July 1, 2017, decreased over the same period of 2016 by $156.

Net Income

The factors described above led to a net income of $2,063 for the 13 weeks ended July 1, 2017, an increase of $4,166 from a net loss of $2,103 for the 13 weeks ended July 2, 2016.

For the Twenty-Six Weeks Ended July 1, 2017 and July 2, 2016

Results of Operations

The following table sets forth certain statement of operations items and as a percentage of revenue, for the periods indicated:

	26 Weeks Ended		26 Weeks Ended
	July 1, 2017		July 2, 2016
Statement of operations data (in thousands):
Revenue	$49,021	100.0%	$50,101	100.0%
Cost of revenue	34,279	69.9%	37,474	74.8%
Gross profit	14,742	30.1%	12,627	25.2%
Selling, general and administrative expense	13,866	28.3%	14,507	29.0%
Operating income (loss)	876	1.8%	(1,880)	-3.8%
Gail on the sale of assets	5,163	10.5%	–	0.0%
Interest (expense), net	(429)	-0.9%	(587)	-1.2%
Other income (expense)	67	0.1%	94	0.2%
Net income (loss) before income taxes	5,677	11.6%	(2,373)	-4.7%
Provision for income taxes	1,819	3.7%	438	0.9%
Net income (loss) before noncontrolling interest	3,858	7.9%	(2,811)	-5.6%
Net loss attributed to noncontrolling interest	413	0.8%	(257)	-0.5%
Net income (loss) attributed to ARCA	$4,271	8.7%	$(2,554)	-5.1%

The following tables set forth revenues for key product and service categories, percentages of total revenue and gross profits earned by key product and service categories and gross profit percent as compared to revenues for each key product category indicated:

	26 Weeks Ended		26 Weeks Ended
	July 1, 2017		July 2, 2016
	Net	Percent	Net	Percent
(in the Thousands)	Revenue	of Total	Revenue	of Total
Revenue
Retail Boxed	$19,686	76.4%	$20,931	84.5%
Retail UnBoxed	8,918	34.6%	9,940	40.2%
Retail Delivery	700	2.7%	765	3.1%
Retail Service, Parts & Accessories	489	1.9%	561	2.3%
Extended Warranties, net	862	3.3%	469	1.9%
Recycling, Byproducts, Carbon Offset	12,328	47.8%	11,203	45.3%
Replacement Appliances	6,038	23.4%	6,232	25.2%
Total Revenue	$49,021	190.1%	$50,101	202.4%

	26 Weeks Ended		26 Weeks Ended
	July 1, 2017		July 2, 2016
	Gross	Gross	Gross	Gross
	Profit	Profit %	Profit	Profit %
Gross Profit
Retail Boxed	$4,010	20.4%	$4,982	23.8%
Retail UnBoxed	3,351	37.6%	3,163	31.8%
Retail Delivery	210	30.0%	–	0.0%
Retail Service, Parts & Accessories	(102)	-20.9%	439	78.3%
Extended Warranties, net	862	100.0%	469	100.0%
Recycling, Byproducts, Carbon Offset	4,323	35.1%	2,061	18.4%
Replacement Appliances	2,088	34.6%	1,513	24.3%
Total Gross Profit	$14,742	30.1%	$12,627	25.2%

Revenue

Revenue decreased $1,080 or 2.2% for the 26 weeks ended July 1, 2017 as compared to the 26 weeks ended July 2, 2016.

Revenue decreased in the following categories as compared to the prior year period:

Retail Boxed $1,245 or 5.9%, Retail Unboxed $1,022 or 10.3%, Retail Delivery $65 or 8.5%, Retail Service, Parts and Accessories $72 or 12.8% and Replacement Appliances $194 or 3.1%.

The revenue decreases were partially offset by the following increases in revenue as compared to the prior year period:

Extended Warranties, net $393 or 83.8% and Recycling, Byproducts, Carbon Offset $1,125 or 10.0%.

Cost of Revenue

Cost of revenue decreased $3,195, or 8.5% for the 26 weeks ended July 1, 2017 as compared to the 26 weeks ended July 2, 2016, primarily as a result of the change in revenue discussed above as well as the changes in gross profit discussed below.

Gross Profit

Gross profit increased $2,115 or 16.7%, for the 26 weeks ended July 1, 2017 as compared to the 26 weeks ended July 2, 2016.

Gross profit increased in the following categories as compared to the prior year period:

Retail UnBoxed $188 or 5.9%, Retail Delivery $210, Extended Warranties, net $393 or 83.8%, Replacement Appliances $575 or 38.0% and Recycling, Byproducts, Carbon Offset $2,262 or 109.8%.

Gross profit increases were partially offset by the following decreases in gross profit as compared to the prior year period.

Retail Boxed $972 or 19.5% and Retail Service, Parts and Accessories $541 or -123.2%.

Gross profit margin as a percentage of sales were improved for Retail UnBoxed 37.6% vs. 31.8%, Retail Delivery 30.0% vs. 0%, Recycling, Byproducts and Carbon Offset 35.1% vs. 18.4% and Replacement Appliances 34.6% vs. 24.3%.

Gross profit margin as a percentage of sales declined for Retail Boxed 20.4% vs. 23.8% and Retail Service, Parts and Accessories -20.9% vs. 78.3%.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased $641 or 4.4%, for the 26 weeks ended July 1, 2017 as compared to the 26 weeks ended July 2, 2016.

Operating Income

As a result of the factors described above, operating income of $4,271 for the 26 weeks ended July 1, 2017, represented an increase of $6,825 over the comparable prior 26 week period of $(2,554).

Interest Expense, net

Interest expense net decreased $158 or 26.9%, for the 26 weeks ended July 1, 2017 as compared to the 26 weeks ended July 2, 2016 primarily due to decreased rates of interest paid and amounts borrowed.

Other Income and Expense

Other income and expense increased $5,136 for the 26 weeks ended July 1, 2017 as compared to the 26 weeks ended July 2, 2016, primarily due to the gain on sale of property of $5,163.

Provision for (benefit from) Income Taxes

We recorded a provision for income taxes of $1,819 for the 26 weeks ended July 1, 2017, compared with a provision of $438 in the same period of 2016. The provision for income taxes for the 26 weeks ended July 1, 2017, increased over the same period of 2016 by $1,381, primarily due to an increase in earnings from the disposition of our Compton California land and building.

Net Income

The factors described above and the gain from the sale of our Compton California land and building of $5,163 led to a net income of $4,271 for the 26 weeks ended July 1, 2017, an increase of $6,825 from a net loss of $2,554 for the 26 weeks ended July 2, 2016.

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

	13 Weeks Ended July 1, 2017			13 Weeks Ended July 2, 2016
	Segments in $			Segments - $
(in the Thousands)	Retail	Recycling	Total	Retail	Recycling	Total
Revenue	$15,038	$10,744	$25,782	$16,765	$7,991	$24,756
Cost of Revenue	10,308	6,755	17,063	12,391	5,929	18,320
Gross Profit	4,730	3,989	8,719	4,374	2,062	6,436
Selling, General and Administrative Expense	2,850	3,284	6,134	4,874	2,655	7,529
Operating Income (Loss)	$1,880	$705	$2,585	$(500)	$(593)	$(1,093)

	13 Weeks Ended July 1, 2017			13 Weeks Ended July 2, 2016
	Segments in %			Segments - %
	Retail	Recycling	Total	Retail	Recycling	Total
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of Revenue	68.5%	62.9%	66.2%	73.9%	74.2%	74.0%
Gross Profit	31.5%	37.1%	33.8%	26.1%	25.8%	26.0%
Selling, General and Administrative Expense	19.0%	30.6%	23.8%	29.1%	33.2%	30.4%
Operating Income (Loss)	12.5%	6.6%	10.0%	-3.0%	-7.4%	-4.4%

Retail Segment

Segment results for Retail include Appliancesmart. Revenue for the 13 weeks ended July 1, 2017 decreased $1,727, or 10.3%, as compared to the prior year period, as a result of decreases in retail boxed $1,411 or 13.4%, retail unboxed $93 or 2.0%, retail delivery $62 or 16.3%, retail service, parts and accessories $49 or 17.0% and other revenue of $555; partially offset by extended warranties, net $443 or 207%.

Cost of revenue for the 13 weeks ended July 2, 2017 decreased $2,083 or 16.8%, as compared to the prior year period, as a result of cost of revenue a decrease in retail boxed $551 or 6.8%, retail unboxed $433 or 13.6%, retail delivery $303, other cost of revenue of $1,273; partially offset by an increase in retail service, parts and accessories $477.

Operating income for the 13 weeks ended July 2, 2017 increased $2,380, as compared to the prior year period, as a result of increased gross profit of $356 and decreased selling, general and administrative expense of $2,024.

Recycling Segment

Segment results for ARCA Recycling, Customer Connexx, ARCA Canada and AAP. Revenue for the 13 weeks ended July 1, 2017 increased by $2,753, or 34.5%, as compared to the prior year period, as a result of increases in recycling, byproducts, carbon offset revenue of $1,206 or 18.8%, and replacement appliance revenue $992 or 44.4% and other revenue of $555.

Cost of revenue for the 13 weeks ended July 1, 2017 increased $826 or 13.9%, as compared to the prior year period; as a result of an increase in other cost of revenue of $1,273; partially offset by decreases in cost of revenue of replacement appliances $156 or 7.3% and recycling, byproducts, carbon offset $291 or 6.0%.

Operating income for the 13 weeks ended July 1, 2017 increased $1,298, as compared to the prior year period; as a result of increased gross profit of $1,927 and decreased selling, general and administrative expense of $629.

	26 Weeks Ended July 1, 2017			26 Weeks Ended July 2, 2016
	Segments in $			Segments - $
(in the Thousands)	Retail	Recycling	Total	Retail	Recycling	Total
Revenue	$30,827	$18,194	$49,021	$33,433	$16,668	$50,101
Cost of Revenue	21,890	12,389	34,279	24,373	13,101	37,474
Gross Profit	8,937	5,805	14,742	9,060	3,567	12,627
Selling, General and Administrative Expense	7,135	6,731	13,866	9,497	5,010	14,507
Operating Income (Loss)	$1,802	$(926)	$876	$(437)	$(1,443)	$(1,880)

	26 Weeks Ended July 1, 2017			26 Weeks Ended July 2, 2016
	Segments in %			Segments - %
	Retail	Recycling	Total	Retail	Recycling	Total
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of Revenue	71.0%	68.1%	69.9%	72.9%	78.6%	74.8%
Gross Profit	29.0%	31.9%	30.1%	27.1%	21.4%	25.2%
Selling, General and Administrative Expense	23.1%	37.0%	28.3%	28.4%	30.1%	29.0%
Operating Income (Loss)	5.8%	-5.1%	1.8%	-1.3%	-8.7%	-3.8%

Retail Segment

Segment results for Retail include Appliancesmart. Revenue for the 26 weeks ended July 1, 2017 decreased $2,606, or 7.8%, as compared to the prior year period, as a result of decreases in retail boxed $1,245 or 5.9%, retail unboxed $1,022 or 10.3%, retail delivery $65 or 8.5%, retail service, parts and accessories $72 or 12.8% and other revenue of $595; partially offset by extended warranties, net $393 or 83.8%.

Cost of revenue for the 26 weeks ended July 1, 2017 decreased $2,483 or 10.2%, as compared to the prior year period, as a result of cost of revenue a decrease in retail boxed $273 or 1.7%, retail unboxed $1,210 or 17.9%, retail delivery $275 or 35.9% and other cost of revenue of $1,194; partially offset by an increase in retail service, parts and accessories $393 or 83.8%.

Operating income for the 26 weeks ended July 1, 2017 increased $2,239, as compared to the prior year period, as a result of decreased selling, general and administrative expense of $2,362 partially offset by a decrease in gross profit of $123.

Recycling Segment

Segment results for ARCA Recycling, Customer Connexx, ARCA Canada and AAP. Revenue for the 26 weeks ended July 1, 2017 increased by $1,526, or 9.2%, as compared to the prior year period, as a result of increases in recycling, byproducts, carbon offset revenue of $1,125 or 10.0% and other revenue of $595; partially offset by a decrease in replacement appliance revenue $194 or 3.1%.

Cost of revenue for the 26 weeks ended July 1, 2017 decreased $712 or 5.4%, as compared to the prior year period; as a result of decreases in cost of revenue of replacement appliances $769 or 16.3% and recycling, byproducts, carbon offset $1,137 or 12.4%; partially offset by an increase in cost of revenue other of $1,194.

Operating income for the 26 weeks ended July 1, 2017 increased $517, as compared to the prior year period; as a result of increased gross profit of $2,238 partially offset by an increase in selling, general and administrative expense of $1,721.

Liquidity and Capital Resources

Overview

Based on our current operating plans, we believe that available cash balances, cash generated from our operating activities and funds available under (“the MidCap Revolver”), will provide sufficient liquidity to fund our operations, our continued investments in store openings and remodeling activities for at least the next 12 months. The Company refinanced and replaced the PNC Bank Revolver loan facility with the MidCap Revolver.

As of July 1, 2017, we had total cash on hand of $191 and an additional $2,517 of available borrowing under the MidCap Revolver. As we continue to pursue strategic transactions to expand and grow our business, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

Cash Flows

During the 26 weeks ended July 1, 2017, cash provided by operations was $3,298, compared to cash provided by operations of $5,657 during the 26 weeks ended July 2, 2016. The decrease in cash provided by operations of $2,359 as compared to the prior period; was primarily due to a decrease is cash provided by non-cash depreciation and amortization of $25, change in reserve for uncollectible accounts $27 and other of $254; non-cash income of gain on sale of property of $5,163, stock compensation expense of $109; partially offset by an increase in cash provided by non-cash change in deferred income taxes of $155, amortization of debt issuance costs of $46 and change in reserve for inventory obsolescence of $32. Change in net income represented a positive change in operating cash flow of $6,669 offset by uses of cash in working capital accounts of $3,683.

Cash provided by investing activities was $5,883 and used by investing activities $141 for the 26 weeks ended July 1, 2017 and the 26 weeks ended July 2, 2016, respectively. The $6,079 increase in cash provided by investing activities, as compared to the prior period, is primarily attributable to the proceeds from the sale of property and equipment of $6,785 and a decrease in purchase of property and equipment of $89 and other of $3; partially offset by an increase in restricted cash of $798.

Cash used by financing activities was $9,068 and $5,214 for the 26 weeks ended July 2, 2017 and the 26 weeks ended July 1, 2016, respectively. The $4,754 increase in cash used, as compared to the prior period, was attributable to increased payments under the PNC Revolver of $5,451, debt obligations of $1,120, debt issuance costs $219; partially offset by an increase in the proceeds from the issuance of debt obligations of $970 and an increase in net borrowing under the MidCap Revolver of $1,066.

Sources of Liquidity

We utilize cash on hand and cash generated from operations and have funds available to us under our revolving loan facility with MidCap Financial Trust to cover normal and seasonal fluctuations in cash flows and to support our various growth initiatives. Our cash and cash equivalents are carried at cost and consist primarily of demand deposits with commercial banks.

MidCap Revolver

On July 1, 2017 and December 31, 2016, our available borrowing capacity under the Credit Agreement is $2,517 and $0, respectively. The weighted average interest rate for the period of May 10, 2017 through July 1, 2017 was 5.73%. We borrowed $16,030 and repaid $14,964 on the Credit Agreement during the period of May 10, 2017 through July 1, 2017, leaving an outstanding balance on the Credit Agreement of $1,066 and $0 at July 1, 2017 and December 31, 2016, respectively.

Future Sources of Cash; New Acquisitions, Products and Services

We may require additional debt financing and/or capital to finance new acquisitions, refinance existing indebtedness or other strategic investments in our business. Other sources of financing may include stock issuances and additional loans; or other forms of financing. Any financing obtained may further dilute or otherwise impair the ownership interest of our existing stockholders.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Market Risk and Impact of Inflation

Foreign Currency Exchange Rate Risk.  We currently generate revenues in Canada.  The reporting currency for our consolidated financial statements is U.S. dollars. It is not possible to determine the exact impact of foreign currency exchange rate changes; however, the effect on reported revenue and net earnings can be estimated.  We estimate that the U.S. dollar against the Canadian dollar had an immaterial impact on revenues and net income for the three months and six months ended July 1, 2017.  We do not currently hedge foreign currency fluctuations and do not intend to do so for the foreseeable future.

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

Our management, including our Chief Executive Officer and Acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at July 1, 2017. Based on that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that, at July 1, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the second quarter of fiscal 2017, covered by this Quarterly Report on Form 10-Q, we made certain changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). We have upgraded to a new accounting system and improved our control structure by adding and making changes in accounting management and staff for each subsidiary company. We do not believe this has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.        Other Information

Item 1.    Legal Proceedings

On November 6, 2015, a complaint was filed in the Minnesota District Court for Hennepin County, Minnesota, by David Gray and Michael Boller, purporting to bring suit derivatively on behalf of the Company against twelve current and former officers and directors of the Company. The complaint alleges that the defendants breached their fiduciary duties to the Company, and that the defendants have been unjustly enriched as a result thereof. The complaint seeks damages, disgorgement, an award of attorneys’ fees and other expenses, and an order compelling changes to the Company’s corporate governance and internal procedures. The parties have reached a settlement that, if approved by the court, will fully resolve plaintiffs’ claims and provide for the release of all claims asserted in the litigation. On August 2, 2017, the court entered an order granting preliminary approval of the settlement. The court has scheduled a final approval hearing to take place on September 29, 2017. We can make no assurances that the court will grant final approval of the settlement. This matter has been submitted to our insurance carriers.

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

AMTIM Capital Inc. (“AMTIM”) provides management and sales services in respect of our recycling services in Canada, and is paid pursuant to agreements between AMTIM and us.  A dispute has arisen between AMTIM and us with respect to the calculation of amounts due to AMTIM pursuant to the agreements.  In a lawsuit filed in the province of Ontario, AMTIM claims a discrepancy in the calculation of fees due to AMTIM by us in excess of C$1.6 million.  The United States District Court for the District of Minnesota has issued a declaratory judgment to the effect that our method of calculating of the amounts due to AMTIM is correct.  Although the outcome of this Ontario claim is uncertain, we believe that no further amounts are due under the terms of the agreement and we will continue to defend our position relative to this lawsuit.

On December 29, 2016, ARCA served a Minnesota state court complaint for breach of contract on Skybridge Americas, Inc. (“SA”), ARCA’s primary call center vendor throughout 2015 and most of 2016. ARCA seeks damages in the millions of dollars as a result of alleged overcharging by SA and lost client contracts. On January 25, 2017, SA served a counterclaim for unpaid invoices in the amount of approximately $460,000 plus interest and attorneys’ fees. On March 29, 2017, the Hennepin County district court dismissed ARCA’s claim based on the currency differential between the United States and Canada, but permitted ARCA’s remaining claims to proceed. The parties are currently conducting discovery. ARCA intends to vigorously dispute SA’s counterclaims.

On November 15, 2016, ARCA served an arbitration demand on Haier US Appliance Solutions, Inc, dba GE Appliances (“GEA”), alleging breach of contract and interference with prospective business advantage. ARCA seeks over $2 million in damages. On April 18, 2017, GEA served a counterclaim for approximately $337,000 in alleged obligation under the parties’ recycling agreement. Simultaneously with serving its counterclaim in the arbitration, which is venued in Chicago, GEA filed a complaint in the United States District Court for the Western District of Kentucky seeking damages of approximately $530,000 plus interest and attorneys’ fees allegedly owed under a previous agreement between the parties. On May 31, 2017, ARCA moved to dismiss or stay the Kentucky lawsuit in favor of the pending arbitration. ARCA’s motions have not been ruled upon.

We are party from time to time to other ordinary course disputes that we do not believe to be material.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 5.    Other Information

[Sale of AAP Information]

[Acquisition of Geotraq Information]

Departure of Directors or Certain Officers; Election of Directors, Appointment of Certain Officers; Compensatory Arrangement of Certain Officers.

On August 21, 2017, the Board of Directors of the Company appointed Mr. Virland A. Johnson to serve as the Chief Financial Officer of the Company effective immediately. Mr. Tony Isaac will no longer serve as Chief Financial Officer of the Company but will remain as Chief Executive Officer, President and as a Director of the Company. Mr. Johnson joined the Company in February 2017 as a consultant.

Mr. Johnson continues to serve as Chief Financial Officer for Live Ventures Incorporated a diversified public holding company (NASDAQ symbol – LIVE). Prior to joining Live Ventures Incorporated Mr. Johnson was Sr. Director of Revenue for JDA Software for the last six years, where he was responsible for revenue recognition determination, sales and contract support while acting as a subject matter expert. Prior to joining JDA, Mr. Johnson provided leadership and strategic direction while serving in C-Level executive roles in public and privately held companies such as Cultural Experiences Abroad, Inc., Fender Musical Instruments Corp., Triumph Group, Inc., Unitech Industries, Inc. and Younger Brothers Group, Inc. Mr. Johnson’s 25+ years of experience is primarily in the areas of process improvement, complex debt financings, SEC and financial reporting, turn-arounds, corporate restructuring, global finance, merger and acquisitions and returning companies to profitability and enhancing shareholder value. Early on in his career, Mr. Johnson worked in public accounting while attending Arizona State University. Mr. Johnson holds a Bachelor’s degree in Accountancy from Arizona State University, and is a licensed Certified Public Accountant in Arizona. Mr. Johnson shall receive an annual base salary of $125,000 and be eligible to participate in all benefit programs or plans sponsored by the Company. The Company shall pay or reimburse Mr. Johnson for reasonable expenses incurred or paid in the performance of his duties in accordance with the generally applicable policies and procedures of the Company. If Mr. Johnson is terminated by the Company or if he terminates his employment, he shall be entitled to (i) his annual base salary through the termination date, (ii) any accrued but unused paid time off as of the termination date and (iii) reimbursement for outstanding, but unreimbursed business expenses as of the termination date. There are no family relationships between Mr. Johnson and any of the officers or directors of the Company. Mr. Johnson has not engaged in any related party transactions.

Item 6.    Exhibits.

Index to Exhibits

Exhibit No.	Description
3.1+	Certificate of Designation of Series A Convertible Preferred Stock of Appliance Recycling Centers of America, Inc., as filed August 18, 2017
10.1+	Credit and Security Agreement dated May 10, 2017, among the Company, ApplianceSmart, Inc., ARCA Recycling, Inc., Customer Connexx LLC, and MidCap Financial Trust
10.2+	Revolving Loan Note dated May 10, 2017, among the Company, ApplianceSmart, Inc., ARCA Recycling, Inc., Customer Connexx LLC, and MidCap Financial Trust
10.3+	Pledge Agreement dated May 10,2017, between the Company and MidCap Financial Trust
10.4+	Letter Agreement dated August 14, 2017, between the Company and MidCap Financial Trust
10.5+	Equity Purchase Agreement dated August 15, 2017, between 4301 Operations, LLC and the Company
10.6+	Asset Purchase Agreement dated August 15, 2017, among ARCA Advanced Processing, LLC, 4301 Operations, LLC, Brian Conners, James Ford and Recleim PA, LLC
10.7+	Agreement dated August 14, 2017 between Recleim, LLC and the Company
10.8+	Patent License Agreement dated August 14, 2017 between the Company and Recleim PA, LLC
10.9+	Agreement and Plan of Merger dated August 18, 2017, between the Company, Appliance Recycling Acquisition Corp., Geotraq Inc., and the stockholders of Geotraq Inc.
31.1+	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	The following materials from our Quarterly Report on Form 10-Q for the three-month period ended April 1, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Cash Flows, (iv) the Notes to Consolidated Financial Statements, and (v) document and entity information.

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

Appliance Recycling Centers of America, Inc.
(Registrant)

Date:	August 21, 2017	By:	/s/ Tony Isaac
Tony Isaac
Chief Executive Officer
(Principal Executive Officer)

Date:	August 21, 2017	By:	/s/ Virland A Johnson
Virland A Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)

