Form 10-Q/A
period 2017-07-01
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2017-10-26
CIK 862861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q / A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Appliance Recycling Centers of America, Inc. for the quarterly period ended July 1, 2017 as originally filed with the Securities and Exchange Commission on August 21, 2017 (the “Original Form 10-Q”) to amend and restate Item 5 of Part II “Other Information” and refile Exhibit 10.9 to correct a typographical error contained in Exhibit B of that exhibit. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

This Form 10-Q/A should be read in conjunction with the Original Form 10-Q, which continues to speak as of the date of the Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the Original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events after the filing of the Form 10-Q or modify or update any related or other disclosures.

2

PART II.        Other Information

Item 5.    Other Information

Entry into a Material Definitive Agreement.

Completion of Acquisition or Disposition of Assets.

Sale of AAP Joint Venture Interest

On August 15, 2017, the Company entered into an Equity Purchase Agreement with 4301 Operations, LLC (“4301”) and sold its 50% joint venture interest in AAP to 4301, ARCA’s joint venture partner in AAP, in consideration of $800,000 in cash. In a separate related transaction on the same date, the Company entered into an Asset Purchase Agreement with Recleim LLC (“licensee”) and parent company of Recleim PA, LLC and agreed to license certain intellectual property practiced by patent No. 8,931,289 to licensee for use at 4301 North Delaware Avenue, Philadelphia, PA or any successor facility within 15 miles where licensee conducts business.

On August 15, 2017 Recleim PA, LLC paid in full all BB&T indebtedness owed by AAP in the amount of $3,454,000 and terminated and released all security interests in AAP and ARCA’s equipment as part of Recleim PA LLC’s purchase of certain equipment and assets from AAP on the same date. Recleim PA LLC is also assuming approximately $768,000 in AAP liabilities and assuming all of ARCA’s liabilities to Haier US Appliance Solutions, Inc, dba GE Appliances (“GEA”). See Item 1. Other Information – Legal Proceedings for additional information.

Entry into a Material Definitive Agreement.

Acquisition of GeoTraq

On August 18, 2017, the Company entered into that certain Agreement and Plan of Merger with GeoTraq Inc. (“GeoTraq”) and the other parties thereto pursuant to which it acquired GeoTraq by way of merger. GeoTraq is a development stage company that is engaged in the development, manufacture, and, ultimately, sale of cellular transceiver modules, also known as Cell-ID modules. As a result of this transaction, GeoTraq became a wholly-owned subsidiary of the Company. In connection with this transaction, the Company tendered to the owners of GeoTraq $200,000 issued to them an aggregate of 288,588 shares of the Company’s Series A Convertible Preferred Stock, and entered into one-year unsecured promissory notes for an aggregate of $800,000. On September 22, 2017, the Company filed a Current Report on Form 8-K disclosing that it had received a written notice of default dated September 20, 2017 from MidCap Funding X Trust (“Agent”) asserting that events of default had occurred with respect to that certain Credit and Security Agreement dated May 10, 2017, by and among the Agent and certain other Lenders and the Company and certain of its subsidiaries as a result of this acquisition.

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

3

Item 6.    Exhibits.

Index to Exhibits

Exhibit No.	Description
10.9	Agreement and Plan of Merger dated August 18, 2017, between the Company, Appliance Recycling Acquisition Corp., Geotraq Inc., and the stockholders of Geotraq Inc.
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

4

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

Appliance Recycling Centers of America, Inc.
(Registrant)

Date:	October 26, 2017	By:	/s/ Tony Isaac
Tony Isaac
Chief Executive Officer
(Principal Executive Officer)

Date:	October 26, 2017	By:	/s/ Virland A Johnson
Virland A Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)

5