Form 10-Q
period 2017-09-30
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2017-11-14
CIK 862861

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

or

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

As of November 13, 2017, there were outstanding 6,875,365 shares of the registrant’s Common Stock, without par value.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

INDEX TO FORM 10-Q

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	2

	Condensed Consolidated Balance Sheets as of September 30, 2017 (Unaudited) and December 31, 2016	2

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the 13 weeks ended September 30, 2017 and October 1, 2016 and for the 39 weeks ended September 30, 2017 and October 1, 2016	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the 39 weeks ended September 30, 2017 and October 1, 2016	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	30

Item 3.	Defaults Upon Senior Securities	30

Item 6.	Exhibits	31

SIGNATURES		32

PART I.                 FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	September 30,	December 31,
	2017	2016
	(Unaudited)

Assets
Cash and cash equivalents	$1,994	$968
Trade and other receivables, net	11,991	10,509
Inventories, net	11,219	16,291
Income tax receivable	–	16
Prepaid expenses and other current assets	891	761
Total current assets	26,095	28,545

Property and equipment, net	994	10,116
Restricted cash	1,298	500
Intangible assets, net	15,748	57
Deposits and other assets	751	557
Deferred taxes	1,305	2,081
Total assets	$46,191	$41,856

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$2,592	$6,143
Accrued liabilities	6,227	8,888
Line of credit PNC bank	–	10,333
Notes payable - short term	800	–
Accrued income taxes	1,581	–
Current portion of long term maturities	3,846	2,093
Total current liabilities	15,046	27,457

Long term obligations, less current maturities	–	2,826
Other noncurrent liabilities	307	364
Total liabilities	15,353	30,647

Stockholders' equity:
Preferred stock, series A, 288,588 shares authorized, issued and outstanding at September 30, 2017	14,963	–
Common stock, no par value, 50,000 shares authorized, 6,655 shares issued and outstanding at September 30, 2017 and December 31, 2016	22,437	22,405
Accumulated deficit	(5,987)	(11,028)
Accumulated other comprehensive loss	(575)	(574)
Total stockholders' equity	30,838	10,803
Non controlling interest	–	406
Total liabilities and equity	$46,191	$41,856

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

(in Thousands)

	13 Weeks Ended		39 Weeks Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016

Revenues	$25,484	$27,356	$74,505	$77,457
Cost of revenues	17,055	18,905	51,334	56,379
Gross profit	8,429	8,451	23,171	21,078

Operating expenses:
Selling, general and administrative expenses	7,301	7,036	21,167	21,543
Operating income (loss)	1,128	1,415	2,004	(465)
Other income (expense):
Gain on the sale of Compton Facility	–	–	5,163	–
Gain on the sale of AAP equity interest	81	–	81	–
Interest expense, net	(207)	(341)	(636)	(928)
Other income (expense)	248	61	315	155
Total other income (expense), net	122	(280)	4,923	(773)
Income (loss) before provision for income taxes	1,250	1,135	6,927	(1,238)
Total provision (benefit) for income taxes	563	–	2,382	438
Net income (loss)	687	1,135	4,545	(1,676)
Net loss attributed to noncontrolling interest	83	(12)	496	245
Net income (loss) attributed to shareholders' of the parent	$770	$1,123	$5,041	$(1,431)

Earnings (loss) per share:
Basic	$0.12	$0.19	$0.76	$(0.24)
Diluted	$0.11	$0.19	$0.75	$(0.24)

Weighted average common shares outstanding:
Basic	6,655	5,991	6,655	5,940
Diluted	6,705	5,991	6,705	5,940

Net income (loss)	$687	$1,135	$4,545	$(1,676)
Other comprehensive income (loss), net of tax
Effect of foreign currency translation adjustments	(37)	(29)	(1)	14
Total other comprehensive income (loss), net of tax	(37)	(29)	(1)	14
Comprehensive income (loss)	650	1,106	4,544	(1,662)
Comprehensive loss attributable to noncontrolling interest	83	(12)	496	245
Comprehensive income (loss) attributable to shareholders' of the parent	$733	$1,094	$5,040	$(1,417)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	39 Weeks Ended
	September 30, 2017	October 1, 2016
OPERATING ACTIVITIES:
Net income (loss)	$4,545	$(1,676)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,054	936
Amortization of debt issuance costs	262	136
Stock based compensation expense	32	264
Gain on sale of property	(5,163)	–
Gain on sale and deconsolidation of variable interest entity AAP	(81)	–
Change in reserve for uncollectible accounts	7	–
Change in reserve for inventory obsolescence	(124)	–
Change in deferred income taxes	776	439
Other	679	(37)
Changes in assets and liabilities:
Accounts receivable	(1,531)	2,004
Prepaid expenses and other current assets	(254)	108
Inventories	5,073	385
Accounts payable and accrued expenses	(4,509)	301
Income tax payable	1,597	859

Net cash provided by operating activities	2,363	3,719

INVESTING ACTIVITIES:
Purchases of property and equipment	(107)	(244)
Proceeds from sale of property and equipment, net	6,785	–
Purchase of intangible asset, GeoTraq Inc, net of debt and Series A preferred stock issued	(200)	–
Proceeds from sale of equity in AAP less cash retained by AAP as a result of deconsolidation	643	–
Increase in restricted cash	(798)	–
Other	–	(22)

Net cash provided by (used) in investing activities	6,323	(266)

FINANCING ACTIVITIES:
Net payments under line of credit - PNC Bank	(10,333)	(2,859)
Net borrowing under the line of credit - MidCap Financial Trust	3,616	–
Proceeds from issuance of debt obligations	1,070	100
Payment of debt issuance costs	(484)	(125)
Payments on debt obligations	(1,544)	(821)
Net cash used in financing activities	(7,675)	(3,705)

Effect of changes in exchange rate on cash and cash equivalents	15	(8)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	1,026	(260)

CASH AND CASH EQUIVALENTS, beginning of period	968	1,969

CASH AND CASH EQUIVALENTS, end of period	$1,994	$1,709

Supplemental cash flow disclosures:
Interest paid	$386	$1,033
Income taxes refunded (paid)	$48	$860
Noncash financing and investing activities:
Notes payable issued to sellers of GeoTraq, Inc. (See Note 5)	$800	$–
Series A convertible preferred stock issued for the acquisition of GeoTraq, Inc. (See Note 5)	$14,963	$–
Debt issuance costs related to credit agreement renewal	$–	$63

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

1.          Nature of Business and Basis of Presentation

Appliance Recycling Centers of America, Inc. and subsidiaries (“we,” the “Company” or “ARCA”) are in the business of providing turnkey appliance recycling and replacement services for electric utilities and other sponsors of energy efficiency programs. We also sell new major household appliances through a chain of Company-owned stores under the name ApplianceSmart®. Through our GeoTraq Inc. (“GeoTraq”) subsidiary, a development stage company, we are engaged in the development, design and, ultimately, we expect the sale of cellular transceiver modules, also known as Cell-ID modules. GeoTraq is part of a new reporting segment for our Company – Technology. On August 15, 2017, we sold our 50% interest in a joint venture operating under the name ARCA Advanced Processing, LLC (AAP”), which recycles appliances from twelve states in the Northeast and Mid-Atlantic regions of the United States.

The accompanying balance sheet as of December 31, 2016 which has been derived from the audited consolidated financial statements and the unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and Article 8 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, normal and recurring adjustments and accruals considered necessary for a fair presentation for the periods indicated have been included. Operating results for the 13 Week and 39 Week periods ended September 30, 2017 and October 1, 2016, are presented in lieu of three month and nine month periods, respectively. The Company reports results on a 52-week fiscal basis. The results of operations for any interim period are not necessarily indicative of the results for the year.

In preparation of the Company’s condensed consolidated financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses during the reporting periods. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K, as amended, initially filed with the SEC on March 31, 2017.

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

AAP is a joint venture that was formed in October 2009 between ARCA and 4301 Operations, LLC (“4301”). ARCA and 4301 owned a 50% interest in AAP through August 15, 2017, on which date ARCA sold its 50% interest in AAP. AAP established a regional processing center in Philadelphia, Pennsylvania at which recyclable appliances are processed. The financial position and results of operations of AAP are consolidated in our financial statements through August 15, 2017, based on our conclusion that AAP is a variable interest entity due to our contribution in excess of 50% of the total equity, subordinated debt and other forms of financial support. We had a controlling financial interest in AAP and we have provided substantial financial support to fund the operations of AAP since its inception. On August 15, 2017, ARCA sold it’s 50% interest in AAP and is no longer consolidating the results of AAP in its consolidated financial statements as of that date. Note 6 – Sale and deconsolidation of variable interest entity AAP to these condensed consolidated financial statements.

On August 18, 2017, we acquired GeoTraq. GeoTraq is a development stage company that is engaged in the development, design, and, ultimately, we expect, sale of cellular transceiver modules, also known as Cell-ID modules. GeoTraq has created a dedicated Cell-ID transceiver module that we believe can enable the design of extremely small, inexpensive products that can operate for years on a single charge, powered by standardly available batteries of diminutive size without the need of recharge. Accordingly, and utilizing Cell-ID technology exclusively, we believe that GeoTraq will provide an exclusive, low-cost solution and service life that will enable new global markets for location-based services (LBS) that could utilize technology similar to the technology that emergency 911 location systems currently utilize.

As a result of this transaction, GeoTraq became a wholly-owned subsidiary and, therefore, the results of GeoTraq are included in our consolidated results as of August 18, 2017.

2.          Inventories

Inventories, consisting principally of appliances, are stated at the lower of cost, determined on a specific identification basis, or net realizable value and consist of:

	September 30, 2017	December 31, 2016
Appliances held for resale	$11,219	$16,146
Processed metals from recycled appliances held for resale	–	139
Other	–	6
	$11,219	$16,291

We provide estimated provisions for the obsolescence of our appliance inventories, including adjustments to net realizable value, based on various factors, including the age of such inventory and our management’s assessment of the need for such provisions. We look at historical inventory aging’s and margin analysis in determining our provision estimate.  A revised cost basis is used once a provision for obsolescence is recorded.

3.          Earnings per share

Basic income per common share is computed based on the weighted average number of common shares outstanding. Diluted income per common share is computed based on the weighted average number of shares of common stock outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive shares of common stock been issued. Potentially dilutive shares of common stock include unexercised stock options and warrants. Basic per share amounts are computed, generally, by dividing net income attributable to shareholders’ of the parent by the weighted average number of shares of common stock outstanding. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless their effect is anti-dilutive, thereby reducing the loss or increasing the income per common share.  In calculating diluted weighted average shares and per share amounts, we included stock options and warrants with exercise prices below average market prices, for the respective reporting periods in which they were dilutive, using the treasury stock method. We calculated the number of additional shares by assuming the outstanding stock options were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the quarter. For the 13 weeks and 39 weeks ended September 30, 2017 and October 1, 2016, we excluded options and warrants to purchase 651 and 651 shares of common stock from the diluted weighted average shares outstanding calculation as the effect of these options were anti-dilutive.

	13 Weeks Ended		39 Weeks Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Basic

Net income (loss) attributed to shareholders’ of parent	$770	$1,123	$5,041	$(1,431)

Weighted average common shares outstanding	6,655	5,991	6,655	5,940

Basic earnings (loss) per share	$0.12	$0.19	$0.76	$(0.24)

Diluted

Net income (loss) applicable to diluted earnings (loss) per share	$770	$1,123	$5,041	$(1,431)

Weighted average common shares outstanding	6,655	5,991	6,655	5,940
Add: options	–	–	–	–
Add: common stock warrants	50	–	50	–
Assumed diluted weighted average common shares outstanding	6,705	5,991	6,705	5,940

Diluted earnings (loss) per share	$0.11	$0.19	$0.75	$(0.24)

4.          Share-based compensation

We recognized share-based compensation expense of $0 and $123 for the 13 weeks ended September 30, 2017, and October 1, 2016 respectively. We recognized share-based compensation expense of $32 and $264 for the 39 weeks ended September 30, 2017 and October 1, 2016, respectively. There is no estimated future share-based compensation expense as of September 30, 2017.

5.       Acquisition of GeoTraq, Inc.

On August 18, 2017, the Company, entered into a series of transactions, acquiring all of the assets and capital stock of GeoTraq by way of merger. GeoTraq is a development stage company that is engaged in the development, design, and, ultimately, the sale of cellular transceiver modules, also known as Cell-ID modules. As of August 18, 2017, GeoTraq became a wholly-owned subsidiary of the Company.

The final fair value of the single identifiable intangible asset acquired in the GeoTraq acquisition is a U.S. patent application USPTO reference No. 14724039 titled “Locator Device with Low Power Consumption” together with the assignment of intellectual property that included historical know-how, designs and related manufacturing procedures is $15,963. Total consideration paid for GeoTraq included cash $200, unsecured promissory notes bearing interest at the annual rate of 1.29%, and maturing on August 18, 2017 in the aggregate principal of $800, and 288,588 shares of newly created convertible series A preferred stock with a final fair value of $14,963. See Note 16 – Series A Preferred Stock to these condensed consolidated financial statements. There were no other assets acquired or liabilities assumed.

At the time of the acquisition of GeoTraq, GeoTraq was a shell company with no business operations, one intangible asset and historical know-how andesigns. GeoTraq is in the development stage and has yet to begin operations. The Company has elected to early adopt ASU 2017-01, which clarifies the definition of a business for purposes of applying ASC 805. The Company has determined that GeoTraq is a single or group of related assets, not a business as clarified by ASU 2017-01 at the time of acquisition.

6.          Sale and deconsolidation of variable interest entity - AAP

The financial position and results of operations of AAP have been consolidated in our financial statements since AAP’s inception based on our conclusion that AAP is a variable interest entity that we controlled due to our contribution in excess of 50% of the total equity, subordinated debt and other forms of financial support. Since inception we provided substantial financial support to fund the operations of AAP. The financial position and results of operations for AAP are reported in our recycling segment. On August 15, 2017, we sold our 50% interest in AAP, and therefore, as of August 15, 2017, no longer consolidate the results of AAP in our financial statements.

The following table summarizes the assets and liabilities of AAP consolidated in our financial position as of December 31, 2016:

Assets	December 31, 2016
Current assets	$438
Property and equipment, net	7,322
Other assets	83
Total assets	$7,843
Liabilities
Accounts payable	$1,388
Accrued expenses	523
Current maturities of long-term debt obligations	3,558
Long-term debt obligations, net of current maturities	435
Other liabilities (a)	1,126
Total liabilities	$7,030

(a)    Other liabilities represent loans and advances between ARCA and AAP that are eliminated in consolidation.

The following table summarizes the operating results of AAP consolidated in our financial results for the 13 weeks and 39 weeks ended September 30, 2017, and October 1, 2016, respectively:

	13 Weeks Ended
	September 30, 2017 (b)	October 1, 2016
Revenues	$306	$2,076
Gross profit	38	492
Operating income (loss)	(140)	79
Net income (loss)	(165)	24

	39 Weeks Ended
	September 30, 2017 (b)	October 1, 2016
Revenues	$1,433	$5,557
Gross profit	24	967
Operating loss	(848)	(285)
Net loss	(991)	(490)

(b)    Operating results for AAP were consolidated in the Company’s operating results from inception of AAP through August 15, 2017, the date of our 50% equity sale in AAP. We recorded a gain of $81 on the sale and deconsolidation of our 50% equity interest in AAP. Net Cash outflow arising from deconsolidation of AAP was $157. The Company received $800 in cash consideration for its 50% equity interest in AAP.

7.       Property and equipment

Property and equipment as of September 30, 2017, and December 31, 2016, consist of the following:

	Useful Life (Years)	September 30, 2017	December 31, 2016
Land		$–	$1,140
Buildings and improvements	18-30	2,122	3,780
Equipment (including computer software)	3-15	7,897	19,260
Projects under construction		73	204
Property and equipment		10,092	24,384
Less accumulated depreciation and amortization		(9,098)	(14,268)
Property and equipment, net		$994	$10,116

Depreciation and amortization expense was $173 and $302 for the 13 weeks ended September 30, 2017 and October 1, 2016, respectively. Depreciation and amortization expense was $782 and $936 for the 39 weeks ended September 30, 2017 and October 1, 2016, respectively.

On January 25, 2017, as disclosed by the Company in Item 2.01 of its Current Report on Form 8-K filed with the SEC on January 31, 2017, the Company sold its’ Compton, California facility (the “Compton Facility”) for $7,103 to Terreno Acacia, LLC. The proceeds from the sale paid off the PNC term loan in the aggregate principal amount of $1,020 that was secured by the property and costs of sale of $325, with the remaining proceeds of $5,758 paid towards the PNC Revolver (as defined below). The Company recorded a gain on the sale of property of $5,163. The Company rented the Compton Facility back from Terreno Acacia, LLC after the completion of the sale from January 26, 2017 through April 10, 2017.

8.       Intangible assets

Intangible assets as of September 30, 2017, and December 31, 2016, consist of the following:

	September 30, 2017	December 31, 2016
Intangible assets GeoTraq, net (See Note 5)	$15,691	$–
Recycling contract, net	19	19
Goodwill	38	38
	$15,748	$57

For the 13 Week and 39 Week periods ended September 30, 2017, we recorded amortization expense of $272, related to our finite intangible assets. The useful life and amortization period of the GeoTraq intangible acquired is seven years.

9.          Deposits and other assets

Deposits and other assets as of September 30, 2017, and December 31, 2016, consist of the following:

	September 30, 2017	December 31, 2016
Deposits	$600	$453
Other	151	104
	$751	$557

Deposits are primarily refundable security deposits with landlords the Company leases property from.

10.          Accrued liabilities

Accrued liabilities as of September 30, 2017, and December 31, 2016, consist of the following:

	September 30, 2017	December 31, 2016
Sales tax estimates, including interest	$4,610	$4,203
Compensation and benefits	741	2,431
Accrued incentive and rebate checks	192	358
Accrued rent	238	263
Warranty	14	26
Accrued payables	–	570
Deferred revenue	322	227
Other	110	810
	$6,227	$8,888

Sales and Use Tax Assessment

We operate in twenty-three states in the U.S. and in various provinces in Canada. From time to time, we are subject to sales and use tax audits that could result in additional taxes, penalties and interest owed to various taxing authorities.

As previously disclosed, the California Board of Equalization (“BOE”) conducted a sales and use tax examination covering the Company’s California operations for 2011, 2012 and 2013. The Company believed it was exempt from collecting sales taxes under service agreements with utility customers that included appliance replacement programs. During the fourth quarter of 2014, the Company received communication from the BOE indicating they were not in agreement with the Company’s interpretation of the law. As a result, the Company applied for and, as of February 9, 2015, received approval to participate in the California Board of Equalization’s Managed Audit Program. The period covered under this program included 2011, 2012, 2013 and extended through the nine-month period ended September 30, 2014.

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

11.          Line of credit - PNC Bank

We had a Revolving Credit, Term Loan and Security Agreement, as amended, (“PNC Revolver”) with PNC Bank, National Association (“PNC”) that provided us with a $15,000 revolving line of credit. The PNC Revolver loan agreement included a lockbox agreement and a subjective acceleration clause and as a result we have classified the revolving line of credit as a current liability. The PNC Revolver was collateralized by a security interest in substantially all of our assets and PNC was also secured by an inventory repurchase agreement with Whirlpool Corporation solely with respect to Whirlpool purchases only. In addition, we issued a $750 letter of credit in favor of Whirlpool Corporation. The PNC Revolver required, starting with the fiscal quarter ending April 2, 2016, that we meet a specified minimum earnings before interest, taxes, depreciation and amortization, and continuing at the end of each quarter thereafter, that we meet a minimum fixed charge coverage ratio of 1.1 to 1.0. The PNC Revolver loan agreement limited investments that we could purchase, the amount of other debt and leases that we could incur, the amount of loans that we could issue to our affiliates and the amount we could spend on fixed assets, along with prohibiting the payment of dividends.

The interest rate on the PNC Revolver, as stated in our renewal agreement on January 22, 2016, was PNC Base Rate (as defined below) plus 1.75% to 3.25%, or 1-, 2- or 3-month PNC LIBOR Rate plus 2.75% to 4.25%, with the rate being dependent on our level of fixed charge coverage. The PNC Base Rate meant, for any day, a fluctuating per annum rate of interest equal to the highest of (i) the interest rate per annum announced from time to time by PNC as its prime rate, (ii) the Federal Funds Open Rate plus 0.5%, and (iii) the one-month LIBOR rate plus 100 basis points (1%).

The amount of available revolving borrowings under the PNC Revolver was based on a formula using accounts receivable and inventories. We did not have access to the full $15,000 revolving line of credit due to such formula, the amount of the letter of credit issued in favor of Whirlpool Corporation and the amount of outstanding loans owed to PNC by out AAP joint venture.

As discussed above, the Company sold its the Compton Facility building and land for $7,103. The net proceeds from the sale, after costs of sale and payoff of the Term Loan (as defined below), were used to reduce the outstanding balance under our PNC Revolver.

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

The PNC Revolver loan agreement terminated and the PNC Revolver was paid in full on May 10, 2017 with funds from MidCap Financial Trust. A letter of credit to Whirlpool Corporation remains outstanding with PNC backed by restricted cash collateral of $750 as of September 30, 2017. See Note 13, long term obligations, for additional information.

12.       Notes payable – short term

On August 18, 2017, the Company, as part of its’ acquisition of GeoTraq, issued unsecured promissory notes to the sellers of GeoTraq with interest at the annual rate of interest of 1.29% maturing on August 18, 2018. The outstanding balance of the notes payable – short term as of September 30, 2017 is $800. Interest accrued is included in accrued expenses.

13.       Long term obligations

Long term debt, capital lease and other financing obligations as of September 30, 2017, and December 31, 2016, consist of the following:

	September 30, 2017	December 31, 2016

PNC term loan	$–	$1,020
MidCap financial trust asset based revolving loan	3,616	–
AFCO Finance	639	–
Susquehanna term loans	–	3,242
GE 8% loan agreement	482	482
EEI note	103	103
PIDC 2.75% note, due in month installments of $3, including interest, due October 2024	–	287
Capital leases and other financing obligations	36	564
Debt issuance costs, net	(1,030)	(779)
Total debt obligations	3,846	4,919
Less current maturities	(3,846)	(2,093)
Long-term debt obligations, net of current maturities	$–	$2,826

PNC Term Loan

On January 24, 2011, we entered into a $2,550 Term Loan (“Term Loan”) with the PNC Bank to refinance the mortgage on our Compton Facility. The Term Loan was payable in 119 consecutive monthly principal payments of $21 plus interest commencing on February 1, 2011 and followed by a 120th payment of all unpaid principal, interest and fees on February 1, 2021. The PNC Revolver loan agreement required a balloon payment of $1,020 in principal plus interest and additional fees due on January 31, 2017. The Term Loan was collateralized by the Compton Facility. As disclosed by the Company in Item 2.01 of the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2017, the Term Loan was paid off in full on January 25, 2017 when the Compton Facility was sold.

MidCap Financial Trust

On May 10, 2017, we entered into a Credit and Security Agreement (“Credit Agreement”) with MidCap Financial Trust (“MidCap Financial Trust”), as a lender and as agent for itself and other lenders under the Credit Agreement. The Credit Agreement provides us with a $12,000 revolving line of credit, which may be increased to $16,000 under certain terms and conditions (the “MidCap Revolver”). The MidCap Revolver has a stated maturity date of May 10, 2020, if not renewed. The MidCap Revolver is collateralized by a security interest in substantially all of our assets. The lender is also secured by an inventory repurchase agreement with Whirlpool Corporation for Whirlpool purchases only. The Credit Agreement requires that we meet a minimum fixed charge coverage ratio of 1.00:1.00 for the applicable measuring period as of the end of each calendar month. The applicable measuring period is (i) the period commencing May 1, 2017 and ending on the last day of each calendar month from May 31, 2017 through April 30, 2018, and (ii) the twelve-month period ending on the last day of such calendar month thereafter. The Credit Agreement limits the amount of other debt we can incur, the amount we can spend on fixed assets, and the amount of investments we can make, along with prohibiting the payment of dividends.

The amount of revolving borrowings available under the Credit Agreement is based on a formula using receivables and inventories. We may not have access to the full $12,000 revolving line of credit due to the formula using our receivables and inventories and the amount of any outstanding letters of credit issued by the Lender. The interest rate on the revolving line of credit is the one-month LIBOR rate plus four and one-half percent (4.50%).

On September 30, 2017 and December 31, 2016, our available borrowing capacity under the Credit Agreement is $2,416 and $0, respectively. The weighted average interest rate for the period of May 10, 2017 through September 30, 2017 was 5.66%. We borrowed $45,099 and repaid $41,483 on the Credit Agreement during the period of May 10, 2017 through September 30, 2017, leaving an outstanding balance on the Credit Agreement of $3,616 and $0 at September 30, 2017 and December 31, 2016, respectively.

On September 20, 2017, we received a written notice of default, dated September 20, 2017 (the “Notice of Default”), from MidCap Funding X Trust (the “Agent”), asserting that events of default had occurred with respect to the Credit Agreement. The Agent alleges in the Notice of Default that, as a result of the Company’s recent acquisition of GeoTraq, and the issuance of promissory notes to the stockholders of GeoTraq in connection with such acquisition, the Borrowers have failed to comply with certain terms of the Loan Agreement, and that such failure constitutes one or more Events of Default under the Loan Agreement. Specifically, the Notice of Default states that as a result of the acquisition and related issuance of promissory notes, the Borrowers have failed to comply with (i) a covenant not to incur additional indebtedness other than Permitted Debt (as defined in the Loan Agreement), without the Agent’s prior written consent, and a covenant not to make acquisitions or investments other than Permitted Acquisitions or Permitted Investments (as defined in the Credit Agreement). The Notice of Default also states that the Borrowers’ failure to pledge the stock in GeoTraq as collateral under the Credit Agreement and to make GeoTraq a “Borrower “under the Credit Agreement will become an Event of Default if not cured within the applicable cure period. The Agent has reserved the right to avail itself of any other rights and remedies available to it at law or by contract, including the right to (a) withhold funding, increase reserves and suspend making further advances under the Credit Agreement, (b) declare all principal, interest and other sums owing in connection with the Credit Agreement immediately due and payable in full, (c) charge the Default Rate on amounts outstanding under the Credit Agreement, and/or (d) exercise one or more rights and remedies with respect to any and all collateral securing the Credit Agreement. The Agent has not declared the amounts outstanding under the Credit Agreement to be immediately due and payable but has imposed the default rate of interest, which is 5% in excess of the rates otherwise payable under the Loan Agreement), effective as of August 18, 2017 and continuing until the Agent notifies the Borrowers that the specified Events of Default have been waived and no other Events of Default exist.

The Company strongly disagrees with the Lenders that any Event of Default has occurred and is reserving all of its options with respect to the Credit Agreement. The Company and the Agent are in active discussions for forbearance and resolution of the default, however there can be no assurance the Company and the Agent will be able to agree on terms of the forbearance. The Company is classifying the Mid-Cap Revolver as a current liability until forbearance and resolution of the default is cured.

GE

On August 14, 2017 as a part of the sale of the Company’s equity interest in AAP, Recleim LLC, a Delaware limited liability company (“Recleim”), agreed to undertake, pay or assume the Company’s GE obligations consisting of a promissory note (GE 8% loan agreement) and other payables which were incurred after the issuance of such promissory note. Recleim has agreed to indemnify, and hold ARCA harmless from any action to be taken by GE relating to such obligations. The Company has an offsetting receivable due from Recleim.

AFCO Finance

On June 16, 2017, we entered into a financing agreement with AFCO Credit Corporation (“AFCO”) to fund the annual premiums on insurance policies purchased through Marsh Insurance. These policies relate to workers’ compensation and various liability policies including, but not limited to, General, Auto, Umbrella, Property, and Directors’ and Officers’.  The total amount of the premiums financed is $1,070 with an interest rate of 3.567%. An initial down payment of $160 was paid on June 16, 2017 and an additional 10 monthly payments of $92 will be made beginning July 1, 2017 and ending April 1, 2018. The outstanding principal at the end of September 30, 2017 and December 31, 2016 was $639 and $0, respectively.

Susquehanna Term Loans

On March 10, 2011, AAP entered into three separate commercial term loans (“BB&T Term Loans”) with Branch Banking Trust Company, as successor to Susquehanna Bank, (“BB&T”) pursuant to the guidelines of the U.S. Small Business Administration 7(a) Loan Program.  The aggregate principal amount of the BB&T Term Loans was $4,750, divided into three separate loans with principal amounts of $2,100; $1,400; and $1,250, respectively. The BB&T Term Loans matured in ten years and bore an interest rate of prime plus 2.75%.  Borrowings under the BB&T Term Loans were secured by substantially all of the assets of AAP along with liens on the business assets and certain personal assets of the owners of 4301 Operations, LLC. We were a guarantor of the BB&T Term Loans along with 4301 Operations, LLC and its members. In connection with the BB&T Term Loans, BB&T had a security interest in the recycling equipment assets of the Company. The BB&T Term Loans entered into by AAP were paid in full on August 15, 2017 and BB&T’s security interest in the recycling equipment assets of the Company was terminated and released.

Energy Efficiency Investments LLC

On November 8, 2016, the Company entered into a securities purchase agreement with Energy Efficiency Investments, LLC, pursuant to which the Company agreed to issue up to $7,732 principal amount of 3% Original Issue Discount Senior Convertible Promissory Notes of the Company and related common stock purchase warrants. These notes will be issued from time to time, up to such aggregate principal amount, at the request of the Company, subject to certain conditions, or at the option of Energy Efficiency Investments, LLC. Interest accrues at the rate of eight percent per annum on the principal amount of the notes outstanding from time to time, and is payable at maturity or, if earlier, upon conversion of these notes. The principal amount of these notes outstanding at September 30, 2017 and December 31, 2016, was $103.

14.          Commitments and Contingencies

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

AMTIM Capital Inc. (“AMTIM”) provided management and sales services in respect of our recycling services in Canada, and was paid pursuant to agreements between AMTIM and us. A dispute arose between AMTIM and us with respect to the calculation of amounts due to AMTIM pursuant to the agreements. In a lawsuit filed in the province of Ontario on March 29, 2011, AMTIM claimed a discrepancy in the calculation of fees due to AMTIM by us in excess of $1.6 million. On December 9, 2011 the United States District Court for the District of Minnesota issued a declaratory default judgment to the effect that our method of calculating of the amounts due to AMTIM is correct. Although the Ontario action continues, and its outcome is uncertain, we believe that no further amounts are due under the terms of these agreements and we will continue to defend our position relative to this lawsuit.

We are party from time to time to ordinary course disputes that we do not believe to be material or have merit. We intend to vigorously defend ourselves against these ordinary course disputes.

15.          Income Taxes

Our overall effective tax rate was 34.4% for the 39 weeks ended September 30, 2017 and a positive tax provision of $438 against a pre-provision loss of $1,238 for the 39 weeks ended October 1, 2016, respectively. The effective tax rates and related provisional tax amounts vary from the U.S. federal statutory rate due to state taxes, foreign taxes, share-based compensation, non-controlling interest, valuation allowance, and certain non-deductible expenses.

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

16.          Series A Preferred Stock

On August 18, 2017, the Company acquired GeoTraq by way of merger. GeoTraq is a development stage company that is engaged in the development, manufacture, and, ultimately, we expect, sale of cellular transceiver modules, also known as Cell-ID modules. As a result of this transaction, GeoTraq became a wholly-owned subsidiary of the Company. In connection with this transaction, the Company tendered to the owners of GeoTraq $200,000, issued to them an aggregate of 288,588 shares of the Company’s Series A Convertible Preferred Stock, and entered into one-year unsecured promissory notes in the aggregate principal amount of $800,000.

To accomplish the designation and issuance of the Series A Preferred Stock, we filed a Certificate of Designation with the Secretary of State of the State of Minnesota. On November 9, 2017, we filed a Certificate of Correction with the Minnesota Secretary of State. The following summary of the Series A Preferred Stock and Certificate of Designation does not purport to be complete and is qualified in its entirety by reference to the provisions of applicable law and to the Certificate of Designation and Certificate of Correction, which is filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended July 1, 2017, and Certificate of Correction, which is filed as Exhibit 3.2. hereto.

Dividends

We cannot declare, pay or set aside any dividends on shares of any other class or series of our capital stock unless (in addition to the obtaining of any consents required by our Articles of Incorporation) the holders of the Series A Preferred Stock then outstanding shall first receive, or simultaneously receive, a dividend in the aggregate amount of $1.00, regardless of the number of then-issued and outstanding shares of Series A Preferred Stock. Any remaining dividends allocated by the Board of Directors shall be distributed in an equal amount per share to the holders of outstanding common stock and Series A Preferred Stock (on an as-if-converted to common stock basis pursuant to the Conversion Ratio as defined below).

Liquidation Rights

Immediately prior to the occurrence of any liquidation, dissolution or winding up of the Company, whether voluntary of involuntary, all shares of Series A Convertible Preferred Stock automatically convert into shares of our common stock based upon the then-applicable “conversion ratio” (as defined below) and shall participate in the liquidation proceeds in the same manner as other shares of our common stock.

Conversion

The Series A Convertible Preferred Stock is not convertible into shares of our common stock except as described below.

Subject to the third sentence of this paragraph, each holder of a share of Series A Preferred Stock has the right, exercisable at any time and from time to time (unless otherwise prohibited by law, rule or regulation, or as restricted below), to convert any or all of such holder’s shares of Series A Preferred Stock into shares of our common stock at the conversion ratio. The “conversation ratio” per share of the Series A Preferred Stock is a ratio of 1:100, meaning every one share of Series A Preferred Stock, if and when converted into shares of our common stock, converts into 100 shares of our common stock. Notwithstanding anything to the contrary in the Certificate of Designation, a holder of Series A Preferred Stock may not convert any of such holder’s shares and we may not issue any shares of our common stock in connection with a conversation that would trigger any Nasdaq requirement to obtain shareholder approval prior to such conversion or issuance in connection with such conversion that would be in excess of that number of shares of common stock equivalent to 19.9% of the number of shares of common stock as of August 18, 2017 ; provided, however, that holders of the Series A Preferred Stock may effectuate any conversion and we are obligated to issue shares of common stock in connection with a conversion that would not trigger such a requirement. The foregoing restriction is of no further force or effect upon the approval of our stockholders in compliance with Nasdaq’s shareholder voting requirements. Notwithstanding anything to the contrary contained in the Certificate of Designation, the holders of the Series A Preferred Stock may not effectuate any conversion and we may not issue any shares of common stock in connection with a conversion until the later of (x) February 28, 2018, or (y) sixty-one days following the date on which our stockholders have approved the voting, conversion, and other potential rights of the holders of Series A Preferred Stock described in the Certificate of Designation in accordance with the relevant Nasdaq requirements.

Redemption

The shares of Series A Preferred Stock have no redemption rights.

Preemptive Rights

Holders of shares of Series A Preferred Stock are not entitled to any preemptive rights in respect to any securities of the Company, except as set forth in the Certificate of Designation or any other document agreed to by us.

Voting Rights

Each holder of a share of Series A Preferred Stock has a number of votes as is determined by multiplying (i) the number of shares of Series A Preferred Stock held by such holder, and (ii) 100. The holders of Series A Preferred Stock vote together with all other classes and series of common and preferred stock of the Company as a single class on all actions to be taken by the common stockholders of the Company, except to the extent that voting as a separate class or series is required by law. Notwithstanding anything to the contrary herein, the holders of the Series A Preferred Stock may not engage in any vote where the voting power would trigger any Nasdaq requirement to obtain shareholder approval; provided, however, the holders do have the right to vote that portion of their voting power that would not trigger such a requirement. The foregoing voting restriction lapses upon the requisite approval of the shareholders in compliance with Nasdaq’s shareholder voting requirements in effect at the time of such approval.

Protective Provisions

Without first obtaining the affirmative approval of a majority of the holders of the shares of Series A Preferred Stock, we may not directly or indirectly (i) increase or decrease (other than by redemption or conversion) the total number of authorized shares of Series A Preferred Stock; (ii) effect an exchange, reclassification, or cancellation of all or a part of the Series A Preferred Stock, but excluding a stock split or reverse stock split or combination of the common stock or preferred stock; (iii) effect an exchange, or create a right of exchange, of all or part of the shares of another class of shares into shares of Series A Preferred Stock; or (iii) alter or change the rights, preferences or privileges of the shares of Series A Preferred Stock so as to affect adversely the shares of such series, including the rights set forth in this Designation; provided, however, that we may, without any vote of the holders of shares of the Series A Preferred Stock, make technical, corrective, administrative or similar changes to the Certificate of Designation that do not, individually or in the aggregate, materially adversely affect the rights or preferences of the holders of shares of the Series A Preferred Stock.

17.          Segment Information

We operate within targeted markets through three reportable segments: retail, recycling and technology. The retail segment is composed of income generated through our ApplianceSmart stores, which includes appliance sales and byproduct revenues from collected appliances. The recycling segment is composed of income generated by fees charged and costs incurred for collecting, recycling and installing appliances for utilities and other customers and includes byproduct revenue, which are primarily generated through the recycling of appliances. We have included the results from consolidating AAP in our recycling segment through August 15, 2017. The technology segment is composed of all revenue and costs incurred or associated with GeoTraq. At this time, GeoTraq. is in the development stage and expects to go to market with products and services in the location based services market. The nature of products, services and customers for each segment varies significantly. As such, the segments are managed separately. Our Chief Executive Officer has been identified as the Chief Operating Decision Maker (“CODM”). The CODM evaluates performance and allocates resources based on revenues and income from operations of each segment. Income from operations represents revenues less cost of revenues and operating expenses, including certain allocated selling, general and administrative costs. There are no inter-segment sales or transfers.

The following tables present our segment information for periods indicated:

	13 Weeks Ended		39 Weeks Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016

Revenues
Retail	$13,678	$15,102	$44,334	$47,769
Recycling	11,806	12,254	30,171	29,688
Technology	–	–	–	–
Total revenues	$25,484	$27,356	$74,505	$77,457

Gross profit
Retail	$3,996	$4,089	$12,933	$13,149
Recycling	4,433	4,362	10,238	7,929
Technology	–	–	–	–
Total gross profit	$8,429	$8,451	$23,171	$21,078

Operating income (loss)
Retail	$308	$(112)	$2,110	$(549)
Recycling	1,092	1,527	166	84
Technology	(272)	–	(272)	–
Total operating income (loss)	$1,128	$1,415	$2,004	$(465)

Depreciation and amortization
Retail	$42	$46	$131	$151
Recycling	131	256	651	785
Technology	272	–	272	–
Total depreciation and amortization	$445	$302	$1,054	$936

	September 30, 2017	December 31, 2016

Assets
Retail	$15,285	$17,559
Recycling	15,721	24,297
Technology	15,185	–
Total assets	$46,191	$41,856

Intangible assets
Retail	$2	$–
Recycling	55	57
Technology	15,691	–
Total intangible assets	$15,748	$57

18.          Subsequent Events

None.

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

Forward-Looking and Cautionary Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. You can identify forward-looking statements because they contain words such as ‘‘believes,’’ ‘‘expects,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘seeks,’’ ‘‘approximately,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘estimates’’ or ‘‘anticipates’’ or similar expressions that concern our strategy, plans or intentions. Any statements we make relating to our future operations, performance and results, and anticipated liquidity are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those we expected. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-Q, are disclosed in “Item 1-Business, Item 1A – Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and this Quarterly Report on Form 10-Q. Some of the factors that we believe could affect our results include:

•	our individual retail stores’ profitability;

•	the volume of appliance sales;

•	the strength of energy conservation recycling programs;

•	our continued ability to purchase product from our suppliers at acceptable prices;

•	the ability of our individual retail stores to meet planned revenue levels;

•	the number of retail stores;

•	costs and expenses being realized at higher than expected levels;

•	our ability to secure an adequate supply of special-buy appliances for resale;

•	the ability to secure appliance recycling and replacement contracts with sponsors of energy efficiency programs;

•	the ability of customers to supply units under their recycling contracts with us;

•	the continued availability of our current line of credit and the outcome of the pending sales and use tax examination in California; and

•	general economic conditions affecting consumer demand for appliances.

We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this Quarterly Report on Form 10-Q may not in fact occur. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (including the information presented therein under Risk Factors), as amended, as well as our Quarterly Reports on Forms 10-Q and other publicly available information. All amounts herein are unaudited.

Overview

Appliance Recycling Centers of America, Inc. and Subsidiaries (“we,” the “Company” or “ARCA”) are in the business of being the bridge between utilities or manufacturers to their customers by recycling, replacing, and selling major household appliances in North America. We are committed to energy efficiency and have been a pioneer in appliance recycling programs. We expect that our recent acquisition of GeoTraq, a development stage company, will ultimately allow us to market and sell products and services that capitalize on the large under-served portion of the location based services market that is not addressed by existing solutions. RFID and Wi-Fi require close proximity for asset tracking, while GPS is too bulky and power hungry for many needs. GeoTraq addresses the white space in-between by exclusively using Cell-ID technology. GeoTraq’s patented technology allows for a substantially lower cost solution, extended service life, a small form factor and even disposable devices, which we believe can significantly reduce return logistics costs.

We operate three reportable segments:

•	Retail: Our retail segment offers the latest in innovative appliances from major manufactures. We generate income from the sale of appliances and related services through 18 ApplianceSmart® stores in four geographic areas. We have an online presence. We have two product lines, new and out-of-the-box that give the large manufacturers a channel to move their product without disrupting their normal distribution channels.

•

Recycling: Our recycling segment is a turnkey appliance recycling program. We receive fees charged for recycling, replacement and additional services for utility energy efficiency programs and have established 17 Regional Processing Centers (“RPCs”) for this segment throughout the United States and Canada.

•	Technology: Our technology segment is in the development stage with the recent acquisition of GeoTraq. GeoTraq is in the process of developing technology to enable low cost location based products and services through the use of Cell-ID technology.

For the Thirteen Weeks Ended September 30, 2017 and October 1, 2016

Results of Operations

The following table sets forth certain statement of operations items and as a percentage of revenue, for the periods indicated:

	13 Weeks Ended		13 Weeks Ended
	September 30, 2017		October 1, 2016
Statement of Income Data (in Thousands):
Revenue	$25,484	100.0%	$27,356	100.0%
Cost of revenue	17,055	66.9%	18,905	69.1%
Gross profit	8,429	33.1%	8,451	30.9%
Selling, general and administrative expense	7,301	28.6%	7,036	25.7%
Operating income	1,128	4.4%	1,415	5.2%
Interest (expense), net	(207)	-0.8%	(341)	-1.2%
Other income (expense)	329	1.3%	61	0.2%
Net income before income taxes	1,250	4.9%	1,135	4.1%
Provision (benefit) for income taxes	563	2.2%	–	0.0%
Net income before noncontrolling interest	687	2.7%	1,135	4.1%
Net income (loss) attributed to noncontrolling interest	83	0.3%	(12)	0.0%
Net income attributed to shareholders' of parent	$770	3.0%	$1,123	4.1%

The following tables set forth revenues for key product and service categories, percentages of total revenue and gross profits earned by key product and service categories and gross profit percent as compared to revenues for each key product category indicated:

	13 Weeks Ended		13 Weeks Ended
	September 30, 2017		October 1, 2016
	Net	Percent	Net	Percent
(in the Thousands)	Revenue	of Total	Revenue	of Total
Revenue
Retail Boxed	$8,718	34.2%	$10,236	37.4%
Retail UnBoxed	4,288	16.8%	4,102	15.0%
Retail Delivery	259	1.0%	21	0.1%
Retail Service, Parts & Accessories	195	0.8%	560	2.0%
Extended Warranties, net	218	0.9%	183	0.7%
Recycling, Byproducts, Carbon Offset	8,608	33.8%	8,501	31.1%
Replacement Appliances	3,198	12.5%	3,753	13.7%
Total Revenue	$25,484	100.0%	$27,356	100.0%

	13 Weeks Ended		13 Weeks Ended
	September 30, 2017		October 1, 2016
	Gross	Gross	Gross	Gross
	Profit	Profit %	Profit	Profit %
Gross Profit
Retail Boxed	$1,657	19.0%	$3,226	31.5%
Retail UnBoxed	2,395	55.9%	1,308	31.9%
Retail Delivery	(283)	-109.3%	(1,651)	-7861.9%
Retail Service, Parts & Accessories	(161)	-82.6%	528	94.3%
Extended Warranties, net	218	100.0%	183	100.0%
Recycling, Byproducts, Carbon Offset	3,476	40.4%	2,914	34.3%
Replacement Appliances	1,127	35.2%	1,943	51.8%
Total Gross Profit	$8,429	33.1%	$8,451	30.9%

Revenue

Revenue decreased $1,872 or 6.8% for the 13 weeks ended September 30, 2017 as compared to the 13 weeks ended October 1, 2016. On July 18, 2017 the Company had a fire at its’ Reynoldsburg store in Columbus, OH. The damage caused total loss of inventory of $764. The inventory loss has been received by the Company from our insurance carrier. The Reynoldsburg store is expected to re-open in November 2017. The inventory loss and resulting business interruption and loss of profit is insured subject to a $10 deductible. Sales were adversely affected during the 13 weeks ended September 30, 2017 due to lack of operations at the Reynoldsburg store. In the 13 weeks ended October 1, 2016, the Company recorded a one-time carbon offset sale of $1,048.

Revenue decreased in the following categories as compared to the prior year period:

Retail Boxed $1,518 or 14.8%, Retail Service, Parts and Accessories $365 or 65.2%, and Replacement Appliances $555 or 14.8%.

The revenue decreases were partially offset by the following increases in revenue as compared to the prior year period:

Revenue increased in Recycling, Byproducts, Carbon Offset $107 or 1.3%, Extended Warranties,net $35 or 19.1%, Retail Delivery $238, and Retail Unboxed $186 or 4.5%.

Cost of Revenue

Cost of revenue decreased $1,850, or 9.8% for the 13 weeks ended September 30, 2017 as compared to the 13 weeks ended October 1, 2016, primarily as a result of the change in revenue discussed above as well as the changes in gross profit discussed below. The Company has made several vendor changes in the area of delivery and transportation to improve scalability, cost and customer service. Retail UnBoxed Revenue cost of revenue has decreased and the resulting gross profit percentage has increased due to re-negotiated purchase discounts with the Company’s UnBoxed vendors.

Gross Profit

Gross profit decreased $22 or 0.3%, for the 13 weeks ended September 30, 2017 as compared to the 13 weeks ended October 1, 2016.

Gross profit decreased in the following categories as compared to the prior year period:

Retail Boxed $1,569 or 48.6%, Retail Service, Parts and Accessories $689 or 130.5% and Replacement Appliances $816 or 42.0%.

Gross profit decreases were partially offset by the following increases in gross profit as compared to the prior year period.

Retail UnBoxed $1,087 or 83.1% and Retail Deliver $1,368, Extended Warranties, net $35 or 19.1% and Recycling, Byproducts, Carbon Offset $562 or 19.3%.

Gross profit margin as a percentage of sales were improved for Retail UnBoxed 55.9% vs. 31.9%, while Retail Delivery had less of loss, Recycling, Byproducts, Carbon Offset 40.4% vs. 34.3%.

Gross profit margin as a percentage of sales declined for Retail Boxed 19.0% vs. 31.5%, Retail Service, Parts and Accessories (82.6%) vs. 94.3%.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $265 or 3.8%, for the 13 weeks ended September 30, 2017 as compared to the 13 weeks ended October 1, 2016.

Operating Income

As a result of the factors described above, operating income of $1,128 for the 13 weeks ended September 30, 2017, represented a decrease of $287 over the comparable prior year 13 weeks ended October 1, 2016 of $1,415. We expect to receive the business interruption proceeds from the Reynoldsburg store fire in the last quarter of the Company’s fiscal year.

Interest Expense, net

Interest expense net decreased $134 or 39.3%, for the 13 weeks ended September 30, 2017 as compared to the 13 weeks ended October 1, 2016 primarily due to decreased rates and amounts of interest paid as a result of decreased borrowing.

Other Income and Expense

Other income and expense increased $268 for the 13 weeks ended September 30, 2017 as compared to the 13 weeks ended October 1, 2016.

Provision for (benefit from) Income Taxes

We recorded a provision for income taxes of $563 for the 13 weeks ended September 30, 2017, compared with a provision of $0 in the same period of 2016. The provision for income taxes for the 13 weeks ended September 30, 2017, increased over the same period of 2016 by $563.

Net Income

The factors described above led to a net income of $770 for the 13 weeks ended September 30, 2017, a decrease of $353 from a net income of $1,123 for the 13 weeks ended July 2, 2016.

For the Thirty-Nine Weeks Ended September 30, 2017 and October 1, 2016

Results of Operations

The following table sets forth certain statement of operations items and as a percentage of revenue, for the periods indicated:

	39 Weeks Ended		39 Weeks Ended
	September 30, 2017		October 1, 2016
Statement of Income Data (in Thousands):
Revenue	$74,505	100.0%	$77,457	100.0%
Cost of revenue	51,334	68.9%	56,379	72.8%
Gross profit	23,171	31.1%	21,078	27.2%
Selling, general and administrative expense	21,167	28.4%	21,543	27.8%
Operating income (loss)	2,004	2.7%	(465)	-0.6%
Interest (expense), net	(636)	-0.9%	(928)	-1.2%
Other income (expense)	5,559	7.5%	155	0.2%
Net income (loss) before income taxes	6,927	9.3%	(1,238)	-1.6%
Provision (benefit) for income taxes	2,382	3.2%	438	-0.6%
Net income (loss) before noncontrolling interest	4,545	6.1%	(1,676)	-2.2%
Net income (loss) attributed to noncontrolling interest	496	0.7%	245	0.3%
Net income (loss) attributed to shareholders' of parent	$5,041	6.8%	$(1,431)	-1.8%

The following tables set forth revenues for key product and service categories, percentages of total revenue and gross profits earned by key product and service categories and gross profit percent as compared to revenues for each key product category indicated:

	39 Weeks Ended		39 Weeks Ended
	September 30, 2017		October 1, 2016
	Net	Percent	Net	Percent
(in the Thousands)	Revenue	of Total	Revenue	of Total
Revenue
Retail Boxed	$28,405	38.1%	$31,168	40.2%
Retail UnBoxed	13,206	17.7%	14,042	18.1%
Retail Delivery	959	1.3%	786	1.0%
Retail Service, Parts & Accessories	684	0.9%	1,121	1.4%
Extended Warranties, net	1,080	1.4%	652	0.8%
Recycling, Byproducts, Carbon Offset	20,952	28.1%	19,703	25.4%
Replacement Appliances	9,219	12.4%	9,985	12.9%
Total Revenue	$74,505	100.0%	$77,457	100.0%

	39 Weeks Ended		39 Weeks Ended
	September 30, 2017		October 1, 2016
	Gross	Gross	Gross	Gross
	Profit	Profit %	Profit	Profit %
Gross Profit
Retail Boxed	$5,940	20.9%	$8,693	27.9%
Retail UnBoxed	5,746	43.5%	4,445	31.7%
Retail Delivery	(63)	-6.6%	(1,643)	-209.0%
Retail Service, Parts & Accessories	(266)	-38.9%	1,000	89.2%
Extended Warranties, net	1,080	100.0%	652	100.0%
Recycling, Byproducts, Carbon Offset	7,535	36.0%	4,495	22.8%
Replacement Appliances	3,199	34.7%	3,436	34.4%
Total Gross Profit	$23,171	31.1%	$21,078	27.2%

Revenue

Revenue decreased $2,952 or 3.8% for the 39 weeks ended September 30, 2017 as compared to the 39 weeks ended October 1, 2016.

Revenue decreased in the following categories as compared to the prior year period:

Retail Boxed $2,763 or 8.9%, Retail Unboxed $836 or 6.0%, Retail Service, Parts and Accessories $437 or 39.0% and Replacement Appliances $766 or 7.7%.

The revenue decreases were partially offset by the following increases in revenue as compared to the prior year period:

Retail Delivery $173 or 22.0%, Extended Warranties, net $428 or 65.6% and Recycling, Byproducts, Carbon Offset $1,249 or 6.3%.

Cost of Revenue

Cost of revenue decreased $5,045, or 8.9% for the 39 weeks ended September 30, 2017 as compared to the 39 weeks ended October 1, 2016, primarily as a result of the change in revenue discussed above as well as the changes in gross profit discussed below.

Gross Profit

Gross profit increased $2,093 or 9.9%, for the 39 weeks ended September 30, 2017 as compared to the 39 weeks ended October 1, 2016.

Gross profit increased in the following categories as compared to the prior year period:

Retail UnBoxed $1,301 or 29.3%, Retail Delivery $1,580, Extended Warranties, net $428 or 65.6% and Recycling, Byproducts, Carbon Offset $3,040 or 67.6%.

Gross profit increases were partially offset by the following decreases in gross profit as compared to the prior year period.

Retail Boxed $2,753 or 31.7%, Retail Service, Parts and Accessories $1,266 or (126.6%), and Replacement Appliances $237 or 6.9%.

Gross profit margin as a percentage of sales were improved for Retail UnBoxed 43.5% vs. 31.7%, Retail Delivery (6.6%) vs. -209.0%, Retail Service, Parts and Accessories (38.9%) vs. 89.2%, Recycling, Byproducts and Carbon Offset 36.0% vs. 22.8% and Replacement Appliances 34.7% vs. 34.4%.

Gross profit margin as a percentage of sales declined for Retail Boxed 20.9% vs. 27.9% and Retail Service, Parts and Accessories (38.9%) vs. 89.2%.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased $376 or 1.7%, for the 39 weeks ended September 30, 2017 as compared to the 39 weeks ended October 1, 2016.

Operating Income

As a result of the factors described above, operating income of $2,004 for the 39 weeks ended September 30, 2017, represented an increase of $2,469 over the comparable prior year 39 week period of $(465).

Interest Expense, net

Interest expense net decreased $292 or 31.5%, for the 39 weeks ended September 30, 2017 as compared to the 39 weeks ended October 1, 2016 primarily due to decreased rates of interest paid and amounts borrowed.

Other Income and Expense

Other income and expense increased $5,404 for the 39 weeks ended September 30, 2017 as compared to the 39 weeks ended October 1, 2016, primarily due to the gain on sale of property of $5,163.

Provision for (benefit from) Income Taxes

We recorded a provision for income taxes of $2,382 for the 39 weeks ended September 30, 2017, compared with a provision of $438 in the same period of 2016. The provision for income taxes for the 39 weeks ended September 30, 2017, increased over the same period of 2016 by $1,944, primarily due to an increase in earnings from the disposition of our Compton California land and building.

Net Income

The factors described above and the gain from the sale of our Compton California land and building of $5,163 led to a net income of $5,041 for the 39 weeks ended September 30, 2017, an increase of $6,472 from a net loss of $1,431 for the 39 weeks ended October 1, 2016.

Segment Performance

We report our business in the following segments: Retail, Recycling and Technology. We identified these segments based on a combination of business type, customers serviced and how we divide management responsibility. Our revenues and profits are driven through our physical stores, our recycling centers, e-commerce, individual sales reps and our internet services.

Operating income (loss) by operating segment, is defined as income (loss) before net interest expense, other income and expense, provision for income taxes and income (loss) attributable to non-controlling interest.

	13 Weeks Ended September 30, 2017				13 Weeks Ended October 1, 2016
	Segments in $				Segments in $
(in the thousands)	Retail	Recycling	Technology	Total	Retail	Recycling	Technology	Total
Revenue	$13,678	$11,806	$–	$25,484	$15,102	$12,254	$–	$27,356
Cost of revenue	9,852	7,203	–	17,055	11,508	7,397	–	18,905
Gross profit	3,826	4,603	–	8,429	3,594	4,857	–	8,451
Selling, general and administrative expense	3,518	3,511	272	7,301	3,706	3,330	–	7,036
Operating income (loss)	$308	$1,092	$(272)	$1,128	$(112)	$1,527	$–	$1,415

	13 Weeks Ended September 30, 2017				13 Weeks Ended October 1, 2016
	Segments in %				Segments in %
	Retail	Recycling	Technology	Total	Retail	Recycling	Technology	Total
Revenue	100.0%	100.0%	0.0%	100.0%	100.0%	100.0%	0.0%	100.0%
Cost of revenue	72.0%	61.0%	0.0%	66.9%	76.2%	60.4%	0.0%	69.1%
Gross profit	28.0%	39.0%	0.0%	33.1%	23.8%	39.6%	0.0%	30.9%
Selling, general and administrative expense	25.7%	29.7%	100.0%	28.6%	24.5%	27.2%	0.0%	25.7%
Operating income (loss)	2.3%	9.2%	-100.0%	4.4%	-0.7%	12.5%	0.0%	5.2%

Retail Segment

Segment results for Retail include Appliancesmart. Revenue for the 13 weeks ended September 30, 2017 decreased $1,424, or 9.4%, as compared to the prior year period, as a result of decreases in Retail Boxed $1,518 or 14.8%, Retail Service, Parts and Accessories $365 or 65.2%; partially offset by Extended Warranties, net $35 or 19.1%, Retail UnBoxed $186 or 4.5%, and Retail Delivery $238.

Cost of revenue for the 13 weeks ended September 30, 2017 decreased $1,656 or 14.4%, as compared to the prior year period, as a result of cost of revenue a decrease in Retail UnBoxed $901 or 32.2% and Retail Delivery $1,130; partially offset by an increase in Retail Service, Parts and Accessories $324, and Retail Boxed $51.

Operating income for the 13 weeks ended September 30, 2017 increased $420, as compared to the prior year period, as a result of increased gross profit of $232 and decreased selling, general and administrative expense of $188.

Recycling Segment

Segment results for ARCA Recycling, Customer Connexx, ARCA Canada and AAP (through August 15, 2017). Revenue for the 13 weeks ended September 30, 2017 decreased by $448, or 3.7%, as compared to the prior year period, as a result of decreases in Replacement Appliances $555 or 14.8%; partially offset by Recycling, Byproducts, Carbon Offset Revenue of $107 or 1.3%.

Cost of revenue for the 13 weeks ended September 30, 2017 decreased $194 or 2.6%, as compared to the prior year period; as a result of an increase in Replacement Appliances $261 or 14.4%; partially offset by a decrease in cost of revenue of Recycling, Byproducts, Carbon Offset $455 or 8.1%.

Operating income for the 13 weeks ended September 30, 2017 decreased $435, as compared to the prior year period; as a result of decreased gross profit of $254; offset by increased selling, general and administrative expense of $181.

Technology Segment

Segment results for Technology include GeoTraq. Results for the 13 weeks ended September 30, 2017 include intangible asset amortization expense for $272. No prior year period results as this acquisition was completed August 18, 2017.

	39 Weeks Ended September 30, 2017				39 Weeks Ended October 1, 2016
	Segments in $				Segments in $
(in the thousands)	Retail	Recycling	Technology	Total	Retail	Recycling	Technology	Total
Revenue	$44,334	$30,171	$–	$74,505	$47,769	$29,688	$–	$77,457
Cost of revenue	31,897	19,437	–	51,334	34,622	21,757	–	56,379
Gross profit	12,437	10,734	–	23,171	13,149	7,929	–	21,078
Selling, general and administrative expense	10,327	10,568	272	21,167	13,698	7,845	–	21,543
Operating income (loss)	$2,110	$166	$(272)	$2,004	$(549)	$84	$–	$(465)

	39 Weeks Ended September 30, 2017				39 Weeks Ended October 1, 2016
	Segments in %				Segments in %
	Retail	Recycling	Technology	Total	Retail	Recycling	Technology	Total
Revenue	100.0%	100.0%	0.0%	100.0%	100.0%	100.0%	0.0%	100.0%
Cost of revenue	71.9%	64.4%	0.0%	68.9%	72.5%	73.3%	0.0%	72.8%
Gross profit	28.1%	35.6%	0.0%	31.1%	27.5%	26.7%	0.0%	27.2%
Selling, general and administrative expense	23.3%	35.0%	100.0%	28.4%	28.7%	26.4%	0.0%	27.8%
Operating income (loss)	4.8%	0.6%	-100.0%	2.7%	-1.1%	0.3%	0.0%	-0.6%

Retail Segment

Segment results for Retail include Appliancesmart. Revenue for the 39 weeks ended September 30, 2017 decreased $3,435, or 7.2%, as compared to the prior year period, as a result of decreases in Retail Boxed $2,763 or 8.9%, Retail UnBoxed $836 or 6.0%, Retail Service, Parts and Accessories $437 or 39.0%; partially offset by Extended Warranties, net $428 or 65.6%, and Retail Delivery $173 or 22.0%.

Cost of revenue for the 39 weeks ended September 30, 2017 decreased $2,725 or 7.9%, as compared to the prior year period, as a result of decreases in cost of revenue of Retail Boxed $10, Retail Unboxed $2,137 or 22.3%, Retail Delivery $1,407; partially offset by an increase in Retail Service, Parts and Accessories $829.

Operating income for the 39 weeks ended September 30, 2017 increased $2,659, as compared to the prior year period, as a result of decreased selling, general and administrative expense of $3,371 partially offset by a decrease in gross profit of $712.

Recycling Segment

Segment results for ARCA Recycling, Customer Connexx, ARCA Canada and AAP (through August 15, 2017). Revenue for the 39 weeks ended September 30, 2017 increased by $483, or 1.6%, as compared to the prior year period, as a result of increases in Recycling, Byproducts, Carbon Offset revenue of $1,249 or 6.3%; partially offset by a decrease in Replacement Appliance revenue $766 or 7.7%.

Cost of revenue for the 39 weeks ended September 30, 2017 decreased $2,320 or 10.7%, as compared to the prior year period; as a result of decreases in cost of revenue of Replacement Appliances $529 or 8.1% and Recycling, Byproducts, Carbon Offset $1,791 or 11.8%.

Operating income for the 39 weeks ended September 30, 2017 increased $82, as compared to the prior year period; as a result of increased gross profit of $2,805 partially offset by an increase in selling, general and administrative expense of $2,723.

Technology Segment

Segment results for Technology include GeoTraq. Results for the 39 weeks ended September 30, 2017 include intangible asset amortization expense for $272. No prior year period results as this acquisition was completed August 18, 2017.

Liquidity and Capital Resources

Overview

Based on our current operating plans, we believe that available cash balances, cash generated from our operating activities and funds available under (“the MidCap Revolver”), sale of assets and or other refinancing of existing indebtedness will provide sufficient liquidity to fund our operations, our continued investments in store openings and remodeling activities for at least the next 12 months. The Company refinanced and replaced the PNC Bank Revolver loan facility with the MidCap Revolver in May of 2017.

On September 20, 2017 the Company received a written default notice from MidCap Funding Trust X, the Agent representing the Lenders for the MidCap Revolver. The Company strongly disagrees with the Lenders that any Event of Default has occurred and is reserving all of its options with respect to the Loan Agreement. The Company and the Agent are in active discussions for forbearance and resolution of the default, however there can be no assurance the Company and the Agent will be able to agree on terms of the forbearance. The Company is classifying the Mid-Cap Revolver as a current liability until forbearance and resolution of the default is cured.

As of September 30, 2017, we had total cash on hand of $1,994 and an additional $3,616 of available borrowing under the MidCap Revolver. As we continue to pursue strategic transactions to expand and grow our business, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

Cash Flows

During the 39 weeks ended September 30, 2017, cash provided by operations was $2,363, compared to cash provided by operations of $3,719 during the 39 weeks ended October 1, 2016. The decrease in cash provided by operations of $1,356 as compared to the prior year period; was primarily due to a decrease in cash provided by stock compensation expense of $232, change in reserve for inventory obsolescence of $124, gain on sale of property of $5,163, gain on sale of and deconsolidation of variable interest entity AAP of $81; partially offset by non-cash depreciation and amortization of $118, amortization of debt issuance costs of $126, change in reserve for uncollectible accounts $7, change in deferred income taxes of $337 and change in other of $716. Change in net income represented a positive change in operating cash flow of $6,221 offset by uses of cash in working capital accounts of $3,281.

Cash provided by investing activities was $6,323 and used by investing activities $266 for the 39 weeks ended September 30, 2017 and the 39 weeks ended October 1, 2016, respectively. The $6,589 increase in cash provided by investing activities, as compared to the prior period, is primarily attributable to the proceeds from the sale of property and equipment of $6,785 and a decrease in purchase of property and equipment of $137, proceeds from the sale of our equity investment in AAP of $800 less cash retained by AAP of $157 and other of $22; partially offset by an increase in restricted cash of $798, and cash $200 used to purchase an intangible asset (GeoTraq) net of debt and Series A preferred stock issued.

Cash used by financing activities was $7,675 and $3,705 for the 39 weeks ended September 30, 2017 and the 39 weeks ended October 1, 2016, respectively. The $3,970 increase in cash used, as compared to the prior period, was attributable to increased payments under the PNC Revolver of $7,474, debt obligations of $723 and debt issuance costs $359; partially offset by an increase in the proceeds from the issuance of debt obligations of $970 and an increase in net borrowing under the MidCap Revolver of $3,616.

Sources of Liquidity

We utilize cash on hand and cash generated from operations and have funds available to us under our revolving loan facility with MidCap Financial Trust to cover normal and seasonal fluctuations in cash flows and to support our various growth initiatives. Our cash and cash equivalents are carried at cost and consist primarily of demand deposits with commercial banks.

MidCap Revolver

On September 30, 2017 and December 31, 2016, our available borrowing capacity under the Credit Agreement is $2,416 and $0, respectively. The weighted average interest rate for the period of May 10, 2017 through September 30, 2017 was 5.66%. We borrowed $45,099 and repaid $41,483 on the Credit Agreement during the period of May 10, 2017 through September 30, 2017, leaving an outstanding balance on the Credit Agreement of $3,616 and $0 at September 30, 2017 and December 31, 2016, respectively.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Market Risk and Impact of Inflation

Foreign Currency Exchange Rate Risk. We currently generate revenues in Canada. The reporting currency for our consolidated financial statements is U.S. dollars. It is not possible to determine the exact impact of foreign currency exchange rate changes; however, the effect on reported revenue and net earnings can be estimated. We estimate that the U.S. dollar against the Canadian dollar had an immaterial impact on revenues and net income for the 13 Week and 39 Week periods ended September 30, 2017. We do not currently hedge foreign currency fluctuations and do not intend to do so for the foreseeable future.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at September 30, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the second and third quarters of fiscal 2017, covered by this Quarterly Report on Form 10-Q, we made certain changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). We have upgraded to a new accounting system and improved our control structure by adding and making changes in accounting management and staff for each subsidiary company. We do not believe this has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.        Other Information

Item 1.    Legal Proceedings

On November 6, 2015, a complaint was filed in the Minnesota District Court for Hennepin County, Minnesota, by David Gray and Michael Boller, purporting to bring suit derivatively on behalf of the Company against twelve current and former officers and directors of the Company. The complaint alleged that the defendants breached their fiduciary duties to the Company, and that the defendants have been unjustly enriched as a result thereof. The complaint sought damages, disgorgement, an award of attorneys’ fees and other expenses, and an order compelling changes to the Company’s corporate governance and internal procedures. The Company and the other defendants vigorously denied plaintiffs’ allegations, and have not admitted any liability or wrongdoing as part of the settlement. The court made no findings or determinations with respect to the merit of plaintiffs’ claims, and no payment is being made by the Company or the other defendants. The parties have reached a settlement that fully resolves plaintiffs’ claims and provides for the release of all claims asserted in the litigation. On August 2, 2017, the court entered an order granting preliminary approval of the settlement. On September 29, 2017, the court issued an order granting final approval of the settlement. As a condition of the settlement, the Company has agreed to provide certain training to employees in the Company’s accounting department within one year of the settlement. The court also granted an application by plaintiffs’ counsel for attorneys’ fees, to be paid by the Company’s insurance carrier. Other than this award of attorneys’ fees, no payment or other consideration was paid by the Company nor its officers or directors in connection with the settlement.

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

AMTIM Capital Inc. (“AMTIM”) provided management and sales services in respect of our recycling services in Canada, and was paid pursuant to agreements between AMTIM and us. A dispute arose between AMTIM and us with respect to the calculation of amounts due to AMTIM pursuant to the agreements. In a lawsuit filed in the province of Ontario on March 29, 2011, AMTIM claimed a discrepancy in the calculation of fees due to AMTIM by us in excess of $1.6 million. On December 9, 2011 the United States District Court for the District of Minnesota issued a declaratory default judgment to the effect that our method of calculating of the amounts due to AMTIM is correct. Although the Ontario action continues, and its outcome is uncertain, we believe that no further amounts are due under the terms of these agreements and we will continue to defend our position relative to this lawsuit.

On December 29, 2016, ARCA served a Minnesota state court complaint for breach of contract on Skybridge Americas, Inc. (“SA”), ARCA’s primary call center vendor throughout 2015 and most of 2016. ARCA seeks damages in the millions of dollars as a result of alleged overcharging by SA and lost client contracts. On January 25, 2017, SA served a counterclaim for unpaid invoices in the amount of approximately $460,000 plus interest and attorneys’ fees. On March 29, 2017, the Hennepin County district court dismissed ARCA’s claim based on the currency differential between the United States and Canada, but permitted ARCA’s remaining claims to proceed. The parties are currently conducting discovery. On October 24, 2017, ARCA filed a motion for partial summary judgment. ARCA intends to vigorously dispute SA’s counterclaims.

On November 15, 2016, ARCA served an arbitration demand on Haier US Appliance Solutions, Inc, dba GE Appliances (“GEA”), alleging breach of contract and interference with prospective business advantage. ARCA seeks over $2 million in damages. On April 18, 2017, GEA served a counterclaim for approximately $337,000 in alleged obligation under the parties’ recycling agreement. Simultaneously with serving its counterclaim in the arbitration, which is venued in Chicago, GEA filed a complaint in the United States District Court for the Western District of Kentucky seeking damages of approximately $530,000 plus interest and attorneys’ fees allegedly owed under a previous agreement between the parties. On May 31, 2017, ARCA moved to dismiss or stay the Kentucky lawsuit in favor of the pending arbitration. ARCA’s motions have not been ruled upon. Under the terms of ARCA’s transaction with Recleim LLC, Recleim LLC is obligated to pay GEA on ARCA’s behalf the amounts claimed by GEA in the arbitration and in the lawsuit pending in Kentucky.

We are party from time to time to ordinary course disputes that we do not believe to be material or have merit.  We intend to vigorously defend ourselves against these ordinary course disputes.

Item 1A.  Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 3.    Defaults Upon Senior Securities

On September 20, 2017, Appliance Recycling Centers of America, Inc. (the “Company”) received a written notice of default, dated September 20, 2017 (the “Notice of Default”), from MidCap Funding X Trust (the “Agent”), asserting that events of default had occurred with respect to that certain Credit and Security Agreement dated May 10, 2017 (the “Loan Agreement”), by and among the Agent and certain other Lenders (the “Lenders”), and the Company and certain of its subsidiaries (the “Borrowers”). The Agent alleges in the Notice of Default that, as a result of the Company’s recent acquisition of GeoTraq Inc. (“GeoTraq”), and the issuance of promissory notes to the stockholders of GeoTraq in connection with such acquisition, the Borrowers have failed to comply with certain terms of the Loan Agreement, and that such failure constitutes one or more Events of Default under the Loan Agreement. Specifically, the Notice of Default states that as a result of the acquisition and related issuance of promissory notes, the Borrowers have failed to comply with (i) a covenant not to incur additional indebtedness other than Permitted Debt (as defined in the Loan Agreement), without the Agent’s prior written consent, and a covenant not to make acquisitions or investments other than Permitted Acquisitions or Permitted Investments (as defined in the Loan Agreement). The Notice of Default also states that the Borrowers’ failure to pledge the stock in GeoTraq as collateral under the Loan Agreement and to make GeoTraq a “Borrower “under the Loan Agreement will become an Event of Default if not cured within the applicable cure period. The Agent has reserved the right to avail itself of any other rights and remedies available to it at law or by contract, including the right to (a) withhold funding, increase reserves and suspend making further advances under the Loan Agreement, (b) declare all principal, interest and other sums owing in connection with the Loan Agreement immediately due and payable in full, (c) charge the Default Rate on amounts outstanding under the Loan Agreement, and/or (d) exercise one or more rights and remedies with respect to any and all collateral securing the Loan Agreement. The Agent has not declared the amounts outstanding under the Loan Agreement to be immediately due and payable but has imposed the default rate of interest, which is 5% in excess of the rates otherwise payable under the Loan Agreement), effective as of August 18, 2017 and continuing until the Agent notifies the Borrowers that the specified Events of Default have been waived and no other Events of Default exist.

The Company strongly disagrees with the Lenders that any Event of Default has occurred and is reserving all of its options with respect to the Loan Agreement. The Company and the Agent are in active discussions for forbearance and resolution of the default, however there can be no assurance the Company and the Agent will be able to agree on terms of the forbearance.

Item 6.    Exhibits.

Index to Exhibits

Exhibit Number		Exhibit Description	Form	File Number	Exhibit Number	Filing Date
3.1		Restated Articles of Incorporation of Appliance Recycling Centers of America, Inc.	10-K	000-19621	3.1	03/31/17

3.2	*	Certificate of Correction of Appliance Recycling Centers of America, Inc.

3.3		Bylaws of Appliance Recycling Centers of America, Inc.	8-K	000-19621	3.2	01/03/08

31.1	*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	†	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	†	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	**	The following materials from our Quarterly Report on Form 10-Q for the three-month period ended September 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Cash Flows, (iv) the Notes to Consolidated Financial Statements, and (v) document and entity information.

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

Appliance Recycling Centers of America, Inc.
(Registrant)

Date:	November 14, 2017	By:	/s/ Tony Isaac
Tony Isaac
Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2017	By:	/s/ Virland A Johnson
Virland A Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)

