Form 10-K
period 2017-12-30
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2018-06-12
CIK 862861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 30, 2017

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 000-19621

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	41-1454591 (I.R.S. Employer Identification No.)

175 Jackson Avenue North Suite 102, Minneapolis, Minnesota (Address of principal executive offices)	55343-4565 (Zip Code)

Registrant’s telephone number, including area code:  952-930-9000

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value Title of each class	NASDAQ Capital Market Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such file). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If any emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of $1.03 per share, as of September 30, 2017 (the last business day of the registrant’s most recently completed third fiscal quarter) was $6,855,025.

As of June 11, 2018, there were outstanding 6,875,365 shares of the registrant’s Common Stock, par value $0.001 per share.

i

PART I

ITEM 1.	BUSINESS

General

Appliance Recycling Centers of America, Inc. and subsidiaries (collectively, “we,” the “Company,” or “ARCA”) are in the business of recycling major household appliances in North America by providing turnkey appliance recycling and replacement services for utilities and other sponsors of energy efficiency programs through our subsidiaries ARCA Recycling, Inc. and ARCA Canada Inc.  In addition, through our GeoTraq Inc. (“GeoTraq”) subsidiary, a development stage company, we are engaged in the development, design and, ultimately, we expect the sale of, cellular transceiver modules, also known as Cell-ID modules. Prior to December 30, 2017, we sold new major household appliances in the United States though a chain of seventeen Company-owned retail stores operating under the name ApplianceSmart®. On December 30, 2017, we, together with our subsidiary ApplianceSmart, Inc. (“ApplianceSmart”), entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with ApplianceSmart Holdings LLC (the “Purchaser”), a wholly owned subsidiary of Live Ventures Incorporated (“Live”), pursuant to which we sold to the Purchaser all of the issued and outstanding shares of capital stock (the “ApplianceSmart Stock”) of ApplianceSmart in exchange for $6,500,000. Effective April 1, 2018, Purchaser issued the Company a promissory note with a three-year term in the original principal amount of $3,919,494 for the balance of the purchase price. ApplianceSmart is guaranteeing the repayment of this promissory note. In addition, we had a 50% interest in a joint venture, ARCA Advanced Processing, LLC (“AAP”), which recycles appliances in the Northeast and Mid-Atlantic regions of the United States, which we sold on August 15, 2017. See “Item 1 – Business - Recent Developments” for more information regarding the transactions involving GeoTraq, ApplianceSmart, and AAP.

As a leading recycler of major household appliances, we generate revenues from:

1.	Fees charged for collecting and recycling appliances for utilities and other sponsors of energy efficiency programs.

2.	Fees charged for recycling and replacing old appliances with new ENERGY STAR® appliances for energy efficiency programs sponsored by electric and gas utilities.

3.	Sale of byproduct materials, such as metals, from appliances we recycle.

4.	Sale of carbon offsets created by the destruction of ozone-depleting refrigerants acquired through various recycling programs.

Through December 30, 2017, we generated revenues from the retail sales of appliances at our ApplianceSmart stores.

We were incorporated in Minnesota in 1983, although through our predecessors we began our appliance retail and recycling business in 1976. On March 12, 2018, we reincorporated into the State of Nevada. Our principal office is located at 175 Jackson Avenue North, Suite 102, Minneapolis, Minnesota 55343-4565.

Industry Background

Recycling and Retail

Major household appliances in the United States include:

Refrigerators	Clothes washers
Freezers	Clothes dryers
Ranges/ovens	Room air conditioners
Dishwashers	Dehumidifiers
Microwave ovens	Humidifiers

Improper disposal of old appliances threatens air, ground and water resources because many types of major appliances contain substances that can damage the environment. These harmful materials include:

1.	Mercury, which easily enters the body through absorption, inhalation or ingestion, potentially causing neurological damage. Mercury-containing components may be found in freezers, washers and ranges.

2.	Chlorofluorocarbon (“CFC”), hydrochlorofluorocarbon, and hydrofluorocarbon refrigerants (collectively, “Refrigerants”), which cause long-term damage to the earth’s ozone layer and may contribute to global climate change. Refrigerators, freezers, room air conditioners and dehumidifiers commonly contain Refrigerants.

3.	CFCs having a very high ozone-depletion potential that may also be used as blowing agents in the polyurethane foam insulation of refrigerators and freezers.

4.	Other materials, such as oil, that are harmful when released into the environment.

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

While new refrigerators can save a significant amount of energy in the home, more than 20 percent of all U.S. households have a second refrigerator in the basement or garage. These units are typically 15-25 years old and consume about 750 to 1500 kilowatt-hours per year, driving electric bills up by more than $150 annually per household.

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

Technology

GeoTraq is a development stage company in the business of acquiring new technologies for development and marketing. GeoTraq is a location-based service (“LBS”) technology provider planning to manufacture and sell cellular transceiver modules and associated services specifically enabled by Cell-ID. GeoTraq addresses the large LBS market segment that is currently under served with existing solutions due to high deployment costs (hardware, service, logistics), limited battery life and large form factor.

We believe that there is a large under-served portion of the LBS market that is not addressed by existing solutions. RFID and Wi-Fi require close proximity for asset tracking, while GPS is too bulky and power hungry for many needs. GeoTraq addresses the white space in-between by exclusively using Cell-ID technology. GeoTraq’s technology allows for a substantially lower cost solution, extended service life, a small form factor and even disposable devices, which we believe can significantly reduce return logistics costs.

Company Background

Recycling

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

In 1989, we began contracting with electric utility companies to provide turnkey appliance recycling services to support their energy conservation efforts. Since that time, we have provided our services to approximately 400 utilities and other providers of energy efficiency programs throughout North America.

We currently have contracts to recycle, or to replace and recycle, appliances for approximately 180 utilities across North America.

We have seen continued interest from sponsors of energy efficiency initiatives that recognize the effectiveness of recycling and replacing energy inefficient appliances.  We are aggressively pursuing electric, water and gas utilities, public housing authorities and energy efficiency management companies going forward and expect that we will continue to submit proposals for various new appliance recycling and replacement programs accordingly. However, for a variety of reasons, we still have a limited ability to project revenues from utility programs.  We cannot predict recycling volumes or if we will be successful in obtaining new contracts in 2018.

We operate thirteen recycling centers in the U.S. and Canada to process and recycle old appliances according to all federal, state, provincial and local rules and regulations. ARCA uses U.S. EPA RAD-compliant methods to remove and properly manage hazardous components and materials, including CFC refrigerants, mercury, polyurethane foam insulation and recyclable materials, such as ferrous and nonferrous metals, plastics and glass. All of our facilities comply with licensing and permitting requirements, and employees who process appliances receive extensive safety and hazardous materials training.

We entered into a Joint Venture Agreement with 4301 Operations, LLC, (“4301”) to establish and operate a regional processing center (“RPC”). 4301 has significant experience in the recycling of major household appliances and they contributed their existing business to the joint venture. Under the Joint Venture Agreement, the parties formed a new entity known as ARCA Advanced Processing, LLC (“AAP”) and each party has a 50% interest in AAP. We contributed $2.0 million to the joint venture and 4301 contributed their equipment and existing business to the joint venture. The joint venture commenced operations on February 8, 2010. We sold our interest in AAP on August 15, 2017. See “Item 1 – Business - Recent Developments.”

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

Geotraq

In a move to diversify our offering beyond our current appliance and other capabilities, on August 18, 2017, we acquired GeoTraq. GeoTraq is a development stage company in the business of acquiring new technologies for development and marketing. GeoTraq is a location-based service (“LBS”) technology provider planning to manufacture and sell cellular transceiver modules and associated services specifically enabled by Cell-ID. GeoTraq addresses the large LBS market segment that is currently under served with existing solutions due to high deployment costs (hardware, service, logistics), limited battery life and large form factor, We believe that there is a large under-served portion of the LBS market that is not addressed by existing solutions. RFID and Wi-Fi require close proximity for asset tracking, while GPS is too bulky and power hungry for many needs. GeoTraq addresses the white space in-between by exclusively using Cell-ID technology. GeoTraq’s technology allows for a substantially lower cost solution, extended service life, a small form factor and even disposable devices, which we believe can significantly reduce return logistics costs.

The GeoTraq acquisition allows us the ability to deploy Internet of Things devices to locate, monitor and track the movement of inventory and other assets.

ApplianceSmart

At December 30, 2017, ApplianceSmart operated seventeen stores: six in the Minneapolis/St. Paul market; one in Rochester, Minn.; one in St. Cloud, Minn.; three in the Columbus, Ohio market; four in the Atlanta, Georgia market; and two in the San Antonio, Texas market.  ApplianceSmart is a major household appliance retailer with two product categories: one consisting of typical and commonly available, innovative appliances, and the other consisting of affordable value-priced, niche offerings, such as close-outs, factory overruns, discontinued models and special-buy appliances, including out-of-carton merchandise and others.  One example of a special-buy appliance may be due to manufacturer product redesign, in which a current model is updated to include a few new features and is then assigned a new model number. Because the major manufacturers—primarily Whirlpool, General Electric and Electrolux—ship only the latest models to retailers, a large quantity of the previous models often remain in the manufacturers’ inventories. Special-buy appliances typically are not integrated into the manufacturers’ normal distribution channels and require a different method of management, which we provide.

For many years, manufacturers relied on small appliance dealers to buy these specialty products to sell in their stores.  However, many small retailers are struggling to compete with large appliance chains as the five largest retailers of major appliances account for nearly 75% of the sales volume.  At the same time, expansion of big-box retailers that sell appliances has created an increase in the number of special-buy units, further straining the traditional outlet system for these appliances. Because these special-buy appliances have value, manufacturers and retailers need an efficient management system to recover their worth.

See “Item 1 – Business - Recent Developments.”

Manufacturer Supply

We have entered into contracts or other arrangements for purchasing appliances that we sell in our ApplianceSmart stores or provide for utility appliance replacement programs.  These contracts and arrangements are with the following six major manufacturers:

1.       Electrolux

2.       GE Appliances

3.       LG

4.       Samsung

5.       Whirlpool

6.        AGA/Marvel

There are no guarantees on the number of units any of the manufacturers will sell us. However, we believe purchases from these six manufacturers will provide an adequate supply of high-quality appliances for our ApplianceSmart stores and our appliance replacement programs.

Subsidiaries

GeoTraq Inc., a Nevada corporation, is a wholly-owned subsidiary that was initially incorporated in Nevada on October 20, 2016. GeoTraq is a development stage company engaged in the development, design and, ultimately, we expect the sale of, cellular transceiver modules, also known as Cell-ID modules. We acquired GeoTraq on August 18, 2017. See “Item 1 – Business - Recent Developments.”

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

ApplianceSmart, a Minnesota corporation, was a wholly-owned subsidiary formed through a corporate reorganization in July 2011 to hold our business of selling new major household appliances through a chain of Company-owned retail stores. See “Item 1 – Business - Recent Developments.”

ARCA Advanced Processing, LLC, a Minnesota limited liability company, is a variable interest entity that we consolidate in our financial statements. AAP was formed in October 2009 to operate a regional processing and recycling center and commenced operations on February 8, 2010. We sold our interest in AAP on August 15, 2017. See “Item 1 – Business - Recent Developments.”

Recent Developments

Acquisition of GeoTraq

On August 18, 2017, the Company entered into that certain Agreement and Plan of Merger with GeoTraq pursuant to which it acquired GeoTraq by way of merger. As a result of this transaction, GeoTraq became a wholly-owned subsidiary of the Company. In connection with this transaction, the Company tendered to the owners of GeoTraq $200,000, issued to them an aggregate of 288,588 shares of the Company’s Series A Convertible Preferred Stock valued at $14,963,288 inclusive of the beneficial conversion feature, and entered into one-year unsecured promissory notes for an aggregate original principal amount of $800,000. In addition, there was $10,133,366 deferred tax liability associated with the purchase of the intangible assets of GeoTraq. The total value of the intangible assets purchased is $26,096,654 including the deferred tax liability.

Sale of ApplianceSmart

On December 30, 2017, ARCA and ApplianceSmart entered into the Stock Purchase Agreement with Purchaser, a wholly owned subsidiary of Live. Pursuant to the Agreement, ARCA sold to the Purchaser all of the issued and outstanding shares of the ApplianceSmart Stock in exchange for $6,500,000. Effective April 1, 2018, Purchaser issued the Company a promissory note with a three-year term in the original principal amount of $3,919,494 for the balance of the purchase price. ApplianceSmart is guaranteeing the repayment of this note.

Sale of AAP

On August 15, 2017, ARCA entered into an Equity Purchase Agreement with 4301 Operations, LLC (“4301”) and sold its 50% joint venture interest in AAP to 4301, ARCA’s joint venture partner in AAP, in consideration of $800,000 in cash. The gain recorded by ARCA was $81,000. In a separate related transaction on the same date, ARCA entered into an Asset Purchase Agreement with Recleim LLC (“licensee”) and parent company of Recleim PA, LLC and agreed to license certain intellectual property practiced by patent No. 8,931,289 to licensee for use at 4301 North Delaware Avenue, Philadelphia, PA or any successor facility within 15 miles where licensee conducts business. On August 15, 2017 Recleim PA, LLC paid in full all BB&T indebtedness owed by AAP in the amount of $3,454,000 and terminated and released all security interests in AAP and ARCA’s equipment as part of Recleim PA LLC’s purchase of certain equipment and assets from AAP on the same date. Recleim PA LLC is also assuming approximately $768,000 in AAP liabilities and assuming all of ARCA’s liabilities to Haier US Appliance Solutions, Inc, dba GE Appliances (“GEA”).

Customers and Source of Supply

We also provide services for electric utility companies and other sponsors of energy efficiency initiatives that offer their customers appliance recycling and replacement programs as energy conservation measures. ApplianceSmart offers reverse logistics services to manufacturers and retailers needing an efficient way to manage appliances that fall outside their normal distribution and sales channels.

Utility Companies: We contract with utility companies or their program administrators and other sponsors of energy efficiency programs to provide a full range of appliance recycling and replacement services to help them achieve their energy savings goals. The contracts usually have terms of one to three years, with provisions for renewal at the option of the utility. Under some contracts, we manage all aspects, including advertising of the appliance recycling or replacement program. Under other contracts, we provide only specified services, such as collection and recycling.

Our contracts with utility customers prohibit us from repairing and selling appliances or appliance parts we receive through their programs. Because the intent of these programs is to conserve electricity, we have instituted tracking and auditing procedures to assure our customers that those appliances do not return to use.

Our pricing for energy efficiency program contracts is generally on a per-appliance basis and depends upon several factors, including:

1.       Total number of appliances expected to be processed and/or replaced.

2.       Length of the contract term.

3.       Specific services the utility requires us to provide.

4.       Market factors, including labor rates and transportation costs.

5.       Anticipated revenue associated with the sale of recycled appliance byproducts.

6.        Competitive bidding scenarios.

GeoTraq: GeoTraq is a development stage company and currently has no customers. GeoTraq sources its raw materials, including electronic chips, computers and software from various third parties. GeoTraq is not dependent on any single supplier for its modules.

Appliance Manufacturers: We work with appliance manufacturers, including Electrolux, GE Appliances, LG, Samsung and Whirlpool, to acquire the appliances we sell in our ApplianceSmart stores. We purchase new, special-buy appliances, such as discontinued models, out-of-carton units and factory overruns, and sell them at a significant discount to full retail prices. In addition, our participation in a national buying cooperative enables us to purchase the latest models of new appliances to fill out our product mix. Although we believe our current sources for appliances are adequate to supply our retail stores and allow us to grow our sales, we face the risk that one or more of these sources could be lost.

Company Operations

In our recycling operations, our Company-trained technicians first inspect and categorize each appliance to identify the types of hazardous materials, if any, it contains. We then process the appliances to remove and manage the environmentally hazardous substances according to federal, state and local regulations. Plastics and other recyclable components are managed by materials recyclers, and we deliver the processed appliance shells to local scrap processing facilities, where they shred and recycle the metals. We are aggressively pursuing additional utility customers but have a limited ability to project revenues from new utility programs in 2018 and thereafter. We cannot predict recycling or replacement volumes. However, we were successful in obtaining new contracts in 2017 with new and former customers across the country.

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

GeoTraq is a development stage company in the business of acquiring new technologies for development and marketing. GeoTraq is continuing to develop its technology and has recently entered into pilot test agreements with various third parties.

ApplianceSmart provided a full range of appliance recycling support services for energy efficiency programs in North America. We also purchase major appliances, primarily from appliance manufacturers, to sell through our ApplianceSmart stores.

Principal Products and Services

At December 30, 2017, we generated revenues from three sources: retail, recycling and byproduct, including carbon offsets. Recycling revenues were generated by charging fees for collecting and recycling appliances for utilities and other sponsors of energy efficiency programs and through the sale of new ENERGY STAR® appliances to utility companies for installation in the homes of a specific segment of their customers. Byproduct revenues were generated by selling scrap materials, such as metal and plastics, from appliances we collected and recycled, including those from our ApplianceSmart stores and those processed at AAP. Carbon offset revenues were created by the destruction of ozone-depleting refrigerants acquired through various recycling programs from our ApplianceSmart stores and through processing of refrigerators and freezers at AAP. Retail revenues were generated through the sale of appliances at our ApplianceSmart stores. Our technology segment is comprised of a development stage company and did not generate any revenues in 2017.

During fiscal year 2017, we operated three reportable segments: retail, recycling and technology (commencing on August 18, 2017). During fiscal year 2016, we operated two reportable segments: retail and recycling. The retail segment is comprised of sales generated through our ApplianceSmart stores. Our recycling segment includes all fees charged for collecting, recycling and installing appliances for utilities and other customers and includes byproduct revenue, which is generated primarily through the recycling of appliances. Our technology segment is comprised of a development stage company, we are engaged in the development, design and, ultimately, we expect the sale of, cellular transceiver modules, also known as Cell-ID modules. In 2017, through August 15, 2017 and 2016, we consolidated AAP in our financial statements. Sales generated by AAP are included in byproduct revenues in our recycling segment. Financial information about our segments is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 6 of “Notes to Consolidated Financial Statements.”

Sales and Marketing

We use a variety of methods to promote awareness of our products and services. We believe that we are recognized as a leader in the appliance recycling and replacement industry and, prior to our sale of ApplianceSmart, in special-buy appliance retailing.

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

GeoTraq is a development stage company in the business of acquiring new technologies for development and marketing and had no sales during 2017.

Our ApplianceSmart concept included establishing large showrooms in metropolitan locations where we offer consumers a selection of hundreds of appliances at each of our stores. Our visual branding consists of ample display of product, manufacturers’ signage and custom-designed ApplianceSmart materials. We advertise our stores through television, radio, print media, social media and direct mail. Through www.ApplianceSmart.com, consumers can also search our inventory and purchase appliances online.

Seasonality

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

GeoTraq currently has no customers and therefore does not currently experience seasonality.

Prior to our sale of ApplianceSmart, we experienced some seasonality in retail revenues, with revenues in the second and third calendar quarters being slightly higher than revenues in the first and fourth calendar quarters.

Competition

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

The industry in which GeoTraq plans on operating is extremely competitive and constantly changing. Within the location-based services industry, there are a significant number of companies that are competing for customers, recurring fees, administrative fees and many other unique opportunities for revenue. GeoTraq’s principal competitors are GPS and RFID companies.

Prior to our sale of ApplianceSmart, our retail competition comes mainly from new-appliance and other special-buy retailers. Each ApplianceSmart store competes with local and national retail appliance chains, as well as with independently owned retailers. Many of these retailers have been in business longer than us and may have significantly greater assets.

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

We have been recognized for our work in protecting the environment from the harmful effects of improper appliance disposal. In 2004, the EPA awarded us, along with our former customer Southern California Edison Company (“SCE”), the Stratospheric Ozone Protection Award for the environmentally responsible manner in which we collect and dispose of appliances. In 2007, we were again recognized by the EPA with a Best of the Best Stratospheric Ozone Protection Award as part of an appliance recycling team responsible for “the most exceptional global contributions in the first two decades of the Montreal Protocol.” We were recognized by SCE as the sole recipient of the 2010 Environmental Excellence Award for our “exemplary support and service of SCE’s Appliance Recycling Program” and commitment to providing “the highest levels of performance and service to SCE and program participants while maintaining the strong values and ethics that exemplify a value-added supplier.” ARCA has provided services for SCE since 1994.

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

In January 2013, through the authority of the California Air Resources Board, California launched a greenhouse gas (“GHG”) cap-and-trade program that will encompass 85% of the state’s emissions and affect all businesses operating in California by 2020; in 2017, the state legislature extended the program through 2030. The first compliance period enforcing the GHG emissions limits for capped business sectors began January 1, 2013. Entities may meet up to eight percent of their compliance obligations with freely sold or traded offset credits, such as those created through the voluntary destruction of ozone-depleting refrigerants. We have been an active participant in California’s developing carbon offset market and anticipate increased involvement as the program expands.

Our retail stores obtain business licenses, sales tax licenses and permits required for their locations. Our distribution and service vehicles comply with all DOT licensing requirements. In addition, in 2010, ApplianceSmart became the first independent retailer in the country to partner with the EPA in the Responsible Appliance Disposal (“RAD”) Program. Through RAD, partners commit to employing best environmental practices to reduce emissions of ozone-depleting substances and greenhouse gases through the proper disposal of refrigeration appliances at end of life. RAD partners report program results to the EPA annually to help quantify climate protection efforts.

Although we believe that further governmental regulation of the appliance recycling industry could have a positive effect on us, we cannot predict the direction of future legislation. Under some circumstances, for example, further regulation could materially increase our operational costs or reduce environmental requirements for disposing of appliances at end of life. In addition, under some circumstances we may be subject to contingent liabilities because we handle hazardous materials. We believe we are in compliance with all government regulations regarding the handling of hazardous materials, and we have environmental insurance to mitigate the impact of any potential contingent liability.

GeoTraq is required to comply with all Federal Communication Commission rules and regulations with respect to its modules.

Employees

On June 11, 2018, we had 160 full-time employees and 5 part-time employees.

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

Risks Relating to Our Recycling Business and Our Business Generally

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

We could incur charges due to impairment of long-lived assets.

At December 30, 2017, we had long-lived asset balances of $26 million, which are subject to periodic testing for impairment. A significant amount of judgment is involved in the periodic testing. Failure to achieve sufficient levels of cash flow within our Geotraq business, or sales of our branded products or cash flow generated from operations at individual store locations could result in impairment charges for goodwill and intangible assets or fixed asset impairment for long-lived assets, which could have a material adverse effect on our reported results of operations. Impairment charges, if any, resulting from the periodic testing are non-cash. A significant decline in the property fair values could result in long-lived asset impairment charges. A significant and sustained decline in our stock price could result in goodwill and intangible asset impairment charges. During times of financial market volatility, significant judgment is used to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances. See Note 2 of Notes to Consolidated Financial Statements for further information.

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

We offer appliance pickup and delivery services, which are significantly outsourced to third-party providers. Our third-party services are subject to risks that are beyond our control. If appliances are not picked up on time, or at all, or products are not delivered on time, our clients and customers may cancel their orders, or we may lose business from our clients and customers in the future. As a result, our net sales and profitability may decline.

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

In general, our sales depend on general economic factors and other conditions that may affect our business, include periods of slow economic growth or recession, political factors including uncertainty in social or fiscal policy, an overly anti-business climate or sentiment, volatility and/or lack of liquidity from time to time in U.S. and world financial markets and the consequent reduced availability and/or higher cost of borrowing for us and our customers, slower rates of growth in real disposable personal income, sustained high rates of unemployment, high consumer debt levels, increasing fuel and energy costs, inflation or deflation of commodity prices, natural disasters, and acts of terrorism and developments in the war against terrorism. Additionally, any of these circumstances concentrated in a region of the U.S. in which we operate could have a material adverse effect on our net sales and results of operations. General economic conditions and discretionary spending are beyond our control and are affected by, among other things:

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

If we fail to hire, train and retain key management, qualified managers, other employees and subcontracted agents, we could have difficulty implementing our business strategy, which may result in reduced net sales, operating margins and profitability.

If we are unable to attract and retain qualified personnel as needed in the future, our level of customer service may decline, which may decrease our net sales and profitability. Other factors that impact our ability to maintain sufficient levels of qualified employees and agents in all areas of the business include, but are not limited to, the Company’s reputation, worker morale, the current macroeconomic environment, competition from other employers, and our ability to offer adequate compensation packages. Adverse changes in health care costs could also adversely impact our ability to achieve our operational and financial goals and to offer attractive benefit programs to our employees. Our ability to control labor costs, which may impact our ability to hire and retain qualified personnel, is subject to numerous external factors, including prevailing wage rates, the impact of legislation or regulations governing healthcare benefits or labor relations and health and other insurance costs. If our labor and/or benefit costs increase, we may not be able to hire or maintain qualified personnel to the extent necessary to execute our competitive strategy, which could adversely affect our results of operations.

We are subject to certain statutory, regulatory and legal developments that could have a material adverse impact on our business.

Our statutory, regulatory and legal environment exposes us to complex compliance and litigation risks that could materially adversely affect our operations and financial results. The most significant compliance and litigation risks we face are:

•	The difficulty of complying with sometimes conflicting statutes and regulations in local, state and national jurisdictions;

•	The impact of proposed, new or changing statues and regulations, including, but not limited to, corporate governance matters, environmental impact, financial reform, Health Insurance Portability and Accounting Act, health care reform, labor reform, and/or other as yet unknown legislation that could affect how we operate and execute our strategies as well as alter our expense structure.

•	The impact of changes in tax laws (or interpretations thereof by courts and taxing authorities) and accounting standards.

•	The impact of litigation, including class action or individual lawsuits involving shareholders, and labor and employment litigation related matters.

•	Changes in trade regulations, currency fluctuations, economic or political instability, natural disasters, public health emergencies and other factors beyond our control may increase the cost of items we purchase or create shortages of these items, which in turn could have a material adverse effect on our cost of revenues, or may force us to increase prices, thereby adversely impacting net sales and profitability.

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

We lease most of our corporate headquarters and recycling centers. Our continued growth and success depends in part on our ability to locate desirable property for new recycling centers and renew leases for existing locations. Because there is no assurance that we will be able to locate acceptable real estate for new recycling centers; or re-negotiate leases for existing locations at similar or favorable terms at the end of the lease term, we could be forced to move or exit a market if another favorable arrangement cannot be made. Furthermore, a significant rise in real estate prices or real property taxes could result in an increase in lease expense as we open new locations and renew leases for existing locations, thereby negatively impacting the Company's results of operations. The inability of the Company to renew, extend or replace expiring leases could have an adverse effect on the Company's results of operations.

We depend on cash flow from operations to pay our lease expenses. If our business does not generate sufficient cash flow from operating activities to fund these expenses, we may not be able to service our lease expenses, which could materially harm our business.

If an existing recycling center is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. Moreover, even if a lease has an early cancellation clause, we may not satisfy the contractual requirements for early cancellation under that lease. Our inability to enter into new leases or renew existing leases on terms acceptable to us or be released from our obligations under leases for stores or recycling centers that we close could materially adversely impact our business, financial condition, operating results or cash flows.

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

Our business is dependent largely upon our ability to obtain new contracts and continue existing contracts for appliance recycling services and appliance replacement programs with utility companies and other sponsors of energy efficiency programs. Contracts with these entities generally have initial terms of one to three years, with renewal options and early termination clauses. However, some contracts are for programs that are non-recurring. Although we continue to respond to utility companies and other sponsors of energy efficiency programs requesting bids for upcoming recycling services, we are still dependent on certain customers for a large portion of our revenues. The loss or material reduction of business from any of these major customers could adversely affect our revenues and profitability. While we wish to add new recycling and appliance replacement contracts in 2018 and beyond, we cannot assure you that our existing contracts will continue, that they will be sufficiently profitable, that existing customers will continue to use our services at current levels or we will be successful in obtaining new recycling and replacement contracts going forward.

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

Our total capital requirements will depend on, among the other things discussed in this annual report, the number of recycling centers and the number and size of retail stores operating during 2018 and thereafter. Currently, we have thirteen recycling centers in operation. If our revenues are lower than anticipated, our expenses are higher than anticipated or our line of credit cannot be maintained, we will require additional capital to finance our operations. Even if we are able to maintain our line of credit, we may need additional equity or other capital in the future.  Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (including the issuance of preferred stock) or other securities. We cannot assure you that any additional sources of financing or new capital will be available to us, available on acceptable terms or permitted by the terms of our current debt agreements. In addition, if we sell additional equity to raise funds, all outstanding shares of common stock will be diluted.

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

In addition, changes and proposed changes by the Trump Administration and the head of the EPA indicate that the regulation of the emission of certain gases, commonly referred to as “greenhouse gases,” and other ozone-depleting substances may be less of a priority. In addition, the Trump Administration and head of the EPA have announced that they intend to rescind or have already rescinded various environmental regulations established and enforced by previous administrations. As a result, further regulatory, legislative and judicial developments are difficult to predict. Even if federal environmental efforts slow, states may continue pursuing new regulations. These changes by the Trump Administration and the EPA, together with other purposed changes, could adversely affect our results of operations.

Risks Relating to Our Technology Business

GeoTraq has incurred significant operating losses since inception and expects the losses will continue into the future. If the losses continue GeoTraq may have to suspend operations or cease operations.

GeoTraq has no operating history upon which an evaluation of its future success or failure can be made. GeoTraq has incurred significant operating losses since inception and has limited financial resources to support it until such time that it is able to generate positive cash flow from operations. GeoTraq’s ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to (i) develop its technology and (ii) generate revenues from its planned business operations. Based upon current plans, GeoTraq expects to continue to incur operating losses in future periods. Failure to generate revenues may cause GeoTraq to suspend or cease operations

GeoTraq is in the early stages of development.

GeoTraq is developing a new technology and may encounter difficulties including unanticipated problems relating to the development and testing of its product, initial and continuing regulatory compliance, vendor manufacturing costs, production and assembly of its product, and the competitive and regulatory environments in which the company intends to operate. It is uncertain, at this stage of its development, if GeoTraq is unable to effectively resolve any such problems, should they occur. If GeoTraq cannot resolve an unanticipated problem, it may be forced to modify or abandon its business plan.

GeoTraq does not have sufficient funds to complete each phase of its proposed plan of operation and as a result may have to suspend operations.

Each of the phases of GeoTraq’s plan of operation is limited and restricted by the amount of working capital that GeoTraq has and is able to raise from financings and generate from business operations. GeoTraq currently does not have sufficient funds to complete each phase of its proposed plan of operation and management expects that GeoTraq will not satisfy its cash requirements for the next 12 months. As a result, GeoTraq may have to suspend or cease its operations on one or more phases of its proposed plan of operation.

Until such time as GeoTraq is able to generate any consistent and significant revenue, it will be required to raise the required funds by way of equity or debt financing. GeoTraq intends to finance its plan of operation with private loans and equity financing initially and then with revenues generated from its business operations. If GeoTraq cannot raise the funds necessary to proceed it may have to suspend operations until it has sufficient capital.

GeoTraq plans to outsource the research and development of its technology, and as a result it will be dependent upon those third-party developers to develop our products in a timely and cost-efficient manner while maintaining a minimum level of quality.

GeoTraq does not have internal manufacturing capabilities and relies on contract manufacturers to manufacture its products. GeoTraq cannot be certain that it will not experience operational difficulties with its future manufacturers, including reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines, increases in manufacturing costs and increased lead times. Additionally, GeoTraq’s future manufacturers may experience disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, component or material shortages, cost increases or other similar problems. Further, in order to minimize their inventory risk, GeoTraq’s future manufacturers might not order components from third-party suppliers with adequate lead time, thereby impacting its ability to meet demand forecasts. Therefore, if GeoTraq fails to manage its relationship with its manufacturers effectively, or if they experience operational difficulties, GeoTraq’s ability to ship products could be impaired and its competitive position and reputation could be harmed.

In the event that GeoTraq receives shipments of products that fail to comply with its technical specifications or that fail to conform to its quality control standards, and it is not able to obtain replacement products in a timely manner, GeoTraq risks revenue losses from the inability to sell those products, increased administrative and shipping costs, and lower profitability. Additionally, if defects are not discovered until after customers purchase its products, GeoTraq customers could lose confidence in the technical attributes of its products and its business could be harmed.

GeoTraq will not control its future contract manufacturers or suppliers, including their labor, environmental or other practices, or require them to comply with a formal code of conduct. However, GeoTraq intends to conduct periodic audits of its contract manufacturers’ and suppliers’ compliance with applicable laws and good industry practices, these audits may not be frequent or thorough enough to detect non-compliance. A violation of labor, environmental or other laws by its contract manufacturers or suppliers, or a failure of these parties to follow ethical business practices, could lead to negative publicity and harm GeoTraq’s reputation. In addition, GeoTraq may choose to seek alternative manufacturers or suppliers if these violations or failures were to occur. Identifying and qualifying new manufacturers or suppliers can be time consuming and GeoTraq may not be able to substitute suitable alternatives in a timely manner or at an acceptable cost. Other consumer products companies have faced significant criticism for the actions of their manufacturers and suppliers, and GeoTraq could face such criticism as well. Any of these events could adversely affect its brand, harm its reputation, reduce demand for its products and harm its ability to meet demand if it needs to identify alternative manufacturers or suppliers.

GeoTraq’s success depends on sales and adoption of its technology for asset tracking and theft recovery.

GeoTraq’s revenue will be derived from module sales and recurring fees that GeoTraq receives from resellers that support end users who purchase and activate a Cell-ID product using the company’s technology. Depending on the products created by companies that use our Cell-ID module, GeoTraq will receive recurring revenue based on the number of activations and ongoing monthly service. GeoTraq’s short term success depends heavily on achieving significantly increased customer adoption of its Technology either through stand alone or integrated products. GeoTraq’s success also depends on achieving widespread deployment of the Technology by attracting and retaining additional manufacturing partners. The use of the Technology will depend on the pricing, quality and features of the Cell-ID module to be integrated into location-based products which may vary by market, as well as the level of subscriber turnover experienced by cellular subscriptions. If subscriber turnover increases more than management anticipates, GeoTraq’s financial results could be adversely affected.

Cellular service providers on which GeoTraq’s technology is dependent may change the terms by which the technology is used on their networks, which could result in lower revenue and adverse effects on our business.

If the cellular service providers on which GeoTraq’s technology is to be used changes the terms of use or eliminates the ability to use products that incorporate GeoTraq’s technology, GeoTraq could lose customers as they would no longer be able to use GeoTraq’s technology in their products. In addition, GeoTraq could be required to change its fee structure to retain customers, which could negatively affect GeoTraq’s gross margins. The cellular service providers may also decide to raise prices, impose usage caps or fees, or discontinue certain application bundles, which could adversely affect end users who use GeoTraq’s technology. If imposed, these pricing changes or usage restrictions could make GeoTraq’s technology less attractive and could result in current end users abandoning GeoTraq’s technology. If end user turnover increased, the number of GeoTraq’s end users and GeoTraq’s revenue would decrease and its business would be harmed.

GeoTraq’s ability to increase or maintain its customer base and revenue will be impaired if cellular service providers do not allow GeoTraq Technology access to their networks.

GeoTraq’s technology requires cellular service to operate. The products produced by manufactures will require end users to maintain service with cellular service providers. If cellular service providers do not permit end users to purchase the cellular connectivity the product requires, GeoTraq may have difficulty attracting manufacturing customers because of the lack of, or difficulty in purchasing and provisioning a service plan. If the end user is unable to provide seamless provisioning or the carrier cancels their subscriptions, GeoTraq’s business may be harmed.

GeoTraq may not be able to enhance its technology to keep pace with technological and market developments or develop new technology in a timely manner or at competitive prices.

The market for location-based products and services is characterized by rapid technological change, evolving industry standards, frequent new product introductions and short product life cycles. To keep pace with technological developments, satisfy increasing customer requirements and achieve product acceptance, GeoTraq’s future success depends upon its ability to enhance its current technology and to continue to develop and introduce new technology and enhanced performance features and functionality on a timely basis at competitive prices. GeoTraq’s inability, for technological or other reasons, to enhance, develop, introduce or deliver compelling technology in a timely manner, or at all, in response to changing market conditions, technologies or consumer expectations could have a material adverse effect on GeoTraq’s operating results or could result in its Technology becoming obsolete. GeoTraq’s ability to compete successfully will depend in large measure on its ability to maintain a technically skilled development and engineering team and to adapt to technological changes and advances in the industry, including providing for the continued compatibility of its technology with evolving industry standards and protocols and competitive network operating environments. Development and delivery schedules for newly developed technology are difficult to predict. GeoTraq in the past, and may in the future, fail to deliver new versions of its technology in a timely fashion. If new releases of GeoTraq’s Technology are delayed or not integrated into products upon their initial commercial release, the manufactures may curtail their efforts to market and promote GeoTraq’s technology and may switch to competing products or services, any of which would result in a delay or loss of revenue and could harm GeoTraq’s business. In addition, GeoTraq cannot provide any assurance that the technology it develops will be brought to market as quickly as anticipated or that the technology will achieve broad acceptance among wireless carriers or consumers.

If GeoTraq is unable to develop or modify its technology for new customer products, GeoTraq’s revenue growth may be adversely affected and its net income could decline.

If GeoTraq does not develop or modify its technology for new products envisioned or introduced by our customers to increase the number of customer end users who use GeoTraq’s technology, GeoTraq may not be able to increase its revenue in the longer term. GeoTraq’s sales and marketing efforts may not be successful in establishing relationships with new customers. If GeoTraq fails to develop or modify its technology to attract new customers and new subscribers or its new Technology is not successful, GeoTraq may be unable to increase its revenue and its operating results may be adversely affected.

GeoTraq’s business may suffer if it is alleged or determined that its technology or another aspect of its business infringes the intellectual property rights of others.

The markets in which GeoTraq competes are characterized by the existence of a large number of patents and trade secrets and also by litigation based on allegations of infringement or other violations of intellectual property rights. Moreover, in recent years, individuals and groups have purchased patents and other intellectual property assets for the purpose of making claims of infringement to extract settlements from companies like GeoTraq. Also, third parties may make infringement claims against GeoTraq that relate to technology developed and owned by one of its suppliers for which its suppliers may or may not indemnify GeoTraq. Even if GeoTraq is indemnified against such costs, the indemnifying party may be unable to uphold its contractual obligations and determining the scope of these obligations could require additional litigation. Claims of intellectual property infringement against GeoTraq or its suppliers might require GeoTraq to redesign its products, rebrand its services, enter into costly settlement or license agreements, pay costly damage awards or face a temporary or permanent injunction prohibiting GeoTraq from marketing or selling its products or services. If GeoTraq cannot or does not license the infringed intellectual property on reasonable terms or at all, or substitute similar intellectual property from another source, its revenue and operating results could be adversely impacted. Additionally, GeoTraq’s customers, distributors and retailers may not purchase its offerings if they are concerned that they may infringe third-party intellectual property rights. Responding to such claims, regardless of their merit, can be time consuming, costly to defend in litigation, divert management’s attention and resources, damage GeoTraq’s reputation and brand and cause it to incur significant expenses. The occurrence of any of these events may have an adverse effect on GeoTraq’s business, financial condition and operating results.

GeoTraq faces significant competition and failure to successfully compete in the industry with established companies may result in GeoTraq’s inability to continue with its business operations.

There are other companies that provide similar products and services. Management expects competition in this market to increase significantly as new companies enter the market and current competitors expand their products and services. GeoTraq’s competitors may develop or offer technology or products that are better than GeoTraq’s or that achieve greater market acceptance. It is also possible that new competitors may emerge and acquire significant market share. Competitive pressures created by any one of these companies, or by GeoTraq’s competitors collectively, could have a negative impact on GeoTraq’s business, results of operations and financial condition and as a result, GeoTraq may not be able to continue with its business operations. In addition, if GeoTraq is unable to develop and introduce new or enhanced products and services quickly enough to respond to market or user requirements or to comply with emerging industry standards, or if these products do not achieve market acceptance, GeoTraq may not be able to compete effectively.

Many of GeoTraq’s competitors have greater name recognition, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than GeoTraq. Some of GeoTraq’s competitors’ and its potential competitors’ advantages over GeoTraq, either globally or in particular geographic markets, include the following: (a) offering their services at no or low cost to customers; (b) significantly greater revenue and financial resources; (c) stronger brand and consumer recognition regionally or worldwide; (d) the capacity to leverage their marketing expenditures across a broader portfolio of location based technologies and products; (e) access to core technology and intellectual property, including more extensive patent portfolios; (f) access to custom or proprietary content; (g) quicker pace of innovation; (h) stronger wireless carrier relationships; (i) greater resources to make and integrate acquisitions; (j) lower labor and development costs; and (k) broader global distribution and presence.

Changes in government regulation of the wireless communications industry may adversely affect GeoTraq’s business.

Currently, other than business and operations licenses applicable to most commercial ventures, GeoTraq is not required to obtain any governmental approval for its business operations. However, there can be no assurance that current or new laws or regulations will not, in the future, impose additional fees and taxes on GeoTraq and its business operations.

It is possible that a number of laws and regulations may be adopted in the United States and elsewhere that could restrict the wireless communications industry, including laws and regulations regarding lawful interception of personal data, privacy, taxation, content suitability, copyright and antitrust. Management anticipates that regulation of the industry will increase and that GeoTraq will be required to devote legal and other resources to address this regulation. Changes in current laws or regulations or the imposition of new laws and regulations in the United States or elsewhere regarding the wireless communications industries may lessen the growth of wireless communications services and may adversely impact the financial results of GeoTraq’s business operations.

GeoTraq may be subject to legal proceedings involving its technology that could result in substantial costs and which could materially harm GeoTraq’s business operations.

From time to time, GeoTraq may be subject to legal proceedings and claims in the ordinary course of its business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties by GeoTraq. These types of claims could result in increased costs of doing business through legal expenses, adverse judgments or settlements or require GeoTraq to change its business practices in expensive ways. Additional litigation may be necessary in the future to enforce GeoTraq’s technology rights, to protect its trade secrets or to determine the validity and scope of the proprietary rights of others. Any litigation, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could materially harm GeoTraq’s business.

GeoTraq may not be able to attract and retain qualified personnel necessary for the development of its technology and implementation of its proposed plan of operations.

GeoTraq’s future success depends largely upon the continued service of its board members, executive officers and other key personnel. GeoTraq’s success also depends on its ability to continue to attract, retain and motivate qualified personnel. Key personnel represent a significant asset, and the competition for these personnel is intense in the communications industry.

GeoTraq may have particular difficulty attracting and retaining key personnel in initial phases of its proposed plan of operations. GeoTraq does not maintain key person life insurance on any of its personnel. The loss of one or more of its key employees or its inability to attract, retain and motivate qualified personnel could negatively impact GeoTraq’s ability to complete any proposed phase of its plan of operations.

GeoTraq’s management lacks any formal training or experience in offshore manufacturing and supply chain management, and as a result management may make mistakes, which could have a negative impact on GeoTraq’s business operations.

GeoTraq’s management is inexperienced in researching and developing technology. Management has no direct training or experience in these areas and, as a result, may not be fully aware of all of the specific requirements related to working within this industry. Management’s decisions and choices may not take into account standard managerial approaches technology companies commonly use. Consequently, GeoTraq’s operations, earnings, and ultimate financial success could suffer irreparable harm due to management’s lack of experience in this industry. As a result, GeoTraq may have to suspend or cease operations and GeoTraq’s business operations may be negatively impacted.

GeoTraq’s business and products are subject to a variety of additional U.S. and foreign laws and regulations that are central to our business and its failure to comply with these laws and regulations could harm our business or our operating results.

GeoTraq is or may become subject to a variety of laws and regulations in the United States and abroad that involve matters central to its business, including laws and regulations regarding consumer protection, advertising, privacy, intellectual property, manufacturing, anti-bribery and anti-corruption, and economic or other trade prohibitions or sanctions.

GeoTraq’s modules are subject to regulation by various U.S. state and federal and foreign agencies, including the Federal Communications Commission. If GeoTraq fails to comply with any of these regulations, it could become subject to enforcement actions or the imposition of significant monetary fines, other penalties, or claims, which could harm its operating results or its ability to conduct its business.

Risks Relating to Our Common Stock

Our principal shareholders own a large percentage of our voting stock, which will allow them to control substantially all matters requiring shareholder approval.

Currently, Edward R. (Jack) Cameron, the former President of our recycling segment, beneficially owns approximately 9.3% of our common stock. In addition, Isaac Capital Group, LLC, Abacab Capital Management LLC and Energy Efficiency Investments LLC own approximately 8.6%, 6.4% and 9.7%, respectively, of our outstanding common shares. Three of our current directors are also on the board of directors of Live Ventures Incorporated, a publicly held corporation controlled by Isaac Capital Group, LLC and led by Jon Isaac as its President and Chief Executive Officer. Because of such ownership, our principal shareholders may be able to significantly, and possibly adversely, affect our corporate decisions, including the election of the board of directors.

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

The Nevada Revised Statute contains provisions that could discourage, delay or prevent a change in control of our company, prevent attempts to replace or remove current management and reduce the market price of our stock.

Provisions in our articles of incorporation and bylaws may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable. For example, our articles of incorporation authorizes our board of directors to issue up to two million shares of “blank check” preferred stock. As a result, without further stockholder approval, the board of directors has the authority to attach special rights, including voting and dividend rights, to this preferred stock. With these rights, preferred stockholders could make it more difficult for a third party to acquire us.

We are also subject to the anti-takeover provisions of the NRS. Depending on the number of residents in the state of Nevada who own our shares, we could be subject to the provisions of Sections 78.378 et seq. of the Nevada Revised Statutes which, unless otherwise provided in the Company’s articles of incorporation or by-laws, restricts the ability of an acquiring person to obtain a controlling interest of 20% or more of our voting shares. Our articles of incorporation and by-laws do not contain any provision which would currently keep the change of control restrictions of Section 78.378 from applying to us.

We are subject to the provisions of Sections 78.411 et seq. of the Nevada Revised Statutes. In general, this statute prohibits a publicly held Nevada corporation from engaging in a “combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the combination or the transaction by which the person became an interested stockholder is approved by the corporation’s board of directors before the person becomes an interested stockholder. After the expiration of the three-year period, the corporation may engage in a combination with an interested stockholder under certain circumstances, including if the combination is approved by the board of directors and/or stockholders in a prescribed manner, or if specified requirements are met regarding consideration. The term “combination” includes mergers, asset sales and other transactions resulting in a financial benefit to the interested stockholder. Subject to certain exceptions, an “interested stockholder” is a person who, together with affiliates and associates, owns, or within three years did own, 10% or more of the corporation’s voting stock. A Nevada corporation may “opt out” from the application of Section 78.411 et seq. through a provision in its articles of incorporation or by-laws. We have not “opted out” from the application of this section.

ITEM 2.	PROPERTIES

Our executive offices are located in Minneapolis, Minnesota, in a leased facility consisting of 15,071 square feet of office space.

Recycling Centers

We lease a total of fifteen recycling center facilities. We generally attempt to negotiate 24 to 36 month lease terms, to coincide with the term of our utility customer contracts in a particular center geography. We operate fifteen processing and recycling centers. All of our processing and recycling centers are leased facilities. Our recycling centers typically range in size from 3,000 to 32,000 square feet. We believe that we may require additional facilities to respond to future needs of ARCA.

Sqft	Location
3,840	Dartmouth, Nova Scotia
7,378	Stoney Creek, Ontario
18,505	Santa Fe Springs, California
5,900	Albuquerque, New Mexico
3,000	St. Paul, Minnesota
6,000	Indianapolis IN
15,000	Franklin, Massachusetts
17,680	Syracuse, New York
7,500	Commerce City, Colorado
5,300	Kent, Washington
12,161	Cudahy, Wisconsin
7,700	Pittsburgh, Pennsylvania
8,120	Mechanicsburg, Pennsylvania
21,600	Philadelphia, Pennsylvania
32,000	Louisville, Kentucky

Geotraq

We lease 2,987 square foot of office space in Las Vegas, Nevada for Geotraq.

Customer Connexx

We rent approximately 9,000 square feet of office space in Las Vegas, Nevada from Live, a related party.

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

On November 6, 2015, a complaint was filed in the Minnesota District Court for Hennepin County, Minnesota, by David Gray and Michael Boller, purporting to bring suit derivatively on behalf of the Company against twelve current and former officers and directors of the Company. The complaint alleged that the defendants breached their fiduciary duties to the Company, and that the defendants have been unjustly enriched as a result thereof. The complaint sought damages, disgorgement, an award of attorneys’ fees and other expenses, and an order compelling changes to the Company’s corporate governance and internal procedures. The Company and the other defendants vigorously denied plaintiffs’ allegations and have not admitted any liability or wrongdoing as part of the settlement. The court made no findings or determinations with respect to the merit of plaintiffs’ claims, and no payment is being made by the Company or the other defendants. The parties have reached a settlement that fully resolves plaintiffs’ claims and provides for the release of all claims asserted in the litigation. On August 2, 2017, the court entered an order granting preliminary approval of the settlement. On September 29, 2017, the court issued an order granting final approval of the settlement. As a condition of the settlement, the Company has agreed to provide certain training to employees in the Company’s accounting department within one year of the settlement. The court also granted an application by plaintiffs’ counsel for attorneys’ fees, to be paid by the Company’s insurance carrier. Other than this award of attorneys’ fees, no payment or other consideration was paid by the Company nor its officers or directors in connection with the settlement.

On December 29, 2016, ARCA served a Minnesota state court complaint for breach of contract on Skybridge Americas, Inc. (“SA”), ARCA’s primary call center vendor throughout 2015 and most of 2016. ARCA seeks damages in the millions of dollars as a result of alleged overcharging by SA and lost client contracts. On January 25, 2017, SA served a counterclaim for unpaid invoices in the amount of approximately $460,000 plus interest and attorneys’ fees. On March 29, 2017, the Hennepin County district court dismissed ARCA’s breach of contract claim based on SA’s overuse of its Canadian call center but permitted ARCA’s remaining claims to proceed. On October 24, 2017, ARCA filed a motion for partial summary judgment; SA cross-motioned on November 6, 2017. On January 8, 2018, judgment was entered in SA’s favor, which was amended as of February 28, 2018 for a total amount of $613,566.32 including interest and attorneys’ fees. On March 2, 2018, ARCA appealed the judgment to the Minnesota Court of Appeals. The appeal is in progress.

On November 15, 2016, ARCA served an arbitration demand on Haier US Appliance Solutions, Inc., dba GE Appliances (“GEA”), alleging breach of contract and interference with prospective business advantage. ARCA seeks over $2 million in damages. On April 18, 2017, GEA served a counterclaim for approximately $337,000 in alleged obligations under the parties’ recycling agreement. Simultaneously with serving its counterclaim in the arbitration, which is venued in Chicago, GEA filed a complaint in the United States District Court for the Western District of Kentucky seeking damages of approximately $530,000 plus interest and attorneys’ fees allegedly owed under a previous agreement between the parties. On December 12, 2017, the court stayed GEA’s complaint in favor of the arbitration. Under the terms of ARCA’s transaction with Recleim LLC, Recleim LLC is obligated to pay GEA on ARCA’s behalf the amounts claimed by GEA in the arbitration and in the lawsuit pending in Kentucky. Those amounts have been paid into escrow pending the outcome of the arbitration. The parties have selected an arbitrator and the arbitration was deemed to have commenced as of May 29, 2018.

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

	High	Low
2017
First Quarter	$1.40	$0.98
Second Quarter	1.10	0.56
Third Quarter	1.75	0.52
Fourth Quarter	1.38	0.84

2016
First Quarter	$1.18	$0.68
Second Quarter	1.80	0.97
Third Quarter	1.53	0.95
Fourth Quarter	1.19	0.84

On June 8, 2018, the reported sale price of our common stock on the NASDAQ Capital Market was $0.81 per share. As of June 8, 2018, there were 112 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers.

We have not paid dividends on our common stock and do not presently plan to pay dividends on our common stock for the foreseeable future. Our credit agreement prohibits payment of dividends.

Information concerning securities authorized for issuance under equity compensation plans is included in Part III, Item 12 of this report.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the year ended December 30, 2017, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Part I, Item 8 of this Annual Report on Form 10-K (this “Form 10-K”) for the fiscal year ended December 30, 2017.

Note about Forward-Looking Statements

This Form 10-K includes statements that constitute “forward-looking statements.” These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “intends,” “plans,” “expects,” or “anticipates,” and do not reflect historical facts. Specific forward-looking statements contained in this portion of the Form 10-K include, but are not limited to: (i) statements that are based on current projections and expectations about the markets in which we operate, (ii) statements about current projections and expectations of general economic conditions, (iii) statements about specific industry projections and expectations of economic activity, (iv) statements relating to our future operations and prospects, (v) statements about future results and future performance, (vi) statements that the cash on hand and additional cash generated from operations together with potential sources of cash through issuance of debt or equity will provide the Company with sufficient liquidity for the next 12 months, and (vii) statements that the outcome of pending legal proceedings will not have a material adverse effect on business, financial position and results of operations, cash flow or liquidity.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results, future performance and capital requirements and cause them to materially differ from those contained in the forward-looking statements include those identified in this Form 10-K under Item 1A “Risk Factors”, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may generally affect our business, results of operations and financial position. Forward-looking statements speak only as of the date the statements were made. We do not undertake and specifically decline any obligation to update any forward-looking statements. Any information contained on our website www.arcainc.com or any other websites referenced in this Form 10-K are not part of this Form 10-K.

Our Company

Appliance Recycling Centers of America, Inc. and subsidiaries (collectively, “we,” the “Company,” or “ARCA”) are in the business of recycling major household appliances in North America by providing turnkey appliance recycling and replacement services for utilities and other sponsors of energy efficiency programs through our subsidiaries ARCA Recycling, Inc. and ARCA Canada Inc.  In addition, through our GeoTraq Inc. (“GeoTraq”) subsidiary, a development stage company, we are engaged in the development, design and, ultimately, we expect the sale of, cellular transceiver modules, also known as Cell-ID modules. Prior to December 30, 2017, we sold new major household appliances in the United States though a chain of seventeen Company-owned retail stores operating under the name ApplianceSmart®.

We operate two reportable segments:

•	Recycling: Our recycling segment is a turnkey appliance recycling program. We receive fees charged for recycling, replacement and additional services for utility energy efficiency programs and have established 15 Regional Processing Centers (“RPCs”) for this segment throughout the United States and Canada.

•

Technology: Our technology segment is in the development stage with the recent acquisition of GeoTraq. GeoTraq is in the process of developing technology to enable low cost, location-based products and services through the use of Cell-ID technology.

Reporting Period. We report on a 52-or 53-week fiscal year. Our 2017 fiscal year (“2017”) ended on December 30, 2017 and included 52 weeks. Our 2016 fiscal year (“2016”) ended on December 31, 2016 and included 52 weeks.

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

Results of Operations

The following table sets forth certain statement of income items from continuing operations and as a percentage of revenue, for the periods indicated:

	52 Weeks Ended		52 Weeks Ended
	December 30, 2017		December 31, 2016
Statement of Income Data (in Thousands):
Revenue	$41,544	100.0%	$40,459	100.0%
Cost of revenue	28,399	68.4%	28,100	69.5%
Gross profit	13,145	31.6%	12,359	30.5%
Selling, general and administrative expense	13,376	32.2%	11,240	27.8%
Operating income (loss)	(231)	-0.6%	1,119	2.8%
Interest expense, net	(894)	-2.2%	(1,168)	-2.9%
Other income	5,192	12.5%	9	0.0%
Net income (loss) before income taxes	4,067	9.8%	(40)	-0.1%
Provision (benefit) for income taxes	(1,330)	-3.2%	426	-1.1%
Net income (loss) before noncontrolling interest	5,397	13.0%	(466)	-1.2%
Net loss attributed to noncontrolling interest	496	1.2%	314	0.8%
Net loss from discontinued operations and loss on sale, net of tax	(5,775)	-13.9%	(1,299)	-3.2%
Net income (loss) attributed to shareholders' of parent	$118	0.3%	$(1,451)	-3.6%

The following tables set forth revenues for key product and service categories, percentages of total revenue and gross profits earned by key product and service categories and gross profit percent as compared to revenues for each key product category indicated:

	52 Weeks Ended		52 Weeks Ended
	December 30, 2017		December 31, 2016
	Cost of		Cost of
	Revenue		Revenue
Cost of Revenue
Recycling, Byproducts, Carbon Offset	$18,156	70.0%	$16,465	70.9%
Replacement Appliances	10,243	65.6%	11,635	67.5%
Total Cost of Revenue	$28,399	68.4%	$28,100	69.5%

	52 Weeks Ended		52 Weeks Ended
	December 30, 2017		December 31, 2016
	Gross	Gross	Gross	Gross
	Profit	Profit %	Profit	Profit %
Gross Profit
Recycling, Byproducts, Carbon Offset	$7,782	30.0%	$6,763	29.1%
Replacement Appliances	5,363	34.4%	5,596	32.5%
Total Gross Profit	$13,145	46.3%	$12,359	44.0%

Revenue

Revenue increased $1,085 or 2.7% for the 52 weeks ended December 30, 2017 as compared to the 52 weeks ended December 31, 2016.

Revenue increased in the following category as compared to the prior year period:

Recycling, Byproducts and Carbon offset increased $2,710 or 11.7%

The revenue increase was partially offset by the following decrease in revenue as compared to the prior year period:

Replacement Appliances decreased $1,625 or 9.4%, due to budget limitations with the Company’s two largest customers.

Cost of Revenue

Cost of revenue increased $299, or 1.1% for the 52 weeks ended December 30, 2017 as compared to the 52 weeks ended December 31, 2016, primarily as a result of the change in revenue discussed above as well as the changes in gross profit discussed below.

Gross Profit

Gross profit increased $786 or 6.4%, for the 52 weeks ended December 30, 2017 as compared to the 52 weeks ended December 31, 2016.

Gross profit increased in the following category as compared to the prior year period:

Recycling, Byproducts and Carbon Offset $1,019 or 15.1%.

Gross profit increase was partially offset by the following decrease in gross profit as compared to the prior year period.

Replacement Appliances decreased $233 or 4.2%.

Gross profit margin as a percentage of sales were improved for Recycling, Byproducts and Carbon Offset 30.0% vs. 29.1% and Replacement Appliances 34.4% vs. 32.5%.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $2,136 or 19.0%, for the 52 weeks ended December 30, 2017 as compared to the 52 weeks ended December 31, 2016. The increase in selling, general and administrative expense was primarily attributable to Geotraq of $1,531. Geotraq expense represents ongoing expenses of $1,398 of amortization expense, $108 of personnel expense and $25 of facilities and general office expense.

Operating Income

As a result of the factors described above, operating loss of $231 for the 52 weeks ended December 30, 2017, represented a decrease of $1,350 over the comparable prior 52 week period of $1,119.

Interest Expense, net

Interest expense net decreased $274 or 23.5%, for the 52 weeks ended December 30, 2017 as compared to the 52 weeks ended December 31, 2016 primarily due to increased rates of interest paid on the PNC and MidCap Financial lines of credit and decreased utilization of the lines of credit.

Other Income and Expense

Other income and expense increased $5,183 for the 52 weeks ended December 30, 2017 as compared to the 52 weeks ended December 31, 2016. The increase in other income and expense was primarily the result of the gain on sale of property $5,163, gain on sale of AAP interest of $81, and change in other income and expense of $61.

Benefit for Income Taxes

Benefit for income taxes increased $1,756 or 412.2%, for the 52 weeks ended December 30, 2017 as compared to the 52 weeks ended December 31, 2016. The increase in provision for income taxes is primarily attributable to the increase in pre-provision taxable income and the change in statutory tax rates.

Net Income

Net income before noncontrolling interest increased $5,863, for the 52 weeks ended December 30, 2017 as compared to the 52 weeks ended December 31, 2016.

Loss attributed to noncontrolling interest increased $182, for the 52 weeks ended December 30, 2017 as compared to the 52 weeks ended December 31, 2016. Please note that AAP operating results were consolidated for the period of January 1, 2016 through the date of sale and deconsolidation of August 15, 2017.

Loss from discontinued operations and sale of ApplianceSmart, net of tax, increased $4,476 for the 52 weeks ended December 30, 2017, the date of sale of ApplianceSmart, as compared to the 52 weeks ended December 31, 2016.

The factors described above led to net income of $118 for the 52 weeks ended December 30, 2017, from a net loss of $1,451 for the 52 weeks ended December 31, 2016.

Segment Performance

We report our business in the following segments: Recycling and Technology. We identified these segments based on a combination of business type, customers serviced and how we divide management responsibility. Our revenues and profits are driven through our recycling centers, e-commerce, individual sales reps and our internet services.

Operating income by operating segment, is defined as income (loss) before net interest expense, other income and expense, provision for income taxes and income (loss) attributable to non-controlling interest.

	52 Weeks Ended December 30, 2017			52 Weeks Ended December 31, 2016
	Segments in $			Segments in $
	Recycling	Technology	Total	Recycling	Technology	Total
Revenue	$41,544	$–	$41,544	$40,459	$–	$40,459
Cost of revenue	28,399	–	28,399	28,100	–	28,100
Gross profit	13,145	–	13,145	12,359	–	12,359
Selling, general and administrative expense	11,845	1,531	13,376	11,240	–	11,240
Operating income	$1,300	$(1,531)	$(231)	$1,119	$–	$1,119

	52 Weeks Ended December 30, 2017			52 Weeks Ended December 31, 2016
	Segments in %			Segments in %
	Recycling	Technology	Total	Recycling	Technology	Total
Revenue	100.0%	0.0%	100.0%	100.0%	0.0%	100.0%
Cost of revenue	68.4%	0.0%	68.4%	69.5%	0.0%	69.5%
Gross profit	31.6%	0.0%	31.6%	30.5%	0.0%	30.5%
Selling, general and administrative expense	28.5%	100.0%	32.2%	27.8%	0.0%	27.8%
Operating income	3.1%	-100.0%	-0.6%	2.8%	0.0%	2.8%

Recycling Segment

Segment results for ARCA Recycling, Customer Connexx, ARCA Canada and AAP (through August 15, 2017). Revenue for the 52 weeks ended December 30, 2017 decreased by $1,085, or 2.7%, as compared to the prior year period, as a result of an increase in Recycling, Byproducts, Carbon Offset Revenue of $2,710 or 11.7%; partially offset by a decrease in Replacement Appliances of $1,625 or 9.4%.

Cost of revenue for the 52 weeks ended December 30, 2017 increased $299 or 1.1%, as compared to the prior year period; as a result of an increase in Recycling, Byproducts, Carbon Offset $1,691 or 10.3%; partially offset by a decrease in Replacement Appliances $1,392 or 12.0%.

Operating income for the 52 weeks ended December 30, 2017 increased $181, as compared to the prior year period; as a result of increased gross profit of $786; offset by increased selling, general and administrative expense of $605.

Technology Segment

Segment results for Technology include GeoTraq. Results for the 52 weeks ended December 30, 2017 include selling, general and administrative expense of $1,531. No prior year period results as this acquisition was completed August 18, 2017.

Liquidity and Capital Resources

Overview

Based on our current operating plans, we believe that available cash balances, cash generated from our operating activities, sale of assets and or other refinancing of existing indebtedness will provide sufficient liquidity to fund our operations, our continued investments in recycling centers for at least the next 12 months. The Company refinanced and replaced the PNC Bank Revolver loan facility with the MidCap Revolver in May 2017. On March 22, 2018, the Company paid off the MidCap Revolver.

On September 20, 2017 the Company received a written default notice from MidCap Funding Trust X, the Agent representing the Lenders for the MidCap Revolver. The Company strongly disagreed with the Lenders that any Event of Default has occurred and is reserving all of its options with respect to the Loan Agreement. The Company and the Agent were in active discussions for forbearance and resolution of the default. The Company and the Agent could not agree on terms of forbearance and resolution of the default. The Company paid off the MidCap Revolver on March 22, 2018. The Company is classifying the MidCap Revolver as a current liability until paid.

As of December 30, 2017, we had total cash on hand of $3,313 and an additional $1,031 of available borrowing under the MidCap Revolver. As we continue to pursue strategic transactions to expand and grow our business, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

Cash Flows

During the 52 weeks ended December 30, 2017, cash provided by operating activities was $1,226, compared to cash provided by operating activities of $2,659 during the 52 weeks ended December 31, 2016. The decrease in cash provided by operating activities of $1,433 as compared to the prior period; was primarily due to decreases from an decrease in net loss attributable to Company of $1,387, gain on sale of property $5,163, gain on sale of variable interest entity equity $81, gain on sale of property and equipment $134, change in deferred rent $85, change in other assets $870, change in deferred income taxes $1,536, change in working capital accounts $4,350; partially offset by increases in loss attributable to noncontrolling interest $182, in loss from discontinued operations $4,476, depreciation and amortization $1,188, amortization of debt issuance costs $68, stock based compensation expense $27, change in deferred compensation expense $28 and proceeds from assets held for sale discontinued operations $3,605.

Cash provided by investing activities was $7,329 and used by investing activities of $412 for the 52 weeks ended December 30, 2017 and the 52 weeks ended December 31, 2016, respectively. The $7,741 increase in cash provided by investing activities, as compared to the prior period, is primarily attributable to a proceeds from the sale of property of $6,785, sale of the 50% variable interest in AAP $800 less $35 of cash decrease on deconsolidation of $765, decrease in purchases of property and equipment of $353, a decrease in other investing activities $37; partially offset by the cash payment of intangible assets, associated with the acquisition of GeoTraq Inc. net of debt and series A preferred stock issued of $199.

Cash used by financing activities was $6,268 and $3,224 for the 52 weeks ended December 30, 2017 and the 52 weeks ended December 31, 2016, respectively. The $3,044 increase in cash used by financing activities, as compared to the prior period, was attributable to increased payments on the PNC line of credit $7,998, increased payments on debt obligations $790, payments on short term notes payable $500, increase in payment of debt issuance costs of $398; partially offset by net borrowing on the MidCap Financial Trust Revolver of $5,605 and proceeds from the issuance of debt obligations of $1,037.

Sources of Liquidity

We utilize cash on hand and cash generated from operations and, until March 22, 2018 funds available to us under our revolving loan facility with MidCap Financial Trust, to cover normal and seasonal fluctuations in cash flows and to support our various growth initiatives. Our cash and cash equivalents are carried at cost and consist primarily of demand deposits with commercial banks.

MidCap Revolver

On December 30, 2017 and December 31, 2016, our available borrowing capacity under the Credit Agreement is $1,031 and $0, respectively. The weighted average interest rate for the period of May 10, 2017 through September 30, 2017 was 8.29%. We borrowed $62,845 and repaid $57,240 on the Credit Agreement during the period of May 10, 2017 through December 30, 2017, leaving an outstanding balance on the Credit Agreement of $5,605 and $0 at December 30, 2017 and December 31, 2016, respectively. We paid off the MidCap Revolver on March 22, 2018.

Future Sources of Cash; New Acquisitions, Products and Services

We may require additional debt financing and/or capital to finance new acquisitions, refinance existing indebtedness or other strategic investments in our business. Other sources of financing may include stock issuances and additional loans, or other forms of financing. Any financing obtained may further dilute or otherwise impair the ownership interest of our existing stockholders.

Off Balance Sheet Arrangements and Contractual Obligations

Other than operating leases, we do not have any off-balance sheet financing.  A summary of our operating lease obligations by fiscal year is included in “Note 18. Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk and Impact of Inflation

Interest Rate Risk. We do not believe there is any significant risk related to interest rate fluctuations on our long-term fixed rate debt. The PNC term loan was paid in full on January 25, 2017. The Susquehanna term loans were paid in full on August 15, 2017. A credit agreement with Midcap Financial Trust was established on May 10, 2017. The credit agreement provides a $12,000 revolving line of credit. The interest rate on the revolving line of credit is the one-month LIBOR rate plus four and one-half percent (4.50%) plus a default interest rate (5.00%). In addition, 0.5% interest is incurred on the un-borrowed line amount. The minimum interest paid, if no money is borrowed, is $60 annually. The average outstanding loan balance for 2017 was $452. On December 30, 2017, the outstanding balance on the Midcap loan was $5,605.

Foreign Currency Exchange Rate Risk. We currently generate revenues in Canada. The reporting currency for our consolidated financial statements is U.S. dollars. It is not possible to determine the exact impact of foreign currency exchange rate changes; however, the effect on reported revenue and net earnings can be estimated. We estimate that the overall strength of the U.S. dollar against the Canadian dollar had an immaterial impact on the revenues and net income for the fiscal year ended December 30, 2017. We do not currently hedge foreign currency fluctuations and do not intend to do so for the foreseeable future.

We do not hold any derivative financial instruments, nor do we hold any securities for trading or speculative purposes.

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

/s/ Anton & Chia, LLP

Newport Beach, California
March 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee

Appliance Recycling Centers of America, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Appliance Recycling Centers of America, Inc. and subsidiaries (the “Company”) as of December 30, 2017, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the auditing standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ SingerLewak LLP

We have served as the Company's auditor since 2017.

Los Angeles, California

June 12, 2018

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	December 30,	December 31,
	2017	2016

Assets
Cash and cash equivalents	$3,313	$968
Trade and other receivables, net	10,036	8,971
Due From Appliancesmart Holdings LLC a subsidiary of Live Ventures Incorporated	6,500	–
Inventories, net	762	1,119
Income tax receivable	–	16
Prepaid expenses and other current assets	506	1,140
Current assets of business held for sale	–	16,331
Total current assets	21,117	28,545

Property and equipment, net	538	9,563
Intangible assets, net	24,718	57
Deposits and other assets	518	336
Deferred taxes	–	2,081
Non-current assets of business held for sale	–	1,274
Total assets	$46,891	$41,856

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$3,321	$6,143
Accrued liabilities	6,561	8,888
Line of Credit PNC Bank	–	10,333
Notes Payable - Short Term	300	–
Accrued income taxes	3	–
Current portion of long term maturities	5,577	2,093
Total current liabilities	15,762	27,457

Deferred income taxes	4,577	–
Long term obligations, less current maturities	–	2,826
Other noncurrent liabilities	314	364
Total liabilities	20,653	30,647

Stockholders' equity:
Preferred stock, series A par value .001 per share - 2,000 authorized and 288 shares issued and and outstanding at December 30, 2017. No shares authorized, issued or outstanding at December 31, 2016	–	–
Common stock, .001 par value, 50,000 shares authorized, 6,875 shares issued and outstanding at December 30, 2017 and 50,000 shares authorized, 6,655 shares issued and outstanding at December 31, 2016	7	7
Additional paid in capital	37,634	22,398
Accumulated deficit	(10,910)	(11,028)
Accumulated other comprehensive loss	(493)	(574)
Total stockholders' equity	26,238	10,803
Non controlling interest	–	406
Total liabilities and equity	$46,891	$41,856

The accompanying notes are an integral part of these consolidated financial statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In Thousands)

	For the fiscal year ended
	December 30, 2017	December 31, 2016

Revenues	$41,544	$40,459
Cost of revenues	28,399	28,100
Gross profit	13,145	12,359

Operating expenses:
Selling, general and administrative expenses	13,376	11,240
Operating income	(231)	1,119
Other income:
Gain on the sale of property	5,163	–
Gain on the sale of AAP equity interest	81	–
Interest expense, net	(894)	(1,168)
Other expense	(52)	9
Total other income	4,298	(1,159)
Income from continuing operations before provision for income taxes	4,067	(40)
Total benefit for income taxes	(1,330)	426
Net income	5,397	(466)
Net loss attributed to noncontrolling interest	496	314
Net income from continuing operations attributed to company	5,893	(152)
Net loss from discontinued operations and loss on sale, net of tax	(5,775)	(1,299)
Net income attributed to company	$118	$(1,451)

Earnings (loss) per share:
Basic income per share from continued operations	$0.88	$(0.03)
Basic loss per share - discontinued operations and loss on sale, net of tax	(0.86)	(0.21)
Basic loss per share	$0.02	$(0.24)

Diluted income per share from continued operations	$0.87	$(0.03)
Diluted loss per share - discontinued operations and loss on sale, net of tax	(0.85)	(0.21)
Diluted loss per share	$0.02	$(0.24)

Weighted average common shares outstanding:
Basic	6,708	6,054
Diluted	6,758	6,221

Net income	$5,397	$(466)
Net loss from discontinued operations and loss on sale, net of tax	(5,775)	(1,299)
Other comprehensive income (loss), net of tax
Effect of foreign currency translation adjustments	81	(9)
Total other comprehensive income (loss), net of tax	81	(9)
Comprehensive loss	(297)	(1,774)
Comprehensive loss attributable to noncontrolling interest	496	314
Comprehensive income attributable to controlling interest	$199	$(1,460)

The accompanying notes are an integral part of these consolidated financial statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In Thousands)

	Common Stock		Series A Preferred		Additional Paid in	Accumulated Other Comprehensive	Accumulated		Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Total	Interest	Equity
Balance, January 2, 2016	5,901	$6	–	$–	$21,460	$(565)	$(9,577)	$11,324	$720	$12,044
Share based compensation	50	–			245			245		245
Issuance of common stock	704	1			693			694		694
Other comprehensive income, net of tax						(9)		(9)		(9)
Net loss							(1,451)	(1,451)	(314)	(1,765)
Balance, December 31, 2016	6,655	$7	–	$–	$22,398	$(574)	$(11,028)	$10,803	$406	$11,209
Issuance of Series A Preferred Stock par value .001 per series A preferred share			288		12,323			12,323		12,323
Deconsolidation of noncontrolling interest								–	90	90
Beneficial Conversation of Series A Preferred Stock Issued					2,641			2,641		2,641
Share based compensation	220	–			272			272		272
Other comprehensive income, net of tax						81		81		81
Net income							118	118	(496)	(378)
Balance, December 30, 2017	6,875	$7	288	$–	$37,634	$(493)	$(10,910)	$26,238	$–	$26,238

The accompanying notes are an integral part of these consolidated financial statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	For the fiscal year ended
	December 30, 2017	December 31, 2016
OPERATING ACTIVITIES:
Net income (loss) attributable to Company	$118	$(1,451)
Less: loss attributable to noncontrolling interest	496	314
Net loss	(378)	(1,765)
Loss from discontinued operations	5,775	1,299
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,147	959
Amortization of debt issuance costs	253	185
Stock based compensation expense	272	245
Change in provision for doubtful accounts	7	–
Gain on sale of property	(5,163)	–
Gain on sale of variable interest entity equity	(81)	–
Gain on sale of property and equipment	(134)	–
Change in deferred rent	(78)	7
Change in deferred compensation	28	–
Change in deferred income taxes	(1,633)	(97)
Other	(833)	37
Changes in assets and liabilities:
Accounts receivable	(1,159)	499
Prepaid expenses and other current assets	513	(342)
Inventories	264	1,000
Accounts payable and accrued expenses	(2,081)	(361)
Accrued income taxes	19	1,110
Net cash provided (used) by operating activities - continuing operations	(2,262)	2,776
Net cash provided (used) by operating activities - discontinued operations	3,488	(117)
Net cash provided by operating activities	1,226	2,659

INVESTING ACTIVITIES:
Purchases of property and equipment	(22)	(375)
Proceeds from sale of property and equipment, net	6,785	–
Purchase of intangible assets, GeoTraq Inc, net of debt and Series A preferred stock issued	(199)	–
Sale of variable interest entity equity in AAP less cash of deconsolidated variable interest entity	765	–
Other	–	(37)
Net cash provided by (used) in investing activities - continuing operations	7,329	(412)
Net cash provided by (used) in investing activities - discontinued operations	–	–
Net cash provided by (used) in investing activities	7,329	(412)

FINANCING ACTIVITIES:
Net payments under line of credit - PNC Bank	(10,333)	(2,335)
Net borrowing under the line of credit - MidCap Financial Trust	5,605	–
Proceeds from issuance of debt obligations	1,237	200
Payments on short term notes payable	(500)
Payment of debt issuance costs	(546)	(148)
Payments on debt obligations	(1,731)	(941)
Net cash used in financing activities - continuing operations	(6,268)	(3,224)
Net cash used in financing activities - discontinued operations	–	–
Net cash used in financing activities	(6,268)	(3,224)

Effect of changes in exchange rate on cash and cash equivalents	58	(24)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,345	(1,001)

CASH AND CASH EQUIVALENTS, beginning of year	968	1,969

CASH AND CASH EQUIVALENTS, end of year	$3,313	$968

The accompanying notes are an integral part of these consolidated financial statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	For the fiscal year ended
	December 30, 2017	December 31, 2016
Supplemental cash flow disclosures:
Interest paid	$779	$1,054
Income taxes refunded (paid)	$48	$(874)
Noncash financing and investing activities:
Notes payable issued to sellers of GeoTraq, Inc.	$800	$–
Series A convertible preferred stock issued to sellers of GeoTraq, Inc.	$12,322	$–
Beneficial conversion feature attributable to Series A convertible preferred stock issued	$2,641	$–
Debt issuance costs related to credit agreement renewal	$–	$63
Debt issuance costs paid through the issuance of common stock	$–	$694
Due from buyer of Appliancesmart - Live Ventures Incorporated	$6,500	$–

Non-cash de-consolidation of variable interest entity - AAP:
Accounts Receivable	$110
Prepaid and Other	103
Inventory	119
Property Plant and Equipment	11,113
Accumulated Depreciation	(4,304)
Other Assets, includes net equity investment in variable interest entity	93
Accounts Payable	(2,661)
Accrued Expenses	(619)
Current portion of long term obligations	(729)
Long term obligations	(3,431)
Non-controlling interest	90
Gain on sale and deconsolidation of variable interest entity - AAP	81
Cash decrease upon AAP deconsolidation	$(35)

The accompanying notes are an integral part of these consolidated financial statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands Except Per Share Amounts)

Note 1:        Background and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Appliance Recycling Centers of America, Inc., a Nevada corporation, and its subsidiaries (collectively the “Company” or “ARCA”). The Company has three operating segments for fiscal year 2017 – Retail, Recycling and Technology, and two operating segments for fiscal year 2016 – Retail, and Recycling.

ARCA is in the business of providing turnkey appliance recycling and replacement services for electric utilities and other sponsors of energy efficiency programs. Through our GeoTraq Inc. (“GeoTraq”) subsidiary, a development stage company, we are engaged in the development, design and, ultimately, we expect the sale of cellular transceiver modules, also known as Cell-ID modules. GeoTraq is part of a new reporting segment for our Company – Technology.

ARCA’s Recycling segment is comprised of three entities, ARCA Recycling Inc., ARCA Canada Inc., and Customer Connexx, LLC.

ARCA Recycling, Inc., a California corporation, is a wholly owned subsidiary that was formed in November 1991 to provide turnkey recycling services for electric utility efficiency programs.

ARCA Canada Inc., a Canadian corporation, is a wholly owned subsidiary that was formed in September 2006 to provide turnkey recycling services for electric utility energy efficiency programs.

Customer Connexx, LLC, a Nevada limited liability company, is a wholly owned subsidiary formed in October 2016 to provide call center services for electric utility programs.

On August 15, 2017, we sold our 50% interest in a joint venture operating under the name ARCA Advanced Processing, LLC (AAP”), which recycles appliances from twelve states in the Northeast and Mid-Atlantic regions of the United States. AAP was a joint venture that was formed in October 2009 between ARCA and 4301 Operations, LLC (“4301”). Both ARCA and 4301 had a 50% interest in AAP. AAP established a regional processing center in Philadelphia, Pennsylvania, at which the recyclable appliances were processed. AAP commenced operations in February 2010. The financial position and results of operations of AAP have been consolidated in our financial statements since AAP was formed in October 2009 through August 15, 2017, based on our conclusion that AAP is a variable interest entity due to our contribution in excess of 50% of the total equity, subordinated debt and other forms of financial support. We had a controlling financial interest in AAP during the period of October 2009 through August 15, 2017, whereby we provided substantially all of the financial support to fund the operations of AAP.

On December 30, 2017, we sold our 100% interest in Appliancesmart Inc. ApplianceSmart, Inc., a Minnesota corporation, was a wholly owned subsidiary that was formed through a corporate reorganization in July 2011 to hold our retail business of selling new major household appliances through a chain of Company-owned retail stores under the name ApplianceSmart®.

We report on a 52- or 53-week fiscal year. Both our 2017 fiscal year (“2017”) ended on December 30, 2017, and our fiscal year (“2016”) ended on December 31, 2016, included 52 weeks.

Note 2:       Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Appliance Recycling Centers of America, Inc. and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

ARCA Recycling, Inc., a California corporation, is a wholly owned subsidiary that was formed in November 1991 to provide turnkey recycling services for electric utility energy efficiency programs. ARCA Canada Inc., a Canadian corporation, is a wholly owned subsidiary that was formed in September 2006 to provide turnkey recycling services for electric utility energy efficiency programs. Customer Connexx, LLC, a Nevada Corporation, is a wholly owned subsidiary that was formed in formed in October 2016 to provide call center services for electric utility programs.

On August 15, 2017, ARCA sold it’s 50% interest in AAP and is no longer consolidating the results of AAP in its consolidated financial statements as of that date. AAP was a joint venture formed in October 2009 between ARCA and 4301 Operations, LLC (“4301”). ARCA and 4301 owned a 50% interest in AAP through August 15, 2017. The financial position and results of operations of AAP were consolidated in our financial statements through August 15, 2017, based on our conclusion that AAP is a variable interest entity due to our contribution in excess of 50% of the total equity, subordinated debt and other forms of financial support. See Note 6 – Sale and deconsolidation of variable interest entity AAP to these consolidated financial statements.

On August 18, 2017, we acquired GeoTraq. GeoTraq is a development stage company that is engaged in the development, design, and, ultimately, we expect, sale of cellular transceiver modules, also known as Cell-ID modules. GeoTraq has created a dedicated Cell-ID transceiver module that we believe can enable the design of extremely small, inexpensive products that can operate for years on a single charge, powered by standardly available batteries of diminutive size without the need of recharge. Accordingly, and utilizing Cell-ID technology exclusively, we believe that GeoTraq will provide an exclusive, low-cost solution and service life that will enable new global markets for location-based services (LBS). As a result of this transaction, GeoTraq became a wholly-owned subsidiary and, therefore, the results of GeoTraq are included in our consolidated results as of August 18, 2017.

On December 30, 2017, we sold our 100% interest in ApplianceSmart, Inc., a Minnesota corporation. Appliancesmart Inc. was formed through a corporate reorganization in July 2011 to hold our business of selling new major household appliances through a chain of Company-owned retail stores.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumption that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates made in connection with the accompanying consolidated financial statements include the estimated reserve for doubtful current and long-term trade and other receivables, the estimated reserve for excess and obsolete inventory, estimated fair value and forfeiture rates for stock-based compensation, fair values in connection with the analysis of goodwill, other intangibles and long-lived assets for impairment, current portion of notes payable, valuation allowance against deferred tax assets and estimated useful lives for intangible assets and property and equipment.

Financial Instruments

Financial instruments consist primarily of cash equivalents, trade and other receivables, advances to affiliates and obligations under accounts payable, accrued expenses and notes payable. The carrying amounts of cash equivalents, trade receivables and other receivables, accounts payable, accrued expenses and short-term notes payable approximate fair value because of the short maturity of these instruments. The fair value of the long-term debt is calculated based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements, unless quoted market prices were available (Level 2 inputs). The carrying amounts of long-term debt at December 30, 2017 and December 31, 2016 approximate fair value.

Cash and Cash Equivalents

Cash and Cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase. Fair value of cash equivalents approximates carrying value.

Trade Receivables and Allowance for Doubtful Accounts

We carry unsecured trade receivables at the original invoice amount less an estimate made for doubtful accounts based on a monthly review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. We write off trade receivables when we deem them uncollectible. We record recoveries of trade receivables previously written off when we receive them. We consider a trade receivable to be past due if any portion of the receivable balance is outstanding for more than ninety days. We do not charge interest on past due receivables. Our management considers the allowance for doubtful accounts of $61 and $54 to be adequate to cover any exposure to loss as of December 30, 2017, and December 31, 2016, respectively.

Inventories

Inventories, consisting primarily of Appliances, are stated at the lower of cost, determined on a specific identification basis, or market. We provide estimated provisions for the obsolescence of our appliance inventories, including adjustment to market, based on various factors, including the age of such inventory and our management’s assessment of the need for such provisions. We look at historical inventory aging reports and margin analyses in determining our provision estimate. A revised cost basis is used once a provision for obsolescence is recorded. The Company does not have a reserve for obsolete inventory at December 30, 2017 and December 31, 2016.

Property and Equipment

Property and Equipment are stated at cost less accumulated depreciation. Expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of assets are capitalized. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The useful lives of building and improvements are three to thirty years, transportation equipment is three to fifteen years, machinery and equipment are five to ten years, furnishings and fixtures are three to five years and office and computer equipment are three to five years. Depreciation expense was $750 and $959 for the years ended December 30, 2017, and December 31, 2016, respectively.

We periodically review our property and equipment when events or changes in circumstances indicate that their carrying amounts may not be recoverable or their depreciation or amortization periods should be accelerated. We assess recoverability based on several factors, including our intention with respect to our stores and those stores projected undiscounted cash flows. An impairment loss would be recognized for the amount by which the carrying amount of the assets exceeds their fair value, as approximated by the present value of their projected discounted cash flows.

Goodwill

The Company accounts for purchased goodwill and intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. Under ASC 350, purchased goodwill are not amortized; rather, they are tested for impairment on at least an annual basis. Goodwill represents the excess of consideration paid over the fair value of underlying identifiable net assets of business acquired.

We test goodwill annually on July 1 of each fiscal year or more frequently if events arise or circumstances change that indicate that goodwill may be impaired. The Company assesses whether goodwill impairment exists using both the qualitative and quantitative assessments. The qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If based on this qualitative assessment the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount or if the Company elects not to perform a qualitative assessment, a quantitative assessment is performed using a two-step approach required by ASC 350 to determine whether a goodwill impairment exists.

The first step of the quantitative test is to compare the carrying amount of the reporting unit's assets to the fair value of the reporting unit. If the fair value exceeds the carrying value, no further evaluation is required, and no impairment loss is recognized. If the carrying amount exceeds the fair value, then the second step is required to be completed, which involves allocating the fair value of the reporting unit to each asset and liability using the guidance in ASC 805 (“Business Combinations, Accounting for Identifiable Intangible Assets in a Business Combination”), with the excess being applied to goodwill. An impairment loss occurs if the amount of the recorded goodwill exceeds the implied goodwill. The determination of the fair value of our reporting units is based, among other things, on estimates of future operating performance of the reporting unit being valued. We are required to complete an impairment test for goodwill and record any resulting impairment losses at least annually. Changes in market conditions, among other factors, may have an impact on these estimates and require interim impairment assessments.

When performing the two-step quantitative impairment test, the Company's methodology includes the use of an income approach which discounts future net cash flows to their present value at a rate that reflects the Company's cost of capital, otherwise known as the discounted cash flow method ("DCF"). These estimated fair values are based on estimates of future cash flows of the businesses. Factors affecting these future cash flows include the continued market acceptance of the products and services offered by the businesses, the development of new products and services by the businesses and the underlying cost of development, the future cost structure of the businesses, and future technological changes. The Company also incorporates market multiples for comparable companies in determining the fair value of our reporting units. Any such impairment would be recognized in full in the reporting period in which it has been identified.

Intangible Assets

The Company’s intangible assets consist of customer relationship intangibles, trade names, licenses for the use of internet domain names, Universal Resource Locators, or URL’s, software, and marketing and technology related intangibles. Upon acquisition, critical estimates are made in valuing acquired intangible assets, which include but are not limited to: future expected cash flows from customer contracts, customer lists, and estimating cash flows from projects when completed; tradename and market position, as well as assumptions about the period of time that customer relationships will continue; and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from the assumptions used in determining the fair values. All intangible assets are capitalized at their original cost and amortized over their estimated useful lives as follows: domain name and marketing – 3 to 20 years; software – 3 to 5 years, customer relationships – 7 to 15 years. Intangible amortization expense is $1,397 and $0 for the years ended December 30, 2017, and December 31, 2016, respectively.

Revenue Recognition

We record revenue in the period when all of the following requirements have been met: (i) there is persuasive evidence of an arrangement, (ii) the sales price is fixed or determinable, (iii) title, ownership and risk of loss have been transferred to the customer, and (iv) collectability is reasonably assured. We recognize revenue from appliance sales and appliance accessories in the period the consumer purchases appliance(s), net of an allowance for estimated returns. We recognize revenue from appliance recycling services when we collect and process the old appliance. We recognize revenue generated from appliance replacement programs when we deliver the new appliance, collect and process the old appliance. The delivery, collection and processing activities under our replacement programs typically occur within one business day and are required to complete the earnings process; there are typically no other performance obligations. We recognize revenue on extended warranties with retained service obligations on a straight-line basis over the period of the warranty. For extended warranty arrangements that we sell but others service for a fixed portion of the warranty sales price, we recognize revenue for the net amount retained at the time of sale of the extended warranty to the consumer. We include shipping and handling charges to customers in revenue.

We recognize the revenue from the sale of carbon offsets and ozone-depleting refrigerants upon having in writing a mutually agreed upon price per pound, confirmed delivery, verification of volume and purity of the refrigerant by the buyer and collectability is reasonably assured. Other recycling byproduct revenue (the sale of copper, steel, plastic and other recoverable non-refrigerant byproducts) is recorded as revenue upon delivery to the third-party recycling customer for processing, having a mutually agreed upon price per pound and collection reasonably assured.

Shipping and Handling

The Company classifies shipping and handling charged to customers as revenues and classifies costs relating to shipping and handling as cost of revenues.

Advertising Expense

Advertising expense is charged to operations as incurred. Advertising expense totaled $1,667 and $1,109 for the years ended December 30, 2017 and December 31, 2016, respectively.

Fair Value Measurements

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The three levels of valuation hierarchy are defined as follows: Level 1 - inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets. Level 2 – to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Income Taxes

The Company accounts for income taxes using the asset and liability method. The asset and liability method requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between tax bases and financial reporting bases of the Company's assets and liabilities. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided on deferred taxes if it is determined that it is more likely than not that the asset will not be realized. The Company recognizes penalties and interest accrued related to income tax liabilities in the provision for income taxes in its Consolidated Statements of Income.

Significant management judgment is required to determine the amount of benefit to be recognized in relation to an uncertain tax position. The Company uses a two-step process to evaluate tax positions. The first step requires an entity to determine whether it is more likely than not (greater than 50% chance) that the tax position will be sustained. The second step requires an entity to recognize in the financial statements the benefit of a tax position that meets the more-likely-than-not recognition criterion. The amounts ultimately paid upon resolution of issues raised by taxing authorities may differ materially from the amounts accrued and may materially impact the financial statements of the Company in future periods.

Lease Accounting

We lease warehouse facilities and office space. These assets and properties are generally leased under noncancelable agreements that expire at various dates through 2022 with various renewal options for additional periods. The agreements, which have been classified as operating leases, generally provide for minimum and, in some cases percentage rent and require us to pay all insurance, taxes and other maintenance costs. Leases with step rent provisions, escalation clauses or other lease concessions are accounted for on a straight-line basis over the lease term and includes “rent holidays” (periods in which we are not obligated to pay rent). Cash or lease incentives received upon entering into certain store leases (“tenant improvement allowances”) are recognized on a straight-line basis as a reduction to rent expense over the lease term. We record the unamortized portion of tenant improvement allowances as a part of deferred rent. We do not have leases with capital improvement funding.

Stock-Based Compensation

The Company from time to time grants restricted stock awards and options to employees, non-employees and Company executives and directors. Such awards are valued based on the grant date fair-value of the instruments, net of estimated forfeitures. The value of each award is amortized on a straight-line basis over the vesting period.

Foreign Currency

The financial statements of the Company’s non-U.S. subsidiary are translated into U.S. dollars in accordance with ASC 830, Foreign Currency Matters. Under ASC 830, if the assets and liabilities of the Company are recorded in certain non-U.S. functional currencies other than the U.S. dollar, they are translated at current rates of exchange. Revenue and expense items are translated at the average monthly exchange rates. The resulting translation adjustments are recorded directly into accumulated other comprehensive income (loss).

Earnings Per Share

Earnings per share is calculated in accordance with ASC 260, “Earnings Per share”. Under ASC 260 basic earnings per share is computed using the weighted average number of common shares outstanding during the period except that it does not include unvested restricted stock subject to cancellation. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of warrants, options, restricted shares and convertible preferred stock. The dilutive effect of outstanding restricted shares, options and warrants is reflected in diluted earnings per share by application of the treasury stock method. Convertible preferred stock is reflected on an if-converted basis.

Segment Reporting

ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a Company’s management organizes segments within the Company for making operating decisions and assessing performance. The Company determined it has two reportable segments (See Note 24).

Concentration of Credit Risk

The Company maintains cash balances at several banks in several states including, Ohio, Minnesota, California, Nevada, Georgia and Texas within the United States. Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution as of December 30, 2017. At times, balances may exceed federally insured limits.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ASU 2014-09, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. In August 2015, the FASB issued ASU No. 2015-04, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-08, Revenue from Contracts with Customers. The standard addresses the implementation guidance on principal versus agent considerations in the new revenue recognition standard. The ASU clarifies how an entity should identify the unit of accounting (i.e. the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements.

Subsequently, the FASB has issued the following standards related to ASU 2014-09 and ASU No. 2016-08: ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”); ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”); and, ASU 2017-05—Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05). The Company must adopt ASU 2016-10, ASU 2016-12, ASU 2016-20 and ASU 2017-05 with ASU 2014-09 (collectively, the “new revenue standards”). The Company has evaluated the provisions of the new revenue standards. We will transition to the new revenue standards using the modified retrospective method. We do not anticipate the new revenue standards will have a significant impact on our consolidated results of operations, financial condition and cash flows.

In September, 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The standard requires an entity’s management to determine whether substantial doubt exists regarding the entity’s ability to continue as a going concern. The amendments denote how and when companies are obligated to disclose going concern uncertainties, which are required to be evaluated every interim and annual period. If management determines that substantial doubt exists, particular disclosures are required. The extent of these disclosures are dependent upon management’s evaluation of mitigation of the going concern uncertainty. ASU 2014-15 applies prospectively to annual periods ending after December 15, 2016 and to interim and annual periods thereafter. The Company has adopted this guidance during its 2017 fiscal year and it did not have a significant impact on its consolidated results of operations, financial condition and cash flows.

In September, 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805). Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning December 15, 2015. The Company has adopted this guidance during its 2017 fiscal year and it did not have a significant impact on its consolidated results of operations, financial condition and cash flows.

ASU 2016-02, Leases (Topic 842). The standard requires a lessee to recognize a liability to make lease payments and a right-of-use asset representing a right to use the underlying asset for the lease term on the balance sheet. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

ASU 2016-04, Recognition of Breakage for Certain Prepaid Stored-Value Products. The standard specifies how prepaid stored-value product liabilities should be derecognized, thereby eliminating the current and potential future diversity in practice. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

ASU 2016-09, Compensation- Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting, introduces targeted amendments intended to simplify the accounting for stock compensation. Specifically, the ASU requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether the benefit reduces taxes payable in the current period. That is, off balance sheet accounting for net operating losses stemming from excess tax benefits would no longer be required and instead such net operating losses would be recognized when they arise. Existing net operating losses that are currently tracked off balance sheet would be recognized, net of a valuation allowance if required, through an adjustment to opening retained earnings in the period of adoption. Entities will no longer need to maintain and track an “APIC pool.” The ASU also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows. In addition, the ASU elevates the statutory tax withholding threshold to qualify for equity classification up to the maximum statutory tax rates in the applicable jurisdiction(s). The ASU also clarifies that cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. The ASU provides an optional accounting policy election (with limited exceptions), to be applied on an entity-wide basis, to either estimate the number of awards that are expected to vest (consistent with existing U.S. GAAP) or account for forfeitures when they occur. The ASU is effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period for which the financial statements have not been issued or made available to be issued. Certain detailed transition provisions apply if an entity elects to early adopt. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

ASU 2016-15, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). ASU 2016-15 clarifies whether the following items should be categorized as operating, investing or financing in the statement of cash flows: (i) debt prepayments and extinguishment costs, (ii) settlement of zero-coupon debt, (iii) settlement of contingent consideration, (iv) insurance proceeds, (v) settlement of corporate-owned life insurance (COLI) and bank-owned life insurance (BOLI) policies, (vi) distributions from equity method investees, (vii) beneficial interests in securitization transactions, and (viii) receipts and payments with aspects of more than one class of cash flows. ASU 2016-15 takes effect in 2018 for public companies. If an entity elects early adoption, it must adopt all of the amendments in the same period. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. Under the current implementation guidance in Topic 805, there are three elements of a business—inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs, for example, by integrating the acquired set with their own inputs and processes. The amendments in this Update provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated by public business entities applying the amendments in this Update to annual periods beginning after December 15, 2017, including interim periods within those periods.

ASU 2017-04, Intangibles- Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment, eliminates step 2 from the goodwill impairment test. As amended, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity may still perform the optional qualitative assessment for a reporting unit to determine if it is more likely than not that goodwill is impaired. A public business entity that is an SEC filer should prospectively adopt the ASU for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We have adopted this standard effective with our goodwill impairment test date of July 1, 2017.

ASU 2017-09, Compensation- Stock Compensation (Topic 718): Scope of Modification Accounting, clarifies such that an entity must apply modification accounting to changes in the terms or conditions of a share-based payment award unless all of the following criteria are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the modification. The ASU indicates that if the modification does not affect any of the inputs to the valuation technique used to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the modification; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the modification. The ASU is effective for all entities for fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

In July, 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivative and Hedging (Topic 815). The standard is intended to simplify the accounting for certain financial instruments with down round features. This ASU changes the classification analysis of particular equity-linked financial instruments (e.g. warrants, embedded conversion features) allowing the down round feature to be disregarded when determining whether the instrument is to be indexed to an entity’s own stock. Because of this, the inclusion of a down round feature by itself exempts an instrument from having to be remeasured at fair value each earnings period. The standard requires that entities recognize the effect of the down round feature on EPS when it is triggered (i.e., when the exercise price is adjusted downward due to the down round feature) equivalent to the change in the fair value of the instrument instantly before and after the strike price is modified. An adjustment to diluted EPS calculation may be required. The standard does not change the accounting for liability-classified instruments that occurred due to a different feature or term other than a down round feature. Additionally, entities must disclose the presence of down round features in financial instruments they issue, when the down round feature triggers a strike price adjustment, and the amount of the adjustment necessary. ASU 2017-11 is effective for all fiscal years beginning after December 15, 2018. The Company has decided to early adopt ASU 2017-11 and it did not have a significant impact on its consolidated results of operations, financial condition and cash flows.

Note 3:       Comprehensive Income

Comprehensive income is the sum of net income and other items that must bypass the income statement because they have not been realized, including items like an unrealized holding gain or loss from available for sale securities and foreign currency translation gains or losses. For our Company, for years ended December 30, 2017 and December 31, 2016, our comprehensive income includes foreign currency translation gains and losses.

Note 4:       Reclassifications

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on the previously reported net income or stockholders’ equity. On March 12, 2018, the Company changed its state of incorporation from Minnesota to Nevada. Nevada requires a stated par value, which the company stated at .001 per share. Amounts for Common stock and additional paid in capital for fiscal years 2017 and 2016 have been reclassified to reflect this subsequent event.

Note 5:       Acquisition of GeoTraq, Inc.

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

The final fair value of the single identifiable intangible asset acquired in the GeoTraq acquisition is a U.S. patent application USPTO reference No. 14724039 titled “Locator Device with Low Power Consumption” together with the assignment of intellectual property that included historical know-how, designs and related manufacturing procedures is $26,097, which includes the deferred income tax liability associated with the intangible asset. Total consideration paid for GeoTraq included cash $200, unsecured promissory notes bearing interest at the annual rate of 1.29%, and maturing on August 18, 2018 in the aggregate principal of $800, and 288,588 shares (exact number) of convertible series A preferred stock with a final fair value of $14,963. See Note 19 – Series A Preferred Stock to these consolidated financial statements. In connection with the acquisition, an additional amount was recorded in the amount of $10,134 and an offsetting deferred tax liability recorded of the same amount, $10,134 to reflect the future tax liability attributable to the Geotraq asset acquired. There were no other assets acquired or liabilities assumed.

At the time of the acquisition of GeoTraq, GeoTraq was a shell company with no business operations, one intangible asset and historical know-how and designs. GeoTraq is in the development stage. The Company elected to early adopt ASU 2017-01, which clarifies the definition of a business for purposes of applying ASC 805. The Company has determined that GeoTraq is a single or group of related assets, not a business as clarified by ASU 2017-01 at the time of acquisition.

Note 6:       Sale and deconsolidation of variable interest entity - AAP

The financial position and results of operations of AAP have been consolidated in our financial statements since AAP’s inception based on our conclusion that AAP was a variable interest entity that we controlled due to our contribution in excess of 50% of the total equity, subordinated debt and other forms of financial support. Since inception we provided substantial financial support to fund the operations of AAP. The financial position and results of operations for AAP are reported in our recycling segment. On August 15, 2017, we sold our 50% interest in AAP, and therefore, as of August 15, 2017, no longer consolidate the results of AAP in our financial statements.

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

The following table summarizes the operating results of AAP consolidated in our financial results for the 52 weeks ended December 30, 2017, and December 31, 2016, respectively:

	52 Weeks Ended
	December 30, 2017 (b)	December 31, 2016
Revenues	$1,433	$6,697
Gross profit	24	1,305
Operating loss	(848)	(363)
Net loss	(991)	(628)

(b)    Operating results for AAP were consolidated in the Company’s operating results from inception of AAP through August 15, 2017, the date of our 50% equity sale in AAP. We recorded a gain of $81 on the sale and deconsolidation of our 50% equity interest in AAP. Net Cash outflow arising from deconsolidation of AAP was $35. The Company received $800 in cash consideration for its 50% equity interest in AAP.

Note 7:       Assets of held for sale – discontinued operations

On December 30, 2017, we signed an agreement to dispose of our Appliancesmart retail appliance segment. ApplianceSmart Holdings LLC (the “Purchaser”), a wholly owned subsidiary of Live Ventures Incorporated, entered into a Stock Purchase Agreement (the “Agreement”) with the Company and ApplianceSmart, Inc. (“ApplianceSmart”), a subsidiary of the Company. ApplianceSmart is a 17-store chain specializing in new and out-of-the-box appliances with annualized revenues of approximately $65,000. Pursuant to the Agreement, the Purchaser purchased from the Company all the issued and outstanding shares of capital stock (the “Stock”) of ApplianceSmart in exchange for $6,500 (the “Purchase Price”). See Note 25. The Purchase Price per agreement is due and payable on or before March 31, 2018. As of December 30, 2017, the Company has an amount due from ApplianceSmart Holdings LLC a subsidiary of Live Ventures Incorporated in the sum of $6,500 recorded as a current asset.

Discontinued operations and assets held for sale include our retail appliance business Appliancesmart. Results of operations, financial position and cash flows for this business are separately reported as discontinued operations for all periods presented. The Company made the decision to sell Appliancesmart to eliminate losses and poor financial performance from our retail segment, decrease existing leverage, assign and eliminate long term lease liabilities for store leases, increase cash balances, enhance shareholder value and focus Company resources on its’ two remaining segments, Recycling and Technology.

FINANCIAL INFORMATION FOR HELD FOR SALE AND DISCONTINUED OPERATIONS (In Thousands)

	52 weeks	52 weeks
	Ended	Ended
	December 30, 2017	December 31, 2016
Revenue	$56,296	$63,130
Cost of revenue	42,252	46,824
Gross profit	14,044	16,306
Selling, general and administrative expense	15,911	17,970
Operating loss - discontinued operations	(1,867)	(1,664)
Other income	862	141
Other expense	(5)	(251)
Net loss - discontinued operations before income tax benefit	(1,010)	(1,774)
Income tax benefit	270	475
Net loss - discontinued operations, net of tax	$(740)	$(1,299)

ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS (In Thousands)

As of December 30, 2017 (date of sale), and December 31, 2016

	2017	2016
Accounts Receivable	$2,356	$1,538
Inventories	8,836	14,793
Prepaid expenses	173	–
Total current assets held for sale	11,365	16,331
Buildings and improvements	2,073	1,948
Equipment	1,756	1,753
Accumulated depreciation	(3,319)	(3,148)
Restricted cash	1,298	500
Other assets	204	221
Total non-current assets held for sale	2,012	1,274
Total assets held for sale - discontinued operations	$13,377	$17,605
Purchase price	6,500
Loss of sale of assets held for sale	(6,877)
Income tax benefit	1,842
Net loss on sale of assets held for sale and discontinued operations, net of tax	$(5,035)

Note 8:       Inventory

Inventories of continuing operations, consisting principally of appliances, are stated at the lower of cost, determined on a specific identification basis, or market and consist of the following as of December 30, 2017, and December 31, 2016:

	December 30, 2017	December 31, 2016
Appliances held for resale	$762	$974
Processed metals from recycled appliances held for resale	–	139
Other	–	6
	$762	$1,119

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

Note 9:       Prepaids and other current assets

Prepaids and other current assets as of December 30, 2017 and December 31, 2016 consist of the following:

	December 30, 2017	December 31, 2016
Prepaid insurance	$443	$888
Prepaid rent	5	118
Prepaid other	58	134
	$506	$1,140

Note 10:       Property and equipment

Property and equipment of continuing operations as of December 30, 2017 and December 31, 2016 consist of the following:

	Useful Life (Years)	December 30, 2017	December 31, 2016
Land		$–	$1,140
Buildings and improvements	18-30	156	1,832
Equipment (including computer software)	3-15	5,908	17,511
Projects under construction		29	200
Property and equipment		6,093	20,683
Less accumulated depreciation and amortization		(5,555)	(11,120)
Property and equipment, net		$538	$9,563

Property and equipment are stated at cost. We compute depreciation using straight-line method over a range of estimated useful lives from 3 to 30 years. We amortize leasehold improvements on a straight-line basis over the shorter of their estimated useful lives or the underlying lease term. Repair and maintenance costs are charged to operations as incurred.

Depreciation and amortization expense for continuing operations was $750 and $959 for fiscal years 2017 and 2016, respectively.

Note 11:       Intangible assets

Intangible assets of continuing operations as of December 30, 2017 and December 31, 2016 consist of the following:

	December 30, 2017	December 31, 2016
Intangible assets GeoTraq, net	$24,699	$–
Patent	19	19
Goodwill	–	38
	$24,718	$57

The useful life and amortization period of the GeoTraq intangible acquired is seven years. Intangible amortization expense for continuing operations was $1,397 and $0 for fiscal years 2017 and 2016, respectively.

Note 12:       Deposits and other assets

Deposits and other assets of continuing operations as of December 30, 2017 and December 31, 2016 consist of the following:

	December 30, 2017	December 31, 2016
Deposits	$411	$232
Other	107	104
	$518	$336

Deposits are primarily refundable security deposits with landlords the Company leases property from.

Note 13:       Accrued liabilities

Accrued liabilities of continuing operations as of December 30, 2017 and December 31, 2016 consist of the following:

	December 30, 2017	December 31, 2016
Sales tax estimates, including interest	$4,563	$4,203
Compensation and benefits	1,061	2,431
Deferred revenue	300	227
Accrued incentive and rebate checks	285	358
Accrued rent	77	263
Accrued interest	115	–
Warranty	–	26
Accrued payables	129	570
Other	31	810
	$6,561	$8,888

We operate in fourteen states in the U.S. and in various provinces in Canada. From time to time, we are subject to sales and use tax audits that could result in additional taxes, penalties and interest owed to various taxing authorities.

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

On April 13, 2017 the Company received the formal BOE assessment for sales tax for tax years 2011, 2012 and 2013 in the amount of $4.1 million plus applicable interest of $0.5 million related to the appliance replacement programs that we administered on behalf of our customers on which we did not assess, collect or remit sales tax. The Company intends to appeal this assessment and continue to engage the services of our existing retained sales tax experts throughout the appeal process. The BOE tax assessment is subject to protest and appeal; and would not need to be funded until the matter has been fully resolved through the appeal process. The Company anticipates that resolution of the BOE assessment could take up to two years.

Note 14:        Line of credit - PNC Bank

We had a Revolving Credit, Term Loan and Security Agreement, as amended, (“PNC Revolver”) with PNC Bank, National Association (“PNC”) that provided us with a $15,000 revolving line of credit. The PNC Revolver loan agreement included a lockbox agreement and a subjective acceleration clause and as a result we have classified the revolving line of credit as a current liability. The PNC Revolver was collateralized by a security interest in substantially all of our assets and PNC was also secured by an inventory repurchase agreement with Whirlpool Corporation solely with respect to Whirlpool purchases only. In addition, we issued a $750 letter of credit in favor of Whirlpool Corporation. The PNC Revolver required, starting with the fiscal quarter ending April 2, 2016, that we meet a specified amount of minimum earnings before interest, taxes, depreciation and amortization, and continuing at the end of each quarter thereafter, that we meet a minimum fixed charge coverage ratio of 1.1 to 1.0. The PNC Revolver loan agreement limited investments that we could purchase, the amount of other debt and leases that we could incur, the amount of loans that we could issue to our affiliates and the amount we could spend on fixed assets, along with prohibiting the payment of dividends.

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

On May 1, 2017, the PNC Revolver loan agreement was amended, and the term was extended through June 2, 2017. The amendment, effective May 2, 2017, also reduced the maximum amount of borrowing under the PNC Revolver to $6 million. On May 10, 2017 we repaid in full and terminated our existing Revolving Credit, Term Loan and Security Agreement, as amended, with PNC Bank, National Association on the same date.

The PNC Revolver loan agreement terminated, and the PNC Revolver was paid in full on May 10, 2017 with funds advanced from MidCap Financial Trust. A letter of credit to Whirlpool Corporation remains outstanding with PNC backed by restricted cash collateral of $750 as of December 30, 2017. This restricted cash collateral was transferred with the sale of ApplianceSmart. See Note 17, long term obligations, for additional information.

Note 15:        Notes payable – short term

On August 18, 2017, the Company, as part of its’ acquisition of GeoTraq, issued unsecured promissory notes to the sellers of GeoTraq with interest at the annual rate of interest of 1.29% maturing on August 18, 2018. The original balance of the notes payable – short term was $800. The outstanding balance of the notes payable – short term as of December 30, 2017 is $300. Interest accrued is included in accrued expenses. See Note 5.

Note 16:       Income taxes

For fiscal year 2017, we recorded an income tax benefit of $3,441. For fiscal year 2016, we recorded an income tax benefit of $49. As of December 30, 2017, we maintained a valuation allowance of $1,102 against our net operating loss carryforwards, foreign tax credits and all deferred tax assets in Canada, principally net operating losses.

The benefit of income taxes for fiscal years 2017 and 2016 consisted of the following:

	For the fiscal years ended
	December 30, 2017	December 31, 2016
Current tax expense (benefit):
Federal	$–	$12
State	34	36
Foreign	–	–
Current tax expense (benefit)	$34	$48
Deferred tax expense - domestic	(3,475)	(97)
Deferred tax expense - foreign	–	–
Benefit of income taxes	$(3,441)	$(49)

A reconciliation of our benefit of income taxes with the federal statutory tax rate for fiscal years 2017 and 2016 is shown below:

	For the fiscal years ended
	December 30, 2017	December 31, 2016
Income tax expense at statutory rate	$(995)	$(617)
Portion attributable to noncontrolling interest at statutory rate	–	107
State tax expense, net of federal tax effect	(141)	(69)
Permanent differences	55	20
Change in tax rates	(3,107)	–
Change in valuation allowance	590	414
Other	157	96
	$(3,441)	$(49)

Loss before benefit of income taxes and noncontrolling interest was derived from the following sources for fiscal years 2017 and 2016 as shown below:

	For the fiscal years ended
	December 30, 2017	December 31, 2016
United States	$(2,835)	$(1,677)
Canada	(90)	(137)
	$(2,925)	$(1,814)

The components of net deferred tax assets (liabilities) as of December 30, 2017 and December 31, 2016, are as follows:

	December 30, 2017	December 31, 2016
Current deferred tax assets (liabilities):
Allowance for bad debts	$16	$21
Accrued expenses	1,107	1,651
Inventory	80	192
Accrued compensation	23	175
Reserves	4	26
Prepaid expenses	(125)	(56)
	1,105	2,009
Less: valuation allowance	–	–
Total current deferred tax assets (liabilities)	1,105	2,009

Long term deferred tax assets (liabilities):
Net operating loss	1,217	709
Capital loss	–	104
Tax credits	473	473
Share-based compensation	302	354
Intangibles	(6,615)	–
Property and equipment	(72)	(596)
Deferred rent	16	337
Unrealized losses (gains)	132	600
Section 481(a) adjustment	(44)	(67)
Investments	–	(1,269)
Other	11	(61)
	(4,580)	584
Less: valuation allowance	(1,102)	(512)
Total long term deferred tax assets (liabilities)	(5,682)	72
Net deferred tax assets (liabilities)	$(4,577)	$2,081

The deferred tax amounts have been classified in the accompanying consolidated balance sheets as follows:

	December 30, 2017	December 31, 2016

Non-current assets	$–	$2,081
Non-current liabilities	4,577	–
	$4,577	$2,081

As of December 30, 2017, the Company has net operating loss carryforwards of approximately $1.3 million for federal income tax purposes, which will be available to offset future taxable income. Due to recent tax legislation, these net operating losses are eligible for indefinite carryforward, limited by certain taxable income limitations and Sec. 382 limitations related to changes in control. The Company has certain foreign tax credits available but has recorded a full valuation allowance against these tax credits until the Company has sufficient foreign source income to utilize these credits. The Company has state net operating loss carryforwards of approximately $1.0 million, but has provided a partial valuation allowance of approximately $0.7 million on certain state net operating losses due to sufficient income in those jurisdictions.

The Company annually conducts an analysis of its uncertain tax positions and has concluded that it has no uncertain tax positions as of December 30, 2017. The Company’s policy is to record uncertain tax positions as a component of income tax expense. The Company is not under examination by any jurisdiction as of December 30, 2017.

Due to recent tax legislation that occurred on December 22, 2017 the federal corporate income tax rate was reduced to a flat 21%, which provides a significant income tax benefit to our Company in future reporting periods. The Company recognized a tax benefit of approximately $3.1 million related to adjusting our deferred tax balances to reflect the new corporate tax rate.

Note 17:       Long term obligations

Long term debt, capital lease and other financing obligations as of December 30, 2017, and December 31, 2016, consist of the following:

	December 30, 2017	December 31, 2016
PNC term loan	$–	$1,020
MidCap financial trust asset based revolving loan	5,605	–
AFCO Finance	367	–
Susquehanna term loans	–	3,242
GE 8% loan agreement	482	482
EEI note	103	103
PIDC 2.75% note, due in month installments of $3, including interest, due October 2024	–	287
Capital leases and other financing obligations	30	564
Debt issuance costs, net	(1,010)	(779)
Total debt obligations	5,577	4,919
Less current maturities	(5,577)	(2,093)
Long-term debt obligations, net of current maturities	$–	$2,826

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

On December 30, 2017 and December 31, 2016, our available borrowing capacity under the Credit Agreement is $1,031 and $0, respectively. The weighted average interest rate for the period of May 10, 2017 through December 30, 2017 was 8.29%. We borrowed $62,845 and repaid $57,240 on the Credit Agreement during the period of May 10, 2017 through December 30, 2017, leaving an outstanding balance on the Credit Agreement of $5,605 and $0 at December 30, 2017 and December 31, 2016, respectively. The debt issuance costs for the MidCap Revolver are $546. The un-amortized debt issuance costs for the MidCap Revolver as of December 30, 2017 are $442.

On September 20, 2017, we received a written notice of default, dated September 20, 2017 (the “Notice of Default”), from MidCap Funding X Trust (the “Agent”), asserting that events of default had occurred with respect to the Credit Agreement. The Agent alleges in the Notice of Default that, as a result of the Company’s recent acquisition of GeoTraq, and the issuance of promissory notes to the stockholders of GeoTraq in connection with such acquisition, the Borrowers have failed to comply with certain terms of the Loan Agreement, and that such failure constitutes one or more Events of Default under the Loan Agreement. Specifically, the Notice of Default states that as a result of the acquisition and related issuance of promissory notes, the Borrowers have failed to comply with (i) a covenant not to incur additional indebtedness other than Permitted Debt (as defined in the Loan Agreement), without the Agent’s prior written consent, and a covenant not to make acquisitions or investments other than Permitted Acquisitions or Permitted Investments (as defined in the Credit Agreement). The Notice of Default also states that the Borrowers’ failure to pledge the stock in GeoTraq as collateral under the Credit Agreement and to make GeoTraq a “Borrower “under the Credit Agreement will become an Event of Default if not cured within the applicable cure period. The Agent reserved the right to avail itself of any other rights and remedies available to it at law or by contract, including the right to (a) withhold funding, increase reserves and suspend making further advances under the Credit Agreement, (b) declare all principal, interest and other sums owing in connection with the Credit Agreement immediately due and payable in full, (c) charge the Default Rate on amounts outstanding under the Credit Agreement, and/or (d) exercise one or more rights and remedies with respect to any and all collateral securing the Credit Agreement.

The Agent did not declare the amounts outstanding under the Credit Agreement to be immediately due and payable but imposed the default rate of interest, which is 5% in excess of the rates otherwise payable under the Loan Agreement), effective as of August 18, 2017 and continuing until the Agent notifies the Borrowers that the specified Events of Default have been waived and no other Events of Default exist. The Company strongly disagreed with the Lenders that any Event of Default had occurred.

On March 22, 2018, the Company terminated the Credit and Security Agreement (the“Credit Agreement”) by and among the Company and the subsidiaries of the Company as borrowers (the “Borrowers”), on the one hand, and MidCap Financial Trust, as administrative agent and lender (the “Lender”), on the other hand, together with the related revolving loan note and pledge agreement. The Company did not incur any termination penalties as a result of the termination of the Credit Agreement. The Company is classifying the MidCap Revolver as a current liability until March 22, 2018, at which time the MidCap Revolver was terminated and paid in full. The security interests held by the Lender in substantially all Company assets were released following termination and payoff on March 22, 2018.

GE

On August 14, 2017 as a part of the sale of the Company’s equity interest in AAP, Recleim LLC, a Delaware limited liability company (“Recleim”), agreed to undertake, pay or assume the Company’s GE obligations consisting of a promissory note (GE 8% loan agreement) and other payables which were incurred after the issuance of such promissory note. Recleim has agreed to indemnify and hold ARCA harmless from any action to be taken by GE relating to such obligations. The Company has an offsetting receivable due from Recleim.

AFCO Finance

On June 16, 2017, we entered into a financing agreement with AFCO Credit Corporation (“AFCO”) to fund the annual premiums on insurance policies purchased through Marsh Insurance. These policies relate to workers’ compensation and various liability policies including, but not limited to, General, Auto, Umbrella, Property, and Directors’ and Officers’.  The total amount of the premiums financed is $1,070 with an interest rate of 3.567%. An initial down payment of $160 was paid on June 16, 2017 and an additional 10 monthly payments of $92 will be made beginning July 1, 2017 and ending April 1, 2018. The outstanding principal at the end of December 30, 2017 and December 31, 2016 was $367 and $0, respectively.

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

Energy Efficiency Investments LLC

On November 8, 2016, the Company entered into a securities purchase agreement with Energy Efficiency Investments, LLC, pursuant to which the Company agreed to issue up to $7,732 principal amount of 3% Original Issue Discount Senior Convertible Promissory Notes of the Company and related common stock purchase warrants. These notes will be issued from time to time, up to such aggregate principal amount, at the request of the Company, subject to certain conditions, or at the option of Energy Efficiency Investments, LLC. Interest accrues at the rate of eight percent per annum on the principal amount of the notes outstanding from time to time, and is payable at maturity or, if earlier, upon conversion of these notes. The principal amount of these notes outstanding at December 30, 2017 and December 31, 2016, was $103. The debt issuance costs of the EEI note are $740. The un-amortized debt issuance costs of the EEI note as of December 30, 2017 are $568.

Note 18:       Commitments and Contingencies

Litigation

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

On November 6, 2015, a complaint was filed in the Minnesota District Court for Hennepin County, Minnesota, by David Gray and Michael Boller, purporting to bring suit derivatively on behalf of the Company against twelve current and former officers and directors of the Company. The complaint alleged that the defendants breached their fiduciary duties to the Company, and that the defendants have been unjustly enriched as a result thereof. The complaint sought damages, disgorgement, an award of attorneys’ fees and other expenses, and an order compelling changes to the Company’s corporate governance and internal procedures. The Company and the other defendants vigorously denied plaintiffs’ allegations and have not admitted any liability or wrongdoing as part of the settlement. The court made no findings or determinations with respect to the merit of plaintiffs’ claims, and no payment is being made by the Company or the other defendants. The parties have reached a settlement that fully resolves plaintiffs’ claims and provides for the release of all claims asserted in the litigation. On August 2, 2017, the court entered an order granting preliminary approval of the settlement. On September 29, 2017, the court issued an order granting final approval of the settlement. As a condition of the settlement, the Company has agreed to provide certain training to employees in the Company’s accounting department within one year of the settlement. The court also granted an application by plaintiffs’ counsel for attorneys’ fees, to be paid by the Company’s insurance carrier. Other than this award of attorneys’ fees, no payment or other consideration was paid by the Company nor its officers or directors in connection with the settlement.

On December 29, 2016, ARCA served a Minnesota state court complaint for breach of contract on Skybridge Americas, Inc. (“SA”), ARCA’s primary call center vendor throughout 2015 and most of 2016. ARCA seeks damages in the millions of dollars as a result of alleged overcharging by SA and lost client contracts. On January 25, 2017, SA served a counterclaim for unpaid invoices in the amount of approximately $460,000 plus interest and attorneys’ fees. On March 29, 2017, the Hennepin County district court dismissed ARCA’s breach of contract claim based on SA’s overuse of its Canadian call center but permitted ARCA’s remaining claims to proceed. On October 24, 2017, ARCA filed a motion for partial summary judgment; SA cross-motioned on November 6, 2017. On January 8, 2018, judgment was entered in SA’s favor, which was amended as of February 28, 2018 for a total amount of $613,566.32 including interest and attorneys’ fees. On March 2, 2018, ARCA appealed the judgment to the Minnesota Court of Appeals. The appeal is in progress.

On November 15, 2016, ARCA served an arbitration demand on Haier US Appliance Solutions, Inc., dba GE Appliances (“GEA”), alleging breach of contract and interference with prospective business advantage. ARCA seeks over $2 million in damages. On April 18, 2017, GEA served a counterclaim for approximately $337,000 in alleged obligations under the parties’ recycling agreement. Simultaneously with serving its counterclaim in the arbitration, which is venued in Chicago, GEA filed a complaint in the United States District Court for the Western District of Kentucky seeking damages of approximately $530,000 plus interest and attorneys’ fees allegedly owed under a previous agreement between the parties. On December 12, 2017, the court stayed GEA’s complaint in favor of the arbitration. Under the terms of ARCA’s transaction with Recleim LLC, Recleim LLC is obligated to pay GEA on ARCA’s behalf the amounts claimed by GEA in the arbitration and in the lawsuit pending in Kentucky. Those amounts have been paid into escrow pending the outcome of the arbitration. The parties have selected an arbitrator and the arbitration was deemed to have commenced as of May 29, 2018.

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

Operating Leases

The Company leases its office space and recycling centers under non-cancelable operating leases expiring through fiscal year 2017. Rent expense under these leases for continuing operations was $1,450 and $2,062 for the fiscal years ended December 30, 2017 and December 31, 2016, respectively. Rent expense may include certain common area charges such as taxes, maintenance, utilities and insurance.

Future minimum annual rental commitments under noncancelable operating lease agreements as of December 30, 2017 are as follows:

Fiscal year 2018	$1,160
Fiscal year 2019	636
Fiscal year 2020	252
Fiscal year 2021	171
Fiscal year 2022	92
Thereafter	–
$2,311

Note 19:       Series A preferred stock

On August 18, 2017, the Company acquired GeoTraq by way of merger. GeoTraq is a development stage company that is engaged in the development, manufacture, and, ultimately, we expect, sale of cellular transceiver modules, also known as Cell-ID modules. As a result of this transaction, GeoTraq became a wholly-owned subsidiary of the Company. In connection with this transaction, the Company tendered to the owners of GeoTraq $200, issued to them an aggregate of 288,588 shares (number of shares specific – not rounded) of the Company’s Series A Convertible Preferred Stock valued at $14,964, including the beneficial conversion feature of $2,641, and entered into one-year unsecured promissory notes in the aggregate principal amount of $800.

In connection with the designation and issuance of the Series A Preferred Stock, we filed a Certificate of Designation with the Secretary of State of the State of Minnesota. On November 9, 2017, we filed a Certificate of Correction with the Minnesota Secretary of State. The following summary of the Series A Preferred Stock and Certificate of Designation does not purport to be complete and is qualified in its entirety by reference to the provisions of applicable law and to the Certificate of Designation and Certificate of Correction, which is filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended July 1, 2017, and Certificate of Correction, which is filed as Exhibit 3.2. hereto.

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

Subject to the third sentence of this paragraph, each holder of a share of Series A Preferred Stock has the right, exercisable at any time and from time to time (unless otherwise prohibited by law, rule or regulation, or as restricted below), to convert any or all of such holder’s shares of Series A Preferred Stock into shares of our common stock at the conversion ratio. The “conversation ratio” per share of the Series A Preferred Stock is a ratio of 1:100, meaning every share of Series A Preferred Stock, if and when converted into shares of our common stock, converts into 100 shares of our common stock. Notwithstanding anything to the contrary in the Certificate of Designation, a holder of Series A Preferred Stock may not convert any of such holder’s shares and we may not issue any shares of our common stock in connection with a conversation that would trigger any Nasdaq requirement to obtain shareholder approval prior to such conversion or issuance in connection with such conversion that would be in excess of that number of shares of common stock equivalent to 19.9% of the number of shares of common stock as of August 18, 2017; provided, however, that holders of the Series A Preferred Stock may effectuate any conversion and we are obligated to issue shares of common stock in connection with a conversion that would not trigger such a requirement. The foregoing restriction is of no further force or effect upon the approval of our stockholders in compliance with Nasdaq’s shareholder voting requirements. Notwithstanding anything to the contrary contained in the Certificate of Designation, the holders of the Series A Preferred Stock may not effectuate any conversion and we may not issue any shares of common stock in connection with a conversion until the later of (x) February 28, 2018 or (y) sixty-one days following the date on which our stockholders have approved the voting, conversion, and other potential rights of the holders of Series A Preferred Stock described in the Certificate of Designation in accordance with the relevant Nasdaq requirements.

Redemption

The shares of Series A Preferred Stock have no redemption rights.

Preemptive Rights

Holders of shares of Series A Preferred Stock are not entitled to any preemptive rights in respect to any securities of the Company, except as set forth in the Certificate of Designation or any other document agreed to by us.

Voting Rights

Each holder of a share of Series A Preferred Stock has a number of votes as is determined by multiplying (i) the number of shares of Series A Preferred Stock held by such holder and (ii) 100. The holders of Series A Preferred Stock vote together with all other classes and series of common and preferred stock of the Company as a single class on all actions to be taken by the common stockholders of the Company, except to the extent that voting as a separate class or series is required by law. Notwithstanding anything to the contrary herein, the holders of the Series A Preferred Stock may not engage in any vote where the voting power would trigger any Nasdaq requirement to obtain shareholder approval; provided, however, the holders do have the right to vote that portion of their voting power that would not trigger such a requirement. The foregoing voting restriction lapses upon the requisite approval of the shareholders in compliance with Nasdaq’s shareholder voting requirements in effect at the time of such approval.

Protective Provisions

Without first obtaining the affirmative approval of a majority of the holders of the shares of Series A Preferred Stock, we may not directly or indirectly (i) increase or decrease (other than by redemption or conversion) the total number of authorized shares of Series A Preferred Stock; (ii) effect an exchange, reclassification, or cancellation of all or a part of the Series A Preferred Stock, but excluding a stock split or reverse stock split or combination of the common stock or preferred stock; (iii) effect an exchange, or create a right of exchange, of all or part of the shares of another class of shares into shares of Series A Preferred Stock; or (iv) alter or change the rights, preferences or privileges of the shares of Series A Preferred Stock so as to affect adversely the shares of such series, including the rights set forth in this Designation; provided, however, that we may, without any vote of the holders of shares of the Series A Preferred Stock, make technical, corrective, administrative or similar changes to the Certificate of Designation that do not, individually or in the aggregate, materially adversely affect the rights or preferences of the holders of shares of the Series A Preferred Stock.

Note 20:       Shareholders’ Equity

Common Stock: Our Articles of Incorporation authorize fifty million shares of common stock that may be issued from time to time having such rights, powers, preferences and designations as the Board of Directors may determine.  During fiscal year 2017, 220 shares of common stock were granted and issued in lieu of professional services at a fair value of $272. During fiscal year 2016, 50 shares of common stock were granted from the 2011 Stock Compensation Plan (the “2011 Plan”) to the Company’s CEO and the corresponding fair value of $62 was included in share-based compensation. 85 shares of common stock were granted from the 2011 Plan to a contractor in lieu of professional services and the corresponding fair value of $88 was included in selling, general and administrative expenses. 620 shares of common stock were granted and issued at fair value of $694 for entering into a convertible note agreement as debt issuance cost. As of December 30, 2017, and December 31, 2016, there were 6,875 and 6,655 shares, respectively, of common stock issued and outstanding.

Stock options: The 2016 Plan authorizes the granting of awards in any of the following forms: (i) incentive stock options, (ii) nonqualified stock options, (iii) restricted stock awards, and (iv) restricted stock units, and expires on the earlier of October 28, 2026, or the date that all shares reserved under the 2016 Plan are issued or no longer available. The 2016 Plan provides for the issuance of up to 2,000 shares of common stock pursuant to awards granted under the 2016 Plan. Options granted to employees typically vest over two years, while grants to non-employee directors vest in six months. As of December 30, 2017, 20 options were outstanding under the 2016 Plan. Our 2011 Plan authorizes the granting of awards in any of the following forms: (i) stock options, (ii) stock appreciation rights, and (iii) other share-based awards, including but not limited to, restricted stock, restricted stock units or performance shares, and expires on the earlier of May 12, 2021, or the date that all shares reserved under the 2011 Plan are issued or no longer available. Options granted to employees typically vest over two years, while grants to non-employee directors vest in six months. As of December 30, 2017, 485 options were outstanding under the 2011 Plan. No additional awards will be granted under the 2011 Plan after the adoption of the 2016 Plan. Our 2006 Stock Option Plan (the “2006 Plan”) expired on June 30, 2011, but the options outstanding under the 2006 Plan continue to be exercisable in accordance with their terms. As of December 30, 2017, 123 options were outstanding to employees and non-employee directors under the 2006 Plan. We issue new common stock when stock options are exercised. The Company periodically grants stock options that vest based upon the achievement of performance targets. For performance-based options, the Company evaluates the likelihood of the targets being met and records the expense over the probable vesting period.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for fiscal year 2016 – no options were issued in 2017. Expected dividend yield zero. Expected stock price volatility 85.44%. Risk-free interest rate 2.16%. Expected life of options in years, ten.

Additional information relating to all outstanding options is as follows (in thousands, except per share data):

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Balance January 2, 2016	780	$2.70	$–	5.23
Granted	30	1.05
Exercised	–
Cancelled/expired	(51)	0.88
Forfeited	(49)	2.85
Balance at December 31, 2016	710	2.62	$–	4.66
Granted	–
Exercised	–
Cancelled/expired	(83)	3.04
Forfeited	–
Balance at December 30, 2017	627	$2.56	$–	4.22

The weighted average fair value per option of options granted during fiscal year 2016 was $1.12. We recognized share-based compensation expense related to option grants of $32 and $245 for fiscal years 2017 and 2016, respectively.  The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $1.04 on December 29, 2017, which theoretically could have been received by the option holders had all option holders exercised their options as of that date.  As of December 30, 2017, December 31, 2016 and January 2, 2016, there were no in-the-money options exercisable.

Based on the value of options outstanding as of December 31, 2017, we do not estimate any future share-based compensation expense for existing options issued. This estimate does not include any expense for additional options that may be granted and vest in subsequent years.

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

As of December 30, 2017, and December 31, 2016, we had fully vested warrants outstanding to purchase 24 shares of common stock at a price of $3.55 per share and expire in May 2020 and 167 shares of common stock at a price of $0.68 per share.

Preferred Stock:  Our Articles of Incorporation authorize two million shares of preferred stock that may be issued from time to time in one or more series having such rights, powers, preferences and designations as the Board of Directors may determine.  In 2017, 288,588 shares (number specific – not rounded) of preferred stock were issued for the Geo Traq acquisition. See Note 19.

Note 21:       Earnings per share

Net earnings per share is calculated using the weighted average number of shares of common stock outstanding during the applicable period. Basic weighted average common shares outstanding do not include shares of restricted stock that have not yet vested, although such shares are included as outstanding shares in the Company’s Consolidated Balance Sheet. Diluted net earnings per share is computed using the weighted average number of common shares outstanding and if dilutive, potential common shares outstanding during the period. Potential common shares consist of the additional common shares issuable in respect of restricted share awards, stock options and convertible preferred stock.

The following table presents the computation of basic and diluted net earnings per share:

	For the fiscal year ended
	December 30, 2017	December 31, 2016
Basic

Net income (loss) from continuing operations	$5,893	$(152)
Net loss from discontinued operations and loss on sale, net of tax	(5,775)	(1,299)
Net income (loss)	$118	$(1,451)

Basic earnings (loss) per share:
Basic income (loss) per share from continued operations	$0.88	$(0.03)
Basic loss per share - discontinued operations and loss on sale, net of tax	(0.86)	(0.21)
Basic income (loss) per share	$0.02	$(0.24)

Weighted average common shares outstanding	6,708	6,054

Diluted

Diluted earnings (loss) per share:
Diluted income (loss) per share from continued operations	$0.87	$(0.03)
Diluted loss per share - discontinued operations and loss on sale, net of tax	(0.85)	(0.21)
Diluted income (loss) per share	$0.02	$(0.24)

Weighted average common shares outstanding	6,708	6,054
Add: Options	–	–
Add: Common Stock Warrants	50	167
Assumed diluted weighted average common shares outstanding	6,758	6,221

Potentially dilutive securities were excluded from the calculation of diluted net income per share for years ended December 30, 2017 and December 31, 2016. The weighted average number of dilutive securities excluded were 651 and 900, respectively for each fiscal year, because the effects were anti-dilutive based on the application of the treasury stock method. Series A preferred shares issued and outstanding are excluded from dilutive securities until the conditions for conversion have been satisfied. See Note 19.

Note 22:       Major customers and suppliers

For the fiscal year ended December 30, 2017, no customer represented more than 10% of our total revenues. For the fiscal year ended December 31, 2016, no customer represented more than 10% of our total revenues. As of December 30, 2017, two customers, each represented more than 10% of our total trade receivables, for a total of 41% of our total trade receivables. As of December 31, 2016, two customers, each represented more than 10% of our total trade receivables, for a total of 25% of our total trade receivables.

During the two fiscal years ended December 30, 2017 and December 31, 2016, we purchased a vast majority of appliances for resale from three suppliers. We have and are continuing to secure other vendors from which to purchase appliances. However, the curtailment or loss of one of these suppliers or any appliance supplier could adversely affect our operations.

Note 23:       Defined contribution plan

We have a defined contribution salary deferral plan covering substantially all employees under Section 401(k) of the Internal Revenue Code. We contribute an amount equal to 10 cents for each dollar contributed by each employee up to a maximum of 5% of each employee’s compensation. We recognized expense for contributions to the plans of $90 and $62 for fiscal years 2017 and 2016, respectively.

Note 24:       Segment information

We operate within targeted markets through two reportable segments for continuing operations: recycling and technology. The recycling segment includes all fees charged and costs incurred for collecting, recycling and installing appliances for utilities and other customers. The recycling segment also includes byproduct revenue, which is primarily generated through the recycling of appliances and includes all revenues from AAP up until the date of deconsolidation August 15, 2017. The nature of products, services and customers for both segments varies significantly. As such, the segments are managed separately. Our Chief Executive Officer has been identified as the Chief Operating Decision Maker (“CODM”). The CODM evaluates performance and allocates resources based on sales and income from operations of each segment. Income from operations represents revenues less cost of revenues and operating expenses, including certain allocated selling, general and administrative costs. There are no intersegment sales or transfers. Our retail segment comprised of ApplianceSmart was sold on December 30, 2017, see Note 7.

The following tables present our segment information for continuing operations for fiscal years 2017 and 2016:

	Year Ended
	December 30, 2017	December 31, 2016
Revenues
Recycling	$41,544	$40,459
Technology	–	–
Total Revenues	$41,544	$40,459

Gross profit
Recycling	$13,145	$12,359
Technology	–	–
Total Gross profit	$13,145	$12,359

Operating income
Recycling	$1,300	$1,119
Technology	(1,531)	–
Total Operating income	$(231)	$1,119

Depreciation and amortization
Recycling	$750	$959
Technology	1,397	–
Total Depreciation and amortization	$2,147	$959

Interest expense
Recycling	$894	$1,168
Technology	–	–
Total Interest expense	$894	$1,168

Net income (loss) before provision for income taxes
Recycling	$5,598	$(40)
Technology	(1,531)	–
Total Net income (loss) before provision for income taxes	$4,067	$(40)

	As of	As of
	December 30,	December 31,
	2017	2016
Assets
Recycling	$21,745	$24,251
Technology	25,146	–
Total Assets	$46,891	$24,251

Goodwill and intangible assets
Recycling	$19	$57
Technology	24,699	–
Total Goodwill and intangible assets	$24,718	$57

Certain items have been reclassified from prior year for presentation with no effect to net income.

Note 25:       Related parties

Tony Isaac, the Company’s Chief Executive Officer, is the father of Jon Isaac, Chief Executive Officer of Live Ventures Incorporated and managing member of Isaac Capital Group LLC, a 9% shareholder of the Company. Tony Isaac, Chief Executive Officer, Virland Johnson, Chief Financial Officer, Richard Butler, Board of Directors member, and Dennis Gao, Board of Directors member of the Company, are Board of Directors, Chief Financial Officer, Board of Directors member, and Board of Directors members of, respectively, Live Ventures Incorporated. The Company also shares certain executive and legal services with Live Ventures Incorporated. The total services were $30 for the year ending December 30, 2017. Customer Connexx rents approximately 9,879 square feet of office space from Live Ventures Incorporated at its Las Vegas, NV office. The total rent and common area expense was $213 for the year ending December 30, 2017.

On December 30, 2017, ApplianceSmart Holdings LLC (the “Purchaser”), a wholly owned subsidiary of Live Ventures Incorporated, entered into a Stock Purchase Agreement (the “Agreement”) with the Company and ApplianceSmart, Inc. (“ApplianceSmart”), a subsidiary of the Company. ApplianceSmart is a 17-store chain specializing in new and out-of-the-box appliances with annualized revenues of approximately $65 million. Pursuant to the Agreement, the Purchaser purchased from the Company all the issued and outstanding shares of capital stock (the “Stock”) of ApplianceSmart in exchange for $6,500 (the “Purchase Price”). Effective April 1, 2018, Purchaser issued the Company a promissory note with a three-year term in the original principal amount of $3,919,494 (exact amount) for the balance of the purchase price. ApplianceSmart is guaranteeing the repayment of this promissory note. See Note 7.

Note 26:       Subsequent events

ApplianceSmart, Inc. Financing

As previously announced by Appliance Recycling Centers of America, Inc. (the “Company” or “ARCA”), on December 30, 2017, ApplianceSmart Holdings LLC, a wholly-owned subsidiary of Live Ventures Incorporated (the “Purchaser”), entered into a Stock Purchase Agreement (the “Agreement”) with the Company (the “Seller”) and ApplianceSmart, Inc. (“ApplianceSmart”), a wholly owned subsidiary of the Seller. Pursuant to the Agreement, the Purchaser purchased (the “Transaction”) from the Seller all of the issued and outstanding shares of capital stock of ApplianceSmart in exchange for $6,500 (the “Purchase Price”). The Purchaser was required to deliver the Purchase Price, and a portion of the Purchase Price was delivered, to the Seller prior to March 31, 2018. Between March 31, 2018 and April 24, 2018, the Purchaser and the Seller negotiated in good faith the method of payment of the remaining outstanding balance of the Purchase Price. On April 25, 2018, the Purchaser delivered to the Seller that certain Promissory Note (the “ApplianceSmart Note”) in the original principal amount of $3,919 (the “Original Principal Amount”), as such amount may be adjusted per the terms of the ApplianceSmart Note. The ApplianceSmart Note is effective as of April 1, 2018 and matures on April 1, 2021 (the “Maturity Date”). The ApplianceSmart Note bears interest at 5% per annum with interest payable monthly in arrears. Ten percent of the outstanding principal amount will be repaid annually on a quarterly basis, with the accrued and unpaid principal due on the Maturity Date. ApplianceSmart has agreed to guaranty repayment of the ApplianceSmart Note. The remaining $2,581 of the Purchase Price was paid in cash by the Purchaser to the Seller. The Purchaser may reborrow funds, and pay interest on such reborrowings, from the Seller up to the Original Principal Amount.

MidCap Financial Termination of Credit and Security Agreement

On March 22, 2018, Appliance Recycling Centers of America, Inc. terminated a Credit and Security Agreement (the “Credit Agreement”) of MidCap Financial Trust together with the related revolving loan note and pledge agreement. ARCA has no further obligations (financial or otherwise) to MidCap Financial Trust and did not incur any termination penalties as a result of the termination of the Credit Agreement.

Prestige Capital

On March 26, 2018, Appliance Recycling Centers of America, Inc. (“ARCA”) entered into a purchase and sale agreement with Prestige Capital Corporation (“Prestige Capital”), whereby from time to time ARCA can factor certain accounts receivable to Prestige Capital up to a maximum advance and outstanding balance of $7,000. Discount fees ultimately paid depend upon how long an invoice and related amount is outstanding from ARCA’s customer. Prestige Capital has been granted a security interest in all ARCA accounts receivable. The term of the purchase and sale agreement is six months from March 26, 2018.

Reincorporation in the State of Nevada

On March 12, 2018, Appliance Recycling Centers of America, Inc. (the “Company”) changed its state of incorporation from the State of Minnesota to the State of Nevada (the “Reincorporation”) pursuant to a plan of conversion, dated March 12, 2018 (the “Plan of Conversion”). The Reincorporation was accomplished by the filing of (i) articles of conversion (the “Minnesota Articles of Conversion”) with the Secretary of State of the State of Minnesota and (ii) articles of conversion (the “Nevada Articles of Conversion”) and articles of incorporation (the “Nevada Articles of Incorporation”) with the Secretary of State of the State of Nevada. Pursuant to the Plan of Conversion, the Company also adopted new bylaws (the “Nevada Bylaws”).

The Reincorporation was previously submitted to a vote of, and approved by, the Company’s stockholders at its 2017 Annual Meeting of Stockholders held on November 21, 2017 (the “Annual Meeting”). Upon the effectiveness of the Reincorporation:

–	the affairs of the Company ceased to be governed by the Minnesota Business Corporation Act, the Company’s existing Articles of Incorporation and the Company’s existing Bylaws, and the affairs of the Company became subject to the Nevada Revised Statutes, the Nevada Articles of Incorporation and the Nevada Bylaws;
–	each outstanding share of the Minnesota corporation’s common stock and Series A Preferred Stock converted into an outstanding share of the Nevada corporation’s common stock and Series A Preferred Stock, respectively;
–	each outstanding option to acquire shares of the Minnesota corporation’s common stock converted into an equivalent option to acquire, upon the same terms and conditions (including the vesting schedule and exercise price per share applicable to each such option), the same number of shares of the Nevada corporation’s common stock;
–	each employee benefit, stock option or other similar plan of the Minnesota corporation continued to be an employee benefit, stock option or other similar plan of the Nevada corporation; and
–	each director and officer of the Minnesota corporation continued to hold his or her respective position with the Nevada corporation.

Certain rights of the Company’s stockholders were also changed as a result of the Reincorporation, as described in the Company’s Definitive Proxy Statement on Schedule 14A for the Annual Meeting filed with the Securities and Exchange Commission on October 25, 2017, under the section entitled “Proposal 3 – Approval of the Reincorporation of the Company from the State of Minnesota to the State of Nevada – Significant Differences Related to State Law”, which description is incorporated in its entirety herein by reference.

The Reincorporation did not affect any of the Company’s material contracts with any third parties, and the Company’s rights and obligations under such material contractual arrangements continue to be rights and obligations of the Company after the Reincorporation. The Reincorporation did not result in any change in headquarters, business, jobs, management, location of any of the offices or facilities, number of employees, assets, liabilities or net worth (other than as a result of the costs incident to the Reincorporation) of the Company.

The Reincorporation did affect the par value of the Company’s common shares from no par value to a par value of .001 per common share.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

On March 5, 2018, the Company engaged Weinberg & Company, P.A. (“Weinberg”) as its independent registered public accounting firm and dismissed Anton & Chia, LLP (“A&C”) from that role. The change in accountants was approved by the Company’s Audit Committee of the board of directors (“the Audit Committee”). The audit report of A&C on the Company’s financial statements for the fiscal year ended December 31, 2016 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. The Company had no “disagreements” (as described in Item 304(a)(1)(iv) of Regulation S-K) with A&C on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

On March 22, 2018, the Audit Committee determined to dismiss Weinberg & Company, P.A. (“Weinberg”), the Company’s independent registered public accounting firm. The Company dismissed Weinberg on March 22, 2018. Weinberg did not audit nor provide an opinion on any of the Company’s financial statements. During the Company’s most recent fiscal year ended December 31, 2016, and for the subsequent interim period through March 22, 2018, the Company had no “disagreements” (as described in Item 304(a)(1)(iv) of Regulation S-K) with Weinberg on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Weinberg, would have caused it to make reference in connection with its opinion to the subject matter of the disagreements. During the Company’s fiscal year ended December 31, 2016, and for the subsequent interim period through March 22, 2018, there was no “reportable event” within the meaning of Item 304(a)(1)(v) of Regulation S-K.

On March 23, 2018, the Audit Committee approved the appointment of SingerLewak LLP (“SingerLewak”) as the Company’s new independent registered public accounting firm.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure control and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 30, 2017, the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 30, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 regarding Internal Control – Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of December 30, 2017.

Management noted two significant deficiencies in internal control when conducting their evaluation of internal control. (1) Insufficient or inadequate financial statement closing process. The cutoff procedures were not effective with certain accrued and deferred expenses. The Company failed to identify the existence of a beneficial conversion feature related to the issuance of the convertible series A preferred stock. (2) Inadequate separation of duties within a significant process. The cash receipt and cash reconciliation process are without adequate separation of duties. Additional procedures are necessary to have check and balance on significant transactions and governance with those charged with governance authority. Management also noted a deficiency in establishing and providing adequate support for transfer of title and ownership.

The Company’s management, including the Company’s CEO and CFO, do not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting will prevent or detect all error and all fraud. A control system, regardless of how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. These inherent limitations include the following: judgements in decision-making can be faulty, and control and process breakdowns can occur because of simple errors or mistakes, controls can be circumvented by individuals, acting alone or in collusion with each other, or by management override, the design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and officers of the Company and their ages as of December 30, 2017, are as follows:

Name	Position with Company	Age
Richard D. Butler	Director	69
Timothy Matula	Director	57
Dennis (De) Gao	Director	37
Tony Isaac	Director and Chief Executive Officer	63
Virland A. Johnson	Chief Financial Officer	57

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

Tony Isaac has been a director of the Company since May 2015 and Chief Executive Officer of the Company since May 2016. He served as Interim Chief Executive Officer of the Company from February 2016 until May 2016. Mr. Isaac has served as Financial Planning and Strategist/Economist of Live Ventures Incorporated (NASDAQ: LIVE), a holding company of diversified businesses, since July 2012. He is the Chairman and Co-Founder of Isaac Organization, a privately held investment company. Mr. Isaac has invested in various companies, both private and public from 1980 to present. Mr. Isaac’s specialty is negotiation and problem-solving of complex real estate and business transactions. Mr. Isaac has served as a director of Live Ventures Incorporated since December 2011. Mr. Isaac graduated from Ottawa University in 1981, where he majored in Commerce and Business Administration and Economics. Mr. Isaac has significant investment and financial expertise and public board experience.

Virland A. Johnson was appointed Chief Financial Officer of the Company on August 21, 2017. Mr. Johnson had previously served the Company as a consultant beginning in February 2017. Mr. Johnson also continues to serve as Chief Financial Officer for Live Ventures Incorporated, a holding company of diversified businesses (NASDAQ: LIVE). Prior to joining Live Ventures Incorporated, Mr. Johnson was Sr. Director of Revenue for JDA Software from February 2010 to April 2016, where he was responsible for revenue recognition determination, sales and contract support while acting as a subject matter expert. Prior to joining JDA, Mr. Johnson provided leadership and strategic direction while serving in C-Level executive roles in public and privately held companies such as Cultural Experiences Abroad, Inc., Fender Musical Instruments Corp., Triumph Group, Inc., Unitech Industries, Inc. and Younger Brothers Group, Inc. Mr. Johnson’s more than 25 years of experience is primarily in the areas of process improvement, complex debt financings, SEC and financial reporting, turn-arounds, corporate restructuring, global finance, merger and acquisitions and returning companies to profitability and enhancing shareholder value. Mr. Johnson holds a Bachelor’s degree in Accountancy from Arizona State University, and is a licensed Certified Public Accountant in Arizona.

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

Based solely on its review of copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 2017, its officers, directors and 10% shareholders timely complied with all Section 16(a) filing requirements, except as follows: Mr. Butler filed a late Form 4 on October 12, 2017, reporting the acquisition of 20,000 shares of our common stock.

Code of Ethics

Our Audit Committee has adopted a code of ethics applicable to our directors and officers (including our Chief Executive Officer and Chief Financial Officer) and other of our senior executives and employees in accordance with applicable rules and regulations of the SEC and The NASDAQ Stock Market.  A copy of the code of ethics may be obtained upon request, without charge, by addressing a request to Investor Relations, Appliance Recycling Centers of America, Inc., 175 Jackson Avenue North, Suite 102, Minneapolis, MN 55343.  The code of ethics is also posted on our website at www.arcainc.com under “Investor Relations — Corporate Governance.”

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

Audit Committee

The Audit Committee of the Board of Directors is comprised entirely of non-employee directors. In fiscal 2017, the members of the Audit Committee were Mr. Gao, Mr. Butler and Mr. Matula, each of whom was also an “independent” director as defined under NASDAQ rules. The Audit Committee is responsible for selecting and approving the Company’s independent auditors, for relations with the independent auditors, for review of internal auditing functions (whether formal or informal) and internal controls, and for review of financial reporting policies to assure full disclosure of financial condition. The Audit Committee operates under a written charter adopted by the Board of Directors, which is posted on the Company’s website at www.arcainc.com under the caption “Investor Relations - Corporate Governance.” The Board has determined that Mr. Butler is an “audit committee financial expert” as defined in SEC rules.

Compensation and Benefits Committee

The Compensation Committee of the Board of Directors is comprised entirely of non-employee directors. In fiscal 2017, the members of the Compensation Committee were Mr. Gao, Mr. Butler (Chairman) and Mr. Matula, each of whom was also an “independent” director as defined under NASDAQ rules. The Compensation Committee is responsible for review and approval of officer salaries and other compensation and benefits programs and determination of officer bonuses. Annual compensation for the Company’s executive officers, other than the CEO, is recommended by the CEO and approved by the Compensation Committee. The annual compensation for the CEO is recommended by the Compensation Committee and formally approved by the full Board of Directors. The Compensation Committee may approve grants of equity awards under the Company’s stock compensation plans.

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

Governance Committee

The Nominating and Corporate Governance Committee (the "Governance Committee") is comprised entirely of non-employee directors. In fiscal 2017, the members of the Governance Committee were Mr. Gao (Chairman), Mr. Butler and Mr. Matula, each of whom was also an “independent” director as defined under NASDAQ rules. The primary purpose of the Governance Committee is to ensure an appropriate and effective role for the Board of Directors in the governance of the Company.  The principal recurring duties and responsibilities of the Governance Committee include (i) making recommendations to the Board regarding the size and composition of the Board, (ii) identifying and recommending to the Board of Directors candidates for election as directors, (iii) reviewing the Board’s committee structure, composition and membership and recommending to the Board candidates for appointment as members of the Board’s standing committees, (iv) reviewing and recommending to the Board corporate governance policies and procedures, (v) reviewing the Company’s Code of Business Ethics and Conduct and compliance therewith, and (vi) ensuring that emergency succession planning occurs for the positions of Chief Executive Officer, other key management positions, the Board chairperson and Board members. The Governance Committee operates under a written charter adopted by the Board of Directors in March 2011, which is posted on the Company’s website at www.ARCAInc.com under the caption “Investor Relations - Corporate Governance.”

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

The following table sets forth the cash and non-cash compensation for fiscal years ended December 30, 2017 and December 31, 2016 earned by each person who served as Chief Executive Officer during 2017, and our other two most highly compensated executive officers who held office as of December 30, 2017 (“named executive officers”):

Summary Compensation Table for Fiscal Year Ended December 30, 2017

Name and Principal Position (1)	Year	Salary ($)	Bonus ($)	Stock Award ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Tony Isaac (2)	2017	550,253	--	--	--	--	550,253
Chief Executive Officer	2016	338,462	--	62,000 (3)	--	--	400,462

Virland A. Johnson (4) Chief Financial Officer	2017 2016	57,802 --	-- --	-- --	-- --	-- --	57,802 --

Bradley S. Bremer (5) President of ApplianceSmart, Inc.	2017 2016	162,968 169,950	-- --	-- --	-- --	-- --	162,968 169,950

James P. Harper (6) Chief Operating Officer	2017 2016	127,728 84,272	-- --	-- --	-- --	-- --	127,728 84,272

(1)	The Company only had two executive officers for the fiscal year ended December 30, 2017.

(2)	Mr. Isaac served as Interim Chief Executive Officer of the Company from February 29, 2016 until May 13, 2016, when he was appointed Chief Executive Officer of the Company. He was paid an annual salary of $550,000.

(3)	This amount reflects the fair value of a stock grant awarded to Mr. Isaac during fiscal 2016. The shares were fully vested upon grant. See Note 20 to the Company's consolidated financial statements.

(4)	Mr. Johnson was appointed Chief Financial Officer of the Company on August 21, 2017.

(5)	Effective October 26, 2017, the Company terminated the employment of Mr. Bremer.

(6)	Effective May 26, 2017, the Company terminated the employment of Mr. Harper.

Outstanding Equity Awards at December 30, 2017

The following table provides a summary of equity awards outstanding for our Named Executive Officers at December 30, 2017:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Tony Isaac	10,000	(1)	--	1.98	05/18/2025

Virland A. Johnson	--		--	--	--

Bradley S. Bremer (5)	5,000	(2)	--	4.25	02/24/2018
Bradley S. Bremer (5)	7,500	(3)	--	1.89	05/09/2020
Bradley S. Bremer (5)	15,000	(4)	--	3.00	02/26/2021

_______________________

(1)	Options granted May 18, 2015 and vested six months thereafter.

(2)	Options granted February 24, 2011 and vested twelve months thereafter.

(3)	Options granted May 9, 2013 and vested on various dates in the twenty-four months thereafter.

(4)	Options granted February 26, 2014 and will vest in three equal installments on each anniversary

(5)	Effective October 26, 2017, the Company terminated the employment of Mr. Bremmer.

Stock Option Plans

The Company uses stock options to attract and retain executives, directors, consultants and key employees. Stock options are currently outstanding under three stock option plans. The Company’s 2016 Equity Incentive Plan (the “2016 Plan”) was adopted by the Board of Directors in October 2016 and approved by the shareholders at the 2016 annual meeting of shareholders. Under the 2016 Plan, the Company has reserved an aggregate of 2,000,000 shares of its common stock for option grants. The Company’s 2011 Stock Compensation Plan (the “2011 Plan”) was adopted by the Board of Directors in March 2011 and approved by the shareholders at the 2011 annual meeting of shareholders. Under the 2011 Plan, the Company reserved an aggregate of 700,000 shares of its common stock for option grants. The 2011 Plan expired on December 29, 2016, but options granted under the 2011 Plan before it expired will continue to be exercisable in accordance with their terms. The Company’s 2006 Stock Option Plan (the “2006 Plan”) was adopted by the Board of Directors in March 2006 and approved by the shareholders at the 2006 annual meeting of shareholders. The 2006 Plan expired on June 30, 2011, but options granted under the 2006 Plan before it expired will continue to be exercisable in accordance with their terms. As of December 30, 2017, options to purchase an aggregate of 627,500 shares were outstanding, including options for 20,000 shares under the 2016 Plan, options for 484,500 shares under the 2011 Plan and options for 123,000 shares under the 2006 Plan. The Plans are administered by the Compensation Committee or the full Board of Directors acting as the Committee.

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

Compensation of Non-Employee Directors

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

The table below presents cash and non-cash compensation paid to non-employee directors during the last fiscal year.

Non-Management Director Compensation for Fiscal Year Ended December 30, 2017

Name (1)	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Dennis (De) Gao	25,500	--	--	25,500
Richard D. Butler	30,000	--	21,800 (2)	51,800
Timothy Matula	24,000	--	--	24,000

_______________________

(1)	The Chairperson of the Audit Committee received an additional annual fee of $6,000 and each other member of the Audit Committee received an additional annual fee of $6,000. All of the Company’s directors were reimbursed for reasonable travel expenses incurred in attending meetings.

(2)	These amounts reflect the fair value of the stock granted during fiscal 2017. Stock grants issued in fiscal 2016 were valued at the market price of the Company’s common stock on the date of grant. At fiscal year-end, the non-management directors held options to purchase shares of common stock as follows: Mr. Gao, 20,000 shares; Mr. Butler, 20,000 shares; and Mr. Matula, 10,000 shares.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth as of March 29, 2018 the beneficial ownership of common stock by each of the Company’s directors, each of the named executive officers, and all directors and executive officers of the Company as a group, as well as information about beneficial owners of 5% or more of the Company’s voting securities. Beneficial ownership includes shares that may be acquired in the next 60 days through the exercise of options or warrants.

Beneficial Owner	Position with Company	Number of Shares Beneficially Owned(1)	Percent of Outstanding Common(2)
Directors and executive officers:
Tony Isaac (4)	Director, Chief Executive Officer	60,000	*
Virland A. Johnson	Chief Financial Officer	–	*
Bradley S. Bremer (3) (4)	President of ApplianceSmart, Inc.	32,625	*
James P. Harper (8)	Chief Operating Officer	–	*
Richard D. Butler (4)	Director	40,000	*
Timothy M. Matula (4)	Director	10,000	*
Dennis (De) Gao (4)	Director	20,000	*
All directors and executive officers as a group (5 persons) (4)		162,625	2.4%
Other 5% shareholders:
Isaac Capital Group, LLC (5)		587,890	8.6%
Abacab Capital Management (6)		439,587	6.4%
Energy Efficiency Investments, LLC (7)		669,901	9.7%
Edward R. Cameron (4)	Former President of ARCA Recycling, Inc.	422,467	5.9%

_______________________

* Indicates ownership of less than 1% of the outstanding shares

(1)	Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to such shares.

(2)	Applicable percentage of ownership is based on 6,875,365 shares of common stock outstanding as of March 29, 2018 plus, for each shareholder, all shares that such shareholder could purchase within 60 days upon the exercise of existing stock options and warrants.

(3)	Effective October 26, 2017, the Company terminated the employment of Mr. Bremer.

(4)	Includes shares which could be purchased within 60 days upon the exercise of existing stock options or warrants, as follows: Mr. Isaac, 10,000 shares; Mr. Bremer, 27,500 shares; Mr. Butler, 20,000 shares; Mr. Matula, 10,000 shares; Mr. Gao, 20,000 shares; and all directors and executive officers as a group, 87,500 shares. The address for each individual is 175 Jackson Avenue North, Suite 102, Minneapolis, Minnesota 55343.

(5)	According to a Schedule 13D/A filed October 5, 2015, Isaac Capital Group, LLC (“Isaac Capital”) beneficially owned 587,890 shares of common stock. Isaac Capital has sole dispositive power as to all 587,890 shares and sole voting power as to 587,890 shares. The address for Isaac Capital is 3525 Del Mar Heights Road, Suite 765, San Diego, CA 92130.

(6)	According to a Schedule 13G filed March 11, 2015, Abacab Capital Management, LLC (“Abacab”) beneficially owned 439,587 shares of common stock. Abacab has sole dispositive and voting power as to all 439,587 shares. The address for Abacab is 33 W. 38th Street, New York, NY 10018.

(7)	Energy Efficiency Investments, LLC (“EEI”) beneficially owns 669,901 shares of common stock, including 50,354 shares issuable upon exercise of an existing note and warrant. EEI has sole dispositive and voting power as to all 669,901 shares. The address for EEI is 600 Anton Boulevard, Suite 9000, Costa Mesa, CA 92626-7221.

(8)	Effective May 26, 2017, the Company terminated the employment of Mr. Harper.

Beneficial Ownership of Series A Preferred Stock

The following table sets forth as of March 29, 2018 the beneficial ownership of Series A Preferred Stock by each owner of 5% or more of the Company’s Series A Preferred Stock. No officers or directors of the Company have beneficial ownership of Series A Preferred Stock. Beneficial ownership includes shares that may be acquired in the next 60 days through the exercise of options or warrants.

Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Outstanding Series A Preferred (2)
Gregg Sullivan (3)	57,718	20.0%
Juan Yunis (4)	216,729	75.1%
Isaac Capital Group, LLC (5)	14,141	4.9%

_______________________

(1)	Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to such shares.

(2)	Applicable percentage of ownership is based on 288,588 shares of Series A Preferred Stock outstanding as of October 6, 2017 plus, for each shareholder, all shares that such shareholder could purchase within 60 days upon the exercise of existing stock options and warrants.

(3)	The business address for Mr. Sullivan is c/o Appliance Recycling Centers of America, Inc., 175 Jackson Avenue North, Suite 102, Minneapolis, Minnesota 55343.

(4)	The business address for Mr. Yunis is c/o Appliance Recycling Centers of America, Inc., 175 Jackson Avenue North, Suite 102, Minneapolis, Minnesota 55343.

(5)	The address for Isaac Capital Group, LLC is 3525 Del Mar Heights Road, Suite 765, San Diego, CA 92130.

The following table gives aggregate information under our equity compensation plans as of December 30, 2017:

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options and Warrants	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans, Excluding Securities Reflected in Column (a)
Equity compensation plans approved by shareholders	627,500	$2.56	2,033,000
Equity compensation plans not approved by shareholders	–	$–	–
Total	627,500	$2.56	2,033,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, Approval or Ratification of Transactions with Related Persons

There are no family relationships between any of the directors or executive officers of the Company. Mr. Gao, Mr. Butler and Mr. Matula, three of the persons who served as directors during the fiscal year ended December 30, 2017, were “independent” directors as defined under the rules of The NASDAQ Stock Market (“NASDAQ”) for companies included in The NASDAQ Capital Market. Mr. Isaac, who previously was an “independent” director, ceased to be “independent” on February 29, 2016, when he assumed the role of Interim Chief Executive Officer for the Company.

The Audit Committee, comprised of Messrs. Gao, Matula and Butler, is responsible for the review and approval of all transactions in which the Company was or is to be a participant and in which any executive officer, director or director nominee of the Company, or any immediate family member of any such person (“related persons”) has or will have a material interest. In addition, all, if any, transactions with related persons that come within the disclosures required by Item 404 of the SEC’s Regulation S-K must also be approved by the Audit Committee. The policies and procedures regarding the approval of all such transactions with related persons have been approved at a meeting of the Audit Committee and are evidenced in the corporate records of the Company. Each member of the Audit Committee is an “independent” director as defined under NASDAQ rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Auditors by the Company During Most Recent Fiscal Years

Anton & Chia, LLP served as the independent auditor for the Company for fiscal year 2016 and reviewed three quarters of fiscal year 2017. Weinberg & Company, P.A. was retained briefly and then subsequently dismissed as the Company’s independent auditor of fiscal year 2017. Weinberg & Company did not audit or provide an opinion on any of the Company’s financial statements. SingerLewak LLP is serving as Company auditor for fiscal year 2017. The Company either paid fees or estimates that it will pay audit fees to Anton & Chia, LLP, for the fiscal years ended December 30, 2017 and December 31, 2016, Weinberg & Company for fiscal year ended December 30, 2017 and SingerLewak LLP for fiscal year ended December 30, 2017 for the following professional services:

Description	December 30, 2017	December 31, 2016

Audit fees (1)	$229,000	$132,300

(1)	Audit fees consist of fees for professional services rendered in connection with the audit of the Company’s year-end financial statements, quarterly reviews of financial statements included in the Company’s quarterly reports, services rendered relative to regulatory filings, and attendance at Audit Committee meetings.

The Audit Committee of the Board of Directors has considered whether the provision of the services described above was and is compatible with maintaining the independence of Anton & Chia, LLP, Weinberg & Company and SingerLewak LLP.

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditors. All the fees and services for fiscal 2017 and fiscal 2016 were approved by the Audit Committee.

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

June 12, 2018	APPLIANCE RECYCLING CENTERS OF AMERICA, INC. (Registrant)

	By	/s/ Tony Isaac
Tony Isaac
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer
/s/ Tony Isaac	Chief Executive Officer	June 12, 2018
Tony Isaac

Principal Financial and Accounting Officer
/s/ Virland A. Johnson	Chief Financial Officer	June 12, 2018
Virland A. Johnson

Directors
/s/ Tony Isaac	Director	June 12, 2018
Tony Isaac

/s/ Richard Butler	Director	June 12, 2018
Richard Butler

/s/ Dennis Gao	Director	June 12, 2018
Dennis Gao

/s/ Timothy Matula	Director	June 12, 2018
Timothy Matula

Index to Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of Appliance Recycling Centers of America, Inc. [filed as Exhibit 3.3 to the Company’s Form 8-K filed on March 13, 2018 (File No. 0-19621) and incorporated herein by reference]
3.2	Articles of Conversion [filed as Exhibit 3.1 to the Company’s Form 8-K filed on March 13, 2018 (File No. 0-19621) and incorporated herein by reference].
3.3	Articles of Conversion [filed as Exhibit 3.2 to the Company’s Form 8-K filed on March 13, 2018 (File No. 0-19621) and incorporated herein by reference].
3.4	Bylaws of Appliance Recycling Centers of America, Inc. [filed as Exhibit 3.4 to the Company’s Form 8-K filed on March 13, 2018 (File No. 0-19621) and incorporated herein by reference].
10.1*	2006 Stock Option Plan (filed with the Company’s Schedule 14A on March 31, 2006 and incorporated herein by reference).
10.2*	2011 Stock Compensation Plan (filed with the Company’s Schedule 14A on March 31, 20 11 and incorporated herein by reference).
10.3*	2016 Equity Incentive Plan [filed as Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 2016 (File No. 0-19621) and incorporated herein by reference]
10.4	Revolving Credit, Term Loan and Security Agreement dated January 24, 2011, between PNC Bank, National Association and the Company [filed as Exhibit No. 10.11 to the Company’s Form 10-K for the year ended January 1, 2011 (File No. 0-19621) and incorporated herein by reference].
10.5	Amendment No. 1, dated December 30, 2011, to Revolving Credit, Term Loan and Security Agreement dated January 24, 2011, between PNC Bank, National Association and the Company [filed as Exhibit No. 10.8 to the Company's Form 10-K for the year ended December 31, 2011 (File No. 0-19621) and incorporated herein by reference].
10.6	Amendment No. 2, dated March 22, 2012, to Revolving Credit, Term Loan and Security Agreement dated January 24, 2011, between PNC Bank, National Association and the Company [filed as Exhibit No. 10.1 to the Company's Form 10-Q for the quarter ended March 29, 2012 (File No. 0-19621) and incorporated herein by reference].
10.7	Amendment No. 3, dated March 14, 2013, to Revolving Credit, Term Loan and Security Agreement dated January 24, 2011, between PNC Bank, National Association and the Company [filed as Exhibit No. 10.10 to the Company's Form 10-K for the year ended December 29, 2012 (File No. 0-19621) and incorporated herein by reference].
10.8	Amendment No. 4, dated September 27, 2013, to Revolving Credit, Term Loan and Security Agreement dated January 24, 2011, between PNC Bank, National Association and the Company [filed as Exhibit No. 10.3 to the Company's Form 10-Q for the quarter ended September 28, 2013 (File No. 0-19621) and incorporated herein by reference].
10.9+	Amendment No. 5, dated January 22, 2016, to Revolving Credit, Term Loan and Security Agreement dated January 24, 2011, between PNC Bank, National Association and the Company.
10.10	Amendment No. 6, dated January 31, 2017, to Revolving Credit, Term Loan and Security Agreement dated January 24, 2011, between PNC Bank, National Association and the Company [filed as Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 2016 (File No. 0-19621) and incorporated herein by reference]
10.11+	Amendment No. 7, dated May 4, 2017, to Revolving Credit, Term Loan and Security Agreement dated January 24, 2011, between PNC Bank, National Association and the Company
10.12	Term Loan dated January 24, 2011, between PNC Bank, National Association and ARCA Advanced Processing, LLC [filed as Exhibit No. 10.12 to the Company's Form 10-K for the year ended January 1, 2011 (File No. 0-19621) and incorporated herein by reference].
10.13	Term Loan facility dated March 10, 2011, between Susquehanna Bank and ARCA Advanced Processing, LLC, pursuant to the guidelines of the U.S. Small Business Administration 7(a) Loan Program, including $2,100,000 term loan, $1,400,000 term loan and $1,250,000 term loan, guaranties by the Company and others, and security agreements [filed as Exhibit No. 10.13 to the Company’s Form 10-Q for the quarter ended April 2, 2011 (File No. 0-19621) and incorporated herein by reference].
10.14	ARCA Advanced Processing, LLC Joint Venture Agreement dated October 20, 2009, between 4301 Operations, LLC and the Company, as amended by Amendment No. 1 dated June 3, 2010, and Amendment No. 2 dated February 15, 2011 [filed as Exhibit No. 10.16 to the Company's Form 10-K for the year ended December 28, 2013 (File No. 0-19621) and incorporated herein by reference].

10.15	Securities Purchase Agreement dated November 8, 2016, between Energy Efficiency Investments, LLC and the Company [filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended October 1, 2016 (File No. 0-19621) and incorporated herein by reference].
10.16	Form of 3% Original Issue Discount Senior Convertible Promissory Note issuable under Securities Purchase Agreement dated November 8, 2016, between Energy Efficiency Investments, LLC and the Company [filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended October 1, 2016 (File No. 0-19621) and incorporated herein by reference].
10.17	Form of Common Stock Purchase Warrant issuable under Securities Purchase Agreement dated November 8, 2016, between Energy Efficiency Investments, LLC and the Company [filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended October 1, 2016 (File No. 0-19621) and incorporated herein by reference].
10.18	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate dated December 12, 2016, between Terreno Acacia LLC and the Company [filed as Exhibit 10.17 to the Company’s Form 10-K for the year ended December 31, 2016 (File No. 0-19621) and incorporated herein by reference].
10.19	Credit and Security Agreement dated May 10, 2017, among the Company, ApplianceSmart, Inc., ARCA Recycling, Inc., Customer Connexx LLC, and MidCap Financial Trust [filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended July 1, 2017 (File No. 0-19621) and incorporated herein by reference].
10.20	Revolving Loan Note dated May 10, 2017, among the Company, ApplianceSmart, Inc., ARCA Recycling, Inc., Customer Connexx LLC, and MidCap Financial Trust [filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended July 1, 2017 (File No. 0-19621) and incorporated herein by reference].
10.21	Pledge Agreement dated May 10,2017, between the Company and MidCap Financial Trust [filed as Exhibit 10.3 to the Company’s Current Report on Form 10-Q for the quarter ended July 1, 2017 (File No. 0-19621) and incorporated herein by reference].
10.22	Letter Agreement dated August 14, 2017, between the Company and MidCap Financial Trust [filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended July 1, 2017 (File No. 0-19621) and incorporated herein by reference].
10.23	Equity Purchase Agreement dated August 15, 2017, between 4301 Operations, LLC and the Company [filed as Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended July 1, 2017 (File No. 0-19621) and incorporated herein by reference].
10.24	Asset Purchase Agreement dated August 15, 2017, among ARCA Advanced Processing, LLC, 4301 Operations, LLC, Brian Conners, James Ford and Recleim PA, LLC [filed as Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended July 1, 2017 (File No. 0-19621) and incorporated herein by reference].
10.25	Agreement dated August 14, 2017 between Recleim, LLC and the Company [filed as Exhibit 10.7 to the Company’s Current Report on Form 10-Q for the quarter ended July 1, 2017 (File No. 0-19621) and incorporated herein by reference].
10.26	Patent License Agreement dated August 14, 2017 between the Company and Recleim PA, LLC [filed as Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended July 1, 2017 (File No. 0-19621) and incorporated herein by reference].
10.27	Agreement and Plan of Merger dated August 18, 2017, between the Company, Appliance Recycling Acquisition Corp., Geotraq Inc., and the stockholders of Geotraq Inc. [filed as Exhibit 10.9 to the Company’s Form 10-Q / A for the quarter ended July 1, 2017 (File No. 0-19621) and incorporated herein by reference].
10.28+	Stock Purchase Agreement dated December 30, 2017
16.1	Letter of Weinberg & Company, P.A. [filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on March 28, 2018 (File No. 0-19621) and incorporated herein by reference]
16.2	Letter of Anton & Chia, LLP [filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on March 8, 2018 (File No. 0-19621) and incorporated herein by reference]
21.1+	Subsidiaries of Appliance Recycling Centers of America, Inc.
23.1+	Consent of SingerLewak LLP, Independent Registered Public Accounting Firm.
23.2+	Consent of Anton & Chia, LLP, Independent Registered Public Accounting Firm.
31.1+	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from our Annual Report on Form 10-K for the fiscal year ended January 2, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Notes to Consolidated Financial Statements, and (vi) document and entity information.
*	Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(a)3 of this Form 10-K.
+	Filed herewith.
†	Furnished herewith.

