Form 10-Q
period 2018-03-31
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2018-07-02
CIK 862861

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

or

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

Common Stock, $0.001 par value

Series A Preferred Stock, $0.001 par value

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

As of July 2, 2018, there were outstanding 6,875,365 shares of the registrant’s Common Stock, with a par value of $0.001.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

PART I.                 FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	March 31,	December 30,
	2018	2017
	(unaudited)

Assets
Cash and cash equivalents	$2,148	$3,313
Trade and other receivables, net	5,876	10,036
Due From Appliancesmart Holdings, LLC a subsidiary of Live Ventures Incorporated	2,550	6,500
Inventories, net	1,154	762
Prepaid expenses and other current assets	347	506
Total current assets	12,075	21,117

Property and equipment, net	491	538
Intangible assets, net	23,785	24,718
Deposits and other assets	508	518
Total assets	$36,859	$46,891

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$2,555	$3,321
Accrued liabilities	4,984	6,561
Notes payable - short term	300	300
Accrued income taxes	3	3
Current portion of long term maturities	145	5,577
Total current liabilities	7,987	15,762

Deferred income taxes	4,002	4,577
Other noncurrent liabilities	129	314
Total liabilities	12,118	20,653

Stockholders' equity:
Preferred stock, series A - par value .001 per share 2,000 authorized and 288 shares issued and outstanding at March 31, 2018 and December 30, 2017	-	-
Common stock, par value .001 per share, 50,000 shares authorized, 6,875 shares issued and outstanding at March 31, 2018 and December 30, 2017	7	7
Additional paid in capital	37,634	37,634
Accumulated deficit	(12,385)	(10,910)
Accumulated other comprehensive loss	(515)	(493)
Total stockholders' equity	24,741	26,238
Total liabilities and stockholders' equity	$36,859	$46,891

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

(in Thousands)

UNAUDITED

	For the Thirteen Weeks Ended
	March 31, 2018	April 1, 2017
Revenues	$8,913	$7,450
Cost of revenues	6,501	5,634
Gross profit	2,412	1,816

Operating expenses:
Selling, general and administrative expenses	3,974	3,447
Operating loss	(1,562)	(1,631)
Other income (expense):
Gain on the sale of property	–	5,163
Interest expense, net	(591)	(297)
Other income (expense)	103	5
Total other income (expense), net	(488)	4,871
Income (loss) from continuing operations before provision for income taxes	(2,050)	3,240
Total provision (benefit) for income taxes	(575)	1,238
Net income (loss)	(1,475)	2,002
Net income attributed to noncontrolling interest	–	263
Net income (loss) from continuing operations attributed to company	(1,475)	2,265
Net (loss) from discontinued operations, net of tax	–	(57)
Net income (loss) attributed to company	$(1,475)	$2,208
Earnings (loss) per share:
Basic earnings (loss) per share from continued operations	$(0.21)	$0.34
Basic earnings (loss) per share - discontinued operations and loss on sale, net of tax	–	(0.02)
Basic earnings (loss) per share	$(0.21)	$0.33

Diluted earnings (loss) per share from continued operations	$(0.21)	$0.33
Diluted earnings (loss) per share - discontinued operations and loss on sale, net of tax	–	(0.02)
Diluted earnings (loss) per share	$(0.21)	$0.32

Weighted average common shares outstanding:
Basic	6,875	6,655
Diluted	6,875	6,822

Net income (loss)	$(1,475)	$2,002
Net (loss) from discontinued operations and loss on sale, net of tax	–	(57)
Other comprehensive income (loss), net of tax
Effect of foreign currency translation adjustments	(22)	13
Total other comprehensive income (loss), net of tax	(22)	13
Comprehensive income (loss)	(1,497)	1,958
Comprehensive income (loss) attributable to noncontrolling interest	–	263
Comprehensive income (loss) attributable to controlling interest	$(1,497)	$2,221

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

UNAUDITED

	For the thirteen weeks ended
	March 31, 2018	April 1, 2017
OPERATING ACTIVITIES:
Net income (loss) attributable to Company	$(1,475)	$2,208
Loss from discontinued operations	–	57
Less: loss attributable to noncontrolling interest	–	263
Net income (loss)	(1,475)	2,002
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	994	257
Amortization of debt issuance costs	478	53
Stock based compensation expense	–	23
Change in provision for doubtful accounts	277	(26)
Gain on sale of property	–	(5,163)
Change in deferred rent	7	(26)
Change in deferred compensation	32	–
Change in deferred income taxes	(575)	477
Other	11	(623)
Changes in assets and liabilities:
Accounts receivable	3,624	2,556
Prepaid expenses and other current assets	159	(451)
Inventories	(389)	(2,519)
Accounts payable and accrued expenses	211	(1,040)
Accrued income taxes	–	775
Net cash provided (used) by operating activities - continuing operations	3,354	(3,705)
Net cash provided by operating activities - discontinued operations	–	5,922
Net cash provided by operating activities	3,354	2,217

INVESTING ACTIVITIES:
Purchases of property and equipment	(14)	(67)
Proceeds from the sale of property	–	6,785
Net payments received from Live Ventures Incorporated receivable	1,427	–
Net cash provided by investing activities - continuing operations	1,413	6,718
Net cash (used) in investing activities - discontinued operations	–	(95)
Net cash provided by in investing activities	1,413	6,623

FINANCING ACTIVITIES:
Net payments under line of credit - PNC Bank	–	(7,959)
Net payments under the line of credit - MidCap Financial Trust	(5,605)	–
Payments on debt obligations	(305)	(1,078)
Net cash used in financing activities - continuing operations	(5,910)	(9,037)
Net cash used in financing activities - discontinued operations	–	–
Net cash used in financing activities	(5,910)	(9,037)

Effect of changes in exchange rate on cash and cash equivalents	(22)	38

DECREASE IN CASH AND CASH EQUIVALENTS	(1,165)	(159)

CASH AND CASH EQUIVALENTS, beginning of period	3,313	968

CASH AND CASH EQUIVALENTS, end of period	$2,148	$809
Supplemental cash flow disclosures:

Interest paid	$228	$213
Income taxes refunded (paid)	$–	$–
Net liabilities assumed by ApplianceSmart	$1,901	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(In thousands)

Note 1:          Nature of Business and Basis of Presentation

Appliance Recycling Centers of America, Inc. and subsidiaries (“we,” the “Company” or “ARCA”) are in the business of providing turnkey appliance recycling and replacement services for electric utilities and other sponsors of energy efficiency programs. Through our GeoTraq Inc. (“GeoTraq”) subsidiary, a development stage company, we are engaged in the development, design and, ultimately, we expect the sale of cellular transceiver modules, also known as Cell-ID modules. GeoTraq is part of a new reporting segment for our Company – Technology. On August 15, 2017, we sold our 50% interest in a joint venture operating under the name ARCA Advanced Processing, LLC (AAP”), which recycles appliances from twelve states in the Northeast and Mid-Atlantic regions of the United States. On December 30, 2017, we sold our 100% interest in Appliancesmart Inc., which is a retail business selling new household appliances through a chain of Company-owned stores under the name ApplianceSmart®.

The accompanying balance sheets as of March 31, 2018, and December 30, 2017, respectively, which have been derived from the audited consolidated financial statements and the unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and Article 8 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, normal and recurring adjustments and accruals considered necessary for a fair presentation for the periods indicated have been included. Operating results for the 13 Week periods ended March 31, 2018 and April 1, 2017, are presented in lieu of three-month periods, respectively. The Company reports results on a 52-week fiscal basis. The results of operations for any interim period are not necessarily indicative of the results for the year.

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

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended December 30, 2017, included in the Company’s Annual Report on Form 10-K, as amended, initially filed with the SEC on June 12, 2018.

Note 2:          Summary of Significant Accounting Policies

\

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

Financial Instruments

Financial instruments consist primarily of cash equivalents, trade and other receivables, advances to affiliates and obligations under accounts payable, accrued expenses and notes payable. The carrying amounts of cash equivalents, trade receivables and other receivables, accounts payable, accrued expenses and short-term notes payable approximate fair value because of the short maturity of these instruments. The fair value of the long-term debt is calculated based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements, unless quoted market prices were available (Level 2 inputs). The carrying amounts of long-term debt at March 31, 2018 and December 30, 2017 approximate fair value.

Cash and Cash Equivalents

Cash and Cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase. Fair value of cash equivalents approximates carrying value.

Trade Receivables and Allowance for Doubtful Accounts

We carry unsecured trade receivables at the original invoice amount less an estimate made for doubtful accounts based on a monthly review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. We write off trade receivables when we deem them uncollectible. We record recoveries of trade receivables previously written off when we receive them. We consider a trade receivable to be past due if any portion of the receivable balance is outstanding for more than ninety days. We do not charge interest on past due receivables. Our management considers the allowance for doubtful accounts of $338 and $61 to be adequate to cover any exposure to loss as of March 31, 2018, and December 30, 2017, respectively.

Inventories

Inventories, consisting primarily of Appliances, are stated at the lower of cost, determined on a specific identification basis, or market. We provide estimated provisions for the obsolescence of our appliance inventories, including adjustment to market, based on various factors, including the age of such inventory and our management’s assessment of the need for such provisions. We look at historical inventory aging reports and margin analyses in determining our provision estimate. A revised cost basis is used once a provision for obsolescence is recorded. The Company does not have a reserve for obsolete inventory at March 31, 2018 and December 30, 2017.

Property and Equipment

Property and Equipment are stated at cost less accumulated depreciation. Expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of assets are capitalized. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The useful lives of building and improvements are three to thirty years, transportation equipment is three to fifteen years, machinery and equipment are five to ten years, furnishings and fixtures are three to five years and office and computer equipment are three to five years. Depreciation expense was $61 and $257 for the 13 weeks ended March 31, 2018 and April 1, 2017, respectively.

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

Intangible Assets

The Company’s intangible assets consist of customer relationship intangibles, trade names, licenses for the use of internet domain names, Universal Resource Locators, or URL’s, software, and marketing and technology related intangibles. Upon acquisition, critical estimates are made in valuing acquired intangible assets, which include but are not limited to: future expected cash flows from customer contracts, customer lists, and estimating cash flows from projects when completed; tradename and market position, as well as assumptions about the period of time that customer relationships will continue; and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from the assumptions used in determining the fair values. All intangible assets are capitalized at their original cost and amortized over their estimated useful lives as follows: domain name and marketing – 3 to 20 years; software – 3 to 5 years, customer relationships – 7 to 15 years. Intangible amortization expense is $933 and $0 for the 13 weeks ended March 31, 2018 and April 1, 2017, respectively.

Revenue Recognition

We record contract revenue with customers in the period when all of the following requirements have been met: (i) there is persuasive evidence of an arrangement, (ii) the sales transaction price is fixed or determinable, (iii) title, ownership and risk of loss have been transferred to the customer (iv) allocation of sales price to specific performance obligations, and (v) performance obligations are satisfied.

We recognize revenue and a receivable per customer upon confirmed and accepted pickup of the to be recycled appliance for appliance recycling services when we collect and recycle the old appliance. No provision for bad debt is provided at the time of recording revenue given the credit of our customers. All direct costs are either paid and or accrued for in the period in which the appliance recycling service is provided.

We recognize revenue and a receivable per customer upon confirmed and accepted delivery of the replacement appliance, and or pickup of the to be recycled appliance. The delivery of the replacement appliance is one performance obligation and the pickup of the to be recycled appliance is another performance obligation. Revenue is recorded for each performance obligation. No provision for bad debt is provided at the time of recording revenue given the credit of our customers. All direct costs are either paid and or accrued for in the period in which the replacement appliance(s)and program service(s) are provided. Customer’s do not typically have a right to return appliances sold. The manufacturers warranty is the only warranty provided to a customer.

We do not have any contracts with third-party recycling customers that we sell recycling byproduct or carbon offsets. We recognize the revenue from the sale of carbon offsets and ozone-depleting refrigerants upon having in writing a mutually agreed upon price per pound, confirmed delivery, verification of volume and purity of the refrigerant by the buyer and collectability is reasonably assured. Other recycling byproduct revenue (the sale of copper, steel, plastic and other recoverable non-refrigerant byproducts) is recorded as revenue upon delivery to the third-party recycling customer for processing, having a mutually agreed upon price per pound and collection reasonably assured. Transfer of control occurs at the time the customer is in possession of the byproduct material. Funds are sent to the Company by the customer typically by check for the actual weight, type and in some cases volume of the byproduct delivered multiplied by the market rate as quoted.

The Company has changed its accounting for revenue recognition for revenue derived from contracts with our customers and the related costs associated with those contracts effective December 31, 2017. The Company adopted the modified retrospective transition method, of making the transition effective December 31, 2017.

The Company has applied ASC 606 and 340-40 to only those contracts that were not completed as of December 31, 2017.

The effect of applying ASC 606 and 340-40 as of December 31, 2017, requires the Company to (a) determine that amount of revenue and related costs it would have recognized in the period of adoption if it had continued to apply legacy GAAP in that period and (b) disclose the change for each financial statement item affected and explain the reasons for those changes that are significant. The Company has determined that the effect of applying ASC 606 and 340-40 as of December 31, 2017 is immaterial.

For the Quarter ended March 31, 2018:

Revenue recognized for Company contracts - $7,822 and $6,391 for the 13 weeks ended March 31, 2018 and April 1, 2017, respectively.

There was no impairment (or credit) losses on accounts receivable or contract assets related to Company contracts that were recognized in accordance with ASC 310 or ASC 326-30.

The Company provides replacement appliances and program services, mainly recycling of aged appliances to Utility customers. The Company operates in twenty-four states within the continental United States, and two provinces of Canada. The Company does not enter into contracts with for byproduct or carbon offset revenue. The Company uses a direct sales channel and typically enters into contracts for recycling program services and replacement appliances lasting a few months up to a couple of years in length. The Company has two reportable segments – Recycling and Technology. The Technology segment currently is a development segment with no revenue. Contract revenue for the recycling segment is recorded upon the confirmed delivery and or pickup of the aged appliance for both replacement appliance revenue and program services revenue. Byproduct revenue is record upon delivery of the byproduct to the customer of the Company’s choice, one price and terms are agreed too.

The Company does not have any contract assets or liabilities as of March 31, 2018 and December 30, 2017, respectively.

Performance obligations are typically satisfied upon confirmed delivery of replacement appliance(s) revenue, pickup of the aged appliance for program services revenue and delivery to a customer of choice for byproduct revenue. Revenue recorded in the 13 weeks ended March 31, 2018 related to performance obligations satisfied in the same period December 31, 2017 through March 31, 2018.

The Company does not capitalize costs under ASC 340-40, or use any other method to amortize costs capitalized. There was no balance of capitalized costs at either March 31, 2018 or December 30, 2017, respectively.

The Company has not incurred any impairment losses in the quarter ended March 31, 2018 related to costs capitalized in accordance with ASC 340-40.

Shipping and Handling

The Company classifies shipping and handling charged to customers as revenues and classifies costs relating to shipping and handling as cost of revenues.

Advertising Expense

Advertising expense is charged to operations as incurred. Advertising expense totaled $156 and $275 for the 13 weeks ended March 31, 2018 and April 1, 2017, respectively.

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

Concentration of Credit Risk

The Company maintains cash balances at several banks in several states including, Minnesota, California, and Nevada within the United States. Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution as of March 31, 2018. At times, balances may exceed federally insured limits.

Recently Issued Accounting Pronouncements

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

Note 3:          Comprehensive Income

Comprehensive income is the sum of net income and other items that must bypass the income statement because they have not been realized, including items like an unrealized holding gain or loss from available for sale securities and foreign currency translation gains or losses. For the 13 weeks ended March 31, 2018 and April 1, 2017, our comprehensive income (loss) is $(1,497) and $2,221, respectively. Our comprehensive income includes foreign currency translation gains and losses, net loss from discontinued operations, and net loss attributable to non-controlling interest.

Note 4:          Reclassifications

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on the previously reported net income or stockholders’ equity. On March 12, 2018, the Company changed its state of incorporation from Minnesota to Nevada. Nevada requires a stated par value, which the company stated at $0.001 per share. Amounts for Common stock and additional paid in capital for December 30, 2017 have been reclassified to reflect this change.

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

The final fair value of the single identifiable intangible asset acquired in the GeoTraq acquisition is a U.S. patent application USPTO reference No. 14724039 titled “Locator Device with Low Power Consumption” together with the assignment of intellectual property that included historical know-how, designs and related manufacturing procedures is $26,097, which includes the deferred income tax liability associated with the intangible asset. Total consideration paid for GeoTraq included cash $200, unsecured promissory notes bearing interest at the annual rate of 1.29%; maturing on August 18, 2018 in the aggregate principal of $800, and 288,588 shares of convertible series A preferred stock with a final fair value of $14,963. See Note 19 – Series A Preferred Stock to these consolidated financial statements. In connection with the acquisition, an additional amount was recorded in the amount of $10,134 and an offsetting deferred tax liability recorded of the same amount, $10,134 to reflect the future tax liability attributable to the Geotraq asset acquired. There were no other assets acquired or liabilities assumed.

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

The following table summarizes the unaudited assets and liabilities of AAP consolidated in our financial position as of April 1, 2017:

April 1, 2017
Assets
Current assets	$307
Property and equipment, net	7,120
Other assets	83
Total assets	$7,510

Liabilities
Accounts payable	$2,421
Accrued expenses	555
Current maturities of long-term debt obligations	734
Long-term debt obligations, net of current maturities	3,208
Other liabilities (a)	289
Total liabilities	$7,207

(a)    Other liabilities represent loans and advances between ARCA and AAP that are eliminated in consolidation.

The following table summarizes the operating results of AAP consolidated in our financial results for the 13 weeks ended March 31, 2018, and April 1, 2017, respectively:

	13 Weeks Ended
	March 31, 2018	April 1, 2017 (b)
Revenues	$–	$485
Gross profit	–	(117)
Operating loss	–	(475)
Net loss	–	(511)

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

Note 7:          Assets of held for sale – discontinued operations

On December 30, 2017, we signed an agreement to dispose of our Appliancesmart retail appliance segment. ApplianceSmart Holdings LLC (the “Purchaser”), a wholly owned subsidiary of Live Ventures Incorporated, entered into a Stock Purchase Agreement (the “Agreement”) with the Company and ApplianceSmart, Inc. (“ApplianceSmart”), a subsidiary of the Company. ApplianceSmart is a 17-store chain specializing in new and out-of-the-box appliances with annualized revenues of approximately $65 million. Pursuant to the Agreement, the Purchaser purchased from the Company all the issued and outstanding shares of capital stock (the “Stock”) of ApplianceSmart in exchange for $6,500 (the “Purchase Price”). See Note 23. The Purchase Price per agreement was due and payable on or before March 31, 2018. As of December 30, 2017, the Company had an amount due from ApplianceSmart Holdings LLC a subsidiary of Live Ventures Incorporated in the sum of $6,500 recorded as a current asset. As of March 31, 2018, the Company had an amount due from ApplianceSmart Holdings LLC in the sum of $2,550.

Between March 31, 2018 and April 24, 2018, the Purchaser and the Seller negotiated in good faith the method of payment of the remaining outstanding balance of the Purchase Price. On April 25, 2018, the Purchaser delivered to the Seller that certain Promissory Note (the “ApplianceSmart Note”) in the original principal amount of $3,919 (the “Original Principal Amount”), as such amount may be adjusted per the terms of the ApplianceSmart Note. The ApplianceSmart Note is effective as of April 1, 2018 and matures on April 1, 2021 (the “Maturity Date”). The ApplianceSmart Note bears interest at 5% per annum with interest payable monthly in arrears. Ten percent of the outstanding principal amount will be repaid annually on a quarterly basis, with the accrued and unpaid principal due on the Maturity Date. ApplianceSmart has agreed to guaranty repayment of the ApplianceSmart Note. The remaining $2,581 of the Purchase Price was paid in cash by the Purchaser to the Seller. The Purchaser may reborrow funds, and pay interest on such reborrowings, from the Seller up to the Original Principal Amount. Subsequent to December 30, 2017, ApplianceSmart assumed $1,901 in liabilities from the Company.

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

FINANCIAL INFORMATION FOR HELD FOR SALE AND DISCONTINUED OPERATIONS (In Thousands)

	13 Weeks	13 Weeks
	Ended	Ended
	March 31, 2018	April 1, 2017
Revenue	$–	$15,789
Cost of revenue	–	11,582
Gross profit	–	4,207
Selling, general and administrative expense	–	4,285
Operating (loss) - discontinued operations	–	(78)
Other income	–	–
Other expense	–	–
Net (loss) - discontinued operations before income tax benefit	–	(78)
Income tax benefit	–	21
Net (loss) - discontinued operations, net of tax	$–	$(57)

Note 8:          Receivables

	March 31, 2018	December 30, 2017
Trade receivables, net	$5,471	$8,826
Factored accounts receivable	(716)	–
Prestige Capital reserve receivable	130	–
Due from Recleim	819	819
Other receivables	172	391
Trade and other receivables, net	$5,876	$10,036

For the 13 weeks ended March 31, 2018, two customers represented more than 10% of our total revenues. For the 13 weeks ended April 1, 2017, three customers represented more than 10% of our total revenues. As of March 31, 2018, two customers, each represented more than 10% of our total trade receivables, for a total of 43% of our total trade receivables. As of December 30, 2017, two customers, each represented more than 10% of our total trade receivables, for a total of 25% of our total trade receivables.

During the 13 weeks ended March 31, 2018 and April 1, 2017, respectively, we purchased appliances for resale from three suppliers. We have and are continuing to secure other vendors from which to purchase appliances. However, the curtailment or loss of one of these suppliers or any appliance supplier could adversely affect our operations.

Note 9:          Inventories

Inventories, consisting principally of appliances, are stated at the lower of cost, determined on a specific identification basis, or net realizable value and consist of:

	March 31, 2018	December 30, 2017
Appliances held for resale	$1,154	$762

We provide estimated provisions for the obsolescence of our appliance inventories, including adjustments to net realizable value, based on various factors, including the age of such inventory and our management’s assessment of the need for such provisions. We look at historical inventory aging’s and margin analysis in determining our provision estimate.  A revised cost basis is used once a provision for obsolescence is recorded. For the period ended March 31, 2018 and December 30, 2017, there was no inventory obsolescence reserve.

Note 10:         Prepaids and other current assets

Prepaids and other current assets as of March 31, 2018 and December 30, 2017 consist of the following:

	March 31, 2018	December 30, 2017

Prepaid insurance	235	443
Prepaid rent	16	5
Prepaid other	96	58
	$347	$506

Note 11:          Property and equipment

Property and equipment as of March 31, 2018, and December 30, 2017, consist of the following:

	Useful Life (Years)	March 31, 2018	December 30, 2017
Land		$–	$–
Buildings and improvements	18-30	156	156
Equipment (including computer software)	3-15	5,922	5,908
Projects under construction		29	29
Property and equipment		6,107	6,093
Less accumulated depreciation and amortization		(5,616)	(5,555)
Property and equipment, net		$491	$538

Depreciation and amortization expense for continuing operations was $61 and $257 for the 13 weeks ended March 31, 2018 and April 1, 2017, respectively.

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

Note 12:          Intangible assets

Intangible assets as of March 31, 2018, and December 30, 2017, consist of the following:

	March 31, 2018	December 30, 2017
Intangible assets GeoTraq, net	$23,766	$24,699
Patent	19	19
	$23,785	$24,718

For the 13 Week period ended March 31, 2018, we recorded amortization expense of $932, related to our finite intangible assets. The useful life and amortization period of the GeoTraq intangible acquired is seven years.

Note 13:          Deposits and other assets

Deposits and other assets as of March 31, 2018, and December 30, 2017, consist of the following:

	March 31, 2018	December 30, 2017
Deposits	408	411
Other	100	107
	$508	$518

Deposits are primarily refundable security deposits with landlords for the Company’s leased property.

Note 14:          Accrued liabilities

Accrued liabilities as of March 31, 2018, and December 30, 2017, consist of the following:

	March 31, 2018	December 30, 2017
Sales tax estimates, including interest	$4,350	$4,563
Compensation and benefits	382	1,061
Deferred revenue	–	300
Accrued incentive and rebate checks	247	285
Accrued rent	–	77
Accrued interest	–	115
Accrued payables	–	129
Other	5	31
	$4,984	$6,561

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

Note 15:          Line of credit - PNC Bank

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

The PNC Revolver loan agreement was terminated, and the PNC Revolver was paid in full on May 10, 2017 with funds from MidCap Financial Trust. See Note 13, long term obligations, for additional information.

Note 16:          Notes payable – short term

On August 18, 2017, the Company, as part of its’ acquisition of GeoTraq, issued unsecured promissory notes to the sellers of GeoTraq with interest at the annual rate of interest of 1.29% maturing on August 18, 2018. The outstanding balance of the notes payable – short term as of March 31, 2018 is $300.

Note 17:          Long term obligations

Long term debt, capital lease and other financing obligations as of March 31, 2018, and December 30, 2017, consist of the following:

	March 31, 2018	December 30, 2017

MidCap financial trust asset based revolving loan	$–	$5,605
AFCO Finance	92	367
GE 8% loan agreement	482	482
EEI note	103	103
Capital leases and other financing obligations	–	30
Debt issuance costs, net	(532)	(1,010)
Total debt obligations	145	5,577
Less current maturities	(145)	(5,577)
Long-term debt obligations, net of current maturities	$–	$–

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

MidCap Financial Trust

On May 10, 2017, we entered into a Credit and Security Agreement (“Credit Agreement”) with MidCap Financial Trust (“MidCap Financial Trust”), as a lender and as agent for itself and other lenders under the Credit Agreement. The Credit Agreement provided us with a $12,000 revolving line of credit, which may have been increased to $16,000 under certain terms and conditions (the “MidCap Revolver”). The MidCap Revolver had a stated maturity date of May 10, 2020, if not renewed. The MidCap Revolver was collateralized by a security interest in substantially all of our assets. The lender was also secured by an inventory repurchase agreement with Whirlpool Corporation for Whirlpool purchases only. The Credit Agreement required that we meet a minimum fixed charge coverage ratio of 1.00:1.00 for the applicable measuring period as of the end of each calendar month. The applicable measuring period was (i) the period commencing May 1, 2017 and ending on the last day of each calendar month from May 31, 2017 through April 30, 2018, and (ii) the twelve-month period ending on the last day of such calendar month thereafter. The Credit Agreement limited the amount of other debt we could incur, the amount we could spend on fixed assets, and the amount of investments we could make, along with prohibiting the payment of dividends.

The amount of revolving borrowings available under the Credit Agreement was based on a formula using receivables and inventories. We did not have access to the full $12,000 revolving line of credit due to the formula using our receivables and inventories and the amount of any outstanding letters of credit issued by the Lender. The interest rate on the revolving line of credit was the one-month LIBOR rate plus four and one-half percent (4.50%).

On December 30, 2017, our available borrowing capacity under the Credit Agreement was $1,031. We borrowed $21,470 and repaid $27,075 on the Credit Agreement during the period of December 31, 2017 through March 22, 2018, leaving an outstanding balance on the Credit Agreement of $0 and $5,605 at March 31, 2018 and December 30, 2017, respectively.

On September 20, 2017, we received a written notice of default, dated September 20, 2017 (the “Notice of Default”), from MidCap Funding X Trust (the “Agent”), asserting that events of default had occurred with respect to the Credit Agreement. The Agent alleged in the Notice of Default that, as a result of the Company’s recent acquisition of GeoTraq, and the issuance of promissory notes to the stockholders of GeoTraq in connection with such acquisition, the Borrowers have failed to comply with certain terms of the Loan Agreement, and that such failure constitutes one or more Events of Default under the Loan Agreement. Specifically, the Notice of Default states that as a result of the acquisition and related issuance of promissory notes, the Borrowers have failed to comply with (i) a covenant not to incur additional indebtedness other than Permitted Debt (as defined in the Loan Agreement), without the Agent’s prior written consent, and a covenant not to make acquisitions or investments other than Permitted Acquisitions or Permitted Investments (as defined in the Credit Agreement). The Notice of Default also stated that the Borrowers’ failure to pledge the stock in GeoTraq as collateral under the Credit Agreement and to make GeoTraq a “Borrower “under the Credit Agreement will become an Event of Default if not cured within the applicable cure period. The Agent reserved the right to avail itself of any other rights and remedies available to it at law or by contract, including the right to (a) withhold funding, increase reserves and suspend making further advances under the Credit Agreement, (b) declare all principal, interest and other sums owing in connection with the Credit Agreement immediately due and payable in full, (c) charge the Default Rate on amounts outstanding under the Credit Agreement, and/or (d) exercise one or more rights and remedies with respect to any and all collateral securing the Credit Agreement.

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

On March 22, 2018, the Company terminated the Credit and Security Agreement (the“Credit Agreement”) by and among the Company and the subsidiaries of the Company as borrowers (the “Borrowers”), on the one hand, and MidCap Financial Trust, as administrative agent and lender (the “Lender”), on the other hand, together with the related revolving loan note and pledge agreement. The Company did not incur any termination penalties as a result of the termination of the Credit Agreement. The Company is classifying the MidCap Revolver as a current liability until March 22, 2018, at which time the MidCap Revolver was terminated and paid in full. The security interests held by the Lender in substantially all Company assets were released following termination and payoff on March 22, 2018. The debt issuance costs of the MidCap Revolver were $546. The un-amortized debt issuance costs recorded as interest expense upon termination of the Credit Agreement on March 22, 2018 were $395.

GE

On August 14, 2017 as a part of the sale of the Company’s equity interest in AAP, Recleim LLC, a Delaware limited liability company (“Recleim”), agreed to undertake, pay or assume the Company’s GE obligations consisting of a promissory note (GE 8% loan agreement) and other payables of $336 which were incurred after the issuance of such promissory note. Recleim has agreed to indemnify, and hold ARCA harmless from any action to be taken by GE relating to such obligations. The Company has an offsetting receivable due from Recleim of $818.

AFCO Finance

On June 16, 2017, we entered into a financing agreement with AFCO Credit Corporation (“AFCO”) to fund the annual premiums on insurance policies purchased through Marsh Insurance. These policies relate to workers’ compensation and various liability policies including, but not limited to, General, Auto, Umbrella, Property, and Directors’ and Officers’.  The total amount of the premiums financed is $1,070 with an interest rate of 3.567%. An initial down payment of $160 was paid on June 16, 2017 and an additional 10 monthly payments of $92 will be made beginning July 1, 2017 and ending April 1, 2018. The outstanding principal at the end of March 31, 2018 and December 30, 2017 was $92 and $367, respectively.

Energy Efficiency Investments LLC

On November 8, 2016, the Company entered into a securities purchase agreement with Energy Efficiency Investments, LLC, pursuant to which the Company agreed to issue up to $7,732 principal amount of 3% Original Issue Discount Senior Convertible Promissory Notes of the Company and related common stock purchase warrants. These notes will be issued from time to time, up to such aggregate principal amount, at the request of the Company, subject to certain conditions, or at the option of Energy Efficiency Investments, LLC. Interest accrues at the rate of eight percent per annum on the principal amount of the notes outstanding from time to time, and is payable at maturity or, if earlier, upon conversion of these notes. The principal amount of these notes outstanding at March 31, 2018 and December 30, 2017, was $103. The debt issuance costs of the EEI note are $740. The un-amortized debt issuance costs of the EEI note as of March 31, 2018 and December 30, 2017, are $532 and $568, respectively.

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

Note 19:          Income Taxes

Our overall effective tax rate was 26.8% for the 13 weeks ended March 31, 2018 and a positive tax provision of $575 against a pre-provision loss of $2,050 for the 13 weeks ended March 31, 2018, respectively. The effective tax rates and related provisional tax amounts vary from the U.S. federal statutory rate due to state taxes, foreign taxes, share-based compensation, non-controlling interest, valuation allowance, and certain non-deductible expenses.

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

Note 20:          Series A Preferred Stock

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

Voting Rights

Each holder of a share of Series A Preferred Stock has a number of votes as is determined by multiplying (i) the number of shares of Series A Preferred Stock held by such holder, and (ii) 100. The holders of Series A Preferred Stock vote together with all other classes and series of common and preferred stock of the Company as a single class on all actions to be taken by the common stockholders of the Company, except to the extent that voting as a separate class or series is required by law. Notwithstanding anything to the contrary herein, the holders of the Series A Preferred Stock may not engage in any vote where the voting power would trigger any Nasdaq requirement to obtain shareholder approval; provided however the holders do have the right to vote that portion of their voting power that would not trigger such a requirement. The foregoing voting restriction lapses upon the requisite approval of the shareholders in compliance with Nasdaq’s shareholder voting requirements in effect at the time of such approval.

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

Note 21:          Share-based compensation

We recognized share-based compensation expense of $0 and $23 for the 13 weeks ended March 31, 2018, and April 1, 2017 respectively. There is no estimated future share-based compensation expense as of March 31, 2018. The weighted average fair value per option of options granted during fiscal year 2016 was $1.12. Based on the value of options outstanding as of March 31, 2018, we do not estimate any future share-based compensation expense for existing options issued. This estimate does not include any expense for additional options that may be granted and vest in subsequent years.

Note 22:       Shareholders’ Equity

Common Stock: Our Articles of Incorporation authorize fifty million shares of common stock that may be issued from time to time having such rights, powers, preferences and designations as the Board of Directors may determine.  During the 13 weeks ended March 31, 2018, respectively, no additional shares of common stock were granted and issued. As of March 31, 2018, and December 30, 2017, there were 6,875 and 6,875 shares, respectively, of common stock issued and outstanding.

Stock options: The 2016 Plan authorizes the granting of awards in any of the following forms: (i) incentive stock options, (ii) nonqualified stock options, (iii) restricted stock awards, and (iv) restricted stock units, and expires on the earlier of October 28, 2026, or the date that all shares reserved under the 2016 Plan are issued or no longer available. The 2016 Plan provides for the issuance of up to 2,000 shares of common stock pursuant to awards granted under the 2016 Plan. Options granted to employees typically vest over two years, while grants to non-employee directors vest in six months. As of March 31, 2018, 20 options were outstanding under the 2016 Plan. Our 2011 Plan authorizes the granting of awards in any of the following forms: (i) stock options, (ii) stock appreciation rights, and (iii) other share-based awards, including but not limited to, restricted stock, restricted stock units or performance shares, and expires on the earlier of May 12, 2021, or the date that all shares reserved under the 2011 Plan are issued or no longer available. Options granted to employees typically vest over two years, while grants to non-employee directors vest in six months. As of March 31, 2018, 485 options were outstanding under the 2011 Plan. No additional awards will be granted under the 2011 Plan after the adoption of the 2016 Plan. Our 2006 Stock Option Plan (the “2006 Plan”) expired on June 30, 2011, but the options outstanding under the 2006 Plan continue to be exercisable in accordance with their terms. As of March 31, 2018, 90 options were outstanding to employees and non-employee directors under the 2006 Plan. We issue new common stock when stock options are exercised. The Company periodically grants stock options that vest based upon the achievement of performance targets. For performance-based options, the Company evaluates the likelihood of the targets being met and records the expense over the probable vesting period.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for fiscal year 2016. No options were issued in the 13 weeks ended March 31, 2018 or fiscal year 2017. The expected dividend yield is zero. The expected stock price volatility is 85.44%. The risk-free interest rate is 2.16%. The expected life of options in years is ten.

Additional information relating to all outstanding options is as follows (in thousands, except per share data):

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Balance at December 30, 2017	627	$2.56	$–	4.22
Granted	–
Exercised	–
Cancelled/expired	(33)	5.00
Forfeited	–
Balance at March 31, 2018	594	$2.42	$–	3.97

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $0.83 on March 29, 2018, which theoretically could have been received by the option holders had all option holders exercised their options as of that date.  As of March 31, 2018, and December 30, 2017, there were no in-the-money options exercisable.

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

As of March 31, 2018, and December 30, 2017, we had fully vested warrants outstanding to purchase 24 shares of common stock at a price of $3.55 per share and expire in May 2020 and 167 shares of common stock at a price of $0.68 per share.

Preferred Stock:  Our Articles of Incorporation authorize two million shares of preferred stock that may be issued from time to time in one or more series having such rights, powers, preferences and designations as the Board of Directors may determine.  In 2017, 288,588 shares (number specific – not rounded) of preferred stock were issued for the Geo Traq acquisition. See Note 5.

Note 23:          Earnings per share

Basic income per common share is computed based on the weighted average number of common shares outstanding. Diluted income per common share is computed based on the weighted average number of shares of common stock outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive shares of common stock been issued. Potentially dilutive shares of common stock include unexercised stock options and warrants. Basic per share amounts are computed, generally, by dividing net income attributable to shareholders of the parent by the weighted average number of shares of common stock outstanding. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless their effect is anti-dilutive, thereby reducing the loss or increasing the income per common share.  In calculating diluted weighted average shares and per share amounts, we included stock options and warrants with exercise prices below average market prices, for the respective reporting periods in which they were dilutive, using the treasury stock method. We calculated the number of additional shares by assuming the outstanding stock options were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the quarter. For the 13 weeks ended March 31, 2018 and April 1, 2017, we excluded options and warrants to purchase 818 and 901 shares, respectively, of common stock from the diluted weighted average shares outstanding calculation as the effect of these options were anti-dilutive.

	For the Thirteen Weeks Ended
	March 31, 2018	April 1, 2017
Basic

Net income (loss) from continuing operations	$(1,475)	$2,265
Net income (loss) from discontinued operations and loss on sale, net of tax	–	(57)
Net income (loss)	$(1,475)	$2,208

Basic earnings (loss) per share:
Basic earnings (loss) per share from continued operations	$(0.21)	$0.34
Basic earnings (loss) per share - discontinued operations and loss on sale, net of tax	–	(0.02)
Basic earnings (loss) per share	$(0.21)	$0.33

Weighted average common shares outstanding	6,875	6,655

Diluted

Diluted earnings (loss) per share:
Diluted earnings (loss) per share from continued operations	$(0.21)	$0.33
Diluted earnings (loss) per share - discontinued operations and loss on sale, net of tax	–	(0.02)
Diluted earnings (loss) per share	$(0.21)	$0.32

Weighted average common shares outstanding	6,875	6,655
Add: Common Stock Warrants	–	167
Assumed diluted weighted average common shares outstanding	6,875	6,822

Note 24:          Segment Information

We operate within targeted markets through two reportable segments: recycling and technology. The recycling segment is composed of income generated by fees charged and costs incurred for collecting, recycling and installing appliances for utilities and other customers and includes byproduct revenue, which are primarily generated through the recycling of appliances. We have included the results from consolidating AAP in our recycling segment through August 15, 2017. The technology segment is composed of all revenue and costs incurred or associated with GeoTraq. At this time, GeoTraq is in the development stage and expects to go to market with products and services in the location based services market. The nature of products, services and customers for each segment varies significantly. As such, the segments are managed separately. Our Chief Executive Officer has been identified as the Chief Operating Decision Maker (“CODM”). The CODM evaluates performance and allocates resources based on revenues and income from operations of each segment. Income from operations represents revenues less cost of revenues and operating expenses, including certain allocated selling, general and administrative costs. There are no inter-segment sales or transfers.

The following tables present our segment information for periods indicated:

	Thirteen Weeks Ended
	March 31, 2018	April 1, 2017
Revenues
Recycling	$8,913	$7,450
Technology	–	–
Total Revenues	$8,913	$7,450

Gross profit
Recycling	$2,412	$1,816
Technology	–	–
Total Gross profit	$2,412	$1,816

Operating loss
Recycling	$(289)	$(1,631)
Technology	(1,273)	–
Total Operating income	$(1,562)	$(1,631)

Depreciation and amortization
Recycling	$61	$257
Technology	933	–
Total Depreciation and amortization	$994	$257

Interest expense
Recycling	$591	$297
Technology	–	–
Total Interest expense	$591	$297

Net income (loss) before provision for income taxes
Recycling	$(777)	$3,240
Technology	(1,273)	–
Total Net income (loss) before provision for income taxes	$(2,050)	$3,240

	As of	As of
	March 31,	December 30,
	2018	2017
Assets
Recycling	$12,007	$21,745
Technology	24,852	25,146
Total Assets	$36,859	$46,891

Goodwill and intangible assets
Recycling	$19	$19
Technology	23,766	24,699
Total Goodwill and intangible assets	$23,785	$24,718

Note 25:          Defined Contribution Plan

We have a defined contribution salary deferral plan covering substantially all employees under Section 401(k) of the Internal Revenue Code. We contribute an amount equal to 10 cents for each dollar contributed by each employee up to a maximum of 5% of each employee’s compensation. We recognized expense for contributions to the plans of $13 and $15 for the 13 weeks ended March 31, 2018 and April 1, 2017, respectively.

Note 26:          Related Parties

Tony Isaac, the Company’s Chief Executive Officer, is the father of Jon Isaac, Chief Executive Officer of Live Ventures Incorporated and managing member of Isaac Capital Group LLC, a 9% shareholder of the Company. Tony Isaac, Chief Executive Officer, Virland Johnson, Chief Financial Officer, Richard Butler, Board of Directors member, and Dennis Gao, Board of Directors member of the Company, are Board of Directors, Chief Financial Officer, Board of Directors member, and Board of Directors members of, respectively, Live Ventures Incorporated. The Company also shares certain executive and legal services with Live Ventures Incorporated. The total services were $66 and $4 for the 13 weeks ended March 31, 2018 and April 1, 2017, respectively. Customer Connexx rents approximately 9,879 square feet of office space from Live Ventures Incorporated at its Las Vegas, NV office. The total rent and common area expense was $44 and $41 for the 13 weeks ended March 31, 2018 and April 1, 2017, respectively. The Company received a transition services fee $68 from ApplianceSmart for the 13 weeks ended March 31, 2018.

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

Note 27:          Subsequent Events

ApplianceSmart, Inc. Financing

As previously announced by the “Company, on December 30, 2017, the Purchaser, entered into a Agreement with the Company and ApplianceSmart. Pursuant to the Agreement, the Purchaser purchased (the “Transaction”) from the Seller all of the issued and outstanding shares of capital stock of ApplianceSmart in exchange for $6,500 (the “Purchase Price”). The Purchaser was required to deliver the Purchase Price, and a portion of the Purchase Price was delivered, to the Company prior to March 31, 2018. Between March 31, 2018 and April 24, 2018, the Purchaser and the Company negotiated in good faith the method of payment of the remaining outstanding balance of the Purchase Price. On April 25, 2018, the Purchaser delivered to the Company that certain Promissory Note (the “ApplianceSmart Note”) in the original principal amount of $3,919 (the “Original Principal Amount”), as such amount may be adjusted per the terms of the ApplianceSmart Note. The ApplianceSmart Note is effective as of April 1, 2018 and matures on April 1, 2021 (the “Maturity Date”). The ApplianceSmart Note bears interest at 5% per annum with interest payable monthly in arrears. Ten percent of the outstanding principal amount will be repaid annually on a quarterly basis, with the accrued and unpaid principal due on the Maturity Date. ApplianceSmart has agreed to guaranty repayment of the ApplianceSmart Note. The remaining $2,581 of the Purchase Price was paid in cash by the Purchaser to the Company. The Purchaser may reborrow funds, and pay interest on such reborrowings, from the Company up to the Original Principal Amount. Subsequent to December 30, 2017, ApplianceSmart assumed $1,901 in liabilities from the Company.

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

Forward-Looking and Cautionary Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. You can identify forward-looking statements because they contain words such as ‘‘believes,’’ ‘‘expects,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘seeks,’’ ‘‘approximately,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘estimates’’ or ‘‘anticipates’’ or similar expressions that concern our strategy, plans or intentions. Any statements we make relating to our future operations, performance and results, and anticipated liquidity are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those we expected. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-Q, are disclosed in “Item 1-Business, Item 1A – Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2017, as amended, and this Quarterly Report on Form 10-Q. Some of the factors that we believe could affect our results include:

•	the volume of appliance sales;

•	the strength of energy conservation recycling programs;

•	our continued ability to purchase product from our suppliers at acceptable prices;

•	costs and expenses being realized at higher than expected levels;

•	our ability to secure an adequate supply of special-buy appliances for resale;

•	the ability to secure appliance recycling and replacement contracts with sponsors of energy efficiency programs;

•	the ability of customers to supply units under their recycling contracts with us;

•	the outcome of the pending sales and use tax examination in California; and

•	general economic conditions affecting consumer demand for appliances.

We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this Quarterly Report on Form 10-Q may not in fact occur. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 30, 2017 (including the information presented therein under Risk Factors), as amended, as well as our Quarterly Reports on Forms 10-Q and other publicly available information. All amounts herein are unaudited.

Overview

Appliance Recycling Centers of America, Inc. and Subsidiaries (“we,” the “Company” or “ARCA”) are in the business of being the bridge between utilities or manufacturers to their customers by recycling and replacing. We are committed to energy efficiency and have been a pioneer in appliance recycling programs. We expect that our recent acquisition of GeoTraq, a development stage company, will ultimately allow us to market and sell products and services that capitalize on the large under-served portion of the location based services market that is not addressed by existing solutions. RFID and Wi-Fi require close proximity for asset tracking, while GPS is too bulky and power hungry for many needs. GeoTraq addresses the white space in-between by exclusively using Cell-ID technology. GeoTraq’s patented technology allows for a substantially lower cost solution, extended service life, a small form factor and even disposable devices, which we believe can significantly reduce return logistics costs.

We operate two reportable segments:

•	Recycling: Our recycling segment is a turnkey appliance recycling program. We receive fees charged for recycling, replacement and additional services for utility energy efficiency programs and have established 17 Regional Processing Centers (“RPCs”) for this segment throughout the United States and Canada.

•	Technology: Our technology segment is in the development stage with the recent acquisition of GeoTraq. GeoTraq is in the process of developing technology to enable low cost location based products and services through the use of Cell-ID technology.

For the Thirteen Weeks Ended March 31, 2018 and April 1, 2017

Results of Operations

The following table sets forth certain statement of operations items and as a percentage of revenue, for the periods indicated:

	13 Weeks Ended		13 Weeks Ended
	March 31, 2018		April 1, 2017
Statement of Operations Data (in Thousands):
Revenue	$8,913	100.0%	$7,450	100.0%
Cost of revenue	6,501	72.9%	5,634	75.6%
Gross profit	2,412	27.1%	1,816	24.4%
Selling, general and administrative expense	3,974	44.6%	3,447	46.3%
Operating (loss)	(1,562)	-17.5%	(1,631)	-21.9%
Interest expense, net	(591)	-6.6%	(297)	-4.0%
Other income	103	1.2%	5,168	69.4%
Net income (loss) before income taxes	(2,050)	-23.0%	3,240	43.5%
Provision (benefit) for income taxes	(575)	-6.5%	1,238	-16.6%
Net income (loss) before noncontrolling interest	(1,475)	-16.5%	2,002	26.9%
Net (loss) attributed to noncontrolling interest	–	0.0%	263	3.5%
Net (loss) from discontinued operations, net of tax	–	0.0%	(57)	-0.8%
Net income (loss) attributed to shareholders' of parent	$(1,475)	-16.5%	$2,208	29.6%

The following tables set forth revenues for key product and service categories, percentages of total revenue and gross profits earned by key product and service categories and gross profit percent as compared to revenues for each key product category indicated:

	March 31, 2018		April 1, 2017
	Net	Percent	Net	Percent
	Revenue	of Total	Revenue	of Total
Revenue
Recycling, Byproducts, Carbon Offset	$4,743	53.2%	$4,653	62.5%
Replacement Appliances	4,170	46.8%	2,797	37.5%
Total Revenue	$8,913	100.0%	$7,450	100.0%

	March 31, 2018		April 1, 2017
	Gross	Gross	Gross	Gross
	Profit	Profit %	Profit	Profit %
Gross Profit
Recycling, Byproducts, Carbon Offset	1,089	23.0%	992	21.3%
Replacement Appliances	1,323	31.7%	824	29.5%
Total Gross Profit	$2,412	27.1%	$1,816	24.4%

Revenue

Revenue increased $1,463 or 19.6% for the 13 weeks ended March 31, 2018 as compared to the 13 weeks ended April 1, 2017.

Revenue increased in the following categories as compared to the prior year period:

Replacement Appliance revenue increased $1,373 or 49.1%, primarily due to strong demand from our Southern California customers.

Revenue increased in Recycling, Byproducts, Carbon Offset $90 or 1.9%.

Cost of Revenue

Cost of revenue increased $867, or 15.4% for the 13 weeks ended March 31, 2018 as compared to the 13 weeks ended April 1, 2017, primarily as a result of the change in revenue discussed above as well as the changes in gross profit discussed below. The Company has made several vendor changes in the area of delivery and transportation to improve scalability, cost and customer service.

Gross Profit

Gross profit increased $596 or 32.8%, for the 13 weeks ended March 31, 2018 as compared to the 13 weeks ended April 1, 2017.

Gross profit for Recycling, Byproducts and Carbon Offset increased $97 or 9.8%, and Replacement Appliance gross profit increased $499 or 60.6%, primarily due to increased volume of Replacement Appliances sold through our customers in Southern California.

Gross profit margin as a percentage of sales were improved for Recycling, Byproducts and Carbon Offset to 23.0% vs. 21.4%. Gross profit margin as a percentage of sales were improved for Replacement Appliances to 31.7% vs. 29.5%.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $527 or 15.3%, for the 13 weeks ended March 31, 2018 as compared to the 13 weeks ended April 1, 2017. Selling, general and administrative expense increased for our Technology segment by $1,273 and decreased for our Recycling segment by $746, primarily attributable to decreased personnel and benefit expenses.

Operating Loss

As a result of the factors described above, operating loss of $1,562 for the 13 weeks ended March 31, 2018, represented an increase of $69 over the comparable prior year 13 weeks loss ended April 1, 2017 of $1,631.

Interest Expense, net

Interest expense net increased $294 or 99.0%, for the 13 weeks ended March 31, 2018 as compared to the 13 weeks ended April 1, 2017 primarily due to decreased rates and amounts of interest paid as a result of decreased borrowing.

Other Income and Expense

Other income and expense decreased $5,065 for the 13 weeks ended March 31, 2018 as compared to the 13 weeks ended April 1, 2017, primarily due to the sale of and related gain on sale of $5,163 for the Compton, CA building and property.

Provision for (benefit from) Income Taxes

We recorded a benefit for income taxes of $575 for the 13 weeks ended March 31, 2018, compared with a provision of $1,238 in the same period of 2017. The provision for income taxes for the 13 weeks ended March 31, 2018, decreased over the same period of 2017 by $1,813.

Net Income (loss)

The factors described above led to a net loss of $1,475 for the 13 weeks ended March 31, 2018, a decrease of $3,683 from a net income of $2,208 for the 13 weeks ended April 1, 2017.

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

	13 Weeks Ended March 31, 2018			13 Weeks Ended April 1, 2017
	Segments in $			Segments in $
	Recycling	Technology	Total	Recycling	Technology	Total
Revenue	$8,913	$–	$8,913	$7,450	$–	$7,450
Cost of revenue	6,501	–	6,501	5,634	–	5,634
Gross profit	2,412	–	2,412	1,816	–	1,816
Selling, general and administrative expense	2,701	1,273	3,974	3,447	–	3,447
Operating (loss)	$(289)	$(1,273)	$(1,562)	$(1,631)	$–	$(1,631)

	13 Weeks Ended March 31, 2018			13 Weeks Ended April 1, 2017
	Segments in %			Segments in %
	Recycling	Technology	Total	Recycling	Technology	Total
Revenue	100.0%	0.0%	100.0%	100.0%	0.0%	100.0%
Cost of revenue	72.9%	0.0%	72.9%	75.6%	0.0%	75.6%
Gross profit	27.1%	0.0%	27.1%	24.4%	0.0%	24.4%
Selling, general and administrative expense	30.3%	100.0%	44.6%	46.3%	0.0%	46.3%
Operating (loss)	-3.2%	-100.0%	-17.5%	-21.9%	0.0%	-21.9%

Recycling Segment

Segment results for ARCA Recycling, Customer Connexx, ARCA Canada and AAP (through August 15, 2017). Revenue for the 13 weeks ended March 31, 2018 increased by $1,465, or 19.7%, as compared to the prior year period, as a result of increases in Replacement Appliances $1,373 or 49.1% and Recycling, Byproducts, Carbon Offset Revenue of $92 or 2.0%.

Cost of revenue for the 13 weeks ended March 31, 2018 increased $870 or 15.5%, as compared to the prior year period; as a result of an increase in Replacement Appliances $874 or 44.3%; partially offset by a decrease in the cost of revenue of Recycling, Byproducts, Carbon Offset $4 or 0.1%. Cost of revenue was up primarily due to the increase in volume of Replacement Appliance business. The Cost of Revenue increase was offset by higher revenues of $1,373 for Replacement Appliances for the 13 weeks ended March 31, 2018.

Operating income for the 13 weeks ended March 31, 2018 increased $1,103, as compared to the prior year period; as a result of increased gross profit of $595 and decreased selling, general and administrative expense of $508.

Technology Segment

Segment results for Technology include GeoTraq. Results for the 13 weeks ended March 31, 2018 include a loss of $1,273. The loss represents intangible asset amortization expense for $932, and other selling general and administrative expense of $340. No prior year period results as this acquisition was completed August 18, 2017.

Liquidity and Capital Resources

Overview

Based on our current operating plans, we believe that available cash balances, cash generated from our operating activities and funds available under our factoring agreement with Prestige Capital, sale of assets and or other refinancing of existing indebtedness will provide sufficient liquidity to fund our operations, our continued investments in store openings and remodeling activities for at least the next 12 months. The Company refinanced and replaced the PNC Bank Revolver loan facility with the MidCap Revolver in May of 2017. The MidCap Revolver was paid in full on March 22, 2018.

As of March 31, 2018, we had total cash on hand of $2,148. As we continue to pursue strategic transactions to expand and grow our business, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

Cash Flows

During the 13 weeks ended March 31, 2018, cash provided by operations was $3,354, compared to cash provided by operations of $2,217 during the 13 weeks ended April 1, 2017. The decrease in cash provided by operations of $1,137 as compared to the prior year period; was primarily due to a decrease in net income of $3,420, a negative change in cash provided by operating activities of discontinued operations of $5,922, a decrease in loss from discontinued operations of $57, a decrease in cash provided by stock compensation expense of $23, change in deferred rent of $7, change in deferred income taxes of $1,052; partially offset by an increase in non-cash depreciation and amortization of $737, an increase in amortization of debt issuance costs of $425, a positive change in reserve for uncollectible accounts $303, a positive change in gain on sale of property of $5,163, a positive change in deferred compensation of $32, a positive change in other of $634 and cash provided by working capital accounts provided a positive change in operating cash flow of $4,284.

Cash provided by investing activities was $1,413 and $6,623 for the 13 weeks ended March 31, 2018 and the 13 weeks ended April 1, 2017, respectively. The $5,305 decrease in cash provided by investing activities, as compared to the prior period, is primarily attributable to the decrease in proceeds from the sale of property and equipment of $6,785 and a decrease in purchase of property and equipment of $53; partially offset by proceeds received from the sale of our subsidiary ApplianceSmart of $1,427.

Cash used by financing activities was $5,910 and $9,037 for the 13 weeks ended March 31, 2018 and the 13 weeks ended April 1, 2017, respectively. The $3,127 decrease in cash used, as compared to the prior period, was attributable to decreased payments under the PNC Revolver of $7,959, decreased payments on debt obligations of $773; partially offset by a decrease in net borrowing under the MidCap Revolver of $5,605.

Sources of Liquidity

We utilize cash on hand and cash generated from operations and factor on occasion certain accounts receivable invoices to cover normal and seasonal fluctuations in cash flows and to support our various growth initiatives. Our cash and cash equivalents are carried at cost and consist primarily of demand deposits with commercial banks. On March 26, 2018, the Company entered into a purchase and sale agreement with Prestige Capital Corporation (“Prestige Capital”), whereby from time to time the Company can factor certain accounts receivable to Prestige Capital up to a maximum advance and outstanding balance of $7,000. Discount fees ultimately paid depend upon how long an invoice and related amount is outstanding from ARCA’s customer. Prestige Capital has been granted a security interest in all ARCA accounts receivable. The term of the purchase and sale agreement is six months from March 26, 2018.

MidCap Revolver

On March 31, 2018 and December 30, 2017, our available borrowing capacity under the Credit Agreement was $0 and $1,031, respectively. We borrowed $21,470 and repaid $27,075 on the Credit Agreement during the period of December 31, 2017 through March 22, 2018, leaving an outstanding balance on the Credit Agreement of $0 and $5,605 at March 31, 2018 and December 30, 2017, respectively. On March 22, 2018, Appliance Recycling Centers of America, Inc. terminated the Credit and Security Agreement (the “Credit Agreement”) with MidCap Financial Trust together with the related revolving loan note and pledge agreement. ARCA has no further obligations (financial or otherwise) to MidCap Financial Trust and did not incur any termination penalties as a result of the termination of the Credit Agreement.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Market Risk and Impact of Inflation

Foreign Currency Exchange Rate Risk. We currently generate revenues in Canada. The reporting currency for our consolidated financial statements is U.S. dollars. It is not possible to determine the exact impact of foreign currency exchange rate changes; however, the effect on reported revenue and net earnings can be estimated. We estimate that the U.S. dollar against the Canadian dollar had an immaterial impact on revenues and net income for the 13 week period ended March 31, 2018. We do not currently hedge foreign currency fluctuations and do not intend to do so for the foreseeable future.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at December 30, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2018, our disclosure controls and procedures were ineffective.

Changes in Internal Control over Financial Reporting

During the first fiscal quarter of fiscal 2018, covered by this Quarterly Report on Form 10-Q, we did not make any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

Management noted two significant deficiencies in internal control when conducting their evaluation of internal control as of December 30, 2017. (1) Insufficient or inadequate financial statement closing process. The cutoff procedures were not effective with certain accrued and deferred expenses. (2) Inadequate separation of duties within a significant process. The cash receipt and cash reconciliation process are without adequate separation of duties. Additional procedures are necessary to have check and balance on significant transactions and governance with those charged with governance authority. Management also noted a deficiency in establishing and providing adequate support for transfer of title and ownership. These significant deficiencies remained outstanding as of March 31, 2018 and management is currently working to remedy these outstanding significant deficiencies.

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

Item 5.          Other Information

Item 4.02. Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review.

As part of preparing and reporting on our previously issued Form 10-K and our consolidated financial statements for year ended December 30, 2017 we determined that certain assets and liabilities for quarter ended September 30, 2017 were previously reported in error and require restatement.

The deferred tax liability of $10,133 associated with purchase of the GeoTraq intangible asset or group of assets was not recorded at the time of purchase as an addition to the intangible asset. For the quarter ended September 30, 2017, the additional amortization expense of the intangible $181 before provision for income tax, applicable to the increase in intangible asset or group of assets due to the increase in deferred tax liability was determined by management not to be material, and was subsequently adjusted in our year end results for fiscal year ended December 30, 2017.

The beneficial conversion feature was not recorded at the time of the issuance of Series A Preferred Stock in the amount of $2,641, reducing series A convertible preferred stock and increasing additional paid in capital.

Management has evaluated the impact of the above-referenced errors. The impact on our previously issued Form 10-Q for quarterly period ended September 30, 2017 are as follows, in error and will be amended to reflect the following changes:

Fiscal Quarter Ended September 30, 2017
	As
In Thousands, except for per share amounts	Previously
	Reported	Change	(Restated)

Balance Sheet Changes

Intangible assets, net	$15,748	$10,133	$25,881
Deferred taxes	1,305	(1,305)	–
Total assets	46,191	8,828	55,019

Deferred tax liability	–	8,828	8,828
Total liabilities	15,353	8,828	24,181

Preferred stock, series A	14,963	(2,641)	12,322
Additional paid in capital	–	2,641	2,641
Total liabilities and equity	46,191	8,828	55,019

Cash Flow Statement Changes Thirty Nine Weeks Ended September 30, 2017

Non-cash disclosures:
Series A convertible preferred stock issued	$14,963	$(2,641)	$12,322
Beneficial conversion feature Series A convertible preferred stock	–	2,641	2,641

Item 6.          Exhibits.

Index to Exhibits

Exhibit Number		Exhibit Description	Form	File Number	Exhibit Number	Filing Date

3.1		Articles of Conversion	8-K	000-19621	3.1	03/13/2018

3.2		Articles of Conversion	8-K	000-19621	3.2	03/13/2018

3.3		Articles of Incorporation	8-K	000-19621	3.3	03/13/2018

3.4		Bylaws	8-K	000-19621	3.4	03/13/2018

31.1	*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Ex. 101.INS	*	XBRL Instance Document

Ex. 101.SCH	*	XBRL Taxonomy Extension Schema Document

Ex. 101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

Ex. 101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

Ex. 101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

Ex. 101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

Appliance Recycling Centers of America, Inc.
(Registrant)

Date:	July 2, 2018	By:	/s/ Tony Isaac
Tony Isaac
Chief Executive Officer
(Principal Executive Officer)

Date:	July 2, 2018	By:	/s/ Virland A Johnson
Virland A Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)

