Form 10-Q
period 2018-06-30
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2018-08-14
CIK 862861

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

As of August 10, 2018, there were outstanding 6,875,365 shares of the registrant’s Common Stock, with a par value of $0.001.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

INDEX TO FORM 10-Q

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	3

	Condensed Consolidated Balance Sheets as of June 30, 2018 (Unaudited) and December 30, 2017	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the 13 weeks and 26 weeks ended June 30, 2018 and July 1, 2017	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the 26 weeks ended June 30, 2018 and July 1, 2017	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	39

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 5	Other Information	40

Item 6.	Exhibits	42

SIGNATURES		43

PART I.                 FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	June 30,	December 30,
	2018	2017
	(Unaudited)
Assets
Cash and cash equivalents	$413	$3,313
Trade and other receivables, net	5,964	10,036
Due From Appliancesmart Holdings, LLC a subsidiary of Live Ventures Incorporated	–	6,500
Inventories, net	1,097	762
Prepaid expenses and other current assets	1,345	506
Total current assets	8,819	21,117

Note receivable - ApplianceSmart Holdings, LLC a subsidiary of Live Ventures Incorporated	3,818	–
Property and equipment, net	594	538
Intangible assets, net	22,852	24,718
Deposits and other assets	356	518
Total assets	$36,439	$46,891

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$2,778	$3,321
Accrued liabilities	5,600	6,561
Notes Payable - Short Term	300	300
Accrued income taxes	(77)	3
Short term debt	646	5,577
Total current liabilities	9,247	15,762

Deferred income taxes	3,723	4,577
Other noncurrent liabilities	148	314
Total liabilities	13,118	20,653

Stockholders' equity:
Preferred stock, series A - par value .001 per share 2,000 authorized and 288 shares issued and outstanding at June 30, 2018 and December 30, 2017	–	–
Common stock, par value .001 per share, 50,000 shares authorized, 6,875 shares issued and outstanding at June 30, 2018 and December 30, 2017	7	7
Additional paid in capital	37,634	37,634
Accumulated deficit	(13,794)	(10,910)
Accumulated other comprehensive loss	(526)	(493)
Total stockholders' equity	23,321	26,238
Total liabilities and stockholders' equity	$36,439	$46,891

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

(in Thousands)

UNAUDITED

	For the Thirteen Weeks Ended		For the Twenty Six Weeks Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017

Revenues	$8,373	$10,744	$17,286	$18,194
Cost of revenues	6,223	6,755	12,724	12,389
Gross profit	2,150	3,989	4,562	5,805

Operating expenses:
Selling, general and administrative expenses	3,752	2,412	7,726	5,859
Operating income (loss)	(1,602)	1,577	(3,164)	(54)
Other income (expense):
Gain on the sale of property	2	–	2	5,163
Interest expense, net	(38)	(125)	(629)	(422)
Other income (expense)	(50)	(176)	53	(171)
Total other income (expense), net	(86)	(301)	(574)	4,570
Income (loss) from continuing operations before provision for income taxes	(1,688)	1,276	(3,738)	4,516
Total provision (benefit) for income taxes	(279)	208	(854)	1,446
Net income (loss)	(1,409)	1,068	(2,884)	3,070
Net (loss) attributed to noncontrolling interest	–	150	–	413
Net income (loss) from continuing operations attributed to company	(1,409)	1,218	(2,884)	3,483
Net (loss) from discontinued operations, net of tax	–	845	–	788
Net income (loss) attributed to company	$(1,409)	$2,063	$(2,884)	$4,271

Earnings (loss) per share:
Basic earnings (loss) per share from continued operations	$(0.20)	$0.18	$(0.42)	$0.52
Basic earnings (loss) per share - discontinued operations and loss on sale, net of tax	–	0.13	–	0.12
Basic earnings (loss) per share	$(0.20)	$0.31	$(0.42)	$0.64

Diluted earnings (loss) per share from continued operations	$(0.20)	$0.18	$(0.42)	$0.52
Diluted earnings (loss) per share - discontinued operations and loss on sale, net of tax	–	0.13	–	0.12
Diluted earnings (loss) per share	$(0.20)	$0.31	$(0.42)	$0.64

Weighted average common shares outstanding:
Basic	6,875	6,655	6,875	6,655
Diluted	6,875	6,687	6,875	6,706

Net income (loss)	$(1,409)	$1,068	$(2,884)	$3,070
Net (loss) from discontinued operations and loss on sale, net of tax	–	845	–	788
Other comprehensive income (loss), net of tax
Effect of foreign currency translation adjustments	(11)	23	(33)	36
Total other comprehensive income (loss), net of tax	(11)	23	(33)	36
Comprehensive income (loss)	(1,420)	1,936	(2,917)	3,894
Comprehensive income (loss) attributable to noncontrolling interest	–	150	–	413
Comprehensive income (loss) attributable to controlling interest	$(1,420)	$2,086	$(2,917)	$4,307

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

UNAUDITED

	For the Twenty Six Weeks Ended
	June 30, 2018	July 1, 2017
OPERATING ACTIVITIES:
Net income (loss) continuing operations	$(2,884)	$3,070
Income from discontinued operations	–	788
Net income (loss)	(2,884)	3,858
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,986	504
Amortization of debt issuance costs	515	135
Stock based compensation expense	–	32
Change in provision for doubtful accounts	277	(27)
Gain on sale of property and equipment	(2)	(5,163)
Change in deferred rent	(2)	(36)
Change in deferred compensation	60	–
Change in deferred income taxes	(854)	594
Other	159	(258)
Changes in assets and liabilities:
Accounts receivable	3,538	1,614
Prepaid expenses and other current assets	(838)	(703)
Inventories	(340)	98
Accounts payable and accrued expenses	1,019	(1,605)
Accrued income taxes	(80)	1,216
Net cash provided by operating activities - continuing operations	2,554	259
Net cash provided by operating activities - discontinued operations	–	2,241
Net cash provided by operating activities	2,554	2,500

INVESTING ACTIVITIES:
Purchases of property and equipment	(177)	(104)
Proceeds from the sale of property and equipment	2	6,785
Net payments received from Live Ventures Incorporated note receivable	159	–
Net cash provided by (used) in investing activities - continuing operations	(16)	6,681
Net cash provided by (used) in investing activities - discontinued operations	–	–
Net cash provided by (used) in investing activities	(16)	6,681

FINANCING ACTIVITIES:
Net payments under line of credit - PNC Bank	–	(10,333)
Net borrowing (payments) under the line of credit - MidCap Financial Trust	(5,605)	1,066
Proceeds from issuance of long term debt obligations	562	1,070
Payments on debt obligations	(373)	(1,427)
Payment of debt issuance costs	–	(344)
Net cash used in financing activities - continuing operations	(5,416)	(9,968)
Net cash used in financing activities - discontinued operations	–	–
Net cash used in financing activities	(5,416)	(9,968)

Effect of changes in exchange rate on cash and cash equivalents	(22)	10

DECREASE IN CASH AND CASH EQUIVALENTS	(2,900)	(777)

CASH AND CASH EQUIVALENTS, beginning of period	3,313	968

CASH AND CASH EQUIVALENTS, end of period	$413	$191

Supplemental cash flow disclosures:
Interest paid	$114	$304
Income taxes refunded (paid)	$(80)	$(48)
Net liabilities assumed by ApplianceSmart	$1,901	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

The accompanying balance sheets as of June 30, 2018, and December 30, 2017, respectively, which have been derived from the audited consolidated financial statements and the unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and Article 8 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, normal and recurring adjustments and accruals considered necessary for a fair presentation for the periods indicated have been included. Operating results for the 13 Week and 26 Week periods ended June 30, 2018 and July 1, 2017, are presented in lieu of three-month periods, respectively. The Company reports results on a 52-week fiscal basis. The results of operations for any interim period are not necessarily indicative of the results for the year.

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

Financial Instruments

Financial instruments consist primarily of cash equivalents, trade and other receivables, advances to affiliates and obligations under accounts payable, accrued expenses and notes payable. The carrying amounts of cash equivalents, trade receivables and other receivables, accounts payable, accrued expenses and short-term notes payable approximate fair value because of the short maturity of these instruments. The fair value of the long-term debt is calculated based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements, unless quoted market prices were available (Level 2 inputs). The carrying amounts of long-term debt at June 30, 2018 and December 30, 2017 approximate fair value.

Cash and Cash Equivalents

Cash and Cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase. Fair value of cash equivalents approximates carrying value.

Trade Receivables and Allowance for Doubtful Accounts

We carry unsecured trade receivables at the original invoice amount less an estimate made for doubtful accounts based on a monthly review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. We write off trade receivables when we deem them uncollectible. We record recoveries of trade receivables previously written off when we receive them. We consider a trade receivable to be past due if any portion of the receivable balance is outstanding for more than ninety days. We do not charge interest on past due receivables. Our management considers the allowance for doubtful accounts of $61 and $61 to be adequate to cover any exposure to loss as of June 30, 2018, and December 30, 2017, respectively.

Inventories

Inventories, consisting primarily of Appliances, are stated at the lower of cost, determined on a specific identification basis, or market. We provide estimated provisions for the obsolescence of our appliance inventories, including adjustment to market, based on various factors, including the age of such inventory and our management’s assessment of the need for such provisions. We look at historical inventory aging reports and margin analyses in determining our provision estimate. A revised cost basis is used once a provision for obsolescence is recorded. The Company does not have a reserve for obsolete inventory at June 30, 2018 and December 30, 2017.

Property and Equipment

Property and Equipment are stated at cost less accumulated depreciation. Expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of assets are capitalized. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The useful lives of building and improvements are three to thirty years, transportation equipment is three to fifteen years, machinery and equipment are five to ten years, furnishings and fixtures are three to five years and office and computer equipment are three to five years. Depreciation expense was $59 and $263 for the 13 weeks ended June 30, 2018 and July 1, 2017, respectively. Depreciation expense was $120 and $263 for the 26 weeks ended June 30, 2018 and July 1, 2017, respectively.

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

We test goodwill at least annually on July 1 of each fiscal year or more frequently if events arise or circumstances change that indicate that goodwill may be impaired. The Company assesses whether goodwill impairment exists using both the qualitative and quantitative assessments. The qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If based on this qualitative assessment the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount or if the Company elects not to perform a qualitative assessment, a quantitative assessment is performed using a two-step approach required by ASC 350 to determine whether a goodwill impairment exists.

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

Intangible Assets

The Company’s intangible assets consist of customer relationship intangibles, trade names, licenses for the use of internet domain names, Universal Resource Locators, or URL’s, software, and marketing and technology related intangibles. Upon acquisition, critical estimates are made in valuing acquired intangible assets, which include but are not limited to: future expected cash flows from customer contracts, customer lists, and estimating cash flows from projects when completed; tradename and market position, as well as assumptions about the period of time that customer relationships will continue; and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from the assumptions used in determining the fair values. All intangible assets are capitalized at their original cost and amortized over their estimated useful lives as follows: domain name and marketing – 3 to 20 years; software – 3 to 5 years, customer relationships – 7 to 15 years. Intangible amortization expense is $932 and $0 for the 13 weeks ended June 30, 2018 and April 1, 2017, respectively. Intangible amortization expense is $1,864 and $0 for the 26 weeks ended June 30, 2018 and July 1, 2017, respectively.

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

We recognize revenue and a receivable per customer upon confirmed and accepted delivery of the replacement appliance, and or pickup of the to be recycled appliance. The delivery of the replacement appliance is one performance obligation and the pickup of the to be recycled appliance is another performance obligation. Revenue is recorded for each performance obligation. No provision for bad debt is provided at the time of recording revenue given the credit of our customers. All direct costs are either paid and or accrued for in the period in which the replacement appliance(s)and program service(s) are provided. Customer’s do not typically have a right to return appliances sold. The manufacturer’s warranty is the only warranty provided to a customer.

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

The Company has changed its accounting for revenue recognition for revenue derived from contracts with our customers and the related costs associated with those contracts effective December 31, 2017 due to the adoption of ASC 606 Revenue from contracts with Customers (“ASC 606”). The Company adopted the modified retrospective transition method, of making the transition effective December 31, 2017.

The Company has applied ASC 606 and ASC 340-40 Contracts with Customers (“ASC 340”) to only those contracts that were not completed as of December 31, 2017.

The effect of applying ASC 606 and ASC 340-40 as of December 31, 2017, requires the Company to (a) determine that amount of revenue and related costs it would have recognized in the period of adoption if it had continued to apply legacy GAAP in that period and (b) disclose the change for each financial statement item affected and explain the reasons for those changes that are significant. The Company has determined that the effect of applying ASC 606 and ASC 340-40 as of December 31, 2017 is immaterial.

For the Quarter ended June 30, 2018:

Revenue recognized for Company contracts - $7,396 and $8,609 for the 13 weeks ended June 30, 2018 and July 1, 2017, respectively. Revenue recognized for Company contracts - $15,218 and $15,000 for the 26 weeks ended June 30, 2018 and July 1, 2017, respectively.

There was no impairment (or credit) losses on accounts receivable or contract assets related to Company contracts that were recognized in accordance with ASC 310 Receivables or ASC 326-30 Financial Instruments – Credit Losses.

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

The Company does not have any contract assets or liabilities as of June 30, 2018 and December 30, 2017, respectively.

Performance obligations are typically satisfied upon confirmed delivery of replacement appliance(s) revenue, pickup of the aged appliance for program services revenue and delivery to a customer of choice for byproduct revenue. Revenue recorded in the 13 weeks and 26 weeks ended June 30, 2018 related to performance obligations satisfied in the same 13 weeks and 26 weeks ended June 30, 2018.

The Company does not capitalize costs under ASC 340-40, or use any other method to amortize costs capitalized. There was no balance of capitalized costs at either June 30, 2018 or December 30, 2017, respectively.

The Company has not incurred any impairment losses in the quarter ended June 30, 2018 related to costs capitalized in accordance with ASC 340-40.

Shipping and Handling

The Company classifies shipping and handling charged to customers as revenues and classifies costs relating to shipping and handling as cost of revenues.

Advertising Expense

Advertising expense is charged to operations as incurred. Advertising expense totaled $211 and $197 for the 13 weeks ended June 30, 2018 and July 1, 2017, respectively. Advertising expense totaled $367 and $472 for the 26 weeks ended June 30, 2018 and July 1, 2017, respectively.

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

Stock-Based Compensation.

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

Concentration of Credit Risk

The Company maintains cash balances at several banks in several states including, Minnesota, California, and Nevada within the United States. Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution as of June 30, 2018. At times, balances may exceed federally insured limits.

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

Note 3:          Comprehensive Income

Comprehensive income is the sum of net income and other items that must bypass the income statement because they have not been realized, including items like an unrealized holding gain or loss from available for sale securities and foreign currency translation gains or losses. For the 13 weeks ended June 30, 2018 and July 1, 2017, our comprehensive income (loss) is $(1,420) and $2,086, respectively. For the 26 weeks ended June 30, 2018 and July 1, 2017, our comprehensive income (loss) is $(2,917) and $4,307. Our comprehensive income includes foreign currency translation gains and losses, net loss from discontinued operations, and net loss attributable to non-controlling interest.

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

At the time of the acquisition of GeoTraq, GeoTraq was a shell company with no business operations, one intangible asset and historical know-how and designs. GeoTraq is in the development stage. The Company elected to early adopt ASU 2017-01 Business Combinations, which clarifies the definition of a business for purposes of applying ASC 805 Related Parties. The Company has determined that GeoTraq is a single or group of related assets, not a business as clarified by ASU 2017-01 at the time of acquisition.

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

The following table summarizes the unaudited assets and liabilities of AAP consolidated in our financial position as of July 1, 2017:

July 1, 2017
Assets
Current assets	$293
Property and equipment, net	6,933
Other assets	93
Total assets	$7,319

Liabilities
Accounts payable	$2,569
Accrued expenses	585
Current maturities of long-term debt obligations	728
Long-term debt obligations, net of current maturities	3,166
Other liabilities (a)	289
Total liabilities	$7,337

(a)    Other liabilities represent loans and advances between ARCA and AAP that are eliminated in consolidation.

The following table summarizes the operating results of AAP consolidated in our financial results for the 13 weeks and 26 weeks ended June 30, 2018, and July 1, 2017, respectively:

	13 Weeks Ended		26 Weeks Ended
	June 30, 2018	July 1, 2017 (b)	June 30, 2018	July 1, 2017 (b)
Revenues	$–	$642	$–	$1,127
Gross profit	–	100	–	(14)
Operating loss	–	(236)	–	(708)
Net loss	–	(300)	–	(826)

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

Note 7:          Note receivable – sale of discontinued operations

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

Between March 31, 2018 and April 24, 2018, the Purchaser and the Seller negotiated in good faith the method of payment of the remaining outstanding balance of the Purchase Price. On April 25, 2018, the Purchaser delivered to the Seller that certain Promissory Note (the “ApplianceSmart Note”) in the original principal amount of $3,919 (the “Original Principal Amount”), as such amount may be adjusted per the terms of the ApplianceSmart Note. The ApplianceSmart Note is effective as of April 1, 2018 and matures on April 1, 2021 (the “Maturity Date”). The ApplianceSmart Note bears interest at 5% per annum with interest payable monthly in arrears. Ten percent of the outstanding principal amount will be repaid annually on a quarterly basis, with the accrued and unpaid principal due on the Maturity Date. ApplianceSmart has agreed to guaranty repayment of the ApplianceSmart Note. The remaining $2,581 of the Purchase Price was paid in cash by the Purchaser to the Seller. The Purchaser may reborrow funds, and pay interest on such reborrowings, from the Seller up to the Original Principal Amount. Subsequent to December 30, 2017, ApplianceSmart assumed $1,901 in liabilities from the Company. For the 26 weeks ended June 30, 2018, the original balance owed to the Company of $6,500, increased with new borrowings of $1,800 and decreased with repayments of $2,581, and debt assumed of $1,901 represents a net amount due from ApplianceSmart Holdings LLC, now in the form of a note receivable, in the sum of $3,818 as of June 30, 2018.

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

FINANCIAL INFORMATION FOR HELD FOR SALE AND DISCONTINUED OPERATIONS (In Thousands)

	13 Weeks	13 Weeks	26 Weeks	26 Weeks
	Ended	Ended	Ended	Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Revenue	$–	$15,038	$–	$30,827
Cost of revenue	–	10,308	–	21,890
Gross profit	–	4,730	–	8,937
Selling, general and administrative expense	–	3,722	–	8,007
Operating (loss) - discontinued operations	–	1,008	–	930
Other income	–	238	–	238
Other expense	–	–	–	–
Net income - discontinued operations before income tax provision	–	1,246	–	1,168
Income tax provision	–	394	–	373
Net income - discontinued operations, net of tax	$–	$852	$–	$795

Note 8:          Receivables

	June 30, 2018	December 30, 2017
Trade receivables, net	$5,430	$8,826
Factored accounts receivable	(471)	–
Prestige Capital reserve receivable	92	–
Due from Recleim	819	819
Other receivables	94	391
Trade and other receivables, net	$5,964	$10,036

For the 13 weeks ended June 30, 2018, two customers represented more than 10% of our total revenues. For the 13 weeks ended July 1, 2017, one customer represented more than 10% of our total revenues. For the 26 weeks ended June 30, 2018, two customers represented more than 10% of total revenues. For the 26 weeks ended July 1, 2017, one customer represented more than 10% of total revenues. As of June 30, 2018, two customers, each represented more than 10% of our total trade receivables, for a total of 32% of our total trade receivables. As of December 30, 2017, two customers, each represented more than 10% of our total trade receivables, for a total of 25% of our total trade receivables.

During the 26 weeks ended June 30, 2018 and July 1, 2017, respectively, we purchased appliances for resale from three suppliers. We have and are continuing to secure other vendors from which to purchase appliances. However, the curtailment or loss of one of these suppliers or any appliance supplier could adversely affect our operations.

Note 9:          Inventories

Inventories, consisting principally of appliances, are stated at the lower of cost, determined on a specific identification basis, or net realizable value and consist of:

	June 30, 2018	December 30, 2017
Appliances held for resale	$1,097	$762

We provide estimated provisions for the obsolescence of our appliance inventories, including adjustments to net realizable value, based on various factors, including the age of such inventory and our management’s assessment of the need for such provisions. We look at historical inventory aging’s and margin analysis in determining our provision estimate.  A revised cost basis is used once a provision for obsolescence is recorded. For the period ended June 30, 2018 and December 30, 2017, there was no inventory obsolescence reserve.

Note 10:         Prepaids and other current assets

Prepaids and other current assets as of June 30, 2018 and December 30, 2017 consist of the following:

	June 30, 2018	December 30, 2017
Prepaid insurance	$510	$443
Prepaid rent	16	5
Prepaid services	400	–
Prepaid vendor draft	295	–
Prepaid other	124	58
	$1,345	$506

Note 11:          Property and equipment

Property and equipment as of June 30, 2018, and December 30, 2017, consist of the following:

	Useful Life (Years)	June 30, 2018	December 30, 2017
Land		$–	$–
Buildings and improvements	18-30	156	156
Equipment (including computer software)	3-15	6,076	5,908
Projects under construction		29	29
Property and equipment		6,261	6,093
Less accumulated depreciation and amortization		(5,667)	(5,555)
Property and equipment, net		$594	$538

Depreciation and amortization expense for continuing operations was $59 and $263 for the 13 weeks ended June 30, 2018 and July 1, 2017, respectively. Depreciation and amortization expense for continuing operations was $120 and $520 for the 26 weeks ended June 30, 2018 and July 1, 2017, respectively.

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

Note 12:          Intangible assets

Intangible assets as of June 30, 2018, and December 30, 2017, consist of the following:

	June 30, 2018	December 30, 2017
Intangible assets GeoTraq, net	$22,833	$24,699
Patent	19	19
	$22,852	$24,718

For the 13 Week and 26 Week periods ended June 30, 2018, we recorded amortization expense of $932 and $1,864, respectively, related to our finite intangible assets. The useful life and amortization period of the GeoTraq intangible assets acquired is seven years.

Note 13:          Deposits and other assets

Deposits and other assets as of June 30, 2018, and December 30, 2017, consist of the following:

	June 30, 2018	December 30, 2017
Deposits	$247	$411
Other	114	107
	$361	$518

Deposits are primarily refundable security deposits with landlords for the Company’s leased property.

Note 14:          Accrued liabilities

Accrued liabilities as of June 30, 2018, and December 30, 2017, consist of the following:

	June 30, 2018	December 30, 2017
Sales tax estimates, including interest	$4,925	$4,563
Compensation and benefits	612	1,061
Deferred revenue	–	300
Accrued incentive and rebate checks	53	285
Accrued rent	–	77
Accrued interest	–	115
Accrued payables	–	129
Other	10	31
	$5,600	$6,561

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

The PNC Revolver loan agreement was terminated, and the PNC Revolver was paid in full on May 10, 2017 with funds from MidCap Financial Trust. See Note 17, long term obligations, for additional information.

Note 16:          Notes payable – short term

On August 18, 2017, the Company, as part of its’ acquisition of GeoTraq, issued unsecured promissory notes to the sellers of GeoTraq with interest at the annual rate of interest of 1.29% maturing on August 18, 2018. The outstanding balance of the notes payable – short term as of June 30, 2018 is $300.

Note 17:          Short term debt

Short term debt, capital lease and other financing obligations as of June 30, 2018, and December 30, 2017, consist of the following:

	June 30, 2018	December 30, 2017

MidCap financial trust asset based revolving loan	$–	$5,605
AFCO Finance	556	367
GE 8% loan agreement	482	482
EEI note	101	103
Capital leases and other financing obligations	–	30
Debt issuance costs, net	(493)	(1,010)
Total short term debt	$646	$5,577

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

On December 30, 2017, our available borrowing capacity under the Credit Agreement was $1,031. We borrowed $21,470 and repaid $27,075 on the Credit Agreement during the period of December 31, 2017 through March 22, 2018, leaving an outstanding balance on the Credit Agreement of $0 and $5,605 at June 30, 2018 and December 30, 2017, respectively.

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

GE

On August 14, 2017 as a part of the sale of the Company’s equity interest in AAP, Recleim LLC, a Delaware limited liability company (“Recleim”), agreed to undertake, pay or assume the Company’s GE obligations consisting of a promissory note (GE 8% loan agreement) and other payables of $336 which were incurred after the issuance of such promissory note. Recleim has agreed to indemnify, and hold ARCA harmless from any action to be taken by GE relating to such obligations. The Company has an offsetting receivable due from Recleim of $819.

AFCO Finance

On June 16, 2017, we entered into a financing agreement with AFCO Credit Corporation (“AFCO”) to fund the annual premiums due June 1, 2017 on insurance policies purchased through Marsh Insurance. These policies relate to workers’ compensation and various liability policies including, but not limited to, General, Auto, Umbrella, Property, and Directors’ and Officers’ insurance.  The total amount of the premiums financed is $1,070 with an interest rate of 3.567%. An initial down payment of $160 was paid on June 16, 2017 and an additional 10 monthly payments of $92 will be made beginning July 1, 2017 and ending April 1, 2018. The June 16, 2017 AFCO agreement has a zero balance as of June 30, 2018.

On July 2, 2018, we entered into another financing agreement with AFCO to fund the annual premiums on insurance policies due June 1, 2018 purchased through Marsh Insurance. These policies related to workers’ compensation and various liability policies including, but not limited to, General, Auto, Umbrella, Property, and Directors’ and Officers’ insurance. The total amount of the premiums financed is $556 with an interest rate of 4.519%. An initial down payment of $56 is due before July 1, 2018 and additional 9 monthly payments of $57 will be made beginning July 1, 2018 and ending March 1, 2019.

The outstanding principal due AFCO at the end of June 30, 2018 and December 30, 2017 was $556 and $367, respectively.

Energy Efficiency Investments LLC

On November 8, 2016, the Company entered into a securities purchase agreement with Energy Efficiency Investments, LLC, pursuant to which the Company agreed to issue up to $7,732 principal amount of 3% Original Issue Discount Senior Convertible Promissory Notes of the Company and related common stock purchase warrants. These notes will be issued from time to time, up to such aggregate principal amount, at the request of the Company, subject to certain conditions, or at the option of Energy Efficiency Investments, LLC. Interest accrues at the rate of eight percent per annum on the principal amount of the notes outstanding from time to time, and is payable at maturity or, if earlier, upon conversion of these notes. The principal amount of these notes outstanding at June 30, 2018 and December 30, 2017, was $103. The debt issuance costs of the EEI note are $740. The un-amortized debt issuance costs of the EEI note as of June 30, 2018 and December 30, 2017, are $493 and $568, respectively.

Note 18:          Commitments and Contingencies

Litigation

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

On November 15, 2016, ARCA served an arbitration demand on Haier US Appliance Solutions, Inc., dba GE Appliances (“GEA”), alleging breach of contract and interference with prospective business advantage. ARCA seeks over $2 million in damages. On April 18, 2017, GEA served a counterclaim for approximately $337,000 in alleged obligations under the parties’ recycling agreement. Simultaneously with serving its counterclaim in the arbitration, which is venued in Chicago, GEA filed a complaint in the United States District Court for the Western District of Kentucky seeking damages of approximately $530,000 plus interest and attorneys’ fees allegedly owed under a previous agreement between the parties. On December 12, 2017, the court stayed GEA’s complaint in favor of the arbitration. Under the terms of ARCA’s transaction with Recleim LLC, Recleim LLC is obligated to pay GEA on ARCA’s behalf the amounts claimed by GEA in the arbitration and in the lawsuit pending in Kentucky. Those amounts have been paid into escrow pending the outcome of the arbitration. The arbitration is currently scheduled for December 3-7, 2018.

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

Note 19:          Income Taxes

Our overall effective tax rate was 26.8% for the 26 weeks ended June 30, 2018 and a positive tax provision of $854 against a pre-provision loss of $3,738 for the 26 weeks ended June 30, 2018, respectively. The effective tax rates and related provisional tax amounts vary from the U.S. federal statutory rate due to state taxes, foreign taxes, share-based compensation, non-controlling interest, valuation allowance, and certain non-deductible expenses.

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

Note 21:          Share-based compensation

We recognized share-based compensation expense of $0 and $9 for the 13 weeks ended June 30, 2018, and July 1, 2017 respectively. We recognized share-based compensation expense of $0 and $32 for the 26 weeks ended June 30, 2018, and July 1, 2017 respectively. There is no estimated future share-based compensation expense as of June 30, 2018. The weighted average fair value per option of options granted during fiscal year 2016 was $1.12. Based on the value of options outstanding as of June 30, 2018, we do not estimate any future share-based compensation expense for existing options issued. This estimate does not include any expense for additional options that may be granted and vest in subsequent years.

Note 22:       Shareholders’ Equity

Common Stock: Our Articles of Incorporation authorize fifty million shares of common stock that may be issued from time to time having such rights, powers, preferences and designations as the Board of Directors may determine.  During the 13 weeks and 26 weeks ended June 30, 2018, respectively, no additional shares of common stock were granted and issued. As of June 30, 2018, and December 30, 2017, there were 6,875 and 6,875 shares, respectively, of common stock issued and outstanding.

Stock Options: The 2016 Plan authorizes the granting of awards in any of the following forms: (i) incentive stock options, (ii) nonqualified stock options, (iii) restricted stock awards, and (iv) restricted stock units, and expires on the earlier of October 28, 2026, or the date that all shares reserved under the 2016 Plan are issued or no longer available. The 2016 Plan provides for the issuance of up to 2,000 shares of common stock pursuant to awards granted under the 2016 Plan. Options granted to employees typically vest over two years, while grants to non-employee directors vest in six months. As of June 30, 2018, 20 options were outstanding under the 2016 Plan. Our 2011 Plan authorizes the granting of awards in any of the following forms: (i) stock options, (ii) stock appreciation rights, and (iii) other share-based awards, including but not limited to, restricted stock, restricted stock units or performance shares, and expires on the earlier of May 12, 2021, or the date that all shares reserved under the 2011 Plan are issued or no longer available. Options granted to employees typically vest over two years, while grants to non-employee directors vest in six months. As of June 30, 2018, 485 options were outstanding under the 2011 Plan. No additional awards will be granted under the 2011 Plan after the adoption of the 2016 Plan. Our 2006 Stock Option Plan (the “2006 Plan”) expired on June 30, 2011, but the options outstanding under the 2006 Plan continue to be exercisable in accordance with their terms. As of June 30, 2018, 0 options were outstanding to employees and non-employee directors under the 2006 Plan. We issue new common stock when stock options are exercised. The Company periodically grants stock options that vest based upon the achievement of performance targets. For performance-based options, the Company evaluates the likelihood of the targets being met and records the expense over the probable vesting period.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for fiscal year 2016. No options were issued in the 26 weeks ended June 30, 2018 or fiscal year 2017. The expected dividend yield is zero. The expected stock price volatility is 85.44%. The risk-free interest rate is 2.16%. The expected life of options in years is ten.

Additional information relating to all outstanding options is as follows (in thousands, except per share data):

				Weighted Average
	Options	Weighted Average	Aggregate	Remaining
	Outstanding	Exercise Price	Intrinsic Value	Contractual Life
Balance at December 30, 2017	627	$2.56	$–	4.22
Granted	–
Exercised	–
Cancelled/expired	(123)	3.98
Forfeited	–
Balance at June 30, 2018	504	$2.21	$–	4.84

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $0.69 on June 29, 2018, which theoretically could have been received by the option holders had all option holders exercised their options as of that date.  As of June 30, 2018, and December 30, 2017, there were no in-the-money options exercisable.

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

As of June 30, 2018, and December 30, 2017, we had fully vested warrants outstanding to purchase 24 shares of common stock at a price of $3.55 per share and expire in May 2020 and 167 shares of common stock at a price of $0.68 per share.

Preferred Stock:  Our Articles of Incorporation authorize two million shares of preferred stock that may be issued from time to time in one or more series having such rights, powers, preferences and designations as the Board of Directors may determine.  In 2017, 288,588 shares (number specific – not rounded) of preferred stock were issued for the GeoTraq acquisition. See Note 5.

Note 23:          Earnings per share

Basic income per common share is computed based on the weighted average number of common shares outstanding. Diluted income per common share is computed based on the weighted average number of shares of common stock outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive shares of common stock been issued. Potentially dilutive shares of common stock include unexercised stock options and warrants. Basic per share amounts are computed, generally, by dividing net income attributable to shareholders of the parent by the weighted average number of shares of common stock outstanding. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless their effect is anti-dilutive, thereby reducing the loss or increasing the income per common share.  In calculating diluted weighted average shares and per share amounts, we included stock options and warrants with exercise prices below average market prices, for the respective reporting periods in which they were dilutive, using the treasury stock method. We calculated the number of additional shares by assuming the outstanding stock options were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the quarter. For the 13 weeks and 26 weeks ended June 30, 2018 and July 1, 2017, we excluded options and warrants to purchase 695 and 734 shares, respectively, of common stock from the diluted weighted average shares outstanding calculation as the effect of these options were anti-dilutive.

	For the Thirteen Weeks Ended		For the Twenty Six Weeks Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Basic

Net income (loss) from continuing operations	$(1,409)	$1,218	$(2,884)	$3,483
Net income (loss) from discontinued operations and loss on sale, net of tax	–	845	–	788
Net income (loss)	$(1,409)	$2,063	$(2,884)	$4,271

Basic earnings (loss) per share:
Basic earnings (loss) per share from continued operations	$(0.20)	$0.18	$(0.42)	$0.52
Basic earnings (loss) per share - discontinued operations and loss on sale, net of tax	–	0.13	–	0.12
Basic earnings (loss) per share	$(0.20)	$0.31	$(0.42)	$0.64

Weighted average common shares outstanding	6,875	6,655	6,875	6,655

Diluted

Diluted earnings (loss) per share:
Diluted earnings (loss) per share from continued operations	$(0.20)	$0.18	$(0.42)	$0.52
Diluted earnings (loss) per share - discontinued operations and loss on sale, net of tax	–	0.13	–	0.12
Diluted earnings (loss) per share	$(0.20)	$0.31	$(0.42)	$0.64

Weighted average common shares outstanding	6,875	6,655	6,875	6,655
Add: Common Stock Warrants	–	32	–	51
Assumed diluted weighted average common shares outstanding	6,875	6,687	6,875	6,706

Note 24:          Segment Information

We operate within targeted markets through two reportable segments: recycling and technology. The recycling segment is composed of income generated by fees charged and costs incurred for collecting, recycling and installing appliances for utilities and other customers and includes byproduct revenue, which are primarily generated through the recycling of appliances. We have included the results from consolidating AAP in our recycling segment through August 15, 2017. The technology segment is composed of all revenue and costs incurred or associated with GeoTraq. At this time, GeoTraq is in the development stage and expects to go to market with products and services in the location-based services market. The nature of products, services and customers for each segment varies significantly. As such, the segments are managed separately. Our Chief Executive Officer has been identified as the Chief Operating Decision Maker (“CODM”). The CODM evaluates performance and allocates resources based on revenues and income from operations of each segment. Income from operations represents revenues less cost of revenues and operating expenses, including certain allocated selling, general and administrative costs. There are no inter-segment sales or transfers.

The following tables present our segment information for periods indicated:

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Revenues
Recycling	$8,373	$10,744	$17,286	$18,194
Technology	–	–	–	–
Total Revenues	$8,373	$10,744	$17,286	$18,194

Gross profit
Recycling	$2,150	$3,989	$4,562	$5,805
Technology	–	–	–	–
Total Gross profit	$2,150	$3,989	$4,562	$5,805

Operating income (loss)
Recycling	$(390)	$1,577	$(679)	$(54)
Technology	(1,212)	–	(2,485)	–
Total Operating income	$(1,602)	$1,577	$(3,164)	$(54)

Depreciation and amortization
Recycling	$59	$247	$120	$504
Technology	933	–	1,866	–
Total Depreciation and amortization	$992	$247	$1,986	$504

Interest expense
Recycling	$38	$125	$629	$422
Technology	–	–	–	–
Total Interest expense	$38	$125	$629	$422

Net income (loss) before provision for income taxes
Recycling	$(476)	$1,276	$(1,253)	$4,516
Technology	(1,212)	–	(2,485)	–
Total Net income (loss) before provision for income taxes	$(1,688)	$1,276	$(3,738)	$4,516

	As of	As of
	June 30,	December 30,
	2018	2017
Assets
Recycling	$13,451	$21,745
Technology	22,988	25,146
Total Assets	$36,439	$46,891

Goodwill and intangible assets
Recycling	$19	$19
Technology	22,833	24,699
Total Goodwill and intangible assets	$22,852	$24,718

Note 25:          Defined Contribution Plan

We have a defined contribution salary deferral plan covering substantially all employees under Section 401(k) of the Internal Revenue Code. We contribute an amount equal to 10 cents for each dollar contributed by each employee up to a maximum of 5% of each employee’s compensation. We recognized expense for contributions to the plans of $10 and $0 for the 13 weeks ended June 30, 2018 and July 1, 2017, respectively. We recognized expense for contributions to the plans of $23 and $15 for the 26 weeks ended June 30, 2018 and July 1, 2017, respectively.

Note 26:          Related Parties

Tony Isaac, the Company’s Chief Executive Officer, is the father of Jon Isaac, Chief Executive Officer of Live Ventures Incorporated and managing member of Isaac Capital Group LLC, a 9% shareholder of the Company. Tony Isaac, Chief Executive Officer, Virland Johnson, Chief Financial Officer, Richard Butler, Board of Directors member, and Dennis Gao, Board of Directors member of the Company, are Board of Directors, Chief Financial Officer, Board of Directors member, and Board of Directors members of, respectively, Live Ventures Incorporated. The Company also shares certain executive and legal services with Live Ventures Incorporated. The total services were $50 and $0 for the 13 weeks ended June 30, 2018 and July 1, 2017, respectively. The total services were $116 and $0 for the 26 weeks ended June 30, 2018 and July 1, 2017, respectively. Customer Connexx rents approximately 9,879 square feet of office space from Live Ventures Incorporated at its Las Vegas, NV office. The total rent and common area expense was $37 and $42 for the 13 weeks ended June 30, 2018 and July 1, 2017, respectively. The total rent and common area expense was $82 and $93 for the 26 weeks ended June 30, 2018 and July 1, 2017, respectively. The Company received a transition services fee of $68 and $136 from ApplianceSmart for the 13 weeks and 26 weeks ended June 30, 2018.

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

Note 27:          Subsequent Events

On August 10, 2018, the Company issued 1,315,000 shares of common stock to six different individuals in exchange for the provision of services. The shares were offered and issued in an offering exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) under Section 4(2) of the Securities Act.

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

Forward-Looking and Cautionary Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. You can identify forward-looking statements because they contain words such as ‘‘believes,’’ ‘‘expects,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘seeks,’’ ‘‘approximately,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘estimates’’ or ‘‘anticipates’’ or similar expressions that concern our strategy, plans or intentions. Any statements we make relating to our future operations, performance and results, and anticipated liquidity are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those we expected. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-Q, are disclosed in “Item 1-Business, Item 1A – Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2017, as amended, and this Quarterly Report on Form 10-Q. Some of the factors that we believe could affect our results include:

•	the volume of appliance sales;

•	the strength of energy conservation recycling programs;

•	our continued ability to purchase product from our suppliers at acceptable prices;

•	costs and expenses being realized at higher than expected levels;

•	our ability to secure an adequate supply of special-buy appliances for resale;

•	the ability to secure appliance recycling and replacement contracts with sponsors of energy efficiency programs;

•	the ability of customers to supply units under their recycling contracts with us;

•	the outcome of the sales and use tax examination in California; and

•	general economic conditions affecting consumer demand for appliances.

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

Overview

Appliance Recycling Centers of America, Inc. and Subsidiaries (“we,” the “Company” or “ARCA”) are in the business of being the bridge between utilities or manufacturers to their customers by recycling and replacing. We are committed to energy efficiency and have been a pioneer in appliance recycling programs. We expect that our recent acquisition of GeoTraq, a development stage company, will ultimately allow us to market and sell products and services that capitalize on the large under-served portion of the location-based services market that is not addressed by existing solutions. RFID and Wi-Fi require close proximity for asset tracking, while GPS is too bulky and power hungry for many needs. GeoTraq addresses the white space in-between by exclusively using Cell-ID technology. GeoTraq’s patented technology allows for a substantially lower cost solution, extended service life, a small form factor and even disposable devices, which we believe can significantly reduce return logistics costs.

We operate two reportable segments:

•	Recycling: Our recycling segment is a turnkey appliance recycling program. We receive fees charged for recycling, replacement and additional services for utility energy efficiency programs and have established 17 Regional Processing Centers (“RPCs”) for this segment throughout the United States and Canada.

•	Technology: Our technology segment is in the development stage with the recent acquisition of GeoTraq. GeoTraq is in the process of developing technology to enable low cost location-based products and services through the use of Cell-ID technology.

For the Thirteen Weeks Ended June 30, 2018 and July 1, 2017

Results of Operations

The following table sets forth certain statement of operations items and as a percentage of revenue, for the periods indicated:

	13 Weeks Ended		13 Weeks Ended
	June 30, 2018		July 1, 2017
Statement of Operations Data (in Thousands):
Revenue	$8,373	100.0%	$10,744	100.0%
Cost of revenue	6,223	74.3%	6,755	62.9%
Gross profit	2,150	25.7%	3,989	37.1%
Selling, general and administrative expense	3,752	44.8%	2,412	22.4%
Operating income (loss)	(1,602)	-19.1%	1,577	14.7%
Interest expense, net	(38)	-0.5%	(125)	-1.2%
Other income (expense)	(48)	-0.6%	(176)	-1.6%
Net income (loss) before income taxes	(1,688)	-20.2%	1,276	11.9%
Provision (benefit) for income taxes	(279)	-3.3%	208	-1.9%
Net income (loss) before noncontrolling interest	(1,409)	-16.8%	1,068	9.9%
Net loss attributed to noncontrolling interest	–	0.0%	150	1.4%
Net income from discontinued operations, net of tax	–	0.0%	845	7.9%
Net income (loss) attributed to shareholders' of parent	$(1,409)	-16.8%	$2,063	19.2%

The following tables set forth revenues for key product and service categories, percentages of total revenue and gross profits earned by key product and service categories and gross profit percent as compared to revenues for each key product category indicated:

	13 Weeks Ended		13 Weeks Ended
	June 30, 2018		July 1, 2017
	Net	Percent	Net	Percent
	Revenue	of Total	Revenue	of Total
Revenue
Recycling, Byproducts, Carbon Offset	$6,139	73.3%	$7,280	67.8%
Replacement Appliances	2,234	26.7%	3,464	32.2%
Total Revenue	$8,373	100.0%	$10,744	100.0%

	13 Weeks Ended		13 Weeks Ended
	June 30, 2018		July 1, 2017
	Gross	Gross	Gross	Gross
	Profit	Profit %	Profit	Profit %
Gross Profit
Recycling, Byproducts, Carbon Offset	1,747	28.5%	2,553	35.1%
Replacement Appliances	403	18.0%	1,436	41.5%
Total Gross Profit	$2,150	25.7%	$3,989	37.1%

Revenue

Revenue decreased $2,371 or 22.1% for the 13 weeks ended June 30, 2018 as compared to the 13 weeks ended July 1, 2017.

Revenue decreased in the following categories as compared to the prior year period:

Replacement Appliance revenue decreased $1,230 or 35.5%. Slower sales in Southern California from our two largest customers represented a decrease in revenue of $1,055.

Recycling, Byproducts, Carbon Offset revenue decreased $1,141 or 15.7%. Canadian replacement revenue was less that the prior year period of $675 due to less demand from customers. The Company did not have a refrigerant sale in the quarter.

Cost of Revenue

Cost of revenue decreased $532, or 7.9% for the 13 weeks ended June 30, 2018 as compared to the 13 weeks ended July 1, 2017, primarily due to the change in revenue discussed above as well as the changes in gross profit discussed below.

Gross Profit

Gross profit decreased $1,839 or 46.1%, for the 13 weeks ended June 30, 2018 as compared to the 13 weeks ended July 1, 2017.

Gross profit for Recycling, Byproducts and Carbon Offset decreased $806 or 31.6%, and Replacement Appliance gross profit decreased $1,033 or 71.9%.

Gross profit margin as a percentage of sales decreased for Recycling, Byproducts and Carbon Offset to 28.5% vs. 35.1%. Gross profit margin as a percentage of sales decreased for Replacement Appliances to 18.0% vs. 41.5%.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $1,340 or 55.6%, for the 13 weeks ended June 30, 2018 as compared to the 13 weeks ended July 1, 2017. Selling, general and administrative expense increased for our Technology segment by $1,212 and increased for our Recycling segment by $128.

Operating Loss

As a result of the factors described above, operating loss of $1,602 for the 13 weeks ended June 30, 2018, represented a decrease of $3,179 over the comparable prior year 13 weeks income ended July 1, 2017 of $1,577.

Interest Expense, net

Interest expense net decreased $87 or 69.6%, for the 13 weeks ended June 30, 2018 as compared to the 13 weeks ended July 1, 2017 primarily due to decreased rates and amounts of interest paid on decreased borrowings.

Other Expense

Other expense decreased $128 for the 13 weeks ended June 30, 2018 as compared to the 13 weeks ended July 1, 2017.

Provision for (benefit from) Income Taxes

We recorded a benefit for income taxes of $279 for the 13 weeks ended June 30, 2018, compared with a provision of $208 in the same period of 2017. The provision for income taxes for the 13 weeks ended June 30, 2018, decreased over the same period of 2017 by $487.

Net Income (loss)

The factors described above and the net after tax income of discontinued operations of $845 and the net loss attributed to the noncontrolling interest in AAP of $150 in the prior year period; led to a net loss of $1,409 for the 13 weeks ended June 30, 2018, a decrease of $3,472 from a net income of $2,063 for the 13 weeks ended July 1, 2017.

For the Twenty-Six Weeks Ended June 30, 2018 and July 1, 2017

Results of Operations

The following table sets forth certain statement of operations items and as a percentage of revenue, for the periods indicated:

	26 Weeks Ended		26 Weeks Ended
	June 30, 2018		July 1, 2017
Statement of Operations Data (in Thousands):
Revenue	$17,286	100.0%	$18,194	100.0%
Cost of revenue	12,724	73.6%	12,389	68.1%
Gross profit	4,562	26.4%	5,805	31.9%
Selling, general and administrative expense	7,726	44.7%	5,859	32.2%
Operating income (loss)	(3,164)	-18.3%	(54)	-0.3%
Interest expense, net	(629)	-3.6%	(422)	-2.3%
Other income (expense)	55	0.3%	4,992	27.4%
Net income (loss) before income taxes	(3,738)	-21.6%	4,516	24.8%
Provision (benefit) for income taxes	(854)	-4.9%	1,446	-7.9%
Net income (loss) before noncontrolling interest	(2,884)	-16.7%	3,070	16.9%
Net loss attributed to noncontrolling interest	–	0.0%	413	2.3%
Net income from discontinued operations, net of tax	–	0.0%	788	4.3%
Net income (loss) attributed to shareholders' of parent	$(2,884)	-16.7%	$4,271	23.5%

The following tables set forth revenues for key product and service categories, percentages of total revenue and gross profits earned by key product and service categories and gross profit percent as compared to revenues for each key product category indicated:

	26 Weeks Ended		26 Weeks Ended
	June 30, 2018		July 1, 2017
	Net	Percent	Net	Percent
	Revenue	of Total	Revenue	of Total
Revenue
Recycling, Byproducts, Carbon Offset	$10,882	63.0%	$11,771	64.7%
Replacement Appliances	6,404	37.0%	6,423	35.3%
Total Revenue	$17,286	100.0%	$18,194	100.0%

	26 Weeks Ended		26 Weeks Ended
	June 30, 2018		July 1, 2017
	Gross	Gross	Gross	Gross
	Profit	Profit %	Profit	Profit %
Gross Profit
Recycling, Byproducts, Carbon Offset	2,836	26.1%	3,486	29.6%
Replacement Appliances	1,726	27.0%	2,319	36.1%
Total Gross Profit	$4,562	26.4%	$5,805	31.9%

Revenue

Revenue decreased $908 or 5.0% for the 26 weeks ended June 30, 2018 as compared to the 26 weeks ended July 1, 2017.

Revenue decreased in the following categories as compared to the prior year period:

Replacement Appliance revenue decreased $19 or 0.3%.

Recycling, Byproducts, Carbon Offset revenue decreased $889 or 7.6%. The Company did not have a refrigerant sale in the quarter. Canadian replacement revenue was less than the prior year period of $675 due to less demand from customers.

Cost of Revenue

Cost of revenue increased $335, or 2.7% for the 26 weeks ended June 30, 2018 as compared to the 26 weeks ended July 1, 2017, primarily due to the change in revenue discussed above as well as the changes in gross profit discussed below.

Gross Profit

Gross profit decreased $1,243 or 21.4%, for the 26 weeks ended June 30, 2018 as compared to the 26 weeks ended July 1, 2017.

Gross profit for Recycling, Byproducts and Carbon Offset decreased $650 or 18.6%, and Replacement Appliance gross profit decreased $593 or 25.6%.

Gross profit margin as a percentage of sales decreased for Recycling, Byproducts and Carbon Offset to 26.1% vs. 29.6%. Gross profit margin as a percentage of sales decreased for Replacement Appliances to 27.0% vs. 36.1%.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $1,867 or 31.9%, for the 26 weeks ended June 30, 2018 as compared to the 26 weeks ended July 1, 2017. Selling, general and administrative expense increased for our Technology segment by $2,485 and decreased for our Recycling segment by $618.

Operating Loss

As a result of the factors described above, operating loss of $3,164 for the 26 weeks ended June 30, 2018, represents a decrease of $3,110 over the comparable prior year 26 weeks loss ended July 1, 2017 of $54.

Interest Expense, net

Interest expense net increased $207 or 49.1%, for the 26 weeks ended June 30, 2018 as compared to the 26 weeks ended July 1, 2017 primarily due to the recording as interest expense the un-amortized debt issuance costs associated with the MidCap Revolver of $395 and decreased interest rates and decreased borrowing since March 22, 2018.

Other Income and Expense

Other income and expense decreased $4,937 for the 26 weeks ended June 30, 2018 as compared to the 26 weeks ended July 1, 2017, primarily due to the sale of and related gain on sale of $5,163 for the Compton, CA building and property.

Provision for (benefit from) Income Taxes

We recorded a benefit for income taxes of $854 for the 26 weeks ended June 30, 2018, compared with a provision of $1,446 in the same period of 2017. The provision for income taxes for the 26 weeks ended June 30, 2018, decreased over the same period of 2017 by $2,300.

Net Income (loss)

The factors described above and the net after tax income of discontinued operations of $788 and the net loss attributed to the noncontrolling interest in AAP of $413 in the prior year period; led to a net loss of $2,884 for the 26 weeks ended June 30, 2018, a decrease of $7,155 from a net income of $4,271 for the 26 weeks ended July 1, 2017.

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

	13 Weeks Ended June 30, 2018			13 Weeks Ended July 1, 2017
	Segments in $			Segments in $
	Recycling	Technology	Total	Recycling	Technology	Total
Revenue	$8,373	$–	$8,373	$10,744	$–	$10,744
Cost of revenue	6,223	–	6,223	6,755	–	6,755
Gross profit	2,150	–	2,150	3,989	–	3,989
Selling, general and administrative expense	2,540	1,212	3,752	2,412	–	2,412
Operating income (loss)	$(390)	$(1,212)	$(1,602)	$1,577	$–	$1,577

	13 Weeks Ended June 30, 2018			13 Weeks Ended July 1, 2017
	Segments in %			Segments in %
	Recycling	Technology	Total	Recycling	Technology	Total
Revenue	100.0%	0.0%	100.0%	100.0%	0.0%	100.0%
Cost of revenue	74.3%	0.0%	74.3%	62.9%	0.0%	62.9%
Gross profit	25.7%	0.0%	25.7%	37.1%	0.0%	37.1%
Selling, general and administrative expense	30.3%	100.0%	44.8%	22.4%	0.0%	22.4%
Operating income (loss)	-4.7%	-100.0%	-19.1%	14.7%	0.0%	14.7%

Recycling Segment

Segment results for ARCA Recycling, Customer Connexx, ARCA Canada and AAP (through August 15, 2017). Revenue for the 13 weeks ended June 30, 2018 decreased by $2,371, or 22.1%, as compared to the prior year period, represents decreases in Replacement Appliance revenue of $1,230 or 35.5% and Recycling, Byproducts, Carbon Offset revenue of $1,141 or 15.7%.

Cost of revenue for the 13 weeks ended June 30, 2018 decreased $532 or 7.9%, as compared to the prior year period, represents a decrease in cost of revenue of Replacement Appliances $197 or 9.7% and a decrease in the cost of revenue of Recycling, Byproducts, Carbon Offset of $335 or 7.1%.

Operating income for the 13 weeks ended June 30, 2018 decreased $1,967, as compared to the prior year period, represents a decrease in gross profit of $1,839 and increased selling, general and administrative expense of $128.

Technology Segment

Segment results for Technology include GeoTraq. Results for the 13 weeks ended June 30, 2018 include a loss of $1,212. The loss represents intangible asset amortization expense for $933, and other selling general and administrative expense of $279. No prior year period results as this acquisition was completed August 18, 2017.

	26 Weeks Ended June 30, 2018			26 Weeks Ended July 1, 2017
	Segments in $			Segments in $
	Recycling	Technology	Total	Recycling	Technology	Total
Revenue	$17,286	$–	$17,286	$18,194	$–	$18,194
Cost of revenue	12,724	–	12,724	12,389	–	12,389
Gross profit	4,562	–	4,562	5,805	–	5,805
Selling, general and administrative expense	5,241	2,485	7,726	5,859	–	5,859
Operating loss	$(679)	$(2,485)	$(3,164)	$(54)	$–	$(54)

	26 Weeks Ended June 30, 2018			26 Weeks Ended July 1, 2017
	Segments in %			Segments in %
	Recycling	Technology	Total	Recycling	Technology	Total
Revenue	100.0%	0.0%	100.0%	100.0%	0.0%	100.0%
Cost of revenue	73.6%	0.0%	73.6%	68.1%	0.0%	68.1%
Gross profit	26.4%	0.0%	26.4%	31.9%	0.0%	31.9%
Selling, general and administrative expense	30.3%	100.0%	44.7%	32.2%	0.0%	32.2%
Operating loss	-3.9%	-100.0%	-18.3%	-0.3%	0.0%	-0.3%

Recycling Segment

Segment results for ARCA Recycling, Customer Connexx, ARCA Canada and AAP (through August 15, 2017). Revenue for the 26 weeks ended June 30, 2018 decreased by $908, or 5.0%, as compared to the prior year period, which represent decreases in Replacement Appliance revenue of $19 or 0.3% and Recycling, Byproducts, Carbon Offset revenue of $889 or 7.6%.

Cost of revenue for the 26 weeks ended June 30, 2018 increased $335 or 2.7%, as compared to the prior year period, represents an increase in cost of revenue of Replacement Appliances of $574 or 14.0%; partially offset by a decrease in the cost of revenue of Recycling, Byproducts, Carbon Offset of $239 or 2.9%.

Operating income for the 26 weeks ended June 30, 2018 decreased $625, as compared to the prior year period due to a decrease in gross profit of $1,243, partially offset by a decrease in selling, general and administrative expense of $618.

Technology Segment

Segment results for Technology include GeoTraq. Results for the 26 weeks ended June 30, 2018 include a loss of $2,485. The loss represents intangible asset amortization expense for $1,864, and other selling general and administrative expense of $621. No prior year period results as this acquisition was completed August 18, 2017.

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

As of June 30, 2018, we had total cash on hand of $413. As we continue to pursue strategic transactions to expand and grow our business, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

Cash Flows

During the 26 weeks ended June 30, 2018, cash provided by operations was $2,554, compared to cash provided by operations of $2,500 during the 26 weeks ended July 1, 2017. The increase in cash provided by operations of $54 as compared to the prior year period; was primarily due to a decrease in net income of $5,954, a negative change in cash provided by operating activities of discontinued operations of $2,241, a decrease in income from discontinued operations of $788, a decrease in cash provided by stock compensation expense of $32, change in deferred income taxes of $1,448; partially offset by an increase in non-cash depreciation and amortization of $1,482, an increase in amortization of debt issuance costs of $380, a positive change in reserve for uncollectible accounts $304, a positive change in gain on sale of property and equipment of $5,161, a positive change in deferred rent of $34, a positive change in deferred compensation of $60, a positive change in other of $417 and cash provided by working capital accounts provided a positive change in operating cash flow of $2,679.

Cash used by investing activities was $16 and cash provided by investing activities $6,681 for the 26 weeks ended June 30, 2018 and the 26 weeks ended July 1, 2017, respectively. The $6,697 decrease in cash provided by investing activities, as compared to the prior period, is primarily attributable to the decrease in proceeds from the sale of property and equipment of $6,783 and a decrease in purchase of property and equipment of $73; partially offset by net payments received on a note receivable from ApplianceSmart of $159.

Cash used by financing activities was $5,416 and $9,968 for the 26 weeks ended June 30, 2018 and the 13 weeks ended July 1, 2017, respectively. The $4,552 decrease in cash used, as compared to the prior period, was attributable to decreased payments under the PNC Revolver of $10,333, decreased payments on debt obligations of $1,054, decreased payments on debt issuance costs of $344; partially offset by a decrease in net borrowing under the MidCap Revolver of $6,671 and a decrease in the proceeds from the issuance of long term debt obligations of $508.

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

MidCap Revolver

On June 30, 2018 and December 30, 2017, our available borrowing capacity under the Credit Agreement was $0 and $1,031, respectively. We borrowed $21,470 and repaid $27,075 on the Credit Agreement during the period of December 31, 2017 through March 22, 2018, leaving an outstanding balance on the Credit Agreement of $0 and $5,605 at June 30, 2018 and December 30, 2017, respectively. On March 22, 2018, Appliance Recycling Centers of America, Inc. terminated the Credit and Security Agreement (the “Credit Agreement”) with MidCap Financial Trust together with the related revolving loan note and pledge agreement. ARCA has no further obligations (financial or otherwise) to MidCap Financial Trust and did not incur any termination penalties as a result of the termination of the Credit Agreement.

Investment Banker Hired

As part of the Company’s overall strategy to diversify and focus on technology, and provide shareholder value, the Company hired an investment banker to pursue strategic alternatives and possible sale of its’ Recycling business. The investment banker worked with outside potential buyers and has thus far produced four legitimate offers ranging in price from the mid-$20 million range to the mid $40 million range for the Company to consider. The Company has signed a non-binding exclusive letter of intent with one potential buyer and is currently undergoing a due diligence process to secure a firm binding offer for consideration. The Company cannot guarantee the outcome of this process.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Market Risk and Impact of Inflation

Foreign Currency Exchange Rate Risk. We currently generate revenues in Canada. The reporting currency for our consolidated financial statements is U.S. dollars. It is not possible to determine the exact impact of foreign currency exchange rate changes; however, the effect on reported revenue and net earnings can be estimated. We estimate that the U.S. dollar against the Canadian dollar had an immaterial impact on revenues and net income for the 13 week and 26 week periods ended June 30, 2018. We do not currently hedge foreign currency fluctuations and do not intend to do so for the foreseeable future.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at December 30, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2018, our disclosure controls and procedures were ineffective.

Changes in Internal Control over Financial Reporting

During the first fiscal quarter of fiscal 2018, covered by this Quarterly Report on Form 10-Q, we did not make any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

Management noted two significant deficiencies in internal control when conducting their evaluation of internal control as of December 30, 2017. (1) Insufficient or inadequate financial statement closing process. The cutoff procedures were not effective with certain accrued and deferred expenses. (2) Inadequate separation of duties within a significant process. The cash receipt and cash reconciliation process are without adequate separation of duties. Additional procedures are necessary to have check and balance on significant transactions and governance with those charged with governance authority. Management also noted a deficiency in establishing and providing adequate support for transfer of title and ownership. These significant deficiencies remained outstanding as of June 30, 2018 and management is currently working to remedy these outstanding significant deficiencies.

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

On November 15, 2016, ARCA served an arbitration demand on Haier US Appliance Solutions, Inc., dba GE Appliances (“GEA”), alleging breach of contract and interference with prospective business advantage. ARCA seeks over $2 million in damages. On April 18, 2017, GEA served a counterclaim for approximately $337,000 in alleged obligations under the parties’ recycling agreement. Simultaneously with serving its counterclaim in the arbitration, which is venued in Chicago, GEA filed a complaint in the United States District Court for the Western District of Kentucky seeking damages of approximately $530,000 plus interest and attorneys’ fees allegedly owed under a previous agreement between the parties. On December 12, 2017, the court stayed GEA’s complaint in favor of the arbitration. Under the terms of ARCA’s transaction with Recleim LLC, Recleim LLC is obligated to pay GEA on ARCA’s behalf the amounts claimed by GEA in the arbitration and in the lawsuit pending in Kentucky. Those amounts have been paid into escrow pending the outcome of the arbitration. The arbitration is currently scheduled for December 3-7, 2018.

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

Item 5.    Other Information.

3.02	Unregistered Sales of Equity Securities.

On August 10, 2018, the Company issued 1,315,000 shares of common stock to six different individuals in exchange for the provision of services. The shares were offered and issued in an offering exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) under Section 4(2) of the Securities Act.

5.02.	Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Appointment of Nael Hajjar; Resignation of Timothy Matula

On August 10, 2018, Timothy Matula resigned as a director of the Company effective immediately in order to pursue other opportunities. Mr. Matula served on the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee of the Board of Directors (the “Board”). There were no disagreements between the Company and Mr. Matula that led to his decision to resign.

On August 10, 2018, the Board appointed Nael Hajjar to the Board to fill the vacancy created by Mr. Matula’s resignation, to serve until the Company’s 2018 annual meeting of stockholders or until his successor is duly elected and qualified. The Board also appointed Mr. Hajjar to serve as a member of the Audit Committee of the Board. There is no arrangement or understanding pursuant to which Mr. Hajjar was appointed to the Board. There are no family relationships between Mr. Hajjar and any director or executive officer of the Company, and Mr. Hajjar does not have any direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K. Mr. Hajjar will receive $1,200 per month for his service on the Board.

Johnson Bonus

On August 10, 2018, the Compensation Committee of the Board formally confirmed and approved the awarding of a performance bonus to Virland A. Johnson, the Company’s Chief Financial Officer, of $107,000 in cash.

5.03	Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.

On August 8, 2018, the Company filed a Certificate of Correction to the Articles of Incorporation (the “Certificate of Correction”) with the Secretary of State of the State of Nevada to correct the scrivener’s error in Section 3.2.4 and change the referenced date from “February 28, 2019” to “February 28, 2018”, which is the correctly referenced and approved date.

The following description of the Certificate of Correction is a summary and qualified in its entirety by the terms of the Certificate of Correction, a copy of which is filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

5.08	Shareholder Director Nominations

The Company will hold its 2018 annual meeting of shareholders (the “2018 Annual Meeting”) on October 23, 2018. Because the date of the 2018 Annual Meeting is more than 30 days from the anniversary date of the Company’s 2017 annual meeting of shareholders, the Company is providing notice of the deadline for the submission of any qualified shareholder proposal or qualified shareholder nominations under the rules of the Securities and Exchange Commission (the “SEC”) in this Form 10-Q. In accordance with the rules of the SEC, any shareholder proposal or nomination intended to be considered for inclusion in the Company’s proxy materials for the 2018 Annual Meeting must be received by the Company at its principal executive offices at 175 Jackson Avenue North, Suite 102, Minneapolis, Minnesota 55343, by no later than September 1, 2018, and directed to the Corporate Secretary.

Shareholder proposals intended to be considered for inclusion in the Company’s proxy materials for the 2018 Annual Meeting must comply with the requirements set forth above, the Company’s bylaws and all applicable rules and regulations promulgated by the SEC under the Securities Exchange Act of 1934, as amended.

Item 6.    Exhibits.

Index to Exhibits

Exhibit Number		Exhibit Description	Form	File Number	Exhibit Number	Filing Date
3.1	*	Certificate of Correction to Articles of Incorporation

10.1		Promissory Note	8-K	000-19621	10.1	04/26/2018

31.1	*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Ex. 101.INS	*	XBRL Instance Document

Ex. 101.SCH	*	XBRL Taxonomy Extension Schema Document

Ex. 101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

Ex. 101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

Ex. 101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

Ex. 101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

Appliance Recycling Centers of America, Inc.
(Registrant)

Date:	August 14, 2018	By:	/s/ Tony Isaac
Tony Isaac
Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2018	By:	/s/ Virland A Johnson
Virland A Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)

