Form 10-Q/A
period 2017-09-30
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2018-11-13
CIK 862861

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Common Stock par value $0.001

Series A Preferred Stock par value $0.001

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 as originally filed with the Securities and Exchange Commission on November 14, 2017 (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and (iii)  Item 6 of Part II, “Exhibits”, and we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date or modify or update disclosures in any way other than as required to reflect the restatement described below.

Our previously issued consolidated financial statements for the quarterly period ended September 30, 2017 have been reclassified and restated. As described in more detail in Note 4 to our unaudited condensed consolidated financial statements, we have determined that our previously reported results for the quarter ended September 30, 2017 erroneously did not include (i) a deferred tax liability associated with the acquired intangible assets of GeoTraq (ii) the beneficial conversion amount related to the Series A convertible preferred issued as part of the GeoTraq acquisition (iii) the reclassification of additional paid in capital due to par value associated with the Series A preferred shares (iv) the reclassification of additional paid in capital due to par value associated with the common shares upon reincorporation in the State of Nevada. We have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction of these errors.

i

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

INDEX TO FORM 10-Q/A

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	2

	Condensed Consolidated Balance Sheets as of September 30, 2017 (Unaudited) (Restated) and December 31, 2016	2

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited) for the 13 weeks ended September 30, 2017 and October 1, 2016 and for the 39 weeks ended September 30, 2017 and October 1, 2016	3

	Condensed Consolidated Statements of Cash Flows (Unaudited) (Restated) for the 39 weeks ended September 30, 2017 and October 1, 2016	4

	Notes to Condensed Consolidated Financial Statements (Unaudited) (Restated)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	36

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	38

Item 3.	Defaults Upon Senior Securities	38

Item 6.	Exhibits	39

SIGNATURES		40

PART I.                 FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	September 30,	December 31,
	2017	2016
	(Unaudited)
	(Restated)
Assets
Cash and cash equivalents	$1,994	$968
Trade and other receivables, net	11,991	10,509
Inventories, net	11,219	16,291
Income Tax receivable	–	16
Prepaid expenses and other current assets	891	761
Total current assets	26,095	28,545

Property and equipment, net	994	10,116
Restricted cash	1,298	500
Intangible assets, net	25,881	57
Deposits and other assets	751	557
Deferred taxes	–	2,081
Total assets	$55,019	$41,856

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$2,592	$6,143
Accrued liabilities	6,227	8,888
Line of Credit PNC Bank	–	10,333
Notes Payable - Short Term	800	–
Accrued income taxes	1,581	–
Current portion of long term maturities	3,846	2,093
Total current liabilities	15,046	27,457

Deferred income taxes	8,828	–
Long term obligations, less current maturities	–	2,826
Other noncurrent liabilities	307	364
Total Liabilities	24,181	30,647

Stockholders' equity:
Preferred stock, series A, .001 par value, 2,000 authorized, 288 shares issued and outstanding at September 30, 2017, and no shares issued and outstanding at December 31, 2016	–	–
Common stock, .001 par value, 50,000 shares authorized, 6,655 shares issued and outstanding at September 30, 2017 and December 31, 2016	7	7
Additional paid in capital	37,393	22,398
Accumulated deficit	(5,987)	(11,028)
Accumulated other comprehensive loss	(575)	(574)
Total stockholders' equity	30,838	10,803
Non controlling interest	–	406
Total liabilities and stockholders' equity	$55,019	$41,856

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

(in Thousands)

UNAUDITED

	13 Weeks Ended		39 Weeks Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016

Revenues	$25,484	$27,356	$74,505	$77,457
Cost of revenues	17,055	18,905	51,334	56,379
Gross profit	8,429	8,451	23,171	21,078

Operating expenses:
Selling, general and administrative expenses	7,301	7,036	21,167	21,543
Operating income (loss)	1,128	1,415	2,004	(465)
Other income (expense):
Gain on the sale of Compton Facility	–	–	5,163	–
Gain on the sale of AAP equity interest	81	–	81	–
Interest expense, net	(207)	(341)	(636)	(928)
Other income (expense)	248	61	315	155
Total other income (expense), net	122	(280)	4,923	(773)
Income (loss) before provision for income taxes	1,250	1,135	6,927	(1,238)
Total provision (benefit) for income taxes	563	–	2,382	438
Net income (loss)	687	1,135	4,545	(1,676)
Net loss attributed to noncontrolling interest	83	(12)	496	245
Net income (loss) attributed to controlling interest	$770	$1,123	$5,041	$(1,431)

Earnings (loss) per share:
Basic	$0.12	$0.19	$0.76	$(0.24)
Diluted	$0.11	$0.19	$0.75	$(0.24)

Weighted average common shares outstanding:
Basic	6,655	5,991	6,655	5,940
Diluted	6,705	5,991	6,705	5,940

Net income (loss)	$687	$1,135	$4,545	$(1,676)
Other comprehensive income (loss), net of tax
Effect of foreign currency translation adjustments	(37)	(29)	(1)	14
Total other comprehensive income (loss), net of tax	(37)	(29)	(1)	14
Comprehensive income (loss)	650	1,106	4,544	(1,662)
Comprehensive loss attributable to noncontrolling interest	83	(12)	496	245
Comprehensive income (loss) attributable to controlling interest	$733	$1,094	$5,040	$(1,417)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

UNAUDITED

	39 Weeks Ended
	September 30, 2017	October 1, 2016
	(Restated)
OPERATING ACTIVITIES:
Net income (loss)	$4,545	$(1,676)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,054	936
Amortization of debt issuance costs	262	136
Stock based compensation expense	32	264
Gain on sale of property	(5,163)	–
Gain on sale of variable interest entity equity	(81)	–
Change in reserve for uncollectible accounts	7	–
Change in reserve for inventory obsolescence	(124)	–
Change in deferred income taxes	776	439
Other	679	(37)
Changes in assets and liabilities:
Accounts receivable	(1,531)	2,004
Prepaid expenses and other current assets	(254)	108
Inventories	5,073	385
Accounts payable and accrued expenses	(4,509)	301
Income tax payable	1,597	859

Net cash provided by operating activities	2,363	3,719

INVESTING ACTIVITIES:
Purchases of property and equipment	(107)	(244)
Proceeds from sale of property and equipment, net	6,785	–
Purchase of intangible assets, GeoTraq Inc., net of debt and Series A preferred stock issued	(200)	–
Sale of variable interest entity equity in AAP less cash of deconsolidated variable interest entity	643	–
Increase in restricted cash	(798)	–
Other	–	(22)

Net cash provided by (used) in investing activities	6,323	(266)

FINANCING ACTIVITIES:
Net payments under line of credit - PNC Bank	(10,333)	(2,859)
Net borrowing under the line of credit - MidCap Financial Trust	3,616	–
Proceeds from issuance of debt obligations	1,070	100
Payment of debt issuance costs	(484)	(125)
Payments on debt obligations	(1,544)	(821)
Net cash used in financing activities	(7,675)	(3,705)

Effect of changes in exchange rate on cash and cash equivalents	15	(8)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	1,026	(260)

CASH AND CASH EQUIVALENTS, beginning of period	968	1,969

CASH AND CASH EQUIVALENTS, end of period	$1,994	$1,709

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

UNAUDITED

	39 Weeks Ended
	September 30, 2017	October 1, 2016
	(Restated)
Supplemental cash flow disclosures:
Interest paid	$214	$1,033
Income taxes refunded (paid)	$36	$860

Noncash financing and investing activities:
Notes payable issued to sellers of GeoTraq, Inc.	$800	$–
Series A convertible preferred stock issued to sellers of GeoTraq, Inc.	$14,963	$–
Debt issuance costs related to credit agreement renewal	$–	$63
Series A convertible preferred stock issued to sellers of GeoTraq, Inc.	$12,322	$–
Beneficial conversion feature attributable to Series A convertible preferred stock issued	$2,641	$–

Non-cash de-consolidation of variable interest entity - AAP:
Cash	$157
Accounts Receivable	40
Prepaid and Other	101
Inventory	139
Property Plant and Equipment	11,138
Accumulated Depreciation	(3,816)
Other Assets, includes net equity investment in variable interest entity	(1,449)
Accounts Payable	(1,388)
Accrued Expenses	(523)
Current portion of long term obligations	(3,558)
Long term obligations	(435)
Non-controlling interest	(406)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(In thousands)

UNAUDITED AND RESTATED

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

The accompanying balance sheet as of December 31, 2016 which has been derived from the audited consolidated financial statements and the unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and Article 8 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, normal and recurring adjustments and accruals considered necessary for a fair presentation for the periods indicated have been included. Operating results for the 13 Week and 39 Week periods ended September 30, 2017 and October 1, 2016, are presented in lieu of three month and nine-month periods, respectively. The Company reports results on a 52-week fiscal basis. The results of operations for any interim period are not necessarily indicative of the results for the year.

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

AAP is a joint venture that was formed in October 2009 between ARCA and 4301 Operations, LLC (“4301”). ARCA and 4301 owned a 50% interest in AAP through August 15, 2017, on which date ARCA sold its 50% interest in AAP. AAP established a regional processing center in Philadelphia, Pennsylvania at which recyclable appliances are processed. The financial position and results of operations of AAP are consolidated in our financial statements through August 15, 2017, based on our conclusion that AAP is a variable interest entity due to our contribution more than 50% of the total equity, subordinated debt and other forms of financial support. We had a controlling financial interest in AAP and we have provided substantial financial support to fund the operations of AAP since its inception. On August 15, 2017, ARCA sold it’s 50% interest in AAP and is no longer consolidating the results of AAP in its consolidated financial statements as of that date. Note 6 – Sale and deconsolidation of variable interest entity AAP to these condensed consolidated financial statements.

On August 18, 2017, we acquired GeoTraq. GeoTraq is a development stage company that is engaged in the development, design, and, ultimately, we expect, sale of cellular transceiver modules, also known as Cell-ID modules. GeoTraq has created a dedicated Cell-ID transceiver module that we believe can enable the design of extremely small, inexpensive products that can operate for years on a single charge, powered by standardly available batteries of diminutive size without the need of recharge. Accordingly, and utilizing Cell-ID technology exclusively, we believe that GeoTraq will provide an exclusive, low-cost solution and service life that will enable new global markets for location-based services (LBS) that could utilize technology like the technology that emergency 911 location systems currently utilize.

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

On August 15, 2017, ARCA sold it’s 50% interest in AAP and is no longer consolidating the results of AAP in its consolidated financial statements as of that date. AAP was a joint venture formed in October 2009 between ARCA and 4301 Operations, LLC (“4301”). ARCA and 4301 owned a 50% interest in AAP through August 15, 2017. The financial position and results of operations of AAP were consolidated in our financial statements through August 15, 2017, based on our conclusion that AAP is a variable interest entity due to our contribution more than 50% of the total equity, subordinated debt and other forms of financial support. See Note 6 – Sale and deconsolidation of variable interest entity AAP to these consolidated financial statements.

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

Financial Instruments

Financial instruments consist primarily of cash equivalents, trade and other receivables, advances to affiliates and obligations under accounts payable, accrued expenses and notes payable. The carrying amounts of cash equivalents, trade receivables and other receivables, accounts payable, accrued expenses and short-term notes payable approximate fair value because of the short maturity of these instruments. The fair value of the long-term debt is calculated based on interest rates available for debt with terms and maturities like the Company’s existing debt arrangements, unless quoted market prices were available (Level 2 inputs). The carrying amounts of long-term debt at September 30, 2017 and December 31, 2016 approximate fair value.

Cash and Cash Equivalents

Cash and Cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase. Fair value of cash equivalents approximates carrying value.

Trade Receivables and Allowance for Doubtful Accounts

We carry unsecured trade receivables at the original invoice amount less an estimate made for doubtful accounts based on a monthly review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. We write off trade receivables when we deem them uncollectible. We record recoveries of trade receivables previously written off when we receive them. We consider a trade receivable to be past due if any portion of the receivable balance is outstanding for more than ninety days. We do not charge interest on past due receivables. Our management considers the allowance for doubtful accounts of $61 and $54 to be adequate to cover any exposure to loss as of September 30, 2017, and December 31, 2016, respectively.

Inventories

Inventories, consisting primarily of Appliances, are stated at the lower of cost, determined on a specific identification basis, or market. We provide estimated provisions for the obsolescence of our appliance inventories, including adjustment to market, based on various factors, including the age of such inventory and our management’s assessment of the need for such provisions. We look at historical inventory aging reports and margin analyses in determining our provision estimate. A revised cost basis is used once a provision for obsolescence is recorded. The Company does not have a reserve for obsolete inventory at September 30, 2017 and December 31, 2016.

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

Intangible Assets

The Company’s intangible assets consist of customer relationship intangibles, trade names, licenses for the use of internet domain names, Universal Resource Locators, or URL’s, software, and marketing and technology related intangibles. Upon acquisition, critical estimates are made in valuing acquired intangible assets, which include but are not limited to: future expected cash flows from customer contracts, customer lists, and estimating cash flows from projects when completed; tradename and market position, as well as assumptions about the period of time that customer relationships will continue; and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from the assumptions used in determining the fair values. All intangible assets are capitalized at their original cost and amortized over their estimated useful lives as follows: domain name and marketing – 3 to 20 years; software – 3 to 5 years, customer relationships – 7 to 15 years. Intangible amortization expense is $272 and $0 for the 13 and 39 weeks ended September 30, 2017 and October 1, 2016, respectively.

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

Advertising Expense

Advertising expense is charged to operations as incurred. Advertising expense totaled $484 and $241 for the 13 weeks ended September 30, 2017 and October 1, 2016, respectively. Advertising expense totaled $1,227 and $978 for the 39 weeks ended September 30, 2017 and October 1, 2016, respectively.

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

Lease Accounting

We lease retail space, warehouse facilities and office space. These assets and properties are generally leased under noncancelable agreements that expire at various dates through 2023 with various renewal options for additional periods. The agreements, which have been classified as operating leases, generally provide for minimum and, in some cases percentage rent and require us to pay all insurance, taxes and other maintenance costs. Leases with step rent provisions, escalation clauses or other lease concessions are accounted for on a straight-line basis over the lease term and includes “rent holidays” (periods in which we are not obligated to pay rent). Cash or lease incentives received upon entering into certain store leases (“tenant improvement allowances”) are recognized on a straight-line basis as a reduction to rent expense over the lease term. We record the unamortized portion of tenant improvement allowances as a part of deferred rent. We do not have leases with capital improvement funding.

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

Segment Reporting

ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a Company’s management organizes segments within the Company for making operating decisions and assessing performance. The Company determined it has two reportable segments (See Note 23).

Concentration of Credit Risk

The Company maintains cash balances at several banks in several states including, Minnesota, California, and Nevada within the United States. Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution as of September 30, 2017. At times, balances may exceed federally insured limits.

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

Note 3:          Comprehensive Income

Comprehensive income is the sum of net income and other items that must bypass the income statement because they have not been realized, including items like an unrealized holding gain or loss from available for sale securities and foreign currency translation gains or losses. For the 13 weeks ended September 30, 2017 and October 1, 2016, our comprehensive income is $733 and $1,094, respectively. For the 39 weeks ended September 30, 2017 and October 1, 2016, our comprehensive income (loss) is $5,040 and $(1,417), respectively. Our comprehensive income (loss) includes foreign currency translation gains and losses, and net loss attributable to non-controlling interest.

Note 4:          Reclassifications and Restatements

Our previously issued consolidated financial statements for quarter and nine months ended September 30, 2017 and year ended December 31, 2016 have been reclassified and restated.

We did not record the deferred tax liability associated with the purchase of the intangible assets of GeoTraq at time of acquisition. The Company determined that Intangible asset associated with GeoTraq should have been increased by $10,133, with a corresponding increase to deferred tax liability.

We did not record the beneficial conversion amount related to the issuance of the Series A convertible preferred shares in the amount of $2,641. The beneficial conversion feature reduced the Series A convertible preferred and increased additional paid in capital of the same amount $2,641.

We reclassified additional paid in capital of $12,322 for the issuance of the Series A convertible preferred stock amount less par value of .001 per Series A convertible preferred share.

We reclassified $22,430 from common stock to additional paid in capital now that the common stock has a par value of .001 with the Company’s recent reincorporation in the state of Nevada.

Fiscal Quarter Ended September 30, 2017

	As
In Thousands	Previously
	Reported	Change	(Restated)

Balance Sheet Changes

Intangible assets, net	$15,748	$10,133	$25,881
Deferred taxes	1,305	(1,305)	–
Total assets	46,191	8,828	55,019

Deferred tax liability	–	8,828	8,828
Total liabilities	15,353	8,828	24,181

Preferred stock, series A	14,963	(14,963)	–
Common stock	22,437	(22,430)	7
Additional paid in capital	–	37,393	37,393
Total liabilities and equity	46,191	8,828	55,019

Cash Flow Statement Changes Thirty Nine Weeks Ended September 30, 2017

Non-cash disclosures:
Series A convertible preferred stock issued	$14,963	$(2,641)	$12,322
Beneficial conversion feature Series A convertible preferred stock	–	2,641	2,641

Note 5:       Acquisition of GeoTraq, Inc.

On August 18, 2017, the Company, entered into a series of transactions, acquiring all of the assets and capital stock of GeoTraq by way of merger. GeoTraq is engaged in the development, design, and, ultimately, we expect the sale of cellular transceiver modules, also known as Cell-ID modules. As of August 18, 2017, GeoTraq became a wholly owned subsidiary of the Company.

The final fair value of the single identifiable intangible asset acquired in the GeoTraq acquisition is a U.S. patent application USPTO reference No. 14724039 titled “Locator Device with Low Power Consumption” together with the assignment of intellectual property that included historical know-how, designs and related manufacturing procedures is $26,097, which includes the deferred income tax liability associated with the intangible asset. Total consideration paid by the Company for GeoTraq included cash $200, unsecured promissory notes bearing interest at the annual rate of 1.29%; maturing on August 18, 2018 in the aggregate principal of $800, and 288,588 shares of convertible series A preferred stock with a final fair value of $14,963. See Note 19 – Series A Preferred Stock to these consolidated financial statements. In connection with the acquisition, an additional amount was recorded in the amount of $10,133 and an offsetting deferred tax liability recorded of the same amount, $10,133 to reflect the future tax liability attributable to the Geotraq asset acquired. There were no other assets acquired or liabilities assumed.

At the time of the acquisition of GeoTraq, GeoTraq was a shell company with no business operations, one intangible asset and historical know-how and designs. The Company elected to early adopt ASU 2017-01 Business Combinations, which clarifies the definition of a business for purposes of applying ASC 805 Related Parties. The Company has determined that GeoTraq is a single or group of related assets and was not a business as clarified by ASU 2017-01 at the time of acquisition.

Note 6:          Sale and deconsolidation of variable interest entity - AAP

The financial position and results of operations of AAP have been consolidated in our financial statements since AAP’s inception based on our conclusion that AAP is a variable interest entity that we controlled due to our contribution more than 50% of the total equity, subordinated debt and other forms of financial support. Since inception we provided substantial financial support to fund the operations of AAP. The financial position and results of operations for AAP are reported in our recycling segment. On August 15, 2017, we sold our 50% interest in AAP, and therefore, as of August 15, 2017, no longer consolidate the results of AAP in our financial statements.

The following table summarizes the assets and liabilities of AAP consolidated in our financial position as of December 31, 2016:

December 31, 2016
Assets
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

Note 7:          Receivables

	September 30, 2017	December 31, 2016
Trade receivables, net	$10,147	$9,258
Due from Recleim	819	–
Other receivables	1,025	1,251
Trade and other receivables, net	$11,991	$10,509

For the 13 weeks ended September 30, 2017, two customers represented more than 10% of our total revenues. For the 13 weeks ended October 1, 2016, two customers represented more than 10% of our total revenues. For the 39 weeks ended September 30, 2017, one customer represented more than 10% of our total revenues. For the 39 weeks ended October 1, 2016, two customers represented more than 10% of our total revenues. As of September 30, 2017, two customers, each represented more than 10% of our total trade receivables, for a total of 27% of our total trade receivables. As of December 31, 2016, two customers, each represented more than 10% of our total trade receivables, for a total of 27% of our total trade receivables.

During the 13 and 39 weeks ended September 30, 2017 and October 1, 2016, respectively, we purchased appliances for resale from three suppliers. We have and are continuing to secure other vendors from which to purchase appliances. However, the curtailment or loss of one of these suppliers or any appliance supplier could adversely affect our operations.

Note 8:          Inventories

Inventories, consisting principally of appliances, are stated at the lower of cost, determined on a specific identification basis, or net realizable value and consist of:

	September 30, 2017	December 31, 2016
Appliances held for resale	$11,219	$16,146
Processed metals from recycled appliances held for resale	–	139
Other	–	6
	$11,219	$16,291

We provide estimated provisions for the obsolescence of our appliance inventories, including adjustments to net realizable value, based on various factors, including the age of such inventory and our management’s assessment of the need for such provisions. We look at historical inventory aging’s and margin analysis in determining our provision estimate.  A revised cost basis is used once a provision for obsolescence is recorded. The Company does not have a reserve for obsolete inventory at September 30, 2017 and December 31, 2016.

Note 9:         Prepaids and other current assets

Prepaids and other current assets as of September 30, 2017 and December 31, 2016 consist of the following:

	September 30, 2017	December 31, 2016
Prepaid insurance	$722	$34
Prepaid rent	–	518
Prepaid other	169	209
	$891	$761

Note 10:       Property and equipment

Property and equipment as of September 30, 2017, and December 31, 2016, consist of the following:

	Useful Life (Years)	September 30, 2017	December 31, 2016
Land		$–	$1,140
Buildings and improvements	18-30	2,122	3,780
Equipment (including computer software)	3-15	7,897	19,260
Projects under construction		73	204
Property and equipment		10,092	24,384
Less accumulated depreciation and amortization		(9,098)	(14,268)
Property and equipment, net		$994	$10,116

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

Note 11:       Intangible assets

Intangible assets as of September 30, 2017, and December 31, 2016, consist of the following:

	September 30, 2017	December 31, 2016
Intangible assets GeoTraq, net	$25,824	$–
Recycling contract, net	19	19
Goodwill	38	38
	$25,881	$57

For the 13 Week and 39 Week periods ended September 30, 2017, we recorded amortization expense of $272, related to our finite intangible assets. The useful life and amortization period of the GeoTraq intangible acquired is seven years.

Note 12:          Deposits and other assets

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

As previously disclosed, the California Board of Equalization (“BOE”) conducted sales and use tax examination covering the Company’s California operations for 2011, 2012 and 2013. The Company believed it was exempt from collecting sales taxes under service agreements with utility customers that included appliance replacement programs. During the fourth quarter of 2014, the Company received communication from the BOE indicating they were not in agreement with the Company’s interpretation of the law. As a result, the Company applied for and, as of February 9, 2015, received approval to participate in the California Board of Equalization’s Managed Audit Program. The period covered under this program included 2011, 2012, 2013 and extended through the nine-month period ended September 30, 2014.

On April 13, 2017 the Company received the formal BOE assessment for sales tax for tax years 2011, 2012 and 2013 in the amount of $4.1 million plus applicable interest of $0.5 million related to the appliance replacement programs that we administered on behalf of our customers on which we did not assess, collect or remit sales tax. The Company intends to appeal this assessment and continue to engage the services of our existing retained sales tax experts throughout the appeal process. The BOE tax assessment is subject to protest and appeal and would not need to be funded until the matter has been fully resolved through the appeal process. The Company anticipates that resolution of the BOE assessment could take up to two years.

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

The PNC Revolver loan agreement terminated, and the PNC Revolver was paid in full on May 10, 2017 with funds from MidCap Financial Trust. A letter of credit to Whirlpool Corporation remains outstanding with PNC backed by restricted cash collateral of $750 as of September 30, 2017. See Note 16, long term obligations, for additional information.

Note 15:       Notes payable – short term

On August 18, 2017, the Company, as part of its’ acquisition of GeoTraq, issued unsecured promissory notes to the sellers of GeoTraq with interest at the annual rate of interest of 1.29% maturing on August 18, 2018. The original balance and outstanding balance of the notes payable – short term as of September 30, 2017 is $800. Interest accrued is included in accrued expenses. See Note 13.

Note 16:       Long term obligations

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

MidCap Financial Trust

On May 10, 2017, we entered into a Credit and Security Agreement (“Credit Agreement”) with MidCap Financial Trust (“MidCap Financial Trust”), as a lender and as agent for itself and other lenders under the Credit Agreement. The Credit Agreement provides us with a $12,000 revolving line of credit, which may be increased to $16,000 under certain terms and conditions (the “MidCap Revolver”). The MidCap Revolver has a stated maturity date of May 10, 2020, if not renewed. The MidCap Revolver is collateralized by a security interest in substantially all our assets. The lender is also secured by an inventory repurchase agreement with Whirlpool Corporation for Whirlpool purchases only. The Credit Agreement requires that we meet a minimum fixed charge coverage ratio of 1.00:1.00 for the applicable measuring period as of the end of each calendar month. The applicable measuring period is (i) the period commencing May 1, 2017 and ending on the last day of each calendar month from May 31, 2017 through April 30, 2018, and (ii) the twelve-month period ending on the last day of such calendar month thereafter. The Credit Agreement limits the amount of other debt we can incur, the amount we can spend on fixed assets, and the amount of investments we can make, along with prohibiting the payment of dividends.

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

On September 30, 2017 and December 31, 2016, our available borrowing capacity under the Credit Agreement is $2,416 and $0, respectively. The weighted average interest rate for the period of May 10, 2017 through September 30, 2017 was 5.66%. We borrowed $45,099 and repaid $41,483 on the Credit Agreement during the period of May 10, 2017 through September 30, 2017, leaving an outstanding balance on the Credit Agreement of $3,616 and $0 at September 30, 2017 and December 31, 2016, respectively. The debt issuance costs for the MidCap Revolver are $484. The un-amortized debt issuance costs for the MidCap Revolver as of September 30, 2017 are $424.

On September 20, 2017, we received a written notice of default, dated September 20, 2017 (the “Notice of Default”), from MidCap Funding X Trust (the “Agent”), asserting that events of default had occurred with respect to the Credit Agreement. The Agent alleges in the Notice of Default that, because of the Company’s recent acquisition of GeoTraq, and the issuance of promissory notes to the stockholders of GeoTraq in connection with such acquisition, the Borrowers have failed to comply with certain terms of the Loan Agreement, and that such failure constitutes one or more Events of Default under the Loan Agreement. Specifically, the Notice of Default states that because of the acquisition and related issuance of promissory notes, the Borrowers have failed to comply with (i) a covenant not to incur additional indebtedness other than Permitted Debt (as defined in the Loan Agreement), without the Agent’s prior written consent, and a covenant not to make acquisitions or investments other than Permitted Acquisitions or Permitted Investments (as defined in the Credit Agreement). The Notice of Default also states that the Borrowers’ failure to pledge the stock in GeoTraq as collateral under the Credit Agreement and to make GeoTraq a “Borrower “under the Credit Agreement will become an Event of Default if not cured within the applicable cure period. The Agent has reserved the right to avail itself of any other rights and remedies available to it at law or by contract, including the right to (a) withhold funding, increase reserves and suspend making further advances under the Credit Agreement, (b) declare all principal, interest and other sums owing in connection with the Credit Agreement immediately due and payable in full, (c) charge the Default Rate on amounts outstanding under the Credit Agreement, and/or (d) exercise one or more rights and remedies with respect to any and all collateral securing the Credit Agreement. The Agent has not declared the amounts outstanding under the Credit Agreement to be immediately due and payable but has imposed the default rate of interest, which is 5% more than the rates otherwise payable under the Loan Agreement), effective as of August 18, 2017 and continuing until the Agent notifies the Borrowers that the specified Events of Default have been waived and no other Events of Default exist.

The Company strongly disagrees with the Lenders that any Event of Default has occurred and is reserving all its options with respect to the Credit Agreement. The Company and the Agent are in active discussions for forbearance and resolution of the default, however there can be no assurance the Company and the Agent will be able to agree on terms of the forbearance. The Company is classifying the Mid-Cap Revolver as a current liability until forbearance and resolution of the default is cured.

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

Susquehanna Term Loans

On March 10, 2011, AAP entered into three separate commercial term loans (“BB&T Term Loans”) with Branch Banking Trust Company, as successor to Susquehanna Bank, (“BB&T”) pursuant to the guidelines of the U.S. Small Business Administration 7(a) Loan Program.  The aggregate principal amount of the BB&T Term Loans was $4,750, divided into three separate loans with principal amounts of $2,100; $1,400; and $1,250, respectively. The BB&T Term Loans matured in ten years and bore an interest rate of prime plus 2.75%.  Borrowings under the BB&T Term Loans were secured by substantially all the assets of AAP along with liens on the business assets and certain personal assets of the owners of 4301 Operations, LLC. We were a guarantor of the BB&T Term Loans along with 4301 Operations, LLC and its members. In connection with the BB&T Term Loans, BB&T had a security interest in the recycling equipment assets of the Company. The BB&T Term Loans entered into by AAP were paid in full on August 15, 2017 and BB&T’s security interest in the recycling equipment assets of the Company was terminated and released.

Energy Efficiency Investments LLC

On November 8, 2016, the Company entered into a securities purchase agreement with Energy Efficiency Investments, LLC, pursuant to which the Company agreed to issue up to $7,732 principal amount of 3% Original Issue Discount Senior Convertible Promissory Notes of the Company and related common stock purchase warrants. These notes will be issued from time to time, up to such aggregate principal amount, at the request of the Company, subject to certain conditions, or at the option of Energy Efficiency Investments, LLC. Interest accrues at the rate of eight percent per annum on the principal amount of the notes outstanding from time to time, and is payable at maturity or, if earlier, upon conversion of these notes. The principal amount of these notes outstanding at September 30, 2017 and December 31, 2016, was $103. The debt issuance costs of the EEI note are $740. The un-amortized debt issuance costs of the EEI note as of September 30, 2017 and December 31, 2016 are $604 and $715, respectively.

Note 17:          Commitments and Contingencies

Contracts:  We have entered into material contracts with three appliance manufacturers. Under the agreements there are no minimum purchase commitments; however, we have agreed to indemnify the manufacturers for certain claims, allegations or losses with respect to appliances we sell.

Litigation:

In February 2012, various individuals commenced a class action lawsuit against Whirlpool Corporation (“Whirlpool”) and various distributors of Whirlpool products, including Sears, The Home Depot, Lowe’s and us, alleging certain appliances Whirlpool sold through its distribution chain, which includes us, were improperly designated with the ENERGY STAR® qualification rating established by the U.S. Department of Energy and the Environmental Protection Agency.  The claims against us include breach of warranty claims, as well as various state consumer protection claims. The amount of the claim is, yet, undetermined.  Whirlpool has offered to fully indemnify and defend its distributors in this lawsuit, including us, and has engaged legal counsel to defend itself and the distributors. We are monitoring Whirlpool’s defense of the claims and believe the possibility of a material loss is remote.

AMTIM Capital Inc. (“AMTIM”) provided management and sales services in respect of our recycling services in Canada and was paid pursuant to agreements between AMTIM and us. A dispute arose between AMTIM and us with respect to the calculation of amounts due to AMTIM pursuant to the agreements. In a lawsuit filed in the province of Ontario on March 29, 2011, AMTIM claimed a discrepancy in the calculation of fees due to AMTIM by us more than $1.6 million. On December 9, 2011 the United States District Court for the District of Minnesota issued a declaratory default judgment to the effect that our method of calculating of the amounts due to AMTIM is correct. Although the Ontario action continues, and its outcome is uncertain, we believe that no further amounts are due under the terms of these agreements and we will continue to defend our position relative to this lawsuit.

We are party from time to time to ordinary course disputes that we do not believe to be material or have merit. We intend to vigorously defend ourselves against these ordinary course disputes.

Note 18:          Income Taxes

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

Note 19:          Series A Preferred Stock

On August 18, 2017, the Company acquired GeoTraq by way of merger. GeoTraq is a development stage company that is engaged in the development, manufacture, and, ultimately, we expect, sale of cellular transceiver modules, also known as Cell-ID modules. As a result of this transaction, GeoTraq became a wholly-owned subsidiary of the Company. In connection with this transaction, the Company tendered to the owners of GeoTraq $200, issued to them an aggregate of 288,588 shares (number of shares specific – not rounded) of the Company’s Series A Convertible Preferred Stock valued at $12,322, including the beneficial conversion feature of $2,641, and entered into one-year unsecured promissory notes in the aggregate principal amount of $800.

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

Note 20:          Share-based compensation

We recognized share-based compensation expense of $0 and $123 for the 13 weeks ended September 30, 2017, and October 1, 2016 respectively. We recognized share-based compensation expense of $32 and $264 for the 39 weeks ended September 30, 2017 and October 1, 2016, respectively. Based on the value of options outstanding as of September 30, 2017, we do not estimate any future share-based compensation expense for existing options issued. This estimate does not include any expense for additional options that may be granted and vest in subsequent years.

Note 21:       Shareholders’ Equity

Common Stock: Our Articles of Incorporation authorize fifty million shares of common stock that may be issued from time to time having such rights, powers, preferences and designations as the Board of Directors may determine. During the 39 weeks ended September 30, 2017, respectively, no additional shares of common stock were granted and issued. As of September 30, 2017, and December 31, 2016, there were 6,655 and 6,655 shares, respectively, of common stock issued and outstanding.

Stock options: The 2016 Plan authorizes the granting of awards in any of the following forms: (i) incentive stock options, (ii) nonqualified stock options, (iii) restricted stock awards, and (iv) restricted stock units, and expires on the earlier of October 28, 2026, or the date that all shares reserved under the 2016 Plan are issued or no longer available. The 2016 Plan provides for the issuance of up to 2,000 shares of common stock pursuant to awards granted under the 2016 Plan. Options granted to employees typically vest over two years, while grants to non-employee directors vest in six months. As of September 30, 2017, 20 options were outstanding under the 2016 Plan. Our 2011 Plan authorizes the granting of awards in any of the following forms: (i) stock options, (ii) stock appreciation rights, and (iii) other share-based awards, including but not limited to, restricted stock, restricted stock units or performance shares, and expires on the earlier of May 12, 2021, or the date that all shares reserved under the 2011 Plan are issued or no longer available. Options granted to employees typically vest over two years, while grants to non-employee directors vest in six months. As of September 30, 2017, 485 options were outstanding under the 2011 Plan. No additional awards will be granted under the 2011 Plan after the adoption of the 2016 Plan. Our 2006 Stock Option Plan (the “2006 Plan”) expired on June 30, 2011, but the options outstanding under the 2006 Plan continue to be exercisable in accordance with their terms. As of September 30, 2017, 90 options were outstanding to employees and non-employee directors under the 2006 Plan. We issue new common stock when stock options are exercised. The Company periodically grants stock options that vest based upon the achievement of performance targets. For performance-based options, the Company evaluates the likelihood of the targets being met and records the expense over the probable vesting period.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for fiscal year 2016. No options were issued in the 13 or 39 weeks ended September 30, 2017, 2018. The expected dividend yield is zero. The expected stock price volatility is 85.44%. The risk-free interest rate is 2.16%. The expected life of options in years is ten.

Additional information relating to all outstanding options is as follows (in thousands, except per share data):

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Balance at December 31, 2016	710	2.62	$–	4.66
Granted	–
Exercised	–
Cancelled/expired	(83)	3.04
Forfeited	–
Balance at September 30, 2017	627	$2.56	$–	4.47

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $1.03 on September 30, 2017, which theoretically could have been received by the option holders had all option holders exercised their options as of that date.  As of September 30, 2017, and December 31, 2016, there were no in-the-money options exercisable.

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

As of September 30, 2017, and December 31, 2016, we had fully vested warrants outstanding to purchase 24 shares of common stock at a price of $3.55 per share and expire in May 2020 and 167 shares of common stock at a price of $0.68 per share.

Series A Convertible Preferred Stock:  Our Articles of Incorporation authorize two million shares of preferred stock that may be issued from time to time in one or more series having such rights, powers, preferences and designations as the Board of Directors may determine.  In 2017, 288,588 shares (number specific – not rounded) of preferred stock were issued for the GeoTraq acquisition. See Note 5 and 19.

Note 22:          Earnings per share

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

	13 Weeks Ended		39 Weeks Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Basic

Net income (loss) attributed to controlling interest	$770	$1,123	$5,041	$(1,431)

Weighted average common shares outstanding	6,655	5,991	6,655	5,940

Basic earnings (loss) per share	$0.12	$0.19	$0.76	$(0.24)

Diluted

Net income (loss) applicable to diluted earnings (loss) per share	$770	$1,123	$5,041	$(1,431)

Weighted average common shares outstanding	6,655	5,991	6,655	5,940
Add: Common Stock Warrants	50	–	50	–
Assumed diluted weighted average common shares outstanding	6,705	5,991	6,705	5,940

Diluted earnings (loss) per share	$0.11	$0.19	$0.75	$(0.24)

Note 23:          Segment Information

We operate within targeted markets through three reportable segments: retail, recycling and technology. The retail segment is composed of income generated through our ApplianceSmart stores, which includes appliance sales and byproduct revenues from collected appliances. The recycling segment is composed of income generated by fees charged and costs incurred for collecting, recycling and installing appliances for utilities and other customers and includes byproduct revenue, which are primarily generated through the recycling of appliances. We have included the results from consolidating AAP in our recycling segment through August 15, 2017. The technology segment is composed of all revenue and costs incurred or associated with GeoTraq. Currently, GeoTraq. is in the development stage and expects to go to market with products and services in the location-based services market. The nature of products, services and customers for each segment varies significantly. As such, the segments are managed separately. Our Chief Executive Officer has been identified as the Chief Operating Decision Maker (“CODM”). The CODM evaluates performance and allocates resources based on revenues and income from operations of each segment. Income from operations represents revenues less cost of revenues and operating expenses, including certain allocated selling, general and administrative costs. There are no inter-segment sales or transfers.

The following tables present our segment information for periods indicated:

	13 Weeks Ended		39 Weeks Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Revenues
Retail	$13,678	$15,102	$44,334	$47,769
Recycling	11,806	12,254	30,171	29,688
Technology	–	–	–	–
Total revenues	$25,484	$27,356	$74,505	$77,457

Gross profit
Retail	$3,996	$4,089	$12,933	$13,149
Recycling	4,433	4,362	10,238	7,929
Technology	–	–	–	–
Total gross profit	$8,429	$8,451	$23,171	$21,078

Operating income (loss)
Retail	$308	$(112)	$2,110	$(549)
Recycling	1,092	1,527	166	84
Technology	(272)	–	(272)	–
Total operating income (loss)	$1,128	$1,415	$2,004	$(465)

Depreciation and amortization
Retail	$42	$46	$131	$151
Recycling	131	256	651	785
Technology	272	–	272	–
Total depreciation and amortization	$445	$302	$1,054	$936

	September 30, 2017	December 31, 2016
Assets
Retail	$15,285	$17,559
Recycling	15,721	24,297
Technology	24,013	–
Total assets	$55,019	$41,856

Intangible assets
Retail	$–	$–
Recycling	57	57
Technology	25,824	–
Total intangible assets	$25,881	$57

Note 24:          Defined Contribution Plan

We have a defined contribution salary deferral plan covering substantially all employees under Section 401(k) of the Internal Revenue Code. We contribute an amount equal to 10 cents for each dollar contributed by each employee up to a maximum of 5% of each employee’s compensation. We recognized expense for contributions to the plans of $25 and $15 for the 13 weeks ended September 30, 2017 and October 1, 2016, respectively. We recognized expense for contributions to the plans of $44 and $84 for the 39 weeks ended September 30, 2017 and October 1, 2016, respectively.

Note 25:          Related Parties

Tony Isaac, the Company’s Chief Executive Officer, is the father of Jon Isaac, Chief Executive Officer of Live Ventures Incorporated and managing member of Isaac Capital Group LLC, a 9% shareholder of the Company. Tony Isaac, Chief Executive Officer, Virland Johnson, Chief Financial Officer, Richard Butler, Board of Directors member, and Dennis Gao, Board of Directors member of the Company, are Board of Directors, Chief Financial Officer, Board of Directors member, and Board of Directors members of, respectively, Live Ventures Incorporated. The Company also shares certain executive and legal services with Live Ventures Incorporated. The total services were $4 and $0 for the 13 weeks ended September 30, 2017 and October 1, 2016, respectively. The total services were $12 and $0 for the 39 weeks ended September 30, 2017 and October 1, 2016, respectively. Customer Connexx rents approximately 9,879 square feet of office space from Live Ventures Incorporated at its Las Vegas, NV office. The total rent and common area expense was $40 and $0 for the 13 weeks ended September 30, 2017 and October 1, 2016, respectively. The total rent and common area expense was $120 and $0 for the 39 weeks ended September 30, 2017 and October 1, 2016, respectively.

Note 26:          Subsequent Events

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

•	Technology: Our technology segment is in the development stage with the recent acquisition of GeoTraq. GeoTraq is in the process of developing technology to enable low cost location based products and services using Cell-ID technology.

For the Thirteen Weeks Ended September 30, 2017 and October 1, 2016

Results of Operations

The following table sets forth certain statement of operations items and as a percentage of revenue, for the periods indicated:

	13 Weeks Ended		13 Weeks Ended
	September 30, 2017		October 1, 2016
Statement of Income Data (in Thousands):
Revenue	$25,484	100.0%	$27,356	100.0%
Cost of revenue	17,055	66.9%	18,905	69.1%
Gross profit	8,429	33.1%	8,451	30.9%
Selling, general and administrative expense	7,301	28.6%	7,036	25.7%
Operating income	1,128	4.4%	1,415	5.2%
Interest (expense), net	(207)	-0.8%	(341)	-1.2%
Other income (expense)	329	1.3%	61	0.2%
Net income before income taxes	1,250	4.9%	1,135	4.1%
Provision (benefit) for income taxes	563	2.2%	–	0.0%
Net income before noncontrolling interest	687	2.7%	1,135	4.1%
Net income (loss) attributed to noncontrolling interest	83	0.3%	(12)	0.0%
Net income attributed to shareholders' of parent	$770	3.0%	$1,123	4.1%

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

Retail Segment

Segment results for Retail include Appliancemart. Revenue for the 13 weeks ended September 30, 2017 decreased $1,424, or 9.4%, as compared to the prior year period, as a result of decreases in Retail Boxed $1,518 or 14.8%, Retail Service, Parts and Accessories $365 or 65.2%; partially offset by Extended Warranties, net $35 or 19.1%, Retail UnBoxed $186 or 4.5%, and Retail Delivery $238.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at September 30, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2017, our disclosure controls and procedures were ineffective.

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

Management noted two significant deficiencies in internal control when conducting their evaluation of internal control as of September 30, 2017. (1) Insufficient or inadequate financial statement closing process. The cutoff procedures were not effective with certain accrued and deferred expenses. (2) Inadequate separation of duties within a significant process. The cash receipt and cash reconciliation process are without adequate separation of duties. Additional procedures are necessary to have check and balance on significant transactions and governance with those charged with governance authority. Management also noted a deficiency in establishing and providing adequate support for transfer of title and ownership. These significant deficiencies were present and outstanding as of September 30, 2017 and management is currently working to remedy these outstanding significant deficiencies.

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

In February 2012, various individuals commenced a class action lawsuit against Whirlpool Corporation (“Whirlpool”) and various distributors of Whirlpool products, including Sears, The Home Depot, Lowe’s and us, alleging certain appliances Whirlpool sold through its distribution chain, which includes us, were improperly designated with the ENERGY STAR® qualification rating established by the U.S. Department of Energy and the Environmental Protection Agency.  The claims against us include breach of warranty claims, as well as various state consumer protection claims. The amount of the claim is, yet, undetermined. Whirlpool has offered to fully indemnify and defend its distributors in this lawsuit, including us, and has engaged legal counsel to defend itself and the distributors. We are monitoring Whirlpool’s defense of the claims and believe the possibility of a material loss is remote.

AMTIM Capital Inc. (“AMTIM”) provided management and sales services in respect of our recycling services in Canada and was paid pursuant to agreements between AMTIM and us. A dispute arose between AMTIM and us with respect to the calculation of amounts due to AMTIM pursuant to the agreements. In a lawsuit filed in the province of Ontario on March 29, 2011, AMTIM claimed a discrepancy in the calculation of fees due to AMTIM by us more than $1.6 million. On December 9, 2011 the United States District Court for the District of Minnesota issued a declaratory default judgment to the effect that our method of calculating of the amounts due to AMTIM is correct. Although the Ontario action continues, and its outcome is uncertain, we believe that no further amounts are due under the terms of these agreements and we will continue to defend our position relative to this lawsuit.

On December 29, 2016, ARCA served a Minnesota state court complaint for breach of contract on Skybridge Americas, Inc. (“SA”), ARCA’s primary call center vendor throughout 2015 and most of 2016. ARCA seeks damages in the millions of dollars as a result of alleged overcharging by SA and lost client contracts. On January 25, 2017, SA served a counterclaim for unpaid invoices in the amount of approximately $460,000 plus interest and attorneys’ fees. On March 29, 2017, the Hennepin County district court dismissed ARCA’s claim based on the currency differential between the United States and Canada but permitted ARCA’s remaining claims to proceed. The parties are currently conducting discovery. On October 24, 2017, ARCA filed a motion for partial summary judgment. ARCA intends to vigorously dispute SA’s counterclaims.

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

Item 3.    Defaults Upon Senior Securities

On September 20, 2017, Appliance Recycling Centers of America, Inc. (the “Company”) received a written notice of default, dated September 20, 2017 (the “Notice of Default”), from MidCap Funding X Trust (the “Agent”), asserting that events of default had occurred with respect to that certain Credit and Security Agreement dated May 10, 2017 (the “Loan Agreement”), by and among the Agent and certain other Lenders (the “Lenders”), and the Company and certain of its subsidiaries (the “Borrowers”). The Agent alleges in the Notice of Default that, as a result of the Company’s recent acquisition of GeoTraq Inc. (“GeoTraq”), and the issuance of promissory notes to the stockholders of GeoTraq in connection with such acquisition, the Borrowers have failed to comply with certain terms of the Loan Agreement, and that such failure constitutes one or more Events of Default under the Loan Agreement. Specifically, the Notice of Default states that as a result of the acquisition and related issuance of promissory notes, the Borrowers have failed to comply with (i) a covenant not to incur additional indebtedness other than Permitted Debt (as defined in the Loan Agreement), without the Agent’s prior written consent, and a covenant not to make acquisitions or investments other than Permitted Acquisitions or Permitted Investments (as defined in the Loan Agreement). The Notice of Default also states that the Borrowers’ failure to pledge the stock in GeoTraq as collateral under the Loan Agreement and to make GeoTraq a “Borrower “under the Loan Agreement will become an Event of Default if not cured within the applicable cure period. The Agent has reserved the right to avail itself of any other rights and remedies available to it at law or by contract, including the right to (a) withhold funding, increase reserves and suspend making further advances under the Loan Agreement, (b) declare all principal, interest and other sums owing in connection with the Loan Agreement immediately due and payable in full, (c) charge the Default Rate on amounts outstanding under the Loan Agreement, and/or (d) exercise one or more rights and remedies with respect to any and all collateral securing the Loan Agreement. The Agent has not declared the amounts outstanding under the Loan Agreement to be immediately due and payable but has imposed the default rate of interest, which is 5% more than the rates otherwise payable under the Loan Agreement), effective as of August 18, 2017 and continuing until the Agent notifies the Borrowers that the specified Events of Default have been waived and no other Events of Default exist.

The Company strongly disagrees with the Lenders that any Event of Default has occurred and is reserving all its options with respect to the Loan Agreement. The Company and the Agent are in active discussions for forbearance and resolution of the default, however there can be no assurance the Company and the Agent will be able to agree on terms of the forbearance.

Item 6.    Exhibits.

Index to Exhibits

Exhibit Number		Exhibit Description	Form	File Number	Exhibit Number	Filing Date
3.1		Restated Articles of Incorporation of Appliance Recycling Centers of America, Inc.	10-K	000-19621	3.1	03/31/17

3.2		Certificate of Correction of Appliance Recycling Centers of America, Inc.	10-Q	000-19621	3.2	11/14/17

3.3		Bylaws of Appliance Recycling Centers of America, Inc.	8-K	000-19621	3.2	01/03/08

31.1	*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	†	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	†	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101		The following materials from our Quarterly Report on Form 10-Q for the three-month period ended September 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Cash Flows, (iv) the Notes to Consolidated Financial Statements, and (v) document and entity information

*    Filed herewith.

†    Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

Appliance Recycling Centers of America, Inc.
(Registrant)

Date:	November 13, 2018	By:	/s/ Tony Isaac
Tony Isaac
Chief Executive Officer
(Principal Executive Officer)

Date:	November 13, 2018	By:	/s/ Virland A Johnson
Virland A Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)

