Form 10-Q
period 2018-09-29
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2018-11-13
CIK 862861

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 29, 2018

or

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

As of November 5, 2018, there were outstanding 8,472,651 shares of the registrant’s Common Stock, with a par value of $0.001.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

INDEX TO FORM 10-Q

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 29, 2018 (Unaudited) and December 30, 2017	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the 13 weeks and 39 weeks ended September 29, 2018 and September 30, 2017	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the 39 weeks ended September 29, 2018 and September 30, 2017	5

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	39

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 5	Other Information	41

Item 6.	Exhibits	42

SIGNATURES		43

PART I.                 FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

UNAUDITED

	September 29,	December 30,
	2018	2017
	(Unaudited)

Assets
Cash and cash equivalents	$718	$3,313
Trade and other receivables, net	7,295	10,036
Due From Appliancesmart Holdings, LLC a subsidiary of Live Ventures Incorporated	–	6,500
Inventories, net	926	762
Prepaid expenses and other current assets	951	506
Total current assets	9,890	21,117

Note receivable - ApplianceSmart Holdings, LLC a subsidiary of Live Ventures Incorporated	3,822	–
Property and equipment, net	539	538
Intangible assets, net	21,921	24,718
Deposits and other assets	668	518
Total assets	$36,840	$46,891

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$3,785	$3,321
Accrued liabilities	5,869	6,561
Notes payable - short term	–	300
Accrued income taxes	12	3
Short term debt	467	5,577
Total current liabilities	10,133	15,762

Deferred income taxes	3,429	4,577
Other noncurrent liabilities	176	314
Total liabilities	13,738	20,653

Stockholders' equity:
Preferred stock, series A - par value $.001 per share 2,000 authorized, 288 shares issued and outstanding at September 29, 2018 and December 30, 2017	–	–
Common stock, par value $.001 per share, 50,000 shares authorized, 8,472 and 6,875 shares issued and outstanding at September 29, 2018 and at December 30, 2017, respectively	8	7
Additional paid in capital	38,654	37,634
Accumulated deficit	(15,042)	(10,910)
Accumulated other comprehensive loss	(518)	(493)
Total stockholders' equity	23,102	26,238
Total liabilities and stockholders' equity	$36,840	$46,891

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

(in Thousands)

UNAUDITED

	For the Thirteen Weeks Ended		For the Thirty Nine Weeks Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017

Revenues	$10,267	$11,452	$27,553	$29,647
Cost of revenues	6,874	7,018	19,598	19,409
Gross profit	3,393	4,434	7,955	10,238

Operating expenses:
Selling, general and administrative expenses	5,064	3,614	12,791	10,344
Operating income (loss)	(1,671)	820	(4,836)	(106)
Other income (expense):
Gain on the sale of property	–	81	–	5,245
Interest expense, net	(45)	(209)	(675)	(631)
Other income	251	372	341	1,036
Total other income (expense), net	206	244	(334)	5,650
Income (loss) from continuing operations before provision for income taxes	(1,465)	1,064	(5,170)	5,544
Total provision (benefit) for income taxes	(205)	465	(1,059)	1,908
Net income (loss)	(1,260)	599	(4,111)	3,636
Net (loss) attributed to noncontrolling interest	–	83	–	496
Net income (loss) from continuing operations attributed to company	(1,260)	682	(4,111)	4,132
Net income from discontinued operations, net of tax	–	119	–	904
Net income (loss) attributed to company	$(1,260)	$801	$(4,111)	$5,036

Earnings (loss) per share:
Basic earnings (loss) per share from continued operations	$(0.16)	$0.10	$(0.58)	$0.62
Basic earnings (loss) per share - discontinued operations, net of tax	–	0.02	–	0.14
Basic earnings (loss) per share	$(0.16)	$0.12	$(0.58)	$0.76

Diluted earnings (loss) per share from continued operations	$(0.16)	$0.10	$(0.58)	$0.62
Diluted earnings (loss) per share - discontinued operations, net of tax	–	0.01	–	0.13
Diluted earnings (loss) per share	$(0.16)	$0.11	$(0.58)	$0.75

Weighted average common shares outstanding:
Basic	7,675	6,655	7,142	6,655
Diluted	7,675	6,705	7,142	6,705

Net income (loss)	$(1,260)	$599	$(4,111)	$3,636
Net income from discontinued operations, net of tax	–	119	–	904
Other comprehensive income (loss), net of tax
Effect of foreign currency translation adjustments	12	(31)	(21)	5
Total other comprehensive income (loss), net of tax	12	(31)	(21)	5
Comprehensive income (loss)	(1,248)	687	(4,132)	4,545
Comprehensive income (loss) attributable to noncontrolling interest	–	83	–	496
Comprehensive income (loss) attributable to controlling interest	$(1,248)	$770	$(4,132)	$5,041

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

UNAUDITED

	For the Thirty Nine Weeks Ended
	September 29, 2018	September 30, 2017
OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$(4,111)	$4,132
Net income from discontinued operations	–	904
Comprehensive net income (loss)	(4,111)	5,036
Loss attributable to non-controlling interest		(496)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,993	1,054
Non-cash debt issuance costs	553	262
Stock based compensation expense	596	32
Change in provision for doubtful accounts	–	7
Gain on sale of property	(2)	(5,163)
Gain on sale and deconsolidation of variable interest entity AAP	–	(81)
Change in deferred rent	(6)	(57)
Change in deferred compensation	92	–
Change in deferred income taxes	(1,148)	776
Other	(152)	(868)
Changes in assets and liabilities:
Accounts receivable	2,484	(673)
Prepaid expenses and other current assets	(121)	170
Inventories	(168)	40
Accounts payable and accrued expenses	2,300	(2,973)
Accrued income taxes	9	1,597
Net cash provided by (used in) operating activities - continuing operations	3,319	(1,337)
Net cash provided by operating activities - discontinued operations	–	2,775
Net cash provided by operating activities	3,319	1,438

INVESTING ACTIVITIES:
Purchases of property and equipment	(197)	(107)
Proceeds from the sale of property and equipment	2	6,785
Purchase of intangible asset, GeoTraq Inc, net of debt and Series A preferred stock issued	–	(200)
Proceeds from sale of equity in AAP less cash retained by AAP as a result of deconsolidation	–	765
Net payments received from Live Ventures Incorporated note receivable	168	–
Net cash provided by (used) in investing activities - continuing operations	(27)	7,243
Net cash provided by (used) in investing activities - discontinued operations	–	–
Net cash provided by (used) in investing activities	(27)	7,243

FINANCING ACTIVITIES:
Net payments under line of credit - PNC Bank	–	(10,333)
Net borrowing (payments) under the line of credit - MidCap Financial Trust	(5,605)	3,616
Proceeds from issuance of short term debt obligations	562	1,070
Payments on debt obligations	(819)	(1,544)
Payment of debt issuance costs	–	(484)
Net cash used in financing activities - continuing operations	(5,862)	(7,675)
Net cash used in financing activities - discontinued operations	–	–
Net cash used in financing activities	(5,862)	(7,675)

Effect of changes in exchange rate on cash and cash equivalents	(25)	20

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,595)	1,026

CASH AND CASH EQUIVALENTS, beginning of period	3,313	968

CASH AND CASH EQUIVALENTS, end of period	$718	$1,994

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(In Thousands)

UNAUDITED

	For the Thirty Nine Weeks Ended
	September 29, 2018	September 30, 2017
Supplemental cash flow disclosures:
Interest paid	$631	$386
Income taxes refunded (paid)	$(80)	$48
Notes payable issued to sellers of GeoTraq, Inc.	$–	$800
Net liabilities assumed by ApplianceSmart	$1,901	$–
Series A convertible preferred stock issued to sellers of GeoTraq, Inc.	$–	$12,322
Beneficial conversion feature attributable to Series A convertible preferred stock issued	$–	$2,641
EEI note balance conversion into common stock	$103	$–

Non-cash de-consolidation of variable interest entity - AAP:
Accounts Receivable		$110
Prepaid and Other		103
Inventory		119
Property Plant and Equipment		11,113
Accumulated Depreciation		(4,304)
Other Assets, includes net equity investment in variable interest entity		93
Accounts Payable		(2,661)
Accrued Expenses		(619)
Current portion of long term obligations		(729)
Long term obligations		(3,431)
Non-controlling interest		90
Gain on sale and deconsolidation of variable interest entity - AAP		81
Cash decrease upon AAP deconsolidation		$(35)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 29, 2018

(In thousands)

Note 1:          Nature of Business and Basis of Presentation

Appliance Recycling Centers of America, Inc. and subsidiaries (“we,” “our,” the “Company” or “ARCA”) are in the business of providing turnkey appliance recycling and replacement services for electric utilities and other sponsors of energy efficiency programs. Through our GeoTraq Inc. (“GeoTraq”) subsidiary, we are engaged in the development, design and, ultimately, we expect the sale of cellular transceiver modules, also known as Cell-ID modules. GeoTraq is part of a new reporting segment for our Company – Technology. On August 15, 2017, we sold our 50% interest in a joint venture operating under the name ARCA Advanced Processing, LLC (AAP”), which recycles appliances from twelve states in the Northeast and Mid-Atlantic regions of the United States. On December 30, 2017, we sold our 100% interest in ApplianceSmart Inc. (“ApplianceSmart”), which is a retail business selling new household appliances through a chain of Company-owned stores under the name ApplianceSmart®.

The accompanying balance sheets as of September 29, 2018, and December 30, 2017, respectively, which have been derived from the unaudited consolidated financial statements and the audited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and Article 8 of Regulation S-X promulgated by the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, normal and recurring adjustments and accruals considered necessary for a fair presentation for the periods indicated have been included. Operating results for the 13 Week and 39 Week periods ended September 29, 2018 and September 30, 2017, are presented in lieu of three-month periods, respectively. The Company reports results on a 52-week fiscal basis. The results of operations for any interim period are not necessarily indicative of the results for the year.

In preparation of the Company’s condensed consolidated financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses during the reporting periods. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

Reincorporation in the State of Nevada

On March 12, 2018, we changed our state of incorporation from the State of Minnesota to the State of Nevada (the “Reincorporation”) pursuant to a plan of conversion, dated March 12, 2018 (the “Plan of Conversion”). The Reincorporation was accomplished by the filing of (i) articles of conversion (the “Minnesota Articles of Conversion”) with the Secretary of State of the State of Minnesota and (ii) articles of conversion (the “Nevada Articles of Conversion”) and articles of incorporation (the “Nevada Articles of Incorporation”) with the Secretary of State of the State of Nevada. Pursuant to the Plan of Conversion, the Company also adopted new bylaws (the “Nevada Bylaws”).

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

On August 15, 2017, ARCA sold its 50% interest in AAP and is no longer including the results of AAP in its consolidated financial statements as of that date. AAP was a joint venture formed in October 2009 between ARCA and 4301 Operations, LLC (“4301”). ARCA and 4301 owned a 50% interest in AAP through August 15, 2017. The financial position and results of operations of AAP were consolidated in our financial statements through August 15, 2017, based on our conclusion that AAP is a variable interest entity due to our contribution in excess of 50% of the total equity, subordinated debt and other forms of financial support. See Note 6 – Sale and deconsolidation of variable interest entity AAP to these consolidated financial statements.

On August 18, 2017, we acquired GeoTraq, which was accounted for as an asset acquisition. GeoTraq is engaged in the development, design, and, ultimately, we expect, sale of cellular transceiver modules, also known as Cell-ID modules. GeoTraq has created a dedicated Cell-ID transceiver module that we believe can enable the design of extremely small, inexpensive products that can operate for years on a single charge, powered by standardly available batteries of diminutive size without the need of recharge. Accordingly, and utilizing Cell-ID technology exclusively, we believe that GeoTraq will provide an exclusive, low-cost solution and service life that will enable new global markets for location-based services (LBS). GeoTraq, Inc. is located in Las Vegas, Nevada, and is a Nevada corporation.

On December 30, 2017, we sold our 100% interest in ApplianceSmart. Appliancesmart was formed through a corporate reorganization in July 2011 to hold our business of selling new major household appliances through a chain of Company-owned retail stores.

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

Significant estimates made in connection with the accompanying consolidated financial statements include the estimated reserve for doubtful current and long-term trade and other receivables, the estimated reserve for excess and obsolete inventory, estimated fair value and forfeiture rates for stock-based compensation, fair values in connection with the analysis of intangibles and long-lived assets for impairment, valuation allowance against deferred tax assets and estimated useful lives for intangible assets and property and equipment.

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

Trade Receivables and Allowance for Doubtful Accounts

We carry unsecured trade receivables at the original invoice amount less an estimate made for doubtful accounts based on a monthly review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. We write off trade receivables when we deem them uncollectible. We record recoveries of trade receivables previously written off when we receive them. We consider a trade receivable to be past due if any portion of the receivable balance is outstanding for more than ninety days. We do not charge interest on past due receivables. Our management considers the allowance for doubtful accounts of $61 and $61 to be adequate to cover any exposure to loss as of September 29, 2018, and December 30, 2017, respectively.

Inventories

Inventories, consisting primarily of Appliances, are stated at the lower of cost, determined on a specific identification basis, or market. We provide estimated provisions for the obsolescence of our appliance inventories, including adjustment to market, based on various factors, including the age of such inventory and our management’s assessment of the need for such provisions. We look at historical inventory aging reports and margin analyses in determining our provision estimate. A revised cost basis is used once a provision for obsolescence is recorded. The Company does not have a reserve for obsolete inventory at September 29, 2018 and December 30, 2017.

Property and Equipment

Property and Equipment are stated at cost less accumulated depreciation. Expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of assets are capitalized. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The useful lives of building and improvements are eighteen to thirty years, transportation equipment is three to fifteen years, machinery and equipment are five to ten years, furnishings and fixtures are three to five years and office and computer equipment are three to five years.

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

Intangible Assets

The Company’s intangible assets consist of a patent, use of internet domain names, Universal Resource Locators, or URL’s, software, and marketing and technology related intangibles. Upon acquisition, critical estimates are made in valuing acquired intangible assets, which include but are not limited to: future expected cash flows from customer contracts, customer lists, and estimating cash flows from projects when completed; tradename and market position, as well as assumptions about the period of time that customer relationships will continue; and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from the assumptions used in determining the fair values. All intangible assets are capitalized at their original cost and amortized over their estimated useful lives as follows: domain name and marketing – 3 to 20 years; software – 3 to 5 years, customer relationships – 7 to 15 years.

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

We recognize revenue and a receivable per customer upon confirmed and accepted delivery of the replacement appliance, and/or pickup of the to be recycled appliance. The delivery of the replacement appliance is one performance obligation and the pickup of the to be recycled appliance is another performance obligation. Revenue is recorded for each performance obligation. No provision for bad debt is provided at the time of recording revenue given the credit of our customers. All direct costs are either paid and or accrued for in the period in which the replacement appliance(s) and program service(s) are provided. Customer’s do not typically have a right to return appliances sold. The manufacturer’s warranty is the only warranty provided to a customer.

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

The effect of applying ASC 606 and ASC 340-40 as of December 31, 2017, requires the Company to (a) determine that amount of revenue and related costs it would have recognized in the period of adoption if it had continued to apply legacy GAAP in that period and (b) disclose the change for each financial statement item affected and explain the reasons for those changes that are significant. The Company has determined that the effect of applying ASC 606 and ASC 340-40 as of December 31, 2017 was zero.

For the Quarter ended September 29, 2018:

Revenue recognized for Company contracts - $9,072 and $10,376 for the 13 weeks ended September 29, 2018 and September 30, 2017, respectively. Revenue recognized for Company contracts - $24,282 and $25,363 for the 39 weeks ended September 29, 2018 and September 30, 2017, respectively. Byproduct revenue is not contract revenue and amounts for Byproduct revenue have been excluded from Revenue recognized for Company contracts for all periods presented.

There was no impairment (or credit) losses on accounts receivable or contract assets related to Company contracts that were recognized in accordance with ASC 310 Receivables or ASC 326-30 Financial Instruments – Credit Losses.

The Company provides replacement appliances and program services, mainly recycling of aged appliances to Utility customers. The Company operates in 24 states within the continental United States, and two provinces of Canada. The Company does not enter into contracts with for byproduct or carbon offset revenue. The Company uses a direct sales channel and typically enters into contracts for recycling program services and replacement appliances lasting a few months up to a couple of years in length. The Company has two reportable segments – Recycling and Technology. The Technology segment currently generates no revenue. Contract revenue for the recycling segment is recorded upon the confirmed delivery and or pickup of the aged appliance for both replacement appliance revenue and program services revenue. Byproduct revenue is record upon delivery of the byproduct to the customer of the Company’s choice, once price and terms are agreed to.

The Company does not have any contract assets or liabilities as of September 29, 2018 and December 30, 2017, respectively.

Performance obligations are typically satisfied upon confirmed delivery of replacement appliance(s) revenue, pickup of the aged appliance for program services revenue and delivery to a customer of choice for byproduct revenue. Revenue recorded in the 13 weeks and 39 weeks ended September 29, 2018 related to performance obligations satisfied in the same 13 weeks and 39 weeks ended September 30, 2017.

The Company does not capitalize costs under ASC 340-40, or use any other method to amortize costs capitalized. There was no balance of capitalized costs at either September 29, 2018 or December 30, 2017, respectively.

The Company has not incurred any impairment losses in the quarter ended September 29, 2018 related to costs capitalized in accordance with ASC 340-40.

Shipping and Handling

The Company classifies shipping and handling charged to customers as revenues and classifies costs relating to shipping and handling as cost of revenues.

Advertising Expense

Advertising expense is charged to operations as incurred. Advertising expense totaled $226 and $351 for the 13 weeks ended September 29, 2018 and September 30, 2017, respectively. Advertising expense totaled $593 and $824 for the 39 weeks ended September 29, 2018 and September 30, 2017, respectively.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. The asset and liability method requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between tax bases and financial reporting bases of the Company's assets and liabilities. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided on deferred taxes if it is determined that it is more likely than not that the asset will not be realized. The Company recognizes penalties and interest accrued related to income tax liabilities in the provision for income taxes in its Consolidated Statements of Operations.

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

Concentration of Credit Risk

The Company maintains cash balances at several banks in several states including, Minnesota, California, and Nevada within the United States. Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution as of September 29, 2018. At times, balances may exceed federally insured limits.

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

Note 3:          Comprehensive Income

Comprehensive income is the sum of net income and other items that must bypass the income statement because they have not been realized, including items like an unrealized holding gain or loss from available for sale securities and foreign currency translation gains or losses. For the 13 weeks ended September 29, 2018 and September 30, 2017, our comprehensive income (loss) is $(1,248) and $770, respectively. For the 39 weeks ended September 29, 2018 and September 30, 2017, our comprehensive income (loss) is $(4,132) and $5,041. Our comprehensive income includes foreign currency translation gains and losses, net loss from discontinued operations, and net loss attributable to non-controlling interest.

Note 4:          Reclassifications

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on the previously reported net income/(loss) or stockholders’ equity. On March 12, 2018, the Company changed its state of incorporation from Minnesota to Nevada. Nevada requires a stated par value, which the Company stated at $0.001 per share. Amounts for common stock and additional paid in capital for December 30, 2017 have been reclassified to reflect this change.

Note 5:          Acquisition of GeoTraq, Inc.

On August 18, 2017, the Company, entered into a series of transactions, acquiring all of the assets and capital stock of GeoTraq by way of merger. GeoTraq is engaged in the design, and, ultimately, we expect the sale of cellular transceiver modules, also known as Cell-ID modules. As of August 18, 2017, GeoTraq became a wholly owned subsidiary of the Company.

The final fair value of the single identifiable intangible asset acquired in the GeoTraq acquisition is a U.S. patent application USPTO reference No. 14724039 titled “Locator Device with Low Power Consumption” together with the assignment of intellectual property that included historical know-how, designs and related manufacturing procedures is $26,097, which includes the deferred income tax liability associated with the intangible asset. Total consideration paid by the Company for GeoTraq included cash $200, unsecured promissory notes bearing interest at the annual rate of 1.29%; maturing on August 18, 2018 in the aggregate principal of $800, and 288,588 shares of convertible series A preferred stock with a final fair value of $14,963. See Note 20 – Series A Preferred Stock to these consolidated financial statements. In connection with the acquisition, an additional amount was recorded in the amount of $10,133 and an offsetting deferred tax liability recorded of the same amount, $10,133 to reflect the future tax liability attributable to the Geotraq asset acquired. There were no other assets acquired or liabilities assumed.

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

Note 6:          Sale and deconsolidation of variable interest entity - AAP

The financial position and results of operations of AAP have been consolidated in our financial statements since AAP’s inception based on our conclusion that AAP was a variable interest entity that we controlled due to our contribution in excess of 50% of the total equity, subordinated debt and other forms of financial support. Since inception we had provided substantial financial support to fund the operations of AAP. The financial position and results of operations for AAP were reported in our recycling segment. On August 15, 2017, we sold our 50% interest in AAP, and therefore, as of August 15, 2017, we no longer consolidated the results of AAP in our financial statements.

The following table summaries the unaudited assets and liabilities of AAP de-consolidated from our financial position as of August 15, 2017.

Assets	August 15, 2017
Current assets	$367
Property and equipment, net	6,809
Other assets	93
Total assets	$7,269

Liabilities
Accounts payable	$2,661
Accrued expenses	619
Current maturities of long-term debt obligations	729
Long-term debt obligations, net of current maturities	3,431
Total liabilities	$7,440

The following table summarizes the unaudited operating results of AAP consolidated in our financial results for the 13 weeks and 39 weeks ended September 29, 2018, and September 30, 2017, respectively:

	13 Weeks Ended		39 Weeks Ended
	September 29, 2018	September 30, 2017 (b)	September 29, 2018	September 30, 2017 (b)
Revenues	$–	$306	$–	$1,433
Gross profit	–	38	–	24
Operating loss	–	(140)	–	(848)
Net loss	–	(165)	–	(991)

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

Note 7:          Note receivable – sale of discontinued operations

On December 30, 2017, we signed an agreement to dispose of our retail appliance segment. ApplianceSmart Holdings LLC (the “Purchaser”), a wholly owned subsidiary of Live Ventures Incorporated, entered into a Stock Purchase Agreement (the “Agreement”) with the Company and ApplianceSmart. then a subsidiary of the Company. ApplianceSmart is a retail chain specializing in new and out-of-the-box appliances with annualized revenues of approximately $65 million. Pursuant to the Agreement, the Purchaser purchased from the Company all the issued and outstanding shares of capital stock (the “Stock”) of ApplianceSmart in exchange for $6,500 (the “Purchase Price”). The Purchase Price per the Agreement was due and payable on or before March 31, 2018. As of December 30, 2017, the Company had an amount due from the Purchaser in the amount of $6,500 recorded as a current asset.

Between March 31, 2018 and April 24, 2018, the Purchaser and the Company negotiated in good faith the method of payment of the remaining outstanding balance of the Purchase Price. On April 25, 2018, the Purchaser delivered to the Seller a promissory note (the “ApplianceSmart Note”) in the original principal amount of $3,919 (the “Original Principal Amount”), as such amount may be adjusted per the terms of the ApplianceSmart Note. The ApplianceSmart Note is effective as of April 1, 2018 and matures on April 1, 2021 (the “Maturity Date”). The ApplianceSmart Note bears interest at 5% per annum with interest payable monthly in arrears. Ten percent of the outstanding principal amount will be repaid annually on a quarterly basis, with the accrued and unpaid principal due on the Maturity Date. ApplianceSmart provided the Seller a guaranty of repayment of the ApplianceSmart Note. The remaining $2,581 of the Purchase Price was paid in cash by the Purchaser to the Seller. The Purchaser may reborrow funds, and pay interest on such re-borrowings, from the Seller up to the Original Principal Amount. Subsequent to December 30, 2017, ApplianceSmart assumed $1,901 in liabilities from the Company. For the 39 weeks ended September 29, 2018, the original balance owed to the Company of $6,500, increased with new borrowings of $1,804 and decreased with repayments of $2,581, and debt assumed of $1,901 represents a net amount due from the Purchaser, now in the form of a note receivable, in the sum of $3,822 as of September 29, 2018.

Discontinued operations include our retail appliance business ApplianceSmart. Results of operations, financial position and cash flows for this business are separately reported as discontinued operations for all periods presented. The Company made the decision to sell ApplianceSmart to eliminate losses and poor financial performance from our retail segment, decrease existing leverage, assign and eliminate long term lease liabilities for store leases, increase cash balances, enhance shareholder value and focus Company resources on its two remaining segments, Recycling and Technology.

FINANCIAL INFORMATION FOR HELD FOR SALE AND DISCONTINUED OPERATIONS (In Thousands)

	13 Weeks	13 Weeks	39 Weeks	39 Weeks
	Ended	Ended	Ended	Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Revenue	$–	$14,031	$–	$44,858
Cost of revenue	–	10,037	–	31,926
Gross profit	–	3,994	–	12,932
Selling, general and administrative expense	–	3,685	–	10,821
Operating (loss) - discontinued operations	–	309	–	2,111
Other income	–	208	–	445
Other expense	–	(300)	–	(1,178)
Net income - discontinued operations before income tax provision	–	217	–	1,378
Income tax provision	–	98	–	474
Net income - discontinued operations, net of tax	$–	$119	$–	$904

Note 8:          Trade and other receivables

	September 29, 2018	December 30, 2017
Trade receivables, net	$7,248	$8,826
Factored accounts receivable	(1,278)	–
Prestige Capital reserve receivable	225	–
Due from Recleim	819	819
Other receivables	281	391
Trade and other receivables, net	$7,295	$10,036

Trade accounts receivable	$5,581	$7,076
Un-billed trade receivables	1,728	1,811
A/R Reserve	(61)	(61)
Total Trade receivables, net	$7,248	$8,826

For the 13 weeks ended September 29, 2018, one customer represented more than 10% of our total revenues. For the 13 weeks ended September 30, 2017, one customer represented more than 10% of our total revenues. For the 39 weeks ended September 29, 2018, two customers represented more than 10% of total revenues. For the 39 weeks ended September 30, 2017, one customer represented more than 10% of total revenues. As of September 29, 2018, two customers, each represented more than 10% of our total trade receivables, for a total of 27% of our total trade receivables. As of December 30, 2017, one customer represented more than 10% of our total trade receivables, for a total of 11% of our total trade receivables.

During the 39 weeks ended September 29, 2018 and September 30, 2017, respectively, we purchased appliances for resale from three suppliers. We have and are continuing to secure other vendors from which to purchase appliances. However, the curtailment or loss of one of these suppliers or any appliance supplier could adversely affect our operations.

Note 9:          Inventories

Inventories, consisting principally of appliances, are stated at the lower of cost, determined on a specific identification basis, or net realizable value and consist of:

	September 29, 2018	December 30, 2017
Appliances held for resale	$926	$762

We provide estimated provisions for the obsolescence of our appliance inventories, including adjustments to net realizable value, based on various factors, including the age of such inventory and our management’s assessment of the need for such provisions. We look at historical inventory aging’s and margin analysis in determining our provision estimate.  A revised cost basis is used once a provision for obsolescence is recorded. For the period ended September 29, 2018 and December 30, 2017, there was no inventory obsolescence reserve.

Note 10:         Prepaids and other current assets

Prepaids and other current assets as of September 29, 2018 and December 30, 2017 consist of the following:

	September 29, 2018	December 30, 2017
Prepaid insurance	$484	$443
Prepaid rent	–	5
Prepaid services	324	–
Prepaid other	143	58
	$951	$506

Note 11:          Property and equipment

Property and equipment as of September 29, 2018, and December 30, 2017, consist of the following:

	Useful Life (Years)	September 29, 2018	December 30, 2017
Land		$–	$–
Buildings and improvements	18-30	156	156
Equipment (including computer software)	3-15	6,092	5,908
Projects under construction		29	29
Property and equipment		6,277	6,093
Less accumulated depreciation and amortization		(5,738)	(5,555)
Property and equipment, net		$539	$538

Depreciation and amortization expense for continuing operations was $76 and $504 for the 13 weeks ended September 29, 2018 and September 30, 2017, respectively. Depreciation and amortization expense for continuing operations was $196 and $782 for the 39 weeks ended September 29, 2018 and September 30, 2017, respectively.

On January 25, 2017, as disclosed by the Company in Item 2.01 of its Current Report on Form 8-K filed with the SEC on January 31, 2017, the Company sold its Compton, California facility (the “Compton Facility”) for $7,103 to Terreno Acacia, LLC. The proceeds from the sale paid off the PNC term loan in the aggregate principal amount of $1,020 that was secured by the property and costs of sale of $325, with the remaining proceeds of $5,758 paid towards the PNC Revolver (as defined in Note 15). The Company recorded a gain on the sale of property of $5,163. The Company rented the Compton Facility back from Terreno Acacia, LLC after the completion of the sale from January 26, 2017 through April 10, 2017.

Note 12:          Intangible assets

Intangible assets as of September 29, 2018, and December 30, 2017, consist of the following:

	September 29, 2018	December 30, 2017
Intangible assets GeoTraq, net	$21,902	$24,699
Patent	19	19
	$21,921	$24,718

For the 13 Week and 39 Week periods ended September 29, 2018, we recorded amortization expense of $933 and $2,797, respectively, related to our finite intangible assets. For the 13 Week and 39 Week periods ended September 30, 2017, we recorded amortization expense of $272 and $272, respectively. The useful life and amortization period of the GeoTraq intangible assets acquired is seven years.

Note 13:          Deposits and other assets

Deposits and other assets as of September 29, 2018, and December 30, 2017, consist of the following:

	September 29, 2018	December 30, 2017
Deposits	568	411
Other	100	107
	$668	$518

Deposits are primarily refundable security deposits with landlords for the Company’s leased property.

Note 14:          Accrued liabilities

Accrued liabilities as of September 29, 2018, and December 30, 2017, consist of the following:

	September 29, 2018	December 30, 2017
Sales tax estimates, including interest	$4,671	$4,563
Compensation and benefits	450	1,061
Deferred revenue	342	300
Accrued incentive and rebate checks	240	285
Accrued rent	33	77
Accrued interest	–	115
Accrued payables	–	129
Other	133	31
	$5,869	$6,561

Sales and Use Tax Assessment

We operate in 24 states in the U.S. and in various provinces in Canada. From time to time, we are subject to sales and use tax audits that could result in additional taxes, penalties and interest owed to various taxing authorities.

As previously disclosed, the California Board of Equalization (“BOE”) conducted a sales and use tax examination covering the Company’s California operations for 2011, 2012 and 2013. The Company believed it was exempt from collecting sales taxes under service agreements with utility customers that included appliance replacement programs. During the fourth quarter of 2014, the Company received a communication from the BOE indicating they were not in agreement with the Company’s interpretation of the law. As a result, the Company applied for and, as of February 9, 2015, received approval to participate in the California Board of Equalization’s Managed Audit Program. The period covered under this program included 2011, 2012, 2013 and extended through the nine-month period ended September 30, 2014.

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

Note 15:          Line of credit - PNC Bank

We had a Revolving Credit, Term Loan and Security Agreement, as amended, (“PNC Revolver”) with PNC Bank, National Association (“PNC”) that provided us with a $15,000 revolving line of credit. The PNC Revolver loan agreement included a lockbox agreement and a subjective acceleration clause and as a result we had classified the revolving line of credit as a current liability. The PNC Revolver was collateralized by a security interest in substantially all of our assets and PNC was also secured by an inventory repurchase agreement with Whirlpool Corporation solely with respect to Whirlpool purchases only. In addition, we issued a $750 letter of credit in favor of Whirlpool Corporation. The PNC Revolver required, starting with the fiscal quarter ending April 2, 2016, that we meet a specified minimum earnings before interest, taxes, depreciation and amortization, and continuing at the end of each quarter thereafter, that we meet a minimum fixed charge coverage ratio of 1.1 to 1.0. The PNC Revolver loan agreement limited investments that we could purchase, the amount of other debt and leases that we could incur, the amount of loans that we could issue to our affiliates and the amount we could spend on fixed assets, along with prohibiting the payment of dividends.

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

The PNC Revolver loan agreement was terminated, and the PNC Revolver was paid in full on May 10, 2017 with funds from MidCap Financial Trust. See Note 17, short term debt, for additional information.

Note 16:          Notes payable – short term

On August 18, 2017, the Company, as part of its acquisition of GeoTraq, issued $800 in unsecured promissory notes to the former shareholders of GeoTraq with interest at the annual rate of interest of 1.29% maturing on August 18, 2018. The outstanding balance of the notes payable – short term as of September 29, 2018 is $0.

Note 17:          Short term debt

Short term debt, capital lease and other financing obligations as of September 29, 2018, and December 30, 2017, consist of the following:

	September 29, 2018	December 30, 2017

MidCap financial trust asset based revolving loan	$–	$5,605
AFCO Finance	442	367
GE 8% loan agreement	482	482
EEI note	–	103
Capital leases and other financing obligations	–	30
Debt issuance costs, net	(457)	(1,010)
Total short term debt	$467	$5,577

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

On December 30, 2017, our available borrowing capacity under the Credit Agreement was $1,031. We borrowed $21,470 and repaid $27,075 on the Credit Agreement during the period of December 31, 2017 through March 22, 2018, leaving an outstanding balance on the Credit Agreement of $0 and $5,605 at September 29, 2018 and December 30, 2017, respectively.

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

On March 22, 2018, the Company terminated the Credit Agreement, together with the related revolving loan note and pledge agreement. The Company did not incur any termination penalties as a result of the termination of the Credit Agreement. The Company is classifying the MidCap Revolver as a current liability until March 22, 2018, at which time the MidCap Revolver was terminated and paid in full. The security interests held by the Lender in substantially all Company assets were released following termination and payoff on March 22, 2018. The debt issuance costs of the MidCap Revolver were $546. The un-amortized debt issuance costs recorded as interest expense upon termination of the Credit Agreement on March 22, 2018 were $395.

General Electric

On August 14, 2017 as a part of the sale of the Company’s equity interest in AAP, Recleim LLC, a Delaware limited liability company (“Recleim”), agreed to undertake, pay or assume the Company’s obligations to General Electric (GE”) consisting of a promissory note GE 8% loan agreement and other payables of $336 which were incurred after the issuance of such promissory note. Recleim has agreed to indemnify, and hold ARCA harmless from any action to be taken by GE relating to such obligations. The Company has an offsetting receivable due from Recleim of $819.

AFCO Finance

On June 16, 2017, we entered into a financing agreement with AFCO Credit Corporation (“AFCO”) to fund the annual premiums due June 1, 2017 on insurance policies purchased through Marsh Insurance. These policies relate to workers’ compensation and various liability policies including, but not limited to, General, Auto, Umbrella, Property, and Directors’ and Officers’ insurance.  The total amount of the premiums financed is $1,070 with an interest rate of 3.567%. An initial down payment of $160 was paid on June 16, 2017 and an additional 10 monthly payments of $92 will be made beginning July 1, 2017 and ending April 1, 2018. The June 16, 2017 AFCO agreement has a zero balance as of September 29, 2018.

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

The outstanding principal due AFCO at the end of September 29, 2018 and December 30, 2017 was $442 and $367, respectively.

Energy Efficiency Investments LLC

On November 8, 2016, the Company entered into a securities purchase agreement with Energy Efficiency Investments, LLC (“EEI”), pursuant to which the Company agreed to issue up to $7,732 principal amount of 3% Original Issue Discount Senior Convertible Promissory Notes of the Company and related common stock purchase warrants. These notes will be issued from time to time, up to such aggregate principal amount, at the request of the Company, subject to certain conditions, or at the option of EEI. Interest accrues at the rate of 8% per annum on the principal amount of the notes outstanding from time to time, and is payable at maturity or, if earlier, upon conversion of these notes. The principal amount of these notes outstanding at September 29, 2018 and December 30, 2017, was $0 and $103, respectively. EEI elected on September 14, 2018 to convert its outstanding note due from ARCA of $103 into 207,286 shares of common stock in accordance with the terms of the notes. The debt issuance costs of the EEI note are $740. The un-amortized debt issuance costs of the EEI note as of September 29, 2018 and December 30, 2017, are $457 and $568, respectively. The un-amortized original issue discount of the EEI note as of September 29, 2018 and December 30, 2017, are $0 and $2.

Note 18:          Commitments and Contingencies

Litigation

On December 29, 2016, ARCA served a Minnesota state court complaint for breach of contract on Skybridge Americas, Inc. (“SA”), ARCA’s primary call center vendor throughout 2015 and most of 2016. ARCA seeks damages in the millions of dollars as a result of alleged overcharging by SA and lost client contracts. On January 25, 2017, SA served a counterclaim for unpaid invoices in the amount of approximately $460 plus interest and attorneys’ fees. On March 29, 2017, the Hennepin County district court dismissed ARCA’s breach of contract claim based on SA’s overuse of its Canadian call center but permitted ARCA’s remaining claims to proceed. On October 24, 2017, ARCA filed a motion for partial summary judgment; SA cross-motioned on November 6, 2017. On January 8, 2018, judgment was entered in SA’s favor, which was amended as of February 28, 2018 for a total amount of $614 including interest and attorneys’ fees. On March 2, 2018, ARCA appealed the judgment to the Minnesota Court of Appeals. The appeal is scheduled to be heard December 11, 2018.

On November 15, 2016, ARCA served an arbitration demand on Haier US Appliance Solutions, Inc., dba GE Appliances (“GEA”), alleging breach of contract and interference with prospective business advantage. ARCA seeks over $2 million in damages. On April 18, 2017, GEA served a counterclaim for approximately $337 in alleged obligations under the parties’ recycling agreement. Simultaneously with serving its counterclaim in the arbitration, which is venued in Chicago, GEA filed a complaint in the United States District Court for the Western District of Kentucky seeking damages of approximately $530 plus interest and attorneys’ fees allegedly owed under a previous agreement between the parties. On December 12, 2017, the court stayed GEA’s complaint in favor of the arbitration. Under the terms of ARCA’s transaction with Recleim LLC, Recleim LLC is obligated to pay GEA on ARCA’s behalf the amounts claimed by GEA in the arbitration and in the lawsuit pending in Kentucky. Those amounts have been paid into escrow pending the outcome of the arbitration. The arbitration has been rescheduled for May 2019.

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

Note 19:          Income Taxes

Our overall effective tax rate was 23.45% for the 39 weeks ended September 29, 2018 and a positive tax provision benefit of $1,059 against a pre-provision loss of $5,170 for the 39 weeks ended September 29, 2018, respectively. The effective tax rates and related provisional tax amounts vary from the U.S. federal statutory rate due to state taxes, foreign taxes, share-based compensation, non-controlling interest, valuation allowance, and certain non-deductible expenses.

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

Note 20:          Series A Preferred Stock

On August 18, 2017, the Company acquired GeoTraq by way of merger. GeoTraq is engaged in the development, manufacture, and, ultimately, we expect, sale of cellular transceiver modules, also known as Cell-ID modules. As a result of this transaction, GeoTraq became a wholly-owned subsidiary of the Company. In connection with this transaction, the Company tendered to the owners of GeoTraq $200, issued to them an aggregate of 288 shares of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”), and entered into one-year unsecured promissory notes in the aggregate principal amount of $800.

To accomplish the designation and issuance of the Series A Preferred Stock, we filed a Certificate of Designation with the Secretary of State of the State of Minnesota. On November 9, 2017, we filed a Certificate of Correction with the Minnesota Secretary of State. In connection with the Reincorporation, we filed Articles of Incorporation with the Secretary of State of the State of Nevada on March 12, 2018, and a Certificate of Correction with the Secretary of State of the State of Nevada on August 7, 2018 (collectively, the “Nevada Articles of Incorporation”).  The following summary of the Nevada Articles of Incorporation does not purport to be complete and is qualified in its entirety by reference to the provisions of applicable law and to the Nevada Articles of Incorporation, which are filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2018, and as Exhibit 3.1. to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018.

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

Conversion

The Series A Preferred Stock is not convertible into shares of our common stock except as described below.

Subject to the third sentence of this paragraph, each holder of a share of Series A Preferred Stock has the right, exercisable at any time and from time to time (unless otherwise prohibited by law, rule or regulation, or as restricted below), to convert any or all of such holder’s shares of Series A Preferred Stock into shares of our common stock at the conversion ratio. The “conversation ratio” per share of the Series A Preferred Stock is a ratio of 1:100, meaning every one share of Series A Preferred Stock, if and when converted into shares of our common stock, converts into 100 shares of our common stock. Notwithstanding anything to the contrary in the Certificate of Designation, a holder of Series A Preferred Stock may not convert any of such holder’s shares and we may not issue any shares of our common stock in connection with a conversation that would trigger any Nasdaq requirement to obtain shareholder approval prior to such conversion or issuance in connection with such conversion that would be in excess of that number of shares of common stock equivalent to 19.9% of the number of shares of common stock as of August 18, 2017 ; provided, however, that holders of the Series A Preferred Stock may effectuate any conversion and we are obligated to issue shares of common stock in connection with a conversion that would not trigger such a requirement. The foregoing restriction is of no further force or effect upon the approval of our stockholders in compliance with Nasdaq’s shareholder voting requirements. Notwithstanding anything to the contrary contained in the Certificate of Designation, the holders of the Series A Preferred Stock may not effectuate any conversion and we may not issue any shares of common stock in connection with a conversion until the later of (x) February 28, 2018, or (y) sixty-one days following the date on which our stockholders have approved the voting, conversion, and other potential rights of the holders of Series A Preferred Stock described in the Certificate of Designation in accordance with the relevant Nasdaq requirements. On October 23, 2018, at the Company’s 2018 Annual Meeting of Shareholders, the Company’s shareholders approved of the future conversion of the shares of Series A Preferred Stock into shares of the Company’s common stock subject to (y) and compliance with Nasdaq’s shareholder voting requirements.

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

Note 21:        Share-based compensation

We recognized share-based compensation expense of $596 and $0 for the 13 weeks ended September 29, 2018, and September 30, 2017 respectively. We recognized share-based compensation expense of $596 and $32 for the 39 weeks ended September 29, 2018, and September 30, 2017 respectively. There is estimated future share-based compensation expense as of September 29, 2018 of $20 per month for a total of $324. The weighted average fair value per option of options granted during fiscal year 2016 was $1.12. Based on the value of options outstanding as of September 29, 2018, we do not estimate any future share-based compensation expense for existing options issued. This estimate does not include any expense for additional options that may be granted and vest in subsequent years.

Note 22:       Shareholders’ Equity

Common Stock: Our Articles of Incorporation authorize fifty million shares of common stock that may be issued from time to time having such rights, powers, preferences and designations as the Board of Directors may determine.  During the 13 weeks and 39 weeks ended September 29, 2018, respectively, 1,597 additional shares of common stock were granted and issued. As of September 29, 2018, and December 30, 2017, there were 8,472 and 6,875 shares, respectively, of common stock issued and outstanding.

Stock Options: The 2016 Plan authorizes the granting of awards in any of the following forms: (i) incentive stock options, (ii) nonqualified stock options, (iii) restricted stock awards, and (iv) restricted stock units, and expires on the earlier of October 28, 2026, or the date that all shares reserved under the 2016 Plan are issued or no longer available. The 2016 Plan provides for the issuance of up to 2,000 shares of common stock pursuant to awards granted under the 2016 Plan. Options granted to employees typically vest over two years, while grants to non-employee directors vest in six months. As of September 29, 2018, 20 options were outstanding under the 2016 Plan. Our 2011 Plan authorizes the granting of awards in any of the following forms: (i) stock options, (ii) stock appreciation rights, and (iii) other share-based awards, including but not limited to, restricted stock, restricted stock units or performance shares, and expires on the earlier of May 12, 2021, or the date that all shares reserved under the 2011 Plan are issued or no longer available. Options granted to employees typically vest over two years, while grants to non-employee directors vest in six months. As of September 29, 2018, 485 options were outstanding under the 2011 Plan. No additional awards will be granted under the 2011 Plan after the adoption of the 2016 Plan. Our 2006 Stock Option Plan (the “2006 Plan”) expired on June 30, 2011, but the options outstanding under the 2006 Plan continue to be exercisable in accordance with their terms. As of September 29, 2018, 0 options were outstanding to employees and non-employee directors under the 2006 Plan. We issue new common stock when stock options are exercised. The Company periodically grants stock options that vest based upon the achievement of performance targets. For performance-based options, the Company evaluates the likelihood of the targets being met and records the expense over the probable vesting period.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for fiscal year 2016. No options were issued in the 39 weeks ended September 29, 2018 or fiscal year 2017. The expected dividend yield is zero. The expected stock price volatility is 85.44%. The risk-free interest rate is 2.16%. The expected life of options in years is ten.

Additional information relating to all outstanding options is as follows (in thousands, except per share data):

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Balance at December 30, 2017	627	$2.56	$–	4.22
Granted	–	–	–	–
Exercised	–	–	–	–
Cancelled/expired	(123)	3.98	–	–
Forfeited	–	–	–	–
Balance at September 29, 2018	504	$2.21	$–	4.10

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $0.93 on September 29, 2018, which theoretically could have been received by the option holders had all option holders exercised their options as of that date.  As of September 29, 2018, and December 30, 2017, there were no in-the-money options exercisable.

Warrants: On November 8, 2016, we issued a warrant to EEI to purchase 167 shares of common stock at a price of $0.68 per share. The fair value of the warrant issued was $106 and it was exercisable in full at any time during a term of five years. The fair value per share of common stock underlying the warrant issued to EEI was $0.63 based on our closing stock price of $0.95. The exercise price may be reduced and the number of shares of common stock that may be purchased under the warrant may be increased if the Company issues or sells additional shares of common stock at a price lower than the then-current warrant exercise price or the then-current market price of the common stock. The shares underlying the warrant include legal restrictions regarding the transfer or sale of the shares. The fair value of the EEI warrant was recorded as deferred financing costs and is being amortized over the term of the commitment.

As of September 29, 2018, and December 30, 2017, we had fully vested warrants outstanding to purchase 24 shares of common stock at a price of $3.55 per share and expire in May 2020 and 167 shares of common stock at a price of $0.68 per share.

Preferred Stock:  Our Articles of Incorporation authorize two million shares of preferred stock that may be issued from time to time in one or more series having such rights, powers, preferences and designations as the Board of Directors may determine.  In 2017, 288,588 shares (number specific – not rounded) of preferred stock were issued in connection with the GeoTraq acquisition. See Note 5.

Note 23:          Earnings per share

Basic income per common share is computed based on the weighted average number of shares of common stock outstanding. Diluted income per common share is computed based on the weighted average number of shares of common stock outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive shares of common stock been issued. Potentially dilutive shares of common stock include unexercised stock options and warrants. Basic per share amounts are computed, generally, by dividing net income attributable to shareholders of the parent by the weighted average number of shares of common stock outstanding. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless their effect is anti-dilutive, thereby reducing the loss or increasing the income per common share.  In calculating diluted weighted average shares and per share amounts, we included stock options and warrants with exercise prices below average market prices, for the respective reporting periods in which they were dilutive, using the treasury stock method. We calculated the number of additional shares by assuming the outstanding stock options were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the quarter. For the 13 weeks and 26 weeks ended September 29, 2018 and September 30, 2017, we excluded options and warrants to purchase 528 and 651 shares, respectively, of common stock from the diluted weighted average shares outstanding calculation as the effect of these options were anti-dilutive.

	For the Thirteen Weeks Ended		For the Thirty Nine Weeks Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Basic

Net income (loss) from continuing operations	$(1,260)	$682	$(4,111)	$4,132
Net income from discontinued operations, net of tax	–	119	–	904
Net income (loss)	$(1,260)	$801	$(4,111)	$5,036

Basic earnings (loss) per share:
Basic earnings (loss) per share from continued operations	$(0.16)	$0.10	$(0.58)	$0.62
Basic earnings per share - discontinued operations, net of tax	–	0.02	–	0.14
Basic earnings (loss) per share	$(0.16)	$0.12	$(0.58)	$0.76

Weighted average common shares outstanding	7,675	6,655	7,142	6,655

Diluted

Diluted earnings (loss) per share:
Diluted earnings (loss) per share from continued operations	$(0.16)	$0.10	$(0.58)	$0.62
Diluted earnings per share - discontinued operations, net of tax	–	0.01	–	0.13
Diluted earnings (loss) per share	$(0.16)	$0.11	$(0.58)	$0.75

Weighted average common shares outstanding	7,675	6,655	7,142	6,655
Add: Common Stock Warrants	–	50	–	50
Assumed diluted weighted average common shares outstanding	7,675	6,705	7,142	6,705

Note 24:          Segment Information

We operate within targeted markets through two reportable segments: recycling and technology. The recycling segment is composed of income generated by fees charged and costs incurred for collecting, recycling and installing appliances for utilities and other customers and includes byproduct revenue, which are primarily generated through the recycling of appliances. We have included the results from consolidating AAP in our recycling segment through August 15, 2017. The technology segment is composed of all revenue and costs incurred or associated with GeoTraq. At this time, GeoTraq does not have any revenue and expects to go to market with products and services in the location-based services market. The nature of products, services and customers for each segment varies significantly. As such, the segments are managed separately. Our Chief Executive Officer has been identified as the Chief Operating Decision Maker (“CODM”). The CODM evaluates performance and allocates resources based on revenues and income from operations of each segment. Income from operations represents revenues less cost of revenues and operating expenses, including certain allocated selling, general and administrative costs. There are no inter-segment sales or transfers.

The following tables present our segment information for periods indicated:

	Thirteen Weeks Ended		Thirty Nine Weeks Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017

Revenues
Recycling	$10,267	$11,452	$27,553	$29,647
Technology	–	–	–	–
Total Revenues	$10,267	$11,452	$27,553	$29,647

Gross profit
Recycling	$3,393	$4,434	$7,955	$10,238
Technology	–	–	–	–
Total Gross profit	$3,393	$4,434	$7,955	$10,238

Operating income (loss)
Recycling	$(469)	$1,092	$(1,209)	$166
Technology	(1,202)	(272)	(3,627)	(272)
Total Operating income	$(1,671)	$820	$(4,836)	$(106)

Depreciation and amortization
Recycling	$76	$504	$196	$782
Technology	933	272	2,797	272
Total Depreciation and amortization	$1,009	$776	$2,993	$1,054

Interest expense
Recycling	$45	$209	$675	$631
Technology	–	–	–	–
Total Interest expense	$45	$209	$675	$631

Net income (loss) before provision for income taxes
Recycling	$(263)	$1,336	$(1,543)	$5,816
Technology	(1,202)	(272)	(3,627)	(272)
Total Net income (loss) before provision for income taxes	$(1,465)	$1,064	$(5,170)	$5,544

	As of	As of
	September 29,	December 30,
	2018	2017
Assets
Recycling	$14,699	$21,745
Technology	22,141	25,146
Total Assets	$36,840	$46,891

Goodwill and intangible assets
Recycling	$19	$19
Technology	21,902	24,699
Total Goodwill and intangible assets	$21,921	$24,718

Note 25:          Defined Contribution Plan

We have a defined contribution salary deferral plan covering substantially all employees under Section 401(k) of the Internal Revenue Code. We contribute an amount equal to 10 cents for each dollar contributed by each employee up to a maximum of 5% of each employee’s compensation. We recognized expense for contributions to the plans of $10 and $19 for the 13 weeks ended September 29, 2018 and September 30, 2017, respectively. We recognized expense for contributions to the plans of $33 and $33 for the 39 weeks ended September 29, 2018 and September 30, 2017, respectively.

Note 26:          Related Parties

Tony Isaac, the Company’s Chief Executive Officer, is the father of Jon Isaac, Chief Executive Officer of Live Ventures Incorporated and managing member of Isaac Capital Group LLC, a 9% shareholder of the Company. Tony Isaac, Chief Executive Officer, Virland Johnson, Chief Financial Officer, Richard Butler, Board of Directors member, and Dennis Gao, Board of Directors member of the Company, are Board of Directors, Chief Financial Officer, Board of Directors member, and Board of Directors members of, respectively, Live Ventures Incorporated. The Company also shares certain executive and legal services with Live Ventures Incorporated. The total services were $79 and $18 for the 13 weeks ended September 29, 2018 and September 30, 2017, respectively. The total services were $195 and $18 for the 39 weeks ended September 29, 2018 and September 30, 2017, respectively. Customer Connexx rents approximately 9,879 square feet of office space from Live Ventures Incorporated at its Las Vegas, NV office. The total rent and common area expense was $50 and $42 for the 13 weeks ended September 29, 2018 and September 30, 2017, respectively. The total rent and common area expense was $136 and $135 for the 39 weeks ended September 29, 2018 and September 30, 2017, respectively. The Company received a transition services fee of $68 and $203 from ApplianceSmart for the 13 weeks and 39 weeks ended September 29, 2018.

On December 30, 2017, the Purchaser (“ApplianceSmart Affiliated Holdings LLC, a wholly-owned subsidiary of Live Ventures Incorporated”), entered into the Agreement with the Company and ApplianceSmart. Pursuant to the Agreement, the Purchaser purchased from the Company all the issued and outstanding shares stock of ApplianceSmart in exchange for the Purchase Price. Effective April 1, 2018, Purchaser issued the Company a promissory note with a 3 term in the original principal amount of $3,919,494 (exact amount) for the balance of the purchase price. ApplianceSmart is guaranteeing the repayment of this promissory note. See Note 7.

Note 27:          Subsequent Events

Approval of Conversion of Series A Preferred Stock

On October 23, 2018, at the Company’s 2018 Annual Meeting of Shareholders, the Company’s shareholders approved the conversion, at the option of the holder of the shares of Series A Preferred Stock, of the shares of Series A Preferred Stock into shares of the Company’s common stock in accordance with the terms of the Nevada Articles of Incorporation, subject to a 61 day waiting period and compliance with Nasdaq’s listing rules.

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

We operate two reportable segments:

•	Recycling: Our recycling segment is a turnkey appliance recycling program. We receive fees charged for recycling, replacement and additional services for utility energy efficiency programs and have established 17 Regional Processing Centers (“RPCs”) for this segment throughout the United States and Canada.

•	Technology: Our technology segment is in the development stage with the recent acquisition of GeoTraq. GeoTraq is in the process of developing technology to enable low cost location-based products and services through the use of Cell-ID technology.

For the Thirteen Weeks Ended September 29, 2018 and September 30, 2017

Results of Operations

The following table sets forth certain statement of operations items and as a percentage of revenue, for the periods indicated:

	13 Weeks Ended		13 Weeks Ended
	September 29, 2018		September 30, 2017
Statement of Operations Data (in Thousands):
Revenue	$10,267	100.0%	$11,452	100.0%
Cost of revenue	6,874	67.0%	7,018	61.3%
Gross profit	3,393	33.0%	4,434	38.7%
Selling, general and administrative expense	5,064	49.3%	3,614	31.6%
Operating income (loss)	(1,671)	-16.3%	820	7.2%
Gain on sale of property	–	0.0%	81	0.7%
Interest expense, net	(45)	-0.4%	(209)	-1.8%
Other income (expense)	251	2.4%	372	3.2%
Net income (loss) before income taxes	(1,465)	-14.3%	1,064	9.3%
Provision for income taxes	(205)	-2.0%	465	-4.1%
Net income (loss) before noncontrolling interest	(1,260)	-12.3%	599	5.2%
Net loss attributed to noncontrolling interest	–	0.0%	83	0.7%
Net income from discontinued operations, net of tax	–	0.0%	119	1.0%
Net income (loss) attributed to shareholders' of parent	$(1,260)	-12.3%	$801	7.0%

The following tables set forth revenues for key product and service categories, percentages of total revenue and gross profits earned by key product and service categories and gross profit percent as compared to revenues for each key product category indicated:

	13 Weeks Ended		13 Weeks Ended
	September 29, 2018		September 30, 2017
	Net	Percent	Net	Percent
	Revenue	of Total	Revenue	of Total
Revenue
Recycling, Byproducts, Carbon Offset	$7,236	70.5%	$8,271	72.2%
Replacement Appliances	3,031	29.5%	3,181	27.8%
Total Revenue	$10,267	100.0%	$11,452	100.0%

	13 Weeks Ended		13 Weeks Ended
	September 29, 2018		September 30, 2017
	Gross	Gross	Gross	Gross
	Profit	Profit %	Profit	Profit %
Gross Profit
Recycling, Byproducts, Carbon Offset	2,344	32.4%	3,323	40.2%
Replacement Appliances	1,049	34.6%	1,111	34.9%
Total Gross Profit	$3,393	33.0%	$4,434	38.7%

Revenue

Revenue decreased $1,185 or 10.3% for the 13 weeks ended September 29, 2018 as compared to the 13 weeks ended September 30, 2017.

Revenue increased or decreased in the following categories as compared to the prior year period:

Replacement Appliance revenue increased $216 or 2.3%.

Recycling, Byproducts, Carbon Offset revenue decreased $2,310 or 11.3%.

Cost of Revenue

Cost of revenue decreased $144, or 2.1% for the 13 weeks ended September 29, 2018 as compared to the 13 weeks ended September 30, 2017, primarily due to the change in revenue discussed above as well as the changes in gross profit discussed below.

Gross Profit

Gross profit decreased $2,283 or 22.3%, for the 13 weeks ended September 29, 2018 as compared to the 13 weeks ended September 30, 2017.

Gross profit for Recycling, Byproducts and Carbon Offset decreased $1,931 or 27.4%, and Replacement Appliance gross profit decreased $352 or 11.0%.

Gross profit margin as a percentage of sales decreased for Recycling, Byproducts and Carbon Offset to 28.2% vs. 34.5%. Gross profit margin as a percentage of sales decreased for Replacement Appliances to 30.2% vs. 34.7%.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $1,450 or 40.1%, for the 13 weeks ended September 29, 2018 as compared to the 13 weeks ended September 30, 2017. Selling, general and administrative expense increased for our Technology segment by $930 and increased for our Recycling segment by $520.

Operating Loss

As a result of the factors described above, operating loss of $1,671 for the 13 weeks ended September 29, 2018, represented a decrease of $2,491 over the comparable prior year 13 weeks income ended September 30, 2017 of $820.

Interest Expense, net

Interest expense net decreased $164 or 78.5%, for the 13 weeks ended September 29, 2018 as compared to the 13 weeks ended September 30, 2017 primarily due to decreased rates and amounts of interest paid on decreased borrowings.

Other Income

Other income decreased $121 for the 13 weeks ended September 29, 2018 as compared to the 13 weeks ended September 30, 2017.

Provision (benefit) for Income Taxes

We recorded an income tax benefit for continuing operations of $205 for the 13 weeks ended September 29, 2018, compared with a provision of $465 for continuing operations in the same period of 2017. The provision for income taxes for continuing operations for the 13 weeks ended September 29, 2018, decreased over the same period of 2017 by $670.

Net Income (loss)

The factors described above and the net after tax income of discontinued operations of $119 and the net loss attributed to the noncontrolling interest in AAP of $83 in the prior year period; led to a net loss of $1,260 for the 13 weeks ended September 29, 2018, a decrease of $2,061 from a net income of $801 for the 13 weeks ended September 30, 2017.

For the Thirty-Nine Weeks Ended September 29, 2018 and September 30, 2017

Results of Operations

The following table sets forth certain statement of operations items and as a percentage of revenue, for the periods indicated:

	39 Weeks Ended		39 Weeks Ended
	September 29, 2018		September 30, 2017
Statement of Operations Data (in Thousands):
Revenue	$27,553	100.0%	$29,647	100.0%
Cost of revenue	19,598	71.1%	19,409	65.5%
Gross profit	7,955	28.9%	10,238	34.5%
Selling, general and administrative expense	12,791	46.4%	10,344	34.9%
Operating loss	(4,836)	-17.6%	(106)	-0.4%
Gain on the sale of property	–	0.0%	5,245	17.7%
Interest expense, net	(675)	-2.4%	(631)	-2.1%
Other income (expense)	341	1.2%	1,036	3.5%
Net income (loss) before income taxes	(5,170)	-18.8%	5,544	18.7%
Provision (benefit) for income taxes	(1,059)	-3.8%	1,908	-6.4%
Net income (loss) before noncontrolling interest	(4,111)	-14.9%	3,636	12.3%
Net loss attributed to noncontrolling interest	–	0.0%	496	1.7%
Net income from discontinued operations, net of tax	–	0.0%	904	3.0%
Net income (loss) attributed to shareholders' of parent	$(4,111)	-14.9%	$5,036	17.0%

The following tables set forth revenues for key product and service categories, percentages of total revenue and gross profits earned by key product and service categories and gross profit percent as compared to revenues for each key product category indicated:

	39 Weeks Ended		39 Weeks Ended
	September 29, 2018		September 30, 2017
	Net	Percent	Net	Percent
	Revenue	of Total	Revenue	of Total
Revenue
Recycling, Byproducts, Carbon Offset	$18,118	65.8%	$20,428	68.9%
Replacement Appliances	9,435	34.2%	9,219	31.1%
Total Revenue	$27,553	100.0%	$29,647	100.0%

	39 Weeks Ended		39 Weeks Ended
	September 29, 2018		July 1, 2017
	Gross	Gross	Gross	Gross
	Profit	Profit %	Profit	Profit %
Gross Profit
Recycling, Byproducts, Carbon Offset	5,108	28.2%	7,039	34.5%
Replacement Appliances	2,847	30.2%	3,199	34.7%
Total Gross Profit	$7,955	28.9%	$10,238	34.5%

Revenue

Revenue decreased $2,094 or 7.1% for the 39 weeks ended September 29, 2018 as compared to the 39 weeks ended September 30, 2017.

Revenue increased or decreased in the following categories as compared to the prior year period:

Replacement Appliance revenue increased $216 or 2.3%.

Recycling, Byproducts, Carbon Offset revenue decreased $2,310 or 11.3%.

Cost of Revenue

Cost of revenue increased $189, or 1.0% for the 39 weeks ended September 29, 2018 as compared to the 39 weeks ended September 30, 2017, primarily due to the change in revenue discussed above as well as the changes in gross profit discussed below.

Gross Profit

Gross profit decreased $2,283 or 22.3%, for the 39 weeks ended September 29, 2018 as compared to the 39 weeks ended September 30, 2017.

Gross profit for Recycling, Byproducts and Carbon Offset decreased $1,931 or 27.4%, and Replacement Appliance gross profit decreased $352 or 11.0%.

Gross profit margin as a percentage of sales decreased for Recycling, Byproducts and Carbon Offset to 28.2% vs. 34.5%. Gross profit margin as a percentage of sales decreased for Replacement Appliances to 30.2% vs. 34.7%.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $2,447 or 23.7%, for the 39 weeks ended September 29, 2018 as compared to the 39 weeks ended September 30, 2017. Selling, general and administrative expense increased for our Technology segment by $3,355 and decreased for our Recycling segment by $908.

Operating Loss

As a result of the factors described above, operating loss of $4,836 for the 39 weeks ended September 29, 2018, represents a decrease of $4,730 over the comparable prior year 39 weeks loss ended September 30, 2017 of $106.

Interest Expense, net

Interest expense net increased $44 or 7.0%, for the 39 weeks ended September 29, 2018 as compared to the 39 weeks ended September 30, 2017 primarily due to the recording as interest expense the un-amortized debt issuance costs associated with the MidCap Revolver of $395 and decreased interest rates and decreased borrowing since March 22, 2018.

Other Income and Expense

Other income and expense decreased $5,940 for the 39 weeks ended September 29, 2018 as compared to the 39 weeks ended September 30, 2017, primarily due to the sale of and related gain on sale of $5,163 for the Compton, CA building and property.

Provision for (benefit from) Income Taxes

We recorded a benefit for income taxes of $1,059 for continuing operations for the 39 weeks ended September 29, 2018, compared with a provision of $1,908 for continuing operations in the same period of 2017. The provision for income taxes for the 39 weeks ended September 29, 2018, decreased over the same period of 2017 by $2,967.

Net Income (loss)

The factors described above and the net after tax income of discontinued operations of $904 and the net loss attributed to the noncontrolling interest in AAP of $496 in the prior year period; led to a net loss of $4,111 for the 39 weeks ended September 29, 2018, a decrease of $9,147 from a net income of $5,036 for the 39 weeks ended September 30, 2017.

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

	13 Weeks Ended September 29, 2018			13 Weeks Ended September 30, 2017
	Segments in $			Segments in $
	Recycling	Technology	Total	Recycling	Technology	Total
Revenue	$10,267	$–	$10,267	$11,452	$–	$11,452
Cost of revenue	6,874	–	6,874	7,018	–	7,018
Gross profit	3,393	–	3,393	4,434	–	4,434
Selling, general and administrative expense	3,862	1,202	5,064	3,342	272	3,614
Operating income (loss)	$(469)	$(1,202)	$(1,671)	$1,092	$(272)	$820

	13 Weeks Ended September 29, 2018			13 Weeks Ended September 30, 2017
	Segments in %			Segments in %
	Recycling	Technology	Total	Recycling	Technology	Total
Revenue	100.0%	0.0%	100.0%	100.0%	0.0%	100.0%
Cost of revenue	67.0%	0.0%	67.0%	61.3%	0.0%	61.3%
Gross profit	33.0%	0.0%	33.0%	38.7%	0.0%	38.7%
Selling, general and administrative expense	37.6%	100.0%	49.3%	29.2%	-100.0%	31.6%
Operating income (loss)	-4.6%	-100.0%	-16.3%	9.5%	-100.0%	7.2%

Recycling Segment

Segment results for ARCA Recycling, Customer Connexx, ARCA Canada and AAP (through August 15, 2017). Revenue for the 13 weeks ended September 29, 2018 decreased by $1,185, or 10.3%, as compared to the prior year period, represents a decrease in Recyclng, Byproduct and Carbon Offset revenue of $1,035 or 12.5% and Replacement Appliance revenue of $150 or 4.7%.

Cost of revenue for the 13 weeks ended September 29, 2018 decreased $144 or 2.1%, as compared to the prior year period, represents a decrease in cost of revenue of Replacement Appliances $88 or 4.3% and a decrease in the cost of revenue of Recycling, Byproducts, Carbon Offset of $56 or 1.1%.

Operating income for the 13 weeks ended September 29, 2018 decreased $1,561, as compared to the prior year period, represents a decrease in gross profit of $1,041 and increased selling, general and administrative expense of $520.

Technology Segment

Segment results for Technology include GeoTraq. Results for the 13 weeks ended September 29, 2018 include a loss of $1,202. The loss represents intangible asset amortization expense for $933, and other selling general and administrative expense of $269. Results for the 13 weeks ended September 30, 2017 include a loss of $272, all of which was amortization expense.

	39 Weeks Ended September 29, 2018			39 Weeks Ended September 30, 2017
	Segments in $			Segments in $
	Recycling	Technology	Total	Recycling	Technology	Total
Revenue	$27,553	$–	$27,553	$29,647	$–	$29,647
Cost of revenue	19,598	–	19,598	19,409	–	19,409
Gross profit	7,955	–	7,955	10,238	–	10,238
Selling, general and administrative expense	9,164	3,627	12,791	10,072	272	10,344
Operating loss	$(1,209)	$(3,627)	$(4,836)	$166	$(272)	$(106)

	39 Weeks Ended September 29, 2018			39 Weeks Ended September 30, 2017
	Segments in %			Segments in %
	Recycling	Technology	Total	Recycling	Technology	Total
Revenue	100.0%	0.0%	100.0%	100.0%	0.0%	100.0%
Cost of revenue	71.1%	0.0%	71.1%	65.5%	0.0%	65.5%
Gross profit	28.9%	0.0%	28.9%	34.5%	0.0%	34.5%
Selling, general and administrative expense	33.3%	100.0%	46.4%	34.0%	-100.0%	34.9%
Operating loss	-4.4%	-100.0%	-17.6%	0.6%	-100.0%	-0.4%

Recycling Segment

Segment results for ARCA Recycling, Customer Connexx, ARCA Canada and AAP (through August 15, 2017). Revenue for the 39 weeks ended September 29, 2018 decreased by $2,094, or 7.1%, as compared to the prior year period, which represent a decrease in Recycling, Byproducts, Carbon Offset revenue of $2,310 or 11.3%, partially offset by an increase in Replacement Appliance revenue of $216, or 2.3%.

Cost of revenue for the 39 weeks ended September 29, 2018 increased $189 or 1.0%, as compared to the prior year period, represents an increase in cost of revenue of Replacement Appliances of $568 or 9.4%; partially offset by a decrease in the cost of revenue of Recycling, Byproducts, Carbon Offset of $379 or 2.8%.

Operating income for the 39 weeks ended September 29, 2018 decreased $1,375, as compared to the prior year period due to a decrease in gross profit of $2,283, partially offset by a decrease in selling, general and administrative expense of $908.

Technology Segment

Segment results for Technology include GeoTraq. Results for the 39 weeks ended September 29, 2018 include a loss of $3,627. The loss represents intangible asset amortization expense for $2,796, and other selling general and administrative expense of $831. Results for the 39 weeks ended September 30, 2017 include a loss of $272, all of which was amortization expense.

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

As of September 29, 2018, we had total cash on hand of $718. As we continue to pursue strategic transactions to expand and grow our business, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

Cash Flows

During the 39 weeks ended September 29, 2018, cash provided by operations was $3,319, compared to cash provided by operations of $1,438 during the 39 weeks ended September 30, 2017. The increase in cash provided by operations of $1,881 as compared to the prior year period; was primarily due to a decrease in comprehensive net income from continuing operations of $8,243, a negative change in cash provided by operating activities of discontinued operations of $2,775, a decrease in income from discontinued operations of $904, an increase in loss attributable to non-controlling interest of $496, a decrease in cash provided by a change in provision for doubtful accounts of $7, a change in deferred income taxes of $1,924; partially offset by an increase in non-cash depreciation and amortization of $1,939, an increase in amortization of debt issuance costs of $291, a positive change in gain on sale of property and equipment of $5,161, a change in the gain on sale of our AAP equity interest of $81, a positive change in deferred rent of $51, a positive change in deferred compensation of $92, a positive change in stock based compensation of $564, a positive change in other of $716 and cash provided by working capital accounts provided a positive change in operating cash flow of $6,343.

Cash used by investing activities was $27 and cash provided by investing activities $7,243 for the 39 weeks ended September 29, 2018 and the 39 weeks ended September 30, 2017, respectively. The $7,270 decrease in cash provided by investing activities, as compared to the prior period, is primarily attributable to the decrease in proceeds from the sale of property and equipment of $6,783 an increase in purchase of property and equipment of $90, and a decrease in the proceeds from the sale, net of cash upon deconsolidation of AAP of $765; partially offset by net payments received on a note receivable from ApplianceSmart of $168, and a decrease in cash used to purchase GeoTraq of $200.

Cash used by financing activities was $5,862 and $7,675 for the 39 weeks ended September 29, 2018 and the 39 weeks ended September 30, 2017, respectively. The $1,813 decrease in cash used, as compared to the prior period, was attributable to decreased payments under the PNC Revolver of $10,333, decreased payments on debt obligations of $725, decreased payments on debt issuance costs of $484; partially offset by a decrease in net borrowing under the MidCap Revolver of $9,221 and a decrease in the proceeds from the issuance of long term debt obligations of $508.

Sources of Liquidity

We utilize cash on hand and cash generated from operations and factor on occasion certain accounts receivable invoices to cover normal and seasonal fluctuations in cash flows and to support our various growth initiatives. Our cash and cash equivalents are carried at cost and consist primarily of demand deposits with commercial banks. On March 26, 2018, the Company entered into a purchase and sale agreement with Prestige Capital Corporation (“Prestige Capital”), whereby from time to time the Company can factor certain accounts receivable to Prestige Capital up to a maximum advance and outstanding balance of $7,000. Discount fees ultimately paid depend upon how long an invoice and related amount is outstanding from ARCA’s customer. Prestige Capital has been granted a security interest in all ARCA accounts receivable. The term of the purchase and sale agreement was six months from March 26, 2018 and has renewed for another six months ending March 26, 2019.

MidCap Revolver

On September 29, 2018 and December 30, 2017, our available borrowing capacity under the Credit Agreement was $0 and $1,031, respectively. We borrowed $21,470 and repaid $27,075 on the Credit Agreement during the period of December 31, 2017 through March 22, 2018, leaving an outstanding balance on the Credit Agreement of $0 and $5,605 at September 29, 2018 and December 30, 2017, respectively. On March 22, 2018, Appliance Recycling Centers of America, Inc. terminated the Credit and Security Agreement (the “Credit Agreement”) with MidCap Financial Trust together with the related revolving loan note and pledge agreement. ARCA has no further obligations (financial or otherwise) to MidCap Financial Trust and did not incur any termination penalties as a result of the termination of the Credit Agreement.

Update on Possible Sale of Recycling Business

As part of the Company’s overall strategy to diversify and focus on technology, and provide shareholder value, the Company hired an investment banker to pursue strategic alternatives and possible sale of its’ Recycling business. The investment banker worked with outside potential buyers and has thus far produced four legitimate offers ranging in price from the mid-$20 million range to the mid $40 million range for the Company to consider. The Company signed a non-binding exclusive letter of intent with one potential buyer which conducted a due diligence process and decided not to proceed with a firm and binding offer for consideration.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Market Risk and Impact of Inflation

Foreign Currency Exchange Rate Risk. We currently generate revenues in Canada. The reporting currency for our consolidated financial statements is U.S. dollars. It is not possible to determine the exact impact of foreign currency exchange rate changes; however, the effect on reported revenue and net earnings can be estimated. We estimate that the U.S. dollar against the Canadian dollar had an immaterial impact on revenues and net income for the 13 week and 39 week periods ended September 29, 2018. We do not currently hedge foreign currency fluctuations and do not intend to do so for the foreseeable future.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at December 30, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at September 29, 2018, our disclosure controls and procedures were ineffective.

Changes in Internal Control over Financial Reporting

During the first fiscal quarter of fiscal 2018, covered by this Quarterly Report on Form 10-Q, we did not make any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

Management noted two significant deficiencies in internal control when conducting their evaluation of internal control as of December 30, 2017. (1) Insufficient or inadequate financial statement closing process. The cutoff procedures were not effective with certain accrued and deferred expenses. (2) Inadequate separation of duties within a significant process. The cash receipt and cash reconciliation process are without adequate separation of duties. Additional procedures are necessary to have check and balance on significant transactions and governance with those charged with governance authority. Management also noted a deficiency in establishing and providing adequate support for transfer of title and ownership. These significant deficiencies remained outstanding as of September 29, 2018 and management is currently working to remedy these outstanding significant deficiencies.

PART II.        Other Information

Item 1.    Legal Proceedings

On December 29, 2016, ARCA served a Minnesota state court complaint for breach of contract on Skybridge Americas, Inc. (“SA”), ARCA’s primary call center vendor throughout 2015 and most of 2016. ARCA seeks damages in the millions of dollars as a result of alleged overcharging by SA and lost client contracts. On January 25, 2017, SA served a counterclaim for unpaid invoices in the amount of approximately $460,000 plus interest and attorneys’ fees. On March 29, 2017, the Hennepin County district court dismissed ARCA’s breach of contract claim based on SA’s overuse of its Canadian call center but permitted ARCA’s remaining claims to proceed. On October 24, 2017, ARCA filed a motion for partial summary judgment; SA cross-motioned on November 6, 2017. On January 8, 2018, judgment was entered in SA’s favor, which was amended as of February 28, 2018 for a total amount of $613,566.32 including interest and attorneys’ fees. On March 2, 2018, ARCA appealed the judgment to the Minnesota Court of Appeals. The appeal is scheduled to be heard December 11, 2018.

On November 15, 2016, ARCA served an arbitration demand on Haier US Appliance Solutions, Inc., dba GE Appliances (“GEA”), alleging breach of contract and interference with prospective business advantage. ARCA seeks over $2 million in damages. On April 18, 2017, GEA served a counterclaim for approximately $337,000 in alleged obligations under the parties’ recycling agreement. Simultaneously with serving its counterclaim in the arbitration, which is venued in Chicago, GEA filed a complaint in the United States District Court for the Western District of Kentucky seeking damages of approximately $530,000 plus interest and attorneys’ fees allegedly owed under a previous agreement between the parties. On December 12, 2017, the court stayed GEA’s complaint in favor of the arbitration. Under the terms of ARCA’s transaction with Recleim LLC, Recleim LLC is obligated to pay GEA on ARCA’s behalf the amounts claimed by GEA in the arbitration and in the lawsuit pending in Kentucky. Those amounts have been paid into escrow pending the outcome of the arbitration. The arbitration has been rescheduled for May of 2019.

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

Item 5.    Other Information.

Item 3.01. Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing.

(a)

On November 7, 2018, we received a letter (“Notice”) from The Nasdaq Stock Market (“Nasdaq”) notifying the Company that, because the closing bid price for its common stock has been below $1.00 per share, it no longer complies with the minimum bid price requirement for continued listing on The Nasdaq Capital Market. Nasdaq Marketplace Rule 5550(a)(2) requires a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”). Based on the closing bid price of the Company’s common stock for the 30 consecutive business days prior to the date of Nasdaq’s letter, the Company does not meet the Minimum Bid Price Requirement.

The Notice has no immediate effect on the listing of the Company’s common stock on The Nasdaq Capital Market. Pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A), the Company has been provided an initial compliance period of 180 calendar days, or until May 6, 2019, to regain compliance with the Minimum Bid Price Requirement. The Notice further provides that, if at any time before May 6, 2019, the closing bid price of the Common Stock is at least $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written confirmation stating that the Company has achieved compliance with the Minimum Bid Price Requirement.

The Notice also provides that, if the Company does not regain compliance with the Minimum Bid Price Requirement by May 6, 2019, the Company may be eligible for additional time. To qualify for additional time, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and provide written notice of its intention to cure the minimum bid price deficiency during the second compliance period As of the date of this Quarterly Report on Form 10-Q, the Company is considering the possibility of effectuating a reverse stock split during such second compliance period, if necessary. If the Company meets these requirements, it will be granted an additional compliance period of 180 calendar days to regain compliance with the Minimum Bid Price Requirement. If the Nasdaq staff determines that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible for such additional compliance period, Nasdaq will provide notice that the Company’s Common Stock will be subject to delisting. The Company would have the right to appeal a determination to delist its Common Stock, and the Common Stock would remain listed on The Nasdaq Capital Market until the completion of the appeal process.

The Company intends to actively monitor the bid price for its Common Stock between now and May 6, 2019 and will consider available options to regain compliance with the Minimum Bid Price Requirement.

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

_________________

*    Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

Appliance Recycling Centers of America, Inc.
(Registrant)

Date:	November 13, 2018	By:	/s/ Tony Isaac
Tony Isaac
Chief Executive Officer
(Principal Executive Officer)

Date:	November 13, 2018	By:	/s/ Virland A. Johnson
Virland A. Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)

