Form 10-K
period 2018-12-29
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2019-03-29
CIK 862861

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 29, 2018

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of $0.69 per share, as of June 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) was $4,744,002.

As of December 29, 2018, there were outstanding 8,472,651 shares of the registrant’s Common Stock, par value $0.001 per share.

i

PART I

ITEM 1.	BUSINESS

General

Appliance Recycling Centers of America, Inc. and subsidiaries (collectively, “we,” the “Company,” or “ARCA”) are in the business of recycling major household appliances in North America by providing turnkey appliance recycling and replacement services for utilities and other sponsors of energy efficiency programs through our subsidiaries ARCA Recycling, Inc. and ARCA Canada Inc.  In addition, through our GeoTraq Inc. (“GeoTraq”) subsidiary, we are engaged in the development, design and, ultimately, we expect the sale of, cellular transceiver modules and associated wireless services. Prior to December 30, 2017, we sold new and out-of-the-box major household appliances in the United States though a chain of Company-owned retail stores operating under the name ApplianceSmart®. On December 30, 2017, we, together with our then subsidiary ApplianceSmart, Inc. (“ApplianceSmart”), entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with ApplianceSmart Holdings LLC (the “Purchaser”), a wholly owned subsidiary of Live Ventures Incorporated (“Live”), pursuant to which we sold to the Purchaser all of the issued and outstanding shares of capital stock (the “ApplianceSmart Stock”) of ApplianceSmart in exchange for $6,500,000. Effective April 1, 2018, the Purchaser issued the Company a promissory note (the “ApplianceSmart Note”) with a three-year term in the original principal amount of $3,919,494 for the balance of the purchase price. ApplianceSmart is guaranteeing the repayment of the ApplianceSmart Note. On December 26, 2018, the ApplianceSmart Note was amended and restated to grant ARCA a security interest in the assets of the Purchaser, ApplianceSmart, and ApplianceSmart Contracting Inc. in exchange for modifying the repayment terms to provide for the payment in full of all accrued interest and principal on April 1, 2021, the maturity date of the ApplianceSmart Note. On March 15, 2019, the Company entered into subordination agreements with third parties pursuant to which it agreed to subordinate the payment of indebtedness under the ApplianceSmart Note and the Company’s security interest in the assets of ApplianceSmart and other related parties in exchange for up to $1,200,000 payable within 15 days of the agreement. In addition, we had a 50% interest in a joint venture, ARCA Advanced Processing, LLC (“AAP”), which recycled appliances in the Northeast and Mid-Atlantic regions of the United States, which we sold on August 15, 2017.

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

Our GeoTraq subsidiary has not generated any revenue to date, including in the fiscal year ended December 29, 2018.

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

While new refrigerators can save a significant amount of energy in the home, more than 30 percent of all U.S. households have a second refrigerator in the basement or garage. These units are typically 15-25 years old and consume about 750 to 1500 kilowatt-hours per year, driving electric bills up by more than $150 annually per household.

Utilities have become important participants in dealing with energy inefficient appliances as a way of reducing peak demand on their systems and avoiding the capital and environmental costs of adding new generating capacity. To encourage the permanent removal of energy inefficient appliances from use, many electric utility companies sponsor programs through which their residential customers can retire working refrigerators, freezers, and room air conditioners.  Utility companies often provide assistance and incentives for consumers to discontinue use of a surplus appliance or to replace their old, inefficient appliances with newer, more efficient models. To help accomplish this, some utilities offer appliance replacement programs for some segments of their customers, through which older model kitchen and laundry appliances are recycled and new highly efficient ENERGY STAR® units are installed.

The U.S. Environmental Protection Agency (the “EPA”) has been supportive of efforts by electric utilities and other entities that sponsor appliance recycling programs to ensure that the collected units are managed in an environmentally sound manner. In October 2006, the EPA launched the Responsible Appliance Disposal (“RAD”) Program, a voluntary partnership program designed to help protect the ozone layer and reduce emissions of greenhouse gases. Through the program, RAD partners use best practices to recover ozone-depleting chemicals and other harmful materials from old refrigerators, freezers, room air conditioners and dehumidifiers. Because of our appliance recycling expertise, we were active participants in helping to design the RAD program and currently submit annual reports to the EPA to document the environmental benefits our utility customers that are RAD partners have achieved through their recycling programs.

Technology

GeoTraq® is a technology company that designs innovative wireless modules to connect devices to the Mobile Internet of Things (“IoT”). The company’s modules contain location-based service (“LBS”) capabilities and can interface to external sensors to allow them to communicate both sensor status and position information. GeoTraq is planning to manufacture and sell wireless transceiver modules along with service subscriptions that will allow connectivity using publicly available global Mobile IoT networks. In addition, GeoTraq will operate a service platform that provides an Application Programmers Interface (“API”) to give customers and partners management of and access to all of their connected modules around the world using a single interface.

GeoTraq's solution addresses the large and growing Mobile IoT market segment that needs to communicate small packets of sensor and location information over a very large geographic area. For these “Simple IoT” solutions, the market is currently under served with existing solutions due to high deployment costs (hardware, service, logistics), limited battery life and large form factor.

We believe that there is a large under-served portion of the LBS market that is not addressed by existing solutions. RFID and Wi-Fi require close proximity for asset tracking, while GPS is too bulky and power hungry for many needs. GeoTraq addresses the white space in-between by designing wireless transceiver modules with technology that provides LBS directly from global Mobile IoT networks. GeoTraq’s technology allows for a substantially lower cost solution, extended service life, a small form factor and even disposable devices, which we believe can significantly reduce return logistics costs.

Company Background

Recycling

We started our business in 1976 as a used appliance retailer that reconditioned old appliances to sell in our stores.  Under contracts with national and regional retailers of new appliances, such as Sears and Montgomery Ward, we collected the replaced appliance from the retailer’s customer’s residence when one of their stores delivered a new appliance in the Minneapolis/St. Paul, Miami or Atlanta market. Any old appliances that we could not sell in our stores were sold to scrap metal processors. In the late 1980s, stricter environmental regulations began to affect the disposal of unwanted appliances and we were no longer able to take appliances that contained hazardous components to a scrap metal processor. At that time, we began to develop systems and equipment to remove the harmful materials so that metal processors would accept the appliance shells for processing. We then offered our services for disposing of appliances in an environmentally sound manner to appliance manufacturers and retailers, waste hauling companies, rental property managers, local governments, and the public.

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

We have seen continued interest from sponsors of energy efficiency initiatives that recognize the effectiveness of recycling and replacing energy inefficient appliances.  We are aggressively pursuing electric, water and gas utilities, public housing authorities, and energy efficiency management companies going forward and expect that we will continue to submit proposals for various new appliance recycling and replacement programs accordingly. However, for a variety of reasons, we still have a limited ability to project revenues from utility programs.  We cannot predict recycling volumes or if we will be successful in obtaining new contracts in the next fiscal year.

We operate eleven recycling centers in the U.S. and Canada to process and recycle old appliances according to all federal, state, provincial, and local rules and regulations. ARCA uses U.S. EPA RAD-compliant methods to remove and properly manage hazardous components and materials, including CFC refrigerants, mercury, polyurethane foam insulation and recyclable materials, such as ferrous and nonferrous metals, plastics and glass. All of our facilities comply with licensing and permitting requirements, and employees who process appliances receive extensive safety and hazardous materials training.

In October 2009, we entered into a Joint Venture Agreement (the “Joint Venture Agreement”) with 4301 Operations, LLC (“4301”) to establish and operate a regional processing center (“RPC”). At the time of the formation of this joint venture, we believed that 4301 had significant experience in the recycling of major household appliances and, in connection therewith, they contributed their then existing business and equipment to the joint venture. Under the Joint Venture Agreement, the parties formed a new entity known as ARCA Advanced Processing, LLC (“AAP”) in which each party had a 50% interest. In connection with the formation of the joint venture, we contributed $2.0 million to the joint venture. The joint venture commenced operations on February 8, 2010. On August 15, 2017, ARCA entered into an Equity Purchase Agreement with 4301 and sold its 50% joint venture interest in AAP to 4301 in consideration of $800,000 in cash. The gain recorded by ARCA was $81,000

On the same date and in a separate related transaction, ARCA entered into an Asset Purchase Agreement with Recleim LLC and the parent company of Recleim PA, LLC. Under the agreement, ARCA agreed to license certain intellectual property under patent No. 8,931,289 to Recleim PA, LLC for use at 4301 North Delaware Avenue, Philadelphia, PA or any successor facility within 15 miles where Recleim PA, LLC conducts business. On August 15, 2017 Recleim PA, LLC (1) paid in full all AAP indebtedness owed to BB&T in the amount of $3,454,000, (2) terminated and released all security interests in AAP and ARCA’s equipment as part of Recleim PA LLC’s purchase of certain equipment and assets from AAP on the same date, and, (3) Recleim PA LLC assumed approximately $768,000 in AAP liabilities and all of ARCA’s liabilities to Haier US Appliance Solutions, Inc., dba GE Appliances (“GEA”).

GeoTraq

In a move to diversify our offering beyond our current appliance recycling capabilities, on August 18, 2017, the Company entered into an Agreement and Plan of Merger with GeoTraq pursuant to which we acquired GeoTraq by way of merger. As a result of this transaction, GeoTraq became a wholly-owned subsidiary of the Company. In connection with this transaction, the Company tendered to the owners of GeoTraq $200,000, issued to them an aggregate of 288,588 shares of the Company’s Series A Convertible Preferred Stock valued at $14,963,288 inclusive of the beneficial conversion feature, and entered into one-year unsecured promissory notes for an aggregate original principal amount of $800,000. These unsecured promissory notes have been repaid in full. In addition, there was $10,133,366 deferred tax liability associated with the purchase of the intangible assets of GeoTraq. The total value of the intangible assets purchased is $26,096,654 including the deferred tax liability. See “Item 12. Security Ownership of Certain Beneficial Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters – Beneficial Ownership of Series A Preferred Stock.”

GeoTraq is a Mobile Internet of Things (“IoT”) technology company that designs innovative wireless modules that provide Location Based Services (“LBS”) and connect external sensors to the IoT. GeoTraq is planning to manufacture and sell wireless transceiver modules and subscription services that will allow connectivity using publicly available global Mobile IoT networks. GeoTraq addresses the large LBS market segment that is currently under served with existing solutions due to high deployment costs (hardware, service, logistics), limited battery life and large form factor. We believe that there is a large under-served portion of the LBS market that is not addressed by existing solutions. RFID and Wi-Fi require close proximity for asset tracking, while GPS is too bulky and power hungry for many needs. GeoTraq addresses the white space in-between by designing wireless transceiver modules with technology that provides LBS directly from global Mobile IoT networks. GeoTraq’s technology allows for a substantially lower cost solution, extended service life, a small form factor and even disposable devices, which we believe can significantly reduce return logistics costs.

GeoTraq applied for and was granted Patent No. 10,182,402 which covers various aspects of operation of their Mobile IoT wireless modules. A description of the patent features include:

1. An apparatus comprising: an interval timer; a power control; a Short Message Service (SMS) packetizer; a geo-locator; a radio frequency (RF) communicator; and a controller and a memory, the memory comprising instructions for the controller to operate the interval timer cooperatively with the power control to cause a transition of the geo-locator from a sleep state to a wake state after a preset defined time interval, and to operate the geo-locator to receive signal strength levels and corresponding cell ids from a plurality of cellular base stations, and to operate the SMS packetizer to package the signal strength levels and the corresponding cell ids into a first outgoing SMS message, and to communicate the first outgoing SMS message to a preset address using the RF communicator.

2. The apparatus of claim 1, further comprising: a subscriber identity module (SIM); and the memory further comprising instructions to block visibility to the SIM by the geo-locator for a limited duration after the transition of the geo-locator from the sleep state to the wake state after the defined time interval.

3. The apparatus of claim 2, further comprising: the memory further comprising instructions to override a preset floor on the signal strength levels during the limited duration after the transition of the geo-locator from the sleep state to the wake state after the defined time interval.

4. The apparatus of claim 1, further comprising: the memory further comprising instructions to operate the SMS packetizer to package the signal strength levels with the corresponding cell ids.

5. The apparatus of claim 1, further comprising: the memory further comprising instructions to receive a command SMS message via the RF communicator; a parser to extract a time interval command from the received command SMS message; and the memory further comprising instructions to apply the time interval command to the interval timer to set the defined time interval.

6. The apparatus of claim 1, further comprising: the memory further comprising instructions to receive a response SMS message via the RF communicator, the response SMS message being a response to the first outgoing SMS message; a parser to extract geo-locations for cell ids from the response SMS message; and the memory further comprising instructions to associate the geo-locations for each of the cell ids from the response message with corresponding cell ids in the memory.

7. A method comprising: applying an interval timer to a power control to control power for a subscriber identify module (SIM), a Short Message Service (SMS) packetizer, a geo-locator, and a radio frequency (RF) communicator after a preset defined time interval; operating the interval timer cooperatively with the power control to cause a transition of the geo-locator from a sleep state to a wake state after the defined time interval; operating the geo-locator to receive signal strength levels and corresponding cell ids from a plurality of cellular base stations; operating the SMS packetizer to package the signal strength levels and the corresponding cell ids into an outgoing SMS message; and communicating the outgoing SMS message to a preset address using the RF communicator.

8. The method of claim 7, further comprising: blocking visibility to the SIM by the geo-locator for a limited duration after the transition.

9. The method of claim 8, further comprising: overriding a preset floor on the signal strength levels during the limited duration after the transition.

10. The method of claim 7, further comprising: receiving a command SMS message via the RF communicator; extracting a time interval command from the command SMS message; and applying the time interval command to the interval timer to set the defined time interval.

11. The method of claim 7, further comprising: receiving a response SMS message via the RF communicator in response to the outgoing SMS message; extracting geo-locations for cell ids from the response SMS message; and associating the geo-locations for each of the cell ids from the response SMS message with corresponding cell ids in a memory.

The GeoTraq acquisition allows us the ability to deploy Internet of Things devices to locate, monitor and track the movement of inventory and other assets and monitor connected sensors.

ApplianceSmart

At December 30, 2017, ApplianceSmart operated seventeen stores: six in the Minneapolis/St. Paul market; one in Rochester, Minn.; one in St. Cloud, Minn.; three in the Columbus, Ohio market; four in the Atlanta, Georgia market; and two in the San Antonio, Texas market.  ApplianceSmart is a major household appliance retailer with two product categories: one consisting of typical and commonly available, innovative appliances, and the other consisting of affordable value-priced, niche offerings, such as close-outs, factory overruns, discontinued models and special-buy appliances, including out-of-carton merchandise and others.  One example of a special-buy appliance may be due to manufacturer product redesign, in which a current model is updated to include a few new features and is then assigned a new model number. Because the major manufacturers—primarily Whirlpool, General Electric and Electrolux—ship only the latest models to retailers, a large quantity of the previous models often remain in the manufacturers’ inventories. Special-buy appliances typically are not integrated into the manufacturers’ normal distribution channels and require a different method of management, which we provide. On December 30, 2017, ARCA and ApplianceSmart entered into the Stock Purchase Agreement with Purchaser. Pursuant to the Agreement, ARCA sold to the Purchaser all of the issued and outstanding shares of the ApplianceSmart Stock in exchange for $6,500,000. Effective April 1, 2018, Purchaser issued the Company a promissory note with a three-year term in the original principal amount of $3,919,494 for the balance of the purchase price. ApplianceSmart is guaranteeing the repayment of this note. On December 26, 2018, the ApplianceSmart Note was amended and restated to grant ARCA a security interest in the assets of the Purchaser, ApplianceSmart, and ApplianceSmart Contracting Inc. in exchange for modifying the repayments terms to provide for the payment in full of all accrued interest and principal on April 1, 2021, the maturity date of the ApplianceSmart Note. On March 15, 2019, the Company entered into agreements with third parties pursuant to which it agreed to subordinate the payment of indebtedness under the ApplianceSmart Note and the Company’s security interest in the assets of ApplianceSmart and other related parties in exchange for up to $1,200,000.

Subsidiaries

GeoTraq Inc., a Nevada corporation, is a wholly-owned subsidiary that was initially incorporated in Nevada on October 20, 2016. GeoTraq is engaged in the development and design of Mobile IoT transceiver modules and expects to begin manufacturing and sales activities this year along with wireless subscription services. We acquired GeoTraq on August 18, 2017. See “Item 1 – Business - Recent Developments.”

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

ApplianceSmart, Inc., a Minnesota corporation, was a wholly-owned subsidiary formed through a corporate reorganization in July 2011 to hold our business of selling new major household appliances through a chain of Company-owned retail stores. On December 30, 2017, we sold ApplianceSmart to an affiliate of Live as further described elsewhere in this Annual Report on Form 10-K (this “Form 10-K”) and our other filings with the U.S. Securities and Exchange Commission (the “SEC”).

ARCA Advanced Processing, LLC, (“AAP”) a Minnesota limited liability company, was a variable interest entity that we consolidated in our financial statements. AAP was formed in October 2009 to operate a regional processing and recycling center and commenced operations on February 8, 2010. We sold our interest in AAP on August 15, 2017.

Customers and Source of Supply

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

GeoTraq: GeoTraq currently has no customers. GeoTraq sources its raw materials, including electronic chips, computers and software from various third parties. GeoTraq is not dependent on any single supplier for its modules.

Appliance Manufacturers: When we operated our retail business, we worked with appliance manufacturers, including Electrolux, GE Appliances, LG, Samsung and Whirlpool, to acquire the appliances we sold in our ApplianceSmart stores. We purchased new, special-buy appliances, such as discontinued models, out-of-carton units and factory overruns, and sold them at a significant discount to full retail prices. In addition, our participation in a national buying cooperative enabled us to purchase the latest models of new appliances to fill out our product mix.

Company Operations

In our recycling operations, our Company-trained technicians first inspect and categorize each appliance to identify the types of hazardous materials, if any, it contains. We then process the appliances to remove and manage the environmentally hazardous substances according to federal, state and local regulations. Recyclable components are managed by materials recyclers, and we deliver the processed appliance shells to local scrap processing facilities, where they shred and recycle the metals. We are aggressively pursuing additional utility customers but have a limited ability to project revenues from new utility programs in 2019 and thereafter. We cannot predict recycling or replacement volumes. However, we were successful in obtaining new contracts in 2018 with new and former customers across the country.

Appliances collected through utility customers’ energy conservation programs are recycled to prevent re-use. We process and recycle these units using environmentally sound systems and techniques.

GeoTraq is continuing to develop its technology and has recently entered into pilot test agreements with various third parties.

Principal Products and Services

At December 29, 2018, we generated revenues from two sources: recycling and byproduct, including carbon offsets. Recycling revenues were generated by charging fees for collecting and recycling appliances for utilities and other sponsors of energy efficiency programs and through the sale of new ENERGY STAR® appliances to utility companies for installation in the homes of a specific segment of their customers. Byproduct revenues were generated by selling scrap materials, such as metal and plastics, from appliances we collected and recycled, those processed at AAP, and prior to December 30, 2017, including those from our ApplianceSmart stores. Carbon offset revenues were created by the destruction of ozone-depleting refrigerants acquired through various recycling programs from our ApplianceSmart stores and through processing of refrigerators and freezers at AAP. Our technology segment did not generate any revenues in 2018.

During fiscal year 2018, we operated two reportable segments: recycling and technology. During fiscal year 2017, we operated three reportable segments: retail, recycling, and technology (commencing on August 18, 2017). The retail segment was comprised of sales generated through our ApplianceSmart stores. Our recycling segment includes all fees charged for collecting, recycling and installing appliances for utilities and other customers and includes byproduct revenue, which is generated primarily through the recycling of appliances. Our technology segment is comprised of a development stage company, we are engaged in the development, design and, ultimately, we expect the sale of, cellular transceiver modules, also known as Mobile IoT modules. In 2017, through August 15, 2017, and for the 52 weeks ended December 31, 2016, we consolidated AAP in our financial statements. Sales generated by AAP are included in byproduct revenues in our recycling segment. Financial information about our segments is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 6 of “Notes to Consolidated Financial Statements.”

Sales and Marketing

We use a variety of methods to promote awareness of our products and services. We believe that we are recognized as a leader in the appliance recycling and replacement industry.

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

GeoTraq had no sales during 2018.

Our ApplianceSmart concept included establishing large showrooms in metropolitan locations where we offered consumers a selection of hundreds of appliances at each of our stores.

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

GeoTraq had no customers at December 29, 2018.

Prior to our sale of ApplianceSmart, we experienced some seasonality in retail revenues, with revenues in the second and third calendar quarters being slightly higher than revenues in the first and fourth calendar quarters.

Competition

Many factors, including obtaining adequate resources to create and support the infrastructure required to operate large-scale appliance recycling and replacement programs, affect competition in the industry. We generally compete for contracts with several other appliance recycling businesses, energy services management companies, and new-appliance retailers. We also compete with small hauling or recycling companies based in the program’s service territory. Many of these companies, including used-appliance dealers that call themselves “appliance recyclers,” resell in the secondary market a percentage of the used appliances they accept for recycling. The unsalable units may not be properly processed to remove environmentally harmful materials because these companies do not have the capability to offer the full range of services we provide.

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

GeoTraq plans on operating in an industry segment that is made of numerous competing technologies designed to connect devices to the Internet of Things. The business’s wireless solution uses Mobile Internet of Things (“IoT”) based on LTE CAT-M and the newly released NB-IoT protocols that were defined in the GSMA’s (Groupe Speciale Mobile Association) 3GPP Release 13 standard. The Mobile IoT industry utilizes radio spectrum that is licensed to wireless carries by various governmental regulatory agencies around the world. Mobile IoT is extremely competitive and constantly changing as carriers, manufacturers and solution providers offer innovation to the IoT marketplace. GeoTraq believes there is a large under-served opportunity for “Simple IoT” solutions that significantly reduce the complexity, cycle time and cost of deploying Location Base Services (“LBS”) and sensor monitoring solutions. The company’s transceiver modules and associated wireless connectivity subscription service is specifically targeted at accomplishing these objectives.

Prior to our sale of ApplianceSmart, our retail competition came primarily from new-appliance and other special-buy retailers. Each ApplianceSmart store competed with local and national retail appliance chains, as well as with independently owned retailers. Many of these retailers have been in business longer than ApplianceSmart and may have significantly greater assets.

Government Regulation

Federal, state, and local governments regulate appliance collection, recycling, and sales activities. While some requirements apply nationwide, others vary by market. The many laws and regulations that affect appliance recycling include landfill disposal restrictions, hazardous waste management requirements and air quality standards. For example, the 1990 Amendments to the Clean Air Act prohibit the venting of all Refrigerants while servicing or disposing of appliances.

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

In 2009, our then President and Chief Executive Officer, Edward R. (Jack) Cameron, was selected to represent the appliance recycling industry in the Climate Action Reserve’s 23-member workgroup that was tasked with developing the U.S. Ozone-Depleting Substances Project Protocol for the Destruction of Domestic High Global Warming Potential Ozone-Depleting Substances. The Climate Action Reserve is a national offsets registry working to ensure integrity, transparency and financial value in the U.S. carbon market. The protocol was issued on February 3, 2010, and provides guidance to account for, report and verify greenhouse gas emission reductions associated with destruction of high global warming potential ozone-depleting substances that would have otherwise been released to the atmosphere, including those used in both foam and refrigerant applications.

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

Our retail stores obtained business licenses, sales tax licenses and permits required for their locations. Our distribution and service vehicles comply with all DOT licensing requirements.

Approximately thirty of ARCA Recycling’s clients participate in the EPA’s voluntary RAD program by committing to employing best environmental practices to reduce emissions of ozone-depleting substances and greenhouse gases through the proper disposal of refrigeration appliances at end of life. We prepare annual RAD reports quantifying the materials collected to submit to EPA on behalf of our clients.

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

GeoTraq’s Mobile IoT modules utilize low power wireless transmitters the emit RF energy waves, which are subject to regulation by the Federal Communications Commission (“FCC”) and may be subject to regulation by other domestic and international agencies. GeoTraq believes that FCC rules Part 15, Part 20, Part 22, Part 24 and Part 27 may apply to the company’s products. GeoTraq believes that its products are safe and will utilize FCC accredited testing laboratories to verify and certify that the company’s modules comply with all required regulatory requirements. In addition, GeoTraq intends to seek and obtain necessary licenses and permits from the FCC and other regulatory agencies as required by law.

Employees

On December 29, 2018, we had 154 full-time employees and 5 part-time employees.

ITEM 1A.	RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below with respect to an investment in our shares. If any of the following risks actually occur, our business, financial condition, operating results or cash provided by operations could be materially harmed. As a result, the trading price of our common stock could decline, and you might lose all or part of your investment. When evaluating an investment in our common stock, you should also refer to the other information in this Form 10-K, including our consolidated financial statements and related notes.

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

We purchase our replacement appliances from third-party manufacturers, who we believe manufacture those appliances in China, and, as a result, international trade conditions could adversely affect us.

We purchase our replacement appliances from third-party manufacturers, who we believe manufacture certain types of those appliances in China or purchase materials or parts from China for use in manufacturing. As a result, tariffs, political or financial instability, labor strikes, natural disasters or other events resulting in the disruption of trade or transportation from China or the imposition of additional regulations relating to foreign trade could cause significant delays or interruptions in the supply of our merchandise or increase our costs, either of which could have an adverse effect on our business. If we were unable to adequately replace the merchandise we currently source with merchandise produced elsewhere, our business could be adversely affected.

On March 22, 2018, President Trump, pursuant to Section 301 of the Trade Act of 1974, directed the U.S. Trade Representative (“USTR”) to impose tariffs on $50 billion worth of imports from China. On June 15, 2018, the USTR announced its intention to impose an incremental tariff of 25% on $50 billion worth of imports from China comprised of (1) 818 product lines valued at $34 billion (“List 1”) and (2) 284 additional product lines valued at $16 billion (“List 2”). The List 1 tariffs went into effect on July 6, 2018 and the List 2 tariffs went into effect on August 23, 2018, (with respect to 279 of the 284 originally targeted product lines). On July 10, 2018, the USTR announced its intention to impose an incremental tariff of 10% on another $200 billion worth of imports from China comprised of 6,031 additional product lines (“List 3”) following the completion of a public notice and comment period. The List 3 tariffs went into effect on September 24, 2018, with the incremental tariff increasing to 25% on March 2, 2019, which has since been delayed.

Since the imposition of the tariffs as described above in addition to prior sanctions on imported steel and aluminum, these third-party manufacturers have increased the price of the appliances we purchase from them and retain the right to implement further increases.  These increases, together with or without future increases, could have an adverse effect on our business.

We could incur charges due to impairment of long-lived assets.

At December 29, 2018, we had long-lived asset balances of approximately $21 million, which are subject to periodic testing for impairment. A significant amount of judgment is involved in the periodic testing. Failure to achieve sufficient levels of cash flow within our GeoTraq business, or sales of our branded products or cash flow generated from operations at individual store locations could result in impairment charges for intangible or long-lived assets, which could have a material adverse effect on our reported results of operations. Impairment charges, if any, resulting from the periodic testing are non-cash. A significant decline in the property fair values could result in long-lived asset impairment charges. A significant and sustained decline in our stock price could result in intangible and long-lived asset impairment charges. During times of financial market volatility, significant judgment is used to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances. See Note 2 of Notes to Consolidated Financial Statements for further information.

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

Certain elements of our cost structure are largely fixed in nature. The negative impact of not renewing existing or securing new contracts on our business could make it more challenging for us to maintain or increase our operating income. The competitiveness in our industries and increasing price pressures and transparency means that the focus on achieving efficient operations is greater than ever. As a result, we must continuously focus on achieving new contracts and managing our cost structure. Failure to manage our labor and benefit rates, operating leases, other facility expenses or indirect spending could materially adversely affect our profitability.

Any failure of our information technology infrastructure or management information systems could cause a disruption in our business and our results of operations could be materially adversely impacted.

Our ability to operate our business from day to day largely depends on the efficient operation of our information technology infrastructure and management information systems. We use our management information systems to conduct our operations and plan critical corporate and business functions, including recycling operations, sales management, supply chain and inventory management, financial reporting and accounting, delivery and other customer services and various administrative functions. Our systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events such as fires, tornadoes and hurricanes, and usage errors by our employees. Operating legacy systems subject us to inherent costs and risks associated with maintaining, upgrading and replacing these systems and retaining sufficiently skilled personnel to maintain and operate the systems which may also place demands on management time, as well as create other risks and costs. Any failure that is not covered by our disaster recovery plan could cause an interruption in our operations and adversely affect our results of operations.

Our sales may not be an indication of our future results of operations because they fluctuate significantly.

Our current and historical sales figures have fluctuated significantly from quarter to quarter. A number of factors have historically affected, and will continue to affect, our sales results and profitability, including:

•	Changes in competition, such as pricing pressure.

•	Periodic sale of carbon offsets resulting from the responsible destruction of certain refrigerants.

•	Inability to comply with or to identify third parties capable of complying with protocols required for responsible destruction of certain refrigerants.

•	Fluctuating commodity prices and available markets for our byproduct sales.

•	Changes in recycling and replacement programs with utility customers.

•	General economic conditions.

•	Weather conditions in our markets.

•	Timing of promotional events.

•	Our ability to execute our business strategies effectively.

Our business is dependent on the general economic conditions in our markets.

In general, our sales depend on general economic factors and other conditions that may affect our business, include periods of slow economic growth or recession, political factors including uncertainty in social or fiscal policy, an overly anti-business climate or sentiment, volatility and/or lack of liquidity from time to time in U.S. and world financial markets and the consequent reduced availability and/or higher cost of borrowing for us and our customers, increasing fuel and energy costs, inflation or deflation of commodity prices, natural disasters, and acts of terrorism and developments in the war against terrorism. Additionally, any of these circumstances concentrated in a region of the U.S. in which we operate could have a material adverse effect on our net sales and results of operations. General economic conditions and discretionary spending are beyond our control and are affected by, among other things:

•	The housing and home improvement markets.

•	Gasoline and fuel prices.

•	Interest rates and inflation.

•	Foreign currency exchange rates.

•	Natural disasters.

•	National and geopolitical concerns.

•	Tax rates and tax policy.

•	Other matters that influence business confidence and spending.

•	Commodity prices.

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

The price and supply of diesel fuel can fluctuate significantly based on international, political and economic circumstances, as well as other factors outside our control, such as actions by the Organization of the Petroleum Exporting Countries (“OPEC”) and other oil and gas producers, regional production patterns, weather conditions and environmental concerns. Our collection and delivery agents need diesel fuel to run a significant portion of our collection and delivery of appliance activities. Supply shortages could substantially increase our operating expenses. Additionally, if fuel prices increase, our direct operating expenses will increase and many of our vendors may raise their prices as a means to offset their rising costs. We may not be able to pass through all of our increased costs to our customers and some contracts prohibit any pass-through of the increased costs.

We are subject to risks associated with leasing substantial amounts of space, including future increases in occupancy costs.

We lease our corporate headquarters and recycling centers. Our continued growth and success depend in part on our ability to locate desirable property for new recycling centers and renew leases for existing locations. Because there is no assurance that we will be able to locate acceptable real estate for new recycling centers; or re-negotiate leases for existing locations at similar or favorable terms at the end of the lease term, we could be forced to move or exit a market if another favorable arrangement cannot be made. Furthermore, a significant rise in real estate prices or real property taxes could result in an increase in lease expense as we open new locations and renew leases for existing locations, thereby negatively impacting the Company's results of operations. The inability of the Company to renew, extend or replace expiring leases could have an adverse effect on the Company's results of operations.

We depend on cash flow from operations to pay our lease expenses. If our business does not generate sufficient cash flow from operating activities to fund these expenses, we may not be able to service our lease expenses, which could materially harm our business.

If an existing recycling center is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. Moreover, even if a lease has an early cancellation clause, we may not satisfy the contractual requirements for early cancellation under that lease. Our inability to enter into new leases or renew existing leases on terms acceptable to us or be released from our obligations under leases for recycling centers that we close could materially adversely impact our business, financial condition, operating results or cash flows.

We have identified and disclosed in this Form 10-K material weaknesses in our internal control over financial reporting. If we are not able to remediate these material weaknesses and maintain an effective system of internal controls, we may not be able to accurately or timely report our financial results, which could cause our stock price to fall or result in our stock being delisted.

We need to devote significant resources and time to comply with the requirements of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) with respect to internal control over financial reporting. In addition, Section 404 under Sarbanes-Oxley requires that we assess the design and operating effectiveness of our controls over financial reporting, which are necessary for us to provide reliable and accurate financial reports.

As reported in Part II – Item 9A, Controls and Procedures, there were material weaknesses in our internal controls over financial reporting at December 29, 2018. Specifically, management’s assessment concluded that the company has the following material weaknesses: (a) insufficient or inadequate financial statement closing process; and (b) inadequate segregation of duties within a significant process.

We expect our systems and controls to become increasingly complex to the extent that we integrate acquisitions and as our business grows. To effectively manage our company today and this anticipated complexity, we need to remediate these material weaknesses and continue to improve our operational, financial, and management controls and our reporting systems and procedures. Any failure to remediate these material weaknesses and implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results or cause us to fail to meet our financial reporting obligations, which could adversely affect our business and jeopardize our listing on the NASDAQ Capital Market, either of which would harm our stock price.

Our revenues from recycling and appliance replacement contracts are very difficult to project and the loss or modification of major recycling and appliance replacement contracts could adversely impact our profits.

Our business is dependent largely upon our ability to obtain new contracts and continue existing contracts for appliance recycling services and appliance replacement programs with utility companies and other sponsors of energy efficiency programs. Contracts with these entities generally have initial terms of one to three years, with renewal options and early termination clauses. However, some contracts are for programs that are non-recurring. Although we continue to respond to utility companies and other sponsors of energy efficiency programs requesting bids for upcoming recycling services, we are still dependent on certain customers for a large portion of our revenues. The loss or material reduction of business from any of these major customers could adversely affect our revenues and profitability. While we wish to add new recycling and appliance replacement contracts in 2019 and beyond, we cannot assure you that our existing contracts will continue, that they will be sufficiently profitable, that existing customers will continue to use our services at current levels or we will be successful in obtaining new recycling and replacement contracts going forward.

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

Our business involves providing comprehensive, integrated appliance recycling and replacement services. This commitment will require a significant continuing investment in capital equipment and leasehold improvements and could require additional investment in real estate.

Our total capital requirements will depend on, among the other things discussed in this annual report and the number of recycling centers operating during 2019 and thereafter. Currently, we have eleven recycling centers in operation. If our revenues are lower than anticipated, our expenses are higher than anticipated or our line of credit cannot be maintained, we will require additional capital to finance our operations. Even if we are able to maintain our line of credit, we may need additional equity or other capital in the future.  Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (including the issuance of preferred stock) or other securities. We cannot assure you that any additional sources of financing or new capital will be available to us, available on acceptable terms or permitted by the terms of our current debt agreements. In addition, if we sell additional equity to raise funds, all outstanding shares of common stock will be diluted.

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

In addition, changes and proposed changes by the Trump Administration and the head of the EPA indicate that the regulation of the emission of certain gases, commonly referred to as “greenhouse gases,” and other ozone-depleting substances may be less of a priority. In addition, the Trump Administration and head of the EPA have announced that they intend to rescind or have already rescinded various environmental regulations established and enforced by previous administrations. As a result, further regulatory, legislative and judicial developments are difficult to predict. Even if federal environmental efforts slow, states may continue pursuing new regulations. These changes by the Trump Administration and the EPA, together with other proposed changes, could adversely affect our results of operations.

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

Each of the phases of GeoTraq’s plan of operation is limited and restricted by the amount of working capital that GeoTraq has and is able to obtain from ARCA, raise from financings, and generate from business operations. Initially, GeoTraq intended to finance its plan of operation with funds from ARCA and private loans, and, subsequently, with revenues generated from its business operations

Based on latest worst-case projections, GeoTraq will not generate revenues and positive cashflows from operations to satisfy its cash requirements for the next 12 months and will be required to obtain the funds from ARCA or raise the required funds by way of equity or debt financing. However, these projections do expect that GeoTraq will generate sufficient revenues and cash flows from operations to satisfy its cash requirements beginning in year 2021 and years thereafter without ARCA funding assistance. Based on this, the likelihood that GeoTraq may have to suspend operations is remote.

GeoTraq outsources the research and development of its technology, and as a result it is dependent upon those third-party developers to develop our products in a timely and cost-efficient manner while maintaining a minimum level of quality.

GeoTraq does not have internal manufacturing capabilities and relies on contract manufacturers to manufacture and develop its products. GeoTraq cannot be certain that it will not experience operational difficulties with its future manufacturers, including reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines, increases in manufacturing costs and increased lead times. Additionally, GeoTraq’s future manufacturers may experience disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, component or material shortages, cost increases or other similar problems. Further, in order to minimize their inventory risk, GeoTraq’s future manufacturers might not order components from third-party suppliers with adequate lead time, thereby impacting its ability to meet demand forecasts. Therefore, if GeoTraq fails to manage its relationship with its manufacturers effectively, or if they experience operational difficulties, GeoTraq’s ability to ship products could be impaired and its competitive position and reputation could be harmed.

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

GeoTraq’s revenue, if any, will be derived from module sales and recurring fees that GeoTraq receives from resellers that support end users who purchase and activate a Mobile IoT product using the company’s technology. Depending on the products created by companies that use its Mobile IoT module, GeoTraq will receive recurring revenue based on the number of activations and ongoing monthly service. GeoTraq’s short term success depends heavily on achieving significantly increased customer adoption of its Technology either through stand alone or integrated products. GeoTraq’s success also depends on achieving widespread deployment of the Technology by attracting and retaining additional manufacturing partners. The use of the Technology will depend on the pricing, quality and features of the Mobile IoT module to be integrated into location-based products which may vary by market, as well as the level of subscriber turnover experienced by cellular subscriptions. If subscriber turnover increases more than management anticipates, GeoTraq’s financial results could be adversely affected.

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

GeoTraq products require FCC approval (which could take up to 90 days), and possibly approvals from other international and domestic government regulatory agencies, that may not be approved.  In addition, our technology could be affected by other existing laws or regulations or future legislative or regulatory changes that may affect our business..

Prior to the sale by GeoTraq of the Mobile IoT Modules, other than business and operations licenses applicable to most commercial ventures, GeoTraq is not required to obtain any governmental approval for its business operations. In order to sell its Mobile IoTModules, GeoTraq believes that FCC rules Part 15, Part 20, Part 22, Part 24 and Part 27 apply to such sales.  GeoTraq intends to employ FCC accredited testing laboratories to verify and certify that the Mobile IoT Modules comply with all regulatory requirements prior to the sale of the Mobile IoT Modules.  If the company’s Mobile IoT Modules do not successfully complete required compliance tests, the FCC will withhold the issuance of certification required for GeoTraq to market and sell its products and, as a result, the financial results of GeoTraq and ARCA could be materially and adversely affected. In addition, if GeoTraq determines to market and sell its products outside of the United States, the regulatory agencies in designated countries may require GeoTraq to submit its products for compliance testing and seek local government regulatory licenses and approvals.  It is possible that the company’s products may not successfully complete required compliance tests or that local country regulatory agencies may withhold the issuance of certifications or approval required for GeoTraq to market and sell its products in that country, and, as a result, the financial results of GeoTraq and ARCA could be materially and adversely affected.

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

GeoTraq’s management, led by Pierre Parent, Chief Technology Officer and General Manager, is experienced in researching and developing technology. Management breadth of experience spans product development, sales and business development, project management and the leadership of engineering from concept through manufacturing. As a result, the risk that GeoTraq lacks experience and may have to suspend or cease operations and GeoTraq’s business operations is remote.

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

Currently, Isaac Capital Group, LLC, Timothy Matula, Abacab Capital Management and Energy Efficiency Investments LLC own approximately 14.8%, 6.6%, 5.2% and 9.9%, respectively, of our outstanding shares of common stock. Three of our current directors are also on the board of directors of Live Ventures Incorporated, a publicly held corporation controlled by Isaac Capital Group, LLC and led by Jon Isaac as its President and Chief Executive Officer. Jon Isaac is the son of ARCA Chief Executive Officer Tony Isaac. Because of such ownership, our principal shareholders may be able to significantly, and possibly adversely, affect our corporate decisions, including the election of the board of directors.

Future sales of shares of our common stock in the public market and the conversion of shares of our Series A Convertible Preferred Stock may negatively affect our stock price.

Future sales of our common stock, or the perception that these sales could occur, and the actual conversion of shares of our Series A Convertible Preferred Stock (the “Series A Preferred Stock”), which was approved by our shareholders at the Annual Meeting of Shareholders on October 23, 2018, could have a significant negative effect on the market price of our common stock.  In addition, upon exercise of outstanding options, the number of shares outstanding of our common stock could increase substantially.  This increase, in turn, could dilute future earnings per share, if any, and could depress the market value of our common stock. Dilution and potential dilution, the availability of a large amount of shares for sale and/or that may be issued upon conversion, and the possibility of additional issuances and sales of our common stock, may negatively affect both the trading price and liquidity of our common stock. These sales and the possibility of conversion of the shares of Series A Preferred Stock also might make it more difficult for us to raise capital through the sale of equity securities or equity-related securities in the future at a time and price that we would deem appropriate.

The trading volumes in our common stock are highly variable, which could adversely affect the value and liquidity of your investment in our common stock.

There is a limited trading market for our common stock, which is listed on the NASDAQ Capital Market.  Transactions in our common stock may lack the volume and liquidity necessary to maintain an orderly trading market and this could result in both depressed and highly variable trading prices. Sales or issuances of substantial amounts of common stock into the public market, including issuances of shares of common stock upon conversion of shares of the Series A Preferred Stock, at the same time could adversely affect the market price of our common stock. The trading volume and market price of our common stock could also be adversely affected if we do not maintain our listing on the NASDAQ Capital Market.

Our stock price may fluctuate and be volatile.

The market price of our common stock may be subject to significant fluctuations due to the following factors, among others:

•	Variations in our financial results.

•	Changes in accounting standards, policies, guidance or interpretations.

•	Sales of substantial amounts of our stock by existing shareholders.

•	Conversion of shares of our Series A Preferred Stock.

•	General economic conditions.

These broad fluctuations in the stock markets may also cause the price of our common stock to fall abruptly or remain significantly depressed.

In the past, securities class action litigation has often been brought against a company, including us, following periods of volatility in the market price of its securities. Such lawsuits generally result in the diversion of management's time and attention away from business operations, which could harm our business. In addition, the costs of defense and any damages resulting from litigation, a ruling against us, or a settlement of the litigation could adversely affect our financial results.

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

The Nevada Revised Statutes contain provisions that could discourage, delay or prevent a change in control of our company, prevent attempts to replace or remove current management and reduce the market price of our stock.

Provisions in our articles of incorporation and bylaws may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable. For example, our articles of incorporation authorize our board of directors to issue up to two million shares of “blank check” preferred stock. As a result, without further stockholder approval, the board of directors has the authority to attach special rights, including voting and dividend rights, to this preferred stock. With these rights, preferred stockholders could make it more difficult for a third party to acquire us.

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

Our executive offices are located in Minneapolis, Minnesota in a leased facility consisting of 15,071 square feet of office space.

Recycling Centers

We lease a total of fifteen recycling center facilities. We generally attempt to negotiate 24 to 36 month lease terms, to coincide with the term of our utility customer contracts in a particular center geography. We operate eleven processing and recycling centers. All of our processing and recycling centers are leased facilities. Our recycling centers typically range in size from 3,000 to 33,300 square feet. We believe that we may require additional facilities to respond to future needs of ARCA.

Sqft	Location

3,840	Dartmouth, Nova Scotia

7,378	Stoney Creek, Ontario (currently being sublet)

18,505	Santa Fe Springs, California

5,900	Albuquerque, New Mexico

3,000	St. Paul, Minnesota

6,000	Indianapolis IN

15,000	Franklin, Massachusetts

7,500	Commerce City, Colorado

12,161	Cudahy, Wisconsin

7,700	Pittsburgh, Pennsylvania

8,120	Mechanicsburg, Pennsylvania

33,300	Philadelphia, Pennsylvania

GeoTraq

We lease 2,987 square foot of office space in Las Vegas, Nevada for GeoTraq.

Customer Connexx

We rent approximately 9,000 square feet of office space in Las Vegas, Nevada from Live, a related party.

ITEM 3.	LEGAL PROCEEDINGS

On December 29, 2016, ARCA served a Minnesota state court complaint for breach of contract on Skybridge Americas, Inc. (“SA”), ARCA’s primary call center vendor throughout 2015 and most of 2016. ARCA seeks damages in the millions of dollars as a result of alleged overcharging by SA and lost client contracts. On January 25, 2017, SA served a counterclaim for unpaid invoices in the amount of approximately $460,000 plus interest and attorneys’ fees. On March 29, 2017, the Hennepin County district court (the “District Court”) dismissed ARCA’s breach of contract claim based on SA’s overuse of its Canadian call center but permitted ARCA’s remaining claims to proceed. Following motion practice, on January 8, 2018 the District Court entered judgment in SA’s favor, which was amended as of February 28, 2018, for a total amount of $613,566.32, including interest and attorneys’ fees. On March 4, 2019, the Minnesota Court of Appeals (the “Court of Appeals”) ruled and (i) reversed the District Court’s judgment in favor of Skybridge on the call center location claim and remanded the issue back to the District Court for further proceedings, (ii) reversed the District Court’s judgment in favor of Skybridge on the net payment issue and remanded the issue to the District Court for further proceedings, and (iii) affirmed the District Court’s judgment in Skybridge’s favor against ARCA’s claim that Skybridge breached the contract when it failed to meet the service level agreements. As a result of the decision by the Court of Appeals, the District Court’s award of interest and attorneys’ fees, etc. was reversed.

On November 15, 2016, ARCA served an arbitration demand on Haier US Appliance Solutions, Inc., dba GE Appliances (“GEA”), alleging breach of contract and interference with prospective business advantage. ARCA seeks over $2 million in damages. On April 18, 2017, GEA served a counterclaim for approximately $337,000 in alleged obligations under the parties’ recycling agreement. Simultaneously with serving its counterclaim in the arbitration, which is venued in Chicago, GEA filed a complaint in the United States District Court for the Western District of Kentucky seeking damages of approximately $530,000 plus interest and attorneys’ fees allegedly owed under a previous agreement between the parties. On December 12, 2017, the court stayed GEA’s complaint in favor of the arbitration. Under the terms of ARCA’s transaction with Recleim LLC (“Recleim”), Recleim is obligated to pay GEA on ARCA’s behalf the amounts claimed by GEA in the arbitration and in the lawsuit pending in Kentucky. Those amounts have been paid into escrow pending the outcome of the arbitration. The arbitration is currently scheduled for August 2019, however the parties have agreed to mediation in advance of the arbitration.

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

Market Information and Dividends

Our common stock trades under the symbol “ARCI” on the NASDAQ Capital Market. As of March 29, 2019, there were 113 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers.

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

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the year ended December 29, 2018, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Part II, Item 8 of this Annual Report on Form 10-K (this “Form 10-K”) for the fiscal year ended December 29, 2018.

Note about Forward-Looking Statements

This Form 10-K includes statements that constitute “forward-looking statements.” These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “intends,” “plans,” “expects,” or “anticipates,” and do not reflect historical facts. Specific forward-looking statements contained in this portion of the Form 10-K include, but are not limited to: (i) statements that are based on current projections and expectations about the markets in which we operate, (ii) statements about current projections and expectations of general economic conditions, (iii) statements about specific industry projections and expectations of economic activity, (iv) statements relating to our future operations and prospects, (v) statements about future results and future performance, (vi) statements that the cash on hand and additional cash generated from operations together with potential sources of cash through issuance of debt or equity will provide the Company with sufficient liquidity for the next 12 months, (vii) statements that the outcome of pending legal proceedings will not have a material adverse effect on business, financial position and results of operations, cash flow or liquidity, and (viii) statements relating to the sale of the Company’s Recycling business.

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

Our Company

Appliance Recycling Centers of America, Inc. and subsidiaries (collectively, “we,” the “Company,” or “ARCA”) are in the business of recycling major household appliances in North America by providing turnkey appliance recycling and replacement services for utilities and other sponsors of energy efficiency programs through our subsidiaries ARCA Recycling, Inc. and ARCA Canada Inc.  In addition, through our GeoTraq Inc. (“GeoTraq”) subsidiary, we are engaged in the development, design and, ultimately, we expect the sale of wireless transceiver modules with technology that provides LBS directly from global Mobile IoT networks. Prior to December 30, 2017, we sold new major household appliances in the United States though a chain of Company-owned retail stores operating under the name ApplianceSmart®.

We operate two reportable segments:

•	Recycling: Our recycling segment is a turnkey appliance recycling program. We receive fees charged for recycling, replacement and additional services for utility energy efficiency programs and have established 15 Regional Processing Centers (“RPCs”) for this segment throughout the United States and Canada.

•	Technology: GeoTraq is in the process of developing technology to enable low cost, location-based products and services.

Reporting Period. We report on a 52-or 53-week fiscal year. Our 2018 fiscal year (“2018”) ended on December 29, 2018 and included 52 weeks. Our 2017 fiscal year (“2017”) ended on December 30, 2017 and included 52 weeks.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and potentially result in materially different results under different assumptions and conditions. ARCA’s critical accounting policies include intangible impairment ASC 350, ,revenue recognition ASC 606, and going concern ASC 205.

Results of Operations

The following table sets forth certain statement of income items from continuing operations and as a percentage of revenue, for the periods indicated:

	52 Weeks Ended		52 Weeks Ended
	December 29, 2018		December 30, 2017
Statement of Operations Data (in Thousands):
Revenues	$36,794	100.0%	$41,544	100.0%
Cost of revenues	25,741	70.0%	28,399	68.4%
Gross profit	11,053	30.0%	13,145	31.6%
Selling, general and administrative expenses	17,150	46.6%	13,376	32.2%
Operating loss	(6,097)	-16.6%	(231)	-0.6%
Gain on the sale of property	–	0.0%	5,163	12.4%
Interest expense, net	(668)	-1.8%	(894)	-2.2%
Other income	430	1.2%	29	0.1%
Net income (loss) before income taxes	(6,335)	-17.2%	4,067	9.8%
Benefit from income taxes	(727)	-2.0%	(1,330)	3.2%
Net income (loss) before noncontrolling interest	(5,608)	-15.2%	5,397	13.0%
Net loss attributed to noncontrolling interest	–	0.0%	496	1.2%
Net loss from discontinued operations, net of tax	–	0.0%	(5,775)	-13.9%
Net income (loss) attributed to Company	$(5,608)	-15.2%	$118	0.3%

The following tables set forth revenues for key product and service categories, percentages of total revenue and gross profits earned by key product and service categories and gross profit percent as compared to revenues for each key product category indicated:

	52 Weeks Ended		52 Weeks Ended
	December 29, 2018		December 30, 2017
	Gross	Gross	Gross	Gross
	Profit	Profit %	Profit	Profit %
Gross Profit
Recycling, Byproducts, Carbon Offset	7,675	31.1%	7,782	30.0%
Replacement Appliances	3,378	27.9%	5,363	34.4%
Total Gross Profit	$11,053	30.0%	$13,145	31.6%

Revenue

Revenue decreased $4,750 or 11.4% for the 52 weeks ended December 29, 2018 as compared to the 52 weeks ended December 30, 2017.

Revenue decreased in the following categories as compared to the prior year period:

Recycling, Byproducts and Carbon offset decreased $1,269 or 4.9%.

Replacement Appliances decreased $3,481 or 22.3%.

Cost of Revenue

Cost of revenue decreased $2,658, or 9.4% for the 52 weeks ended December 29, 2018 as compared to the 52 weeks ended December 30, 2017, primarily as a result of the change in revenue discussed above as well as the changes in gross profit discussed below.

Gross Profit

Gross profit decreased $2,092 for the 52 weeks ended December 29, 2018 as compared to the 52 weeks ended December 30, 2017.

Gross profit decreased in the following categories as compared to the prior year period:

Recycling, Byproducts and Carbon Offset $107 or 1.4%.

Replacement Appliances decreased $1,985 or 37.0%.

Gross profit margin as a percentage of sales were improved for Recycling, Byproducts and Carbon Offset 31.1% vs. 30.0%. Gross profit margin as a percentage of sales decreased for Replacement Appliances 27.9% vs. 34.4%.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $3,774 or 28.2%, for the 52 weeks ended December 29, 2018 as compared to the 52 weeks ended December 30, 2017. The increase in selling, general and administrative expense was primarily attributable to GeoTraq which increased $3,515 over the same period. GeoTraq expense represents annual expenses of $3,729 of amortization expense, $793 of personnel expense and $524 of facilities, R&D, and general office expense.

Operating Income

As a result of the factors described above, operating loss of $6,097 for the 52 weeks ended December 29, 2018, represented a decrease of $5,866 over the comparable prior 52-week period operating loss of $231.

Interest Expense, net

Interest expense net decreased $226 or 25.3% for the 52 weeks ended December 29, 2018 as compared to the 52 weeks ended December 30, 2017 primarily due to payoff of the MidCap Financial line of credit.

Other Income and Expense

Other income and expense increased $401 for the 52 weeks ended December 29, 2018 as compared to the 52 weeks ended December 30, 2017. The increase in other income and expense was primarily the result of ApplianceSmart transition management fees of $270, early payment vendor discounts of $66, and interest income of $48.

Benefit for Income Taxes

Benefit for income taxes decreased $603 or 45.3%, for the 52 weeks ended December 29, 2018 as compared to the 52 weeks ended December 30, 2017. The decrease in benefit from income taxes is primarily attributable to the decrease in pre-provision taxable income and the change in statutory tax rates.

Net Income

Net income before noncontrolling interest decreased $11,005, for the 52 weeks ended December 29, 2018 as compared to the 52 weeks ended December 30, 2017.

Loss attributed to noncontrolling interest decreased $496, for the 52 weeks ended December 29, 2018 as compared to the 52 weeks ended December 30, 2017. AAP operating results were consolidated for the period of January 1, 2017 through the date of sale and deconsolidation of August 15, 2017.

Loss from discontinued operations and sale of ApplianceSmart, net of tax, decreased $5,775 for the 52 weeks ended December 29, 2018 as compared to the 52 weeks ended December 30, 2017, the date of sale of ApplianceSmart.

The factors described above led to net loss of $5,608 for the 52 weeks ended December 29, 2018, from net income of $118 for the 52 weeks ended December 30, 2017.

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

	52 Weeks Ended December 29, 2018			52 Weeks Ended December 30, 2017
	Segments in $			Segments in $
	Recycling	Technology	Total	Recycling	Technology	Total
Revenue	$36,794	$–	$36,794	$41,544	$–	$41,544
Cost of revenue	25,741	–	25,741	28,399	–	28,399
Gross profit	11,053	–	11,053	13,145	–	13,145
Selling, general and administrative expense	12,104	5,046	17,150	11,845	1,531	13,376
Operating income (loss)	$(1,051)	$(5,046)	$(6,097)	$1,300	$(1,531)	$(231)

	52 Weeks Ended December 29, 2018			52 Weeks Ended December 30, 2017
	Segments in %			Segments in %
	Recycling	Technology	Total	Recycling	Technology	Total
Revenue	100.0%	0.0%	100.0%	100.0%	0.0%	100.0%
Cost of revenue	70.0%	0.0%	70.0%	68.4%	0.0%	68.4%
Gross profit	30.0%	0.0%	30.0%	31.6%	0.0%	31.6%
Selling, general and administrative expense	32.9%	100.0%	46.6%	28.5%	100.0%	32.2%
Operating income (loss)	-2.9%	-100.0%	-16.6%	3.1%	-100.0%	-0.6%

Recycling Segment

Revenue for the 52 weeks ended December 29, 2018 decreased by $4,750, or 11.4%, as compared to the prior year period, as a result of a decrease in Recycling, Byproducts, Carbon Offset Revenue of $1,269 or 4.9% and a decrease in Replacement Appliances of $3,481 or 22.3%.

Cost of revenue for the 52 weeks ended December 29, 2018 decreased $2,658 or 9.4%, as compared to the prior year period; this was a result of a decrease in Recycling, Byproducts, Carbon Offset $1,162 or 6.4% and a decrease in Replacement Appliances of $1,496 or 14.6%.

Operating income for the 52 weeks ended December 29, 2018 decreased $2,351, as compared to the prior year period as a result of gross profit decreasing by $2,092 and increased selling, general and administrative expense of $259.

Technology Segment

Results for the 52 weeks ended December 29, 2018 include selling, general and administrative expense of $5,046, an increase of $3,515 compared to the prior 52-week period.

Liquidity and Capital Resources

Overview

Based on our current operating plans, we believe that available cash balances, cash generated from our operating activities, sale of assets and or other refinancing of existing indebtedness will provide sufficient liquidity to fund our operations, pay scheduled loan payments, and make continued investments in recycling centers. The Company refinanced and replaced the PNC Bank Revolver loan facility with the MidCap Revolver (as defined below) in May 2017. On March 22, 2018, the Company paid off the MidCap Revolver.

On September 20, 2017 the Company received a written default notice from MidCap Funding Trust X, the Agent representing the Lenders for the MidCap Revolver. The Company strongly disagreed with the Lenders that any Event of Default had occurred and reserved all of its options with respect to the Loan Agreement. The Company and the Agent were in active discussions for forbearance and resolution of the default. The Company and the Agent could not agree on terms of forbearance and resolution of the default. The Company classified the MidCap Revolver as a current liability until paid on March 22, 2018.

As of December 29, 2018, we had total cash on hand of $1,195. As we continue to pursue strategic transactions to expand and grow our business, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

Cash Flows

During the 52 weeks ended December 29, 2018, cash provided by operating activities was $4,145, compared to cash provided by operating activities of $1,226 during the 52 weeks ended December 30, 2017. The increase in cash provided by operating activities of $2,919 as compared to the prior period was primarily due to an increase in depreciation and amortization $1,851, an increase in amortization of debt issuance costs of $336, an increase in stock compensation expense of $384, a decrease in change in provision for doubtful accounts of $39, an increase in the gain on sale of property of $5,163, an increase in the gain on sale of variable interest entity AAP $81, an increase in the gain on sale of other property and equipment of $129, an increase in the change in deferred rent of $64, an increase in the change in deferred compensation of $92, an increase in the change in deferred income taxes of $605, an increase in other of $687, a decrease in accounts receivable due to lower factoring of $5,106, and an increase in accounts payables and accrued expenses of $3,741, partially offset by an increase in net loss attributable to Company of $5,726, a decrease of $496 for loss attributable to noncontrolling interest, the absence of a loss on sale of discontinued operations of $5,775, and the net decrease in working capital accounts of $788.

Cash used by investing activities was $172 and provided by investing activities was $7,329 for the 52 weeks ended December 29, 2018 and the 52 weeks ended December 30, 2017, respectively. The $7,501 decrease in cash provided by investing activities as compared to the prior period is primarily attributable to a decrease in the proceeds from the sale of property of $6,726, an increase in the purchases of property and equipment of $379; partially offset by the cash received from Live Ventures Incorporated on its note to the Company of $170.

Cash used by financing activities was $6,109 and $6,268 for the 52 weeks ended December 29, 2018 and the 52 weeks ended December 30, 2017, respectively. The $159 decrease in cash used by financing activities, as compared to the prior period, was attributable to final payments on the PNC line of credit of $10,333, decrease in payments of debt obligations of $1,73, and decrease in payment of debt issuance costs of $546; offset by net change in borrowing on the MidCap Financial Trust Revolver of $11,210, increased payments on debt obligations $675, and payments on short term notes payable $566.

Sources of Liquidity

We utilize cash on hand and cash generated from operations, funds provided by factoring existing accounts receivable with Prestige Capital Corporation (“Prestige Capital”)and until March 22, 2018, funds available to us under our revolving loan facility with MidCap Financial Trust, to cover normal and seasonal fluctuations in cash flows and to support our various growth initiatives. Our cash and cash equivalents are carried at cost and consist primarily of demand deposits with commercial banks.

We acknowledge that we continue to face a challenging competitive environment as we continue to focus on our overall profitability, including managing expenses. We reported an operating loss of $6,097 and a net loss of $5,608 in 2018. In addition, the Company has total current assets of $8,518 and total current liabilities $9,265 resulting in a net negative working capital of $747.

The Company has available cash balances, cash generated from operating activities and funds available under the accounts receivable factoring program with Prestige Capital, to provide sufficient liquidity to fund the entity’s operations, the entity’s continued investments in center openings and remodeling activities, for at least the next twelve months. The agreement with Prestige Capital allows the company to get advance funding of 80% of an unpaid customer’s invoice amount within 2 days and the balance less a fee upon ultimate collection in cash of the invoice. The Company will be able to utilize the available funds under the accounts receivable factoring agreement to provide liquidity, to pursue acquisitions, and other strategic transactions to expand and grow the business to enhance shareholder value. Management also regularly monitors capital market conditions to ensure no other conditions or events exist that may materially affect the Company’s financial conditions and liquidity and the Company may raise additional funds through borrowings or public or private sales of debt or equity securities, if necessary.

In Item 1A. RISK FACTORS, management has addressed and evaluated the risk factors that could materially and adversely affect the entity’s business, financial condition and results of operations, cash flows and liquidity. The Company has determined the risk factors do not materially affect the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Based on the above, management has concluded that the Company is not aware and did not identify any other conditions or events that would cause the Company to not be able to continue business as a going concern for the next twelve months.

Prestige Capital

On March 26, 2018, Appliance Recycling Centers of America, Inc. (“ARCA”) entered into a purchase and sale agreement with Prestige Capital whereby from time to time ARCA can factor certain accounts receivable to Prestige Capital up to a maximum advance and outstanding balance of $7,000. Discount fees ultimately paid depend upon how long an invoice and related amount is outstanding from ARCA’s customer. Prestige Capital has been granted a security interest in all ARCA accounts receivable. The initial term of the purchase and sale agreement was for a six-month period beginning March 26, 2018. The purchase and sale agreement with Prestige Capital continues to renew for automatic six-month extensions until terminated in writing by either party.

MidCap Revolver

On December 30, 2017, we had available borrowing capacity under the Credit Agreement of $1,031. At December 29, 2018 and December 30, 2017, we had an outstanding balance on the Credit Agreement of $0 and $5,605, respectively. We paid off the MidCap Revolver on March 22, 2018.

Update on Possible Sale of Recycling Business

As part of the Company’s overall strategy to diversify and focus on technology and provide shareholder value, the Company previously announced that it engaged an investment banker to pursue strategic alternatives with respect to the possible sale of the Company’s Recycling business. The investment banker has received, and management continues to evaluate interest from outside potential buyers with respect to such sale. The Company also previously announced that it signed a non-binding exclusive letter of intent with one potential buyer which conducted a due diligence process and decided not to proceed with a firm and binding offer. During the most recent fiscal quarter, we have seen increased interest expressed from other outside potential buyers with respect to the possible purchase of the Company’s Recycling business. Letters of interest or intent have been provided to the Company with potential purchase prices ranging from $30 to $35 million. The Company is engaged in discussions with these outside potential buyers. There are no guarantees that any of these discussions will result in a sale of the Recycling business. The Company expects to continue to operate the Recycling business until such time as a sale of the Recycling business is consummated, if at all.

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

Market Risk and Impact of Inflation

Interest Rate Risk. We do not believe there is any significant risk related to interest rate fluctuations on our short and long-term fixed rate debt.

Foreign Currency Exchange Rate Risk. We currently generate revenues in Canada. The reporting currency for our consolidated financial statements is U.S. dollars. It is not possible to determine the exact impact of foreign currency exchange rate changes; however, the effect on reported revenue and net earnings can be estimated. We estimate that the overall strength of the U.S. dollar against the Canadian dollar had an immaterial impact on the revenues and net income for the fiscal year ended December 29, 2018. We do not currently hedge foreign currency fluctuations and do not intend to do so for the foreseeable future.

We do not hold any derivative financial instruments, nor do we hold any securities for trading or speculative purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Appliance Recycling Centers of America, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Appliance Recycling Centers of America, Inc. and its subsidiaries (collectively, the “Company”) as of December 29, 2018 and December 30, 2017, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2018 and December 30, 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ SingerLewak LLP

We have served as the Company’s auditor since 2017.

Los Angeles, California

March 29, 2019

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	December 29,	December 30,
	2018	2017

Assets
Cash and cash equivalents	$1,195	$3,313
Trade and other receivables, net	5,804	10,036
Due From Appliancesmart Holdings, LLC a subsidiary of Live Ventures Incorporated	–	6,500
Income taxes receivable	101	–
Inventories	801	762
Prepaid expenses and other current assets	617	506
Total current assets	8,518	21,117

Note receivable - ApplianceSmart Holdings, LLC a subsidiary of Live Ventures Incorporated	3,837	–
Property and equipment, net	617	538
Intangible assets, net	20,988	24,718
Deposits and other assets	661	518
Total assets	$34,621	$46,891

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$3,169	$3,321
Accrued liabilities - other	1,118	1,998
Accrued liability - California Sales Taxes	4,722	4,563
Notes payable - short term	–	300
Accrued income taxes	–	3
Short term debt	256	5,577
Total current liabilities	9,265	15,762

Deferred income taxes, net	3,549	4,577
Other noncurrent liabilities	196	314
Total liabilities	13,010	20,653

Stockholders' equity:
Preferred stock, series A - par value $.001 per share 2,000 authorized, 288 shares issued and outstanding at December 29, 2018 and December 30, 2017	–	–
Common stock, par value $.001 per share, 50,000 shares authorized, 8,472 and 6,875 shares issued and outstanding at December 29, 2018 and at December 30, 2017, respectively	8	7
Additional paid in capital	38,654	37,634
Accumulated deficit	(16,518)	(10,910)
Accumulated other comprehensive loss	(533)	(493)
Total stockholders' equity	21,611	26,238
Total liabilities and stockholders' equity	$34,621	$46,891

The accompanying notes are an integral part of these consolidated financial statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	For the Fifty Two Weeks Ended
	December 29, 2018	December 30, 2017
Revenues	$36,794	$41,544
Cost of revenues	25,741	28,399
Gross profit	11,053	13,145

Operating expenses:
Selling, general and administrative expenses	17,150	13,376

Operating loss	(6,097)	(231)

Other income (expense):
Gain on the sale of property	–	5,163
Gain on the sale of AAP equity interest	–	81
Interest expense, net	(668)	(894)
Other income (expense)	430	(52)
Total other income (expense), net	(238)	4,298
Income (loss) from continuing operations before provision for (benefit from) income taxes	(6,335)	4,067
Total benefit from income taxes	(727)	(1,330)
Net income (loss)	(5,608)	5,397
Net loss attributed to noncontrolling interest	–	496
Net income (loss) from continuing operations attributed to company	(5,608)	5,893
Net loss from discontinued operations, net of tax	–	(5,775)
Net income (loss) attributed to company	$(5,608)	$118

Earnings (loss) per share:
Basic earnings (loss) per share from continued operations	$(0.75)	$0.88
Basic earnings (loss) per share - discontinued operations, net of tax	–	(0.86)
Basic earnings (loss) per share	$(0.75)	$0.02

Diluted earnings (loss) per share from continued operations	$(0.75)	$0.87
Diluted earnings (loss) per share - discontinued operations, net of tax	–	(0.85)
Diluted earnings (loss) per share	$(0.75)	$0.02

Weighted average common shares outstanding:
Basic	7,475	6,708
Diluted	7,475	6,758

Net income (loss)	$(5,608)	$5,397
Net loss from discontinued operations, net of tax	–	(5,775)
Other comprehensive income (loss), net of tax
Effect of foreign currency translation adjustments	(40)	81
Total other comprehensive income (loss), net of tax	(40)	81
Comprehensive income (loss)	(5,648)	(297)
Comprehensive income (loss) attributable to noncontrolling interest	–	496
Comprehensive income (loss) attributable to controlling interest	$(5,648)	$199

The accompanying notes are an integral part of these consolidated financial statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In Thousands)

	Common Stock		Series A Preferred		Additional Paid in	Accumulated Other Comprehensive	Accumulated		Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Total	Interest	Equity
Balance, December 31, 2016	6,655	$7	–	$–	$22,398	$(574)	$(11,028)	$10,803	$406	$11,209
Issuance of Series A Preferred Stock	–	–	288	–	12,323	–	–	12,323	–	12,323
Deconsolidation of noncontrolling interest	–	–	–	–	–	–	–	–	90	90
Beneficial Conversation of Series A Preferred Stock Issued	–	–	–	–	2,641	–	–	2,641	–	2,641
Share based compensation	220	–	–	–	272	–	–	272	–	272
Other comprehensive income, net of tax	–	–	–	–	–	81	–	81	–	81
Net loss	–	–	–	–	–	118	118	(496)	(378)
Balance, December 30, 2017	6,875	$7	288	$–	$37,634	$(493)	$(10,910)	$26,238	$–	$26,238
Share based compensation	1,597	1	–	–	919	–	–	920	–	920
EEI conversion of note payable into common	–	–	–	–	101	–	–	101	–	101
Other comprehensive income, net of tax	–	–	–	–	–	(40)	–	(40)	–	(40)
Net loss							(5,608)	(5,608)		(5,608)
Balance, December 29, 2018	8,472	$8	288	$–	$38,654	$(533)	$(16,518)	$21,611	$–	$21,611

The accompanying notes are an integral part of these consolidated financial statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	For the Fifty Two Weeks Ended
	December 29, 2018	December 30, 2017
OPERATING ACTIVITIES:
Net income (loss) attributable to Company	$(5,608)	$118
Less: loss attributable to noncontrolling interest	–	496
Comprehensive net income (loss)	(5,608)	(378)
Loss from discontinued operations	–	5,775
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,998	2,147
Amortization of debt issuance costs	589	253
Stock based compensation expense	656	272
Change in provision for doubtful accounts	(32)	7
Gain on sale of property	–	(5,163)
Gain on sale of variable interest entity equity	–	(81)
Gain on sale of property and equipment	(5)	(134)
Change in deferred rent	(14)	(78)
Change in deferred compensation	120	28
Change in deferred income taxes	(1,028)	(1,633)
Other	(146)	(833)
Changes in assets and liabilities:
Accounts receivable	3,947	(1,159)
Prepaid expenses and other current assets	153	513
Income taxes receivable	(101)	–
Inventories	(41)	264
Accounts payable and accrued expenses	1,660	(2,081)
Accrued income taxes	(3)	19
Net cash provided by (used in) operating activities - continuing operations	4,145	(2,262)
Net cash provided by operating activities - discontinued operations	–	3,488
Net cash provided by operating activities	4,145	1,226

INVESTING ACTIVITIES:
Purchases of property and equipment	(401)	(22)
Proceeds from the sale of property and equipment	59	6,785
Purchase of intangible asset, GeoTraq Inc., net of debt and Series A preferred stock issued	–	(199)
Proceeds from sale of equity in AAP less ash retained by AAP as a result of deconsolidations	–	765
Net payments received from Live Ventures Incorporated note receivable	170	–
Net cash provided by (used) in investing activities - continuing operations	(172)	7,329
Net cash provided by (used) in investing activities - discontinued operations	–	–
Net cash provided by (used) in investing activities	(172)	7,329

FINANCING ACTIVITIES:
Net payments under line of credit - PNC Bank	–	(10,333)
Net borrowing (payments) under the line of credit - MidCap Financial Trust	(5,605)	5,605
Proceeds from issuance of short term debt obligations	562	1,237
Payments on short term notes payable	(1,066)	(500)
Payment of debt issuance costs	–	(546)
Payments on debt obligations	–	(1,731)
Net cash used in financing activities - continuing operations	(6,109)	(6,268)
Net cash used in financing activities - discontinued operations	–	–
Net cash used in financing activities	(6,109)	(6,268)

Effect of changes in exchange rate on cash and cash equivalents	18	58

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,118)	2,345

CASH AND CASH EQUIVALENTS, beginning of period	3,313	968

CASH AND CASH EQUIVALENTS, end of period	$1,195	$3,313

The accompanying notes are an integral part of these consolidated financial statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

Supplemental cash flow disclosures:
Interest paid	$526	$779
Income taxes refunded (paid)	$(199)	$48
Notes payable issued to sellers of GeoTraq, Inc.	$–	$800
Net liabilities assumed by ApplianceSmart	$1,901	$–
Series A convertible preferred stock issued to sellers of GeoTraq, Inc.	$–	$12,322
Beneficial conversion feature attributable to Series A convertible preferred stock issued	$–	$2,641
EEI note balance conversion into common stock	$101	$–
Due from buyer of ApplianceSmart - Live Ventures Incorporated	$–	$6,500

The accompanying notes are an integral part of these consolidated financial statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands Except Per Share Amounts)

Note 1:        Background and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Appliance Recycling Centers of America, Inc., a Nevada corporation, and its subsidiaries (collectively the “Company” or “ARCA”). The Company has two operating segments for fiscal year 2018 – Recycling and Technology, and the Company had three operating segments for fiscal year 2017 – Retail, Recycling and Technology.

ARCA is in the business of providing turnkey appliance recycling and replacement services for electric utilities and other sponsors of energy efficiency programs. Through our GeoTraq Inc. (“GeoTraq”) subsidiary, we are engaged in the development, design and, ultimately, we expect the sale of cellular transceiver modules, also known as Mobile IoT modules.

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

On August 15, 2017, we sold our 50% interest in a joint venture operating under the name ARCA Advanced Processing, LLC (AAP”), which recycles appliances from twelve states in the Northeast and Mid-Atlantic regions of the United States. AAP was a joint venture that was formed in October 2009 between ARCA and 4301 Operations, LLC (“4301”). Both ARCA and 4301 had a 50% interest in AAP. AAP established a regional processing center in Philadelphia, Pennsylvania, at which the recyclable appliances were processed. AAP commenced operations in February 2010. The financial position and results of operations of AAP had been consolidated in our financial statements since AAP was formed in October 2009 through August 15, 2017, based on our conclusion that AAP was a variable interest entity due to our contribution in excess of 50% of the total equity, subordinated debt and other forms of financial support. We had a controlling financial interest in AAP during the period of October 2009 through August 15, 2017, whereby we provided substantially all of the financial support to fund the operations of AAP.

On December 30, 2017, we sold our 100% interest in ApplianceSmart, Inc. ApplianceSmart, Inc., a Minnesota corporation, was a wholly owned subsidiary that was formed through a corporate reorganization in July 2011 to hold our retail business of selling new major household appliances through a chain of Company-owned retail stores under the name ApplianceSmart®.

We report on a 52- or 53-week fiscal year. Our 2018 fiscal year (“2018”) ended on December 29, 2018, and our fiscal year (“2017”) ended on December 30, 2017, each fiscal year 52 weeks in length.

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

On August 15, 2017, ARCA sold its 50% interest in AAP and is no longer consolidating the results of AAP in its consolidated financial statements as of that date. AAP was a joint venture formed in October 2009 between ARCA and 4301 Operations, LLC (“4301”). ARCA and 4301 owned a 50% interest in AAP through August 15, 2017. The financial position and results of operations of AAP were consolidated in our financial statements through August 15, 2017, based on our conclusion that AAP was a variable interest entity due to our contribution in excess of 50% of the total equity, subordinated debt and other forms of financial support. See Note 6 – Sale and deconsolidation of variable interest entity AAP to these consolidated financial statements.

On August 18, 2017, we acquired GeoTraq. GeoTraq is engaged in the development, design, and, ultimately, we expect, sale of cellular transceiver modules, also known as Mobile IoT modules. GeoTraq has created a dedicated Mobile IoT transceiver module that we believe can enable the design of extremely small, inexpensive products that can operate for years on a single charge, powered by standardly available batteries of diminutive size without the need of recharge. Accordingly, and utilizing Mobile IoT technology exclusively, we believe that GeoTraq will provide an exclusive, low-cost solution and service life that will enable new global markets for location-based services (“LBS”). As a result of this transaction, GeoTraq became a wholly-owned subsidiary and, therefore, the results of GeoTraq are included in our consolidated results as of August 18, 2017.

On December 30, 2017, we sold our 100% interest in ApplianceSmart, Inc., a Minnesota corporation. ApplianceSmart, Inc. was formed through a corporate reorganization in July 2011 to hold our business of selling new major household appliances through a chain of Company-owned retail stores.

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

The Reincorporation changed the par value of the Company’s common shares from no par value to a par value of $.001 per common share.

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

Significant estimates made in connection with the accompanying consolidated financial statements include the estimated reserve for doubtful current and long-term trade and other receivables, the estimated reserve for excess and obsolete inventory, estimated fair value and forfeiture rates for stock-based compensation, fair values in connection with the analysis of other intangibles and long-lived assets for impairment, valuation allowance against deferred tax assets and estimated useful lives for intangible assets and property and equipment.

Financial Instruments

Financial instruments consist primarily of cash equivalents, trade and other receivables, notes receivables, and obligations under accounts payable, accrued expenses and notes payable. The carrying amounts of cash equivalents, trade receivables and other receivables, accounts payable, accrued expenses and short-term notes payable approximate fair value because of the short maturity of these instruments. The fair value of the long-term debt is calculated based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements, unless quoted market prices were available (Level 2 inputs). The carrying amounts of long-term debt at December 29, 2018 and December 30, 2017 approximate fair value.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase. Fair value of cash equivalents approximates carrying value.

Trade Receivables and Allowance for Doubtful Accounts

We carry unsecured trade receivables at the original invoice amount less an estimate made for doubtful accounts based on a monthly review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. We write off trade receivables when we deem them uncollectible. We record recoveries of trade receivables previously written off when we receive them. We consider a trade receivable to be past due if any portion of the receivable balance is outstanding for more than ninety days. We do not charge interest on past due receivables. Our management considers the allowance for doubtful accounts of $29 and $61 to be adequate to cover any exposure to loss as of December 29, 2018, and December 30, 2017, respectively.

Inventories

Inventories, consisting primarily of appliances, are stated at the lower of cost, determined on a specific identification basis, or market. We provide estimated provisions for the obsolescence of our appliance inventories, including adjustment to market, based on various factors, including the age of such inventory and our management’s assessment of the need for such provisions. We look at historical inventory aging reports and margin analyses in determining our provision estimate. A revised cost basis is used once a provision for obsolescence is recorded. The Company does not have a reserve for obsolete inventory at December 29, 2018 and December 30, 2017.

Property and Equipment

Property and Equipment are stated at cost less accumulated depreciation. Expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of assets are capitalized. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The useful lives of building and improvements are three to thirty years, transportation equipment is three to fifteen years, machinery and equipment are five to ten years, furnishings and fixtures are three to five years and office and computer equipment are three to five years. Depreciation expense was $270 and $750 for the fiscal years ended December 29, 2018 and December 30, 2017, respectively.

We periodically review our property and equipment when events or changes in circumstances indicate that their carrying amounts may not be recoverable or their depreciation or amortization periods should be accelerated. We assess recoverability based on several factors, including our intention with respect to maintaining our facilities and projected discounted cash flows from operations. An impairment loss would be recognized for the amount by which the carrying amount of the assets exceeds their fair value, as approximated by the present value of their projected discounted cash flows.

Intangible Assets

The Company accounts for intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. Under ASC 350, intangible assets subject to amortization, shall be reviewed for impairment in accordance with the Impairment or Disposal of Long-Lived Assets in ASC 360, Property, Plant, and Equipment.

Under ASC 360, long-lived assets are tested for recoverability whenever events or changes in circumstances (‘triggering event’) indicate that the carrying amount may not be recoverable. In making this determination, triggering events that were considered included:

•	A significant decrease in the market price of a long-lived asset (asset group);
•	A significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition;
•	A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator;
•	An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group);
•	A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group); and,
•	A current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The term more likely than not refers to a level of likelihood that is more than 50 percent.

If a triggering event has occurred, for purposes of recognition and measurement of an impairment loss, a long-lived asset or assets shall be grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. After the asset group determination is completed, a two-step testing is performed. If after identifying a triggering event it is determined that the asset group’s carrying value may not be recoverable, a recoverability test must then be performed. The recoverability test is performed by forecasting the expected cash flows to be derived from the asset group for the remaining useful life of the asset group’s primary asset compared to their carrying value. The recoverability test relies upon the undiscounted cash flows (excluding interest and taxes) which are derived from the company’s specific use of those assets (not how a market participant would use those assets); and, are based upon the existing service potential of the current assets (excluding any improvements that would materially enhance the assets). If the expected undiscounted cash flows exceed the carrying value, the assets are considered recoverable. If the recoverability test is failed a second fair market value test is required to calculate the amount of the impairment (if any). This second test calculates the fair value of the asset or asset group, with the impairment being the amount by which the carrying value exceeds the asset or asset group’s fair value. Under this test, the financial projections have been created using market participant assumptions and fair value concepts.

We last performed intangible asset impairment testing as of December 29, 2018. Based on the testing, there was no impairment of intangibles as of December 29,2018.

The Company’s intangible assets consist of customer relationship intangibles, trade names, licenses for the use of internet domain names, Universal Resource Locators, or URL’s, software, patent USPTO reference No. 10,182,402, and historical know-how, designs and related manufacturing procedures. Upon acquisition, critical estimates are made in valuing acquired intangible assets, which include but are not limited to: future expected cash flows from customer contracts, customer lists, and estimating cash flows from projects when completed; tradename and market position, as well as assumptions about the period of time that customer relationships will continue; and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from the assumptions used in determining the fair values. All intangible assets are capitalized at their original cost and amortized over their estimated useful lives as follows: domain name and marketing – 3 to 20 years; software – 3 to 5 years, technology intangibles – 7 years, customer relationships – 7 to 15 years. Intangible amortization expense is $3,730 and $1,397 for the years ended December 29, 2018, and December 30, 2017, respectively.

Revenue Recognition

We provide replacement appliances and provide appliance pickup and recycling services for consumers (“end users”) of public utilities, our customers. We receive as part of our de-manufacturing and recycling process revenue from scrap dealers for refrigerant, steel, plastic, glass, cooper and other residual items.

We adopted Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606) and related ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12 and ASU No. 2016-20, which provide supplementary guidance, and clarifications, effective December 30, 2017. We adopted ASC 606 using the modified retrospective method. The results for the reporting period beginning after December 30, 2017, are presented in accordance with the new standard, although comparative information for the prior year has not been restated and continues to be reported under the accounting standards and policies in effect for those periods.

Adoption of the new standard did not have a significant impact on the current period revenues or on the prior year Consolidated Financial Statements. No transition adjustment was required to our retained earnings as of December 30, 2017. Under the new standard revenue is recognized as follows:

We determine revenue recognition through the following steps:

a.	Identification of the contract, or contracts, with a customer,
b.	Identification of the performance obligations in the contract,
c.	Determination of the transaction price,
d.	Allocation of the transaction price to the performance obligations in the contract, and
e.	Recognition of revenue when, or as, we satisfy a performance obligation.

As part of its assessment of each contract, the Company evaluates certain factors including the customer’s ability to pay, or credit risk. For each contract, the Company considers the promise to transfer products or services, each of which is distinct, to be the identified performance obligations. In determining the transaction price, the price stated on the contract is typically fixed and represents the net consideration to which the Company expects to be entitled per order, and therefore there is no variable consideration. As the Company’s standard payment terms are less than 90 days, the Company has elected, as a practical expedient, to not assess whether a contract has a significant financing component. The Company allocates the transaction price to each distinct product or service based on its relative standalone selling price. The product or service price as specified on the contract is considered the standalone selling price as it is an observable source that depicts the price as if sold to a similar customer in similar circumstances.

Replacement Product Revenue

We generate revenue by providing replacement appliances. We recognize revenue at the point in time when control over the replacement product is transferred to the end user, when our performance obligations are satisfied, which typically occur upon delivery from our center facility and installation at the end user’s home.

Recycling Services Revenue

We generate revenue by providing pickup and recycling services. We recognize revenue at the point in time when we have picked up a to be recycled appliance and transfer of ownership has occurred, and therefore our performance obligations are satisfied, which typically occur upon pickup from our end user’s home.

Byproduct Revenue

We generate other recycling byproduct revenue (the sale of copper, steel, plastic and other recoverable non-refrigerant byproducts) as part of our de-manufacturing process. We recognize byproduct revenue upon delivery and transfer of control of byproduct to a third-party recycling customer, having a mutually agreed upon price per pound and collection reasonably assured. Transfer of control occurs at the time the customer is in possession of the byproduct material. Revenue recognized is a function of byproduct weight, type and in some cases volume of the byproduct delivered multiplied by the market rate as quoted.

Technology Revenue

We currently are not generating any Technology revenue.

Assets Recognized from Costs to Obtain a Contract with a Customer

We recognize an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. We have concluded that no material costs have been incurred to obtain and fulfill our FASB Accounting Standards Codification, or ASC 606 contracts, meet the capitalization criteria, and as such, there are no material costs deferred and recognized as assets on the consolidated balance sheet at December 29, 2018.

Practical Expedients and Exemptions:

a.	Taxes collected from customers and remitted to government authorities and that are related to sales of our products are excluded from revenues.
b.	Sales commissions are expensed when incurred because the amortization period would have been one year or less. These costs are recorded in Selling, General and Administrative expense.
c.	We do not disclose the value of unsatisfied performance obligations for (i) contracts with original expected lengths of one year or less or (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for the services performed.

Revenue recognized for Company contracts - $32,459 and $36,351 for the 52 weeks ended December 29, 2018 and December 30, 2017, respectively.

Shipping and Handling

The Company classifies shipping and handling charged to customers as revenues and classifies costs relating to shipping and handling as cost of revenues.

Advertising Expense

Advertising expense is charged to operations as incurred. Advertising expense totaled $1,101 and $1,667 for the years ended December 29, 2018 and December 30, 2017, respectively.

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

Foreign Currency

The financial statements of the Company’s non-U.S. subsidiary are translated into U.S. dollars in accordance with ASC 830, Foreign Currency Matters. Under ASC 830, if the assets and liabilities of the Company are recorded in certain non-U.S. functional currencies other than the U.S. dollar, they are translated at rates of exchange at year end. Revenue and expense items are translated at the average monthly exchange rates. The resulting translation adjustments are recorded directly into accumulated other comprehensive income (loss).

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

Segment Reporting

ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a Company’s management organizes segments within the Company for making operating decisions and assessing performance. The Company determined it has two reportable segments (See Note 25).

Concentration of Credit Risk

The Company maintains cash balances at several banks in several states including, Minnesota, California and Nevada. Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution as of December 29, 2018. At times, balances may exceed federally insured limits.

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

Subsequently, the FASB has issued the following standards related to ASU 2014-09 and ASU No. 2016-08: ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”); ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”); and, ASU 2017-05—Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05). The Company must adopt ASU 2016-10, ASU 2016-12, ASU 2016-20 and ASU 2017-05 with ASU 2014-09 (collectively, the “new revenue standards”). The Company has evaluated the provisions of the new revenue standards. We transitioned to the new revenue standards using the modified retrospective method effective December 30, 2017 and did not have a significant impact on our consolidated results of operations, financial condition and cash flows.

In September 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The standard requires an entity’s management to determine whether substantial doubt exists regarding the entity’s ability to continue as a going concern. The amendments denote how and when companies are obligated to disclose going concern uncertainties, which are required to be evaluated every interim and annual period. If management determines that substantial doubt exists, particular disclosures are required. The extent of these disclosures is dependent upon management’s evaluation of mitigation of the going concern uncertainty. ASU 2014-15 applies prospectively to annual periods ending after December 15, 2016 and to interim and annual periods thereafter. The Company has adopted this guidance during its 2017 fiscal year and it did not have a significant impact on the disclosures to the consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805). Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning December 15, 2015. The Company has adopted this guidance during its 2017 fiscal year and it did not have a significant impact on its consolidated results of operations, financial condition and cash flows.

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

ASU 2017-09, Compensation- Stock Compensation (Topic 718): Scope of Modification Accounting, clarifies such that an entity must apply modification accounting to changes in the terms or conditions of a share-based payment award unless all of the following criteria are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the modification. The ASU indicates that if the modification does not affect any of the inputs to the valuation technique used to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the modification; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the modification. The ASU is effective for all entities for fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted, including adoption in an interim period. We adopted ASU 2017-09 as of the beginning of fiscal year 2018 and it did not have a significant impact on its consolidated results of operations, financial condition and cash flows.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivative and Hedging (Topic 815). The standard is intended to simplify the accounting for certain financial instruments with down round features. This ASU changes the classification analysis of particular equity-linked financial instruments (e.g. warrants, embedded conversion features) allowing the down round feature to be disregarded when determining whether the instrument is to be indexed to an entity’s own stock. Because of this, the inclusion of a down round feature by itself exempts an instrument from having to be remeasured at fair value each earnings period. The standard requires that entities recognize the effect of the down round feature on EPS when it is triggered (i.e., when the exercise price is adjusted downward due to the down round feature) equivalent to the change in the fair value of the instrument instantly before and after the strike price is modified. An adjustment to diluted EPS calculation may be required. The standard does not change the accounting for liability-classified instruments that occurred due to a different feature or term other than a down round feature. Additionally, entities must disclose the presence of down round features in financial instruments they issue, when the down round feature triggers a strike price adjustment, and the amount of the adjustment necessary. ASU 2017-11 is effective for all fiscal years beginning after December 15, 2018. The Company decided to early adopt ASU 2017-11 and it did not have a significant impact on its consolidated results of operations, financial condition and cash flows.

Note 3:       Comprehensive Income

Comprehensive income is the sum of net income and other items that must bypass the income statement because they have not been realized, including items like an unrealized holding gain or loss from available for sale securities and foreign currency translation gains or losses. For years ended December 29, 2018 and December 30, 2017, our comprehensive income includes foreign currency translation gains and losses.

Note 4:       Reclassifications

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on the previously reported net income or stockholders’ equity. On March 12, 2018, the Company changed its state of incorporation from Minnesota to Nevada. Nevada requires a stated par value, which the company stated at $.001 per share. Amounts for common stock and additional paid in capital for fiscal year 2017 have been reclassified to reflect this change of incorporation.

Note 5:       Acquisition of GeoTraq, Inc.

On August 18, 2017, the Company acquired all of the assets and capital stock of GeoTraq by way of merger. GeoTraq is engaged in the development, design, and, ultimately, the sale of cellular transceiver modules, also known as Mobile IoT modules. As of August 18, 2017, GeoTraq became a wholly-owned subsidiary of the Company.

The final fair value of the single identifiable intangible asset acquired in the GeoTraq acquisition is a U.S. patent USPTO reference No. 10,182,402 titled “Locator Device with Low Power Consumption” together with the assignment of intellectual property that included historical know-how, designs and related manufacturing procedures was $26,097, which included the deferred income tax liability associated with the intangible asset. Total consideration paid for GeoTraq included cash $200, unsecured promissory notes bearing interest at the annual rate of 1.29% maturing on August 18, 2018 in the aggregate principal of $800, and 288,588 shares (exact number) of convertible series A preferred stock with a final fair value of $14,963. See Note 19 – Series A Preferred Stock. In connection with the acquisition, an additional intangible asset amount was recorded in the amount of $10,134 and an offsetting deferred tax liability recorded of the same amount, $10,134, to reflect the future tax liability attributable to the GeoTraq asset acquired. There were no other assets acquired or liabilities assumed.

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

Note 6:       Sale and deconsolidation of variable interest entity - AAP

The financial position and results of operations of AAP had been consolidated in our financial statements since AAP’s inception based on our conclusion that AAP was a variable interest entity that we controlled due to our contribution in excess of 50% of the total equity, subordinated debt and other forms of financial support. Since inception we provided substantial financial support to fund the operations of AAP. The financial position and results of operations for AAP were reported in our recycling segment. On August 15, 2017, we sold our 50% interest in AAP, and therefore, as of August 15, 2017, we no longer consolidated the results of AAP in our financial statements.

The following table summarizes the assets and liabilities of AAP consolidated in our financial position as of August 1, 2017 (date of deconsolidation) and December 31, 2016:

Assets	August 15, 2017	December 31, 2016
Current assets	$367	$438
Property and equipment, net	6,809	7,322
Other assets	93	83
Total assets	$7,269	$7,843

Liabilities
Accounts payable	$2,661	$1,388
Accrued expenses	619	523
Current maturities of long-term debt obligations	729	3,558
Long-term debt obligations, net of current maturities	3,431	435
Other liabilities (a)	–	1,126
Total liabilities	$7,440	$7,030

(a)    Other liabilities represent loans and advances between ARCA and AAP that are eliminated in consolidation.

The following table summarizes the operating results of AAP consolidated in our financial results for the 52 weeks ended December 30, 2017:

52 Weeks Ended
December 30, 2017 (b)
Revenues	$1,433
Gross profit	24
Operating loss	(848)
Net loss	(991)

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

Note 7:       Note receivable – sale of discontinued operations

On December 30, 2017, we signed an agreement to dispose of our retail appliance segment. ApplianceSmart Holdings LLC (the “Purchaser”), a wholly owned subsidiary of Live Ventures Incorporated, entered into a Stock Purchase Agreement (the “Agreement”) with the Company and ApplianceSmart, then a subsidiary of the Company. ApplianceSmart is a retail chain specializing in new and out-of-the-box appliances. Pursuant to the Agreement, the Purchaser purchased from the Company all the issued and outstanding shares of capital stock (the “Stock”) of ApplianceSmart in exchange for $6,500 (the “Purchase Price”). The Purchase Price per the Agreement was due and payable on or before March 31, 2018. As of December 30, 2017, the Company had an amount due from the Purchaser in the amount of $6,500 recorded as a current asset.

Between March 31, 2018 and April 24, 2018, the Purchaser and the Company negotiated in good faith the method of payment of the remaining outstanding balance of the Purchase Price. On April 25, 2018, the Purchaser delivered to the Company a promissory note (the “ApplianceSmart Note”) in the original principal amount of $3,919 (the “Original Principal Amount”), as such amount may be adjusted per the terms of the ApplianceSmart Note. The ApplianceSmart Note is effective as of April 1, 2018 and matures on April 1, 2021 (the “Maturity Date”). The ApplianceSmart Note bears interest at 5% per annum with interest and principal payable at the Maturity Date. ApplianceSmart provided the Company a guaranty of repayment of the ApplianceSmart Note. On December 26, 2018, the ApplianceSmart Note was amended and restated to grant ARCA a security interest in the assets of the Purchaser, ApplianceSmart, and ApplianceSmart Contracting Inc. in exchange for modifying the repayments terms to provide for the payment in full of all accrued interest and principal on April 1, 2021, the maturity date of the ApplianceSmart Note. On March 15, 2019, the Company entered into agreements with third parties pursuant to which it agreed to subordinate the payment of indebtedness under the ApplianceSmart Note and the Company’s security interest in the assets of ApplianceSmart and other related parties in exchange for up to $1,200. The remaining $2,581 of the Purchase Price was paid in cash by the Purchaser to the Company. The Purchaser may reborrow funds, and pay interest on such re-borrowings, from the Company up to the Original Principal Amount. Subsequent to December 30, 2017, ApplianceSmart assumed $1,901 in liabilities from the Company. For the 52 weeks ended December 29, 2018, the original balance owed to the Company of $6,500, increased with new borrowings of $1,819 and decreased with repayments of $2,581 and debt assumed of $1,901 represents a net amount due from the Purchaser, now in the form of a note receivable, in the sum of $3,837 as of December 29, 2018.

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

FINANCIAL INFORMATION FOR DISCONTINUED OPERATIONS (In Thousands)

52 Weeks
Ended
December 30, 2017
Revenue	$56,296
Cost of revenue	42,252
Gross profit	14,044
Selling, general and administrative expense	15,911
Operating loss - discontinued operations	(1,867)
Other income	862
Other expense	(5)
Net loss - discontinued operations before income tax benefit	(1,010)
Income tax benefit	270
Net loss - discontinued operations, net of tax	$(740)

DISCONTINUED OPERATIONS (In Thousands)

As of December 30, 2017 (date of sale)

At December 30, 2017
Accounts Receivable	$2,356
Inventories	8,836
Prepaid expenses	173
Total current assets held for sale	11,365
Buildings and improvements	2,073
Equipment	1,756
Accumulated depreciation	(3,319)
Restricted cash	1,298
Other assets	204
Total non-current assets held for sale	2,012
Total assets held for sale - discontinued operations	$13,377
Purchase price	6,500
Loss of sale of assets held for sale	(6,877)
Income tax benefit	1,842
Net loss on sale of assets held for sale and discontinued operations, net of tax	$(5,035)

Note 8:       Inventory

Inventories of continuing operations, consisting principally of appliances, are stated at the lower of cost, determined on a specific identification basis, or market and consist of the following as of December 29, 2018 and December 30, 2017:

	December 29, 2018	December 30, 2017
Appliances held for resale	$801	$762

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

Note 9:       Prepaids and other current assets

Prepaids and other current assets as of December 29, 2018 and December 30, 2017 consist of the following:

	December 29, 2018	December 30, 2017
Prepaid insurance	$271	$443
Prepaid rent	–	5
Prepaid consulting fees	265	–
Prepaid other	81	58
	$617	$506

Note 10:       Property and equipment

Property and equipment of continuing operations as of December 29, 2018 and December 30, 2017 consist of the following:

	Useful Life (Years)	December 29, 2018	December 30, 2017
Buildings and improvements	18-30	$67	$156
Equipment (including computer software)	3-15	6,049	5,908
Projects under construction		58	29
Property and equipment		6,174	6,093
Less accumulated depreciation and amortization		(5,557)	(5,555)
Property and equipment, net		$617	$538

Property and equipment are stated at cost. We compute depreciation using straight-line method over a range of estimated useful lives from 3 to 30 years. We amortize leasehold improvements on a straight-line basis over the shorter of their estimated useful lives or the underlying lease term. Repair and maintenance costs are charged to operations as incurred.

Depreciation expense for continuing operations was $268 and $750 for fiscal years 2018 and 2017, respectively. During 2018, property and equipment with a net book value of $54 was sold resulting in a gain on sale of $5.

Note 11:       Intangible assets

Intangible assets of continuing operations as of December 29, 2018 and December 30, 2017 consist of the following:

	December 29, 2018	December 30, 2017
Intangible assets GeoTraq, net	$20,969	$24,699
Patent	19	19
	$20,988	$24,718

The useful life and amortization period of the GeoTraq intangible acquired is seven years. Intangible amortization expense for continuing operations was $3,730 and $1,397 for fiscal years 2018 and 2017, respectively.

Note 12:       Deposits and other assets

Deposits and other assets of continuing operations as of December 29, 2018 and December 30, 2017 consist of the following:

	December 29, 2018	December 30, 2017
Deposits	$561	$411
Other	100	107
	$661	$518

Deposits are primarily refundable security deposits with landlords the Company leases property from.

Note 13:       Accrued liabilities

Accrued liabilities of continuing operations as of December 29, 2018 and December 30, 2017 consist of the following:

	December 29, 2018	December 30, 2017
Compensation and benefits	567	1,061
Deferred revenue	–	300
Accrued incentive and rebate checks	316	285
Accrued rent	16	77
Accrued interest	–	115
Accrued payables	–	129
Other	219	31
	$1,118	$1,998

We operate in fourteen states in the U.S. and in various provinces in Canada. From time to time, we are subject to sales and use tax audits that could result in additional taxes, penalties and interest owed to various taxing authorities.

As previously disclosed, the California Board of Equalization (“BOE”) conducted a sales and use tax examination covering the Company’s California operations for years 2011, 2012 and 2013. The Company believed it was exempt from collecting sales taxes under service agreements with utility customers that included appliance replacement programs. During the fourth quarter of 2014, the Company received communication from the BOE indicating they were not in agreement with the Company’s interpretation of the law. As a result, the Company applied for and, as of February 9, 2015, received approval to participate in the California Board of Equalization’s Managed Audit Program. The period covered under this program included years 2011, 2012, 2013 and extended through the nine-month period ended September 30, 2014.

On April 13, 2017 the Company received the formal BOE assessment for sales tax for tax years 2011, 2012 and 2013 in the amount of $4.1 million plus applicable interest of $0.5 million related to the appliance replacement programs that we administered on behalf of our customers on which we did not assess, collect or remit sales tax. The Company has appealed this assessment and continues to engage the services of our existing retained sales tax experts throughout the appeal process. The BOE tax assessment is subject to protest and appeal and would not need to be funded until the matter has been fully resolved through the appeal process. The Company anticipates that resolution of the BOE assessment could take up to two years.

A settlement proposal was filed on February 22, 2019 and we are awaiting a settlement conference date in an attempt to resolve the matter expeditiously.

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

The PNC Revolver loan agreement terminated, and the PNC Revolver was paid in full on May 10, 2017 with funds advanced from MidCap Financial Trust. A letter of credit to Whirlpool Corporation remained outstanding with PNC backed by restricted cash collateral of $750 as of December 30, 2017. This restricted cash collateral was transferred with the sale of ApplianceSmart. See Note 17, long term obligations, for additional information.

Note 15:        Notes payable – short term

On August 18, 2017, the Company, as part of its acquisition of GeoTraq, issued unsecured promissory notes to the sellers of GeoTraq with interest at the annual rate of interest of 1.29% maturing on August 18, 2018. The original balance of the notes payable – short term was $800. The outstanding balance of the notes payable – short term as of December 29, 2018 and December 30, 2017 is $0 and $300, respectively. Interest accrued at December 30, 2017 was included in accrued expenses. See Note 5.

Note 16:       Income taxes

For fiscal year 2018, we recorded an income tax benefit of $727. For fiscal year 2017, we recorded an income tax benefit of $3,441. As of December 29, 2017, we maintained a valuation allowance of $407 against our net operating loss carryforwards, foreign tax credits and all deferred tax assets in Canada, principally net operating losses.

The benefit of income taxes for fiscal years 2018 and 2017 consisted of the following:

	For the fiscal years ended
	December 29, 2018	December 30, 2017
Current tax expense (benefit):
Federal	$8	$–
State	511	34
Foreign	–	–
Current tax expense (benefit)	$519	$34
Deferred tax expense - domestic	(1,246)	(3,475)
Deferred tax expense - foreign	–	–
Benefit of income taxes	$(727)	$(3,441)

A reconciliation of our benefit of income taxes with the federal statutory tax rate for fiscal years 2018 and 2017 is shown below:

	For the fiscal years ended
	December 29, 2018	December 30, 2017
Income tax expense at statutory rate	$(1,155)	$(995)
Portion attributable to noncontrolling interest at statutory rate	–	–
State tax expense, net of federal tax effect	771	(141)
Permanent differences	28	55
Change in tax rates	–	(3,107)
Change in valuation allowance	(694)	590
Other	323	157
	$(727)	$(3,441)

Loss before benefit of income taxes and noncontrolling interest was derived from the following sources for fiscal years 2018 and 2017 as shown below:

	For the fiscal years ended
	December 29, 2018	December 30, 2017
United States	$(5,500)	$(2,835)
Canada	(835)	(90)
	$(6,335)	$(2,925)

The components of net deferred tax assets (liabilities) as of December 29, 2018 and December 30, 2017, are as follows:

	December 29, 2018	December 30, 2017
Current deferred tax assets (liabilities):
Allowance for bad debts	$7	$16
Accrued expenses	998	1,107
Inventory	–	80
Accrued compensation	39	23
Reserves	–	4
Prepaid expenses	(147)	(125)
	897	1,105
Less: valuation allowance	–	–
Total current deferred tax assets (liabilities)	897	1,105

Long term deferred tax assets (liabilities):
Net operating loss	292	1,217
Capital loss	–	–
Tax credits	256	473
Share-based compensation	271	302
Intangibles	(5,068)	(6,615)
Property and equipment	(103)	(72)
Deferred rent	12	16
Unrealized losses (gains)	129	132
Section 481(a) adjustment	–	(44)
Section 163(j) interest	172	11
	(4,039)	(4,580)
Less: valuation allowance	(407)	(1,102)
Total long term deferred tax assets (liabilities)	(4,446)	(5,682)
Net deferred tax assets (liabilities)	$(3,549)	$(4,577)

The deferred tax amounts have been classified in the accompanying consolidated balance sheets as follows:

	December 29, 2018	December 30, 2017

Non-current assets	$–	$–
Non-current liabilities	3,549	4,577
	$3,549	$4,577

Note 17:       Long term obligations

Long term debt, capital lease and other financing obligations as of December 29, 2018 and December 30, 2017, consist of the following:

As of December 29, 2018, the Company has net operating loss carryforwards of approximately $1.2 million for federal income tax purposes, which will be available to offset future taxable income. Due to recent tax legislation, these net operating losses are eligible for indefinite carryforward, limited by certain taxable income limitations. The Company has certain foreign tax credits available but has recorded a full valuation allowance against these tax credits until the Company has sufficient foreign source income to utilize these credits. The Company continues to have a full valuation allowance against its Canadian operations. The Company released approximately $0.7 of valuation allowance related to state net operating losses due to sufficient income in those jurisdictions or otherwise expired.

The Company annually conducts an analysis of its uncertain tax positions and has concluded that it has no uncertain tax positions as of December 29, 2018. The Company’s policy is to record uncertain tax positions as a component of income tax expense. The Company was selected for examination by the IRS for its 2016 tax year. As of March 29, 2019, the IRS has not proposed any adjustments, and the Company is not aware of any adjustments.

Due to recent tax legislation that occurred on December 22, 2017 the federal corporate income tax rate was reduced to a flat 21%, which provides a significant income tax benefit to our Company in future reporting periods. The Company recognized a tax benefit of approximately $3.1 million related to adjusting our deferred tax balances to reflect the new corporate tax rate.

	December 29, 2018	December 30, 2017

MidCap financial trust asset based revolving loan	$–	$5,605
AFCO Finance	193	367
GE 8% loan agreement	482	482
EEI note	–	103
Capital leases and other financing obligations	–	30
Debt issuance costs MidCap, net	–	(442)
Debt issuance costs EEI, net	(419)	(568)
Total short term debt	$256	$5,577

MidCap Financial Trust

On May 10, 2017, we entered into a Credit and Security Agreement (“Credit Agreement”) with MidCap Financial Trust (“MidCap Financial Trust”), as a lender and as agent for itself and other lenders under the Credit Agreement. The Credit Agreement provided us with a $12,000 revolving line of credit, which may be increased to $16,000 under certain terms and conditions (the “MidCap Revolver”). The MidCap Revolver had a stated maturity date of May 10, 2020, if not renewed. The MidCap Revolver was collateralized by a security interest in substantially all of our assets. The lender was also secured by an inventory repurchase agreement with Whirlpool Corporation for Whirlpool purchases only. The Credit Agreement required that we meet a minimum fixed charge coverage ratio of 1.00:1.00 for the applicable measuring period as of the end of each calendar month. The applicable measuring period was (i) the period commencing May 1, 2017 and ending on the last day of each calendar month from May 31, 2017 through April 30, 2018, and (ii) the twelve-month period ending on the last day of such calendar month thereafter. The Credit Agreement limited the amount of other debt that we could incur, the amount we could spend on fixed assets, and the amount of investments that we could make, along with prohibiting the payment of dividends.

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

On December 30, 2017, our available borrowing capacity under the Credit Agreement was $1,031. The weighted average interest rate for the period of May 10, 2017 through December 30, 2017 was 8.29%. We borrowed $62,845 and repaid $57,240 on the Credit Agreement during the period of May 10, 2017 through December 30, 2017, leaving an outstanding balance on the Credit Agreement of $5,605 at December 30, 2017. The debt issuance costs for the MidCap Revolver were $546. The un-amortized debt issuance costs for the MidCap Revolver as of December 30, 2017 were $442.

On September 20, 2017, we received a written notice of default, dated September 20, 2017 (the “Notice of Default”), from MidCap Funding X Trust (the “Agent”), asserting that events of default had occurred with respect to the Credit Agreement. The Agent alleged in the Notice of Default that, as a result of the Company’s recent acquisition of GeoTraq, and the issuance of promissory notes to the stockholders of GeoTraq in connection with such acquisition, the Borrowers had failed to comply with certain terms of the Loan Agreement, and that such failure constituted one or more Events of Default under the Loan Agreement. Specifically, the Notice of Default stated that as a result of the acquisition and related issuance of promissory notes, the Borrowers had failed to comply with (i) a covenant not to incur additional indebtedness other than Permitted Debt (as defined in the Loan Agreement), without the Agent’s prior written consent, and a covenant not to make acquisitions or investments other than Permitted Acquisitions or Permitted Investments (as defined in the Credit Agreement). The Notice of Default also stated that the Borrowers’ failure to pledge the stock in GeoTraq as collateral under the Credit Agreement and to make GeoTraq a “Borrower “under the Credit Agreement would become an Event of Default if not cured within the applicable cure period. The Agent reserved the right to avail itself of any other rights and remedies available to it at law or by contract, including the right to (a) withhold funding, increase reserves and suspend making further advances under the Credit Agreement, (b) declare all principal, interest and other sums owing in connection with the Credit Agreement immediately due and payable in full, (c) charge the Default Rate on amounts outstanding under the Credit Agreement, and/or (d) exercise one or more rights and remedies with respect to any and all collateral securing the Credit Agreement.

The Agent did not declare the amounts outstanding under the Credit Agreement to be immediately due and payable but imposed the default rate of interest, which was 5% in excess of the rates otherwise payable under the Loan Agreement), effective as of August 18, 2017 and continuing until the Agent notified the Borrowers that the specified Events of Default have been waived and no other Events of Default exist. The Company strongly disagreed with the Lenders that any Event of Default had occurred.

On March 22, 2018, the Company terminated the Credit Agreement, together with the related revolving loan note and pledge agreement. The Company did not incur any termination penalties as a result of the termination of the Credit Agreement. The Company classified the MidCap Revolver as a current liability until March 22, 2018, at which time the MidCap Revolver was terminated and paid in full. The security interests held by the Lender in substantially all Company assets were released following termination and payoff on March 22, 2018.

AFCO Finance

On June 16, 2017, we entered into a financing agreement with AFCO Credit Corporation (“AFCO”) to fund the annual premiums due June 1, 2017 on insurance policies purchased through Marsh Insurance. These policies relate to workers’ compensation and various liability policies including, but not limited to, General, Auto, Umbrella, Property, and Directors’ and Officers’ insurance.  The total amount of the premiums financed was $1,070 with an interest rate of 3.567%. An initial down payment of $160 was paid on June 16, 2017 and an additional 10 monthly payments of $92 were made beginning July 1, 2017 and ending April 1, 2018. The June 16, 2017 AFCO agreement had a zero balance as of December 29, 2018.

On July 2, 2018, we entered into another financing agreement with AFCO to fund the annual premiums on insurance policies due June 1, 2018 purchased through Marsh Insurance. These policies related to workers’ compensation and various liability policies including, but not limited to, General, Auto, Umbrella, Property, and Directors’ and Officers’ insurance. The total amount of the premiums financed was $556 with an interest rate of 4.519%. An initial down payment of $56 was due before July 1, 2018 with additional monthly payments of: $57 will be made beginning July 1, 2018 and ending September 1, 2018; and $65 will be made beginning October 1, 2018 and ending March 1, 2019.

The outstanding principal due AFCO at December 29, 2018 and December 30, 2017 was $193 and $367, respectively.

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

Energy Efficiency Investments LLC

On November 8, 2016, the Company entered into a securities purchase agreement with Energy Efficiency Investments, LLC, pursuant to which the Company agreed to issue up to $7,732 principal amount of 3% Original Issue Discount Senior Convertible Promissory Notes of the Company and related common stock purchase warrants. These notes may be issued from time to time, up to such aggregate principal amount, at the request of the Company, subject to certain conditions, or at the option of Energy Efficiency Investments, LLC. Interest accrues at the rate of 8% per annum on the principal amount of the notes outstanding from time to time, and is payable at maturity or, if earlier, upon conversion of these notes. The principal amount of these notes outstanding at December 29, 2018 and December 30, 2017 was $0 and $103, respectively. The debt issuance costs of the EEI note are $740 and are being amortized over 60 months. The un-amortized debt issuance costs of the EEI note as of December 29, 2018 and December 30, 2017 are $419 and $568, respectively.

Note 18:       Commitments and Contingencies

Litigation

On December 29, 2016, ARCA served a Minnesota state court complaint for breach of contract on Skybridge Americas, Inc. (“SA”), ARCA’s primary call center vendor throughout 2015 and most of 2016. ARCA seeks damages in the millions of dollars as a result of alleged overcharging by SA and lost client contracts. On January 25, 2017, SA served a counterclaim for unpaid invoices in the amount of approximately $460,000 plus interest and attorneys’ fees. On March 29, 2017, the Hennepin County district court (the “District Court”) dismissed ARCA’s breach of contract claim based on SA’s overuse of its Canadian call center but permitted ARCA’s remaining claims to proceed. Following motion practice, on January 8, 2018 the District Court entered judgment in SA’s favor, which was amended as of February 28, 2018, for a total amount of $613,566.32, including interest and attorneys’ fees. On March 4, 2019, the Minnesota Court of Appeals (the “Court of Appeals”) ruled and (i) reversed the District Court’s judgment in favor of Skybridge on the call center location claim and remanded the issue back to the District Court for further proceedings, (ii) reversed the District Court’s judgment in favor of Skybridge on the net payment issue and remanded the issue to the District Court for further proceedings, and (iii) affirmed the District Court’s judgment in Skybridge’s favor against ARCA’s claim that Skybridge breached the contract when it failed to meet the service level agreements. As a result of the decision by the Court of Appeals, the District Court’s award of interest and attorneys’ fees of $133,867.50, etc. was reversed. At December 29, 2018, ARCA had recorded a liability in the amount of $497,792 and a refundable escrow deposit of approximately $400,000 related to Skybridge litigation. The District Court is expected to release the escrow funds after a period of 30 days from the Court of Appeals decision.

On November 15, 2016, ARCA served an arbitration demand on Haier US Appliance Solutions, Inc., dba GE Appliances (“GEA”), alleging breach of contract and interference with prospective business advantage. ARCA seeks over $2 million in damages. On April 18, 2017, GEA served a counterclaim for approximately $337,000 in alleged obligations under the parties’ recycling agreement. Simultaneously with serving its counterclaim in the arbitration, which is venued in Chicago, GEA filed a complaint in the United States District Court for the Western District of Kentucky seeking damages of approximately $530,000 plus interest and attorneys’ fees allegedly owed under a previous agreement between the parties. On December 12, 2017, the court stayed GEA’s complaint in favor of the arbitration. Under the terms of ARCA’s transaction with Recleim LLC (“Recleim”), Recleim is obligated to pay GEA on ARCA’s behalf the amounts claimed by GEA in the arbitration and in the lawsuit pending in Kentucky. Those amounts Recleim is obligated to pay have been paid into escrow pending the outcome of the arbitration. The arbitration is currently scheduled for August 2019 however the parties have agreed to mediation in advance of the arbitration.

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

Operating Leases

The Company leases its office space and recycling centers under non-cancelable operating leases expiring through fiscal year 2022. Rent expense under these leases for continuing operations was $2,252 and $1,450 for the fiscal years ended December 29, 2018 and December 30, 2017, respectively. Rent expense may include certain common area charges such as taxes, maintenance, utilities and insurance.

Future minimum annual rental commitments under noncancelable operating lease agreements as of December 29, 2018 are as follows:

Fiscal year 2019	$789
Fiscal year 2020	459
Fiscal year 2021	129
Fiscal year 2022	98
Fiscal year 2023	58
$1,533

Note 19:       Series A Preferred Stock

On August 18, 2017, the Company acquired GeoTraq by way of merger. GeoTraq is engaged in the development, manufacture, and, ultimately, we expect, sale of cellular transceiver modules, also known as Mobile IoT modules. As a result of this transaction, GeoTraq became a wholly-owned subsidiary of the Company. In connection with this transaction, the Company tendered to the owners of GeoTraq $200, issued to them an aggregate of 288 shares of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”), and entered into one-year unsecured promissory notes in the aggregate principal amount of $800.

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

Subject to the third sentence of this paragraph, each holder of a share of Series A Preferred Stock has the right, exercisable at any time and from time to time (unless otherwise prohibited by law, rule or regulation, or as restricted below), to convert any or all of such holder’s shares of Series A Preferred Stock into shares of our common stock at the conversion ratio. The “conversation ratio” per share of the Series A Preferred Stock is a ratio of 1:100, meaning one share of Series A Preferred Stock, if and when converted into shares of our common stock, converts into 100 shares of our common stock. Notwithstanding anything to the contrary in the Certificate of Designation, a holder of Series A Preferred Stock may not convert any of such holder’s shares and we may not issue any shares of our common stock in connection with a conversation that would trigger any Nasdaq requirement to obtain shareholder approval prior to such conversion or issuance in connection with such conversion that would be in excess of that number of shares of common stock equivalent to 19.9% of the number of shares of common stock as of August 18, 2017; provided, however, that holders of the Series A Preferred Stock may effectuate any conversion and we are obligated to issue shares of common stock in connection with a conversion that would not trigger such a requirement. The foregoing restriction is of no further force or effect upon the approval of our stockholders in compliance with Nasdaq’s shareholder voting requirements. Notwithstanding anything to the contrary contained in the Certificate of Designation, the holders of the Series A Preferred Stock may not effectuate any conversion and we may not issue any shares of common stock in connection with a conversion until the later of (x) February 28, 2018 or (y) sixty-one days following the date on which our stockholders have approved the voting, conversion, and other potential rights of the holders of Series A Preferred Stock described in the Certificate of Designation in accordance with the relevant Nasdaq requirements. On October 23, 2018, at the Company’s 2018 Annual Meeting of Shareholders, the Company’s shareholders approved of the future conversion of the shares of Series A Preferred Stock into shares of the Company’s common stock.

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

Note 20:          Share-based compensation

We recognized share-based compensation expense of $656 and $272 for the 52 weeks ended December 29, 2018, and December 30, 2017, respectively. There is estimated future share-based compensation expense as of December 29, 2018 of $20 per month for a total of $265.

Note 21:       Shareholders’ Equity

Common Stock: Our Articles of Incorporation authorize 50 million shares of common stock that may be issued from time to time having such rights, powers, preferences and designations as the Board of Directors may determine.  During fiscal year 2018, 1,390 shares of common stock were granted and issued in lieu of professional services at a fair value of $920, and EEI converted its outstanding note into 207 shares of common stock at a fair value of $101. As of December 29, 2018, and December 30, 2017, there were 8,472 and 6,875 shares, respectively, of common stock issued and outstanding.

Stock options: The 2016 Plan authorizes the granting of awards in any of the following forms: (i) incentive stock options, (ii) nonqualified stock options, (iii) restricted stock awards, and (iv) restricted stock units, and expires on the earlier of October 28, 2026, or the date that all shares reserved under the 2016 Plan are issued or no longer available. The 2016 Plan provides for the issuance of up to 2,000 shares of common stock pursuant to awards granted under the 2016 Plan. Options granted to employees typically vest over two years, while grants to non-employee directors vest in six months. As of December 29, 2018, 20 options were outstanding under the 2016 Plan. Our 2011 Plan authorizes the granting of awards in any of the following forms: (i) stock options, (ii) stock appreciation rights, and (iii) other share-based awards, including but not limited to, restricted stock, restricted stock units or performance shares, and expires on the earlier of May 12, 2021, or the date that all shares reserved under the 2011 Plan are issued or no longer available. Options granted to employees typically vest over two years, while grants to non-employee directors vest in six months. As of December 29, 2018, 485 options were outstanding under the 2011 Plan. No additional awards will be granted under the 2011 Plan after the adoption of the 2016 Plan. Our 2006 Stock Option Plan (the “2006 Plan”) expired on June 30, 2011, but the options outstanding under the 2006 Plan continue to be exercisable in accordance with their terms. As of December 29, 2018, no options were outstanding to employees and non-employee directors under the 2006 Plan. We issue new common stock when stock options are exercised. The Company periodically grants stock options that vest based upon the achievement of performance targets. For performance-based options, the Company evaluates the likelihood of the targets being met and records the expense over the probable vesting period.

No options were issued in fiscal year 2018 and 2017.

Additional information relating to all outstanding options is as follows (in thousands, except per share data):

				Weighted Average
	Options	Weighted Average	Aggregate	Remaining
	Outstanding	Exercise Price	Intrinsic Value	Contractual Life
Balance December 31, 2016	710	$2.62	$–	4.66
Granted	–
Exercised	–
Cancelled/expired	(83)	3.04
Forfeited	–
Balance at December 30, 2017	627	$2.56	$–	4.22
Granted	–
Exercised	–
Cancelled/expired	(122)	3.98
Forfeited	–
Balance at December 29, 2018	505	$2.21	$–	3.84

The weighted average fair value per option of options granted during fiscal year 2016 was $1.12. We recognized share-based compensation expense related to option grants of $0 and $32 for fiscal years 2018 and 2017, respectively.  The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $0.51 on December 29, 2018, which theoretically could have been received by the option holders had all option holders exercised their options as of that date.  As of December 29, 2018, December 30, 2017 and December 31, 2016, there were no in-the-money options exercisable.

Based on the value of options outstanding as of December 29, 2018, we do not estimate any future share-based compensation expense for existing options issued. This estimate does not include any expense for additional options that may be granted and vest in subsequent years.

Warrants: On November 8, 2016, we issued a warrant to Energy Efficiency Investments, LLC (EEI) to purchase 167 shares of common stock at a price of $0.68 per share. The fair value of the warrant issued was $106 and it was exercisable in full at any time during a term of five years. The fair value per share of common stock underlying the warrant issued to EEI was $0.63 based on our closing stock price of $0.95. The exercise price may be reduced and the number of shares of common stock that may be purchased under the warrant may be increased if the Company issues or sells additional shares of common stock at a price lower than the then-current warrant exercise price or the then-current market price of the common stock. The shares underlying the warrant include legal restrictions regarding the transfer or sale of the shares. This warrant contains a blocker provision under which EEI does not have the right to exercise this warrant to the extent that such exercise would result in beneficial ownership by EEI, together with any of EEI’s affiliates, of more than 4.99% of the number of shares of our Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon exercise of this warrant (the “Beneficial Ownership Limitation”). EEI is entitled to, among other things, upon notice to us, increase the Beneficial Ownership Limitation to 9.99% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock upon exercise of this warrant, with such increase to take effect 61 days after such notice is delivered to us. EEI elected to increase the Beneficial Ownership Limitation to 9.99% and we elected to waive the 61-day notice period. The fair value of the EEI warrant was recorded as deferred financing costs and is being amortized over the term of the commitment.

As of December 29, 2018, and December 30, 2017, we had fully vested warrants outstanding to purchase 24 shares of common stock at a price of $3.55 per share and expire in May 2020 and 167 shares of common stock at a price of $0.68 per share.

Preferred Stock:  Our Articles of Incorporation authorize two million shares of preferred stock that may be issued from time to time in one or more series having such rights, powers, preferences and designations as the Board of Directors may determine.  In 2018, 288,588 shares (number specific – not rounded) of preferred stock were issued for the Geo Traq acquisition. See Note 19.

Note 22:       Earnings per share

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

The following table presents the computation of basic and diluted net earnings per share:

	For the Fifty Two Weeks Ended
	December 29, 2018	December 30, 2017
Basic

Net income (loss) from continuing operations	$(5,608)	$5,893
Net income from discontinued operations, net of tax	–	(5,775)
Net income (loss)	$(5,608)	$118

Basic earnings (loss) per share:
Basic earnings (loss) per share from continued operations	$(0.75)	$0.88
Basic earnings per share - discontinued operations, net of tax	–	(0.86)
Basic earnings (loss) per share	$(0.75)	$0.02

Weighted average common shares outstanding	7,475	6,708

Diluted

Diluted earnings (loss) per share:
Diluted earnings (loss) per share from continued operations	$(0.75)	$0.87
Diluted earnings per share - discontinued operations, net of tax	–	(0.85)
Diluted earnings (loss) per share	$(0.75)	$0.02

Weighted average common shares outstanding	7,475	6,708
Add: Series A Convertible Preferred Stock	–	–
Add: Common Stock Warrants	–	50
Assumed diluted weighted average common shares outstanding	7,475	6,758

Potentially dilutive securities were excluded from the calculation of diluted net income per share for years ended December 29, 2018 and December 30, 2017. The weighted average number of dilutive securities excluded were 651 and 651, respectively for each fiscal year, because the effects were anti-dilutive based on the application of the treasury stock method. Series A preferred shares issued and outstanding are excluded from dilutive securities until the conditions for conversion have been satisfied. See Note 19.

Note 23:       Major customers and suppliers

For the fiscal year ended December 29, 2018, one customer represented 10% or more of our total revenues for a combined total of 19%. For the fiscal year ended December 30, 2017, no customer represented more than 10% of our total revenues. As of December 29, 2018, three customers each represented 10% or more of our total trade receivables for a combined total of 38%. As of December 30, 2017, two customers, each represented more than 10% of our total trade receivables, for a total of 41% of our total trade receivables.

During the fiscal years ended December 29, 2018 and December 30, 2017, we purchased appliances for resale from three suppliers. We have and are continuing to secure other vendors from which to purchase appliances. However, the curtailment or loss of one of these suppliers or any appliance supplier could adversely affect our operations.

Note 24:       Defined contribution plan

We have a defined contribution salary deferral plan covering substantially all employees under Section 401(k) of the Internal Revenue Code. We contribute an amount equal to 10 cents for each dollar contributed by each employee up to a maximum of 5% of each employee’s compensation. We recognized expense for contributions to the plans of $40 and $90 for fiscal years 2018 and 2017, respectively.

Note 25:       Segment information

We operate within targeted markets through two reportable segments for continuing operations: recycling and technology. The recycling segment includes all fees charged and costs incurred for collecting, recycling and installing appliances for utilities and other customers. The recycling segment also includes byproduct revenue, which is primarily generated through the recycling of appliances and includes all revenues from AAP up until the date of deconsolidation August 15, 2017. The nature of products, services and customers for both segments varies significantly. As such, the segments are managed separately. Our Chief Executive Officer has been identified as the Chief Operating Decision Maker (“CODM”). The CODM evaluates performance and allocates resources based on sales and income from operations of each segment. Income (loss) from operations represents revenues less cost of revenues and operating expenses, including certain allocated selling, general and administrative costs. There are no intersegment sales or transfers. Our retail segment comprised of ApplianceSmart was sold on December 29, 2018, see Note 7.

The following tables present our segment information for continuing operations for fiscal years 2018 and 2017:

	Fifty Two Weeks Ended
	December 29, 2018	December 30, 2017

Revenues
Recycling	$36,794	$41,544
Technology	–	–
Total Revenues	$36,794	$41,544

Gross profit
Recycling	$11,053	$13,145
Technology	–	–
Total Gross profit	$11,053	$13,145

Operating income (loss)
Recycling	$(1,051)	$1,300
Technology	(5,046)	(1,531)
Total Operating income (loss)	$(6,097)	$(231)

Depreciation and amortization
Recycling	$268	$750
Technology	3,730	1,397
Total Depreciation and amortization	$3,998	$2,147

Interest expense
Recycling	$668	$894
Technology	–	–
Total Interest expense	$668	$894

Net income (loss) before provision for income taxes
Recycling	$(1,289)	$5,598
Technology	(5,046)	(1,531)
Total Net income (loss) before provision for income taxes	$(6,335)	$4,067

	As of	As of
	December 29,	December 30,
	2018	2017
Assets
Recycling	$13,566	$21,745
Technology	21,055	25,146
Total Assets	$34,621	$46,891

Intangible Assets
Recycling	$19	$19
Technology	20,969	24,699
Total Intangible Assets	$20,988	$24,718

Certain items have been reclassified from prior year for presentation with no effect to net income.

Note 26:       Related parties

Tony Isaac, the Company’s Chief Executive Officer, is the father of Jon Isaac, President and Chief Executive Officer of Live Ventures Incorporated and managing member of Isaac Capital Group LLC, a 15% shareholder of the Company. Tony Isaac, Chief Executive Officer, Virland Johnson, Chief Financial Officer, Richard Butler, Board of Directors member, and Dennis Gao, Board of Directors member of the Company, are Board of Directors member, Chief Financial Officer, Board of Directors member, and Board of Directors members of, respectively, Live Ventures Incorporated. The Company also shares certain executive and legal services with Live Ventures Incorporated. The total services shared were $211 and $30 for fiscal years ending December 29, 2018 and December 30, 2017, respectively. Customer Connexx rents approximately 9,879 square feet of office space from Live Ventures Incorporated at its Las Vegas, NV office. The total rent and common area expense were $174 and $213 for fiscal years ending December 29, 2018 and December 30, 2017, respectively.

On December 30, 2017, ApplianceSmart Holdings LLC (the “Purchaser”), a wholly owned subsidiary of Live Ventures Incorporated, entered into a Stock Purchase Agreement (the “Agreement”) with the Company and ApplianceSmart, Inc. (“ApplianceSmart”), a subsidiary of the Company. ApplianceSmart is a chain specializing in new and out-of-the-box appliances. Pursuant to the Agreement, the Purchaser purchased from the Company all the issued and outstanding shares of capital stock (the “Stock”) of ApplianceSmart in exchange for $6,500 (the “Purchase Price”). Effective April 1, 2018, the Purchaser issued the Company a promissory note (the “ApplianceSmart Note”) with a three-year term in the original principal amount of $3,919,494 for the balance of the purchase price. ApplianceSmart is guaranteeing the repayment of the ApplianceSmart Note. On December 26, 2018, the ApplianceSmart Note was amended and restated to grant ARCA a security interest in the assets of the Purchaser, ApplianceSmart, and ApplianceSmart Contracting Inc. in exchange for modifying the repayment terms to provide for the payment in full of all accrued interest and principal on April 1, 2021, the maturity date of the ApplianceSmart Note. On March 15, 2019, the Company entered into subordination agreements with third parties pursuant to which it agreed to subordinate the payment of indebtedness under the ApplianceSmart Note and the Company’s security interest in the assets of ApplianceSmart and other related parties in exchange for up to $1,200,000 payable within 15days of the agreement. In connection with the sale to the Purchaser, ApplianceSmart Inc. incurred $270 of transition fee expense for fiscal year 2018.

In the Company’s definitive proxy statement on Schedule 14A filed with the SEC on September 18, 2018 (the “Proxy Statement”), under the caption “Transactions with Related Parties” the Company disclosed that Tony Isaac, the Company’s Chief Executive Officer, was the sole stockholder and owner of Negotiart of America, Inc. (“Negotiart of America”), a company that provided consulting services to the Company.  After the filing of the Proxy Statement, it was determined that this was an error and that the foregoing disclosure was incorrect and that Negotiart of America is a wholly-owned subsidiary of Negotiart, Inc., a Canadian corporation.

Timothy Matula was granted 560,000 shares of common stock at a market price of $0.64 per share for services to be provided over the period of August 10, 2018 through February 9, 2020 on August 10, 2018. Timothy Matula was formerly a director of the Company.

Note 27:       Going concern

In September 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The standard requires an entity’s management to determine whether substantial doubt exists regarding the entity’s ability to continue as a going concern. The amendments denote how and when companies are obligated to disclose going concern uncertainties, which are required to be evaluated every interim and annual period. If management determines that substantial doubt exists, particular disclosures are required.

We acknowledge that we continue to face a challenging competitive environment as we continue to focus on our overall profitability, including managing expenses. We reported an operating loss of $6,097 and a net loss of $5,608 in 2018. In addition, the Company has total current assets of $8,518 and total current liabilities $9,265 resulting in a net negative working capital of $747.

The Company has available cash balances, cash generated from operating activities and funds available under the accounts receivable factoring program with Prestige Capital, to provide sufficient liquidity to fund the entity’s operations, the entity’s continued investments in center openings and remodeling activities, for at least the next twelve months. The agreement with Prestige Capital allows the company to get advance funding of 80% of an unpaid customer’s invoice amount within 2 days and the balance less a fee upon ultimate collection in cash of the invoice. The Company will be able to utilize the available funds under the accounts receivable factoring agreement to provide liquidity, to pursue acquisitions, and other strategic transactions to expand and grow the business to enhance shareholder value. Management also regularly monitors capital market conditions to ensure no other conditions or events exist that may materially affect the Company’s financial conditions and liquidity and the Company may raise additional funds through borrowings or public or private sales of debt or equity securities, if necessary.

In Item 1A. RISK FACTORS, management has addressed and evaluated the risk factors that could materially and adversely affect the entity’s business, financial condition and results of operations, cash flows and liquidity. The Company has determined the risk factors do not materially affect the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Based on the above, management has concluded that at December 28, 2018 the Company is not aware and did not identify any other conditions or events that would cause the Company to not be able to continue business as a going concern for the next twelve months.

Note 28:       Subsequent events

Sears Holdings Management Corp – Logistics Services

On February 18, 2019, the Company informed Sears Holdings Management Corp – Logistics Services (“Sears”) that Sears may have overcharged ARCA Recycling $642 and that it planned on filing a proof of claim with the trustee in the Sears’ bankruptcy against Sears for the overcharged amount. The Company requested that Sears provide contractual written proof to the contrary supporting their claim for invoices submitted in excess of the contractually agreed upon amounts for transportation services. Sears provided transportation services to ARCA Recycling in fiscal years 2013 through 2018. ARCA Recycling has $559 recorded as outstanding and un-paid accounts payable as of December 30, 2018. The Company is of the opinion that Sears owes ARCA Recycling a net amount due of $83. The overcharged amount has not been corrected in the consolidated results of the Company through December 30, 2018. The Company is in the process of preparing to file such proof of claim.

ApplianceSmart Note

On March 15, 2019, the Company entered into subordination agreements with third parties pursuant to which it agreed to subordinate the payment of indebtedness under the ApplianceSmart Note and the Company’s security interest in the assets of ApplianceSmart and other related parties in exchange for up to $1,200,000 payable within 15 days of the agreement.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure control and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 29, 2018, the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 29, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 29, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 regarding Internal Control – Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting was not effective as of December 29, 2018.

Management noted two material weaknesses in internal control, fraud, or illegal acts of which we became aware when conducting their evaluation of internal control. (i) Insufficient information technology general controls (“ITGCs”) and segregation of duties. Several employees of the Company have been provided access to Company systems when their duties do not appear to require access, or which results in a lack of segregation of duties. No authorization or lack of sufficient approval was noted on some journal entry transactions, (ii) Inadequate control design or lack of sufficient controls over significant accounting processes. Inventory and purchase controls are not sufficient. The financial close process needs additional formal procedures and closing checklists and reconciliations. Revenue recognition controls regarding transactions with sales tax elements need additional process checks and controls. Management will work to remediate these material weaknesses in a timely manner. Management did not become aware of any fraud or illegal acts when conducting their evaluation of internal control.

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

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and executive officers of the Company and their ages as of December 29, 2018, are as follows:

Name	Position with Company	Age
Richard D. Butler	Director	69
Nael Hajjar	Director	34
Dennis (De) Gao	Director	38
Tony Isaac	Director and Chief Executive Officer	64
Virland A. Johnson	Chief Financial Officer	58

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

Virland A. Johnson was appointed Chief Financial Officer of the Company on August 21, 2017. Mr. Johnson had previously served the Company as a consultant beginning in February 2017. Mr. Johnson also continues to serve as Chief Financial Officer for Live Ventures Incorporated, a holding company of diversified businesses (NASDAQ: LIVE). Prior to joining Live Ventures Incorporated, Mr. Johnson was Sr. Director of Revenue for JDA Software from February 2010 to April 2016, where he was responsible for revenue recognition determination, sales and contract support while acting as a subject matter expert. Prior to joining JDA, Mr. Johnson provided leadership and strategic direction while serving in C-Level executive roles in public and privately held companies such as Cultural Experiences Abroad, Inc., Fender Musical Instruments Corp., Triumph Group, Inc., Unitech Industries, Inc. and Younger Brothers Group, Inc. Mr. Johnson’s more than 25 years of experience is primarily in the areas of process improvement, complex debt financings, SEC and financial reporting, turn-arounds, corporate restructuring, global finance, merger and acquisitions and returning companies to profitability and enhancing shareholder value. Mr. Johnson holds a Bachelor’s degree in Accountancy from Arizona State University.

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

Based solely on its review of copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended December 29, 2019, all of its officers, directors and 10% shareholders timely complied with all Section 16(a) filing requirements.

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

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding the amendment to, or waiver from, a provision of the code of ethics by posting such information on our website at the address and location specified above and, to the extent required by the listing standards of the NASDAQ Capital Market, by filing a Current Report on Form 8-K with the SEC disclosing such information.

Audit Committee

The Audit Committee of the Board of Directors is comprised entirely of non-employee directors. In fiscal 2018, the members of the Audit Committee were Mr. Gao, Mr. Butler and Mr. Matula (until August 10, 2018). Mr. Hajjar was appointed as a member of the Audit Committee as of August 10, 2018. Each of Messrs. Gao, Butler, Matula, and Hajjar was an “independent” director as defined under NASDAQ rules. The Audit Committee is responsible for selecting and approving the Company’s independent auditors, for relations with the independent auditors, for review of internal auditing functions (whether formal or informal) and internal controls, and for review of financial reporting policies to assure full disclosure of financial condition. The Audit Committee operates under a written charter adopted by the Board of Directors, which is posted on the Company’s website at www.arcainc.com under the caption “Investor Relations - Corporate Governance.” The Board has determined that Mr. Butler is an “audit committee financial expert” as defined in SEC rules.

Compensation and Benefits Committee

The Compensation Committee of the Board of Directors is comprised entirely of non-employee directors. In fiscal 2018, the members of the Compensation Committee were Mr. Gao, Mr. Butler (Chairman) and Mr. Matula (until August 10, 2018), each of whom was also an “independent” director as defined under NASDAQ rules. The Compensation Committee is responsible for review and approval of officer salaries and other compensation and benefits programs and determination of officer bonuses. Annual compensation for the Company’s executive officers, other than the CEO, is recommended by the CEO and approved by the Compensation Committee. The annual compensation for the CEO is recommended by the Compensation Committee and formally approved by the full Board of Directors. The Compensation Committee may approve grants of equity awards under the Company’s stock compensation plans.

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

Governance Committee

The Nominating and Corporate Governance Committee (the "Governance Committee") is comprised entirely of non-employee directors. In fiscal 2018, the members of the Governance Committee were Mr. Gao (Chairman), Mr. Butler and Mr. Matula (until August 10, 2018), each of whom was also an “independent” director as defined under NASDAQ rules. The primary purpose of the Governance Committee is to ensure an appropriate and effective role for the Board of Directors in the governance of the Company.  The principal recurring duties and responsibilities of the Governance Committee include (i) making recommendations to the Board regarding the size and composition of the Board, (ii) identifying and recommending to the Board of Directors candidates for election as directors, (iii) reviewing the Board’s committee structure, composition and membership and recommending to the Board candidates for appointment as members of the Board’s standing committees, (iv) reviewing and recommending to the Board corporate governance policies and procedures, (v) reviewing the Company’s Code of Business Ethics and Conduct and compliance therewith, and (vi) ensuring that emergency succession planning occurs for the positions of Chief Executive Officer, other key management positions, the Board chairperson and Board members. The Governance Committee operates under a written charter adopted by the Board of Directors in March 2011, which is posted on the Company’s website at www.ARCAInc.com under the caption “Investor Relations - Corporate Governance.”

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

The following table sets forth the cash and non-cash compensation for fiscal years ended December 29, 2018 and December 30, 2017, earned by each person who served as Chief Executive Officer during fiscal 2018, and our other two most highly compensated executive officers who held office as of December 29, 2018 (“named executive officers”):

Summary Compensation Table for Fiscal Year Ended December 29, 2018

Name and Principal Position (1)	Year	Salary ($)	Bonus ($)	Stock Award ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Tony Isaac Chief Executive Officer	2018	542,719	–	262,400 (2)	–	–	805,119
	2017	550,253	–	–	–	–	550,253
Virland A. Johnson Chief Financial Officer (3)	2018	123,559	–	128,000 (4)	–	57,000	308,559
	2017	57,802	–	–	–	50,000	107,802

(1)	The Company only had two executive officers for the fiscal year ended December 29, 2018.

(2)	This amount reflects the fair value of a stock grant awarded to Mr. Isaac during fiscal 2018. The shares were fully vested upon grant. See Notes 20 and 21 to the Company's consolidated financial statements.

(3)	Mr. Johnson was appointed Chief Financial Officer of the Company on August 21, 2017.

(4)	This amount reflects the fair value of a stock grant awarded to Mr. Johnson during fiscal 2018. The shares were fully vested upon grant. See Notes 20 and 21 to the Company's consolidated financial statements.

Outstanding Equity Awards at December 29, 2018

The following table provides a summary of equity awards outstanding for our Named Executive Officers at December 29, 2018:

Name	Number of Securities Underlying Unexercised Options (in shares) Exercisable		Number of Securities Underlying Unexercised Options (in shares) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Tony Isaac	10,000	(1)	–	1.98	05/18/2025
Virland A. Johnson	–		–	–	–

_______________________

(1)	Options granted May 18, 2015 and vested six months thereafter.

Stock Option Plans

The Company uses stock options to attract and retain executives, directors, consultants and key employees. Stock options are currently outstanding under three stock option plans. The Company’s 2016 Equity Incentive Plan (the “2016 Plan”) was adopted by the Board of Directors in October 2016 and approved by the shareholders at the 2016 annual meeting of shareholders. Under the 2016 Plan, the Company has reserved an aggregate of 2,000,000 shares of its common stock for option grants. The Company’s 2011 Stock Compensation Plan (the “2011 Plan”) was adopted by the Board of Directors in March 2011 and approved by the shareholders at the 2011 annual meeting of shareholders. Under the 2011 Plan, the Company reserved an aggregate of 700,000 shares of its common stock for option grants. The 2011 Plan expired on December 29, 2016, but options granted under the 2011 Plan before it expired will continue to be exercisable in accordance with their terms. The Company’s 2006 Stock Option Plan (the “2006 Plan”) was adopted by the Board of Directors in March 2006 and approved by the shareholders at the 2006 annual meeting of shareholders. The 2006 Plan expired on June 30, 2011, but options granted under the 2006 Plan before it expired will continue to be exercisable in accordance with their terms. As of December 29, 2018, options to purchase an aggregate of 504,500 shares were outstanding, including options for 20,000 shares under the 2016 Plan and options for 484,500 shares under the 2011 Plan. The Plans are administered by the Compensation Committee or the full Board of Directors acting as the Committee.

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

The table below presents cash and non-cash compensation paid to non-employee directors during the last fiscal year.

Non-Management Director Compensation for Fiscal Year Ended December 29, 2018

Name (1)	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Dennis (De) Gao	30,000	–	–	30,000
Richard D. Butler	30,000	–	32,000 (2)	62,000
Timothy Matula (3)	15,419	–	–	15,419
Nael Hajjar (4)	5,652	–	–	5,652

_______________________

(1)	The Chairperson of the Audit Committee received an additional annual fee of $6,000 and each other member of the Audit Committee received an additional annual fee of $6,000. All of the Company’s directors were reimbursed for reasonable travel expenses incurred in attending meetings.

(2)	This amount reflects the fair value of the stock granted during fiscal 2018. Stock grants issued in fiscal 2018 were valued at the market price of the Company’s common stock on the date of grant.

(3)	Mr. Matula resigned from the Board of Directors effective August 10, 2018.

(4)	Mr. Hajjar was appointed to the Board of Directors effective August 10, 2018.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth as of March 29, 2019 the beneficial ownership of common stock by each of the Company’s directors, each of the named executive officers, and all directors and executive officers of the Company as a group, as well as information about beneficial owners of 5% or more of the Company’s voting securities. Beneficial ownership includes shares that may be acquired in the next 60 days through the exercise of options or warrants.

Beneficial Owner	Position with Company	Number of Shares Beneficially Owned (1)	Percent of Outstanding Common (2)
Directors and executive officers:
Tony Isaac (3)	Director, Chief Executive Officer	470,000	5.5%
Virland A. Johnson	Chief Financial Officer	260,000	3.1%
Richard D. Butler (3)	Director	90,000	1.1%
Dennis (De) Gao (3)	Director	20,000	*
Nael Hajjar (3) (5)	Director	–
All directors and executive officers as a group (5 persons) (3)		840,000	9.9%
Other 5% shareholders:
Isaac Capital Group, LLC (6)		1,251,993	14.7%
Abacab Capital Management (7)		439,587	5.2%
Timothy Matula (4)		570,000	6.7%
Energy Efficiency Investments, LLC (8)		1,005,610	11.8%

_______________________

* Indicates ownership of less than 1% of the outstanding shares

(1)	Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to such shares.

(2)	Applicable percentage of ownership is based on 8,472,651 shares of common stock outstanding as of March 29, 2019 plus, for each shareholder, all shares that such shareholder could purchase within 60 days upon the exercise of existing stock options and warrants.

(3)	Includes shares which could be purchased within 60 days upon the exercise of existing stock options or warrants, as follows: Mr. Isaac, 10,000 shares; Mr. Butler, 20,000 shares; Mr. Gao, 20,000 shares; and all directors and executive officers as a group, 50,000 shares. The address for each individual is 175 Jackson Avenue North, Suite 102, Minneapolis, Minnesota 55343.

(4)	Mr. Matula resigned from the Board of Directors effective August 10, 2018.

(5)	Mr. Hajjar was appointed to the Board of Directors effective August 10, 2018.

(6)	According to a Schedule 13D/A filed September 11, 2018, Isaac Capital Group, LLC (“Isaac Capital”) beneficially owned 1,251,993 shares of common stock. Isaac Capital has sole dispositive power as to all 1,251,993 shares and sole voting power as to 1,251,993 shares. The address for Isaac Capital is 3525 Del Mar Heights Road, Suite 765, San Diego, CA 92130.

(7)	According to a Schedule 13G filed March 11, 2015, Abacab Capital Management, LLC (“Abacab”) beneficially owned 439,587 shares of common stock. Abacab has sole dispositive and voting power as to all 439,587 shares. The address for Abacab is 33 W. 38th Street, New York, NY 10018.

(8)	According to a Schedule 13G/A filed September 7, 2018, Energy Efficiency Investments, LLC (“EEI”) beneficially owns 838,793 shares of common stock. The foregoing includes 166,817 shares of Common Stock issuable upon exercise of a common stock purchase warrant (the “Warrant”). EEI has sole dispositive and voting power as to all 838,793 shares. The address for EEI is 600 Anton Boulevard, Suite 9000, Costa Mesa, CA 92626-7221.

Beneficial Ownership of Series A Preferred Stock

The following table sets forth as of March 29, 2019 the beneficial ownership of Series A Preferred Stock by each owner of 5% or more of the Company’s Series A Preferred Stock. No officers or directors of the Company have beneficial ownership of Series A Preferred Stock. Beneficial ownership includes shares that may be acquired in the next 60 days through the exercise of options or warrants.

Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Outstanding Series A Preferred (2)
Gregg Sullivan (3)	28,859	11.1%
Juan Yunis (4)	216,729	83.4%
Isaac Capital Group, LLC (5)	14,141	5.5%

_______________________

(1)	Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to such shares.

(2)	Applicable percentage of ownership is based on 259,729 shares of Series A Preferred Stock outstanding as of March 29, 2019 plus, for each shareholder, all shares that such shareholder could purchase within 60 days upon the exercise of existing stock options and warrants.

(3)	The business address for Mr. Sullivan is c/o Appliance Recycling Centers of America, Inc., 175 Jackson Avenue North, Suite 102, Minneapolis, Minnesota 55343. On January 16, 2019, GeoTraq terminated the employment of Mr. Sullivan pursuant to the terms of the employment agreement dated August 18, 2017 (the “Employment Agreement”) between GeoTraq and Mr. Sullivan. Under the terms of the Employment Agreement, 28,859 of the shares of the Company’s Series A Preferred Stock owned by Mr. Sullivan immediately prior to the termination are deemed to have been returned to the Company’s treasury for cancellation effective as of January 16, 2019, without the requirement that either Mr. Sullivan or the Company take any further action. The remaining 28,859 shares of Series A Preferred Stock owned by Mr. Sullivan may not be sold or otherwise transferred by him until January 17, 2020.

(4)	The business address for Mr. Yunis is c/o Appliance Recycling Centers of America, Inc., 175 Jackson Avenue North, Suite 102, Minneapolis, Minnesota 55343.

(5)	The address for Isaac Capital Group, LLC is 3525 Del Mar Heights Road, Suite 765, San Diego, CA 92130.

The following table gives aggregate information under our equity compensation plans as of December 29, 2018:

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options and Warrants	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans, Excluding Securities Reflected in Column (a)
Equity compensation plans approved by shareholders	504,500	$2.21	2,033,000
Equity compensation plans not approved by shareholders	–	$–	–
Total	504,500	$2.21	2,033,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Related Party Transactions

Tony Isaac, the Company’s Chief Executive Officer, is the father of Jon Isaac, President and Chief Executive Officer of Live Ventures Incorporated and managing member of Isaac Capital Group LLC, a 15% shareholder of the Company. Tony Isaac, Chief Executive Officer, Virland Johnson, Chief Financial Officer, Richard Butler, Board of Directors member, and Dennis Gao, Board of Directors member of the Company, are Board of Directors member, Chief Financial Officer, Board of Directors member, and Board of Directors members of, respectively, Live Ventures Incorporated. The Company also shares certain executive and legal services with Live Ventures Incorporated. The total services shared were $211 and $30 for fiscal years ending December 29, 2018 and December 30, 2017, respectively. Customer Connexx rents approximately 9,879 square feet of office space from Live Ventures Incorporated at its Las Vegas, NV office. The total rent and common area expense were $174 and $213 for fiscal years ending December 29, 2018 and December 30, 2017, respectively.

On December 30, 2017, ApplianceSmart Holdings LLC (the “Purchaser”), a wholly owned subsidiary of Live Ventures Incorporated, entered into a Stock Purchase Agreement (the “Agreement”) with the Company and ApplianceSmart, Inc. (“ApplianceSmart”), a subsidiary of the Company. ApplianceSmart is a chain specializing in new and out-of-the-box appliances. Pursuant to the Agreement, the Purchaser purchased from the Company all the issued and outstanding shares of capital stock (the “Stock”) of ApplianceSmart in exchange for $6,500 (the “Purchase Price”). Effective April 1, 2018, Purchaser issued the Company a promissory note with a three-year term in the original principal amount of $3,919,494 (exact amount) for the balance of the purchase price. ApplianceSmart is guaranteeing the repayment of this promissory note. On December 26, 2018, the ApplianceSmart Note was amended and restated to grant ARCA a security interest in the assets of the Purchaser, ApplianceSmart, and ApplianceSmart Contracting Inc. in exchange for modifying the repayments terms to provide for the payment in full of all accrued interest and principal on April 1, 2021, the maturity date of the ApplianceSmart Note. On March 15, 2019, the Company entered into agreements with third parties pursuant to which it agreed to subordinate the payment of indebtedness under the ApplianceSmart Note and the Company’s security interest in the assets of ApplianceSmart and other related parties in exchange for up to $1,200. See Note 7. In connection with the sale to the Purchaser, ApplianceSmart Inc. incurred $270 of transition fee expense for fiscal year 2018.

In the Company’s definitive proxy statement on Schedule 14A filed with the SEC on September 18, 2018 (the “Proxy Statement”), under the caption “Transactions with Related Parties” the Company disclosed that Tony Isaac, the Company’s Chief Executive Officer, was the sole stockholder and owner of Negotiart of America, Inc. (“Negotiart of America”), a company that provided consulting services to the Company.  After the filing of the Proxy Statement, it was determined that this was an error and that the foregoing disclosure was incorrect and that Negotiart of America is a wholly-owned subsidiary of Negotiart, Inc., a Canadian corporation.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Auditors by the Company During Most Recent Fiscal Years

Anton & Chia, LLP served as the independent auditor for the Company for fiscal year 2016 and reviewed three quarters of fiscal year 2017. Weinberg & Company, P.A. was retained briefly and then subsequently dismissed as the Company’s independent auditor of fiscal year 2017. Weinberg & Company did not audit or provide an opinion on any of the Company’s financial statements. SingerLewak LLP has served as Company auditor since fiscal year 2017. The Company either paid fees or estimates that it will pay audit fees to Anton & Chia, LLP, for the fiscal year ended December 30, 2017, Weinberg & Company for fiscal year ended December 30, 2017 and SingerLewak LLP for fiscal years ended December 29, 2018 and December 30, 2017 for the following professional services:

Description	December 29, 2018	December 30, 2017

Audit fees, SingerLewak LLP	$210,000	$150,000
Audit fees, other	$46,200	$79,000

__________________

(1)	Audit fees consist of fees for professional services rendered in connection with the audit of the Company’s year-end financial statements, quarterly reviews of financial statements included in the Company’s quarterly reports, services rendered relative to regulatory filings, and attendance at Audit Committee meetings.

The Audit Committee of the Board of Directors has considered whether the provision of the services described above was and is compatible with maintaining the independence of Anton & Chia, LLP, Weinberg & Company, and SingerLewak LLP.

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditors. All the fees and services for fiscal 2018 and fiscal 2017 were approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Financial Statement Schedules and Exhibits

	1	Financial Statements
See Index to Financial Statements under Item 8 of this report.

	2	Financial Statement Schedules
None.

	3	Exhibits
See Index to Exhibits

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

March 29, 2019	APPLIANCE RECYCLING CENTERS OF AMERICA, INC. (Registrant)

	By	/s/ Tony Isaac
Tony Isaac
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer
/s/ Tony Isaac	Chief Executive Officer	March 29, 2019
Tony Isaac

Principal Financial and Accounting Officer
/s/ Virland A. Johnson	Chief Financial Officer	March 29, 2019
Virland A. Johnson

Directors
/s/ Tony Isaac	Director	March 29, 2019
Tony Isaac

/s/ Richard Butler	Director	March 29, 2019
Richard Butler

/s/ Dennis Gao	Director	March 29, 2019
Dennis Gao

/s/ Nael Hajjar	Director	March 29, 2019
Nael Hajjar

Index to Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of Appliance Recycling Centers of America, Inc. [filed as Exhibit 3.3 to the Company’s Form 8-K filed on March 13, 2018 (File No. 0-19621) and incorporated herein by reference]
3.2	Articles of Conversion [filed as Exhibit 3.1 to the Company’s Form 8-K filed on March 13, 2018 (File No. 0-19621) and incorporated herein by reference].
3.3	Articles of Conversion [filed as Exhibit 3.2 to the Company’s Form 8-K filed on March 13, 2018 (File No. 0-19621) and incorporated herein by reference].
3.4	Certificate of Correction to Articles of Incorporation [filed as Exhibit 3.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2018 (File No 0-19621) and incorporated herein by reference].
3.5	Bylaws of Appliance Recycling Centers of America, Inc. [filed as Exhibit 3.4 to the Company’s Form 8-K filed on March 13, 2018 (File No. 0-19621) and incorporated herein by reference].
3.6	First Amendment to Bylaws of Appliance Recycling Centers of America, Inc. [filed as Exhibit 3.1 to the Company’s Form 8-K filed on December 31, 2018 (File No. 0-19621) and incorporated herein by reference].
10.1*	2006 Stock Option Plan (filed with the Company’s Schedule 14A on March 31, 2006 and incorporated herein by reference).
10.2*	2011 Stock Compensation Plan (filed with the Company’s Schedule 14A on March 31, 2011 and incorporated herein by reference).
10.3*	2016 Equity Incentive Plan [filed as Exhibit 10.3 to the Company’s Form 10-K for the fiscal year ended December 31, 2016 (File No. 0-19621) and incorporated herein by reference]
10.4	Revolving Credit, Term Loan and Security Agreement dated January 24, 2011, between PNC Bank, National Association and the Company [filed as Exhibit No. 10.11 to the Company’s Form 10-K for the fiscal year ended January 1, 2011 (File No. 0-19621) and incorporated herein by reference].
10.5	Amendment No. 1, dated December 30, 2011, to Revolving Credit, Term Loan and Security Agreement dated January 24, 2011, between PNC Bank, National Association and the Company [filed as Exhibit No. 10.8 to the Company's Form 10-K for the fiscal year ended December 31, 2011 (File No. 0-19621) and incorporated herein by reference].
10.6	Amendment No. 2, dated March 22, 2012, to Revolving Credit, Term Loan and Security Agreement dated January 24, 2011, between PNC Bank, National Association and the Company [filed as Exhibit No. 10.1 to the Company's Form 10-Q for the quarter ended March 29, 2012 (File No. 0-19621) and incorporated herein by reference].
10.7	Amendment No. 3, dated March 14, 2013, to Revolving Credit, Term Loan and Security Agreement dated January 24, 2011, between PNC Bank, National Association and the Company [filed as Exhibit No. 10.10 to the Company's Form 10-K for the fiscal year ended December 29, 2012 (File No. 0-19621) and incorporated herein by reference].
10.8	Amendment No. 4, dated September 27, 2013, to Revolving Credit, Term Loan and Security Agreement dated January 24, 2011, between PNC Bank, National Association and the Company [filed as Exhibit No. 10.3 to the Company's Form 10-Q for the quarterly period ended September 28, 2013 (File No. 0-19621) and incorporated herein by reference].
10.9	Amendment No. 5, dated January 22, 2016, to Revolving Credit, Term Loan and Security Agreement dated January 24, 2011, between PNC Bank, National Association and the Company [filed as Exhibit 10.9 to the Company’s Form 10-K for the fiscal year ended December 30, 2017 (File No. 0-19621) and incorporated herein by reference].
10.10	Amendment No. 6, dated January 31, 2017, to Revolving Credit, Term Loan and Security Agreement dated January 24, 2011, between PNC Bank, National Association and the Company [filed as Exhibit 10.10 to the Company’s Form 10-K for the fiscal year ended December 31, 2016 (File No. 0-19621) and incorporated herein by reference]
10.11	Amendment No. 7, dated May 4, 2017, to Revolving Credit, Term Loan and Security Agreement dated January 24, 2011, between PNC Bank, National Association and the Company [filed as Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended December 30, 2017 (File No. 0-19621) and incorporated herein by reference]
10.12	Term Loan dated January 24, 2011, between PNC Bank, National Association and ARCA Advanced Processing, LLC [filed as Exhibit No. 10.12 to the Company's Form 10-K for the fiscal year ended January 1, 2011 (File No. 0-19621) and incorporated herein by reference].
10.13	Term Loan facility dated March 10, 2011, between Susquehanna Bank and ARCA Advanced Processing, LLC, pursuant to the guidelines of the U.S. Small Business Administration 7(a) Loan Program, including $2,100,000 term loan, $1,400,000 term loan and $1,250,000 term loan, guaranties by the Company and others, and security agreements [filed as Exhibit No. 10.13 to the Company’s Form 10-Q for the quarterly period ended April 2, 2011 (File No. 0-19621) and incorporated herein by reference].
10.14	ARCA Advanced Processing, LLC Joint Venture Agreement dated October 20, 2009, between 4301 Operations, LLC and the Company, as amended by Amendment No. 1 dated June 3, 2010, and Amendment No. 2 dated February 15, 2011 [filed as Exhibit No. 10.16 to the Company's Form 10-K for the fiscal year ended December 28, 2013 (File No. 0-19621) and incorporated herein by reference].

10.15	Securities Purchase Agreement dated November 8, 2016, between Energy Efficiency Investments, LLC and the Company [filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended October 1, 2016 (File No. 0-19621) and incorporated herein by reference].
10.16	Form of 3% Original Issue Discount Senior Convertible Promissory Note issuable under Securities Purchase Agreement dated November 8, 2016, between Energy Efficiency Investments, LLC and the Company [filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended October 1, 2016 (File No. 0-19621) and incorporated herein by reference].
10.17	Form of Common Stock Purchase Warrant issuable under Securities Purchase Agreement dated November 8, 2016, between Energy Efficiency Investments, LLC and the Company[ filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended October 1, 2016 (File No. 0-19621) and incorporated herein by reference].
10.18	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate dated December 12, 2016, between Terreno Acacia LLC and the Company [filed as Exhibit 10.17 to the Company’s Form 10-K for the fiscal year ended December 31, 2016 (File No. 0-19621) and incorporated herein by reference].
10.19	Credit and Security Agreement dated May 10, 2017, among the Company, ApplianceSmart, Inc., ARCA Recycling, Inc., Customer Connexx LLC, and MidCap Financial Trust [filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended July 1, 2017 (File No. 0-19621) and incorporated herein by reference].
10.20	Revolving Loan Note dated May 10, 2017, among the Company, ApplianceSmart, Inc., ARCA Recycling, Inc., Customer Connexx LLC, and MidCap Financial Trust [filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended July 1, 2017 (File No. 0-19621) and incorporated herein by reference].
10.21	Pledge Agreement dated May 10,2017, between the Company and MidCap Financial Trust [filed as Exhibit 10.3 to the Company’s Current Report on Form 10-Q for the quarterly period ended July 1, 2017 (File No. 0-19621) and incorporated herein by reference].
10.22	Letter Agreement dated August 14, 2017, between the Company and MidCap Financial Trust [filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended July 1, 2017 (File No. 0-19621) and incorporated herein by reference].
10.23	Equity Purchase Agreement dated August 15, 2017, between 4301 Operations, LLC and the Company [filed as Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended July 1, 2017 (File No. 0-19621) and incorporated herein by reference].
10.24	Asset Purchase Agreement dated August 15, 2017, among ARCA Advanced Processing, LLC, 4301 Operations, LLC, Brian Conners, James Ford and Recleim PA, LLC [filed as Exhibit 10.6 to the Company’s Form 10-Q for the quarterly period ended July 1, 2017 (File No. 0-19621) and incorporated herein by reference].
10.25	Agreement dated August 14, 2017 between Recleim, LLC and the Company [filed as Exhibit 10.7 to the Company’s Current Report on Form 10-Q for the quarterly period ended July 1, 2017 (File No. 0-19621) and incorporated herein by reference].
10.26	Patent License Agreement dated August 14, 2017 between the Company and Recleim PA, LLC [filed as Exhibit 10.8 to the Company’s Form 10-Q for the quarterly period ended July 1, 2017 (File No. 0-19621) and incorporated herein by reference].
10.27	Agreement and Plan of Merger dated August 18, 2017, between the Company, Appliance Recycling Acquisition Corp., GeoTraq Inc., and the stockholders of GeoTraq Inc. [filed as Exhibit 10.9 to the Company’s Form 10-Q / A for the quarterly period ended July 1, 2017 (File No. 0-19621) and incorporated herein by reference].
10.28	Stock Purchase Agreement dated December 30, 2017 [filed as Exhibit 10.28 to the Company’s Form 10-K for the fiscal year ended December 30, 2017 (File No. 0-19621) and incorporated herein by reference]
10.29	Amended and Restated Promissory Note, effective April 1, 2018, issued by ApplianceSmart Holdings LLC [filed as Exhibit 10.1 to the Company’s Form 8-K filed on December 31, 2018 (File No. 0-19621) and incorporated herein by reference].
10.30	Security Agreement dated December 26, 2018 by and between ApplianceSmart Holdings LLC and Appliance Recycling Centers of America, Inc. [filed as Exhibit 10.2 to the Company’s Form 8-K filed on December 31, 2018 (File No. 0-19621) and incorporated herein by reference].
10.31	Security Agreement dated December 26, 2018 by and between ApplianceSmart, Inc. and Appliance Recycling Centers of America, Inc. [filed as Exhibit 10.3 to the Company’s Form 8-K filed on December 31, 2018 (File No. 0-19621) and incorporated herein by reference].
10.32	Security Agreement dated December 26, 2018 by and between ApplianceSmart Contracting Inc. and Appliance Recycling Centers of America, Inc. [filed as Exhibit 10.4 to the Company’s Form 8-K filed on December 31, 2018 (File No. 0-19621) and incorporated herein by reference].
10.33	Subordination Agreement, dated March 15, 2019, from Appliance Recycling Centers of America, Inc. to Crossroads Financing, LLC [filed as Exhibit 10.1 to the Company’s Form 8-K filed on March 15, 2019 (File No. 0-19621) and incorporated herein by reference].
10.34	Intercreditor and Subordination Agreement, dated March [18], 2019, by and between Appliance Recycling Centers of America, Inc. and Crossroads Financing, LLC [filed as Exhibit 10.2 to the Company’s Form 8-K filed on March 15, 2019 (File No. 0-19621) and incorporated herein by reference].
16.1	Letter of Weinberg & Company, P.A. [filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on March 28, 2018 (File No. 0-19621) and incorporated herein by reference]
16.2	Letter of Anton & Chia, LLP [filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on March 8, 2018 (File No. 0-19621) and incorporated herein by reference]
21.1+	Subsidiaries of Appliance Recycling Centers of America, Inc.
23.1+	Consent of SingerLewak LLP, Independent Registered Public Accounting Firm.
31.1+	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	The following materials from our Annual Report on Form 10-K for the fiscal year ended December 29, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Notes to Consolidated Financial Statements, and (vi) document and entity information.
*	Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(a)3 of this Form 10-K.
**	To be filed by amendment.
+	Filed herewith.
†	Furnished herewith.

