Form 10-K/A
period 2018-12-29
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2019-04-02
CIK 862861

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to amend and restate in their entirety the following items of our Annual Report on Form 10-K for the fiscal year ended December 29, 2018 as originally filed with the Securities and Exchange Commission on March 29, 2019 (the “Original Form 10-K”): (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and (iii)  Item 6 of Part II, “Exhibits”, and we have also updated the signature page, Exhibit 23.1, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-K/A restates in its entirety, as amended, our Original Form 10-K. This report on Form 10-K/A is presented as of the filing date of the Original Form 10-K and does not reflect events occurring after that date or modify or update disclosures in any way other than as required to reflect the restatement described below.

This Amendment No. 1 to the Annual Report on Form 10-K is being filed to (i) furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T, (ii) correct typographical errors in our consolidated statements of changes in stockholders’ equity, specifically correcting certain numbers in Net loss row for the fiscal year ended December 30, 2017, specifically to correct amounts under the columns titled “Accumulated Other Comprehensive Deficit”, “Accumulated Deficit”, “Total”, “Noncontrolling Interest”, and “Total Stockholders’ Equity” that were off by one column; and (iii) to correct the placement of the caption heading for Note 17 in the Notes to Consolidated Financial Statements, from the body of Note 16 to its proper location at the beginning of Note 17. No other changes have been made to the Original Form 10-K.

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

No options were issued in fiscal year 2018 and 2017.

Additional information relating to all outstanding options is as follows (in thousands, except per share data):

	Options	Weighted Average Exercise	Aggregate Intrinsic	Weighted Average Remaining Contractual
	Outstanding	Price	Value	Life
Balance December 31, 2016	710	$2.62	$–	4.66
Granted	–
Exercised	–
Cancelled/expired	(83)	3.04
Forfeited	–
Balance at December 30, 2017	627	$2.56	$–	4.22
Granted	–
Exercised	–
Cancelled/expired	(122)	3.98
Forfeited	–
Balance at December 29, 2018	505	$2.21	$–	3.84

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

April 2, 2019	APPLIANCE RECYCLING CENTERS OF AMERICA, INC. (Registrant)

	By	/s/ Tony Isaac
Tony Isaac
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer
/s/ Tony Isaac	Chief Executive Officer	April 2, 2019
Tony Isaac

Principal Financial and Accounting Officer
/s/ Virland A. Johnson	Chief Financial Officer	April 2, 2019
Virland A. Johnson

Directors
/s/ Tony Isaac	Director	April 2, 2019
Tony Isaac

/s/ Richard Butler	Director	April 2, 2019
Richard Butler

/s/ Dennis Gao	Director	April 2, 2019
Dennis Gao

/s/ Nael Hajjar	Director	April 2, 2019
Nael Hajjar

Index to Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of Appliance Recycling Centers of America, Inc. [filed as Exhibit 3.3 to the Company’s Form 8-K filed on March 13, 2018 (File No. 0-19621) and incorporated herein by reference]
3.2	Articles of Conversion [filed as Exhibit 3.1 to the Company’s Form 8-K filed on March 13, 2018 (File No. 0-19621) and incorporated herein by reference].
3.3	Articles of Conversion [filed as Exhibit 3.2 to the Company’s Form 8-K filed on March 13, 2018 (File No. 0-19621) and incorporated herein by reference].
3.4	Certificate of Correction to Articles of Incorporation [filed as Exhibit 3.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2018 (File No 0-19621) and incorporated herein by reference].
3.5	Bylaws of Appliance Recycling Centers of America, Inc. [filed as Exhibit 3.4 to the Company’s Form 8-K filed on March 13, 2018 (File No. 0-19621) and incorporated herein by reference].
3.6	First Amendment to Bylaws of Appliance Recycling Centers of America, Inc. [filed as Exhibit 3.1 to the Company’s Form 8-K filed on December 31, 2018 (File No. 0-19621) and incorporated herein by reference].
10.1*	2006 Stock Option Plan (filed with the Company’s Schedule 14A on March 31, 2006 and incorporated herein by reference).
10.2*	2011 Stock Compensation Plan (filed with the Company’s Schedule 14A on March 31, 2011 and incorporated herein by reference).
10.3*	2016 Equity Incentive Plan [filed as Exhibit 10.3 to the Company’s Form 10-K for the fiscal year ended December 31, 2016 (File No. 0-19621) and incorporated herein by reference]
10.4	Revolving Credit, Term Loan and Security Agreement dated January 24, 2011, between PNC Bank, National Association and the Company [filed as Exhibit No. 10.11 to the Company’s Form 10-K for the fiscal year ended January 1, 2011 (File No. 0-19621) and incorporated herein by reference].
10.5	Amendment No. 1, dated December 30, 2011, to Revolving Credit, Term Loan and Security Agreement dated January 24, 2011, between PNC Bank, National Association and the Company [filed as Exhibit No. 10.8 to the Company's Form 10-K for the fiscal year ended December 31, 2011 (File No. 0-19621) and incorporated herein by reference].
10.6	Amendment No. 2, dated March 22, 2012, to Revolving Credit, Term Loan and Security Agreement dated January 24, 2011, between PNC Bank, National Association and the Company [filed as Exhibit No. 10.1 to the Company's Form 10-Q for the quarter ended March 29, 2012 (File No. 0-19621) and incorporated herein by reference].
10.7	Amendment No. 3, dated March 14, 2013, to Revolving Credit, Term Loan and Security Agreement dated January 24, 2011, between PNC Bank, National Association and the Company [filed as Exhibit No. 10.10 to the Company's Form 10-K for the fiscal year ended December 29, 2012 (File No. 0-19621) and incorporated herein by reference].
10.8	Amendment No. 4, dated September 27, 2013, to Revolving Credit, Term Loan and Security Agreement dated January 24, 2011, between PNC Bank, National Association and the Company [filed as Exhibit No. 10.3 to the Company's Form 10-Q for the quarterly period ended September 28, 2013 (File No. 0-19621) and incorporated herein by reference].
10.9	Amendment No. 5, dated January 22, 2016, to Revolving Credit, Term Loan and Security Agreement dated January 24, 2011, between PNC Bank, National Association and the Company [filed as Exhibit 10.9 to the Company’s Form 10-K for the fiscal year ended December 30, 2017 (File No. 0-19621) and incorporated herein by reference].
10.10	Amendment No. 6, dated January 31, 2017, to Revolving Credit, Term Loan and Security Agreement dated January 24, 2011, between PNC Bank, National Association and the Company [filed as Exhibit 10.10 to the Company’s Form 10-K for the fiscal year ended December 31, 2016 (File No. 0-19621) and incorporated herein by reference]
10.11	Amendment No. 7, dated May 4, 2017, to Revolving Credit, Term Loan and Security Agreement dated January 24, 2011, between PNC Bank, National Association and the Company [filed as Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended December 30, 2017 (File No. 0-19621) and incorporated herein by reference]
10.12	Term Loan dated January 24, 2011, between PNC Bank, National Association and ARCA Advanced Processing, LLC [filed as Exhibit No. 10.12 to the Company's Form 10-K for the fiscal year ended January 1, 2011 (File No. 0-19621) and incorporated herein by reference].
10.13	Term Loan facility dated March 10, 2011, between Susquehanna Bank and ARCA Advanced Processing, LLC, pursuant to the guidelines of the U.S. Small Business Administration 7(a) Loan Program, including $2,100,000 term loan, $1,400,000 term loan and $1,250,000 term loan, guaranties by the Company and others, and security agreements [filed as Exhibit No. 10.13 to the Company’s Form 10-Q for the quarterly period ended April 2, 2011 (File No. 0-19621) and incorporated herein by reference].
10.14	ARCA Advanced Processing, LLC Joint Venture Agreement dated October 20, 2009, between 4301 Operations, LLC and the Company, as amended by Amendment No. 1 dated June 3, 2010, and Amendment No. 2 dated February 15, 2011 [filed as Exhibit No. 10.16 to the Company's Form 10-K for the fiscal year ended December 28, 2013 (File No. 0-19621) and incorporated herein by reference].

10.15	Securities Purchase Agreement dated November 8, 2016, between Energy Efficiency Investments, LLC and the Company [filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended October 1, 2016 (File No. 0-19621) and incorporated herein by reference].
10.16	Form of 3% Original Issue Discount Senior Convertible Promissory Note issuable under Securities Purchase Agreement dated November 8, 2016, between Energy Efficiency Investments, LLC and the Company [filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended October 1, 2016 (File No. 0-19621) and incorporated herein by reference].
10.17	Form of Common Stock Purchase Warrant issuable under Securities Purchase Agreement dated November 8, 2016, between Energy Efficiency Investments, LLC and the Company[ filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended October 1, 2016 (File No. 0-19621) and incorporated herein by reference].
10.18	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate dated December 12, 2016, between Terreno Acacia LLC and the Company [filed as Exhibit 10.17 to the Company’s Form 10-K for the fiscal year ended December 31, 2016 (File No. 0-19621) and incorporated herein by reference].
10.19	Credit and Security Agreement dated May 10, 2017, among the Company, ApplianceSmart, Inc., ARCA Recycling, Inc., Customer Connexx LLC, and MidCap Financial Trust [filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended July 1, 2017 (File No. 0-19621) and incorporated herein by reference].
10.20	Revolving Loan Note dated May 10, 2017, among the Company, ApplianceSmart, Inc., ARCA Recycling, Inc., Customer Connexx LLC, and MidCap Financial Trust [filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended July 1, 2017 (File No. 0-19621) and incorporated herein by reference].
10.21	Pledge Agreement dated May 10,2017, between the Company and MidCap Financial Trust [filed as Exhibit 10.3 to the Company’s Current Report on Form 10-Q for the quarterly period ended July 1, 2017 (File No. 0-19621) and incorporated herein by reference].
10.22	Letter Agreement dated August 14, 2017, between the Company and MidCap Financial Trust [filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended July 1, 2017 (File No. 0-19621) and incorporated herein by reference].
10.23	Equity Purchase Agreement dated August 15, 2017, between 4301 Operations, LLC and the Company [filed as Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended July 1, 2017 (File No. 0-19621) and incorporated herein by reference].
10.24	Asset Purchase Agreement dated August 15, 2017, among ARCA Advanced Processing, LLC, 4301 Operations, LLC, Brian Conners, James Ford and Recleim PA, LLC [filed as Exhibit 10.6 to the Company’s Form 10-Q for the quarterly period ended July 1, 2017 (File No. 0-19621) and incorporated herein by reference].
10.25	Agreement dated August 14, 2017 between Recleim, LLC and the Company [filed as Exhibit 10.7 to the Company’s Current Report on Form 10-Q for the quarterly period ended July 1, 2017 (File No. 0-19621) and incorporated herein by reference].
10.26	Patent License Agreement dated August 14, 2017 between the Company and Recleim PA, LLC [filed as Exhibit 10.8 to the Company’s Form 10-Q for the quarterly period ended July 1, 2017 (File No. 0-19621) and incorporated herein by reference].
10.27	Agreement and Plan of Merger dated August 18, 2017, between the Company, Appliance Recycling Acquisition Corp., GeoTraq Inc., and the stockholders of GeoTraq Inc. [filed as Exhibit 10.9 to the Company’s Form 10-Q / A for the quarterly period ended July 1, 2017 (File No. 0-19621) and incorporated herein by reference].
10.28	Stock Purchase Agreement dated December 30, 2017 [filed as Exhibit 10.28 to the Company’s Form 10-K for the fiscal year ended December 30, 2017 (File No. 0-19621) and incorporated herein by reference]
10.29	Amended and Restated Promissory Note, effective April 1, 2018, issued by ApplianceSmart Holdings LLC [filed as Exhibit 10.1 to the Company’s Form 8-K filed on December 31, 2018 (File No. 0-19621) and incorporated herein by reference].
10.30	Security Agreement dated December 26, 2018 by and between ApplianceSmart Holdings LLC and Appliance Recycling Centers of America, Inc. [filed as Exhibit 10.2 to the Company’s Form 8-K filed on December 31, 2018 (File No. 0-19621) and incorporated herein by reference].
10.31	Security Agreement dated December 26, 2018 by and between ApplianceSmart, Inc. and Appliance Recycling Centers of America, Inc. [filed as Exhibit 10.3 to the Company’s Form 8-K filed on December 31, 2018 (File No. 0-19621) and incorporated herein by reference].
10.32	Security Agreement dated December 26, 2018 by and between ApplianceSmart Contracting Inc. and Appliance Recycling Centers of America, Inc. [filed as Exhibit 10.4 to the Company’s Form 8-K filed on December 31, 2018 (File No. 0-19621) and incorporated herein by reference].
10.33	Subordination Agreement, dated March 15, 2019, from Appliance Recycling Centers of America, Inc. to Crossroads Financing, LLC [filed as Exhibit 10.1 to the Company’s Form 8-K filed on March 15, 2019 (File No. 0-19621) and incorporated herein by reference].
10.34	Intercreditor and Subordination Agreement, dated March [18], 2019, by and between Appliance Recycling Centers of America, Inc. and Crossroads Financing, LLC [filed as Exhibit 10.2 to the Company’s Form 8-K filed on March 15, 2019 (File No. 0-19621) and incorporated herein by reference].
16.1	Letter of Weinberg & Company, P.A. [filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on March 28, 2018 (File No. 0-19621) and incorporated herein by reference]
16.2	Letter of Anton & Chia, LLP [filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on March 8, 2018 (File No. 0-19621) and incorporated herein by reference]
21.1	Subsidiaries of Appliance Recycling Centers of America, Inc. [filed as Exhibit 21.1 to the Company’s Form 10-K filed on March 29, 2019 (File No. 0-19621) and incorporated herein by reference]
23.1+	Consent of SingerLewak LLP, Independent Registered Public Accounting Firm.
31.1+	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101+	The following materials from our Annual Report on Form 10-K for the fiscal year ended December 29, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Notes to Consolidated Financial Statements, and (vi) document and entity information.
*	Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(a)3 of this Form 10-K.
+	Filed herewith.
†	Furnished herewith.

