Form 10-Q
period 2019-03-30
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2019-05-14
CIK 862861

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 30, 2019

or

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

As of May 10, 2019, there were outstanding 1,694,565 shares of the registrant’s Common Stock, with a par value of $0.001, and market value of $7,676,379.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

PART I.                 FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	March 30,	December 29,
	2019	2018
	(unaudited)

Assets
Cash and cash equivalents	$652	$1,195
Trade and other receivables, net	4,612	5,804
Income taxes receivable	103	101
Inventories	975	801
Prepaid expenses and other current assets	613	617
Total current assets	6,955	8,518

Note receivable - ApplianceSmart Holdings, LLC a subsidiary of Live Ventures Incorporated	3,784	3,837
Property and equipment, net	700	617
Right to use asset - operating leases	1,884	–
Intangible assets, net	20,055	20,988
Deposits and other assets	641	661
Total assets	$34,019	$34,621

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$3,929	$3,169
Accrued liabilities - other	869	1,118
Accrued liability - California Sales Taxes	4,735	4,722
Short term debt	100	256
Lease obligation short term - operating leases	823	–
Total current liabilities	10,456	9,265

Lease obligation long term - operating leases	1,084	–
Deferred income taxes, net	2,848	3,549
Other noncurrent liabilities	44	196
Total liabilities	14,432	13,010

Stockholders' equity:
Preferred stock, series A - par value $.001 per share 2,000 authorized, 288 shares issued and outstanding at March 30, 2019 and December 29, 2018	–	–
Common stock, par value $.001 per share, 50,000 shares authorized, 1,695 and 1,695 shares issued and outstanding at March 30, 2019 and at December 29, 2018, respectively	2	2
Additional paid in capital	38,660	38,660
Accumulated deficit	(18,546)	(16,518)
Accumulated other comprehensive loss	(529)	(533)
Total stockholders' equity	19,587	21,611
Total liabilities and stockholders' equity	$34,019	$34,621

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In Thousands)

(UNAUDITED)

	For the Thirteen Weeks Ended
	March 30, 2019	March 31, 2018
Revenues	$6,293	$8,913
Cost of revenues	5,144	6,501
Gross profit	1,149	2,412

Operating expenses:
Selling, general and administrative expenses	4,024	3,974

Operating loss	(2,875)	(1,562)

Other income (expense):
Interest income (expense), net	8	(591)
Other income	139	103
Total other income (expense), net	147	(488)
Loss before benefit from income taxes	(2,728)	(2,050)
Total benefit from income taxes	(700)	(575)
Net loss attributed to company	$(2,028)	$(1,475)

Loss per share:
Basic / diluted loss per share	$(1.20)	$(1.07)

Weighted average common shares outstanding:
Basic / diluted	1,695	1,375

Net loss	$(2,028)	$(1,475)
Other comprehensive income (loss), net of tax
Effect of foreign currency translation adjustments	4	(22)
Total other comprehensive income (loss), net of tax	4	(22)
Comprehensive loss	$(2,024)	$(1,497)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(UNAUDITED)

	For the Thirteen Weeks Ended
	March 30, 2019	March 31, 2018
OPERATING ACTIVITIES:
Net loss	$(2,028)	$(1,475)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,013	994
Amortization of debt issuance costs	37	478
Amortization of right to use asset - operating leases	23	–
Stock based compensation expense	60	–
Change in provision for doubtful accounts	–	277
Change in deferred rent	(5)	7
Change in deferred compensation	(147)	32
Change in deferred income taxes	(701)	(575)
Other	18	11
Changes in assets and liabilities:
Accounts receivable	1,192	3,624
Prepaid expenses and other current assets	(56)	159
Inventories	(172)	(389)
Accounts payable and accrued expenses	520	211
Net cash provided by (used in) operating activities	(246)	3,354

INVESTING ACTIVITIES:
Purchases of property and equipment	(163)	(14)
Net payments received from ApplianceSmart note receivable	53	1,427
Net cash provided by (used) in investing activities	(110)	1,413

FINANCING ACTIVITIES:
Net payments under line of credit - MidCap Financial Trust	–	(5,605)
Payments on debt obligations	(193)	(305)
Net cash used in financing activities	(193)	(5,910)

Effect of changes in exchange rate on cash and cash equivalents	6	(22)

DECREASE IN CASH AND CASH EQUIVALENTS	(543)	(1,165)

CASH AND CASH EQUIVALENTS, beginning of period	1,195	3,313

CASH AND CASH EQUIVALENTS, end of period	$652	$2,148

Supplemental cash flow disclosures:
Interest paid	$3	$228
Income taxes refunded (paid)	$3	$–
Net liabilities assumed by ApplianceSmart	$–	$1,901
Right to use asset - operating leases capitalized	$1,907	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In Thousands)

(UNAUDITED)

	Common Stock		Series A Preferred		Additional	Accumulated Other		Total
	Shares	Amount	Shares	Amount	Paid in Capital	Comprehensive Deficit	Accumulated Deficit	Stockholders' Equity
Balance, December 29, 2018	1,695	$2	288	$–	$38,660	$(533)	$(16,518)	$21,611
Share based compensation	–
Other comprehensive income, net of tax	–	–	–	–	–	4	–	4
Net loss	–	–	–	–	–	–	(2,028)	(2,028)
Balance, March 30, 2019	1,695	$2	288	$–	$38,660	$(529)	$(18,546)	$19,587

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

THIRTEEN WEEKS ENDED MARCH 31, 2018

(In Thousands)

(UNAUDITED)

	Common Stock		Series A Preferred		Additional	Accumulated Other		Total
	Shares	Amount	Shares	Amount	Paid in Capital	Comprehensive Deficit	Accumulated Deficit	Stockholders' Equity
Balance, December 30, 2017	1,375	$1	288	$–	$37,640	$(493)	$(10,910)	$26,238
Other comprehensive income, net of tax	–	–	–	–	–	(22)	–	(22)
Net loss	–	–	–	–	–	–	(1,475)	(1,475)
Balance, March 31, 2018	1,375	$1	288	$–	$37,640	$(515)	$(12,385)	$24,741

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 30, 2019

(In thousands Except Per Share Amounts)

Note 1:       Background and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Appliance Recycling Centers of America, Inc., a Nevada corporation, and its subsidiaries (collectively the “Company” or “ARCA”). The Company has two operating segments – Recycling and Technology.

ARCA provides turnkey appliance recycling and replacement services for electric utilities and other sponsors of energy efficiency programs. Through our GeoTraq Inc. (“GeoTraq”) subsidiary, we are engaged in the development, design and, ultimately, we expect the sale of cellular transceiver modules, also known as Mobile IoT modules, and associated wireless services.

All data for common stock, options and warrants have been adjusted to reflect the 1-for-5 reverse stock split (which took effect on April 19, 2019) (the “Reverse Stock Split”) for all periods presented. In addition, all common stock prices, and per share data for all periods presented have been adjusted to reflect the 1-for-5 reverse stock split.

We report on a 52- or 53-week fiscal year. Our 2018 fiscal year (“2018”) ended on December 29, 2018, and our fiscal year (“2019”) will end on December 28, 2019, each fiscal year 52 weeks in length.

Note 2:       Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Appliance Recycling Centers of America, Inc. and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

ARCA Recycling, Inc., provides turnkey recycling services for electric utility energy efficiency programs. ARCA Canada Inc., provides turnkey recycling services for electric utility energy efficiency programs. Customer Connexx, LLC, provides call center services for electric utility programs.

On August 18, 2017, we acquired GeoTraq. GeoTraq is engaged in the development, design, and, ultimately, we expect, sale of cellular transceiver modules, also known as Mobile IoT modules, and associated wireless services. As a result of this transaction, GeoTraq became a wholly-owned subsidiary and, therefore, the results of GeoTraq are included in our consolidated results as of August 18, 2017.

Reincorporation in the State of Nevada

On March 12, 2018, we reincorporated from the State of Minnesota to the State of Nevada (the “Reincorporation”) pursuant to a plan of conversion, dated March 12, 2018 (the “Plan of Conversion”). The Reincorporation was accomplished by the filing of (i) articles of conversion (the “Minnesota Articles of Conversion”) with the Secretary of State of the State of Minnesota and (ii) articles of conversion (the “Nevada Articles of Conversion”) and articles of incorporation (the “Nevada Articles of Incorporation”) with the Secretary of State of the State of Nevada. Pursuant to the Plan of Conversion, the Company also adopted new bylaws (the “Nevada Bylaws”).

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

Financial Instruments

Financial instruments consist primarily of cash equivalents, trade and other receivables, notes receivables, and obligations under accounts payable, accrued expenses and notes payable. The carrying amounts of cash equivalents, trade receivables and other receivables, accounts payable, accrued expenses and short-term notes payable approximate fair value because of the short maturity of these instruments. The fair value of the long-term debt is calculated based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements, unless quoted market prices were available (Level 2 inputs). The carrying amounts of long-term debt at March 30, 2019 and December 29, 2018 approximate fair value.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase. Fair value of cash equivalents approximates carrying value.

Trade Receivables and Allowance for Doubtful Accounts

We carry unsecured trade receivables at the original invoice amount less an estimate made for doubtful accounts based on a monthly review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. We write off trade receivables when we deem them uncollectible. We record recoveries of trade receivables previously written off when we receive them. We consider a trade receivable to be past due if any portion of the receivable balance is outstanding for more than ninety days. We do not charge interest on past due receivables. Our management considers the allowance for doubtful accounts of $29 and $29 to be adequate to cover any exposure to loss as of March 30, 2019, and December 29, 2018, respectively.

Inventories

Appliance inventories are stated at the lower of cost, determined on a specific identification basis, or market. Inventory raw material - chips, are stated at the lower of average cost or market. We provide estimated provisions for the obsolescence of our appliance inventories, including adjustment to market, based on various factors, including the age of such inventory and our management’s assessment of the need for such provisions. We look at historical inventory aging reports and margin analyses in determining our provision estimate. A revised cost basis is used once a provision for obsolescence is recorded. The Company does not have a reserve for excess or obsolete inventory at March 30, 2019 and December 29, 2018.

Right to use asset – Operating Leases

The Company adopted Accounting Standards Update No. 2016-02, Leases (Topic 842) as of December 30,2018, the beginning of our fiscal year. Using the modified retrospective approach with transition relief, we recorded operating lease right of use assets and obligations of approximately $1,800 and made no adjustments to retained earnings. Adoption of the new standard did not materially impact our consolidated net earnings or cash flows. The amounts recognized reflect the present value of remaining lease payments for all leases that have a lease term greater than 12 months. The discount rate used is an estimate of the Company’s incremental borrowing rate based on information available at lease commencement. In considering the lease asset value, the Company considers fixed and variable payment terms, prepayments and options to extend, terminate or purchase. Renewal, termination or purchase options affect the lease term used for determining lease asset value only if the option is reasonably certain to be exercised.

Property and Equipment

Property and Equipment are stated at cost less accumulated depreciation. Expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of assets are capitalized. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The useful lives of building and improvements are three to thirty years, transportation equipment is three to fifteen years, machinery and equipment are five to ten years, furnishings and fixtures are three to five years and office and computer equipment are three to five years. Depreciation expense was $20 and $61 for the 13 weeks ended March 30, 2019 and March 31, 2018, respectively.

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

We last performed intangible asset impairment testing as of March 30, 2019. Based on the testing, there was no impairment of intangibles as of March 30, 2019.

The Company’s intangible assets consist of customer relationship intangibles, trade names, licenses for the use of internet domain names, Universal Resource Locators, or URL’s, software, patent USPTO reference No. 10,182,402, and historical know-how, designs and related manufacturing procedures. Upon acquisition, critical estimates are made in valuing acquired intangible assets, which include but are not limited to: future expected cash flows from customer contracts, customer lists, and estimating cash flows from projects when completed; tradename and market position, as well as assumptions about the period of time that customer relationships will continue; and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from the assumptions used in determining the fair values. All intangible assets are capitalized at their original cost and amortized over their estimated useful lives as follows: domain name and marketing – 3 to 20 years; software – 3 to 5 years, technology intangibles – 7 years, customer relationships – 7 to 15 years. Intangible amortization expense is $933 and $932 for the 13 weeks ended March 30, 2019 and December 29, 2018, respectively.

Revenue Recognition

We provide replacement appliances and provide appliance pickup and recycling services for consumers of public utilities, our customers. We receive as part of our de-manufacturing and recycling process revenue from scrap dealers for refrigerant, steel, plastic, glass, cooper and other residual items.

We adopted Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606) and related ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12 and ASU No. 2016-20, which provide supplementary guidance, and clarifications, effective January 1, 2018. We adopted ASC 606 using the modified retrospective method. The results for the reporting period beginning after January 1, 2018, are presented in accordance with the new standard, although comparative information for the prior year has not been restated and continues to be reported under the accounting standards and policies in effect for those periods.

Adoption of the new standard did not have a significant impact on the current period revenues or on the prior year Consolidated Financial Statements. No transition adjustment was required to our retained earnings as of January 1, 2018. Under the new standard revenue is recognized as follows:

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

Replacement Product Revenue

We generate revenue by providing replacement appliances. We recognize revenue at the point in time when control over the replacement product is transferred to the customer, when our performance obligations are satisfied, which typically occur upon delivery from our center facility and installation at our customer’s consumers home.

Recycling Services Revenue

We generate revenue by providing pickup and recycling services. We recognize revenue at the point in time when we have picked up a to be recycled appliance and transfer of ownership as occurred, when our performance obligations are satisfied, which typically occur upon pickup from our customers consumer’s home.

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

Technology Revenue

We currently are not generating any revenue in our Technology segment.

Deferred Revenue

Receivables are recognized in the period we ship the product or provide the service. Payment terms on invoiced amounts are based on contractual terms with each customer. When we receive consideration, or such consideration is unconditionally due, prior to transferring goods or services to the customer under the terms of a sales contract, we record deferred revenue, which represents a contract liability. We recognize deferred revenue as net sales once control of goods and/or services have been transferred to the customer and all revenue recognition criteria have been met and any constraints have been resolved. We defer the product costs until recognition of the related revenue occurs.

Assets Recognized from Costs to Obtain a Contract with a Customer

We recognize an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. We have concluded that none of the costs we have incurred to obtain and fulfill our FASB Accounting Standards Codification, or ASC 606 contracts, meet the capitalization criteria, and as such, there are no costs deferred and recognized as assets on the consolidated balance sheet at March 30, 2019 and December 29, 2018.

Practical Expedients and Exemptions:

a.	Taxes collected from customers and remitted to government authorities and that are related to sales of our products are excluded from revenues.

b.	Sales commissions are expensed when incurred because the amortization period would have been one year or less. These costs are recorded in Selling, general and administrative expense in the Condensed Consolidated Statements of Operations.

c.	We do not disclose the value of unsatisfied performance obligations for (i) contracts with original expected lengths of one year or less or (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for the services performed.

Revenue recognized for Company contracts - $5,674 and $7,822 for the 13 weeks ended March 30, 2019 and March 31, 2018, respectively. Byproduct revenue is non-contract revenue and amounts for Byproduct revenue have been excluded from Revenue recognized for Company contracts for all periods presented.

Shipping and Handling

The Company classifies shipping and handling charged to customers as revenues and classifies costs relating to shipping and handling as cost of revenues.

Advertising Expense

Advertising expense is charged to operations as incurred. Advertising expense totaled $110 and $156 for the 13 weeks ended March 30, 2019 and March 31, 2018, respectively.

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

Lease Accounting

We lease warehouse facilities and office space. These assets and properties are generally leased under noncancelable agreements that expire at various dates through 2022 with various renewal options for additional periods. The agreements, which have and continue to be classified as operating leases, generally provide for base rent and require us to pay all insurance, taxes and other maintenance costs. We adopted ASC 842 Leases at the beginning of our fiscal year, December 30, 2018. This accounting standard requires all lessees to record the impact of leasing contracts on the balance sheet as a right to use asset and corresponding liability. This is measured by taking the present value of the remaining lease payments over the lease term and recording a right to use asset (“ROU”) and corresponding lease obligation for lease payments. Rent expense is realized on a straight-line basis and the lease obligation is amortized based on the effective interest method. Adoption of this standard resulted in the recognition of a $1,900 Right of Use asset and corresponding liability. In considering the lease asset value, the Company considers fixed or variable payment terms, prepayments and options to extend, terminate or purchase. Renewal, termination or purchase options affect the lease term used for determining lease asset value only if the option is reasonably certain to be exercised. The Company uses an estimate of its incremental borrowing rate based on information available at lease commencement in determining present value of lease payments.

The Company has signed replacement leases that will commence in periods after the quarter end date. These facilities located in Mechanicsburg, Pennsylvania, Franklin, Massachusetts and Nova Scotia, Canada. The Company has also signed a new lease after the quarter end date for a facility in Syracuse, New York to help support two new programs in upper State New York. Lease terms for these leases range from 24 to 36 months.

The Company’s operating leases are exclusively for building space in the different cities we have operations. The lease terms typically last from 2-3 years with some being longer or shorter depending on needs of the business and the lease partners. Operations has also engaged in month to month leases for parking spaces that the company has elected to expense as incurred. Our lease agreements do not include variable lease payments. Our lessors do offer options to extend lease terms as leases expire and management evaluates against current rental markets and other strategic factors in making the decision to renew. When leases are within 6 months of being renewed, management will estimate probabilities of renewing for an additional term based on market and strategic factors and if the probability is more likely than not that the lease will be renewed, the financials will assume the lease is renewed under the lease renewal option.

The operating leases we have do not contain residual value guarantees and do not contain restrictive covenants. The company currently has one sublease in Ontario, Canada.

Leases accounting under ASC 842 were determined based on analysis of the lease contracts using lease payments and timing spelled out in the contract. Non lease contracts were also evaluated to understand if the contract terms provided for an asset that we controlled and provided us with substantially all the economic benefits. We did not observe any contracts with embedded leases. Lease contracts were reviewed, and distinctions made between non lease and lease payments. Only payments related to the lease of the asset were included in lease payment calculations. Management uses an estimation of its incremental borrowing rate at lease commencement over similar terms as the lease contracts in determining the present value of its lease obligations.

Adopting the new lease standard had minimal impact on consolidated earnings and cash flows. The weighted average lease term for operating leases is 31 months and the weighted average discount term is 8%.

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

Concentration of Credit Risk

The Company maintains cash balances at several banks in several states including, Minnesota, California and Nevada. Accounts are insured by the Federal Deposit Insurance Corporation up to $250 per institution as of March 29, 2019. At times, balances may exceed federally insured limits.

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

In September 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The standard requires an entity’s management to determine whether substantial doubt exists regarding the entity’s ability to continue as a going concern. The amendments denote how and when companies are obligated to disclose going concern uncertainties, which are required to be evaluated every interim and annual period. If management determines that substantial doubt exists, particular disclosures are required. The extent of these disclosures is dependent upon management’s evaluation of mitigation of the going concern uncertainty. ASU 2014-15 applies prospectively to annual periods ending after December 15, 2016 and to interim and annual periods thereafter. The Company has adopted this guidance during its 2017 fiscal year, and it did not have a significant impact on the disclosures to the consolidated financial statements.

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

ASU 2016-02, Leases (Topic 842). The standard requires a lessee to recognize a liability to make lease payments and a right-of-use asset representing a right to use the underlying asset for the lease term on the balance sheet. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The Company has adopted this guidance during its first fiscal quarter ending March 30, 2019 and it did have a significant financial impact on its consolidated financial condition. Adoption did not have a significant financial impact on its consolidated statement of operations and cash flows.

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

Note 3:       Comprehensive Income

Comprehensive income is the sum of net income and other items that must bypass the income statement because they have not been realized, including items like an unrealized holding gain or loss from available for sale securities and foreign currency translation gains or losses. For 13 weeks ended March 30, 2019 and March 31, 2018, our comprehensive income includes foreign currency translation gains and losses.

Note 4:       Reclassifications

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on the previously reported net income or stockholders’ equity. On March 12, 2018, the Company reincorporated from Minnesota to Nevada. The State of Nevada requires a stated par value, which the Company fixed at $.001 per share. On April 19, 2019, the amounts for common stock and additional paid in capital for fiscal year 2018 have been reclassified to reflect the 1:5 reverse stock split.

Note 5:        Trade and other receivables

	March 30, 2019	December 29, 2018
Trade receivables, net	$4,056	$5,064
Factored accounts receivable	(858)	(582)
Prestige Capital reserve receivable	164	106
Due from Recleim	819	819
Other receivables	431	397
Trade and other receivables, net	$4,612	$5,804

Trade accounts receivable	$2,986	$3,350
Un-billed trade receivables	1,099	1,743
A/R Reserve	(29)	(29)
Total trade receivables, net	$4,056	$5,064

Note 6:       Inventory

Appliances held for sale are stated at the lower of cost, determined on a specific identification basis, or market. Inventory raw material - chips, are stated at the lower of average cost or market. Total inventory consists of the following as of March 30, 2019 and December 29, 2018:

	March 30, 2019	December 29, 2018
Appliances held for resale	$775	$801
Inventory - raw material - chips	200	–
Total inventory	$975	$801

We provide estimated provisions for the obsolescence of inventories, including adjustments to market, based on various factors, including the age of such inventory and our management’s assessment of the need for such provisions. We look at historical inventory aging reports and margin analyses in determining our provision estimate. A revised cost basis is used once a provision for obsolescence is recorded. At March 30, 2019 and December 29, 2018, we do not have an inventory reserve.

Note 7:       Prepaids and other current assets

Prepaids and other current assets as of March 30, 2019 and December 29, 2018 consist of the following:

	March 30, 2019	December 29, 2018
Prepaid insurance	$154	$271
Prepaid rent	9	–
Prepaid consulting fees	205	265
Prepaid other	245	81
Total prepaid expenses and other current assets	$613	$617

Note 8:       Note receivable – Sale of Discontinued Operations

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

On March 15, 2019, the Company entered into agreements with third parties pursuant to which it agreed to subordinate the payment of indebtedness under the ApplianceSmart Note and the Company’s security interest in the assets of ApplianceSmart in exchange for a prepayment of up to $1,200. ApplianceSmart paid $1,200 to the Company as follows: $100 on March 29, 2019, $250 on April 5, 2019 and $850 on April 15, 2019, in each case as principal prepayments on the ApplianceSmart Note – see Note 26.

The outstanding balance of the ApplianceSmart Note at March 30, 2019 and December 29, 2018 was $3,784 and $3,837, respectively.

Note 9:       Property and Equipment

Property and equipment as of March 30, 2019 and December 29, 2018 consist of the following:

	Useful Life (Years)	March 30, 2019	December 29, 2018
Buildings and improvements	18-30	$68	$67
Equipment (including computer software)	3-15	6,172	6,049
Projects under construction		97	58
Property and equipment		6,337	6,174
Less accumulated depreciation and amortization		(5,637)	(5,557)
Total property and equipment, net		$700	$617

Property and equipment are stated at cost. We compute depreciation using straight-line method over a range of estimated useful lives from 3 to 30 years. We amortize leasehold improvements on a straight-line basis over the shorter of their estimated useful lives or the underlying lease term. Repair and maintenance costs are charged to operations as incurred.

Depreciation expense was $20 and $61 for the 13 weeks ended March 30, 2019 and March 31, 2018, respectively.

Note 10:      Right to Use Asset – Operating Leases

We adopted ASC 842 as of the beginning of our fiscal year. The adoption of this new accounting standard required us to recognize a Right of Use Assets for our operating leases of $1,884. The amount recorded is the present value of all remaining lease payments for leases with terms greater than 12 months. The right of use asset is offset by a corresponding liability. The discount rate is based on an estimate of our incremental borrowing rate for terms similar to our lease terms at the time of lease commencement. The asset will be amortized over remaining lease terms. See the Note 2 Lease Accounting.

Note 11:      Intangible Assets

Intangible assets as of March 30, 2019 and December 29, 2018 consist of the following:

	March 30, 2019	December 29, 2018
Intangible assets GeoTraq, net	$20,036	$20,969
Patent	19	19
Total intangible assets GeoTraq, net	$20,055	$20,988

The useful life and amortization period of the GeoTraq intangible acquired is seven years. Intangible amortization expense was $933 and $932 for the 13 weeks ended March 30, 2019 and March 31, 2018, respectively.

On August 18, 2017, the Company acquired all of the assets and capital stock of GeoTraq by way of merger., the result of which GeoTraq became a wholly-owned subsidiary of the Company.

The final fair value of the single identifiable intangible asset acquired in the GeoTraq acquisition is a U.S. patent USPTO reference No. 10,182,402 titled “Locator Device with Low Power Consumption” together with the assignment of intellectual property that included historical know-how, designs and related manufacturing procedures was $26,097, which included the deferred income tax liability associated with the intangible asset. Total consideration paid in connection with the acquisition of GeoTraq consisted of $200 in cash, unsecured promissory notes bearing interest at the annual rate of 1.29% maturing on August 18, 2018 in the aggregate principal of $800, and 288,588 shares (exact number) of Series A Preferred Stock (as defined below) with a final fair value of $14,963. See Note 19 – Series A Preferred Stock. In connection with the acquisition, an additional intangible asset amount was recorded in the amount of $10,134 and an offsetting deferred tax liability recorded of the same amount, $10,134, to reflect the future tax liability attributable to the GeoTraq asset acquired. There were no other assets acquired or liabilities assumed.

At the time of the acquisition of GeoTraq, GeoTraq had no business operations, one intangible asset and historical know-how and designs. GeoTraq is in the development stage. The Company elected to early adopt ASU 2017-01 Business Combinations (Topic 805), which clarifies the definition of a business for purposes of applying ASC 805. The Company has determined that GeoTraq is a single or group of related assets, not a business as clarified by ASU 2017-01 at the time of acquisition.

Note 12:       Deposits and other assets

Deposits and other assets as of March 30, 2019 and December 29, 2018 consist of the following:

	March 30, 2019	December 29, 2018
Deposits	$540	$561
Other	101	100
Total deposits and other assets	$641	$661

Deposits are primarily refundable security deposits with landlords the Company leases property from.

Note 13:       Accrued Liabilities

Accrued liabilities as of March 30, 2019 and December 29, 2018 consist of the following:

	March 30, 2019	December 29, 2018
Compensation and benefits	$465	$567
Accrued incentive and rebate checks	303	316
Accrued rent	16	16
Other	84	219
Total accrued expenses	$868	$1,118

Note 14:        Accrued Liability – California Sales Tax

	March 30, 2019	December 29, 2018
Accrued liability - CA sales tax	$4,735	$4,722

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

A settlement proposal was filed on February 22, 2019 and representatives of the Company are attending a settlement conference date on May 21, 2019 in an attempt to resolve the matter expeditiously.

Note 15:       Income Taxes

Our overall effective tax rate was 25.53% for the 13 weeks ended March 30, 2019, and we recorded a positive tax provision benefit of $700 against a pre-provision loss of $2,728. Our overall effective tax rate was 26.80% for the 13 weeks ended March 31, 2018, and we had a positive tax provision benefit of $575 against a pre-provision loss of $2,050. The effective tax rates and related provisional tax amounts vary from the U.S. federal statutory rate due to state taxes, foreign taxes, share-based compensation, valuation allowance, and certain non-deductible expenses.

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

Note 16:       Short Term Debt

Short term debt and other financing obligations as of March 30, 2019 and December 29, 2018, consist of the following:

	March 30, 2019	December 29, 2018

AFCO Finance	$–	$193
GE 8% loan agreement	482	482
Debt issuance costs EEI, net	(382)	(419)
Total short term debt	$100	$256

AFCO Finance

On June 16, 2017, we entered into a financing agreement with AFCO Credit Corporation (“AFCO”) purchased through Marsh Insurance to fund the annual premiums due June 1, 2017 on our insurance policies. These policies relate to workers’ compensation and various liability policies including, but not limited to, General, Auto, Umbrella, Property, and Directors’ and Officers’ insurance. The total amount of the premiums financed was $1,070 with an interest rate of 3.567%. An initial down payment of $160 was paid on June 16, 2017 and an additional 10 monthly payments of $92 were made beginning July 1, 2017 and ending April 1, 2018. The June 16, 2017 AFCO agreement had a zero balance as of December 29, 2018.

On July 2, 2018, we entered into another financing agreement with AFCO purchased through Marsh Insurance to fund the annual premiums on insurance policies due June 1, 2018. These policies related to workers’ compensation and various liability policies including, but not limited to, General, Auto, Umbrella, Property, and Directors’ and Officers’ insurance. The total amount of the premiums financed was $556 with an interest rate of 4.519%. An initial down payment of $56 was due before July 1, 2018 with additional monthly payments of: $57 made beginning July 1, 2018 and ending September 1, 2018; and $65 made beginning October 1, 2018 and ending March 1, 2019.

The outstanding principal due AFCO at March 30, 2019 and December 29, 2018 was $0 and $193, respectively.

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

Energy Efficiency Investments LLC

On November 8, 2016, the Company entered into a securities purchase agreement with Energy Efficiency Investments, LLC, pursuant to which the Company agreed to issue up to $7,732 principal amount of 3% Original Issue Discount Senior Convertible Promissory Notes of the Company and related common stock purchase warrants. These notes may be issued from time to time, up to such aggregate principal amount, at the request of the Company, subject to certain conditions, or at the option of Energy Efficiency Investments, LLC. Interest accrues at the rate of 8% per annum on the principal amount of the notes outstanding from time to time, and is payable at maturity or, if earlier, upon conversion of these notes. The principal amount of these notes outstanding at March 30, 2019 and December 29, 2018 was $0 and $0, respectively. The debt issuance costs of the EEI note are $740 and are being amortized over 60 months. The un-amortized debt issuance costs of the EEI note as of March 30, 2019 and December 29, 2018 are $382 and $419, respectively.

Note 17:        Lease Obligations

The Company adopted ASC 842 Leases as of December 30, 2018, the beginning of our fiscal year. Using the modified retrospective approach with transition relief, we recorded operating lease right of use assets and obligations of approximately $1,800 and made no adjustments to retained earnings. Adoption of the new standard did not materially impact our consolidated net earnings or cash flows. The amounts recognized reflect the present value of remaining lease payments for all leases. The discount rate used is an estimate of the Company’s incremental borrowing rate based on information available at lease commencement. In considering the lease asset value, the company considers fixed and variable payment terms, prepayments and options to extend, terminate or purchase. Renewal, termination or purchase options affect the lease term used for determining lease asset value only if the option is reasonably certain to be exercised. See the Note 2 on Lease Accounting.

2019	$635
2020	821
2021	447
2022	159
2023	58
2024	–
Total	2,120
Interest	213
Present Value of Payments	$1,907

Note 18:       Commitments and Contingencies

Litigation

On December 29, 2016, ARCA served a Minnesota state court complaint for breach of contract on Skybridge Americas, Inc. (“SA”), ARCA’s primary call center vendor throughout 2015 and most of 2016. ARCA seeks damages in the millions of dollars as a result of alleged overcharging by SA and lost client contracts. On January 25, 2017, SA served a counterclaim for unpaid invoices in the amount of approximately $460,000 plus interest and attorneys’ fees. On March 29, 2017, the Hennepin County district court (the “District Court”) dismissed ARCA’s breach of contract claim based on SA’s overuse of its Canadian call center but permitted ARCA’s remaining claims to proceed. Following motion practice, on January 8, 2018 the District Court entered judgment in SA’s favor, which was amended as of February 28, 2018, for a total amount of $613,566.32, including interest and attorneys’ fees. On March 4, 2019, the Minnesota Court of Appeals (the “Court of Appeals”) ruled and (i) reversed the District Court’s judgment in favor of Skybridge on the call center location claim and remanded the issue back to the District Court for further proceedings, (ii) reversed the District Court’s judgment in favor of Skybridge on the net payment issue and remanded the issue to the District Court for further proceedings, and (iii) affirmed the District Court’s judgment in Skybridge’s favor against ARCA’s claim that Skybridge breached the contract when it failed to meet the service level agreements. As a result of the decision by the Court of Appeals, the District Court’s award of interest and attorneys’ fees, etc. was reversed. ARCA expects that the District Court will issue a new scheduling order providing deadlines for resumed discovery, motion practice, and alternative dispute resolution, leading to a trial.

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

We are party from time to time to other ordinary course disputes that we do not believe to be material to our financial condition as of March 30, 2019.

Note 19:       Series A Preferred Stock

On August 18, 2017, the Company acquired GeoTraq by way of merger a result of which GeoTraq became a wholly-owned subsidiary of the Company. In connection with this transaction, the Company tendered to the owners of GeoTraq $200 in cash, issued to them an aggregate of 288 shares of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”), and entered into one-year unsecured promissory notes in the aggregate principal amount of $800.

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

Subject to the third sentence of this paragraph, each holder of a share of Series A Preferred Stock has the right, exercisable at any time and from time to time (unless otherwise prohibited by law, rule or regulation, or as restricted below), to convert any or all of such holder’s shares of Series A Preferred Stock into shares of our common stock at the conversion ratio. After giving effect to the Reverse Stock Split, the “conversation ratio” per share of the Series A Preferred Stock is a ratio of 1:20, meaning one share of Series A Preferred Stock, if and when converted into shares of our common stock, converts into 20 shares of our common stock. Notwithstanding anything to the contrary in the Certificate of Designation, a holder of Series A Preferred Stock may not convert any of such holder’s shares and we may not issue any shares of our common stock in connection with a conversation that would trigger any Nasdaq requirement to obtain shareholder approval prior to such conversion or issuance in connection with such conversion that would be in excess of that number of shares of common stock equivalent to 19.9% of the number of shares of common stock as of August 18, 2017; provided, however, that holders of the Series A Preferred Stock may effectuate any conversion and we are obligated to issue shares of common stock in connection with a conversion that would not trigger such a requirement. The foregoing restriction is of no further force or effect upon the approval of our stockholders in compliance with Nasdaq’s shareholder voting requirements. Notwithstanding anything to the contrary contained in the Certificate of Designation, the holders of the Series A Preferred Stock may not effectuate any conversion and we may not issue any shares of common stock in connection with a conversion until the later of (x) February 28, 2018 or (y) sixty-one days following the date on which our stockholders have approved the voting, conversion, and other potential rights of the holders of Series A Preferred Stock described in the Certificate of Designation in accordance with the relevant Nasdaq requirements. On October 23, 2018, at the Company’s 2018 Annual Meeting of Shareholders, the Company’s shareholders approved of the future conversion of the shares of Series A Preferred Stock into shares of the Company’s common stock.

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

Note 20:       Share-Based Compensation

We recognized share-based compensation expense of $60 and $0 for the 13 weeks ended March 30, 2019 and March 31, 2018, respectively. There is estimated future share-based compensation expense as of March 30, 2019 of $20 per month for a total of $180.

Note 21:       Shareholders’ Equity

Common Stock: After giving effect to the Reverse Stock Split, our Articles of Incorporation authorize 10 million shares of common stock that may be issued from time to time having such rights, powers, preferences and designations as the Board of Directors may determine.  During the 13 weeks ended March 30, 2019 and March 31, 2018, no shares of common stock were issued. As of March 30, 2019, and December 29, 2018, there were 1,695 and 1,695 shares, respectively, of common stock issued and outstanding.

Stock options: The 2016 Plan authorizes the granting of awards in any of the following forms: (i) incentive stock options, (ii) nonqualified stock options, (iii) restricted stock awards, and (iv) restricted stock units, and expires on the earlier of October 28, 2026, or the date that all shares reserved under the 2016 Plan are issued or no longer available. The 2016 Plan provides for the issuance of up to 400 shares of common stock pursuant to awards granted under the 2016 Plan. Options granted to employees typically vest over two years, while grants to non-employee directors vest in six months. As of March 30, 2019, and December 29, 2018, 4 options were outstanding under the 2016 Plan.

Our 2011 Plan authorizes the granting of awards in any of the following forms: (i) stock options, (ii) stock appreciation rights, and (iii) other share-based awards, including but not limited to, restricted stock, restricted stock units or performance shares, and expires on the earlier of May 12, 2021, or the date that all shares reserved under the 2011 Plan are issued or no longer available. Options granted to employees typically vest over two years, while grants to non-employee directors vest in six months. As of March 30, 2019, and December 29, 2018, 97 options were outstanding under the 2011 Plan. No additional awards will be granted under the 2011 Plan after the adoption of the 2016 Plan.

We issue new common stock when stock options are exercised. The Company periodically grants stock options that vest based upon the achievement of performance targets. For performance-based options, the Company evaluates the likelihood of the targets being met and records the expense over the probable vesting period.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. No options were issued in fiscal years 2018 and 2017. No options were issued in the 13 weeks ended March 30, 2019.

Additional information relating to all outstanding options is as follows (in thousands, except per share data):

		Weighted		Weighted Average
		Average	Aggregate	Remaining
	Options Outstanding	Exercise Price	Intrinsic Value	Contractual Life
Balance December 30, 2017	125	$12.80	$–	4.22
Granted	–
Exercised	–
Cancelled/expired	(24)	19.90
Forfeited	–
Balance at December 29, 2018	101	$11.08	$–	3.84
Granted	–
Exercised	–
Cancelled/expired	–
Balance at March 30, 2019	101	$11.07	$–	3.60

We recognized no share-based compensation expense related to option grants for the 13 weeks ended March 30, 2019 and March 31, 2018, respectively.  The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $2.20 on March 30, 2019, which theoretically could have been received by the option holders had all option holders exercised their options as of that date.  As of March 30, 2019 and December 29, 2018, there were no in-the-money options exercisable.

Based on the value of options outstanding as of March 30, 2019, we do not estimate any future share-based compensation expense for existing options issued. This estimate does not include any expense for additional options that may be granted and vest in subsequent years.

Warrants: On November 8, 2016, we issued a warrant to Energy Efficiency Investments, LLC (EEI) to purchase 33 shares of common stock at a price of $3.40 per share. The fair value of the warrant issued was $106 and it was exercisable in full at any time during a term of five years. The fair value per share of common stock underlying the warrant issued to EEI was $3.15 based on our closing stock price of $4.75. The exercise price may be reduced and the number of shares of common stock that may be purchased under the warrant may be increased if the Company issues or sells additional shares of common stock at a price lower than the then-current warrant exercise price or the then-current market price of the common stock. The shares underlying the warrant include legal restrictions regarding the transfer or sale of the shares. This warrant contains a blocker provision under which EEI does not have the right to exercise this warrant to the extent that such exercise would result in beneficial ownership by EEI, together with any of EEI’s affiliates, of more than 4.99% of the number of shares of our Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon exercise of this warrant (the “Beneficial Ownership Limitation”). EEI is entitled to, among other things, upon notice to us, increase the Beneficial Ownership Limitation to 9.99% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock upon exercise of this warrant, with such increase to take effect 61 days after such notice is delivered to us. EEI elected to increase the Beneficial Ownership Limitation to 9.99% and we elected to waive the 61-day notice period. The fair value of the EEI warrant was recorded as deferred financing costs and is being amortized over the term of the commitment.

As of March 30, 2019, and December 29, 2018, we had fully vested warrants outstanding to purchase 33 shares of common stock at a price of $3.40 per share and expire in May 2020.

Preferred Stock: Our Articles of Incorporation authorize two million shares of preferred stock that may be issued from time to time in one or more series having such rights, powers, preferences and designations as the Board of Directors may determine. In August 2017, we issued 288,588 shares (number specific – not rounded) of Series A convertible preferred stock in connection with the acquisition of GeoTraq. See Note 19.

Note 22:       Loss Per Share

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the applicable period. Basic weighted average common shares outstanding do not include shares of restricted stock that have not yet vested, although such shares are included as outstanding shares in the Company’s Consolidated Balance Sheet. Diluted net earnings per share is computed using the weighted average number of common shares outstanding and if dilutive, potential common shares outstanding during the period. Potential common shares consist of the additional common shares issuable in respect of restricted share awards, stock options and convertible preferred stock, including the Series A Preferred Stock.

The following table presents the computation of basic and diluted net loss per share:

	For the Thirteen Weeks Ended
	March 30, 2019	March 31, 2018
Basic and diluted

Net loss	$(2,028)	$(1,475)

Basic / diluted loss per share	$(1.20)	$(1.07)

Weighted average common shares outstanding	1,695	1,375

Potentially dilutive securities were excluded from the calculation of diluted net income per share for the 13 weeks ended March 30, 2019 and March 31, 2018, respectively. The weighted average number of dilutive securities excluded were 134 and 164, respectively for each fiscal year, because the effects were anti-dilutive based on the application of the treasury stock method. Shares of Series A Preferred Stock issued and outstanding are excluded from dilutive securities until the conditions for conversion have been satisfied. See Note 19.

Note 23:       Major Customers and Suppliers

For the 13 weeks ended March 30, 2019, two customers represented 10% or more of our total revenues for a combined total of 26%. For the 13 weeks ended March 31, 2018, two customers represented more than 10% of our total revenues for a combined total of 43%. As of March 30, 2019, three customers each represented 10% or more of our total trade receivables for a combined total of 43%. As of December 29, 2018, three customers represented more than 10% of our total trade receivables, for a total of 38% of our total trade receivables.

During the 13 weeks ended March 30, 2019 and March 31, 2018, we purchased appliances for resale from four suppliers. We have and are continuing to secure other vendors from which to purchase appliances. However, the curtailment or loss of one of these suppliers or any appliance supplier could adversely affect our operations.

Note 24:       Defined Contribution Plan

We have a defined contribution salary deferral plan covering substantially all employees under Section 401(k) of the Internal Revenue Code. We contribute an amount equal to 10 cents for each dollar contributed by each employee up to a maximum of 5% of each employee’s compensation. We recognized expense for contributions to the plans of $19 and $13 for the 13 weeks ended March 30, 2019 and March 31, 2018, respectively.

Note 25:       Segment Information

We operate within targeted markets through two reportable segments for continuing operations: recycling and technology. The recycling segment includes all fees charged and costs incurred for collecting, recycling and installing appliances for utilities and other customers. The recycling segment also includes byproduct revenue, which is primarily generated through the recycling of appliances. The nature of products, services and customers for both segments varies significantly. As such, the segments are managed separately. Our Chief Executive Officer has been identified as the Chief Operating Decision Maker (“CODM”). The CODM evaluates performance and allocates resources based on sales and income from operations of each segment. Income (loss) from operations represents revenues less cost of revenues and operating expenses, including certain allocated selling, general and administrative costs. There are no intersegment sales or transfers.

The following tables present our segment information for 13 weeks ended March 30, 2019 and March 31, 2018:

	Thirteen Weeks Ended
	March 31, 2019	March 30, 2018
Revenues
Recycling	$6,293	$8,913
Technology	–	–
Total Revenues	$6,293	$8,913

Gross profit
Recycling	$1,149	$2,412
Technology	–	–
Total Gross profit	$1,149	$2,412

Operating loss
Recycling	$(1,805)	$(289)
Technology	(1,070)	(1,273)
Total Operating loss	$(2,875)	$(1,562)

Depreciation and amortization
Recycling	$78	$61
Technology	935	933
Total Depreciation and amortization	$1,013	$994

Interest income (expense)
Recycling	$8	$(591)
Technology	–	–
Total Interest income (expense)	$8	$(591)

Net loss before benefit for income taxes
Recycling	$(1,658)	$(777)
Technology	(1,070)	(1,273)
Total Net loss before benefit for income taxes	$(2,728)	$(2,050)

	As of	As of
	March 30,	December 29,
	2019	2018
Assets
Recycling	$13,691	$13,566
Technology	20,328	21,055
Total Assets	$34,019	$34,621

Intangible Assets
Recycling	$19	$19
Technology	20,036	20,969
Total Intangible Assets	$20,055	$20,988

Note 26:       Related Parties

Tony Isaac, the Company’s Chief Executive Officer, is the father of Jon Isaac, President and Chief Executive Officer of Live Ventures Incorporated and managing member of Isaac Capital Group LLC, a 15% shareholder of the Company. Tony Isaac, Chief Executive Officer, Virland Johnson, Chief Financial Officer, Richard Butler, Board of Directors member, and Dennis Gao, Board of Directors member of the Company, are Board of Directors member, Chief Financial Officer, Board of Directors member, and Board of Directors members of, respectively, Live Ventures Incorporated. The Company also shares certain executive and legal services with Live Ventures Incorporated. The total services shared were $47 and $66 for the 13 weeks ended March 30, 2019 and March 31, 2018, respectively. Customer Connexx rents approximately 9,879 square feet of office space from Live Ventures Incorporated at its Las Vegas, NV office. The total rent and common area expense were $44 and $44 for the 13 weeks ended March 30, 2019 and March 31, 2018, respectively.

On December 30, 2017, Purchaser entered into the Agreement with the Company and ApplianceSmart. Pursuant to the Agreement, the Purchaser purchased from the Company all of the Stock of ApplianceSmart in exchange for the Purchase Price. Effective April 1, 2018, the Purchaser issued the ApplianceSmart Note with a three-year term in the original principal amount of $3,919 for the balance of the purchase price. ApplianceSmart is guaranteeing the repayment of the ApplianceSmart Note.

On December 26, 2018, the ApplianceSmart Note was amended and restated to grant ARCA a security interest in the assets of the Purchaser, ApplianceSmart, and ApplianceSmart Contracting Inc. in exchange for modifying the repayment terms to provide for the payment in full of all accrued interest and principal on April 1, 2021, the maturity date of the ApplianceSmart Note.

On March 15, 2019, the Company entered into subordination agreements with third parties pursuant to which it agreed to subordinate the payment of indebtedness under the ApplianceSmart Note and the Company’s security interest in the assets of ApplianceSmart and other related parties in exchange for up to $1,200 payable within 15 days of the agreement. ApplianceSmart paid $1,200 to the Company as follows: $100 on March 29, 2019, $250 on April 5, 2019 and $850 on April 15, 2019, in each case as principal payments on the ApplianceSmart Note. In connection with the sale to the Purchaser, ApplianceSmart Inc. incurred $0 and $68 of transition fee expense for the 13 weeks ended March 30, 2019 and March 31, 2018, respectively.

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

We acknowledge that we continue to face a challenging competitive environment as we continue to focus on our overall profitability, including managing expenses. We reported an operating loss of $6,097 and a net loss of $5,608 in 2018. We reported an operating loss of $2,875 and a net loss of $2,028 for the first 13 weeks of fiscal year 2019. In addition, the Company has as of March 30, 2019 total current assets of $6,955 and total current liabilities $10,456 resulting in a net negative working capital of $3,501.

The Company has available cash balances and funds available under the accounts receivable factoring program with Prestige Capital, to provide sufficient liquidity to fund the entity’s operations, the entity’s continued investments in center openings and remodeling activities, for at least the next twelve months. The Company expects to generate cash from operations for the remainder of fiscal year 2019. The agreement with Prestige Capital allows the Company to get advance funding of 80% of an unpaid customer’s invoice amount within 2 days and the balance less a fee upon ultimate collection in cash of the invoice. The Company will be able to utilize the available funds under the accounts receivable factoring agreement to provide liquidity, to pursue acquisitions, and other strategic transactions to expand and grow the business to enhance shareholder value. Management also regularly monitors capital market conditions to ensure no other conditions or events exist that may materially affect the Company’s financial conditions and liquidity and the Company may raise additional funds through borrowings or public or private sales of debt or equity securities, if necessary.

In Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018, as amended (the “Form 10-K”) management has addressed and evaluated the risk factors described therein that could materially and adversely affect the entity’s business, financial condition and results of operations, cash flows and liquidity. The Company has determined the risk factors do not materially affect the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Based on the above, management has concluded that at March 30, 2019 the Company is not aware and did not identify any other conditions or events that would cause the Company to not be able to continue business as a going concern for the next twelve months.

Note 28:       Subsequent Events

Sears Holdings Management Corp – Logistics Services

On February 18, 2019, the Company informed Sears Holdings Management Corp – Logistics Services (“Sears”) that Sears may have overcharged ARCA Recycling $642 and that it planned on filing a proof of claim with the trustee in the Sears’ bankruptcy against Sears for the overcharged amount. The Company requested that Sears provide contractual written proof to the contrary supporting their claim for invoices submitted in excess of the contractually agreed upon amounts for transportation services. Sears provided transportation services to ARCA Recycling in fiscal years 2013 through 2018. ARCA Recycling has $559 recorded as outstanding and un-paid accounts payable as of March 30, 2019 and December 30, 2018. The Company is of the opinion that Sears owes ARCA Recycling a net amount due of $83. The overcharged amount has not been corrected in the consolidated results of the Company through March 30, 2019. The Company filed a proof of claim on April 5, 2019 for a net amount owing the Company of $83.

ApplianceSmart Note

On March 15, 2019, the Company entered into subordination agreements with third parties pursuant to which it agreed to subordinate the payment of indebtedness under the ApplianceSmart Note and the Company’s security interest in the assets of ApplianceSmart and other related parties in exchange for up to $1,200 payable within 15 days of the agreement. ApplianceSmart paid $1,200 to the Company as follows: $100 on March 29, 2019, $250 on April 5, 2019 and $850 on April 15, 2019 as principal payments on the ApplianceSmart Note.

Reverse Stock Split

On April 16, 2019, the Company’s board of directors authorized a one-for-five reverse stock split and a contemporaneous one-for-five (1:5) reduction in the number of authorized shares of common stock, par value $0.001 per share from 50,000,000 to 10,000,000 shares (exact numbers), to take effect for stockholders of record as of April 17, 2019. No fractional shares will be issued.

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

Forward-Looking and Cautionary Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. You can identify forward-looking statements because they contain words such as ‘‘believes,’’ ‘‘expects,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘seeks,’’ ‘‘approximately,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘estimates’’ or ‘‘anticipates’’ or similar expressions that concern our strategy, plans or intentions. Any statements we make relating to our future operations, performance and results, and anticipated liquidity are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those we expected. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-Q, are disclosed in “Item 1-Business, Item 1A – Risk Factors” of our Form 10-K. Some of the factors that we believe could affect our results include:

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

We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this Quarterly Report on Form 10-Q may not in fact occur. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Our MD&A should be read in conjunction with our Form 10-K (including the information presented therein under Risk Factors), together with our Quarterly Reports on Forms 10-Q and other publicly available information. All amounts herein are unaudited.

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

We operate two reportable segments:

Recycling: Our recycling segment is a turnkey appliance recycling program. We receive fees charged for recycling, replacement and additional services for utility energy efficiency programs and have established 15 regional processing centers (“RPC’s) for this segment throughout the United States and Canada.

Technology: GeoTraq is in the process of development technology to enable low cost, location-based products and services.

For the Thirteen Weeks Ended March 30, 2019 and March 31, 2018

Results of Operations

The following table sets forth certain statement of operations items and as a percentage of revenue, for the periods indicated:

	13 Weeks Ended		13 Weeks Ended
	March 30, 2019		March 31, 2018
Statement of Operations Data (in Thousands):
Revenues	$6,293	100.0%	$8,913	100.0%
Cost of revenues	5,144	81.7%	6,501	72.9%
Gross profit	1,149	18.3%	2,412	27.1%
Selling, general and administrative expenses	4,024	63.9%	3,974	44.6%
Operating loss	(2,875)	-45.7%	(1,562)	-17.5%
Interest income (expense), net	8	0.1%	(591)	-6.6%
Other income	139	2.2%	103	1.2%
Net loss before income taxes	(2,728)	-43.3%	(2,050)	-23.0%
Benefit from income taxes	(700)	-11.1%	(575)	6.5%
Net loss attributable to company	$(2,028)	-32.2%	$(1,475)	-16.5%

The following tables set forth revenues for key product and service categories, percentages of total revenue and gross profits earned by key product and service categories and gross profit percent as compared to revenues for each key product category indicated:

	13 Weeks Ended		13 Weeks Ended
	March 30, 2019		March 31, 2018
Revenue	Net Revenue	Percent of Total	Net Revenue	Percent of Total

Recycling, Byproducts, Carbon Offset	3,228	51.3%	4,743	53.2%
Replacement Appliances	3,065	48.7%	4,170	46.8%
Total Revenue	6,293	100.0%	8,913	100.0%

	13 Weeks Ended		13 Weeks Ended
	March 30, 2019		March 31, 2018
Gross Profit	Gross Profit	Gross Profit %	Gross Profit	Gross Profit %

Recycling, Byproducts, Carbon Offset	24	0.7%	1,089	23.0%
Replacement Appliances	1,125	36.7%	1,323	31.7%
Total Gross Profit	1,149	18.3%	2,412	27.1%

Revenue

Revenue decreased $2,620 or 29.4% for the 13 weeks ended March 30, 2019 as compared to the 13 weeks ended March 31, 2018.

Revenue increased or decreased in the following categories as compared to the prior year period:

Replacement Appliance revenue decreased $1,105 or 31.9% due to product switch out at one of our largest customers which caused a delay of over 45 days in new orders.

Recycling, Byproducts, Carbon Offset revenue decreased $1,515 or 26.5% due primarily to unseasonably cold weather in the Northeast part of the United States which decreased order volume across customers in the region.

Cost of Revenue

Cost of revenue decreased $1,357, or 20.9% for the 13 weeks ended March 30, 2019 as compared to the 13 weeks ended March 31, 2018, primarily due to the change in revenue discussed above together with the changes in gross profit discussed below.

Gross Profit

Gross profit decreased $1,263 or 52.4%, for the 13 weeks ended March 30, 2019 as compared to the 13 weeks ended March 31, 2018.

Gross profit for Recycling, Byproducts and Carbon Offset decreased $1,065 or 97.8% due to higher than expected transportation costs coupled with lower volume caused by severe winter weather. Replacement Appliance gross profit decreased $198 or 15.0%.

Gross profit margin as a percentage of sales decreased for Recycling, Byproducts and Carbon Offset to 0.7% vs. 23.0%. Gross profit margin as a percentage of sales increased for Replacement Appliances to 36.7% vs. 31.7%.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $50 or 1.3%, for the 13 weeks ended March 30, 2019 as compared to the 13 weeks ended March 31, 2018. Selling, general and administrative expense decreased for our Technology segment by $203 and increased for our Recycling segment by $253.

Operating Loss

As a result of the factors described above, operating loss of $2,875 for the 13 weeks ended March 30, 2019 represented an increase in loss of $1,313 over the comparable prior year 13 weeks income ended March 31, 2018 of $1,562.

Interest Expense, net

Interest expense net decreased $599 or 101.4%, for the 13 weeks ended March 30, 2019 as compared to the 13 weeks ended March 31, 2018 primarily due to repayment of the Midcap Revolver in March 2018.

Other Income

Other income increased $36 for the 13 weeks ended March 30, 2019 as compared to the 13 weeks ended March 31, 2018.

Benefit from Income Taxes

We recorded an income tax benefit of $700 for the 13 weeks ended March 30, 2019, compared with a benefit from income taxes of $575 for in the same period of 2018. The benefit from income taxes for the 13 weeks ended March 30, 2019 increased over the same period in 2018 by $125.

Net Loss

The factors described above led to a net loss of $2,028 for the 13 weeks ended March 30, 2019, an increase in loss of $553 from a net loss of $1,475 for the 13 weeks ended March 31, 2018.

Segment Performance

We report our business in the following segments: Recycling and Technology. We identified these segments based on a combination of business type, customers serviced and how we divide management responsibility. Our revenues and profits are driven through our recycling centers, e-commerce, individual sales reps and our internet services.

Operating income (loss) by operating segment, is defined as income (loss) before net interest expense, other income and expense and provision for income taxes and income (loss).

	13 Weeks Ended March 30, 2019 Segments in $			13 Weeks Ended March 31, 2018 Segments in $
	Recycling	Technology	Total	Recycling	Technology	Total
Revenue	$6,293	$–	$6,293	$8,913	$–	$8,913
Cost of revenue	5,144	–	5,144	6,501	–	6,501
Gross profit	1,149	–	1,149	2,412	–	2,412
Selling, general and administrative expense	2,954	1,070	4,024	2,701	1,273	3,974
Operating income (loss)	$(1,805)	$(1,070)	$(2,875)	$(289)	$(1,273)	$(1,562)

	13 Weeks Ended March 30, 2019 Segments in %			13 Weeks Ended March 31, 2018 Segments in %
	Recycling	Technology	Total	Recycling	Technology	Total
Revenue	100.0%	0.0%	100.0%	100.0%	0.0%	100.0%
Cost of revenue	81.7%	0.0%	81.7%	72.9%	0.0%	72.9%
Gross profit	18.3%	0.0%	18.3%	27.1%	0.0%	27.1%
Selling, general and administrative expense	46.9%	100.0%	63.9%	30.3%	-100.0%	44.6%
Operating income (loss)	-28.7%	-100.0%	-45.7%	-3.2%	-100.0%	-17.5%

Recycling Segment

Segment results for ARCA Recycling, Customer Connexx, and ARCA Canada. Revenue for the 13 weeks ended March 30, 2019 decreased by $2,620, or 29.4% as compared to the prior year period. This represents a decrease in Recycling, Byproduct and Carbon Offset revenue of $1,515 or 31.9% and Replacement Appliance revenue of $1,105 or 26.5%. Decreased revenues were a direct result of product switch out with one our largest customers which caused a delay of over forty-five days in in new orders. Severe cold weather in the Northeast portion of the United States decreased affected customers order volume.

Cost of revenue for the 13 weeks ended March 30, 2019 decreased $1,357 or 20.9% as compared to the prior year period. This represents a decrease in the cost of revenue of Recycling, Byproducts, Carbon Offset of $450 or 12.3% and a decrease in cost of revenue of Replacement Appliances $907 or 31.9%.

Operating income for the 13 weeks ended March 30, 2019 decreased $1,516, as compared to the prior year period. This represents a decrease in gross profit of $1,263 and increased selling, general and administrative expense of $253.

Technology Segment

Segment results for Technology include GeoTraq. Results for the 13 weeks ended March 30, 2019 include a loss of $1,070. The loss represents intangible asset amortization expense for $933, and other selling general and administrative expense of $137. Results for the 13 weeks ended March 31, 2018 include a loss of $1,273, of which $932 was intangible asset amortization expense and $340 other selling general and administrative expense.

Liquidity and Capital Resources

Overview

Based on our current operating plans, we believe that available cash balances, funds available under our factoring agreement with Prestige Capital Corporation (“Prestige Capital”), sale of assets and or other refinancing of existing indebtedness will provide sufficient liquidity to fund our operations, our continued investments in store openings and remodeling activities for at least the next 12 months. We expect to generate cash from operations over the remainder of fiscal year 2019.

As of March 30, 2019, we had total cash on hand of $652. As we continue to pursue strategic transactions to expand and grow our business, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

Cash Flows

During the 13 weeks ended March 30, 2019, cash used in operations was $246, compared to cash provided by operations of $3,354 during the 13 weeks ended March 31, 2018. The decrease in cash provided by operations of $3,600 as compared to the prior year period was primarily due to: a decrease in comprehensive net income from continuing operations of $553, a negative change in provision for doubtful accounts of $277, a negative change in deferred income taxes of $126, a negative change in accounts receivable of $2,432, a negative change in deferred rent of $12, a negative change in deferred compensation of $179, and negative change in amortization of debt issuance costs of $441; the preceding decreases were partially offset by an increase in non-cash depreciation and amortization of $19, a positive change in stock based compensation of $60, a positive change in other of $7 and positive changes in inventory and accounts payable of $526.

Cash used by investing activities was $110 and cash provided by investing activities $1,413 for the 13 weeks ended March 30, 2019 and the 13 weeks ended March 31, 2018, respectively. The $1,523 decrease in cash provided by investing activities, as compared to the prior period, is primarily attributable to the increase in purchases of property and equipment of $149 and a decrease in net payments received on a note receivable from Live Ventures Incorporated of $1,374.

Cash used by financing activities was $193 and $5,910 for the 13 weeks ended March 30, 2019 and the 13 weeks ended March 31, 2018, respectively. The $5,717 decrease in cash used, as compared to the prior period, was attributable to paying off the MidCap Revolver in March 2018 of $5,605 and a decrease in payments of debt obligations of $112.

Sources of Liquidity

We utilize cash on hand and factor on occasion certain accounts receivable invoices to cover normal and seasonal fluctuations in cash flows and to support our various growth initiatives. Our cash and cash equivalents are carried at cost and consist primarily of demand deposits with commercial banks. On March 26, 2018, the Company entered into a purchase and sale agreement with Prestige Capital, whereby from time to time the Company can factor certain accounts receivable to Prestige Capital up to a maximum advance and outstanding balance of $7,000. Discount fees ultimately paid depend upon how long an invoice and related amount is outstanding from ARCA’s customer. Prestige Capital has been granted a security interest in all ARCA accounts receivable. The term of the purchase and sale agreement was six months from March 26, 2018 and has been renewed for three times for successive terms of six months. The current purchase and sale agreement with Prestige Capital terminates on September 26, 2019.

Update on Possible Sale of Recycling Business

The Company has signed a non-binding exclusive letter of intent with a potential buyer who has commenced due diligence. There can be no guarantee that this potential buyer will execute a definitive, binding agreement and consummate a purchase of the Company’s recycling business.

Future Sources of Cash; New Acquisitions, Products and Services

We may require additional debt financing and/or capital to finance new acquisitions, refinance existing indebtedness or consummate other strategic investments in our business. Any financing obtained may further dilute or otherwise impair the ownership interest of our existing stockholders.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Market Risk and Impact of Inflation

Foreign Currency Exchange Rate Risk. We currently generate revenues in Canada. The reporting currency for our consolidated financial statements is U.S. dollars. It is not possible to determine the exact impact of foreign currency exchange rate changes; however, the effect on reported revenue and net loss can be estimated. We estimate that the U.S. dollar against the Canadian dollar had an immaterial impact on revenues and net loss for the 13 week period ended March 30, 2019. We do not currently hedge foreign currency fluctuations and do not intend to do so for the foreseeable future.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at December 29, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at March 30, 2019, our disclosure controls and procedures were ineffective.

Changes in Internal Control over Financial Reporting

During the first fiscal quarter of fiscal 2019, covered by this Quarterly Report on Form 10-Q, we did not make any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

Management noted two material weaknesses in internal control when conducting their evaluation of internal control as of December 29, 2018. (1) Insufficient information technology general controls (“ITGC”) and segregation of duties. It was noted that people who were negotiating a contract, were also involved in approving invoices without proper oversight. Additional controls and procedures are necessary and are being implemented to have check and balance on significant transactions and governance with those charged with governance authority. (2) Inadequate control design or lack of sufficient controls over significant accounting processes. The cutoff and reconciliation procedures were not effective with certain accrued and deferred expenses. In addition, contract to invoice reconciliation was not effective with certain transportation service providers. To remedy, processes and procedures are implemented that ensure accruals and invoices are reviewed for accuracy and properly recorded in the appropriate period. These material weaknesses remained outstanding as of March 30, 2019 and management is currently working to remedy these outstanding material weaknesses.

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

PART II.        Other Information

Item 1.    Legal Proceedings

On December 29, 2016, ARCA served a Minnesota state court complaint for breach of contract on Skybridge Americas, Inc. (“SA”), ARCA’s primary call center vendor throughout 2015 and most of 2016. ARCA seeks damages in the millions of dollars as a result of alleged overcharging by SA and lost client contracts. On January 25, 2017, SA served a counterclaim for unpaid invoices in the amount of approximately $460,000 plus interest and attorneys’ fees. On March 29, 2017, the Hennepin County district court (the “District Court”) dismissed ARCA’s breach of contract claim based on SA’s overuse of its Canadian call center but permitted ARCA’s remaining claims to proceed. Following motion practice, on January 8, 2018 the District Court entered judgment in SA’s favor, which was amended as of February 28, 2018, for a total amount of $613,566.32, including interest and attorneys’ fees. On March 4, 2019, the Minnesota Court of Appeals (the “Court of Appeals”) ruled and (i) reversed the District Court’s judgment in favor of Skybridge on the call center location claim and remanded the issue back to the District Court for further proceedings, (ii) reversed the District Court’s judgment in favor of Skybridge on the net payment issue and remanded the issue to the District Court for further proceedings, and (iii) affirmed the District Court’s judgment in Skybridge’s favor against ARCA’s claim that Skybridge breached the contract when it failed to meet the service level agreements. As a result of the decision by the Court of Appeals, the District Court’s award of interest and attorneys’ fees, etc. was reversed. ARCA expects that the District Court will issue a new scheduling order providing deadlines for resumed discovery, motion practice, and alternative dispute resolution, leading to a trial.

On November 15, 2016, ARCA served an arbitration demand on Haier US Appliance Solutions, Inc., dba GE Appliances (“GEA”), alleging breach of contract and interference with prospective business advantage. ARCA seeks over $2 million in damages. On April 18, 2017, GEA served a counterclaim for approximately $337,000 in alleged obligations under the parties’ recycling agreement. Simultaneously with serving its counterclaim in the arbitration, which is venued in Chicago, GEA filed a complaint in the United States District Court for the Western District of Kentucky seeking damages of approximately $530,000 plus interest and attorneys’ fees allegedly owed under a previous agreement between the parties. On December 12, 2017, the court stayed GEA’s complaint in favor of the arbitration. Under the terms of ARCA’s transaction with Recleim LLC (“Recleim”), Recleim is obligated to pay GEA on ARCA’s behalf the amounts claimed by GEA in the arbitration and in the lawsuit pending in Kentucky. Those amounts have been paid into escrow pending the outcome of the arbitration. The arbitration is currently scheduled for August 2019; however the parties have agreed to mediation in advance of the arbitration.

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

We are party from time to time to other ordinary course disputes that we do not believe to be material to our financial condition as of March 30, 2019.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of funds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

Item 6.    Exhibits.

Index to Exhibits

Exhibit Number		Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.1		Subordination Agreement dated March 15, 2019 from Appliance Recycling Centers of America, Inc. to Crossroads Financing, LLC	8-K	0-19621	10.1	03/21/19

10.2		Intercreditor and Subordination Agreement, dated March 18, 2019 by and between Appliance Recycling Centers of America, Inc. and Crossroads Financing, LLC	8-K	0-19621	10.2	03/21/19

31.1	*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Ex. 101.INS	*	XBRL Instance Document

Ex. 101.SCH	*	XBRL Taxonomy Extension Schema Document

Ex. 101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

Ex. 101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

Ex. 101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

Ex. 101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

_______________________________

*    Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

Appliance Recycling Centers of America, Inc.
(Registrant)

Date:	May 14, 2019	By:	/s/ Tony Isaac
Tony Isaac
Chief Executive Officer
(Principal Executive Officer)

Date:	May 14, 2019	By:	/s/ Virland A. Johnson
Virland A. Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)

