Form 10-Q
period 2019-06-29
APPLIANCE RECYCLING CENTERS OF AMERICA INC /MN
filed 2019-08-19
CIK 862861

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 29, 2019

or

☐      Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 0-19621

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	41-1454591 (I.R.S. Employer Identification No.)

325 E. Warm Springs Road, Suite 102 Las Vegas, Nevada (Address of principal executive offices)	55343 (Zip Code)

702-997-5968

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	ARCI	The NASDAQ Stock Market LLC (The NASDAQ Capital Market)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

As of August 1, 2019, there were 1,694,565 outstanding shares of the registrant’s common stock, with a par value of $0.001, and market value of $6,778,260.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

INDEX TO FORM 10-Q

		Page
PART I. FINANCIAL INFORMATION
		3
Item 1.	Condensed Consolidated Financial Statements	3

	Unaudited Condensed Consolidated Balance Sheets as of June 29, 2019 and December 29, 2018	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the 13 and 26 weeks ended June 29, 2019 and June 30, 2018	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the 26 weeks ended June 29, 2019 and June 30, 2018	5

	Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the 26 weeks ended June 29, 2019 and June 30, 2018	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	38

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3.	Defaults Upon Senior Securities	39

Item 4.	Mine Safety Disclosures	39

Item 5	Other Information
		40
Item 6.	Exhibits
		40
SIGNATURES		41

PART I.                 FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	June 29,	December 29,
	2019	2018
	(Unaudited)
Assets
Cash and cash equivalents	$1,370	$1,195
Trade and other receivables, net	4,870	5,804
Income taxes receivable	231	101
Inventories	1,018	801
Prepaid expenses and other current assets	860	617
Total current assets	8,349	8,518

Note receivable - ApplianceSmart Holdings, LLC a subsidiary of Live Ventures Incorporated	2,719	3,837
Property and equipment, net	740	617
Right to use asset - operating leases	2,272	–
Intangible assets, net	19,122	20,988
Deposits and other assets	281	661
Total assets	$33,483	$34,621

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$3,777	$3,169
Accrued liabilities - other	1,414	1,118
Accrued liability - California Sales Taxes	4,609	4,722
Short term debt	698	256
Lease obligation short term - operating leases	1,049	–
Total current liabilities	11,547	9,265

Lease obligation long term - operating leases	1,252	–
Deferred income taxes, net	2,455	3,549
Other noncurrent liabilities	–	196
Total liabilities	15,254	13,010

Stockholders' equity:
Preferred stock, series A-1 - par value $.001 per share 2,000 authorized, 288 shares issued and outstanding at June 29, 2019 and December 29, 2018	–	–
Common stock, par value $.001 per share, 50,000 shares authorized, 1,695 and 1,695 shares issued and outstanding at June 29, 2019 and at December 29, 2018, respectively	2	2
Additional paid in capital	38,660	38,660
Accumulated deficit	(19,917)	(16,518)
Accumulated other comprehensive loss	(516)	(533)
Total stockholders' equity	18,229	21,611
Total liabilities and stockholders' equity	$33,483	$34,621

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In Thousands)

UNAUDITED

	For the Thirteen Weeks Ended		For the Twenty Six Weeks Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Revenues	$7,601	$8,373	$13,894	$17,286
Cost of revenues	5,733	6,223	10,877	12,724
Gross profit	1,868	2,150	3,017	4,562

Operating expenses:
Selling, general and administrative expenses	4,257	3,752	8,281	7,726

Operating loss	(2,389)	(1,602)	(5,264)	(3,164)

Other income (expense):
Gain on the sale of property	–	2	–	2
Interest income (expense), net	(14)	(38)	(6)	(629)
Other income (expense)	639	(50)	778	53
Total other income (expense), net	625	(86)	772	(574)
Loss from operations before benefit from income taxes	(1,764)	(1,688)	(4,492)	(3,738)
Total benefit from income taxes	(393)	(279)	(1,093)	(854)
Net loss	$(1,371)	$(1,409)	$(3,399)	$(2,884)

Dividends declared - series a preferred stock	$–	$–	$–	$–
Dividends declared - common stock	$–	$–	$–	$–

Loss per share:
Basic loss per share	$(0.81)	$(1.02)	$(2.01)	$(2.10)
Diluted loss per share	$(0.81)	$(1.02)	$(2.01)	$(2.10)

Weighted average common shares outstanding:
Basic	1,695	1,375	1,695	1,375
Diluted	1,695	1,375	1,695	1,375

Net loss	$(1,371)	$(1,409)	$(3,399)	$(2,884)
Other comprehensive income (loss), net of tax
Effect of foreign currency translation adjustments	10	(11)	17	(33)
Total other comprehensive income (loss), net of tax	10	(11)	17	(33)
Comprehensive loss	$(1,361)	$(1,420)	$(3,382)	$(2,917)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

UNAUDITED

	For the Twenty Six Weeks Ended
	June 29, 2019	June 30, 2018
OPERATING ACTIVITIES:
Net loss	$(3,399)	$(2,884)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,970	1,986
Amortization of debt issuance costs	74	515
Amortization of right to use assets - operating leases	30	–
Stock based compensation expense	120	–
Change in provision for doubtful accounts	–	277
Gain on sale of property and equipment	–	(2)
Change in deferred rent	(48)	(2)
Change in deferred compensation	(148)	60
Change in deferred income taxes	(1,094)	(854)
Other	381	159
Changes in assets and liabilities:
Accounts receivable	914	3,538
Income taxes receivable	(131)	–
Prepaid expenses and other current assets	(363)	(838)
Inventories	(210)	(340)
Accounts payable and accrued expenses	783	1,019
Accrued income taxes	–	(80)
Net cash provided by (used in) operating activities	(1,121)	2,554

INVESTING ACTIVITIES:
Purchases of property and equipment	(227)	(177)
Proceeds from the sale of property and equipment	–	2
Net payments received from Live Ventures Incorporated note receivable	1,118	159
Net cash provided by (used in) investing activities	891	(16)

FINANCING ACTIVITIES:
Net payments under line of credit - MidCap Financial Trust	–	(5,605)
Proceeds from issuance of long term debt obligations	471	562
Payments on debt obligations	(103)	(373)
Net cash provided by (used in) financing activities	368	(5,416)

Effect of changes in exchange rate on cash and cash equivalents	37	(22)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	175	(2,900)

CASH AND CASH EQUIVALENTS, beginning of period	1,195	3,313

CASH AND CASH EQUIVALENTS, end of period	$1,370	$413

Supplemental cash flow disclosures:
Interest paid	$13	$114
Income taxes refunded (paid)	$(131)	$(80)
Net liabilities assumed by ApplianceSmart	$–	$1,901
Right to use asset - operating leases capitalized	$2,272	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In Thousands)

UNAUDITED

	Common Stock		Series A Preferred		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Equity
Balance, December 29, 2018	1,695	$2	288	$–	$38,660	$(533)	$(16,518)	$21,611
Share based compensation	–	–	–	–	–	–	–	–
Other comprehensive income, net of tax	–	–	–	–	–	17	–	17
Net loss	–	–	–	–	–	–	(3,399)	(3,399)
Balance, June 29, 2019	1,695	$2	288	$–	$38,660	$(516)	$(19,917)	$18,229

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In Thousands)

UNAUDITED

	Common Stock		Series A Preferred		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Equity
Balance, December 30, 2017	6,875	$1	288	$–	$37,634	$(493)	$(10,910)	$26,238
Share based compensation		–	–	–	–	–	–	–
Other comprehensive income, net of tax	–	–	–	–	–	(33)	–	(33)
Net loss	–	–	–	–	–	–	(2,884)	(2,884)
Balance, June 30, 2018	6,875	$1	288	$–	$37,634	$(526)	$(13,794)	$23,321

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

APPLIANCE RECYCLING CENTERS OF AMERICA, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 29, 2019

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

All data for common stock, options and warrants have been adjusted to reflect the 1-for-5 reverse stock split (which took effect on April 19, 2019) (the “Reverse Stock Split”) for all periods presented. In addition, all common stock prices, and per share data for all periods presented have been adjusted to reflect the Reverse Stock Split.

We report on a 52- or 53-week fiscal year. Our 2018 fiscal year (“2018”) ended on December 29, 2018, and our fiscal year (“2019”) will end on December 28, 2019, each fiscal year is 52 weeks in length.

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

The Reincorporation changed the par value of the Company’s common shares from no par value to a par value of $.001 per share of common stock.

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

Significant estimates made in connection with the accompanying consolidated financial statements include the estimated reserve for doubtful current trade and other receivables, the estimated reserve for excess and obsolete inventory, estimated fair value and forfeiture rates for stock-based compensation, fair values in connection with the analysis of other intangibles and long-lived assets for impairment, valuation allowance against deferred tax assets and estimated useful lives for intangible assets and property and equipment.

Financial Instruments

Financial instruments consist primarily of cash equivalents, trade and other receivables, notes receivables, and obligations under accounts payable, accrued expenses and notes payable. The carrying amounts of cash equivalents, trade receivables and other receivables, accounts payable, accrued expenses and short-term notes payable approximate fair value because of the short maturity of these instruments. The fair value of the long-term debt is calculated based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements, unless quoted market prices were available (Level 2 inputs). The carrying amounts of short-term debt at June 29, 2019 and December 29, 2018 approximate fair value.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase. Fair value of cash equivalents approximates carrying value.

Trade Receivables and Allowance for Doubtful Accounts

We carry unsecured trade receivables at the original invoice amount less an estimate made for doubtful accounts based on a monthly review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. We write off trade receivables when we deem them uncollectible. We record recoveries of trade receivables previously written off when we receive them. We consider a trade receivable to be past due if any portion of the receivable balance is outstanding for more than ninety days. We do not charge interest on past due receivables. Our management considers the allowance for doubtful accounts of $29 and $29 to be adequate to cover any exposure to loss as of June 29, 2019, and December 29, 2018, respectively.

Inventories

Appliance inventories are stated at the lower of cost, determined on a specific identification basis, or market. Inventory raw material - chips, are stated at the lower of average cost or market. We provide estimated provisions for the obsolescence of our appliance inventories, including adjustment to market, based on various factors, including the age of such inventory and our management’s assessment of the need for such provisions. We look at historical inventory aging reports and margin analyses in determining our provision estimate. A revised cost basis is used once a provision for obsolescence is recorded. The Company does not have a reserve for excess or obsolete inventory at June 29, 2019 and December 29, 2018.

Right to use asset – Operating Leases

The Company adopted Accounting Standards Update No. 2016-02, Leases (Topic 842) as of December 30, 2018, the beginning of our fiscal year. Using the modified retrospective approach with transition relief, we recorded operating lease right of use assets and obligations of approximately $2,272 and made no adjustments to retained earnings. Adoption of the new standard did not materially impact our consolidated net earnings or cash flows. The amounts recognized reflect the present value of remaining lease payments for all leases that have a lease term greater than 12 months. The discount rate used is an estimate of the Company’s incremental borrowing rate based on information available at lease commencement. In considering the lease asset value, the Company considers fixed and variable payment terms, prepayments and options to extend, terminate or purchase. Renewal, termination or purchase options affect the lease term used for determining lease asset value only if the option is reasonably certain to be exercised.

Property and Equipment

Property and Equipment are stated at cost less accumulated depreciation. Expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of assets are capitalized. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The useful lives of building and improvements are three to thirty years, transportation equipment is three to fifteen years, machinery and equipment are five to ten years, furnishings and fixtures are three to five years and office and computer equipment are three to five years. Depreciation expense was $24 and $59 for the 13 weeks ended June 29, 2019 and June 30, 2018, respectively. Depreciation expense was $104 and $120 for the 26 weeks ended June 29, 2019 and June 30, 2018, respectively.

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

Under ASC 360, long-lived assets are tested for recoverability whenever events or changes in circumstances (‘triggering event’) indicate that the carrying amount may not be recoverable. In making this determination, triggering events that were considered included:

•	A significant decrease in the market price of a long-lived asset (asset group);

•	A significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition;

•	A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator;

•	An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group);

•	A current period operating, or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group); and,

•	A current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The term more likely than not refers to a level of likelihood that is more than 50 percent.

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

We performed intangible asset impairment testing as of June 29, 2019. Based on the testing, there was no impairment of intangibles as of June 29, 2019.

The Company’s intangible assets consist of customer relationship intangibles, trade names, licenses for the use of internet domain names, Universal Resource Locators, or URL’s, software, patent USPTO reference No. 10,182,402, and historical know-how, designs and related manufacturing procedures. Upon acquisition, critical estimates are made in valuing acquired intangible assets, which include but are not limited to: future expected cash flows from customer contracts, customer lists, and estimating cash flows from projects when completed; tradename and market position, as well as assumptions about the period of time that customer relationships will continue; and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from the assumptions used in determining the fair values. All intangible assets are capitalized at their original cost and amortized over their estimated useful lives as follows: domain name and marketing – 3 to 20 years; software – 3 to 5 years, technology intangibles – 7 years, customer relationships – 7 to 15 years. Intangible amortization expense is $933 and $932 for the 13 weeks ended June 29, 2019 and June 30, 2018, respectively. Intangible amortization expense is $1,866 and $1,864 for the 26 weeks ended June 29, 2019 and June 30, 2018, respectively.

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

Assets Recognized from Costs to Obtain a Contract with a Customer

We recognize an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. We have concluded that none of the costs we have incurred to obtain and fulfill our FASB Accounting Standards Codification, or ASC 606 contracts, meet the capitalization criteria, and as such, there are no costs deferred and recognized as assets on the consolidated balance sheets at June 29, 2019 and December 29, 2018.

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

Revenue recognized for Company contracts - $6,835 and $7,396 for the 13 weeks ended June 29, 2019 and June 30, 2018, respectively. Revenue recognized for Company contracts - $12,506 and $15,218 for the 26 weeks ended June 29, 2019 and June 30, 2018, respectively. Byproduct revenue is non-contract revenue and amounts for Byproduct revenue have been excluded from Revenue recognized for Company contracts for all periods presented.

Shipping and Handling

The Company classifies shipping and handling charged to customers as revenues and classifies costs relating to shipping and handling as cost of revenues.

Advertising Expense

Advertising expense is charged to operations as incurred. Advertising expense totaled $345 and $211 for the 13 weeks ended June 29, 2019 and June 30, 2018, respectively. Advertising expense totaled $455 and $367 for the 26 weeks ended June 29, 2019 and June 30, 2018, respectively.

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

Lease Accounting

We lease warehouse facilities and office space. These assets and properties are generally leased under noncancelable agreements that expire at various dates through 2022 with various renewal options for additional periods. The agreements, which have and continue to be classified as operating leases, generally provide for base rent and require us to pay all insurance, taxes and other maintenance costs. We adopted ASC 842 Leases at the beginning of our fiscal year, December 30, 2018. This accounting standard requires all lessees to record the impact of leasing contracts on the balance sheet as a right to use asset and corresponding liability. This is measured by taking the present value of the remaining lease payments over the lease term and recording a right to use asset (“ROU”) and corresponding lease obligation for lease payments. Rent expense is realized on a straight-line basis and the lease obligation is amortized based on the effective interest method. Adoption of this standard resulted in the recognition of a $2,272 Right of Use asset and corresponding liability. In considering the lease asset value, the Company considers fixed or variable payment terms, prepayments and options to extend, terminate or purchase. Renewal, termination or purchase options affect the lease term used for determining lease asset value only if the option is reasonably certain to be exercised. The Company uses an estimate of its incremental borrowing rate based on information available at lease commencement in determining present value of lease payments.

The Company has no new leases as of June 29, 2019 that are not reflected in the numbers above.

The Company’s operating leases are exclusively for building space in the different cities we have operations. The lease terms typically last from 2-3 years with some being longer or shorter depending on needs of the business and the lease partners. The Company has also engaged in month to month leases for parking spaces that the company has elected to expense as incurred. Our lease agreements do not include variable lease payments. Our lessors do offer options to extend lease terms as leases expire and management evaluates against current rental markets and other strategic factors in making the decision to renew. When leases are within 6 months of being renewed, management will estimate probabilities of renewing for an additional term based on market and strategic factors and if the probability is more likely than not that the lease will be renewed, the financials will assume the lease is renewed under the lease renewal option.

The operating leases we have do not contain residual value guarantees and do not contain restrictive covenants. The company currently has one sublease in Ontario, Canada.

Leases accounted under ASC 842 were determined based on analysis of the lease contracts using lease payments and timing as documented in the contract. Non lease contracts were also evaluated to understand if the contract terms provided for an asset that we controlled and provided us with substantially all the economic benefits. We did not observe any contracts with embedded leases. Lease contracts were reviewed, and distinctions made between non lease and lease payments. Only payments related to the lease of the asset were included in lease payment calculations. Management uses an estimation of its incremental borrowing rate at lease commencement over similar terms as the lease contracts in determining the present value of its lease obligations.

Adopting the new lease standard had minimal impact on consolidated earnings and cash flows. The weighted average lease term for operating leases is 31 months and the weighted average discount rate is 8%.

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

Concentration of Credit Risk

The Company maintains cash balances at several banks in several states including, Minnesota, California and Nevada. Accounts are insured by the Federal Deposit Insurance Corporation up to $250 per institution as of June 29, 2019. At times, balances may exceed federally insured limits.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ASU 2014-09, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. In August 2015, the FASB issued ASU No. 2015-04, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period.

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

Note 3:       Comprehensive Income

Comprehensive income is the sum of net income and other items that must bypass the income statement because they have not been realized, including items like an unrealized holding gain or loss from available for sale securities and foreign currency translation gains or losses. For the 13 and 26 weeks ended June 29, 2019 and June 30, 2018, our comprehensive income includes foreign currency translation gains and losses.

Note 4:       Reclassifications

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on the previously reported net income (loss) or stockholders’ equity. On March 12, 2018, the Company reincorporated from Minnesota to Nevada. The State of Nevada requires a stated par value, which the Company fixed at $.001 per share. On April 22, 2019, the amounts for common stock and additional paid in capital for fiscal year 2018 have been reclassified to reflect a Reverse Stock Split.

Note 5:        Trade and other receivables

	June 29, 2019	December 29, 2018
Trade receivables, net	$5,306	$5,064
Factored accounts receivable	(1,758)	(582)
Prestige Capital reserve receivable	214	106
Due from Recleim	819	819
Other receivables	289	397
Trade and other receivables, net	$4,870	$5,804

Trade accounts receivable	$3,623	$3,350
Un-billed trade receivables	1,712	1,743
A/R Reserve	(29)	(29)
Total trade receivables, net	$5,306	$5,064

Note 6:       Inventory

Appliances held for sale are stated at the lower of cost, determined on a specific identification basis, or market. Inventory raw material - chips, are stated at the lower of average cost or market. Total inventory consists of the following as of June 29, 2019 and December 29, 2018:

	June 29, 2019	December 29, 2018
Appliances held for resale	$818	$801
Inventory - raw material - chips	200	–
Total inventory	$1,018	$801

We provide estimated provisions for the obsolescence of inventories, including adjustments to market, based on various factors, including the age of such inventory and our management’s assessment of the need for such provisions. We look at historical inventory aging reports and margin analyses in determining our provision estimate. A revised cost basis is used once a provision for obsolescence is recorded. At June 29, 2019 and December 29, 2018, we do not have an inventory reserve.

Note 7:       Prepaids and other current assets

Prepaids and other current assets as of June 29, 2019 and December 29, 2018 consist of the following:

	June 29, 2019	December 29, 2018
Prepaid insurance	$585	$271
Prepaid rent	20	–
Prepaid consulting fees	145	265
Prepaid other	110	81
Total prepaid expenses and other current assets	$860	$617

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

The outstanding balance of the ApplianceSmart Note at June 29, 2019 and December 29, 2018 was $2,719 and $3,837, respectively.

Note 9:       Property and Equipment

Property and equipment as of June 29, 2019 and December 29, 2018 consist of the following:

	Useful Life (Years)	June 29, 2019	December 29, 2018
Buildings and improvements	18-30	$68	$67
Equipment (including computer software)	3-15	6,267	6,049
Projects under construction		125	58
Property and equipment		6,460	6,174
Less accumulated depreciation and amortization		(5,720)	(5,557)
Total property and equipment, net		$740	$617

Property and equipment are stated at cost. We compute depreciation using straight-line method over a range of estimated useful lives from 3 to 30 years. We amortize leasehold improvements on a straight-line basis over the shorter of their estimated useful lives or the underlying lease term. Repair and maintenance costs are charged to operations as incurred.

Depreciation expense was $24 and $59 for the 13 weeks ended June 29, 2019 and June 30, 2018, respectively. Depreciation expense was $104 and $120 for the 26 weeks ended June 29, 2019 and June 30, 2018, respectively.

Note 10:      Right to Use Asset – Operating Leases

We adopted ASC 842 as of the beginning of our fiscal year. The adoption of this new accounting standard required us to recognize a Right of Use Assets for our operating leases of $2,272. The amount recorded is the present value of all remaining lease payments for leases with terms greater than 12 months. The right of use asset is offset by a corresponding liability. The discount rate is based on an estimate of our incremental borrowing rate for terms similar to our lease terms at the time of lease commencement. The asset will be amortized over remaining lease terms. See the Note 2 Lease Accounting.

Note 11:      Intangible Assets

Intangible assets as of June 29, 2019 and December 29, 2018 consist of the following:

	June 29, 2019	December 29, 2018
Intangible assets GeoTraq, net	$19,103	$20,969
Patent	19	19
Total intangible assets	$19,122	$20,988

The useful life and amortization period of the GeoTraq intangible acquired is seven years. Intangible amortization expense was $933 and $932 for the 13 weeks ended June 29, 2019 and June 30, 2018, respectively. Intangible amortization expense was $1,866 and $1,864 for the 26 weeks ended June 29, 2019 and June 30, 2018, respectively.

On August 18, 2017, the Company acquired all of the assets and capital stock of GeoTraq by way of merger, the result of which GeoTraq became a wholly-owned subsidiary of the Company.

The final fair value of the single identifiable intangible asset acquired in the GeoTraq acquisition is a U.S. patent USPTO reference No. 10,182,402 titled “Locator Device with Low Power Consumption” together with the assignment of intellectual property that included historical know-how, designs and related manufacturing procedures was $26,097, which included the deferred income tax liability associated with the intangible asset. Total consideration paid in connection with the acquisition of GeoTraq consisted of $200 in cash, unsecured promissory notes bearing interest at the annual rate of 1.29% maturing on August 18, 2018 in the aggregate principal of $800, and 288,588 shares (exact number) of Series A Preferred Stock (as defined below) with a final fair value of $14,963. See Note 19 – Series A-1 Preferred Stock. In connection with the acquisition, an additional intangible asset amount was recorded in the amount of $10,134 and an offsetting deferred tax liability recorded of the same amount, $10,134, to reflect the future tax liability attributable to the GeoTraq asset acquired. There were no other assets acquired or liabilities assumed.

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

Note 12:       Deposits and other assets

Deposits and other assets as of June 29, 2019 and December 29, 2018 consist of the following:

	June 29, 2019	December 29, 2018
Deposits	$191	$561
Other	90	100
Total deposits and other assets	$281	$661

Deposits are primarily refundable security deposits with landlords the Company leases property from.

Note 13:       Accrued Liabilities

Accrued liabilities as of June 29, 2019 and December 29, 2018 consist of the following:

	June 29, 2019	December 29, 2018
Compensation and benefits	$656	$567
Accrued incentive and rebate checks	590	316
Accrued rent	–	16
Other	168	219
Total accrued expenses	$1,414	$1,118

Note 14:        Accrued Liability – California Sales Tax

	June 29, 2019	December 29, 2018
Accrued liability - CA sales tax	$4,609	$4,722

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

On April 13, 2017 the Company received the formal BOE assessment for sales tax for tax years 2011, 2012 and 2013 in the amount of $4.1 million plus applicable interest of $0.5 million related to the appliance replacement programs that we administered on behalf of our customers on which we did not assess, collect or remit sales tax. The Company has appealed this assessment and continues to engage the services of our existing retained sales tax experts throughout the appeal process. The BOE tax assessment is subject to protest and appeal and would not need to be funded until the matter has been fully resolved through the appeal process. Upon resolution of the protest and appeal process, payment of any resulting tax assessment must be made within twenty-four months.

A settlement proposal was filed on February 22, 2019. Representatives of the Company have attended multiple settlement conferences to date and have another scheduled settlement conference in late August 2019 in an attempt to resolve the matter.

Note 15:       Income Taxes

Our overall effective tax rate was 24.16% for the 26 weeks ended June 29, 2019, and we recorded a positive tax provision benefit of $1,093 against a pre-provision loss of $4,492. Our overall effective tax rate was 22.8% for the 26 weeks ended June 30, 2018, and we had a positive tax provision benefit of $854 against a pre-provision loss of $3,738. The effective tax rates and related provisional tax amounts vary from the U.S. federal statutory rate due to state taxes, foreign taxes, share-based compensation, valuation allowance, and certain non-deductible expenses.

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

Note 16:       Short Term Debt

Short term debt and other financing obligations as of June 29, 2019 and December 29, 2018, consist of the following:

	June 29, 2019	December 29, 2018
AFCO Finance	$561	$193
GE 8% loan agreement	482	482
Debt issuance costs EEI, net	(345)	(419)
Total short term debt	$698	$256

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

On June 1, 2019 we entered into two other financing agreements with AFCO purchased through Marsh Insurance to fund annual premiums on insurance policies due June 1, 2019.  These policies related to worker’s compensation and various liability policies including but not limited to, General Auto, Umbrella, Property, Directors’ and Officers’ insurance. The total amount of the premiums financed in aggregate was $471 at an annual percentage rate of 4.9%.  An initial down payment of $103 was due at signing with additional monthly payments of $54 due starting on July 1, 2019 and continuing through Mach 1, 2020.

The outstanding principal due AFCO at June 29, 2019 and December 29, 2018 was $561 and $193, respectively.

GE

On August 14, 2017 as a part of the sale of the Company’s equity interest in AAP, Recleim LLC, a Delaware limited liability company (“Recleim”), agreed to undertake, pay or assume the Company’s GE obligations consisting of a promissory note (GE 8% loan agreement) and other payables which were incurred after the issuance of such promissory note. Recleim has agreed to indemnify and hold ARCA harmless from any action to be taken by GE relating to such obligations. The Company has an offsetting receivable due from Recleim. Recleim has paid into an escrow account the money to pay the GE 8% loan agreement in full. The money will not be remitted to GE until the outcome of the arbitration of the legal matter described below.

On November 15, 2016, ARCA served an arbitration demand on Haier US Appliance Solutions, Inc., dba GE Appliances (“GEA”), alleging breach of contract and interference with prospective business advantage. ARCA seeks over $2 million in damages. On April 18, 2017, GEA served a counterclaim for approximately $337,000 in alleged obligations under the parties’ recycling agreement. Simultaneously with serving its counterclaim in the arbitration, which is venued in Chicago, GEA filed a complaint in the United States District Court for the Western District of Kentucky seeking damages of approximately $530,000 plus interest and attorneys’ fees allegedly owed under a previous agreement between the parties. On December 12, 2017, the court stayed GEA’s complaint in favor of the arbitration. Under the terms of ARCA’s transaction with Recleim LLC (“Recleim”), Recleim is obligated to pay GEA on ARCA’s behalf the amounts claimed by GEA in the arbitration and in the lawsuit pending in Kentucky. Those amounts have been paid into escrow pending the outcome of the arbitration. The arbitration is currently scheduled for October 2019.

Energy Efficiency Investments LLC

On November 8, 2016, the Company entered into a securities purchase agreement with Energy Efficiency Investments, LLC, pursuant to which the Company agreed to issue up to $7,732 principal amount of 3% Original Issue Discount Senior Convertible Promissory Notes of the Company and related common stock purchase warrants. These notes may be issued from time to time, up to such aggregate principal amount, at the request of the Company, subject to certain conditions, or at the option of Energy Efficiency Investments, LLC. Interest accrues at the rate of 8% per annum on the principal amount of the notes outstanding from time to time, and is payable at maturity or, if earlier, upon conversion of these notes. The principal amount of these notes outstanding at June 29, 2019 and December 29, 2018 was $0 and $0, respectively. The debt issuance costs of the EEI note are $740 and are being amortized over 60 months. The un-amortized debt issuance costs of the EEI note as of June 29, 2019 and December 29, 2018 was $345 and $419, respectively.

Note 17:        Lease Obligations

The Company adopted ASC 842 Leases as of December 30, 2018, the beginning of our fiscal year. Using the modified retrospective approach with transition relief, we recorded operating lease right of use assets and obligations of approximately $2,272 and made no adjustments to retained earnings. Adoption of the new standard did not materially impact our consolidated net earnings or cash flows. The amounts recognized reflect the present value of remaining lease payments for all leases. The discount rate used is an estimate of the Company’s incremental borrowing rate based on information available at lease commencement. In considering the lease asset value, the company considers fixed and variable payment terms, prepayments and options to extend, terminate or purchase. Renewal, termination or purchase options affect the lease term used for determining lease asset value only if the option is reasonably certain to be exercised. See the Note 2 on Lease Accounting.

Total present value of lease payments as of June 29, 2019:

2019	$604
2020	1,067
2021	657
2022	162
2023	50
2024	–
Total	2,540
Interest	239
Present Value of Payments	$2,301

Note 18:       Commitments and Contingencies

Litigation

On December 29, 2016, ARCA served a Minnesota state court complaint for breach of contract on Skybridge Americas, Inc. (“SA”), ARCA’s primary call center vendor throughout 2015 and most of 2016. ARCA seeks damages in the millions of dollars as a result of alleged overcharging by SA and lost client contracts. On January 25, 2017, SA served a counterclaim for unpaid invoices in the amount of approximately $460,000 plus interest and attorneys’ fees. On March 29, 2017, the Hennepin County district court (the “District Court”) dismissed ARCA’s breach of contract claim based on SA’s overuse of its Canadian call center but permitted ARCA’s remaining claims to proceed. Following motion practice, on January 8, 2018 the District Court entered judgment in SA’s favor, which was amended as of February 28, 2018, for a total amount of $613,566, including interest and attorneys’ fees. On March 4, 2019, the Minnesota Court of Appeals (the “Court of Appeals”) ruled and (i) reversed the District Court’s judgment in favor of Skybridge on the call center location claim and remanded the issue back to the District Court for further proceedings, (ii) reversed the District Court’s judgment in favor of Skybridge on the net payment issue and remanded the issue to the District Court for further proceedings, and (iii) affirmed the District Court’s judgment in Skybridge’s favor against ARCA’s claim that Skybridge breached the contract when it failed to meet the service level agreements. As a result of the decision by the Court of Appeals, the District Court’s award of interest and attorneys’ fees, etc. was reversed. ARCA expects that the District Court will issue a new scheduling order providing deadlines for resumed discovery, motion practice, and alternative dispute resolution, leading to a trial.

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

On or about July 22, 2019, Trustee Main/270, LLC filed a lawsuit against ApplianceSmart, Inc. and ARCA in the Franklin County Common Pleas Court in Columbus, Ohio, alleging, with respect to ApplianceSmart, default under a lease agreement and, with respect to ARCA, guaranty of lease. The complaint seeks damages of $1,530,115, attorney fees, and other charges.  ARCA is assessing all appropriate defenses to these allegations and intends to defend itself vigorously. As of June 29, 2019, an accrual of liability is not required in ARCA’s books and records.

Other Commitments

As previously disclosed and as discussed in Note 8: Note receivable – Sale of Discontinued Operations, on December 30, 2017, the Company disposed of its retail appliance segment and sold ApplianceSmart to the Purchaser. In connection with that sale, the Company has an aggregate amount of future real property lease payments of $4,167,521, which represents amounts guaranteed or which may be owed under certain lease agreements to third party landlords in which the Company either remains the counterparty, is a guarantor, or has agreed to remain contractually liable under the lease (“ApplianceSmart Leases”). There are five ApplianceSmart Leases with ARCA guarantees, one terminating December 31, 2020, April 30, 2021, August 14, 2021, December 31, 2022 and June 30, 2025, respectively.

As of June 29, 2019, it cannot be determined either at June 29, 2019 or on a prospective basis that the Company will incur any loss related to its guarantees for a maximum potential amount of future undiscounted lease payments of $4,167,521. The Company does not have any accrued amount of liability associated with these future guaranteed lease payments. The ApplianceSmart Leases either have ARCA as the contract tenant only, or in the contract reflects a joint tenancy with ApplianceSmart. ApplianceSmart is the occupant of the ApplianceSmart Leases. ARCA does not have the right to use the ApplianceSmart lease assets and hence capitalization under ASC 842 is not required. The ApplianceSmart Leases have historically been used by ApplianceSmart for their operations and the consideration has and is being paid by ApplianceSmart historically and in the future.

Any potential amounts paid out for ARCA obligations and or guarantees under ApplianceSmart Leases would be recoverable to the extent there were assets available from ApplianceSmart and added to the ApplianceSmart Note – See Notes 8 and 26. ApplianceSmart Leases are related party transactions. ARCA divested itself of the ApplianceSmart Leases and leaseholds with the sale to Purchaser on December 30, 2017.

We are party from time to time to other ordinary course disputes that we do not believe to be material to our financial condition as of June 29, 2019.

Note 19:       Series A Preferred Stock; Exchange for Shares of Series A-1 Preferred Stock

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

On June 21, 2019, we filed a Certificate of Designation (the “Series A-1 Certificate of Designation”) of Powers, Preferences, and Rights of Series A-1 Convertible Preferred Stock (the “Series A-1 Preferred Stock”) with the Nevada Secretary of State. The Series A-1 Convertible Preferred Stock is being designated pursuant to guidance received from Nasdaq and shall have virtually all of the same rights, characteristics, and attributes as the Company’s Series A Convertible Preferred Stock, except as required by the Listing Qualifications staff of The Nasdaq Stock Market LLC (i.e., Section 3.2.5 in respect of voting rights of the Series A-1 Convertible Preferred Stock and Section 3.2.1(f) in respect of a Triggering Event, as such term is defined therein, and the formula to be applied in connection therewith), with respect to each of which requirements the Company has already been in compliance. The filing of the Certificate of Designation was unanimously approved by the Board of Directors on June 18, 2019. The affirmative approval of a majority of the holders of the Series A Convertible Preferred Stock for the exchange of such shares into shares of Series A-1 Convertible Preferred Stock occurred as of June 19, 2019. The three holders of our Series A Convertible Preferred Stock are deemed to have exchanged their shares of Series A Convertible Preferred Stock for an equivalent number of shares of Series A-1 Convertible Preferred Stock, or an aggregate of 259,729 shares. The Series A-1 Certificate of Designation is attached as Exhibit 3.8 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2019.

Except as described above, the rights, characteristics, and attributes of the Series A-1 Preferred Stock are the same as described below. Except as described in above and as set forth below, references below to “Series A Preferred Stock” include and shall be deemed to refer to “Series A-1 Preferred Stock” on and after June 19, 2019.

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

Liquidation Rights

Immediately prior to the occurrence of any liquidation, dissolution or winding up of the Company, whether voluntary of involuntary, all shares of Series A Preferred Stock automatically convert into shares of our common stock based upon the then-applicable “conversion ratio” (as defined below) and shall participate in the liquidation proceeds in the same manner as other shares of our common stock.

Conversion

The Series A Preferred Stock is not convertible into shares of our common stock except as described below.

Subject to the third sentence of this paragraph, each holder of a share of Series A Preferred Stock has the right, exercisable at any time and from time to time (unless otherwise prohibited by law, rule or regulation, or as restricted below), to convert any or all of such holder’s shares of Series A Preferred Stock into shares of our common stock at the conversion ratio. After giving effect to the Reverse Stock Split, the “conversation ratio” per share of the Series A Preferred Stock is a ratio of 1:20, meaning one share of Series A Preferred Stock, if and when converted into shares of our common stock, converts into 20 shares of our common stock. One share of Series A-1 Preferred stock converts into 20 shares of our common stock. Notwithstanding anything to the contrary in the Certificate of Designation, a holder of Series A Preferred Stock may not convert any of such holder’s shares and we may not issue any shares of our common stock in connection with a conversion that would trigger any Nasdaq requirement to obtain shareholder approval prior to such conversion or issuance in connection with such conversion that would be in excess of that number of shares of common stock equivalent to 19.9% of the number of shares of common stock as of August 18, 2017; provided, however, that holders of the Series A Preferred Stock may effectuate any conversion and we are obligated to issue shares of common stock in connection with a conversion that would not trigger such a requirement. The foregoing restriction is of no further force or effect upon the approval of our stockholders in compliance with Nasdaq’s shareholder voting requirements. Notwithstanding anything to the contrary contained in the Certificate of Designation, the holders of the Series A Preferred Stock may not effectuate any conversion and we may not issue any shares of common stock in connection with a conversion until the later of (x) February 28, 2018 or (y) sixty-one days following the date on which our stockholders have approved the voting, conversion, and other potential rights of the holders of Series A Preferred Stock described in the Certificate of Designation in accordance with the relevant Nasdaq requirements. On October 23, 2018, at the Company’s 2018 Annual Meeting of Shareholders, the Company’s shareholders approved of the future conversion of the shares of Series A Preferred Stock into shares of the Company’s common stock.

Redemption

The shares of Series A Preferred Stock did not have any and the shares of Series A-1 Preferred Stock do not have any redemption rights.

Preemptive Rights

Holders of shares of Series A Preferred Stock were not and the holders of shares of Series A-1 Preferred Stock are not entitled to any preemptive rights in respect to any securities of the Company, except as set forth in the Certificate of Designation or any other document agreed to by us.

Voting Rights

Each holder of a share of Series A Preferred Stock has a number of votes as is determined by multiplying (i) the number of shares of Series A Preferred Stock held by such holder, and (ii) 100. As a result of the exchange of shares of Series A Preferred Stock for shares of Series A-1 Preferred Stock, each holder of a share of Series A-1 Preferred Stock has a number of votes as is determined by multiplying (i) the number of shares of Series A-1 Preferred Stock held by such holder and (ii) 17. The holders of Series A-1 Preferred Stock vote together with all other classes and series of common and preferred stock of the Company as a single class on all actions to be taken by the common stockholders of the Company, except to the extent that voting as a separate class or series is required by law.

Protective Provisions

Without first obtaining the affirmative approval of a majority of the holders of the shares of Series A-1 Preferred Stock, we may not directly or indirectly (i) increase or decrease (other than by redemption or conversion) the total number of authorized shares of Series A-1 Preferred Stock; (ii) effect an exchange, reclassification, or cancellation of all or a part of the Series A-1 Preferred Stock, but excluding a stock split or reverse stock split or combination of the common stock or preferred stock; (iii) effect an exchange, or create a right of exchange, of all or part of the shares of another class of shares into shares of Series A-1 Preferred Stock; or (iii) alter or change the rights, preferences or privileges of the shares of Series A-1 Preferred Stock so as to affect adversely the shares of such series, including the rights set forth in this Designation; provided, however, that we may, without any vote of the holders of shares of the Series A-1 Preferred Stock, make technical, corrective, administrative or similar changes to the Certificate of Designation that do not, individually or in the aggregate, materially adversely affect the rights or preferences of the holders of shares of the Series A-1 Preferred Stock.

Note 20:       Share-Based Compensation

We recognized share-based compensation expense of $60 and $0 for the 13 weeks ended June 29, 2019 and June 30, 2018, respectively. We recognized share-based compensation expense of $120 and $0 for the 26 weeks ended June 29, 2019 and June 30, 2018, respectively. There is estimated future share-based compensation expense as of June 29, 2019 of $20 per month for a total of $145.

Note 21:       Shareholders’ Equity

Common Stock: After giving effect to the Reverse Stock Split, our Articles of Incorporation authorize 10 million shares of common stock that may be issued from time to time having such rights, powers, preferences and designations as the Board of Directors may determine.  During the 26 weeks ended June 29, 2019 and June 30, 2018, no shares of common stock were issued. As of June 29, 2019, and December 29, 2018, there were 1,695 and 1,695 shares, respectively, of common stock issued and outstanding.

Stock options: The 2016 Plan authorizes the granting of awards in any of the following forms: (i) incentive stock options, (ii) nonqualified stock options, (iii) restricted stock awards, and (iv) restricted stock units, and expires on the earlier of October 28, 2026, or the date that all shares reserved under the 2016 Plan are issued or no longer available. The 2016 Plan provides for the issuance of up to 400 shares of common stock pursuant to awards granted under the 2016 Plan. Options granted to employees typically vest over two years, while grants to non-employee directors vest in six months. As of June 29, 2019, and December 29, 2018, 4 options were outstanding under the 2016 Plan.

Our 2011 Plan authorizes the granting of awards in any of the following forms: (i) stock options, (ii) stock appreciation rights, and (iii) other share-based awards, including but not limited to, restricted stock, restricted stock units or performance shares, and expires on the earlier of May 12, 2021, or the date that all shares reserved under the 2011 Plan are issued or no longer available. Options granted to employees typically vest over two years, while grants to non-employee directors vest in six months. As of June 29, 2019, and December 29, 2018, 97 options were outstanding under the 2011 Plan. No additional awards will be granted under the 2011 Plan after the adoption of the 2016 Plan.

We issue new common stock when stock options are exercised. The Company periodically grants stock options that vest based upon the achievement of performance targets. For performance-based options, the Company evaluates the likelihood of the targets being met and records the expense over the probable vesting period.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. No options were issued in fiscal years 2018 and 2017. No options were issued in the 26 weeks ended June 29, 2019.

Additional information relating to all outstanding options is as follows (in thousands, except per share data):

		Weighted Average	Aggregate	Weighted Average Remaining
	Options Outstanding	Exercise Price	Intrinsic Value	Contractual Life
Balance December 30, 2017	125	$12.80	$–	4.22
Granted	–
Exercised	–
Cancelled/expired	(24)	19.90
Forfeited	–
Balance at December 29, 2018	101	$11.08	$–	3.84
Granted	–
Exercised	–
Cancelled/expired	–
Balance at June 29, 2019	101	$11.07	$–	3.35

We recognized no share-based compensation expense related to option grants for the 26 weeks ended June 29, 2019 and June 30, 2018, respectively. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $4.39 on June 29, 2019, which theoretically could have been received by the option holders had all option holders exercised their options as of that date. As of June 29, 2019, and December 29, 2018, there were no in-the-money options exercisable.

Based on the value of options outstanding as of June 29, 2019, we do not estimate any future share-based compensation expense for existing options issued. This estimate does not include any expense for additional options that may be granted and vest in subsequent years.

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

As of June 29, 2019, and December 29, 2018, we had fully vested warrants outstanding to purchase 33 shares of common stock at a price of $3.40 per share and expire in May 2020.

Preferred Stock: Our Articles of Incorporation authorize two million shares of preferred stock that may be issued from time to time in one or more series having such rights, powers, preferences and designations as the Board of Directors may determine. In August 2017, we issued 288,588 shares (number specific – not rounded) of Series A convertible preferred stock in connection with the acquisition of GeoTraq. On June 21, 2019, the shares of Series A-1 Preferred Stock were exchanged for shares of Series A-1 Preferred Stock on a one-for-one basis. See Note 19.

Note 22:       Loss Per Share

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the applicable period. Basic weighted average common shares outstanding do not include shares of restricted stock that have not yet vested, although such shares are included as outstanding shares in the Company’s Consolidated Balance Sheet. Diluted net earnings per share is computed using the weighted average number of common shares outstanding and if dilutive, potential common shares outstanding during the period. Potential common shares consist of the additional common shares issuable in respect of restricted share awards, stock options and convertible preferred stock, including the Series A-1 Preferred Stock.

The following table presents the computation of basic and diluted net loss per share:

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Basic

Net loss	$(1,371)	$(1,409)	$(3,399)	$(2,884)

Basic loss per share	$(0.81)	$(1.02)	$(2.01)	$(2.10)

Weighted average common shares outstanding	1,695	1,375	1,695	1,375

Diluted

Diluted loss per share	$(0.81)	$(1.02)	$(2.01)	$(2.10)

Potentially dilutive securities were excluded from the calculation of diluted net loss per share for the 13 and 26 weeks ended June 29, 2019 and June 30, 2018, respectively. The weighted average number of dilutive securities excluded were 134 and 139, respectively for each period, because the effects were anti-dilutive based on the application of the treasury stock method. Shares of Series A-1 Preferred Stock issued and outstanding are excluded from dilutive securities until the conditions for conversion have been satisfied. See Note 19.

Note 23:       Major Customers and Suppliers

For the 13 weeks ended June 29, 2019, no customers represented 10% or more of our total revenues. For the 13 weeks ended June 30, 2018, one customer represented more than 10% of our total revenues for a total of 14%.   For the 26 weeks ended June 29, 2019, 1 customer represented 10% or more of our total revenue for a total of 11%.  For the 26 weeks ended June 30, 2018, 2 customers represented 10% or more of our total revenue for a combined total of 31%.  As of June 29, 2019, one customer represented 10% or more of our total trade receivables for a total of 16%. As of December 29, 2018, three customers represented more than 10% of our total trade receivables, for a total of 38% of our total trade receivables.

During the 13 weeks and 26 weeks ended June 29, 2019 and June 30, 2018, we purchased appliances for resale from four suppliers. We have and are continuing to secure other vendors from which to purchase appliances. However, the curtailment or loss of one of these suppliers or any appliance supplier could adversely affect our operations.

Note 24:       Defined Contribution Plan

We have a defined contribution salary deferral plan covering substantially all employees under Section 401(k) of the Internal Revenue Code. We contribute an amount equal to 10 cents for each dollar contributed by each employee up to a maximum of 5% of each employee’s compensation. We recognized expense for contributions to the plans of $0 and $10 for the 13 weeks ended June 29, 2019 and June 30, 2018, respectively. We recognized expense for contributions to the plans of $17 and $23 for the 26 weeks ended June 29, 2019 and June 30, 2018, respectively.

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

The following tables present our segment information for the 13 and 26 weeks ended June 29, 2019 and June 30, 2018:

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Revenues
Recycling	$7,601	$8,373	$13,894	$17,286
Technology	–	–	–	–
Total Revenues	$7,601	$8,373	$13,894	$17,286

Gross profit
Recycling	$1,868	$2,150	$3,017	$4,562
Technology	–	–	–	–
Total Gross profit	$1,868	$2,150	$3,017	$4,562

Operating loss
Recycling	$(1,218)	$(390)	$(2,881)	$(679)
Technology	(1,171)	(1,212)	(2,383)	(2,485)
Total Operating loss	$(2,389)	$(1,602)	$(5,264)	$(3,164)

Depreciation and amortization
Recycling	$21	$59	$99	$120
Technology	936	933	1,871	1,866
Total Depreciation and amortization	$957	$992	$1,970	$1,986

Interest expense
Recycling	$14	$38	$6	$629
Technology	–	–	–	–
Total Interest expense	$14	$38	$6	$629

Net loss before benefit from income taxes
Recycling	$(451)	$(476)	$(2,109)	$(1,253)
Technology	(1,313)	(1,212)	(2,383)	(2,485)
Total Net loss before benefit from income taxes	$(1,764)	$(1,688)	$(4,492)	$(3,738)

	As of	As of
	June 29,	December 29,
	2019	2018
Assets
Recycling	$14,063	$13,566
Technology	19,420	21,055
Total Assets	$33,483	$34,621

Goodwill and intangible assets
Recycling	$19	$19
Technology	19,103	20,969
Total Goodwill and intangible assets	$19,122	$20,988

Note 26:       Related Parties

Tony Isaac, the Company’s Chief Executive Officer, is the father of Jon Isaac, President and Chief Executive Officer of Live Ventures Incorporated and managing member of Isaac Capital Group LLC, a 15% shareholder of the Company. Tony Isaac, Chief Executive Officer, Virland Johnson, Chief Financial Officer, Richard Butler, Board of Directors member, and Dennis Gao, Board of Directors member of the Company, are Board of Directors member, Chief Financial Officer, Board of Directors member, and Board of Directors members, respectively, of Live Ventures Incorporated. The Company also shares certain executive and legal services with Live Ventures Incorporated. The total services shared were $52 and $50 for the 13 weeks ended June 29, 2019 and June 30, 2018, respectively. The total services shared were $99 and $116 for the 26 weeks ended June 29, 2019 and June 30, 2018, respectively. Customer Connexx rents approximately 9,879 square feet of office space from Live Ventures Incorporated at its Las Vegas, NV office. The total rent and common area expense were $45 and $37 for the 13 weeks ended June 29, 2019 and June 30, 2018, respectively. The total rent and common area expense were $44 and $82 for the 26 weeks ended June 29, 2019 and June 30, 2018, respectively.

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

On March 15, 2019, the Company entered into subordination agreements with third parties pursuant to which it agreed to subordinate the payment of indebtedness under the ApplianceSmart Note and the Company’s security interest in the assets of ApplianceSmart and other related parties in exchange for up to $1,200 payable within 15 days of the agreement. ApplianceSmart can re-borrow up to the principal amount of the Note, $3,919. ApplianceSmart paid $1,200 to the Company as follows: $100 on March 29, 2019, $250 on April 5, 2019 and $850 on April 15, 2019, in each case as principal payments on the ApplianceSmart Note. In connection with the sale to the Purchaser, ApplianceSmart Inc. incurred $0 and $68 of transition fee expense for the 13 weeks ended June 29, 2019 and June 30, 2018, respectively. ApplianceSmart Inc. incurred $0 and $135 of transition fee expense for the 26 weeks ended June 29, 2019 and June 30, 2018, respectively. See - Other Commitments for details about ARCA obligated and or guaranteed lease commitments.

As previously disclosed and as discussed in Note 8: Note receivable – Sale of Discontinued Operations, on December 30, 2017, the Company disposed of its retail appliance segment and sold ApplianceSmart to the Purchaser. In connection with that sale, the Company has an aggregate amount of future real property lease payments of $4,167,521, which represents amounts guaranteed or which may be owed under certain lease agreements to third party landlords in which the Company either remains the counterparty, is a guarantor, or has agreed to remain contractually liable under the lease (“ApplianceSmart Leases”). There are five ApplianceSmart Leases with ARCA guarantees, one terminating December 31, 2020, April 30, 2021, August 14, 2021, December 31, 2022 and June 30, 2025, respectively.

As of June 29, 2019, it cannot be determined either at June 29, 2019 or on a prospective basis that the Company will incur any loss related to its’ guarantees for a maximum potential amount of future undiscounted lease payments of $4,167,521. The Company does not have any accrued amount of liability associated with these future guaranteed lease payments. The ApplianceSmart Leases either have ARCA as the contract tenant only, or in the contract reflects a joint tenancy with ApplianceSmart. ApplianceSmart is the occupant of the ApplianceSmart Leases. ARCA does not have the right to use the ApplianceSmart lease assets and hence capitalization under ASC 842 is not required. The ApplianceSmart Leases have historically been used by ApplianceSmart for their operations and the consideration has and is being paid by ApplianceSmart historically and in the future.

Any amounts paid out for ARCA obligations and or guarantees under ApplianceSmart Leases would be recoverable to the extent there were assets available from ApplianceSmart and added to the ApplianceSmart Note – See Note 8. ARCA divested itself of the ApplianceSmart Leases and leaseholds with the sale to Purchaser on December 30, 2017.

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

We acknowledge that we continue to face a challenging competitive environment as we continue to focus on our overall profitability, including managing expenses. We reported an operating loss of $6,097 and a net loss of $5,608 in 2018. We reported an operating loss of $5,264 and a net loss of $3,399 for the first 26 weeks of fiscal year 2019. In addition, the Company has as of June 29, 2019 total current assets of $8,349 and total current liabilities $11,547 resulting in a net negative working capital of $3,198.

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

Based on the above, management has concluded that at June 29, 2019 the Company is not aware and did not identify any other conditions or events that would cause the Company to not be able to continue business as a going concern for the next twelve months.

Note 28:       Subsequent Events

Lawsuit – Trustee Main/270, LLC

On or about July 22, 2019, Trustee Main/270, LLC filed a lawsuit against ApplianceSmart, Inc. and ARCA in the Franklin County Common Pleas Court in Columbus, Ohio, alleging, with respect to ApplianceSmart, default under a lease agreement and, with respect to ARCA, guaranty of lease. The complaint seeks damages of $1,530,115, attorney fees, and other charges.  ARCA is assessing all appropriate defenses to these allegations and intends to defend itself vigorously.

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

We operate two reportable segments:

Recycling: Our recycling segment is a turnkey appliance recycling program. We receive fees charged for recycling, replacement and additional services for utility energy efficiency programs and have established 12 regional processing centers (“RPC’s) for this segment throughout the United States and Canada.

Technology: GeoTraq is in the process of developing technology to enable low cost, location-based products and services.

For the Thirteen Weeks Ended June 29, 2019 and June 30, 2018

Results of Operations

The following table sets forth certain statement of operations items and as a percentage of revenue, for the periods indicated:

	13 Weeks Ended		13 Weeks Ended
	June 29, 2019		June 30, 2018
Statement of Operations Data (in Thousands):
Revenue	$7,601	100.0%	$8,373	100.0%
Cost of revenue	5,733	75.4%	6,223	74.3%
Gross profit	1,868	24.6%	2,150	25.7%
Selling, general and administrative expense	4,257	56.0%	3,752	44.8%
Operating loss	(2,389)	-31.4%	(1,602)	-19.1%
Interest expense, net	(14)	-0.2%	(38)	-0.5%
Other income (expense)	639	8.4%	(48)	-0.6%
Net loss before income taxes	(1,764)	-23.2%	(1,688)	-20.2%
Benefit of income taxes	(393)	-5.2%	(279)	3.3%
Net loss	$(1,371)	-18.0%	$(1,409)	-16.8%

The following tables set forth revenues for key product and service categories, percentages of total revenue and gross profits earned by key product and service categories and gross profit percent as compared to revenues for each key product category indicated:

	13 Weeks Ended		13 Weeks Ended
	June 29, 2019		June 30, 2018
	Net	Percent	Net	Percent
	Revenue	of Total	Revenue	of Total
Revenue
Recycling, Byproducts, Carbon Offset	$5,269	69.3%	$6,139	73.3%
Replacement Appliances	2,332	30.7%	2,234	26.7%
Total Revenue	$7,601	100.0%	$8,373	100.0%

	13 Weeks Ended		13 Weeks Ended
	June 29, 2019		June 30, 2018
	Gross	Gross	Gross	Gross
	Profit	Profit %	Profit	Profit %
Gross Profit
Recycling, Byproducts, Carbon Offset	1,158	22.0%	1,747	28.5%
Replacement Appliances	710	30.4%	403	18.0%
Total Gross Profit	$1,868	24.6%	$2,150	25.7%

Revenue

Revenue decreased $772 or 9.2% for the 13 weeks ended June 29, 2019 as compared to the 13 weeks ended June 30, 2018. Our two largest appliance replacement customers volume of activity was historically low for the quarter ended June 29, 2019 and should increase in the remaining two quarters of the fiscal year.

Revenue increased or decreased in the following categories as compared to the prior year period:

Replacement Appliance revenue increased $98 or 4.4%.

Recycling, Byproducts, Carbon Offset revenue decreased $870 or 14.2% due to lower than expected volume from two of our largest customers.

Cost of Revenue

Cost of revenue decreased $490 or 7.9% for the 13 weeks ended June 29, 2019 as compared to the 13 weeks ended June 30, 2018, primarily due to the change in revenue discussed above together with the changes in gross profit discussed below.

Gross Profit

Gross profit decreased $282 or 13.1%, for the 13 weeks ended June 29, 2019 as compared to the 13 weeks ended June 30, 2018. This decrease mainly had to do with higher call center costs for the 13 weeks ended June 29, 2019.

Gross profit for Recycling, Byproducts and Carbon Offset decreased $589 or 33.7%. Replacement Appliance gross profit increased $307 or 76.2%.

Gross profit margin as a percentage of sales decreased for Recycling, Byproducts and Carbon Offset to 22.0% vs. 28.5%. Gross profit margin as a percentage of sales increased for Replacement Appliances to 30.4% vs. 18.0%.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $505 or 13.5%, for the 13 weeks ended June 29, 2019 as compared to the 13 weeks ended June 30, 2018. Selling, general and administrative expense decreased for our Technology segment by $41 and increased for our Recycling segment by $546.

Operating Loss

As a result of the factors described above, operating loss of $2,389 for the 13 weeks ended June 29, 2019 represented an increase in loss of $787 over the comparable prior year 13 weeks loss ended June 30, 2018 of $1,602.

Interest Expense, net

Interest expense net decreased $24 or 63.2%, for the 13 weeks ended June 29, 2019 as compared to the 13 weeks ended June 30, 2018.

Other Income

Other income increased $687 for the 13 weeks ended June 29, 2019 as compared to the 13 weeks ended June 30, 2018.

Sears Holdings Management Corp – Logistics Services

On February 18, 2019, the Company informed Sears Holdings Management Corp – Logistics Services (“Sears”) that Sears may have overcharged ARCA Recycling $642 and that it planned on filing a proof of claim with the trustee in the Sears’ bankruptcy against Sears for the overcharged amount. The Company requested that Sears provide contractual written proof to the contrary supporting their claim for invoices submitted in excess of the contractually agreed upon amounts for transportation services. Sears provided transportation services to ARCA Recycling in fiscal years 2013 through 2018. ARCA Recycling has recorded $559 as outstanding and un-paid accounts payable as of March 30, 2019 and December 30, 2018. Sears owes ARCA Recycling a net amount due of $83. The Company has recorded the overcharged amount of $559 as other income in the consolidated results for the 13 weeks and 26 weeks ended June 29, 2019. The Company filed a proof of claim on April 5, 2019 for a net amount owing the Company of $83, of which Sears accepted.

Benefit from Income Taxes

We recorded an income tax benefit of $393 for the 13 weeks ended June 29, 2019, compared with a benefit from income taxes of $279 in the same period of 2018. The benefit from income taxes for the 13 weeks ended June 29, 2019 increased over the same period in 2018 by $114.

Net Loss

The factors described above led to a net loss of $1,371 for the 13 weeks ended June 29, 2019, a decrease in loss of $114 from a net loss of $1,409 for the 13 weeks ended June 30, 2018.

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

	13 Weeks Ended June 29, 2019			13 Weeks Ended June 30, 2018
	Segments in $			Segments in $
	Recycling	Technology	Total	Recycling	Technology	Total
Revenue	$7,601	$–	$7,601	$8,373	$–	$8,373
Cost of revenue	5,733	–	5,733	6,223	–	6,223
Gross profit	1,868	–	1,868	2,150	–	2,150
Selling, general and administrative expense	3,086	1,171	4,257	2,540	1,212	3,752
Operating loss	$(1,218)	$(1,171)	$(2,389)	$(390)	$(1,212)	$(1,602)

Recycling Segment

Segment results for ARCA Recycling, Customer Connexx, and ARCA Canada. Revenue for the 13 weeks ended June 29, 2019 decreased by $772, or 9.2% as compared to the prior year period. This represents a decrease in Recycling, Byproduct and Carbon Offset revenue of $870 or 14.2% and an increase in Replacement Appliance revenue of $98 or 4.4%. Decreased revenues were a direct result of lower than expected volume from two of our largest customers.

Cost of revenue for the 13 weeks ended June 29, 2019 decreased $490 or 7.9% as compared to the prior year period. This represents a decrease in the cost of revenue of Recycling, Byproducts, Carbon Offset of $281 or 6.4% and a decrease in cost of revenue of Replacement Appliances $209 or 11.4%.

Operating income for the 13 weeks ended June 29, 2019 decreased $1,215, as compared to the prior year period. This represents a decrease in gross profit of $282 and increased selling, general and administrative expense of $546.

Technology Segment

Segment results for Technology include GeoTraq. Results for the 13 weeks ended June 29, 2019 include a loss of $1,171. The loss represents intangible asset amortization expense for $933, and other selling general and administrative expense of $238. Results for the 13 weeks ended June 30, 2018 include a loss of $1,212, of which $932 was intangible asset amortization expense and $280 other selling general and administrative expense.

For the Twenty-Six Weeks Ended June 29, 2019 and June 30, 2019

Results of Operations

The following table sets forth certain statement of operations items and as a percentage of revenue, for the periods indicated:

	26 Weeks Ended		26 Weeks Ended
	June 29, 2019		June 30, 2018
Statement of Operations Data (in Thousands):
Revenue	$13,894	100.0%	$17,286	100.0%
Cost of revenue	10,877	78.3%	12,724	73.6%
Gross profit	3,017	21.7%	4,562	26.4%
Selling, general and administrative expense	8,281	59.6%	7,726	44.7%
Operating loss	(5,264)	-37.9%	(3,164)	-18.3%
Interest expense, net	(6)	0.0%	(629)	-3.6%
Other income (expense)	778	5.6%	55	0.3%
Net loss before income taxes	(4,492)	-32.3%	(3,738)	-21.6%
Benefit of income taxes	(1,093)	-7.9%	(854)	4.9%
Net loss	$(3,399)	-24.5%	$(2,884)	-16.7%

The following tables set forth revenues for key product and service categories, percentages of total revenue and gross profits earned by key product and service categories and gross profit percent as compared to revenues for each key product category indicated:

	26 Weeks Ended		26 Weeks Ended
	June 29, 2019		June 30 2018
	Net	Percent	Net	Percent
	Revenue	of Total	Revenue	of Total
Revenue
Recycling, Byproducts, Carbon Offset	$8,497	61.2%	$10,882	63.0%
Replacement Appliances	5,397	38.8%	6,404	37.0%
Total Revenue	$13,894	100.0%	$17,286	100.0%

	26 Weeks Ended		26 Weeks Ended
	June 29, 2019		June 30, 2018
	Gross	Gross	Gross	Gross
	Profit	Profit %	Profit	Profit %
Gross Profit
Recycling, Byproducts, Carbon Offset	1,183	13.9%	2,836	26.1%
Replacement Appliances	1,834	34.0%	1,726	27.0%
Total Gross Profit	$3,017	21.7%	$4,562	26.4%

Revenue

Revenue decreased $3,392 or 19.6% for the 26 weeks ended June 29, 2019 as compared to the 26 weeks ended June 30, 2018.

Revenue increased or decreased in the following categories as compared to the prior year period:

Replacement Appliance revenue decreased $1,007 or 15.7%.

Recycling, Byproducts, Carbon Offset revenue decreased $2,385 or 21.9%.

Cost of Revenue

Cost of revenue decreased $1,847, or 14.5% for the 26 weeks ended June 29, 2019 as compared to the 26 weeks ended June 30, 2018, primarily due to the change in revenue discussed above together with the changes in gross profit discussed below.

Gross Profit

Gross profit decreased $1,545 or 33.9%, for the 26 weeks ended June 29, 2019 as compared to the 26 weeks ended June 30, 2018.

Gross profit for Recycling, Byproducts and Carbon Offset decreased $1,653 or 58.3% due to lower volume than expected from our two largest customers. Replacement Appliance gross profit increased $108 or 6.3%.

Gross profit margin as a percentage of sales decreased for Recycling, Byproducts and Carbon Offset to 13.9% vs. 26.1%. Gross profit margin as a percentage of sales increased for Replacement Appliances to 34.0% vs. 27.0%.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $555 or 7.2%, for the 26 weeks ended June 29, 2019 as compared to the 26 weeks ended June 30, 2018. Selling, general and administrative expense decreased for our Technology segment by $102 and increased for our Recycling segment by $657.

Operating Loss

As a result of the factors described above, operating loss of $5,264 for the 26 weeks ended June 29, 2019 represented an increase in loss of $2,100 over the comparable prior year 26 weeks income ended June 30, 2018 of $3,164.

Interest Expense, net

Interest expense net decreased $623 or 99.0%, for the 26 weeks ended June 29, 2019 as compared to the 26 weeks ended June 30, 2018 primarily due to repayment of the Midcap Revolver in March 2018.

Other Income

Other income increased $723 for the 26 weeks ended June 29, 2019 as compared to the 26 weeks ended June 30, 2018.

Sears Holdings Management Corp – Logistics Services

On February 18, 2019, the Company informed Sears Holdings Management Corp – Logistics Services (“Sears”) that Sears may have overcharged ARCA Recycling $642 and that it planned on filing a proof of claim with the trustee in the Sears’ bankruptcy against Sears for the overcharged amount. The Company requested that Sears provide contractual written proof to the contrary supporting their claim for invoices submitted in excess of the contractually agreed upon amounts for transportation services. Sears provided transportation services to ARCA Recycling in fiscal years 2013 through 2018. ARCA Recycling has recorded $559 as outstanding and un-paid accounts payable as of March 30, 2019 and December 30, 2018. Sears owes ARCA Recycling a net amount due of $83. The Company has recorded the overcharged amount of $559 as other income in the consolidated results for the 13 weeks and 26 weeks ended June 29, 2019. The Company filed a proof of claim on April 5, 2019 for a net amount owing the Company of $83, of which Sears accepted.

Benefit from Income Taxes

We recorded an income tax benefit of $1,093 for the 26 weeks ended June 29, 2019, compared with a benefit from income taxes of $854 for in the same period of 2018. The benefit from income taxes for the 26 weeks ended June 30, 2019 increased over the same period in 2018 by $239.

Net Loss

The factors described above led to a net loss of $3,399 for the 26 weeks ended June 29, 2019, an increase in loss of $515 from a net loss of $2,884 for the 26 weeks ended June 30, 2018.

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

	26 Weeks Ended June 29, 2019			26 Weeks Ended June 30, 2018
	Segments in $			Segments in $
	Recycling	Technology	Total	Recycling	Technology	Total
Revenue	$13,894	$–	$13,894	$17,286	$–	$17,286
Cost of revenue	10,877	–	10,877	12,724	–	12,724
Gross profit	3,017	–	3,017	4,562	–	4,562
Selling, general and administrative expense	5,898	2,383	8,281	5,241	2,485	7,726
Operating loss	$(2,881)	$(2,383)	$(5,264)	$(679)	$(2,485)	$(3,164)

Recycling Segment

Segment results for ARCA Recycling, Customer Connexx, and ARCA Canada. Revenue for the 26 weeks ended June 30, 2019 decreased by $3,392, or 19.6% as compared to the prior year period. This represents a decrease in Recycling, Byproduct and Carbon Offset revenue of $2,385 or 21.9% and Replacement Appliance revenue of $1,007 or 15.7%.

Cost of revenue for the 26 weeks ended June 30, 2019 decreased $732 or 9.1% as compared to the prior year period. This represents a decrease in the cost of revenue of Recycling, Byproducts, Carbon Offset of $732 or 9.1% and a decrease in cost of revenue of Replacement Appliances $1,115 or 23.8%.

Operating income for the 26 weeks ended June 30, 2019 decreased $2,100 as compared to the prior year period. This represents a decrease in gross profit of $1,545 and increased selling, general and administrative expense of $555.

Technology Segment

Segment results for Technology include GeoTraq. Results for the 26 weeks ended June 29, 2019 include a loss of $2,383. The loss represents intangible asset amortization expense for $1,866, and other selling general and administrative expense of $517. Results for the 26 weeks ended June 30, 2018 include a loss of $2,485, of which $1,865 was intangible asset amortization expense and $620 other selling general and administrative expense.

Liquidity and Capital Resources

Overview

Based on our current operating plans, we believe that available cash balances, funds available under our factoring agreement with Prestige Capital Corporation (“Prestige Capital”), and or other refinancing of existing indebtedness will provide sufficient liquidity to fund our operations, our continued investments in store openings and remodeling activities for at least the next 12 months. We expect to generate cash from operations over the remainder of fiscal year 2019.

As of June 29, 2019, we had total cash on hand of $1,370. As we continue to pursue strategic transactions to expand and grow our business, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

Cash Flows

During the 26 weeks ended June 29, 2019, cash used in operations was $1,121, compared to cash provided by operations of $2,554 during the 26 weeks ended June 30, 2018. The decrease in cash provided by operations of $3,675 as compared to the prior year period was primarily due to:

A decrease in non-cash depreciation and amortization of $16, a decrease in amortization of debt issuance costs of $441, a decrease in the change of in the provision for doubtful accounts $277, a decrease in the change in deferred rent of $46, a decrease in the change in deferred compensation of $208, and a decrease in the change in deferred income taxes of $240; partially offset by an increase in the non-cash amortization of right to use assets – operating leases of $30, an increase in stock compensation expense of $120, an increase in gain on sale of property and equipment of $2 and an increase in other of $222.

Changes in working capital accounts affecting operating cash flows were as follows: a decrease in accounts receivable of $2,624, a decrease in income taxes receivable of $131, a decrease in accounts payable and accrued expenses of $236; partially offset by an increase in prepaid expenses and other current assets of $475, an increase in inventory of $130 and an increase in accrued income taxes of $80.

Cash provided by investing activities was $891 and cash used by investing activities of $16 for the 26 weeks ended June 29, 2019 and the 26 weeks ended June 30, 2018, respectively. The $907 increase in cash provided by investing activities, as compared to the prior period, is primarily attributable to the increase in purchases of property and equipment of $50, a decrease in proceeds from the sale of equipment and property of $2, and an increase in net payments received on a note receivable from Live Ventures Incorporated of $1,118.

Cash provided by financing activities was $368 and cash used by financing activities of $5,416 for the 26 weeks ended June 29, 2019 and the 26 weeks ended June 30, 2018, respectively. The $5,784 decrease in cash used, as compared to the prior period, was attributable to paying off the MidCap Revolver in March 2018 of $5,605 and a decrease in payments of debt obligations of $270, and a decrease in proceeds from the issuance of long term debt obligations of $91.

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

Update on Potential Sale of Recycling Business

The non-binding exclusive letter of intent with a potential third-party buyer has expired.  However, that buyer is continuing to perform due diligence. The Company must first attain certain levels of earnings before interest, taxes and depreciation (“EBITDA”) before a sale process could be restarted by that buyer. There can be no guarantee that this potential buyer will execute a definitive, binding agreement and consummate a purchase of the Company’s recycling business.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Market Risk and Impact of Inflation

Foreign Currency Exchange Rate Risk. We currently generate revenues in Canada. The reporting currency for our consolidated financial statements is U.S. dollars. It is not possible to determine the exact impact of foreign currency exchange rate changes; however, the effect on reported revenue and net loss can be estimated. We estimate that the U.S. dollar against the Canadian dollar had an immaterial impact on revenues and net loss for the 13 and 26 week periods ended June 29, 2019. We do not currently hedge foreign currency fluctuations and do not intend to do so for the foreseeable future.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at December 29, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at June 29, 2019, our disclosure controls and procedures were ineffective.

Changes in Internal Control over Financial Reporting

During the second fiscal quarter of fiscal 2019, covered by this Quarterly Report on Form 10-Q, we did not make any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

Management noted material weaknesses in internal control when conducting their evaluation of internal control as of December 29, 2018. (1) Insufficient information technology general controls (“ITGC”) and segregation of duties. It was noted that people who were negotiating a contract, were also involved in approving invoices without proper oversight. Additional controls and procedures are necessary and are being implemented to have check and balance on significant transactions and governance with those charged with governance authority. (2) Inadequate control design or lack of sufficient controls over significant accounting processes. The cutoff and reconciliation procedures were not effective with certain accrued and deferred expenses. (3) Insufficient assessment of the impact of potentially significant transactions, and (4) Insufficient processes and procedures related to proper recordkeeping of agreements and contracts. In addition, contract to invoice reconciliation was not effective with certain transportation service providers. As part of its remediation plan, processes and procedures have been implemented to help ensure accruals and invoices are reviewed for accuracy and properly recorded in the appropriate period. These material weaknesses remained outstanding as of June 29, 2019 and management is currently working to remedy these outstanding material weaknesses.

The Company’s management, including the Company’s CEO and CFO, do not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting will prevent or detect all error and all fraud. A control system, regardless of how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. These inherent limitations include the following: judgements in decision-making can be faulty, and control and process breakdowns can occur because of simple errors or mistakes, controls can be circumvented by individuals, acting alone or in collusion with each other, or by management override, the design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

PART II.        Other Information

Item 1.    Legal Proceedings

On December 29, 2016, ARCA served a Minnesota state court complaint for breach of contract on Skybridge Americas, Inc. (“SA”), ARCA’s primary call center vendor throughout 2015 and most of 2016. ARCA seeks damages in the millions of dollars as a result of alleged overcharging by SA and lost client contracts. On January 25, 2017, SA served a counterclaim for unpaid invoices in the amount of approximately $460,000 plus interest and attorneys’ fees. On March 29, 2017, the Hennepin County district court (the “District Court”) dismissed ARCA’s breach of contract claim based on SA’s overuse of its Canadian call center but permitted ARCA’s remaining claims to proceed. Following motion practice, on January 8, 2018 the District Court entered judgment in SA’s favor, which was amended as of February 28, 2018, for a total amount of $613,566, including interest and attorneys’ fees. On March 4, 2019, the Minnesota Court of Appeals (the “Court of Appeals”) ruled and (i) reversed the District Court’s judgment in favor of Skybridge on the call center location claim and remanded the issue back to the District Court for further proceedings, (ii) reversed the District Court’s judgment in favor of Skybridge on the net payment issue and remanded the issue to the District Court for further proceedings, and (iii) affirmed the District Court’s judgment in Skybridge’s favor against ARCA’s claim that Skybridge breached the contract when it failed to meet the service level agreements. As a result of the decision by the Court of Appeals, the District Court’s award of interest and attorneys’ fees, etc. was reversed. ARCA expects that the District Court will issue a new scheduling order providing deadlines for resumed discovery, motion practice, and alternative dispute resolution, leading to a trial.

On November 15, 2016, ARCA served an arbitration demand on Haier US Appliance Solutions, Inc., dba GE Appliances (“GEA”), alleging breach of contract and interference with prospective business advantage. ARCA seeks over $2 million in damages. On April 18, 2017, GEA served a counterclaim for approximately $337,000 in alleged obligations under the parties’ recycling agreement. Simultaneously with serving its counterclaim in the arbitration, which is venued in Chicago, GEA filed a complaint in the United States District Court for the Western District of Kentucky seeking damages of approximately $530,000 plus interest and attorneys’ fees allegedly owed under a previous agreement between the parties. On December 12, 2017, the court stayed GEA’s complaint in favor of the arbitration. Under the terms of ARCA’s transaction with Recleim LLC (“Recleim”), Recleim is obligated to pay GEA on ARCA’s behalf the amounts claimed by GEA in the arbitration and in the lawsuit pending in Kentucky. Those amounts have been paid into escrow pending the outcome of the arbitration. The arbitration is currently scheduled for October 2019.

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

On or about July 22, 2019, Trustee Main/270, LLC filed a lawsuit against ApplianceSmart, Inc. and ARCA in the Franklin County Common Pleas Court in Columbus, Ohio, alleging, with respect to ApplianceSmart, default under a lease agreement and, with respect to ARCA, guaranty of lease. The complaint seeks damages of $1,530,115, attorney fees, and other charges. ARCA is assessing all appropriate defenses to these allegations and intends to defend itself vigorously.

We are party from time to time to other ordinary course disputes that we do not believe to be material to our financial condition as of June 29, 2019.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of funds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

Item 6.    Exhibits.

Index to Exhibits

Exhibit Number		Exhibit Description	Form	File Number	Exhibit Number	Filing Date
3.1		Articles of Incorporation of Appliance Recycling Centers of America, Inc.	8-K	0-19621	3.3	03/13/18

3.2		Articles of Conversion	8-K	0-19621	3.1	03/13/18

3.3		Articles of Conversion	8-K	0-19621	3.2	03/13/18

3.4		Certificate of Correction	10-Q	0-19621	3.1	08/14/18

3.5		Certificate of Change	8-K	0-19621	3.1	04/22/19

3.6		Certificate of Correction to Articles of Incorporation of Appliance Recycling Centers of America, Inc.	8-K	0-19621	3.7	06/24/19

3.7		Certificate of Designation of Powers, Preferences, and Rights of Series A-1 Convertible Preferred Stock of Appliance Recycling Centers of America, Inc.	8-K	0-19621	3.8	06/24/19

3.8		Bylaws of Appliance Recycling Centers of America, Inc.	8-K	0-19621	3.4	03/13/18

3.9		First Amendment to Bylaws of Appliance Recycling Centers of America, Inc.	8-K	0-19621	3.1	12/31/18

31.1	*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Ex. 101.INS	*	XBRL Instance Document

Ex. 101.SCH	*	XBRL Taxonomy Extension Schema Document

Ex. 101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

Ex. 101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

Ex. 101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

Ex. 101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

_______________________________

*    Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

Appliance Recycling Centers of America, Inc.
(Registrant)

Date:	August 19, 2019	By:	/s/ Tony Isaac
Tony Isaac
Chief Executive Officer
(Principal Executive Officer)

Date:	August 19, 2019	By:	/s/ Virland A. Johnson
Virland A. Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)

