Form 10-K/A
period 2018-12-29
JanOne Inc.
filed 2019-11-15
CIK 862861

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A-2

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

EXPLANATORY NOTE

We are filing this Amendment No. 2 on Form 10-K/A to amend and restate in their entirety the following items of our Annual Report on Form 10-K for the fiscal year ended December 29, 2018 as originally filed with the Securities and Exchange Commission on March 29, 2019 and amended on April 22, 2019 (the “Original Form 10-K”): (i)  Item 8 of Part II, “Financial Statements and Supplementary Data,” (ii) Item 9A of Part II, “Controls and Procedures” and (iii)  Item 15 of Part IV, “Exhibits”, and we have also updated the signature page, Exhibit 23.1, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2. No other sections were affected, but for the convenience of the reader, this report on Form 10-K/A restates in its entirety, as amended, our Original Form 10-K. This report on Form 10-K/A is presented as of the filing date of the Original Form 10-K and does not reflect events occurring after that date or modify or update disclosures in any way other than as required to reflect the restatement described below.

This Amendment No. 2 to the Annual Report on Form 10-K is being filed for the correction of an error by providing additional disclosure regarding our lease guarantees. No other changes have been made to the Original Form 10-K.

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

Emphasis of Matter

The Company is restating its financial statements for the years ended December 29, 2018 and December 30, 2017 for the correction of an error. As disclosed in Note 1, in the Restatement paragraph, and Note 18, in the Other commitments paragraph, during these periods, the Company did not previously disclose certain potential obligations arising from lease contracts.

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

Los Angeles, California

March 29, 2019, except for Note 1, in the Restatement paragraph,

and Note 18, in the Other commitments paragraph, as to which the date is November 15, 2019

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

Restatement

During the periods presented, the Company did not disclose the following potential obligations arising from lease guarantees.

As disclosed and as discussed in Note 7: Note Receivable – Sale of Discontinued Operations, on December 30, 2017, the Company disposed of its retail appliance segment and sold ApplianceSmart to the Purchaser. In connection with that sale, as of December 29, 2018, the Company has an aggregate amount of future real property lease payments of approximately $5,000, which represents amounts guaranteed or which may be owed under certain lease agreements to third party landlords in which the Company either remains the counterparty, is a guarantor, or has agreed to remain contractually liable under the lease (“ApplianceSmart Leases”). There are six ApplianceSmart Leases with Company guarantees, one terminating February 28, 2019, December 31, 2020, April 30, 2021, August 14, 2021, December 31, 2022 and June 30, 2025, respectively.

It cannot be determined either at period end or on a prospective basis that the Company will incur any loss related to its contractual liability for a maximum potential amount of future undiscounted lease payments. The following table provides the undiscounted lease payments at the end of each period:

December 30, 2017	$7,000
March 31, 2018	$6,400
June 30, 2018	$5,900
September 29, 2018	$5,300
December 29, 2018	$5,000

The Company evaluated the fair value of its potential obligation under the guidance of ASC 450: Contingencies and ASC 460: Guarantees. The Company has not recorded any accrued liability associated with these future guaranteed lease payments as the fair value of the potential liability is immaterial and it is not probable the Company will have any cash outflow resulting from the guarantee. The fair value was calculated based on the undiscounted lease payments, a discount rate equivalent to current interest rates associated with the leased real estate and a remote probability weighting of 1%.

The ApplianceSmart Leases either have the Company as the contract tenant only, or in the contract reflects a joint tenancy with ApplianceSmart. ApplianceSmart is the occupant of the ApplianceSmart Leases. The Company does not have the right to use the ApplianceSmart lease assets nor is the Company the primary obligor of the lease payments, hence capitalization under ASC 840 is not required. The ApplianceSmart Leases have historically been used by ApplianceSmart for their operations and the consideration has and is being paid by ApplianceSmart historically and in the future.

Any potential amounts paid out for the Company obligations and or guarantees under ApplianceSmart Leases would be recoverable to the extent there are assets available from ApplianceSmart – See Notes 7 and 26. ApplianceSmart Leases are related party transactions. The Company divested itself of the ApplianceSmart Leases and leaseholds with the sale to Purchaser on December 30, 2017.

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

Other commitments

For discussion related to potential obligations and or guarantees under ApplianceSmart Leases, see Note 1.

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

Management noted material weaknesses in internal control when conducting their evaluation of internal control as of December 29, 2018. (1) Insufficient information technology general controls (“ITGC”) and segregation of duties. It was noted that people who were negotiating a contract, were also involved in approving invoices without proper oversight. Additional controls and procedures are necessary and are being implemented to have check and balance on significant transactions and governance with those charged with governance authority. (2) Inadequate control design or lack of sufficient controls over significant accounting processes. The cutoff and reconciliation procedures were not effective with certain accrued and deferred expenses. (3) Insufficient assessment of the impact of potentially significant transactions, and (4) Insufficient processes and procedures related to proper recordkeeping of agreements and contracts. In addition, contract to invoice reconciliation was not effective with certain transportation service providers. As part of its remediation plan, processes and procedures have been implemented to help ensure accruals and invoices are reviewed for accuracy and properly recorded in the appropriate period. These material weaknesses remained outstanding as of November 15, 2019 and management is currently working to remedy these outstanding material weaknesses.

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

November 15, 2019	APPLIANCE RECYCLING CENTERS OF AMERICA, INC. (Registrant)

	By	/s/ Tony Isaac
Tony Isaac
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer
/s/ Tony Isaac	Chief Executive Officer	November 15, 2019
Tony Isaac

Principal Financial and Accounting Officer
/s/ Virland A. Johnson	Chief Financial Officer	November 15, 2019
Virland A. Johnson

Directors
/s/ Tony Isaac	Director	November 15, 2019
Tony Isaac

/s/ Richard Butler	Director	November 15, 2019
Richard Butler

/s/ Dennis Gao	Director	November 15, 2019
Dennis Gao

/s/ Nael Hajjar	Director	November 15, 2019
Nael Hajjar

Index to Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of Appliance Recycling Centers of America, Inc. [filed as Exhibit 3.3 to the Company’s Form 8-K filed on March 13, 2018 (File No. 0-19621) and incorporated herein by reference]
3.2	Articles of Conversion [filed as Exhibit 3.1 to the Company’s Form 8-K filed on March 13, 2018 (File No. 0-19621) and incorporated herein by reference].
3.3	Articles of Conversion [filed as Exhibit 3.2 to the Company’s Form 8-K filed on March 13, 2018 (File No. 0-19621) and incorporated herein by reference].
3.4	Certificate of Correction to Articles of Incorporation [filed as Exhibit 3.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2018 (File No 0-19621) and incorporated herein by reference].
3.5	Bylaws of Appliance Recycling Centers of America, Inc. [filed as Exhibit 3.4 to the Company’s Form 8-K filed on March 13, 2018 (File No. 0-19621) and incorporated herein by reference].
3.6	First Amendment to Bylaws of Appliance Recycling Centers of America, Inc. [filed as Exhibit 3.1 to the Company’s Form 8-K filed on December 31, 2018 (File No. 0-19621) and incorporated herein by reference].
10.1*	2006 Stock Option Plan (filed with the Company’s Schedule 14A on March 31, 2006 and incorporated herein by reference).
10.2*	2011 Stock Compensation Plan (filed with the Company’s Schedule 14A on March 31, 2011 and incorporated herein by reference).
10.3*	2016 Equity Incentive Plan [filed as Exhibit 10.3 to the Company’s Form 10-K for the fiscal year ended December 31, 2016 (File No. 0-19621) and incorporated herein by reference]
10.4	Revolving Credit, Term Loan and Security Agreement dated January 24, 2011, between PNC Bank, National Association and the Company [filed as Exhibit No. 10.11 to the Company’s Form 10-K for the fiscal year ended January 1, 2011 (File No. 0-19621) and incorporated herein by reference].
10.5	Amendment No. 1, dated December 30, 2011, to Revolving Credit, Term Loan and Security Agreement dated January 24, 2011, between PNC Bank, National Association and the Company [filed as Exhibit No. 10.8 to the Company's Form 10-K for the fiscal year ended December 31, 2011 (File No. 0-19621) and incorporated herein by reference].
10.6	Amendment No. 2, dated March 22, 2012, to Revolving Credit, Term Loan and Security Agreement dated January 24, 2011, between PNC Bank, National Association and the Company [filed as Exhibit No. 10.1 to the Company's Form 10-Q for the quarter ended March 29, 2012 (File No. 0-19621) and incorporated herein by reference].
10.7	Amendment No. 3, dated March 14, 2013, to Revolving Credit, Term Loan and Security Agreement dated January 24, 2011, between PNC Bank, National Association and the Company [filed as Exhibit No. 10.10 to the Company's Form 10-K for the fiscal year ended December 29, 2012 (File No. 0-19621) and incorporated herein by reference].
10.8	Amendment No. 4, dated September 27, 2013, to Revolving Credit, Term Loan and Security Agreement dated January 24, 2011, between PNC Bank, National Association and the Company [filed as Exhibit No. 10.3 to the Company's Form 10-Q for the quarterly period ended September 28, 2013 (File No. 0-19621) and incorporated herein by reference].
10.9	Amendment No. 5, dated January 22, 2016, to Revolving Credit, Term Loan and Security Agreement dated January 24, 2011, between PNC Bank, National Association and the Company [filed as Exhibit 10.9 to the Company’s Form 10-K for the fiscal year ended December 30, 2017 (File No. 0-19621) and incorporated herein by reference].
10.10	Amendment No. 6, dated January 31, 2017, to Revolving Credit, Term Loan and Security Agreement dated January 24, 2011, between PNC Bank, National Association and the Company [filed as Exhibit 10.10 to the Company’s Form 10-K for the fiscal year ended December 31, 2016 (File No. 0-19621) and incorporated herein by reference]
10.11	Amendment No. 7, dated May 4, 2017, to Revolving Credit, Term Loan and Security Agreement dated January 24, 2011, between PNC Bank, National Association and the Company [filed as Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended December 30, 2017 (File No. 0-19621) and incorporated herein by reference]
10.12	Term Loan dated January 24, 2011, between PNC Bank, National Association and ARCA Advanced Processing, LLC [filed as Exhibit No. 10.12 to the Company's Form 10-K for the fiscal year ended January 1, 2011 (File No. 0-19621) and incorporated herein by reference].
10.13	Term Loan facility dated March 10, 2011, between Susquehanna Bank and ARCA Advanced Processing, LLC, pursuant to the guidelines of the U.S. Small Business Administration 7(a) Loan Program, including $2,100,000 term loan, $1,400,000 term loan and $1,250,000 term loan, guaranties by the Company and others, and security agreements [filed as Exhibit No. 10.13 to the Company’s Form 10-Q for the quarterly period ended April 2, 2011 (File No. 0-19621) and incorporated herein by reference].
10.14	ARCA Advanced Processing, LLC Joint Venture Agreement dated October 20, 2009, between 4301 Operations, LLC and the Company, as amended by Amendment No. 1 dated June 3, 2010, and Amendment No. 2 dated February 15, 2011 [filed as Exhibit No. 10.16 to the Company's Form 10-K for the fiscal year ended December 28, 2013 (File No. 0-19621) and incorporated herein by reference].

10.15	Securities Purchase Agreement dated November 8, 2016, between Energy Efficiency Investments, LLC and the Company [filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended October 1, 2016 (File No. 0-19621) and incorporated herein by reference].
10.16	Form of 3% Original Issue Discount Senior Convertible Promissory Note issuable under Securities Purchase Agreement dated November 8, 2016, between Energy Efficiency Investments, LLC and the Company [filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended October 1, 2016 (File No. 0-19621) and incorporated herein by reference].
10.17	Form of Common Stock Purchase Warrant issuable under Securities Purchase Agreement dated November 8, 2016, between Energy Efficiency Investments, LLC and the Company[ filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended October 1, 2016 (File No. 0-19621) and incorporated herein by reference].
10.18	Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate dated December 12, 2016, between Terreno Acacia LLC and the Company [filed as Exhibit 10.17 to the Company’s Form 10-K for the fiscal year ended December 31, 2016 (File No. 0-19621) and incorporated herein by reference].
10.19	Credit and Security Agreement dated May 10, 2017, among the Company, ApplianceSmart, Inc., ARCA Recycling, Inc., Customer Connexx LLC, and MidCap Financial Trust [filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended July 1, 2017 (File No. 0-19621) and incorporated herein by reference].
10.20	Revolving Loan Note dated May 10, 2017, among the Company, ApplianceSmart, Inc., ARCA Recycling, Inc., Customer Connexx LLC, and MidCap Financial Trust [filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended July 1, 2017 (File No. 0-19621) and incorporated herein by reference].
10.21	Pledge Agreement dated May 10,2017, between the Company and MidCap Financial Trust [filed as Exhibit 10.3 to the Company’s Current Report on Form 10-Q for the quarterly period ended July 1, 2017 (File No. 0-19621) and incorporated herein by reference].
10.22	Letter Agreement dated August 14, 2017, between the Company and MidCap Financial Trust [filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended July 1, 2017 (File No. 0-19621) and incorporated herein by reference].
10.23	Equity Purchase Agreement dated August 15, 2017, between 4301 Operations, LLC and the Company [filed as Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended July 1, 2017 (File No. 0-19621) and incorporated herein by reference].
10.24	Asset Purchase Agreement dated August 15, 2017, among ARCA Advanced Processing, LLC, 4301 Operations, LLC, Brian Conners, James Ford and Recleim PA, LLC [filed as Exhibit 10.6 to the Company’s Form 10-Q for the quarterly period ended July 1, 2017 (File No. 0-19621) and incorporated herein by reference].
10.25	Agreement dated August 14, 2017 between Recleim, LLC and the Company [filed as Exhibit 10.7 to the Company’s Current Report on Form 10-Q for the quarterly period ended July 1, 2017 (File No. 0-19621) and incorporated herein by reference].
10.26	Patent License Agreement dated August 14, 2017 between the Company and Recleim PA, LLC [filed as Exhibit 10.8 to the Company’s Form 10-Q for the quarterly period ended July 1, 2017 (File No. 0-19621) and incorporated herein by reference].
10.27	Agreement and Plan of Merger dated August 18, 2017, between the Company, Appliance Recycling Acquisition Corp., GeoTraq Inc., and the stockholders of GeoTraq Inc. [filed as Exhibit 10.9 to the Company’s Form 10-Q / A for the quarterly period ended July 1, 2017 (File No. 0-19621) and incorporated herein by reference].
10.28	Stock Purchase Agreement dated December 30, 2017 [filed as Exhibit 10.28 to the Company’s Form 10-K for the fiscal year ended December 30, 2017 (File No. 0-19621) and incorporated herein by reference]
10.29	Amended and Restated Promissory Note, effective April 1, 2018, issued by ApplianceSmart Holdings LLC [filed as Exhibit 10.1 to the Company’s Form 8-K filed on December 31, 2018 (File No. 0-19621) and incorporated herein by reference].
10.30	Security Agreement dated December 26, 2018 by and between ApplianceSmart Holdings LLC and Appliance Recycling Centers of America, Inc. [filed as Exhibit 10.2 to the Company’s Form 8-K filed on December 31, 2018 (File No. 0-19621) and incorporated herein by reference].
10.31	Security Agreement dated December 26, 2018 by and between ApplianceSmart, Inc. and Appliance Recycling Centers of America, Inc. [filed as Exhibit 10.3 to the Company’s Form 8-K filed on December 31, 2018 (File No. 0-19621) and incorporated herein by reference].
10.32	Security Agreement dated December 26, 2018 by and between ApplianceSmart Contracting Inc. and Appliance Recycling Centers of America, Inc. [filed as Exhibit 10.4 to the Company’s Form 8-K filed on December 31, 2018 (File No. 0-19621) and incorporated herein by reference].
10.33	Subordination Agreement, dated March 15, 2019, from Appliance Recycling Centers of America, Inc. to Crossroads Financing, LLC [filed as Exhibit 10.1 to the Company’s Form 8-K filed on March 15, 2019 (File No. 0-19621) and incorporated herein by reference].
10.34	Intercreditor and Subordination Agreement, dated March [18], 2019, by and between Appliance Recycling Centers of America, Inc. and Crossroads Financing, LLC [filed as Exhibit 10.2 to the Company’s Form 8-K filed on March 15, 2019 (File No. 0-19621) and incorporated herein by reference].
16.1	Letter of Weinberg & Company, P.A. [filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on March 28, 2018 (File No. 0-19621) and incorporated herein by reference]
16.2	Letter of Anton & Chia, LLP [filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on March 8, 2018 (File No. 0-19621) and incorporated herein by reference]
21.1	Subsidiaries of Appliance Recycling Centers of America, Inc. [filed as Exhibit 21.1 to the Company’s Form 10-K filed on March 29, 2019 (File No. 0-19621) and incorporated herein by reference]
23.1+	Consent of SingerLewak LLP, Independent Registered Public Accounting Firm.
31.1+	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101+	The following materials from our Annual Report on Form 10-K for the fiscal year ended December 29, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Notes to Consolidated Financial Statements, and (vi) document and entity information.
*	Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(a)3 of this Form 10-K.
+	Filed herewith.
†	Furnished herewith.

