Form 10-Q/A
period 2019-03-30
JanOne Inc.
filed 2019-11-15
CIK 862861

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2019 as originally filed with the Securities and Exchange Commission on May 14, 2019 (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Information,” (ii) Item 4 of Part I “Controls and Procedures” and (iii)  Item 6 of Part II, “Exhibits”, and we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date or modify or update disclosures in any way other than as required to reflect the restatement described below.

This Amendment No. 1 to the Quarterly Report on Form 10-Q is being filed for the correction of an error by providing additional disclosure regarding our lease guarantees. No other changes have been made to the Original Form 10-Q.

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

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS RESTATED

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

Restatement

During the periods presented, the Company did not disclose the following potential obligation rising from lease guarantees.

As disclosed and as discussed in Note 8: Note Receivable – Sale of Discontinued Operations, on December 30, 2017, the Company disposed of its retail appliance segment and sold ApplianceSmart to the Purchaser. In connection with that sale, as of March 30, 2019, the Company has an aggregate amount of future real property lease payments of approximately $4,600, which represents amounts guaranteed or which may be owed under certain lease agreements to third party landlords in which the Company either remains the counterparty, is a guarantor, or has agreed to remain contractually liable under the lease (“ApplianceSmart Leases”). There are five ApplianceSmart Leases with Company guarantees, one terminating December 31, 2020, April 30, 2021, August 14, 2021, December 31, 2022 and June 30, 2025, respectively.

It cannot be determined either at March 30, 2019 or on a prospective basis that the Company will incur any loss related to its contractual liability for a maximum potential amount of future undiscounted lease payments of approximately $4,600. Undiscounted lease payments at March 30, 2019 and December 29, 2018 were approximately $4,600 and $5,000, respectively. The Company evaluated the fair value of its potential obligation under the guidance of ASC 450: Contingencies and ASC 460: Guarantees. As a result, the Company does not have any accrued amount of liability associated with these future guaranteed lease payments as the fair value of the potential liability is immaterial. The fair value was calculated based on the undiscounted lease payments, a discount rate equivalent to current interest rates associated with the real estate lease and a remote probability weighting.

The ApplianceSmart Leases either have the Company as the contract tenant only, or in the contract reflects a joint tenancy with ApplianceSmart. ApplianceSmart is the occupant of the ApplianceSmart Leases. The Company does not have the right to use the ApplianceSmart lease assets nor is the Company the primary obligor of the lease payments, hence capitalization under ASC 842 is not required. The ApplianceSmart Leases have historically been used by ApplianceSmart for its business operations and the rent and other amounts owed under such leases has been and is being paid by ApplianceSmart historically and in the future.

Any potential amounts paid out for the Company obligations and or guarantees under ApplianceSmart Leases would be recoverable to the extent there were assets available from ApplianceSmart – See Notes 8 and 26. ApplianceSmart Leases are related party transactions. The Company divested itself of the ApplianceSmart Leases and leaseholds with the sale of ApplianceSmart to Purchaser on December 30, 2017.

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

The Reincorporation changed the par value of the Company’s common shares from no par value to a par value of $0.001 per common share.

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

Management noted four material weaknesses in internal control when conducting their evaluation of internal control as of December 29, 2018. (1) Insufficient information technology general controls (“ITGC”) and segregation of duties. It was noted that people who were negotiating a contract, were also involved in approving invoices without proper oversight. Additional controls and procedures are necessary and are being implemented to have check and balance on significant transactions and governance with those charged with governance authority. (2) Inadequate control design or lack of sufficient controls over significant accounting processes. The cutoff and reconciliation procedures were not effective with certain accrued and deferred expenses. (3) Insufficient assessment of the impact of potentially significant transactions, and (4) Insufficient processes and procedures related to proper recordkeeping of agreements and contracts. In addition, contract to invoice reconciliation was not effective with certain transportation service providers. As part of its remediation plan, processes and procedures have been implemented to help ensure accruals and invoices are reviewed for accuracy and properly recorded in the appropriate period. These material weaknesses remained outstanding as of November 15, 2019 and management is currently working to remedy these outstanding material weaknesses.

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

Appliance Recycling Centers of America, Inc.
(Registrant)

Date:	November 15, 2019	By:	/s/ Tony Isaac
Tony Isaac
Chief Executive Officer
(Principal Executive Officer)

Date:	November 15, 2019	By:	/s/ Virland A. Johnson
Virland A. Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)

