Form 10-Q
period 2019-09-28
JanOne Inc.
filed 2019-11-19
CIK 862861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 28, 2019

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 0-19621

JANONE INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	41-1454591 (I.R.S. Employer Identification No.)

325 E. Warm Springs Road, Suite 102 Las Vegas, Nevada (Address of principal executive offices)	89119 (Zip Code)

702-997-5968

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	JAN	The NASDAQ Stock Market LLC (The NASDAQ Capital Market)

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

As of November 11, 2019, there were 1,917,779 outstanding shares of the registrant’s common stock, with a par value of $0.001.

JANONE INC.

INDEX TO FORM 10-Q

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	3

	Unaudited Condensed Consolidated Balance Sheets as of September 28, 2019 and December 29, 2018	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the 13 weeks and 39 weeks ended September 28, 2019 and September 29, 2018	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the 39 weeks ended September 28, 2019 and September 29, 2018	5

	Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the 13 and 39 weeks ended September 28, 2019 and September 29, 2018	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	34

Item 4.	Mine Safety Disclosures	34

Item 5	Other Information	34

Item 6.	Exhibits	35

SIGNATURES		36

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

JANONE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	September 28, 2019	December 29, 2018
	(Unaudited)
Assets
Cash and cash equivalents	$638	$1,195
Trade and other receivables, net	5,877	5,804
Income taxes receivable	148	101
Inventories	1,727	801
Prepaid expenses and other current assets	854	1,036
Total current assets	9,244	8,937
Note receivable - ApplianceSmart Holdings, LLC a subsidiary of Live Ventures Incorporated	2,956	3,837
Property and equipment, net	802	617
Right to use asset - operating leases	2,163	—
Intangible assets, net	18,193	20,988
Deposits and other assets	285	661
Total assets	$33,643	$35,040
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$3,726	$3,169
Accrued liabilities - other	1,312	1,118
Accrued liability - California Sales Taxes	4,688	4,722
Short term debt	791	675
Lease obligation short term - operating leases	1,046	—
Total current liabilities	11,563	9,684
Lease obligation long term - operating leases	1,150	—
Deferred income taxes, net	1,726	3,549
Related party note payable	2,500	—
Other noncurrent liabilities	—	196
Total liabilities	16,939	13,429
Stockholders' equity:
Preferred stock, series A-1 - par value $0.001 per share 2,000,000 authorized, 259,729 and 288,588 shares issued and outstanding at September 28, 2019 and December 29, 2018, respectively	—	—
Common stock, par value $0.001 per share, 10,000,000 shares authorized, 1,917,779 and 1,694,565 shares issued and outstanding at September 28, 2019 and at December 29, 2018, respectively	2	2
Additional paid in capital	39,107	38,660
Accumulated other comprehensive loss	(530)	(533)
Accumulated deficit	(21,875)	(16,518)
Total stockholders' equity	16,704	21,611
Total liabilities and stockholders' equity	$33,643	$35,040

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JANONE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(Dollars in thousands, except per share)

	For the Thirteen Weeks Ended		For the Thirty Nine Weeks Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Revenues	$9,790	$10,267	$23,684	$27,553
Cost of revenues	7,226	6,874	18,103	19,598
Gross profit	2,564	3,393	5,581	7,955
Operating expenses:
Selling, general and administrative expenses	5,185	5,064	13,466	12,791
Operating loss	(2,621)	(1,671)	(7,885)	(4,836)
Other income (expense):
Interest expense, net	(75)	(45)	(81)	(675)
Other income, net	6	251	784	341
Total other income (expense), net	(69)	206	703	(334)
Loss from operations before benefit from income taxes	(2,690)	(1,465)	(7,182)	(5,170)
Total benefit from income taxes	732	205	1,825	1,059
Net loss	$(1,958)	$(1,260)	$(5,357)	$(4,111)

Dividends declared - Series A-1 preferred stock	$—	$—	$—	$—
Dividends declared - Common stock	$—	$—	$—	$—

Loss per share:
Basic loss per share	$(1.12)	$(0.87)	$(3.16)	$(2.99)
Diluted loss per share	$(1.12)	$(0.87)	$(3.16)	$(2.99)
Weighted average common shares outstanding:
Basic	1,741,170	1,445,291	1,695,383	1,376,244
Diluted	1,741,170	1,445,291	1,695,383	1,376,244

Net loss	$(1,958)	$(1,260)	$(5,357)	$(4,111)
Other comprehensive income (loss), net of tax
Effect of foreign currency translation adjustments	(14)	12	3	(25)
Total other comprehensive income (loss), net of tax	(14)	12	3	(25)
Comprehensive loss	$(1,972)	$(1,248)	$(5,354)	$(4,136)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JANONE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Thirty Nine Weeks Ended
	September 28, 2019	September 29, 2018
OPERATING ACTIVITIES:
Net loss	$(5,357)	$(4,111)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,046	2,993
Amortization of debt issuance costs	111	553
Amortization of right to use assets - operating leases	33	—
Stock based compensation expense	447	596
Gain on sale of property and equipment	—	(2)
Change in deferred rent	(48)	(6)
Change in deferred compensation	(148)	92
Change in deferred income taxes	(1,823)	(1,148)
Other	376	(152)
Changes in assets and liabilities:
Accounts receivable	(93)	2,484
Income taxes receivable	(47)	—
Prepaid expenses and other current assets	71	(121)
Inventories	(919)	(168)
Accounts payable and accrued expenses	708	2,300
Accrued income taxes	—	9
Net cash provided by (used in) operating activities	(3,643)	3,319
INVESTING ACTIVITIES:
Purchases of property and equipment	(436)	(197)
Proceeds from the sale of property and equipment	—	2
Net payments received from Live Ventures Incorporated note receivable	881	168
Net cash provided by (used in) investing activities	445	(27)
FINANCING ACTIVITIES:
Net payments under line of credit - MidCap Financial Trust	—	(5,605)
Proceeds from issuance of long term debt obligations	471	562
Proceeds from related party note	2,500	—
Payments on debt obligations	(355)	(819)
Net cash provided by (used in) financing activities	2,616	(5,862)
Effect of changes in exchange rate on cash and cash equivalents	25	(25)
DECREASE IN CASH AND CASH EQUIVALENTS	(557)	(2,595)
CASH AND CASH EQUIVALENTS, beginning of period	1,195	3,313
CASH AND CASH EQUIVALENTS, end of period	$638	$718
Supplemental cash flow disclosures:
Interest paid	$71	$631
Income taxes paid	44	80
Net liabilities assumed by ApplianceSmart	—	1,901
Right to use asset - operating leases capitalized	2,272	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JANONE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(Dollars in thousands)

	Common Stock		Series A Preferred		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Equity
Balance, June 29, 2019	1,694,565	$2	259,729	$—	$38,660	$(516)	$(19,917)	$18,229
Share based compensation	223,214	—	—	—	447	—	—	447
Other comprehensive income, net of tax	—	—	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	—	—	(1,958)	(1,958)
Balance, September 28, 2019	1,917,779	$2	259,729	$—	$39,107	$(530)	$(21,875)	$16,704

	Common Stock		Series A Preferred		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Equity
Balance, June 30, 2018	1,375,073	$1	288,588	$—	$37,634	$(530)	$(13,761)	$23,344
Share issuance	319,492	—	—	$—	424	—	—	424
Share based compensation	—	—	—	—	596	—	—	596
Other comprehensive income, net of tax	—	—	—	—	—	12	—	12
Net loss	—	—	—	—	—	—	(1,260)	(1,260)
Balance, September 29, 2018	1,694,565	$1	288,588	$—	$38,654	$(518)	$(15,021)	$23,116

	Common Stock		Series A Preferred		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Equity
Balance, December 29, 2018	1,694,565	$2	288,588	$—	$38,660	$(533)	$(16,518)	$21,611
Shares cancelled	—	—	(28,859)	—	—	—	—	—
Share based compensation	223,214	—	—	—	447	—	—	447
Other comprehensive income, net of tax	—	—	—	—	—	3	—	3
Net loss	—	—	—	—	—	—	(5,357)	(5,357)
Balance, September 28, 2019	1,917,779	$2	259,729	$—	$39,107	$(530)	$(21,875)	$16,704

	Common Stock		Series A Preferred		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Equity
Balance, December 30, 2017	1,375,073	$1	288,588	$—	$37,634	$(493)	$(10,910)	$26,232
Share issuance	319,492	—	—	—	424	—	—	424
Share based compensation	—	—	—	—	596	—	—	596
Other comprehensive income, net of tax	—	—	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	—	—	(4,111)	(4,111)
Balance, September 29, 2018	1,694,565	$1	288,588	$—	$38,654	$(518)	$(15,021)	$23,116

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Note 1: Background

The accompanying consolidated financial statements include the accounts of JanOne Inc., a Nevada corporation, and its subsidiaries (collectively the “Company” or “JanOne”). On September 10, 2019, Appliance Recycling Centers of America, Inc. changed its name to JanOne Inc.

The Company has three operating segments – Biotechnology, Recycling and Technology.

During September 2019, JanOne, through its biotechnology segment, became engaged in developing new and innovative solutions for ending the opioid epidemic ranging from digital technologies to educational advocacy.

ARCA Recycling, Inc. (“ARCA Recycling”), provides turnkey recycling services for electric utility energy efficiency programs. ARCA Canada Inc., provides turnkey recycling services for electric utility energy efficiency programs. Customer Connexx, LLC, provides call center services for electric utility programs.

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

Reincorporation in the State of Nevada

On March 12, 2018, we reincorporated from the State of Minnesota to the State of Nevada (the “Reincorporation”) pursuant to a plan of conversion dated March 12, 2018 (the “Plan of Conversion”). The Reincorporation was accomplished by the filing of (i) articles of conversion (the “Minnesota Articles of Conversion”) with the Secretary of State of the State of Minnesota and (ii) articles of conversion (the “Nevada Articles of Conversion”) and articles of incorporation (the “Nevada Articles of Incorporation”) with the Secretary of State of the State of Nevada. Pursuant to the Plan of Conversion, the Company also adopted new bylaws (the “Nevada Bylaws”).

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

The Reincorporation changed the par value of the Company’s common shares from no par value to a par value of $0.001 per share of common stock.

Going concern

We acknowledge that we continue to face a challenging competitive environment as we continue to focus on our overall profitability, including managing expenses. We reported a net loss of $1,958 and $1,260 in for the 13 weeks ended September 28, 2019 and September 29, 2018, respectively. We reported a net loss of $5,357 and $4,111 for the 39 weeks ended September 28, 2019 and September 29, 2018, respectively. In addition, the Company has as of September 28, 2019 total current assets of $9,244 and total current liabilities $11,563 resulting in a net negative working capital of $2,319.

The Company has available cash balances and funds available under the accounts receivable factoring program with Prestige Capital to provide sufficient liquidity to fund the entity’s operations, the entity’s continued investments in center openings and remodeling activities, for at least the next twelve months. The Company expects to generate cash from operations for the remainder of fiscal year 2019. The agreement with Prestige Capital allows the Company to get advance funding of 80% of an unpaid customer’s invoice amount within 2 days and the balance less a fee upon ultimate collection in cash of the invoice. The Company will be able to utilize the available funds under the accounts receivable factoring agreement to provide liquidity, to pursue acquisitions, and other strategic transactions to expand and grow the business to enhance shareholder value. Management also regularly monitors capital market conditions to ensure no other conditions or events exist that may materially affect the Company’s financial conditions and liquidity and the Company may raise additional funds through borrowings or public or private sales of debt or equity securities, if necessary.

Based on the above, management has concluded that at September 28, 2019 the Company is not aware and did not identify any other conditions or events that would cause the Company to not be able to continue business as a going concern for the next twelve months.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information and notes required for complete financial statements prepared in conformity with U.S. GAAP. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. However, our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 29, 2018.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Financial Instruments

Financial instruments consist primarily of cash equivalents, trade and other receivables, notes receivables, and obligations under accounts payable, accrued expenses and notes payable. The carrying amounts of cash equivalents, trade receivables and other receivables, accounts payable, accrued expenses and short-term notes payable approximate fair value because of the short maturity of these instruments. The fair value of the long-term debt is calculated based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements, unless quoted market prices were available (Level 2 inputs). The carrying amounts of short-term debt at September 28, 2019 and December 29, 2018 approximate fair value.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase. Fair value of cash equivalents approximates carrying value.

Trade Receivables and Allowance for Doubtful Accounts

We carry unsecured trade receivables at the original invoice amount less an estimate made for doubtful accounts based on a monthly review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. We write off trade receivables when we deem them uncollectible. We record recoveries of trade receivables previously written off when we receive them. We consider a trade receivable to be past due if any portion of the receivable balance is outstanding for more than ninety days. We do not charge interest on past due receivables. Our management considers the allowance for doubtful accounts of $29 and $29 to be adequate to cover any exposure to loss as of September 28, 2019, and December 29, 2018, respectively.

Inventories

Appliance inventories are stated at the lower of cost, determined on a specific identification basis, or net realizable value. Inventory raw material - chips, are stated at the lower of average cost or net realizable value. We provide estimated provisions for the obsolescence of our appliance inventories, including adjustment to net realizable value, based on various factors, including the age of such inventory and our management’s assessment of the need for such provisions. We look at historical inventory aging reports and margin analyses in determining our provision estimate. A revised cost basis is used once a provision for obsolescence is recorded. The Company does not have a reserve for excess or obsolete inventory at September 28, 2019 and December 29, 2018.

Property and Equipment

Property and Equipment are stated at cost less accumulated depreciation. Expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of assets are capitalized. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The useful life of building and improvements is 18 to 30 years, transportation equipment is 3 to 15 years, machinery and equipment is 5 to 10 years, furnishings and fixtures is 3 to 5 years and office and computer equipment is 3 to 5 years.

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

There was no impairment of intangibles as of June 29, 2019 based on the annual intangible asset impairment test performed as of that date.

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

Revenue Recognition

We provide replacement appliances and provide appliance pickup and recycling services for consumers of public utilities, our customers. We receive as part of our de-manufacturing and recycling process revenue from scrap dealers for refrigerant, steel, plastic, glass, copper and other residual items.

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

Byproduct Revenue

We generate other recycling byproduct revenue (the sale of copper, steel, plastic and other recoverable non-refrigerant byproducts) as part of our de-manufacturing process. We recognize byproduct revenue upon delivery and transfer of control of byproduct to a third-party recycling customer, having a mutually agreed upon price per pound and collection is reasonably assured. Transfer of control occurs at the time the customer is in possession of the byproduct material. Revenue recognized is a function of byproduct weight, type and in some cases volume of the byproduct delivered multiplied by the market rate as quoted.

Technology Revenue

We currently are not generating any revenue in our Technology segment.

Biotechnology Revenue

We currently are not generating any revenue in our Biotechnology segment.

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

Assets Recognized from Costs to Obtain a Contract with a Customer

We recognize an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. We have concluded that none of the costs we have incurred to obtain and fulfill our FASB Accounting Standards Codification, or ASC 606 contracts, meet the capitalization criteria, and as such, there are no costs deferred and recognized as assets on the consolidated balance sheets at September 28, 2019 and December 29, 2018.

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

Revenue recognized for Company contracts - $8,891 and $9,963 for the 13 weeks ended September 28, 2019 and September 29, 2018, respectively. Revenue recognized for Company contracts - $21,397 and $26,710 for the 39 weeks ended September 28, 2019 and September 29, 2018, respectively. Byproduct revenue is non-contract revenue and amounts for Byproduct revenue have been excluded from Revenue recognized for Company contracts for all periods presented.

Shipping and Handling

The Company classifies shipping and handling charged to customers as revenues and classifies costs relating to shipping and handling as cost of revenues.

Advertising Expense

Advertising expense is charged to operations as incurred. Advertising expense totaled $168 and $226 for the 13 weeks ended September 28, 2019 and September 29, 2018, respectively. Advertising expense totaled $623 and $593 for the 39 weeks ended September 28, 2019 and September 29, 2018, respectively.

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

Lease Accounting

We adopted Accounting Standards Update No. 2016-02, Leases (Topic 842) at the beginning of our fiscal year, December 30, 2018, using the modified retrospective approach with transition relief. This accounting standard requires all lessees to record the impact of leasing contracts on the balance sheet as a right to use asset and corresponding liability. This is measured by taking the present value of the remaining lease payments over the lease term and recording a right to use asset (“ROU”) and corresponding lease obligation for lease payments. Rent expense is realized on a straight-line basis and the lease obligation is amortized based on the effective interest method. Adoption of this standard resulted in the recognition of a $1,900 Right of Use asset and corresponding liability and made no adjustments to retained earnings. Adoption of the new standard did not materially impact our consolidated net earnings or cash flows.  The amounts recognized reflect the present value of remaining lease payments for all leases that have a lease term greater than 12 months. The discount rate used is an estimate of the Company’s incremental borrowing rate based on information available at lease commencement. In considering the lease asset value, the Company considers fixed and variable payment terms, prepayments and options to extend, terminate or purchase. Renewal, termination or purchase options affect the lease term used for determining lease asset value only if the option is reasonably certain to be exercised

In considering the lease asset value, the Company considers fixed or variable payment terms, prepayments and options to extend, terminate or purchase. Renewal, termination or purchase options affect the lease term used for determining lease asset value only if the option is reasonably certain to be exercised. The Company uses an estimate of its incremental borrowing rate based on information available at lease commencement in determining present value of lease payments.

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

Adopting the new lease standard had minimal impact on consolidated earnings and cash flows. The weighted average lease term for operating leases is 27 months and the weighted average discount rate is 8%.

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

Segment Reporting

ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a Company’s management organizes segments within the Company for making operating decisions and assessing performance. The Company determined it has three reportable segments.

Concentration of Credit Risk

The Company maintains cash balances at several banks in several states including, Minnesota, California and Nevada. Accounts are insured by the Federal Deposit Insurance Corporation up to $250 per institution as of September 28, 2019. At times, balances may exceed federally insured limits.

Recently Issued Accounting Pronouncements

Credit Losses

In June 2016, the Financial Accounting Standards Board issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which introduces a new approach to estimate credit losses on certain types of financial instruments based on expected losses instead of incurred losses. It also modifies the impairment model for available-for-sale debt securities and provides a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. We are currently assessing the impact of adopting this new accounting standard on our Consolidated Financial Statements and related disclosures.

Note 3: Trade and other receivables

	September 28, 2019	December 29, 2018
Trade receivables, net	$6,839	$5,064
Factored accounts receivable	(2,397)	(582)
Prestige Capital reserve receivable	451	106
Due from Recleim	819	819
Other receivables	165	397
Trade and other receivables, net	$5,877	$5,804

Trade accounts receivable	$5,123	$3,350
Un-billed trade receivables	1,745	1,743
A/R Reserve	(29)	(29)
Total trade receivables, net	$6,839	$5,064

Note 4: Inventory

Appliances held for sale are stated at the lower of cost, determined on a specific identification basis, or net realizable value. Inventory raw material - chips, are stated at the lower of average cost or net realizable value. Total inventory consists of the following as of September 28, 2019 and December 29, 2018:

	September 28, 2019	December 29, 2018
Appliances held for resale	$1,527	$801
Inventory - raw material - chips	200	—
Total inventory	$1,727	$801

We provide estimated provisions for the obsolescence of inventories, including adjustments to net realizable value, based on various factors, including the age of such inventory and our management’s assessment of the need for such provisions. We review historical inventory aging reports and margin analyses in determining our provision estimate. A revised cost basis is used once a provision for obsolescence is recorded. At September 28, 2019 and December 29, 2018, we do not have an inventory reserve.

Note 5: Prepaids and other current assets

Prepaids and other current assets as of September 28, 2019 and December 29, 2018 consist of the following:

	September 28, 2019	December 29, 2018
Prepaid insurance	$429	$271
Prepaid rent	20	—
Prepaid consulting fees	—	265
Prepaid other	97	81
Debt issuance costs, net	308	419
Total prepaid expenses and other current assets	$854	$1,036

Debt issuance costs, net

On November 8, 2016, the Company entered into a securities purchase agreement with Energy Efficiency Investments, LLC (“EEI”) pursuant to which the Company agreed to issue up to $7,732 principal amount of 3% Original Issue Discount Senior Convertible Promissory Notes of the Company and related common stock purchase warrants. These notes may be issued from time to time, up to such aggregate principal amount, at the request of the Company, subject to certain conditions, or at the option of EEI. Interest accrues at the rate of 8% per annum on the principal amount of the notes outstanding from time to time, and is payable at maturity or, if earlier, upon conversion of these notes. The was no principal amount of these notes outstanding at September 28, 2019 and December 29, 2018. The debt issuance costs of the EEI note at the time at the time of the agreement were $740 and are being amortized over 60 months. The debt issuance costs are considered an asset for accounting purposes since the Company current does not have any principal outstanding. The un-amortized debt issuance costs of the EEI note as of September 28, 2019 and December 29, 2018 was $308 and $419, respectively.

Note 6: Note receivable – Sale of Discontinued Operations

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

On December 26, 2018, the ApplianceSmart Note was amended and restated to grant the Company a security interest in the assets of the Purchaser, ApplianceSmart, and ApplianceSmart Contracting Inc. in exchange for modifying the repayments terms to provide for the payment in full of all accrued interest and principal on April 1, 2021, the maturity date of the ApplianceSmart Note.

On March 15, 2019, the Company entered into agreements with third parties pursuant to which it agreed to subordinate the payment of indebtedness under the ApplianceSmart Note and the Company’s security interest in the assets of ApplianceSmart in exchange for a prepayment of up to $1,200. ApplianceSmart paid $1,200 to the Company as follows: $100 on March 29, 2019, $250 on April 5, 2019 and $850 on April 15, 2019, in each case as principal prepayments on the ApplianceSmart Note.

The outstanding balance of the ApplianceSmart Note at September 28, 2019 and December 29, 2018 was $2,956 and $3,837, respectively.

Note 7: Property and Equipment

Property and equipment as of September 28, 2019 and December 29, 2018 consist of the following:

	Useful Life (Years)	September 28, 2019	December 29, 2018
Buildings and improvements	18-30	$68	$67
Equipment (including computer software)	3-15	6,408	6,049
Projects under construction		133	58
Property and equipment		6,609	6,174
Less accumulated depreciation and amortization		(5,807)	(5,557)
Total property and equipment, net		$802	$617

Depreciation expense was $87 and $76 for the 13 weeks ended September 28, 2019 and September 29, 2018, respectively. Depreciation expense was $250 and $196 for the 39 weeks ended September 28, 2019 and September 29, 2018, respectively.

Note 8: Right to Use Asset – Operating Leases

We adopted ASC 842 as of the beginning of our fiscal year. The adoption of this new accounting standard required us to recognize a Right of Use Assets for our operating leases of $1,900. The amount recorded is the present value of all remaining lease payments for leases with terms greater than 12 months. The right of use asset is offset by a corresponding liability. The discount rate is based on an estimate of our incremental borrowing rate for terms similar to our lease terms at the time of lease commencement. The asset will be amortized over remaining lease terms. See Lease Accounting in Note 2.

Note 9: Intangible Assets

Intangible assets as of September 28, 2019 and December 29, 2018 consist of the following:

	September 28, 2019	December 29, 2018
Intangible assets GeoTraq, net	$18,174	$20,969
Patent	19	19
Total intangible assets	$18,193	$20,988

The useful life and amortization period of the GeoTraq intangible acquired is seven years. Intangible amortization expense was $934 and $933 for the 13 weeks ended September 28, 2019 and September 29, 2018, respectively. Intangible amortization expense was $2,800 and $2,797 for the 39 weeks ended September 28, 2019 and September 29, 2018, respectively.

On August 18, 2017, the Company acquired all of the assets and capital stock of GeoTraq by way of merger, the result of which GeoTraq became a wholly-owned subsidiary of the Company.

The final fair value of the single identifiable intangible asset acquired in the GeoTraq acquisition is a U.S. patent USPTO reference No. 10,182,402 titled “Locator Device with Low Power Consumption” together with the assignment of intellectual property that included historical know-how, designs and related manufacturing procedures was $26,097, which included the deferred income tax liability associated with the intangible asset. Total consideration paid in connection with the acquisition of GeoTraq consisted of $200 in cash, unsecured promissory notes bearing interest at the annual rate of 1.29% maturing on August 18, 2018 in the aggregate principal of $800, and 288,588 shares (exact number) of Series A-1 Preferred Stock (as defined below) with a final fair value of $14,963. See Note 17 – Series A-1 Preferred Stock. In connection with the acquisition, an additional intangible asset amount was recorded in the amount of $10,134 and an offsetting deferred tax liability recorded of the same amount, $10,134, to reflect the future tax liability attributable to the GeoTraq asset acquired. There were no other assets acquired or liabilities assumed.

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

Note 10: Deposits and other assets

Deposits and other assets as of September 28, 2019 and December 29, 2018 consist of the following:

	September 28, 2019	December 29, 2018
Deposits	$194	$561
Other	91	100
Total deposits and other assets	$285	$661

Deposits are primarily refundable security deposits with landlords the Company leases property from.

Note 11: Accrued Liabilities

Accrued liabilities as of September 28, 2019 and December 29, 2018 consist of the following:

	September 28, 2019	December 29, 2018
Compensation and benefits	$489	$567
Accrued incentive and rebate checks	801	316
Other	22	235
Total accrued expenses	$1,312	$1,118

Note 12: Accrued Liability – California Sales Tax

	September 28, 2019	December 29, 2018
Accrued liability - CA sales tax	$4,688	$4,722

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

On April 13, 2017 the Company received the formal BOE assessment for sales tax for tax years 2011, 2012 and 2013 in the amount of $4,100 plus applicable interest of $500 related to the appliance replacement programs that we administered on behalf of our customers on which we did not assess, collect or remit sales tax. The Company has appealed this assessment and continues to engage the services of our existing retained sales tax experts throughout the appeal process. The BOE tax assessment is subject to protest and appeal and would not need to be funded until the matter has been fully resolved through the appeal process. Upon resolution of the protest and appeal process, payment of any resulting tax assessment must be made within twenty-four months.

Representatives of the Company have attended multiple settlement conferences to date and the parties are engaged in settlement discussions in an attempt to settle the matter. There can be no assurance that the Company is able to settle the matter on terms acceptable to it, or at all.

Note 13: Income Taxes

Our overall effective tax rate was 25.4% for the 39 weeks ended September 28, 2019, and we recorded a positive tax provision benefit of $1,825 against a pre-provision loss of $7,182. Our overall effective tax rate was 20.5% for the 39 weeks ended September 29, 2018, and we had a tax benefit of $1,059 against a pre-provision loss of $5,170. The effective tax rates and related provisional tax amounts vary from the U.S. federal statutory rate due to state taxes, foreign taxes, share-based compensation, valuation allowance, and certain non-deductible expenses.

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

Note 14: Short Term Debt

Short term debt and other financing obligations as of September 28, 2019 and December 29, 2018, consist of the following:

	September 28, 2019	December 29, 2018
AFCO Finance	$309	$193
GE 8% loan agreement	482	482
Total short term debt	$791	$675

AFCO Finance

On July 2, 2018, we entered into a financing agreement with AFCO Credit Corporation (“AFCO”) purchased through Marsh Insurance to fund the annual premiums on insurance policies due June 1, 2018. These policies related to workers’ compensation and various liability policies including, but not limited to, General, Auto, Umbrella, Property, and Directors’ and Officers’ insurance. The total amount of the premiums financed was $556 with an interest rate of 4.519%. An initial down payment of $56 was due before July 1, 2018 with additional monthly payments of: $57 made beginning July 1, 2018 and ending September 1, 2018; and $65 made beginning October 1, 2018 and ending March 1, 2019.

On June 1, 2019 we entered into two other financing agreements with AFCO purchased through Marsh Insurance to fund annual premiums on insurance policies due June 1, 2019.  These policies related to worker’s compensation and various liability policies including but not limited to, General Auto, Umbrella, Property, Directors’ and Officers’ insurance. The total amount of the premiums financed in aggregate was $471 at an annual percentage rate of 4.9%.  An initial down payment of $103 was due at signing with additional monthly payments of $54 due starting on July 1, 2019 and continuing through March 1, 2020.

The outstanding principal due AFCO at September 28, 2019 and December 29, 2018 was $309 and $193, respectively.

GE

On August 14, 2017 as a part of the sale of the Company’s equity interest in AAP, Recleim LLC, a Delaware limited liability company (“Recleim”), agreed to undertake, pay or assume the Company’s GE obligations consisting of a promissory note (GE 8% loan agreement) and other payables which were incurred after the issuance of such promissory note. Recleim has agreed to indemnify and hold the Company harmless from any action to be taken by GE relating to such obligations. The Company has an offsetting receivable due from Recleim. Recleim has paid into an escrow account the money to pay the GE 8% loan agreement in full. The money will not be remitted to GE until the outcome of the arbitration of the legal matter described in Note 18.

Note 15: Lease Obligations

The Company adopted ASC 842 Leases as of December 30, 2018, the beginning of our fiscal year. Using the modified retrospective approach with transition relief, we recorded operating lease right of use assets and obligations of approximately $1,900 and made no adjustments to retained earnings. Adoption of the new standard did not materially impact our consolidated net earnings or cash flows. The amounts recognized reflect the present value of remaining lease payments for all leases. The discount rate used is an estimate of the Company’s incremental borrowing rate based on information available at lease commencement. In considering the lease asset value, the company considers fixed and variable payment terms, prepayments and options to extend, terminate or purchase. Renewal, termination or purchase options affect the lease term used for determining lease asset value only if the option is reasonably certain to be exercised. See the Note 2 on Lease Accounting.

Total present value of lease payments as of September 28, 2019:

Remainder 2019	$323
2020	1,161
2021	705
2022	162
2023	50
2024	—
Total	2,401
Less Interest	205
Present Value of Payments	$2,196

Note 16: Commitments and Contingencies

Litigation

On December 29, 2016, the Company served a Minnesota state court complaint for breach of contract on Skybridge Americas, Inc. (“SA”), the Company’s primary call center vendor throughout 2015 and most of 2016. The Company seeks damages in the millions of dollars as a result of alleged overcharging by SA and lost client contracts. On January 25, 2017, SA served a counterclaim for unpaid invoices in the amount of approximately $460 plus interest and attorneys’ fees. On March 29, 2017, the Hennepin County district court (the “District Court”) dismissed the Company’s breach of contract claim based on SA’s overuse of its Canadian call center but permitted the Company’s remaining claims to proceed. Following motion practice, on January 8, 2018 the District Court entered judgment in SA’s favor, which was amended as of February 28, 2018, for a total amount of $614, including interest and attorneys’ fees. On March 4, 2019, the Minnesota Court of Appeals (the “Court of Appeals”) ruled and (i) reversed the District Court’s judgment in favor of Skybridge on the call center location claim and remanded the issue back to the District Court for further proceedings, (ii) reversed the District Court’s judgment in favor of Skybridge on the net payment issue and remanded the issue to the District Court for further proceedings, and (iii) affirmed the District Court’s judgment in Skybridge’s favor against the Company’s claim that Skybridge breached the contract when it failed to meet the service level agreements. As a result of the decision by the Court of Appeals, the District Court’s award of interest and attorneys’ fees, etc. was reversed. The Company expects that the District Court will issue a new scheduling order providing deadlines for resumed discovery, motion practice, and alternative dispute resolution, leading to a trial.

On November 15, 2016, the Company served an arbitration demand on Haier US Appliance Solutions, Inc., dba GE Appliances (“GEA”), alleging breach of contract and interference with prospective business advantage. The Company seeks over $2,000 in damages. On April 18, 2017, GEA served a counterclaim for approximately $337 in alleged obligations under the parties’ recycling agreement. Simultaneously with serving its counterclaim in the arbitration, which is venued in Chicago, GEA filed a complaint in the United States District Court for the Western District of Kentucky seeking damages of approximately $530 plus interest and attorneys’ fees allegedly owed under a previous agreement between the parties. On December 12, 2017, the court stayed GEA’s complaint in favor of the arbitration. Under the terms of the Company’s transaction with Recleim LLC (“Recleim”), Recleim is obligated to pay GEA on the Company’s behalf the amounts claimed by GEA in the arbitration and in the lawsuit pending in Kentucky. Those amounts have been paid into escrow pending the outcome of the arbitration. Arbitration proceedings were held in October and November 2019.  The Company expects a decision from the arbitrator by the end of 2019.

AMTIM Capital, Inc. (“AMTIM”) acts as the Company’s representative to market our recycling services in Canada under an arrangement that pays AMTIM for revenues generated by recycling services in Canada as set forth in the agreement between the parties. A dispute has arisen between AMTIM and the Company with respect to the calculation of amounts due to AMTIM pursuant to the agreement. In a lawsuit filed in the province of Ontario, AMTIM claims a discrepancy in the calculation of fees due to AMTIM by the Company of approximately $2,000. Although the outcome of this claim is uncertain, the Company believes that no further amounts are due under the terms of the agreement and that we will continue to defend our position relative to this lawsuit.  The Company anticipates a trial in February 2020.

On or about July 22, 2019, Trustee Main/270, LLC (the “Reynoldsburg Landlord”) filed a lawsuit against ApplianceSmart, Inc. and the Company in the Franklin County Common Pleas Court in Columbus, Ohio, alleging, with respect to ApplianceSmart, default under a lease agreement and, with respect to the Company, guaranty of lease. The complaint sought damages of $1,530, attorney fees, and other charges.  On or about September 27, 2019, the parties entered into a second lease modification agreement and ratification of agreement (the “Second Lease Modification Agreement”) whereby the Reynoldsburg Landlord restored ApplianceSmart Inc.’s access to the property.  Pursuant to the terms of the Second Lease Modification Agreement, in exchange for such restored access, ApplianceSmart, Inc. paid the Reynoldsburg Landlord $141 in partial satisfaction of past due rent and costs and the Reynoldsburg Landlord agreed to dismiss the lawsuit with prejudice.  In addition, the Reynoldsburg Landlord agreed to reduced minimum annual rent for the remainder of the term and waived the rent due for October 2019, December 2019, and January 2020.  In addition, the Company ratified its guaranty under the lease.

Other Commitments

As previously disclosed and as discussed in Note 6: Note receivable – Sale of Discontinued Operations, on December 30, 2017, the Company disposed of its retail appliance segment and sold ApplianceSmart to the Purchaser. In connection with that sale, as of September 28, 2019 the Company has an aggregate amount of future real property lease payments of $2,600, which represents amounts guaranteed or which may be owed under certain lease agreements to third party landlords in which the Company either remains the counterparty, is a guarantor, or has agreed to remain contractually liable under the lease (“ApplianceSmart Leases”). There are five ApplianceSmart Leases with Company guarantees, one terminating December 31, 2020, April 30, 2021, August 14, 2021, December 31, 2022 and June 30, 2025, respectively. The ApplianceSmart Leases are considered related party transactions.

It cannot be determined either at September 28, 2019 or on a prospective basis that the Company will incur any loss related to its guarantees for a maximum potential amount of future undiscounted lease payments. Undiscounted lease payments at September 28, 2019 and December 29, 2018 was $2,600and $4,900, respectively. The Company evaluated the fair value of its potential obligation under the guidance of ASC 450: Contingencies and ASC 460: Guarantees. As a result, the Company does not have any accrued amount of liability associated with these future guaranteed lease payments as the fair value of the potential liability is immaterial. The fair value was calculated based on the undiscounted lease payments, a discount rate equivalent to current interest rates associated with the real estate being lease and a remote probability weighting.

The ApplianceSmart Leases either have the Company as the contract tenant only, or the contract reflects a joint tenancy with ApplianceSmart. ApplianceSmart is the occupant of the ApplianceSmart Leases. The Company does not have the right to use the ApplianceSmart lease assets nor is the Company the primary obligor of the lease payments, hence capitalization under ASC 842 is not required. The ApplianceSmart Leases have historically been used by ApplianceSmart for its business operations and the rent and other amounts owed under such leases has been and is being paid by ApplianceSmart historically and in the future.

Any potential amounts paid out for by the Company as a result of its obligations and/or guarantees under ApplianceSmart Leases would be recoverable to the extent there are assets available from ApplianceSmart. ApplianceSmart Leases are related party transactions. The Company divested itself of the ApplianceSmart Leases and leaseholds with the sale of ApplianceSmart to Purchaser on December 30, 2017.

The Company is party from time to time to other ordinary course disputes that we do not believe to be material to our financial condition as of September 28, 2019.

Note 17: Series A Preferred Stock; Exchange for Shares of Series A-1 Preferred Stock

On August 18, 2017, the Company acquired GeoTraq by way of merger, the result of which GeoTraq became a wholly-owned subsidiary of the Company. In connection with this transaction, the Company tendered to the owners of GeoTraq $200 in cash, issued to them an aggregate of 288,588 shares of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”), and entered into one-year unsecured promissory notes in the aggregate principal amount of $800.

To accomplish the designation and issuance of the Series A Preferred Stock, we filed a Certificate of Designation with the Secretary of State of the State of Minnesota. On November 9, 2017, we filed a Certificate of Correction with the Minnesota Secretary of State. In connection with the Reincorporation, we filed Articles of Incorporation with the Secretary of State of the State of Nevada on March 12, 2018, and a Certificate of Correction with the Secretary of State of the State of Nevada on August 7, 2018 (collectively, the “Nevada Articles of Incorporation”).  On June 21, 2019, we filed a Certificate of Designation (the “Series A-1 Certificate of Designation”) of Powers, Preferences, and Rights of Series A-1 Convertible Preferred Stock (the “Series A-1 Preferred Stock”) with the Nevada Secretary of State. The following summary of the Nevada Articles of Incorporation and Series A-1 Certificate of Designation does not purport to be complete and is qualified in its entirety by reference to the provisions of applicable law and to the Nevada Articles of Incorporation and the Series A-1 Certificate of Designation, which are filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2018, as Exhibit 3.1. to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, and Exhibit 3.8 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2019.

The Series A-1 Convertible Preferred Stock was designated pursuant to guidance received from Nasdaq and has virtually all of the same rights, characteristics, and attributes as the Company’s Series A Convertible Preferred Stock, except as required by the Listing Qualifications staff of The Nasdaq Stock Market LLC (i.e., Section 3.2.5 in respect of voting rights of the Series A-1 Convertible Preferred Stock and Section 3.2.1(f) in respect of a Triggering Event, as such term is defined therein, and the formula to be applied in connection therewith), with respect to each of which requirements the Company has already been in compliance. The filing of the Series A-1 Certificate of Designation was unanimously approved by the Board of Directors on June 18, 2019. The affirmative approval of a majority of the holders of the Series A Convertible Preferred Stock for the exchange of such shares into shares of Series A-1 Convertible Preferred Stock occurred on or about June 19, 2019. The three holders of our Series A Convertible Preferred Stock were deemed to have exchanged their shares of Series A Convertible Preferred Stock for an equivalent number of shares of Series A-1 Convertible Preferred Stock, or an aggregate of 259,729 shares.

Except as described above, the rights, characteristics, and attributes of the Series A-1 Preferred Stock are the same as described below. Except as described above and as set forth below, references below to “Series A Preferred Stock” include and shall be deemed to refer to “Series A-1 Preferred Stock” on and after June 19, 2019.

Conversion

The Series A-1 Preferred Stock is not convertible into shares of our common stock except as described below.

Subject to the third sentence of this paragraph, each holder of a share of Series A-1 Preferred Stock has the right, exercisable at any time and from time to time (unless otherwise prohibited by law, rule or regulation, or as restricted below), to convert any or all of such holder’s shares of Series A-1 Preferred Stock into shares of our common stock at the conversion ratio. After giving effect to the Reverse Stock Split, the “conversation ratio” per share of the Series A-1 Preferred Stock is a ratio of 1:20, meaning one share of Series A-1 Preferred Stock, if and when converted into shares of our common stock, converts into 20 shares of our common stock. One share of Series A-1 Preferred stock converts into 20 shares of our common stock. Notwithstanding anything to the contrary in the Certificate of Designation, a holder of Series A-1 Preferred Stock may not convert any of such holder’s shares and we may not issue any shares of our common stock in connection with a conversion that would trigger any Nasdaq requirement to obtain shareholder approval prior to such conversion or issuance in connection with such conversion that would be in excess of that number of shares of common stock equivalent to 19.9% of the number of shares of common stock as of August 18, 2017; provided, however, that holders of the Series A-1 Preferred Stock may effectuate any conversion and we are obligated to issue shares of common stock in connection with a conversion that would not trigger such a requirement. The foregoing restriction is of no further force or effect upon the approval of our stockholders in compliance with Nasdaq’s shareholder voting requirements. Notwithstanding anything to the contrary contained in the Certificate of Designation, the holders of the Series A-1 Preferred Stock may not effectuate any conversion and we may not issue any shares of common stock in connection with a conversion until the later of (x) February 28, 2018 or (y) sixty-one days following the date on which our stockholders have approved the voting, conversion, and other potential rights of the holders of Series A-1 Preferred Stock described in the Certificate of Designation in accordance with the relevant Nasdaq requirements. On October 23, 2018, at the Company’s 2018 Annual Meeting of Shareholders, the Company’s shareholders approved of the future conversion of the shares of Series A-1 Preferred Stock into shares of the Company’s common stock.

Note 18: Shareholders’ Equity

Common Stock: After giving effect to the Reverse Stock Split, our Articles of Incorporation authorize 10,000,000 shares of common stock that may be issued from time to time having such rights, powers, preferences and designations as the Board of Directors may determine.  During the 39 weeks ended September 28, 2019 and September 29, 2018, 223,214 and nil shares of common stock were issued, respectively. As of September 28, 2019, and December 29, 2018, there were 1,917,779 and 1,694,565 shares, respectively, of common stock issued and outstanding.

Stock options: The 2016 Plan, which replaces the 2011 Plan, authorizes the granting of awards in any of the following forms: (i) incentive stock options, (ii) nonqualified stock options, (iii) restricted stock awards, and (iv) restricted stock units, and expires on the earlier of October 28, 2026, or the date that all shares reserved under the 2016 Plan are issued or no longer available. The 2016 Plan provides for the issuance of up to 400,000 shares of common stock pursuant to awards granted under the 2016 Plan. Options granted to employees typically vest over two years, while grants to non-employee directors vest in six months. As of September 28, 2019, and December 29, 2018, 4,000 options were outstanding under the 2016 Plan.

Our 2011 Plan authorizes the granting of awards in any of the following forms: (i) stock options, (ii) stock appreciation rights, and (iii) other share-based awards, including but not limited to, restricted stock, restricted stock units or performance shares, and expires on the earlier of May 12, 2021, or the date that all shares reserved under the 2011 Plan are issued or no longer available. As of September 28, 2019, and December 29, 2018, 40,400 and 97,000 options, respectively, were outstanding under the 2011 Plan. No additional awards will be granted under the 2011 Plan.

We issue new common stock when stock options are exercised. The Company periodically grants stock options that vest based upon the achievement of performance targets. For performance-based options, the Company evaluates the likelihood of the targets being met and records the expense over the probable vesting period.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. No options were granted during the 39 weeks ended September 28, 2019 or 2018.

Additional information relating to all outstanding options is as follows (in thousands, except per share data):

		Weighted Average	Aggregate	Weighted Average Remaining
	Options Outstanding	Exercise Price	Intrinsic Value	Contractual Life
Balance December 30, 2017	125,500	$12.80	$—	4.22
Cancelled/expired/forfeited	(24,600)	19.90
Balance at December 29, 2018	100,900	$11.08	$—	3.84
Cancelled/expired/forfeited	(56,500)	9.30
Balance at September 28, 2019	44,400	$13.31	$—	3.24

We recognized no share-based compensation expense related to option grants for the 39 weeks ended September 28, 2019 and September 29, 2018, respectively. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $2.90 on September 28, 2019, which theoretically could have been received by the option holders had all option holders exercised their options as of that date. As of September 28, 2019, and December 29, 2018, there were no in-the-money options exercisable.

We recognized share-based compensation expense of $712 and $596 for the 39 weeks ended September 28, 2019 and September 29, 2018, respectively, related to common shares issued as compensation. There is estimated future share-based compensation expense as of September 28, 2019 of $51 per month for a total of $554.

Warrants:

As of September 28, 2019, and December 29, 2018, we had fully vested warrants outstanding to purchase 33 shares of common stock at a price of $3.40 per share and expire in May 2020.

Preferred Stock: Our Articles of Incorporation authorize two million shares of preferred stock that may be issued from time to time in one or more series having such rights, powers, preferences and designations as the Board of Directors may determine. In August 2017, we issued 288,588 shares of Series A convertible preferred stock in connection with the acquisition of GeoTraq. On June 21, 2019, the shares of Series A Preferred Stock were exchanged for shares of Series A-1 Preferred Stock on a one-for-one basis. See Note 19.

Note 19: Loss Per Share

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

The following table presents the computation of basic and diluted net loss per share:

	For the Thirteen Weeks Ended		For the Thirty Nine Weeks Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net loss	$(1,958)	$(1,260)	$(5,357)	$(4,111)
Basic loss per share	$(1.12)	$(0.87)	$(3.16)	$(2.99)
Diluted loss per share	$(1.12)	$(0.87)	$(3.16)	$(2.99)

Potentially dilutive securities were excluded from the calculation of diluted net loss per share for the 13 and 39 weeks ended September 28, 2019 and September 29, 2018, respectively. The weighted average number of dilutive securities excluded were 134 and 139, respectively for each period, because the effects were anti-dilutive based on the application of the treasury stock method. Shares of Series A-1 Preferred Stock issued and outstanding are excluded from dilutive securities until the conditions for conversion have been satisfied. See Note 18.

Note 20: Major Customers and Suppliers

For the 13 weeks ended September 28, 2019, one customer represented 16% or more of our total revenues. For the 13 weeks ended September 29, 2018, one customer represented 14% of our total revenues.   For the 39 weeks ended September 28, 2019, 1 customer represented 11% of our total revenue.  For the 39 weeks ended September 29, 2018, 2 customers represented 10% or more of our total revenue for a combined total of 31%.  As of September 28, 2019, two customers represented 39% of our total trade receivables. As of December 29, 2018, three customers represented more than 10% of our total trade receivables, for a total of 38% of our total trade receivables.

During the 13 weeks and 39 weeks ended September 28, 2019 and September 29, 2018, we purchased appliances for resale from four suppliers. We have and are continuing to secure other vendors from which to purchase appliances. However, the curtailment or loss of one of these suppliers or any appliance supplier could adversely affect our operations.

Note 21: Defined Contribution Plan

We have a defined contribution salary deferral plan covering substantially all employees under Section 401(k) of the Internal Revenue Code. We contribute an amount equal to 10 cents for each dollar contributed by each employee up to a maximum of 5% of each employee’s compensation. We recognized expense for contributions to the plans of $3 and $10 for the 13 weeks ended September 28, 2019 and September 29, 2018, respectively. We recognized expense for contributions to the plans of $20 and $33 for the 39 weeks ended September 28, 2019 and September 29, 2018, respectively.

Note 22: Segment Information

We operate within targeted markets through three reportable segments for continuing operations: biotechnology, recycling and technology. The biotechnology segment started in September 2019 and is focused on development of new and innovative solutions for ending the opioid epidemic ranging from digital technologies to educational advocacy. Because the biotechnology segment did not have revenues or expenses during the month of September 2019 it has been excluded from the tables below. The recycling segment includes all fees charged and costs incurred for collecting, recycling and installing appliances for utilities and other customers. The recycling segment also includes byproduct revenue, which is primarily generated through the recycling of appliances. The nature of products, services and customers for both segments varies significantly. As such, the segments are managed separately. Our Chief Executive Officer has been identified as the Chief Operating Decision Maker (“CODM”). The CODM evaluates performance and allocates resources based on sales and income from operations of each segment. Income (loss) from operations represents revenues less cost of revenues and operating expenses, including certain allocated selling, general and administrative costs. There are no intersegment sales or transfers.

The following tables present our segment information for the 13 and 39 weeks ended September 28, 2019 and September 29, 2018:

	Thirteen Weeks Ended		Thirty Nine Weeks Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Revenues
Recycling	$9,790	$10,267	$23,684	$27,553
Technology	—	—	—	—
Total Revenues	$9,790	$10,267	$23,684	$27,553
Gross profit
Recycling	$2,564	$3,393	$5,581	$7,955
Technology	—	—	—	—
Total Gross profit	$2,564	$3,393	$5,581	$7,955
Operating loss
Recycling	$(1,319)	$(469)	$(4,200)	$(1,209)
Technology	(1,302)	(1,202)	(3,685)	(3,627)
Total Operating loss	$(2,621)	$(1,671)	$(7,885)	$(4,836)
Depreciation and amortization
Recycling	$139	$76	$238	$196
Technology	937	933	2,808	2,797
Total Depreciation and amortization	$1,076	$1,009	$3,046	$2,993
Interest expense, net
Recycling	$75	$45	$81	$675
Technology	—	—	—	—
Total Interest expense, net	$75	$45	$81	$675
Net loss before benefit from income taxes
Recycling	$(1,388)	$(263)	$(3,497)	$(1,543)
Technology	(1,302)	(1,202)	(3,685)	(3,627)
Total Net loss before benefit from income taxes	$(2,690)	$(1,465)	$(7,182)	$(5,170)

	As of September 28, 2019	As of December 29, 2018
Assets
Recycling	$15,152	$13,985
Technology	18,491	21,055
Total Assets	$33,643	$35,040

Intangible assets
Recycling	$19	$19
Technology	18,174	20,969
Total Intangible assets	$18,193	$20,988

Note 23: Related Parties

Tony Isaac, the Company’s Chief Executive Officer, is the father of Jon Isaac, President and Chief Executive Officer of Live Ventures Incorporated (“Live”) and managing member of Isaac Capital Group LLC, a greater than 5% stockholder of the Company. Tony Isaac, Chief Executive Officer, Virland Johnson, Chief Financial Officer, Richard Butler, Board of Directors member, and Dennis Gao, Board of Directors member of the Company, are Board of Directors member, Chief Financial Officer, Board of Directors member, and Board of Directors members, respectively, of Live. The Company also shares certain executive, accounting and legal services with Live. The total services shared were $52 and $79 for the 13 weeks ended September 28, 2019 and September 29, 2018, respectively. The total services shared were $99 and $195 for the 39 weeks ended September 28, 2019 and September 29, 2018, respectively. Customer Connexx rents approximately 9,879 square feet of office space from Live in Las Vegas, Nevada. The total rent and common area expense were $45 and $50 for the 13 weeks ended September 28, 2019 and September 29, 2018, respectively. The total rent and common area expense were $44 and $136 for the 39 weeks ended September 28, 2019 and September 29, 2018, respectively.

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

On December 26, 2018, the ApplianceSmart Note was amended and restated to grant the Company a security interest in the assets of the Purchaser, ApplianceSmart, and ApplianceSmart Contracting Inc. in exchange for modifying the repayment terms to provide for the payment in full of all accrued interest and principal on April 1, 2021, the maturity date of the ApplianceSmart Note.

On March 15, 2019, the Company entered into subordination agreements with third parties pursuant to which it agreed to subordinate the payment of indebtedness under the ApplianceSmart Note and the Company’s security interest in the assets of ApplianceSmart and other related parties in exchange for up to $1,200 payable within 15 days of the agreement. ApplianceSmart can re-borrow up to the principal amount of the Note, $3,919. ApplianceSmart paid $1,200 to the Company as follows: $100 on March 29, 2019, $250 on April 5, 2019 and $850 on April 15, 2019, in each case as principal payments on the ApplianceSmart Note. In connection with the sale to the Purchaser, ApplianceSmart Inc. incurred $0 and $68 of transition fee expense for the 13 weeks ended September 28, 2019 and September 29, 2018, respectively. ApplianceSmart Inc. incurred $0 and $135 of transition fee expense for the 39 weeks ended September 28, 2019 and September 29, 2018, respectively. See - Other Commitments for details about the Company’s obligations and/or guaranteed lease commitments.

For discussion related to potential obligations and or guarantees under ApplianceSmart Leases, see Note 16.

On August 28, 2019, ARCA Recycling entered into and delivered to Isaac Capital Group, LLC (the “Lender”), a secured revolving line of credit promissory note, whereby the Lender agreed to provide the ARCA Recycling with a $2,500 revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility matures on August 28, 2020. The Revolving Credit Facility bears interest at 8.75% per annum and provides for the payment of interest, monthly in arrears. ARCA Recycling will pay a loan fee of 2.0% on each borrowing made under the Revolving Credit Facility. On August 28, 2019, ARCA Recycling received an advance of $1,000 under the Revolving Credit Facility. In connection with entering into the Revolving Credit Facility, the Borrower also entered into a security agreement in favor of the Lender, pursuant to which ARCA Recycling granted a security interest in all of its assets to the Lender. The obligations of ARCA Recycling under the Revolving Credit Facility are guaranteed by the Company. The foregoing transaction did not include the issuance of any shares of the Company’s common stock, warrants, or other derivative securities.  The Lender is a shareholder of the Company. Jon Isaac is the manager and sole member of the Lender, and the son of Tony Isaac, the Chief Executive Officer of the Company and ARCA Recycling.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Dollars stated in thousands, except per share amounts.

Forward-Looking and Cautionary Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. You can identify forward-looking statements because they contain words such as ‘‘believes,’’ ‘‘expects,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘seeks,’’ ‘‘approximately,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘estimates’’ or ‘‘anticipates’’ or similar expressions that concern our strategy, plans or intentions. Any statements we make relating to our future operations, performance and results, and anticipated liquidity are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those we expected. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-Q, are disclosed in “Item 1-Business, Item 1A – Risk Factors” of our Form 10-K. Some of the factors that we believe could affect our results include:

•	the strength of energy conservation recycling programs;
•	our continued ability to purchase product from our suppliers at acceptable prices;
•	costs and expenses being realized at higher than expected levels;
•	our ability to secure an adequate supply of special-buy appliances for resale;
•	the ability to secure appliance recycling and replacement contracts with sponsors of energy efficiency programs;
•	the ability of customers to supply units under their recycling contracts with us;
•	the outcome of the sales and use tax examination in California;
•	general economic conditions affecting consumer demand for appliances; and
•	our ability to develop new solutions to end the opioid epidemic

We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this Quarterly Report on Form 10-Q may not in fact occur. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Our MD&A should be read in conjunction with our Form 10-K (including the information presented therein under the caption Risk Factors), together with our Quarterly Reports on Forms 10-Q and other publicly available information. All amounts herein are unaudited.

Overview

JanOne is engaged in the development of new and innovative solutions for ending the opioid epidemic ranging from digital technologies to educational advocacy.  In addition, through its subsidiaries ARCA Recycling, Inc. and ARCA Canada Inc., JanOne is engaged in the business of recycling major household appliances in North America by providing turnkey appliance recycling and replacement services for utilities and other sponsors of energy efficiency programs.  In addition, through its GeoTraq Inc. (“GeoTraq”) subsidiary, we are engaged in the development, design and, ultimately, we expect the sale of wireless transceiver modules with technology that provides LBS directly from global Mobile IoT networks.

We operate three reportable segments:

Biotechnology: Our biotechnology segment is engaged in the development of new and innovative solutions for ending the opioid epidemic ranging from digital technologies to educational advocacy

Recycling: Our recycling segment is a turnkey appliance recycling program. We receive fees charged for recycling, replacement and additional services for utility energy efficiency programs and have established 12 regional processing centers (“RPC’s) for this segment throughout the United States and Canada.

Technology: GeoTraq is in the process of developing technology to enable low cost, location-based products and services.

For the Thirteen Weeks Ended September 28, 2019 and September 29, 2018

Results of Operations

The following table sets forth certain statement of operations items and as a percentage of revenue, for the periods indicated:

	13 Weeks Ended		13 Weeks Ended
	September 28, 2019		September 29, 2018
Statement of Operations Data:
Revenue	$9,790	100.0%	$10,267	100.0%
Cost of revenue	7,226	73.8%	6,874	67.0%
Gross profit	2,564	26.2%	3,393	33.0%
Selling, general and administrative expense	5,185	53.0%	5,064	49.3%
Operating loss	(2,621)	-26.8%	(1,671)	-16.3%
Interest expense, net	(75)	-0.8%	(45)	-0.4%
Other income (expense)	6	0.1%	251	2.4%
Net loss before income taxes	(2,690)	-27.5%	(1,465)	-14.3%
Benefit of income taxes	732	7.5%	205	2.0%
Net loss	$(1,958)	-20.0%	$(1,260)	-12.3%

The following tables set forth revenues for key product and service categories, percentages of total revenue and gross profits earned by key product and service categories and gross profit percent as compared to revenues for each key product category indicated:

	13 Weeks Ended		13 Weeks Ended
	September 28, 2019		September 29, 2018
	Net	Percent	Net	Percent
	Revenue	of Total	Revenue	of Total
Revenue
Recycling, Byproducts, Carbon Offset	$6,650	67.9%	$7,236	73.3%
Replacement Appliances	3,140	32.1%	3,031	26.7%
Total Revenue	$9,790	100.0%	$10,267	100.0%

	13 Weeks Ended		13 Weeks Ended
	September 28, 2019		September 29, 2018
	Gross	Gross	Gross	Gross
	Profit	Profit %	Profit	Profit %
Gross Profit
Recycling, Byproducts, Carbon Offset	$1,491	22.4%	$2,344	32.4%
Replacement Appliances	1,073	34.2%	1,049	34.6%
Total Gross Profit	$2,564	26.2%	$3,393	33.0%

Revenue

Revenue decreased $477 or 4.6% for the 13 weeks ended September 28, 2019 as compared to the 13 weeks ended September 29, 2018. Recycling, Byproducts, Carbon Offset revenue decreased $586 or 8.1% due to lower volume from two of our largest customers. Replacement Appliance revenue increased $109 or 3.6% primarily due to increased volume.

Cost of Revenue

Cost of revenue increased $352 or 5.1% for the 13 weeks ended September 28, 2019 as compared to the 13 weeks ended September 29, 2018, primarily due to the increased costs at the call center and appliances.

Gross Profit

Gross profit decreased $829 or 24.4%, for the 13 weeks ended September 28, 2019 as compared to the 13 weeks ended September 29, 2018. This decrease mainly had to do with the decrease in revenue and increased costs of revenues for the 13 weeks ended September 28, 2019 as discussed above.

Gross profit for Recycling, Byproducts and Carbon Offset decreased $853 or 36.4%. Replacement Appliance gross profit increased $24 or 2.3%.

Gross profit margin as a percentage of sales decreased for Recycling, Byproducts and Carbon Offset to 22.4% vs. 32.4%. Gross profit margin as a percentage of sales increased for Replacement Appliances to 34.2% vs. 34.6%.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $121 or 2.4%, for the 13 weeks ended September 28, 2019 as compared to the 13 weeks ended September 29, 2018, primarily due to increased corporate activity.

Operating Loss

As a result of the factors described above, operating loss of $2,621 for the 13 weeks ended September 28, 2019 represented an increase in loss of $950 over the comparable prior year 13 weeks ended September 29, 2018 of $1,671.

Interest Expense, net

Interest expense net increased $30 or 67%, for the 13 weeks ended September 28, 2019 as compared to the 13 weeks ended September 29, 2018, as a result of the increase in notes payable.

Other Income

Other income decreased $245 for the 13 weeks ended September 28, 2019 as compared to the 13 weeks ended September 29, 2018 as a result of due to the settlement of a lawsuit in 2018 that did not occur in 2019.

Sears Holdings Management Corp – Logistics Services

On February 18, 2019, the Company informed Sears Holdings Management Corp – Logistics Services (“Sears”) that Sears may have overcharged ARCA Recycling $642 and that it planned on filing a proof of claim with the trustee in the Sears’ bankruptcy against Sears for the overcharged amount. The Company requested that Sears provide contractual written proof to the contrary supporting their claim for invoices submitted in excess of the contractually agreed upon amounts for transportation services. Sears provided transportation services to ARCA Recycling in fiscal years 2013 through 2018. ARCA Recycling has recorded $559 as outstanding and un-paid accounts payable as of March 30, 2019 and December 30, 2018. Sears owes ARCA Recycling a net amount due of $83. The Company has recorded the overcharged amount of $559 as other income in the consolidated results for the 13 weeks and 39 weeks ended September 28, 2019. The Company filed a proof of claim on April 5, 2019 for a net amount owing the Company of $83, of which Sears accepted.

Benefit from Income Taxes

We recorded an income tax benefit of $732 for the 13 weeks ended September 28, 2019, compared with a benefit from income taxes of $205 in the same period of 2018. The benefit from income taxes for the 13 weeks ended September 28, 2019 increased over the same period in 2018 by $527 as a result of the increase in net loss as discussed above.

Net Loss

The factors described above led to a net loss of $1,958 for the 13 weeks ended September 28, 2019, an increase in loss of $698 from a net loss of $1,260 for the 13 weeks ended September 29, 2018.

Segment Performance

We report our business in the following segments: Biotechnology, Recycling and Technology. We identified these segments based on a combination of business type, customers serviced and how we divide management responsibility. Our revenues and profits are driven through our recycling centers, e-commerce, individual sales reps and our internet services for our recycling and technology segment. We expect revenues and profits for our biotechnology segment to be driven by the development of pharmaceuticals that treat the root cause of pain but are non-opioid painkillers.  Our biotechnology segment started during September 2019, and, as a result, did not incur any revenues or expenses for the nine months ended September 30, 2019.

Operating income (loss) by operating segment, is defined as income (loss) before net interest expense, other income and expense and provision for income taxes and income (loss).

	13 Weeks Ended September 28, 2019			13 Weeks Ended September 29, 2018
	Recycling	Technology	Total	Recycling	Technology	Total
Revenue	$9,790	$—	$9,790	$10,267	$—	$10,267
Cost of revenue	7,226	—	7,226	6,874	—	6,874
Gross profit	2,564	—	2,564	3,393	—	3,393
Selling, general and administrative expense	3,883	1,302	5,185	3,862	1,202	5,064
Operating loss	$(1,319)	$(1,302)	$(2,621)	$(469)	$(1,202)	$(1,671)

Recycling Segment

The recycling segment consists of ARCA Recycling, Customer Connexx, and ARCA Canada. Revenue for the 13 weeks ended September 28, 2019 decreased by $477, or 4.6% as compared to the prior year period. This represents a decrease in Recycling, Byproduct and Carbon Offset revenue of $586 or 8.1% and an increase in Replacement Appliance revenue of $109 or 4.6%. Decreased revenues were a direct result of lower than expected volume from two of our largest customers.

Cost of revenue for the 13 weeks ended September 28, 2019 increased $352 or 5.1% as compared to the prior year period. This represents an increase in the cost of revenue of Recycling, Byproducts, Carbon Offset of $267 or 5.5% and of Replacement Appliances $85 or 4.3%.

Operating loss for the 13 weeks ended September 28, 2019 increased $950, as compared to the prior year period. This represents a decrease in gross profit of $829 and increased selling, general and administrative expense of $121.

Technology Segment

The technology segment is comprised of GeoTraq. Results for the 13 weeks ended September 28, 2019 include a loss of $1,302 which approximated the 13 weeks ended September 29, 2018 loss of $1,202. The loss represents intangible asset amortization expense and other selling general and administrative expense for each period.

For the Thirty-Nine Weeks Ended September 28, 2019 and September 29, 2018

Results of Operations

The following table sets forth certain statement of operations items and as a percentage of revenue, for the periods indicated:

	39 Weeks Ended		39 Weeks Ended
	September 28, 2019		September 29, 2018
Statement of Operations Data:
Revenue	$23,684	100.0%	$27,553	100.0%
Cost of revenue	18,103	76.4%	19,598	71.1%
Gross profit	5,581	23.6%	7,955	28.9%
Selling, general and administrative expense	13,466	56.9%	12,791	46.4%
Operating loss	(7,885)	-33.3%	(4,836)	-17.6%
Interest expense, net	(81)	-0.3%	(675)	-2.4%
Other income (expense)	784	3.3%	341	1.2%
Net loss before income taxes	(7,182)	-30.3%	(5,170)	-18.8%
Benefit of income taxes	1,825	7.7%	1,059	3.8%
Net loss	$(5,357)	-22.6%	$(4,111)	-14.9%

The following tables set forth revenues for key product and service categories, percentages of total revenue and gross profits earned by key product and service categories and gross profit percent as compared to revenues for each key product category indicated:

	39 Weeks Ended		39 Weeks Ended
	September 28, 2019		September 29, 2018
	Net	Percent	Net	Percent
	Revenue	of Total	Revenue	of Total
Revenue
Recycling, Byproducts, Carbon Offset	$15,147	64.0%	$18,118	65.8%
Replacement Appliances	8,537	36.0%	9,435	34.2%
Total Revenue	$23,684	100.0%	$27,553	100.0%

	39 Weeks Ended		39 Weeks Ended
	September 28, 2019		September 29, 2018
	Gross	Gross	Gross	Gross
	Profit	Profit %	Profit	Profit %
Gross Profit
Recycling, Byproducts, Carbon Offset	2,674	17.7%	5,108	28.2%
Replacement Appliances	2,907	34.1%	2,847	30.2%
Total Gross Profit	$5,581	23.6%	$7,955	28.9%

Revenue

Revenue decreased $3,869 or 14.0% for the 39 weeks ended September 28, 2019 as compared to the 39 weeks ended September 29, 2018. Replacement Appliance revenue decreased $898 or 9.5% due to lower volumes from two customers. Recycling, Byproducts, Carbon Offset revenue decreased $2,971 or 16.4%.

Cost of Revenue

Cost of revenue decreased $1,495, or 7.6% for the 39 weeks ended September 28, 2019 as compared to the 39 weeks ended September 29, 2018, primarily due to a decrease in volume.

Gross Profit

Gross profit decreased $2,374 or 29.8%, for the 39 weeks ended September 28, 2019 as compared to the 39 weeks ended September 29, 2018.

Gross profit for Recycling, Byproducts and Carbon Offset decreased $2,434 or 47.7% due to lower volume from our two largest customers. Replacement Appliance gross profit increased $60 or 2.1%.

Gross profit margin as a percentage of sales decreased for Recycling, Byproducts and Carbon Offset to 17.7% vs. 28.2%. Gross profit margin as a percentage of sales increased for Replacement Appliances to 34.1% vs. 30.2%.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $675 or 5.3%, for the 39 weeks ended September 28, 2019 as compared to the 39 weeks ended September 29, 2018 due to increased corporate activity.

Operating Loss

As a result of the factors described above, operating loss of $7,885 for the 39 weeks ended September 28, 2019 represented an increase in loss of $3,049 over the comparable prior year 39 weeks ended September 29, 2018 of $4,836.

Interest Expense, net

Interest expense net decreased $594 or 88.0%, for the 39 weeks ended September 28, 2019 as compared to the 39 weeks ended September 29, 2018 primarily due to repayment of the Midcap Revolver in March 2018, partially offset by the increase in other note payables.

Other Income

Other income increased $443 for the 39 weeks ended September 28, 2019 as compared to the 39 weeks ended September 29, 2018.

Sears Holdings Management Corp – Logistics Services

On February 18, 2019, the Company informed Sears Holdings Management Corp – Logistics Services (“Sears”) that Sears may have overcharged ARCA Recycling $642 and that it planned on filing a proof of claim with the trustee in the Sears’ bankruptcy against Sears for the overcharged amount. The Company requested that Sears provide contractual written proof to the contrary supporting their claim for invoices submitted in excess of the contractually agreed upon amounts for transportation services. Sears provided transportation services to ARCA Recycling in fiscal years 2013 through 2018. ARCA Recycling has recorded $559 as outstanding and un-paid accounts payable as of March 30, 2019 and December 30, 2018. Sears owes ARCA Recycling a net amount due of $83. The Company has recorded the overcharged amount of $559 as other income in the consolidated results for the 13 weeks and 39 weeks ended September 28, 2019. The Company filed a proof of claim on April 5, 2019 for a net amount owing the Company of $83, of which Sears accepted.

Benefit from Income Taxes

We recorded an income tax benefit of $1,680 for the 39 weeks ended September 28, 2019, compared with a benefit from income taxes of $1,059 for in the same period of 2018, an increase of $621.

Net Loss

The factors described above led to a net loss of $5,537 for the 39 weeks ended September 28, 2019, an increase in loss of $1,246 from a net loss of $4,111 for the 39 weeks ended September 29, 2018.

Segment Performance

We report our business in the following segments: Biotechnology, Recycling and Technology. We identified these segments based on a combination of business type, customers serviced and how we divide management responsibility. Our revenues and profits are driven through our recycling centers, e-commerce, individual sales reps and our internet services for our recycling and technology segment. We expect revenues and profits for our biotechnology segment to be driven by the development of pharmaceuticals that treat the root cause of pain but are non-opioid painkillers.  Our biotechnology segment started during September 2019, and, as a result, did not incur any revenues or expenses for the nine months ended September 30, 2019.

Operating income (loss) by operating segment, is defined as income (loss) before net interest expense, other income and expense and provision for income taxes and income (loss).

	39 Weeks Ended September 28, 2019			39 Weeks Ended September 29, 2018
	Recycling	Technology	Total	Recycling	Technology	Total
Revenue	$23,684	$—	$23,684	$27,553	$—	$27,553
Cost of revenue	18,103	—	18,103	19,598	—	19,598
Gross profit	5,581	—	5,581	7,955	—	7,955
Selling, general and administrative expense	9,781	3,685	13,466	9,164	3,627	12,791
Operating loss	$(4,200)	$(3,685)	$(7,885)	$(1,209)	$(3,627)	$(4,836)

Recycling Segment

The recycling segment consists of ARCA Recycling, Customer Connexx, and ARCA Canada. Revenue for the 39 weeks ended September 28, 2019, decreased by $3,869, or 14.0% as compared to the prior year period. This represents a decrease in Recycling, Byproduct and Carbon Offset revenue of $2,971 or 16.4% and Replacement Appliance revenue of $898 or 9.5%.

Cost of revenue for the 39 weeks ended September 28, 2019,decreased $1,495 or 7.6% as compared to the prior year period. This represents a decrease in the cost of revenue of Recycling, Byproducts, Carbon Offset of $537 or 4.1% and of Replacement Appliances $958 or 14.5%.

Operating loss for the 39 weeks ended September 28, 2019, increased $3,049 as compared to the prior year period. This represents a decrease in gross profit of $2,374and increased selling, general and administrative expense of $675.

Technology Segment

The technology segment consists of GeoTraq. Results for the 39 weeks ended September 28, 2019 include a loss of $3,685 which approximated the 39 weeks ended September 29, 2018 loss of $3,627. The loss represents intangible asset amortization expense and other selling general and administrative expense for each period.

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

As of September 28, 2019, we had total cash on hand of $638. As we continue to pursue strategic transactions to expand and grow our business, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

Cash Flows

During the 39 weeks ended September 28, 2019, cash used in operations was $3,643, compared to cash provided by operations of $3,319 during the 39 weeks ended September 29, 2018. The decrease in cash provided by operations was primarily due to:

A decrease in non-cash depreciation and amortization of $53, a decrease in amortization of debt issuance costs of $442, a decrease in the change in deferred rent of $42, a decrease in the change in deferred compensation of $240, and a decrease in the change in deferred income taxes of $675; partially offset by an decrease in non-cash stock based compensation of $149, an increase in the non-cash amortization of right to use assets – operating leases of $33, and an increase in other of $528.

Changes in working capital accounts affecting operating cash flows were as follows: a decrease in accounts receivable of $2,577, a decrease in income taxes receivable of $47, a decrease in accounts payable and accrued expenses of $1,592; partially offset by an increase in prepaid expenses and other current assets of $65 and an increase in inventory of $751.

Cash provided by investing activities was $445 and cash used by investing activities of $27 for the 39 weeks ended September 28, 2019 and the 39 weeks ended September 29, 2018, respectively. The increase in cash provided by investing activities, as compared to the prior period is primarily attributable to increase in net payments received on a note receivable from Live Ventures Incorporated of $713, offset by the increase in purchases of property and equipment of $239.

Cash provided by financing activities was $2,616 for the 39 weeks ended September 28, 2019 was primarily related to the $2,500 proceeds on the related party note.  Cash used by financing activities of $5,862 for the 39 weeks ended September 29, 2018 was primarily attributable to the $5,605 payment for MidCap Financial Trust revolver.

Sources of Liquidity

We utilize cash on hand and factor on occasion certain accounts receivable invoices to cover normal and seasonal fluctuations in cash flows and to support our various growth initiatives. Our cash and cash equivalents are carried at cost and consist primarily of demand deposits with commercial banks. On March 26, 2018, the Company entered into a purchase and sale agreement with Prestige Capital, whereby from time to time the Company can factor certain accounts receivable to Prestige Capital up to a maximum advance and outstanding balance of $11,000. Discount fees ultimately paid depend upon how long an invoice and related amount is outstanding from ARCA Recycling’s customer. Prestige Capital has been granted a security interest in all ARCA Recycling’s accounts receivable. The term of the purchase and sale agreement was six months from March 26, 2018 and has been renewed three times for successive terms of six months. The current purchase and sale agreement with Prestige Capital terminates October 2020.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk and Impact of Inflation

Foreign Currency Exchange Rate Risk. We currently generate revenues in Canada. The reporting currency for our consolidated financial statements is U.S. dollars. It is not possible to determine the exact impact of foreign currency exchange rate changes; however, the effect on reported revenue and net loss can be estimated. We estimate that the U.S. dollar against the Canadian dollar had an immaterial impact on revenues and net loss for the 13 and 39 week ended September 28, 2019. We do not currently hedge foreign currency fluctuations and do not intend to do so for the foreseeable future.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at December 29, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at September 28, 2019, our disclosure controls and procedures were ineffective.

Changes in Internal Control over Financial Reporting

During the third fiscal quarter of fiscal 2019, covered by this Quarterly Report on Form 10-Q, we did not make any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

Management noted material weaknesses in internal control when conducting their evaluation of internal control as of December 29, 2018. (1) Insufficient information technology general controls (“ITGC”) and segregation of duties. It was noted that people who were negotiating a contract, were also involved in approving invoices without proper oversight. Additional controls and procedures are necessary and are being implemented to have check and balance on significant transactions and governance with those charged with governance authority. (2) Inadequate control design or lack of sufficient controls over significant accounting processes. The cutoff and reconciliation procedures were not effective with certain accrued and deferred expenses. (3) Insufficient assessment of the impact of potentially significant transactions, and (4) Insufficient processes and procedures related to proper recordkeeping of agreements and contracts. In addition, contract to invoice reconciliation was not effective with certain transportation service providers. As part of its remediation plan, processes and procedures have been implemented to help ensure accruals and invoices are reviewed for accuracy and properly recorded in the appropriate period. These material weaknesses remained outstanding as of September 28, 2019 and management is currently working to remedy these outstanding material weaknesses.

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

PART II. Other Information

Item 1. Legal Proceedings

On December 29, 2016, the Company served a Minnesota state court complaint for breach of contract on Skybridge Americas, Inc. (“SA”), the Company’s primary call center vendor throughout 2015 and most of 2016. The Company seeks damages in the millions of dollars as a result of alleged overcharging by SA and lost client contracts. On January 25, 2017, SA served a counterclaim for unpaid invoices in the amount of approximately $460 plus interest and attorneys’ fees. On March 29, 2017, the Hennepin County district court (the “District Court”) dismissed the Company’s breach of contract claim based on SA’s overuse of its Canadian call center but permitted the Company’s remaining claims to proceed. Following motion practice, on January 8, 2018 the District Court entered judgment in SA’s favor, which was amended as of February 28, 2018, for a total amount of $613 including interest and attorneys’ fees. On March 4, 2019, the Minnesota Court of Appeals (the “Court of Appeals”) ruled and (i) reversed the District Court’s judgment in favor of Skybridge on the call center location claim and remanded the issue back to the District Court for further proceedings, (ii) reversed the District Court’s judgment in favor of Skybridge on the net payment issue and remanded the issue to the District Court for further proceedings, and (iii) affirmed the District Court’s judgment in Skybridge’s favor against the Company’s claim that Skybridge breached the contract when it failed to meet the service level agreements. As a result of the decision by the Court of Appeals, the District Court’s award of interest and attorneys’ fees, etc. was reversed. The Company expects that the District Court will issue a new scheduling order providing deadlines for resumed discovery, motion practice, and alternative dispute resolution, leading to a trial.

On November 15, 2016, the Company served an arbitration demand on Haier US Appliance Solutions, Inc., dba GE Appliances (“GEA”), alleging breach of contract and interference with prospective business advantage. The Company seeks over $2 million in damages. On April 18, 2017, GEA served a counterclaim for approximately $337 in alleged obligations under the parties’ recycling agreement. Simultaneously with serving its counterclaim in the arbitration, which is venued in Chicago, GEA filed a complaint in the United States District Court for the Western District of Kentucky seeking damages of approximately $530 plus interest and attorneys’ fees allegedly owed under a previous agreement between the parties. On December 12, 2017, the court stayed GEA’s complaint in favor of the arbitration. Under the terms of the Company’s transaction with Recleim LLC (“Recleim”), Recleim is obligated to pay GEA on the Company’s behalf the amounts claimed by GEA in the arbitration and in the lawsuit pending in Kentucky. Those amounts have been paid into escrow pending the outcome of the arbitration. Arbitration proceedings were held in October and November 2019.  The Company expects a decision form the arbitrator by the end of 2019.

AMTIM Capital, Inc. (“AMTIM”) acts as our representative to market our recycling services in Canada under an arrangement that pays AMTIM for revenues generated by recycling services in Canada as set forth in the agreement between the parties. A dispute has arisen between AMTIM and the Company with respect to the calculation of amounts due to AMTIM pursuant to the agreement. In a lawsuit filed in the province of Ontario, AMTIM claims a discrepancy in the calculation of fees due to AMTIM by us of approximately $2,000. Although the outcome of this claim is uncertain, the Company believes that no further amounts are due under the terms of the agreement and the Company will continue to defend its position relative to this lawsuit.  The Company expects that the trial will be scheduled for February 2020.

On or about July 22, 2019, Trustee Main/270, LLC (the “Reynoldsburg Landlord”) filed a lawsuit against ApplianceSmart, Inc. and the Company in the Franklin County Common Pleas Court in Columbus, Ohio, alleging, with respect to ApplianceSmart, default under a lease agreement and, with respect to the Company, guaranty of lease. The complaint sought damages of $1,530, attorney fees, and other charges.  On or about September 27, 2019, the parties entered into a second lease modification agreement and ratification of agreement (the “Second Lease Modification Agreement”) whereby the Reynoldsburg Landlord restored ApplianceSmart Inc.’s access to the property.  Pursuant to the terms of the Second Lease Modification Agreement, in exchange for such restored access, ApplianceSmart, Inc. paid the Reynoldsburg Landlord $141 in partial satisfaction of past due rent and costs and the Reynoldsburg Landlord agreed to dismiss the lawsuit with prejudice.  In addition, the Reynoldsburg Landlord agreed to reduced minimum annual rent for the remainder of the term and waived the rent due for October 2019, December 2019, and January 2020.  In addition, the Company ratified its guaranty under the lease.

The Company is party from time to time to other ordinary course disputes that we do not believe to be material to our financial condition as of September 28, 2019.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of funds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Index to Exhibits

Exhibit Number		Exhibit Description	Form	File Number	Exhibit Number	Filing Date

3.1		Articles of Incorporation of Appliance Recycling Centers of America, Inc.	8-K	0-19621	3.3	03/13/18

3.2		Articles of Conversion	8-K	0-19621	3.1	03/13/18

3.3		Articles of Conversion	8-K	0-19621	3.2	03/13/18

3.4		Certificate of Correction	10-Q	0-19621	3.1	08/14/18

3.5		Certificate of Change	8-K	0-19621	3.1	04/22/19

3.6		Certificate of Correction	8-K	0-19621	3.7	06/24/19

3.7		Certificate of Designation of Powers, Preferences, and Rights of Series A-1 Convertible Preferred Stock of JanOne Inc. (formerly known as Appliance Recycling Centers of America, Inc.)	8-K	0-19621	3.8	06/24/19

3.8		Articles of Merger for JanOne Inc. into Appliance Recycling Centers of America, Inc., filed iwth the Secretary of the State of Nevada on September 9, 2019, and effective on September 10, 2019	8-K	0-19621	3.10	09/13/19

3.9		Bylaws of Appliance Recycling Centers of America, Inc.	8-K	0-19621	3.4	03/13/18

3.10		First Amendment to Bylaws of Appliance Recycling Centers of America, Inc.	8-K	0-19621	3.1	12/31/18

10.1		Secured Revolving Line of Credit Promissory Note dated August 28, 2019	8-K	0-19621	10.1	08/30/19

10.2		Amended and Restated Employment Agreement between Appliance Recycling Centers of America, Inc. and Eric Bolling	8-K	0-19621	10.36	09/09/19

31.1	*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Ex. 101.INS	*	XBRL Instance Document

Ex. 101.SCH	*	XBRL Taxonomy Extension Schema Document

Ex. 101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

Ex. 101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

Ex. 101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

Ex. 101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

JanOne Inc.
(Registrant)

Date:	November 18, 2019	By:	/s/ Tony Isaac
Tony Isaac
Chief Executive Officer
(Principal Executive Officer)

Date:	November 18, 2019	By:	/s/ Virland A. Johnson
Virland A. Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)