Form 10-K
period 2019-12-28
JanOne Inc.
filed 2020-04-06
CIK 862861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 28, 2019

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 000-19621

JANONE INC.

(Exact name of registrant as specified in its charter)

Nevada	41-1454591
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

325 E. Warm Springs Road, Las Vegas, Nevada	89119
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  702-997-5968

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value Title of each class	JAN Trading Symbol(s)	NASDAQ Capital Market Name of each exchange on which registered

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

The aggregate market value of the registrant’s common stock held by non-affiliates, based on the closing sales price of such stock on June 29, 2019 was $7,153,000.

The number of shares outstanding of the registrant’s common stock as of March 19, 2020 was 1,993,578.

i

PART I

ITEM 1. BUSINESS

General

As of September 10, 2019, JanOne Inc. (formerly known as Appliance Recycling Centers of America, Inc.) and subsidiaries (collectively, “we,” the “Company,” or “JanOne”) broadened its business perspectives to being a pharmaceutical company focused on finding treatments for conditions that cause severe pain and bringing to market drugs with non-addictive pain-relieving properties. The Company aims to reduce prescriptions for dangerous opioid drugs by treating underlying diseases that cause severe pain. Our first drug candidate is a treatment for Peripheral Arterial Disease (“PAD”), a condition that can cause severe pain and affects over 8.5 million people in the U.S. alone.  In addition, we continue to operate our legacy businesses, ARCA Recycling, Inc. (“ARCA Recycling”), in our Recycling segment, and GeoTraq Inc. (“GeoTraq”), in our Technology segment.  ARCA Recycling recycles major household appliances in North America by providing turnkey appliance recycling and replacement services for utilities and other sponsors of energy efficiency programs.  GeoTraq is engaged in the development, design and, ultimately, we expect the sale of, cellular transceiver modules and associated wireless services.

Prior to December 30, 2017, we sold new and out-of-the-box major household appliances in the United States though a chain of Company-owned retail stores operating under the name ApplianceSmart®.  On December 30, 2017, we, together with our then subsidiary ApplianceSmart, Inc. (“ApplianceSmart”), entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with ApplianceSmart Holdings LLC (the “Purchaser”), a wholly owned subsidiary of Live Ventures Incorporated (“Live”), pursuant to which we sold to the Purchaser all of the issued and outstanding shares of capital stock of ApplianceSmart (the “ApplianceSmart Stock”) in exchange for $6.5 million. Effective April 1, 2018, the Purchaser issued the Company a promissory note (the “ApplianceSmart Note”) with a three-year term in the original principal amount of $3.9 million for the balance of the purchase price. ApplianceSmart is guaranteeing the repayment of the ApplianceSmart Note. On December 26, 2018, the ApplianceSmart Note was amended and restated to grant ARCA a security interest in the assets of the Purchaser, ApplianceSmart, and ApplianceSmart Contracting Inc. in exchange for modifying the repayment terms to provide for the payment in full of all accrued interest and principal on April 1, 2021, the maturity date of the ApplianceSmart Note. On March 15, 2019, the Company entered into subordination agreements with third parties pursuant to which it agreed to subordinate the payment of indebtedness under the ApplianceSmart Note and the Company’s security interest in the assets of ApplianceSmart and other related parties in exchange for up to $1.2 million payable within 15 days of the agreement.  On December 9, 2019, ApplianceSmart filed a voluntary petition (the “Chapter 11 Case”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”).  As of December 28, 2019, indebtedness owed by ApplianceSmart to JanOne is approximately $2.9 million.  However, the Company has recorded a full valuation allowance for the entire amount of the indebtedness due to the uncertainty of repayment.

We were incorporated in Minnesota in 1983, although through our predecessors we began our appliance retail and recycling business in 1976.  On March 12, 2018, we reincorporated into the State of Nevada. Our principal office is located at 325 E. Warm Springs Road, Suite 102, Las Vegas, Nevada 89119.

Biotechnology

On September 10, 2019, the Company changed its name from Appliance Recycling Centers of America, Inc. to JanOne Inc. and announced that it intended to broaden its business perspectives to include developing new and highly innovative solutions for ending the opioid epidemic. From digital technologies to educational advocacy to revolutionary painkilling drugs that address a multibillion dollar a year market, the company intends to champion new initiatives to combat the opioid crisis, which claims tens of thousands of lives each year.  The new name, JanOne, was strategically chosen to express the start of a “new day” in the fight against the opioid epidemic. January First is the first day of a New Year—a day of optimism, resolution, and hope. JanOne affirms the company’s new strategic commitment to fresh thinking and innovative means to assist in ending the worst drug crisis in our nation’s history.  The Company also adopted a new Nasdaq ticker symbol, NASDAQ:JAN, a new CUSIP number, 03814F403, and a new web address – JanOne.com. On September 12, 2019, the Company announced Eric Bolling as its new President.

On November 1, 2019, the Company signed a licensing agreement for TV1001SR, a treatment for Peripheral Artery Disease, commonly called PAD. The agreement with LSU Health Shreveport, UAB Research Foundation, and TheraVasc, Inc., gives JanOne a worldwide, exclusive license for TV1001SR along with a portfolio of 30 patents and other intellectual property relating to the sustained release of sodium nitrite.  The company anticipates TV1001SR will be a groundbreaking treatment for those with PAD, an often painful disease affecting more than 200 million people worldwide and 8.5 million people in the United States. There is no known efficacious single-drug treatment for PAD available. Current treatments only mitigate the effects of PAD without treating the underlying cause – reduced ischemic tissue blood flow, which is a lack of blood flow to the extremities, and often leads to significant pain. As a result, according to a recent Stanford University study, nearly 25% of patients with PAD are at increased risk of high opioid use. TV1001SR was invented by Dr. Christopher Kevil, Professor of Pathology, Molecular and Cellular Physiology, and Cell Biology and Anatomy at LSU Health Shreveport. In initial research studies, the drug effectively restored ischemic tissue blood flow and was effective in a wide range of pathologies involving alterations of angiogenesis - development of new blood vessels - including diabetes, wound healing and tissue necrosis. Beneficial effects included enhancing angiogenesis, endothelial cell proliferation, and arteriogenesis.  As a result of TV1001SR’s promising clinical trial history, JanOne intends to begin planning a Phase 2b clinical protocol for PAD with an expectation to commence Phase 2b trials by the second half of 2020. In addition, the company intends to apply for the secondary indication of PAD-associated pain as part of its Phase 2b trails. To streamline development and approval of the U.S. Food and Drug Administration (the “FDA”), the Company expects to pursue FDA 505(b)(2) pathway for new drug approval, due to an already approved agent associated with TV1001SR.

The Company believes that PAD affects over 8.5 million people in the United States and there are currently no direct treatments for PAD on the market today. Research Market Future Reports (“MRFR”) values the PAD market at $3.47 billion in the United States by 2023.

On February 5, 2020, the Company executed a manufacturing agreement with CoreRx Inc. for the formulation and manufacturing of TV1001SR, a treatment for PAD). CoreRx is a contract development manufacturing organization (CDMO) established in 2006. The company operates over 150,000 square feet of cGMP lab and manufacturing facilities, including six formulation suites, 18 manufacturing suites, and two analytical labs. The company began by specializing in clinical drug development and now has established itself as a leading commercial-scale pharma manufacturer. CoreRx has worked closely with leading pharma and bioscience players through FDA approval and commercialization for a wide range of drug formulations affecting millions of patient lives.

Our Biotechnology segment has not generated any revenue to date, including in the fiscal year ended December 28, 2019.

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

We operate 13 recycling centers in the U.S. and Canada to process and recycle old appliances according to all federal, state, provincial, and local rules and regulations. ARCA uses U.S. EPA RAD-compliant methods to remove and properly manage hazardous components and materials, including CFC refrigerants, mercury, polyurethane foam insulation and recyclable materials, such as ferrous and nonferrous metals, plastics and glass. All of our facilities comply with licensing and permitting requirements, and employees who process appliances receive extensive safety and hazardous materials training.

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

In October 2009, we entered into a Joint Venture Agreement (the “Joint Venture Agreement”) with 4301 Operations, LLC (“4301”) to establish and operate a regional processing center (“RPC”). At the time of the formation of this joint venture, we believed that 4301 had significant experience in the recycling of major household appliances and, in connection therewith, they contributed their then existing business and equipment to the joint venture. Under the Joint Venture Agreement, the parties formed a new entity known as ARCA Advanced Processing, LLC (“AAP”) in which each party had a 50% interest. In connection with the formation of the joint venture, we contributed $2.0 million to the joint venture. The joint venture commenced operations on February 8, 2010. On August 15, 2017, ARCA entered into an Equity Purchase Agreement with 4301 and sold its 50% joint venture interest in AAP to 4301 in consideration of $800,000 in cash. The gain recorded by ARCA was $81,000.  On the same date and in a separate related transaction, ARCA entered into an Asset Purchase Agreement with Recleim PA, LLC, and the other parties thereto. Under the agreement, ARCA agreed to license certain intellectual property under patent No. 8,931,289 to Recleim PA, LLC for use at 4301 North Delaware Avenue, Philadelphia, PA or any successor facility within 15 miles where Recleim PA, LLC conducts business. On August 15, 2017 Recleim PA, LLC (1) paid in full all AAP indebtedness owed to BB&T Bank in the amount of $3,454,000, (2) terminated and released all security interests in AAP and ARCA’s equipment as part of Recleim PA LLC’s purchase of certain equipment and assets from AAP on the same date, and, (3) Recleim PA LLC assumed approximately $768,000 in AAP liabilities and all of ARCA’s liabilities to Haier US Appliance Solutions, Inc., dba GE Appliances (“GEA”).

Our wholly-owned subsidiaries in our Recycling segment include, ARCA Canada Inc., a Canadian corporation, formed in September 2006, ARCA Recycling, Inc., a California corporation, formed in November 1991, and Customer Connexx, LLC, a Nevada limited liability company formed in October 2016, which provides call center services for recycling business.

Technology

On August 18, 2017, in a move to diversify our offering beyond our then current appliance recycling capabilities, the Company acquired GeoTraq by way of merger. As a result of this transaction, GeoTraq became a wholly-owned subsidiary of the Company. In connection with this transaction, the Company tendered to the owners of GeoTraq $200,000, issued to them an aggregate of 288,588 shares of the Company’s Series A Convertible Preferred Stock valued at $14,963,288 inclusive of the beneficial conversion feature, and entered into one-year unsecured promissory notes for an aggregate original principal amount of $800,000. These unsecured promissory notes have been repaid in full. In addition, there was $10,133,366 deferred tax liability associated with the purchase of the intangible assets of GeoTraq. The total value of the intangible assets purchased was $26,096,654 including the deferred tax liability. See “Item 12. Security Ownership of Certain Beneficial Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters – Beneficial Ownership of Series A Preferred Stock.”

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

With the GeoTraq acquisition, we expect to have the ability to deploy IoT devices to locate, monitor and track the movement of inventory and other assets and monitor connected sensors.

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

Our GeoTraq subsidiary has not generated any revenue to date, including in the fiscal year ended December 28, 2019.

Recent Developments

As of the date of this Form 10-K, in an effort to manage its financial position and further preserve financial flexibility and longevity, the Company has temporarily closed its corporate office and call center, and idled all of its recycling processing centers in the United States and Canada.  Existing employees are permitted to work from home to the extent that they are able to do so.  As of date of this Form 10-K, since January 1, 2020, the Company has laid off 112 of its 208 employees.  The Company intends to inform its landlords that it will not pay rent for April 2020 and plans to evaluate whether it will pay rent for future months based on how events surrounding the COVID-19 virus evolve, including government actions, declarations, and other orders, and any other government actions to financially assist businesses such as ARCA Recycling.  The Company’s recycling business continues to operate and serve its customers on a scaled down basis with on curb pick up where legally allowed to do so.  All of the Company’s replacement programs have been temporarily suspended until the Company is authorized to resume the programs by its customers.

Customers and Source of Supply

Biotechnology:  Our biotechnology business sources its active pharmaceutical ingredient (the “API”) from a third-party pharmaceutical company.

Recycling: We contract with utility companies or their program administrators and other sponsors of energy efficiency programs to provide a full range of appliance recycling and replacement services to help them achieve their energy savings goals. The contracts usually have terms of one to three years, with provisions for renewal at the option of the utility. Under some contracts, we manage all aspects, including advertising of the appliance recycling or replacement program. Under other contracts, we provide only specified services, such as collection and recycling.

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

GeoTraq: GeoTraq currently has no customers. GeoTraq sources its raw materials, including electronic chips, computers and software from various third parties. GeoTraq is dependent on a single supplier for its modules.

Principal Products and Services

At December 28, 2019, we generated revenues from two sources: recycling and byproduct. Recycling revenues were generated by charging fees for collecting and recycling appliances for utilities and other sponsors of energy efficiency programs and through the sale of new ENERGY STAR® appliances to utility companies for installation in the homes of a specific segment of their customers. Byproduct revenues were generated by selling scrap materials, such as metal and plastics, from appliances we collected and recycled.

During fiscal year 2019, we operated three reportable segments: biotechnology, recycling, and technology. During fiscal year 2018, we operated two reportable segments: recycling, and technology (commencing on August 18, 2017).   Our recycling segment includes all fees charged for collecting, recycling and installing appliances for utilities and other customers and includes byproduct revenue, which is generated primarily through the recycling of appliances. Our technology segment is engaged in the development, design and, ultimately, we expect the sale of, cellular transceiver modules, also known as Mobile IoT modules.

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

Neither our biotechnology nor technology segments had any customers at December 28, 2019.

Competition

Biotechnology

To the Company’s knowledge, there are no drugs specifically indicated for PAD-associated pain.  The Company is aware that pentoxifylline is indicated “for the treatment of patients with intermittent claudication on the basis of chronic occlusive arterial disease of the limbs.”  In addition, ibuprofen and opioids may also be used to treat PAD.

Recycling:

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

Technology

GeoTraq plans on operating in an industry segment that is made of numerous competing technologies designed to connect devices to the IoT. The business’s wireless solution uses IoT based on LTE CAT-M and the newly released NB-IoT protocols that were defined in the GSMA’s (Groupe Speciale Mobile Association) 3GPP Release 13 standard. The Mobile IoT industry utilizes radio spectrum that is licensed to wireless carries by various governmental regulatory agencies around the world. Mobile IoT is extremely competitive and constantly changing as carriers, manufacturers and solution providers offer innovation to the IoT marketplace. GeoTraq believes there is a large under-served opportunity for “Simple IoT” solutions that significantly reduce the complexity, cycle time and cost of deploying LBS and sensor monitoring solutions. The company’s transceiver modules and associated wireless connectivity subscription service is specifically targeted at accomplishing these objectives.

Government Regulation

Biotechnology

Pharmaceutical companies are subject to extensive regulation by foreign, federal, state, and local agencies, such as the FDA, and various similar agencies in most countries worldwide. The manufacture, distribution, marketing, and sale of pharmaceutical products are subject to government regulation in the U.S. and various foreign countries. Additionally, in the U.S., we must follow rules and regulations established by the FDA requiring the presentation of data indicating that our product candidates are safe and efficacious and are manufactured in accordance with cGMP regulations. If we do not comply with applicable requirements, we may be fined, the government may refuse to approve our marketing applications or allow us to manufacture or market our product candidates, and we may be criminally prosecuted. We, our manufacturers and clinical research organizations may also be subject to regulations under other foreign, federal, state and local laws, including, but not limited to, the U.S. Occupational Safety and Health Act, the Resource Conservation and Recovery Act, the Clean Air Act and import, export and customs regulations as well as the laws and regulations of other countries. The U.S. government has increased its enforcement activity regarding illegal marketing practices domestically and internationally. As a result, pharmaceutical companies must ensure their compliance with the Foreign Corrupt Practices Act and federal healthcare fraud and abuse laws, including the False Claims Act.

These regulatory requirements impact our operations and differ from one country to another, so that securing the applicable regulatory approvals of one country does not imply the approval of another country. The approval procedures involve high costs and are manpower intensive, usually extend over many years and require highly skilled and professional resources.

FDA Market Approval Process

The steps usually required to be taken before a new drug may be marketed in the U.S. generally include:

•	completion of pre-clinical laboratory and animal testing;
•	completion of required chemistry, manufacturing and controls testing;
•	the submission to the FDA of an Investigational New Drug (“IND”) application, which must be evaluated and found acceptable by the FDA before human clinical trials may commence;
•	performance of adequate and well-controlled human clinical trials to establish the safety, pharmacokinetics and efficacy of the proposed drug for its intended use;
•	submission and approval of a New Drug Application (“NDA”)
•	successful pre-approval inspection of the manufacturer and analytical testing facilities; and
•	agreement with FDA of the label language, including the prescribing information insert.

Clinical studies are conducted under protocols detailing, among other things, the objectives of the study, what types of patients may enter the study, schedules of tests and procedures, drugs, dosages, and length of study, as well as the parameters to be used in monitoring safety, and the efficacy criteria to be evaluated. A protocol for each clinical study and any subsequent protocol amendments must be submitted to the FDA as part of the IND process.

Clinical trials are usually conducted in three phases. Phase I clinical trials are normally conducted in small groups of healthy volunteers to assess safety and tolerability of various dosing regimens and pharmacokinetics. After a safe dose has been established, in Phase II clinical trials the drug is administered to small populations of sick patients to look for initial signs of efficacy via dose ranging studies in treating the targeted disease or condition and to continue to assess safety and the effective doses to be studied in larger trials in Phase III. In the case of vaccines, the participants are healthy and the signs of efficacy can be obtained in early Phase I, therefore this Phase is defined as Phase I/II. Phase III clinical trials are usually multi-center, double-blind controlled trials in hundreds or even thousands of subjects at various sites to assess as fully as possible both the safety and effectiveness of the drug.

Clinical trials must be conducted in accordance with the FDA’s good clinical practice requirements. The FDA may order the temporary or permanent discontinuation of a clinical study at any time or impose other sanctions if it believes that the clinical study is not being conducted in accordance with FDA requirements or that the participants are being exposed to an unacceptable health risk. An institutional review board, or IRB, generally must approve the clinical trial design and patient informed consent at study sites that the IRB oversees and also may halt a study, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions. Additionally, some clinical studies are overseen by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board or committee. This group recommends whether or not a trial may move forward at designated check points based on access to certain data from the study. The clinical study sponsor may also suspend or terminate a clinical trial based on evolving business objectives and/or competitive climate.

As a product candidate moves through the clinical testing phases, manufacturing processes are further defined, refined, controlled and validated. The level of control and validation required by the FDA increases as clinical studies progress. We and the third-party manufacturers on which we rely for the manufacture of our product candidate and its components (including the API) are subject to requirements that drugs be manufactured, packaged and labeled in conformity with Current Good Manufacturing Practices (“cGMPs”). To comply with cGMP requirements, manufacturers must continue to spend time, money and effort to meet requirements relating to personnel, facilities, equipment, production and process, labeling and packaging, quality control, recordkeeping and other requirements.

Assuming completion of all required testing in accordance with all applicable regulatory requirements, detailed information on the product candidate is submitted to the FDA in the form of an NDA, requesting approval to market the product for one or more indications, together with payment of a user fee, unless waived. An NDA includes all relevant data available from pertinent nonclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information on the chemistry, manufacture, controls and proposed labeling, among other things. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the product candidate for its intended use to the satisfaction of the FDA. The FDA also conducts a pre-approval inspection of the manufacturer and laboratory prior to approval of the NDA.

If an NDA submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the Prescription Drug User Fee Act, or PDUFA, the FDA’s goal is to complete its initial review and respond to the applicant within ten months of submission, unless the application relates to an unmet medical need, or is for a serious or life-threatening indication, in which case the goal may be within six months of NDA submission. However, PDUFA goal dates are not legal mandates and the FDA response often occurs several months beyond the original PDUFA goal date. Further, the review process and the target response date under PDUFA may be extended if the FDA requests or the NDA sponsor otherwise provides additional information or clarification regarding information already provided in the NDA. The NDA review process can, accordingly, be very lengthy. During its review of an NDA, the FDA may refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it typically follows such recommendations. Data from clinical studies are not always conclusive and the FDA and/or any advisory committee it appoints may interpret data differently than the applicant.

After the FDA evaluates the NDA and inspects manufacturing facilities where the drug product and/or its API will be produced and tested, it will either approve commercial marketing of the drug product with prescribing information for specific indications or issue a complete response letter indicating that the application is not ready for approval and stating the conditions that must be met in order to secure approval of the NDA. If the complete response letter requires additional data and the applicant subsequently submits that data, the FDA nevertheless may ultimately decide that the NDA does not satisfy its criteria for approval. The FDA could also approve the NDA with a Risk Evaluation and Mitigation Strategies, or REMS, plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling, development of adequate controls and specifications, or a commitment to conduct post-marketing testing. Such post-marketing testing may include Phase IV clinical trials and surveillance to further assess and monitor the product’s safety and efficacy after approval. Regulatory approval of products for serious or life-threatening indications may require that participants in clinical studies be followed for long periods to determine the overall survival benefit of the drug.

If the FDA approves our product candidate, we will be required to comply with a number of post-approval regulatory requirements. We would be required to report, among other things, certain adverse reactions and production problems to the FDA, provide updated safety and efficacy information and comply with requirements concerning advertising and promotional labeling for our product candidate. Also, quality control and manufacturing procedures must continue to conform to cGMPs after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMPs, which imposes extensive procedural, substantive and record keeping requirements. If we seek to make certain changes to an approved product, such as certain manufacturing changes, we may need FDA review and approval before the change can be implemented.

While physicians may use products for indications that have not been approved by the FDA, we may not label or promote the product for an indication that has not been approved. Securing FDA approval for new indications is similar to the process for approval of the original indication and requires, among other things, submitting data from adequate and well-controlled studies that demonstrate the product’s safety and efficacy in the new indication. Even if such studies are conducted, the FDA may not approve any change in a timely fashion, or at all.

The FDA may also require post-marketing testing, or Phase IV testing, as well as risk minimization action plans and surveillance to monitor the effects of an approved product or place conditions or an approval that could otherwise restrict the distribution or use of the product.

Section 505(b)(2) New Drug Applications

We intend to submit an application for our product candidate via the 505(b)(2) regulatory pathway. As an alternate path for FDA approval of new indications or new formulations of previously-approved products, a company may file a Section 505(b)(2) NDA, instead of a “stand-alone” or “full” NDA. Section 505(b)(2) of the FDCA was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, otherwise known as the Hatch-Waxman Amendments. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Some examples of products that may be allowed to follow a 505(b)(2) path to approval are drugs that have a new dosage form, strength, route of administration, formulation or indication.

The Hatch-Waxman Amendments permit the applicant to rely upon certain published nonclinical or clinical studies conducted for an approved product or the FDA’s conclusions from prior review of such studies. The FDA may require companies to perform additional studies or measurements to support any changes from the approved product. The FDA may then approve the new product for all or some of the labeled indications for which the reference product has been approved, as well as for any new indication supported by the Section 505(b)(2) application. While references to nonclinical and clinical data not generated by the applicant or for which the applicant does not have a right of reference are allowed, all development, process, stability, qualification and validation data related to the manufacturing and quality of the new product must be included in an NDA submitted under Section 505(b)(2).

To the extent that the Section 505(b)(2) applicant is relying on the FDA’s conclusions regarding studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or Orange Book. Specifically, the applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. The Section 505(b)(2) application also will not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the reference product has expired. If the Orange Book certifications outlined above are not accomplished, the Section 505(b)(2) applicant may invest a significant amount of time and expense in the development of its products only to be subject to significant delay and patent litigation before its products may be commercialized.

Continuing Regulation

After a drug is approved for marketing and enters the marketplace, numerous regulatory requirements continue to apply. These include, but are not limited to:

•

the FDA’s cGMP regulations require manufacturers, including third party manufacturers, to follow stringent requirements for the methods, facilities and controls used in manufacturing, processing and packing of a drug product;

•

labeling regulations and the FDA prohibitions against the promotion of drugs for unapproved uses (known as off-label uses), as well as requirements to provide adequate information on both risks and benefits during promotion of the drug;

•	approval of product modifications or use of a drug for an indication other than approved in an NDA;
•	adverse drug experience regulations, which require us to report information on adverse events during pre-market testing and post-approval safety reporting;
•

NDA quarterly reporting for the first three years, then annual reporting thereafter, of changes in chemistry, manufacturing and control or CMC, labeling, clinical studies and findings, and toxicology studies from the data submitted in the NDA;

•	post-market testing and surveillance requirements, including Phase IV trials, when necessary to protect the public health or to provide additional safety and effectiveness data for the drug; and
•

the FDA’s recall authority, whereby it can ask, or under certain conditions order, drug manufacturers to recall from the market a product that is in violation of governing laws and regulation. After a drug receives approval, any modification in conditions of use, active ingredient(s), route of administration, dosage form, strength or bioavailability, will require a new approval, for which it may be possible to submit a 505(b)(2), accompanied by additional clinical data necessary to demonstrate the safety and effectiveness of the product with the proposed changes. Additional clinical studies may be required for proposed changes.

Other U.S. Healthcare Laws and Compliance Requirements

For products distributed in the United States, we will also be subject to additional healthcare regulation and enforcement by the federal government and the states in which we conduct our business. Applicable federal and state healthcare laws and regulations include the following:

•

The federal healthcare anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving, or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order, or recommendation of, any good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid;

•

The Ethics in Patient Referrals Act, commonly referred to as the Stark Law, and its corresponding regulations, prohibit physicians from referring patients for designated health services (including outpatient drugs) reimbursed under the Medicare or Medicaid programs to entities with which the physicians or their immediate family members have a financial relationship or an ownership interest, subject to narrow regulatory exceptions, and prohibits those entities from submitting claims to Medicare or Medicaid for payment of items or services provided to a referred beneficiary;

•

The federal False Claims Act imposes criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government claims for payment that are false or fraudulent or making a false statement to avoid, decrease, or conceal an obligation to pay money to the federal government;

•

Health Insurance Portability and Accountability Act of 1996, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. This statute also prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items, or services; and

•

Analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government.

Reimbursement

Sales of our product candidate in the United States may depend, in part, on the extent to which the costs of the product candidate will be covered by third-party payers, such as government health programs, commercial insurance and managed health care organizations. These third-party payers are increasingly challenging the prices charged for medical products and services. Additionally, the containment of health care costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. The United States government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. If these third-party payers do not consider our product candidate to be cost-effective compared to other available therapies, they may not cover our product candidate after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our product candidate on a profitable basis.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “MMA”), imposes new requirements for the distribution and pricing of prescription drugs for Medicare beneficiaries and includes a major expansion of the prescription drug benefit under Medicare Part D. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities which will provide coverage of outpatient prescription drugs. Part D plans include both stand-alone prescription drug benefit plans and prescription drug coverage as a supplement to Medicare Advantage plans. Unlike Medicare Parts A and B, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for product candidates for which we receive marketing approval. However, any negotiated prices for our product candidates covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payers often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payers.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 was signed into law. This law provides funding for the federal government to compare the effectiveness of different treatments for the same Healthcare Research and Quality and the National Institutes of Health, and periodic reports on the status of the research and related expenditures will be made to Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payers, it is not clear how such a result could be avoided and what if any effect the research will have on the sales of our product candidates, if any such product or the condition that it is intended to treat is the subject of a study. It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s product could adversely affect the sales of our product candidates. Decreases in third-party reimbursement for our product candidate or a decision by a third-party payer to not cover our product candidates could reduce physician usage of the product candidate and have a material adverse effect on our sales, results of operations and financial condition.

Recycling

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

Technology

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

Employees

On December 28, 2019, we had 208 employees, of which 199 were full-time employees.

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

Risks Relating to Our Business Generally

Our results of operations may be negatively impacted by the coronavirus outbreak.

In December 2019, the 2019 novel coronavirus surfaced in Wuhan, China. The World Health Organization declared a global emergency on January 30, 2020, with respect to the outbreak and several countries, including the United States, Japan and Australia have initiated travel restrictions to and from China. The impacts of the outbreak are unknown and rapidly evolving.

The widespread health crisis has adversely affected the global economy, resulting in an economic downturn that could impact demand for our products.

To date, the outbreak has started to have a material adverse impact on our operations. For example, several customers in our appliance recycling and appliance replacement business have suspended our ability to pick up and or replace their customers’ appliances resulting in decreased revenues for both recycling and replacement business.  The future impact of the outbreak is highly uncertain and cannot be predicted and there is no assurance that the outbreak will not have a material adverse impact on the future results of the Company. The extent of the impact, if any, will depend on future developments, including actions taken to contain the coronavirus.

We could incur charges due to impairment of long-lived assets.

At December 28, 2019, we had long-lived asset balances of approximately $20 million, which are subject to periodic testing for impairment. A significant amount of judgment is involved in the periodic testing. Failure to achieve sufficient levels of cash flow within our GeoTraq business, or sales of our branded products or cash flow generated from operations at individual store locations could result in impairment charges for intangible or long-lived assets, which could have a material adverse effect on our reported results of operations. Impairment charges, if any, resulting from the periodic testing are non-cash. A significant decline in the property fair values could result in long-lived asset impairment charges. A significant and sustained decline in our stock price could result in intangible and long-lived asset impairment charges. During times of financial market volatility, significant judgment is used to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances. See Note 2 of Notes to Consolidated Financial Statements for further information.

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

We lease our corporate headquarters and recycling centers. Our continued growth and success depend in part on our ability to locate desirable property for new recycling centers and renew leases for existing locations. Because there is no assurance that we will be able to locate acceptable real estate for new recycling centers, or re-negotiate leases for existing locations at similar or favorable terms at the end of the lease term, we could be forced to move or exit a market if another favorable arrangement cannot be made. Furthermore, a significant rise in real estate prices or real property taxes could result in an increase in lease expense as we open new locations and renew leases for existing locations, thereby negatively impacting the Company's results of operations. The inability of the Company to renew, extend or replace expiring leases could have an adverse effect on the Company's results of operations.

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

As reported in Part II – Item 9A, Controls and Procedures, there were material weaknesses in our internal controls over financial reporting at December 28, 2019. Specifically, management noted material weaknesses in internal control when conducting their evaluation of internal control as of December 28, 2019. (1) Insufficient information technology general controls (“ITGC”) and segregation of duties. It was noted that people who were negotiating a contract, were also involved in approving invoices without proper oversight. Additional controls and procedures are necessary and are being implemented to have check and balance on significant transactions and governance with those charged with governance authority. (2) Inadequate control design or lack of sufficient controls over significant accounting processes. The cutoff and reconciliation procedures were not effective with certain accrued and deferred expenses. (3) Insufficient assessment of the impact of potentially significant transactions, and (4) Insufficient processes and procedures related to proper recordkeeping of agreements and contracts. In addition, contract to invoice reconciliation was not effective with certain transportation service providers. As part of its remediation plan, processes and procedures have been implemented to help ensure accruals and invoices are reviewed for accuracy and properly recorded in the appropriate period.

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

Risks Relating to Our Biotechnology Segment

Our biotechnology business has a limited operating history.

Our biotechnology business was started in September 2019 and has limited operating history. We have not commenced revenue-producing operations. To date, our biotechnology-related operations have consisted of preliminary research and development, and characterization and testing of SR TV1001, our initial product candidate. Our limited operating history makes it difficult for potential investors to evaluate our technology or the prospective operations of our biotechnology business. Because our biotechnology business is in the development stage, , we are subject to all the risks inherent in the organization, financing, expenditures, complications, and delays involved with such a business. Accordingly, you should consider the prospects of our biotechnology business in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development, especially clinical-stage biopharmaceutical businesses such as ours. Potential investors should carefully consider the risks and uncertainties that a biotechnology business with a limited operating history faces. In particular, potential investors should consider that we may be unable to:

•	successfully implement or execute the business plan of our biotechnology business, or that our biotechnology business plan is sound;
•	successfully complete clinical trials and obtain regulatory approval for the marketing of our product candidate;
•	successfully demonstrate a favorable differentiation between our product candidate and the current products on the market;

•	successfully manufacture of our clinical drug product and establish a commercial drug supply;
•	secure market exclusivity and/or adequate intellectual property protection for our product candidate;
•	attract and retain an experienced management and advisory team; and
•

raise sufficient funds in the capital markets to effectuate our biotechnology business plan, including product and clinical development, regulatory approval, and commercialization for our product candidate.

Investors should evaluate an investment in us in light of the uncertainties encountered by developing biotechnology businesses in a competitive environment. There can be no assurance that our efforts will be successful. If we cannot successfully execute any one of the foregoing, our business may not succeed and your investment will be adversely affected.  You must be prepared to lose all of your investment.

We expect we will need additional financing to execute our biotechnology business plan and fund the operations of our biotechnology business, which additional financing may not be available on reasonable terms or at all.

As of December 28, 2019, we had total assets of $29 million and negative working capital of $8.7 million. As of December 28, 2019, our liquidity included $481 thousand of cash and cash equivalents. We believe that we will require a significant amount of capital, in addition to our cash on hand, in order to fund the development of our initial product candidate, SR TV1001, through the completion of its Phase IIb/IIIa studies, respectively.  However, as of the date of this Form 10-K, we believe that we will need additional capital to obtain marketing approval for SR TV1001, assuming such approval can be obtained at all.  We intend to seek additional funds through various financing sources, including the potential sale of our recycling business and the sale of our equity securities. However, there can be no guarantees that such funds will be available on terms that we deem reasonable, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations, in which case you may lose your entire investment.

Our business model is entirely dependent on certain patent rights licensed to us from the Licensors (as defined below), and the loss of those license rights would, in all likelihood, cause our business, as presently contemplated, to fail.

In November 2019, UAB Research Foundation (“UABRF”), TheraVasc, Inc. (“TheraVasc”), and the Board of Supervisors of Louisiana State University and Agricultural and Mechanical College, acting on behalf of LSU Health Sciences Center at Shreveport (“LSU Health Shreveport”, together with UABRF and TheraVasc, the “Licensors”), granted us an exclusive worldwide, royalty bearing license to the patent rights for SR TV1001 in the negotiated fields of use. The patent license agreement requires us to pay royalties and milestone payments and conform to a variety of covenants and agreements, and in the event of our breach of the agreement, the Licensors may elect to terminate the agreement. As of the date of this Form 10-K, we believe we are in compliance with the patent license agreement and consider our relationship with the Licensors to be excellent.

We currently have no sales and marketing organization. If we are unable to establish satisfactory sales and marketing capabilities or secure a third-party sales and marketing relationship, we may not be able to successfully commercialize any of our product candidates.

At present, we have no sales or marketing personnel. Upon and subject to initial receipt of the requisite regulatory approvals for our drug product, we intend to commercialize our drug products through a combination of our internal direct sales force, third-party marketing and distribution relationships. In some cases, we may pursue the licensing of our SR TV1001 technology or enter into a joint development arrangement. If we are not successful in recruiting sales and marketing personnel and building a sales and marketing infrastructure or entering into appropriate collaboration arrangements with third parties, we will have difficulty successfully commercializing our product candidates, which would adversely affect our business, operating results and financial condition.

Even if we enter into third-party marketing and distribution arrangements, we may have limited or no control over the sales, marketing and distribution activities of these third parties. Our future revenues may depend heavily on the success of the efforts of these third parties. In terms of establishing a sales and marketing infrastructure, we will have to compete with established and well-funded pharmaceutical and biotechnology companies to recruit, hire, train and retain sales and marketing personnel. Factors that may inhibit our efforts to build an internal sales organization or enter into collaboration arrangements with third parties include:

•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;
•	the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe any of our product candidates;
•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•	unforeseen costs and expenses associated with creating an internal sales and marketing organization.

We will be completely dependent on third parties to manufacture our product candidate, and the commercialization of our product candidate could be halted, delayed, or made less profitable if those third parties fail to obtain manufacturing approval from the FDA or comparable foreign regulatory authorities, fail to provide us with sufficient quantities of our product candidates or fail to do so at acceptable quality levels or prices.

We do not currently have, nor do we plan to acquire, the capability or infrastructure to manufacture our drug candidate for use in our clinical trials or for commercial sales, if any. As a result, we will be obligated to rely on contract manufacturers, when we conduct clinical trials and if and when any of our product candidates are approved for commercialization. In January 2020, we entered into a Master Agreement for Development, Manufacturing and Supply with CoreRx Inc. (“CoreRx”), pursuant to which CoreRx has agreed to provide to us certain product testing, development, and clinical manufacturing services. We have not entered into agreements with any contract manufacturers for commercial supply and may not be able to engage contract manufacturers for commercial supply of any of our product candidates on favorable terms to us, or at all, should the need arise.

In a previous clinical trial, the manufacture of SR TV1001 by a different manufacturing company resulted in product that demonstrated initial instability that led to the product being out-of-specification.  While the FDA allowed the trial to continue, there is no guarantee that if the product manufactured by CoreRx is similarly unstable, the FDA will allow us to continue to develop the product.  Even if the product manufactured by CoreRx is stable, the FDA may require additional studies to confirm the stability of the product, increasing development cost and times.

The facilities used by CoreRx to manufacture our product candidate must be approved by the FDA or comparable foreign regulatory authorities. Such approvals are subject to inspections that will be conducted after we submit a NDA or Biologics License Application (“BLA”) to the FDA or their equivalents to other relevant regulatory authorities. We will not control the manufacturing process of our product candidates and will be completely dependent on our contract manufacturing partners for compliance with cGMPs, for manufacture of both active drug substances and finished drug products. These cGMP regulations cover all aspects of the manufacturing, testing, quality control, storage, distribution and record keeping relating to our product candidates. If our contract manufacturers do not successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, we will not be able to secure or maintain regulatory approval for product made at their manufacturing facilities. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, manufacture, obtain regulatory approval for or market our product candidates, if approved. Likewise, we could be negatively impacted if any of our contract manufacturers elect to discontinue their business relationship with us.

Our contract manufacturer will be subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies for compliance with cGMPs and similar regulatory requirements. We will not have control over our contract manufacturer’s compliance with these regulations and standards. Failure by our contract manufacturer to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure to grant approval to market our product candidate, delays, suspensions or withdrawals of approvals, inability to supply product, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our biotechnology business. In addition, we will not have control over the ability of our contract manufacturer to maintain adequate quality control, quality assurance and qualified personnel. Failure by our contract manufacturer to comply with or maintain any of these standards could adversely affect our ability to develop, manufacture, obtain regulatory approval for or market our product candidate, if approved.

Our manufacturer must obtain the active pharmaceutical ingredient, or API, from a third party.  A number of groups manufacturer our API, however, some of these are manufactured as a food product, and others, while manufactured under GMP do not have the required Drug Master File on file with the FDA.  We may be required to work with the API manufacturer to file the appropriate documents and there is no guarantee that the FDA will approve the filing.  This could necessitate additional funding to hire an API manufacturer and produce the product under GMP with all necessary filings.

If, for any reason, these third parties are unable or unwilling to perform, we may not be able to locate alternative manufacturers or formulators or enter into favorable agreements with them and we cannot be certain that any such third parties will have the manufacturing capacity to meet future requirements. If these manufacturers or any alternate manufacturer of finished drug product experiences any significant difficulties in its respective manufacturing processes for APIs, or finished products or should cease doing business with us for any reason, we could experience significant interruptions in the supply of any of our product candidates or may not be able to create a supply of our product candidates at all. Were we to encounter manufacturing difficulties, our ability to produce a sufficient supply of any of our product candidates might be negatively affected. Our inability to coordinate the efforts of our third-party manufacturing partners, or the lack of capacity available at our third-party manufacturing partners, could impair our ability to supply any of our product candidates at required levels. Because of the significant regulatory requirements that we would need to satisfy in order to qualify a new bulk drug substance or finished product manufacturer, if we face these or other difficulties with our then current manufacturing partners, we could experience significant interruptions in the supply of any of our product candidates if we decided to transfer the manufacture of any of our product candidates to one or more alternative manufacturers in an effort to deal with such difficulties.

Any manufacturing problem or the loss of our contract manufacturer could be disruptive to our operations and result in development delays and lost sales. Additionally, we will rely on third parties to supply the raw materials needed to manufacture our product candidates. Any such reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality. Any unanticipated disruption to the operation of one of our contract manufacturers caused by problems with suppliers could delay shipment of any of our product candidates, increase our cost of goods sold and result in lost sales.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

We will face a potential risk of product liability as a result of the clinical testing of our product candidate and will face an even greater risk of such liability if we commercialize our product candidate. For example, we may be sued if any product we develop, including any of our product candidate, or any materials that we use in our product candidate, allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. In the U.S., claims could also be asserted against us under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidate. Even successful defense of these claims would require us to employ significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for our product candidate or any future products that we may develop;
•	injury to our reputation;
•	failure to obtain regulatory approval for our product candidate;
•	withdrawal of participants in our clinical trials;

•	costs associated with our defense of the related litigation;
•	a diversion of our management’s time and our resources;
•	substantial monetary awards to trial participants or patients;
•	product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	the inability to commercialize our product candidate; and
•	a decline in the value of our stock.

As of the date of this Form 10-K, we do not carry product liability insurance. However, we intend to obtain product liability insurance prior to clinical testing that we consider adequate for our current level of clinical testing and development. However, we will need additional product liability coverage at the time we commence commercial sale of our initial product. Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. Although we will endeavor to obtain and maintain such insurance in coverage amounts we deem adequate, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies would also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. As a result, we may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

Sales of counterfeit versions of our product candidate, as well as unauthorized sales of our product candidate, may have adverse effects on our revenues, business, results of operations and damage our brand and reputation.

Our product candidate may become subject to competition from counterfeit pharmaceutical products, which are pharmaceutical products sold under the same or very similar brand names and/or having a similar appearance to genuine products, but which are sold without proper licenses or approvals. Such products divert sales from genuine products, often are of lower cost and quality (having different ingredients or formulations, for example), and have the potential to damage the reputation for quality and effectiveness of the genuine product. Obtaining regulatory approval for our product candidate is a complex and lengthy process. If during the period while the regulatory approval is pending illegal sales of counterfeit products begin, consumers may buy such counterfeit products, which could have an adverse impact on our revenues, biotechnology business and results of operations. In addition, if illegal sales of counterfeits result in adverse side effects to consumers, we may be associated with any negative publicity resulting from such incidents. Although pharmaceutical regulation, control, and enforcement systems throughout the world have been increasingly active in policing counterfeit pharmaceuticals, we may not be able to prevent third parties from manufacturing, selling or purporting to sell counterfeit products competing with our product candidate. Such sales may also be occurring without our knowledge. The existence and any increase in production or sales of counterfeit products or unauthorized sales could negatively impact our revenues, brand reputation, biotechnology business and results of operations.

The success of our biotechnology business is entirely dependent on our ability to obtain the marketing approval for our product candidate by the FDA and the regulatory authorities in foreign jurisdictions in which we intend to market our product candidate, of which there can be no assurance.

We are not permitted to market our product candidate as prescription pharmaceutical products in the United States until we receive approval of an NDA from the FDA, or in any foreign countries until we receive the requisite approval from such countries. In the United States, the FDA generally requires the completion of clinical trials of each drug to establish its safety and efficacy and extensive pharmaceutical development to ensure its quality before an NDA is approved. Of the large number of drugs in development, only a small percentage result in the submission of an NDA to the FDA and even fewer are eventually approved for commercialization. As of the date of this Form 10-K, we have not submitted an NDA to the FDA or comparable applications to other regulatory authorities for any of our product candidates.

Because of the clinical trial history of SR TV1001, we believe that our initial drug product candidate will qualify for FDA approval through the FDA’s 505(b)(2) regulatory pathway and in corresponding regulatory paths in other foreign jurisdictions. Notwithstanding the use of the FDA’s 505(b)(2) regulatory pathway, we will be required to conduct Phase IIb/IIIa studies prior to filing for marketing approval of our product candidate.

Our success depends on our receipt of the regulatory approvals described above, and the issuance of such regulatory approvals is uncertain and subject to a number of risks, including the following:

•	the results of toxicology studies may not support the filing of an NDA for our product candidates;
•	the FDA may require additional pharmacokinetic studies with SR TV1001, including studies with food, prior to allowing the Company to conduct Phase IIb/IIIa trials;
•	the FDA or comparable foreign regulatory authorities or Institutional Review Boards, or IRB, may disagree with the design or implementation of our clinical trials;
•	we may not be able to provide acceptable evidence of our product candidate’s safety and efficacy;
•

the results of our clinical trials may not be satisfactory or may not meet the level of statistical or clinical significance required by the FDA, European Medicines Agency, or EMA, or other regulatory agencies for us to receive marketing approval for our product candidate;

•	the dosing of our product candidate in a particular clinical trial may not be at an optimal level;
•	patients in our clinical trials may suffer adverse effects for reasons that may or may not be related to our product candidate;
•	the data collected from clinical trials may not be sufficient to support the submission of an NDA, BLA or other submission or to obtain regulatory approval in the United States or elsewhere;
•

the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

•

the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval of our product candidate.

The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon, among other things, the type, complexity, and novelty of the product candidates involved, the jurisdiction in which regulatory approval is sought and the substantial discretion of the regulatory authorities. Changes in regulatory approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for a submitted product application may cause delays in the approval or rejection of an application. Regulatory approval obtained in one jurisdiction does not necessarily mean that a product candidate will receive regulatory approval in all jurisdictions in which we may seek approval, but the failure to obtain approval in one jurisdiction may negatively impact our ability to seek approval in a different jurisdiction. Failure to obtain regulatory approval for our product candidate for the foregoing, or any other reasons, will prevent us from commercializing our product candidate, and our ability to generate revenue will be materially impaired.

Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is uncertain as to outcome.

Our business model depends in part on the successful development, regulatory approval and commercialization of our product candidate, which may never occur. Our product candidate is in the early stages of development and as of the date of this Form 10-K we have not progressed our product candidate beyond early clinical studies designed only to show safety and animal testing. While TheraVasc has submitted and had two INDs accepted by the FDA, it is not clear whether the INDs remain active and can be transferred to the Company.  As of the date of this annual report on Form 10-K, we had requested that TheraVasc and its subsequent licensee request the INDs to be transferred by the

FDA to the Company, however, the actual transfer is still pending. Even if the INDs are transferred to us, the FDA may still require additional work prior to re-initiation of clinical trials.  If we do not obtain such approvals to re-initiate trials as presently planned, the time in which we expect to commence clinical programs for any product candidate will be extended and such extension will increase our expenses, delay our potential receipt of any revenues, and increase our need for additional capital. Moreover, there is no guarantee that we will receive approval to commence human clinical trials or, if we do receive approval, that our clinical trials will be successful or that we will continue clinical development in support of an approval from the FDA or comparable foreign regulatory authorities for any indication. We note that most product candidates never reach the clinical development stage and even those that do commence clinical development have only a small chance of successfully completing clinical development and gaining regulatory approval. Success in early phases of pre-clinical and clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. A failure of one or more of our clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates. Therefore, our business currently depends entirely on the successful development, regulatory approval and commercialization of our product candidates, which may never occur.

Even if we receive regulatory approval for our product candidate, we may not be able to successfully commercialize the product and the revenue that we generate from its sales, if any, may be limited.

If approved for marketing, the commercial success of our product candidate will depend upon the product’s acceptance by the medical community, including physicians, patients, and health care payors. The degree of market acceptance for our product candidate will depend on a number of factors, including:

•	demonstration of clinical safety and efficacy;
•	relative convenience, dosing burden and ease of administration;
•	the prevalence and severity of any adverse effects;
•	the willingness of physicians to prescribe our product candidate, and the target patient population to try new therapies;
•	efficacy of our product candidate compared to competing products;
•	the introduction of any new products that may in the future become available targeting indications for which our product candidate may be approved;
•	new procedures or therapies that may reduce the incidences of any of the indications in which our product candidate may show utility;
•	pricing and cost-effectiveness;
•	the inclusion or omission of our product candidate in applicable guidelines;
•	the effectiveness of our own or any future collaborators’ sales and marketing strategies;
•	limitations or warnings contained in approved labeling from regulatory authorities;
•

our ability to obtain and maintain sufficient third-party coverage or reimbursement from government health care programs, including Medicare and Medicaid, private health insurers and other third-party payors or to receive the necessary pricing approvals from government bodies regulating the pricing and usage of therapeutics; and

•	the willingness of patients to pay out-of-pocket in the absence of third-party coverage or reimbursement or government pricing approvals.

If our product candidate is approved but does not achieve an adequate level of acceptance by physicians, health care payors, and patients, our biotechnology business may not generate sufficient revenue to cover costs. Our efforts to educate the medical community and third-party payors on the benefits of our product candidate may require significant resources and may never be successful.

In addition, even if we obtain regulatory approvals, the timing or scope of any approvals may prohibit or reduce our ability to commercialize our product candidate successfully. For example, if the approval process takes too long, we may miss market opportunities and give other companies the ability to develop competing products or establish market dominance. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that renders our product candidate not commercially viable. For example, regulatory authorities may approve our product candidate for fewer or more limited indications than we request, may not approve the price we intend to charge for our product candidate, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve any of our product candidates with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that indication. Further, the FDA or comparable foreign regulatory authorities may place conditions on approvals or require risk management plans or a Risk Evaluation and Mitigation Strategy, or REMS, to assure the safe use of the drug. Moreover, product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following the initial marketing of the product. Any of the foregoing scenarios could materially harm the commercial success of our product candidate.

Even if we obtain marketing approval for our product candidate, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidate could be subject to labeling and other restrictions and withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our product candidate.

Even if we obtain regulatory approval for our product candidate for an indication, the FDA or foreign equivalent may still impose significant restrictions on its indicated uses or marketing or the conditions of approval, or impose ongoing requirements for potentially costly and time-consuming post-approval studies, including Phase 4 clinical trials, and post-market surveillance to monitor safety and efficacy. Our product candidate will also be subject to ongoing regulatory requirements governing the manufacturing, labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping and reporting of adverse events and other post-market information. These requirements include registration with the FDA, as well as continued compliance with current good clinical practices regulations for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current cGMPs, requirements relating to quality control, quality assurance and corresponding maintenance of records and documents.

The FDA has the authority to require a REMS as part of an NDA or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria or requiring patient testing, monitoring and/or enrollment in a registry.

With respect to sales and marketing activities related to our product candidate, advertising and promotional materials must comply with FDA rules in addition to other applicable federal, state and local laws in the United States and similar legal requirements in other countries. In the United States, the distribution of product samples to physicians must comply with the requirements of the U.S. Prescription Drug Marketing Act. Application holders must obtain FDA approval for product and manufacturing changes, depending on the nature of the change. We may also be subject, directly or indirectly through our customers and partners, to various fraud and abuse laws, including, without limitation, the U.S. Anti-Kickback Statute, U.S. False Claims Act, and similar state laws, which impact, among other things, our proposed sales, marketing, and scientific/educational grant programs. If we participate in the U.S. Medicaid Drug Rebate Program, the Federal Supply Schedule of the U.S. Department of Veterans Affairs, or other government drug programs, we will be subject to complex laws and regulations regarding reporting and payment obligations. All of these activities are also potentially subject to U.S. federal and state consumer protection and unfair competition laws. Similar requirements exist in many of these areas in other countries.

In addition, if our product candidate is approved for a particular indication, our product labeling, advertising and promotion would be subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. If we receive marketing approval for our product candidate, physicians may nevertheless legally prescribe our product to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability and government fines. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees of permanent injunctions under which specified promotional conduct is changed or curtailed.

If we or a regulatory agency discover previously unknown problems with a product candidate, such as adverse events of unanticipated severity or frequency, problems with the facility where the product is manufactured, or we or our manufacturers fail to comply with applicable regulatory requirements, we may be subject to the following administrative or judicial sanctions:

•	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;
•	issuance of warning letters or untitled letters;
•	clinical holds;
•	injunctions or the imposition of civil or criminal penalties or monetary fines;
•	suspension or withdrawal of regulatory approval;
•	suspension of any ongoing clinical trials;
•	refusal to approve pending applications or supplements to approved applications filed by us, or suspension or revocation of product license approvals;
•	suspension or imposition of restrictions on operations, including costly new manufacturing requirements; or
•	product seizure or detention or refusal to permit the import or export of product.

The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidate and generate revenue. Adverse regulatory action, whether pre- or post-approval, can also potentially lead to product liability claims and increase our product liability exposure.

Obtaining and maintaining regulatory approval of our product candidate in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidate in other jurisdictions.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, but a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the United States, including additional preclinical studies or clinical trials, as clinical studies conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our product candidates in certain countries. If we fail to comply with the regulatory requirements in international markets and/ or to receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidate will be harmed.

Current and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval for our product candidate, restrict or regulate post-approval activities and affect our ability to profitably sell our product candidate. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We do not know whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidate, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

In the United States, the Medicare Modernization Act, or MMA, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for drugs. In addition, this legislation authorized Medicare Part D prescription drug plans to use formularies where they can limit the number of drugs that will be covered in any therapeutic class. As a result of this legislation and the expansion of federal coverage of drug products, we expect that there will be additional pressure to contain and reduce costs. These cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for our product candidates and could seriously harm our business. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 or, collectively, the Health Care Reform Law, is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The Health Care Reform Law revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the law imposed a significant annual fee on companies that manufacture or import branded prescription drug products.

The Health Care Reform Law remains subject to legislative efforts to repeal, modify or delay the implementation of the law. If the Health Care Reform Law is repealed or modified, or if implementation of certain aspects of the Health Care Reform Law are delayed, such repeal, modification or delay may materially adversely impact our business, strategies, prospects, operating results or financial condition. We are unable to predict the full impact of any repeal, modification or delay in the implementation of the Health Care Reform Law on us at this time. Due to the substantial regulatory changes that will need to be implemented by Centers for Medicare & Medicaid Services, or CMS, and others, and the numerous processes required to implement these reforms, we cannot predict which healthcare initiatives will be implemented at the federal or state level, the timing of any such reforms, or the effect such reforms or any other future legislation or regulation will have on our business.

In addition, other legislative changes have been proposed and adopted in the United States since the Health Care Reform Law was enacted. We expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and in turn could significantly reduce the projected value of certain development projects and reduce or eliminate our profitability.

Any termination or suspension of, or delays in the commencement or completion of, any necessary studies of any of our product candidate for any indications could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

The commencement and completion of clinical studies can be delayed for a number of reasons, including delays related to:

•	the FDA or a comparable foreign regulatory authority failing to grant permission to proceed and placing the clinical study on hold;
•	subjects for clinical testing failing to enroll or remain enrolled in our trials at the rate we expect;
•

a facility manufacturing any of our product candidates being ordered by the FDA or other government or regulatory authorities to temporarily or permanently shut down due to violations of cGMP requirements or other applicable requirements, or cross-contaminations of product candidates in the manufacturing process;

•	any changes to our manufacturing process that may be necessary or desired;
•	subjects choosing an alternative treatment for the indications for which we are developing our product candidates, or participating in competing clinical studies;
•	subjects experiencing severe or unexpected drug-related adverse effects;
•	reports from clinical testing on similar technologies and products raising safety and/or efficacy concerns;
•

third-party clinical investigators losing their license or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or employing methods consistent with the clinical trial protocol, cGMP requirements, or other third parties not performing data collection and analysis in a timely or accurate manner;

•

inspections of clinical study sites by the FDA, comparable foreign regulatory authorities, or IRBs finding regulatory violations that require us to undertake corrective action, result in suspension or termination of one or more sites or the imposition of a clinical hold on the entire study, or that prohibit us from using some or all of the data in support of our marketing applications;

•

third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or any of the data produced by such contractors in support of our marketing applications;

•

one or more IRBs refusing to approve, suspending or terminating the study at an investigational site, precluding enrollment of additional subjects, or withdrawing its approval of the trial; reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	deviations of the clinical sites from trial protocols or dropping out of a trial;
•	adding new clinical trial sites;
•	the inability of the CRO to execute any clinical trials for any reason; and
•	government or regulatory delays or “clinical holds” requiring suspension or termination of a trial.

Product development costs for any of our product candidates will increase if we have delays in testing or approval or if we need to perform more or larger clinical studies than planned. Additionally, changes in regulatory requirements and policies may occur and we may need to amend study protocols to reflect these changes. Amendments may require us to resubmit our study protocols to the FDA, comparable foreign regulatory authorities, and IRBs for reexamination, which may impact the costs, timing or successful completion of that study. If we experience delays in completion of, or if we, the FDA or other regulatory authorities, the IRB, or other reviewing entities, or any of our clinical study sites suspend or terminate any of our clinical studies of any of our product candidates, its commercial prospects may be materially harmed and our ability to generate product revenues will be delayed. Any delays in completing our clinical trials will increase our costs, slow down our development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical studies may also ultimately lead to the denial of regulatory approval of our product candidates. In addition, if one or more clinical studies are delayed, our competitors may be able to bring competing products to market before we do, and the commercial viability of any of our affected product candidates could be significantly reduced.

Third-party coverage and reimbursement and health care cost containment initiatives and treatment guidelines may constrain our future revenues.

Our ability to successfully market our product candidate will depend in part on the level of reimbursement that government health administration authorities, private health coverage insurers and other organizations provide for the cost of our product candidate and related treatments. Countries in which our product candidate is sold through reimbursement schemes under national health insurance programs frequently require that manufacturers and sellers of pharmaceutical products obtain governmental approval of initial prices and any subsequent price increases. In certain countries, including the United States, government-funded and private medical care plans can exert significant indirect pressure on prices. We may not be able to sell our product candidate profitably if adequate prices are not approved or coverage and reimbursement is unavailable or limited in scope. Increasingly, third-party payors attempt to contain health care costs in ways that are likely to impact the development of our product including:

•	failing to approve or challenging the prices charged for health care products;
•	introducing reimportation schemes from lower priced jurisdictions;
•	limiting both coverage and the amount of reimbursement for new therapeutic products;
•	denying or limiting coverage for products that are approved by the regulatory agencies but are considered to be experimental or investigational by third-party payors; and
•	refusing to provide coverage when an approved product is used in a way that has not received regulatory marketing approval.

We are dependent on rights to certain technologies licensed to us. We do not have complete control over these technologies and any loss of our rights to them could prevent us from selling our product candidate.

As noted above, the business model of our biotechnology business is entirely dependent on certain patent rights licensed to us by the Licensors. See, “Risk Factors — Risks Relating to Our Business — Our business model is entirely dependent on certain patent rights licensed to us from the Licensors, and the loss of those license rights would, in all likelihood, cause our business, as presently contemplated, to fail.” Because we will hold those rights as a licensee, we have limited control over certain important aspects of those patent rights. Pursuant to the patent license agreement, the Licensors have reserved the right to control all decisions concerning the prosecution and maintenance of all U.S. and foreign patents, as well as all decisions concerning the enforcement of any actions against potential infringers of the patent rights. We believe that the Licensors share a common interest in these matters with us, and the Licensors have agreed to consult with us on the prosecution and enforcement of possible infringement claims as well as other matters for which the Licensors have retained control. However, there can be no assurance that the Licensors will agree with our views as to how best to prosecute, maintain and defend the patent rights subject to the patent license agreement.

It is difficult and costly to protect our intellectual property rights, and we cannot ensure the protection of these rights.

The commercial success of our biotechnology business will depend, in part, on our ability to successfully defend the patent rights subject to our patent license agreement with the Licensors against third-party challenges and successfully enforcing these patent rights against third party competitors. The patent positions of pharmaceutical companies can be highly uncertain and involve complex legal, scientific and factual questions for which important legal principles remain unresolved. Changes in either the patent laws or in interpretations of patent laws may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowable or enforceable in the patent applications subject to the patent license agreement. The patents and patent applications relating to our product candidate may be challenged, invalidated or circumvented by third parties and might not protect us against competitors with similar products or technologies.

The degree of future protection afforded by the patent rights licensed to us is uncertain, because legal means afford only limited protection and may not adequately protect our rights, permit us to gain or keep our competitive advantage, or provide us with any competitive advantage at all. We cannot be certain that any patent application owned by a third party will not have priority over patent applications in which we hold license rights or that we will not be involved in interference, opposition or invalidity proceedings before United States or foreign patent offices.

Additionally, if the Licensors were to initiate legal proceedings against a third party to enforce a patent covering our product candidate, the defendant could counterclaim that such patent is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include alleged failures to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for unenforceability assertions include allegations that someone connected with prosecution of the patent withheld relevant information from the United States Patent and Trademark Office, or the U.S. PTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review and equivalent proceedings in foreign jurisdictions, e.g. opposition proceedings. Such proceedings could result in revocation or amendment of the Licensors’ patents in such a way that they no longer cover our product candidate or competitive products. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to validity, for example, we cannot be certain that there is no invalidating prior art, of which the Licensors and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on any of our product candidates. Such a loss of patent protection would have a material adverse impact on our business.

In the future, we may rely on know-how and trade secrets to protect technology, especially in cases in which we believe patent protection is not appropriate or obtainable. However, know-how and trade secrets are difficult to protect. While we intend to require employees, academic collaborators, consultants and other contractors to enter into confidentiality agreements, we may not be able to adequately protect our trade secrets or other proprietary or licensed information. Typically, research collaborators and scientific advisors have rights to publish data and information in which we may have rights. Enforcing a claim that a third party illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts are sometimes less willing to protect trade secrets than patents. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.

If we fail to obtain or maintain patent protection or trade secret protection for our product candidates or our technologies, third parties could use our proprietary information, which could impair our ability to compete in the market and adversely affect our ability to generate revenues and attain profitability.

It is difficult and costly to block others from developing similar products for other indications, and we cannot ensure that these products will not be less expensive and thus be prescribed off-label by physicians for use in our indications.

Our success depends on successfully blocking others from developing and commercializing similar products.  As a repurposed drug, our API has been approved for acute use in cyanide poisoning.  Although the injectable used for cyanide poisoning does not represent a threat to our product, since the API itself cannot be protected, we will rely on method of use and oral formulation patents to protect our product which puts our product at risk from companies developing oral formulations using the same API for other indications. Even though our patents provide protection for specific uses, we will not be able to prevent other companies from developing the same API for other uses.  If a similar dose, formulation and route of administration is developed for another indication by a different company, we cannot guarantee that the product they market for the other indication will not be prescribed off-label by doctors or filled by pharmacists for use in indications our patents cover and that if less expensive, would not negatively affect our sales, if our product is ultimately approved by the FDA.

Our product candidate may infringe the intellectual property rights of others, which could increase our costs and delay or prevent our development and commercialization efforts.

Our success depends in part on avoiding infringement of the proprietary technologies of others. The pharmaceutical industry has been characterized by frequent litigation regarding patent and other intellectual property rights. Identification of third-party patent rights that may be relevant to our proprietary technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. Additionally, because patent applications are maintained in secrecy until the application is published, we may be unaware of third-party patents that may be infringed by commercialization of our product candidate or any future product candidate. There may be certain issued patents and patent applications claiming subject matter that we may be required to license in order to research, develop or commercialize any of our product candidates, and we do not know if such patents and patent applications would be available to license on commercially reasonable terms, or at all. Any claims of patent infringement asserted by third parties would be time-consuming and may:

•	result in costly litigation;
•	divert the time and attention of our technical personnel and management;
•	prevent us from commercializing a product until the asserted patent expires or is held finally invalid or not infringed in a court of law;
•	require us to cease or modify our use of the technology and/or develop non-infringing technology; or
•	require us to enter into royalty or licensing agreements.

Third parties may hold proprietary rights that could prevent our product candidate from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to any of our product candidates or our processes could subject us to potential liability for damages and require us to obtain a license to continue to manufacture or market our product candidate or any future product candidates. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. In addition, we cannot be sure that we could redesign our product candidate or any future product candidates or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing our product candidate or a future product candidate, which could harm our business, financial condition and operating results.

We expect that there are other companies, including major pharmaceutical companies, working in the areas competitive to our product candidates which either has resulted, or may result, in the filing of patent applications that may be deemed related to our activities. If we were to challenge the validity of these or any issued United States patent in court, we would need to overcome a statutory presumption of validity that attaches to every issued United States patent. This means that, in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims. If we were to challenge the validity of these or any issued United States patent in an administrative trial before the Patent Trial and Appeal Board in the U.S. PTO, we would have to prove that the claims are unpatentable by a preponderance of the evidence. There is no assurance that a jury and/or court would find in our favor on questions of infringement, validity or enforceability. Even if we are successful, litigation could result in substantial costs and be a distraction to management.

We may be subject to claims that we have wrongfully hired an employee from a competitor or that we or our employees have wrongfully used or disclosed alleged confidential information or trade secrets of their former employers.

As is commonplace in our industry, we will employ individuals who were previously employed at other pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject in the future to claims that our employees or prospective employees are subject to a continuing obligation to their former employers (such as non-competition or non-solicitation obligations) or claims that our employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

Risks Relating to Our Recycling Business

Our revenues, earnings and cash flows will fluctuate based on changes in commodity prices.

Our recycling operations process for sale certain recyclable materials, including steel, aluminium, and copper, all of which are subject to significant market price fluctuations. The majority of the recyclables we process for sale are steel and non-ferrous metals. The fluctuations in the market prices or demand for such commodity items, particularly demand from China and Turkey, can affect our future operating income and cash flows negatively, such as we experienced in 2015 and 2014. As we have increased the size of our recycling operations, we have also increased our exposure to commodity price fluctuations.

In the past we also earned a significant amount of revenue from the sale of carbon credits. The creation of carbon offsets involves a consultant's establishment of a project that includes the successful destruction of the Company's ozone-depleting refrigerants. The project process involves a significant degree of regulatory compliance and only a limited number of facilities are approved to destroy ozone-depleting refrigerants. While we no longer sell carbon credits, we currently sell our ozone-depleting refrigerants to consultants that manage the creation of carbon offsets, and we no longer engage in the production process itself. If we are unable to find businesses that purchase ozone-depleting refrigerants for the creation of carbon offsets or if the carbon credit programs are significantly altered or discontinued or a governmental authority requires the destruction of refrigerants, thereby reducing or eliminating the market for these refrigerants, we would be required to destroy these substances without the benefit of selling them to other companies that generate carbon offsets, which would increase the costs of our operations and result in a material adverse impact on our financial condition and results of operations.

We purchase our replacement appliances from third-party manufacturers, who we believe manufacture those appliances in China, and, as a result, international trade conditions could adversely affect us.

We purchase our replacement appliances from third-party manufacturers, who we believe manufacture certain types of those appliances in China or purchase materials or parts from China for use in manufacturing. As a result, tariffs, political or financial instability, labor strikes, natural disasters, public health crises (such as the coronavirus), or other events resulting in the disruption of trade or transportation from China or the imposition of additional regulations relating to foreign trade could cause significant delays or interruptions in the supply of our merchandise or increase our costs, either of which could have an adverse effect on our business. If we were unable to adequately replace the merchandise we currently source with merchandise produced elsewhere, our business could be adversely affected.

The United States has recently imposed tariffs on various imports from China, including some of our replacement appliances. Since the imposition of these tariffs, third-party manufacturers have increased the price of the appliances we purchase from them and retain the right to implement further increases. These tariffs remain largely unmitigated and the Company cannot predict if and when the tariffs will be reduced or eliminated. The ongoing impact of these tariffs will depend on future trade discussions between the U.S. and China or the Company’s ability to avoid or offset these costs should the tariffs remain in place. The Company may not be able to pass such increased costs on to its customers, and the Company may not be able to secure sources of certain products and materials that are not subject to tariffs on a timely basis or at all. Such developments could have a material adverse impact on the Company’s business, financial condition and results of operations.

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

Our current and historical sales figures have fluctuated significantly from quarter to quarter. A number of factors have historically affected, and will continue to affect, our sales results and profitability, including:

•	Changes in competition, such as pricing pressure.
•	Periodic sale of ozone-depleting refrigerants used in the creation of carbon offsets.
•	Fluctuating commodity prices and available markets for our byproduct sales.
•	Changes in recycling and replacement programs with utility customers.
•	General economic conditions.
•	Weather conditions in our markets.
•	Timing of promotional events.
•	Our ability to execute our business strategies effectively.

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

Our business is dependent largely upon our ability to obtain new contracts and continue existing contracts for appliance recycling services and appliance replacement programs with utility companies and other sponsors of energy efficiency programs. Contracts with these entities generally have initial terms of one to three years, with renewal options and early termination clauses. However, some contracts are for programs that are non-recurring. Although we continue to respond to utility companies and other sponsors of energy efficiency programs requesting bids for upcoming recycling and replacement services, we are still dependent on certain customers for a large portion of our revenues. The loss or material reduction of business from any of these major customers could adversely affect our revenues and profitability. While we wish to add new recycling and appliance replacement contracts in 2020 and beyond, we cannot assure you that our existing contracts will continue, that they will be sufficiently profitable, that existing customers will continue to use our services at current levels or we will be successful in obtaining new recycling and replacement contracts going forward.

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

Our total capital requirements will depend on, among the other things discussed in this annual report and the number of recycling centers operating during 2020 and thereafter. Currently, we have eleven recycling centers in operation. If our revenues are lower than anticipated, our expenses are higher than anticipated or our line of credit cannot be maintained, we will require additional capital to finance our operations. Even if we are able to maintain our lines of credit, we may need additional equity or other capital in the future.  Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (including the issuance of preferred stock) or other securities. We cannot assure you that any additional sources of financing or new capital will be available to us, available on acceptable terms or permitted by the terms of our current debt agreements. In addition, if we sell additional equity to raise funds, all outstanding shares of common stock will be diluted.

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

Our ability to generate revenue from the sale of refrigerants to produce carbon offsets created through the voluntary destruction of ozone-depleting refrigerants could also be adversely affected by governmental regulations as the market develops. Should the federal government mandate the destruction of ozone-depleting refrigerants in the future, we would be required to destroy these substances without the benefit of selling them to generate carbon offsets, which would increase the cost of our operations.

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

GeoTraq has no operating history upon which an evaluation of its future success or failure can be made. GeoTraq has incurred significant operating losses since inception and has limited financial resources to support it until such time that it is able to generate positive cash flow from operations. GeoTraq’s ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to (i) develop its technology and (ii) generate revenues from its planned business operations. Based upon current plans, GeoTraq expects to continue to incur operating losses in future periods. Failure to generate revenues may cause GeoTraq to suspend or cease operations.

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

Each of the phases of GeoTraq’s plan of operation is limited and restricted by the amount of working capital that GeoTraq has and is able to obtain from the Company, raise from financings, and generate from business operations. Initially, GeoTraq intended to finance its plan of operation with funds from the Company and private loans, and, subsequently, with revenues generated from its business operations

Based on latest worst-case projections, GeoTraq will not generate revenues and positive cashflows from operations to satisfy its cash requirements for the next 12 months and will be required to obtain the funds from the Company or raise the required funds by way of equity or debt financing. However, these projections do expect that GeoTraq will generate sufficient revenues and cash flows from operations to satisfy its cash requirements within the next couple of years without ARCA funding assistance. Based on this, the likelihood that GeoTraq may have to suspend operations is remote.

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

If GeoTraq does not develop or modify its technology for new products envisioned or introduced by our future customers to increase the number of customer end users who use GeoTraq’s technology, GeoTraq may not be able to increase its revenue in the longer term. GeoTraq’s sales and marketing efforts may not be successful in establishing relationships with new customers. If GeoTraq fails to develop or modify its technology to attract new customers and new subscribers or its new Technology is not successful, GeoTraq may be unable to increase its revenue and its operating results may be adversely affected.

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

Many of GeoTraq’s competitors have greater name recognition, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than GeoTraq. Some of GeoTraq’s competitors and its potential competitors’ advantages over GeoTraq, either globally or in particular geographic markets, include the following: (a) offering their services at no or low cost to customers; (b) significantly greater revenue and financial resources; (c) stronger brand and consumer recognition regionally or worldwide; (d) the capacity to leverage their marketing expenditures across a broader portfolio of location based technologies and products; (e) access to core technology and intellectual property, including more extensive patent portfolios; (f) access to custom or proprietary content; (g) quicker pace of innovation; (h) stronger wireless carrier relationships; (i) greater resources to make and integrate acquisitions; (j) lower labor and development costs; and (k) broader global distribution and presence.

GeoTraq products require FCC approval, and possibly approvals from other international and domestic government regulatory agencies, that may not be approved.  In addition, our technology could be affected by other existing laws or regulations or future legislative or regulatory changes that may affect our business.

Prior to the sale by GeoTraq of the Mobile IoT Modules, other than business and operations licenses applicable to most commercial ventures, GeoTraq is not required to obtain any governmental approval for its business operations. In order to sell its Mobile IoT Modules, GeoTraq believes that Part 15b of the FCC rules apply to such sales.  GeoTraq employed FCC accredited testing laboratories to verify and certify that the Mobile IoT Modules comply with all regulatory requirements prior to the sale of the Mobile IoT Modules.  Such testing confirmed that the Mobile IoT Modules satisfied the requirements of Part 15b of the FCC rules.  GeoTraq is taking advantage of a FCC Supplier Declaration of Conformity, or SDOC, allowing the company to rely on the approval given by the FCC to the chipset manufactured by Sequans Communications S.A. (“Sequans”).  If the FCC withdraws the approval given by it to the Sequans chipset, GeoTraq will be unable to market and sell its products and, as a result, the financial results of GeoTraq and the Company could be materially and adversely affected. In addition, if GeoTraq determines to market and sell its products outside of the United States, the regulatory agencies in designated countries may require GeoTraq to submit its products for compliance testing and seek local government regulatory licenses and approvals.  It is possible that the company’s products may not successfully complete required compliance tests or that local country regulatory agencies may withhold the issuance of certifications or approval required for GeoTraq to market and sell its products in that country, and, as a result, the financial results of GeoTraq and the Company could be materially and adversely affected.

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

GeoTraq’s management, led by Pierre Parent, Chief Technology Officer and General Manager, is experienced in researching and developing technology. Management breadth of experience spans product development, sales and business development, project management and the leadership of engineering from concept through manufacturing. As a result, the risk that GeoTraq lacks experience and may have to suspend or cease business operations is remote.

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

Currently, Isaac Capital Group, LLC and Timothy Matula own approximately 19.7% and 5.7%, respectively, of our outstanding shares of common stock. Three of our current directors are also on the board of directors of Live Ventures Incorporated, a publicly held corporation controlled by Isaac Capital Group, LLC and led by Jon Isaac as its President and Chief Executive Officer. Jon Isaac is the son of our Chief Executive Officer Tony Isaac. Because of such ownership, our principal shareholders may be able to significantly, and possibly adversely, affect our corporate decisions, including the election of the board of directors.

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

The Nevada Revised Statutes (“NRS”) contain provisions that could discourage, delay or prevent a change in control of our company, prevent attempts to replace or remove current management and reduce the market price of our stock.

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

ITEM 2.   PROPERTIES

Our executive offices are located in Las Vegas, Nevada in a leased facility consisting of 11,000 square feet of office space.

Recycling Centers

We lease a total of fifteen recycling center facilities as described below.

Approximate Sqft	Location
5,000	Dartmouth, Nova Scotia
7,300	Stoney Creek, Ontario (currently being sublet)
18,500	Santa Fe Springs, California
5,900	Albuquerque, New Mexico
14,600	Minneapolis, Minnesota
12,000	Indianapolis IN
19,800	Franklin, Massachusetts

7,500	Commerce City, Colorado
12,100	Cudahy, Wisconsin
23,200	Pittsburgh, Pennsylvania
14,300	Mechanicsburg, Pennsylvania
38,000	Philadelphia, Pennsylvania
30,000	Syracuse, New York
12,800	Sacramento, California
14,600	Norcross, Georgia

ITEM 3.   LEGAL PROCEEDINGS

On December 29, 2016, the Company served a Minnesota state court complaint for breach of contract on Skybridge Americas, Inc. (“SA”), the Company’s primary call center vendor throughout 2015 and most of 2016. The Company seeks damages in the millions of dollars as a result of alleged overcharging by SA and lost client contracts. On January 25, 2017, SA served a counterclaim for unpaid invoices in the amount of approximately $460,000 plus interest and attorneys’ fees. On March 29, 2017, the Hennepin County district court (the “District Court”) dismissed the Company’s breach of contract claim based on SA’s overuse of its Canadian call center but permitted the Company’s remaining claims to proceed. Following motion practice, on January 8, 2018 the District Court entered judgment in SA’s favor, which was amended as of February 28, 2018, for a total amount of $613,566.32, including interest and attorneys’ fees. On March 4, 2019, the Minnesota Court of Appeals (the “Court of Appeals”) ruled and (i) reversed the District Court’s judgment in favor of Skybridge on the call center location claim and remanded the issue back to the District Court for further proceedings, (ii) reversed the District Court’s judgment in favor of Skybridge on the net payment issue and remanded the issue to the District Court for further proceedings, and (iii) affirmed the District Court’s judgment in Skybridge’s favor against the Company’s claim that Skybridge breached the contract when it failed to meet the service level agreements. As a result of the decision by the Court of Appeals, the District Court’s award of interest and attorneys’ fees, etc. was reversed.  Trial is scheduled for May 2020.

On November 15, 2016, the Company served an arbitration demand on Haier US Appliance Solutions, Inc., dba GE Appliances (“GEA”), alleging breach of contract and interference with prospective business advantage. The Company sought over $2 million in damages. On April 18, 2017, GEA served a counterclaim for approximately $337,000 in alleged obligations under the parties’ recycling agreement. Simultaneously with serving its counterclaim in the arbitration, which is venued in Chicago, GEA filed a complaint in the United States District Court for the Western District of Kentucky seeking damages of approximately $530,000 plus interest and attorneys’ fees allegedly owed under a previous agreement between the parties. On December 12, 2017, the court stayed GEA’s complaint in favor of the arbitration. Under the terms of the Company’s transaction with Recleim LLC (“Recleim”), Recleim is obligated to pay GEA on the Company’s behalf the amounts claimed by GEA in the arbitration and in the lawsuit pending in Kentucky. Those amounts were paid into escrow pending the outcome of the arbitration. On March 5, 2020, the arbitrator ruled in part in favor of the Company and in part in favor of GEA, and, as a result, GEA was awarded approximately $125,000 in damages.

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

The California Department of Tax and Fee Administration (formerly known as the California Board of Equalization) (“CDTFA”) conducted a sales and use tax examination covering ARCA Recycling’s California operations for years 2011, 2012 and 2013. The Company believed it was exempt from collecting sales taxes under service agreements with utility customers that included appliance replacement programs. During the fourth quarter of 2014, the Company received communication from the CDTFA indicating they were not in agreement with the Company’s interpretation of the law. As a result, the Company applied for and, as of February 9, 2015, received approval to participate in the CDTFA’s Managed Audit Program. The period covered under this program included years 2011, 2012, 2013 and extended through the nine-month period ended September 30, 2014.  On April 13, 2017 the Company received the formal CDTFA assessment for sales tax for tax years 2011, 2012 and 2013 in the amount of $4.1 million plus applicable interest of $0.5 million related to the appliance replacement programs that the Company administered on behalf of its customers on which it did not assess, collect or remit sales tax. The Company has appealed this assessment to the CDTFA Appeals Bureau.  The appeal remains in process. Interest will continue to accrue until the matter is settled. The total estimated amount of sales tax plus interest was $5.4 million as of December 28, 2019.

We are party from time to time to other ordinary course disputes that we do not believe to be material.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.   MARKET FOR OUR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividends

Our common stock trades under the symbol “JAN” on the NASDAQ Capital Market. As of March 19, 2020, there were 37 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers.

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

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the year ended December 28, 2019, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Part II, Item 8 of this Annual Report on Form 10-K (this “Form 10-K”) for the fiscal year ended December 28, 2019.

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

In addition, the foregoing factors may generally affect our business, results of operations and financial position. Forward-looking statements speak only as of the date the statements were made. We do not undertake and specifically decline any obligation to update any forward-looking statements. Any information contained on our website www.janone.com or any other websites referenced in this Form 10-K are not part of this Form 10-K.

Our Company

JanOne is engaged in the development of new and innovative solutions for ending the opioid epidemic ranging from digital technologies to educational advocacy.  In addition, through its subsidiaries ARCA Recycling, Inc. and ARCA Canada Inc., JanOne is engaged in the business of recycling major household appliances in North America by providing turnkey appliance recycling and replacement services for utilities and other sponsors of energy efficiency programs.  In addition, through its GeoTraq Inc. (“GeoTraq”) subsidiary, we are engaged in the development, design and, ultimately, we expect the sale of wireless transceiver modules with technology that provides LBS directly from global Mobile IoT networks

We operate three reportable segments:

•

Recycling: Our recycling segment is a turnkey appliance recycling program. We receive fees charged for recycling, replacement and additional services for utility energy efficiency programs and have established 15 Regional Processing Centers (“RPCs”) for this segment throughout the United States and Canada

•	Biotechnology: Our biotechnology segment is engaged in the development of new and innovative solutions for ending the opioid epidemic ranging from digital technologies to educational advocacy.
•	Technology: GeoTraq is in the process of developing technology to enable low cost, location-based products and services.

Reporting Period. We report on a 52-or 53-week fiscal year. Our 2019 fiscal year (“2019”) ended on December 28, 2019. Our 2018 fiscal year (“2018”) ended on December 29, 2018.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and potentially result in materially different results under different assumptions and conditions. ARCA’s critical accounting policies include intangible impairment under ASC 350, revenue recognition under ASC 606, and going concern under ASC 205.

Results of Operations

The following table sets forth certain statement of operations items from continuing operations and as a percentage of revenue, for the periods indicated:

	52 Weeks Ended		52 Weeks Ended
	December 28, 2019		December 29, 2018
Statement of Operations Data:
Revenues	$35,097	100.0%	$36,794	100.0%
Cost of revenues	27,311	77.8%	25,741	70.0%
Gross profit	7,786	22.2%	11,053	30.0%
Selling, general and administrative expenses	20,217	57.6%	17,150	46.6%
Operating loss	(12,431)	(35.4)%	(6,097)	(16.6)%
Interest expense, net	(1,480)	(4.2)%	(668)	(1.8)%
Impairment charges	(2,992)	(8.5)%	—	—
Gain on litigation settlement	694	8.9%	—	—
Other income	1,048	3.0%	430	1.2%
Net income (loss) before income taxes	(15,161)	(43.2)%	(6,335)	(17.2)%
Benefit from income taxes	3,197	9.1%	727	2.0%
Net loss	$(11,964)	(34.1)%	$(5,608)	(15.2)%

The following tables set forth revenues for key product and service categories, percentages of total revenue and gross profits earned by key product and service categories and gross profit percent as compared to revenues for each key product category indicated:

	52 Weeks Ended		52 Weeks Ended
	December 28, 2019		December 29, 2018
	Net	Percent	Net	Percent
	Revenue	of Total	Revenue	of Total
Revenue
Recycling and Byproducts	$21,445	61.1%	$24,742	67.2%
Replacement Appliances	13,652	38.9%	12,052	32.8%
Total Revenue	$35,097	100.0%	$36,794	100.0%

	52 Weeks Ended		52 Weeks Ended
	December 28, 2019		December 29, 2018
	Gross	Gross	Gross	Gross
	Profit	Profit %	Profit	Profit %
Gross Profit
Recycling and Byproducts	$3,890	18.1%	$7,675	31.0%
Replacement Appliances	3,896	28.5%	3,378	28.0%
Total Gross Profit	$7,786	22.2%	$11,053	30.0%

Revenue

Revenue decreased $1,697 or 4.6% for the fiscal year ended December 28, 2019 as compared to the fiscal year ended December 29, 2018. Replacement Appliance revenue increased $1,600 or 13.3% due to higher volumes, offset by a decrease in Recycling and Byproducts revenue of $3,297 or 13.3% due to a decrease in refrigerant sales and lower scrap metal prices.

Cost of Revenue

Cost of revenue increased $1,570, or 6.1% for the fiscal year ended December 28, 2019 as compared to the fiscal year ended December 29, 2018, primarily due to an increase in volume, transportation costs and labor, partially offset by a decrease in costs related to our facilities.

Gross Profit

Gross profit decreased $3,267 or 29.6%, for the fiscal year ended December 28, 2019 as compared to the fiscal year ended December 29, 2018 due to the decrease in revenue and increase in costs of revenue discussed above.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $3,067 or 17.9%, for the fiscal year ended December 28, 2019 as compared to the fiscal year ended December 29, 2018, primarily due to increased employee costs and factoring fees, due to increased factoring to support operations.

Operating Loss

As a result of the factors described above, operating loss of $12,431 for the fiscal year ended December 28, 2019 represented an increase in loss of $6,334 over the comparable prior fiscal year ended December 29, 2018 of $6,097.

Interest Expense, net

Interest expense net increased $812 or 136%, for the fiscal year ended December 28, 2019 as compared to the fiscal year ended December 29, 2018 primarily due to accrued interest related to the California sales tax payable and, the increase in other note payables, partially offset by repayment of the Midcap Revolver in March 2018.

Impairment Charges

On December 9, 2019, ApplianceSmart, a related party, filed a voluntary petition in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of Title 11 of the United States Code.  As a result, the Company has recorded an impairment charge of $2,992 for the amount owed by ApplianceSmart to the Company as of December 28, 2019.  There were no similar impairment charges for the fiscal year ended December 29, 2018.

See Note 4 of the Consolidated Financial Statements for a complete discussion of the ApplianceSmart Note.

Gain on Litigation Settlement

On August 14, 2017 as a part of the sale of the Company’s equity interest in AAP, Recleim LLC, a Delaware limited liability company (“Recleim”), agreed to undertake, pay or assume the Company’s GE obligations consisting of a promissory note (GE 8% loan agreement) and other payables which were incurred after the issuance of such promissory note. \The Company has an offsetting receivable due from Recleim. Recleim has paid into an escrow account the money to pay the GE 8% loan agreement in full.

On November 15, 2016, the Company served an arbitration demand on Haier US Appliance Solutions, Inc., dba GE Appliances (“GEA”), alleging breach of contract and interference with prospective business advantage. On April 18, 2017, GEA served a counterclaim regarding alleged obligations under the parties’ recycling agreement. On December 12, 2017, the court stayed GEA’s complaint in favor of the arbitration. Under the terms of the Company’s transaction with Recleim LLC (“Recleim”), Recleim is obligated to pay GEA on the Company’s behalf the amounts claimed by GEA in the arbitration and in the lawsuit pending in Kentucky. Those amounts have been paid into escrow pending the outcome of the arbitration. Arbitration proceedings were held in October and November 2019.  On March 5, 2020, the arbitrator ruled in part in favor of the Company and in part in favor of GEA, and, as a result, the Company recorded a gain on litigation settlement of $694.

There were no similar transactions for the fiscal year ended December 29, 2018.

See Notes 14 and 15 of the Consolidated Financial Statements for a complete discussion of the Recleim and GEA litigation.

Other Income

Other income increased $618 for the fiscal year ended December 28, 2019 as compared to the fiscal year ended December 29, 2018 primarily due to the discussion below.

Sears Holdings Management Corp – Logistics Services

On February 18, 2019, the Company informed Sears Holdings Management Corp – Logistics Services (“Sears”) that Sears may have overcharged ARCA Recycling $642 and that it planned on filing a proof of claim with the trustee in the Sears’ bankruptcy against Sears for the overcharged amount. The Company requested that Sears provide contractual written proof to the contrary supporting their claim for invoices submitted in excess of the contractually agreed upon amounts for transportation services. Sears provided transportation services to ARCA Recycling in fiscal years 2013 through 2018. ARCA Recycling recorded $559 as outstanding and un-paid accounts payable as of December 28, 2019 and December 30, 2018. In addition, Sears owes ARCA Recycling a net amount due of $83. The Company has recorded the overcharged amount of $559 as other income in the consolidated results for the fiscal year ended December 28, 2019. The Company filed a proof of claim on April 5, 2019 for a net amount owing the Company of $83, of which Sears accepted.

Benefit for Income Taxes

We recorded an income tax benefit of $3,197 for the fiscal year ended December 28, 2019, compared with a benefit from income taxes of $727 for in the same period of 2018, an increase of $2,470 primarily due to the increase in net loss before taxes.

Net Loss

The factors described above led to a net loss of $11,964 for the fiscal year ended December 28, 2019, an increase in loss of $6,356 from a net loss of $5,608 for the fiscal year ended December 29, 2018.

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

Operating loss by operating segment, is defined as loss before net interest expense, other income and expense, provision for income taxes.

	52 Weeks Ended December 28, 2019				52 Weeks Ended December 29, 2018
	Recycling	Biotechnology	Technology	Total	Recycling	Biotechnology	Technology	Total
Revenue	$35,097	$—	$—	$35,097	$36,794	$—	$—	$36,794
Cost of revenue	27,311	—	—	27,311	25,741	—	—	25,741
Gross profit	7,786	—	—	7,786	11,053	—	—	11,053
Selling, general and administrative expense	14,183	1,038	4,996	20,217	12,104	—	5,046	17,150
Operating loss	$(6,397)	$(1,038)	$(4,996)	$(12,431)	$(1,051)	$—	$(5,046)	$(6,097)

Recycling Segment

The recycling segment consists of ARCA Recycling, Customer Connexx, and ARCA Canada. Revenue for the fiscal year ended December 28, 2019, decreased $1,697 or 4.6% for the fiscal year ended December 28, 2019 as compared to the fiscal year ended December 29, 2018. Replacement Appliance revenue increased $1,600 or 13.3% due to higher volumes, offset by a decrease in Recycling and Byproducts revenue of $3,297 or 13.3% due to a decrease in refrigerant sales and lower scrap metal prices,

Cost of revenue increased $1,570, or 6.1% for the fiscal year ended December 28, 2019 as compared to the fiscal year ended December 29, 2018, primarily due to an increase in primarily due to an increase in volume, transportation costs and labor, partially offset by a decrease in costs related to our facilities.

Operating loss for the fiscal year ended December 28, 2019, increased $5,118 as compared to the prior year period. This represents a decrease in gross profit of $3,267 and increased selling, general and administrative expense of $2,079 related to higher employee costs and factoring fees, due to increased factoring to support operations.

Technology Segment

The technology segment consists of GeoTraq. Results for the fiscal year ended December 28, 2019 include a loss of $4,996 which approximated the fiscal year ended December 29, 2018 loss of $5,046. The loss represents intangible asset amortization expense and other selling general and administrative expense for each period.

Biotechnology Segment

Our biotechnology segment started during September 2019, and, as a result, incurred expenses of $1,038 related to employee costs and the operating license issued during the fourth quarter of 2019.

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

As of December 28, 2019, we had total cash on hand of $481. As we continue to pursue strategic transactions to expand and grow our business, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

In December 2019, the 2019 novel coronavirus surfaced in Wuhan, China. The World Health Organization declared a global emergency on January 30, 2020, with respect to the outbreak. The widespread health crisis has adversely affected the global economy, resulting in an economic downturn that could impact demand for our products.

To date, the outbreak has started to have a material adverse impact on our operations. For example, several customers in our appliance recycling and appliance replacement business have suspended our ability to pick up and or replace their customers’ appliances resulting in decreased revenues for both recycling and replacement business.  The future impact of the outbreak is highly uncertain and cannot be predicted and there is no assurance that the outbreak will not have a material adverse impact on the future results of the Company. The extent of the impact, if any, will depend on future developments, including actions taken to contain the coronavirus.

Cash Flows

During the fiscal year ended December 28, 2019, cash used in operations was $3,510, compared to cash provided by operations of $4,145 during the fiscal year ended December 29, 2018. The decrease in cash provided by operations was primarily due to the increase in net loss, discussed above, offset by noncash impairment charges of $2,992 and an increase in deferred income taxes of $2,251.  Additionally, changes in working capital accounts affecting operating cash flows were as follows: an increase in accounts receivable of $4,712 and accounts payable and accrued expenses of $3,398.

Cash provided by investing activities was $345 and cash used in investing activities of $172 for fiscal year ended December 28, 2019 and the fiscal year ended December 29, 2018, respectively. The increase in cash provided by investing activities, as compared to the prior period is primarily attributable to increase in net payments received on a note receivable from ApplianceSmart of $675, offset by the increase in purchases of property and equipment of $189 and intangible assets of $288.

Cash provided by financing activities was $2,462 for the fiscal year ended December 28, 2019 was primarily related to the $2,500 proceeds on the related party note.  Cash used by financing activities of $6,109 for the fiscal year ended December 29, 2018 was attributable to the $5,605 payment for MidCap Financial Trust revolver and net payments on short term notes payable of $504.

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

We acknowledge that we continue to face a challenging competitive environment as we continue to focus on our overall profitability, including managing expenses. We reported a net loss of $11,964 and $5,608 in 2019 and 2018, respectively. In addition, the Company has total current assets of $8,839 and total current liabilities $17,573 resulting in a net negative working capital of $8,734.

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

Off Balance Sheet Arrangements

At December 28, 2019, we had no off-balance sheet arrangements, commitments or guarantees that require additional disclosure or measurement.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk and Impact of Inflation

Interest Rate Risk. We do not believe there is any significant risk related to interest rate fluctuations on our short and long-term fixed rate debt.

Foreign Currency Exchange Rate Risk. We currently generate revenues in Canada. The reporting currency for our consolidated financial statements is U.S. dollars. It is not possible to determine the exact impact of foreign currency exchange rate changes; however, the effect on reported revenue and net earnings can be estimated. We estimate that the overall strength of the U.S. dollar against the Canadian dollar had an immaterial impact on the revenues and net income for the fiscal year ended December 28, 2019. We do not currently hedge foreign currency fluctuations and do not intend to do so for the foreseeable future.

We do not hold any derivative financial instruments, nor do we hold any securities for trading or speculative purposes.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of JanOne Inc.

Las Vegas, Nevada

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of JanOne Inc. (the Company) as of December 28, 2019, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842).

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WSRP, LLC

We have served as the Company’s auditor since 2019.

Salt Lake City, Utah

April 3, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of JanOne Inc. (formerly known as Appliance Recycling Centers of America, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of JanOne Inc. (formerly known as Appliance Recycling Centers of America, Inc.) (the “Company”) as of December 29, 2018, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

The Company is restating its financial statements for the year ended December 29, 2018 for the correction of an error. As disclosed in Note 1, in the Restatement paragraph, and Note 15, in the Other commitments paragraph, during this period, the Company did not previously disclose certain potential obligations arising from lease contracts.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ SingerLewak LLP

We have served as the Company's auditor from 2017 to 2018.

Los Angeles, California

March 29, 2019, except for Note 1, in the Restatement paragraph,

and Note 15, in the Other commitments paragraph, as to which the date is November 15, 2019

JANONE INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	December 28, 2019	December 29, 2018
Assets
Cash and cash equivalents	$481	$1,195
Trade and other receivables, net	6,578	5,804
Income taxes receivable	76	101
Inventories	1,348	801
Prepaid expenses and other current assets	356	1,036
Total current assets	8,839	8,937
Note receivable - ApplianceSmart Holdings, LLC a subsidiary of Live Ventures Incorporated	—	3,837
Property and equipment, net	324	211
Right of use asset - operating leases	1,894	—
Intangible assets, net	17,705	21,394
Deposits and other assets	272	661
Total assets	$29,034	$35,040
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$4,365	$3,169
Accrued liabilities - other	3,938	1,118
Accrued liability - California Sales Taxes	5,438	4,722
Lease obligation short term - operating leases	1,079	—
Short term debt	280	675
Related party note	2,473	—
Total current liabilities	17,573	9,684
Lease obligation long term - operating leases	850	—
Deferred income taxes, net	270	3,549
Other noncurrent liabilities	—	196
Total liabilities	18,693	13,429
Commitments and Contingencies (Note 15)
Stockholders' equity:
Preferred stock, series A - par value $0.001 per share 2,000,000 authorized, 259,729 and 288,588 shares issued and outstanding at December 28, 2019 and December 29, 2018, respectively	—	—
Common stock, par value $0.001 per share, 10,000,000 shares authorized, 1,919,048 and 1,694,565 shares issued and outstanding at December 28, 2019 and at December 29, 2018, respectively	2	2
Additional paid in capital	39,291	38,660
Accumulated deficit	(28,419)	(16,518)
Accumulated other comprehensive loss	(533)	(533)
Total stockholders' equity	10,341	21,611
Total liabilities and stockholders' equity	$29,034	$35,040

The accompanying notes are an integral part of these consolidated financial statements.

JANONE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Dollars in thousands, except per share amounts)

	For the 52-Week Period Ended
	December 28, 2019	December 29, 2018
Revenues	$35,097	$36,794
Cost of revenues	27,311	25,741
Gross profit	7,786	11,053
Operating expenses:
Selling, general and administrative expenses	20,217	17,150
Operating loss	(12,431)	(6,097)
Other income (expense):
Interest expense, net	(1,480)	(668)
Impairment charges	(2,992)	—
Gain on litigation settlement	694	—
Other income	1,048	430
Total other expense, net	(2,730)	(238)
Loss before benefit from income taxes	(15,161)	(6,335)
Income tax benefit	3,197	727
Net loss	$(11,964)	$(5,608)
Loss per share:
Basic loss per share	$(6.78)	$(3.75)
Diluted loss per share	$(6.78)	$(3.75)
Weighted average common shares outstanding:
Basic	1,763,670	1,494,941
Diluted	1,763,670	1,494,941

Net loss	$(11,964)	$(5,608)
Other comprehensive loss, net of tax
Effect of foreign currency translation adjustments	—	(40)
Total other comprehensive loss, net of tax	—	(40)
Comprehensive loss	$(11,964)	$(5,648)

The accompanying notes are an integral part of these consolidated financial statements.

JANONE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in thousands)

	Series A Preferred		Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Total
Balance, December 30, 2017	288,588	$—	1,375,108	$2	$37,640	$(10,910)	$(493)	$26,239
EEI conversion of note payable into common	—	—	44,623	—	101	—	—	101
Share based compensation	—	—	274,834	—	919	—	—	919
Other comprehensive loss, net of tax	—	—	—	—	—	—	(40)	(40)
Net loss	—	—	—	—	—	(5,608)		(5,608)
Balance, December 29, 2018	288,588	$—	1,694,565	$2	$38,660	$(16,518)	$(533)	$21,611
Adoption of ASU 842	—	—	—	—	—	63	—	63
Share based compensation	—	—	224,483	—	631	—	—	631
Shares cancelled	(28,859)	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(11,964)	—	(11,964)
Balance, December 28, 2019	259,729	$—	1,919,048	$2	$39,291	$(28,419)	$(533)	$10,341

The accompanying notes are an integral part of these consolidated financial statements.

JANONE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the 52-Week Period Ended
	December 28, 2019	December 29, 2018
OPERATING ACTIVITIES:
Net loss	$(11,964)	$(5,608)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,076	3,998
Amortization of debt issuance costs	307	589
Stock based compensation expense	631	656
Change in provision for doubtful accounts	—	(32)
Impairment charges	2,992	—
Gain on litigation settlement	(694)	—
Gain on sale of property and equipment	—	(5)
Change in deferred rent	(48)	(14)
Change in deferred compensation	(148)	120
Change in deferred income taxes	(3,279)	(1,028)
Other	165	(146)
Changes in assets and liabilities:
Accounts receivable	(765)	3,947
Prepaid expenses and other current assets	680	153
Income taxes receivable	25	(101)
Inventories	(546)	(41)
Accounts payable and accrued expenses	5,058	1,660
Accrued income taxes	—	(3)
Net cash provided by (used in) operating activities	(3,510)	4,145
INVESTING ACTIVITIES:
Purchases of property and equipment	(212)	(401)
Proceeds from the sale of property and equipment	—	59
Purchase of intangible asset	(288)	—
Net payments received from ApplianceSmart Holdings LLC note receivable	845	170
Net cash provided by (used in) investing activities	345	(172)
FINANCING ACTIVITIES:
Proceeds from related party note	2,500	—
Net borrowing (payments) under the line of credit - MidCap Financial Trust	—	(5,605)
Proceeds from issuance of short term notes payable	471	562
Payments on short term notes payable	(509)	(1,066)
Net cash provided by (used in) financing activities	2,462	(6,109)
Effect of changes in exchange rate on cash and cash equivalents	(11)	18
DECREASE IN CASH AND CASH EQUIVALENTS	(714)	(2,118)
CASH AND CASH EQUIVALENTS, beginning of period	1,195	3,313
CASH AND CASH EQUIVALENTS, end of period	$481	$1,195

	For the 52-Week Period Ended
	December 28, 2019	December 29, 2018
Supplemental cash flow disclosures:
Interest paid	$133	$526
Income taxes paid, net	$263	$199
Net liabilities assumed by ApplianceSmart	$—	$1,901
EEI note balance conversion into common stock	$—	$101

The accompanying notes are an integral part of these consolidated financial statements.

JANONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share amounts)

Note 1:	Background and Basis of Presentation

The accompanying consolidated financial statements include the accounts of JanOne Inc., a Nevada corporation, and its subsidiaries (collectively the “Company” or “JanOne”). The Company had two operating segments for fiscal year 2018 – Recycling and Technology, and the Company had three operating segments for fiscal year 2019 – Biotechnology, Recycling and Technology.

During September 2019, JanOne, through its biotechnology segment, became engaged in developing new and innovative solutions for ending the opioid epidemic ranging from digital technologies to educational advocacy.

ARCA Recycling, Inc. (“ARCA Recycling”), provides turnkey recycling services for electric utility energy efficiency programs. ARCA Canada Inc. provides turnkey recycling services for electric utility energy efficiency programs. Customer Connexx, LLC, provides call center services for electric utility programs.

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

We report on a 52- or 53-week fiscal year. Our 2018 fiscal year (“2018”) ended on December 29, 2018, and our fiscal year (“2019”) ended on December 28, 2019, each fiscal year is 52 weeks in length.

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

Going concern

We acknowledge that we continue to face a challenging competitive environment as we continue to focus on our overall profitability, including managing expenses. We reported a net loss of $11,964 and $5,608 for the fiscal years ended December 28, 2019 and December 29, 2018, respectively. In addition, the Company has as of December 28, 2019 total current assets of $8,839 and total current liabilities $17,573 resulting in a net negative working capital of $8,734.

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

Based on the above, management has concluded that at December 28, 2019 the Company is not aware and did not identify any other conditions or events that would cause the Company to not be able to continue business as a going concern for the next twelve months.

Restatement

During the fiscal year ended December 29, 2018, the Company did not disclose the following potential obligation rising from lease guarantees.

As disclosed and as discussed in Note 4: Note Receivable, on December 30, 2017, the Company disposed of its retail appliance segment and sold ApplianceSmart to the Purchaser. In connection with that sale, as of December 29, 2018, the Company had an aggregate amount of future real property lease payments of approximately $5,000, which represented amounts guaranteed or which may be owed under certain lease agreements to third party landlords in which the Company either remains the counterparty, is a guarantor, or has agreed to remain contractually liable under the lease (“ApplianceSmart Leases”). As of December 29, 2018, there were five ApplianceSmart Leases with Company guarantees, one terminating December 31, 2020, April 30, 2021, August 14, 2021, December 31, 2022 and June 30, 2025, respectively.

It could not be determined at December 29, 2018 that the Company would incur any loss related to its contractual liability for a maximum potential amount of future undiscounted lease payments of approximately $5,000. The Company evaluated the fair value of its potential obligation under the guidance of ASC 450: Contingencies and ASC 460: Guarantees. As a result, the Company did not have any accrued amount of liability associated with these future guaranteed lease payments as the fair value of the potential liability was immaterial. The fair value was calculated based on the undiscounted lease payments, a discount rate equivalent to current interest rates associated with the real estate lease and a remote probability weighting.

The ApplianceSmart Leases either have the Company as the contract tenant only, or in the contract reflects a joint tenancy with ApplianceSmart. ApplianceSmart is the occupant of the ApplianceSmart Leases. The Company does not have the right to use the ApplianceSmart lease assets nor is the Company the primary obligor of the lease payments, hence capitalization under ASC 842 was not required. The ApplianceSmart Leases have historically been used by ApplianceSmart for its business operations and the rent and other amounts owed under such leases has been and is being paid by ApplianceSmart historically and in the future.

Any potential amounts paid out for the Company obligations and or guarantees under ApplianceSmart Leases would be recoverable to the extent there were assets available from ApplianceSmart – See Notes 4 and 22. ApplianceSmart Leases are related party transactions. The Company divested itself of the ApplianceSmart Leases and leaseholds with the sale of ApplianceSmart to Purchaser on December 30, 2017.

Note 2:	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on the previously reported net income (loss) or stockholders’ equity. The table below details the balance sheet reclassifications:

	December 29, 2018 as reported	Reclasses		December 29, 2018 current presentation
Assets
Cash and cash equivalents	$1,195	$—		$1,195
Trade and other receivables, net	5,804	—		5,804
Income taxes receivable	101	—		101
Inventories	801	—		801
Prepaid expenses and other current assets	617	419	a	1,036
Total current assets	8,518	419		8,937
Note receivable - ApplianceSmart Holdings, LLC a subsidiary of Live Ventures Incorporated	3,837	—		3,837
Property and equipment, net	617	(406)	b	211
Intangible assets, net	20,988	406	b	21,394
Deposits and other assets	661	—		661
Total assets	$34,621	$419		$35,040
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$3,169	$—		$3,169
Accrued liabilities - other	1,118	—		1,118
Accrued liability - California Sales Taxes	4,722	—		4,722
Short term debt	256	419	a	675
Total current liabilities	9,265	419		9,684
Deferred income taxes, net	3,549	—		3,549
Other noncurrent liabilities	196	—		196
Total liabilities	13,010	419		13,429
Commitments and Contingencies
Stockholders' equity:
Preferred stock, series A	—	—		—
Common stock	2	—		2
Additional paid in capital	38,660	—		38,660
Accumulated deficit	(16,518)	—		(16,518)
Accumulated other comprehensive loss	(533)	—		(533)
Total stockholders' equity	21,611	—		21,611
Total liabilities and stockholders' equity	$34,621	$419		$35,040
a.

As of December 31, 2018, the Company has $419 of unamortized debt issuance costs associated with a revolving credit facility. Because there was no balance outstanding on the credit facility as of December 31, 2018, the Company should have reclassified the debt issuance costs from a contra liability to a deferred asset.

b.

During fiscal 2019, the Company noted that its internally developed software, net of amortization, of $406 was included in property, plant and equipment instead of intangibles as of December 29, 2018.  The Company has reclassified its internally developed software from property, plant and equipment to intangibles as of December 29, 2018.

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

Financial Instruments

Financial instruments consist primarily of cash equivalents, trade and other receivables, notes receivables, and obligations under accounts payable, accrued expenses and notes payable. The carrying amounts of cash equivalents, trade receivables and other receivables, accounts payable, accrued expenses and short-term notes payable approximate fair value because of the short maturity of these instruments. The fair value of the long-term debt is calculated based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements, unless quoted market prices were available (Level 2 inputs). The carrying amounts of long-term debt at December 28, 2019 and December 29, 2018 approximate fair value.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase. Fair value of cash equivalents approximates carrying value.

Trade Receivables and Allowance for Doubtful Accounts

We carry unsecured trade receivables at the original invoice amount less an estimate made for doubtful accounts based on a monthly review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. We write off trade receivables when we deem them uncollectible. We record recoveries of trade receivables previously written off when we receive them. We consider a trade receivable to be past due if any portion of the receivable balance is outstanding for more than ninety days. We do not charge interest on past due receivables. Our management considers the allowance for doubtful accounts of $29 and $29 to be adequate to cover any exposure to loss as of December 28, 2019, and December 29, 2018, respectively.

Inventories

Inventories, consisting primarily of appliances, are stated at the lower of cost, determined on a specific identification basis, or net realizable value. We provide estimated provisions for the obsolescence of our appliance inventories, including adjustment to market, based on various factors, including the age of such inventory and our management’s assessment of the need for such provisions. We look at historical inventory aging reports and margin analyses in determining our provision estimate. A revised cost basis is used once a provision for obsolescence is recorded. The Company does not have a reserve for obsolete inventory at December 28, 2019 and December 29, 2018.

Property and Equipment

Property and Equipment are stated at cost less accumulated depreciation. Expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of assets are capitalized. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The useful lives of building and improvements are 3 to 30 years, transportation equipment is 3 to 15 years, machinery and equipment are 5 to 10 years, furnishings and fixtures are 3 to 5 years and office and computer equipment are 3 to 5 years. Depreciation expense was $99 and $270 for the fiscal years ended December 28, 2019 and December 29, 2018, respectively.

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

There was no impairment of intangibles as of December 28, 2019 based on the annual intangible asset impairment test performed as of that date.

The Company’s intangible assets consist of customer relationship intangibles, trade names, licenses for the use of internet domain names, Universal Resource Locators, or URL’s, software, patent USPTO reference No. 10,182,402, and historical know-how, designs and related manufacturing procedures. Upon acquisition, critical estimates are made in valuing acquired intangible assets, which include but are not limited to: future expected cash flows from customer contracts, customer lists, and estimating cash flows from projects when completed; tradename and market position, as well as assumptions about the period of time that customer relationships will continue; and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from the assumptions used in determining the fair values. All intangible assets are capitalized at their original cost and amortized over their estimated useful lives as follows: domain name and marketing – 3 to 20 years; software – 3 to 5 years, technology intangibles – 7 years, customer relationships – 7 to 15 years. Intangible amortization expense is $3,977 and $3,730 for the years ended December 28, 2019, and December 29, 2018, respectively.

Revenue Recognition

We provide replacement appliances and provide appliance pickup and recycling services for consumers (“end users”) of public utilities, our customers. We receive as part of our de-manufacturing and recycling process revenue from scrap dealers for refrigerant, steel, plastic, glass, copper and other residual items.

We account for revenue in accordance with Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606) and related ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12 and ASU No. 2016-20, which provide supplementary guidance, and clarifications.

Under the revenue standard revenue is recognized as follows:

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

Technology Revenue

We currently are not generating any revenue from our Technology segment.

Biotechnology Revenue

We currently are not generating any revenue in our Biotechnology segment.

Contract Liability

Receivables are recognized in the period we ship the product or provide the service. Payment terms on invoiced amounts are based on contractual terms with each customer. When we receive consideration, or such consideration is unconditionally due, prior to transferring goods or services to the customer under the terms of a sales contract, we record deferred revenue, which represents a contract liability. We recognize a contract liability as net sales once control of goods and/or services have been transferred to the customer and all revenue recognition criteria have been met and any constraints have been resolved. We defer the product costs until recognition of the related revenue occurs.

Assets Recognized from Costs to Obtain a Contract with a Customer

We recognize an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. We have concluded that no material costs have been incurred to obtain and fulfill our FASB Accounting Standards Codification, or ASC 606 contracts, meet the capitalization criteria, and as such, there are no material costs deferred and recognized as assets on the consolidated balance sheet at December 28, 2019 or December 29, 2018.

Other:

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

Revenue recognized for Company contracts - $32,136 and $32,459 for the 52 weeks ended December 28, 2019 and December 29, 2018, respectively. Byproduct revenue is non-contract revenue and amounts for Byproduct revenue have been excluded from Revenue recognized for Company contracts for all periods presented.

Shipping and Handling

The Company classifies shipping and handling charged to customers as revenues and classifies costs relating to shipping and handling as cost of revenues.

Advertising Expense

Advertising expense is charged to operations as incurred. Advertising expense was $827 and $1,101 for the years ended December 28, 2019 and December 29, 2018, respectively.

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

Lease Accounting

We adopted Accounting Standards Update No. 2016-02, Leases (Topic 842) at the beginning of our fiscal year, December 30, 2018, using the modified retrospective approach with transition relief. This accounting standard requires all lessees to record the impact of leasing contracts on the balance sheet as a right to use asset and corresponding liability. This is measured by taking the present value of the remaining lease payments over the lease term and recording a right to use asset (“ROU”) and corresponding lease obligation for lease payments. Rent expense is realized on a straight-line basis and the lease obligation is amortized based on the effective interest method. Adoption of this standard resulted in the recognition of a $1,600 Right of Use asset and corresponding liability and a $63 adjustment to retained earnings. Adoption of the new standard did not materially impact our consolidated net earnings or cash flows.  The amounts recognized reflect the present value of remaining lease payments for all leases that have a lease term greater than 12 months. The discount rate used is an estimate of the Company’s incremental borrowing rate based on information available at lease commencement.

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

The weighted average lease term for operating leases is 24 months and the weighted average discount rate is 8%.

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

Segment Reporting

ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a Company’s management organizes segments within the Company for making operating decisions and assessing performance. The Company determined it has three reportable segments (See Note 21).

Concentration of Credit Risk

The Company maintains cash balances at several banks in several states including, Minnesota, California and Nevada. Accounts are insured by the Federal Deposit Insurance Corporation up to $250 per institution. At times, balances may exceed federally insured limits.

Recently Issued Accounting Pronouncements

Credit Losses

In June 2016, the Financial Accounting Standards Board issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which introduces a new approach to estimate credit losses on certain types of financial instruments based on expected losses instead of incurred losses. It also modifies the impairment model for available-for-sale debt securities and provides a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU No. 2016-13 is effective for smaller reporting companies for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years. Early adoption is permitted. We are currently assessing the impact of adopting this new accounting standard on our Consolidated Financial Statements and related disclosures.

Note 3: Trade and other receivables

	December 28, 2019	December 29, 2018
Trade receivables, net	$7,226	$5,064
Factored accounts receivable	(2,165)	(582)
Prestige Capital reserve receivable	415	106
Due from Recleim	913	819
Other receivables	189	397
Trade and other receivables, net	$6,578	$5,804

Trade accounts receivable	$5,928	$3,350
Un-billed trade receivables	1,327	1,743
Accounts receivable reserve	(29)	(29)
Total trade receivables, net	$7,226	$5,064

Note 4:	Note receivable

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

Between March 31, 2018 and April 24, 2018, the Purchaser and the Company negotiated in good faith the method of payment of the remaining outstanding balance of the Purchase Price. On April 25, 2018, the Purchaser delivered to the Company a promissory note (the “ApplianceSmart Note”) in the original principal amount of $3,919 (the “Original Principal Amount”), as such amount may be adjusted per the terms of the ApplianceSmart Note. The

ApplianceSmart Note is effective as of April 1, 2018 and matures on April 1, 2021 (the “Maturity Date”). The ApplianceSmart Note bears interest at 5% per annum with interest and principal payable at the Maturity Date. ApplianceSmart provided the Company a guaranty of repayment of the ApplianceSmart Note. The remaining $2,581 of the Purchase Price was paid in cash by the Purchaser to the Company. The Purchaser may reborrow funds, and pay interest on such re-borrowings, from the Company up to the Original Principal Amount. Subsequent to December 30, 2017, ApplianceSmart assumed $1,901 in liabilities from the Company. For the 52 weeks ended December 29, 2018, the original balance owed to the Company of $6,500, increased with new borrowings of $1,819 and decreased with repayments of $2,581 and debt assumed of $1,901 represents a net amount due from the Purchaser, now in the form of a note receivable.

On December 26, 2018, the ApplianceSmart Note was amended and restated to grant the Company a security interest in the assets of the Purchaser, ApplianceSmart, and ApplianceSmart Contracting Inc. in exchange for modifying the repayments terms to provide for the payment in full of all accrued interest and principal on the Maturity Date of the ApplianceSmart Note.

On March 15, 2019, the Company entered into agreements with third parties pursuant to which it agreed to subordinate the payment of indebtedness under the ApplianceSmart Note and the Company’s security interest in the assets of ApplianceSmart in exchange for a prepayment of up to $1,200. Additionally, the Company advanced ApplianceSmart $355 during fiscal 2019 under the ApplianceSmart Note.

On December 9, 2019, ApplianceSmart filed a voluntary petition in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of Title 11 of the United States Code.  As a result, the Company has recorded an impairment charge of $2,992 for the amount owed by ApplianceSmart to the Company as of December 28, 2019.   The outstanding balance of the ApplianceSmart Note at December 28, 2019 and December 29, 2018 was $2,992 and $3,837, respectively, exclusive of the impairment charge.

Note 5:	Inventory

Inventories of continuing operations, consisting principally of appliances, are stated at the lower of cost, determined on a specific identification basis, or net realizable value and consist of the following as of December 28, 2019 and December 29, 2018:

	December 28, 2019	December 29, 2018
Appliances held for resale	$1,148	$801
Raw material - chips	200	—
Total inventory	$1,348	$801

We provide estimated provisions for the obsolescence of our appliance inventories, as necessary, including adjustments to net realizable value, based on various factors, including the age of such inventory and our management’s assessment of the need for such provisions. We look at historical inventory aging reports and margin analyses in determining our provision estimate. A revised cost basis is used once a provision for obsolescence is recorded.

Note 6:	Prepaids and other current assets

Prepaids and other current assets as of December 28, 2019 and December 29, 2018 consist of the following:

	December 28, 2019	December 29, 2018
Prepaid insurance	$282	$271
Prepaid consulting fees	—	265
Prepaid other	74	81
Debt issuance costs, net	—	419
	$356	$1,036

Debt issuance costs, net

On November 8, 2016, the Company entered into a securities purchase agreement with Energy Efficiency Investments, LLC (“EEI”) pursuant to which the Company agreed to issue up to $7,732 principal amount of 3% Original Issue Discount Senior Convertible Promissory Notes of the Company and related common stock purchase warrants. These notes may be issued from time to time, up to such aggregate principal amount, at the request of the Company, subject to certain conditions, or at the option of EEI. Interest accrued at the rate of 8% per annum on the principal amount of the notes outstanding from time to time, and was payable at maturity or, if earlier, upon conversion of these notes. The debt issuance costs of the EEI note at the time at the time of the agreement were $740 and were being amortized over 60 months. The debt issuance costs were considered an asset for accounting purposes since the Company did not have any principal outstanding. On December 31, 2019, the Company terminated its agreement with EEI, as a result, the Company fully amortized debt issuance costs of $419 during the 2019 fiscal year.

Note 7:	Property and equipment

Property and equipment of continuing operations as of December 28, 2019 and December 29, 2018 consist of the following:

	Useful Life (Years)	December 28, 2019	December 29, 2018
Buildings and improvements	3-30	$69	$67
Equipment	3-15	2,314	2,166
Projects under construction		120	58
Property and equipment		2,503	2,291
Less accumulated depreciation		(2,179)	(2,080)
Property and equipment, net		$324	$211

Depreciation expense was $99 and $268 for fiscal years 2019 and 2018, respectively. During 2018, property and equipment with a net book value of $54 was sold resulting in a gain on sale of $5.

Note 8:	Intangible assets

Intangible assets as of December 28, 2019 and December 29, 2018 consist of the following:

	December 28, 2019	December 29, 2018
Intangible assets GeoTraq	$26,096	$26,096
Patents and domains	23	19
Computer software	4,167	3,883
	30,286	29,998
Less accumulated amortization	(12,581)	(8,604)
	$17,705	$21,394

The useful life and amortization period of the GeoTraq intangible acquired is seven years. Intangible amortization expense for continuing operations was $3,977 and $3,730 for fiscal years 2019 and 2018, respectively.

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

$10,134, to reflect the future tax liability attributable to the GeoTraq asset acquired. There were no other assets acquired or liabilities assumed.

Note 9:	Deposits and other assets

Deposits and other assets of continuing operations as of December 28, 2019 and December 29, 2018 consist of the following:

	December 28, 2019	December 29, 2018
Deposits	$195	$561
Other	77	100
	$272	$661

Deposits are primarily refundable security deposits with landlords the Company leases property from.

Note 10: Leases

We adopted ASC 842 as of the beginning of our fiscal year. The adoption of this new accounting standard required us to recognize a Right of Use Assets for our operating leases of $1,600. The amount recorded is the present value of all remaining lease payments for leases with terms greater than 12 months. The right of use asset is offset by a corresponding liability. The discount rate is based on an estimate of our incremental borrowing rate for terms similar to our lease terms at the time of lease commencement. The asset will be amortized over remaining lease terms.

Using the modified retrospective approach with transition relief, we recorded operating lease right of use assets and obligations of approximately $1,600 and a $63 adjustment to retained earnings. Adoption of the new standard did not materially impact our consolidated net earnings or cash flows. The amounts recognized reflect the present value of remaining lease payments for all leases. The discount rate used is an estimate of the Company’s incremental borrowing rate based on information available at lease commencement. In considering the lease asset value, the company considers fixed and variable payment terms, prepayments and options to extend, terminate or purchase. Renewal, termination or purchase options affect the lease term used for determining lease asset value only if the option is reasonably certain to be exercised. See the Note 2 on Lease Accounting.

Total present value of lease payments as of December 28, 2019:

2020	$1,161
2021	705
2022	162
2023	50
Total	2,078
Less interest	(149)
Present value of payments	$1,929

During the year ended December 28, 2019, $1,284 was included in operating cash flow for amounts paid for operating leases.

Additionally, we obtained right-of-use assets in exchange for lease liabilities of approximately $1,400 upon commencement of operating leases during the year ended December 28, 2019.

Note 11:  Accrued liabilities

Accrued liabilities of continuing operations as of December 28, 2019 and December 29, 2018 consist of the following:

	December 28, 2019	December 29, 2018
Compensation and benefits	$809	$567
Contract liability	515	—
Accrued incentive and rebate checks	988	316
Accrued rent	228	16
Accrued guarantees	767	—
Other	631	219
	$3,938	$1,118

Note 12: Accrued liability – California sales tax

We operate in fourteen states in the U.S. and in various provinces in Canada. From time to time, we are subject to sales and use tax audits that could result in additional taxes, penalties and interest owed to various taxing authorities.

The California Department of Tax and Fee Administration (formerly known as the California Board of Equalization) (“CDTFA”) conducted a sales and use tax examination covering ARCA Recycling’s California operations for years 2011, 2012 and 2013. The Company believed it was exempt from collecting sales taxes under service agreements with utility customers that included appliance replacement programs. During the fourth quarter of 2014, the Company received communication from the CDTFA indicating they were not in agreement with the Company’s interpretation of the law. As a result, the Company applied for and, as of February 9, 2015, received approval to participate in the CDTFA’s Managed Audit Program. The period covered under this program included years 2011, 2012, 2013 and extended through the nine-month period ended September 30, 2014.

On April 13, 2017 the Company received the formal CDTFA assessment for sales tax for tax years 2011, 2012 and 2013 in the amount of $4,132 plus applicable interest of approximately $500 related to the appliance replacement programs that the Company administered on behalf of its customers on which it did not assess, collect or remit sales tax. The Company has appealed this assessment to the CDTFA Appeals Bureau.  The appeal remains in process. Interest continues to accrue until the matter is settled.

As of December 28, 2019, and December 29, 2018, our accrued liability for California sales tax was $5,438 and $4,722, respectively.

Note 13:	Income taxes

For fiscal year 2019 and 2018, we recorded an income tax benefit of $3,197 and $727, respectively, which consisted of the following:

	For the 52-week period ended
	December 28, 2019	December 29, 2018
Current tax expense:
State	$(80)	$(511)
Federal	—	(8)
Current tax expense	$(80)	$(519)
Deferred tax benefit - domestic	3,277	1,246
Benefit of income taxes	$3,197	$727

A reconciliation of our benefit of income taxes with the federal statutory tax rate for fiscal years 2019 and 2018 is shown below:

	For the 52-week period ended
	December 28, 2019	December 29, 2018
U.S statutory rate	21.00%	21.00%
State tax rate	1.79%	-14.02%
Foreign rate differential	0.16%	0.00%
Permanent differences	-0.13%	-0.52%
Change in valuation allowance	-0.67%	12.63%
Other	-0.60%	-5.87%
	21.55%	13.22%

Loss before benefit of income taxes was derived from the following sources for fiscal years 2019 and 2018 as shown below:

	For the 52-week period ended
	December 28, 2019	December 29, 2018
United States	$(14,497)	$(5,500)
Canada	(664)	(835)
	$(15,161)	$(6,335)

The components of net deferred tax assets (liabilities) as of December 28, 2019 and December 29, 2018, are as follows:

	December 28, 2019	December 29, 2018
Deferred tax assets (liabilities):
Allowance for bad debts	$802	$7
Accrued expenses	1,623	998
Accrued compensation	62	39
Prepaid expenses	(93)	(147)
Net operating loss	2,045	292
Lease liability	504	—
Tax credits	256	256
Share-based compensation	125	271
Intangibles	(4,585)	(5,068)
Property and equipment	(652)	(103)
Deferred rent	—	12
Unrealized losses (gains)	141	129
Section 163(j) interest	288	172
	516	(3,142)
Less: valuation allowance	(786)	(407)
Net deferred tax assets (liabilities)	$(270)	$(3,549)

As of December 28, 2019, the Company has net operating loss carryforwards of approximately $6,600 for federal income tax purposes, which will be available to offset future taxable income. Due to recent tax legislation, these net operating losses are eligible for indefinite carryforward, limited by certain taxable income limitations. The Company has certain foreign tax credits available but has recorded a full valuation allowance against these tax credits until the Company has sufficient foreign source income to utilize these credits. The Company continues to have a full valuation allowance against its Canadian operations. The Company released approximately $700 of valuation allowance related to state net operating losses due to sufficient income in those jurisdictions or otherwise expired.

The Company annually conducts an analysis of its uncertain tax positions and has concluded that it has no uncertain tax positions as of December 28, 2019. The Company’s policy is to record uncertain tax positions as a component of income tax expense. The Company was selected for examination by the IRS for its 2016 tax year which was settled in November 2019 with no adjustments.

Note 14:	Short term debt

Short term debt and other financing obligations as of December 28, 2019 and December 29, 2018, consist of the following:

	December 28, 2019	December 29, 2018
AFCO Finance	$155	$193
GE 8% loan agreement	125	482
Total short term debt	$280	$675

MidCap Financial Trust

On May 10, 2017, we entered into a Credit and Security Agreement (“Credit Agreement”) with MidCap Financial Trust (“MidCap Financial Trust”), as a lender and as agent for itself and other lenders under the Credit Agreement. The Credit Agreement provided us with a $12,000 revolving line of credit, which may be increased to $16,000 under certain terms and conditions (the “MidCap Revolver”). The MidCap Revolver had a stated maturity date of May 10, 2020. The MidCap Revolver was collateralized by a security interest in substantially all of our assets. The lender was also secured by an inventory repurchase agreement with Whirlpool Corporation for Whirlpool purchases only.

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

AFCO Finance

On July 2, 2018, we entered into a financing agreement with AFCO Credit Corporation (“AFCO”) purchased through Marsh Insurance to fund the annual premiums on insurance policies due June 1, 2018. These policies related to workers’ compensation and various liability policies including, but not limited to, General, Auto, Umbrella, Property, and Directors’ and Officers’ insurance. The total amount of the premiums financed was $556 with an interest rate of 4.5%. An initial down payment of $56 was due before July 1, 2018 with additional monthly payments of: $57 will be made beginning July 1, 2018 and ending September 1, 2018; and $65 will be made beginning October 1, 2018 and ending March 1, 2019.

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

The outstanding principal due AFCO at December 28, 2019 and December 29, 2018 was $155 and $193, respectively.

GE

On August 14, 2017 as a part of the sale of the Company’s equity interest in AAP, Recleim LLC, a Delaware limited liability company (“Recleim”), agreed to undertake, pay or assume the Company’s GE obligations consisting of a promissory note (GE 8% loan agreement) and other payables which were incurred after the issuance of such promissory note. Recleim has agreed to indemnify and hold the Company harmless from any action to be taken by GE relating to such obligations. The Company has an offsetting receivable due from Recleim. Recleim has paid into an escrow account the money to pay the GE 8% loan agreement in full. The money will not be remitted to GE until the outcome of the arbitration of the legal matter described in Note 15.

Note 15:	Commitments and Contingencies

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

On November 15, 2016, the Company served an arbitration demand on Haier US Appliance Solutions, Inc., dba GE Appliances (“GEA”), alleging breach of contract and interference with prospective business advantage. The Company seeks over $2,000 in damages. On April 18, 2017, GEA served a counterclaim for approximately $337 in alleged obligations under the parties’ recycling agreement. Simultaneously with serving its counterclaim in the arbitration, which is venued in Chicago, GEA filed a complaint in the United States District Court for the Western District of Kentucky seeking damages of approximately $530 plus interest and attorneys’ fees allegedly owed under a previous agreement between the parties. On December 12, 2017, the court stayed GEA’s complaint in favor of the arbitration. Under the terms of the Company’s transaction with Recleim LLC (“Recleim”), Recleim is obligated to pay GEA on the Company’s behalf the amounts claimed by GEA in the arbitration and in the lawsuit pending in Kentucky. Those amounts have been paid into escrow pending the outcome of the arbitration. Arbitration proceedings were held in October and November 2019.  On March 5, 2020, the arbitrator ruled in part in favor of the Company and in part in favor of GEA, and, as a result, GEA was awarded approximately $125 in damages.

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

Other Commitments

As previously disclosed and as discussed in Note 4: Note receivable, on December 30, 2017, the Company disposed of its retail appliance segment and sold ApplianceSmart to the Purchaser. In connection with that sale, as of December 28, 2019 the Company has an aggregate amount of future real property lease payments of $767, which represents amounts guaranteed or which may be owed under certain lease agreements to third party landlords in which the Company either remains the counterparty, is a guarantor, or has agreed to remain contractually liable under the lease (“ApplianceSmart Leases”).

The Company evaluated the fair value of its potential obligation under the guidance of ASC 450: Contingencies and ASC 460: Guarantees. As a result, the Company accrued the amount of liability associated with these future guaranteed lease payments. The fair value was calculated based on the amounts reported as part of the bankruptcy proceedings as ApplianceSmart terminated the leases prior to the lease termination date.

As of December 29, 2018, the Company has an aggregate amount of future real property lease payments of approximately $5,000, which represents amounts guaranteed or which may be owed under certain lease agreements to third party landlords in which the Company either remains the counterparty, is a guarantor, or has agreed to remain contractually liable under the lease. As of December 29, 2018, there were six ApplianceSmart Leases with Company guarantees, one terminating February 28, 2019, December 31, 2020, April 30, 2021, August 14, 2021, December 31, 2022 and June 30, 2025, respectively.

For the fiscal year ended December 29, 2018, the Company had not recorded any accrued liability associated with these future guaranteed lease payments as the fair value of the potential liability was immaterial and it was not probable the Company would have any cash outflow resulting from the guarantee. The fair value was calculated based on the undiscounted lease payments, a discount rate equivalent to current interest rates associated with the leased real estate and a remote probability weighting of 1%.

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

The Company is party from time to time to other ordinary course disputes that we do not believe to be material to our financial condition as of December 28, 2019.

Contract liabilities rollforward

The following table summarizes the contract liability activity for the year ended December 28, 2019:

Beginning balance, December 29, 2018	$—
Accrued	553
Settled	(38)
Ending balance, December 28, 2019	$515

Note 16:	Series A Preferred Stock

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

Note 17:	Shareholders’ Equity

Common Stock: After giving effect to the Reverse Stock Split, our Articles of Incorporation authorize 10,000,000 shares of common stock that may be issued from time to time having such rights, powers, preferences and designations as the Board of Directors may determine.  During fiscal year 2019, 224,483 common shares were issued as compensation to employees and consultants with a fair value of $500. During fiscal year 2018, 274,834 shares of common stock were granted and issued in lieu of professional services at a fair value of $919, and EEI converted its outstanding note into 44,623 shares of common stock at a fair value of $101. As of December 28, 2019, and December 29, 2018, there were 1,919,048 and 1,694,565 shares, respectively, of common stock issued and outstanding.

Stock options: The 2016 Plan, which replaces the 2011 Plan, authorizes the granting of awards in any of the following forms: (i) incentive stock options, (ii) nonqualified stock options, (iii) restricted stock awards, and (iv) restricted stock units, and expires on the earlier of October 28, 2026, or the date that all shares reserved under the 2016 Plan are issued or no longer available. The 2016 Plan provides for the issuance of up to 400,000 shares of common stock pursuant to awards granted under the 2016 Plan. Options granted to employees typically vest over two years, while grants to non-employee directors vest in six months. As of December 28, 2019 and December 29, 2018, 4,000 options were outstanding under the 2016 Plan.

Our 2011 Plan authorizes the granting of awards in any of the following forms: (i) stock options, (ii) stock appreciation rights, and (iii) other share-based awards, including but not limited to, restricted stock, restricted stock units or performance shares, and expires on the earlier of May 12, 2021, or the date that all shares reserved under the 2011 Plan are issued or no longer available. As of December 28, 2019 and December 29, 2018, 40,400 and 96,900 options, respectively, were outstanding under the 2011 Plan. No additional awards will be granted under the 2011 Plan.

No options were granted during fiscal year 2019 and 2018. All outstanding options are vested and exerciseable.

Additional information relating to all outstanding options is as follows:

	Options	Weighted Average Exercise	Aggregate Intrinsic	Weighted Average Remaining Contractual
	Outstanding	Price	Value	Life
Balance December 30, 2017	125,500	$12.80	$—	4.22
Cancelled/expired	(24,600)	19.89
Balance at December 29, 2018	100,900	$11.07	$—	3.84
Cancelled/expired	(56,500)	9.30
Balance at December 28, 2019	44,400	$13.31	$—	3.00

We recognized share-based compensation expense of $631 and $656 for fiscal years 2019 and 2018, respectively.

Warrants:

As of December 28, 2019 and December 29, 2018, there were 33,363 warrants outstanding to purchase 33,363 shares of common stock at a price of $3.40 per share that expire in May 2020.

Note 18:	Loss per share

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

The following table presents the computation of basic and diluted net earnings per share:

	For the 52-Week Period Ended
	December 28, 2019	December 29, 2018
Net loss	$(11,964)	$(5,608)
Basic loss per share	$(6.78)	$(3.75)
Diluted earnings (loss) per share	$(6.78)	$(3.75)
Weighted average common shares outstanding, basic and diluted	1,763,670	1,494,941

Potentially dilutive securities were excluded from the calculation of diluted net income per share for years ended December 28, 2019 and December 29, 2018. Securities totalling 337,492 and 422,851, respectively, for each fiscal year, because the effects were anti-dilutive based on the application of the treasury stock method. Series A preferred shares issued and outstanding are excluded from dilutive securities until the conditions for conversion have been satisfied. See Notes 16 and 17.

Note 19:	Major customers and suppliers

For the fiscal year ended December 28, 2019, one customer represented 13% of our total revenues. For the fiscal year ended December 29, 2018, one customer represented 19% of our total revenues. As of December 28, 2019, three customers each represented 10% or more of our total trade receivables for a combined total of 49%. As of December 29, 2018, three customers, each represented more than 10% of our total trade receivables, for a total of 38% of our total trade receivables.

During the fiscal years ended December 28, 2019 and December 29, 2018, we purchased appliances for resale from three suppliers. We have and are continuing to secure other vendors from which to purchase appliances. However, the curtailment or loss of one of these suppliers or any appliance supplier could adversely affect our operations.

Note 20:	Defined contribution plan

We have a defined contribution salary deferral plan covering substantially all employees under Section 401(k) of the Internal Revenue Code. We contribute an amount equal to 10 cents for each dollar contributed by each employee up to a maximum of 5% of each employee’s compensation. We recognized expense for contributions to the plans of $61 and $40 for fiscal years 2019 and 2018, respectively.

Note 21:	Segment information

We operate within targeted markets through three reportable segments: biotechnology, recycling and technology. The biotechnology segment started in September 2019 and is focused on development of new and innovative solutions for ending the opioid epidemic ranging from digital technologies to educational advocacy. The recycling segment includes all fees charged and costs incurred for collecting, recycling and installing appliances for utilities and other customers. The recycling segment also includes byproduct revenue, which is primarily generated through the recycling of appliances. The nature of products, services and customers for both segments varies significantly. As such, the segments are managed separately. Our Chief Executive Officer has been identified as the Chief Operating Decision Maker (“CODM”). The CODM evaluates performance and allocates resources based on sales and income from operations of each segment. Income (loss) from operations represents revenues less cost of revenues and operating expenses, including certain allocated selling, general and administrative costs. There are no intersegment sales or transfers.

The following tables present our segment information for fiscal years 2019 and 2018:

	For the 52-Week Period Ended
	December 28, 2019	December 29, 2018
Revenues
Recycling	$35,097	$36,794
Biotechnology	—	—
Technology	—	—
Total Revenues	$35,097	$36,794
Gross profit
Recycling	$7,786	$11,053
Biotechnology	—	—
Technology	—	—
Total Gross profit	$7,786	$11,053
Operating loss
Recycling	$(6,397)	$(1,051)
Biotechnology	(1,038)
Technology	(4,996)	(5,046)
Total Operating loss	$(12,431)	$(6,097)
Depreciation and amortization
Recycling	$346	$268
Biotechnology	—	—
Technology	3,730	3,730
Total Depreciation and amortization	$4,076	$3,998
Interest expense, net
Recycling	$1,480	$668
Biotechnology	—	—
Technology	—	—
Total Interest expense	$1,480	$668
Net loss before provision for income taxes
Recycling	$(9,008)	$(1,289)
Biotechnology	(1,038)	—
Technology	(5,115)	(5,046)
Total Net loss before provision for income taxes	$(15,161)	$(6,335)

	As of	As of
	December 28, 2019	December 29, 2018
Assets
Recycling	$11,505	$13,985
Biotechnology	—	—
Technology	17,529	21,055
Total Assets	$29,034	$35,040
Intangible Assets
Recycling	$465	$425
Biotechnology	—	—
Technology	17,240	20,969
Total Intangible Assets	$17,705	$21,394

Note 22:	Related parties

Tony Isaac, the Company’s Chief Executive Officer, is the father of Jon Isaac, President and Chief Executive Officer of Live Ventures Incorporated (“Live”) and managing member of Isaac Capital Group LLC, a greater than 5% stockholder of the Company. Tony Isaac, Chief Executive Officer, Virland Johnson, Chief Financial Officer, Richard Butler, Board of Directors member, and Dennis Gao, Board of Directors member of the Company, are Board of Directors member, Chief Financial Officer, Board of Directors member, and Board of Directors members, respectively, of Live. The Company also shares certain executive, accounting and legal services with Live. The total services shared were $193 and $211 for fiscal years ending December 28, 2019 and December 29, 2018, respectively. Customer Connexx rents approximately 9,879 square feet of office space from Live Ventures Incorporated at its Las Vegas, NV office. The total rent and common area expense were $177 and $174 for fiscal years ending December 28, 2019 and December 29, 2018, respectively.

ApplianceSmart Note

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

On March 15, 2019, the Company entered into subordination agreements with third parties pursuant to which it agreed to subordinate the payment of indebtedness under the ApplianceSmart Note and the Company’s security interest in the assets of ApplianceSmart and other related parties in exchange for up to $1,200 payable within 15 days of the agreement. ApplianceSmart can re-borrow up to the principal amount of the Note, $3,919. Additionally, the Company advanced ApplianceSmart $355 during fiscal 2019 under the ApplianceSmart Note.

On December 9, 2019, ApplianceSmart filed a voluntary petition (the “Chapter 11 Case”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”).

For discussion related to potential obligations and or guarantees under ApplianceSmart Leases, see Note 15.

Related Party Note

On August 28, 2019, ARCA Recycling entered into and delivered to Isaac Capital Group, LLC (the “Lender”), a secured revolving line of credit promissory note, whereby the Lender agreed to provide the ARCA Recycling with a $2,500 revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility matures on August 28, 2020. The Revolving Credit Facility bears interest at 8.75% per annum and provides for the payment of interest, monthly in arrears. ARCA Recycling will pay a loan fee of 2.0% on each borrowing made under the Revolving Credit Facility. On August 28, 2019, ARCA Recycling received an advance of $1,000 under the Revolving Credit Facility. In connection with entering into the Revolving Credit Facility, the Borrower also entered into a security agreement in favor of the Lender, pursuant to which ARCA Recycling granted a security interest in all of its assets to the Lender. The obligations of ARCA Recycling under the Revolving Credit Facility are guaranteed by the Company. The foregoing transaction did not include the issuance of any shares of the Company’s common stock, warrants, or other derivative securities.  The Lender is a stockholder of the Company. Jon Isaac is the manager and sole member of the Lender, and the son of Tony Isaac, the Chief Executive Officer of the Company and ARCA Recycling.

Other

Timothy Matula was granted 560,000 shares of common stock at a market price of $3.20 per share for services to be provided over the period of August 10, 2018 through February 9, 2020 on August 10, 2018.  Mr. Matula was formerly a director of the Company.

Note 23:	Subsequent events

Coronavirus

In March 2020, there was a global outbreak of COVID-19 (Coronavirus) that has resulted in changes in global supply of certain products.  These changes, including a potential economic downturn, and any potential resulting direct and indirect negative impact to the Company cannot be determined but may have a material prospective impact to the Company’s operations, cash flows, financial condition, and liquidity.  Beginning in March 2020, the outbreak has started to have a material adverse impact on our operations. For example, several customers in our appliance recycling and appliance replacement business have suspended our ability to pick up and or replace their customers’ appliances resulting in decreased revenues for both recycling and replacement business.  The future impact of the outbreak is highly uncertain and cannot be predicted and there is no assurance that the outbreak will not have a material adverse impact on the future results of the Company. The extent of the impact, if any, will depend on future developments, including actions taken to contain the coronavirus.

Litigation

On October 4, 2018, the Company initiated litigation against a former professional services provider (“PSP”), in Illinois state court, as well as a private arbitration proceeding that was scheduled to be held in Minneapolis, Minnesota, arising from PSP’s rendering of certain professional services to the Company during the period from 2011 through 2014. PSP filed a counterclaim in the arbitration seeking an award of its legal fees and costs arising from that proceeding.  The parties subsequently agreed to consolidate their respective claims into the arbitration.  The Company’s arbitration demand, as amended, sought an award of more than $50 and other relief.  On March 23, 2020, the parties entered into a settlement agreement, whereby, without any admission of liability, they exchanged mutual releases, agreed to dismiss their respective claims with prejudice, and PSP agreed to pay $800 to the Company to, among other things, assist it with certain of its costs and obligations that related to various issues underlying the arbitration proceeding.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure control and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 28, 2019, the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 28, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 29, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 regarding Internal Control – Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting was not effective as of December 28, 2019.

Management noted material weaknesses in internal control when conducting their evaluation of internal control as of December 28, 2019. (1) Insufficient information technology general controls (“ITGC”) and segregation of duties. It was noted that people who were negotiating a contract, were also involved in approving invoices without proper oversight. Additional controls and procedures are necessary and are being implemented to have check and balance on significant transactions and governance with those charged with governance authority. (2) Inadequate control design or lack of sufficient controls over significant accounting processes. The cutoff and reconciliation procedures were not effective with certain accrued and deferred expenses. (3) Insufficient assessment of the impact of potentially significant transactions, and (4) Insufficient processes and procedures related to proper recordkeeping of agreements and contracts. In addition, contract to invoice reconciliation was not effective with certain transportation service providers. As part of its remediation plan, processes and procedures have been implemented to help ensure accruals and invoices are reviewed for accuracy and properly recorded in the appropriate period. These material weaknesses remained outstanding as of the filing date of this annual report on Form 10-K and management is currently working to remedy these outstanding material weaknesses.

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

ITEM 9B. Other Information

Item 7.01. Regulation FD Disclosure.

In response to the impacts of the COVID-19 virus and public health crisis on the business of the Company, the Company hereby provides the following business update.

As of the date of this Annual Report on Form 10-K (this “Form 10-K”), in an effort to manage its financial position and further preserve financial flexibility and longevity, the Company has temporarily closed its corporate office and call center, and idled all of its recycling processing centers in the United States and Canada.  Existing employees are permitted to work from home to the extent that they are able to do so.  As of date of this Form 10-K, since January 1, 2020, the Company has laid off 112 of its 208 employees.  The Company intends to inform its landlords that it will not pay rent for April 2020 and plans to evaluate whether it will pay rent for future months based on how events surrounding the COVID-19 virus evolve, including government actions, declarations, and other orders, and any other government actions to financially assist businesses such as ARCA Recycling.  The Company’s recycling business continues to operate and serve its customers on a scaled down basis with on curb pick up where legally allowed to do so.  All of the Company’s replacement programs have been temporarily suspended until the Company is authorized to resume the programs by its customers.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and executive officers of the Company and their ages as of December 28, 2019, are as follows:

Name	Position with Company	Age
Richard D. Butler, Jr.	Director	70
Nael Hajjar	Director	35
Eric Bolling	Director and President	57
Tony Isaac	Director and Chief Executive Officer	65
Virland A. Johnson	Chief Financial Officer	59
Dennis (De) Gao (1)	Director	39

______________________

(1)	Mr. Gao resigned from the Board of Directors effective January 6, 2020 and was replaced by John Bitar as disclosed in the Company’s Current Report on Form 8-K filed with the SEC on January 10, 2020.

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

Nael Hajjar has been a director of the Company since August 2018. Mr. Hajjar is currently the Unit Head for the Annual Wholesale Trade Survey in Statistics Canada’s Manufacturing and Wholesale Trade Division. From March 2011 through May 2016, Mr. Hajjar was a Senior Analyst – Economist of Statistics Canada’s Producer Prices Division where he developed Canada’s first ever Investment Banking Services Price Index while leading the development of a variety of Financial Services Price Index development projects. We believe that Mr. Hajjar brings to the Board extensive experience in research and analysis of financial statistics, economics, and business practices in a variety of industries including manufacturing, logging, Wholesale Trade, and financial services. We believe that Mr. Hajjar also has extensive experience in project management, and he holds a Bachelor of Social Science, Honors in Economics, and Bachelor of Commerce, Option in Finance, from the University of Ottawa.

Eric Bolling has been a director and President of the Company since September 2019. Since January of 2019, Mr. Bolling has served as the host of America This Week on Sinclair Broadcasting and, since July of 2018, as the host of AMericA on Blaze TV. Between January 2007 and September 8, 2017, he served as host of a variety of programs on the Fox Business Channel news program, including Cashin’ In, The Five, and Fox News Specialists. Mr. Bolling was also involved in the development of CNBC’s Fast Money, which he left in August of 2007, when he moved to the then-new Fox Business Network as one of its financial analysts, where he hosted the business show, Happy Hour, which ran in the same time slot as his former show, Fast Money. Mr. Bolling authored the 2016 New York Time Best Seller, Wake Up America. The following year, he authored 2017 New York Time Best Seller, The Swamp: Washington’s Murky Pool of Corruption and Cronyism and How Trump Can Drain It. As a memorial to his son, who died on September 8, 2017, after ingesting a Xanax tablet laced with the opioid, fentanyl, Mr. Bolling deeply educated himself about opioid issues and established “The Eric Chase Foundation” to educate the world about the opioid crisis and to lobby for preventive and treatment measures as part of his personal commitment to ending this crisis. Mr. Bolling started his career as a commodities trader on the New York Mercantile Exchange and thereafter served five years on the NYMEX (now CME Group) board of directors. Mr. Bolling received his B.A. in Economics from Rollins College in 1984. We believe that Mr. Bolling’s experience in the financial markets and, more importantly, his passion and knowledge in the anti-opioid movement makes him well qualified to serve as our President and Chairman of our Board of Directors.

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

Dennis (De) Gao has been a director of the Company since May 2015. Mr. Gao founded Gao Management LLC in June 2016, a privately held investment company located in Las Vegas, NV.  Prior to establishing Gao Management LLC, Mr. Gao served as the CFO at Oxstones Capital Management, a privately held company and a social and philanthropic enterprise, serving as an idea exchange for the global community. From June 2008 until July 2010, Mr. Gao was a product owner at The Procter & Gamble Company for its consolidation system and was responsible for the Procter & Gamble’s financial report consolidation process. From May 2007 to May 2008, Mr. Gao was a financial analyst at the Internal Revenue Service’s CFO division. Mr. Gao has served as a director of Live Ventures Incorporated (Nasdaq: LIVE) and as a member of the Audit Committee of Live Ventures Incorporated since January 2012. Mr. Gao has a dual major Bachelor of Science degree in Computer Science and Economics from University of Maryland, and an M.B.A. specializing in finance and accounting from Georgetown University’s McDonough School of Business. We believe that Mr. Gao has significant finance, accounting and operational experience and brings substantial finance and accounting expertise to the Board.  Mr. Gao resigned from the Board of Directors on January 6, 2020 and was replaced by John Bitar as disclosed in the Company’s Current Report on Form 8-K filed with the SEC on January 10, 2020.

Virland A. Johnson was appointed Chief Financial Officer of the Company on August 21, 2017. Mr. Johnson had previously served the Company as a consultant beginning in February 2017. Mr. Johnson also continues to serve as Chief Financial Officer for Live Ventures Incorporated, a holding company of diversified businesses (Nasdaq: LIVE). Prior to joining Live Ventures Incorporated, Mr. Johnson was Sr. Director of Revenue for JDA Software from February 2010 to April 2016, where he was responsible for revenue recognition determination, sales and contract support while acting as a subject matter expert. Prior to joining JDA, Mr. Johnson provided leadership and strategic direction while serving in C-Level executive roles in public and privately held companies such as Cultural Experiences Abroad, Inc., Fender Musical Instruments Corp., Triumph Group, Inc., Unitech Industries, Inc. and Younger Brothers Group, Inc. Mr. Johnson’s more than 25 years of experience is primarily in the areas of process improvement, complex debt financings, SEC and financial reporting, turn-arounds, corporate restructuring, global finance, merger and acquisitions and returning companies to profitability and enhancing stockholder value. Mr. Johnson holds a Bachelor’s degree in Accountancy from Arizona State University.

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

Based solely on its review of copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal years ended December 28, 2019 and December 29, 2018, all of its officers, directors and 10% shareholders timely complied with all Section 16(a) filing requirements.

Code of Ethics

Our Audit Committee has adopted a code of ethics applicable to our directors and officers (including our Chief Executive Officer and Chief Financial Officer) and other of our senior executives and employees in accordance with applicable rules and regulations of the SEC and The NASDAQ Stock Market.  A copy of the code of ethics may be obtained upon request, without charge, by addressing a request to Investor Relations, JanOne Inc., 325 E. Warm Springs Road, Suite 102, Las Vegas, Nevada 89119.  The code of ethics is also posted on our website at www.janone.com under “Investor Relations — Corporate Governance.”

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

Audit Committee

The Audit Committee of the Board of Directors is comprised entirely of non-employee directors. In fiscal 2019, the members of the Audit Committee were Mr. Gao, Mr. Butler (Chair), and Mr. Hajjar. Each of Messrs. Gao, Butler, and Hajjar was an “independent” director as defined under NASDAQ rules. The Audit Committee is responsible for selecting and approving the Company’s independent auditors, for relations with the independent auditors, for review of internal auditing functions (whether formal or informal) and internal controls, and for review of financial reporting policies to assure full disclosure of financial condition. The Audit Committee operates under a written charter adopted by the Board of Directors, which is posted on the Company’s website at www.janone.com under the caption “Investor Relations - Governance.” The Board has determined that Mr. Butler is an “audit committee financial expert” as defined in SEC rules.  Mr. Gao resigned from the Board of Directors effective January 6, 2020 and was replaced by John Bitar as disclosed in the Company’s Current Report on Form 8-K filed with the SEC on January 10, 2020.  Mr. Bitar replaced Mr. Gao on the Audit Committee.

Compensation and Benefits Committee

The Compensation Committee of the Board of Directors is comprised entirely of non-employee directors. In fiscal 2019, the members of the Compensation Committee were Mr. Gao and Mr. Butler (Chair), each of whom was also an “independent” director as defined under NASDAQ rules. The Compensation Committee is responsible for review and approval of officer salaries and other compensation and benefits programs and determination of officer bonuses. Annual compensation for the Company’s executive officers, other than the CEO, is recommended by the CEO and approved by the Compensation Committee. The annual compensation for the CEO is recommended by the Compensation Committee and formally approved by the full Board of Directors. The Compensation Committee may approve grants of equity awards under the Company’s stock compensation plans.  Mr. Gao resigned from the Board of Directors effective January 6, 2020 and was replaced by John Bitar as disclosed in the Company’s Current Report on Form 8-K filed with the SEC on January 10, 2020.  Following Mr. Gao’s resignation, Messrs. Butler (Chair) and Hajjar serve as the members of the Compensation Committee.

In the performance of its duties, the Compensation Committee may select independent compensation consultants to advise the committee when appropriate. In addition, the Compensation Committee may delegate authority to subcommittees where appropriate. The Compensation Committee may separately meet with management if deemed necessary and appropriate. The Compensation Committee operates under a written charter adopted by the Board of Directors in March 2011, which is posted on the Company’s website at www.janone.com under the caption “Investor Relations - Governance.”

Governance Committee

The Nominating and Corporate Governance Committee (the “Governance Committee”) is comprised entirely of non-employee directors. In fiscal 2019, the members of the Governance Committee were Mr. Gao (Chairman) and Mr. Butler, each of whom was also an “independent” director as defined under NASDAQ rules. The primary purpose of the Governance Committee is to ensure an appropriate and effective role for the Board of Directors in the governance of the Company.  The principal recurring duties and responsibilities of the Governance Committee include (i) making recommendations to the Board regarding the size and composition of the Board, (ii) identifying and recommending to the Board of Directors candidates for election as directors, (iii) reviewing the Board’s committee structure, composition and membership and recommending to the Board candidates for appointment as members of the Board’s standing committees, (iv) reviewing and recommending to the Board corporate governance policies and procedures, (v) reviewing the Company’s Code of Business Ethics and Conduct and compliance therewith, and (vi) ensuring that emergency succession planning occurs for the positions of Chief Executive Officer, other key management positions, the Board chairperson and Board members. The Governance Committee operates under a written charter adopted by the Board of Directors in March 2011, which is posted on the Company’s website at www.janone.com under the caption “Investor Relations - Governance.”  Mr. Gao resigned from the Board of Directors effective January 6, 2020 and was replaced by John Bitar as disclosed in the Company’s Current Report on Form 8-K filed with the SEC on January 10, 2020.  Following Mr. Gao’s resignation, Messrs. Butler (Chair) and Bitar serve as the members of the Governance Committee.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the cash and non-cash compensation for fiscal years ended December 28, 2019 and December 29, 2018, earned by each person who served as Chief Executive Officer during fiscal 2018, and our other two most highly compensated executive officers who held office as of December 28, 2019 (“named executive officers”):

Summary Compensation Table for Fiscal Year Ended December 28, 2019

Name and Principal Position (1)	Year	Salary ($)	Bonus ($)	Stock Award ($)		Option Awards ($)	All Other Compensation ($)	Total ($)
Tony Isaac	2019	571,427	—	—		—	—	571,427
Chief Executive Officer	2018	542,719	—	262,400	(2)	—	—	805,119
Eric Bolling	2019	148,077	—	500,000	(3)	—	—	648,077
President	2018	—	—	—		—	—	—
Virland A. Johnson	2019	125,274	—	—		—	—	125,274
Chief Financial Officer (3)	2018	123,559	—	128,000	(4)	—	57,000	308,559

(1)	The Company only had two executive officers for the fiscal year ended December 28, 2019.
(2)	This amount reflects the fair value of a stock grant awarded to Mr. Isaac during fiscal 2018. The shares were fully vested upon grant.
(3)	This amount reflects the fair value of a stock grant awarded to Mr. Bolling during fiscal 2019. The shares were fully vested upon grant.
(4)	This amount reflects the fair value of a stock grant awarded to Mr. Johnson during fiscal 2018. The shares were fully vested upon grant.

Outstanding Equity Awards at December 28, 2019

The following table provides a summary of equity awards outstanding for our Named Executive Officers at December 28, 2019:

Name	Number of Securities Underlying Unexercised Options (in shares) Exercisable	Number of Securities Underlying Unexercised Options (in shares) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Tony Isaac	2,000	—	5.25	05/18/2025
Eric Bolling	—	—	—
Virland A. Johnson	—	—	—

Stock Option Plans

The Company uses stock options to attract and retain executives, directors, consultants and key employees. Stock options are currently outstanding under three stock option plans. The Company’s 2016 Equity Incentive Plan (the “2016 Plan”) was adopted by the Board of Directors in October 2016 and approved by the shareholders at the 2016 annual meeting of shareholders. Under the 2016 Plan, the Company has reserved an aggregate of 400,000 shares of its common stock for option grants. The Company’s 2011 Stock Compensation Plan (the “2011 Plan”) was adopted by the Board of Directors in March 2011 and approved by the shareholders at the 2011 annual meeting of shareholders. The 2011 Plan expired on December 29, 2016, but options granted under the 2011 Plan before it expired will continue to be exercisable in accordance with their terms. As of December 28, 2019, options to purchase an aggregate of 44,400 shares were outstanding, including options for 4,000 shares under the 2016 Plan and options for 40,400 shares under the 2011 Plan. The Plans are administered by the Compensation Committee or the full Board of Directors acting as the Committee.

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

Compensation of Non-Employee Directors

The Company uses cash compensation to attract and retain qualified candidates to serve on the Board of Directors. In setting director compensation, the Company considers the significant amount of time that directors expend fulfilling their duties to the Company as well as the skill level required by the Company of members of the Board. All of the Company’s directors are reimbursed for reasonable travel expenses incurred in attending meetings.

The table below presents cash and non-cash compensation paid to non-employee directors during the last fiscal year.

Non-Management Director Compensation for Fiscal Year Ended December 28, 2019

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Dennis (De) Gao (1)	30,000	—	—	30,000
Richard D. Butler, Jr.	30,000	—	—	30,000
Nael Hajjar	14,400	—	—	14,400

(1)	Mr. Gao resigned from the Board of Directors effective January 6, 2020 and was replaced by John Bitar as disclosed in the Company’s Current Report on Form 8-K filed with the SEC on January 10, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth as of March 19, 2020 the beneficial ownership of common stock by each of the Company’s directors, each of the named executive officers, and all directors and executive officers of the Company as a group, as well as information about beneficial owners of 5% or more of the Company’s voting securities. Beneficial ownership includes shares that may be acquired in the next 60 days through the exercise of options or warrants.

Beneficial Owner	Position with Company	Number of Shares Beneficially Owned (1)	Percent of Outstanding Common (2)
Directors and executive officers:
Tony Isaac (3)	Director, Chief Executive Officer	94,000	4.7%
Eric Bolling	President	223,214	11.2%
Virland A. Johnson	Chief Financial Officer	52,000	2.6%
Richard D. Butler, Jr. (3)	Director	18,000	*
John Bitar	Director	2,000	*
Nael Hajjar	Director	—	*
All directors and executive officers as a group (6 persons) (3)		389,214	19.7%
Other 5% shareholders:
Isaac Capital Group, LLC (4)		392,941	19.7%
Timothy Matula (5)		114,000	5.7%

*	Indicates ownership of less than 1% of the outstanding shares
(1)	Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to such shares.
(2)

Applicable percentage of ownership is based on 1,993,578 shares of common stock outstanding as of March 19, 2020 plus, for each shareholder, all shares that such shareholder could purchase within 60 days upon the exercise of existing stock options.

(3)

Includes shares which could be purchased within 60 days upon the exercise of existing stock options or warrants, as follows: Mr. Isaac, 2,000 shares; Mr. Butler, 4,000 shares and Mr. Bitar 2,000 shares; and all directors and executive officers as a group, 8,000 shares. The address for each individual is 325 E. Warm Springs Road Suite 102, Las Vegas, Nevada, 89119.

(4)

According to a Schedule 13G filed April 30, 2019, Isaac Capital Group, LLC (“Isaac Capital”) beneficially owned 392,941 shares of common stock. Isaac Capital has sole dispositive power as to all 392,941 shares and sole voting power as to 392,941 shares. The address for Isaac Capital is 3525 Del Mar Heights Road, Suite 765, San Diego, CA 92130

(5)	Mr. Matula resigned from the Board of Directors effective August 10, 2018 and remains a consultant.

Beneficial Ownership of Series A Preferred Stock

The following table sets forth as of March 19, 2020 the beneficial ownership of Series A Preferred Stock by each owner of 5% or more of the Company’s Series A Preferred Stock. No officers or directors of the Company have beneficial ownership of Series A Preferred Stock. Beneficial ownership includes shares that may be acquired in the next 60 days through the exercise of options or warrants.

Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Outstanding Series A Preferred (2)
Gregg Sullivan (3)	28,859	11.1%
Juan Yunis (4)	216,729	83.4%
Isaac Capital Group, LLC (5)	14,141	5.5%

(1)	Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to such shares.
(2)

Applicable percentage of ownership is based on 259,729 shares of Series A Preferred Stock outstanding as of March 19, 2020 plus, for each shareholder, all shares that such shareholder could purchase within 60 days upon the exercise of existing stock options and warrants.

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

(4)	The business address for Mr. Yunis is c/o Appliance Recycling Centers of America, Inc., 175 Jackson Avenue North, Suite 102, Minneapolis, Minnesota 55343.
(5)	The address for Isaac Capital Group, LLC is 3525 Del Mar Heights Road, Suite 765, San Diego, CA 92130.

The following table provides aggregate information under our equity compensation plans as of December 28, 2019:

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options and Warrants	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans, Excluding Securities Reflected in Column (a)
Equity compensation plans approved by shareholders	44,400	$13.31	380,000
Equity compensation plans not approved by shareholders	—	—	—
Total	44,400	$13.31	380,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, Approval or Ratification of Transactions with Related Persons

There are no family relationships between any of the directors or executive officers of the Company. Mr. Gao, Mr. Hajjar and Mr. Butler, three of the persons who served as directors during the fiscal year ended December 28, 2019, were “independent” directors as defined under the rules of The NASDAQ Stock Market (“NASDAQ”) for companies included in The NASDAQ Capital Market. Mr. Isaac, who previously was an “independent” director, ceased to be “independent” on February 29, 2016, when he assumed the role of Interim Chief Executive Officer for the Company.

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

Related Party Transactions (stated in thousands of dollars)

Tony Isaac, the Company’s Chief Executive Officer, is the father of Jon Isaac, President and Chief Executive Officer of Live Ventures Incorporated (“Live”) and managing member of Isaac Capital Group LLC, a greater than 5% stockholder of the Company. Tony Isaac, Chief Executive Officer, Virland Johnson, Chief Financial Officer, Richard Butler, Board of Directors member, and Dennis Gao, Board of Directors member of the Company, are Board of Directors member, Chief Financial Officer, Board of Directors member, and Board of Directors members, respectively, of Live. The Company also shares certain executive, accounting and legal services with Live. The total services shared were $193 and $211 for fiscal years ending December 28, 2019 and December 29, 2018, respectively. Customer Connexx rents approximately 9,879 square feet of office space from Live Ventures Incorporated at its Las Vegas, NV office. The total rent and common area expense were $177 and $174 for fiscal years ending December 28, 2019 and December 29, 20187, respectively.

ApplianceSmart Note

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

On March 15, 2019, the Company entered into subordination agreements with third parties pursuant to which it agreed to subordinate the payment of indebtedness under the ApplianceSmart Note and the Company’s security interest in the assets of ApplianceSmart and other related parties in exchange for up to $1,200 payable within 15 days of the agreement. ApplianceSmart can re-borrow up to the principal amount of the Note of $3,919. Additionally, the Company advanced ApplianceSmart $355 during fiscal 2019 under the ApplianceSmart Note.

On December 9, 2019, ApplianceSmart filed a voluntary petition (the “Chapter 11 Case”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”).

Related Party Note

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

Other

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Each year, the Audit Committee approves the annual audit engagement in advance. The Audit Committee also has established procedures to pre-approve all non-audit services provided by the Company’s independent registered public accounting firm. All fiscal 2019 and 2018 non-audit services listed below were pre-approved.

Audit and Audit-Related Fees: This category includes the audit of our annual financial statements and review of financial statements included in our annual and periodic reports that are filed with the SEC. This category also includes services performed for the preparation of responses to SEC and NASDAQ correspondence, travel expenses for our auditors, on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, and the preparation of an annual “management letter” on internal control and other matters.

Tax Fees: This category consists of professional services rendered by our independent auditors for tax compliance.

All Other Fees consist of fees for services other than the services described above.

The following fees were billed to us by our independent registered public accounting firm, WSRP, LLC and SingerLewak LLP for 2019 and SingerLewak LLP for 2018. SingerLewak LLP served as the Company’s auditor form fiscal 2017 and reviewed the Company’s quarterly financial statements for each of the first two fiscal quarters during fiscal 2019. WSRP, LLC was appointed the Company’s auditor during October 2019.

Description	December 28, 2019	December 29 2018
Audit fees	$219,549	$210,000
Audit-related fees	-	46,200
Tax fees	79,201	-
All other fees	-	-
Total	$298,750	$256,200

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Financial Statement Schedules and Exhibits
1	Financial Statements

See Index to Financial Statements under Item 8 of this report.

2	Financial Statement Schedules

None.

3	Exhibits

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

3.5	Certificate of Change [filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 22, 2019 (File No. 0-19621) and incorporated herein by reference].

3.6

Certificate of Correction to Articles of Incorporation of Appliance Recycling Centers of Amercia, Inc. [filed as Exhibit 3.7 to the Company’s Current Report on Form 8-K filed on June 24, 2019 (File No. 0-19621) and incorporated herein by reference].

3.7

Certificate of Designation of Powers, Preferences, and Rights of Series A-1 Convertible Preferred Stock of Appliance Recycling Centers of America, Inc. [filed as Exhibit 3.8 to the Company’s Current Report on Form 8-K filed on June 24, 2019 (File No. 0-19621) and incorporated herein by reference].

3.8

Articles of Incorporation of JanOne Inc. (the Name Change Subsidiary), filed with the Secretary of State of the State of Nevada on September 6, 2019 [filed as Exhibit 3.9 to the Company’s Current Report on Form 8-K filed on September 13, 2019 (File No. 0-19621) and incorporated herein by reference].

3.9

Articles of Merger for JanOne Inc. into Appliance Recycling Centers of America, Inc., filed with the Secretary of State of the State of Nevada on September 9, 2019, and effective on September 10, 2019 [filed as Exhibit 3.10 to the Company’s Current Report on Form 8-K filed on September 13, 2019 (File No. 0-19621) and incorporated herein by reference].

3.10	Bylaws of Appliance Recycling Centers of America, Inc. [filed as Exhibit 3.4 to the Company’s Form 8-K filed on March 13, 2018 (File No. 0-19621) and incorporated herein by reference].

3.11

First Amendment to Bylaws of Appliance Recycling Centers of America, Inc. [filed as Exhibit 3.1 to the Company’s Form 8-K filed on December 31, 2018 (File No. 0-19621) and incorporated herein by reference].

4.1+	Description of Our Securities

4.2+	Specimen Stock Certificate

10.1*	2006 Stock Option Plan (filed with the Company’s Schedule 14A on March 31, 2006 and incorporated herein by reference).

10.2*	2011 Stock Compensation Plan (filed with the Company’s Schedule 14A on March 31, 2011 and incorporated herein by reference).

10.3*	2016 Equity Incentive Plan [filed as Exhibit 10.3 to the Company’s Form 10-K for the fiscal year ended December 31, 2016 (File No. 0-19621) and incorporated herein by reference]

10.4

Agreement and Plan of Merger dated August 18, 2017, between the Company, Appliance Recycling Acquisition Corp., GeoTraq Inc., and the stockholders of GeoTraq Inc. [filed as Exhibit 10.9 to the Company’s Form 10-Q / A for the quarterly period ended July 1, 2017 (File No. 0-19621) and incorporated herein by reference].

10.5	Stock Purchase Agreement dated December 30, 2017 [filed as Exhibit 10.28 to the Company’s Form 10-K for the fiscal year ended December 30, 2017 (File No. 0-19621) and incorporated herein by reference]

10.6

Amended and Restated Promissory Note, effective April 1, 2018, issued by ApplianceSmart Holdings LLC [filed as Exhibit 10.1 to the Company’s Form 8-K filed on December 31, 2018 (File No. 0-19621) and incorporated herein by reference].

10.7

Security Agreement dated December 26, 2018 by and between ApplianceSmart Holdings LLC and Appliance Recycling Centers of America, Inc. [filed as Exhibit 10.2 to the Company’s Form 8-K filed on December 31, 2018 (File No. 0-19621) and incorporated herein by reference].

10.8

Security Agreement dated December 26, 2018 by and between ApplianceSmart, Inc. and Appliance Recycling Centers of America, Inc. [filed as Exhibit 10.3 to the Company’s Form 8-K filed on December 31, 2018 (File No. 0-19621) and incorporated herein by reference].

10.9

Security Agreement dated December 26, 2018 by and between ApplianceSmart Contracting Inc. and Appliance Recycling Centers of America, Inc. [filed as Exhibit 10.4 to the Company’s Form 8-K filed on December 31, 2018 (File No. 0-19621) and incorporated herein by reference].

10.10

Subordination Agreement, dated March 15, 2019, from Appliance Recycling Centers of America, Inc. to Crossroads Financing, LLC [filed as Exhibit 10.1 to the Company’s Form 8-K filed on March 21, 2019 (File No. 0-19621) and incorporated herein by reference].

10.10

Intercreditor and Subordination Agreement, dated March 18, 2019, by and between Appliance Recycling Centers of America, Inc. and Crossroads Financing, LLC [filed as Exhibit 10.2 to the Company’s Form 8-K filed on March 21, 2019 (File No. 0-19621) and incorporated herein by reference].

10.11	Secured Revolving Lines of Credit Promissory Note [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 30, 2019 (File No. 0-19621) and incorporated herein by reference].

10.12*

Amended and Restated Employment Agreement between Appliance Recycling Centers of America, Inc. and Eric Bolling, dated September 9, 2019 [filed as Exhibit 10.36 to the Company’s Current Report on Form 8-K filed on September 13, 2019 (File No. 0-19621) and incorporated herein by reference].

10.13X

Patent and Know How License Agreement dated November 19, 2019, by and among JanOne Inc., and UAB Research Foundation, TheraVasc, Inc., and the Board of Supervisors of Louisiana State University and Agricultural and Mechanical College, acting on behalf of LSU Health Sciences Center at Shreveport [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 25, 2019 (File No. 0-19621) and incorporated herein by reference].

10.14 X

Master Agreement for Development, Manufacturing and Supply Services dated February 5, 2020 by and between JanOne Inc. and CoreRx Inc. [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2020 (File No. 0-19621) and incorporated herein by reference].

10.15

Securities Purchase Agreement dated November 8, 2016, between Energy Efficiency Investments, LLC and the Company [filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended October 1, 2016 (File No. 0-19621) and incorporated herein by reference]

10.16

Form of 3% Original Issue Discount Senior Convertible Promissory Note issuable under Securities Purchase Agreement dated November 8, 2016, between Energy Efficiency Investments, LLC and the Company [filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended October 1, 2016 (File No. 0-19621) and incorporated herein by reference].

10.17

Form of Common Stock Purchase Warrant issuable under Securities Purchase Agreement dated November 8, 2016, between Energy Efficiency Investments, LLC and the Company [filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended October 1, 2016 (File No. 0-19621) and incorporated herein by reference].

10.18+	Termination Agreement by and between Energy Efficiency Investments, LLC and the Company

16.1	Letter of SingerLewak LLP [filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on October 18, 2019 (File No. 0-19621) and incorporated herein by reference]

21.1+	List of Subsidiaries of the Registrant

23.1+	Consent of WSRP LLP, Independent Registered Public Accounting Firm.

23.2+	Consent of SingerLewak LLP, Independent Registered Public Accounting Firm.

31.1+	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

*	Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(a)3 of this Form 10-K.

+	Filed herewith.

†	Furnished herewith.

×	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv)

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

April 3, 2020	JANONE INC. (Registrant)

	By	/s/ Tony Isaac
Tony Isaac
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer
/s/ Tony Isaac	Chief Executive Officer	April 3, 2020
Tony Isaac

Principal Financial and Accounting Officer
/s/ Virland A. Johnson	Chief Financial Officer	April 3, 2020
Virland A. Johnson

Directors
/s/ Tony Isaac	Director	April 3, 2020
Tony Isaac

/s/ Eric Bolling	Director	April 3, 2020

/s/ Richard Butler	Director	April 3, 2020
Richard Butler

/s/ John Bitar	Director	April 3, 2020
John Bitar

/s/ Nael Hajjar	Director	April 3, 2020
Nael Hajjar