Form 10-Q
period 2020-03-28
JanOne Inc.
filed 2020-05-12
CIK 862861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 28, 2020

or

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

As of May 8, 2020, there were 1,993,578 outstanding shares of the registrant’s common stock, with a par value of $0.001.

JANONE INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

JANONE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	March 28, 2020	December 28, 2019
	(Unaudited)
Assets
Cash and cash equivalents	$837	$481
Trade and other receivables, net	3,951	6,578
Income taxes receivable	11	76
Inventories	1,313	1,348
Prepaid expenses and other current assets	315	356
Total current assets	6,427	8,839
Property and equipment, net	313	324
Right to use asset - operating leases	2,526	1,894
Intangible assets, net	16,763	17,705
Deposits and other assets	243	272
Deferred income taxes, net	203	—
Total assets	$26,475	$29,034
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$4,136	$4,365
Accrued liabilities - other	3,335	3,938
Accrued liability - California Sales Taxes	5,521	5,438
Lease obligation short term - operating leases	1,247	1,079
Short term debt	—	280
Related party note	2,483	2,473
Total current liabilities	16,722	17,573
Lease obligation long term - operating leases	1,313	850
Deferred income taxes, net	—	270
Total liabilities	18,035	18,693
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, series A - par value $0.001 per share 2,000,000 authorized, 259,729 shares issued and outstanding at March 28, 2020 and December 28, 2019, respectively	—	—
Common stock, par value $0.001 per share, 10,000,000 shares authorized, 1,993,578 and 1,919,048 shares issued and outstanding at March 28, 2020 and at December 28, 2019, respectively	2	2
Additional paid in capital	39,667	39,291
Accumulated other comprehensive loss	(527)	(533)
Accumulated deficit	(30,702)	(28,419)
Total stockholders' equity	8,440	10,341
Total liabilities and stockholders' equity	$26,475	$29,034

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JANONE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

(Dollars in thousands, except per share)

	For the Thirteen Weeks Ended
	March 28, 2020	March 30, 2019
Revenues	$8,450	$6,293
Cost of revenues	6,976	5,144
Gross profit	1,474	1,149
Operating expenses:
Selling, general and administrative expenses	4,873	4,024
Operating loss	(3,399)	(2,875)
Other income (expense):
Interest income (expense), net	(113)	8
Other income, net	818	139
Total other income (expense), net	705	147
Loss from operations before benefit from income taxes	(2,694)	(2,728)
Income tax benefit	411	700
Net loss	$(2,283)	$(2,028)

Dividends declared - Series A-1 preferred stock	$—	$—
Dividends declared - Common stock	$—	$—

Loss per share:
Basic loss per share	$(1.33)	$(1.20)
Diluted loss per share	$(1.33)	$(1.20)
Weighted average common shares outstanding:
Basic	1,711,883	1,694,565
Diluted	1,711,883	1,694,565

Net loss	$(2,283)	$(2,028)
Other comprehensive income, net of tax:
Effect of foreign currency translation adjustments	6	4
Total other comprehensive income, net of tax	6	4
Comprehensive loss	$(2,277)	$(2,024)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JANONE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Thirteen Weeks Ended
	March 28, 2020	March 30, 2019
OPERATING ACTIVITIES:
Net loss	$(2,283)	$(2,028)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,017	1,013
Amortization of debt issuance costs	10	37
Stock based compensation expense	376	60
Change in deferred rent	—	(5)
Change in deferred compensation	—	(147)
Change in deferred income taxes	(473)	(701)
Other	28	41
Changes in assets and liabilities:
Accounts receivable	2,629	1,192
Income taxes receivable	65	—
Prepaid expenses and other current assets	41	(56)
Inventories	35	(172)
Accounts payable and accrued expenses	(749)	520
Net cash provided by (used in) operating activities	696	(246)
INVESTING ACTIVITIES:
Purchases of property and equipment	(8)	(163)
Purchases of intangibles	(56)	—
Net payments received from Live Ventures Incorporated note receivable	—	53
Net cash used in investing activities	(64)	(110)
FINANCING ACTIVITIES:
Payments on debt obligations	(280)	(193)
Net cash used in financing activities	(280)	(193)
Effect of changes in exchange rate on cash and cash equivalents	4	6
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	356	(543)
CASH AND CASH EQUIVALENTS, beginning of period	481	1,195
CASH AND CASH EQUIVALENTS, end of period	$837	$652
Supplemental cash flow disclosures:
Interest paid	$56	$3
Income taxes paid	—	3
Right to use asset - operating leases capitalized	930	1,907

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JANONE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(Dollars in thousands)

	Series A Preferred		Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Equity
Balance, December 28, 2019	259,729	$—	1,919,048	$2	$39,291	$(533)	$(28,419)	$10,341
Share based compensation	—	—	74,530	—	376	—	—	376
Other comprehensive income	—	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	—	(2,283)	(2,283)
Balance, March 28, 2020	259,729	$—	1,993,578	$2	$39,667	$(527)	$(30,702)	$8,440

	Common Stock		Series A Preferred		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Equity
Balance, December 30, 2018	1,694,565	$2	288,588	$—	$38,660	$(533)	$(16,518)	$21,611
Other comprehensive income	—	—	—	—	—	4	—	4
Net loss	—	—	—	—	—	—	(2,028)	(2,028)
Balance, March 30, 2019	1,694,565	$2	288,588	$—	$38,660	$(529)	$(18,546)	$19,587

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

The Company has three operating segments – Biotechnology, Recycling, and Technology.

During September 2019, JanOne, through its biotechnology segment, broadened its business perspectives to become a pharmaceutical company focused on finding treatments for conditions that cause severe pain and bringing to market drugs with non-addictive pain-relieving properties.

ARCA Recycling, Inc. (“ARCA Recycling”) provides turnkey recycling services for electric utility energy efficiency programs in the United States. ARCA Canada Inc. (“ARCA Canada”) provides turnkey recycling services for electric utility energy efficiency programs in Canada. Customer Connexx, LLC provides call center services for ARCA Recycling and ARCA Canada.

GeoTraq Inc. (“GeoTraq”) is engaged in the development, design and, ultimately, we expect the sale, of cellular transceiver modules, also known as Mobile IoT modules, and associated wireless services.

We report on a 52- or 53-week fiscal year. Our 2020 fiscal year (“2020”) will end on December 26, 2020, and our fiscal year (“2019”) ended on December 28, 2019, each fiscal year is 52 weeks in length.

Going concern

We currently face a challenging competitive environment and are focused on improving our overall profitability, which includes managing expenses. We reported a net loss of $2,283 and $2,028 in for the 13 weeks ended March 28, 2020 and March 30, 2019, respectively. In addition, as of March 28, 2020 the Company has total current assets of $6,427 and total current liabilities $16,722 resulting in a net negative working capital of $10,295.

The Company has available cash balances and funds available under an accounts receivable factoring program with Prestige Capital Finance, LLC (“Prestige Capital”) to provide sufficient liquidity to fund the entity’s operations, the entity’s continued investments in center openings, and remodeling activities for at least the next twelve months. The Company expects to generate cash from operations for the remainder of fiscal year 2020 given its cost cutting measures in response to the revenue reductions resulting from the Coronavirus. However, depending on the U.S.’s continued restrictions related to the coronavirus public health crisis, the Company cannot be certain its efforts will suffice. The agreement with Prestige Capital allows the Company to get advance funding of 80% of an unpaid customer’s invoice amount within 2 days and the balance less a mutually agreed upon fee upon ultimate collection in cash of the invoice. The Company expects that it will be able to utilize the available funds under the accounts receivable factoring agreement to provide liquidity and to pursue acquisitions and other strategic transactions to expand and grow the business to enhance shareholder value. Management also regularly monitors capital market conditions to ensure no other conditions or events exist that may materially affect the Company’s financial conditions and liquidity and the Company may raise additional funds through borrowings or public or private sales of debt or equity securities, if necessary.

In March 2020, there was a global outbreak of COVID-19 (Coronavirus) that has resulted in changes in global supply of certain products.  These changes, including a potential economic downturn, and any potential resulting direct and indirect negative impact to the Company cannot be determined but may have a material prospective impact to the Company’s operations, cash flows, financial condition, and liquidity.  Beginning in March 2020, the outbreak has started to have a material adverse impact on our operations. For example, several customers in our appliance recycling and appliance replacement business have suspended our ability to pick up and or replace their customers’ appliances resulting in decreased revenues for both recycling and replacement business.  During April 2020, and in response to the impacts of the COVID-19 virus and public health crisis, in an effort to manage its financial position and further preserve financial flexibility and longevity, the Company temporarily closed its corporate office and call center, and idled all of its recycling processing centers in the United States and Canada. The future impact of the outbreak is highly uncertain and cannot be predicted and there is no assurance that the outbreak will not have a material adverse impact on the future results of the Company. The extent of the impact, if any, will depend on future developments, including actions taken to contain the coronavirus.

On May 1, 2020, the Company entered into a promissory note with Texas Capital Bank, N.A. for $1,872 under Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). See Note 22 for a complete discussion about this loan.

Based on the above, management has concluded that at March 28, 2020 the Company is not aware and did not identify any other conditions or events that would cause the Company to not be able to continue business as a going concern for the next twelve months.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information and notes required for complete financial statements prepared in conformity with U.S. GAAP. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. However, our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 28, 2019.

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

Financial Instruments

Financial instruments consist primarily of cash equivalents, trade and other receivables, notes receivables, and obligations under accounts payable, accrued expenses and notes payable. The carrying amounts of cash equivalents, trade receivables and other receivables, accounts payable, accrued expenses and short-term notes payable approximate fair value because of the short maturity of these instruments. The fair value of the long-term debt is calculated based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements, unless quoted market prices were available (Level 2 inputs). The carrying amounts of short-term debt at March 28, 2020 and December 28, 2019 approximate fair value.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase. Fair value of cash equivalents approximates carrying value.

Trade Receivables and Allowance for Doubtful Accounts

We carry unsecured trade receivables at the original invoice amount less an estimate made for doubtful accounts based on a monthly review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. We write off trade receivables when we deem them uncollectible. We record recoveries of trade receivables previously written off when we receive them. We consider a trade receivable to be past due if any portion of the receivable balance is outstanding for more than ninety days. We do not charge interest on past due receivables.  Our management considers the allowance for doubtful accounts of $29 and $29 to be adequate to cover any exposure to loss as of March 28, 2020, and December 28, 2019, respectively.

Inventories

Inventories, consisting primarily of appliances, are stated at the lower of cost, determined on a specific identification basis, or net realizable value. We provide estimated provisions for the obsolescence of our appliance inventories, including adjustment to market, based on various factors, including the age of such inventory and our management’s assessment of the need for such provisions. We look at historical inventory aging reports and margin analyses in determining our provision estimate. A revised cost basis is used once a provision for obsolescence is recorded. The Company does not have a reserve for excess or obsolete inventory at March 28, 2020 and December 28, 2019.

Property and Equipment

Property and Equipment are stated at cost less accumulated depreciation. Expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of assets are capitalized. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The useful life of building and improvements is 3 to 30 years, transportation equipment is 3 to 15 years, machinery and equipment is 5 to 10 years, furnishings and fixtures is 3 to 5 years and office and computer equipment is 3 to 5 years.

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

There was no impairment of intangibles as of March 28, 2020 or December 28, 2019 based on the intangible asset impairment review performed as of those dates.

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

Under the revenue standard we determine revenue recognition through the following steps:

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

Byproduct Revenue

We generate other recycling byproduct revenue (the sale of copper, steel, plastic, and other recoverable non-refrigerant byproducts) as part of our de-manufacturing process. We recognize byproduct revenue upon delivery and transfer of control of byproduct to a third-party recycling customer, having a mutually agreed upon price per pound and collection reasonably assured. Transfer of control occurs at the time the customer is in possession of the byproduct material. Revenue recognized is a function of byproduct weight, type and in some cases volume of the byproduct delivered multiplied by the market rate as quoted.

Technology Revenue

We currently are not generating any revenue from our Technology segment.

Biotechnology Revenue

We currently are not generating any revenue from our Biotechnology segment.

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

Assets Recognized from Costs to Obtain a Contract with a Customer

We recognize an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. We have concluded that no material costs have been incurred to obtain and fulfill our FASB Accounting Standards Codification, or ASC 606 contracts, meet the capitalization criteria, and as such, there are no material costs deferred and recognized as assets on the consolidated balance sheet at March 28, 2020 or December 28, 2019.

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

Revenue recognized for Company contracts - $8,013 and $5,674 for the 13 weeks ended March 28, 2020 and March 30, 2019, respectively. Byproduct revenue is non-contract revenue and amounts for Byproduct revenue have been excluded from Revenue recognized for Company contracts for all periods presented.

Shipping and Handling

The Company classifies shipping and handling charged to customers as revenues and classifies costs relating to shipping and handling as cost of revenues.

Advertising Expense

Advertising expense is charged to operations as incurred. Advertising expense totaled $91 and $110 for the 13 weeks ended March 28, 2020 and March 30, 2019, respectively.

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

Lease Accounting

We account for leases in accordance with Accounting Standards Update No. 2016-02, Leases (Topic 842). This accounting standard requires all lessees to record the impact of leasing contracts on the balance sheet as a right to use asset and corresponding liability. This is measured by taking the present value of the remaining lease payments over the lease term and recording a right to use asset (“ROU”) and corresponding lease obligation for lease payments. Rent expense is realized on a straight-line basis and the lease obligation is amortized based on the effective interest method.  The amounts recognized reflect the present value of remaining lease payments for all leases that have a lease term greater than 12 months. The discount rate used is an estimate of the Company’s incremental borrowing rate based on information available at lease commencement. In considering the lease asset value, the Company considers fixed and variable payment terms, prepayments and options to extend, terminate or purchase. Renewal, termination or purchase options affect the lease term used for determining lease asset value only if the option is reasonably certain to be exercised

In considering the lease asset value, the Company considers fixed or variable payment terms, prepayments and options to extend, terminate or purchase. Renewal, termination or purchase options affect the lease term used for determining lease asset value only if the option is reasonably certain to be exercised. The Company uses an estimate of its incremental borrowing rate based on information available at lease commencement in determining present value of lease payments.

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

Stock-Based Compensation

The Company from time to time grants restricted stock awards and options to employees (including executives), non-employees, and members of the Board of Directors. Such awards are valued based on the grant date fair-value of the instruments, net of estimated forfeitures. The value of each award is amortized on a straight-line basis over the vesting period.

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

Concentration of Credit Risk

The Company maintains cash balances at several banks in several states including, Minnesota, California, and Nevada. Accounts are insured by the Federal Deposit Insurance Corporation up to $250 per institution as of March 28, 2020. At times, balances may exceed federally insured limits.

Note 3: Trade and other receivables

	March 28, 2020	December 28, 2019
Trade receivables, net	$4,685	$7,226
Factored accounts receivable	(2,167)	(2,165)
Prestige Capital reserve receivable	407	415
Due from Recleim	—	913
Other receivables	1,026	189
Trade and other receivables, net	$3,951	$6,578

Trade accounts receivable	$4,112	$5,928
Un-billed trade receivables	602	1,327
A/R Reserve	(29)	(29)
Total trade receivables, net	$4,685	$7,226

Note 4: Inventory

Appliances held for sale are stated at the lower of cost, determined on a specific identification basis, or net realizable value. Inventory raw material - chips, are stated at the lower of average cost or net realizable value. Total inventory consists of the following as of March 28, 2020 and December 28, 2019:

	March 28, 2020	December 28, 2019
Appliances held for resale	$1,113	$1,148
Inventory - raw material - chips	200	200
Total inventory	$1,313	$1,348

We provide estimated provisions for the obsolescence of inventories, including adjustments to net realizable value, based on various factors, including the age of such inventory and our management’s assessment of the need for such provisions. We review historical inventory aging reports and margin analyses in determining our provision estimate. A revised cost basis is used once a provision for obsolescence is recorded. At March 28, 2020 and December 28, 2019, we do not have an inventory reserve.

Note 5: Prepaids and other current assets

Prepaids and other current assets as of March 28, 2020 and December 28, 2019 consist of the following:

	March 28, 2020	December 28, 2019
Prepaid insurance	$132	$282
Prepaid other	183	74
Total prepaid expenses and other current assets	$315	$356

Note 6: Note receivable

On December 30, 2017, we sold our retail appliance segment, ApplianceSmart, Inc. (“ApplianceSmart”) to ApplianceSmart Holdings LLC (the “Purchaser”), a wholly owned subsidiary of Live Ventures Incorporated, pursuant to a Stock Purchase Agreement (the “Agreement”). Pursuant to the Agreement, the Purchaser purchased from the Company all the issued and outstanding shares of capital stock (the “Stock”) of ApplianceSmart in exchange for $6,500 (the “Purchase Price”). Per the Agreement, the Purchase Price was due and payable on or before March 31, 2018.

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

On December 9, 2019, ApplianceSmart filed a voluntary petition in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of Title 11 of the United States Code.  As a result, the Company has recorded an impairment charge of $2,992 for the amount owed by ApplianceSmart to the Company as of December 28, 2019.  The Company continues to record interest income on the ApplianceSmart Note and a corresponding impairment charge. The outstanding balance of the ApplianceSmart Note at March 28, 2020 and December 28, 2019 was $3,027 and $2,992, respectively, exclusive of the impairment charges.

Note 7: Property and Equipment

Property and equipment as of March 28, 2020 and December 28, 2019 consist of the following:

	Useful Life (Years)	March 28, 2020	December 28, 2019
Buildings and improvements	3-30	$69	$69
Equipment	3-15	2,322	2,314
Projects under construction		120	120
Property and equipment		2,511	2,503
Less accumulated depreciation and amortization		(2,198)	(2,179)
Total property and equipment, net		$313	$324

Depreciation expense was $19 and $20 for the 13 weeks ended March 28, 2020 and March 30, 2019, respectively.

Note 8: Intangible Assets

Intangible assets as of March 28, 2020 and December 28, 2019 consist of the following:

	March 28, 2020	December 28, 2019
Intangible assets GeoTraq, net	$26,096	$26,096
Patent and domains	23	23
Computer software	4,223	4,167
Intangible assets	30,342	30,286
Less accumulated amortization	(13,579)	(12,581)
Total intangible assets	$16,763	$17,705

The useful life and amortization period of the GeoTraq intangible acquired is seven years from the acquisition date of August 18, 2017. Intangible amortization expense was $998 and $933 for the 13 weeks ended March 28, 2020 and March 30, 2019, respectively.

Note 9: Deposits and other assets

Deposits and other assets as of March 28, 2020 and December 28, 2019 consist of the following:

	March 28, 2020	December 28, 2019
Deposits	$168	$195
Other	75	77
Total deposits and other assets	$243	$272

Deposits are primarily refundable security deposits with landlords the Company leases property from.

Note 10: Leases

We account for leases in accordance with ASC 842. The amount recorded is the present value of all remaining lease payments for leases with terms greater than 12 months. The right of use asset is offset by a corresponding liability. The discount rate is based on an estimate of our incremental borrowing rate for terms similar to our lease terms at the time of lease commencement. The asset will be amortized over remaining lease terms. See Lease Accounting in Note 2.

Total present value of lease payments as of March 28, 2019:

Remainder 2020	$1,018
2021	1,002
2022	462
2023	340
2024	—
2025	—
Total	2,822
Less Interest	(262)
Present Value of Payments	$2,560

During the 13 weeks ended March 28, 2020 and March 30, 2019, $344 and $251, respectively, was included in operating cash flow for amounts paid for operating leases.

Additionally, we obtained right-of-use assets in exchange for lease liabilities of approximately $930 upon commencement of operating leases during the 13 weeks ended March 28, 2020.

Note 11: Accrued Liabilities

Accrued liabilities as of March 28, 2020 and December 28, 2019 consist of the following:

	March 28, 2020	December 28, 2019
Compensation and benefits	$1,240	$809
Contract liability	473	515
Accrued incentive and rebate checks	660	988
Accrued rent	—	228
Accrued guarantees	767	767
Other	195	631
Total accrued expenses	$3,335	$3,938

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

On April 13, 2017 the Company received the formal CDTFA assessment for sales tax for tax years 2011, 2012 and 2013 in the amount of $4,132 plus applicable interest of $500 related to the appliance replacement programs that the Company administered on behalf of its customers on which it did not assess, collect or remit sales tax. The Company has appealed this assessment to the CDTFA Appeals Bureau.  The appeal remains in process. Interest continues to accrue until the matter is settled.

As of March 28, 2020, and December 28, 2019, our accrued liability for California sales tax was $5,521 and $5,438, respectively.

Note 13: Income Taxes

Our overall effective tax rate was 15.3% for the 13 weeks ended March 28, 2020, and we recorded a tax provision benefit of $411 against a pre-provision loss of $2,694. Our overall effective tax rate was 25.7% for the 13 weeks ended March 30, 2019, and we had a tax benefit of $700 against a pre-provision loss of $2,728. The effective tax rates and related provisional tax amounts vary from the U.S. federal statutory rate due to state taxes, foreign taxes, share-based compensation, valuation allowance, and certain non-deductible expenses.

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

Note 14: Short Term Debt

Short term debt and other financing obligations as of March 28, 2020 and December 28, 2019, consist of the following:

	March 28, 2020	December 28, 2019
AFCO Finance	$—	$155
GE 8% loan agreement	—	125
Total short term debt	$—	$280

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

The outstanding principal due AFCO at March 28, 2020 and December 28, 2019 was $nil and $155, respectively.

GE

On August 14, 2017 as a part of the sale of the Company’s equity interest in AAP, Recleim LLC, a Delaware limited liability company (“Recleim”), agreed to undertake, pay or assume the Company’s GE obligations consisting of a promissory note (GE 8% loan agreement) and other payables which were incurred after the issuance of such promissory note. Recleim has agreed to indemnify and hold the Company harmless from any action to be taken by GE relating to such obligations. The Company had an offsetting receivable due from Recleim. Recleim has paid into an escrow account the money to pay the GE 8% loan agreement in full. The funds were remitted to GE upon settlement of the arbitration of the legal matter as described in Note 15.

Note 15: Commitments and Contingencies

Litigation

On December 29, 2016, the Company served a Minnesota state court complaint for breach of contract on Skybridge Americas, Inc. (“SA”), the Company’s primary call center vendor throughout 2015 and most of 2016. The Company seeks damages in the millions of dollars as a result of alleged overcharging by SA and lost client contracts. On January 25, 2017, SA served a counterclaim for unpaid invoices in the amount of approximately $460 plus interest and attorneys’ fees. On March 29, 2017, the Hennepin County district court (the “District Court”) dismissed the Company’s breach of contract claim based on SA’s overuse of its Canadian call center but permitted the Company’s remaining claims to proceed. Following motion practice, on January 8, 2018 the District Court entered judgment in SA’s favor, which was amended as of February 28, 2018, for a total amount of $614, including interest and attorneys’ fees. On March 4, 2019, the Minnesota Court of Appeals (the “Court of Appeals”) ruled and (i) reversed the District Court’s judgment in favor of Skybridge on the call center location claim and remanded the issue back to the District Court for further proceedings, (ii) reversed the District Court’s judgment in favor of Skybridge on the net payment issue and remanded the issue to the District Court for further proceedings, and (iii) affirmed the District Court’s judgment in Skybridge’s favor against the Company’s claim that Skybridge breached the contract when it failed to meet the service level agreements. As a result of the decision by the Court of Appeals, the District Court’s award of interest and attorneys’ fees, etc. was reversed.  Trial is scheduled for late August / early September 2020.

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

Other Commitments

As previously disclosed and as discussed in Note 6: Note receivable, on December 30, 2017, the Company disposed of its retail appliance segment and sold ApplianceSmart to the Purchaser. In connection with that sale, as of December 28, 2019 the Company has an aggregate amount of future real property lease payments of $767, which represents amounts guaranteed or which may be owed under certain lease agreements to third party landlords in which the Company either remains the counterparty, is a guarantor, or has agreed to remain contractually liable under the lease (“ApplianceSmart Leases”).

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

The Company is party from time to time to other ordinary course disputes that we do not believe to be material to our financial condition as of March 28, 2020.

Other litigation

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

Contract liabilities rollforward

The following table summarizes the contract liability activity for the 13 weeks ended March 28, 2020:

Beginning balance, December 28, 2019	$515
Accrued	—
Settled	(42)
Ending balance, March 28, 2020	$473

Note 16: Shareholders’ Equity

Common Stock: Our Articles of Incorporation authorize 10,000,000 shares of common stock that may be issued from time to time having such rights, powers, preferences and designations as the Board of Directors may determine.  During the 13 weeks ended March 28, 2020 and March 30, 2019, 74,530 and nil shares of common stock were granted and issued in lieu of professional services at a fair value of $376 and nil, respectively.

On November 8, 2016, the Company entered into a securities purchase agreement with Energy Efficiency Investments, LLC (“EEI”) pursuant to which the Company agreed to issue up to $7,732 principal amount of 3% Original Issue Discount Senior Convertible Promissory Notes of the Company and related common stock purchase warrants. On December 31, 2019, the Company terminated its agreement with EEI, as a result, EEI returned 122,257 common shares.

As of March 28, 2020, and December 28, 2019, there were 1,993,578 and 1,919,048 shares, respectively, of common stock issued and outstanding.

Additionally, the Company is amortizing the fair value of 223,214 common shares granted during September 2019, but not vested, in lieu of professional services at a fair value of $1,000.  The share-based compensation expense remaining of $281 is being amortized through September 2021.

Stock options: The 2016 Plan, which replaces the 2011 Plan, authorizes the granting of awards in any of the following forms: (i) incentive stock options, (ii) nonqualified stock options, (iii) restricted stock awards, and (iv) restricted stock units, and expires on the earlier of October 28, 2026, or the date that all shares reserved under the 2016 Plan are issued or no longer available. The 2016 Plan provides for the issuance of up to 400,000 shares of common stock pursuant to awards granted under the 2016 Plan. Options granted to employees typically vest over two years, while grants to non-employee directors vest in six months. As of March 28, 2020, and December 28, 2019, 38,000 and  4,000 options were outstanding under the 2016 Plan, respectively.

Our 2011 Plan authorizes the granting of awards in any of the following forms: (i) stock options, (ii) stock appreciation rights, and (iii) other share-based awards, including but not limited to, restricted stock, restricted stock units or performance shares, and expires on the earlier of May 12, 2021, or the date that all shares reserved under the 2011 Plan are issued or no longer available. As of March 28, 2020, and December 28, 2019, 40,400 and 40,400 options, respectively, were outstanding under the 2011 Plan. No additional awards will be granted under the 2011 Plan.

We issue shares of new common stock when stock options are exercised. The Company periodically grants stock options that vest based upon the achievement of performance targets. For performance-based options, the Company evaluates the likelihood of the targets being met and records the expense over the probable vesting period.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. 34,000 options were granted during the 13 weeks ended March 28, 2020.

Additional information relating to all outstanding options is as follows:

		Weighted Average	Aggregate	Weighted Average Remaining
	Options Outstanding	Exercise Price	Intrinsic Value	Contractual Life
Balance December 30, 2018	100,900	$11.07	$—	3.84
Cancelled/expired/forfeited	(56,500)	9.30
Balance at December 28, 2019	44,400	$13.31	$—	3.00
Granted	34,000	3.85
Balance at March 28, 2020	78,400	$11.16	$—	5.84

As of March 28, 2020, 44,400 stock options are exercisable with a weighted average exercise price of $12.28.

We recognized $31 and $60 share-based compensation expense related to option grants for the 13 weeks ended March 28, 2020 and March 30, 2019, respectively.

There is estimated future share-based compensation expense as of March 28, 2020 of $194 to be amortized until February 2021.

Warrants:

As of March 28, 2020, and December 28, 2019, we had fully vested warrants outstanding to purchase 33,363 shares of common stock at a price of $3.40 per share and expire in May 2020.

Note 17: Loss Per Share

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

The following table presents the computation of basic and diluted net loss per share:

	For the Thirteen Weeks Ended
	March 28, 2020	March 30, 2019
Net loss	$(2,283)	$(2,028)
Basic loss per share	$(1.33)	$(1.20)
Diluted loss per share	$(1.33)	$(1.20)

Potentially dilutive securities were excluded from the calculation of diluted net loss per share for the 13 weeks ended March 28, 2020 and March 30, 2019, respectively. The weighted average number of dilutive securities excluded were 111,763 and 134,363, respectively for each period, because the effects were anti-dilutive based on the application of the treasury stock method.

Note 18: Major Customers and Suppliers

For the 13 weeks ended March 28, 2020, two customers represented a combined 32% of our total revenues. For the 13 weeks ended March 30, 2019, two customers represented a combined 26% of our total revenue.  As of March 28, 2020, three customers represented 55% of our total trade receivables. As of December 28, 2019, three customers represented more than 10% of our total trade receivables, for a total of 49% of our total trade receivables.

During the 13 weeks ended March 28, 2020 and March 30, 2019, we purchased appliances for resale from four suppliers. We have and are continuing to secure other vendors from which to purchase appliances. However, the curtailment or loss of one of these suppliers or any appliance supplier could adversely affect our operations.

Note 19: Defined Contribution Plan

We have a defined contribution salary deferral plan covering substantially all employees under Section 401(k) of the Internal Revenue Code. We contribute an amount equal to 10 cents for each dollar contributed by each employee up to a maximum of 5% of each employee’s compensation. We recognized expense for contributions to the plans of $9 and $19 for the 13 weeks ended March 28, 2020 and March 30, 2019, respectively.

Note 20: Segment Information

We operate within targeted markets through three reportable segments for continuing operations: biotechnology, recycling, and technology. The biotechnology segment started in September 2019 as the Company broadened its business perspectives to being a pharmaceutical company focused on finding treatments for conditions that cause severe pain and bringing to market drugs with non-addictive pain-relieving properties. The recycling segment includes all fees charged and costs incurred for collecting, recycling and installing appliances for utilities and other customers. The recycling segment also includes byproduct revenue, which is primarily generated through the recycling of appliances. The nature of products, services and customers for both segments varies significantly. As such, the segments are managed separately. Our Chief Executive Officer has been identified as the Chief Operating Decision Maker (“CODM”). The CODM evaluates performance and allocates resources based on sales and income from operations of each segment. Income (loss) from operations represents revenues less cost of revenues and operating expenses, including certain allocated selling, general and administrative costs. There are no intersegment sales or transfers.

The following tables present our segment information for the 13 weeks ended March 28, 2020 and March 30, 2019:

	Thirteen Weeks Ended
	March 28, 2020	March 30, 2019
Revenues
Recycling	$8,450	$6,293
Biotechnology	—	—
Technology	—	—
Total Revenues	$8,450	$6,293
Gross profit
Recycling	$1,474	$1,149
Biotechnology	—	—
Technology	—	—
Total Gross profit	$1,474	$1,149
Operating loss
Recycling	$(1,929)	$(1,805)
Biotechnology	(343)	—
Technology	(1,127)	(1,070)
Total Operating loss	$(3,399)	$(2,875)
Depreciation and amortization
Recycling	$80	$78
Biotechnology	—	—
Technology	937	935
Total Depreciation and amortization	$1,017	$1,013
Interest (income) expense, net
Recycling	$113	$(8)
Biotechnology	—	—
Technology	—	—
Total Interest expense, net	$113	$(8)
Net loss before benefit from income taxes
Recycling	$(1,231)	$(1,658)
Biotechnology	(343)	—
Technology	(1,120)	(1,070)
Total Net loss before benefit from income taxes	$(2,694)	$(2,728)

	As of March 28, 2020	As of December 28, 2019
Assets
Recycling	$9,884	$11,505
Biotechnology	—	—
Technology	16,591	17,529
Total Assets	$26,475	$29,034

Intangible assets
Recycling	$445	$465
Biotechnology	—	—
Technology	16,318	17,240
Total Intangible assets	$16,763	$17,705

Note 21: Related Parties

Tony Isaac, the Company’s Chief Executive Officer, is the father of Jon Isaac, President and Chief Executive Officer of Live Ventures Incorporated (“Live”) and managing member of Isaac Capital Group LLC, a greater than 5% stockholder of the Company. Tony Isaac, Chief Executive Officer, Virland Johnson, Chief Financial Officer, and Richard Butler, Board of Directors member, are members of our Board of Directors, Chief Financial Officer, Board of Directors member, and Board of Directors members, respectively, of Live. The Company also shares certain executive, accounting and legal services with Live. The total services shared were $56 and $47 for the 13 weeks ended March 28, 2020 and March 30, 2019, respectively. Customer Connexx rents approximately 9,879 square feet of office space from Live in Las Vegas, Nevada. The total rent and common area expense were $44 and $44 for the 13 weeks ended March 28, 2020 and March 30, 2019, respectively.

ApplianceSmart Note

On December 30, 2017, Purchaser entered into the Agreement  and purchased from the Company all of the Stock of ApplianceSmart in exchange for the Purchase Price. Effective April 1, 2018, the Purchaser issued the ApplianceSmart Note with a three-year term in the original principal amount of $3,919 for the balance of the purchase price. ApplianceSmart is guaranteeing the repayment of the ApplianceSmart Note.

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

Note 22. Subsequent event

On May 1, 2020, the Company entered into a promissory note (the “Promissory Note”) with Texas Capital Bank, N.A. that provides for a loan in the amount of $1,872 (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP Loan matures on April 27, 2022 and bears interest at a rate of 1.0% per annum. Monthly amortized principal and interest payments are deferred for six months after the date of disbursement. The Promissory Note contains events of default and other provisions customary for a loan of this type. The Paycheck Protection Program provides that the use of PPP Loan amount shall be limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. The Company intends to apply for forgiveness of a portion of the loan in accordance with the terms of the CARES Act to the extent applicable.

On April 23, 2020, as a result of the COVID-19 pandemic, the Company entered into an amendment to its contract services agreement with Southern California Gas Company (“SoCal Gas”) whereby SoCal Gas agreed to advance the Company $555 against the provision of future services.  The advanced payment may only be utilized for the costs associated with labor and sustaining ARCA Recycling’s workforce.   The Company received the funds on May 11, 2020.

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

Forward-Looking and Cautionary Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. You can identify forward-looking statements because they contain words such as ‘‘believes,’’ ‘‘expects,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘seeks,’’ ‘‘approximately,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘estimates’’ or ‘‘anticipates’’ or similar expressions that concern our strategy, plans or intentions. Any statements we make relating to our future operations, performance and results, and anticipated liquidity are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those we expected. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-Q, are disclosed in “Item 1-Business, Item 1A – Risk Factors” of our Form 10-K. Some of the factors that we believe could affect our results include:

•	the continued effect on the U.S. economy of the coronavirus public health crisis;
•	our ability to secure additional financing to execute our biotechnology business plan;
•	our ability to obtain the marketing approval for SR TV1001, our initial drug product candidate;
•	the strength of energy conservation recycling programs;
•	our continued ability to purchase product from our suppliers at acceptable prices;
•	costs and expenses being realized at higher than expected levels;
•	our ability to secure an adequate supply of special-buy appliances for resale;
•	the ability to secure appliance recycling and replacement contracts with sponsors of energy efficiency programs;
•	the ability of customers to supply units under their recycling contracts with us;
•	the outcome of the sales and use tax examination in California; and
•	general economic conditions affecting consumer demand for appliances.

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

Overview

JanOne is focused on finding treatments for conditions that cause severe pain and bringing to market drugs with non-addictive pain-relieving properties.  In addition, through our subsidiaries ARCA Recycling, Inc. and ARCA Canada Inc., we are engaged in the business of recycling major household appliances in North America by providing turnkey appliance recycling and replacement services for utilities and other sponsors of energy efficiency programs.  In addition, through our GeoTraq Inc. (“GeoTraq”) subsidiary, we are engaged in the development, design and, ultimately, we expect the sale of wireless transceiver modules with technology that provides location-based services directly from global Mobile IoT networks.

We operate three reportable segments:

•

Recycling: Our recycling segment is a turnkey appliance recycling program. We receive fees charged for recycling, replacement, and additional services for utility energy efficiency programs and have established 15 Regional Processing Centers (“RPCs”) for this segment throughout the United States and Canada

•	Biotechnology: Our biotechnology segment is engaged in finding treatments for conditions that cause severe pain and bringing to market drugs with non-addictive pain-relieving properties.
•	Technology: GeoTraq is in the process of developing technology to enable low cost, location-based products and services.

For the Thirteen Weeks Ended March 28, 2020 and March 30, 2019

Results of Operations

The following table sets forth certain statement of operations items and as a percentage of revenue, for the periods indicated:

	13 Weeks Ended		13 Weeks Ended
	March 28, 2020		March 30, 2019
Statement of Operations Data:
Revenue	$8,450	100.0%	$6,293	100.0%
Cost of revenue	6,976	82.6%	5,144	81.7%
Gross profit	1,474	17.4%	1,149	18.3%
Selling, general and administrative expense	4,873	57.7%	4,024	63.9%
Operating loss	(3,399)	-40.2%	(2,875)	-45.7%
Interest income (expense), net	(113)	-1.3%	8	0.1%
Other income	818	9.7%	139	2.2%
Net loss before income taxes	(2,694)	-31.9%	(2,728)	-43.3%
Benefit of income taxes	411	4.9%	700	11.1%
Net loss	$(2,283)	-27.0%	$(2,028)	-32.2%

The following tables set forth revenues for key product and service categories, percentages of total revenue and gross profits earned by key product and service categories and gross profit percent as compared to revenues for each key product category indicated:

	13 Weeks Ended		13 Weeks Ended
	March 28, 2020		March 30, 2019
	Net	Percent	Net	Percent
	Revenue	of Total	Revenue	of Total
Revenue
Recycling and Byproducts	$4,085	48.3%	$3,228	51.3%
Replacement Appliances	4,365	51.7%	3,065	48.7%
Total Revenue	$8,450	100.0%	$6,293	100.0%

	13 Weeks Ended		13 Weeks Ended
	March 28, 2020		March 30, 2019
	Gross	Gross	Gross	Gross
	Profit	Profit %	Profit	Profit %
Gross Profit
Recycling and Byproducts	80	2.0%	24	0.7%
Replacement Appliances	1,394	31.9%	1,125	36.7%
Total Gross Profit	$1,474	17.4%	$1,149	18.3%

Revenue

Revenue increased $2,157 or 34.3% for the 13 weeks ended March 28, 2020, as compared to the 13 weeks ended March 30, 2019. Replacement Appliance revenue increased $1,300 or 42.4% due to higher volumes from two customers. Recycling and Byproducts revenue increased $857 or 26.5% due to higher volumes from three customers

Cost of Revenue

Cost of revenue increased $1,832, or 35.6% for the 13 weeks ended March 28, 2020, as compared to the 13 weeks ended March 30, 2019, proportionately with the increase in revenue described above.

Gross Profit

Gross profit remained constant for the 13 weeks ended March 28, 2020, as compared to the 13 weeks ended March 30, 2019.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $849 or 21.1%, for the 13 weeks ended March 28, 2020, as compared to the 13 weeks ended March 30, 2019, due to increased corporate activity and stock based compensation.

Operating Loss

As a result of the factors described above, operating loss of $3,399 for the 13 weeks ended March 28, 2020, represented an increase in loss of $524 over the comparable prior year 13 weeks ended March 30, 2019 of $2,875.

Interest Expense, net

Interest expense net increased $113 for the 13 weeks ended March 28, 2020, as compared to the 13 weeks ended March 30, 2019 primarily due to the increase in related party debt and California sales and use tax interest.

Other Income

Other income increased $679 for the 13 weeks ended March 28, 2020, as compared to the 13 weeks ended March 30, 2019. The increase is primarily attributable to an increase in gains on the litigation settlement received during 2020 compared to 2019.

Benefit from Income Taxes

We recorded an income tax benefit of $411 for the 13 weeks ended March 28, 2020, compared with a benefit from income taxes of $700 for in the same period of 2018, a decrease of $289.

Net Loss

The factors described above led to a net loss of $2,283 for the 13 weeks ended March 28, 2020, an increase in loss of $255 from a net loss of $2,028 for the 13 weeks ended March 30, 2019.

Segment Performance

We report our business in the following segments: Biotechnology, Recycling, and Technology. We identified these segments based on a combination of business type, customers serviced and how we divide management responsibility. Our revenues and profits from our recycling segment are driven through our recycling centers. We expect revenues and profits for our biotechnology segment to be driven by the development of pharmaceuticals that treat the root cause of pain but are non-opioid painkillers.  We expect revenues and profits for our technology segment to be driven by the sale of IOT Modules.

Operating loss by operating segment, is defined as loss before net interest expense, other income and expense, provision for income taxes.

	13 Weeks Ended March 28, 2020				13 Weeks Ended March 30, 2019
	Recycling	Biotechnology	Technology	Total	Recycling	Biotechnology	Technology	Total
Revenue	$8,450	$—	$—	$8,450	$6,293	$—	$—	$6,293
Cost of revenue	6,976	—	—	6,976	5,144	—	—	5,144
Gross profit	1,474	—	—	1,474	1,149	—	—	1,149
Selling, general and administrative expense	3,403	343	1,127	4,873	2,954	—	1,070	4,024
Operating loss	$(1,929)	$(343)	$(1,127)	$(3,399)	$(1,805)	$—	$(1,070)	$(2,875)

Recycling Segment

The recycling segment consists of ARCA Recycling, Customer Connexx, and ARCA Canada. Revenue for the 13 weeks ended March 28, 2020, increased by $2,157, or 34.3% as compared to the prior year period. Replacement Appliance revenue increased $1,300 or 42.4% due to higher volumes from two customers. Recycling and Byproducts revenue increased $857 or 26.5% due to higher volumes from three customers.

Cost of revenue for the 13 weeks ended March 28, 2020, increased $1,832 or 35.6% as compared to the prior year period, proportionately with revenue as described.

Operating loss for the 13 weeks ended March 28, 2020, increased $124 as compared to the prior year period. This represents an increase in gross profit of $325 and increased selling, general and administrative expense of $449.

Biotechnology Segment

Our biotechnology segment started during September 2019, and, as a result, incurred expenses of $343 related to employee costs and professional services related to research for the 13 weeks ended March 30, 2019.

Technology Segment

The technology segment consists of GeoTraq. Results for the 13 weeks ended March 28, 2020 include a loss of $1,127 which approximated the 13 weeks ended March 30, 2019 loss of $1,070. The loss represents intangible asset amortization expense and other selling general and administrative expense for each period.

Liquidity and Capital Resources

Overview

As of March 28, 2020, we had total cash on hand of $837. As we continue to pursue strategic transactions to expand and grow our business, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

In December 2019, the novel coronavirus surfaced in Wuhan, China. The World Health Organization declared a global emergency on January 30, 2020, with respect to the outbreak. The widespread health crisis has adversely affected the global economy, resulting in an economic downturn that could impact demand for our products.

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

On May 1, 2020, the Company entered into a promissory note (the “Promissory Note”) with Texas Capital Bank, N.A. that provides for a loan in the amount of $1,872 (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP Loan matures on April 27, 2022 and bears interest at a rate of 1.0% per annum. Monthly amortized principal and interest payments are deferred for six months after the date of disbursement. The Promissory Note contains events of default and other provisions customary for a loan of this type. The Paycheck Protection Program provides that the use of PPP Loan amount shall be limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. The Company intends to apply for forgiveness of a portion of the loan in accordance with the terms of the CARES Act to the extent applicable.

On April 23, 2020, as a result of the COVID-19 pandemic, the Company entered into an amendment to its contract services agreement with Southern California Gas Company (“SoCal Gas”) whereby SoCal Gas agreed to advance the Company $555 against the provision of future services.  The advanced payment may only be utilized for the costs associated with labor and sustaining ARCA Recycling’s workforce.   The Company received the funds on May 11, 2020.

Based on our current operating plans, we believe that available cash balances, funds available under our factoring agreement with Prestige Capital Finance, LLC (“Prestige Capital”), and or other refinancing of existing indebtedness will provide sufficient liquidity to fund our operations, our continued investments in store openings and remodeling activities for at least the next 12 months.

Cash Flows

During the 13 weeks ended March 28, 2020, cash provided by operations was $696, compared to cash used in operations of $246 during the 13 weeks ended March 30, 2019. The decrease in cash provided by operations was primarily due to:

A a decrease in the change in deferred compensation of $147, and a decrease in the change in deferred income taxes of $228 and an increase in non-cash stock based compensation of $316.

Changes in working capital accounts affecting operating cash flows were as follows: an increase in accounts receivable of $1,437, a decrease in income taxes receivable of $65, a decrease in accounts payable and accrued expenses of $1,269, an increase in prepaid expenses and other current assets of $97 and an increase in inventory of $207.

Cash used in investing activities was $64 and $110 for the 13 weeks ended March 28, 2020 and the 13 weeks ended March 30, 2019, respectively. The decrease in cash used in investing activities, as compared to the prior period is primarily attributable to decrease in net payments received on a note receivable from Live Ventures Incorporated of $53, offset by the decrease in purchases of property and equipment  and intangibles of $99.

Cash used in financing activities was $280 and $193 for the 13 weeks ended March 28, 2020  and the 13 weeks ended March 30, 2019, respectively, was related payments on debt obligations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk and Impact of Inflation

Foreign Currency Exchange Rate Risk. We currently generate revenues in Canada. The reporting currency for our consolidated financial statements is U.S. dollars. It is not possible to determine the exact impact of foreign currency exchange rate changes; however, the effect on reported revenue and net loss can be estimated. We estimate that the U.S. dollar against the Canadian dollar had an immaterial impact on our consolidated financial statements for the period ended March 28, 2020. We do not currently hedge foreign currency fluctuations and do not intend to do so for the foreseeable future.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at March 28, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at March 28, 2020, our disclosure controls and procedures were ineffective.

Changes in Internal Control over Financial Reporting

During the first fiscal quarter of fiscal 2020, covered by this Quarterly Report on Form 10-Q, we did not make any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

Management noted material weaknesses in internal control when conducting their evaluation of internal control as of December 28, 2019. (1) Insufficient information technology general controls (“ITGC”) and segregation of duties. It was noted that people who were negotiating a contract, were also involved in approving invoices without proper oversight. Additional controls and procedures are necessary and are being implemented to have check and balance on significant transactions and governance with those charged with governance authority. (2) Inadequate control design or lack of sufficient controls over significant accounting processes. The cutoff and reconciliation procedures were not effective with certain accrued and deferred expenses. (3) Insufficient assessment of the impact of potentially significant transactions, and (4) Insufficient processes and procedures related to proper recordkeeping of agreements and contracts. In addition, contract to invoice reconciliation was not effective with certain transportation service providers. As part of its remediation plan, processes and procedures have been implemented to help ensure accruals and invoices are reviewed for accuracy and properly recorded in the appropriate period. These material weaknesses remained outstanding as of March 28, 2020 and management is currently working to remedy these outstanding material weaknesses.

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

PART II. Other Information

Item 1. Legal Proceedings

On December 29, 2016, the Company served a Minnesota state court complaint for breach of contract on Skybridge Americas, Inc. (“SA”), the Company’s primary call center vendor throughout 2015 and most of 2016. The Company seeks damages in the millions of dollars as a result of alleged overcharging by SA and lost client contracts. On January 25, 2017, SA served a counterclaim for unpaid invoices in the amount of approximately $460,000 plus interest and attorneys’ fees. On March 29, 2017, the Hennepin County district court (the “District Court”) dismissed the Company’s breach of contract claim based on SA’s overuse of its Canadian call center but permitted the Company’s remaining claims to proceed. Following motion practice, on January 8, 2018 the District Court entered judgment in SA’s favor, which was amended as of February 28, 2018, for a total amount of $613,566.32, including interest and attorneys’ fees. On March 4, 2019, the Minnesota Court of Appeals (the “Court of Appeals”) ruled and (i) reversed the District Court’s judgment in favor of Skybridge on the call center location claim and remanded the issue back to the District Court for further proceedings, (ii) reversed the District Court’s judgment in favor of Skybridge on the net payment issue and remanded the issue to the District Court for further proceedings, and (iii) affirmed the District Court’s judgment in Skybridge’s favor against the Company’s claim that Skybridge breached the contract when it failed to meet the service level agreements. As a result of the decision by the Court of Appeals, the District Court’s award of interest and attorneys’ fees, etc. was reversed.  Trial is scheduled for late August / early September 2020.

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

The California Department of Tax and Fee Administration (formerly known as the California Board of Equalization) (“CDTFA”) conducted a sales and use tax examination covering ARCA Recycling’s California operations for years 2011, 2012 and 2013. The Company believed it was exempt from collecting sales taxes under service agreements with utility customers that included appliance replacement programs. During the fourth quarter of 2014, the Company received communication from the CDTFA indicating they were not in agreement with the Company’s interpretation of the law. As a result, the Company applied for and, as of February 9, 2015, received approval to participate in the CDTFA’s Managed Audit Program. The period covered under this program included years 2011, 2012, 2013 and extended through the nine-month period ended September 30, 2014.  On April 13, 2017 the Company received the formal CDTFA assessment for sales tax for tax years 2011, 2012 and 2013 in the amount of $4.1 million plus applicable interest of $0.5 million related to the appliance replacement programs that the Company administered on behalf of its customers on which it did not assess, collect or remit sales tax. The Company has appealed this assessment to the CDTFA Appeals Bureau.  The appeal remains in process. Interest will continue to accrue until the matter is settled. The total estimated amount of sales tax plus interest was $5.5 million as of March 28, 2020.

We are party from time to time to other ordinary course disputes that we do not believe to be material.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of funds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Index to Exhibits

Exhibit Number		Exhibit Description	Form	File Number	Exhibit Number	Filing Date

3.1		Articles of Incorporation of Appliance Recycling Centers of America, Inc.	8-K	0-19621	3.3	03/13/18

3.2		Articles of Conversion	8-K	0-19621	3.1	03/13/18

3.3		Articles of Conversion	8-K	0-19621	3.2	03/13/18

3.4		Certificate of Correction	10-Q	0-19621	3.1	08/14/18

3.5		Certificate of Change	8-K	0-19621	3.1	04/22/19

3.6		Certificate of Correction	8-K	0-19621	3.7	06/24/19

3.7		Certificate of Designation of Powers, Preferences, and Rights of Series A-1 Convertible Preferred Stock of JanOne Inc. (formerly known as Appliance Recycling Centers of America, Inc.)	8-K	0-19621	3.8	06/24/19

3.8		Articles of Merger for JanOne Inc. into Appliance Recycling Centers of America, Inc., filed iwth the Secretary of the State of Nevada on September 9, 2019, and effective on September 10, 2019	8-K	0-19621	3.10	09/13/19

3.9		Bylaws of Appliance Recycling Centers of America, Inc.	8-K	0-19621	3.4	03/13/18

3.10		First Amendment to Bylaws of Appliance Recycling Centers of America, Inc.	8-K	0-19621	3.1	12/31/18

10.1		Master Agreement for Development, Manufacturing and Supply Services dated February 5, 2020 by and between JanOne Inc. and CoreRx Inc.	8-K	0-19621	10.1	02/07/20

31.1	*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Ex. 101.INS	*	XBRL Instance Document

Ex. 101.SCH	*	XBRL Taxonomy Extension Schema Document

Ex. 101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

Ex. 101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

Ex. 101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

Ex. 101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

JanOne Inc.
(Registrant)

Date:	May 12, 2020	By:	/s/ Tony Isaac
Tony Isaac
Chief Executive Officer
(Principal Executive Officer)

Date:	May 12, 2020	By:	/s/ Virland A. Johnson
Virland A. Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)