Form 10-Q
period 2020-06-27
JanOne Inc.
filed 2020-08-10
CIK 862861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 27, 2020

or

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

As of July 30, 2020, there were 2,023,846 outstanding shares of the registrant’s common stock, with a par value of $0.001.

JANONE INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

JANONE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	June 27, 2020	December 28, 2019
	(Unaudited)
Assets
Cash and cash equivalents	$883	$481
Trade and other receivables, net	3,276	6,578
Income taxes receivable	43	76
Inventories	1,829	1,348
Prepaid expenses and other current assets	845	356
Total current assets	6,876	8,839
Property and equipment, net	304	324
Right of use asset - operating leases	2,579	1,894
Intangible assets, net	15,816	17,705
Deposits and other assets	243	272
Deferred income taxes, net	203	—
Total assets	$26,021	$29,034
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$1,900	$4,365
Accrued liabilities - other	4,741	3,938
Accrued liability - California Sales Taxes	5,603	5,438
Lease obligation short term - operating leases	1,245	1,079
Short term debt	3,469	280
Related party note	1,493	2,473
Total current liabilities	18,451	17,573
Lease obligation long term - operating leases	1,471	850
Deferred income taxes, net	—	270
Total liabilities	19,922	18,693
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, series A - par value $0.001 per share 2,000,000 authorized, 259,729 shares issued and outstanding at June 27, 2020 and December 28, 2019, respectively	—	—
Common stock, par value $0.001 per share, 10,000,000 shares authorized, 1,993,578 and 1,919,048 shares issued and outstanding at June 27, 2020 and at December 28, 2019, respectively	2	2
Additional paid in capital	39,802	39,291
Accumulated other comprehensive loss	(561)	(533)
Accumulated deficit	(33,144)	(28,419)
Total stockholders' equity	6,099	10,341
Total liabilities and stockholders' equity	$26,021	$29,034

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JANONE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(Dollars in thousands, except per share)

	For the Thirteen Weeks Ended		For the Twenty Six Weeks Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Revenues	$4,007	$7,601	$12,457	$13,894
Cost of revenues	2,962	5,733	9,938	10,877
Gross profit	1,045	1,868	2,519	3,017
Operating expenses:
Selling, general and administrative expenses	3,363	4,257	8,236	8,281
Operating loss	(2,318)	(2,389)	(5,717)	(5,264)
Other income (expense):
Interest income (expense), net	(54)	(14)	(167)	(6)
Other income, net	(8)	639	810	778
Total other income (expense), net	(62)	625	643	772
Loss from operations before benefit (expense) from income taxes	(2,380)	(1,764)	(5,074)	(4,492)
Income tax benefit (expense)	(62)	393	349	1,093
Net loss	$(2,442)	$(1,371)	$(4,725)	$(3,399)

Loss per share:
Basic loss per share	$(1.22)	$(0.81)	$(2.41)	$(2.01)
Diluted loss per share	$(1.22)	$(0.81)	$(2.41)	$(2.01)
Weighted average common shares outstanding:
Basic	1,993,578	1,694,565	1,961,210	1,694,565
Diluted	1,993,578	1,694,565	1,961,210	1,694,565

Net loss	$(2,442)	$(1,371)	$(4,725)	$(3,399)
Other comprehensive income (loss), net of tax:
Effect of foreign currency translation adjustments	(34)	10	(28)	17
Total other comprehensive income (loss), net of tax	(34)	10	(28)	17
Comprehensive loss	$(2,476)	$(1,361)	$(4,753)	$(3,382)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JANONE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Twenty Six Weeks Ended
	June 27, 2020	June 29, 2019
OPERATING ACTIVITIES:
Net loss	$(4,725)	$(3,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,044	1,970
Amortization of debt issuance costs	20	74
Stock based compensation expense	511	120
Non cash lease expense	102	30
Change in deferred rent	—	(48)
Change in deferred compensation	—	(148)
Change in deferred income taxes	(473)	(1,094)
Other	29	381
Changes in assets and liabilities:
Accounts receivable	3,304	914
Income taxes receivable	33	(131)
Prepaid expenses and other current assets	(489)	(363)
Inventories	(481)	(210)
Accounts payable and accrued expenses	(1,497)	783
Net cash used in operating activities	(1,622)	(1,121)
INVESTING ACTIVITIES:
Purchases of property and equipment	(21)	(227)
Purchases of intangibles	(114)	—
Net payments received from ApplianceSmart note receivable	—	1,118
Net cash (used in) provided by investing activities	(135)	891
FINANCING ACTIVITIES:
Proceeds from issuance of short term debt	3,469	—
Proceeds from issuance of long term debt obligations	—	471
Payment of related party note	(1,000)	—
Payments on debt obligations	(280)	(103)
Net cash provided by financing activities	2,189	368
Effect of changes in exchange rate on cash and cash equivalents	(30)	37
INCREASE IN CASH AND CASH EQUIVALENTS	402	175
CASH AND CASH EQUIVALENTS, beginning of period	481	1,195
CASH AND CASH EQUIVALENTS, end of period	$883	$1,370
Supplemental cash flow disclosures:
Interest paid	$103	$13
Income taxes paid	—	131
Right to use asset - operating leases capitalized	930	2,272

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JANONE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(Dollars in thousands)

	Series A Preferred		Common stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Equity
Balance, March 28, 2020	259,729	$—	1,993,578	$2	$39,667	$(527)	$(30,702)	$8,440
Share based compensation	—	—	—	—	135	—	—	135
Other comprehensive income	—	—	—	—	—	(34)	—	(34)
Net loss	—	—	—	—	—	—	(2,442)	(2,442)
Balance, June 27, 2020	259,729	$—	1,993,578	$2	$39,802	$(561)	$(33,144)	$6,099

	Series A Preferred		Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Equity
Balance, March 30, 2019	288,588	$—	1,694,565	$2	$38,660	$(526)	$(18,546)	$19,590
Other comprehensive income	—	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	—	(1,371)	(1,371)
Balance, June 29, 2019	288,588	$—	1,694,565	$2	$38,660	$(516)	$(19,917)	$18,229

	Series A Preferred		Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Equity
Balance, December 28, 2019	259,729	$—	1,919,048	$2	$39,291	$(533)	$(28,419)	$10,341
Share based compensation	—	—	74,530	—	511	—	—	511
Other comprehensive income	—	—	—	—	—	(28)	—	(28)
Net loss	—	—	—	—	—	—	(4,725)	(4,725)
Balance, June 27, 2020	259,729	$—	1,993,578	$2	$39,802	$(561)	$(33,144)	$6,099

	Series A Preferred		Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Equity
Balance, December 30, 2018	288,588	$—	1,694,565	$2	$38,660	$(533)	$(16,518)	$21,611
Other comprehensive income	—	—	—	—	—	17	—	17
Net loss	—	—	—	—	—	—	(3,399)	(3,399)
Balance, June 29, 2019	288,588	$—	1,694,565	$2	$38,660	$(516)	$(19,917)	$18,229

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

The Company reports on a 52- or 53-week fiscal year. The 2020 fiscal year (“2020”) will end on December 26, 2020, and the fiscal year (“2019”) ended on December 28, 2019, each fiscal year is 52 weeks in length.

Going concern

The Company currently faces a challenging competitive environment and are focused on improving our overall profitability, which includes managing expenses. The Company reported a net loss of $2,442 and $1,371 for the 13 weeks ended June 27, 2020 and June 29, 2019, respectively, and net loss of $4,725 and $3,399 for the 26 weeks ended June 27, 2020 and June 29, 2019, respectively. In addition, as of June 27, 2020, the Company has total current assets of $6,876 and total current liabilities $18,451 resulting in a net negative working capital of $11,575.

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

During April 2020, as a result of the COVID-19 pandemic, the Company entered into an amendment to its contract services agreement with certain customers, whereby those customers agreed to advance the Company $1,168 against the provision of future services.  The advanced payment may only be utilized for the costs associated with labor and sustaining ARCA Recycling’s workforce.   The advance agreement provides for partial loan forgiveness if certain conditions are met. See Note 14 for a complete discussion of these advances.

On May 1, 2020, the Company entered into a promissory note with Texas Capital Bank, N.A. for $1,872 under the Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). See Note 14 for a complete discussion about this loan.

Based on the above, management has concluded that as of the filing date on this quarterly report, the Company is not aware and did not identify any other conditions or events that would cause the Company to not be able to continue business as a going concern for the next twelve months.

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

Reclassifications

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on the previously reported net loss or stockholders’ equity.

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

Financial Instruments

Financial instruments consist primarily of cash equivalents, trade and other receivables, notes receivables, and obligations under accounts payable, accrued expenses and notes payable. The carrying amounts of cash equivalents, trade receivables and other receivables, accounts payable, accrued expenses and short-term notes payable approximate fair value because of the short maturity of these instruments. The fair value of the long-term debt is calculated based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements, unless quoted market prices were available (Level 2 inputs). The carrying amounts of short-term debt at June 27, 2020 and December 28, 2019 approximate fair value.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase. Fair value of cash equivalents approximates carrying value.

Trade Receivables and Allowance for Doubtful Accounts

We carry unsecured trade receivables at the original invoice amount less an estimate made for doubtful accounts based on a monthly review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. We write off trade receivables when we deem them uncollectible. We record recoveries of trade receivables previously written off when we receive them. We consider a trade receivable to be past due if any portion of the receivable balance is outstanding for more than ninety days. We do not charge interest on past due receivables.  Our management considers the allowance for doubtful accounts of $29 and $29 to be adequate to cover any exposure to loss as of June 27, 2020, and December 28, 2019, respectively.

Inventories

Inventories, consisting primarily of appliances, are stated at the lower of cost, determined on a specific identification basis, or net realizable value. We provide estimated provisions for the obsolescence of our appliance inventories, including adjustment to market, based on various factors, including the age of such inventory and our management’s assessment of the need for such provisions. We look at historical inventory aging reports and margin analyses in determining our provision estimate. A revised cost basis is used once a provision for obsolescence is recorded. The Company does not have a reserve for excess or obsolete inventory at June 27, 2020 and December 28, 2019.

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

There was no impairment of intangibles as of June 27, 2020 or December 28, 2019 based on the intangible asset impairment review performed as of those dates.

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

Revenue Recognition

We provide replacement appliances and provide appliance pickup and recycling services for consumers (“end users”) of public utilities, our customers. As part of our de-manufacturing and recycling process, we receive revenue from scrap dealers for refrigerant, steel, plastic, glass, copper and other residual items.

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

Byproduct Revenue

We generate other recycling byproduct revenue (the sale of refrigerant gas and copper, steel, aluminum, and other recoverable non-refrigerant byproducts) as part of our de-manufacturing process. We recognize byproduct revenue upon delivery and transfer of control of byproduct to a third-party recycling customer, having a mutually agreed upon price per pound and collection reasonably assured. Transfer of control occurs at the time the customer is in possession of the byproduct material. Revenue recognized is a function of byproduct weight, type and in some cases volume of the byproduct delivered multiplied by the market rate as quoted.

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

Assets Recognized from Costs to Obtain a Contract with a Customer

We recognize an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. We have concluded that no material costs have been incurred to meet the capitalization criteria, and as such, there are no material costs deferred and recognized as assets on the consolidated balance sheet at June 27, 2020 or December 28, 2019 under FASB Accounting Standards Codification ASC 606.

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

Revenue recognized for Company contracts was $3,664 and $6,835 for the 13 weeks ended June 27, 2020 and June 29, 2019, respectively. Revenue recognized for Company contracts was $11,677 and $12,506 for the 26 weeks ended June 27, 2020 and June 29, 2019, respectively. Byproduct revenue is non-contract revenue and amounts for Byproduct revenue have been excluded from Revenue recognized for Company contracts for all periods presented.

Shipping and Handling

The Company classifies shipping and handling charged to customers as revenues and classifies costs relating to shipping and handling as cost of revenues.

Advertising Expense

Advertising expense is charged to operations as incurred. Advertising expense totaled $31 and $345 for the 13 weeks ended June 27, 2020 and June 29, 2019, respectively and $122 and $455 for the 26 weeks ended June 27, 2020 and June 29, 2019, respectively.

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

The weighted average lease term for operating leases is 33 months and the weighted average discount rate is 8%.

Stock-Based Compensation

The Company from time to time grants restricted stock awards and options to employees (including executives), non-employees, and members of the Board of Directors and Scientific Advisory Board. Such awards are valued based on the grant date fair-value of the instruments, net of estimated forfeitures. The value of each award is amortized on a straight-line basis over the vesting period.

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

Concentration of Credit Risk

The Company maintains cash balances at several banks in several states including, Minnesota, California, and Nevada. Accounts are insured by the Federal Deposit Insurance Corporation up to $250 per institution as of June 27, 2020. At times, balances may exceed federally insured limits.

Note 3: Trade and other receivables

	June 27, 2020	December 28, 2019
Trade receivables, net	$3,273	$7,226
Factored accounts receivable	(281)	(2,165)
Prestige Capital reserve receivable	34	415
Due from Recleim	—	913
Other receivables	250	189
Trade and other receivables, net	$3,276	$6,578

Trade accounts receivable	$2,288	$5,928
Un-billed trade receivables	1,014	1,327
A/R Reserve	(29)	(29)
Total trade receivables, net	$3,273	$7,226

Note 4: Inventory

Appliances held for resale are stated at the lower of cost, determined on a specific identification basis, or net realizable value. Inventory raw material - chips, are stated at the lower of average cost or net realizable value. Total inventory consists of the following as of June 27, 2020 and December 28, 2019:

	June 27, 2020	December 28, 2019
Appliances held for resale	$1,629	$1,148
Inventory - raw material - chips	200	200
Total inventory	$1,829	$1,348

We provide estimated provisions for the obsolescence of inventories, including adjustments to net realizable value, based on various factors, including the age of such inventory and our management’s assessment of the need for such provisions. We review historical inventory aging reports and margin analyses in determining our provision estimate. A revised cost basis is used once a provision for obsolescence is recorded. At June 27, 2020 and December 28, 2019, we do not have an inventory reserve.

Note 5: Prepaids and other current assets

Prepaids and other current assets as of June 27, 2020 and December 28, 2019 consist of the following:

	June 27, 2020	December 28, 2019
Prepaid insurance	$677	$282
Prepaid other	168	74
Total prepaid expenses and other current assets	$845	$356

Note 6: Note receivable

On December 30, 2017, we sold our retail appliance segment, ApplianceSmart, Inc. (“ApplianceSmart”), to ApplianceSmart Holdings LLC (the “Purchaser”), a wholly owned subsidiary of Live Ventures Incorporated, pursuant to a Stock Purchase Agreement (the “Agreement”). Pursuant to the Agreement, the Purchaser purchased from the Company all the issued and outstanding shares of capital stock (the “Stock”) of ApplianceSmart in exchange for $6,500 (the “Purchase Price”). Per the Agreement, the Purchase Price was due and payable on or before March 31, 2018.

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

On December 9, 2019, ApplianceSmart filed a voluntary petition in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of Title 11 of the United States Code.  As a result, the Company has recorded an impairment charge of $2,992 for the amount owed by ApplianceSmart to the Company as of December 28, 2019.  The Company continues to record interest income on the ApplianceSmart Note and a corresponding impairment charge. The outstanding balance of the ApplianceSmart Note at June 27, 2020 and December 28, 2019 was $3,062 and $2,992, respectively, exclusive of the impairment charges.

Note 7: Property and Equipment

Property and equipment as of June 27, 2020 and December 28, 2019 consist of the following:

	Useful Life (Years)	June 27, 2020	December 28, 2019
Buildings and improvements	3-30	$72	$69
Equipment	3-15	2,332	2,314
Projects under construction		120	120
Property and equipment		2,524	2,503
Less accumulated depreciation and amortization		(2,220)	(2,179)
Total property and equipment, net		$304	$324

Depreciation expense was $22 and $24 for the 13 weeks ended June 27, 2020 and June 29, 2019, respectively. Depreciation expense was $41 and $104 for the 26 weeks ended June 27, 2020 and June 29, 2019, respectively.

Note 8: Intangible Assets

Intangible assets as of June 27, 2020 and December 28, 2019 consist of the following:

	June 27, 2020	December 28, 2019
Intangible assets GeoTraq, net	$26,096	$26,096
Patent and domains	23	23
Computer software	4,281	4,167
Intangible assets	30,400	30,286
Less accumulated amortization	(14,584)	(12,581)
Total intangible assets	$15,816	$17,705

The useful life and amortization period of the GeoTraq intangible acquired is seven years from the acquisition date of August 18, 2017. Intangible amortization expense was $1,005 and $933 for the 13 weeks ended June 27, 2020 and June 29, 2019, respectively. Intangible amortization expense was $2,003 and $1,866 for the 26 weeks ended June 27, 2020 and June 29, 2019, respectively.

Note 9: Deposits and other assets

Deposits and other assets as of June 27, 2020 and December 28, 2019 consist of the following:

	June 27, 2020	December 28, 2019
Deposits	$168	$195
Other	75	77
Total deposits and other assets	$243	$272

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

Total present value of lease payments as of June 27, 2020:

Remainder 2020	$748
2021	1,165
2022	575
2023	341
2024	196
2025	10
Total	3,035
Less Interest	(319)
Present Value of Payments	$2,716

During the 26 weeks ended June 27, 2020 and June 29, 2019, $542 and $586, respectively, was included in operating cash flow for amounts paid for operating leases.

Additionally, we obtained right-of-use assets in exchange for lease liabilities of approximately $1,164 upon commencement of operating leases during the 26 weeks ended June 27, 2020. Additionally, we exercised an early termination clause in one our leases which reduces our right of use assets by $234.

Note 11: Accrued Liabilities

Accrued liabilities as of June 27, 2020 and December 28, 2019 consist of the following:

	June 27, 2020	December 28, 2019
Compensation and benefits	$1,222	$809
Contract liability	827	515
Accrued incentive and rebate checks	596	988
Accrued rent	—	228
Accrued guarantees	767	767
Accrued purchase orders	1,067	—
Other	262	631
Total accrued expenses	$4,741	$3,938

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

As of June 27, 2020 and December 28, 2019, our accrued liability for California sales tax was $5,603 and $5,438, respectively.

Note 13: Income Taxes

Our overall effective tax rate was negative 6.9% for the 26 weeks ended June 27, 2020, and we recorded a tax provision benefit of $349 against a pre-provision loss of $5,074. Our overall effective tax rate was 24.2% for the 26 weeks ended June 29, 2019, and we had a tax benefit of $1,093 against a pre-provision loss of $4,492. The effective tax rates and related provisional tax amounts vary from the U.S. federal statutory rate due to state taxes, foreign taxes, share-based compensation, valuation allowance, and certain non-deductible expenses.

We regularly evaluate both positive and negative evidence related to retaining a valuation allowance against certain deferred tax assets. The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. We have concluded based on the weight of evidence that a valuation allowance should be maintained against certain deferred tax assets that we do not expect to utilize in the near future. The Company continues to have a full valuation allowance against its Canadian operations. The Company recorded a full valuation allowance against its U.S. deferred tax assets except for $203, the portion of NOL that will be carried back due to prior years under the Coronavirus Aid, Relief, and Economic Security (CARES) Act which was signed into law on March 27, 2020.

Note 14: Short Term Debt

Short term debt and other financing obligations as of June 27, 2020 and December 28, 2019, consist of the following:

	June 27, 2020	December 28, 2019
AFCO Finance	$429	$155
GE 8% loan agreement	—	125
Payroll protection plan	1,872	—
Vendor advance payments	1,168	—
Total short term debt	$3,469	$280

AFCO Finance

Annually, we enter into a financing agreement with AFCO Credit Corporation (“AFCO”) purchased through Marsh Insurance to fund the annual premiums on insurance policies due June 1 of each year. These policies are related to workers’ compensation and various liability policies including, but not limited to, General, Auto, Umbrella, Property, and Directors’ and Officers’ insurance. The total amount of the premiums financed during June 2020 was $429 with an interest rate of 3.3%. An initial down payment of $143 was due before July 1, 2020 with additional monthly payments of $48 made beginning July 1, 2020 and ending December 1, 2020.

The outstanding principal due AFCO at June 27, 2020 and December 28, 2019 was $429 and $155, respectively.

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

Payroll Protection Program

On May 1, 2020, the Company entered into a promissory note (the “Promissory Note”) with Texas Capital Bank, N.A. that provides for a loan in the amount of $1,872 (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP Loan matures on April 27, 2022 and bears interest at a rate of 1.0% per annum. Monthly amortized principal and interest payments are deferred for six months after the date of disbursement. The Promissory Note contains events of default and other provisions customary for a loan of this type. The Paycheck Protection Program provides that the use of the PPP Loan amount shall be limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. The Company intends to apply for forgiveness of a portion of the loan in accordance with the terms of the CARES Act to the extent applicable.

Customer Advance Payments

As of the period ending June 27, 2020, the Company received advance payments authorized by the California Public Utilities Commission and processed through two California utilities for the purposes of sustaining the workforce during the COVID-19 pandemic shutdown. The use of these funds was limited to labor and labor benefits for impacted employees. Portions of these advances are forgivable if certain conditions are met the specifics which have not been finalized.  Advance payments that are not forgiven will need to be paid back in full by December 31, 2021.   Total funding received under this program as of June 27, 2020 amounted to $1,168. As of this same date, no amounts have been forgiven.

Note 15: Commitments and Contingencies

Litigation

On December 29, 2016, the Company served a Minnesota state court complaint for breach of contract on Skybridge Americas, Inc. (“SA”), the Company’s primary call center vendor throughout 2015 and most of 2016. The Company seeks damages in the millions of dollars as a result of alleged overcharging by SA and lost client contracts. On January 25, 2017, SA served a counterclaim for unpaid invoices in the amount of approximately $460 plus interest and attorneys’ fees. On March 29, 2017, the Hennepin County district court (the “District Court”) dismissed the Company’s breach of contract claim based on SA’s overuse of its Canadian call center but permitted the Company’s remaining claims to proceed. Following motion practice, on January 8, 2018 the District Court entered judgment in SA’s favor, which was amended as of February 28, 2018, for a total amount of $614, including interest and attorneys’ fees. On March 4, 2019, the Minnesota Court of Appeals (the “Court of Appeals”) ruled and (i) reversed the District Court’s judgment in favor of Skybridge on the call center location claim and remanded the issue back to the District Court for further proceedings, (ii) reversed the District Court’s judgment in favor of Skybridge on the net payment issue and remanded the issue to the District Court for further proceedings, and (iii) affirmed the District Court’s judgment in Skybridge’s favor against the Company’s claim that Skybridge breached the contract when it failed to meet the service level agreements. As a result of the decision by the Court of Appeals, the District Court’s award of interest and attorneys’ fees, etc. was reversed.  The Company and SA held a mediation session in July 2020.  Trial is scheduled for late August / early September 2020.

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

The Company is party from time to time to other ordinary course disputes that we do not believe to be material to our financial condition as of June 27, 2020.

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

Contract liabilities rollforward

The following table summarizes the contract liability activity for the 26 weeks ended June 27, 2020:

Beginning balance, December 28, 2019	$515
Accrued	358
Settled	(46)
Ending balance, June 27, 2020	$827

Note 16: Shareholders’ Equity

Common Stock: Our Articles of Incorporation authorize 10,000,000 shares of common stock that may be issued from time to time having such rights, powers, preferences and designations as the Board of Directors may determine.  During the 26 weeks ended June 27, 2020 and June 29, 2019, 74,530 and nil shares of common stock were granted and issued in lieu of professional services at a fair value of $376 and nil, respectively.

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

As of June 27, 2020, and December 28, 2019, there were 1,993,578 and 1,919,048 shares, respectively, of common stock issued and outstanding.

Additionally, the Company is amortizing the fair value of 223,214 common shares granted during September 2019, but not vested, in lieu of professional services at a fair value of $1,000.  The share-based compensation expense remaining of $188 is being amortized through September 2021.

Stock options: The 2016 Plan, which replaces the 2011 Plan, authorizes the granting of awards in any of the following forms: (i) incentive stock options, (ii) nonqualified stock options, (iii) restricted stock awards, and (iv) restricted stock units, and expires on the earlier of October 28, 2026, or the date that all shares reserved under the 2016 Plan are issued or no longer available. The 2016 Plan provides for the issuance of up to 400,000 shares of common stock pursuant to awards granted under the 2016 Plan. Options granted to employees typically vest over two years, while grants to non-employee directors vest in six months. As of June 27, 2020, and December 28, 2019, 38,000 and  4,000 options were outstanding under the 2016 Plan, respectively.

Our 2011 Plan authorizes the granting of awards in any of the following forms: (i) stock options, (ii) stock appreciation rights, and (iii) other share-based awards, including but not limited to, restricted stock, restricted stock units or performance shares, and expires on the earlier of May 12, 2021, or the date that all shares reserved under the 2011 Plan are issued or no longer available. As of June 27, 2020, and December 28, 2019, 40,400 and 40,400 options, respectively, were outstanding under the 2011 Plan. No additional awards will be granted under the 2011 Plan.

We issue shares of new common stock when stock options are exercised. The Company periodically grants stock options that vest based upon the achievement of performance targets. For performance-based options, the Company evaluates the likelihood of the targets being met and records the expense over the probable vesting period.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model for the 34,000 options granted during the 26 weeks ended June 27, 2020.

Additional information relating to all outstanding options is as follows:

		Weighted Average	Aggregate	Weighted Average Remaining
	Options Outstanding	Exercise Price	Intrinsic Value	Contractual Life
Balance December 30, 2018	100,900	$11.07	$—	3.84
Cancelled/expired/forfeited	(56,500)	9.30
Balance at December 28, 2019	44,400	$13.31	$—	3.00
Granted	34,000	3.85
Balance at June 27, 2020	78,400	$11.16	$—	5.60

As of June 27, 2020, 52,900 stock options are exercisable with a weighted average exercise price of $11.51.

We recognized $41 and $60 share-based compensation expense related to option grants for the 13 weeks ended June 27, 2020 and June 29, 2019, respectively.  We recognized $72 and $120 share-based compensation expense related to option grants for the 26 weeks ended June 27, 2020 and June 29, 2019, respectively.

There is estimated future share-based compensation expense as of June 27, 2020 of $39 to be amortized until February 2021.

Warrants:

As of June 27, 2020, and December 28, 2019, we had fully vested warrants outstanding to purchase 33,363 shares of common stock at a price of $3.40 per share and expire in November 2021.

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

The following table presents the computation of basic and diluted net loss per share:

	For the Thirteen Weeks Ended		For the Twenty Six Weeks Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net loss	$(2,442)	$(1,371)	$(4,725)	$(3,399)
Basic loss per share	$(1.22)	$(0.81)	$(2.41)	$(2.01)
Diluted loss per share	$(1.22)	$(0.81)	$(2.41)	$(2.01)

Potentially dilutive securities were excluded from the calculation of diluted net loss per share. The number of dilutive securities excluded were 111,763 and 134,363 respectively, during the 26 weeks ended June 27, 2020 and June 29, 2019, because the effects were anti-dilutive based on the application of the treasury stock method.

Note 18: Major Customers and Suppliers

For the 13 weeks ended June 27, 2020, two customers represented a combined 37% of our total revenues. For the 26 weeks ended June 27, 2020, three customers represented a combined 34% of our total revenue.  As of June 27, 2020, three customers represented 59% of our total trade receivables.

For the 13 weeks ended June 29, 2019, no customers represented 10% or more of our total revenues. For the 26 weeks ended June 29, 2019, one customer represented 10% or more of our total revenue for a total of 11%. As of December 28, 2019, three customers represented more than 10% of our total trade receivables, for a total of 49% of our total trade receivables.

During the 13 weeks and 26 weeks ended June 27, 2020 and June 29, 2019, we purchased appliances for resale from four suppliers. We have and are continuing to secure other vendors from which to purchase appliances. However, the curtailment or loss of one of these suppliers or any appliance supplier could adversely affect our operations.

Note 19: Defined Contribution Plan

We have a defined contribution salary deferral plan covering substantially all employees under Section 401(k) of the Internal Revenue Code. We contribute an amount equal to 10 cents for each dollar contributed by each employee up to a maximum of 5% of each employee’s compensation. We recognized expense for contributions to the plans of $3 and nil for the 13 weeks ended June 27, 2020 and June 29, 2019, respectively, and $12 and $17 for the 26 weeks ended June 27, 2020 and June 29, 2019, respectively.

Note 20: Segment Information

We operate within targeted markets through three reportable segments for continuing operations: biotechnology, recycling, and technology. The biotechnology segment started in September 2019 as the Company broadened its business perspectives to being a pharmaceutical company focused on finding treatments for conditions that cause severe pain and bringing to market drugs with non-addictive pain-relieving properties. The recycling segment includes all fees charged and costs incurred for collecting, recycling and installing appliances for utilities and other customers. The recycling segment also includes byproduct revenue, which is primarily generated through the recycling of appliances. The nature of products, services and customers for both segments varies significantly. Our technology segment is comprised of GeoTraq, which is in the process of developing technology to enable low cost, location-based products and services. As such, the segments are managed separately. Our Chief Executive Officer has been identified as the Chief Operating Decision Maker (“CODM”). The CODM evaluates performance and allocates resources based on sales and income from operations of each segment. Income (loss) from operations represents revenues less cost of revenues and operating expenses, including certain allocated selling, general and administrative costs. There are no intersegment sales or transfers.

The following tables present our segment information for the 13 and 26 weeks ended June 27, 2020 and June 29, 2019:

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Revenues
Recycling	$4,007	$7,601	$12,457	$13,894
Biotechnology	—	—	—	—
Technology	—	—	—	—
Total Revenues	$4,007	$7,601	$12,457	$13,894
Gross profit
Recycling	$1,045	$1,868	$2,519	$3,017
Biotechnology	—	—	—	—
Technology	—	—	—	—
Total Gross profit	$1,045	$1,868	$2,519	$3,017
Operating loss
Recycling	$(846)	$(1,218)	$(2,775)	$(2,881)
Biotechnology	(464)	—	(807)	—
Technology	(1,008)	(1,171)	(2,135)	(2,383)
Total Operating loss	$(2,318)	$(2,389)	$(5,717)	$(5,264)
Depreciation and amortization
Recycling	$91	$—	$171	$99
Biotechnology	—	—	—	—
Technology	936	936	1,873	1,871
Total Depreciation and amortization	$1,027	$936	$2,044	$1,970
Interest expense, net
Recycling	$54	$14	$167	$6
Biotechnology	—	—	—	—
Technology	—	—	—	—
Total Interest expense, net	$54	$14	$167	$6
Net loss before benefit from income taxes
Recycling	$(841)	$(451)	$(2,072)	$(2,109)
Biotechnology	(464)	—	(807)	—
Technology	(1,075)	(1,313)	(2,195)	(2,383)
Total Net loss before benefit from income taxes	$(2,380)	$(1,764)	$(5,074)	$(4,492)

	As of June 27, 2020	As of December 28, 2019
Assets
Recycling	$10,392	$11,505
Biotechnology	—	—
Technology	15,629	17,529
Total Assets	$26,021	$29,034

Intangible assets
Recycling	$19	$465
Biotechnology	—	—
Technology	15,797	17,240
Total Intangible assets	$15,816	$17,705

Note 21: Related Parties

Tony Isaac, the Company’s Chief Executive Officer, is the father of Jon Isaac, President and Chief Executive Officer of Live Ventures Incorporated (“Live”) and managing member of Isaac Capital Group LLC, a greater than 5% stockholder of the Company. Tony Isaac, Chief Executive Officer, Virland Johnson, Chief Financial Officer, and Richard Butler, Board of Directors member, are members of our Board of Directors, Chief Financial Officer, Board of Directors member, and Board of Directors members, respectively, of Live. The Company also shares certain executive, accounting and legal services with Live. The total services shared were $69 and $52 for the 13 weeks ended June 27, 2020 and June 29, 2019, respectively, and $125 and $99 for the  26 weeks ended June 27, 2020 and June 29, 2019, respectively. Customer Connexx rents approximately 9,879 square feet of office space from Live in Las Vegas, Nevada. The total rent and common area expense were $46 and $45 for the 13 weeks ended June 27, 2020 and June 29, 2019, respectively, and $90 and $44 for the 26 weeks ended June 27, 2020 and June 29, 2019, respectively.

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

On December 9, 2019, ApplianceSmart filed a voluntary petition (the “Chapter 11 Case”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”).  As a result of the Chapter 11 Case, the Company has recorded a full valuation allowance equal to the amount of the ApplianceSmart Note.

For discussion related to potential obligations and or guarantees under ApplianceSmart Leases, see Note 16.

Related Party Note

On August 28, 2019, ARCA Recycling entered into and delivered to Isaac Capital Group, LLC (the “Lender”), a secured revolving line of credit promissory note, whereby the Lender agreed to provide the ARCA Recycling with a $2,500 revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility matures on August 28, 2020. The Revolving Credit Facility bears interest at 8.75% per annum and provides for the payment of interest, monthly in arrears. ARCA Recycling will pay a loan fee of 2.0% on each borrowing made under the Revolving Credit Facility. In connection with entering into the Revolving Credit Facility, the Borrower also entered into a security agreement in favor of the Lender, pursuant to which ARCA Recycling granted a security interest in all of its assets to the Lender. The obligations of ARCA Recycling under the Revolving Credit Facility are guaranteed by the Company. The foregoing transaction did not include the issuance of any shares of the Company’s common stock, warrants, or other derivative securities.  The Lender is a stockholder of the Company. Jon Isaac is the manager and sole member of the Lender, and the son of Tony Isaac, the Chief Executive Officer of the Company and ARCA Recycling. As of June 27, 2020 and December 28, 2019, $1,493 and $2,473, respectively, was outstanding on the Revolving Credit Facility.

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

Forward-Looking and Cautionary Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. You can identify forward-looking statements because they contain words such as ‘‘believes,’’ ‘‘expects,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘seeks,’’ ‘‘approximately,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘estimates’’ or ‘‘anticipates’’ or similar expressions that concern our strategy, plans or intentions. Any statements we make relating to our future operations, performance and results, and anticipated liquidity are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those we expected. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-Q, are disclosed in “Item 1-Business, Item 1A – Risk Factors” of our Form 10-K. Some of the factors that we believe could affect our results include:

•	the continued effect on the U.S. economy of the coronavirus public health crisis;
•	our ability to secure additional financing to execute our biotechnology business plan;
•	our ability to obtain the marketing approval for JAN101, our initial drug product candidate;
•	the strength of energy conservation recycling programs;
•	our continued ability to purchase product from our suppliers at acceptable prices;
•	costs and expenses being realized at higher than expected levels;
•	our ability to secure an adequate supply of special-buy appliances for resale;
•	the ability to secure appliance recycling and replacement contracts with sponsors of energy efficiency programs;
•	the ability of customers to supply units under their recycling contracts with us;
•	the outcome of the sales and use tax examination in California; and
•	general economic conditions affecting consumer demand for appliances.

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

•	Biotechnology: Our biotechnology segment is engaged in finding treatments for conditions that cause severe pain and bringing to market drugs with non-addictive pain-relieving properties.
•	Technology: GeoTraq is in the process of developing technology to enable low cost, location-based products and services.

For the Thirteen Weeks Ended June 27, 2020 and June 29, 2019

Results of Operations

The following table sets forth certain statement of operations items and as a percentage of revenue, for the periods indicated:

	13 Weeks Ended		13 Weeks Ended
	June 27, 2020		June 29, 2019
Statement of Operations Data:
Revenue	$4,007	100.0%	$7,601	100.0%
Cost of revenue	2,962	73.9%	5,733	75.4%
Gross profit	1,045	26.1%	1,868	24.6%
Selling, general and administrative expense	3,363	83.9%	4,257	56.0%
Operating loss	(2,318)	-57.8%	(2,389)	-31.4%
Interest expense, net	(54)	-1.3%	(14)	-0.2%
Other income (expense)	(8)	-0.2%	639	8.4%
Net loss before income taxes	(2,380)	-59.4%	(1,764)	-23.2%
Benefit (expense) of income taxes	(62)	-1.5%	393	5.2%
Net loss	$(2,442)	-60.9%	$(1,371)	-18.0%

The following tables set forth revenues for key product and service categories, percentages of total revenue and gross profits earned by key product and service categories and gross profit percent as compared to revenues for each key product category indicated:

	13 Weeks Ended		13 Weeks Ended
	June 27, 2020		June 29, 2019
	Net	Percent	Net	Percent
	Revenue	of Total	Revenue	of Total
Revenue
Recycling and Byproducts	$2,355	58.8%	$5,269	73.3%
Replacement Appliances	1,652	41.2%	2,332	26.7%
Total Revenue	$4,007	100.0%	$7,601	100.0%

	13 Weeks Ended		13 Weeks Ended
	June 27, 2020		June 29, 2019
	Gross	Gross	Gross	Gross
	Profit	Profit %	Profit	Profit %
Gross Profit
Recycling and Byproducts	$47	2.0%	$1,158	22.0%
Replacement Appliances	998	60.4%	710	30.4%
Total Gross Profit	$1,045	26.1%	$1,868	24.6%

Revenue

Revenue decreased $3,594 or 47.3% for the 13 weeks ended June 27, 2020, as compared to the 13 weeks ended June 29, 2019. Replacement Appliance revenue decreased $680 or 29.2% and Recycling and Byproducts revenue decreased $2,914 or 55.3% due to the temporary closure of our facilities and a decrease in customer volume due to COVID-19.

Cost of Revenue

Cost of revenue decreased $2,771, or 48.3% for the 13 weeks ended June 27, 2020, as compared to the 13 weeks ended June 29, 2019, proportionately with the decrease in revenue described above.

Gross Profit

Gross profit decreased $823 or 44.1% for the 13 weeks ended June 27, 2020, as compared to the 13 weeks ended June 29, 2019 due to temporary closure of our centers and a decrease in customer volume due to COIVD-19.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased $894 or 21.0%, for the 13 weeks ended June 27, 2020, as compared to the 13 weeks ended June 29, 2019, due to a temporary reduction in employees and other activities related to the closure of our facilities due to COVID-19.

Operating Loss

As a result of the factors described above, operating loss of $2,318 for the 13 weeks ended June 27, 2020 remained consistent with the comparable prior year 13 weeks ended June 29, 2019 of $2,389.

Interest Expense, net

Interest expense net increased $40 for the 13 weeks ended June 27, 2020, as compared to the 13 weeks ended June 29, 2019 primarily due to the increase in related party debt and California sales and use tax interest.

Other Income

Other income decreased $647 for the 13 weeks ended June 27, 2020 as compared to the 13 weeks ended June 29, 2019. The decrease is primarily attributable to the settlement of billing overages during 2019.  There were no such transactions during 2020.

Benefit (Expense) from Income Taxes

We recorded an income tax expense of $62 for the 13 weeks ended June 27, 2020, compared with a benefit from income taxes of $393 for in the same period of 2019, a decrease of $455.

Net Loss

The factors described above led to a net loss of $2,442 for the 13 weeks ended June 27, 2020, an increase in loss of $1,071 from a net loss of $1,371 for the 13 weeks ended June 29, 2019.

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

Operating loss by operating segment, is defined as loss before net interest expense, other income and expense, provision for income taxes.

	13 Weeks Ended June 27, 2020				13 Weeks Ended June 29, 2019
	Recycling	Biotechnology	Technology	Total	Recycling	Biotechnology	Technology	Total
Revenue	$4,007	$—	$—	$4,007	$7,601	$—	$—	$7,601
Cost of revenue	2,962	—	—	2,962	5,733	—	—	5,733
Gross profit	1,045	—	—	1,045	1,868	—	—	1,868
Selling, general and administrative expense	1,891	464	1,008	3,363	3,086	—	1,171	4,257
Operating loss	$(846)	$(464)	$(1,008)	$(2,318)	$(1,218)	$—	$(1,171)	$(2,389)

Recycling Segment

The recycling segment consists of ARCA Recycling, Customer Connexx, and ARCA Canada. Revenue for the 13 weeks ended June 27, 2020, decreased by $3,594, or 47.3% as compared to the prior year period. Replacement Appliance revenue decreased $680 or 29.2% and Recycling and Byproducts revenue decreased $2,914 or 55.3% due to the temporary closure of our facilities and a decrease in customer volume due to COIVD-19.

Cost of revenue for the 13 weeks ended June 27, 2020, decreased $2,771 or 48.3% as compared to the prior year period, proportionately with revenue as described.

Operating loss for the 13 weeks ended June 27, 2020, decreased $372 as compared to the prior year period. This represents a decrease in gross profit of $823 and selling, general and administrative expense of $1,195.

Biotechnology Segment

Our biotechnology segment started during September 2019, and, as a result, incurred expenses of $464 related to employee costs and professional services related to research for the 13 weeks ended June 27, 2020.

Technology Segment

The technology segment consists of GeoTraq. Results for the 13 weeks ended June 27, 2020 include a loss of $1,008 which approximated the 13 weeks ended June 29, 2019 loss of $1,171. The loss represents intangible asset amortization expense and other selling general and administrative expense for each period.

For the Twenty-Six Weeks Ended June 27, 2020 and June 29, 2019

Results of Operations

The following table sets forth certain statement of operations items and as a percentage of revenue, for the periods indicated:

	26 Weeks Ended		26 Weeks Ended
	June 27, 2020		June 29, 2019
Statement of Operations Data:
Revenue	$12,457	100.0%	$13,894	100.0%
Cost of revenue	9,938	79.8%	10,877	78.3%
Gross profit	2,519	20.2%	3,017	21.7%
Selling, general and administrative expense	8,236	66.1%	8,281	59.6%
Operating loss	(5,717)	-45.9%	(5,264)	-37.9%
Interest expense	(167)	-1.3%	(6)	0.0%
Other income	810	6.5%	778	5.6%
Net loss before income taxes	(5,074)	-40.7%	(4,492)	-32.3%
Benefit of income taxes	349	2.8%	1,093	7.9%
Net loss	$(4,725)	-37.9%	$(3,399)	-24.5%

The following tables set forth revenues for key product and service categories, percentages of total revenue and gross profits earned by key product and service categories and gross profit percent as compared to revenues for each key product category indicated:

	26 Weeks Ended		26 Weeks Ended
	June 27, 2020		June 29, 2019
	Net	Percent	Net	Percent
	Revenue	of Total	Revenue	of Total
Revenue
Recycling and Byproducts	$6,440	51.7%	$8,497	61.2%
Replacement Appliances	6,017	48.3%	5,397	38.8%
Total Revenue	$12,457	100.0%	$13,894	100.0%

	26 Weeks Ended		26 Weeks Ended
	June 27, 2020		June 29, 2019
	Gross	Gross	Gross	Gross
	Profit	Profit %	Profit	Profit %
Gross Profit
Recycling and Byproducts	$144	2.2%	$1,183	13.9%
Replacement Appliances	2,392	39.8%	1,834	34.0%
Total Gross Profit	$2,536	20.4%	$3,017	21.7%

Revenue

Revenue decreased $1,437 or 10.3% for the 26 weeks ended June 27, 2020, as compared to the 26 weeks ended June 29, 2019. Replacement Appliance revenue increased $620 or 11.5% due to higher volumes from two customers until the temporary closure of our customers’ facilities due to COVID-19. Recycling and Byproducts revenue decreased $2,057 or 24.2% due to the closure of our facilities and decreased volumes from our customers.

Cost of Revenue

Cost of revenue decreased $939, or 8.8% for the 26 weeks ended June 27, 2020, as compared to the 26 weeks ended June 29, 2019, proportionately with the decrease in revenue described above.

Gross Profit

Gross profit decreased $498 or 16.5% for the 26 weeks ended June 27, 2020, as compared to the 26 weeks ended June 29, 2019 due to the decreases in revenue and cost of revenue as discussed above.

Selling, General and Administrative Expense

Selling, general and administrative expense remained constant for the 26 weeks ended June 27, 2020, as compared to the 26 weeks ended June 29, 2019, due to increased corporate activity and stock based compensation during the first fiscal quarter, offset by a decreased expenses during the second fiscal quarter related to a temporary reduction in employees and other activities related to the closure of our facilities due to COVID-19.

Operating Loss

As a result of the factors described above, the operating loss of $5,717 for the 26 weeks ended June 27, 2020 represented an increase in loss of $453 over the comparable prior year 26 weeks ended June 29, 2019 of $5,264.

Interest Expense, net

Interest expense net increased $167 for the 26 weeks ended June 27, 2020, as compared to the 26 weeks ended June 29, 2019 primarily due to the increase in related party debt and California sales and use tax interest.

Other Income

Other income remained constant at $810 for the 26 weeks ended June 27, 2020 as compared to the 26 weeks ended June 29, 2019 of $778.

Benefit from Income Taxes

We recorded an income tax benefit of $349 for the 26 weeks ended June 27, 2020, compared with a benefit from income taxes of $1,093 for in the same period of 2019, a decrease of $744.

Net Loss

The factors described above led to a net loss of $4,725 for the 26 weeks ended June 27, 2020, an increase in loss of $1,326 from a net loss of $3,399 for the 26 weeks ended June 29, 2019.

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

Operating loss by operating segment, is defined as loss before net interest expense, other income and expense, provision for income taxes.

	26 Weeks Ended June 27, 2020				26 Weeks Ended June 29, 2019
	Recycling	Biotechnology	Technology	Total	Recycling	Biotechnology	Technology	Total
Revenue	$12,457	$—	$—	$12,457	$13,894	$—	$—	$13,894
Cost of revenue	9,938	—	—	9,938	10,877	—	—	10,877
Gross profit	2,519	—	—	2,519	3,017	—	—	3,017
Selling, general and administrative expense	5,294	807	2,135	8,236	5,898	—	2,383	8,281
Operating loss	$(2,775)	$(807)	$(2,135)	$(5,717)	$(2,881)	$—	$(2,383)	$(5,264)

Recycling Segment

The recycling segment consists of ARCA Recycling, Customer Connexx, and ARCA Canada. Revenue for the 26 weeks ended June 27, 2020, decreased by $1,437, or 10.3% as compared to the prior year period. Replacement Appliance revenue increased $620 or 11.5% due to higher volumes from two customers until the temporary closure of our customers’ facilities due to COVID-19. Recycling and Byproducts revenue decreased $2,057 or 24.2% due to the closure of our facilities and decreased volumes from our customers.

Cost of revenue for the 26 weeks ended June 27, 2020, decreased $939 or 8.6% as compared to the prior year period, proportionately with revenue as described.

Operating loss for the 26 weeks ended June 27, 2020, remained constant at $2,755 as compared to the prior year period of $2,881. This represents a decrease in gross profit of $498 and selling, general and administrative expense of $604.

Biotechnology Segment

Our biotechnology segment started during September 2019, and, as a result, incurred expenses of $807 related to employee costs and professional services related to research for the 26 weeks ended June 27, 2020.

Technology Segment

The technology segment consists of GeoTraq. Results for the 26 weeks ended June 27, 2020 include a loss of $2,135 which approximated the 26 weeks ended June 29, 2019 loss of $2,383. The loss represents intangible asset amortization expense and other selling, general and administrative expense for each period.

Liquidity and Capital Resources

Overview

As of June 27, 2020, we had total cash on hand of $883. As we continue to pursue strategic transactions to expand and grow our business, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

In December 2019, the novel coronavirus surfaced in Wuhan, China. The World Health Organization declared a global emergency on January 30, 2020, with respect to the outbreak. The widespread health crisis has adversely affected the global economy, resulting in an economic downturn that could impact demand for our products.

To date, the outbreak has had a material adverse impact on our operations. For example, several customers in our appliance recycling and appliance replacement business have suspended our ability to pick up and or replace their customers’ appliances resulting in decreased revenues for both recycling and replacement business. The future impact of the outbreak is highly uncertain and cannot be predicted and there is no assurance that the outbreak will not have a material adverse impact on the future results of the Company. The extent of the impact, if any, will depend on future developments, including actions taken to contain the coronavirus.

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

As of the period ending June 27, 2020, the Company received advance payments authorized by the California Public Utilities Commission and processed through two California utilities for the purposes of sustaining the workforce during the COVID 19 pandemic shutdown. The use of these funds was limited to labor and labor benefits for impacted employees. Portions of these advances are forgivable if certain conditions are met the specifics which have not been finalized.  Advance payments that are not forgiven will need to be paid back in full by December 31, 2021.   Total funding received under this program as of June 27, 2020 amounted to $1,168. As of June 27, 2020, no amounts have been forgiven.

Based on our current operating plans, we believe that available cash balances, funds available under our factoring agreement with Prestige Capital Finance, LLC (“Prestige Capital”), and or other refinancing of existing indebtedness will provide sufficient liquidity to fund our operations, our continued investments in store openings and remodeling activities for at least the next 12 months.

Cash Flows

During the 26 weeks ended June 27, 2020, cash used in operations was $1,622, compared to cash used in operations of $1,121 during the 26 weeks ended June 29, 2019. The decrease in cash provided by operations was primarily due to:

A decrease in the change in deferred compensation of $148, and a decrease in the change in deferred income taxes of $621 and an increase in non-cash stock-based compensation of $391.

Changes in working capital accounts affecting operating cash flows were as follows: an increase in accounts receivable of $2,390, a decrease in income taxes receivable of $164, a decrease in accounts payable and accrued expenses of $2,280, an increase in prepaid expenses and other current assets of $126 and an increase in inventory of $271.

Cash (used in) provided by investing activities was $(135) and $891 for the 26 weeks ended June 27, 2020 and the 26 weeks ended June 29, 2019, respectively. During fiscal 2020, the Company incurred purchases of intangibles and property and equipment of $135. During fiscal 2019, the Company received net payments received on a note receivable from ApplianceSmart of $1,118, and incurred purchases of property and equipment of $227.

Cash provided by financing activities was $2,189 and $368 for the 26 weeks ended June 27, 2020 and the 26 weeks ended June 29, 2019, respectively. During fiscal 2020, the Company received proceeds from short term debt of $3,469 primarily associated with the Payroll Protection Program and advances from certain customers for future services and paid $1,000 on its related party note.  During fiscal 2019, the Company received proceeds from the issuance of long-term obligation of $471, offset by payment of $103.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk and Impact of Inflation

Foreign Currency Exchange Rate Risk. We currently generate revenues in Canada. The reporting currency for our consolidated financial statements is U.S. dollars. It is not possible to determine the exact impact of foreign currency exchange rate changes; however, the effect on reported revenue and net loss can be estimated. We estimate that the U.S. dollar against the Canadian dollar had an immaterial impact on our consolidated financial statements for the period ended June 27, 2020. We do not currently hedge foreign currency fluctuations and do not intend to do so for the foreseeable future.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at March 28, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at June 27, 2020, our disclosure controls and procedures were ineffective.

Changes in Internal Control over Financial Reporting

During the second fiscal quarter of fiscal 2020, covered by this Quarterly Report on Form 10-Q, we did not make any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

Management noted material weaknesses in internal control when conducting their evaluation of internal control as of December 28, 2019. (1) Insufficient information technology general controls (“ITGC”) and segregation of duties. It was noted that people who were negotiating a contract, were also involved in approving invoices without proper oversight. Additional controls and procedures are necessary and are being implemented to have check and balance on significant transactions and governance with those charged with governance authority. (2) Inadequate control design or lack of sufficient controls over significant accounting processes. The cutoff and reconciliation procedures were not effective with certain accrued and deferred expenses. (3) Insufficient assessment of the impact of potentially significant transactions, and (4) Insufficient processes and procedures related to proper recordkeeping of agreements and contracts. In addition, contract to invoice reconciliation was not effective with certain transportation service providers. As part of its remediation plan, processes and procedures have been implemented to help ensure accruals and invoices are reviewed for accuracy and properly recorded in the appropriate period. These material weaknesses remained outstanding as of June 27, 2020 and management is currently working to remedy these outstanding material weaknesses.

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

Item 1. Legal Proceedings.

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

The California Department of Tax and Fee Administration (formerly known as the California Board of Equalization) (“CDTFA”) conducted a sales and use tax examination covering ARCA Recycling’s California operations for years 2011, 2012 and 2013. The Company believed it was exempt from collecting sales taxes under service agreements with utility customers that included appliance replacement programs. During the fourth quarter of 2014, the Company received communication from the CDTFA indicating they were not in agreement with the Company’s interpretation of the law. As a result, the Company applied for and, as of February 9, 2015, received approval to participate in the CDTFA’s Managed Audit Program. The period covered under this program included years 2011, 2012, 2013 and extended through the nine-month period ended September 30, 2014.  On April 13, 2017 the Company received the formal CDTFA assessment for sales tax for tax years 2011, 2012 and 2013 in the amount of $4.1 million plus applicable interest of $0.5 million related to the appliance replacement programs that the Company administered on behalf of its customers on which it did not assess, collect or remit sales tax. The Company has appealed this assessment to the CDTFA Appeals Bureau.  The appeal remains in process. Interest will continue to accrue until the matter is settled. The total estimated amount of sales tax plus interest was $5.5 million as of June 27, 2020.

We are party from time to time to other ordinary course disputes that we do not believe to be material.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Item 1.01 Entry into a Material Definitive Agreement.

On August 9, 2020, we entered into a first amendment to amendment and restated employment agreement (the “Employment Agreement Amendment”) with Eric Bolling. Under the terms of the Employment Agreement Amendment, in exchange for the Company issuing Mr. Bolling 40,000 shares of fully vested, restricted common stock of the Company (the “August 2020 Shares”), Mr. Bolling (i) agreed to continue to provide the services described in his employment agreement, (ii) resigned his position as President of the Company and Chairman of the Board of Directors (the “Board”), provided that Mr. Bolling will continue as a member of the Board and further agreed that it is in the Company’s sole discretion whether Mr. Bolling continues as a member of the Board following the Company’s 2020 Annual Meeting of Stockholders; (iii) agreed to forego his base salary on a going forward basis and further agreed that he is not entitled to any base salary or any further remuneration or compensation from the Company whatsoever (other than the August 2020 Shares) after August 1, 2020, and (iv) forfeited the other 70,607 shares of the Company’s common stock that was owed to him under the terms of the employment agreement prior to the execution and delivery of the Employment Agreement Amendment.  The foregoing description of the Employment Agreement Amendment does not purport to be complete and is qualified in its entirety by reference to the complete text of the Employment Agreement Amendment, a copy of which is attached as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference in its entirety.  Tony Isaac, the Company’s Chief Executive Officer has been appointed Interim President of the Company.

Item 5.02	Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Part II, Item 5 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 6. Exhibits.

Index to Exhibits

Exhibit Number		Exhibit Description	Form	File Number	Exhibit Number	Filing Date

3.1		Articles of Incorporation of Appliance Recycling Centers of America, Inc.	8-K	0-19621	3.3	03/13/18

3.2		Articles of Conversion	8-K	0-19621	3.1	03/13/18

3.3		Articles of Conversion	8-K	0-19621	3.2	03/13/18

3.4		Certificate of Correction	10-Q	0-19621	3.1	08/14/18

3.5		Certificate of Change	8-K	0-19621	3.1	04/22/19

3.6		Certificate of Correction	8-K	0-19621	3.7	06/24/19

3.7		Certificate of Designation of Powers, Preferences, and Rights of Series A-1 Convertible Preferred Stock of JanOne Inc. (formerly known as Appliance Recycling Centers of America, Inc.)	8-K	0-19621	3.8	06/24/19

3.8		Articles of Merger for JanOne Inc. into Appliance Recycling Centers of America, Inc., filed with the Secretary of the State of Nevada on September 9, 2019, and effective on September 10, 2019	8-K	0-19621	3.10	09/13/19

3.9		Bylaws of Appliance Recycling Centers of America, Inc.	8-K	0-19621	3.4	03/13/18

3.10		First Amendment to Bylaws of Appliance Recycling Centers of America, Inc.	8-K	0-19621	3.1	12/31/18

10.1		Promissory Note between JanOne Inc., as borrower, and Texas Capital Bank, N.A., as lender.	8-K	0-19621	10.1	05/04/20

10.2	*	First Amendment to Amended and Restated Employment Agreement dated August 9, 2020 between JanOne Inc. and Eric Bolling

31.1	*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Ex. 101.INS	*	XBRL Instance Document

Ex. 101.SCH	*	XBRL Taxonomy Extension Schema Document

Ex. 101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

Ex. 101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

Ex. 101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

Ex. 101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

JanOne Inc.
(Registrant)

Date:	August 10, 2020	By:	/s/ Tony Isaac
Tony Isaac
Chief Executive Officer
(Principal Executive Officer)

Date:	August 10, 2020	By:	/s/ Virland A. Johnson
Virland A. Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)