Form 10-Q
period 2020-09-26
JanOne Inc.
filed 2020-11-10
CIK 862861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 26, 2020

or

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

As of October 30, 2020, there were 1,829,982 outstanding shares of the registrant’s common stock, with a par value of $0.001.

JANONE INC.

INDEX TO FORM 10-Q

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	3

	Unaudited Condensed Consolidated Balance Sheets as of September 26, 2020 and December 28, 2019	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the 13 weeks and 39 weeks ended September 26, 2020 and September 28, 2019	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the 39 weeks ended September 26, 2020 and September 28, 2019	5

	Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the 13 weeks and 39 weeks ended September 26, 2020 and September 28, 2019	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	34

Item 4.	Mine Safety Disclosures	34

Item 5	Other Information	35

Item 6.	Exhibits	36

SIGNATURES		37

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

JANONE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	September 26, 2020	December 28, 2019
	(Unaudited)
Assets
Cash and cash equivalents	$638	$481
Trade and other receivables, net	5,019	6,578
Income taxes receivable	330	76
Inventories	1,071	1,348
Prepaid expenses and other current assets	931	356
Total current assets	7,989	8,839
Property and equipment, net	268	324
Right of use asset - operating leases	2,438	1,894
Intangible assets, net	14,950	17,705
Deposits and other assets	232	272
Total assets	$25,877	$29,034
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$2,253	$4,365
Accrued liabilities - other	5,727	3,938
Accrued liability - California Sales Taxes	5,686	5,438
Lease obligation short term - operating leases	1,260	1,079
Short term debt	3,327	280
Related party note	1,000	2,473
Total current liabilities	19,253	17,573
Lease obligation long term - operating leases	1,350	850
Deferred income taxes, net	—	270
Total liabilities	20,603	18,693
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, series A - par value $0.001 per share 2,000,000 authorized, 259,729 shares issued and outstanding at September 26, 2020 and December 28, 2019, respectively	—	—
Common stock, par value $0.001 per share, 10,000,000 shares authorized, 1,829,982 and 1,919,048 shares issued and outstanding at September 26, 2020 and at December 28, 2019, respectively	2	2
Additional paid in capital	39,814	39,291
Accumulated other comprehensive loss	(588)	(533)
Accumulated deficit	(33,954)	(28,419)
Total stockholders' equity	5,274	10,341
Total liabilities and stockholders' equity	$25,877	$29,034

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JANONE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(Dollars in thousands, except per share)

	For the Thirteen Weeks Ended		For the Thirty Nine Weeks Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Revenues	$12,266	$9,790	$24,723	$23,684
Cost of revenues	8,549	7,226	18,487	18,103
Gross profit	3,717	2,564	6,236	5,581
Operating expenses:
Selling, general and administrative expenses	4,540	5,185	12,776	13,466
Operating loss	(823)	(2,621)	(6,540)	(7,885)
Other income (expense):
Interest expense, net	(88)	(75)	(255)	(81)
Other income, net	2	6	812	784
Total other income (expense), net	(86)	(69)	557	703
Loss from operations before benefit from income taxes	(909)	(2,690)	(5,983)	(7,182)
Income tax benefit	99	732	448	1,825
Net loss	$(810)	$(1,958)	$(5,535)	$(5,357)

Loss per share:
Basic loss per share	$(0.43)	$(1.14)	$(2.98)	$(3.14)
Diluted loss per share	$(0.43)	$(1.14)	$(2.98)	$(3.14)
Weighted average common shares outstanding:
Basic	1,871,321	1,721,547	1,860,270	1,703,559
Diluted	1,871,321	1,721,547	1,860,270	1,703,559

Net loss	$(810)	$(1,958)	$(5,535)	$(5,357)
Other comprehensive income (loss), net of tax:
Effect of foreign currency translation adjustments	(27)	(14)	(55)	3
Total other comprehensive income (loss), net of tax	(27)	(14)	(55)	3
Comprehensive loss	$(837)	$(1,972)	$(5,590)	$(5,354)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JANONE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Thirty Nine Weeks Ended
	September 26, 2020	September 28, 2019
OPERATING ACTIVITIES:
Net loss	$(5,535)	$(5,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,104	3,046
Amortization of debt issuance costs	27	111
Stock based compensation expense	523	447
Non cash lease expense	137	33
Change in deferred rent	—	(48)
Change in deferred compensation	—	(148)
Change in deferred income taxes	(270)	(1,823)
Other	40	376
Changes in assets and liabilities:
Accounts receivable	1,561	(93)
Income taxes receivable	(254)	(47)
Prepaid expenses and other current assets	(575)	71
Inventories	277	(919)
Accounts payable and accrued expenses	(77)	708
Net cash used in operating activities	(1,042)	(3,643)
INVESTING ACTIVITIES:
Purchases of property and equipment	(12)	(436)
Purchases of intangibles	(281)	—
Net payments received from ApplianceSmart note receivable	—	881
Net cash (used in) provided by investing activities	(293)	445
FINANCING ACTIVITIES:
Proceeds from issuance of short term debt	3,469	—
Proceeds from issuance of long term debt obligations	—	471
Proceeds (payment) of related party note	(1,500)	2,500
Payments on debt obligations	(422)	(355)
Net cash provided by financing activities	1,547	2,616
Effect of changes in exchange rate on cash and cash equivalents	(55)	25
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	157	(557)
CASH AND CASH EQUIVALENTS, beginning of period	481	1,195
CASH AND CASH EQUIVALENTS, end of period	$638	$638
Supplemental cash flow disclosures:
Interest paid	$126	$71
Income taxes paid	76	44
Right to use asset - operating leases capitalized	1,037	2,272

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JANONE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(Dollars in thousands)

	Series A Preferred		Common stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Equity
Balance, June 27, 2020	259,729	$—	1,871,321	$2	$39,802	$(561)	$(33,144)	$6,099
Share based compensation	—	—	(41,339)	—	12	—	—	12
Effect of foreign currency translation adjustments	—	—	—	—	—	(27)	—	(27)
Net loss	—	—	—	—	—	—	(810)	(810)
Balance, September 26, 2020	259,729	$—	1,829,982	$2	$39,814	$(588)	$(33,954)	$5,274

	Series A Preferred		Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Equity
Balance, June 29, 2019	259,729	$—	1,694,565	$2	$38,660	$(516)	$(19,917)	$18,229
Share based compensation	—	—	223,214	—	447	—	—	447
Effect of foreign currency translation adjustments	—	—	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	—	—	(1,958)	(1,958)
Balance, September 28, 2019	259,729	$—	1,917,779	$2	$39,107	$(530)	$(21,875)	$16,704

	Series A Preferred		Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Equity
Balance, December 28, 2019	259,729	$—	1,919,048	$2	$39,291	$(533)	$(28,419)	$10,341
Shares cancelled	—	—	(122,257)	—	—	—	—	—
Share based compensation	—	—	33,191	—	523	—	—	523
Effect of foreign currency translation adjustments	—	—	—	—	—	(55)	—	(55)
Net loss	—	—	—	—	—	—	(5,535)	(5,535)
Balance, September 26, 2020	259,729	$—	1,829,982	$2	$39,814	$(588)	$(33,954)	$5,274

	Series A Preferred		Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Equity
Balance, December 30, 2018	288,588	$—	1,694,565	$2	$38,660	$(533)	$(16,518)	$21,611
Shares cancelled	(28,859)	—	—	—	—	—	—	—
Share based compensation	—	—	223,214	—	447	—	—	447
Effect of foreign currency translation adjustments	—	—	—	—	—	3	—	3
Net loss	—	—	—	—	—	—	(5,357)	(5,357)
Balance, September 28, 2019	259,729	$—	1,917,779	$2	$39,107	$(530)	$(21,875)	$16,704

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

ARCA Recycling, Inc. (“ARCA Recycling”) provides turnkey recycling services for electric utility energy efficiency programs in the United States. ARCA Canada Inc. (“ARCA Canada”) provides turnkey recycling services for electric utility energy efficiency programs in Canada. Customer Connexx, LLC (“Connexx”) provides call center services for ARCA Recycling and ARCA Canada.

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

Going concern

The Company currently faces a challenging competitive environment and is focused on improving its overall profitability, which includes managing expenses. The Company reported a net loss of $810 and $1,958 for the 13 weeks ended September 26, 2020 and September 28, 2019, respectively, and net loss of $5,535 and $5,357 for the 39 weeks ended September 26, 2020 and September 28, 2019, respectively. In addition, as of September 26, 2020, the Company had total current assets of $7,989 and total current liabilities $19,253 resulting in a net negative working capital of $11,264.

The Company has available cash balances and funds available under an accounts receivable factoring program with Prestige Capital Finance, LLC (“Prestige Capital”) to provide sufficient liquidity to fund the entity’s operations, the entity’s continued investments in center openings, and remodeling activities for at least the next twelve months. The Company expects to generate cash from operations for the remainder of fiscal year 2020 given its cost cutting measures in response to the revenue reductions resulting from the Coronavirus. However, depending on the U.S.’ continued restrictions related to the coronavirus public health crisis, the Company cannot be certain its efforts will suffice. The agreement with Prestige Capital allows the Company to get advance funding of 80% of an unpaid customer’s invoice amount within 2 days and the balance less a mutually agreed upon fee upon ultimate collection in cash of the invoice. The Company expects that it will be able to utilize the available funds under the accounts receivable factoring agreement to provide liquidity and to pursue acquisitions and other strategic transactions to expand and grow the business to enhance shareholder value. Management also regularly monitors capital market conditions to ensure no other conditions or events exist that may materially affect the Company’s financial conditions and liquidity and the Company may raise additional funds through borrowings or public or private sales of debt or equity securities, if necessary.

In March 2020, there was a global outbreak of COVID-19 (Coronavirus) that resulted in changes in global supply of certain products and an economic downturn.  Beginning in March 2020, the outbreak started to have a material adverse impact on our operations and financial condition. For example, several customers in our appliance recycling and appliance replacement business suspended our ability to pick up and or replace their customers’ appliances, resulting in decreased revenues for both recycling and replacement business. During April 2020, and in response to the impacts of the COVID-19 virus and public health crisis, in an effort to manage its financial position and further preserve financial flexibility and longevity, the Company temporarily closed its corporate office in Minnesota and call center in Las Vegas, and idled all of its recycling processing centers in the United States and Canada. During the latter half of the second quarter, the Minnesota corporate office, Las Vegas call center, and the recycling processing centers reopened and the majority of our customers resumed their operating activities.  Although our operations have recovered, the future impact of the outbreak is highly uncertain and cannot be predicted and there is no assurance that the outbreak will not have a material adverse impact on the future results of the Company. The extent of the impact, if any, will depend on future developments, including actions taken to contain the coronavirus.

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

Additionally, the Company has $1,500 of availability under its Revolving Credit Facility (as defined in Note 21).

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

Financial Instruments

Financial instruments consist primarily of cash equivalents, trade and other receivables, notes receivables, and obligations under accounts payable, accrued expenses and notes payable. The carrying amounts of cash equivalents, trade receivables and other receivables, accounts payable, accrued expenses and short-term notes payable approximate fair value because of the short maturity of these instruments. The fair value of the long-term debt is calculated based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements, unless quoted market prices were available (Level 2 inputs). The carrying amounts of short-term debt at September 26, 2020 and December 28, 2019 approximate fair value.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase. Fair value of cash equivalents approximates carrying value.

Trade Receivables and Allowance for Doubtful Accounts

We carry unsecured trade receivables at the original invoice amount less an estimate made for doubtful accounts based on a monthly review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. We write off trade receivables when we deem them uncollectible. We record recoveries of trade receivables previously written off when we receive them. We consider a trade receivable to be past due if any portion of the receivable balance is outstanding for more than ninety days. We do not charge interest on past due receivables.  Our management considers the allowance for doubtful accounts of $29 and $29 to be adequate to cover any exposure to loss as of September 26, 2020, and December 28, 2019, respectively.

Inventories

Inventories, consisting primarily of appliances, are stated at the lower of cost, determined on a specific identification basis, or net realizable value. We provide estimated provisions for the obsolescence of our appliance inventories, including adjustment to market, based on various factors, including the age of such inventory and our management’s assessment of the need for such provisions. We look at historical inventory aging reports and margin analyses in determining our provision estimate. A revised cost basis is used once a provision for obsolescence is recorded. The Company does not have a reserve for excess or obsolete inventory at September 26, 2020 and December 28, 2019.

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

There was no impairment of intangibles as of September 26, 2020 or December 28, 2019 based on the intangible asset impairment review performed as of those dates.

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

Revenue recognized for Company contracts was $11,562 and $8,891 for the 13 weeks ended September 26, 2020 and September 28, 2019, respectively. Revenue recognized for Company contracts was $23,239 and $21,397 for the 39 weeks ended September 26, 2020 and September 28, 2019, respectively. Byproduct revenue is non-contract revenue and amounts for Byproduct revenue have been excluded from Revenue recognized for Company contracts for all periods presented.

Shipping and Handling

The Company classifies shipping and handling charged to customers as revenues and classifies costs relating to shipping and handling as cost of revenues.

Advertising Expense

Advertising expense is charged to operations as incurred. Advertising expense totaled $162 and $168 for the 13 weeks ended September 26, 2020 and September 28, 2019, respectively and $284 and $623 for the 39 weeks ended September 26, 2020 and September 28, 2019, respectively.

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

We lease warehouse facilities and office space. These assets and properties are generally leased under noncancelable agreements that expire at various dates through 2024 with various renewal options for additional periods. The agreements, which have and continue to be classified as operating leases, generally provide for base rent and require us to pay all insurance, taxes and other maintenance costs. The Company’s operating leases are exclusively for building space in the different cities we have operations. The lease terms typically last from 2-4 years with some being longer or shorter depending on needs of the business and the lease partners. Our lease agreements do not include variable lease payments. Our lessors do offer options to extend lease terms as leases expire and management evaluates against current rental markets and other strategic factors in making the decision to renew. When leases are within 6 months of being renewed, management will estimate probabilities of renewing for an additional term based on market and strategic factors and if the probability is more likely than not that the lease will be renewed, the financials will assume the lease is renewed under the lease renewal option.

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

Foreign Currency

The financial statements of the Company’s non-U.S. subsidiary are translated into U.S. dollars in accordance with ASC 830, Foreign Currency Matters. Under ASC 830, if the assets and liabilities of the Company are recorded in certain non-U.S. functional currencies other than the U.S. dollar, they are translated at rates of exchange at year end. Revenue and expense items are translated at the average monthly exchange rates. The resulting translation adjustments are recorded directly into accumulated other comprehensive loss.

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

Concentration of Credit Risk

The Company maintains cash balances at several banks in several states including, Minnesota, California, and Nevada. Accounts are insured by the Federal Deposit Insurance Corporation up to $250 per institution as of September 26, 2020. At times, balances may exceed federally insured limits.

Note 3: Trade and other receivables

	September 26, 2020	December 28, 2019
Trade receivables, net	$6,102	$7,226
Factored accounts receivable	(1,544)	(2,165)
Prestige Capital reserve receivable	281	415
Due from Recleim	—	913
Other receivables	180	189
Trade and other receivables, net	$5,019	$6,578

Trade accounts receivable	$4,728	$5,928
Un-billed trade receivables	1,403	1,327
A/R Reserve	(29)	(29)
Total trade receivables, net	$6,102	$7,226

Note 4: Inventory

Appliances held for resale are stated at the lower of cost, determined on a specific identification basis, or net realizable value. Inventory raw material - chips, are stated at the lower of average cost or net realizable value. Total inventory consists of the following as of September 26, 2020 and December 28, 2019:

	September 26, 2020	December 28, 2019
Appliances held for resale	$871	$1,148
Inventory - raw material - chips	200	200
Total inventory	$1,071	$1,348

We provide estimated provisions for the obsolescence of inventories, including adjustments to net realizable value, based on various factors, including the age of such inventory and our management’s assessment of the need for such provisions. We review historical inventory aging reports and margin analyses in determining our provision estimate. A revised cost basis is used once a provision for obsolescence is recorded. At September 26, 2020 and December 28, 2019, we do not have an inventory reserve.

Note 5: Prepaids and other current assets

Prepaids and other current assets as of September 26, 2020 and December 28, 2019 consist of the following:

	September 26, 2020	December 28, 2019
Prepaid insurance	$478	$282
Prepaid other	453	74
Total prepaid expenses and other current assets	$931	$356

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

On December 9, 2019, ApplianceSmart filed a voluntary petition in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of Title 11 of the United States Code.  As a result, the Company has recorded an impairment charge of $2,992 for the amount owed by ApplianceSmart to the Company as of December 28, 2019.  The Company continues to record interest income on the ApplianceSmart Note and a corresponding impairment charge. Interest income and impairment charges were $105 for the 39 weeks ended September 26, 2020. The outstanding balance of the ApplianceSmart Note at September 26, 2020 and December 28, 2019 was $3,097 and $2,992, respectively, exclusive of the impairment charges.

Note 7: Property and Equipment

Property and equipment as of September 26, 2020 and December 28, 2019 consist of the following:

	Useful Life (Years)	September 26, 2020	December 28, 2019
Buildings and improvements	3-30	$72	$69
Equipment	3-15	2,443	2,314
Projects under construction		—	120
Property and equipment		2,515	2,503
Less accumulated depreciation and amortization		(2,247)	(2,179)
Total property and equipment, net		$268	$324

Depreciation expense was $27 and $87 for the 13 weeks ended September 26, 2020 and September 28, 2019, respectively. Depreciation expense was $68 and $250 for the 39 weeks ended September 26, 2020 and September 28, 2019, respectively.

Note 8: Intangible Assets

Intangible assets as of September 26, 2020 and December 28, 2019 consist of the following:

	September 26, 2020	December 28, 2019
Intangible assets GeoTraq, net	$26,096	$26,096
Patent and domains	23	23
Computer software	4,448	4,167
Intangible assets	30,567	30,286
Less accumulated amortization	(15,617)	(12,581)
Total intangible assets	$14,950	$17,705

The useful life and amortization period of the GeoTraq intangible acquired is seven years from the acquisition date of August 18, 2017. Intangible amortization expense was $1,033 and $934 for the 13 weeks ended September 26, 2020 and September 28, 2019, respectively. Intangible amortization expense was $3,036 and $2,796 for the 39 weeks ended September 26, 2020 and September 28, 2019, respectively.

Note 9: Deposits and other assets

Deposits and other assets as of September 26, 2020 and December 28, 2019 consist of the following:

	September 26, 2020	December 28, 2019
Deposits	$165	$195
Other	67	77
Total deposits and other assets	$232	$272

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

Total present value of lease payments as of September 26, 2020:

Remainder 2020	$409
2021	1,261
2022	645
2023	348
2024	214
Total	2,877
Less Interest	(267)
Present Value of Payments	$2,610

During the 39 weeks ended September 26, 2020 and September 28, 2019, $965 and $913, respectively, was included in operating cash flow for amounts paid for operating leases.

Additionally, we obtained right-of-use assets in exchange for lease liabilities of approximately $1,271 upon commencement of operating leases during the 39 weeks ended September 26, 2020. Additionally, we exercised an early termination clause in one our leases which reduces our right of use assets by $234.

Note 11: Accrued Liabilities

Accrued liabilities as of September 26, 2020 and December 28, 2019 consist of the following:

	September 26, 2020	December 28, 2019
Compensation and benefits	$585	$809
Contract liability	853	515
Accrued incentive and rebate checks	964	988
Accrued guarantees	767	767
Accrued purchase orders	577	—
Accrued transportation costs*	1,265	—
Other	716	859
Total accrued expenses	$5,727	$3,938

*Accrued transportation costs are related to delayed billing from certain vendors.

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

As of September 26, 2020 and December 28, 2019, our accrued liability for California sales tax was $5,686 and $5,438, respectively.

Note 13: Income Taxes

Our overall effective tax rate was 7.5% for the 39 weeks ended September 26, 2020, and we recorded a tax benefit of $448 against a pre-provision loss of $5,983. Our overall effective tax rate was 25.4% for the 39 weeks ended September 28, 2019, and we had a tax benefit of $1,825 against a pre-provision loss of $7,182. The effective tax rates and related provisional tax amounts vary from the U.S. federal statutory rate due to state taxes, foreign taxes, share-based compensation, valuation allowance, and certain non-deductible expenses.

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

Note 14: Short Term Debt

Short term debt and other financing obligations as of September 26, 2020 and December 28, 2019, consist of the following:

	September 26, 2020	December 28, 2019
AFCO Finance	$287	$155
GE 8% loan agreement	—	125
Payroll protection program	1,872	—
Vendor advance payments	1,168	—
Total short term debt	$3,327	$280

AFCO Finance

Annually, we enter into a financing agreement with AFCO Credit Corporation (“AFCO”) purchased through Marsh Insurance to fund the annual premiums on insurance policies due June 1 of each year. These policies are related to workers’ compensation and various liability policies including, but not limited to, General, Auto, Umbrella, Property, and Directors’ and Officers’ insurance. The total amount of the premiums financed during June 2020 was $429 with an interest rate of 3.3%. An initial down payment of $143 was due before July 1, 2020 with additional monthly payments of $48 made beginning July 1, 2020 and ending June 1, 2021.

The outstanding principal due AFCO at September 26, 2020 and December 28, 2019 was $287 and $155, respectively.

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

Customer Advance Payments

As of the period ending June 27, 2020, the Company received advance payments authorized by the California Public Utilities Commission and processed through two California utilities for the purposes of sustaining the workforce during the COVID-19 pandemic shutdown. The use of these funds was limited to labor and labor benefits for impacted employees. Portions of these advances are forgivable if certain conditions are met the specifics which have not been finalized.  Advance payments that are not forgiven will need to be paid back in full by December 31, 2021. Total funding received under this program as of September 26, 2020 amounted to $1,168. As of this same date, no amounts have been forgiven.

Note 15: Commitments and Contingencies

Litigation

On December 29, 2016, the Company served a Minnesota state court complaint for breach of contract on Skybridge Americas, Inc. (“SA”), the Company’s primary call center vendor throughout 2015 and most of 2016. The Company seeks damages in the millions of dollars as a result of alleged overcharging by SA and lost client contracts. On January 25, 2017, SA served a counterclaim for unpaid invoices in the amount of approximately $460 plus interest and attorneys’ fees. On March 29, 2017, the Hennepin County district court (the “District Court”) dismissed the Company’s breach of contract claim based on SA’s overuse of its Canadian call center but permitted the Company’s remaining claims to proceed. Following motion practice, on January 8, 2018 the District Court entered judgment in SA’s favor, which was amended as of February 28, 2018, for a total amount of $614, including interest and attorneys’ fees. On March 4, 2019, the Minnesota Court of Appeals (the “Court of Appeals”) ruled and (i) reversed the District Court’s judgment in favor of Skybridge on the call center location claim and remanded the issue back to the District Court for further proceedings, (ii) reversed the District Court’s judgment in favor of Skybridge on the net payment issue and remanded the issue to the District Court for further proceedings, and (iii) affirmed the District Court’s judgment in Skybridge’s favor against the Company’s claim that Skybridge breached the contract when it failed to meet the service level agreements. As a result of the decision by the Court of Appeals, the District Court’s award of interest and attorneys’ fees, etc. was reversed.  The Company and SA held a mediation session in July 2020.  Trial was held in August 2020 and the parties are awaiting the judge’s ruling.

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

The Company is party from time to time to other ordinary course disputes that we do not believe to be material to our financial condition as of September 26, 2020.

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

Contract liabilities rollforward

The following table summarizes the contract liability activity for the 39 weeks ended September 26, 2020:

Beginning balance, December 28, 2019	$515
Accrued	610
Settled	(272)
Ending balance, September 26, 2020	$853

Note 16: Shareholders’ Equity

Common Stock: Our Articles of Incorporation authorize 10,000,000 shares of common stock that may be issued from time to time having such rights, powers, preferences and designations as the Board of Directors may determine.  During the 39 weeks ended September 26, 2020 and September 28, 2019, 104,798 and 223,214 shares of common stock were granted and issued in lieu of professional services at a fair value of $351 and 1,000, respectively. Additionally, the Company was amortizing the fair value of 223,214 common shares granted during September 2019, but not vested, in lieu of professional services at a fair value of $1,000.  This agreement terminated during August 2020.  As such, 71,607 common shares were returned to the Company and the related stock-based compensation was reversed.

On November 5, 2020, the Company increased the total number of authorized shares of the Company’s common stock from 10,000,000 shares to 200,000,000 shares.  See Note 22 for a complete discussion.

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

As of September 26, 2020, and December 28, 2019, there were 1,829,982 and 1,919,048 shares, respectively, of common stock issued and outstanding.

See Note 22 for additional information regarding the Company’s common shares.

Stock options: The 2016 Plan, which replaces the 2011 Plan, authorizes the granting of awards in any of the following forms: (i) incentive stock options, (ii) nonqualified stock options, (iii) restricted stock awards, and (iv) restricted stock units, and expires on the earlier of October 28, 2026, or the date that all shares reserved under the 2016 Plan are issued or no longer available. The 2016 Plan provides for the issuance of up to 400,000 shares of common stock pursuant to awards granted under the 2016 Plan. On November 4, 2020, the Company amended the 2016 Plan to increase the issuance of common shares from 400,000 to 800,000.  See Note 22 for a complete discussion. Options granted to employees typically vest over two years, while grants to non-employee directors vest in six months. As of September 26, 2020, and December 28, 2019, 66,000 and  4,000 options were outstanding under the 2016 Plan, respectively.

Our 2011 Plan authorizes the granting of awards in any of the following forms: (i) stock options, (ii) stock appreciation rights, and (iii) other share-based awards, including but not limited to, restricted stock, restricted stock units or performance shares, and expires on the earlier of May 12, 2021, or the date that all shares reserved under the 2011 Plan are issued or no longer available. As of September 26, 2020, and December 28, 2019, 35,900 and 40,400 options, respectively, were outstanding under the 2011 Plan. No additional awards will be granted under the 2011 Plan.

We issue shares of new common stock when stock options are exercised. The Company periodically grants stock options that vest based upon the achievement of performance targets. For performance-based options, the Company evaluates the likelihood of the targets being met and records the expense over the probable vesting period.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model for the 62,000 options granted during the 39 weeks ended September 26, 2020.

Additional information relating to all outstanding options is as follows:

		Weighted Average	Aggregate	Weighted Average Remaining
	Options Outstanding	Exercise Price	Intrinsic Value	Contractual Life
Balance December 30, 2018	100,900	$11.07	$—	3.84
Cancelled/expired/forfeited	(56,500)	9.30
Balance at December 28, 2019	44,400	$13.31	$—	3.00
Granted	62,000	3.85
Cancelled/expired/forfeited	(4,500)	9.45
Balance at September 26, 2020	101,900	$11.10	$35	6.85

As of September 26, 2020, 56,900 stock options are exercisable with a weighted average exercise price of $12.04.

We recognized $46 and $91 share-based compensation expense related to option grants for the 13 weeks ended September 26, 2020 and September 28, 2019, respectively.  We recognized $118 and $212 share-based compensation expense related to option grants for the 39 weeks ended September 26, 2020 and September 28, 2019, respectively.

There is estimated future share-based compensation expense as of September 26, 2020 of $76 to be amortized until July 2021.

Warrants:

As of September 26, 2020, and December 28, 2019, we had fully vested warrants outstanding to purchase 33,363 shares of common stock at a price of $3.40 per share and expire in November 2021.

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

The following table presents the computation of basic and diluted net loss per share:

	For the Thirteen Weeks Ended		For the Thirty Nine Weeks Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net loss	$(810)	$(1,958)	$(5,535)	$(5,357)
Basic loss per share	$(0.43)	$(1.14)	$(2.98)	$(3.14)
Diluted loss per share	$(0.43)	$(1.14)	$(2.98)	$(3.14)

Potentially dilutive securities were excluded from the calculation of diluted net loss per share. The number of dilutive securities excluded were 135,263 and 134,363 respectively, during the 39 weeks ended September 26, 2020 and September 28, 2019, because the effects were anti-dilutive based on the application of the treasury stock method.

Note 18: Major Customers and Suppliers

For the 13 weeks ended September 26, 2020, one customer represented 30% of our total revenues. For the 39 weeks ended September 26, 2020, two customers represented a combined 32% of our total revenue.  As of September 26, 2020, two customers represented 38% of our total trade receivables.

For the 13 weeks ended September 28, 2019, one customer represented 16% of our total revenues. For the 39 weeks ended September 28, 2019, one customer represented 11% of our total revenue. As of December 28, 2019, three customers represented more than 10% of our total trade receivables, for a total of 49% of our total trade receivables.

During the 13 weeks and 39 weeks ended September 26, 2020 and September 28, 2019, we purchased appliances for resale from four suppliers. We have and are continuing to secure other vendors from which to purchase appliances. However, the curtailment or loss of one of these suppliers or any appliance supplier could adversely affect our operations.

Note 19: Defined Contribution Plan

We have a defined contribution salary deferral plan covering substantially all employees under Section 401(k) of the Internal Revenue Code. We contribute an amount equal to 10 cents for each dollar contributed by each employee up to a maximum of 5% of each employee’s compensation. We recognized expense for contributions to the plans of $8 and $3 for the 13 weeks ended September 26, 2020 and September 28, 2019, respectively, and $20 and $20 for the 39 weeks ended September 26, 2020 and September 28, 2019, respectively.

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

The following tables present our segment information for the 13 and 39 weeks ended September 26, 2020 and September 28, 2019:

	Thirteen Weeks Ended		Thirty Nine Weeks Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Revenues
Recycling	$12,266	$9,790	$24,723	$23,684
Biotechnology	—	—	—	—
Technology	—	—	—	—
Total Revenues	$12,266	$9,790	$24,723	$23,684
Gross profit
Recycling	$3,717	$2,564	$6,236	$5,581
Biotechnology	—	—	—	—
Technology	—	—	—	—
Total Gross profit	$3,717	$2,564	$6,236	$5,581
Operating loss
Recycling	$1,249	$(1,319)	$(1,526)	$(4,200)
Biotechnology	(845)	—	(1,652)	—
Technology	(1,227)	(1,302)	(3,362)	(3,685)
Total Operating loss	$(823)	$(2,621)	$(6,540)	$(7,885)
Depreciation and amortization
Recycling	$124	$139	$295	$238
Biotechnology	—	—	—	—
Technology	936	937	2,809	2,808
Total Depreciation and amortization	$1,060	$1,076	$3,104	$3,046
Interest expense, net
Recycling	$88	$75	$255	$81
Biotechnology	—	—	—	—
Technology	—	—	—	—
Total Interest expense, net	$88	$75	$255	$81
Net loss before benefit from income taxes
Recycling	$1,193	$(1,388)	$(879)	$(3,497)
Biotechnology	(845)	—	(1,652)	—
Technology	(1,257)	(1,302)	(3,452)	(3,685)
Total Net loss before benefit from income taxes	$(909)	$(2,690)	$(5,983)	$(7,182)

	As of September 26, 2020	As of December 28, 2019
Assets
Recycling	$11,192	$11,505
Biotechnology	—	—
Technology	14,685	17,529
Total Assets	$25,877	$29,034

Intangible assets
Recycling	$19	$465
Biotechnology	—	—
Technology	14,931	17,240
Total Intangible assets	$14,950	$17,705

Note 21: Related Parties

Tony Isaac, the Company’s Chief Executive Officer, is the father of Jon Isaac, President and Chief Executive Officer of Live Ventures Incorporated (“Live”) and managing member of Isaac Capital Group LLC, a greater than 5% stockholder of the Company. Tony Isaac, Chief Executive Officer, Virland Johnson, Chief Financial Officer, and Richard Butler, Board of Directors member, are members of our Board of Directors, Chief Financial Officer, Board of Directors member, and Board of Directors members, respectively, of Live. The Company also shares certain executive, accounting and legal services with Live. The total services shared were $61 and $52 for the 13 weeks ended September 26, 2020 and September 28, 2019, respectively, and $186 and $99 for the  39 weeks ended September 26, 2020 and September 28, 2019, respectively. Customer Connexx rents approximately 10,000 square feet of office space from Live in Las Vegas, Nevada. The total rent and common area expense were $54 and $45 for the 13 weeks ended September 26, 2020 and September 28, 2019, respectively, and $144 and $44 for the 39 weeks ended September 26, 2020 and September 28, 2019, respectively.

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

Related Party Note

On August 28, 2019, ARCA Recycling entered into and delivered to Isaac Capital Group, LLC (the “Lender”), a secured revolving line of credit promissory note, whereby the Lender agreed to provide the ARCA Recycling with a $2,500 revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility matures on August 28, 2020. During August 2020, the parties agreed to extend the maturity date to December 31, 2020. The Revolving Credit Facility bears interest at 8.75% per annum and provides for the payment of interest, monthly in arrears. ARCA Recycling will pay a loan fee of 2.0% on each borrowing made under the Revolving Credit Facility. In connection with entering into the Revolving Credit Facility, the Borrower also entered into a security agreement in favor of the Lender, pursuant to which ARCA Recycling granted a security interest in all of its assets to the Lender. The obligations of ARCA Recycling under the Revolving Credit Facility are guaranteed by the Company. The foregoing transaction did not include the issuance of any shares of the Company’s common stock, warrants, or other derivative securities.  The Lender is a stockholder of the Company. Jon Isaac is the manager and sole member of the Lender, and the son of Tony Isaac, the Chief Executive Officer of the Company and ARCA Recycling. As of September 26, 2020 and December 28, 2019, $1,000 and $2,473, respectively, was outstanding on the Revolving Credit Facility.

Note 22: Subsequent Event

On October 1, 2020, the “Company filed with the Secretary of State of the State of Nevada an Amended and Restated Certificate of Designation for the Preferences, Rights, and Limitations of the Series A-1 Convertible Preferred Stock of the Company (the “Amended and Restated Certificate of Designation”). The Amended and Restated Certificate of Designation modified the conversion rights of the holders of such series. Prior to the amendment and restatement, the shares of Series A-1 Convertible Preferred Stock had conversion rights in respect of the Company’s common stock. As a result of the filing of the Amended and Restated Certificate of Designation, the shares of Series A-1 Convertible Preferred Stock have conversion rights into an aggregate of 85% of GeoTraq, Inc., currently a wholly-owned subsidiary of the Company.

On November 4, 2020, at the Annual Meeting, the Company’s stockholders approved an amendment (the “Plan Amendment”) to the 2016 Plan to increase the total number of shares of the Company’s common stock reserved for issuance under the 2016 Plan to 800,000 shares.  The description of the Plan Amendment is qualified in its entirety by reference to the complete text of the Plan Amendment, a copy of which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

On November 4, 2020, at the Company’s Annual Meeting of Stockholders (the “Annual Meeting”), the Company’s stockholders approved an amendment (the “Charter Amendment”) to the Company’s Articles of Incorporation to increase the total number of authorized shares of the Company’s common stock from 10,000,000 shares to 200,000,000 shares.  Following stockholder approval, the Charter Amendment was filed with the Nevada Secretary of State on November 5, 2020, at which time the Charter Amendment became effective.  The Company’s Board of Directors had previously approved the Charter Amendment, subject to stockholder approval.  The description of the Charter Amendment is qualified in its entirety by reference to the complete text of the Charter Amendment, a copy of which is filed as Exhibit 3.10 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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

Forward-Looking and Cautionary Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. You can identify forward-looking statements because they contain words such as ‘‘believes,’’ ‘‘expects,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘seeks,’’ ‘‘approximately,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘estimates’’ or ‘‘anticipates’’ or similar expressions that concern our strategy, plans or intentions. Any statements we make relating to our future operations, performance and results, and anticipated liquidity are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those we expected. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-Q, are disclosed in “Item 1-Business, Item 1A – Risk Factors” of our Form 10-K. Some of the factors that we believe could affect our results include:

•	the continued effect on the U.S. economy of the coronavirus public health crisis;
•	our ability to secure additional financing to execute our biotechnology business plan;
•	our ability to obtain marketing approval for JAN101, our initial drug product candidate;
•	the strength of energy conservation recycling programs;
•	our continued ability to purchase product from our suppliers at acceptable prices;
•	costs and expenses being realized at higher than expected levels;
•	our ability to secure an adequate supply of special-buy appliances for resale;
•	the ability to secure appliance recycling and replacement contracts with sponsors of energy efficiency programs;
•	the ability of customers to supply units under their recycling contracts with us;
•	the outcome of the sales and use tax examination in California; and
•	general economic conditions affecting consumer demand for appliances.

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

•	Technology: GeoTraq is in the process of developing technology to enable low cost, location-based products and services.

For the Thirteen Weeks Ended September 26, 2020 and September 28, 2019

Results of Operations

The following table sets forth certain statement of operations items and as a percentage of revenue, for the periods indicated:

	13 Weeks Ended		13 Weeks Ended
	September 26, 2020		September 28, 2019
Statement of Operations Data:
Revenue	$12,266	100.0%	$9,790	100.0%
Cost of revenue	8,549	69.7%	7,226	73.8%
Gross profit	3,717	30.3%	2,564	26.2%
Selling, general and administrative expense	4,540	37.0%	5,185	53.0%
Operating loss	(823)	-6.7%	(2,621)	-26.8%
Interest expense, net	(88)	-0.7%	(75)	-0.8%
Other income (expense)	2	0.0%	6	0.1%
Net loss before income taxes	(909)	-7.4%	(2,690)	-27.5%
Benefit (expense) of income taxes	99	0.8%	732	7.5%
Net loss	$(810)	-6.6%	$(1,958)	-20.0%

The following tables set forth revenues for key product and service categories, percentages of total revenue and gross profits earned by key product and service categories and gross profit percent as compared to revenues for each key product category indicated:

	13 Weeks Ended		13 Weeks Ended
	September 26, 2020		September 28, 2019
	Net	Percent	Net	Percent
	Revenue	of Total	Revenue	of Total
Revenue
Recycling and Byproducts	$6,005	49.0%	$6,650	67.9%
Replacement Appliances	6,261	51.0%	3,140	32.1%
Total Revenue	$12,266	100.0%	$9,790	100.0%

	13 Weeks Ended		13 Weeks Ended
	September 26, 2020		September 28, 2019
	Gross	Gross	Gross	Gross
	Profit	Profit %	Profit	Profit %
Gross Profit
Recycling and Byproducts	$444	7.4%	$1,491	22.4%
Replacement Appliances	3,273	52.3%	1,073	34.2%
Total Gross Profit	$3,717	30.3%	$2,564	26.2%

Revenue

Revenue increased $2,476 or 25.3% for the 13 weeks ended September 26, 2020, as compared to the 13 weeks ended September 28, 2019. Replacement Appliance revenue increased $3,121 or 99% due to an increase in customer volume and Recycling and Byproducts revenue decreased $645 or 9.7%. Specifically, during the 13 weeks ended September 26, 2020, the Company entered into an agreement with a new customer whereby the Company was engaged to provide replacement appliances to lower income families.  The contract was significantly completed as of September 26, 2020.

Cost of Revenue

Cost of revenue increased $1,323, or 18.3% for the 13 weeks ended September 26, 2020, as compared to the 13 weeks ended September 28, 2019, proportionately with the increase in revenue described above, partially offset by cost cutting measures.

Gross Profit

Gross profit increased $1,153 or 45.0% for the 13 weeks ended September 26, 2020, as compared to the 13 weeks ended September 28, 2019 due to higher margins on certain replacement products.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased $645 or 12.4%, for the 13 weeks ended September 26, 2020, as compared to the 13 weeks ended September 28, 2019, due to a temporary reduction in employees, cost cutting measures and other activities related to the closure of our facilities due to COVID-19.

Operating Loss

As a result of the factors described above, operating loss of $823 for the 13 weeks ended September 26, 2020 was significantly lower than the 13 weeks ended September 28, 2019 of $2,621.

Benefit from Income Taxes

We recorded an income tax benefit of $99 for the 13 weeks ended September 26, 2020, compared with a benefit from income taxes of $732 for in the same period of 2019, a decrease of $633.

Net Loss

The factors described above led to a net loss of $810 for the 13 weeks ended September 26, 2020, a decrease in loss of $1,148 from a net loss of $1,958 for the 13 weeks ended September 28, 2019.

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

Operating income (loss) by operating segment, is defined as loss before net interest expense, other income and expense, provision for income taxes.

	13 Weeks Ended September 26, 2020				13 Weeks Ended September 28, 2019
	Recycling	Biotechnology	Technology	Total	Recycling	Biotechnology	Technology	Total
Revenue	$12,266	$—	$—	$12,266	$9,790	$—	$—	$9,790
Cost of revenue	8,549	—	—	8,549	7,226	—	—	7,226
Gross profit	3,717	—	—	3,717	2,564	—	—	2,564
Selling, general and administrative expense	2,468	845	1,227	4,540	3,883	—	1,302	5,185
Operating income (loss)	$1,249	$(845)	$(1,227)	$(823)	$(1,319)	$—	$(1,302)	$(2,621)

Recycling Segment

The recycling segment consists of ARCA Recycling, Customer Connexx, and ARCA Canada. Revenue for the 13 weeks ended September 26, 2020, increased by $2,576, or 25.3% as compared to the prior year period. Replacement Appliance revenue increased $3,121 or 99% due to an increase in customer volume and Recycling and Byproducts revenue decreased $645 or 9.7%. Specifically, during the 13 weeks ended September 26, 2020, the Company entered into an agreement with a new customer whereby the Company was engaged to provide replacement appliances to lower income families.  The contract was significantly completed as of September 26, 2020

Cost of revenue for the 13 weeks ended September 26, 2020, increased $1,323 or 18.3% as compared to the prior year period, proportionately with revenue as described, partially offset by cost cutting measures.

Operating income for the 13 weeks ended September 26, 2020, was $1,249 as compared to the prior year period operating loss of $1,319. This represents an increase in gross profit of $1,153 and a decrease in selling, general and administrative expense of $1,415. The decrease in selling, general and administrative expense is primarily attributable to due to a temporary reduction in employees, cost cutting measures and other activities related to the closure of our facilities due to COVID-19.

Biotechnology Segment

Our biotechnology segment started during September 2019, and, as a result, incurred expenses of $845 related to employee costs and professional services related to research for the 13 weeks ended September 26, 2020.

Technology Segment

The technology segment consists of GeoTraq. Results for the 13 weeks ended September 26, 2020 include a loss of $1,227 which approximated the 13 weeks ended September 28, 2019 loss of $1,302. The loss represents intangible asset amortization expense and other selling general and administrative expense for each period.

For the Thirty-Nine Weeks Ended September 26, 2020 and September 28, 2019

Results of Operations

The following table sets forth certain statement of operations items and as a percentage of revenue, for the periods indicated:

	39 Weeks Ended		39 Weeks Ended
	September 26, 2020		September 28, 2019
Statement of Operations Data:
Revenue	$24,723	100.0%	$23,684	100.0%
Cost of revenue	18,487	74.8%	18,103	76.4%
Gross profit	6,236	25.2%	5,581	23.6%
Selling, general and administrative expense	12,776	51.7%	13,466	56.9%
Operating loss	(6,540)	-26.5%	(7,885)	-33.3%
Interest expense	(255)	-1.0%	(81)	-0.3%
Other income	812	3.3%	784	3.3%
Net loss before income taxes	(5,983)	-24.2%	(7,182)	-30.3%
Benefit of income taxes	448	1.8%	1,825	7.7%
Net loss	$(5,535)	-22.4%	$(5,357)	-22.6%

The following tables set forth revenues for key product and service categories, percentages of total revenue and gross profits earned by key product and service categories and gross profit percent as compared to revenues for each key product category indicated:

	39 Weeks Ended		39 Weeks Ended
	September 26, 2020		September 28, 2019
	Net	Percent	Net	Percent
	Revenue	of Total	Revenue	of Total
Revenue
Recycling and Byproducts	$12,445	50.3%	$15,147	64.0%
Replacement Appliances	12,278	49.7%	8,537	36.0%
Total Revenue	$24,723	100.0%	$23,684	100.0%

	39 Weeks Ended		39 Weeks Ended
	September 26, 2020		September 28, 2019
	Gross	Gross	Gross	Gross
	Profit	Profit %	Profit	Profit %
Gross Profit
Recycling and Byproducts	$588	4.7%	$2,674	17.7%
Replacement Appliances	5,648	46.0%	2,907	34.1%
Total Gross Profit	$6,236	25.2%	$5,581	23.6%

Revenue

Revenue increased $1,039 or 4.4% for the 39 weeks ended September 26, 2020, as compared to the 39 weeks ended September 28, 2019. Replacement Appliance revenue increased $3,741 or 43.8% due to higher volumes from two customers. Recycling and Byproducts revenue decreased $2,702 or 17.8% due to the closure of our facilities and decreased volumes from our customers.

Cost of Revenue

Cost of revenue increased $384, or 2.1% for the 39 weeks ended September 26, 2020, as compared to the 39 weeks ended September 28, 2019, proportionately with the increase in revenue described above, partially offset by cost cutting measures.

Gross Profit

Gross profit increased $655 or 11.7% for the 39 weeks ended September 26, 2020, as compared to the 39 weeks ended September 28, 2019 due to the increase in revenue, partially offset by the increase in cost of revenue as discussed above.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased $690 or 5.1% for the 39 weeks ended September 26, 2020, as compared to the 39 weeks ended September 28, 2019, due to a temporary reduction in employees, cost cutting measures and other activities related to the closure of our facilities due to COVID-19.

Operating Loss

As a result of the factors described above, the operating loss of $6,540 for the 39 weeks ended September 26, 2020 represented an decrease in loss of $1,345 over the comparable prior year 39 weeks ended September 28, 2019 of $7,885.

Interest Expense, net

Interest expense net increased $174 for the 39 weeks ended September 26, 2020, as compared to the 39 weeks ended September 28, 2019 primarily due to the increase in related party debt and California sales and use tax interest.

Other Income

Other income remained constant at $812 for the 39 weeks ended September 26, 2020 as compared to the 39 weeks ended September 28, 2019 of $784.

Benefit from Income Taxes

We recorded an income tax benefit of $448 for the 39 weeks ended September 26, 2020, compared with a benefit from income taxes of $1,825 for in the same period of 2019, a decrease of $1,377.

Net Loss

The factors described above led to a net loss of $5,535 for the 39 weeks ended September 26, 2020, an increase in loss of $178 from a net loss of $5,357 for the 39 weeks ended September 28, 2019.

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

Operating loss by operating segment, is defined as loss before net interest expense, other income and expense, provision for income taxes.

	39 Weeks Ended September 26, 2020				39 Weeks Ended September 28, 2019
	Recycling	Biotechnology	Technology	Total	Recycling	Biotechnology	Technology	Total
Revenue	$24,723	$—	$—	$24,723	$23,684	$—	$—	$23,684
Cost of revenue	18,487	—	—	18,487	18,103	—	—	18,103
Gross profit	6,236	—	—	6,236	5,581	—	—	5,581
Selling, general and administrative expense	7,762	1,652	3,362	12,776	9,781	—	3,685	13,466
Operating loss	$(1,526)	$(1,652)	$(3,362)	$(6,540)	$(4,200)	$—	$(3,685)	$(7,885)

Recycling Segment

The recycling segment consists of ARCA Recycling, Customer Connexx, and ARCA Canada. Revenue for the 39 weeks ended September 26, 2020, increased by $1,039, or 4.4% as compared to the prior year period. Replacement Appliance revenue increased $3,741 or 43.8% due to higher volumes from two customers. Recycling and Byproducts revenue decreased $2,702 or 17.8% due to the closure of our facilities and decreased volumes from our customers.

Cost of revenue for the 39 weeks ended September 26, 2020, remained constant as compared to the prior year period.

Operating loss for the 39 weeks ended September 26, 2020, decreased to $1,526 as compared to the prior year period of $4,200. This represents an increase in gross profit of $655 and a decrease in selling, general and administrative expense of $2,019. The decrease in selling, general and administrative expense is primarily attributable to due to a temporary reduction in employees, cost cutting measures and other activities related to the closure of our facilities due to COVID-19.

Biotechnology Segment

Our biotechnology segment started during September 2019, and, as a result, incurred expenses of $1,652 related to employee costs and professional services related to research for the 39 weeks ended September 26, 2020.

Technology Segment

The technology segment consists of GeoTraq. Results for the 39 weeks ended September 26, 2020 include a loss of $3,362 which approximated the 39 weeks ended September 28, 2019 loss of $3,685. The loss represents intangible asset amortization expense and other selling, general and administrative expense for each period.

Liquidity and Capital Resources

Overview

As of September 26, 2020, we had total cash on hand of $638. As we continue to pursue strategic transactions to expand and grow our business, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

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

As of the period ending September 26, 2020, the Company received advance payments authorized by the California Public Utilities Commission and processed through two California utilities for the purposes of sustaining the workforce during the COVID 19 pandemic shutdown. The use of these funds was limited to labor and labor benefits for impacted employees. Portions of these advances are forgivable if certain conditions are met the specifics which have not been finalized.  Advance payments that are not forgiven will need to be paid back in full by December 31, 2021.   Total funding received under this program as of September 26, 2020 amounted to $1,168. As of September 26, 2020, no amounts have been forgiven.

Based on our current operating plans, we believe that available cash balances, funds available under our factoring agreement with Prestige Capital Finance, LLC (“Prestige Capital”), and or other refinancing of existing indebtedness will provide sufficient liquidity to fund our operations, our continued investments in store openings and remodeling activities for at least the next 12 months.

Cash Flows

During the 39 weeks ended September 26, 2020, cash used in operations was $1,042, compared to cash used in operations of $3,643 during the 39 weeks ended September 28, 2019. The decrease in cash provided by operations was primarily due to:

A decrease in the change in deferred compensation of $148 and a decrease in the change in deferred income taxes of $1,553.

Changes in working capital accounts affecting operating cash flows were as follows: an decrease in accounts receivable of $1,654, an increase in income taxes receivable of $207, a decrease in accounts payable and accrued expenses of $785, a increase in prepaid expenses and other current assets of $982 and an decrease in inventory of $1,196.

Cash (used in) provided by investing activities was $(293) and $445 for the 39 weeks ended September 26, 2020 and the 39 weeks ended September 28, 2019, respectively. During fiscal 2020, the Company incurred purchases of intangibles and property and equipment of $293. During fiscal 2019, the Company received net payments received on a note receivable from ApplianceSmart of $881, and incurred purchases of property and equipment of $436.

Cash provided by financing activities was $1,547 and $2,616 for the 39 weeks ended September 26, 2020 and the 39 weeks ended September 28, 2019, respectively. During fiscal 2020, the Company received proceeds from short term debt of $3,469 primarily associated with the Payroll Protection Program and advances from certain customers for future services and paid $1,500 on its related party note.  During fiscal 2019, the Company received proceeds from the related party note of $2,500 and the issuance of long-term obligation of $471, offset by payment of $355.

Sources of Liquidity

We utilize cash on hand and factor on occasion certain accounts receivable invoices to cover normal and seasonal fluctuations in cash flows and to support our various growth initiatives. Our cash and cash equivalents are carried at cost and consist primarily of demand deposits with commercial banks. On March 26, 2018, the Company entered into a purchase and sale agreement with Prestige Capital, whereby from time to time the Company can factor certain accounts receivable to Prestige Capital up to a maximum advance and outstanding balance of $11,000. Discount fees ultimately paid depend upon how long an invoice and related amount is outstanding from ARCA Recycling’s customer. Prestige Capital has been granted a security interest in all ARCA Recycling’s accounts receivable. The current purchase and sale agreement with Prestige Capital automatically renews every six months unless terminated by the parties.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market Risk and Impact of Inflation

Foreign Currency Exchange Rate Risk. We currently generate revenues in Canada. The reporting currency for our consolidated financial statements is U.S. dollars. It is not possible to determine the exact impact of foreign currency exchange rate changes; however, the effect on reported revenue and net loss can be estimated. We estimate that the U.S. dollar against the Canadian dollar had an immaterial impact on our consolidated financial statements for the period ended September 26, 2020. We do not currently hedge foreign currency fluctuations and do not intend to do so for the foreseeable future.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at March 28, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at September 26, 2020, our disclosure controls and procedures were ineffective.

Changes in Internal Control over Financial Reporting

During the third fiscal quarter of fiscal 2020, covered by this Quarterly Report on Form 10-Q, we did not make any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

Management noted material weaknesses in internal control when conducting their evaluation of internal control as of December 28, 2019. (1) Insufficient information technology general controls (“ITGC”) and segregation of duties. It was noted that people who were negotiating a contract, were also involved in approving invoices without proper oversight. Additional controls and procedures are necessary and are being implemented to have check and balance on significant transactions and governance with those charged with governance authority. (2) Inadequate control design or lack of sufficient controls over significant accounting processes. The cutoff and reconciliation procedures were not effective with certain accrued and deferred expenses. (3) Insufficient assessment of the impact of potentially significant transactions, and (4) Insufficient processes and procedures related to proper recordkeeping of agreements and contracts. In addition, contract to invoice reconciliation was not effective with certain transportation service providers. As part of its remediation plan, processes and procedures have been implemented to help ensure accruals and invoices are reviewed for accuracy and properly recorded in the appropriate period. These material weaknesses remained outstanding as of September 26, 2020 and management is currently working to remedy these outstanding material weaknesses.

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

PART II. Other Information

Item 1. Legal Proceedings.

On December 29, 2016, the Company served a Minnesota state court complaint for breach of contract on Skybridge Americas, Inc. (“SA”), the Company’s primary call center vendor throughout 2015 and most of 2016. The Company seeks damages in the millions of dollars as a result of alleged overcharging by SA and lost client contracts. On January 25, 2017, SA served a counterclaim for unpaid invoices in the amount of approximately $460,000 plus interest and attorneys’ fees. On March 29, 2017, the Hennepin County district court (the “District Court”) dismissed the Company’s breach of contract claim based on SA’s overuse of its Canadian call center but permitted the Company’s remaining claims to proceed. Following motion practice, on January 8, 2018 the District Court entered judgment in SA’s favor, which was amended as of February 28, 2018, for a total amount of approximately $614,000, including interest and attorneys’ fees. On March 4, 2019, the Minnesota Court of Appeals (the “Court of Appeals”) ruled and (i) reversed the District Court’s judgment in favor of Skybridge on the call center location claim and remanded the issue back to the District Court for further proceedings, (ii) reversed the District Court’s judgment in favor of Skybridge on the net payment issue and remanded the issue to the District Court for further proceedings, and (iii) affirmed the District Court’s judgment in Skybridge’s favor against the Company’s claim that Skybridge breached the contract when it failed to meet the service level agreements. As a result of the decision by the Court of Appeals, the District Court’s award of interest and attorneys’ fees, etc. was reversed.   Trial was held in August 2020 and the parties are awaiting the judge’s ruling.

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

The California Department of Tax and Fee Administration (formerly known as the California Board of Equalization) (“CDTFA”) conducted a sales and use tax examination covering ARCA Recycling’s California operations for years 2011, 2012 and 2013. The Company believed it was exempt from collecting sales taxes under service agreements with utility customers that included appliance replacement programs. During the fourth quarter of 2014, the Company received communication from the CDTFA indicating they were not in agreement with the Company’s interpretation of the law. As a result, the Company applied for and, as of February 9, 2015, received approval to participate in the CDTFA’s Managed Audit Program. The period covered under this program included years 2011, 2012, 2013 and extended through the nine-month period ended September 30, 2014.  On April 13, 2017 the Company received the formal CDTFA assessment for sales tax for tax years 2011, 2012 and 2013 in the amount of $4.1 million plus applicable interest of $0.5 million related to the appliance replacement programs that the Company administered on behalf of its customers on which it did not assess, collect or remit sales tax. The Company has appealed this assessment to the CDTFA Appeals Bureau.  The appeal remains in process. Interest will continue to accrue until the matter is settled. The total estimated amount of sales tax plus interest was $5.6 million as of September 26, 2020.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Item 5.03. Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.

On November 4, 2020, at the Annual Meeting (as defined below), the stockholders of the Company approved an amendment (the “Charter Amendment”) to the Company’s Articles of Incorporation to increase the total number of authorized shares of the Company’s common stock from 10,000,000 shares to 200,000,000 shares.  Following stockholder approval, the Charter Amendment was filed with the Nevada Secretary of State on November 5, 2020, at which time the Charter Amendment became effective.  The Company’s Board of Directors had previously approved the Charter Amendment, subject to stockholder approval.  The description of the Charter Amendment is qualified in its entirety by reference to the complete text of the Charter Amendment, a copy of which is filed as Exhibit 3.1 to this Current Report on Form 8-K and is incorporated herein by reference.

Item 5.07 Submission of Matters to a Vote of Security Holders.

On November 4, 2020, the Company held its Annual Meeting of Stockholders (the “Annual Meeting”) to vote on the matters disclosed in the Company’s definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 2, 2020 (the “Proxy Statement”). The final voting results for the matters submitted to a vote of stockholders were as follows:

Proposal No. 1 – Election of Directors

At the Annual Meeting, the Company’s stockholders elected the persons listed below as directors for a one-year term expiring on the date of the Annual Meeting in 2020 or until their respective successors are duly elected and qualified:

	Votes
Nominee Name	Votes For	Votes Withheld	Broker Non-Votes
Tony Isaac	4,100,884	12,865	610,418
Richard D. Butler, Jr.	4,100,526	13,223	610,418
Nael Hajjar	4,100,779	12,970	610,418
John Bitar	4,100,692	13,057	610,418

Proposal No. 2 – Charter Amendment Proposal

The Company’s stockholders approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s common stock from 10,000,000 to 200,000,000.

Votes
For	Against	Abstain	Broker Non-Votes
4,023,279	85,857	4,613	610,418

Proposal No. 3 – 2016 Plan Amendment Proposal

The Company’s stockholders approved an amendment to the Company’s 2016 Equity Incentive Plan (the “2016 Plan”) to increase the number of shares subject to the 2016 Plan from 400,000 to 800,000.

Votes
For	Against	Abstain	Broker Non-Votes
4,024,797	46,160	42,792	610,418

Proposal No. 4 – Ratification of Independent Accounting Firm

The Company’s stockholders ratified the appointment of WSRP, LLC as the Company’s independent registered public accounting firm for fiscal 2020.

Votes
For	Against	Abstain
4,630,803	58,190	35,174

Item 6. Exhibits.

Index to Exhibits

Exhibit Number		Exhibit Description	Form	File Number	Exhibit Number	Filing Date

3.1		Articles of Incorporation of Appliance Recycling Centers of America, Inc.	8-K	0-19621	3.3	03/13/18

3.2		Articles of Conversion	8-K	0-19621	3.1	03/13/18

3.3		Articles of Conversion	8-K	0-19621	3.2	03/13/18

3.4		Certificate of Correction	10-Q	0-19621	3.1	08/14/18

3.5		Certificate of Change	8-K	0-19621	3.1	04/22/19

3.6		Certificate of Correction	8-K	0-19621	3.7	06/24/19

3.7		Certificate of Designation of Powers, Preferences, and Rights of Series A-1 Convertible Preferred Stock of JanOne Inc. (formerly known as Appliance Recycling Centers of America, Inc.)	8-K	0-19621	3.8	06/24/19

3.8		Articles of Merger for JanOne Inc. into Appliance Recycling Centers of America, Inc., filed with the Secretary of the State of Nevada on September 9, 2019, and effective on September 10, 2019	8-K	0-19621	3.10	09/13/19

3.9	*	Certificate of Amendment to Articles of Incorporation, filed with the Secretary of State for the State of Nevada on November 5, 2020.

3.10		Bylaws of Appliance Recycling Centers of America, Inc.	8-K	0-19621	3.4	03/13/18

3.11		First Amendment to Bylaws of Appliance Recycling Centers of America, Inc.	8-K	0-19621	3.1	12/31/18

4.2	*	Specimen Stock Certificate

10.1		Secured Revolving Line of Credit Promissory Note dated August 28, 2019	8-K	0-19621	10.1	08/30/19

10.2	*	Amendment to Secured Revolving Line of Credit Promissory Note dated August 25, 2020 between ARCA Recycling, Inc. and Isaac Capital Group, LLC

10.3	*	First Amendment to 2016 Equity Incentive Plan

31.1	*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Ex. 101.INS	*	XBRL Instance Document

Ex. 101.SCH	*	XBRL Taxonomy Extension Schema Document

Ex. 101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

Ex. 101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

Ex. 101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

Ex. 101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

JanOne Inc.
(Registrant)

Date:	November 9, 2020	By:	/s/ Tony Isaac
Tony Isaac
Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2020	By:	/s/ Virland A. Johnson
Virland A. Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)