Form 10-Q
period 2021-04-03
JanOne Inc.
filed 2021-05-17
CIK 862861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 3, 2021

or

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

As of May 12, 2021, there were 2,823,410 outstanding shares of the registrant’s common stock, with a par value of $0.001.

JANONE INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

JANONE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	April 3, 2021	January 2, 2021
	(Unaudited)
Assets
Cash and cash equivalents	$5,060	$379
Trade and other receivables, net	3,518	3,600
Income taxes receivable	196	196
Inventories	1,007	1,630
Prepaid expenses and other current assets	734	1,136
Total current assets	10,515	6,941
Property and equipment, net	991	732
Right to use asset - operating leases	2,531	2,458
Intangible assets, net	13,031	13,989
Deposits and other assets	237	231
Total assets	$27,305	$24,351
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$4,667	$4,701
Accrued liabilities - other	4,475	4,888
Accrued liability - California Sales Taxes	5,831	5,769
Lease obligation short term - operating leases	1,266	1,197
Short term debt	216	3,042
Related party note	1,000	1,000
Total current liabilities	17,455	20,597
Lease obligation long term - operating leases	1,360	1,388
Total liabilities	18,815	21,985
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, series A - par value $0.001 per share 2,000,000 authorized, 259,729 shares issued and outstanding at April 3, 2021 and January 2, 2021, respectively	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 2,403,410 and 1,829,982 shares issued and outstanding at April 3, 2021 and at January 2, 2021, respectively	2	2
Additional paid in capital	45,533	39,869
Accumulated other comprehensive loss	(630)	(588)
Accumulated deficit	(36,415)	(36,917)
Total stockholders' equity	8,490	2,366
Total liabilities and stockholders' equity	$27,305	$24,351

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JANONE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(Dollars in thousands, except per share)

	For the Thirteen Weeks Ended
	April 3, 2021	March 28, 2020
Revenues	$8,672	$8,450
Cost of revenues	7,251	6,976
Gross profit	1,421	1,474
Operating expenses:
Selling, general and administrative expenses	3,530	4,873
Operating loss	(2,109)	(3,399)
Other income (expense):
Interest expense, net	(73)	(113)
Gain on Payroll Protection Program loan forgiveness	1,872	—
Gain on settlement of vendor advance payments	810	—
Other income, net	—	818
Total other income (expense), net	2,609	705
Income (loss) from operations before benefit from income taxes	500	(2,694)
Income tax benefit	2	411
Net income (loss)	$502	$(2,283)
Dividends declared - Series A-1 preferred stock	$—	$—
Dividends declared - Common stock	$—	$—
Income (loss) per share:
Basic income (loss) per share	$0.26	$(1.33)
Diluted income (loss) per share	$0.24	$(1.33)
Weighted average common shares outstanding:
Basic	1,922,673	1,711,883
Diluted	2,070,036	1,711,883
Net income (loss)	$502	$(2,283)
Other comprehensive income (loss), net of tax:
Effect of foreign currency translation adjustments	(42)	6
Total other comprehensive income (loss), net of tax	(42)	6
Comprehensive income (loss)	$460	$(2,277)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JANONE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Thirteen Weeks Ended
	April 3, 2021	March 28, 2020
OPERATING ACTIVITIES:
Net income (loss)	$502	$(2,283)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,045	1,017
Amortization of debt issuance costs	—	10
Stock based compensation expense	109	376
Gain on Payroll Protection Program loan forgiveness	(1,872)	—
Gain on settlement of vendor advance payments	(810)	—
Change in deferred income taxes	—	(473)
Other	(6)	28
Changes in assets and liabilities:
Accounts receivable	82	2,629
Income taxes receivable	—	65
Prepaid expenses and other current assets	402	41
Inventories	623	35
Right of use assets	(73)	—
Lease liability	41	—
Accounts payable and accrued expenses	(385)	(749)
Net cash provided by (used in) operating activities	(342)	696
INVESTING ACTIVITIES:
Purchases of property and equipment	(297)	(8)
Purchases of intangibles	(49)	(56)
Net cash used in investing activities	(346)	(64)
FINANCING ACTIVITIES:
Proceeds from equity financing, net	5,544	—
Proceeds from stock option exercise	11	—
Payments on short term notes payable	(144)	(280)
Net cash provided by (used in) financing activities	5,411	(280)
Effect of changes in exchange rate on cash and cash equivalents	(42)	4
INCREASE IN CASH AND CASH EQUIVALENTS	4,681	356
CASH AND CASH EQUIVALENTS, beginning of period	379	481
CASH AND CASH EQUIVALENTS, end of period	$5,060	$837
Supplemental cash flow disclosures:
Interest paid	$23	$56
Income taxes paid	—	—
Right to use asset - operating leases capitalized	424	930

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JANONE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(Dollars in thousands)

	Series A Preferred		Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Equity
Balance, January 2, 2021	259,729	$—	1,829,982	$2	$39,869	$(36,917)	$(588)	$2,366
Shares issued	—	—	571,428	—	5,544	—	—	5,544
Share based compensation	—	—	—	—	109	—	—	109
Stock option exercise	—	—	2,000	—	11	—	—	11
Other comprehensive income	—	—	—	—	—	—	(42)	(42)
Net income	—	—	—	—	—	502	—	502
Balance, April 3, 2021	259,729	$—	2,403,410	$2	$45,533	$(36,415)	$(630)	$8,490

	Series A Preferred		Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Equity
Balance, December 28, 2019	259,729	$—	1,919,048	$2	$39,291	$(28,419)	$(533)	$10,341
Share based compensation	—	—	74,530	—	376	—	—	376
Other comprehensive income	—	—	—	—	—	—	6	6
Net loss	—	—	—	—	—	(2,283)	—	(2,283)
Balance, March 28, 2020	259,729	$—	1,993,578	$2	$39,667	$(30,702)	$(527)	$8,440

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

ARCA Recycling, Inc. (“ARCA Recycling”) provides turnkey recycling services for electric utility energy efficiency programs in the United States. ARCA Canada Inc. (“ARCA Canada”) provides turnkey recycling services for electric utility energy efficiency programs in Canada. Customer Connexx, LLC (“Connexx”) provides call center services for ARCA Recycling and ARCA Canada.  On February 19, 2021, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with (i) ARCA Affiliated Holdings Corporation, a Delaware corporation, (ii) ARCA Services Inc., a Delaware corporation, and (iii) Connexx Services Inc, a Delaware corporation (collectively, the “Buyers”), pursuant to which the Buyers agreed to acquire substantially all of the assets, and assume certain liabilities, of ARCA Recycling and Connexx (the “Disposition Transaction”).  The principal of the Buyers is Virland A. Johnson, our Chief Financial Officer. The Disposition Transaction is expected to be consummated during August 2021.

GeoTraq Inc. (“GeoTraq”) is engaged in the development, design and, ultimately, we expect the sale, of cellular transceiver modules, also known as Mobile IoT modules, and associated wireless services.

We report on a 52- or 53-week fiscal year. Our 2020 fiscal year (“2020”) ended on January 2, 2021, and our current fiscal year (“2021”) will end on January 1, 2022.

Going concern

We currently face a challenging competitive environment and are focused on improving our overall profitability, which includes managing expenses. We reported a net income of $502 and net loss of $2,283 in for the 13 weeks ended April 3, 2021 and March 28, 2020, respectively. In addition, as of April 3, 2021 the Company has total current assets of $10,515 and total current liabilities $17,455 resulting in a net negative working capital of $6,940.

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

Based on the above, management has concluded that at April 3, 2021 the Company is not aware and did not identify any other conditions or events that would cause the Company to not be able to continue business as a going concern for the next twelve months.

Coronavirus

In December 2019, the 2019 novel coronavirus (COVID-19) surfaced in Wuhan, China. The World Health Organization declared a global emergency on January 30, 2020, and most countries have initiated travel restrictions limiting travel to other countries and lock-downs within their borders.  While various vaccines have recently been introduced into the marketplace, the impacts of variant strains of the COVID-19 virus are still unknown. The widespread health crisis has adversely affected the global economy, resulting in an economic downturn that could impact demand for our products.  To date, the outbreak had a material adverse impact on our operations. For example, several customers in our appliance recycling and appliance replacement business have previously suspended our ability to pick up and or replace their customers’ appliances resulting in decreased revenues for both recycling and replacement business.  The future impact of the outbreak is highly uncertain and cannot be predicted and there is no assurance that the outbreak will not have another material adverse impact on the future results of the Company. The extent of the impact, if any, will depend on future developments, including actions taken to contain the coronavirus.  A key task for the Company in 2021 is to begin late-stage clinical development with its pharmaceutical product, JAN101.  However, the COVID-19 pandemic significantly impacted clinical trials in 2020, delaying recruitment in most non-COVID-19 clinical trials and even eliminating recruitment in some trials.  While clinical sites have largely resumed conducting non-COVID-19 clinical trials, the backlog of subjects may adversely affect our ability to recruit for its trial, leading to longer and more expensive trials.  In addition, the unknown effectiveness of the COVID-19 vaccines, particularly concerning variant strains of COVID-19, could lead to clinical sites terminating patient recruitment again during the course of the study.

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

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information and notes required for complete financial statements prepared in conformity with U.S. GAAP. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. However, our results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended January 2, 2021.

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

Financial Instruments

Financial instruments consist primarily of cash equivalents, trade and other receivables, notes receivables, and obligations under accounts payable, accrued expenses and notes payable. The carrying amounts of cash equivalents, trade receivables and other receivables, accounts payable, accrued expenses and short-term notes payable approximate fair value because of the short maturity of these instruments. The fair value of the long-term debt is calculated based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements, unless quoted market prices were available (Level 2 inputs). The carrying amounts of short-term debt at April 3, 2021 and January 2, 2021 approximate fair value.

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

We write off trade receivables when we deem them uncollectible. We record recoveries of trade receivables previously written off when we receive them. We consider a trade receivable to be past due if any portion of the receivable balance is outstanding for more than ninety days. We do not charge interest on past due receivables.  The Company does not have an allowance for doubtful accounts as of April 3, 2021 or January 2, 2021.

Inventories

Inventories, consisting primarily of appliances, are stated at the lower of cost, determined on a specific identification basis, or net realizable value. We provide estimated provisions for the obsolescence of our appliance inventories, including adjustment to market, based on various factors, including the age of such inventory and our management’s assessment of the need for such provisions. We look at historical inventory aging reports and margin analyses in determining our provision estimate. A revised cost basis is used once a provision for obsolescence is recorded. The Company does not have a reserve for excess or obsolete inventory at April 3, 2021 or January 2, 2021.

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

If a triggering event has occurred, for purposes of recognition and measurement of an impairment loss, a long-lived asset or assets shall be grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If after identifying a triggering event it is determined that the asset group’s carrying value may not be recoverable, a recoverability test is performed by forecasting the expected cash flows to be derived from the asset group for the remaining useful life of the asset group’s primary asset compared to its carrying value. The recoverability test relies upon the undiscounted cash flows (excluding interest and taxes) which are derived from the Company’s specific use of those assets (not how a market participant would use those assets); and are based upon the existing service potential of the current assets (excluding any improvements that would materially enhance the assets). If the expected undiscounted cash flows exceed the carrying value, the assets are considered recoverable.

There was no impairment of intangibles as of April 3, 2021 or January 2, 2021 based on the intangible asset impairment review performed as of those dates.

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

Assets Recognized from Costs to Obtain a Contract with a Customer

We recognize an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. We have concluded that no material costs have been incurred to obtain and fulfill our FASB Accounting Standards Codification, or ASC 606 contracts, meet the capitalization criteria, and as such, there are no material costs deferred and recognized as assets on the consolidated balance sheet at April 3, 2021 or January 2, 2020.

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

Revenue recognized for Company contracts - $7,580 and $8,013 for the 13 weeks ended April 3, 2021 and March 28, 2020, respectively. Byproduct revenue is non-contract revenue and amounts for Byproduct revenue have been excluded from Revenue recognized for Company contracts for all periods presented.

Technology Revenue

We currently are not generating any revenue from our Technology segment.

Shipping and Handling

The Company classifies shipping and handling charged to customers as revenues and classifies costs relating to shipping and handling as cost of revenues.

Advertising Expense

Advertising expense is charged to operations as incurred. Advertising expense totaled $nil and $91 for the 13 weeks ended April 3, 2021 and March 28, 2020, respectively.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. The asset and liability method requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between tax bases and financial reporting bases of the Company's assets and liabilities. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided on deferred taxes if it is determined that it is more likely than not that the asset will not be realized. The Company recognizes penalties and interest accrued related to income tax liabilities in the provision for income taxes in its Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss).

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

Concentration of Credit Risk

The Company maintains cash balances at several banks in several states including, Minnesota, California, and Nevada. Accounts are insured by the Federal Deposit Insurance Corporation up to $250 per institution as of April 3, 2021. At times, balances may exceed federally insured limits.

Note 3: Trade and other receivables

	April 3, 2021	January 2, 2021
Trade receivables, net	$3,680	$4,174
Factored accounts receivable	(346)	(891)
Prestige Capital reserve receivable	63	162
Other receivables	121	155
Trade and other receivables, net	$3,518	$3,600

Trade accounts receivable	$2,627	$2,698
Un-billed trade receivables	1,053	1,476
Total trade receivables, net	$3,680	$4,174

Note 4: Inventory

Appliances held for sale are stated at the lower of cost, determined on a specific identification basis, or net realizable value. Inventory raw material - chips, are stated at the lower of average cost or net realizable value. Total inventory consists of the following as of April 3, 2021 and January 2, 2021:

	April 3, 2021	January 2, 2021
Appliances held for resale	$902	$1,430
Inventory - raw material - chips	105	200
Total inventory	$1,007	$1,630

We provide estimated provisions for the obsolescence of inventories, including adjustments to net realizable value, based on various factors, including the age of such inventory and our management’s assessment of the need for such provisions. We review historical inventory aging reports and margin analyses in determining our provision estimate. A revised cost basis is used once a provision for obsolescence is recorded. At April 3, 2021 and January 2, 2021, we do not have an inventory reserve.

Note 5: Prepaids and other current assets

Prepaids and other current assets as of April 3, 2021 and January 2, 2021 consist of the following:

	April 3, 2021	January 2, 2021
Prepaid insurance	$217	$371
Prepaid rent	165	95
Prepaid purchase orders	—	366
Prepaid other	352	304
Total prepaid expenses and other current assets	$734	$1,136

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

On December 9, 2019, ApplianceSmart filed a voluntary petition in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of Title 11 of the United States Code.  As a result, the Company has recorded an impairment charge of $2,992 for the amount owed by ApplianceSmart to the Company as of December 28, 2019.  The Company continues to record interest income on the ApplianceSmart Note and a corresponding impairment charge. The outstanding balance of the ApplianceSmart Note at April 3, 2021 and January 2, 2021 was $2,992 and $2,992, respectively, exclusive of the impairment charges.

Note 7: Property and Equipment

Property and equipment as of April 3, 2021 and January 2, 2021 consist of the following:

	Useful Life (Years)	April 3, 2021	January 2, 2021
Buildings and improvements	3-30	$77	$75
Equipment	3-15	2,572	2,528
Projects under construction		638	387
Property and equipment		3,287	2,990
Less accumulated depreciation and amortization		(2,296)	(2,258)
Total property and equipment, net		$991	$732

Depreciation expense was $38 and $19 for the 13 weeks ended April 3, 2021 and March 28, 2020, respectively.

Equipment Financing Agreement

On March 25, 2021, ARCA Recycling entered into a Master Equipment Finance Agreement (collectively, the “Equipment Finance Agreement”) with KLC Financial, Inc.  (“KLC”). Under the terms of the Equipment Finance Agreement, KLC has agreed to make loans to ARCA Recycling secured by certain equipment purchased or to be purchased by ARCA Recycling on terms set forth or to be set forth in schedules to the Equipment Finance Agreement.  Under the terms of Schedule No. 01 (the “Initial Loan”), KLC has agreed to loan ARCA Recycling approximately $1.8 million secured by existing equipment of and new equipment to be purchased by ARCA Recycling.  ARCA Recycling will make monthly payments of $27 over a period of five years from the March 24, 2021, at which time it is intended that the Initial Loan will be repaid in full.  The Initial Loan bears interest at 7.757%  per annum.  KLC will have a first priority security interest over, among other things, all equipment identified in the schedules.  The Initial Loan is guaranteed by Virland Johnson, the Chief Financial Officer of JanOne and Chief Financial Officer and Secretary of ARCA Recycling.  The Equipment Finance Agreement contains customary affirmative and negative covenants, representations and warranties, and events of default for transactions of this nature. The foregoing description of the Equipment Finance Agreement does not purport to be complete and is qualified in its entirety by reference to the Equipment Finance Agreement, a copy of which is attached hereto as Exhibit 10.1 and is incorporated herein by reference.

Note 8: Intangible Assets

Intangible assets as of April 3, 2021 and January 2, 2021 consist of the following:

	April 3, 2021	January 2, 2021
Intangible assets GeoTraq, net	$26,096	$26,096
Patent and domains	23	23
Computer software	4,543	4,494
Intangible assets	30,662	30,613
Less accumulated amortization	(17,631)	(16,624)
Total intangible assets	$13,031	$13,989

The useful life and amortization period of the GeoTraq intangible acquired is seven years from the acquisition date of August 18, 2017. Intangible amortization expense was $1,007 and $998 for the 13 weeks ended April 3, 2021 and March 28, 2020, respectively.

Note 9: Deposits and other assets

Deposits and other assets as of April 3, 2021 and January 2, 2021 consist of the following:

	April 3, 2021	January 2, 2021
Deposits	$177	$169
Other	60	62
Total deposits and other assets	$237	$231

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

Total present value of lease payments as of April 3, 2021:

Remainder 2021	$1,418
2022	751
2023	452
2024	249
2025	31
2026	—
Total	2,901
Less Interest	(275)
Present Value of Payments	$2,626

During the 13 weeks ended April 3, 2021 and March 28, 2020, $398 and $344, respectively, was included in operating cash flow for amounts paid for operating leases.

Additionally, we obtained right-of-use assets in exchange for lease liabilities of approximately $424 upon commencement of operating leases during the 13 weeks ended April 3, 2021. The weighted average lease term for operating leases is 2.6 years and the weighted average discount rate is 8%.

Note 11: Accrued Liabilities

Accrued liabilities as of April 3, 2021 and January 2, 2021 consist of the following:

	April 3, 2021	January 2, 2021
Compensation and benefits	$822	$604
Contract liability	240	292
Accrued incentive and rebate checks	1,099	1,220
Accrued transportation costs*	708	662
Accrued guarantees	767	767
Accrued purchase orders	43	177
Accrued taxes	498	299
Other	298	867
Total accrued expenses	$4,475	$4,888

*Accrued transportation costs are related to delayed billing from certain vendors.

Contract liabilities rollforward

The following table summarizes the contract liability activity for the 13 weeks ended April 3, 2021:

Beginning balance, January 1, 2021	$292
Accrued	135
Settled	(187)
Ending balance, April 3, 2021	$240

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

As of April 3, 2021, and January 2, 2021, our accrued liability for California sales tax was $5,831 and $5,769, respectively.

Note 13: Income Taxes

Our overall effective tax rate was 0.4% for the 13 weeks ended April 3, 2021, and we recorded a tax provision benefit of $2 against a pre-provision income of $500. Our overall effective tax rate was 15.3% for the 13 weeks ended March 28, 2020, and we had a tax benefit of $411 against a pre-provision loss of $2,694. The effective tax rates and related provisional tax amounts vary from the U.S. federal statutory rate due to state taxes, foreign taxes, share-based compensation, valuation allowance, and certain non-deductible expenses.

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

Note 14: Short Term Debt

Short term debt and other financing obligations as of April 3, 2021 and January 2, 2021, consist of the following:

	April 3, 2021	January 2, 2021
AFCO Finance	$—	$144
Payroll protection program	—	1,872
Vendor advance payments	216	1,026
Total short term debt	$216	$3,042

AFCO Finance

Annually, we enter into a financing agreement with AFCO Credit Corporation (“AFCO”) purchased through Marsh Insurance to fund the annual premiums on insurance policies due June 1 of each year. These policies relate to workers’ compensation and various liability policies including, but not limited to, General, Auto, Umbrella, Property, and Directors’ and Officers’ insurance. The total amount of the premiums financed during June 2020 was $429 with an interest rate of 3.3%. An initial down payment of $143 was due before July 1, 2020 with additional monthly payments of: $48 made beginning July 1, 2020.

The outstanding principal due AFCO at April 3, 2021 and January 2, 2021 was $nil and $144, respectively.

Payroll Protection Program

On May 1, 2020, the Company entered into a promissory note (the “Promissory Note”) with Texas Capital Bank, N.A. that provides for a loan in the amount of $1,872 (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP Loan matures on April 27, 2022 and bears interest at a rate of 1.0% per annum. Monthly amortized principal and interest payments are deferred for six months after the date of disbursement. The Promissory Note contains events of default and other provisions customary for a loan of this type. The Paycheck Protection Program provides that the use of the PPP Loan amount shall be limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. The PPP Loan was forgiven during the first quarter of fiscal 2021.

Customer Advance Payments

As of the period ending June 27, 2020, the Company received advance payments authorized by the California Public Utilities Commission and processed through two California utilities for the purposes of sustaining the workforce during the COVID-19 pandemic shutdown. The use of these funds was limited to labor and labor benefits for impacted employees. Portions of these advances are forgivable if certain conditions are met the specifics which have not been finalized.  Advance payments that are not forgiven will need to be paid back in full by December 31, 2021. Total funding received under this program as of September 2020 amounted to $1,168. As of April 3, 2021, $952 was forgiven, leaving a balance of $216.

Note 15: Commitments and Contingencies

Litigation

On December 29, 2016, the Company served a Minnesota state court complaint for breach of contract on Skybridge Americas, Inc. (“SA”), the Company’s primary call center vendor throughout 2015 and most of 2016. The Company seeks damages in the millions of dollars as a result of alleged overcharging by SA and lost client contracts. On January 25, 2017, SA served a counterclaim for unpaid invoices in the amount of approximately $460 plus interest and attorneys’ fees. On March 29, 2017, the Hennepin County district court (the “District Court”) dismissed the Company’s breach of contract claim based on SA’s overuse of its Canadian call center but permitted the Company’s remaining claims to proceed. Following motion practice, on January 8, 2018 the District Court entered judgment in SA’s favor, which was amended as of February 28, 2018, for a total amount of $614, including interest and attorneys’ fees. On March 4, 2019, the Minnesota Court of Appeals (the “Court of Appeals”) ruled and (i) reversed the District Court’s judgment in favor of Skybridge on the call center location claim and remanded the issue back to the District Court for further proceedings, (ii) reversed the District Court’s judgment in favor of Skybridge on the net payment issue and remanded the issue to the District Court for further proceedings, and (iii) affirmed the District Court’s judgment in Skybridge’s favor against the Company’s claim that Skybridge breached the contract when it failed to meet the service level agreements. As a result of the decision by the Court of Appeals, the District Court’s award of interest and attorneys’ fees, etc. was reversed.  The Company and SA held a mediation session in July 2020.  Trial was held in August 2020 and on February 1, 2021, the District Court assessed damages against the Company in the amount of $715, plus interest, fees, and costs.  The Company filed a motion for a new trial and is waiting for the District Court to rule.

AMTIM Capital, Inc. (“AMTIM”) acts as the Company’s representative to market our recycling services in Canada under an arrangement that pays AMTIM for revenues generated by recycling services in Canada as set forth in the agreement between the parties. A dispute has arisen between AMTIM and the Company with respect to the calculation of amounts due to AMTIM pursuant to the agreement. In a lawsuit filed in the province of Ontario, AMTIM claims a discrepancy in the calculation of fees due to AMTIM by the Company of approximately $2,000. Although the outcome of this claim is uncertain, the Company believes that no further amounts are due under the terms of the agreement and that we will continue to defend our position relative to this lawsuit.  Trial is currently scheduled for September 2021.

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

The Company is party from time to time to other ordinary course disputes that we do not believe to be material to our financial condition as of April 3, 2021.

Note 16: Shareholders’ Equity

Common Stock: Our Articles of Incorporation authorize 200,000,000 shares of common stock that may be issued from time to time having such rights, powers, preferences and designations as the Board of Directors may determine.  During the 13 weeks ended April 3, 2021 and March 28, 2020,  74,530 shares of common stock were granted and issued in lieu of professional services at a fair value of  $345. There were no similar transactions for the 13 weeks ended April 3, 2021.

As of April 3, 2021, and January 2, 2021, there were 2,403,410, and 1,829,982 shares, respectively, of common stock issued and outstanding.

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

The shares of Common Stock sold in the Offering were offered and sold by the Company pursuant to an effective shelf registration statement on Form S-3 (File No. 333-251645) (the “Registration Statement”), which was initially filed with the Securities and Exchange Commission on December 23, 2020 and was declared effective on December 29, 2020.

The representations, warranties and covenants contained in the Purchase Agreement were made solely for the benefit of the parties to the Purchase Agreement. In addition, such representations, warranties, and covenants (i) are intended as a way of allocating the risk between the parties to the Purchase Agreement and not as statements of fact, and (ii) may apply standards of materiality in a way that is different from what may be viewed as material by stockholders of, or other investors in, the Company. Accordingly, the Purchase Agreement incorporated by reference in this filing only to provide investors with information regarding the terms of the transaction, and not to provide investors with any other factual information regarding the Company. Stockholders should not rely on the representations, warranties, and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the Company or any of its subsidiaries or affiliates. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the Purchase Agreement, which subsequent information may or may not be fully reflected in public disclosures.

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

Stock options: The 2016 Plan, which replaces the 2011 Plan, authorizes the granting of awards in any of the following forms: (i) incentive stock options, (ii) nonqualified stock options, (iii) restricted stock awards, and (iv) restricted stock units, and expires on the earlier of October 28, 2026, or the date that all shares reserved under the 2016 Plan are issued or no longer available. The 2016 Plan provides for the issuance of up to 800,000 shares of common stock pursuant to awards granted under the 2016 Plan. The vesting period is determined by the Board of Directors at the time of the stock option grant. As of April 3, 2021, and January 2, 2021, 112,000 and  78,000 options were outstanding under the 2016 Plan, respectively.

Our 2011 Plan authorizes the granting of awards in any of the following forms: (i) stock options, (ii) stock appreciation rights, and (iii) other share-based awards, including but not limited to, restricted stock, restricted stock units or performance shares, and expires on the earlier of May 12, 2021, or the date that all shares reserved under the 2011 Plan are issued or no longer available.

As of April 3, 2021, and January 2, 2021, 30,500 and 35,900 options, respectively, were outstanding under the 2011 Plan. No additional awards will be granted under the 2011 Plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. 34,000 options were granted during the 13 weeks ended April 3, 2021.

Additional information relating to all outstanding options is as follows:

		Weighted Average	Aggregate	Weighted Average Remaining
	Options Outstanding	Exercise Price	Intrinsic Value	Contractual Life
Outstanding at December 28, 2019	44,400	$13.31	$—	3.0
Granted	74,000	3.84
Cancelled/expired	(4,500)	9.45
Outstanding at January 2, 2021	113,900	$11.97	$78	7.0
Granted	34,000	8.31
Cancelled/expired/forfeited	(5,400)	14.80
Balance at April 3, 2021	142,500	$10.69	$405	5.4

We recognized $109 and $31 share-based compensation expense related to option grants for the 13 weeks ended April 3, 2021 and March 28, 2020, respectively.

April 3, 2021 the Company has $201 of unrecognized share-based compensation expense (net of estimated forfeitures) associated with stock option awards which the company expects to recognize as share-based compensation expense through January 2022.

Warrants:

As of April 3, 2021, and January 2, 2021, there were 33,363 warrants outstanding to purchase 33,363 shares of common stock at a price of $3.40 per share which expire in November 2021.

Note 17: Income (loss) Per Share

Net income (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the applicable period. Basic weighted average common shares outstanding do not include shares of restricted stock that have not yet vested, although such shares are included as outstanding shares in the Company’s Consolidated Balance Sheet. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding and if dilutive, potential common shares outstanding during the period. Potential common shares consist of the additional common shares issuable in respect of restricted share awards, stock options and convertible preferred stock.

The following table presents the computation of basic and diluted net loss per share:

	For the Thirteen Weeks Ended
	April 3, 2021	March 28, 2020
Net income (loss)	$502	$(2,283)
Basic
Basic income (loss) per share	$0.26	$(1.33)
Weighted average common shares outstanding	1,922,673	1,711,883
Diluted
Diluted income (loss) per share	$0.24	$(1.33)
Weighted average common shares outstanding	2,070,036	1,711,883

Potentially dilutive securities totaling 28,500 and 111,763 were excluded from the calculation of diluted net loss per share for the 13 weeks ended April 3, 2021 and March 28, 2020, respectively, because the effects were anti-dilutive based on the application of the treasury stock method.

Note 18: Major Customers and Suppliers

For the 13 weeks ended April 3, 2021, one customer represented 19% of our total revenues. For the 13 weeks ended March 28, 2020, two customers represented a combined 32% of our total revenue.  As of April 3, 2021, one customer represented 16% of our total trade receivables. As of January 2, 2021, three customers represented more than 10% of our total trade receivables, for a total of 37% of our total trade receivables.

During the 13 weeks ended April 3, 2021 and March 28, 2020, we purchased appliances for resale from four suppliers. We have and are continuing to secure other vendors from which to purchase appliances. However, the curtailment or loss of one of these suppliers or any appliance supplier could adversely affect our operations.

Note 19: Defined Contribution Plan

We have a defined contribution salary deferral plan covering substantially all employees under Section 401(k) of the Internal Revenue Code. We contribute an amount equal to 10 cents for each dollar contributed by each employee up to a maximum of 5% of each employee’s compensation. We recognized expense for contributions to the plans of $nil and $9 for the 13 weeks ended April 3, 2021 and March 28, 2020, respectively.

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

The following tables present our segment information for the 13 weeks ended April 3, 2021 and March 28, 2020:

	Thirteen Weeks Ended
	April 3, 2021	March 28, 2020
Revenues
Biotechnology	$—	$—
Recycling	8,672	8,450
Technology	—	—
Total Revenues	$8,672	$8,450
Gross profit
Biotechnology	$—	$—
Recycling	1,421	1,474
Technology	—	—
Total Gross profit	$1,421	$1,474
Operating loss
Biotechnology	$(242)	$(343)
Recycling	(928)	(1,929)
Technology	(939)	(1,127)
Total Operating loss	$(2,109)	$(3,399)
Depreciation and amortization
Biotechnology	$—	$—
Recycling	108	80
Technology	937	937
Total Depreciation and amortization	$1,045	$1,017
Interest (income) expense, net
Biotechnology	$—	$—
Recycling	73	113
Technology	—	—
Total Interest expense, net	$73	$113
Net income (loss) before benefit from income taxes
Biotechnology	$(242)	$(343)
Recycling	1,639	(1,231)
Technology	(897)	(1,120)
Total Net income (loss) before benefit from income taxes	$500	$(2,694)

	As of April 3, 2021	As of January 2, 2021
Assets
Biotechnology	$—	$—
Recycling	14,289	10,614
Technology	13,016	13,737
Total Assets	$27,305	$24,351

Intangible assets
Biotechnology	$—	$—
Recycling	446	470
Technology	12,585	13,519
Total Intangible assets	$13,031	$13,989

Note 21: Related Parties

Tony Isaac, the Company’s Chief Executive Officer, is the father of Jon Isaac, President and Chief Executive Officer of Live Ventures Incorporated (“Live Ventures”) and managing member of ICG, a greater than  5% stockholder of the Company. Tony Isaac, Chief Executive Officer, Virland Johnson, Chief Financial Officer, and Richard Butler, Board of Directors member of the Company, are Board of Directors member, Chief Financial Officer, and Board of Directors member, respectively, of Live Ventures. The Company also shares certain executive, accounting and legal services with Live Ventures. The total services shared were $64 and $56 for the 13 weeks ended April 3, 2021 and March 28, 2020, respectively. Customer Connexx rents approximately 9,900 square feet of office space from Live Ventures in Las Vegas, Nevada. The total rent and common area expense were $50 and $44 for the 13 weeks ended April 3, 2021 and March 28, 2020, respectively.

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

Related Party Note

On August 28, 2019 (amended August 25, 2020), ARCA Recycling entered into and delivered to ICG a secured revolving line of credit promissory note, whereby ICG agreed to provide the ARCA Recycling with a $2,500 revolving credit facility (the “ICG Note”). The ICG Note matured on December 31, 2020. On March 30, 2021, ARCA Recycling entered into a Second Amendment and Waiver (the “Second Amendment”) to the ICG Note.  The Second Amendment extends the maturity date of the ICG Note from December 31, 2020 to August 18, 2020. The ICG Note bears interest at 8.75% per annum and provides for the payment of interest, monthly in arrears. ARCA Recycling will pay a loan fee of 2.0% on each borrowing made under the ICG Note. In connection with entering into the ICG Note, the Borrower also entered into a security agreement in favor of the Lender, pursuant to which ARCA Recycling granted a security interest in all of its assets to the Lender. The obligations of ARCA Recycling under the ICG Note are guaranteed by the Company. The foregoing transaction did not include the issuance of any shares of the Company’s common stock, warrants, or other derivative securities.  ICG is a record and beneficial owner of approximately 16% of the outstanding common stock of the Company. Jon Isaac is the manager and sole member of ICG, and the son of Tony Isaac, the Chief Executive Officer of JanOne and ARCA Recycling.  The foregoing description of the Second Amendment does not purport to be complete and is qualified in its entirety by reference to the complete text of the Amendment, a copy of which is attached hereto as Exhibit 10.3 and is incorporated herein by reference. The Lender is a stockholder of the Company. Jon Isaac is the manager and sole member of the Lender, and the son of Tony Isaac, the Chief Executive Officer of the Company and ARCA Recycling.

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

Note 23. Subsequent event

The Company evaluated subsequent events through May 17, 2021, noting no reportable events.

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

Forward-Looking and Cautionary Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. You can identify forward-looking statements because they contain words such as ‘‘believes,’’ ‘‘expects,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘seeks,’’ ‘‘approximately,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘estimates’’ or ‘‘anticipates’’ or similar expressions that concern our strategy, plans or intentions. Any statements we make relating to our future operations, performance and results, and anticipated liquidity are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those we expected. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-Q, are disclosed in “Item 1-Business, Item 1A – Risk Factors” of our Form 10-K. Some of the factors that we believe could affect our results include:

•	the continued effect on the U.S. economy of the coronavirus public health crisis;
•	our ability to secure additional financing to execute our biotechnology business plan;
•	our ability to obtain the marketing approval for SR TV1001, our initial drug product candidate;
•	the strength of energy conservation recycling programs;
•	our continued ability to purchase product from our suppliers at acceptable prices;
•	costs and expenses being realized at higher-than-expected levels;
•	our ability to secure an adequate supply of special-buy appliances for resale;
•	the ability to secure appliance recycling and replacement contracts with sponsors of energy efficiency programs;
•	the ability of customers to supply units under their recycling contracts with us;
•	the outcome of the sales and use tax examination in California; and
•	general economic conditions affecting consumer demand for appliances.

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

•	Technology: GeoTraq is in the process of developing technology to enable low cost, location-based products and services.

For the Thirteen Weeks Ended April 3, 2021 and March 28, 2020

Results of Operations

The following table sets forth certain statement of operations items and as a percentage of revenue, for the periods indicated:

	13 Weeks Ended		13 Weeks Ended
	April 3, 2021		March 28, 2020
Statement of Operations Data:
Revenue	$8,672	100.0%	$8,450	100.0%
Cost of revenue	7,251	83.6%	6,976	82.6%
Gross profit	1,421	16.4%	1,474	17.4%
Selling, general and administrative expense	3,530	40.7%	4,873	57.7%
Operating loss	(2,109)	-24.3%	(3,399)	-40.2%
Interest expense, net	(73)	-0.8%	(113)	-1.3%
Gain on Payroll Protection Program loan forgiveness	1,872	25.8%	—	—
Gain on settlement of vendor advance payments	810	57.0%	—	—
Other income	—	0.0%	818	9.7%
Net income (loss) before income taxes	500	5.8%	(2,694)	-31.9%
Benefit of income taxes	2	0.0%	411	4.9%
Net income (loss)	$502	5.8%	$(2,283)	-27.0%

The following tables set forth revenues for key product and service categories, percentages of total revenue and gross profits earned by key product and service categories and gross profit percent as compared to revenues for each key product category indicated:

	13 Weeks Ended		13 Weeks Ended
	April 3, 2021		March 28, 2020
	Net	Percent	Net	Percent
	Revenue	of Total	Revenue	of Total
Revenue
Recycling and Byproducts	$3,978	45.9%	$4,085	48.3%
Replacement Appliances	4,694	54.1%	4,365	51.7%
Total Revenue	$8,672	100.0%	$8,450	100.0%

	13 Weeks Ended		13 Weeks Ended
	April 3, 2021		March 28, 2020
	Gross	Gross	Gross	Gross
	Profit	Profit %	Profit	Profit %
Gross Profit
Recycling and Byproducts	(57)	-1.4%	80	2.0%
Replacement Appliances	1,478	31.5%	1,394	31.9%
Total Gross Profit	$1,421	16.4%	$1,474	17.4%

Revenue

Revenue remained constant for the 13 weeks ended April 3, 2021, as compared to the 13 weeks ended March 28, 2020. Replacement Appliance revenue increased slightly due to higher volumes from customers. Recycling and Byproducts revenue decreased slightly due to lower volumes from customers.

Cost of Revenue

Cost of revenue remained constant for the 13 weeks ended April 3, 2021, as compared to the 13 weeks ended March 28, 2020, proportionately with the increase in revenue described above.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased $1,343 or 28%, for the 13 weeks ended April 3, 2021, as compared to the 13 weeks ended March 28, 2020, due to decreased corporate activity and stock-based compensation.

Interest Expense, net

Interest expense, net decreased $40 for the 13 weeks ended April 3, 2021, as compared to the 13 weeks ended March 28, 2020 primarily due to the increase in related party debt.

Gain on Payroll Protection Program Loan Forgiveness

During the first quarter of fiscal 2021, the PPP Loan was forgiven which resulted in a gain of $1,872.  There were no similar transactions during the first quarter of fiscal 2020.

Gain on Settlement of Vendor Advance Payments

During the first quarter of fiscal 2021, a portion of the vendor advance payments were settled which resulted in a gain of $810.  There were no similar transactions during the first quarter of fiscal 2020.

Other Income

Other income of $818 for the 13 weeks ended March 28, 2020, was primarily attributable to an increase in gains on the litigation settlement received. There were no similar transactions for the 13 weeks ended April 3, 2021.

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

Operating loss by operating segment, is defined as loss before net interest expense, other income and expense, provision for income taxes.

	13 Weeks Ended April 3, 2021				13 Weeks Ended March 28, 2020
	Biotechnology	Recycling	Technology	Total	Biotechnology	Recycling	Technology	Total
Revenue	$—	$8,672	$—	$8,672	$—	$8,450	$—	$8,450
Cost of revenue	—	7,251	—	7,251	—	6,976	—	6,976
Gross profit	—	1,421	—	1,421	—	1,474	—	1,474
Selling, general and administrative expense	242	2,349	939	3,530	343	3,403	1,127	4,873
Operating loss	$(242)	$(928)	$(939)	$(2,109)	$(343)	$(1,929)	$(1,127)	$(3,399)

Biotechnology Segment

Our biotechnology segment incurred expenses of $242 and $343 related to employee costs and professional services related to research for the 13 weeks ended April 3, 2021 and March 28, 2020.

Recycling Segment

The recycling segment consists of ARCA Recycling, Customer Connexx, and ARCA Canada. Revenue for the 13 weeks ended April 3, 2021, remained constant as compared to the prior year period. Replacement Appliance revenue increased slightly due to higher volumes from customers. Recycling and Byproducts revenue decreased slightly due to lower volumes from customers.

Cost of revenue for the 13 weeks ended April 3, 2021, remained constant as compared to the prior year period, proportionately with revenue as described.

Operating loss for the 13 weeks ended April 3, 2021, decreased $1,001 or 52% as compared to the prior year period. This represents a decrease in selling, general and administrative expense of $1,054.

Technology Segment

The technology segment consists of GeoTraq. Results for the 13 weeks ended April 3, 2021 include a loss of $939 which was a decrease of $188 compared to the 13 weeks ended March 28, 2020 loss of $1,127. The loss represents intangible asset amortization expense and other selling general and administrative expense for each period.

Liquidity and Capital Resources

Overview

As of April 3, 2021, we had total cash on hand of $5,060. As we continue to prepare to begin late-stage clinical development with our pharmaceutical product, JAN101, and potentially pursue strategic transactions to expand and grow our business, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

In December 2019, the 2019 novel coronavirus (COVID-19) surfaced in Wuhan, China. The World Health Organization declared a global emergency on January 30, 2020, and most countries have initiated travel restrictions limiting travel to other countries and lock-downs within their borders.  While various vaccines have recently been introduced into the marketplace, the impacts of variant strains of the COVID-19 virus are still unknown.  The widespread health crisis has adversely affected the global economy, resulting in an economic downturn that could impact demand for our products.  To date, the outbreak had a material adverse impact on our operations. For example, several customers in our appliance recycling and appliance replacement business have previously suspended our ability to pick up and or replace their customers’ appliances resulting in decreased revenues for both recycling and replacement business.  The future impact of the outbreak is highly uncertain and cannot be predicted and there is no assurance that the outbreak will not have another material adverse impact on the future results of the Company. The extent of the impact, if any, will depend on future developments, including actions taken to contain the coronavirus. A key task for the Company in 2021 is to begin late-stage clinical development with its pharmaceutical product, JAN101.  However, the COVID-19 pandemic significantly impacted clinical trials in 2020, delaying recruitment in most non-COVID-19 clinical trials and even eliminating recruitment in some trials.  While clinical sites have largely resumed conducting non-COVID-19 clinical trials, the backlog of subjects may adversely affect our ability to recruit for its trial, leading to longer and more expensive trials.  In addition, the unknown effectiveness of the COVID-19 vaccines, particularly concerning variant strains of COVID-19, could lead to clinical sites terminating patient recruitment again during the course of the study.

On May 1, 2020, the Company entered into a promissory note (the “Promissory Note”) with Texas Capital Bank, N.A. that provides for a loan in the amount of $1,872 (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP Loan matures on April 27, 2022 and bears interest at a rate of 1.0% per annum. Monthly amortized principal and interest payments are deferred for six months after the date of disbursement. The Promissory Note contains events of default and other provisions customary for a loan of this type. The Paycheck Protection Program provides that the use of PPP Loan amount shall be limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. The PPP Loan was forgiven during the first fiscal quarter of 2021.

As of the period ending September 26, 2020, the Company received advance payments authorized by the California Public Utilities Commission and processed through two California utilities for the purposes of sustaining the workforce during the COVID 19 pandemic shutdown. The use of these funds was limited to labor and labor benefits for impacted employees. Portions of these advances are forgivable if certain conditions are met the specifics which have not been finalized.  Advance payments that are not forgiven will need to be paid back in full by December 31, 2021. Total funding received under this program as of September 26, 2020 amounted to $1,168. As of April 3, 2021, $952 was forgiven, leaving a balance remaining of $216.

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

Cash Flows

During the 13 weeks ended April 3, 2021, cash used in operations was $342, compared to cash provided by operations of $696 during the 13 weeks ended March 28, 2020. The decrease in cash provided by operations was primarily due to results of operations, as discussed above.

Cash used in investing activities was $346 and $64 for the 13 weeks ended April 3, 2021 and the 13 weeks ended March 28, 2020, respectively, primarily related to purchases of property and equipment  and intangibles.

Cash provided by financing activities was $5,411 for the 13 weeks ended April 3, 2021 was primarily due to net proceeds of $5,544 from an equity financing. Cash used in financing activities was $280 for the 13 weeks ended March 28, 2020 was related payments on debt obligations.

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

We acknowledge that we continue to face a challenging competitive environment as we continue to focus on our overall profitability, including managing expenses. We reported a net income of $502 and net loss of $2,283 for the 13 weeks ended April 3, 2021 and March 28, 2020, respectively. In addition, the Company has total current assets of $10,515 and total current liabilities $17,455 resulting in a net negative working capital of $6,940.

Based on the above, management has concluded that the Company is not aware and did not identify any other conditions or events that would cause the Company to not be able to continue business as a going concern for the next twelve months

Future Sources of Cash; New Acquisitions, Products and Services

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure control and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of April 3, 2021, the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended April 3, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of April 3, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 regarding Internal Control – Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting was not effective as of April 3, 2021.

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

PART II. Other Information

Item 1. Legal Proceedings

The information in response to this item is included in Note 15, Commitments and Contingencies, to the Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of funds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Index to Exhibits

Exhibit Number		Exhibit Description	Form	File Number	Exhibit Number	Filing Date

2.1		Asset Purchase Agreement among JanOne Inc., ARCA Recycling, Inc., and Customer Connexx LLC, on the one hand, and ARCA Affiliated Holdings Corporation, ARCA Services Inc., and Connexx Services Inc., on the other hand, dated February 19, 2021	8-K	0-19621	10.1	02/25/2021

3.1		Articles of Incorporation of Appliance Recycling Centers of America, Inc.	8-K	0-19621	3.3	03/13/2018

3.2		Articles of Conversion	8-K	0-19621	3.1	03/13/2018

3.3		Articles of Conversion	8-K	0-19621	3.2	03/13/2018

3.4		Certificate of Correction	10-Q	0-19621	3.1	08/14/2018

3.5		Certificate of Change	8-K	0-19621	3.1	04/22/2019

3.6		Certificate of Correction	8-K	0-19621	3.7	06/24/2019

3.7		Certificate of Designation of Powers, Preferences, and Rights of Series A-1 Convertible Preferred Stock of JanOne Inc. (formerly known as Appliance Recycling Centers of America, Inc.)	8-K	0-19621	3.8	06/24/2019

3.8		Amended and Restated Certificate of Designation of the Preferences, Rights, and Limitations of the Series A-1 Convertible Preferred Stock of JanOne Inc., dated October 1, 2020	8-K	0-19621	3.8(a)	10/02/2020

3.9		Second Amended and Restated Certificate of Designation of the Preferences, Rights, and Limitations of the Series A-1 Convertible Preferred Stock of JanOne Inc., dated April 13, 2021	8-K	0-19621	3.8(b)	04/16/2021

3.10		Articles of Merger for JanOne Inc. into Appliance Recycling Centers of America, Inc., filed with the Secretary of the State of Nevada on September 9, 2019, and effective on September 10, 2019	8-K	0-19621	3.10	09/13/2019
3.10		Bylaws of Appliance Recycling Centers of America, Inc.	8-K	0-19621	3.4	03/13/2018

3.11		First Amendment to Bylaws of Appliance Recycling Centers of America, Inc.	8-K	0-19621	3.1	12/31/2018

10.1		Master Equipment Finance Agreement dated as of March 25, 2021 between KLC Financial, Inc. and ARCA Recycling, Inc.	10-K	0-19621	10.20	03/30/2021

10.2	*	Addendum to Master Equipment Finance Agreement dated as of April 14, 2021 between KLC Financial, LLC and ARCA Recycling, Inc.

10.3		Second Amendment and Waiver to Secured Line of Credit Promissory Note dated March 30, 2021 between ARCA Recycling, Inc. and Isaac Capital Group, LLC	10-K	0-19621	10.12	03/30/2021

10.4		Securities Purchase Agreement dated January 29, 2021 by and between JanOne Inc. and the purchasers listed therein.	8-K	0-19621	10.1	01/29/2021

31.1	*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Ex. 101.INS	*	XBRL Instance Document

Ex. 101.SCH	*	XBRL Taxonomy Extension Schema Document

Ex. 101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

Ex. 101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

Ex. 101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

Ex. 101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

JanOne Inc.
(Registrant)

Date:	May 17, 2021	By:	/s/ Tony Isaac
Tony Isaac
Chief Executive Officer
(Principal Executive Officer)

Date:	May 17, 2021	By:	/s/ Virland A. Johnson
Virland A. Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)