Form 10-Q
period 2021-07-03
JanOne Inc.
filed 2021-08-16
CIK 862861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 3, 2021

or

 Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   ☒ Yes   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer		Accelerated filer	
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes   ☒ No

As of August 10, 2021, there were 2,407,410 outstanding shares of the registrant’s common stock, with a par value of $0.001.

JANONE INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

JANONE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	July 3, 2021	January 2, 2021
	(Unaudited)
Assets
Cash and cash equivalents	$3,710	$379
Trade and other receivables, net	3,804	3,600
Income taxes receivable	23	196
Inventories	1,327	1,630
Prepaid expenses and other current assets	1,026	1,136
Total current assets	9,890	6,941
Property and equipment, net	2,111	732
Right to use asset - operating leases	3,139	2,458
Intangible assets, net	12,043	13,989
Deposits and other assets	273	231
Total assets	$27,456	$24,351
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$6,025	$4,701
Accrued liabilities - other	5,073	4,888
Accrued liability - California Sales Taxes	5,895	5,769
Lease obligation short term - operating leases	1,333	1,197
Short term debt	85	3,042
Current portion of note payable	252	—
Related party note	1,000	1,000
Total current liabilities	19,663	20,597
Lease obligation long term - operating leases	1,902	1,388
Note payable	1,443	—
Other noncurrent liabilities	850	—
Total liabilities	23,858	21,985
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, series A-1 - par value $0.001 per share 2,000,000 authorized, 259,729 shares issued and outstanding at July 3, 2021 and January 2, 2021, respectively	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 2,407,410 and 1,829,982 shares issued and outstanding at July 3, 2021 and at January 2, 2021, respectively	2	2
Additional paid in capital	45,620	39,869
Accumulated other comprehensive loss	(630)	(588)
Accumulated deficit	(41,394)	(36,917)
Total stockholders' equity	3,598	2,366
Total liabilities and stockholders' equity	$27,456	$24,351

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JANONE INC.

CONDENSED CON SOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(Dollars in thousands, except per share)

	For the Thirteen Weeks Ended		For the Twenty Six Weeks Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Revenues	$8,606	$4,007	$17,278	$12,457
Cost of revenues	6,863	2,962	14,114	9,938
Gross profit	1,743	1,045	3,164	2,519
Operating expenses:
Selling, general and administrative expenses	4,595	3,363	8,125	8,236
Operating loss	(2,852)	(2,318)	(4,961)	(5,717)
Other income (expense):
Interest expense, net	(125)	(54)	(198)	(167)
Gain on Payroll Protection Program loan forgiveness	—	—	1,872	—
Gain on settlement of vendor advance payments	131	—	941	—
Loss on litigation settlement	(1,950)	—	(1,950)	—
Other income (expense), net	22	(8)	22	810
Total other income (expense), net	(1,922)	(62)	687	643
Loss from operations before benefit from income taxes	(4,774)	(2,380)	(4,274)	(5,074)
Income tax benefit (expense)	(205)	(62)	(203)	349
Net loss	$(4,979)	$(2,442)	$(4,477)	$(4,725)
Dividends declared - Series A-1 preferred stock	$—	$—	$—	$—
Dividends declared - Common stock	$—	$—	$—	$—
Loss per share:
Basic loss per share	$(2.07)	$(1.22)	$(1.94)	$(2.41)
Diluted loss per share	$(2.07)	$(1.22)	$(1.94)	$(2.41)
Weighted average common shares outstanding:
Basic	2,405,410	1,993,578	2,312,024	1,961,210
Diluted	2,405,410	1,993,578	2,312,024	1,961,210
Net loss	$(4,979)	$(2,442)	$(4,477)	$(4,725)
Other comprehensive loss, net of tax:
Effect of foreign currency translation adjustments	—	(34)	(42)	(28)
Total other comprehensive loss, net of tax	—	(34)	(42)	(28)
Comprehensive income loss	$(4,979)	$(2,476)	$(4,519)	$(4,753)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JANONE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Twenty Six Weeks Ended
	July 3, 2021	June 27, 2020
OPERATING ACTIVITIES:
Net loss	$(4,477)	$(4,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,090	2,044
Amortization of debt issuance costs	—	20
Stock based compensation expense	180	511
Gain on Payroll Protection Program loan forgiveness	(1,872)	—
Gain on settlement of vendor advance payments	(941)	—
Change in deferred income taxes	—	(473)
Other	(123)	29
Changes in assets and liabilities:
Accounts receivable	(204)	3,304
Income taxes receivable	173	33
Prepaid expenses and other current assets	110	(489)
Inventories	303	(481)
Right of use assets	(681)	102
Lease liability	650	—
Accounts payable and accrued expenses	2,485	(1,497)
Net cash used in operating activities	(2,307)	(1,622)
INVESTING ACTIVITIES:
Purchases of property and equipment	(1,458)	(21)
Purchases of intangibles	(65)	(114)
Net cash used in investing activities	(1,523)	(135)
FINANCING ACTIVITIES:
Proceeds from issuance of short term debt	—	3,469
Proceeds from equity financing, net	5,544	—
Proceeds from stock option exercise	27	—
Proceeds from note payable	1,835	—
Payment on note payable	(59)
Payment on related party note	—	(1,000)
Payments on short term notes payable	(144)	(280)
Net cash provided by financing activities	7,203	2,189
Effect of changes in exchange rate on cash and cash equivalents	(42)	(30)
INCREASE IN CASH AND CASH EQUIVALENTS	3,331	402
CASH AND CASH EQUIVALENTS, beginning of period	379	481
CASH AND CASH EQUIVALENTS, end of period	$3,710	$883
Supplemental cash flow disclosures:
Interest paid	$84	$103
Income taxes paid	28	—
Right to use asset - operating leases capitalized	1,244	930

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JANONE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(Dollars in thousands)

	Series A-1 Preferred		Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Equity
Balance, January 2, 2021	259,729	$—	1,829,982	$2	$39,869	$(36,917)	$(588)	$2,366
Shares issued	—	—	571,428	—	5,544	—	—	5,544
Share based compensation	—	—	—	—	180	—	—	180
Stock option exercise	—	—	6,000	—	27	—	—	27
Other comprehensive loss	—	—	—	—	—	—	(42)	(42)
Net loss	—	—	—	—	—	(4,477)	—	(4,477)
Balance, July 3, 2021	259,729	$—	2,407,410	$2	$45,620	$(41,394)	$(630)	$3,598

	Series A-1 Preferred		Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Equity
Balance, December 28, 2019	259,729	$—	1,919,048	$2	$39,291	$(28,419)	$(533)	$10,341
Share based compensation	—	—	74,530	—	511	—	—	511
Other comprehensive loss	—	—	—	—	—	—	(28)	(28)
Net loss	—	—	—	—	—	(4,725)	—	(4,725)
Balance, June 27, 2020	259,729	$—	1,993,578	$2	$39,802	$(33,144)	$(561)	$6,099

	Series A-1 Preferred		Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Equity
Balance, April 3, 2021	259,729	$—	2,403,410	$2	$45,533	$(36,415)	$(630)	$8,490
Share based compensation	—	—	—	—	71	—	—	71
Stock option exercise	—	—	4,000	—	16	—	—	16
Net loss	—	—	—	—	—	(4,979)	—	(4,979)
Balance, July 3, 2021	259,729	$—	2,407,410	$2	$45,620	$(41,394)	$(630)	$3,598

	Series A-1 Preferred		Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Equity
Balance, March 28, 2020	259,729	$—	1,993,578	$2	$39,667	$(30,702)	$(527)	$8,440
Share based compensation	—	—	—	—	135	—	—	135
Other comprehensive loss	—	—	—	—	—	—	(34)	(34)
Net loss	—	—	—	—	—	(2,442)	—	(2,442)
Balance, June 27, 2020	259,729	$—	1,993,578	$2	$39,802	$(33,144)	$(561)	$6,099

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

Going concern

We currently face a challenging competitive environment and are focused on improving our overall profitability, which includes managing expenses. We reported a net loss of $4,979 and $2,442 in for the 13 weeks ended July 3, 2021 and June 27, 2020, respectively, and $4,477 and $4,725 for the 26 weeks ended July 3, 2021 and June 27, 2020, respectively. In addition, as of July 3, 2021 the Company has total current assets of $9,890 and total current liabilities $19,663 resulting in a net negative working capital of $9,773.

The Company has available cash balances and funds available under an accounts receivable factoring program with Prestige Capital Finance, LLC (“Prestige Capital”) to provide sufficient liquidity to fund the entity’s operations and remodeling activities for at least the next twelve months. The Company expects to generate cash from operations for the remainder of fiscal year 2021 given its cost cutting measures in response to the revenue reductions resulting from the Coronavirus. However, depending on the U.S.’ continued restrictions related to the coronavirus public health crisis, the Company cannot be certain its efforts will suffice. The agreement with Prestige Capital allows the Company to get advance funding of 80% of an unpaid customer’s invoice amount within 2 days and the balance less a mutually agreed upon fee upon ultimate collection in cash of the invoice. The Company expects that it will be able to utilize the available funds under the accounts receivable factoring agreement to provide liquidity and to pursue acquisitions and other strategic transactions to expand and grow the business to enhance shareholder value. Management also regularly monitors capital market conditions to ensure no other conditions or events exist that may materially affect the Company’s financial conditions and liquidity and the Company may raise additional funds through borrowings or public or private sales of debt or equity securities, if necessary.

Based on the above, management has concluded that at July 3, 2021 the Company is not aware and did not identify any other conditions or events that would cause the Company to not be able to continue business as a going concern for the next twelve months.

Coronavirus

In December 2019, the 2019 novel coronavirus (COVID-19) surfaced in Wuhan, China. The World Health Organization declared a global emergency on January 30, 2020, and most countries have initiated travel restrictions limiting travel to other countries and lock-downs within their borders.  While various vaccines have recently been introduced into the marketplace, the impacts of variant strains of the COVID-19 virus are still unknown. The widespread health crisis has adversely affected the global economy, resulting in an economic downturn that could impact demand for our products.  To date, the outbreak had a material adverse impact on our operations. For example, several customers in our appliance recycling and appliance replacement business have previously suspended our ability to pick up and or replace their customers’ appliances resulting in decreased revenues for both recycling and replacement business.  The future impact of the outbreak is highly uncertain and cannot be predicted and there is no assurance that the outbreak will not have another material adverse impact on the future results of the Company. The extent of the impact, if any, will depend on future developments, including actions taken to contain the coronavirus.  A key task for the Company in 2021 is to begin late-stage clinical development with its pharmaceutical product, JAN101.  However, the COVID-19 pandemic significantly impacted clinical trials in 2020 and 2021, delaying recruitment in most non-COVID-19 clinical trials and even eliminating recruitment in some trials.  While clinical sites have largely resumed conducting non-COVID-19 clinical trials, the backlog of subjects may adversely affect our ability to recruit for its trial, leading to longer and more expensive trials.  In addition, the unknown effectiveness of the COVID-19 vaccines, particularly concerning variant strains of COVID-19, could lead to clinical sites terminating patient recruitment again during the course of the study.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumption that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Financial Instruments

Financial instruments consist primarily of cash equivalents, trade and other receivables, notes receivable, and obligations under accounts payable, accrued expenses and notes payable. The carrying amounts of cash equivalents, trade receivables and other receivables, accounts payable, accrued expenses and short-term notes payable approximate fair value because of the short maturity of these instruments. The fair value of the long-term debt is calculated based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements, unless quoted market prices were available (Level 2 inputs). The carrying amounts of short-term debt at July 3, 2021 and January 2, 2021 approximate fair value.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase. Fair value of cash equivalents approximates carrying value.

Trade Receivables and Allowance for Doubtful Accounts

We carry unsecured trade receivables at the original invoice amount less an estimate made for doubtful accounts based on a monthly review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. We write off trade receivables when we deem them uncollectible. We record recoveries of trade receivables previously written off when we receive them. We consider a trade receivable to be past due if any portion of the receivable balance is outstanding for more than ninety days. We do not charge interest on past due receivables.  The Company does not have an allowance for doubtful accounts as of July 3, 2021 or January 2, 2021.

Inventories

Inventories, consisting primarily of appliances, are stated at the lower of cost, determined on a specific identification basis, or net realizable value. We provide estimated provisions for the obsolescence of our appliance inventories, including adjustment to market, based on various factors, including the age of such inventory and our management’s assessment of the need for such provisions. We look at historical inventory aging reports and margin analyses in determining our provision estimate. A revised cost basis is used once a provision for obsolescence is recorded. The Company does not have a reserve for excess or obsolete inventory at July 3, 2021 or January 2, 2021.

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

There was no impairment of intangibles as of July 3, 2021 or January 2, 2021 based on the intangible asset impairment review performed as of those dates.

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

As part of our assessment of each contract, the Company evaluates certain factors including the customer’s ability to pay, or credit risk. For each contract, the Company considers the promise to transfer products or services, each of which is distinct, to be the identified performance obligations. In determining the transaction price, the price stated on the contract is typically fixed and represents the net consideration to which the Company expects to be entitled per order, and therefore there is no variable consideration. As the Company’s standard payment terms are less than 90 days, the Company has elected, as a practical expedient, to not assess whether a contract has a significant financing component. The Company allocates the transaction price to each distinct product or service based on its relative standalone selling price. The product or service price as specified on the contract is considered the standalone selling price as it is an observable source that depicts the price as if sold to a similar customer in similar circumstances.

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

Assets Recognized from Costs to Obtain a Contract with a Customer

We recognize an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. We have concluded that no material costs have been incurred to obtain and fulfill our FASB Accounting Standards Codification, or ASC 606 contracts, meet the capitalization criteria, and as such, there are no material costs deferred and recognized as assets on the consolidated balance sheet at July 3, 2021 or January 2, 2021.

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

The majority of revenue recognized is derived from contracts with customers.

Technology Revenue

We currently are not generating any revenue from our Technology segment.

Shipping and Handling

The Company classifies shipping and handling charged to customers as revenues and classifies costs relating to shipping and handling as cost of revenues.

Advertising Expense

Advertising expense is charged to operations as incurred. Advertising expense totaled $nil and $31 for the 13 weeks ended July 3, 2021 and June 27, 2020, respectively, and $nil and $122 for the 26 weeks ended July 3, 2021 and June 27, 2020, respectively.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. The asset and liability method requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between tax bases and financial reporting bases of the Company's assets and liabilities. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided on deferred taxes if it is determined that it is more likely than not that the asset will not be realized. The Company recognizes penalties and interest accrued related to income tax liabilities in the provision for income taxes in its Condensed Consolidated Statements of Operations and Other Comprehensive Loss.

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

Stock-Based Compensation

The Company from time to time grants stock awards, restricted stock awards, and options to employees (including executives), non-employees, and members of the Board of Directors. Such awards are valued based on the grant date fair-value of the instruments, net of estimated forfeitures. The value of each award is recognized over the vesting period.

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

Concentration of Credit Risk

The Company maintains cash balances at several banks in several states including, California, Minnesota, and Nevada. Accounts are insured by the Federal Deposit Insurance Corporation up to $250 per institution as of July 3, 2021. At times, balances may exceed federally insured limits.

Note 3: Trade and other receivables

	July 3, 2021	January 2, 2021
Trade receivables, net	$4,454	$4,174
Factored accounts receivable	(960)	(891)
Prestige Capital reserve receivable	148	162
Other receivables	162	155
Trade and other receivables, net	$3,804	$3,600

Trade accounts receivable	$2,889	$2,698
Un-billed trade receivables	1,565	1,476
Total trade receivables, net	$4,454	$4,174

Note 4: Inventory

Appliances held for sale are stated at the lower of cost, determined on a specific identification basis, or net realizable value. Inventory raw material - chips, are stated at the lower of average cost or net realizable value. Total inventory consists of the following as of July 3, 2021 and January 2, 2021:

	July 3, 2021	January 2, 2021
Appliances held for resale	$1,222	$1,430
Inventory - raw material - chips	105	200
Total inventory	$1,327	$1,630

We provide estimated provisions for the obsolescence of inventories, including adjustments to net realizable value, based on various factors, including the age of such inventory and our management’s assessment of the need for such provisions. We review historical inventory aging reports and margin analyses in determining our provision estimate. A revised cost basis is used once a provision for obsolescence is recorded. At July 3, 2021 and January 2, 2021, we do not have an inventory reserve.

Note 5: Prepaids and other current assets

Prepaids and other current assets as of July 3, 2021 and January 2, 2021 consist of the following:

	July 3, 2021	January 2, 2021
Prepaid insurance	$134	$371
Prepaid rent	174	95
Prepaid purchase orders	—	366
Prepaid other	718	304
Total prepaid expenses and other current assets	$1,026	$1,136

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

Between March 31, 2018 and April 24, 2018, the Purchaser and the Company negotiated in good faith the method of payment of the remaining outstanding balance of the Purchase Price. On April 25, 2018, the Purchaser delivered to the Company a promissory note (the “ApplianceSmart Note”) in the original principal amount of $3,919 (the “Original Principal Amount”), as such amount may be adjusted per the terms of the ApplianceSmart Note. The ApplianceSmart Note is effective as of April 1, 2018 and matured on April 1, 2021 (the “Maturity Date”). The ApplianceSmart Note bears interest at 5% per annum with interest and principal payable at the Maturity Date. ApplianceSmart provided the Company a guaranty of repayment of the ApplianceSmart Note. The remaining $2,581 of the Purchase

Price was paid in cash by the Purchaser to the Company. The Purchaser may reborrow funds, and pay interest on such re-borrowings, from the Company up to the Original Principal Amount.

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

On December 9, 2019, ApplianceSmart filed a voluntary petition in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of Title 11 of the United States Code. As a result, the Company has recorded an impairment charge of $2,992 for the amount owed by ApplianceSmart to the Company as of December 28, 2019. The outstanding balance of the ApplianceSmart Note at July 3, 2021 and January 2, 2021 was $2,992 and $2,992, respectively, exclusive of the impairment charges.

Note 7: Property and Equipment

Property and equipment as of July 3, 2021 and January 2, 2021 consist of the following:

	Useful Life (Years)	July 3, 2021	January 2, 2021
Buildings and improvements	3-30	$80	$75
Equipment	3-15	2,592	2,528
Projects under construction		1,776	387
Property and equipment		4,448	2,990
Less accumulated depreciation and amortization		(2,337)	(2,258)
Total property and equipment, net		$2,111	$732

Depreciation expense was $41 and $22 for the 13 weeks ended July 3, 2021 and June 27, 2020, respectively. Depreciation expense was $79 and $41 for the 26 weeks ended July 3, 2021 and June 27, 2020, respectively.

Equipment Financing Agreement

On March 25, 2021, ARCA Recycling entered into a Master Equipment Finance Agreement (collectively, the “Equipment Finance Agreement”) with KLC Financial, Inc.  (“KLC”). Under the terms of the Equipment Finance Agreement, KLC has agreed to make loans to ARCA Recycling secured by certain equipment purchased or to be purchased by ARCA Recycling on terms set forth or to be set forth in schedules to the Equipment Finance Agreement.  Under the terms of Schedule No. 01 (the “Initial Loan”), KLC has agreed to loan ARCA Recycling approximately $1,800 secured by existing equipment of and new equipment to be purchased by ARCA Recycling.  ARCA Recycling will make monthly payments of $31, inclusive of principal and interest, over a period of five years, at which time it is intended that the Initial Loan will be repaid in full.  The Initial Loan bears interest at 7.59%  per annum.  KLC will have a first priority security interest over, among other things, all equipment identified in the schedules. The Initial Loan is guaranteed by Virland Johnson, the Chief Financial Officer of JanOne and Chief Financial Officer and Secretary of ARCA Recycling.  The Equipment Finance Agreement contains customary affirmative and negative covenants, representations and warranties, and events of default for transactions of this nature.

Note 8: Intangible Assets

Intangible assets as of July 3, 2021 and January 2, 2021 consist of the following:

	July 3, 2021	January 2, 2021
Intangible assets GeoTraq, net	$26,096	$26,096
Patent and domains	23	23
Computer software	4,559	4,494
Intangible assets	30,678	30,613
Less accumulated amortization	(18,635)	(16,624)
Total intangible assets	$12,043	$13,989

The useful life and amortization period of the GeoTraq intangible acquired is seven years from the acquisition date of August 18, 2017. Intangible amortization expense was $1,004 and $1,005 for the 13 weeks ended July 3, 2021 and June 27, 2020, respectively. Intangible amortization expense was $2,011 and $2,003 for the 26 weeks ended July 3, 2021 and June 27, 2020, respectively.

Note 9: Deposits and other assets

Deposits and other assets as of July 3, 2021 and January 2, 2021 consist of the following:

	July 3, 2021	January 2, 2021
Deposits	$217	$169
Other	56	62
Total deposits and other assets	$273	$231

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

Total present value of lease payments as of July 3, 2021:

Remainder 2021	$1,498
2022	917
2023	671
2024	356
2025	179
2026	15
Total	3,636
Less Interest	(401)
Present Value of Payments	$3,235

During the 26 weeks ended July 3, 2021 and June 27, 2020, $650 and $546, respectively, was included in operating cash flow for amounts paid for operating leases.

Additionally, we obtained right-of-use assets in exchange for lease liabilities of approximately $1,244 upon commencement of new and renewed operating leases during the 26 weeks ended July 3, 2021. The weighted average lease term for operating leases is 3.0 years and the weighted average discount rate is 8%.

Note 11: Accrued Liabilities

Accrued liabilities as of July 3, 2021 and January 2, 2021 consist of the following:

	July 3, 2021	January 2, 2021
Compensation and benefits	$669	$604
Contract liability	201	292
Accrued incentive and rebate checks	1,144	1,220
Accrued transportation costs*	745	662
Accrued guarantees	767	767
Accrued purchase orders	—	177
Accrued taxes	498	299
Accrued litigation settlement	680	—
Other	369	867
Total accrued expenses	$5,073	$4,888

*Accrued transportation costs are related to delayed billing from certain vendors.

Contract liabilities rollforward

The following table summarizes the contract liability activity for the 13 weeks ended July 3, 2021:

Beginning balance, January 2, 2021	$292
Accrued	165
Settled	(256)
Ending balance, July 3, 2021	$201

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

As of July 3, 2021, and January 2, 2021, our accrued liability for California sales tax was $5,895 and $5,769, respectively.

Note 13: Income Taxes

Our overall effective tax rate was 4.7% for the 26 weeks ended July 3, 2021, and we recorded a tax provision expense of $203 against a pre-provision loss of $4,274. Our overall effective tax rate was 6.9% for the 26 weeks ended June 27, 2020, and we had a tax benefit of $349 against a pre-provision loss of $5,074. The effective tax rates and related provisional tax amounts vary from the U.S. federal statutory rate due to state taxes, foreign taxes, share-based compensation, valuation allowance, and certain non-deductible expenses.

We regularly evaluate both positive and negative evidence related to retaining a valuation allowance against certain deferred tax assets. The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. We have concluded based on the weight of evidence that a valuation allowance should be maintained against deferred tax assets that we do not expect to utilize in the near future. The Company continues to have a full valuation allowance against its Canadian operations.

Note 14: Short Term Debt

Short term debt and other financing obligations as of July 3, 2021 and January 2, 2021, consist of the following:

	July 3, 2021	January 2, 2021
AFCO Finance	$—	$144
Payroll protection program	—	1,872
Vendor advance payments	85	1,026
Total short term debt	$85	$3,042

AFCO Finance

We enter into a financing agreement with AFCO Credit Corporation (“AFCO”) purchased through Marsh Insurance on an annual basis to fund the annual premiums on insurance policies due June 1 of each year. These policies relate to workers’ compensation and various liability policies including, but not limited to, General, Auto, Umbrella, Property, and Directors’ and Officers’ insurance. The total amount of the premiums financed during June 2020 was $429 with an interest rate of 3.3%. An initial down payment of $143 was due before July 1, 2020 with additional monthly payments of: $48 made beginning July 1, 2020.

The outstanding principal due AFCO at July 3, 2021 and January 2, 2021 was $nil and $144, respectively.

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

Customer Advance Payments

As of the period ending June 27, 2020, the Company received advance payments authorized by the California Public Utilities Commission and processed through two California utilities for the purposes of sustaining the workforce during the COVID-19 pandemic shutdown. The use of these funds was limited to labor and labor benefits for impacted employees. Portions of these advances are forgivable if certain conditions are met the specifics which have not been finalized.  Advance payments that are not forgiven will need to be paid back in full by December 31, 2021. Total funding received under this program as of September 2020 amounted to $1,168. As of July 3, 2021, $1,083 was settled, leaving a balance of $85.

Note 15: Commitments and Contingencies

Litigation

SEC Complaint

On August 2, 2021, the U.S. Securities and Exchange Commission (“SEC”) filed a civil complaint (the “SEC Complaint”) in the United States District Court for the District of Nevada naming the Company and one of its executive officers, Virland Johnson, the Company's Chief Financial Officer, as defendants (collectively, the "Defendants").

The SEC Complaint alleges financial, disclosure and reporting violations against the Company and the executive officer under Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5. The SEC Complaint also alleges various claims against the executive officer under Sections 13(a), 13(b)(2)(A), 13(b)(2)(B) and 13(b)(5) of the Exchange Act and Rules 12b-20, 13a-1, 13a-13, 13a-14, 13b2-1, and 13b2-2. The SEC seeks permanent injunctions and civil penalties against the Defendants, and an officer-and-director bar against the executive officer. The foregoing is only a general summary of the SEC Complaint, which may be accessed on the SEC’s website at https://www.sec.gov/litigation/litreleases/2021/lr25155.htm.

The Defendants strongly dispute and deny the allegations and intend to vigorously defend against the claims.

Skybridge

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

AMTIM Capital

AMTIM Capital, Inc. (“AMTIM”) acts as the Company’s representative to market our recycling services in Canada under an arrangement that pays AMTIM for revenues generated by recycling services in Canada as set forth in the agreement between the parties. A dispute has arisen between AMTIM and the Company with respect to the calculation of amounts due to AMTIM pursuant to the agreement. In a lawsuit filed in the province of Ontario, AMTIM claims a discrepancy in the calculation of fees due to AMTIM by the Company of approximately $2,000. Although the outcome of this claim is uncertain, the Company believes that no further amounts are due under the terms of the agreement and that we will continue to defend our position relative to this lawsuit.  Trial is currently scheduled for Fall 2021.

GeoTraq

On or about April 9, 2021, GeoTraq, Gregg Sullivan, Tony Isaac, and we, among others, resolved all of their claims that related to, among other items, our acquisition of GeoTraq in August 2017, all post-acquisition activities, and Mr. Sullivan’s post-acquisition employment relationship with GeoTraq (all of such claims, the “GeoTraq Matters”).  The resolution was effectuated through the parties’ execution and delivery of a Settlement Agreement and Mutual Agreement of Claims (the “GeoTraq Settlement Agreement”).

Under the terms of the Settlement Agreement, we, on our own behalf and on behalf of GeoTraq and Mr. Isaac, agreed to tender to Mr. Sullivan an aggregate of $1,950 (the “GeoTraq Settlement Consideration”) in the following manner:  (i) $250, which was tendered in cash on or about the date of the Settlement Agreement and (ii) up to 10 quarterly installments of not less than $170 that commenced on June 1, 2021, and shall continue not less frequently than every three months thereafter (the “GeoTraq Installments”). We may tender the GeoTraq Installments in cash or in the equivalent value of shares of our common stock (the value of the shares to be determined by a formula set forth in the Settlement Agreement), in either case at our discretion.  We may also prepay one or more GeoTraq Installments in full or in part at any time or from time to time either in cash or in shares of our common stock (a “GeoTraq Prepayment”).  If we elect to prepay one or more GeoTraq Installments with shares of our common stock, Mr. Sullivan reserves the right not to consent to a tender thereof in excess of 50% of the value of that specific GeoTraq Prepayment; however, Mr. Sullivan is restricted in the reasons for which he can refuse to provide his written consent.  The number of shares of our common stock to be issued upon any GeoTraq Prepayment is determined by a different formula than the one to be utilized for a GeoTraq Installment. As of July 3, 2021, the Company owed $1,530.

Pursuant to the terms of the Settlement Agreement, Mr. Sullivan provided us with his proxy to vote his remaining shares of our Series A-1 Preferred Stock that we had issued to him in connection with our acquisition of GeoTraq in 2017, as well as his proxy for the shares of our common stock into which those shares of preferred stock may be converted.  We may utilize the proxy in the context of an annual meeting of our stockholders, a special meeting of our stockholders, and a written consent of our stockholders.  Subject to the above-described contingent GeoTraq Prepayment tender 50% restriction, Mr. Sullivan provided us with the sole ability to determine the time and amount of each conversion of those shares of preferred stock.

The parties to the Settlement Agreement released and forever discharged one another from any and all known and unknown claims that were asserted or could have been asserted arising out of the GeoTraq Litigation Matters.

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

The Company is party from time to time to other ordinary course disputes that we do not believe to be material to our financial condition as of July 3, 2021.

Note 16: Shareholders’ Equity

Common Stock: Our Articles of Incorporation authorize 200,000,000 shares of common stock that may be issued from time to time having such rights, powers, preferences and designations as the Board of Directors may determine.  During the 26 weeks ended June 27, 2020, 74,530 shares of common stock were granted and issued in lieu of professional services at a fair value of $345. There were no similar transactions for the 26 weeks ended July 3, 2021.

As of July 3, 2021, and January 2, 2021, there were 2,407,410, and 1,829,982 shares, respectively, of common stock issued and outstanding.

Equity Offering

On January 29, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Purchasers”) for the sale by the Company in a registered direct offering (the “Offering”) of 571,428 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a purchase price per share of Common Stock of $10.50. The Offering closed on February 2, 2021 with gross proceeds to the Company of approximately $6,000, before deducting placement agent fees and other offering expenses. The Company is utilizing the net proceeds for general working capital.

The Purchase Agreement contains customary representations, warranties and agreements by the Company and the Purchasers and customary indemnification rights and obligations of the parties.

A.G.P./Alliance Global Partners acted as the sole placement agent (the “Placement Agent”) for the Company on a “reasonable best efforts” basis in connection with the Offering. The Company entered into a Placement Agency Agreement, dated as of January 29, 2021, by and between the Company and the Placement Agent (the “Placement Agency Agreement”). Pursuant to the Placement Agency Agreement, the Placement Agent was paid a cash fee of 7% of the gross proceeds paid to the Company for the securities or $420, and reimbursement for accountable legal expenses incurred by it in connection with the Offering of $35.

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

Stock options: The 2016 Plan, which replaces the 2011 Plan, authorizes the granting of awards in any of the following forms: (i) incentive stock options, (ii) nonqualified stock options, (iii) restricted stock awards, and (iv) restricted stock units, and expires on the earlier of October 28, 2026, or the date that all shares reserved under the 2016 Plan are issued or no longer available. The 2016 Plan provides for the issuance of up to 800,000 shares of common stock pursuant to awards granted under the 2016 Plan. The vesting period is determined by the Board of Directors at the time of the stock option grant. As of July 3, 2021, and January 2, 2021, 101,000 and 78,000 options were outstanding under the 2016 Plan, respectively.

Our 2011 Plan authorizes the granting of awards in any of the following forms: (i) stock options, (ii) stock appreciation rights, and (iii) other share-based awards, including but not limited to, restricted stock, restricted stock units or performance shares, and expires on the earlier of May 12 2021, or the date that all shares reserved under the 2011 Plan are issued or no longer available. As of July 3, 2021, and January 2, 2021, 30,500 and 35,900 options, respectively, were outstanding under the 2011 Plan. No additional awards will be granted under the 2011 Plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. 38,000 options were granted during the 26 weeks ended July 3, 2021.

Additional information relating to all outstanding options is as follows:

		Weighted Average	Aggregate	Weighted Average Remaining
	Options Outstanding	Exercise Price	Intrinsic Value	Contractual Life
Outstanding at December 28, 2019	44,400	$13.31	$—	3.0
Granted	74,000	3.84
Cancelled/expired	(4,500)	9.45
Outstanding at January 2, 2021	113,900	$11.97	$78	7.0
Granted	38,000	8.16
Exercised	(6,000)	4.32
Cancelled/expired/forfeited	(14,400)	11.38
Balance at July 3, 2021	131,500	$10.65	$274	5.2

We recognized $71 and $41 share-based compensation expense related to option grants for the 13 weeks ended July 3, 2021 and June 27, 2020, respectively. We recognized $180 and $72 share-based compensation expense related to option grants for the 26 weeks ended July 3, 2021 and June 27, 2020, respectively.

As of July 3, 2021 the Company has $86 of unrecognized share-based compensation expense (net of estimated forfeitures) associated with stock option awards which the company expects to recognize as share-based compensation expense through January 2022.

Warrants:

As of July 3, 2021, and January 2, 2021, there were 33,363 warrants outstanding to purchase 33,363 shares of common stock at a price of $3.40 per share which expire in November 2021.

Note 17: Loss Per Share

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the applicable period. Basic weighted average common shares outstanding do not include shares of restricted stock that have not yet vested, although such shares are included as outstanding shares in the Company’s Consolidated Balance Sheet. Diluted net loss per share is computed using the weighted average number of common shares outstanding and if dilutive, potential common shares outstanding during the period. Potential common shares consist of the additional common shares issuable in respect of restricted share awards, stock options and convertible preferred stock.

The following table presents the computation of basic and diluted net loss per share:

	For the Thirteen Weeks Ended		For the Twenty Six Weeks Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net loss	$(4,979)	$(2,442)	$(4,477)	$(4,725)
Basic
Basic loss per share	$(2.07)	$(1.22)	$(1.94)	$(2.41)
Weighted average common shares outstanding	2,405,410	1,993,578	2,312,024	1,961,210
Diluted
Diluted loss per share	$(2.07)	$(1.22)	$(1.94)	$(2.41)
Weighted average common shares outstanding	2,405,410	1,993,578	2,312,024	1,961,210

Potentially dilutive securities totaling 78,000 and 111,763 were excluded from the calculation of diluted net loss per share for the 26 weeks ended July 3, 2021 and June 27, 2020, respectively, because the effects were anti-dilutive based on the application of the treasury stock method.

Note 18: Major Customers and Suppliers

For the 13 weeks ended July 3, 2021, one customer represented 14% of our total revenues. For the 26 weeks ended July 3, 2021, one customer represented a combined 17% of our total revenue.  For the 13 weeks ended June 27, 2020, two customers represented a combined 37% of our total revenues. For the 26 weeks ended June 27, 2020, three customers represented a combined 34% of our total revenue.

As of July 3, 2021, one customer represented 16% of our total trade receivables. As of January 2, 2021, three customers represented more than 10% of our total trade receivables, for a total of 37% of our total trade receivables.

During the 13 weeks and 26 weeks ended July 3, 2021 and June 27, 2020, we purchased appliances for resale from four suppliers. We have and are continuing to secure other vendors from which to purchase appliances. However, the curtailment or loss of one of these suppliers or any appliance supplier could adversely affect our operations.

Note 19: Defined Contribution Plan

We have a defined contribution salary deferral plan covering substantially all employees under Section 401(k) of the Internal Revenue Code. We contribute an amount equal to 10 cents for each dollar contributed by each employee up to a maximum of 5% of each employee’s compensation. We recognized expense for contributions to the plans of $6 and $3 for the 13 weeks ended July 3, 2021 and June 27, 2020, respectively, and $6 and $12 for the 26 weeks ended July 3, 2021 and June 27, 2020, respectively.

Note 20: Segment Information

We operate within targeted markets through three reportable segments for continuing operations: biotechnology, recycling, and technology. The biotechnology segment commenced operations in September 2019 and is focused on development of new and innovative solutions for ending the opioid epidemic ranging from digital technologies to educational advocacy. The recycling segment includes all fees charged and costs incurred for collecting, recycling and installing appliances for utilities and other customers. The recycling segment also includes byproduct revenue, which is primarily generated through the recycling of appliances. The technology segment designs wireless modules to connect devices to the Mobile Internet of Things (“IoT”) which contain location-based service (“LBS”) capabilities and can interface to external sensors to allow them to communicate both sensor status and position information. The nature of products, services and customers for each segment varies significantly. As such, the segments are managed separately. Our Chief Executive Officer has been identified as the Chief Operating Decision Maker (“CODM”). The CODM evaluates performance and allocates resources based on sales and income from operations of each segment. Operating loss represents revenues less cost of revenues and operating expenses, including certain allocated selling, general and administrative costs. There are no intersegment sales or transfers.

The following tables present our segment information for the 13 weeks ended July 3, 2021 and June 27, 2020 and the 26 weeks ended July 3, 2021 and June 27, 2020:

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Revenues
Biotechnology	$—	$—	$—	$—
Recycling	8,606	4,007	17,278	12,457
Technology	—	—	—	—
Total Revenues	$8,606	$4,007	$17,278	$12,457
Gross profit
Biotechnology	$—	$—	$—	$—
Recycling	1,743	1,045	3,164	2,519
Technology	—	—	—	—
Total Gross profit	$1,743	$1,045	$3,164	$2,519
Operating loss
Biotechnology	$(808)	$(464)	$(1,050)	$(807)
Recycling	(1,099)	(846)	(2,027)	(2,775)
Technology	(945)	(1,008)	(1,884)	(2,135)
Total Operating loss	$(2,852)	$(2,318)	$(4,961)	$(5,717)
Depreciation and amortization
Biotechnology	$—	$—	$—	$—
Recycling	110	91	218	171
Technology	935	936	1,872	1,873
Total Depreciation and amortization	$1,045	$1,027	$2,090	$2,044
Interest expense, net
Biotechnology	$—	$—	$—	$—
Recycling	125	54	198	167
Technology	—	—	—	—
Total Interest expense, net	$125	$54	$198	$167
Net loss before benefit from income taxes
Biotechnology	$(808)	$(464)	$(1,050)	$(807)
Recycling	(2,992)	(841)	(1,353)	(2,072)
Technology	(974)	(1,075)	(1,871)	(2,195)
Total Net loss before benefit from income taxes	$(4,774)	$(2,380)	$(4,274)	$(5,074)

	As of July 3, 2021	As of January 2, 2021
Assets
Biotechnology	$—	$—
Recycling	15,687	10,614
Technology	11,769	13,737
Total Assets	$27,456	$24,351

Intangible assets
Biotechnology	$—	$—
Recycling	391	470
Technology	11,652	13,519
Total Intangible assets	$12,043	$13,989

Note 21: Related Parties

Shared Services

Tony Isaac, the Company’s Chief Executive Officer, is the father of Jon Isaac, President and Chief Executive Officer of Live Ventures Incorporated (“Live Ventures”) and managing member of ICG, a greater than  5% stockholder of the Company. Tony Isaac, Chief

Executive Officer, Virland Johnson, Chief Financial Officer, and Richard Butler, Board of Directors member of the Company, are Board of Directors member, Chief Financial Officer, and Board of Directors member, respectively, of Live Ventures. The Company also shares certain executive, accounting and legal services with Live Ventures. The total services shared were $69 and $69 for the 13 weeks ended July 3, 2021 and June 27, 2020, respectively, and $133 and $125 for the 26 weeks ended July 3, 2021 and June 27, 2020, respectively. Customer Connexx rents approximately 9,900 square feet of office space from Live Ventures in Las Vegas, Nevada. The total rent and common area expense were $55 and $46 for the 13 weeks ended July 3, 2021 and June 27, 2020, respectively, and $106 and $90 for the 26 weeks ended July 3, 2021 and June 27, 2020, respectively.

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

On December 9, 2019, ApplianceSmart filed a voluntary petition (the “Chapter 11 Case”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). ApplianceSmart is seeking to confirm a plan of reorganization under which it would pay the Company $25 in full satisfaction of the Company’s claim on the guaranty.  The Company would release its junior security interest in ApplianceSmart’s assets.  Based on its evaluation of the alternative possible remedies and its reasonable business judgment, the Company is willing to accept this proposal if the plan is confirmed by the Bankruptcy Court.

For discussion related to potential obligations and or guarantees under ApplianceSmart Leases, see Note 15.

Related Party ICG Group Note

On August 28, 2019, ARCA Recycling entered into and delivered to ICG a secured revolving line of credit promissory note, whereby ICG agreed to provide the ARCA Recycling with a $2,500 revolving credit facility (the “ICG Note”). The ICG Note originally matured on August 28, 2020. On August 25, 2020, the ICG Note was amended to extend the maturity date to December 31, 2020. On March 30, 2021, ARCA Recycling entered into a Second Amendment and Waiver (the “Second Amendment”) to the ICG Note to further extend the maturity date to August 18, 2021 and waive certain defaults under the ICG Note. The ICG Note bears interest at 8.75% per annum and provides for the payment of interest, monthly in arrears. ARCA Recycling will pay a loan fee of 2.0% on each borrowing made under the ICG Note. In connection with entering into the ICG Note, the Borrower also entered into a security agreement in favor of the Lender, pursuant to which ARCA Recycling granted a security interest in all of its assets to the Lender. The obligations of ARCA Recycling under the ICG Note are guaranteed by the Company. The foregoing transaction did not include the issuance of any shares of the Company’s common stock, warrants, or other derivative securities.  ICG is a record and beneficial owner of approximately 16% of the outstanding common stock of the Company. Jon Isaac is the manager and sole member of ICG, and the son of Tony Isaac, the Chief Executive Officer of JanOne and ARCA Recycling.

Note 22. Sale of ARCA and Connexx

On February 19, 2021, the Company, together with its subsidiaries (a) ARCA Recycling, Inc., a California corporation (“ARCA”), and (b) Customer Connexx LLC, a Nevada limited liability company (“Connexx”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) with (i) ARCA Affiliated Holdings Corporation, a Delaware corporation, (ii) ARCA Services Inc., a Delaware corporation, and (iii) Connexx Services Inc, a Delaware corporation (collectively, the “Buyers”), pursuant to which the Buyers agreed to acquire substantially all of the assets, and assume certain liabilities, of ARCA and Connexx (the “Disposition Transaction”).  The principal of the Buyers is Virland A. Johnson, our Chief Financial Officer. The Disposition Transaction was previously expected to be consummated on or before August 18, 2021 (the "Outside Date").  On August 12, 2021, the parties entered into an Amendment No. One to Asset Purchase Agreement (the “Recycling Sale Amendment”) to extend the Outside Date to September 30, 2021.  In the event the Disposition Transaction is not closed by such date, the Purchase Agreement may be terminated and, in accordance with its terms, the Buyers may be required to pay to us a “break fee” of $250.  The Purchase Agreement and the Disposition Transaction were unanimously approved by our Board of Directors at a meeting during the portion of which the Purchase Agreement and Disposition Transaction were considered and voted on Mr. Johnson was not present.

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

The foregoing descriptions of the Purchase Agreement, as amended, and the Disposition Transaction do not purport to be complete and are qualified in their entirety by reference to the Purchase Agreement, a copy of which is filed with the Current Report on Form 8‑K as filed on February 25, 2021 as Exhibit 10.1, and the Amendment, a copy of which is filed as Exhibit 10.4 to this Form 10-Q, and each of which is incorporated herein by reference.

See Note 15 for additional information.

Note 23. Subsequent event

SEC Complaint

On August 2, 2021, the U.S. Securities and Exchange Commission (“SEC”) filed a civil complaint (the “SEC Complaint”) in the United States District Court for the District of Nevada naming the Company and one of its executive officers, Virland Johnson, the Company's Chief Financial Officer, as defendants (collectively, the "Defendants").

The SEC Complaint alleges financial, disclosure and reporting violations against the Company and the executive officer under Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5. The SEC Complaint also alleges various claims against the executive officer under Sections 13(a), 13(b)(2)(A), 13(b)(2)(B) and 13(b)(5) of the Exchange Act and Rules 12b-20, 13a-1, 13a-13, 13a-14, 13b2-1, and 13b2-2. The SEC seeks permanent injunctions and civil penalties against the Defendants, and an officer-and-director bar against the executive officer. The foregoing is only a general summary of the SEC Complaint, which may be accessed on the SEC’s website at https://www.sec.gov/litigation/litreleases/2021/lr25155.htm.

The Defendants strongly dispute and deny the allegations and intend to vigorously defend against the claims.

Amendment to Terms of Sale of Recycling Business

As previously disclosed, on February 19, 2021, the Company together with its subsidiaries (a) ARCA Recycling, Inc., a California corporation (“ARCA”), and (b) Customer Connexx LLC, a Nevada limited liability company (“Connexx”), entered into an Asset Purchase Agreement (the “Recycling Sale Purchase Agreement”) with (i) ARCA Affiliated Holdings Corporation, a Delaware corporation, (ii) ARCA

Services Inc., a Delaware corporation, and (iii) Connexx Services Inc, a Delaware corporation (collectively, the “Buyers”), pursuant to which the Buyers agreed to acquire substantially all of the assets, and assume certain liabilities, of ARCA and Connexx (the “Disposition Transaction”).  The principal of the Buyers is Virland A. Johnson, our Chief Financial Officer.  The Disposition Transaction was previously expected to be consummated on or before August 18, 2021 (the "Outside Date").  On August 12, 2021, the parties entered into an Amendment No. One to Asset Purchase Agreement (the “Recycling Sale Amendment”) to extend the Outside Date to September 30, 2021. Except as amended by the Recycling Sale Amendment, the terms and conditions of the Recycling Sale Purchase Agreement remain unchanged.

The foregoing description of the Recycling Sale Amendment is not complete and is qualified in its entirety by reference to the full text of the Amendment, a copy of which is filed as Exhibit 10.4 to this Form 10-Q and is incorporated herein by reference.

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

Forward-Looking and Cautionary Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. You can identify forward-looking statements because they contain words such as ‘‘believes,’’ ‘‘expects,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘seeks,’’ ‘‘approximately,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘estimates’’ or ‘‘anticipates’’ or similar expressions that concern our strategy, plans or intentions. Any statements we make relating to our future operations, performance and results, and anticipated liquidity are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those we expected. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-Q, are disclosed in “Item 1-Business, Item 1A – Risk Factors” of our Form 10-K and Part II, Item 1A of this Form 10-Q. Some of the factors that we believe could affect our results include:

•
the continued effect on the U.S. economy of the coronavirus public health crisis;
•
our ability to secure additional financing to execute our biotechnology business plan;
•
our ability to obtain the marketing approval for JAN101, our initial drug product candidate;
•
the effect that the SEC Complaint has on the Company, if any;
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
•
Technology: GeoTraq is engaged in the process of developing technology to enable low cost, location-based products and services.

For the Thirteen Weeks Ended July 3, 2021 and June 27, 2020

Results of Operations

The following table sets forth certain statement of operations items and as a percentage of revenue, for the periods indicated:

	13 Weeks Ended		13 Weeks Ended
	July 3, 2021		June 27, 2020
Statement of Operations Data:
Revenue	$8,606	100.0%	$4,007	100.0%
Cost of revenue	6,863	79.7%	2,962	73.9%
Gross profit	1,743	20.3%	1,045	26.1%
Selling, general and administrative expense	4,595	53.4%	3,363	83.9%
Operating loss	(2,852)	-33.1%	(2,318)	-57.8%
Interest expense, net	(125)	-1.5%	(54)	-1.3%
Gain on settlement of vendor advance payments	131	1.5%	—	0.0%
Loss on litigation settlement	(1,950)	-22.7%	—	0.0%
Other income (expense)	22	0.3%	(8)	-0.2%
Net loss before income taxes	(4,774)	-55.5%	(2,380)	-59.4%
Benefit of income taxes	(205)	-2.4%	(62)	-1.5%
Net loss	$(4,979)	-57.9%	$(2,442)	-60.9%

The following tables set forth revenues for key product and service categories, percentages of total revenue and gross profits earned by key product and service categories and gross profit percent as compared to revenues for each key product category indicated:

	13 Weeks Ended		13 Weeks Ended
	July 3, 2021		June 27, 2020
	Net	Percent	Net	Percent
	Revenue	of Total	Revenue	of Total
Revenue
Recycling and Byproducts	$4,888	56.8%	$2,355	58.8%
Replacement Appliances	3,718	43.2%	1,652	41.2%
Total Revenue	$8,606	100.0%	$4,007	100.0%

	13 Weeks Ended		13 Weeks Ended
	July 3, 2021		June 27, 2020
	Gross	Gross	Gross	Gross
	Profit	Profit %	Profit	Profit %
Gross Profit
Recycling and Byproducts	$519	10.6%	$47	2.0%
Replacement Appliances	1,224	32.9%	998	60.4%
Total Gross Profit	$1,743	20.3%	$1,045	26.1%

Revenue

Revenue increased $4,599 or 115% for the 13 weeks ended July 3, 2021, as compared to the 13 weeks ended June 27, 2020. Replacement Appliance revenue increased $2,066 or 125% due to higher volumes from customers. Recycling and Byproducts revenue also increased $2,533 or $108% due to higher volumes from customers and an increase in commodity prices. The Company experienced lower volumes during 2020 due to COVID-19 closures.

Cost of Revenue

Cost of revenue increased $3,901 or $132% for the 13 weeks ended July 3, 2021, as compared to the 13 weeks ended June 27, 2020, proportionately with the increase in revenue described above.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $1,232 or 37%, for the 13 weeks ended July 3, 2021, as compared to the 13 weeks ended June 27, 2020, due to increased corporate activity and stock-based compensation.

Interest Expense, net

Interest expense, net increased $71 for the 13 weeks ended July 3, 2021, as compared to the 13 weeks ended June 27, 2020 primarily due to the increase in related party debt and notes payable.

Gain on Settlement of Vendor Advance Payments

During the second quarter of fiscal 2021, a portion of the vendor advance payments were settled which resulted in a gain of $131. There were no similar transactions during the second quarter of fiscal 2020.

Loss on litigation settlement

During the second quarter of fiscal 2021, the Company recorded a loss on ligation settlement of $1,950 related to litigation with a former employee. There were no similar transactions during the second quarter of fiscal 2020.

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

Operating loss by operating segment, is defined as loss before net interest expense, other income and expense, provision for income taxes.

	13 Weeks Ended July 3, 2021				13 Weeks Ended June 27, 2020
	Biotechnology	Recycling	Technology	Total	Biotechnology	Recycling	Technology	Total
Revenue	$—	$8,606	$—	$8,606	$—	$4,007	$—	$4,007
Cost of revenue	—	6,863	—	6,863	—	2,962	—	2,962
Gross profit	—	1,743	—	1,743	—	1,045	—	1,045
Selling, general and administrative expense	808	2,842	945	4,595	464	1,891	1,008	3,363
Operating loss	$(808)	$(1,099)	$(945)	$(2,852)	$(464)	$(846)	$(1,008)	$(2,318)

Biotechnology Segment

Our biotechnology segment incurred expenses of $808 and $464 related to employee costs and professional services related to research for the 13 weeks ended July 3, 2021 and June 27, 2020, respectively.

Recycling Segment

The recycling segment consists of ARCA Recycling, Customer Connexx, and ARCA Canada. Revenue for the 13 weeks ended July 3, 2021, increased $4,599 or 115% as compared to the prior year period. Replacement Appliance revenue increased $2,066 or 125% due to higher volumes from customers. Recycling and Byproducts revenue increased $2,533 or 108% due to higher volumes from customers.

Cost of revenue for the 13 weeks ended July 3, 2021, increased $3,901 or 132% as compared to the prior year period, proportionately with revenue as described above.

Operating loss for the 13 weeks ended July 3, 2021, increased $253 or 30% as compared to the prior year period. This represents a increase in selling, general and administrative expense of $951.

Technology Segment

The technology segment consists of GeoTraq. Results for the 13 weeks ended July 3, 2021 include a loss of $945 which was a decrease of $63 compared to the 13 weeks ended June 27, 2020 loss of $1,008. The loss represents intangible asset amortization expense and other selling general and administrative expense for each period.

For the Twenty-Six Weeks Ended July 3, 2021 and June 27, 2020

Results of Operations

The following table sets forth certain statement of operations items and as a percentage of revenue, for the periods indicated:

	26 Weeks Ended		26 Weeks Ended
	July 3, 2021		June 27, 2020
Statement of Operations Data:
Revenue	$17,278	100.0%	$12,457	100.0%
Cost of revenue	14,114	81.7%	9,938	79.8%
Gross profit	3,164	18.3%	2,519	20.2%
Selling, general and administrative expense	8,125	47.0%	8,236	66.1%
Operating loss	(4,961)	-28.7%	(5,717)	-45.9%
Interest expense, net	(198)	-1.1%	(167)	-1.3%
Gain on Payroll Protection Program loan forgiveness	1,872	10.8%	—	—
Gain on settlement of vendor advance payments	941	5.4%	—	—
Loss on litigation settlement	(1,950)	-11.3%	—	—
Other income	22	0.1%	810	6.5%
Net loss before income taxes	(4,274)	-24.7%	(5,074)	-40.7%
Income tax benefit (expense)	(203)	-1.2%	349	2.8%
Net loss	$(4,477)	-25.9%	$(4,725)	-37.9%

The following tables set forth revenues for key product and service categories, percentages of total revenue and gross profits earned by key product and service categories and gross profit percent as compared to revenues for each key product category indicated:

	26 Weeks Ended		26 Weeks Ended
	July 3, 2021		June 27, 2020
	Net	Percent	Net	Percent
	Revenue	of Total	Revenue	of Total
Revenue
Recycling and Byproducts	$8,866	51.3%	$6,440	51.7%
Replacement Appliances	8,412	48.7%	6,017	48.3%
Total Revenue	$17,278	100.0%	$12,457	100.0%

	26 Weeks Ended		26 Weeks Ended
	July 3, 2021		June 27, 2020
	Gross	Gross	Gross	Gross
	Profit	Profit %	Profit	Profit %
Gross Profit
Recycling and Byproducts	462	5.2%	144	2.2%
Replacement Appliances	2,702	32.1%	2,375	39.5%
Total Gross Profit	$3,164	18.3%	$2,519	20.2%

Revenue

Revenue increased $4,821 or 39% for the 26 weeks ended July 3, 2021, as compared to the 26 weeks ended June 27, 2020. Replacement Appliance revenue increased $2,395 or 40% due to higher volumes from customers. Recycling and Byproducts revenue also increased $2,426 or 38% due to higher volumes from customers and an increase in commodity prices. The Company experienced lower volumes during 2020 due to COVID-19 closures.

Cost of Revenue

Cost of revenue increased $4,176 or 42% for the 26 weeks ended July 3, 2021, as compared to the 26 weeks ended June 27, 2020, proportionately with the increase in revenue described above.

Selling, General and Administrative Expense

Selling, general and administrative expense remained constant for the 26 weeks ended July 3, 2021, as compared to the 26 weeks ended June 27, 2020.

Interest Expense, net

Interest expense, net increased slightly for the 26 weeks ended July 3, 2021, as compared to the 26 weeks ended June 27, 2020 primarily due to the increase in related party debt and the note payable.

Gain on Payroll Protection Program Loan Forgiveness

During the 26 weeks ended July 3, 2021, the PPP Loan was forgiven which resulted in a gain of $1,872. There were no similar transactions during the 26 weeks ended June 27, 2020.

Gain on Settlement of Vendor Advance Payments

During the 26 weeks ended July 3, 2021, a portion of the vendor advance payments were settled which resulted in a gain of $941. There were no similar transactions during the 26 weeks ended June 27, 2020.

Loss on litigation settlement

During the second quarter of fiscal 2021, the Company recorded a loss on ligation settlement of $1,950 related to litigation with a former employee. There were no similar transactions during the second quarter of fiscal 2020.

Other Income

Other income of $810 for the 26 weeks ended June 27, 2020, was primarily attributable to an increase in gains on the litigation settlement received. There were no similar transactions for the 26 weeks ended July 3, 2021.

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

Operating loss by operating segment, is defined as loss before net interest expense, other income and expense, provision for income taxes.

	26 Weeks Ended July 3, 2021				26 Weeks Ended June 27, 2020
	Biotechnology	Recycling	Technology	Total	Biotechnology	Recycling	Technology	Total
Revenue	$—	$17,278	$—	$17,278	$—	$12,457	$—	$12,457
Cost of revenue	—	14,114	—	14,114	—	9,938	—	9,938
Gross profit	—	3,164	—	3,164	—	2,519	—	2,519
Selling, general and administrative expense	1,050	5,191	1,884	8,125	807	5,294	2,135	8,236
Operating loss	$(1,050)	$(2,027)	$(1,884)	$(4,961)	$(807)	$(2,775)	$(2,135)	$(5,717)

Biotechnology Segment

Our biotechnology segment incurred expenses of $1,050 and $807 related to employee costs and professional services related to research for the 26 weeks ended July 3, 2021 and June 27, 2020, respectively.

Recycling Segment

The recycling segment consists of ARCA Recycling, Customer Connexx, and ARCA Canada. Revenue for the 26 weeks ended July 3, 2021, increased $4,821 or 39% as compared to the prior year period. Replacement Appliance revenue increased $2,395 or 40% due to higher volumes from customers. Recycling and Byproducts revenue also increased $2,426 or 38% due to higher volumes from customers.

Cost of revenue for the 26 weeks ended July 3, 2021, increased $4,176 or 42% as compared to the prior year period, proportionately with revenue as described above.

Operating loss for the 26 weeks ended July 3, 2021, decreased $748 or 27% as compared to the prior year period based on the discussion above and a decrease in selling, general and administrative expense of $103.

Technology Segment

The technology segment consists of GeoTraq. Results for the 26 weeks ended July 3, 2021 include a loss of $1,884 which was a decrease of $251 compared to the 26 weeks ended June 27, 2020 loss of $2,135. The loss represents intangible asset amortization expense and other selling general and administrative expense for each period.

Liquidity and Capital Resources

Overview

As of July 3, 2021, we had total cash on hand of $3,710. As we continue to prepare to begin late-stage clinical development with our pharmaceutical product, JAN101, and potentially pursue strategic transactions to expand and grow our business, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

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

As of the period ending September 26, 2020, the Company received advance payments authorized by the California Public Utilities Commission and processed through two California utilities for the purposes of sustaining the workforce during the COVID 19 pandemic shutdown. The use of these funds was limited to labor and labor benefits for impacted employees. Portions of these advances are forgivable if certain conditions are met the specifics which have not been finalized.  Advance payments that are not forgiven will need to be paid back in full by December 31, 2021. Total funding received under this program as of September 26, 2020 amounted to $1,168. As of July 3, 2021, $1,083 was settled, leaving a balance remaining of $85.

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

Cash Flows

During the 26 weeks ended July 3, 2021, cash used in operations was $2,307, compared to cash provided by operations of $1,622 during the 26 weeks ended June 27, 2020. The decrease in cash provided by operations was primarily due to results of operations, as discussed above.

Cash used in investing activities was $1,523 and $135 for the 26 weeks ended July 3, 2021 and the 26 weeks ended June 27, 2020, respectively, primarily related to purchases of property and equipment and intangibles.

Cash provided by financing activities was $7,203 for the 26 weeks ended July 3, 2021 was primarily due to net proceeds of $5,544 from an equity financing and $1,835 in proceeds from notes payable. Cash used in financing activities was $2,189 for the 26 weeks ended June 27, 2020. During fiscal 2020, the Company received proceeds from short term debt of $3,469 primarily associated with the Payroll Protection Program and advances from certain customers for future services and paid $1,000 on its related party note

Sources of Liquidity

We utilize cash on hand and factor certain accounts receivable invoices to cover normal and seasonal fluctuations in cash flows and to support our various growth initiatives. Our cash and cash equivalents are carried at cost and consist primarily of demand deposits with commercial banks. On March 26, 2018, the Company entered into a purchase and sale agreement with Prestige Capital, whereby from time to time the Company can factor certain accounts receivable to Prestige Capital up to a maximum advance and outstanding balance of $11,000. Discount fees ultimately paid depend upon how long an invoice and related amount is outstanding from ARCA Recycling’s customer. Prestige Capital has been granted a security interest in all ARCA Recycling’s accounts receivable. The current purchase and sale agreement with Prestige Capital automatically renews every six months unless terminated by the parties.

We acknowledge that we continue to face a challenging competitive environment as we continue to focus on our overall profitability, including managing expenses. We reported a net loss of $4,477 and $4,725 for the 26 weeks ended July 3, 2021 and June 27, 2020, respectively. In addition, the Company has total current assets of $9,890 and total current liabilities $19,663 resulting in a net negative working capital of $9,773 as of July 3, 2021.

Based on the above, management has concluded that the Company is not aware and did not identify any other conditions or events that would cause the Company to not be able to continue business as a going concern for the next twelve months

Future Sources of Cash; Phase 2b Trials, New Acquisitions, Products, and Services

We may require additional debt financing and/or capital to finance new acquisitions, refinance existing indebtedness, conduct our Phase 2b clinical trials, or consummate other strategic investments in our business. Any financing obtained may further dilute or otherwise impair the ownership interest of our existing stockholders.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure control and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of July 3, 2021, the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended July 3, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of April 3, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 regarding Internal Control – Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting was not effective as of July 3, 2021.

Management noted material weaknesses in internal control when conducting their evaluation of internal control as of January 2, 2021. (1) Insufficient information technology general controls (“ITGC”) and segregation of duties. It was noted that people who were negotiating a contract, were also involved in approving invoices without proper oversight. Additional controls and procedures are necessary and are being implemented to have check and balance on significant transactions and governance with those charged with governance authority. (2) Inadequate control design or lack of sufficient controls over significant accounting processes. The cutoff and reconciliation procedures were not effective with certain accrued and deferred expenses. (3) Insufficient assessment of the impact of potentially significant transactions, and (4) Insufficient processes and procedures related to proper recordkeeping of agreements and contracts. In addition, contract to invoice reconciliation was not effective with certain transportation service providers. As part of its remediation plan, processes and procedures have been implemented to help ensure accruals and invoices are reviewed for accuracy and properly recorded in the appropriate period. These material weaknesses remained outstanding as of the filing date of this quarterly report on Form 10-Q and management is currently working to remedy these outstanding material weaknesses.

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

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.  However, in light of the SEC Complaint, the Company provides the following additional risk factor, which supplements the risk factors previously disclosed by the Company in Part I, Item 1A, Risk Factors, of the 2020 10-K.

We are the subject of an SEC Complaint, which could divert management's focus, result in substantial litigation expenses and have an adverse impact on our business, reputation, financial condition, results of operations or stock price.

We are currently subject to an SEC Complaint. Refer to Note 15 to our Consolidated Financial Statements and Part II, Item 1 of this Quarterly Report for additional information regarding this specific matter. We may be subject to additional investigations, arbitration proceedings, audits, regulatory inquiries and similar actions, including matters related to intellectual property, employment, securities laws, disclosures, tax, accounting, class action and product liability, as well as regulatory and other claims related to our business and our industry, which we refer to collectively as legal proceedings. We cannot predict the outcome of any particular proceeding, or whether ongoing investigations, will be resolved favorably or ultimately result in charges or material damages, fines or other penalties, enforcement actions, bars against serving as an officer or director, or practicing before the SEC, or civil or criminal proceedings against us or members of our senior management.

Legal proceedings in general, and securities and class action litigation and regulatory investigations in particular, can be expensive and disruptive. Our insurance may not cover all claims that may be asserted against us, and we are unable to predict how long the legal proceedings to which we are currently subject will continue. An unfavorable outcome of any legal proceeding may have an adverse impact on our business, financial condition and results of operations or our stock price. Any proceeding could negatively impact our reputation among our stakeholders. Furthermore, publicity surrounding ongoing legal proceedings, even if resolved favorably for us, could result in additional legal proceedings against us, as well as damage our image.

Item 2. Unregistered Sales of Equity Securities and Use of funds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

Item 1.01 Entry into a Material Definitive Agreement.

Amendment to Terms of Sale of Recycling Business

As previously disclosed, on February 19, 2021, the Company together with its subsidiaries (a) ARCA Recycling, Inc., a California corporation (“ARCA”), and (b) Customer Connexx LLC, a Nevada limited liability company (“Connexx”), entered into an Asset Purchase Agreement (the “Recycling Sale Purchase Agreement”) with (i) ARCA Affiliated Holdings Corporation, a Delaware corporation, (ii) ARCA Services Inc., a Delaware corporation, and (iii) Connexx Services Inc, a Delaware corporation (collectively, the “Buyers”), pursuant to which the Buyers agreed to acquire substantially all of the assets, and assume certain liabilities, of ARCA and Connexx (the “Disposition Transaction”).  The principal of the Buyers is Virland A. Johnson, our Chief Financial Officer.  The Disposition Transaction was previously expected to be consummated on or before August 18, 2021 (the "Outside Date").  On August 12, 2021, the parties entered into an Amendment No. One to Asset Purchase Agreement (the “Recycling Sale Amendment”) to extend the Outside Date to September 30, 2021. Except as amended by the Recycling Sale Amendment, the terms and conditions of the Recycling Sale Purchase Agreement remain unchanged.

The foregoing description of the Recycling Sale Amendment is not complete and is qualified in its entirety by reference to the full text of the Amendment, a copy of which is filed as Exhibit 10.4 to this Form 10-Q and is incorporated herein by reference.

Item 6. Exhibits.

Index to Exhibits

Exhibit Number		Exhibit Description	Form	File Number	Exhibit Number	Filing Date
3.1		Articles of Incorporation of Appliance Recycling Centers of America, Inc.	8-K	0-19621	3.3	03/13/2018

3.2		Articles of Conversion	8-K	0-19621	3.1	03/13/2018

3.3		Articles of Conversion	8-K	0-19621	3.2	03/13/2018

3.4		Certificate of Correction	10-Q	0-19621	3.1	08/14/2018

3.5		Certificate of Change	8-K	0-19621	3.1	04/22/2019

3.6		Certificate of Correction	8-K	0-19621	3.7	06/24/2019

3.7		Certificate of Designation of Powers, Preferences, and Rights of Series A-1 Convertible Preferred Stock of JanOne Inc. (formerly known as Appliance Recycling Centers of America, Inc.)	8-K	0-19621	3.8	06/24/2019

3.8		Amended and Restated Certificate of Designation of the Preferences, Rights, and Limitations of the Series A-1 Convertible Preferred Stock of JanOne Inc., dated October 1, 2020	8-K	0-19621	3.8(a)	10/02/2020

3.9		Second Amended and Restated Certificate of Designation of the Preferences, Rights, and Limitations of the Series A-1 Convertible Preferred Stock of JanOne Inc., dated April 13, 2021	8-K	0-19621	3.8(b)	04/16/2021

3.10		Articles of Merger for JanOne Inc. into Appliance Recycling Centers of America, Inc., filed with the Secretary of the State of Nevada on September 9, 2019, and effective on September 10, 2019	8-K	0-19621	3.10	09/13/2019
3.10		Bylaws of Appliance Recycling Centers of America, Inc.	8-K	0-19621	3.4	03/13/2018

3.11		First Amendment to Bylaws of Appliance Recycling Centers of America, Inc.	8-K	0-19621	3.1	12/31/2018

10.1		Addendum to Master Equipment Finance Agreement dated as of April 14, 2021 between KLC Financial, LLC and ARCA Recycling, Inc.	10-Q	0-19621	10.2	05/17/2021

10.2	*†	Settlement Agreement and Mutual Release of Claims dated April 9, 2021 by and among JanOne Inc. (f/k/a Appliance Recycling Centers of America, Inc.); GeoTraq, Inc.; Antonios Isaac; and Gregg Sullivan

10.3	*

Amendment No. One to Asset Purchase Agreement among JanOne Inc., ARCA Recycling, Inc. and Customer Connexx LLC, on the one hand, and ARCA Affiliated Holdings Corporation, ARCA Services Inc., and Connexx Services Inc., on the other hand

31.1	*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	Inline XBRL Instance Document

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document

101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*    Filed herewith.

† Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

JanOne Inc.
(Registrant)

Date:	August 13, 2021	By:	/s/ Tony Isaac
Tony Isaac
Chief Executive Officer
(Principal Executive Officer)

Date:	August 13, 2021	By:	/s/ Virland A. Johnson
Virland A. Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)