Form 10-Q
period 2021-10-02
JanOne Inc.
filed 2021-11-15
CIK 862861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 2, 2021

or

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

As of November 12, 2021, there were 2,827,410 outstanding shares of the registrant’s common stock, with a par value of $0.001.

JANONE INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

JANONE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	October 2, 2021	January 2, 2021
	(Unaudited)
Assets
Cash and cash equivalents	$2,820	$379
Trade and other receivables, net	5,531	3,600
Income taxes receivable	—	196
Inventories	1,152	1,630
Prepaid expenses and other current assets	1,207	1,136
Total current assets	10,710	6,941
Property and equipment, net	2,134	732
Right of use asset - operating leases	3,453	2,458
Intangible assets, net	11,046	13,989
Deposits and other assets	267	231
Total assets	$27,610	$24,351
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$5,433	$4,701
Accrued liabilities - other	6,127	4,888
Accrued liability - California Sales Taxes	5,958	5,769
Lease obligation short term - operating leases	1,320	1,197
Short term debt	494	3,042
Current portion of note payable	257	—
Related party note	1,000	1,000
Total current liabilities	20,589	20,597
Lease obligation long term - operating leases	2,236	1,388
Note payable	1,381	—
Other noncurrent liabilities	680	—
Total liabilities	24,886	21,985
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, series A-1 - par value $0.001 per share 2,000,000 authorized, 238,729 and 259,729 shares issued and outstanding at October 2, 2021 and January 2, 2021, respectively	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 2,827,410 and 1,829,982 shares issued and outstanding at October 2, 2021 and at January 2, 2021, respectively	2	2
Additional paid in capital	45,714	39,869
Accumulated other comprehensive loss	(630)	(588)
Accumulated deficit	(42,362)	(36,917)
Total stockholders' equity	2,724	2,366
Total liabilities and stockholders' equity	$27,610	$24,351

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JANONE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(Dollars in thousands, except per share)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Revenues	$12,113	$12,266	$29,391	$24,723
Cost of revenues	9,032	8,549	23,146	18,487
Gross profit	3,081	3,717	6,245	6,236
Operating expenses:
Selling, general and administrative expenses	3,925	4,540	12,050	12,776
Operating loss	(844)	(823)	(5,805)	(6,540)
Other income (expense):
Interest expense, net	(125)	(88)	(323)	(255)
Gain on Payroll Protection Program loan forgiveness	—	—	1,872	—
Gain on settlement of vendor advance payments	11	—	952	—
Loss on litigation settlement	—	—	(1,950)	—
Other income, net	23	2	45	812
Total other income (expense), net	(91)	(86)	596	557
Loss from operations before benefit from income taxes	(935)	(909)	(5,209)	(5,983)
Income tax benefit (expense)	(33)	99	(236)	448
Net loss	$(968)	$(810)	$(5,445)	$(5,535)
Dividends declared - Series A-1 preferred stock	$—	$—	$—	$—
Dividends declared - Common stock	$—	$—	$—	$—
Loss per share:
Basic loss per share	$(0.34)	$(0.43)	$(2.09)	$(2.98)
Diluted loss per share	$(0.34)	$(0.43)	$(2.09)	$(2.98)
Weighted average common shares outstanding:
Basic	2,827,410	1,871,321	2,601,827	1,860,270
Diluted	2,827,410	1,871,321	2,601,827	1,860,270
Net loss	$(968)	$(810)	$(5,445)	$(5,535)
Other comprehensive loss, net of tax:
Effect of foreign currency translation adjustments	—	(27)	(42)	(55)
Total other comprehensive loss, net of tax	—	(27)	(42)	(55)
Comprehensive income loss	$(968)	$(837)	$(5,487)	$(5,590)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JANONE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Thirty-Nine Weeks Ended
	October 2, 2021	September 26, 2020
OPERATING ACTIVITIES:
Net loss	$(5,445)	$(5,535)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,136	3,104
Amortization of debt issuance costs	—	27
Stock based compensation expense	274	523
Noncash lease expense	—	137
Gain on Payroll Protection Program loan forgiveness	(1,872)	—
Gain on settlement of vendor advance payments	(952)	—
Change in deferred income taxes	—	(270)
Other	(114)	40
Changes in assets and liabilities:
Accounts receivable	(1,931)	1,561
Income taxes receivable	196	(254)
Prepaid expenses and other current assets	(71)	(575)
Inventories	478	277
Right of use assets	(995)	—
Lease liability	971	—
Accounts payable and accrued expenses	2,840	(77)
Net cash used in operating activities	(3,485)	(1,042)
INVESTING ACTIVITIES:
Purchases of property and equipment	(1,530)	(12)
Purchases of intangibles	(65)	(281)
Net cash used in investing activities	(1,595)	(293)
FINANCING ACTIVITIES:
Proceeds from issuance of short term debt	538	3,469
Payment on short term debt	(61)	(422)
Proceeds from equity financing, net	5,544	—
Proceeds from stock option exercise	27	—
Proceeds from note payable	1,835	—
Payment on note payable	(58)	—
Payment on related party note	—	(1,500)
Payments on short term notes payable	(262)	—
Net cash provided by financing activities	7,563	1,547
Effect of changes in exchange rate on cash and cash equivalents	(42)	(55)
INCREASE IN CASH AND CASH EQUIVALENTS	2,441	157
CASH AND CASH EQUIVALENTS, beginning of period	379	481
CASH AND CASH EQUIVALENTS, end of period	$2,820	$638
Supplemental cash flow disclosures:
Interest paid	$146	$126
Income taxes paid	28	76
Right of use asset - operating leases capitalized	1,815	1,037

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JANONE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(Dollars in thousands)

	Series A-1 Preferred		Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Equity
Balance, January 2, 2021	259,729	$—	1,829,982	$2	$39,869	$(36,917)	$(588)	$2,366
Shares issued	—	—	571,428	—	5,544	—	—	5,544
Share based compensation	—	—	—	—	274	—	—	274
Stock option exercise	—	—	6,000	—	27	—	—	27
Series A-1 preferred converted	(21,000)	—	420,000	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(42)	(42)
Net loss	—	—	—	—	—	(5,445)	—	(5,445)
Balance, October 2, 2021	238,729	$—	2,827,410	$2	$45,714	$(42,362)	$(630)	$2,724

	Series A-1 Preferred		Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Equity
Balance, December 28, 2019	259,729	$—	1,919,048	$2	$39,291	$(28,419)	$(533)	$10,341
Shares cancelled	—	—	(122,257)	—	—	—	—	—
Share based compensation	—	—	33,191	—	523	—	—	523
Effect of foreign currency translation adjustments	—	—	—	—	—	—	(55)	(55)
Net loss	—	—	—	—	—	(5,535)	—	(5,535)
Balance, September 26, 2020	259,729	$—	1,829,982	$2	$39,814	$(33,954)	$(588)	$5,274

	Series A-1 Preferred		Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Equity
Balance, July 3, 2021	238,729	$—	2,827,410	$2	$45,620	$(41,394)	$(630)	$3,598
Share based compensation	—	—	—	—	94	—	—	94
Net loss	—	—	—	—	—	(968)	—	(968)
Balance, October 2, 2021	238,729	$—	2,827,410	$2	$45,714	$(42,362)	$(630)	$2,724

	Series A-1 Preferred		Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Equity
Balance, June 27, 2020	259,729	$—	1,871,321	$2	$39,802	$(33,144)	$(561)	$6,099
Share based compensation	—	—	(41,339)	—	12	—	—	12
Effect of foreign currency translation adjustments	—	—	—	—	—	—	(27)	(27)
Net loss	—	—	—	—	—	(810)	—	(810)
Balance, September 26, 2020	259,729	$—	1,829,982	$2	$39,814	$(33,954)	$(588)	$5,274

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

ARCA Recycling, Inc. (“ARCA Recycling”) provides turnkey recycling services for electric utility energy efficiency programs in the United States. ARCA Canada Inc. (“ARCA Canada”) provides turnkey recycling services for electric utility energy efficiency programs in Canada. Customer Connexx, LLC (“Connexx”) provides call center services for ARCA Recycling and ARCA Canada. On February 19, 2021, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with (i) ARCA Affiliated Holdings Corporation, a Delaware corporation, (ii) ARCA Services Inc., a Delaware corporation, and (iii) Connexx Services Inc, a Delaware corporation (collectively, the “Buyers”), pursuant to which the Buyers agreed to acquire substantially all of the assets, and assume certain liabilities, of ARCA Recycling and Connexx (the “Disposition Transaction”). The principal of the Buyers is Virland A. Johnson, our Chief Financial Officer. The Disposition Transaction is expected to be consummated no later than July 15, 2022.

GeoTraq Inc. (“GeoTraq”) is engaged in the development, design and, ultimately, the Company expects, the sale of cellular transceiver modules, also known as Mobile IoT modules, and associated wireless services.

The Company reports on a 52- or 53-week fiscal year. The Company's 2020 fiscal year (“2020”) ended on January 2, 2021, and the current fiscal year (“2021”) will end on January 1, 2022.

Going concern

The Company currently faces a challenging competitive environment and is focused on improving its overall profitability, which includes managing expenses. The Company reported a net loss of approximately $968,000 and $810,000 for the 13 weeks ended October 2, 2021 and September 26, 2020, respectively, and approximately $5.4 million and $5.5 million for the 39 weeks ended October 2, 2021 and September 26, 2020, respectively. In addition, as of October 2, 2021, the Company has total current assets of approximately $10.7 million and total current liabilities of approximately $20.6 million resulting in a net negative working capital of approximately $9.9 million.

The Company has available cash balances and funds available under an accounts receivable factoring program with Prestige Capital Finance, LLC (“Prestige Capital”) to provide sufficient liquidity to fund the entity’s operations and remodeling activities for at least the next twelve months. The Company expects to generate cash from operations for the remainder of fiscal year 2021 given its cost cutting measures in response to the revenue reductions resulting from the Coronavirus. However, depending on continued U.S. restrictions related to the coronavirus public health crisis, the Company cannot be certain its efforts will suffice. The agreement with Prestige Capital allows the Company to obtain advanced funding of 80% of an unpaid customer’s invoice amount within two days and the balance, less a mutually agreed upon fee, upon ultimate collection in cash of the invoice. The Company expects that it will be able to utilize the available funds under the accounts receivable factoring agreement to provide liquidity and to pursue acquisitions and other strategic transactions to expand and grow the business to enhance shareholder value. Management also regularly monitors capital market conditions to ensure no other conditions or events exist that may materially affect the Company’s financial conditions and liquidity and the Company may raise additional funds through borrowings or public or private sales of debt or equity securities, if necessary.

Based on the above, management has concluded that at October 2, 2021 the Company is not aware of, and did not identify, any other conditions or events that would cause the Company to not be able to continue business as a going concern for the next twelve months.

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

During April 2020, as a result of the COVID-19 pandemic, the Company entered into an amendment to its contract services agreement with certain customers, whereby those customers agreed to advance the Company approximately $1.2 million against the provision of future services. The advanced payment may only be utilized for the costs associated with labor and sustaining ARCA Recycling’s workforce. The advance agreement provides for partial loan forgiveness if certain conditions are met. See Note 14 for a complete discussion of these advances.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information and notes required for complete financial statements prepared in conformity with U.S. GAAP. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. However, the Company's results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended January 2, 2021.

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

Financial Instruments

Financial instruments consist primarily of cash equivalents, trade and other receivables, notes receivable, and obligations under accounts payable, accrued expenses and notes payable. The carrying amounts of cash equivalents, trade receivables and other receivables, accounts payable, accrued expenses and short-term notes payable approximate fair value because of the short maturity of these instruments. The fair value of the long-term debt is calculated based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements, unless quoted market prices were available (Level 2 inputs). The carrying amounts of short-term debt at October 2, 2021 and January 2, 2021 approximate fair value.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase. Fair value of cash equivalents approximates carrying value.

Trade Receivables and Allowance for Doubtful Accounts

The Company carries unsecured trade receivables at the original invoice amount less an estimate made for doubtful accounts based on a monthly review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. The Company writes off trade receivables when deemed uncollectible. The Company records recoveries of trade receivables previously written off when payment is received. The Company considers a trade receivable to be past due if any portion of the receivable balance is outstanding for more than ninety days. The Company does not charge interest on past due receivables. The Company has no allowance for doubtful accounts as of October 2, 2021 or January 2, 2021.

Inventories

Inventories, consisting primarily of appliances, are stated at the lower of cost, determined on a specific identification basis, or net realizable value. The Company provides estimated provisions for the obsolescence of appliance inventories, including adjustment to market, based on various factors, including the age of such inventory and management’s assessment of the need for such provisions. We look at historical inventory aging reports and margin analyses in determining our provision estimate. A revised cost basis is used once a provision for obsolescence is recorded. The Company has no reserve for excess or obsolete inventory as of October 2, 2021 or January 2, 2021.

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

The Company periodically reviews property and equipment when events or changes in circumstances indicate that their carrying amounts may not be recoverable or their depreciation or amortization periods should be accelerated. We assess recoverability based on several factors, including our intention with respect to maintaining our facilities and projected discounted cash flows from operations. An impairment loss would be recognized for the amount by which the carrying amount of the assets exceeds their fair value, as approximated by the present value of their projected discounted cash flows.

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

There was no impairment of intangibles as of October 2, 2021 or January 2, 2021 based on the intangible asset impairment review performed as of those dates.

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

Revenue Recognition

Biotechnology Revenue

The Company is currently generating no revenue from its Biotechnology segment.

Recycling Revenue

The Company provides replacement appliances and provides appliance pickup and recycling services for consumers (“end users”) of public utilities, our customers. As part of the Company's de-manufacturing and recycling process, it receives revenue from scrap dealers for refrigerant, steel, plastic, glass, copper and other residual items.

The Company accounts for revenue in accordance with Accounting Standards Codification 606 Revenue from Contracts with Customers.

Under the revenue standard, the Company determines revenue recognition through the following steps:

a.
Identification of the contract, or contracts, with a customer,
b.
Identification of the performance obligations in the contract,
c.
Determination of the transaction price,
d.
Allocation of the transaction price to the performance obligations in the contract, and
e.
Recognition of revenue when, or as, the performance obligation(s) is satisfied.

As part of our assessment of each contract, the Company evaluates certain factors including the customer’s ability to pay, or credit risk. For each contract, the Company considers the promise to transfer products or services, each of which is distinct, to be the identified performance obligations. In determining the transaction price, the price stated on the contract is typically fixed and represents the net consideration to which the Company expects to be entitled per order, and therefore there is no variable consideration. As the Company’s standard payment terms are less than 90 days, the Company has elected, as a practical expedient, to not assess whether a contract has a significant financing component. The Company allocates the transaction price to each distinct product or service based on its relative standalone selling price. The product or service price, as specified on the contract, is considered the standalone selling price as it is an observable source that depicts the price as if sold to a similar customer in similar circumstances.

Replacement Product Revenue

The Company generates revenue by providing replacement appliances. Revenue is recognized at the point in time when control of the replacement product is transferred to the end user and when performance obligations are satisfied, which typically occurs upon delivery from the Company's center facility and installation at the end user’s home.

Recycling Services Revenue

The Company generates revenue by providing pickup and recycling services. Revenue is recognized at the point in time when a to-be recycled appliance has been picked up and transfer of ownership has occurred, thereby satisfying the performance obligation.

Byproduct Revenue

The Company generates other recycling byproduct revenue (the sale of copper, steel, plastic, and other recoverable non-refrigerant byproducts) as part of a de-manufacturing process. The Company recognizes byproduct revenue upon delivery and transfer of control of the byproduct to a third-party recycling customer having mutually agreed upon a price per pound, and that collection is reasonably assured. Transfer of control occurs at the time the customer assumes possession of the byproduct material. Revenue recognized is a function of byproduct weight, type and, in some cases, volume of the byproduct delivered multiplied by the market rate as quoted.

Contract Liability

Receivables are recognized in the period the Company ships the product or provides the service. Payment terms on invoiced amounts are based on contractual terms with each customer. When the Company receives consideration, or such consideration is unconditionally due, prior to transferring goods or services to the customer under the terms of a sales contract, they are recorded as deferred revenue, which represents a contract liability. The Company recognizes a contract liability as net sales once control of goods and/or services have been transferred to the customer and all revenue recognition criteria have been met, and any constraints have been resolved. The Company defers product costs until recognition of the related revenue occurs.

Assets Recognized from Costs to Obtain a Contract with a Customer

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company has concluded that no material costs have been incurred to obtain and fulfill our FASB Accounting Standards Codification, or ASC 606 contracts, meet the capitalization criteria, and as such, there are no material costs deferred and recognized as assets on the consolidated balance sheet at October 2, 2021 or January 2, 2021.

Other:

a.
Taxes collected from customers and remitted to government authorities and that are related to sales of the Company's products are excluded from revenues.
b.
Sales commissions are expensed when incurred because the amortization period would have been one year or less. These costs are recorded in Selling, General and Administrative expense.
c.
The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with original expected lengths of one year or less or (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for the services performed.

The majority of the Company's revenue recognized is derived from contracts with customers.

Technology Revenue

The Company is currently generating no revenue from its Technology segment.

Shipping and Handling

The Company classifies shipping and handling charged to customers as revenues and classifies costs relating to shipping and handling as cost of revenues.

Advertising Expense

Advertising expense is charged to operations as incurred. Advertising expense totaled approximately $6,000 and $162,000 for the 13 weeks ended October 2, 2021 and September 26, 2020, respectively, and approximately $6,000 and $284,000 for the 39 weeks ended October 2, 2021 and September 26, 2020, respectively.

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

Lease Accounting

The Company accounts for leases in accordance with ASC 842 - Leases. This accounting standard requires all lessees to record the impact of leasing contracts on the balance sheet as a right to use asset and corresponding liability. This is measured by taking the present value of the remaining lease payments over the lease term and recording a right to use asset (“ROU”) and corresponding lease obligation for lease payments. Rent expense is realized on a straight-line basis and the lease obligation is amortized based on the effective interest method. The amounts recognized reflect the present value of remaining lease payments for all leases that have a lease term greater than 12 months. The discount rate used is an estimate of the Company’s incremental borrowing rate based on information available at lease commencement.

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

The Company leases warehouse facilities and office space. These assets and properties are generally leased under noncancelable agreements that expire at various dates through 2025 with various renewal options for additional periods. The agreements, which have and continue to be classified as operating leases, generally provide for base rent and require us to pay all insurance, taxes and other maintenance costs. The Company’s operating leases are exclusively for building space in the different cities we have operations. The lease terms typically last from 2-3 years with some being longer or shorter depending on needs of the business and the lease partners. The Company has also engages in month-to-month leases for parking spaces that the Company has elected to expense as incurred. Our lease agreements do not include variable lease payments. The Company's lessors offer options to extend lease terms as leases expire, and management evaluates current rental markets and other strategic factors in making the decision whether to renew. When leases are within six months of renewal, management will estimate probabilities of renewing for an additional term based on market and strategic factors, and if the probability is more likely than not that the lease will be renewed, the financials will assume the lease is renewed under the lease renewal option.

The Company's operating leases contain no residual value guarantees or contain restrictive covenants.

Lease amounts accounted for under ASC 842 were determined based on analysis of the lease contracts using lease payments and timing as documented in the contract. Non-lease contracts were also evaluated to determine if the contract terms provided an asset that was controlled by the Company, and provided it with substantially all relevant economic benefits. The Company is not a party to any contracts containing embedded leases. All lease contracts were reviewed, and distinctions made between lease and non-lease payments. Only payments related to the lease of the asset were included in lease payment calculations. Management uses an estimation of its incremental borrowing rate at lease commencement over similar terms as the lease contracts in determining the present value of its lease obligations.

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

Segment Reporting

ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company has determined it has three reportable segments.

Concentration of Credit Risk

The Company maintains cash balances at several banks in several states including, California, Minnesota, and Nevada. Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution as of October 2, 2021. At times, balances may exceed federally insured limits.

Note 3: Trade and other receivables

	October 2, 2021	January 2, 2021
Trade receivables, net	$7,433	$4,174
Factored accounts receivable	(2,527)	(891)
Prestige Capital reserve receivable	460	162
Other receivables	165	155
Trade and other receivables, net	$5,531	$3,600

Trade accounts receivable	$5,148	$2,698
Un-billed trade receivables	2,285	1,476
Total trade receivables, net	$7,433	$4,174

Note 4: Inventory

Appliances held for sale are stated at the lower of cost, determined on a specific identification basis, or net realizable value. Inventory raw material - chips, are stated at the lower of average cost or net realizable value. Total inventory consists of the following as of October 2, 2021 and January 2, 2021:

	October 2, 2021	January 2, 2021
Appliances held for resale	$1,047	$1,430
Inventory - raw material - chips	105	200
Total inventory	$1,152	$1,630

The Company provides estimated provisions for the obsolescence of inventories, including adjustments to net realizable value, based on various factors, including the age of such inventory and our management’s assessment of the need for such provisions. The Company reviews historical inventory aging reports and margin analyses in determining our provision estimate. A revised cost basis is used once a provision for obsolescence is recorded. As of October 2, 2021 and January 2, 2021, the Company has recorded no inventory reserve.

Note 5: Prepaids and other current assets

Prepaids and other current assets as of October 2, 2021 and January 2, 2021 consist of the following:

	October 2, 2021	January 2, 2021
Prepaid insurance	$621	$371
Prepaid rent	175	95
Prepaid purchase orders	—	366
Prepaid other	411	304
Total prepaid expenses and other current assets	$1,207	$1,136

Note 6: Note receivable

On December 30, 2017, the Company sold its retail appliance segment, ApplianceSmart, Inc. (“ApplianceSmart”) to ApplianceSmart Holdings LLC (the “Purchaser”), a wholly owned subsidiary of Live Ventures Incorporated, pursuant to a Stock Purchase Agreement (the “Agreement”). Pursuant to the Agreement, the Purchaser purchased from the Company all of the issued and outstanding shares of capital stock (the “Stock”) of ApplianceSmart in exchange for $6.5 million (the “Purchase Price”). Per the Agreement, the Purchase Price was due and payable on or before March 31, 2018.

Between March 31, 2018 and April 24, 2018, the Purchaser and the Company negotiated in good faith the method of payment of the remaining outstanding balance of the Purchase Price. On April 25, 2018, the Purchaser delivered to the Company a promissory note (the “ApplianceSmart Note”) in the original principal amount of approximately $3.9 million (the “Original Principal Amount”), as such amount may be adjusted per the terms of the ApplianceSmart Note. The ApplianceSmart Note is effective as of April 1, 2018 and matured on April 1, 2021 (the “Maturity Date”). The ApplianceSmart Note bears interest at 5% per annum with interest and principal payable at the Maturity Date. ApplianceSmart provided the Company a guaranty of repayment of the ApplianceSmart Note. The remaining approximately $2.6 million of the Purchase Price was paid in cash by the Purchaser to the Company. The Purchaser may reborrow funds, and pay interest on such re-borrowings, from the Company up to the Original Principal Amount.

On December 26, 2018, the ApplianceSmart Note was amended and restated to grant the Company a security interest in the assets of the Purchaser, ApplianceSmart, and ApplianceSmart Contracting Inc. in exchange for modifying the repayment terms to provide for payment in full of all principal and accrued interest on April 1, 2021, the maturity date of the ApplianceSmart Note.

On March 15, 2019, the Company entered into agreements with third parties pursuant to which it agreed to subordinate the payment of indebtedness under the ApplianceSmart Note and the Company’s security interest in the assets of ApplianceSmart in exchange for a prepayment of up to $1.2 million.

On December 9, 2019, ApplianceSmart filed a voluntary petition in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of Title 11 of the United States Code. As a result, the Company has recorded an impairment charge of approximately $3.0 million for the amount owed by ApplianceSmart to the Company as of December 28, 2019. The outstanding balance of the ApplianceSmart Note as of October 2, 2021 and January 2, 2021 was approximately $3.0 million and $3.0 million, respectively, exclusive of impairment charges.

On October 13, 2021, a hearing was held to consider approval of the Disclosure Statement filed by ApplianceSmart in conjunction with its bankruptcy proceedings. The Disclosure Statement was approved by the court, subject to minor amendment, and a directive issued that an order for a final confirmation hearing be drafted and scheduled in the foreseeable future.

Note 7: Property and Equipment

Property and equipment as of October 2, 2021 and January 2, 2021 consist of the following:

	Useful Life (Years)	October 2, 2021	January 2, 2021
Buildings and improvements	3-30	$80	$75
Equipment	3-15	2,993	2,528
Projects under construction		1,447	387
Property and equipment		4,520	2,990
Less accumulated depreciation and amortization		(2,386)	(2,258)
Total property and equipment, net		$2,134	$732

Depreciation expense was approximately $53,000 and $27,000 for the 13 weeks ended October 2, 2021 and September 26, 2020, respectively. Depreciation expense was approximately $128,000 and $68,000 for the 39 weeks ended October 2, 2021 and September 26, 2020, respectively.

Equipment Financing Agreement

On March 25, 2021, ARCA Recycling entered into a Master Equipment Finance Agreement (collectively, the “Equipment Finance Agreement”) with KLC Financial, Inc. (“KLC”). Under the terms of the Equipment Finance Agreement, KLC has agreed to make loans to ARCA Recycling secured by certain equipment purchased or to be purchased by ARCA Recycling on terms set forth or to be set forth in schedules to the Equipment Finance Agreement. Under the terms of Schedule No. 01 (the “Initial Loan”), KLC has agreed to loan ARCA Recycling approximately $1.8 million secured by existing equipment of and new equipment to be purchased by ARCA Recycling. ARCA Recycling will make monthly payments of $31,000, inclusive of principal and interest, over a period of five years, at which time it is intended that the Initial Loan will be repaid in full. The Initial Loan bears interest at 7.59% per annum. KLC will have a first priority security interest over, among other things, all equipment identified in the schedules. The Initial Loan is guaranteed by Virland Johnson, the Chief Financial Officer of JanOne and Chief Financial Officer and Secretary of ARCA Recycling. The Equipment Finance Agreement contains customary affirmative and negative covenants, representations and warranties, and events of default for transactions of this nature.

Note 8: Intangible Assets

Intangible assets as of October 2, 2021 and January 2, 2021 consist of the following:

	October 2, 2021	January 2, 2021
Intangible assets GeoTraq	$26,096	$26,096
Patent and domains	23	23
Computer software	4,559	4,494
Intangible assets	30,678	30,613
Less accumulated amortization	(19,632)	(16,624)
Total intangible assets	$11,046	$13,989

The useful life and amortization period of the GeoTraq intangible acquired is seven years from the acquisition date of August 18, 2017. Intangible amortization expense was approximately $998,000 and $1.0 million for the 13 weeks ended October 2, 2021 and September 26, 2020, respectively. Intangible amortization expense was approximately $3.0 million and $3.0 million for the 39 weeks ended October 2, 2021 and September 26, 2020, respectively.

Note 9: Deposits and other assets

Deposits and other assets as of October 2, 2021 and January 2, 2021 consist of the following:

	October 2, 2021	January 2, 2021
Deposits	$217	$169
Other	50	62
Total deposits and other assets	$267	$231

Deposits are primarily refundable security deposits incurred as a result of property leases.

Note 10: Leases

The Company accounts for leases in accordance with ASC 842. The amount recorded is the present value of all remaining lease payments for leases with terms greater than 12 months. The right of use asset is offset by a corresponding liability. The discount rate is based on an estimate of our incremental borrowing rate for terms similar to our lease terms at the time of lease commencement. The asset will be amortized over remaining lease terms. See Lease Accounting in Note 2.

Total present value of lease payments as of October 2, 2021:

Remainder 2021	$442
2022	1,390
2023	953
2024	684
2025	362
2026	210
Total	4,041
Less Interest	(485)
Present Value of Payments	$3,556

During the 39 weeks ended October 2, 2021 and September 26, 2020, approximately $1.1 million and $965,000, respectively, was included in operating cash flow for amounts paid for operating leases.

Additionally, the Company obtained right-of-use assets in exchange for lease liabilities of approximately $1.8 million upon commencement of new and renewed operating leases during the 39 weeks ended October 2, 2021. The weighted average lease term for operating leases is 3.2 years and the weighted average discount rate is 8%.

Note 11: Accrued Liabilities

Accrued liabilities as of October 2, 2021 and January 2, 2021 consist of the following:

	October 2, 2021	January 2, 2021
Compensation and benefits	$860	$604
Contract liability	32	292
Accrued incentive and rebate checks	1,625	1,220
Accrued transportation costs*	1,388	662
Accrued guarantees	767	767
Accrued purchase orders	—	177
Accrued taxes	508	299
Accrued litigation settlement	680	—
Other	267	867
Total accrued expenses	$6,127	$4,888

*Accrued transportation costs are related to delayed billing from certain vendors.

Contract liabilities rollforward

The following table summarizes the contract liability activity for the 13 weeks ended October 2, 2021:

Beginning balance, January 2, 2021	$292
Accrued	165
Settled	(425)
Ending balance, October 2, 2021	$32

Note 12: Accrued Liability – California Sales Tax

The Company operates in fourteen states in the U.S. and in various provinces in Canada. From time to time, the Company is subject to sales and use tax audits that could result in additional taxes, penalties and interest owed to various taxing authorities.

The California Department of Tax and Fee Administration (formerly known as the California Board of Equalization) (“CDTFA”) conducted a sales and use tax examination covering ARCA Recycling’s California operations for years 2011, 2012 and 2013. The Company believed it was exempt from collecting sales taxes under service agreements with utility customers that included appliance replacement programs. During the fourth quarter of 2014, the Company received communication from the CDTFA indicating they were not in agreement with the Company’s interpretation of the law. As a result, the Company applied for and, as of February 9, 2015, received approval to participate in the CDTFA’s Managed Audit Program. The period covered under this program included the years 2011, 2012, 2013 and extended through the nine-month period ended September 30, 2014.

On April 13, 2017 the Company received the formal CDTFA assessment for sales tax for tax years 2011, 2012 and 2013 in the amount of approximately $4.1 million plus applicable interest of $500,000 related to the appliance replacement programs that the Company administered on behalf of its customers on which it did not assess, collect or remit sales tax. The Company has appealed this assessment to the CDTFA Appeals Bureau. The appeal remains in process. Interest continues to accrue until the matter is settled.

As of October 2, 2021, and January 2, 2021, the Company's accrued liability for California sales tax was approximately $6.0 million and $5.8 million respectively.

Note 13: Income Taxes

The Company's overall effective tax rate was 4.5% for the 39 weeks ended October 2, 2021, and a tax provision expense of approximately $236,000 was recorded against a pre-provision loss of approximately $5.2 million. The Company's overall effective tax rate was 7.5% for the 39 weeks ended September 26, 2020, and it had a tax benefit of approximately $448,000 against a pre-provision loss of approximately $6.0 million. The effective tax rates and related provisional tax amounts vary from the U.S. federal statutory rate due to state taxes, foreign taxes, share-based compensation, valuation allowance, and certain non-deductible expenses.

The Company regularly evaluates both positive and negative evidence related to retaining a valuation allowance against certain deferred tax assets. The realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The Company has concluded, based on the weight of evidence, that a valuation allowance should be maintained against deferred tax assets that are not expected to be utilized in the near future. The Company continues to recognize a full valuation allowance against its Canadian operations.

Note 14: Short Term Debt

Short term debt and other financing obligations as of October 2, 2021 and January 2, 2021, consist of the following:

	October 2, 2021	January 2, 2021
AFCO Finance	$419	$144
Payroll protection program	—	1,872
Vendor advance payments	75	1,026
Total short term debt	$494	$3,042

AFCO Finance

The Company has entered into a financing agreement with AFCO Credit Corporation (“AFCO”) purchased through Marsh Insurance on an annual basis to fund the annual premiums on insurance policies due July 1 of each year. These policies relate to workers’ compensation and various liability policies including, but not limited to, General, Auto, Umbrella, Property, and Directors’ and Officers’ insurance. The total amount of the premiums financed during July 2021 was approximately $538,000 with an interest rate of 3.3%. An initial down payment of approximately $134,000 was due on July 1, 2021 with additional monthly payments of approximately $61,000 made beginning August 1, 2021 and ending on April 1, 2022.

The outstanding principal due AFCO at October 2, 2021 and January 2, 2021 was approximately $419,000 and $144,000, respectively.

Payroll Protection Program

On May 1, 2020, the Company entered into a promissory note (the “Promissory Note”) with Texas Capital Bank, N.A. that provides for a loan in the amount of approximately $1.8 million (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP Loan matures on April 27, 2022 and bears interest at a rate of 1.0% per annum. Monthly amortized principal and interest payments are deferred for six months after the date of disbursement. The Promissory Note contains events of default and other provisions customary for a loan of this type. The Paycheck Protection Program provides that the use of the PPP Loan amount shall be limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. The PPP Loan was forgiven during the first quarter of fiscal 2021.

Customer Advance Payments

As of the period ending June 27, 2020, the Company received advance payments authorized by the California Public Utilities Commission and processed through two California utilities for the purposes of sustaining the workforce during the COVID-19 pandemic shutdown. The use of these funds was limited to labor and labor benefits for impacted employees. Portions of these advances are forgivable if certain conditions are met, the specifics which have not yet been finalized. Advance payments that are not forgiven will need to be paid back in full by December 31, 2021. Total funding received under this program as of September 2020 amounted to approximately $1.2 million. As of October 2, 2021, approximately $1.1 million was settled, and a balance of approximately $75,000 remaining outstanding.

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

The Company continues to assert that the SEC’s pursuit of this matter will not result in any benefit to investors and instead will only serve as a distraction from core business. Live Ventures enlisted the representation of highly experienced and respected attorney John Hueston of the law firm Hueston Hennigan; on October 1, 2021, Mr. Hueston, on behalf of the Company, filed a motion with the court to dismiss the complaint.

The Defendants strongly dispute and deny the allegations and are vigorously defending themselves against the claims.

Skybridge

On December 29, 2016, the Company served a Minnesota state court complaint for breach of contract on Skybridge Americas, Inc. (“SA”), the Company’s primary call center vendor throughout 2015 and most of 2016. The Company seeks damages in the millions of dollars as a result of alleged overcharging by SA and lost client contracts. On January 25, 2017, SA served a counterclaim for unpaid invoices in the amount of approximately $460,000 plus interest and attorneys’ fees. On March 29, 2017, the Hennepin County district court (the “District Court”) dismissed the Company’s breach of contract claim based on SA’s overuse of its Canadian call center but permitted the Company’s remaining claims to proceed. Following motion practice, on January 8, 2018 the District Court entered judgment in SA’s favor, which was amended as of February 28, 2018, for a total amount of approximately $614,000 including interest and attorneys’ fees. On March 4, 2019, the Minnesota Court of Appeals (the “Court of Appeals”) ruled and (i) reversed the District Court’s judgment in favor of Skybridge on the call center location claim and remanded the issue back to the District Court for further proceedings, (ii) reversed the District Court’s judgment in favor of Skybridge on the net payment issue and remanded the issue to the District Court for further proceedings, and (iii) affirmed the District Court’s judgment in Skybridge’s favor against the Company’s claim that Skybridge breached the contract when it failed to meet the service level agreements. As a result of the decision by the Court of Appeals, the District Court’s award of interest and attorneys’ fees, etc. was reversed. The Company and SA held a mediation session in July 2020. Trial was held in August 2020 and on February 1, 2021, the District Court assessed damages against the Company in the amount of approximately $715,000 plus interest, fees, and costs. The Company filed a motion for a new trial and is waiting for the District Court to rule.

AMTIM Capital

AMTIM Capital, Inc. (“AMTIM”) acts as the Company’s representative to market our recycling services in Canada under an arrangement that pays AMTIM for revenues generated by recycling services in Canada as set forth in the agreement between the parties. A dispute has arisen between AMTIM and the Company with respect to the calculation of amounts due to AMTIM pursuant to the agreement. In a lawsuit filed in the province of Ontario, AMTIM claims a discrepancy in the calculation of fees due to AMTIM by the Company of approximately $2.0 million. Although the outcome of this claim is uncertain, the Company believes that no further amounts are due under the terms of the agreement and that it will continue to defend its position relative to this lawsuit. Trial is currently scheduled for late Fall 2021.

GeoTraq

On or about April 9, 2021, GeoTraq, Gregg Sullivan, Tony Isaac, and we, among others, resolved all of their claims that related to, among other items, the Company's acquisition of GeoTraq in August 2017, all post-acquisition activities, and Mr. Sullivan’s post-acquisition employment relationship with GeoTraq (all of such claims, the “GeoTraq Matters”). The resolution was effectuated through the parties’ execution and delivery of a Settlement Agreement and Mutual Agreement of Claims (the “GeoTraq Settlement Agreement”).

Under the terms of the Settlement Agreement, the Company, on its own behalf and on behalf of GeoTraq and Mr. Isaac, agreed to tender to Mr. Sullivan an aggregate of $1.95 million (the “GeoTraq Settlement Consideration”) in the following manner: (i) $250,000, which was tendered in cash on or about the date of the Settlement Agreement and (ii) up to 10 quarterly installments of not less than $170,000 that commenced on June 1, 2021, and shall continue not less frequently than every three months thereafter (the “GeoTraq Installments”). The Company may tender the GeoTraq Installments in cash or in the equivalent value of shares of its common stock (the value of the shares to be determined by a formula set forth in the Settlement Agreement), in either case at the Company's discretion. The Company may also prepay one or more GeoTraq Installments in full or in part at any time or from time to time either in cash or in shares of its common stock (a “GeoTraq Prepayment”). If the Company elects to prepay one or more GeoTraq Installments with shares of its common stock, Mr. Sullivan reserves the right not to consent to a tender thereof in excess of 50% of the value of that specific GeoTraq Prepayment; however, Mr. Sullivan is restricted in the reasons for which he can refuse to provide his written consent. The number of shares of our common stock to be issued upon any GeoTraq Prepayment is determined by a different formula than the one to be utilized for a GeoTraq Installment. As of October 2, 2021, the balance due under the settlement agreement was approximately $1.4 million.

Pursuant to the terms of the Settlement Agreement, Mr. Sullivan provided the Company with his proxy to vote his remaining shares of its Series A-1 Preferred Stock that the Company had issued to him in connection with its acquisition of GeoTraq in 2017, as well as his proxy for the shares of the Company's common stock into which those shares of preferred stock may be converted. The Company may utilize the proxy in the context of an annual meeting of its stockholders, a special meeting of its stockholders, and a written consent of its stockholders. Subject to the above-described contingent GeoTraq Prepayment tender 50% restriction, Mr. Sullivan provided the Company with the sole ability to determine the time and amount of each conversion of those shares of preferred stock.

The parties to the Settlement Agreement released and forever discharged one another from any and all known and unknown claims that were asserted or could have been asserted arising out of the GeoTraq Litigation Matters.

Other Commitments

As previously disclosed and as discussed in Note 6: Note receivable, on December 30, 2017, the Company disposed of its retail appliance segment and sold ApplianceSmart to the Purchaser. In connection with that sale, as of December 28, 2019 the Company has an aggregate amount of future real property lease payments of approximately $767,000 which represents amounts guaranteed or which may be owed under certain lease agreements to third party landlords in which the Company either remains the counterparty, is a guarantor, or has agreed to remain contractually liable under the lease (“ApplianceSmart Leases”).

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

The Company is party from time to time to other ordinary course disputes that we do not believe to be material to our financial condition as of October 2, 2021.

Note 16: Shareholders’ Equity

Common Stock: Our Articles of Incorporation authorize 200,000,000 shares of common stock that may be issued from time to time having such rights, powers, preferences and designations as the Board of Directors may determine. During the 39 weeks ended September 26, 2020, 104,798 shares of common stock were granted and issued in lieu of professional services at a fair value of approximately $351,000. Additionally, the Company was amortizing the fair value of 223,214 common shares granted during September 2019, but not vested, in lieu of professional services at a fair value of $1.0 million. This agreement terminated during August 2020. As such, 71,607 common shares were returned to the Company and the related stock-based compensation was reversed. There were no similar transactions for the 39 weeks ended October 2, 2021.

As of October 2, 2021, and January 2, 2021, there were 2,827,410, and 1,829,982 shares, respectively, of common stock issued and outstanding.

Equity Offering

On January 29, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Purchasers”) for the sale by the Company in a registered direct offering (the “Offering”) of 571,428 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a purchase price per share of Common Stock of $10.50. The Offering closed on February 2, 2021 with gross proceeds to the Company of approximately $6.0 million before deducting placement agent fees and other offering expenses. The Company is utilizing the net proceeds for general working capital.

The Purchase Agreement contains customary representations, warranties and agreements by the Company and the Purchasers and customary indemnification rights and obligations of the parties.

A.G.P./Alliance Global Partners acted as the sole placement agent (the “Placement Agent”) for the Company on a “reasonable best efforts” basis in connection with the Offering. The Company entered into a Placement Agency Agreement, dated as of January 29, 2021, by and between the Company and the Placement Agent (the “Placement Agency Agreement”). Pursuant to the Placement Agency Agreement, the Placement Agent was paid a cash fee of 7% of the gross proceeds paid to the Company for the securities or $420,000, and reimbursement for accountable legal expenses incurred by it in connection with the Offering of $35,000.

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

Stock options: The 2016 Plan, which replaces the 2011 Plan, authorizes the granting of awards in any of the following forms: (i) incentive stock options, (ii) nonqualified stock options, (iii) restricted stock awards, and (iv) restricted stock units, and expires on the earlier of October 28, 2026, or the date that all shares reserved under the 2016 Plan are issued or no longer available. The 2016 Plan provides for the issuance of up to 800,000 shares of common stock pursuant to awards granted under the Plan. The vesting period is determined by the Board of Directors at the time of the stock option grant. As of October 2, 2021, and January 2, 2021, 90,000 and 78,000 options were outstanding under the 2016 Plan, respectively.

The Company's 2011 Plan authorizes the granting of awards in any of the following forms: (i) stock options, (ii) stock appreciation rights, and (iii) other share-based awards, including but not limited to, restricted stock, restricted stock units or performance shares, and expires on the earlier of May 12 2021, or the date that all shares reserved under the 2011 Plan are issued or no longer available. As of October 2, 2021, and January 2, 2021, 30,500 and 35,900 options, respectively, were outstanding under the 2011 Plan. No additional awards will be granted under the 2011 Plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. 38,000 options were granted during the 39 weeks ended October 2, 2021.

Additional information relating to all outstanding options is as follows:

		Weighted Average	Aggregate	Weighted Average Remaining
	Options Outstanding	Exercise Price	Intrinsic Value	Contractual Life
Outstanding at December 28, 2019	44,400	$13.31	$—	3.0
Granted	74,000	3.84
Cancelled/expired	(4,500)	9.45
Outstanding at January 2, 2021	113,900	$11.97	$78	7.0
Granted	38,000	8.16
Exercised	(6,000)	4.32
Cancelled/expired/forfeited	(25,400)	8.28
Balance at October 2, 2021	120,500	$7.52	$180	7.1

The Company recognized approximately $49,000 and $46,000 share-based compensation expense related to option grants for the 13 weeks ended October 2, 2021 and September 26, 2020, respectively. The Company recognized approximately $275,000 and $118,000 share-based compensation expense related to option grants for the 39 weeks ended October 2, 2021 and September 26, 2020, respectively.

As of October 2, 2021 the Company has approximately $34,000 of unrecognized share-based compensation expense (net of estimated forfeitures) associated with stock option awards which the company expects to recognize as share-based compensation expense through Q2 2022.

Series A-1 Preferred Stock:

During April 2021, 21,000 shares of the Company’s Series A-1 Preferred Stock were converted into 420,000 shares of the Company’s common stock. Shares of Series A-1 Preferred Stock are convertible into the Company’s common shares at a ratio of 1:20. As of October 2, 2021 and January 2, 2021, there were 238,729 and 258,729 shares, respectively, of Series A-1 Preferred Stock outstanding.

Warrants:

As of October 2, 2021, and January 2, 2021, there were 33,363 warrants outstanding to purchase 33,363 shares of common stock at a price of $3.40 per share, which expire in November 2021.

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

The following table presents the computation of basic and diluted net loss per share:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net loss	$(968)	$(810)	$(5,445)	$(5,535)
Basic
Basic loss per share	$(0.34)	$(0.43)	$(2.09)	$(2.98)
Weighted average common shares outstanding	2,827,410	1,871,321	2,601,827	1,860,270
Diluted
Diluted loss per share	$(0.34)	$(0.43)	$(2.09)	$(2.98)
Weighted average common shares outstanding	2,827,410	1,871,321	2,601,827	1,860,270

Potentially dilutive securities totaling 66,000 and 135,263 were excluded from the calculation of diluted net loss per share for the 39 weeks ended October 2, 2021 and September 26, 2020, respectively, because the effects were anti-dilutive based on the application of the treasury stock method.

Note 18: Major Customers and Suppliers

For the 13 weeks ended October 2, 2021, one customer represented approximately 13% of the Company's total revenue. For the 39 weeks ended October 2, 2021, one customer represented approximately 15% of the Company's total revenue. For the 13 weeks ended September 26, 2020, one customer represented approximately 30% of the Company's total revenue. For the 39 weeks ended September 26, 2020, two customers represented a combined 32% of the Company's total revenue.

As of October 2, 2021, three customers represented a combined 34% of the Company's total trade receivables. As of January 2, 2021, three customers represented more than 10% of the Company's total trade receivables, and representing 37% of the Company's trade receivables in aggregate.

During the 13 weeks and 39 weeks ended October 2, 2021 and September 26, 2020, the Company purchased appliances for resale from four suppliers. The Company has, and is continuing to, secure other vendors from which to purchase appliances. However, the curtailment or loss of one of these suppliers or any appliance supplier could adversely affect our operations.

Note 19: Defined Contribution Plan

The Company has a defined contribution salary deferral plan covering substantially all employees under Section 401(k) of the Internal Revenue Code. The Company contributes an amount equal to 10 cents for each dollar contributed by each employee up to a maximum of 5% of each employee’s compensation. The Company recognized expense for contributions to the plans of approximately $16,000 and $8,000 for the 13 weeks ended October 2, 2021 and September 26, 2020, respectively, and approximately $22,000 and $20,000 for the 39 weeks ended October 2, 2021 and September 26, 2020, respectively.

Note 20: Segment Information

The Company operates within targeted markets through three reportable segments for continuing operations: biotechnology, recycling, and technology. The biotechnology segment commenced operations in September 2019 and is focused on development of new and innovative solutions for ending the opioid epidemic ranging from digital technologies to educational advocacy. The recycling segment includes all fees charged and costs incurred for collecting, recycling and installing appliances for utilities and other customers. The recycling segment also includes byproduct revenue, which is primarily generated through the recycling of appliances. The technology segment designs wireless modules to connect devices to the Mobile Internet of Things (“IoT”) which contain location-based service (“LBS”) capabilities and can interface to external sensors to allow them to communicate both sensor status and position information. The nature of products, services and customers for each segment varies significantly. As such, the segments are managed separately. Our Chief Executive Officer has been identified as the Chief Operating Decision Maker (“CODM”). The CODM evaluates performance and allocates resources based on sales and income from operations of each segment. Operating loss represents revenues less cost of revenues and operating expenses, including certain allocated selling, general and administrative costs. There are no intersegment sales or transfers.

The following tables present our segment information for the 13 weeks ended October 2, 2021 and September 26, 2020 and the 39 weeks ended October 2, 2021 and September 26, 2020:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Revenues
Biotechnology	$—	$—	$—	$—
Recycling	12,113	12,266	29,391	24,723
Technology	—	—	—	—
Total Revenues	$12,113	$12,266	$29,391	$24,723
Gross profit
Biotechnology	$—	$—	$—	$—
Recycling	3,081	3,717	6,245	6,236
Technology	—	—	—	—
Total Gross profit	$3,081	$3,717	$6,245	$6,236
Operating loss
Biotechnology	$(182)	$(845)	$(1,232)	$(1,652)
Recycling	274	1,249	(1,753)	(1,526)
Technology	(936)	(1,227)	(2,820)	(3,362)
Total Operating loss	$(844)	$(823)	$(5,805)	$(6,540)
Depreciation and amortization
Biotechnology	$—	$—	$—	$—
Recycling	109	124	327	295
Technology	937	936	2,809	2,809
Total Depreciation and amortization	$1,046	$1,060	$3,136	$3,104
Interest expense, net
Biotechnology	$—	$—	$—	$—
Recycling	125	88	323	255
Technology	—	—	—	—
Total Interest expense, net	$125	$88	$323	$255
Net loss before benefit from income taxes
Biotechnology	$(182)	$(845)	$(1,232)	$(1,652)
Recycling	208	1,193	(1,145)	(879)
Technology	(961)	(1,257)	(2,832)	(3,452)
Total Net loss before benefit from income taxes	$(935)	$(909)	$(5,209)	$(5,983)

	As of October 2, 2021	As of January 2, 2021
Assets
Biotechnology	$—	$—
Recycling	16,777	10,614
Technology	10,833	13,737
Total Assets	$27,610	$24,351

Intangible assets
Biotechnology	$—	$—
Recycling	327	470
Technology	10,719	13,519
Total Intangible assets	$11,046	$13,989

Note 21: Related Parties

Shared Services

Tony Isaac, the Company’s Chief Executive Officer, is the father of Jon Isaac, President and Chief Executive Officer of Live Ventures Incorporated (“Live Ventures”) and managing member of ICG, a greater than 5% stockholder of the Company. Tony Isaac, Chief Executive Officer, and Richard Butler, Board of Directors member of the Company, are Board of Directors members of Live Ventures. The Company also shares certain executive, accounting and legal services with Live Ventures. The total services shared were approximately $86,000 and $61,000 for the 13 weeks ended October 2, 2021 and September 26, 2020, respectively, and approximately $220,000 and $186,000 for the 39 weeks ended October 2, 2021 and September 26, 2020, respectively. Customer Connexx rents approximately 9,900 square feet of office space from Live Ventures in Las Vegas, Nevada. The total rent and common area expense was approximately $62,000 and $54,000 for the 13 weeks ended October 2, 2021 and September 26, 2020, respectively, and approximately $168,000 and $144,000 for the 39 weeks ended October 2, 2021 and September 26, 2020, respectively.

ApplianceSmart Note

On December 30, 2017, Purchaser entered into the Agreement and purchased from the Company all of the Stock of ApplianceSmart in exchange for the Purchase Price. Effective April 1, 2018, the Purchaser issued the ApplianceSmart Note with a three-year term in the original principal amount of approximately $3.9 million for the balance of the purchase price. ApplianceSmart is guaranteeing the repayment of the ApplianceSmart Note.

On December 30, 2017, Purchaser entered into the Agreement with the Company and ApplianceSmart. Pursuant to the Agreement, the Purchaser purchased from the Company all of the Stock of ApplianceSmart in exchange for the Purchase Price. Effective April 1, 2018, the Purchaser issued the ApplianceSmart Note with a three-year term in the original principal amount of approximately $3.9 million for the balance of the purchase price. ApplianceSmart is guaranteeing the repayment of the ApplianceSmart Note.

On December 26, 2018, the ApplianceSmart Note was amended and restated to grant the Company a security interest in the assets of the Purchaser, ApplianceSmart, and ApplianceSmart Contracting Inc. in exchange for modifying the repayment terms to provide for the payment in full of all accrued interest and principal on April 1, 2021, the maturity date of the ApplianceSmart Note.

On March 15, 2019, the Company entered into subordination agreements with third parties pursuant to which it agreed to subordinate the payment of indebtedness under the ApplianceSmart Note and the Company’s security interest in the assets of ApplianceSmart and other related parties in exchange for up to $1.2 million payable within 15 days of the agreement. ApplianceSmart can re-borrow up to the principal amount of the Note, or approximately $3.9 million.

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

On October 13, 2021, a hearing was held to consider approval of the Disclosure Statement filed by ApplianceSmart in conjunction with its bankruptcy proceedings. The Disclosure Statement was approved by the court, subject to minor amendment, and a directive issued that an order for a final confirmation hearing be drafted and scheduled in the foreseeable future.

For discussion related to potential obligations and or guarantees under ApplianceSmart Leases, see Note 15.

Related Party ICG Group Note

On August 28, 2019, ARCA Recycling entered into and delivered to ICG a secured revolving line of credit promissory note, whereby ICG agreed to provide ARCA Recycling with a $2.5 million revolving credit facility (the “ICG Note”). The ICG Note originally matured on August 28, 2020. On August 25, 2020, the ICG Note was amended to extend the maturity date to December 31, 2020. On March 30, 2021, ARCA Recycling entered into a Second Amendment and Waiver (the “Second Amendment”) to the ICG Note to further extend the maturity date to August 18, 2021 and waive certain defaults under the ICG Note. The ICG Note bears interest at 8.75% per annum and provides for the payment of interest, monthly in arrears. ARCA Recycling will pay a loan fee of 2.0% on each borrowing made under the ICG Note. In connection with entering into the ICG Note, the Borrower also entered into a security agreement in favor of the Lender, pursuant to which ARCA Recycling granted a security interest in all of its assets to the Lender. The obligations of ARCA Recycling under the ICG Note are guaranteed by the Company. The foregoing transaction did not include the issuance of any shares of the Company’s common stock, warrants, or other derivative securities. ICG is a record and beneficial owner of approximately 16% of the outstanding common stock of the Company. Jon Isaac is the manager and sole member of ICG, and the son of Tony Isaac, the Chief Executive Officer of JanOne and ARCA Recycling.

Note 22. Sale of ARCA and Connexx

On February 19, 2021, the Company, together with its subsidiaries (a) ARCA Recycling, Inc., a California corporation (“ARCA”), and (b) Customer Connexx LLC, a Nevada limited liability company (“Connexx”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) with (i) ARCA Affiliated Holdings Corporation, a Delaware corporation, (ii) ARCA Services Inc., a Delaware corporation, and (iii) Connexx Services Inc, a Delaware corporation (collectively, the “Buyers”), pursuant to which the Buyers agreed to acquire substantially all of the assets, and assume certain liabilities, of ARCA and Connexx (the “Disposition Transaction”). The principal of the Buyers is Virland A. Johnson, our Chief Financial Officer. The Disposition Transaction was previously expected to be consummated on or before August 18, 2021 (the "Outside Date"). On August 12, 2021, the parties entered into an Amendment No. One to Asset Purchase Agreement (the “Recycling Sale Amendment”) to extend the Outside Date to September 30, 2021. In the event the Disposition Transaction is not closed by such date, the Purchase Agreement may be terminated and, in accordance with its terms, the Buyers may be required to pay to us a “break fee” of $250,000. On November 14, 2021, the parties entered into an Amendment No. Two to the Asset Purchase Agreement, which provided for the immediate termination of the transactions proposed by the Purchase Agreement, as amended by the Recycling Sale Amendment, and for an amendment to the Buyers to pay to us a “break fee.” The break fee was amended to an aggregate of $100,000, payable in two $50,000 installments: (i) the first of which is due to be paid not later than August 12, 2022 (the one-year anniversary of the Recycling Sale Agreement) and (ii) the second of which is due to be paid not later than the last day of our next fiscal year. However, if, prior to the date on which either installment of the amended break fee is payable, we sell ARCA and Connexx to an otherwise unaffiliated third party for an aggregate amount less than $25 million, then the Buyers will be relieved of their obligation to pay to us any not-yet-then-due installment of the break fee. Additionally, if, prior to the date on which the second installment of the amended break fee is payable, we have not sold ARCA and Connexx to any third party, then the Buyers will be relieved of their obligation to pay to us the second installment of the break fee. Finally, if, prior to a date on which either installment of the amended break fee is due, we sell ARCA and Connexx to the Buyers, then, the purchase price therefore will be reduced by an amount equivalent to any break fee that had been previously paid to us by the Buyers and the Buyers shall also be relieved of their obligation to pay to us any not-yet-due installment of the break fee.

The Purchase Agreement and the Disposition Transaction were unanimously approved by our Board of Directors at a meeting during the portion of which the Purchase Agreement and Disposition Transaction were considered and voted on Mr. Johnson was not present.

The purchase price that the Buyers have agreed to pay to us in the Disposition Transaction is $25 million, subject to certain adjustments, including a potential increase in the purchase price due to an earnout, the assumption of certain debt of ARCA, Connexx, or us, and potential indemnification claims (collectively, the “Initial Aggregate Consideration”). At closing, $7.5 million of the Aggregate Consideration will be paid in immediately available funds, and $17.5 million of the Initial Aggregate Consideration will be paid pursuant to the terms of the Buyers’ promissory note in our favor (the “Note”), which Note will bear interest at the rate of 6% per annum on the unpaid balance thereof. The Buyers’ payment obligations under the Note will be subordinated to the Buyers’ obligations to their Disposition Transaction lender(s), with the terms of such subordination to be determined upon Buyers’ identification of their lender(s). The parties have made customary representations, warranties, covenants, and indemnities in connection with the Disposition Transaction.

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

The Purchase Agreement contains certain representations and warranties that the parties made to each other as of the date of the Purchase Agreement or such other date as specifically referenced therein. The representations and warranties were made solely for purposes of the Purchase Agreement and (i) are subject to limitations agreed by the parties in negotiating the terms and conditions thereof, (ii) may not be accurate or complete as of any specified date, (iii) will be qualified by the underlying disclosure schedules, (iv) may be subject to a contractual standard of materiality different from those generally applicable to investors, and (v) may have been used for the purpose of allocating risk among the parties thereto, rather than for establishing any matters as facts. Information concerning the subject matter of the representations and warranties may change after July 15, 2022, which subsequent information may or may not be fully reflected in JanOne’s public disclosures. For the foregoing reasons, the representations and warranties contained in the Purchase Agreement should not be relied upon as statements of factual information.

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

Note 23. Subsequent event

Amendment to Terms of Sale of Recycling Business

As previously disclosed, on February 19, 2021, the Company together with its subsidiaries (a) ARCA Recycling, Inc., a California corporation (“ARCA”), and (b) Customer Connexx LLC, a Nevada limited liability company (“Connexx”), entered into an Asset Purchase Agreement (the “Recycling Sale Purchase Agreement”) with (i) ARCA Affiliated Holdings Corporation, a Delaware corporation, (ii) ARCA Services Inc., a Delaware corporation, and (iii) Connexx Services Inc, a Delaware corporation (collectively, the “Buyers”), pursuant to which the Buyers agreed to acquire substantially all of the assets, and assume certain liabilities, of ARCA and Connexx (the “Disposition Transaction”). The principal of the Buyers is Virland A. Johnson, our Chief Financial Officer. The Disposition Transaction was previously expected to be consummated on or before August 18, 2021 (the "Outside Date"). On August 12, 2021, the parties entered into an Amendment No. One to Asset Purchase Agreement (the “Recycling Sale Amendment”) to extend the Outside Date to September 30, 2021. Except as amended by the Recycling Sale Amendment, the terms and conditions of the Recycling Sale Purchase Agreement remain unchanged. On November 14, 2021, the parties entered into an Amendment No. Two to the Asset Purchase Agreement, which provided for the immediate termination of the transactions proposed by the Purchase Agreement, as amended by the Recycling Sale Amendment, and for an amendment to the Buyers’ requirement to pay to us a “break fee.” The break fee was amended to an aggregate of $100,000, payable in two $50,000 installments: (i) the first of which is due to be paid not later than August 12, 2022 (the one-year anniversary of the Recycling Sale Agreement) and (ii) the second of which is due to be paid not later than the last day of our next fiscal year. However, if, prior to the date on which either installment of the amended break fee is payable, we sell ARCA and Connexx to an otherwise unaffiliated third party for an aggregate amount less than $25 million, then the Buyers will be relieved of their obligation to pay to us any not-yet-then-due installment of the break fee. Additionally, if, prior to the date on which the second installment of the amended break fee is payable, we have not sold ARCA and Connexx to any third party, then the Buyers will be relieved of their obligation to pay to us the second installment of the break fee. Finally, if, prior to a date on which either installment of the amended break fee is due, we sell ARCA and Connexx to the Buyers, then, the purchase price therefor will be reduced by an amount equivalent to any break fee that had been previously paid to us by the Buyers and the Buyers shall also be relieved of their obligation to pay to us any not-yet-due installment of the break fee.

The foregoing description of the Recycling Sale Amendment is not complete and is qualified in its entirety by reference to the full text of the Amendment, a copy of which is filed as Exhibit 10.4 to this Form 10-Q and is incorporated herein by reference.

ApplianceSmart Note

On October 13, 2021, a hearing was held to consider approval of the Disclosure Statement filed by ApplianceSmart in conjunction with its bankruptcy proceedings. The Disclosure Statement was approved by the court, subject to minor amendment, and a directive issued that an order for a final confirmation hearing be drafted and scheduled in the foreseeable future. For discussion related to potential obligations and or guarantees under ApplianceSmart Leases, see Note 15.

SEC Complaint

The SEC filed its complaint against the Defendants on August 2, 2021. The Defendants strongly dispute and deny the allegations and are vigorously defending themselves against the claims. To that end, the Defendants filed a motion to dismiss the SEC’s complaint on October 1, 2021 in the Federal District Court of Nevada, see Note 15.

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

For the Thirteen Weeks Ended October 2, 2021 and September 26, 2020

Results of Operations

The following table sets forth certain statement of operations items and as a percentage of revenue, for the periods indicated:

	13 Weeks Ended		13 Weeks Ended
	October 2, 2021		September 26, 2020
Statement of Operations Data:
Revenue	$12,113	100.0%	$12,266	100.0%
Cost of revenue	9,032	74.6%	8,549	69.7%
Gross profit	3,081	25.4%	3,717	30.3%
Selling, general and administrative expense	3,925	32.4%	4,540	37.0%
Operating loss	(844)	-7.0%	(823)	-6.7%
Interest expense, net	(125)	-1.0%	(88)	-0.7%
Gain on settlement of vendor advance payments	11	0.1%	—	0.0%
Loss on litigation settlement	—	0.0%	—	0.0%
Other income (expense)	23	0.2%	2	0.0%
Net loss before income taxes	(935)	-7.7%	(909)	-7.4%
Benefit of income taxes	(33)	-0.3%	99	0.8%
Net loss	$(968)	-8.0%	$(810)	-6.6%

The following tables set forth revenues for key product and service categories, percentages of total revenue and gross profits earned by key product and service categories and gross profit percent as compared to revenues for each key product category indicated:

	13 Weeks Ended		13 Weeks Ended
	October 2, 2021		September 26, 2020
	Net	Percent	Net	Percent
	Revenue	of Total	Revenue	of Total
Revenue
Recycling and Byproducts	$6,714	55.4%	$6,005	49.0%
Replacement Appliances	5,399	44.6%	6,261	51.0%
Total Revenue	$12,113	100.0%	$12,266	100.0%

	13 Weeks Ended		13 Weeks Ended
	October 2, 2021		September 26, 2020
	Gross	Gross	Gross	Gross
	Profit	Profit %	Profit	Profit %
Gross Profit
Recycling and Byproducts	$1,277	19.0%	$444	7.4%
Replacement Appliances	1,804	33.4%	3,273	52.3%
Total Gross Profit	$3,081	25.4%	$3,717	30.3%

Revenue

Revenue decreased by approximately $153,000, or 1%, for the 13 weeks ended October 2, 2021, as compared to the 13 weeks ended September 26, 2020. Replacement Appliance revenue decreased by approximately $862,000, or 14%, due to the completion of a project for New York City producing higher volumes and greater margins during 2020. Recycling and Byproducts revenue increased by approximately $709,000, or 12%, due to higher volumes from customers and an increase in commodity prices. The Company experienced lower volumes overall during 2020 due to COVID-19 closures.

Cost of Revenue

Cost of revenue increased by approximately $483,000, or $6%, for the 13 weeks ended October 2, 2021, as compared to the 13 weeks ended September 26, 2020, due to the factors described above.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased by approximately $615,000, or 14%, for the 13 weeks ended October 2, 2021, as compared to the 13 weeks ended September 26, 2020, due to decreases in stock-based compensation and other corporate expenses.

Interest Expense, net

Interest expense, net increased by approximately $37,000 for the 13 weeks ended October 2, 2021, as compared to the 13 weeks ended September 26, 2020 primarily due to an increase in related party debt and notes payable.

Gain on Settlement of Vendor Advance Payments

During the third quarter of fiscal 2021, a portion of the vendor advance payments were settled which resulted in a gain of approximately $11,000. There were no similar transactions during the second quarter of fiscal 2020.

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

Operating loss by operating segment, is defined as loss before net interest expense, other income and expense, provision for income taxes.

	13 Weeks Ended October 2, 2021				13 Weeks Ended September 26, 2020
	Biotechnology	Recycling	Technology	Total	Biotechnology	Recycling	Technology	Total
Revenue	$—	$12,113	$—	$12,113	$—	$12,266	$—	$12,266
Cost of revenue	—	9,032	—	9,032	—	8,549	—	8,549
Gross profit	—	3,081	—	3,081	—	3,717	—	3,717
Selling, general and administrative expense	182	2,807	936	3,925	845	2,468	1,227	4,540
Operating loss	$(182)	$274	$(936)	$(844)	$(845)	$1,249	$(1,227)	$(823)

Biotechnology Segment

Our biotechnology segment incurred expenses of approximately $182,000 and $845,000 related to employee costs and professional services related to research for the 13 weeks ended October 2, 2021 and September 26, 2020, respectively.

Recycling Segment

The recycling segment consists of ARCA Recycling, Customer Connexx, and ARCA Canada. Revenue for the 13 weeks ended October 2, 2021, decreased by approximately $153,000, or 1%, as compared to the prior year period. Replacement Appliance revenue decreased by approximately $862,000, or 14%, due to the completion of a project for New York City producing higher volumes and greater margins during 2020. Recycling and Byproducts revenue increased by approximately $709,000, or 12%, due to higher volumes from customers.

Cost of revenue for the 13 weeks ended October 2, 2021, increased by approximately $483,000, or 6%, as compared to the prior year period, due to the factors described above.

Operating profit for the 13 weeks ended October 2, 2021, decreased by approximately $975,000, or 78%, as compared to the prior year period. This this is due to a decrease in gross profit of approximately $636,000 and an increase in selling, general and administrative expenses of approximately $339,000.

Technology Segment

The technology segment consists of GeoTraq. Results for the 13 weeks ended October 2, 2021 include a loss of approximately $936,000 which represents a decrease of approximately $291,000 compared to the 13 weeks ended September 26, 2020 loss of approximately $1.2 million. The loss represents intangible asset amortization expense and other selling general and administrative expense for each period.

For the Twenty-Six Weeks Ended October 2, 2021 and September 26, 2020

Results of Operations

The following table sets forth certain statement of operations items and as a percentage of revenue, for the periods indicated:

	39 Weeks Ended		39 Weeks Ended
	October 2, 2021		September 26, 2020
Statement of Operations Data:
Revenue	$29,391	100.0%	$24,723	100.0%
Cost of revenue	23,146	78.8%	18,487	74.8%
Gross profit	6,245	21.2%	6,236	25.2%
Selling, general and administrative expense	12,050	41.0%	12,776	51.7%
Operating loss	(5,805)	-19.8%	(6,540)	-26.5%
Interest expense, net	(323)	-1.1%	(255)	-1.0%
Gain on Payroll Protection Program loan forgiveness	1,872	6.4%	—	—
Gain on settlement of vendor advance payments	952	3.2%	—	—
Loss on litigation settlement	(1,950)	-6.6%	—	—
Other income	45	0.2%	812	3.3%
Net loss before income taxes	(5,209)	-17.7%	(5,983)	-24.2%
Income tax benefit (expense)	(236)	-0.8%	448	1.8%
Net loss	$(5,445)	-18.5%	$(5,535)	-22.4%

The following tables set forth revenues for key product and service categories, percentages of total revenue and gross profits earned by key product and service categories and gross profit percent as compared to revenues for each key product category indicated:

	39 Weeks Ended		39 Weeks Ended
	October 2, 2021		September 26, 2020
	Net	Percent	Net	Percent
	Revenue	of Total	Revenue	of Total
Revenue
Recycling and Byproducts	$15,580	53.0%	$12,445	50.3%
Replacement Appliances	13,811	47.0%	12,278	49.7%
Total Revenue	$29,391	100.0%	$24,723	100.0%

	39 Weeks Ended		39 Weeks Ended
	October 2, 2021		September 26, 2020
	Gross	Gross	Gross	Gross
	Profit	Profit %	Profit	Profit %
Gross Profit
Recycling and Byproducts	1,739	11.2%	588	4.7%
Replacement Appliances	4,506	32.6%	5,648	46.0%
Total Gross Profit	$6,245	21.2%	$6,236	25.2%

Revenue

Revenue increased by approximately $4.7 million, or 19%, for the 39 weeks ended October 2, 2021, as compared to the 39 weeks ended September 26, 2020. Replacement Appliance revenue increased by approximately $1.5 million, or 12%, due to higher volumes from customers. Recycling and Byproducts revenue also increased by approximately $3.1 million, or 25%, due to higher volumes from customers and an increase in commodity prices. The Company experienced lower volumes during 2020 due to COVID-19 closures.

Cost of Revenue

Cost of revenue increased by approximately $4.7 million, or 25%, for the 39 weeks ended October 2, 2021, as compared to the 39 weeks ended September 26, 2020, with the increase in revenue described above.

Selling, General and Administrative Expense

Selling, general and administrative expense remained relatively constant for the 39 weeks ended October 2, 2021, as compared to the 39 weeks ended September 26, 2020.

Interest Expense, net

Interest expense, net increased slightly for the 39 weeks ended October 2, 2021, as compared to the 39 weeks ended September 26, 2020 primarily due to the increase in related party debt and the note payable.

Gain on Payroll Protection Program Loan Forgiveness

During the 39 weeks ended October 2, 2021, the PPP Loan was forgiven which resulted in a gain of $1,872. There were no similar transactions during the 39 weeks ended September 26, 2020.

Gain on Settlement of Vendor Advance Payments

During the 39 weeks ended October 2, 2021, a portion of the vendor advance payments were settled which resulted in a gain of approximately $952,000. There were no similar transactions during the 39 weeks ended September 26, 2020.

Loss on litigation settlement

During the second quarter of fiscal 2021, the Company recorded a loss on ligation settlement of $1,950 related to litigation with a former employee. There were no similar transactions during the second quarter of fiscal 2020.

Other Income

Other income of approximately $810,000 for the 39 weeks ended September 26, 2020, was primarily attributable to an increase in gains on the litigation settlement received. There were no similar transactions for the 39 weeks ended October 2, 2021.

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

Operating loss by operating segment, is defined as loss before net interest expense, other income and expense, provision for income taxes.

	39 Weeks Ended October 2, 2021				39 Weeks Ended September 26, 2020
	Biotechnology	Recycling	Technology	Total	Biotechnology	Recycling	Technology	Total
Revenue	$—	$29,391	$—	$29,391	$—	$24,723	$—	$24,723
Cost of revenue	—	23,146	—	23,146	—	18,487	—	18,487
Gross profit	—	6,245	—	6,245	—	6,236	—	6,236
Selling, general and administrative expense	1,232	7,998	2,820	12,050	1,652	7,762	3,362	12,776
Operating loss	$(1,232)	$(1,753)	$(2,820)	$(5,805)	$(1,652)	$(1,526)	$(3,362)	$(6,540)

Biotechnology Segment

Our biotechnology segment incurred expenses of approximately $1.2 million and $1.7 million, respectively, related to employee costs and professional services related to research for the 39 weeks ended October 2, 2021 and September 26, 2020.

Recycling Segment

The recycling segment consists of ARCA Recycling, Customer Connexx, and ARCA Canada. Revenue for the 39 weeks ended October 2, 2021, increased by approximately $4.7 million, or 19%, as compared to the prior year period. Replacement Appliance revenue increased by approximately $1.5 million, or 12%, due to higher volumes from customers. Recycling and Byproducts revenue also increased by approximately $3.1 million, or 25%, due to higher volumes from customers.

Cost of revenue for the 39 weeks ended October 2, 2021, increased by approximately $4.7 million, or 25%, as compared to the prior year period, with revenue as described above.

Operating loss for the 39 weeks ended October 2, 2021, increased by approximately $227,000, or 15%, as compared to the prior year period based on the discussion above and an increase in selling, general and administrative expense of approximately $236,000.

Technology Segment

The technology segment consists of GeoTraq. Results for the 39 weeks ended October 2, 2021 include a loss of approximately $2.8 million, which represents a decrease of approximately $542,000 compared to the 39 weeks ended September 26, 2020 loss of approximately $3.4 million. The loss represents intangible asset amortization expense and other selling general and administrative expense for each period.

Liquidity and Capital Resources

Overview

As of October 2, 2021, we had total cash on hand of approximately $2.8 million. As we continue to prepare to begin late-stage clinical development with our pharmaceutical product, JAN101, and potentially pursue strategic transactions to expand and grow our business, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

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

On May 1, 2020, the Company entered into a promissory note (the “Promissory Note”) with Texas Capital Bank, N.A. that provides for a loan in the amount of approximately $1.9 million (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP Loan matures on April 27, 2022 and bears interest at a rate of 1.0% per annum. Monthly amortized principal and interest payments are deferred for six months after the date of disbursement. The Promissory Note contains events of default and other provisions customary for a loan of this type. The Paycheck Protection Program provides that the use of PPP Loan amount shall be limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. The PPP Loan was forgiven during the first fiscal quarter of 2021.

As of the period ending September 26, 2020, the Company received advance payments authorized by the California Public Utilities Commission and processed through two California utilities for the purposes of sustaining the workforce during the COVID 19 pandemic shutdown. The use of these funds was limited to labor and labor benefits for impacted employees. Portions of these advances are forgivable if certain conditions are met the specifics which have not been finalized. Advance payments that are not forgiven will need to be paid back in full by December 31, 2021. Total funding received under this program as of September 26, 2020 amounted to approximately $1.2 million. As of October 2, 2021, approximately $1.1 million was settled, leaving a balance remaining of approximately $75,000.

On January 29, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Purchasers”) for the sale by the Company in a registered direct offering (the “Offering”) of 571,428 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a purchase price per share of Common Stock of $10.50.

On February 2, 2021, the Offering closed and the Company received gross proceeds of approximately $6.0 million before deducting placement agent fees and other offering expenses. The Company is utilizing the net proceeds for general working capital.

Based on our current operating plans, we believe that available cash balances, funds available under our factoring agreement with Prestige Capital Finance, LLC (“Prestige Capital”), and or other refinancing of existing indebtedness will provide sufficient liquidity to fund our operations, our continued investments in store openings and remodeling activities for at least the next 12 months.

Cash Flows

During the 39 weeks ended October 2, 2021, cash used in operations was approximately $3.5 million, compared to cash used in operations of approximately $1.0 million during the 39 weeks ended September 26, 2020. The increase in cash used in operations was primarily due to results of operations, as discussed above.

Cash used in investing activities was approximately $1.6 million and $293,000, respectively, for the 39 weeks ended October 2, 2021 and the 39 weeks ended September 26, 2020, primarily related to purchases of property and equipment and intangibles.

Cash provided by financing activities was approximately $7.6 million for the 39 weeks ended October 2, 2021, and was primarily due to net proceeds of approximately $5.5 million from an equity financing and approximately $1.8 million in proceeds from notes payable. Cash provided by financing activities was approximately $1.5 million for the 39 weeks ended September 26, 2020. During fiscal 2020, the Company received proceeds from short term debt of $3,469 primarily associated with the Payroll Protection Program and advances from certain customers for future services and paid $1.5 million on its related party note

Sources of Liquidity

We utilize cash on hand and factor certain accounts receivable invoices to cover normal and seasonal fluctuations in cash flows and to support our various growth initiatives. Our cash and cash equivalents are carried at cost and consist primarily of demand deposits with commercial banks. On March 26, 2018, the Company entered into a purchase and sale agreement with Prestige Capital, whereby from time to time the Company can factor certain accounts receivable to Prestige Capital up to a maximum advance and outstanding balance of $11 million. Discount fees ultimately paid depend upon how long an invoice and related amount is outstanding from ARCA Recycling’s customer. Prestige Capital has been granted a security interest in all ARCA Recycling’s accounts receivable. The current purchase and sale agreement with Prestige Capital automatically renews every six months unless terminated by the parties.

We acknowledge that we continue to face a challenging competitive environment as we continue to focus on our overall profitability, including managing expenses. We reported a net loss of approximately $5.4 million and $5.5 million, respectively, for the 39 weeks ended October 2, 2021 and September 26, 2020. In addition, the Company has total current assets of approximately $10.7 million and total current liabilities of approximately $20.6 million resulting in a net negative working capital of approximately $9.9 million as of October 2, 2021.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure control and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of October 2, 2021, the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended October 2, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of April 3, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 regarding Internal Control – Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting was not effective as of October 2, 2021.

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

None.

Item 5. Other Information.

Item 1.01 Entry into a Material Definitive Agreement.

Amendment to Terms of Sale of Recycling Business

As previously disclosed, on February 19, 2021, the Company together with its subsidiaries (a) ARCA Recycling, Inc., a California corporation (“ARCA”), and (b) Customer Connexx LLC, a Nevada limited liability company (“Connexx”), entered into an Asset Purchase Agreement (the “Recycling Sale Purchase Agreement”) with (i) ARCA Affiliated Holdings Corporation, a Delaware corporation, (ii) ARCA Services Inc., a Delaware corporation, and (iii) Connexx Services Inc, a Delaware corporation (collectively, the “Buyers”), pursuant to which the Buyers agreed to acquire substantially all of the assets, and assume certain liabilities, of ARCA and Connexx (the “Disposition Transaction”). The principal of the Buyers is Virland A. Johnson, our Chief Financial Officer. The Disposition Transaction was previously expected to be consummated on or before August 18, 2021 (the "Outside Date"). On August 12, 2021, the parties entered into an Amendment No. One to Asset Purchase Agreement (the “Recycling Sale Amendment”) to extend the Outside Date to September 30, 2021. Except as amended by the Recycling Sale Amendment, the terms and conditions of the Recycling Sale Purchase Agreement remain unchanged. On November 14, 2021, the parties entered into an Amendment No. Two to the

Asset Purchase Agreement, which provided for the immediate termination of the transactions proposed by the Purchase Agreement, as amended by the Recycling Sale Amendment, and for an amendment to the Buyers’ requirement to pay to us a “break fee.” The break fee was amended to an aggregate of $100,000, payable in two $50,000 installments: (i) the first of which is due to be paid not later than August 12, 2022 (the one-year anniversary of the Recycling Sale Agreement) and (ii) the second of which is due to be paid not later than the last day of our next fiscal year. However, if, prior to the date on which either installment of the amended break fee is payable, we sell ARCA and Connexx to an otherwise unaffiliated third party for an aggregate amount less than $25 million, then the Buyers will be relieved of their obligation to pay to us any not-yet-then-due installment of the break fee. Additionally, if, prior to the date on which the second installment of the amended break fee is payable, we have not sold ARCA and Connexx to any third party, then the Buyers will be relieved of their obligation to pay to us the second installment of the break fee. Finally, if, prior to a date on which either installment of the amended break fee is due, we sell ARCA and Connexx to the Buyers, then, the purchase price therefor will be reduced by an amount equivalent to any break fee that had been previously paid to us by the Buyers and the Buyers shall also be relieved of their obligation to pay to us any not-yet-due installment of the break fee.

The foregoing description of the Recycling Sale Amendment is not complete and is qualified in its entirety by reference to the full text of the Amendment, a copy of which is filed as Exhibit 10.4 to this Form 10-Q and is incorporated herein by reference.

Item 6. Exhibits.

Index to Exhibits

Exhibit Number		Exhibit Description	Form	File Number	Exhibit Number	Filing Date
3.1		Articles of Incorporation of Appliance Recycling Centers of America, Inc.	8-K	0-19621	3.3	03/13/2018

3.2		Articles of Conversion	8-K	0-19621	3.1	03/13/2018

3.3		Articles of Conversion	8-K	0-19621	3.2	03/13/2018

3.4		Certificate of Correction	10-Q	0-19621	3.1	08/14/2018

3.5		Certificate of Change	8-K	0-19621	3.1	04/22/2019

3.6		Certificate of Correction	8-K	0-19621	3.7	06/24/2019

3.7		Certificate of Designation of Powers, Preferences, and Rights of Series A-1 Convertible Preferred Stock of JanOne Inc. (formerly known as Appliance Recycling Centers of America, Inc.)	8-K	0-19621	3.8	06/24/2019

3.8		Amended and Restated Certificate of Designation of the Preferences, Rights, and Limitations of the Series A-1 Convertible Preferred Stock of JanOne Inc., dated October 1, 2020	8-K	0-19621	3.8(a)	10/02/2020

3.9		Second Amended and Restated Certificate of Designation of the Preferences, Rights, and Limitations of the Series A-1 Convertible Preferred Stock of JanOne Inc., dated April 13, 2021	8-K	0-19621	3.8(b)	04/16/2021

3.10		Articles of Merger for JanOne Inc. into Appliance Recycling Centers of America, Inc., filed with the Secretary of the State of Nevada on September 9, 2019, and effective on September 10, 2019	8-K	0-19621	3.10	09/13/2019
3.10		Bylaws of Appliance Recycling Centers of America, Inc.	8-K	0-19621	3.4	03/13/2018

3.11		First Amendment to Bylaws of Appliance Recycling Centers of America, Inc.	8-K	0-19621	3.1	12/31/2018

10.1		Addendum to Master Equipment Finance Agreement dated as of April 14, 2021 between KLC Financial, LLC and ARCA Recycling, Inc.	10-Q	0-19621	10.2	05/17/2021

10.2	†	Settlement Agreement and Mutual Release of Claims dated April 9, 2021 by and among JanOne Inc. (f/k/a Appliance Recycling Centers of America, Inc.); GeoTraq, Inc.; Antonios Isaac; and Gregg Sullivan	10-Q	0-19621	10.2	08/16/2021

10.3		Amendment No. One to Asset Purchase Agreement among JanOne Inc., ARCA Recycling, Inc. and Customer Connexx LLC, on the one hand, and ARCA Affiliated Holdings Corporation, ARCA Services Inc., and Connexx Services Inc., on the other hand	10-Q	0-19621	10.3	08/16/2021

31.1	*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	Inline XBRL Instance Document

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document

101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed herewith.

† Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

JanOne Inc.
(Registrant)

Date:	November 16, 2021	By:	/s/ Tony Isaac
Tony Isaac
Chief Executive Officer
(Principal Executive Officer)

Date:	November 16, 2021	By:	/s/ Virland A. Johnson
Virland A. Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)