Form 10-K
period 2022-01-01
JanOne Inc.
filed 2022-04-01
CIK 862861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 1, 2022

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock held by non-affiliates, based on the closing sales price of such stock on June 30, 2021 was $12,901,142.

The number of shares outstanding of the registrant’s common stock as of March 28, 2022 was 2,827,410.

i

PART I

ITEM 1. BUSINESS

General

As of September 10, 2019, JanOne Inc. (formerly known as Appliance Recycling Centers of America, Inc.) and subsidiaries (collectively, “we,” the “Company,” or “JanOne”) changed its name and broadened its business to focus on being a clinical-stage pharmaceutical company focused on finding treatments for conditions that cause severe pain and bringing drugs to market with non-addictive pain-relieving properties.

One of the Company’s goals is to reduce the need for prescriptions for dangerous opioid drugs by treating underlying diseases that cause severe pain. The Company’s first drug candidate is a treatment for Peripheral Artery Disease (“PAD”), a condition that can cause severe pain and affects over 8.5 million people in the United States. The Company intends to champion new initiatives—digital technologies, educational advocacy, and revolutionary painkilling drugs that address what we believe is a multibillion dollar a year market—to help combat the opioid crisis, which claims tens of thousands of lives each year.

The new name of the Company, JanOne Inc., was strategically chosen to express the start of a new day in the fight against the opioid epidemic. January one is the first day of a New Year—universally considered as a day of optimism, resolution, and hope. JanOne stands by its new strategic commitment to fresh thinking and innovative means to assist in ending the worst drug crisis in our nation’s history. The Company also adopted a new Nasdaq ticker symbol, NASDAQ: JAN, a new CUSIP number, 03814F403, and a new website address: www.janone.com.

We continue to operate our legacy businesses, ARCA Recycling, Inc. (“ARCA Recycling”) and Customer Connexx, LLC (“Connexx”), in our Recycling segment, as well as GeoTraq Inc. (“GeoTraq”), in our Technology segment. ARCA Recycling recycles major household appliances in North America by providing turnkey appliance recycling and replacement services for utilities and other sponsors of energy efficiency programs. Connexx is a company that provides call center services for recycling businesses. GeoTraq has been engaged in the development and design of cellular transceiver modules and associated wireless services.

The information contained in or accessible from our website is not incorporated into this Annual Report on Form 10-K (the “Form 10-K”), and it should not be considered part of this Form 10-K. We have included our website address in this Form 10-K solely as an inactive textual reference.

The Company was incorporated in Minnesota in 1983, although, through its predecessors, we began operating our legacy recycling business in 1976. On March 12, 2018, we reincorporated in the State of Nevada. Our principal office is located at 325 E. Warm Springs Road, Suite 102, Las Vegas, Nevada 89119.

Recent Developments

On February 19, 2021, the Company, together with its subsidiaries (a) ARCA Recycling and (b) Connexx entered into an Asset Purchase Agreement (the “ARCA/Connexx Disposition Agreement”) with (i) ARCA Affiliated Holdings Corporation, a Delaware corporation, (ii) ARCA Services Inc., a Delaware corporation, and (iii) Connexx Services Inc, a Delaware corporation (collectively, the “Buyers”), pursuant to which the Buyers agreed to acquire substantially all of the assets, and assume certain liabilities, of ARCA Recycling and Connexx (the “Disposition Transaction”). The principal of the Buyers is Virland A. Johnson, our Chief Financial Officer. The Disposition Transaction was previously expected to be consummated on or before August 18, 2021 (the “Outside Date”). On August 12, 2021, the parties entered into Amendment No. One to the ARCA/Connexx Disposition Agreement (“Amendment No. One”) to extend the Outside Date to September 30, 2021. Accordingly, in the event the Disposition Transaction did not close by such amended date, the Purchase Agreement could be terminated and, in accordance with its terms, the Buyers could be required to pay to us a “break fee” of $250,000. On November 14, 2021, the parties entered into Amendment No. Two to the ARCA/Connexx Disposition Agreement, which provided for the immediate termination of the transactions contemplated by the ARCA/Connexx Disposition Agreement, as amended by Amendment No. One, and amended the terms of the “break fee.” The break fee was amended to an aggregate of $100,000, payable in two $50,000 installments: (i) the first of which is due to be paid not later than August 12, 2022 (the one-year anniversary of the Agreement No. One) and (ii) the second of which is due to be paid not later than the last day of our next fiscal year, December 31, 2022. However, if, prior to the date on which either installment of the amended break fee is payable, ARCA Recycling and Connexx have not been sold to an otherwise unaffiliated third party for an aggregate amount less than $25 million, then the Buyers will be relieved of their obligation to pay any not-yet-then-due installment of the break fee. Additionally, if, prior to the date on which the second installment of the amended break fee is payable and ARCA Recycling and Connexx have not been sold to any third party, then the Buyers will be relieved of their obligation to pay to us the second installment of the break fee. Finally, if, prior to a date on which either installment of the amended break fee is due, we have sold ARCA Recycling and Connexx to the Buyers, then, the purchase price therefor will be reduced by an amount equivalent to any break fee that had been previously paid to us by the Buyers and the Buyers shall also be relieved of their obligation to pay to us any not-yet-due installment of the break fee.

During the year ended January 1, 2022, we determined that long-term revenue projections for the Technology segment would be unattainable, and, as such, performed a qualitative assessment of the GeoTraq intangible asset, in accordance with ASC 350-30, General intangibles other than goodwill. The triggering events for this assessment were (i) its history of negative cash flow and operating losses since acquisition, (ii) no foreseeable revenues during the final three years of its useful life that would allow for full cost recovery, and (iii) no further investment in GeoTraq is imminent due to the Company's lack of resources (human and financial). The assessment further concluded that any opportunities for investment from outside the Company was minimal due to barriers to entry, and inflationary and supply-chain-related issues. Consequently, during the year ended January 1, 2022, the Company took a full write-down of the unamortized portion of the GeoTraq intangible asset of approximately $9.8 million.

Biotechnology

Overview

We are a clinical-stage biopharmaceutical company focused on becoming the leader in identifying, acquiring, licensing, developing, partnering, and commercializing novel, non-opioid and non-addictive therapies to address the large unmet medical need for the treatment of pain and addiction. Our initial product candidate, JAN101 (formerly known as TV1001SR), is a potential treatment for PAD, a vascular disease that affects more than 8.5 million people in the U.S. and more than 60 million people worldwide. We expect to commence Phase IIb clinical trials for the treatment of PAD in 2022. We are also researching the potential impact our compound JAN101 could have in patients with COVID-19, as many doctors around the world and affiliated with our Company believes COVID-19 is a respiratory disease that directly affects the vascular system. In March 2021, we determined to defer our current, on-going pursuit of JAN101 as a potential treatment for COVID-19 vascular complications. In connection with that determination, we determined that we would not then file a utility patent nor submit an investigational new drug application (“IND”) to the FDA. This determination was based on several factors, including the current, positive effect that three vaccines are having on the COVID-19 pandemic in the United States. Should the vaccines ultimately prove less effective than currently expected or should new COVID-19 variants result in another pandemic, we may then determine to end our deferral of pursuing JAN101 as a treatment of COVID-19 vascular complications.

JAN101

Generally

JAN101, formerly known as TV1001SR, our initial product candidate, is a patented oral, sustained release pharmaceutical composition of sodium nitrite that targets poor blood flow to the extremities, such as those with vascular complications of diabetes or PAD and treats pain. A conclusion from a round of human studies found JAN101 prevents the prevalent reports of headaches by patients treated with an immediate release formulation of sodium nitrite. In a previous study of patients with PAD, a 40 mg BID treatment with immediate release sodium nitrite led to a statistically significant reduction in reported pain, while an 80 mg BID treatment had a more pronounced effect on bioactivity and Flow Mediated Dilation, a measure of vascular function. However, a number of subjects in both treatment groups reported headaches and dizziness following treatment. Although this did not result in subjects discontinuing treatment, JAN101 was developed to overcome this side effect. JAN101 was tested in a bridging study of diabetic neuropathy subjects and, during that bridging study, the subjects did not report headaches or dizziness. Subjects in this bridging study also reported less pain following treatment and improvements in bioactivity (quantitative sensory testing, a measure of nerve function) were similar to the PAD study, where the 80 mg dosing group had the greatest improvement in Flow Mediated Dilation. The ability to alleviate pain with BID treatment of JAN101 offers promise for a new non-addictive, non-sedating treatment of chronic pain.

Clinical Studies in Humans JAN101 Attributes

•
Well established safety profile
•
Excellent bioavailability
•
Lack of induced tolerance
•
Non-narcotic

JAN101 does not mask pain, but instead treats the cause of pain by improving tissue and vascular function.

Benefits of Sodium Nitrite on Vascular Health

In initial research studies, sodium nitrite effectively restored ischemic tissue blood flow and was effective in a wide range of pathologies involving alterations of angiogenesis – development of new blood vessels – including diabetes, wound healing, and tissue necrosis. Beneficial effects include enhancing angiogenesis, endothelial cell proliferation, and arteriogenesis. There is also a strong association between reduced circulating nitrite levels and cardiovascular diseases in humans. We describe some of the associations and beneficial effects of sodium nitrite/nitrite below.

Plasma nitrite levels are negatively correlated to cardiovascular disease

Plasma nitrite levels were inversely related to number of cardiovascular risk factors a subject had and decreased plasma nitrite was associated with decreased flow mediated vasodilation (FMD) and increased intimal medial thickness (IMT) (both are indicators of vascular pathology). Kleinbongard, et al. (2006) Free Radic Biol and Medicine 40:295-302.

Plasma nitrite levels are reduced in diabetic and PAD patients

Plasma Nitrite (nM)
175
150
125
100
75
50
25
0
*
**
*
*
pre
post
pre
post
pre
post
pre
post
RF
DM
PAD
DM+PAD

Exercise is a well-known stimulator of endothelial nitric oxide synthase activity, an enzyme that enhances nitric oxide (NO) production, which leads to increased plasma nitrite. In the study by Allen, et al., these authors revealed that baseline plasma levels of nitrite were less in patients with diabetes mellitus (DM) or DM + PAD. Importantly, increases in plasma nitrite levels were not observed in either DM, PAD or DM + PAD patients after supervised exercise. These data reveal that baseline nitrite availability is compromised in DM patients and that supervised exercise is unable to increase plasma nitrite levels but actually results in a decrease in nitrite, highlighting a physiological efficiency of this molecule. Allen, et al., Nitric Oxide 2009 20:231-2377.

Skeletal Muscle Nitrite and Metabolite Levels are Reduced in Critical Limb Ischemia (CLI) Patients

Nitrite (nM)
600
400
200
0
p = NS
***
***
12
7
4
Control
CLI
CLI + Db
RSNO (nM)
150
100
50
0
p = NS
***
***
11
6
4
Control
CLI
CLI + Db
NO-Heme (nM)
80
60
40
20
0
p < 0.05
*
***
8
3
9
Control
CLI
CLI + Db
cGMP (pmol/g)
100
80
60
40
20
0
p < 0.05
*
***
3
12
8
Control
CLI
CLI + Db
* p < 0.05 vs. Control
*** p < 0.001 vs. Control

Skeletal muscle nitrite, nitrosothiol (RSNO), nitric oxide-heme, and cGMP are all significantly reduced in CLI (the most severe form of PAD) patients. Diabetic patients with CLI show even further nitrite reductions.

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

From Arya, et al.

Nitrite Therapy Selectively Increases Ischemic Tissue Vascular Density in a NO-dependent Manner

A
B
C
Day 3- 165 μg/kg Dose
Vascular Density
1.50
1.25
1.00
0.75
0.50
0.25
0.00
P<0.0001
P<0.0001
P<0.0001
Control NI Limb
Control Isc
Nitrite Isc
Nitrate Isc
D
Day 7- 165 μg/kg Dose
Vacular Density
1.25
1.00
0.75
0.50
0.25
0.00
P<0.0001
P<0.0001
P<0.0001
Control NI Limb
Control Isc
Nitrite Isc
Nitrate Isc
E
Day 3- 165 μg/kg Dose + cPTIO
Vascular Density
1.75
1.50
1.25
1.00
0.75
0.50
0.25
0.00
P<0.0001
P<0.0001
P<0.0001
Control NI Limb
Control Isc
165 μg/kg Nitrite Isc
165 μg/kg Nitrite + cPTIO Isc
F
Day 7- 165 μg/kg Dose + cPTIO
Vascular Density
1.75
1.50
1.25
1.00
0.75
0.50
0.25
0.00
P<0.0001
P<0.0001
P<0.0001
Control NI Limb
Control Isc
165 μg/kg Nitrite Isc
165 μg/kg Nitrite + cPTIO Isc

Chronic sodium nitrite therapy increases ischemic tissue vascular density in a NO-dependent manner. A and B show representative images of CD31 (red) and DAPI nuclear (blue) staining from sodium nitrite and sodium nitrate ischemic gastrocnemius muscle tissue at day 7. C and D report the vascular density of ischemic gastrocnemius muscle tissue at days 3 and 7 for 165 μg/kg sodium nitrite and nitrate treatments, respectively. E and F demonstrate the vascular density of ischemic gastrocnemius muscle tissue at days 3 and 7 from 165 μg/kg sodium nitrite plus carboxy PTIO. (Scale bar, 150 μm.) n = 10 mice per treatment group. Kumar D., et al., PNAS; 2008; 105:7540-7545.

Nitrite Therapy Augments Arterial Perfusion of Ischemic Tissue

Chronic sodium nitrite therapy acutely increases ischemic tissue blood flow and stimulates arteriogenesis. A and B report 165 μg/kg sodium nitrite-induced acute changes in blood flow of chronically ischemic tissues at various time points with or without cPTIO, respectively. C reports the number of arterial branches between PBS and nitrite therapies. D and E illustrate vascular casting of the arterial vasculature in ischemic hind limbs of day 7 nitrite or PBS-treated mice, respectively. *, P < 0.01 vs. sodium nitrate. N = 10 mice per treatment group. Kumar D., et.al., PNAS;2008; 105:7540-7545.

Nitrite Therapy Restores Diabetic Ischemic Hind-Limb Blood Flow and Promotes Wound Heal

Control Day 7
Nitrite Day 7
PBS
Nitrite
% Restoration of Blood Flow
100
75
50
25
Pre-Surgery
Post-Surgery
Day 1
Day 3
Day 5
Day 7
Day 14

Unilateral femoral artery ligation was performed on 18-20 week old male Db/Db mice. Mice were randomized to PBS or sodium nitrite (165 μg/kg) therapy twice daily via I.P. injection. Laser doppler flowmetry was performed at the indicated time points. Increased wound dehiscence was noted in the PBS treated animals at day 7 but not in nitrite treated animals. (Bir, et al., Diabetes 2014, 63(1):270-81).

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

Delayed Nitrite Therapy Restores Ischemic Hind-Limb Blood Flow

Delayed Nitrite Therapy
Nitrite (165 μg/kg)
PBS
Percent Blood Flow
(mL_LD/min/100g)
100
80
60
40
Start
*
*
Day 0 Pre
Day 0 Post
Day 1
Day 3
Day 5
Day 7
Day 14
Day 21

Studies were performed to determine whether nitrite mediated therapy would be effective in tissue that had been left ischemic for 5 days after femoral artery ligation. Femoral artery ligation was performed in C57BL/6J mice and the animals randomized to either PBS or sodium nitrite therapy 5 days after artery ligation. Treatments were given b.i.d. via I.P. injection. Ischemic limb blood flow was measured using laser doppler flowmetry. (Bir, et al., Diabetes 2014, 63(1):270-81).

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

Bir, et al., Am J Physiol Heart Circ Physiol 2012;303:H178-H188.

Nitrite Therapy Prevents Tissue Necrosis in Aged Db/Db Mice

Delayed sodium nitrite (165 ug/kg) or control PBS therapy was stated 5 days post-femoral artery ligation in nine-month old Db/Db mice. Nitrite therapy significantly prevented tissue necrosis (panel B) compared to control PBS therapy (panel A). Panel D reports tissue necrosis severity as a function of degree of limb and digit involvement. Nitrite therapy, but not PBS control or sodium nitrate, significantly prevented tissue necrosis. (Bir, et al., Diabetes 2014, 63(1):270-81).

Nitrite and Hind Limb Ischemia Summary

Sodium nitrite has long been known to be a potent vasodilator (transiently increasing blood vessel diameter) that can lead to a drop in blood pressure when given acutely. The above studies indicate that chronic administration at low doses promotes angiogenesis, unlike one-time nitrite therapy, which does not stimulate angiogenesis. In addition, these studies and a large number of other studies not reviewed above show:

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

Our Initial Product Candidate JAN101

Our initial product candidate is designed to treat diseases associated with poor vascular function. The following table summarizes our current product candidate:

Therapeutic Area Peripheral Artery Disease Pain COVID-19 Drug JAN101 Pre-IND Phase 1 Phase 2a Phase 2b Phase

As mentioned previously, we determined to defer our on-going pursuit of JAN101 as a potential treatment for COVID-19 vascular complications. In connection with that determination, we determined that we would not then file a utility patent nor submit an investigational new drug application to the FDA. This determination was based on several factors, including the current, positive effect that three vaccines are having on the COVID-19 pandemic in the United States. Should the vaccines ultimately prove less effective than currently expected or should new COVID-19 variants result in another pandemic, we may then determine to end our deferral of pursuing JAN101 as a treatment of COVID-19 vascular complications.

Pain

Pain is a protective reaction that alerts the body to the presence of actual or potential tissue damage so that necessary corrective responses can be mounted. The National Institutes of Health (the “NIH”) defines chronic pain as pain that persists beyond the normal healing time of an injury or that persists longer than three months. It is estimated that chronic pain affects 100 million individuals in the United States and over 1.5 billion people worldwide; thus, more people suffer from chronic pain than diabetes, heart disease, and cancer combined (Cowen Therapeutic Categories Outlook, March 2019). Chronic pain exacts a tremendous cost in terms of direct treatment and rehabilitation expenditures, lost worker productivity, prevalent addiction to opioid-based drugs, and emotional and financial burden for patients and their families. According to an Institute of Medicine of the National Academies report, pain is a significant public health problem in the United States that costs society between $560 billion and $635 billion annually. Despite the magnitude of the pain problem, innovation in the development of therapeutic solutions has been largely absent. Since 2010, there have been 20 approvals by the FDA for the treatment of pain, of which 12 were opioid variants, one was an extended-release generic corticosteroid, five were variants of aspirin, and two were variants of other existing drugs. We are developing a novel product candidate designed to overcome the limitations of current treatment options for patients with PAD who suffer from chronic pain. According to a research study by Stanford University, more than 24% of patients with PAD are at risk of high opioid use. By treating pain at the source and presenting patients and physicians with better and safer treatment alternatives, we expect to minimize opioids at the prescription pad. Given the properties of JAN101, we have made the strategic decision to focus initially on pain associated with PAD by treating the underlying cause of PAD.

Peripheral artery disease

Peripheral artery disease (“PAD”) is a general term for conditions in which arterial blood flow to the limbs is partially blocked. When there is less blood present in the extremities relative to demand, muscle pain and fatigue result, especially in the calf, which is also known as “intermittent claudication.” In many patients, pain and fatigue are relieved through rest. Roughly half of patients with PAD are asymptomatic. The most common cause of PAD / intermittent claudication is atherosclerosis. Diabetes, chronic kidney disease, hypertension, and smoking are all risk factors that can increase the likelihood of PAD. In atherosclerosis, fat deposits (plaques) build up along arterial walls, resulting in a reduction in blood flow in the legs. This same process can cause strokes if the arteries leading up to the brain are affected.

Because of the high rate of asymptomatic patients, prevalence figures vary widely. Some estimate that up to 200 million people worldwide have PAD, ranging from asymptomatic disease to severe. Prevalence increases as a function of patient age, rising sharply after the age of 60. Thus, in countries with an aging population, it is expected that the prevalence of PAD will only increase. There is also a strong ethnic and racial component to PAD prevalence, which may be due to cultural differences in diet and exercise, along with genetic differences. Some suggest a prevalence of eight to 12 million in the United States alone, with roughly one-third experiencing pain when walking, which improves upon resting. The diagnosis of PAD usually begins with patient complaints of pain in the extremities. If the patient is already being treated or monitored for diabetes or other risk factors, then the physician will check for a weak or absent pulse in the extremity. Decreased blood pressure, poor wound healing, and whooshing sounds (via stethoscope) in the legs are also tell-tale signs of PAD / intermittent claudication. Angiograms, electrocardiograms, and ultrasounds can also be used to image and confirm the diagnosis.

The non-drug treatment of PAD / intermittent claudication may be divided into four general categories:

•
Lifestyle – Primarily changes in diet and smoking cessation.

•
Exercise – Patients who walk, cycle, stretch, or swim can experience marked improvement. Formal programs involving treadmills and track walking (usually three to five times per week) are frequently provided to patients. However, if the pain is triggered by exercise (claudication) and is significant, it can discourage the patient from exercise.

•
Angioplasty – A procedure by which the affected artery is stretched with a balloon-like device. This procedure has limited effectiveness and is reserved for severely blocked arteries.

•
Bypass Surgery – Arteries that are beyond angioplasty can be bypassed entirely. This procedure is typically reserved for cases where the blockage is considered very long (~10 centimeters) and nearly complete.

The underlying condition is not addressed by surgery. Surgical approaches will not, in the long run, improve exercise capacity and walking distance. Only exercise itself, coupled with lifestyle changes and drug approaches, has this benefit.

Prescription drugs for the treatment of the underlying PAD may be divided into multiple categories, depending on the underlying condition and severity:

•
Cholesterol-Lowering Agents – Statins and bile acid sequestrants.

•
Antiplatelet Medications – Aspirin and related drugs, such as clopidogrel. Cilostazol also has antiplatelet properties.

•
Antihypertensives – Patients with underlying high blood pressure can and will receive any number of medications to reduce blood pressure, such as ACE inhibitors and diuretics.

•
Diabetes Therapies – While a substantial portion of PAD patients may have pre-diabetes or fulminant diabetes, it is unknown if aggressive treatment of diabetes has a positive effect on PAD.
•
Pain – To our knowledge, no drugs are specifically indicated for PAD-associated pain. Pentoxifylline, for example, is indicated “…for the treatment of patients with intermittent claudication on the basis of chronic occlusive arterial disease of the limbs.” (Sanofi-Aventis U.S. LLC, 2010). However, the evidence supporting the effectiveness of pentoxifylline is mixed. Short-term courses of NSAIDs, such as ibuprofen, may be used, provided the patient is not on another anticoagulant, like aspirin. Non-drug pain relievers, such as TENS and massage therapy, may also be used in these patients. Opioids may also be used, which creates a risk for addiction and potential misuse at the medicine cabinet by family members.

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
75%
Non-CV causes
25%

Figure 2: Natural history of PAD. Source: (Hirsch, 2006).

The lack of any truly effective treatment of PAD, along with encouraging early trial results using JAN101 on both improving vascular function and reducing pain in PAD patients, has created an opportunity potentially to treat this large unmet medical need. By improving vascular function, JAN101 has the potential to reduce associated pain and improve PAD patients’ quality of life.

COVID-19

Coronavirus disease (COVID-19) is an infectious disease caused by a recently discovered coronavirus.

Most people infected with the COVID-19 virus will experience mild-to-moderate respiratory illness and recover without requiring special treatment. Older people, and those with underlying medical problems like cardiovascular disease, diabetes, chronic respiratory disease, and cancer are more likely to develop serious illness. The COVID-19 virus spreads primarily through droplets of saliva or discharge from the nose when an infected person coughs or sneezes.

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

A study in the May, 28 2020 in the New England Journal published research detailing the post-mortem features of seven patients who died of COVID-19 provides critical insights, including evidence of extensive damage to the lining of the blood vessels, abnormal blood vessel growth in the lungs, and widespread blood clotting. The study led by Steven Mentzer, HMS professor of surgery at Brigham and Women’s Hospital, and done in collaboration with a team of international researchers, showed that infection with SARS-CoV-2, the virus that causes COVID-19, caused severe damage to the endothelial cells that line blood vessels and triggered widespread blood clotting. The team also identified signs of a distinctive pattern of vascular disease progression in some cases of COVID-19, compared with patterns seen in equally severe influenza virus infection. The findings highlight these key takeaways:

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

As discussed previously, in March 2021, we determined to defer our pursuit of JAN101 as a potential treatment for COVID-19 vascular complications. Should new COVID-19 variants result in another pandemic, we may then determine to end our deferral of pursuing JAN101 as a treatment of COVID-19 vascular complications.

Our Team

Tony Giordano, Ph.D., our Chief Scientific Officer, joined the Company in December 2019 from the Cleveland Clinic, the No.2 rated hospital in the country, where he served as Senior Director of Special Projects in the Business Development group. Dr. Giordano has extensive experience in commercialization and drug development, having served as Vice President or President of seven different biotechnology companies he co-founded, including companies developing platform technologies, a cancer vaccine, and Alzheimer’s Disease and cardiovascular therapies. He has managed numerous clinical trials and the launch of a medical food product. Dr. Giordano has also served as an Associate Professor and Assistant Dean of Research and Business Development at LSU Health Sciences Center in Shreveport, Louisiana (“LSU Health Shreveport”), at which he led the licensing efforts at the campus and at Abbott Labs, where, in addition to serving as a Senior Research Scientist, he was involved in technology assessment activities. Dr. Giordano has a Ph.D. focused in Molecular Genetics from The Ohio State University and completed Fellowships at the NIH NCI-Designated Cancer Centers and the NIH National Institute of Aging.

Dr. Amol Soin, our Chief Medical Officer, joined the Company in January 2020. Dr. Soin is considered one of the nation’s top pain experts and is the Founder and Chairman of the Ohio Pain Clinic. Dr. Soin brings significant expertise for treating neuropathic and chronic pain and extensive research experience for non-opioid, nonaddictive pain solutions to the JanOne management team. In his role as Chief Medical Officer, Dr. Soin will guide JanOne’s drug development activities, manage clinical research, set patient safety standards, and ensure regulatory compliance. In addition, Dr. Soin will play an integral role in establishing partnerships and drug candidate selection as we expand our pipeline. Dr. Soin received his undergraduate degree from University of Akron, his MBA from University of Tennessee, his MD from Northeastern Ohio Universities College of Medicine, and his master’s in science from Brown University and he has also studied at Dartmouth College. He is board certified in anesthesiology and pain medicine and a fellow of interventional pain management at the World Institute of Pain, and served as a pain management fellow at the Cleveland Clinic, the oldest and largest academic pain management department in the United States. The founder and chairman of the Ohio Pain Clinic, Dr. Soin has also held several prestigious positions, including President of the Ohio Society of Interventional Pain Physicians, President of the American Society of Interventional Pain Physicians Foundation, President of the Society of Interventional Pain Management Surgery Centers, and President – elect of TriState Pain Society. He was appointed by Governor Kasich to the Ohio Medical Board in 2012 to two 5-year terms and has served as the Ohio Medical Board’s president, where he was instrumental in passing statewide rules and guidelines to help the opioid crisis.

In November 2019, we formed a Scientific Board of Advisors (the “SBA”) and the following doctors and scientists currently are members of our SBA:

Chris Kevil, Ph.D., Chair of the Scientific Advisory Board – Dr. Kevil, an internationally known expert in vascular pathophysiology, PAD, and nitric oxide biology, discovered the role of sodium nitrite in promoting angiogenesis that led to the development of TV1001, now known as JAN101. Dr. Kevil earned his Ph.D. degree from LSU Health Shreveport in Molecular and Cellular Physiology, followed by a fellowship at the University of Alabama at Birmingham (UAB) with an emphasis on redox pathophysiology. Returning to LSU Health Shreveport in the Department of Pathology, he established cutting edge research programs regarding redox biology regulation of peripheral vascular diseases. This led to ground-breaking insights on how glutathione, nitrite/nitric oxide, and hydrogen sulfide regulate vascular health during ischemia.

Edgar Ross, MD, Dr. Ross is the current Director of the Pain Management Center at Brigham and Women’s Hospital and a professor of anesthesia at Harvard Medical School. Dr. Ross is recognized as Castle Connolly’s America’s top doctors for the fifth year in a row. In addition to serving as chairman of Pfizer’s partnership on pain, Dr. Ross also has served as a member of the Blue Cross and Blue Shield Opioid Prescribing Policy Committee.

John Cooke, MD, Ph.D. – Dr. Cooke is the Chair of the Department of Cardiovascular Sciences at the Houston Methodist Research Institute, Director of the Center for Cardiovascular Regeneration, and Medical Director of the RNA Therapeutics Program in the Houston Methodist DeBakey Heart & Vascular Center in Houston, Texas. He trained in cardiovascular medicine and obtained a Ph.D. in physiology at the Mayo Clinic. He was recruited to Harvard Medical School as an assistant professor of medicine. In 1990, he was recruited to Stanford University to spearhead its program in vascular biology and medicine, and was appointed professor in the Division of Cardiovascular Medicine at Stanford University School of Medicine, and associate director of the Stanford Cardiovascular Institute until his recruitment to Houston Methodist in 2013. Dr. Cooke has published over 500 research papers, position papers, reviews, book chapters, and patents in the arena of vascular medicine and biology with over 30,000 citations. He has served on national and international committees that deal with cardiovascular diseases, including the American Heart Association, American College of Cardiology, Society for Vascular Medicine, and the National Heart, Lung and Blood Institute. He has served as president of the Society for Vascular Medicine, as a director of the American Board of Vascular Medicine, and as an associate editor of Vascular Medicine.

Joshua Beckman, MD – Dr. Beckman founded and is director of the Section of Vascular Medicine in the Division of Cardiovascular and is Professor of Medicine at Vanderbilt University Medical Center. The overriding theme linking all of his career activities is vascular function in health and disease. Dr. Beckman’s primary research focuses on the mechanisms by which diabetes mellitus impairs vascular function. Secondary investigations involve studying the effect on endothelial function of non-diabetes-related insulin resistance, androgen deprivation, and vascular function in venous bypass grafts. Dr. Beckman has been involved in numerous clinical studies and has published over 300 research papers with over 30,000 citations. In addition to a number of other journals, Dr. Beckman serves in editorial roles at Vascular Medicine and Circulation,two of the premier journals in the cardiovascular space.

Nicolas Goeders, Ph.D. – Dr. Goeders is a Professor and Head of the Department of Pharmacology, Toxicology and Neuroscience at LSU Health Shreveport. He has conducted addiction research for the past 30 years and is regarded as one of the world’s leaders on the role for stress in substance abuse disorder. His work has helped to determine the mechanisms responsible for how stress contributes to relapse to drug use. He has published over 100 manuscripts, has written 15 book chapters, and was issued five patents, one of which is a drug currently in clinical development. Dr. Goeders also serves as the Executive Director of the Louisiana Addiction Research Center.

Our Strategy

Our focus is to develop and commercialize novel, non-opioid, and non-addictive therapies to address, safely and effectively, the significant unmet medical need of chronic pain or treat conditions that cause pain. The principal elements of our strategy to achieve this mission are the following:

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

•
Advance the development of our initial product candidate, JAN101, designed for the treatment of patients with PAD and pain associated with the disease. There are limited therapeutic options available for patients with PAD and we believe that JAN101 has the potential to transform the standard of care to a twice-a-day pill to improve moderate to severe PAD substantially. We have engaged a contract research organization (“CRO”), CPC Clinical Research, to function as our trial manager and currently plan to begin enrolling subjects for the first Phase IIb trials for JAN101 in late 2022. We expect to report topline results promptly following receipt of the data from the CRO.

•
Leverage clinical activity of JAN101 possibly to expand into new indications, including complications associated with COVID-19. We believe that JAN101 may have utility in treating vascular complications in patients with COVID-19, as we believe COVID-19 is an endothelial cell disease that manifests its complications in the vascular system and major organs, causing complications in recovered patients. In November 2020, we filed an investigational new drug application for our COVID-19 indication (which was subsequently converted to a pre-IND). In March 2021, we determined to defer our current, on-going pursuit of JAN101 as a potential treatment for COVID-19 vascular complications. In connection with that determination, we determined that we would not then file a utility patent nor submit an investigational new drug application to the FDA. This determination was based on several factors, including the current, positive effect that three vaccines are having on the COVID-19 pandemic in the United States. Should the vaccines ultimately prove less effective than currently expected or should new COVID-19 variants result in another pandemic, we may then determine to end our deferral of pursuing JAN101 as a treatment of COVID-19 vascular complications.

•
Advance our initial product candidate through clinical development and pursue development of additional product candidates through acquisitions. Our objective is to build a well-balanced, multi-asset portfolio targeting the large population of patients with chronic and acute pain. To achieve this, in addition to JAN101, we intend to pursue partnerships, licensing agreements, and potential acquisitions of other pharma companies. We continue our search for assets with indications where we believe they could have meaningful impact and address the large unmet medical need. In addition, we may choose to selectively in-license or acquire complementary product candidates by leveraging the insights, network, and experience of our team.

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

Chronic Pain

The NIH defines chronic pain as pain that persists either beyond the normal healing time of an injury or longer than three months. We believe that chronic pain represents a significant public health crisis. It is estimated that chronic pain affects 100 million individuals in the United States and over 1.5 billion people worldwide; thus, more people suffer from chronic pain than diabetes, heart disease, and cancer combined (Cowen Therapeutic Categories Outlook, March 2019). Chronic pain exacts a tremendous cost in terms of direct treatment and rehabilitation expenditures, lost worker productivity, prevalent addiction to opioid-based drugs, and emotional and financial burden for patients and their families. According to an Institute of Medicine of the National Academies report, pain is a significant public health problem in the United States that costs society between $560 billion and $635 billion annually. Chronic pain is the leading cause of long-term disability in the United States, and approximately 23 million adults in the United States experience severe pain over a three-month period. Globally, the prevalence of chronic pain is even larger, with over one billion people worldwide affected each year. Common types of chronic pain include those of neuropathic and inflammatory origin and may involve the skin, muscles, joints, bones, tendons, ligaments, and other soft tissues. Chronic pain is associated with a variety of clinical conditions including, but not limited to, arthritis, spinal conditions, cancer, fibromyalgia, diabetes, surgical recovery, visceral injury, and general trauma.

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

Current Therapeutic Approaches to Treating Chronic Pain and Their Limitations

NSAIDs

Some of the most widely used therapies to treat chronic inflammatory pain are non-steroidal anti-inflammatory drugs (“NSAIDs”). NSAIDs can have significant side effects that include gastrointestinal bleeding, gastritis, high blood pressure, fluid retention, kidney problems, heart problems, and rashes. On April 7, 2005, the FDA announced a decision to require boxed warnings of potential cardiovascular risk for all NSAIDs.

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

Opioids

Opioids are some of the most widely prescribed therapeutics for chronic and acute pain, and sales of these drugs have quadrupled between 1999 and 2010.According to a National Survey on Drug Use and Health report, in 2016 more than one-third of adult Americans were prescribed opioids and 230 million opioid prescriptions were written that year in the United States. Opioids act by binding to specific receptors located on neurons in both the central and peripheral nervous system throughout the body including in the brain, spinal cord, and other nervous tissue. Although they can be effective in providing pain relief, the increased medical use of opioids has been accompanied by an increase in the abuse and misuse of prescription opioids. In addition, for most patients, chronic opioid use is a poor option due to an intolerance to the many side effects, including nausea, vomiting, drowsiness, and constipation, and the propensity for opioids to become less effective with long-term use. According to the Centers for Disease Control and Prevention (the “CDC”), almost two million individuals abused or were dependent on prescription opioids in 2014. CDC figures show that the number of opioid-related overdose deaths has quadrupled between 1999 and 2010, and currently approximately 40% of opioid overdose deaths in the United States involve a prescription opioid. This increase in prescription opioid-related deaths in the United States prompted former President Trump to declare the opioid crisis a national Public Health Emergency in October 2017. Opioid abuse has become an epidemic in the United States, ranking as the nation’s second most prevalent illegal drug problem. These major issues create the need to find new approaches to treating chronic pain.

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

We have taken an innovative and targeted approach to identifying treatments for chronic pain that leverages our understanding of the pathophysiology of pain. Pain is variable. For example, it can be inflammatory or neuropathic in nature, and it may be localized to a specific area of the body or it may be generalized throughout. We believe that the most effective way to treat chronic pain is through therapies that specifically target the origin of the pain signal. We strive to maximize our initial product candidate’s potential based on its unique mechanism of action related to the origin of the pain signal.

A Randomized, Double-Blind Study of the Effects of a Sustained Release Formulation of Sodium Nitrite (SR-nitrite) on Patients with Diabetic Neuropathy

Background: Sodium nitrite has been reported to be effective in reducing chronic peripheral pain pain.

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

Methods: Twenty-four patients were randomized to 40 mg or 80 mg SR-nitrite or placebo twice daily for 12 weeks. The primary objective was to determine whether headaches would be reduced using SR-nitrite. The primary efficacy endpoint was the mean difference in the change of the Neuropathic Pain Symptom Inventory (NPSI) pain score from baseline to that reported after 12 weeks of treatment. Secondary endpoints included changes from baseline for the Brief Pain Inventory (BPI) Scale, the RAND 36 questionnaire, Short-Form McGill Questionnaire, daily patient reported score for neuropathic pain, changes in HbA1c, PulseOx, and quantitative sensory testing. Results: The number of subjects reporting adverse events and the number of adverse events did not change with dose. There were no reports of treatment-related headaches. Although no significant differences were identified in patient responses to the questionnaires, a trend was observed. In the NPSI assessment, patients in the 40 mg and 80 mg dosing groups reported a 12.7% and 22.0% reduction in pain, respectively, compared to an 8.4% reduction by patients in the placebo group. A trend was also observed with the BPI total severity score. However, the 40 mg dosing group reported the greatest reduction in pain using the McGill Pain index and via patient logs of daily pain scores, where the mean of pain scores reported by subjects in the 40 mg group dropped by day 41 and generally stayed lower than the mean of scores reported by subjects in either of the other two groups. Patients in the 80 mg SR-nitrite group had an improvement in both Nerve Sensory Conductance and Nerve Sensory Velocity. No changes were observed in HbA1c levels or PulseOx.

Limitations: Small sample size.

Conclusion: Sustained release sodium nitrite prevents the prevalent reports of headaches by patients treated with an immediate release formulation of sodium nitrite. In a previous study of patients with peripheral arterial disease (PAD), 40 mg BID treatment led to a statistically significant reduction in reported pain. Similar trends were observed at the end of the trial period for most of the pain questionnaires used in the study. The 80 mg BID treatment had the more pronounced effect on bioactivity (quantitative sensory testing), which was similar to the PAD study, where this dosing group had the greatest improvement in Flow Mediated Dilation . The ability to alleviate pain with BID treatment of SR-nitrite offers promise for a new non-addictive, non-sedating treatment of chronic pain and warrants further study.

Microcirculatory injury, which is common in diabetic patients, can lead to a number of problems. Prominent among these is diabetic peripheral neuropathy (DPN). About 10% of patients will have evidence of DPN at the time they are initially evaluated, and almost 50% of diabetic patients will ultimately develop DPN. Of diabetic patients with DPN, 40% to 50% suffer from chronic pain, as well as paresthesia, sensory loss, and weakness, and have at least an eight-fold increased risk of undergoing a distal lower extremity amputation compared to similar non-diabetics. Endothelial cells play an important part in the regulation of microcirculation, as they maintain vascular tone by secreting both vasodilators and vasoconstrictors. A central feature of diabetic microvascular disease (MVD) is endothelial dysfunction, which, in turn, plays an important role in the development and progression of DPN. The pathophysiological factors leading to endothelial dysfunction in diabetes include chronic hyperglycemia and protein glycosylation, insulin resistance, inflammation, and increased oxidative stress. Studies have now shown a close relationship between endothelial dysfunction and diminished nitric oxide (NO) bioavailability. Endogenously produced NO has a half-life measured in seconds, and is rapidly oxidized to nitrite (NO2–) and nitrate (NO3–) end-products, the latter of which is biologically inert. In the presence of microcirculatory ischemia and endothelial cell dysfunction, however, endogenous NO production by eNOS is much more limited. In such circumstances, circulating NO2– can be non-enzymatically reduced to increase NO availability. In addition to serving as a circulating NO reservoir, nitrite itself has also been shown to have direct and potent vasodilatory effects in vitro and in vivo. The findings that NO2– mediates vasodilatation, both directly and through NO generation, has led to growing interest in the potential effectiveness of nitrite as a therapeutic agent in conditions associated with DPN and endothelial dysfunction. Such conditions include diabetic microvascular disease, DPN, and retinopathy, in which low levels of NO and NO2–, as well as elevated levels of nitrate (NO3–), suggest that the complete oxidation of NO occurs during diabetes with insufficient NO2– reserves to restore NO bioavailability. Previous human studies with an oral formulation of NaNO2 have shown that administration twice daily improves vascular function. In the peripheral arterial disease study, subjects who received the lower dose of NaNO2 reported a significant reduction in pain. Although side effects were minimal, headaches and dizziness were reported by a large number of subjects, likely due to the rapid release of NaNO2 leading to vasodilation. An oral, sustained-release formulation of NaNO2 (SR-nitrite) was developed in an attempt to overcome these problems and was tested in a porcine model of metabolic syndrome with critical limb ischemia. SR-nitrite-treated animals showed increased myocardial NO bioavailability, diminished oxidative stress, and cytoprotection in ischemic tissue. Importantly, 24-hour telemetry recordings of blood pressure showed no evidence of vasodilation. In the above study, we hypothesized that the SR-nitrite would reduce or eliminate headaches reported in patients following administration of the immediate release formulation. Given the promising results on reducing pain in diabetic patients with PAD reported in the previous study, patients with diabetic neuropathy were utilized in this study to determine whether any trends in reducing pain could be observed. The study design was a randomized, placebo controlled, double-blind phase II study was carried out to investigate the safety and potential biological activity of multiple doses of an oral, sustained-release formulation of sodium nitrite (SR-nitrite; TheraVasc Inc., Cleveland, OH, USA), BID in doses of 40 mg and 80 mg over a 12-week treatment period, in human subjects with diabetes and neuropathic pain in the lower extremities and feet. The trial was approved by the Copernicus Group Institutional Review Board and listed on ClinicalTrials.gov: www.clinicaltrials.gov/ct2/show/NCT02412852. The study was funded by TheraVasc Inc. (“TheraVasc”).

JAN101—Regulatory Strategy

Sodium nitrite has been previously approved as one of the active components of cyanide poisoning antidote. This means the approval path for JAN101 is through a 505(b)(2) (“NDA”), which we intend to pursue.

JAN101—Commercial Strategy

We currently intend to use third-party providers and manufacturers to support the commercialization JAN101, if we are successful in obtaining FDA approval. We believe that we can promote JAN101 to the patients suffering from PAD in a cost effective manner. We anticipate our commercial operation will include outside sales management, outside sales support, distribution support, and an internal marketing group. Additional requisite capabilities will include focused management of key accounts, such as managed-care organizations, group purchasing organizations, and government accounts. We intend selectively to partner with third parties with vast experience in the space, as we have been partnering for every aspect of development.

Competition

The biotechnology and pharmaceutical industries are characterized by extensive research and development efforts, rapidly advancing technologies, intense competition, and a strong emphasis on proprietary products. We are currently focused on the development and commercialization of our asset pipeline of novel, non-opioid, and non-addictive therapies for PAD. The number of patients suffering from chronic PAD is large and growing. While we believe that our initial product candidate and our Chief Scientific Officer’s development experience and scientific knowledge provide us with competitive advantages, we face potential competition from many different sources, including pharmaceutical, biotechnology, and specialty pharmaceutical companies that market or develop therapeutics to treat chronic pain. Academic research institutions, governmental agencies, as well as public and private institutions are also potential sources of competitive products and technologies. Our competitors may have significantly greater financial resources, robust drug pipelines, established presence in the market, and expertise in research and development, manufacturing, pre-clinical and clinical testing, obtaining regulatory approvals and reimbursement, and marketing approved products than we do. These competitors also compete with us in recruiting and retaining qualified clinical, regulatory, scientific, sales, marketing, and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. The key competitive factors affecting the success of our initial product candidate (as well as other subsequent product candidates), if and when approved, is likely to be its efficacy, durability, safety, price, and the availability of reimbursement from government and other third-party payors.

Significant competition exists in the PAD pain field. Although we believe our approach to developing novel treatments for pain is unique from most other existing or investigational therapies, such as NSAIDs, corticosteroids, and opioids, we will need to compete with all currently available and future therapies within the indications where our development is focused. With respect to JAN101, the main classes of marketed products that are available for the treatment of PAD pain include NSAIDs and opioids. Furthermore, numerous monoclonal antibodies targeting nerve growth factor, or NGF inhibitors, are in clinical development, including two product candidates in Phase III.

There are a number of companies developing or marketing therapies for the treatment and management of pain that may compete with our initial product candidate, including many major pharmaceutical and biotechnology companies.

Intellectual Property

Our success depends in large part upon our ability to obtain and maintain proprietary protection for our products and technologies, and to operate without infringing or otherwise violating the proprietary rights of others. We endeavor to protect our products using a combination of intellectual property protections and available government regulatory and marketing exclusivities afforded to new medicines. For example, we endeavor to protect our products by, among other methods, filing United States and, potentially in the future, foreign, patent applications related to our proprietary technology, inventions, and improvements that are important to the development and implementation of our business. We also use other forms of protection, such as confidential information, trade secrets, and know-how, and trademarks to protect our intellectual property, particularly where we do not believe patent protection is appropriate or obtainable.

The proprietary nature of, and protection for, our initial product candidate, processes, and know-how are important to our business. Our policy is to pursue, maintain, and defend intellectual property rights, and to protect the technology, inventions, and improvements that are commercially important to our business.

Trade Secrets and Other Proprietary Information

In addition to patents, we rely on trade secrets and know-how to develop and maintain our competitive position. For example, we have developed methods for more efficient manufacture of sustained released sodium nitrite tablets. We seek to protect our proprietary information, in part, by confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors, and commercial partners.

License Agreement

On November 19, 2019, we entered into a Patent and Know How License Agreement (the “License Agreement”) with UAB Research Foundation (“UABRF”), TheraVasc, and the Board of Supervisors of Louisiana State University and Agricultural and Mechanical College, acting on behalf of LSU Health Shreveport, together with UABRF and TheraVasc, the “Licensors”). Under the License Agreement, the Licensors have agreed to grant to JanOne an exclusive, worldwide license, including the right to sublicense, to the Licensors’ patent rights and know-how related to the Licensors’ sustained release formulation of sodium nitrite. Under the License Agreement, we have agreed to pay a non-refundable upfront license fee and certain milestone payments upon the achievement of certain milestones of up to approximately $6.5 million and certain royalty payments and annual license maintenance fees. The License Agreement requires us to use commercially reasonable efforts to develop and commercialize JAN101.

Commercial Operations

We currently do not have any marketing and sales organization. We have retained global rights to our initial product candidate, and, if it or one of our potential subsequent product candidates is approved by the FDA to market in the United States, we expect that our sales force will be supported by sales management, internal sales support, an outside marketing group, and distribution support. We intend to invest in our commercial capabilities prudently by focusing our marketing efforts on the physician subspecialties that treat patients with PAD. These physicians include, but are not limited to, pain management specialists, rheumatologist, surgeons, and sports medicine physicians. We will also evaluate licensing and partnering with third parties to help us reach other sales channels and geographic markets inside and outside of the United States.

Government Regulation

The FDA and comparable regulatory authorities in state and local jurisdictions and in other countries impose substantial and burdensome requirements upon companies involved in the clinical development, manufacture, marketing, and distribution of drugs, such as those we are developing. These agencies, and other federal, state, and local entities regulate, among other things, the research and development, testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion, distribution, post-approval monitoring and reporting, sampling, and export and import of product candidates.

U.S. Government Regulation of Drug Products

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (the “FDCA”) and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local, and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the product development process, the approval process, or thereafter, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•
completion of pre-clinical laboratory tests, animal studies, and formulation studies in compliance with the FDA’s good laboratory practice (“GLP”), regulations;

•
submission to the FDA of an Investigational New Drug Application (“IND”), which must become effective before human clinical trials may begin;

•
approval by an institutional research board (“IRB”) at each clinical site before each trial may be initiated;

•
performance of adequate and well-controlled human clinical trials in accordance with good clinical practice (“GCP”) requirements to establish the safety and efficacy of the proposed drug product for each indication;

•
submission to the FDA of a new drug application (NDA);

•
satisfactory completion of an FDA advisory committee review, if applicable;

•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practices (“cGMP”) requirements and to assure that the facilities, methods, and controls are adequate to preserve the drug’s identity, strength, quality, and purity;

•
satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;

•
payment of user fees and securing FDA and approval of the NDA; and

•
compliance with any post-approval requirements, including the potential requirement to implement a risk evaluation and mitigation strategy (“REMS”), and the potential requirement to conduct post-approval studies.

Pre-clinical Studies

Pre-clinical studies include laboratory evaluation of product chemistry, toxicity, and formulation, as well as animal studies to assess potential safety and efficacy. An IND sponsor must submit the results of the pre-clinical tests, together with manufacturing information, analytical data, and any available clinical data or literature, among other things, to the FDA as part of an IND. Some pre-clinical testing may continue even after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence. Clinical holds also may be imposed by the FDA at any time before or during clinical trials, due to safety concerns about on-going or proposed clinical trials, or non-compliance with specific FDA requirements, and the trials may not begin or continue until the FDA notifies the sponsor that the hold has been lifted. Through the 505(b)2 regulatory path, the FDA allows a sponsor to rely on well documented, published studies to support the clinical development of the product. The FDA has indicated that it will accept published data in support of the Company’s development program for JAN101 but prior to filing an NDA would require the Company to complete developmental and reproductive toxicology studies.

Clinical Trials

Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution. Information about certain clinical trials must be submitted within specific timeframes to the NIH for public dissemination on their www.clinicaltrials.gov website. The information contained in, or accessible through, this website does not constitute a part of this Annual Report. We have included this website address solely as an inactive, textual reference.

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

•
Phase I: The drug is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, and excretion and, if possible, to gain an early indication of its effectiveness.

•
Phase II: The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to evaluate the efficacy of the product for specific targeted diseases preliminarily, and to determine dosage tolerance and optimal dosage.

•
Phase III: The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate sufficient data statistically to evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product, and to provide adequate information for the labeling of the product.

Post-approval trials, sometimes referred to as Phase IV clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase IV clinical trials as a condition of approval of an NDA.

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

During the development of a new drug, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to submission of an IND, at the end of Phase II, and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach agreement on the next phase of development. Sponsors typically use the meetings at the end of the Phase II clinical trial to discuss Phase II clinical results and present plans for the pivotal Phase III clinical trials that they believe will support approval of the new drug. JanOne submitted briefing materials in 2021 describing the previous research and development activities and planned clinical trials. The Company is now working to implement suggestions by the FDA to be ready to submit a protocol amendment in late 2022.

Concurrently with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of product candidates and, among other things, the manufacturer must develop methods for testing the identity, strength, quality, and purity of the final drug. In addition, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

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

United States Review and Approval Process

The results of product development, pre-clinical, and other non-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling, and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. The submission of an NDA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Under the Prescription Drug User Fee Act (the “PDUFA”), guidelines that are currently in effect, the FDA has a goal of 10 months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes 12 months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision after the application is submitted. The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing.

The FDA may refer an application for a novel drug to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates, and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee; but, it considers such recommendations carefully when making decisions.

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

After the FDA evaluates an NDA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter usually describes the specific deficiencies in the NDA identified by the FDA and may require additional clinical data, such as an additional Phase III trial or other significant and time-consuming requirements related to clinical trials, non-clinical studies, or manufacturing. If a Complete Response Letter is issued, the sponsor must resubmit the NDA that addresses all of the deficiencies identified in the letter, or withdraw the application. Even if such additional data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. In addition, the FDA may require a sponsor to conduct Phase IV clinical testing, which involves clinical trials designed to assess a drug’s safety and effectiveness further after NDA approval, and may require testing and surveillance programs to monitor the safety of approved products that already have been commercialized. The FDA may also place other conditions on approval, including the requirement for REMS, to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS. The FDA will not approve the NDA without an approved REMS, if required. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription, or dispensing of products. Marketing approval may be withdrawn for non-compliance with regulatory requirements or if problems occur following initial marketing.

The Food and Drug Administration Safety and Innovation Act (the “FDASIA”) made permanent the Pediatric Research Equity Act (the “PREA”), which requires a sponsor to conduct pediatric clinical trials for most drugs, for a new active ingredient, new indication, new dosage form, new dosing regimen, or new route of administration. Under PREA, original NDAs and supplements must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or the FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation.

Special FDA Expedited Review and Approval Programs

The FDA has various programs, including Fast Track Designation, accelerated approval, priority review, and breakthrough therapy designation, which are intended to expedite or simplify the process for the development and FDA review of drugs that are intended for the treatment of serious or life-threatening diseases or conditions and demonstrate the potential to address unmet medical needs. The purpose of these programs is to provide important new drugs to patients earlier than under standard FDA review procedures.

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

The FDA may give a priority review designation to drugs that offer major advances in treatment, or provide a treatment where no adequate therapy exists. A priority review means that the goal for the FDA to review an application is six months, rather than the standard review of 10 months under current PDUFA guidelines. Under the new PDUFA agreement, these six- and 10-month review periods are measured from the “filing” date, rather than the receipt date for NDAs for new molecular entities, which typically adds approximately two months to the timeline for review and decision from the date of submission. Most products that are eligible for Fast Track Designation are also likely to be considered appropriate to receive a priority review.

In addition, products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may be eligible for accelerated approval and may be approved on the basis of adequate and well-controlled clinical trials that establish that the drug product has an effect (i) on a surrogate endpoint that is reasonably likely to predict clinical benefit or (ii) on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, including taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require a sponsor of a drug receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint, and the drug may be subject to accelerated withdrawal procedures.

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

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. We may explore some of these opportunities for our initial (or subsequent) product candidates, as appropriate.

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

The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-marketing testing, including Phase IV clinical trials, and surveillance to assess further and monitor the product’s safety and effectiveness after commercialization.

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

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs or devices may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have promoted off-label uses improperly may be subject to significant liability.

The Hatch-Waxman Amendments

The Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act, added two pathways for FDA drug approval. First, the Hatch-Waxman amendments to the FDCA authorized the FDA to approve an alternative type of NDA under Section 505(b)(2) of the FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from trials not conducted by or for the applicant and for which the applicant has not obtained a right of reference from the data owner. The applicant may rely upon the FDA’s findings of safety and efficacy for an approved product that acts as the “listed drug.” The FDA may also require 505(b)(2) applicants to perform additional studies or measurements to support the change from the listed drug. The FDA may then approve a new product candidate for all, or some, of the label indications for which the branded reference drug has been approved, as well as for any new indication sought by the 505(b)(2) applicant.

Second, the Hatch-Waxman amendments to the FDCA also established a statutory procedure for submission and FDA review and approval of abbreviated new drug applications (“ANDAs”) for generic versions of branded drugs previously approved by the FDA (such previously approved drugs are referred to as “listed drugs”). An ANDA is a comprehensive submission that contains, among other things, data and information pertaining to the active pharmaceutical ingredient, drug product formulation, specifications, and stability of the generic drug, as well as analytical methods, manufacturing process validation data and quality control procedures. Premarket applications for generic drugs are termed abbreviated because they generally do not include pre-clinical and clinical data to demonstrate safety and effectiveness. However, a generic manufacturer is typically required to conduct bioequivalence studies of its test product against the listed drug. The bioequivalence studies for orally administered, systemically available drug products assess the rate and extent to which active pharmaceutical ingredient (the “API”) is absorbed into the bloodstream from the drug product and becomes available at the site of action. Bioequivalence is established when there is an absence of a significant difference in the rate and extent for absorption of the generic product and the listed drug. For some drugs, other means of demonstrating bioequivalence may be required by the FDA, especially where rate and/or extent of absorption are difficult or impossible to measure. The FDA will approve the generic product as suitable for an ANDA application if it finds that the generic product does not raise new questions of safety and effectiveness as compared to the innovator product. A product is not eligible for ANDA approval if the FDA determines that it is not bioequivalent to the referenced innovator drug, if it is intended for a different use, or if it is not subject to an approved Suitability Petition.

In seeking approval for a drug through an NDA, including a 505(b)(2) NDA, applicants are required to list with the FDA certain patents whose claims cover the applicant’s product. Upon approval of an NDA, each of the patents listed in the application for the drug is then published in the Orange Book. Any applicant who files an ANDA seeking approval of a generic equivalent version of a drug listed in the Orange Book or a 505(b)(2) NDA that references a drug listed in the Orange Book must certify to the FDA that (1) no patent information on the drug product that is the subject of the application has been submitted to the FDA; (2) such patent has expired; (3) the date on which such patent expires; or (4) such patent is invalid or will not be infringed upon by the manufacture, use, or sale of the drug product for which the application is submitted. This last certification is known as a paragraph IV certification. A notice of the paragraph IV certification must be provided to each owner of the patent that is the subject of the certification and to the holder of the approved NDA to which the ANDA or 505(b)(2) application refers. The applicant may also elect to submit a “section viii” statement certifying that its proposed label does not contain (or carves out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent.

If the referenced NDA holder and patent owners assert a patent challenge directed to one of the Orange Book-listed patents within 45 days of the receipt of the paragraph IV certification notice, the FDA is prohibited from approving the application until the earlier of 30 months from the receipt of the paragraph IV certification expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the applicant. The ANDA or 505(b)(2) application also will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the branded reference drug has expired.

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

United States Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any therapeutic product candidate for which we may seek regulatory approval. Sales in the United States will depend in part on the availability of adequate financial coverage and reimbursement from third-party payors, which include government health programs such as Medicare, Medicaid, TRICARE, and the Veterans Administration, as well as managed care organizations and private health insurers. Prices at which we or our customers seek reimbursement for our initial or subsequent therapeutic product candidates can be subject to challenge, reduction, or denial by payors.

The process for determining whether a payor will provide coverage for a product is typically separate from the process for setting the reimbursement rate that the payor will pay for the product. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be available. Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. In order to obtain coverage and reimbursement for any product that might be approved for marketing, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of any products, which would be in addition to the costs expended to obtain regulatory approvals. Third-party payors may not consider our initial or subsequent product candidates to be medically necessary or cost-effective compared to other available therapies, or the rebate percentages required to secure favorable coverage may not yield an adequate margin over cost or may not enable us to maintain price levels sufficient to realize an appropriate return on our investment in drug development.

Healthcare Reform

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of drug product candidates, restrict or regulate post-approval activities, and affect the profitable sale of drug product candidates.

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality, and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, the Affordable Care Act, formally known as the Patient Protection and Affordable Care Act (the “ACA”), was enacted by Congress and signed into law by the President. It substantially changed the methods by which healthcare is financed by both the government and private insurers, and significantly impacted the United States pharmaceutical industry. The ACA, among other things: (i) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid-managed care organizations; (ii) established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs; (iii) expanded the availability of lower pricing under the 340B drug pricing program by adding new entities to the program; (iv) increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program; (v) expanded the eligibility criteria for Medicaid programs; (vi) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and (vii) established a Center for Medicare & Medicaid Innovation to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drugs.

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

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of two percent per fiscal year and reduced payments to several types of Medicare providers. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

United States Healthcare Fraud and Abuse Laws and Compliance Requirements

Federal and state healthcare laws and regulations restrict business practices in the pharmaceutical industry. The United States laws that may affect our ability to operate include:

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

•
the federal Physician Payments Sunshine Act, which among other things, requires certain manufacturers of drugs, devices, and biologics that are reimbursable by a federal healthcare program to report annually to the United States Department of Health and Human Services information related to payments and other transfers of value to physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members; and

•
similar federal laws and state law equivalents of each of the above federal laws.

Regulation Outside of the United States

To the extent that our initial or subsequent product candidates, if and when approved, are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws and implementation of corporate compliance programs and reporting of payments or other transfers of value to healthcare professionals.

In order to market our future products in the European Economic Area (the “EEA”) and many other foreign jurisdictions, we must obtain separate regulatory approvals. More concretely, in the EEA, medicinal products can only be commercialized after obtaining a Marketing Authorization (an “MA”). There are two types of marketing authorizations:

•
the Community MA, which is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use of the European Medicines Agency (the “EMA”) and which is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced therapy products, and medicinal products containing a new active substance indicated for the treatment certain diseases, such as AIDS, cancer, neurodegenerative disorders, diabetes, and auto-immune and viral diseases. The Centralized Procedure is optional for products that contain a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific, or technical innovation or that are in the interest of public health in the EU; and

•
National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, a National MA can be recognized in another Member State through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure.

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

Data and Marketing Exclusivity

In the EEA, new products authorized for marketing, or reference products, qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The data exclusivity period prevents generic or biosimilar applicants from relying on the pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial authorization of the reference product in the EU. The 10-year market exclusivity period can be extended to a maximum of 11 years if, during the first eight years of those 10 years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications that, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. In Japan, medicinal products approved for administration to a patient via a new route of administration qualify for six years of market exclusivity.

Clinical Trials

Clinical trials of medicinal products in the European Union must be conducted in accordance with European Union and national regulations and the International Conference on Harmonization (the “ICH”) guidelines on GCPs. Additional GCP guidelines from the European Commission, focusing in particular on traceability, apply to clinical trials of advanced therapy medicinal products. If the sponsor of the clinical trial is not established within the European Union, it must appoint an entity within the European Union to act as its legal representative. The sponsor must purchase a clinical trial insurance policy and, in most EU countries, the sponsor is liable to provide “no fault” compensation to any study subject injured in the clinical trial.

Prior to commencing a clinical trial, the sponsor must obtain a clinical trial authorization from the competent authority, and a positive opinion from an IEC. The application for a clinical trial authorization must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier that contains information about the manufacture and quality of the medicinal product under investigation. Currently, clinical trial authorization applications must be submitted to the competent authority in each EU Member State in which the trial will be conducted. Under the new Clinical Trials Regulation (Regulation (EU) No 536/2014), which took effect on January 31, 2022, there will be a centralized application procedure where one national authority takes the lead in reviewing the application and the other national authorities have only a limited involvement. Any substantial changes to the trial protocol or other information submitted with the clinical trial applications must be notified to or approved by the relevant competent authorities and ethics committees. Medicines used in clinical trials must be manufactured in accordance with cGMP. Other national and European Union-wide regulatory requirements also apply.

Recycling

We started our business in 1976 as a used appliance retailer that reconditioned old appliances to sell in our stores. Under contracts with national and regional retailers of new appliances, we collected the replaced appliance from the retailer’s customer’s residence when one of their stores delivered a new appliance. Any old appliances that we could not sell in our stores were sold to scrap metal processors. In the late 1980s, stricter environmental regulations began to affect the disposal of unwanted appliances and we were no longer able to take appliances that contained hazardous components to scrap metal processors. At that time, we began to develop systems and equipment to remove the harmful materials so that metal processors would accept the appliance shells for processing. We then offered our services for disposing of appliances in an environmentally sound manner to appliance manufacturers and retailers, waste hauling companies, rental property managers, local governments, and the public. In 1989, we began contracting with electric utility companies to provide turnkey appliance recycling services to support their energy conservation efforts. Since that time, we have provided our services to approximately 400 utilities and other providers of energy efficiency programs throughout North America.

We currently have contracts to recycle, or to replace and recycle, major household appliances for approximately 100 utilities and other providers of energy efficiency services across North America. We operate 17 recycling centers in the United States and Canada to process and recycle old appliances according to all federal, state, provincial, and local rules and regulations. We use United States Environmental Protection Agency (the “EPA”) Responsible Appliance Disposal (“RAD”) Program-compliant methods to remove and manage hazardous components and materials properly, including CFC refrigerants, mercury, polyurethane foam insulation, and recyclable materials, such as ferrous and nonferrous metals, plastics, and glass. All of our facilities comply with licensing and permitting requirements, and employees who process appliances receive extensive safety and hazardous materials training.

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

1.
Mercury, which easily enters the body through absorption, inhalation, or ingestion, and has the potential to cause neurological damage. Mercury-containing components may be found in older freezers, washers, and ranges;
2.
Chlorofluorocarbon (“CFC”), hydrochlorofluorocarbon, and hydrofluorocarbon refrigerants (collectively, “Refrigerants”), which cause long-term damage to the earth’s ozone layer and may contribute to global climate change. Refrigerators, freezers, room air conditioners, and dehumidifiers commonly contain Refrigerants;
3.
CFCs, having a very high ozone-depletion potential that may also be used as blowing agents in the polyurethane foam insulation of refrigerators and freezers; and,
4.
Other materials, such as oil, that are harmful when released into the environment.

The federal government requires the recovery of refrigerants upon appliance disposal and also regulates the management of hazardous materials found in appliances. Most state and local governments have also enacted laws affecting how their residents dispose of unwanted appliances. For example, many areas restrict landfills and scrap metal processors from accepting appliances unless the units have been processed to remove environmentally harmful materials. As a result, old appliances usually cannot be discarded directly through ordinary solid waste systems.

In addition to these solid waste management and environmental issues, energy conservation is another compelling reason for proper disposal of old appliances. The Department of Energy’s updated appliance energy efficiency standards that took effect in September 2014 require new refrigerators to be 25-to-30% more efficient than those manufactured only one year earlier. Refrigerators manufactured today use about one-fifth as much electricity as units manufactured in the mid-1970s.

While new refrigerators can save a significant amount of energy in the home, more than 30% of all United States households have a second refrigerator in the basement or garage. These units are typically 15-to-25 years old and consume about 750-to-1500 kilowatt-hours per year, increasing electric bills by more than $150 annually per household.

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

The EPA has been supportive of efforts by electric utilities and other entities that sponsor appliance recycling programs to ensure that the collected units are managed in an environmentally sound manner. In October 2006, the EPA launched its RAD program, a voluntary partnership program designed to help protect the ozone layer and reduce emissions of greenhouse gases. Through the program, RAD partners use best practices to recover ozone-depleting chemicals and other harmful materials from old refrigerators, freezers, room air conditioners, and dehumidifiers. Because of our appliance recycling expertise, we were active participants in helping to design the RAD program and currently submit annual reports to the EPA to document the environmental benefits our utility customers that are RAD partners have achieved through their recycling programs.

Our wholly-owned subsidiaries in our Recycling segment include, ARCA Canada, a Canadian corporation formed in September 2006 (“ARCA Canada”), ARCA Recycling, a California corporation formed in November 1991, and Connexx, a Nevada limited liability company formed in October 2016 that provides call center services for recycling business.

Technology

On August 18, 2017, in a move to diversify our offering beyond our then-current appliance recycling capabilities, we acquired GeoTraq, which became a wholly-owned subsidiary of the Company. In connection with the acquisition, the Company tendered to the three owners of GeoTraq an aggregate of $200,000 and promissory notes in the aggregate initial principal amount of $800,000, and issued to them an aggregate of 288,588 shares of the Company’s Series A Convertible Preferred Stock (which were subsequently exchanged for shares of Series A-1 Convertible Preferred Stock as discussed in this Form 10-K).

GeoTraq is a Mobile Internet of Things (“IoT”) technology company that designs innovative wireless modules that provide Location Based Services (“LBS”) and connect external sensors to the IoT. GeoTraq is planning to manufacture and sell wireless transceiver modules and subscription services that will allow connectivity using publicly available global Mobile IoT networks. GeoTraq addresses the large LBS market segment that is currently under served with existing solutions due to high deployment costs (hardware, service, logistics), limited battery life and large form factors. We believe that there is a large under-served portion of the LBS market that is not addressed by existing solutions. RFID and Wi-Fi require proximity for asset tracking, while GPS is too bulky and uses too much power for many needs. GeoTraq addresses the white space in-between by designing wireless transceiver modules with technology that provides LBS directly from global Mobile IoT networks. GeoTraq’s technology allows for a substantially lower cost solution, extended service life, a small form factor, and even disposable devices, which we believe can significantly reduce return logistics costs.

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

With the GeoTraq acquisition, we expected to have the ability to deploy IoT devices to locate, monitor and track the movement of inventory and other assets and monitor connected sensors, however, our GeoTraq subsidiary has not generated any revenue to date, including in the fiscal year ended January 1, 2022. Consequently, during the year ended January 1, 2022, the Company took a full write-down of the unamortized portion of the GeoTraq intangible asset of approximately $9.8 million (see Note 8 of the Consolidated Financial Statements below).

ApplianceSmart, Inc.

Prior to December 30, 2017, we sold new and out-of-the-box major household appliances in the United States though a chain of Company-owned retail stores operating under the name ApplianceSmart®. On December 30, 2017, we, together with our then-subsidiary, ApplianceSmart, Inc. (“ApplianceSmart”), entered into a Stock Purchase Agreement (the “ApplianceSmart Disposition Agreement”) with ApplianceSmart Holdings LLC (the “Purchaser”), a wholly-owned subsidiary of Live Ventures Incorporated (“Live Ventures”; Nasdaq: Live), pursuant to which we sold to the Purchaser all of the issued and outstanding shares of capital stock of ApplianceSmart (the “ApplianceSmart Stock”) in exchange for $6.5 million. Effective April 1, 2018, the Purchaser issued to us a three-year promissory note (the “ApplianceSmart Note”) in the original principal amount of $3.9 million for the balance of the purchase price. ApplianceSmart guaranteed the repayment of the ApplianceSmart Note. On December 26, 2018, the ApplianceSmart Note was amended and restated to grant ARCA Recycling a security interest in the assets of the Purchaser, ApplianceSmart, and ApplianceSmart Contracting Inc. in exchange for modifying the repayment terms to provide for the payment in full of all accrued interest and principal on April 1, 2021, the maturity date of the ApplianceSmart Note. On March 15, 2019, we entered into subordination agreements with various third parties, pursuant to which we agreed to subordinate the payment of indebtedness under the ApplianceSmart Note and our security interest in the assets of ApplianceSmart and other related parties in exchange for receipt of a payment of up to $1.2 million within 15 days of the subordination agreement. On December 9, 2019, ApplianceSmart filed a voluntary petition (the “Chapter 11 Case”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), seeking relief under Chapter 11 of Title 11 of the United States Code. As of January 1, 2022, the indebtedness owed by ApplianceSmart to us is approximately $2.9 million. However, we recorded a full valuation allowance for the entire amount of the indebtedness due to the uncertainty of repayment. On January 10, 2022, ApplianceSmart paid $25,000 to us in full settlement of its debt, as provided for in ApplianceSmart’s confirmed Plan of Reorganization. A final decree was issued by the Bankruptcy Court on February 28, 2022, upon the full satisfaction of the Plan, at which time ApplianceSmart emerged from Chapter 11.

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

Seasonality for Recycling and Technology

Promotional activities for programs in which the utility sponsor conducts all advertising are generally stronger during the second and third calendar quarters, leading to higher customer demand for services during that time period. As a result, we experience a surge in business during the second and third calendar quarters, which generally declines through the succeeding fourth and first calendar quarters until seasonal advertising activities resume.

Our technology segment did not have any customers at January 1, 2022. Upon the completion of a qualified assessment, the Company determined that long-term revenue projections for this segment are, more likely than not, unattainable, and, as such, took a full write-down of the unamortized portion of the GeoTraq intangible asset of approximately $9.8 million with the intention of suspending operations.

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

Our primary competition for appliance recycling and replacement contracts with existing and new customers comes from a variety of sources, including:

1.
Existing recycling companies;
2.
Entrepreneurs entering the appliance recycling business;
3.
Major waste hauling companies;
4.
Scrap metal processors; and,

5.
National and regional new appliance retailers.

In addition, some utility companies and other customers provide all or some of the services required to operate their appliance recycling and replacement programs internally, rather than contracting with outside vendors.

Technology

GeoTraq operates in an industry segment that is made of numerous competing technologies designed to connect devices to the IoT. The business’s wireless solution uses IoT based on LTE CAT-M and the newly released NB-IoT protocols that were defined in the GSMA’s (Groupe Speciale Mobile Association) 3GPP Release 13 standard. The Mobile IoT industry utilizes radio spectrum that is licensed to wireless carries by various governmental regulatory agencies around the world. Mobile IoT is extremely competitive and constantly changing as carriers, manufacturers, and solution providers offer innovation to the IoT marketplace. GeoTraq believes there is a large under-served opportunity for “Simple IoT” solutions that significantly reduce the complexity, cycle time and cost of deploying LBS and sensor monitoring solutions. The company’s transceiver modules and associated wireless connectivity subscription service is specifically targeted at accomplishing these objectives.

As discussed above, at January 1, 2022, the Company took a full write-down of the unamortized portion of the GeoTraq intangible asset of approximately $9.8 million with the intention of suspending operations.

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

Each of our recycling facilities maintains the appropriate registrations, permits, and licenses for operating at its location. We register our recycling centers as hazardous waste generators with the EPA and obtain all appropriate regional and local licenses for managing hazardous wastes. Licensed hazardous waste companies transport and recycle or dispose of the hazardous materials we generate. Our collection vehicles and our transportation employees are required to comply with all United States Department of Transportation (“DOT”) licensing requirements.

Approximately 35 of ARCA Recycling’s clients participate in the EPA’s voluntary RAD program by committing to employ best environmental practices to reduce emissions of ozone-depleting substances and greenhouse gases through the proper disposal of refrigeration appliances at end of life. We prepare annual RAD program reports that quantify the materials collected to submit to EPA on behalf of our clients.

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

Technology

GeoTraq’s Mobile IoT modules utilize low-power wireless transmitters that emit RF energy waves, which are subject to regulation by the Federal Communications Commission (“FCC”) and may be subject to regulation by other domestic and international agencies. GeoTraq believes that FCC rules Part 15, Part 20, Part 22, Part 24, and Part 27 may apply to the company’s products. GeoTraq believes that its products are safe and would utilize FCC accredited testing laboratories to verify and certify that its modules comply with all required regulatory requirements if operations were to continue, as well as seeking and obtaining necessary licenses and permits from the FCC and other regulatory agencies as required by law. As discussed above, as of January 1, 2022, because GeoTraq has not generated any revenue, nor does the Company believe that it will generate any meaningful revenue in the foreseeable future, the Company has taken a full write-down of the unamortized portion of the GeoTraq intangible asset of approximately $9.8 million (see Note 8 of the Consolidated Financial Statements below).

Employees

As of January 1, 2022, we had 170 employees, of which 161 were full-time employees.

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

In December 2019, the 2019 novel coronavirus (COVID-19) surfaced in Wuhan, China. The World Health Organization declared a global emergency on January 30, 2020, and most countries initiated travel restrictions limiting travel to other countries and lock-downs within their borders. While various vaccines have been introduced into the marketplace, the impacts of variant strains of the COVID-19 virus are still unknown.

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

Our clinical development of JAN101 may be negatively impacted by the coronavirus outbreak

A key task for the Company in 2022 is to begin late-stage clinical development with its pharmaceutical product, JAN101. However, the COVID-19 pandemic has significantly impacted clinical trials, delaying recruitment in most non-COVID-19 clinical trials and even eliminating recruitment in some trials. While clinical sites have largely resumed conducting non-COVID-19 clinical trials, the backlog of subjects may adversely affect our ability to recruit for its trial, leading to longer and more expensive trials. In addition, the unknown effectiveness of the COVID-19 vaccines, particularly concerning variant strains of COVID-19, could lead to clinical sites terminating patient recruitment again during the course of the study.

If we fail to implement our biopharmaceutical business strategy or if our biopharmaceutical business strategy is ineffective, our financial performance could be materially and adversely affected.

Our future financial performance and success are dependent in large part upon the effectiveness of our new biopharmaceutical business strategy and our ability to implement our biopharmaceutical business strategy successfully. Implementation of our strategy will require effective management of our operational, financial, and human resources and will place significant demands on those resources. There are risks involved in pursuing our strategy, including those under the caption “Risks Relating to Our Biotechnology Segment”. In addition to the risks set forth elsewhere in this Form 10-K, effectiveness of and the successful implementation of our business strategy could also be affected by a number of factors beyond our control, such as increased competition, legal developments, government regulation, general economic conditions, increased operating costs or expenses, and changes in industry trends. We may decide to alter or discontinue certain aspects of our business strategy at any time. If we are not able to implement our business strategy successfully, our long-term growth and profitability may be adversely affected. Even if we are able to implement some or all of the initiatives of our business strategy successfully, our operating results may not improve and could decline substantially.

We may be unable to complete the disposition of our recycling business.

On February 19, 2021, we, together with our subsidiaries (a) ARCA Recycling and (b) Connexx entered into the ARCA/Connexx Disposition Agreement with the Buyers, pursuant to which the Buyers agreed to acquire substantially all of the assets, and assume certain liabilities, of ARCA Recycling and Connexx in the Disposition Transaction. The principal of the Buyers is Virland A. Johnson, our Chief Financial Officer. The Disposition Transaction is expected to be consummated on or before July 15, 2022, and is subject to certain customary closing conditions, which makes its completion and timing uncertain. Accordingly, there can be no assurance that the Disposition Transaction will be consummated on the anticipated schedule or at all. If we are unable to complete the Disposition Transaction, we may be required to identify a new purchaser and renegotiate the sale of the recycling business, and any such new sale would also be subject to new regulatory and other conditions. Such renegotiation and conditions and the process of obtaining regulatory approvals could have the effect of delaying or impeding consummation of the sale of the recycling business. A delay or failure to sell the recycling business could have a material adverse effect on our business, financial position, or results of operations.

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

As reported in Part II – Item 9A, Controls and Procedures, there were material weaknesses in our internal controls over financial reporting at January 1, 2022. Specifically, management noted the following material weaknesses in internal control when conducting their evaluation of internal control as of January 1, 2022: (1) insufficient information technology general controls and segregation of duties. It was noted that people who were negotiating a contract were also involved in approving invoices without proper oversight. Additional controls and procedures are necessary and are being implemented to have checks and balances on significant transactions and governance with those charged with governance authority; (2) inadequate control design or lack of sufficient controls over significant accounting processes; the cutoff and reconciliation procedures were not effective with certain accrued and deferred expenses; (3) insufficient assessment of the impact of potentially significant transactions; and (4) insufficient processes and procedures related to proper recordkeeping of agreements and contracts. In addition, contract-to-invoice reconciliation was not effective with certain transportation service providers. As part of its remediation plan, processes and procedures have been implemented to help ensure accruals and invoices are reviewed for accuracy and properly recorded in the appropriate period.

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

Risks Relating to Our Biotechnology Segment

Our biotechnology business has a limited operating history

Our biotechnology business was started in September 2019 and has limited operating history. We have not commenced revenue-producing operations. To date, our biotechnology-related operations have consisted of preliminary research and development, and characterization and testing of SR TV1001 (now known as JAN101), our initial product candidate. Our limited operating history makes it difficult for potential investors to evaluate our technology or the prospective operations of our biotechnology business. You should consider the prospects of our biotechnology business in light of the costs, uncertainties, delays, and difficulties frequently encountered by companies in the early stages of development, especially clinical-stage biopharmaceutical businesses such as ours. Potential investors should carefully consider the risks and uncertainties that a biotechnology business with a limited operating history faces. In particular, potential investors should consider that we may be unable to (i) successfully implement or execute the business plan of our biotechnology business or currently validate that our biotechnology business plan is sound; (ii) successfully complete clinical trials and obtain regulatory approval for the marketing of our initial product candidate; (iii) successfully demonstrate a favorable differentiation between our initial product candidate and the current products on the market; (iv) successfully manufacture our clinical drug product and establish a commercial drug supply; (v) secure market exclusivity and/or adequate intellectual property protection for our initial product candidate; and (vi) raise sufficient funds in the capital markets to effectuate our biotechnology business plan, including product and clinical development, regulatory approval, and commercialization for our initial product candidate.

Our business model is entirely dependent on certain patent rights licensed to us from the Licensors (as defined below), and the loss of those license rights would, in all likelihood, cause our business, as presently contemplated, to fail.

In November 2019, UABRF, TheraVasc, and the Board of Supervisors of Louisiana State University and Agricultural and Mechanical College, acting on behalf of LSU Health Shreveport, together with UABRF and TheraVasc, the “Licensors”), granted us an exclusive worldwide, royalty-bearing license to the patent rights for SR TV1001 (now known as JAN101) in the negotiated fields of use. The patent license agreement requires us to pay royalties and milestone payments and conform to a variety of covenants and agreements, and in the event of our breach of the agreement, the Licensors may elect to terminate the agreement. As of the date of this Form 10-K, we believe we are in compliance with the patent license agreement and consider our relationship with the Licensors to be excellent.

We will be completely dependent on third parties to manufacture our initial product candidate, and the commercialization of our initial product candidate could be halted, delayed, or made less profitable if those third parties fail to obtain manufacturing approval from the FDA or comparable foreign regulatory authorities, fail to provide us with sufficient quantities of our initial product candidate, or fail to do so at acceptable quality levels or prices.

We do not currently have, nor do we plan to acquire, the capability or infrastructure to manufacture our drug candidate for use in our clinical trials or for commercial sales, if any. As a result, we will be obligated to rely on contract manufacturers when we conduct clinical trials and if and when our initial or subsequent product candidates are approved for commercialization. In January 2020, we entered into a Master Agreement for Development, Manufacturing and Supply with CoreRx Inc. (“CoreRx”), pursuant to which CoreRx has agreed to provide to us certain product testing, development, and clinical manufacturing services. We have not entered into agreements with any contract manufacturers for commercial supply and may not be able to engage contract manufacturers for commercial supply of our initial or subsequent product candidates on favorable terms to us, or at all, should the need arise.

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

The facilities used by CoreRx to manufacture our initial product candidate must be approved by the FDA or comparable foreign regulatory authorities. Such approvals are subject to inspections that will be conducted after we submit an NDA to the FDA or their equivalents to other relevant regulatory authorities. We will not control the manufacturing process of our initial or subsequent product candidates and will be completely dependent on our contract manufacturing partners for compliance with cGMPs, for manufacture of both active drug substances and finished drug products. These cGMP regulations cover all aspects of the manufacturing, testing, quality control, storage, distribution, and record keeping relating to our initial or subsequent product candidates. If our contract manufacturers do not successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, we will not be able to secure or maintain regulatory approval for products made at their manufacturing facilities. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our initial or subsequent product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, manufacture, obtain regulatory approval for, or market our initial or subsequent product candidates, if approved. Likewise, we could be negatively impacted if any of our contract manufacturers elect to discontinue their business relationship with us.

Our contract manufacturer will be subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies for compliance with cGMPs and similar regulatory requirements. We will not have control over our contract manufacturer’s compliance with these regulations and standards. Failure by our contract manufacturer to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure to grant approval to market our initial product candidate, delays, suspensions or withdrawals of approvals, inability to supply product, operating restrictions, and criminal prosecutions, any of which could significantly and adversely affect our biotechnology business. In addition, we will not have control over the ability of our contract manufacturer to maintain adequate quality control, quality assurance, and qualified personnel. Failure by our contract manufacturer to comply with or maintain any of these standards could adversely affect our ability to develop, manufacture, obtain regulatory approval for or market our initial product candidate, if approved.

Our manufacturer must obtain the API from a third party. A number of groups manufacture our API; however, some of these are manufactured as a food product, and others, while manufactured under GMP, do not have the required Drug Master File on file with the FDA. CoreRx identified an API from Merck KGaA for use in the current production of clinical grade JAN101. At the time of the manufacture of the API, the product met the specifications outlined in both the drug substance monographs for Europe and the US. However, subsequent to the manufacture of the API, the US monograph was changed in the US Pharmacopeia (“USP”) and, while most of the tests conform, Merck KGaA was unable to complete two of the new testing requirements. Although the two tests are not considered safety issues and do not impact the quality of the product, there is no guarantee the FDA will approve the product for clinical trials if the two tests are not completed, which could delay our ability to start the Phase IIb clinical trial, as planned. Identifying an analytical laboratory to perform the two tasks may be difficult and could require development and validation of the tests, adding both time and costs to us. In addition, there is no guarantee that, once developed, the product will meet the specifications as outlined in the USP. Even if the FDA allows the current product to be used in the Phase IIb clinical trial, there is no guarantee that the FDA will allow further clinical work with the product or commercialization of the product until it is shown to conform to USP standards. We may be required to work with the API manufacturer to file the appropriate documents and there is no guarantee that the FDA will approve the filing. This could necessitate additional funding to hire an API manufacturer and produce the product under GMP with all necessary filings.

If, for any reason, these third parties are unable or unwilling to perform, we may not be able to locate alternative manufacturers or formulators or enter into favorable agreements with them and we cannot be certain that any such third parties will have the manufacturing capacity to meet future requirements. If these manufacturers or any alternate manufacturer of finished drug product experiences any significant difficulties in its respective manufacturing processes for APIs or finished products or should cease doing business with us for any reason, we could experience significant interruptions in the supply of our initial or subsequent product candidates or may not be able to create a supply of any of our ls at all. Were we to encounter manufacturing difficulties, our ability to produce a sufficient supply of any of our product candidates might be negatively affected. Our inability to coordinate the efforts of our third-party manufacturing partners, or the lack of capacity available at our third-party manufacturing partners, could impair our ability to supply any of our product candidates at required levels. Because of the significant regulatory requirements that we would need to satisfy in order to qualify a new bulk drug substance or finished product manufacturer, if we face these or other difficulties with our then-current manufacturing partners, we could experience significant interruptions in the supply of any of our product candidates if we decided to transfer the manufacture of any of our product candidates to one or more alternative manufacturers in an effort to deal with such difficulties.

CoreRx currently serves as our sole manufacturer of JAN101. As CoreRx also manufactures other products, there can be no guarantee that CoreRx will have the capacity to manufacture additional clinical product for us in a timely manner, when required, which could lead to significant delays in initiating other clinical studies. CoreRx will unlikely have the capacity to manufacture the amount of product needed, if and when JAN101 is approved for marketing. This would necessitate identifying additional manufacturer(s) who may or may not be able to replicate the manufacturing process developed at CoreRx. In addition, the increase in quantities required for commercialization of the product, if commercialize occurs, could require modifying the manufacturing process to produce larger quantities of tablets more efficiently. Such modifications of the manufacturing process, if even possible, could result in significant delays in the delivery of the product.

We will be validating the manufacturing process, with appropriate process parameters and critical process, at CoreRx in 2022. Based on current batch sizes, these validated processes will support the manufacture of approximately 6.5 million tablets a month. This would allow us to enter the marketplace, but would support sales of only 1-2% of the addressable market. There is no guarantee that CoreRx will increase its manufacturing capacity when needed by us; thus, we will likely need to identify another approved manufacturer with increased capacity. In addition, we will need to revalidate the manufacturing process to demonstrate to the FDA the ability to reproducibly manufacture larger batch sizes, which will increase time and costs. If these activities are not carried out in a timely manner, a shortage of product could result following commercial launch, which could significantly affect sales and overall valuation of the Company.

Any manufacturing problem or the loss of our contract manufacturer could be disruptive to our operations and result in development delays and lost sales. Additionally, we will rely on third parties to supply the raw materials needed to manufacture our initial or subsequent product candidates. Any such reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability, and quality. Any unanticipated disruption to the operation of one of our contract manufacturers caused by problems with suppliers could delay shipment of any of our product candidates, increase our cost of goods sold and result in lost sales.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our initial or subsequent product candidates.

We will face a potential risk of product liability as a result of the clinical testing of our initial or subsequent product candidates. For example, we may be sued if any product we develop, including our initial product candidate, or any materials that we use in it, allegedly causes injury or is found to be otherwise unsuitable during product testing and manufacturing. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. In the United States, claims could also be asserted against us under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our initial or subsequent product candidates. Even successful defense of these claims would require us to employ significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in, among other things (i) decreased demand for our initial product candidate or any future products that we may develop; (ii) failure to obtain regulatory approval for our product candidates; (iii) withdrawal of participants in our clinical trials; (iv) substantial monetary awards to trial participants or patients; (v) product recalls or withdrawals or labeling, marketing, or promotional restrictions; and (vi) the inability to commercialize our initial or subsequent product candidates. As of the date of this Form 10-K, we do not carry product liability insurance.

The success of our biotechnology business is entirely dependent on our ability to obtain the marketing approval for our initial product candidate by the FDA and the regulatory authorities in foreign jurisdictions in which we intend to market our initial product candidate, of which there can be no assurance.

We are not permitted to market our initial product candidate as prescription pharmaceutical products in the United States until we receive approval of an NDA from the FDA, or in any foreign countries until we receive the requisite approval from such countries. In the United States, the FDA generally requires the completion of clinical trials of each drug to establish its safety and efficacy and extensive pharmaceutical development to ensure its quality before an NDA is approved. Of the large number of drugs in development, only a small percentage result in the submission of an NDA to the FDA and even fewer are eventually approved for commercialization. As of the date of this Form 10-K, we have not submitted an NDA to the FDA or comparable applications to other regulatory authorities for any subsequent product candidates.

Because of the clinical trial history of JAN101, we believe that our initial product candidate will qualify for FDA approval through the FDA’s 505(b)(2) regulatory pathway and in corresponding regulatory paths in other foreign jurisdictions. Notwithstanding the use of the FDA’s 505(b)(2) regulatory pathway, we will be required to conduct Phase IIb and Phase III studies prior to filing for marketing approval of our initial product candidate.

Our success depends on our receipt of the regulatory approvals described above, and the issuance of such regulatory approvals is uncertain and subject to a number of risks, including the following: (i) the results of toxicology studies may not support the filing of an NDA for our initial product candidate; (ii) the FDA may require additional pharmacokinetic studies with JAN101, including studies with food, prior to allowing the Company to conduct Phase IIb and Phase III clinical trials; (iii) the FDA or comparable foreign regulatory authorities or Institutional Review Boards (“IRBs”) may disagree with the design or implementation of our clinical trials; (iv) we may not be able to provide acceptable evidence of our initial product candidate’s safety and efficacy; (v) the results of our clinical trials may not be satisfactory or may not meet the level of statistical or clinical significance required by the FDA, the EMA, or other regulatory agencies for us to receive marketing approval for our initial product candidate; (vi) the dosing of our initial product candidate in a particular clinical trial may not be at an optimal level; (vii) patients in our clinical trials may suffer adverse effects for reasons that may or may not be related to our initial product candidate; (viii) the data collected from clinical trials may not be sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere; (ix) the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and (x) the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval of our initial product candidate.

The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon, among other things, the type, complexity, and novelty of the product candidates involved, the jurisdiction in which regulatory approval is sought, and the substantial discretion of the regulatory authorities. Changes in regulatory approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for a submitted product application may cause delays in the approval or rejection of an application. Regulatory approval obtained in one jurisdiction does not necessarily mean that a product candidate will receive regulatory approval in any or all other jurisdictions in which we may seek approval; but, the failure to obtain approval in one jurisdiction may negatively impact our ability to seek approval in a different jurisdiction. Failure to obtain regulatory approval for our initial product candidate for the foregoing, or any other reasons, will prevent us from commercializing our initial product candidate, and our ability to generate revenue will be materially impaired.

Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is uncertain as to outcome.

Our business model depends in part on the successful development, regulatory approval, and commercialization of our initial product candidate, which may never occur. Our initial product candidate is in the early stages of development and, as of the date of this Form 10-K, we have not progressed our initial product candidate beyond early clinical studies designed only to show safety. Three INDs have previously been submitted by previous licensees/assignees of JAN101 and were accepted by the FDA. These INDs were transferred to JanOne in 2020. Even though the INDs were transferred to us, the FDA may still require additional work prior to re-initiation of clinical trials. If we do not obtain such approvals to re-initiate trials as presently planned, the time in which we expect to commence clinical programs for any product candidate will be extended and such extension will increase our expenses, delay our potential receipt of any revenues, and increase our need for additional capital. Moreover, there is no guarantee that we will receive approval to commence human clinical trials or, if we do receive approval, that our clinical trials will be successful or that we will continue clinical development in support of an approval from the FDA or comparable foreign regulatory authorities for any indication. We note that most product candidates never reach the clinical development stage and even those that do commence clinical development have only a small chance of successfully completing clinical development and gaining regulatory approval. Success in early phases of pre-clinical and clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. A failure of one or more of our clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent our ability to receive regulatory approval or commercialize our initial or any subsequent product candidates. Therefore, our business currently depends entirely on the successful development, regulatory approval, and commercialization of our product candidates, which may never occur.

Even if we receive regulatory approval for our initial product candidate, we may not be able to commercialize it successfully and the revenue that we generate from its sales, if any, may be limited.

If approved for marketing, the commercial success of our initial product candidate will depend upon the product’s acceptance by the medical community, including physicians, patients, and health care payors. The degree of market acceptance for our initial product candidate will depend on a number of factors, including (i) demonstration of clinical safety and efficacy; (ii) relative convenience, dosing burden, and ease of administration; (iii) the prevalence and severity of any adverse effects; (iv) the willingness of physicians to prescribe our initial product candidate and the target patient population to try new therapies; (v) efficacy of our initial product candidate compared to competing products; (vi) the introduction of any new products that may in the future become available, targeting indications for which our initial product candidate may be approved; (vii) new procedures or therapies that may reduce the incidences of any of the indications in which our initial product candidate may show utility; (viii) pricing and cost-effectiveness; (ix) the inclusion or omission of our initial product candidate in applicable guidelines; (x) the effectiveness of our own or any future collaborators’ sales and marketing strategies; (xi) limitations or warnings contained in approved labeling from regulatory authorities; (xii) our ability to obtain and maintain sufficient third-party coverage or reimbursement from government health care programs, including Medicare and Medicaid, private health insurers, and other third-party payors or to receive the necessary pricing approvals from government bodies regulating the pricing and usage of therapeutics; and (xiii) the willingness of patients to pay out-of-pocket in the absence of third-party coverage or reimbursement or government pricing approvals.

If our initial product candidate is approved but does not achieve an adequate level of acceptance by physicians, health care payors, and patients, our biotechnology business may not generate sufficient revenue to cover costs. Our efforts to educate the medical community and third-party payors on the benefits of our initial product candidate may require significant resources and may never be successful.

In addition, even if we obtain regulatory approvals, the timing or scope of any approvals may prohibit or reduce our ability to commercialize our initial product candidate successfully. For example, if the approval process takes too long, we may miss market opportunities and give other companies the ability to develop competing products or establish market dominance. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that renders our product candidate not commercially viable. For example, regulatory authorities may approve our product candidate for fewer or more limited indications than we request, may not approve the price we intend to charge for our product candidate, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve any of our product candidates with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that indication. Further, the FDA or comparable foreign regulatory authorities may place conditions on approvals or require risk management plans or a REMS to assure the safe use of the drug. Moreover, product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following the initial marketing of the product. Any of the foregoing scenarios could materially harm the commercial success of our product candidate.

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

Even if we obtain regulatory approval for our product candidate for an indication, the FDA or foreign equivalent may still impose significant restrictions on its indicated uses or marketing or the conditions of approval, or impose ongoing requirements for potentially costly and time-consuming post-approval studies, including Phase IV clinical trials, and post-market surveillance to monitor safety and efficacy. Our product candidate will also be subject to ongoing regulatory requirements governing the manufacturing, labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, recordkeeping and reporting of adverse events, and other post-market information. These requirements include registration with the FDA, as well as continued compliance with current good clinical practices regulations for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current cGMPs, requirements relating to quality control, quality assurance and corresponding maintenance of records and documents.

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

With respect to sales and marketing activities related to our product candidate, advertising and promotional materials must comply with FDA rules in addition to other applicable federal, state and local laws in the United States and similar legal requirements in other countries. In the United States, the distribution of product samples to physicians must comply with the requirements of the United States Prescription Drug Marketing Act. Application holders must obtain FDA approval for product and manufacturing changes, depending on the nature of the change. We may also be subject, directly or indirectly through our customers and partners, to various fraud and abuse laws, including, without limitation, the United States Anti-Kickback Statute, United States False Claims Act, and similar state laws, which impact, among other things, our proposed sales, marketing, and scientific/educational grant programs. If we participate in the United States Medicaid Drug Rebate Program, the Federal Supply Schedule of the United States Department of Veterans Affairs, or other government drug programs, we will be subject to complex laws and regulations regarding reporting and payment obligations. All of these activities are also potentially subject to United States federal and state consumer protection and unfair competition laws. Similar requirements exist in many of these areas in other countries.

In addition, if our initial product candidate is approved for a particular indication, our product labeling, advertising, and promotion would be subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. If we receive marketing approval for our initial product candidate, physicians may nevertheless legally prescribe our product to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability and government fines. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees of permanent injunctions under which specified promotional conduct is changed or curtailed.

If we or a regulatory agency discover previously unknown problems with one of our product candidates, such as adverse events of unanticipated severity or frequency, problems with the facility where the product is manufactured, or we or our manufacturers fail to comply with applicable regulatory requirements, we may be subject to the following administrative or judicial sanctions: (i) restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls; (ii) issuance of warning letters or untitled letters; (iii) clinical holds; (iv) injunctions or the imposition of civil or criminal penalties or monetary fines; (v) suspension or withdrawal of regulatory approval; (vi) suspension of any ongoing clinical trials; (vii) refusal to approve pending applications or supplements to approved applications filed by us, or suspension or revocation of product license approvals; (viii) suspension or imposition of restrictions on operations, including costly new manufacturing requirements; or (ix) product seizure or detention or refusal to permit the import or export of product. The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and generate revenue. Adverse regulatory action, whether pre- or post-approval, can also potentially lead to product liability claims and increase our product liability exposure.

Obtaining and maintaining regulatory approval of our initial product candidate in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our initial product candidate in other jurisdictions.

Obtaining and maintaining regulatory approval of our initial or subsequent product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction; but, a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing, and promotion of that product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the United States, including additional preclinical studies or clinical trials, as clinical studies conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

Current and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our initial or subsequent product candidates and affect the prices we may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval for our initial product candidate, restrict, or regulate post-approval activities and affect our ability to profitably sell our initial product candidate. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We do not know whether additional legislative changes will be enacted, or whether the FDA regulations, guidance, or interpretations will be changed, or what the impact of such changes on the marketing approvals of our initial product candidate, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

Any termination or suspension of, or delays in the commencement or completion of, any necessary studies of any of our product candidate for any indications could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

The commencement and completion of clinical studies can be delayed for a number of reasons, including delays related to: (i) the FDA or a comparable foreign regulatory authority failing to grant permission to proceed and placing the clinical study on hold; (ii) subjects for clinical testing failing to enroll or remain enrolled in our trials at the rate we expect; (iii) a facility manufacturing our initial or subsequent product candidates being ordered by the FDA or other government or regulatory authorities to shut down, temporarily or permanently, due to violations of cGMP requirements or other applicable requirements, or cross-contaminations of the product candidates in the manufacturing process; (iv) any changes to our manufacturing process that may be necessary or desired; (v) subjects choosing an alternative treatment for the indications for which we are developing our initial or subsequent product candidates, or participating in competing clinical studies; (vi) subjects experiencing severe or unexpected drug-related adverse effects; (vii) reports from clinical testing on similar technologies and products raising safety and/or efficacy concerns; (viii) third-party clinical investigators losing their licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule, or employing methods consistent with the clinical trial protocol, cGMP requirements, or other third parties not performing data collection and analysis in a timely or accurate manner; (ix) inspections of clinical study sites by the FDA, comparable foreign regulatory authorities, or IRBs finding regulatory violations that require us to undertake corrective action, result in suspension or termination of one or more sites or the imposition of a clinical hold on the entire study, or that prohibit us from using some or all of the data in support of our marketing applications; (x) third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or any of the data produced by such contractors in support of our marketing applications; (xi) one or more IRBs refusing to approve, suspending, or terminating the study at an investigational site, precluding enrollment of additional subjects, or withdrawing its approval of the trial; (xii) reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites; (xiii) deviations of the clinical sites from trial protocols or dropping out of a trial; (xiv) adding new clinical trial sites; (xv) the inability of the CRO to execute any clinical trials for any reason; and (xvi) government or regulatory delays or “clinical holds” requiring suspension or termination of a trial.

Product development costs for our initial and any subsequent product candidates will increase if we have delays in testing or approval or if we need to perform more or larger clinical studies than planned. Additionally, changes in regulatory requirements and policies may occur and we may need to amend study protocols to reflect these changes. Amendments may require us to resubmit our study protocols to the FDA, comparable foreign regulatory authorities, and IRBs for reexamination, which may impact the costs, timing, or successful completion of that study. If we experience delays in completion of, or if we, the FDA or other regulatory authorities, the IRB, or other reviewing entities, or any of our clinical study sites suspend or terminate any of our clinical studies of any of our product candidates, their commercial prospects may be materially harmed and our ability to generate product revenues will be delayed. Any delays in completing our clinical trials will increase our costs, slow our development and approval process, and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition, and prospects significantly. In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical studies may also ultimately lead to the denial of regulatory approval of one of more of our product candidates. In addition, if one or more clinical studies are delayed, our competitors may be able to bring competing products to market before we do, and the commercial viability of our affected product candidates could be significantly reduced.

Third-party coverage and reimbursement and health care cost containment initiatives and treatment guidelines may constrain our future revenues.

Our ability to market our initial product candidate successfully will depend in part on the level of reimbursement that government health administration authorities, private health coverage insurers, and other organizations provide for the cost of our initial product candidate and related treatments. Countries in which our initial product candidate is sold through reimbursement schemes under national health insurance programs frequently require that manufacturers and sellers of pharmaceutical products obtain governmental approval of initial prices and any subsequent price increases. In certain countries, including the United States, government-funded and private medical care plans can exert significant indirect pressure on prices. We may not be able to sell our initial product candidate profitably if adequate prices are not approved or coverage and reimbursement is unavailable or limited in scope. Increasingly, third-party payors attempt to contain health care costs in ways that are likely to impact the development of our product including: (i) failing to approve or challenging the prices charged for health care products; (ii) introducing reimportation schemes from lower priced jurisdictions; (iii) limiting both coverage and the amount of reimbursement for new therapeutic products; (iv) denying or limiting coverage for products that are approved by the regulatory agencies but are considered to be experimental or investigational by third-party payors; and (v) refusing to provide coverage when an approved product is used in a way that has not received regulatory marketing approval.

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

Additionally, if the Licensors were to initiate legal proceedings against a third party to enforce a patent covering our initial product candidate, the defendant could counterclaim that such patent is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include alleged failures to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for unenforceability assertions include allegations that someone connected with prosecution of the patent withheld relevant information from the United States Patent and Trademark Office (the “PTO”) or made a misleading statement during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include regarding-examination, post-grant review, and equivalent proceedings in foreign jurisdictions, e.g., opposition proceedings. Such proceedings could result in revocation or amendment of the Licensors’ patents in such a way that they no longer cover our initial product candidate or competitive products. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to validity, for example, we cannot be certain that there is no invalidating prior art, of which the Licensors and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on any of our product candidates. Such a loss of patent protection would have a material adverse impact on our business.

In the future, we may rely on know-how and trade secrets to protect technology, especially in cases in which we believe patent protection is not appropriate or obtainable. However, know-how and trade secrets are difficult to protect. While we intend to require employees, academic collaborators, consultants, and other contractors to enter into confidentiality agreements, we may not be able adequately to protect our trade secrets or other proprietary or licensed information. Typically, research collaborators and scientific advisors have rights to publish data and information in which we may have rights. Enforcing a claim that a third party illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts are sometimes less willing to protect trade secrets than patents. Moreover, our competitors may independently develop equivalent or better knowledge, methods, and know-how.

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

Our success depends on successfully blocking others from developing and commercializing similar products. As a repurposed drug, our API has previously been approved for other indications, none of which currently represents a threat to our initial product candidate, and therefore cannot be protected. We will rely on our method of use and oral formulation patents to protect our initial product candidate, which may also put our initial product candidate at risk from companies developing oral formulations using the same API for other indications. Even though our patents provide protection for specific uses, we will not be able to prevent other companies from developing the same API for other uses. If a similar dose, formulation, and route of administration is developed for another indication by a different company, we cannot guarantee that the product they market for the other indication will not be prescribed off-label by doctors or filled by pharmacists for use in indications our patents cover and that if less expensive, would not negatively affect our sales, if our initial product candidate is ultimately approved by the FDA.

Our initial product candidate may infringe the intellectual property rights of others, which could increase our costs and delay or prevent our development and commercialization efforts.

Our success depends in part on avoiding infringement of the proprietary technologies of others. The pharmaceutical industry has been characterized by frequent litigation regarding patent and other intellectual property rights. Identification of third-party patent rights that may be relevant to our proprietary technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases, and the difficulty in assessing the meaning of patent claims. Additionally, because patent applications are maintained in secrecy until the application is published, we may be unaware of third-party patents that may be infringed by commercialization of our initial product candidate or any subsequent product candidate. There may be certain issued patents and patent applications claiming subject matter that we may be required to license in order to research, develop, or commercialize any of our product candidates, and we do not know if such patents and patent applications would be available to license on commercially reasonable terms, or at all. Any claims of patent infringement asserted by third parties would be time-consuming and may: (i) result in costly litigation; (ii) divert the time and attention of our technical personnel and management; (iii) prevent us from commercializing a product candidate until the asserted patent expires or is held finally invalid or not infringed in a court of law; (iv) require us to cease or modify our use of the technology and/or develop non-infringing technology; or (v) require us to enter into royalty or licensing agreements.

Third parties may hold proprietary rights that could prevent our initial product candidate from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to any of our product candidates or our processes could subject us to potential liability for damages and require us to obtain a license to continue to manufacture or market our initial product candidate or any subsequent product candidates. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. In addition, we cannot be sure that we could redesign our initial product candidate or any subsequent product candidates or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing our initial product candidate or a subsequent product candidate, which could harm our business, financial condition, and results of operations.

We expect that there are other companies, including major pharmaceutical companies, working in the areas competitive to our initial product candidate that either have resulted, or may result, in the filing of patent applications that may be deemed related to our activities. If we were to challenge the validity of these or any issued United States patent in court, we would need to overcome a statutory presumption of validity that attaches to every issued United States patent. This means that, in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims. If we were to challenge the validity of these or any issued United States patent in an administrative trial before the Patent Trial and Appeal Board in the PTO, we would have to prove that the claims are unpatentable by a preponderance of the evidence. There is no assurance that a jury and/or court would find in our favor on questions of infringement, validity, or enforceability. Even if we are successful, litigation could result in substantial costs and be a distraction to management.

Risks Relating to Our Recycling Business

Our revenues, earnings and cash flows will fluctuate based on changes in commodity prices.

Our recycling operations process for sale certain recyclable materials, including steel, aluminum, and copper, all of which are subject to significant market price fluctuations. The majority of recyclables we process for sale are steel and non-ferrous metals. Fluctuations in market prices or demand for such commodity items, particularly from China and Turkey, can affect our future operating income and cash flows negatively. As we have increased the size of our recycling operations, we have also increased our exposure to commodity price fluctuations.

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

We purchase our replacement appliances from third-party manufacturers, whom we believe manufacture certain types of those appliances in China and Mexico or purchase materials or parts from China and Mexico for use in manufacturing. As a result, tariffs, political or financial instability, labor strikes, natural disasters, public health crises (such as the coronavirus), or other events resulting in the disruption of trade or transportation from China or Mexico or the imposition of additional regulations relating to foreign trade could cause significant delays or interruptions in the supply of our merchandise or increase our costs, either of which could have an adverse effect on our business. If we were unable to adequately replace the merchandise we currently source with merchandise produced elsewhere, our business could be adversely affected.

The United States has recently imposed tariffs on various imports from China, including some of our replacement appliances. Since the imposition of these tariffs, third-party manufacturers have increased the price of the appliances we purchase from them and retain the right to implement further increases. These tariffs remain largely unmitigated and the Company cannot predict if and when the tariffs will be reduced or eliminated. The ongoing impact of these tariffs will depend on future trade discussions between the United States and China or the Company’s ability to avoid or offset these costs should the tariffs remain in place. The Company may not be able to pass such increased costs on to its customers, and the Company may not be able to secure sources of certain products and materials that are not subject to tariffs on a timely basis or at all. Such developments could have a material adverse impact on the Company’s business, financial condition, and results of operations.

If we are unable to secure an adequate number of third-party collection or delivery services, or if our collection and delivery agents are unable to meet our promised pickup and delivery schedules, our net sales may decline due to a decline in customer satisfaction.

We offer appliance pickup and delivery services that are significantly outsourced to third-party providers. Our third-party services are subject to risks beyond our control. Labor or vehicle shortages may hinder our ability to contract with third-party collection and delivery agents. If appliances are not picked up on time, or at all, or products are not delivered on time, our clients and customers may cancel their orders, or we may lose business from our clients and customers in the future. As a result, our net sales and profitability may decline.

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

The price and supply of diesel fuel can fluctuate significantly based on international, political, military, and economic circumstances, as well as other factors outside our control, such as actions by the Organization of the Petroleum Exporting Countries (“OPEC”) and other oil and gas producers, regional production patterns, weather conditions, and environmental concerns. Our collection and delivery agents need diesel fuel to run a significant portion of our collection and delivery of appliance activities. Supply shortages could substantially increase our operating expenses. Additionally, if fuel prices increase, our direct operating expenses will increase and many of our vendors may raise their prices as a means to offset their rising costs. We may not be able to pass through all of our increased costs to our customers and some contracts prohibit any pass-through of the increased costs.

Our revenues from recycling contracts are subject to seasonal fluctuations and are dependent on the utilities’ advertising and promotional activities for contracts in which we do not provide advertising services.

Our business is dependent largely upon our ability to obtain new contracts and continue existing contracts for appliance recycling services and appliance replacement programs with utility companies and other sponsors of energy efficiency programs. Contracts with these entities generally have initial terms of one to three years, with renewal options and early termination clauses. However, some contracts are for programs that are non-recurring. Although we continue to respond to requests for bids for upcoming recycling and replacement services, we are still dependent on certain customers for a large portion of our revenues. The loss or material reduction of business from any of these major customers could adversely affect our revenues and profitability. While we wish to add new recycling and appliance replacement contracts in 2022 and beyond, we cannot assure you that our existing contracts will continue, that they will be sufficiently profitable, that existing customers will continue to use our services at current levels or that we will be successful in obtaining new contracts going forward.

Risks Relating to Our Technology Business

GeoTraq has incurred significant operating losses since inception and expects the losses will continue into the future. It has been determined to suspend all operations.

GeoTraq has no operating history upon which an evaluation of its future success or failure can be made. GeoTraq has incurred significant operating losses since inception and has limited financial resources to support it until such time that it is able to generate positive cash flow from operations. GeoTraq’s ability to achieve and maintain profitability and positive cash flow have been dependent upon its ability to (i) develop its technology and (ii) generate revenues from its planned business operations.

Long-term revenue projections for the Technology segment are unattainable, and, as such, we performed a qualitative assessment of the GeoTraq intangible asset, in accordance with ASC 350-30, General intangibles other than goodwill. The triggering events for this assessment were 1) its history of negative cash flows and operating losses since acquisition, 2) no foreseeable revenues during the final three years of its useful life such that would allow for full cost recovery, and, 3) no further investment in GeoTraq is imminent due to the Company's lack of resources (human and financial). The assessment further concluded that any opportunities for investment from outside the Company were minimal due to barriers to entry, and inflationary and supply-chain-related issues. Consequently, during the year ended January 1, 2022, the Company took a full write-down of the unamortized portion of the GeoTraq intangible asset of approximately $9.8 million.

GENERAL RISK FACTORS

Isaac Capital Group, LLC (“ICG”) owns a large percentage of our voting stock, which may allow it to control substantially all matters requiring stockholder approval.

Currently, ICG owns approximately 13.9% of our outstanding shares of common stock and an additional number of shares of our Series A-1 Convertible Preferred Stock that, if converted into shares of common stock, could increase ICG’s percentage ownership to 16.8%. ICG’s sole member is Jon Isaac, the President and Chief Executive Officer of Live Ventures. Jon Isaac is the son of our Chief Executive Officer Tony Isaac. Because of such ownership and the relationship, ICG may be able significantly, and possibly adversely, to affect our corporate decisions, including the election of the board of directors.

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

We may not be able to maintain compliance with the continued listing requirements of The Nasdaq Global Market.

Our common stock is listed on the Nasdaq Global Market. In order to maintain that listing, we must satisfy minimum financial and other requirements including, without limitation, a requirement that our closing bid price be at least $1.00 per share. If we fail to continue to meet all applicable continued listing requirements for The Nasdaq Global Market in the future and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, our ability to obtain financing to repay debt, and fund our operations.

ITEM 2. PROPERTIES

Our executive offices are located in Las Vegas, Nevada in a leased facility consisting of 11,000 square feet of office space.

Recycling Centers

We lease the recycling center facilities described below.

Approximate Ft2	Location
5,000	Dartmouth, Nova Scotia
18,500	Santa Fe Springs, California
5,900	Albuquerque, New Mexico
14,600	Minneapolis, Minnesota
12,000	Indianapolis, Indiana
19,800	Franklin, Massachusetts
7,500	Commerce City, Colorado
9,200	Newark, California
12,100	Cudahy, Wisconsin
23,200	Pittsburgh, Pennsylvania
14,300	Mechanicsburg, Pennsylvania
9,600	Philadelphia, Pennsylvania
29,800	Syracuse, New York
19,224	Pennsauken, New Jersey
12,800	Sacramento, California
14,600	Norcross, Georgia
7,400	North Haven, Connecticut
11,700	Jackson, Mississippi
3,000	Baltimore, Maryland
19,200	Grand Rapids, Michigan

ITEM 3. LEGAL PROCEEDINGS

The information in response to this item is included in Note 15, Commitments and Contingencies, to the Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividends

Our common stock trades under the symbol “JAN” on The Nasdaq Capital Market. As of March 28, 2022, there were 31 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers. We have no record of the number of holders of our common stock who hold their shares in “street name” with various brokers.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the year ended January 1, 2022, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Part II, Item 8 of this 10-K for the fiscal year ended January 1, 2022.

Note about Forward-Looking Statements

This Form 10-K includes statements that constitute “forward-looking statements.” These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “intends,” “plans,” “expects,” or “anticipates,” and do not reflect historical facts. Specific forward-looking statements contained in this portion of the Form 10-K include, but are not limited to: (i) statements relating to our initial product candidate, JAN101, including statements relating to the commencement of Phase IIb clinical trials for the treatment of PAD in 2021 and the results of those trials, (ii) statements that are based on current projections and expectations about the markets in which we operate, (iii) statements relating to the prospective sale of our Recycling business, (iv) statements about current projections and expectations of general economic conditions, (v) statements about specific industry projections and expectations of economic activity, (vi) statements relating to our future operations and prospects, (vii) statements about future results and future performance, (viii) statements that the cash on hand and additional cash generated from operations, together with potential sources of cash through issuance of debt or equity, will provide the Company with sufficient liquidity for the next 12 months, and (ix) statements that the outcome of pending legal proceedings will not have a material adverse effect on business, financial position and results of operations, cash flow, or liquidity.

Forward-looking statements involve risks, uncertainties, and other factors, which may cause our actual results, performance, or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results, future performance, and capital requirements and cause them to differ materially from those contained in the forward-looking statements include those identified in this Form 10-K under Item 1A “Risk Factors”, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

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

Our Company

We are focused on finding treatments for conditions that cause severe pain and bringing to market drugs with non-addictive pain-relieving properties. In addition, through our subsidiaries ARCA Recycling, Connexx, and ARCA Canada, we are engaged in the business of recycling major household appliances in North America by providing turnkey appliance recycling and replacement services for utilities and other sponsors of energy efficiency programs. Also, through our GeoTraq Inc. subsidiary, we have been engaged in the development, design of wireless transceiver modules with technology that provides LBS directly from global Mobile IoT networks. However, Our GeoTraq subsidiary has not generated any revenue to date, including in the fiscal year ended January 1, 2022. Consequently, during the year ended January 1, 2022, the Company took a full write-down of the unamortized portion of the GeoTraq intangible asset of approximately $9.8 million (see Note 8 to the Consolidated Financial Statements below).

We operate three reportable segments:

•
Biotechnology: Our biotechnology segment is focused on finding treatments for conditions that cause severe pain and bringing to market drugs with non-addictive pain-relieving properties.
•
Recycling: Our recycling segment is a turnkey appliance recycling program. We receive fees charged for recycling, replacement and additional services for utility energy efficiency programs and have established 20 Regional Processing Centers (“RPCs”) for this segment throughout the United States and Canada
•
Technology: GeoTraq is currently in the process of suspending all operations.

Reporting Period. We report on a 52-or 53-week fiscal year. Our 2021 fiscal year ended on January 1, 2022 (“fiscal 2021”). Our 2020 fiscal year ended on January 2, 2021 (“fiscal 2020”).

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and potentially result in materially different results under different assumptions and conditions. ARCA Recycling’s critical accounting policies include intangible impairment under ASC 350, revenue recognition under ASC 606, and going concern under ASC 205.

Results of Operations

The following table sets forth certain statement of operations items from continuing operations and as a percentage of revenue, for the periods indicated (in $000's):

	Fiscal Year Ended		Fiscal Year Ended
	January 1, 2022		January 2, 2021
Statement of Operations Data:
Revenues	$40,022	100.0%	$33,867	100.0%
Cost of revenues	31,154	77.8%	25,040	73.9%
Gross profit	8,868	22.2%	8,827	26.1%
Selling, general and administrative expenses	15,857	39.6%	17,823	52.6%
Impairment charges	9,786	31.4%	—	0.0%
Operating loss	(16,775)	(41.9)%	(8,996)	(26.6)%
Gain on debt settlement	1,872	0.0%	—	0.0%
Interest expense, net	(773)	(1.9)%	(504)	(1.5)%
Gain (loss) on litigation settlement	(1,950)	(22.0)%	418	4.7%
Gain on settlement of vendor advance payments	952	6.0%	142	—
Other income, net	60	0.1%	15	0.0%
Net loss before income taxes	(16,614)	(41.5)%	(8,925)	(26.4)%
Income tax benefit (provision)	(273)	(0.7)%	427	1.3%
Net loss	$(16,887)	(42.2)%	$(8,498)	(25.1)%

The following tables set forth revenues for key product and service categories, percentages of total revenue and gross profits earned by key product and service categories and gross profit percent as compared to revenues for each key product category indicated (in $000's):

	Fiscal Year Ended		Fiscal Year Ended
	January 1, 2022		January 2, 2021
	Net	Percent	Net	Percent
	Revenue	of Total	Revenue	of Total
Revenue
Recycling and Byproducts	$21,603	54.0%	$18,262	53.9%
Replacement Appliances	18,419	46.0%	15,605	46.1%
Total Revenue	$40,022	100.0%	$33,867	100.0%

	Fiscal Year Ended		Fiscal Year Ended
	January 1, 2022		January 2, 2021
	Gross	Gross	Gross	Gross
	Profit	Profit %	Profit	Profit %
Gross Profit
Recycling and Byproducts	$2,897	13.4%	$2,005	11.0%
Replacement Appliances	5,971	32.4%	6,822	43.7%
Total Gross Profit	$8,868	22.2%	$8,827	26.1%

Revenue

Revenue increased by approximately $6.2 million, or 18.2%, for the fiscal year ended January 1, 2022 as compared to the fiscal year ended January 2, 2021. Recycling and Byproducts revenue increased by approximately $3.3 million, or 18.3%, primarily due to increases in scrap revenues due to stronger commodity markets. Replacement Appliances revenue increased by approximately $2.9 million or 18.0%, primarily due to increased sales volume.

Cost of Revenue

Cost of revenue increased by approximately $6.1 million, or 24.4% for the fiscal year ended January 1, 2022 as compared to the fiscal year ended January 2, 2021. Recycling and Byproducts cost of revenue increased by approximately $2.4 million, or 15.1%, which generally aligns with increases in revenue. Replacement Appliances cost of revenue increased by approximately $3.7 million or 41.7%, primarily due to a change in business mix during the year ended January 1, 2022 as opposed to the prior period.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased by approximately $2.0 million or 11.1%, for the fiscal year ended January 1, 2022 as compared to the fiscal year ended January 2, 2021, primarily due to decreases in legal expenses, research and development costs, advertising expenses, share-based compensation expense, and professional fees, offset by increases in travel and software expenses.

Interest Expense, net

Interest expense, net, increased by approximately $269,000 or 53.4%, for the fiscal year ended January 1, 2022 as compared to the fiscal year ended January 2, 2021 primarily due to an increase in equipment-related borrowing.

Impairment Charges

Impairment charges of approximately $9.8 million were recorded for the fiscal year ended January 1, 2022 due to the full impairment of our GeoTraq intangible. See Note 8 of the Consolidated Financial Statements for further discussion of this matter.

Gain (Loss) on Litigation Settlement

For the year ended January 1, 2022, the Company recorded a loss on litigation settlement of approximately $2.0 million due to payments made under the terms of a settlement agreement with Gregg Sullivan. See Note 15 of the Consolidated Financial Statements for further discussion of this matter.

For the year ended January 2, 2021, the Company recorded a net gain on litigation settlement of approximately $418,000, comprised of an $800,000 gain on settlement of litigation with a former service provider (discussed below), partially offset by a loss on settlement of outstanding payables of approximately $382,000. See Note 15 of the Consolidated Financial Statements for further discussion of this matter.

Other Income

Other income was approximately $60,000 for the fiscal year ended January 1, 2022 as compared to income of approximately $15,000 the fiscal year ended January 2, 2021.

Segment Performance

We report our business in the following segments: Biotechnology, Recycling, and Technology. We identified these segments based on a combination of business type, customers serviced, and how we divide management responsibility. Our revenues and profits are driven through our recycling centers, e-commerce, individual sales representatives, and our internet services for our recycling and technology segment. We expect revenues and profits for our biotechnology segment to be driven by the development of pharmaceuticals that treat the root cause of pain but are non-opioid painkillers. We include Corporate expenses within the Recycling segment.

Operating loss by operating segment, is defined as loss before net interest expense, other income and expense, provision for income taxes.

	Fiscal Year Ended January 1, 2022				Fiscal Year Ended January 2, 2021
	Biotechnology	Recycling	Technology	Total	Biotechnology	Recycling	Technology	Total
Revenue	$—	$40,022	$—	$40,022	$—	$33,867	$—	$33,867
Cost of revenue	—	31,154	—	31,154	—	25,040	—	25,040
Gross profit	—	8,868	—	8,868	—	8,827	—	8,827
Selling, general and administrative expense	1,351	10,742	3,764	15,857	1,738	11,999	4,086	17,823
Impairment charges	—	—	9,786	9,786	—	—	—	—
Operating loss	$(1,351)	$(1,874)	$(13,550)	$(16,775)	$(1,738)	$(3,172)	$(4,086)	$(8,996)

Biotechnology Segment

For the fiscal years ended January 1, 2022 and January 2, 2021, respectively, our biotechnology segment incurred expenses of approximately $1.4 million and $1.7 million, related to employee costs and professional services related to research.

Recycling Segment

Our recycling segment consists of ARCA Recycling, Connexx, and ARCA Canada. Revenue increased by approximately $6.2 million, or 18.2%, for the fiscal year ended January 1, 2022 as compared to the fiscal year ended January 2, 2021. Recycling and Byproducts revenue increased by approximately $3.3 million, or 18.3%, primarily due to increases in scrap revenues as a result of stronger commodity markets. Replacement Appliances revenue increased by approximately $2.8 million or 18.0%, primarily due to increased sales volume.

Cost of revenue increased by approximately $6.1 million, or 24.4%, for the fiscal year ended January 1, 2022, as compared to the fiscal year ended January 2, 2021, primarily due to a change in business mix during the year ended January 1, 2022 as compared to the prior period.

Operating loss for the fiscal year ended January 1, 2022, decreased approximately $1.3 million, or 41.0%, as compared to the prior year period. The decrease in operating loss was due to decreases in selling, general and administrative expenses. The decrease in selling, general and administrative expense is primarily due to decreases in selling, professional fees, research and development, and share-based compensation expenses, offset by increases in travel and software expenses.

Technology Segment

Our technology segment consists of GeoTraq. Operating loss for the fiscal year ended January 1, 2022 increased by approximately $9.5 million, as compared to the fiscal year ended January 2, 2021. The increase in operating loss is primarily due to the full impairment of the GeoTraq intangible, in the amount of approximately $9.8 million (see Note 8 to the Consolidated Financial Statements below), offset by general decreases in payroll, professional fees, and other operating expenses.

Liquidity and Capital Resources

Overview

As of January 1, 2022, we had total cash on hand of approximately $705,000. As we continue to prepare to begin late-stage clinical development with our pharmaceutical product, JAN101, and potentially pursue strategic transactions to expand and grow our business, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature, and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

In December 2019, the 2019 novel coronavirus (COVID-19) surfaced in Wuhan, China. The World Health Organization declared a global emergency on January 30, 2020, and most countries initiated travel restrictions limiting travel to other countries and lock-downs within their borders. While various vaccines have recently been introduced into the marketplace, the impacts of variant strains of the COVID-19 virus is still unknown. The widespread health crisis has adversely affected the global economy, resulting in an economic downturn that could impact demand for our products. To date, the outbreak had a material adverse impact on our operations. For example, several customers in our appliance recycling and appliance replacement business have previously suspended our ability to pick up and or replace their customers’ appliances resulting in decreased revenues for both recycling and replacement business. The future impact of the outbreak is highly uncertain and cannot be predicted and there is no assurance that the outbreak will not have another material adverse impact on the future results of the Company. The extent of the impact, if any, will depend on future developments, including actions taken to contain the coronavirus. A key task for the Company in 2021 was to begin late-stage clinical development with its pharmaceutical product, JAN101. However, the COVID-19 pandemic significantly impacted clinical trials in 2020, delaying recruitment in most non-COVID-19 clinical trials and even eliminating recruitment in some trials. While clinical sites have largely resumed conducting non-COVID-19 clinical trials, the backlog of subjects may adversely affect our ability to recruit for its trial, leading to longer and more expensive trials. In addition, the unknown effectiveness of the COVID-19 vaccines, particularly concerning variant strains of COVID-19, could lead to clinical sites terminating patient recruitment again during the course of the study.

On May 1, 2020, the Company entered into a promissory note (the “PPP Promissory Note”) with Texas Capital Bank, N.A. that provides for a loan in the amount of approximately $1.9 million (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP Loan was to mature on April 27, 2022 and bore interest at a rate of 1.0% per annum. Monthly amortized principal and interest payments were deferred for six months after the date of disbursement. The PPP Promissory Note contained events of default and other provisions customary for a loan of this type. The Paycheck Protection Program provides that the use of PPP Loan amount is limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. The Company has applied for forgiveness of the PPP loan in accordance with the terms of the CARES Act to the extent applicable. The full amount of the PPP Loan was forgiven during the first quarter of fiscal 2021, and, consequently, we recorded a gain due to debt forgiveness.

As of the period ending September 26, 2020, the Company received advance payments authorized by the California Public Utilities Commission and processed through two California utilities for the purposes of sustaining the workforce during the COVID 19 pandemic shutdown. The use of these funds was limited to labor and labor benefits for impacted employees. Portions of these advances are forgivable if certain conditions are met the specifics that have not been finalized. Advance payments that are not forgiven will need to be repaid in full by December 31, 2021. Total funding received under this program, as of September 26, 2020, amounted to approximately $1.2 million. As of January 1, 2022, approximately $1.1 million had been forgiven, and approximately $74,000 had been repaid.

On January 29, 2021, the Company entered into a Securities Purchase Agreement with certain institutional investors for the sale by the Company in a registered direct offering (the “S-3 Offering”) of 571,428 shares of the Company’s common stock at a pre-share purchase price of $10.50. On February 2, 2021, the S-3 Offering closed and the Company received gross proceeds of approximately $6.0 million, before deducting placement agent fees and other offering expenses. The Company is utilizing the net proceeds for general working capital.

Based on our current operating plans, we believe that available cash balances, funds available under our factoring agreement with Prestige Capital Finance, LLC (“Prestige Capital”), availability under our revolving related party loan, and/or other refinancing of existing indebtedness will provide sufficient liquidity to fund our operations for at least the next 12 months.

Cash Flows

During the fiscal year ended January 1, 2022, cash used in operations was approximately $5.3 million, compared to cash used in operations of approximately $617,000 during the fiscal year ended January 2, 2021. The increase in cash used in operations was primarily due to the increase in net loss, as discussed above, changes in assets and liabilities, as well as noncash increases in PPP debt forgiveness and settlement of vendor advanced payments, offset by a noncash increase in impairment charges (see Note 8 to the Consolidated Financial Statements below).

Cash used in investing activities was approximately $1.7 million for the fiscal year ended January 1, 2022, and was primarily due to purchases of property and equipment and intangibles. Cash used in investing activities of approximately $834,000 for fiscal year ended January 2, 2021 was primarily due to purchases of property and equipment and intangibles.

Cash provided by financing activities was approximately $7.4 million for the fiscal year ended January 1, 2022 was primarily due to net proceeds of approximately $5.5 million from an equity financing, and approximately $1.8 million in proceeds from notes payable, net of repayments. Cash provided by financing activities was approximately $1.4 million for the fiscal year ended January 2, 2021 was related to proceeds from short term debt of approximately $3.5 million primarily associated with the Payroll Protection Program and advances from certain customers for future services and payment of $1.5 million on its related party note.

Sources of Liquidity

We utilize cash on hand and on occasion factor certain accounts receivable invoices to cover normal and seasonal fluctuations in cash flow and to support our various growth initiatives. Our cash and cash equivalents are carried at cost and consist primarily of demand deposits with commercial banks. On March 26, 2018, the Company entered into a purchase and sale agreement with Prestige Capital, whereby from time to time the Company can factor certain accounts receivable to Prestige Capital up to a maximum advance and outstanding balance of $11.0 million. Discount fees ultimately paid depend upon how long an invoice and related amount is outstanding from ARCA Recycling’s customer. Prestige Capital has been granted a security interest in all of ARCA Recycling’s accounts receivable. The current purchase and sale agreement with Prestige Capital automatically renews every six months unless terminated by the parties.

We acknowledge that we continue to face a challenging competitive environment as we continue to focus on our overall profitability, including managing expenses. We reported a net loss of approximately $16.9 million and approximately $8.5 million in fiscal 2021 and 2020, respectively. Additionally, the Company has total current assets of approximately $7.6 million and total current liabilities approximately $19.4 million resulting in a net negative working capital of approximately $11.8 million.

In Item 1A. Risk Factors, management has addressed and evaluated the risk factors that could materially and adversely affect the entity’s business, financial condition and results of operations, cash flows, and liquidity. The Company has determined that the risk factors do not materially affect the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Based on the above, management has concluded that the Company is not aware and did not identify any other conditions or events that would cause the Company to not be able to continue business as a going concern for the next 12 months.

Future Sources of Cash; New Acquisitions, Products and Services

We may require additional debt financing and/or capital to finance new acquisitions, refinance existing indebtedness or consummate other strategic investments in our business. Any financing obtained may further dilute or otherwise impair the ownership interest of our existing stockholders.

Off Balance Sheet Arrangements

At January 1, 2022, we had no off-balance sheet arrangements, commitments or guarantees that require additional disclosure or measurement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk and Impact of Inflation

Interest Rate Risk. We do not believe there is any significant risk related to interest rate fluctuations on our short and long-term fixed rate debt.

Foreign Currency Exchange Rate Risk. We currently generate revenues in Canada. The reporting currency for our consolidated financial statements is United States dollars. It is not possible to determine the exact impact of foreign currency exchange rate changes; however, the effect on reported revenue and net earnings can be estimated. We estimate that the overall strength of the United States dollar against the Canadian dollar had an immaterial impact on the revenues and net income for the fiscal year ended January 1, 2022. We do not currently hedge foreign currency fluctuations and do not intend to do so for the foreseeable future.

We do not hold any derivative financial instruments, nor do we hold any securities for trading or speculative purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of JanOne Inc.

Las Vegas, Nevada

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of JanOne Inc. (the “Company”) as of January 1, 2022 and January 2, 2021, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the two years in the period ended January 1, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2022 and January 2, 2021, and the results of their operations and their cash flows for each of the years in the two year period ended January 1, 2022,in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition

As described in Notes 2 and 21 to the consolidated financial statements, the Company’s consolidated revenue balance was $40 million for the year ended January 1, 2022. The Company recognizes revenue at the point in time when control is transferred to the end user, when the Company’s performance obligations are satisfied, which typically occurs upon delivery from the Company’s center facility and installation at the end user’s home.

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
•
Inspecting executed contracts to identify the relevant performance obligations and evaluating the accounting treatment for each performance obligation.
•
Testing individual revenue transactions for proper revenue recognition in accordance with the Company’s revenue recognition policy.
•
Assessing the Company’s disclosures related to revenue recognition for conformity with accounting principles generally accepted in the United States of America.

/s/ WSRP, LLC

We have served as the Company's auditor since 2019.

Salt Lake City, Utah

April 1, 2022

JANONE INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	January 1, 2022	January 2, 2021
Assets
Cash and cash equivalents	$705	$379
Trade and other receivables, net	4,220	3,600
Income taxes receivable	—	196
Inventories	1,209	1,630
Prepaid expenses and other current assets	1,423	1,136
Total current assets	7,557	6,941
Property and equipment, net	2,113	732
Right of use asset - operating leases	3,671	2,458
Intangible assets, net	268	13,989
Deposits and other assets	1,556	231
Total assets	$15,165	$24,351
Liabilities and Stockholders' Equity (Deficit)
Liabilities:
Accounts payable	$5,266	$4,701
Accrued liabilities - other	5,232	4,888
Accrued liability - California sales taxes	6,022	5,769
Lease obligation short term - operating leases	1,304	1,197
Short term debt	288	144
Current portion of note payable	261	2,898
Related party note	1,000	1,000
Total current liabilities	19,373	20,597
Lease obligation long term - operating leases	2,470	1,388
Notes payable - long term portion	1,318	—
Other noncurrent liabilities	680	—
Total liabilities	23,841	21,985
Commitments and Contingencies (Note 15)
Stockholders' equity (deficit):
Preferred stock, series A-1 - par value $0.001 per share 2,000,000 authorized, 238,729 and 259,729 shares issued and outstanding at January 1, 2022 and January 2, 2021, respectively	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 2,827,410 and 1,829,982 shares issued and outstanding at January 1, 2022 and at January 2, 2021, respectively	2	2
Additional paid in capital	45,743	39,869
Accumulated deficit	(53,804)	(36,917)
Accumulated other comprehensive loss	(617)	(588)
Total stockholders' equity (deficit)	(8,676)	2,366
Total liabilities and stockholders' equity (deficit)	$15,165	$24,351

The accompanying notes are an integral part of these consolidated financial statements.

JANONE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Dollars in thousands, except per share amounts)

	Fiscal Years Ended
	January 1, 2022	January 2, 2021
Revenues	$40,022	$33,867
Cost of revenues	31,154	25,040
Gross profit	8,868	8,827
Operating expenses:
Selling, general and administrative expenses	15,857	17,823
Impairment charges	9,786	—
Total operating expenses	25,643	17,823
Operating loss	(16,775)	(8,996)
Other income (expense):
Gain on debt settlement	1,872	—
Interest expense, net	(773)	(504)
Gain (loss) on litigation settlement	(1,950)	418
Gain on settlement of vendor advance payments	952	142
Other income, net	60	15
Total other income (expense), net	161	71
Loss before benefit from income taxes	(16,614)	(8,925)
Income tax benefit (provision)	(273)	427
Net loss	$(16,887)	$(8,498)
Loss per share:
Basic loss per share	$(6.35)	$(4.59)
Diluted loss per share	$(6.35)	$(4.59)
Weighted average common shares outstanding:
Basic	2,658,686	1,852,147
Diluted	2,658,686	1,852,147

Net loss	$(16,887)	$(8,498)
Effect of foreign currency translation adjustments	(29)	(55)
Total other comprehensive loss, net of tax	(29)	(55)
Comprehensive loss	$(16,916)	$(8,553)

The accompanying notes are an integral part of these consolidated financial statements.

JANONE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in thousands)

	Series A Preferred		Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Total
Balance, December 28, 2019	259,729	$—	1,919,048	$2	$39,291	$(28,419)	$(533)	$10,341
Other comprehensive loss	—	—	—	—	—	—	(55)	(55)
Share based compensation	—	—	33,191	—	578	—	—	578
Shares cancelled	—	—	(122,257)	—	—	—	—	—
Net loss	—	—	—	—	—	(8,498)	—	(8,498)
Balance, January 2, 2021	259,729	—	1,829,982	2	39,869	(36,917)	(588)	2,366
Other comprehensive loss	—	—	—	—	—	—	(29)	(29)
Share based compensation	—	—	—	—	303	—	—	303
Series A-1 preferred converted	(21,000)	—	420,000	—	—	—	—	—
Stock option exercise	—	—	6,000	—	27	—	—	27
Shares issued	—	—	571,428	—	5,544	—	—	5,544
Net loss	—	—	—	—		(16,887)	—	(16,887)
Balance, January 1, 2022	238,729	$—	2,827,410	$2	$45,743	$(53,804)	$(617)	$(8,676)

The accompanying notes are an integral part of these consolidated financial statements.

JANONE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Fiscal Years Ended
	January 1, 2022	January 2, 2021
OPERATING ACTIVITIES:
Net loss	$(16,887)	$(8,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,192	4,122
Amortization of debt issuance costs	9	27
Gain on Payroll Protection Program loan forgiveness	(1,872)	—
Stock based compensation expense	303	578
Gain on settlement of vendor advance payments	(952)	(142)
Impairment charges	9,786	—
Gain on litigation settlement	—	(418)
Changes in assets and liabilities:
Accounts receivable	(620)	2,980
Inventories	421	(282)
Prepaid expenses and other current assets	(287)	(780)
Change in deferred income taxes	—	(270)
Income taxes receivable	196	(120)
Right of use assets	883	165
Other assets	(1,399)	59
Lease liabilities	(907)	(73)
Accounts payable and accrued expenses	1,842	2,035
Net cash used in operating activities	(5,292)	(617)
INVESTING ACTIVITIES:
Purchases of property and equipment	(1,659)	(507)
Proceeds from the sale of property and equipment	3	—
Purchase of intangible assets	(65)	(327)
Net cash used in investing activities	(1,721)	(834)
FINANCING ACTIVITIES:
Proceeds from note payable	1,835	—
Payment on related party note	—	(1,500)
Proceeds from issuance of short term notes payable	795	3,469
Payments on short term notes payable	(651)	(565)
Proceeds from equity financing, net	5,544	—
Payments on notes payable	(182)	—
Proceeds from stock option exercise	27	—
Net cash provided by financing activities	7,368	1,404
Effect of changes in exchange rate on cash and cash equivalents	(29)	(55)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	326	(102)
CASH AND CASH EQUIVALENTS, beginning of period	379	481
CASH AND CASH EQUIVALENTS, end of period	$705	$379

	Fiscal Years Ended
	January 1, 2022	January 2, 2021
Supplemental cash flow disclosures:
Interest paid	$475	$129
Income taxes paid, net	$40	$30

The accompanying notes are an integral part of these consolidated financial statements.

JANONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Background and Basis of Presentation

The accompanying consolidated financial statements include the accounts of JanOne Inc., a Nevada corporation, and its subsidiaries (collectively, the “Company” or “JanOne”). On September 10, 2019, Appliance Recycling Centers of America, Inc. changed its name to JanOne Inc.

The Company has three operating segments – Biotechnology, Recycling, and Technology.

During September 2019, JanOne, through its biotechnology segment, broadened its business perspectives to become a pharmaceutical company focused on finding treatments for conditions that cause severe pain and bringing to market drugs with non-addictive pain-relieving properties.

ARCA Recycling, Inc. (“ARCA Recycling”) provides turnkey recycling services for electric utility energy efficiency programs in the United States. ARCA Canada Inc. (“ARCA Canada”) provides turnkey recycling services for electric utility energy efficiency programs in Canada. Customer Connexx, LLC (“Connexx”) provides call center services for ARCA Recycling and ARCA Canada. On February 19, 2021, (a) ARCA Recycling and (b) Connexx entered into an Asset Purchase Agreement (the “Disposition Agreement”) with (i) ARCA Affiliated Holdings Corporation, a Delaware corporation, (ii) ARCA Services Inc., a Delaware corporation, and (iii) Connexx Services Inc, a Delaware corporation (collectively, the “Buyers”), pursuant to which the Buyers agreed to acquire substantially all of the assets, and assume certain liabilities, of ARCA Recycling and Connexx (the “Disposition Transaction”). The principal of the Buyers is Virland A. Johnson, our Chief Financial Officer. The Disposition Transaction is expected to be consummated no later than July 15, 2022.

GeoTraq Inc. (“GeoTraq”) is the Company’s Technology segment. The Company is currently in the process of suspending all operations for GeoTraq.

The Company reports on a 52- or 53-week fiscal year. Our 2021 fiscal year (“2021”) ended on January 1, 2022, and our fiscal year (“2020”) ended on January 2, 2021.

Going concern

The Company currently faces a challenging competitive environment and is focused on improving its overall profitability, which includes managing expenses. The Company reported a net loss of approximately $16.9 million and approximately $8.5 million for the fiscal years ended January 1, 2022 and January 2, 2021, respectively. Additionally, as of January 1, 2022, the Company has total current assets of approximately $7.6 million and total current liabilities of approximately $19.4 million resulting in a net negative working capital of approximately $11.8 million.

The Company has available cash balances and funds available under an accounts receivable factoring program with Prestige Capital Finance, LLC (“Prestige Capital”) to provide sufficient liquidity to fund the entity’s operations, the entity’s continued investments in center openings, and remodeling activities for at least the next twelve months. The Company expects to generate cash from operations for the remainder of fiscal year 2022 given its cost cutting measures in response to the revenue reductions resulting from the Coronavirus. However, depending on the U.S.’ continued restrictions related to the coronavirus public health crisis, the Company cannot be certain its efforts will suffice. The agreement with Prestige Capital allows the Company to get advance funding of 80% of an unpaid customer’s invoice amount within two days and the balance less a mutually agreed upon fee upon ultimate collection in cash of the invoice. The Company expects that it will be able to utilize the available funds under the accounts receivable factoring agreement to provide liquidity and to pursue acquisitions and other strategic transactions to expand and grow the business to enhance stockholder value. Management also regularly monitors capital market conditions to ensure no other conditions or events exist that may materially affect the Company’s financial conditions and liquidity and the Company may raise additional funds through borrowings or public or private sales of debt or equity securities, if necessary.

As of January 1, 2022, the Company has taken a full impairment of the GeoTraq intangible asset. In conjunction with the impairment, the Company does not plan on expending funds or incurring expenses related to GeoTraq going forward except to sell the GeoTraq assets.

JANONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 2, 2021, the Company closed an Offering and received gross proceeds of approximately $6.0 million, before deducting placement agent fees and other offering expenses. The Company is utilizing the net proceeds for general working capital (see Note 17).

Additionally, the Company has $1.5 million of availability under its Revolving Credit Facility (see Note 22).

Based on the above, management has concluded that as of the filing date on this Annual Report, the Company is not aware and did not identify any other conditions or events that would cause the Company to not be able to continue business as a going concern for the next twelve months.

Coronavirus

In December 2019, the 2019 novel coronavirus (COVID-19) surfaced in Wuhan, China. The World Health Organization declared a global emergency on January 30, 2020, and most countries initiated travel restrictions limiting travel to other countries and lock-downs within their borders. While various vaccines have been introduced into the marketplace, the impacts of variant strains of the COVID-19 virus is still unknown. The widespread health crisis has adversely affected the global economy, resulting in an economic downturn that could impact demand for our products. To date, the outbreak had a material adverse impact on our operations. For example, several customers in our appliance recycling and appliance replacement business have previously suspended our ability to pick up and or replace their customers’ appliances resulting in decreased revenues for both recycling and replacement business. The future impact of the outbreak is highly uncertain and cannot be predicted and there is no assurance that the outbreak will not have another material adverse impact on the future results of the Company. The extent of the impact, if any, will depend on future developments, including actions taken to contain the coronavirus. A key task for the Company in 2022 is to begin late-stage clinical development with its pharmaceutical product, JAN101. However, the COVID-19 pandemic has significantly impacted clinical trials, delaying recruitment in most non-COVID-19 clinical trials and even eliminating recruitment in some trials. While clinical sites have largely resumed conducting non-COVID-19 clinical trials, the backlog of subjects may adversely affect our ability to recruit for its trial, leading to longer and more expensive trials. In addition, the unknown effectiveness of the COVID-19 vaccines, particularly concerning variant strains of COVID-19, could lead to clinical sites terminating patient recruitment again during the course of the study.

During April 2020, as a result of the COVID-19 pandemic, the Company entered into an amendment to its contract services agreement with certain customers, whereby those customers agreed to advance the Company approximately $1.2 million against the provision of future services. The advanced payment may only be utilized for the costs associated with labor and sustaining ARCA Recycling’s workforce. The advance agreement provides for partial loan forgiveness if certain conditions are met (see Note 14).

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

Significant estimates made in connection with the accompanying consolidated financial statements include the estimated reserve for doubtful current and long-term trade and other receivables, the estimated reserve for excess and obsolete inventory, estimated fair value for stock-based compensation, fair values in connection with the analysis of other intangibles and long-lived assets for impairment, valuation allowance against deferred tax assets and estimated useful lives for intangible assets and property and equipment.

JANONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments

Financial instruments consist primarily of cash equivalents, trade and other receivables, notes receivables, and obligations under accounts payable, accrued expenses and notes payable. The carrying amounts of cash equivalents, trade receivables and other receivables, accounts payable, accrued expenses and short-term notes payable approximate fair value because of the short maturity of these instruments. The fair value of the long-term debt is calculated based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements, unless quoted market prices were available (Level 2 inputs). The carrying amounts of long-term debt at January 1, 2022 and January 2, 2021 approximate fair value.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase. Fair value of cash equivalents approximates carrying value.

Trade Receivables and Allowance for Doubtful Accounts

The Company carries unsecured trade receivables at the original invoice amount less an estimate made for doubtful accounts based on a monthly review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. The Company writes off trade receivables when it deems them to be uncollectible. The Company records recoveries of trade receivables previously written off when we receive them. The Company considers a trade receivable to be past due if any portion of the receivable balance is outstanding for more than ninety days. The Company does not charge interest on past due receivables. The Company had an allowance for doubtful accounts of $0 and $0, respectively, for the years ended January 1, 2022 and January 2, 2021.

Inventories

Inventories, consisting primarily of appliances, are stated at the lower of cost, determined on a specific identification basis, or net realizable value. The Company provides estimated provisions for the obsolescence of our appliance inventories, including adjustment to market, based on various factors, including the age of such inventory and management’s assessment of the need for such provisions. The Company looks at historical inventory aging reports and margin analyses in determining its provision estimate. A revised cost basis is used once a provision for obsolescence is recorded. The Company does not have a reserve for obsolete inventory at January 1, 2022 and January 2, 2021.

Property and Equipment

Property and Equipment are stated at cost less accumulated depreciation. Expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of assets are capitalized. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The useful lives of building and improvements are 3 to 30 years, transportation equipment is 3 to 15 years, machinery and equipment are 5 to 10 years, furnishings and fixtures are 3 to 5 years, and office and computer equipment are 3 to 5 years.

The Company periodically reviews its property and equipment when events or changes in circumstances indicate that their carrying amounts may not be recoverable, or their depreciation or amortization periods should be accelerated. The Company assesses recoverability based on several factors, including its intention with respect to maintaining its facilities, and projected discounted cash flows from operations. An impairment loss would be recognized for the amount by which the carrying amount of the assets exceeds their fair value, as approximated by the present value of their projected discounted cash flows.

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

Based on a qualitative evaluation, for the year ended January 1, 2022, the Company took an impairment charge for the full unamortized balance, in the amount of approximately $9.8 million, of its GeoTraq intangible (see Note 8 below). The Company took no impairment charges for the year ended January 2, 2021.

JANONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

Biotechnology Revenue

The Company currently generates no revenue from its Biotechnology segment.

Recycling Revenue

The Company provides replacement appliances and provides appliance pickup and recycling services for consumers (“end users”) of public utilities, our customers. The Company receives, as part of our de-manufacturing and recycling process, revenue from scrap dealers for refrigerant, steel, plastic, glass, copper and other residual items.

The Company accounts for revenue in accordance with Accounting Standards Codification 606 Revenue from Contracts with Customers.

Under the revenue standard revenue is recognized as follows:

The Company determines revenue recognition utilizing the following steps:

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

Replacement Product Revenue

The Company generates revenue by providing replacement appliances. The Company recognizes revenue at the point in time when control over the replacement product is transferred to the end user, when its performance obligations are satisfied, which typically occur upon delivery from the Company's center facility and installation at the end user’s home.

Recycling Services Revenue

The Company generates revenue by providing pickup and recycling services. The Company recognizes revenue at the point in time when we have picked up a to be recycled appliance and transfer of ownership has occurred, and therefore the Company's performance obligations are satisfied, which typically occur upon pickup from the Company's end user’s home.

Byproduct Revenue

The Company generates other recycling byproduct revenue (the sale of copper, steel, plastic and other recoverable non-refrigerant byproducts) as part of its de-manufacturing process. The Company recognizes byproduct revenue upon delivery and transfer of control of byproduct to a third-party recycling customer, having a mutually agreed upon price per pound and collection reasonably assured. Transfer of control occurs at the time the customer is in possession of the byproduct material. Revenue recognized is a function of byproduct weight, type and in some cases volume of the byproduct delivered multiplied by the market rate as quoted.

JANONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract Liability

Receivables are recognized in the period the Company ships the product, or provides the service. Payment terms on invoiced amounts are based upon contractual terms with each customer. When the Company receives consideration, or such consideration is unconditionally due, prior to transferring goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability. The Company recognizes a contract liability as net sales once control of goods and/or services have been transferred to the customer and all revenue recognition criteria have been met and any constraints have been resolved. The Company defers recording product costs until recognition of the related revenue occurs.

Assets Recognized from Costs to Obtain a Contract with a Customer

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company has concluded that no material costs have been incurred to obtain and fulfill our FASB Accounting Standards Codification, or ASC 606 contracts, meet the capitalization criteria, and, as such, there are no material costs deferred and recognized as assets on the consolidated balance sheet at January 1, 2022 or January 2, 2021.

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

Revenue recognized for Company contracts - approximately $40.0 million and approximately $33.9 million for the years ended January 1, 2022 and January 2, 2021, respectively. Byproduct revenue is non-contract revenue and amounts for Byproduct revenue have been excluded from Revenue recognized for Company contracts for all periods presented.

Technology Revenue

The Company currently generates no revenue from its Technology segment.

Shipping and Handling

The Company classifies shipping and handling charged to customers as revenues and classifies costs relating to shipping and handling as cost of revenues.

Advertising Expense

Advertising expense is charged to operations as incurred. Advertising expense was approximately $6,000 and $379,000 for the years ended January 1, 2022 and January 2, 2021, respectively.

JANONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Lease Accounting

The Company accounts for leases in accordance with ASC 842 - Leases This accounting standard requires all lessees to record the impact of leasing contracts on the balance sheet as a right to use asset and corresponding liability. This is measured by taking the present value of the remaining lease payments over the lease term and recording a right to use asset (“ROU”) and corresponding lease obligation for lease payments. Rent expense is realized on a straight-line basis and the lease obligation is amortized based on the effective interest method. The amounts recognized reflect the present value of remaining lease payments for all leases that have a lease term greater than 12 months. The discount rate used is an estimate of the Company’s incremental borrowing rate based on information available at lease commencement.

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

The Company leases warehouse facilities and office space. These assets and properties are generally leased under noncancelable agreements that expire at various dates through 2025 with various renewal options for additional periods. The agreements, which have, and continue to be, classified as operating leases, generally provide for base rent, and require us to pay all insurance, taxes and other maintenance costs. The Company’s operating leases are exclusively for building space in the different cities in which the Company operates. The lease terms typically last from 2-5 years with some being longer or shorter depending on needs of the business and the lease partners. The Company has also engaged in month-to-month leases for parking spaces that the Company has elected to expense as incurred. Our lease agreements do not include variable lease payments. Our lessors do offer options to extend lease

JANONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

terms as leases expire and management evaluates against current rental markets and other strategic factors in making the decision to renew. When leases are within 6 months of being renewed, management will estimate probabilities of renewing for an additional term based on market and strategic factors and if the probability is more likely than not that the lease will be renewed, the financials will assume the lease is renewed under the lease renewal option.

The Company's operating leases do not contain residual value guarantees, and do not contain restrictive covenants. The Company currently has one sublease in Ontario, Canada.

Leases accounted for under ASC 842 were determined based on analysis of the lease contracts using lease payments and timing as documented in the contract. Non-lease contracts were also evaluated to understand if the contract terms provided for an asset that the Company controlled and provided us with substantially all the economic benefits. The Company did not observe any contracts with embedded leases. Lease contracts were reviewed, and distinctions made between non lease and lease payments. Only payments related to the lease of the asset were included in lease payment calculations. Management uses an estimation of its incremental borrowing rate at lease commencement over similar terms as the lease contracts in determining the present value of its lease obligations.

Stock-Based Compensation

The Company from time to time grants stock options to employees, non-employees and Company executives and directors. Such awards are valued based on the grant date fair-value of the instruments. The value of each award is amortized on a straight-line basis over the vesting period.

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

JANONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk

The Company maintains cash balances at several banks in several states including, California, Minnesota and Nevada. Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution. At times, balances may exceed federally insured limits.

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

In December 2019, the FASB issued ASU No. 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 is part of the FASB’s overall simplification initiative and seeks to simplify the accounting for income taxes by updating certain guidance and removing certain exceptions. The updated guidance is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. Early adoption is permitted. The Company has implemented this update, but anticipates minimal impact to its consolidated financial statements.

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

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This update provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. This update is effective for the Company’s fiscal years beginning after December 15, 2021. The Company is currently assessing the impact of adopting this new accounting standard on its Consolidated Financial Statements and related disclosures.

JANONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3: Trade and other receivables

The Company's trade and other receivables as of January 1, 2022 and January 2, 2021, respectively, were as follows (in $000's):

	January 1, 2022	January 2, 2021
Trade receivables, net	$6,105	$4,174
Factored accounts receivable	(2,194)	(891)
Prestige Capital reserve receivable	172	162
Other receivables	137	155
Trade and other receivables, net	$4,220	$3,600

Trade accounts receivable	$4,449	$2,698
Un-billed trade receivables	1,656	1,476
Total trade receivables, net	$6,105	$4,174

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

Between March 31, 2018 and April 24, 2018, the Purchaser and the Company negotiated in good faith the method of payment of the remaining outstanding balance of the Purchase Price. On April 25, 2018, the Purchaser delivered to the Company a promissory note (the “ApplianceSmart Note”) in the original principal amount of approximately $3.9 million (the “Original Principal Amount”), as such amount may be adjusted per the terms of the ApplianceSmart Note. The ApplianceSmart Note is effective as of April 1, 2018 and matures on April 1, 2021 (the “Maturity Date”). The ApplianceSmart Note bears interest at 5% per annum with interest and principal payable at the Maturity Date. ApplianceSmart provided the Company a guaranty of repayment of the ApplianceSmart Note. The remaining approximately $2.6 million of the Purchase Price was paid in cash by the Purchaser to the Company. The Purchaser may reborrow funds, and pay interest on such re-borrowings, from the Company up to the Original Principal Amount. Subsequent to December 30, 2017, ApplianceSmart assumed approximately $1.9 million in liabilities from the Company. For the 52 weeks ended December 29, 2018, the original balance owed to the Company of $6.5 million, increased with new borrowings of approximately $1.8 million, and decreased with repayments of approximately $2.6 million, and debt assumed of approximately $1.9 million represents a net amount due from the Purchaser, now in the form of a note receivable.

On December 26, 2018, the ApplianceSmart Note was amended and restated to grant the Company a security interest in the assets of the Purchaser, ApplianceSmart, and ApplianceSmart Contracting Inc. in exchange for modifying the repayments terms to provide for the payment in full of all accrued interest and principal on the Maturity Date of the ApplianceSmart Note.

On March 15, 2019, the Company entered into agreements with third parties pursuant to which it agreed to subordinate the payment of indebtedness under the ApplianceSmart Note and the Company’s security interest in the assets of ApplianceSmart in exchange for a prepayment of up to $1.2 million. Additionally, the Company advanced ApplianceSmart $355,000 during fiscal 2019 under the ApplianceSmart Note.

On December 9, 2019, ApplianceSmart filed a voluntary petition in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of Title 11 of the United States Code. Consequently, the Company recorded an impairment charge of approximately $3.0 million for the amount owed by ApplianceSmart to the Company as of December 28, 2019.

As of January 1, 2022, ApplianceSmart Affiliated Holdings LLC and ApplianceSmart, Inc. (collectively “ApplianceSmart”) operated one store in Ohio.

JANONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 13, 2021, a hearing was held to consider approval of the Disclosure Statement filed by ApplianceSmart in conjunction with its bankruptcy proceedings. On December 14, 2021, a hearing was held to confirm ApplianceSmart’s plan for reorganization (the “Plan”). The outstanding balance of the ApplianceSmart Note at January 1, 2022 and January 2, 2021 was approximately $3.0 million and approximately $3.0 million, respectively, exclusive of the impairment charge. On January 10, 2022, ApplianceSmart paid $25,000 to JanOne in settlement of its debt, as provided for in the confirmed Plan. A final decree was issued by the court on February 28, 2022, upon the full satisfaction of the Plan, at which time ApplianceSmart emerged from Chapter 11.

Note 5: Inventory

Inventories, consisting principally of appliances, are stated at the lower of cost, determined on a specific identification basis, or net realizable value and consist of the following as of January 1, 2022 and January 2, 2021, respectively (in $000's):

	January 1, 2022	January 2, 2021
Appliances held for resale	$1,104	$1,430
Raw material - chips	105	200
Total inventory	$1,209	$1,630

The Company provides estimated provisions for the obsolescence of its appliance inventories, as necessary, including adjustments to net realizable value, based on various factors, including the age of such inventory and management’s assessment of the need for such provisions. The Company looks at historical inventory aging reports and margin analyses in determining its provision estimate. A revised cost basis is used once a provision for obsolescence is recorded. No provision for obsolescence was recorded during the years ended January 1, 2022, or January 2, 2021.

Note 6: Prepaids and other current assets

Prepaids and other current assets as of January 1, 2022 and January 2, 2021 consist of the following (in $000's):

	January 1, 2022	January 2, 2021
Prepaid insurance	$493	$371
Prepaid rent	180	95
Prepaid purchase orders	—	366
Prepaid other	750	304
Total prepaids and other current assets	$1,423	$1,136

Note 7: Property and equipment

Property and equipment, as of January 1, 2022 and January 2, 2021, consist of the following (in $000's):

	Useful Life (Years)	January 1, 2022	January 2, 2021
Buildings and improvements	3-30	$80	$75
Equipment	3-15	3,638	2,528
Projects under construction		851	387
Property and equipment		4,569	2,990
Less accumulated depreciation		(2,456)	(2,258)
Total property and equipment, net		$2,113	$732

Depreciation expense was approximately $192,000 and approximately $79,000 for the fiscal years ended January 1, 2022 and January 2, 2021, respectively.

Equipment Financing Agreement

JANONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 8: Intangible assets

Intangible assets as of January 1, 2022 and January 2, 2021 consist of the following (in $000's):

	January 1, 2022	January 2, 2021
GeoTraq intangible	$—	$26,096
Patents and domains	23	23
Computer software	4,559	4,494
Total intangible assets	4,582	30,613
Less accumulated amortization	(4,314)	(16,624)
Total intangible assets, net	$268	$13,989

Intangible amortization expense for continuing operations was approximately $4.0 million and $4.0 million, respectively, for the fiscal years ended January 1, 2022 and January 2, 2021.

GeoTraq Intangible Asset

During the year ended January 1, 2022, the Company determined that long-term revenue projections for the Technology segment would be unattainable, and, as such, performed a qualitative assessment of the GeoTraq intangible asset, in accordance with ASC 350-30, General intangibles other than goodwill. The triggering events for this assessment were 1) its history of negative cash flows and operating losses since acquisition, 2) no foreseeable revenues during the final three years of its useful life such that would allow for full cost recovery, and, 3) no further investment in GeoTraq is imminent due to the Company's lack of resources (human and financial). The assessment further concluded that any opportunities for investment from outside the Company was minimal due to barriers to entry, and inflationary and supply-chain-related issues. Consequently, during the year ended January 1, 2022, the Company took a full write-down of the unamortized portion of the GeoTraq intangible asset of approximately $9.8 million.

Note 9: Deposits and other assets

Deposits and other assets as of January 1, 2022 and January 2, 2021 consist of the following (in $000's):

	January 1, 2022	January 2, 2021
Deposits	$1,513	$169
Other	43	62
Total deposits and other assets	$1,556	$231

Deposits are for a refundable “deposit in lieu of bond”, in the amount of $1.3 million, relating the Skybridge matter (see Note 15) and for refundable security deposits with landlords from which the Company leases property.

JANONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10: Leases

The Company accounts for leases in accordance with ASC 842. The amount recorded is the present value of all remaining lease payments for leases with terms greater than 12 months. The right of use asset is offset by a corresponding liability. The discount rate is based on an estimate of our incremental borrowing rate for terms similar to our lease terms at the time of lease commencement. The asset is amortized over remaining lease terms. See Lease Accounting in Note 2.

Total present value of future lease payments as of January 1, 2022 (in $000's):

2022	$1,532
2023	1,084
2024	832
2025	507
2026	332
Total	4,287
Less interest	(513)
Present value of payments	$3,774

During the years ended January 1, 2022 and January 2, 2021, approximately $1.5 million and approximately $1.3 million, respectively, was included in operating cash flow for amounts paid for operating leases.

During the year ended January 2, 2021, the Company exercised an early termination clause in one its leases which reduces its right of use assets by approximately $234,000. No such transactions occurred during the year ended January 1, 2022.

The Company obtained right-of-use assets in exchange for lease liabilities of approximately $1.7 million upon commencement of operating leases during the year ended January 1, 2022. The weighted average lease term for operating leases is 3.4 years and the weighted average discount rate is 7.99%.

Note 11: Accrued liabilities

Accrued liabilities of continuing operations as of January 1, 2022 and January 2, 2021, respectively, consist of the following (in $000's):

	January 1, 2022	January 2, 2021
Compensation and benefits	$731	$604
Contract liability	17	292
Accrued incentive and rebate checks	1,427	1,220
Accrued transportation costs*	904	662
Accrued guarantees	767	767
Accrued purchase orders	23	177
Accrued taxes	543	299
Accrued litigation settlement	680	—
Other	140	867
Total accrued liabilities	$5,232	$4,888

*Accrued transportation costs are related to delayed billing from certain vendors.

JANONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract liabilities rollforward

The following table summarizes the contract liability activity for the year ended January 1, 2022 (in $000's):

Beginning balance, January 2, 2021	$292
Accrued	180
Settled	(455)
Ending balance, January 1, 2022	$17

Note 12: Accrued liability – California sales tax

The Company operates in fourteen states in the U.S. and in various provinces in Canada. From time to time, the Company is subject to sales and use tax audits that could result in additional taxes, penalties and interest owed to various taxing authorities.

The California Department of Tax and Fee Administration (formerly known as the California Board of Equalization) (“CDTFA”) conducted a sales and use tax examination covering ARCA Recycling’s California operations for the years 2011, 2012 and 2013. The Company believed it was exempt from collecting sales taxes under service agreements with utility customers that included appliance replacement programs. During the fourth quarter of 2014, the Company received communication from the CDTFA indicating they were not in agreement with the Company’s interpretation of the law. Consequently, the Company applied for and, as of February 9, 2015, received approval to participate in the CDTFA’s Managed Audit Program. The period covered under this program included years 2011, 2012, 2013 and extended through the nine-month period ended September 30, 2014.

On April 13, 2017 the Company received the formal CDTFA assessment for sales tax for tax years 2011, 2012 and 2013 in the amount of approximately $4.1 million plus applicable interest of approximately $500,000 related to the appliance replacement programs that the Company administered on behalf of its customers on which it did not assess, collect or remit sales tax. The Company has appealed this assessment to the CDTFA Appeals Bureau. The appeal remains in process. Interest continues to accrue until the matter is settled.

As of January 1, 2022 and January 2, 2021, the Company's accrued liability for California sales tax was approximately $6.0 million and approximately $5.8 million, respectively.

Note 13: Income taxes

For fiscal years ended January 1, 2022, and January 2, 2021, the Company recorded an income tax provision of approximately $273,000, and an income tax benefit of approximately $427,000, respectively, which consisted of the following (in $000's):

	Fiscal Years Ended
	January 1, 2022	January 2, 2021
Current tax expense:
State	$(75)	$(46)
Federal	—	203
Current tax expense	(75)	157
Deferred tax benefit - domestic	(198)	270
Total benefit (provision) of income taxes	$(273)	$427

JANONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the Company's income tax benefit (provision) with the federal statutory tax rate for the fiscal years ended January 1, 2022, and January 2, 2021, respectively, is shown below:

	Fiscal Years Ended
	January 1, 2022	January 2, 2021
U.S statutory rate	21.0%	21.0%
State tax rate	4.3%	7.5%
Foreign rate differential	0.2%	0.4%
Permanent differences	2.3%	-0.1%
Change in tax rates	0.2%	-0.8%
Benefit from CARES Act carryback claim	-1.2%	0.8%
Change in valuation allowance	-27.5%	-24.5%
Other	-0.9%	0.6%
	-1.6%	4.9%

Loss before benefit (provision) of income taxes was derived from the following sources for fiscal years January 1, 2022 and January 2, 2021, respectively, as shown below (in $000's):

	Fiscal Years Ended
	January 1, 2022	January 2, 2021
United States	$(16,074)	$(8,270)
Canada	(540)	(655)
Total	$(16,614)	$(8,925)

The components of net deferred tax assets (liabilities) as of January 1, 2022 and January 2, 2021, respectively, are as follows (in $000's):

	January 1, 2022	January 2, 2021
Deferred tax assets (liabilities):
Allowance for bad debts	$795	$823
Accrued expenses	2,118	1,769
Accrued compensation	91	76
Prepaid expenses	(375)	(304)
Net operating loss	4,440	3,477
Lease liability	25	35
Tax credits	92	290
Share-based compensation	219	176
Intangibles	(5)	(3,717)
Property and equipment	(407)	(214)
Unrealized losses (gains)	148	140
Section 163(j) interest	361	387
	7,502	2,938
Less: valuation allowance	(7,502)	(2,938)
Net deferred tax assets (liabilities)	$—	$—

As of January 1, 2022, the Company has net operating loss carryforwards of approximately $14.2 million for federal income tax purposes, which will be available to offset future taxable income. Due to recent tax legislation, these net operating losses are eligible for indefinite carryforward, limited by certain taxable income limitations. The Company evaluates all available evidence to determine if a valuation allowance is needed to reduce its deferred tax assets. Management has concluded that it is more likely than not that its existing tax benefits in the U.S. and Canada will not be realized. Consequently, the Company has recorded a valuation allowance of approximately $7.5 million as of January 1, 2022 to reduce its deferred tax assets.

JANONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company annually conducts an analysis of its uncertain tax positions and has concluded that it has no uncertain tax positions as of January 1, 2022. The Company’s policy is to record uncertain tax positions as a component of income tax expense.

The Company files U.S. and state income tax returns in jurisdictions with differing statutes of limitations. The 2016 through 2020 tax years remain subject to selection for examination as of January 1, 2022. None of the Company’s income tax returns are currently under audit.

Note 14: Short term debt

Short term debt and other financing obligations as of January 1, 2022 and January 2, 2021, respectively, consist of the following (in $000's):

	January 1, 2022	January 2, 2021
AFCO Finance	$288	$144
Payroll protection program	—	1,872
Vendor advance payments	—	1,026
Total short term debt	$288	$3,042

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

The outstanding principal due AFCO at January 1, 2022 and January 2, 2021 was approximately $288,000 and approximately $144,000, respectively.

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

Customer Advance Payments

As of the period ending September 26, 2020, the Company received advance payments authorized by the California Public Utilities Commission and processed through two California utilities for the purposes of sustaining the workforce during the COVID 19 pandemic shutdown. The use of these funds was limited to labor and labor benefits for impacted employees. Portions of these advances are forgivable if certain conditions are met the specifics that have not been finalized. Advance payments that are not forgiven will need to be repaid in full by December 31, 2021. Total funding received under this program, as of September 26, 2020, amounted to approximately $1.2 million. As of January 1, 2022, approximately $1.1 million had been forgiven, and approximately $74,000 had been repaid.

JANONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15: Commitments and Contingencies

Litigation

SEC Complaint

On August 2, 2021, the U.S. Securities and Exchange Commission (“SEC”) filed a civil complaint (the “SEC Complaint”) in the United States District Court for the District of Nevada naming the Company and one of its executive officers, Virland Johnson, the Company's Chief Financial Officer, as defendants (collectively, the “Defendants”).

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

The Company continues to assert that the SEC’s pursuit of this matter will not result in any benefit to investors and instead will only serve as a distraction from core business. On October 1, 2021, the Company, filed a motion with the court to dismiss the complaint. The SEC filed its response opposing the motions on November 1, 2021. The defendants filed their reply responses to the SEC’s opposition on November 15, 2021. The motions to dismiss are now under submission and the court has not yet scheduled a hearing date. Pursuant to the automatic stay of proceedings under the Private Securities Litigation Reform Act, all discovery has been stayed pending the motions to dismiss.

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

AMTIM Capital

AMTIM Capital, Inc. (“AMTIM”) acts as the Company’s representative to market our recycling services in Canada under an arrangement that pays AMTIM for revenues generated by recycling services in Canada as set forth in the agreement between the parties. A dispute has arisen between AMTIM and the Company with respect to the calculation of amounts due to AMTIM pursuant to the agreement. In a lawsuit filed in the province of Ontario, AMTIM claims a discrepancy in the calculation of fees due to AMTIM by the Company of approximately $2.0 million. Although the outcome of this claim is uncertain, the Company believes that no further amounts are due under the terms of the

JANONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

agreement and that it will continue to defend its position relative to this lawsuit. Trial commenced in February 2022, but to date, no verdict has been rendered.

GeoTraq

On or about April 9, 2021, GeoTraq, Gregg Sullivan, Tony Isaac, and we, among others, resolved all of their claims that related to, among other items, the Company's acquisition of GeoTraq in August 2017, all post-acquisition activities, and Mr. Sullivan’s post-acquisition employment relationship with GeoTraq (all of such claims, the “GeoTraq Matters”). The resolution was effectuated through the parties’ execution and delivery of a Settlement Agreement and Mutual Agreement of Claims (the “GeoTraq Settlement Agreement”). Under the terms of the Settlement Agreement, the Company, on its own behalf and on behalf of GeoTraq and Mr. Isaac, agreed to tender to Mr. Sullivan an aggregate of $1.95 million (the “GeoTraq Settlement Consideration”) in the following manner: (i) $250,000, which was tendered in cash on or about the date of the Settlement Agreement and (ii) up to 10 quarterly installments of not less than $170,000 that commenced on June 1, 2021, and shall continue not less frequently than every three months thereafter (the “GeoTraq Installments”). The Company may tender the GeoTraq Installments in cash or in the equivalent value of shares of its common stock (the value of the shares to be determined by a formula set forth in the Settlement Agreement), in either case at the Company's discretion. The Company may also prepay one or more GeoTraq Installments in full or in part at any time or from time to time either in cash or in shares of its common stock (a “GeoTraq Prepayment”). If the Company elects to prepay one or more GeoTraq Installments with shares of its common stock, Mr. Sullivan reserves the right not to consent to a tender thereof in excess of 50% of the value of that specific GeoTraq Prepayment; however, Mr. Sullivan is restricted in the reasons for which he can refuse to provide his written consent. The number of shares of the Company's common stock to be issued upon any GeoTraq Prepayment is determined by a different formula than the one to be utilized for a GeoTraq Installment. As of January 1, 2022, the balance due under the settlement agreement was approximately $1.2 million. Pursuant to the terms of the Settlement Agreement, Mr. Sullivan provided the Company with his proxy to vote his remaining shares of its Series A-1 Convertible Preferred Stock that the Company had issued to him in connection with its acquisition of GeoTraq in 2017, as well as his proxy for the shares of the Company's common stock into which those shares of preferred stock may be converted. The Company may utilize the proxy in the context of an annual meeting of its stockholders, a special meeting of its stockholders, and a written consent of its stockholders. Subject to the above-described contingent GeoTraq Prepayment tender 50% restriction, Mr. Sullivan provided the Company with the sole ability to determine the time and amount of each conversion of those shares of preferred stock. The parties to the Settlement Agreement released and forever discharged one another from any and all known and unknown claims that were asserted or could have been asserted arising out of the GeoTraq Litigation Matters. As of January 1, 2022, the accrued liability for payments due to Mr. Sullivan is approximately $1.2 million.

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

JANONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Any potential amounts paid out for the Company obligations and or guarantees under ApplianceSmart Leases would be recoverable to the extent there are assets available from ApplianceSmart. ApplianceSmart Leases are related party transactions. The Company divested itself of the ApplianceSmart Leases and leaseholds with the sale to Purchaser on December 30, 2017.

The Company is party from time to time to other ordinary course disputes that we do not believe to be material to our financial condition as of January 1, 2022.

Note 16: Series A-1 Convertible Preferred Stock.

Conversion

The “Conversion Ratio” per share of the Series A-1 Convertible Preferred Stock in connection with any conversion shall be at a ratio of 20:1, one share of Series A-1 Convertible Preferred Stock, if and when converted into shares of Common Stock, shall convert into twenty shares Common Stock. Each holder shall have the right, exercisable at any time and from time to time (unless otherwise prohibited by law, rule, or regulation, or as restricted below), to convert any or all of such holder’s shares of Series A-1 Convertible Preferred Stock into shares of Common Stock at the Conversion Ratio.

During April 2021, 21,000 shares of the Company’s Series A-1 Convertible Preferred Stock were converted into 420,000 shares of the Company’s common stock. Shares of Series A-1 Convertible Preferred Stock are convertible into the Company’s common shares at a ratio of 1:20. As of January 1, 2022 and January 2, 2021, there were 238,729 and 259,729 shares, respectively, of Series A-1 Convertible Preferred Stock outstanding.

Dividends

The Company cannot declare, pay or set aside any dividends on shares of any other class or series of our capital stock unless (in addition to the obtaining of any consents required by our Articles of Incorporation) the holders of the Series A Convertible Preferred Stock then outstanding shall first receive, or simultaneously receive, a dividend in the aggregate amount of one dollar, regardless of the number of then-issued and outstanding shares of Series A Convertible Preferred Stock. Any remaining dividends allocated by the Board of Directors shall be distributed in an equal amount per share to the holders of outstanding common stock and Series A-1 Convertible Preferred Stock (on an as-if-converted to common stock basis pursuant to the Conversion Ratio as defined below).

Voting Rights

Each holder of a share of Series A Convertible Preferred Stock has a number of votes as is determined by multiplying (i) the number of shares of Series A Preferred Stock held by such holder, and (ii) 17. The holders of Series A-1 Convertible Preferred Stock vote together with all other classes and series of common and preferred stock of the Company as a single class on all actions to be taken by the common stockholders of the Company, except to the extent that voting as a separate class or series is required by law.

Redemption

The Series A-1 Convertible Preferred Stock has no redemption rights by JanOne, or any other entity.

Preemptive Rights

Holders of the Series A-1 Convertible Preferred Stock and holders of JanOne common stock are not entitled to any preemptive, subscription, or similar rights in respect of any securities of JanOne, except as set forth in the Amended and Restated Series A-1 Certificate of Designation or in any other document agreed to by JanOne.

Protective Provisions

Without first obtaining the affirmative approval of a majority of the holders of the shares of Series A-1 Convertible Preferred Stock, the Company may not directly or indirectly (i) increase or decrease (other than by redemption or

JANONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

conversion) the total number of authorized shares of Series A-1 Convertible Preferred Stock; (ii) effect an exchange, reclassification, or cancellation of all or a part of the Series A-1 Convertible Preferred Stock, but excluding a stock split or reverse stock split or combination of the common stock or preferred stock; (iii) effect an exchange, or create a right of exchange, of all or part of the shares of another class of shares into shares of Series A-1 Convertible Preferred Stock; or (iv) alter or change the rights, preferences or privileges of the shares of Series A-1 Convertible Preferred Stock so as to affect adversely the shares of such series, including the rights set forth in this Designation; provided, however, that we may, without any vote of the holders of shares of the Series A-1 Convertible Preferred Stock, make technical, corrective, administrative or similar changes to the Amended and Restated Series A-1 Certificate of Designation that do not, individually or in the aggregate, materially adversely affect the rights or preferences of the holders of shares of the Series A-1 Convertible Preferred Stock.

Note 17: Stockholders’ Equity

Common Stock: The Company's Articles of Incorporation authorize 200,000,000 shares of common stock that may be issued from time to time having such rights, powers, preferences and designations as the Board of Directors may determine. During the fiscal year ended January 2, 2021, 104,798 shares of common stock were granted and issued in lieu of professional services at a fair value of approximately $351,000, which was recorded as share-based compensation expense. Additionally, the Company was amortizing the fair value of 223,214 common shares granted during September 2019, but not vested, in lieu of professional services at a fair value of $1.0 million. This agreement terminated during August 2020. As such, 71,607 common shares were returned to the Company and the related stock-based compensation expense was reversed. The Company recognized approximately $54,000 in share-based compensation expense related to these services, which was not reversed, during the year ended January 2, 2021. There were no similar transactions for the fiscal year ended January 1, 2022.

As of January 1, 2022, and January 2, 2021, there were 2,827,410 and 1,829,982 shares, respectively, of common stock issued and outstanding.

Equity Offering: On January 29, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Purchasers”) for the sale by the Company in a registered direct offering (the “Offering”) of 571,428 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a purchase price per share of Common Stock of $10.50. The Offering closed on February 2, 2021 with gross proceeds to the Company of approximately $6.0 million before deducting placement agent fees and other offering expenses. The Company is utilizing the net proceeds for general working capital.

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

JANONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Stock options: The 2016 Plan, which replaces the 2011 Plan, authorizes the granting of awards in any of the following forms: (i) incentive stock options, (ii) nonqualified stock options, (iii) restricted stock awards, and (iv) restricted stock units, and expires on the earlier of October 28, 2026, or the date that all shares reserved under the 2016 Plan are issued or no longer available. On November 4, 2020, the Company amended the 2016 Plan to increase the issuance of common shares from 400,000 to 800,000. The vesting period is determined by the Board of Directors at the time of the stock option grant. As of January 1, 2022 and January 2, 2021, 90,000 and 78,000, respectively, options were outstanding under the 2016 Plan.

The Company's 2011 Plan authorizes the granting of awards in any of the following forms: (i) stock options, (ii) stock appreciation rights, and (iii) other share-based awards, including but not limited to, restricted stock, restricted stock units or performance shares, and expired on the earlier of May 12, 2021, or the date that all shares reserved under the 2011 Plan are issued or no longer available. As of January 1, 2022 and January 2, 2021, 27,500 and 35,900 options, respectively, were outstanding under the 2011 Plan. No additional awards will be granted under the 2011 Plan.

The following table summarizes stock option activity for the fiscal years ended January 1, 2022, and January 2, 2021 (Aggregate Intrinsic Value in $000's):

	Options	Weighted Average Exercise	Aggregate Intrinsic	Weighted Average Remaining Contractual
	Outstanding	Price	Value	Life
Outstanding at December 28, 2019	44,400	$13.31	$—	3.0
Cancelled/expired	(4,500)	9.45
Granted	74,000	3.84
Outstanding at January 2, 2021	113,900	11.97	78	7.0
Granted	38,000	8.16
Exercised	(6,000)	4.32
Cancelled/expired	(28,400)	9.71
Outstanding at January 1, 2022	117,500	$7.16	$21	7.0
Exercisable at January 1, 2022	110,000	$7.10	$21	6.9

The exercise price for stock options outstanding and exercisable outstanding at January 1, 2022 is as follows:

Outstanding		Exercisable
Number of Options	Exercise Price ($)	Number of Options	Exercise Price ($)
13,500	$17.35 to $23.45	13,500	$17.35 to $23.45
—	$11.10 to $15.00	—	$11.10 to $15.00
38,000	$5.70 to $9.90	30,500	$5.70 to $9.90
66,000	$3.54 to $5.25	66,000	$3.54 to $5.25
117,500		110,000

The following table summarizes information about the Company’s non-vested shares outstanding as of January 1, 2022 and January 2, 2021:

JANONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-vested Shares	Number of Shares
Non-vested at December 28, 2019	—
Granted	74,000
Vested	(25,500)
Non-vested at January 2, 2021	48,500
Granted	38,000
Exercised	(6,000)
Forfeited	(28,400)
Vested	(44,600)
Non-vested at January 1, 2022	7,500

The Company recognized share-based compensation expense related to stock options of approximately $303,000 and approximately $173,000 for the fiscal years ended January 1, 2022, and January 2, 2021, respectively. As of January 1, 2022, the Company had approximately $5,000 of unrecognized share-based compensation expense associated with stock option awards, which the company expects to recognize as compensation expense through June 2022.

Warrants:

As of January 2, 2021, there were none and 33,363 warrants outstanding to purchase 33,363 shares of common stock at a price of $3.40 per share. The warrants expired in November 2021, and, consequently, no warrants were outstanding as of January 1, 2022.

Note 18: Loss per share

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the applicable period. Basic weighted average common shares outstanding do not include shares of restricted stock that have not yet vested, although such shares are included as outstanding shares in the Company’s Consolidated Balance Sheet. Diluted net earnings per share is computed using the weighted average number of common shares outstanding, and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the additional common shares issuable with respect to restricted share awards, stock options and convertible preferred stock.

The following table presents the computation of basic and diluted net loss per share (in $000's):

	Fiscal Years Ended
	January 1, 2022	January 2, 2021
Net loss	$(16,887)	$(8,498)
Basic and diluted loss per share	$(6.35)	$(4.59)
Weighted average common shares outstanding, basic and diluted	2,658,686	1,852,147

Potentially dilutive securities totaling approximately 4.8 million and 5.2 million shares, respectively, were excluded from the calculation of diluted net loss per share for the years ended January 1, 2022 and January 2, 2021 because the effects were anti-dilutive based on the application of the treasury stock method.

Note 19: Major customers and suppliers

For the fiscal year ended January 1, 2022, two customers represented approximately 22% of the Company's total revenues. For the fiscal year ended January 2, 2021, one customer represented 13% of the Company's total revenues. As of January 1, 2022, five customers each represented five percent or more of the Company's total trade receivables for a combined total of approximately 38%. As of January 2, 2021, three customers, each represented more than 10% of the Company's total trade receivables, for a total of 38% of the Company's total trade receivables.

The Company purchased appliances for resale from five suppliers. The Company is continuing to secure other vendors from which to purchase appliances. However, the curtailment or loss of one of these suppliers or any appliance supplier could adversely affect our operations.

JANONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20: Defined contribution plan

The Company has a defined contribution salary deferral plan covering substantially all employees under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). The Company contributes an amount equal to 10 cents for each dollar contributed by each employee up to a maximum of 5% of each employee’s compensation. The Company recognized expense for contributions to the plans of approximately $30,000 and $20,000 for the fiscal years ended January 1, 2022 and January 2, 2021, respectively.

Note 21: Segment information

The Company operates within targeted markets through three reportable segments: biotechnology, recycling and technology. The biotechnology segment is focused on development of new and innovative solutions for ending the opioid epidemic ranging from digital technologies to educational advocacy. The recycling segment includes all fees charged and costs incurred for collecting, recycling and installing appliances for utilities and other customers. The recycling segment also includes byproduct revenue, which is primarily generated through the recycling of appliances. The nature of products, services and customers for both segments varies significantly. As such, the segments are managed separately. Our Chief Executive Officer has been identified as the Chief Operating Decision Maker (“CODM”). The CODM evaluates performance and allocates resources based on sales and income from operations of each segment. Operating loss represents revenues less cost of revenues and operating expenses, including certain allocated selling, general and administrative costs. There are no intersegment sales or transfers.

The following tables present our segment information for the fiscal years ended January 1, 2022, and January 2, 2021 (in $000's):

	Fiscal Years Ended
	January 1, 2022	January 2, 2021
Revenues
Biotechnology	$—	$—
Recycling	40,022	33,867
Technology	—	—
Total Revenues	$40,022	$33,867
Gross profit
Biotechnology	$—	$—
Recycling	8,868	8,827
Technology	—	—
Total Gross profit	$8,868	$8,827
Operating loss
Biotechnology	$(1,351)	$(1,738)
Recycling	(1,874)	(3,172)
Technology	(13,550)	(4,086)
Total Operating loss	$(16,775)	$(8,996)
Depreciation and amortization
Biotechnology	$—	$—
Recycling	448	376
Technology	3,744	3,746
Total Depreciation and amortization	$4,192	$4,122
Interest expense, net
Biotechnology	$—	$—
Recycling	773	504
Technology	—	—
Total Interest expense	$773	$504
Net loss before provision for income taxes
Biotechnology	$(1,351)	$(1,738)
Recycling	(1,694)	(2,980)
Technology	(13,569)	(4,207)
Total Net loss before provision for income taxes	$(16,614)	$(8,925)

JANONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of	As of
	January 1, 2022	January 2, 2021
Assets
Biotechnology	$—	$—
Recycling	15,165	10,614
Technology	—	13,737
Total Assets	$15,165	$24,351
Intangible Assets
Biotechnology	$—	$—
Recycling	268	470
Technology	—	13,519
Total Intangible Assets	$268	$13,989

Note 22: Related parties

Tony Isaac, the Company’s Chief Executive Officer, is the father of Jon Isaac, President and Chief Executive Officer of Live Ventures Incorporated (“Live Ventures”) and managing member of ICG, a greater than 5% stockholder of the Company. Tony Isaac, Chief Executive Officer and Richard Butler, Board of Directors member of the Company, are both Board of Directors members of Live Ventures. The Company also shares certain executive, accounting and legal services with Live Ventures. The total services shared were approximately $296,000 and approximately $243,000 for fiscal years ending January 1, 2022 and January 2, 2021, respectively. Connexx rents approximately 9,900 square feet of office space from Live Ventures at its Las Vegas, Nevada office. The total rent and common area expenses for Connexx at the Las Vegas, Nevada office were approximately $227,000 and approximately $196,000 for fiscal years ending January 1, 2022 and January 2, 2021, respectively.

ApplianceSmart Note

As stated in Note 4, on December 30, 2017, Purchaser entered into the Agreement with the Company and ApplianceSmart. Pursuant to the Agreement, the Purchaser purchased from the Company all of the Stock of ApplianceSmart in exchange for the Purchase Price.

On December 9, 2019, ApplianceSmart filed a voluntary petition (the “Chapter 11 Case”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”).

On October 13, 2021, a hearing was held to consider approval of the Disclosure Statement filed by ApplianceSmart in conjunction with its bankruptcy proceedings. On December 14, 2021, a hearing was held to confirm ApplianceSmart’s plan for reorganization (the “Plan”). The outstanding balance of the ApplianceSmart Note at January 1, 2022 and January 2, 2021 was approximately $3.0 million and approximately $3.0 million, respectively, exclusive of the impairment charge. On January 10, 2022, ApplianceSmart paid $25,000 by ApplianceSmart to JanOne in settlement of its debt, as provided for in the confirmed Plan. A final decree was issued by the court on February 28, 2022, upon the full satisfaction of the Plan, at which time ApplianceSmart emerged from Chapter 11.

For discussion related to potential obligations and or guarantees under ApplianceSmart Leases, see Note 15.

Related Party Note

On August 28, 2019, ARCA Recycling entered into and delivered to ICG a secured revolving line of credit promissory note, whereby ICG agreed to provide ARCA Recycling with a $2.5 million revolving credit facility (the “ICG Note”). The ICG Note originally matured on August 28, 2020. On August 25, 2020, the ICG Note was amended to extend the maturity date to December 31, 2020. On March 30, 2021, ARCA Recycling entered into a Second Amendment and Waiver (the “Second Amendment”) to the ICG Note to further extend the maturity date to August 18, 2021 and waive certain defaults under the ICG Note. The ICG Note bears interest at 8.75% per annum and provides for the payment

JANONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of interest, monthly in arrears. ARCA Recycling will pay a loan fee of 2.0% on each borrowing made under the ICG Note. In connection with entering into the ICG Note, the Borrower also entered into a security agreement in favor of the Lender, pursuant to which ARCA Recycling granted a security interest in all of its assets to the Lender. The obligations of ARCA Recycling under the ICG Note are guaranteed by the Company. The foregoing transaction did not include the issuance of any shares of the Company’s common stock, warrants, or other derivative securities. As of January 1, 2022, the balance due on ICG note was $1.0 million. Beginning in April 2022, the revolving credit facility will convert to a term note that amortizes ratably through its maturity date of March 2026. The principal amount of the note is $1.0 million, and bears interest at 8.75% per annum. Monthly payments on this note will be $24,766.50. ICG is a record and beneficial owner of 13.9% of the outstanding common stock of the Company. Jon Isaac is the manager and sole member of ICG, and the son of Tony Isaac, the Chief Executive Officer of JanOne and ARCA Recycling.

Note 23: Sale of ARCA and Connexx

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

Note 24: Subsequent events

The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K and determined that there have been no events that have occurred that would require adjustments to disclosures in its condensed consolidated financial statements. Other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in its financial statements:

In conjunction with the GeoTraq and SEC-related matters (see Note 15 above), the Company had sought coverage under its policy with its carrier, Sompo International Companies (“Sompo”), which Sompo subsequently denied. After several subsequent claims and counterclaims between the Company, et al, and Sompo, in February 2022, Sompo presented the Company with a draft of a Settlement Agreement and Release that proposed a $1.95 million payment in favor of the Company in exchange for a full release in favor of Sampo from liability for both the GeoTraq and SEC-related matters (see Note 15 above). The Settlement Agreement was executed on March 15, 2022, and the Company received the $1.95 million payment on March 23, 2022. The Company will recognize and record the $1.95 million payment as income in its financial statements for the three months ended April 2, 2022.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure control and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of January 1, 2022, the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the fiscal year ended January 1, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 1, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 regarding Internal Control – Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting was not effective as of January 1, 2022.

Management noted material weaknesses in internal control when conducting their evaluation of internal control as of January 1, 2022. (1) Insufficient information technology general controls and segregation of duties. It was noted that people who were negotiating a contract, were also involved in approving invoices without proper oversight. Additional controls and procedures are necessary and are being implemented to have checks and balances on significant transactions and governance with those charged with governance authority; (2) inadequate control design or lack of sufficient controls over significant accounting processes; the cutoff and reconciliation procedures were not effective with certain accrued and deferred expenses; (3) insufficient assessment of the impact of potentially significant transactions; and (4) insufficient processes and procedures related to proper recordkeeping of agreements and contracts. In addition, contract to invoice reconciliation was not effective with certain transportation service providers. As part of its remediation plan, processes and procedures have been implemented to help ensure accruals and invoices are reviewed for accuracy and properly recorded in the appropriate period. These material weaknesses remained outstanding as of the filing date of this Form 10-K and management is currently working to remedy these outstanding material weaknesses.

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

ITEM 9B. Other Information

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and executive officers of the Company and their ages as of January 1, 2022, are as follows:

Name	Age	Position
Richard D. Butler, Jr.	71	Director
Nael Hajjar	37	Director
John Bitar	59	Director
Tony Isaac	68	President and Chief Executive Officer
Virland A. Johnson	61	Chief Financial Officer

Richard D. Butler, Jr. has been a director of the Company since May 2015. Mr. Butler is the owner of an advisory firm that provides real estate, corporate, and financial advisory services since 1999, and is the co-Founder, Managing Director, and, since 2005, a major stockholder of Ref-Razzer Company, a whistle manufacturing and vending company. Prior to this, Mr. Butler was the Co-Founder and Executive Vice President of Aspen Healthcare, Inc. from 1996 to 1999. From 1993 to 1996, Mr. Butler was a Managing Director at Landmark Financial and from 1989 to 1993 he was a Partner at Cal Ventures Real Estate Investment Group. Prior to this, Mr. Butler has also served as the President and Chief Executive Officer of Mt. Whitney Savings Bank, Chief Executive Officer of First Federal Mortgage Bank, Chief Executive Officer of Trafalgar Mortgage, and Executive Officer and Member of the President’s Advisory Committee at State Savings & Loan Association (peak assets $14 billion) and American Savings & Loan Association (NYSE: FCA; peak assets $34 billion). Mr. Butler has served on the board of directors of Live Ventures (Nasdaq: Live)”) since August 2006. On December 9, 2019, ApplianceSmart, a subsidiary of Live Ventures, filed a voluntary petition in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of Title 11 of the United States Code. Mr. Butler attended Bowling Green University in Ohio, San Joaquin Delta College in California, and Southern Oregon State College. We believe that Mr. Butler brings to the Board extensive experience in financial management and executive roles, which enable him to provide important expertise in financial, operating and strategic matters that impact our Company.

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

Virland A. Johnson was appointed Chief Financial Officer of the Company on August 21, 2017. Mr. Johnson had previously served the Company as a consultant beginning in February 2017. Mr. Johnson also served as Chief Financial Officer for Live Ventures from January 3, 2017 through October 1, 2021. Mr. Johnson is a director and Chief Financial Officer and Secretary of ApplianceSmart. Prior to joining Live Ventures Incorporated, Mr. Johnson was Sr. Director of Revenue for JDA Software from February 2010 to April 2016, where he was responsible for revenue recognition determination, sales and contract support while acting as a subject matter expert. Prior to joining JDA, Mr. Johnson provided leadership and strategic direction while serving in C-Level executive roles in public and privately held companies such as Cultural Experiences Abroad, Inc., Fender Musical Instruments Corp., Triumph Group, Inc., Unitech Industries, Inc. and Younger Brothers Group, Inc. Mr. Johnson’s more than 25 years of experience is primarily in the areas of process improvement, complex debt financings, SEC and financial reporting, turn-arounds, corporate restructuring, global finance, merger and acquisitions and returning companies to profitability and enhancing stockholder value. Mr. Johnson holds a Bachelor’s degree in Accountancy from Arizona State University, and holds an active CPA license in the State of Arizona.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC. Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended January 1, 2022, all of its officers, directors and 10% stockholders complied with all Section 16(a) timely filing requirements.

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

Audit Committee

The Audit Committee of the Board of Directors is comprised entirely of non-employee directors. In fiscal 2021, the members of the Audit Committee were Mr. Butler (Chair), Mr. Bitar, and Mr. Hajjar. Each of Messrs. Bitar, Butler, and Hajjar was an “independent” director as defined under the rules of The Nasdaq Stock Market. The Audit Committee is responsible for selecting and approving the Company’s independent auditors, for relations with the independent auditors, for review of internal auditing functions (whether formal or informal) and internal controls, and for review of financial reporting policies to assure full disclosure of financial condition. The Audit Committee operates under a written charter adopted by the Board of Directors, which is posted on the Company’s website at www.janone.com under the caption “Investor Relations - Governance.” The Board has determined that Mr. Butler is an “audit committee financial expert” as defined in SEC rules.

Compensation and Benefits Committee

The Compensation Committee of the Board of Directors is comprised entirely of non-employee directors. In fiscal 2021, the members of the Compensation Committee were Mr. Butler (Chair) and Mr. Hajjar, each of whom was also an “independent” director as defined under the rules of The Nasdaq Stock Market. The Compensation Committee is responsible for review and approval of officer salaries and other compensation and benefits programs and determination of officer bonuses. Annual compensation for the Company’s executive officers, other than the CEO, is recommended by the CEO and approved by the Compensation Committee. The annual compensation for the CEO is recommended by the Compensation Committee and formally approved by the full Board of Directors.

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

Governance Committee

The Nominating and Corporate Governance Committee (the “Governance Committee”) is comprised entirely of non-employee directors. In fiscal 2021, the members of the Governance Committee were Mr. Butler (Chair) and Mr. Bitar, each of whom was also an “independent” director as defined under the rules of The Nasdaq Stock Market. The primary purpose of the Governance Committee is to ensure an appropriate and effective role for the Board of Directors in the governance of the Company. The principal recurring duties and responsibilities of the Governance Committee include (i) making recommendations to the Board regarding the size and composition of the Board, (ii) identifying and recommending to the Board of Directors candidates for election as directors, (iii) reviewing the Board’s committee structure, composition and membership and recommending to the Board candidates for appointment as members of the Board’s standing committees, (iv) reviewing and recommending to the Board corporate governance policies and procedures, (v) reviewing the Company’s Code of Business Ethics and Conduct and compliance therewith, and (vi) ensuring that emergency succession planning occurs for the positions of Chief Executive Officer, other key management positions, the Board chairperson and Board members. The Governance Committee operates under a written charter adopted by the Board of Directors in March 2011, which is posted on the Company’s website at www.janone.com under the caption “Investor Relations - Governance.”

The Governance Committee will consider director candidates recommended by stockholders. The criteria applied by the Governance Committee in the selection of director candidates is the same whether the candidate was recommended by a Board member, an executive officer, a stockholder or a third party, and, accordingly, the Governance Committee has not deemed it necessary to adopt a formal policy regarding consideration of candidates recommended by stockholders. Stockholders wishing to recommend candidates for Board membership should submit the recommendations in writing to the Secretary of the Company.

The Governance Committee identifies director candidates primarily by considering recommendations made by directors, management, and stockholders. The Governance Committee also has the authority to retain third parties to identify and evaluate director candidates and to approve any associated fees or expenses. Board candidates are evaluated on the basis of a number of factors, including the candidate’s background, skills, judgment, diversity, experience with companies of comparable complexity and size, the interplay of the candidate’s experience with the experience of other Board members, the candidate’s independence or lack of independence, and the candidate’s qualifications for committee membership. The Governance Committee does not assign any particular weighting or priority to any of these factors and considers each director candidate in the context of the current needs of the Board as a whole. Director candidates recommended by stockholders are evaluated in the same manner as candidates recommended by other persons.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the cash and non-cash compensation for fiscal years ended January 1, 2022 and January 2, 2021, earned by each person who served as Chief Executive Officer and our other two most highly compensated executive officers who held office as of January 1, 2022 (“named executive officers”):

Summary Compensation Table

Name and Principal Position (1)	Year	Salary ($)	Bonus ($)	Stock Award ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Tony Isaac	2021	550,324	—	—	—	—	550,324
President, Chief Executive Officer, and Secretary	2020	534,471	—	—	—	—	534,471
Eric Bolling (2)	2021	—	—	—	—	—	—
Former President	2020	301,442	—	54,203	—	—	355,645
Virland A. Johnson	2021	149,363	—	—	—	—	149,363
Chief Financial Officer	2020	121,731	—	—	—	—	121,731

(1)
The Company only had two executive officers as of January 1, 2022.
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

Outstanding Equity Awards at January 1, 2022

The following table provides a summary of equity awards outstanding for our Named Executive Officers at January 1, 2022:

Name	Number of Securities Underlying Unexercised Options (in shares) Exercisable	Number of Securities Underlying Unexercised Options (in shares) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Tony Isaac	2,000	—	9.90	05/18/2025
Virland A. Johnson	—	—	—

Stock Option Plans

The Company uses stock options to attract and retain executives, directors, consultants and key employees. Stock options are currently outstanding under three stock option plans. The Company’s 2016 Equity Incentive Plan (the “2016 Plan”) was adopted by the Board of Directors in October 2016 and approved by the stockholders at the 2016 annual meeting of stockholders. Under the 2016 Plan, the Company has reserved an aggregate of 400,000 shares of its common stock for option grants. On November 4, 2020, at the Annual Meeting, the Company’s stockholders approved an amendment (the “Plan Amendment”) to the 2016 Plan to increase the total number of shares of the Company’s common stock reserved for issuance under the 2016 Plan from 400,000 shares to 800,000 shares. The Company’s 2011 Stock Compensation Plan (the “2011 Plan”) was adopted by the Board of Directors in March 2011 and approved by the stockholders at the 2011 annual meeting of stockholders. The 2011 Plan expired on December 29, 2016; but, options granted under the 2011 Plan before it expired will continue to be exercisable in accordance with their terms. As of January 1, 2022, options to purchase an aggregate of 120,500 shares were outstanding, including options for 90,000 shares under the 2016 Plan and options for 30,500 shares under the 2011 Plan. The Plans are administered by the Compensation Committee or the full Board of Directors acting as the Committee.

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

The table below presents cash and non-cash compensation paid to non-employee directors during the last fiscal year.

Non-Management Director Compensation for Fiscal Year Ended January 1, 2022

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
John Bitar	19,500	—	—	19,500
Richard D. Butler, Jr.	32,500	—	—	32,500
Nael Hajjar	15,600	—	—	15,600

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth as of March 25, 2022 the beneficial ownership of common stock by each of the Company’s directors, each of the named executive officers, and all directors and executive officers of the Company as a group, as well as information about beneficial owners of 5% or more of the Company’s voting securities. Beneficial ownership includes shares that may be acquired in the next 60 days through the exercise of options or warrants.

Beneficial Owner	Position with Company	Number of Shares Beneficially Owned (1)	Percent of Outstanding Common (2)
Directors and executive officers:
Tony Isaac (3)	President, Chief Executive Officer, and Secretary	94,000	3.3%
Virland A. Johnson	Chief Financial Officer	—	*
Richard D. Butler, Jr. (3)	Director	18,000	*
John Bitar	Director	2,000	*
Nael Hajjar	Director	—	*
All directors and executive officers as a group (5 persons) (3)		114,000	4.0%
Other 5% stockholders:
Isaac Capital Group, LLC (4)		392,941	13.9%
Altium Capital Management, LP (5)		190,476	6.7%
Ionic Ventures, LLC (6)		190,476	6.7%

* Indicates ownership of less than 1% of the outstanding shares

(1)
Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to such shares.
(2)
Applicable percentage of ownership is based on 2,827,410 shares of common stock outstanding as of March 25, 2022, plus, for each stockholder, all shares that such stockholder could purchase within 60 days upon the exercise of existing stock options.
(3)
Includes shares that could be purchased within 60 days upon the exercise of existing stock options or warrants, as follows: Mr. Isaac, 2,000 shares and Mr. Butler, 4,000 shares. All directors and executive officers as a group could purchase 6,000 shares. The address for each individual is 325 E. Warm Springs Road Suite 102, Las Vegas, Nevada, 89119.
(4)
According to a Schedule 13G filed April 30, 2019, ICG beneficially owned 392,941 shares of common stock. ICG has sole dispositive power and sole voting power as to all 392,941 shares. The address for ICG is 505 East Windmill Lane, Suite 1C-295, Las Vegas, Nevada 89123. See also footnote 5 to the Series A-1 Convertible Preferred Stock chart, below.
(5)
According to a Schedule 13G filed February 8, 2021, Altium Growth Fund, LP (the “Fund”), Altium Capital Management, LP, and Altium Growth GP, LLC (collectively, “Altium”), has shared voting power and dispositive power with respect to 190,476 shares of common stock. According to this Schedule 13G, the Fund is the record and direct beneficial owner of the securities covered by this statement. Altium Capital Management, LP is the investment adviser of, and may be deemed to beneficially own securities, owned by the Fund. Altium Growth GP, LLC is the general partner of, and may be deemed to beneficially own securities owned by the Fund. The Schedule 13G lists Altium’s principal place of business as 152 West 57 Street, FL 20, New York, New York 10019.
(6)
According to a Schedule 13G filed February 1, 2021, Ionic Ventures LLC (“Ionic Ventures”) beneficially owned 190,476 shares of common stock. Ionic Ventures is controlled by Brendan O’Neil and Keith Coulston and has a principal address of 3053 Fillmore St., Suite 256, San Francisco, California 94123.

Beneficial Ownership of Series A-1 Convertible Preferred Stock

The following table sets forth as of March 25, 2022 the beneficial ownership of Series A-1 Convertible Preferred Stock by each owner of 5% or more of the Company’s Series A-1 Convertible Preferred Stock. No officers or directors of the Company have beneficial ownership of Series A-1 Convertible Preferred Stock. There are no options or warrants to purchase shares of Series A-1 Convertible Preferred Stock.

Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Outstanding Series A Preferred (2)
Gregg Sullivan (3)	28,859	12.1%
Juan Yunis (4)	203,729	85.3%
Isaac Capital Group, LLC (5)	6,141	2.6%

(1)
Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to such shares.
(2)
Applicable percentage of ownership is based on 238,729 shares of Series A-1 Convertible Preferred Stock outstanding as of March 25, 2022.
(3)
The business address for Mr. Sullivan is c/o JanOne Inc., 325 E. Warm Springs Road, Suite 102, Las Vegas, Nevada 89119. On January 16, 2019, GeoTraq terminated the employment of Mr. Sullivan pursuant to the terms of the employment agreement dated August 18, 2017 between GeoTraq and Mr. Sullivan. On April 9, 2021, the Company entered into a settlement agreement (the “Settlement Agreement”) with Mr. Sullivan, under which he may not convert such 28,859 shares of Series A-1 Convertible Preferred Stock except in accordance with the Settlement Agreement or in the event that the Company is not in compliance with the terms of the Settlement Agreement (see Note 15 to the Consolidated Financial Statements above for a more in-depth discussion) If converted in full, Mr. Sullivan would own 577,172 shares of Common Stock.
(4)
The business address for Mr. Yunis solely with respect to the shares of Series A-1 Convertible Preferred Stock is c/o JanOne Inc., 325 E. Warm Springs Road, Suite 102, Las Vegas, Nevada 89119. If converted in full, Mr. Yunis would own 4,074,592 shares of Common Stock, which would result in his reporting beneficial ownership of 37.1% in the “Percent of Outstanding Common” in the Common Stock chart, above.
(5)
The address for ICG is 505 East Windmill Lane, Suite 1C-295, Las Vegas, Nevada 89123. If converted in full, ICG would own an additional 122,816 shares of Common Stock, which would result in an increase of ICG’s “Percent of Outstanding Common” in the Common Stock chart, above from 13.9% to 16.8%.

The following table provides aggregate information under our equity compensation plans as of January 1, 2022:

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options and Warrants	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans, Excluding Securities Reflected in Column (a)
Equity compensation plans approved by stockholders	117,500	$7.16	710,000
Equity compensation plans not approved by stockholders	—	—	—
Total	117,500	$7.16	710,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, Approval or Ratification of Transactions with Related Persons

There are no family relationships among any of the directors or executive officers of the Company. Of the current directors, each of Messrs. Butler, Bitar, and Hajjar is an “independent” director, as defined under the rules of The Nasdaq Stock Market and each has been an independent director since each joined the Board.

In accordance with its charter, the Audit Committee reviews and recommends for approval all related party transactions (as such term is defined for purposes of Item 404 of Regulation S-K). The Audit Committee participated in the approval of the transactions described above.

Related Party Transactions

Tony Isaac, our Chief Executive Officer, is the father of Jon Isaac, President and Chief Executive Officer of Live Ventures and managing member of ICG, a greater than 5% stockholder of the Company. Tony Isaac and Richard Butler are also members of the Board of Directors of Live Ventures. We also share certain executive, accounting, and legal services with Live Ventures. The total services shared were approximately $296,000 and approximately $243,000 for fiscal years ending January 1, 2022 and January 2, 2021, respectively. Connexx rents approximately 9,900 square feet of office space from Live Ventures at its Las Vegas, Nevada office. The total rent and common area expense were approximately $227,000 and approximately $196,000 for fiscal years ending January 1, 2022 and January 2, 2021, respectively.

ApplianceSmart Note

On December 30, 2017, we, together with our then-subsidiary, ApplianceSmart, entered into the ApplianceSmart Disposition Agreement, pursuant to which we sold to the Purchaser the ApplianceSmart Stock in exchange for the Purchase Price. Effective April 1, 2018, the Purchaser issued to us the ApplianceSmart Note in the original principal amount of $3.9 million for the balance of the purchase price. ApplianceSmart guaranteed the repayment of the ApplianceSmart Note. On December 26, 2018, the ApplianceSmart Note was amended and restated to grant ARCA Recycling a security interest in the assets of the Purchaser, ApplianceSmart, and ApplianceSmart Contracting Inc. in exchange for modifying the repayment terms to provide for the payment in full of all accrued interest and principal on April 1, 2021, the maturity date of the ApplianceSmart Note. On March 15, 2019, we entered into subordination agreements with various third parties, pursuant to which we agreed to subordinate the payment of indebtedness under the ApplianceSmart Note and our security interest in the assets of ApplianceSmart and other related parties in exchange for receipt of a payment of up to $1.2 million within 15 days of the subordination agreement. On December 9, 2019, ApplianceSmart filed the Chapter 11 Case in the Bankruptcy Court, seeking relief under Chapter 11 of Title 11 of the United States Code. As of January 1, 2022, the indebtedness owed by ApplianceSmart to us is approximately $2.9 million. However, we recorded a full valuation allowance for the entire amount of the indebtedness due to the uncertainty of repayment. On January 10, 2022, ApplianceSmart paid $25,000 to us in full settlement of its debt, as provided for in ApplianceSmart’s confirmed Plan of Reorganization. A final decree was issued by the Bankruptcy Court on February 28, 2022, upon the full satisfaction of the Plan, at which time ApplianceSmart emerged from Chapter 11..

Related Party Note

On August 28, 2019 (amended August 25, 2020), ARCA Recycling entered into and delivered to ICG a secured revolving line of credit promissory note, whereby ICG agreed to provide ARCA Recycling with a $2.5 million revolving credit facility (the “ICG Note”). The ICG Note matured on December 31, 2020. On March 30, 2021, ARCA Recycling entered into a Second Amendment and Waiver (the “Second Amendment”) to the Secured Revolving Line of Credit Promissory Note (the “ICG Note”) with ICG. The Second Amendment extends the maturity date of the ICG Note from December 31, 2020 to August 18, 2021 and waives an event of default that occurred under the ICG Note. ICG has not exercised its remedies or accelerated the indebtedness. The ICG Note bears interest at 8.75% per annum and provides for the payment of interest, monthly in arrears. ARCA Recycling pays a loan fee of 2.0% on each borrowing made under the ICG Note. In connection with entering into the ICG Note, the Borrower also entered into a security agreement in favor of ICG, pursuant to which ARCA Recycling granted a security interest in all of its assets to ICG. The obligations of ARCA Recycling under the ICG Note are guaranteed by the Company. The foregoing transaction did not include the issuance of any shares of the Company’s common stock, warrants, or other derivative securities. ICG is a stockholder of the Company. Jon Isaac is the manager and sole member of ICG, and the son of Tony Isaac, the Chief Executive Officer of the Company and ARCA Recycling.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Each year, the Audit Committee approves the annual audit engagement in advance. The Audit Committee also has established procedures to pre-approve all non-audit services provided by the Company’s independent registered public accounting firm. All non-audit services for the fiscal years ended January 1, 2022, and January 2, 2021 that are listed below were pre-approved.

Audit Fees: Audit fees include fees for the audit of the Corporation’s consolidated financial statements and interim reviews of the Corporation’s quarterly financial statements, comfort letters, consents and other services related to Securities and Exchange Commission matters.

Audit-Related Fees: Audit-related fees primarily include fees for certain audits of subsidiaries not required for purposes of WSRP's audit of the Corporation’s consolidated financial statements or for any other statutory or regulatory requirements, and consultations on various other accounting and reporting matters

Tax Fees: This category consists of professional services rendered by our independent auditors for tax compliance.

All Other Fees consist of fees for services other than the services described above.

The following fees were billed to us by our independent registered public accounting firm, WSRP, LLC (“WSRP”) for 2021 and WSRP and 2020:

Description	January 1, 2022	January 2, 2021
Audit fees	$195,231	$212,725
Audit-related fees	7,323	11,466
Tax fees	46,700	48,459
All other fees	—	—
Total	$249,254	$272,650

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

10.3

Promissory Note between JanOne Inc., as the borrower, and Texas Capital Bank, N.A., as lender [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2020 (File No. 0-19621) and incorporated herein by reference].

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

10.12

Second Amendment and Waiver to Secured Line of Credit Promissory Note dated March 30, 2021 between ARCA Recycling, Inc. and Isaac Capital Group, LLC [filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on March 30, 2021 (File No. 0-19621) and incorporated herein by reference].

10.13

Securities Purchase Agreement dated November 8, 2016, between Energy Efficiency Investments, LLC and the Company [filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2016 (File No. 0-19621) and incorporated herein by reference].

10.14

Termination Agreement by and between Energy Efficiency Investments, LLC and JanOne Inc [filed as 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019 filed on April 6, 2020 (File No. 0-19621) and incorporated herein by reference]

10.15

Form of 3% Original Issue Discount Senior Convertible Promissory Note issuable under Securities Purchase Agreement dated November 8, 2016, between Energy Efficiency Investments, LLC and the Company [filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2016 (File No. 0-19621) and incorporated herein by reference].

10.16

Form of Common Stock Purchase Warrant issuable under Securities Purchase Agreement dated November 8, 2016, between Energy Efficiency Investments, LLC and the Company [filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2016 (File No. 0-19621) and incorporated herein by reference].

10.17*	2011 Stock Compensation Plan [filed with the Company’s Schedule DEF 14A on March 31, 2011 and incorporated herein by reference].

10.18*	2016 Equity Incentive Plan [filed as Exhibit 10.3 to the Company’s Form 10-K for the fiscal year ended December 31, 2016 (File No. 0-19621) and incorporated herein by reference]

10.19*	First Amendment to the JanOne Inc. 2016 Equity Incentive Plan [filed with the Company’s Schedule DEF 14A on October 2, 2020 and incorporated herein by reference]

10.20*×

Master Equipment Finance Agreement dated as of March 25, 2021 between KLC Financial, Inc. and ARCA Recycling, Inc. [filed as Exhibit 10.20 to the Company’s Form 10-K for the fiscal year ended January 2, 2021 (File No. 0-19621) and incorporated herein by reference]

10.21

Asset Purchase Agreement among JanOne Inc., ARCA Recycling, Inc., and Customer Connexx LLC, on the one hand, and ARCA Affiliated Holdings Corporation, ARCA Services Inc., and Connexx Services Inc., on the other hand, dated February 19, 2021 [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2021 (File No. 0-19621) and incorporated herein by reference].

10.22

Second Amendment and Waiver to Secured Line of Credit Promissory Note dated March 30, 2021 between ARCA Recycling, Inc. and Isaac Capital Group, LLC. [filed as Exhibit 10.12 to the Company’s Form 10-K for the fiscal year ended January 2, 2021 (File No. 0-19621) and incorporated herein by reference]

10.23

Securities Purchase Agreement dated January 29, 2021 by and between JanOne Inc. and the purchasers listed therein. [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 29, 2021 (File No. 0-19621) and incorporated herein by reference].

10.24

Addendum to Master Equipment Finance Agreement dated as of April 14, 2021 between KLC Financial, LLC and ARCA Recycling, Inc. [filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 17, 2021 (File No. 0-19621) and incorporated herein by reference].

10.25

Settlement Agreement and Mutual Release of Claims dated April 9, 2021 by and among JanOne Inc. (f/k/a Appliance Recycling Centers of America, Inc.); GeoTraq, Inc.; Antonio Isaac; and Gregg Sullivan. [filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2021 (File No. 0-19621) and incorporated herein by reference].

10.26

Amendment No. One to Asset Purchase Agreement among JanOne Inc., ARCA Recycling, Inc. and Customer Connexx LLC, on the one hand, and ARCA Affiliated Holdings Corporation, ARCA Services Inc., and Connexx Services Inc., on the other hand [filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2021 (File No. 0-19621) and incorporated herein by reference].

10.27+	Third Amendment to Secured Revolving Line of Credit Promissory Note dated March 17, 2022 with Isaac Capital Group, LLC.

21.1+	List of Subsidiaries of the Registrant

23.1+	Consent of WSRP LLP, Independent Registered Public Accounting Firm.

31.1+	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+

The following materials from our Annual Report on Form 10-K for the fiscal year ended January 1, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Notes to Consolidated Financial Statements, and (vi) document and entity information.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(a)3 of this Form 10-K.

+	Filed herewith.

†	Furnished herewith.

×	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv)

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

April 1, 2022	JANONE INC. (Registrant)

	By	/s/ Tony Isaac
Tony Isaac
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer
/s/ Tony Isaac	Chief Executive Officer, Treasurer	April 1, 2022
Tony Isaac

Principal Financial and Accounting Officer
/s/ Virland A. Johnson	Chief Financial Officer	April 1, 2022
Virland A. Johnson

Directors
/s/ Tony Isaac	Director	April 1, 2022
Tony Isaac

/s/ Richard Butler	Director	April 1, 2022
Richard Butler

/s/ John Bitar	Director	April 1, 2022
John Bitar

/s/ Nael Hajjar	Director	April 1, 2022
Nael Hajjar