Form 10-Q
period 2022-04-02
JanOne Inc.
filed 2022-05-12
CIK 862861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 2, 2022

or

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

As of May 6, 2022, there were 2,827,410 outstanding shares of the registrant’s common stock, with a par value of $0.001.

JANONE INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

JANONE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per-share amounts)

	April 2, 2022	January 1, 2022
	(Unaudited)
Assets
Cash and cash equivalents	$2,313	$705
Trade and other receivables, net	4,830	4,220
Inventories	1,249	1,209
Prepaid expenses and other current assets	1,231	1,423
Total current assets	9,623	7,557
Property and equipment, net	2,161	2,113
Right to use asset - operating leases	3,026	3,671
Intangible assets, net	214	268
Deposits and other assets	1,511	1,556
Total assets	$16,535	$15,165
Liabilities and Stockholders' Deficit
Liabilities:
Accounts payable	$6,778	$5,266
Accrued liabilities - other	5,144	5,232
Accrued liability - California Sales Taxes	6,079	6,022
Lease obligation short–term - operating leases	1,219	1,304
Short–term debt	72	288
Current portion of notes payable	266	261
Related party note	1,000	1,000
Total current liabilities	20,558	19,373
Lease obligation long term - operating leases	1,894	2,470
Long–term portion of notes payable	1,253	1,318
Other noncurrent liabilities	340	680
Total liabilities	24,045	23,841
Commitments and contingencies (Note 15)
Stockholders' deficit:
Preferred stock, series A - par value $0.001 per share 2,000,000 authorized, 238,729 and 238,729 shares issued and outstanding at April 2, 2022 and January 1, 2022, respectively	—	—
Common stock, par value $0.001 per share, 10,000,000 shares authorized, 2,827,410 and 2,827,410 shares issued and outstanding at April 2, 2022 and at January 1, 2022, respectively	2	2
Additional paid-in capital	45,747	45,743
Accumulated deficit	(52,601)	(53,804)
Accumulated other comprehensive loss	(658)	(617)
Total stockholders' deficit	(7,510)	(8,676)
Total liabilities and stockholders' deficit	$16,535	$15,165

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JANONE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

(Dollars in thousands, except per-share)

	For the Thirteen Weeks Ended
	April 2, 2022	April 3, 2021
Revenues	$9,324	$8,672
Cost of revenues	7,471	7,251
Gross profit	1,853	1,421
Operating expenses:
Selling, general and administrative expenses	2,945	3,530
Operating loss	(1,092)	(2,109)
Other income (expense):
Interest income (expense), net	(192)	(73)
Gain on Payroll Protection Program loan forgiveness	—	1,872
Gain on litigation settlement, net	1,835	—
Gain on settlement of vendor advance payments	—	810
Gain on reversal of contingency loss	637	—
Other income, net	26	—
Total other income (expense), net	2,306	2,609
Income from operations before provision for income taxes	1,214	500
Provision (benefit) for income taxes	3	(2)
Net income	$1,211	$502
Dividends declared - Series A-1 preferred stock	$—	$—
Dividends declared - Common stock	$—	$—
Net income per share:
Basic income per share	$0.43	$0.26
Diluted income per share	$0.37	$0.24
Weighted average common shares outstanding:
Basic	2,827,410	1,922,673
Diluted	3,274,123	2,070,036
Net income	$1,211	$502
Other comprehensive loss, net of tax:
Effect of foreign currency translation adjustments	(41)	(42)
Total other comprehensive loss, net of tax	(41)	(42)
Comprehensive income	$1,170	$460

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JANONE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Thirteen Weeks Ended
	April 2, 2022	April 3, 2021
OPERATING ACTIVITIES:
Net income	$1,211	$502
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	133	1,045
Amortization of debt issuance costs	3	—
Stock based compensation expense	4	109
Loss on legal settlement	(115)	—
Gain on Payroll Protection Program loan forgiveness	—	(1,872)
Gain on settlement of vendor advance payments	—	(810)
Gain on reversal of contingent liability	(637)	—
Changes in assets and liabilities:
Accounts receivable	(610)	82
Prepaid expenses and other current assets	192	402
Inventories	(40)	623
Right of use assets	730	(73)
Lease liability	(746)	41
Accounts payable and accrued expenses	1,893	(385)
Other Assets	37	(6)
Net cash provided by (used in) operating activities	2,055	(342)
INVESTING ACTIVITIES:
Purchases of property and equipment	(127)	(297)
Purchases of intangibles	—	(49)
Net cash used in investing activities	(127)	(346)
FINANCING ACTIVITIES:
Proceeds from equity financing, net	—	5,544
Proceeds from stock option exercise	—	11
Payments on debt obligations	(279)	(144)
Net cash provided by (used in) financing activities	(279)	5,411
Effect of changes in exchange rate on cash and cash equivalents	(41)	(42)
INCREASE IN CASH AND CASH EQUIVALENTS	1,608	4,681
CASH AND CASH EQUIVALENTS, beginning of period	705	379
CASH AND CASH EQUIVALENTS, end of period	$2,313	$5,060
Supplemental cash flow disclosures:
Interest paid	$22	$23
Income taxes paid	—	—
Right to use asset - operating leases capitalized	323	424

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JANONE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(Dollars in thousands)

	Series A Preferred		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Deficit
Balance, January 1, 2022	238,729	$—	2,827,410	$2	$45,743	$(53,804)	$(617)	$(8,676)
Share based compensation	—	—	—	—	4	—	—	4
Other comprehensive income	—	—	—	—	—	(8)	(41)	(49)
Net income	—	—	—	—	—	1,211	—	1,211
Balance, April 2, 2022	238,729	$—	2,827,410	$2	$45,747	$(52,601)	$(658)	$(7,510)

	Series A Preferred		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Equity
Balance, January 1, 2021	259,729	$—	1,829,982	$2	$39,869	$(36,917)	$(588)	$2,366
Shares issued	—	—	571,428	—	5,544	—	—	5,544
Share based compensation	—	—	—	—	109	—	—	109
Stock option exercise	—	—	2,000	—	11	—	—	11
Other comprehensive income	—	—	—	—	—	—	(42)	(42)
Net loss	—	—	—	—	—	502	—	502
Balance, April 3, 2021	259,729	$—	2,403,410	$2	$45,533	$(36,415)	$(630)	$8,490

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

ARCA Recycling, Inc. (“ARCA Recycling”) is the Company’s Recycling segment and provides turnkey recycling services for electric utility energy efficiency programs in the United States. ARCA Canada Inc. (“ARCA Canada”) provides turnkey recycling services for electric utility energy efficiency programs in Canada. Customer Connexx, LLC (“Connexx”) provides call center services for ARCA Recycling and ARCA Canada. On February 19, 2021, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with (i) ARCA Affiliated Holdings Corporation, a Delaware corporation, (ii) ARCA Services Inc., a Delaware corporation, and (iii) Connexx Services Inc, a Delaware corporation (collectively, the “Buyers”), pursuant to which the Buyers agreed to acquire substantially all of the assets, and assume certain liabilities, of ARCA Recycling and Connexx (the “Disposition Transaction”). The[KR1] [rk2] principal of the Buyers is Virland A. Johnson, our Chief Financial Officer. On November 14, 2021, the parties entered into an amendment to the Purchase Agreement, which provided for the immediate termination of the transactions proposed by the Purchase Agreement and for an amendment for the Buyers to pay to us a “break fee.” The break fee was amended to an aggregate of $100,000, payable in two $50,000 installments: (i) the first of which is due to be paid not later than August 12, 2022 (the one-year anniversary of the Recycling Sale Agreement) and (ii) the second of which is due to be paid not later than the last day of our next fiscal year. However, if, prior to the date on which either installment of the amended break fee is payable, we sell ARCA Recycling, ARCA Canada, and Connexx to an otherwise unaffiliated third party for an aggregate amount less than $25 million, then the Buyers will be relieved of their obligation to pay to us any not-yet-then-due installment of the break fee. Additionally, if, prior to the date on which the second installment of the amended break fee is payable, we have not sold ARCA Recycling, ARCA Canada, and Connexx to any third party, then the Buyers will be relieved of their obligation to pay to us the second installment of the break fee. Finally, if, prior to a date on which either installment of the amended break fee is due, we sell ARCA Recycling, ARCA Canada, and Connexx to the Buyers, then, the purchase price therefore will be reduced by an amount equivalent to any break fee that had been previously paid to us by the Buyers and the Buyers shall also be relieved of their obligation to pay to us any not-yet-due installment of the break fee.

GeoTraq Inc. (“GeoTraq”) is the Company’s Technology segment. The Company suspended all operations for GeoTraq. See the Going Concern disclosure below.

The Company reports on a 52- or 53-week fiscal year. The Company’s 2021 fiscal year (“2021”) ended on January 1, 2022, and the current fiscal year (“2022”) will end on December 31, 2022.

Going concern

The Company currently faces a challenging competitive environment and is focused on improving its overall profitability, which includes managing expenses. The Company reported net income of approximately $1.2 million and approximately $502,000 for the 13 weeks ended April 2, 2022 and April 3, 2021, respectively. In addition, as of April 2, 2022, the Company has total current assets of approximately $9.6 million and total current liabilities of approximately $20.6 million resulting in a net negative working capital of approximately $10.9 million.

The Company has available cash balances and funds available under an accounts receivable factoring program with Prestige Capital Finance, LLC (“Prestige Capital”) to provide sufficient liquidity to fund the entity’s operations and remodeling activities for at least the next twelve months. The Company expects to generate cash from operations for the remainder of fiscal year 2022, given its cost cutting measures in response to the revenue reductions resulting from the Coronavirus. However, depending on continued U.S. restrictions related to the coronavirus public health crisis, the Company cannot be certain its efforts will suffice. The agreement with Prestige Capital allows the Company to obtain advanced funding of 80% of an unpaid customer’s invoice amount within two days and the balance, less a mutually agreed upon fee, upon ultimate collection in cash of the invoice. The Company expects that it will be able to utilize the available funds under the accounts receivable factoring agreement to provide liquidity and to pursue acquisitions and other strategic transactions to expand and grow the business to enhance shareholder value. Management also regularly monitors capital market conditions to ensure no other conditions or events exist that may materially affect the Company’s financial conditions and liquidity and the Company may raise additional funds through borrowings or public or private sales of debt or equity securities, if necessary.

As of January 1, 2022, the Company has taken a full impairment of the GeoTraq intangible asset. In conjunction with the impairment, the Company does not plan on expending funds or incurring expenses related to GeoTraq on a going forward basis except for a possible sale of GeoTraq assets.

Based on the above, management has concluded that, as of April 2, 2022, the Company is not aware of, and did not identify, any other conditions or events that would cause the Company to not be able to continue business as a going concern for the next twelve months.

Coronavirus

In December 2019, the 2019 novel coronavirus (COVID-19) surfaced in Wuhan, China. The World Health Organization declared a global emergency on January 30, 2020, and most countries initiated travel restrictions limiting travel to other countries and lock-downs within their borders. While various vaccines have been introduced into the marketplace, the impacts of variant strains of the COVID-19 virus is still unknown. The widespread health crisis has adversely affected the global economy, resulting in an economic downturn that could impact demand for our products. To date, the outbreak had a material adverse impact on our operations. For example, several customers in our appliance recycling and appliance replacement business have previously suspended our ability to pick up and or replace their customers’ appliances, resulting in decreased revenues for both recycling and replacement business. The future impact of the outbreak is highly uncertain and cannot be predicted and there is no assurance that the outbreak will not have another material adverse impact on the future results of the Company. The extent of the impact, if any, will depend on future developments, including actions taken to contain the coronavirus. A key task for the Company in 2022 is to begin late-stage clinical development with its pharmaceutical product, JAN101. However, the COVID-19 pandemic has significantly impacted clinical trials, delaying recruitment in most non-COVID-19 clinical trials and even eliminating recruitment in some trials. While clinical sites have largely resumed conducting non-COVID-19 clinical trials, the backlog of subjects may adversely affect our ability to recruit for its trial, leading to longer and more expensive trials. In addition, the unknown effectiveness of the COVID-19 vaccines, particularly concerning variant strains of COVID-19, could lead to clinical sites terminating patient recruitment again during the course of the study.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information and notes required for complete financial statements prepared in conformity with U.S. GAAP. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. However, the Company’s results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended January 1, 2022.

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

Financial Instruments

Financial instruments consist primarily of cash equivalents, trade and other receivables, notes receivable, and obligations under accounts payable, accrued expenses and notes payable. The carrying amounts of cash equivalents, trade receivables and other receivables, accounts payable, accrued expenses and short-term notes payable approximate fair value because of the short maturity of these instruments. The fair value of the long-term debt is calculated based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements, unless quoted market prices were available (Level 2 inputs). The carrying amounts of short-term debt at April 2, 2022 and January 1, 2022 approximate fair value.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase. Fair value of cash equivalents approximates carrying value.

Trade Receivables and Allowance for Doubtful Accounts

The Company carries unsecured trade receivables at the original invoice amount less an estimate made for doubtful accounts based on a monthly review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. The Company writes off trade receivables when deemed uncollectible. The Company records recoveries of trade receivables previously written off when payment is received. The Company considers a trade receivable to be past due if any portion of the receivable balance is outstanding for more than ninety days. The Company does not charge interest on past due receivables. The Company has no allowance for doubtful accounts as of April 2, 2022 or January 1, 2022.

Inventories

Inventories, consisting primarily of appliances, are stated at the lower of cost, determined on a specific identification basis, or net realizable value. The Company provides estimated provisions for the obsolescence of appliance inventories, including adjustment to market, based on various factors, including the age of such inventory and management’s assessment of the need for such provisions. We look at historical inventory aging reports and margin analyses in determining our provision estimate. A revised cost basis is used once a provision for obsolescence is recorded. The Company has no reserve for excess or obsolete inventory as of April 2, 2022 or January 1, 2022.

Property and Equipment

Property and Equipment are stated at cost, less accumulated depreciation. Expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of assets are capitalized. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The useful life of building and improvements is 3 to 30 years, transportation equipment is 3 to 15 years, machinery and equipment is 5 to 10 years, furnishings and fixtures is 3 to 5 years and office and computer equipment is 3 to 5 years.

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

The Company’s intangible assets consist of customer relationship intangibles, trade names, licenses for the use of internet domain names, Universal Resource Locators, or URL’s, software, patent USPTO reference No. 10,182,402, and historical know-how, designs and related manufacturing procedures. Upon acquisition, critical estimates are made in valuing acquired intangible assets, which include but are not limited to: future expected cash flows from customer contracts, customer lists, and estimating cash flows from projects when completed; tradename and market position, as well as assumptions about the period of time that customer relationships will continue; and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from the assumptions used in determining the fair values. All intangible assets are capitalized at their original cost and amortized over their estimated useful lives as follows: domain name and marketing – 3 to 20 years; software – 3 to 5 years, technology intangibles – 7 years, customer relationships – 7 to 15 years.

Based on a qualitative evaluation, for the year ended January 1, 2022, the Company took an impairment charge for the full unamortized balance of its GeoTraq intangible, in the amount of $9.8 million. The Company has recorded no impairment charges for the 13 weeks ended April 2, 2022.

Revenue Recognition

Biotechnology Revenue

The Company is currently generating no revenue from its Biotechnology segment.

Recycling Revenue

The Company provides replacement appliances and provides appliance pickup and recycling services for consumers (“end users”) of public utilities, our customers. As part of the Company’s de-manufacturing and recycling process, it receives revenue from scrap dealers for refrigerant, steel, plastic, glass, copper and other residual items.

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

Replacement Product Revenue

The Company generates revenue by providing replacement appliances. Revenue is recognized at the point in time when control of the replacement product is transferred to the end user and when performance obligations are satisfied, which typically occurs upon delivery from the Company’s center facility and installation at the end user’s home.

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

Assets Recognized from Costs to Obtain a Contract with a Customer

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company has concluded that no material costs have been incurred to obtain and fulfill our FASB Accounting Standards Codification, or ASC 606 contracts, meet the capitalization criteria, and as such, there are no material costs deferred and recognized as assets on the consolidated balance sheet at April 2, 2022 or January 1, 2022.

Other:

a.
Taxes collected from customers and remitted to government authorities and that are related to sales of the Company’s products are excluded from revenues.
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

The majority of the Company’s revenue recognized is derived from contracts with customers.

Technology Revenue

The Company is currently generating no revenue from its Technology segment.

Shipping and Handling

The Company classifies shipping and handling charged to customers as revenues and classifies costs relating to shipping and handling as cost of revenues.

Advertising Expense

Advertising expense is charged to operations as incurred. The Company had no advertising expenses for the 13 weeks ended April 2, 2022 and April 3, 2021, respectively.

Fair Value Measurements

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The three levels of valuation hierarchy are defined as follows: Level 1 – inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets. Level 2 – to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Income Taxes

The Company accounts for income taxes using the asset and liability method. The asset and liability method requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between tax bases and financial reporting bases of the Company’s assets and liabilities. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided on deferred taxes if it is determined that it is more likely than not that the asset will not be realized. The Company recognizes penalties and interest accrued related to income tax liabilities in the provision for income taxes in its Condensed Consolidated Statements of Operations and Other Comprehensive Income.

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

Lease Accounting

The Company accounts for leases in accordance with ASC 842 – Leases. This accounting standard requires all lessees to record the impact of leasing contracts on the balance sheet as a right to use asset and corresponding liability. This is measured by taking the present value of the remaining lease payments over the lease term and recording a right to use asset (“ROU”) and corresponding lease obligation for lease payments. Rent expense is realized on a straight-line basis and the lease obligation is amortized based on the effective interest method. The amounts recognized reflect the present value of remaining lease payments for all leases that have a lease term greater than 12 months. The discount rate used is an estimate of the Company’s incremental borrowing rate based on information available at lease commencement.

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

The Company leases warehouse facilities and office space. These assets and properties are generally leased under noncancelable agreements that expire at various dates through 2025 with various renewal options for additional periods. The agreements, which have and continue to be classified as operating leases, generally provide for base rent and require us to pay all insurance, taxes and other maintenance costs. The Company’s operating leases are exclusively for building space in the different cities we have operations. The lease terms typically last from 2-3 years with some being longer or shorter depending on needs of the business and the lease partners. The Company has also engages in month-to-month leases for parking spaces that the Company has elected to expense as incurred. Our lease agreements do not include variable lease payments. The Company’s lessors offer options to extend lease terms as leases expire, and management evaluates current rental markets and other strategic factors in making the decision whether to renew. When leases are within six months of renewal, management will estimate probabilities of renewing for an additional term based on market and strategic factors, and if the probability is more likely than not that the lease will be renewed, the financials will assume the lease is renewed under the lease renewal option.

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

Foreign Currency

The financial statements of the Company’s non-U.S. subsidiary are translated into U.S. dollars in accordance with ASC 830, Foreign Currency Matters. Under ASC 830, if the assets and liabilities of the Company are recorded in certain non-U.S. functional currencies other than the U.S. dollar, they are translated at rates of exchange at year end. Revenue and expense items are translated at the average monthly exchange rates. The resulting translation adjustments are recorded directly into accumulated other comprehensive income.

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

Concentration of Credit Risk

The Company maintains cash balances at several banks in several states including, California, Minnesota, and Nevada. Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution as of April 2, 2022. At times, balances may exceed federally insured limits.

Note 3: Trade and other receivables

The Company’s trade and other receivables as of April 2, 2022 and January 1, 2022, respectively, were as follows (in $000’s):

	April 2, 2022	January 1, 2022
Trade receivables, net	$6,052	$6,105
Factored accounts receivable	(1,613)	(2,194)
Prestige Capital reserve receivable	294	172
Other receivables	97	137
Trade and other receivables, net	$4,830	$4,220

Trade accounts receivable	$4,005	$4,449
Un–billed trade receivables	2,047	1,656
Total trade receivables, net	$6,052	$6,105

Note 4: Inventory

Appliances held for sale are stated at the lower of cost, determined on a specific identification basis, or net realizable value. Inventory raw material – chips, are stated at the lower of average cost or net realizable value. Total inventory consists of the following as of April 2, 2022 and January 1, 2022 (in $000’s):

	April 2, 2022	January 1, 2022
Appliances held for resale	$1,144	$1,104
Inventory – raw material – chips	105	105
Total inventory	$1,249	$1,209

The Company provides estimated provisions for the obsolescence of inventories, including adjustments to net realizable value, based on various factors, including the age of such inventory and our management’s assessment of the need for such provisions. The Company reviews historical inventory aging reports and margin analyses in determining our provision estimate. A revised cost basis is used once a provision for obsolescence is recorded. As of April 2, 2022 and January 1, 2022, the Company has recorded no inventory reserve.

Note 5: Prepaids and other current assets

Prepaids and other current assets as of April 2, 2022 and January 1, 2022 consist of the following (in $000’s):

	April 2, 2022	January 1, 2022
Prepaid insurance	$293	$493
Prepaid rent	150	180
Prepaid other	788	750
Total prepaid expenses and other current assets	$1,231	$1,423

Note 6: Note receivable

On December 30, 2017, the Company sold its retail appliance segment, ApplianceSmart, Inc. (“ApplianceSmart”) to ApplianceSmart Holdings LLC (the “Purchaser”), a wholly owned subsidiary of Live Ventures Incorporated, pursuant to a Stock Purchase Agreement (the “Agreement”). Pursuant to the Agreement, the Purchaser purchased from the Company all of the issued and outstanding shares of capital stock of ApplianceSmart in exchange for $6.5 million. On April 25, 2018, the Purchaser delivered to the Company a promissory note (the “ApplianceSmart Note”) in the original principal amount of approximately $3.9 million.

On December 9, 2019, ApplianceSmart filed a voluntary petition in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of Title 11 of the United States Code. Consequently, the Company recorded an impairment charge of approximately $3.0 million for the amount owed by ApplianceSmart to the Company as of December 28, 2019.

On October 13, 2021, a hearing was held to consider approval of a disclosure statement filed by ApplianceSmart in conjunction with its bankruptcy proceedings. On December 14, 2021, a hearing was held to confirm ApplianceSmart’s plan for reorganization (the “Plan”). On January 10, 2022, ApplianceSmart paid $25,000 to JanOne in settlement of its debt, as provided for in the confirmed Plan, and the ApplianceSmart Note was reversed. A final decree was issued by the court on February 28, 2022, upon the full satisfaction of the Plan, at which time ApplianceSmart emerged from Chapter 11. The outstanding balance of the ApplianceSmart Note at April 2, 2022 and January 1, 2022 was zero and approximately $3.0 million, respectively, exclusive of the impairment charge.

As of April 2, 2022, ApplianceSmart Affiliated Holdings LLC and ApplianceSmart, Inc. (collectively “ApplianceSmart”) operated one store in Ohio

Note 7: Property and Equipment

Property and equipment as of April 2, 2022 and January 1, 2022 consist of the following (in $000’s):

	Useful Life (Years)	April 2, 2022	January 1, 2022
Buildings and improvements	3-30	$81	$80
Equipment	3-15	3,641	3,638
Projects under construction		977	851
Property and equipment		4,699	4,569
Less accumulated depreciation and amortization		(2,538)	(2,456)
Total property and equipment, net		$2,161	$2,113

Depreciation expense was approximately $79,000 and $38,000 for the 13 weeks ended April 2, 2022 and April 3, 2021, respectively.

Equipment Financing Agreement

On March 25, 2021, ARCA Recycling entered into a Master Equipment Finance Agreement (collectively, the “Equipment Finance Agreement”) with KLC Financial, Inc. (“KLC”). Under the terms of the Equipment Finance Agreement, KLC has agreed to make loans to ARCA Recycling secured by certain equipment purchased or to be purchased by ARCA Recycling on terms set forth or to be set forth in schedules to the Equipment Finance Agreement. Under the terms of Schedule No. 01 (the “Initial Loan”), KLC has agreed to loan ARCA Recycling approximately $1.8 million secured by existing equipment and new equipment to be purchased by ARCA Recycling. ARCA Recycling will make monthly payments of $31,000, inclusive of principal and interest, over a period of five years, at which time it is intended that the Initial Loan will be repaid in full. The Initial Loan bears interest at 7.59% per annum. KLC will have a first priority security interest over, among other things, all equipment identified in the schedules. The Initial Loan is personally guaranteed by Virland Johnson, the Chief Financial Officer of JanOne and Chief Financial Officer and Secretary of ARCA Recycling. The Equipment Finance Agreement contains customary affirmative and negative covenants, representations and warranties, and events of default for transactions of this nature. As of April 2, 2022 and January 1, 2022, the outstanding balance due under this agreement was approximately $1.5 million and $1.6 million, respectively.

Note 8: Intangible Assets

Intangible assets as of April 2, 2022 and January 1, 2022 consist of the following (in $000’s):

	April 2, 2022	January 1, 2022
Patent and domains	$23	$23
Computer software	4,559	4,559
Intangible assets	4,582	4,582
Less accumulated amortization	(4,368)	(4,314)
Total intangible assets	$214	$268

Intangible amortization expense was approximately $54,000 and $1.0 million for the 13 weeks ended April 2, 2022 and April 3, 2021, respectively.

Note 9: Deposits and other assets

Deposits and other assets as of April 2, 2022 and January 1, 2022 consist of the following (in $000’s):

	April 2, 2022	January 1, 2022
Deposits	$1,474	$1,513
Other	37	43
Total deposits and other assets	$1,511	$1,556

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

Total present value of future lease payments as of April 2, 2022 (in $000’s):

Twelve months ended,
2023	$1,124
2024	1,040
2025	779
2026	344
2027	227
Thereafter	—
Total	3,514
Less Interest	(401)
Present Value of Payments	$3,113

During the 13 weeks ended April 2, 2022 and April 3, 2021, approximately $388,000 and $398,000, respectively, were included in operating cash flow for amounts paid for operating leases.

Additionally, the Company obtained right-of-use assets in exchange for lease liabilities of approximately $323,000 upon commencement of new and renewed operating leases during the 13 weeks ended April 2, 2022. The weighted average lease term for operating leases is 2.99 years and the weighted average discount rate is 8.3%.

Note 11: Accrued Liabilities

Accrued liabilities as of April 2, 2022 and January 1, 2022 consist of the following (in $000’s):

	April 2, 2022	January 1, 2022
Compensation and benefits	$741	$731
Contract liability	954	17
Accrued incentive and rebate checks	1,409	1,427
Accrued transportation costs*	—	904
Accrued guarantees	130	767
Accrued purchase orders	—	23
Accrued taxes	692	543
Accrued litigation settlement	680	680
Other	538	140
Total accrued expenses	$5,144	$5,232

During the 13 weeks ended April 2, 2022, the Company reversed approximately $637,000 in contingent liabilities relating to guarantees of ApplianceSmart leases that no longer exist as a result of ApplianceSmart’s emergence from bankruptcy (see Note 6). No such transactions occurred during the 13 weeks ended April 3, 2021.

*Accrued transportation costs are related to delayed billing from certain vendors.

Contract liabilities rollforward

The following table summarizes the contract liability activity for the 13 weeks ended April 2, 2022 (in $000’s):

Beginning balance, January 1, 2022	$17
Accrued	1,252
Settled	(315)
Ending balance, April 2, 2022	$954

Note 12: Accrued Liability – California Sales Tax

The Company operates in fourteen states in the U.S. and in various provinces in Canada. From time to time, the Company is subject to sales and use tax audits that could result in additional taxes, penalties and interest owed to various taxing authorities.

The California Department of Tax and Fee Administration (formerly known as the California Board of Equalization) (“CDTFA”) conducted a sales and use tax examination covering ARCA Recycling’s California operations for years 2011, 2012, and 2013. The Company believed it was exempt from collecting sales taxes under service agreements with utility customers that included appliance replacement programs. During the fourth quarter of 2014, the Company received communication from the CDTFA indicating they were not in agreement with the Company’s interpretation of the law. As a result, the Company applied for and, as of February 9, 2015, received approval to participate in the CDTFA’s Managed Audit Program. The period covered under this program included the years 2011, 2012, and 2013 and extended through the nine-month period ended September 30, 2014.

On April 13, 2017 the Company received the formal CDTFA assessment for sales tax for tax years 2011, 2012, and 2013 in the amount of approximately $4.1 million plus applicable interest of $500,000 related to the appliance replacement programs that the Company administered on behalf of its customers on which it did not assess, collect or remit sales tax. The Company has appealed this assessment to the CDTFA Appeals Bureau. The appeal remains in process. Interest continues to accrue until the matter is settled.

As of April 2, 2022, and January 1, 2022, the Company’s accrued liability for California sales tax was approximately $6.1 million and $6.0 million respectively.

Note 13: Income Taxes

The Company’s overall effective tax rate was 0.2% for the 13 weeks ended April 2, 2022, and a tax provision expense of $3,000 was recorded against pre-provision income of approximately $1.2 million. The Company's overall effective tax rate was 0.4% for the 13 weeks ended April 3, 2021, and it had a tax provision benefit of approximately $2,000 against a pre-provision income of approximately

$500,000. The effective tax rates and related provisional tax amounts vary from the U.S. federal statutory rate due to state taxes, foreign taxes, share-based compensation, valuation allowance, and certain non-deductible expenses.

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

Note 14: Short Term Debt

Short term debt and other financing obligations as of April 2, 2022 and January 1, 2022, consist of the following (in $000’s):

	April 2, 2022	January 1, 2022
AFCO Finance	$72	$288
Total short term debt	$72	$288

AFCO Finance

The Company has entered into a financing agreement with AFCO Credit Corporation (“AFCO”) purchased through Marsh Insurance on an annual basis to fund the annual premiums on insurance policies due July 1 of each year. These policies relate to workers’ compensation and various liability policies including, but not limited to, General, Auto, Umbrella, Property, and Directors’ and Officers’ insurance. The total amount of the premiums financed in July 2021 was approximately $538,000 with an interest rate of 3.3%. An initial down payment of approximately $134,000 was made on July 1, 2021 with additional monthly payments of approximately $72,000 made beginning August 1, 2021 and ending on April 1, 2022.

The outstanding principal due AFCO at April 2, 2022 and January 1, 2022 was approximately $72,000 and $288,000, respectively.

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

The SEC Complaint alleges financial, disclosure and reporting violations against the Company and the executive officer under Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5. The SEC Complaint also alleges various claims against the executive officer under Sections 13(a), 13(b)(2)(A), 13(b)(2)(B) and 13(b)(5) of the Exchange Act and Rules 12b-20, 13a-1, 13a-13, 13a-14, 13b2-1, and 13b2-2. The SEC seeks permanent injunctions and civil penalties against the Defendants, and an officer-and-director bar against the executive officer. The foregoing is only a general summary of the SEC Complaint, which may be accessed on the SEC’s website at https://www.sec.gov/litigation/litreleases/2021/lr25155.htm.

The Company continues to assert that the SEC’s pursuit of this matter will not result in any benefit to investors and instead will only serve as a distraction from core business. On October 1, 2021, the Company, filed a motion with the court to dismiss the complaint. The SEC filed its response opposing the motions on November 1, 2021. The Defendants filed their reply to the SEC’s opposition on November 15, 2021. The motions to dismiss are now under submission and the court has not yet scheduled a hearing date. Pursuant to the automatic stay of proceedings under the Private Securities Litigation Reform Act, all discovery has been stayed pending the motions to dismiss.

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

AMTIM Capital

AMTIM Capital, Inc. (“AMTIM”) acts as the Company’s representative to market our recycling services in Canada under an arrangement that pays AMTIM for revenues generated by recycling services in Canada as set forth in the agreement between the parties. A dispute has arisen between AMTIM and the Company with respect to the calculation of amounts due to AMTIM pursuant to the agreement. In a lawsuit filed in the province of Ontario, AMTIM claims a discrepancy in the calculation of fees due to AMTIM by the Company of approximately $2.0 million. Although the outcome of this claim is uncertain, the Company believes that no further amounts are due under the terms of the agreement and that it will continue to defend its position relative to this lawsuit. Trial commenced in February 2022; but, as of the date of this Quarterly Report, the court has not rendered a judgment.

GeoTraq

On or about April 9, 2021, GeoTraq, Gregg Sullivan, Tony Isaac, and the Company, among others, resolved all of their claims that related to, among other items, the Company's acquisition of GeoTraq in August 2017, all post-acquisition activities, and Mr. Sullivan’s post-acquisition employment relationship with GeoTraq (all of such claims, the “GeoTraq Matters”). The resolution was effectuated through the parties’ execution and delivery of a Settlement Agreement and Mutual Agreement of Claims (the “GeoTraq Settlement Agreement”).

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

The parties to the Settlement Agreement released and forever discharged one another from any and all known and unknown claims that were asserted or could have been asserted arising out of the GeoTraq Litigation Matters. As of April 2, 2022, the accrued liability for payments due to Mr. Sullivan under the settlement agreement is approximately $1.0 million.

Other Commitments

As previously disclosed and as discussed, on December 30, 2017, the Company disposed of its retail appliance segment and sold ApplianceSmart to the Purchaser (see Note 6). In connection with that sale, as of December 28, 2019, the Company accrued an aggregate amount of future real property lease payments of approximately $767,000 which represented amounts guaranteed or which may have been owed under certain lease agreements to three third party landlords in which the Company either remained the counterparty, was a guarantor, or had agreed to remain contractually liable under the lease (“ApplianceSmart Leases”). A final decree was issued by the court on February 28, 2022, upon the full satisfaction of the Plan, at which time ApplianceSmart emerged from Chapter 11. During the 13 weeks ended April 2, 2022, the Company reversed approximately $637,000 of the accrual, as the Company is no longer liable for two of these guarantees upon ApplianceSmart's emergence from bankruptcy (see Note 11). As of April 2, 2022, a balance of approximately $130,000 remains as an accrued liability due to an ongoing dispute concerning one of the leases.

The Company is party from time to time to other ordinary course disputes that we do not believe to be material to our financial condition as of April 2, 2022.

Note 16: Stockholders’ Equity

Common Stock: Our Articles of Incorporation authorize 200,000,000 shares of common stock that may be issued from time to time having such rights, powers, preferences and designations as the Board of Directors may determine. During the 13 weeks ended April 2, 2022 and April 3, 2021, no shares of common stock were issued in lieu of professional services.

As of April 2, 2022, and January 1, 2022, there were 2,827,410, and 2,827,410 shares, respectively, of common stock issued and outstanding.

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

The foregoing descriptions of the Purchase Agreement and the Placement Agency Agreement are not complete and are qualified in their entireties by reference to the full text of the Purchase Agreement and the Placement Agency Agreement, a copy of each of which is filed as Exhibit 10.1 and Exhibit 1.1, respectively, to the Company’s Current Report on Form 8-K as filed on January 29, 2021 and each is incorporated by reference herein.

Stock Options: The 2016 Plan, which replaces the 2011 Plan, authorizes the granting of awards in any of the following forms: (i) incentive stock options, (ii) nonqualified stock options, (iii) restricted stock awards, and (iv) restricted stock units, and expires on the earlier of October 28, 2026, or the date that all shares reserved under the 2016 Plan are issued or no longer available. The 2016 Plan provides for the issuance of up to 800,000 shares of common stock pursuant to awards granted under the 2016 Plan. The vesting period is determined by the Board of Directors at the time of the stock option grant. As of April 2, 2022, and January 1, 2022, 90,000 and 90,000 options were outstanding under the 2016 Plan, respectively.

The Company's 2011 Plan, which has expired, authorizes the granting of awards in any of the following forms: (i) stock options, (ii) stock appreciation rights, and (iii) other share-based awards, including but not limited to, restricted stock, restricted stock units or performance shares. As of April 2, 2022, and January 1, 2022, 27,500 and 27,500 options, respectively, were outstanding under the 2011 Plan. No additional awards will be granted under the 2011 Plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. No options were granted during the 13 weeks ended April 2, 2022.

Additional information relating to all outstanding options is as follows:

		Weighted Average	Aggregate	Weighted Average Remaining
	Options Outstanding	Exercise Price	Intrinsic Value	Contractual Life
Outstanding at January 2, 2021	113,900	$11.97	$78	7.0
Granted	38,000	8.16
Cancelled/expired	(28,400)	9.71
Exercised	(6,000)	4.32
Outstanding at January 1, 2022	117,500	$7.16	$21	7.0
Granted	—	—
Cancelled/expired/forfeited	—	—
Balance at April 2, 2022	117,500	$7.16	$—	6.8
Exercisable at January 1, 2022	116,500	$7.16	$—	6.8

The Company recognized approximately $4,000 and $109,000 of share-based compensation expense for the 13 weeks ended April 2, 2022 and April 3, 2021, respectively.

As of April 2, 2022, the Company has approximately $1,000 of unrecognized share-based compensation expense associated with stock option awards which the company expects to recognize as share-based compensation expense through Q2 2022.

Series A-1 Preferred Stock

Shares of Series A-1 Preferred Stock are convertible into the Company’s common shares at a ratio of 1:20. No shares were converted during the 13 weeks ended April 2, 2022. As of April 2, 2022 and January 1, 2022, there were 238,729 and 238,729 shares, respectively, of Series A-1 Preferred Stock outstanding.

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

The following table presents the computation of basic and diluted net loss per share (in $000’s, except share and per–share data):

	For the Thirteen Weeks Ended
	April 2, 2022	April 3, 2021
Net income	$1,211	$502
Basic
Basic income per share	$0.43	$0.26
Weighted average common shares outstanding	2,827,410	1,922,673
Diluted
Diluted income per share	$0.37	$0.24
Weighted average common shares outstanding	3,274,123	2,070,036

Potentially dilutive securities totaling 116,500 and 28,500 were excluded from the calculation of diluted earnings per share for the 13 weeks ended April 2, 2022 and April 3, 2021, respectively, because the effects were anti-dilutive based on the application of the treasury stock method. Additionally, 216,393 shares of Series A-1 Preferred Stock, convertible into 4,635,539 of the Company’s common shares, were excluded from the calculation of diluted earnings per share as, by agreement, these shares could not be converted as of April 2, 2022.

Note 18: Major Customers and Suppliers

For the 13 weeks ended April 2, 2022, four customers represented approximately 30.6% of the Company’s total revenue. For the 13 weeks ended April 3, 2021, one customer represented approximately 19% of the Company's total revenue.

As of April 2, 2022, three customers represented a combined 28.4% of the Company’s total trade receivables. As of January 1, 2022, five customers represented five percent or more than of the Company's total trade receivables, and represented 38% of the Company's trade receivables in aggregate.

During the 13 weeks ended April 2, 2022 and April 3, 2021, the Company purchased appliances for resale from five and four suppliers, respectively. The Company has, and is continuing to, secure other vendors from which to purchase appliances. However, the curtailment or loss of one of these suppliers or any appliance supplier could adversely affect the Company’s operations.

Note 19: Defined Contribution Plan

The Company has a defined contribution salary deferral plan covering substantially all employees under Section 401(k) of the Internal Revenue Code. The Company contributes an amount equal to 10 cents for each dollar contributed by each employee up to a maximum of 5% of each employee’s compensation. The Company recognized expense for contributions to the plans of approximately $8,000 and $0 for the 13 weeks ended April 2, 2022 and April 3, 2021, respectively.

Note 20: Segment Information

The Company operates within targeted markets through three reportable segments for continuing operations: biotechnology, recycling, and technology. The biotechnology segment commenced operations in September 2019 and is focused on development of new and innovative solutions for ending the opioid epidemic ranging from digital technologies to educational advocacy. The recycling segment includes all fees charged and costs incurred for collecting, recycling and installing appliances for utilities and other customers. The recycling segment also includes byproduct revenue, which is primarily generated through the recycling of appliances. The technology segment designed wireless modules to connect devices to the Mobile Internet of Things (“IoT”) which contain location-based service (“LBS”) capabilities and can interface to external sensors to allow them to communicate both sensor status and position information. The nature of products, services and customers for each segment varies significantly. As such, the segments are managed separately. Our Chief Executive Officer has been identified as the Chief Operating Decision Maker (“CODM”). The CODM evaluates performance and allocates resources based on sales and income from operations of each segment. Operating loss represents revenues less cost of revenues and operating expenses, including certain allocated selling, general and administrative costs. There are no intersegment sales or transfers.

The following tables present our segment information for the 13 weeks ended April 2, 2022 and April 3, 2021 (in $000's):

	Thirteen Weeks Ended
	April 2, 2022	April 3, 2021
Revenues
Biotechnology	$—	$—
Recycling	9,324	8,672
Technology	—	—
Total Revenues	$9,324	$8,672
Gross profit
Biotechnology	$—	$—
Recycling	1,853	1,421
Technology	—	—
Total Gross profit	$1,853	$1,421
Operating loss
Biotechnology	$(242)	$(242)
Recycling	(846)	(928)
Technology	(4)	(939)
Total Operating loss	$(1,092)	$(2,109)
Depreciation and amortization
Biotechnology	$—	$—
Recycling	131	108
Technology	2	937
Total Depreciation and amortization	$133	$1,045
Interest (income) expense, net
Biotechnology	$—	$—
Recycling	192	73
Technology	—	—
Total Interest expense, net	$192	$73
Net income (loss) before benefit from income taxes
Biotechnology	$(242)	$(242)
Recycling	1,490	1,639
Technology	(34)	(897)
Total Net income (loss) before benefit from income taxes	$1,214	$500

	As of April 2, 2022	As of January 1, 2022
Assets
Biotechnology	$—	$—
Recycling	16,535	15,165
Technology	—	—
Total Assets	$16,535	$15,165

Intangible assets
Biotechnology	$—	$—
Recycling	214	268
Technology	—	—
Total Intangible assets	$214	$268

Note 21: Related Parties

Shared Services

Tony Isaac, the Company’s Chief Executive Officer, is the father of Jon Isaac, President and Chief Executive Officer of Live Ventures Incorporated (“Live Ventures”) and managing member of Isaac Capital Group LLC (“ICG”), a greater than 5% stockholder of the Company. Tony Isaac, Chief Executive Officer, and Richard Butler, Board of Directors member of the Company, are members of the Board of Directors of Live Ventures. The Company also shares certain executive, accounting and legal services with Live Ventures. The total services shared were approximately $72,000 and $64,000 for the 13 weeks ended April 2, 2022 and April 3, 2021, respectively. Customer Connexx rents approximately 9,900 square feet of office space from Live Ventures in Las Vegas, Nevada. The total rent and common area expense was approximately $62,000 and $50,000 for the 13 weeks ended April 2, 2022 and April 3, 2021, respectively.

ApplianceSmart Note

As stated in Note 6, on December 30, 2017, the Company sold its retail appliance segment, ApplianceSmart, Inc. (“ApplianceSmart”) to ApplianceSmart Holdings LLC (the “Purchaser”), a wholly owned subsidiary of Live Ventures Incorporated, pursuant to a Stock Purchase Agreement (the “Agreement”). Pursuant to the Agreement, the Purchaser purchased from the Company all of the issued and outstanding shares of capital stock of ApplianceSmart in exchange for $6.5 million. On April 25, 2018, the Purchaser delivered to the Company a promissory note (the “ApplianceSmart Note”) in the original principal amount of approximately $3.9 million.

On December 9, 2019, ApplianceSmart filed a voluntary petition in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of Title 11 of the United States Code. Consequently, the Company recorded an impairment charge of approximately $3.0 million for the amount owed by ApplianceSmart to the Company as of December 28, 2019.

On October 13, 2021, a hearing was held to consider approval of a disclosure statement filed by ApplianceSmart in conjunction with its bankruptcy proceedings. On December 14, 2021, a hearing was held to confirm ApplianceSmart’s plan for reorganization (the “Plan”). The outstanding balance of the ApplianceSmart Note at April 2, 2022 and January 1, 2022 was approximately $3.0 million and approximately $3.0 million, respectively, exclusive of the impairment charge. On January 10, 2022, ApplianceSmart paid $25,000 to JanOne in settlement of its debt, as provided for in the confirmed Plan, and the ApplianceSmart Note was reversed. A final decree was issued by the court on February 28, 2022, upon the full satisfaction of the Plan, at which time ApplianceSmart emerged from Chapter 11.

As of April 2, 2022, ApplianceSmart Affiliated Holdings LLC and ApplianceSmart, Inc. (collectively “ApplianceSmart”) operated one store in Ohio.

For discussion related to potential obligations and or guarantees under ApplianceSmart Leases, see Note 15.

Related Party ICG Group Note

On August 28, 2019, ARCA Recycling entered into and delivered to ICG a secured revolving line of credit promissory note, whereby ICG agreed to provide ARCA Recycling with a $2.5 million revolving credit facility (the “ICG Note”). The ICG Note originally matured on August 28, 2020. On August 25, 2020, the ICG Note was amended to extend the maturity date to December 31, 2020. On March 30, 2021, ARCA Recycling entered into a Second Amendment and Waiver (the “Second Amendment”) to the ICG Note to further extend the maturity date to August 18, 2021 and waive certain defaults under the ICG Note. The ICG Note bears interest at 8.75% per annum and provides for the payment of interest, monthly in arrears. ARCA Recycling will pay a loan fee of 2.0% on each borrowing made under the ICG Note. In connection with entering into the ICG Note, the Borrower also entered into a security agreement in favor of the Lender, pursuant to which ARCA Recycling granted a security interest in all of its assets to the Lender. The obligations of ARCA Recycling under the ICG Note are guaranteed by the Company. The foregoing transaction did not include the issuance of any shares of the Company’s common stock, warrants, or other derivative securities. As of January 1, 2022, the balance due on ICG note was $1.0 million. Beginning in April 2022, the revolving credit facility will convert to a term note that amortizes ratably through its maturity date of March 2026. The principal amount of the note is $1.0 million, and bears interest at 8.75% per annum. Monthly payments on this note will be approximately $24,767. ICG is a record and beneficial owner of 13.9% of the outstanding common stock of the Company. Jon Isaac is the manager and sole member of ICG, and the son of Tony Isaac, the Chief Executive Officer of JanOne and ARCA Recycling.

Note 22. Sale of ARCA and Connexx

On February 19, 2021, the Company, together with its subsidiaries (a) ARCA Recycling, Inc., a California corporation (“ARCA”), and (b) Customer Connexx LLC, a Nevada limited liability company (“Connexx”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) with (i) ARCA Affiliated Holdings Corporation, a Delaware corporation, (ii) ARCA Services Inc., a Delaware corporation, and (iii) Connexx Services Inc, a Delaware corporation (collectively, the “Buyers”), pursuant to which the Buyers agreed to acquire substantially all of the assets, and assume certain liabilities, of ARCA and Connexx (the “Disposition Transaction”). The principal of the Buyers is Virland A. Johnson, our Chief Financial Officer. The Disposition Transaction was previously expected to be consummated on or before August 18, 2021 (the "Outside Date"). On August 12, 2021, the parties entered into Amendment No. One to Asset Purchase Agreement (the “Recycling Sale Amendment”) to extend the Outside Date to September 30, 2021. In the event the Disposition Transaction is not closed by such date, the Purchase Agreement may be terminated and, in accordance with its terms, the Buyers may be required to pay to us a “break fee” of $250,000. On November 14, 2021, the parties entered into Amendment No. Two to the Asset Purchase Agreement, which provided for the immediate termination of the transactions proposed by the Purchase Agreement, as amended by the Recycling Sale Amendment, and for an amendment for the Buyers to pay to us a “break fee.” The break fee was amended to an aggregate of $100,000, payable in two $50,000 installments: (i) the first of which is due to be paid not later than August 12, 2022 (the one-year anniversary of the Recycling Sale Agreement) and (ii) the second of which is due to be paid not later than the last day of our next fiscal year. However, if, prior to the date on which either installment of the amended break fee is payable, we sell ARCA and Connexx to an otherwise unaffiliated third party for an aggregate amount less than $25 million, then the Buyers will be relieved of their obligation to pay to us any not-yet-then-due installment of the break fee. Additionally, if, prior to the date on which the second installment of the amended break fee is payable, we have not sold ARCA and Connexx to any third party, then the Buyers will be relieved of their obligation to pay to us the second installment of the break fee. Finally, if, prior to a date on which either installment of the amended break fee is due, we sell ARCA and Connexx to the Buyers, then, the purchase price therefore will be reduced by an amount equivalent to any break fee that had been previously paid to us by the Buyers and the Buyers shall also be relieved of their obligation to pay to us any not-yet-due installment of the break fee.

Note 23. Subsequent event

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have been no events that have occurred that would require adjustments to disclosures in its condensed consolidated financial statements. Other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Dollars stated in thousands, except per–share amounts.

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
•
Technology: We have suspended all operations for GeoTraq.

For the Thirteen Weeks Ended April 2, 2022 and April 3, 2021

Results of Operations

The following table sets forth certain statement of operations items and as a percentage of revenue, for the periods indicated (in $000's):

	13 Weeks Ended		13 Weeks Ended
	April 2, 2022		April 3, 2021
Statement of Operations Data:
Revenue	$9,324	100.0%	$8,672	100.0%
Cost of revenue	7,471	80.1%	7,251	83.6%
Gross profit	1,853	19.9%	1,421	16.4%
Selling, general and administrative expense	2,945	31.6%	3,530	40.7%
Operating loss	(1,092)	-11.7%	(2,109)	-24.3%
Interest income expense, net	(192)	-2.1%	(73)	-0.8%
Gain on Payroll Protection Program loan forgiveness	—	0.0%	1,872	21.6%
Gain on settlement of vendor advance payments	—	0.0%	810	9.3%
Gain on litigation settlement, net	1,835	19.7%	—	0.0%
Gain on reversal of contingency loss	637	6.8%	—	0.0%
Other income, net	26	0.3%	—	0.0%
Net income before income taxes	1,214	13.0%	500	5.8%
Provision for income taxes	3	0.0%	(2)	0.0%
Net income	$1,211	13.0%	$502	5.8%

The following tables set forth revenues for key product and service categories, percentages of total revenue and gross profits earned by key product and service categories and gross profit percent as compared to revenues for each key product category indicated (in $000's):

	13 Weeks Ended		13 Weeks Ended
	April 2, 2022		April 3, 2021
	Net	Percent	Net	Percent
	Revenue	of Total	Revenue	of Total
Revenue
Recycling and Byproducts	$4,377	46.9%	$3,978	45.9%
Replacement Appliances	4,947	53.1%	4,694	54.1%
Total Revenue	$9,324	100.0%	$8,672	100.0%

	13 Weeks Ended		13 Weeks Ended
	April 2, 2022		April 3, 2021
	Gross	Gross	Gross	Gross
	Profit	Profit %	Profit	Profit %
Gross Profit
Recycling and Byproducts	$(25)	-0.6%	$(57)	-1.4%
Replacement Appliances	1,878	38.0%	1,478	31.5%
Total Gross Profit	$1,853	19.9%	$1,421	16.4%

Revenue

Revenue increased by approximately $652,000, or 7.5%, for the 13 weeks ended April 2, 2022, as compared to the 13 weeks ended April 3, 2021. The increase is primarily due to increased customer demand, improved appliance availability, and strong commodity markets.

Cost of Revenue

Cost of revenue increased by approximately $220,000, or 3%, for the 13 weeks ended April 2, 2022, as compared to the 13 weeks ended April 3, 2021, due to increased sales volume.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased by approximately $585,000, or 16.6%, for the 13 weeks ended April 2, 2022, as compared to the 13 weeks ended April 3, 2021, primarily due to the suspension of operations of GeoTraq, as well decreases in stock-based compensation and other corporate expenses, offset by increases in labor costs and professional service fees in our Recycling segment.

Interest Expense, net

Interest expense, net increased by approximately $119,000 for the 13 weeks ended April 2, 2022, as compared to the 13 weeks ended April 3, 2021 primarily due to an increase in notes payable.

Gain on Litigation Settlement, net

Gain on litigation settlement includes the receipt of a $1.95 million payment from Sompo International Companies (“Sompo”) in exchange for a full release in favor of Sampo from liability for both the GeoTraq and SEC-related matters, partially offset by an accrual of approximately $115,000 to finalize the Blackhawk settlement.

Gain on Reversal of Contingency Loss

Gain on reversal of continency loss reverses approximately $77,000 in contingent liabilities relating to guarantees of ApplianceSmart leases that no longer exist as a result of ApplianceSmart's emergence from bankruptcy (see Notes 6 and 11 to the unaudited financial statements).

Gain on Settlement of Vendor Advance Payments

During the first quarter of fiscal 2021, a portion of the vendor advance payments were settled, which resulted in a gain of approximately $810,000. There were no similar transactions during the first quarter of fiscal 2022.

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

Operating loss by operating segment, is defined as loss before net interest expense, other income and expense, provision for income taxes ($000’s).

	13 Weeks Ended April 2, 2022				13 Weeks Ended April 3, 2021
	Biotechnology	Recycling	Technology	Total	Biotechnology	Recycling	Technology	Total
Revenue	$—	$9,324	$—	$9,324	$—	$8,672	$—	$8,672
Cost of revenue	—	7,471	—	7,471	—	7,251	—	7,251
Gross profit	—	1,853	—	1,853	—	1,421	—	1,421
Selling, general and administrative expense	242	2,699	4	2,945	242	2,349	939	3,530
Operating loss	$(242)	$(846)	$(4)	$(1,092)	$(242)	$(928)	$(939)	$(2,109)

Biotechnology Segment

Our biotechnology segment incurred expenses of approximately $242,000 and $242,000 related to employee costs and professional services related to research for the 13 weeks ended April 2, 2022 and the 13 weeks ended April 3, 2021, respectively.

Recycling Segment

The recycling segment consists of ARCA Recycling, Customer Connexx, and ARCA Canada. Revenue for the 13 weeks ended April 2, 2022, increased by approximately $652,000, or 7.5%, as compared to the prior year period. Replacement services were up by approximately $253,000, period over period, primarily due to strong consumer demand and appliance availability. Recycling services increased by approximately $215,000 primarily due to by strong consumer demand. Byproducts increased by approximately $102,000 primarily due to strong commodity markets. Marketing services increased by approximately $80,000 primarily due to high demand from utility customers recycling services programs.

Cost of revenue for the 13 weeks ended April 2, 2022, increased by approximately $220,000, or 3%, as compared to the prior year period, due to increased sales volumes.

Operating loss for the 13 weeks ended April 2, 2022, increased by approximately $160,000, or 17.2%, as compared to the prior year period. The increase is due to an increase in gross profit of approximately $432,000, offset by an increase in selling, general and administrative expenses of approximately $592,000.

Technology Segment

The technology segment consists of GeoTraq. Results for the 13 weeks ended April 2, 2022 include a loss of approximately $4,000, which represents a decrease of approximately $935,000 compared to the 13 weeks ended April 3, 2021 loss of approximately $939,000. The loss represents depreciation expense and other selling general and administrative expense for the period.

Liquidity and Capital Resources

Overview

As of April 2, 2022, we had total cash on hand of approximately $2.3 million. As we continue to prepare to begin late-stage clinical development with our pharmaceutical product, JAN101, and potentially pursue strategic transactions to expand and grow our business, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

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

Cash Flows

During the 13 weeks ended April 2, 2022, cash provided by operations was approximately $2.1 million, compared to cash used in operations of approximately $342,000 during the 13 weeks ended April 3, 2021. The increase in cash used in operations was primarily due to results of operations, as discussed above.

Cash used in investing activities was approximately $127,000 and $346,000, respectively, for the 13 weeks ended April 2, 2022 and the 13 weeks ended April 3, 2021, primarily related to purchases of property and equipment and intangibles.

Cash used in financing activities was approximately $279,000 for the 13 weeks ended April 2, 2022, and was primarily due to the repayment of debt obligations. Cash provided by financing activities was approximately $5.4 million for the 13 weeks ended April 3, 2021 primarily due to net proceeds received from an equity financing in the amount approximately $5.5 million.

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

We acknowledge that we continue to face a challenging competitive environment as we continue to focus on our overall profitability, including managing expenses. We reported net income of approximately $1.3 million and approximately $502,000, respectively, for the 13 weeks ended April 2, 2022 and April 3, 2021. In addition, the Company has total current assets of approximately $9.6 million and total current liabilities of approximately $20.4 million resulting in a net negative working capital of approximately $10.8 million as of April 2, 2022.

Based on the above, management has concluded that the Company is not aware and did not identify any other conditions or events that would cause the Company to not be able to continue business as a going concern for the next twelve months

Future Sources of Cash; Phase 2b Trials, New Acquisitions, Products, and Services

We may require additional debt financing and/or capital to finance new acquisitions, refinance existing indebtedness, conduct our Phase IIb clinical trials, or consummate other strategic investments in our business. Any financing obtained may further dilute or otherwise impair the ownership interest of our existing stockholders.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Control and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer (our CEO) and principal financial officer (our CFO), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of October 2, 2021, the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our common stock is listed on the Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other requirements including, without limitation, a requirement that our closing bid price be at least $1.00 per share. If we fail to continue to meet all applicable continued listing requirements for The Nasdaq Global Market in the future and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, our ability to obtain financing to repay debt, and fund our operations.

On April 13, 2022, we received a notice from The NASDAQ Stock Market (“Nasdaq”) that we do not presently comply with Nasdaq’s Listing Rule 5550(b)(1) that requires a Company to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing. The notice did not have any immediate effect on the listing of our common stock on the Nasdaq Capital Market and we have 45 calendar days from the date of the notice to submit a plan to Nasdaq to regain compliance with Nasdaq’s continued listing rules. We intend to submit such a plan with the relevant time frame. If the Company’s plan is accepted, Nasdaq can grant the Company with an extension of up to 180 calendar days from the date of the Nasdaq Notice for the Company to evidence compliance with its plan and with the relevant Nasdaq continued listing rules. In connection with the Company’s plan, once submitted, Nasdaq staff will consider such things as the likelihood that the plan will result in compliance with Nasdaq’s continued listing criteria, the Company’s past compliance history, the reasons for the Company’s current non-compliance, other corporate events that may occur during staff’s review period, the Company’s overall financial condition, and the Company’s public disclosures. If, in staff’s consideration of the Company’s plan, staff were to determine that the Company would not be able to cure the deficiency, then Nasdaq would provide notice that the Company’s common stock would be subject to delisting. Upon such a notice, the Company would have the right to appeal that determination and the Company’s common stock would continue to remain listed on the Nasdaq Capital Market until the completion of the appeal process.

We are considering various actions that it may take in response to the Nasdaq Notice in order to provide to Nasdaq the required plan to regain compliance with the continued listing requirements; but, the Company has not currently completed its internal analysis regarding the items to be included in its plan to be submitted to Nasdaq staff.

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

JanOne Inc.
(Registrant)

Date:	May 12, 2022	By:	/s/ Tony Isaac
Tony Isaac
Chief Executive Officer
(Principal Executive Officer)

Date:	May 12, 2022	By:	/s/ Virland A. Johnson
Virland A. Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)