Form 10-Q
period 2022-07-02
JanOne Inc.
filed 2022-08-15
CIK 862861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 2, 2022

or

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

As of August 11, 2022, there were 3,150,230 outstanding shares of the registrant’s common stock, with a par value of $0.001.

JANONE INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

JANONE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per-share amounts)

	July 2, 2022	January 1, 2022
	(Unaudited)
Assets
Cash and cash equivalents	$1,181	$705
Trade and other receivables, net	4,273	4,220
Income taxes receivable	12	—
Inventories	494	1,209
Prepaid expenses and other current assets	869	1,423
Total current assets	6,829	7,557
Property and equipment, net	2,676	2,113
Right to use asset - operating leases	4,268	3,671
Intangible assets, net	345	268
Note receivable, net	11,277	—
Marketable securities	570	—
Deposits and other assets	1,554	1,556
Total assets	$27,519	$15,165
Liabilities and Stockholders' Equity (Deficit)
Liabilities:
Accounts payable	$5,839	$5,266
Accrued liabilities - other	4,963	5,232
Accrued liability - California Sales Taxes	6,140	6,022
Lease obligation short–term - operating leases	1,405	1,304
Short–term debt	—	288
Current portion of notes payable	315	261
Current portion of related party note payable	223	1,000
Total current liabilities	18,885	19,373
Lease obligation long term - operating leases	2,964	2,470
Long–term portion of notes payable	1,509	1,318
Long-term portion related party note payable	724	—
Other noncurrent liabilities	219	680
Total liabilities	24,301	23,841
Commitments and contingencies (Note 15)
Stockholders' equity (deficit):
Preferred stock, series A - par value $0.001 per share 2,000,000 authorized, 222,588 and 238,729 shares issued and outstanding at July 2, 2022 and January 1, 2022, respectively	—	—
Common stock, par value $0.001 per share, 10,000,000 shares authorized, 3,150,230 and 2,827,410 shares issued and outstanding at July 2, 2022 and January 1, 2022, respectively	2	2
Additional paid-in capital	45,747	45,743
Accumulated deficit	(41,914)	(53,804)
Accumulated other comprehensive loss	(617)	(617)
Total stockholders' equity (deficit)	3,218	(8,676)
Total liabilities and stockholders' equity (deficit)	$27,519	$15,165

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JANONE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(Dollars in thousands, except per-share)

	For the Thirteen Weeks Ended		For the Twenty Six Weeks Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Revenues	$10,538	$8,606	$19,862	$17,278
Cost of revenues	8,889	6,863	16,360	14,114
Gross profit	1,649	1,743	3,502	3,164
Operating expenses:
Selling, general and administrative expenses	2,908	4,595	5,853	8,125
Gain on sale of GeoTraq	(12,091)	—	(12,091)	—
Operating income (loss)	10,832	(2,852)	9,740	(4,961)
Other income (expense):
Interest expense, net	(98)	(125)	(290)	(198)
Gain on Payroll Protection Program loan forgiveness	—	—	—	1,872
Gain (loss) on litigation settlement, net	—	(1,950)	1,835	(1,950)
Gain on settlement of vendor advance payments	—	131	—	941
Gain on reversal of contingency loss	—	—	637	—
Unrealized loss on marketable securities	(376)	—	(376)	—
Other income, net	333	22	359	22
Total other income (expense), net	(141)	(1,922)	2,165	687
Income (loss) from operations before provision for income taxes	10,691	(4,774)	11,905	(4,274)
Provision (benefit) for income taxes	4	205	7	203
Net income (loss)	$10,687	$(4,979)	$11,898	$(4,477)
Net income per share:
Basic income per share	$3.39	$(2.07)	$3.78	$(1.94)
Diluted income per share	$3.06	$(2.07)	$3.40	$(1.94)
Weighted average common shares outstanding:
Basic	3,150,230	2,405,410	3,150,230	2,312,024
Diluted	3,496,250	2,405,410	3,496,250	2,312,024
Net income (loss)	$10,687	$(4,979)	$11,898	$(4,477)
Other comprehensive income (loss), net of tax:
Effect of foreign currency translation adjustments	41	—	—	(42)
Total other comprehensive income (loss), net of tax	41	—	—	(42)
Comprehensive income (loss)	$10,728	$(4,979)	$11,898	$(4,519)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JANONE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Twenty Six Weeks Ended
	July 2, 2022	July 3, 2021
OPERATING ACTIVITIES:
Net income (loss)	$11,898	$(4,477)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	270	2,090
Amortization of debt issuance costs	7	—
Stock based compensation expense	4	180
Accretion of note receivable discount	(27)	—
Gain on legal settlement	(115)	—
Gain on Payroll Protection Program loan forgiveness	—	(1,872)
Gain on settlement of vendor advance payments	—	(941)
Gain on reversal of contingent liability	(637)	—
Gain on sale of GeoTraq	(12,091)	—
Unrealized loss on marketable securites	376	—
Changes in assets and liabilities:
Accounts receivable	(53)	(204)
Income taxes receivable	(12)	173
Prepaid expenses and other current assets	554	110
Inventories	610	303
Right of use assets	(597)	(681)
Lease liability	595	650
Accounts payable and accrued expenses	713	2,485
Deposits and other Assets	(6)	(123)
Net cash provided by (used in) operating activities	1,489	(2,307)
INVESTING ACTIVITIES:
Purchases of property and equipment	(721)	(1,458)
Purchases of intangibles	(189)	(65)
Net cash used in investing activities	(910)	(1,523)
FINANCING ACTIVITIES:
Proceeds from equity financing, net	—	5,544
Proceeds from stock option exercise	—	27
Proceeds from notes payable	366	1,835
Payments on related party notes payable	(53)	—
Payments on notes payable	(128)	(59)
Payments on short-term notes payable	(288)	(144)
Net cash provided by (used in) financing activities	(103)	7,203
Effect of changes in exchange rate on cash and cash equivalents	—	(42)
INCREASE IN CASH AND CASH EQUIVALENTS	476	3,331
CASH AND CASH EQUIVALENTS, beginning of period	705	379
CASH AND CASH EQUIVALENTS, end of period	$1,181	$3,710
Supplemental cash flow disclosures:
Interest paid	$120	$84
Income taxes paid	54	28
Right to use asset - operating leases capitalized	1,451	1,244

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JANONE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(Dollars in thousands)

	Series A Preferred		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Equity (Deficit)
Balance, January 1, 2022	238,729	$—	2,827,410	$2	$45,743	$(53,804)	$(617)	$(8,676)
Share based compensation	—	—	—	—	4	—	—	4
Other comprehensive loss	—	—	—	—	—	(8)	(41)	(49)
Net income	—	—	—	—	—	1,211	—	1,211
Balance, April 2, 2022	238,729	—	2,827,410	2	45,747	(52,601)	(658)	(7,510)
Series A-1 preferred converted	(16,141)	—	322,820	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	41	41
Net income	—	—	—	—	—	10,687	—	10,687
Balance, July 2, 2022	222,588	$—	3,150,230	$2	$45,747	$(41,914)	$(617)	$3,218

	Series A Preferred		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Equity
Balance, January 1, 2021	259,729	$—	1,829,982	$2	$39,869	$(36,917)	$(588)	$2,366
Shares issued	—	—	571,428	—	5,544	—	—	5,544
Share based compensation	—	—	—	—	109	—	—	109
Stock option exercise	—	—	2,000	—	11	—	—	11
Other comprehensive loss	—	—	—	—	—	—	(42)	(42)
Net income	—	—	—	—	—	502	—	502
Balance, April 3, 2021	259,729	—	2,403,410	2	45,533	(36,415)	(630)	8,490
Share based compensation	—	—	—	—	71	—	—	71
Stock option exercise	—	—	4,000	—	16	—	—	16
Net loss	—	—	—	—	—	(4,979)	—	(4,979)
Balance, July 3, 2021	259,729	$—	2,407,410	$2	$45,620	$(41,394)	$(630)	$3,598

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

ARCA Recycling, Inc. (“ARCA Recycling”) is the Company’s Recycling segment and provides turnkey recycling services for electric utility energy efficiency programs in the United States. ARCA Canada Inc. (“ARCA Canada”) provides turnkey recycling services for electric utility energy efficiency programs in Canada. Customer Connexx, LLC (“Connexx”) provides call center services for ARCA Recycling and ARCA Canada. On February 19, 2021, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with (i) ARCA Affiliated Holdings Corporation, a Delaware corporation, (ii) ARCA Services Inc., a Delaware corporation, and (iii) Connexx Services Inc, a Delaware corporation (collectively, the “Buyers”), pursuant to which the Buyers agreed to acquire substantially all of the assets, and assume certain liabilities, of ARCA Recycling and Connexx (the “Disposition Transaction”). The principal of the Buyers is Virland A. Johnson, our Chief Financial Officer. On November 14, 2021, the parties entered into an amendment to the Purchase Agreement, which provided for the immediate termination of the transactions proposed by the Purchase Agreement and for an amendment for the Buyers to pay to us a “break fee.” The break fee was amended to an aggregate of $100,000, payable in two $50,000 installments: (i) the first of which is due to be paid on or around August 12, 2022 (the one-year anniversary of the Recycling Sale Agreement and which at the time of filing has not yet been paid) and (ii) the second of which is due to be paid not later than the last day of our next fiscal year, which is December 31, 2022. However, if, prior to the date on which either installment of the amended break fee is payable, we sell ARCA Recycling, ARCA Canada, and Connexx to an otherwise unaffiliated third party for an aggregate amount less than $25 million, then the Buyers will be relieved of their obligation to pay to us any not-yet-then-due installment of the break fee. Additionally, if, prior to the date on which the second installment of the amended break fee is payable, we have not sold ARCA Recycling, ARCA Canada, and Connexx to any third party, then the Buyers will be relieved of their obligation to pay to us the second installment of the break fee. Finally, if, prior to a date on which either installment of the amended break fee is due, we sell ARCA Recycling, ARCA Canada, and Connexx to the Buyers, then, the purchase price therefore will be reduced by an amount equivalent to any break fee that had been previously paid to us by the Buyers and the Buyers shall also be relieved of their obligation to pay to us any not-yet-due installment of the break fee.

GeoTraq Inc. (“GeoTraq”) was the Company’s Technology segment. The Company suspended all operations for GeoTraq during the year ended January 1, 2022. On May 24, 2022, the Company sold substantially all of the GeoTraq assets (see Note 24).

The Company reports on a 52- or 53-week fiscal year. The Company’s 2021 fiscal year (“2021”) ended on January 1, 2022, and the current fiscal year (“2022”) will end on December 31, 2022.

Going concern

The Company currently faces a challenging competitive environment and is focused on improving its overall profitability, which includes managing expenses. The Company reported net income of approximately $10.7 million and a net loss of approximately $5.0 million for the 13 weeks ended July 2, 2022 and July 3, 2021, respectively, and net income of approximately $11.9 million and a net loss of approximately $4.5 million for the 26 weeks ended July 2, 2022 and July 3, 2021, respectively. In addition, as of July 2, 2022, the Company has total current assets of approximately $6.8 million and total current liabilities of approximately $18.9 million resulting in a net negative working capital of approximately $12.1 million.

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

As of January 1, 2022, the Company had recorded a full impairment of the GeoTraq intangible asset. On May 24, 2022, the Company sold substantially all of the GeoTraq assets, as discussed in Note 24 below.

Based on the above, management has concluded that, as of July 2, 2022, the Company is not aware of, and did not identify, any other conditions or events that would cause the Company to not be able to continue business as a going concern for the next twelve months.

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

Financial Instruments

Financial instruments consist primarily of cash equivalents, trade and other receivables, notes receivable, and obligations under accounts payable, accrued expenses and notes payable. The carrying amounts of cash equivalents, trade receivables and other receivables, accounts payable, accrued expenses and short-term notes payable approximate fair value because of the short maturity of these instruments. The fair value of the long-term debt is calculated based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements, unless quoted market prices were available (Level 2 inputs). The carrying amounts of short-term debt at July 2, 2022 and January 1, 2022 approximate fair value.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase. Fair value of cash equivalents approximates carrying value.

Trade Receivables and Allowance for Doubtful Accounts

The Company carries unsecured trade receivables at the original invoice amount less an estimate made for doubtful accounts based on a monthly review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. The Company writes off trade receivables when deemed uncollectible. The Company records recoveries of trade receivables previously written off when payment is received. The Company considers a trade receivable to be past due if any portion of the receivable balance is outstanding for more than ninety days. The Company does not charge interest on past due receivables. The Company has no allowance for doubtful accounts as of July 2, 2022 or January 1, 2022.

Inventories

Inventories, consisting primarily of appliances, are stated at the lower of cost, determined on a specific identification basis, or net realizable value. The Company provides estimated provisions for the obsolescence of appliance inventories, including adjustment to market, based on various factors, including the age of such inventory and management’s assessment of the need for such provisions. We look at historical inventory aging reports and margin analyses in determining our provision estimate. A revised cost basis is used once a provision for obsolescence is recorded. The Company has no reserve for excess or obsolete inventory as of July 2, 2022 or January 1, 2022.

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

Based on a qualitative evaluation, for the year ended January 1, 2022, the Company recorded an impairment charge for the full unamortized balance of its GeoTraq intangible, in the amount of $9.8 million. The Company has recorded no impairment charges during the 13 weeks and 26 weeks ended July 2, 2022.

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

Assets Recognized from Costs to Obtain a Contract with a Customer

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company has concluded that no material costs have been incurred to obtain and fulfill our FASB Accounting Standards Codification, or ASC 606 contracts, meet the capitalization criteria, and as such, there are no material costs deferred and recognized as assets on the consolidated balance sheet at July 2, 2022 or January 1, 2022.

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

Advertising Expense

Advertising expense is charged to operations as incurred. The Company had no advertising expenses for the 26 weeks ended July 2, 2022 and July 3, 2021, respectively.

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

Concentration of Credit Risk

The Company maintains cash balances at several banks in several states including, California, Minnesota, and Nevada. Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution as of July 2, 2022. At times, balances may exceed federally insured limits.

Note 3: Trade and other receivables

The Company’s trade and other receivables as of July 2, 2022 and January 1, 2022, respectively, were as follows (in $000’s):

	July 2, 2022	January 1, 2022
Trade receivables, net	$5,443	$6,105
Factored accounts receivable	(1,718)	(2,194)
Prestige Capital reserve receivable	297	172
Other receivables	251	137
Trade and other receivables, net	$4,273	$4,220

Trade accounts receivable	$3,739	$4,449
Un–billed trade receivables	1,704	1,656
Total trade receivables, net	$5,443	$6,105

Note 4: Inventory

Appliances held for sale are stated at the lower of cost, determined on a specific identification basis, or net realizable value. Inventory raw material – chips, are stated at the lower of average cost or net realizable value. Total inventory consists of the following as of July 2, 2022 and January 1, 2022 (in $000’s):

	July 2, 2022	January 1, 2022
Appliances held for resale	$494	$1,104
Inventory – raw material – chips	—	105
Total inventory	$494	$1,209

The Company provides estimated provisions for the obsolescence of inventories, including adjustments to net realizable value, based on various factors, including the age of such inventory and our management’s assessment of the need for such provisions. The Company reviews historical inventory aging reports and margin analyses in determining our provision estimate. A revised cost basis is used once a provision for obsolescence is recorded. As of July 2, 2022 and January 1, 2022, the Company has recorded no inventory reserve.

Note 5: Prepaids and other current assets

Prepaids and other current assets as of July 2, 2022 and January 1, 2022 consist of the following (in $000’s):

	July 2, 2022	January 1, 2022
Prepaid insurance	$91	$493
Prepaid rent	155	180
Prepaid other	623	750
Total prepaid expenses and other current assets	$869	$1,423

Note 6: Notes receivable

ApplianceSmart

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

On October 13, 2021, a hearing was held to consider approval of a disclosure statement filed by ApplianceSmart in conjunction with its bankruptcy proceedings. On December 14, 2021, a hearing was held to confirm ApplianceSmart’s plan for reorganization (the “Plan”). On January 10, 2022, ApplianceSmart paid $25,000 to JanOne in settlement of its debt, as provided for in the confirmed Plan, and the ApplianceSmart Note was reversed. A final decree was issued by the court on February 28, 2022, upon the full satisfaction of the Plan, at which time ApplianceSmart emerged from Chapter 11. The outstanding balance of the ApplianceSmart Note at July 2, 2022 and January 1, 2022 was zero and approximately $3.0 million, respectively, exclusive of the impairment charge.

GeoTraq

On May 24, 2022, the Company entered into an Asset Purchase Agreement with SPYR Technologies Inc. (“SPYR”), pursuant to which the Company sold to SPYR substantially all of the assets and none of the specified liabilities of GeoTraq, as discussed in Note 24 below. In connection with the Purchase Agreement, SPYR delivered to the Company a five-year Promissory Note in the initial principal amount of $12.6 million. The Promissory Note bears simple interest at the rate of 8% per annum, provides quarterly interest payments due on the first day of each calendar quarter, and may be prepaid at any time without penalty. Interest payments may be remitted in either restricted shares of common stock of SPYR, or in cash. The Promissory Note matures on May 24, 2027.

In connection with the asset sale, the Company engaged a third-party valuation firm to assess the fair market value of the consideration received. Based on the valuation, the Promissory Note was valued at approximately $11.3 million. The amount of the discount, or approximately $1.3 million, has been recorded as an offset to the principal amount of the Promissory Note, and will be accreted ratably to interest income over the term of the Note. The balance appearing on the Company's unaudited Condensed Consolidated Balance Sheets represents the principal balance of the Promissory Note, net of the discount balance. During the 13 weeks ended July 2, 2022, approximately $27,000 of the discount was recorded as interest income. As of July 2, 2022, the net principal balance on the Note was approximately $11.3 million.

Note 7: Property and Equipment

Property and equipment as of July 2, 2022 and January 1, 2022 consist of the following (in $000’s):

	Useful Life (Years)	July 2, 2022	January 1, 2022
Buildings and improvements	3-30	$80	$80
Equipment	3-15	3,646	3,638
Projects under construction		1,522	851
Property and equipment		5,248	4,569
Less accumulated depreciation and amortization		(2,572)	(2,456)
Total property and equipment, net		$2,676	$2,113

Depreciation expense was approximately $78,000 and $41,000 for the 13 weeks ended July 2, 2022 and July 3, 2021, respectively, and $158,000 and $79,000 for the 26 weeks ended July 2, 2022 and July 3, 2021, respectively.

Equipment Financing Agreement

On March 25, 2021, ARCA Recycling entered into a Master Equipment Finance Agreement (collectively, the “Equipment Finance Agreement”) with KLC Financial, Inc. (“KLC”). Under the terms of the Equipment Finance Agreement, KLC has agreed to make loans to ARCA Recycling secured by certain equipment purchased or to be purchased by ARCA Recycling on terms set forth or to be set forth in schedules to the Equipment Finance Agreement. Under the terms of Schedule No. 01 (the “Initial Loan”), KLC has agreed to loan

ARCA Recycling approximately $1.8 million secured by existing equipment and new equipment to be purchased by ARCA Recycling. ARCA Recycling will make monthly payments of $31,000, inclusive of principal and interest, over a period of five years, at which time it is intended that the Initial Loan will be repaid in full. The Initial Loan bears interest at 7.59% per annum. KLC will have a first priority security interest over, among other things, all equipment identified in the schedules. The Initial Loan is personally guaranteed by Virland Johnson, the Chief Financial Officer of JanOne and Chief Financial Officer and Secretary of ARCA Recycling. The Equipment Finance Agreement contains customary affirmative and negative covenants, representations and warranties, and events of default for transactions of this nature. As of July 2, 2022 and January 1, 2022, the outstanding balance due under this agreement was approximately $1.8 million and $1.6 million, respectively.

Note 8: Intangible Assets

Intangible assets as of July 2, 2022 and January 1, 2022 consist of the following (in $000’s):

	July 2, 2022	January 1, 2022
Patent and domains	$23	$23
Computer software	4,733	4,559
Intangible assets	4,756	4,582
Less accumulated amortization	(4,411)	(4,314)
Total intangible assets	$345	$268

Intangible amortization expense was approximately $58,000 and $1.0 million for the 13 weeks ended July 2, 2022 and July 3, 2021, respectively, and approximately $112,000 and approximately $2.0 million for the 26 weeks ended July 2, 2022 and July 3, 2021, respectively.

Note 9: Marketable Securities

Marketable securities as of July 2, 2022 and January 1, 2022 consist of the following (in $000’s):

	Shares	Amount
Beginning balance, January 1, 2022	—	$—
Securities received	30,000,000	946
Mark-to-market	—	(376)
Ending balance, July 2, 2022	30,000,000	$570

Marketable securities reflect shares of SPYR stock received by the Company in connection with the sale of GeoTraq (see Note 24). Shares held are marked to fair market value as of each balance sheet date, with the resulting change recorded as an unrealized gain or loss. Unrealized loss recorded for the 13 weeks and 26 weeks ended July 2, 2022 was approximately $376,000.

Note 10: Deposits and other assets

Deposits and other assets as of July 2, 2022 and January 1, 2022 consist of the following (in $000’s):

	July 2, 2022	January 1, 2022
Deposits	$1,524	$1,513
Other	30	43
Total deposits and other assets	$1,554	$1,556

Deposits are for a refundable “deposit in lieu of bond”, in the amount of $1.3 million, relating the Skybridge matter (see Note 15) and for refundable security deposits with landlords from which the Company leases property.

Note 11: Leases

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

Total present value of future lease payments as of July 2, 2022 (in $000’s):

Twelve months ended,
2023	$920
2024	1,483
2025	1,235
2026	705
2027	522
Thereafter	155
Total	5,020
Less Interest	(651)
Present Value of Payments	$4,369

During the 26 weeks ended July 2, 2022 and July 3, 2021, approximately $882,000 and $650,000, respectively, were included in operating cash flow for amounts paid for operating leases.

Additionally, the Company obtained right-of-use assets in exchange for lease liabilities of approximately $1.9 million upon commencement of new and renewed operating leases during the 26 weeks ended July 2, 2022. The weighted average lease term for operating leases is 2.31 years and the weighted average discount rate is 8.29%.

Note 12: Accrued Liabilities

Accrued liabilities as of July 2, 2022 and January 1, 2022 consist of the following (in $000’s):

	July 2, 2022	January 1, 2022
Compensation and benefits	$752	$731
Contract liability	331	17
Accrued incentive and rebate checks	1,357	1,427
Accrued transportation costs*	—	904
Accrued guarantees	130	767
Accrued purchase orders	—	23
Accrued taxes	511	543
Accrued litigation settlement	680	680
Other	1,202	140
Total accrued expenses	$4,963	$5,232

During the 26 weeks ended July 2, 2022, the Company reversed approximately $637,000 in contingent liabilities relating to guarantees of ApplianceSmart leases that no longer exist as a result of ApplianceSmart’s emergence from bankruptcy (see Note 6). No such transactions occurred during the 26 weeks ended July 3, 2021.

*Accrued transportation costs are related to delayed billing from certain vendors.

Contract liabilities rollforward

The following table summarizes the contract liability activity for the 26 weeks ended July 2, 2022 (in $000’s):

Beginning balance, January 1, 2022	$17
Accrued	1,260
Settled	(946)
Ending balance, July 2, 2022	$331

Note 13: Accrued Liability – California Sales Tax

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

As of July 2, 2022, and January 1, 2022, the Company’s accrued liability for California sales tax was approximately $6.1 million and $6.0 million respectively.

Note 14: Income Taxes

The Company’s overall effective tax rate was 0.05% for the 26 weeks ended July 2, 2022, and a tax provision expense of $6,500 was recorded against pre-provision income of approximately $11.9 million. The Company's overall effective tax rate was 4.7% for the 26 weeks ended July 3, 2021, and it had a tax provision expense of approximately $203,000 against a pre-provision loss of approximately $4.3 million. The effective tax rates and related provisional tax amounts vary from the U.S. federal statutory rate due to state taxes, foreign taxes, share-based compensation, valuation allowance, and certain non-deductible expenses.

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

Note 15: Short Term Debt

Short term debt and other financing obligations as of July 2, 2022 and January 1, 2022, consist of the following (in $000’s):

	July 2, 2022	January 1, 2022
AFCO Finance	$—	$288
Total short term debt	$—	$288

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

The outstanding principal due AFCO at July 2, 2022 and January 1, 2022 was approximately $0 and $288,000, respectively.

Note 16: Commitments and Contingencies

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

The parties to the Settlement Agreement released and forever discharged one another from any and all known and unknown claims that were asserted or could have been asserted arising out of the GeoTraq Litigation Matters. As of July 2, 2022, the accrued liability for payments due to Mr. Sullivan under the settlement agreement was $850,000.

Other Commitments

As previously disclosed and as discussed, on December 30, 2017, the Company disposed of its retail appliance segment and sold ApplianceSmart to the Purchaser (see Note 6). In connection with that sale, as of December 28, 2019, the Company accrued an aggregate amount of future real property lease payments of approximately $767,000 which represented amounts guaranteed or which may have been owed under certain lease agreements to three third party landlords in which the Company either remained the counterparty, was a guarantor, or had agreed to remain contractually liable under the lease (“ApplianceSmart Leases”). A final decree was issued by the court on February 28, 2022, upon the full satisfaction of the Plan, at which time ApplianceSmart emerged from Chapter 11. During the 26 weeks ended July 2, 2022, the Company reversed approximately $637,000 of the accrual, as the Company is no longer liable for two of these guarantees upon ApplianceSmart's emergence from bankruptcy (see Note 11). As of July 2, 2022, a balance of approximately $130,000 remains as an accrued liability due to an ongoing dispute concerning one of the leases.

The Company is party from time to time to other ordinary course disputes that we do not believe to be material to our financial condition as of July 2, 2022.

Note 17: Stockholders’ Equity

Common Stock: Our Articles of Incorporation authorize 200,000,000 shares of common stock that may be issued from time to time having such rights, powers, preferences and designations as the Board of Directors may determine. During the 26 weeks ended July 2, 2022 and July 3, 2021, no shares of common stock were issued in lieu of professional services.

As of July 2, 2022, and January 1, 2022, there were 3,150,230, and 2,827,410 shares, respectively, of common stock issued and outstanding.

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

Stock Options: The 2016 Plan, which replaces the 2011 Plan, authorizes the granting of awards in any of the following forms: (i) incentive stock options, (ii) nonqualified stock options, (iii) restricted stock awards, and (iv) restricted stock units, and expires on the earlier of October 28, 2026, or the date that all shares reserved under the 2016 Plan are issued or no longer available. The 2016 Plan provides for the issuance of up to 800,000 shares of common stock pursuant to awards granted under the 2016 Plan. The vesting period is determined by the Board of Directors at the time of the stock option grant. As of July 2, 2022, and January 1, 2022, 90,000 options were outstanding under the 2016 Plan.

The Company's 2011 Plan, which has expired, authorizes the granting of awards in any of the following forms: (i) stock options, (ii) stock appreciation rights, and (iii) other share-based awards, including but not limited to, restricted stock, restricted stock units or performance shares. As of July 2, 2022, and January 1, 2022, 27,500 options were outstanding under the 2011 Plan. No additional awards will be granted under the 2011 Plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. No options were granted during the 13 weeks ended July 2, 2022.

Additional information relating to all outstanding options is as follows:

		Weighted Average	Aggregate	Weighted Average Remaining
	Options Outstanding	Exercise Price	Intrinsic Value	Contractual Life
Outstanding at January 2, 2021	113,900	$11.97	$78	7.0
Granted	38,000	8.16
Cancelled/expired	(28,400)	9.71
Exercised	(6,000)	4.32
Outstanding at January 1, 2022	117,500	$7.16	$21	7.0
Granted	—	—
Cancelled/expired/forfeited	—	—
Balance at July 2, 2022	117,500	$7.16	$—	6.5
Exercisable at July 2, 2022	117,500	$7.16	$—	6.5

The Company recognized approximately $1,000 and $71,000 of share-based compensation expense for the 13 weeks ended July 2, 2022 and July 3, 2021, respectively, and $4,000 and $180,000 of share-based compensation expense for the 26 weeks ended July 2, 2022 and July 3, 2021, respectively.

As of July 2, 2022, the Company has no unrecognized share-based compensation expense associated with stock option awards.

Series A-1 Preferred Stock

Shares of Series A-1 Preferred Stock are convertible into the Company’s common shares at a ratio of 1:20. During the 26 weeks ended July 2, 2022, 16,141 shares of Series A-1 Preferred Stock were converted into 322,820 shares of the Company's common stock. As of July 2, 2022 and January 1, 2022, there were 222,588 and 238,729 shares, respectively, of Series A-1 Preferred Stock outstanding.

Note 18: Loss Per Share

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the applicable period. Basic weighted average common shares outstanding do not include shares of restricted stock that have not yet vested, although such shares are included as outstanding shares in the Company’s Consolidated Balance Sheet. Diluted net loss per share is computed using the weighted average number of common shares outstanding and if dilutive, potential common shares outstanding during the period. Potential common shares consist of the additional common shares issuable in respect of restricted share awards, stock options and convertible preferred stock. As discussed in Note 17 above, 16,141 shares of Series A-1 Preferred Stock were converted into 322,820 shares of the Company's common stock. For purposes of determining the weighted average common shares outstanding for the 13 weeks and 26 weeks ended July 2, 2022, respectively, these shares are considered to be outstanding for the entire period.

The following table presents the computation of basic and diluted net loss per share (in $000’s, except share and per–share data):

	For the Thirteen Weeks Ended		For the Twenty Six Weeks Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net income	$10,687	$(4,979)	$11,898	$(4,477)
Basic
Basic income (loss) per share	$3.39	$(2.07)	$3.78	$(1.94)
Weighted average common shares outstanding	3,150,230	2,405,410	3,150,230	2,312,024
Diluted
Diluted income (loss) per share	$3.06	$(2.07)	$3.40	$(1.94)
Weighted average common shares outstanding	3,496,250	2,405,410	3,496,250	2,312,024

Potentially dilutive securities totaling 117,500 and 78,000 were excluded from the calculation of diluted earnings per share for the 26 weeks ended July 2, 2022 and July 3, 2021, respectively, because the effects were anti-dilutive based on the application of the treasury stock method. Additionally, 205,287 shares of Series A-1 Preferred Stock, convertible into 4,105,732 of the Company’s common shares, were excluded from the calculation of diluted earnings per share as, by agreement, these shares could not be converted as of July 2, 2022.

Note 19: Major Customers and Suppliers

For the 13 weeks ended July 2, 2022, eight customers represented approximately 50% of the Company’s total revenue. For the 13 weeks and 26 weeks ended July 3, 2021, one customer represented approximately 14% of the Company's total revenue. For the 26 weeks ended July 2, 2022, four customers represented approximately 33% of the Company’s total revenue. For the 26 weeks ended July 3, 2021, one customer represented approximately 17% of the Company's total revenue

As of July 2, 2022, four customers represented a combined 39% of the Company’s total trade receivables. As of January 1, 2022, five customers represented five percent or more than of the Company's total trade receivables, and represented 38% of the Company's trade receivables in aggregate.

During the 26 weeks ended July 2, 2022 and July 3, 2021, the Company purchased appliances for resale from five and four suppliers, respectively. The Company has, and is continuing to, secure other vendors from which to purchase appliances. However, the curtailment or loss of one of these suppliers or any appliance supplier could adversely affect the Company’s operations.

Note 20: Defined Contribution Plan

The Company has a defined contribution salary deferral plan covering substantially all employees under Section 401(k) of the Internal Revenue Code. The Company contributes an amount equal to 10 cents for each dollar contributed by each employee up to a maximum of 5% of each employee’s compensation. The Company recognized expense for contributions to the plans of approximately $9,000 and $6,000 for the 13 weeks ended July 2, 2022 and July 3, 2021, respectively, and approximately $16,000 and $6,000 for the 26 weeks ended July 2, 2022 and July 3, 2021, respectively.

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

The following tables present our segment information for the 26 weeks ended July 2, 2022 and July 3, 2021 (in $000's):

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Revenues
Biotechnology	$—	$—	$—	$—
Recycling	10,538	8,606	19,862	17,278
Technology	—	—	—	—
Total Revenues	$10,538	$8,606	$19,862	$17,278
Gross profit
Biotechnology	$—	$—	$—	$—
Recycling	1,649	1,743	3,502	3,164
Technology	—	—	—	—
Total Gross profit	$1,649	$1,743	$3,502	$3,164
Operating Income (loss)
Biotechnology	$(110)	$(808)	$(352)	$(1,050)
Recycling	(1,147)	(1,099)	(1,993)	(2,027)
Technology	12,089	(945)	12,085	(1,884)
Total Operating income (loss)	$10,832	$(2,852)	$9,740	$(4,961)
Depreciation and amortization
Biotechnology	$—	$—	$—	$—
Recycling	137	110	268	218
Technology	—	935	2	1,872
Total Depreciation and amortization	$137	$1,045	$270	$2,090
Interest (income) expense, net
Biotechnology	$—	$—	$—	$—
Recycling	98	125	290	198
Technology	—	—	—	—
Total Interest expense, net	$98	$125	$290	$198
Net income (loss) before benefit from income taxes
Biotechnology	$(110)	$(808)	$(352)	$(1,050)
Recycling	(1,464)	(2,992)	26	(1,353)
Technology	12,265	(974)	12,231	(1,871)
Total Net income (loss) before benefit from income taxes	$10,691	$(4,774)	$11,905	$(4,274)

	As of July 2, 2022	As of January 1, 2022
Assets
Biotechnology	$—	$—
Recycling	27,519	15,165
Technology	—	—
Total Assets	$27,519	$15,165

Intangible assets
Biotechnology	$—	$—
Recycling	345	268
Technology	—	—
Total Intangible assets	$345	$268

Note 22: Related Parties

Shared Services

Tony Isaac, the Company’s Chief Executive Officer, is the father of Jon Isaac, President and Chief Executive Officer of Live Ventures Incorporated (“Live Ventures”) and managing member of Isaac Capital Group LLC (“ICG”), a greater than 5% stockholder of the Company. Tony Isaac, Chief Executive Officer, and Richard Butler, Board of Directors member of the Company, are members of the Board of Directors of Live Ventures. The Company also shares certain executive, accounting and legal services with Live Ventures. The total services shared were approximately $92,000 and $69,000 for the 13 weeks ended July 2, 2022 and July 3, 2021, respectively, and approximately $167,000 and $133,000 for the 26 weeks ended July 2, 2022 and July 3, 2021, respectively. Customer Connexx rents approximately 9,900 square feet of office space from Live Ventures in Las Vegas, Nevada. The total rent and common area expense was approximately $52,000 and $55,000 for the 13 weeks ended July 2, 2022 and July 3, 2021, respectively, and approximately $108,000 and $106,000 for the 26 weeks ended July 2, 2022 and July 3, 2021, respectively.

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

On October 13, 2021, a hearing was held to consider approval of a disclosure statement filed by ApplianceSmart in conjunction with its bankruptcy proceedings. On December 14, 2021, a hearing was held to confirm ApplianceSmart’s plan for reorganization (the “Plan”). On January 10, 2022, ApplianceSmart paid $25,000 to JanOne in settlement of its debt, as provided for in the confirmed Plan, and the ApplianceSmart Note was reversed. A final decree was issued by the court on February 28, 2022, upon the full satisfaction of the Plan, at which time ApplianceSmart emerged from Chapter 11. The outstanding balance of the ApplianceSmart Note at July 2, 2022 and January 1, 2022 was zero and approximately $3.0 million, respectively, exclusive of the impairment charge.

For discussion related to potential obligations and or guarantees under ApplianceSmart Leases, see Note 15.

Related Party ICG Group Note

On August 28, 2019, ARCA Recycling entered into and delivered to ICG a secured revolving line of credit promissory note, whereby ICG agreed to provide ARCA Recycling with a $2.5 million revolving credit facility (the “ICG Note”). The ICG Note originally matured on August 28, 2020. On August 25, 2020, the ICG Note was amended to extend the maturity date to December 31, 2020. On March 30, 2021, ARCA Recycling entered into a Second Amendment and Waiver (the “Second Amendment”) to the ICG Note to further extend the maturity date to August 18, 2021 and waive certain defaults under the ICG Note. The ICG Note bears interest at 8.75% per annum and provides for the payment of interest, monthly in arrears. ARCA Recycling will pay a loan fee of 2.0% on each borrowing made under the ICG Note. In connection with entering into the ICG Note, the Borrower also entered into a security agreement in favor of the Lender, pursuant to which ARCA Recycling granted a security interest in all of its assets to the Lender. The obligations of ARCA Recycling under the ICG Note are guaranteed by the Company. The foregoing transaction did not include the issuance of any shares of the Company’s common stock, warrants, or other derivative securities. As of January 1, 2022, the balance due on ICG note was $1.0 million. Beginning in April 2022, the revolving credit facility will convert to a term note that amortizes ratably through its maturity date of March 2026. The principal amount of the note is $1.0 million, and bears interest at 8.75% per annum. Monthly payments on this note will be approximately $24,767. ICG is a record and beneficial owner of 13.9% of the outstanding common stock of the Company. Jon Isaac is the manager and sole member of ICG, and the son of Tony Isaac, the Chief Executive Officer of JanOne and ARCA Recycling. As of July 2, 2022, the principal balance of the note is approximately $947,000.

ARCA Purchasing Agreement

On April 5, 2022, ARCA entered into a Purchasing Agreement with Live Ventures. Pursuant to the agreement, Live agrees to purchase inventory from time to time for ARCA, as set forth in submitted purchase orders. The inventory is owned by Live until which time payment by ARCA is received. All purchases made by the ARCA shall be paid back to Live in full plus an additional five percent surcharge or broker-type fee. The term of the Agreement is one year, and automatically renews if not terminated by either party, as provided for in the Agreement.

Note 23. Sale of ARCA and Connexx

On February 19, 2021, the Company, together with its subsidiaries (a) ARCA Recycling, Inc., a California corporation (“ARCA”), and (b) Customer Connexx LLC, a Nevada limited liability company (“Connexx”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) with (i) ARCA Affiliated Holdings Corporation, a Delaware corporation, (ii) ARCA Services Inc., a Delaware corporation, and (iii) Connexx Services Inc, a Delaware corporation (collectively, the “Buyers”), pursuant to which the Buyers agreed to acquire substantially all of the assets, and assume certain liabilities, of ARCA and Connexx (the “Disposition Transaction”). The principal of the Buyers is Virland A. Johnson, our Chief Financial Officer. The Disposition Transaction was previously expected to be consummated on or before August 18, 2021 (the "Outside Date"). On August 12, 2021, the parties entered into Amendment No. One to Asset Purchase Agreement (the “Recycling Sale Amendment”) to extend the Outside Date to September 30, 2021. In the event the Disposition Transaction is not closed by such date, the Purchase Agreement may be terminated and, in accordance with its terms, the Buyers may be required to pay to us a “break fee” of $250,000. On November 14, 2021, the parties entered into Amendment No. Two to the Asset Purchase Agreement, which provided for the immediate termination of the transactions proposed by the Purchase Agreement, as amended by the Recycling Sale Amendment, and for an amendment for the Buyers to pay to us a “break fee.” The break fee was amended to an aggregate of $100,000, payable in two $50,000 installments: (i) the first of which is due on or around August 12, 2022 (the one-year anniversary of the Recycling Sale Agreement and which at the time of filing has not yet been paid) and (ii) the second of which is due to be paid not later than the last day of our next fiscal year. However, if, prior to the date on which either installment of the amended break fee is payable, we sell ARCA and Connexx to an otherwise unaffiliated third party for an aggregate amount less than $25 million, then the Buyers will be relieved of their obligation to pay to us any not-yet-then-due installment of the break fee. Additionally, if, prior to the date on which the second installment of the amended break fee is payable, we have not sold ARCA and Connexx to any third party, then the Buyers will be relieved of their obligation to pay to us the second installment of the break fee. Finally, if, prior to a date on which either installment of the amended break fee is due, we sell ARCA and Connexx to the Buyers, then, the purchase price therefore will be reduced by an amount equivalent to any break fee that had been previously paid to us by the Buyers and the Buyers shall also be relieved of their obligation to pay to us any not-yet-due installment of the break fee.

Note 24. Sale of GeoTraq

On May 24, 2022, the Company entered into an Asset Purchase Agreement with SPYR Technologies Inc., pursuant to which the Company sold to SPYR substantially all the assets and none of the liabilities of its wholly-owned subsidiary GeoTraq Inc. The aggregate purchase price for the GeoTraq Assets was $13.5 million, payable in cash and shares of SPYR’s common stock. As of the closing of the transaction on May 24, 2022, SPYR issued to the Company 30,000,000 shares of its common stock at $0.03 per share, and delivered a five-year Promissory Note in the principal amount of $12.6 million. The Promissory Note bears simple interest at the rate of 8% per annum, provides quarterly interest payments due the first day of each calendar quarter, and may be prepaid at any time without penalty. Quarterly interest payments may be made in cash or in SPYR's restricted common stock. The Promissory Note matures on May 23, 2027.

In connection with the Asset Purchase Agreement, the Company employed an independent third-party firm to assess the fair value of the 30,000,000 shares of SPYR stock and the Promissory Note. The assessment determined that the fair market value of the SPYR common stock was approximately $946,000, or approximately $0.032 per share, which was approximately $46,000 greater than the amount of the shares received at close. The Promissory Note was valued at approximately $11.3 million, which was approximately $1.4 million less than the Note issued. Consequently, the Company recorded the shares of SPYR stock at fair market value of $946,000, and recorded a discount offsetting the Promissory Note in the amount of $1.35 million. The discount will be accreted ratably over the term of the Promissory Note, and recorded as interest income. Additionally, approximately $105,000 in GeoTraq inventory was transferred as part of the sale, and was, thus, derecognized.

The following table illustrates the calculation of the gain on sale of GeoTraq, as shown on the income statement (in $000's):

Purchase price	$13,500
Discount on note receivable	(1,350)
Premium on shares received	46
Derecognition of GeoTraq inventory	(105)
Gain on sale	$12,091

Note 25. Subsequent event

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

Overview

We are focused on finding treatments for conditions that cause severe pain and bringing to market drugs with non-addictive pain-relieving properties. In addition, through our subsidiaries ARCA Recycling, Connexx, and ARCA Canada, we are engaged in the business of recycling major household appliances in North America by providing turnkey appliance recycling and replacement services for utilities and other sponsors of energy efficiency programs. Also, through our GeoTraq Inc. subsidiary, we have been engaged in the development, design of wireless transceiver modules with technology that provides LBS directly from global Mobile IoT networks. However, Our GeoTraq subsidiary has not generated any revenue to date, including in the fiscal year ended January 1, 2022. Consequently, during the year ended January 1, 2022, the Company took a full write-down of the unamortized portion of the GeoTraq intangible asset of approximately $9.8 million. Further, as discussed in Note 24 above, on May 24, 2022, we sold substantially all of the GeoTraq assets.

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
•
Technology: We have suspended all operations for GeoTraq, and, on May 24, 2022, sold substantially all of the GeoTraq assets.

For the 13 weeks ended July 2, 2022 and July 3, 2021

Results of Operations

The following table sets forth certain statement of operations items and as a percentage of revenue, for the periods indicated (in $000's):

	13 Weeks Ended		13 Weeks Ended
	July 2, 2022		July 3, 2021
Statement of Operations Data:
Revenue	$10,538	100.0%	$8,606	100.0%
Cost of revenue	8,889	84.4%	6,863	79.7%
Gross profit	1,649	15.6%	1,743	20.3%
Selling, general and administrative expense	2,908	27.6%	4,595	53.4%
Gain on sale of GeoTraq	(12,091)	-114.7%	—	0.0%
Operating income (loss)	10,832	102.8%	(2,852)	-33.1%
Interest expense, net	(98)	-0.9%	(125)	-1.5%
Gain on settlement of vendor advance payments	—	0.0%	131	1.5%
Loss on litigation settlement	—	0.0%	(1,950)	-22.7%
Unrealized loss on marketable securities	(376)	-3.6%	—	0.0%
Other income	333	3.2%	22	0.3%
Net income (loss) before income taxes	10,691	101.5%	(4,774)	-55.5%
Provision for income taxes	4	0.0%	205	2.4%
Net income (loss)	$10,687	101.4%	$(4,979)	-57.9%

The following tables set forth revenues for key product and service categories, percentages of total revenue and gross profits earned by key product and service categories and gross profit percent as compared to revenues for each key product category indicated (in $000's):

	13 Weeks Ended		13 Weeks Ended
	July 2, 2022		July 3, 2021
	Net	Percent	Net	Percent
	Revenue	of Total	Revenue	of Total
Revenue
Recycling and Byproducts	$5,139	48.8%	$4,888	73.3%
Replacement Appliances	5,399	51.2%	3,718	26.7%
Total Revenue	$10,538	100.0%	$8,606	100.0%

	13 Weeks Ended		13 Weeks Ended
	July 2, 2022		July 3, 2021
	Gross	Gross	Gross	Gross
	Profit	Profit %	Profit	Profit %
Gross Profit
Recycling and Byproducts	$(107)	-2.1%	$519	10.6%
Replacement Appliances	1,756	0.0%	1,224	32.9%
Total Gross Profit	$1,649	15.6%	$1,743	20.3%

Revenue

Revenue increased by approximately $1.9 million, or 22.4%, for the 13 weeks ended July 2, 2022, as compared to the 13 weeks ended July 3, 2021. The increase is primarily due to increased customer demand, and strong commodity markets.

Cost of Revenue

Cost of revenue increased by approximately $2.0 million, or 29.5%, for the 13 weeks ended July 2, 2022, as compared to the 13 weeks ended July 3, 2021, due to increased sales volume.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased by approximately $1.7 million, or 36.7%, for the 13 weeks ended July 2, 2022, as compared to the 13 weeks ended July 3, 2021, primarily due to the suspension of operations of GeoTraq, as well decreases in stock-based compensation and professional fees, offset by increases in labor costs.

Interest Expense, net

Interest expense, net decreased by approximately $27,000 for the 13 weeks ended July 2, 2022, as compared to the 13 weeks ended July 3, 2021 primarily due to interest income recorded in connection with the sale of GeoTraq.

Gain on Sale of GeoTraq

During the 13 weeks ended July 2, 2022, we recorded a gain on the sale of GeoTraq of approximately $12.1 million. See Note 24 of unaudited Condensed Consolidated Financial Statements.

Unrealized Loss on Marketable Securities

For the 13 weeks ended July 2, 2022, an unrealized loss on marketable securities of approximately $376,000 was recorded to mark to fair value securities received in connection to the sale of GeoTraq. See Note 24 of unaudited Consolidated Financial Statements. There were no similar transactions for the 13 weeks ended July 3, 2021.

Gain on Settlement of Vendor Advance Payments

For the 13 weeks ended July 3, 2021, a portion of the vendor advance payments were settled, which resulted in a gain of approximately $131,000. There were no similar transactions for the 13 weeks ended July 2, 2022.

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

Operating loss by operating segment, is defined as loss before net interest expense, other income and expense, provision for income taxes ($000’s):

	13 Weeks Ended July 2, 2022				13 Weeks Ended July 3, 2021
	Biotechnology	Recycling	Technology	Total	Biotechnology	Recycling	Technology	Total
Revenue	$—	$10,538	$—	$10,538	$—	$8,606	$—	$8,606
Cost of revenue	—	8,889	—	8,889	—	6,863	—	6,863
Gross profit	—	1,649	—	1,649	—	1,743	—	1,743
Selling, general and administrative expense	110	2,796	(12,089)	(9,183)	808	2,842	945	4,595
Operating income (loss)	$(110)	$(1,147)	$12,089	$10,832	$(808)	$(1,099)	$(945)	$(2,852)

Biotechnology Segment

Our biotechnology segment incurred expenses of approximately $110,000 and $808,000 related to employee costs and professional services related to research for the 13 weeks ended July 2, 2022 and July 3, 2021, respectively.

Recycling Segment

The recycling segment consists of ARCA Recycling, Customer Connexx, and ARCA Canada. Revenue for the 13 weeks ended July 2, 2022, increased by approximately $1.9, or 22.4%, as compared to the prior year period. Replacement services were up by approximately $1.7, period over period, primarily due to strong consumer demand. Recycling services increased by approximately $144,000 primarily due to by strong consumer demand. Byproducts increased by approximately $76,400 primarily due to strong commodity markets. Marketing services increased by approximately $28,400 primarily due to high demand from utility customers recycling services programs.

Cost of revenue for the 13 weeks ended July 2, 2022, increased by approximately $2.0, or 29.5%, as compared to the prior year period, due to increased sales volumes.

Operating loss for the 13 weeks ended July 2, 2022, increased by approximately $48,000, or 5.9%, as compared to the prior year period. The increase is due to an increase in gross profit of approximately $432,000, offset by an increase in selling, general and administrative expenses of approximately $592,000.

Technology Segment

The technology segment consists of GeoTraq. Results for the 13 weeks ended July 2, 2022 includes income of approximately $12.1 million, as compared to a loss of $945,000 for the 13 weeks ended July 3, 2021. The increase is due to income from the sale of GeoTraq. See Note 24 of unaudited Consolidated Financial Statements.

For the 26 weeks ended July 2, 2022 and July 3, 2021

Results of Operations

The following table sets forth certain statement of operations items and as a percentage of revenue, for the periods indicated (in $000's):

	26 Weeks Ended		26 Weeks Ended
	July 2, 2022		July 3, 2021
Statement of Operations Data:
Revenue	$19,862	100.0%	$17,278	100.0%
Cost of revenue	16,360	82.4%	14,114	81.7%
Gross profit	3,502	17.6%	3,164	18.3%
Selling, general and administrative expense	5,853	29.5%	8,125	47.0%
Gain on sale of GeoTraq	(12,091)	-73.9%	—	0.0%
Operating income (loss)	9,740	49.0%	(4,961)	-28.7%
Interest expense, net	(290)	-1.5%	(198)	-1.1%
Gain on Payroll Protection Program loan forgiveness	—	0.0%	1,872	10.8%
Gain on settlement of vendor advance payments	—	0.0%	941	5.4%
Gain (loss) on litigation settlement, net	1,835	9.2%	(1,950)	-11.3%
Gain on reversal of contingency loss	637	3.2%	—	0.0%
Unrealized loss on marketable securities	(376)	-1.9%	—	0.0%
Other income, net	359	1.8%	22	0.1%
Net income (loss) before income taxes	11,905	59.9%	(4,274)	-24.7%
Provision for income taxes	7	0.0%	203	1.2%
Net income (loss)	$11,898	59.9%	$(4,477)	-25.9%

The following tables set forth revenues for key product and service categories, percentages of total revenue and gross profits earned by key product and service categories and gross profit percent as compared to revenues for each key product category indicated (in $000's):

	26 Weeks Ended		26 Weeks Ended
	July 2, 2022		July 3, 2021
	Net	Percent	Net	Percent
	Revenue	of Total	Revenue	of Total
Revenue
Recycling and Byproducts	$9,516	47.9%	$8,866	51.3%
Replacement Appliances	10,346	52.1%	8,412	48.7%
Total Revenue	$19,862	100.0%	$17,278	100.0%

	26 Weeks Ended		26 Weeks Ended
	July 2, 2022		July 3, 2021
	Gross	Gross	Gross	Gross
	Profit	Profit %	Profit	Profit %
Gross Profit
Recycling and Byproducts	$(132)	-1.4%	$462	5.2%
Replacement Appliances	3,634	35.1%	2,702	32.1%
Total Gross Profit	$3,502	17.6%	$3,164	18.3%

Revenue

Revenue increased by approximately $2.6 million, or 15%, for the 26 weeks ended July 2, 2022, as compared to the 26 weeks ended July 3, 20212. The increase is primarily due to increased customer demand, and strong commodity markets.

Cost of Revenue

Cost of revenue increased by approximately $2.2 million, or 15.9%, for the 26 weeks ended July 2, 2022, as compared to the 26 weeks ended July 3, 2021, due to increased sales volume.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased by approximately $2.3, or 28%, for the 26 weeks ended July 2, 2022, as compared to the 26 weeks ended July 3, 2021, primarily due to the suspension of operations of GeoTraq, as well decreases in stock-based compensation and other corporate expenses and professional fees, offset by increases in labor costs.

Interest Expense, net

Interest expense, net increased by approximately $92,000 for the 26 weeks ended July 2, 2022, as compared to the 26 weeks ended July 3, 2021 primarily due to interest on notes payable, partially offset by interest income recorded in connection with the sale of GeoTraq.

Gain on Sale of GeoTraq

During the 26 weeks ended July 2, 2022, we recorded a gain on the sale of GeoTraq of approximately $12.1 million. See Note 24 of unaudited Condensed Consolidated Financial Statements.

Unrealized Loss on Marketable Securities

For the 26 weeks ended July 2, 2022, an unrealized loss on marketable securities of approximately $376,000 was recorded to to mark to fair value securities received in connection to the sale of GeoTraq. See Note 24 of unaudited Consolidated Financial Statements. There were no similar transactions for the 26 weeks ended July 3, 2021.

Gain on Litigation Settlement, net

Gain on litigation settlement includes the receipt of a $1.95 million payment from Sompo International Companies (“Sompo”) in exchange for a full release in favor of Sampo from liability for both the GeoTraq and SEC-related matters, partially offset by an accrual of approximately $115,000 to finalize the Blackhawk settlement.

Gain on Reversal of Contingency Loss

Gain on reversal of continency loss reverses approximately $637,000 in contingent liabilities relating to guarantees of ApplianceSmart leases that no longer exist as a result of ApplianceSmart's emergence from bankruptcy (see Notes 6 and 11 to the unaudited financial statements).

Gain on Settlement of Vendor Advance Payments

For the 26 weeks ended July 3, 2021, a portion of the vendor advance payments were settled, which resulted in a gain of approximately $941,000. There were no similar transactions for the 26 weeks ended July 2, 2022.

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

Operating loss by operating segment, is defined as loss before net interest expense, other income and expense, provision for income taxes ($000’s):

	26 Weeks Ended July 2, 2022				26 Weeks Ended July 3, 2021
	Biotechnology	Recycling	Technology	Total	Biotechnology	Recycling	Technology	Total
Revenue	$—	$19,862	$—	$19,862	$—	$17,278	$—	$17,278
Cost of revenue	—	16,360	—	16,360	—	14,114	—	14,114
Gross profit	—	3,502	—	3,502	—	3,164	—	3,164
Selling, general and administrative expense	352	5,495	(12,085)	(6,238)	1,050	5,191	1,884	8,125
Operating income (loss)	$(352)	$(1,993)	$12,085	$9,740	$(1,050)	$(2,027)	$(1,884)	$(4,961)

Biotechnology Segment

Our biotechnology segment incurred expenses of approximately $352,000 and $1.1 million related to employee costs and professional services related to research for the 26 weeks ended July 2, 2022 and July 3, 2021, respectively.

Recycling Segment

The recycling segment consists of ARCA Recycling, Customer Connexx, and ARCA Canada. Revenue for the 26 weeks ended July 2, 2022, increased by approximately $2.6 million, or 15%, as compared to the prior year period. Replacement services were up by approximately $1.9, period over period, primarily due to strong consumer demand. Recycling services increased by approximately $359,000 primarily due to by strong consumer demand. Byproducts increased by approximately $179,000 primarily due to strong commodity markets. Marketing services increased by approximately $109,000 primarily due to high demand from utility customers recycling services programs.

Cost of revenue for the 26 weeks ended July 2, 2022, increased by approximately $2.2 million, or 15.9%, as compared to the prior year period, due to increased sales volumes.

Operating loss for the 26 weeks ended July 2, 2022, decreased by approximately $34,000, or 1.7%, as compared to the prior year period. The increase is due to an increase in gross profit of approximately $432,000, offset by an increase in selling, general and administrative expenses of approximately $592,000.

Technology Segment

The technology segment consists of GeoTraq. Results for the 26 weeks ended July 2, 2022 includes income of approximately $12.1 million, as compared to a loss of approximately $1.9 million for the 26 weeks ended July 3, 2021. The increase is due to income from the sale of GeoTraq.

Liquidity and Capital Resources

Overview

As of July 2, 2022, we had total cash on hand of approximately $1.2 million. As we continue to prepare to begin late-stage clinical development with our pharmaceutical product, JAN101, and potentially pursue strategic transactions to expand and grow our business, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

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

Cash Flows

During the 26 weeks ended July 2, 2022, cash provided by operations was approximately $1.5 million, compared to cash used in operations of approximately $2.3 million during the 26 weeks ended July 3, 2021. The increase in cash used in operations was primarily due to results of operations, as discussed above.

Cash used in investing activities was approximately $910,000 and $1.5 million, respectively, for the 26 weeks ended July 2, 2022 and the 26 weeks ended July 3, 2021, primarily related to purchases of property and equipment and intangibles.

Cash used in financing activities was approximately $103,000 for the 26 weeks ended July 2, 2022, and was primarily due to the repayment of debt obligations. Cash provided by financing activities was approximately $7.2 million for the 26 weeks ended July 3, 2021 primarily due to net proceeds received from an equity financing in the amount approximately $5.5 million.

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

We acknowledge that we continue to face a challenging competitive environment as we continue to focus on our overall profitability, including managing expenses. We reported net income of approximately $11.9 million and a net loss of approximately $4.5 million, respectively, for the 26 weeks ended July 2, 2022 and July 3, 2021. In addition, the Company has total current assets of approximately $6.8 million and total current liabilities of approximately $18.9 million resulting in a net negative working capital of approximately $12.1 million as of July 2, 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Control and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer (our CEO) and principal financial officer (our CFO), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of July 2, 2022, the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended July 2, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of July 2, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 regarding Internal Control – Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting was not effective as of July 2, 2022.

Management noted material weaknesses in internal control when conducting their evaluation of internal control as of July 2, 2022. (1) Insufficient information technology general controls (“ITGC”) and segregation of duties. It was noted that people who were negotiating a contract, were also involved in approving invoices without proper oversight. Additional controls and procedures are necessary and are being implemented to have check and balance on significant transactions and governance with those charged with governance authority. (2) Inadequate control design or lack of sufficient controls over significant accounting processes. The cutoff and reconciliation procedures were not effective with certain accrued and deferred expenses. (3) Insufficient assessment of the impact of potentially significant transactions, and (4) Insufficient processes and procedures related to proper recordkeeping of agreements and contracts. In addition, contract to invoice reconciliation was not effective with certain transportation service providers. As part of its remediation plan, processes and procedures have been implemented to help ensure accruals and invoices are reviewed for accuracy and properly recorded in the appropriate period. These material weaknesses remained outstanding as of the filing date of this quarterly report on Form 10-Q and management is currently working to remedy these outstanding material weaknesses.

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

On April 13, 2022, we received a notice from The NASDAQ Stock Market (“Nasdaq”) that we did not presently comply with Nasdaq’s Listing Rule 5550(b)(1) (the “Rule”) that requires a Company to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing. The notice did not have any immediate effect on the listing of our common stock on the Nasdaq Capital Market and we had 45 calendar days from the date of the notice to submit a plan to Nasdaq to regain compliance with Nasdaq’s continued listing rules. We submitted such a plan on May 31, 2022, wherein we discussed the GeoTraq sale (see Note 24) and how that placed the Company back into compliance with the Rule. As of the filing date, we have received no further communication on the matter.

Item 2. Unregistered Sales of Equity Securities and Use of funds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Index to Exhibits

Exhibit Number		Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.28		Asset Purchase Agreement between JanOne Inc. and SPYR Technologies Inc., dated May 24, 2022	8-K	0-19621	10.28	5/31/22

10.29		Promissory Note of SPYR Technologies Inc. in favor of JanOne Inc., dated May 24, 2022	8-K	0-19621	10.29	5/31/22

31.1	*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	Inline XBRL Instance Document

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document

101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed herewith.

† Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

JanOne Inc.
(Registrant)

Date:	August 16, 2022	By:	/s/ Tony Isaac
Tony Isaac
Chief Executive Officer
(Principal Executive Officer)

Date:	August 16, 2022	By:	/s/ Virland A. Johnson
Virland A. Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)