Form 10-Q
period 2022-10-01
JanOne Inc.
filed 2022-11-14
CIK 862861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 1, 2022

or

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

As of November 11, 2022, there were 3,150,230 outstanding shares of the registrant’s common stock, with a par value of $0.001.

JANONE INC.

INDEX TO FORM 10-Q

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	3

	Unaudited Condensed Consolidated Balance Sheets as of October 1, 2022 and January 1, 2022	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the 13 weeks and 39 weeks ended October 1, 2022 and October 2, 2021	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the 39 weeks ended October 1, 2022 and October 2, 2021	5

	Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the 13 weeks and 39 weeks ended October 1, 2022 and October 2, 2021	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	36

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults Upon Senior Securities	38

Item 4.	Mine Safety Disclosures	38

Item 5	Other Information	39

Item 6.	Exhibits	40

SIGNATURES		41

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

JANONE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per-share amounts)

	October 1, 2022	January 1, 2022
	(Unaudited)
Assets
Cash and cash equivalents	$868	$705
Trade and other receivables, net	6,834	4,220
Inventories	415	1,209
Prepaid expenses and other current assets	1,248	1,423
Total current assets	9,365	7,557
Property and equipment, net	2,656	2,113
Right to use asset - operating leases	5,733	3,671
Intangible assets, net	328	268
Note receivable, net	11,345	—
Marketable securities	300	—
Deposits and other assets	1,577	1,556
Total assets	$31,304	$15,165
Liabilities and Stockholders' Equity (Deficit)
Liabilities:
Accounts payable	$6,065	$5,266
Accrued liabilities - other	5,575	5,232
Accrued liability - California Sales Taxes	6,202	6,022
Lease obligation short–term - operating leases	1,711	1,304
Short–term debt	3,657	288
Current portion of notes payable	406	261
Current portion of related party note payable	228	1,000
Total current liabilities	23,844	19,373
Lease obligation long term - operating leases	4,179	2,470
Notes payable - long term portion	1,425	1,318
Long-term portion related party note payable	665	—
Other noncurrent liabilities	46	680
Total liabilities	30,159	23,841
Commitments and contingencies (Note 16)
Stockholders' equity (deficit):
Preferred stock, series A - par value $0.001 per share 2,000,000 authorized, 222,588 and 238,729 shares issued and outstanding at October 1, 2022 and January 1, 2022, respectively	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 3,150,230 and 2,827,410 shares issued and outstanding at October 1, 2022 and January 1, 2022, respectively	3	2
Additional paid-in capital	45,747	45,743
Accumulated deficit	(43,988)	(53,804)
Accumulated other comprehensive loss	(617)	(617)
Total stockholders' equity (deficit)	1,145	(8,676)
Total liabilities and stockholders' equity (deficit)	$31,304	$15,165

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JANONE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(Dollars in thousands, except per-share)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Revenues	$8,587	$12,113	$28,449	$29,391
Cost of revenues	7,553	9,032	23,913	23,146
Gross profit	1,034	3,081	4,536	6,245
Operating expenses:
Selling, general and administrative expenses	2,858	3,925	8,711	12,050
Gain on sale of GeoTraq	—	—	(12,091)	—
Operating income (loss)	(1,824)	(844)	7,916	(5,805)
Other income (expense):
Interest income (expense), net	36	(125)	(254)	(323)
Gain on Payroll Protection Program loan forgiveness	—	—	—	1,872
Gain (loss) on litigation settlement, net	—	—	1,835	(1,950)
Gain on settlement of vendor advance payments	—	11	—	952
Gain on reversal of contingency loss	—	—	637	—
Unrealized loss on marketable securities	(270)	—	(646)	—
Other income, net	—	23	359	45
Total other income (expense), net	(234)	(91)	1,931	596
Income (loss) from operations before provision for income taxes	(2,058)	(935)	9,847	(5,209)
Provision for income taxes	16	33	23	236
Net income (loss)	$(2,074)	$(968)	$9,824	$(5,445)
Net income per share:
Basic income per share	$(0.66)	$(0.34)	$3.12	$(2.09)
Diluted income per share	$(0.66)	$(0.34)	$2.81	$(2.09)
Weighted average common shares outstanding:
Basic	3,150,230	2,827,410	3,150,230	2,601,827
Diluted	3,150,230	2,827,410	3,496,003	2,601,827
Net income (loss)	$(2,074)	$(968)	$9,824	$(5,445)
Other comprehensive loss, net of tax:
Effect of foreign currency translation adjustments	—	—	—	(42)
Total other comprehensive income loss, net of tax	—	—	—	(42)
Comprehensive income (loss)	$(2,074)	$(968)	$9,824	$(5,487)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JANONE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Thirty-Nine Weeks Ended
	October 1, 2022	October 2, 2021
OPERATING ACTIVITIES:
Net income (loss)	$9,824	$(5,445)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	347	3,136
Amortization of debt issuance costs	10	—
Stock based compensation expense	4	274
Accretion of note receivable discount	(95)	—
Gain on legal settlement	(115)	—
Gain on Payroll Protection Program loan forgiveness	—	(1,872)
Gain on settlement of vendor advance payments	—	(952)
Gain on reversal of contingent liability	(637)	—
Gain on sale of GeoTraq	(12,091)	—
Unrealized loss on marketable securities	646	—
Changes in assets and liabilities:
Accounts receivable	(2,614)	(1,931)
Income taxes receivable	—	196
Prepaid expenses and other current assets	176	(71)
Inventories	689	478
Right of use assets	54	(995)
Lease liability	—	971
Accounts payable and accrued expenses	1,440	2,840
Deposits and other Assets	(29)	(114)
Net cash used in operating activities	(2,391)	(3,485)
INVESTING ACTIVITIES:
Purchases of property and equipment	(736)	(1,530)
Purchases of intangibles	(214)	(65)
Net cash used in investing activities	(950)	(1,595)
FINANCING ACTIVITIES:
Proceeds from equity financing, net	—	5,544
Proceeds from issuance of short-term notes payable	648	538
Proceeds from stock option exercise	—	27
Proceeds from notes payable	4,052	1,835
Payments on related party notes payable	(107)	—
Payments on notes payable	—	(58)
Payments on short-term notes payable	(1,089)	(323)
Net cash provided by financing activities	3,504	7,563
Effect of changes in exchange rate on cash and cash equivalents	—	(42)
INCREASE IN CASH AND CASH EQUIVALENTS	163	2,441
CASH AND CASH EQUIVALENTS, beginning of period	705	379
CASH AND CASH EQUIVALENTS, end of period	$868	$2,820
Supplemental cash flow disclosures:
Interest paid	$235	$146
Income taxes paid	54	28
Right to use asset - operating leases capitalized	1,902	1,815

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JANONE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

(UNAUDITED)

(Dollars in thousands)

	Series A Preferred		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Equity (Deficit)
Balance, January 1, 2022	238,729	$—	2,827,410	$2	$45,743	$(53,804)	$(617)	$(8,676)
Share based compensation	—	—	—	—	4	—	—	4
Other comprehensive loss	—	—	—	—	—	(8)	(41)	(49)
Net income	—	—	—	—	—	1,211	—	1,211
Balance, April 2, 2022	238,729	—	2,827,410	2	45,747	(52,601)	(658)	(7,510)
Series A-1 preferred converted	(16,141)	—	322,820	1	—	—	—	1
Other comprehensive income	—	—	—	—	—	—	41	41
Net income	—	—	—	—	—	10,687	—	10,687
Balance, July 2, 2022	222,588	—	3,150,230	3	45,747	(41,914)	(617)	3,219
Net income	—	—	—	—	—	(2,074)	—	(2,074)
Balance, October 1, 2022	222,588	$—	3,150,230	$3	$45,747	$(43,988)	$(617)	$1,145

	Series A Preferred		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Equity
Balance, January 1, 2021	259,729	$—	1,829,982	$2	$39,869	$(36,917)	$(588)	$2,366
Shares issued	—	—	571,428	—	5,544	—	—	5,544
Share based compensation	—	—	—	—	109	—	—	109
Stock option exercise	—	—	2,000	—	11	—	—	11
Other comprehensive loss	—	—	—	—	—	—	(42)	(42)
Net income	—	—	—	—	—	502	—	502
Balance, April 3, 2021	259,729	—	2,403,410	2	45,533	(36,415)	(630)	8,490
Share based compensation	—	—	—	—	71	—	—	71
Stock option exercise	—	—	4,000	—	16	—	—	16
Series A-1 preferred converted	(21,000)	—	420,000	—	—	—	—	—
Net loss	—	—	—	—	—	(4,979)	—	(4,979)
Balance, July 3, 2021	238,729	—	2,827,410	2	45,620	(41,394)	(630)	3,598
Share based compensation	—	—	—	—	94	—	—	94
Net loss	—	—	—	—	—	(968)	—	(968)
Balance, October 2, 2021	238,729	$—	2,827,410	$2	$45,714	$(42,362)	$(630)	$2,724

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

Going concern

The Company currently faces a challenging competitive environment and is focused on improving its overall profitability, which includes managing expenses. The Company reported a net loss of approximately $2.1 million and a net loss of approximately $968,000 for the 13 weeks ended October 1, 2022 and October 2, 2021, respectively, and net income of approximately $9.8 million and a net loss of approximately $5.4 million for the 39 weeks ended October 1, 2022 and October 2, 2021, respectively. In addition, as of October 1, 2022, the Company has total current assets of approximately $9.4 million and total current liabilities of approximately $23.8 million resulting in a net negative working capital of approximately $14.5 million.

The Company has available cash balances and funds available under its credit facility with Gulf Coast Bank and Trust (“Gulf Coast”) to provide sufficient liquidity to fund the entity’s operations and remodeling activities for at least the next twelve months. The Company expects to generate cash from operations for the remainder of fiscal year 2022, given its current cost cutting measures. However, the Company cannot be certain its efforts will suffice. The agreement with Gulf Coast allows the Company to obtain lending in the amount of the lesser of $7.0 million or its calculated borrowing base (see Note 15 below). The Company expects that it will be able to utilize the available funds under the credit facility to provide liquidity and to pursue acquisitions and other strategic transactions to expand and grow the business to enhance shareholder value. Management also regularly monitors capital market conditions to ensure no other conditions or events exist that may materially affect the Company’s financial conditions and liquidity and the Company may raise additional funds through borrowings or public or private sales of debt or equity securities, if necessary.

As of January 1, 2022, the Company had recorded a full impairment of the GeoTraq intangible asset. On May 24, 2022, the Company sold substantially all of the GeoTraq assets, as discussed in Note 24 below.

Based on the above, management has concluded that, as of October 1, 2022, the Company is not aware of, and did not identify, any other conditions or events that would cause the Company to not be able to continue business as a going concern for the next twelve months.

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

Reclassifications

Certain amounts in the prior period have been reclassified to conform to the current period presentation.

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

Financial Instruments

Financial instruments consist primarily of cash equivalents, trade and other receivables, notes receivable, and obligations under accounts payable, accrued expenses and notes payable. The carrying amounts of cash equivalents, trade receivables and other receivables, accounts payable, accrued expenses and short-term notes payable approximate fair value because of the short maturity of these instruments. The fair value of the long-term debt is calculated based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements, unless quoted market prices were available (Level 2 inputs). The carrying amounts of short-term debt at October 1, 2022 and January 1, 2022 approximate fair value.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase. Fair value of cash equivalents approximates carrying value.

Trade Receivables and Allowance for Doubtful Accounts

The Company carries unsecured trade receivables at the original invoice amount less an estimate made for doubtful accounts based on a monthly review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. The Company writes off trade receivables when deemed uncollectible. The Company records recoveries of trade receivables previously written off when payment is received. The Company considers a trade receivable to be past due if any portion of the receivable balance is outstanding for more than ninety days. The Company does not charge interest on past due receivables. The Company has no allowance for doubtful accounts as of October 1, 2022 or January 1, 2022.

Inventories

Inventories, consisting primarily of appliances, are stated at the lower of cost, determined on a specific identification basis, or net realizable value. The Company provides estimated provisions for the obsolescence of appliance inventories, including adjustment to market, based on various factors, including the age of such inventory and management’s assessment of the need for such provisions. We look at historical inventory aging reports and margin analyses in determining our provision estimate. A revised cost basis is used once a provision for obsolescence is recorded. The Company has no reserve for excess or obsolete inventory as of October 1, 2022 or January 1, 2022.

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

Based on a qualitative evaluation, for the year ended January 1, 2022, the Company recorded an impairment charge for the full unamortized balance of its GeoTraq intangible, in the amount of $9.8 million. The Company has recorded no impairment charges during the 13 weeks and 39 weeks ended October 1, 2022.

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

Assets Recognized from Costs to Obtain a Contract with a Customer

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company has concluded that no material costs have been incurred to obtain and fulfill our FASB Accounting Standards Codification, or ASC 606 contracts, meet the capitalization criteria, and as such, there are no material costs deferred and recognized as assets on the consolidated balance sheet at October 1, 2022 or January 1, 2022.

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

Advertising Expense

Advertising expense is charged to operations as incurred. The Company had $0 and $6,000 in advertising expenses for the 13 weeks and 39 weeks ended October 1, 2022 and October 2, 2021, respectively.

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

Concentration of Credit Risk

The Company maintains cash balances at several banks in several states including, California, Minnesota, and Nevada. Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution as of October 1, 2022. At times, balances may exceed federally insured limits.

Note 3: Trade and other receivables

The Company’s trade and other receivables as of October 1, 2022 and January 1, 2022, respectively, were as follows (in $000’s):

	October 1, 2022	January 1, 2022
Trade receivables, net	$6,315	$6,105
Factored accounts receivable	—	(2,194)
Prestige Capital reserve receivable	—	172
Other receivables	519	137
Trade and other receivables, net	$6,834	$4,220

Trade accounts receivable	$4,313	$4,449
Un–billed trade receivables	2,002	1,656
Total trade receivables, net	$6,315	$6,105

Note 4: Inventory

Appliances held for sale are stated at the lower of cost, determined on a specific identification basis, or net realizable value. Inventory raw material – chips, are stated at the lower of average cost or net realizable value. Total inventory consists of the following as of October 1, 2022 and January 1, 2022 (in $000’s):

	October 1, 2022	January 1, 2022
Appliances held for resale	$415	$1,104
Inventory – raw material – chips	—	105
Total inventory	$415	$1,209

The Company provides estimated provisions for the obsolescence of inventories, including adjustments to net realizable value, based on various factors, including the age of such inventory and our management’s assessment of the need for such provisions. The Company reviews historical inventory aging reports and margin analyses in determining our provision estimate. A revised cost basis is used once a provision for obsolescence is recorded. As of October 1, 2022 and January 1, 2022, the Company has recorded no inventory reserve.

Note 5: Prepaids and other current assets

Prepaids and other current assets as of October 1, 2022 and January 1, 2022 consist of the following (in $000’s):

	October 1, 2022	January 1, 2022
Prepaid insurance	$567	$493
Prepaid rent	—	180
Prepaid other	681	750
Total prepaid expenses and other current assets	$1,248	$1,423

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

On October 13, 2021, a hearing was held to consider approval of a disclosure statement filed by ApplianceSmart in conjunction with its bankruptcy proceedings. On December 14, 2021, a hearing was held to confirm ApplianceSmart’s plan for reorganization (the “Plan”). On January 10, 2022, ApplianceSmart paid $25,000 to JanOne in settlement of its debt, as provided for in the confirmed Plan, and the ApplianceSmart Note was reversed. A final decree was issued by the court on February 28, 2022, upon the full satisfaction of the Plan, at which time ApplianceSmart emerged from Chapter 11. The outstanding balance of the ApplianceSmart Note at October 1, 2022 and January 1, 2022 was zero and approximately $3.0 million, respectively, exclusive of the impairment charge.

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

As of October 1, 2022, no interest payments had been received in connection with the Asset Purchase Agreement. SPYR is reviewing options to issue shares permitting it to remain in compliance with the Asset Purchase Agreement and not violate rules as set forth by the SEC. Any future shares of SPYR stock issued to the Company will be restricted.

In connection with the asset sale, the Company engaged a third-party valuation firm to assess the fair value of the consideration received. Based on the valuation, the Promissory Note was valued at approximately $11.3 million. The amount of the discount, or approximately $1.3 million, has been recorded as an offset to the principal amount of the Promissory Note, and will be accreted ratably to interest income over the term of the Note. The balance appearing on the Company's unaudited Condensed Consolidated Balance Sheets represents the principal balance of the Promissory Note, net of the discount balance. During the 13 weeks and 39 weeks ended October 1, 2022, approximately $68,000 and $89,000, respectively, of the discount was recorded as interest income. As of October 1, 2022, the net principal balance on the Note was approximately $11.3 million.

Note 7: Property and Equipment

Property and equipment as of October 1, 2022 and January 1, 2022 consist of the following (in $000’s):

	Useful Life (Years)	October 1, 2022	January 1, 2022
Buildings and improvements	3-30	$85	$80
Equipment	3-15	3,664	3,638
Projects under construction		1,556	851
Property and equipment		5,305	4,569
Less accumulated depreciation and amortization		(2,649)	(2,456)
Total property and equipment, net		$2,656	$2,113

Depreciation expense was approximately $35,000 and $53,000 for the 13 weeks ended October 1, 2022 and October 2, 2021, respectively, and $193,000 and $128,000 for the 39 weeks ended October 1, 2022 and October 2, 2021, respectively.

Note 8: Intangible Assets

Intangible assets as of October 1, 2022 and January 1, 2022 consist of the following (in $000’s):

	October 1, 2022	January 1, 2022
Patent and domains	$23	$23
Computer software	4,773	4,559
Intangible assets	4,796	4,582
Less accumulated amortization	(4,468)	(4,314)
Total intangible assets	$328	$268

Intangible amortization expense was approximately $42,000 and $998,000 for the 13 weeks ended October 1, 2022 and October 2, 2021, respectively, and approximately $154,000 and $3.0 million for the 39 weeks ended October 1, 2022 and October 2, 2021, respectively.

Note 9: Marketable Securities

Marketable securities as of October 1, 2022 and January 1, 2022 consist of the following (in $000’s, except shares):

	Shares	Amount
Beginning balance, January 1, 2022	—	$—
Securities received	30,000,000	946
Mark-to-market	—	(646)
Ending balance, October 1, 2022	30,000,000	$300

Marketable securities reflect shares of SPYR stock received by the Company in connection with the sale of GeoTraq (see Note 24). Shares held are marked to fair market value as of each balance sheet date, with the resulting change recorded as an unrealized gain or loss. Unrealized loss recorded for the 13 weeks and 39 weeks ended October 1, 2022 was approximately $270,000 and $646,000, respectively.

Note 10: Deposits and other assets

Deposits and other assets as of October 1, 2022 and January 1, 2022 consist of the following (in $000’s):

	October 1, 2022	January 1, 2022
Deposits	$1,547	$1,513
Other	30	43
Total deposits and other assets	$1,577	$1,556

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

Total present value of future lease payments as of October 1, 2022 (in $000’s):

Twelve months ended,
2023	$594
2024	1,975
2025	1,681
2026	1,158
2027	981
Thereafter	445
Total	6,834
Less Interest	(944)
Present Value of Payments	$5,890

During the 39 weeks ended October 1, 2022 and October 2, 2021, approximately $1.3 million and approximately $1.1 million, respectively, were included in operating cash flow for amounts paid for operating leases.

Additionally, the Company obtained right-of-use assets in exchange for lease liabilities of approximately $1.9 million upon commencement of new and renewed operating leases during the 39 weeks ended October 1, 2022. The weighted average lease term for operating leases is 3.75 years and the weighted average discount rate is 8.09%.

Note 12: Accrued Liabilities

Accrued liabilities as of October 1, 2022 and January 1, 2022 consist of the following (in $000’s):

	October 1, 2022	January 1, 2022
Compensation and benefits	$948	$731
Contract liability	678	17
Accrued incentive and rebate checks	1,986	1,427
Accrued transportation costs*	—	904
Accrued guarantees	130	767
Accrued purchase orders	—	23
Accrued taxes	507	543
Accrued litigation settlement	680	680
Other	646	140
Total accrued expenses	$5,575	$5,232

During the 39 weeks ended October 1, 2022, the Company reversed approximately $637,000 in contingent liabilities relating to guarantees of ApplianceSmart leases that no longer exist as a result of ApplianceSmart’s emergence from bankruptcy (see Note 6). No such transactions occurred during the 39 weeks ended October 2, 2021.

*Accrued transportation costs are related to delayed billing from certain vendors.

Contract liabilities rollforward

The following table summarizes the contract liability activity for the 39 weeks ended October 1, 2022 (in $000’s):

Beginning balance, January 1, 2022	$17
Accrued	1,906
Settled	(1,245)
Ending balance, October 1, 2022	$678

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

As of October 1, 2022, and January 1, 2022, the Company’s accrued liability for California sales tax was approximately $6.2 million and $6.0 million respectively.

Note 14: Income Taxes

The Company’s overall effective tax rate was 0.23% for the 39 weeks ended October 1, 2022, and a tax provision expense of approximately $23,000 was recorded against pre-provision income of approximately $9.8 million. The Company's overall effective tax rate was 4.5% for the 39 weeks ended October 2, 2021, and it had a tax provision expense of approximately $236,000 against a pre-provision loss of approximately $5.2 million. The effective tax rates and related provisional tax amounts vary from the U.S. federal statutory rate due to state taxes, foreign taxes, share-based compensation, valuation allowance, and certain non-deductible expenses.

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

Note 15: Long-Term Debt

Long-term debt and other financing obligations as of October 1, 2022 and January 1, 2022, consist of the following (in $000’s):

	October 1, 2022	January 1, 2022
AFCO Finance	$406	$288
KLC Financial	1,826	1,654
Gulf Coast Bank and Trust Company	3,372	—
Total debt	5,604	1,942
Less unamortized debt issuance costs	(116)	(74)
Net amount	5,488	1,868
Less current portion	(4,063)	(550)
Total long-term debt	$1,425	$1,318

AFCO Finance

The Company has entered into a financing agreement with AFCO Credit Corporation (“AFCO”) purchased through Marsh Insurance on an annual basis to fund the annual premiums on insurance policies due July 1 of each year. These policies relate to workers’ compensation and various liability policies including, but not limited to, General, Auto, Umbrella, Property, and Directors’ and Officers’ insurance. The total amount of the premiums financed in July 2022 was approximately $579,000 with an interest rate of ranging from approximately 6.0%-7.0% over the period. An initial down payment of approximately $129,000 was made on July 21, 2022 with additional monthly payments of approximately $59,000, escalating to approximately $69,000 over the term, being made beginning August 1, 2022 and ending on April 1, 2023. The outstanding principal due AFCO at October 1, 2022 and January 1, 2022 was approximately $406,000 and $288,000, respectively.

KLC Financial

On March 25, 2021, ARCA Recycling entered into a Master Equipment Finance Agreement (collectively, the “Equipment Finance Agreement”) with KLC Financial, Inc. (“KLC”). Under the terms of the Equipment Finance Agreement, KLC has agreed to make loans to ARCA Recycling secured by certain equipment purchased or to be purchased by ARCA Recycling on terms set forth or to be set forth in schedules to the Equipment Finance Agreement. Under the terms of Schedule No. 01 (the “Initial Loan”), KLC has agreed to loan ARCA Recycling approximately $1.8 million secured by existing equipment and new equipment to be purchased by ARCA Recycling. ARCA Recycling will make monthly payments of $31,000, inclusive of principal and interest, over a period of five years, at which time it is intended that the Initial Loan will be repaid in full. The Initial Loan bears interest at 7.59% per annum. KLC will have a first priority security interest over, among other things, all equipment identified in the schedules. The Initial Loan is personally guaranteed by Virland Johnson, the Chief Financial Officer of JanOne and Chief Financial Officer and Secretary of ARCA Recycling. The Equipment Finance Agreement contains customary affirmative and negative covenants, representations and warranties, and events of default for transactions of this nature. As of October 1, 2022 and January 1, 2022, the outstanding balance due under this agreement was approximately $1.8 million and $1.7 million, respectively.

Gulf Coast Bank and Trust Company

On September 26, 2022, ARCA Recycling, Inc. entered into a series of agreements with Gulf Coast to refinance its existing credit facility with Prestige Capital. The principal limit of the refinanced facility is $7.0 million, and the borrowing base is the lesser of the principal limit or the sum of the following:

1.
85% of eligible receivables, plus
2.
Lesser of 50% of eligible unbilled receivables or $750,000, plus
3.
Lesser of 50% of eligible Whirlpool only net inventory or $1.0 million, plus
4.
Lesser of 80% of eligible capital expenditures (“CAPEX”) or $2.0 million, less
5.
Reserve of $400,000, less
6.
Additional reserves as deemed necessary by the Lender

Advances under the new credit facility will bear interest at the prime rate, as published daily in the Wall Street Journal, plus 3.25%, but at no time will be less than 8.75%. The refinancing of the Borrower’s existing credit facility improves the availability and liquidity of funds and provides flexibility to borrow against expanded asset categories.

The facility matures on September 25, 2024; and, the facility is automatically extended by succeeding periods of the same duration, unless terminated earlier in accordance with its terms. If the agreement is terminated and the obligation is repaid before the current maturity date, for any reason, the Borrower shall be assessed an early termination fee. The early termination fee is determined by multiplying the minimum amount in effect at the time of termination by the number of calendar months between the termination date and the then-current maturity date. However, no early termination fee shall be assessed if the Borrower repays all obligations after the first anniversary of the agreement and before the then-current maturity date; and repays all obligations with funds borrowed from the Lender. Advances under the new credit facility are secured by a pledge of substantially all of the assets of the Borrower. The Company is a guarantor of the facility. As of October 1, 2022 and January 1, 2022, the outstanding balance due under this agreement was approximately $3.4 million and $0, respectively.

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

The Company continues to assert that the SEC’s pursuit of this matter will not result in any benefit to investors and instead will only serve as a distraction from core business. On October 1, 2021, the Company, filed a motion with the court to dismiss the complaint. The SEC filed its response opposing the motions on November 1, 2021. The Defendants filed their reply to the SEC’s opposition on November 15, 2021. On September 7, 2022, the motions to dismiss were denied by the court.

The Defendants strongly dispute and deny the allegations and are vigorously defending themselves against the claims.

Skybridge

On December 29, 2016, the Company served a Minnesota state court complaint for breach of contract on Skybridge Americas, Inc. (“SA”), the Company’s primary call center vendor throughout 2015 and most of 2016. The Company seeks damages in the millions of dollars as a result of alleged overcharging by SA and lost client contracts. On January 25, 2017, SA served a counterclaim for unpaid invoices in the amount of approximately $460,000 plus interest and attorneys’ fees. On March 29, 2017, the Hennepin County district court (the “District Court”) dismissed the Company’s breach of contract claim based on SA’s overuse of its Canadian call center but permitted the Company’s remaining claims to proceed. Following motion practice, on January 8, 2018 the District Court entered judgment in SA’s favor, which was amended as of February 28, 2018, for a total amount of approximately $614,000 including interest and attorneys’ fees. On March 4, 2019, the Minnesota Court of Appeals (the “Court of Appeals”) ruled and (i) reversed the District Court’s judgment in favor of Skybridge on the call center location claim and remanded the issue back to the District Court for further proceedings, (ii) reversed the District Court’s judgment in favor of Skybridge on the net payment issue and remanded the issue to the District Court for further proceedings, and (iii) affirmed the District Court’s judgment in Skybridge’s favor against the Company’s claim that Skybridge breached the contract when it failed to meet the service level agreements. As a result of the decision by the Court of Appeals, the District Court’s award of interest and attorneys’ fees, etc. was reversed. The Company and SA held a mediation session in July 2020. Trial was held in August 2020 and on February 1, 2021, the District Court assessed damages against the Company in the amount of approximately $715,000 plus interest, as well as attorney fees of approximately $475,000. The Company filed an appeal with the Court of Appeals. On August 29, 2022, the Court of Appeals affirmed the decision by the District Court. The Company is considering an appeal to the Minnesota Supreme Court.

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

The parties to the Settlement Agreement released and forever discharged one another from any and all known and unknown claims that were asserted or could have been asserted arising out of the GeoTraq Litigation Matters. As of October 1, 2022, the accrued liability for payments due to Mr. Sullivan under the settlement agreement was $680,000.

Other Commitments

As previously disclosed and as discussed, on December 30, 2017, the Company disposed of its retail appliance segment and sold ApplianceSmart to the Purchaser (see Note 6). In connection with that sale, as of December 28, 2019, the Company accrued an aggregate amount of future real property lease payments of approximately $767,000 which represented amounts guaranteed or which may have been owed under certain lease agreements to three third party landlords in which the Company either remained the counterparty, was a guarantor, or had agreed to remain contractually liable under the lease (“ApplianceSmart Leases”). A final decree was issued by the court on February 28, 2022, upon the full satisfaction of the Plan, at which time ApplianceSmart emerged from Chapter 11. During the 39 weeks ended October 1, 2022, the Company reversed approximately $637,000 of the accrual, as the Company is no longer liable for two of these guarantees upon ApplianceSmart's emergence from bankruptcy (see Note 6). As of October 1, 2022, a balance of approximately $130,000 remains as an accrued liability due to an ongoing dispute concerning one of the leases.

The Company is party from time to time to other ordinary course disputes that we do not believe to be material to our financial condition as of October 1, 2022.

Note 17: Stockholders’ Equity

Common Stock: Our Articles of Incorporation authorize 200,000,000 shares of common stock that may be issued from time to time having such rights, powers, preferences and designations as the Board of Directors may determine. During the 39 weeks ended October 1, 2022 and October 2, 2021, no shares of common stock were issued in lieu of professional services.

As of October 1, 2022, and January 1, 2022, there were 3,150,230, and 2,827,410 shares, respectively, of common stock issued and outstanding.

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

Stock Options: The 2016 Plan, which replaces the 2011 Plan, authorizes the granting of awards in any of the following forms: (i) incentive stock options, (ii) nonqualified stock options, (iii) restricted stock awards, and (iv) restricted stock units, and expires on the earlier of October 28, 2026, or the date that all shares reserved under the 2016 Plan are issued or no longer available. The 2016 Plan provides for the issuance of up to 800,000 shares of common stock pursuant to awards granted under the 2016 Plan. The vesting period is determined by the Board of Directors at the time of the stock option grant. As of October 1, 2022, and January 1, 2022, 90,000 options were outstanding under the 2016 Plan.

The Company's 2011 Plan, which has expired, authorizes the granting of awards in any of the following forms: (i) stock options, (ii) stock appreciation rights, and (iii) other share-based awards, including but not limited to, restricted stock, restricted stock units or performance shares. As of October 1, 2022, and January 1, 2022, 27,500 options were outstanding under the 2011 Plan. No additional awards will be granted under the 2011 Plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. No options were granted during the 13 weeks and 39 weeks ended October 1, 2022.

Additional information relating to all outstanding options is as follows:

		Weighted Average	Aggregate	Weighted Average Remaining
	Options Outstanding	Exercise Price	Intrinsic Value	Contractual Life
Outstanding at January 2, 2021	113,900	$11.97	$78	7.0
Granted	38,000	8.16
Cancelled/expired	(28,400)	9.71
Exercised	(6,000)	4.32
Outstanding at January 1, 2022	117,500	$7.16	$21	7.0
Granted	—	—
Cancelled/expired/forfeited	—	—
Balance at October 1, 2022	117,500	$7.16	$—	6.3
Exercisable at October 1, 2022	117,500	$7.16	$—	6.3

The Company recognized approximately $0 and $94,000 of share-based compensation expense for the 13 weeks ended October 1, 2022 and October 2, 2021, respectively, and approximately $4,000 and $274,000 of share-based compensation expense for the 39 weeks ended October 1, 2022 and October 2, 2021, respectively.

As of October 1, 2022, the Company has no unrecognized share-based compensation expense associated with stock option awards.

Series A-1 Preferred Stock

Shares of Series A-1 Preferred Stock are convertible into the Company’s common shares at a ratio of 1:20. During the 39 weeks ended October 1, 2022, 16,141 shares of Series A-1 Preferred Stock were converted into 322,820 shares of the Company's common stock. As of October 1, 2022 and January 1, 2022, there were 222,588 and 238,729 shares, respectively, of Series A-1 Preferred Stock outstanding.

Note 18: Loss Per Share

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the applicable period. Basic weighted average common shares outstanding do not include shares of restricted stock that have not yet vested, although such shares are included as outstanding shares in the Company’s Consolidated Balance Sheet. Diluted net loss per share is computed using the weighted average number of common shares outstanding and if dilutive, potential common shares outstanding during the period. Potential common shares consist of the additional common shares issuable in respect of restricted share awards, stock options and convertible preferred stock. As discussed in Note 17 above, 16,141 shares of Series A-1 Preferred Stock were converted into 322,820 shares of the Company's common stock. For purposes of determining the weighted average common shares outstanding for the 13 weeks and 39 weeks ended October 1, 2022, respectively, these shares are considered to be outstanding for the entire period.

The following table presents the computation of basic and diluted net loss per share (in $000’s, except share and per–share data):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net income	$(2,074)	$(968)	$9,824	$(5,445)
Basic
Basic income (loss) per share	$(0.66)	$(0.34)	$3.12	$(2.09)
Weighted average common shares outstanding	3,150,230	2,827,410	3,150,230	2,601,827
Diluted
Diluted income (loss) per share	$(0.66)	$(0.34)	$2.81	$(2.09)
Weighted average common shares outstanding	3,150,230	2,827,410	3,496,003	2,601,827

Potentially dilutive securities totaling 117,500 and 66,000 were excluded from the calculation of diluted earnings per share for the 39 weeks ended October 1, 2022 and October 2, 2021, respectively, because the effects were anti-dilutive based on the application of the treasury stock method. Additionally, 205,299 shares of Series A-1 Preferred Stock, convertible into 4,105,979 of the Company’s common shares, were excluded from the calculation of diluted earnings per share as, by agreement, these shares could not be converted as of October 1, 2022.

Note 19: Major Customers and Suppliers

For the 13 weeks ended October 1, 2022, one customer represented approximately 14% of the Company’s total revenue. For the 13 weeks and 39 weeks ended October 2, 2021, one customer represented approximately 13% of the Company's total revenue. For the 39 weeks ended October 1, 2022, four customers represented approximately 33% of the Company’s total revenue. For the 39 weeks ended October 2, 2021, two customers represented approximately 32% of the Company's total revenue

As of October 1, 2022, six customers represented five percent or more than of the Company's total trade receivables, and represented a combined 78% of the Company’s total trade receivables. As of January 1, 2022, five customers represented five percent or more than of the Company's total trade receivables, and represented 38% of the Company's trade receivables in aggregate.

During the 39 weeks ended October 1, 2022 and October 2, 2021, the Company purchased appliances for resale from five and four suppliers, respectively. The Company has secured, and is continuing to secure, other vendors from which to purchase appliances. However, the curtailment or loss of one of these suppliers or any appliance supplier could adversely affect the Company’s operations.

Note 20: Defined Contribution Plan

The Company has a defined contribution salary deferral plan covering substantially all employees under Section 401(k) of the Internal Revenue Code. The Company contributes an amount equal to 10 cents for each dollar contributed by each employee up to a maximum of 5% of each employee’s compensation. The Company recognized expense for contributions to the plans of approximately $9,000 and $16,000 for the 13 weeks ended October 1, 2022 and October 2, 2021, respectively, and approximately $25,000 and $22,000 for the 39 weeks ended October 1, 2022 and October 2, 2021, respectively.

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

The following tables present our segment information for the 13 weeks and 39 weeks ended October 1, 2022 and October 2, 2021 (in $000's):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Revenues
Biotechnology	$—	$—	$—	$—
Recycling	8,587	12,113	28,449	29,391
Technology	—	—	—	—
Total Revenues	$8,587	$12,113	$28,449	$29,391
Gross profit
Biotechnology	$—	$—	$—	$—
Recycling	1,034	3,081	4,536	6,245
Technology	—	—	—	—
Total Gross profit	$1,034	$3,081	$4,536	$6,245
Operating Income (loss)
Biotechnology	$21	$(182)	$(331)	$(1,232)
Recycling	(1,845)	274	(3,838)	(1,753)
Technology	—	(936)	12,085	(2,820)
Total Operating income (loss)	$(1,824)	$(844)	$7,916	$(5,805)
Depreciation and amortization
Biotechnology	$—	$—	$—	$—
Recycling	77	109	345	327
Technology	—	937	2	2,809
Total Depreciation and amortization	$77	$1,046	$347	$3,136
Interest (income) expense, net
Biotechnology	$—	$—	$—	$—
Recycling	(36)	125	254	323
Technology	—	—	—	—
Total Interest expense, net	$(36)	$125	$254	$323
Net income (loss) before benefit from income taxes
Biotechnology	$21	$(182)	$(331)	$(1,232)
Recycling	(2,079)	208	(2,053)	(1,145)
Technology	—	(961)	12,231	(2,832)
Total Net income (loss) before benefit from income taxes	$(2,058)	$(935)	$9,847	$(5,209)

	As of October 1, 2022	As of January 1, 2022
Assets
Biotechnology	$—	$—
Recycling	31,304	15,165
Technology	—	—
Total Assets	$31,304	$15,165

Intangible assets
Biotechnology	$—	$—
Recycling	328	268
Technology	—	—
Total Intangible assets	$328	$268

Note 22: Related Parties

Shared Services

Tony Isaac, the Company’s Chief Executive Officer, is the father of Jon Isaac, President and Chief Executive Officer of Live Ventures Incorporated (“Live Ventures”) and managing member of Isaac Capital Group LLC (“ICG”), a greater than 5% stockholder of the Company. Tony Isaac, Chief Executive Officer, and Richard Butler, Board of Directors member of the Company, are members of the Board of Directors of Live Ventures. The Company also shares certain executive, accounting and legal services with Live Ventures. The total services shared were approximately $74,000 and $86,000 for the 13 weeks ended October 1, 2022 and October 2, 2021, respectively, and approximately $221,000 and $220,000 for the 39 weeks ended October 1, 2022 and October 2, 2021, respectively. Customer Connexx rents approximately 9,900 square feet of office space from Live Ventures in Las Vegas, Nevada. The total rent and common area expense was approximately $53,000 and $62,000 for the 13 weeks ended October 1, 2022 and October 2, 2021, respectively, and approximately $161,000 and $168,000 for the 39 weeks ended October 1, 2022 and October 2, 2021, respectively.

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

On October 13, 2021, a hearing was held to consider approval of a disclosure statement filed by ApplianceSmart in conjunction with its bankruptcy proceedings. On December 14, 2021, a hearing was held to confirm ApplianceSmart’s plan for reorganization (the “Plan”). On January 10, 2022, ApplianceSmart paid $25,000 to JanOne in settlement of its debt, as provided for in the confirmed Plan, and the ApplianceSmart Note was reversed. A final decree was issued by the court on February 28, 2022, upon the full satisfaction of the Plan, at which time ApplianceSmart emerged from Chapter 11. The outstanding balance of the ApplianceSmart Note at October 1, 2022 and January 1, 2022 was zero and approximately $3.0 million, respectively, exclusive of the impairment charge.

For discussion related to potential obligations and or guarantees under ApplianceSmart Leases, see Note 16.

Related Party ICG Group Note

On August 28, 2019, ARCA Recycling entered into and delivered to ICG a secured revolving line of credit promissory note, whereby ICG agreed to provide ARCA Recycling with a $2.5 million revolving credit facility (the “ICG Note”). The ICG Note originally matured on August 28, 2020. On August 25, 2020, the ICG Note was amended to extend the maturity date to December 31, 2020. On March 30, 2021, ARCA Recycling entered into a Second Amendment and Waiver (the “Second Amendment”) to the ICG Note to further extend the maturity date to August 18, 2021 and waive certain defaults under the ICG Note. The ICG Note bears interest at 8.75% per annum and provides for the payment of interest, monthly in arrears. ARCA Recycling will pay a loan fee of 2.0% on each borrowing made under the ICG Note. In connection with entering into the ICG Note, the Borrower also entered into a security agreement in favor of the Lender, pursuant to which ARCA Recycling granted a security interest in all of its assets to the Lender. The obligations of ARCA Recycling under the ICG Note are guaranteed by the Company. The foregoing transaction did not include the issuance of any shares of the Company’s common stock, warrants, or other derivative securities. As of January 1, 2022, the balance due on ICG note was $1.0 million. Beginning in April 2022, the revolving credit facility was converted to a term note that amortizes ratably through its maturity date of March 2026. The principal amount of the note is $1.0 million, and bears interest at 8.75% per annum. Monthly payments on this note will be approximately $24,767. ICG is a record and beneficial owner of 13.9% of the outstanding common stock of the Company. Jon Isaac is the manager and sole member of ICG, and the son of Tony Isaac, the Chief Executive Officer of JanOne and ARCA Recycling. As of October 1, 2022, the principal balance of the note is approximately $893,000.

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

For the 13 weeks ended October 1, 2022 and October 2, 2021

Results of Operations

The following table sets forth certain statement of operations items and as a percentage of revenue, for the periods indicated (in $000's):

	13 Weeks Ended		13 Weeks Ended
	October 1, 2022		October 2, 2021
Statement of Operations Data:
Revenue	$8,587	100.0%	$12,113	100.0%
Cost of revenue	7,553	88.0%	9,032	74.6%
Gross profit	1,034	12.0%	3,081	25.4%
Selling, general and administrative expense	2,858	33.3%	3,925	32.4%
Gain on sale of GeoTraq	—	0.0%	—	0.0%
Operating loss	(1,824)	-21.2%	(844)	-7.0%
Interest income (expense), net	36	0.4%	(125)	-1.0%
Gain on settlement of vendor advance payments	—	0.0%	11	0.1%
Unrealized loss on marketable securities	(270)	-3.1%	—	0.0%
Other income	—	0.0%	23	0.2%
Net income loss before income taxes	(2,058)	-24.0%	(935)	-7.7%
Provision for income taxes	16	0.2%	33	0.3%
Net loss	$(2,074)	-24.2%	$(968)	-8.0%

The following tables set forth revenues for key product and service categories, percentages of total revenue and gross profits earned by key product and service categories and gross profit percent as compared to revenues for each key product category indicated (in $000's):

	13 Weeks Ended		13 Weeks Ended
	October 1, 2022		October 2, 2021
	Net	Percent	Net	Percent
	Revenue	of Total	Revenue	of Total
Revenue
Recycling and Byproducts	$6,334	73.8%	$6,714	55.4%
Replacement Appliances	2,253	26.2%	5,399	44.6%
Total Revenue	$8,587	100.0%	$12,113	100.0%

	13 Weeks Ended		13 Weeks Ended
	October 1, 2022		October 2, 2021
	Gross	Gross	Gross	Gross
	Profit	Profit %	Profit	Profit %
Gross Profit
Recycling and Byproducts	$200	3.2%	$1,277	19.0%
Replacement Appliances	834	37.0%	1,804	33.4%
Total Gross Profit	$1,034	12.0%	$3,081	25.4%

Revenue

Revenue decreased by approximately $3.5 million, or 29.1%, for the 13 weeks ended October 1, 2022, as compared to the 13 weeks ended October 2, 2021. The decrease is primarily due to reduced replacement volume due to a lack of appliance availability, and weakening commodity markets, partially offset by increased recycling volume.

Cost of Revenue

Cost of revenue decreased by approximately $1.5 million, or 16.4%, for the 13 weeks ended October 1, 2022, as compared to the 13 weeks ended October 2, 2021, due to the factors described above.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased by approximately $1.1 million, or 27.2%, for the 13 weeks ended October 1, 2022, as compared to the 13 weeks ended October 2, 2021, primarily due to the suspension of operations of GeoTraq, as well decreases in stock-based compensation, professional fees, amortization expense, and legal fees.

Interest Expense, net

Interest expense, net, decreased by approximately $161,000 for the 13 weeks ended October 1, 2022, as compared to the 13 weeks ended October 2, 2021 primarily due to interest income recorded in connection with the sale of GeoTraq.

Unrealized Loss on Marketable Securities

For the 13 weeks ended October 1, 2022, an unrealized loss on marketable securities of approximately $270,000 was recorded to mark to fair value securities received in connection to the sale of GeoTraq. See Note 24 of the unaudited Consolidated Financial Statements. There were no similar transactions for the 13 weeks ended October 2, 2021.

Gain on Settlement of Vendor Advance Payments

For the 13 weeks ended October 2, 2021, a portion of the vendor advance payments were settled, which resulted in a gain of approximately $11,000. There were no similar transactions for the 13 weeks ended October 1, 2022.

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

Operating loss by operating segment, is defined as loss before net interest expense, other income and expense, provision for income taxes ($000’s):

	13 Weeks Ended October 1, 2022				13 Weeks Ended October 2, 2021
	Biotechnology	Recycling	Technology	Total	Biotechnology	Recycling	Technology	Total
Revenue	$—	$8,587	$—	$8,587	$—	$12,113	$—	$12,113
Cost of revenue	—	7,553	—	7,553	—	9,032	—	9,032
Gross profit	—	1,034	—	1,034	—	3,081	—	3,081
Selling, general and administrative expense	(21)	2,879	—	2,858	182	2,807	936	3,925
Operating income (loss)	$21	$(1,845)	$—	$(1,824)	$(182)	$274	$(936)	$(844)

Biotechnology Segment

Our biotechnology segment incurred expenses of approximately $124,000, offset by a gain of approximately $145,000 due to an overstatement of segment expenses in Q2 2022 for the 13 weeks ended October 1, 2022, and $182,000 related to employee costs and professional services related to research for the 13 weeks ended October 2, 2021.

Recycling Segment

The recycling segment consists of ARCA Recycling, Customer Connexx, and ARCA Canada. Revenue for the 13 weeks ended October 1, 2022, decreased by approximately $3.5 million, or 29.1%, as compared to the prior year period. Replacement services revenue decreased by approximately $3.1 million, period over period, primarily due to reduced replacement volume due to a lack of appliance availability. Recycling and Byproducts revenue decreased by approximately $380,000 primarily due to weakening commodity markets.

Cost of revenue for the 13 weeks ended October 1, 2022, decreased by approximately $1.5 million, or 16.4%, as compared to the prior year period, for those reasons described above.

Operating loss for the 13 weeks ended October 1, 2022, increased by approximately $2.1 million, as compared to the prior year period. The increase is due to an decrease in gross profit of approximately $2.0 million, partially offset by an increase in selling, general and administrative expenses of approximately $72,000.

Technology Segment

The technology segment consists of GeoTraq. There was no activity for the Technology Segment for the 13 weeks ended October 1, 2022 due to the sale of GeoTraq during the period ended July 2, 2022. See Note 24 of unaudited Consolidated Financial Statements.

For the 39 weeks ended October 1, 2022 and October 2, 2021

Results of Operations

The following table sets forth certain statement of operations items and as a percentage of revenue, for the periods indicated (in $000's):

	39 Weeks Ended		39 Weeks Ended
	October 1, 2022		October 2, 2021
Statement of Operations Data:
Revenue	$28,449	100.0%	$29,391	100.0%
Cost of revenue	23,913	84.1%	23,146	78.8%
Gross profit	4,536	15.9%	6,245	21.2%
Selling, general and administrative expense	8,711	30.6%	12,050	41.0%
Gain on sale of GeoTraq	(12,091)	-50.6%	—	0.0%
Operating income (loss)	7,916	27.8%	(5,805)	-19.8%
Interest expense, net	(254)	-0.9%	(323)	-1.1%
Gain on Payroll Protection Program loan forgiveness	—	0.0%	1,872	6.4%
Gain on settlement of vendor advance payments	—	0.0%	952	3.2%
Gain (loss) on litigation settlement, net	1,835	6.5%	(1,950)	-6.6%
Gain on reversal of contingency loss	637	2.2%	—	0.0%
Unrealized loss on marketable securities	(646)	-2.3%	—	0.0%
Other income, net	359	1.3%	45	0.2%
Net income (loss) before income taxes	9,847	34.6%	(5,209)	-17.7%
Provision for income taxes	23	0.1%	236	0.8%
Net income (loss)	$9,824	34.5%	$(5,445)	-18.5%

The following tables set forth revenues for key product and service categories, percentages of total revenue and gross profits earned by key product and service categories and gross profit percent as compared to revenues for each key product category indicated (in $000's):

	39 Weeks Ended		39 Weeks Ended
	October 1, 2022		October 2, 2021
	Net	Percent	Net	Percent
	Revenue	of Total	Revenue	of Total
Revenue
Recycling and Byproducts	$15,850	55.7%	$15,580	53.0%
Replacement Appliances	12,599	44.3%	13,811	47.0%
Total Revenue	$28,449	100.0%	$29,391	100.0%

	39 Weeks Ended		39 Weeks Ended
	October 1, 2022		October 2, 2021
	Gross	Gross	Gross	Gross
	Profit	Profit %	Profit	Profit %
Gross Profit
Recycling and Byproducts	$68	0.4%	$1,739	11.2%
Replacement Appliances	4,468	35.5%	4,506	32.6%
Total Gross Profit	$4,536	15.9%	$6,245	21.2%

Revenue

Revenue decreased by approximately $940,000, or 3.2%, for the 39 weeks ended October 1, 2022, as compared to the 39 weeks ended October 2, 20212. The decrease is primarily due to reduced replacement volume due to a lack of appliance availability, and weakening commodity markets, partially offset by increased recycling volume.

Cost of Revenue

Cost of revenue increased by approximately $765,000, or 3.3%, for the 39 weeks ended October 1, 2022, as compared to the 39 weeks ended October 2, 2021, due to the factors described above.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased by approximately $3.3 million, or 27.7%, for the 39 weeks ended October 1, 2022, as compared to the 39 weeks ended October 2, 2021, primarily due to the suspension of operations of GeoTraq, as well decreases in stock-based compensation, professional fees, amortization expense, and legal fees.

Interest Expense, net

Interest expense, net, decreased by approximately $69,000 for the 39 weeks ended October 1, 2022, as compared to the 39 weeks ended October 2, 2021 primarily due to interest income recorded in connection with the sale of GeoTraq, partially offset by increased interest on notes payable.

Gain on Sale of GeoTraq

During the 39 weeks ended October 1, 2022, we recorded a gain on the sale of GeoTraq of approximately $12.1 million. See Note 24 of unaudited Condensed Consolidated Financial Statements.

Unrealized Loss on Marketable Securities

For the 39 weeks ended October 1, 2022, an unrealized loss on marketable securities of approximately $646,000 was recorded to mark to fair value securities received in connection to the sale of GeoTraq. See Note 24 of unaudited Consolidated Financial Statements. There were no similar transactions for the 39 weeks ended October 2, 2021.

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

Gain on Settlement of Vendor Advance Payments

For the 39 weeks ended October 2, 2021, a portion of the vendor advance payments were settled, which resulted in a gain of approximately $952,000. There were no similar transactions for the 39 weeks ended October 1, 2022.

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

Operating loss by operating segment, is defined as loss before net interest expense, other income and expense, provision for income taxes ($000’s):

	39 Weeks Ended October 1, 2022				39 Weeks Ended October 2, 2021
	Biotechnology	Recycling	Technology	Total	Biotechnology	Recycling	Technology	Total
Revenue	$—	$28,449	$—	$28,449	$—	$29,391	$—	$29,391
Cost of revenue	—	23,913	—	23,913	—	23,146	—	23,146
Gross profit	—	4,536	—	4,536	—	6,245	—	6,245
Selling, general and administrative expense	331	8,374	6	8,711	1,232	7,998	2,820	12,050
Gain on sale of GeoTraq	—	—	(12,091)	(12,091)	—	—	—	—
Operating income (loss)	$(331)	$(3,838)	$12,085	$7,916	$(1,232)	$(1,753)	$(2,820)	$(5,805)

Biotechnology Segment

Our biotechnology segment incurred expenses of approximately $331,000 and $1.2 million related to employee costs and professional services related to research for the 39 weeks ended October 1, 2022 and October 2, 2021, respectively.

Recycling Segment

The recycling segment consists of ARCA Recycling, Customer Connexx, and ARCA Canada. Revenue for the 39 weeks ended October 1, 2022, decreased by approximately $940,000, or 3.2%, as compared to the prior year period. Replacement services revenue decreased by approximately $1.2 million, period over period, primarily due to reduced replacement volume due to a lack of appliance availability. Recycling and Byproducts revenue increased by approximately $270,000 primarily due to strong consumer demand, partially offset by weakening commodity markets.

Cost of revenue for the 39 weeks ended October 1, 2022, increased by approximately $760,000, or 3.3%, as compared to the prior year period, for those reasons described above.

Operating loss for the 39 weeks ended October 1, 2022, increased by approximately $2.1 million as compared to the prior year period. The increase is due to an decrease in gross profit of approximately $1.7 million, and an increase in selling, general and administrative expenses of approximately $400,000.

Technology Segment

The technology segment consists of GeoTraq. Results for the 39 weeks ended October 1, 2022 includes income of approximately $12.1 million, as compared to a loss of approximately $2.8 million for the 39 weeks ended October 2, 2021. The increase is due to income from the sale of GeoTraq.

Liquidity and Capital Resources

Overview

As of October 1, 2022, we had total cash on hand of approximately $868. As we continue to prepare to begin late-stage clinical development with our pharmaceutical product, JAN101, and potentially pursue strategic transactions to expand and grow our business, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

Based on our current operating plans, we believe that available cash balances, funds available under our credit facility with Gulf Coast, and or other refinancing of existing indebtedness will provide sufficient liquidity to fund our operations, our continued investments in store openings and remodeling activities for at least the next 12 months.

Cash Flows

During the 39 weeks ended October 1, 2022, cash used in operations was approximately $2.4 million, compared to cash used in operations of approximately $3.5 million during the 39 weeks ended October 2, 2021. The increase in cash used in operations was primarily due to results of operations, as discussed above.

Cash used in investing activities was approximately $950,000 and $1.6 million, respectively, for the 39 weeks ended October 1, 2022 and the 39 weeks ended October 2, 2021, primarily related to purchases of property and equipment and intangibles.

Cash provided by financing activities was approximately $3.5 million for the 39 weeks ended October 1, 2022, and was primarily due to the proceeds from the new credit facility, as discussed in Note 15 above. Cash provided by financing activities was approximately $7.6 million for the 39 weeks ended October 2, 2021 primarily due to net proceeds received from an equity financing in the amount approximately $5.5 million.

Sources of Liquidity

We utilize cash on hand and factor certain accounts receivable invoices to cover normal and seasonal fluctuations in cash flows and to support our various growth initiatives. Our cash and cash equivalents are carried at cost and consist primarily of demand deposits with commercial banks. On September 26, 2022, the Company entered into a credit facility with Gulf Coast, whereby the Company can obtain financing up to the lesser of $7.0 million or its calculated borrowing base. Gulf Coast has been granted a security interest in substantially all of ARCA Recycling’s assets. The current purchase and sale agreement with Gulf Coast automatically renews every two years unless terminated by the parties.

We acknowledge that we continue to face a challenging competitive environment as we continue to focus on our overall profitability, including managing expenses. We reported net income of approximately $9.8 million and a net loss of approximately $5.4 million, respectively, for the 39 weeks ended October 1, 2022 and October 2, 2021. In addition, the Company has total current assets of approximately $9.4 million and total current liabilities of approximately $23.8 million resulting in a net negative working capital of approximately $14.5 million as of October 1, 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Control and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer (our CEO) and principal financial officer (our CFO), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of October 1, 2022, the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended October 1, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of October 1, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 regarding Internal Control – Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting was not effective as of October 1, 2022.

Management noted material weaknesses in internal control when conducting their evaluation of internal control as of October 1, 2022. (1) Insufficient information technology general controls (“ITGC”) and segregation of duties. It was noted that people who were negotiating a contract, were also involved in approving invoices without proper oversight. Additional controls and procedures are necessary and are being implemented to have check and balance on significant transactions and governance with those charged with governance authority. (2) Inadequate control design or lack of sufficient controls over significant accounting processes. The cutoff and reconciliation procedures were not effective with certain accrued and deferred expenses. (3) Insufficient assessment of the impact of potentially significant transactions, and (4) Insufficient processes and procedures related to proper recordkeeping of agreements and contracts. In addition, contract to invoice reconciliation was not effective with certain transportation service providers. As part of its remediation plan, processes and procedures have been implemented to help ensure accruals and invoices are reviewed for accuracy and properly recorded in the appropriate period. These material weaknesses remained outstanding as of the filing date of this quarterly report on Form 10-Q and management is currently working to remedy these outstanding material weaknesses.

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

Item 2. Unregistered Sales of Equity Securities and Use of funds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Index to Exhibits

Exhibit Number		Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.28		Asset Purchase Agreement between JanOne Inc. and SPYR Technologies Inc., dated May 24, 2022	8-K	0-19621	10.28	05/31/22

10.29		Promissory Note of SPYR Technologies Inc. in favor of JanOne Inc., dated May 24, 2022	8-K	0-19621	10.29	05/31/22

10.92		General Credit and Security Agreement, dated as of September 26, 2022, between Gulf Coast Bank and Trust Company and ARCA.	8-K	0-19621	10.92	09/28/22

10.93		Guaranty to Gulf Coast Bank and Trust by JanOne Inc., dated as of September 21, 2022.	8-K	0-19621	10.93	09/28/22

10.94		Debt Subordination Agreement by Isaac Capital Group, dated as of September 21, 2022.	8-K	0-19621	10.94	09/28/22

31.1	*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	Inline XBRL Instance Document

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document

101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed herewith.

† Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

JanOne Inc.
(Registrant)

Date:	November 14, 2022	By:	/s/ Tony Isaac
Tony Isaac
Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2022	By:	/s/ Virland A. Johnson
Virland A. Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)