Form 10-K
period 2022-12-31
JanOne Inc.
filed 2023-04-17
CIK 862861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

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

If any emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the registrant’s common stock held by non-affiliates, based on the closing sales price of such stock on July 2, 2022 was $5,191,021.

The number of shares outstanding of the registrant’s common stock as of April 12, 2023 was 3,614,937.

Restatement Background

On April 17, 2023, the Company’s management and the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) reached a determination that the Company’s previously issued unaudited consolidated financial statements and related disclosures for each of the quarterly periods ended July 2, 2022 and October 1, 2022, should no longer be relied upon because of a material misstatement contained in those two quarterly unaudited condensed consolidated financial statements. The Company’s management and the Audit Committee discussed the matters with Frazier & Deeter, LLC, the Company’s independent registered public accounting firm for the 2022 fiscal year, and with WSRP, LLC, the Company’s independent registered public accounting firm during the second and third quarters in the 2022 fiscal year and prior fiscal periods since 2019, and determined to restate the Company’s unaudited condensed consolidated financial statements for the second and third fiscal quarters ended July 2, 2022, and October 1, 2022.

In connection with the Company’s preparation of its unaudited condensed consolidated financial statements and related disclosures for each of the two referenced periods, the Company’s management and Audit Committee relied upon the report issued by a third-party valuation firm to determine the carrying value of the promissory note the Company had received from SPYR Technologies, Inc. (the “SPYR Note”), in connection with the Company’s sale of the assets of its GeoTraq, Inc. subsidiary to SPYR Technologies, Inc. in the first quarter of the Company’s 2022 fiscal year. The accounting treatment for the SPYR Note had financial statement implications to (i) two line items in the Company’s Condensed Consolidated Balance Sheets (specifically, Note receivable, net and Accumulated deficit), (ii) two line items in the Company’s Condensed Consolidated Statements of Operations And Comprehensive Income (Loss) (specifically, Gain on sale of GeoTraq, and Interest expense, net), resulting in a decrease in net income of approximately $1.8 million and a decrease in net loss of approximately $26,000 for the 13 weeks ended July 2, 2022 and October 1, 2022, respectively, and (iii) two line items in the Company’s Condensed Consolidated Statements of Cash Flows (specifically, Gain on sale of GeoTraq and Accretion of note receivable discount), resulting in decrease in net income of approximately $1.8 million for the 26 weeks ended July 2, 2022, and $1.7 million for the 39 weeks ended October 1, 2022. Further, in connection with the preparation of the Company’s Quarterly Reports on Form 10-Q for those two quarterly periods that included those unaudited condensed consolidated financial statements and related disclosures, the Company also received guidance from an additional third-party source in connection with the review of those unaudited condensed consolidated financial statements and related disclosures. However, in connection with the Company’s 2022 fiscal year-end audit and the preparation of its consolidated financial statements and related disclosures for that fiscal year, the Company’s management and the Audit Committee concluded that the carrying value of the SPYR Note, as set forth in the aforementioned Quarterly Reports, should be restated. The initial carrying value of $11.2 million should be restated to be $9.4 million and reflect carrying value of $9.5 million as of July 2, 2022 and $9.6 million as of October 1, 2022. Each of these two quarterly restatements has an impact on net income (loss), but not on operating cash flows for any period.

Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements

This Annual Report on Form 10-K for the year ended December 31, 2022 includes audited consolidated financial statements for the years ended December 31, 2022 and January 1, 2022, as well as relevant unaudited interim pro forma financial information for the quarterly periods ended July 22, 2022 and October 1, 2022. The Company has not restated any information within this Annual Report on Form 10-K, including the consolidated financial statements at December 31, 2022 and for the years ended December 31, 2022 and January 1, 2022, but did restate certain unaudited interim financial information for the quarterly periods ended July 2, 2022 and October 1, 2022.

See Note 28, Restatement, in Item 8, Financial Statements and Supplementary Data, for such restated information on the quarterly unaudited condensed consolidated financial statements for the second and third quarters of the Company’s 2022 fiscal year.

i

ii

PART I

ITEM 1. BUSINESS

General

JanOne Inc. (formerly known as Appliance Recycling Centers of America, Inc.) and subsidiaries (collectively, “we,” the “Company,” or “JanOne”) is focused on being a clinical-stage pharmaceutical company committed to finding treatments for conditions that cause severe pain and bringing drugs to market with non-addictive pain-relieving properties.

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

On December 28, 2022, we entered into a Purchase Agreement (the “Purchase Agreement”) with Soin Therapeutics, LLC. Under the Purchase Agreement, JanOne acquired Soin Therapeutics and its LDN product, now known as JAN123. JAN123 is a novel formulation of 2.0 mg of LDN that results in a biphasic release of the product. The release properties of JAN123 provide for an immediate release of less than half the product with a slow, sustained release of the remaining product. Importantly, the rapid release of LDN has been reported to lead to vivid and lucid unpleasant dreams, which should be eliminated with the formulation of JAN123. Initially, a single tablet of JAN123 will be administered orally, once a day before sleep, with eventual titration up to two tablets (4 mg) before sleep.

The name of the Company, JanOne Inc., was strategically chosen to express the start of a new day in the fight against the opioid epidemic. January one is the first day of a New Year—universally considered as a day of optimism, resolution, and hope. JanOne stands by its strategic commitment to fresh thinking and innovative means to assist in ending the worst drug crisis in our nation’s history.

Through March 8, 2023, the Company operated its legacy businesses, ARCA Recycling, Inc. (“ARCA Recycling”) and Customer Connexx, LLC (“Connexx”), in its Recycling segment. ARCA Recycling recycles major household appliances in North America by providing turnkey appliance recycling and replacement services for utilities and other sponsors of energy efficiency programs. Connexx is a company that provides call center services for recycling businesses. On March 9, 2023, we entered into a Stock Purchase Agreement with VM7 Corporation, a Delaware corporation under which the Buyer agreed to acquire all of the outstanding equity interests of (a) ARCA Recycling, Inc., a California corporation, (b) Customer Connexx LLC, a Nevada limited liability company, and (c) ARCA Canada Inc., a corporation organized under the laws of Ontario, Canada. The principal of the Buyer is Virland A. Johnson, our Chief Financial Officer.

The information contained in or accessible from our website is not incorporated into this Annual Report on Form 10-K (the “Form 10-K”), and it should not be considered part of this Form 10-K. We have included our website address in this Form 10-K solely as an inactive textual reference.

The Company was incorporated in Minnesota in 1983, although, through its predecessors, began operating its legacy recycling business in 1976. In 2018, the Company reincorporated in the State of Nevada. The Company's principal office is located at 325 E. Warm Springs Road, Suite 102, Las Vegas, Nevada 89119.

Biotechnology

Overview

We are a clinical-stage biopharmaceutical company focused on becoming the leader in identifying, acquiring, licensing, developing, partnering, and commercializing novel, non-opioid and non-addictive therapies to address the large unmet medical need for the treatment of pain and addiction. JAN101 (formerly known as TV1001SR), is a potential treatment for PAD, a vascular disease that affects more than 8.5 million people in the U.S. and more than 60 million people worldwide. We expect to commence Phase IIb/III clinical trials for the treatment of PAD in 2024.

JAN101

Generally

JAN101, formerly known as TV1001SR, JAN 101, is a patented oral, sustained release pharmaceutical composition of sodium nitrite that targets poor blood flow to the extremities, such as those with vascular complications of diabetes or PAD and treats pain. A conclusion from a round of human studies found JAN101 prevents the prevalent reports of headaches by patients treated with an immediate release formulation of sodium nitrite. In a previous study of patients with PAD, a 40 mg BID treatment with immediate release sodium nitrite led to a statistically significant reduction in reported pain, while an 80 mg BID treatment had a more pronounced effect on bioactivity and Flow Mediated Dilation, a measure of vascular function. However, a number of subjects in both treatment groups reported headaches and dizziness following treatment. Although this did not result in subjects discontinuing treatment, JAN101 was developed to overcome this side effect. JAN101 was tested in a bridging study of diabetic neuropathy subjects and, during that bridging study, the subjects did not report headaches or dizziness. Subjects in this bridging study also reported less pain following treatment and improvements in bioactivity (quantitative sensory testing, a measure of nerve function) were similar to the PAD study, where the 80 mg dosing group had the greatest improvement in Flow Mediated Dilation. The ability to alleviate pain with BID treatment of JAN101 offers promise for a new non-addictive, non-sedating treatment of chronic pain.

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

JAN101

JAN 101 is designed to treat diseases associated with poor vascular function. The following table summarizes our current product candidate:

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

•
Advance the development of JAN101, designed for the treatment of patients with PAD and pain associated with the disease. There are limited therapeutic options available for patients with PAD and we believe that JAN101 has the potential to transform the standard of care to a twice-a-day pill to improve moderate to severe PAD substantially. We have engaged a contract research organization (“CRO”), CPC Clinical Research, to function as our trial manager and currently plan to begin enrolling subjects for the first Phase IIb trials for JAN101 in late 2022. We expect to report topline results promptly following receipt of the data from the CRO.

•
Leverage clinical activity of JAN101 possibly to expand into new indications. The Company is in discussion with multiple researchers about expanding JAN101’s use into other indications. JanOne will provide the researchers previously manufactured clinical supplies of JAN101 for use in their clinical trials.

•
Advance JAN101 through clinical development and pursue development of additional product candidates through acquisitions. Our objective is to build a well-balanced, multi-asset portfolio targeting the large population of patients with chronic and acute pain. To achieve this, in addition to JAN101, we intend to pursue partnerships, licensing agreements, and potential acquisitions of other pharma companies. We continue our search for assets with indications where we believe they could have meaningful impact and address the large unmet medical need. In addition, we may choose to selectively in-license or acquire complementary product candidates by leveraging the insights, network, and experience of our team.

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

We have taken an innovative and targeted approach to identifying treatments for chronic pain that leverages our understanding of the pathophysiology of pain. Pain is variable. For example, it can be inflammatory or neuropathic in nature, and it may be localized to a specific area of the body or it may be generalized throughout. We believe that the most effective way to treat chronic pain is through therapies that specifically target the origin of the pain signal. We strive to maximize JAN 101’s potential based on its unique mechanism of action related to the origin of the pain signal.

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

Microcirculatory injury, which is common in diabetic patients, can lead to a number of problems. Prominent among these is diabetic peripheral neuropathy (DPN). About 10% of patients will have evidence of DPN at the time they are initially evaluated, and almost 50% of diabetic patients will ultimately develop DPN. Of diabetic patients with DPN, 40% to 50% suffer from chronic pain, as well as paresthesia, sensory loss, and weakness, and have at least an eight-fold increased risk of undergoing a distal lower extremity amputation compared to similar non-diabetics. Endothelial cells play an important part in the regulation of microcirculation, as they maintain vascular tone by secreting both vasodilators and vasoconstrictors. A central feature of diabetic microvascular disease (MVD) is endothelial dysfunction, which, in turn, plays an important role in the development and progression of DPN. The pathophysiological factors leading to endothelial dysfunction in diabetes include chronic hyperglycemia and protein glycosylation, insulin resistance, inflammation, and increased oxidative stress. Studies have now shown a close relationship between endothelial dysfunction and diminished nitric oxide (NO) bioavailability. Endogenously produced NO has a half-life measured in seconds, and is rapidly oxidized to nitrite (NO2–) and nitrate (NO3–)

end-products, the latter of which is biologically inert. In the presence of microcirculatory ischemia and endothelial cell dysfunction, however, endogenous NO production by eNOS is much more limited. In such circumstances, circulating NO2 can be non-enzymatically reduced to increase NO availability. In addition to serving as a circulating NO reservoir, nitrite itself has also been shown to have direct and potent vasodilatory effects in vitro and in vivo. The findings that NO2– mediates vasodilatation, both directly and through NO generation, has led to growing interest in the potential effectiveness of nitrite as a therapeutic agent in conditions associated with DPN and endothelial dysfunction. Such conditions include diabetic microvascular disease, DPN, and retinopathy, in which low levels of NO and NO2–, as well as elevated levels of nitrate (NO3–), suggest that the complete oxidation of NO occurs during diabetes with insufficient NO2– reserves to restore NO bioavailability. Previous human studies with an oral formulation of NaNO2 have shown that administration twice daily improves vascular function. In the peripheral arterial disease study, subjects who received the lower dose of NaNO2 reported a significant reduction in pain. Although side effects were minimal, headaches and dizziness were reported by a large number of subjects, likely due to the rapid release of NaNO2 leading to vasodilation. An oral, sustained-release formulation of NaNO2 (SR-nitrite) was developed in an attempt to overcome these problems and was tested in a porcine model of metabolic syndrome with critical limb ischemia. SR-nitrite-treated animals showed increased myocardial NO bioavailability, diminished oxidative stress, and cytoprotection in ischemic tissue. Importantly, 24-hour telemetry recordings of blood pressure showed no evidence of vasodilation. In the above study, we hypothesized that the SR-nitrite would reduce or eliminate headaches reported in patients following administration of the immediate release formulation. Given the promising results on reducing pain in diabetic patients with PAD reported in the previous study, patients with diabetic neuropathy were utilized in this study to determine whether any trends in reducing pain could be observed. The study design was a randomized, placebo controlled, double-blind phase II study was carried out to investigate the safety and potential biological activity of multiple doses of an oral, sustained-release formulation of sodium nitrite (SR-nitrite; TheraVasc Inc., Cleveland, OH, USA), BID in doses of 40 mg and 80 mg over a 12-week treatment period, in human subjects with diabetes and neuropathic pain in the lower extremities and feet. The trial was approved by the Copernicus Group Institutional Review Board and listed on ClinicalTrials.gov: www.clinicaltrials.gov/ct2/show/NCT02412852. The study was funded by TheraVasc Inc. (“TheraVasc”).

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

Competition

The biotechnology and pharmaceutical industries are characterized by extensive research and development efforts, rapidly advancing technologies, intense competition, and a strong emphasis on proprietary products. We are currently focused on the development and commercialization of our asset pipeline of novel, non-opioid, and non-addictive therapies for PAD. The number of patients suffering from chronic PAD is large and growing. While we believe that JAN 101 and our Chief Scientific Officer’s development experience and scientific knowledge provide us with competitive advantages, we face potential competition from many different sources, including pharmaceutical, biotechnology, and specialty pharmaceutical companies that market or develop therapeutics to treat chronic pain. Academic research institutions, governmental agencies, as well as public and private institutions are also potential sources of competitive products and technologies. Our competitors may have significantly greater financial resources, robust drug pipelines, established presence in the market, and expertise in research and development, manufacturing, pre-clinical and clinical testing, obtaining regulatory approvals and reimbursement, and marketing approved products than we do. These competitors also compete with us in recruiting and retaining qualified clinical, regulatory, scientific, sales, marketing, and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. The key competitive factors affecting the success of JAN 101 (as well as other subsequent product candidates), if and when approved, is likely to be its efficacy, durability, safety, price, and the availability of reimbursement from government and other third-party payors.

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

There are a number of companies developing or marketing therapies for the treatment and management of pain that may compete with JAN 101, including many major pharmaceutical and biotechnology companies.

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

The proprietary nature of, and protection for, JAN 101, processes, and know-how are important to our business. Our policy is to pursue, maintain, and defend intellectual property rights, and to protect the technology, inventions, and improvements that are commercially important to our business.

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

Soin Therapeutics

JanOne acquired Soin Therapeutics, a company focused on the development of a novel formulation of low-dose naltrexone (“LDN”) for the treatment of chronic regional pain syndrome (“CRPS”) in 2022. CRPS is a rare pain disorder, characterized by a complex set of symptoms, affecting approximately 200,000 patients annually in the US. There are currently no approved treatments for patients with CRPS. Prior to the acquisition, Soin Therapeutics received Orphan Drug Designation for the product, which provides a variety of incentives for developing the product in this indication.

JAN123

Generally

JAN123 is a novel formulation of 2.0 mg of LDN that results in a biphasic release of the product. The release properties of JAN123 provide for an immediate release of less than half the product with a slow, sustained release of the remaining product. Importantly, the rapid release of LDN has been reported to lead to vivid and lucid unpleasant dreams, which should be eliminated with the formulation of JAN123. Initially, a single tablet of JAN123 will be administered orally, once a day before sleep, with eventual titration up to two tablets (4 mg) before sleep.

Naltrexone

Naltrexone was first synthesized in 1965 and approved by the FDA for the oral treatment of opioid dependence in 1984, with the brand name Trexan. Later it was approved for the oral treatment of alcohol dependence in 1995, when the brand name was changed by DuPont to ReVia. A depot formulation for intramuscular injection was approved by the FDA under the brand name Vivitrol for alcohol dependence in 2006 and opioid dependence in 2010. Typical oral doses are 50 to 100 mg daily, with a once-monthly intramuscular formulation also available. At these doses, Naltrexone has been shown to function as a nonselective opioid antagonist with a high affinity for µ opioid receptors, which decreases addiction cravings (Schumacher, Basbaum et al. 2017, Opioid Agonists & Antagonists. Basic & Clinical Pharmacology, 14e. B. G. Katzung. New York, NY, McGraw-Hill Education). However, there is a risk that patients who are non-compliant with oral naltrexone may experience opioid intoxication simply by skipping doses of naltrexone. Oral bioavailability is also variable from patient to patient, largely due to first-pass metabolism. Thus, naltrexone is pharmacologically effective, but may be ineffective in a real world setting without counseling and strong patient support (Minozzi, 2011, Oral naltrexone maintenance treatment for opioid dependence. Chchrane Database Syst Rev(4), CD001333). There are also multiple generic Naltrexone tablets available on the market for oral administration.

Low Dose Naltrexone (LDN)

Compared to the standard dose, LDN is defined as a daily dose of Naltrexone of 1 to 5 mg, which is 10- to 100-fold lower than the dose used to manage substance use disorders (LDN Research Trust , Toljan and Vrooman 2018, Low-Dose Naltrexone (LDN)-Review of Therapeutic Utilization. Med Sci (Basel) 6(4)). Off-label uses of Naltrexone at lower doses have been explored based on a different mechanism of action for the treatment of inflammatory, rheumatologic, and neurologic conditions. These include multiple sclerosis, fibromyalgia, Crohn disease, chronic fatigue syndrome (CFS), and more recently, CRPS. At the low doses used for these conditions, Naltrexone is thought to act as an immune modulator. Some speculate that this effect is related to reduced neuroinflammation in the case of disorders like CFS (Cant, Dalgleish et al. 2017, Naltrexone Inhibits IL-6 and TNFalpha Production in Human Immune Cell Subsets following Stimulation with Ligands for Intracellular Toll-Like Receptors. Front Immunol 8: 809).

Evidence suggests that, at low doses, Naltrexone antagonizes TLR4 on activated glial cells without the previously mentioned function as a mu-opioid receptor antagonist (Chopra and Cooper 2013, Treatment of Complex Regional Pain Syndrome (CRPS) using low dose naltrexone LDN). J Neuroimmune Pharmacol 8(3): 470-476.). TLR4 has been shown to be a key mediator of microglial activation, which has been identified as a causal mechanism of neuropathic pain in CRPS. Microglial activation is associated with the release of pro-inflammatory cytokines, reactive oxygen species, and prostaglandins, which amplify the inflammatory response (Carniglia, Ramírez et al. 2017, Neuropeptides and Microglial Activation in Inflammation, Pain, and Neurodegenerative Diseases. Mediators of Inflammation 2017: 5048616). Thus, LDN presents a promising therapeutic avenue for the treatment of CRPS, a condition in which TLR4 upregulation is a primary pathway, through attenuation of glial activation and direct targeting of TLR4 activity (Del Valle, Schwartzman et al. 2009, Spinal cord histopathological alterations in a patient with longstanding complex regional pain syndrome. Brain Behav Immun 23(1): 85-91.). By downregulating the inflammatory cytokine release, LDN should be beneficial for CRPS patients.

CRPS patients suffer from severe debilitating pain, and even light touch or benign stimulation elicits extreme amounts of pain. Microglial cells and glial cells oftentimes are involved in this pain-signaling pathway. By reducing glial cell activation, Low-dose Naltrexone can treat this pain syndrome. Another potential mechanism of action of LDN treatment on pain is a paradoxical upregulation of opioid signaling. It is noted that when taken at bedtime, the short-acting low-dose Naltrexone binds to receptors, which leads to a brief blockade of opioid receptors between 2 and 4 a.m. This blockade is believed to upregulate vital life elements of the body and cause an increase in endorphin and enkephalin production. This increase in endorphins and enkephalins will likely cause a decrease in pain that the patient experiences overall. Therefore, LDN leads to transient opioid receptor blockade, which triggers a positive feedback mechanism that increases the production of endogenous opioids (endogenous endorphins and enkephalins) and opioid signaling (Ludwig, Zagon et al. 2017, Serum [Met(5)]-enkephalin levels are reduced in multiple sclerosis and restored by low-dose naltrexone. Exp Biol Med (Maywood) 242(15): 1524-1533; Toljan and Vrooman 2018, Low-Dose Naltrexone (LDN)-Review of Therapeutic Utilization. Med Sci (Basel) 6(4)). Together, these mechanisms may work to alleviate pain associated with CRPS.

Interestingly, low-dose Naltrexone also has effects on the peripheral nervous system. In the peripheral nervous system, it was found that low-dose Naltrexone can modulate T and B lymphocyte production. And it was noticed that low-dose Naltrexone could reduce interleukin 6, interleukin 12, and tumor necrosis factor alpha in the periphery regarding peripheral nervous systems. CRPS patients often have an increase in inflammatory cytokines and may often note an increase in interleukin 6, 12, and tumor necrosis factor alpha. By reducing these inflammatory cytokines back to a normal state, it is predicted that low-dose Naltrexone could treat the actual disease state of CRPS.

In summary, low-dose Naltrexone has a very specific mechanism of action that will distinctly treat CRPS through inhibition of inflammatory cytokines, glial cell activation, neuroinflammation, and increase of endogenous enkephalins and endorphins. In other words, low-dose Naltrexone is not just treating the symptoms with this medication but also treating the underlying disease state and process specific to CRPS.

Chronic Regional Pain Syndrome (CRPS)

CRPS, also termed reflex sympathetic dystrophy (RSD), is a chronic, orphan neurologic condition that typically affects the extremities after trauma or nerve injury, and can cause severe pain. As the most common and prominent symptom of CRPS, the pain is often deep inside the limbs with a burning, stinging, or tearing sensation. Sensory changes are also common and may include increased sensitivity to painful stimuli, feeling pain from stimuli that are usually non-painful, and in some instances, sensory loss (e.g., numbness). In addition to pain, patients commonly experience an affected extremity that is warm, red, and swollen, at least initially. As CRPS progresses, it becomes refractory to sympathetic nerve blocks, conventional analgesics, anticonvulsants, and antidepressants.

CRPS is a rare neurologic disease. It is a painful progressive condition and is listed in the rare disease database of the National Organization for Rare Disorders (NORD). CRPS is subdivided into two categories: type I and type II CRPS. In CRPS type I, there are no nerve injuries or lesions identified. CRPS type I is also known as "reflex sympathetic dystrophy," and it comprises about 90 percent of all cases of CRPS. CRPS type II (causalgia), on the other hand, is diagnosed when there is evidence of nerve damage. As described in the NORD, it was found that CRPS type I developed in 5.46 persons out of every 100,000 per year and the incidence rate of CRPS type 2 was 0.82 persons out of every 100,000 per year, giving rise to a combined incidence rate for both CRPS types I and II of 6.28 per 100000 person-years (Sandroni, Benrud-Larson et al. 2003, Complex regional pain syndrome type I: incidence and prevalence in Olmsted county, a population-based study. Pain 103(1-2): 199-207; Goh, Chidambaram et al. 2017, Complex regional pain syndrome: a recent update. Burns Trauma 5: 2.).

The underlying cause of CRPS is not well understood. In most cases, it occurs after an illness or injury that did not directly damage the nerves in the affected area (Type I). In some cases, it occurs after a specific nerve injury (Type II). The exact trigger of CRPS after an injury is not known, but it may be due to abnormal interactions between the central and peripheral nervous systems and/or inappropriate inflammatory responses. There are multiple factors that may contribute to CRPS development, including immobilization, alterations to the nervous system of the body, and inflammation. Genetic factors and psychological factors, such as anxiety, depression, and anger, may also contribute to the symptoms of CRPS. However, there is no evidence that CRPS is a disease that can be caused by genetic factors alone, and the role of psychological factors in CRPS development remains unproven.

CRPS is treated by approaching it from different areas: physical therapy (PT), occupational therapy (OT), medications for pain management, neuromodulation through implantable devices, and/or nerve blocks targeting the sympathetic chain. Neridronate and zoledronate D,L-lysine monohydrate (ZLM) has been designated as an orphan drugs for the treatment of CRPS in 2013 and 2015, respectively. However, neither of them has been approved. Thus, there is no current FDA-approved drug for CRPS.

Clinical Studies of LDN on CRPS

LDN has been widely used for chronic pain and inflammatory condition and has been shown to alleviate symptoms of pain in patients with chronic pain. A number of case studies have also reported positive effects for LDN in the treatment of CRPS. Chopra et al. reported 2 patient case studies with CRPS who experienced significantly less pain with 4.5 mg daily LDN treatment (Chopra and Cooper 2013, Treatment of Complex Regional Pain Syndrome (CRPS) using low dose naltrexone (LDN). J Neuroimmune Pharmacol 8(3): 470-476). The remission of pain and dystonic spasms in Case 1, as well a remission of all CRPS symptoms (including fixed dystonia) in Case 2, provide evidence that a multi-modal interventional approach, which includes low-dose Naltrexone (a known glial attenuator), should be considered as a treatment option for the treatment of CRPS patients, particularly those patients with dystonic movement disorders. In another CRPS case study, Sturn and Collin found alleviation of pain symptoms as early as 2 days after beginning LDN therapy, with significantly less pain at 4 weeks (Sturn and Collin 2016, Low-Dose Naltrexone: A New Therapy Option for Complex Regional Pain Syndrome Type I Patients. Int J Pharm Compd 20(3): 197-201). Weinstock et al reported alleviation of pain symptoms within one month of LDN treatment, with complete remission of CRPS leg symptoms by 16 months (Weinstock, Myers et al. 2016, Identification and Treatment of New Inflammatory Triggers for Complex Regional Pain Syndrome: Small Intestinal Bacterial Overgrowth and Obstructive Sleep Apnea. A A Case Rep 6(9): 272-276). In a recent case study, an CRPS patient was able to discontinue gabapentin and amitriptyline via the use of LDN, while simultaneously achieving superior pain relied (Soin, 2021, Management of pediatric complex regional pain syndrome with low-dose naltrexone. Pain Medicine Case Reports, 5(3), 109-113). LDN has been reported to have benefits related to other symptoms of chronic pain syndromes as well, including dystonic spasms, CRPS flares, energy, sleep disturbances, and mood.

Systematic literature review of LDN use showed that he most commonly reported AEs with LDN use were dizziness, vomiting, nausea, and vivid dreams (Soin et al. 2021, Low-Dose Naltrexone Use for Patients with Chronic Regional Pain Syndrome: A Systematic Literature Review. Pain Physician 24(4): E393-E406.). Other reported AEs included headaches, abdominal pain, gastrointestinal issues, peripheral edema, restlessness, falls, somnolence, irritability, hematological abnormalities, urinary infection, difficulty concentrating, anxiety, sleepiness, hot flashes/sweating, tachycardia, depression, muscle and joint pain, fatigue, tinnitus, heartburn, dry mouth, and joint pain. Another systematic review also evaluated occurrence of adverse events (AEs) and serious adverse events (SAEs) with LDN use and found that only mild AEs reported among the included studies (89 studies), including nausea, vomiting, and dizziness (Bolton, Hodkinson et al. 2019, Serious adverse events reported in placebo randomized controlled trials of oral naltrexone: a systematic review and meta-analysis. BMC Med 17(1): 10). Although 119 patients reported at least one SAE in the naltrexone study arm, meta-analysis found no difference between occurrence of SAEs in naltrexone and placebo groups. Furthermore, secondary analysis found only 6 AEs that were statistically significant: decreased appetite, dizziness, nausea, sleepiness, sweating, and vomiting.

Efficacy of low-dose naltrexone treatment on CRPS

Author (year)	Symptoms	Symptoms alleviated	Time to alleviation of symptoms	Dose	AEs and SAEs
Chopra et al (2013)	swelling, allodynia, color change, temperature change, some weakness, blisters, skin ulceration, dystonic spasms, dysesthesia	Dystonic spasms, CRPS flares, energy, pain tolerance, sleep disturbances, pain, mood	< 2 months	4.5 mg/day	None
Sturn et al (2016)	Pain	Pain	2 days	1.5 mg	None
Weinstock et al (2016)

Severe leg pain, episodic pain in arms and nose, asymmetric and shiny skin with fluctuating temperature changes, color change, edema, IBS, atypical chest pain and fatigue, edema, blue discoloration, tenderness, joint hypermobility with EDS diagnosis

		Leg and bowel symptoms; all CRPS pain, bowel symptoms, and fatigue	< 1 month	4.5 mg/day	None

Orphan Drug Designation

An orphan disease is a rare disease affecting less than 200,000 people in the US. It is often a serious or fatal condition for which there are no effective therapies. In 1983, the Orphan Drug Act was passed to incentivize companies to develop drugs for patients with rare diseases. Orphan drug designation provide incentives to companies, including:

•
Tax credits for qualifies clinical trials
•
Exemption from user fees
•
Potential for seven years of market exclusivity after approval

In addition, given the small number of patients with a disease and the severity of the disease, approvals are often granted with fewer and smaller trials, saving costs and time. JAN123 was granted Orphan Status for the treatment of CRPS.

Clinical Development Plan

LDN can be rapidly developed in the US via the 505(b)(2) regulatory pathway. This pathway is used for candidates which contain drugs that are already approved but come in a dosage form or delivery system which is different than the original, approved product. In this case, JAN123 fits these criteria perfectly. LDN has the added benefit of being developed at a much lower dose (< 5 milligrams) compared to approved naltrexone products, which are 50 milligrams per tablet. Therefore, it is likely that product development will consist of the following general steps:

•
Manufacturing and approval of clinical batches of LDN tablets prior to clinical studies;
•
Phase I pharmacokinetic study(ies) to confirm the release profile of LDN;
•
A single Phase III study to demonstrate efficacy in CRPS.

A protocol synopsis of the development plan is presented below:

Title of study

Phase I: The Pharmacokinetincs of LDN in the fed and fasted state of a Single Oral Dose of LDN, 4 mg

Phase III: Double-Blind Placebo-Controlled Trial of Low Dose Naltrexone to Treat Complex Regional Pain Syndrome (CRPS)

Clinical Phase	Phase I: The Pharmacokinetincs of LDN in the fed and fasted state Phase III: Registration/Efficacy Study to hopefully facilitate an NDA application for the use of low dose naltrexone to treat CRPS
Objectives:

Phase I: To determine pharmacokinetics of single oral low dose naltrexone in healthy participants in fasting and fed state

Phase3: The primary objective is to assess the efficacy of low-dose naltrexone in treating complex regional pain syndrome symptoms (CRPS).

We plan to conduct a double-blind, randomized, placebo-controlled trial to treat CRPS using low-dose naltrexone.

For Efficacy:

1- Assess daily NRS (numerical pain scale 0 – 10) scores through the 3-month study

2- Study the possible changes or improvement in the Brief Pain Inventory (BPI) and Oswestry Disability Index (ODI) over the three-month study

For Safety:

We will also monitor safety labs on enrollment and termination of the study. However, we would like to point out that this drug has been available and FDA approved at much higher doses (50 – 150mg or higher) orally with a long standing proven safety track record. The drug has been available with multiple different embodiments, route of administration and at much higher doses for quite a long time and the safety of the drug has already been extensively established and published.

Investigational product	JAN123
Study Design

Phase 1: Single-center, dual arm, cross-over, open-label study

Phase 3: Study Description

We plan to conduct a randomized, double blind placebo controlled trial to treat Complex Regional Pain Syndrome. The study duration will be three months long. Patients in the treatment group will receive a single tablet for the first month of a 2mg dose of Naltrexone. Then after 1 month, the patient will take 2 tablets for a total of 4mg for months 2 and 3. Study conclusion will be after 3 months.

Patients in the placebo group will take a single tablet for 1 month followed by 2 tablets for month 2 and 3.

A total number of 200 patients with a 1:1 randomization will used. Since CRPS is an orphan disease we will likely have to use a total of 25 clinical sites or more to be able to adequately recruit the study.

Safety labs will be completed prior to first dose and upon study completion.

For clinical efficacy, we will be assessing daily NRS (1-10) pain scores, a brief pain inventory (BPI) at enrollment and at months 1, 2, and 3 (study completion) and Oswestry Disability Index (ODI) at enrollment and at months 1, 2, and 3 (study completion). Statistically significant improvement in pain scores or any scales in the BPI or ODI are desired outcomes.

Treatment Regimen and Route of Administration

Study Drugs are as follows:

Phase I: Single Oral dose of JAN123, 4 mg given on separate days with and without food separated by a washout period of no less than 7 days

Phase III: Patients will then be doses with either the low dose naltrexone or placebo for three months. Initially for the first month patients will take 1 tablet at bedtime (typically in the evenings) for the first month and then increase to 2 tablets for month 2 and 3. Specifically the Naltrexone will be 2mg tablets, such that for the first month with the 1 tablet per day the patient will be on 2mg doses and subsequently increase to 2 tablets in the evening for a total of 4mg.

Duration of treatment:

Phase I: One day for each dose. Two doses of 2 mg each, in total, separated by a washout period of no less than 7 days.

Phase III: This will be a 3 month trial or approximately 90 days. Upon enrollment, patients will be on either low dose naltrexone or placebo for 90 days.

Participant duration is expected to be 90 days, and at the conclusion of the study (approximately day 90) patients will come in for a final site visit to complete remaining surveys and within 7 days of completion the patients will obtain final safety labs which are anticipated to be a complete blood count and a comprehensive metabolic panel. Since Naltrexone is non opioid based and does not have withdrawal issues, patients can immediately discontinue the therapy without concerns. As referenced earlier, the safety of Naltrexone orally is already well established and our tested doses are low.

Number of Centers

Phase 1: Single Center Clinical Trial

Phase 3: Multicenter Clinical Trial

Likely 25 total sites. Keeping in mind this is an Orphan Disease state and recruitment may be quite difficult- we feel the need to have 25 clinical sites to enroll 200 patients

Clinical sites will be likely Pain Management Centers, both academic and private practice facilities that have access to patients who suffer from CRPS and also include local PIs who have the skill set and ability to properly diagnose CRPS.

Local or regional clinical trial coordinators will be assigned to each site as well.

Enrolling participants are those who meet the diagnosis criteria of CRPS. Typically CRPS is diagnosed using the Budapest Criteria. Age range of 18 - 65 for enrollment, negative pregnancy test, and stable therapy for 3 months.

Subjects:

Phase I: Adult male and female healthy subjects, 18-65 years of age, satisfying all inclusion and exclusion criteria.

Phase III: Patients diagnosed with CRPS (Complex Regional Pain Syndrome), Adult male and female patients, 18-65 years of age

Number of Subjects	Phase I: 10 patients Phase III: 200 patients
Endpoints

Phase1: Primary Outcome Measure:

PK profile for low dose naltrexone (Time Frame: Day 1: predose and at multiple time points after low dose naltrexone administration)

•
Cmax (Maximum observed plasma concentration)
•
Tmax (Time to reach maximum plasma concentration)
•
AUC0-t (Area under the plasma concentration-time curve from 0 hour to the time of the last quantifiable concentration)
•
AUC0-inf (Area under the plasma concentration-time curve from 0 hour extrapolated to infinity)
•
CL/F (Oral clearance)

Phase 3:

Primary Outcome Measure: Improvement in NRS pain scores over a 3 month time period.

Secondary Outcome Measure: Improvement in Brief Pain Inventory and Oswestry Disability Index (ODI) or other verified pain scales.

End of Study will occur upon completion of the 90 day trial of the low dose naltrexone or placebo. It is expected that patients will complete all required surveys and testing requirements of the study.

Early termination is also a possible way to end the study due to issues such as side effects, adverse events or patient desire to withdraw from the study, among other reasons.

Safety Assessments

Standard clinical evaluation and objective measures will be employed to monitor and assess safety during the conduct of the trial. Furthermore, the results of safety assessments will be used during the trial to monitor and protect the safety of enrolled subjects.

Strict subject and study stopping criteria will be implemented to protect the subject's well-being.

Intellectual Property

The composition of Naltrexone is off-patent and generic versions of the drug are available at 50 mg doses. LDN has been routinely compounded in compounding pharmacies and used clinically off-label. However, the 4.5 mg compounded tablets are associated with sleep disturbances, manifested in vivid and lucid unpleasant dreams. For these reasons, JAN 123 was developed as a biphasic release, orally available tablet to reduce the likelihood of unpleasant dreams. A provisional patent was filed in December 2020 and converted to a PCT application in November 2021 (Pub. No. US 2022/0202807 A1). The claims in this application cover the use of the biphasic LDN formulation for treatment of patients with chronic pain. In addition, claims are made to the titration of the LDN for treating chronic pain. While there is no guarantee that these or future pending claims will issue, the Orphan Drug Designation does provide 7 years of market exclusivity after drug approval.

Trade Secrets and Other Proprietary Information

In addition to patents, we rely on trade secrets and know-how to develop and maintain our competitive position. For example, we have developed methods for more efficient manufacture of the biphasic LDN. We seek to protect our proprietary information, in part, by confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors, and commercial partners.

Purchase Agreement

On December 28, 2022, we entered into a Purchase Agreement (the “Purchase Agreement”) with Soin Therapeutics, LLC. Under the Purchase Agreement, JanOne acquired Soin Therapeutics and its LDN product, now known as JAN123. This all stock transaction has a value of $13M, with up to an additional $17M depending on revenues generated by the product, for a total value of up to $30M. The transaction includes restrictions on the maximum number of shares of preferred stock and common stock that can be issued to or transferred by Soin Therapeutics at any given time.

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

Joshua Beckman, MD – Dr. Beckman founded and is director of the Section of Vascular Medicine in the Division of Cardiovascular and is Professor of Medicine at Vanderbilt University Medical Center. The overriding theme linking all of his career activities is vascular function in health and disease. Dr. Beckman’s primary research focuses on the mechanisms by which diabetes mellitus impairs vascular function. Secondary investigations involve studying the effect on endothelial function of non-diabetes-related insulin resistance, androgen deprivation, and vascular function in venous bypass grafts. Dr. Beckman has been involved in numerous clinical studies and has published over 300 research papers with over 30,000 citations. In addition to a number of other journals, Dr. Beckman serves in editorial roles at Vascular Medicine and Circulation, two of the premier journals in the cardiovascular space.

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

Commercial Operations

We currently do not have any marketing and sales organization. We have retained global rights to JAN 101, and, if it or one of our potential subsequent product candidates is approved by the FDA to market in the United States, we expect that our sales force will be supported by sales management, internal sales support, an outside marketing group, and distribution support. We intend to invest in our commercial capabilities prudently by focusing our marketing efforts on the physician subspecialties that treat patients with PAD. These physicians include, but are not limited to, pain management specialists, rheumatologist, surgeons, and sports medicine physicians. We will also evaluate licensing and partnering with third parties to help us reach other sales channels and geographic markets inside and outside of the United States.

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

Through March 8, 2023, when we disposed of our recycling business, we had contracts to recycle, or to replace and recycle, major household appliances for approximately 100 utilities and other providers of energy efficiency services across North America. We operate 17 recycling centers in the United States and Canada to process and recycle old appliances according to all federal, state, provincial, and local rules and regulations. We used United States Environmental Protection Agency (the “EPA”) Responsible Appliance Disposal (“RAD”) Program-compliant methods to remove and manage hazardous components and materials properly, including CFC refrigerants, mercury, polyurethane foam insulation, and recyclable materials, such as ferrous and nonferrous metals, plastics, and glass. During our operations of the recycling business, all of our facilities complied with licensing and permitting requirements, and employees who process appliances receive extensive safety and hazardous materials training.

Our wholly-owned subsidiaries in our Recycling segment included, ARCA Canada, a Canadian corporation formed in September 2006 (“ARCA Canada”), ARCA Recycling, a California corporation formed in November 1991, and Connexx, a Nevada limited liability company formed in October 2016 that provides call center services for recycling business.

Disposition of our Recycling Business

On March 19, 2023, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with VM7 Corporation, a Delaware corporation (the “Buyer”), under which the Buyer agreed to acquire all of the outstanding equity interests of (a) ARCA Recycling, (b) Connexx, and (c) ARCA Canada (collectively, the “Subsidiaries”). The principal of the Buyer is Virland A. Johnson, our Chief Financial Officer. The sale of all of the outstanding equity interests of the Subsidiaries to the Buyer under the Purchase Agreement (the “Disposition Transaction”) was consummated simultaneously with the execution of the Purchase Agreement. Our Board of Directors unanimously approved the Purchase Agreement and the Disposition Transaction.

The economic aspects of the Disposition Transaction are: (i) we reduced the liabilities on our consolidated balance sheets by approximately $17.6 million (excluding those related to the California Business Fee and Tax Division, as discussed below); (ii) we will receive not less than $24.0 million in aggregate monthly payments from the Buyer, which payments are subject to potential increase due to the Subsidiaries’ future performance; and (iii) during the next five years, we may request that the Buyer prepay aggregate monthly payments in the aggregate amount of $1 million. We also received one thousand dollars for the equity of each of the Subsidiaries at the closing. Each monthly payment is to be the greater of (a) $140,000 (or $100,000 for each January and February during the 15-year payment period) or (b) a monthly percentage-based payment, which is an amount calculated as follows: (i) 5% of the Subsidiaries’ aggregate gross revenues up to $2,000,000 for the relevant month, plus (ii) 4% of the Subsidiaries’ aggregate gross revenues between $2,000,000 and $3,000,000 for the relevant month, plus (iii) 3% of the Subsidiaries aggregate gross revenues over $3,000,000 for the relevant month. The Buyer will receive credit toward the payment of the first monthly payment (March of 2023) for any payments, distributions, or cash dividends paid by any of the Subsidiaries to the Seller on or after March 19, 2023.

The Buyer may prepay, at any time and in total, the estimated aggregate of the future monthly payments. That amount will be an amount equal to the then-present value of the estimated future monthly payments, discounted at the rate of 5% per annum (the “Prepayment Price”). Furthermore, the Buyer will be required to pay the Prepayment Price upon the earliest of (i) Mr. Johnson holding less than 75% of the capital stock of the Buyer, (ii) the Buyer selling substantially all of its assets, (iii) the Buyer holding less than 50% of the capital stock of the Subsidiaries, or (iv) the Subsidiaries selling substantially all of their respective assets. Upon payment of the Prepayment Price, Buyer will have no further purchase price payment obligations to the Seller.

Additional terms of the Disposition Transaction are: (i) we have the right to appoint one member of the Buyer’s board of directors until the sooner of the Buyer having paid the Prepayment Price or having tendered all of the monthly payments; (ii) Mr. Johnson’s annual salary as Chief Executive Officer of the Buyer shall be $400,000, prorated, for the remainder of the 2023 calendar year, and then adjusted annually to an amount equal to 1% of the Subsidiaries’ aggregate gross revenues, until the sooner of the Buyer having paid the Prepayment Price or having tendered all of the monthly payments; and (iii) we will receive additional payments from the Buyer (that are not related to the on-going monthly payments) that relate to certain taxing agency issues. Upon settlement of the continuing dispute between ARCA and the California Business Fee and Tax Division (as to which settlement, there can be no assurance), the ARCA will pay to us 50% of the amount of the reduction between the current assessment and any such settlement. The payment will be memorialized by a three-year promissory note with interest at five percent per annum. The first payment under the note will be on the last day of the Buyer’s fiscal year in which the settlement occurs and the remaining payments each year thereafter. If ARCA receives a refund from the agency for payments previously made, it shall pay to us an amount equivalent to 25% of such refund after reduction for the legal fees payable to counsel for this proceeding. ARCA and Connexx are due to receive from the Internal Revenue Service two payments in the aggregate amount of approximately $931,000 in connection with the Employee Retention Credit provisions of the Coronavirus Aid, Relief, and Economic Security Act and the Taxpayer Certainty and Disaster Tax Relief Act of 2020. Those payments are to be tendered to us within 10 days of receipt by ARCA or Connexx.

To secure the Buyer’s obligations under the Purchase Agreement and pursuant to a Stock and Membership Interests Pledge Agreement dated March 19, 2023 (the “Pledge Agreement”), Mr. Johnson pledged to us all of the capital stock in the Buyer (the “Buyer’s Capital Stock”) and the Buyer pledged to us all of the equity interests of the Subsidiaries (the “Subject Securities”). Under the terms of the Pledge Agreement, upon an Event of Default (as defined in the Pledge Agreement), among other remedies in our favor, we may foreclose on any or all of the Buyer’s Capital Stock and the Subject Securities. We may also cause the ownership of the Buyer’s Capital Stock and of the Subject Securities to be transferred to us automatically, pursuant to an irrevocable transfer entered in our favor, as referenced in the Pledge Agreement. In the event of an automatic transfer, all of the monthly payments previously made by the Buyer pursuant to the terms of the Purchase Agreement will then be characterized as contributions to the capital of the Company without dilution of the Company’s capital stock.

The parties have made customary representations, warranties, covenants, and indemnities in connection with the Disposition Transaction.

The Purchase Agreement contains certain representations and warranties that the parties made to each other as of the date of the Purchase Agreement or such other date as explicitly referenced therein. The representations and warranties were made solely for purposes of the Purchase Agreement and (i) are subject to limitations agreed by the parties in negotiating the terms and conditions thereof, (ii) may not be accurate or complete as of any specified date, (iii) will be qualified by the underlying disclosure schedules, (iv) may be subject to a contractual standard of materiality different from those generally applicable to investors, and (v) may have been used for the purpose of allocating risk among the parties thereto, rather than for establishing any matters as facts. Information concerning the subject matter of the representations and warranties may change after March 19, 2023, and subsequent information may or may not be fully reflected in JanOne’s public disclosures. For the foregoing reasons, the representations and warranties contained in the Purchase Agreement should not be relied upon as statements of factual information.

Technology

During the year ended January 1, 2022, the Company took a full write-down of the unamortized portion of the GeoTraq intangible asset of approximately $9.8 million, and on May 24, 2022, the Company entered into an Asset Purchase Agreement with SPYR Technologies Inc., pursuant to which the Company sold to SPYR substantially all the assets and none of the liabilities of its wholly-owned subsidiary GeoTraq Inc. The aggregate purchase price for the GeoTraq Assets was $13.5 million, payable in cash and shares of SPYR’s capital stock. As of the closing of the transaction on May 24, 2022, SPYR issued to the Company 30,000,000 shares of its common stock at $0.03 per share, and delivered a five-year Promissory Note in the principal amount of $12.6 million. The Promissory Note bears simple interest at the rate of 8% per annum, provides quarterly interest payments due the first day of each calendar quarter, and may be prepaid at any time without penalty. Quarterly interest payments may be made in cash or in shares of SPYR's restricted common stock or preferred stock. The Promissory Note matures on May 23, 2027.

Employees

As of December 31, 2022, the Company had 207 employees, of which 199 were full-time employees.

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

Risks Relating to Our Biotechnology Segment

Our biotechnology business has a limited operating history

Our biotechnology business was started in September 2019 and has a limited operating history. We have not commenced revenue-producing operations. To date, our biotechnology-related operations have consisted of preliminary research and development, and characterization and testing of SR TV1001 (now known as JAN101) and our December 2022 acquisition of Soin Therapeutics and its LDN product (now known as JAN123). Our limited operating history makes it difficult for potential investors to evaluate our technology or the prospective operations of our biotechnology business. You should consider the prospects of our biotechnology business in light of the costs, uncertainties, delays, and difficulties frequently encountered by companies in the early stages of development, especially clinical-stage biopharmaceutical businesses such as ours. Potential investors should carefully consider the risks and uncertainties that a biotechnology business with a limited operating history faces. In particular, potential investors should consider that we may be unable to (i) successfully implement or execute the business plan of our biotechnology business or currently validate that our biotechnology business plan is sound; (ii) successfully complete clinical trials and obtain regulatory approval for the marketing of JAN 101; (iii) successfully demonstrate a favorable differentiation between JAN 101 and the current products on the market; (iv) successfully manufacture our clinical drug product and establish a commercial drug supply; (v) secure market exclusivity and/or adequate intellectual property protection for JAN 101; and (vi) raise sufficient funds in the capital markets to effectuate our biotechnology business plan, including product and clinical development, regulatory approval, and commercialization for JAN 101.

Our business model is partially dependent on certain patent rights licensed to us from the Licensors (as defined below), and the loss of those license rights would, in all likelihood, cause our business, as presently contemplated, to fail.

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

We will be completely dependent on third parties to manufacture JAN 101, and its commercialization could be halted, delayed, or made less profitable if those third parties fail to obtain manufacturing approval from the FDA or comparable foreign regulatory authorities, fail to provide us with sufficient quantities of JAN 101, or fail to do so at acceptable quality levels or prices.

We do not currently have, nor do we plan to acquire, the capability or infrastructure to manufacture our drug candidate for use in our clinical trials or for commercial sales, if any. As a result, we will be obligated to rely on contract manufacturers when we conduct clinical trials and if and when our initial or subsequent product candidates are approved for commercialization. In January 2020, we entered into a Master Agreement for Development, Manufacturing and Supply with CoreRx Inc. (“CoreRx”), pursuant to which CoreRx has agreed to provide to us certain product testing, development, and clinical manufacturing services for JAN 101. We have not entered into agreements with any contract manufacturers for commercial supply and may not be able to engage contract manufacturers for commercial supply of our initial or subsequent product candidates on favorable terms to us, or at all, should the need arise.

In a previous clinical trial, the manufacture of JAN101 by a different manufacturing company resulted in a product that demonstrated initial instability that led to the product being out-of-specification. While the FDA allowed the trial to continue, there is no guarantee that, if the product manufactured by CoreRx is similarly unstable, the FDA will allow us to continue to develop that product. Even if the product manufactured by CoreRx is stable, the FDA may require additional studies to confirm the stability of the product, increasing development cost and times.

The facilities used by CoreRx to manufacture JAN 101 must be approved by the FDA or comparable foreign regulatory authorities. Such approvals are subject to inspections that will be conducted after we submit an NDA to the FDA or their equivalents to other relevant regulatory authorities. We will not control the manufacturing process of JAN 101 or subsequent product candidates and will be completely dependent on our contract manufacturing partners for compliance with cGMPs, for manufacture of both active drug substances and finished drug products. These cGMP regulations cover all aspects of the manufacturing, testing, quality control, storage, distribution, and record keeping relating to our initial or subsequent product candidates. If our contract manufacturers do not successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, we will not be able to secure or maintain regulatory approval for products made at their manufacturing facilities. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our initial or subsequent product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, manufacture, obtain regulatory approval for, or market our initial or subsequent product candidates, if approved. Likewise, we could be negatively impacted if any of our contract manufacturers elect to discontinue their business relationship with us.

Our contract manufacturer will be subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies for compliance with cGMPs and similar regulatory requirements. We will not have control over our contract manufacturer’s compliance with these regulations and standards. Failure by our contract manufacturer to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure to grant approval to market JAN 101, delays, suspensions or withdrawals of approvals, inability to supply product, operating restrictions, and criminal prosecutions, any of which could significantly and adversely affect our biotechnology business. In addition, we will not have control over the ability of our contract manufacturer to maintain adequate quality control, quality assurance, and qualified personnel. Failure by our contract manufacturer to comply with or maintain any of these standards could adversely affect our ability to develop, manufacture, obtain regulatory approval for or market JAN 101, if approved.

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

CoreRx currently serves as our sole manufacturer of JAN101. As CoreRx also manufactures other products, there can be no guarantee that CoreRx will have the capacity to manufacture additional clinical product for us in a timely manner, when required, which could lead to significant delays in initiating other clinical studies. CoreRx will unlikely have the capacity to manufacture the amount of product needed, if and when JAN101 is approved for marketing. This would necessitate identifying additional manufacturer(s) who may or may not be able to replicate the manufacturing process developed at CoreRx. In addition, the increase in quantities required for commercialization of the product, if commercialization occurs, could require modifying the manufacturing process to produce larger quantities of tablets more efficiently. Such modifications of the manufacturing process, if even possible, could result in significant delays in the delivery of the product.

We will be validating the manufacturing process, with appropriate process parameters and critical process, at CoreRx in 2023. Based on current batch sizes, these validated processes will support the manufacture of approximately 6.5 million tablets a month. This would allow us to enter the marketplace, but would support sales of only 1-2% of the addressable market. There is no guarantee that CoreRx will increase its manufacturing capacity when needed by us; thus, we will likely need to identify another approved manufacturer with increased capacity. In addition, we will need to revalidate the manufacturing process to demonstrate to the FDA the ability to reproducibly manufacture larger batch sizes, which will increase time and costs. If these activities are not carried out in a timely manner, a shortage of product could result following commercial launch, which could significantly affect sales and overall valuation of the Company.

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

We will face a potential risk of product liability as a result of the clinical testing of our initial or subsequent product candidates. For example, we may be sued if any product we develop, including JAN 101, or any materials that we use in it, allegedly causes injury or is found to be otherwise unsuitable during product testing and manufacturing. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. In the United States, claims could also be asserted against us under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our initial or subsequent product candidates. Even successful defense of these claims would require us to employ significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in, among other things (i) decreased demand for JAN 101 or any future products that we may develop; (ii) failure to obtain regulatory approval for our product candidates; (iii) withdrawal of participants in our clinical trials; (iv) substantial monetary awards to trial participants or patients; (v) product recalls or withdrawals or labeling, marketing, or promotional restrictions; and (vi) the inability to commercialize our initial or subsequent product candidates. As of the date of this Form 10-K, we do not carry product liability insurance.

The success of our biotechnology business is entirely dependent on our ability to obtain the marketing approval for our product candidates by the FDA and the regulatory authorities in foreign jurisdictions in which we intend to market them, of which there can be no assurance.

We are not permitted to market JAN 101 or JAN 123 as prescription pharmaceutical products in the United States until we receive approval of an NDA from the FDA, or in any foreign countries until we receive the requisite approval from such countries. In the United States, the FDA generally requires the completion of clinical trials of each drug to establish its safety and efficacy and extensive pharmaceutical development to ensure its quality before an NDA is approved. Of the large number of drugs in development, only a small percentage result in the submission of an NDA to the FDA and even fewer are eventually approved for commercialization. As of the date of this Form 10-K, we have not submitted an NDA to the FDA or comparable applications to other regulatory authorities for any subsequent product candidates.

Because of the clinical trial history of JAN101, we believe that JAN 101 will qualify for FDA approval through the FDA’s 505(b)(2) regulatory pathway and in corresponding regulatory paths in other foreign jurisdictions. Notwithstanding the use of the FDA’s 505(b)(2) regulatory pathway, we will be required to conduct Phase IIb and Phase III studies prior to filing for marketing approval of JAN 101.

Our success depends on our receipt of the regulatory approvals described above, and the issuance of such regulatory approvals is uncertain and subject to a number of risks, including the following: (i) the results of toxicology studies may not support the filing of an NDA for JAN 101; (ii) the FDA may require additional pharmacokinetic studies with JAN101, including studies with food, prior to allowing the Company to conduct Phase IIb and Phase III clinical trials; (iii) the FDA or comparable foreign regulatory authorities or Institutional Review Boards (“IRBs”) may disagree with the design or implementation of our clinical trials; (iv) we may not be able to provide acceptable evidence of JAN 101’s safety and efficacy; (v) the results of our clinical trials may not be satisfactory or may not meet the level of statistical or clinical significance required by the FDA, the EMA, or other regulatory agencies for us to receive marketing approval for JAN 101; (vi) the dosing of JAN 101 in a particular clinical trial may not be at an optimal level; (vii) patients in our clinical trials may suffer adverse effects for reasons that may or may not be related to JAN 101; (viii) the data collected from clinical trials may not be sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere; (ix) the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and (x) the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval of JAN 101.

The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon, among other things, the type, complexity, and novelty of the product candidates involved, the jurisdiction in which regulatory approval is sought, and the substantial discretion of the regulatory authorities. Changes in regulatory approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for a submitted product application may cause delays in the approval or rejection of an application. Regulatory approval obtained in one jurisdiction does not necessarily mean that a product candidate will receive regulatory approval in any or all other jurisdictions in which we may seek approval; but, the failure to obtain approval in one jurisdiction may negatively impact our ability to seek approval in a different jurisdiction. Failure to obtain regulatory approval for JAN 101 for the foregoing, or any other reasons, will prevent us from commercializing JAN 101, and our ability to generate revenue will be materially impaired.

Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is uncertain as to outcome.

Our business model depends in part on the successful development, regulatory approval, and commercialization of JAN 101, which may never occur. JAN 101 is in the early stages of development and, as of the date of this Form 10-K, we have not progressed JAN 101 beyond early clinical studies designed only to show safety. Three INDs have previously been submitted by previous licensees/assignees of JAN101 and were accepted by the FDA. These INDs were transferred to JanOne in 2020. Even though the INDs were transferred to us, the FDA may still require additional work prior to re-initiation of clinical trials. If we do not obtain such approvals to re-initiate trials as presently planned, the time in which we expect to commence clinical programs for any product candidate will be extended and such extension will increase our expenses, delay our potential receipt of any revenues, and increase our need for additional capital. Moreover, there is no guarantee that we will receive approval to commence human clinical trials or, if we do receive approval, that our clinical trials will be successful or that we will continue clinical development in support of an approval from the FDA or comparable foreign regulatory authorities for any indication. We note that most product candidates never reach the clinical development stage and even those that do commence clinical development have only a small chance of successfully completing clinical development and gaining regulatory approval. Success in early phases of pre-clinical and clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. A failure of one or more of our clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent our ability to receive regulatory approval or commercialize our initial or any subsequent product candidates. Therefore, our business currently depends entirely on the successful development, regulatory approval, and commercialization of our product candidates, which may never occur.

Even if we receive regulatory approval for JAN 101, we may not be able to commercialize it successfully and the revenue that we generate from its sales, if any, may be limited.

If approved for marketing, the commercial success of JAN 101 will depend upon the product’s acceptance by the medical community, including physicians, patients, and health care payors. The degree of market acceptance for JAN 101 will depend on a number of factors, including (i) demonstration of clinical safety and efficacy; (ii) relative convenience, dosing burden, and ease of administration; (iii) the prevalence and severity of any adverse effects; (iv) the willingness of physicians to prescribe JAN 101 and the target patient population to try new therapies; (v) efficacy of JAN 101 compared to competing products; (vi) the introduction of any new products that may in the future become available, targeting indications for which JAN 101 may be approved; (vii) new procedures or therapies that may reduce the incidences of any of the indications in which JAN 101 may show utility; (viii) pricing and cost-effectiveness; (ix) the inclusion or omission of JAN 101 in applicable guidelines; (x) the effectiveness of our own or any future collaborators’ sales and marketing strategies; (xi) limitations or warnings contained in approved labeling from regulatory authorities; (xii) our ability to obtain and maintain sufficient third-party coverage or reimbursement from government health care programs, including Medicare and Medicaid, private health insurers, and other third-party payors or to receive the necessary pricing approvals from government bodies regulating the pricing and usage of therapeutics; and (xiii) the willingness of patients to pay out-of-pocket in the absence of third-party coverage or reimbursement or government pricing approvals.

If JAN 101 is approved but does not achieve an adequate level of acceptance by physicians, health care payors, and patients, our biotechnology business may not generate sufficient revenue to cover costs. Our efforts to educate the medical community and third-party payors on the benefits of JAN 101 may require significant resources and may never be successful.

In addition, even if we obtain regulatory approvals, the timing or scope of any approvals may prohibit or reduce our ability to commercialize JAN 101 successfully. For example, if the approval process takes too long, we may miss market opportunities and give other companies the ability to develop competing products or establish market dominance. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that renders our product candidate not commercially viable. For example, regulatory authorities may approve our product candidate for fewer or more limited indications than we request, may not approve the price we intend to charge for our product candidate, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve any of our product candidates with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that indication. Further, the FDA or comparable foreign regulatory authorities may place conditions on approvals or require risk management plans or a REMS to assure the safe use of the drug. Moreover, product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following the initial marketing of the product. Any of the foregoing scenarios could materially harm the commercial success of our product candidate.

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

In addition, if JAN 101 is approved for a particular indication, our product labeling, advertising, and promotion would be subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. If we receive marketing approval for JAN 101, physicians may nevertheless legally prescribe our product to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability and government fines. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees of permanent injunctions under which specified promotional conduct is changed or curtailed.

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

Obtaining and maintaining regulatory approval of JAN 101 in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of JAN 101 in other jurisdictions.

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

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval for JAN 101, restrict, or regulate post-approval activities and affect our ability to profitably sell JAN 101. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We do not know whether additional legislative changes will be enacted, or whether the FDA regulations, guidance, or interpretations will be changed, or what the impact of such changes on the marketing approvals of JAN 101, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

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

Our ability to market JAN 101 successfully will depend in part on the level of reimbursement that government health administration authorities, private health coverage insurers, and other organizations provide for the cost of JAN 101 and related treatments. Countries in which JAN 101 is sold through reimbursement schemes under national health insurance programs frequently require that manufacturers and sellers of pharmaceutical products obtain governmental approval of initial prices and any subsequent price increases. In certain countries, including the United States, government-funded and private medical care plans can exert significant indirect pressure on prices. We may not be able to sell JAN 101 profitably if adequate prices are not approved or coverage and reimbursement is unavailable or limited in scope. Increasingly, third-party payors attempt to contain health care costs in ways that are likely to impact the development of our product including: (i) failing to approve or challenging the prices charged for health care products; (ii) introducing reimportation schemes from lower priced jurisdictions; (iii) limiting both coverage and the amount of reimbursement for new therapeutic products; (iv) denying or limiting coverage for products that are approved by the regulatory agencies but are considered to be experimental or investigational by third-party payors; and (v) refusing to provide coverage when an approved product is used in a way that has not received regulatory marketing approval.

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

Additionally, if the Licensors were to initiate legal proceedings against a third party to enforce a patent covering JAN 101, the defendant could counterclaim that such patent is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include alleged failures to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for unenforceability assertions include allegations that someone connected with prosecution of the patent withheld relevant information from the United States Patent and Trademark Office (the “PTO”) or made a misleading statement during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include regarding-examination, post-grant review, and equivalent proceedings in foreign jurisdictions, e.g., opposition proceedings. Such proceedings could result in revocation or amendment of the Licensors’ patents in such a way that they no longer cover JAN 101 or competitive products. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to validity, for example, we cannot be certain that there is no invalidating prior art, of which the Licensors and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on any of our product candidates. Such a loss of patent protection would have a material adverse impact on our business.

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

Our success depends on successfully blocking others from developing and commercializing similar products. As a repurposed drug, our API has previously been approved for other indications, none of which currently represents a threat to JAN 101, and therefore cannot be protected. We will rely on our method of use and oral formulation patents to protect JAN 101, which may also put JAN 101 at risk from companies developing oral formulations using the same API for other indications. Even though our patents provide protection for specific uses, we will not be able to prevent other companies from developing the same API for other uses. If a similar dose, formulation, and route of administration is developed for another indication by a different company, we cannot guarantee that the product they market for the other indication will not be prescribed off-label by doctors or filled by pharmacists for use in indications our patents cover and that if less expensive, would not negatively affect our sales, if JAN 101 is ultimately approved by the FDA.

JAN 101 may infringe the intellectual property rights of others, which could increase our costs and delay or prevent our development and commercialization efforts.

Our success depends in part on avoiding infringement of the proprietary technologies of others. The pharmaceutical industry has been characterized by frequent litigation regarding patent and other intellectual property rights. Identification of third-party patent rights that may be relevant to our proprietary technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases, and the difficulty in assessing the meaning of patent claims. Additionally, because patent applications are maintained in secrecy until the application is published, we may be unaware of third-party patents that may be infringed by commercialization of JAN 101 or any subsequent product candidate. There may be certain issued patents and patent applications claiming subject matter that we may be required to license in order to research, develop, or commercialize any of our product candidates, and we do not know if such patents and patent applications would be available to license on commercially reasonable terms, or at all. Any claims of patent infringement asserted by third parties would be time-consuming and may: (i) result in costly litigation; (ii) divert the time and attention of our technical personnel and management; (iii) prevent us from commercializing a product candidate until the asserted patent expires or is held finally invalid or not infringed in a court of law; (iv) require us to cease or modify our use of the technology and/or develop non-infringing technology; or (v) require us to enter into royalty or licensing agreements.

Third parties may hold proprietary rights that could prevent JAN 101 from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to any of our product candidates or our processes could subject us to potential liability for damages and require us to obtain a license to continue to manufacture or market JAN 101 or any subsequent product candidates. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. In addition, we cannot be sure that we could redesign JAN 101 or any subsequent product candidates or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing JAN 101 or a subsequent product candidate, which could harm our business, financial condition, and results of operations.

We expect that there are other companies, including major pharmaceutical companies, working in the areas competitive to JAN 101 that either have resulted, or may result, in the filing of patent applications that may be deemed related to our activities. If we were to challenge the validity of these or any issued United States patent in court, we would need to overcome a statutory presumption of validity that attaches to every issued United States patent. This means that, in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims. If we were to challenge the validity of these or any issued United States patent in an administrative trial before the Patent Trial and Appeal Board in the PTO, we would have to prove that the claims are unpatentable by a preponderance of the evidence. There is no assurance that a jury and/or court would find in our favor on questions of infringement, validity, or enforceability. Even if we are successful, litigation could result in substantial costs and be a distraction to management.

GENERAL RISK FACTORS

Isaac Capital Group, LLC (“ICG”) owns a large percentage of our voting stock, which may allow it to control substantially all matters requiring stockholder approval.

Currently, ICG owns approximately 18.7% of our outstanding shares of common stock. ICG’s sole member is Jon Isaac, the President and Chief Executive Officer of Live Ventures. Jon Isaac is the son of our Chief Executive Officer Tony Isaac. Because of such ownership and the relationship, ICG may be able significantly, and possibly adversely, to affect our corporate decisions, including the election of the board of directors.

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

ITEM 2. PROPERTIES

Our executive offices are located in Las Vegas, Nevada in a leased facility consisting of 11,000 square feet of office space.

Recycling Centers

We lease the recycling center facilities described below.

Approximate Ft2	Location
18,500	Santa Fe Springs, California
9,200	Newark, California
12,900	Sacramento, California
14,800	Tulare, California
7,500	Commerce City, Colorado
12,600	North Haven, Connecticut
14,700	Norcross, Georgia
19,800	Franklin, Massachusetts
3,000	Baltimore, Maryland
6,500	Edina, Minnesota
27,000	Hainesport, New Jersey
5,900	Albuquerque, New Mexico
5,100	Dartmouth, Nova Scotia
7,900	Syracuse, New York
23,200	Pittsburgh, Pennsylvania
9,600	Philadelphia, Pennsylvania
8,100	Mechanicsburg, Pennsylvania
14,500	Kent, Washington

ITEM 3. LEGAL PROCEEDINGS

The information in response to this item is included in Note 17, Commitments and Contingencies, to the Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividends

Our common stock trades under the symbol “JAN” on The Nasdaq Capital Market. As of April 12, 2023, there were 37 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers. We have no record of the number of holders of our common stock who hold their shares in “street name” with various brokers.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the fiscal year ended December 31, 2022, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Part II, Item 8 of this 10-K for the fiscal year ended December 31, 2022.

Note about Forward-Looking Statements

This Form 10-K includes statements that constitute “forward-looking statements.” These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “intends,” “plans,” “expects,” or “anticipates,” and do not reflect historical facts. Specific forward-looking statements contained in this portion of the Form 10-K include, but are not limited to: (i) statements relating to JAN 101, JAN101, including statements relating to the commencement of Phase IIb clinical trials for the treatment of PAD in 2021 and the results of those trials, (ii) statements that are based on current projections and expectations about the markets in which we operate, (iii) statements relating to the prospective sale of our Recycling business, (iv) statements about current projections and expectations of general economic conditions, (v) statements about specific industry projections and expectations of economic activity, (vi) statements relating to our future operations and prospects, (vii) statements about future results and future performance, (viii) statements that the cash on hand and additional cash generated from operations, together with potential sources of cash through issuance of debt or equity, will provide the Company with sufficient liquidity for the next 12 months, and (ix) statements that the outcome of pending legal proceedings will not have a material adverse effect on business, financial position and results of operations, cash flow, or liquidity.

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

Our Company

We are focused on finding treatments for conditions that cause severe pain and bringing to market drugs with non-addictive pain-relieving properties. In addition, through our subsidiaries ARCA Recycling, Connexx, and ARCA Canada, we are engaged in the business of recycling major household appliances in North America by providing turnkey appliance recycling and replacement services for utilities and other sponsors of energy efficiency programs. Also, through our GeoTraq Inc. subsidiary, we have been engaged in the development and design of wireless transceiver modules with technology that provides LBS directly from global Mobile IoT networks. However, Our GeoTraq subsidiary has not generated any revenue to date, including in the fiscal year ended January 1, 2022. Consequently, during the year ended January 1, 2022, the Company took a full write-down of the unamortized portion of the GeoTraq intangible asset of approximately $9.8 million, and, on May 24, 2022, we sold substantially all of the GeoTraq assets (see Note 26 to the Consolidated Financial Statements below).

We operate three reportable segments:

•
Biotechnology: Our biotechnology segment is focused on finding treatments for conditions that cause severe pain and bringing to market drugs with non-addictive pain-relieving properties.
•
Recycling: Our recycling segment is a turnkey appliance recycling program. We receive fees charged for recycling, replacement and additional services for utility energy efficiency programs and have established 20 Regional Processing Centers (“RPCs”) for this segment throughout the United States and Canada

•
Technology: We have suspended all operations for GeoTraq, and, on May 24, 2022, sold substantially all of the GeoTraq assets. The results for this segment for the years ended December 31, 2022 and January 1, 2022 are reported as discontinued operations below.

Reporting Period. We report on a 52-or 53-week fiscal year. Our 2022 fiscal year ended on December 31, 2022 (“fiscal 2022”). Our 2022 fiscal year ended on January 1, 2022 (“fiscal 2021”).

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

Results of Operations

The following table sets forth certain statement of operations items from continuing and discontinued operations and as a percentage of revenue, for the periods indicated (in $000's):

	Fiscal Year Ended		Fiscal Year Ended
	December 31, 2022		January 1, 2022
Statement of Operations Data:
Revenues	$39,611	100.0%	$40,022	100.0%
Cost of revenues	31,992	80.8%	31,154	77.8%
Gross profit	7,619	19.2%	8,868	22.2%
Selling, general and administrative expenses	11,790	29.8%	12,089	30.2%
Operating loss	(4,171)	(10.5)%	(3,221)	(8.0)%
Gain on debt settlement	—	0.0%	1,799	4.5%
Interest expense, net	(489)	(1.2)%	(773)	(1.9)%
Gain (loss) on litigation settlement	942	2.4%	(1,950)	(4.9)%
Gain on settlement of vendor advance payments	—	0.0%	952	2.4%
Unrealized loss on marketable securities	(631)	(1.6)%	—	—
Gain on reversal of contingency loss	637	1.6%	—	—
Other income, net	630	1.6%	152	0.4%
Net loss before provision for income taxes	(3,082)	(7.8)%	(3,041)	(7.6)%
Income tax provision	(6,671)	(16.8)%	273	0.7%
Net loss from continuing operations	3,589	9.1%	(3,314)	(8.3)%
Income (loss) from discontinued operations	9,562	24.1%	(13,573)	(33.9)%
Income tax provision for discontinued operations	2,159	5.5%	—	—
Net income (loss) from discontinued operations	7,403	18.7%	(13,573)	(33.9)%
Net income (loss)	$10,992	27.7%	$(16,887)	(42.2)%

The following tables set forth revenues for key product and service categories, percentages of total revenue and gross profits earned by key product and service categories and gross profit percent as compared to revenues for each key product category indicated (in $000's):

	Fiscal Year Ended		Fiscal Year Ended
	December 31, 2022		January 1, 2022
	Net	Percent	Net	Percent
	Revenue	of Total	Revenue	of Total
Revenue
Recycling and Byproducts	$23,264	58.7%	$21,603	54.0%
Replacement Appliances	16,347	41.3%	18,419	46.0%
Total Revenue	$39,611	100.0%	$40,022	100.0%

	Fiscal Year Ended		Fiscal Year Ended
	December 31, 2022		January 1, 2022
	Gross	Gross	Gross	Gross
	Profit	Profit %	Profit	Profit %
Gross Profit
Recycling and Byproducts	$1,548	6.7%	$2,897	13.4%
Replacement Appliances	6,071	37.1%	5,971	32.4%
Total Gross Profit	$7,619	19.2%	$8,868	22.2%

Revenue

Revenue decreased by approximately $400,000, or 1.0%, for the fiscal year ended December 31, 2022 as compared to the fiscal year ended January 1, 2022. Recycling and Byproduct revenue increased by approximately $1.7 million primarily due to stronger demand, partially offset by lower byproduct commodity pricing. Replacement Appliances revenue decreased by approximately $2.1 million or 11.2%, primarily due to decreased sales volume. We generated no revenue from discontinued operations for the years ended December 31, 2022 and January 1, 2022.

Cost of Revenue

Cost of revenue increased by approximately $840,000, or 2.7% for the fiscal year ended December 31, 2022 as compared to the fiscal year ended January 1, 2022. Recycling and Byproducts cost of revenue increased by approximately $3.0 million, or 16.1%, which generally aligns with increases in revenue. Replacement Appliances cost of revenue decreased by approximately $2.2 million primarily due to decreases in revenue. Both Replacement Appliances and Recycling and Byproducts cost of revenue were impacted by higher transportation, facilities and labor costs. As no revenue was generated for the years ended December 31, 2022 and January 1, 2022, we did not incur any costs of revenue for these periods.

Selling, General and Administrative Expense

Selling, general and administrative expenses from decreased by approximately $300,000, or 2.5%, for the fiscal year ended December 31, 2022 as compared to the fiscal year ended January 1, 2022, primarily due to lower amortization costs, legal and professional fees and share based compensation, partially offset by an increase in labor costs. Selling, general and administrative expenses from discontinued operations was a gain of approximately $9.4 million for the year ended December 31, 2022, primarily due to the gain on sale of GeoTraq, and expense of approximately $13.6 million for the year ended January 1, 2022, primarily due to recording full impairment of the GeoTraq intangible.

Interest Expense, net

Interest expense, net, decreased by approximately $284,000 or 36.7%, for the fiscal year ended December 31, 2022 as compared to the fiscal year ended January 1, 2022 primarily due to interest income related to the accretion of discount relating to the SPYR note receivable, and lower interest rates on revolver debt due to the change of credit facility.

Impairment Charges

Impairment charges of approximately $9.8 million from discontinued operations were recorded for the fiscal year ended January 1, 2022 due to the full impairment of our GeoTraq intangible. This amount is reflected as a component of Net income (loss) from discontinued operations in the table above. See Note 9 of the Consolidated Financial Statements for further discussion of this matter. No impairment charges were recorded for the fiscal year ended December 31, 2022.

Gain on Sale of GeoTraq

During the fiscal year ended December 31, 2022, we recorded a gain on the sale of GeoTraq of approximately $9.4 million from discontinued operations. See Note 26 of the Consolidated Financial Statements.

Unrealized Loss on Marketable Securities

For the fiscal year ended December 31, 2022, an unrealized loss on marketable securities of approximately $631,000 was recorded to mark to fair value securities received in connection to the sale of GeoTraq. See Note 10 of Consolidated Financial Statements. There were no similar transactions for the fiscal year ended January 1, 2022.

Gain (Loss) on Litigation Settlement, net

For the year ended December 31, 2022, the Company recorded a gain on litigation settlement of approximately $942,000 due to the receipt of a $1.95 million payment from Sompo International Companies (“Sompo”) in exchange for a full release in favor of Sampo from liability for both the GeoTraq and SEC-related matters, partially offset by an accrual of approximately $894,000 for the Skybridge settlement (see Note 17 of the Consolidated Financial Statements for further discussion of this matter), and an accrual of approximately $115,000 for adjudication of the Blackhawk matter. For the year ended January 1, 2022, the Company recorded a loss on litigation settlement of approximately $2.0 million due to payments made under the terms of a settlement agreement with Gregg Sullivan (see Note 17 of the Consolidated Financial Statements for further discussion of this matter).

Gain on Reversal of Contingency Loss

Gain on reversal of continency liabilities of approximately $637,000 relating to guarantees of ApplianceSmart leases that no longer exist as a result of ApplianceSmart's emergence from bankruptcy (see Notes 17 and 24 to the Consolidated Financial Statements).

Other Income, net

Other income, net from continuing operations was approximately $630,000 for the fiscal year ended December 31, 2022 as compared to income of approximately $152,000 the fiscal year ended January 1, 2022. Other income from discontinued operations was approximately $144,000 for the fiscal year ended December 31, 2022, as compared to expense of approximately $96,000 for the fiscal year ended January 1, 2022.

Segment Reporting

We report our business in the following segments: Biotechnology, Recycling, and Technology. We identified these segments based on a combination of business type, customers serviced, and how we divide management responsibility. Our revenues and profits are driven through our recycling centers, e-commerce, individual sales representatives, and our internet services for our recycling and technology segment. We expect revenues and profits for our biotechnology segment to be driven by the development of pharmaceuticals that treat the root cause of pain but are non-opioid painkillers. We include Corporate expenses within the Recycling segment. As discussed above, we sold our Technology segment, GeoTraq, during the fiscal year ended December 31, 2022, and detail its results as discontinued operations below.

Operating income (loss) by operating segment, is defined as income (loss) before net interest expense, other income and expense, provision for income taxes.

	Fiscal Year Ended December 31, 2022					Fiscal Year Ended January 1, 2022
	Biotechnology	Recycling	Continuing Operations	Discontinued Operations	Total	Biotechnology	Recycling	Continuing Operations	Discontinued Operations	Total
Revenue	$—	$39,611	$39,611	$—	$39,611	$—	$40,022	$40,022	$—	$40,022
Cost of revenue	—	31,992	31,992	—	31,992	—	31,154	31,154	—	31,154
Gross profit	—	7,619	7,619	—	7,619	—	8,868	8,868	—	8,868
Selling, general and administrative expense	414	11,376	11,790	10	11,800	1,351	10,738	12,089	3,767	15,856
Impairment charges	—	—	—	—	—	—	—	—	9,783	9,783
Gain on sale of GeoTraq			—	(9,428)	(9,428)	—	—	—	—	—
Operating loss	$(414)	$(3,757)	$(4,171)	$9,418	$5,247	$(1,351)	$(1,870)	$(3,221)	$(13,550)	$(16,771)

Biotechnology Segment

For the fiscal years ended December 31, 2022 and January 1, 2022, respectively, our biotechnology segment incurred expenses of approximately $414,000 and $1.4 million, related to employee costs and professional services related to research.

Recycling Segment

Our recycling segment consists of ARCA Recycling, Connexx, and ARCA Canada. Revenue decreased by approximately $400,000, or 1.0%, for the fiscal year ended December 31, 2022 as compared to the fiscal year ended January 1, 2022. Recycling and Byproduct revenue increased by approximately $1.7 million primarily due to stronger demand, partially offset by lower byproduct commodity pricing. Replacement Appliances revenue decreased by approximately $2.1 million or 11.2%, primarily due to decreased sales volume.

Cost of revenue increased by approximately $840,000, or 2.7%, for the fiscal year ended December 31, 2022, as compared to the fiscal year ended January 1, 2022. Recycling and Byproducts cost of revenue increased by approximately $3.0 million, or 16.1%, which generally aligns with increases in revenue. Replacement Appliances cost of revenue decreased by approximately $2.2 million primarily due to lower appliance costs. Both Replacement Appliances and Recycling and Byproducts cost of revenue were impacted by higher transportation, facilities and labor costs.

Operating loss for the fiscal year ended December 31, 2022, increased by approximately $1.9 million as compared to the prior year period. The increase in operating loss was due to a decrease in gross margin and an increase in labor costs, partially offset by decreases in legal and professional fees.

Discontinued Operations

Our discontinued operations consists of GeoTraq, which was sold during the fiscal year ended December 31, 2022. Operating income for the fiscal year ended December 31, 2022 increased by approximately $23.0 million, as compared to the fiscal year ended January 1, 2022. The increase in operating income is due to the gain on sale of the GeoTraq intangible, in the amount of approximately $9.4 million (see Note 27 to the Consolidated Financial Statements below), as well as the suspension of operations that occurred in connection to the sale.

Liquidity and Capital Resources

Overview

The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As of December 31, 2022, our cash on hand was $115,000. We intend to fund operations by using cash on hand, monthly revenues from the sale of our Subsidiaries, and funds received from approved Employee Retention Credits (“ERC’s”). Debt recorded, as of December 31, 2022, belongs to the Subsidiaries, and will no longer impact us as of the date of sale. We intend to raise funds to support future development of JAN 123 either through capital raises or structured arrangements.

Our ability to continue as a going concern is dependent upon the success of future capital raises or structured settlements to fund the required testing to obtain FDA approval of JAN 123, as well as to fund our day-to-day operations. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. While we will actively pursue these additional sources of financing, management cannot make any assurances that such financing will be secured.

Cash Flows

During the fiscal year ended December 31, 2022, cash used in operations was approximately $3.1 million, compared to cash used in operations of approximately $5.3 million during the fiscal year ended January 1, 2022. The decrease in cash used in operations was primarily due to changes in deferred tax assets, and changes in assets and liabilities. Cash used in operating activities from discontinued operations during the fiscal year ended December 31, 2022 was approximately $10,000, as compared to approximately $23,000 for the fiscal year ended January 1, 2022.

Cash used in investing activities was approximately $1.5 million for the fiscal year ended December 31, 2022, and was primarily due to purchases of property and equipment and intangibles. Cash used in investing activities of approximately $1.7 million for fiscal year ended January 1, 2022 was primarily due to purchases of property and equipment and intangibles.

Cash provided by financing activities was approximately $4.0 million for the fiscal year ended December 31, 2022 was primarily due to proceeds net of repayments of approximately $4.1 million from notes payable, partially offset by payments of $162,000 on a related party note. Cash provided by financing activities was approximately $7.4 million for the fiscal year ended January 1, 2022 was primarily due to net proceeds of approximately $5.5 million from an equity financing, and approximately $1.8 million in proceeds from notes payable, net of repayments.

Sources of Liquidity

We acknowledge that we continue to face a challenging competitive environment as we continue to focus on our overall profitability, including managing expenses. We reported net income of approximately $3.6 million from continuing operations in fiscal 2022, primarily due to a tax benefit of approximately $6.7 million, and a loss from continuing operations of approximately $3.3 million in fiscal 2021. Additionally, the Company has total current assets of approximately $9.2 million and total current liabilities approximately of $23.9 million resulting in a net negative working capital of approximately $14.8 million. Cash used in operations was approximately $3.1 million.

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

On March 22, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Purchasers”) for the sale by the Company in a registered direct offering (the “Offering”) of 361,000 shares of the Company’s Common Stock at a purchase price per share of Common Stock of $1.17. The Offering closed on March 24, 2023.

The aggregate gross proceeds for the sale of the shares of Common Stock were approximately $422,000, before deducting the placement agent fees and related expenses. The Company intends to use the net proceeds for working capital and general corporate purposes.

The Purchase Agreement contains customary representations, warranties and agreements by the Company and the Purchasers and customary indemnification rights and obligations of the parties. Pursuant to the terms of the Purchase Agreement, the Company has agreed to certain restrictions on the issuance and sale of its shares of Common Stock or Common Stock Equivalents (as defined in the Purchase Agreement) during the 15-day period following the closing of the Offering and certain restrictions on issuing any shares of Common Stock or Common Stock Equivalents in a Variable Rate Transaction (as defined in the Purchase Agreement) for twelve (12) months following the closing of the Offering.

H.C. Wainwright & Co., LLC acted as the sole placement agent (the “Placement Agent”) for the Company on a “reasonable best efforts” basis in connection with the Offering. In connection with the closing of the Offering, the Placement Agent received an aggregate cash fee of 7.0% of the gross proceeds paid to the Company for the securities, a management fee of 1.0% of the gross proceeds raised in the Offering and reimbursement for accountable expenses incurred by it in connection with the Offering of $20,000. In addition, the Company granted warrants (the “Placement Agent Warrants”) to the Placement Agent, or its designees, to purchase up to an aggregate of 25,270 shares of the Company’s common stock. The Placement Agent Warrants have a per-share exercise price of $1.4625 and are exercisable through and including March 24, 2028.

The shares of Common Stock sold in the Offering were offered and sold by the Company pursuant to an effective shelf registration statement on Form S-3 (File No. 333-251645), which was initially filed with the Securities and Exchange Commission on December 23, 2020, and was declared effective on December 29, 2020. The Company will file a prospectus supplement with the SEC in connection with the sale of the Common Stock.

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

Off Balance Sheet Arrangements

At December 31, 2022, we had no off-balance sheet arrangements, commitments or guarantees that require additional disclosure or measurement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk and Impact of Inflation

Interest Rate Risk. We do not believe there is any significant risk related to interest rate fluctuations on our short and long-term fixed rate debt.

Foreign Currency Exchange Rate Risk. We currently generate revenues in Canada. The reporting currency for our consolidated financial statements is United States dollars. It is not possible to determine the exact impact of foreign currency exchange rate changes; however, the effect on reported revenue and net earnings can be estimated. We estimate that the overall strength of the United States dollar against the Canadian dollar had an immaterial impact on the revenues and net income for the fiscal year ended December 31, 2022. We do not currently hedge foreign currency fluctuations and do not intend to do so for the foreseeable future.

We do not hold any derivative financial instruments, nor do we hold any securities for trading or speculative purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

JanOne Inc.

Las Vegas, Nevada

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of JanOne Inc. (the "Company") as of December 31, 2022, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity (deficit) and cash flows for the year then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has negative working capital, an accumulated deficit, a history of significant operating losses from continuing operations, and a history of negative operating cash flow. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Note Receivable

As described in Note 27 to the consolidated financial statements, on May 24, 2022, the Company entered into an Asset Purchase Agreement with SPYR Technologies Inc. (SPYR), pursuant to which the Company sold SPYR substantially all the assets of its wholly-owned subsidiary GeoTraq Inc. SPYR issued shares of its common stock and delivered a five-year promissory note for the acquisition consideration.

We identified the Company's valuation of the promissory note at the transaction date as a critical audit matter because of the significant estimates and assumptions management used in the estimate of the fair value, mainly as it relates to the selection of the discount rate. Auditing management's selection of the discount rate involved a high degree of auditor judgment and increased audit effort, including the use of our valuation specialists, as changes in this assumption could have a significant impact on the preliminary fair value of the promissory note received.

Our audit procedures related to the Company's fair value estimate of the promissory note received included the following, among others:

•
We read the asset purchase agreement to understand and evaluate the terms of the transaction.
•
We obtained the Company's third-party expert valuation report to gain an understanding of the processes and key assumptions for estimating the fair value of the promissory note received.
•
We utilized our valuation specialists to evaluate the adequacy and appropriateness of the methodologies and assumptions, including the discount rate used by the Company in developing the estimated fair value of the promissory note.
•
We performed independent calculations to test the reasonableness and mathematical accuracy of the fair values concluded on by the Company.
•
We evaluated the qualifications of the Company's third-party valuation expert based on credentials, reputation, and experience.
•
We assessed the appropriateness of the disclosures in the consolidated financial statements.

Valuation of purchase price consideration

As described in Note 3 to the consolidated financial statements, on December 28, 2022, the Company acquired Soin Therapeutics LLC (Soin) through an all-stock transaction. As part of the consideration of the transaction, the Company issued Soin shares of its Series S preferred convertible stock.

We identified the Company's valuation of the preferred shares issued as a critical audit matter because of the significant estimates and assumptions management used in its fair value estimate, including forecasted product revenues, the expected FDA approval date and the selection of discount rates. Auditing management's estimates of the forecasted product revenues, the expected FDA approval date and the selection of discount rates involves a high degree of auditor judgment and increased audit effort, including the use of our valuation specialists, as changes in these assumptions could have a significant impact on the acquisition date fair value of the purchase price consideration.

Our audit procedures related to the Company's estimate of the fair value of the preferred Series S shares included the following, among others:

•
We read the asset purchase agreement to understand and evaluate the terms of the transaction to determine that the acquisition met the requirements of an asset acquisition, including an understanding of the assets being acquired.
•
We obtained the Company's third-party expert valuation report to gain an understanding of the processes and key assumptions for estimating the fair value of the Series S preferred shares issued.

•
We utilized our valuation specialists to evaluate the adequacy and appropriateness of the methodologies and assumptions, including the reasonableness of discount rates and volatility estimates used by the Company in developing the estimated fair value of the preferred Series S shares.
•
We assessed management’s estimates of the projection risk associated with the probability and timing of achieving FDA approval and revenue forecasts.
•
We tested the mathematical accuracy of the model used to determine the fair value concluded on by the Company.
•
We evaluated the qualifications of the Company's third-party valuation expert based on credentials, reputation, and experience.
•
We assessed the appropriateness of the disclosures in the consolidated financial statements.

We have served as the Company's auditor since 2023.

/s/ Frazier & Deeter, LLC

Tampa, Florida

April 17, 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of JanOne Inc.

Las Vegas, Nevada

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of JanOne Inc. (the “Company”) as of January 1, 2022, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2022, and the results of their operations and their cash flows for the year then ended,in conformity with accounting principles generally accepted in the United States of America.

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

/s/ WSRP, LLC

We served as the Company's auditor from 2019 to 2022.

Salt Lake City, Utah

April 1, 2022, except for Note 27 to the consolidated financial statements, as to which the date is April 17, 2023.

JANONE INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	December 31, 2022	January 1, 2022
Assets
Cash and cash equivalents	$115	$705
Trade and other receivables, net	7,922	4,220
Inventories	366	1,104
Prepaid expenses and other current assets	770	1,423
Current assets from discontinued operations	—	105
Total current assets	9,173	7,557
Property and equipment, net	2,705	2,111
Right of use asset - operating leases	5,290	3,671
Intangible assets-Soin, net	19,293	—
Intangible assets, net	740	268
Note receivable, net	8,974	—
Marketable securities	315	—
Deposits and other assets	266	1,556
Other assets from discontinued operations	—	2
Total assets	$46,756	$15,165
Liabilities, Mezzanine Equity, and Stockholders' Equity (Deficit)
Liabilities:
Accounts payable	$6,699	$5,071
Accrued liabilities - other	4,283	5,232
Accrued liability - California sales taxes	6,264	6,022
Lease obligation short term - operating leases	1,632	1,304
Short term debt	4,553	288
Current portion of note payable	274	261
Related party note	233	1,000
Current liabilities from discontinued operations	—	195
Total current liabilities	23,938	19,373
Lease obligation long term - operating leases	3,816	2,470
Deferred income taxes, net	195	—
Notes payable - long term portion	1,339	1,318
Long-term portion related party note payable	605	—
Other noncurrent liabilities	46	680
Total liabilities	29,939	23,841
Commitments and Contingencies (Note 17)
Mezzanine equity
Convertible preferred stock, series S - par value $0.001 per share 200,000 authorized, 100,000 and 0 shares issued and outstanding at December 31, 2022 and January 1, 2022, respectively	14,510	—
Stockholders' equity (deficit):
Convertible preferred stock, series A-1 - par value $0.001 per share 2,000,000 authorized, 222,588 and 238,729 shares issued and outstanding at December 31, 2022 and January 1, 2022, respectively	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 3,150,230 and 2,847,410 shares issued and outstanding at December 31, 2022 and at January 1, 2022, respectively	2	2
Additional paid in capital	45,748	45,743
Accumulated deficit	(42,822)	(53,804)
Accumulated other comprehensive loss	(621)	(617)
Total stockholders' equity (deficit)	2,307	(8,676)
Total liabilities, mezzanine equity, and stockholders' equity (deficit)	$46,756	$15,165

The accompanying notes are an integral part of these consolidated financial statements.

JANONE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share amounts)

	Fiscal Years Ended
	December 31, 2022	January 1, 2022
Revenues	$39,611	$40,022
Cost of revenues	31,992	31,154
Gross profit	7,619	8,868
Operating expenses:
Selling, general and administrative expenses	11,790	12,089
Total operating expenses	11,790	12,089
Operating loss	(4,171)	(3,221)
Other income (expense):
Gain on debt settlement	—	1,799
Interest expense, net	(489)	(773)
Gain (loss) on litigation settlement	942	(1,950)
Gain on settlement of vendor advance payments	—	952
Gain on reversal of contingent liabilities	637	—
Unrealized loss on marketable securities	(631)	—
Other income, net	630	152
Total other income, net	1,089	180
Loss before benefit from income taxes	(3,082)	(3,041)
Income tax (benefit) provision	(6,671)	273
Net income (loss) from continuing operations	3,589	(3,314)
Income (loss) from discontinued operations	9,562	(13,573)
Income tax provision for discontinued operations	2,159	—
Net income (loss) from discontinued operations	7,403	(13,573)
Net income (loss)	$10,992	$(16,887)
Income (loss) per share:
Net income (loss) per share from continuing operations, basic and diluted	$1.14	$(1.25)
Net income (loss) per share from discontinued operations, basic and diluted	$2.35	$(5.11)
Net income (loss) per share, basic and diluted	$3.49	$(6.35)
Weighted average common shares outstanding:
Basic	3,150,230	2,658,686
Diluted	3,150,230	2,658,686

Net income (loss)	$10,992	$(16,887)
Effect of foreign currency translation adjustments	(4)	(29)
Total other comprehensive loss, net of tax	(4)	(29)
Comprehensive income (loss)	$10,988	$(16,916)

The accompanying notes are an integral part of these consolidated financial statements.

JANONE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

(Dollars in thousands)

	Series A Preferred		Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Total
Balance, January 2, 2021	259,729	$—	1,829,982	$2	$39,869	$(36,917)	$(588)	$2,366
Other comprehensive loss	—	—	—	—	—	—	(29)	(29)
Share based compensation	—	—	—	—	303	—	—	303
Series A-1 preferred converted	(21,000)	—	420,000					—
Stock option exercise	—	—	6,000		27			27
Shares issued	—	—	571,428	—	5,544	—	—	5,544
Net loss	—	—	—	—	—	(16,887)	—	(16,887)
Balance, January 1, 2022	238,729	—	2,827,410	2	45,743	(53,804)	(617)	(8,676)
Other comprehensive loss	—	—	—	—	—	(10)	(4)	(14)
Share based compensation	—	—	—	—	5	—	—	5
Series A-1 preferred converted	(16,141)	—	322,820	—	—	—	—	—
Net income	—	—	—	—		10,992	—	10,992
Balance, December 31, 2022	222,588	$—	3,150,230	$2	$45,748	$(42,822)	$(621)	$2,307

The accompanying notes are an integral part of these consolidated financial statements.

JANONE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Fiscal Years Ended
	December 31, 2022	January 1, 2022
OPERATING ACTIVITIES:
Net income (loss)	$10,992	$(16,887)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	557	4,192
Amortization of debt issuance costs	31	9
Gain on Payroll Protection Program loan forgiveness	—	(1,872)
Accretion of note receivable discount	(387)	—
Stock based compensation expense	5	303
Gain on reversal of contingent liabilities	(637)	—
Impairment charges	—	9,786
Gain on sale of GeoTraq	(9,428)	—
Unrealized loss on marketable securities	631	—
Gain on settlement of vendor advance payments	—	(952)
Amortization of right-of-use assets	55	(24)
Change in deferred income taxes	(4,589)	—
Gain on sale of property	—	—
Loss on litigation settlement	1,009	—
Changes in assets and liabilities:
Accounts receivable	(3,702)	(620)
Inventories	738	421
Prepaid expenses and other current assets	653	(287)
Income taxes receivable	—	196
Other assets	1,281	(1,399)
Accounts payable and accrued expenses	(265)	1,842
Net cash used in operating activities	(3,056)	(5,292)
INVESTING ACTIVITIES:
Purchases of property and equipment	(808)	(1,659)
Proceeds from the sale of property and equipment	—	3
Purchase of intangible assets	(701)	(65)
Net cash used in investing activities	(1,509)	(1,721)
FINANCING ACTIVITIES:
Proceeds from note payable	16,837	1,835
Payment on related party note	(162)	—
Proceeds from issuance of short term notes payable	708	795
Payments on short term notes payable	(722)	(651)
Proceeds from equity financing, net	—	5,544
Payments on notes payable	(12,682)	(182)
Proceeds from stock option exercise	—	27
Net cash provided by financing activities	3,979	7,368
Effect of changes in exchange rate on cash and cash equivalents	(4)	(29)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(590)	326
CASH AND CASH EQUIVALENTS, beginning of period	705	379
CASH AND CASH EQUIVALENTS, end of period	$115	$705

	Fiscal Years Ended
	December 31, 2022	January 1, 2022
Supplemental cash flow disclosures:
Noncash recognition of new leases	$4,000	$1,700
Interest paid	$407	$475
Income taxes paid, net	$108	$40

The accompanying notes are an integral part of these consolidated financial statements.

JANONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Background and Basis of Presentation

The accompanying consolidated financial statements include the accounts of JanOne Inc., a Nevada corporation, and its subsidiaries (collectively, the “Company” or “JanOne”).

The Company has three operating segments – Biotechnology, Recycling, and Technology. In connection with the sale of GeoTraq (see Note 27), the accounts for the Technology segment have been presented as discontinued operations in the accompanying consolidated financial statements.

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

On March 9, 2023, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with VM7 Corporation, a Delaware corporation (the “Buyer”), under which the Buyer agreed to acquire all of the outstanding equity interests of (a) ARCA Recycling, (b) Connexx, and (c) ARCA Canada (collectively, the “Subsidiaries”). The principal of the Buyer is Virland A. Johnson, our Chief Financial Officer. The sale of all of the outstanding equity interests of the Subsidiaries to the Buyer under the Purchase Agreement (the “Disposition Transaction”) was consummated simultaneously with the execution of the Purchase Agreement. Our Board of Directors unanimously approved the Purchase Agreement and the Disposition Transaction.

The economic aspects of the Disposition Transaction are: (i) we reduced the liabilities on our consolidated balance sheets by approximately $17.6 million (excluding those related to the California Business Fee and Tax Division, as discussed below); (ii) we will receive not less than $24.0 million in aggregate monthly payments from the Buyer, which payments are subject to potential increase due to the Subsidiaries’ future performance; and (iii) during the next five years, we may request that the Buyer prepay aggregate monthly payments in the aggregate amount of $1 million. We also received one thousand dollars for the equity of each of the Subsidiaries at the closing. Each monthly payment is to be the greater of (a) $140,000 (or $100,000 for each January and February during the 15-year payment period) or (b) a monthly percentage-based payment, which is an amount calculated as follows: (i) 5% of the Subsidiaries’ aggregate gross revenues up to $2,000,000 for the relevant month, plus (ii) 4% of the Subsidiaries’ aggregate gross revenues between $2,000,000 and $3,000,000 for the relevant month, plus (iii) 3% of the Subsidiaries aggregate gross revenues over $3,000,000 for the relevant month. The Buyer will receive credit toward the payment of the first monthly payment (March of 2023) for any payments, distributions, or cash dividends paid by any of the Subsidiaries to the Seller on or after March 19, 2023. The preliminary gain calculation of the gain on disposition is approximately $9.7 million.

The Buyer may prepay, at any time and in total, the estimated aggregate of the future monthly payments. That amount will be an amount equal to the then-present value of the estimated future monthly payments, discounted at the rate of 5% per annum (the “Prepayment Price”). Furthermore, the Buyer will be required to pay the Prepayment Price upon the earliest of (i) Mr. Johnson holding less than 75% of the capital stock of the Buyer, (ii) the Buyer selling substantially all of its assets, (iii) the Buyer holding less than 50% of the capital stock of the Subsidiaries, or (iv) the Subsidiaries selling substantially all of their respective assets. Upon payment of the Prepayment Price, Buyer will have no further purchase price payment obligations to the Seller.

JANONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional terms of the Disposition Transaction are: (i) we have the right to appoint one member of the Buyer’s board of directors until the sooner of the Buyer having paid the Prepayment Price or having tendered all of the monthly payments; (ii) Mr. Johnson’s annual salary as Chief Executive Officer of the Buyer shall be $400,000, prorated, for the remainder of the 2023 calendar year, and then adjusted annually to an amount equal to 1% of the Subsidiaries’ aggregate gross revenues, until the sooner of the Buyer having paid the Prepayment Price or having tendered all of the monthly payments; and (iii) we will receive additional payments from the Buyer (that are not related to the on-going monthly payments) that relate to certain taxing agency issues. Upon settlement of the continuing dispute between ARCA and the California Business Fee and Tax Division (as to which settlement, there can be no assurance), ARCA will pay to us 50% of the amount of the reduction between the current assessment and any such settlement. The payment will be memorialized by a three-year promissory note with interest at five percent per annum. The first payment under the note will be on the last day of the Buyer’s fiscal year in which the settlement occurs and the remaining payments each year thereafter. If ARCA receives a refund from the agency for payments previously made, it shall pay to us an amount equivalent to 25% of such refund after reduction for the legal fees payable to counsel for this proceeding. ARCA and Connexx are due to receive from the Internal Revenue Service two payments in the aggregate amount of approximately $931,000 in connection with the Employee Retention Credit provisions of the Coronavirus Aid, Relief, and Economic Security Act and the Taxpayer Certainty and Disaster Tax Relief Act of 2020. Those payments are to be tendered to us within 10 days of receipt by ARCA or Connexx.

To secure the Buyer’s obligations under the Purchase Agreement and pursuant to a Stock and Membership Interests Pledge Agreement dated March 19, 2023 (the “Pledge Agreement”), Mr. Johnson pledged to us all of the capital stock in the Buyer (the “Buyer’s Capital Stock”) and the Buyer pledged to us all of the equity interests of the Subsidiaries (the “Subject Securities”). Under the terms of the Pledge Agreement, upon an Event of Default (as defined in the Pledge Agreement), among other remedies in our favor, we may foreclose on any or all of the Buyer’s Capital Stock and the Subject Securities. We may also cause the ownership of the Buyer’s Capital Stock and of the Subject Securities to be transferred to us automatically, pursuant to an irrevocable transfer entered in our favor, as referenced in the Pledge Agreement. In the event of an automatic transfer, all of the monthly payments previously made by the Buyer pursuant to the terms of the Purchase Agreement will then be characterized as contributions to the capital of the Company without dilution of the Company’s capital stock.

The parties have made customary representations, warranties, covenants, and indemnities in connection with the Disposition Transaction.

The Purchase Agreement contains certain representations and warranties that the parties made to each other as of the date of the Purchase Agreement or such other date as explicitly referenced therein. Information concerning the subject matter of the representations and warranties may change after March 19, 2023, and subsequent information may or may not be fully reflected in JanOne’s public disclosures. For the foregoing reasons, the representations and warranties contained in the Purchase Agreement should not be relied upon as statements of factual information.

GeoTraq Inc. (“GeoTraq”) was the Company’s Technology segment. The Company suspended all operations for GeoTraq during the year ended January 1, 2022. On May 24, 2022, the Company sold substantially all of the GeoTraq assets . GeoTraq is being presented as a discontinued operation (see Note 27). As discussed previously, the accounts for the Technology segment have been presented as discontinued operations in the accompanying consolidated financial statements.

The Company reports on a 52- or 53-week fiscal year. The Company's 2022 fiscal year (“2022”) ended on December 31, 2022, and our fiscal year (“2021”) ended on January 1, 2022.

JANONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Going concern

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business, however, the issues described below raise substantial doubt about the Company’s ability to do so.

The Company currently faces a challenging competitive environment and is focused on improving its overall profitability, which includes managing expenses. The Company reported a net income from continuing operations of approximately $3.6 million for the year ended December 31, 2022, primarily due to a tax benefit accrued from as a result of the Soin merger (see Note 3), and a net loss from continuing operations of approximately $3.3 million for the fiscal year ended January 1, 2022. Additionally, as of December 31, 2022, the Company has total current assets of approximately $9.2 million and total current liabilities of approximately $23.9 million resulting in a net negative working capital of approximately $14.8 million. Cash used in operations was approximately $3.1 million. Additionally, stockholders' equity, as of December 31, 2022, is approximately $2.3 million, which is below Nasdaq's compliance threshold of $2.5 million.

The Company intends to fund operations by using cash on hand, monthly receipts in connection with the sale of its Subsidiaries, and funds received from approved Employee Retention Credits (“ERC’s”). Debt recorded, as of December 31, 2022, belongs to the Subsidiaries, and will no longer be the responsibility of the Company as of the date of sale. The Company intends to raise funds to support future development of JAN 123 either through capital raises or structured arrangements. However, the success of such funding cannot be assured.

The ability of the Company to continue as a going concern is dependent upon the success of future capital raises or structured settlements to fund the required testing to obtain FDA approval of JAN 123, as well as to fund its day-to-day operations. Such approval is contingent on several factors and no assurance can be provided that approval will be obtained. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. While the Company will actively pursue these additional sources of financing, management cannot make any assurances that such financing will be secured or FDA approvals will be obtained.

Note 2: Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Financial Statement Reclassification

Certain account balances from prior periods have been reclassified in these consolidated financial statements to conform to current period classifications. The prior year amounts have also been modified in these financial statements to properly report amounts under current operations and discontinued operations (see Note 26).

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

Significant estimates made in connection with the accompanying consolidated financial statements include the fair values in connection with the GeoTraq promissory note, analysis of other intangibles and long-lived assets for impairment, valuation allowance against deferred tax assets, lease terminations, and estimated useful lives for intangible assets and property and equipment.

JANONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments

Financial instruments consist primarily of cash equivalents, trade and other receivables, notes receivables, and obligations under accounts payable, accrued expenses and notes payable. The carrying amounts of cash equivalents, trade receivables and other receivables, accounts payable, accrued expenses and short-term notes payable approximate fair value because of the short maturity of these instruments. The fair value of the long-term debt is calculated based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements, unless quoted market prices were available (Level 2 inputs). The carrying amounts of long-term debt at December 31, 2022 and January 1, 2022 approximate fair value.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase. Fair value of cash equivalents approximates carrying value.

Trade Receivables and Allowance for Doubtful Accounts

The Company carries unsecured trade receivables at the original invoice amount less an estimate made for doubtful accounts based on a monthly review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. The Company writes off trade receivables when it deems them to be uncollectible. The Company records recoveries of trade receivables previously written off when we receive them. The Company considers a trade receivable to be past due if any portion of the receivable balance is outstanding for more than ninety days. The Company does not charge interest on past due receivables. The Company had no allowance for doubtful accounts for the years ended December 31, 2022 and January 1, 2022.

Inventories

Inventories, consisting primarily of appliances, are stated at the lower of cost, determined on a specific identification basis, or net realizable value. The Company provides estimated provisions for the obsolescence of our appliance inventories, including adjustment to market, based on various factors, including the age of such inventory and management’s assessment of the need for such provisions. The Company looks at historical inventory aging reports and margin analyses in determining its provision estimate. A revised cost basis is used once a provision for obsolescence is recorded. The Company does not have a reserve for obsolete inventory at December 31, 2022 and January 1, 2022.

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

The Company’s intangible assets consist of trade names, licenses for the use of internet domain names, Universal Resource Locators, or URL’s, computer software, patent USPTO reference No. 10,182,402, and designs and related manufacturing procedures. In connection with the Soin merger (see Note 3), intangible assets consist of three patents pending, orphan drug status for Naltrexone, as granted by the FDA, and the formula for Naltrexone. Upon acquisition, critical estimates are made in valuing acquired intangible assets, which include but are not limited to: future expected cash flows from customer contracts, customer lists, and estimating cash flows from projects when completed; tradename and market position, as well as assumptions about the period of time that customer relationships will continue; and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from the assumptions used in determining the fair values. All intangible assets are capitalized at their original cost and amortized over their estimated useful lives as follows: domain name and marketing – 3 to 20 years; software – 3 to 5 years, technology intangibles – 7 years, customer relationships – 7 to 15 years.

For the year ended January 1, 2022, the Company took an impairment charge for the full unamortized balance, in the amount of approximately $9.8 million, of its GeoTraq intangible (see Note 9 below). The Company took no impairment charges for the year ended December 31, 2022.

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

Recycling Services and Byproduct Revenue

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

Recycling Services and Byproduct revenue was $23.2 million and $21.6 million for the years ended December 31, 2022 and January 1, 2022, respectively.

JANONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Replacement Appliances Revenue

The Company generates revenue by providing replacement appliances. The Company recognizes revenue at the point in time when control over the replacement product is transferred to the end user, when its performance obligations are satisfied, which typically occur upon delivery from the Company's center facility and installation at the end user’s home.

Replacement Appliances revenue was $16.3 million and $18.4 million for the years ended December 31, 2022 and January 1, 2022, respectively.

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

Assets Recognized from Costs to Obtain a Contract with a Customer

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company has concluded that no material costs have been incurred to obtain and fulfill our FASB Accounting Standards Codification, or ASC 606 contracts, meet the capitalization criteria, and, as such, there are no material costs deferred and recognized as assets on the consolidated balance sheet at December 31, 2022 or January 1, 2022.

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

Revenue recognized for Company contracts - approximately $35.0 million and $40.0 million for the years ended December 31, 2022 and January 1, 2022, respectively. Byproduct revenue is non-contract revenue and amounts for Byproduct revenue have been excluded from Revenue recognized for Company contracts for all periods presented.

Technology Revenue

The Company generates no revenue from its Technology segment. GeoTraq Inc. (“GeoTraq”) was the Company’s Technology segment. The Company suspended all operations for GeoTraq during the year ended January 1, 2022. On May 24, 2022, the Company sold substantially all of the GeoTraq assets . GeoTraq is being presented as a discontinued operation (see Note 27). As discussed previously, the accounts for the Technology segment have been presented as discontinued operations in the accompanying consolidated financial statements.

Shipping and Handling

The Company classifies shipping and handling charged to customers as revenues and classifies costs relating to shipping and handling as cost of revenues.

Advertising Expense

Advertising expense is charged to operations as incurred. Advertising expense was none and approximately $6,000 for the years ended December 31, 2022 and January 1, 2022, respectively.

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

In considering the lease asset value, the Company considers fixed or variable payment terms, prepayments and options to extend, terminate or purchase. Renewal, termination or purchase options affect the lease term used for determining lease asset value only if the option is reasonably certain to be exercised. The Company uses an estimate of its incremental borrowing rate based on information available at lease commencement in determining the present value of lease payments.

JANONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Segment Reporting

ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a Company’s management organizes segments within the Company for making operating decisions and assessing performance. The Company determined it has three reportable segments (see Note 24).

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

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which introduces a new approach to estimate credit losses on certain types of financial instruments based on expected losses instead of incurred losses. It also modifies the impairment model for available-for-sale debt securities and provides a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU No. 2016-13 is effective for smaller reporting companies for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of adopting this new accounting standard on our Consolidated Financial Statements and related disclosures.

Note 3: Mergers and Acquisitions

Soin Pharmaceuticals

Effective as of December 28, 2022, the Company acquired Soin Therapeutics LLC, a Delaware limited liability company (“STLLC”), and its product, a patent-pending, novel formulation of low-dose naltrexone. The product is being developed for the treatment of Complex Regional Pain Syndrome (CRPS), an indication that causes severe, chronic pain generally affecting the arms or legs. At present, there are no truly effective treatments for CRPS. Because of the relatively small number of patients afflicted with CRPS, the FDA has granted Orphan Drug Designation for any product approved for treatment of CRPS. This designation will provide the Company with tax credits for its clinical trials, exemption of user fees, and the potential of seven years of market exclusivity following approval. In addition, development of orphan drugs currently also involves smaller trials and quicker times to approval, given the limited number of patients available to study. However, there can be no assurance that the product will receive FDA approval or that it will result in material sales.

In anticipation of the closing of the merger, the Company formed a merger subsidiary known as STI Merger Sub, Inc., a Delaware corporation (our “Merger Sub”), and designated a series of 200,000 shares of its preferred stock, stated value of $300.00 per share (the “Series S Convertible Preferred Stock” or the “Series S Stock”) (see Note 19). The acquisition was memorialized by an Agreement and Plan of Merger, dated as of December 28, 2022 (the “Merger Agreement”), by and among STLLC, Amol Soin, M.D., the sole stockholder of STLLC (“Dr. Soin”), the Company's Merger Sub, and us.

For not less than six months after the closing and potentially up to approximately one year from the closing, Dr. Soin will remain the Company's Chief Medical Officer.

At the closing of the merger, (i) our Merger Sub merged with and into STLLC with STLLC as the surviving entity and (ii) the Company issued 100,000 shares of its Series S Stock to Dr. Soin. This all-stock transaction has an initial value of $13,000,000, potentially increasing by an additional $17,000,000 to up to a total value of $30,000,000, depending on revenues generated by the STLLC product. Dr. Soin agreed to certain restrictions on the maximum number of shares of Series S Stock that he may ultimately keep or that he may convert into shares of our common stock or sell into the public markets at any given time: (i) Dr. Soin may not convert shares of Series S Stock into shares of the Company's common stock in an amount such that, upon any such conversion, he beneficially own shares of the Company's common stock in excess of 4.99% of the Company's then-outstanding common stock and (ii) during the five-year period that commences on the date that Dr. Soin is first eligible to convert any shares of Series S Stock into shares of the Company's common stock, he will not dispose of any of such shares into the public markets in an amount that exceeds five percent of the daily trading volume of the Company's common stock during any trading day.

JANONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dr. Soin may convert up to three million dollars of value of the Series S Stock into shares of the Company's common stock commencing one year from the closing and may convert up to an additional $10 million of value of the Series S Stock into shares of the Company's common stock from and after the sooner of (y) the issuance by the FDA of New Drug Approval for low-dose naltrexone for treating pain or (z) 10 years from the closing. Further, during the 10-year period following the closing, Dr. Soin may convert up to an additional $17 million of value at a rate of five percent of the gross revenues that the Company receives in connection with sales or license revenue from the product.

At the completion of the merger, the Company performed a screen test, as defined in ASC 805 (“Business Combinations”), to determine whether the Soin Pharmaceutical merger was considered a business combination or an asset acquisition. The results of the screen test revealed that substantially all of the fair value was concentrated in a group of similar assets, and that the assets did not possess the inputs, outputs, nor processes required to be considered a business, as defined in ASC 805. Consequently, no goodwill was recognized as part of this transaction.

The fair value of the Series S Stock issued in connection with the merger, as valued by a third-party, independent, valuation firm was approximately $14.5 million. The assets acquired by the Company consist of 1) three pending patents related to the methods of using low-dose Naltrexone to treat chronic pain, 2) final formula for Naltrexone, and 3) orphan drug designation as approved by the FDA. The Company reviewed the assets acquired and determined that no in-process research and development costs were acquired as part of the transaction, and, thus, all assets acquired represent intellectual property and should be capitalized. Consequently, the Company has recorded the assets as intangible assets on its consolidated balance sheets. In addition, the Company recognized a deferred tax liability of $4.8 million. The total value of the intangible assets purchased is $19.3 million. The Company will amortize the intangible assets ratably over a 10-year period (see Note 9). Because of certain conversion features of the Series S Stock that place redemption of these shares outside the control of the Company, the Series S Stock will be presented as mezzanine equity on the Company's consolidated balance sheets.

Note 4: Trade and other receivables

The Company's trade and other receivables are as follows (in $000's):

	December 31, 2022	January 1, 2022
Trade receivables, net	$7,312	$6,105
Factored accounts receivable	—	(2,194)
Prestige Capital reserve receivable	—	172
Other receivables	610	137
Trade and other receivables, net	$7,922	$4,220

Trade accounts receivable	$5,497	$4,449
Un-billed trade receivables	1,815	1,656
Total trade receivables, net	$7,312	$6,105

Prestige Capital

On March 26, 2018, Appliance Recycling Centers of America, Inc. (“ARCA”) entered into a purchase and sale agreement with Prestige Capital Corporation (“Prestige Capital”), whereby from time to time ARCA can factor certain accounts receivable to Prestige Capital up to a maximum advance and outstanding balance of $7.0 million. Discount fees ultimately paid depend upon how long an invoice and related amount is outstanding from ARCA’s customer. Prestige Capital has been granted a security interest in all ARCA accounts receivable. The term of the purchase and sale agreement is six months from March 26, 2018, and is automatically extended for successive six month periods unless cancelled by either party under the terms of the agreement. On September 26, 2022, in connection with ARCA Recycling's refinancing with Gulf Coast Bank and Trust Company (see Note 16), the Company terminated the agreement.

JANONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5: Note receivable

ApplianceSmart

On December 30, 2017, the Company sold its retail appliance segment, ApplianceSmart, Inc. (“ApplianceSmart”) to ApplianceSmart Holdings LLC (the “Purchaser”), a wholly owned subsidiary of Live Ventures Incorporated, a related party, pursuant to a Stock Purchase Agreement (the “Agreement”). Pursuant to the Agreement, the Purchaser purchased from the Company all of the issued and outstanding shares of capital stock of ApplianceSmart in exchange for $6.5 million. On April 25, 2018, the Purchaser delivered to the Company a promissory note (the “ApplianceSmart Note”) in the original principal amount of approximately $3.9 million.

On December 9, 2019, ApplianceSmart filed a voluntary petition in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of Title 11 of the United States Code. Consequently, the Company recorded an impairment charge of approximately $3.0 million for the amount owed by ApplianceSmart to the Company as of December 28, 2019.

On October 13, 2021, a hearing was held to consider approval of a disclosure statement filed by ApplianceSmart in conjunction with its bankruptcy proceedings. On December 14, 2021, a hearing was held to confirm ApplianceSmart’s plan for reorganization (the “Plan”). On January 10, 2022, ApplianceSmart paid $25,000 to JanOne in settlement of its debt, as provided for in the confirmed Plan, and the ApplianceSmart Note was reversed. A final decree was issued by the court on February 28, 2022, upon the full satisfaction of the Plan, at which time ApplianceSmart emerged from Chapter 11. The outstanding balance of the ApplianceSmart Note at December 31, 2022 and January 1, 2022 was $0.00 and approximately $3.0 million, respectively, exclusive of the impairment charge.

GeoTraq

On May 24, 2022, the Company entered into an Asset Purchase Agreement with SPYR Technologies Inc. (“SPYR”), pursuant to which the Company sold to SPYR substantially all of the assets and none of the specified liabilities of GeoTraq, as discussed in Note 27 below. In connection with the Purchase Agreement, SPYR delivered to the Company a five-year Promissory Note in the initial principal amount of $12.6 million. The Promissory Note bears simple interest at the rate of 8% per annum, provides quarterly interest payments due on the first day of each calendar quarter, and may be prepaid at any time without penalty. Interest payments may be remitted in either restricted shares of common stock of SPYR, or in cash. The Promissory Note matures on May 24, 2027. For the year ended December 31, 2022, the Company recorded an accrued receivables aggregating approximately $610,000 in interest income related to Promissory Note.

As of December 31, 2022, no interest payments had been received in connection with the Asset Purchase Agreement. SPYR is reviewing options to issue shares permitting it to remain in compliance with the Asset Purchase Agreement and not violate rules as set forth by the SEC. Any future shares of SPYR stock issued to the Company will be restricted. On March 15, 2023, the Company received 550 shares of SPYR's Series G Preferred stock in payment for the accrued interest receivable as of December 31, 2022. However, because the value of SPYR's stock price had decreased significantly between the time the interest was accrued and when it was paid, and because the interest was paid in stock, the Company reversed approximately $517,000 of the $610,000 accrued.

In connection with the asset sale, the Company engaged a third-party valuation firm to assess the fair value of the consideration received. Based on the valuation, the Promissory Note (“Note”) was valued at approximately $11.3 million. The amount of the discount, or approximately $1.3 million, has been recorded as an offset to the principal amount of the Note, and will be accreted ratably to interest income over the term of the Note. At December 31, 2022, the Company reviewed the original valuation of the Promissory Note to determine if the original 10.5% used to discount the Note was appropriate. In connection with this review, the Company determined that the discount rate should be revised to 14.5%. Consequently, the Company took a $1.85 million charge against income in its restatement of the 13 and 26 weeks ended July 2, 2022, as discussed previously. Further, the Company recorded an additional $813,000 charge against income for the year ended December 31, 2022 due to SPYR's declining financial trends.

The balance appearing on the Company's consolidated balance sheets represents the principal balance of the Promissory Note, net of the discount balance. During the fiscal years ended December 31, 2022 and January 1, 2022,

JANONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approximately $387,000 and $0.00, respectively, of the discount was recorded as interest income. As of December 31, 2022, the net principal balance on the Note was approximately $9.0 million.

Note 6: Inventory

Inventories, consisting principally of appliances, are stated at the lower of cost, determined on a specific identification basis, or net realizable value, and consist of the following (in $000's):

	December 31, 2022	January 1, 2022
Appliances held for resale	$366	$1,104
Inventory from continuing operations	366	1,104
Inventory from discontinued operations	—	105
Total inventory	$366	$1,209

The Company provides estimated provisions for the obsolescence of its appliance inventories, as necessary, including adjustments to net realizable value, based on various factors, including the age of such inventory and management’s assessment of the need for such provisions. The Company looks at historical inventory aging reports and margin analyses in determining its provision estimate. A revised cost basis is used once a provision for obsolescence is recorded. No provision for obsolescence was recorded during the years ended December 31, 2022, or January 1, 2022.

Note 7: Prepaids and other current assets

Prepaids and other current assets consist of the following (in $000's):

	December 31, 2022	January 1, 2022
Prepaid insurance	$465	$493
Prepaid rent	—	180
Prepaid other	305	750
Total prepaids and other current assets	$770	$1,423

Note 8: Property and equipment

Property and equipment consist of the following (in $000's):

	Useful Life (Years)	December 31, 2022	January 1, 2022
Buildings and improvements	3-30	$85	$80
Equipment	3-15	3,915	3,597
Projects under construction		1,447	851
Property and equipment		5,447	4,528
Less accumulated depreciation		(2,742)	(2,417)
Total property and equipment, net, from continuing operations		2,705	2,111
Property and equipment, net, from discontinued operations		—	2
Total property and equipment, net		$2,705	$2,113

JANONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense was approximately $328,000 and $192,000 for the fiscal years ended December 31, 2022 and January 1, 2022, respectively.

Equipment Financing Agreement

On March 25, 2021, ARCA Recycling entered into a Master Equipment Finance Agreement (collectively, the “Equipment Finance Agreement”) with KLC Financial, Inc. (“KLC”). Under the terms of the Equipment Finance Agreement, KLC has agreed to make loans to ARCA Recycling secured by certain equipment purchased or to be purchased by ARCA Recycling on terms set forth or to be set forth in schedules to the Equipment Finance Agreement. Under the terms of Schedule No. 01 (the “Initial Loan”), KLC has agreed to loan ARCA Recycling approximately $1.8 million secured by existing equipment of and new equipment to be purchased by ARCA Recycling. ARCA Recycling will make monthly payments of $31,000, inclusive of principal and interest, over a period of five years, at which time it is intended that the Initial Loan will be repaid in full. The Initial Loan bears interest at 7.59% per annum. KLC will have a first priority security interest over, among other things, all equipment identified in the schedules. The Initial Loan is guaranteed by Virland Johnson, the Chief Financial Officer of JanOne and Chief Financial Officer and Secretary of ARCA Recycling. The Equipment Finance Agreement contains customary affirmative and negative covenants, representations and warranties, and events of default for transactions of this nature. On September 26, 2022, ARCA Recycling, Inc. entered into a series of agreements with Gulf Coast Bank and Trust Company to refinance its existing credit facility with Prestige Capital (see Note 16).

On May 4, 2022, ARCA Recycling entered into a second Equipment Finance Agreement with KLC. Under the terms of the Equipment Finance Agreement, KLC has agreed to make loans to ARCA Recycling secured by certain equipment purchased or to be purchased by ARCA Recycling on terms set forth or to be set forth in schedules to the Equipment Finance Agreement. Under the terms of Schedule No. 01 (“Second Loan”), KLC has agreed to loan ARCA Recycling an additional $366,280 secured by existing equipment and new equipment to be purchased by ARCA Recycling. ARCA Recycling will make an advance payment of $7,665, and then monthly payments of $7,665, inclusive of principal and interest, which is not specifically stated in the agreement, over a period of five years, at which time it is intended that the Second Loan will be repaid in full. KLC will have a first priority security interest over, among other things, all equipment identified in the schedules. The Second Loan is personally guaranteed by Virland Johnson, the Chief Financial Officer of JanOne and Chief Financial Officer and Secretary of ARCA Recycling. The Equipment Finance Agreement contains customary affirmative and negative covenants, representations and warranties, and events of default for transactions of this nature (see Note 16).

Note 9: Intangible assets

Intangible assets as of consist of the following (in $000's):

	December 31, 2022	January 1, 2022
Soin intangibles	$19,293	$—
Patents and domains	23	23
Computer software	5,245	4,559
Total intangible assets	24,561	4,582
Less accumulated amortization	(4,528)	(4,314)
Total intangible assets, net	$20,033	$268

JANONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible amortization expense for continuing operations was approximately $229,000 and $4.0 million, respectively, for the fiscal years ended December 31, 2022 and January 1, 2022.

Soin Intangible Assets

Effective as of December 28, 2022, the Company acquired Soin Therapeutics LLC, a Delaware limited liability company (“STLLC”), and its product, a patent-pending, novel formulation of low-dose naltrexone. The assets acquired by the Company consist of 1) three pending patents related to the methods of using low-dose Naltrexone to treat chronic pain, 2) final formula for Naltrexone, and 3) orphan drug designation as approved by the FDA. The Company reviewed the assets acquired and determined that no in-process research and development costs were acquired as part of the transaction, and, thus, all assets acquired represent intellectual property and should be capitalized. The Company will amortize the intangible assets ratably over a 10-year period (see Note 3).

GeoTraq Intangible Asset

During the fiscal year ended January 1, 2022, the Company determined that long-term revenue projections for the Technology segment would be unattainable, and, as such, performed a qualitative assessment of the GeoTraq intangible asset, in accordance with ASC 350-30, General intangibles other than goodwill. The triggering events for this assessment were 1) its history of negative cash flows and operating losses since acquisition, 2) no foreseeable revenues during the final three years of its useful life such that would allow for full cost recovery, and, 3) no further investment in GeoTraq is imminent due to the Company's lack of resources (human and financial). The assessment further concluded that any opportunities for investment from outside the Company was minimal due to barriers to entry, and inflationary and supply-chain-related issues. Consequently, during the year ended January 1, 2022, the Company took a full write-down of the unamortized portion of the GeoTraq intangible asset of approximately $9.8 million.

Note 10: Marketable Securities

Marketable securities consist of the following (in $000’s, except shares):

	Shares	Amount
Beginning balance, January 1, 2022	—	$—
Securities received	30,000,000	946
Mark-to-market	—	(631)
Ending balance, December 31, 2022	30,000,000	$315

Marketable securities reflect shares of SPYR stock received by the Company in connection with the sale of GeoTraq (see Note 27 below). Shares held are marked to fair market value as of each balance sheet date, with the resulting change recorded as an unrealized gain or loss. Unrealized loss recorded for the year ended December 31, 2022 was approximately $631,000. No unrealized gain or loss on marketable securities was recorded for the year ended January 1, 2022.

Note 11: Deposits and other assets

Deposits and other assets consist of the following (in $000's):

	December 31, 2022	January 1, 2022
Deposits	$251	$1,513
Other	15	43
Total deposits and other assets	$266	$1,556

During the year ended December 31, 2022, the deposit for a refundable “deposit in lieu of bond”, in the amount of $1.3 million, relating to the Skybridge matter was reclassified due to settlement of this matter (see Note 17 below). The balance remaining is for refundable security deposits with landlords from which the Company leases property.

JANONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12: Leases

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

Total present value of future lease payments as of December 31, 2022 (in $000's):

2023	$1,998
2024	1,698
2025	1,158
2026	981
2027	445
Total	6,280
Less interest	(832)
Present value of payments	$5,448

During the years ended December 31, 2022 and January 1, 2022, approximately $3.7 million and $1.5 million, respectively, was included in operating cash flow for amounts paid for operating leases.

The Company obtained right-of-use assets in exchange for lease liabilities of approximately $4.0 million upon commencement of operating leases during the year ended December 31, 2022. The weighted average lease term for operating leases is 3.6 years and the weighted average discount rate is 8.15%.

Note 13: Accrued liabilities

Accrued liabilities of continuing consist of the following (in $000's):

	December 31, 2022	January 1, 2022
Compensation and benefits	$767	$731
Contract liability	290	17
Accrued incentive and rebate checks	2,037	1,427
Accrued transportation costs*	—	904
Accrued guarantees	130	767
Accrued purchase orders	—	23
Accrued taxes	223	543
Accrued litigation settlement	510	680
Other	326	140
Total accrued liabilities	$4,283	$5,232

*Accrued transportation costs are related to delayed billing from certain vendors.

JANONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract liabilities rollforward

The following table summarizes the contract liability activity (in $000's):

Beginning balance, January 2, 2021	$292
Accrued	180
Settled	(455)
Ending balance, January 1, 2022	17
Accrued	2,109
Settled	(1,836)
Ending balance, December 31, 2022	$290

Note 14: Accrued liability – California sales tax

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

As of December 31, 2022 and January 1, 2022, the Company's accrued liability for California sales tax was approximately $6.3 million and $6.0 million, respectively.

Note 15: Income taxes

For fiscal years ended December 31, 2022, and January 1, 2022, the Company recorded an income tax benefit from continuing operation of approximately $6.7 million and an income tax provision of $273,000, respectively, and an income tax provision from discontinued operations of approximately $2.2 million and $0, respectively, which consisted of the following (in $000's):

	Fiscal Years Ended
	December 31, 2022	January 1, 2022
Current tax expense:
State	$32	$75
Federal	45	—
Current tax expense	77	75
Deferred tax benefit - domestic	(4,589)	198
Total (benefit) provision of income taxes	$(4,512)	$273

JANONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the Company's income tax benefit (provision) with the federal statutory tax rate for the fiscal years ended December 31, 2022, and January 1, 2022, respectively, is shown below:

	Fiscal Years Ended
	December 31, 2022	January 1, 2022
U.S statutory rate	21.0%	21.0%
Federal income tax for installment sale	0.6%	0.0%
State tax rate	5.5%	4.3%
Foreign rate differential	-0.2%	0.2%
Permanent differences	0.4%	2.3%
Change in tax rates	2.8%	0.2%
Benefit from CARES Act carryback claim	0.0%	-1.2%
Change in valuation allowance	-96.4%	-27.5%
Other	0.4%	-0.9%
	-65.9%	-1.6%

Income (loss) before provision of income taxes was derived from the following sources for fiscal years December 31, 2022 and January 1, 2022, respectively, as shown below (in $000's):

	Fiscal Years Ended
	December 31, 2022	January 1, 2022
United States	$6,717	$(16,074)
Canada	(237)	(540)
Total	$6,480	$(16,614)

The components of net deferred tax assets (liabilities) as of December 31, 2022 and January 1, 2022, respectively, are as follows (in $000's):

	December 31, 2022	January 1, 2022
Deferred tax assets (liabilities):
Allowance for bad debts	$—	$795
Accrued expenses	1,723	2,118
Accrued compensation	82	91
Section 174 expenses	92	—
Prepaid expenses	(184)	(375)
Net operating loss	5,494	4,440
Lease liability	39	25
Tax credits	3	92
Share-based compensation	171	219
Intangibles	(4,782)	(5)
Property and equipment	(483)	(407)
Installment sale	(2,114)	—
Unrealized losses	305	148
Section 163(j) interest	363	361
	709	7,502
Less: valuation allowance	(904)	(7,502)
Net deferred tax assets (liabilities)	$(195)	$—

JANONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2022, the Company has net operating loss carryforwards of approximately $18.8 million for federal income tax purposes, which will be available to offset future taxable income. Due to recent tax legislation, these net operating losses are eligible for indefinite carryforward, limited by certain taxable income limitations. The Company evaluates all available evidence to determine if a valuation allowance is needed to reduce its deferred tax assets. During the fourth quarter, management has released the valuation allowance of approximately $6.6 million which they believe will be utilized in the near future. The Company continues to have a full valuation allowance on certain foreign net operating losses. Management concluded that no valuation allowance was necessary, based on taxable temporary differences reversing in the near future to utilize tax attributes. The Company has recorded a valuation allowance of $0.9 million and $7.5 million as of December 31, 2022, and January 1, 2022, respectfully.

The Company annually conducts an analysis of its uncertain tax positions and has concluded that it has no uncertain tax positions as of December 31, 2022. The Company’s policy is to record uncertain tax positions as a component of income tax expense.

The Company files U.S. and state income tax returns in jurisdictions with differing statutes of limitations. The 2018 through 2022 tax years remain subject to selection for examination as of December 31, 2022. None of the Company’s income tax returns are currently under audit. During the fourth quarter of fiscal 2022, the Company released the valuation allowance of approximately $6.6 million which they believe will be utilized in the near future. The Company continues to have a full valuation allowance on certain foreign net operating losses. The Company concluded that no valuation allowance was necessary, based on taxable temporary differences reversing in the near future. The Company has recorded a valuation allowance of $0.9 million and $7.5 million as of December 31, 2022 and January 1, 2022, respectfully.
Note 16: Long-term debt

Long-term debt and other financing obligations consist of the following (in $000's):

	December 31, 2022	January 1, 2022
AFCO Finance	$274	$288
KLC Financial	1,781	1,654
Gulf Coast Bank and Trust Company	4,206	—
Total debt	6,261	1,942
Less unamortized debt issuance costs	(95)	(74)
Net amount	6,166	1,868
Less current portion	(4,827)	(550)
Total long-term debt	$1,339	$1,318

Future maturities of long-term debt at December 31, 2022 are as follows and does not include related party debt (in $000's):

For the fiscal year ended
2023	$4,827
2024	336
2025	403
2026	435
2027	165
Thereafter	—
Total future maturities of long-term debt	$6,166

JANONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AFCO Finance

The Company has entered into a financing agreement with AFCO Credit Corporation (“AFCO”) purchased through Marsh Insurance on an annual basis to fund the annual premiums on insurance policies due July 1 of each year. These policies relate to workers’ compensation and various liability policies including, but not limited to, General, Auto, Umbrella, Property, and Directors’ and Officers’ insurance. The total amount of the premiums financed in July 2022 was approximately $516,000 with an interest rate ranging from approximately 6.0% over the period. An initial down payment of approximately $129,000 was made on July 21, 2022 with additional monthly payments of approximately $59,000, escalating to approximately $69,000 over the term, being made beginning August 1, 2022 and ending on April 1, 2023.

The outstanding principal due AFCO at December 31, 2022 and January 1, 2022 was approximately $274,000 and $288,000, respectively.

Payroll Protection Program

On May 1, 2020, the Company entered into a promissory note (the “Promissory Note”) with Texas Capital Bank, N.A. that provides for a loan in the amount of approximately $1.8 million (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP Loan was forgiven during the first quarter of fiscal 2021.

KLC Financial

On March 25, 2021, ARCA Recycling entered into a Master Equipment Finance Agreement (collectively, the “Equipment Finance Agreement”) with KLC Financial, Inc. (“KLC”). Under the terms of the Equipment Finance Agreement, KLC has agreed to make loans to ARCA Recycling secured by certain equipment purchased or to be purchased by ARCA Recycling on terms set forth or to be set forth in schedules to the Equipment Finance Agreement. Under the terms of Schedule No. 01 (the “Initial Loan”), KLC has agreed to loan ARCA Recycling approximately $1.8 million secured by existing equipment and new equipment to be purchased by ARCA Recycling. ARCA Recycling will make monthly payments of $31,000, inclusive of principal and interest, over a period of five years, at which time it is intended that the Initial Loan will be repaid in full. The Initial Loan bears interest at 7.59% per annum. KLC will have a first priority security interest over, among other things, all equipment identified in the schedules. The Initial Loan is personally guaranteed by Virland Johnson, the Chief Financial Officer of JanOne and Chief Financial Officer and Secretary of ARCA Recycling. The Equipment Finance Agreement contains customary affirmative and negative covenants, representations and warranties, and events of default for transactions of this nature. As of December 31, 2022 and January 1, 2022, the outstanding principal and interest due under this agreement was approximately $1.7 million and $2.0 million, respectively.

On May 4, 2022, ARCA Recycling entered into a second Equipment Finance Agreement with KLC. Under the terms of the Equipment Finance Agreement, KLC has agreed to make loans to ARCA Recycling secured by certain equipment purchased or to be purchased by ARCA Recycling on terms set forth or to be set forth in schedules to the Equipment Finance Agreement. Under the terms of Schedule No. 01 (“Second Loan”), KLC has agreed to loan ARCA Recycling an additional $366,280 secured by existing equipment and new equipment to be purchased by ARCA Recycling. ARCA Recycling will make an advance payment of $7,665, and then monthly payments of $7,665, inclusive of principal and interest, which is not specifically stated in the agreement, over a period of five years, at which time it is intended that the Second Loan will be repaid in full. KLC will have a first priority security interest over, among other things, all equipment identified in the schedules. The Second Loan is personally guaranteed by Virland Johnson, the Chief Financial Officer of JanOne and Chief Financial Officer and Secretary of ARCA Recycling. The Equipment Finance Agreement contains customary affirmative and negative covenants, representations and warranties, and events of default for transactions of this nature. As of December 31, 2022 and January 1, 2022, the outstanding principal and interest due under this agreement was approximately $429,279 and $0, respectively.

Gulf Coast Bank and Trust Company

JANONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 26, 2022, ARCA Recycling, Inc. entered into a series of agreements with Gulf Coast to refinance its existing credit facility with Prestige Capital (see Note 4). The principal limit of the refinanced facility is $7.0 million, and the borrowing base is the lesser of the principal limit or the sum of the following:

1.
85% of eligible receivables, plus
2.
Lesser of 50% of eligible unbilled receivables or $750,000, plus
3.
Lesser of 50% of eligible Whirlpool only net inventory or $1.0 million, plus
4.
Lesser of 80% of eligible capital expenditures (“CAPEX”) or $2.0 million, less
5.
Reserve of $400,000, less
6.
Additional reserves as deemed necessary by the Lender

JANONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advances under the new credit facility will bear interest at the prime rate, as published daily in the Wall Street Journal, plus 3.25%, but at no time will be less than 8.75%. The refinancing of the Borrower’s existing credit facility improves the availability and liquidity of funds and provides flexibility to borrow against expanded asset categories.

The facility matures on September 25, 2024; and, the facility is automatically extended by succeeding periods of the same duration, unless terminated earlier in accordance with its terms. If the agreement is terminated and the obligation is repaid before the current maturity date, for any reason, the Borrower shall be assessed an early termination fee. The early termination fee is determined by multiplying the minimum amount in effect at the time of termination by the number of calendar months between the termination date and the then-current maturity date. However, no early termination fee shall be assessed if the Borrower repays all obligations after the first anniversary of the agreement and before the then-current maturity date; and repays all obligations with funds borrowed from the Lender. Advances under the new credit facility are secured by a pledge of substantially all of the assets of the Borrower. The Company is a guarantor of the facility. As of December 31, 2022 and January 1, 2022, the outstanding balance due under this agreement was approximately $4.2 million and $0, respectively. As of December 31, 2022, availability on this credit facility was approximately $470,000.

Note 17: Commitments and Contingencies

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

The Company continues to assert that the SEC’s pursuit of this matter will not result in any benefit to investors and instead will only serve as a distraction from core business. On October 1, 2021, the Company, filed a motion with the court to dismiss the complaint. The SEC filed its response opposing the motions on November 1, 2021. On September 7, 2022, the motions to dismiss were denied by the court. Pursuant to the automatic stay of proceedings under the Private Securities Litigation Reform Act, all discovery was stayed pending the motions to dismiss and continues to be stayed pending the June 23, 2023 mediation to which all of the parties have agreed.

The Defendants strongly dispute and deny the allegations and are vigorously defending themselves against the claims.

Skybridge

On December 29, 2016, the Company served a Minnesota state court complaint for breach of contract on Skybridge Americas, Inc. (“SA”), the Company’s primary call center vendor throughout 2015 and most of 2016. The Company seeks damages in the millions of dollars as a result of alleged overcharging by SA and lost client contracts. On January 25, 2017, SA served a counterclaim for unpaid invoices in the amount of approximately $460,000 plus interest and attorneys’ fees. On March 29, 2017, the Hennepin County district court (the “District Court”) dismissed the Company’s breach of contract claim based on SA’s overuse of its Canadian call center but permitted the Company’s remaining claims to proceed. Following motion practice, on January 8, 2018 the District Court entered judgment in SA’s favor, which was amended as of February 28, 2018, for a total amount of approximately $614,000 including interest and attorneys’ fees. On March 4, 2019, the Minnesota Court of Appeals (the “Court of Appeals”) ruled and (i) reversed the District Court’s judgment in favor of Skybridge on the call center location claim and remanded the

JANONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

issue back to the District Court for further proceedings, (ii) reversed the District Court’s judgment in favor of Skybridge on the net payment issue and remanded the issue to the District Court for further proceedings, and (iii) affirmed the District Court’s judgment in Skybridge’s favor against the Company’s claim that Skybridge breached the contract when it failed to meet the service level agreements. As a result of the decision by the Court of Appeals, the District Court’s award of interest and attorneys’ fees, etc. was reversed. The Company and SA held a mediation session in July 2020. Trial was held in August 2020 and on February 1, 2021, the District Court assessed damages against the Company in the amount of approximately $715,000 plus interest, fees, and costs and attorneys’ fees of $475,000. In subsequent proceedings, the Appeals Court affirmed the District Court judgment. Of the total amount awarded to SA, less the funds that the Company had previously deposited with the District Court, SA remains entitled to approximately $382,000 of statutory interest, which obligation has been assumed by the Buyer in connection with the ARCA and Subsidiaries Disposition transaction (see Note 29).

AMTIM Capital

AMTIM Capital, Inc. (“AMTIM”) acts as the Company’s representative to market our recycling services in Canada under an arrangement that pays AMTIM for revenues generated by recycling services in Canada as set forth in the agreement between the parties. A dispute has arisen between AMTIM and the Company with respect to the calculation of amounts due to AMTIM pursuant to the agreement. In a lawsuit filed by AMTIM in the province of Ontario, AMTIM claims a discrepancy in the calculation of fees due to AMTIM by the Company of approximately $2.0 million. Trial commenced in February 2022, and, on December 12, 2022, a decree was issued by the court dismissing the case.

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

The parties to the Settlement Agreement released and forever discharged one another from any and all known and unknown claims that were asserted or could have been asserted arising out of the GeoTraq Litigation Matters. The accrued liability for payments due to Mr. Sullivan is $510,000 and $1.2 million as of December 31, 2022 and January 1, 2022, respectively.

JANONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Alixpartners, LLC

On October 19, 2022, Alixpartners, LLC filed a complaint in the Supreme Court of the State of New York, County of New York, styled Alixpartners, LLC, plaintiff/petitioner, against JanOne Inc., Index No. 653877/2022. Plaintiff alleged the breach of an agreement and sought damages in the amount of approximately $345,000. The Company denied that obligation. After extensive negotiations, the parties reached a settlement, pursuant to which the Company agreed to pay to Alixpartners the sum of $125,000 in two tranches and to provide a confession of judgment in its favor in the amount of approximately $450,000, which represented the amount sought in the complaint plus interest thereon. The confession of judgment will be null and void and the complaint will be dismissed with prejudice upon the Company tendering both tranches timely.

Sieggreen

On March 6, 2023, Sieggreen, Individually and On Behalf of All Others Similarly Situated, Plaintiff, v. Live Ventures Incorporated, Jon Isaac, and Virland A. Johnson, Defendants, the Company was added as a defendant on March 6, 2023, and was served on March 23, 2023. Plaintiff has alleged causes of action against the Company for (i) violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and (ii) violation of Section 10(b) of the Securities Exchange Act of 1934 and Rules 10b-5(a) and 10b-5(c) promulgated thereunder. The Company has not filed a responsive pleading as of the date of these financial statements and strongly disputes and denies all of the allegations contained therein and will vigorously defend itself against the claims.

Main/270

The Company is a defendant in an action filed on April 11, 2022, in the U.S. District Court Southern District of Ohio, Eastern Division, styled, Trustees Main/270, LLC, Plaintiff, vs ApplianceSmart, Inc. and JANONE, Inc., Defendant, Case no.: 2:22-cv-01938-ALM-EPD. The Company was a guarantor of the lease between the Plaintiff and ApplianceSmart, Inc. Plaintiff alleged a cause of action against the Company in respect of the guaranty and seeks approximately $90,000 therefor. Plaintiff also seeks approximately $1,420,000 against ApplianceSmart and the Company on a joint and several basis. The Company does not believe that it is obligated to Plaintiff in that amount and the parties continue to negotiate a potential settlement.

Westerville Square

In an attempt to recover payments due under a lease, in 2019, Westerville Square, Inc., as the landlord, initiated a civil action against the Company, styled Westerville Square, Inc. v. Appliance Recycling Centers Of America, Inc., et al., in the Court of Common Pleas of Franklin County, Ohio, Case No. 19 CV 8627. The case was stayed during the bankruptcy proceedings of ApplianceSmart, Inc., and was reinstated on June 7, 2021. The landlord is currently seeking $120,000, which amount is disputed by the Company. The parties are in the process of attempting to settle the matter.

Other Commitments

As previously disclosed and as discussed, on December 30, 2017, the Company disposed of its retail appliance segment and sold ApplianceSmart to the Purchaser (see Note 25). In connection with that sale, as of December 28, 2019, the Company accrued an aggregate amount of future real property lease payments of approximately $767,000 which represented amounts guaranteed or which may have been owed under certain lease agreements to three third party landlords in which the Company either remained the counterparty, was a guarantor, or had agreed to remain contractually liable under the lease (“ApplianceSmart Leases”). A final decree was issued by the court on February 28, 2022, upon the full satisfaction of the Plan, at which time ApplianceSmart emerged from Chapter 11. During the year ended December 31, 2022, the Company reversed approximately $637,000 of the accrual, as the Company is no longer liable for two of these guarantees upon ApplianceSmart's emergence from bankruptcy (see Note 25). As of December 31, 2022, a balance of approximately $130,000 remains as an accrued liability due to an ongoing dispute concerning one of the leases.

The Company is party from time to time to other ordinary course disputes that we do not believe to be material to our financial condition as of December 31, 2022.

JANONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18: Series A-1 Convertible Preferred Stock.

History

On August 18, 2017, the Company acquired GeoTraq by way of merger. In connection with this transaction, the Company tendered to the owners of GeoTraq $200,000, issued to them an aggregate of 288,588 shares (number of shares specific – not rounded) of the Company’s Series A Convertible Preferred Stock valued at $12.3 million, including the beneficial conversion feature of $2.6 million, and entered into one-year unsecured promissory notes in the aggregate principal amount of $800,000.

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

Shares of Series A-1 Convertible Preferred Stock are convertible into the Company’s common shares at a ratio of 1:20. During the years ended December 31, 2022 and January 1, 2022, 16,141 and 21,000 shares of the Company’s Series A-1 Convertible Preferred Stock were converted into 322,820 and 420,000 shares, respectively, of the Company’s common stock. As of December 31, 2022 and January 1, 2022, there were 222,588 and 238,729 shares, respectively, of Series A-1 Convertible Preferred Stock outstanding.

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

Protective Provisions

Without first obtaining the affirmative approval of a majority of the holders of the shares of Series A-1 Convertible Preferred Stock, the Company may not directly or indirectly (i) increase or decrease (other than by redemption or conversion) the total number of authorized shares of Series A-1 Convertible Preferred Stock; (ii) effect an exchange, reclassification, or cancellation of all or a part of the Series A-1 Convertible Preferred Stock, but excluding a stock split or reverse stock split or combination of the common stock or preferred stock; (iii) effect an exchange, or create a right of exchange, of all or part of the shares of another class of shares into shares of Series A-1 Convertible Preferred

JANONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock; or (iv) alter or change the rights, preferences or privileges of the shares of Series A-1 Convertible Preferred Stock so as to affect adversely the shares of such series, including the rights set forth in this Designation; provided, however, that we may, without any vote of the holders of shares of the Series A-1 Convertible Preferred Stock, make technical, corrective, administrative or similar changes to the Amended and Restated Series A-1 Certificate of Designation that do not, individually or in the aggregate, materially adversely affect the rights or preferences of the holders of shares of the Series A-1 Convertible Preferred Stock.

Note 19: Series S Convertible Preferred Stock.

History

On December 28, 2022 the acquired Soin Therapeutics by way of merger. In connection with this transaction, with a potential value of up to $30 million, the Company tendered 100,000 shares of the Company's Series S Convertible Preferred Stock.

Conversion

Dr. Soin may convert up to three million dollars of value of the Series S Stock into shares of the Company's common stock commencing one year from the closing and may convert up to an additional $10 million of value of the Series S Stock into shares of the Company's common stock from and after the sooner of (y) the issuance by the FDA of New Drug Approval for low-dose naltrexone for treating pain or (z) 10 years from the closing. Further, during the 10-year period following the closing, Dr. Soin may convert up to an additional $17 million of value at a rate of five percent of the gross revenues that the Company receives in connection with sales or license revenue from the product.

Dr. Soin further agreed to certain restrictions on the maximum number of shares of Series S Stock that he may ultimately keep or that he may convert into shares of our common stock or sell into the public markets at any given time: (i) Dr. Soin may not convert shares of Series S Stock into shares of the Company's common stock in an amount such that, upon any such conversion, he beneficially own shares of the Company's common stock in excess of 4.99% of the Company's then-outstanding common stock and (ii) during the five-year period that commences on the date that Dr. Soin is first eligible to convert any shares of Series S Stock into shares of the Company's common stock, he will not dispose of any of such shares into the public markets in an amount that exceeds five percent of the daily trading volume of the Company's common stock during any trading day.

Shares of Series S Convertible Preferred Stock are convertible into the Company’s common shares at a ratio of 1:1. As of December 31, 2022 and January 1, 2022, there were 100,000 and 0 shares, respectively, of Series S Convertible Preferred Stock outstanding, as reflected in the following (dollars in $000's).

	Series S Preferred Stock
	Shares	Amount
Balance, January 2, 2021	—	$—
Balance, January 1, 2022	—	—
Series S preferred issued	100,000	14,510
Balance, December 31, 2022	100,000	$14,510

Dividends

Shares of Series S Convertible Preferred Stock do not have dividend rights.

Voting Rights

The Holder of each share of Series S Convertible Preferred Stock shall have one vote for such share. With respect to any stockholder vote, the Holder shall have full voting rights and powers equal to the voting rights and powers of the Common Stock stockholders, and shall be entitled to notice of any stockholders' meeting in accordance with the Bylaws of the Company, and shall be entitled to vote, together with Common Stock stockholders, with respect to any question upon which the Common Stock stockholders have the right to vote. The Holders of Series S Convertible Preferred Stock shall vote together with all other classes and series of common and preferred stock of the Company as a single class on all actions to be taken by the Common Stock stockholders, except to the extent that voting as a separate class or series is required by law.

JANONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Redemption

The Series S Convertible Preferred Stock has no redemption rights by JanOne, or any other entity.

Preemptive Rights

Holders of the Series S Convertible Preferred Stock and holders of JanOne common stock are not entitled to any preemptive, subscription, or similar rights in respect of any securities of JanOne, except as set forth in the Amended and Restated Series A-1 Certificate of Designation or in any other document agreed to by JanOne.

Protective Provisions

Without first obtaining the affirmative approval of a majority of the holders of the shares of Series S Convertible Preferred Stock, the Company may not directly or indirectly (i) increase or decrease (other than by redemption or conversion) the total number of authorized shares of Series S Convertible Preferred Stock; (ii) effect an exchange, reclassification, or cancellation of all or a part of the Series S Convertible Preferred Stock, but excluding a stock split or reverse stock split or combination of the common stock or preferred stock; (iii) effect an exchange, or create a right of exchange, of all or part of the shares of another class of shares into shares of Series S Convertible Preferred Stock; (iv) issue additional shares of Series S Convertible Preferred Stock other than in connection with the merger agreement, or (v) alter or change the rights, preferences or privileges of the shares of Series S Convertible Preferred Stock so as to affect adversely the shares of such series, including the rights set forth in this Designation; provided, however, that we may, without any vote of the holders of shares of the Series S Convertible Preferred Stock, make technical, corrective, administrative or similar changes to the Amended and Restated Series S Certificate of Designation that do not, individually or in the aggregate, materially adversely affect the rights or preferences of the holders of shares of the Series S Convertible Preferred Stock.

Note 20: Stockholders’ Equity

Common Stock: The Company's Articles of Incorporation authorize 200,000,000 shares of common stock that may be issued from time to time having such rights, powers, preferences and designations as the Board of Directors may determine. As of December 31, 2022, and January 1, 2022, there were 3,150,230 and 2,827,410 shares, respectively, of common stock issued and outstanding.

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

JANONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Stock options: The 2016 Plan, which replaces the 2011 Plan, authorizes the granting of awards in any of the following forms: (i) incentive stock options, (ii) nonqualified stock options, (iii) restricted stock awards, and (iv) restricted stock units, and expires on the earlier of October 28, 2026, or the date that all shares reserved under the 2016 Plan are issued or no longer available. On November 4, 2020, the Company amended the 2016 Plan to increase the issuance of common shares from 400,000 to 800,000. The vesting period is determined by the Board of Directors at the time of the stock option grant. As of December 31, 2022 and January 1, 2022, 90,000 options were outstanding under the 2016 Plan.

The Company's 2011 Plan authorizes the granting of awards in any of the following forms: (i) stock options, (ii) stock appreciation rights, and (iii) other share-based awards, including but not limited to, restricted stock, restricted stock units or performance shares, and expired on the earlier of May 12, 2021, or the date that all shares reserved under the 2011 Plan are issued or no longer available. As of December 31, 2022 and January 1, 2022, 20,000 and 27,500 options, respectively, were outstanding under the 2011 Plan. No additional awards will be granted under the 2011 Plan.

The following table summarizes stock option activity for the fiscal years ended December 31, 2022, and January 1, 2022 (Aggregate Intrinsic Value in $000's):

	Options	Weighted Average Exercise	Aggregate Intrinsic	Weighted Average Remaining Contractual
	Outstanding	Price	Value	Life
Outstanding at January 2, 2021	113,900	$11.97	$78	7.0
Cancelled/expired	(28,400)	9.71
Exercised	(6,000)	4.32
Granted	38,000	8.16
Outstanding at January 1, 2022	117,500	7.16	21	7.0
Cancelled/expired	(7,500)	—
Outstanding at December 31, 2022	110,000	$6.27	$—	6.5
Exercisable at December 31, 2022	110,000	$6.27	$—	6.5

JANONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The exercise price for stock options outstanding and exercisable outstanding at December 31, 2022 is as follows:

Outstanding		Exercisable
Number of Options	Exercise Price ($)	Number of Options	Exercise Price ($)
6,000	$17.35 to $23.45	6,000	$17.35 to $23.45
—	$11.10 to $15.00	—	$11.10 to $15.00
38,000	$5.70 to $9.90	38,000	$5.70 to $9.90
66,000	$3.54 to $5.25	66,000	$3.54 to $5.25
110,000		110,000

The following table summarizes information about the Company’s non-vested shares outstanding as of December 31, 2022 and January 1, 2022:

Non-vested Shares	Number of Shares
Non-vested at January 2, 2021	48,500
Granted	38,000
Exercised	(6,000)
Forfeited	(28,400)
Vested	(44,600)
Non-vested at January 1, 2022	7,500
Vested	(7,500)
Non-vested at December 31, 2022	—

The Company recognized share-based compensation expense related to stock options of approximately $5,000 and approximately $303,000 for the fiscal years ended December 31, 2022, and January 1, 2022, respectively. As of December 31, 2022, the Company had no unrecognized share-based compensation expense associated with stock option awards.

Note 21: Earnings (Loss) per share

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

The following table presents the computation of basic and diluted net loss per share (in $000's, except per share data):

JANONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Years Ended
	December 31, 2022	January 1, 2022
Continuing Operations
Basic and diluted
Net income (loss) from continuing operations	$3,589	$(3,314)
Weighted average common shares outstanding	3,150,230	2,658,686
Basic and diluted loss per share from continuing operations	$1.14	$(1.25)
Discontinued Operations
Basic and diluted
Net income (loss) from discontinued operations	$7,403	$(13,573)
Weighted average common shares outstanding	3,150,230	2,658,686
Basic and diluted loss per share from discontinued operations	$2.35	$(5.11)
Total
Basic and diluted
Net income (loss)	$10,992	$(16,887)
Weighted average common shares outstanding	3,150,230	2,658,686
Basic and diluted loss per share	$3.49	$(6.35)

Potentially dilutive securities totaling approximately 4.6 million and 4.8 million shares, respectively, were excluded from the calculation of diluted net earnings (loss) per share for the years ended December 31, 2022 and January 1, 2022 because the effects were anti-dilutive based on the application of the treasury stock method.

Note 22: Major customers and suppliers

For the fiscal year ended December 31, 2022, five customers represented approximately 37% of the Company's total revenues. For the fiscal year ended January 1, 2022, two customers represented 22% of the Company's total revenues. As of December 31, 2022, five customers each represented seven percent or more of the Company's total trade receivables for a combined total of approximately 53%. As of January 1, 2022, five customers represented five percent or more of the Company's total trade receivables, for a total of 38% of the Company's total trade receivables.

The Company purchased appliances for resale from five suppliers. The Company is continuing to secure other vendors from which to purchase appliances. However, the curtailment or loss of one of these suppliers or any appliance supplier could adversely affect our operations.

Note 23: Defined contribution plan

The Company has a defined contribution salary deferral plan covering substantially all employees under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). The Company contributes an amount equal to 10 cents for each dollar contributed by each employee up to a maximum of 5% of each employee’s compensation. The Company recognized expense for contributions to the plans of approximately $36,000 and $30,000 for the fiscal years ended December 31, 2022 and January 1, 2022, respectively.

JANONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 24: Segment information

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

The following tables present our segment information (in $000's):

	For the Years Ended
	December 31, 2022	January 1, 2022
Revenues
Biotechnology	$—	$—
Recycling	39,611	40,022
Discontinued operations	—	—
Total Revenues	$39,611	$40,022
Gross profit
Biotechnology	$—	$—
Recycling	7,619	8,868
Discontinued operations	—	—
Total Gross profit	$7,619	$8,868
Operating income (loss)
Biotechnology	$(414)	$(1,351)
Recycling	(3,757)	(1,870)
Operating loss from continuing operations	(4,171)	(3,221)
Discontinued operations	9,418	(13,550)
Total Operating income (loss)	$5,247	$(16,771)
Depreciation and amortization
Biotechnology	$—	$—
Recycling	555	448
Depreciation and amortization from continuing operations	555	448
Discontinued operations	2	3,744
Total Depreciation and amortization	$557	$4,192
Interest expense, net
Biotechnology	$—	$—
Recycling	489	773
Discontinued operations	—	—
Total Interest expense	$489	$773
Net income (loss) after provision for income taxes
Biotechnology	$(414)	$(1,351)
Recycling	4,003	(1,963)
Net loss from continuing operations	3,589	(3,314)
Discontinued operations	7,403	(13,573)
Total Net income (loss) after provision for income taxes	$10,992	$(16,887)

JANONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of	As of
	December 31, 2022	January 1, 2022
Assets
Biotechnology	$19,293	$—
Recycling	27,463	15,058
Discontinue operations	—	107
Total Assets	$46,756	$15,165
Intangible Assets
Biotechnology	$19,293	$—
Recycling	740	268
Discontinue operations	—	—
Total Intangible Assets	$20,033	$268

Note 25: Related parties

Tony Isaac, the Company’s Chief Executive Officer, is the father of Jon Isaac, President and Chief Executive Officer of Live Ventures Incorporated (“Live Ventures”) and managing member of ICG, a greater than 5% stockholder of the Company. Tony Isaac, Chief Executive Officer and Richard Butler, Board of Directors member of the Company, are both Board of Directors members of Live Ventures. The Company also shares certain executive, accounting and legal services with Live Ventures. The total services shared were approximately $314,000 and approximately $296,000 for fiscal years ending December 31, 2022 and January 1, 2022, respectively. Connexx rents approximately 9,900 square feet of office space from Live Ventures at its Las Vegas, Nevada office. The total rent and common area expenses for Connexx at the Las Vegas, Nevada office were approximately $215,000 and approximately $227,000 for fiscal years ending December 31, 2022 and January 1, 2022, respectively.

ApplianceSmart Note

As stated in Note 5, on December 30, 2017, the Company sold its retail appliance segment, ApplianceSmart, Inc. (“ApplianceSmart”) to ApplianceSmart Holdings LLC (the “Purchaser”), a wholly owned subsidiary of Live Ventures Incorporated, pursuant to a Stock Purchase Agreement (the “Agreement”). Pursuant to the Agreement, the Purchaser purchased from the Company all of the issued and outstanding shares of capital stock of ApplianceSmart in exchange for $6.5 million. On April 25, 2018, the Purchaser delivered to the Company a promissory note (the “ApplianceSmart Note”) in the original principal amount of approximately $3.9 million.

On December 9, 2019, ApplianceSmart filed a voluntary petition in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of Title 11 of the United States Code. Consequently, the Company recorded an impairment charge of approximately $3.0 million for the amount owed by ApplianceSmart to the Company as of December 28, 2019.

On October 13, 2021, a hearing was held to consider approval of a disclosure statement filed by ApplianceSmart in conjunction with its bankruptcy proceedings. On December 14, 2021, a hearing was held to confirm ApplianceSmart’s plan for reorganization (the “Plan”). On January 10, 2022, ApplianceSmart paid $25,000 to JanOne in settlement of its debt, as provided for in the confirmed Plan, and the ApplianceSmart Note was reversed. A final decree was issued by the court on February 28, 2022, upon the full satisfaction of the Plan, at which time ApplianceSmart emerged from Chapter 11. The outstanding balance of the ApplianceSmart Note at December 31, 2022 and January 1, 2022 was zero and approximately $3.0 million, respectively, exclusive of the impairment charge.

JANONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Related Party Note

On August 28, 2019, ARCA Recycling entered into and delivered to ICG a secured revolving line of credit promissory note, whereby ICG agreed to provide ARCA Recycling with a $2.5 million revolving credit facility (the “ICG Note”). The ICG Note originally matured on August 28, 2020. On August 25, 2020, the ICG Note was amended to extend the maturity date to December 31, 2020. On March 30, 2021, ARCA Recycling entered into a Second Amendment and Waiver (the “Second Amendment”) to the ICG Note to further extend the maturity date to August 18, 2021 and waive certain defaults under the ICG Note. The ICG Note bears interest at 8.75% per annum and provides for the payment of interest, monthly in arrears. ARCA Recycling will pay a loan fee of 2.0% on each borrowing made under the ICG Note. In connection with entering into the ICG Note, the Borrower also entered into a security agreement in favor of the Lender, pursuant to which ARCA Recycling granted a security interest in all of its assets to the Lender. The obligations of ARCA Recycling under the ICG Note are guaranteed by the Company. The foregoing transaction did not include the issuance of any shares of the Company’s common stock, warrants, or other derivative securities. As of January 1, 2022, the balance due on ICG note was $1.0 million. Beginning in April 2022, the revolving credit facility was converted to a term note that amortizes ratably through its maturity date of March 2026. The principal amount of the note is $1.0 million, and bears interest at 8.75% per annum. Monthly payments on this note will be approximately $24,767. ICG is a record and beneficial owner of 13.9% of the outstanding common stock of the Company. Jon Isaac is the manager and sole member of ICG, and the son of Tony Isaac, the Chief Executive Officer of JanOne and ARCA Recycling. The principal balance of the note was approximately $838,000 and $1.0 million as of December 31, 2022 and January 1, 2022, respectively.

Future maturities of the related party note at December 31, 2022 are as follows and does not include related party debt (in $000's):

For the fiscal year ended
2023	$233
2024	254
2025	277
2026	74
Total future maturities of related party debt	$838

JANONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ARCA Purchasing Agreement

On April 5, 2022, ARCA entered into a Purchasing Agreement with Live Ventures. Pursuant to the agreement, Live agrees to purchase inventory from time to time for ARCA, as set forth in submitted purchase orders. The inventory is owned by Live until which time payment by ARCA is received. All purchases made by ARCA shall be paid back to Live in full plus an additional five percent surcharge or broker-type fee. The term of the Agreement is one year, and automatically renews if not terminated by either party, as provided for in the Agreement. As of the year ended December 31, 2022, the amount due to Live Ventures was approximately $624,000. For the years ended December 31, 2022 and January 1, 2022, the Company paid broker fees of approximately $59,000 and $0, respectively.

Note 26: Sale of ARCA and Connexx

On February 19, 2021, the Company, together with its subsidiaries (a) ARCA Recycling, Inc., a California corporation (“ARCA”), and (b) Customer Connexx LLC, a Nevada limited liability company (“Connexx”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) with (i) ARCA Affiliated Holdings Corporation, a Delaware corporation, (ii) ARCA Services Inc., a Delaware corporation, and (iii) Connexx Services Inc, a Delaware corporation (collectively, the “Buyers”), pursuant to which the Buyers agreed to acquire substantially all of the assets, and assume certain liabilities, of ARCA and Connexx (the “Disposition Transaction”). The principal of the Buyers is Virland A. Johnson, our Chief Financial Officer. The Disposition Transaction was previously expected to be consummated on or before August 18, 2021 (the "Outside Date"). On August 12, 2021, the parties entered into Amendment No. One to Asset Purchase Agreement (the “Recycling Sale Amendment”) to extend the Outside Date to September 30, 2021. In the event the Disposition Transaction is not closed by such date, the Purchase Agreement may be terminated and, in accordance with its terms, the Buyers may be required to pay to us a “break fee” of $250,000. On November 14, 2021, the parties entered into an Amendment No. Two to the Asset Purchase Agreement, which provided for the immediate termination of the transactions proposed by the Purchase Agreement, as amended by the Recycling Sale Amendment, and for an amendment to the Buyers to pay to us a “break fee.” The break fee was amended to an aggregate of $100,000, payable in two $50,000 installments: (i) the first of which is due to be paid not later than August 12, 2022 (the one-year anniversary of the Recycling Sale Agreement) and (ii) the second of which is due to be paid not later than the last day of our next fiscal year. However, if, prior to the date on which either installment of the amended break fee is payable, we sell ARCA and Connexx to an otherwise unaffiliated third party for an aggregate amount less than $25 million, then the Buyers will be relieved of their obligation to pay to us any not-yet-then-due installment of the break fee. Additionally, if, prior to the date on which the second installment of the amended break fee is payable, we have not sold ARCA and Connexx to any third party, then the Buyers will be relieved of their obligation to pay to us the second installment of the break fee. Finally, if, prior to a date on which either installment of the amended break fee is due, we sell ARCA and Connexx to the Buyers, then, the purchase price therefore will be reduced by an amount equivalent to any break fee that had been previously paid to us by the Buyers and the Buyers shall also be relieved of their obligation to pay to us any not-yet-due installment of the break fee. On December 21, 2022, an agreement was entered into further extending the break fee due date to March 31, 2023. On March 19, 2023, the Company entered into a Stock Purchase Agreement with VM7 Corporation, whose principal is Virland A. Johnson, for the Sale of ARCA and Connexx (see Note 29).

Note 27: GeoTraq

Sale of GeoTraq

On May 24, 2022, the Company entered into an Asset Purchase Agreement with SPYR Technologies Inc., pursuant to which the Company sold to SPYR substantially all the assets and none of the liabilities of its wholly-owned subsidiary GeoTraq Inc. The aggregate purchase price for the GeoTraq Assets was $13.5 million, payable in cash and shares of SPYR’s common stock. As of the closing of the transaction on May 24, 2022, SPYR issued to the Company 30,000,000 shares of its common stock at $0.03 per share, and delivered a five-year Promissory Note in the principal amount of $12.6 million. The Promissory Note bears simple interest at the rate of 8% per annum, provides quarterly interest payments due the first day of each calendar quarter, and may be prepaid at any time without penalty. Quarterly interest payments may be made in cash or in SPYR's restricted common stock. The Promissory Note matures on May 24, 2027.

JANONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2022, based on declining financial trends at SPYR, the Company reviewed the original valuation of the Promissory Note to determine whether a revision of the estimate of the original 10.5% used to discount the note should occur to account for the additional risk the note would not be repaid. In connection with this review, the Company determined that the discount rate should be revised to 14.5%. Consequently, the Company took an additional $1.85 million charge against income for the 13 and 26 weeks ended July 2, 2022, and will restate its Quarterly Reports on Form 10-Q for the 13 and 26 weeks ended July 2, 2022, and the 13 and 39 weeks ended October 1, 2022 (see Note 28). Additionally, due to the declining financial trends at SPYR, the Company recorded an additional $813,000 charge against income for the year ended December 31, 2022 .

The following table illustrates the calculation of the gain on sale of GeoTraq, including the charges to income referenced above, as shown on the income statement (in $000's):

Purchase price	$13,500
Discount on note receivable	(4,013)
Premium on shares received	46
Derecognition of GeoTraq inventory	(105)
Gain on sale	$9,428

Discontinued Operation

For the year ended, December 31, 2022, the Company determined that the GeoTraq sale qualified for accounting treatment as a discontinued operation under ASC 205 ("Discontinued Operations"). In accordance with ASC 205, the Company has reported the assets and liabilities in the consolidated balance sheets. The assets and liabilities have been reflected in the consolidated balance sheets as of December 31, 2022 and January 1, 2022, and consist of the following:

	December 31, 2022	January 1, 2022
Assets from discontinued operations
Inventories	$—	$105
Total current assets from discontinued operations	—	105
Property and equipment, net	—	2
Total assets from discontinued operations	$—	$107
Liabilities from discontinued operations
Accounts payable	$—	$195
Total current liabilities from discontinued operations	$—	$195

Property and equipment, net, from discontinued operations consist of the following:

	Useful Life (Years)	December 31, 2022	January 1, 2022
Equipment	3-15	$—	$41
Property and equipment		—	41
Less accumulated depreciation		—	(39)
Total property and equipment, net, from discontinued operations		$—	$2

JANONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense was approximately $2,000 and approximately $12,000 for the fiscal years ended December 31, 2022 and January 1, 2022, respectively.

In accordance with the provisions of ASC 205, the Company has not included in the results of continuing operations the results of operations of the discontinued operations in the consolidated statements of operations and comprehensive income (loss). The results of operations for discontinued operations for the years ended December 31, 2022 and January 1, 2022 have been reflected as discontinued operations in the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2022 and January 1, 2022, and consist of the following:

	Fiscal Years Ended
	December 31, 2022	January 1, 2022
Operating expenses from discontinued operations:
Selling, general and administrative expenses	$10	$3,764
Impairment charges	—	9,786
Gain on sale of GeoTraq	(9,428)	—
Total operating expenses from discontinued operations	(9,418)	13,550
Operating income (loss) from discontinued operations	9,418	(13,550)
Other income (expense) from discontinued operations
Gain on debt settlement	—	73
Other income, net	144	(96)
Total other income, net	144	(23)
Income (loss) before benefit from income taxes from discontinued operations	9,562	(13,573)
Income tax provision	2,159	—
Net income (loss) from discontinued operations	$7,403	$(13,573)

In accordance with the provisions of ASC 205, the Company would typically separately reported the cash flow activity of the discontinued operations in the consolidated statements of cash flows. However, due to the immateriality of the impact on cash flows from discontinued operations, the Company has chosen not to breakout these amounts on the consolidated statement of cash flows. The cash flow activity from discontinued operations was $10,000 and $23,000 for the years ended December 31, 2022 and January 1, 2022, respectively.

JANONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 28: Restatement

On April 17, 2023, the Company’s management and the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) reached a determination that the Company’s previously issued unaudited consolidated financial statements and related disclosures for each of the quarterly periods ended July 2, 2022 and October 1, 2022, should no longer be relied upon because of a material misstatement contained in those two quarterly unaudited condensed consolidated financial statements. In connection with the Company’s preparation of its unaudited condensed consolidated financial statements and related disclosures for each of the two referenced periods, the Company’s management and Audit Committee relied upon the report issued by a third-party valuation firm to determine the carrying value of the promissory note the Company had received from SPYR Technologies, Inc. (the “SPYR Note”), in connection with the Company’s sale of the assets of its GeoTraq, Inc. subsidiary to SPYR Technologies, Inc. in the first quarter of the Company’s 2022 fiscal year. At December 31, 2022, the Company reviewed the original valuation of the Promissory Note to determine if the original 10.5% used to discount the Note was appropriate. In connection with this review, the Company determined that the discount rate should be revised to 14.5%.

The Company’s management and the Audit Committee discussed the matters with Frazier & Deeter, LLC, the Company’s independent registered public accounting firm for the 2022 fiscal year, and with WSRP, LLC, the Company’s independent registered public accounting firm during the second and third quarters in the 2022 fiscal year and prior fiscal periods since 2019, and determined to restate the Company’s unaudited condensed consolidated financial statements for the second and third fiscal quarters ended July 2, 2022, and October 1, 2022.

JANONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	July 2, 2022			January 1, 2022
	(Unaudited)
	Previously Reported	Effect of Restatement	As restated
Assets
Cash and cash equivalents	$1,181	$—	$1,181	$705
Trade and other receivables, net	4,273	—	4,273	4,220
Income taxes receivable	12	—	12	—
Inventories	494	—	494	1,209
Prepaid expenses and other current assets	869	—	869	1,423
Total current assets	6,829	—	6,829	7,557
Property and equipment, net	2,676	—	2,676	2,113
Right to use asset - operating leases	4,268	—	4,268	3,671
Intangible assets, net	345	—	345	268
Note receivable, net	11,277	(1,812)	9,465	—
Marketable securities	570	—	570	—
Deposits and other assets	1,554	—	1,554	1,556
Total assets	$27,519	$(1,812)	$25,707	$15,165
Liabilities and Stockholders' Equity (Deficit)
Liabilities:
Accounts payable	$5,839	$—	$5,839	$5,266
Accrued liabilities - other	4,963	—	4,963	5,232
Accrued liability - California Sales Taxes	6,140	—	6,140	6,022
Lease obligation short–term - operating leases	1,405	—	1,405	1,304
Short–term debt	—	—	—	288
Current portion of notes payable	315	—	315	261
Current portion of related party note payable	223	—	223	1,000
Total current liabilities	18,885	—	18,885	19,373
Lease obligation long term - operating leases	2,964	—	2,964	2,470
Long–term portion of notes payable	1,509	—	1,509	1,318
Long-term portion related party note payable	724	—	724	—
Other noncurrent liabilities	219	—	219	680
Total liabilities	24,301	—	24,301	23,841
Commitments and contingencies (Note 15)
Stockholders' equity (deficit):
Preferred stock, series A - par value $0.001 per share 2,000,000 authorized, 222,588 and 238,729 shares issued and outstanding at July 2, 2022 and January 1, 2022, respectively	—	—	—	—
Common stock, par value $0.001 per share, 10,000,000 shares authorized, 3,150,230 and 2,827,410 shares issued and outstanding at July 2, 2022 and January 1, 2022, respectively	2	—	2	2
Additional paid-in capital	45,747	—	45,747	45,743
Accumulated deficit	(41,914)	(1,812)	(43,726)	(53,804)
Accumulated other comprehensive loss	(617)	—	(617)	(617)
Total stockholders' equity (deficit)	3,218	(1,812)	1,406	(8,676)
Total liabilities and stockholders' equity (deficit)	$27,519	$(1,812)	$25,707	$15,165

JANONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Thirteen Weeks Ended				For the Twenty Six Weeks Ended
	July 2, 2022			July 3, 2021	July 2, 2022			July 3, 2021
	Previously Reported	Effect of Restatement	As restated		Previously Reported	Effect of Restatement	As restated
Revenues	$10,538	$—	$10,538	$8,606	$19,862	$—	$19,862	$17,278
Cost of revenues	8,889	—	8,889	6,863	16,360	—	16,360	14,114
Gross profit	1,649	—	1,649	1,743	3,502	—	3,502	3,164
Operating expenses:
Selling, general and administrative expenses	2,908	—	2,908	4,595	5,853	—	5,853	8,125
Gain on sale of GeoTraq	(12,091)	12,091	—	—	(12,091)	12,091	—	—
Operating income (loss)	10,832	(12,091)	(1,259)	(2,852)	9,740	(12,091)	(2,351)	(4,961)
Other income (expense):
Interest expense, net	(98)	(38)	(136)	(125)	(290)	(38)	(328)	(198)
Gain on Payroll Protection Program loan forgiveness	—	—	—	—	—	—	—	1,872
Gain (loss) on litigation settlement, net	—	—	—	(1,950)	1,835	—	1,835	(1,950)
Gain on settlement of vendor advance payments	—	—	—	131	—	—	—	941
Gain on reversal of contingency loss	—	—	—	—	637	—	637	—
Unrealized loss on marketable securities	(376)	—	(376)	—	(376)	—	(376)	—
Other income, net	333	—	333	22	359	—	359	22
Total other income (expense), net	(141)	(38)	(179)	(1,922)	2,165	(38)	2,127	687
Income (loss) from operations before provision for income taxes	10,691	(12,129)	(1,438)	(4,774)	11,905	(12,129)	(224)	(4,274)
Provision (benefit) for income taxes	4	—	4	205	7	—	7	203
Net income (loss) from continuing operations	10,687	(12,129)	(1,442)	(4,979)	11,898	(12,129)	(231)	(4,477)

JANONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net income from discontinued operations	—	$10,317	$10,317	—	—	10,317	10,317	—
Net income (loss)	$10,687	$(1,812)	$8,875	$(4,979)	$11,898	$(1,812)	$10,086	$(4,477)
Net income (loss) per share:
Basic income per share from continuing operations	$3.39	$(3.85)	$(0.46)	$(2.07)	$3.78	$(3.85)	$(0.07)	$(1.94)
Diluted income per share from continuing operations	$3.06	$(3.85)	$(0.46)	$(2.07)	$3.40	$(3.85)	$(0.07)	$(1.94)
Basic income per share from discontinued operations	$—	$3.27	$3.27	$—	$—	$3.27	$3.27	$—
Diluted income per share from discontinued operations	$—	$2.95	$2.95	$—	$—	$2.95	$2.95	$—
Basic income per share	$3.39	$(0.58)	$2.82	$(2.07)	$3.78	$(0.58)	$3.20	$(1.94)
Diluted income per share	$3.06	$(0.58)	$2.54	$(2.07)	$3.40	$(0.58)	$2.88	$(1.94)
Weighted average common shares outstanding:
Basic	3,150,230	3,150,230	3,150,230	2,405,410	3,150,230	3,150,230	3,150,230	2,312,024
Diluted	3,496,250	3,496,250	3,496,250	2,405,410	3,496,250	3,496,250	3,496,250	2,312,024
Net income (loss)	$10,687	$(1,812)	$8,875	$(4,979)	$11,898	$(1,812)	$10,086	$(4,477)
Other comprehensive income (loss), net of tax:
Effect of foreign currency translation adjustments	41	—	—	—	—	—	—	(42)
Total other comprehensive income (loss), net of tax	41	—	—	—	—	—	—	(42)
Comprehensive income (loss)	$10,728	$(1,812)	$8,875	$(4,979)	$11,898	$(1,812)	$10,086	$(4,519)

JANONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Series A Preferred		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Equity (Deficit)
								(As restated)
Balance, January 1, 2022	238,729	$—	2,827,410	$2	$45,743	$(53,804)	$(617)	$(8,676)
Share based compensation	—	—	—	—	4	—	—	4
Other comprehensive loss	—	—	—	—	—	(8)	(41)	(49)
Net income	—	—	—	—	—	1,211	—	1,211
Balance, April 2, 2022	238,729	—	2,827,410	2	45,747	(52,601)	(658)	(7,510)
Series A-1 preferred converted	(16,141)	—	322,820	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	41	41
Net income, as restated	—	—	—	—	—	10,687	—	10,687
Balance, July 2, 2022	222,588	$—	3,150,230	$2	$45,747	$(41,914)	$(617)	$3,218

JANONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Twenty Six Weeks Ended
	July 2, 2022			July 3, 2021
	Previously Reported	Effect of Restatement	As restated
OPERATING ACTIVITIES:
Net income (loss)	$11,898	$(12,129)	$(231)	$(4,477)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	270	—	270	2,090
Amortization of debt issuance costs	7	—	7	—
Stock based compensation expense	4	—	4	180
Accretion of note receivable discount	(27)	(38)	(65)	—
Gain on legal settlement	(115)	—	(115)	—
Gain on Payroll Protection Program loan forgiveness	—	—	—	(1,872)
Gain on settlement of vendor advance payments	—	—	—	(941)
Gain on reversal of contingent liability	(637)	—	(637)	—
Gain on sale of GeoTraq	(12,091)	1,850	(10,241)	—
Unrealized loss on marketable securities	376	—	376	—
Changes in assets and liabilities:
Accounts receivable	(53)	—	(53)	(204)
Income taxes receivable	(12)	—	(12)	173
Prepaid expenses and other current assets	554	—	554	110
Inventories	610	—	610	303
Right of use assets	(597)	—	(597)	(681)
Lease liability	595	—	595	650
Accounts payable and accrued expenses	713	—	713	2,485
Deposits and other Assets	(6)	—	(6)	(123)
Net cash provided by (used in) operating activities	1,489	(10,317)	(8,828)	(2,307)
INVESTING ACTIVITIES:
Purchases of property and equipment	(721)	—	(721)	(1,458)
Purchases of intangibles	(189)	—	(189)	(65)
Net cash used in investing activities	(910)	—	(910)	(1,523)
FINANCING ACTIVITIES:
Proceeds from equity financing, net	—	—	—	5,544
Proceeds from stock option exercise	—	—	—	27
Proceeds from notes payable	366	—	366	1,835
Payments on related party notes payable	(53)	—	(53)	—
Payments on notes payable	(128)	—	(128)	(59)
Payments on short-term notes payable	(288)	—	(288)	(144)
Net cash provided by (used in) financing activities	(103)	—	(103)	7,203
Effect of changes in exchange rate on cash and cash equivalents	—		—	(42)
INCREASE IN CASH AND CASH EQUIVALENTS	476	(10,317)	(9,841)	3,331
CASH AND CASH EQUIVALENTS, beginning of period	705		705	379
CASH AND CASH EQUIVALENTS, end of period	$1,181	$(10,317)	$(9,136)	$3,710
Supplemental cash flow disclosures:
Interest paid	$120	$—	$120	$84
Income taxes paid	54	—	54	28
Right to use asset - operating leases capitalized	1,451	—	1,451	1,244

JANONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	October 1, 2022			January 1, 2022
	(Unaudited)
	Previously Reported	Effect of Restatement	As restated
Assets
Cash and cash equivalents	$868	$—	$868	$705
Trade and other receivables, net	6,834	—	6,834	4,220
Inventories	415	—	415	1,209
Prepaid expenses and other current assets	1,248	—	1,248	1,423
Total current assets	9,365	—	9,365	7,557
Property and equipment, net	2,656	—	2,656	2,113
Right to use asset - operating leases	5,733	—	5,733	3,671
Intangible assets, net	328	—	328	268
Note receivable, net	11,345	(1,719)	9,626	—
Marketable securities	300	—	300	—
Deposits and other assets	1,577	—	1,577	1,556
Total assets	$31,304	$(1,719)	$29,585	$15,165
Liabilities and Stockholders' Equity (Deficit)
Liabilities:
Accounts payable	$6,065	—	$6,065	$5,266
Accrued liabilities - other	5,575	—	5,575	5,232
Accrued liability - California Sales Taxes	6,202	—	6,202	6,022
Lease obligation short–term - operating leases	1,711	—	1,711	1,304
Short–term debt	3,657	—	3,657	288
Current portion of notes payable	406	—	406	261
Current portion of related party note payable	228	—	228	1,000
Total current liabilities	23,844	—	23,844	19,373
Lease obligation long term - operating leases	4,179	—	4,179	2,470
Notes payable - long term portion	1,425	—	1,425	1,318
Long-term portion related party note payable	665	—	665	—
Other noncurrent liabilities	46	—	46	680
Total liabilities	30,159	—	30,159	23,841
Commitments and contingencies (Note 16)
Stockholders' equity (deficit):
Preferred stock, series A - par value $0.001 per share 2,000,000 authorized, 222,588 and 238,729 shares issued and outstanding at October 1, 2022 and January 1, 2022, respectively	—	—	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 3,150,230 and 2,827,410 shares issued and outstanding at October 1, 2022 and January 1, 2022, respectively	3	—	3	2
Additional paid-in capital	45,747	—	45,747	45,743
Accumulated deficit	(43,988)	(1,719)	(45,707)	(53,804)
Accumulated other comprehensive loss	(617)	—	(617)	(617)
Total stockholders' equity (deficit)	1,145	(1,719)	(574)	(8,676)
Total liabilities and stockholders' equity (deficit)	$31,304	$(1,719)	$29,585	$15,165

JANONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Thirteen Weeks Ended				For the Thirty-Nine Weeks Ended
	October 1, 2022			October 2, 2021	October 1, 2022			October 2, 2021
	Previously Reported	Effect of Restatement	As restated		Previously Reported	Effect of Restatement	As restated
Revenues	$8,587	$—	$8,587	$12,113	$28,449	$—	$28,449	$29,391
Cost of revenues	7,553	—	7,553	9,032	23,913	—	23,913	23,146
Gross profit	1,034	—	1,034	3,081	4,536	—	4,536	6,245
Operating expenses:
Selling, general and administrative expenses	2,858	—	2,858	3,925	8,711	—	8,711	12,050
Gain on sale of GeoTraq	—	—	—	—	(12,091)	12,091	—	—
Operating income (loss)	(1,824)	—	(1,824)	(844)	7,916	(12,091)	(4,175)	(5,805)
Other income (expense):
Interest income (expense), net	36	(68)	(32)	(125)	(254)	(106)	(360)	(323)
Gain on Payroll Protection Program loan forgiveness	—	—	—	—	—	—	—	1,872
Gain (loss) on litigation settlement, net	—	—	—	—	1,835	—	1,835	(1,950)
Gain on settlement of vendor advance payments	—	—	—	11	—	—	—	952
Gain on reversal of contingency loss	—	—	—	—	637	—	637	—
Unrealized loss on marketable securities	(270)	—	(270)	—	(646)	—	(646)	—
Other income, net	—	—	—	23	359	—	359	45
Total other income (expense), net	(234)	(68)	(302)	(91)	1,931	(106)	1,825	596
Income (loss) from operations before provision for income taxes	(2,058)	(68)	(2,126)	(935)	9,847	(12,197)	(2,350)	(5,209)
Provision for income taxes	16	—	16	33	23		23	236
Net income (loss)	(2,074)	(68)	(2,142)	(968)	9,824	(12,197)	(2,373)	(5,445)
Net income from discontinued operations	—	94	94	—	—	10,478	10,478
Net income (loss)	$(2,074)	$26	$(2,048)	$(968)	$9,824	$(1,719)	$8,105	$(5,445)

JANONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net income (loss) per share:
Basic income per share from continuing operations	$(0.66)	$(0.02)	$(0.68)	$(0.34)	$3.12	$(3.87)	$(0.75)	$(2.09)
Diluted income per share from continuing operations	$(0.66)	$(0.02)	$(0.68)	$(0.34)	$2.81	$(3.87)	$(0.75)	$(2.09)
Basic income per share from discontinued operations	$—	$0.03	$0.03	$—	$—	$3.33	$3.33	$—
Diluted income per share from discontinued operations	$—	$0.03	$0.03	$—	$—	$3.00	$3.00	$—
Basic income per share	$(0.66)	$0.01	$(0.65)	$(0.34)	$3.12	$(0.55)	$2.57	$(2.09)
Diluted income per share	$(0.66)	$0.01	$(0.65)	$(0.34)	$2.81	$(0.55)	$2.32	$(2.09)
Weighted average common shares outstanding:
Basic	3,150,230	3,150,230	3,150,230	2,827,410	3,150,230	3,150,230	3,150,230	2,601,827
Diluted	3,150,230	3,150,230	3,150,230	2,827,410	3,496,003	3,496,003	3,496,003	2,601,827
Net income (loss)	$(2,074)	$26	$(2,048)	$(968)	$9,824	$(1,719)	$8,105	$(5,445)
Other comprehensive loss, net of tax:
Effect of foreign currency translation adjustments	—	—	—	—	—	—	—	(42)
Total other comprehensive income loss, net of tax	—	—	—	—	—	—	—	(42)
Comprehensive income (loss)	$(2,074)	$26	$(2,048)	$(968)	$9,824	$(1,719)	$8,105	$(5,487)

JANONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Series A Preferred		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Equity (Deficit)
								(As restated)
Balance, January 1, 2022	238,729	$—	2,827,410	$2	$45,743	$(53,804)	$(617)	$(8,676)
Share based compensation	—	—	—	—	4	—	—	4
Other comprehensive loss	—	—	—	—	—	(8)	(41)	(49)
Net income	—	—	—	—	—	1,211	—	1,211
Balance, April 2, 2022	238,729	—	2,827,410	2	45,747	(52,601)	(658)	(7,510)
Series A-1 preferred converted	(16,141)	—	322,820	1	—	—	—	1
Other comprehensive income	—	—	—	—	—	—	41	41
Net income, as restated	—	—	—	—	—	10,687	—	10,687
Balance, July 2, 2022	222,588	—	3,150,230	3	45,747	(41,914)	(617)	3,219
Net income, as restated	—	—	—	—	—	(2,074)	—	(2,074)
Balance, October 1, 2022	222,588	$—	3,150,230	$3	$45,747	$(43,988)	$(617)	$1,145

JANONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Thirty-Nine Weeks Ended
	October 1, 2022			October 2, 2021
	Previously Reported	Effect of Restatement	As restated
OPERATING ACTIVITIES:
Net income (loss)	$9,824	$(12,197)	$(2,373)	$(5,445)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	347	—	347	3,136
Amortization of debt issuance costs	10	—	10	—
Stock based compensation expense	4	—	4	274
Accretion of note receivable discount	(95)	(131)	(226)	—
Gain on legal settlement	(115)	—	(115)	—
Gain on Payroll Protection Program loan forgiveness	—	—	—	(1,872)
Gain on settlement of vendor advance payments	—	—	—	(952)
Gain on reversal of contingent liability	(637)	—	(637)	—
Gain on sale of GeoTraq	(12,091)	1,850	(10,241)	—
Unrealized loss on marketable securities	646	—	646	—
Changes in assets and liabilities:
Accounts receivable	(2,614)	—	(2,614)	(1,931)
Income taxes receivable	—	—	—	196
Prepaid expenses and other current assets	176	—	176	(71)
Inventories	689	—	689	478
Right of use assets	54	—	54	(995)
Lease liability	—	—	—	971
Accounts payable and accrued expenses	1,440	—	1,440	2,840
Deposits and other Assets	(29)	—	(29)	(114)
Net cash used in operating activities	(2,391)	(10,478)	(12,869)	(3,485)
INVESTING ACTIVITIES:
Purchases of property and equipment	(736)	—	(736)	(1,530)
Purchases of intangibles	(214)	—	(214)	(65)
Net cash used in investing activities	(950)	—	(950)	(1,595)
FINANCING ACTIVITIES:
Proceeds from equity financing, net	—	—	—	5,544
Proceeds from issuance of short-term notes payable	648	—	648	538
Proceeds from stock option exercise	—	—	—	27
Proceeds from notes payable	4,052	—	4,052	1,835
Payments on related party notes payable	(107)	—	(107)	—
Payments on notes payable	—	—	—	(58)
Payments on short-term notes payable	(1,089)	—	(1,089)	(323)
Net cash provided by financing activities	3,504	—	3,504	7,563
Effect of changes in exchange rate on cash and cash equivalents	—		—	(42)
INCREASE IN CASH AND CASH EQUIVALENTS	163	(10,478)	(10,315)	2,441
CASH AND CASH EQUIVALENTS, beginning of period	705	—	705	379
CASH AND CASH EQUIVALENTS, end of period	$868	$(10,478)	$(9,610)	$2,820
Supplemental cash flow disclosures:
Interest paid	$235	—	$235	$146
Income taxes paid	54	—	54	28
Right to use asset - operating leases capitalized	1,902	—	1,902	1,815

JANONE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 29: Subsequent events

The Company has evaluated subsequent events through the filing of this Form 10-K, and determined that there have been no events that have occurred that would require adjustments to disclosures in its consolidated financial statements other than as discussed below:

ARCA and Subsidiaries Disposition

On March 19, 2023, the Company entered into a Stock Purchase Agreement with VM7 Corporation, a Delaware corporation, under which the Buyer agreed to acquire all of the outstanding equity interests of (a) ARCA Recycling, Inc., a California corporation, (b) Customer Connexx LLC, a Nevada limited liability company, and (c) ARCA Canada Inc., a corporation organized under the laws of Ontario, Canada (“ARCA Canada”; and, together with ARCA and Connexx, the “Subsidiaries”). The principal of the Buyer is Virland A. Johnson, our Chief Financial Officer. The sale of all of the outstanding equity interests of the Subsidiaries to the Buyer under the Purchase Agreement was consummated simultaneously with the execution of the Purchase Agreement. The Company's Board of Directors unanimously approved the Purchase Agreement and the Disposition Transaction.

The economic aspects of the Disposition Transaction are: (i) the Company reduced the liabilities on its consolidated balance sheets by approximately $17.6 million, excluding those related to the California Business Fee and Tax Division; (ii) the Company will receive not less than $24.0 million in aggregate monthly payments from the Buyer, which payments are subject to potential increase due to the Subsidiaries’ future performance; and (iii) during the next five years, the Company may request that the Buyer prepay aggregate monthly payments in the aggregate amount of $1 million. The Company also received one thousand dollars for the equity of each of the Subsidiaries at the closing. Each monthly payment is to be the greater of (a) $140,000 (or $100,000 for each January and February during the 15-year payment period) or (b) a monthly percentage-based payment, which is an amount calculated as follows: (i) 5% of the Subsidiaries’ aggregate gross revenues up to $2,000,000 for the relevant month, plus (ii) 4% of the Subsidiaries’ aggregate gross revenues between $2,000,000 and $3,000,000 for the relevant month, plus (iii) 3% of the Subsidiaries aggregate gross revenues over $3,000,000 for the relevant month. The Buyer will receive credit toward the payment of the first monthly payment (March of 2023) for any payments, distributions, or cash dividends paid by any of the Subsidiaries to the Seller on or after March 19, 2023.

Securities Purchase Agreement

On March 22, 2023, the Company entered into a Securities Purchase Agreement with certain institutional investors for the sale by the Company in a registered direct offering of 361,000 shares of the Company’s common stock, par value $0.001 per share, at a purchase price per share of Common Stock of $1.17. The offering closed on March 24, 2023. The aggregate gross proceeds for the sale of the shares of Common Stock were approximately $422,000, before deducting the placement agent fees and related expenses. The Company intends to use the net proceeds for working capital and general corporate purposes.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure control and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2022, the period covered in this report, our disclosure controls and procedures were not effective because of the material weaknesses discussed below.

In light of the conclusion that our internal disclosure controls are ineffective as of December 31, 2022, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regard to this annual report. Accordingly, the Company believes, based on its knowledge, that: (i) this annual report does not contain any untrue statement of a material fact or omit a material fact; and (ii) the financial statements, and other financial information included in this annual report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this annual report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 regarding Internal Control – Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022.

Management noted material weaknesses in internal control when conducting their evaluation of internal control as of December 31, 2022. (1) Insufficient information technology general controls and segregation of duties. (2) inadequate control design or lack of sufficient controls over significant accounting processes; (3) insufficient assessment of the impact of potentially significant transactions; and (4) insufficient processes and procedures related to proper recordkeeping of agreements and contracts.

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

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the fiscal year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and executive officers of the Company and their ages as of December 31, 2022, are as follows:

Name	Age	Position
Richard D. Butler, Jr.	72	Director
Nael Hajjar	38	Director
John Bitar	60	Director
Tony Isaac	69	President and Chief Executive Officer
Virland A. Johnson	62	Chief Financial Officer

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

Tony Isaac has been a director of the Company since May 2015 and Chief Executive Officer of the Company since May 2016. He served as Interim Chief Executive Officer of the Company from February 2016 until May 2016. Mr. Isaac has served as Financial Planning and Strategist/Economist of Live Ventures since July 2012. He is the Chairman and Co-Founder of Isaac Organization, a privately held investment company. Mr. Isaac has invested in various companies, both private and public from 1980 to the present. Mr. Isaac’s specialty is negotiation and problem-solving of complex real estate and business transactions. Mr. Isaac has served as a director of Live Ventures since December 2011. Mr. Isaac graduated from Ottawa University in 1981, where he majored in Commerce and Business Administration and Economics. We believe that Mr. Isaac has significant investment and financial expertise and public board experience that he brings to the Board.

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

Based solely on its review of copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 2022, all of its officers, directors and 10% stockholders complied with all Section 16(a) timely filing requirements.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the cash and non-cash compensation for fiscal years ended December 31, 2022 and January 1, 2022, earned by each person who served as Chief Executive Officer and our other two most highly compensated executive officers who held office as of December 31, 2022 (“named executive officers”):

Summary Compensation Table

Name and Principal Position (1)	Year	Salary ($)	Bonus ($)	Stock Award ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Tony Isaac	2022	550,324	75,000	—	—	—	625,324
President, Chief Executive Officer, and Secretary	2021	550,324	—	—	—	—	550,324
Virland A. Johnson	2022	250,324	—	—	—	—	250,324
Chief Financial Officer	2021	149,363	—	—	—	—	149,363

(1)
The Company only had two executive officers as of December 31, 2022.

Outstanding Equity Awards at December 31, 2022

The following table provides a summary of equity awards outstanding for our Named Executive Officers at December 31, 2022:

Name	Number of Securities Underlying Unexercised Options (in shares) Exercisable	Number of Securities Underlying Unexercised Options (in shares) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Tony Isaac	2,000	—	9.90	05/18/2025
Virland A. Johnson	—	—	—

Stock Option Plans

The Company uses stock options to attract and retain executives, directors, consultants and key employees. Stock options are currently outstanding under three stock option plans. The Company’s 2016 Equity Incentive Plan (the “2016 Plan”) was adopted by the Board of Directors in October 2016 and approved by the stockholders at the 2016 annual meeting of stockholders. Under the 2016 Plan, the Company has reserved an aggregate of 400,000 shares of its common stock for option grants. On November 4, 2020, at the Annual Meeting, the Company’s stockholders approved an amendment (the “Plan Amendment”) to the 2016 Plan to increase the total number of shares of the Company’s common stock reserved for issuance under the 2016 Plan from 400,000 shares to 800,000 shares. The Company’s 2011 Stock Compensation Plan (the “2011 Plan”) was adopted by the Board of Directors in March 2011 and approved by the stockholders at the 2011 annual meeting of stockholders. The 2011 Plan expired on December 29, 2016; but, options granted under the 2011 Plan before it expired will continue to be exercisable in accordance with their terms. As of December 31, 2022, options to purchase an aggregate of 117,500 shares were outstanding, including options for 90,000 shares under the 2016 Plan and options for 27,500 shares under the 2011 Plan. The Plans are administered by the Compensation Committee or the full Board of Directors acting as the Committee.

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

The table below presents cash and non-cash compensation paid to non-employee directors during the last fiscal year.

Non-Management Director Compensation for Fiscal Year Ended December 31, 2022

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
John Bitar	18,000	—	—	18,000
Richard D. Butler, Jr.	30,000	—	—	30,000
Nael Hajjar	14,400	—	—	14,400

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth as of April 12, 2023 the beneficial ownership of common stock by each of the Company’s directors, each of the named executive officers, and all directors and executive officers of the Company as a group, as well as information about beneficial owners of 5.0% or more of the Company’s voting securities. Beneficial ownership includes shares that may be acquired in the next 60 days through the exercise of options or warrants.

Beneficial Owner	Position with Company	Number of Shares Beneficially Owned (1)	Percent of Outstanding Common (2)
Directors and executive officers:
Tony Isaac (3)	President, Chief Executive Officer, and Secretary	94,000	2.6%
Virland A. Johnson	Chief Financial Officer	—	*
Richard D. Butler, Jr. (3)	Director	18,000	*
John Bitar	Director	2,000	*
Nael Hajjar	Director	—	*
All directors and executive officers as a group (5 persons) (3)		114,000	3.2%
Other 5% stockholders:
Isaac Capital Group, LLC (4)		675,761	18.7%
Juan Yunis (5)		460,000	12.7%
Michael Bigger (6)		361,000	10.0%

* Indicates ownership of less than 1% of the outstanding shares

(1)
Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to such shares.
(2)
Applicable percentage of ownership is based on 3,614,937 shares of common stock outstanding as of April 12, 2023, plus, for each stockholder, all shares that such stockholder could purchase within 60 days upon the exercise of existing stock options.
(3)
Includes shares that could be purchased within 60 days upon the exercise of existing stock options, as follows: Mr. Isaac, 2,000 shares and Mr. Butler, 4,000 shares. All directors and executive officers as a group could purchase 6,000 shares. The address for each individual is 325 E. Warm Springs Road Suite 102, Las Vegas, Nevada, 89119.
(4)
ICG beneficially owned 675,761 shares of common stock. Jon Isaac has sole dispositive power and sole voting power as to all 675,761 shares for ICG. The address for ICG is 505 East Windmill Lane, Suite 1C-295, Las Vegas, Nevada 89123.
(5)
Mr. Yunis beneficially owned 490,000 shares of common stock. The business address for Mr. Yunis with respect to the shares of common stock is c/o JanOne Inc., 325 E. Warm Springs Road, Suite 102, Las Vegas, Nevada 89119. See also footnote 5 to the Series A-1 Convertible Preferred Stock chart, below.
(6)
Mr. Bigger beneficially owned 361,000 shares of common stock. The business address for Mr. Bigger with respect to the shares of common stock is 2250 Red Springs Drive, Las Vegas, NV 89135.

Beneficial Ownership of Series A-1 Convertible Preferred Stock

The following table sets forth, as of April 12, 2023, the beneficial ownership of Series A-1 Convertible Preferred Stock by each owner of 5% or more of the Company’s Series A-1 Convertible Preferred Stock. No officers or directors of the Company have beneficial ownership of Series A-1 Convertible Preferred Stock. There are no options or warrants to purchase shares of Series A-1 Convertible Preferred Stock.

Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Outstanding Series A Preferred (2)
Gregg Sullivan (3)	28,859	13.0%
Juan Yunis (4)	193,730	87.0%

(1)
Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to such shares.
(2)
Applicable percentage of ownership is based on 222,588 shares of Series A-1 Convertible Preferred Stock outstanding as of April 12, 2023.
(3)
The business address for Mr. Sullivan is c/o JanOne Inc., 325 E. Warm Springs Road, Suite 102, Las Vegas, Nevada 89119. On January 16, 2019, GeoTraq terminated the employment of Mr. Sullivan pursuant to the terms of the employment agreement dated August 18, 2017 between GeoTraq and Mr. Sullivan. On April 9, 2021, the Company entered into a settlement agreement (the “Settlement Agreement”) with Mr. Sullivan, under which he may not convert such 28,859 shares of Series A-1 Convertible Preferred Stock except in accordance with the Settlement Agreement or in the event that the Company is not in compliance with the terms of the Settlement Agreement (see Note 17 to the Consolidated Financial Statements above for a more in-depth discussion) If converted in full, Mr. Sullivan would own 577,172 shares of Common Stock.
(4)
The business address for Mr. Yunis with respect to the shares of Series A-1 Convertible Preferred Stock is c/o JanOne Inc., 325 E. Warm Springs Road, Suite 102, Las Vegas, Nevada 89119. Under his Series A-1 Convertible Preferred Stock agreement, Mr. Yunis is restricted to a beneficial ownership limit of 9.9% of the outstanding Common Stock of the Company. As a result of this restriction, as of December 31, 2022, Mr. Yunis could only convert 346,505 shares of Series A-1 Convertible Preferred Stock. If converted, Mr. Yunis would own 806,505 shares of Common Stock, which would result in his reporting beneficial ownership of 25.6% in the “Percent of Outstanding Common” in the Common Stock chart, above.

The following table provides aggregate information under our equity compensation plans as of January 1, 2022:

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options and Warrants	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans, Excluding Securities Reflected in Column (a)
Equity compensation plans approved by stockholders	110,000	$6.27	710,000
Equity compensation plans not approved by stockholders	—	—	—
Total	110,000	$6.27	710,000

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

Related Party Transactions

Tony Isaac, our Chief Executive Officer, is the father of Jon Isaac, President and Chief Executive Officer of Live Ventures and managing member of ICG, a greater than 5% stockholder of the Company. Tony Isaac and Richard Butler are also members of the Board of Directors of Live Ventures. We also share certain executive, accounting, and legal services with Live Ventures. The total services shared were approximately $314,000 and approximately $296,000 for fiscal years ending December 31, 2022 and January 1, 2022, respectively. Connexx rents approximately 9,900 square feet of office space from Live Ventures at its Las Vegas, Nevada office. The total rent and common area expense were approximately $215,000 and approximately $227,000 for fiscal years ending December 31, 2022 and January 1, 2022, respectively.

ApplianceSmart Note

As stated in Note 5, on December 30, 2017, the Company sold its retail appliance segment, ApplianceSmart, Inc. (“ApplianceSmart”) to ApplianceSmart Holdings LLC (the “Purchaser”), a wholly owned subsidiary of Live Ventures Incorporated, pursuant to a Stock Purchase Agreement (the “Agreement”). Pursuant to the Agreement, the Purchaser purchased from the Company all of the issued and outstanding shares of capital stock of ApplianceSmart in exchange for $6.5 million. On April 25, 2018, the Purchaser delivered to the Company a promissory note (the “ApplianceSmart Note”) in the original principal amount of approximately $3.9 million.

On December 9, 2019, ApplianceSmart filed a voluntary petition in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of Title 11 of the United States Code. Consequently, the Company recorded an impairment charge of approximately $3.0 million for the amount owed by ApplianceSmart to the Company as of December 28, 2019.

On October 13, 2021, a hearing was held to consider approval of a disclosure statement filed by ApplianceSmart in conjunction with its bankruptcy proceedings. On December 14, 2021, a hearing was held to confirm ApplianceSmart’s plan for reorganization (the “Plan”). On January 10, 2022, ApplianceSmart paid $25,000 to JanOne in settlement of its debt, as provided for in the confirmed Plan, and the ApplianceSmart Note was reversed. A final decree was issued by the court on February 28, 2022, upon the full satisfaction of the Plan, at which time ApplianceSmart emerged from Chapter 11. The outstanding balance of the ApplianceSmart Note at December 31, 2022 and January 1, 2022 was zero and approximately $3.0 million, respectively, exclusive of the impairment charge.

For discussion related to potential obligations and or guarantees under ApplianceSmart Leases, see Note 24.

Related Party Note

On August 28, 2019, ARCA Recycling entered into and delivered to ICG a secured revolving line of credit promissory note, whereby ICG agreed to provide ARCA Recycling with a $2.5 million revolving credit facility (the “ICG Note”). The ICG Note originally matured on August 28, 2020. On August 25, 2020, the ICG Note was amended to extend the maturity date to December 31, 2020. On March 30, 2021, ARCA Recycling entered into a Second Amendment and Waiver (the “Second Amendment”) to the ICG Note to further extend the maturity date to August 18, 2021 and waive certain defaults under the ICG Note. The ICG Note bears interest at 8.75% per annum and provides for the payment of interest, monthly in arrears. ARCA Recycling will pay a loan fee of 2.0% on each borrowing made under the ICG Note. In connection with entering into the ICG Note, the Borrower also entered into a security agreement in favor of the Lender, pursuant to which ARCA Recycling granted a security interest in all of its assets to the Lender. The obligations of ARCA Recycling under the ICG Note are guaranteed by the Company. The foregoing transaction did not include the issuance of any shares of the Company’s common stock, warrants, or other derivative securities. As of January 1, 2022, the balance due on ICG note was $1.0 million. Beginning in April 2022, the revolving credit facility was converted to a term note that amortizes ratably through its maturity date of March 2026. The principal amount of the note is $1.0 million, and bears interest at 8.75% per annum. Monthly payments on this note will be approximately $24,767. ICG is a record and beneficial owner of 13.9% of the outstanding common stock of the Company. Jon Isaac is the manager and sole member of ICG, and the son of Tony Isaac, the Chief Executive Officer of JanOne and ARCA Recycling. As of December 31, 2022, the principal balance of the note is approximately $838,000.

ARCA Purchasing Agreement

On April 5, 2022, ARCA entered into a Purchasing Agreement with Live Ventures. Pursuant to the agreement, Live agrees to purchase inventory from time to time for ARCA, as set forth in submitted purchase orders. The inventory is owned by Live until which time payment by ARCA is received. All purchases made by the ARCA shall be paid back to Live in full plus an additional five percent surcharge or broker-type fee. The term of the Agreement is one year, and automatically renews if not terminated by either party, as provided for in the Agreement. As of the year ended December 31, 2022, the amount due to Live Ventures was approximately $624,000. For the year ended December 31, 2022, the Company paid broker fees of approximately $59,000.

ARCA and Subsidiaries Disposition

On March 19, 2023, the Company entered into a Stock Purchase Agreement with VM7 Corporation, a Delaware corporation, under which the Buyer agreed to acquire all of the outstanding equity interests of (a) ARCA Recycling, Inc., a California corporation, (b) Customer Connexx LLC, a Nevada limited liability company, and (c) ARCA Canada Inc., a corporation organized under the laws of Ontario, Canada (“ARCA Canada”; and, together with ARCA and Connexx, the “Subsidiaries”). The principal of the Buyer is Virland A. Johnson, our Chief Financial Officer. The sale of all of the outstanding equity interests of the Subsidiaries to the Buyer under the Purchase Agreement was consummated simultaneously with the execution of the Purchase Agreement. The Company's Board of Directors unanimously approved the Purchase Agreement and the Disposition Transaction.

The economic aspects of the Disposition Transaction are: (i) the Company reduced the liabilities on its consolidated balance sheets by approximately $17.6 million, excluding those related to the California Business Fee and Tax Division; (ii) the Company will receive not less than $24.0 million in aggregate monthly payments from the Buyer, which payments are subject to potential increase due to the Subsidiaries’ future performance; and (iii) during the next five years, the Company may request that the Buyer prepay aggregate monthly payments in the aggregate amount of $1 million. The Company also received one thousand dollars for the equity of each of the Subsidiaries at the closing. Each monthly payment is to be the greater of (a) $140,000 (or $100,000 for each January and February during the 15-year payment period) or (b) a monthly percentage-based payment, which is an amount calculated as follows: (i) 5% of the Subsidiaries’ aggregate gross revenues up to $2,000,000 for the relevant month, plus (ii) 4% of the Subsidiaries’ aggregate gross revenues between $2,000,000 and $3,000,000 for the relevant month, plus (iii) 3% of the Subsidiaries aggregate gross revenues over $3,000,000 for the relevant month. The Buyer will receive credit toward the payment of the first monthly payment (March of 2023) for any payments, distributions, or cash dividends paid by any of the Subsidiaries to the Seller on or after March 19, 2023.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Each year, the Audit Committee approves the annual audit engagement in advance. The Audit Committee also has established procedures to pre-approve all non-audit services provided by the Company’s independent registered public accounting firm. All non-audit services for the fiscal years ended December 31, 2022, and January 1, 2022 that are listed below were pre-approved.

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

The following fees were billed to us by our independent registered public accounting firms , WSRP, LLC (“WSRP”) and Frazier & Deeter, LLC (“Frazier & Deeter”) for 2022 and WSRP in 2021:

Description	December 31, 2022	January 1, 2022
Audit fees	$353,500	$212,725
Audit-related fees	—	11,466
Tax fees	40,800	48,459
All other fees	4,000	—
Total	$398,300	$272,650

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

3.8(a)

Amended and Restated Certificate of Designation of the Preferences, Rights, and Limitations of the Series A-1 Convertible Preferred Stock of JanOne Inc., dated October 1, 2020 [filed as Exhibit 3.8(a) to the Company’s Current Report on Form 8-K filed on October 2, 2020 (File No. 0-19621) and incorporated herein by reference].

3.8(b)

Second Amendment and Restated Certificate of Designation of the Preferences, Rights, and Limitations of the Series A-1 Convertible Preferred Stock of JanOne Inc., dated April 13, 2021 [filed as Exhibit 3.8(b) to the Company’s Current Report on Form 8-K filed on April 16, 2021 (File No. 0-19621) and incorporated herein by reference]

3.9

Articles of Incorporation of JanOne Inc. (the Name Change Subsidiary), filed with the Secretary of State of the State of Nevada on September 6, 2019 [filed as Exhibit 3.9 to the Company’s Current Report on Form 8-K filed on September 13, 2019 (File No. 0-19621) and incorporated herein by reference].

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

3.14+	Certificate of Designation of the Rights, Preferences, and Limitations of Series S Convertible Preferred Stock, filed with the Secretary of State of the State of Nevada on December 28, 2022.

4.1+	Description of Our Securities

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

10.27+	Third Amendment to Secured Revolving Line of Credit Promissory Note dated March 17, 2022 with Isaac Capital Group, LLC.

10.28	Asset Purchase Agreement between JanOne Inc. and SPYR Technologies Inc., dated May 24, 2022.

10.29	Promissory Note of SPYR Technologies Inc. in favor of JanOne Inc., dated May 24, 2022.

10.92	General Credit and Security Agreement, dated as of September 26, 2022, between Gulf Coast Bank and Trust Company and ARCA.

10.93	Guaranty to Gulf Coast Bank and Trust by JanOne Inc., dated as of September 21, 2022.

10.94	Debt Subordination Agreement by Isaac Capital Group, dated as of September 21, 2022.

10.95+	Agreement and Plan of Merger made and entered into as of December 28, 2022, among the registrant, STI Merger Sub Inc., Soin Therapeutics, LLC, and Amol Soin, M.D.

21.1+	List of Subsidiaries of the Registrant

23.1+	Consent of Frazier & Deeter, LLC, Independent Registered Public Accounting Firm.

23.2+	Consent of WSRP, LLC, Independent Registered Public Accounting Firm.

31.1+	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

April 17, 2023	JANONE INC. (Registrant)

	By	/s/ Tony Isaac
Tony Isaac
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer
/s/ Tony Isaac	Chief Executive Officer, Treasurer	April 17, 2023
Tony Isaac

Principal Financial and Accounting Officer
/s/ Virland A. Johnson	Chief Financial Officer	April 17, 2023
Virland A. Johnson

Directors
/s/ Tony Isaac	Director	April 17, 2023
Tony Isaac

/s/ Richard Butler	Director	April 17, 2023
Richard Butler

/s/ John Bitar	Director	April 17, 2023
John Bitar

/s/ Nael Hajjar	Director	April 17, 2023
Nael Hajjar