Form 10-Q/A
period 2022-07-02
JanOne Inc.
filed 2023-04-25
CIK 862861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

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

In connection with the Company’s preparation of its unaudited condensed consolidated financial statements and related disclosures for its second quarter, the Company’s management and Audit Committee relied upon the report issued by a third-party valuation firm to determine the carrying value of the promissory note the Company had received from SPYR Technologies, Inc. (the “SPYR Note”), in connection with the Company’s sale of the assets of its GeoTraq, Inc. subsidiary to SPYR Technologies, Inc. in the second quarter of the Company’s 2022 fiscal year. The accounting treatment for the SPYR Note had financial statement implications to (i) two line items in the Company’s Condensed Consolidated Balance Sheets (specifically, Note receivable, net and Accumulated deficit), (ii) two line items in the Company’s Condensed Consolidated Statements of Operations And Comprehensive Income (Loss) (specifically, Gain on sale of GeoTraq, and Interest expense, net), resulting in a decrease in net income of approximately $1.8 million and a decrease in net loss of approximately $93,000 for the 13 weeks ended July 2, 2022 and October 1, 2022, respectively, and (iii) two line items in the Company’s Condensed Consolidated Statements of Cash Flows (specifically, Gain on sale of GeoTraq and Accretion of note receivable discount), resulting in decrease in net income of approximately $1.8 million for the 26 weeks ended July 2, 2022, and $1.7 million for the 39 weeks ended October 1, 2022. Further, in connection with the preparation of the Company’s Quarterly Report on Form 10-Q for this quarterly period, the Company also received guidance from an additional third-party source in connection with the review of those unaudited condensed consolidated financial statements and related disclosures. However, in connection with the Company’s 2022 fiscal year-end audit and the preparation of its consolidated financial statements and related disclosures for that fiscal year, the Company’s management and the Audit Committee concluded that the carrying value of the SPYR Note, as set forth in the aforementioned Quarterly Reports, should be restated. The initial carrying value of $11.2 million should be restated to be $9.4 million and reflect carrying value of $9.5 million as of July 2, 2022. This quarterly restatement has an impact on net income (loss), but not on operating cash flows for any period.

Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements

This amended Quarterly Report on Form 10-Q includes unaudited consolidated financial statements for the quarters ended July 2, 2022 and July 3, 2021, as well as relevant unaudited interim pro forma financial information for the quarterly periods ended July 2, 2022 and July 3, 2021. The Company will also file an amended Quarterly Report on From 10-Q for its third fiscal quarter ended October 1, 2022.

See Note 3 Restatements and Reclassifications; Note 7 Notes Receivable; Note 19 Loss Per Share; Note 22 Segment Information; and Note 25 Sale of GeoTraq in Part I. Financial Information Item 1. Condensed Consolidated Financial Statements for such restated information on the quarterly unaudited condensed consolidated financial statements for this second quarter of the Company’s 2022 fiscal year. Further, the gain associated with the GeoTraq disposition (Technology segment) has been restated and presented as discontinued operations for the periods ending July 2, 2022. As such, the results of the Technology segment have been reclassified and presented as discontinued operations for the periods ending July 3, 2021.

JANONE INC.

INDEX TO FORM 10-Q

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	4

	Unaudited (Restated) Condensed Consolidated Balance Sheets as of July 2, 2022 and January 1, 2022	4

	Unaudited (Restated) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the 13 weeks and 26 weeks ended July 2, 2022 and July 3, 2021	5

	Unaudited (Restated) Condensed Consolidated Statements of Cash Flows for the 26 weeks ended July 2, 2022 and July 3, 2021	6

	Unaudited (Restated) Condensed Consolidated Statements of Stockholders’ Equity for the 13 weeks and 26 weeks ended July 2, 2022 and July 3, 2021	7

	Notes (Restated) to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis (Restated) of Financial Condition and Results of Operations	33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	41

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	43

Item 1A.	Risk Factors	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Defaults Upon Senior Securities	43

Item 4.	Mine Safety Disclosures	43

Item 5	Other Information	44

Item 6.	Exhibits	45

SIGNATURES		46

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

JANONE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per-share amounts)

	July 2, 2022	January 1, 2022
	(As restated)
	(Unaudited)
Assets
Cash and cash equivalents	$1,181	$705
Trade and other receivables, net	4,273	4,220
Income taxes receivable	12	—
Inventories	494	1,104
Prepaid expenses and other current assets	869	1,423
Current assets from discontinued operations	—	105
Total current assets	6,829	7,557
Property and equipment, net	2,676	2,113
Right to use asset - operating leases	4,268	3,671
Intangible assets, net	345	268
Note receivable, net	9,464	—
Marketable securities	570	—
Deposits and other assets	1,554	1,556
Total assets	$25,706	$15,165
Liabilities and Stockholders' Equity (Deficit)
Liabilities:
Accounts payable	$5,839	$5,071
Accrued liabilities - other	4,963	5,232
Accrued liability - California Sales Taxes	6,140	6,022
Lease obligation short–term - operating leases	1,405	1,304
Short–term debt	—	288
Current portion of notes payable	315	261
Current portion of related party note payable	223	1,000
Current liabilities from discontinued operations	—	195
Total current liabilities	18,885	19,373
Lease obligation long term - operating leases	2,964	2,470
Long–term portion of notes payable	1,509	1,318
Long-term portion related party note payable	724	—
Other noncurrent liabilities	219	680
Total liabilities	24,301	23,841
Commitments and contingencies (Note 17)
Stockholders' equity (deficit):
Preferred stock, series A - par value $0.001 per share 2,000,000 authorized, 222,588 and 238,729 shares issued and outstanding at July 2, 2022 and January 1, 2022, respectively	—	—
Common stock, par value $0.001 per share, 10,000,000 shares authorized, 3,150,230 and 2,827,410 shares issued and outstanding at July 2, 2022 and January 1, 2022, respectively	2	2
Additional paid-in capital	45,747	45,743
Accumulated deficit	(43,727)	(53,804)
Accumulated other comprehensive loss	(617)	(617)
Total stockholders' equity (deficit)	1,405	(8,676)
Total liabilities and stockholders' equity (deficit)	$25,706	$15,165

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JANONE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(Dollars in thousands, except per-share)

	For the Thirteen Weeks Ended		For the Twenty Six Weeks Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
	(As restated)		(As restated)
Revenues	$10,538	$8,606	$19,862	$17,278
Cost of revenues	8,889	6,863	16,360	14,114
Gross profit	1,649	1,743	3,502	3,164
Operating expenses:
Selling, general and administrative expenses	2,906	3,650	5,847	6,241
Operating income (loss)	(1,257)	(1,907)	(2,345)	(3,077)
Other income (expense):
Interest expense, net	(61)	(125)	(253)	(198)
Gain on Payroll Protection Program loan forgiveness	—	—	—	1,872
Gain (loss) on litigation settlement, net	—	(1,950)	1,835	(1,950)
Gain on settlement of vendor advance payments	—	131	—	941
Gain on reversal of contingency loss	—	—	637	—
Unrealized loss on marketable securities	(376)	—	(376)	—
Other income, net	333	22	359	22
Total other income (expense), net	(104)	(1,922)	2,202	687
Income (loss) from operations before provision for income taxes	(1,361)	(3,829)	(143)	(2,390)
Provision (benefit) for income taxes	4	205	7	203
Net income (loss) from continuing operations	(1,365)	(4,034)	(150)	(2,593)
Net income from discontinued operations, net of tax	10,239	(945)	10,235	(1,884)
Net income (loss)	$8,874	$(4,979)	$10,085	$(4,477)
Net income (loss) per share:
Basic and diluted loss per share from continuing operations	$(0.43)	$(1.68)	$(0.05)	$(1.12)
Basic income (loss) per share from discontinued operations	$3.25	$(0.39)	$3.25	$(0.81)
Diluted income (loss) per share from discontinued operations	$2.93	$(0.39)	$2.93	$(0.81)
Basic income (loss) per share	$2.82	$(2.07)	$3.20	$(1.94)
Diluted income (loss) per share	$2.54	$(2.07)	$2.88	$(1.94)
Weighted average common shares outstanding:
Basic	3,150,230	2,405,410	3,150,230	2,312,024
Diluted	3,496,250	2,405,410	3,496,250	2,312,024
Net income (loss)	$8,874	$(4,979)	$10,085	$(4,477)
Other comprehensive income (loss), net of tax:
Effect of foreign currency translation adjustments	—	—	—	(42)
Total other comprehensive income (loss), net of tax	—	—	—	(42)
Comprehensive income (loss)	$8,874	$(4,979)	$10,085	$(4,519)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JANONE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Twenty Six Weeks Ended
	July 2, 2022	July 3, 2021
	(As restated)
OPERATING ACTIVITIES:
Net income (loss)	$10,085	$(4,477)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	270	2,090
Amortization of debt issuance costs	7	—
Stock based compensation expense	4	180
Accretion of note receivable discount	(64)	—
Gain on legal settlement	(115)	—
Gain on Payroll Protection Program loan forgiveness	—	(1,872)
Gain on settlement of vendor advance payments	—	(941)
Gain on reversal of contingent liability	(637)	—
Gain on sale of GeoTraq	(10,241)	—
Unrealized loss on marketable securities	376	—
Changes in assets and liabilities:
Accounts receivable	(53)	(204)
Income taxes receivable	(12)	173
Prepaid expenses and other current assets	554	110
Inventories	610	303
Right of use assets	(597)	(681)
Lease liability	595	650
Accounts payable and accrued expenses	713	2,485
Deposits and other Assets	(6)	(123)
Net cash provided by (used in) operating activities	1,489	(2,307)
INVESTING ACTIVITIES:
Purchases of property and equipment	(721)	(1,458)
Purchases of intangibles	(189)	(65)
Net cash used in investing activities	(910)	(1,523)
FINANCING ACTIVITIES:
Proceeds from equity financing, net	—	5,544
Proceeds from stock option exercise	—	27
Proceeds from notes payable	366	1,835
Payments on related party notes payable	(53)	—
Payments on notes payable	(128)	(59)
Payments on short-term notes payable	(288)	(144)
Net cash provided by (used in) financing activities	(103)	7,203
Effect of changes in exchange rate on cash and cash equivalents	—	(42)
INCREASE IN CASH AND CASH EQUIVALENTS	476	3,331
CASH AND CASH EQUIVALENTS, beginning of period	705	379
CASH AND CASH EQUIVALENTS, end of period	$1,181	$3,710
Supplemental cash flow disclosures:
Interest paid	$120	$84
Income taxes paid	54	28
Right to use asset - operating leases capitalized	1,451	1,244

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JANONE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(Dollars in thousands)

	Series A Preferred		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Equity (Deficit)
								(As restated)
Balance, January 1, 2022	238,729	$—	2,827,410	$2	$45,743	$(53,804)	$(617)	$(8,676)
Share based compensation	—	—	—	—	4	—	—	4
Other comprehensive loss	—	—	—	—	—	(8)	(41)	(49)
Net income	—	—	—	—	—	1,211	—	1,211
Balance, April 2, 2022	238,729	—	2,827,410	2	45,747	(52,601)	(658)	(7,510)
Series A-1 preferred converted	(16,141)	—	322,820	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	41	41
Net income, as restated	—	—	—	—	—	8,874	—	8,874
Balance, July 2, 2022	222,588	$—	3,150,230	$2	$45,747	$(43,727)	$(617)	$1,405

	Series A Preferred		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Equity
Balance, January 1, 2021	259,729	$—	1,829,982	$2	$39,869	$(36,917)	$(588)	$2,366
Shares issued	—	—	571,428	—	5,544	—	—	5,544
Share based compensation	—	—	—	—	109	—	—	109
Stock option exercise	—	—	2,000	—	11	—	—	11
Other comprehensive loss	—	—	—	—	—	—	(42)	(42)
Net income	—	—	—	—	—	502	—	502
Balance, April 3, 2021	259,729	—	2,403,410	2	45,533	(36,415)	(630)	8,490
Share based compensation	—	—	—	—	71	—	—	71
Stock option exercise	—	—	4,000	—	16	—	—	16
Net loss	—	—	—	—	—	(4,979)	—	(4,979)
Balance, July 3, 2021	259,729	$—	2,407,410	$2	$45,620	$(41,394)	$(630)	$3,598

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Note 1: Background

The accompanying consolidated financial statements include the accounts of JanOne Inc., a Nevada corporation, and its subsidiaries (collectively the “Company” or “JanOne”).

The Company has three operating segments – Biotechnology, Recycling, and Technology. In connection with the sale of GeoTraq (see Note 25), the accounts for the Technology segment have been presented as discontinued operations in the accompanying consolidated financial statements.

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

GeoTraq Inc. (“GeoTraq”) was the Company’s Technology segment. The Company suspended all operations for GeoTraq during the year ended January 1, 2022. On May 24, 2022, the Company sold substantially all of the GeoTraq assets (see Note 25).

The Company reports on a 52- or 53-week fiscal year. The Company’s 2021 fiscal year (“2021”) ended on January 1, 2022, and the current fiscal year (“2022”) will end on December 31, 2022.

Going concern (Restated)

The Company currently faces a challenging competitive environment and is focused on improving its overall profitability, which includes managing expenses. The Company reported net income of approximately $8.9 million and a net loss of approximately $5.0 million for the 13 weeks ended July 2, 2022 and July 3, 2021, respectively, and net income of approximately $10.1 million and a net loss of approximately $4.5 million for the 26 weeks ended July 2, 2022 and July 3, 2021, respectively. In addition, as of July 2, 2022, the Company has total current assets of approximately $6.8 million and total current liabilities of approximately $18.9 million resulting in a net negative working capital of approximately $12.1 million.

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

As of January 1, 2022, the Company had recorded a full impairment of the GeoTraq intangible asset. On May 24, 2022, the Company sold substantially all of the GeoTraq assets, as discussed in Note 25 below.

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

Note 3: Restatements and Reclassifications

On April 17, 2023, the Company’s management and the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) reached a determination that the Company’s previously issued unaudited consolidated financial statements and related disclosures for each of the quarterly periods ended July 2, 2022 and October 1, 2022, should no longer be relied upon because of a material misstatement contained in those two quarterly unaudited condensed consolidated financial statements. In connection with the Company’s preparation of its unaudited condensed consolidated financial statements and related disclosures for each of the two referenced periods, the Company’s management and Audit Committee relied upon the report issued by a third-party valuation firm to determine the carrying value of the promissory note the Company had received from SPYR Technologies, Inc. (the “SPYR Note”), in connection with the Company’s sale of the assets of its GeoTraq, Inc. subsidiary to SPYR Technologies, Inc. in the second quarter of the Company’s 2022 fiscal year. At December 31, 2022, the Company reviewed the original valuation of the Promissory Note to determine if the original 10.5% used to discount the Note was appropriate. In connection with this review, the Company determined that the discount rate should be revised to 14.5%.

The Company’s management and the Audit Committee discussed the matters with Frazier & Deeter, LLC, the Company’s independent registered public accounting firm for the 2022 fiscal year, and with WSRP, LLC, the Company’s independent registered public accounting firm during the second and third quarters in the 2022 fiscal year and prior fiscal periods since 2019, and determined to restate the Company’s unaudited condensed consolidated financial statements for the second and third fiscal quarters ended July 2, 2022, and October 1, 2022. Further, the gain associated with the GeoTraq disposition (Technology segment) has been restated and presented as discontinued operations for the periods ending July 2, 2022. As such, the results of the Technology segment have been reclassified and presented as discontinued operations for the periods ending July 3, 2021. The Company will also file an amended Quarterly Report on Form 10-Q for its third fiscal quarter ended October 1, 2022.

	July 2, 2022
	(Unaudited)		(Unaudited)
	Previously Reported	Effect of Restatement	(As restated)
Consolidated balance sheets as of July 2, 2022
Note receivable, net	11,277	(1,813)	9,464
Total assets	$27,519	$(1,813)	$25,706
Total liabilities	24,301	—	24,301
Accumulated deficit	(41,914)	(1,813)	(43,727)
Total stockholders' equity (deficit)	3,218	(1,813)	1,405
Total liabilities and stockholders' equity (deficit)	$27,519	$(1,813)	$25,706

	For the Thirteen Weeks Ended			For the Twenty Six Weeks Ended
	July 2, 2022			July 2, 2022
	Previously Reported	Effect of Restatement	(As restated)	Previously Reported	Effect of Restatement	(As restated)
Selling, general and administrative expenses	2,908	(2)	2,906	5,853	(6)	5,847
Gain on sale of GeoTraq	(12,091)	12,091	—	(12,091)	12,091	—
Operating income (loss)	10,832	(12,089)	(1,257)	9,740	(12,085)	(2,345)
Interest expense, net	(98)	37	(61)	(290)	37	(253)
Total other income (expense), net	(141)	37	(104)	2,165	37	2,202
Income (loss) from operations before provision for income taxes	10,691	(12,052)	(1,361)	11,905	(12,048)	(143)
Net income (loss) from continuing operations	10,687	(12,052)	(1,365)	11,898	(12,048)	(150)
Net income from discontinued operations, net of tax	—	$10,239	$10,239	—	10,235	10,235
Net income (loss)	$10,687	$(1,813)	$8,874	$11,898	$(1,813)	$10,085
Net income (loss) per share:
Basic and diluted income (loss) per share from continuing operations	$3.39	$(3.83)	$(0.43)	$3.78	$(3.82)	$(0.05)
Basic income per share from discontinued operations	$—	$3.25	$3.25	$—	$3.25	$3.25
Diluted income per share from discontinued operations	$—	$2.93	$2.93	$—	$2.93	$2.93
Basic income (loss) per share	$3.39	$(0.58)	$2.82	$3.78	$(0.58)	$3.20
Diluted income (loss) per share	$3.06	$(0.52)	$2.54	$3.40	$(0.52)	$2.88

	For the Twenty Six Weeks Ended
	July 2, 2022
	Previously Reported	Effect of Restatement	(As restated)
OPERATING ACTIVITIES:
Net income (loss)	$11,898	$(1,813)	$10,085
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accretion of note receivable discount	(27)	(37)	(64)
Gain on sale of GeoTraq	(12,091)	1,850	(10,241)
Net cash provided by (used in) operating activities	1,489	—	1,489

Note 4: Trade and other receivables

The Company’s trade and other receivables as of July 2, 2022 and January 1, 2022, respectively, were as follows (in $000’s):

	July 2, 2022	January 1, 2022
Trade receivables, net	$5,443	$6,105
Factored accounts receivable	(1,718)	(2,194)
Prestige Capital reserve receivable	297	172
Other receivables	251	137
Trade and other receivables, net	$4,273	$4,220

Trade accounts receivable	$3,739	$4,449
Un–billed trade receivables	1,704	1,656
Total trade receivables, net	$5,443	$6,105

Note 5: Inventory

Appliances held for sale are stated at the lower of cost, determined on a specific identification basis, or net realizable value. Inventory raw material – chips, are stated at the lower of average cost or net realizable value. Total inventory consists of the following as of July 2, 2022 and January 1, 2022 (in $000’s):

	July 2, 2022	January 1, 2022
Appliances held for resale	$494	$1,104
Discontinued operations	—	105
Total inventory	$494	$1,209

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

Note 7: Notes Receivable

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

GeoTraq (Restated)

On May 24, 2022, the Company entered into an Asset Purchase Agreement with SPYR Technologies Inc. (“SPYR”), pursuant to which the Company sold to SPYR substantially all of the assets and none of the specified liabilities of GeoTraq, as discussed in Note 25 below. In connection with the Purchase Agreement, SPYR delivered to the Company a five-year Promissory Note in the initial principal amount of $12.6 million. The Promissory Note bears simple interest at the rate of 8% per annum, provides quarterly interest payments due on the first day of each calendar quarter, and may be prepaid at any time without penalty. Interest payments may be remitted in either restricted shares of common stock of SPYR, or in cash. The Promissory Note matures on May 24, 2027.

In connection with the asset sale, the Company engaged a third-party valuation firm to assess the fair value of the consideration received. Based on the valuation, the Promissory Note (“Note”) was valued at approximately $11.3 million. The amount of the discount, or approximately $1.3 million, has been recorded as an offset to the principal amount of the Note, and will be accreted ratably to interest income over the term of the Note. At December 31, 2022, the Company reviewed the original valuation of the Promissory Note to determine if the original 10.5% used to discount the Note was appropriate. In connection with this review, the Company determined that the discount rate should be revised to 14.5%. Consequently, the Company took a $1.85 million charge against income in its restatement of the 13 and 26 weeks ended July 2, 2022, as discussed previously. During the 13 weeks ended July 2, 2022, approximately $65,000 of the discount was recorded as interest income. As of July 2, 2022, the net principal balance on the Note was approximately $9.5 million.

Note 8: Property and Equipment

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

Note 9: Intangible Assets

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

Note 10: Marketable Securities

Marketable securities as of July 2, 2022 and January 1, 2022 consist of the following (in $000’s):

	Shares	Amount
Beginning balance, January 1, 2022	—	$—
Securities received	30,000,000	946
Mark-to-market	—	(376)
Ending balance, July 2, 2022	30,000,000	$570

Marketable securities reflect shares of SPYR stock received by the Company in connection with the sale of GeoTraq (see Note 25). Shares held are marked to fair market value as of each balance sheet date, with the resulting change recorded as an unrealized gain or loss. Unrealized loss recorded for the 13 weeks and 26 weeks ended July 2, 2022 was approximately $376,000.

Note 11: Deposits and other assets

Deposits and other assets as of July 2, 2022 and January 1, 2022 consist of the following (in $000’s):

	July 2, 2022	January 1, 2022
Deposits	$1,524	$1,513
Other	30	43
Total deposits and other assets	$1,554	$1,556

Deposits are for a refundable “deposit in lieu of bond”, in the amount of $1.3 million, relating the Skybridge matter (see Note 17) and for refundable security deposits with landlords from which the Company leases property.

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

Note 13: Accrued Liabilities

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

During the 26 weeks ended July 2, 2022, the Company reversed approximately $637,000 in contingent liabilities relating to guarantees of ApplianceSmart leases that no longer exist as a result of ApplianceSmart’s emergence from bankruptcy (see Note 7). No such transactions occurred during the 26 weeks ended July 3, 2021.

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

Note 15: Income Taxes

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

The Company continues to assert that the SEC’s pursuit of this matter will not result in any benefit to investors and instead will only serve as a distraction from core business. On October 1, 2021, the Company, filed a motion with the court to dismiss the complaint. The SEC filed its response opposing the motions on November 1, 2021.On September 7, 2022, the motions to dismiss were denied by the court. Pursuant to the automatic stay of proceedings under the Private Securities Litigation Reform Act, all discovery was stayed pending the motions to dismiss and continues to be stayed pending the June 23, 2023 mediation to which all of the parties have agreed.

The Defendants strongly dispute and deny the allegations and are vigorously defending themselves against the claims.

Skybridge

On December 29, 2016, the Company served a Minnesota state court complaint for breach of contract on Skybridge Americas, Inc. (“SA”), the Company’s primary call center vendor throughout 2015 and most of 2016. The Company seeks damages in the millions of dollars as a result of alleged overcharging by SA and lost client contracts. On January 25, 2017, SA served a counterclaim for unpaid invoices in the amount of approximately $460,000 plus interest and attorneys’ fees. On March 29, 2017, the Hennepin County district court (the “District Court”) dismissed the Company’s breach of contract claim based on SA’s overuse of its Canadian call center but permitted the Company’s remaining claims to proceed. Following motion practice, on January 8, 2018 the District Court entered judgment in SA’s favor, which was amended as of February 28, 2018, for a total amount of approximately $614,000 including interest and attorneys’ fees. On March 4, 2019, the Minnesota Court of Appeals (the “Court of Appeals”) ruled and (i) reversed the District Court’s judgment in favor of Skybridge on the call center location claim and remanded the issue back to the District Court for further proceedings, (ii) reversed the District Court’s judgment in favor of Skybridge on the net payment issue and remanded the issue to the District Court for further proceedings, and (iii) affirmed the District Court’s judgment in Skybridge’s favor against the Company’s claim that Skybridge breached the contract when it failed to meet the service level agreements. As a result of the decision by the Court of Appeals, the District Court’s award of interest and attorneys’ fees, etc. was reversed. The Company and SA held a mediation session in July 2020. Trial was held in August 2020 and on February 1, 2021, the District Court assessed damages against the Company in the amount of approximately $715,000 plus interest, fees, and costs and attorneys’ fees of $475,000. In subsequent proceedings, the Appeals Court affirmed the District Court judgment. Of the total amount awarded to SA, less the funds that the Company had previously deposited with the District Court, SA remains entitled to approximately $382,000 of statutory interest, which obligation has been assumed by the Buyer in connection with the ARCA and Subsidiaries Disposition transaction (see Note 26).

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

The parties to the Settlement Agreement released and forever discharged one another from any and all known and unknown claims that were asserted or could have been asserted arising out of the GeoTraq Litigation Matters. The accrued liability for payments due to Mr. Sullivan is $850,000 and $1.2 million as of July 2, 2022 and January 1, 2022, respectively.

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

Other Commitments

As previously disclosed and as discussed, on December 30, 2017, the Company disposed of its retail appliance segment and sold ApplianceSmart to the Purchaser (see Note 25). In connection with that sale, as of December 28, 2019, the Company accrued an aggregate amount of future real property lease payments of approximately $767,000 which represented amounts guaranteed or which may have been owed under certain lease agreements to three third party landlords in which the Company either remained the counterparty, was a guarantor, or had agreed to remain contractually liable under the lease (“ApplianceSmart Leases”). A final decree was issued by the court on February 28, 2022, upon the full satisfaction of the Plan, at which time ApplianceSmart emerged from Chapter 11. During the year ended December 31, 2022, the Company reversed approximately $637,000 of the accrual, as the Company is no longer liable for two of these guarantees upon ApplianceSmart's emergence from bankruptcy (see Note 23). As of July 2, 2022, a balance of approximately $130,000 remains as an accrued liability due to an ongoing dispute concerning one of the leases.

The Company is party from time to time to other ordinary course disputes that we do not believe to be material to our financial condition as of July 2, 2022.

Note 18: Stockholders’ Equity

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

Note 19: Loss Per Share (Restated)

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the applicable period. Basic weighted average common shares outstanding do not include shares of restricted stock that have not yet vested, although such shares are included as outstanding shares in the Company’s Consolidated Balance Sheet. Diluted net loss per share is computed using the weighted average number of common shares outstanding and if dilutive, potential common shares outstanding during the period. Potential common shares consist of the additional common shares issuable in respect of restricted share awards, stock options and convertible preferred stock. As discussed in Note 18 above, 16,141 shares of Series A-1 Preferred Stock were converted into 322,820 shares of the Company's common stock. For purposes of determining the weighted average common shares outstanding for the 13 weeks and 26 weeks ended July 2, 2022, respectively, these shares are considered to be outstanding for the entire period.

The following table presents the computation of basic and diluted net loss per share (in $000’s, except share and per–share data):

	For the Thirteen Weeks Ended		For the Twenty Six Weeks Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
	(as restated)		(as restated)
Continuing Operations
Net loss	$(1,365)	$(4,034)	$(150)	$(2,593)
Basic and diluted
Basic and diluted loss per share	$(0.43)	$(1.68)	$(0.05)	$(1.12)
Weighted average common shares outstanding	3,150,230	2,405,410	3,150,230	2,312,024
Discontinued Operations
Net income (loss)	10,239	(945)	10,235	(1,884)
Basic
Basic income (loss) per share	$3.25	$(0.39)	$3.25	$(0.81)
Weighted average common shares outstanding	3,150,230	2,405,410	3,150,230	2,312,024
Diluted
Diluted income (loss) per share	$2.93	$(0.39)	$2.93	$(0.81)
Weighted average common shares outstanding	3,496,250	2,405,410	3,496,250	2,312,024
Total
Net income (loss)	8,874	(4,979)	10,085	(4,477)
Basic
Basic income (loss) per share	$2.82	$(2.07)	$3.20	$(1.94)
Weighted average common shares outstanding	3,150,230	2,405,410	3,150,230	2,312,024
Diluted
Diluted income (loss) per share	$2.54	$(2.07)	$2.88	$(1.94)
Weighted average common shares outstanding	3,496,250	2,405,410	3,496,250	2,312,024

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

Note 20: Major Customers and Suppliers

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

Note 21: Defined Contribution Plan

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

Note 22: Segment Information (Restated)

The Company operates within targeted markets through three reportable segments for continuing operations: biotechnology, recycling, and technology. The biotechnology segment commenced operations in September 2019 and is focused on development of new and innovative solutions for ending the opioid epidemic ranging from digital technologies to educational advocacy. The recycling segment includes all fees charged and costs incurred for collecting, recycling and installing appliances for utilities and other customers. The recycling segment also includes byproduct revenue, which is primarily generated through the recycling of appliances. The technology segment designed wireless modules to connect devices to the Mobile Internet of Things (“IoT”) which contain location-based service (“LBS”) capabilities and can interface to external sensors to allow them to communicate both sensor status and position information. Further, the gain associated with the GeoTraq disposition (Technology segment) has been restated and presented as discontinued operations for the periods ending July 2, 2022. As such, the results of the Technology segment have been reclassified and presented as discontinued operations for the periods ending July 3, 2021. The nature of products, services and customers for each segment varies significantly. As such, the segments are managed separately. Our Chief Executive Officer has been identified as the Chief Operating Decision Maker (“CODM”). The CODM evaluates performance and allocates resources based on sales and income from operations of each segment. Operating loss represents revenues less cost of revenues and operating expenses, including certain allocated selling, general and administrative costs. There are no intersegment sales or transfers.

The following tables present our segment information for the 26 weeks ended July 2, 2022 and July 3, 2021 (in $000's):

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
	(as restated)		(as restated)
Revenues
Biotechnology	$—	$—	$—	$—
Recycling	10,538	8,606	19,862	17,278
Discontinued operations	—	—	—	—
Total Revenues	$10,538	$8,606	$19,862	$17,278
Gross profit
Biotechnology	$—	$—	$—	$—
Recycling	1,649	1,743	3,502	3,164
Discontinued operations	—	—	—	—
Total Gross profit	$1,649	$1,743	$3,502	$3,164
Operating Income (loss)
Biotechnology	$(110)	$(808)	$(352)	$(1,050)
Recycling	(1,147)	(1,099)	(1,993)	(2,027)
Operating loss from continuing operations	(1,257)	(1,907)	(2,345)	(3,077)
Discontinued operations	10,239	(945)	10,235	(1,884)
Total Operating income (loss)	$8,982	$(2,852)	$7,890	$(4,961)
Depreciation and amortization
Biotechnology	$—	$—	$—	$—
Recycling	137	110	268	218
Depreciation and amortization from continuing operations	137	110	268	218
Discontinued operations	—	935	2	1,872
Total Depreciation and amortization	$137	$1,045	$270	$2,090
Interest expense, net
Biotechnology	$—	$—	$—	$—
Recycling	61	125	253	198
Discontinued operations	—	—	—	—
Total Interest expense, net	$61	$125	$253	$198
Net income (loss) before benefit from income taxes
Biotechnology	$(110)	$(808)	$(352)	$(1,050)
Recycling	(1,363)	(2,992)	127	(1,353)
Net loss before benefit from income taxes	(1,473)	(3,800)	(225)	(2,403)
Discontinued operations	10,351	(974)	10,317	(1,871)
Total Net income (loss) before benefit from income taxes	$8,878	$(4,774)	$10,092	$(4,274)

	As of July 2, 2022	As of January 1, 2022
Assets
Biotechnology	$—	$—
Recycling	25,706	15,058
Discontinued operations	—	107
Total Assets	$25,706	$15,165

Intangible assets
Biotechnology	$—	$—
Recycling	345	268
Discontinued operations	—	—
Total Intangible assets	$345	$268

Note 23: Related Parties

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

ApplianceSmart Note

As stated in Note 7, on December 30, 2017, the Company sold its retail appliance segment, ApplianceSmart, Inc. (“ApplianceSmart”) to ApplianceSmart Holdings LLC (the “Purchaser”), a wholly owned subsidiary of Live Ventures Incorporated, pursuant to a Stock Purchase Agreement (the “Agreement”). Pursuant to the Agreement, the Purchaser purchased from the Company all of the issued and outstanding shares of capital stock of ApplianceSmart in exchange for $6.5 million. On April 25, 2018, the Purchaser delivered to the Company a promissory note (the “ApplianceSmart Note”) in the original principal amount of approximately $3.9 million.

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

For discussion related to potential obligations and or guarantees under ApplianceSmart Leases, see Note 17.

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

Note 24. Sale of ARCA and Connexx

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

Note 25. Sale of GeoTraq (Restated)

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

On April 17, 2023, the Company’s management and the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) reached a determination that the Company’s previously issued unaudited consolidated financial statements and related disclosures for each of the quarterly periods ended July 2, 2022 and October 1, 2022, should no longer be relied upon because of a material misstatement contained in those two quarterly unaudited condensed consolidated financial statements. In connection with the Company’s preparation of its unaudited condensed consolidated financial statements and related disclosures for each of the two referenced periods, the Company’s management and Audit Committee relied upon the report issued by a third-party valuation firm to determine the carrying value of the promissory note the Company had received from SPYR Technologies, Inc. (the “SPYR Note”), in connection with the Company’s sale of the assets of its GeoTraq, Inc. subsidiary to SPYR Technologies, Inc. in the second quarter of the Company’s 2022 fiscal year. At December 31, 2022, the Company reviewed the original valuation of the Promissory Note to determine if the original 10.5% used to discount the Note was appropriate. In connection with this review, the Company determined that the discount rate should be revised to 14.5%. Further, the gain associated with the GeoTraq disposition (Technology segment) has been restated and presented as discontinued operations for the periods ending July 2, 2022. As such, the results of the Technology segment have been reclassified and presented as discontinued operations for the periods ending July 3, 2021.

The following table illustrates the calculation of the gain on sale of GeoTraq, as shown on the income statement (in $000's):

Purchase price	$13,500
Discount on note receivable	(3,200)
Premium on shares received	46
Derecognition of GeoTraq inventory	(105)
Gain on sale	$10,241

Note 26. Subsequent event

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q/A and determined that there have been no events that have occurred that would require adjustments to disclosures in its condensed consolidated financial statements other than as described below:

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

Soin Merger

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

In connection with the merger, the Company employed an independent third-party firm to assess the fair value of the 100,000 shares of Series S Stock issued. The assessment determined that the fair market value of the Series S Stock was approximately $14.5 million, which was allocated to the intellectual property acquired.

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

Overview

We are focused on finding treatments for conditions that cause severe pain and bringing to market drugs with non-addictive pain-relieving properties. In addition, through our subsidiaries ARCA Recycling, Connexx, and ARCA Canada, we are engaged in the business of recycling major household appliances in North America by providing turnkey appliance recycling and replacement services for utilities and other sponsors of energy efficiency programs. Also, through our GeoTraq Inc. subsidiary, we have been engaged in the development, design of wireless transceiver modules with technology that provides LBS directly from global Mobile IoT networks. However, Our GeoTraq subsidiary has not generated any revenue to date, including in the fiscal year ended January 1, 2022. Consequently, during the year ended January 1, 2022, the Company took a full write-down of the unamortized portion of the GeoTraq intangible asset of approximately $9.8 million. Further, the gain associated with the GeoTraq disposition (Technology segment) has been restated and presented as discontinued operations for the periods ending July 2, 2022. As such, the results of the Technology segment have been reclassified and presented as discontinued operations for the periods ending July 3, 2021.

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
•
Technology: We have suspended all operations for GeoTraq, and, on May 24, 2022, sold substantially all of the GeoTraq assets. Further, the gain associated with the GeoTraq disposition (Technology segment) has been restated and presented as discontinued operations for the periods ending July 2, 2022. As such, the results of the Technology segment have been reclassified and presented as discontinued operations for the periods ending July 3, 2021.

For the 13 weeks ended July 2, 2022 and July 3, 2021

Results of Operations (Restated)

The following table sets forth certain statement of operations items from continuing and discontinued operations and as a percentage of revenue, as restated, for the periods indicated (in $000's):

	13 Weeks Ended		13 Weeks Ended
	July 2, 2022		July 3, 2021
	(As restated)
Statement of Operations Data:
Revenue	$10,538	100.0%	$8,606	100.0%
Cost of revenues	8,889	84.4%	6,863	79.7%
Gross profit	1,649	15.6%	1,743	20.3%
Selling, general and administrative expense	2,906	27.6%	3,650	42.4%
Operating income (loss)	(1,257)	-11.9%	(1,907)	-22.2%
Interest expense, net	(61)	-0.6%	(125)	-1.5%
Gain on settlement of vendor advance payments	—	0.0%	131	1.5%
Loss on litigation settlement	—	0.0%	(1,950)	-22.7%
Unrealized loss on marketable securities	(376)	-3.6%	—	0.0%
Other income	333	3.2%	22	0.3%
Net loss from continuing operations before provision for income taxes	(1,361)	-12.9%	(3,829)	-44.5%
Provision for income taxes	4	0.0%	205	2.4%
Net loss from continuing operations	(1,365)	-13.0%	(4,034)	-46.9%
Income (loss) from discontinued operations, net of tax	10,239	97.2%	(945)	-11.0%
Net income (loss)	$8,874	84.2%	$(4,979)	-57.9%

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

Selling, General and Administrative Expense (Restated)

Selling, general and administrative expenses decreased by approximately $742,000, or 20.3%, for the 13 weeks ended July 2, 2022, as compared to the 13 weeks ended July 3, 2021, primarily due to decreases in stock-based compensation and professional fees, offset by increases in labor costs.

Interest Expense, net (Restated)

Interest expense, net decreased by approximately $63,000 for the 13 weeks ended July 2, 2022, as compared to the 13 weeks ended July 3, 2021 primarily due to interest income recorded in connection with the sale of GeoTraq.

Gain on Sale of GeoTraq (Restated)

During the 13 weeks ended July 2, 2022, we recorded a gain on the sale of GeoTraq of approximately $10.2 million. See Note 25 of unaudited Condensed Consolidated Financial Statements. Further, the gain associated with the GeoTraq disposition (Technology segment) has been restated and presented as discontinued operations for the periods ending July 2, 2022. As such, the results of the Technology segment have been reclassified and presented as discontinued operations for the periods ending July 3, 2021.

Unrealized Loss on Marketable Securities

For the 13 weeks ended July 2, 2022, an unrealized loss on marketable securities of approximately $376,000 was recorded to mark to fair value securities received in connection to the sale of GeoTraq. See Note 25 of unaudited Consolidated Financial Statements. There were no similar transactions for the 13 weeks ended July 3, 2021.

Gain on Settlement of Vendor Advance Payments

For the 13 weeks ended July 3, 2021, a portion of the vendor advance payments were settled, which resulted in a gain of approximately $131,000. There were no similar transactions for the 13 weeks ended July 2, 2022.

Segment Performance

We report our business in the following segments: Biotechnology, Recycling, and discontinued operations. We identified these segments based on a combination of business type, customers serviced and how we divide management responsibility. Our revenues and profits are driven through our recycling centers, e-commerce, individual sales reps and our internet services for our recycling and technology segment. We expect revenues and profits for our biotechnology segment to be driven by the development of pharmaceuticals that treat the root cause of pain but are non-opioid painkillers. We include corporate expenses within the Recycling segment.

Operating loss by operating segment, is defined as loss before net interest expense, other income and expense, provision for income taxes ($000’s):

	13 Weeks Ended July 2, 2022 (As restated)					13 Weeks Ended July 3, 2021
	Biotechnology	Recycling	Continuing Operations	Discontinued Operations	Total	Biotechnology	Recycling	Continuing Operations	Discontinued Operations	Total
Revenue	$—	$10,538	$10,538	$—	$10,538	$—	$8,606	$8,606	$—	$8,606
Cost of revenue	—	8,889	$8,889	—	8,889	—	6,863	6,863	—	6,863
Gross profit	—	1,649	1,649	—	1,649	—	1,743	1,743	—	1,743
Selling, general and administrative expense	110	2,796	2,906	(10,239)	(7,333)	808	2,842	3,650	945	4,595
Operating income (loss)	$(110)	$(1,147)	$(1,257)	$10,239	$8,982	$(808)	$(1,099)	$(1,907)	$(945)	$(2,852)

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

Discontinued Operations (Restated)

The discontinued operations consists of GeoTraq. Results for the 13 weeks ended July 2, 2022 includes income of approximately $10.2 million, as compared to a loss of $945,000 for the 13 weeks ended July 3, 2021. The increase is due to income from the sale of GeoTraq. See Note 25 of the unaudited Consolidated Financial Statements. Further, the gain associated with the GeoTraq disposition (Technology segment) has been restated and presented as discontinued operations for the periods ending July 2, 2022. As such, the results of the Technology segment have been reclassified and presented as discontinued operations for the periods ending July 3, 2021.

For the 26 weeks ended July 2, 2022 and July 3, 2021

Results of Operations

The following table sets forth certain statement of continuing and discontinued operations items and as a percentage of revenue, for the periods indicated (in $000's):

	26 Weeks Ended		26 Weeks Ended
	July 2, 2022		July 3, 2021
	(As restated)
Statement of Operations Data:
Revenue	$19,862	100.0%	$17,278	100.0%
Cost of revenue	16,360	82.4%	14,114	81.7%
Gross profit	3,502	17.6%	3,164	18.3%
Selling, general and administrative expense	5,847	29.4%	6,241	36.1%
Operating income (loss)	(2,345)	-11.8%	(3,077)	-17.8%
Interest expense, net	(253)	-1.3%	(198)	-1.1%
Gain on Payroll Protection Program loan forgiveness	—	0.0%	1,872	10.8%
Gain on settlement of vendor advance payments	—	0.0%	941	5.4%
Gain (loss) on litigation settlement, net	1,835	9.2%	(1,950)	-11.3%
Gain on reversal of contingency loss	637	3.2%	-	0.0%
Unrealized loss on marketable securities	(376)	-1.9%	-	0.0%
Other income, net	359	1.8%	22	0.1%
Net loss before provision for income taxes	(143)	-0.7%	(2,390)	-13.8%
Provision for income taxes	7	0.0%	203	1.2%
Net loss from continuing operations	(150)	-0.8%	(2,593)	-15.0%
Income (loss) from discontinued operations, net of tax	10,235	51.5%	(1,884)	-10.9%
Net income (loss)	$10,085	50.8%	$(4,477)	-25.9%

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

Selling, General and Administrative Expense (Restated)

Selling, general and administrative expense from continuing operations decreased by approximately $726,000, or 23.6%, for the 26 weeks ended July 2, 2022, as compared to the 26 weeks ended July 3, 2021, primarily due to decreases in stock-based compensation and other corporate expenses and professional fees, offset by increases in labor costs.

Interest Expense, net (Restated)

Interest expense, net increased by approximately $54,000 for the 26 weeks ended July 2, 2022, as compared to the 26 weeks ended July 3, 2021 primarily due to interest on notes payable, partially offset by interest income recorded in connection with the sale of GeoTraq.

Gain on Sale of GeoTraq (Restated)

During the 26 weeks ended July 2, 2022, we recorded a gain on the sale of GeoTraq of approximately $10.2 million. See Note 25 of unaudited Condensed Consolidated Financial Statements. Further, the gain associated with the GeoTraq disposition (Technology segment) has been restated and presented as discontinued operations for the periods ending July 2, 2022. As such, the results of the Technology segment have been reclassified and presented as discontinued operations for the periods ending July 3, 2021.

Unrealized Loss on Marketable Securities

For the 26 weeks ended July 2, 2022, an unrealized loss on marketable securities of approximately $376,000 was recorded to mark to fair value securities received in connection to the sale of GeoTraq. See Note 25 of unaudited Consolidated Financial Statements. There were no similar transactions for the 26 weeks ended July 3, 2021.

Gain on Litigation Settlement, net

Gain on litigation settlement includes the receipt of a $1.95 million payment from Sompo International Companies (“Sompo”) in exchange for a full release in favor of Sampo from liability for both the GeoTraq and SEC-related matters, partially offset by an accrual of approximately $115,000 to finalize the Blackhawk settlement.

Gain on Reversal of Contingency Loss

Gain on reversal of continency loss reverses approximately $637,000 in contingent liabilities relating to guarantees of ApplianceSmart leases that no longer exist as a result of ApplianceSmart's emergence from bankruptcy (see Notes 7 and 17 to the unaudited financial statements).

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

Operating loss by operating segment, is defined as loss before net interest expense, other income and expense, provision for income taxes ($000’s):

	26 Weeks Ended July 2, 2022 (As restated)					26 Weeks Ended July 3, 2021
	Biotechnology	Recycling	Continuing Operations	Discontinued Operations	Total	Biotechnology	Recycling	Continuing Operations	Discontinued Operations	Total
Revenue	$—	$19,862	$19,862	$—	$19,862	$—	$17,278	$17,278	$—	$17,278
Cost of revenue	—	16,360	$16,360	—	16,360	—	14,114	$14,114	—	14,114
Gross profit	—	3,502	3,502	—	3,502	—	3,164	3,164	—	3,164
Selling, general and administrative expense	352	5,495	5,847	(10,235)	(4,388)	1,050	5,191	6,241	1,884	8,125
Operating income (loss)	$(352)	$(1,993)	$(2,345)	$10,235	$7,890	$(1,050)	$(2,027)	$(3,077)	$(1,884)	$(4,961)

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

Discontinued Operations

Discontinued operations consists of GeoTraq. Results for the 26 weeks ended July 2, 2022 includes income of approximately $10.2 million, as compared to a loss of approximately $1.9 million for the 26 weeks ended July 3, 2021. The increase is due to income from the sale of GeoTraq. Further, the gain associated with the GeoTraq disposition (Technology segment) has been restated and presented as discontinued operations for the periods ending July 2, 2022. As such, the results of the Technology segment have been reclassified and presented as discontinued operations for the periods ending July 3, 2021.

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

We acknowledge that we continue to face a challenging competitive environment as we continue to focus on our overall profitability, including managing expenses. We reported net income of approximately $10.1 million and a net loss of approximately $4.5 million, respectively, for the 26 weeks ended July 2, 2022 and July 3, 2021. In addition, the Company has total current assets of approximately $6.8 million and total current liabilities of approximately $18.9 million resulting in a net negative working capital of approximately $12.1 million as of July 2, 2022.

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

PART II. Other Information

Item 1. Legal Proceedings

The information in response to this item is included in Note 17, Commitments and Contingencies, to the Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q/A.

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

We are currently subject to an SEC Complaint. Refer to Note 17 to our Consolidated Financial Statements and Part II, Item 1 of this Quarterly Report for additional information regarding this specific matter. We may be subject to additional investigations, arbitration proceedings, audits, regulatory inquiries and similar actions, including matters related to intellectual property, employment, securities laws, disclosures, tax, accounting, class action and product liability, as well as regulatory and other claims related to our business and our industry, which we refer to collectively as legal proceedings. We cannot predict the outcome of any particular proceeding, or whether ongoing investigations, will be resolved favorably or ultimately result in charges or material damages, fines or other penalties, enforcement actions, bars against serving as an officer or director, or practicing before the SEC, or civil or criminal proceedings against us or members of our senior management.

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

On April 13, 2022, we received a notice from The NASDAQ Stock Market (“Nasdaq”) that we did not presently comply with Nasdaq’s Listing Rule 5550(b)(1) (the “Rule”) that requires a Company to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing. The notice did not have any immediate effect on the listing of our common stock on the Nasdaq Capital Market and we had 45 calendar days from the date of the notice to submit a plan to Nasdaq to regain compliance with Nasdaq’s continued listing rules. We submitted such a plan on May 31, 2022, wherein we discussed the GeoTraq sale (see Note 25) and how that placed the Company back into compliance with the Rule. As of the filing date, we have received no further communication on the matter.

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

JanOne Inc.
(Registrant)

Date:	April 25, 2023	By:	/s/ Tony Isaac
Tony Isaac
Chief Executive Officer
(Principal Executive Officer)

Date:	April 25, 2023	By:	/s/ Virland A. Johnson
Virland A. Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)