Form 10-Q/A
period 2022-10-01
JanOne Inc.
filed 2023-04-25
CIK 862861

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

In connection with the Company’s preparation of its unaudited condensed consolidated financial statements and related disclosures for its second quarter, the Company’s management and Audit Committee relied upon the report issued by a third-party valuation firm to determine the carrying value of the promissory note the Company had received from SPYR Technologies, Inc. (the “SPYR Note”), in connection with the Company’s sale of the assets of its GeoTraq, Inc. subsidiary to SPYR Technologies, Inc. in the second quarter of the Company’s 2022 fiscal year. The accounting treatment for the SPYR Note had financial statement implications to (i) two line items in the Company’s Condensed Consolidated Balance Sheets (specifically, Note receivable, net and Accumulated deficit), (ii) two line items in the Company’s Condensed Consolidated Statements of Operations And Comprehensive Income (Loss) (specifically, Gain on sale of GeoTraq, and Interest expense, net), resulting in a decrease in net income of approximately $1.8 million and a decrease in net loss of approximately $93,000 for the 13 weeks ended July 2, 2022 and October 1, 2022, respectively, and (iii) two line items in the Company’s Condensed Consolidated Statements of Cash Flows (specifically, Gain on sale of GeoTraq and Accretion of note receivable discount), resulting in decrease in net income of approximately $1.8 million for the 26 weeks ended July 2, 2022, and $1.7 million for the 39 weeks ended October 1, 2022. Further, in connection with the preparation of the Company’s Quarterly Report on Form 10-Q for this quarterly period, the Company also received guidance from an additional third-party source in connection with the review of those unaudited condensed consolidated financial statements and related disclosures. However, in connection with the Company’s 2022 fiscal year-end audit and the preparation of its consolidated financial statements and related disclosures for that fiscal year, the Company’s management and the Audit Committee concluded that the carrying value of the SPYR Note, as set forth in the aforementioned Quarterly Reports, should be restated. The initial carrying value of $11.2 million should be restated to be $9.4 million and reflect carrying value of $9.6 million as of October 1, 2022. This quarterly restatement has an impact on net income (loss), but not on operating cash flows for any period.

Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements

This amended Quarterly Report on Form 10-Q includes unaudited consolidated financial statements for the quarters ended October 1, 2022 and October 2, 2021, as well as relevant unaudited interim pro forma financial information for the quarterly periods ended October 1, 2022 and October 2, 2021.

See Note 3 Restatements and Reclassifications; Note 7 Notes Receivable; Note 19 Loss Per Share; Note 22 Segment Information; and Note 25 Sale of GeoTraq in Part I. Financial Information Item 1. Condensed Consolidated Financial Statements for such restated information on the quarterly unaudited condensed consolidated financial statements for this second quarter of the Company’s 2022 fiscal year. Further, the gain associated with the GeoTraq disposition (Technology segment) has been restated and presented as discontinued operations for the periods ending October 1, 2022. As such, the results of the Technology segment have been reclassified and presented as discontinued operations for the periods ending October 2, 2021.

JANONE INC.

INDEX TO FORM 10-Q

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	4

	Unaudited (Restated) Condensed Consolidated Balance Sheets as of October 1, 2022 and January 1, 2022	4

	Unaudited (Restated) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the 13 weeks and 39 weeks ended October 1, 2022 and October 2, 2021	5

	Unaudited (Restated) Condensed Consolidated Statements of Cash Flows for the 39 weeks ended October 1, 2022 and October 2, 2021	6

	Unaudited (Restated) Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the 13 weeks and 39 weeks ended October 1, 2022 and October 2, 2021	7

	Notes to Unaudited Condensed Consolidated Financial Statements (Restated)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated)	33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	40

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3.	Defaults Upon Senior Securities	42

Item 4.	Mine Safety Disclosures	42

Item 5	Other Information	43

Item 6.	Exhibits	44

SIGNATURES		45

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

JANONE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per-share amounts)

	October 1, 2022	January 1, 2022
	(As restated)
	(Unaudited)
Assets
Cash and cash equivalents	$868	$705
Trade and other receivables, net	6,834	4,220
Inventories	415	1,104
Prepaid expenses and other current assets	1,248	1,423
Current assets from discontinued operations	—	105
Total current assets	9,365	7,557
Property and equipment, net	2,656	2,113
Right to use asset - operating leases	5,733	3,671
Intangible assets, net	328	268
Note receivable, net	9,625	—
Marketable securities	300	—
Deposits and other assets	1,577	1,556
Total assets	$29,584	$15,165
Liabilities and Stockholders' Equity (Deficit)
Liabilities:
Accounts payable	$6,065	$5,071
Accrued liabilities - other	5,575	5,232
Accrued liability - California Sales Taxes	6,202	6,022
Lease obligation short–term - operating leases	1,711	1,304
Short–term debt	3,657	288
Current portion of notes payable	406	261
Current portion of related party note payable	228	1,000
Current liabilities from discontinued operations	—	195
Total current liabilities	23,844	19,373
Lease obligation long term - operating leases	4,179	2,470
Notes payable - long term portion	1,425	1,318
Long-term portion related party note payable	665	—
Other noncurrent liabilities	46	680
Total liabilities	30,159	23,841
Commitments and contingencies (Note 17)
Stockholders' equity (deficit):
Preferred stock, series A - par value $0.001 per share 2,000,000 authorized, 222,588 and 238,729 shares issued and outstanding at October 1, 2022 and January 1, 2022, respectively	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 3,150,230 and 2,827,410 shares issued and outstanding at October 1, 2022 and January 1, 2022, respectively	3	2
Additional paid-in capital	45,747	45,743
Accumulated deficit	(45,708)	(53,804)
Accumulated other comprehensive loss	(617)	(617)
Total stockholders' equity (deficit)	(575)	(8,676)
Total liabilities and stockholders' equity (deficit)	$29,584	$15,165

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JANONE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(Dollars in thousands, except per-share)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
	(As restated)		(As restated)
Revenues	$8,587	$12,113	$28,449	$29,391
Cost of revenues	7,553	9,032	23,913	23,146
Gross profit	1,034	3,081	4,536	6,245
Operating expenses:
Selling, general and administrative expenses	2,858	2,989	8,705	9,230
Gain on sale of GeoTraq	—	—	—	—
Operating income (loss)	(1,824)	92	(4,169)	(2,985)
Other income (expense):
Interest income (expense), net	130	(125)	(123)	(323)
Gain on Payroll Protection Program loan forgiveness	—	—	—	1,872
Gain (loss) on litigation settlement, net	—	—	1,835	(1,950)
Gain on settlement of vendor advance payments	—	11	—	952
Gain on reversal of contingency loss	—	—	637	—
Unrealized loss on marketable securities	(270)	—	(646)	—
Other income, net	—	23	359	45
Total other income (expense), net	(140)	(91)	2,062	596
Income (loss) from continuing operations before provision for income taxes	(1,964)	1	(2,107)	(2,389)
Provision for income taxes	16	33	23	236
Net income (loss) from continuing operations	(1,980)	(32)	(2,130)	(2,625)
Net income from discontinued operations, net of tax	(1)	(936)	10,234	(2,820)
Net income (loss)	$(1,981)	$(968)	$8,104	$(5,445)
Net income (loss) per share:
Basic and diluted loss per share from continuing operations	$(0.63)	$(0.01)	$(0.68)	$(1.01)
Basic income (loss) per share from discontinued operations	$(0.00)	$(0.33)	$3.25	$(1.08)
Diluted income (loss) per share from discontinued operations	$(0.00)	$(0.33)	$2.93	$(1.08)
Basic income (loss) per share	$(0.63)	$(0.34)	$2.57	$(2.09)
Diluted income (loss) per share	$(0.63)	$(0.34)	$2.32	$(2.09)
Weighted average common shares outstanding:
Basic	3,150,230	2,827,410	3,150,230	2,601,827
Diluted	3,150,230	2,827,410	3,496,003	2,601,827
Net income (loss)	$(1,981)	$(968)	$8,104	$(5,445)
Other comprehensive loss, net of tax:
Effect of foreign currency translation adjustments	—	—	—	(42)
Total other comprehensive income loss, net of tax	—	—	—	(42)
Comprehensive income (loss)	$(1,981)	$(968)	$8,104	$(5,487)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JANONE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Thirty-Nine Weeks Ended
	October 1, 2022	October 2, 2021
	As restated
OPERATING ACTIVITIES:
Net income (loss)	$8,104	$(5,445)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	347	3,136
Amortization of debt issuance costs	10	—
Stock based compensation expense	4	274
Accretion of note receivable discount	(225)	—
Gain on legal settlement	(115)	—
Gain on Payroll Protection Program loan forgiveness	—	(1,872)
Gain on settlement of vendor advance payments	—	(952)
Gain on reversal of contingent liability	(637)	—
Gain on sale of GeoTraq	(10,241)	—
Unrealized loss on marketable securities	646	—
Changes in assets and liabilities:
Accounts receivable	(2,614)	(1,931)
Income taxes receivable	—	196
Prepaid expenses and other current assets	176	(71)
Inventories	689	478
Right of use assets	54	(995)
Lease liability	—	971
Accounts payable and accrued expenses	1,440	2,840
Deposits and other Assets	(29)	(114)
Net cash used in operating activities	(2,391)	(3,485)
INVESTING ACTIVITIES:
Purchases of property and equipment	(736)	(1,530)
Purchases of intangibles	(214)	(65)
Net cash used in investing activities	(950)	(1,595)
FINANCING ACTIVITIES:
Proceeds from equity financing, net	—	5,544
Proceeds from issuance of short-term notes payable	648	538
Proceeds from stock option exercise	—	27
Proceeds from notes payable	4,052	1,835
Payments on related party notes payable	(107)	—
Payments on notes payable	—	(58)
Payments on short-term notes payable	(1,089)	(323)
Net cash provided by financing activities	3,504	7,563
Effect of changes in exchange rate on cash and cash equivalents	—	(42)
INCREASE IN CASH AND CASH EQUIVALENTS	163	2,441
CASH AND CASH EQUIVALENTS, beginning of period	705	379
CASH AND CASH EQUIVALENTS, end of period	$868	$2,820
Supplemental cash flow disclosures:
Interest paid	$235	$146
Income taxes paid	54	28
Right to use asset - operating leases capitalized	1,902	1,815

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JANONE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

(UNAUDITED)

(Dollars in thousands)

	Series A Preferred		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Equity (Deficit)
								(As restated)
Balance, January 1, 2022	238,729	$—	2,827,410	$2	$45,743	$(53,804)	$(617)	$(8,676)
Share based compensation	—	—	—	—	4	—	—	4
Other comprehensive loss	—	—	—	—	—	(8)	(41)	(49)
Net income	—	—	—	—	—	1,211	—	1,211
Balance, April 2, 2022	238,729	—	2,827,410	2	45,747	(52,601)	(658)	(7,510)
Series A-1 preferred converted	(16,141)	—	322,820	1	—	—	—	1
Other comprehensive income	—	—	—	—	—	—	41	41
Net income, as restated	—	—	—	—	—	8,874	—	8,874
Balance, July 2, 2022	222,588	—	3,150,230	3	45,747	(43,727)	(617)	1,406
Net loss, as restated	—	—	—	—	—	(1,981)	—	(1,981)
Balance, October 1, 2022	222,588	$—	3,150,230	$3	$45,747	$(45,708)	$(617)	$(575)

	Series A Preferred		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Equity
Balance, January 1, 2021	259,729	$—	1,829,982	$2	$39,869	$(36,917)	$(588)	$2,366
Shares issued	—	—	571,428	—	5,544	—	—	5,544
Share based compensation	—	—	—	—	109	—	—	109
Stock option exercise	—	—	2,000	—	11	—	—	11
Other comprehensive loss	—	—	—	—	—	—	(42)	(42)
Net income	—	—	—	—	—	502	—	502
Balance, April 3, 2021	259,729	—	2,403,410	2	45,533	(36,415)	(630)	8,490
Share based compensation	—	—	—	—	71	—	—	71
Stock option exercise	—	—	4,000	—	16	—	—	16
Series A-1 preferred converted	(21,000)	—	420,000	—	—	—	—	—
Net loss	—	—	—	—	—	(4,979)	—	(4,979)
Balance, July 3, 2021	238,729	—	2,827,410	2	45,620	(41,394)	(630)	3,598
Share based compensation	—	—	—	—	94	—	—	94
Net loss	—	—	—	—	—	(968)	—	(968)
Balance, October 2, 2021	238,729	$—	2,827,410	$2	$45,714	$(42,362)	$(630)	$2,724

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

Going concern (Restated)

The Company currently faces a challenging competitive environment and is focused on improving its overall profitability, which includes managing expenses. The Company reported a net loss of approximately $2.0 million and a net loss of approximately $968,000 for the 13 weeks ended October 1, 2022 and October 2, 2021, respectively, and net income of approximately $8.1 million and a net loss of approximately $5.4 million for the 39 weeks ended October 1, 2022 and October 2, 2021, respectively. In addition, as of October 1, 2022, the Company has total current assets of approximately $9.4 million and total current liabilities of approximately $23.8 million resulting in a net negative working capital of approximately $14.5 million.

The Company has available cash balances and funds available under its credit facility with Gulf Coast Bank and Trust (“Gulf Coast”) to provide sufficient liquidity to fund the entity’s operations and remodeling activities for at least the next twelve months. However, the Company cannot be certain its efforts will suffice. The agreement with Gulf Coast allows the Company to obtain lending in the amount of the lesser of $7.0 million or its calculated borrowing base (see Note 16 below). The Company expects that it will be able to utilize the available funds under the credit facility to provide liquidity and to pursue acquisitions and other strategic transactions to expand and grow the business to enhance shareholder value. Management also regularly monitors capital market conditions to ensure no other conditions or events exist that may materially affect the Company’s financial conditions and liquidity and the Company may raise additional funds through borrowings or public or private sales of debt or equity securities, if necessary.

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

The Company’s management and the Audit Committee discussed the matters with Frazier & Deeter, LLC, the Company’s independent registered public accounting firm for the 2022 fiscal year, and with WSRP, LLC, the Company’s independent registered public accounting firm during the second and third quarters in the 2022 fiscal year and prior fiscal periods since 2019, and determined to restate the Company’s unaudited condensed consolidated financial statements for the second and third fiscal quarters ended July 2, 2022, and October 1, 2022. Further, the gain associated with the GeoTraq disposition (Technology segment) has been restated and presented as discontinued operations for the periods ending October 1, 2022. As such, the results of the Technology segment have been reclassified and presented as discontinued operations for the periods ending October 2, 2021.

	October 1, 2022
	(Unaudited)		(As restated)
	Previously Reported	Effect of Restatement	(Unaudited)
Consolidated balance sheets as of October 1, 2022
Note receivable, net	11,345	(1,720)	9,625
Total assets	$31,304	$(1,720)	$29,584
Total liabilities	30,159	—	30,159
Additional paid-in capital	45,747	—	45,747
Accumulated deficit	(43,988)	(1,720)	(45,708)
Total stockholders' equity (deficit)	1,145	(1,720)	(575)
Total liabilities and stockholders' equity (deficit)	$31,304	$(1,720)	$29,584

	For the Thirteen Weeks Ended			For the Thirty-Nine Weeks Ended
	October 1, 2022			October 1, 2022
	Previously Reported	Effect of Restatement	(As restated)	Previously Reported	Effect of Restatement	(As restated)
Selling, general and administrative expenses	2,858	—	2,858	8,711	(6)	8,705
Gain on sale of GeoTraq	—	—	—	(12,091)	12,091	—
Operating income (loss)	(1,824)	—	(1,824)	7,916	(12,085)	(4,169)
Interest income (expense), net	36	94	130	(254)	131	(123)
Total other income (expense), net	(234)	94	(140)	1,931	131	2,062
Income (loss) from continuing operations before provision for income taxes	(2,058)	94	(1,964)	9,847	(11,954)	(2,107)
Net income (loss) from continuing operations	(2,074)	94	(1,980)	9,824	(11,954)	(2,130)
Net income from discontinued operations, net of tax	—	(1)	(1)	—	10,234	10,234
Net income (loss)	$(2,074)	$93	$(1,981)	$9,824	$(1,720)	$8,104
Net income (loss) per share:
Basic and diluted income (loss) per share from continuing operations	$(0.66)	$0.03	$(0.63)	$3.12	$(3.80)	$(0.68)
Basic income per share from discontinued operations	$—	$(0.00)	$(0.00)	$—	$3.25	$3.25
Diluted income per share from discontinued operations	$—	$(0.00)	$(0.00)	$—	$2.93	$2.93
Basic income (loss) per share	$(0.66)	$0.03	$(0.63)	$3.12	$(0.55)	$2.57
Diluted income (loss) per share	$(0.66)	$0.03	$(0.63)	$2.81	$(0.49)	$2.32

	For the Thirty-Nine Weeks Ended
	October 1, 2022
	Previously Reported	Effect of Restatement	As restated
OPERATING ACTIVITIES:
Net income (loss)	$9,824	(1,720)	$8,104
Accretion of note receivable discount	(95)	(130)	(225)
Gain on sale of GeoTraq	(12,091)	1,850	(10,241)
Net cash used in operating activities	(2,391)	—	(2,391)

Note 4: Trade and Other Receivables

The Company’s trade and other receivables as of October 1, 2022 and January 1, 2022, respectively, were as follows (in $000’s):

	October 1, 2022	January 1, 2022
Trade receivables, net	$6,315	$6,105
Factored accounts receivable	—	(2,194)
Prestige Capital reserve receivable	—	172
Other receivables	519	137
Trade and other receivables, net	$6,834	$4,220

Trade accounts receivable	$4,313	$4,449
Un–billed trade receivables	2,002	1,656
Total trade receivables, net	$6,315	$6,105

Note 5: Inventory

Appliances held for sale are stated at the lower of cost, determined on a specific identification basis, or net realizable value. Inventory raw material – chips, are stated at the lower of average cost or net realizable value. Total inventory consists of the following as of October 1, 2022 and January 1, 2022 (in $000’s):

	October 1, 2022	January 1, 2022
Appliances held for resale	$415	$1,104
Discontinued operations	—	105
Total inventory	$415	$1,209

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

In connection with the asset sale, the Company engaged a third-party valuation firm to assess the fair value of the consideration received. Based on the valuation, the Promissory Note was valued at approximately $11.3 million. The amount of the discount, or approximately $1.3 million, has been recorded as an offset to the principal amount of the Promissory Note, and will be accreted ratably to interest income over the term of the Note. At December 31, 2022, the Company reviewed the original valuation of the Promissory Note to determine if the original 10.5% used to discount the Note was appropriate. In connection with this review, the Company determined that the discount rate should be revised to 14.5%. Consequently, the Company took a $1.85 million charge against income in its restatement of the 13 and 26 weeks ended July 2, 2022, as discussed previously. The balance appearing on the Company's unaudited Condensed Consolidated Balance Sheets represents the principal balance of the Promissory Note, net of the discount balance. During the 13 weeks and 39 weeks ended October 1, 2022, approximately $65,000 and $226,000, respectively, of the discount was recorded as interest income. As of October 1, 2022, the net principal balance on the Note was approximately $9.6 million.

Note 8: Property and Equipment

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

Note 10: Marketable Securities

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

Note 11: Deposits and other assets

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

Note 13: Accrued Liabilities

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

The parties to the Settlement Agreement released and forever discharged one another from any and all known and unknown claims that were asserted or could have been asserted arising out of the GeoTraq Litigation Matters. The accrued liability for payments due to Mr. Sullivan is $680,000 and $1.2 million as of October 1, 2022 and January 1, 2022, respectively.

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

The following table presents the computation of basic and diluted net loss per share (in $000’s, except share and per–share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
	(as restated)		(as restated)
Continuing Operations
Net loss	$(1,980)	$(32)	$(2,130)	$(2,625)
Basic and diluted
Basic and diluted loss per share	$(0.63)	$(0.01)	$(0.68)	$(1.01)
Weighted average common shares outstanding	3,150,230	2,827,410	3,150,230	2,601,827
Discontinued Operations
Net income (loss)	(1)	(936)	10,234	(2,820)
Basic
Basic income (loss) per share	$(0.00)	$(0.33)	$3.25	$(1.08)
Weighted average common shares outstanding	3,150,230	2,827,410	3,150,230	2,601,827
Diluted
Diluted income (loss) per share	$(0.00)	$(0.33)	$2.93	$(1.08)
Weighted average common shares outstanding	3,150,230	2,827,410	3,496,003	2,601,827
Total
Net income (loss)	(1,981)	(968)	8,104	(5,445)
Basic
Basic income (loss) per share	$(0.63)	$(0.34)	$2.57	$(2.09)
Weighted average common shares outstanding	3,150,230	2,827,410	3,150,230	2,601,827
Diluted
Diluted income (loss) per share	$(0.63)	$(0.34)	$2.32	$(2.09)
Weighted average common shares outstanding	3,150,230	2,827,410	3,496,003	2,601,827

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

Note 20: Major Customers and Suppliers

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

Note 22: Segment Information (Restated)

The Company operates within targeted markets through three reportable segments for continuing operations: biotechnology, recycling, and technology. The biotechnology segment commenced operations in September 2019 and is focused on development of new and innovative solutions for ending the opioid epidemic ranging from digital technologies to educational advocacy. The recycling segment includes all fees charged and costs incurred for collecting, recycling and installing appliances for utilities and other customers. The recycling segment also includes byproduct revenue, which is primarily generated through the recycling of appliances. The technology segment designed wireless modules to connect devices to the Mobile Internet of Things (“IoT”) which contain location-based service (“LBS”) capabilities and can interface to external sensors to allow them to communicate both sensor status and position information. Further, the gain associated with the GeoTraq disposition (Technology segment) has been restated and presented as discontinued operations for the periods ending October 1, 2022. As such, the results of the Technology segment have been reclassified and presented as discontinued operations for the periods ending October 2, 2021. The nature of products, services and customers for each segment varies significantly. As such, the segments are managed separately. Our Chief Executive Officer has been identified as the Chief Operating Decision Maker (“CODM”). The CODM evaluates performance and allocates resources based on sales and income from operations of each segment. Operating loss represents revenues less cost of revenues and operating expenses, including certain allocated selling, general and administrative costs. There are no intersegment sales or transfers.

The following tables present our segment information for the 13 weeks and 39 weeks ended October 1, 2022 and October 2, 2021 (in $000's):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
	(As restated)		(As restated)
Revenues
Biotechnology	$—	$—	$—	$—
Recycling	8,587	12,113	28,449	29,391
Discontinued operations	—	—	—	—
Total Revenues	$8,587	$12,113	$28,449	$29,391
Gross profit
Biotechnology	$—	$—	$—	$—
Recycling	1,034	3,081	4,536	6,245
Discontinued operations	—	—	—	—
Total Gross profit	$1,034	$3,081	$4,536	$6,245
Operating Income (loss)
Biotechnology	$21	$(182)	$(331)	$(1,232)
Recycling	(1,845)	274	(3,838)	(1,753)
Operating loss from continuing operations	(1,824)	92	(4,169)	(2,985)
Discontinued operations	(1)	(936)	10,234	(2,820)
Total Operating income (loss)	$(1,825)	$(844)	$6,065	$(5,805)
Depreciation and amortization
Biotechnology	$—	$—	$—	$—
Recycling	77	109	345	327
Discontinued operations	—	937	2	2,809
Total Depreciation and amortization	$77	$1,046	$347	$3,136
Interest (income) expense, net
Biotechnology	$—	$—	$—	$—
Recycling	(130)	125	123	323
Discontinued operations	—	—	—	—
Total Interest (income) expense, net	$(130)	$125	$123	$323
Net income (loss) before benefit from income taxes
Biotechnology	$21	$(182)	$(331)	$(1,232)
Recycling	(1,985)	208	(1,776)	(1,145)
Net loss before benefit from income taxes	(1,964)	26	(2,107)	(2,377)
Discontinued operations	(1)	(961)	10,234	(2,832)
Total Net income (loss) before benefit from income taxes	$(1,965)	$(935)	$8,127	$(5,209)

	As of October 1, 2022	As of January 1, 2022
Assets
Biotechnology	$—	$—
Recycling	29,584	15,058
Discontinued operations	—	107
Total Assets	$29,584	$15,165

Intangible assets
Biotechnology	$—	$—
Recycling	328	268
Discontinued operations	—	—
Total Intangible assets	$328	$268

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

Note 24: Sale of ARCA and Connexx

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

Note 25: Sale of GeoTraq (Restated)

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

On April 17, 2023, the Company’s management and the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) reached a determination that the Company’s previously issued unaudited consolidated financial statements and related disclosures for each of the quarterly periods ended July 2, 2022 and October 1, 2022, should no longer be relied upon because of a material misstatement contained in those two quarterly unaudited condensed consolidated financial statements. In connection with the Company’s preparation of its unaudited condensed consolidated financial statements and related disclosures for each of the two referenced periods, the Company’s management and Audit Committee relied upon the report issued by a third-party valuation firm to determine the carrying value of the promissory note the Company had received from SPYR Technologies, Inc. (the “SPYR Note”), in connection with the Company’s sale of the assets of its GeoTraq, Inc. subsidiary to SPYR Technologies, Inc. in the second quarter of the Company’s 2022 fiscal year. At December 31, 2022, the Company reviewed the original valuation of the Promissory Note to determine if the original 10.5% used to discount the Note was appropriate. In connection with this review, the Company determined that the discount rate should be revised to 14.5%. Further, the gain associated with the GeoTraq disposition (Technology segment) has been restated and presented as discontinued operations for the periods ending October 1, 2022. As such, the results of the Technology segment have been reclassified and presented as discontinued operations for the periods ending October 2, 2021.

The following table illustrates the calculation of the gain on sale of GeoTraq, as shown on the income statement (in $000's):

Purchase price	$13,500
Discount on note receivable	(3,200)
Premium on shares received	46
Derecognition of GeoTraq inventory	(105)
Gain on sale	$10,241

Note 26: Subsequent event

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

Overview

We are focused on finding treatments for conditions that cause severe pain and bringing to market drugs with non-addictive pain-relieving properties. In addition, through our subsidiaries ARCA Recycling, Connexx, and ARCA Canada, we are engaged in the business of recycling major household appliances in North America by providing turnkey appliance recycling and replacement services for utilities and other sponsors of energy efficiency programs. Also, through our GeoTraq Inc. subsidiary, we have been engaged in the development, design of wireless transceiver modules with technology that provides LBS directly from global Mobile IoT networks. However, Our GeoTraq subsidiary has not generated any revenue to date, including in the fiscal year ended January 1, 2022. Consequently, during the year ended January 1, 2022, the Company took a full write-down of the unamortized portion of the GeoTraq intangible asset of approximately $9.8 million. Further, the gain associated with the GeoTraq disposition (Technology segment) has been restated and presented as discontinued operations for the periods ending October 1, 2022. As such, the results of the Technology segment have been reclassified and presented as discontinued operations for the periods ending October 2, 2021.

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
•
Technology: We have suspended all operations for GeoTraq, and, on May 24, 2022, sold substantially all of the GeoTraq assets. Further, the gain associated with the GeoTraq disposition (Technology segment) has been restated and presented as discontinued operations for the periods ending October 1, 2022. As such, the results of the Technology segment have been reclassified and presented as discontinued operations for the periods ending October 2, 2021.

For the 13 weeks ended October 1, 2022 and October 2, 2021

Results of Operations (Restated)

The following table sets forth certain statement of operations items and as a percentage of revenue, as restated, for the periods indicated (in $000's):

	13 Weeks Ended		13 Weeks Ended
	October 1, 2022		October 2, 2021
	(As restated)
Statement of Operations Data:
Revenue	$8,587	100.0%	$12,113	100.0%
Cost of revenue	7,553	88.0%	9,032	74.6%
Gross profit	1,034	12.0%	3,081	25.4%
Selling, general and administrative expense	2,858	33.3%	2,989	24.7%
Gain on sale of GeoTraq	—	0.0%	—	0.0%
Operating loss	(1,824)	-21.2%	92	0.8%
Interest income (expense), net	130	1.5%	(125)	-1.0%
Gain on settlement of vendor advance payments	—	0.0%	11	0.1%
Unrealized loss on marketable securities	(270)	-3.1%	—	0.0%
Other income	—	0.0%	23	0.2%
Net loss from continuing operations before provision for income taxes	(1,964)	-22.9%	1	0.0%
Provision for income taxes	16	0.2%	33	0.3%
Net loss from continuing operations	(1,980)	-23.1%	(32)	-0.3%
Income (loss) from discontinued operations, net of tax	(1)	0.0%	(936)	-7.7%
Net loss	$(1,981)	-23.1%	$(968)	-8.0%

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

Selling, General and Administrative Expense (Restated)

Selling, general and administrative expense decreased by approximately $131,000, or 4.4%, for the 13 weeks ended October 1, 2022, as compared to the 13 weeks ended October 2, 2021, primarily due to decreases in stock-based compensation, professional fees, amortization expense, and legal fees.

Interest Expense, net

Interest expense, net, decreased by approximately $255,000 for the 13 weeks ended October 1, 2022, as compared to the 13 weeks ended October 2, 2021 primarily due to interest income recorded in connection with the sale of GeoTraq.

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

Segment Performance (Restated)

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

Operating loss by operating segment, is defined as loss before net interest expense, other income and expense, provision for income taxes ($000’s):

	13 Weeks Ended October 1, 2022 (As restated)					13 Weeks Ended October 2, 2021
	Biotechnology	Recycling	Continuing Operations	Discontinued Operations	Total	Biotechnology	Recycling	Continuing Operations	Discontinued Operations	Total
Revenue	$—	$8,587	$8,587	$—	$8,587	$—	$12,113	$12,113	$—	$12,113
Cost of revenue	—	7,553	7,553	—	7,553	—	9,032	9,032	—	9,032
Gross profit	—	1,034	1,034	—	1,034	—	3,081	3,081	—	3,081
Selling, general and administrative expense	(21)	2,879	2,858	1	2,859	182	2,807	2,989	936	3,925
Operating income (loss)	$21	$(1,845)	$(1,824)	$(1)	$(1,825)	$(182)	$274	$92	$(936)	$(844)

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

Discontinued Operations (Restated)

Discontinued operations consists of GeoTraq. There was no activity from discontinued operations for the 13 weeks ended October 1, 2022 due to the sale of GeoTraq during the period ended July 2, 2022. See Note 25 of the unaudited Consolidated Financial Statements. Further, the gain associated with the GeoTraq disposition (Technology segment) has been restated and presented as discontinued operations for the periods ending October 1, 2022. As such, the results of the Technology segment have been reclassified and presented as discontinued operations for the periods ending October 2, 2021.

For the 39 weeks ended October 1, 2022 and October 2, 2021

Results of Operations (Restated)

The following table sets forth certain statement of operations items and as a percentage of revenue, for the periods indicated (in $000's):

	39 Weeks Ended		39 Weeks Ended
	October 1, 2022		October 2, 2021
	(As restated)
Statement of Operations Data:
Revenue	$28,449	100.0%	$29,391	100.0%
Cost of revenue	23,913	84.1%	23,146	78.8%
Gross profit	4,536	15.9%	6,245	21.2%
Selling, general and administrative expense	8,705	30.6%	9,230	31.4%
Gain on sale of GeoTraq	—	0.0%	—	0.0%
Operating income (loss)	(4,169)	-14.7%	(2,985)	-10.2%
Interest expense, net	(123)	-0.4%	(323)	-1.1%
Gain on Payroll Protection Program loan forgiveness	—	0.0%	1,872	6.4%
Gain on settlement of vendor advance payments	—	0.0%	952	3.2%
Gain (loss) on litigation settlement, net	1,835	6.5%	(1,950)	-6.6%
Gain on reversal of contingency loss	637	2.2%	—	0.0%
Unrealized loss on marketable securities	(646)	-2.3%	—	0.0%
Other income, net	359	1.3%	45	0.2%
Net loss from continuing operations before provision for income taxes	(2,107)	-7.4%	(2,389)	-8.1%
Provision for income taxes	23	0.1%	236	0.8%
Net loss from continuing operations	(2,130)	-7.5%	(2,625)	-8.9%
Income (loss) from discontinued operations, net of tax	10,234	36.0%	(2,820)	-9.6%
Net income (loss)	$8,104	28.5%	$(5,445)	-18.5%

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

Revenue

Revenue decreased by approximately $940,000, or 3.2%, for the 39 weeks ended October 1, 2022, as compared to the 39 weeks ended October 2, 2021. The decrease is primarily due to reduced replacement volume due to a lack of appliance availability, and weakening commodity markets, partially offset by increased recycling volume.

Cost of Revenue

Cost of revenue increased by approximately $765,000, or 3.3%, for the 39 weeks ended October 1, 2022, as compared to the 39 weeks ended October 2, 2021, due to the factors described above.

Selling, General and Administrative Expense (Restated)

Selling, general and administrative expense decreased by approximately $525,000, or 5.7%, for the 39 weeks ended October 1, 2022, as compared to the 39 weeks ended October 2, 2021, primarily due to decreases in stock-based compensation, professional fees, amortization expense, and legal fees.

Interest Expense, net (Restated)

Interest expense, net, decreased by approximately $200,000 for the 39 weeks ended October 1, 2022, as compared to the 39 weeks ended October 2, 2021 primarily due to interest income recorded in connection with the sale of GeoTraq, partially offset by increased interest on notes payable.

Gain on Sale of GeoTraq (Restated)

During the 39 weeks ended October 1, 2022, we recorded a gain on the sale of GeoTraq of approximately $10.2 million. See Note 25 of unaudited Condensed Consolidated Financial Statements. Further, the gain associated with the GeoTraq disposition (Technology segment) has been restated and presented as discontinued operations for the periods ending October 1, 2022. As such, the results of the Technology segment have been reclassified and presented as discontinued operations for the periods ending October 2, 2021.

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

Gain on Reversal of Contingency Loss

Gain on reversal of continency loss reverses approximately $637,000 in contingent liabilities relating to guarantees of ApplianceSmart leases that no longer exist as a result of ApplianceSmart's emergence from bankruptcy (see Notes 7 to the unaudited financial statements).

Gain on Settlement of Vendor Advance Payments

For the 39 weeks ended October 2, 2021, a portion of the vendor advance payments were settled, which resulted in a gain of approximately $952,000. There were no similar transactions for the 39 weeks ended October 1, 2022.

Segment Performance (Restated)

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

Operating loss by operating segment, is defined as loss before net interest expense, other income and expense, provision for income taxes ($000’s):

	39 Weeks Ended October 1, 2022 (As restated)					39 Weeks Ended October 2, 2021
	Biotechnology	Recycling	Continuing Operations	Discontinued Operations	Total	Biotechnology	Recycling	Continuing Operations	Discontinued Operations	Total
Revenue	$—	$28,449	$28,449	$—	$28,449	$—	$29,391	$29,391	$—	$29,391
Cost of revenue	—	23,913	23,913	—	23,913	—	23,146	23,146	—	23,146
Gross profit	—	4,536	4,536	—	4,536	—	6,245	6,245	—	6,245
Selling, general and administrative expense	331	8,374	8,705	(10,234)	(1,529)	1,232	7,998	9,230	2,820	12,050
Operating income (loss)	$(331)	$(3,838)	$(4,169)	$10,234	$6,065	$(1,232)	$(1,753)	$(2,985)	$(2,820)	$(5,805)

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

Cost of revenue for the 39 weeks ended October 1, 2022, increased by approximately $765,000, or 3.3%, as compared to the prior year period, for those reasons described above.

Operating loss for the 39 weeks ended October 1, 2022, increased by approximately $2.1 million as compared to the prior year period. The increase is due to an decrease in gross profit of approximately $1.7 million, and an increase in selling, general and administrative expenses of approximately $400,000.

Discontinued Operations

Discontinued operations consists of GeoTraq. Results for the 39 weeks ended October 1, 2022 includes income of approximately $10.2 million, as compared to a loss of approximately $2.8 million for the 39 weeks ended October 2, 2021. The increase is due to the gain on sale of GeoTraq. Further, the gain associated with the GeoTraq disposition (Technology segment) has been restated and presented as discontinued operations for the periods ending October 1, 2022. As such, the results of the Technology segment have been reclassified and presented as discontinued operations for the periods ending October 2, 2021.

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

Cash provided by financing activities was approximately $3.5 million for the 39 weeks ended October 1, 2022, and was primarily due to the proceeds from the new credit facility, as discussed in Note 16 above. Cash provided by financing activities was approximately $7.6 million for the 39 weeks ended October 2, 2021 primarily due to net proceeds received from an equity financing in the amount approximately $5.5 million.

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

We acknowledge that we continue to face a challenging competitive environment as we continue to focus on our overall profitability, including managing expenses. We reported net income of approximately $8.1 million and a net loss of approximately $5.4 million, respectively, for the 39 weeks ended October 1, 2022 and October 2, 2021. In addition, the Company has total current assets of approximately $9.4 million and total current liabilities of approximately $23.8 million resulting in a net negative working capital of approximately $14.5 million as of October 1, 2022.

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