Form 10-Q
period 2023-04-01
JanOne Inc.
filed 2023-05-22
CIK 862861

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 1, 2023

or

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

As of May 19, 2023, there were 3,614,937 outstanding shares of the registrant’s common stock, with a par value of $0.001.

JANONE INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

JANONE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per-share amounts)

	April 1, 2023	December 31, 2022
	(Unaudited)
Assets
Cash and cash equivalents	$353	$61
Trade and other receivables, net	15	106
Prepaid expenses and other current assets	269	394
Current assets from discontinued operations	—	8,612
Total current assets	637	9,173
Intangible assets - Soin, net	18,930	19,293
Other intangible assets, net	4	4
Note receivable- SPYR, net	9,175	8,974
Note receivable - VM7, net	6,052	—
Marketable securities	162	315
Deposits and other assets	16	18
Other assets from discontinued operations	—	8,979
Total assets	$34,976	$46,756
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$2,664	$2,276
Accrued liabilities - other	744	1,006
Short–term debt	69	274
Current liabilities from discontinued operations	—	20,382
Total current liabilities	3,477	23,938
Deferred income taxes, net	3,153	—
Other noncurrent liabilities	276	241
Noncurrent liabilities from discontinued operations	—	5,760
Total liabilities	6,906	29,939
Commitments and contingencies (Note 12)
Mezzanine equity
Convertible preferred stock, series S - par value $0.001 per share 200,000 authorized, 100,000 and 100,000 shares issued and outstanding at April 1, 2023 and December 31, 2022, respectively	14,510	14,510
Stockholders' equity:
Preferred stock, series A - par value $0.001 per share 2,000,000 authorized, 222,588 and 222,588 shares issued and outstanding at April 1, 2023 and December 31, 2022, respectively	—	—
Common stock, par value $0.001 per share, 10,000,000 shares authorized, 3,614,937 and 2,827,410 shares issued and outstanding at April 1, 2023 and at December 31, 2022, respectively	3	2
Additional paid-in capital	46,294	45,748
Accumulated deficit	(32,737)	(42,822)
Accumulated other comprehensive loss	—	(621)
Total stockholders' equity	13,560	2,307
Total liabilities and stockholders' equity	$34,976	$46,756

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JANONE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

(Dollars in thousands, except per-share)

	For the Thirteen Weeks Ended
	April 1, 2023	April 2, 2022
Revenues	$—	$—
Cost of revenues	—	—
Gross profit	—	—
Operating expenses:
Selling, general and administrative expenses	1,099	681
Operating loss	(1,099)	(681)
Other income (expense):
Interest income (expense), net	475	(2)
Gain on litigation settlement, net	—	1,950
Unrealized loss on marketable securities	(247)	—
Gain on reversal of contingency loss	—	637
Other income, net	(18)	715
Total other income, net	210	3,300
Income (loss) from continuing operations before provision for income taxes	(889)	2,619
Income tax benefit	(227)	—
Net income (loss) from continuing operations	(662)	2,619
Gain (loss) from discontinued operations (including a $15.8 million gain on sale)	13,976	(1,405)
Income tax provision for discontinued operations	3,229	3
Net income (loss) from discontinued operations	10,747	(1,408)
Net income	$10,085	$1,211
Net income (loss) per share:
Net income (loss) per share from continuing operations, basic	$(0.21)	$0.93
Net income (loss) per share from continuing operations, diluted	$(0.21)	$0.80
Net income (loss) per share from discontinued operations, basic	$3.36	$(0.50)
Net income (loss) per share from discontinued operations, diluted	$3.36	$(0.43)
Net income per share, basic	$3.15	$0.43
Net income per share, basic	$3.15	$0.37
Weighted average common shares outstanding:
Basic	3,199,061	2,827,410
Diluted	3,199,061	3,274,123

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JANONE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Thirteen Weeks Ended
	April 1, 2023	April 2, 2022
OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$(662)	$2,619
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	364	—
Stock based compensation expense	8	4
Accretion of note receivable discount	(230)	—
Loss on legal settlement	—	(115)
Unrealized loss on marketable securities	247	—
Gain on reversal of contingent liability	—	(637)
Changes in assets and liabilities:
Accounts receivable, net of acquisitions and dispositions	(3)	130
Prepaid expenses and other current assets, net of dispositions	125	173
Accounts payable and accrued expenses, net of dispositions	256	91
Other Assets	1	(3)
Operating cash flows provided by (used in) discontinued operations	2,320	(207)
Net cash provided by operating activities	2,426	2,055
INVESTING ACTIVITIES:
Investing cash flows used in discontinued operations	(156)	(127)
Net cash used in investing activities	(156)	(127)
FINANCING ACTIVITIES:
Proceeds from equity financing, net	368	—
Payments on short-term notes payable	(205)	(216)
Financing cash flows from discontinued operations	(2,212)	(63)
Net cash used in financing activities	(2,049)	(279)
Effect of changes in exchange rate on cash and cash equivalents	17	(41)
INCREASE IN CASH AND CASH EQUIVALENTS	238	1,608
CASH AND CASH EQUIVALENTS, beginning of period	115	705
LESS CASH OF DISCONTINUED OPERATIONS, end of period	—	(266)
CASH AND CASH EQUIVALENTS, end of period	$353	$2,047
Supplemental cash flow disclosures:
Interest paid	$117	$22
Noncash recognition of new leases	—	323

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JANONE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

(UNAUDITED)

(Dollars in thousands)

	Series A Preferred		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Equity
Balance, December 31, 2022	222,588	$—	3,150,230	$2	$45,748	$(42,822)	$(621)	$2,307
Share based compensation	—	—	—	—	8	—	—	8
Common stock issued for equity financing	—	—	361,000	1	368	—	—	369
Common stock issued for legal settlement			103,707	—	170	—	—	170
Other comprehensive income	—	—	—	—	—	—	621	621
Net income	—	—	—	—	—	10,085	—	10,085
Balance, April 1, 2023	222,588	$—	3,614,937	$3	$46,294	$(32,737)	$—	$13,560

	Series A Preferred		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Deficit
Balance, January 1, 2022	238,729	$—	2,827,410	$2	$45,743	$(53,804)	$(617)	$(8,676)
Share based compensation	—	—	—	—	4	—	—	4
Other comprehensive income	—	—	—	—	—	(8)	(41)	(49)
Net Income	—	—	—	—	—	1,211	—	1,211
Balance, April 2, 2022	238,729	$—	2,827,410	$2	$45,747	$(52,601)	$(658)	$(7,510)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Note 1: Background

The accompanying consolidated financial statements include the accounts of JanOne Inc., a Nevada corporation, and its subsidiaries (collectively the “Company” or “JanOne”).

The Company had three operating segments – Biotechnology, Recycling, and Technology. In connection with the sale of GeoTraq, Inc. (“GeoTraq”) and the sale of ARCA Recycling, Inc. (“ARCA Recycling”) (see Note 18), the accounts for the Recycling and Technology segments have been presented as discontinued operations in the accompanying consolidated financial statements (see Note 3).

Biotechnology

During September 2019, JanOne, through its biotechnology segment, broadened its business perspectives to become a pharmaceutical company focused on finding treatments for conditions that cause severe pain and bringing to market drugs with non-addictive pain-relieving properties. Effective December 28, 2022, the Company acquired Soin Therapeutics LLC, a Delaware limited liability company (“STLLC”), and its product, a patent-pending, novel formulation of low-dose naltrexone, (“JAN123”). The product is being developed for the treatment of Complex Regional Pain Syndrome (CRPS), an indication that causes severe, chronic pain generally affecting the arms or legs. At present, there are no truly effective treatments for CRPS. Because of the relatively small number of patients afflicted with CRPS, the FDA has granted Orphan Drug Designation for any product approved for treatment of CRPS. This designation will provide the Company with tax credits for its clinical trials, exemption of user fees, and the potential of seven years of market exclusivity following approval. In addition, development of orphan drugs currently also involves smaller trials and quicker times to approval, given the limited number of patients available to study. However, there can be no assurance that the product will receive FDA approval or that it will result in material sales.

Recycling

ARCA Recycling was the Company’s Recycling segment and provides turnkey recycling services for electric utility energy efficiency programs in the United States. ARCA Canada Inc. (“ARCA Canada”) provides turnkey recycling services for electric utility energy efficiency programs in Canada. Customer Connexx, LLC (“Connexx”) provides call center services for ARCA Recycling and ARCA Canada. On March 9, 2023, retroactive to March 1, 2023, the Company entered into a Stock Purchase Agreement with VM7 Corporation, a Delaware corporation, under which the Buyer agreed to acquire all of the outstanding equity interests of (a) ARCA Recycling, Inc., a California corporation, (b) Customer Connexx LLC, a Nevada limited liability company, and (c) ARCA Canada Inc., a corporation organized under the laws of Ontario, Canada (“ARCA Canada”; and, together with ARCA and Connexx, the “Subsidiaries”). The principal of the Buyer is Virland A. Johnson, our Chief Financial Officer. The sale of all of the outstanding equity interests of the Subsidiaries to the Buyer under the Purchase Agreement was consummated simultaneously with the execution of the Purchase Agreement (see Note 17). The Company's Board of Directors unanimously approved the Purchase Agreement and the Disposition Transaction. In connection with the disposition of ARCA Recycling, accounts for the Recycling segment have been presented as discontinued operations in the accompanying consolidated financial statements (see Note 3).

Technology

GeoTraq Inc. (“GeoTraq”) was the Company’s Technology segment. On May 24, 2022, the Company entered into an Asset Purchase Agreement with SPYR Technologies Inc., pursuant to which the Company sold to SPYR substantially all the assets and none of the liabilities of its wholly-owned subsidiary GeoTraq Inc. The aggregate purchase price for the GeoTraq Assets was $13.5 million, payable in cash and shares of SPYR’s common stock. As of the closing of the transaction on May 24, 2022, SPYR issued to the Company 30,000,000 shares of its common stock at $0.03 per share, and delivered a five-year Promissory Note in the principal amount of $12.6 million. The Promissory Note bears simple interest at the rate of 8% per annum, provides quarterly interest payments due the first day of each calendar quarter, and may be prepaid at any time without penalty. Quarterly interest payments may be made in cash or in SPYR's restricted common stock. The Promissory Note matures on May 23, 2027.

The Company reports on a 52- or 53-week fiscal year. The Company’s 2022 fiscal year (“2022”) ended on December 31, 2022, and the current fiscal year (“2023”) will end on December 30, 2023.

Going concern

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business, however, the issues described below raise substantial doubt about the Company’s ability to do so.

The Company currently faces a challenging competitive environment and is focused on improving its overall profitability, which includes managing expenses. The Company reported a net loss from continuing operations of approximately $640,000 for the 13 weeks ended April 1, 2023. Additionally, as of April 1, 2023, the Company has total current assets of approximately $637,000 and total current liabilities of approximately $3.5 million resulting in a net negative working capital of approximately $2.8 million. Cash provided by operations from continuing operations was approximately $128,000. Additionally, stockholders' equity, as of April 1, 2023, is approximately $13.6 million.

The Company intends to fund operations by using cash on hand and monthly receipts in connection with the sale of its Subsidiaries and funds received from approved Employee Retention Credits (“ERC’s”) (see Note 18). The Company has approximately $69,000 in debt recorded in associated with the financing of its insurance policies. The Company intends to raise funds to support future development of JAN 123 and JAN 101 either through capital raises or structured arrangements. However, the success of such funding cannot be assured.

The ability of the Company to continue as a going concern is dependent upon the success of future capital raises or structured settlements to fund the required testing to obtain FDA approval of JAN 123 and JAN 101, as well as to fund its day-to-day operations. Such approval is contingent on several factors and no assurance can be provided that approval will be obtained. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. While the Company will actively pursue these additional sources of financing, management cannot make any assurances that such financing will be secured or FDA approvals will be obtained.

Note 2: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information and notes required for complete financial statements prepared in conformity with U.S. GAAP. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. However, the Company’s results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2022.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Financial Statement Reclassification

Certain account balances from prior periods have been reclassified in these consolidated financial statements to conform to current period classifications. The prior year amounts have also been modified in these financial statements to properly report amounts under current operations and discontinued operations (see Note 3).

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

Significant estimates made in connection with the accompanying consolidated financial statements include the fair values in connection with the GeoTraq promissory note, Series S convertible preferred stock issued in the Soin merger, and the receivable in connection with the sale of ARCA, analysis of other intangibles and long-lived assets for impairment, valuation allowance against deferred tax assets, lease terminations, and estimated useful lives for intangible assets and property and equipment.

Financial Instruments

Financial instruments consist primarily of cash equivalents, trade and other receivables, notes receivable, and obligations under accounts payable, accrued expenses and notes payable. The carrying amounts of cash equivalents, trade receivables and other receivables, accounts payable, accrued expenses and short-term notes payable approximate fair value because of the short maturity of these instruments. The fair value of the long-term debt is calculated based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements, unless quoted market prices were available (Level 2 inputs). The carrying amounts of long-term debt at December 31, 2022 approximate fair value. The Company has no long-term debt as of April 1, 2023 due to the disposition of ARCA Recycling (see Note 18).

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which introduces a new approach to estimate credit losses on certain types of financial instruments based on expected losses instead of incurred losses. It also modifies the impairment model for available-for-sale debt securities and provides a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU No. 2016-13 is effective for smaller reporting companies for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years. Early adoption is permitted. The Company has adopted this new accounting standard, however, as of 13 weeks ended April 1, 2023, there is no material impact on our Consolidated Financial Statements and related disclosures.

Note 3: Discontinued Operations

As of April 1, 2023, the Company discontinued operations of its Recycling and Technology segments as follows:

On March 9, 2023, the Company executed a Stock Purchase Agreement with VM7 Corporation, a Delaware corporation, under which, as of March 1, 2023, the Buyer agreed to acquire all of the outstanding equity interests of (a) ARCA Recycling, Inc., a California corporation, (b) Customer Connexx LLC, a Nevada limited liability company, and (c) ARCA Canada Inc., a corporation organized under the laws of Ontario, Canada (“ARCA Canada”; and, together with ARCA and Connexx, the “Subsidiaries”). The principal of the Buyer is Virland A. Johnson, our Chief Financial Officer. The sale of all of the outstanding equity interests of the Subsidiaries to the Buyer under the Purchase Agreement was consummated simultaneously with the execution of the Purchase Agreement (see Note 18).

On May 24, 2022, the Company entered into an Asset Purchase Agreement with SPYR Technologies Inc., pursuant to which the Company sold to SPYR substantially all the assets and none of the liabilities of its wholly-owned subsidiary GeoTraq Inc. No GeoTraq assets or liabilities were included in discontinued operations at December 31, 2022.

In accordance with the provisions of ASC 205-20, the Company has separately reported the assets and liabilities of the discontinued operations in the consolidated balance sheets. The assets and liabilities have been reflected as discontinued operations in the consolidated balance sheets as of December 31, 2022, and consist of the following:

December 31, 2022
Assets from discontinued operations
Cash and cash equivalents	$53
Trade and other receivables, net	7,816
Inventories	366
Prepaid expenses and other current assets	377
Total current assets from discontinued operations	8,612
Property and equipment, net [1]	2,705
Right of use asset - operating leases	5,290
Intangible assets, net [2]	735
Deposits and other assets	249
Total other assets from discontinued operations	8,979
Total assets from discontinued operations	$17,591
Liabilities from discontinued operations
Accounts payable	$4,423
Accrued liabilities - other [3]	3,278
Accrued liability - California sales taxes [4]	6,264
Lease obligation short-term - operating leases	1,631
Short term debt [5]	4,172
Current portion of note payable	381
Related party note	233
Total current liabilities from discontinued operations	20,382
Lease obligation long-term - operating leases	3,816
Notes payable - long-term portion [6]	1,339
Long-term portion related party note payable [7]	605
Total noncurrent liabilities from discontinued operations	5,760
Total liabilities from discontinued operations	$26,142

1 The Company's property and equipment consisted of the following:

	Useful Life (Years)	December 31, 2022
Buildings and improvements	3-30	$85
Equipment	3-15	3,915
Projects under construction		1,447
Property and equipment		5,447
Less accumulated depreciation		(2,742)
Total property and equipment, net, from discontinued operations		$2,705

Depreciation expense was $60,000 and $79,000 for the 13 weeks ended April 1, 2023 and April 2, 2022, respectively.

2 The Company's intangible assets consisted of the following:

December 31, 2022
Patent and domains	$19
Computer software	1,682
Intangible assets	1,701
Less accumulated amortization	(966)
Total intangible assets	$735

Amortization expense was $36,000 and $54,000 for the 13 weeks ended April 1, 2023 and April 2, 2022, respectively.

3 The Company's accrued liabilities consisted of the following:

December 31, 2022
Compensation and benefits	$685
Contract liability	290
Accrued incentive and rebate checks	2,037
Accrued taxes	219
Other	47
Total accrued expenses	$3,278

Historically the Company operated its recycling business in fourteen states in the U.S. and in various provinces in Canada. From time to time, the Company is subject to sales and use tax audits that could result in additional taxes, penalties and interest owed to various taxing authorities.

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

On April 13, 2017 the Company received the formal CDTFA assessment for sales tax for tax years 2011, 2012, and 2013 in the amount of approximately $4.1 million plus applicable interest of $500,000 related to the appliance replacement programs that the Company administered on behalf of its customers on which it did not assess, collect or remit sales tax. The Company has appealed this assessment to the CDTFA Appeals Bureau. The appeal remains in process. Interest has continued to accrue until the matter is settled.

4 The Company's accrual relating to the California sales tax assessment consisted of the following:

December 31, 2022
Accrued liability - CA sales tax assessment	$4,132
Accrued liability - interest on CA sales tax assessment	2,132
Total	$6,264

5 The Company's short-term debt consisted of the following:

December 31, 2022
Gulf Coast Bank and Trust Company	$4,206
Gulf Coast Bank and Trust Company loan origination fees	(34)
Total	$4,172

6 The Company's long-term debt consisted of the following:

December 31, 2022
KLC Financial	$1,781
KLC Financial loan origination fees	(61)
Total	1,720
Less current portion	(381)
Total	$1,339

Related Party ICG Note

On August 28, 2019, ARCA Recycling entered into and delivered to Isaac Capital Group LLC (“ICG”) a secured revolving line of credit promissory note, whereby ICG agreed to provide ARCA Recycling with a $2.5 million revolving credit facility (the “ICG Note”). The ICG Note originally matured on August 28, 2020. On August 25, 2020, the ICG Note was amended to extend the maturity date to December 31, 2020. On March 30, 2021, ARCA Recycling entered into a Second Amendment and Waiver (the “Second Amendment”) to the ICG Note to further extend the maturity date to August 18, 2021 and waive certain defaults under the ICG Note. The ICG Note bears interest at 8.75% per annum and provides for the payment of interest, monthly in arrears. ARCA Recycling will pay a loan fee of 2.0% on each borrowing made under the ICG Note. In connection with entering into the ICG Note, the Borrower also entered into a security agreement in favor of the Lender, pursuant to which ARCA Recycling granted a security interest in all of its assets to the Lender.

The obligations of ARCA Recycling under the ICG Note are guaranteed by the Company. The foregoing transaction did not include the issuance of any shares of the Company’s common stock, warrants, or other derivative securities. As of January 1, 2022, the balance due on ICG Note was $1.0 million. Beginning in April 2022, the revolving credit facility was converted to a term note that amortized ratably through its maturity date of March 2026. The principal amount of the note was $1.0 million, and was to bear interest at 8.75% per annum. Monthly payments on this note were approximately $24,767. ICG is a record and beneficial owner of 13.9% of the outstanding common stock of the Company. Jon Isaac is the manager and sole member of ICG, and the son of Tony Isaac, the Chief Executive Officer of JanOne and, previously, ARCA Recycling.

7 The Company's related party debt consisted of the following:

December 31, 2022
Isaac Capital Group LLC	$838
Total	838
Less current portion	(233)
Total	$605

In accordance with the provisions of ASC 205-20, the Company has not included in the results of continuing operations the results of operations of the discontinued operations in the consolidated statements of operations and comprehensive income (loss). The results of operations for these entities for the 13 weeks ended April 1, 2023 and April 2, 2022 have been reflected as discontinued operations in the consolidated statements of operations and comprehensive income (loss) and consist of the following:

	13 weeks ended
	April 1, 2023	April 2, 2022
Revenues	$3,795	$9,324
Cost of revenues	3,992	7,471
Gross profit	(197)	1,853
Operating expenses from discontinued operations:
Selling, general and administrative expenses	$(14,355)	$2,263
Total operating expenses from discontinued operations	(14,355)	2,263
Operating loss from discontinued operations	14,158	(410)
Other income (expense) from discontinued operations
Interest expense, net	(181)	(190)
Loss on litigation settlement		(115)
Other expense, net	(1)	(690)
Total other income (loss), net	(182)	(995)
Income (loss) before provision for income taxes from discontinued operations	13,976	(1,405)
Income tax provision	3,229	3
Net income (loss) from discontinued operations	$10,747	$(1,408)

In accordance with the provisions of ASC 205-20, the Company has separately reported the cash flow activity of the discontinued operations in the consolidated statements of cash flows. The cash flow activity from discontinued operations for the 13 weeks ended April 1, 2023 and April 2, 2022 have been reflected as discontinued operations in the consolidated statements of cash flows and consist of the following:

	13 weeks ended
	April 1, 2023	April 2, 2022
DISCONTINUED OPERATING ACTIVITIES:
Net income (loss) from discontinued operations	10,747	(1,408)
Depreciation and amortization	96	133
Amortization of debt issuance costs	11	3
Amortization of right-of-use assets	53	(16)
Change in deferred taxes	3,229	—
Gain on sale of ARCA, net of cash	(15,967)	—
Changes in assets and liabilities:
Accounts receivable	2,932	(740)
Inventories	299	(40)
Prepaid expenses and other current assets	55	19
Accounts payable and accrued expenses	866	1,802
Other assets	(1)	40
Net cash provided by (used in) operating activities from discontinued operations	$2,320	$(207)
DISCONTINUED INVESTING ACTIVITIES:
Purchases of property and equipment	(123)	(127)
Purchase of intangible assets	(33)	—
Net cash used in investing activities from discontinued operations	$(156)	$(127)
DISCONTINUED FINANCING ACTIVITIES:
Proceeds from note payable	5,162	—
Payment on related party note	(38)	—
Proceeds from issuance of short term notes payable	(7,291)	—
Payments on notes payable	(45)	(63)
Net cash used in financing activities from discontinued operations	$(2,212)	$(63)
Effect of changes in exchange rate on cash and cash equivalents	(5)	(41)
DECREASE IN CASH AND CASH EQUIVALENTS	(53)	(438)
CASH AND CASH EQUIVALENTS, beginning of period	53	704
CASH AND CASH EQUIVALENTS, end of period	$—	$266

Note 4: Trade and other receivables

The Company’s trade and other receivables as of April 1, 2023 and December 31, 2022, respectively, were as follows (in $000’s):

	April 1, 2023	December 31, 2022
Trade and other receivables, net, from discontinued operations	$—	$7,816
Other receivables	15	106
Trade and other receivables, net	$15	$7,922

Note 5: Prepaids and other current assets

Prepaids and other current assets as of April 1, 2023 and December 31, 2022 consist of the following (in $000’s):

	April 1, 2023	December 31, 2022
Prepaid insurance	$87	$364
Prepaid other	182	30
Prepaid expenses from discontinued operations	—	377
Total prepaid expenses and other current assets	$269	$771

Note 6: Note receivable

SPYR Note

On May 24, 2022, the Company entered into an Asset Purchase Agreement with SPYR Technologies Inc. (“SPYR”), pursuant to which the Company sold to SPYR substantially all of the assets and none of the specified liabilities of GeoTraq. In connection with the Purchase Agreement, SPYR delivered to the Company a five-year Promissory Note in the initial principal amount of $12.6 million. The Promissory Note bears simple interest at the rate of 8% per annum, provides quarterly interest payments due on the first day of each calendar quarter, and may be prepaid at any time without penalty. Interest payments may be remitted in either restricted shares of common stock of SPYR, or in cash. The Promissory Note matures on May 24, 2027. As of April 1, 2023, the Company has accrued receivables of approximately $249,000 in interest income related to the Promissory Note.

In connection with the asset sale, the Company engaged a third-party valuation firm to assess the fair value of the consideration received. Based on the valuation, the Promissory Note (“Note”) was initially valued at approximately $11.3 million, but was revised to be approximately $9.5 million upon review of the original valuation by the Company. The amount of the revised discount amount, or approximately $3.2 million, was recorded as an offset to the principal amount of the Note, and will be accreted ratably to interest income over the term of the Note. No charges against income relating to the value of the Note have been recorded for the 13 weeks ended April 1, 2023. The Company will continue to review SPYR's financial trends going further to determine whether additional charges against income should occur.

The balance appearing on the Company's consolidated balance sheets represents the principal balance of the Promissory Note, net of the discount balance. During the 13 weeks ended April 1, 2023 and April 2, 2022, approximately $201,000 and $0.00, respectively, of the discount was recorded as interest income. As of April 1, 2023, the net carrying value of the Note was approximately $9.2 million.

VM7 Note

On March 9, 2023, the Company entered into a Stock Purchase Agreement with VM7 Corporation, a Delaware corporation, under which the Buyer agreed to acquire all of the outstanding equity interests of (a) ARCA Recycling, Inc., a California corporation, (b) Customer Connexx LLC, a Nevada limited liability company, and (c) ARCA Canada Inc., a corporation organized under the laws of Ontario, Canada (“ARCA Canada”; and, together with ARCA and Connexx, the “Subsidiaries”). The principal of the Buyer is Virland A. Johnson, our Chief Financial Officer. The sale of all of the outstanding equity interests of the Subsidiaries to the Buyer under the Purchase Agreement was consummated simultaneously with the execution of the Purchase Agreement. The Company's Board of Directors unanimously approved the Purchase Agreement and the Disposition Transaction. The Stock Purchase Agreement is retroactive to March 1, 2023 (see Note 18).

The minimum consideration to be received by the Company from the Disposition Transaction, as discussed above, is $1.6 million per year for 15 years, or $24.0 million in the aggregate, plus cash of $3,000 paid at close. In connection with the Disposition Transaction, the Company used a discount rate of 20% when it valued the aggregate minimum consideration. Management determined that discount rate appropriately addresses any risk that the minimum payments would not be received. The valuation, factoring in that discount rate, yielded a present value of approximately $6.0 million, which, in addition to the $3,000 paid at close, comprises the approximately $6.0 million of net consideration. The amount of the revised discount amount, or approximately $18.0 million, was recorded as an offset to the principal amount of the Note, and will be accreted ratably to interest income over the term of the Note. As of April 1, 2023, the net carrying value of the note was approximately $6.1 million.

Note 7: Intangible Assets

Intangible assets as of April 1, 2023 and December 31, 2022 consist of the following (in $000’s):

	April 1, 2023	December 31, 2022
Patent and domains	$4	$4
Soin intangibles *	$19,293	$19,293
Computer software	3,563	3,563
Intangible assets from discontinued operations	—	735
Intangible assets	22,860	23,595
Less accumulated amortization	(3,926)	(3,563)
Total intangible assets	$18,934	$20,032

*The Soin intangibles acquired by the Company consist of the following:

1.
Three pending patents related to the methods of using low-dose Naltrexone to treat chronic pain;
2.
Final formula for Naltrexone; and

3.
Orphan drug designation as approved by the FDA.

Intangible amortization expense from continuing operations was $363,000 and $0 for the 13 weeks ended April 1, 2023 and April 2, 2022.

Note 8: Deposits and other assets

Deposits and other assets as of April 1, 2023 and December 31, 2022 consist of the following (in $000’s):

	April 1, 2023	December 31, 2022
Deposits and other assets from discontinued operations	$—	$249
Other	16	18
Total deposits and other assets	$16	$267

Note 9: Accrued Liabilities

Accrued liabilities as of April 1, 2023 and December 31, 2022 consist of the following (in $000’s):

	April 1, 2023	December 31, 2022
Compensation and benefits	$101	$81
Accrued guarantees	130	130
Accrued taxes	47	5
Accrued litigation settlement	340	510
Other	126	280
Accrued expenses from discontinued operations	—	3,278
Total accrued expenses	$744	$4,284

Note 10: Income Taxes

The Company recorded an income tax benefit from continuing operations of approximately $227,000 and $0 for the 13 weeks ended April 1, 2023 and April 2, 2022, respectively, and an income tax expense from discontinued operations of approximately $3.2 million and $3,000 for the 13 weeks ended April 1, 2023 and April 2, 2022, respectively. The Company’s overall effective tax rate was 22.9% and 0.2% for the 13 weeks ended April 1, 2023 and April 2, 2022, respectively. The effective tax rates and related provisional tax amounts vary from the U.S. federal statutory rate primarily due to state taxes and certain non-deductible expenses.

Note 11: Short Term Debt

Short term debt and other financing obligations as of April 1, 2023 and December 31, 2022, consist of the following (in $000’s):

	April 1, 2023	December 31, 2022
AFCO Finance	$69	$274
Total short-term debt	$69	$274

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

Note 12: Commitments and Contingencies

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

The Company continues to assert that the SEC’s pursuit of this matter will not result in any benefit to investors and instead will only serve as a distraction from its core business. On October 1, 2021, the Company, filed a motion with the court to dismiss the complaint. The SEC filed its response opposing the motions on November 1, 2021.On September 7, 2022, the motions to dismiss were denied by the court. Pursuant to the automatic stay of proceedings under the Private Securities Litigation Reform Act, all discovery was stayed pending the motions to dismiss and continues to be stayed pending the June 23, 2023 mediation to which all of the parties have agreed.

The Defendants strongly dispute and deny the allegations and are vigorously defending themselves against the claims.

Skybridge

On December 29, 2016, the Company served a Minnesota state court complaint for breach of contract on Skybridge Americas, Inc. (“SA”), the Company’s primary call center vendor throughout 2015 and most of 2016. The Company sought damages in the millions of dollars as a result of alleged overcharging by SA and lost client contracts. On January 25, 2017, SA served a counterclaim for unpaid invoices in the amount of approximately $460,000 plus interest and attorneys’ fees. On March 29, 2017, the Hennepin County district court (the “District Court”) dismissed the Company’s breach of contract claim based on SA’s overuse of its Canadian call center but permitted the Company’s remaining claims to proceed. Following motion practice, on January 8, 2018 the District Court entered judgment in SA’s favor, which was amended as of February 28, 2018, for a total amount of approximately $614,000, including interest and attorneys’ fees. On March 4, 2019, the Minnesota Court of Appeals (the “Court of Appeals”) ruled and (i) reversed the District Court’s judgment in favor of Skybridge on the call center location claim and remanded the issue back to the District Court for further proceedings, (ii) reversed the District Court’s judgment in favor of Skybridge on the net payment issue and remanded the issue to the District Court for further proceedings, and (iii) affirmed the District Court’s judgment in Skybridge’s favor against the Company’s claim that Skybridge breached the contract when it failed to meet the service level agreements. As a result of the decision by the Court of Appeals, the District Court’s award of interest and attorneys’ fees, etc. was reversed. The Company and SA held a mediation session in July 2020. Trial was held in August 2020 and on February 1, 2021, the District Court assessed damages against the Company in the amount of approximately $715,000 plus interest, fees, and costs and attorneys’ fees of $475,000. In subsequent proceedings, the Appeals Court affirmed the District Court judgment. Of the total amount awarded to SA, less the funds that the Company had previously deposited with the District Court, SA remains entitled to approximately $382,000 of statutory interest, which obligation has been assumed by the Buyer in connection with the ARCA and Subsidiaries Disposition transaction (see Note 18).

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

Under the terms of the Settlement Agreement, the Company, on its own behalf and on behalf of GeoTraq and Mr. Isaac, agreed to tender to Mr. Sullivan an aggregate of $1.95 million (the “GeoTraq Settlement Consideration”) in the following manner: (i) $250,000, which was tendered in cash on or about the date of the Settlement Agreement and (ii) up to 10 quarterly installments of not less than $170,000 each that commenced on June 1, 2021, and shall continue not less frequently than every three months thereafter (the “GeoTraq Installments”). The Company may tender the GeoTraq Installments in cash or in the equivalent value of shares of its common stock (the value of the shares to be determined by a formula set forth in the Settlement Agreement), in either case at the Company's discretion. The Company may also prepay one or more GeoTraq Installments in full or in part at any time or from time to time either in cash or in shares of its common stock (a “GeoTraq Prepayment”). If the Company elects to prepay one or more GeoTraq Installments with shares of its common stock, Mr. Sullivan reserves the right not to consent to a tender thereof in excess of 50% of the value of that specific GeoTraq Prepayment; however, Mr. Sullivan is restricted in the reasons for which he can refuse to provide his written consent. The number of shares of the Company's common stock to be issued upon any GeoTraq Prepayment is determined by a different formula than the one to be utilized for a GeoTraq Installment. On March 17, 2023, the Company issued 103,707 shares of the Company's common stock as payment for its quarterly installment. As of April 1, 2023, two GeoTraq installments remain to be paid: June 30, 2023 and September 30, 2023.

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

The parties to the Settlement Agreement released and forever discharged one another from any and all known and unknown claims that were asserted or could have been asserted arising out of the GeoTraq Litigation Matters. The accrued liability for payments due to Mr. Sullivan is $340,000 and $510,000 as of April 1, 2023 and December 31, 2022, respectively.

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

Other Commitments

On December 30, 2017, the Company disposed of its retail appliance segment and sold ApplianceSmart to Live Ventures Incorporated, a related party. In connection with that sale, as of December 28, 2019, the Company accrued an aggregate amount of future real property lease payments of approximately $767,000 which represented amounts guaranteed or which may have been owed under certain lease agreements to three third party landlords in which the Company either remained the counterparty, was a guarantor, or had agreed to remain contractually liable under the lease (“ApplianceSmart Leases”). A final decree was issued by the court on February 28, 2022, upon the full satisfaction of the Plan, at which time ApplianceSmart emerged from Chapter 11. During the year ended December 31, 2022, the Company reversed approximately $637,000 of the accrual, as the Company is no longer liable for two of these guarantees upon ApplianceSmart’s emergence from bankruptcy. As of April 1, 2023, a balance of approximately $130,000 remains as an accrued liability due to an ongoing dispute concerning one of the leases.

The Company is party from time to time to other ordinary course disputes that we do not believe to be material to our financial condition as of April 1, 2023.

Note 13: Stockholders’ Equity

Common Stock: Our Articles of Incorporation authorize 200,000,000 shares of common stock that may be issued from time to time having such rights, powers, preferences and designations as the Board of Directors may determine. During the 13 weeks ended April 1, 2023 and April 2, 2022, no shares of common stock were issued in lieu of professional services.

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

As of April 1, 2023, and December 31, 2022, there were 3,614,937 and 2,827,410 shares, respectively, of common stock issued and outstanding.

Stock Options: The 2016 Plan, which replaces the 2011 Plan, authorizes the granting of awards in any of the following forms: (i) incentive stock options, (ii) nonqualified stock options, (iii) restricted stock awards, and (iv) restricted stock units, and expires on the earlier of October 28, 2026, or the date that all shares reserved under the 2016 Plan are issued or no longer available. The 2016 Plan provides for the issuance of up to 800,000 shares of common stock pursuant to awards granted under the 2016 Plan. The vesting period is determined by the Board of Directors at the time of the stock option grant. As of April 1, 2023, and December 31, 2022, 100,000 and 90,000 options were outstanding under the 2016 Plan, respectively.

The Company's 2011 Plan, which has expired, authorizes the granting of awards in any of the following forms: (i) stock options, (ii) stock appreciation rights, and (iii) other share-based awards, including but not limited to, restricted stock, restricted stock units or performance shares. As of April 1, 2023, and December 31, 2022, 20,000 were outstanding under the 2011 Plan. No additional awards will be granted under the 2011 Plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were 10,000 options granted during the 13 weeks ended April 1, 2023.

Additional information relating to all outstanding options is as follows:

		Weighted Average	Aggregate	Weighted Average Remaining
	Options Outstanding	Exercise Price	Intrinsic Value	Contractual Life
Outstanding at January 1, 2022	117,500	$7.16	$21	7.0
Cancelled/expired	(7,500)	—
Outstanding at December 31, 2022	110,000	$6.27	$—	6.5
Granted	10,000	1.53
Balance at April 1, 2023	120,000	$5.87	$—	6.5
Exercisable at April 1, 2023	115,000	$6.06	$—	6.4

The Company recognized approximately $8,000 and $4,000 of share-based compensation expense for the 13 weeks ended April 1, 2023 and April 2, 2022, respectively.

As of April 1, 2023, the Company has approximately $5,400 of unrecognized share-based compensation expense associated with stock option awards which the company expects to recognize as share-based compensation expense through Q3 2023.

Series A-1 Preferred Stock

Shares of Series A-1 Preferred Stock are convertible into the Company’s common shares at a ratio of 1:20. No shares were converted during the 13 weeks ended April 1, 2023. As of April 1, 2023 and December 31, 2022, there were 222,588 shares of Series A-1 Preferred Stock outstanding.

Note 14: Mezzanine Equity

Series S Preferred Stock

On December 28, 2022 the Company acquired Soin Therapeutics by way of merger. In connection with this transaction, with a potential value of up to $30 million, the Company tendered 100,000 shares of the Company's Series S Convertible Preferred Stock. Shares of Series S Convertible Preferred Stock are convertible into the Company’s common shares at a ratio of 1:1. As of April 1, 2023 and December 31, 2022, there were 100,000 shares of Series S Convertible Preferred Stock outstanding.

Note 15: Earnings Per Share

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

The following table presents the computation of basic and diluted net income (loss) per share (in $000’s, except share and per–share data):

	For the Thirteen Weeks Ended
	April 1, 2023	April 2, 2022
Continuing Operations
Basic
Net income (loss) from continuing operations	$(662)	$2,619
Weighted average common shares outstanding	3,199,061	2,827,410
Basic income (loss) per share from continuing operations	$(0.21)	$0.93
Diluted
Net income (loss) from continuing operations	$(662)	$2,619
Weighted average common shares outstanding	3,199,061	3,274,123
Diluted income (loss) per share from continuing operations	$(0.21)	$0.80
Discontinued Operations
Basic
Net income (loss) from discontinued operations	$10,747	$(1,408)
Weighted average common shares outstanding	3,199,061	2,827,410
Basic income (loss) per share from discontinued operations	$3.36	$(0.50)
Diluted
Net income (loss) from discontinued operations	$10,747	$(1,408)
Weighted average common shares outstanding	3,199,061	3,274,123
Diluted income (loss) per share from discontinued operations	$3.36	$(0.43)
Total
Basic
Net income	$10,085	$1,211
Weighted average common shares outstanding	3,199,061	2,827,410
Basic income per share	$3.15	$0.43
Diluted
Net income	$10,085	$1,211
Weighted average common shares outstanding	3,199,061	3,274,123
Diluted income per share	$3.15	$0.37

Potentially dilutive securities totaling 120,000 and 116,500 were excluded from the calculation of diluted earnings per share for the 13 weeks ended April 1, 2023 and April 2, 2022, respectively, because the effects were anti-dilutive based on the application of the treasury stock method. Additionally, 222,588 shares of Series A-1 Preferred Stock, convertible into approximately 4.5 million of the Company’s common shares, and 100,000 shares of Series S Preferred Stock, convertible into 100,000 of the Company's commons shares, were excluded from the calculation of diluted earnings per share as, by agreement, these shares could not be converted as of April 1, 2023.

Note 16: Segment Information

The Company operates through its biotechnology segment for continuing operations. The biotechnology segment commenced operations in September 2019 and is focused on development of new and innovative solutions for ending the opioid epidemic ranging from digital technologies to educational advocacy. The recycling segment included all fees charged and costs incurred for collecting, recycling and installing appliances for utilities and other customers. The recycling segment also included byproduct revenue, which was primarily generated through the recycling of appliances. The technology segment designed wireless modules to connect devices to the Mobile Internet of Things (“IoT”) which contained location-based service (“LBS”) capabilities and can interface to external sensors to allow them to communicate both sensor status and position information. The nature of products, services and customers for each segment varies significantly. As such, the segments are managed separately. Our Chief Executive Officer has been identified as the Chief Operating Decision Maker (“CODM”). The CODM evaluates performance and allocates resources based on sales and income from operations of each segment. Operating loss represents revenues less cost of revenues and operating expenses, including certain allocated selling, general and administrative costs. There are no intersegment sales or transfers. As discussed above (see Note 3), the recycling and technology are being presented as discontinued operations for the 13 weeks ended April 1, 2023 and April 2, 2022.

The following tables present our segment information for the 13 weeks ended April 1, 2023 and April 2, 2022 (in $000's):

	Thirteen Weeks Ended
	April 1, 2023	April 2, 2022
Revenues
Biotechnology	$—	$—
Discontinued operations	3,795	9,324
Total Revenues	$3,795	$9,324
Gross profit
Biotechnology	$—	$—
Discontinued operations	(197)	1,853
Total Gross profit	$(197)	$1,853
Operating loss
Biotechnology	$(1,099)	$(681)
Discontinued operations	14,158	(410)
Total Operating loss	$13,059	$(1,091)
Depreciation and amortization
Biotechnology	$364	$—
Discontinued operations	96	133
Total Depreciation and amortization	$460	$133
Interest (income) expense, net
Biotechnology	$(475)	$2
Discontinued operations	181	190
Total Interest expense, net	$(294)	$192
Net income (loss) before income taxes
Biotechnology	$(867)	$2,619
Discontinued operations	13,976	(1,405)
Total Net income before income taxes	$13,109	$1,214

Note 17: Related Parties

Shared Services

Tony Isaac, the Company’s Chief Executive Officer, is the father of Jon Isaac, President and Chief Executive Officer of Live Ventures Incorporated (“Live Ventures”) and managing member of Isaac Capital Group LLC (“ICG”), a greater than 5% stockholder of the Company. Tony Isaac, Chief Executive Officer, and Richard Butler, Board of Directors member of the Company, are members of the Board of Directors of Live Ventures. The Company also shares certain executive, accounting and legal services with Live Ventures. The total services shared were approximately $32,000 and $72,000 for the 13 weeks ended April 1, 2023 and April 2, 2022, respectively. Customer Connexx rents approximately 9,900 square feet of office space from Live Ventures in Las Vegas, Nevada. The total rent and common area expense was approximately $36,000 and $62,000 for the 13 weeks ended April 1, 2023 and April 2, 2022, respectively.

Sale of ARCA and Connexx

On March 9, 2023, the Company entered into a Stock Purchase Agreement with VM7 Corporation, a Delaware corporation, under which the Buyer agreed to acquire all of the outstanding equity interests of (a) ARCA Recycling, Inc., a California corporation, (b) Customer Connexx LLC, a Nevada limited liability company, and (c) ARCA Canada Inc., a corporation organized under the laws of Ontario, Canada (“ARCA Canada”; and, together with ARCA and Connexx, the “Subsidiaries”). The principal of the Buyer is Virland A. Johnson, our Chief Financial Officer. The sale of all of the outstanding equity interests of the Subsidiaries to the Buyer under the Purchase Agreement was consummated simultaneously with the execution of the Purchase Agreement. The Company's Board of Directors unanimously approved the Purchase Agreement and the Disposition Transaction. The Stock Purchase Agreement is retroactive to March 1, 2023 (see Note 18).

Note 18. Sale of ARCA and Subsidiaries

On March 9, 2023, the Company entered into a Stock Purchase Agreement with VM7 Corporation, a Delaware corporation, under which the Buyer agreed to acquire all of the outstanding equity interests of (a) ARCA Recycling, Inc., a California corporation, (b) Customer Connexx LLC, a Nevada limited liability company, and (c) ARCA Canada Inc., a corporation organized under the laws of Ontario, Canada (“ARCA Canada”; and, together with ARCA and Connexx, the “Subsidiaries”). The principal of the Buyer is Virland A. Johnson, our Chief Financial Officer. The sale of all of the outstanding equity interests of the Subsidiaries to the Buyer under the Purchase Agreement was consummated simultaneously with the execution of the Purchase Agreement. The Company's Board of Directors unanimously approved the Purchase Agreement and the Disposition Transaction. The Stock Purchase Agreement is retroactively effective as of March 1, 2023.

The economic aspects of the Disposition Transaction are: (i) the Company reduced the liabilities on its consolidated balance sheets by approximately $17.6 million, and includes those liabilities related to the California Business Fee and Tax Division; (ii) the Company will receive not less than $24.0 million in aggregate monthly payments from the Buyer, which payments are subject to potential increase due to the Subsidiaries’ future performance; and (iii) during the next five years, the Company may request that the Buyer prepay aggregate monthly payments in the aggregate amount of $1 million. The Company also received one thousand dollars for the equity of each of the Subsidiaries at the closing. Each monthly payment is to be the greater of (a) $140,000 (or $100,000 for each January and February during the 15-year payment period) or (b) a monthly percentage-based payment, which is an amount calculated as follows: (i) 5% of the Subsidiaries’ aggregate gross revenues up to $2,000,000 for the relevant month, plus (ii) 4% of the Subsidiaries’ aggregate gross revenues between $2,000,000 and $3,000,000 for the relevant month, plus (iii) 3% of the Subsidiaries aggregate gross revenues over $3,000,000 for the relevant month. The Buyer will receive credit toward the payment of the first monthly payment (March of 2023) for any payments, distributions, or cash dividends paid by any of the Subsidiaries to the Seller on or after March 9, 2023. Additionally, upon settlement of the continuing dispute between ARCA and the California Business Fee and Tax Division (as to which settlement, there can be no assurance), ARCA will pay to the Company 50% of the amount of the reduction between the current assessment and any such settlement. Further, ARCA and Connexx are due to receive from the Internal Revenue Service two payments in the aggregate amount of approximately $931,000 in connection with the Employee Retention Credit provisions of the Coronavirus Aid, Relief, and Economic Security Act and the Taxpayer Certainty and Disaster Tax Relief Act of 2020. ARCA and Connexx have received these two ERC payments and, as of April 1, 2023, have paid $454,000 to the Company. The balance of the ERC payments due, as of April 1, 2023, was $477,000.

The minimum consideration to be received by the Company from the Disposition Transaction, as discussed above, is $1.6 million per year for 15 years, or $24.0 million in the aggregate, plus cash of $3,000 paid at close. In connection with the Disposition Transaction, the Company used a discount rate of 20% when it valued the aggregate minimum consideration. Management determined that discount rate appropriately addresses any risk that the minimum payments would not be received. The valuation, factoring in that discount rate, yielded a present value of approximately $6.0 million, which, in addition to the $3,000 paid at close, comprises the approximately $6.0 million of net consideration. Additionally, the calculation of the gain on disposition includes the book value in excess of assets disposed of, or approximately $9.8 million.

The following table details the calculation of the gain on sale of ARCA and subsidiaries, as shown on the income statement (in $000's):

Total minimum consideration	$6,023
Payment from buyer	3
Net consideration	$6,026
Accounts payable	5,323
Accrued liabilities	3,187
Accrued liabilities - California state sales tax	6,320
Lease liabilities	5,285
Debt	4,530
Accumulated other comprehensive loss	(604)
Total disposal of liabilities	24,041
Total consideration	30,067
Cash	145
Accounts receivable	4,884
Inventory	67
Property, plant and equipment	2,767
Intangible assets	732
Right-of-use assets	5,075
Other assets	574
Total disposal of assets	14,244
Total gain on sale	$15,823

Note 19. Subsequent event

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

Overview

We are focused on finding treatments for conditions that cause severe pain and bringing to market drugs with non-addictive pain-relieving properties. In addition, through our now-sold subsidiaries ARCA Recycling, Connexx, and ARCA Canada, we were engaged in the business of recycling major household appliances in North America by providing turnkey appliance recycling and replacement services for utilities and other sponsors of energy efficiency programs. Also, through our now-sold GeoTraq Inc. subsidiary, we were engaged in the development, design of wireless transceiver modules with technology that provides LBS directly from global Mobile IoT networks.

During the periods disclosed in this Quarterly Report, we operated three reportable segments:

•
Biotechnology: Our biotechnology segment is focused on finding treatments for conditions that cause severe pain and bringing to market drugs with non-addictive pain-relieving properties.
•
Recycling: Our recycling segment is a turnkey appliance recycling program. We receive fees charged for recycling, replacement and additional services for utility energy efficiency programs and have established 18 Regional Processing Centers (“RPCs”) for this segment throughout the United States and Canada. On March 9, 2023, we entered into a Stock Purchase Agreement, retroactive to March 1, 2023, with VM7 Corporation, a Delaware corporation, under which the Buyer agreed to acquire all of the outstanding equity interests of our recycling segment. Consequently, the results for this segment are reported as discontinued operations for the 13 weeks ended April 1, 2023 and April 2, 2022.
•
Technology: We suspended all operations for GeoTraq, and, on May 24, 2022, sold substantially all of its assets. The results for this segment are reported as discontinued operations for the 13 weeks ended April 1, 2023 and April 2, 2022.

For the Thirteen Weeks Ended April 1, 2023 and April 2, 2022

Results of Operations

The following table sets forth certain statement of operations items and as a percentage of revenue, for the periods indicated (in $000's):

	13 Weeks Ended	13 Weeks Ended
	April 1, 2023	April 2, 2022
Statement of Operations Data:
Revenues	$—	$—
Cost of revenues	—	—
Gross profit	—	—
Selling, general and administrative expenses	1,099	681
Operating loss	(1,099)	(681)
Interest income (expense), net	475	(2)
Gain on litigation settlement	—	1,950
Unrealized loss on marketable securities	(247)	—
Gain on reversal of contingency loss	—	637
Other income, net	(18)	715
Net income (loss) before provision for income taxes	(889)	2,619
Income tax benefit	(227)	—
Net income (loss) from continuing operations	(662)	2,619
Income (loss) from discontinued operations	13,976	(1,405)
Income tax provision for discontinued operations	3,229	3
Net income (loss) from discontinued operations	10,747	(1,408)
Net income	$10,085	$1,211

The following tables set forth revenues for key product and service categories, percentages of total revenue and gross profits earned by key product and service categories and gross profit percent as compared to revenues for each key product category indicated (in $000's):

	13 Weeks Ended		13 Weeks Ended
	April 1, 2023		April 2, 2022
	Net	Percent	Net	Percent
	Revenue	of Total	Revenue	of Total
Revenue
Revenue from discontinued operations	$3,795	100.0%	$9,324	100.0%
Biotechnology	—	0.0%	—	0.0%
Total Revenue	$3,795	100.0%	$9,324	100.0%

	13 Weeks Ended		13 Weeks Ended
	April 1, 2023		April 2, 2022
	Gross	Gross	Gross	Gross
	Profit	Profit %	Profit	Profit %
Gross Profit
Gross profit from discontinued operations	$(197)	-5.2%	$1,853	19.9%
Biotechnology	—	0.0%	—	0.0%
Total Gross Profit	$(197)	-5.2%	$1,853	19.9%

Revenue

Revenue decreased by approximately $5.5 million, or 59.3%, for the 13 weeks ended April 1, 2023, as compared to the 13 weeks ended April 2, 2022. The decrease is primarily due to reduced demand and inventory availability during the 13 weeks ended April 1, 2023, as well as the disposition of our recycling segment as of March 1, 2023.

Cost of Revenue

Cost of revenue decreased by approximately $3.5 million for the 13 weeks ended April 1, 2023, as compared to the 13 weeks ended April 2, 2022. The decrease is primarily due the disposition of our recycling segment as of March 1, 2023.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased by approximately $418,000, or 61.5%, for the 13 weeks ended April 1, 2023, as compared to the 13 weeks ended April 2, 2022, primarily due to increased amortization costs relating to the Soin intangibles. This increase relates only to continuing operations.

Interest Income, net

Interest income, net increased by approximately $477,000 for the 13 weeks ended April 1, 2023, as compared to the 13 weeks ended April 2, 2022 primarily due to the accretion of discount in connection with the promissory note with SPYR and receivable from VM7 (see Note 18), as well as interest recorded on the note with SPYR.

Unrealized Loss on Marketable Securities

For the 13 weeks ended April 1, 2023, an unrealized loss on marketable securities of approximately $247,000 was recorded to mark to fair value securities received in connection to the sale of GeoTraq. There were no similar transactions for the 13 weeks ended April 2, 2022.

Segment Performance

We report our business in the following segments: Biotechnology and discontinued operations. We expect revenues and profits for our biotechnology segment to be driven by the development of pharmaceuticals that treat the root cause of pain but are non-opioid painkillers. We include Corporate expenses within the Biotechnology segment. As discussed above, we sold our Technology segment, GeoTraq, during the fiscal year ended December 31, 2022, and our Recycling segment in March 2023, and detail those results as discontinued operations below.

Operating loss by operating segment, is defined as loss before net interest expense, other income and expense, provision for income taxes ($000’s).

	13 Weeks Ended April 1, 2023			13 Weeks Ended April 2, 2022
	Biotechnology	Discontinued Operations	Total	Biotechnology	Discontinued Operations	Total
Revenue	$—	$3,795	$3,795	$—	$9,324	$9,324
Cost of revenue	—	3,992	3,992	—	7,471	7,471
Gross profit	—	(197)	(197)	—	1,853	1,853
Selling, general and administrative expense	1,099	(14,355)	(13,256)	681	2,263	2,944
Operating loss (income)	$(1,099)	$14,158	$13,059	$(681)	$(410)	$(1,091)

Biotechnology Segment

Our biotechnology segment incurred expenses of approximately $1.1 million and $681,000 related to employee costs and professional services related to research, and corporate services, as well as amortization of the Soin intangibles for the 13 weeks ended April 1, 2023 and the 13 weeks ended April 2, 2022, respectively.

Discontinued Operations

Discontinued operations consists of our Recycling segment, which was disposed of effective March 1, 2023, and our Technology segment, which was disposed of during May 2022. Revenue for the 13 weeks ended April 1, 2023, decreased by approximately $5.5 million, or 59.3%, as compared to the prior year period, which was primarily due to the disposition of our Recycling segment as of March 1, 2023.

Operating loss for the 13 weeks ended April 1, 2023, increased by approximately $1.3 million as compared to the prior year period. The increase is primarily due to the disposition of our Recycling segment as of March 1, 2023.

Liquidity and Capital Resources

Overview

As of April 1, 2023, our cash on hand was $353,000. We intend to fund operations by using cash on hand, monthly revenues from the sale of our Subsidiaries, and funds received from approved ERC’s. We intend to raise funds to support future development of JAN 123 and JAN 101 either through capital raises or structured arrangements.

Our ability to continue as a going concern is dependent upon the success of future capital raises or structured settlements to fund the required testing to obtain FDA approval of JAN 123 and JAN 101, as well as to fund our day-to-day operations. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. While we will actively pursue these additional sources of financing, management cannot make any assurances that such financing will be secured.

Cash Flows

During the 13 weeks ended April 1, 2023, cash provided by operations was approximately $2.4 million, compared to cash provided by operations of approximately $2.1 million during the 13 weeks ended April 2, 2022. Cash provided by discontinued operations during the 13 weeks ended April 1, 2023 was approximately $2.3 million, while cash provided by continuing operations was approximately $106,000. The increase in cash was primarily due to results of operations as discussed above.

Cash used in investing activities was approximately $156,000 and $127,000, respectively, for the 13 weeks ended April 1, 2023 and the 13 weeks ended April 2, 2022. Cash used in investing activities for the 13 weeks ended April 1, 2023 was all associated with discontinued operations and was related to purchases of property and equipment. Cash used in investing activities for the 13 weeks ended April 2, 2022 was all associated with discontinued operations and related to purchases of property and equipment and intangibles.

Cash used in financing activities was approximately $2.0 million for the 13 weeks ended April 1, 2023. Cash used in financing activities from discontinued operations for the 13 weeks ended April 1, 2023 was approximately $2.2 million and was primarily due to the repayment of debt obligations. Cash provided financing activities from continued operations for the 13 weeks ended April 1, 2023 was approximately $163,000 and was related to $368,000 in proceeds from equity financing, partially offset by $205,000 in debt repayments. Cash used in financing activities was approximately $279,000 for the 13 weeks ended April 2, 2022. Cash used in financing activities for the 13 weeks ended April 2, 2022 was approximately $63,000 and $216,000 from discontinued and continuing operations, respectively, and was primarily due to the repayment of debt obligations.

Sources of Liquidity

We continue to face a challenging competitive environment as we continue to focus on raising capital and managing expenses. We reported a net loss of approximately $662,000 from continuing operations in for the 13 weeks ended April 1, 2023, and net income from continuing operations of approximately $2.6 million for the 13 weeks ended April 2, 2022 primarily due to a gain on litigation settlement of approximately $2.0 million, gain on reversal of a contingency loss of $637,000, and other income, net of $715,0000, partially offset by an operating loss of $681,000. Additionally, the Company has total current assets of approximately $637,000 and total current liabilities of approximately $3.5 million resulting in a net negative working capital of approximately $2.8 million. Cash provided by continuing operations was approximately $106,000.

Future Sources of Cash; Phase 2b Trials, New Acquisitions, Products, and Services

We may require additional debt financing and/or capital to finance new acquisitions, conduct our Phase IIb clinical trials, or consummate other strategic investments in our business. No assurance can be given any financing obtained may not further dilute or otherwise impair the ownership interest of our existing stockholders.

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

Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of April 1, 2023, the period covered in this report, our disclosure controls and procedures were not effective because of the material weaknesses discussed below.

In light of the conclusion that our internal disclosure controls are ineffective as of April 1, 2023, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regard to this annual report. Accordingly, the Company believes, based on its knowledge, that: (i) this annual report does not contain any untrue statement of a material fact or omit a material fact; and (ii) the financial statements, and other financial information included in this annual report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this annual report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of April 1, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 regarding Internal Control – Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting was not effective as of April 1, 2023.

Management noted material weaknesses in internal control when conducting their evaluation of internal control as of April 1, 2023. (1) Insufficient information technology general controls and segregation of duties. (2) inadequate control design or lack of sufficient controls over significant accounting processes; (3) insufficient assessment of the impact of potentially significant transactions; and (4) insufficient processes and procedures related to proper recordkeeping of agreements and contracts.

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

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the fiscal year ended April 1, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

The information in response to this item is included in Note 15, Commitments and Contingencies, to the Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item. However, in light of the SEC Complaint, the Company provides the following additional risk factors, which supplements the risk factors previously disclosed by the Company in Part I, Item 1A, Risk Factors, of the 2020 10-K.

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

We may not be able to maintain compliance with the continued listing requirements of The Nasdaq Capital Market.

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

Item 2. Unregistered Sales of Equity Securities and Use of funds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Index to Exhibits

Exhibit Number		Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.96		Stock Purchase Agreement between JanOne Inc. and VM7 Corporation, dated as of March 19, 2023 (Filed as Exhibit 10.95)	8-K	0-19621	10.95	3/20/2023

10.97		Stock and Membership Interests Pledge Agreement made by VM7 Corporation and Virland Johnson in favor of JanOne Inc., dated March 19, 2023 (Filed as Exhibit 10.96)	8-K	0-19621	10.96	3/20/2023

10.98		Form of Securities Purchase Agreement dated March 22, 2023.	8-K	0-19621	10.98	3/22/2023

31.1	*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	Inline XBRL Instance Document

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document

101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

JanOne Inc.
(Registrant)

Date:	May 22, 2023	By:	/s/ Tony Isaac
Tony Isaac
Chief Executive Officer
(Principal Executive Officer)

Date:	May 22, 2023	By:	/s/ Virland A. Johnson
Virland A. Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)