Form 10-Q
period 2023-07-01
JanOne Inc.
filed 2023-08-15
CIK 862861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 1, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of August 11, 2023, there were 3,768,878 outstanding shares of the registrant’s common stock, with a par value of $0.001.

JANONE INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
JANONE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per-share amounts)

	July 1, 2023	December 31, 2022
	(Unaudited)
Assets
Cash and cash equivalents	$169	$61
Trade and other receivables, net	15	106
Prepaid expenses and other current assets	102	394
Current assets from discontinued operations	—	8,612
Total current assets	286	9,173
Intangible assets - Soin, net	18,567	19,293
Other intangible assets, net	4	4
Note receivable - SPYR, net	9,377	8,974
Note receivable - VM7, net	5,718	—
Marketable securities	237	315
Deposits and other assets	17	18
Other assets from discontinued operations	—	8,979
Total assets	$34,206	$46,756
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$2,402	$2,276
Accrued liabilities - other	495	1,006
Short-term debt	—	274
Current liabilities from discontinued operations	—	20,382
Total current liabilities	2,897	23,938
Deferred income taxes, net	3,041	—
Other noncurrent liabilities	70	241
Noncurrent liabilities from discontinued operations	—	5,760
Total liabilities	6,008	29,939
Commitments and contingencies (Note 12)
Mezzanine equity
Convertible preferred stock, series S - par value $0.001 per share, 200,000 authorized, 100,000 and 100,000 shares issued and outstanding at July 1, 2023 and December 31, 2022, respectively	14,510	14,510
Stockholders' equity:
Preferred stock, series A-1 - par value $0.001 per share, 2,000,000 authorized, 209,706 and 222,588 shares issued and outstanding at July 1, 2023 and December 31, 2022, respectively	—	—
Common stock, par value $0.001 per share, 10,000,000 shares authorized, 3,768,878 and 2,827,410 shares issued and outstanding at July 1, 2023 and at December 31, 2022, respectively	3	2
Additional paid-in capital	46,299	45,748
Accumulated deficit	(32,614)	(42,822)
Accumulated other comprehensive loss	—	(621)
Total stockholders' equity	13,688	2,307
Total liabilities and stockholders' equity	$34,206	$46,756
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JANONE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(Dollars in thousands, except per-share)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Revenues	$—	$—	$—	$—
Cost of revenues	—	—	—	—
Gross profit	—	—	—	—
Operating expenses:
Selling, general and administrative expenses	1,060	658	2,159	1,339
Operating loss	(1,060)	(658)	(2,159)	(1,339)
Other income (expense):
Interest income (expense), net	365	167	840	165
Gain on litigation settlement, net	—	—	—	1,950
Unrealized loss on marketable securities	—	(376)	(247)	(376)
Gain on reversal of contingency loss	—	—	—	637
Other income, net	757	640	739	1,355
Total other income, net	1,122	431	1,332	3,731
Income (loss) from continuing operations before provision for income taxes	62	(227)	(827)	2,392
Income tax benefit	(17)	—	(244)	—
Net income (loss) from continuing operations	79	(227)	(583)	2,392
Gain from discontinued operations	1	9,105	13,976	7,700
Income tax provision (benefit) for discontinued operations	(43)	4	3,186	7
Net income from discontinued operations	44	9,101	10,790	7,693
Net income	$123	$8,874	$10,207	$10,085
Net income (loss) per share:
Net income (loss) per share from continuing operations, basic	$0.02	$(0.07)	$(0.17)	$0.76
Net income (loss) per share from continuing operations, diluted	$0.02	$(0.06)	$(0.17)	$0.68
Net income per share from discontinued operations, basic	$0.01	$2.89	$3.14	$2.44
Net income per share from discontinued operations, diluted	$0.01	$2.60	$3.14	$2.20
Net income per share, basic	$0.03	$2.82	$2.97	$3.20
Net income per share, diluted	$0.03	$2.54	$2.97	$2.88
Weighted average common shares outstanding:
Basic	3,665,887	3,150,230	3,432,374	3,150,230
Diluted	3,665,887	3,496,250	3,432,374	3,496,250
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JANONE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	For the Twenty-Six Weeks Ended
	July 1, 2023	July 2, 2022
OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$(583)	$2,392
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	727	2
Stock based compensation expense	12	4
Accretion of note receivable discount	(518)	(64)
Gain on legal settlement	—	(115)
Unrealized loss on marketable securities	247	376
Gain on reversal of contingent liability	—	(637)
Changes in assets and liabilities:
Accounts receivable, net of acquisitions and dispositions	342	(753)
Income taxes receivable	—	(12)
Prepaid expenses and other current assets, net of dispositions	292	355
Inventories	—	(210)
Accounts payable and accrued expenses, net of dispositions	(529)	(108)
Other Assets	1	6
Operating cash flows provided by discontinued operations	2,320	253
Net cash provided by operating activities	2,311	1,489
INVESTING ACTIVITIES:
Purchases of property and equipment	—	(721)
Purchases of intangibles	—	(189)
Investing cash flows used in discontinued operations	(156)	—
Net cash used in investing activities	(156)	(910)
FINANCING ACTIVITIES:
Proceeds from equity financing, net	368	—
Payments on short-term notes payable	(274)	(288)
Financing cash flows from discontinued operations	(2,212)	185
Net cash used in financing activities	(2,118)	(103)
Effect of changes in exchange rate on cash and cash equivalents	17	—
INCREASE IN CASH AND CASH EQUIVALENTS	54	476
CASH AND CASH EQUIVALENTS, beginning of period	115	705
LESS CASH OF DISCONTINUED OPERATIONS, end of period	—	(233)
CASH AND CASH EQUIVALENTS, end of period	$169	$948
Supplemental cash flow disclosures:
Interest paid	$118	$120
Income taxes paid	—	54
Noncash recognition of new leases	—	1,451
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JANONE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)
(Dollars in thousands)

	Series A-1 Preferred		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	222,588	$—	3,150,230	$2	$45,748	$(42,822)	$(621)	$2,307
Share based compensation	—	—	—	—	8	—	—	8
Common stock issued for equity financing	—	—	361,000	1	368	—	—	369
Series A-1 Preferred converted for legal settlement	(5,185)	—	103,707	—	170	—	—	170
Other comprehensive income	—	—	—	—	—	—	621	621
Net income	—	—	—	—	—	10,085	—	10,085
Balance, April 1, 2023	217,403	—	3,614,937	3	46,294	(32,737)	—	13,560
Share based compensation	—	—	—	—	5	—	—	5
Net income	—	—	—	—	—	123	—	123
Balance, July 1, 2023	217,403	$—	3,614,937	$3	$46,299	$(32,614)	$—	$13,688

	Series A-1 Preferred		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance, January 1, 2022	238,729	$—	2,827,410	$2	$45,743	$(53,804)	$(617)	$(8,676)
Share based compensation	—	—	—	—	4	—	—	4
Other comprehensive income	—	—	—	—	—	(8)	(41)	(49)
Net Income	—	—	—	—	—	1,211	—	1,211
Balance, April 2, 2022	238,729	—	2,827,410	2	45,747	(52,601)	(658)	(7,510)
Series A-1 preferred converted	(16,141)	$—	322,820	$—	$—	$—	$—	—
Other comprehensive income	—	$—	—	$—	$—	$—	$41	41
Net Income	—	$—	—	$—	$—	$8,874	$—	8,874
Balance, July 2, 2022	222,588	$—	3,150,230	$2	$45,747	$(43,727)	$(617)	$1,405
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
Recycling
ARCA Recycling was the Company’s Recycling segment and provides turnkey recycling services for electric utility energy efficiency programs in the United States. ARCA Canada Inc. (“ARCA Canada”) provides turnkey recycling services for electric utility energy efficiency programs in Canada. Customer Connexx, LLC (“Connexx”) provides call center services for ARCA Recycling and ARCA Canada. On March 9, 2023, retroactive to March 1, 2023, the Company entered into a Stock Purchase Agreement with VM7 Corporation, a Delaware corporation, under which the Buyer agreed to acquire all of the outstanding equity interests of (a) ARCA Recycling, Inc., a California corporation, (b) Customer Connexx LLC, a Nevada limited liability company, and (c) ARCA Canada Inc., a corporation organized under the laws of Ontario, Canada (“ARCA Canada”; and, together with ARCA and Connexx, the “Subsidiaries”). The principal of the Buyer is Virland A. Johnson, our Chief Financial Officer. The sale of all of the outstanding equity interests of the Subsidiaries to the Buyer under the Purchase Agreement was consummated simultaneously with the execution of the Purchase Agreement (see Note 17). The Company’s Board of Directors unanimously approved the Purchase Agreement and the Disposition Transaction. In connection with the disposition of ARCA Recycling, accounts for the Recycling segment have been presented as discontinued operations in the accompanying consolidated financial statements (see Note 3).
Technology
GeoTraq Inc. (“GeoTraq”) was the Company’s Technology segment. On May 24, 2022, the Company entered into an Asset Purchase Agreement with SPYR Technologies Inc., pursuant to which the Company sold to SPYR substantially all the assets and none of the liabilities of its wholly-owned subsidiary GeoTraq Inc. The aggregate purchase price for the GeoTraq Assets was $13.5 million, payable in cash and shares of SPYR’s common stock. As of the closing of the transaction on May 24, 2022, SPYR issued to the Company 30,000,000 shares of its common stock at $0.03 per share, and delivered a five-year Promissory Note in the principal amount of $12.6 million. The Promissory Note bears simple interest at the rate of 8% per annum, provides quarterly interest payments due the first day of each calendar quarter, and may be prepaid at any time without penalty. Quarterly interest payments may be made in cash or in SPYR’s restricted common stock. The Promissory Note matures on May 23, 2027.
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
The Company currently faces a challenging competitive environment and is focused on improving its overall profitability, which includes managing expenses. The Company reported a net loss from continuing operations of approximately $580,000 for the 26 weeks ended July 1, 2023. Additionally, as of July 1, 2023, the Company has total current assets of approximately $286,000 and total current liabilities of approximately $2.9 million resulting in a net negative working capital of approximately $2.5 million. Cash used in operations from continuing operations was approximately $9,000. Additionally, stockholders’ equity, as of July 1, 2023, is approximately $13.7 million.
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

Financial Instruments
Financial instruments consist primarily of cash equivalents, trade and other receivables, notes receivable, and obligations under accounts payable, accrued expenses and notes payable. The carrying amounts of cash equivalents, trade receivables and other receivables, accounts payable, accrued expenses and short-term notes payable approximate fair value because of the short maturity of these instruments. The fair value of the long-term debt is calculated based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements, unless quoted market prices were available (Level 2 inputs). The carrying amounts of long-term debt at December 31, 2022 approximate fair value. The Company has no long-term debt as of July 1, 2023 due to the disposition of ARCA Recycling (see Note 18).
Recently Issued Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which introduces a new approach to estimate credit losses on certain types of financial instruments based on expected losses instead of incurred losses. It also modifies the impairment model for available-for-sale debt securities and provides a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU No. 2016-13 is effective for smaller reporting companies for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years. Early adoption is permitted. The Company has adopted this new accounting standard, however, as of the 13 and 26 weeks ended July 1, 2023, there is no material impact on our Consolidated Financial Statements and related disclosures.
Note 3: Discontinued Operations
As of July 1, 2023, the Company discontinued operations of its Recycling and Technology segments as follows:
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

In accordance with the provisions of ASC 205-20, the Company has separately reported the assets and liabilities of the discontinued operations in the consolidated balance sheets. The assets and liabilities have been reflected as discontinued operations in the consolidated balance sheets as of December 31, 2022, and consist of the following:

December 31, 2022
Assets from discontinued operations
Cash and cash equivalents	$53
Trade and other receivables, net	7,816
Inventories	366
Prepaid expenses and other current assets	377
Total current assets from discontinued operations	8,612
Property and equipment, net [1]	2,705
Right of use asset - operating leases	5,290
Intangible assets, net [2]	735
Deposits and other assets	249
Total other assets from discontinued operations	8,979
Total assets from discontinued operations	$17,591
Liabilities from discontinued operations
Accounts payable	$4,423
Accrued liabilities - other [3]	3,278
Accrued liability - California sales taxes [4]	6,264
Lease obligation short-term - operating leases	1,631
Short-term debt [5]	4,172
Current portion of note payable	381
Related party note	233
Total current liabilities from discontinued operations	20,382
Lease obligation long-term - operating leases	3,816
Notes payable - long-term portion [6]	1,339
Long-term portion related party note payable [7]	605
Total noncurrent liabilities from discontinued operations	5,760
Total liabilities from discontinued operations	$26,142
1 The Company’s property and equipment consisted of the following:

	Useful Life (Years)	December 31, 2022
Buildings and improvements	3-30	$85
Equipment	3-15	3,915
Projects under construction		1,447
Property and equipment		5,447
Less accumulated depreciation		(2,742)
Total property and equipment, net, from discontinued operations		$2,705
Depreciation expense was $0 and $78,000 for the 13 weeks ended July 1, 2023 and July 2, 2022, respectively, and $60,000 and $158,000 for the 26 weeks ended July 1, 2023 and July 2, 2022, respectively.

2 The Company’s intangible assets consisted of the following:

December 31, 2022
Patent and domains	$19
Computer software	1,682
Intangible assets	1,701
Less accumulated amortization	(966)
Total intangible assets	$735
Amortization expense was $0 and $58,000 for the 13 weeks ended July 1, 2023 and July 2, 2022, respectively, and $36,000 and $112,000 for the 26 weeks ended July 1, 2023 and July 2, 2022, respectively.
3 The Company’s accrued liabilities consisted of the following:

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
On April 13, 2017 the Company received the formal CDTFA assessment for sales tax for tax years 2011, 2012, and 2013 in the amount of approximately $4.1 million plus applicable interest of $500,000 related to the appliance replacement programs that the Company administered on behalf of its customers on which it did not assess, collect, or remit sales tax. The Company has appealed this assessment to the CDTFA Appeals Bureau. The appeal remains in process. Interest has continued to accrue until the matter is settled.
4 The Company’s accrual relating to the California sales tax assessment consisted of the following:

December 31, 2022
Accrued liability - CA sales tax assessment	$4,132
Accrued liability - interest on CA sales tax assessment	2,132
Total	$6,264

5 The Company’s short-term debt consisted of the following:

December 31, 2022
Gulf Coast Bank and Trust Company	$4,206
Gulf Coast Bank and Trust Company loan origination fees	(34)
Total	$4,172
6 The Company’s long-term debt consisted of the following:

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
7 The Company’s related party debt consisted of the following:

December 31, 2022
Isaac Capital Group LLC	$838
Total	838
Less current portion	(233)
Total	$605

In accordance with the provisions of ASC 205-20, the Company has not included in the results of continuing operations the results of operations of the discontinued operations in the consolidated statements of operations and comprehensive income (loss). The results of operations for these entities for the 13 and 26 weeks ended July 1, 2023 and July 2, 2022, respectively, have been reflected as discontinued operations in the consolidated statements of operations and comprehensive income (loss) and consist of the following:

	13 weeks ended		26 Weeks Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Revenues	$—	$10,538	$3,795	$19,862
Cost of revenues	—	8,889	3,992	16,360
Gross profit	—	1,649	(197)	3,502
Operating expenses from discontinued operations:
Selling, general and administrative expenses	$—	$2,251	1,468	4,514
Gain on sale of GeoTraq	—	(10,241)	(15,824)	(10,241)
Total operating expenses from discontinued operations	—	(7,990)	(14,356)	(5,727)
Operating income from discontinued operations	—	9,639	14,159	9,229
Other income (expense) from discontinued operations
Interest expense, net	—	(807)	(181)	(418)
Loss on litigation settlement	—	—	—	(115)
Other income (expense), net	1	273	(2)	(996)
Total other income (loss), net	1	(534)	$(183)	$(1,529)
Income before provision for income taxes from discontinued operations	1	9,105	13,976	7,700
Income tax provision (benefit)	(43)	4	3,186	7
Net income from discontinued operations	$44	$9,101	$10,790	$7,693

In accordance with the provisions of ASC 205-20, the Company has separately reported the cash flow activity of the discontinued operations in the consolidated statements of cash flows. The cash flow activity from discontinued operations for the 26 weeks ended July 1, 2023 and July 2, 2022 have been reflected as discontinued operations in the consolidated statements of cash flows and consist of the following:

	26 weeks ended
	July 1, 2023	July 2, 2022
DISCONTINUED OPERATING ACTIVITIES:
Net income (loss) from discontinued operations	10,790	7,693
Depreciation and amortization	96	268
Amortization of debt issuance costs	11	7
Amortization of right-of-use assets	53	(2)
Change in deferred taxes	3,185	—
Gain on sale of ARCA, net of cash	(15,967)	—
Gain on sale of GeoTraq	—	(10,241)
Changes in assets and liabilities:
Accounts receivable	2,932	700
Inventories	299	820
Prepaid expenses and other current assets	55	199
Accounts payable and accrued expenses	866	821
Other assets	—	(12)
Net cash provided by operating activities from discontinued operations	$2,320	$253
DISCONTINUED INVESTING ACTIVITIES:
Purchases of property and equipment	(123)	(721)
Purchase of intangible assets	(33)	(189)
Net cash used in investing activities from discontinued operations	$(156)	$(910)
DISCONTINUED FINANCING ACTIVITIES:
Proceeds from note payable	5,162	366
Payment on related party note	(38)	(53)
Proceeds from issuance of short-term notes payable	(7,291)	—
Payments on notes payable	(45)	(128)
Net cash used in financing activities from discontinued operations	$(2,212)	$185
Effect of changes in exchange rate on cash and cash equivalents	(5)	—
DECREASE IN CASH AND CASH EQUIVALENTS	(53)	(472)
CASH AND CASH EQUIVALENTS, beginning of period	53	704
CASH AND CASH EQUIVALENTS, end of period	$—	$232
Note 4: Trade and other receivables
The Company’s trade and other receivables as of July 1, 2023 and December 31, 2022, respectively, were as follows (in $000’s):

	July 1, 2023	December 31, 2022
Trade and other receivables, net, from discontinued operations	$—	$7,816
Other receivables	15	106
Trade and other receivables, net	$15	$7,922

Note 5: Prepaids and other current assets
Prepaids and other current assets as of July 1, 2023 and December 31, 2022 consist of the following (in $000’s):

	July 1, 2023	December 31, 2022
Prepaid insurance	$—	$364
Prepaid other	102	30
Prepaid expenses from discontinued operations	—	377
Total prepaid expenses and other current assets	$102	$771
Note 6: Note receivable
SPYR Note
On May 24, 2022, the Company entered into an Asset Purchase Agreement with SPYR Technologies Inc. (“SPYR”), pursuant to which the Company sold to SPYR substantially all of the assets and none of the specified liabilities of GeoTraq. In connection with the Purchase Agreement, SPYR delivered to the Company a five-year Promissory Note in the initial principal amount of $12.6 million. The Promissory Note bears simple interest at the rate of 8% per annum, provides quarterly interest payments due on the first day of each calendar quarter, and may be prepaid at any time without penalty. Interest payments may be remitted in either restricted shares of common stock of SPYR, or in cash. The Promissory Note matures on May 24, 2027. As of July 1, 2023, the Company has accrued receivables of approximately $251,000 in interest income related to the Promissory Note.
In connection with the asset sale, the Company engaged a third-party valuation firm to assess the fair value of the consideration received. Based on the valuation, the Promissory Note (“Note”) was initially valued at approximately $11.3 million, but was revised to be approximately $9.5 million upon review of the original valuation by the Company. The amount of the revised discount amount, or approximately $3.2 million, was recorded as an offset to the principal amount of the Note, and will be accreted ratably to interest income over the term of the Note. No charges against income relating to the value of the Note have been recorded for the 13 and 26 weeks ended July 1, 2023. The Company will continue to review SPYR's financial trends going further to determine whether additional charges against income should occur.
The balance appearing on the Company's consolidated balance sheets represents the principal balance of the Promissory Note, net of the discount balance. During the 13 weeks ended July 1, 2023 and July 2, 2022, approximately $201,000 and $65,000, respectively, of the discount was recorded as interest income, and during the 26 weeks ended July 1, 2023 and July 2, 2022, approximately $403,000 and $65,000, respectively, of the discount was recorded as interest income. As of July 1, 2023, the net carrying value of the Note was approximately $9.4 million.
VM7 Note
On March 9, 2023, the Company entered into a Stock Purchase Agreement with VM7 Corporation, a Delaware corporation, under which the Buyer agreed to acquire all of the outstanding equity interests of (a) ARCA Recycling, Inc., a California corporation, (b) Customer Connexx LLC, a Nevada limited liability company, and (c) ARCA Canada Inc., a corporation organized under the laws of Ontario, Canada (“ARCA Canada”; and, together with ARCA and Connexx, the “Subsidiaries”). The principal of the Buyer is Virland A. Johnson, our Chief Financial Officer. The sale of all of the outstanding equity interests of the Subsidiaries to the Buyer under the Purchase Agreement was consummated simultaneously with the execution of the Purchase Agreement. The Company’s Board of Directors unanimously approved the Purchase Agreement and the Disposition Transaction. The Stock Purchase Agreement is retroactive to March 1, 2023 (see Note 18).
The minimum consideration to be received by the Company from the Disposition Transaction, as discussed above, is $1.6 million per year for 15 years, or $24.0 million in the aggregate, plus cash of $3,000 paid at close. In connection with the Disposition Transaction, the Company used a discount rate of 20% when it valued the aggregate minimum consideration. Management determined that discount rate appropriately addresses any risk that the minimum payments would not be received. The valuation, factoring in that discount rate, yielded a present value of approximately $6.0 million, which, in addition to the $3,000 paid at close, comprises the approximately $6.0 million of net consideration. The amount of the revised discount amount, or approximately $18.0 million, was recorded as an offset to the principal amount of the Note, and will be accreted ratably to interest income over the term of the Note. During the 13 weeks ended July 1, 2023 and

July 2, 2022, approximately $28,000 and $0, respectively, of the discount was recorded as interest income, and during the 26 weeks ended July 1, 2023 and July 2, 2022, approximately $114,000 and $0, respectively, of the discount was recorded as interest income. As of July 1, 2023, the net carrying value of the note was approximately 5.7 million.
Note 7: Intangible Assets
Intangible assets as of July 1, 2023 and December 31, 2022 consist of the following (in $000’s):

	July 1, 2023	December 31, 2022
Patent and domains	$4	$4
Soin intangibles *	$19,293	$19,293
Computer software	—	3,563
Intangible assets from discontinued operations	—	735
Intangible assets	19,297	23,595
Less accumulated amortization	(726)	(3,563)
Total intangible assets	$18,571	$20,032
*The Soin intangibles acquired by the Company consist of the following:
1.Three pending patents related to the methods of using low-dose Naltrexone to treat chronic pain;
2.Final formula for Naltrexone; and
3.Orphan drug designation as approved by the FDA.
Intangible amortization expense from continuing operations was $363,000 and $0 for the 13 weeks ended July 1, 2023 and July 2, 2022 and $726,000 and $0 for the 26 weeks ended July 1, 2023 and July 2, 2022.
Note 8: Deposits and other assets
Deposits and other assets as of July 1, 2023 and December 31, 2022 consist of the following (in $000’s):

	July 1, 2023	December 31, 2022
Deposits and other assets from discontinued operations	$—	$249
Other	17	18
Total deposits and other assets	$17	$267
Note 9: Accrued Liabilities
Accrued liabilities as of July 1, 2023 and December 31, 2022 consist of the following (in $000’s):

	July 1, 2023	December 31, 2022
Compensation and benefits	$33	$81
Accrued guarantees	—	130
Accrued taxes	99	5
Accrued litigation settlement	340	510
Other	23	280
Accrued expenses from discontinued operations	—	3,278
Total accrued expenses	$495	$4,284

Note 10: Income Taxes
The Company recorded an income tax benefit from continuing operations of approximately $17,000 and $0 for the 13 weeks ended July 1, 2023 and July 2, 2022, respectively, and an income tax benefit from discontinued operations of approximately $43,000 and an income tax expense of $4,000 for the 13 weeks ended July 1, 2023 and July 2, 2022, respectively. The Company recorded an income tax benefit from continuing operations of approximately $244,000 and $0 for the 26 weeks ended July 1, 2023 and July 2, 2022, respectively, and an income tax expense from discontinued operations of approximately $3.2 million and $7,000 for the 26 weeks ended July 1, 2023 and July 2, 2022, respectively. The Company’s overall effective tax rate was 29.5% and 0.05% for the 26 weeks ended July 1, 2023 and July 2, 2022, respectively. The effective tax rates and related provisional tax amounts vary from the U.S. federal statutory rate primarily due to state taxes and certain non-deductible expenses.
Note 11: Short-Term Debt
Short-term debt and other financing obligations as of July 1, 2023 and December 31, 2022, consist of the following (in $000’s):

	July 1, 2023	December 31, 2022
AFCO Finance	$—	$274
Total short-term debt	$—	$274
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
Under the terms of the Settlement Agreement, the Company, on its own behalf and on behalf of GeoTraq and Mr. Isaac, agreed to tender to Mr. Sullivan an aggregate of $1.95 million (the “GeoTraq Settlement Consideration”) in the following manner: (i) $250,000, which was tendered in cash on or about the date of the Settlement Agreement and (ii) up to 10 quarterly installments of not less than $170,000 each that commenced on June 1, 2021, and shall continue not less frequently than every three months thereafter (the “GeoTraq Installments”). The Company may tender the GeoTraq Installments in cash or in the equivalent value of shares of its common stock (the value of the shares to be determined by a formula set forth in the Settlement Agreement), in either case at the Company's discretion. The Company may also prepay one or more GeoTraq Installments in full or in part at any time or from time to time either in cash or in shares of its common stock (a “GeoTraq Prepayment”). If the Company elects to prepay one or more GeoTraq Installments with shares of its common stock, Mr. Sullivan reserves the right not to consent to a tender thereof in excess of 50% of the value of that specific GeoTraq Prepayment; however, Mr. Sullivan is restricted in the reasons for which he can refuse to provide his written consent. The number of shares of the Company’s common stock to be issued upon any GeoTraq Prepayment is determined by a different formula than the one to be utilized for a GeoTraq Installment. On March 17, 2023, the Company converted 5,185 of Mr. Sullivan’s Series A-1 Preferred shares and issued 103,707 shares of the Company's common stock as payment for its quarterly installment, and on June 1, 2023, the Company converted 7,697 of Mr. Sullivan’s Series A-1 Preferred shares into 153,941 shares of the Company’s common stock in of its June 30 2023 quarterly installment (see Note 13). As of July 1, 2023, the September 30, 2023 GeoTraq installment remains to be paid.
Pursuant to the terms of the Settlement Agreement, Mr. Sullivan provided the Company with his proxy to vote his remaining shares of its Series A-1 Convertible Preferred Stock that the Company had issued to him in connection with its acquisition of GeoTraq in 2017, as well as his proxy for the shares of the Company’s common stock into which those shares of preferred stock may be converted. The Company may utilize the proxy in the context of an annual meeting of its stockholders, a special meeting of its stockholders, and a written consent of its stockholders. Subject to the above-described contingent GeoTraq Prepayment tender 50% restriction, Mr. Sullivan provided the Company with the sole ability to determine the time and amount of each conversion of those shares of preferred stock.

The parties to the Settlement Agreement released and forever discharged one another from any and all known and unknown claims that were asserted or could have been asserted arising out of the GeoTraq Litigation Matters. The accrued liability for payments due to Mr. Sullivan is $170,000 and $510,000 as of July 1, 2023 and December 31, 2022, respectively.
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
Westerville Square
In an attempt to recover payments due under a lease, in 2019, Westerville Square, Inc., as the landlord, initiated a civil action against the Company, styled Westerville Square, Inc. v. Appliance Recycling Centers Of America, Inc., et al., in the Court of Common Pleas of Franklin County, Ohio, Case No. 19 CV 8627. The case was stayed during the bankruptcy proceedings of ApplianceSmart, Inc., and was reinstated on June 7, 2021. The landlord sought $120,000, which amount was disputed by the Company. Effective June 4, 2023, the parties settled the matter, pursuant to which settlement the Company tendered the sum of $110,000 to the landlord, the parties entered into a Settlement Agreement and Release, and the case was dismissed with prejudice.
Other Commitments
On December 30, 2017, the Company disposed of its retail appliance segment and sold ApplianceSmart to Live Ventures Incorporated, a related party. In connection with that sale, as of December 28, 2019, the Company accrued an aggregate amount of future real property lease payments of approximately $767,000 which represented amounts guaranteed or which may have been owed under certain lease agreements to three third-party landlords in which the Company either remained the counterparty, was a guarantor, or had agreed to remain contractually liable under the lease (“ApplianceSmart Leases”). A final decree was issued by the court on February 28, 2022, upon the full satisfaction of the Plan, at which time ApplianceSmart emerged from Chapter 11. During the year ended December 31, 2022, the Company reversed approximately $637,000 of the accrual, as the Company is no longer liable for two of these guarantees upon ApplianceSmart’s emergence from bankruptcy. As of July 1, 2023, a balance of approximately $130,000 remains as an accrued liability due to an ongoing dispute concerning one of the leases.
The Company is party from time to time to other ordinary course disputes that we do not believe to be material to our financial condition as of July 1, 2023.
Note 13: Stockholders’ Equity
Common Stock: Our Articles of Incorporation authorize 200,000,000 shares of common stock that may be issued from time to time having such rights, powers, preferences, and designations as the Board of Directors may determine. During the 13 weeks ended July 1, 2023 and July 2, 2022, no shares of common stock were issued in lieu of professional services.
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
As of July 1, 2023, and December 31, 2022, there were 3,768,878 and 2,827,410 shares, respectively, of common stock issued and outstanding.
Stock Options: The 2016 Plan, which replaces the 2011 Plan, authorizes the granting of awards in any of the following forms: (i) incentive stock options, (ii) nonqualified stock options, (iii) restricted stock awards, and (iv) restricted stock units, and expires on the earlier of October 28, 2026, or the date that all shares reserved under the 2016 Plan are issued or no longer available. The 2016 Plan provides for the issuance of up to 800,000 shares of common stock pursuant to awards granted under the 2016 Plan. The vesting period is determined by the Board of Directors at the time of the stock option grant. As of July 1, 2023, and December 31, 2022, 100,000 and 90,000 options were outstanding under the 2016 Plan, respectively.
The Company’s 2011 Plan, which has expired, authorizes the granting of awards in any of the following forms: (i) stock options, (ii) stock appreciation rights, and (iii) other share-based awards, including but not limited to, restricted stock, restricted stock units or performance shares. As of July 1, 2023, and December 31, 2022, 14,000 and 20,000 were outstanding under the 2011 Plan, respectively. No additional awards will be granted under the 2011 Plan.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were 10,000 options granted during the 26 weeks ended July 1, 2023.
Additional information relating to all outstanding options is as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Outstanding at January 1, 2022	117,500	$7.16	$21	7.0
Cancelled/expired	(7,500)	—
Outstanding at December 31, 2022	110,000	$6.27	$—	6.5
Granted	10,000	1.53
Cancelled/expired	(6,000)	$9.45
Balance at July 1, 2023	114,000	$5.68	$—	6.6
Exercisable at July 1, 2023	111,000	$5.79	$—	6.6
The Company recognized approximately $4,000 and $1,000 of share-based compensation expense for the 13 weeks ended July 1, 2023 and July 2, 2022, respectively, and approximately $12,000 and $1,000 of share-based compensation expense for the 26 weeks ended July 1, 2023 and July 2, 2022, respectively.
As of July 1, 2023, the Company has approximately $1,100 of unrecognized share-based compensation expense associated with stock option awards which the company expects to recognize as share-based compensation expense through Q3 2023.
Series A-1 Preferred Stock
Shares of Series A-1 Preferred Stock are convertible into the Company’s common shares at a ratio of 1:20. 12,882 shares were converted during the 26 weeks ended July 1, 2023 (see Note 12). As of July 1, 2023 and December 31, 2022, there were 209,706 and 222,588 shares of Series A-1 Preferred Stock outstanding, respectively.
Note 14: Mezzanine Equity
Series S Preferred Stock
On December 28, 2022 the Company acquired Soin Therapeutics by way of merger. In connection with this transaction, with a potential value of up to $30 million, the Company tendered 100,000 shares of the Company’s Series S Convertible Preferred Stock. Shares of Series S Convertible Preferred Stock are convertible into the Company’s common shares at a ratio of 1:1. As of July 1, 2023 and December 31, 2022, there were 100,000 shares of Series S Convertible Preferred Stock outstanding.
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
The following table presents the computation of basic and diluted net income (loss) per share (in $000’s, except share and per–share data):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Continuing Operations
Basic
Net income (loss) from continuing operations	$79	$(227)	$(583)	$2,392
Weighted average common shares outstanding	3,665,887	3,150,230	3,432,374	3,150,230
Basic income (loss) per share from continuing operations	$0.02	$(0.07)	$(0.17)	$0.76
Diluted
Net income (loss) from continuing operations	$79	$(227)	$(583)	$2,392
Weighted average common shares outstanding	3,665,887	3,496,250	3,432,374	3,496,250
Diluted income (loss) per share from continuing operations	$0.02	$(0.06)	$(0.17)	$0.68
Discontinued Operations
Basic
Net income from discontinued operations	$44	$9,101	$10,790	$7,693
Weighted average common shares outstanding	3,665,887	3,150,230	3,432,374	3,150,230
Basic income per share from discontinued operations	$0.01	$2.89	$3.14	$2.44
Diluted
Net income from discontinued operations	$44	$9,101	$10,790	$7,693
Weighted average common shares outstanding	3,665,887	3,496,250	3,432,374	3,496,250
Diluted income per share from discontinued operations	$0.01	$2.60	$3.14	$2.20
Total
Basic
Net income	$123	$8,874	$10,207	$10,085
Weighted average common shares outstanding	3,665,887	3,150,230	3,432,374	3,150,230
Basic income per share	$0.03	$2.82	$2.97	$3.20
Diluted
Net income	$123	$8,874	$10,207	$10,085
Weighted average common shares outstanding	3,665,887	3,496,250	3,432,374	3,496,250
Diluted income per share	$0.03	$2.54	$2.97	$2.88
Potentially dilutive securities totaling 114,000 and 117,500 were excluded from the calculation of diluted earnings per share for the 26 weeks ended July 1, 2023 and July 2, 2022, respectively, because the effects were anti-dilutive based on the application of the treasury stock method. Additionally, 217,403 shares of Series A-1 Preferred Stock, convertible into approximately 4.5 million of the Company’s common shares, and 100,000 shares of Series S Preferred Stock, convertible into 100,000 of the Company’s common shares, were excluded from the calculation of diluted earnings per share as, by agreement, these shares could not be converted as of July 1, 2023.

Note 16: Segment Information
The Company operates through its biotechnology segment for continuing operations. The biotechnology segment commenced operations in September 2019 and is focused on development of new and innovative solutions for ending the opioid epidemic ranging from digital technologies to educational advocacy. The recycling segment included all fees charged and costs incurred for collecting, recycling and installing appliances for utilities and other customers. The recycling segment also included byproduct revenue, which was primarily generated through the recycling of appliances. The technology segment designed wireless modules to connect devices to the Mobile Internet of Things (“IoT”) which contained location-based service (“LBS”) capabilities and can interface to external sensors to allow them to communicate both sensor status and position information. The nature of products, services and customers for each segment varies significantly. As such, the segments are managed separately. Our Chief Executive Officer has been identified as the Chief Operating Decision Maker (“CODM”). The CODM evaluates performance and allocates resources based on sales and income from operations of each segment. Operating loss represents revenues less cost of revenues and operating expenses, including certain allocated selling, general and administrative costs. There are no intersegment sales or transfers. As discussed above (see Note 3), the recycling and technology segments are being presented as discontinued operations for the 13 and 26 weeks ended July 1, 2023 and July 2, 2022.
The following tables present our segment information for the 13 and 26 weeks ended July 1, 2023 and July 2, 2022 (in $000’s):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Revenues
Biotechnology	$—	$—	$—	$—
Discontinued operations	—	10,538	3,795	19,862
Total Revenues	$—	$10,538	$3,795	$19,862
Gross profit
Biotechnology	$—	$—	$—	$—
Discontinued operations	—	1,649	(197)	3,502
Total Gross profit	$—	$1,649	$(197)	$3,502
Operating income (loss)
Biotechnology	$(1,060)	$(658)	$(2,159)	$(1,339)
Discontinued operations	—	9,639	14,159	9,229
Total Operating income (loss)	$(1,060)	$8,981	$12,000	$7,890
Depreciation and amortization
Biotechnology	$362	$—	$726	$2
Discontinued operations	—	135	96	268
Total Depreciation and amortization	$362	$135	$822	$270
Interest (income) expense, net
Biotechnology	$(365)	$(167)	$(840)	$(165)
Discontinued operations	—	807	181	418
Total Interest expense, net	$(365)	$640	$(659)	$253
Net income (loss) before income taxes
Biotechnology	$62	$(227)	$(827)	$2,392
Discontinued operations	1	9,105	13,976	7,700
Total Net income before income taxes	$63	$8,878	$13,149	$10,092
Note 17: Related Parties
Shared Services
Tony Isaac, the Company’s Chief Executive Officer, is the father of Jon Isaac, President and Chief Executive Officer of Live Ventures Incorporated (“Live Ventures”) and managing member of Isaac Capital Group LLC (“ICG”). Tony Isaac,

Chief Executive Officer, and Richard Butler, Board of Directors member of the Company, are members of the Board of Directors of Live Ventures. The Company also shares certain executive, accounting and legal services with Live Ventures. The total services shared were approximately $55,000 and $92,000 for the 13 weeks ended July 1, 2023 and July 2, 2022, respectively, and $87,000 and $167,000 for the 26 weeks ended July 1, 2023 and July 2, 2022, respectively. Customer Connexx rents approximately 9,900 square feet of office space from Live Ventures in Las Vegas, Nevada. The total rent and common area expense was approximately $67,000 and $52,000 for the 13 weeks ended July 1, 2023 and July 2, 2022, respectively, and approximately $103,000 and $108,000 for the 26 weeks ended July 1, 2023 and July 2, 2022, respectively.
Sale of ARCA and Connexx
On March 9, 2023, the Company entered into a Stock Purchase Agreement with VM7 Corporation, a Delaware corporation, under which the Buyer agreed to acquire all of the outstanding equity interests of (a) ARCA Recycling, Inc., a California corporation, (b) Customer Connexx LLC, a Nevada limited liability company, and (c) ARCA Canada Inc., a corporation organized under the laws of Ontario, Canada (“ARCA Canada”; and, together with ARCA and Connexx, the “Subsidiaries”). The principal of the Buyer is Virland A. Johnson, our Chief Financial Officer. The sale of all of the outstanding equity interests of the Subsidiaries to the Buyer under the Purchase Agreement was consummated simultaneously with the execution of the Purchase Agreement. The Company's Board of Directors unanimously approved the Purchase Agreement and the Disposition Transaction. The Stock Purchase Agreement is retroactively effective as of March 1, 2023 (see Note 18).
Note 18: Sale of ARCA and Subsidiaries
On March 9, 2023, the Company entered into a Stock Purchase Agreement with VM7 Corporation, a Delaware corporation, under which the Buyer agreed to acquire all of the outstanding equity interests of (a) ARCA Recycling, Inc., a California corporation, (b) Customer Connexx LLC, a Nevada limited liability company, and (c) ARCA Canada Inc., a corporation organized under the laws of Ontario, Canada (“ARCA Canada”; and, together with ARCA and Connexx, the “Subsidiaries”). The principal of the Buyer is Virland A. Johnson, our Chief Financial Officer. The sale of all of the outstanding equity interests of the Subsidiaries to the Buyer under the Purchase Agreement was consummated simultaneously with the execution of the Purchase Agreement. The Company’s Board of Directors unanimously approved the Purchase Agreement and the Disposition Transaction. The Stock Purchase Agreement is retroactively effective as of March 1, 2023.
The economic aspects of the Disposition Transaction are: (i) the Company reduced the liabilities on its consolidated balance sheets by approximately $17.6 million, and includes those liabilities related to the California Business Fee and Tax Division; (ii) the Company will receive not less than $24.0 million in aggregate monthly payments from the Buyer, which payments are subject to potential increase due to the Subsidiaries’ future performance; and (iii) during the next five years, the Company may request that the Buyer prepay aggregate monthly payments in the aggregate amount of $1 million. The Company also received one thousand dollars for the equity of each of the Subsidiaries at the closing. Each monthly payment is to be the greater of (a) $140,000 (or $100,000 for each January and February during the 15-year payment period) or (b) a monthly percentage-based payment, which is an amount calculated as follows: (i) 5% of the Subsidiaries’ aggregate gross revenues up to $2,000,000 for the relevant month, plus (ii) 4% of the Subsidiaries’ aggregate gross revenues between $2,000,000 and $3,000,000 for the relevant month, plus (iii) 3% of the Subsidiaries aggregate gross revenues over $3,000,000 for the relevant month. The Buyer will receive credit toward the payment of the first monthly payment (March of 2023) for any payments, distributions, or cash dividends paid by any of the Subsidiaries to the Seller on or after March 9, 2023. Additionally, upon settlement of the continuing dispute between ARCA and the California Business Fee and Tax Division (as to which settlement, there can be no assurance), ARCA will pay to the Company 50% of the amount of the reduction between the current assessment and any such settlement. Further, ARCA and Connexx are due to receive from the Internal Revenue Service two payments in the aggregate amount of approximately $977,000 in connection with the Employee Retention Credit provisions of the Coronavirus Aid, Relief, and Economic Security Act and the Taxpayer Certainty and Disaster Tax Relief Act of 2020. ARCA and Connexx have received these two ERC payments and, as of July 1, 2023, have paid $500,000 to the Company. The balance of the ERC payments due, as of July 1, 2023, was $477,000.
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
Note 19: Subsequent event
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
Overview
We are focused on finding treatments for conditions that cause severe pain and bringing to market drugs with non-addictive pain-relieving properties. In addition, through our now-sold subsidiaries ARCA Recycling, Connexx, and ARCA Canada, we were engaged in the business of recycling major household appliances in North America by providing turnkey appliance recycling and replacement services for utilities and other sponsors of energy efficiency programs. Also, through our now-sold GeoTraq Inc. subsidiary, we were engaged in the development and design of wireless transceiver modules with technology that provides LBS directly from global Mobile IoT networks.
During the periods disclosed in this Quarterly Report, we operated three reportable segments:
•Biotechnology: Our biotechnology segment is focused on finding treatments for conditions that cause severe pain and bringing to market drugs with non-addictive pain-relieving properties.
•Recycling: Our recycling segment is a turnkey appliance recycling program. We receive fees charged for recycling, replacement and additional services for utility energy efficiency programs and have established 18 Regional Processing Centers (“RPCs”) for this segment throughout the United States and Canada. On March 9, 2023, we entered into a Stock Purchase Agreement, retroactive to March 1, 2023, with VM7 Corporation, a Delaware corporation, under which the Buyer agreed to acquire all of the outstanding equity interests of our recycling segment. Consequently, the results for this segment are reported as discontinued operations for the 13 and 26 weeks ended July 1, 2023 and July 2, 2022.
•Technology: We suspended all operations for GeoTraq, and, on May 24, 2022, sold substantially all of its assets. The results for this segment are reported as discontinued operations for the 13 and 26 weeks ended July 1, 2023 and July 2, 2022.

For the Thirteen Weeks Ended July 1, 2023 and July 2, 2022
Results of Operations
The following table sets forth certain statement of operations items and as a percentage of revenue, for the periods indicated (in $000’s):

	13 Weeks Ended	13 Weeks Ended
	July 1, 2023	July 2, 2022
Statement of Operations Data:
Revenues	$—	$—
Cost of revenues	—	—
Gross profit	—	—
Selling, general and administrative expenses	1,060	658
Operating loss	(1,060)	(658)
Interest income, net	365	167
Unrealized loss on marketable securities	—	(376)
Other income, net	757	640
Net income (loss) before provision of income taxes	62	(227)
Income tax benefit	(17)	—
Net income (loss) from continuing operations	79	(227)
Income from discontinued operations	1	9,105
Income tax provision (benefit) for discontinued operations	(43)	4
Net income from discontinued operations	44	9,101
Net income	$123	$8,874
The following tables set forth revenues for key product and service categories, percentages of total revenue and gross profits earned by key product and service categories and gross profit percent as compared to revenues for each key product category indicated (in $000’s):

	13 Weeks Ended		13 Weeks Ended
	July 1, 2023		July 2, 2022
	Net Revenue	Percent of Total	Net Revenue	Percent of Total
Revenue
Revenue from discontinued operations	$—	—%	$10,538	100.0%
Biotechnology	—	—%	—	—%
Total revenue	$—	—%	$10,538	100.0%

	13 Weeks Ended		13 Weeks Ended
	July 1, 2023		July 2, 2022
	Gross Profit	Gross Profit Percentage	Gross Profit	Gross Profit Percentage
Gross Profit
Gross profit from discontinued operations	$—	—%	$1,649	15.6%
Biotechnology	—	—%	—	—%
Total gross profit	$—	—%	$1,649	15.6%
Revenue
Revenue decreased by approximately $10.5 million for the 13 weeks ended July 1, 2023, as compared to the 13 weeks ended July 2, 2022. The decrease is due to the disposition of our recycling segment as of March 1, 2023.

Cost of Revenue
Cost of revenue decreased by approximately $8.9 million for the 13 weeks ended July 1, 2023, as compared to the 13 weeks ended July 2, 2022. The decrease is due the disposition of our recycling segment as of March 1, 2023.
Selling, General and Administrative Expense
Selling, general and administrative expenses increased by approximately $402,000, or 61.1%, for the 13 weeks ended July 1, 2023, as compared to the 13 weeks ended July 2, 2022, primarily due to increased amortization costs relating to the Soin intangibles. This increase relates only to continuing operations.
Interest Income, net
Interest income, net increased by approximately $198,000 for the 13 weeks ended July 1, 2023, as compared to the 13 weeks ended July 2, 2022 primarily due to the accretion of discount in connection with the promissory note with SPYR and receivable from VM7 (see Note 18), as well as interest recorded on the note with SPYR.
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
Operating loss by operating segment, is defined as loss before net interest expense, other income and expense, provision for income taxes ($000’s).

	13 Weeks Ended July 1, 2023			13 Weeks Ended July 2, 2022
	Biotechnology	Discontinued Operations	Total	Biotechnology	Discontinued Operations	Total
Revenue	$—	$—	$—	$—	$10,538	$10,538
Cost of revenue	—	—	—	—	8,889	8,889
Gross profit	—	—	—	—	1,649	1,649
Selling, general and administrative expense	1,060	—	1,060	658	2,251	2,909
Gain on sale of GeoTraq	—	$—	—	—	(10,241)	(10,241)
Operating (loss) income	$(1,060)	$—	$(1,060)	$(658)	$9,639	$8,981
Biotechnology Segment
Our biotechnology segment incurred expenses of approximately $1.1 million and $658,000 related to employee costs and professional services related to research, and corporate services, as well as amortization of the Soin intangibles for the 13 weeks ended July 1, 2023 and the 13 weeks ended July 2, 2022, respectively.
Discontinued Operations
Discontinued operations consists of our Recycling segment, which was disposed of effective March 1, 2023, and our Technology segment, which was disposed of during May 2022. Revenue for the 13 weeks ended July 1, 2023, decreased by approximately $10.5 million as compared to the prior year period, which was due to the disposition of our Recycling segment as of March 1, 2023.
Operating loss for the 13 weeks ended July 1, 2023, decreased by approximately $9.6 million as compared to the prior year period. The increase is due to the disposition of our Recycling segment as of March 1, 2023.

For the Twenty-Six Weeks Ended July 1, 2023 and July 2, 2022
Results of Operations
The following table sets forth certain statement of operations items and as a percentage of revenue, for the periods indicated (in $000’s):

	26 Weeks Ended	26 Weeks Ended
	July 1, 2023	July 2, 2022
Statement of Operations Data:
Revenues	$—	$—
Cost of revenues	—	—
Gross profit	—	—
Selling, general and administrative expenses	2,159	1,339
Operating loss	(2,159)	(1,339)
Interest income, net	840	165
Gain on litigation settlement	—	1,950
Unrealized loss on marketable securities	(247)	(376)
Gain on reversal of contingency loss	—	637
Other income, net	739	1,355
Net income (loss) before provision of income taxes	(827)	2,392
Income tax benefit	(244)	—
Net income (loss) from continuing operations	(583)	2,392
Income from discontinued operations	13,976	7,700
Income tax provision for discontinued operations	3,186	7
Net income from discontinued operations	10,790	7,693
Net income	$10,207	$10,085

The following tables set forth revenues for key product and service categories, percentages of total revenue and gross profits earned by key product and service categories and gross profit percent as compared to revenues for each key product category indicated (in $000’s):

	26 Weeks Ended		26 Weeks Ended
	July 1, 2023		July 2, 2022
	Net Revenue	Percent of Total	Net Revenue	Percent of Total
Revenue
Revenue from discontinued operations	$3,795	100.0%	$19,862	100.0%
Biotechnology	—	—%	—	—%
Total revenue	$3,795	100.0%	$19,862	100.0%

	26 Weeks Ended		26 Weeks Ended
	July 1, 2023		July 2, 2022
	Gross Profit	Gross Profit Percentage	Gross Profit	Gross Profit Percentage
Gross Profit
Gross profit from discontinued operations	$(197)	-5.2%	$3,502	17.6%
Biotechnology	—	—%	—	—%
Total gross profit	$(197)	-5.2%	$3,502	17.6%

Revenue
Revenue decreased by approximately $16.1 million, or 80.9%, for the 26 weeks ended July 1, 2023, as compared to the 26 weeks ended July 2, 2022. The decrease is due to the disposition of our recycling segment as of March 1, 2023.
Cost of Revenue
Cost of revenue decreased by approximately $7.5 million for the 26 weeks ended July 1, 2023, as compared to the 26 weeks ended July 2, 2022. The decrease is primarily due the disposition of our recycling segment as of March 1, 2023.
Selling, General and Administrative Expense
Selling, general and administrative expenses increased by approximately $820,000, or 61.2%, for the 26 weeks ended July 1, 2023, as compared to the 26 weeks ended July 2, 2022, primarily due to increased amortization costs relating to the Soin intangibles. This increase relates only to continuing operations.
Interest Income, net
Interest income, net increased by approximately $675,000 for the 26 weeks ended July 1, 2023, as compared to the 26 weeks ended July 2, 2022 primarily due to the accretion of discount in connection with the promissory note with SPYR and receivable from VM7 (see Note 18), as well as interest recorded on the note with SPYR.
Unrealized Loss on Marketable Securities
Unrealized loss on marketable securities decreased by approximately $129,000 for the 26 weeks ended July 1, 2023, as compared to the 26 weeks ended July 2, 2022. An unrealized gain or loss on marketable securities is recorded to mark to fair value securities received in connection to the sale of GeoTraq.
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
Operating loss by operating segment, is defined as loss before net interest expense, other income and expense, provision for income taxes ($000’s).

	26 Weeks Ended July 1, 2023			26 Weeks Ended July 2, 2022
	Biotechnology	Discontinued Operations	Total	Biotechnology	Discontinued Operations	Total
Revenue	$—	$3,795	$3,795	$—	$19,862	$19,862
Cost of revenue	—	3,992	3,992	—	16,360	16,360
Gross profit	—	(197)	(197)	—	3,502	3,502
Selling, general and administrative expense	2,159	1,468	3,627	1,339	4,514	5,853
Gain on sale of GeoTraq	—	(15,824)	(15,824)	—	(10,241)	(10,241)
Operating (loss) income	$(2,159)	$14,159	$12,000	$(1,339)	$9,229	$7,890
Liquidity and Capital Resources
Overview
As of July 1, 2023, our cash on hand was $169,000. We intend to fund operations by using cash on hand, monthly revenues from the sale of our Subsidiaries, and funds received from approved ERC’s. We intend to raise funds to support future development of JAN 123 and JAN 101 either through capital raises or structured arrangements.

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
Cash Flows
During the 26 weeks ended July 1, 2023, cash provided by operations was approximately $2.3 million, compared to cash provided by operations of approximately $1.5 million during the 26 weeks ended July 2, 2022. Cash provided by discontinued operations during the 26 weeks ended July 1, 2023 was approximately $2.3 million, while cash used in continuing operations was approximately $9,000. The increase in cash was primarily due to results of operations as discussed above.
Cash used in investing activities was approximately $156,000 and $910,000, respectively, for the 26 weeks ended July 1, 2023 and the 26 weeks ended July 2, 2022. Cash used in investing activities for the 26 weeks ended July 1, 2023 was all associated with discontinued operations and was related to purchases of property and equipment. Cash used in investing activities for the 26 weeks ended July 2, 2022 was all associated with discontinued operations and related to purchases of property and equipment and intangibles.
Cash used in financing activities was approximately $2.1 million for the 26 weeks ended July 1, 2023. Cash used in financing activities from discontinued operations for the 26 weeks ended July 1, 2023 was approximately $2.2 million and was primarily due to the repayment of debt obligations. Cash provided by financing activities from continued operations for the 26 weeks ended July 1, 2023 was approximately $94,000 and was related to $368,000 in proceeds from equity financing, partially offset by $274,000 in debt repayments. Cash used in financing activities was approximately $103,000 for the 26 weeks ended July 2, 2022. Cash provided by financing activities from discontinued operations for the 26 weeks ended July 2, 2022 was approximately $185,000, and was primarily due to proceeds from the issuance of debt. Cash used in financing activities from continuing operations for the 26 weeks ended July 2, 2022 was $288,000 and was primarily due to the repayment of debt obligations.
Sources of Liquidity
We continue to face a challenging competitive environment as we continue to focus on raising capital and managing expenses. We reported a net loss of approximately $583,000 from continuing operations in for the 26 weeks ended July 1, 2023, and net income from continuing operations of approximately $2.4 million for the 26 weeks ended July 2, 2022 primarily due to a gain on litigation settlement of approximately $2.0 million, gain on reversal of a contingency loss of $637,000, and other income, net of approximately $1.4 million, partially offset by an operating loss of $1.3 million and an unrealized loss on marketable securities of $376,000. Additionally, the Company has total current assets of approximately $286,000 and total current liabilities of approximately $2.9 million resulting in a net negative working capital of approximately $2.6 million. Cash provided by continuing operations was approximately $9,000.
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
Management noted material weaknesses in internal control when conducting their evaluation of internal control as of April 1, 2023: (1) Insufficient information technology general controls and segregation of duties; (2) inadequate control design or lack of sufficient controls over significant accounting processes; (3) insufficient assessment of the impact of potentially significant transactions; and (4) insufficient processes and procedures related to proper recordkeeping of agreements and contracts.
These material weaknesses remained outstanding as of the filing date of this Form 10-Q and management is currently working to remedy these outstanding material weaknesses.
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

PART II. Other Information
Item 1. Legal Proceedings
The information in response to this item is included in Note 12, Commitments and Contingencies, to the Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q.
Item 1A. Risk Factors
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item. However, in light of the SEC Complaint, the Company provides the following additional risk factors, which supplements the risk factors previously disclosed by the Company in Part I, Item 1A, Risk Factors, of the 2022 10-K.
We are the subject of an SEC Complaint, which could divert management’s focus, result in substantial litigation expenses, and have an adverse impact on our business, reputation, financial condition, results of operations or stock price.
We are currently subject to an SEC Complaint. Refer to Note 15 to our Consolidated Financial Statements and Part II, Item 1 of this Quarterly Report for additional information regarding this specific matter. We may be subject to additional investigations, arbitration proceedings, audits, regulatory inquiries, and similar actions, including matters related to intellectual property, employment, securities laws, disclosures, tax, accounting, class action and product liability, as well as regulatory and other claims related to our business and our industry, which we refer to collectively as legal proceedings. We cannot predict the outcome of any particular proceeding, or whether ongoing investigations, will be resolved favorably or ultimately result in charges or material damages, fines or other penalties, enforcement actions, bars against serving as an officer or director, or practicing before the SEC, or civil or criminal proceedings against us or members of our senior management.
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
________________________
*Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

JanOne Inc.
(Registrant)

Date:	August 15, 2023	By:	/s/ Tony Isaac
Tony Isaac
Chief Executive Officer
(Principal Executive Officer)

Date:	August 15, 2023	By:	/s/ Virland A. Johnson
Virland A. Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)