Form 10-Q
period 2023-09-30
JanOne Inc.
filed 2023-11-14
CIK 862861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of November 11, 2023, there were 4,957,647 outstanding shares of the registrant’s common stock, with a par value of $0.001.

JANONE INC.
INDEX TO FORM 10-Q

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	3

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the 13 and 39 weeks ended September 30, 2023 and October 1, 2022	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the 39 weeks ended September 30, 2023 and October 1, 2022	5

	Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the 13 and 39 weeks ended September 30, 2023 and October 1, 2022	6

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	35

Item 4.	Mine Safety Disclosures	35

Item 5	Other Information	35

Item 6.	Exhibits	36

SIGNATURES		37

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
JANONE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per-share amounts)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Cash and cash equivalents	$413	$61
Trade and other receivables, net	19	106
Prepaid expenses and other current assets	85	394
Current assets from discontinued operations	—	8,612
Total current assets	517	9,173
Intangible assets - Soin, net	18,204	19,293
Other intangible assets, net	4	4
Note receivable - SPYR, net	9,578	8,974
Note receivable - VM7, net	5,600	—
Marketable securities	222	315
Deposits and other assets	364	18
Other assets from discontinued operations	—	8,979
Total assets	$34,489	$46,756
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$2,261	$2,276
Accrued liabilities - other	243	1,006
Short-term debt	—	274
Current liabilities from discontinued operations	—	20,382
Total current liabilities	2,504	23,938
Deferred income taxes, net	2,942	—
Other noncurrent liabilities	35	241
Noncurrent liabilities from discontinued operations	—	5,760
Total liabilities	5,481	29,939
Commitments and contingencies (Note 12)
Mezzanine equity
Convertible preferred stock, series S - par value $0.001 per share, 200,000 authorized, 100,000 and 100,000 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	14,510	14,510
Stockholders' equity:
Preferred stock, series A-1 - par value $0.001 per share, 2,000,000 authorized, 193,730 and 222,588 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 4,957,647 and 2,827,410 shares issued and outstanding at September 30, 2023 and at December 31, 2022, respectively	3	2
Additional paid-in capital	47,323	45,748
Accumulated deficit	(32,828)	(42,822)
Accumulated other comprehensive loss	—	(621)
Total stockholders' equity	14,498	2,307
Total liabilities and stockholders' equity	$34,489	$46,756
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JANONE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(Dollars in thousands, except per-share)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Revenues	$—	$—	$—	$—
Cost of revenues	—	—	—	—
Gross profit	—	—	—	—
Operating expenses:
Selling, general and administrative expenses	764	611	2,923	1,950
Operating loss	(764)	(611)	(2,923)	(1,950)
Other income:
Interest income, net	758	410	1,598	575
Gain on litigation settlement, net	—	—	—	1,950
Unrealized loss on marketable securities	(267)	(270)	(514)	(646)
Gain on reversal of contingency loss	—	—	—	637
Other income, net	6	688	745	2,043
Total other income, net	497	828	1,829	4,559
Income (loss) from continuing operations before provision for income taxes	(267)	217	(1,094)	2,609
Income tax benefit	(25)	—	(269)	—
Net income (loss) from continuing operations	(242)	217	(825)	2,609
Gain (loss) from discontinued operations	—	(2,182)	13,976	5,518
Income tax provision (benefit) for discontinued operations	(28)	16	3,158	23
Net income (loss) from discontinued operations	28	(2,198)	10,818	5,495
Net income (loss)	$(214)	$(1,981)	$9,993	$8,104
Net income (loss) per share:
Net income (loss) per share from continuing operations, basic	$(0.06)	$0.07	$(0.22)	$0.83
Net income (loss) per share from continuing operations, diluted	$(0.06)	$0.07	$(0.22)	$0.75
Net income (loss) per share from discontinued operations, basic	$0.01	$(0.70)	$2.93	$1.74
Net income (loss) per share from discontinued operations, diluted	$0.01	$(0.70)	$2.93	$1.57
Net income (loss) per share, basic	$(0.05)	$(0.63)	$2.71	$2.57
Net income (loss) per share, diluted	$(0.05)	$(0.63)	$2.71	$2.32
Weighted average common shares outstanding:
Basic	4,198,940	3,150,230	3,687,896	3,150,230
Diluted	4,198,940	3,150,230	3,687,896	3,496,003
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JANONE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	For the Thirty-Nine Weeks Ended
	September 30, 2023	October 1, 2022
OPERATING ACTIVITIES:
Net (loss) income from continuing operations	$(825)	$2,609
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,090	2
Stock based compensation expense	14	4
Accretion of note receivable discount	(1,021)	(225)
Gain on legal settlement	—	(115)
Unrealized loss on marketable securities	514	646
Gain on reversal of contingent liability	—	(637)
Changes in assets and liabilities:
Accounts receivable, net of acquisitions and dispositions	506	(1,449)
Prepaid expenses and other current assets, net of dispositions	309	(72)
Inventories	—	(210)
Accounts payable and accrued expenses, net of dispositions	(689)	(252)
Other Assets	(346)	15
Operating cash flows provided by discontinued operations	2,320	(2,707)
Net cash provided by (used in) operating activities	1,872	(2,391)
INVESTING ACTIVITIES:
Investing cash flows used in discontinued operations	(156)	(950)
Net cash used in investing activities	(156)	(950)
FINANCING ACTIVITIES:
Proceeds from equity financing, net	792	—
Proceeds from notes payable	—	648
Warrants exercised	259	—
Payments on notes payable	—	(530)
Payments on short-term notes payable	(274)	—
Financing cash flows from discontinued operations	(2,212)	3,386
Net cash (used in) provided by financing activities	(1,435)	3,504
Effect of changes in exchange rate on cash and cash equivalents	17	—
INCREASE IN CASH AND CASH EQUIVALENTS	298	163
CASH AND CASH EQUIVALENTS, beginning of period	115	705
LESS CASH OF DISCONTINUED OPERATIONS, end of period	—	(434)
CASH AND CASH EQUIVALENTS, end of period	$413	$434
Supplemental cash flow disclosures:
Interest paid	$118	$235
Income taxes paid	—	54
Noncash recognition of new leases	—	1,902
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JANONE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)
(Dollars in thousands)

	Series A-1 Preferred			Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Deficit	Total Stockholders' Equity
	Shares		Amount	Shares	Amount
Balance, December 31, 2022	222,588		$—	3,150,230	$2	$45,748	$(42,822)	$(621)	$2,307
Share based compensation	—		—	—	—	8	—	—	8
Common stock issued for equity financing	—		—	361,000	1	368	—	—	369
Series A-1 Preferred converted for legal settlement	(5,185)		—	103,707	—	170	—	—	170
Other comprehensive income	—		—	—	—	—	—	621	621
Net income	—		—	—	—	—	10,085	—	10,085
Balance, April 1, 2023	217,403		—	3,614,937	3	46,294	(32,737)	—	13,560
Share based compensation	—		—	—	—	5	—	—	5
Net income	—		—	—	—	—	123	—	123
Balance, July 1, 2023	217,403		$—	3,614,937	$3	$46,299	$(32,614)	$—	$13,688
Share based compensation	—		—	—	—	1	—	—	1
Series A-1 Preferred converted for legal settlement	(22,168)		—	443,362	—	340	—	—	340
Series A-1 Preferred forfeited	(1,505)		—	—	—	—	—	—	—
Warrants exercised	—		—	481,348	—	259	—	—	259
Common stock issued for equity financing	—		—	418,000	—	424	—	—	424
Net income	—		—	—	—	—	(214)	—	(214)
Balance, September 30, 2023	193,730	193730	$—	4,957,647	$3	$47,323	$(32,828)	$—	$14,498

	Series A-1 Preferred				Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Deficit	Total Stockholders' Deficit
	Shares		Amount		Shares	Amount
Balance, January 1, 2022	238,729		$—		2,827,410	$2	$45,743	$(53,804)	$(617)	$(8,676)
Share based compensation	—		—		—	—	4	—	—	4
Other comprehensive income	—		—		—	—	—	(8)	(41)	(49)
Net income	—		—		—	—	—	1,211	—	1,211
Balance, April 2, 2022	238,729		—		2,827,410	2	45,747	(52,601)	(658)	(7,510)
Series A-1 preferred converted	(16,141)		$—		322,820	$1	$—	$—	$—	1
Other comprehensive income	—		$—		—	$—	$—	$—	$41	41
Net income	—		$—		—	$—	$—	$8,874	$—	8,874
Balance, July 1, 2022	222,588		—		3,150,230	3	45,747	(43,727)	(617)	1,406
Net loss								$(1,981)		(1,981)
Balance, October 1, 2022	222,588	222588	$—	0	3,150,230	$3	$45,747	$(45,708)	$(617)	$(575)
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
The Company currently faces a challenging competitive environment and is focused on improving its overall profitability, which includes managing expenses. The Company reported a net loss from continuing operations of approximately $754,000 for the 39 weeks ended September 30, 2023. Additionally, as of September 30, 2023, the Company has total current assets of approximately $517,000 and total current liabilities of approximately $2.5 million resulting in a net negative working capital of approximately $1.9 million. Cash used in operations from continuing operations was approximately $500,000. Additionally, stockholders’ equity, as of September 30, 2023, is approximately $14.5 million.
The Company intends to fund operations by using cash on hand and monthly receipts in connection with the sale of its Subsidiaries (see Note 18) and funds received from approved Employee Retention Credits (“ERC’s”). The Company intends to raise funds to support future development of JAN 123 and JAN 101 either through capital raises or structured arrangements. However, the availability of such funding cannot be assured.
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

Financial Instruments
Financial instruments consist primarily of cash equivalents, trade and other receivables, notes receivable, and obligations under accounts payable, accrued expenses and notes payable. The carrying amounts of cash equivalents, trade receivables and other receivables, accounts payable, accrued expenses and short-term notes payable approximate fair value because of the short maturity of these instruments. The fair value of the long-term debt is calculated based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements, unless quoted market prices were available (Level 2 inputs). The carrying amounts of long-term debt at December 31, 2022 approximate fair value. The Company has no long-term debt as of September 30, 2023 due to the disposition of ARCA Recycling (see Note 18).
Recently Issued Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which introduces a new approach to estimate credit losses on certain types of financial instruments based on expected losses instead of incurred losses. It also modifies the impairment model for available-for-sale debt securities and provides a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU No. 2016-13 is effective for smaller reporting companies for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years. Early adoption is permitted. The Company has adopted this new accounting standard, however, as of the 13 and 39 weeks ended September 30, 2023, there is no material impact on our Consolidated Financial Statements and related disclosures.
Note 3: Discontinued Operations
As of September 30, 2023, the Company discontinued operations of its Recycling and Technology segments as follows:
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
Depreciation expense was $0 and $35,000 for the 13 weeks ended September 30, 2023 and October 1, 2022, respectively, and $60,000 and $193,000 for the 39 weeks ended September 30, 2023 and October 1, 2022, respectively.

2 The Company’s intangible assets consisted of the following:

December 31, 2022
Patent and domains	$19
Computer software	1,682
Intangible assets	1,701
Less accumulated amortization	(966)
Total intangible assets	$735
Amortization expense was $0 and $42,000 for the 13 weeks ended September 30, 2023 and October 1, 2022, respectively, and $36,000 and $154,000 for the 39 weeks ended September 30, 2023 and October 1, 2022, respectively.
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
On April 13, 2017 the Company received the formal CDTFA assessment for sales tax for tax years 2011, 2012, and 2013 in the amount of approximately $4.1 million plus applicable interest of $500,000 related to the appliance replacement programs that the Company administered on behalf of its customers on which it did not assess, collect, or remit sales tax. The Company has appealed this assessment to the CDTFA Appeals Bureau. The appeal remains in process. Interest has continued to accrue until the matter is resolved.
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
The obligations of ARCA Recycling under the ICG Note are guaranteed by the Company. The foregoing transaction did not include the issuance of any shares of the Company’s common stock, warrants, or other derivative securities. As of January 1, 2022, the balance due on ICG Note was $1.0 million. Beginning in April 2022, the revolving credit facility was converted to a term note that amortized ratably through its maturity date of March 2026. The principal amount of the note was $1.0 million, and was to bear interest at 8.75% per annum. Monthly payments on this note were approximately $24,767. ICG is a record and beneficial owner of 13.6% of the outstanding common stock of the Company. Jon Isaac is the manager and sole member of ICG, and the son of Tony Isaac, the Chief Executive Officer of JanOne and, previously, ARCA Recycling.
7 The Company’s related party debt consisted of the following:

December 31, 2022
Isaac Capital Group LLC	$838
Total	838
Less current portion	(233)
Total	$605

In accordance with the provisions of ASC 205-20, the Company has not included in the results of continuing operations the results of operations of the discontinued operations in the consolidated statements of operations and comprehensive income (loss). The results of operations for these entities for the 13 and 39 weeks ended September 30, 2023 and October 1, 2022, respectively, have been reflected as discontinued operations in the consolidated statements of operations and comprehensive income (loss) and consist of the following:

	13 Weeks Ended		39 Weeks Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Revenues	$—	$8,587	$3,795	$28,449
Cost of revenues	—	7,553	3,992	23,913
Gross profit	—	1,034	(197)	4,536
Operating expenses from discontinued operations:
Selling, general and administrative expenses	$—	$2,248	1,469	6,761
Gain on sale of GeoTraq	—	—	(15,824)	(10,241)
Total operating expenses from discontinued operations	—	2,248	(14,355)	(3,480)
Operating income from discontinued operations	—	(1,214)	14,158	8,016
Other income (expense) from discontinued operations
Interest expense, net	—	(280)	(181)	(698)
Loss on litigation settlement	—	—	—	(115)
Other income (expense), net	—	(688)	(1)	(1,685)
Total other income (loss), net	—	(968)	$(182)	$(2,498)
Income before provision for income taxes from discontinued operations	—	(2,182)	13,976	5,518
Income tax provision (benefit)	(28)	16	3,158	23
Net income from discontinued operations	$28	$(2,198)	$10,818	$5,495

In accordance with the provisions of ASC 205-20, the Company has separately reported the cash flow activity of the discontinued operations in the consolidated statements of cash flows. The cash flow activity from discontinued operations for the 39 weeks ended September 30, 2023 and October 1, 2022 have been reflected as discontinued operations in the consolidated statements of cash flows and consist of the following:

	39 weeks ended
	September 30, 2023	October 1, 2022
DISCONTINUED OPERATING ACTIVITIES:
Net income (loss) from discontinued operations	10,818	5,495
Depreciation and amortization	96	344
Amortization of debt issuance costs	11	10
Amortization of right-of-use assets	53	54
Change in deferred taxes	3,157	—
Gain on sale of ARCA, net of cash	(15,967)	—
Gain on sale of GeoTraq	—	(10,241)
Changes in assets and liabilities:
Accounts receivable	2,932	(1,165)
Inventories	299	899
Prepaid expenses and other current assets	55	248
Accounts payable and accrued expenses	866	1,692
Other assets	—	(43)
Net cash provided by operating activities from discontinued operations	$2,320	$(2,707)
DISCONTINUED INVESTING ACTIVITIES:
Purchases of property and equipment	(123)	(736)
Purchase of intangible assets	(33)	(214)
Net cash used in investing activities from discontinued operations	$(156)	$(950)
DISCONTINUED FINANCING ACTIVITIES:
Proceeds from note payable	5,162	4,052
Payment on related party note	(38)	(107)
Proceeds from issuance of short-term notes payable	(7,291)	—
Payments on notes payable	(45)	(559)
Net cash used in financing activities from discontinued operations	$(2,212)	$3,386
Effect of changes in exchange rate on cash and cash equivalents	(5)	—
DECREASE IN CASH AND CASH EQUIVALENTS	(53)	(271)
CASH AND CASH EQUIVALENTS, beginning of period	53	704
CASH AND CASH EQUIVALENTS, end of period	$—	$433
Note 4: Trade and other receivables
The Company’s trade and other receivables as of September 30, 2023 and December 31, 2022, respectively, were as follows (in $000’s):

	September 30, 2023	December 31, 2022
Trade and other receivables, net, from discontinued operations	$—	$7,816
Other receivables	19	106
Trade and other receivables, net	$19	$7,922

Note 5: Prepaids and other current assets
Prepaids and other current assets as of September 30, 2023 and December 31, 2022 consist of the following (in $000’s):

	September 30, 2023	December 31, 2022
Prepaid insurance	$—	$364
Prepaid other	85	30
Prepaid expenses from discontinued operations	—	377
Total prepaid expenses and other current assets	$85	$771
Note 6: Notes receivable
SPYR Note
On May 24, 2022, the Company entered into an Asset Purchase Agreement with SPYR Technologies Inc. (“SPYR”), pursuant to which the Company sold to SPYR substantially all of the assets and none of the specified liabilities of GeoTraq. In connection with the Purchase Agreement, SPYR delivered to the Company a five-year Promissory Note in the initial principal amount of $12.6 million. The Promissory Note bears simple interest at the rate of 8% per annum, provides quarterly interest payments due on the first day of each calendar quarter, and may be prepaid at any time without penalty. Interest payments may be remitted in either restricted shares of common stock or restricted shares of Series G Convertible Preferred Stock of SPYR, or in cash. The Promissory Note matures on May 24, 2027. The Company has received restricted shares of Series G Convertible Preferred Stock of SPYR equivalent to approximately 414,000,000 shares of its common stock during the 39 weeks ended September 30, 2023, and 30,000,000 shares of SPYR's common stock during the 39 weeks ended October 1, 2022. As of September 30, 2023, the Company has accrued receivables of approximately $254,000 in interest income related to the Promissory Note.
In connection with the asset sale, the Company engaged a third-party valuation firm to assess the fair value of the consideration received. Based on the valuation, the Promissory Note (“Note”) was initially valued at approximately $11.3 million, but was revised to be approximately $9.5 million upon review of the original valuation by the Company. The amount of the revised discount amount, or approximately $3.2 million, was recorded as an offset to the principal amount of the Note, and will be accreted ratably to interest income over the term of the Note. No charges against income relating to the value of the Note have been recorded for the 13 and 39 weeks ended September 30, 2023. The Company will continue to review SPYR's financial trends going further to determine whether additional charges against income should occur.
The balance appearing on the Company's consolidated balance sheets represents the principal balance of the Promissory Note, net of the discount balance. During the 13 weeks ended September 30, 2023 and October 1, 2022, approximately $201,000 and $65,000, respectively, of the discount was recorded as interest income, and during the 39 weeks ended September 30, 2023 and October 1, 2022, approximately $604,000 and $65,000, respectively, of the discount was recorded as interest income. As of September 30, 2023, the net carrying value of the Note was approximately 9.6 million.
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
The minimum consideration to be received by the Company from the Disposition Transaction, as discussed above, is $1.6 million per year for 15 years, or $24.0 million in the aggregate, plus cash of $3,000 paid at close. In connection with the Disposition Transaction, the Company used a discount rate of 20% when it valued the aggregate minimum consideration. Management determined that discount rate appropriately addresses any risk that the minimum payments would not be received. The valuation, factoring in that discount rate, yielded a present value of approximately $6.0 million, which, in addition to the $3,000 paid at close, comprises the approximately $6.0 million of net consideration. The amount of the revised discount amount, or approximately $18.0 million, was recorded as an offset to the principal amount of the Note, and will be accreted ratably to interest income over the term of the Note. During the 13 weeks ended September 30, 2023 and October 1, 2022, approximately $303,000 and $0, respectively, of the discount was recorded as interest income, and during the 39 weeks ended September 30, 2023 and October 1, 2022, approximately $417,000 and $0, respectively, of the discount was recorded as interest income. As of September 30, 2023, the net carrying value of the note was approximately 5.6 million.
Note 7: Intangible Assets
Intangible assets as of September 30, 2023 and December 31, 2022 consist of the following (in $000’s):

	September 30, 2023	December 31, 2022
Patent and domains	$4	$4
Soin intangibles *	$19,293	$19,293
Computer software	—	3,563
Intangible assets from discontinued operations	—	735
Intangible assets	19,297	23,595
Less accumulated amortization	(1,089)	(3,563)
Total intangible assets	$18,208	$20,032
*The Soin intangibles acquired by the Company consist of the following:
1.Three pending patents related to the methods of using low-dose Naltrexone to treat chronic pain;
2.Final formula for Naltrexone; and
3.Orphan drug designation as approved by the FDA.
Intangible amortization expense from continuing operations was $363,000 and $0 for the 13 weeks ended September 30, 2023 and October 1, 2022 and $1.1 million and $0 for the 39 weeks ended September 30, 2023 and October 1, 2022.
Note 8: Deposits and other assets
Deposits and other assets as of September 30, 2023 and December 31, 2022 consist of the following (in $000’s):

	September 30, 2023	December 31, 2022
Deposits and other assets from discontinued operations	$—	$249
Other	364	18
Total deposits and other assets	$364	$267
Note 9: Accrued Liabilities
Accrued liabilities as of September 30, 2023 and December 31, 2022 consist of the following (in $000’s):

	September 30, 2023	December 31, 2022
Compensation and benefits	$51	$81
Accrued guarantees	—	130
Accrued taxes	146	5
Accrued litigation settlement	—	510
Other	46	280
Accrued expenses from discontinued operations	—	3,278
Total accrued expenses	$243	$4,284

Note 10: Income Taxes
The Company recorded an income tax benefit from continuing operations of approximately $25,000 and $0 for the 13 weeks ended September 30, 2023 and October 1, 2022, respectively, and an income tax benefit from discontinued operations of approximately $28,000 and $0 for the 13 weeks ended September 30, 2023 and October 1, 2022, respectively. The Company recorded an income tax benefit from continuing operations of approximately $269,000 and $0 for the 39 weeks ended September 30, 2023 and October 1, 2022, respectively, and an income tax expense from discontinued operations of approximately $3.2 million and $0 for the 39 weeks ended September 30, 2023 and October 1, 2022, respectively. The Company’s overall effective tax rate was 30.3% and 0.23% for the 39 weeks ended September 30, 2023 and October 1, 2022, respectively. The effective tax rates and related provisional tax amounts vary from the U.S. federal statutory rate primarily due to state taxes and certain non-deductible expenses.
Note 11: Short-Term Debt
Short-term debt and other financing obligations as of September 30, 2023 and December 31, 2022, consist of the following (in $000’s):

	September 30, 2023	December 31, 2022
AFCO Finance	$—	$274
Total short-term debt	$—	$274
AFCO Finance
The Company has entered into a financing agreement with AFCO Credit Corporation (“AFCO”) purchased through Marsh Insurance on an annual basis to fund the annual premiums on insurance policies due July 1 of each year. These policies relate to workers’ compensation and various liability policies including, but not limited to, General, Auto, Umbrella, Property, and Directors’ and Officers’ insurance. The total amount of the premiums financed in July 2022 was approximately $516,000 with an interest rate ranging from approximately 6.0% over the period. An initial down payment of approximately $129,000 was made on July 21, 2022 with additional monthly payments of approximately $59,000, escalating to approximately $69,000 over the term, being made beginning August 1, 2022 and ending on April 1, 2023. No such financing agreement has been entered into during fiscal 2023.
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
The Company continues to assert that the SEC’s pursuit of this matter will not result in any benefit to investors and instead will only serve as a distraction from its core business. On October 1, 2021, the Company, filed a motion with the court to dismiss the complaint. The SEC filed its response opposing the motions on November 1, 2021.On September 7, 2022, the motions to dismiss were denied by the court. Pursuant to the automatic stay of proceedings under the Private Securities Litigation Reform Act, all discovery was stayed pending the motions to dismiss and the June 23, 2023 mediation to which all of the parties agreed. As of the date of these financial statements, discovery has recommenced as the mediation did not result in a settlement and the motions to dismiss were denied.

The Defendants continue strongly to dispute and deny the allegations and continue to defending themselves vigorously against the claims.
Skybridge
On December 29, 2016, the Company served a Minnesota state court complaint for breach of contract on Skybridge Americas, Inc. (“SA”), the Company’s primary call center vendor throughout 2015 and most of 2016. The Company sought damages in the millions of dollars as a result of alleged overcharging by SA and lost client contracts. On January 25, 2017, SA served a counterclaim for unpaid invoices in the amount of approximately $460,000 plus interest and attorneys’ fees. On March 29, 2017, the Hennepin County district court (the “District Court”) dismissed the Company’s breach of contract claim based on SA’s overuse of its Canadian call center but permitted the Company’s remaining claims to proceed. Following motion practice, on January 8, 2018 the District Court entered judgment in SA’s favor, which was amended as of February 28, 2018, for a total amount of approximately $614,000, including interest and attorneys’ fees. On March 4, 2019, the Minnesota Court of Appeals (the “Court of Appeals”) ruled and (i) reversed the District Court’s judgment in favor of Skybridge on the call center location claim and remanded the issue back to the District Court for further proceedings, (ii) reversed the District Court’s judgment in favor of Skybridge on the net payment issue and remanded the issue to the District Court for further proceedings, and (iii) affirmed the District Court’s judgment in Skybridge’s favor against the Company’s claim that Skybridge breached the contract when it failed to meet the service level agreements. As a result of the decision by the Court of Appeals, the District Court’s award of interest and attorneys’ fees, etc. was reversed. The Company and SA held a mediation session in July 2020. Trial was held in August 2020 and on February 1, 2021, the District Court assessed damages against the Company in the amount of approximately $715,000 plus interest, fees, and costs and attorneys’ fees of $475,000. In subsequent proceedings, the Appeals Court affirmed the District Court judgment. Of the total amount awarded to SA, less the funds that the Company had previously deposited with the District Court, SA remains entitled to approximately $382,000 of statutory interest, which obligation SA continues to attempt to collect from the Company, although that obligation was assumed by the Buyer in connection with the ARCA and Subsidiaries Disposition transaction (see Note 18).
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
Under the terms of the Settlement Agreement, the Company, on its own behalf and on behalf of GeoTraq and Mr. Isaac, agreed to tender to Mr. Sullivan an aggregate of $1.95 million (the “GeoTraq Settlement Consideration”) in the following manner: (i) $250,000, which was tendered in cash on or about the date of the Settlement Agreement and (ii) up to 10 quarterly installments of not less than $170,000 each that commenced on June 1, 2021, and shall continue not less frequently than every three months thereafter (the “GeoTraq Installments”). The Company may tender the GeoTraq Installments in cash or in the equivalent value of shares of its common stock (the value of the shares to be determined by a formula set forth in the Settlement Agreement), in either case at the Company's discretion. The Company may also prepay one or more GeoTraq Installments in full or in part at any time or from time to time either in cash or in shares of its common stock (a “GeoTraq Prepayment”). If the Company elects to prepay one or more GeoTraq Installments with shares of its common stock, Mr. Sullivan reserves the right not to consent to a tender thereof in excess of 50% of the value of that specific GeoTraq Prepayment; however, Mr. Sullivan is restricted in the reasons for which he can refuse to provide his written consent. The number of shares of the Company’s common stock to be issued upon any GeoTraq Prepayment is determined by a different formula than the one to be utilized for a GeoTraq Installment. On March 17, 2023, the Company converted 5,185 of Mr. Sullivan’s Series A-1 Preferred shares and issued 103,707 shares of the Company's common stock as payment for its quarterly installment. On June 1, 2023, the Company converted 7,697 of Mr. Sullivan’s Series A-1 Preferred shares into 153,941 shares of the Company’s common stock in payment of its June 30, 2023 quarterly installment. On September 1, 2023, the Company converted 14,471 of Mr. Sullivan’s Series A-1 Preferred shares into 289,421 shares of the Company’s common stock in payment of its September 30, 2023 quarterly installment. (see Note 13). As of September 30, 2023, the full balance due under the Settlement Agreement had been repaid.
The parties to the Settlement Agreement released and forever discharged one another from any and all known and unknown claims that were asserted or could have been asserted arising out of the GeoTraq Litigation Matters. The accrued liability for payments due to Mr. Sullivan is $0 and $510,000 as of September 30, 2023 and December 31, 2022, respectively.

Sieggreen
On March 6, 2023, Sieggreen, Individually and On Behalf of All Others Similarly Situated, Plaintiff, v. Live Ventures Incorporated, Jon Isaac, and Virland A. Johnson, Defendants, the Company was added as a defendant on March 6, 2023, and was served on March 23, 2023. Plaintiff has alleged causes of action against the Company for (i) violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and (ii) violation of Section 10(b) of the Securities Exchange Act of 1934 and Rules
10b-5(a) and 10b-5(c) promulgated thereunder. In June 2023 the Company filed a Motion to Dismiss, regarding which, as of the date of these financial statements, the Court has not ruled. The Company strongly disputes and denies all of the allegations contained therein and will continue to defend itself vigorously against the claims.
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
Other Commitments
On December 30, 2017, the Company disposed of its retail appliance segment and sold ApplianceSmart to Live Ventures Incorporated, a related party. In connection with that sale, as of December 28, 2019, the Company accrued an aggregate amount of future real property lease payments of approximately $767,000 which represented amounts guaranteed or which may have been owed under certain lease agreements to three third-party landlords in which the Company either remained the counterparty, was a guarantor, or had agreed to remain contractually liable under the lease (“ApplianceSmart Leases”). A final decree was issued by the court on February 28, 2022, upon the full satisfaction of the Plan, at which time ApplianceSmart emerged from Chapter 11. During the year ended December 31, 2022, the Company reversed approximately $637,000 of the accrual, as the Company is no longer liable for two of these guarantees upon ApplianceSmart’s emergence from bankruptcy. As of September 30, 2023, a balance of approximately $130,000 remains as an accrued liability due to an ongoing dispute concerning one of the leases.
The Company is party from time to time to other ordinary course disputes that we do not believe to be material to our financial condition as of September 30, 2023.
Note 13: Stockholders’ Equity
Common Stock: Our Articles of Incorporation authorize 200,000,000 shares of common stock that may be issued from time to time having such rights, powers, preferences, and designations as the Board of Directors may determine. During the 13 weeks ended September 30, 2023 and October 1, 2022, no shares of common stock were issued in lieu of professional services.
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

On August 18, 2023, the Company entered into a Securities Purchase Agreement with a certain institutional investor for the sale by the Company in a registered direct offering of: (i) 418,000 shares of the Company’s common stock, par value $0.001 per share, at an offering price of $0.8811 per share and (ii) pre-funded warrants exercisable for up to 481,348 shares of Common Stock to the Investor at an offering price equal to $0.8801 per pre-funded Warrant. The aggregate gross proceeds from the offering were approximately $790,000, before deducting the placement agent fees and related expenses. The Company intends to use the net proceeds for working capital and general corporate purposes. On August 31, 2023, 481,348 of the pre-funded warrants were exercised. In a concurrent private placement, the Company also granted warrants to purchase up to 899,348 shares of Common Stock. Each warrant is exercisable immediately following issuance at an exercise price of $0.7561 per share and expires August 31, 2028. As of September 30, 2023, there were 899,348 of the private placement warrants outstanding.
As of September 30, 2023, and December 31, 2022, there were 4,957,647 and 2,827,410 shares, respectively, of common stock issued and outstanding.
Stock Options: The 2016 Plan, which replaces the 2011 Plan, authorizes the granting of awards in any of the following forms: (i) incentive stock options, (ii) nonqualified stock options, (iii) restricted stock awards, and (iv) restricted stock units, and expires on the earlier of October 28, 2026, or the date that all shares reserved under the 2016 Plan are issued or no longer available. The 2016 Plan provides for the issuance of up to 800,000 shares of common stock pursuant to awards granted under the 2016 Plan. The vesting period is determined by the Board of Directors at the time of the stock option grant. As of September 30, 2023, and December 31, 2022, 100,000 and 90,000 options were outstanding under the 2016 Plan, respectively.
The Company’s 2011 Plan, which has expired, authorizes the granting of awards in any of the following forms: (i) stock options, (ii) stock appreciation rights, and (iii) other share-based awards, including but not limited to, restricted stock, restricted stock units or performance shares. As of September 30, 2023, and December 31, 2022, 14,000 and 20,000 were outstanding under the 2011 Plan, respectively. No additional awards will be granted under the 2011 Plan.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were 10,000 options granted during the 39 weeks ended September 30, 2023.
Additional information relating to all outstanding options is as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Outstanding at January 1, 2022	117,500	$7.16	$21	7.0
Cancelled/expired	(7,500)	—
Outstanding at December 31, 2022	110,000	$6.27	$—	6.5
Granted	10,000	1.53
Cancelled/expired	(6,000)	$9.45
Balance at September 30, 2023	114,000	$5.68	$—	6.4
Exercisable at September 30, 2023	114,000	$5.68	$—	6.4
The Company recognized approximately $1,000 and $4,000 of share-based compensation expense for the 13 weeks ended September 30, 2023 and October 1, 2022, respectively, and approximately $14,000 and $4,000 of share-based compensation expense for the 39 weeks ended September 30, 2023 and October 1, 2022, respectively.
As of September 30, 2023, the Company has no unrecognized share-based compensation expense associated with stock option awards.
Series A-1 Preferred Stock
Shares of Series A-1 Preferred Stock are convertible into the Company’s common shares at a ratio of 1:20. 27,353 shares were converted during the 39 weeks ended September 30, 2023, and 1,505 shares were forfeited. As of September 30, 2023 and December 31, 2022, there were 193,730 and 222,588 shares of Series A-1 Preferred Stock outstanding, respectively.

Note 14: Mezzanine Equity
Series S Preferred Stock
On December 28, 2022 the Company acquired Soin Therapeutics by way of merger. In connection with this transaction, with a potential value of up to $30 million, the Company tendered 100,000 shares of the Company’s Series S Convertible Preferred Stock. Shares of Series S Convertible Preferred Stock are convertible into the Company’s common shares at a ratio of 1:1. As of September 30, 2023 and December 31, 2022, there were 100,000 shares of Series S Convertible Preferred Stock outstanding.
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
The following table presents the computation of basic and diluted net income (loss) per share (in $000’s, except share and per–share data):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Continuing Operations
Basic
Net income (loss) from continuing operations	$(242)	$217	$(825)	$2,609
Weighted average common shares outstanding	4,198,940	3,150,230	3,687,896	3,150,230
Basic income (loss) per share from continuing operations	$(0.06)	$0.07	$(0.22)	$0.83
Diluted
Net income (loss) from continuing operations	$(242)	$217	$(825)	$2,609
Weighted average common shares outstanding	4,198,940	3,150,230	3,687,896	3,496,003
Diluted income (loss) per share from continuing operations	$(0.06)	$0.07	$(0.22)	$0.75
Discontinued Operations
Basic
Net income (loss) from discontinued operations	$28	$(2,198)	$10,818	$5,495
Weighted average common shares outstanding	4,198,940	3,150,230	3,687,896	3,150,230
Basic income (loss) per share from discontinued operations	$0.01	$(0.70)	$2.93	$1.74
Diluted
Net income (loss) from discontinued operations	$28	$(2,198)	$10,818	$5,495
Weighted average common shares outstanding	4,198,940	3,150,230	3,687,896	3,496,003
Diluted income (loss) per share from discontinued operations	$0.01	$(0.70)	$2.93	$1.57
Total
Basic
Net income (loss)	$(214)	$(1,981)	$9,993	$8,104
Weighted average common shares outstanding	4,198,940	3,150,230	3,687,896	3,150,230
Basic income (loss) per share	$(0.05)	$(0.63)	$2.71	$2.57
Diluted
Net income (loss)	$(214)	$(1,981)	$9,993	$8,104
Weighted average common shares outstanding	4,198,940	3,150,230	3,687,896	3,496,003
Diluted income (loss) per share	$(0.05)	$(0.63)	$2.71	$2.32

Potentially dilutive securities totaling 114,000 and 117,500 were excluded from the calculation of diluted earnings per share for the 39 weeks ended September 30, 2023 and October 1, 2022, respectively, because the effects were anti-dilutive based on the application of the treasury stock method. Additionally, 193,730 shares of Series A-1 Preferred Stock, convertible into approximately 3.9 million of the Company’s common shares, and 100,000 shares of Series S Preferred Stock, convertible into 100,000 of the Company’s common shares, were excluded from the calculation of diluted earnings per share as, by agreement, these shares could not be converted as of September 30, 2023.
Note 16: Segment Information
The Company operates through its biotechnology segment for continuing operations. The biotechnology segment commenced operations in September 2019 and is focused on development of new and innovative solutions for ending the opioid epidemic ranging from digital technologies to educational advocacy. The recycling segment included all fees charged and costs incurred for collecting, recycling and installing appliances for utilities and other customers. The recycling segment also included byproduct revenue, which was primarily generated through the recycling of appliances. The technology segment designed wireless modules to connect devices to the Mobile Internet of Things (“IoT”), which contained location-based service (“LBS”) capabilities and can interface to external sensors to allow them to communicate both sensor status and position information. The nature of products, services and customers for each segment varies significantly. As such, the segments are managed separately. Our Chief Executive Officer has been identified as the Chief Operating Decision Maker (“CODM”). The CODM evaluates performance and allocates resources based on sales and income from operations of each segment. Operating loss represents revenues, less cost of revenues and operating expenses, including certain allocated selling, general and administrative costs. There are no intersegment sales or transfers. As discussed above (see Note 3), the recycling and technology segments are being presented as discontinued operations for the 13 and 39 weeks ended September 30, 2023 and October 1, 2022. respectively.

The following tables present our segment information for the 13 and 39 weeks ended September 30, 2023 and October 1, 2022 (in $000’s):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Revenues
Biotechnology	$—	$—	$—	$—
Discontinued operations	—	8,587	3,795	28,449
Total Revenues	$—	$8,587	$3,795	$28,449
Gross profit
Biotechnology	$—	$—	$—	$—
Discontinued operations	—	1,034	(197)	4,536
Total Gross profit	$—	$1,034	$(197)	$4,536
Operating income (loss)
Biotechnology	$(764)	$(611)	$(2,923)	$(1,950)
Discontinued operations	—	(1,214)	14,158	8,016
Total Operating income (loss)	$(764)	$(1,825)	$11,235	$6,066
Depreciation and amortization
Biotechnology	$363	$—	$1,090	$—
Discontinued operations	—	77	96	347
Total Depreciation and amortization	$363	$77	$1,186	$347
Interest (income) expense, net
Biotechnology	$(758)	$(410)	$(1,598)	$(575)
Discontinued operations	—	280	181	698
Total Interest expense, net	$(758)	$(130)	$(1,417)	$123
Net income (loss) before income taxes
Biotechnology	$(267)	$217	$(1,094)	$2,609
Discontinued operations	—	(2,182)	13,976	5,518
Total Net income before income taxes	$(267)	$(1,965)	$12,882	$8,127
Note 17: Related Parties
Shared Services
Tony Isaac, the Company’s Chief Executive Officer, is the father of Jon Isaac, President and Chief Executive Officer of Live Ventures Incorporated (“Live Ventures”) and managing member of Isaac Capital Group LLC (“ICG”). Tony Isaac, Chief Executive Officer, and Richard Butler, Board of Directors member of the Company, are members of the Board of Directors of Live Ventures. The Company also shares certain executive, accounting and legal services with Live Ventures. The total services shared were approximately $28,000 and $74,000 for the 13 weeks ended September 30, 2023 and October 1, 2022, respectively, and $121,000 and $220,000 for the 39 weeks ended September 30, 2023 and October 1, 2022, respectively. Customer Connexx rents approximately 9,900 square feet of office space from Live Ventures in Las Vegas, Nevada. The total rent and common area expense was approximately $0 and $53,000 for the 13 weeks ended September 30, 2023 and October 1, 2022, respectively, and approximately $103,000 and $161,000 for the 39 weeks ended September 30, 2023 and October 1, 2022, respectively.
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
The economic aspects of the Disposition Transaction are: (i) the Company reduced the liabilities on its consolidated balance sheets by approximately $17.6 million, and includes those liabilities related to the California Business Fee and Tax Division; (ii) the Company will receive not less than $24.0 million in aggregate monthly payments from the Buyer, which payments are subject to potential increase due to the Subsidiaries’ future performance; and (iii) during the next five years, the Company may request that the Buyer prepay aggregate monthly payments in the aggregate amount of $1 million. The Company also received one thousand dollars for the equity of each of the Subsidiaries at the closing. Each monthly payment is to be the greater of (a) $140,000 (or $100,000 for each January and February during the 15-year payment period) or (b) a monthly percentage-based payment, which is an amount calculated as follows: (i) 5% of the Subsidiaries’ aggregate gross revenues up to $2,000,000 for the relevant month, plus (ii) 4% of the Subsidiaries’ aggregate gross revenues between $2,000,000 and $3,000,000 for the relevant month, plus (iii) 3% of the Subsidiaries aggregate gross revenues over $3,000,000 for the relevant month. The Buyer will receive credit toward the payment of the first monthly payment (March of 2023) for any payments, distributions, or cash dividends paid by any of the Subsidiaries to the Seller on or after March 9, 2023. Additionally, upon settlement of the continuing dispute between ARCA and the California Business Fee and Tax Division (as to which settlement, there can be no assurance), ARCA will pay to the Company 50% of the amount of the reduction between the current assessment and any such settlement. Further, ARCA and Connexx are due to receive from the Internal Revenue Service two payments in the aggregate amount of approximately $977,000 in connection with the Employee Retention Credit provisions of the Coronavirus Aid, Relief, and Economic Security Act and the Taxpayer Certainty and Disaster Tax Relief Act of 2020. ARCA and Connexx have received these two ERC payments and, as of September 30, 2023, have paid $500,000 to the Company. The balance of the ERC payments due, as of September 30, 2023, was $477,000.
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
•Recycling: Our recycling segment is a turnkey appliance recycling program. We receive fees charged for recycling, replacement and additional services for utility energy efficiency programs and have established 18 Regional Processing Centers (“RPCs”) for this segment throughout the United States and Canada. On March 9, 2023, we entered into a Stock Purchase Agreement, retroactive to March 1, 2023, with VM7 Corporation, a Delaware corporation, under which the Buyer agreed to acquire all of the outstanding equity interests of our recycling segment. Consequently, the results for this segment are reported as discontinued operations for the 13 and 39 weeks ended September 30, 2023 and October 1, 2022.
•Technology: We suspended all operations for GeoTraq, and, on May 24, 2022, sold substantially all of its assets. The results for this segment are reported as discontinued operations for the 13 and 39 weeks ended September 30, 2023 and October 1, 2022.

For the Thirteen Weeks Ended September 30, 2023 and October 1, 2022
Results of Operations
The following table sets forth certain statement of operations items and as a percentage of revenue, for the periods indicated (in $000’s):

	13 Weeks Ended	13 Weeks Ended
	September 30, 2023	October 1, 2022
Statement of Operations Data:
Revenues	$—	$—
Cost of revenues	—	—
Gross profit	—	—
Selling, general and administrative expenses	764	611
Operating loss	(764)	(611)
Interest income, net	758	410
Unrealized loss on marketable securities	(267)	(270)
Other income, net	6	688
Net income (loss) before provision of income taxes	(267)	217
Income tax benefit	(25)	—
Net income (loss) from continuing operations	(242)	217
Income from discontinued operations	—	(2,182)
Income tax provision (benefit) for discontinued operations	(28)	16
Net income (loss) from discontinued operations	28	(2,198)
Net loss	$(214)	$(1,981)
The following tables set forth revenues for key product and service categories, percentages of total revenue and gross profits earned by key product and service categories and gross profit percent as compared to revenues for each key product category indicated (in $000’s):

	13 Weeks Ended		13 Weeks Ended
	September 30, 2023		October 1, 2022
	Net Revenue	Percent of Total	Net Revenue	Percent of Total
Revenue
Revenue from discontinued operations	$—	—%	$8,587	100.0%
Biotechnology	—	—%	—	—%
Total revenue	$—	—%	$8,587	100.0%

	13 Weeks Ended		13 Weeks Ended
	September 30, 2023		October 1, 2022
	Gross Profit	Gross Profit Percentage	Gross Profit	Gross Profit Percentage
Gross Profit
Gross profit from discontinued operations	$—	—%	$1,034	12.0%
Biotechnology	—	—%	—	—%
Total gross profit	$—	—%	$1,034	12.0%
Revenue
Revenue decreased by approximately $8.6 million for the 13 weeks ended September 30, 2023, as compared to the 13 weeks ended October 1, 2022. The decrease is due to the disposition of our recycling segment as of March 1, 2023.

Cost of Revenue
Cost of revenue decreased by approximately $7.6 million for the 13 weeks ended September 30, 2023, as compared to the 13 weeks ended October 1, 2022. The decrease is due the disposition of our recycling segment as of March 1, 2023.
Selling, General and Administrative Expense
Selling, general and administrative expenses increased by approximately $153,000, or 25%, for the 13 weeks ended September 30, 2023, as compared to the 13 weeks ended October 1, 2022, primarily due to increased amortization costs relating to the Soin intangibles. This increase relates only to continuing operations.
Interest Income, net
Interest income, net, increased by approximately $348,000 for the 13 weeks ended September 30, 2023, as compared to the 13 weeks ended October 1, 2022 primarily due to the accretion of discount in connection with the promissory note with SPYR and receivable from VM7 (see Note 18), as well as interest recorded on the note with SPYR.
Unrealized Loss on Marketable Securities
Unrealized loss on marketable securities decreased by approximately $3,000 for the 13 weeks ended September 30, 2023, as compared to the 13 weeks ended October 1, 2022. An unrealized gain or loss on marketable securities is recorded to mark to fair value securities received in connection to the sale of GeoTraq.
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
Operating loss by operating segment, is defined as loss before net interest expense, other income and expense, provision for income taxes ($000’s).

	13 Weeks Ended September 30, 2023			13 Weeks Ended October 1, 2022
	Biotechnology	Discontinued Operations	Total	Biotechnology	Discontinued Operations	Total
Revenue	$—	$—	$—	$—	$8,587	$8,587
Cost of revenue	—	—	—	—	7,553	7,553
Gross profit	—	—	—	—	1,034	1,034
Selling, general and administrative expense	764	—	764	611	2,248	2,859
Operating loss	$(764)	$—	$(764)	$(611)	$(1,214)	$(1,825)
Biotechnology Segment
Our biotechnology segment incurred expenses of approximately $764,000 and $611,000 related to employee costs and professional services related to research, and corporate services, as well as amortization of the Soin intangibles for the 13 weeks ended September 30, 2023 and the 13 weeks ended October 1, 2022, respectively.
Discontinued Operations
Discontinued operations consists of our Recycling segment, which was disposed of effective March 1, 2023, and our Technology segment, which was disposed of during May 2022. Revenue for the 13 weeks ended September 30, 2023, decreased by approximately $8.6 million as compared to the prior year period, which was due to the disposition of our Recycling segment as of March 1, 2023.

Operating loss for the 13 weeks ended September 30, 2023, decreased by approximately $1.2 million as compared to the prior year period. The increase is due to the disposition of our Recycling segment as of March 1, 2023.
For the Thirty-Nine Weeks Ended September 30, 2023 and October 1, 2022
Results of Operations
The following table sets forth certain statement of operations items and as a percentage of revenue, for the periods indicated (in $000’s):

	39 Weeks Ended	39 Weeks Ended
	September 30, 2023	October 1, 2022
Statement of Operations Data:
Revenues	$—	$—
Cost of revenues	—	—
Gross profit	—	—
Selling, general and administrative expenses	2,923	1,950
Operating loss	(2,923)	(1,950)
Interest income, net	1,598	575
Gain on litigation settlement	—	1,950
Unrealized loss on marketable securities	(514)	(646)
Gain on reversal of contingency loss	—	637
Other income, net	745	2,043
Net income (loss) before provision of income taxes	(1,094)	2,609
Income tax benefit	(269)	—
Net income (loss) from continuing operations	(825)	2,609
Income from discontinued operations	13,976	5,518
Income tax provision for discontinued operations	3,158	23
Net income from discontinued operations	10,818	5,495
Net income	$9,993	$8,104

The following tables set forth revenues for key product and service categories, percentages of total revenue and gross profits earned by key product and service categories and gross profit percent as compared to revenues for each key product category indicated (in $000’s):

	39 Weeks Ended		39 Weeks Ended
	September 30, 2023		October 1, 2022
	Net Revenue	Percent of Total	Net Revenue	Percent of Total
Revenue
Revenue from discontinued operations	$3,795	100.0%	$28,449	100.0%
Biotechnology	—	—%	—	—%
Total revenue	$3,795	100.0%	$28,449	100.0%

	39 Weeks Ended		39 Weeks Ended
	September 30, 2023		October 1, 2022
	Gross Profit	Gross Profit Percentage	Gross Profit	Gross Profit Percentage
Gross Profit
Gross profit from discontinued operations	$(197)	-5.2%	$4,536	15.9%
Biotechnology	—	—%	—	—%
Total gross profit	$(197)	-5.2%	$4,536	15.9%
Revenue
Revenue decreased by approximately $25.0 million, or 86.7%, for the 39 weeks ended September 30, 2023, as compared to the 39 weeks ended October 1, 2022. The decrease is due to the disposition of our recycling segment as of March 1, 2023.
Cost of Revenue
Cost of revenue decreased by approximately $19.9 million for the 39 weeks ended September 30, 2023, as compared to the 39 weeks ended October 1, 2022. The decrease is due the disposition of our recycling segment as of March 1, 2023.
Selling, General and Administrative Expense
Selling, general and administrative expenses increased by approximately $973,000, or 50.0%, for the 39 weeks ended September 30, 2023, as compared to the 39 weeks ended October 1, 2022, primarily due to increased amortization costs relating to the Soin intangibles. This increase relates only to continuing operations.
Interest Income, net
Interest income, net increased by approximately $1.0 million for the 39 weeks ended September 30, 2023, as compared to the 39 weeks ended October 1, 2022 primarily due to the accretion of discount in connection with the promissory note with SPYR and receivable from VM7 (see Note 18), as well as interest recorded on the note with SPYR.
Unrealized Loss on Marketable Securities
Unrealized loss on marketable securities decreased by approximately $132,000 for the 39 weeks ended September 30, 2023, as compared to the 39 weeks ended October 1, 2022. An unrealized gain or loss on marketable securities is recorded to mark to fair value securities received in connection to the sale of GeoTraq.
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
Operating loss by operating segment, is defined as loss before net interest expense, other income and expense, provision for income taxes ($000’s).

	39 Weeks Ended September 30, 2023			39 Weeks Ended October 1, 2022
	Biotechnology	Discontinued Operations	Total	Biotechnology	Discontinued Operations	Total
Revenue	$—	$3,795	$3,795	$—	$28,449	$28,449
Cost of revenue	—	3,992	3,992	—	23,913	23,913
Gross profit	—	(197)	(197)	—	4,536	4,536
Selling, general and administrative expense	2,923	1,469	4,392	1,950	6,761	8,711
Gain on sale of GeoTraq	—	(15,824)	(15,824)	—	(10,241)	(10,241)
Operating (loss) income	$(2,923)	$14,158	$11,235	$(1,950)	$8,016	$6,066
Liquidity and Capital Resources
Overview
As of September 30, 2023, our cash on hand was $413,000. We intend to fund operations by using cash on hand, monthly revenues from the sale of our Subsidiaries, and funds received from approved ERC’s. We intend to raise funds to support future development of JAN 123 and JAN 101 either through capital raises or structured arrangements.
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
Cash Flows
During the 39 weeks ended September 30, 2023, cash provided by operations was approximately $1.9 million, compared to cash used in operations of approximately $2.4 million during the 39 weeks ended October 1, 2022. Cash provided by discontinued operations during the 39 weeks ended September 30, 2023 was approximately $2.3 million, while cash used in continuing operations was approximately $2.7 million. The increase in cash was primarily due to results of operations as discussed above.
Cash used in investing activities was approximately $156,000 and $950,000, respectively, for the 39 weeks ended September 30, 2023 and the 39 weeks ended October 1, 2022. Cash used in investing activities for the 39 weeks ended September 30, 2023 was all associated with discontinued operations and was related to purchases of property and equipment. Cash used in investing activities for the 39 weeks ended October 1, 2022 was all associated with discontinued operations and related to purchases of property and equipment and intangibles.
Cash used in financing activities was approximately $1.4 million for the 39 weeks ended September 30, 2023. Cash used in financing activities from discontinued operations for the 39 weeks ended September 30, 2023 was approximately $2.2 million and was primarily due to the repayment of debt obligations. Cash provided by financing activities from continued operations for the 39 weeks ended September 30, 2023 was approximately $777,000 and was related to $792,000 in proceeds from equity financing and $259,000 from warrants issued, partially offset by $274,000 in debt repayments. Cash used in financing activities was approximately $3.5 million for the 39 weeks ended October 1, 2022. Cash provided by financing activities from discontinued operations for the 39 weeks ended October 1, 2022 was approximately $3.4 million, and was primarily due to proceeds from the issuance of debt. Cash provided by financing activities from continuing operations for the 39 weeks ended October 1, 2022 was $118,000 and was due to $648,000 in proceeds from issuing notes payable, partially offset by $530,000 in repayment of debt obligations.

Sources of Liquidity
We continue to face a challenging competitive environment as we continue to focus on raising capital and managing expenses. We reported a net loss of approximately $825,000 from continuing operations in for the 39 weeks ended September 30, 2023, and net income from continuing operations of approximately $2.6 million for the 39 weeks ended October 1, 2022 primarily due to a gain on litigation settlement of approximately $2.0 million, gain on reversal of a contingency loss of $637,000, and other income, net of approximately $2.0 million and interest income, net, of approximately $575,000, partially offset by an operating loss of $2.0 million and an unrealized loss on marketable securities of $646,000. Additionally, the Company has total current assets of approximately $517,000 and total current liabilities of approximately $2.5 million resulting in a net negative working capital of approximately $2.0 million. Cash provided by continuing operations was approximately $329,000.
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
Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2023, the period covered in this report, our disclosure controls and procedures were not effective because of the material weaknesses discussed below.
In light of the conclusion that our internal disclosure controls are ineffective as of September 30, 2023, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regard to this annual report. Accordingly, the Company believes, based on its knowledge, that: (i) this annual report does not contain any untrue statement of a material fact or omit a material fact; and (ii) the financial statements, and other financial information included in this annual report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this annual report.
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
Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 regarding Internal Control – Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting was not effective as of September 30, 2023.
Management noted material weaknesses in internal control when conducting their evaluation of internal control as of September 30, 2023: (1) Insufficient information technology general controls and segregation of duties; (2) inadequate control design or lack of sufficient controls over significant accounting processes; (3) insufficient assessment of the impact of potentially significant transactions; and (4) insufficient processes and procedures related to proper recordkeeping of agreements and contracts.
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
Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the 39 weeks ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of funds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information.
None.

Item 6. Exhibits.
Index to Exhibits

Exhibit Number		Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.96		Stock Purchase Agreement between JanOne Inc. and VM7 Corporation, dated as of March 19, 2023 (Filed as Exhibit 10.95)	8-K	0-19621	10.95	3/20/2023

10.97		Stock and Membership Interests Pledge Agreement made by VM7 Corporation and Virland Johnson in favor of JanOne Inc., dated March 19, 2023 (Filed as Exhibit 10.96)	8-K	0-19621	10.96	3/20/2023

10.98		Form of Securities Purchase Agreement dated March 22, 2023.	8-K	0-19621	10.98	3/22/2023

10.99		Form of Securities Purchase Agreement, dated August 18, 2023.	8-K	0-19621	10.99	8/23/2023

31.1	*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	Inline XBRL Instance Document

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document

101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
________________________
*Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

JanOne Inc.
(Registrant)

Date:	November 14, 2023	By:	/s/ Tony Isaac
Tony Isaac
Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2023	By:	/s/ Virland A. Johnson
Virland A. Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)