Form 10-K
period 2023-12-30
JanOne Inc.
filed 2024-04-08
CIK 862861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 30, 2023
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
If any emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The aggregate market value of the registrant’s common stock held by non-affiliates, based on the closing sales price of such stock on July 1, 2023 was $2,981,872.
The number of shares outstanding of the registrant’s common stock as of April 8, 2024 was 8,593,636.

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
On December 28, 2022, we entered into a Purchase Agreement (the “Soin Purchase Agreement”) with Soin Therapeutics, LLC. Under the Soin Purchase Agreement, the Company acquired Soin Therapeutics and its LDN product, now known as JAN123. JAN123 is a novel formulation of 2.0 mg of LDN that results in a biphasic release of the product. The release properties of JAN123 provide for an immediate release of less than half the product with a slow, sustained release of the remaining product. Importantly, the rapid release of LDN has been reported to lead to vivid and lucid unpleasant dreams, which should be eliminated with the formulation of JAN123. Initially, a single tablet of JAN123 will be administered orally, once a day before sleep, with eventual titration up to two tablets (4 mg) before sleep.
The name of the Company, JanOne Inc., was strategically chosen to express the start of a new day in the fight against the opioid epidemic. January one is the first day of a New Year—universally considered as a day of optimism, resolution, and hope. JanOne stands by its strategic commitment to fresh thinking and innovative means to assist in ending the worst drug crisis in our nation’s history.
Through March 8, 2023, the Company operated its legacy businesses through its Recycling Subsidiaries, consisting of: (a) ARCA Recycling, Inc., a California corporation (“ARCA Recycling”), (b) ARCA Canada Inc., a corporation organized under the laws of Ontario, Canada (“ARCA Canada”), and (c) Customer Connexx, LLC, a Nevada limited liability company (“Connexx”). ARCA Recycling and ARCA Canada recycle major household appliances in North America by providing turnkey appliance recycling and replacement services for utilities and other sponsors of energy efficiency programs. Connexx is a company that provides call center services for recycling businesses. On March 9, 2023, we entered into a Stock Purchase Agreement (the “Recycling Purchase Agreement”) with VM7 Corporation, a Delaware corporation (“VM7”), under which it agreed to acquire all of the outstanding equity interests of the Recycling Subsidiaries. The principal of VM7 is Virland A. Johnson, our Chief Financial Officer.
The information contained in or accessible from our website is not incorporated into this Annual Report on Form 10-K (the “Form 10-K”), and it should not be considered part of this Form 10-K. We have included our website address in this Form 10-K solely as an inactive textual reference.
The Company was incorporated in Minnesota in 1983, although, through its predecessors, began operating its legacy recycling business in 1976. In 2018, the Company reincorporated in the State of Nevada. The Company’s principal office is located at 325 E. Warm Springs Road, Suite 102, Las Vegas, Nevada 89119.
Biotechnology
Overview
We are a clinical-stage biopharmaceutical company focused on becoming the leader in identifying, acquiring, licensing, developing, partnering, and commercializing novel, non-opioid, and non-addictive therapies to address the large, unmet medical need for the treatment of pain and addiction. JAN101 (formerly known as TV1001SR) is a potential treatment for PAD, a vascular disease that affects more than 8.5 million people in the U.S. and more than 60 million people worldwide. We expect to commence Phase IIb/III clinical trials for the treatment of PAD in 2025.

JAN101
Generally
JAN101, formerly known as TV1001SR, is a patented oral, sustained-release pharmaceutical composition of sodium nitrite that targets poor blood flow to the extremities, such as those with vascular complications of diabetes or PAD and treats pain. A conclusion from a round of human studies found JAN101 prevents the prevalent reports of headaches by patients treated with an immediate release formulation of sodium nitrite. In a previous study of patients with PAD, a 40 mg BID treatment with immediate release sodium nitrite led to a statistically significant reduction in reported pain, while an 80 mg BID treatment had a more pronounced effect on bioactivity and Flow Mediated Dilation, a measure of vascular function. However, a number of subjects in both treatment groups reported headaches and dizziness following treatment. Although this did not result in subjects discontinuing treatment, JAN101 was developed to overcome this side effect. JAN101 was tested in a bridging study of diabetic neuropathy subjects and, during that bridging study, the subjects did not report headaches or dizziness. Subjects in this bridging study also reported less pain following treatment and improvements in bioactivity (quantitative sensory testing, a measure of nerve function) were similar to the PAD study, where the 80 mg dosing group had the greatest improvement in Flow Mediated Dilation. The ability to alleviate pain with BID treatment of JAN101 offers promise for a new non-addictive, non-sedating treatment of chronic pain.
Clinical Studies in Humans JAN101 Attributes
•Well-established safety profile
•Excellent bioavailability
•Lack of induced tolerance
•Non-narcotic
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
Plasma nitrite levels are reduced in diabetic and PAD patients
Exercise is a well-known stimulator of endothelial nitric oxide synthase activity, an enzyme that enhances nitric oxide (NO) production, which leads to increased plasma nitrite. In the study by Allen, et al., these authors revealed that baseline plasma levels of nitrite were less in patients with diabetes mellitus (DM) or DM + PAD. Importantly, increases in plasma nitrite levels were not observed in either DM, PAD, or DM + PAD patients after supervised exercise. These data reveal that baseline nitrite availability is compromised in DM patients and that supervised exercise is unable to increase plasma nitrite levels but actually results in a decrease in nitrite, highlighting a physiological efficiency of this molecule. Allen, et al., Nitric Oxide 2009 20:231-2377.
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
In summary, nitrite levels in various cardiovascular and vascular diseases appear to be inversely related to the severity of the disease in humans:
•Lower nitrite levels are associated with higher level of heart failure;
•Lower nitrite levels are observed in diabetic patients with PAD and are not compensated by exercise; and
•Nitrite levels are lower in the muscles of patients with critical limb ischemia and are further reduced in diabetic subjects with critical limb ischemia.
Given the association between low levels of circulating nitrite and human diseases, supplementation with sodium nitrite has been studied preclinically in animals. Below are summaries of some of the more important findings:
•Promotes angiogenesis
•Stimulates wound healing
•Prevents tissue necrosis

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

Nitrite Therapy Augments Arterial Perfusion of Ischemic Tissue
Chronic sodium nitrite therapy acutely increases ischemic tissue blood flow and stimulates arteriogenesis. A and B report 165 μg/kg sodium nitrite-induced acute changes in blood flow of chronically ischemic tissues at various time points with or without cPTIO, respectively. C reports the number of arterial branches between PBS and nitrite therapies. D and E illustrate vascular casting of the arterial vasculature in ischemic hind limbs of day 7 nitrite or PBS-treated mice, respectively. *, P < 0.01 vs. sodium nitrite. N = 10 mice per treatment group. Kumar D., et.al., PNAS;2008; 105:7540-7545.

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
Nitrite and Hind Limb Ischemia Summary
Sodium nitrite has long been known to be a potent vasodilator (transiently increasing blood vessel diameter) that can lead to a drop in blood pressure when given acutely. The above studies indicate that chronic administration at low doses promotes angiogenesis, unlike one-time nitrite therapy, which does not stimulate angiogenesis. In addition, these studies and a large number of other studies not reviewed above show:
•Nitrite therapy is very specific, acting only in damaged, ischemic tissue;
•Delayed nitrite therapy effectively restores ischemic tissue blood flow;
•Nitrite therapy is effective in a wide range of pathologies involving alterations of angiogenesis including critical limb ischemia, heart failure, and tissue necrosis;
•Nitrite supplementation has had positive effects in various diabetes models, including diabetic nephropathy and diabetic wound healing;
•Beneficial effects center on enhancing angiogenesis, endothelial cell proliferation, and arteriogenesis; and
•Sustained release nitrite therapy, unlike immediate release therapy, does not lead to vasodilation or a drop in blood pressure.

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

70%
60%
50%
40%
30%
20%
10%
0%
Prevalence
40
50
60
70
80
90
Age (years)
NHW
AA
HS
AS
AI

Figure 1: Ethnic-specific prevalence of PAD in men in the US, by age. NHW = Non-Hispanic Whites,
AA = African American, HS = Hispanics, AS = Asian Americans, AI = American Indians. Source: (Criqui, 2015)
The non-drug treatment of PAD / intermittent claudication may be divided into four general categories:
•Lifestyle – Primarily changes in diet and smoking cessation.
•Exercise – Patients who walk, cycle, stretch, or swim can experience marked improvement. Formal programs involving treadmills and track walking (usually three to five times per week) are frequently provided to patients. However, if the pain is triggered by exercise (claudication) and is significant, it can discourage the patient from exercise.
•Angioplasty – A procedure by which the affected artery is stretched with a balloon-like device. This procedure has limited effectiveness and is reserved for severely blocked arteries.
•Bypass Surgery – Arteries that are beyond angioplasty can be bypassed entirely. This procedure is typically reserved for cases where the blockage is considered very long (~10 centimeters) and nearly complete.
The underlying condition is not addressed by surgery. Surgical approaches will not, in the long run, improve exercise capacity and walking distance. Only exercise itself, coupled with lifestyle changes and drug approaches, has this benefit.
Prescription drugs for the treatment of the underlying PAD may be divided into multiple categories, depending on the underlying condition and severity:
•Cholesterol-Lowering Agents – Statins and bile acid sequestrants.
•Antiplatelet Medications – Aspirin and related drugs, such as clopidogrel. Cilostazol also has antiplatelet properties.
•Antihypertensives – Patients with underlying high blood pressure can and will receive any number of medications to reduce blood pressure, such as ACE inhibitors and diuretics.
•Diabetes Therapies – While a substantial portion of PAD patients may have pre-diabetes or fulminant diabetes, it is unknown if aggressive treatment of diabetes has a positive effect on PAD.
•Pain – To our knowledge, no drugs are specifically indicated for PAD-associated pain. Pentoxifylline, for example, is indicated “…for the treatment of patients with intermittent claudication on the basis of chronic occlusive arterial disease of the limbs.” (Sanofi-Aventis U.S. LLC, 2010). However, the evidence supporting the effectiveness of pentoxifylline is mixed. Short-term courses of NSAIDs, such as ibuprofen, may be used, provided the patient is not on another anticoagulant, like aspirin. Non-drug pain relievers, such as TENS and massage therapy, may also be used in these patients. Opioids may also be used, which creates a risk for addiction and potential misuse at the medicine cabinet by family members.
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
Our Strategy
Our focus is to develop and commercialize novel, non-opioid, and non-addictive therapies to address, safely and effectively, the significant unmet medical need of chronic pain or treat conditions that cause pain. The principal elements of our strategy to achieve this mission are the following:
•License, acquire, develop, and create novel, non-opioid and non-addictive therapies by leveraging our understanding of pain biology to address the large and growing problem of pain. While innovation in medical sciences has led to exciting new treatment options in many disease areas, pain has seen limited innovation in recent years. We have a deep understanding of the pathophysiology of pain and diseases that cause pain. We intend to leverage this understanding to bring innovation in the pain treatment paradigm through targeted acquisitions of companies or assets in development. Our advisors and doctors have years of collective experience in leadership positions at institutions and substantial scientific experience and understand the complexity of designing and executing clinical trials for and developing therapies.
•Advance the development of JAN101, designed for the treatment of patients with PAD and pain associated with the disease. There are limited therapeutic options available for patients with PAD and we believe that JAN101 has the potential to transform the standard of care to a twice-a-day pill to improve moderate-to-severe PAD substantially.
•Leverage clinical activity of JAN101 possibly to expand into new indications. The Company is in discussion with multiple researchers about expanding JAN101’s use into other indications. JanOne will provide the researchers previously manufactured clinical supplies of JAN101 for use in their clinical trials.
•Advance JAN101 through clinical development and pursue development of additional product candidates through acquisitions. Our objective is to build a well-balanced, multi-asset portfolio targeting the large population of patients with chronic and acute pain. To achieve this, in addition to

JAN101, we intend to pursue partnerships, licensing agreements, and potential acquisitions of other pharma companies. We continue our search for assets with indications where we believe they could have meaningful impact and address the large unmet medical need. In addition, we may choose to selectively in-license or acquire complementary product candidates by leveraging the insights, network, and experience of our team.
•Maximize the commercial potential of all our product candidates. We currently intend to retain all commercial rights to JAN101 in the United States and selectively partner outside of the United States. Because we believe that PAD is an attractive market for many major pharmaceutical companies, we may sub-license or partner certain indications if we believe it may enhance stockholder value. As we continue to build and develop our product portfolio, we may opportunistically pursue strategic partnerships that maximize the value of our pipeline while seeking to develop other indications.
•Leverage our management team background and expertise. We have assembled a team with extensive experience described above.
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
Pain also can modify the central nervous system, such that the brain becomes sensitized and registers more pain with less provocation. This is called central sensitization. When central sensitization occurs, the nervous system goes through a process called wind-up and gets regulated in a persistent state of high reactivity. This persistent, or up-regulated, state of reactivity lowers the threshold for what triggers the sensation of pain and can result in the sensation of pain even after the initial injury might have healed.
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
Objectives: To evaluate the safety and efficacy of 40 and 80 mg, BID, of an oral sustained-release formulation of sodium nitrite (SR-nitrite) in patients suffering from diabetic neuropathy, and to determine whether SR-nitrite would reduce the frequency of headaches reported previously by subjects receiving the same doses of an immediate release formulation. Study Design: Phase II, single-center, randomized, double-blind, placebo-controlled clinical trial. Setting: The Ohio Pain Clinic and Kettering Medical Center.
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
Intellectual Property
Our success depends in large part upon our ability to obtain and maintain proprietary protection for our products and technologies, and to operate without infringing or otherwise violating the proprietary rights of others. We endeavor to protect our products using a combination of intellectual property protections and available government regulatory and marketing exclusivities afforded to new medicines. For example, we endeavor to protect our products by, among other methods, filing United States and foreign patent applications related to our proprietary technology, inventions, and improvements that are important to the development and implementation of our business. We also use other forms of protection, such as confidential information, trade secrets, and know-how, and trademarks to protect our intellectual property, particularly where we do not believe patent protection is appropriate or obtainable.

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
License Agreement
On November 19, 2019, we entered into a Patent and Know How License Agreement (the “License Agreement”) with UAB Research Foundation (“UABRF”), TheraPAD, and the Board of Supervisors of Louisiana State University and Agricultural and Mechanical College, acting on behalf of LSU Health Shreveport, together with UABRF and TheraPAD collectively, the “Licensors”). Under the License Agreement, the Licensors have agreed to grant to JanOne an exclusive, worldwide license, including the right to sublicense, to the Licensors’ patent rights and know-how related to the Licensors’ sustained release formulation of sodium nitrite. Under the License Agreement, we have agreed to pay a non-refundable upfront license fee and certain milestone payments upon the achievement of certain milestones of up to approximately $6.5 million and certain royalty payments and annual license maintenance fees. The License Agreement requires us to use commercially reasonable efforts to develop and commercialize JAN101.
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
Low-Dose Naltrexone (LDN)
Compared to the standard dose, LDN is defined as a daily dose of Naltrexone of 1 to 5 mg, which is 10- to 100-fold lower than the dose used to manage substance use disorders (LDN Research Trust, Toljan and Vrooman 2018, Low-Dose

Naltrexone (LDN)-Review of Therapeutic Utilization. Med Sci (Basel) 6(4)). Off-label uses of Naltrexone at lower doses have been explored based on a different mechanism of action for the treatment of inflammatory, rheumatologic, and neurologic conditions. These include multiple sclerosis, fibromyalgia, Crohn disease, chronic fatigue syndrome (CFS), and, more recently, CRPS. At the low doses used for these conditions, Naltrexone is thought to act as an immune modulator. Some speculate that this effect is related to reduced neuroinflammation in the case of disorders like CFS (Cant, Dalgleish et al. 2017, Naltrexone Inhibits IL-6 and TNFalpha Production in Human Immune Cell Subsets following Stimulation with Ligands for Intracellular Toll-Like Receptors. Front Immunol 8: 809).
Evidence suggests that, at low doses, Naltrexone antagonizes TLR4 on activated glial cells without the previously mentioned function as a mu-opioid receptor antagonist (Chopra and Cooper 2013, Treatment of Complex Regional Pain Syndrome (CRPS) using low-dose naltrexone LDN). J Neuroimmune Pharmacol 8(3): 470-476.). TLR4 has been shown to be a key mediator of microglial activation, which has been identified as a causal mechanism of neuropathic pain in CRPS. Microglial activation is associated with the release of pro-inflammatory cytokines, reactive oxygen species, and prostaglandins, which amplify the inflammatory response (Carniglia, Ramírez et al. 2017, Neuropeptides and Microglial Activation in Inflammation, Pain, and Neurodegenerative Diseases. Mediators of Inflammation 2017: 5048616). Thus, LDN presents a promising therapeutic avenue for the treatment of CRPS, a condition in which TLR4 upregulation is a primary pathway, through attenuation of glial activation and direct targeting of TLR4 activity (Del Valle, Schwartzman et al. 2009, Spinal cord histopathological alterations in a patient with longstanding complex regional pain syndrome. Brain Behav Immun 23(1): 85-91. By downregulating the inflammatory cytokine release, LDN should be beneficial for CRPS patients.
CRPS patients suffer from severe debilitating pain, and even light touch or benign stimulation elicits extreme amounts of pain. Microglial cells and glial cells oftentimes are involved in this pain-signaling pathway. By reducing glial cell activation, Low-dose Naltrexone can treat this pain syndrome. Another potential mechanism of action of LDN treatment on pain is a paradoxical upregulation of opioid signaling. It is noted that, when taken at bedtime, the short-acting low-dose Naltrexone binds to receptors, which leads to a brief blockade of opioid receptors between 2 and 4 a.m. This blockade is believed to upregulate vital life elements of the body and cause an increase in endorphin and enkephalin production. This increase in endorphins and enkephalins will likely cause a decrease in pain that the patient experiences overall. Therefore, LDN leads to transient opioid receptor blockade, which triggers a positive feedback mechanism that increases the production of endogenous opioids (endogenous endorphins and enkephalins) and opioid signaling (Ludwig, Zagon et al. 2017, Serum [Met(5)]-enkephalin levels are reduced in multiple sclerosis and restored by low-dose naltrexone. Exp Biol Med (Maywood) 242(15): 1524-1533; Toljan and Vrooman 2018, Low-Dose Naltrexone (LDN)-Review of Therapeutic Utilization. Med Sci (Basel) 6(4)). Together, these mechanisms may work to alleviate pain associated with CRPS.
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
CRPS is a rare neurologic disease. It is a painful progressive condition and is listed in the rare disease database of the National Organization for Rare Disorders (NORD). CRPS is subdivided into two categories: type I and type II CRPS. In CRPS type I, there are no nerve injuries or lesions identified. CRPS type I is also known as “reflex sympathetic dystrophy,”

and it comprises about 90 percent of all cases of CRPS. CRPS type II (causalgia), on the other hand, is diagnosed when there is evidence of nerve damage. As described in the NORD, it was found that CRPS type I developed in 5.46 persons out of every 100,000 per year and the incidence rate of CRPS type 2 was 0.82 persons out of every 100,000 per year, giving rise to a combined incidence rate for both CRPS types I and II of 6.28 per 100,000 person-years (Sandroni, Benrud-Larson et al. 2003, Complex regional pain syndrome type I: incidence and prevalence in Olmsted county, a population-based study. Pain 103(1-2): 199-207; Goh, Chidambaram et al. 2017, Complex regional pain syndrome: a recent update. Burns Trauma 5: 2.).
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
Clinical Studies of LDN on CRPS
LDN has been widely used for chronic pain and inflammatory condition and has been shown to alleviate symptoms of pain in patients with chronic pain. A number of case studies have also reported positive effects for LDN in the treatment of CRPS. Chopra et al. reported 2 patient case studies with CRPS who experienced significantly less pain with 4.5 mg daily LDN treatment (Chopra and Cooper 2013, Treatment of Complex Regional Pain Syndrome (CRPS) using low-dose naltrexone (LDN). J Neuroimmune Pharmacol 8(3): 470-476). The remission of pain and dystonic spasms in Case 1, as well as remission of all CRPS symptoms (including fixed dystonia) in Case 2, provide evidence that a multi-modal interventional approach, which includes low-dose Naltrexone (a known glial attenuator), should be considered as a treatment option for the treatment of CRPS patients, particularly those patients with dystonic movement disorders. In another CRPS case study, Sturn and Collin found alleviation of pain symptoms as early as 2 days after beginning LDN therapy, with significantly less pain at 4 weeks (Sturn and Collin 2016, Low-Dose Naltrexone: A New Therapy Option for Complex Regional Pain Syndrome Type I Patients. Int J Pharm Compd 20(3): 197-201). Weinstock et al reported alleviation of pain symptoms within one month of LDN treatment, with complete remission of CRPS leg symptoms by 16 months (Weinstock, Myers et al. 2016, Identification and Treatment of New Inflammatory Triggers for Complex Regional Pain Syndrome: Small Intestinal Bacterial Overgrowth and Obstructive Sleep Apnea. A A Case Rep 6(9): 272-276). In a recent case study, an CRPS patient was able to discontinue gabapentin and amitriptyline via the use of LDN, while simultaneously achieving superior pain relied (Soin, 2021, Management of pediatric complex regional pain syndrome with low-dose naltrexone. Pain Medicine Case Reports, 5(3), 109-113). LDN has been reported to have benefits related to other symptoms of chronic pain syndromes as well, including dystonic spasms, CRPS flares, energy, sleep disturbances, and mood.
Systematic literature review of LDN use showed that the most commonly reported AEs with LDN use were dizziness, vomiting, nausea, and vivid dreams (Soin et al. 2021, Low-Dose Naltrexone Use for Patients with Chronic Regional Pain Syndrome: A Systematic Literature Review. Pain Physician 24(4): E393-E406.). Other reported AEs included headaches, abdominal pain, gastrointestinal issues, peripheral edema, restlessness, falls, somnolence, irritability, hematological abnormalities, urinary infection, difficulty concentrating, anxiety, sleepiness, hot flashes/sweating, tachycardia, depression, muscle and joint pain, fatigue, tinnitus, heartburn, dry mouth, and joint pain. Another systematic review also evaluated occurrence of adverse events (AEs) and serious adverse events (SAEs) with LDN use and found that only mild AEs reported among the included studies (89 studies), including nausea, vomiting, and dizziness (Bolton, Hodkinson et al. 2019, Serious adverse events reported in placebo randomized controlled trials of oral naltrexone: a systematic review and meta-analysis. BMC Med 17(1): 10). Although 119 patients reported at least one SAE in the naltrexone study arm, meta-analysis found no difference between occurrence of SAEs in naltrexone and placebo groups. Furthermore, secondary analysis found only 6 AEs that were statistically significant: decreased appetite, dizziness, nausea, sleepiness, sweating, and vomiting.

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
Orphan Drug Designation
An orphan disease is a rare disease affecting fewer than 200,000 people in the US. It is often a serious or fatal condition for which there are no effective therapies. In 1983, the Orphan Drug Act was passed to incentivize companies to develop drugs for patients with rare diseases. Orphan drug designation provides incentives to companies, including:
•Tax credits for qualifies clinical trials
•Exemption from user fees
•Potential for seven years of market exclusivity after approval
In addition, given the small number of patients with a disease and the severity of the disease, approvals are often granted with fewer and smaller trials, saving costs and time. JAN123 was granted Orphan Status for the treatment of CRPS.
Clinical Development Plan
LDN can be rapidly developed in the US via the 505(b)(2) regulatory pathway. This pathway is used for candidates that contain drugs that are already approved but come in a dosage form or delivery system that is different than the original, approved product. In this case, JAN123 fits these criteria perfectly. LDN has the added benefit of being developed at a much lower dose (< 5 milligrams) compared to approved naltrexone products, which are 50 milligrams per tablet. Therefore, it is likely that product development will consist of the following general steps:
•Manufacturing and approval of clinical batches of LDN tablets prior to clinical studies;
•Phase I pharmacokinetic study(ies) to confirm the release profile of LDN; and
•A single Phase III study to demonstrate efficacy in CRPS.
A protocol synopsis of the development plan is presented below:

Title of study	Phase I: The Pharmacokinetincs of LDN in the fed and fasted state of a Single Oral Dose of LDN, 4 mg
Phase III: Double-Blind Placebo-Controlled Trial of Low-Dose Naltrexone to Treat Complex Regional Pain Syndrome (CRPS)
Clinical Phase	Phase I: The Pharmacokinetincs of LDN in the fed and fasted state Phase III: Registration/Efficacy Study to hopefully facilitate an NDA application for the use of low-dose naltrexone to treat CRPS

Objectives:	Phase I: To determine pharmacokinetics of single oral low-dose naltrexone in healthy participants in fasting and fed state
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
We will also monitor safety labs on enrollment and termination of the study. However, we would like to point out that this drug has been available and FDA approved at much higher doses (50 – 150mg or higher) orally with a long-standing proven safety track record. The drug has been available with multiple different embodiments, route of administration and at much higher doses for quite a long time and the safety of the drug has already been extensively established and published.
Investigational product	JAN123
Study Design	Phase 1: Single-center, dual-arm, cross-over, open-label study
Phase 3: Study Description
We plan to conduct a randomized, double blind placebo controlled trial to treat Complex Regional Pain Syndrome. The study duration will be three months long. Patients in the treatment group will receive a single tablet for the first month of a 2mg dose of Naltrexone. Then, after 1 month, the patient will take 2 tablets for a total of 4mg for months 2 and 3. Study conclusion will be after 3 months.
Patients in the placebo group will take a single tablet for 1 month followed by 2 tablets for month 2 and 3.
A total number of 200 patients with a 1:1 randomization will used. Since CRPS is an orphan disease, we will likely have to use a total of 25 clinical sites or more to be able to adequately recruit the study.
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
Phase I: Single Oral dose of JAN123, 4 mg given on separate days with and without food separated by a washout period of no less than 7 days
Phase III: Patients will be dosed with either the low-dose naltrexone or placebo for three months. Initially for the first month patients will take 1 tablet at bedtime (typically in the evenings) for the first month and then increase to 2 tablets for month 2 and 3. Specifically the Naltrexone will be 2mg tablets, such that for the first month with the 1 tablet per day the patient will be on 2mg doses and subsequently increase to 2 tablets in the evening for a total of 4mg.
Duration of treatment:	Phase I: One day for each dose. Two doses of 2 mg each, in total, separated by a washout period of no less than 7 days.
Phase III: This will be a 3 month trial or approximately 90 days. Upon enrollment, patients will be on either low-dose naltrexone or placebo for 90 days.
Participant duration is expected to be 121 days, and at the conclusion of the study (approximately day 90 post-treatment) patients will come in for a final site visit to complete remaining surveys and within 7 days of completion the patients will obtain final safety labs which are anticipated to be a complete blood count and a comprehensive metabolic panel. Since Naltrexone is non-opioid based and does not have withdrawal issues, patients can immediately discontinue the therapy without concerns. As referenced earlier, the safety of Naltrexone orally is already well established and our tested doses are low.

Number of Centers	Phase 1: Single Center Clinical Trial
Phase 3: Multicenter Clinical Trial
Likely 25 total sites. Keeping in mind this is an Orphan Disease state and recruitment may be quite difficult, we feel the need to have 25 clinical sites to enroll 200 patients.
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
Phase III: Patients diagnosed with CRPS (Complex Regional Pain Syndrome), Adult male and female patients, 18-65 years of age.
Number of Subjects	Phase I: 10 patients Phase III: 200 patients

Endpoints
Phase1: Primary Outcome Measure:
PK profile for low-dose naltrexone (Time Frame: Day 1: predose and at multiple time points after low-dose naltrexone administration).
•Cmax (Maximum observed plasma concentration)
•Tmax (Time to reach maximum plasma concentration)
•AUC0-t (Area under the plasma concentration-time curve from 0 hour to the time of the last quantifiable concentration)
•AUC0-inf (Area under the plasma concentration-time curve from 0 hour extrapolated to infinity)
•CL/F (Oral clearance)
Phase 3:
Primary Outcome Measure: Improvement in NRS pain scores over a 3-month time period.
Secondary Outcome Measure: Improvement in Brief Pain Inventory and Oswestry Disability Index (ODI) or other verified pain scales.
End of Study will occur upon completion of the 90-day trial of the low-dose naltrexone or placebo. It is expected that patients will complete all required surveys and testing requirements of the study. Through March 8, 2023, the Company operated its legacy businesses, ARCA Recycling, Inc. (“ARCA Recycling”), ARCA Canada Inc. (“ARCA Canada”), and Customer Connexx, LLC (“Connexx”), in its Recycling segment. ARCA Recycling and ARCA Canada recycle major household appliances in North America by providing turnkey appliance recycling and replacement services for utilities and other sponsors of energy efficiency programs. Connexx is a company that provides call center services for recycling businesses. On March 9, 2023, we entered into a Stock Purchase Agreement with VM7 Corporation, a Delaware corporation, under which the Buyer agreed to acquire all of the outstanding equity interests of (a) ARCA Recycling, Inc., a California corporation, (b) Customer Connexx LLC, a Nevada limited liability company, and (c) ARCA Canada Inc., a corporation organized under the laws of Ontario, Canada. The principal of the Buyer is Virland A. Johnson, our Chief Financial Officer
Early termination is also a possible way to end the study due to issues such as side effects, adverse events or patient desire to withdraw from the study, among other reasons.

Safety Assessments	Standard clinical evaluation and objective measures will be employed to monitor and assess safety during the conduct of the trial. Furthermore, the results of safety assessments will be used during the trial to monitor and protect the safety of enrolled subjects. Strict subject and study stopping criteria will be implemented to protect the subject's well-being.
Intellectual Property
The composition of Naltrexone is off-patent and generic versions of the drug are available at 50 mg doses. LDN has been routinely compounded in compounding pharmacies and used clinically off-label. However, the 4.5 mg compounded tablets are associated with sleep disturbances, manifested in vivid and lucid unpleasant dreams. For these reasons, JAN-123 was developed as a biphasic release, orally available tablet to reduce the likelihood of unpleasant dreams. A provisional patent was filed in December 2020 and converted to a PCT application in November 2021 (Pub. No. US 2022/0202807 A1). US Patent number 11,752,143 B2 issued on September 12, 2023. The issued claims in this patent cover the use of the biphasic LDN formulation for treatment of patients with chronic pain. In addition, claims are made to the titration of the LDN for treating chronic pain. While there is no guarantee that the pending applications or future pending claims will issue, the issued US patent will provide protection of JAN123 through 2040 and the Orphan Drug Designation provides 7 years of market exclusivity after drug approval in the event that there are any challenges to this patent.
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
Soin Purchase Agreement
On December 28, 2022, we entered into a Purchase Agreement (the “Soin Purchase Agreement”) with Soin Therapeutics, LLC. Under the Soin Purchase Agreement, JanOne acquired Soin Therapeutics and its LDN product, now known as JAN123. This all- stock transaction has a value of $13M, with up to an additional $17M depending on revenues generated by the product, for a total value of up to $30M. The transaction includes restrictions on the maximum number of shares of preferred stock and common stock that can be issued to or transferred by Soin Therapeutics at any given time.
Our Team
Tony Giordano, Ph.D., our Chief Scientific Officer, joined the Company in December 2019 from the Cleveland Clinic, the No.2 rated hospital in the country, where he served as Senior Director of Special Projects in the Business Development group. Dr. Giordano has extensive experience in drug development, having served as Vice President or President of seven different biotechnology companies he co-founded, including companies developing platform technologies, a cancer vaccine, and Alzheimer’s Disease and cardiovascular therapies. He has managed numerous clinical trials and the launch of a medical food product. Dr. Giordano has also served as an Associate Professor and Assistant Dean of Research and Business Development at LSU Health Sciences Center in Shreveport, Louisiana (“LSU Health Shreveport”), at which he led the licensing efforts at the campus and at Abbott Labs, where, in addition to serving as a Senior Research Scientist, he was involved in technology assessment activities. Dr. Giordano has a Ph.D. focused in Molecular Genetics from The Ohio State University and completed Fellowships at the NIH National Cancer Institute and the NIH National Institute of Aging.
In November 2019, we formed a Scientific Board of Advisors (the “SBA”) and the following doctors and scientists currently are members of our SBA:
Chris Kevil, Ph.D., Chair of the Scientific Board of Advisors – Dr. Kevil, an internationally known expert in vascular pathophysiology, PAD, and nitric oxide biology, discovered the role of sodium nitrite in promoting angiogenesis that led to the development of TV1001, now known as JAN101. Dr. Kevil earned his Ph.D. from LSU Health Shreveport in Molecular and Cellular Physiology, followed by a fellowship at the University of Alabama at Birmingham (UAB) with an emphasis on redox pathophysiology. Returning to LSU Health Shreveport in the Department of Pathology, he established cutting edge research programs regarding redox biology regulation of peripheral vascular diseases. This led to ground-breaking insights on how glutathione, nitrite/nitric oxide, and hydrogen sulfide regulate vascular health during ischemia.
Edgar Ross, MD – Dr. Ross is the current Director of the Pain Management Center at Brigham and Women’s Hospital and a professor of anesthesia at Harvard Medical School. Dr. Ross is recognized as Castle Connolly’s America’s top doctors for the fifth year in a row. In addition to serving as chairman of Pfizer’s partnership on pain, Dr. Ross also has served as a member of the Blue Cross and Blue Shield Opioid Prescribing Policy Committee.
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
Joshua Beckman, MD – Dr. Beckman is the Director of Vascular Medicine and the Gayle and Paul Stoffel Distinguished Chair in Cardiology at UT Southwestern Medical Center. Prior to this, he founded and is director of the Section of Vascular Medicine in the Division of Cardiovascular and is Professor of Medicine at Vanderbilt University Medical Center. The overriding theme linking all of his career activities is vascular function in health and disease. Dr. Beckman’s primary research focuses on the mechanisms by which diabetes mellitus impairs vascular function. Secondary investigations involve studying the effect on endothelial function of non-diabetes-related insulin resistance, androgen deprivation, and vascular function in venous bypass grafts. Dr. Beckman has been involved in numerous clinical studies and has published over 300 research papers with over 30,000 citations. In addition to a number of other journals, Dr. Beckman serves in editorial roles at Vascular Medicine and Circulation, two of the premier journals in the cardiovascular space.
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
Commercial Operations
We currently do not have any marketing and sales organization. We have retained global rights to JAN-101 and JAN123, and, if either of them or one of our potential subsequent product candidates is approved by the FDA to market in the United States, we expect that our sales force will be supported by sales management, internal sales support, an outside marketing group, and distribution support. We intend to invest in our commercial capabilities prudently by focusing our marketing efforts on the physician subspecialties that treat patients with PAD. These physicians include, but are not limited to, pain management specialists, rheumatologist, surgeons, and sports medicine physicians. We will also evaluate licensing and partnering with third parties to help us reach other sales channels and geographic markets inside and outside of the United States.
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
The process required by the FDA before a drug may be marketed in the United States generally involves the following:
•completion of pre-clinical laboratory tests, animal studies, and formulation studies in compliance with the FDA’s good laboratory practice (“GLP”), regulations;
•submission to the FDA of an Investigational New Drug Application (“IND”), which must become effective before human clinical trials may begin;
•approval by an institutional research board (“IRB”) at each clinical site before each trial may be initiated;
•performance of adequate and well-controlled human clinical trials in accordance with good clinical practice (“GCP”) requirements to establish the safety and efficacy of the proposed drug product for each indication;
•submission to the FDA of a new drug application (NDA);
•satisfactory completion of an FDA advisory committee review, if applicable;

•satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practices (“cGMP”) requirements and to assure that the facilities, methods, and controls are adequate to preserve the drug’s identity, strength, quality, and purity;
•satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;
•payment of user fees and securing FDA and approval of the NDA; and
•compliance with any post-approval requirements, including the potential requirement to implement a risk evaluation and mitigation strategy (“REMS”), and the potential requirement to conduct post-approval studies.
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
Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:
•Phase I: The drug is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, and excretion and, if possible, to gain an early indication of its effectiveness.
•Phase II: The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to evaluate the efficacy of the product for specific targeted diseases preliminarily, and to determine dosage tolerance and optimal dosage.
•Phase III: The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate sufficient data statistically to evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product, and to provide adequate information for the labeling of the product.
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
During the development of a new drug, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to submission of an IND, at the end of Phase II, and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach agreement on the next phase of development. Sponsors typically use the meetings at the end of the Phase II clinical trial to discuss Phase II clinical results and present plans for the pivotal Phase III clinical trials that they believe will support approval of the new drug. JanOne submitted briefing materials in 2021 describing the previous research and development activities and planned clinical trials. The Company is now working to implement suggestions by the FDA to be ready to submit a protocol amendment in late 2024.
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
Once an approval of a drug or medical device is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:
•restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•fines, warning letters or holds on post-approval clinical trials;

•refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product approvals;
•product seizure or detention, or refusal to permit the import or export of products; or
•injunctions or the imposition of civil or criminal penalties.
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
Second, the Hatch-Waxman amendments to the FDCA also established a statutory procedure for submission and FDA review and approval of abbreviated new drug applications (“ANDAs”) for generic versions of branded drugs previously approved by the FDA (such previously approved drugs are referred to as “listed drugs”). An ANDA is a comprehensive submission that contains, among other things, data and information pertaining to the active pharmaceutical ingredient, drug product formulation, specifications, and stability of the generic drug, as well as analytical methods, manufacturing process validation data and quality control procedures. Premarket applications for generic drugs are termed abbreviated because they generally do not include pre-clinical and clinical data to demonstrate safety and effectiveness. However, a generic manufacturer is typically required to conduct bioequivalence studies of its test product against the listed drug. The bioequivalence studies for orally administered, systemically available drug products assess the rate and extent to which the active pharmaceutical ingredient (the “API”) is absorbed into the bloodstream from the drug product and becomes available at the site of action. Bioequivalence is established when there is an absence of a significant difference in the rate and extent for absorption of the generic product and the listed drug. For some drugs, other means of demonstrating bioequivalence may be required by the FDA, especially where rate and/or extent of absorption are difficult or impossible to measure. The FDA will approve the generic product as suitable for an ANDA application if it finds that the generic product does not raise new questions of safety and effectiveness as compared to the innovator product. A product is not eligible for ANDA approval if the FDA determines that it is not bioequivalent to the referenced innovator drug, if it is intended for a different use, or if it is not subject to an approved Suitability Petition.
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
•the federal Anti-Kickback Statute, which prohibits, among other things, persons from soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;
•the federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payors that are false or fraudulent;
•HIPAA, which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;
•HIPAA, as amended by the federal Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;
•the federal Physician Payments Sunshine Act, which among other things, requires certain manufacturers of drugs, devices, and biologics that are reimbursable by a federal healthcare program to report annually to the United States Department of Health and Human Services information related to payments and other transfers of value to physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members; and
•similar federal laws and state law equivalents of each of the above federal laws.
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
In order to market our future products in the European Economic Area (the “EEA”) and many other foreign jurisdictions, we must obtain separate regulatory approvals. More concretely, in the EEA, medicinal products can only be commercialized after obtaining a Marketing Authorization (an “MA”). There are two types of Marketing Authorizations:
•the Community MA, which is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use of the European Medicines Agency (the “EMA”) and which is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced therapy products, and medicinal products containing a new active substance indicated for the treatment certain diseases, such as AIDS, cancer, neurodegenerative disorders, diabetes, and auto-immune and viral diseases. The Centralized Procedure is optional for products that contain a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific, or technical innovation or that are in the interest of public health in the EU; and
•National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, a National MA can be recognized in another Member State through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure.
Under the above-described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.
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
Recycling
We started our business in 1976 as a used appliance retailer that reconditioned old appliances to sell in our stores. Under contracts with national and regional retailers of new appliances, we collected the replaced appliance from the retailer’s customer’s residence when one of their stores delivered a new appliance. Any old appliances that we could not sell in our stores were sold to scrap metal processors. In the late 1980s, stricter environmental regulations began to affect the disposal of unwanted appliances and we were no longer able to take appliances that contained hazardous components to scrap metal processors. At that time, we began to develop systems and equipment to remove the harmful materials so that metal processors would accept the appliance shells for processing. We then offered our services for disposing of appliances in an environmentally sound manner to appliance manufacturers and retailers, waste hauling companies, rental property managers, local governments, and the public. In 1989, we began contracting with electric utility companies to provide turnkey appliance recycling services to support their energy conservation efforts. Since that time, through March 8, 2023, we provided our services to approximately 400 utilities and other providers of energy efficiency programs throughout North America.
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
Our wholly-owned Recycling Subsidiaries in our Recycling segment included ARCA Recycling and ARCA Canada, which recycle major household appliances in North America by providing turnkey appliance recycling and replacement services for utilities and other sponsors of energy efficiency programs, and Connexx, which provides call center services for the recycling segment.
Disposition of our Recycling Business
On March 19, 2023, the Company entered into a Stock Purchase Agreement (the “Recycling Purchase Agreement”) with VM7 Corporation (“VM7”), under which it agreed to acquire all of the outstanding equity interests of the Recycling Subsidiaries, consisting of: (a) ARCA Recycling, (b) ARCA Canada, and (c) Connexx. The principal of VM7 is Virland A. Johnson, our Chief Financial Officer. The sale of all of the outstanding equity interests of the Recycling Subsidiaries to VM7 under the Recycling Purchase Agreement (the “Disposition Transaction”) was consummated simultaneously with the execution of the Recycling Purchase Agreement. Our Board of Directors unanimously approved the Recycling Purchase Agreement and the Disposition Transaction.
The economic aspects of the Disposition Transaction are: (i) we reduced the liabilities on our consolidated balance sheets by approximately $17.6 million (excluding those related to the California Business Fee and Tax Division, as discussed below); (ii) we will receive not less than $24.0 million in aggregate monthly payments from VM7, which payments are subject to potential increase due to the Recycling Subsidiaries’ future performance; and (iii) during the next five years, we may request that VM7 prepay aggregate monthly payments in the aggregate amount of $1 million. We also received one thousand dollars for the equity of each of the Recycling Subsidiaries at the closing. Each monthly payment is to be the greater of (a) $140,000 (or $100,000 for each January and February during the 15-year payment period) or (b) a monthly percentage-based payment, which is an amount calculated as follows: (i) 5% of the Recycling Subsidiaries’ aggregate gross revenues up to $2,000,000 for the relevant month, plus (ii) 4% of the Recycling Subsidiaries’ aggregate gross revenues between $2,000,000 and $3,000,000 for the relevant month, plus (iii) 3% of the Recycling Subsidiaries aggregate gross revenues over $3,000,000 for the relevant month. VM7 will receive credit toward the payment of the first monthly payment (March of 2023) for any payments, distributions, or cash dividends paid by any of the Recycling Subsidiaries to the Company on or after March 19, 2023.
VM7 may prepay, at any time and in total, the estimated aggregate of the future monthly payments. That amount will be an amount equal to the then-present value of the estimated future monthly payments, discounted at the rate of 5% per annum (the “Prepayment Price”). Furthermore, VM7 will be required to pay the Prepayment Price upon the earliest of (i) Mr. Johnson holding less than 75% of the capital stock of VM7, (ii) VM7 selling substantially all of its assets, (iii) VM7 holding less than 50% of the capital stock of the Recycling Subsidiaries, or (iv) the Recycling Subsidiaries selling substantially all of their respective assets. Upon payment of the Prepayment Price, VM7 will have no further purchase price payment obligations to the Company.
Additional terms of the Disposition Transaction are: (i) we have the right to appoint one member of VM7’s board of directors until the sooner of VM7 having paid the Prepayment Price or having tendered all of the monthly payments; (ii) Mr. Johnson’s annual salary as Chief Executive Officer of VM7 shall be $400,000, prorated, for the remainder of the 2023 calendar year, and then adjusted annually to an amount equal to 1% of the Recycling Subsidiaries’ aggregate gross revenues, until the sooner of VM7 having paid the Prepayment Price or having tendered all of the monthly payments; and (iii) we will receive additional payments from VM7 (that are not related to the on-going monthly payments) that relate to certain taxing agency issues. Upon settlement of the continuing dispute between ARCA Recycling and the California Business Fee and Tax Division (as to which settlement, there can be no assurance), ARCA Recycling will pay to us 50% of the amount of the reduction between the current assessment and any such settlement. The payment will be memorialized by a three-year promissory note with interest at five percent per annum. The first payment under the note will be on the last day of VM7’s fiscal year in which the settlement occurs and the remaining payments each year thereafter. If ARCA Recycling receives a refund from the agency for payments previously made, it shall pay to us an amount equivalent to 25% of such refund after reduction for the legal fees payable to counsel for this proceeding. ARCA Recycling and Connexx are due to receive from the Internal Revenue Service two payments in the aggregate amount of approximately $931,000 in connection with the Employee Retention Credit provisions of the Coronavirus Aid, Relief, and Economic Security Act and the Taxpayer Certainty and Disaster Tax Relief Act of 2020. Those payments are to be tendered to us within 10 days of receipt by ARCA Recycling or Connexx.
To secure VM7’s obligations under the Recycling Purchase Agreement and pursuant to a Stock and Membership Interests Pledge Agreement dated March 19, 2023 (the “Pledge Agreement”), Mr. Johnson pledged to us all of the capital stock in VM7 (“VM7’s Capital Stock”) and VM7 pledged to us all of the equity interests of the Recycling Subsidiaries (the “Subject Securities”). Under the terms of the Pledge Agreement, upon an Event of Default (as defined in the Pledge Agreement), among other remedies in our favor, we may foreclose on any or all of VM7’s Capital Stock and the Subject Securities. We may also cause the ownership of VM7’s Capital Stock and of the Subject Securities to be transferred to us automatically, pursuant to an irrevocable transfer entered in our favor, as referenced in the Pledge Agreement. In the event of an automatic transfer, all of the monthly payments previously made by VM7 pursuant to the terms of the Recycling Purchase Agreement will then be characterized as contributions to the capital of the Company without dilution of the Company’s capital stock.
The parties have made customary representations, warranties, covenants, and indemnities in connection with the Disposition Transaction.
The Recycling Purchase Agreement contains certain representations and warranties that the parties made to each other as of the date of the Recycling Purchase Agreement or such other date as explicitly referenced therein. The representations and warranties were made solely for purposes of the Recycling Purchase Agreement and (i) are subject to limitations agreed by the parties in negotiating the terms and conditions thereof, (ii) may not be accurate or complete as of any specified date, (iii) will be qualified by the underlying disclosure schedules, (iv) may be subject to a contractual standard of materiality different from those generally applicable to investors, and (v) may have been used for the purpose of allocating risk among the parties thereto, rather than for establishing any matters as facts. Information concerning the subject matter of the representations and warranties may change after March 8, 2023, and subsequent information may or may not be fully reflected in JanOne’s public disclosures. For the foregoing reasons, the representations and warranties contained in the Recycling Purchase Agreement should not be relied upon as statements of factual information.
Subsequent to the closing of the Disposition Transaction, VM7 determined that, after expending significant amounts of time and resources, it was unable to obtain sufficient equity or debt financing to continue the operations of the Recycling Subsidiaries. Accordingly, we were advised that the operations of the Recycling Subsidiaries were wound down and, ultimately, ceased. Because we did not receive all of the economic benefits of the Disposition Transaction and understand that we will not receive any future benefits of the Disposition Transaction, we determined to fully impair the approximately $5.3 million carrying value of the Disposition Transaction on our balance sheet. We also determined not to exercise any of our remedies under the Recycling Purchase Agreement so that we could maintain our focus on our clinical-stage biopharmaceutical activities.
Technology
During the year ended January 1, 2022, the Company took a full write-down of the unamortized portion of the GeoTraq intangible asset of approximately $9.8 million, and then on May 24, 2022, the Company entered into an Asset Purchase Agreement with SPYR Technologies Inc., pursuant to which the Company sold to SPYR substantially all the assets and assigned none of the liabilities of the Company’s wholly-owned subsidiary, GeoTraq Inc. The aggregate purchase price for the GeoTraq assets was $13.5 million, payable in cash and shares of SPYR’s capital stock. As of the closing of the transaction on May 24, 2022, SPYR issued to the Company 30,000,000 shares of its common stock at $0.03 per share, and delivered a five-year Promissory Note in the initial principal amount of $12.6 million. The Promissory Note bears simple interest at the rate of 8% per annum, provides quarterly interest payments due the first day of each calendar quarter, and may be prepaid at any time without penalty. Quarterly interest payments may be made in cash or in shares of SPYR’s restricted common stock or preferred stock. The Promissory Note matures on May 23, 2027.
Employees
As of December 30, 2023, the Company had five employees, all of whom were full-time.
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
We expect our systems and controls to become increasingly complex to the extent that we integrate acquisitions and if and as our business grows. To effectively manage our Company today and this anticipated complexity, we need to remediate these material weaknesses and continue to improve our operational, financial, and management controls and our reporting systems and procedures. Any failure to remediate these material weaknesses and implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results or cause us to fail to meet our financial reporting obligations, which could adversely affect our business and jeopardize our listing on the Nasdaq Capital Market, either of which would harm our stock price.
Risks Relating to Our Biotechnology Segment
Our biotechnology business has a limited operating history
Our biotechnology business was started in September 2019 and has a limited operating history. We have not commenced revenue-producing operations. To date, our biotechnology-related operations have consisted of preliminary research and development, and characterization and testing of SR TV1001 (now known as JAN101) and our December 2022 acquisition of Soin Therapeutics and its LDN product (now known as JAN123). Our limited operating history makes it difficult for potential investors to evaluate our technology or the prospective operations of our biotechnology business. You should consider the prospects of our biotechnology business in light of the costs, uncertainties, delays, and difficulties frequently encountered by companies in the early stages of development, especially clinical-stage biopharmaceutical businesses such as ours. Potential investors should carefully consider the risks and uncertainties that a biotechnology business with a limited operating history faces. In particular, potential investors should consider that we may be unable to (i) successfully implement or execute the business plan of our biotechnology business or currently validate that our biotechnology business plan is sound; (ii) successfully complete clinical trials and obtain regulatory approval for the marketing of JAN101 or JAN123; (iii) successfully demonstrate a favorable differentiation between JAN101 or JAN123 and the current products on the market; (iv) successfully manufacture our clinical drug product and establish a commercial drug supply; (v) secure market exclusivity and/or adequate intellectual property protection for JAN101 or JAN123; and (vi) raise sufficient funds in the capital markets to effectuate our biotechnology business plan, including product and clinical development, regulatory approval, and commercialization for JAN101 or JAN123.
Our business model is partially dependent on certain patent rights licensed to us from the Licensors (as defined below), and the loss of those license rights would, in all likelihood, cause our business, as presently contemplated, to fail.
In November 2019, UABRF, TheraVasc, and the Board of Supervisors of Louisiana State University and Agricultural and Mechanical College, acting on behalf of LSU Health Shreveport, together with UABRF and TheraVasc, (collectively, the “Licensors”), granted us an exclusive worldwide, royalty-bearing license to the patent rights for SR TV1001 (now known as JAN101) in the negotiated fields of use. The patent license agreement requires us to pay royalties and milestone payments and conform to a variety of covenants and agreements, and in the event of our breach of the agreement, the Licensors may elect to terminate the agreement. As of the date of this Form 10-K, we believe we are in compliance with the patent license agreement and consider our relationship with the Licensors to be excellent.
We will be completely dependent on third parties to manufacture JAN101 and JAN123, and their commercialization could be halted, delayed, or made less profitable if those third parties fail to obtain manufacturing approval from the

FDA or comparable foreign regulatory authorities, fail to provide us with sufficient quantities of JAN101 or JAN123, or fail to do so at acceptable quality levels or prices.
We do not currently have, nor do we plan to acquire, the capability or infrastructure to manufacture our drug candidate for use in our clinical trials or for commercial sales, if any. As a result, we will be obligated to rely on contract manufacturers when we conduct clinical trials and if and when our initial or subsequent product candidates are approved for commercialization. In January 2020, we entered into a Master Agreement for Development, Manufacturing and Supply with CoreRx Inc. (“CoreRx”), pursuant to which CoreRx has agreed to provide to us certain product testing, development, and clinical manufacturing services for JAN101. We have not yet entered into any manufacturing agreements for the manufacture of JAN123 and must identify and contract with a company capable of producing sufficient quantities of this product for our clinical trials. We have not entered into agreements with any contract manufacturers for commercial supply for either JAN101 or JAN123 and may not be able to engage contract manufacturers for commercial supply of our initial or subsequent product candidates on favorable terms to us, or at all, should the need arise.
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
The facilities used by CoreRx to manufacture JAN101 must be approved by the FDA or comparable foreign regulatory authorities. Such approvals are subject to inspections that will be conducted after we submit an NDA to the FDA or their equivalents to other relevant regulatory authorities. We will not control the manufacturing process of JAN101, JAN123 or subsequent product candidates and will be completely dependent on our contract manufacturing partners for compliance with cGMPs, for manufacture of both active drug substances and finished drug products. These cGMP regulations cover all aspects of the manufacturing, testing, quality control, storage, distribution, and record keeping relating to our initial or subsequent product candidates. If our contract manufacturers do not successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, we will not be able to secure or maintain regulatory approval for products made at their manufacturing facilities. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our initial or subsequent product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, manufacture, obtain regulatory approval for, or market our initial or subsequent product candidates, if approved. Likewise, we could be negatively impacted if any of our contract manufacturers elect to discontinue their business relationship with us.
Our contract manufacturer will be subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies for compliance with cGMPs and similar regulatory requirements. We will not have control over our contract manufacturer’s compliance with these regulations and standards. Failure by our contract manufacturer to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure to grant approval to market JAN101 or JAN123, delays, suspensions or withdrawals of approvals, inability to supply product, operating restrictions, and criminal prosecutions, any of which could significantly and adversely affect our biotechnology business. In addition, we will not have control over the ability of our contract manufacturer to maintain adequate quality control, quality assurance, and qualified personnel. Failure by our contract manufacturer to comply with or maintain any of these standards could adversely affect our ability to develop, manufacture, obtain regulatory approval for or market JAN101 or JAN123, if approved.
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
We will be validating the manufacturing process, with appropriate process parameters and critical process, at CoreRx in 2024. Based on current batch sizes, these validated processes will support the manufacture of approximately 6.5 million tablets a month. This would allow us to enter the marketplace, but would support sales of only 1-2% of the addressable market. There is no guarantee that CoreRx will increase its manufacturing capacity when needed by us; thus, we will likely need to identify another approved manufacturer with increased capacity. In addition, we will need to revalidate the manufacturing process to demonstrate to the FDA the ability to reproducibly manufacture larger batch sizes, which will increase time and costs. If these activities are not carried out in a timely manner, a shortage of product could result following commercial launch, which could significantly affect sales and overall valuation of the Company.
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
Pharmacies may be able to compound LDN in competition with us, but the economic impact may not be material.
JAN123 is a biphaisc formulation of LDN being developed for CRPS. However, compounding pharmacies have already sold a non-biphasic LDN for this purpose and for other purposes. The patent JanOne was issued for JAN123, in conjunction with Orphan Drug approval, will provide additional marketing protection for CRPS. Compounding pharmacies are not subject to FDA approval and could compound LDN for their patients. We believe that production and sales by a single compounding pharmacy of a material amount of a compounded product would transform such compounding pharmacy into a pharmaceutical manufacturer, which would then subject it to all of the FDA approval protocols, including cGMP requirements. Thus, compounding pharmacies would not be able to scale their compounding activities for LDN to facilitate their material sales growth of LDN or to become impactful in the marketplace. As disclosed below, we cannot provide assurances with respect to third-party coverage and reimbursement. We believe that persons who purchase LDN from a compounding pharmacy may need to pay out-of-pocket for the product with limited or no insurance coverage.
If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our initial or subsequent product candidates.
We will face a potential risk of product liability as a result of the clinical testing of our initial or subsequent product candidates. For example, we may be sued if any product we develop, including JAN101, JAN123 or any materials that we use in it, allegedly causes injury or is found to be otherwise unsuitable during product testing and manufacturing. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. In the United States, claims could also be asserted against us under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our initial or subsequent product candidates. Even successful defense of these claims would require us to employ significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in, among other things (i) decreased demand for JAN101, JAN123 or any future products that we may develop; (ii) failure to obtain regulatory approval for our product candidates; (iii) withdrawal of participants in our clinical trials; (iv) substantial monetary awards to trial participants or patients; (v) product recalls or withdrawals or labeling, marketing, or promotional restrictions; and (vi) the inability to commercialize our initial or subsequent product candidates. As of the date of this Form 10-K, we do not carry product liability insurance.
The success of our biotechnology business is entirely dependent on our ability to obtain the marketing approval for our product candidates by the FDA and the regulatory authorities in foreign jurisdictions in which we intend to market them, of which there can be no assurance.
We are not permitted to market JAN101 or JAN123 as prescription pharmaceutical products in the United States until we receive approval of an NDA from the FDA, or in any foreign countries until we receive the requisite approval from such countries. In the United States, the FDA generally requires the completion of clinical trials of each drug to establish its safety and efficacy and extensive pharmaceutical development to ensure its quality before an NDA is approved. Of the large number of drugs in development, only a small percentage result in the submission of an NDA to the FDA and even fewer are eventually approved for commercialization. As of the date of this Form 10-K, we have not submitted an NDA to the FDA or comparable applications to other regulatory authorities for any subsequent product candidates.
Because of the clinical trial history of JAN101, we believe that JAN101 will qualify for FDA approval through the FDA’s 505(b)(2) regulatory pathway and in corresponding regulatory paths in other foreign jurisdictions. Notwithstanding the use of the FDA’s 505(b)(2) regulatory pathway, we will be required to conduct Phase IIb and Phase III studies prior to filing for marketing approval of JAN101.
The active ingredient in JAN123 is naltrexone, which has been approved for use at much higher doses by the FDA for other indications, thus we believe that JAN123 will also qualify for the 505(b)(2) regulatory pathway. In addition, the FDA has approved the Orphan Designation for JAN123, which could lead to approval after just two clinical trials. However, based on the strength of the results of the registration trial, the FDA could request additional clinical studies prior to approval.
Our success depends on our receipt of the regulatory approvals described above, and the issuance of such regulatory approvals is uncertain and subject to a number of risks, including the following: (i) the results of toxicology studies may not support the filing of an NDA for JAN101; (ii) the FDA may require additional pharmacokinetic studies with JAN101, including studies with food, prior to allowing the Company to conduct Phase IIb and Phase III clinical trials; (iii) the FDA or comparable foreign regulatory authorities or Institutional Review Boards (“IRBs”) may disagree with the design or implementation of our clinical trials; (iv) we may not be able to provide acceptable evidence of JAN101’s safety and efficacy; (v) the results of our clinical trials may not be satisfactory or may not meet the level of statistical or clinical significance required by the FDA, the EMA, or other regulatory agencies for us to receive marketing approval for JAN101; (vi) the dosing of JAN101 in a particular clinical trial may not be at an optimal level; (vii) patients in our clinical trials may suffer adverse effects for reasons that may or may not be related to JAN101; (viii) the data collected from clinical trials may not be sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere; (ix) the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and (x) the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval of JAN101.
The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon, among other things, the type, complexity, and novelty of the product candidates involved, the jurisdiction in which regulatory approval is sought, and the substantial discretion of the regulatory authorities. Changes in regulatory approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for a submitted product application may cause delays in the approval or rejection of an application. Regulatory approval obtained in one jurisdiction does not necessarily mean that a product candidate will receive regulatory approval in any or all other jurisdictions in which we may seek approval; but, the failure to obtain approval in one jurisdiction may negatively impact our ability to seek approval in a different jurisdiction. Failure to obtain regulatory approval for JAN101 or JAN123 for the foregoing, or any other reasons, will prevent us from commercializing JAN101 or JAN123, and our ability to generate revenue will be materially impaired.
Clinical testing is expensive, is difficult to design and implement, can take many years to complete, and is uncertain as to outcome.
Our business model depends in part on the successful development, regulatory approval, and commercialization of JAN101 or JAN123, which may never occur. Both JAN101 and JAN123 are in the early stages of development and, as of the date of this Form 10-K, we have not progressed JAN101 beyond early clinical studies designed only to show safety, nor has JAN123 been tested in any FDA approved clinical trials. Three INDs have previously been submitted by previous licensees/assignees of JAN101 and were accepted by the FDA. These INDs were transferred to JanOne in 2020. Even though the INDs were transferred to us, the FDA may still require additional work prior to re-initiation of clinical trials. If we do not obtain such approvals to re-initiate trials as presently planned, the time in which we expect to commence clinical programs for any product candidate will be extended and such extension will increase our expenses, delay our potential receipt of any revenues, and increase our need for additional capital. Moreover, there is no guarantee that we will receive approval to commence human clinical trials or, if we do receive approval, that our clinical trials will be successful or that we will continue clinical development in support of an approval from the FDA or comparable foreign regulatory authorities for any indication. We note that most product candidates never reach the clinical development stage and even those that do commence clinical development have only a small chance of successfully completing clinical development and gaining regulatory approval. Success in early phases of pre-clinical and clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. A failure of one or more of our clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent our ability to receive regulatory approval or commercialize our initial or any subsequent product candidates. Therefore, our business currently depends entirely on the successful development, regulatory approval, and commercialization of our product candidates, which may never occur.
JAN123 has received Orphan Drug designation from the FDA, allowing for fewer and smaller clinical trials prior to approval. In part, this is due to fewer patients being available for treatment and may lead to delays in recruiting subjects for the trial and therefore delays in reaching the market.
Even if we receive regulatory approval for JAN101 or JAN123, we may not be able to commercialize it successfully and the revenue that we generate from its sales, if any, may be limited.
If approved for marketing, the commercial success of JAN101 will depend upon the product’s acceptance by the medical community, including physicians, patients, and health care payors. The degree of market acceptance for JAN101 will depend on a number of factors, including (i) demonstration of clinical safety and efficacy; (ii) relative convenience, dosing burden, and ease of administration; (iii) the prevalence and severity of any adverse effects; (iv) the willingness of physicians to prescribe JAN101 and the target patient population to try new therapies; (v) efficacy of JAN 101 compared to competing products; (vi) the introduction of any new products that may in the future become available, targeting indications for which JAN101 may be approved; (vii) new procedures or therapies that may reduce the incidences of any of the indications in which JAN101 may show utility; (viii) pricing and cost-effectiveness; (ix) the inclusion or omission of JAN101 in applicable guidelines; (x) the effectiveness of our own or any future collaborators’ sales and marketing strategies; (xi) limitations or warnings contained in approved labeling from regulatory authorities; (xii) our ability to obtain and maintain sufficient third-party coverage or reimbursement from government health care programs, including Medicare and Medicaid, private health insurers, and other third-party payors or to receive the necessary pricing approvals from government bodies regulating the pricing and usage of therapeutics; and (xiii) the willingness of patients to pay out-of-pocket in the absence of third-party coverage or reimbursement or government pricing approvals.
JAN123 will face al the commercialization factors described above with an additional risk of compounding pharmacies prescribing the product to patients. The active ingredient, naltrexone, is available and has been compounded into LDN formulations similar to JAN123. These compounded LDN formulations have been provided to numerous patients with different forms of pain. While not approved for the treatment of pain and therefore unlikely to be reimbursed, the low cost of the compounded LDN could cause reduce pricing of JAN123. We believe that JAN123 will have advantages over the compounded LDN in terms of reduced side effects, but many patients currently have not had the side effects or accepted these as part of reducing their pain with compounded LDN. JanOne may have to enforce its patents, which could result in lengthy and costly litigation, to prevent compounding pharmacies from selling LDN for indications for which JanOne has received patent protection.
If JAN101 or JAN123 is approved but does not achieve an adequate level of acceptance by physicians, health care payors, and patients, our biotechnology business may not generate sufficient revenue to cover costs. Our efforts to educate the medical community and third-party payors on the benefits of JAN101 or JAN123 may require significant resources and may never be successful.
In addition, even if we obtain regulatory approvals, the timing or scope of any approvals may prohibit or reduce our ability to commercialize JAN101 or JAN123 successfully. For example, if the approval process takes too long, we may miss market opportunities and give other companies the ability to develop competing products or establish market dominance. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that renders our product candidate not commercially viable. For example, regulatory authorities may approve our product candidate for fewer or more limited indications than we request, may not approve the price we intend to charge for our product candidate, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve any of our product candidates with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that indication. Further, the FDA or comparable foreign regulatory authorities may place conditions on approvals or require risk management plans or a REMS to assure the safe use of the drug. Moreover, product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following the initial marketing of the product. Any of the foregoing scenarios could materially harm the commercial success of our product candidate.
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
With respect to sales and marketing activities related to our product candidate, advertising and promotional materials must comply with FDA rules in addition to other applicable federal, state, and local laws in the United States and similar legal requirements in other countries. In the United States, the distribution of product samples to physicians must comply with the requirements of the United States Prescription Drug Marketing Act. Application holders must obtain FDA approval for product and manufacturing changes, depending on the nature of the change. We may also be subject, directly or indirectly through our customers and partners, to various fraud and abuse laws, including, without limitation, the United States Anti-Kickback Statute, United States False Claims Act, and similar state laws, which impact, among other things, our proposed sales, marketing, and scientific/educational grant programs. If we participate in the United States Medicaid Drug Rebate Program, the Federal Supply Schedule of the United States Department of Veterans Affairs, or other government drug programs, we will be subject to complex laws and regulations regarding reporting and payment obligations. All of these activities are also potentially subject to United States federal and state consumer protection and unfair competition laws. Similar requirements exist in many of these areas in other countries.
In addition, if JAN101 or JAN123 is approved for a particular indication, our product labeling, advertising, and promotion would be subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. If we receive marketing approval for JAN101 or JAN123, physicians may nevertheless legally prescribe our product to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability and government fines. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees of permanent injunctions under which specified promotional conduct is changed or curtailed.
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
Obtaining and maintaining regulatory approval of JAN101 or JAN123 in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of JAN101 or JAN123 in other jurisdictions.
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
In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval for JAN101 or JAN123, restrict, or regulate post-approval activities and affect our ability to profitably sell JAN101 or JAN123. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We do not know whether additional legislative changes will be enacted, or whether the FDA regulations, guidance, or interpretations will be changed, or what the impact of such changes on the marketing approvals of JAN101 or JAN123, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.
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
Our ability to market JAN101 or JAN123 successfully will depend in part on the level of reimbursement that government health administration authorities, private health coverage insurers, and other organizations provide for the cost of JAN101 or JAN123 and related treatments. Countries in which JAN101 or JAN123 is sold through reimbursement schemes under national health insurance programs frequently require that manufacturers and sellers of pharmaceutical products obtain governmental approval of initial prices and any subsequent price increases. In certain countries, including the United States, government-funded and private medical care plans can exert significant indirect pressure on prices. We may not be able to sell JAN101 or JAN123 profitably if adequate prices are not approved or coverage and reimbursement is unavailable or limited in scope. Increasingly, third-party payors attempt to contain health care costs in ways that are likely to impact the development of our product including: (i) failing to approve or challenging the prices charged for health care products; (ii) introducing reimportation schemes from lower priced jurisdictions; (iii) limiting both coverage and the amount of reimbursement for new therapeutic products; (iv) denying or limiting coverage for products that are approved by the regulatory agencies but are considered to be experimental or investigational by third-party payors; and (v) refusing to provide coverage when an approved product is used in a way that has not received regulatory marketing approval.
It is difficult and costly to protect our intellectual property rights, and we cannot ensure the protection of these rights.
Our success depends on successfully blocking others from developing and commercializing similar products. As repurposed drugs, our APIs have previously been approved for other indications, none of which currently represent a threat to our products, and therefore cannot be protected. We will rely on our method of use and oral formulation patents to protect our products, which may also put our products at risk from companies developing oral formulations using the same API for other indications. Even though our patents provide protection for specific uses, we will not be able to prevent other companies from developing the same APIs for other uses. If a similar dose, formulation, and route of administration is developed for another indication by a different company, we cannot guarantee that the product they market for the other indication will not be prescribed off-label by doctors or filled by pharmacists for use in indications our patents cover and that if less expensive, would not negatively affect our sales, if our products are ultimately approved by the FDA.
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
Additionally, if the Licensors were to initiate legal proceedings against a third party to enforce a patent covering JAN101, the defendant could counterclaim that such patent is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include alleged failures to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for unenforceability assertions include allegations that someone connected with prosecution of the patent withheld relevant information from the United States Patent and Trademark Office (the “PTO”) or made a misleading statement during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include regarding-examination, post-grant review, and equivalent proceedings in foreign jurisdictions, e.g., opposition proceedings. Such proceedings could result in revocation or amendment of the Licensors’ patents in such a way that they no longer cover JAN101 or competitive products. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to validity, for example, we cannot be certain that there is no invalidating prior art, of which the Licensors and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on any of our product candidates. Such a loss of patent protection would have a material adverse impact on our business.
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
Our success depends on successfully blocking others from developing and commercializing similar products. As a repurposed drugs, our APIs have previously been approved for other indications and therefore cannot be protected.

Although none of the approved indications for the API used in JAN101 represent a threat to JAN101, the API used in naltrexone has been formulated by compounding pharmacies to treat the indication JanOne is pursuing and thus represents a real threat in commercialization of JAN123. We will rely on our method of use and oral formulation patents to protect JAN101 and JAN123, which may also put JAN101 and JAN123 at risk from companies developing oral formulations using the same API for other indications. Even though our patents provide protection for specific uses, we will not be able to prevent other companies from developing the same API for other uses. If a similar dose, formulation, and route of administration is developed for another indication by a different company, we cannot guarantee that the product they market for the other indication will not be prescribed off-label by doctors or filled by pharmacists for use in indications our patents cover and that if less expensive, would not negatively affect our sales, if JAN101 or JAN123 is ultimately approved by the FDA.
JAN101 or JAN123 may infringe the intellectual property rights of others, which could increase our costs and delay or prevent our development and commercialization efforts.
Our success depends in part on avoiding infringement of the proprietary technologies of others. The pharmaceutical industry has been characterized by frequent litigation regarding patent and other intellectual property rights. Identification of third-party patent rights that may be relevant to our proprietary technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases, and the difficulty in assessing the meaning of patent claims. Additionally, because patent applications are maintained in secrecy until the application is published, we may be unaware of third-party patents that may be infringed by commercialization of JAN101, JAN123 or any subsequent product candidate. There may be certain issued patents and patent applications claiming subject matter that we may be required to license in order to research, develop, or commercialize any of our product candidates, and we do not know if such patents and patent applications would be available to license on commercially reasonable terms, or at all. Any claims of patent infringement asserted by third parties would be time-consuming and may: (i) result in costly litigation; (ii) divert the time and attention of our technical personnel and management; (iii) prevent us from commercializing a product candidate until the asserted patent expires or is held finally invalid or not infringed in a court of law; (iv) require us to cease or modify our use of the technology and/or develop non-infringing technology; or (v) require us to enter into royalty or licensing agreements.
Third parties may hold proprietary rights that could prevent JAN101 or JAN123 from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to any of our product candidates or our processes could subject us to potential liability for damages and require us to obtain a license to continue to manufacture or market JAN101, JAN123 or any subsequent product candidates. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. In addition, we cannot be sure that we could redesign JAN101, JAN123 or any subsequent product candidates or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing JAN101, JAN123 or a subsequent product candidate, which could harm our business, financial condition, and results of operations.
We expect that there are other companies, including major pharmaceutical companies, working in the areas competitive to JAN101 or JAN123 that either have resulted, or may result, in the filing of patent applications that may be deemed related to our activities. If we were to challenge the validity of these or any issued United States patent in court, we would need to overcome a statutory presumption of validity that attaches to every issued United States patent. This means that, in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims. If we were to challenge the validity of these or any issued United States patent in an administrative trial before the Patent Trial and Appeal Board in the PTO, we would have to prove that the claims are unpatentable by a preponderance of the evidence. There is no assurance that a jury and/or court would find in our favor on questions of infringement, validity, or enforceability. Even if we are successful, litigation could result in substantial costs and be a distraction to management.
GENERAL RISK FACTORS
The market price of our common stock has been, and may continue to be volatile and fluctuate significantly, which could result in substantial losses for investors and subject us to securities class action litigation.
The trading price for our common stock has been, and we expect it to continue to be, volatile. The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results, our financial situation, announcements of technological innovations or new products by us, our ability or inability to raise the additional capital we may need and the terms on which we raise it, and general market and economic conditions. Some of these factors are beyond our control. Broad market fluctuations may lower the market price of our common stock and affect the volume of trading in our stock, regardless of our financial condition, results of operations, business or prospects. Among the factors that may cause the market price of our common stock to fluctuate are the risks described in this “Risk Factors” section. In addition, the stock markets, in general, The Nasdaq Capital Market and the market for biopharmaceutical companies in particular, may experience a loss of investor confidence. Such loss of investor confidence may result in extreme price and volume fluctuations in our common stock that are unrelated or disproportionate to the operating performance of our business, financial condition or results of operations. These broad market and industry factors may materially harm the market price of our common stock and expose us to securities class action litigation. Such litigation, even if unsuccessful, could be costly to defend and divert management’s attention and resources, which could further materially harm our financial condition and results of operations.

ITEM 2. PROPERTIES
Our executive offices were located in Las Vegas, Nevada in a leased facility consisting of 11,000 square feet of office space. Effective August 2023, due to the winding down of operations of the Recycling Subsidiaries, we reduced the leased office space in the Las Vegas, Nevada facility to approximately 800 square feet.
ITEM 3. LEGAL PROCEEDINGS
The information in response to this item is included in Note 19, Commitments and Contingencies, to the Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K.
ITEM 4. MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Dividends
Our common stock trades under the symbol “JAN” on The Nasdaq Capital Market. As of April 8, 2024, there were approximately 50 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers. We have no record of the number of holders of our common stock who hold their shares in “street name” with various brokers.
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the fiscal year ended December 30, 2023, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Part II, Item 8 of this 10-K for the fiscal year ended December 30, 2023.
Note about Forward-Looking Statements
This Form 10-K includes statements that constitute “forward-looking statements.” These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “intends,” “plans,” “expects,” or “anticipates,” and do not reflect historical facts. Specific forward-looking statements contained in this portion of the Form 10-K include, but are not limited to: (i) statements relating to JAN 101, including statements relating to the commencement of Phase IIb clinical trials for the treatment of PAD and the results of those trials, (ii) statements that are based on current projections and expectations about the markets in which we operate, (iii) statements relating to the sale of our Recycling business, (iv) statements about current projections and expectations of general economic conditions, (v) statements about specific industry projections and expectations of economic activity, (vi) statements relating to our future operations and prospects, (vii) statements about future results and future performance, (viii) statements that the cash on hand, together with potential sources of cash through issuance of debt or equity, will provide the Company with sufficient liquidity for the next 12 months, and (ix) statements that the outcome of pending legal proceedings will not have a material adverse effect on business, financial position and results of operations, cash flow, or liquidity.
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
Our Company
We are focused on finding treatments for conditions that cause severe pain and bringing to market drugs with non-addictive pain-relieving properties. In addition, through our now-sold Recycling Subsidiaries (ARCA Recycling, ARCA Canada, and Connexx), we were engaged in the business of recycling major household appliances in North America by providing turnkey appliance recycling and replacement services for utilities and other sponsors of energy efficiency programs. Also, through our now-sold GeoTraq Inc. subsidiary, we were engaged in the development and design of wireless transceiver modules with technology that provides LBS directly from global Mobile IoT networks.
We operate three reportable segments:
•Biotechnology: Our biotechnology segment is focused on finding treatments for conditions that cause severe pain and bringing to market drugs with non-addictive pain-relieving properties.
•Recycling: On March 19, 2023, the Company entered into a Stock Purchase Agreement with VM7 Corporation under which the it agreed to acquire our recycling segment. The results for this segment for the years ended December 30, 2023 and December 31, 2022 are reported as discontinued operations below.
•Technology: We have suspended all operations for GeoTraq, and, on May 24, 2022, sold substantially all of the GeoTraq assets to an otherwise unrelated third party. The results for this segment for the years ended December 30, 2023 and December 31, 2022 are reported as discontinued operations below.

Reporting Period. We report on a 52-or 53-week fiscal year. Our 2023 fiscal year ended on December 30, 2023 (“fiscal 2023”). Our 2022 fiscal year ended on December 31, 2022 (“fiscal 2022”).
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
Results of Operations
The following table sets forth certain statement of operations items from continuing and discontinued operations and as a percentage of revenue, for the periods indicated (in $000’s):

	Fiscal Year Ended December 30, 2023	Fiscal Year Ended December 31, 2022
Statement of Operations Data:
Revenues	$—	$—
Cost of revenues	—	—
Gross profit	—	—
Selling, general and administrative expenses	4,746	3,149
Impairment charges	15,100	—
Operating loss	(19,846)	(3,149)
Interest income, net	2,250	468
Gain on litigation settlement	—	1,950
Unrealized loss on marketable securities	(926)	(631)
Gain on reversal of contingency loss	—	637
Other income, net	998	2,124
Net (loss) income before provision for income taxes	(17,524)	1,399
Income tax benefit	(429)	(6,621)
Net (loss) income from continuing operations	(17,095)	8,020
Income from discontinued operations	10,254	5,081
Income tax provision for discontinued operations	971	2,109
Net income from discontinued operations	9,283	2,972
Net (loss) income	$(7,812)	$10,992

The following tables set forth revenues for key product and service categories, percentages of total revenue and gross profits earned by key product and service categories and gross profit percent as compared to revenues for each key product category indicated (in $000’s):

	Fiscal Year Ended December 30, 2023		Fiscal Year Ended December 31, 2022
	Net Revenue	Percent of Total	Net Revenue	Percent of Total
Revenue
Revenue from discontinued operations	$3,795	100%	$39,611	100%
Biotechnology	—	—%	—	—%
Total revenue	$3,795	100%	$39,611	100%

	Fiscal Year Ended December 30, 2023		Fiscal Year Ended December 31, 2022
	Gross Profit	Gross Profit %	Gross Profit	Gross Profit %
Gross Profit
Gross profit from discontinued operations	$(197)	(5)%	$7,619	19%
Biotechnology	—	—%	—	—%
Total gross profit	$(197)	(5)%	$7,619	19%
Revenue
Revenue decreased by approximately $35.8 million for the fiscal year ended December 30, 2023, as compared to the year ended December 31, 2022. The decrease is due to the disposition of our recycling segment as of March 1, 2023.
Cost of Revenue
Cost of revenue decreased by approximately $28.0 million for the fiscal year ended December 30, 2023, as compared to the year ended December 31, 2022. The decrease is due to the disposition of our recycling segment as of March 1, 2023.
Selling, General and Administrative Expense
Selling, general and administrative expenses from continuing operations increased by approximately $1.6 million for the fiscal year ended December 30, 2023, as compared to the year ended December 31, 2022, primarily due to increased amortization costs relating to the Soin intangibles. Selling, general and administrative expenses from discontinued operations decreased by approximately $7.2 million. The decrease is due to the disposition of our recycling segment as of March 1, 2023.
Impairment Charges
Impairment charges recorded during the fiscal year ended December 30, 2023 were approximately $15.1 million. These charges relate to the full impairment of the VM7 and SPYR notes receivable of approximately $5.3 million and $9.8 million, respectively (See Note 8 of the Consolidated Financial Statements). No impairment charges were recorded during the fiscal year ended December 31, 2022.
Interest Income, net
Interest income, net, increased by approximately $1.8 million for the fiscal year ended December 30, 2023, as compared to the year ended December 31, 2022, primarily due to the accretion of discount in connection with the promissory notes with SPYR and VM7, as well as interest recorded on the note with SPYR.
Gain on Sale of the Recycling Subsidiaries
During the fiscal year ended December 30, 2023, we recorded a gain on the sale of the Recycling Subsidiaries of approximately $12.1 million from discontinued operations. See Note 4 of the Consolidated Financial Statements.

Gain on Sale of GeoTraq
During the fiscal year ended December 31, 2022, we recorded a gain on the sale of GeoTraq of approximately $9.4 million from discontinued operations. See Note 5 of the Consolidated Financial Statements.
Unrealized Loss on Marketable Securities
Unrealized loss on marketable securities for the fiscal year ended December 30, 2023 was approximately $926,000, as compared to a loss of approximately $631,000 for the fiscal year ended December 31, 2022. An unrealized gain or loss on marketable securities is recorded to mark to fair value securities received in connection to the sale of GeoTraq.
Gain (Loss) on Litigation Settlement, net
For the year ended December 31, 2022, we recorded a gain on litigation settlement from continuing operations of approximately $1.95 million due to the receipt of a payment from Sompo International Companies (“Sompo”) in exchange for a full release in favor of Sompo from liability for both the GeoTraq and SEC-related matters. We recorded a loss on litigation from discontinued operations of approximately $1.0 million due to an accrual of approximately $894,000 for the Skybridge settlement (see Note 19 of the Consolidated Financial Statements for further discussion of this matter), and an accrual of approximately $115,000 for adjudication of the Blackhawk matter.
Gain on Reversal of Contingency Loss
For the year ended December 31, 2022, we recorded a gain on reversal of contingency liabilities of approximately $637,000 relating to guarantees of ApplianceSmart leases that no longer exist as a result of ApplianceSmart's emergence from bankruptcy. See Note 19 of the Consolidated Financial Statements.
Other Income, net
Other income, net, from continuing operations was approximately $998,000 for the fiscal year ended December 30, 2023 as compared to income of approximately $2.1 million for the fiscal year ended December 31, 2022. Other expense, net, from discontinued operations was approximately $180,000 for the fiscal year ended December 30, 2023, as compared to expense of approximately $1.3 million for the fiscal year ended December 31, 2022.
Segment Reporting
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

	Fiscal Year Ended December 30, 2023			Fiscal Year Ended December 31, 2022
	Biotechnology	Discontinued Operations	Total	Biotechnology	Discontinued Operations	Total
Revenue	$—	$3,795	$3,795	$—	$39,611	$39,611
Cost of revenue	—	3,992	3,992	—	31,992	31,992
Gross profit	—	(197)	(197)	—	7,619	7,619
Selling, general and administrative expense	4,746	1,467	6,213	3,149	8,652	11,801
Impairment charges	15,100		15,100			—
Gain on sale of ARCA	—	(12,102)	(12,102)	—	—	—
Gain on sale of GeoTraq	—	—	—	—	(9,428)	(9,428)
Operating (loss) income	(19,846)	10,438	(9,408)	(3,149)	8,395	5,246
Biotechnology Segment
For the fiscal years ended December 30, 2023 and December 31, 2022, respectively, our Biotechnology segment incurred operating expenses of approximately $10.1 million and $3.1 million. The increase is primarily related to the $5.3 million full impairment of the VM7 note receivable from the Recycling Subsidiaries transaction, as well as increased amortization costs relating to the Soin intangibles.
Discontinued Operations
Discontinued operations consists of our Recycling segment, which was disposed of effective March 1, 2023, and our Technology segment, which was disposed of during May 2022. Operating income for the fiscal year ended December 30, 2023 increased by approximately $2.0 million, as compared to the fiscal year ended December 31, 2022. The increase in operating income is primarily due to the gain on sale of the Recycling Subsidiaries of approximately $12.1 million during fiscal 2023, partially offset by the gain on the sale of the GeoTraq intangible, in the amount of approximately $9.4 million during the year ended December 31, 2022, as well as reduced operating expenses for the year ended December 30, 2023 due to the sale of the Recycling Subsidiaries.
Liquidity and Capital Resources
Overview
The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.
As of December 30, 2023, our cash on hand was approximately $5,000. We intend to raise funds to support future development of JAN 123 either through capital raises or structured arrangements.
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
Cash Flows
During the fiscal year ended December 30, 2023, cash used in operations was approximately $855,000, compared to cash used in operations of approximately $557,000 during the fiscal year ended December 31, 2022. Cash provided by operating activities from discontinued operations during the fiscal year ended December 30, 2023 was approximately $2.3 million, as compared to cash used in operating activities of approximately $2.5 million for the fiscal year ended December 31, 2022. The changes in cash was primarily due to results of operations as discussed above.
Cash used in investing activities was approximately $156,000 and $1.5 million, respectively, for the fiscal years ended December 30, 2023 and December 31, 2022. Cash used in investing activities was all associated with discontinued operations and was related to purchases of property and equipment.
Cash provided by financing activities was approximately $777,000 for the fiscal year ended December 30, 2023. Cash used in financing activities from discontinued operations for the fiscal year ended December 30, 2023 was approximately $2.2 million and was primarily due to the repayment of debt obligations in the amount of approximately $7.3 million, partially offset by proceeds from the issuance of debt obligations of approximately $5.1 million. Cash used by financing activities was approximately $14,000 for the fiscal year ended December 31, 2022. Cash provided by financing activities from discontinued operations for fiscal year ended December 31, 2022 was approximately $4.0 million, and was primarily due to proceeds from the issuance of notes payable of approximately $17.5 million, partially offset by payments on notes payable of approximately $13.4 million, and payment on related party debt of approximately $162,000.
Sources of Liquidity
We acknowledge that we continue to face a challenging competitive environment as we continue to focus on our overall profitability, including managing expenses. We reported a net loss of approximately $7.7 million from continuing operations for the fiscal year ended December 30, 2023, and net income from continuing operations of approximately $8.0 million for the fiscal year ended December 31, 2022, for the reasons discussed above. Additionally, the Company has total current assets of approximately $350,000 and total current liabilities approximately of $5.6 million, resulting in a net negative working capital of approximately $5.2 million. Cash used in operations was approximately $855,000.

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
Future Sources of Cash; New Acquisitions, Products and Services
We will require additional debt financing and/or capital to finance new acquisitions, conduct our Phase IIb clinical trials, or consummate other strategic investments in our business. No assurance can be given any financing obtained may not further dilute or otherwise impair the ownership interest of our existing stockholders.
Off Balance Sheet Arrangements
At December 30, 2023, we had no off-balance sheet arrangements, commitments or guarantees that require additional disclosure or measurement.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of December 30, 2023, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of JanOne, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of JanOne, Inc. (the Company) as of December 30, 2023, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the year ended December 30, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2023, and the results of its operations and its cash flows for the year ended December 30, 2023, in conformity with accounting principles generally accepted in the United States of America. The year ended December 31, 2022 was audited by another auditor that issued an unqualified opinion on April 17, 2023.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate. We have determined that there were no critical audit matters.

/s/ Hudgens CPA, PLLC
www.hudgenscpas.com
We have served as the Company’s auditor since 2023.
Houston, Texas
April 8, 2024

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of
JanOne Inc.
Las Vegas, Nevada

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of JanOne Inc. (the "Company") as of December 31, 2022, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity (deficit) and cash flows for the year then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America ("US GAAP").
Substantial Doubt About the Company's Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has negative working capital, an accumulated deficit, a history of significant operating losses from continuing operations, and a history of negative operating cash flow. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Our audit procedures related to the Company's fair value estimate of the promissory note received included the following, among others:

•We read the asset purchase agreement to understand and evaluate the terms of the transaction.
•We obtained the Company's third-party expert valuation report to gain an understanding of the processes and key assumptions for estimating the fair value of the promissory note received.
•We utilized our valuation specialists to evaluate the adequacy and appropriateness of the methodologies and assumptions, including the discount rate used by the Company in developing the estimated fair value of the promissory note.
•We performed independent calculations to test the reasonableness and mathematical accuracy of the fair values concluded on by the Company.
•We evaluated the qualifications of the Company's third-party valuation expert based on credentials, reputation, and experience.
•We assessed the appropriateness of the disclosures in the consolidated financial statements.
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
Our audit procedures related to the Company's estimate of the fair value of the preferred Series S shares included the following, among others:

•We read the asset purchase agreement to understand and evaluate the terms of the transaction to determine that the acquisition met the requirements of an asset acquisition, including an understanding of the assets being acquired.
•We obtained the Company's third-party expert valuation report to gain an understanding of the processes and key assumptions for estimating the fair value of the Series S preferred shares issued.
•We utilized our valuation specialists to evaluate the adequacy and appropriateness of the methodologies and assumptions, including the reasonableness of discount rates and volatility estimates used by the Company in developing the estimated fair value of the preferred Series S shares.
•We assessed management's estimates of the projection risk associated with the probability and timing of achieving FDA approval and revenue forecasts.
•We tested the mathematical accuracy of the model used to determine the fair value concluded on by the Company.
•We evaluated the qualifications of the Company's third-party valuation expert based on credentials, reputation, and experience.

•We assessed the appropriateness of the disclosures in the consolidated financial statements.

We served as the Company's auditor in 2023.
/s/ Frazier & Deeter, LLC
Tampa, Florida
April 17, 2023

JANONE INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$5	$61
Trade and other receivables, net	266	106
Prepaid expenses and other current assets	75	394
Current assets from discontinued operations	—	8,612
Total current assets	346	9,173
Intangible assets-Soin, net	17,842	19,293
Other intangible assets, net	4	4
Note receivable - SPYR, net	—	8,974
Marketable securities	286	315
Deposits and other assets	9	18
Other assets from discontinued operations	—	8,979
Total assets	$18,487	$46,756
Liabilities, Mezzanine Equity, and Stockholders' Equity (Deficit)
Liabilities:
Accounts payable	$2,272	$2,276
Accrued liabilities - other	3,633	1,006
Short term debt	—	274
Current liabilities from discontinued operations	—	20,382
Total current liabilities	5,905	23,938
Deferred income taxes, net	639	195
Related party note	707	—
Other noncurrent liabilities	34	46
Noncurrent liabilities from discontinued operations	—	5,760
Total liabilities	7,285	29,939
Commitments and Contingencies (Note 19)
Mezzanine equity
Convertible preferred stock, series S - par value $0.001 per share 200,000 authorized, 100,000 and 100,000 shares issued and outstanding at December 30, 2023 and December 31, 2022, respectively	14,510	14,510
Stockholders' equity:
Convertible preferred stock, series A-1 - par value $0.001 per share 2,000,000 authorized, 193,730 and 222,588 shares issued and outstanding at December 30, 2023 and December 31, 2022, respectively	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 4,957,647 and 2,827,410 shares issued and outstanding at December 30, 2023 and at December 31, 2022, respectively	3	2
Additional paid in capital	47,323	45,748
Accumulated deficit	(50,634)	(42,822)
Accumulated other comprehensive loss	—	(621)
Total stockholders' equity	(3,308)	2,307
Total liabilities, mezzanine equity, and stockholders' equity	$18,487	$46,756
The accompanying notes are an integral part of these consolidated financial statements.

JANONE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands, except per share amounts)

	Fiscal Years Ended
	December 30, 2023	December 31, 2022
Revenues	$—	$—
Cost of revenues	—	—
Gross profit	—	—
Operating expenses:
Selling, general and administrative expenses	4,746	3,149
Impairment charges	15,100	—
Total operating expenses	19,846	3,149
Operating loss	(19,846)	(3,149)
Other income:
Interest income, net	2,250	468
Gain on litigation settlement	—	1,950
Gain on reversal of contingent liabilities	—	637
Unrealized loss on marketable securities	(926)	(631)
Other income, net	998	2,124
Total other income, net	2,322	4,548
(Loss) income before benefit from income taxes	(17,524)	1,399
Income tax benefit	(429)	(6,621)
Net (loss) income from continuing operations	(17,095)	8,020
Income from discontinued operations	10,254	5,081
Income tax provision for discontinued operations	971	2,109
Net income from discontinued operations	9,283	2,972
Net (loss) income	$(7,812)	$10,992
Income (loss) per share:
Net (loss) income per share from continuing operations, basic and diluted	$(4.27)	$2.55
Net income per share from discontinued operations, basic	$2.32	$0.94
Net income per share from discontinued operations, diluted	$2.09	$0.94
Net (loss) income per share, basic and diluted	$(1.95)	$3.49
Weighted average common shares outstanding:
Basic	4,005,334	3,150,230
Diluted	4,444,361	3,150,230
Net income	$(7,812)	$10,992
Effect of foreign currency translation adjustments	—	(4)
Total other comprehensive loss, net of tax	—	(4)
Comprehensive (loss) income	$(7,812)	$10,988
The accompanying notes are an integral part of these consolidated financial statements.

JANONE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(Dollars in thousands)

	Series A Preferred		Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Deficit	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2022	238,729	$—	2,827,410	$2	$45,743	$(53,804)	$(617)	$(8,676)
Other comprehensive loss	—	—	—	—	—	(10)	(4)	(14)
Share based compensation	—	—	—	—	5	—	—	5
Series A-1 preferred converted	(16,141)	—	322,820					—
Net income	—	—	—	—	—	10,992	—	10,992
Balance, December 31, 2022	222,588	—	3,150,230	2	45,748	(42,822)	(621)	2,307
Other comprehensive income	—	—	—	—	—	—	621	621
Common stock issued for equity financing	—	—	779,000	1	792	—	—	793
Share based compensation	—	—	—	—	14	—	—	14
Series A-1 preferred converted for legal settlement	(27,353)	—	547,069	—	510	—	—	510
Series A-1 preferred forfeited	(1,505)	—	—	—	—	—	—	—
Warrants exercised	—	—	481,348	—	259	—		259
Net loss	—	—	—	—		(7,812)	—	(7,812)
Balance, December 30, 2023	193,730	$—	4,957,647	$3	$47,323	$(50,634)	$—	$(3,308)
The accompanying notes are an integral part of these consolidated financial statements.

JANONE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Years Ended
	December 30, 2023	December 31, 2022
OPERATING ACTIVITIES:
Net (loss) income from continuing operations	$(17,095)	$8,020
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,452	2
Accretion of note receivable discount	(1,223)	(387)
Stock based compensation expense	14	5
Bad debt expense	617	—
Gain on reversal of contingent liabilities	—	(637)
Write off of VM7 note receivable	5,320	—
Write off of SPYR note receivable	9,780	—
Unrealized loss on marketable securities	926	631
Change in deferred income taxes	444	(4,588)
Changes in assets and liabilities:
Accounts receivable	(367)	(5,184)
Prepaid expenses and other current assets	320	70
Other assets	8	1,328
Accounts payable and accrued expenses	(1,052)	184
Operating cash flows provided by (used in) discontinued operations	2,319	(2,501)
Net cash provided by (used in) operating activities	1,463	(3,057)
INVESTING ACTIVITIES:
Investing cash flows used in discontinued operations	(155)	(1,509)
Net cash used in investing activities	(155)	(1,509)
FINANCING ACTIVITIES:
Proceeds from equity financings, net	792	—
Warrants exercised	259	—
Payments on short term notes payable	(274)	(14)
Financing cash flows (used in) provided by discontinued operations	(2,212)	3,993
Net cash (used in) provided by financing activities	(1,435)	3,979
Effect of changes in exchange rate on cash and cash equivalents	17	(4)
DECREASE IN CASH AND CASH EQUIVALENTS	(110)	(591)
CASH AND CASH EQUIVALENTS, beginning of period	115	705
LESS CASH OF DISCONTINUED OPERATIONS, end of period	—	$(53)
CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS, end of period	$5	$61

	Fiscal Years Ended
	December 30, 2023	December 31, 2022
Supplemental cash flow disclosures:
Noncash recognition of new leases	$—	$4,000
Interest paid	$133	$407
Income taxes paid, net	$—	$108
The accompanying notes are an integral part of these consolidated financial statements.

JANONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Background and Basis of Presentation
The accompanying consolidated financial statements include the accounts of JanOne Inc., a Nevada corporation, and its subsidiaries (collectively, the “Company” or “JanOne”).
The Company had three operating segments – Biotechnology, Recycling, and Technology. In connection with the sale of GeoTraq, Inc. (“GeoTraq”) (see Note 5) and the sale of the Recycling segment consisting of the following Recycling Subsidiaries: (a) ARCA Recycling, Inc., a California corporation, (b) ARCA Canada, a corporation organized under the laws of Ontario, Canada, and (c) Customer Connexx LLC, a Nevada limited liability company (see Note 4), the accounts for the Recycling and Technology segments have been consolidated and presented as discontinued operations in the accompanying consolidated financial statements. See Note 6.
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
Recycling
The Recycling Subsidiaries constituted the Company’s Recycling segment and provided turnkey recycling services for electric utility energy efficiency programs in the United States. ARCA Recycling and ARCA Canada recycle major household appliances in North America by providing turnkey appliance recycling and replacement services for utilities and other sponsors of energy efficiency programs. Connexx provided call center services for ARCA Recycling and ARCA Canada. On March 9, 2023, retroactive to March 1, 2023, the Company entered into a Stock Purchase Agreement (the “Recycling Purchase Agreement” with VM7 Corporation (“VM7”), under which it agreed to acquire all of the outstanding equity interests of the Recycling Subsidiaries. The principal of VM7 is Virland A. Johnson, our Chief Financial Officer. The sale of all of the outstanding equity interests of the Recycling Subsidiaries to VM7 under the Recycling Purchase Agreement was consummated simultaneously with the execution of the Recycling Purchase Agreement. See Note 4. The Company’s Board of Directors unanimously approved the Recycling Purchase Agreement and the Disposition Transaction. In connection with the disposition of the Recycling Subsidiaries, accounts for the Recycling segment have been presented as discontinued operations in the accompanying consolidated financial statements. See Note 6.
Technology
GeoTraq Inc. (“GeoTraq”) was the Company’s Technology segment. On May 24, 2022, the Company entered into an Asset Purchase Agreement with SPYR Technologies Inc., pursuant to which the Company sold to SPYR substantially all the assets and none of the liabilities of its wholly-owned subsidiary GeoTraq Inc. The aggregate purchase price for the GeoTraq Assets was $13.5 million, payable in cash and shares of SPYR’s common stock. As of the closing of the transaction on May 24, 2022, SPYR issued to the Company 30,000,000 shares of its common stock at $0.03 per share, and delivered a five-year Promissory Note in the principal amount of $12.6 million. The Promissory Note bears simple interest at the rate of 8% per annum, provides quarterly interest payments due the first day of each calendar quarter, and may be prepaid at any time without penalty. Quarterly interest payments may be made in cash or in SPYR’s restricted common stock. The Promissory Note matures on May 23, 2027. The accounts for the Technology segment have been presented as discontinued operations in the accompanying consolidated financial statements. See Note 6.
The Company reports on a 52- or 53-week fiscal year. The Company's 2023 fiscal year (“2023”) ended on December 30, 2023, and our fiscal year (“2022”) ended on December 31, 2022.

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
The Company currently faces a challenging competitive environment and is focused on improving its overall profitability, which includes managing expenses. The Company reported a net loss from continuing operations of approximately $17.1 million for the year ended December 30, 2023, and net income from continuing operations of approximately $8.0 million for the fiscal year ended December 31, 2022. Additionally, as of December 30, 2023, the Company has total current assets of approximately $346,000 and total current liabilities of approximately $5.9 million resulting in a net negative working capital of approximately $5.2 million. Cash used in continuing operations was approximately $855,000.
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
Financial Statement Reclassification
Certain account balances from prior periods have been reclassified in these consolidated financial statements to conform to current period classifications. The prior year amounts have also been modified in these financial statements to properly present amounts under continuing and discontinued operations. See Note 6.
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
Financial Instruments
Financial instruments consist primarily of cash equivalents, trade and other receivables, notes receivables, and obligations under accounts payable, accrued expenses and notes payable. The carrying amounts of cash equivalents, trade receivables and other receivables, accounts payable, accrued expenses and short-term notes payable approximate fair value because of the short maturity of these instruments. The fair value of the long-term debt is calculated based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements, unless quoted market prices were available (Level 2 inputs). The carrying amounts of long-term debt at December 30, 2023 and December 31, 2022 approximate fair value.

JANONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase. Fair value of cash equivalents approximates carrying value.
Trade and Other Receivables and Allowance for Doubtful Accounts
The Company carries unsecured trade receivables at the original invoice amount less an estimate made for doubtful accounts based on a monthly review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. The Company writes off trade receivables when it deems them to be uncollectible. The Company records recoveries of trade receivables previously written off when we receive them. The Company considers a trade receivable to be past due if any portion of the receivable balance is outstanding for more than ninety days. The Company does not charge interest on past due receivables. The Company had no allowance for doubtful accounts for the years ended December 30, 2023 and December 31, 2022.
The following table details the Company's trade and other receivables as of December 30, 2023 and December 31, 2022 (in $000’s):

	December 30, 2023	December 31, 2022
Other receivables	$266	$106
Trade and other receivables, net	$266	$106
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
Under ASC 360, long-lived assets are tested for recoverability whenever events or changes in circumstances (‘triggering event’) indicate that the carrying amount may not be recoverable. In making this determination, triggering events that were considered included:
•A significant decrease in the market price of a long-lived asset (asset group);
•A significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition;
•A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator;
•An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group);
•A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group); and,
•A current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The term more likely than not refers to a level of likelihood that is more than 50 percent.
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

JANONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Recycling Revenue
On March 9, 2023, retroactive to March 1, 2023, the Company entered into the Recycling Purchase Agreement with VM7, under which VM7 agreed to acquire all of the outstanding equity interests of the Recycling Subsidiaries. As discussed previously, the accounts for the Recycling segment have been presented as discontinued operations in the accompanying consolidated financial statements..
Technology Revenue
The Company generates no revenue from its Technology segment. GeoTraq was the Company’s Technology segment. The Company suspended all operations for GeoTraq during the year ended December 31, 2022. On May 24, 2022, the Company sold substantially all of the GeoTraq assets . GeoTraq is being presented as a discontinued operation. See Note 5. As discussed previously, the accounts for the Technology segment have been presented as discontinued operations in the accompanying consolidated financial statements.
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

JANONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Segment Reporting
ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a Company’s management organizes segments within the Company for making operating decisions and assessing performance. The Company determined it had three reportable segments, however the Recycling and Technology segments have been consolidated and presented as discontinued operations. See Note 21.
Concentration of Credit Risk
The Company maintains cash balances at a bank in Nevada. The account is insured by the Federal Deposit Insurance Corporation up to $250,000. At times, balances may exceed federally insured limits.
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 requires, among other updates, enhanced disclosures about significant segment expenses that are regularly provided to the CODM, as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective adoption. Early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 requires enhanced annual disclosures regarding the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and may be adopted on a prospective or retrospective basis. Early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
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

JANONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In anticipation of the closing of the merger, the Company formed a merger subsidiary known as STI Merger Sub, Inc., a Delaware corporation (our “Merger Sub”), and designated a series of 200,000 shares of its preferred stock, stated value of $300.00 per share (the “Series S Convertible Preferred Stock” or the “Series S Stock”). See Note 15. The acquisition was memorialized by an Agreement and Plan of Merger, dated as of December 28, 2022 (the “Merger Agreement”), by and among STLLC, Amol Soin, M.D., the sole stockholder of STLLC (“Dr. Soin”), the Company's Merger Sub, and us.
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
The fair value of the Series S Stock issued in connection with the merger, as valued by a third-party, independent, valuation firm was approximately $14.5 million. The assets acquired by the Company consist of 1) three pending patents related to the methods of using low-dose Naltrexone to treat chronic pain, 2) final formula for Naltrexone, and 3) orphan drug designation as approved by the FDA. The Company reviewed the assets acquired and determined that no in-process research and development costs were acquired as part of the transaction, and, thus, all assets acquired represent intellectual property and should be capitalized. Consequently, the Company has recorded the assets as intangible assets on its consolidated balance sheets. In addition, the Company recognized a deferred tax liability of $4.8 million. The total value of the intangible assets purchased is $19.3 million. The Company will amortize the intangible assets ratably over a 10-year period. See Note 9. Because of certain conversion features of the Series S Stock that place redemption of these shares outside the control of the Company, the Series S Stock will be presented as mezzanine equity on the Company's consolidated balance sheets. As of December 30, 2023, the Soin intangible had a carrying value of approximately $17.8 million.

JANONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4: Sale of Recycling Subsidiaries
On March 9, 2023, the Company entered into a Stock Purchase Agreement (the “Recycling Purchase Agreement”) with VM7 Corporation, a Delaware corporation (“VM7”), under which it agreed to acquire all of the outstanding equity interests of the Recycling Subsidiaries: (a) ARCA Recycling, (b) ARCA Canada, and (c) Connexx. The principal of VM7 is Virland A. Johnson, our Chief Financial Officer. The sale of all of the outstanding equity interests of the Recycling Subsidiaries to VM7 under the Recycling Purchase Agreement was consummated simultaneously with the execution of the Recycling Purchase Agreement. The Company’s Board of Directors unanimously approved the Recycling Purchase Agreement and the Disposition Transaction. The Recycling Purchase Agreement is retroactively effective as of March 1, 2023.
The economic aspects of the Disposition Transaction are: (i) the Company reduced the liabilities on its consolidated balance sheets by approximately $17.6 million, and includes those liabilities related to the California Business Fee and Tax Division; (ii) the Company will receive not less than $24.0 million in aggregate monthly payments from VM7, which payments are subject to potential increase due to the Recycling Subsidiaries’ future performance; and (iii) during the next five years, the Company may request that VM7 prepay aggregate monthly payments in the aggregate amount of $1 million. The Company also received one thousand dollars for the equity of each of the Recycling Subsidiaries at the closing. Each monthly payment is to be the greater of (a) $140,000 (or $100,000 for each January and February during the 15-year payment period) or (b) a monthly percentage-based payment, which is an amount calculated as follows: (i) 5% of the Recycling Subsidiaries’ aggregate gross revenues up to $2,000,000 for the relevant month, plus (ii) 4% of the Recycling Subsidiaries’ aggregate gross revenues between $2,000,000 and $3,000,000 for the relevant month, plus (iii) 3% of the Recycling Subsidiaries aggregate gross revenues over $3,000,000 for the relevant month. VM7 will receive credit toward the payment of the first monthly payment (March of 2023) for any payments, distributions, or cash dividends paid by any of the Recycling Subsidiaries to the Company on or after March 9, 2023. Additionally, upon settlement of the continuing dispute between ARCA Recycling and the California Business Fee and Tax Division (as to which settlement, there can be no assurance), ARCA Recycling will pay to the Company 50% of the amount of the reduction between the current assessment and any such settlement.
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
During the fourth quarter of fiscal 2023, VM7 determined that, after expending significant amounts of time and resources, it was unable to obtain sufficient equity or debt financing to continue the operations of the Recycling Subsidiaries. Accordingly, the Company was advised that the operations of the Recycling Subsidiaries were wound down and, ultimately, ceased. Because the Company did not receive all of the economic benefits of the Disposition Transaction and understand that it will not receive any future benefits of the Disposition Transaction, the Company determined to fully impair the $5.3 million carrying value of the Disposition Transaction on our balance sheet. The Company also determined not to exercise any of its remedies under the Recycling Purchase Agreement so that the Company could maintain its focus on its clinical-stage biopharmaceutical activities. In connection with the shutdown of the Recycling Subsidiaries, because the Company is a guarantor on the Gulf Coast Bank and Trust credit facility (see Note 6), the Company recorded a liability for approximately $1.7 million for estimated liability associated with this facility, which has been offset against the gain on the sale the Recycling Subsidiaries. Further, the Company has recorded additional liabilities, in the amount of approximately $2.0 million, that were originally associated with the sale of the Recycling Subsidiaries and have reverted to the Company, which has been offset against the gain on the sale the Recycling Subsidiaries. See Note 18.
The preliminary calculation of the gain on sale was approximately $15.8 million. The following table details the final calculation of the gain on sale of the Recycling Subsidiaries, as shown on the income statement (in $000’s):

JANONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total minimum consideration	$6,023
Payment from buyer	3
Net consideration	$6,026
Accounts payable	5,323
Accrued liabilities	1,857
Accrued liabilities - California state sales tax	6,320
Lease liabilities	5,285
Debt	2,139
Accumulated other comprehensive loss	(604)
Total disposal of liabilities	20,320
Total consideration	26,346
Cash	145
Accounts receivable	4,884
Inventory	67
Property, plant and equipment	2,767
Intangible assets	732
Right-of-use assets	5,075
Other assets	574
Total disposal of assets	14,244
Total gain on sale	$12,102
Note 5: GeoTraq
Sale of GeoTraq
On May 24, 2022, the Company entered into an Asset Purchase Agreement with SPYR Technologies Inc., pursuant to which the Company sold to SPYR substantially all the assets and none of the liabilities of its wholly-owned subsidiary GeoTraq Inc. The aggregate purchase price for the GeoTraq Assets was $13.5 million, payable in cash and shares of SPYR’s common stock. As of the closing of the transaction on May 24, 2022, SPYR issued to the Company 30,000,000 shares of its common stock at $0.03 per share, and delivered a five-year Promissory Note in the principal amount of $12.6 million. The Promissory Note bears simple interest at the rate of 8% per annum, provides quarterly interest payments due the first day of each calendar quarter, and may be prepaid at any time without penalty. Quarterly interest payments may be remitted in either restricted shares of common stock or restricted shares of Series G Convertible Preferred Stock of SPYR, or in cash. The Promissory Note matures on May 24, 2027.
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
As of December 31, 2022, based on declining financial trends at SPYR, the Company reviewed the original valuation of the Promissory Note to determine whether a revision of the estimate of the original 10.5% used to discount the note should occur to account for the additional risk the note would not be repaid. In connection with this review, the Company determined that the discount rate should be revised to 14.5%. Consequently, the Company took an additional $1.85 million charge against income for the 13 and 26 weeks ended July 2, 2022, and restated its Quarterly Reports on Form 10-Q for the 13 and 26 weeks ended July 2, 2022, and the 13 and 39 weeks ended October 1, 2022. Additionally, due to the declining financial trends at SPYR, the Company recorded an additional $813,000 charge against income for the year ended

JANONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022. No additional charges against income have been recorded by the Company for the year ended December 30, 2023.
The following table illustrates the calculation of the gain on sale of GeoTraq, including the charges to income referenced above, as shown on the income statement (in $000’s):

Purchase price	$13,500
Discount on note receivable	(4,013)
Premium on shares received	46
Derecognition of GeoTraq inventory	(105)
Gain on sale	$9,428
At December 30, 2023, the Company performed a qualitative analysis of the SPYR note receivable and concluded that, due to a number of triggering factors, it was probable that SPYR would be unable to fulfill its obligation to repay the principal amount under the promissory note on or before the maturity date. Consequently, as of December 30, 2023, the Company recorded a charge to fully impair the promissory note (see Note 8).
Note 6: Discontinued Operations
As of December 30, 2023, the Company discontinued operations of its Recycling and Technology segments as follows:
On March 9, 2023, the Company executed a Recycling Purchase Agreement with VM7, under which, as of March 1, 2023, it agreed to acquire all of the outstanding equity interests of the Recycling Subsidiaries, consisting of (a) ARCA Recycling, (b) ARCA Canada, and (c) Connexx. The principal of VM7 is Virland A. Johnson, our Chief Financial Officer. The sale of all of the outstanding equity interests of the Recycling Subsidiaries to VM7 under the Recycling Purchase Agreement was consummated simultaneously with the execution of the Recycling Purchase Agreement. See Note 4. The assets and liabilities for the Recycling Subsidiaries were included in discontinued operations December 31, 2022, but were not included at December 30, 2023.
On May 24, 2022, the Company entered into an Asset Purchase Agreement with SPYR Technologies Inc., pursuant to which the Company sold to SPYR substantially all the assets and none of the liabilities of its wholly-owned subsidiary GeoTraq Inc. No GeoTraq assets or liabilities were included in discontinued operations at December 30, 2023 or December 31, 2022.
In accordance with the provisions of ASC 205-20, the Company has separately reported the assets and liabilities of the discontinued operations in the consolidated balance sheets. The assets and liabilities have been reflected as discontinued operations in the consolidated balance sheets as of December 31, 2022, and consist of the following (in $000’s):

JANONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022
Assets from discontinued operations
Cash and cash equivalents	$53
Trade and other receivables, net	7,816
Inventories	366
Prepaid expenses and other current assets	377
Total current assets from discontinued operations	8,612
Property and equipment, net [1]	2,705
Right of use asset - operating leases	5,290
Intangible assets, net [2]	735
Deposits and other assets	249
Total other assets from discontinued operations	8,979
Total assets from discontinued operations	$17,591
Liabilities from discontinued operations
Accounts payable	$4,423
Accrued liabilities - other [3]	3,278
Accrued liability - California sales taxes [4]	6,264
Lease obligation short-term - operating leases	1,631
Short-term debt [5]	4,172
Current portion of note payable	381
Related party note	233
Total current liabilities from discontinued operations	20,382
Lease obligation long-term - operating leases	3,816
Notes payable - long-term portion [6]	1,339
Long-term portion related party note payable [7]	605
Total noncurrent liabilities from discontinued operations	5,760
Total liabilities from discontinued operations	$26,142

JANONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1 The Company’s property and equipment consisted of the following (in $000’s):

	Useful Life (Years)	December 31, 2022
Buildings and improvements	3 - 30	$69
Equipment	3 - 15	2,556
Projects under construction		1,447
Property and equipment		4,072
Less accumulated depreciation		(1,367)
Total property and equipment, net, from discontinued operations		$2,705
Depreciation expense was approximately $60,000 and $326,000 for the year ended December 30, 2023 and December 31, 2022, respectively.
2 The Company’s intangible assets consisted of the following (in $000’s):

December 31, 2022
Patent and domains	$19
Computer software	1,682
Intangible assets	1,701
Less accumulated amortization	(966)
Total intangible assets	$735
Amortization expense was approximately $36,000 and $229,000 for the year ended December 30, 2023 and December 31, 2022, respectively.
3 The Company’s accrued liabilities consisted of the following (in $000’s):

December 31, 2022
Compensation and benefits	$685
Contract liability	290
Accrued incentive and rebate checks	2,037
Accrued taxes	219
Other	47
Total accrued expenses	$3,278
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

JANONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
4 The Company’s accrual relating to the California sales tax assessment consisted of the following (in $000’s):

December 31, 2022
Accrued liability - CA sales tax assessment	$4,132
Accrued liability - interest on CA sales tax assessment	2,132
Total	$6,264
5 The Company’s short-term debt consisted of the following (in $000’s):

December 31, 2022
Gulf Coast Bank and Trust Company	$4,206
Gulf Coast Bank and Trust Company loan origination fees	$(34)
Total	$4,172
6 The Company’s long-term debt consisted of the following (in $000’s):

December 31, 2022
KLC Financial	$1,781
KLC Financial loan origination fees	(61)
Total	1,720
Less current portion	(381)
Total	$1,339
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
The obligations of ARCA Recycling under the ICG Note are guaranteed by the Company. The foregoing transaction did not include the issuance of any shares of the Company’s common stock, warrants, or other derivative securities. As of January 1, 2022, the balance due on ICG Note was $1.0 million. Beginning in April 2022, the revolving credit facility was converted to a term note that amortized ratably through its maturity date of March 2026. The principal amount of the note was $1.0 million, and was to bear interest at 8.75% per annum. Monthly payments on the ICG Note were approximately $24,767.
7 The Company’s related party debt consisted of the following (in $000’s):

JANONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022
Isaac Capital Group LLC	$838
Total	838
Less current portion	(233)
Total	$605
In accordance with the provisions of ASC 205-20, the Company has not included in the results of continuing operations the results of operations of the discontinued operations in the consolidated statements of operations and comprehensive income (loss). The results of operations for these entities for the year ended December 30, 2023 and December 31, 2022, respectively, have been reflected as discontinued operations in the consolidated statements of operations and comprehensive income (loss) and consist of the following (in $000’s):

	December 30, 2023	December 31, 2022
Revenues	$3,795	$39,611
Cost of revenues	3,992	31,992
Gross profit	(197)	7,619
Operating expenses from discontinued operations:
Selling, general and administrative expenses	1,467	8,652
Gain on sale of ARCA	(12,102)	—
Gain on sale of GeoTraq	—	(9,428)
Total operating expenses from discontinued operations	(10,635)	(776)
Operating income from discontinued operations	10,438	8,395
Other expense from discontinued operations
Interest expense, net	(181)	(957)
Loss on litigation settlement	—	(1,008)
Other expense, net	(3)	(1,349)
Total other expense, net	(184)	(3,314)
Income before provision for income taxes from discontinued operations	10,254	5,081
Income tax provision	971	2,109
Net income from discontinued operations	$9,283	$2,972
In accordance with the provisions of ASC 205-20, the Company has separately reported the cash flow activity of the discontinued operations in the consolidated statements of cash flows. The cash flow activity from discontinued operations for the year ended December 30, 2023 and December 31, 2022 have been reflected as discontinued operations in the consolidated statements of cash flows and consist of the following (in $000’s):

JANONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 30, 2023	December 31, 2022
DISCONTINUED OPERATING ACTIVITIES:
Net income from discontinued operations	9,283	2,972
Depreciation and amortization	96	555
Amortization of debt issuance costs	11	31
Loss on litigation settlement	—	1,009
Amortization of right-of-use assets	52	55
Gain on sale of ARCA, net of cash	(12,248)	—
Gain on sale of GeoTraq	—	(9,428)
Changes in assets and liabilities:
Accounts receivable	2,932	1,482
Inventories	299	738
Prepaid expenses and other current assets	56	583
Accounts payable and accrued expenses	1,837	(454)
Other assets	1	(44)
Net cash provided by (used in) operating activities from discontinued operations	$2,319	$(2,501)
DISCONTINUED INVESTING ACTIVITIES:
Purchases of property and equipment	(123)	(808)
Purchase of intangible assets	(32)	(701)
Net cash used in investing activities from discontinued operations	$(155)	$(1,509)
DISCONTINUED FINANCING ACTIVITIES:
Proceeds from note payable	5,162	17,545
Payments on related party note	(38)	(162)
Payments on notes payable	(7,336)	(13,390)
Net cash used in (provided by) financing activities from discontinued operations	$(2,212)	$3,993
Effect of changes in exchange rate on cash and cash equivalents	(5)	(4)
DECREASE IN CASH AND CASH EQUIVALENTS	(53)	(21)
CASH AND CASH EQUIVALENTS, beginning of period	53	74
CASH AND CASH EQUIVALENTS, end of period	$—	$53

Note 7: Prepaids and other current assets
Prepaids and other current assets consist of the following (in $000’s):

	December 30, 2023	December 31, 2022
Prepaid insurance	$3	$364
Prepaid other	72	30
Total prepaids and other current assets	$75	$394
Note 8: Notes receivable
SPYR Note
On May 24, 2022, the Company entered into an Asset Purchase Agreement with SPYR Technologies Inc. (“SPYR”), pursuant to which the Company sold to SPYR substantially all of the assets and none of the specified liabilities of GeoTraq, as discussed in Note 5. In connection with the Purchase Agreement, SPYR delivered to the Company a five-year

JANONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Promissory Note in the initial principal amount of $12.6 million. The Promissory Note bears simple interest at the rate of 8.0% per annum, provides quarterly interest payments due on the first day of each calendar quarter, and may be prepaid at any time without penalty. Interest payments may be remitted in either restricted shares of common stock or restricted shares of Series G Convertible Preferred Stock of SPYR, or in cash. The Promissory Note matures on May 24, 2027. The Company has received restricted shares of Series G Convertible Preferred Stock of SPYR equivalent to approximately 922,442,000 shares of its common stock during the year ended December 30, 2023, and 30,000,000 shares of SPYR's common stock during the year ended December 31, 2022. As of December 30, 2023, the Company has accrued receivables of approximately $254,000 in interest income related to the Promissory Note.
In connection with the asset sale, the Company engaged a third-party valuation firm to assess the fair value of the consideration received. Based on the valuation, the Promissory Note (“Note”) was valued at approximately $11.3 million. The amount of the discount, or approximately $1.3 million, has been recorded as an offset to the principal amount of the Note, and will be accreted ratably to interest income over the term of the Note. At December 31, 2022, the Company reviewed the original valuation of the Promissory Note to determine if the original 10.5% used to discount the Note was appropriate. In connection with this review, the Company determined that the discount rate should be revised to 14.5%. Consequently, the Company took a $1.85 million charge against income, and restated the 13 and 26 weeks ended July 2, 2022, as discussed previously. Further, the Company recorded an additional $813,000 charge against income for the year ended December 31, 2022 due to SPYR's declining financial trends.
At December 30, 2023, the Company performed a qualitative analysis of the SPYR note receivable and concluded that, due to a number of triggering factors, it was probable that SPYR would be unable to fulfill its obligation to repay the principal amount under the promissory note on or before the maturity date. Consequently, the Company recorded an impairment charge of approximately $9.8 million for the fiscal year ended December 30, 2023.
During the fiscal years ended December 30, 2023 and December 31, 2022, approximately $806,000 and $387,000, respectively, of the discount was recorded as interest income. As of December 30, 2023 and December 31, 2022, the net principal balance on the Note was approximately $0 and $9.0 million, respectively.
VM7 Note
On March 9, 2023, the Company entered into a Stock Purchase Agreement (the “Recycling Purchase Agreement”) with VM7 Corporation, a Delaware corporation (“VM7”), under which it agreed to acquire all of the outstanding equity interests of the Recycling Subsidiaries, consisting of: (a) ARCA Recycling, (b) ARCA Canada, and (c) Connexx. The principal of VM7 is Virland A. Johnson, our Chief Financial Officer. The sale of all of the outstanding equity interests of the Recycling Subsidiaries to VM7 under the Recycling Purchase Agreement was consummated simultaneously with the execution of the Recycling Purchase Agreement. The Company’s Board of Directors unanimously approved the Recycling Purchase Agreement and the Disposition Transaction. The Recycling Purchase Agreement is retroactive to March 1, 2023. See Note 4.
The minimum consideration to be received by the Company from the Disposition Transaction, as discussed above, is $1.6 million per year for 15 years, or $24.0 million in the aggregate, plus cash of $3,000 paid at close. In connection with the Disposition Transaction, the Company used a discount rate of 20.0% when it valued the aggregate minimum consideration. Management determined that discount rate appropriately addresses any risk that the minimum payments would not be received. The valuation, factoring in that discount rate, yielded a present value of approximately $6.0 million, which, in addition to the $3,000 paid at close, comprises the approximately 6.0 million of net consideration. The amount of the revised discount amount, or approximately $18.0 million, was recorded as an offset to the principal amount of the Note, and will be accreted ratably to interest income over the term of the Note. During the year ended December 30, 2023, approximately $720,000 of the discount was recorded as interest income.
During the fourth quarter of fiscal 2023, VM7 determined that, after expending significant amounts of time and resources, it was unable to obtain sufficient equity or debt financing to continue the operations of the Recycling Subsidiaries. Accordingly, the Company was advised that the operations of the Recycling Subsidiaries were wound down and, ultimately, ceased. Because the Company did not receive all of the economic benefits of the Disposition Transaction and understand that it will not receive any future benefits of the Disposition Transaction, the Company determined to fully impair the $5.3 million carrying value of the Disposition Transaction on our balance sheet. The Company also determined not to exercise any of its remedies under the Recycling Purchase Agreement so that the Company could maintain its focus on its clinical-stage biopharmaceutical activities.

JANONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9: Intangible assets
Intangible assets as of consist of the following (in $000’s):

	December 30, 2023	December 31, 2022
Soin intangibles	$19,293	$19,293
Patents and domains	4	4
Computer software	—	3,563
Total intangible assets	19,297	22,860
Less accumulated amortization	(1,451)	(3,563)
Total intangible assets, net	$17,846	$19,297
Intangible amortization expense for continuing operations was approximately $1.5 million and $0, respectively, for the fiscal years ended December 30, 2023 and December 31, 2022.
Soin Intangible Assets
Effective as of December 28, 2022, the Company acquired Soin Therapeutics LLC, a Delaware limited liability company (“STLLC”), and its product, a patent-pending, novel formulation of low-dose naltrexone. The assets acquired by the Company consist of 1) three pending patents related to the methods of using low-dose Naltrexone to treat chronic pain, 2) final formula for Naltrexone, and 3) orphan drug designation as approved by the FDA. The Company reviewed the assets acquired and determined that no in-process research and development costs were acquired as part of the transaction, and, thus, all assets acquired represent intellectual property and should be capitalized. The Company will amortize the intangible assets ratably over a 10-year period. See Note 3.
Note 10: Marketable Securities
Marketable securities consist of the following (in $000’s, except shares):

	Series G Convertible Preferred Shares	Common Shares Equivalent	Amount
Beginning balance, January 1, 2022		—	$—
Securities received	—	30,000,000	946
Mark-to-market		—	(631)
Beginning balance, December 31, 2022	—	30,000,000	315
Securities received	9,224	922,442,000	$897
Mark-to-market		—	$(926)
Ending balance, December 30, 2023	9,224	952,442,000	$286
Marketable securities reflect shares of SPYR stock received by the Company in connection with the sale of GeoTraq. See Note 5. Quarterly interest payments may be remitted in either restricted shares of common stock or restricted shares of Series G Convertible Preferred Stock of SPYR, or in cash. Shares of Series G Convertible Preferred Stock are convertible into the SPYR’s common shares at a ratio of 1:100,000. Shares held are marked to fair market value as of each balance sheet date, with the resulting change recorded as an unrealized gain or loss. For the year ended December 30, 2023, the Company received 9,224 shares of Series G Convertible Preferred Stock, which are convertible into approximately 922.4 million shares of SPYR’s common stock. For the year ended December 31, 2022, the Company received 30 million shares of SPYR’s common stock. Unrealized loss was approximately $926,000 and $631,000 for the years ended December 30, 2023 and December 31, 2022, respectively.

JANONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 11: Deposits and other assets
Deposits and other assets consist of the following (in $000’s):

	December 30, 2023	December 31, 2022
Deposits and other assets	$9	$18
Total deposits and other assets	$9	$18
Note 12: Accrued liabilities
Accrued liabilities of continuing consist of the following (in $000’s):

	December 30, 2023	December 31, 2022
Compensation and benefits	$37	$81
Accrued guarantees	3,049	130
Accrued taxes	102	5
Accrued litigation/legal	397	510
Other	48	280
Total accrued liabilities	$3,633	$1,006

Note 13: Short-term debt
Long-term debt and other financing obligations consist of the following (in $000’s):

	December 30, 2023	December 31, 2022
AFCO Finance	$—	$274
Total short-term debt	$—	$274
AFCO Finance
The Company enters into a financing agreement with AFCO Credit Corporation (“AFCO”) purchased through Marsh Insurance on an annual basis to fund the annual premiums on insurance policies due July 1 of each year. These policies relate to workers’ compensation and various liability policies including, but not limited to, General, Auto, Umbrella, Property, and Directors’ and Officers’ insurance. The total amount of the premiums financed in July 2022 was approximately $516,000 with an interest rate ranging from approximately 6.0% over the period. An initial down payment of approximately $129,000 was made on July 21, 2022 with additional monthly payments of approximately $59,000, escalating to approximately $69,000 over the term, being made beginning August 1, 2022 and ending on April 1, 2023.
The outstanding principal due AFCO at December 31, 2022 was approximately $274,000. No such financing agreement was entered into by the Company during fiscal 2023.
Note 14: Series A-1 Convertible Preferred Stock.
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

JANONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
During the years ended December 30, 2023 and December 31, 2022, 27,353 and 16,141 shares of the Company’s Series A-1 Convertible Preferred Stock were converted into 547,069 and 322,820 shares, respectively, of the Company’s common stock. Additionally, during the year ended December 30, 2023, 1,505 shares of the Company’s Series A-1 Convertible Preferred Stock were forfeited. As of December 30, 2023 and December 31, 2022, there were 193,730 and 222,588 shares, respectively, of Series A-1 Convertible Preferred Stock outstanding.
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

JANONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 15: Series S Convertible Preferred Stock.
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
Shares of Series S Convertible Preferred Stock are convertible into the Company’s common shares at a ratio of 1:1. As of December 30, 2023 and December 31, 2022, there were 100,000 of Series S Convertible Preferred Stock outstanding, as reflected in the following (dollars in $000’s).

	Series S Preferred Stock
	Shares	Amount
Balance, January 1, 2022	—	$—
Series S preferred issued	100,000	14,510
Balance, December 31, 2022	100000	14,510
Balance, December 30, 2023	100,000	$14,510
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

JANONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Note 16: Stockholders’ Equity
Common Stock: The Company's Articles of Incorporation authorize 200,000,000 shares of common stock that may be issued from time to time having such rights, powers, preferences and designations as the Board of Directors may determine. As of December 30, 2023, and December 31, 2022, there were 4,957,647 and 3,150,230 shares, respectively, of common stock issued and outstanding.
Equity Offerings: On March 22, 2023, the Company entered into a Securities Purchase Agreement with certain institutional investors for the sale by the Company in a registered direct offering of 361,000 shares of the Company’s common stock, par value $0.001 per share, at a purchase price per share of Common Stock of $1.17. The offering closed on March 24, 2023. The aggregate gross proceeds for the sale of the shares of Common Stock were approximately $422,000, before deducting the placement agent fees and related expenses. The Company intends to use the net proceeds for working capital and general corporate purposes.
On August 18, 2023, the Company entered into a Securities Purchase Agreement with a certain institutional investor for the sale by the Company in a registered direct offering of: (i) 418,000 shares of the Company’s common stock, par value $0.001 per share, at an offering price of $0.8811 per share and (ii) pre-funded warrants exercisable for up to 481,348 shares of Common Stock to the Investor at an offering price equal to $0.8801 per pre-funded Warrant. The aggregate gross proceeds from the offering were approximately $790,000, before deducting the placement agent fees and related expenses. The Company intends to use the net proceeds for working capital and general corporate purposes. On August 31, 2023, 481,348 of the pre-funded warrants were exercised. In a concurrent private placement, the Company also granted warrants to purchase up to 899,348 shares of Common Stock. Each warrant is exercisable immediately following issuance at an exercise price of $0.7561 per share and expires August 31, 2023. As of December 30, 2023, there were 899,348 of the private placement warrants outstanding.
Equity Incentives: The Company's 2023 Plan, which was adopted by the Board in August 2023 and approved by the stockholders at the 2023 annual meeting of stockholders, replaces the 2016 Plan, which replaced the 2011 Plan. Under the 2023 Plan, the maximum aggregate number of shares, which may be subject to or delivered under Awards granted under the Plan is two million (2,000,000) shares. Awards may be in the form of a Stock Award, Option, Stock Appreciation Right, Stock Unit, or Other Stock-based Award granted in accordance with the terms of the respective Plan. During the year ended December 30, 2023, the Company granted $345,000 in restricted stock units, or 908,852 underlying shares of the Company's common stock, which were all immediately vested. As of December 30, 2023, $345,000 in restricted stock units, or 908,852 underlying shares of the Company's common stock, were outstanding.
The Company's 2016 Plan authorizes the granting of awards in any of the following forms: (i) incentive stock options, (ii) nonqualified stock options, (iii) restricted stock awards, and (iv) restricted stock units, and expires on the earlier of October 28, 2026, or the date that all shares reserved under the 2016 Plan are issued or no longer available. On

JANONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 4, 2020, the Company amended the 2016 Plan to increase the issuance of common shares from 400,000 to 800,000. The vesting period is determined by the Board of Directors at the time of the stock option grant. As of December 30, 2023 and December 31, 2022, 100,000 and 90,000 options were outstanding under the 2016 Plan.
The Company's 2011 Plan authorizes the granting of awards in any of the following forms: (i) stock options, (ii) stock appreciation rights, and (iii) other share-based awards, including but not limited to, restricted stock, restricted stock units or performance shares, and expired on the earlier of May 12, 2021, or the date that all shares reserved under the 2011 Plan are issued or no longer available. As of December 30, 2023 and December 31, 2022, 14,000 and 20,000 options, respectively, were outstanding under the 2011 Plan. No additional awards will be granted under the 2011 Plan.
The following table summarizes stock option activity for the fiscal years ended December 30, 2023, and December 31, 2022 (Aggregate Intrinsic Value in $000’s):

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Outstanding at January 1, 2022	117,500	$7.16	$21	7.0
Cancelled/expired	(7,500)
Outstanding at December 31, 2022	110,000	6.27	—	6.5
Granted	10,000	1.53
Cancelled/expired	(6,000)	—
Outstanding at December 30, 2023	114,000	$5.68	$—	6.1
Exercisable at December 30, 2023	114,000	$5.68	$—	6.1
The exercise price for stock options outstanding and exercisable outstanding at December 30, 2023 is as follows:

Outstanding		Exercisable
Number of Options	Exercise Price ($)	Number of Options	Exercise Price ($)
6,000	$17.35 to $23.45	6,000	$17.35 to $23.45
—	$11.10 to $15.00	—	$11.10 to $15.00
42,000	$5.70 to $9.90	42,000	$5.70 to $9.90
66,000	$3.54 to $5.25	66,000	$3.54 to $5.25
114,000		114,000
The following table summarizes information about the Company’s non-vested shares outstanding as of December 30, 2023 and December 31, 2022:

Non-vested Shares	Number of Shares
Non-vested at January 1, 2022	7,500
Vested	(7,500)
Non-vested at December 31, 2022	—
Granted	10,000
Vested	(10,000)
Non-vested at December 30, 2023	—
The Company recognized share-based compensation expense related to equity incentive awards of approximately $14,000 and approximately $5,000 for the fiscal years ended December 30, 2023, and December 31, 2022, respectively. As of December 30, 2023, the Company had no unrecognized share-based compensation expense associated with stock option awards.

JANONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 17: Income taxes
For fiscal years ended December 30, 2023, and December 31, 2022, the Company recorded an income tax benefit from continuing operations of approximately $429,000 and an income tax benefit of $6.6 million, respectively, and an income tax provision from discontinued operations of approximately $971,000 and $2.1 million, respectively, which consisted of the following (in $000’s):

	Fiscal Years Ended
	December 30, 2023	December 31, 2022
Current tax expense:
State	$—	$32
Federal	97	45
Current tax expense	97	77
Deferred tax provision (benefit) - domestic	445	(4,589)
Total provision (benefit) of income taxes	$542	$(4,512)
A reconciliation of the Company's income tax benefit (provision) with the federal statutory tax rate for the fiscal years ended December 30, 2023, and December 31, 2022, respectively, is shown below:

	Fiscal Years Ended
	December 30, 2023	December 31, 2022
U.S. statutory rate	21.0%	21.0%
Federal income tax for installment sale	—%	0.6%
State tax rate	1.5%	5.5%
Foreign rate differential	0.5%	-0.2%
Permanent differences	-0.1%	0.4%
Change in tax rates	—%	2.8%
Impact of sale of ARCA Recycling and Canada	-4.4%	—%
Change in valuation allowance	-25.7%	-96.4%
Other	-0.1%	0.4%
	-7.3%	-65.9%
Income (loss) before provision of income taxes was derived from the following sources for fiscal years December 30, 2023 and December 31, 2022, respectively, as shown below (in $000’s):

	Fiscal Years Ended
	December 30, 2023	December 31, 2022
United States	$(6,613)	$6,717
Canada	(657)	(237)
Total	$(7,270)	$6,480

JANONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of net deferred tax assets (liabilities) as of December 30, 2023 and December 31, 2022, respectively, are as follows (in $000’s):

	December 30, 2023	December 31, 2022
Deferred tax assets (liabilities):
Accrued expenses	7	1,723
Accrued compensation	3	82
Section 174 expenses	61	92
Prepaid expenses	(16)	(184)
Net operating loss	5,360	5,494
Lease liability	—	39
Tax credits	3	3
Share-based compensation	136	171
Intangibles	(3,747)	(4,782)
Property and equipment	—	(483)
Installment sale	—	(2,114)
Unrealized losses	327	305
Section 163(j) interest	—	363
	2,134	709
Less: valuation allowance	(2,773)	(904)
Net deferred tax assets (liabilities)	$(639)	$(195)
As of December 30, 2023, the Company has net operating loss carryforwards of approximately $20.9 million for federal income tax purposes, and approximately $14.8 million for state income tax purposes, which will be available to offset future taxable income. Due to recent tax legislation, the federal net operating losses are eligible for indefinite carryforward, limited by certain taxable income limitations. State net operating losses begin to expire in 2029. The Company evaluates all available evidence to determine if a valuation allowance is needed to reduce its deferred tax assets. During the fourth quarter of fiscal year 2023, management concluded that a valuation allowance is necessary for the state net operating loss carryforward and a portion of the federal net operating loss carryforward. Due to the 2023 sale of ARCA Canada (as part of the Recycling Subsidiaries transaction), the valuation allowance was released. The Company has recorded a valuation allowance of approximately $2.8 million and $904,000 as of December 30, 2023, and December 31, 2022, respectfully.
The Company annually conducts an analysis of its uncertain tax positions and has concluded that it has no uncertain tax positions as of December 30, 2023. The Company’s policy is to record uncertain tax positions as a component of income tax expense.
The Company files U.S. and state income tax returns in jurisdictions with differing statutes of limitations. The 2020 through 2023 tax years remain subject to selection for examination as of December 30, 2023. None of the Company’s income tax returns are currently under audit.
Note 18: Related parties
Tony Isaac, the Company’s Chief Executive Officer, is the father of Jon Isaac, President and Chief Executive Officer of Live Ventures Incorporated (“Live Ventures”) and managing member of ICG. Tony Isaac, Chief Executive Officer and Richard Butler, Board of Directors member of the Company, are both Board of Directors members of Live Ventures. The Company also shares certain executive, accounting and legal services with Live Ventures. The total services shared were approximately $203,000 and approximately $314,000 for fiscal years ending December 30, 2023 and December 31, 2022, respectively. Connexx rents approximately 9,900 square feet of office space from Live Ventures at its Las Vegas, Nevada office. Effective August 2023, due to the winding down of operations of the Recycling Subsidiaries, we ceased leasing office space in the Las Vegas, Nevada facility. The total rent and common area expenses for Connexx at the Las Vegas, Nevada office were approximately $103,000 and approximately $215,000 for fiscal years ending December 30, 2023 and December 31, 2022, respectively.

JANONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During Q4 2023, operations of the Recycling Subsidiaries were wound down and, ultimately, ceased. See Note 4. Consequently, outstanding liabilities for shared rent and services for the Recycling Subsidiaries reverted to the Company. As such, the Company has recorded a liability in the amount of approximately $258,000, which was offset against the gain on sale of the Recycling Subsidiaries.
Sale of Recycling Subsidiaries
On March 9, 2023, the Company entered into a Stock Purchase Agreement (the “Recycling Purchase Agreement”) with VM7 Corporation, a Delaware corporation (“VM7”), under which it agreed to acquire all of the outstanding equity interests of the Recycling Subsidiaries consisting of: (a) ARCA Recycling, Inc., (b) ARCA Canada, and (c) Connexx. The principal of VM7 is Virland A. Johnson, our Chief Financial Officer. The sale of all of the outstanding equity interests of the Recycling Subsidiaries to VM7 under the Recycling Purchase Agreement was consummated simultaneously with the execution of the Recycling Agreement. The Company's Board of Directors unanimously approved the Recycling Purchase Agreement and the Disposition Transaction. The Recycling Purchase Agreement is retroactively effective as of March 1, 2023. During the fourth quarter of fiscal 2023, VM7 determined that, after expending significant amounts of time and resources, it was unable to obtain sufficient equity or debt financing to continue the operations of the Recycling Subsidiaries. Accordingly, the Company was advised that the operations of the Recycling Subsidiaries were wound down and, ultimately, ceased. Because the Company did not receive all of the economic benefits of the Disposition Transaction and understands that it will not receive any future benefits of the Disposition Transaction, the Company determined to fully impair the $5.3 million carrying value of the Disposition Transaction on its balance sheet. The Company also determined not to exercise any of its remedies under the Recycling Purchase Agreement so that the Company could maintain its focus on its clinical-stage biopharmaceutical activities.
ICG Note
On August 28, 2019, ARCA Recycling entered into and delivered to ICG a secured revolving line of credit promissory note, whereby ICG agreed to provide ARCA Recycling with a $2.5 million revolving credit facility (the “ICG Note”). See Note 6. Jon Isaac is the manager and sole member of ICG, and the son of Tony Isaac, the Chief Executive Officer of JanOne and, previously, ARCA Recycling. ICG is a record and beneficial owner of 13.6% of the outstanding common stock of the Company. The ICG Note was originally a component of the sale of the Recycling Subsidiaries in March 2023; however, because of the winding down of operations of the Recycling Subsidiaries during Q4 2023, and because the ICG Note was guaranteed by the Company, it recorded a liability in the amount of approximately $690,000 for the principal balance due on the note, which was offset against the gain on sale of the Recycling Subsidiaries. See Note 4. Additionally, effective February 2024, the ICG Note was amended to reflect the Company as co-maker on the ICG Note. See Note 22. The ICG Note matures in March 2026, and bears interest at 8.75% per annum. Monthly payments on the note are approximately $24,767. As of December 30, 2023, the balance outstanding was approximately $706,000.
ARCA Recycling Purchasing Agreement
On April 5, 2022, ARCA Recycling entered into a Purchasing Agreement with Live Ventures. Pursuant to the Purchasing Agreement, Live Ventures agrees to purchase inventory from time to time for ARCA, as set forth in submitted purchase orders. The inventory is owned by Live Ventures until payment from ARCA Recycling is received. All purchases made by ARCA Recycling shall be paid back to Live Ventures in full plus an additional five percent surcharge or broker-type fee. The term of the Purchasing Agreement is one year, and automatically renews if not terminated by either party, as provided for in the Purchasing Agreement. The liability for the Purchasing Agreement was originally a component of the sale of the Recycling Subsidiaries in March 2023; however, because of the winding down of operations of the Recycling Subsidiaries during Q4 2023, and because the Purchasing Agreement was guaranteed by the Company, it recorded a liability in the amount of approximately $692,000 for the principal balance due under the Purchasing Agreement, which was offset against the gain on sale of the Recycling Subsidiaries. See Note 4. As of the years ended December 30, 2023 and December 31, 2022, the amount due to Live Ventures was approximately $692,000 and $624,000, respectively.

JANONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 19: Commitments and Contingencies
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
The Company continues to assert that the SEC’s pursuit of this matter will not result in any benefit to investors and instead will only serve as a distraction from its core business. On October 1, 2021, the Company, filed a motion with the court to dismiss the complaint. The SEC filed its response opposing the motions on November 1, 2021. On September 7, 2022, the motions to dismiss were denied by the court. Pursuant to the automatic stay of proceedings under the Private Securities Litigation Reform Act, all discovery was stayed pending the motions to dismiss and the June 23, 2023 mediation to which all of the parties agreed. As of the date of these financial statements, the Company and the SEC have reached a settlement agreement in principal, the written agreement for which is pending at the SEC.
Skybridge
On December 29, 2016, the Company served a Minnesota state court complaint for breach of contract on Skybridge Americas, Inc. (“SA”), the Company’s primary call center vendor throughout 2015 and most of 2016. The Company seeks damages in the millions of dollars as a result of alleged overcharging by SA and lost client contracts. On January 25, 2017, SA served a counterclaim for unpaid invoices in the amount of approximately $460,000 plus interest and attorneys’ fees. On March 29, 2017, the Hennepin County district court (the “District Court”) dismissed the Company’s breach of contract claim based on SA’s overuse of its Canadian call center but permitted the Company’s remaining claims to proceed. Following motion practice, on January 8, 2018 the District Court entered judgment in SA’s favor, which was amended as of February 28, 2018, for a total amount of approximately $614,000 including interest and attorneys’ fees. On March 4, 2019, the Minnesota Court of Appeals (the “Court of Appeals”) ruled and (i) reversed the District Court’s judgment in favor of Skybridge on the call center location claim and remanded the issue back to the District Court for further proceedings, (ii) reversed the District Court’s judgment in favor of Skybridge on the net payment issue and remanded the issue to the District Court for further proceedings, and (iii) affirmed the District Court’s judgment in Skybridge’s favor against the Company’s claim that Skybridge breached the contract when it failed to meet the service level agreements. As a result of the decision by the Court of Appeals, the District Court’s award of interest and attorneys’ fees, etc. was reversed. The Company and SA held a mediation session in July 2020. Trial was held in August 2020 and on February 1, 2021, the District Court assessed damages against the Company in the amount of approximately $715,000, plus interest, fees, and costs and attorneys’ fees of $475,000. In subsequent proceedings, the Appeals Court affirmed the District Court judgment. Of the total amount awarded to SA, less the funds that the Company had previously deposited with the District Court, SA remains entitled to approximately $422,000 of statutory interest, which obligation has been assumed by VM7 in connection with the Recycling Subsidiaries Disposition transaction. See Note 4.
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

JANONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
GeoTraq
On or about April 9, 2021, GeoTraq, Gregg Sullivan, Tony Isaac, and the Company, among others, resolved all of the claims that related to, among other items, the Company's acquisition of GeoTraq in August 2017, all post-acquisition activities, and Mr. Sullivan’s post-acquisition employment relationship with GeoTraq (all of such claims, the “GeoTraq Matters”). The resolution was effectuated through the parties’ execution and delivery of a Settlement Agreement and Mutual Agreement of Claims (the “GeoTraq Settlement Agreement”).
Under the terms of the Settlement Agreement, the Company, on its own behalf and on behalf of GeoTraq and Mr. Isaac, agreed to tender to Mr. Sullivan an aggregate of $1.95 million (the “GeoTraq Settlement Consideration”) in the following manner: (i) $250,000, which was tendered in cash on or about the date of the Settlement Agreement and (ii) up to 10 quarterly installments of not less than $170,000 that commenced on June 1, 2021, and continued not less frequently than every three months thereafter (the “GeoTraq Installments”). The Company may tender the GeoTraq Installments in cash or in the equivalent value of shares of its common stock (the value of the shares to be determined by a formula set forth in the Settlement Agreement), in either case at the Company's discretion. The Company may also prepay one or more GeoTraq Installments in full or in part at any time or from time to time either in cash or in shares of its common stock (a “GeoTraq Prepayment”). If the Company elected to prepay one or more GeoTraq Installments with shares of its common stock, Mr. Sullivan reserved the right not to consent to a tender thereof in excess of 50% of the value of that specific GeoTraq Prepayment; however, Mr. Sullivan was restricted in the reasons for which he can refuse to provide his written consent. The number of shares of the Company's common stock to be issued upon any GeoTraq Prepayment is determined by a different formula than the one to be utilized for a GeoTraq Installment. On March 17, 2023, the Company converted 5,185 of Mr. Sullivan’s Series A-1 Preferred shares and issued 103,707 shares of the Company's common stock as payment for its quarterly installment. On June 1, 2023, the Company converted 7,697 of Mr. Sullivan’s Series A-1 Preferred shares into 153,941 shares of the Company’s common stock in payment of its June 30, 2023 quarterly installment. On September 1, 2023, the Company converted 14,471 of Mr. Sullivan’s Series A-1 Preferred shares into 289,421 shares of the Company’s common stock in payment of its September 30, 2023 quarterly installment. See Note 14. As of September 30, 2023, the full balance due under the Settlement Agreement had been repaid and the remaining 1,505 shares of Mr. Sullivan’s Series A-1 Preferred shares were returned to the Company for cancellation.
The parties to the Settlement Agreement released and forever discharged one another from any and all known and unknown claims that were asserted or could have been asserted arising out of the GeoTraq Litigation Matters. The accrued liability for payments due to Mr. Sullivan is $0 and $510,000 as of December 30, 2023 and December 31, 2022, respectively.
Alixpartners, LLC
On October 19, 2022, Alixpartners, LLC filed a complaint in the Supreme Court of the State of New York, County of New York, styled Alixpartners, LLC, plaintiff/petitioner, against JanOne Inc., Index No. 653877/2022. Plaintiff alleged the breach of an agreement and sought damages in the amount of approximately $345,000. The Company denied that obligation. After extensive negotiations, the parties reached a settlement, pursuant to which the Company agreed to pay to Alixpartners the sum of $125,000 in two tranches and to provide a confession of judgment in its favor in the amount of approximately $450,000, which represented the amount sought in the complaint plus interest thereon. The confession of judgment will be null and void and the complaint will be dismissed with prejudice upon the Company tendering both tranches timely. The Company tendered both settlement payments in May 2023, and the complaint was subsequently dismissed.
Sieggreen
In a matter pending in the United States District Court for the District Of Nevada, Case No. 2:21-cv-01517-CDS-EJY, styled as Sieggreen, Individually and On Behalf of All Others Similarly Situated, Plaintiff, v. Live Ventures Incorporated, Jon Isaac, and Virland A. Johnson, Defendants, the Company was added as a defendant on March 6, 2023, and was served on March 23, 2023. Plaintiff has alleged causes of action against the Company for (i) violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and (ii) violation of Section 10(b) of the Securities Exchange Act of 1934 and Rules 10b-5(a) and 10b-5(c) promulgated thereunder. In June 2023 the Company filed a Motion to Dismiss, regarding which, as of the date of these financial statements, the Court has not ruled. The Company strongly disputes and denies all of the allegations contained therein and will continue to defend itself vigorously against the claims.

JANONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Westerville Square
In an attempt to recover payments due under a lease, in 2021, Westerville Square, Inc., as the landlord, initiated a civil action against the Company, styled Westerville Square, Inc. v. Appliance Recycling Centers Of America, Inc., et al., in the Court of Common Pleas of Franklin County, Ohio, Case No. 19 CV 8627. The case was stayed during the bankruptcy proceedings of ApplianceSmart, Inc., and was reinstated on June 7, 2021. The landlord is currently seeking $120,000, which amount is disputed by the Company. Effective June 4, 2023, the parties settled the matter, pursuant to which settlement the Company tendered the sum of $110,000 to the landlord, the parties entered into a Settlement Agreement and Release, and the case was dismissed with prejudice.
Other Commitments
On December 30, 2017, the Company disposed of its retail appliance segment and sold ApplianceSmart to Live Ventures, a related party. In connection with that sale, as of January 2, 2021, the Company accrued an aggregate amount of future real property lease payments of approximately $767,000 which represented amounts guaranteed or which may have been owed under certain lease agreements to three third party landlords in which the Company either remained the counterparty, was a guarantor, or had agreed to remain contractually liable under the lease (“ApplianceSmart Leases”). A final decree was issued by the court on February 28, 2022, upon the full satisfaction of the Plan, at which time ApplianceSmart emerged from Chapter 11. During the year ended December 30, 2023, the Company reversed approximately $637,000 of the accrual, as the Company is no longer liable for two of these guarantees upon ApplianceSmart's emergence from bankruptcy. As of December 30, 2023, a balance of approximately $130,000 remains as an accrued liability due to an ongoing dispute concerning one of the leases. The Company and Live Ventures have agreed to divide in half between them any ultimate balance owing thereunder and any attorneys’ fees expended in relation thereto.
The Company is party from time to time to other ordinary course disputes that we do not believe to be material to our financial condition as of December 30, 2023.
Note 20: Earnings (Loss) per share
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

JANONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the computation of basic and diluted net loss per share (in $000’s, except per share data):

	For the Years Ended
	December 30, 2023	December 31, 2022
Continuing Operations
Basic and diluted
Net (loss) income from continuing operations	$(17,095)	$8,020
Weighted average common shares outstanding	4,005,334	3,150,230
Basic and diluted (loss) income per share from continuing operations	$(4.27)	$2.55
Discontinued Operations
Basic
Net income from discontinued operations	$9,283	$2,972
Weighted average common shares outstanding	4,005,334	3,150,230
Basic income per share from discontinued operations	$2.32	$0.94
Diluted
Net income from discontinued operations	$9,283	$2,972
Weighted average common shares outstanding	4,444,361	3,150,230
Diluted income per share from discontinued operations	$2.09	$0.94
Total
Basic and diluted
Net (loss) income	$(7,812)	$10,992
Weighted average common shares outstanding	4,005,334	3,150,230
Basic and diluted (loss) income per share	$(1.95)	$3.49
Potentially dilutive securities totaling approximately 3.9 million and 4.6 million shares, respectively, were excluded from the calculation of diluted net earnings (loss) per share for the years ended December 30, 2023 and December 31, 2022 because the effects were anti-dilutive based on the application of the treasury stock method.
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

JANONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present our segment information (in $000’s):

	For the Years Ended
	December 30, 2023	December 31, 2022
Revenues
Biotechnology	$—	$—
Discontinued operations	3,795	39,611
Total Revenues	$3,795	$39,611
Gross profit
Biotechnology	$—	$—
Discontinued operations	(197)	7,619
Total Gross profit	$(197)	$7,619
Operating income
Biotechnology	$(19,846)	$(3,149)
Discontinued operations	10,438	8,395
Total Operating income	$(9,408)	$5,246
Depreciation and amortization
Biotechnology	$1,452	$2
Discontinued operations	96	555
Total Depreciation and amortization	$1,548	$557
Interest income (expense), net
Biotechnology	$2,250	$468
Discontinued operations	(181)	(957)
Total Interest income (expense), net	$2,069	$(489)
Net income after provision for income taxes
Biotechnology	$(17,095)	$8,020
Discontinued operations	9,283	2,972
Total Net income after provision for income taxes	$(7,812)	$10,992

	As of December 30, 2023	As of December 31, 2022
Assets
Biotechnology	$18,487	$29,165
Discontinue operations	—	17,591
Total Assets	$18,487	$46,756
Intangible Assets
Biotechnology	$17,846	$19,297
Discontinued operations	—	735
Total Intangible Assets	$17,846	$20,032
Note 22: Subsequent events
The Company has evaluated subsequent events through the filing of this Form 10-K, and determined that there have been no events that have occurred that would require adjustments to disclosures in its consolidated financial statements other than as discussed below:

JANONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Warrant Purchase Agreement
On January 12, 2024, the Company entered into a Warrant Purchase Agreement with a certain institutional investor that had purchased a Common Stock Purchase Warrant on August 22, 2023, in connection with such Investor’s purchase of shares of the Company’s common stock. The Warrant is exercisable from time to time for an aggregate of 899,348 shares of the Company’s common stock with a per-share exercise price of $0.7561. Pursuant to the terms of the Warrant Purchase Agreement, the Company or assigns agreed to purchase the Warrant for an aggregate price of $250,000, of which $200,000 was paid at the closing of the transaction and the remaining $50,000 was paid on March 5, 2024. In connection with the January transaction, the Company assigned the Common Stock Purchase Warrant to an otherwise unaffiliated third party. See Note 16.
Soin Amendment
Effective January 24, 2024, the Company, Amol Soin (“Dr. Soin”), and Soin Therapeutics LLC, a wholly-owned subsidiary of ours that we had purchased from Dr. Soin entered into an amendment (the “Soin Amendment”) to the parties’ Agreement and Plan of Merger that was dated as of December 28, 2022 (the “Soin Agreement”). With reference to the Soin Agreement, the parties to the Soin Amendment agreed that the $3.0 million convertible tranche (the first of the three original conversion tranches under the Soin Agreement) would be payable to Dr. Soin in cash rather than through his conversion of shares of the Series S Convertible Preferred Stock (the “Soin Preferred”) that constituted the consideration under the Soin Agreement. We tendered the first $100,000 amended tranche cash payment to Dr. Soin in March 2024; the second amended tranche cash payment to Dr. Soin, also in the amount of $100,000, is due on July 1, 2024; and the third amended tranche cash payment to Dr. Soin, in the amount of $2.8 million, is due on December 31, 2024. During the pendency of the amended cash tranche period, Dr. Soin agreed that he would not convert any of his shares of Soin Preferred. After we have tendered the second and third amended tranche cash payments to Dr. Soin, his conversion rights for the second and third original conversion tranches will remain convertible under the original provisions of the Soin Agreement and the related Certificate of Designation for the Soin Preferred. If we do not tender the second and third amended tranche cash payments to Dr. Soin, we agreed that we will transfer to him the membership interests of Soin Therapeutics LLC, and he will transfer to us the shares of Soin Preferred for cancellation.
ICG Promissory Obligation
On February 7, 2024, the Company amended its outstanding related party promissory obligations in favor of ICG and in favor of Live Ventures to add convertibility provisions to each. The per-share conversion price for each obligation, as amended, was set at $0.61, subject to standard adjustments for (i) stock dividends and splits, (ii) subsequent rights offerings, and (iii) pro rata distributions. The Company’s board of directors provided its final approvals of the amendments on February 7, 2024.

Amended Promissory Note
On February 7, 2024, the Company entered into a promissory note with each of the holders of the amended promissory notes (see above). The initial principal amount of each note is $300,000, with an interest rate of 10% per annum. Pursuant to an amendment to each note, one hundred thousand dollars of principal, and accrued interest thereon, is due on September 7, 2024 for each note, and the balance of each note is due on December 31, 2024. At the Company’s option, the obligation under each note is convertible after the six-month anniversary thereof at a per-share conversion price of $0.61, subject to standard adjustments for (i) stock dividends and splits, (ii) subsequent rights offerings, and (iii) pro rata distributions. The Company’s board of directors approved the issuance of the notes on February 7, 2024.
Unit Purchase Agreements
On February 23, 2024, the Company entered into Unit Purchase Agreements with two otherwise unaffiliated third-party investors, pursuant to which each Investor agreed to purchase 408,163 units of securities from the Company, at a price per Unit of $0.735, for an aggregate purchase price of $300,000 per investor for an aggregate price of $600,000. Each Unit consists of one share of the Company’s common stock and one warrant to purchase an additional share of common stock. The per-Unit price is allocated as follows: $0.61 per share of common stock and $0.125 per Warrant. The Warrant has a three-year term and will be immediately exercisable. Each Warrant is exercisable at $0.61 per share. The Company intends to use the proceeds from the Unit Purchases for its working capital needs.
Isaac Consulting Agreement
On March 4, 2024, we entered into a two-year Consulting Agreement (the “Consulting Agreement”) with Jon Isaac, pursuant to which he will provide to us (the “Services”): (i) strategic financial advice, including growth strategies, capital

JANONE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
allocation, and financial restructuring; (ii) sales and business development advice, including for the acquisition of new clients and new products through networking, referrals, and marketing efforts for our prospective products; (iii) in-depth research and market intelligence on specific industries, sectors, and market trends; (iv) financial models and financial analysis to support strategic decision-making; (v) assistance, through site visits, in the preparation of new client offers and bids for proposed projects; (vi) weekly update calls with management to align on progress of objectives and goals; (vii) enhanced non-confidential materials; (viii) business risk management support; and (ix) other services to which we and he may be agree that will be memorialized in writing if, when, and as needed during the two-year term.

Mr. Isaac is the son of our Chief Executive Officer, but otherwise does not have a current relationship with us.

As compensation for the Services, we agreed to (i) assign to him two universal life insurance policies that relate to the life of one of the founders of our now-disposed legacy recycling business (the first policy has an accumulated value/surrender value of approximately $3,854 and the second has an accumulated value/surrender value of approximately $468); (ii) contingently tender to him funds in our Canadian counsel’s trust account in the event that the prospective Order of the Court of Appeal for Ontario Canada in the matter styled, Amtim Capital Inc. and Appliance Recycling Centers of America, Case No. COA-23-CV-0156, becomes the final Order of the Court, which amount we estimated not to exceed approximately US$220,000; (iii) issue to him 200,000 restricted shares of our common stock with the per-share value being the average of the Nasdaq historical NOCP closing price during the five trading days prior to our board approving the Consulting Agreement, which shares were awarded from our 2023 Equity Incentive Plan; and (iv) a two-year, straight 10% convertible promissory note in the initial principal amount of $500,000, with a per-share conversion price equivalent to the per-share value of the restricted common stock that he was granted ($1.16).

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
ITEM 9A. Controls and Procedures
Evaluation of Disclosure control and Procedures. We carried out an evaluation, under the supervision, and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 30, 2023, the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure due to material weaknesses in internal control over financial reporting further described below.
Despite the identified material weaknesses, management concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows for the periods disclosed in conformity with GAAP. Hudgens CPA, PLLC, the Company’s independent registered public accounting firm, has issued an unqualified opinion on our consolidated financial statements as of and for the year ended December 30, 2023. They were not engaged to perform, and did not perform, an audit of internal control over financial reporting. This material weakness has no impact on our consolidated financial statements in prior years.
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
The Company’s management, including the Company’s CEO and CFO, do not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting will prevent or detect all errors and all fraud. A control system, regardless of how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. These inherent limitations include the following: judgements in decision-making can be faulty, and control and process breakdowns can occur because of simple errors or mistakes, controls can be circumvented by individuals, acting alone or in collusion with each other, or by management override. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.
Our management assessed the design and effectiveness of our internal control over financial reporting as of December 30, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) of 2013 regarding Internal Control – Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal controls over financial reporting were ineffective as of September 30, 2021. Management noted the following deficiencies that management believes to be material weaknesses:
•The Company does not have sufficient written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act; and
•Management does not have sufficient resources to maintain adequate segregation of duties and maintain its internal control environment.
In response to the above identified weaknesses in our internal control over financial reporting, we plan to improve the documentation of our internal control policies and procedures and develop an internal testing plan to document our evaluation of effectiveness of the internal controls. We expect to conclude these remediation initiatives during the fiscal year ended December 28, 2024. We continue to evaluate testing of our internal control policies and procedures, including assessing internal and external resources that may be available to complete these tasks, but do not know when these tasks will be completed. Management notes that the following material weaknesses, as reported in our 10-K for the fiscal year ended December 31, 2022, have been remediated due to the sale of the Recycling Subsidiaries, as detailed in Note 4 of the Notes to the Consolidated Financial Statements above:
•Insufficient information technology general controls;
•Insufficient assessment of the impact of potentially significant transactions; and
•Insufficient processes and procedures related to proper recordkeeping of agreements and contracts
A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
Changes in Internal Control Over Financial Reporting. Except for the remediation of the material weaknesses previously described, there were no changes in the Company’s internal control over financial reporting during the fiscal year ended December 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. Other Information
None.
ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The directors and executive officers of the Company and their ages as of December 30, 2023, [are as follows]:

Name	Age	Position
Richard D. Butler, Jr.	73	Director
Nael Hajjar	38	Director
John Bitar	61	Director
Tony Isaac	70	President and Chief Executive Officer
Virland A. Johnson	63	Chief Financial Officer
Richard D. Butler, Jr. has been one of our directors since May 2015. Mr. Butler is the owner of an advisory firm that provides real estate, corporate, and financial advisory services since 1999, and is the co-Founder, Managing Director, and, since 2005, a major stockholder of Ref-Razzer Company, a whistle manufacturing and vending company. Prior to this, Mr. Butler was the Co-Founder and Executive Vice President of Aspen Healthcare, Inc. from 1996 to 1999. From 1993 to 1996, Mr. Butler was a Managing Director at Landmark Financial and from 1989 to 1993 he was a Partner at Cal Ventures Real Estate Investment Group. Prior to this, Mr. Butler also served as the President and Chief Executive Officer of Mt. Whitney Savings Bank, Chief Executive Officer of First Federal Mortgage Bank, Chief Executive Officer of Trafalgar Mortgage, and Executive Officer and Member of the President’s Advisory Committee at State Savings & Loan Association (peak assets $14 billion) and American Savings & Loan Association (NYSE: FCA; peak assets $34 billion). Mr. Butler has served on the Board of Directors of Live Ventures Incorporated (“Live Ventures”) (Nasdaq: LIVE) since August 2006. Mr. Butler attended Bowling Green University in Ohio, San Joaquin Delta College in California, and Southern Oregon State College. We believe that Mr. Butler brings to our Board extensive experience in financial management and executive roles, which enable him to provide important expertise in financial, operating, and strategic matters that impact our Company.
Nael Hajjar has been one of our directors since August 2018. Mr. Hajjar is currently the Unit Head for the Annual Wholesale Trade Survey in Statistics Canada’s Manufacturing and Wholesale Trade Division. From March 2011 through May 2016, Mr. Hajjar was a Senior Analyst — Economist of Statistics Canada’s Producer Prices Division, where he developed Canada’s first ever Investment Banking Services Price Index while leading the development of a variety of Financial Services Price Index development projects. We believe that Mr. Hajjar brings to our Board extensive experience in research and analysis of financial statistics, economics, and business practices in a variety of industries, including manufacturing, logging, Wholesale Trade, and financial services. We believe that Mr. Hajjar also has extensive experience in project management, and he holds a Bachelor of Social Science, Honors in Economics (which he earned in 2006), and Bachelor of Commerce, Option in Finance (which he earned in 2008), both from the University of Ottawa.
John Bitar has been one of our directors since January 2020. Since 2012, Mr. Bitar has been providing consulting services to companies and clients on business and legal strategies, management, operations, and cost controls. From 2007 to 2012, Mr. Bitar co-founded and was Managing Partner of a worker’s compensation law firm. Mr. Bitar has been an attorney admitted to the California State Bar since 1999. Mr. Bitar graduated from the University of Southern California in 1996 and earned his Juris Doctorate Degree in 1999 from University of the Pacific, McGeorge School of Law. We believe that Mr. Bitar brings to our Board significant business experience and brings operational expertise.
Tony Isaac has been one of our directors since May 2015 and our Chief Executive Officer since May 2016; he also became our Corporate Secretary in 2021. He served as our Interim Chief Executive Officer from February 2016 until May 2016. Mr. Isaac has served as Financial Planning and Strategist/Economist of Live Ventures (Nasdaq: LIVE), a holding company for diversified businesses, since July 2012. He is the Chairman and Co-Founder of Isaac Organization, a privately held investment company. Mr. Isaac has invested in various companies, both private and public from 1980 to present. Mr. Isaac’s specialty is negotiation and problem-solving of complex real estate and business transactions. Mr. Isaac has served as a director of Live Ventures since December 2011. Mr. Isaac graduated from Ottawa University in 1981, where he majored in Commerce and Business Administration and Economics. We believe that Mr. Isaac brings to our Board significant investment and financial expertise and public board experience.
Virland A. Johnson was appointed our Chief Financial Officer on August 21, 2017. He had previously served us as a consultant beginning in February 2017. Mr. Johnson served as Chief Financial Officer for Live Ventures between January 3, 2017 and September 21, 2021. Prior to joining Live Ventures, Mr. Johnson was Sr. Director of Revenue for JDA

Software from February 2010 to April 2016, where he was responsible for revenue recognition determination, sales and contract support while acting as a subject matter expert. Prior to joining JDA, Mr. Johnson provided leadership and strategic direction while serving in C-Level executive roles in public and privately held companies such as Cultural Experiences Abroad, Inc., Fender Musical Instruments Corp., Triumph Group, Inc., Unitech Industries, Inc. and Younger Brothers Group, Inc. Mr. Johnson’s more than 30 years of experience is primarily in the areas of process improvement, complex debt financings, SEC and financial reporting, turn-arounds, corporate restructuring, global finance, merger and acquisitions and returning companies to profitability and enhancing stockholder value. In January 2024, Mr. Johnson filed for protection under Chapter 7 of the U.S. Bankruptcy Code. Mr. Johnson holds a Bachelor’s degree in Accountancy from Arizona State University which he earned in 1982, and holds an active CPA license in the State of Arizona.
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
Based solely on its review of copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended December 30, 2023, all of its officers, directors and 10% stockholders complied with all Section 16(a) timely filing requirements.
Code of Ethics
Our Audit Committee has adopted a code of ethics applicable to our directors and officers (including our Chief Executive Officer, President, and Chief Financial Officer) and other of our senior executives and employees in accordance with applicable rules and regulations of the SEC and Nasdaq. A copy of the code of ethics may be obtained upon request, without charge, by addressing a request to Corporate Secretary, JanOne Inc., 325 E. Warm Springs Road, Suite 102, Las Vegas, Nevada 89119. The code of ethics is also posted on our website at www.janone.com under “Investors — Governance — Governance Documents.”
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
Audit Committee
The Audit Committee (the “Audit Committee”) of our Board is comprised entirely of non-employee directors. In fiscal 2023, the members of our Audit Committee were Mr. Bitar, Mr. Butler (Chair), and Mr. Hajjar. Each of Messrs. Bitar, Butler, and Hajjar was an “independent” director as defined under Nasdaq rules. Our Audit Committee is responsible for selecting and approving our independent auditors, for relations with the independent auditors, for review of internal auditing functions (whether formal or informal) and internal controls, and for review of financial reporting policies to assure full disclosure of financial condition. Our Audit Committee operates under a written charter adopted by our Board, which is posted on our website at www.janone.com under the caption “Investors — Governance — Governance Documents.” The Board has determined that Mr. Butler is an “audit committee financial expert” as defined in SEC rules. Our Audit Committee operates under a written charter adopted by our Board, which is posted on our website at www.janone.com under the caption “Investors — Governance — Governance Documents.”
Compensation and Benefits Committee
The Compensation Committee (the “Compensation Committee”) of our Board is comprised entirely of non-employee directors. In fiscal 2023, the members of our Compensation Committee were Mr. Hajjar and Mr. Butler (Chair), each of whom was also an “independent” director as defined under Nasdaq rules. Our Compensation Committee is responsible for review and approval of officer salaries and other compensation and benefits programs and determination of officer bonuses. Annual compensation for our executive officers, other than our Chief Executive Officer, is recommended by our Chief Executive Officer and approved by our Compensation Committee. The annual compensation for our Chief Executive Officer is recommended by our Compensation Committee and formally approved by our full Board. Our Compensation Committee may approve grants of equity awards under our stock compensation plans. Our Compensation Committee operates under a written charter adopted by our Board in March 2011, which is posted on our website at www.janone.com under the caption “Investors — Governance — Governance Documents.”

In the performance of its duties, our Compensation Committee may select independent compensation consultants to advise the committee when appropriate. No compensation consultant played a role in the executive officer and director compensation for fiscal 2023. In addition, our Compensation Committee may delegate authority to subcommittees where appropriate. Our Compensation Committee may separately meet with management if deemed necessary and appropriate.
Governance Committee
The Nominating and Corporate Governance Committee (our “Governance Committee”) is comprised entirely of non-employee directors. In fiscal 2023, the members of our Governance Committee were Mr. Butler and Mr. Bitar, each of whom was also an “independent” director as defined under Nasdaq rules. The primary purpose of our Governance Committee is to ensure an appropriate and effective role for our Board in our governance. The principal recurring duties and responsibilities of our Governance Committee include (i) making recommendations to our Board regarding the size and composition of our Board, (ii) identifying and recommending to our Board candidates for election as directors, (iii) reviewing our Board’s committee structure, composition and membership and recommending to our Board candidates for appointment as members of our Board’s standing committees, (iv) reviewing and recommending to our Board corporate governance policies and procedures, (v) reviewing our Code of Business Ethics and Conduct and compliance therewith, and (vi) ensuring that emergency succession planning occurs for the positions of Chief Executive Officer, other key management positions, our Board chairperson and Board members. Our Governance Committee operates under a written charter adopted by our Board, which is posted on our website at www.janone.com under the caption “Investors — Governance — Governance Documents.”
Our Governance Committee will consider director candidates recommended by stockholders. The criteria applied by our Governance Committee in the selection of director candidates is the same whether the candidate was recommended by a Board member, an executive officer, a stockholder, or a third party, and accordingly, our Governance Committee has not deemed it necessary to adopt a formal policy regarding consideration of candidates recommended by stockholders. Stockholders wishing to recommend candidates for Board membership should submit the recommendations in writing to our Secretary.
Our Governance Committee identifies director candidates primarily by considering recommendations made by directors, management, and stockholders. Our Governance Committee also has the authority to retain third parties to identify and evaluate director candidates and to approve any associated fees or expenses. Board candidates are evaluated on the basis of a number of factors, including the candidate’s background, skills, judgment, diversity, experience with companies of comparable complexity and size, the interplay of the candidate’s experience with the experience of other Board members, the candidate’s independence or lack of independence, and the candidate’s qualifications for committee membership. Our Governance Committee does not assign any particular weighting or priority to any of these factors and considers each director candidate in the context of the current needs of our Board as a whole. Director candidates recommended by stockholders are evaluated in the same manner as candidates recommended by other persons.
ITEM 11. EXECUTIVE COMPENSATION
The following table sets forth the cash and non-cash compensation for fiscal years ended December 30, 2023 and December 31, 2022, earned by each person who served as Chief Executive Officer during fiscal 2023, and our other most highly compensated executive officer who held office as of December 30, 2023 (“named executive officers”):
Summary Compensation Table

Name and Principal Position (1)	Year	Salary ($)	Bonus ($)	Stock Award ($)	Option Award ($)	All Other Compensation ($)	Total ($)
Tony Isaac	2023	617,709	—	200,000	—	—	817,709
President, Chief Executive Officer, and Secretary	2022	550,324	75,000	—	—	—	625,324
Virland A. Johnson	2023	224,346	—	125,000	—	—	349,346
Chief Financial Officer	2022	250,324	—	—	—	—	250,324
______________________________________________________
(1)The Company only had two executive officers as of December 30, 2023.

Outstanding Equity Awards at December 30, 2023
The following table provides a summary of stock options outstanding for our Named Executive Officers at December 30, 2023:

Name	Number of Securities Underlying Unexercised Options (in shares) exercisable	Number of Securities Underlying Unexercised Options (in shares) unexercisable	Option Exercise Price ($)	Option Expiration Date
Tony Isaac	2,000	—	$9.90	5/18/2025
Virland A. Johnson	—	—	$—	—
Additionally, during the year ended December 30, 2023, the Company granted $200,000 in restricted stock units, or 526,870 in underlying shares of the Company's common stock, to Mr. Isaac, and $125,000 in restricted stock units, or 329,294 in underlying shares of the Company's common stock to Mr. Johnson, both tranches of which were immediately vested. As of December 30, 2023, both Mr. Isaac's and Mr. Johnson's restricted stock units were outstanding.
Equity Incentive Plans
We use stock options, restricted stock awards, and restricted stock units to attract and retain executives, directors, consultants, and key employees. As of December 30, 2023, stock options are outstanding under the 2011 Plan and the 2016 Plan, and restricted stock units are outstanding under the 2023 Plan. Our 2023 Equity Incentive Plan (the “2023 Plan”) was adopted by our Board in August 2023 and approved by the stockholders at the 2023 annual meeting of stockholders. Under the 2023 Plan, the maximum aggregate number of shares, which may be subject to or delivered under Awards granted under the Plan is two million (2,000,000) shares. Awards may be in the form of a Stock Award, Option, Stock Appreciation Right, Stock Unit, or Other Stock-based Award granted in accordance with the terms of the respective Plan. Our 2016 Stock Compensation Plan (the “2016 Plan”) was adopted by our Board in October 2016 and approved by the stockholders at the 2016 annual meeting of stockholders. Under the Plan, we reserved an aggregate of 400,000 shares of our Common Stock for option grants. Our 2011 Stock Compensation Plan (the “2011 Plan”) was adopted by our Board in March 2011 and approved by our stockholders at the 2011 Annual Meeting of stockholders. The 2011 Plan expired on December 29, 2016, but options granted under the 2011 Plan before it expired will continue to be exercisable in accordance with their terms. As of December 30, 2023, options to purchase an aggregate of up to 114,000 shares of our Common Stock were outstanding, including options to purchase an aggregate of up to 100,000 shares of our Common Stock under the 2016 Plan and options to purchase an aggregate of up to 14,000 shares of our Common Stock under the 2011 Plan. As of December 30, 2023, $345,000 in restricted stock units, or 908,852 underlying shares of our Common Stock, were outstanding. The Plans are administered by our Compensation Committee or our full Board, acting as the Committee.
Compensation of Non-Employee Directors
We use a combination of cash and share-based incentive compensation to attract and retain qualified candidates to serve on our Board. In setting director compensation, we consider the significant amount of time that directors expend fulfilling their duties to the Company, as well as the skill level that we require of members of our Board.
The table below presents cash and non-cash compensation paid to non-employee directors during the 2023 fiscal year.
Non-Management Director Compensation for Fiscal Year Ended December 30, 2023

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
John Bitar	18,000	—	—	18,000
Richard D. Butler, Jr.	30,000	—	—	30,000
Nael Hajjar	14,400	—	—	14,400

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The following table sets forth as of April 8, 2024 the beneficial ownership of common stock by each of the Company’s directors, each of the named executive officers, and all directors and executive officers of the Company as a group, as well as information about beneficial owners of 5.0% or more of the Company’s voting securities. Beneficial ownership includes shares that may be acquired in the next 60 days through the exercise of options or warrants.

Beneficial Owner	Position with Company	Number of Shares Beneficially Owned (1)	Percent of Outstanding Common (2)
Executive Officers & Directors:
Tony Isaac (3)	President, Chief Executive Officer, and Secretary	94,000	1.1%
Virland A. Johnson	Chief Financial Officer	—	*
Richard D. Butler, Jr. (3)	Director	18,000	*
John Bitar	Director	2,000	*
Nael Hajjar	Director	—	*
All Executive Officers and Directors as a group (5 persons):		114,000	1.3%
Other 5% Stockholders(5):
Michael Bigger (4)		361,000	4.2%
______________________________________________________
*Indicates ownership of less than 1% of the outstanding shares
(1)Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to such shares.
(2)Applicable percentage of ownership is based on 8,593,636 shares of common stock outstanding as of March 22, 2024, plus, for each stockholder, all shares that such stockholder could purchase within 60 days upon the exercise of existing stock options.
(3)Includes shares that could be purchased within 60 days upon the exercise of existing stock options, as follows: Mr. Isaac, 2,000 shares and Mr. Butler, 4,000 shares. All directors and executive officers as a group could purchase 6,000 shares. The address for each individual is 325 E. Warm Springs Road Suite 102, Las Vegas, Nevada, 89119.
(4)Mr. Bigger beneficially owned 361,000 shares of common stock. The business address for Mr. Bigger with respect to the shares of common stock is 2250 Red Springs Drive, Las Vegas, Nevada 89135.
(5)For two persons, who own shares of our Series A-1 Convertible Preferred Stock and Series S Convertible Preferred Stock, each of whom has a conversion limitation of 4.99%, see respective tables, below.
Beneficial Ownership of Series A-1 Convertible Preferred Stock
The following table sets forth, as of April 8, 2024, the beneficial ownership of Series A-1 Convertible Preferred Stock by each owner of 5% or more of the Company’s Series A-1 Convertible Preferred Stock. No officers or directors of the Company have beneficial ownership of Series A-1 Convertible Preferred Stock. There are no options or warrants to purchase shares of Series A-1 Convertible Preferred Stock.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage Outstanding Series A Preferred (2)
Greenfield Investments, LTD. (3)	137,730	100%
______________________________________________________
(1)Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to such shares.

(2)Applicable percentage of ownership is based on 137,730 shares of Series A-1 Convertible Preferred Stock outstanding as of April 8, 2024.
(3)The business address for Greenfield with respect to the shares of Series A-1 Preferred Stock is P.O. Box 926, Regent Village Grace Bay Provenciales, Turks & Caicos Islands, British West Indies. Under its Series A-1 Preferred Stock agreement, Greenfield is restricted to a beneficial ownership limit of 4.99% of our outstanding Common Stock. As a result of this restriction, as of the Record Date, Greenfield could only convert 22,567 shares of Series A-1 Preferred Stock into 451,345 shares of our Common Stock. If converted in full, Greenfield would own 2,754,600 shares of our Common Stock, which would result in its reporting beneficial ownership of 24.3% in the “Percent of Outstanding Common” in the Common Stock chart, above.
Beneficial Ownership of Series S Preferred Stock

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Outstanding Series S Preferred (2)
Amol Soin, MD (3)	100,000	100%
(1)Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to such shares.
(2)Applicable percentage of ownership is based on 100,000 shares of Series S Preferred Stock outstanding as of April 8, 2024. As of this date, Dr. Soin has not converted any of his shares of Series S Preferred Stock into shares of our Common Stock and is precluded from any such conversions due to certain contractual restrictions and other temporal and FDA restrictions set forth in the Certificate of Designation for the Series S Preferred Stock.
(3)The business address for Dr. Soin with respect to the shares of Series S Preferred Stock is c/o JanOne Inc., 325 E. Warm Springs Road, Suite 102, Las Vegas, Nevada 89119. Under the Amended and Restated Certificate of Designation of our Series S Preferred Stock, Dr. Soin is restricted to a beneficial ownership limit of 4.99% of our then outstanding Common Stock. Separate from this limitation, as of the Record Date, Dr. Soin could not convert any shares of his Series S Preferred Stock due to certain contractual restrictions and other temporal and FDA restrictions set forth in the Certificate of Designation for the Series S Preferred Stock. Separate from such restrictions, as of April 8, 2024, Dr. Soin could convert certain of his shares of Series S Preferred Stock into 451,345 shares of our Common Stock. If fully converted, Dr. Soin would own 18,072,289 shares of Common Stock, which would result in his reporting beneficial ownership of 67.8% in the “Percent of Outstanding Common” in the Common Stock chart, above.

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
Related Party Transactions
Tony Isaac, the Company’s Chief Executive Officer, is the father of Jon Isaac, President and Chief Executive Officer of Live Ventures and managing member of Isaac Capital Group LLC (“ICG”). Tony Isaac, Chief Executive Officer and Richard Butler, Board of Directors member of the Company, are both Board of Directors members of Live Ventures. The Company also shares certain executive, accounting and legal services with Live Ventures. The total services shared were approximately $203,000 and approximately $314,000 for fiscal years ending December 30, 2023 and December 31, 2022, respectively. Connexx rents approximately 9,900 square feet of office space from Live Ventures at its Las Vegas, Nevada office. Effective August 2023, due to the winding down of operations of the Recycling Subsidiaries, we ceased leasing office space in the Las Vegas, Nevada facility. The total rent and common area expenses for Connexx at the Las Vegas, Nevada office were approximately $103,000 and approximately $215,000 for fiscal years ending December 30, 2023 and December 31, 2022, respectively.
During Q4 2023, operations of the Recycling Subsidiaries were wound down and, ultimately, ceased. See Note 4 of the Consolidated Financial Statements. Consequently, outstanding liabilities for shared rent and services for the Recycling Subsidiaries reverted to the Company. As such, the Company has recorded a liability in the amount of approximately $258,000, which was offset against the gain on sale of the Recycling Subsidiaries.
Related Party Note
On August 28, 2019, ARCA Recycling entered into and delivered to ICG a secured revolving line of credit promissory note, whereby ICG agreed to provide ARCA Recycling with a $2.5 million revolving credit facility (the “ICG Note”). See Note 6 of the Consolidated Financial Statements. Jon Isaac is the manager and sole member of ICG, and the son of Tony Isaac, the Chief Executive Officer of JanOne and, previously, ARCA Recycling. ICG is a record and beneficial owner of 13.6% of the outstanding common stock of the Company. The ICG Note was originally a component of the sale of the Recycling Subsidiaries in March 2023, however, because of the winding down of operations of the Recycling Subsidiaries during Q4 2023, and because the ICG Note is guaranteed by the Company, it recorded a liability in the amount of approximately $690,000 for the principal balance due on the note, which was offset against the gain on sale of the Recycling Subsidiaries. See Note 4 of the Consolidated Financial Statements. Additionally, effective February 2024, the ICG Note was amended to reflect the Company as co-maker on the ICG Note. See Note 22 of the Consolidated Financial Statements. The ICG Note matures in March 2026, and bears interest at 8.75% per annum. Monthly payments on the ICG Note are approximately $24,767. As of December 30, 2023, the balance outstanding was approximately $706,000.
ARCA Recycling Purchasing Agreement
On April 5, 2022, ARCA Recycling entered into a Purchasing Agreement with Live Ventures. Pursuant to the Purchasing Agreement, Live Ventures agrees to purchase inventory from time to time for ARCA Recycling, as set forth in submitted purchase orders. The inventory is owned by Live Ventures until which time payment by ARCA Recycling is received. All purchases made by ARCA Recycling shall be paid back to Live Ventures in full, plus an additional five percent surcharge or broker-type fee. The term of the Purchasing Agreement is one year, and automatically renews if not terminated by either party, as provided for in the Purchasing Agreement. The liability for the Purchasing Agreement was originally a component of the sale of the Recycling Subsidiaries in March 2023; however, because of the winding down of operations of the Recycling Subsidiaries during Q4 2023, and because the Purchasing Agreement is guaranteed by the Company, it recorded a liability in the amount of approximately $692,000 for the principal balance due on the Purchasing Agreement, which was offset against the gain on sale of the Recycling Subsidiaries. See Note 4 of the Consolidated Financial Statements. As of the years ended December 30, 2023 and December 31, 2022, the amount due to Live Ventures was approximately $692,000 and $624,000, respectively.
Recycling Subsidiaries Disposition
On March 19, 2023, the Company entered into a Stock Purchase Agreement (the “Recycling Purchase Agreement”) with VM7 Corporation, a Delaware corporation (“VM7”), under which it agreed to acquire all of the outstanding equity interests of the Recycling Subsidiaries, consisting of: (a) ARCA Recycling, (b) ARCA Canada, and (c) Connexx. The principal of VM7 is Virland A. Johnson, our Chief Financial Officer. The sale of all of the outstanding equity interests of the Recycling Subsidiaries to VM7 under the Recycling Purchase Agreement was consummated simultaneously with the execution of the Recycling Purchase Agreement. The Company’s Board of Directors unanimously approved the Recycling Purchase Agreement and the Disposition Transaction.
The economic aspects of the Disposition Transaction are: (i) the Company reduced the liabilities on its consolidated balance sheets by approximately $17.6 million, excluding those related to the California Business Fee and Tax Division; (ii) the Company will receive not less than $24.0 million in aggregate monthly payments from VM7, which payments are subject to potential increase due to the Recycling Subsidiaries’ future performance; and (iii) during the next five years, the Company may request that VM7 prepay aggregate monthly payments in the aggregate amount of $1 million. The Company also received one thousand dollars for the equity of each of the Recycling Subsidiaries at the closing. Each monthly payment is to be the greater of (a) $140,000 (or $100,000 for each January and February during the 15-year payment period) or (b) a monthly percentage-based payment, which is an amount calculated as follows: (i) 5% of the Recycling Subsidiaries’ aggregate gross revenues up to $2,000,000 for the relevant month, plus (ii) 4% of the Recycling Subsidiaries’ aggregate gross revenues between $2,000,000 and $3,000,000 for the relevant month, plus (iii) 3% of the Recycling

Subsidiaries aggregate gross revenues over $3,000,000 for the relevant month. VM7 will receive credit toward the payment of the first monthly payment (March of 2023) for any payments, distributions, or cash dividends paid by any of the Recycling Subsidiaries to the Company on or after March 19, 2023.
During the fourth quarter of fiscal 2023, VM7 determined that, after expending significant amounts of time and resources, it was unable to obtain sufficient equity or debt financing to continue the operations of the Recycling Subsidiaries. Accordingly, the Company was advised that the operations of the Recycling Subsidiaries were wound down and, ultimately, ceased. Because the Company did not receive all of the economic benefits of the Disposition Transaction and understands that it will not receive any future benefits of the Disposition Transaction, the Company determined to impair the $5.3 million carrying value of the Disposition Transaction fully on its balance sheet. The Company also determined not to exercise any of its remedies under the Stock Purchase Agreement so that the Company could maintain its focus on its clinical-stage biopharmaceutical activities.
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
The following fees were billed to us by our independent registered public accounting firms, Frazier & Deeter, LLC (“Frazier & Deeter”) and Hudgens CPA, PLLC (“Hudgens”) and for 2023, and WSRP, LLC (“WSRP”) and Frazier & Deeter for 2022. Frazier & Deeter was appointed as our auditor on February 7, 2023 and served in such capacity until June 26, 2023:

Description	December 30, 2023	December 31, 2022
Audit fees	$295,508	$353,500
Audit-related Fees	—	—
Tax fees	—	40,800
All other fees	—	4,000
Total	$295,508	$398,300

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Financial Statements, Financial Statement Schedules and Exhibits
1.Financial Statements
See Index to Financial Statements under Item 8 of this report.
2.Financial Statement Schedules
None.
3.Exhibits
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

3.14	Certificate of Designation of the Rights, Preferences, and Limitations of Series S Convertible Preferred Stock, filed with the Secretary of State of the State of Nevada on December 28, 2022.

4.1	Description of Our Securities

4.2
Specimen Stock Certificate [filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 26, 2020 filed on November 10, 2020 (File No. 0-19621) and incorporated herein by reference].

4.3	Form of Pre-Funded Warrant, dated August 22, 2023.

4.4	Form of Warrant, dated August 22, 2023.

4.5	Form of Placement Agent Warrant, dated August 22, 2023.

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

10.2X
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

10.27	Third Amendment to Secured Revolving Line of Credit Promissory Note dated March 17, 2022 with Isaac Capital Group, LLC.

10.28	Asset Purchase Agreement between JanOne Inc. and SPYR Technologies Inc., dated May 24, 2022.

10.29	Promissory Note of SPYR Technologies Inc. in favor of JanOne Inc., dated May 24, 2022.

10.92	General Credit and Security Agreement, dated as of September 26, 2022, between Gulf Coast Bank and Trust Company and ARCA.

10.93	Guaranty to Gulf Coast Bank and Trust by JanOne Inc., dated as of September 21, 2022.

10.94	Debt Subordination Agreement by Isaac Capital Group, dated as of September 21, 2022.

10.95	Agreement and Plan of Merger made and entered into as of December 28, 2022, among the registrant, STI Merger Sub Inc., Soin Therapeutics, LLC, and Amol Soin, M.D.

10.96	Stock Purchase Agreement between JanOne Inc. and VM7 Corporation, dated as of March 19, 2023 (Filed as Exhibit 10.95)

10.97	Stock and Membership Interests Pledge Agreement made by VM7 Corporation and Virland Johnson in favor of JanOne Inc., dated March 19, 2023 (Filed as Exhibit 10.96)

10.98	Form of Securities Purchase Agreement dated March 22, 2023.

10.99	Form of Securities Purchase Agreement, dated August 18, 2023.

10.100	Warrant Purchase Agreement by and between JanOne, Inc. or its assigns and the Investor made effective as of January 12, 2024.

10.101	Form of Fourth Amendment to Secured Revolving Line of Credit with Isaac Capital Group LLC, dated February 7, 2024.

10.102	Form of First Amendment to Promissory Note with Live Ventures Incorporated, dated February 7, 2024.

10.103	Form of Promissory Note in favor of Isaac Capital Group LLC, dated February 7, 2024.

10.104	Form of Promissory Note in favor of Live Ventures Incorporated, dated February 7, 2024.

10.105	Form of First Amendment to Agreement and Plan of Merger among the registrant, STI Merger Sub Inc., Soin Therapeutics, LLC, and Amol Soin, M.D., dated January 24, 2024.

10.106	Form of Promissory Note in favor of Jon Isaac, dated March 4, 2024.

10.107	Consulting Agreement with Jon Isaac, dated March 4, 2024.

21.1	List of Subsidiaries of the Registrant

23.1+	Consent of Hudgens, LLC, Independent Registered Public Accounting Firm.

23.2+	Consent of Frazier & Deeter, LLC, Independent Registered Public Accounting Firm.

31.1+	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+	The following materials from our Annual Report on Form 10-K for the fiscal year ended January 1, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Notes to Consolidated Financial Statements, and (vi) document and entity information.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(a)3 of this Form 10-K.

+	Filed herewith.

†	Furnished herewith.
[For the exhibits that are being incorporated by reference, we need to say what filings they came from and I don’t know that I see that here.]
×	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv)

SIGNATURES
Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

April 8, 2024	JANONE INC. (Registrant)

	By	/s/ Tony Isaac
Tony Isaac
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer
/s/ Tony Isaac	Chief Executive Officer, Treasurer	April 8, 2024
Tony Isaac

Principal Financial and Accounting Officer
/s/ Virland A. Johnson	Chief Financial Officer	April 8, 2024
Virland A. Johnson

Directors
/s/ Tony Isaac	Director	April 8, 2024
Tony Isaac

/s/ Richard Butler	Director	April 8, 2024
Richard Butler

/s/ John Bitar	Director	April 8, 2024
John Bitar

/s/ Nael Hajjar	Director	April 8, 2024
Nael Hajjar