Form 10-Q
period 2024-03-30
JanOne Inc.
filed 2024-05-03
CIK 862861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☐    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of April 30, 2024, there were 8,976,379 outstanding shares of the registrant’s common stock, with a par value of $0.001.

JANONE INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
JANONE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per-share amounts)

	March 30, 2024	December 30, 2023
	(Unaudited)
Assets
Cash and cash equivalents	$61	$5
Trade and other receivables, net	331	266
Prepaid expenses and other current assets	799	75
Total current assets	1,191	346
Intangible assets - Soin, net	17,203	17,842
Other intangible assets, net	4	4
Marketable securities	180	286
Deposits and other assets	—	9
Total assets	$18,578	$18,487
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$2,034	$2,272
Accrued liabilities - other	2,541	3,633
Due to Soin	2,900	—
Related party notes payable	600	—
Total current liabilities	8,075	5,905
Deferred income taxes, net	564	639
Related party note payable	504	707
Notes payable	1,806	—
Other noncurrent liabilities	—	34
Total liabilities	10,949	7,285
Commitments and contingencies (Note 12)
Mezzanine equity
Convertible preferred stock, series S - par value $0.001 per share 200,000 authorized, 100,000 and 100,000 shares issued and outstanding at March 30, 2024 and December 30, 2023, respectively	3,856	14,510
Stockholders' equity:
Preferred stock, series A - par value $0.001 per share 2,000,000 authorized, 193,730 and 193,730 shares issued and outstanding at March 30, 2024 and December 30, 2023, respectively	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 7,551,379 and 4,957,647 shares issued and outstanding at March 30, 2024 and at December 30, 2023, respectively	5	3
Convertible preferred stock, series S - par value $0.001 per share 200,000 authorized, 100,000 and 100,000 shares issued and outstanding at March 30, 2024 and December 30, 2023, respectively	7,993	—
Additional paid-in capital	48,553	47,323
Accumulated deficit	(52,778)	(50,634)
Total stockholders' equity (deficit)	3,773	(3,308)
Total liabilities and stockholders' equity	$18,578	$18,487
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JANONE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(Dollars in thousands, except per-share)

	For the Thirteen Weeks Ended
	March 30, 2024	April 1, 2023
Revenues	$—	$—
Cost of revenues	—	—
Gross profit	—	—
Operating expenses:
Selling, general and administrative expenses	1,806	1,099
Operating loss	(1,806)	(1,099)
Other income (expense):
Interest income (expense), net	(252)	475
Unrealized loss on marketable securities	(190)	(247)
Other income, net	29	(18)
Total other income, net	(413)	210
Income (loss) from continuing operations before provision for income taxes	(2,219)	(889)
Income tax benefit	(75)	(227)
Net income (loss) from continuing operations	(2,144)	(662)
Gain (loss) from discontinued operations (including a $15.8 million gain on sale)	—	13,976
Income tax provision for discontinued operations	—	3,229
Net income (loss) from discontinued operations	—	10,747
Net income	$(2,144)	$10,085
Net income (loss) per share:
Net loss per share from continuing operations, basic and diluted	$(0.34)	$(0.21)
Net (loss) income per share from discontinued operations, basic and diluted	$—	$3.36
Net (loss) income per share, basic and diluted	$(0.34)	$3.15
Weighted average common shares outstanding:
Basic	6,308,331	3,199,061
Diluted	6,308,331	3,199,061
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JANONE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	For the Thirteen Weeks Ended
	March 30, 2024	April 1, 2023
OPERATING ACTIVITIES:
Net loss from continuing operations	$(2,144)	$(662)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	639	364
Stock based compensation expense	345	8
Accretion of note receivable discount	—	(230)
Unrealized loss on marketable securities	190	247
Related party notes issued for shared services	600	—
Change in deferred tax liability	(75)	—
Changes in assets and liabilities:
Accounts receivable, net of dispositions	(149)	(3)
Prepaid expenses and other current assets, net of dispositions	7	125
Accounts payable and accrued expenses, net of dispositions	33	256
Deposits and other assets	10	1
Operating cash flows provided by discontinued operations	—	2,320
Net cash (used in) provided by operating activities	(544)	2,426
INVESTING ACTIVITIES:
Investing cash flows used in discontinued operations	—	(156)
Net cash used in investing activities	—	(156)
FINANCING ACTIVITIES:
Proceeds from equity financing, net	600	368
Payments on short-term notes payable	—	(205)
Financing cash flows from discontinued operations	—	(2,212)
Net cash provided by (used in) financing activities	600	(2,049)
Effect of changes in exchange rate on cash and cash equivalents	—	17
INCREASE IN CASH AND CASH EQUIVALENTS	56	238
CASH AND CASH EQUIVALENTS, beginning of period	5	115
LESS CASH OF DISCONTINUED OPERATIONS, end of period	—	—
CASH AND CASH EQUIVALENTS, end of period	$61	$353
Supplemental cash flow disclosures:
Interest paid	$—	$117
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JANONE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
(Dollars in thousands)

	Series A-1 Preferred		Series S-1 Preferred		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 30, 2023	193,730	$—	100,000	$—	4,957,647	$3	$47,323	$(50,634)	$—	$(3,308)
Share based compensation	—	—	—	—	—	—	345	—	—	345
Reclassification of Series S stock to liability	—	—	—	—	—	—	(339)	—	—	(339)
Reclassification of Series S stock to permanent equity	—	—	—	—	—	—	—	—	—	7,993
Common stock issued for equity financing	—	—	—	—	884,880	1	626	—	—	627
Common stock issued for consulting agreement	—	—	—	—	200,000	—	232	—	—	232
Common stock issued in lieu of note payable obligations	—	—	—	—	600,000	1	366	—	—	367
Common stock issued for RSU's granted	—	—	—	—	908,852	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(2,144)	—	(2,144)
Balance, March 30, 2024	193,730	$—	100,000	$—	7,551,379	$5	$48,553	$(52,778)	$—	$3,773

	Series A-1 Preferred		Series S-1 Preferred		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2022	222,588	$—	100,000	$—	3,150,230	$2	$45,748	$(42,822)	$(621)	$2,307
Share based compensation	—	—	—	—	—	—	8	—	—	8
Common stock issued for equity financing	—	—	—	—	361,000	1	368	—	—	369
Common stock issued for legal settlement	—	—	—	—	103,707	—	170	—	—	170
Other comprehensive income	—	—	—	—	—	—	—	—	621	621
Net income	—	—	—	—	—	—	—	10,085	—	10,085
Balance, April 1, 2023	222,588	$—	100,000	$—	3,614,937	$3	$46,294	$(32,737)	$—	$13,560
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Note 1: Background
The accompanying consolidated financial statements include the accounts of JanOne Inc., a Nevada corporation, and its subsidiaries (collectively the “Company” or “JanOne”).
The Company had two operating segments – Biotechnology and Recycling. In connection with the sale of ARCA Recycling, Inc. (“ARCA Recycling”) during March 2023, the accounts for the Recycling segment have been presented as discontinued operations in the accompanying consolidated financial statements.
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
Recycling
ARCA Recycling was the Company’s Recycling segment and provides turnkey recycling services for electric utility energy efficiency programs in the United States. ARCA Canada Inc. (“ARCA Canada”) provides turnkey recycling services for electric utility energy efficiency programs in Canada. Customer Connexx, LLC (“Connexx”) provides call center services for ARCA Recycling and ARCA Canada. On March 9, 2023, retroactive to March 1, 2023, the Company entered into a Stock Purchase Agreement with VM7 Corporation, a Delaware corporation, under which the Buyer agreed to acquire all of the outstanding equity interests of (a) ARCA Recycling, Inc., a California corporation, (b) Customer Connexx LLC, a Nevada limited liability company, and (c) ARCA Canada Inc., a corporation organized under the laws of Ontario, Canada (“ARCA Canada”; and, together with ARCA and Connexx, the “Subsidiaries”). The principal of the Buyer is Virland A. Johnson, our Chief Financial Officer. The sale of all of the outstanding equity interests of the Subsidiaries to the Buyer under the Purchase Agreement was consummated simultaneously with the execution of the Purchase Agreement (see Note 17). The Company's Board of Directors unanimously approved the Purchase Agreement and the Disposition Transaction. In connection with the disposition of ARCA Recycling, accounts for the Recycling segment have been presented as discontinued operations in the accompanying consolidated financial statements (see Note 4).
The Company reports on a 52- or 53-week fiscal year. The Company’s 2023 fiscal year (“2023”) ended on December 30, 2023, and the current fiscal year (“2024”) will end on December 28, 2024.
Going concern
The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business, however, the issues described below raise substantial doubt about the Company’s ability to do so.
The Company currently faces a challenging competitive environment and is focused on improving its overall profitability and liquidity, which includes managing expenses. The Company reported a net loss from continuing operations of approximately $2.1 million for the 13 weeks ended March 30, 2024. Additionally, as of March 30, 2024, the Company has total current assets of approximately $1.2 million and total current liabilities of approximately $8.1 million resulting in a net negative working capital of approximately $6.9 million. Cash used in operations from continuing operations was approximately $544,000. Additionally, stockholders' equity, as of March 30, 2024, is approximately $3.8 million.
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
Note 2: Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information and notes required for complete financial statements prepared in conformity with U.S. GAAP. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. However, the Company’s results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 30, 2023.
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
Significant estimates made in connection with the accompanying consolidated financial statements include the fair value in connection with the Series S convertible preferred stock issued in the Soin merger, valuation allowance against deferred tax assets, and estimated useful lives for intangible assets.
Financial Instruments
Financial instruments consist primarily of cash equivalents, trade and other receivables, and obligations under accounts payable, accrued expenses and notes payable. The carrying amounts of cash equivalents, trade receivables and other receivables, accounts payable, accrued expenses and short-term notes payable approximate fair value because of the short maturity of these instruments.
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

Note 3: Mergers and Acquisitions
Soin Pharmaceuticals
Effective January 24, 2024, the Company, Amol Soin (“Dr. Soin”), and Soin Therapeutics LLC, a wholly-owned subsidiary of the Company that was had acquired from Dr. Soin entered into an amendment (the “Soin Amendment”) to the parties’ Agreement and Plan of Merger that was dated as of December 28, 2022 (the “Soin Agreement”). With reference to the Soin Agreement, the parties to the Soin Amendment agreed that the $3.0 million convertible tranche (the first of the three original conversion tranches under the Soin Agreement) would be payable to Dr. Soin in cash rather than through his conversion of shares of the Series S Convertible Preferred Stock (the “Soin Preferred”) that constituted the consideration under the Soin Agreement. We tendered the first $100,000 amended tranche cash payment to Dr. Soin in March 2024; the second amended tranche cash payment to Dr. Soin, also in the amount of $100,000, is due on July 1, 2024; and the third amended tranche cash payment to Dr. Soin, in the amount of $2.8 million, is due on December 31, 2024. During the pendency of the amended cash tranche period, Dr. Soin agreed that he would not convert any of his shares of Soin Preferred. After we have tendered the second and third amended tranche cash payments to Dr. Soin, his conversion rights for the second and third original conversion tranches will remain convertible under the original provisions of the Soin Agreement and the related Certificate of Designation for the Soin Preferred. If we do not tender the second and third amended tranche cash payments to Dr. Soin, we agreed that we will transfer to him the membership interests of Soin Therapeutics LLC, and he will transfer to us the shares of Soin Preferred for cancellation.
In connection with the Soin Amendment, the Company reclassified the $3.0 million convertible tranche, originally valued at approximately $2.7 million on our balance sheet, from mezzanine equity to current liabilities, and reclassified the $10.0 million convertible tranche, originally valued at approximately $8.0 million on our balance sheet, to permanent equity. As of March 30, 2024, the outstanding balance in mezzanine equity relates to the $17.0 million convertible tranche originally valued at approximately $3.9 million.
Note 4: Discontinued Operations
On March 9, 2023, the Company discontinued operations of its Recycling segment as follows:
On March 9, 2023, the Company executed a Stock Purchase Agreement with VM7 Corporation, a Delaware corporation, under which, as of March 1, 2023, the Buyer agreed to acquire all of the outstanding equity interests of (a) ARCA Recycling, Inc., a California corporation, (b) Customer Connexx LLC, a Nevada limited liability company, and (c) ARCA Canada Inc., a corporation organized under the laws of Ontario, Canada (“ARCA Canada”; and, together with ARCA and Connexx, the “Subsidiaries”). The principal of the Buyer is Virland A. Johnson, our Chief Financial Officer. The sale of all of the outstanding equity interests of the Subsidiaries to the Buyer under the Purchase Agreement was consummated simultaneously with the execution of the Purchase Agreement. As of March 30, 2024 and December 30, 2023, no Recycling assets or liabilities were included in discontinued operations.

In accordance with the provisions of ASC 205-20, the Company has not included in the results of continuing operations the results of operations of the discontinued operations in the consolidated statements of operations and comprehensive income (loss). The results of operations for these entities for the 13 weeks ended March 30, 2024 and April 1, 2023 have been reflected as discontinued operations in the consolidated statements of operations and comprehensive income (loss) and consist of the following:

	13 weeks ended
	March 30, 2024	April 1, 2023
Revenues	$—	$3,795
Cost of revenues	—	3,992
Gross profit	—	(197)
Operating expenses from discontinued operations:
Selling, general and administrative expenses	$—	$(14,355)
Total operating income from discontinued operations	—	(14,355)
Operating income from discontinued operations	—	14,158
Other expense from discontinued operations
Interest expense, net	—	(181)
Other expense, net	—	(1)
Total other expense, net	—	(182)
Income before provision for income taxes from discontinued operations	—	13,976
Income tax provision	—	3,229
Net income from discontinued operations	$—	$10,747

In accordance with the provisions of ASC 205-20, the Company has separately reported the cash flow activity of the discontinued operations in the consolidated statements of cash flows. The cash flow activity from discontinued operations for the 13 weeks ended March 30, 2024 and April 1, 2023 have been reflected as discontinued operations in the consolidated statements of cash flows and consist of the following:

	13 weeks ended
	March 30, 2024	April 1, 2023
DISCONTINUED OPERATING ACTIVITIES:
Net income (loss) from discontinued operations	—	10,747
Depreciation and amortization	—	96
Amortization of debt issuance costs	—	11
Amortization of right-of-use assets	—	53
Change in deferred taxes	—	3,229
Gain on sale of ARCA, net of cash	—	(15,967)
Changes in assets and liabilities:
Accounts receivable	—	2,932
Inventories	—	299
Prepaid expenses and other current assets	—	55
Accounts payable and accrued expenses	—	866
Other assets	—	(1)
Net cash provided by (used in) operating activities from discontinued operations	$—	$2,320
DISCONTINUED INVESTING ACTIVITIES:
Purchases of property and equipment	—	(123)
Purchase of intangible assets	—	(33)
Net cash used in investing activities from discontinued operations	$—	$(156)
DISCONTINUED FINANCING ACTIVITIES:
Proceeds from note payable	—	5,162
Payment on related party note	—	(38)
Payments on short term notes payable	—	(7,291)
Payments on notes payable	—	(45)
Net cash used in financing activities from discontinued operations	$—	$(2,212)
Effect of changes in exchange rate on cash and cash equivalents	—	(5)
DECREASE IN CASH AND CASH EQUIVALENTS	—	(53)
CASH AND CASH EQUIVALENTS, beginning of period	—	53
CASH AND CASH EQUIVALENTS, end of period	$—	$—
Note 5: Trade and other receivables
The Company’s trade and other receivables as of March 30, 2024 and December 30, 2023, respectively, were as follows (in $000’s):

	March 30, 2024		December 30, 2023
Interest receivable - SPYR	$251		$266
Other receivables	80		—
Trade and other receivables, net	$331	331000	$266

Note 6: Prepaids and other current assets
Prepaids and other current assets as of March 30, 2024 and December 30, 2023 consist of the following (in $000’s):

	March 30, 2024	December 30, 2023
Prepaid consulting agreement	$732	$3
Prepaid insurance	2	72
Prepaid other	$65	—
Total prepaid expenses and other current assets	$799	$75
Note 7: Intangible Assets
Intangible assets as of March 30, 2024 and December 30, 2023 consist of the following (in $000’s):

	March 30, 2024	December 30, 2023
Soin intangibles *	$19,293	$19,293
Patents and domains	4	4
Intangible assets	19,297	19,297
Less accumulated amortization	(2,090)	(1,451)
Total intangible assets	$17,207	$17,846
*The Soin intangibles acquired by the Company consist of the following:
1.Two pending patents and one approved patent related to the methods of using low-dose Naltrexone to treat chronic pain;
2.Final formula for Naltrexone; and
3.Orphan drug designation as approved by the FDA.
Intangible amortization expense was $639,000 and $363,000 for the 13 weeks ended March 30, 2024 and April 1, 2023, respectively.
Note 8: Marketable Securities
Marketable securities consist of the following (in $000’s, except shares):

	Series G Convertible Preferred Shares	Common Shares Equivalent	Amount
Beginning Balance, December 30, 2023	9,224	952,442,000	$286
Securities received	8,469	846,900,000	84
Mark-to-market	—	—	(190)
Ending Balance, March 30, 2024	17,693	1,799,342,000	180

Note 9: Deposits and other assets
Deposits and other assets as of March 30, 2024 and December 30, 2023 consist of the following (in $000’s):

	March 30, 2024	December 30, 2023
Other	$—	$9
Total deposits and other assets	$—	$9

Note 10: Accrued Liabilities
Accrued liabilities as of March 30, 2024 and December 30, 2023 consist of the following (in $000’s):

	March 30, 2024	December 30, 2023
Compensation and benefits	$58	$37
Accrued guarantees	1,983	3,049
Accrued taxes	103	102
Accrued litigation settlement	397	397
Other	—	48
Total accrued expenses	$2,541	$3,633
Note 11: Debt
On February 7, 2024, the Company amended its outstanding related party promissory obligations (the “ICG Note”) in favor of Isaac Capital Group (“ICG”) to add a convertibility provision. In accordance with Nasdaq Rules, the per-share conversion price was set at $0.61, subject to standard adjustments for (i) stock dividends and splits, (ii) subsequent rights offerings, and (iii) pro rata distributions. The Company’s board of directors provided its approvals of the amendments on February 7, 2024. On March 6, 2024, ICG entered into a Note Purchase Agreement with an otherwise unaffiliated third party, under which the third party acquired the ICG Note. The terms and conditions of the ICG Note were not modified in connection with its acquisition by the third party. The principal amount of the ICG Note on the date of acquisition was approximately $1.2 million. On March 25, 2024, the third party converted $183,000 of the Company's obligation under the ICG Note into 300,000 shares of the Company's common stock. As of March 30, 2024, the amount outstanding on the ICG Note was approximately $987,000.
On February 7, 2024, the Company amended its outstanding related party promissory obligations (the “Live Note”) in favor of Live Ventures Incorporated (“Live”) to add a convertibility provision. In accordance with Nasdaq Rules, the per-share conversion price for each obligation, as amended, was set at $0.61, subject to standard adjustments for (i) stock dividends and splits, (ii) subsequent rights offerings, and (iii) pro rata distributions. The Company’s board of directors provided its final approvals of the amendments on February 7, 2024. On March 6, 2024, Live entered into a Note Purchase Agreement with with another otherwise unaffiliated third party, under which under which the third party acquired the Live Note. The terms and conditions of the acquired Live Note were not modified in connection with its acquisition by the third party. The principal amount of the Live Note on the date of acquisition was approximately $1.0 million. On March 22, 2024, the third party converted $183,000 of the Company's obligation under the Live Note into 300,000 shares of the Company's common stock. As of March 30, 2024, the amount outstanding on the Live Note was approximately $819,000.
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
The Company continues to assert that the SEC’s pursuit of this matter will not result in any benefit to investors and instead will only serve as a distraction from its core business. On October 1, 2021, the Company, filed a motion with the court to dismiss the complaint. The SEC filed its response opposing the motions on November 1, 2021.On September 7, 2022, the motions to dismiss were denied by the court. Pursuant to the automatic stay of proceedings under the Private Securities

Litigation Reform Act, all discovery was stayed pending the motions to dismiss and continues to be stayed pending the June 23, 2023 mediation to which all of the parties have agreed. As of the date of these financial statements, the Company and the SEC have reached a settlement agreement in principal, the written agreement for which was executed by the Company and the SEC and was filed with the Clerk of the Court to be signed by the judge.
Skybridge
On December 29, 2016, the Company served a Minnesota state court complaint for breach of contract on Skybridge Americas, Inc. (“SA”), the Company’s primary call center vendor throughout 2015 and most of 2016. The Company sought damages in the millions of dollars as a result of alleged overcharging by SA and lost client contracts. On January 25, 2017, SA served a counterclaim for unpaid invoices in the amount of approximately $460,000 plus interest and attorneys’ fees. On March 29, 2017, the Hennepin County district court (the “District Court”) dismissed the Company’s breach of contract claim based on SA’s overuse of its Canadian call center but permitted the Company’s remaining claims to proceed. Following motion practice, on January 8, 2018 the District Court entered judgment in SA’s favor, which was amended as of February 28, 2018, for a total amount of approximately $614,000, including interest and attorneys’ fees. On March 4, 2019, the Minnesota Court of Appeals (the “Court of Appeals”) ruled and (i) reversed the District Court’s judgment in favor of Skybridge on the call center location claim and remanded the issue back to the District Court for further proceedings, (ii) reversed the District Court’s judgment in favor of Skybridge on the net payment issue and remanded the issue to the District Court for further proceedings, and (iii) affirmed the District Court’s judgment in Skybridge’s favor against the Company’s claim that Skybridge breached the contract when it failed to meet the service level agreements. As a result of the decision by the Court of Appeals, the District Court’s award of interest and attorneys’ fees, etc. was reversed. The Company and SA held a mediation session in July 2020. Trial was held in August 2020 and on February 1, 2021, the District Court assessed damages against the Company in the amount of approximately $715,000 plus interest, fees, and costs and attorneys’ fees of $475,000. In subsequent proceedings, the Appeals Court affirmed the District Court judgment. Of the total amount awarded to SA, less the funds that the Company had previously deposited with the District Court, SA remains entitled to approximately $422,000 of statutory interest, which obligation has been assumed by the Buyer in connection with the ARCA and Subsidiaries Disposition transaction. On April 10, 2024, SA sold its judgment to an otherwise unaffiliated third party for the face value of the judgment and the interest accrued thereon through that date (an aggregate of $433,920.03), plus accrued legal fees (in the amount of $18,123.50) to which SA was entitled in accordance with the terms of the underlying agreement with the Company and with the judgment. The purchaser agreed to forbear from enforcing the judgment, subject to the Company’s repayment or his conversion thereof. In connection with the third-party’s forbearance, the Company issued its promissory note to such person in the initial principal amount of 147,956.47, which bears interest at the rate of 10% per annum, and, as with the underlying judgment, is convertible into shares of the Company’s common stock at a fixed per-share conversion price of $2.60.
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
Under the terms of the Settlement Agreement, the Company, on its own behalf and on behalf of GeoTraq and Mr. Isaac, agreed to tender to Mr. Sullivan an aggregate of $1.95 million (the “GeoTraq Settlement Consideration”) in the following manner: (i) $250,000, which was tendered in cash on or about the date of the Settlement Agreement and (ii) up to 10 quarterly installments of not less than $170,000 that commenced on June 1, 2021, and continued not less frequently than every three months thereafter (the “GeoTraq Installments”). The Company may tender the GeoTraq Installments in cash or in the equivalent value of shares of its common stock (the value of the shares to be determined by a formula set forth in the Settlement Agreement), in either case at the Company's discretion. The Company may also prepay one or more GeoTraq Installments in full or in part at any time or from time to time either in cash or in shares of its common stock (a “GeoTraq Prepayment”). If the Company elected to prepay one or more GeoTraq Installments with shares of its common stock, Mr. Sullivan reserved the right not to consent to a tender thereof in excess of 50% of the value of that specific GeoTraq Prepayment; however, Mr. Sullivan was restricted in the reasons for which he can refuse to provide his written consent. The number of shares of the Company's common stock to be issued upon any GeoTraq Prepayment is determined by a different formula than the one to be utilized for a GeoTraq Installment. On March 17, 2023, the Company converted 5,185 of Mr. Sullivan’s Series A-1 Preferred shares and issued 103,707 shares of the Company's common stock as payment for its quarterly installment. On June 1, 2023, the Company converted 7,697 of Mr. Sullivan’s Series A-1 Preferred shares into 153,941 shares of the Company’s common stock in payment of its June 30, 2023 quarterly installment. On September 1, 2023, the Company converted 14,471 of Mr. Sullivan’s Series A-1 Preferred shares into 289,421 shares of the Company’s common stock in payment of its September 30, 2023 quarterly installment. As of September 30, 2023, the full balance due under the Settlement Agreement had been repaid and the remaining 1,505 shares of Mr. Sullivan’s Series A-1 Preferred shares were returned to the Company for cancellation without any further consideration.
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
Main/270
The Company is a defendant in an action filed on April 11, 2022, in the U.S. District Court Southern District of Ohio, Eastern Division, styled, Trustees Main/270, LLC, Plaintiff, vs ApplianceSmart, Inc. and JANONE, Inc., Defendant, Case no.: 2:22-cv-01938-ALM-EPD. The Company was a guarantor of the lease between the Plaintiff and ApplianceSmart, Inc. Plaintiff alleged a cause of action against the Company in respect of the guaranty and seeks approximately $90,000 therefor. Plaintiff also seeks approximately $1,420,000 against ApplianceSmart and the Company on a joint and several basis. The Company and Live Ventures Incorporated (“Live Ventures”), the parent company of ApplianceSmart, have an agreement, pursuant to which all attorney's fees and any judgment will be divided equally between the parties. Nevertheless, the Company does not believe that it is obligated to Plaintiff in that amount and the parties continue to negotiate a potential settlement.
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
The Company is party from time to time to other ordinary course disputes that we do not believe to be material to our financial condition as of March 30, 2024.
Note 13: Stockholders’ Equity
Common Stock: Our Articles of Incorporation authorize 200,000,000 shares of common stock that may be issued from time to time having such rights, powers, preferences and designations as the Board of Directors may determine. During the 13 weeks ended March 30, 2024 and April 1, 2023, no shares of common stock were issued in lieu of professional services.
On August 18, 2023, the Company entered into a Securities Purchase Agreement with a certain institutional investor for the sale by the Company in a registered direct offering of: (i) 418,000 shares of the Company’s common stock, par value $0.001 per share, at an offering price of $0.8811 per share and (ii) pre-funded warrants exercisable for up to 481,348 shares of Common Stock to the Investor at an offering price equal to $0.8801 per pre-funded Warrant. In connection with the Securities Purchase Agreement, during the 13 weeks ended March 30, 2024, the Company issued 27,738 shares of its common stock to three third-parties in exchange for brokerage services.
On October 9, 2023, the stockholders approved the Company's 2023 Equity Incentive Plan (the “2023 Plan”) at its Annual Meeting of Stockholders held in October 2023, the Company's Compensation Committee awarded 908,852 Restricted Stock Units (“RSU's”) to various employees of the Company. The RSU's were immediately vested, and the total value of the award was $345,000 based upon the closing price of $0.3796 of the Company's stock on October 9, 2023. The 2023 Plan having been approved by stockholders, 908,852 shares of the Company's common stock were issued during the 13 weeks ended March 30, 2024.
On February 23, 2024, the Company entered into Unit Purchase Agreements with two otherwise unaffiliated third-party investors, pursuant to which each Investor agreed to purchase 408,163 units of securities from the Company, at a price per Unit of $0.7350, for an aggregate purchase price of $300,000 per investor for an aggregate price of $600,000. Each Unit consists of one share of the Company’s common stock and one warrant to purchase an additional share of common stock. The per-Unit price is allocated as follows: $0.61 per share of common stock and $0.125 per Warrant. The Warrant has a three-year term and will be immediately exercisable. Each Warrant is exercisable at $0.61 per share. The Company intends to use the proceeds from the Unit Purchases for its working capital needs. Further, the Company issued an additional 40,816 shares of its common stock to another party in exchange for brokerage services rendered.
On March 4, 2024, the Company entered into a two-year Consulting Agreement (the “Consulting Agreement”) with Jon Isaac, pursuant to which he will provide a variety of services to the Company. In connection with the Consulting Agreement, the Company issued to Mr. Isaac 200,000 restricted shares of its common stock (see Note 18).
On March 22, 2024, pursuant to the terms and conditions of a promissory note, the Company converted $183,000 of obligations into 300,000 shares of the Company's common stock (see Note 11).
On March 25, 2024, pursuant to the terms and conditions of a promissory note, the Company converted $183,000 of obligations into 300,000 shares of the Company's common stock (see Note 11).
As of March 30, 2024, and December 30, 2023, there were 7,551,379 and 4,957,647 shares, respectively, of common stock issued and outstanding.
Equity Offerings: The Company's 2023 Plan, which was adopted by the Board in August 2023 and approved by the stockholders at the 2023 Annual Meeting of Stockholders, replaces the 2016 Plan, which replaced the 2011 Plan. Under the 2023 Plan, the maximum aggregate number of shares, which may be subject to or delivered under Awards granted under the Plan is two million (2,000,000) shares. Awards may be in the form of a Stock Award, Option, Stock Appreciation Right, Stock Unit, or Other Stock-based Award granted in accordance with the terms of the respective Plan. During the 13 weeks ended March 30, 2024, the Company recognized $345,000 in share-based compensation expense related to the 908,852 RSU's that were awarded and immediately vested (see above).

The Company's 2016 Plan authorizes the granting of awards in any of the following forms: (i) incentive stock options, (ii) nonqualified stock options, (iii) restricted stock awards, and (iv) restricted stock units, and expires on the earlier of October 28, 2026, or the date that all shares reserved under the 2016 Plan are issued or no longer available. On November 4, 2020, the Company amended the 2016 Plan to increase the issuance of common shares from 400,000 to 800,000. The vesting period is determined by the Board of Directors at the time of the stock option grant. As of March 30, 2024 and December 30, 2023, 100,000 options were outstanding under the 2016 Plan.
The Company's 2011 Plan authorizes the granting of awards in any of the following forms: (i) stock options, (ii) stock appreciation rights, and (iii) other share-based awards, including but not limited to, restricted stock, restricted stock units or performance shares, and expired on the earlier of May 12, 2021, or the date that all shares reserved under the 2011 Plan are issued or no longer available. As of March 30, 2024 and December 30, 2023, 14,000 were outstanding under the 2011 Plan. No additional awards will be granted under the 2011 Plan.
The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no stock options granted during the 13 weeks ended March 30, 2024.
Additional information relating to all outstanding stock options is as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Outstanding at December 30, 2023	114,000	$5.68	$—	6.1
Outstanding at March 30, 2024	114,000	$5.68	$11	5.9
Exercisable at March 30, 2024	114,000	$5.68	$11	5.9
The Company recognized $0 and $8,000 of share-based compensation expense related to stock options for the 13 weeks ended March 30, 2024 and April 1, 2023, respectively.
As of April 1, 2023, the Company has the Company had no unrecognized share-based compensation expense associated with equity awards.
Series A-1 Preferred Stock
Shares of Series A-1 Preferred Stock are convertible into the Company’s common shares at a ratio of 20:1. No shares were converted during the 13 weeks ended March 30, 2024. As of March 30, 2024 and December 30, 2023, there were 176,230 shares of Series A-1 Preferred Stock outstanding.
Series S Preferred Stock
On December 28, 2022 the Company acquired Soin Therapeutics by way of merger. In connection with this transaction, with a potential value of up to $30 million, the Company tendered 100,000 shares of the Company's Series S Convertible Preferred Stock. Shares of Series S Convertible Preferred Stock are convertible into the Company’s common shares at a ratio of 1:1. As of March 30, 2024 and December 30, 2023, there were 100,000 shares of Series S Convertible Preferred Stock outstanding.
Note 14: Mezzanine Equity
During the 13 weeks ended March 30, 2024, the Company reclassified approximately $2.7 million from mezzanine equity to current liabilities, and approximately $8.0 million from mezzanine equity to permanent equity (see Note 3). Consequently, as of March 30, 2024, the outstanding balance in mezzanine equity was approximately $3.9 million.
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
The following table presents the computation of basic and diluted net income (loss) per share (in $000’s, except share and per–share data):

	For the Thirteen Weeks Ended
	March 30, 2024	April 1, 2023
Continuing Operations
Basic and diluted
Net loss from continuing operations	$(2,144)	$(662)
Weighted average common shares outstanding	6,308,331	3,199,061
Basic and diluted loss per share from continuing operations	$(0.34)	$(0.21)
Discontinued Operations
Basic and diluted
Net income from discontinued operations	$—	$10,747
Weighted average common shares outstanding	6,308,331	3,199,061
Basic and diluted income per share from discontinued operations	$—	$3.36
Total
Basic and diluted
Net (loss) income	$(2,144)	$10,085
Weighted average common shares outstanding	6,308,331	3,199,061
Basic and diluted (loss) income per share	$(0.34)	$3.15
Potentially dilutive securities totaling 114,000 and 120,000 were excluded from the calculation of diluted earnings per share for the 13 weeks ended March 30, 2024 and April 1, 2023, respectively, because the effects were anti-dilutive based on the application of the treasury stock method. Additionally, 176,230 shares of Series A-1 Preferred Stock, convertible into approximately 3.5 million shares of the Company’s common stock, and 100,000 shares of Series S Preferred Stock, convertible into 3.0 million shares of the Company's commons stock (subject to certain contractual, event-based, and temporal limitations), were excluded from the calculation of diluted earnings per share as, by agreement, these shares could not be converted as of March 30, 2024.
Note 16: Income Taxes
The Company recorded an income tax benefit from continuing operations of approximately $75,000 and $227,000 for the 13 weeks ended March 30, 2024 and April 1, 2023, respectively, and an income tax expense from discontinued operations of approximately $0 and $3.2 million for the 13 weeks ended March 30, 2024 and April 1, 2023, respectively. The Company’s overall effective tax rate was 3.4% and 22.9% for the 13 weeks ended March 30, 2024 and April 1, 2023, respectively. The effective tax rates and related provisional tax amounts vary from the U.S. federal statutory rate primarily due to state taxes and certain non-deductible expenses.
Note 17: Segment Information
The Company operates within targeted markets through two reportable segments for continuing operations: biotechnology and recycling. The Biotechnology segment commenced operations in September 2019 and is focused on development of new and innovative solutions for ending the opioid epidemic ranging from digital technologies to educational advocacy. The Recycling segment includes all fees charged and costs incurred for collecting, recycling and installing appliances for utilities and other customers. The Recycling segment also includes byproduct revenue, which is primarily generated through the recycling of appliances. The nature of products, services and customers for each segment varies significantly. As such, the segments are managed separately. Our Chief Executive Officer has been identified as the Chief Operating Decision Maker (“CODM”). The CODM evaluates performance and allocates resources based on sales and income from operations of each segment. Operating loss represents revenues less cost of revenues and operating expenses, including certain allocated selling, general and administrative costs. There are no intersegment sales or transfers. Due the sale of

Company's Recycling segment during March 2023, it is being presented as discontinued operations for the 13 weeks ended April 1, 2023.
The following tables present the Company's segment information for the 13 weeks ended March 30, 2024 and April 1, 2023 (in $000's):

	Thirteen Weeks Ended
	March 30, 2024	April 1, 2023
Revenues
Biotechnology	$—	$—
Discontinued operations	—	3,795
Total Revenues	$—	$3,795
Gross profit
Biotechnology	$—	$—
Discontinued operations	—	(197)
Total Gross profit	$—	$(197)
Operating loss
Biotechnology	$(1,806)	$(1,099)
Discontinued operations	—	14,158
Total Operating loss	$(1,806)	$13,059
Depreciation and amortization
Biotechnology	$—	$364
Discontinued operations	—	96
Total Depreciation and amortization	$—	$460
Interest (income) expense, net
Biotechnology	$252	$(475)
Discontinued operations	—	181
Total Interest expense, net	$252	$(294)
Net income (loss) before income taxes
Biotechnology	$(2,219)	$(889)
Discontinued operations	—	13,976
Total Net income before income taxes	$(2,219)	$13,087
Note 18: Related Parties
Shared Services
Tony Isaac, the Company’s Chief Executive Officer, is the father of Jon Isaac, President and Chief Executive Officer of Live Ventures and managing member of Isaac Capital Group LLC (“ICG”). Tony Isaac, Chief Executive Officer, and Richard Butler, Board of Directors member of the Company, are members of the Board of Directors of Live Ventures. The Company also shares certain executive, accounting and legal services with Live Ventures. The total services shared were approximately $338,000 and $32,000 for the 13 weeks ended March 30, 2024 and April 1, 2023, respectively. Customer Connexx rents approximately 9,900 square feet of office space from Live Ventures in Las Vegas, Nevada. Effective August 2023, due to the winding down of operations of the Recycling Subsidiaries, the Company ceased leasing office space in the Las Vegas, Nevada facility. The total rent and common area expense was approximately $— and $36,000 for the 13 weeks ended March 30, 2024 and April 1, 2023, respectively.
Notes with Live Ventures and ICG
On February 7, 2024, the Company entered into a promissory notes with each of Live Ventures and ICG. The initial principal amount of each note is $300,000, with an interest rate of 10% per annum. Pursuant to an amendment to each note, $100,000 of principal, and accrued interest thereon, is due on September 7, 2024 for each note, and the balance of each note is due on December 31, 2024. At the Company’s option, the obligation under each note is convertible after the six-

month anniversary thereof at a per-share conversion price of $0.61, subject to standard adjustments for (i) stock dividends and splits, (ii) subsequent rights offerings, and (iii) pro rata distributions. The Company’s board of directors approved the issuance of the two notes on February 7, 2024. As of March 30, 2024, the principal balances outstanding on each of the promissory notes was $300,000.
Isaac Consulting Agreement
On March 4, 2024, the Company entered into a two-year Consulting Agreement with Jon Isaac, pursuant to which he will provide to the Company (the “Services”): (i) strategic financial advice, including growth strategies, capital allocation, and financial restructuring; (ii) sales and business development advice, including for the acquisition of new clients and new products through networking, referrals, and marketing efforts for our prospective products; (iii) in-depth research and market intelligence on specific industries, sectors, and market trends; (iv) financial models and financial analysis to support strategic decision-making; (v) assistance, through site visits, in the preparation of new client offers and bids for proposed projects; (vi) weekly update calls with management to align on progress of objectives and goals; (vii) enhanced non-confidential materials; (viii) business risk management support; and (ix) other services to which the Company and he may agree that will be memorialized in writing if, when, and as needed during the two-year term.
As compensation for the Services, the Company agreed to (i) assign to him two universal life insurance policies that relate to the life of one of the founders of our now-disposed legacy recycling business (the first policy has an accumulated value/surrender value of approximately $3,854 and the second has an accumulated value/surrender value of approximately $468); (ii) contingently tender to him funds in our Canadian counsel’s trust account in the event that the prospective Order of the Court of Appeal for Ontario Canada in the matter styled, Amtim Capital Inc. and Appliance Recycling Centers of America, Case No. COA-23-CV-0156, becomes the final Order of the Court, which amount we estimated not to exceed approximately US$220,000; (iii) issue to him 200,000 restricted shares of our common stock with the per-share value being the average of the Nasdaq historical NOCP closing price during the five trading days prior to our board approving the Consulting Agreement, which shares were awarded from our 2023 Equity Incentive Plan; and (iv) a two-year, straight 10% convertible promissory note in the initial principal amount of $500,000, with a per-share conversion price equivalent to the per-share value of the restricted common stock that he was granted ($1.16). The maturity date of the promissory note is March 4, 2026. The value of the restricted shares was $232,000 on the date issued. As of March 30, 2024, the principal balance outstanding on the promissory note was $500,000.
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
•Recycling: Our Recycling segment is a turnkey appliance recycling program. We receive fees charged for recycling, replacement and additional services for utility energy efficiency programs and have established 18 Regional Processing Centers (“RPCs”) for this segment throughout the United States and Canada. On March 9, 2023, we entered into a Stock Purchase Agreement, retroactive to March 1, 2023, with VM7 Corporation, a Delaware corporation, under which the Buyer agreed to acquire all of the outstanding equity interests of our Recycling segment. Consequently, the results for this segment are reported as discontinued operations for the 13 weeks ended April 1, 2023.

For the Thirteen Weeks Ended March 30, 2024 and April 1, 2023
Results of Operations
The following table sets forth certain statement of operations items and as a percentage of revenue, for the periods indicated (in $000's):

	13 Weeks Ended	13 Weeks Ended
	March 30, 2024	April 1, 2023
Statement of Operations Data:
Revenues	$—	$—
Cost of revenues	—	—
Gross profit	—	—
Selling, general and administrative expenses	1,806	1,099
Operating loss	(1,806)	(1,099)
Interest income, net	(252)	475
Unrealized loss on marketable securities	(190)	(247)
Other income, net	29	(18)
Net income (loss) before provision of income taxes	(2,219)	(889)
Income tax benefit	(75)	(227)
Net income (loss) from continuing operations	(2,144)	(662)
Income from discontinued operations	—	13,976
Income tax provision (benefit) for discontinued operations	—	3,229
Net income (loss) from discontinued operations	—	10,747
Net loss	$(2,144)	$10,085
The following tables set forth revenues for key product and service categories, percentages of total revenue and gross profits earned by key product and service categories and gross profit percent as compared to revenues for each key product category indicated (in $000's):

	13 Weeks Ended		13 Weeks Ended
	March 30, 2024		April 1, 2023
	Net Revenue	Percent of Total	Net Revenue	Percent of Total
Revenue
Revenue from discontinued operations	$—	—%	$3,795	100.0%
Biotechnology	—	—%	—	—%
Total revenue	$—	—%	$3,795	100.0%

	13 Weeks Ended		13 Weeks Ended
	March 30, 2024		April 1, 2023
	Gross Profit	Gross Profit Percentage	Gross Profit	Gross Profit Percentage
Gross Profit
Gross profit from discontinued operations	$—	—%	$(197)	-5.2%
Biotechnology	—	—%	—	—%
Total gross profit	$—	—%	$(197)	-5.2%
Revenue
Revenue decreased by approximately $3.8 million for the 13 weeks ended March 30, 2024, as compared to the 13 weeks ended April 1, 2023. The decrease is due to the disposition of our Recycling segment as of March 1, 2023.

Cost of Revenue
Cost of revenue decreased by approximately $4.0 million for the 13 weeks ended March 30, 2024, as compared to the 13 weeks ended April 1, 2023. The decrease is due to the disposition of our Recycling segment as of March 1, 2023.
Selling, General and Administrative Expense
Selling, general and administrative expenses increased by approximately $700,000, or 64.3%, for the 13 weeks ended March 30, 2024, as compared to the 13 weeks ended April 1, 2023, primarily due to increased amortization costs relating to the Soin intangibles, as well as stock-based compensation expense recognized due to the grants of RSU’s (see Note 13). This increase relates only to continuing operations.
Interest Expense, net
Interest expense, net increased by approximately $727,000 for the 13 weeks ended March 30, 2024, as compared to the 13 weeks ended April 1, 2023 primarily due to no longer accreting the discounts in connection with the promissory note with SPYR and the receivable from VM7.
Unrealized Loss on Marketable Securities
Unrealized loss on marketable securities for the 13 weeks ended March 30, 2024 was approximately $190,000, as compared to a loss of approximately $247,000 for the 13 weeks ended April 1, 2023. An unrealized gain or loss on marketable securities is recorded to mark to fair value securities received in connection to the sale of GeoTraq..
Segment Performance
We report our business in the following segments: Biotechnology and discontinued operations. We expect revenues and profits for our biotechnology segment to be driven by the development of pharmaceuticals that treat the root cause of pain but are non-opioid painkillers. We include Corporate expenses within the Biotechnology segment. As discussed above, we sold our Recycling segment in March 2023, and detail its results as discontinued operations below.
Operating loss by operating segment, is defined as loss before net interest expense, other income and expense, provision for income taxes ($000’s).

	13 Weeks Ended March 30, 2024			13 Weeks Ended April 1, 2023
	Biotechnology	Discontinued Operations	Total	Biotechnology	Discontinued Operations	Total
Revenue	$—	$—	$—	$—	$3,795	$3,795
Cost of revenue	—	—	—	—	3,992	3,992
Gross profit	—	—	—	—	(197)	(197)
Selling, general and administrative expense	1,806	—	1,806	1,099	(14,355)	(13,256)
Operating loss	$(1,806)	$—	$(1,806)	$(1,099)	$14,158	$13,059
Biotechnology Segment
Our biotechnology segment incurred expenses of approximately $1.8 million and $1.1 million related to employee costs and professional services related to research, corporate services, and stock-based compensation expense, as well as amortization of the Soin intangibles for the 13 weeks ended March 30, 2024 and the 13 weeks ended April 1, 2023, respectively.
Discontinued Operations
Discontinued operations consists of our Recycling segment, which was disposed of effective March 1, 2023. Revenue for the 13 weeks ended March 30, 2024 decreased by approximately $3.8 million as compared to the prior year period, which was due to the disposition of our Recycling segment as of March 1, 2023.

Operating loss for the 13 weeks ended March 30, 2024, increased by approximately $700,000 as compared to the prior year period. The increase is primarily due increased amortization of the Soin intangible, as well as stock-based compensation expense recognized due to the grants of RSU’s (seen Note 13).
Liquidity and Capital Resources
Overview
As of March 30, 2024, our cash on hand was $61,000. We intend to raise funds to support future development of JAN 123 either through capital raises or structured arrangements.
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
Cash Flows
During the 13 weeks ended March 30, 2024, cash used in operations was approximately $544,000, compared to cash provided by operations of approximately $2.4 million during the 13 weeks ended April 1, 2023. Cash provided by discontinued operations during the 13 weeks ended April 1, 2023 was approximately $2.3 million, while cash provided by continuing operations was approximately $106,000. The decrease in cash was primarily due to results of operations as discussed above.
Cash used in investing activities was approximately $0 and $156,000, respectively, for the 13 weeks ended March 30, 2024 and the 13 weeks ended April 1, 2023. Cash used in investing activities for the 13 weeks ended March 30, 2024 was all associated with discontinued operations and was related to purchases of property and equipment. Cash used in investing activities for the 13 weeks ended March 30, 2024 was all associated with discontinued operations and was related to purchases of property and equipment.
Cash provided by financing activities was $600,000 for the 13 weeks ended March 30, 2024, and relates to proceeds received from warrants converted to our common stock. Cash used in financing activities was approximately $2.0 million for the 13 weeks ended April 1, 2023. Cash used in financing activities from discontinued operations for the 13 weeks ended April 1, 2023 was approximately $2.2 million and was primarily due to the repayment of debt obligations. Cash provided financing activities from continued operations for the 13 weeks ended April 1, 2023 was approximately $163,000 and was related to $368,000 in proceeds from equity financing, partially offset by $205,000 in debt repayments..
Sources of Liquidity
We continue to face a challenging competitive environment as we continue to focus on raising capital and managing expenses. We reported a net loss of approximately $2.1 million from continuing operations in for the 13 weeks ended March 30, 2024, and a net loss from continuing operations of approximately $662,000 for the 13 weeks ended April 1, 2023 primarily due to increased amortization expense of the Soin intangible, stock-based compensation expense of $345,000, and an increase in interest expense of approximately $700,000 due to due to no longer accreting the discounts in connection with the promissory note with SPYR and the receivable from VM7. Additionally, the Company has total current assets of approximately $1.2 million and total current liabilities of approximately $8.1 million resulting in a net negative working capital of approximately $6.9 million. Cash used in continuing operations was approximately $544,000.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Evaluation of Disclosure control and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure..
Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 30, 2024, the period covered in this report, our disclosure controls and procedures were not effective because of the material weaknesses discussed below.
In light of the conclusion that our internal disclosure controls are ineffective as of March 30, 2024, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regard to this Quarterly Report. Accordingly, the Company believes, based on its knowledge, that: (i) this Quarterly Report does not contain any untrue statement of a material fact or omit a material fact; and (ii) the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this Quarterly Report.
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
Our management assessed the effectiveness of our internal control over financial reporting as of March 30, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 regarding Internal Control – Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting was not effective as of March 30, 2024.
Management noted material weaknesses in internal control when conducting their evaluation of internal control as of March 30, 2024. (1) Insufficient written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act; and (2) Insufficient resources to maintain adequate segregation of duties and maintain its internal control environment.
These material weaknesses remained outstanding as of the filing date of this Form 10-Q and management is currently working to remedy these outstanding material weaknesses.
The Company’s management, including the Company’s CEO and CFO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls over financial reporting will prevent or detect all error and all fraud. A control system, regardless of how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. These inherent limitations include the following: judgements in decision-making can be faulty, and control and process breakdowns can occur because of simple errors or mistakes, controls can be circumvented by individuals, acting alone or in collusion with each other, or by management override, the design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the fiscal year ended March 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings
The information in response to this item is included in Note 12, Commitments and Contingencies, to the Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q.
Item 1A. Risk Factors
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item. However, in light of the SEC Complaint, the Company provides the following additional risk factors, which supplements the risk factors previously disclosed by the Company in Part I, Item 1A, Risk Factors, of the 2023 10-K.
We may not be able to maintain compliance with the continued listing requirements of The Nasdaq Capital Market.
Our common stock is listed on The Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other requirements including, without limitation, a requirement that our closing bid price be at least $1.00 per share and net stockholders’ equity of not less than $2.5 million. If we fail to continue to meet all applicable continued listing requirements for The Nasdaq Global Market in the future and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, our ability to obtain financing to repay debt, and fund our operations.
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

JanOne Inc.
(Registrant)

Date:	May 3, 2024	By:	/s/ Tony Isaac
Tony Isaac
Chief Executive Officer
(Principal Executive Officer)

Date:	May 3, 2024	By:	/s/ Virland A. Johnson
Virland A. Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)