Form 10-Q
period 2024-06-29
ALT5 Sigma Corp
filed 2024-08-19
CIK 862861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 29, 2024
or
☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File No. 0-19621
ALT5 Sigma Corporation
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	41-1454591 (I.R.S. Employer Identification No.)

325 E. Warm Springs Road, Suite 102 Las Vegas, Nevada (Address of principal executive offices)	89119 (Zip Code)
702-997-5968
(Registrant’s telephone number, including area code)
JanOne Inc.
(Former Name or Former Address, if Changed Since Last Report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	ALTS	The Nasdaq Stock Market LLC (The Nasdaq Capital Market)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of August 15, 2024, there were 12,769,015 outstanding shares of the registrant’s common stock, with a par value of $0.001.

ALT5 SIGMA CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
ALT5 SIGMA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per-share amounts)

	June 29, 2024	December 30, 2023
	(Unaudited)
Assets
Cash and cash equivalents	$5,764	$5
Trade and other receivables, net	984	266
Digital assets receivable	22,477	—
Prepaid expenses and other current assets	1,660	75
Total current assets	30,885	346
Property and equipment, net	1,170	—
Right of use assets	186	—
Marketable securities	434	286
Deposits and other assets	—	9
Intangible assets, net	34,996	17,846
Goodwill	7,724	—
Total assets	$75,395	$18,487
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$2,937	$2,272
Accrued liabilities	2,438	3,633
Digital assets payable	28,241	—
Due to Soin	2,900	—
Convertible debentures	1,686	—
Operating lease liabilities	59	—
Notes payable	3,244	—
Related party notes payable and advances	1,006	—
Total current liabilities	42,511	5,905
Deferred income taxes, net	1,587	639
Related party notes payable	516	707
Notes payable	3,868	—
Operating lease liabilities	127	—
Other noncurrent liabilities	—	34
Total liabilities	48,609	7,285
Commitments and contingencies (Note 16)
Mezzanine equity
Convertible preferred stock, series S - par value $0.001 per share, 200,000 authorized, 100,000 and 100,000 shares issued and outstanding at June 29, 2024 and December 30, 2023, respectively	3,856	14,510
Stockholders' equity:
Preferred stock, series A-1 - par value $0.001 per share, 2,000,000 authorized, 69,980 and 193,730 shares issued and outstanding at June 29, 2024 and December 30, 2023, respectively	—	—
Preferred stock, series B - par value $0.001 per share, 34,250 authorized, 34,207 and 0 shares issued and outstanding at June 29, 2024 and December 30, 2023, respectively	8,552	—
Preferred stock, series M - par value $0.001 per share, 3,200 authorized, 3,200 and 0 shares issued and outstanding at June 29, 2024 and December 30, 2023, respectively	—	—
Convertible preferred stock, series S - par value $0.001 per share, 200,000 authorized, 100,000 and 100,000 shares issued and outstanding at June 29, 2024 and December 30, 2023, respectively	7,993	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 12,589,015 and 4,957,647 shares issued and outstanding at June 29, 2024 and at December 30, 2023, respectively	7	3
Accumulated other comprehensive deficit	(807)	—
Additional paid-in capital	59,374	47,323
Accumulated deficit	(52,189)	(50,634)
Total stockholders' equity (deficit)	22,930	(3,308)
Total liabilities and stockholders' equity	$75,395	$18,487
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALT5 SIGMA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(Dollars in thousands, except per-share)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Revenues	$2,169	$—	$2,169	$—
Cost of revenues	1,071	—	1,071	—
Gross profit	1,098	—	1,098	—
Operating expenses:
Selling, general and administrative expenses	4,014	1,060	5,820	2,159
Operating loss	(2,916)	(1,060)	(4,722)	(2,159)
Other income (expense):
Interest income (expense), net	4	365	(248)	840
Unrealized loss on marketable securities	(180)	—	(370)	(247)
Unrealized gain on exchange transactions	461	—	461	—
Realized gain on exchange transactions	240	—	240	—
Other income, net	129	757	158	739
Total other income, net	654	1,122	241	1,332
Income (loss) from continuing operations before provision for income taxes	(2,262)	62	(4,481)	(827)
Income tax benefit	(2,851)	(17)	(2,926)	(244)
Net income (loss) from continuing operations	589	79	(1,555)	(583)
Gain from discontinued operations	—	1	—	13,976
Income tax provision (benefit) for discontinued operations	—	(43)	—	3,186
Net income from discontinued operations	—	44	—	10,790
Net income (loss)	$589	$123	$(1,555)	$10,207
Net income (loss) per share:
Net income (loss) per share from continuing operations, basic	$0.07	$0.02	$(0.18)	$(0.17)
Net income (loss) per share from continuing operations, diluted	$0.07	$0.02	$(0.18)	$(0.17)
Net income per share from discontinued operations, basic	$—	$0.01	$—	$3.14
Net income per share from discontinued operations, diluted	$—	$0.01	$—	$3.14
Net income per share, basic	$0.07	$0.03	$(0.18)	$2.97
Net income per share, diluted	$0.07	$0.03	$(0.18)	$2.97
Weighted average common shares outstanding:
Basic	8,404,102	3,665,887	8,426,349	3,432,374
Diluted	8,404,102	3,665,887	8,426,349	3,432,374
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALT5 SIGMA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	For the Twenty-Six Weeks Ended
	June 29, 2024	July 1, 2023
OPERATING ACTIVITIES:
Net income loss from continuing operations	$(1,555)	$(583)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,300	727
Stock based compensation expense	1,507	12
Related party notes issued for shared services	600	—
Accretion of note receivable discount	—	(518)
Unrealized gain on marketable securities	370	247
Unrealized gain on digital assets	(461)	—
Change in deferred tax liability	(2,927)	—
Changes in assets and liabilities:
Accounts receivable, net of acquisitions and dispositions	1,730	342
Digital assets receivable	(13,280)	—
Prepaid expenses and other current assets, net of dispositions	262	292
Digital assets payable	11,478	—
Accounts payable and accrued expenses, net of dispositions	503	(529)
Other Assets	9	1
Operating cash flows provided by discontinued operations	—	2,320
Net cash (used in) provided by operating activities	(464)	2,311
INVESTING ACTIVITIES:
Cash acquired in Alt5 Subsidiary acquisition	5,853	—
Investing cash flows used in discontinued operations	—	(156)
Net cash provided by (used in) investing activities	5,853	(156)
FINANCING ACTIVITIES:
Proceeds from equity financing, net	851	368
Proceeds from related parties	577	—
Payments on notes payable	(251)	(274)
Financing cash flows from discontinued operations	—	(2,212)
Net cash provided by (used in) financing activities	1,177	(2,118)
Effect of changes in exchange rate on cash and cash equivalents	(807)	17
INCREASE IN CASH AND CASH EQUIVALENTS	5,759	54
CASH AND CASH EQUIVALENTS, beginning of period	5	115
LESS CASH OF DISCONTINUED OPERATIONS, end of period	—	—
CASH AND CASH EQUIVALENTS, end of period	$5,764	$169
Supplemental cash flow disclosures:
Interest paid	$—	$118
Income taxes paid	—	—
Noncash recognition of new leases	186	—
Noncash financing and investing activities:
Stock issued for the acquisition of Alt5 Subsidiary	$16,000	$—
Common stock issued for consulting services	853	—
Common stock issued liability obligations	367	—
Notes payable converted to common stock	122	—
Common stock issued for property and equipment	1,170	—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALT5 SIGMA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)
(Dollars in thousands)

	Series A-1 Preferred			Series S-1 Preferred			Series B Preferred			Series M Preferred			Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Deficit	Total Stockholders' Equity
	Shares		Amount	Shares		Amount	Shares		Amount	Shares		Amount	Shares	Amount
Balance, December 30, 2023	193,730		$—	100,000		$—	—		$—	—		—	4,957,647	$3	$47,323	$(50,634)	$—	$(3,308)
Share based compensation	—		—	—		—	—		—	—		—	—	—	345	—	—	345
Reclassification of Series S stock to liability	—		—	—		—	—		—	—		—	—	—	(339)	—	—	(339)
Reclassification of Series S stock to permanent equity	—		—	—		—	—		—	—		—	—	—	—	—	—	7,993
Common stock issued for equity financing	—		—	—		—	—		—	—		—	884,880	1	626	—	—	627
Common stock issued for consulting agreement	—		—	—		—	—		—	—		—	200,000	—	232	—	—	232
Common stock issued in lieu of notes payable obligation	—		—	—		—	—		—	—		—	600,000	1	366	—	—	367
Common stock issued for RSU's granted	—		—	—		—	—		—	—		—	908,852	—	—	—	—	—
Net income	—		—	—		—	—		—	—		—	—	—	—	(2,144)	—	(2,144)
Balance, March 30, 2024	193,730		—	100,000		—	—		—	—		—	7,551,379	5	48,553	(52,778)	—	3,773
Share based compensation	—		—	—		—	—		—	—		—	295,000	—	1,161	—	—	1,161
Common stock issued for acquisition of Alt5 Subsidiary	—		—	—		—	—		—	—		—	1,799,115	1	7,447	—	—	7,448
Series B preferred stock issued for acquisition of Alt5 Subsidiary	—		—	—		—	34,207		8,552	3,200		—	—	—	—	—	—	8,552
Conversion of note receivable to common stock	—		—	—		—	—		—	—		—	200,000	—	122	—	—	122
Common stock issued for equity financing	—		—	—		—	—		—	—		—	120,598	—	342	—	—	342
Conversion of Series A-1 to common stock	(123,750)		—	—		—	—		—	—		—	2,125,000	—	—	—	—	—
Common stock issued for consulting agreement	—		—	—		—	—		—	—		—	197,923	1,000	579	—	—	580
Common stock issued for property and equipment	—		—	—		—	—		—	—		—	300,000	—	1,170	—	—	1,170
Foreign currency adjustment	—		—	—		—	—		—	—		—	—	—	—		(807)	(807)
Net income	—		—	—		—							—	—	—	589	—	589
Balance, June 29, 2024	69,980	69980	$—	100,000	100000	$—	34,207	34207	$8,552	3,200	3200	$—	12,589,015	$7	$59,374	$(52,189)	$(807)	$22,930

	Series A-1 Preferred		Series S-1 Preferred		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2022	222,588	$—	100,000	$—	3,150,230	$2	$45,748	$(42,822)	$(621)	$2,307
Share based compensation	—	—	—	—	—	—	8	—	—	8
Common stock issued for equity financing	—	—	—	—	361,000	1	368	—	—	369
Series A-1 Preferred converted for legal settlement	(5,185)	—	—	—	103,707	—	170	—	—	170
Other comprehensive income	—	—	—	—	—	—	—	—	621	621
Net Income	—	—	—	—	—	—	—	10,085	—	10,085
Balance, April 1, 2023	217,403	—	100,000	—	3,614,937	3	46,294	(32,737)	—	13,560
Share based compensation	—	$—	—	$—	—	$—	$5	$—	$—	5
Net Income	—	$—	—	$—	—	$—	$—	$123	$—	123
Balance, July 1, 2023	217,403	$—	100,000	$—	3,614,937	$3	$46,299	$(32,614)	$—	$13,688
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Note 1: Background
The accompanying consolidated financial statements include the accounts of ALT5 Sigma Corporation, a Nevada corporation, and its subsidiaries (collectively, the “Company” or “ALT5”). Effective July 15, 2024, the Company changed its corporate name from “JanOne Inc.” to “ALT5 Sigma Corporation,” and also changed its Nasdaq common stock ticker symbol from “JAN” to “ALTS”. The corporate name change was effected through a parent/subsidiary short-form merger of ALT5 Sigma Corporation, the Company's wholly-owned Nevada subsidiary formed solely for the purpose of effectuating the name change), whereby it merged with and into the Company, with the Company being the surviving entity, albeit with its new name.
The Company had three operating segments – Biotechnology, Fintech, and Recycling. In connection with the sale of ARCA Recycling, Inc. (“ARCA Recycling”), the accounts for the Recycling segment have been presented as discontinued operations in the accompanying consolidated financial statements.
Biotechnology
During September 2019, ALT5 Sigma Corporation, through its biotechnology segment, broadened its business perspectives to become a pharmaceutical company focused on finding treatments for conditions that cause severe pain and bringing to market drugs with non-addictive pain-relieving properties. Effective December 28, 2022, the Company acquired Soin Therapeutics LLC, a Delaware limited liability company (“STLLC”), and its product, a patent-pending, novel formulation of low-dose naltrexone, (“JAN123”). The product is being developed for the treatment of Complex Regional Pain Syndrome (CRPS), an indication that causes severe, chronic pain generally affecting the arms or legs. At present, there are no truly effective treatments for CRPS. Because of the relatively small number of patients afflicted with CRPS, the FDA has granted Orphan Drug Designation for any product approved for treatment of CRPS. This designation will provide the Company with tax credits for its clinical trials, exemption of user fees, and the potential of seven years of market exclusivity following approval. In addition, development of orphan drugs currently also involves smaller trials and quicker times to approval, given the limited number of patients available to study. However, there can be no assurance that the product will receive FDA approval or that it will result in material sales.
Fintech
On May 15, 2024, the Company acquired ALT5 Sigma, Inc. (“ALT5 Subsidiary”). ALT5 Subsidiary is a fintech company that provides next generation blockchain-powered technologies to enable a migration to a new global financial paradigm. ALT5 Subsidiary, through its respective subsidiaries, offers two main platforms to its customers: “ALT5 Pay” and “ALT5 Prime.” ALT5 Pay is a crypto-currency payment gateway that enables registered and approved global merchants to accept and make crypto-currency payments or to integrate the ALT5 Pay payment platform into their application or operations using the plugin with WooCommerce and or ALT5 Pay’s checkout widgets and APIs. Merchants have the option to convert to fiat currency (US Dollars, Canadian Dollars, Euros, and British Pounds Sterling) automatically or to receive their payment in digital assets (see Note 3).
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
The Company currently faces a challenging competitive environment and is focused on improving its overall profitability, which includes managing expenses. The Company reported a net loss from continuing operations of approximately $1.6 million for the 26 weeks ended June 29, 2024. Additionally, as of June 29, 2024, the Company has total current assets of approximately $30.9 million and total current liabilities of approximately $42.5 million resulting in a net negative working capital of approximately $11.6 million. Cash used in operations from continuing operations was approximately $464,000. Additionally, stockholders’ equity, as of June 29, 2024, is approximately $22.9 million.
The Company intends to raise funds to support future development of JAN 123 and JAN 101 and through a combination of cash flows derived from its acquisition of ALT5 (see Note 3), capital raises, and/or structured arrangements. However, the success of such funding cannot be assured.
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
Reclassifications
Certain amounts in the prior period have been reclassified to conform to the current period presentation. These reclassifications have no material effect on the reported financial results.
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
Significant estimates made in connection with the accompanying consolidated financial statements include the fair value in connection with the Series S convertible preferred stock issued in the Soin merger, the Series B and Series M preferred stock issued in the transaction, pursuant to which the Company acquired the ALT5 Subsidiary, valuation allowance against deferred tax assets, and estimated useful lives for intangible assets.
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

Digital Assets and other Receivables
Digital assets and other receivables are the Company’s digital assets and its customer prepayments in the form of digital assets. The Company holds all digital assets in secure non-custodial wallets through the wallet services from Fireblocks. As of June 29, 2024, the outstanding balance of digital assets and other receivables was approximately $22.5 million.
Digital Assets and other Payables
Digital assets and other payables are liabilities that represent the Company’s obligation to deliver the settlement of transactions in the form of digital assets and or cash. The Company safeguards these digital assets and cash for customers and is obligated to safeguard them from loss, theft, or other misuse. The Company recognizes digital assets and other payables, on initial recognition and at each reporting date, at fair value of the digital assets. Any loss, theft, or other misuse would impact the measurement of digital assets and other payables. As of June 29, 2024, the outstanding balance of digital assets and other payables was approximately $28.2 million.
Revenue Recognition
Revenue recognition applies to the Company's Fintech segment only, as the Company's Biotech segment has not recognized revenue to date. Revenue is recognized under Topic 606 in a manner that reasonably reflects the delivery of its services and products to customers in return for expected consideration and includes the following elements:
1.Executed contracts with the Company’s customers that it believes are legally enforceable;
2.Identification of performance obligations in the respective contract;
3.Determination of the transaction price for each performance obligation in the respective contract;
4.Allocation of the transaction price to each performance obligation; and
5.Recognition of revenue only when the Company satisfies each performance obligation.
These five elements, as applied to each of the Company’s revenue category, is summarized below:
1.Product sales – revenue is recognized at the time of sale of equipment to the customer.
2.Service sales – revenue is recognized based on when the service has been provided to the customer.
The Company’s service is comprised of a single performance obligation to buy and sell or convert digital assets to currencies. That is, the Company is the counter party to all transactions between customers and liquidity providers and presents revenue for the fees earned on a net basis.
The Company is acting as principal in all transactions, and control the digital assets being provided before it is transferred to the buyer, and has risk related to the digital assets, and is responsible for the fulfillment of the digital asset transactions. The Company sets the price for the digital assets by aggregating prices from several liquidity providers and displays them on the Company’s platform. As a result, the Company acts as a price discovery service and acts as a principal facilitating the ability for a customer to purchase or sell digital assets.
The Company considers its performance obligation satisfied, and recognizes revenue, at the point in time the transaction is processed. Contracts with customers are usually open-ended and can be terminated by either party without a termination penalty. Therefore, contracts are defined at the transaction level and do not extend beyond the service already provided.
The Company charges a fee at the transaction level. The transaction price, represented by the trading fee, is calculated based on volume and varies depending on payment type and the value of the transaction. Digital asset purchases or sale transactions executed by a customer on the Company’s platform is based on tiered pricing that is driven primarily by transaction volume processed for a specific historical period. The Company has concluded that this volume-based pricing approach does not constitute a future material right since the discount is within a range typically offered to a class of customers with similar volume. The transaction fee is collected from the customer at the time the transaction is executed. In certain instances, the transaction fee can be collected in digital assets, with revenue measured based on the amount of digital assets received and the fair value of the digital assets at the time of the transaction. The Company also marks up or down the digital asset prices and earns revenue from the spread between the buying and selling price. The Company also earns a fee from transfers of currencies and or digital assets. The transfer fees are nominal and are set to offset the fees associated with banking and or blockchain mining fees.

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
Note 3: Mergers and Acquisitions
ALT5
On May 15, 2024, the Company acquired ALT5 Sigma, Inc. (“ALT5 Subsidiary”). ALT5 Subsidiary is a fintech company that provides next generation blockchain-powered technologies to enable a migration to a new global financial paradigm. ALT5 Subsidiary, through its respective subsidiaries, offers two main platforms to its customers: “ALT5 Pay” and “ALT5 Prime.” ALT5 Pay is a crypto-currency payment gateway that enables registered and approved global merchants to accept and make crypto-currency payments or to integrate the ALT5 Pay payment platform into their application or operations using the plugin with WooCommerce and or ALT5 Pay’s checkout widgets and APIs. Merchants have the option to convert to fiat currency (US Dollars, Canadian Dollars, Euros, and British Pounds Sterling) automatically or to receive their payment in digital assets.
As consideration under the acquisition, the Company issued 1,799,100 shares of its common stock to the legacy equity holders of the capital stock of ALT5 Subsidiary. Those shares represented approximately 19.9% of the Company's then-issued and outstanding shares of common stock. Each of the shares of the Company's newly-issued common stock was valued at $4.14, which was the Nasdaq NOCP on Thursday, May 9, 2024, the day immediately prior to the date on which the agreement was executed. The Company also issued 34,207 shares of its newly-designated Series B Preferred Stock (the “Series B Stock”) to the legacy equity holders of the capital stock of ALT5. In connection with the closing of the acquisition of ALT5 Subsidiary, the Company also issued 3,200 shares of its newly-designated Series M Preferred Stock (the “Series M Stock”) to two entities that acted as finders for the transaction.
The fair value of the purchase price components outlined above was $16.0 million due to fair value adjustments for the shares of Series B and Series M Preferred Stock, as detailed below (in $000’s):

Common stock	$7,448
Series B preferred stock	8,552
Total purchase price	$16,000
Under the preliminary purchase price allocation, the Company recognized goodwill of approximately $3.8 million, which is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of the identifiable assets acquired. The values assigned to the assets acquired and liabilities assumed are based on their estimates of fair value available as of May 10, 2024, as calculated by an independent third-party firm. Because the transaction was considered a stock purchase for tax purposes, none of the goodwill arising from the acquisition will deductible for tax purposes. During the thirteen weeks ended June 29, 2024, the Company recorded a noncash fair value adjustment related to deferred tax liabilities in the aggregate amount of approximately $3.9 million, which was recorded to goodwill. The table below outlines the purchase price allocation of the purchase for ALT5 Subsidiary to the acquired identifiable assets, liabilities assumed and goodwill (in $000’s):

Total purchase price		$16,000
Accounts payable		267
Digital assets payable		16,763
Debt		7,613
Total liabilities assumed		24,643
Total consideration		40,643
Cash		5,853
Accounts receivable		2,917
Digital assets receivable		9,082
Intangible assets
Customer relationships	$13,925
Trade names	2,675
Developed technology	1,850
Subtotal intangible assets		18,450
Other		492
Total assets acquired		36,794
Total goodwill		$3,849
Proforma Information
The table below presents selected proforma information for the Company for the thirteen and twenty-six week periods ended June 29, 2024, assuming that the acquisition had occurred on January 1, 2023 (the beginning of the Company’s 2023 fiscal year), pursuant to ASC 805-10-50 (in $000's). This proforma information does not purport to represent what the actual results of operations of the Company would have been had the acquisition occurred on that date, nor does it purport to predict the results of operations for future periods.

	As Reported		Adjustments	Proforma
	ALT5 Sigma Corporation Unaudited 13 weeks ended June 29, 2024	ALT5 Subsidiary Unaudited 13 weeks ended June 29, 2024	Adjustments(1)	ALT5 Sigma Corporation for the 13 weeks ended June 29, 2024
Net revenue	$2,169	$693		$2,862
Net income	$589	$206	$(269)	$526
Earnings per basic common share	$0.07			$0.06
Earnings per basic diluted share	$0.07			$0.06

	As Reported		Adjustments	Proforma
	ALT5 Sigma Corporation Unaudited 13 weeks ended July 1, 2023	ALT5 Subsidiary Unaudited 13 weeks ended July 1, 2023	Adjustments(1)	ALT5 Sigma Corporation for the 13 weeks ended July 1, 2023
Net revenue	$—	$2,021		$2,021
Net income	$123	$1,157	$(537)	$743
Earnings per basic common share	$0.03			$0.20
Earnings per basic diluted share	$0.03			$0.20

	As Reported		Adjustments	Proforma
	ALT5 Sigma Corporation Unaudited 26 weeks ended June 29, 2024	ALT5 Subsidiary Unaudited 26 weeks ended June 29, 2024	Adjustments(1)	ALT5 Sigma Corporation for the 26 weeks ended June 29, 2024
Net revenue	$2,169	$2,918		$5,087
Net income	$(1,555)	$71	$(806)	$(2,290)
Earnings per basic common share	$(0.18)			$(0.27)
Earnings per basic diluted share	$(0.18)			$(0.27)

	As Reported		Adjustments	Proforma
	ALT5 Sigma Corporation Unaudited 26 weeks ended July 1, 2023	ALT5 Subsidiary Unaudited 26 weeks ended July 1, 2023	Adjustments(1)	ALT5 Sigma Corporation for the 26 weeks ended July 1, 2023
Net revenue	$—	$3,254		$3,254
Net income	$10,207	$1,392	$(1,074)	$10,525
Earnings per basic common share	$2.97			$3.07
Earnings per basic diluted share	$2.97			$3.07
(1)Adjustments are related to adjustments made for the following:
•Amortization expense of definite-lived intangible assets has been adjusted based on the preliminary fair value at the acquisition date.
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
In connection with the Soin Amendment, the Company reclassified the $3.0 million convertible tranche, originally valued at approximately $2.7 million on our balance sheet, from mezzanine equity to current liabilities, and reclassified the $10.0 million convertible tranche, originally valued at approximately $8.0 million on our balance sheet, to permanent equity. As of June 29, 2024, the outstanding balance in mezzanine equity relates to the $17.0 million convertible tranche originally valued at approximately $3.9 million.
Note 4: Discontinued Operations
On March 9, 2023, the Company discontinued operations of its Recycling segment as follows:
On March 9, 2023, the Company executed a Stock Purchase Agreement with VM7 Corporation, a Delaware corporation, under which, as of March 1, 2023, the Buyer agreed to acquire all of the outstanding equity interests of (a) ARCA Recycling, Inc., a California corporation, (b) Customer Connexx LLC, a Nevada limited liability company, and (c) ARCA Canada Inc., a corporation organized under the laws of Ontario, Canada (“ARCA Canada”; and, together with ARCA and Connexx, the “Subsidiaries”). The principal of the Buyer is Virland A. Johnson, our Chief Financial Officer. The sale of all of the outstanding equity interests of the Subsidiaries to the Buyer under the Purchase Agreement was consummated simultaneously with the execution of the Purchase Agreement. As of June 29, 2024 and December 30, 2023, no Recycling assets or liabilities were included in discontinued operations.
In accordance with the provisions of ASC 205-20, the Company has not included in the results of continuing operations the results of operations of the discontinued operations in the consolidated statements of operations and comprehensive income (loss). The results of operations for these entities for the 26 weeks ended June 29, 2024 and July 1, 2023 have been reflected as discontinued operations in the consolidated statements of operations and comprehensive income (loss) and consist of the following:

	13 weeks ended		26 Weeks Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Revenues	$—	$—	$—	$3,795
Cost of revenues	—	—	—	3,992
Gross profit	—	—	—	(197)
Operating expenses from discontinued operations:
Selling, general and administrative expenses	$—	$—	—	1,468
Gain on sale of ARCA	—	—	—	(15,824)
Total operating expenses from discontinued operations	—	—	—	(14,356)
Operating income from discontinued operations	—	—	—	14,159
Other income (expense) from discontinued operations
Interest expense, net	—	—	—	(181)
Other income expense, net	—	1	—	(2)
Total other income (loss), net	—	1	$—	$(183)
Income before provision for income taxes from discontinued operations	—	1	—	13,976
Income tax provision (benefit)	—	(43)	—	3,186
Net income from discontinued operations	$—	$44	$—	$10,790
In accordance with the provisions of ASC 205-20, the Company has separately reported the cash flow activity of the discontinued operations in the consolidated statements of cash flows. The cash flow activity from discontinued operations for the 26 weeks ended June 29, 2024 and July 1, 2023 have been reflected as discontinued operations in the consolidated statements of cash flows and consist of the following:

	26 weeks ended
	June 29, 2024	July 1, 2023
DISCONTINUED OPERATING ACTIVITIES:
Net income from discontinued operations	—	10,790
Depreciation and amortization	—	96
Amortization of debt issuance costs	—	11
Amortization of right-of-use assets	—	53
Change in deferred taxes	—	3,185
Gain on sale of ARCA, net of cash	—	(15,967)
Gain on sale of GeoTraq	—	—
Changes in assets and liabilities:
Accounts receivable	—	2,932
Inventories	—	299
Prepaid expenses and other current assets	—	55
Accounts payable and accrued expenses	—	866
Net cash provided by operating activities from discontinued operations	$—	$2,320
DISCONTINUED INVESTING ACTIVITIES:
Purchases of property and equipment	—	(123)
Purchase of intangible assets	—	(33)
Net cash used in investing activities from discontinued operations	$—	$(156)
DISCONTINUED FINANCING ACTIVITIES:
Proceeds from note payable	—	5,162
Payment on related party note	—	(38)
Proceeds from issuance of short-term notes payable	—	(7,291)
Payments on notes payable	—	(45)
Net cash used in financing activities from discontinued operations	$—	$(2,212)
Effect of changes in exchange rate on cash and cash equivalents	—	(5)
DECREASE IN CASH AND CASH EQUIVALENTS	—	(53)
CASH AND CASH EQUIVALENTS, beginning of period	—	53
CASH AND CASH EQUIVALENTS, end of period	$—	$—
Note 5: Trade and other receivables
The Company’s trade and other receivables as of June 29, 2024 and December 30, 2023, respectively, were as follows (in $000’s):

	June 29, 2024	December 30, 2023
Trade receivables	865	—
Interest receivable - SPYR	69	266
Other receivables	50	—
Trade and other receivables, net	$984	$266

Note 6: Prepaids and other current assets
Prepaids and other current assets as of June 29, 2024 and December 30, 2023 consist of the following (in $000’s):

	June 29, 2024	December 30, 2023
Prepaid consulting agreements	$1,145	$3
Prepaid insurance	3	72
Prepaid other	512	—
Total prepaid expenses and other current assets	$1,660	$75
Note 7: Property and Equipment
Property and equipment as of June 29, 2024 and December 30, 2023 consist of the following:

	June 29, 2024	December 30, 2023
Projects under construction	$1,170	$—
Total property and equipment, net	$1,170	$—
The Company recorded no depreciation expense from continuing operations for the 26 weeks ended June 29, 2024 and July 1, 2023.
Note 8: Leases
In connection with its acquisition of ALT5 Subsidiary (see Note 3), the Company leases commercial office space. These assets and properties are leased under noncancelable agreements that expire at various future dates. The agreements, which have been classified as operating leases, provide for minimum rent and require the Company to pay all insurance, taxes, and other maintenance costs. As a result, the Company recognizes assets and liabilities for leases with lease terms greater than 12 months. The amounts recognized reflect the present value of remaining lease payments for all leases. The discount rate used is an estimate of the Company’s blended incremental borrowing rate based on information available associated with each subsidiary’s debt outstanding at lease commencement. In considering the lease asset value, the Company considers fixed and variable payment terms, prepayments and options to extend, terminate or purchase. Renewal, termination, or purchase options affect the lease term used for determining lease asset value only if the option is reasonably certain to be exercised.
The following table details the Company's right of use assets and lease liabilities as of June 29, 2024 and December 30, 2023 (in $000's):

	June 29, 2024	December 30, 2023
Right of use asset - operating leases	$186	$—
Lease liabilities:
Current - operating	59	—
Long term - operating	127	—
As of June 29, 2024, the weighted average remaining lease term for operating leases is 2.7 years. The Company's weighted average discount rate for operating leases is 11.5%. Total cash payments for operating leases for the 26 weeks ended June 29, 2024 was approximately $39,000. No cash payments for operating leases were made during the 26 weeks ended July 1,

2023. Additionally, the Company recognized approximately $186,000 in right of use assets and liabilities upon commencement of operating leases during the 26 weeks ended June 29, 2024.
Total present value of future lease payments of operating leases as of June 29, 2024 (in $000's):

Twelve months ended
2025	$77
2026	77
2027	65
Total	219
Less implied interest	(33)
Present value of payments	$186
Note 9: Intangible Assets
Intangible assets as of June 29, 2024 and December 30, 2023 consist of the following (in $000’s):

	June 29, 2024	December 30, 2023
Soin intangibles *	$19,293	$19,293
Customer relationships	13,925	—
Trade names	2,675	—
Developed technology	1,850	—
Patents and domains	$4	$4
Intangible assets	37,747	19,297
Less accumulated amortization	(2,751)	(1,451)
Total intangible assets	$34,996	$17,846
*The Soin intangibles acquired by the Company consist of the following:
1.Two pending patents and one approved patent related to the methods of using low-dose Naltrexone to treat chronic pain;
2.Final formula for Naltrexone; and
3.Orphan drug designation as approved by the FDA.
Intangible amortization expense was $660,000 and $363,000 for the 13 weeks ended June 29, 2024 and July 1, 2023 and $1.3 million and $726,000 for the 26 weeks ended June 29, 2024 and July 1, 2023.

Note 10: Marketable Securities
Marketable securities in connection with SPYR's acquisition of GeoTraq consist of the following (in $000’s, except shares):

	Series G Convertible Preferred Shares	Common Shares Equivalent	Amount
Beginning Balance, December 30, 2023	9,224	952,442,000	$286
Securities received	8,469	846,900,000	84
Mark-to-market	—	—	(190)
Ending Balance, March 30, 2024	17,693	1,799,342,000	180
Securities received	25,407	25,407,000,000	434
Mark-to-market	—	—	(180)
Ending Balance, June 29, 2024	43,100	27,206,342,000	$434
Note 11: Deposits and Other Assets
Deposits and other assets as of June 29, 2024 and December 30, 2023 consist of the following (in $000’s):

	June 29, 2024	December 30, 2023
Other	—	9
Total deposits and other assets	$—	$9
Note 12: Accrued Liabilities
Accrued liabilities as of June 29, 2024 and December 30, 2023 consist of the following (in $000’s):

	June 29, 2024	December 30, 2023
Compensation and benefits	46	37
Accrued guarantees	1,209	3,049
Accrued Legal	397	—
Accrued taxes	110	102
Accrued litigation settlement	650	397
Other	26	48
Total accrued expenses	$2,438	$3,633
Note 13: Debentures
Debentures outstanding as of June 29, 2024 and December 30, 2023 consisted for the following (in $000's):

	June 29, 2024	December 30, 2023
Interest rate of 12%, maturity date of June 30, 2024	$576	$—
Interest rate of 12%, maturity date of June 30, 2025	1,110	—
Total debentures	$1,686	$—
ALT Subsidiary issued 39 debentures over a period from October 2018 through September 2019. The debentures bear interest at 12% per annum and mature as of June 30, 2024 or June 30, 2025, as detailed in the table above.

Note 14: Long-Term Debt
Long-term debt as of June 29, 2024 and December 30, 2023 consisted of the following (in $000's):

	June 29, 2024	December 30, 2023
Legacy subsidiary fixed deposits	$2,134	$—
Legacy subsidiary loan	3,167	—
Unaffiliated third-party	1,735	—
Other	76	—
Total notes payable, related parties	7,112	—
Less current portion	(3,244)	—
Total long-term notes payable, related parties	$3,868	$—
Legacy Subsidiary Fixed Deposits
During April 2024, the Company's recently acquired subsidiary, ALT5 Sigma, Inc., entered into several Corporate Fixed Deposit Agreements with otherwise unaffiliated third-parties, pursuant to which the Company became obligated for an aggregate of $2.4 million, as set forth in the respective agreements. Each obligation bears interest at a rate of 12% per annum, and has a maturity date of March 13, 2027. As of June 29, 2024, the outstanding aggregate obligations totaled approximately $2.1 million.
Legacy Subsidiary Loan
On August 10, 2023, the Company's recently acquired subsidiary, ALT5 Sigma, Inc., entered into an extension agreement for a Bitcoin promissory note with an otherwise unaffiliated third-party. Pursuant to the terms of the extension agreement, the maturity date is August 10, 2024. The promissory note bears interest at 15% per annum. As of June 29, 2024, the outstanding balance of the note was approximately $3.2 million (principal and accrued interest).
Unaffiliated Third-Party Loans
On February 7, 2024, the Company amended its outstanding related party promissory obligations (the “ICG Note”) in favor of Isaac Capital Group (“ICG”) to add a convertibility provision. In accordance with Nasdaq Rules, the per-share conversion price was set at $0.61, subject to standard adjustments for (i) stock dividends and splits, (ii) subsequent rights offerings, and (iii) pro rata distributions. The Company’s board of directors provided its approvals of the amendments on February 7, 2024. On March 6, 2024, ICG entered into a Note Purchase Agreement with an otherwise unaffiliated third party, under which the third party acquired the ICG Note. The terms and conditions of the ICG Note were not modified in connection with its acquisition by the third party. The principal amount of the ICG Note on the date of acquisition was approximately $1.2 million. On March 25, 2024, the third party converted $183,000 of the Company's obligation under the ICG Note into 300,000 shares of the Company's common stock, and on April 12, 2024, the third-party converted $60,900 into 100,000 shares of the Company's common stock. As of June 29, 2024, the amount outstanding on the ICG Note was approximately $952,000.

On February 7, 2024, the Company amended its outstanding related party promissory obligations (the “Live Note”) in favor of Live Ventures Incorporated (“Live”) to add a convertibility provision. In accordance with Nasdaq Rules, the per-share conversion price for each obligation, as amended, was set at $0.61, subject to standard adjustments for (i) stock dividends and splits, (ii) subsequent rights offerings, and (iii) pro rata distributions. The Company’s board of directors provided its final approvals of the amendments on February 7, 2024. On March 6, 2024, Live entered into a Note Purchase Agreement with with another otherwise unaffiliated third party, under which under which the third party acquired the Live Note. The terms and conditions of the acquired Live Note were not modified in connection with its acquisition by the third party. The principal amount of the Live Note on the date of acquisition was approximately $1.0 million. On March 22, 2024, the third party converted $183,000 of the Company's obligation under the Live Note into 300,000 shares of the Company's common stock, and on April 10, 2024, the third-party converted $60,900 into 100,000 shares of the Company's common stock. As of June 29, 2024, the amount outstanding on the Live Note was approximately $782,000.

Note 15: Related Party Debt
Long-term debt payable to related parties (see Note 20) as of June 29, 2024 and December 30, 2023 consisted of the following (in $000's):

	June 29, 2024	December 30, 2023
Isaac Capital Group	$—	$707
Isaac Capital Group, 10% interest rate, matures December 31, 2024	312	—
Live Ventures Incorporated, 10% interest rate, matures December 31, 2024	312	—
Jon Isaac consulting agreement, 10% interest rate, matures March 4, 2026	516
Isaac Capital Group short-term demand advance, 10% interest rate	100	—
Novalk Apps SAA, LLP short-term demand advance, 10% interest rate	220	—
Tony Isaac short-term demand advance, 10% interest rate	62	—
Total notes payable, related parties	1,522	707
Less current portion	(1,006)	—
Total long-term notes payable, related parties	$516	$707

Twelve months ending June 29,
2025	$1,006
2026	516
Total future maturities of long-term debt, related parties	$1,522
Isaac Capital Group
On February 7, 2024, the Company amended its outstanding related party promissory obligations (the “ICG Note”) in favor of Isaac Capital Group (“ICG”) to add a convertibility provision. In accordance with Nasdaq Rules, the per-share conversion price was set at $0.61, subject to standard adjustments for (i) stock dividends and splits, (ii) subsequent rights offerings, and (iii) pro rata distributions. The Company’s board of directors provided its approvals of the amendments on February 7, 2024. On March 6, 2024, ICG entered into a Note Purchase Agreement with an otherwise unaffiliated third party, under which the third party acquired the ICG Note. The terms and conditions of the ICG Note were not modified in connection with its acquisition by the third party. The principal amount of the ICG Note on the date of acquisition was approximately $1.2 million. On March 25, 2024, the third party converted $183,000 of the Company's obligation under the ICG Note into 300,000 shares of the Company's common stock. As of June 29, 2024, the amount outstanding on the ICG Note was approximately $312,000 (see Note 22).
On April 18, 2024, ICG made a short-term demand advance to the Company in the amount of $100,000. The advance bears interest at a rate of 10% per annum until repaid. As of June 29, 2024, the principal amount outstanding was $100,000 (see Note 22).
Live Ventures Incorporated
On February 7, 2024, the Company amended its outstanding related party promissory obligations (the “Live Note”) in favor of Live Ventures Incorporated (“Live”) to add a convertibility provision. In accordance with Nasdaq Rules, the per-share conversion price for each obligation, as amended, was set at $0.61, subject to standard adjustments for (i) stock dividends and splits, (ii) subsequent rights offerings, and (iii) pro rata distributions. The Company’s board of directors provided its final approvals of the amendments on February 7, 2024. On March 6, 2024, Live entered into a Note Purchase Agreement with another otherwise unaffiliated third party, under which under which the third party acquired the Live Note. The terms and conditions of the acquired Live Note were not modified in connection with its acquisition by the third party. The principal amount of the Live Note on the date of acquisition was approximately $1.0 million. On March 22, 2024, the third party converted $183,000 of the Company's obligation under the Live Note into 300,000 shares of the Company's common stock. As of June 29, 2024, the amount outstanding on the Live Note was approximately $312,000 (see Note 22).
Jon Isaac
On March 4, 2024, the Company entered into a two-year Consulting Agreement with Jon Isaac, pursuant to which he will provide to the Company (the “Services”): (i) strategic financial advice, including growth strategies, capital allocation, and financial restructuring; (ii) sales and business development advice, including for the acquisition of new clients and new products through networking, referrals, and marketing efforts for our prospective products; (iii) in-depth research and market intelligence on specific industries, sectors, and market trends; (iv) financial models and financial analysis to support strategic decision-making; (v) assistance, through site visits, in the preparation of new client offers and bids for proposed projects; (vi) weekly update calls with management to align on progress of objectives and goals; (vii) enhanced non-confidential materials; (viii) business risk management support; and (ix) other services to which the Company and he may agree that will be memorialized in writing if, when, and as needed during the two-year term. In connection with the Consulting Agreement, the Company entered into a a two-year, straight 10% convertible promissory note in the initial principal amount of $500,000, with an interest rate of 10.0% and a per-share conversion price equivalent to the per-share value of the restricted common stock that he was granted ($1.16). The maturity date of the promissory note is March 4, 2026. As of June 29, 2024, the principal balance outstanding on the promissory note was $516,000 (see Note 22).
Novalk Apps SAA, LLP
On May 28, 2024 and June 3, 2024, Novalk Apps SAA, LLP (“Novalk”) made short-term demand advances in the amount of $120,000 and $100,000, respectively, to the Company. The advances bears interest at a rate of 10% per annum until repaid. As of June 29, 2024, the principal amount outstanding was $220,000 (see Note 22).
Tony Isaac
During June 3, 2024, Tony Isaac made a number of short-term demand advances in the aggregate amount of $62,000 to the Company. The advances bears interest at a rate of 10% per annum until repaid. As of June 29, 2024, the principal amount outstanding was $62,000 (see Note 22).
Note 16: Commitments and Contingencies
Litigation
SEC Complaint
On August 2, 2021, the U.S. Securities and Exchange Commission (“SEC”) filed a civil complaint (the “SEC Complaint”) in the United States District Court for the District of Nevada naming the Company and one of its executive officers, Virland Johnson, the Company's Chief Financial Officer, as defendants (collectively, the “Defendants”). Pursuant to an agreed-upon Order of the Court, on May 28, 2024, the Company settled its litigation with the SEC. The Settlement Agreement provided, in pertinent part: “Without admitting or denying the allegations of the complaint (except as provided herein in paragraph 12 and except as to personal and subject matter jurisdiction, which [the Company] admits), [the Company] hereby consents to the entry of the final Judgment in the form attached hereto (the “Final Judgment”) and incorporated by reference herein, which, among other things: “(a) permanently restrains and enjoins [the Company] from violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder [15 U.S.C. § 78j(b) and 17 C.F.R. §§ 240.10b-5]; and (c)[sic] orders [the Company] to pay a civil penalty in the amount of $250,000 under Section 21(d)(3) of the Exchange Act [15 U.S.C. § 78u(d)(3)).” The SEC has agreed to accept four quarterly payments from the Company, each in the amount of $62,500. The Settlement Agreement is attached to the Order as Exhibit 1, both of which documents may be viewed at https://ecf.nvd.uscourts.gov/doc1/115110470966.
The SEC Complaint's remaining allegations relate to financial, disclosure and reporting violations against the executive officer under Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5. The SEC Complaint also alleges various claims against the executive officer under Sections 13(a), 13(b)(2)(A), 13(b)(2)(B) and 13(b)(5) of the Exchange Act and Rules 12b-20, 13a-1, 13a-13, 13a-14, 13b2-1, and 13b2-2. The SEC continues to seek a permanent injunction, civil penalties, and an officer-and-director bar against the executive officer. The foregoing is only a general summary of the SEC Complaint, which may be accessed on the SEC’s website at https://www.sec.gov/litigation/litreleases/2021/lr25155.htm.
Skybridge
On December 29, 2016, the Company served a Minnesota state court complaint for breach of contract on Skybridge Americas, Inc. (“SA”), the Company’s primary call center vendor throughout 2015 and most of 2016. The Company and SA held a mediation session in July 2020. Trial was held in August 2020 and on February 1, 2021, the District Court assessed damages against the Company in the amount of approximately $715,000 plus interest, fees, and costs and attorneys’ fees of $475,000. In subsequent proceedings, the Appeals Court affirmed the District Court judgment. Of the total amount awarded to SA, less the funds that the Company had previously deposited with the District Court, SA remained entitled to approximately $422,000 of statutory interest, which obligation was assumed by the buyer in connection with the Company's disposition of ARCA and its subsidiaries.
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
Sieggreen
In a matter pending in the United States District Court for the District Of Nevada, Case No. 2:21-cv-01517-CDS-EJY, styled as Sieggreen, Individually and On Behalf of All Others Similarly Situated, Plaintiff, v. Live Ventures Incorporated, Jon Isaac, and Virland A. Johnson, Defendants, the Company was added as a defendant on March 6, 2023, and was served on March 23, 2023. Plaintiff has alleged causes of action against the Company for (i) violation of Section 10(b) of the

Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and (ii) violation of Section 10(b) of the Securities Exchange Act of 1934 and Rules 10b-5(a) and 10b-5(c) promulgated thereunder. In June 2023 the Company filed a Motion to Dismiss, regarding which, as of the date of these financial statements, the Court has not ruled. The Court has set a hearing on the Motion to Dismiss for August 28, 2024. The Company strongly disputes and denies all of the allegations contained therein and will continue to defend itself vigorously against the claims.
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
Other Commitments
On December 30, 2017, the Company disposed of its retail appliance segment and sold ApplianceSmart to Live Ventures, a related party. In connection with that sale, as of January 2, 2021, the Company accrued an aggregate amount of future real property lease payments of approximately $767,000 which represented amounts guaranteed or which may have been owed under certain lease agreements to three third party landlords in which the Company either remained the counterparty, was a guarantor, or had agreed to remain contractually liable under the lease (“ApplianceSmart Leases”). A final decree was issued by the court on February 28, 2022, upon the full satisfaction of the Plan, at which time ApplianceSmart emerged from Chapter 11. During the year ended December 30, 2023, the Company reversed approximately $637,000 of the accrual, as the Company is no longer liable for two of these guarantees upon ApplianceSmart's emergence from bankruptcy. As of December 30, 2023, a balance of approximately $130,000 remains as an accrued liability due to an ongoing dispute concerning one of the leases. The Company and Live Ventures have agreed to divide in half between them any ultimate balance owing thereunder and any attorneys’ fees expended in relation thereto..
The Company is party from time to time to other ordinary course disputes that we do not believe to be material to our financial condition as of June 29, 2024.
Note 17: Stockholders’ Equity
Common Stock: Our Articles of Incorporation authorize 200,000,000 shares of common stock that may be issued from time to time having such rights, powers, preferences, and designations as the Board of Directors may determine. During the 13 weeks ended June 29, 2024 and July 1, 2023, no shares of common stock were issued in lieu of professional services.
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
On February 23, 2024, the Company entered into Unit Purchase Agreements with two otherwise unaffiliated third-party investors, pursuant to which each Investor agreed to purchase 408,163 units of securities from the Company, at a price per Unit of $0.7350, for an aggregate purchase price of $300,000 per investor for an aggregate price of $600,000. Each Unit consists of one share of the Company’s common stock and one warrant to purchase an additional share of common stock. The per-Unit price is allocated as follows: $0.61 per share of common stock and $0.125 per Warrant. The Warrant has a three-year term and will be immediately exercisable. Each Warrant is exercisable at $0.61 per share. The Company intends to use the proceeds from the Unit Purchases for its working capital needs. Further, the Company issued an additional 81,632 shares of its common stock to another party in exchange for brokerage services rendered.
On March 4, 2024, the Company entered into a two-year Consulting Agreement (the “Consulting Agreement”) with Jon Isaac, pursuant to which he will provide a variety of services to the Company. In connection with the Consulting Agreement, the Company issued to Mr. Isaac 200,000 restricted shares of its common stock (see Note 22).
On March 22, 2024, pursuant to the terms and conditions of a promissory note, the Company converted $183,000 of obligations into 300,000 shares of the Company's common stock (see Note 22).
On March 25, 2024, pursuant to the terms and conditions of a promissory note, the Company converted $183,000 of obligations into 300,000 shares of the Company's common stock (see Note 22).
On April 10, 2024, pursuant to the terms and conditions of a promissory note, the Company converted $60,900 of obligations into 100,000 shares of the Company's common stock (see Note 22).
On April 12, 2024, pursuant to the terms and conditions of a promissory note, the Company converted $60,900 of obligations into 100,000 shares of the Company's common stock (see Note 22).
On Mar 4, 2024, the Company entered into an Asset Purchase Agreement for the purchase of specified assets of North York LTD. For the purchase of the assets, the Company (i) issued 300,000 restricted shares of its common stock, (ii) issued 5,000 shares of its Series V Convertible Preferred Stock, and (iii) granted a three-year warrant for the purchase of up to 125,000 shares of its common stock at an exercise price of $1.25 per share.
On May 1, 2024, the Company entered into a Securities Purchase Agreement with two institutional investors for the sale by the Company of 79,782 units of the Company's securities at a purchase price of $3.775 per unit, each unit consisting of one share of the Company's common stock and one common stock purchase warrant for the purchase of an additional share of Common Stock. Each three-year warrant is exercisable immediately at an exercise price of $3.63 per share. The gross proceeds were approximately $300,000, before deducting related expenses.
On May 15, 2024, the Company acquired ALT5 Subsidiary. As consideration under the acquisition, the Company issued 1,799,100 shares of its common stock to the legacy equity holders of the capital stock of ALT5 (see Note 3).
On June 3, 2024, the Company entered into a six-month marketing agreement with a non-affiliated third-party, pursuant to which the third-party will provide a variety of marketing-related services to the Company. In connection with the marketing agreement, the Company issued to the third-party 47,923 shares of its common stock.
On June 6, 2024, the Company entered into a one-year consulting agreement with a non-affiliated third-party, pursuant to which the third-party will provide a variety of finance and investor-related services to the Company. In connection with the marketing agreement, the Company issued to the third-party 150,000 shares of its common stock.
During the three months ended June 29, 2024, the Company issued an aggregate of 295,000 shares of its common stock to four individuals under the Company's 2023 Equity Incentive Plan. The aggregate value of the shares at issuance was approximately $1.2 million.
As of June 29, 2024, and December 30, 2023, there were 12,589,015 and 4,957,647 shares, respectively, of common stock issued and outstanding.

Stock Options: The Company's 2023 Plan, which was adopted by the Board in August 2023 and approved by the stockholders at the 2023 Annual Meeting of Stockholders, replaces the 2016 Plan, which replaced the 2011 Plan. Under the 2023 Plan, the maximum aggregate number of shares, which may be subject to or delivered under Awards granted under the Plan is two million (2,000,000) shares. Awards may be in the form of a Stock Award, Option, Stock Appreciation Right, Stock Unit, or Other Stock-based Award granted in accordance with the terms of the respective Plan. During the 13 and 26 weeks ended June 29, 2024, the Company recognized $1.2 million and $1.5 million, respectively, in share-based compensation expense related to the 908,852 RSU's that were awarded and immediately vested, as well as 295,000 shares of the Company's common stock issued (see above).
The Company's 2016 Plan authorizes the granting of awards in any of the following forms: (i) incentive stock options, (ii) nonqualified stock options, (iii) restricted stock awards, and (iv) restricted stock units, and expires on the earlier of October 28, 2026, or the date that all shares reserved under the 2016 Plan are issued or no longer available. On November 4, 2020, the Company amended the 2016 Plan to increase the issuance of common shares from 400,000 to 800,000. The vesting period is determined by the Board of Directors at the time of the stock option grant. As of June 29, 2024 and December 30, 2023, 100,000 options were outstanding under the 2016 Plan.
The Company's 2011 Plan authorizes the granting of awards in any of the following forms: (i) stock options, (ii) stock appreciation rights, and (iii) other share-based awards, including but not limited to, restricted stock, restricted stock units or performance shares, and expired on the earlier of May 12, 2021, or the date that all shares reserved under the 2011 Plan are issued or no longer available. As of June 29, 2024 and December 30, 2023, 14,000 were outstanding under the 2011 Plan. No additional awards will be granted under the 2011 Plan.
The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no stock options granted during the 13 and 26 weeks ended June 29, 2024.
Additional information relating to all outstanding options is as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Outstanding at December 30, 2023	114,000	$5.68	$—	6.1
Outstanding at March 30, 2024	114,000	$5.68	$11	5.9
Cancelled/expired	(6,000)	$17.35
Balance at June 29, 2024	108,000	$5.03	$7	6.0
Exercisable at June 29, 2024	108,000	$5.03	$7	6.0
The Company recognized approximately $1.2 million and $4,000 of share-based compensation expense for the 13 weeks ended June 29, 2024 and July 1, 2023, respectively, and approximately $1.5 million and $12,000 of share-based compensation expense for the 26 weeks ended June 29, 2024 and July 1, 2023, respectively.
As of June 29, 2024, the Company had no unrecognized share-based compensation expense associated with equity awards.
Series A-1 Preferred Stock
123,750 shares were converted during the 26 weeks ended June 29, 2024. As of June 29, 2024 and December 30, 2023, respectively, there were 69,980 and 193,730 shares of Series A-1 Preferred Stock outstanding.
Series S Preferred Stock
On December 28, 2022 the Company acquired Soin Therapeutics by way of merger. In connection with this transaction, with a potential value of up to $30.0 million, the Company tendered 100,000 shares of the Company's Series S Convertible Preferred Stock. Shares of Series S Convertible Preferred Stock are convertible into the Company’s common shares at a ratio of 1:1. As of June 29, 2024 and December 30, 2023, there were 100,000 shares of Series S Convertible Preferred Stock outstanding.

Note 18: Mezzanine Equity
Series S Preferred Stock
During the 26 weeks ended June 29, 2024, the Company reclassified approximately $2.7 million from mezzanine equity to current liabilities, and approximately $8.0 million from mezzanine equity to permanent equity (see Note 3). Consequently, as of June 29, 2024, the outstanding balance in mezzanine equity was approximately $3.9 million.
Note 19: Earnings Per Share
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
The following table presents the computation of basic and diluted net income (loss) per share (in $000’s, except share and per–share data):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Continuing Operations
Basic
Net income (loss) from continuing operations	$589	$79	$(1,555)	$(583)
Weighted average common shares outstanding	8,404,102	3,665,887	8,426,349	3,432,374
Basic income (loss) per share from continuing operations	$0.07	$0.02	$(0.18)	$(0.17)
Diluted
Net income (loss) from continuing operations	$589	$79	$(1,555)	$(583)
Weighted average common shares outstanding	8,404,102	3,665,887	8,426,349	3,432,374
Diluted income (loss) per share from continuing operations	$0.07	$0.02	$(0.18)	$(0.17)
Discontinued Operations
Basic
Net income from discontinued operations	$—	$44	$—	$10,790
Weighted average common shares outstanding	8,404,102	3,665,887	8,426,349	3,432,374
Basic income per share from discontinued operations	$—	$0.01	$—	$3.14
Diluted
Net income from discontinued operations	$—	$44	$—	$10,790
Weighted average common shares outstanding	8,404,102	3,665,887	8,426,349	3,432,374
Diluted income per share from discontinued operations	$—	$0.01	$—	$3.14
Total
Basic
Net income	$589	$123	$(1,555)	$10,207
Weighted average common shares outstanding	8,404,102	3,665,887	8,426,349	3,432,374
Basic income per share	$0.07	$0.03	$(0.18)	$2.97
Diluted
Net income	$589	$123	$(1,555)	$10,207
Weighted average common shares outstanding	8,404,102	3,665,887	8,426,349	3,432,374
Diluted income per share	$0.07	$0.03	$(0.18)	$2.97
Potentially dilutive securities totaling 108,000 and 114,000 were excluded from the calculation of diluted earnings per share for the 26 weeks ended June 29, 2024 and July 1, 2023, respectively, because the effects were anti-dilutive based on the application of the treasury stock method. Additionally, 69,980 shares of Series A-1 Preferred Stock, convertible into 1.4 million of the Company's common stock, and 100,000 shares of Series S Preferred Stock, convertible into 3.0 million shares of the Company's common stock (subject to certain contractual, event-based, and temporal limitations), were excluded from the calculation of diluted earnings per share as, by agreement, these shares could not be converted as of June 29, 2024.
Note 20: Income Taxes
The Company recorded an income tax benefit from continuing operations of approximately $2.9 million and $17,000 for the 13 weeks ended June 29, 2024 and July 1, 2023, respectively, and an income tax benefit from discontinued operations of $0 and an income tax expense of $43,000 for the 13 weeks ended June 29, 2024 and July 1, 2023, respectively. The Company recorded an income tax benefit from continuing operations of approximately $2.9 million and $244,000 for the 26 weeks ended June 29, 2024 and July 1, 2023, respectively, and an income tax expense from discontinued operations of $0 and $3.2 million for the 26 weeks ended June 29, 2024 and July 1, 2023, respectively. The Company’s overall effective tax rate was 65.3% and 29.5% for the 26 weeks ended June 29, 2024 and July 1, 2023, respectively. The effective tax rates and related provisional tax amounts vary from the U.S. federal statutory rate primarily due to state taxes and the release of a valuation allowance in the United States.
Note 21: Segment Information
The Company operates within targeted markets through three reportable segments for continuing operations: Biotechnology, Fintech, and Recycling. The Biotechnology segment commenced operations in September 2019 and is focused on development of new and innovative solutions for ending the opioid epidemic ranging from digital technologies to educational advocacy. The Fintech segment commenced operations during May 2024 with the acquisition of ALT5 Subsidiary (see Note 3), which provides next generation blockchain-powered technologies to enable a migration to a new global financial paradigm. The Recycling segment includes all fees charged and costs incurred for collecting, recycling and installing appliances for utilities and other customers. The Recycling segment also includes byproduct revenue, which is primarily generated through the recycling of appliances. The nature of products, services and customers for each segment varies significantly. As such, the segments are managed separately. Our Chief Executive Officer has been identified as the Chief Operating Decision Maker (“CODM”). The CODM evaluates performance and allocates resources based on sales and income from operations of each segment. Operating loss represents revenues less cost of revenues and operating expenses, including certain allocated selling, general and administrative costs. There are no intersegment sales or transfers. Due the sale of Company's Recycling segment during March 2023, it is being presented as discontinued operations for the 13 and 26 weeks ended July 1, 2023.

The following tables present our segment information for the 13 and 26 weeks ended June 29, 2024 and July 1, 2023 (in $000’s):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Revenues
Biotechnology	$—	$—	$—	$—
Fintech	2,169	—	2,169	—
Discontinued operations	—	—	—	3,795
Total Revenues	$2,169	$—	$2,169	$3,795
Gross profit
Biotechnology	$—	$—	$—	$—
Fintech	1,098	—	1,098	—
Discontinued operations	—	—	—	(197)
Total Gross profit	$1,098	$—	$1,098	$(197)
Operating income (loss)
Biotechnology	$(3,177)	$(1,060)	$(4,983)	$(2,159)
Fintech	261	—	261	—
Discontinued operations	—	—	—	14,159
Total Operating income (loss)	$(2,916)	$(1,060)	$(4,722)	$12,000
Depreciation and amortization
Biotechnology	$—	$362	$—	$726
Fintech	179	—	179	—
Discontinued operations	—	—	—	96
Total Depreciation and amortization	$179	$362	$179	$822
Interest (income) expense, net
Biotechnology	$(161)	$(365)	$91	$(840)
Fintech	157	—	157	—
Discontinued operations	—	—	—	181
Total Interest expense, net	$(4)	$(365)	$248	$(659)
Net income (loss) before income taxes
Biotechnology	$(3,112)	$62	$(5,331)	$(827)
Fintech	850	—	850	—
Discontinued operations	—	1	—	13,976
Total Net income before income taxes	$(2,262)	$63	$(4,481)	$13,149
Note 22: Related Parties
Shared Services
Tony Isaac, the Company’s Chief Executive Officer, is the father of Jon Isaac, President and Chief Executive Officer of Live Ventures and managing member of Isaac Capital Group LLC (“ICG”). Tony Isaac, Chief Executive Officer, and Richard Butler, Board of Directors member of the Company, are members of the Board of Directors of Live Ventures. The Company also shares certain executive, accounting and legal services with Live Ventures. The total services shared were approximately $0 and $55,000 for the 13 weeks ended June 29, 2024 and July 1, 2023, respectively, and $0 and $87,000 for the 26 weeks ended June 29, 2024 and July 1, 2023, respectively. Customer Connexx rented approximately 9,900 square feet of office space from Live Ventures in Las Vegas, Nevada. Effective August 2023, due to the winding down of operations of the Recycling Subsidiaries, the Company ceased leasing office space in the Las Vegas, Nevada facility. The total rent and common area expense was approximately $34,000 and $67,000 for the 13 weeks ended June 29, 2024 and July 1, 2023, respectively, and approximately $109,000 and $103,000 for the 26 weeks ended June 29, 2024 and July 1, 2023, respectively.

Notes with Live Ventures and ICG
On February 7, 2024, the Company entered into a promissory notes with each of Live Ventures and ICG. The initial principal amount of each note is $300,000, with an interest rate of 10% per annum. Pursuant to an amendment to each note, $100,000 of principal, and accrued interest thereon, is due on September 7, 2024 for each note, and the balance of each note is due on December 31, 2024. At the Company’s option, the obligation under each note is convertible after the six-month anniversary thereof at a per-share conversion price of $0.61, subject to standard adjustments for (i) stock dividends and splits, (ii) subsequent rights offerings, and (iii) pro rata distributions. The Company’s board of directors approved the issuance of the two notes on February 7, 2024. As of June 29, 2024, the principal balances outstanding on each of the promissory notes was $312,000.
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
As compensation for the Services, the Company agreed to (i) assign to him two universal life insurance policies that relate to the life of one of the founders of our now-disposed legacy recycling business (the first policy has an accumulated value/surrender value of approximately $3,854 and the second has an accumulated value/surrender value of approximately $468); (ii) contingently tender to him funds in our Canadian counsel’s trust account in the event that the prospective Order of the Court of Appeal for Ontario Canada in the matter styled, Amtim Capital Inc. and Appliance Recycling Centers of America, Case No. COA-23-CV-0156, becomes the final Order of the Court, which amount we estimated not to exceed approximately US$220,000; (iii) issue to him 200,000 restricted shares of our common stock with the per-share value being the average of the Nasdaq historical NOCP closing price during the five trading days prior to our board approving the Consulting Agreement, which shares were awarded from our 2023 Equity Incentive Plan; and (iv) a two-year, straight 10% convertible promissory note in the initial principal amount of $500,000, with an interest rate of 10.0% and a per-share conversion price equivalent to the per-share value of the restricted common stock that he was granted ($1.16). The maturity date of the promissory note is March 4, 2026. The value of the restricted shares was $232,000 on the date issued. As of June 29, 2024, the principal balance outstanding on the promissory note was $516,000.
Short-Term Advances
On April 18, 2024, ICG made a short-term demand advance to the Company in the amount of $100,000. The advance bears interest at a rate of 10% per annum until repaid. As of June 29, 2024, the principal amount outstanding was $100,000.
On May 28, 2024 and June 3, 2024, Novalk made short-term demand advances in the amount of $120,000 and $100,000, respectively, to the Company. Juan Yunis, an employee of Live Ventures, is the managing member of Novalk. The advances bears interest at a rate of 10% per annum until repaid. As of June 29, 2024, the principal amount outstanding was $220,000.
During June 3, 2024, Tony Isaac made a number of short-term demand advances in the aggregate amount of $62,000 to the Company. The advances bears interest at a rate of 10% per annum until repaid. As of June 29, 2024, the principal amount outstanding was $62,000 (see Note 22).
Note 23: Subsequent event
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
Overview
Through our Biotechnology segment, we are focused on finding treatments for conditions that cause severe pain and bringing to market drugs with non-addictive pain-relieving properties and, through our Fintech segment, we provide next generation blockchain-powered technologies to enable a migration to a new global financial paradigm. In addition, through our now-sold subsidiaries ARCA Recycling, Connexx, and ARCA Canada, we were engaged in the business of recycling major household appliances in North America by providing turnkey appliance recycling and replacement services for utilities and other sponsors of energy efficiency programs. Also, through our now-sold GeoTraq Inc. subsidiary, we were engaged in the development and design of wireless transceiver modules with technology that provides LBS directly from global Mobile IoT networks.
During the periods disclosed in this Quarterly Report, we operated three reportable segments:
•Biotechnology: Our Biotechnology segment is focused on finding treatments for conditions that cause severe pain and bringing to market drugs with non-addictive pain-relieving properties.
•Fintech: Our Fintech segment provides next generation blockchain-powered technologies to enable a migration to a new global financial paradigm.
•Recycling: Our Recycling segment is a turnkey appliance recycling program. We receive fees charged for recycling, replacement and additional services for utility energy efficiency programs and have established 18 Regional Processing Centers (“RPCs”) for this segment throughout the United States and Canada. On March 9, 2023, we entered into a Stock Purchase Agreement, retroactive to March 1, 2023, with VM7 Corporation, a Delaware corporation, under which the Buyer agreed to acquire all of the outstanding equity interests of our recycling segment. Consequently, the results for this segment are reported as discontinued operations for the 13 and 26 weeks ended June 29, 2024 and July 1, 2023.

For the Thirteen Weeks Ended June 29, 2024 and July 1, 2023
Results of Operations
The following table sets forth certain statement of operations items and as a percentage of revenue, for the periods indicated (in $000’s):

	13 Weeks Ended	13 Weeks Ended
	June 29, 2024	July 1, 2023
Select Data:
Revenue	$2,169	$—
Cost of revenue	1,071	—
Selling, general and administrative expenses	4,014	1,060
Interest income, net	4	365
Net income (loss) before provision of income taxes	(2,262)	62
Income tax benefit	(2,851)	(17)
Net income from continuing operations	589	79
Income from discontinued operations	—	1
Income tax benefit from discontinued operations	—	(43)
Net income from discontinued operations	—	44
Net income	$589	$123
The following tables set forth revenues for key product and service categories, percentages of total revenue and gross profits earned by key product and service categories and gross profit percent as compared to revenues for each key product category indicated (in $000’s):

	13 Weeks Ended		13 Weeks Ended
	June 29, 2024		July 1, 2023
	Net Revenue	Percent of Total	Net Revenue	Percent of Total
Revenue
Biotechnology	$—	—%	$—	—%
Fintech	2,169	100.0%	—	—%
Total revenue	$2,169	100.0%	$—	—%

	13 Weeks Ended		13 Weeks Ended
	June 29, 2024		July 1, 2023
	Gross Profit	Gross Profit Percentage	Gross Profit	Gross Profit Percentage
Gross Profit
Biotechnology	$—	—%	$—	—%
Fintech	1,098	50.6%	—	—%
Total gross profit	$1,098	50.6%	$—	—%
Revenue
Revenue increased by approximately $2.2 million for the 13 weeks ended June 29, 2024, as compared to the 13 weeks ended July 1, 2023. The increase is due to the acquisition of ALT5 Subsidiary during May 2024.
Cost of Revenue
Cost of revenue increased by approximately $1.1 million for the 13 weeks ended June 29, 2024, as compared to the 13 weeks ended July 1, 2023. The increase is due to the acquisition of ALT5 Subsidiary during May 2024.

Selling, General and Administrative Expense
Selling, general and administrative expenses increased by approximately $3.0 million for the 13 weeks ended June 29, 2024, as compared to the 13 weeks ended July 1, 2023, primarily due to the acquisition of ALT5 Subsidiary during May 2024, stock-based compensation expense recognized due issuances of the Company’s common stock (see Note 17), as well as amortization costs relating to the Soin intangibles. This increase relates only to continuing operations.
Interest Income, net
Interest income, net increased by approximately $360,000 for the 13 weeks ended June 29, 2024, as compared to the 13 weeks ended July 1, 2023 primarily due to the accretion of discount in connection with the promissory note with SPYR and receivable from VM7, as well as interest recorded on the note with SPYR.
Segment Performance
We report our business in the following segments: Biotechnology, Fintech, and discontinued operations. We expect revenues and profits for our Biotechnology segment to be driven by the development of pharmaceuticals that treat the root cause of pain but are non-opioid painkillers, and revenues and profits for our Fintech segment to be driven by operations resulting from our recent acquisition of ALT5 Subsidiary, as discussed above. We include Corporate expenses within the Biotechnology segment. As discussed above, we sold our Recycling segment in March 2023, and detail its results as discontinued operations below.
Operating loss by operating segment, is defined as loss before net interest expense, other income and expense, provision for income taxes ($000’s).

	13 Weeks Ended June 29, 2024			13 Weeks Ended July 1, 2023
	Biotechnology	Fintech	Total	Biotechnology	Fintech	Total
Revenue	$—	$2,169	$2,169	$—		$—
Cost of revenue	—	1,071	1,071	—		—
Gross profit	—	1,098	1,098	—	—	—
Selling, general and administrative expense	3,177	837	4,014	1,060	—	1,060
Operating (loss) income	$(3,177)	$261	$(2,916)	$(1,060)	$—	$(1,060)
Biotechnology Segment
Our biotechnology segment incurred expenses of approximately $3.2 million and $1.1 million related to employee costs and professional services related to research, and corporate services, as well as amortization of the Soin intangibles for the 13 weeks ended June 29, 2024 and the 13 weeks ended July 1, 2023, respectively.
Fintech Segment
Our fintech segment, which includes ALT5 Subsidiary, which was acquired during May 2024. Revenue for the 13 weeks ended June 29, 2024, was approximately $2.2 million, while cost of revenue was approximately $1.1 million. Operating income for the 13 weeks ended June 29, 2024 was approximately $260,000.
For the Twenty-Six Weeks Ended June 29, 2024 and July 1, 2023
Results of Operations
The following table sets forth certain statement of operations items and as a percentage of revenue, for the periods indicated (in $000’s):

	26 Weeks Ended	26 Weeks Ended
	June 29, 2024	July 1, 2023
Selected Data:
Revenue	$2,169	$—
Cost of revenue	1,071	—
Selling, general and administrative expenses	5,820	2,159
Interest (expense) income, net	(248)	840
Net loss before provision of income taxes	(4,481)	(827)
Income tax benefit	(2,926)	(244)
Net loss from continuing operations	(1,555)	(583)
Income from discontinued operations	—	13,976
Income tax provision for discontinued operations	—	3,186
Net income from discontinued operations	—	10,790
Net (loss) income	$(1,555)	$10,207

The following tables set forth revenues for key product and service categories, percentages of total revenue and gross profits earned by key product and service categories and gross profit percent as compared to revenues for each key product category indicated (in $000’s):

	26 Weeks Ended		26 Weeks Ended
	June 29, 2024		July 1, 2023
	Net Revenue	Percent of Total	Net Revenue	Percent of Total
Revenue
Biotechnology	$—	—%	$—	—%
Fintech	2,169	100.0%	—	—%
Revenue from discontinued operations	—	—%	3,795	100.0%
Total revenue	$2,169	100.0%	$3,795	100.0%

	26 Weeks Ended		26 Weeks Ended
	June 29, 2024		July 1, 2023
	Gross Profit	Gross Profit Percentage	Gross Profit	Gross Profit Percentage
Gross Profit
Biotechnology	$—	—%	$—	—%
Fintech	1,098	50.6%	—	—%
Gross profit from discontinued operations	—	—%	(197)	-5.2%
Total gross profit	$1,098	50.6%	$(197)	-5.2%
Revenue
Revenue increased by approximately $2.2 million for the 26 weeks ended June 29, 2024, as compared to the 26 weeks ended July 1, 2023. The increase is due to the acquisition of ALT5 Subsidiary during May 2024.
Cost of Revenue
Cost of revenue increased by approximately $1.1 million for the 26 weeks ended June 29, 2024, as compared to the 26 weeks ended July 1, 2023. The increase is due to the acquisition of ALT5 Subsidiary during May 2024.

Selling, General and Administrative Expense
Selling, general and administrative expenses increased by approximately $3.7 million for the 26 weeks ended June 29, 2024, as compared to the 26 weeks ended July 1, 2023, primarily due to the acquisition of ALT5 Subsidiary during May 2024, stock-based compensation expense recognized due to the grants of RSU’s and the Company's common stock (see Note 17), as well as amortization costs relating to the Soin intangibles. This increase relates only to continuing operations.
Interest Expense, net
Interest expense, net increased by approximately $1.1 million for the 26 weeks ended June 29, 2024, as compared to the 26 weeks ended July 1, 2023 primarily due to no longer accreting the discounts in connection with the promissory note with SPYR and the receivable from VM7, as well as the acquisition of ALT5 Subsidiary during May 2024.
Segment Performance
We report our business in the following segments: Biotechnology, Fintech, and discontinued operations. We expect revenues and profits for our Biotechnology segment to be driven by the development of pharmaceuticals that treat the root cause of pain but are non-opioid painkillers, and revenues and profits for our Fintech segment to be driven by operations resulting from our recent acquisition of ALT5 Subsidiary, as discussed above. We include Corporate expenses within the Biotechnology segment. As discussed above, we sold our Recycling segment in March 2023, and detail its results as discontinued operations below.
Operating loss by operating segment, is defined as loss before net interest expense, other income and expense, provision for income taxes ($000’s).

	26 Weeks Ended June 29, 2024				26 Weeks Ended July 1, 2023
	Biotechnology	Fintech	Discontinued Operations	Total	Biotechnology	Fintech	Discontinued Operations	Total
Revenue	$—	$2,169	$—	$2,169	$—		$3,795	$3,795
Cost of revenue	—	1,071	—	1,071	—		3,992	3,992
Gross profit	—	1,098	—	1,098	—	—	(197)	(197)
Selling, general and administrative expense	4,983	837	—	5,820	2,159	—	1,468	3,627
Gain on sale of ARCA	—		—	—	—		(15,824)	(15,824)
Operating (loss) income	$(4,983)	$261	$—	$(4,722)	$(2,159)	$—	$14,159	$12,000
Liquidity and Capital Resources
Overview
As of June 29, 2024, our cash on hand was approximately $5.8 million. We intend to raise funds to support future development of JAN 123 either through capital raises or structured arrangements.
Our ability to continue as a going concern is dependent upon the success of future capital raises or structured settlements and cash flows from the acquisition of ALT5 Subsidiary to fund the required testing to obtain FDA approval of JAN 123, as well as to fund our day-to-day operations. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. While we will actively pursue these additional sources of financing, management cannot make any assurances that such financing will be secured.
Cash Flows
During the 26 weeks ended June 29, 2024, cash used in operations was approximately $460,000, compared to cash provided by operations of approximately $2.3 million during the 26 weeks ended July 1, 2023. Cash provided by discontinued operations during the 26 weeks ended July 1, 2023 was approximately $2.3 million, while cash used in continuing operations was approximately $9,000. The decrease in cash was primarily due to results of operations as discussed above.
Cash provided by investing activities was approximately $5.9 million for the 26 weeks ended June 29, 2024, compared to cash used in investing activities of $156,000 for the 26 weeks ended July 1, 2023. Cash provided by investing activities for the 26 weeks ended June 29, 2024 was related to cash acquired in the acquisition of ALT5 Subsidiary, while cash used in investing activities for the 26 weeks ended July 1, 2023 was all associated with discontinued operations and was related to purchases of property and equipment.
Cash provided by financing activities was $1.2 million for the 26 weeks ended June 29, 2024, and relates to proceeds received from warrants converted to our common stock and proceeds received from related parties, partially offset by payments on notes payable. Cash used in financing activities was approximately $2.1 million for the 26 weeks ended July 1, 2023. Cash used in financing activities from discontinued operations for the 26 weeks ended July 1, 2023 was approximately $2.2 million and was primarily due to the repayment of debt obligations. Cash provided financing activities from continued operations for the 26 weeks ended July 1, 2023 was approximately $94,000 and was related to $368,000 in proceeds from equity financing, partially offset by $274,000 in debt repayments.
Sources of Liquidity
We continue to face a challenging competitive environment as we continue to focus on raising capital and managing expenses. We reported a net loss of approximately $1.6 million from continuing operations in for the 26 weeks ended June 29, 2024, and a net loss from continuing operations of approximately $583,000 for the 26 weeks ended July 1, 2023 primarily due to increased amortization expense of the Soin intangible and stock-based compensation expense of $1.5 million. Additionally, the Company has total current assets of approximately $30.9 million and total current liabilities of approximately $42.5 million resulting in a net negative working capital of approximately $11.6 million. Cash used in continuing operations was approximately $464,000.
Future Sources of Cash; Phase 2b Trials, New Acquisitions, Products, and Services
We may require additional debt financing and/or capital to finance new acquisitions, conduct our Phase IIb clinical trials, or consummate other strategic investments in our business. No assurance can be given any financing obtained may not further dilute or otherwise impair the ownership interest of our existing stockholders. We acquired ALT5 Subsidiary during May 2024, as discussed above.
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
Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 29, 2024, the period covered in this report, our disclosure controls and procedures were not effective because of the material weaknesses discussed below.
In light of the conclusion that our internal disclosure controls are ineffective as of June 29, 2024, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regard to this Quarterly Report. Accordingly, the Company believes, based on its knowledge, that: (i) this Quarterly Report does not contain any untrue statement of a material fact or omit a material fact; and (ii) the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this Quarterly Report.

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
Our management assessed the effectiveness of our internal control over financial reporting as of June 29, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 regarding Internal Control – Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting was not effective as of June 29, 2024.
Management noted material weaknesses in internal control when conducting their evaluation of internal control as of June 29, 2024. (1) Insufficient written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act; and (2) Insufficient resources to maintain adequate segregation of duties and maintain its internal control environment.
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
Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the fiscal year ended June 29, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings
The information in response to this item is included in Note 16, Commitments and Contingencies, to the Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q.
Item 1A. Risk Factors
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.
Item 2. Unregistered Sales of Equity Securities and Use of funds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information.
None.
Item 6. Exhibits.
Index to Exhibits

Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
3.16	Certificate of Merger of Domestic Corporations filed with the Secretary of State of the State of Delaware on May 15, 2024.	8-K	0-19621	3.16	5/21/2024

3.17	Certificate of Designation of the Rights, Privileges, Preferences, and Limitations of the Series B Preferred Stock, filed with the Secretary of State of the State of Nevada on May 14, 2024.	8-K	0-19621	3.17	5/21/2024

3.18	Certificate of Designation of the Rights, Privileges, Preferences, and Limitations of the Series M Preferred Stock, filed with the Secretary of State of the State of Nevada on May 14, 2024.	8-K	0-19621	3.18	5/21/2024

4.6	Form of Warrant, dated May 1, 2024.	8-K	0-19621	4.6	5/6/2024

10.108	Form of Securities Purchase Agreement, dated May 1, 2024.	8-K	0-19621	10.108	5/6/2024

10.109	Form of Agreement and Plan of Merger among the issuer, J1 A5 Merger Sub Inc., and Alt 5 Sigma, Inc., dated May 10, 2024.	8-K	0-19621	10.109	5/21/2024

31.1	*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	Inline XBRL Instance Document

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document

101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
________________________
*Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

ALT5 Sigma Corporation
(Registrant)

Date:	August 19, 2024	By:	/s/ Tony Isaac
Tony Isaac
Chief Executive Officer
(Principal Executive Officer)

Date:	August 19, 2024	By:	/s/ Virland A. Johnson
Virland A. Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)