Form 10-Q
period 2024-09-28
ALT5 Sigma Corp
filed 2024-11-12
CIK 862861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 28, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of November 7, 2024, there were 14,069,469 outstanding shares of the registrant’s common stock, with a par value of $0.001.

ALT5 SIGMA CORPORATION
INDEX TO FORM 10-Q

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	3

	Unaudited Condensed Consolidated Balance Sheets as of September 28, 2024 and December 30, 2023	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the 13 and 39 weeks ended September 28, 2024 and September 30, 2023	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the 39 weeks ended September 28, 2024 and September 30, 2023	5

	Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the 13 and 39 weeks ended September 28, 2024 and September 30, 2023	6

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	39

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3.	Defaults Upon Senior Securities	41

Item 4.	Mine Safety Disclosures	41

Item 5	Other Information	41

Item 6.	Exhibits	41

SIGNATURES		43

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
ALT5 SIGMA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per-share amounts)

	September 28, 2024	December 30, 2023
	(Unaudited)
Assets
Cash and cash equivalents	$8,669	$5
Trade and other receivables, net	903	266
Digital assets receivable	20,888	—
Prepaid expenses and other current assets	1,437	75
Total current assets	31,897	346
Property and equipment, net	1,170	—
Right of use assets	120	—
Marketable securities	—	286
Deposits and other assets	—	9
Intangible assets, net	33,977	17,846
Goodwill	7,724	—
Total assets	$74,888	$18,487
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$2,879	$2,272
Accrued liabilities	3,801	3,633
Digital assets payable	28,834	—
Due to Soin	2,850	—
Convertible debentures	563	—
Operating lease liabilities	26	—
Notes payable	2,577	—
Related party notes payable and advances	798	—
Total current liabilities	42,328	5,905
Deferred income taxes, net	1,161	639
Related party notes payable	529	707
Notes payable	6,695	—
Operating lease liabilities	94	—
Other noncurrent liabilities	—	34
Total liabilities	50,807	7,285
Commitments and contingencies (Note 16)
Mezzanine equity
Convertible preferred stock, series S - par value $0.001 per share, 200,000 authorized, 100,000 and 100,000 shares issued and outstanding at September 28, 2024 and December 30, 2023, respectively	3,856	14,510
Stockholders' equity:
Preferred stock, series A-1 - par value $0.001 per share, 2,000,000 authorized, 23,480 and 193,730 shares issued and outstanding at September 28, 2024 and December 30, 2023, respectively	—	—
Preferred stock, series B - par value $0.001 per share, 34,250 authorized, 34,207 and 0 shares issued and outstanding at September 28, 2024 and December 30, 2023, respectively	8,552	—
Preferred stock, series M - par value $0.001 per share, 3,200 authorized, 3,200 and 0 shares issued and outstanding at September 28, 2024 and December 30, 2023, respectively	—	—
Convertible preferred stock, series S - par value $0.001 per share, 200,000 authorized, 100,000 and 100,000 shares issued and outstanding at September 28, 2024 and December 30, 2023, respectively	7,993	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 14,019,015 and 4,957,647 shares issued and outstanding at September 28, 2024 and at December 30, 2023, respectively	7	3
Accumulated other comprehensive deficit	(2,995)	—
Additional paid-in capital	59,679	47,323
Accumulated deficit	(53,011)	(50,634)
Total stockholders' equity (deficit)	20,225	(3,308)
Total liabilities and stockholders' equity	$74,888	$18,487
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALT5 SIGMA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(Dollars in thousands, except per-share)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Revenues	$4,941	$—	$7,110	$—
Cost of revenues	2,580	—	3,651	—
Gross profit	2,361	—	3,459	—
Operating expenses:
Selling, general and administrative expenses	3,582	764	9,402	2,923
Operating loss	(1,221)	(764)	(5,943)	(2,923)
Other income (expense):
Interest income, net	253	758	5	1,598
Unrealized loss on marketable securities	(688)	(267)	(1,058)	(514)
Unrealized (loss) gain on exchange transactions	(30)	—	431	—
Realized gain on exchange transactions	391	—	631	—
Other (loss) income, net	(44)	6	114	745
Total other (loss) income, net	(118)	497	123	1,829
Loss from continuing operations before provision for income taxes	(1,339)	(267)	(5,820)	(1,094)
Income tax benefit	(517)	(25)	(3,443)	(269)
Net loss from continuing operations	(822)	(242)	(2,377)	(825)
Gain from discontinued operations	—	—	—	13,976
Income tax provision (benefit) for discontinued operations	—	(28)	—	3,158
Net income from discontinued operations	—	28	—	10,818
Net (loss) income	$(822)	$(214)	$(2,377)	$9,993
Net income (loss) per share:
Net income (loss) per share from continuing operations, basic	$(0.06)	$(0.06)	$(0.24)	$(0.22)
Net income (loss) per share from continuing operations, diluted	$(0.06)	$(0.06)	$(0.24)	$(0.22)
Net income per share from discontinued operations, basic	$—	$0.01	$—	$2.93
Net income per share from discontinued operations, diluted	$—	$0.01	$—	$2.93
Net income per share, basic	$(0.06)	$(0.05)	$(0.24)	$2.71
Net income per share, diluted	$(0.06)	$(0.05)	$(0.24)	$2.71
Weighted average common shares outstanding:
Basic	12,805,718	4,198,940	10,030,608	3,687,986
Diluted	12,805,718	4,198,940	10,030,608	3,687,986
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALT5 SIGMA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	For the Thirty-Nine Weeks Ended
	September 28, 2024	September 30, 2023
OPERATING ACTIVITIES:
Net loss from continuing operations	$(2,377)	$(825)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,319	1,090
Charge in reserve for uncollectible accounts	254	—
Stock based compensation expense	1,507	14
Related party notes issued for shared services	600	—
Accretion of note receivable discount	—	(1,021)
Amortization of ROU asset	14	—
Unrealized gain on marketable securities	1,058	514
Unrealized loss on digital assets	(431)	—
Change in deferred tax liability	(3,353)	—
Changes in assets and liabilities:
Accounts receivable, net of acquisitions and dispositions	1,303	506
Digital assets receivable	(11,060)	—
Prepaid expenses and other current assets, net of dispositions	483	309
Digital assets payable	12,071	—
Accounts payable and accrued expenses, net of dispositions	1,331	(689)
Other Assets	10	(346)
Operating cash flows provided by discontinued operations	—	2,320
Net cash provided by operating activities	3,729	1,872
INVESTING ACTIVITIES:
Cash acquired in Alt5 Subsidiary acquisition	5,853	—
Investing cash flows used in discontinued operations	—	(156)
Net cash provided by (used in) investing activities	5,853	(156)
FINANCING ACTIVITIES:
Proceeds from equity financing, net	851	792
Proceeds from the issuance of notes payable	3,100	—
Proceeds from related parties	603	—
Warrants exercised	—	259
Payments on notes payable	(2,229)	(274)
Payments on related party notes payable	(248)	—
Financing cash flows from discontinued operations	—	(2,212)
Net cash provided by (used in) financing activities	2,077	(1,435)
Effect of changes in exchange rate on cash and cash equivalents	(2,995)	17
INCREASE IN CASH AND CASH EQUIVALENTS	8,664	298
CASH AND CASH EQUIVALENTS, beginning of period	5	115
CASH AND CASH EQUIVALENTS, end of period	$8,669	$413
Supplemental cash flow disclosures:
Interest paid	$—	$118
Income taxes paid	—	—
Noncash recognition of new leases	134	—
Noncash financing and investing activities:
Stock issued for the acquisition of Alt5 Subsidiary	$16,000	$—
Common stock issued for consulting services	853	—
Common stock issued for liability obligations	367	—
Notes payable converted to common stock	467	—
Common stock issued for property and equipment	1,170	—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALT5 SIGMA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)
(Dollars in thousands)

	Series A-1 Preferred				Series S-1 Preferred			Series B Preferred			Series M Preferred				Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Deficit	Total Stockholders' Equity
	Shares		Amount		Shares		Amount	Shares		Amount	Shares		Amount		Shares	Amount
Balance, December 30, 2023	193,730		$—		100,000		$—	—		$—	—		—		4,957,647	$3	$47,323	$(50,634)	$—	$(3,308)
Share based compensation	—		—		—		—	—		—	—		—		—	—	345	—	—	345
Reclassification of Series S stock to liability	—		—		—		—	—		—	—		—		—	—	(339)	—	—	(339)
Reclassification of Series S stock to permanent equity	—		—		—		—	—		—	—		—		—	—	—	—	—	7,993
Common stock issued for equity financing	—		—		—		—	—		—	—		—		884,880	1	626	—	—	627
Common stock issued for consulting agreement	—		—		—		—	—		—	—		—		200,000	—	232	—	—	232
Common stock issued in lieu of notes payable obligation	—		—		—		—	—		—	—		—		600,000	1	366	—	—	367
Common stock issued for RSU's granted	—		—		—		—	—		—	—		—		908,852	—	—	—	—	—
Net income	—		—		—		—	—		—	—		—		—	—	—	(2,144)	—	(2,144)
Balance, March 30, 2024	193,730		—		100,000		—	—		—	—		—		7,551,379	5	48,553	(52,778)	—	3,773
Share based compensation	—		—		—		—	—		—	—		—		295,000	—	1,161	—	—	1,161
Common stock issued for acquisition of Alt5 Subsidiary	—		—		—		—	—		—	—		—		1,799,115	1	7,447	—	—	7,448
Series B preferred stock issued for acquisition of Alt5 Subsidiary	—		—		—		—	34,207		8,552	3,200		—		—	—	—	—	—	8,552
Conversion of note receivable to common stock	—		—		—		—	—		—	—		—		200,000	—	122	—	—	122
Common stock issued for equity financing	—		—		—		—	—		—	—		—		120,598	—	342	—	—	342
Conversion of Series A-1 to common stock	(123,750)		—		—		—	—		—	—		—		2,125,000	—	—	—	—	—
Common stock issued for consulting agreement	—		—		—		—	—		—	—		—		197,923	1,000	579	—	—	580
Common stock issued for property and equipment	—		—		—		—	—		—	—		—		300,000	—	1,170	—	—	1,170
Foreign currency adjustment	—		—		—		—	—		—	—		—		—	—	—		(807)	(807)
Net income	—		—		—		—								—	—	—	589	—	589
Balance, June 29, 2024	69,980		—		100,000		—	34,207		8,552	3,200		—		12,589,015	7	59,374	(52,189)	(807)	22,930
Conversion of notes payable to common stock	—		—		—		—	—		—	—		—		500,000	—	$305	—	—	305
Conversion of Series A-1 to common stock	(46,500)		—		—		—	—		—	—		—		930,000	—	—	—	—	—
Foreign currency adjustment	—		—		—		—	—		—	—		—	—	—	—	—	—	(2,188)	(2,188)
Net income	—		—		—		—	—		—	—		—	—	—	—	—	$(822)	—	(822)
Balance, September 28, 2024	23,480	23480	$—	0	100,000	100000	$—	34,207	34207	$8,552	3,200	3200	$—		14,019,015	$7	$59,679	$(53,011)	$(2,995)	$20,225

	Series A-1 Preferred				Series S-1 Preferred		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Deficit	Total Stockholders' Deficit
	Shares		Amount		Shares	Amount	Shares	Amount
Balance, December 31, 2022	222,588		$—		100,000	$—	3,150,230	$2	$45,748	$(42,822)	$(621)	$2,307
Share based compensation	—		—		—	—	—	—	8	—	—	8
Common stock issued for equity financing	—		—		—	—	361,000	1	368	—	—	369
Series A-1 Preferred converted for legal settlement	(5,185)		—		—	—	103,707	—	170	—	—	170
Other comprehensive income	—		—		—	—	—	—	—	—	621	621
Net Income	—		—		—	—	—	—	—	10,085	—	10,085
Balance, April 1, 2023	217,403		—		100,000	—	3,614,937	3	46,294	(32,737)	—	13,560
Share based compensation	—		$—		—	$—	—	$—	$5	$—	$—	5
Net Income	—		$—		—	$—	—	$—	$—	$123	$—	123
Balance, July 1, 2023	217,403	217403	—		100,000	—	3,614,937	3	46,299	(32,614)	—	13,688
Share based compensation	—		—		—	—	—	—	1	—	—	1
Series A-1 Preferred Stock converted for legal settlement	(22,168)		—		—	—	443,362	—	340	—	—	340
Series A-1 Preferred Stock forfeited	(1,505)		—		—	—		—	—	—	—	—
Warrants exercised	—		—		—	—	481,348	—	259	—	—	259
Common stock issued for equity financing	—		—		—	—	418,000	—	424	—	—	424
Net Income	—		—		—	—	—	—	—	(214)	—	(214)
Balance, September 30, 2023	193,730	193730	$—	0	100,000	$—	4,957,647	$3	$47,323	$(32,828)	$—	$14,498
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Note 1: Background
The accompanying consolidated financial statements include the accounts of ALT5 Sigma Corporation, a Nevada corporation, and its subsidiaries (collectively, the “Company” or “ALT5”). Effective July 15, 2024, the Company changed its corporate name from “JanOne Inc.” to “ALT5 Sigma Corporation,” and also changed its Nasdaq common stock ticker symbol from “JAN” to “ALTS”. The corporate name change was effected through a parent/subsidiary short-form merger of ALT5 Sigma Corporation, the Company’s wholly-owned Nevada subsidiary formed solely for the purpose of effectuating the name change), whereby it merged with and into the Company, with the Company being the surviving entity, albeit with its new name.
The Company had three operating segments – Biotechnology, Fintech, and Recycling. In connection with the sale of ARCA Recycling, Inc. (“ARCA Recycling”), the accounts for the Recycling segment have been presented as discontinued operations in the accompanying consolidated financial statements.
Biotechnology
During September 2019, ALT5 Sigma Corporation, through its biotechnology segment, broadened its business perspectives to become a pharmaceutical company focused on finding treatments for conditions that cause severe pain and bringing to market drugs with non-addictive pain-relieving properties. Effective December 28, 2022, the Company acquired Soin Therapeutics LLC, a Delaware limited liability company (“STLLC”), and its patented product, a novel formulation of low-dose naltrexone, (“JAN123”). The product is being initially developed for the treatment of Complex Regional Pain Syndrome (CRPS), an indication that causes severe, chronic pain generally affecting the arms or legs. At present, there are no truly effective treatments for CRPS. The FDA has granted JAN123 Orphan Drug Designation for treatment of CRPS. This designation will provide the Company with tax credits for its clinical trials, exemption of user fees, and the potential of seven years of market exclusivity following approval. In addition, development of orphan drugs currently also involves smaller trials and quicker times to approval. However, there can be no assurance that the product will receive FDA approval or that it will result in material sales.
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
The Company currently faces a challenging competitive environment and is focused on improving its overall profitability, which includes managing expenses. The Company reported a net loss from continuing operations of approximately $2.4 million for the 39 weeks ended September 28, 2024. Additionally, as of September 28, 2024, the Company has total current assets of approximately $31.9 million and total current liabilities of approximately $42.3 million resulting in a net negative working capital of approximately $10.4 million. Cash provided by operations from continuing operations was approximately $3.7 million. Additionally, stockholders’ equity, as of September 28, 2024, is approximately $20.2 million.
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
Significant estimates made in connection with the accompanying consolidated financial statements include the fair value in connection with the Series S convertible preferred stock issued in the Soin merger, the Series B Preferred Stock and Series M Preferred Stock issued in the transaction, pursuant to which the Company acquired the ALT5 Subsidiary, valuation allowance against deferred tax assets, and estimated useful lives for intangible assets.
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

Digital Assets and other Receivables
Digital assets and other receivables are the Company’s digital assets and its customer prepayments in the form of digital assets. The Company holds all digital assets in secure non-custodial wallets through the wallet services from Fireblocks. As of September 28, 2024, the outstanding balance of digital assets and other receivables was approximately $20.9 million.
Digital Assets and other Payables
Digital assets and other payables are liabilities that represent the Company’s obligation to deliver the settlement of transactions in the form of digital assets and or cash. The Company safeguards these digital assets and cash for customers and is obligated to safeguard them from loss, theft, or other misuse. The Company recognizes digital assets and other payables, on initial recognition and at each reporting date, at fair value of the digital assets. Any loss, theft, or other misuse would impact the measurement of digital assets and other payables. As of September 28, 2024, the outstanding balance of digital assets and other payables was approximately $28.8 million.
Revenue Recognition
Revenue recognition applies to the Company’s Fintech segment only, as the Company’s Biotech segment has not recognized revenue to date. Revenue is recognized under Topic 606 in a manner that reasonably reflects the delivery of its services and products to customers in return for expected consideration and includes the following elements:
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
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires, among other updates, enhanced disclosures about significant segment expenses that are regularly provided to the CODM, as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective adoption. Early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. The amendments in ASU No. 2023-08 are intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. The amendments are effective for all entities for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires enhanced annual disclosures regarding the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and may be adopted on a prospective or retrospective basis. Early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
Note 3: Mergers and Acquisitions
ALT5
On May 15, 2024, the Company acquired its ALT5 Subsidiary, which is a fintech company that provides next generation blockchain-powered technologies to enable a migration to a new global financial paradigm. ALT5 Subsidiary, through its respective subsidiaries, offers two main platforms to its customers: “ALT5 Pay” and “ALT5 Prime.” ALT5 Pay is a crypto-currency payment gateway that enables registered and approved global merchants to accept and make crypto-currency payments or to integrate the ALT5 Pay payment platform into their application or operations using the plugin with WooCommerce and or ALT5 Pay’s checkout widgets and APIs. Merchants have the option to convert to fiat currency (US Dollars, Canadian Dollars, Euros, and British Pounds Sterling) automatically or to receive their payment in digital assets.
As consideration under the acquisition, the Company issued 1,799,100 shares of its common stock to the legacy equity holders of the capital stock of ALT5 Subsidiary. Those shares represented approximately 19.9% of the Company's then-issued and outstanding shares of common stock. Each of the shares of the Company's newly-issued common stock was valued at $4.14, which was the Nasdaq Historical NOCP on Thursday, May 9, 2024, the day immediately prior to the date on which the agreement was executed. The Company also issued 34,207 shares of its newly-designated Series B Preferred Stock (the “Series B Stock”) to the legacy equity holders of the capital stock of ALT5. In connection with the closing of the acquisition of ALT5 Subsidiary, the Company also issued 3,200 shares of its newly-designated Series M Preferred Stock (the “Series M Stock”) to two entities that acted as finders for the transaction.
The fair value of the purchase price components outlined above was $16.0 million due to fair value adjustments for the shares of Series B Stock and Series M Stock, as detailed below (in $000’s):

Common stock	$7,448
Series B preferred stock	8,552
Total purchase price	$16,000
Under the preliminary purchase price allocation, the Company recognized goodwill of approximately $3.8 million, which is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of the identifiable assets acquired. The values assigned to the assets acquired and liabilities assumed are based on their estimates of fair value available as of May 10, 2024, as calculated by an independent third-party firm. Because the transaction was considered a stock purchase for tax purposes, none of the goodwill arising from the acquisition will be deductible for tax purposes. During the thirteen weeks ended September 28, 2024, the Company recorded a noncash fair value adjustment related to deferred tax liabilities in the aggregate amount of approximately $3.9 million, which was recorded to goodwill. The table below outlines the purchase price allocation of the purchase for ALT5 Subsidiary to the acquired identifiable assets, liabilities assumed and goodwill (in $000’s):

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
and an
Proforma Information
The table below presents selected proforma information for the Company for the thirteen and twenty-six week periods ended September 28, 2024, assuming that the acquisition had occurred on January 1, 2023 (the beginning of the Company’s 2023 fiscal year), pursuant to ASC 805-10-50 (in $000’s). This proforma information does not purport to represent what the actual results of operations of the Company would have been had the acquisition occurred on that date, nor does it purport to predict the results of operations for future periods.

	As Reported		Adjustments	Proforma
	ALT5 Sigma Corporation Unaudited 13 weeks ended September 28, 2024	ALT5 Subsidiary Unaudited 13 weeks ended September 28, 2024	Adjustments(1)	ALT5 Sigma Corporation for the 13 weeks ended September 28, 2024
Net revenue	$4,941	$—		$4,941
Net income	$(822)	$—	$—	$(822)
Earnings per basic common share	$(0.06)			$0.10
Earnings per basic diluted share	$(0.06)			$0.10

	As Reported		Adjustments	Proforma
	ALT5 Sigma Corporation Unaudited 13 weeks ended September 30, 2023	ALT5 Subsidiary Unaudited 13 weeks ended September 30, 2023	Adjustments(1)	ALT5 Sigma Corporation for the 13 weeks ended September 30, 2023
Net revenue	$—	$1,657		$1,657
Net income	$(214)	$953	$(537)	$202
Earnings per basic common share	$(0.05)			$0.05
Earnings per basic diluted share	$(0.05)			$0.05

	As Reported		Adjustments	Proforma
	ALT5 Sigma Corporation Unaudited 39 weeks ended September 28, 2024	ALT5 Subsidiary Unaudited 39 weeks ended September 28, 2024	Adjustments(1)	ALT5 Sigma Corporation for the 39 weeks ended September 28, 2024
Net revenue	$7,110	$2,918		$10,028
Net income	$(2,377)	$71	$(806)	$(3,112)
Earnings per basic common share	$(0.24)			$(0.36)
Earnings per basic diluted share	$(0.24)			$(0.36)

	As Reported		Adjustments	Proforma
	ALT5 Sigma Corporation Unaudited 39 weeks ended September 30, 2023	ALT5 Subsidiary Unaudited 39 weeks ended September 30, 2023	Adjustments(1)	ALT5 Sigma Corporation for the 39 weeks ended September 30, 2023
Net revenue	$—	$4,912		$4,912
Net income	$9,993	$2,345	$(1,611)	$10,727
Earnings per basic common share	$2.71			$2.91
Earnings per basic diluted share	$2.71			$2.91
(1)Adjustments are related to adjustments made for the following:
•Amortization expense of definite-lived intangible assets has been adjusted based on the preliminary fair value at the acquisition date.

Soin Pharmaceuticals
Effective January 24, 2024, the Company, Amol Soin (“Dr. Soin”), and Soin Therapeutics LLC, a wholly-owned subsidiary of the Company that was had acquired from Dr. Soin, entered into an amendment (the “Soin Amendment”) to the parties’ Agreement and Plan of Merger that was dated as of December 28, 2022 (the “Soin Agreement”). With reference to the Soin Agreement, the parties to the Soin Amendment agreed that the $3.0 million convertible tranche (the first of the three original conversion tranches under the Soin Agreement) would be payable to Dr. Soin in cash rather than through his conversion of shares of the Series S Convertible Preferred Stock (the “Soin Preferred”) that constituted the consideration under the Soin Agreement. We tendered the first $100,000 amended tranche cash payment to Dr. Soin in March 2024; the second amended tranche cash payment to Dr. Soin, also in the amount of $100,000, is due on July 1, 2024; and the third amended tranche cash payment to Dr. Soin, in the amount of $2.8 million, is due on December 31, 2024. During the pendency of the amended cash tranche period, Dr. Soin agreed that he would not convert any of his shares of Soin Preferred. After we have tendered the second and third amended tranche cash payments to Dr. Soin, his conversion rights for the second and third original conversion tranches will remain convertible under the original provisions of the Soin Agreement and the related Certificate of Designation for the Soin Preferred. If we do not tender the second and third amended tranche cash payments to Dr. Soin, we agreed that we will transfer to him the membership interests of Soin Therapeutics LLC, and he will transfer to us the shares of Soin Preferred for cancellation.
In connection with the Soin Amendment, the Company reclassified the $3.0 million convertible tranche, originally valued at approximately $2.7 million on our balance sheet, from mezzanine equity to current liabilities, and reclassified the $10.0 million convertible tranche, originally valued at approximately $8.0 million on our balance sheet, to permanent equity. As of September 28, 2024, the outstanding balance in mezzanine equity relates to the $17.0 million convertible tranche originally valued at approximately $3.9 million.
Note 4: Discontinued Operations
On March 9, 2023, the Company discontinued operations of its Recycling segment as follows:
On March 9, 2023, the Company executed a Stock Purchase Agreement with VM7 Corporation, a Delaware corporation, under which, as of March 1, 2023, the Buyer agreed to acquire all of the outstanding equity interests of (a) ARCA Recycling, Inc., a California corporation, (b) Customer Connexx LLC, a Nevada limited liability company, and (c) ARCA Canada Inc., a corporation organized under the laws of Ontario, Canada (“ARCA Canada”; and, together with ARCA and Connexx, the “Subsidiaries”). The principal of the Buyer is Virland A. Johnson, our Chief Financial Officer. The sale of all of the outstanding equity interests of the Subsidiaries to the Buyer under the Purchase Agreement was consummated simultaneously with the execution of the Purchase Agreement. As of September 28, 2024 and December 30, 2023, no Recycling assets or liabilities were included in discontinued operations.
In accordance with the provisions of ASC 205-20, the Company has not included in the results of continuing operations the results of operations of the discontinued operations in the consolidated statements of operations and comprehensive income (loss). The results of operations for these entities for the 39 weeks ended September 28, 2024 and September 30, 2023 have been reflected as discontinued operations in the consolidated statements of operations and comprehensive income (loss) and consist of the following:

	13 weeks ended		39 Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Revenues	$—	$—	$—	$3,795
Cost of revenues	—	—	—	3,992
Gross profit	—	—	—	(197)
Operating expenses from discontinued operations:
Selling, general and administrative expenses	$—	$—	—	1,468
Gain on sale of ARCA	—	—	—	(15,824)
Total operating expenses from discontinued operations	—	—	—	(14,356)
Operating income from discontinued operations	—	—	—	14,159
Other income (expense) from discontinued operations
Interest expense, net	—	—	—	(181)
Other income expense, net	—	—	—	(2)
Total other income (loss), net	—	—	$—	$(183)
Income before provision for income taxes from discontinued operations	—	—	—	13,976
Income tax provision (benefit)	—	(28)	—	3,158
Net income from discontinued operations	$—	$28	$—	$10,818
In accordance with the provisions of ASC 205-20, the Company has separately reported the cash flow activity of the discontinued operations in the consolidated statements of cash flows. The cash flow activity from discontinued operations for the 39 weeks ended September 28, 2024 and September 30, 2023 have been reflected as discontinued operations in the consolidated statements of cash flows and consist of the following:

	39 weeks ended
	September 28, 2024	September 30, 2023
DISCONTINUED OPERATING ACTIVITIES:
Net income from discontinued operations	—	10,818
Depreciation and amortization	—	96
Amortization of debt issuance costs	—	11
Amortization of right-of-use assets	—	53
Change in deferred taxes	—	3,157
Gain on sale of ARCA, net of cash	—	(15,967)
Gain on sale of GeoTraq	—	—
Changes in assets and liabilities:
Accounts receivable	—	2,932
Inventories	—	299
Prepaid expenses and other current assets	—	55
Accounts payable and accrued expenses	—	866
Net cash provided by operating activities from discontinued operations	$—	$2,320
DISCONTINUED INVESTING ACTIVITIES:
Purchases of property and equipment	—	(123)
Purchase of intangible assets	—	(33)
Net cash used in investing activities from discontinued operations	$—	$(156)
DISCONTINUED FINANCING ACTIVITIES:
Proceeds from note payable	—	5,162
Payment on related party note	—	(38)
Proceeds from issuance of short-term notes payable	—	(7,291)
Payments on notes payable	—	(45)
Net cash used in financing activities from discontinued operations	$—	$(2,212)
Effect of changes in exchange rate on cash and cash equivalents	—	(5)
DECREASE IN CASH AND CASH EQUIVALENTS	—	(53)
CASH AND CASH EQUIVALENTS, beginning of period	—	53
CASH AND CASH EQUIVALENTS, end of period	$—	$—
Note 5: Trade and other receivables
The Company’s trade and other receivables as of September 28, 2024 and December 30, 2023, respectively, were as follows (in $000’s):

	September 28, 2024	December 30, 2023
Trade receivables	853	—
Interest receivable - SPYR	—	266
Other receivables	50	—
Trade and other receivables, net	$903	$266
During the three months ended September 28, 2024, the Company was notified that SPYR Technologies, Inc. (“SPYR”) had ceased operations, and that no future quarterly interest payments on the promissory note for the Company’s sale of its subsidiary GeoTraq, Inc. would be made. Consequently, the Company has recorded an allowance of approximately $250,000 against the existing balance in accounts receivable related to SPYR’s interest payments.

Note 6: Prepaids and other current assets
Prepaids and other current assets as of September 28, 2024 and December 30, 2023 consist of the following (in $000’s):

	September 28, 2024	December 30, 2023
Prepaid consulting agreements	$1,149	$3
Prepaid insurance	3	72
Prepaid other	285	—
Total prepaid expenses and other current assets	$1,437	$75
Note 7: Property and Equipment
Property and equipment as of September 28, 2024 and December 30, 2023 consist of the following:

	September 28, 2024	December 30, 2023
Projects under construction	$1,170	$—
Total property and equipment, net	$1,170	$—
The Company recorded no depreciation expense from continuing operations for the 39 weeks ended September 28, 2024 and September 30, 2023.
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
The following table details the Company’s right of use assets and lease liabilities as of September 28, 2024 and December 30, 2023 (in $000’s):

	September 28, 2024	December 30, 2023
Right of use asset - operating leases	$120	$—
Lease liabilities:
Current - operating	26	—
Long term - operating	94	—
As of September 28, 2024, the weighted average remaining lease term for operating leases is 2.4 years. The Company’s weighted average discount rate for operating leases is 11.0%. Total cash payments for operating leases for the 39 weeks ended September 28, 2024 was approximately $19,000. No cash payments for operating leases were made during the 39 weeks ended September 30, 2023. Additionally, the Company recognized approximately $134,000 in right of use assets and liabilities upon commencement of operating leases during the 39 weeks ended September 28, 2024.
Total present value of future lease payments of operating leases as of September 28, 2024 (in $000’s):

Twelve months ended
2025	$57
2026	57
2027	24
Total	138
Less implied interest	(18)
Present value of payments	$120
Note 9: Intangible Assets
Intangible assets as of September 28, 2024 and December 30, 2023 consist of the following (in $000’s):

	September 28, 2024	December 30, 2023
Soin intangibles *	$19,293	$19,293
Customer relationships	13,925	—
Trade names	2,675	—
Developed technology	1,850	—
Patents and domains	$4	$4
Intangible assets	37,747	19,297
Less accumulated amortization	(3,770)	(1,451)
Total intangible assets	$33,977	$17,846
*The Soin intangibles acquired by the Company consist of the following:
1.Two pending patents and one approved patent related to the methods of using low-dose Naltrexone to treat chronic pain;
2.Final formula for Naltrexone; and
3.Orphan drug designation as approved by the FDA.
Intangible amortization expense was $2.1 million and $363,000 for the 13 weeks ended September 28, 2024 and September 30, 2023 and $2.3 million and $1.1 million for the 39 weeks ended September 28, 2024 and September 30, 2023.

Note 10: Marketable Securities
Marketable securities in connection with SPYR’s acquisition of GeoTraq consist of the following (in $000’s, except shares):

	Series G Convertible Preferred Shares		Common Shares Equivalent	Amount
Beginning Balance, December 30, 2023	9,224		952,442,000	$286
Securities received	8,469		846,900,000	84
Mark-to-market	—		—	(190)
Ending Balance, March 30, 2024	17,693		1,799,342,000	180
Securities received	25,407		25,407,000,000	434
Mark-to-market	—		—	(180)
Ending Balance, June 29, 2024	43,100		27,206,342,000	$434
Write off of marketable securities				(434)
Ending Balance, September 28, 2024	—	—	—	$—
During the three months ended September 28, 2024, the Company was notified that SPYR Technologies, Inc. (“SPYR”) had ceased operations, and that no future quarterly interest payments on the promissory note, which may be remitted in either restricted shares of common stock or restricted shares of Series G Convertible Preferred Stock of SPYR, or in cash, would be made. Consequently, the Company has recorded a full write-off of approximately $434,000 of its Series G Convertible Preferred shares of SPYR.
Note 11: Deposits and Other Assets
Deposits and other assets as of September 28, 2024 and December 30, 2023 consist of the following (in $000’s):

	September 28, 2024	December 30, 2023
Other	—	9
Total deposits and other assets	$—	$9
Note 12: Accrued Liabilities
Accrued liabilities as of September 28, 2024 and December 30, 2023 consist of the following (in $000’s):

	September 28, 2024	December 30, 2023
Compensation and benefits	$80	$37
Accrued guarantees	1,209	3,049
Accrued legal	472	—
Accrued interest	698	—
Accrued taxes	37	102
Accrued litigation settlement	650	397
Other	655	48
Total accrued expenses	$3,801	$3,633

Note 13: Debentures
Debentures outstanding as of September 28, 2024 and December 30, 2023 consisted for the following (in $000’s):

	September 28, 2024	December 30, 2023
Interest rate of 12%, maturity date of June 30, 2025	563	—
Total debentures	$563	$—
ALT Subsidiary issued 39 debentures over a period from October 2018 through September 2019. The debentures bear interest at 12% per annum and mature as of June 30, 2024 or June 30, 2025. During the 13 weeks ended September 28, 2024, ALT Subsidiary repaid 33 of the debentures in the amount of approximately $1.1 million.
Note 14: Long-Term Debt
Long-term debt as of September 28, 2024 and December 30, 2023 consisted of the following (in $000’s):

	September 28, 2024	December 30, 2023
Legacy subsidiary fixed deposits	$2,125	$—
Legacy subsidiary loan	2,533	—
Unaffiliated third-party	4,570	—
Other	44	—
Total notes payable, related parties	9,272	—
Less current portion	(2,577)	—
Total long-term notes payable, related parties	$6,695	$—
Legacy Subsidiary Fixed Deposits
During April 2024, ALT5 Subsidiary entered into several Corporate Fixed Deposit Agreements with otherwise unaffiliated third-parties, pursuant to which the Company became obligated for an aggregate of $2.4 million, as set forth in the respective agreements. Each obligation bears interest at a rate of 12% per annum, and has a maturity date of March 13, 2027. As of September 28, 2024, the outstanding aggregate obligations totaled approximately $2.1 million.
Legacy Subsidiary Loan
On August 10, 2023, ALT5 Subsidiary entered into an extension agreement for a Bitcoin promissory note with an otherwise unaffiliated third-party. Pursuant to the terms of the extension agreement, the maturity date is August 10, 2024. The promissory note bears interest at 15% per annum. As of September 28, 2024, the outstanding balance of the note was approximately $2.5 million (principal and accrued interest).
Unaffiliated Third-Party Loans
On February 7, 2024, the Company amended its outstanding related party promissory obligations (the “ICG Note”) in favor of Isaac Capital Group LLC (“ICG”) to add a convertibility provision. In accordance with Nasdaq Rules, the per-share conversion price was set at $0.61, subject to standard adjustments for (i) stock dividends and splits, (ii) subsequent rights offerings, and (iii) pro rata distributions. The Company’s board of directors provided its approvals of the amendments on February 7, 2024. On March 6, 2024, ICG entered into a Note Purchase Agreement with an otherwise unaffiliated third party, under which the third party acquired the ICG Note. The terms and conditions of the ICG Note were not modified in connection with its acquisition by the third party. The principal amount of the ICG Note on the date of acquisition was approximately $1.2 million. On March 25, 2024, the third party converted $183,000 of the Company’s obligation under the ICG Note into 300,000 shares of the Company’s common stock, and on April 12, 2024, the third-party converted $60,900 into 100,000 shares of the Company’s common stock. During the 13 weeks ended September 28, 2024, the third party converted an additional $305,000 of the Company’s obligation under the ICG Note into 500,000 shares of the Company’s common stock. As of September 28, 2024, the amount outstanding on the ICG Note was approximately $0.70 million.

On February 7, 2024, the Company amended its outstanding related party promissory obligations (the “Live Note”) in favor of Live Ventures Incorporated (“Live”) to add a convertibility provision. In accordance with Nasdaq Rules, the per-share conversion price for each obligation, as amended, was set at $0.61, subject to standard adjustments for (i) stock dividends and splits, (ii) subsequent rights offerings, and (iii) pro rata distributions. The Company’s board of directors provided its final approvals of the amendments on February 7, 2024. On March 6, 2024, Live entered into a Note Purchase Agreement with with another otherwise unaffiliated third party, under which under which the third party acquired the Live Note. The terms and conditions of the acquired Live Note were not modified in connection with its acquisition by the third party. The principal amount of the Live Note on the date of acquisition was approximately $1.0 million. On March 22, 2024, the third party converted $183,000 of the Company’s obligation under the Live Note into 300,000 shares of the Company’s common stock, and on April 10, 2024, the third-party converted $60,900 into 100,000 shares of the Company’s common stock. As of September 28, 2024, the amount outstanding on the Live Note was approximately $0.80 million.

On August 20, 2024, the Company entered into three Purchase Agreements with three otherwise unaffiliated third-party investors (the “Investors”), pursuant to which (1) one Investor agreed to purchase a unit (the “Unit”), consisting of (i) a non-convertible debenture in the principal amount of up to approximately $1.8 million (the “Big Debenture”), and (ii) a warrant (the “Big Warrant”) for the purchase of up to 400,000 shares of the Company’s Common Stock and (2) the two other Investors each agreed to purchase a Unit, consisting of (i) a non-convertible debenture in the principal amount of up to $404,454 (the “Small Debenture”, and, together with the Big Debenture, the “Debentures”) and (ii) a warrant (the “Small Warrant”, and, together with the Big Warrant, the “Warrants”) for the purchase of up 90,909 shares of Common Stock.

The Debentures are unsecured and subordinated to any existing or future debt. The Debentures bear interest at a rate of (i) 1% per month from and after August 20, 2024 (“Original Issue Date”) through and including October 31, 2024, (ii) 3% per month from and after November 1, 2024 through and including January 29, 2025, and (iii) 4% per month from and after January 30, 2025 through and including the date of repayment.

The Big Debenture was issued with an original issue discount (an “OID”) initially of $171,000, which OID can be expanded with up to two potential additions, the first in the amount of $171,000 and, thereafter, in the amount of $342,000, which OIDs will increase the principal amount owing on the Big Debenture. With the original OID, the initial principal amount owing under the Big Debenture is approximately $1.3 million; if, expanded, the principal amount would increase to approximately $1.4 million and, thereafter, potentially to approximately $1.8 million. The first potential increase in the Big Debenture OID would occur if the initial principal amount and interest accrued thereon is not paid in full on or before October 31, 2024. The second potential increase in the OID would occur if the initial principal amount (including the first potential increase in the OID) and interest accrued thereon is not paid in full on or before January 29, 2025.

The Small Debentures were issued with an OID initially of $38,863, which OID can be expanded with up to two potential additions, the first in the amount of $38,863 and, thereafter, in the amount of $77,728, which OIDs will increase the principal amount owing on the Small Debentures. With the original OID, the initial principal amount owing under a Small Debenture is $288,864; if, expanded, the principal amount would increase to $327,726 and, thereafter, potentially to $405,454. The first potential increase in the Small Debenture OID would occur if the initial principal amount and interest accrued thereon is not paid in full on or before October 31, 2024. The second potential increase in the OID would occur if the initial principal amount (including the first potential increase in the OID) and interest accrued thereon is not paid in full on or before January 29, 2025.

As of November 1, 2024, the first of the two additional OIDs was effective. The final maturity date for each of the Debentures is April 28, 2025.

The Big Warrant is exercisable, at an exercise price of $1.71 per share, as follows: (i) 100,000 shares of Common Stock as of Original Issue Date, (ii) contingently for an additional 100,000 shares of Common Stock as of October 31, 2024, if, as of such date, the Company has not repaid in full its obligations under the Big Debenture, and (iii) contingently for an additional 200,000 shares of Common Stock as of January 29, 2025, if, as of such date, the Company has not repaid in full its obligations under the Big Debenture.

The Small Warrant is exercisable, at an exercise price of $1.71 per share, as follows: (i) 22,727 shares of Common Stock as of Original Issue Date, (ii) contingently for an additional 22,727 shares of Common Stock as of October 31, 2024, if, as of such date, the Company has not repaid in full its obligations under the Small Debenture, and (iii) 45,455 shares of Common Stock as of January 29, 2025, if, as of such date, the Company has not repaid in full its obligations under the Small Debenture.

As of November 1, 2024, the contingent second tranche of the Warrants vested.

Each Investor is required to exercise the initial tranche of each Warrant within 15 days of the Original Issue Date. Upon the vesting of each contingent tranche of a Warrant vest, each Investor shall exercise such vested, contingent tranche within 15 days of the vesting of such contingent tranche. If the Company consummates any equity or debt financing before satisfying in full its obligations under the Debentures, then 50% of every net dollar received by the Company from any such financing transaction shall be paid by the Company to the holders of the Debentures, on a pro rata basis, as a mandatory pre-payment thereof. In the event the Company has repaid all sums owing under a Debenture to the Investor, except for an amount equal to any non-conditional OID, the Company has the right, not the obligation, to exercise the vested portion of the Warrant held by the Debenture holder through a set-off of any or all such unpaid OID, on a dollar-for-dollar basis. The Warrants also feature a “cashless” exercise provision. In lieu of making the cash payment otherwise contemplated to be made to the Company upon exercise of a Warrant in payment of the aggregate exercise price, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of Common Stock determined according to a formula set forth in the Warrant. As of September 28, 2024, the outstanding balance due on the debentures was $1.6 million.
On September 19, 2024, ALT5 Subsidiary and an occasional investor in the Company entered into a 12-month Corporate Fixed Deposit Agreement, pursuant to which ALT5 Subsidiary borrowed $1.5 million at an interest rate of 12% per annum, payable monthly, calculated on the then-unpaid principal amount. Upon maturity, ALT5 Subsidiary is obligated to repay the principal amount in full and any accrued and unpaid interest. The principal may be repaid in full, but not in part, with a pre-payment penalty equivalent to three month’s of interest. As of September 28, 2024, the outstanding balance was $1.5 million.
Note 15: Related Party Debt
Long-term debt payable to related parties (see Note 20) as of September 28, 2024 and December 30, 2023 consisted of the following (in $000’s):

	September 28, 2024	December 30, 2023
Isaac Capital Group	$—	$707
Isaac Capital Group, 10% interest rate, matures December 31, 2024	319	—
Live Ventures Incorporated, 10% interest rate, matures December 31, 2024	319	—
Jon Isaac consulting agreement, 10% interest rate, matures March 4, 2026	529
Isaac Capital Group short-term demand advance, 10% interest rate	50	—
Novalk Apps SAA, LLP short-term demand advance, 10% interest rate	110	—
Total notes payable, related parties	1,327	707
Less current portion	(798)	—
Total long-term notes payable, related parties	$529	$707

Twelve months ending September 30,
2025	$—
2026	—
Total future maturities of long-term debt, related parties	$—
Isaac Capital Group LLC
On February 7, 2024, the Company amended its outstanding related party promissory obligations (the “ICG Note”) in favor of ICG to add a convertibility provision. In accordance with Nasdaq Rules, the per-share conversion price was set at $0.61, subject to standard adjustments for (i) stock dividends and splits, (ii) subsequent rights offerings, and (iii) pro rata distributions. The Company’s board of directors provided its approvals of the amendments on February 7, 2024. On March 6, 2024, ICG entered into a Note Purchase Agreement with an otherwise unaffiliated third party, under which the third party acquired the ICG Note. The terms and conditions of the ICG Note were not modified in connection with its acquisition by the third party. The principal amount of the ICG Note on the date of acquisition was approximately $1.2 million. On March 25, 2024, the third party converted $183,000 of the Company’s obligation under the ICG Note into

300,000 shares of the Company’s common stock. As of September 28, 2024, the amount outstanding on the ICG Note was approximately $319,000 (see Note 22).
On April 18, 2024, ICG made a short-term demand advance to the Company in the amount of $100,000. The advance bears interest at a rate of 10% per annum until repaid. As of September 28, 2024, the principal amount outstanding was $50,000 (see Note 22).
Live Ventures Incorporated
On February 7, 2024, the Company amended its outstanding related party promissory obligations (the “Live Note”) in favor of Live Ventures to add a convertibility provision. In accordance with Nasdaq Rules, the per-share conversion price for each obligation, as amended, was set at $0.61, subject to standard adjustments for (i) stock dividends and splits, (ii) subsequent rights offerings, and (iii) pro rata distributions. The Company’s board of directors provided its final approvals of the amendments on February 7, 2024. On March 6, 2024, Live Ventures entered into a Note Purchase Agreement with another otherwise unaffiliated third party, under which under which the third party acquired the Live Note. The terms and conditions of the acquired Live Note were not modified in connection with its acquisition by the third party. The principal amount of the Live Note on the date of acquisition was approximately $1.0 million. On March 22, 2024, the third party converted $183,000 of the Company’s obligation under the Live Note into 300,000 shares of the Company’s common stock. As of September 28, 2024, the amount outstanding on the Live Note was approximately $319,000 (see Note 22).
Jon Isaac
On March 4, 2024, the Company entered into a two-year Consulting Agreement with Jon Isaac, pursuant to which he will provide to the Company (the “Services”): (i) strategic financial advice, including growth strategies, capital allocation, and financial restructuring; (ii) sales and business development advice, including for the acquisition of new clients and new products through networking, referrals, and marketing efforts for our prospective products; (iii) in-depth research and market intelligence on specific industries, sectors, and market trends; (iv) financial models and financial analysis to support strategic decision-making; (v) assistance, through site visits, in the preparation of new client offers and bids for proposed projects; (vi) weekly update calls with management to align on progress of objectives and goals; (vii) enhanced non-confidential materials; (viii) business risk management support; and (ix) other services to which the Company and he may agree that will be memorialized in writing if, when, and as needed during the two-year term. In connection with the Consulting Agreement, the Company entered into a a two-year, straight 10% convertible promissory note in the initial principal amount of $500,000, with an interest rate of 10.0% and a per-share conversion price equivalent to the per-share value of the restricted common stock that he was granted ($1.16). The maturity date of the promissory note is March 4, 2026. As of September 28, 2024, the principal balance outstanding on the promissory note was $529,000 (see Note 22).
Novalk Apps SAA, LLP
On May 28, 2024 and June 3, 2024, Novalk Apps SAA, LLP (“Novalk”) made short-term demand advances in the amount of $120,000 and $100,000, respectively, to the Company. The advances bears interest at a rate of 10% per annum until repaid. As of September 28, 2024, the principal amount outstanding was $110,000 (see Note 22).
Tony Isaac
During June 3, 2024, Tony Isaac made a number of short-term demand advances in the aggregate amount of $62,000 to the Company. The advances bears interest at a rate of 10% per annum until repaid. As of September 28, 2024, the principal amount outstanding was fully repaid (see Note 22).
Note 16: Commitments and Contingencies
Litigation
SEC Complaint
On August 2, 2021, the U.S. Securities and Exchange Commission (“SEC”) filed a civil complaint (the “SEC Complaint”) in the United States District Court for the District of Nevada naming the Company and one of its executive officers, Virland Johnson, the Company’s Chief Financial Officer, as defendants (collectively, the “Defendants”). Pursuant to an agreed-upon Order of the Court, on May 28, 2024, the Company settled its litigation with the SEC. The Settlement Agreement provided, in pertinent part: “Without admitting or denying the allegations of the complaint (except as provided herein in paragraph 12 and except as to personal and subject matter jurisdiction, which [the Company] admits), [the Company] hereby consents to the entry of the final Judgment in the form attached hereto (the “Final Judgment”) and incorporated by reference herein, which, among other things: “(a) permanently restrains and enjoins [the Company] from violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder [15 U.S.C. § 78j(b) and 17 C.F.R. §§ 240.10b-5]; and (c)[sic] orders [the Company] to pay a civil penalty in the amount of $250,000 under Section 21(d)(3) of the Exchange Act [15 U.S.C. § 78u(d)(3)).” The SEC has agreed to accept four quarterly payments from the Company, each in the amount of $62,500. The Settlement Agreement is attached to the Order as Exhibit 1, both of which documents may be viewed at https://ecf.nvd.uscourts.gov/doc1/115110470966.
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
Skybridge
On December 29, 2016, the Company served a Minnesota state court complaint for breach of contract on Skybridge Americas, Inc. (“SA”), the Company’s primary call center vendor throughout 2015 and most of 2016. The Company and SA held a mediation session in July 2020. Trial was held in August 2020 and, on February 1, 2021, the District Court assessed damages against the Company in the amount of approximately $715,000 plus interest, fees, and costs and attorneys’ fees of $475,000. In subsequent proceedings, the Appeals Court affirmed the District Court judgment. Of the total amount awarded to SA, less the funds that the Company had previously deposited with the District Court, SA remained entitled to approximately $422,000 of statutory interest, which obligation was assumed by the buyer in connection with the Company’s disposition of ARCA and its subsidiaries.
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
GeoTraq
On or about April 9, 2021, GeoTraq, Gregg Sullivan, Tony Isaac, and we, among others, resolved all of their claims that related to, among other items, the Company’s acquisition of GeoTraq in August 2017, all post-acquisition activities, and Mr. Sullivan’s post-acquisition employment relationship with GeoTraq (all of such claims, the “GeoTraq Matters”). The resolution was effectuated through the parties’ execution and delivery of a Settlement Agreement and Mutual Agreement of Claims (the “GeoTraq Settlement Agreement”).
Under the terms of the Settlement Agreement, the Company, on its own behalf and on behalf of GeoTraq and Mr. Isaac, agreed to tender to Mr. Sullivan an aggregate of $1.95 million (the “GeoTraq Settlement Consideration”) in the following manner: (i) $250,000, which was tendered in cash on or about the date of the Settlement Agreement and (ii) up to 10 quarterly installments of not less than $170,000 that commenced on June 1, 2021, and continued not less frequently than every three months thereafter (the “GeoTraq Installments”). The Company may tender the GeoTraq Installments in cash or in the equivalent value of shares of its common stock (the value of the shares to be determined by a formula set forth in the Settlement Agreement), in either case at the Company’s discretion. The Company may also prepay one or more GeoTraq Installments in full or in part at any time or from time to time either in cash or in shares of its common stock (a “GeoTraq Prepayment”). If the Company elected to prepay one or more GeoTraq Installments with shares of its common stock, Mr. Sullivan reserved the right not to consent to a tender thereof in excess of 50% of the value of that specific GeoTraq Prepayment; however, Mr. Sullivan was restricted in the reasons for which he can refuse to provide his written consent. The number of shares of the Company’s common stock to be issued upon any GeoTraq Prepayment is determined by a different formula than the one to be utilized for a GeoTraq Installment. On March 17, 2023, the Company converted 5,185 of Mr. Sullivan’s Series A-1 Preferred shares and issued 103,707 shares of the Company’s common stock as payment for its quarterly installment. On June 1, 2023, the Company converted 7,697 of Mr. Sullivan’s Series A-1 Preferred shares into 153,941 shares of the Company’s common stock in payment of its June 30, 2023 quarterly installment. On September 1, 2023, the Company converted 14,471 of Mr. Sullivan’s Series A-1 Preferred shares into 289,421 shares of the Company’s common stock in payment of its September 30, 2023 quarterly installment. As of September 30, 2023, the full balance due under the Settlement Agreement had been repaid and the remaining 1,505 shares of Mr. Sullivan’s Series A-1 Preferred shares were returned to the Company for cancellation without any further consideration.
The parties to the Settlement Agreement released and forever discharged one another from any and all known and unknown claims that were asserted or could have been asserted arising out of the GeoTraq Litigation Matters.
Alixpartners, LLC
On October 19, 2022, Alixpartners, LLC filed a complaint in the Supreme Court of the State of New York, County of New York, styled Alixpartners, LLC, plaintiff/petitioner, against JanOne Inc., Index No. 653877/2022. Plaintiff alleged the breach of an agreement and sought damages in the amount of approximately $345,000. The Company denied that obligation. After extensive negotiations, the parties reached a settlement, pursuant to which the Company agreed to pay to Alixpartners the sum of $125,000 in two tranches and to provide a confession of judgment in its favor in the amount of approximately $450,000, which represented the amount sought in the complaint plus interest thereon. The confession of judgment will be null and void and the complaint will be dismissed with prejudice upon the Company tendering both tranches timely. The Company tendered both settlement payments in May 2023, and the complaint was subsequently dismissed and, accordingly, the Confession of Judgment was rendered null and void.
Sieggreen
In a matter pending in the United States District Court for the District Of Nevada, Case No. 2:21-cv-01517-CDS-EJY, styled as Sieggreen, Individually and On Behalf of All Others Similarly Situated, Plaintiff, v. Live Ventures Incorporated, Jon Isaac, and Virland A. Johnson, Defendants, the Company was added as a defendant on March 6, 2023, and was served on March 23, 2023. Plaintiff has alleged causes of action against the Company for (i) violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and (ii) violation of Section 10(b) of the Securities Exchange Act of 1934 and Rules 10b-5(a) and 10b-5(c) promulgated thereunder. In June 2023 the Company filed a Motion to Dismiss, which the Court granted and provided Plaintiff with leave to file a Second Amended Complaint. On October 31, 2024, Plaintiff filed its Second Amended Complaint. The Company strongly disputes and denies all of the allegations contained therein and will continue to defend itself vigorously against the claims.
Main/270
The Company is a defendant in an action filed on April 11, 2022, in the U.S. District Court Southern District of Ohio, Eastern Division, styled, Trustees Main/270, LLC, Plaintiff, vs ApplianceSmart, Inc. and JANONE, Inc., Defendant, Case No.: 2:22-cv-01938-ALM-EPD. The Company was a guarantor of the lease between the Plaintiff and ApplianceSmart, Inc. Plaintiff alleged a cause of action against the Company in respect of the guaranty and seeks approximately $90,000 therefor. Plaintiff also seeks approximately $1,420,000 against ApplianceSmart and the Company on a joint and several basis. The Company and Live Ventures, the parent company of ApplianceSmart, have an agreement, pursuant to which all attorney’s fees and any judgment will be divided equally between the parties. Nevertheless, the Company does not believe that it is obligated to Plaintiff in that amount and the parties continue to negotiate a potential settlement.
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
The Company is party from time to time to other ordinary course disputes that we do not believe to be material to our financial condition as of September 28, 2024.
Note 17: Stockholders’ Equity
Common Stock: Our Articles of Incorporation authorize 200,000,000 shares of common stock that may be issued from time to time having such rights, powers, preferences, and designations as the Board of Directors may determine. During the 13 weeks ended September 28, 2024 and September 30, 2023, no shares of common stock were issued in lieu of professional services.
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
On October 9, 2023, the stockholders approved the Company’s 2023 Equity Incentive Plan (the “2023 Plan”) at its Annual Meeting of Stockholders held in October 2023, the Company’s Compensation Committee awarded 908,852 Restricted Stock Units (“RSU’s”) to various employees of the Company. The RSU’s were immediately vested, and the total value of the award was $345,000 based upon the closing price of $0.3796 of the Company’s stock on October 9, 2023. The 2023 Plan having been approved by stockholders, 908,852 shares of the Company’s common stock were issued during the 13 weeks ended March 30, 2024.
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
On March 22, 2024, pursuant to the terms and conditions of a promissory note, the Company converted $183,000 of obligations into 300,000 shares of the Company’s common stock (see Note 22).
On March 25, 2024, pursuant to the terms and conditions of a promissory note, the Company converted $183,000 of obligations into 300,000 shares of the Company’s common stock (see Note 22).
On April 10, 2024, pursuant to the terms and conditions of a promissory note, the Company converted $60,900 of obligations into 100,000 shares of the Company’s common stock (see Note 22).
On April 12, 2024, pursuant to the terms and conditions of a promissory note, the Company converted $60,900 of obligations into 100,000 shares of the Company’s common stock (see Note 22).
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

On May 1, 2024, the Company entered into a Securities Purchase Agreement with two institutional investors for the sale by the Company of 79,782 units of the Company’s securities at a purchase price of $3.775 per unit, each unit consisting of one share of the Company’s common stock and one common stock purchase warrant for the purchase of an additional share of Common Stock. Each three-year warrant is exercisable immediately at an exercise price of $3.63 per share. The gross proceeds were approximately $300,000, before deducting related expenses.
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
On June 6, 2024, the Company entered into a one-year consulting agreement with a non-affiliated third-party, pursuant to which the third party will provide a variety of finance and investor-related services to the Company. In connection with the marketing agreement, the Company issued to the third-party 150,000 shares of its common stock.
During the three months ended September 28, 2024, the Company issued an aggregate of 295,000 shares of its common stock to four individuals under the Company’s 2023 Equity Incentive Plan. The aggregate value of the shares at issuance was approximately $1.2 million.
As of September 28, 2024, and December 30, 2023, there were 14,019,015 and 4,957,647 shares, respectively, of common stock issued and outstanding.
Stock Options: The Company’s 2023 Plan, which was adopted by the Board in August 2023 and approved by the stockholders at the 2023 Annual Meeting of Stockholders, replaces the 2016 Plan, which replaced the 2011 Plan. Under the 2023 Plan, the maximum aggregate number of shares, which may be subject to or delivered under Awards granted under the Plan is two million (2,000,000) shares. Awards may be in the form of a Stock Award, Option, Stock Appreciation Right, Stock Unit, or Other Stock-based Award granted in accordance with the terms of the respective Plan. During the 13 and 39 weeks ended September 28, 2024, the Company recognized $1.2 million and $1.5 million, respectively, in share-based compensation expense related to the 908,852 RSU’s that were awarded and immediately vested, as well as 295,000 shares of the Company’s common stock issued (see above).
The Company’s 2016 Plan authorizes the granting of awards in any of the following forms: (i) incentive stock options, (ii) nonqualified stock options, (iii) restricted stock awards, and (iv) restricted stock units, and expires on the earlier of October 28, 2026, or the date that all shares reserved under the 2016 Plan are issued or no longer available. On November 4, 2020, the Company amended the 2016 Plan to increase the issuance of common shares from 400,000 to 800,000. The vesting period is determined by the Board of Directors at the time of the stock option grant. As of September 28, 2024 and December 30, 2023, 100,000 options were outstanding under the 2016 Plan.
The Company’s 2011 Plan authorizes the granting of awards in any of the following forms: (i) stock options, (ii) stock appreciation rights, and (iii) other share-based awards, including but not limited to, restricted stock, restricted stock units or performance shares, and expired on the earlier of May 12, 2021, or the date that all shares reserved under the 2011 Plan are issued or no longer available. As of September 28, 2024 and December 30, 2023, 8,000 were outstanding under the 2011 Plan. No additional awards will be granted under the 2011 Plan.
The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no stock options granted during the 13 and 39 weeks ended September 28, 2024.

Additional information relating to all outstanding options is as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Outstanding at December 30, 2023	114,000	$5.68	$—	6.1
Outstanding at March 30, 2024	114,000	$5.68	$11	5.9
Cancelled/expired	(6,000)	$17.35
Outstanding at June 29, 2024	108,000	$5.03	$7	6.0
Balance at September 28, 2024	108,000	$5.03	$—	5.7
Exercisable at September 28, 2024	108,000	$5.03	$—	5.7
The Company recognized approximately $0 and $1,000 of share-based compensation expense for the 13 weeks ended September 28, 2024 and September 30, 2023, respectively, and approximately $1.5 million and $14,000 of share-based compensation expense for the 39 weeks ended September 28, 2024 and September 30, 2023, respectively.
As of September 28, 2024, the Company had no unrecognized share-based compensation expense associated with equity awards.
Series A-1 Preferred Stock
170,250 shares were converted during the 39 weeks ended September 28, 2024. As of September 28, 2024 and December 30, 2023, respectively, there were 23,480 and 193,730 shares of Series A-1 Preferred Stock outstanding.
Series S Preferred Stock
On December 28, 2022 the Company acquired Soin Therapeutics by way of merger. In connection with this transaction, with a potential value of up to $30.0 million, the Company tendered 100,000 shares of the Company’s Series S Convertible Preferred Stock. Shares of Series S Convertible Preferred Stock are convertible into the Company’s common shares at a ratio of 1:1. As of September 28, 2024 and December 30, 2023, there were 100,000 shares of Series S Convertible Preferred Stock outstanding.
Note 18: Mezzanine Equity
Series S Preferred Stock
During the 39 weeks ended September 28, 2024, the Company reclassified approximately $2.7 million from mezzanine equity to current liabilities, and approximately $8.0 million from mezzanine equity to permanent equity (see Note 3). Consequently, as of September 28, 2024, the outstanding balance in mezzanine equity was approximately $3.9 million.
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

The following table presents the computation of basic and diluted net income (loss) per share (in $000’s, except share and per-share data):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Continuing Operations
Basic
Net loss from continuing operations	$(822)	$(242)	$(2,377)	$(825)
Weighted average common shares outstanding	12,805,718	4,198,940	10,030,608	3,687,986
Basic loss per share from continuing operations	$(0.06)	$(0.06)	$(0.24)	$(0.22)
Diluted
Net loss from continuing operations	$(822)	$(242)	$(2,377)	$(825)
Weighted average common shares outstanding	12,805,718	4,198,940	10,030,608	3,687,986
Diluted loss per share from continuing operations	$(0.06)	$(0.06)	$(0.24)	$(0.22)
Discontinued Operations
Basic
Net income from discontinued operations	$—	$28	$—	$10,818
Weighted average common shares outstanding	12,805,718	4,198,940	10,030,608	3,687,986
Basic income per share from discontinued operations	$—	$0.01	$—	$2.93
Diluted
Net income from discontinued operations	$—	$28	$—	$10,818
Weighted average common shares outstanding	12,805,718	4,198,940	10,030,608	3,687,986
Diluted income per share from discontinued operations	$—	$0.01	$—	$2.93
Total
Basic
Net (loss) income	$(822)	$(214)	$(2,377)	$9,993
Weighted average common shares outstanding	12,805,718	4,198,940	10,030,608	3,687,986
Basic (loss) income per share	$(0.06)	$(0.05)	$(0.24)	$2.71
Diluted
Net (loss) income	$(822)	$(214)	$(2,377)	$9,993
Weighted average common shares outstanding	12,805,718	4,198,940	10,030,608	3,687,986
Diluted (loss) income per share	$(0.06)	$(0.05)	$(0.24)	$2.71
Potentially dilutive securities totaling 108,000 and 114,000 were excluded from the calculation of diluted earnings per share for the 39 weeks ended September 28, 2024 and September 30, 2023, respectively, because the effects were anti-dilutive based on the application of the treasury stock method. Additionally, 23,480 shares of Series A-1 Preferred Stock, convertible into 469,590 of the Company’s common stock, and 100,000 shares of Series S Preferred Stock, convertible into 3.0 million shares of the Company’s common stock (subject to certain contractual, event-based, and temporal limitations), were excluded from the calculation of diluted earnings per share as, by agreement, these shares could not be converted as of September 28, 2024.
Note 20: Income Taxes
The Company recorded an income tax benefit from continuing operations of approximately $517,000 and $25,000 for the 13 weeks ended September 28, 2024 and September 30, 2023, respectively, and an income tax benefit from discontinued operations of $0 and $28,000 for the 13 weeks ended September 28, 2024 and September 30, 2023, respectively. The Company recorded an income tax benefit from continuing operations of approximately $3.4 million and $269,000 for the 39 weeks ended September 28, 2024 and September 30, 2023, respectively, and an income tax expense from discontinued operations of $0 and $3.2 million for the 39 weeks ended September 28, 2024 and September 30, 2023, respectively. The Company’s overall effective tax rate was 59.2% and 30.3% for the 39 weeks ended September 28, 2024 and September 30,

2023, respectively. The effective tax rates and related provisional tax amounts vary from the U.S. federal statutory rate primarily due to state taxes and the release of a valuation allowance in the United States.
Note 21: Segment Information
The Company operates within targeted markets through three reportable segments for continuing operations: Biotechnology, Fintech, and Recycling. The Biotechnology segment commenced operations in September 2019 and is focused on development of new and innovative solutions for ending the opioid epidemic ranging from digital technologies to educational advocacy. The Fintech segment commenced operations during May 2024 with the acquisition of ALT5 Subsidiary (see Note 3), which provides next generation blockchain-powered technologies to enable a migration to a new global financial paradigm. The Recycling segment includes all fees charged and costs incurred for collecting, recycling and installing appliances for utilities and other customers. The Recycling segment also includes byproduct revenue, which is primarily generated through the recycling of appliances. The nature of products, services and customers for each segment varies significantly. As such, the segments are managed separately. Our Chief Executive Officer has been identified as the Chief Operating Decision Maker (“CODM”). The CODM evaluates performance and allocates resources based on sales and income from operations of each segment. Operating loss represents revenues less cost of revenues and operating expenses, including certain allocated selling, general and administrative costs. There are no intersegment sales or transfers. Due the sale of Company’s Recycling segment during March 2023, it is being presented as discontinued operations for the 13 and 39 weeks ended September 30, 2023.

The following tables present our segment information for the 13 and 39 weeks ended September 28, 2024 and September 30, 2023 (in $000’s):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Revenues
Biotechnology	$—	$—	$—	$—
Fintech	4,941	—	7,110	—
Discontinued operations	—	—	—	3,795
Total Revenues	$4,941	$—	$7,110	$3,795
Gross profit
Biotechnology	$—	$—	$—	$—
Fintech	2,361	—	3,459	—
Discontinued operations	—	—	—	(197)
Total Gross profit	$2,361	$—	$3,459	$(197)
Operating income (loss)
Biotechnology	$(1,574)	$(764)	$(6,557)	$(2,923)
Fintech	353	—	614	—
Discontinued operations	—	—	—	14,158
Total Operating income (loss)	$(1,221)	$(764)	$(5,943)	$11,235
Depreciation and amortization
Biotechnology	$438	$363	$1,604	$1,090
Fintech	536	—	715	—
Discontinued operations	—	—	—	96
Total Depreciation and amortization	$974	$363	$2,319	$1,186
Interest (income) expense, net
Biotechnology	$(363)	$(758)	$(272)	$(1,598)
Fintech	110	—	267	—
Discontinued operations	—	—	—	181
Total Interest expense, net	$(253)	$(758)	$(5)	$(1,417)
Net income (loss) before income taxes
Biotechnology	$(1,897)	$(267)	$(7,228)	$(1,094)
Fintech	558	—	1,408	—
Discontinued operations	—	—	—	13,976
Total Net income before income taxes	$(1,339)	$(267)	$(5,820)	$12,882
Note 22: Related Parties
Shared Services
Tony Isaac, the Company’s President, is the father of Jon Isaac, President and Chief Executive Officer of Live Ventures and managing member of ICG. Tony Isaac and Richard Butler, Board of Directors members of the Company, are members of the Board of Directors of Live Ventures. The Company also shares certain executive, accounting and legal services with Live Ventures. The total services shared were approximately $44,000 and $28,000 for the 13 weeks ended September 28, 2024 and September 30, 2023, respectively, and $145,000 and $121,000 for the 39 weeks ended September 28, 2024 and September 30, 2023, respectively. Customer Connexx rented approximately 9,900 square feet of office space from Live Ventures in Las Vegas, Nevada. Effective August 2023, due to the winding down of operations of the Recycling Subsidiaries, the Company ceased leasing office space in the Las Vegas, Nevada facility. The total rent and common area expense was approximately $4,000 and $0 for the 13 weeks ended September 28, 2024 and September 30, 2023, respectively, and approximately $13,000 and $103,000 for the 39 weeks ended September 28, 2024 and September 30, 2023, respectively.
Notes with Live Ventures and ICG
On February 7, 2024, the Company entered into a promissory notes with each of Live Ventures and ICG. The initial principal amount of each note is $300,000, with an interest rate of 10% per annum. Pursuant to an amendment to each note, $100,000 of principal, and accrued interest thereon, is due on September 7, 2024 for each note, and the balance of each note is due on December 31, 2024. At the Company’s option, the obligation under each note is convertible after the six-month anniversary thereof at a per-share conversion price of $0.61, subject to standard adjustments for (i) stock dividends and splits, (ii) subsequent rights offerings, and (iii) pro rata distributions. The Company’s board of directors approved the issuance of the two notes on February 7, 2024. As of September 28, 2024, the principal balances outstanding on each of the promissory notes was $319,000.
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
As compensation for the Services, the Company (i) assigned to him two universal life insurance policies that relate to the life of one of the founders of our now-disposed legacy recycling business (as of March 4, 2024, the first policy had an accumulated value/surrender value of approximately $3,854 and the second had an accumulated value/surrender value of approximately $468); (ii) agreed to tender to him funds in our Canadian counsel’s trust account in the event that the prospective Order of the Court of Appeal for Ontario Canada in the matter styled, Amtim Capital Inc. and Appliance Recycling Centers of America, Case No. COA-23-CV-0156, became the final Order of the Court, which amount we received during the reporting period and tendered to Mr. Isaac $220,000; (iii) issued to him 200,000 restricted shares of our common stock with the per-share value being the average of the Nasdaq Historical NOCP closing price during the five trading days prior to our board approving the Consulting Agreement, which shares were awarded from our 2023 Equity Incentive Plan; and (iv) issued to him a two-year, straight 10% convertible promissory note in the initial principal amount of $500,000, with an interest rate of 10.0% and a per-share conversion price equivalent to the per-share value of the restricted common stock that he was granted ($1.16). The maturity date of the promissory note is March 4, 2026. The value of the restricted shares was $232,000 on the date issued. As of September 28, 2024, the principal balance outstanding on the promissory note was $529,000.
Short-Term Advances
On April 18, 2024, ICG made a short-term demand advance to the Company in the amount of $100,000. The advance bears interest at a rate of 10% per annum until repaid. As of September 28, 2024, the principal amount outstanding was $50,000.
On May 28, 2024 and June 3, 2024, Novalk made short-term demand advances in the amount of $120,000 and $100,000, respectively, to the Company. Juan Yunis, an employee of Live Ventures, is the managing member of Novalk. The advances bears interest at a rate of 10% per annum until repaid. As of September 28, 2024, the principal amount outstanding was $110,000.
During June 3, 2024, Tony Isaac made a number of short-term demand advances in the aggregate amount of $62,000 to the Company. The advances bears interest at a rate of 10% per annum until repaid. As of September 28, 2024, the Company had repaid the advance in full (see Note 22).
Note 23: Subsequent event

On November 8, 2024, the Company entered into an agreement with a vendor of services to its Canadian subsidiary, pursuant to which the Company acquired certain assets of the vendor that the subsidiary has been using, which assets consist of the vendor’s cryptocurrency exchange software, related mobile apps (certain of which are currently deployed and the remainder are in development), a “futures trading module” that is approximately 50% developed, and all related source code, documentation, data, and bug repositories, as well as all of the trademarks of the vendor.

In consideration of the purchase of the assets, the Company issued to the selling vendor seven hundred seventy-one thousand ten (771,010) shares of its Series Q Convertible Preferred Stock, which is convertible on a one-for-one basis into shares of the Company’s common stock. The shares are convertible ratably during the eight quarters following the closing of the acquisition. In the event that the sole owner of the selling vendor fails or refuses to perform and provide, timely and competently, in any material respect, the transition services required by the Company in connection with the acquisition, the Company may cancel any then-unconverted shares of Preferred Stock.

The Company also entered into two-year consulting agreements with two of the selling entities’ consultants. One consultant will be issued one hundred fifty-four thousand two hundred two (154,202) shares of Series Q Convertible Preferred Stock and receive a monthly consulting fee of $10,000 and the other consultant will receive a monthly consulting fee of $9,000. The conversion features of the preferred stock and the payment of the consulting fees are subject to cancellation provisions equivalent to the cancellation provisions of the unconverted preferred stock that was issued to the selling vendor.
Due to the timing of the asset acquisition, the accounting for this business combination is incomplete. As a result, it is impracticable for the Company to disclose substantially all required disclosures of Accounting Standards Codification 805, Business Combinations, for this acquisition.
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that, other than as disclosed above, there have been no events that have occurred that would require adjustments to disclosures in its condensed consolidated financial statements.

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
Overview
Through our Biotechnology segment, we are focused on finding treatments for conditions that cause chronic pain and bringing to market drugs with non-addictive and non-sedative pain-relieving properties and, through our Fintech segment, we provide next generation blockchain-powered technologies to enable a migration to a new global financial paradigm. In addition, through our sale of subsidiaries ARCA Recycling, Connexx, ARCA Canada and, GeoTraq Inc., we have exited these legacy businesses; Consequently, the results for these businesses are reported as discontinued operations for the 13 and 39 weeks ended September 28, 2024 and September 30, 2023.
During the periods disclosed in this Quarterly Report, we operated two reportable segments:
•Biotechnology: Our Biotechnology segment is focused on finding treatments for conditions that cause chronic pain and bringing to market drugs with non-addictive and non-sedating pain-relieving properties.
•Fintech: Our Fintech segment provides next generation blockchain-powered technologies for tokenization, trading, clearing, settlement, payment, and safe-keeping of digital assets.

For the Thirteen Weeks Ended September 28, 2024 and September 30, 2023
Results of Operations
The following table sets forth certain statement of operations items for the periods indicated (in $000’s):

	13 Weeks Ended	13 Weeks Ended
	September 28, 2024	September 30, 2023
Select Data:
Revenue	$4,941	$—
Cost of revenue	2,580	—
Selling, general and administrative expenses	3,582	764
Interest income, net	253	758
Net income (loss) before provision of income taxes	(1,339)	(267)
Income tax benefit	(517)	(25)
Net income (loss) from continuing operations	(822)	(242)
Income tax benefit from discontinued operations	—	(28)
Net income from discontinued operations	—	28
Net income	$(822)	$(214)
The following tables set forth revenues for key product and service categories, percentages of total revenue and gross profits earned by key product and service categories and gross profit percent as compared to revenues for each key product category indicated (in $000’s):

	13 Weeks Ended		13 Weeks Ended
	September 28, 2024		September 30, 2023
	Net Revenue	Percent of Total	Net Revenue	Percent of Total
Revenue
Biotechnology	$—	—%	$—	—%
Fintech	4,941	100.0%	—	—%
Total revenue	$4,941	100.0%	$—	—%

	13 Weeks Ended		13 Weeks Ended
	September 28, 2024		September 30, 2023
	Gross Profit	Gross Profit Percentage	Gross Profit	Gross Profit Percentage
Gross Profit
Biotechnology	$—	—%	$—	—%
Fintech	2,361	47.8%	—	—%
Total gross profit	$2,361	47.8%	$—	—%
Revenue
Revenue increased by approximately $4.9 million for the 13 weeks ended September 28, 2024, as compared to the 13 weeks ended September 30, 2023. The increase is due to the acquisition of ALT5 Subsidiary during May 2024.
Cost of Revenue
Cost of revenue increased by approximately $2.6 million for the 13 weeks ended September 28, 2024, as compared to the 13 weeks ended September 30, 2023. The increase is due to the acquisition of ALT5 Subsidiary during May 2024.

Selling, General and Administrative Expense
Selling, general and administrative expenses increased by approximately $2.8 million for the 13 weeks ended September 28, 2024, as compared to the 13 weeks ended September 30, 2023, primarily due to the acquisition of ALT5 Subsidiary during May 2024, as well as the allowance recorded against the SPYR receivable (see Note 5). This increase relates only to continuing operations.
Interest Income, net
Interest income, net decreased by approximately $500,000 for the 13 weeks ended September 28, 2024, as compared to the 13 weeks ended September 30, 2023 primarily due to no longer accreting the discounts in connection with the promissory note with SPYR and the receivable from VM7, as well as the acquisition of ALT5 Subsidiary during May 2024.
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
Operating loss by operating segment, is defined as loss before net interest expense, other income and expense, provision for income taxes ($000’s).

	13 Weeks Ended September 28, 2024			13 Weeks Ended September 30, 2023
	Biotechnology	Fintech	Total	Biotechnology	Fintech	Total
Revenue	$—	$4,941	$4,941	$—		$—
Cost of revenue	—	2,580	2,580	—		—
Gross profit	—	2,361	2,361	—	—	—
Selling, general and administrative expense	1,574	2,008	3,582	764	—	764
Operating (loss) income	$(1,574)	$353	$(1,221)	$(764)	$—	$(764)
Biotechnology Segment
Our biotechnology segment incurred expenses of approximately $1.6 million and $764,000 related to employee costs and professional services related to research, and corporate services, as well as amortization of the Soin intangibles for the 13 weeks ended September 28, 2024 and the 13 weeks ended September 30, 2023, respectively.
Fintech Segment
Our fintech segment, which includes ALT5 Subsidiary, which was acquired during May 2024. Revenue for the 13 weeks ended September 28, 2024, was approximately $4.9 million, while cost of revenue was approximately $2.6 million. Operating income for the 13 weeks ended September 28, 2024 was approximately $353,000. On November 8, 2024, we entered into an agreement with a vendor of services to ALT5 Subsidiary, pursuant to which we acquired certain assets of the vendor that ALT5 Subsidiary has been using. A detailed description of the transaction is included in Note 23, Subsequent event, to the Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q.
For the Twenty-Six Weeks Ended September 28, 2024 and September 30, 2023
Results of Operations
The following table sets forth certain statement of operations items for the periods indicated (in $000’s):

	39 Weeks Ended	39 Weeks Ended
	September 28, 2024	September 30, 2023
Selected Data:
Revenue	$7,110	$—
Cost of revenue	3,651	—
Selling, general and administrative expenses	9,402	2,923
Interest (expense) income, net	5	1,598
Net loss before provision of income taxes	(5,820)	(1,094)
Income tax benefit	(3,443)	(269)
Net loss from continuing operations	(2,377)	(825)
Income from discontinued operations	—	13,976
Income tax provision for discontinued operations	—	3,158
Net income from discontinued operations	—	10,818
Net (loss) income	$(2,377)	$9,993

The following tables set forth revenues for key product and service categories, percentages of total revenue and gross profits earned by key product and service categories and gross profit percent as compared to revenues for each key product category indicated (in $000’s):

	39 Weeks Ended		39 Weeks Ended
	September 28, 2024		September 30, 2023
	Net Revenue	Percent of Total	Net Revenue	Percent of Total
Revenue
Biotechnology	$—	—%	$—	—%
Fintech	7,110	100.0%	—	—%
Revenue from discontinued operations	—	—%	3,795	100.0%
Total revenue	$7,110	100.0%	$3,795	100.0%

	39 Weeks Ended		39 Weeks Ended
	September 28, 2024		September 30, 2023
	Gross Profit	Gross Profit Percentage	Gross Profit	Gross Profit Percentage
Gross Profit
Biotechnology	$—	—%	$—	—%
Fintech	3,459	48.6%	—	—%
Gross profit from discontinued operations	—	—%	(197)	-5.2%
Total gross profit	$3,459	48.6%	$(197)	-5.2%
Revenue
Revenue increased by approximately $3.3 million for the 39 weeks ended September 28, 2024, as compared to the 39 weeks ended September 30, 2023. The increase is due to the acquisition of ALT5 Subsidiary during May 2024, partially offset by no revenue from discontinued operations during the 39 weeks ended September 28, 2024.
Cost of Revenue
Cost of revenue decreased by approximately $341,000 for the 39 weeks ended September 28, 2024, as compared to the 39 weeks ended September 30, 2023. The decrease is due to no cost of revenue from discontinued operations, partially offset by the acquisition of ALT5 Subsidiary during May 2024. Gross profit percentage for ALT5 Subsidiary was 48.6% for the 39 weeks ended September 28, 2024.

Selling, General and Administrative Expense
Selling, general and administrative expenses increased by approximately $5.0 million for the 39 weeks ended September 28, 2024, as compared to the 39 weeks ended September 30, 2023, primarily due to the acquisition of ALT5 Subsidiary during May 2024, stock-based compensation expense recognized due to the grants of RSU’s and the Company’s common stock (see Note 17), as well as amortization costs relating to the Soin intangibles. This increase relates only to continuing operations.
Interest Income, net
Interest expense, net decreased by approximately $1.6 million for the 39 weeks ended September 28, 2024, as compared to the 39 weeks ended September 30, 2023 primarily due to no longer accreting the discounts in connection with the promissory note with SPYR and the receivable from VM7, as well as the acquisition of ALT5 Subsidiary during May 2024.
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
Operating loss by operating segment, is defined as loss before net interest expense, other income and expense, provision for income taxes ($000’s).

	39 Weeks Ended September 28, 2024				39 Weeks Ended September 30, 2023
	Biotechnology	Fintech	Discontinued Operations	Total	Biotechnology	Fintech	Discontinued Operations	Total
Revenue	$—	$7,110	$—	$7,110	$—		$3,795	$3,795
Cost of revenue	—	3,651	—	3,651	—		3,992	3,992
Gross profit	—	3,459	—	3,459	—	—	(197)	(197)
Selling, general and administrative expense	6,557	2,845	—	9,402	2,923	—	1,468	4,391
Gain on sale of ARCA	—		—	—	—		(15,824)	(15,824)
Operating (loss) income	$(6,557)	$614	$—	$(5,943)	$(2,923)	$—	$14,159	$11,236
Liquidity and Capital Resources
Overview
As of September 28, 2024, our cash on hand was approximately $8.7 million. We intend to raise funds to support future development of JAN 123 either through capital raises or structured arrangements.
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
Cash Flows
During the 39 weeks ended September 28, 2024, cash provided by operations was approximately $3.7 million, compared to cash provided by operations of approximately $1.9 million during the 39 weeks ended September 30, 2023. Cash provided by discontinued operations during the 39 weeks ended September 30, 2023 was approximately $2.3 million, while cash used in continuing operations was approximately $448,000. The decrease in cash was primarily due to results of operations as discussed above.

Cash provided by investing activities was approximately $5.9 million for the 39 weeks ended September 28, 2024, compared to cash used in investing activities of $156,000 for the 39 weeks ended September 30, 2023. Cash provided by investing activities for the 39 weeks ended September 28, 2024 was related to cash acquired in the acquisition of ALT5 Subsidiary, while cash used in investing activities for the 39 weeks ended September 30, 2023 was all associated with discontinued operations and was related to purchases of property and equipment.
Cash provided by financing activities was $2.1 million for the 39 weeks ended September 28, 2024, and relates to proceeds received from warrants converted to our common stock and proceeds received from related parties, partially offset by payments on notes payable, and payment on related party notes payable. Cash used in financing activities was approximately $1.4 million for the 39 weeks ended September 30, 2023. Cash used in financing activities from discontinued operations for the 39 weeks ended September 30, 2023 was approximately $2.2 million and was primarily due to the repayment of debt obligations. Cash provided financing activities from continued operations for the 39 weeks ended September 30, 2023 was approximately $777,000 and was $792,000 in proceeds from equity financing and $259,000 from warrants issued, partially offset by $274,000 in debt repayments.
Sources of Liquidity
We continue to face a challenging competitive environment as we continue to focus on raising capital and managing expenses. We reported a net loss of approximately $2.4 million from continuing operations in for the 39 weeks ended September 28, 2024, and a net loss from continuing operations of approximately $825,000 for the 39 weeks ended September 30, 2023 primarily due to increased amortization expense of the Soin intangible and stock-based compensation expense of $1.5 million. Additionally, the Company has total current assets of approximately $31.9 million and total current liabilities of approximately $42.3 million resulting in a net negative working capital of approximately $10.4 million. Cash used in continuing operations was approximately $3.7 million.
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
Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 28, 2024, the period covered in this report, our disclosure controls and procedures were not effective because of the material weaknesses discussed below.
In light of the conclusion that our internal disclosure controls are ineffective as of September 28, 2024, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regard to this Quarterly Report. Accordingly, the Company believes, based on its knowledge, that: (i) this Quarterly Report does not contain any untrue statement of a material fact or omit a material fact; and (ii) the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this Quarterly Report.
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
Our management assessed the effectiveness of our internal control over financial reporting as of September 28, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 regarding Internal Control – Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting was not effective as of September 28, 2024.
Management noted material weaknesses in internal control when conducting their evaluation of internal control as of September 28, 2024. (1) Insufficient written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act; and (2) Insufficient resources to maintain adequate segregation of duties and maintain its internal control environment.
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
Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the fiscal year ended September 28, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of funds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information.
None.
Item 6. Exhibits.
Index to Exhibits

Exhibit Number		Exhibit Description	Form	File Number	Exhibit Number	Filing Date
3.19		Articles of Incorporation of ALT5 Sigma Corporation (the Name Change Subsidiary), filed with the Secretary of State for the State of Nevada on July 10, 2024.	8-K	0-19621	3.19	7/17/2024

3.20		Articles of Merger for ALT5 Sigma Corporation with and into JanOne Inc., filed with the Secretary of State for the State of Nevada on July 11, 2024, and effective on July 15, 2024.	8-K	0-19621	3.20	7/17/2024

3.21	*	Certificate of Designation of the Rights, Preferences, and Limitations of Series Q Convertible Preferred Stock, filed with the Secretary of State of the State of Nevada on November 8, 2024.

10.110		Form of Unit Purchase Agreement for the “Big Debenture” and “Big Warrant,” dated August 20, 2024.	8-K	0-19621	10.110	8/23/2024

10.111		Form of Non-Convertible Debenture for the “Big Debenture,” dated August 20, 2024.	8-K	0-19621	10.111	8/23/2024

10.112		Form of Common Stock Purchase Warrant for the “Big Warrant,” dated August 20, 2024.	8-K	0-19621	10.112	8/23/2024

10.113		Form of Unit Purchase Agreement for the “Small Debenture” and “Small Warrant,” dated August 20, 2024.	8-K	0-19621	10.113	8/23/2024

10.114		Form of Non-Convertible Debenture for the “Small Debenture”, dated August 20, 2024.	8-K	0-19621	10.114	8/23/2024

10.115		Form of Common Stock Purchase Warrant for the “Small Warrant,” dated August 20, 2024.	8-K	0-19621	10.115	8/23/2024

10.116		Employment Agreement, dated August 26, 2024.	8-K	0-19621	10.116	8/30/2024

10.117	*	Form of Asset Purchase and Sale Agreement, dated November 8, 2024.

31.1	*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	Inline XBRL Instance Document

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document

101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
________________________
*Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

ALT5 Sigma Corporation
(Registrant)

Date:	November 12, 2024	By:	/s/ Tony Isaac
Tony Isaac
Chief Executive Officer
(Principal Executive Officer)

Date:	November 12, 2024	By:	/s/ Virland A. Johnson
Virland A. Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)