Form 10-K/A
period 2023-12-30
ALT5 Sigma Corp
filed 2025-03-25
CIK 862861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 30, 2023
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File No. 000-19621
ALT5 SIGMA CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	41-1454591
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

325 E. Warm Springs Road, Las Vegas, Nevada	89119
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 702-997-5968
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value Title of each class	ALTS Trading Symbol(s)	Nasdaq Capital Market Name of each exchange on which registered
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

Hudgens CPA, PLLC PCAOB ID# 6849 Houston, Texas

INTRODUCTORY STATEMENT
ALT5 Sigma Corporation is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 30, 2023 for the purpose of filing the correct Exhibits 31.1, 31.2, 32.1, and 32.2 to replace those that were misdated in the original filing. Other than the filing of these replacement exhibits and the dating of this Amendment, there are no changes to that Annual Report.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Financial Statements, Financial Statement Schedules and Exhibits
3.Exhibits
See Index to Exhibits

Index to Exhibits

Exhibit No.	Description

31.1+	Certification by President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification by President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

March 25, 2025	ALT5 Sigma Corporation (Registrant)

	By	/s/ Tony Isaac
Tony Isaac
President
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer
/s/ Tony Isaac	President, Treasurer	March 25, 2025
Tony Isaac

Principal Financial and Accounting Officer
/s/ Virland A. Johnson	Chief Financial Officer	March 25, 2025
Virland A. Johnson

Directors
/s/ Tony Isaac	Director	March 25, 2025
Tony Isaac

/s/ Richard Butler	Director	March 25, 2025
Richard Butler

/s/ John Bitar	Director	March 25, 2025
John Bitar

/s/ Nael Hajjar	Director	March 25, 2025
Nael Hajjar