Form 10-K
period 2024-12-28
ALT5 Sigma Corp
filed 2025-03-28
CIK 862861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 28, 2024
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
If any emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The aggregate market value of the registrant’s common stock held by non-affiliates, based on the closing sales price of such stock on July 1, 2024 was approximately $26.7 million.
The number of shares outstanding of the registrant’s common stock as of March 25, 2025 was 16,078,647.

PART I
ITEM 1. BUSINESS
General
ALT5 Sigma Corporation, (formerly known as JanOne Inc.) and subsidiaries (collectively, “we,” “us,” the “Company,” or “ALT5”). Through our Fintech segment, the Company provides next generation blockchain-powered technologies to enable a migration to a new global financial paradigm, and, through our Biotechnology segment, we are focused on finding treatments for conditions that cause chronic pain and bringing to market drugs with non-addictive and non-sedative pain-relieving properties.
On May 15, 2024, the Company acquired ALT5 Sigma, Inc., and on July 15, 2024, changed its corporate name from JanOne Inc. to ALT5 Sigma Corporation. ALT5 Sigma, Inc., is a financial services and Fintech holding company. ALT5 Sigma, Inc. was created by financial industry specialists out of the necessity to provide the digital asset economy with the best practices of the industry and state of the art over-the-counter trading.
Through March 8, 2023, the Company operated its discontinued legacy businesses through its Recycling Subsidiaries, consisting of: (a) ARCA Recycling, Inc., a California corporation (“ARCA Recycling”), (b) ARCA Canada Inc., a corporation organized under the laws of Ontario, Canada (“ARCA Canada”), and (c) Customer Connexx, LLC, a Nevada limited liability company (“Connexx”). ARCA Recycling and ARCA Canada recycle major household appliances in North America by providing turnkey appliance recycling and replacement services for utilities and other sponsors of energy efficiency programs. Connexx is a company that provides call center services for recycling businesses. On March 9, 2023, we entered into a Stock Purchase Agreement (the “Recycling Purchase Agreement”) with VM7 Corporation, a Delaware corporation (“VM7”), under which it agreed to acquire all of the outstanding equity interests of the Recycling Subsidiaries. The principal of VM7 is Virland A. Johnson, our Chief Financial Officer.
The information contained in or accessible from our website is not incorporated into this Annual Report on Form 10-K (the “Form 10-K”), and it should not be considered part of this Form 10-K. We have included our website address in this Form 10-K solely as an inactive textual reference.
The Company’s legal address is located at 325 E Warm Springs Rd #102, Las Vegas, NV 89119, with subsidiary offices in Newmarket, and Montreal, Canada.
Fintech
Overview
ALT5 Sigma, Inc., through its subsidiaries, offers two main platforms to its customers: “ALT5 Pay” and “ALT5 Prime.” ALT5 Pay is a crypto-currency payment gateway that enables registered and approved global merchants to accept and make crypto-currency payments or to integrate the ALT5 Pay payment platform into their application or operations using the plugin with WooCommerce and or ALT5 Pay’s checkout widgets and APIs. Merchants have the option to convert to fiat currency (US Dollars, Canadian Dollars, Euros, and British Pounds Sterling) automatically or to receive their payment in digital assets. ALT5 Prime is an electronic over-the-counter trading platform that enables registered and approved customers to buy and sell digital assets. Customers can purchase digital assets with fiat and, equally, can sell digital assets and receive fiat. ALT5 Prime is available through a browser-based access, mobile phone application named “ALT5 Pro” that can be downloaded from the Apple App Store, from Google Play, through ALT5 Prime’s FIX API, as well as through Broadridge Financial Solutions’ NYFIX gateway for approved customers.
ALT5 Sigma, Inc., has two wholly owned subsidiaries, ALT5 Sigma Canada, Inc., and ALT5 Securities, Inc. ALT5 Sigma Canada, Inc. has four wholly owned subsidiaries, ALT5 AI, Inc. (Canada), ALT5 Pro, LLC. (Saint-Vincent and the Grenadines), UAB ALT5 Sigma Prudentia (Lithuania), and ALT5 Sigma Prudentia s.r.o. (Czech Republic) formerly Cypherlynx s.r.o.
ALT5 Sigma develops, commercializes products and services based on four key fundamental principles of 1) Safety, Security and Trust, 2) Accessibility 3) Regulations, 4) Transparency:

Safety, Security and Trust
Develop and deploy products and services that increase our clients and customers' trust in our organization.

Accessibility
Develop and deploy products and services that are easy to use, accessible everywhere and with no barriers.

Regulations
Deploy and deploy the best practices in the industry to comply with KYC, KYT, AML reporting and always be at the forefront of all regulatory requirements.
Transparency
Develop and deploy the best practices in financial reporting, as well as best practices in communication of all material events for all stakeholders i.e. customers, shareholders, suppliers and employees.
Background
Corporate History and Organizational Structure
ALT5 Sigma, Inc. was formed and incorporated in the State of Delaware on March 5, 2018 under the name Buttonwood ARCA Inc. On March 28, 2018, the Company filed a Certificate of Amendment with the State of Delaware changing our name to ALT5 Sigma. The Company entered into a Share Exchange and Reorganization Agreement on March 21, 2018 with Société AVA Inc., a Canadian corporation, and as a result Société AVA Inc. became a wholly owned subsidiary of the Company. On March 28, 2018 the Company changed the name of Société AVA Inc. to ALT5 Sigma Canada Inc.
On August 14, 2019, ALT5 Sigma Canada Inc., acquired 100% of Miningcrypt Inc., a Canadian crypto currency mining company, and on November 25, 2019, Miningcrypt Inc., changed its name to ALT5 AI Inc. On October 31, 2020, due to a severe storm, the mining equipment suffered fatal damages and the mining operations ceased. ALT5 AI Inc. is intended to be used to hold intellectual properties and develop machine learning and or artificial intelligence software. ALT5 AI Inc., does not currently have any assets and is not currently operating.
On February 21, 2020, ALT5 Sigma Canada Inc., formed a wholly owned limited liability company named ALT5 Pro LLC in the country of Saint-Vincent and the Grenadines.
On February 10, 2023, ALT5 Sigma Canada Inc., formed a wholly owned corporation in the country of Lithuania named UAB ALT5 Sigma Prudentia and have applied for a cryptocurrency exchange license with the Central Bank of Lithuania. The application was filed and is pending approval.
On March 16, 2023, ALT5 Sigma, Inc., formed a wholly owned corporation in the State of New York, by the name of ALT5 Securities Inc.
On June 28, 2023, ALT5 Sigma Canada Inc., acquired all of the shares of a company in the Czech Republic by the name of Cypherlynx s.r.o. Cypherlynx s.r.o. has limited operating history and is licensed in the Czech Republic to operate a cryptocurrency exchange. The company has filed a name change to ALT5 Sigma Prudentia s.r.o. and the name change is pending.
On May 10, 2024, ALT5 Sigma, Inc. was acquired by JanOne Inc.
Organizational Structure Chart

Executive Summary
ALT5 Sigma, Inc., is a financial services and Fintech holding company. ALT5 Sigma, Inc. was created by financial industry specialists out of the necessity to provide the digital asset economy with the best practices of the industry and state of the art over-the-counter trading of securities. ALT5 Sigma, Inc., operates two distinct wholly owned subsidiaries, ALT5 Sigma Canada Inc., and ALT5 Securities Inc.
ALT5 Sigma Canada Inc., provides next generation blockchain-powered technologies for tokenization, trading, clearing, settlement, payment and custodianship of digital assets through its wholly owned subsidiaries. ALT5 Sigma Canada has four wholly owned subsidiaries, ALT5 AI Inc., ALT5 Pro LLC, UAB ALT5 Sigma Prudentia and ALT5 Prudentia s.r.o.
ALT5 Sigma Canada group of companies’ products and services are target at business two business (B2B) only and not a retail clientele. The global target market for ALT5 Sigma Canada group of companies are banks, broker dealers, funds, family offices, proprietary trading firms, liquidity providers, financial information providers, and merchants.
Business Model/ Revenue Model
The Company obtains its revenue from initial installation fees or setup fees, monthly maintenance fees, spreads and transaction commissions fees.
Our Clients
Our products and services are marketed to banks, broker dealers, funds, family offices, proprietary trading firms, liquidity providers, financial information providers, payment processing partners and merchants.

The Company has a total of approximately 1,900 corporate clients’ customers located in 50 countries.
Product Overview
ALT5 Prime
ALT5 Prime is an electronic over-the-counter trading platform, enabling registered and approved customers to buy and sell digital assets. Customers can purchase digital assets with US dollars, Canadian dollars, Euros, and British Pounds and customers may sell digital assets and receive US dollars, Canadian dollars, Euros and British Pounds. ALT5 Prime is available through a browser-based access, mobile phone application named ALT5 Pro that can be downloaded from the Apple store and Google Play store, or through the company’s FIX API as well as through Broadridge’s NYFIX gateway to approved customers.
Depending on their geographic location, registered and approved Customers may buy and sell a number of digital assets including, but not limited to:

Symbol	Name	Symbol	Name	Symbol	Name
AAVE	Aave	DASH	Dash	SNX	Synthetix
APE	Apecoin	DOGE	Dogecoin	SOL	Solana
ADA	Cardano	DOT	Polkadot	SUSHI	Sushiswap
ALGO	Algorand	ETH	Ethereum	TRUMP	Official Trump
ATOM	Cosmos	FTM	Fantom / Sonic	TRX	Tron
AU	AutoCrypto	HKD	HongKongDao	UNI	Uniswap
AVAX	Avalanche	LINK	Chainlink	USDC	USD Coin
BCH	Bitcoin-Cash	LTC	Litecoin	USDT	Tether USD
BNB	BNB	MANA	Decentraland	UST	TerraClassicUSD
BSV	Bitcoin SV	MATIC	Polygon	XLM	Stellar
BTC	Bitcoin	MKR	Maker	XRP	Ripple
BTCN	BitcoinNote	MXN	Moneta Digital	XTZ	Tezos
COMP	Compound	QNT	Quant	YFI	Yearn.finance
DAI	Dai	SHIB	Shiba-inu
ALT5 Prime screen sample:
ALT5 Pay
ALT5 Pay is a crypto currency payment gateway enabling registered and approved global merchants to accept and make crypto currency payments or integrate the payment platform into their application or operations using the plug in with WooCommerce and or the company’s checkout widgets and APIs. Merchants have the option to automatically convert to US dollars, Canadian Dollars, Euros and/or British Pound or hold the digital assets.

ALT5 Pay screen sample:
Technology

▪Ability to offer multiple digital assets
▪Support 24/7
▪Complete backend control through customizable administration dashboard.
▪Audit trades for clients
▪Automated trade confirmation email and customized Monthly statements
▪Ability to place edit and cancel limit orders into order book via API
▪Unlimited Accounts per user

▪Accept fiat deposits (USD, CAD, EUR and GBP).
▪Supported order types including market, limit and stop
▪Endpoints supporting connections to trading interfaces, API, and related user-directed systems
▪Integrated system to document customer KYC for onboarding process
▪Connect to FIX, Binary, WebSocket, REST and custom APIs.
▪Run reports, transactions, treasury
▪Unlimited user profile

Security

▪Global setting protections in force to prevent unauthorized account activity, including unusual withdrawal requests.
▪All platform data is replicated and backed up in real-time.
▪Built in protection against brute force denial of service (DoS) and distributed denial of service (DDoS) attacks and active whitelist/blacklist management control.

▪Internal Service interaction utilize separate authentication contexts and are not exposed to the Internet
▪All website data is transmitted via encrypted transport layer security (TLS) connections (i.e. HTTPS)
▪Cold Storage Wallet Management
▪Encrypted User Information
▪Two Factor authentication

Trading Features

▪Multiple available views, including price chart, depth chart, order book and recent trades ticker.
▪Live order book displays buy and sell orders with live spread calculation.
▪Six chart styles including line, bar, area and candles.
▪Ability to set custom chart durations ranging from one minute to years
▪Ability to customize color and styles of bars, borders, wicks, price lines, backgrounds and grid
▪Multiple scale styles including auto, percentage and logarithmic
▪Ability to report block trade Integrated ability to save current chart view to jpeg
▪58 available indicators including linear
▪Regression curves, moving averages and oscillators
▪Ability to draw custom trendlines, pitchforks, and more that scales and move with chart.

▪11 available trendlines styles including rays, angles and arrows
▪18 available pitchforks styles including pitchforks, Gann boxes, and Fibonacci’s
▪9 available brushes including ellipses, triangles and rectangles
▪12 available test box styles including flag marks, arrows and price labels
▪14 available pattern descriptors including cypher, ABCD and Elliott formations
▪9 available forecasting markers including bars, ghosts, spreads and areas
▪300+ available icons to markup charts.
▪Custom area measurement tool to find duration percentage change and price change Automatic calculation of fees included in order price
▪Multiple custom user reports including trade activity, transaction activity, and treasury activity

Competition
The digital assets market for our ALT5 Prime and ALT5 Pay products and services is a relatively new industry and only a hand full of companies have emerged as recognized brands providing exchange or trading platforms such as Coinbase, Kraken, and Binance. These platforms target the retail digital asset investors but currently account for the largest trading volume in dollar equivalent and number of coins traded.
We believe that some of the leading financial institutions license or buy the technology and services necessary to be able to be effectively and quickly provide these services to their customers and prevent the attrition of assets under management due to the movement of same to digital assets investments and whereby the ALT5 products are services are highly advantageous for these customers as they provide a best-of-breed solutions.
Market Size
The Company’s products and services are designed for banks, broker dealers, funds, family offices, proprietary trading firms, liquidity providers, financial information providers, and merchants.
Our main target market and focus are FINRA-registered broker dealers and global merchants.
According to the most recent information from FINRA, there are 3,712 broker-dealers registered and under FINRA’s supervision, representing 629,112 registered representatives.
As of December 2024, the U.S. equity markets remain the largest globally, with a market capitalization of approximately $63 trillion, accounting for over 50% of the global equity market's value (Morningstar). This reflects significant growth from previous years, with the U.S. market adding nearly $11 trillion in value in 2024 alone. In comparison, the global digital assets market experienced substantial growth in 2024, with its market capitalization nearly doubling to approximately $3.91 trillion by mid-December, before consolidating at $3.40 trillion (Crowdfund Insider). Bitcoin continues to lead the digital assets market, maintaining a significant share of the total market capitalization.

The Company projects that 3% of assets currently allocated to U.S. equities will transition to digital assets over the next 36 to 60 months. Based on the current U.S. equity market capitalization of $63 trillion, this 3% shift represents approximately $1.89 trillion. Such a reallocation could increase the global digital assets market capitalization to approximately $5.29 trillion. Given that average trading volumes of digital assets have been around 19% of the total market capitalization, this would correspond to daily trading volumes of approximately $1.0 trillion globally and $380 billion in the U.S.
The Company further believes that retail and institutional investors will continue to seek advice, trade execution, and safekeeping of their assets, including digital assets such as Bitcoin, through their FINRA-registered broker-dealers. Therefore, we anticipate that our main target market, FINRA broker-dealers, will aggregate 90% of the daily trading volume, representing $342 billion of daily trading volume or $124.8 trillion in annual trading volume and potential revenues of $8.64 billion.
According to a McKinsey report, the global payments industry revenue reached $2.1 trillion in 2021. If calculated at an annualized growth rate of 9%, global payments industry revenue is projected to reach $3.3 trillion in 2026. Specifically, the crypto payment gateway market size is expected to reach $4.12 billion by 2029, growing at a CAGR of 16.8% from $1.19 billion in 2022, according to Maximize Market Research Private Limited.
Looking ahead, the Boston Consulting Group (BCG) projects that global payments revenues will continue to grow, albeit at a moderated pace. BCG's Global Payments Report 2023 forecasts an annual growth rate of 6.2%, with revenues expected to reach $2.2 trillion by 2027 (BCG Global). This adjustment reflects a combination of market dynamics and macroeconomic factors influencing the industry.
In the realm of cryptocurrency payments, the market is experiencing significant growth. Future Market Insights projects that the crypto payment gateways market will expand from $1.29 billion in 2023 to approximately $4.85 billion by 2033, representing a compound annual growth rate (CAGR) of 14.1% (Future Market Insights).
This growth is driven by increasing adoption of cryptocurrencies and advancements in payment technologies.
Sales and Marketing
ALT5 Sigma has outsourced a portion of its sales and business development to resellers. It is the company’s strategy to target its primary market through conferences, tradeshows, direct mailing and other digital advertising. The company intends on concentrating its marketing efforts in the United States and Canada as well as establish partnerships in other markets such as Europe, and Asia.
Revenue Model
ALT5 Sigma generates revenue through three main line items.

1.Installation or a onetime setup fee, which may vary depending on size and depth of installation.
2.Monthly maintenance, which may also vary depending on the size and depth of installation.
3.Transaction fees, which range from 0.25% to 5% on all transactions, buy and or sell or payment processing depending on industry and volume.
Historical Transaction Volume, Revenue, Profit
ALT5 Sigma, Inc., transaction volume reached a cumulative of $4.5 billion since inception and more specifically was $39.0 million in 2020, $442.0 million in 2021, $743.0 million in 2022 and has $1.1 billion in 2023 and $2.2 billion in 2024 with corresponding consolidated revenue of $12.5 million and profit of $0.7 million in revenue and $4.3 million in net loss for 2020, $3.5 million in revenue and $12.3 million in net loss for 2021, $9.1 million and $0.5 million in net profit for 2022 and $11.9 million in revenue and $3.4 million in profit for 2023.
Biotechnology
Overview
We are also a clinical-stage biopharmaceutical company focused on becoming the leader in identifying, acquiring, licensing, developing, partnering, and commercializing novel, non-opioid, and non-addictive therapies to address the large, unmet medical need for the treatment of pain and addiction. JAN101 (formerly known as TV1001SR) is a potential treatment for PAD, a vascular disease that affects more than 8.5 million people in the U.S. and more than 60 million people worldwide. We expected to commence Phase IIb/III clinical trials for the treatment of PAD in 2025. We are also working with a novel formulation of LDN that we call JAN 123, which includes a biphasic release of the product. The release properties of JAN123 provide for an immediate release of a portion of the product with a slow, sustained release of the remaining product. Importantly, the rapid release of LDN has been reported to lead to vivid and lucid unpleasant dreams, which should be eliminated with the formulation of JAN123. Initially, we expect that a single tablet of JAN123 will be administered orally, once a day before sleep, with eventual titration up to two tablets before sleep.
In the fourth quarter of our 2024 fiscal year, our board of directors determined that we would form a new subsidiary and capitalize it with JAN123 and certain of our other biopharma assets. Accordingly, we incorporated a Nevada corporation known as Alyea Therapeutics Corporation (“Alyea”) and expect to build upon and complete the capitalization of Alyea during the first half of our current fiscal year. In that context, our financial statements for the 2023 and 2024 fiscal years will show some, if not all, of our biopharmacy segment as a discontinued operation.
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
Soin Therapeutics
ALT5 Sigma Corporation acquired Soin Therapeutics, a company focused on the development of a novel formulation of low-dose naltrexone (“LDN”) for the treatment of chronic regional pain syndrome (“CRPS”) in 2022. CRPS is a rare pain disorder, characterized by a complex set of symptoms, affecting approximately 200,000 patients annually in the US. There are currently no approved treatments for patients with CRPS. Prior to the acquisition, Soin Therapeutics received Orphan Drug Designation for the product, which provides a variety of incentives for developing the product in this indication.
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
Soin Purchase Agreement
On December 28, 2022, we entered into a Purchase Agreement (the “Soin Purchase Agreement”) with Soin Therapeutics, LLC. Under the Soin Purchase Agreement, ALT5 Sigma Corporation acquired Soin Therapeutics and its LDN product, now known as JAN123. This all- stock transaction has a value of $13M, with up to an additional $17M depending on revenues generated by the product, for a total value of up to $30M. The transaction includes restrictions on the maximum number of shares of preferred stock and common stock that can be issued to or transferred by Soin Therapeutics at any given time.
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
JAN101—Regulatory Strategy
Sodium nitrite has been previously approved as one of the active components of cyanide poisoning antidote. This means the approval path for JAN101 is likely through a 505(b)(2) (“NDA”).

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
License Agreement
On November 19, 2019, we entered into a Patent and Know How License Agreement (the “License Agreement”) with UAB Research Foundation (“UABRF”), TheraPAD, and the Board of Supervisors of Louisiana State University and Agricultural and Mechanical College, acting on behalf of LSU Health Shreveport, together with UABRF and TheraPAD collectively, the “Licensors”). Under the License Agreement, the Licensors have agreed to grant to ALT5 Sigma Corporation an exclusive, worldwide license, including the right to sublicense, to the Licensors’ patent rights and know-how related to the Licensors’ sustained release formulation of sodium nitrite. Under the License Agreement, we have agreed to pay a non-refundable upfront license fee and certain milestone payments upon the achievement of certain milestones of up to approximately $6.5 million and certain royalty payments and annual license maintenance fees. The License Agreement requires us to use commercially reasonable efforts to develop and commercialize JAN101.
Commercial Operations
We currently do not have any marketing and sales organization dedicated to the Biotechnology segment. We have retained global rights to JAN-101 and JAN123, and, if either of them or one of our potential subsequent product candidates is approved by the FDA to market in the United States, we expect that our sales force will be supported by sales management, internal sales support, an outside marketing group, and distribution support. We intend to invest in our commercial capabilities prudently by focusing our marketing efforts on the physician subspecialties that treat patients. These physicians include, but are not limited to, pain management specialists, rheumatologist, surgeons, and sports medicine physicians. We will also evaluate licensing and partnering with third parties to help us reach other sales channels and geographic markets inside and outside of the United States.
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
During the development of a new drug, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to submission of an IND, at the end of Phase II, and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach agreement on the next phase of development. Sponsors typically use the meetings at the end of the Phase II clinical trial to discuss Phase II clinical results and present plans for the pivotal Phase III clinical trials that they believe will support approval of the new drug. ALT5 Sigma Corporation submitted briefing materials in 2021 describing the previous research and development activities and planned clinical trials.
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
Recycling Segment - Discontinued Operations
Our wholly-owned Recycling Subsidiaries in our Recycling segment included ARCA Recycling and ARCA Canada, which recycle major household appliances in North America by providing turnkey appliance recycling and replacement services for utilities and other sponsors of energy efficiency programs, and Connexx, which provides call center services for the recycling segment.
The ARCA business was disposed of on March 8, 2023. The business started in 1976 as a used appliance retailer that reconditioned old appliances to sell in their stores. Any old appliances that could not be sold in ARCA stores were sold to scrap metal processors. In the late 1980s, stricter environmental regulations began to affect the disposal of unwanted appliances and ARCA was no longer able to take appliances that contained hazardous components to scrap metal processors. At that time, ARCA began to develop systems and equipment to remove the harmful materials so that metal processors would accept the appliance shells for processing. ARCA then offered their services for disposing of appliances in an environmentally sound manner to appliance manufacturers and retailers, waste hauling companies, rental property managers, local governments, and the public. In 1989, ARCA began contracting with electric utility companies to provide turnkey appliance recycling services to support their energy conservation efforts. Since that time, through March 8, 2023, ARCA provided services to approximately 400 utilities and other providers of energy efficiency programs throughout North America.
Through March 8, 2023, when we disposed of our recycling business, we had contracts to recycle, or to replace and recycle, major household appliances for approximately 100 utilities and other providers of energy efficiency services across North America. ARCA operated 17 recycling centers in the United States and Canada to process and recycle old appliances according to all federal, state, provincial, and local rules and regulations. We used United States Environmental Protection Agency (the “EPA”) Responsible Appliance Disposal (“RAD”) Program-compliant methods to remove and manage hazardous components and materials properly, including CFC refrigerants, mercury, polyurethane foam insulation, and recyclable materials, such as ferrous and nonferrous metals, plastics, and glass. During our operations of the recycling business, all of our facilities complied with licensing and permitting requirements, and employees who process appliances receive extensive safety and hazardous materials training.
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
The Recycling Purchase Agreement contains certain representations and warranties that the parties made to each other as of the date of the Recycling Purchase Agreement or such other date as explicitly referenced therein. The representations and warranties were made solely for purposes of the Recycling Purchase Agreement and (i) are subject to limitations agreed by the parties in negotiating the terms and conditions thereof, (ii) may not be accurate or complete as of any specified date, (iii) will be qualified by the underlying disclosure schedules, (iv) may be subject to a contractual standard of materiality different from those generally applicable to investors, and (v) may have been used for the purpose of allocating risk among the parties thereto, rather than for establishing any matters as facts. Information concerning the subject matter of the representations and warranties may change after March 8, 2023, and subsequent information may or may not be fully reflected in ALT5 Sigma Corporation’s public disclosures. For the foregoing reasons, the representations and warranties contained in the Recycling Purchase Agreement should not be relied upon as statements of factual information.
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
Corporate and Other
Our corporate and other segment consists of certain corporate general and administrative costs.
Employees
As of December 28, 2024, the Company had 10 employees, all of whom were full-time.
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
If our estimates or judgment relating to our critical accounting estimates prove to be incorrect, our operating results could be adversely affected.
The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Policies” in Part II, Item 7 of this Annual Report on Form 10-K. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of expenses that are not readily apparent from other sources. Significant estimates and judgments that comprise our critical accounting estimates involve the valuation of assets acquired and liabilities assumed in business combinations, valuation of strategic investments, evaluation of tax positions, and evaluation of legal and other contingencies. Our business, operating results, and financial condition could be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to differ from the expectations of analysts and investors, resulting in a decline in the trading price of our Common Stock.
If we fail to maintain an effective system of disclosure controls and procedures and internal control over our financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
As a public company we incur significant legal, accounting, and other expenses. The Sarbanes-Oxley Act of 2002 and related rules of the SEC require, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. If we encounter material weaknesses or deficiencies in our internal control over financial reporting, we may not detect errors on a timely basis and our Consolidated Financial Statements may be materially misstated.
Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that are required to be included in our periodic reports filed with the SEC. Ineffective disclosure controls and procedures or internal control over financial reporting may adversely affect investor confidence in us and, as a result, negatively impact the price of our Common Stock and have a material and adverse effect on our business, operating results, and financial condition.
Adverse economic conditions could adversely affect our business.
Our performance is subject to general economic conditions, and their impact on the crypto asset markets and our customers. The United States and other key international economies have experienced cyclical downturns from time to time in which economic activity declined resulting in lower consumption rates, restricted credit, reduced profitability, weaknesses in financial markets, bankruptcies, and overall uncertainty with respect to the economy. Adverse general economic conditions have impacted in the past, and may impact in the future, the crypto-economy, although the extent of such impacts remains uncertain and dependent on a variety of factors, including market adoption of crypto assets, global trends in the crypto-economy, central bank monetary policies, instability in the global banking system, volatility and disruptions in the capital and credit markets, and other events beyond our control. Geopolitical developments, such as trade and tariff wars and foreign exchange limitations, can also increase the severity and levels of unpredictability globally and increase the volatility of global financial and crypto asset markets. For example, in the past the capital and credit markets have experienced extreme volatility and disruptions, resulting in steep declines in the value of crypto assets. To the extent general economic conditions and crypto assets markets materially deteriorate or decline for a prolonged period, our ability to generate revenue and to attract and retain customers could suffer and our business, operating results and financial condition could be adversely affected. Moreover, even if general economic conditions were to improve following any such deterioration, there is no guarantee that the crypto-economy would similarly improve.

Actual events involving limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry, or the financial services industry generally, or concerns or rumors about any such events or other similar risks, have in the past and may in the future lead to market-wide liquidity problems.
We may require additional capital to support business growth, and this capital might not be available.
We have funded our operations since inception primarily through equity financings, debt, and cash flows generated from operations. We cannot be certain that our operations will continue to fund our ongoing operations or the growth of our business. We intend to continue to make investments in our business, which investments may require us to secure additional funds. Additional financing may not be available on terms favorable to us, if at all, including due to general macroeconomic conditions, crypto market conditions and any disruptions in the crypto market, instability in the global banking system, increasing regulatory uncertainty and scrutiny or other unforeseen factors. In the event of a downgrade of our credit rating, our ability to raise additional financing may be adversely affected and any future debt offerings or credit arrangements we propose to enter into may be on less favorable terms or terms that may not be acceptable to us. In addition, even if debt financing is available, the cost of additional financing may be significantly higher than our current debt. If we incur additional debt, the debt holders would have rights senior to holders of our Common Stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our Common Stock. Furthermore, we have authorized the issuance of “blank check” preferred stock and Common Stock that our board of directors could use to, among other things, issue shares of our capital stock in the form of blockchain tokens, implement a stockholder rights plan, or issue other shares of preferred stock or Common Stock. We may issue shares of capital stock, including in the form of blockchain tokens, to our customers in connection with customer reward or loyalty programs. If we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our currently authorized and issued Common Stock. The trading prices for our Common Stock may be highly volatile, which may reduce our ability to access capital on favorable terms or at all. In addition, a slowdown or other sustained adverse downturn in the general economic or crypto asset markets could adversely affect our business and the value of our Common Stock. Because our decision to raise capital in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our Common Stock and diluting their interests.
We may be adversely affected by natural disasters, pandemics, and other catastrophic events, and by man-made problems such as terrorism, that could disrupt our business operations, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Natural disasters or other catastrophic events may also cause damage or disruption to our operations, international commerce, and the global economy, and could have an adverse effect on our business, operating results, and financial condition. Our business operations are subject to interruption by natural disasters, fire, power shortages, and other events beyond our control. In addition, our global operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause our operating results to suffer. For example, the COVID-19 pandemic and the related precautionary measures that we adopted have in the past resulted, and could in the future result, in difficulties or changes to our customer support, or create operational or other challenges, any of which could adversely affect our business, operating results, and financial condition. Further, acts of terrorism, labor activism or unrest, and other geopolitical unrest, including ongoing regional conflicts around the world, could cause disruptions in our business or the businesses of our partners or the economy as a whole. In the event of a natural disaster, including a major earthquake, blizzard, or hurricane, or a catastrophic event such as a fire, power loss, or telecommunications failure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our platform, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results. We do not maintain insurance sufficient to compensate us for the potentially significant losses that could result from disruptions to our services. Additionally, all the aforementioned risks may be further increased if we do not implement a disaster recovery plan or our partners’ disaster recovery plans prove to be inadequate. To the extent natural disasters or other catastrophic events concurrently impact data centers we rely on in connection with private key restoration, customers will experience significant delays in withdrawing funds, or in the extreme we may suffer loss of customer funds.

Risks Relating to our Fintech Segment
Our operating results have and will significantly fluctuate, including due to the highly volatile nature of crypto.
Due to the highly volatile nature of the crypto economy and the prices of crypto assets, our operating results have, and will continue to, fluctuate significantly from quarter to quarter in accordance with market sentiments and movements in the broader crypto-economy. Our operating results will continue to fluctuate significantly as a result of a variety of factors, many of which are unpredictable and in certain instances are outside of our control, including:

•crypto asset trading activity, including trading volume and the prevailing trading prices for crypto assets, which can be highly volatile;
•our ability to attract, maintain, grow, and engage our customer base;

•changes in the legislative or regulatory environment, or actions by Common Stock or foreign governments or regulators, including fines, orders, or consent decrees;
•regulatory changes or scrutiny that impact our ability to offer certain products or services;
•pricing for or temporary suspensions of our products and services;
•our ability to establish and maintain partnerships, collaborations, joint ventures, or strategic alliances with third parties;
•market conditions of, and overall sentiment towards, the crypto-economy;
•macroeconomic conditions, including interest rates, inflation, and instability in the global banking system;
•adverse legal proceedings or regulatory enforcement actions, judgments, settlements, or other legal proceedings, and enforcement-related costs;
•the development and introduction of existing and new products and services by us or our competitors;
•the amount and timing of our operating expenses related to the maintenance and expansion of our business and operations, including investments we make in the development of products and services;
•system failures, outages, or interruptions, including with respect to our platform and third-party crypto networks;
•our lack of control over decentralized or third-party blockchains and networks that may experience downtime, cyberattacks, critical failures, errors, bugs, corrupted files, data losses, or other similar software failures, outages, breaches, and losses;
•breaches of security or privacy;
•inaccessibility of our platform due to our or third-party actions;
•our ability to attract and retain talent; and
•our ability to compete with our competitors.
As a result of these factors, it is difficult for us to forecast growth trends accurately and our business and future prospects are difficult to evaluate, particularly in the short term. Therefore, our operating results could fluctuate significantly as a result of changes in the demand for our subscription and service offerings, in interest rates, and to our ongoing relationships with third parties.
In view of the rapidly evolving nature of our business and the crypto-economy, period-to-period comparisons of our operating results may not be meaningful, and you should not rely upon them as an indication of future performance. Quarterly and annual expenses reflected in our financial statements may be significantly different from historical or projected rates. Our operating results in one or more future quarters may fall below the expectations of securities analysts and investors. As a result, the trading price of our Common Stock may increase or decrease significantly.
Our total fintech revenue is substantially dependent on the volume of transactions conducted on our platform. If volume declines, our business, operating results, and financial condition would be adversely affected and the price of our Common Stock could decline.

We generate a large portion of our total fintech (and corporate) revenue from transaction fees on our platform. Transaction revenue is based on transaction fees. Such revenue has grown over time. Declines in the volume of crypto asset transactions, among other reasons, may result in lower total revenue to us.
The price of crypto assets and associated demand for buying, selling, and trading crypto assets and conversions back and forth with fiat have historically been subject to significant volatility. If the volume of such transactions declines in the future, our ability to generate revenue, which could adversely affect our business, operating results, and financial condition and cause the price of our Common Stock to decline. The transaction volume of any crypto asset is subject to significant uncertainty and volatility, depending on a number of factors, including:

•market conditions of, and overall sentiment towards, crypto assets and the crypto-economy, including, but not limited to, as a result of actions taken by or developments of other companies in the crypto-economy;
•trading activities on other crypto platforms worldwide, many of which may be unregulated, and may include manipulative activities;
•investment and trading activities of highly active consumer and institutional users, speculators, miners, and investors;
•the speed and rate at which crypto is able to gain adoption as a medium of exchange, utility, store of value, consumptive asset, security instrument, or other financial assets worldwide, if at all;
•decreased user and investor confidence in crypto assets and crypto platforms;
•negative publicity and events relating to the crypto-economy;
•unpredictable social media coverage or “trending” of, or other rumors and market speculation regarding, crypto assets;
•the ability for crypto assets to meet user and investor demands;
•the functionality and utility of crypto assets and their associated ecosystems and networks, including crypto assets designed for use in various applications;
•consumer preferences and perceived value of crypto assets and crypto asset markets;
•increased competition from other payment services or other crypto assets that may exhibit better speed, security, scalability, or other characteristics;
•adverse legal proceedings or regulatory enforcement actions, judgments, or settlements impacting crypto-economy participants;
•regulatory or legislative changes, scrutiny, and updates affecting the crypto-economy;
•the characterization of crypto assets under the laws of various jurisdictions around the world;
•the adoption of unfavorable taxation policies on crypto asset investments by governmental entities;
•ongoing technological viability and security of crypto assets and their associated smart contracts, applications, and networks, including vulnerabilities against hacks and scalability;
•speed and fees associated with processing crypto asset transactions, including on the underlying blockchain networks and on crypto platforms;
•financial strength of market participants;
•the availability and cost of funding and capital;
•the liquidity and credit risk of other crypto platforms and other participants of the crypto-economy;

•interruptions or temporary suspensions or other compulsory restrictions in products or services from or failures of major crypto platforms;
•availability of an active derivatives market for various crypto assets;
•availability of banking and payment services to support crypto-related projects;
•instability in the global banking system and the level of interest rates and inflation;
•monetary policies of governments, trade restrictions, and fiat currency devaluations; and
•national and international economic and political conditions.
There is no assurance that any supported crypto asset will maintain its value or that there will be meaningful levels of trading activities. In the event that the price of crypto assets or the demand for trading crypto assets decline, our business, operating results, and financial condition would be adversely affected and the price of our Common Stock could decline.
Cyberattacks and security breaches of our platform, or those impacting our customers or third parties, could adversely affect our brand, reputation, business, operating results, and financial condition.
Our business involves the collection, storage, processing, and transmission of confidential information, customer, employee, service provider, and other personal data, as well as information required to access customer assets. We have built our reputation on the premise that our platform offers customers a secure way to purchase, store, and transact in crypto assets. As a result, any actual or perceived security breach of us or our third-party partners may:

•harm our reputation and brand;
•result in our systems or services being unavailable and interrupt our operations;
•result in improper disclosure of data and violations of applicable privacy and data protection laws;
•result in significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, and financial exposure;
•cause us to incur significant remediation costs;
•lead to theft or irretrievable loss of our or our customers’ fiat currencies or crypto assets;
•reduce customer confidence in, or decrease customer use of, our products and services;
•divert the attention of management from the operation of our business;
•result in significant compensation or contractual penalties payable by us to our customers or third parties as a result of losses to them or claims by them; and
•adversely affect our business, operating results, and financial condition.
Further, any actual or perceived breach or cybersecurity attack directed at other financial institutions or crypto companies, whether or not we are directly impacted, could lead to a general loss of customer confidence in the crypto-economy or in the use of technology to conduct financial transactions, which could negatively impact us, including the market perception of the effectiveness of our security measures and technology infrastructure.
An increasing number of organizations, including large merchants, businesses, technology companies, and financial institutions, as well as government institutions, have disclosed breaches of their information security systems, some of which have involved sophisticated and highly targeted attacks, including on their websites, mobile applications, and infrastructure.
Attacks upon systems across a variety of industries, including the crypto industry, are increasing in their frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded, and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper, or illegal access to systems and information (including customers’ personal data and crypto assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners. Certain types of cyberattacks could harm us even if our systems are left undisturbed. For example, attacks may be designed to deceive employees and service providers into releasing control of our systems to a hacker, while others may aim to introduce computer viruses or malware into our systems with a view to stealing confidential or proprietary data. Additionally, certain threats are designed to remain dormant or undetectable until launched against a target, and we may not be able to implement adequate preventative measures.
Although we have developed systems and processes designed to protect the data we manage, prevent data loss, and other security breaches, effectively to respond to known and potential risks, and expect to continue to expend significant resources to bolster these protections, there can be no assurance that these security measures will provide absolute security or prevent breaches or attacks. We may experience in the future, breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities, or other irregularities. Unauthorized parties may attempt to gain access to our systems and facilities, as well as those of our customers, partners, and third-party service providers, through various means, including hacking, social engineering, phishing, and attempting to fraudulently induce individuals (including employees, service providers, and our customers) into disclosing usernames, passwords, payment card information, or other sensitive information, which may in turn be used to access our information technology systems and customers’ crypto assets. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. Certain threat actors may be supported by significant financial and technological resources, making them even more sophisticated and difficult to detect. If we acquire a third-party entity, as to which we do not have any current plans, r companies that expose us to unexpected security risks or increase costs to improve the security posture of the acquired company. Further, there has been an increase in such threat actor activities as a result of the increased prevalence of hybrid and remote working arrangements in recent years. As a result, our costs and the resources we devote to protecting against these advanced threats and their consequences may continue to increase over time.
Outages and disruptions of our platform, including any caused by cyberattacks, may harm our reputation, business, operating results, and financial condition.
We are subject to an extensive, highly-evolving, and uncertain regulatory landscape and any adverse changes to, or our failure to comply with, any laws and regulations could adversely affect our brand, reputation, business, operating results, and financial condition.
Our business is subject to extensive laws, rules, regulations, policies, orders, determinations, directives, treaties, and legal and regulatory interpretations and guidance in the markets in which we operate, including those governing financial services and banking, federal government contractors, trust companies, securities, derivative transactions and markets, broker-dealers and alternative trading systems (“ATS”), commodities, credit, crypto asset custody, exchange, and transfer, cross-border and domestic money and crypto asset transmission, commercial lending, usury, foreign currency exchange, privacy, data governance, data protection, cybersecurity, fraud detection, payment services (including payment processing and settlement services), consumer protection, escheatment, antitrust and competition, bankruptcy, tax, anti-bribery, economic and trade sanctions, anti-money laundering, and counter-terrorist financing. Many of these legal and regulatory regimes were adopted prior to the advent of the internet, mobile technologies, crypto assets, generative artificial intelligence (“AI”) and related technologies and may not directly apply to our fintech business. As a result, some applicable laws and regulations do not contemplate or address unique issues associated with the crypto-economy, are subject to significant uncertainty, and vary widely across US. federal, state, and local and international jurisdictions. These legal and regulatory regimes, including the laws, rules, and regulations thereunder, evolve frequently and may be modified, interpreted, and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another. Moreover, the complexity and evolving nature of our business and the significant uncertainty surrounding the regulation of the crypto-economy requires us to exercise our judgment as to whether certain laws, rules, and regulations apply to us, and it is possible that governmental bodies and regulators may disagree with our conclusions. To the extent we have not complied with (or are deemed not to have complied with) such laws, rules, and regulations, we could be subject to significant fines, revocation of licenses, limitations on or temporary or permanent suspensions of our products and services, reputational harm, and other regulatory consequences, each of which may be significant and could adversely affect our business, operating results, and financial condition.
Governmental and regulatory bodies, including in the United States, may introduce new policies, laws, and regulations relating to crypto assets and the crypto-economy generally, and crypto asset platforms in particular. Other companies’ failures of risk management and other control functions could contribute to stricter oversight of crypto asset platforms and the crypto-economy. Furthermore, new interpretations of existing laws and regulations may be issued by such bodies or the judiciary, which may adversely impact the development of the crypto-economy as a whole and our legal and regulatory status in particular by changing how we operate our business, how our products and services are regulated, and what products or services we and our competitors can offer, requiring changes to our compliance and risk mitigation measures, imposing new licensing requirements, or imposing a total ban on certain crypto asset transactions, as has occurred in certain jurisdictions in the past. If we are unable to comply with any new requirements, our ability to offer our products and services in their current form may be adversely affected. Additionally, under recommendations from the Financial Crimes Enforcement Network (“FinCEN”), and the Financial Action Task Force, the United States and several foreign jurisdictions have or are likely to impose the Funds Travel Rule and the Funds Transfer Rule (commonly referred to collectively as the Travel Rule) on financial service providers in the crypto-economy. We may face substantial costs to operationalize and comply with the Travel Rule and may be further subject to administrative sanctions for technical violations or customer attrition if the user experience suffers as a result. There are substantial uncertainties regarding the scope of these requirements in practice, and we may face substantial costs to operationalize and comply with these rules.

Moreover, we offer and may in the future offer products and services whose functionality or value depends in part on our management of token transaction smart contracts, liquid staking, asset tracking, or other applications that provide novel forms of customer engagement and interaction delivered via blockchain protocols. We may also offer products and services whose functionality or value depends on our ability to develop, integrate, or otherwise interact with such applications within the bounds of our legal and compliance obligations. The legal and regulatory landscape for such products, including the law governing the rights and obligations between and among smart contract developers and users and the extent to which such relationships entail regulated activity is uncertain and rapidly evolving. Our interaction with those applications, and the interaction of other blockchain users with any smart contracts or assets we may generate or control, could present legal, operational, reputational, and regulatory risks for our business.
Due to our business activities, we are subject to ongoing examinations, oversight, and reviews and currently are, and expect in the future, to be subject to investigations and inquiries, by U.S. federal and state regulators and foreign financial service regulators, many of which have broad discretion to audit and examine our business. We are periodically subject to audits and examinations by these regulatory authorities. As a result of findings from these audits and examinations, regulators may in the future require us to take certain actions, including amending, updating, or revising our compliance measures from time to time, limiting the kinds of customers that we provide services to, changing, terminating, or delaying our licenses and the introduction of new products or services, and undertaking further external audit or being subject to further regulatory scrutiny, including investigations and inquiries. We may in the future receive examination reports citing violations of rules and regulations, inadequacies in existing compliance programs, and requiring us to initiate or enhance certain practices with respect to our compliance program, including due diligence, monitoring, training, reporting, and recordkeeping. Implementing appropriate measures to properly remediate these examination findings may require us to incur significant costs, and if we fail to remediate properly any of these examination findings, we could face civil litigation, significant fines, damage awards, forced removal of certain employees including members of our executive team, barring of certain employees from participating in our business in whole or in part, revocation of existing licenses, limitations on existing and new products and services, reputational harm, negative impact to our existing relationships with regulators, exposure to criminal liability, or other regulatory consequences. Further, we believe increasingly strict legal and regulatory requirements and additional regulatory investigations and enforcement, any of which could occur or intensify, may continue to result in changes to our business, as well as increased costs, and supervision and examination for ourselves, our agents, and service providers. Moreover, new laws, regulations, or interpretations may result in additional litigation, regulatory investigations, and enforcement or other actions, including preventing or delaying us from offering certain products or services offered by our competitors or could impact how we offer such products and services. Adverse changes to, or our failure to comply with, any laws and regulations have had, and may continue to have, an adverse effect on our reputation and brand and our business, operating results, and financial condition.
Any significant disruption in our products and services, in our information technology systems, or in any of the blockchain networks we support, could result in a loss of customers or funds and adversely affect our brand, reputation, business, operating results, and financial condition.
Our reputation and ability to attract and retain customers and grow our business depends on our ability to operate our service at high levels of reliability, scalability, and performance, including the ability to process and monitor, on a daily basis, a large number of transactions that occur at high volume and frequencies across multiple systems. Our platform, the ability of our customers to trade, and our ability to operate at a high level, are dependent on our ability to access the blockchain networks underlying the supported crypto assets, for which access is dependent on our systems’ ability to access the internet. Further, the successful and continued operations of such blockchain networks will depend on a network of computers, miners, or validators, and their continued operations, all of which may be impacted by service interruptions.
The systems of our third-party service providers and certain crypto asset and blockchain networks have experienced from time to time, and may experience in the future service interruptions or degradation because of hardware and software defects or malfunctions, distributed denial-of-service and other cyberattacks, insider threats, break-ins, sabotage, human error, vandalism, earthquakes, hurricanes, floods, fires, and other natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses or other malware, or other events. In addition, extraordinary trading volumes or site usage could cause our computer systems to operate at an unacceptably slow speed or even fail.
If any of our systems, or those of our third-party service providers, are disrupted for any reason, our products and services may fail, resulting in unanticipated disruptions, slower response times and delays in our customers’ trade execution and processing, failed settlement of trades, incomplete or inaccurate accounting, recording or processing of trades, unauthorized trades, loss of customer information, increased demand on limited customer support resources, customer claims, complaints with regulatory organizations, lawsuits, or enforcement actions. Further, when these disruptions occur, we have in the past, and may in the future, fulfill customer transactions using inventory to prevent adverse user impact and limit detrimental impact to our operating results. A prolonged interruption in the availability or reduction in the availability, speed, or functionality of our products and services could harm our business. Significant or persistent interruptions in our services could cause current or potential customers or partners to believe that our systems are unreliable, leading them to switch to our competitors or to avoid or reduce the use of our products and services, and could permanently harm our reputation and brands. Moreover, to the extent that any system failure or similar event results in damages to our customers or their business partners, these customers or partners could seek significant compensation or contractual penalties from us for their losses, and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address. Problems with the reliability or security of our systems would harm our reputation and the cost of remedying these problems could negatively affect our business, operating results, and financial condition.
Because we are a regulated financial institution in certain jurisdictions, interruptions have resulted and in the future may result in regulatory scrutiny, and significant or persistent interruptions could lead to significant fines and penalties, and mandatory and costly changes to our business practices, and ultimately could cause us to lose existing licenses or banking relationships that we need to operate or prevent or delay us from obtaining additional licenses that may be required for our business.
In addition, we are continually improving and upgrading our information systems and technologies. Implementation of new systems and technologies is complex, expensive, time-consuming, and may not be successful. If we fail to timely and successfully implement new information systems and technologies, or improvements or upgrades to existing information systems and technologies, or if such systems and technologies do not operate as intended, it could adversely affect our internal controls (including internal controls over financial reporting), and our business, operating results, and financial condition.
If we fail to retain existing customers or add new customers, or if our customers decrease their level of engagement with our products, services and platform, our business, operating results, and financial condition may be significantly harmed.
Our success depends on our ability to retain existing customers and attract new customers, including developers, to increase engagement with our products, services, and platform. To do so, we must continue to offer leading technologies and ensure that our products and services are secure, reliable, and engaging. We must also expand our products and services, and offer competitive prices in an increasingly crowded and price-sensitive market. There is no assurance that we will be able to continue to do so, that we will be able to retain our current customers or attract new customers, or keep our customers engaged. Any number of factors can negatively affect customer retention, growth, and engagement, including if:
•customers increasingly engage with competing products and services, including products and services that we are unable to offer due to regulatory reasons;
•we fail to introduce new and improved products and services, or if we introduce new products or services that are not favorably received;

•we fail to support new and in-demand crypto assets or if we elect to support crypto assets with negative reputations;
•there are changes in sentiment about the quality or usefulness of our products and services or concerns related to privacy, security, fiat pegging, or other factors;
•there are adverse changes in our products and services that are mandated by legislation, regulatory authorities, or litigation;
•customers perceive the crypto assets on our platform to be bad investments, or experience significant losses in investments made on our platform;
•technical or other problems prevent us from delivering our products and services with the speed, functionality, security, and reliability that our customers expect;
•cybersecurity incidents, employee or service provider misconduct, or other unforeseen activities cause losses to us or our customers, including losses to assets held by us on behalf of our customers;
•modifications to our pricing model or modifications by competitors to their pricing models;
•we fail to provide adequate customer service;
•regulatory and governmental bodies in countries that we target for expansion express negative views towards crypto asset trading platforms and, more broadly, the crypto-economy; or
•we or other companies or high-profile figures in our industry are the subject of adverse media reports or other negative publicity.
From time to time, certain of these factors may negatively affect customer retention, growth, and engagement to varying degrees. If we are unable to maintain or increase our customer base and customer engagement, our revenue and financial results may be adversely affected. Any decrease in user retention, growth, or engagement could render our products and services less attractive to customers and lead to a decrease in revenue, and our business, operating results, and financial condition could be adversely affected. If our customer growth rate slows or declines, we will become increasingly dependent on our ability to maintain or increase levels of user engagement and monetization in order to drive growth of revenue.
Our operating expenses may increase in the future and we may not be successful in increasing our revenue to sufficiently offset these higher expenses, which could impact our ability to achieve profitability or positive cash flow from operations on a consistent basis and cause our business, operating results, and financial condition to be adversely affected.
Our operating expenses may increase in the future as we continue to grow our business. While we consistently evaluate opportunities to drive efficiency, we cannot guarantee that these efforts will be successful or that we will not need to accelerate operating expenditures in the future. Our operations may prove more expensive than we currently anticipate, and we may not succeed in increasing our net revenue sufficiently to offset these higher expenses. Additionally, our revenue growth may be negatively impacted by, among other things, reduced demand for our offerings, increased competition, adverse macroeconomic conditions, any decrease in the growth or size of the crypto-economy, regulatory uncertainty or scrutiny, changes that impact our ability to offer certain products or services, or failure of new products and services to gain market adoption. As a result, we cannot be certain that we will be able to achieve profitability or achieve positive operating cash flow on any quarterly or annual basis. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, operating results, and financial condition may suffer.
If we do not effectively manage our growth, including by maintaining and improving our systems and processes, our business, operating results, and financial condition could be adversely affected.
We have experienced, and may experience in the future, periods of significant growth. To manage and capitalize on our growth periods effectively, we will need to manage headcount, capital, and processes efficiently, while making investments, such as expanding our information technology and financial, operating, and administrative systems and controls, and such initiatives could strain our resources. We could experience operating difficulties in managing our business as it expands across numerous jurisdictions, including difficulties in hiring, training, managing, and retaining a remote and evolving employee base. If we do not adapt or scale to meet these evolving challenges, we may experience erosion to our brand, the quality of our products and services may suffer, and our Company’s culture may be harmed. Moreover, the failure of our systems and processes could undermine our ability to provide accurate, timely, and reliable reports on our financial and operating results, including the financial statements provided herein, and could impact the effectiveness of our internal controls over financial reporting. In addition, our systems and processes may not prevent or detect all errors, omissions, or fraud. Any of the foregoing operational failures could lead to noncompliance with laws and regulations, loss of operating licenses or other authorizations, or loss of bank relationships that could substantially impair or even suspend company operations.
Successful implementation of our growth strategy will also require significant expenditures possibly prior to the generation of any substantial associated revenue and we cannot guarantee that these increased investments will result in corresponding and offsetting revenue growth. Because we have a limited history operating our business at its current scale, it is difficult to evaluate our current business and future prospects, including our ability to plan for and model future growth. Our limited operating experience at this scale, combined with the rapidly evolving and volatile nature of the cryptoasset market in which we operate, and other economic factors beyond our control, reduces our ability to accurately forecast quarterly or annual revenue accurately.
Due to our limited fintech operating history, it may be difficult to evaluate our business and future prospects, and we may not be able to achieve or maintain profitability in any given period.
We acquired our crypto processing segment in Spring of 2024 with the acquisition of our operating subsidiary and since then our business model has continued to evolve. Our net revenue has significantly grown since that acquisition; but, there is no assurance that growth will continue in future periods and you should not rely on growth of our revenue in any given prior quarterly or annual period as an indication of our future performance. If our net revenue were to decline significantly for any extended period of time, our business, operating results, and financial condition could be adversely affected. Our limited operating history and the volatile nature of our business make it difficult to evaluate our current business and our future prospects. We have encountered and will continue to encounter risks and difficulties as described in this section. If we do not manage these risks successfully, our business, operating results, and financial condition could be adversely affected.
Any acquisitions and investments that we make could require significant management attention, disrupt our business, result in dilution to our stockholders, and could adversely affect our business, operating results, and financial condition.
As part of our business strategy, we routinely conduct discussions and evaluate opportunities for possible acquisitions, strategic investments, entries into new businesses, joint ventures, and other transactions. We have made, and may make, acquisitions of and investments in, among other things, specialized employees and complementary companies, products, services, licenses, or technologies. In the future, the pace and scale of our acquisitions may increase and may include larger acquisitions than we have done historically. In the future, we may not be able to find other suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. In some cases, the costs of such acquisitions may be substantial, and there is no assurance that we will receive a favorable return on investment for our acquisitions. Our acquisitions may not achieve our goals, and any future acquisitions we complete could be viewed negatively by customers, developers, or investors. In addition, if we fail to successfully close or integrate any acquisitions, or integrate the products or technologies associated with such acquisitions into our Company, our business, operating results, and financial condition could be adversely affected. Our ability to acquire and integrate companies, products, services, licenses, employees, or technologies in a successful manner is unproven. Any integration process may require significant time and resources, and we may not be able to manage the process successfully, including successfully securing regulatory approvals which may be required to close the transaction and to continue to operate the target firm’s business or products in a manner that is useful to us. We may not successfully evaluate or utilize the acquired products, services, technology, or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash, incur debt, or issue equity securities to pay for any such acquisition, which could adversely affect our business, operating results, and financial condition. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders, which, depending on the size of the acquisition, may be significant. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.

If we fail to develop, maintain, and enhance our brand and reputation, our business, operating results, and financial condition could be adversely affected.
Our brand and reputation are key assets and a competitive advantage. Maintaining, protecting, and enhancing our brand depends largely on the success of our marketing efforts, ability to provide consistent, high-quality, and secure products, services, features, and support, and our ability to successfully secure, maintain, and defend our rights to use the ALT5 and ALT5 Sigma branding. We believe that the importance of our brand will increase as competition further intensifies. Our brand and reputation could be harmed if we fail to achieve these objectives or if our public image were to be tarnished by negative publicity, unexpected events, or actions by third parties. Unfavorable publicity regarding, for example, our product changes, product quality, litigation or regulatory activity, privacy and data security practices, terms of service, employment matters, the use of our products or services for illicit or objectionable ends, the actions of our customers, or the actions of other companies that provide similar services to ours, has in the past, and could in the future, adversely affect our reputation. Moreover, to the extent that we acquire a company and maintain that acquired company’s separate brand, we could experience brand dilution or fail to retain positive impressions of our own brand to the extent such impressions are instead attributed to the acquired company’s brand. Such negative publicity also could have an adverse effect on the size and engagement of our customers and could result in decreased revenue, which could adversely affect our business, operating results, and financial condition.
Internal key business metrics and other estimates are subject to inherent challenges in measurement and change as our business evolves, and our business, operating results, and financial condition could be adversely affected by real or perceived inaccuracies in those metrics or any changes in metrics we disclose.
We regularly review our internal key business metrics to evaluate our business, measure our performance, identify trends affecting our business, and make strategic decisions. These internal key business metrics are calculated using internal company data and have not been validated by an independent third party. While these numbers are based on what we believe to be reasonable estimates for the applicable period of measurement at the time of reporting, there are inherent challenges in such measurements. If we fail to maintain an effective analytics platform, our internal key business metrics calculations may be inaccurate, and we may not be able to identify those inaccuracies. Additionally, we may in the future calculate certain internal key business metrics using third-party data. While we believe the third-party data we may use in the future will be reliable, we may not in the future independently verify the accuracy or completeness of the data contained in such sources and there can be no assurance that such data is free of error. Any inaccuracy in the third-party data we use could cause us to overstate or understate our internal key business metrics. We regularly review our processes for calculating these metrics, and from time to time we have made adjustments that we believe may improve their accuracy.
Our platform may be exploited to facilitate illegal activity such as fraud, money laundering, gambling, tax evasion, and scams. If our platform is used to further such illegal activities, our business, operating results, and financial condition could be adversely affected.
Our platform may be exploited to facilitate illegal activity such as fraud, money laundering, gambling, tax evasion, and scams. We or our partners may be specifically targeted by individuals seeking to conduct fraudulent transfers, and it may be difficult or impossible for us to detect and avoid such transactions in certain circumstances. The use of our platform for illegal or improper purposes could subject us to claims, individual and class action lawsuits, and government and regulatory investigations, prosecutions, enforcement actions, inquiries, or requests that could result in liability and reputational harm for us. Moreover, certain activities that may be legal in one jurisdiction may be illegal in another jurisdiction, and certain activities that are at one time legal may in the future be deemed illegal in the same jurisdiction. As a result, there is significant uncertainty and cost associated with detecting and monitoring transactions for compliance with local laws. In the event that a customer is found responsible for intentionally or inadvertently violating the laws in any jurisdiction, we may be subject to governmental inquiries, enforcement actions, prosecuted, or otherwise held secondarily liable for aiding or facilitating such activities. Changes in law have also increased the penalties for money transmitters for certain illegal activities, and government authorities may consider increased or additional penalties from time to time. Owners of intellectual property rights or government authorities may seek to bring legal action against money transmitters, including us, for involvement in the sale of infringing or allegedly infringing items. Any threatened or resulting claims could result in reputational harm, and any resulting liabilities, loss of transaction volume, or increased costs could harm our business.

Moreover, while fiat currencies can be used to facilitate illegal activities, crypto assets are relatively new and, in many jurisdictions, may be lightly regulated or largely unregulated. Many types of crypto assets have characteristics, such as the speed with which digital currency transactions can be conducted, the ability to conduct transactions without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, the irreversible nature of certain crypto asset transactions, and encryption technology that anonymizes these transactions, that make crypto assets susceptible to use in illegal activity. U.S. federal and state and foreign regulatory authorities and law enforcement agencies, such as the Department of Justice, Securities and Exchange Commission, Commodity Futures Trading Commission, Federal Trade Commission, or the Internal Revenue Service, and various state securities and financial regulators have taken and continue to take legal action against persons and entities alleged to be engaged in fraudulent schemes or other illicit activity involving crypto assets. We also support crypto assets that incorporate privacy-enhancing features, and may from time to time support additional crypto assets with similar functionalities. These privacy-enhancing crypto assets obscure the identities of sender and receiver, and may prevent law enforcement officials from tracing the source of funds on the blockchain. Facilitating transactions in these crypto assets may cause us to be at increased risk of liability arising out of anti-money laundering and economic sanctions laws and regulations.
Our compliance and risk management methods might not be effective and may result in outcomes that could adversely affect our reputation, operating results, and financial condition.
Our ability to comply with applicable complex and evolving laws, regulations, and rules is largely dependent on the establishment, maintenance, and scaling of our compliance, internal audit, and reporting systems continuously to keep pace with our customer activity and transaction volume, as well as our ability to attract and retain qualified compliance and other risk management personnel. While we have devoted comparatively significant resources to develop policies and procedures to identify, monitor, and manage our risks, and expect to continue to do so in the future, we cannot assure you that our policies and procedures are and will always be effective or that we have been and will always be successful in monitoring or evaluating the risks to which we are or may be exposed in all market environments or against all types of risks, including unidentified or unanticipated risks. Our risk management policies and procedures rely on a combination of technical and human controls and supervision that are subject to error and failure. Some of our methods for managing risk are discretionary by nature and are based on internally developed controls and observed historical market behavior, and also involve reliance on standard industry practices. These methods may not adequately prevent losses, particularly as they relate to extreme market movements, which may be significantly greater than historical fluctuations in the market. Accordingly, in the future, we may identify gaps in such policies and procedures or existing gaps may become higher risk, and may require significant resources and management attention. Our risk management policies and procedures also may not adequately prevent losses due to technical errors if our testing and quality control practices are not effective in preventing failures. In addition, we may elect to adjust our risk management policies and procedures to allow for an increase in risk tolerance, which could expose us to the risk of greater losses.
The crypto-economy is novel. As a result, policymakers are just beginning to consider what a regulatory regime for crypto would look like and the elements that would serve as the foundation for such a regime. This less developed consideration of crypto may harm our ability to effectively react to proposed legislation and regulation of crypto assets or crypto asset platforms adverse to our business.
As crypto assets have grown in both popularity and market size, various U.S. federal, state, and local and foreign governmental organizations, consumer agencies, and public advocacy groups have been examining the operations of crypto networks, users, and platforms, with a focus on how crypto assets can be used to launder the proceeds of illegal activities, fund criminal or terrorist enterprises, and simultaneously how to ensure the safety and soundness of platforms and other service providers that hold crypto assets for users. Many of these entities have called for heightened regulatory oversight, and have issued consumer advisories describing the risks posed by crypto assets to users and investors.
Competitors, including traditional financial services, have spent years cultivating professional relationships with relevant policymakers on behalf of their industry so that those policymakers may understand that industry, the current legal landscape affecting that industry, and the specific policy proposals that could be implemented in order to responsibly develop that industry. The lobbyists working for these competitors have similarly spent years developing and working to implement strategies to advance these industries. Members of the crypto-economy have started to engage policymakers directly and with the help of external advisors and lobbyists. However, these efforts to educate policymakers and advocate for sensible regulation are nascent compared to more established industries, and may be perceived unfavorably by investors and the public and have an adverse impact on our brand and reputation. As a result, new laws and regulations may be proposed and adopted in the United States and internationally, or existing laws and regulations may be interpreted in new ways, that harm the crypto-economy or crypto asset platforms, which could adversely affect our business, operating results, and financial condition.
We obtain and process a large amount of sensitive customer data. Any real or perceived improper use of, disclosure of, or access to such data could harm our reputation, as well as adversely affect our business, operating results, and financial condition.
We obtain and process large amounts of sensitive data, including personal data related to our customers and their transactions, such as their names, addresses, social security numbers, visa information, copies of government-issued identification, facial recognition data (from scanning of photographs for identity verification), trading data, tax identification, and bank account information. We face risks, including to our reputation, in the handling and protection of this data, and these risks will increase as our business continues to expand, including through our acquisition of, and investment in, other companies and technologies. Federal, state, and international laws and regulations governing privacy, data protection, and e-commerce transactions require us to safeguard our customers’, employees’, and service providers’ personal data.
We have administrative, technical, and physical security measures and controls in place and maintain a robust information security program. However, our security measures, those of our vendors or service providers, or the security measures of companies we acquire, may be inadequate or breached as a result of third-party action, employee or service provider error, malfeasance, malware, phishing, hacking attacks, system error, trickery, advances in computer capabilities, new discoveries in the field of cryptography, inadequate facility security or otherwise, and, as a result, someone may be able to obtain unauthorized access to sensitive information, including personal data, on our systems. We could be the target of a cybersecurity incident, which could result in harm to our reputation and financial losses. Additionally, privacy and data protection laws are evolving, and these laws may be interpreted and applied in a manner that is inconsistent with our data handling safeguards and practices that could result in fines, lawsuits, and other penalties, and significant changes to our or our third-party partners’ business practices and products and service offerings.
Our future success depends on the reliability and security of our platform. To the extent that the measures we, any companies we acquire, or our third-party service providers, vendors, or business partners have taken prove to be insufficient or inadequate, or to the extent we discover a security breach suffered by a company we acquire following the closing of such acquisition, we may become subject to litigation, breach notification obligations, or regulatory or administrative sanctions, which could result in significant fines, penalties, damages, harm to our reputation, or loss of customers. If our own confidential business information or sensitive customer information were improperly disclosed, our business, operating results, and financial condition could be adversely affected. Additionally, a party who circumvents our security measures could, among other effects, appropriate customer information or other proprietary data, cause interruptions in our operations, or expose customers to hacks, viruses, and other disruptions.
Depending on the nature of the information compromised, in the event of a data breach or other unauthorized access to our customer data, we may also have obligations to notify customers and regulators about the incident, and we may need to provide some form of remedy, such as a subscription to credit monitoring services, pay significant fines to one or more regulators, or pay compensation in connection with a class-action settlement. Breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. In the United States, the SEC has adopted rules for mandatory disclosure of material cybersecurity incidents suffered by public companies, as well as cybersecurity governance and risk management. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises customer data. Any failure or perceived failure by us to comply with these laws may also subject us to enforcement action or litigation, any of which could harm our business. Additionally, the financial exposure from the events referenced above could either not be insured against or not be fully covered through any insurance that we may maintain, and there can be no assurance that the limitations of liability in any of our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages as a result of the events referenced above. Any of the foregoing could adversely affect our business, reputation, operating results, and financial condition.
Furthermore, we may be required to disclose personal data pursuant to demands from individuals, regulators, government agencies, and law enforcement agencies in various jurisdictions with conflicting privacy and security laws, which could result in a breach of privacy and data protection policies, notices, laws, rules, court orders, and regulations. Additionally, changes in the laws and regulations that govern our collection, use, and disclosure of customer data could impose additional requirements with respect to the retention and security of customer data, could limit our marketing activities, and adversely affect our business, operating results, and financial condition.

We are subject to laws, regulations, and industry requirements related to data privacy, data protection and information security, and user protection where we conduct our business, and industry requirements and such laws, regulations, and industry requirements are constantly evolving and changing. Any actual or perceived failure to comply with such laws, regulations, and industry requirements, or our privacy policies, could harm our business.
Various local, state, federal, and international laws, directives, and regulations apply to our collection, use, retention, protection, disclosure, transfer, and processing of personal data. These data protection and privacy laws and regulations are subject to uncertainty and continue to evolve in ways that could adversely affect our business, operating results, and financial condition. These laws have a substantial impact on our operations both outside and in the United States, either directly or as a data processor and handler for various offshore entities.
In the United States, state and federal lawmakers and regulatory authorities have increased their attention on the collection and use of user data and various laws and regulations apply to the collection, processing, disclosure, and security of certain types of data, including the Gramm Leach Bliley Act (“GLBA”) and state laws relating to privacy and data security. GLBA requires financial institutions to explain their information sharing practices to their customers and to safeguard sensitive data. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, and security of data. For example, California has enacted the California Consumer Privacy Act (the “CCPA”).
The CCPA requires covered companies to, among other things, provide disclosures to individuals in California, and affords such individuals new privacy rights such as the ability to opt-out of certain sales of personal information and expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used, and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase security breach litigation.
In addition, other U.S. states have proposed or enacted laws that contain obligations similar to the CCPA that have taken effect or will take effect in coming years. We cannot fully predict the impact of recently proposed or enacted laws or regulations on our business or operations, but compliance may require us to modify our data processing practices and policies incurring costs and expense. Further, to the extent multiple state-level laws are introduced with inconsistent or conflicting standards, it may require costly and difficult efforts to achieve compliance with such laws. Our failure or perceived failure to comply with state privacy laws or regulations passed in the future could adversely affect our business, including how we use personal information, operating results, and financial condition.
There is a risk that as we expand, we may assume liabilities for breaches experienced by the companies that we may acquire. Additionally, there are potentially inconsistent world-wide government regulations pertaining to data protection and privacy. Despite our efforts to comply with applicable laws, regulations, and other obligations relating to privacy, data protection, and information security, it is possible that our practices, offerings, or platform could fail, or be alleged to fail to meet applicable requirements. For instance, the overall regulatory framework governing the application of privacy laws to blockchain technology is still highly undeveloped and likely to evolve. Further there are also changes in the regulatory landscape relating to new and evolving technologies. Our failure, or the failure by our third-party providers or partners, to comply with applicable laws or regulations and to prevent unauthorized access to, or use or release of personal data, or the perception that any of the foregoing types of failure has occurred, even if unfounded, could subject us to audits, inquiries, whistleblower complaints, adverse media coverage, investigations, severe criminal, or civil sanctions, damage our reputation, or result in fines or proceedings by governmental agencies and private claims and litigation, any of which could adversely affect our business, operating results, and financial condition.
Our intellectual property rights are valuable, and any inability to protect them could adversely affect our business, operating results, and financial condition.
Our business depends in large part on our proprietary technology and, to a smaller extent, on our brand. We rely on, and expect to continue to rely on, a combination of trade dress, domain name, and trade secrets, as well as confidentiality and license agreements with our employees, contractors, consultants, and third parties with whom we have relationships, to establish and protect our brand and other intellectual property rights. However, our efforts to protect our intellectual property rights may not be sufficient or effective. Our proprietary technology and trade secrets could be lost through misappropriation or breach of our confidentiality and license agreements, and any of our intellectual property rights may be challenged, which could result in them being narrowed in scope or declared invalid or unenforceable. There can be no assurance that our intellectual property rights will be sufficient to protect against others offering products, services, or technologies that are substantially similar to ours and that compete with our business.
Effective protection of our intellectual property may be expensive and difficult to maintain, both in terms of application and registration costs as well as the costs of defending and enforcing those rights. Further, intellectual property protection may not be available to us in every country in which our products and services are available, and the regulatory landscape in such jurisdictions may evolve rapidly, leading to an unanticipated change in the ability to obtain and enforce intellectual property rights in these jurisdictions.
The loss of one or more of our key personnel, or our failure to attract and retain other highly qualified personnel in the future, could adversely affect our business, operating results, and financial condition.
We operate in a relatively new industry that is not widely understood and requires highly skilled and technical personnel. We believe that our future success is highly dependent on the talents and contributions of our operating subsidiary’s management team and other key employees across product, engineering, risk management, finance, and marketing. Our future success depends on our ability to attract, develop, motivate, and retain highly qualified and skilled employees. The pool of qualified talent in our industry is extremely limited, particularly with respect to executive talent, engineering, risk management, and financial regulatory expertise. We face intense competition for qualified individuals from numerous software and other technology companies. To attract and retain key personnel, we incur significant costs, including salaries and benefits and equity incentives. Even so, these measures may not be enough to attract and retain the personnel we require to operate our business effectively. The loss of even a few key employees or senior leaders, or an inability to attract, retain and motivate additional highly skilled employees required for the planned expansion of our business could adversely affect our business, operating results, and financial condition and impair our ability to grow.
Our culture emphasizes innovation, and if we cannot maintain this culture, our business, operating results, and financial condition could be adversely affected.
We believe that our entrepreneurial and innovative corporate culture has been a key contributor to our success since our acquisition of our operating subsidiary. We encourage and empower our employees to develop new and innovative products and services, which we believe is essential to attracting high quality talent, partners, and developers, as well as serving the best, long-term interests of our company. If we cannot maintain this culture, we could lose the innovation, creativity, and teamwork that has been integral to our operating crypto business.
Risks Relating to Our Biotechnology Segment
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
57

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
JAN123 is a biphaisc formulation of LDN being developed for CRPS. However, compounding pharmacies have already sold a non-biphasic LDN for this purpose and for other purposes. The patent ALT5 Sigma Corporation was issued for JAN123, in conjunction with Orphan Drug approval, will provide additional marketing protection for CRPS. Compounding pharmacies are not subject to FDA approval and could compound LDN for their patients. We believe that production and sales by a single compounding pharmacy of a material amount of a compounded product would transform such compounding pharmacy into a pharmaceutical manufacturer, which would then subject it to all of the FDA approval protocols, including cGMP requirements. Thus, compounding pharmacies would not be able to scale their compounding activities for LDN to facilitate their material sales growth of LDN or to become impactful in the marketplace. As disclosed below, we cannot provide assurances with respect to third-party coverage and reimbursement. We believe that persons who purchase LDN from a compounding pharmacy may need to pay out-of-pocket for the product with limited or no insurance coverage.
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
58

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
Our business model depends in part on the successful development, regulatory approval, and commercialization of JAN101 or JAN123, which may never occur. Both JAN101 and JAN123 are in the early stages of development and, as of the date of this Form 10-K, we have not progressed JAN101 beyond early clinical studies designed only to show safety, nor has JAN123 been tested in any FDA approved clinical trials. Three INDs have previously been submitted by previous licensees/assignees of JAN101 and were accepted by the FDA. These INDs were transferred to ALT5 Sigma Corporation in 2020. Even though the INDs were transferred to us, the FDA may still require additional work prior to re-initiation of clinical trials. If we do not obtain such approvals to re-initiate trials as presently planned, the time in which we expect to commence clinical programs for any product candidate will be extended and such extension will increase our expenses, delay our potential receipt of any revenues, and increase our need for additional capital. Moreover, there is no guarantee that we will receive approval to commence human clinical trials or, if we do receive approval, that our clinical trials will be successful or that we will continue clinical development in support of an approval from the FDA or comparable foreign regulatory authorities for any indication. We note that most product candidates never reach the clinical development stage and even those that do commence clinical development have only a small chance of successfully completing clinical development and gaining regulatory approval. Success in early phases of pre-clinical and clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. A failure of one or more of our clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent our ability to receive regulatory approval or commercialize our initial or any subsequent product candidates. Therefore, our business currently depends entirely on the successful development, regulatory approval, and commercialization of our product candidates, which may never occur.
59

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
JAN123 will face al the commercialization factors described above with an additional risk of compounding pharmacies prescribing the product to patients. The active ingredient, naltrexone, is available and has been compounded into LDN formulations similar to JAN123. These compounded LDN formulations have been provided to numerous patients with different forms of pain. While not approved for the treatment of pain and therefore unlikely to be reimbursed, the low cost of the compounded LDN could cause reduce pricing of JAN123. We believe that JAN123 will have advantages over the compounded LDN in terms of reduced side effects, but many patients currently have not had the side effects or accepted these as part of reducing their pain with compounded LDN. ALT5 Sigma Corporation may have to enforce its patents, which could result in lengthy and costly litigation, to prevent compounding pharmacies from selling LDN for indications for which ALT5 Sigma Corporation has received patent protection.
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
60

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
61

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
62

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
63

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
Our success depends on successfully blocking others from developing and commercializing similar products. As a repurposed drugs, our APIs have previously been approved for other indications and therefore cannot be protected. Although none of the approved indications for the API used in JAN101 represent a threat to JAN101, the API used in naltrexone has been formulated by compounding pharmacies to treat the indication ALT5 Sigma Corporation is pursuing and thus represents a real threat in commercialization of JAN123. We will rely on our method of use and oral formulation patents to protect JAN101 and JAN123, which may also put JAN101 and JAN123 at risk from companies developing oral formulations using the same API for other indications. Even though our patents provide protection for specific uses, we will not be able to prevent other companies from developing the same API for other uses. If a similar dose, formulation, and route of administration is developed for another indication by a different company, we cannot guarantee that the product they market for the other indication will not be prescribed off-label by doctors or filled by pharmacists for use in indications our patents cover and that if less expensive, would not negatively affect our sales, if JAN101 or JAN123 is ultimately approved by the FDA.
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
64

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
Sales or distribution of substantial amounts of our Common Stock, or the perception that such sales or distributions might occur, could cause the market price of our Common Stock to decline.
The sale or distribution of a substantial number of shares of our Common Stock, particularly sales by us or our directors, executive officers, and principal stockholders, or the perception that these sales or distributions might occur in large quantities, could cause the market price of our Common Stock to decline.
If securities or industry analysts do not publish or cease publishing research, or publish inaccurate or unfavorable research, about our business, the price of our Common Stock and its liquidity could decline.
The trading market for our Common Stock may be influenced by the research and reports that securities or industry analysts publish about us or our business, our market, and our competitors. We do not have any control over these analysts. If securities and industry analysts cease coverage of us altogether, the market price for our Common Stock may be negatively affected. If one or more of the analysts who cover us downgrade our Common Stock, or publish inaccurate or unfavorable research about our business, the price of our Common Stock may decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Common Stock could decrease, which might cause our Common Stock price and trading volume to decline. In light of the unpredictability inherent in our business, our financial outlook commentary may differ from analysts’ expectations, which could cause volatility to the price of our Common Stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Management and Board Oversight
In the ordinary course of our business, we collect, use, store, and digitally transmit confidential, sensitive, proprietary, and personal information. The secure maintenance of this information and our information technology systems are important to our operations and business strategy. The Audit Committee, which is composed solely of independent directors, has been designated by our Board to review and discuss with management the Company’s risk assessment and risk management policies, including the steps that management has taken to monitor and control related cybersecurity risks and exposures. Management updates the Audit Committee and the Board as necessary about significant cybersecurity occurrences and measures the Company is taking to prevent the same.
Risk Management and Strategy
We rely on our subsidiary-level information technology professionals to continuously monitor and update our IT networks and infrastructure. Their role is to prevent, detect, address, and mitigate risks related to unauthorized access, misuse,
65

malware, and other security threats. To safeguard our data and business processes, as well as those of our subsidiaries, we invest in industry-standard security technologies to defend against cyber risks.
To further strengthen our cybersecurity efforts, with our subsidiary’s assistance, we are establishing an “IT Steering Committee” composed of IT professionals from our subsidiary. This committee will meet quarterly to discuss cybersecurity threats, emerging attack methods, and best practices.
In fiscal year 2024, our crypto-processing subsidiary engaged an external consultant to conduct a cybersecurity risk assessment of our business operations. This assessment examined both internal and external threats to our systems and data handling processes, providing a structured framework for evaluating, prioritizing, and enhancing our cybersecurity initiatives. On a going-forward basis, in collaboration with our Audit Committee, management will determine and implement appropriate measures based on these findings.
As part of our cybersecurity risk management program, we are working with our crypto-processing subsidiary to develop a cyber training curriculum for our employees. The training may cover topics such as phishing awareness, cybersecurity best practices, and e-mail security.
Despite our commitment to cybersecurity, no system can fully eliminate technology risks. As of now, we are unaware of any cybersecurity incidents that have had, or are reasonably likely to have, a material impact on our business or operations. However, the increasing volume and sophistication of cyberattacks—including data breaches, ransomware, and similar threats—pose ongoing risks. Incidents that occur could result in reputational, competitive, operational, or financial harm, as well as regulatory consequences. For a more detailed discussion of how cybersecurity threats may affect our business strategy, operations, or financial condition, see Item 1A, “Risk Factors,” which is incorporated by reference into Item 1C.
ITEM 2. PROPERTIES
As of December 28, 2024, our executive offices were located in Las Vegas, Nevada in a leased facility consisting of 800 square feet of office space. We believe our executive office space is sufficient to meet our current needs.
As of December 28, 2024, our Fintech segment’s offices were located in Montreal, Quebec, Canada in a leased facility consisting of approximately 2,100 square feet. We believe our Fintech segment's office space is sufficient to meet our current needs.
ITEM 3. LEGAL PROCEEDINGS
The information in response to this item is included in Note 21, Commitments and Contingencies, to the Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K.
ITEM 4. MINE SAFETY DISCLOSURES
None.
66

PART II
ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Dividends
Our common stock trades under the symbol “ALTS” on The Nasdaq Capital Market. As of March 25, 2025, there were approximately 279 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers. We have no record of the number of holders of our common stock who hold their shares in “street name” with various brokers.
We have not paid dividends on our common stock and do not presently plan to pay dividends on our common stock for the foreseeable future.
Information concerning securities authorized for issuance under equity compensation plans is included in Part III, Item 12 of this report.
ITEM 6. SELECTED FINANCIAL DATA
Not applicable.
67

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the fiscal year ended December 28, 2024, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Part II, Item 8 of this 10-K for the fiscal year ended December 28, 2024.
Note about Forward-Looking Statements
This Form 10-K contains “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates”, or “anticipates” or similar expressions that concern our strategy, plans or intentions. Any statements we make relating to our future operations, performance and results, and anticipated liquidity are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those we expected. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results.
In addition, the foregoing factors may generally affect our business, results of operations and financial position. Forward-looking statements speak only as of the date the statements were made. We do not undertake and specifically decline any obligation to update any forward-looking statements. Any information contained on our website www.alt5sigma.com or any other websites referenced in this Form 10-K are not part of this Form 10-K.
Our Company
Through our Fintech segment, we provide next generation blockchain-powered technologies to enable a migration to a new global financial paradigm, and, through our Biotechnology segment, we are focused on finding treatments for conditions that cause chronic pain and bringing to market drugs with non-addictive and non-sedative pain-relieving properties. In addition, through our sale of subsidiaries ARCA Recycling, Connexx, and ARCA Canada and the assets of GeoTraq Inc., we have exited these legacy businesses; Consequently, the results for these businesses are reported as discontinued operations for the years ended December 28, 2024 and December 30, 2023.
We operate three reportable segments:
•Fintech: Our Fintech segment provides next generation blockchain-powered technologies for tokenization, trading, clearing, settlement, payment, and safe-keeping of digital assets
•Biotechnology: Our Biotechnology segment is focused on finding treatments for conditions that cause severe pain and bringing to market drugs with non-addictive pain-relieving properties. We have previously announced our intention to capitalize a subsidiary with certain of our biotechnology assets, acquire an additional biotechnology asset, and then engage in a financing of that subsidiary. The short-term intended result of that series of transactions would be for to decouple it from us so that it would operate on a stand-alone basis.
•Corporate and Other: Our Corporate and Other segment consists of certain corporate general and administrative costs.
Reporting Period. We report on a 52- or 53-week fiscal year. Our 2024 fiscal year ended on December 28, 2024 (“fiscal 2024”). Our 2023 fiscal year ended on December 30, 2023 (“fiscal 2023”).
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
68

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
Results of Operations
The following table sets forth certain statement of operations items from continuing and discontinued operations and as a percentage of revenue, for the periods indicated (in $000’s):

	Fiscal Year Ended December 28, 2024	Fiscal Year Ended December 30, 2023
Statement of Operations Data:
Revenue	$12,532	$—
Cost of revenue	6,238	—
Gross profit	6,294	—
Selling, general and administrative expenses	13,856	4,746
Impairment charges	—	15,100
Operating loss	(7,562)	(19,846)
Interest (expense) income, net	(879)	2,250
Gain on litigation settlement	374	—
Unrealized loss on marketable securities	(1,058)	(926)
Other income, net	(161)	998
Net loss before provision for income taxes	(9,286)	(17,524)
Income tax benefit	(3,041)	(429)
Net loss income from continuing operations	(6,245)	(17,095)
Income from discontinued operations	—	10,254
Income tax provision for discontinued operations	—	971
Net income from discontinued operations	—	9,283
Net loss	$(6,245)	$(7,812)
69

The following tables set forth revenues for key product and service categories, percentages of total revenue and gross profits earned by key product and service categories and gross profit percent as compared to revenues for each key product category indicated (in $000’s):

	Fiscal Year Ended December 28, 2024		Fiscal Year Ended December 30, 2023
	Net Revenue	Percent of Total	Net Revenue	Percent of Total
Revenue
Fintech	$12,532	100%	$—	—%
Biotech	—	—%	—	—%
Corporate and other	—	—%	—	—%
Discontinued operations	—	—%	3,795	100%
Total revenue	$12,532	100%	$3,795	100%

	Fiscal Year Ended December 28, 2024		Fiscal Year Ended December 30, 2023
	Gross Profit	Gross Profit %	Gross Profit	Gross Profit %
Gross Profit
Fintech	$6,294	50%	$—	—%
Biotech	—	—%	—	—%
Corporate and other	—	—%	—	—%
Discontinued operations	—	—%	(197)	(5)%
Total gross profit	$6,294	50%	$(197)	(5)%
Revenue
Revenue increased by approximately $8.8 million for the fiscal year ended December 28, 2024, as compared to the year ended December 30, 2023. The increase is due to the acquisition of ALT5 Subsidiary during May 2024, partially offset by no revenue from discontinued operations for the fiscal year ended December 28, 2024.
Gross Profit
Gross profit increased by approximately $6.5 million for the fiscal year ended December 28, 2024, as compared to the year ended December 30, 2023. The increase is due to the acquisition of ALT5 Subsidiary during May 2024, partially offset by no revenue from discontinued operations for the fiscal year ended December 28, 2024.
Selling, General and Administrative Expense
Selling, general and administrative expenses from continuing operations increased by approximately $7.6 million for the fiscal year ended December 28, 2024, as compared to the year ended December 30, 2023, primarily due to the acquisition of ALT5 Subsidiary during May 2024, increased amortization costs relating to the Soin intangibles in our Biotech segment, and increased stock-based compensation expense related to grants of RSU's, as well as costs for professional services in our Corporate and Other segment.
Impairment Charges
Impairment charges recorded during the fiscal year ended December 30, 2023 were approximately $15.1 million. These charges relate to the full impairment of the VM7 and SPYR notes receivable of approximately $5.3 million and $9.8 million, respectively (See Note 9 of the Consolidated Financial Statements). No impairment charges were recorded during the fiscal year ended December 28, 2024.
Interest Income (Expense), net
Interest expense, net, was approximately $880,000 for the fiscal year ended December 28, 2024, as compared to interest income, net, of approximately $2.3 million for the year ended December 30, 2023. The change was primarily due to no longer accreting the discounts in connection with the promissory note with SPYR and the receivable from VM7,
70

promissory notes entered into during the year ended December 28, 2024, as well as the acquisition of ALT5 Subsidiary during May 2024.
Gain on Sale of the Recycling Subsidiaries
During the fiscal year ended December 30, 2023, we recorded a gain on the sale of the Recycling Subsidiaries of approximately $12.1 million from discontinued operations. See Note 4 of the Consolidated Financial Statements.
Unrealized Loss on Marketable Securities
Unrealized loss on marketable securities for the fiscal year ended December 28, 2024 was approximately $1.1 million, as compared to a loss of approximately $925,000 for the fiscal year ended December 30, 2023. An unrealized gain or loss on marketable securities is recorded to mark to fair value securities received in connection to the sale of GeoTraq.
Results of Operations by Segment
The following table sets forth the results of operations by segment (in $000’s):

	Fiscal Year Ended December 28, 2024					Fiscal Year Ended December 30, 2023
	Fintech	Biotech	Corporate and other	Discontinued Operations	Total	Fintech	Biotech	Corporate and other	Discontinued Operations	Total
Revenue	$12,532	$—	$—	$—	$12,532	$—	$—	$—	$3,795	$3,795
Cost of revenue	6,238	—	—	—	6,238	—	—	—	3,992	3,992
Gross profit	6,294	—	—	—	6,294	—	—	—	(197)	(197)
Selling, general and administrative expense	5,389	2,148	6,206	—	13,743	—	1,531	3,215	1,467	6,213
Impairment charges	—	—	—	—	—	—	—	15,100	—	15,100
Gain on sale of ARCA	—	—	—	—	—	—	—	—	(12,102)	(12,102)
Operating (loss) income	905	(2,148)	(6,206)	—	(7,449)	—	(1,531)	(18,315)	10,438	(9,408)
Fintech Segment
Our Fintech segment consists of ALT5 Subsidiary, which was acquired during May 2024. Revenue for the fiscal year ended December 28, 2024 was approximately $12.5 million, and gross margin percentage was 50.2%. Operating income for the fiscal year ended December 28, 2024 was approximately $900,000.
Biotech Segment
Our Biotech segment generated no revenue for the fiscal year ended December 28, 2024. Selling, general and administrative expenses increased primarily due to increased amortization costs relating to the Soin intangibles.
Corporate and Other Segment
Our Corporate and Other segment generated no revenue for the fiscal year ended December 28, 2024. Selling, general and administrative expenses increased primarily due to increased stock-based compensation expense related to grants of RSU's, as well as increased costs for professional services.
Discontinued Operations
Discontinued operations consist of our Recycling segment, which was disposed of effective March 1, 2023. We had no discontinued operations for the fiscal year ended December 28, 2024.
Liquidity and Capital Resources
Overview
The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.
As of December 28, 2024, our cash on hand was approximately $7.2 million. We intend to raise funds to support future development of JAN 123 either through capital raises or structured arrangements, which would include effectuating our previously announced intention to capitalize a subsidiary with certain of our biotechnology assets, acquire an additional biotechnology asset, and then engage in a financing of that subsidiary. The short-term intended result of that series of
71

transactions would be for us to own a controlling interest in that subsidiary, but to decouple it from us so that it would operate on a stand-alone basis, although its financial statements would continue to be consolidated with ours for as long as we have a controlling interest.
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
Cash Flows
During the fiscal year ended December 28, 2024, cash provided by operations was approximately $1.8 million, compared to cash provided by operations of approximately $855,000 during the fiscal year ended December 30, 2023. Cash provided by operating activities from discontinued operations during the fiscal year ended December 30, 2023 was approximately $2.3 million. We had no discontinued operations during the fiscal year ended December 28, 2024. The change in cash was primarily due to results of operations as discussed above.
Cash provided by investing activities was approximately $5.9 million for the fiscal year ended December 28, 2024, compared to cash used in investing activities of approximately $156,000 for the fiscal year ended December 30, 2023. Cash provided by investing activities for the fiscal year ended December 28, 2024 was related to cash acquired in the acquisition of ALT5 Subsidiary, while cash used in investing activities for the fiscal year ended December 30, 2023 was all associated with discontinued operations and was related to purchases of property and equipment.
Cash provided by financing activities was approximately $6.1 million for the fiscal year ended December 28, 2024, and relates to proceeds from notes payable, proceeds from equity financing and warrants exercised, and proceeds from related party notes payable, partially offset by payments on notes payable, as well as payments on related party notes payable. Cash provided by financing activities was approximately $777,000 for the fiscal year ended December 30, 2023. Cash used in financing activities from discontinued operations for the fiscal year ended December 30, 2023 was approximately $2.2 million and was primarily due to the repayment of debt obligations in the amount of approximately $7.3 million, partially offset by proceeds from the issuance of debt obligations of approximately $5.1 million.
Sources of Liquidity
We acknowledge that we continue to face a challenging competitive environment as we continue to focus on our overall profitability, including managing expenses. We reported a net loss of approximately $6.2 million for the fiscal year ended December 28, 2024, and net loss from continuing operations of approximately $17.1 million for the fiscal year ended December 30, 2023, for the reasons discussed above. Additionally, the Company has total current assets of approximately $35.0 million and total current liabilities approximately of $40.9 million, resulting in a net negative working capital of approximately $5.9 million. Cash provided operations was approximately $1.0 million.
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
Future Sources of Cash; New Acquisitions, Products and Services
We acquired ALT5 Subsidiary during May 2024, as discussed above. We may require additional debt financing and/or capital to finance new acquisitions or consummate other strategic investments in our business. We currently expect that the biotechnology subsidiary transaction discussed above will allow us to finance our Phase IIb clinical trials, No assurance can be given any financing obtained may not further dilute or otherwise impair the ownership interest of our existing stockholders or our ownership interest in the to-be-effectuated biotechnology subsidiary.

72

Off Balance Sheet Arrangements
At December 28, 2024, we had no off-balance sheet arrangements, commitments or guarantees that require additional disclosure or measurement.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of December 28, 2024, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk.
73

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
74

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of ALT5 Sigma Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of ALT5 Sigma Corporation (the Company) as of December 28, 2024 and December 30, 2023, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the the years in the two-year period ended December 28, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for each of the years in the two-year period December 28, 2024, in conformity with accounting principles generally accepted in the United States of America.
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
Valuation of Intangible Assets associated with the business combination in accordance with ASC 805
Description of the matter:
The Company closed its acquisition of the assets of its ALT5 Subsidiary on May 14, 2024. The Company accounted for the acquisitions under the acquisition method of accounting for business combination. Accordingly, the purchase price was primarily allocated to the assets acquired based on their respective fair values, including related intangible assets. The fair value determination of the intangible assets required management to make significant assumptions related to the forecasted revenue growth rates and the selection of the discount rates. We identified the intangible assets for the business combination as a critical audit matter because of the significant assumptions management makes to fair value these assets. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s assumptions related to the revenue growth rates and the selection of the discount rates utilized to value these intangible assets.
How we addressed the matter in our audit:
Our audit procedures related to the revenue growth rates and the selection of the assumptions for the intangible assets acquired included the following, among others:
•We assessed the reasonableness of the revenue growth rates by comparing the assumptions used in the projections to external market sources, historical data, and results from other areas of the audit.
•We performed qualitative and quantitative analyses to assess the assumptions that would significantly impact the overall valuation of the intangible assets acquired.
•We evaluated the completeness of the financial statement presentation and disclosure of the acquisitions.

/s/ Hudgens CPA, PLLC
www.hudgenscpas.com
We have served as the Company’s auditor since 2023.
Houston, Texas
March 28, 2025

ALT5 SIGMA CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 28, 2024	December 30, 2023
Assets
Cash and cash equivalents	$7,177	$5
Trade and other receivables, net	2,530	266
Digital assets receivable	23,776	—
Prepaid expenses and other current assets	1,518	75
Total current assets	35,001	346
Property and equipment, net	1,170	—
Right of use assets	121	—
Intangible assets, net	34,430	17,846
Marketable securities	—	286
Deposits and other assets	—	9
Goodwill	11,714	—
Total assets	$82,436	$18,487
Liabilities, Mezzanine Equity, and Stockholders' Equity (Deficit)
Liabilities:
Accounts payable	$3,231	$2,272
Accrued liabilities	2,553	3,633
Digital assets payable	30,918	—
Due to Soin	2,850	—
Convertible debentures	563	—
Operating lease liabilities	10	—
Related party notes payable and advances	812	—
Total current liabilities	40,937	5,905
Deferred income taxes, net	1,041	639
Related party notes payable	—	707
Notes payable	11,570	—
Operating lease liabilities	113	—
Other noncurrent liabilities	108	34
Total liabilities	53,769	7,285
Commitments and Contingencies (Note 21)
Mezzanine equity
Convertible preferred stock, series S - par value $0.001 per share 200,000 authorized, 100,000 shares issued and outstanding at December 28, 2024 and December 30, 2023	3,856	14,510
Stockholders' equity:
Convertible preferred stock, series A-1 - par value $0.001 per share 2,000,000 authorized, 23,480 and 193,730 shares issued and outstanding at December 28, 2024 and December 30, 2023, respectively	—	—
Preferred stock, series B - par value $0.001 per share, 34,250 authorized, 34,207 and 0 shares issued and outstanding at December 28, 2024 and December 30, 2023, respectively	8,552	—
Convertible preferred stock, series I - par value $0.001 per share, 2,000,000 authorized, 17,000 and 0 shares issued and outstanding at December 28, 2024 and December 30, 2023, respectively	—	—
Preferred stock, series M - par value $0.001 per share, 3,200 authorized, 3,200 and 0 shares issued and outstanding at December 28, 2024 and December 30, 2023, respectively	—	—
Convertible Preferred stock, series Q - par value $0.001 per share, 2,000,000 authorized, 925,212 and 0 shares issued and outstanding at December 28, 2024 and December 30, 2023, respectively	1,321	—
Convertible preferred stock, series S - par value $0.001 per share, 200,000 authorized, 100,000 and 100,000 shares issued and outstanding at December 28, 2024 and December 30, 2023, respectively	7,993	—
Convertible preferred stock, series V - par value $0.001 per share, 125,000 authorized, 5,000 shares and 0 issued and outstanding at December 28, 2024 and December 30, 2023, respectively	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized, 15,417,693 and 2,827,410 shares issued and outstanding at December 28, 2024 and at December 30, 2023, respectively	9	3
Additional paid in capital	62,207	47,323
Accumulated deficit	(56,879)	(50,634)
Accumulated other comprehensive loss	(2,317)	—
Equity attributable to ALT5 Sigma Corporation shareholders	20,886	(3,308)
Noncontrolling interest	3,925	—
Total stockholders' equity	24,811	(3,308)
Total liabilities, mezzanine equity, and stockholders' equity	$82,436	$18,487
The accompanying notes are an integral part of these consolidated financial statements.

ALT5 SIGMA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Dollars in thousands, except per share amounts)

	Fiscal Years Ended
	December 28, 2024	December 30, 2023
Revenues	$12,532	$—
Cost of revenues	6,238	—
Gross profit	6,294	—
Operating expenses:
Selling, general and administrative expenses	13,856	4,746
Impairment charges	—	15,100
Total operating expenses	13,856	19,846
Operating loss	(7,562)	(19,846)
Other income:
Interest (expense) income, net	(879)	2,250
Realized gain on exchange transactions	374	—
Unrealized loss on marketable securities	(1,058)	(926)
Other income, net	(161)	998
Total other (expense) income, net	(1,724)	2,322
Loss before benefit from income taxes	(9,286)	(17,524)
Income tax benefit	(3,041)	(429)
Net loss from continuing operations	(6,245)	(17,095)
Income from discontinued operations	—	10,254
Income tax provision for discontinued operations	—	971
Net income from discontinued operations	—	9,283
Net loss	$(6,245)	$(7,812)
(Loss) income per share:
Net loss per share from continuing operations, basic and diluted	$(0.56)	$(4.27)
Net income per share from discontinued operations, basic	$—	$2.32
Net income per share from discontinued operations, diluted	$—	$2.09
Net loss per share, basic and diluted	$(0.56)	$(1.95)
Weighted average common shares outstanding:
Basic	11,148,493	4,005,334
Diluted	11,148,493	4,444,361
The accompanying notes are an integral part of these consolidated financial statements.

ALT5 SIGMA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(Dollars in thousands)

	Series A-1 Preferred		Series S-1 Preferred		Series B Preferred		Series I Preferred		Series M Preferred		Series Q Preferred		Series V Preferred		Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Deficit	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2022	222,588	$—	100,000	$—	—	$—	—	$—	—	$—	—	$—	—	$—	3,150,230	$2	$45,748	$(42,822)	$(621)	—	$2,307
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	621	—	621
Common stock issued for equity financing	—	—	—	—	—	—	—	—	—	—	—	—	—	—	779,000	1	792			—	793
Share based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	14	—	—	—	14
Series A-1 preferred converted for legal settlement	(27,353)	—	—	—	—	—	—	—	—	—	—	—	—	—	547,069	—	510	—	—	—	510
Series A-1 preferred forfeited	(1,505)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—		—	—	—	—
Common stock issued for warrants exercised	—	—	—	—	—	—	—	—	—	—	—	—	—	—	481,348	—	259	—	—	—	259
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,812)	—	—	(7,812)
Balance, December 30, 2023	193,730	—	100,000	—	—	—	—	—	—	—	—	—	—	—	4,957,647	3	47,323	(50,634)	—	—	(3,308)
Reclassification of Series S S-1 Preferred Stock to liability	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(339)	—	—	—	(339)
Reclassification of Series S S-1 Preferred Stock to permanent equity	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	7,993
Share based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,250,027	—	1,656	—	—	—	1,656
Common stock issued for equity financing	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,030,478	2	1,031	—	—	—	1,033
Common stock issued for consulting agreement	—	—	—	—	—	—	—	—	—	—	—	—	—	—	477,923	2	1,020	—	—	—	1,022
Common stock issued in lieu of notes payable obligation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,031,595	2	2,022	—	—	—	2,024
Common stock issued for acquisition of Alt5 Subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,799,115	—	7,447	—	—	—	7,447
Preferred stock issued for acquisition of Alt5 Subsidiary	—	—	—	—	34,207	8,552	17,000	—	3,200	—	—	—	—	—	—	—	—	—	—	—	8,552
Conversion of Series A-1 Preferred to common stock	(170,250)	—	—	—	—	—	—	—	—	—	—	—	—	—	3,055,000	—	—	—	—	—	—
Preferred stock issued for property and equipment	—	—	—	—	—	—	—	—	—	—	—	—	5,000	—	—	—	—	—	—	—	—
Common stock issued for property and equipment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	300,000	—	1,170	—	—	—	1,170
Preferred stock issued for Qoden asset acquisition	—	—	—	—	—	—	—	—	—	—	925,212	1,321	—	—	—	—	—	—	—	—	1,321
Common stock issued for prepaid interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	225,000	—	380	—	—	—	380
Common stock issued for warrants exercised	—	—	—	—	—	—	—	—	—	—	—	—	—	—	290,908	—	497	—	—	—	497
Foreign currency adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,317)	—	(2,317)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,245)	—	3,925	(2,320)
Balance, December 28, 2024	23,480	$—	100,000	$—	34,207	$8,552,000	17,000	$—	3,200	$—	925,212	$1,321,000	5,000	$—	15,417,693	$9	$62,207	$(56,879)	$(2,317)	$3,925	$24,811
The accompanying notes are an integral part of these consolidated financial statements.

ALT5 SIGMA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Years Ended
	December 28, 2024	December 30, 2023
OPERATING ACTIVITIES:
Net loss from continuing operations	$(6,245)	$(17,095)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,402	1,452
Change in reserve for uncollectible accounts	254	—
Accretion of note receivable discount	—	(1,223)
Stock based compensation expense	1,657	14
Bad debt expense	—	617
Noncash expense for consulting services	271	—
Related party notes issued for shared services	800	—
Write off of VM7 note receivable	—	5,320
Write off of SPYR note receivable	—	9,780
Unrealized loss on marketable securities	1,058	926
Amortization of right-of-use assets	32	—
Unrealized gain on digital assets	—	—
Change in deferred income taxes	(3,229)	444
Changes in assets and liabilities:
Accounts receivable	1,876	(367)
Digital assets receivable	(14,694)	—
Prepaid expenses and other current assets	780	320
Other assets	12	8
Accounts payable and accrued expenses	1,648	(1,052)
Digital assets payable	14,155	—
Operating cash flows provided by discontinued operations	—	2,319
Net cash provided by operating activities	1,777	1,463
INVESTING ACTIVITIES:
Cash acquired in ALT5 Subsidiary acquisition	5,853	—
Investing cash flows used in discontinued operations	—	(155)
Net cash provided by (used in) investing activities	5,853	(155)
FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	7,237	—
Payments on related party notes payable	(248)	—
Proceeds from the issuance of related party note payable	603	—
Proceeds from equity financings, net	851	792
Warrants exercised	497	259
Payments on short term notes payable	(2,847)	(274)
Financing cash flows used in discontinued operations	—	(2,212)
Net cash provided by (used in) financing activities	6,093	(1,435)
Effect of changes in exchange rate on cash and cash equivalents	(6,551)	17
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,172	(110)
CASH AND CASH EQUIVALENTS, beginning of period	5	115
LESS CASH OF DISCONTINUED OPERATIONS, end of period	—	$—
CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS, end of period	$7,177	$5

	Fiscal Years Ended
	December 28, 2024	December 30, 2023
Supplemental cash flow disclosures:
Noncash recognition of new leases	$121	$—
Interest paid	$296	$133
Income tax refunds received, net	$17	$—
Noncash financing and investing activities:
Stock issued for the acquisition of Alt5 Subsidiary	$16,000	$—
Common stock issued for consulting services	853	—
Common stock issued for liability obligations	367	—
Notes payable converted to common stock	1,660	—
Common stock issued for interest obligations	380	—
Common stock issued for property and equipment	1,170	—
Preferred stock issued for intangible assets	1,321	—
The accompanying notes are an integral part of these consolidated financial statements.

ALT5 SIGMA CORPORATION
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
The Company had three operating segments – Fintech, Biotechnology, and Corporate and Other. In connection with the sale of ARCA Recycling, Inc. (“ARCA Recycling”), the accounts for the Recycling segment have been presented as discontinued operations in the accompanying consolidated financial statements (See Note 4).
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
Biotechnology
During September 2019, ALT5 Sigma Corporation, through its biotechnology segment, broadened its business perspectives to become a pharmaceutical company focused on finding treatments for conditions that cause severe pain and bringing to market drugs with non-addictive pain-relieving properties. Effective December 28, 2022, the Company acquired Soin Therapeutics LLC, a Delaware limited liability company (“STLLC”), and its product, a patent-pending, novel formulation of low-dose naltrexone, (“JAN123”). The product is being developed for the treatment of Complex Regional Pain Syndrome (CRPS), an indication that causes severe, chronic pain generally affecting the arms or legs. At present, there are no truly effective treatments for CRPS. Because of the relatively small number of patients afflicted with CRPS, the FDA has granted Orphan Drug Designation for any product approved for treatment of CRPS. This designation will provide the Company with tax credits for its clinical trials, exemption of user fees, and the potential of seven years of market exclusivity following approval. In addition, development of orphan drugs currently also involves smaller trials and quicker times to approval, given the limited number of patients available to study. However, there can be no assurance that the product will receive FDA approval or that it will result in material sales. In that regard, we have previously announced our intention to capitalize a subsidiary with certain of our biotechnology assets, acquire an additional biotechnology asset, and then engage in a financing of that subsidiary. The short-term intended result of that series of transactions would be for us to own a controlling interest in that subsidiary, but to decouple it from us so that it would operate on a stand-alone basis.
Recycling
The Recycling Subsidiaries constituted the Company’s Recycling segment and provided turnkey recycling services for electric utility energy efficiency programs in the United States. ARCA Recycling and ARCA Canada recycled major household appliances in North America by providing turnkey appliance recycling and replacement services for utilities and other sponsors of energy efficiency programs. Connexx provided call center services for ARCA Recycling and ARCA Canada. On March 9, 2023, retroactive to March 1, 2023, the Company entered into a Stock Purchase Agreement (the “Recycling Purchase Agreement” with VM7 Corporation (“VM7”), under which it agreed to acquire all of the outstanding equity interests of the Recycling Subsidiaries. The principal of VM7 is Virland A. Johnson, our Chief Financial Officer. The sale of all of the outstanding equity interests of the Recycling Subsidiaries to VM7 under the Recycling Purchase Agreement was consummated simultaneously with the execution of the Recycling Purchase Agreement (see Note 4). The Company’s Board of Directors unanimously approved the Recycling Purchase Agreement and the Disposition Transaction. In connection with the disposition of the Recycling Subsidiaries, accounts for the Recycling segment have been presented as discontinued operations in the accompanying consolidated financial statements (See Note 4).

ALT5 SIGMA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Corporate and Other
Our Corporate and Other segment consists of certain corporate general and administrative costs.
The Company reports on a 52- or 53-week fiscal year. The Company's 2024 fiscal year (“2024”) ended on December 28, 2024, and our fiscal year (“2022”) ended on December 30, 2023.
Going concern
The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business, however, the issues described below raise substantial doubt about the Company’s ability to do so.
The Company currently faces a challenging competitive environment and is focused on improving its overall profitability, which includes managing expenses. The Company reported a net loss from continuing operations of approximately $6.2 million for the year ended December 28, 2024, and net loss from continuing operations of approximately $17.1 million for the fiscal year ended December 30, 2023. Additionally, as of December 28, 2024, the Company has total current assets of approximately $35.0 million and total current liabilities of approximately $40.9 million resulting in a net negative working capital of approximately $5.9 million. Cash provided by operations was approximately $1.0 million.
The Company intends to raise funds to support future development of JAN 123 and JAN 101 and through a combination of cash flows derived from its acquisition of ALT5 (see Note 3), capital raises, and/or structured arrangements. However, the success of such funding cannot be assured. We currently expect that the biotechnology subsidiary transaction discussed above will allow us to finance our Phase III clinical trial for JAN123. No assurance can be given any financing obtained may not further dilute or otherwise impair the ownership interest of our existing stockholders or our ownership interest in the to-be-effectuated biotechnology subsidiary. The short-term intended result of that transaction would be for us to own a controlling interest in that subsidiary, but to decouple it from us so that it would operate on a stand-alone basis.
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
Financial Instruments
Financial instruments consist primarily of cash equivalents, trade and other receivables, notes receivables, and obligations under accounts payable, accrued expenses and notes payable. The carrying amounts of cash equivalents, trade receivables and other receivables, accounts payable, accrued expenses and short-term notes payable approximate fair value because of the short maturity of these instruments. The fair value of the long-term debt is calculated based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements, unless quoted market prices were

ALT5 SIGMA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
available (Level 2 inputs). The carrying amounts of long-term debt at December 28, 2024 and December 30, 2023 approximate fair value.
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase. Fair value of cash equivalents approximates carrying value.
Digital Assets and other Receivables
Digital assets and other receivables are the Company’s digital assets and its customer prepayments in the form of digital assets. The Company holds all digital assets in secure non-custodial wallets through the wallet services from Fireblocks. As of December 28, 2024, the outstanding balance of digital assets and other receivables was approximately $23.8 million.
Other Receivables and Allowance for Doubtful Accounts
The Company carries unsecured other receivables at the original invoice amount less an estimate made for doubtful accounts based on a monthly review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating receivables based on current economic conditions. The Company writes off receivables when it deems them to be uncollectible. The Company records recoveries of receivables previously written off when payment is received. The Company considers a receivable to be past due if any portion of the receivable balance is outstanding for more than ninety days. The Company does not charge interest on past due receivables. The Company had no allowance for doubtful accounts for the years ended December 28, 2024 and December 30, 2023.
The following table details the Company's trade and other receivables as of December 28, 2024 and December 30, 2023 (in $000’s):

	December 28, 2024	December 30, 2023	December 31, 2022
Other receivables	2,530	266	106
Trade and other receivables, net	$2,530	$266	$106
As of December 28, 2024, other receivables includes approximately $2.2 million in subscriptions receivable (see Note 18).
Intangible Assets
The Company’s intangible assets consist of customer relationship intangibles, favorable leases, trade names, licenses for the use of internet domain names, Universal Resource Locators, or URL’s, software, patents, and marketing and technology related intangibles. Upon acquisition, estimates are made in valuing acquired intangible assets, which include but are not limited to, future expected cash flows from customer contracts, customer lists, and estimating cash flows from projects when completed; tradename and market position, as well as assumptions about the period of time that customer relationships will continue; and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from the assumptions used in determining the fair values. All intangible assets are capitalized at their original cost and amortized over their estimated useful lives as follows: domain name and marketing – 3-to-20 years; software – 3-to-5 years; technology intangibles – 7 years; customer relationships – 7-to-15 years.
Digital Assets and other Payables
Digital assets and other payables are liabilities that represent the Company’s obligation to deliver the settlement of transactions in the form of digital assets and or cash. The Company safeguards these digital assets and cash for customers and is obligated to safeguard them from loss, theft, or other misuse. The Company recognizes digital assets and other payables, on initial recognition and at each reporting date, at fair value of the digital assets. Any loss, theft, or other misuse would impact the measurement of digital assets and other payables. As of December 28, 2024, the outstanding balance of digital assets and other payables was approximately $30.9 million, of which approximately $23.8 million was digital assets and $7.1 million was cash deposits.

ALT5 SIGMA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Fintech Revenue
The five elements above, as applied to each of the Fintech segment's revenue categories, is summarized below:
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
Biotechnology Revenue
The Company currently generates no revenue from its Biotechnology segment.
Discontinued Operations Revenue
On March 9, 2023, retroactive to March 1, 2023, the Company entered into the Recycling Purchase Agreement with VM7, under which VM7 agreed to acquire all of the outstanding equity interests of the Recycling Subsidiaries. As discussed

ALT5 SIGMA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Segment Reporting
ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a Company’s management organizes segments within the Company for making operating decisions and assessing performance. The Company determined it had three reportable segments. The Recycling segment has been presented as discontinued operations (see Note 23).

ALT5 SIGMA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Concentration of Credit Risk
The Company maintains cash balances at banks in Nevada and Minnesota. The account is insured by the Federal Deposit Insurance Corporation up to $250,000. At times, balances may exceed federally insured limits.
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
Note 3: Mergers and Acquisitions
Qoden
On November 8, 2024, the Company acquired the Qodex Cryptocurrency Exchange Software platform and other related assets from Qoden Technologies, LLC, a provider of technology solutions for the blockchain industry. The purchase price was $2.2 million, consisting of $2.0 million, or 771,010 shares, of the Company’s Series Q Convertible Preferred Stock and $0.2 million in cash. The Series Q Convertible Stock was valued at $2.594 per share on the date issued, and is subject to a mandatory eight-calendar-quarter leak-out, such that no more than twelve-and-one-half percent of the shares may be converted into shares of the Company’s common stock on a trailing quarterly basis over a period of two years, and are subject to vesting provisions. The $0.2 million in cash is payable in increments of $10,000 per month for 24 months, commencing on the first day of the month following closing. The acquisition was determined to be an asset acquisition for accounting purposes.
ALT5
On May 14, 2024, the Company acquired its ALT5 Subsidiary, which is a fintech company that provides next generation blockchain-powered technologies to enable a migration to a new global financial paradigm. ALT5 Subsidiary, through its respective subsidiaries, offers two main platforms to its customers: “ALT5 Pay” and “ALT5 Prime.” ALT5 Pay is a crypto-currency payment gateway that enables registered and approved global merchants to accept and make crypto-currency payments or to integrate the ALT5 Pay payment platform into their application or operations using the plugin with WooCommerce and or ALT5 Pay’s checkout widgets and APIs. Merchants have the option to convert to fiat currency (US Dollars, Canadian Dollars, Euros, and British Pounds Sterling) automatically or to receive their payment in digital assets.
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

ALT5 SIGMA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Under the preliminary purchase price allocation, the Company recognized goodwill of approximately $11.7 million, which is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of the identifiable assets acquired. The values assigned to the assets acquired and liabilities assumed are based on their estimates of fair value available as of May 10, 2024, as calculated by an independent third-party firm. Because the transaction was considered a stock purchase for tax purposes, none of the goodwill arising from the acquisition will be deductible for tax purposes. During the thirteen weeks ended September 28, 2024, the Company recorded a noncash fair value adjustment related to deferred tax liabilities and other liabilities acquired in the aggregate amount of approximately $7.9 million, which was recorded to goodwill. The table below outlines the purchase price allocation of the purchase for ALT5 Subsidiary to the acquired identifiable assets, liabilities assumed and goodwill (in $000’s):

Total purchase price		$16,000
Accounts payable		267
Accrued liabilities		7,866
Digital assets payable		16,763
Debt		7,613
Total liabilities assumed		32,509
Total consideration		48,509
Cash		5,853
Accounts receivable		2,917
Digital assets receivable		9,082
Intangible assets
Customer relationships	$13,925
Trade names	2,675
Developed technology	1,850
Subtotal intangible assets		18,450
Other		493
Total assets acquired		36,795
Total goodwill		$11,714
Proforma Information
The table below presents selected proforma information for the Company for the years ended December 28, 2024 and December 30, 2023, assuming that the acquisition had occurred on January 1, 2023 (the beginning of the Company’s 2023 fiscal year), pursuant to ASC 805-10-50 (in $000’s). This proforma information does not purport to represent what the

ALT5 SIGMA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
actual results of operations of the Company would have been had the acquisition occurred on that date, nor does it purport to predict the results of operations for future periods.

Fiscal Year Ended December 28, 2024	As Reported		Adjustments	Proforma
	ALT5 Sigma Corporation (1)	ALT5 Subsidiary (2)	Adjustments (3)	Total
Net revenue	$12,532	$2,918		$15,450
Net income	$(6,245)	$71	$(1,343)	$(7,517)
Earnings per basic common share	$(0.56)			$(0.11)
Earnings per basic diluted share	$(0.56)			$(0.11)

Fiscal Year Ended December 30, 2023	As Reported		Adjustments	Proforma
	ALT5 Sigma Corporation (4)	ALT5 Subsidiary (5)	Adjustments (3)	Total
Net revenue	$—	$7,145		$7,145
Net income	$(7,812)	$3,359	$(2,148)	$(6,601)
Earnings per basic common share	$(1.95)			$(1.65)
Earnings per basic diluted share	$(1.95)			$(1.65)
(1)ALT5 Sigma Corporation for the year ended December 28, 2024. Includes ALT5 Subsidiary from May 15, 2024 through December 28, 2024.
(2)ALT5 Subsidiary from December 31, 2023 through the acquisition date of May 14, 2024.
(3)Reflects adjustments for amortization expense of definite-lived intangible assets has been adjusted based on the preliminary fair value at the acquisition date..
(4)ALT5 Sigma Corporation for the year ended December 30, 2023.
(5) ALT5 Subsidiary for the year ended December 30, 2023.
Soin Pharmaceuticals
Effective January 24, 2024, the Company, Amol Soin (“Dr. Soin”), and Soin Therapeutics LLC, a wholly-owned subsidiary of the Company that we had acquired from Dr. Soin, entered into an amendment (the “Soin Amendment”) to the parties’ Agreement and Plan of Merger that was dated as of December 28, 2022 (the “Soin Agreement”). With reference to the Soin Agreement, the parties to the Soin Amendment agreed that the $3.0 million convertible tranche (the first of the three original conversion tranches under the Soin Agreement) would be payable to Dr. Soin in cash rather than through his conversion of shares of the Series S Convertible Preferred Stock (the “Soin Preferred”) that constituted the consideration under the Soin Agreement. We tendered the first $0.1 million amended tranche cash payment to Dr. Soin in March 2024; the second amended tranche cash payment to Dr. Soin, also in the amount of $0.1 million, was due on July 1, 2024; and the third amended tranche cash payment to Dr. Soin, in the amount of $2.8 million, was due on December 31, 2024. During the pendency of the amended cash tranche period, Dr. Soin agreed that he would not convert any of his shares of Soin Preferred. After we have tendered the second and third amended tranche cash payments to Dr. Soin, his conversion rights for the second and third original conversion tranches will remain convertible under the original provisions of the Soin Agreement and the related Certificate of Designation for the Soin Preferred. If we do not tender the second and third amended tranche cash payments to Dr. Soin, we agreed that we will transfer to him the membership interests of Soin Therapeutics LLC, and he will transfer to us the shares of Soin Preferred for cancellation. During the year ended December 28, 2024, we tendered an aggregate of $150,000 to Dr. Soin and during February 2025, we tendered an additional $350,000.
In connection with the Soin Amendment, the Company reclassified the $3.0 million convertible tranche, originally valued at approximately $2.7 million on our balance sheet, from mezzanine equity to current liabilities, and reclassified the $10.0 million convertible tranche, originally valued at approximately $8.0 million on our balance sheet, to permanent equity. As of December 28, 2024, the outstanding balance in mezzanine equity relates to the $17.0 million convertible tranche originally valued at approximately $3.9 million.

ALT5 SIGMA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4: Sale of Recycling Subsidiaries
On March 9, 2023, the Company entered into a Stock Purchase Agreement (the “Recycling Purchase Agreement”) with VM7 Corporation, a Delaware corporation (“VM7”), under which it agreed to acquire all of the outstanding equity interests of the Recycling Subsidiaries, consisting of: (a) ARCA Recycling, (b) ARCA Canada, and (c) Connexx. The principal of VM7 is Virland A. Johnson, our Chief Financial Officer. The sale of all of the outstanding equity interests of the Recycling Subsidiaries to VM7 under the Recycling Purchase Agreement was consummated simultaneously with the execution of the Recycling Purchase Agreement. The Recycling Purchase Agreement is retroactive to March 1, 2023 (see Note 4).
The valuation, factoring in the discount rate that the Company used, yielded a present value of approximately $6.0 million, which, in addition to the $3,000 paid at close, comprised the approximately 6.0 million of net consideration. The amount of the revised discount amount, or approximately $18.0 million, was recorded as an offset to the principal amount of the Note, and was to have been accreted ratably to interest income over the term of the Note. During the year ended December 30, 2023, approximately $720,000 of the discount was recorded as interest income.
During the fourth quarter of fiscal 2023, VM7 determined that, after expending significant amounts of time and resources, it was unable to obtain sufficient equity or debt financing to continue the operations of the Recycling Subsidiaries. Accordingly, the Company was advised that the operations of the Recycling Subsidiaries were wound down and, ultimately, ceased. For a variety of related reasons, the Company determined fully to impair the $5.3 million carrying value of the Disposition Transaction on its balance sheet and determined not to exercise any of its remedies under the Recycling Purchase Agreement so that it could maintain its focus on its clinical-stage biopharmaceutical activities.
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
Note 5: Discontinued Operations
As of December 30, 2023, the Company discontinued operations of its Recycling segment as follows:
On March 9, 2023, the Company executed a Recycling Purchase Agreement with VM7, under which, as of March 1, 2023, it agreed to acquire all of the outstanding equity interests of the Recycling Subsidiaries, consisting of (a) ARCA Recycling,

ALT5 SIGMA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(b) ARCA Canada, and (c) Connexx. The principal of VM7 is Virland A. Johnson, our Chief Financial Officer. The sale of all of the outstanding equity interests of the Recycling Subsidiaries to VM7 under the Recycling Purchase Agreement was consummated simultaneously with the execution of the Recycling Purchase Agreement (See Note 4).
In accordance with the provisions of ASC 205-20, the Company has not included in the results of continuing operations the results of operations of the discontinued operations in the consolidated statements of operations and comprehensive income (loss). The results of operations for these entities for the year ended December 28, 2024 and December 30, 2023, respectively, have been reflected as discontinued operations in the consolidated statements of operations and comprehensive income (loss) and consist of the following (in $000’s):

	December 28, 2024	December 30, 2023
Revenues	$—	$3,795
Cost of revenues	—	3,992
Gross profit	—	(197)
Operating expenses from discontinued operations:
Selling, general and administrative expenses	—	1,467
Gain on sale of ARCA	—	(12,102)
Total operating expenses from discontinued operations	—	(10,635)
Operating income from discontinued operations	—	10,438
Other expense from discontinued operations
Interest expense, net	—	(181)
Other expense, net	—	(3)
Total other expense, net	—	(184)
Income before provision for income taxes from discontinued operations	—	10,254
Income tax provision	—	971
Net income from discontinued operations	$—	$9,283
In accordance with the provisions of ASC 205-20, the Company has separately reported the cash flow activity of the discontinued operations in the consolidated statements of cash flows. The cash flow activity from discontinued operations for the year ended December 28, 2024 and December 30, 2023 have been reflected as discontinued operations in the consolidated statements of cash flows and consist of the following (in $000’s):

ALT5 SIGMA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 28, 2024	December 30, 2023
DISCONTINUED OPERATING ACTIVITIES:
Net income from discontinued operations	—	9,283
Depreciation and amortization	—	96
Amortization of debt issuance costs	—	11
Amortization of right-of-use assets	—	52
Gain on sale of ARCA, net of cash	—	(12,248)
Changes in assets and liabilities:
Accounts receivable	—	2,932
Inventories	—	299
Prepaid expenses and other current assets	—	56
Accounts payable and accrued expenses	—	1,837
Other assets	—	1
Net cash provided by operating activities from discontinued operations	$—	$2,319
DISCONTINUED INVESTING ACTIVITIES:
Purchases of property and equipment	—	(123)
Purchase of intangible assets	—	(32)
Net cash used in investing activities from discontinued operations	$—	$(155)
DISCONTINUED FINANCING ACTIVITIES:
Proceeds from note payable	—	5,162
Payments on related party note	—	(38)
Payments on notes payable	—	(7,336)
Net cash used in financing activities from discontinued operations	$—	$(2,212)
Effect of changes in exchange rate on cash and cash equivalents	—	(5)
DECREASE IN CASH AND CASH EQUIVALENTS	—	(53)
CASH AND CASH EQUIVALENTS, beginning of period	—	53
CASH AND CASH EQUIVALENTS, end of period	$—	$—

Note 6: Prepaids and other current assets
Prepaids and other current assets as of December 28, 2024 and December 30, 2023 consist of the following (in $000’s):

	December 28, 2024	December 30, 2023
Prepaid insurance	$1	$3
Prepaid other	1,517	72
Total prepaids and other current assets	$1,518	$75

ALT5 SIGMA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7: Property and Equipment
Property and equipment as of December 28, 2024 and December 30, 2023 consist of the following (in $000’s):

	December 28, 2024	December 30, 2023
Projects under construction	$1,170	$—
Total property and equipment, net	$1,170	$—
The Company recorded no depreciation expense from continuing operations for the years ended December 28, 2024 and December 30, 2023.
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
The following table details the Company’s right of use assets and lease liabilities as of December 28, 2024 and December 30, 2023 (in $000’s):

	December 28, 2024	December 30, 2023
Right of use asset - operating leases	$121	$—
Lease liabilities:
Current - operating	10	—
Long term - operating	113	—
As of December 28, 2024, the weighted average remaining lease term for operating leases is 4.9 years. The Company’s weighted average discount rate for operating leases is 12.8%. No cash payments for operating leases were made during the years ended December 28, 2024 and December 30, 2023. Additionally, the Company recognized approximately $123,000 in right of use assets and liabilities upon commencement of operating leases during the year ended December 28, 2024.
Total present value of future lease payments of operating leases as of September 28, 2024 (in $000’s):

Twelve months ended:
2025	$27
2026	34
2027	36
2028	37
2029	36
Thereafter	—
Total	170
Less implied interest	(47)
Present value of payments	$123

ALT5 SIGMA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9: Notes receivable
SPYR Note
On May 24, 2022, the Company entered into an Asset Purchase Agreement with SPYR Technologies Inc. (“SPYR”), pursuant to which the Company sold to SPYR substantially all of the assets and none of the specified liabilities of GeoTraq. In connection with the Purchase Agreement, SPYR delivered to the Company a five-year Promissory Note in the initial principal amount of $12.6 million. The Promissory Note bears simple interest at the rate of 8.0% per annum, provides quarterly interest payments due on the first day of each calendar quarter, and may be prepaid at any time without penalty. Interest payments may be remitted in either restricted shares of common stock or restricted shares of Series G Convertible Preferred Stock of SPYR, or in cash. The Promissory Note matures on May 24, 2027. The Company had received restricted shares of Series G Convertible Preferred Stock of SPYR equivalent to approximately 26,253,900,000 shares of its common stock during the year ended December 28, 2024, and 922,442,000 shares of SPYR's common stock during the year ended December 30, 2023. As of December 30, 2023, the Company had no accrued receivables related to the Promissory Note.
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
During the fiscal years ended December 28, 2024 and December 30, 2023, approximately $0 and $806,000, respectively, of the discount was recorded as interest income. As of December 28, 2024 and December 30, 2023, no principal balance on the Note was outstanding.
VM7 Note
On March 9, 2023, the Company entered into a Stock Purchase Agreement (the “Recycling Purchase Agreement”) with VM7 Corporation, a Delaware corporation (“VM7”), under which it agreed to acquire all of the outstanding equity interests of the Recycling Subsidiaries, consisting of: (a) ARCA Recycling, (b) ARCA Canada, and (c) Connexx. The principal of VM7 is Virland A. Johnson, our Chief Financial Officer. The sale of all of the outstanding equity interests of the Recycling Subsidiaries to VM7 under the Recycling Purchase Agreement was consummated simultaneously with the execution of the Recycling Purchase Agreement. The Recycling Purchase Agreement is retroactive to March 1, 2023 (see Note 4).
The valuation, factoring in the discount rate that the Company used, yielded a present value of approximately $6.0 million, which, in addition to the $3,000 paid at close, comprised the approximately 6.0 million of net consideration. The amount of the revised discount amount, or approximately $18.0 million, was recorded as an offset to the principal amount of the Note, and was to have been accreted ratably to interest income over the term of the Note. During the year ended December 30, 2023, approximately $720,000 of the discount was recorded as interest income.
During the fourth quarter of fiscal 2023, VM7 determined that, after expending significant amounts of time and resources, it was unable to obtain sufficient equity or debt financing to continue the operations of the Recycling Subsidiaries. Accordingly, the Company was advised that the operations of the Recycling Subsidiaries were wound down and, ultimately, ceased. For a variety of related reasons, the Company determined fully to impair the $5.3 million carrying value of the Disposition Transaction on its balance sheet and determined not to exercise any of its remedies under the Recycling Purchase Agreement so that it could maintain its focus on its clinical-stage biopharmaceutical activities.

ALT5 SIGMA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10: Intangible assets
Intangible assets as of consist of the following (in $000’s):

	December 28, 2024	December 30, 2023
Soin intangibles	$19,293	$19,293
Qoden intangible	1,536	—
Patents and domains	4	4
Trade names	2,675	—
Customer relationships	13,925	—
Developed technology	1,850	—
Total intangible assets	39,283	19,297
Less accumulated amortization	(4,853)	(1,451)
Total intangible assets, net	$34,430	$17,846
Intangible amortization expense for continuing operations was approximately $3.4 million and $1.5 million, respectively, for the fiscal years ended December 28, 2024 and December 30, 2023.
Qoden Intangible Assets
On November 8, 2024, the Company acquired the Qodex Cryptocurrency Exchange Software platform and other related assets from Qoden Technologies, LLC, a provider of technology solutions for the blockchain industry. The Company will amortize the intangible assets over a two-year period (see Note 3).
ALT5 Subsidiary Intangible Assets
On May 14, 2024, the Company acquired its ALT5 Subsidiary, which is a fintech company that provides next generation blockchain-powered technologies to enable a migration to a new global financial paradigm. As part of the acquisition, the Company acquired trade names, customer relationships, and developed technology, which will be amortized over a period of seven years, 10 years, and five years, respectively (see Note 3).
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

ALT5 SIGMA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 11: Marketable Securities
Marketable securities consist of the following (in $000’s, except shares):

	Series G Convertible Preferred Shares	Common Shares Equivalent	Amount
Beginning balance, December 31, 2022	—	30,000,000	$315
Securities received	9,224	922,442,000	897
Mark-to-market		—	(926)
Beginning balance, December 30, 2023	9,224	952,442,000	286
Securities received	33,876	26,253,900,000	$518
Mark-to-market		—	$(370)
Write-off marketable securities	(43,100)	(27,206,342,000)	$(434)
Ending balance, December 28, 2024	—	—	$—
Marketable securities reflect shares of SPYR stock received by the Company in connection with the sale of GeoTraq. Quarterly interest payments may be remitted in either restricted shares of common stock or restricted shares of Series G Convertible Preferred Stock of SPYR, or in cash. Shares of Series G Convertible Preferred Stock are convertible into the SPYR’s common shares at a ratio of 1:100,000. Shares held are marked to fair market value as of each balance sheet date, with the resulting change recorded as an unrealized gain or loss. For the year ended December 28, 2024, the Company received 33,876 shares of Series G Convertible Preferred Stock, which are convertible into approximately 26,253,900,000 shares of SPYR’s common stock. For the year ended December 30, 2023, the Company received 9,224 shares of Series G Convertible Preferred Stock, which are convertible into approximately 922,442,000 shares of SPYR’s common stock. Unrealized loss was approximately $1.1 million and $926,000 for the years ended December 28, 2024 and December 30, 2023, respectively.
During the year ended December 28, 2024, the Company was notified that SPYR Technologies, Inc. (“SPYR”) had ceased operations, and that no future quarterly interest payments on the promissory note, which may be remitted in either restricted shares of common stock or restricted shares of Series G Convertible Preferred Stock of SPYR, or in cash, would be made. Consequently, the Company recorded a full write-off of approximately $434,000 of its Series G Convertible Preferred shares of SPYR.
Note 12: Deposits and other assets
Deposits and other assets consist of the following (in $000’s):

	December 28, 2024	December 30, 2023
Deposits and other assets	$—	$9
Total deposits and other assets	$—	$9

ALT5 SIGMA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 13: Accrued liabilities
Accrued liabilities of continuing consist of the following (in $000’s):

	December 28, 2024	December 30, 2023
Compensation and benefits	$204	$37
Accrued guarantees	309	3,049
Accrued taxes	362	102
Accrued interest	789	—
Accrued Qoden payments	109	—
Accrued litigation/legal	50	397
Other	730	48
Total accrued liabilities	$2,553	$3,633

Note 14: Debentures
Debentures outstanding as of December 28, 2024 and December 30, 2023 consisted for the following (in $000’s):

	December 28, 2024	December 30, 2023
Interest rate of 15%, maturity date of June 30, 2025	563	—
Total debentures	$563	$—
ALT5 Subsidiary issued 39 debentures over a period from October 2018 through September 2019. The debentures bear interest at 12% per annum and mature as of June 30, 2024 or June 30, 2025. During the year ended December 28, 2024, ALT5 Subsidiary repaid 33 of the debentures in the amount of approximately $1.1 million.

ALT5 SIGMA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15: Long-Term Debt
Long-term debt as of December 28, 2024 and December 30, 2023 consisted of the following (in $000’s):

	December 28, 2024	December 30, 2023
Legacy subsidiary fixed deposits	$4,247	$—
Legacy subsidiary loan	3,782	—
Unaffiliated third-party	3,508	—
Other	33	—
Total notes payable, related parties	11,570	—
Less current portion	—	—
Total long-term notes payable, related parties	$11,570	$—
Legacy Subsidiary Fixed Deposits
During the year ended December 28, 2024, ALT5 Subsidiary entered into several Corporate Fixed Deposit Agreements with otherwise unaffiliated third-parties, pursuant to which the Company became obligated for an aggregate of $4.7 million, as set forth in the respective agreements. Each obligation bears interest at a rate of 13% or 15% per annum, and has a maturity date range of March 18, 2026 to March 13, 2027. During the year ended December 28, 2024, several of these unaffiliated third-parties agreed to convert their respective investments into Future Equity Agreements for shares of the Company’s subsidiary, Alyea Therapeutic and, consequently, approximately $475,000 of these deposits were reclassified as non-controlling interest. As of December 28, 2024, the outstanding aggregate obligations totaled approximately $4.2 million.
Legacy Subsidiary Loan
On August 10, 2023, ALT5 Subsidiary entered into an extension agreement for a Bitcoin promissory note with an otherwise unaffiliated third-party. The Bitcoin promissory note is denominated in Bitcoin and, thus, is adjusted to its fair value each period. Pursuant to the terms of an extension agreement, the maturity date is August 29, 2025. The promissory note bears interest at 15% per annum. As of December 28, 2024, the outstanding balance of the note was approximately $3.8 million.
Unaffiliated Third-Party Loans
ICG Note
On February 7, 2024, the Company amended its outstanding related party promissory obligations (the “ICG Note”) in favor of Isaac Capital Group LLC (“ICG”) to add a convertibility provision. In accordance with Nasdaq Rules, the per-share conversion price was set at $0.61, subject to standard adjustments for (i) stock dividends and splits, (ii) subsequent rights offerings, and (iii) pro rata distributions. The Company’s board of directors provided its approvals of the amendments on February 7, 2024. On March 6, 2024, ICG entered into a Note Purchase Agreement with an otherwise unaffiliated third party, under which the third party acquired the ICG Note. The terms and conditions of the ICG Note were not modified in connection with its acquisition by the third party. The principal amount of the ICG Note on the date of acquisition was approximately $1.2 million. During the year ended December 28, 2024, the third party converted $548,900 of the Company’s obligations under the ICG Note into 900,000 shares of the Company’s common stock. As of December 28, 2024, the amount outstanding on the ICG Note was approximately $0.7 million.

Live Note
On February 7, 2024, the Company amended its outstanding related party promissory obligations (the “Live Note”) in favor of Live Ventures Incorporated (“Live”) to add a convertibility provision. In accordance with Nasdaq Rules, the per-share conversion price for each obligation, as amended, was set at $0.61, subject to standard adjustments for (i) stock dividends and splits, (ii) subsequent rights offerings, and (iii) pro rata distributions. The Company’s board of directors provided its final approvals of the amendments on February 7, 2024. On March 6, 2024, Live entered into a Note Purchase Agreement with another otherwise unaffiliated third party, under which the third party acquired the Live Note. The terms and conditions of the acquired Live Note were not modified in connection with its acquisition by the third party. The principal amount of the Live Note on the date of acquisition was approximately $1.0 million. During the year ended

ALT5 SIGMA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 28, 2024, the third party converted $243,900 of the Company’s obligations under the Live Note into 400,000 shares of the Company’s common stock. As of December 28, 2024, the amount outstanding on the Live Note was approximately $0.8 million.
Skybridge Obligation
On April 10, 2024, Skybridge Americas, Inc. (“SA”) sold its judgment to an otherwise unaffiliated third party for the face value of the judgment and the interest accrued thereon through that date (an aggregate of $433,920), plus accrued legal fees (in the amount of $18,124) to which SA was entitled in accordance with the terms of the underlying agreement with the Company and with the judgment. The purchaser agreed to forbear from enforcing the judgment, subject to the Company’s repayment or his conversion thereof. In connection with the third-party’s forbearance, the Company issued its promissory note to such person in the initial principal amount of $147,956, which bears interest at the rate of 10% per annum, and, as with the underlying judgment, is convertible into shares of the Company’s common stock at a fixed per-share conversion price of $2.60 (see Note 21).
On December 23, 2024, pursuant to the terms of the agreement, the unaffiliated third party converted the obligation, plus accrued interest under the agreements, in the amount of approximately $691,000, into 265,842 shares of the Company’s common stock (see Note 18). As of December 28, 2024, there was no balance outstanding.
Big/Small Debentures
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

The Small Debentures were issued with an OID initially of $38,863, which OID can be expanded with up to two potential additions, the first in the amount of $38,863 and, thereafter, in the amount of $77,728, which OIDs will increase the principal amount owing on the Small Debentures. With the original OID, the initial principal amount owing under a Small Debenture is $288,864; if, expanded, the principal amount would increase to $327,726 and, thereafter, potentially to $404,454. The first potential increase in the Small Debenture OID would occur if the initial principal amount and interest accrued thereon is not paid in full on or before October 31, 2024. The second potential increase in the OID would occur if the initial principal amount (including the first potential increase in the OID) and interest accrued thereon is not paid in full on or before January 29, 2025.

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

ALT5 SIGMA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
During the fourth quarter of the year ended December 28, 2024, the non-affiliated Investor exercised the Big Warrant for a total of 200,000 shares of the Company’s common stock, and the other two non-affiliated Investors exercised the Small Warrant for a total of 90,908 shares (see Note 18). Additionally, during the fourth quarter of the year ended December 28, 2024, these unaffiliated third-parties agreed to convert a portion their respective investment into Future Equity Agreements of the Company’s subsidiary, Alyea Therapeutics and, consequently, approximately $1.3 million was reclassified as non-controlling interest. As of December 28, 2024, the outstanding balance due on the debentures was approximately $500,000, consisting of principal and accrued interest.
Corporate Fixed Deposit Agreement
On September 19, 2024, ALT5 Subsidiary and an investor entered into a 12-month Corporate Fixed Deposit Agreement, pursuant to which ALT5 Subsidiary borrowed $1.5 million at an interest rate of 12% per annum, payable monthly, calculated on the then-unpaid principal amount. Upon maturity, ALT5 Subsidiary is obligated to repay the principal amount in full and any accrued and unpaid interest. The principal may be repaid in full, but not in part, with a pre-payment penalty equivalent to three month’s of interest. As of December 28, 2024, the outstanding balance was $1.5 million.

ALT5 SIGMA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 16: Related Party Debt
Long-term debt payable to related parties (see Note 20) as of December 28, 2024 and December 30, 2023 consisted of the following (in $000’s):

	December 28, 2024	December 30, 2023
Isaac Capital Group	$—	$707
Isaac Capital Group, 10% interest rate, matures December 31, 2024	327	—
Live Ventures Incorporated, 10% interest rate, matures December 31, 2024	327	—
Isaac Capital Group short-term demand advance	48	—
Novalk Apps SAA, LLP short-term demand advance	110	—
Total notes payable, related parties	812	707
Less current portion	(812)	—
Total long-term notes payable, related parties	$—	$707
Total future maturities of long-term debt to related parties is as follows (in $000’s):

Twelve months ending September 30,
2025	$812
Total future maturities of long-term debt, related parties	$812
Isaac Capital Group LLC
On February 7, 2024, the Company amended its outstanding related party promissory obligations (the “ICG Note”) in favor of ICG to add a convertibility provision. In accordance with Nasdaq Rules, the per-share conversion price was set at $0.61, subject to standard adjustments for (i) stock dividends and splits, (ii) subsequent rights offerings, and (iii) pro rata distributions. The Company’s board of directors provided its approvals of the amendments on February 7, 2024. On March 6, 2024, ICG entered into a Note Purchase Agreement with an otherwise unaffiliated third party, under which the third party acquired the ICG Note. The terms and conditions of the ICG Note were not modified in connection with its acquisition by the third party. The principal amount of the ICG Note on the date of acquisition was approximately $1.2 million. As of December 28, 2024, the third party converted $183,000 of the Company’s obligation under the ICG Note into 300,000 shares of the Company’s common stock. As of December 28, 2024, the amount outstanding on the ICG Note was approximately $0.3 million (see Note 20).
On April 18, 2024, ICG made a short-term demand advance to the Company in the amount of $100,000. The advance bears interest at a rate of 10% per annum until repaid. As of December 28, 2024, the principal amount outstanding was $48,000 (see Note 20).
Live Ventures Incorporated
On February 7, 2024, the Company amended its outstanding related party promissory obligations (the “Live Note”) in favor of Live Ventures to add a convertibility provision. In accordance with Nasdaq Rules, the per-share conversion price for each obligation, as amended, was set at $0.61, subject to standard adjustments for (i) stock dividends and splits, (ii) subsequent rights offerings, and (iii) pro rata distributions. The Company’s board of directors provided its final approvals of the amendments on February 7, 2024. On March 6, 2024, Live Ventures entered into a Note Purchase Agreement with another otherwise unaffiliated third party, under which under which the third party acquired the Live Note. The terms and conditions of the acquired Live Note were not modified in connection with its acquisition by the third party. The principal amount of the Live Note on the date of acquisition was approximately $1.0 million. As of December 28, 2024, the third party converted $183,000 of the Company’s obligation under the Live Note into 300,000 shares of the Company’s common stock. As of December 28, 2024, the amount outstanding on the Live Note was approximately $0.3 million (see Note 20).
Jon Isaac
On March 4, 2024, the Company entered into a two-year Consulting Agreement with Jon Isaac, pursuant to which he will provide to the Company (the “Services”): (i) strategic financial advice, including growth strategies, capital allocation, and financial restructuring; (ii) sales and business development advice, including for the acquisition of new clients and new products through networking, referrals, and marketing efforts for our prospective products; (iii) in-depth research and

ALT5 SIGMA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
market intelligence on specific industries, sectors, and market trends; (iv) financial models and financial analysis to support strategic decision-making; (v) assistance, through site visits, in the preparation of new client offers and bids for proposed projects; (vi) weekly update calls with management to align on progress of objectives and goals; (vii) enhanced non-confidential materials; (viii) business risk management support; and (ix) other services to which the Company and he may agree that will be memorialized in writing if, when, and as needed during the two-year term. In connection with the Consulting Agreement, the Company entered into a a two-year, straight 10% convertible promissory note in the initial principal amount of $500,000, and a per-share conversion price equivalent to the per-share value of the restricted common stock that he was granted ($1.16). The maturity date of the promissory note is March 4, 2026.
On December 23, 2024, pursuant to the terms of his Consulting Agreement, Mr. Isaac converted the principal and accrued interest on the convertible promissory note, in the amount of approximately $540,000, into 465,753 shares of the Company’s common stock. As of December 28, 2024, there was no principal balance outstanding on the promissory note (see Note 20).
Novalk Apps SAA, LLP
On May 28, 2024 and June 3, 2024, Novalk Apps SAA, LLP (“Novalk”) made short-term demand advances in the amount of $120,000 and $100,000, respectively, to the Company. The advances bears interest at a rate of 10% per annum until repaid. As of December 28, 2024, the principal amount outstanding was $110,000 (see Note 20).
Tony Isaac
During June 3, 2024, Tony Isaac made a number of short-term demand advances in the aggregate amount of $62,000 to the Company. The advances bears interest at a rate of 10% per annum until repaid. As of December 28, 2024, the principal amount outstanding was fully repaid (see Note 20).

ALT5 SIGMA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 17: Preferred Stock
Series A-1 Convertible Preferred Stock
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
During the years ended December 28, 2024 and December 30, 2023, 0 and 27,353 shares of the Company’s Series A-1 Convertible Preferred Stock were converted into 0 and 547,069 shares, respectively, of the Company’s common stock. Additionally, during the year ended December 28, 2024, 0 shares of the Company’s Series A-1 Convertible Preferred Stock were forfeited. As of December 28, 2024 and December 30, 2023, there were 23,480 and 193,730 shares, respectively, of Series A-1 Convertible Preferred Stock outstanding.
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
Redemption
The Series A-1 Convertible Preferred Stock has no redemption rights by the Company, or any other entity.
Preemptive Rights
Holders of the Series A-1 Convertible Preferred Stock and holders of ALT5 Sigma Corporation’s common stock are not entitled to any preemptive, subscription, or similar rights in respect of any securities of the Company, except as set forth in the Amended and Restated Series A-1 Certificate of Designation or in any other document agreed to by ALT5 Sigma Corporation.
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

ALT5 SIGMA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Series B Preferred Stock
History
On May 15, 2024 the Company acquired acquired its ALT5 Subsidiary by way of merger (see Note 3). the Company tendered to the owners of ALT5 Subsidiary 34,250 shares of the Company’s Series B Preferred Stock valued at approximately $8.6 million.
Conversion
Series B Preferred Stock are not be convertible into any class or series of capital stock of the Company. As of the year ended December 28, 2024, 34,207 shares of Series B Preferred Stock were outstanding.
Dividends
The Company shall not declare, pay, or set aside any dividends on shares of Series B Preferred Stock.
Voting Rights
Except as required by the General Corporation Law of the State of Nevada, the Series B Preferred Stock shall not have any voting rights.
Redemption
The Series B Preferred Stock has no redemption rights by ALT5 Sigma Corporation, or any other entity.
Preemptive Rights
Holders of Series B Preferred Stock and holders of Common Stock are not be entitled to any preemptive, subscription, or similar rights in respect of any securities of the Company.
Protective Provisions
Without first obtaining the affirmative approval of a majority of the holders of the shares of Series B Preferred Stock, the Company may not directly or indirectly (i) increase or decrease (other than by redemption or conversion) the total number of authorized shares of Series B Preferred Stock; (ii) effect an exchange, reclassification, or cancellation of all or a part of the Series B Preferred Stock, but excluding a stock split or reverse stock split or combination of the common stock or preferred stock; (iii) effect an exchange, or create a right of exchange, of all or part of the shares of another class of shares into shares of Series B Preferred Stock; (iv) permit the convertibility, whether mandatory or permissible, of some or all of the then-outstanding shares of Series B Preferred Stock, or (v) alter or change the rights, preferences or privileges of the shares of Series B Preferred Stock so as to affect adversely the shares of such series, including the rights set forth in this Designation; provided, however, that we may, without any vote of the holders of shares of the Series B Preferred Stock,

ALT5 SIGMA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
make technical, corrective, administrative or similar changes that do not, individually or in the aggregate, materially adversely affect the rights or preferences of the holders of shares of the Series B Preferred Stock.
Series I Convertible Preferred Stock
History
In connection with its acquisition of ALT5 Subsidiary (see Note 3), on December 2, 2024, the Company tendered 17,000 shares of Series I Convertible Preferred Stock to two consultants of ALT5 Subsidiary.
Conversion
The Series I Convertible Preferred Stock is subject to a mandatory eight-calendar-quarter leak-out, such that no more than twelve-and-one-half percent of the shares may be converted into shares of the Company’s common stock on a trailing quarterly basis over a period of two years, and are subject to vesting provisions. The conversion ratio per share of the Series I Convertible Preferred Stock shall be one hundred shares of the Company’s common stock for each share of Series

ALT5 SIGMA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
I Convertible Preferred Stock subject to certain adjustments. As of the year ended December 28, 2024, 17,000 shares of Series I Convertible Preferred Stock were outstanding.
Dividends
Following the Original Issue Date, the holders of this series of Preferred Stock shall be entitled to receive dividends on an as-converted into-Common Stock basis contemporaneously with the declaration and payment to the holders of Common Stock.
Voting Rights
Except as required by the General Corporation Law of the State of Nevada, the Series I Convertible Preferred Stock shall not have any voting rights.
Redemption
The Certificate of Designation for the Series I Convertible Preferred Stock does not provide any redemption rights by ALT5 Sigma Corporation, or any other entity.
Preemptive Rights
The Certificate of Designation for the Series I Convertible Preferred Stock does not provide the holders thereof with any preemptive, subscription, or similar rights in respect of any securities of the Company.
Protective Provisions
The Certificate of Designation for the Series I Convertible Preferred Stock does not provide the holders thereof with any protective provisions in their favor for so long as shares of such series remain outstanding.
Series M Preferred Stock
History
In connection with its acquisition of ALT5 Subsidiary (see Note 3), the Company issued 3,200 shares of Series M Preferred Stock to two entities that acted as finders for the transaction.
Conversion
Series M Preferred Stock shall not be convertible into any class or series of capital stock of the Company. As of the year ended December 28, 2024, 3,200 shares of Series M Preferred Stock were outstanding.
Dividends
The Company shall not declare, pay, or set aside any dividends on shares of Series M Preferred Stock.
Voting Rights
Except as required by the General Corporation Law of the State of Nevada, the Series M Preferred Stock shall not have any voting rights.
Redemption
The Series M Preferred Stock has no redemption rights by ALT5 Sigma Corporation, or any other entity.
Preemptive Rights
Holders of Series M Preferred Stock and holders of Common Stock shall not be entitled to any preemptive, subscription, or similar rights in respect of any securities of the Company.
Protective Provisions
Without first obtaining the affirmative approval of a majority of the holders of the shares of Series M Preferred Stock, the Company may not directly or indirectly (i) increase or decrease (other than by redemption or conversion) the total number of authorized shares of Series M Preferred Stock; (ii) effect an exchange, reclassification, or cancellation of all or a part of

ALT5 SIGMA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the Series M Preferred Stock, but excluding a stock split or reverse stock split or combination of the common stock or preferred stock; (iii) effect an exchange, or create a right of exchange, of all or part of the shares of another class of shares into shares of Series M Preferred Stock; (iv) permit the convertibility, whether mandatory or permissible, of some or all of the then-outstanding shares of Series M Preferred Stock, or (v) alter or change the rights, preferences or privileges of the shares of Series M Preferred Stock so as to affect adversely the shares of such series, including the rights set forth in this Designation; provided, however, that we may, without any vote of the holders of shares of the Series M Preferred Stock, make technical, corrective, administrative or similar changes that do not, individually or in the aggregate, materially adversely affect the rights or preferences of the holders of shares of the Series M Preferred Stock.
Series Q Convertible Preferred Stock
History
On November 6, 2024 acquired the Qodex Cryptocurrency Exchange Software platform and other related assets from Qoden Technologies, LLC by way of an asset purchase agreement (see Note 3). The Company tendered to the owners of Qoden Technologies, LLC 771,010 shares of the Company’s Series Q Convertible Preferred Stock valued at approximately $1.3 million. Additionally, the Company tendered and additional 154,202 shares of the Company’s Series Q Convertible Preferred Stock to a third-party contractor to act as a consultant in implementing and enhancing the platform.
Conversion
The Series Q Convertible Preferred Stock was valued at $2.594 per share on the date issued, and is subject to a mandatory eight-calendar-quarter leak-out, such that no more than twelve-and-one-half percent of the shares may be converted into shares of the Company’s common stock on a trailing quarterly basis over a period of two years, and are subject to vesting provisions. The conversion ratio per share of the Series Q Convertible Preferred Stock shall be one share of the Company’s common stock for each share of Series Q Convertible Preferred Stock subject to certain adjustments. As of the year ended December 28, 2024, 925,212 shares of Series Q Convertible Preferred Stock were outstanding.
Dividends
Following the Original Issue Date, holders of Series Q Convertible Preferred Stock shall not be entitled to receive any dividends.
Voting Rights
Except as required by the General Corporation Law of the State of Nevada, the Series Q Convertible Preferred Stock shall not have any voting rights.
Redemption
The Series Q Convertible Preferred Stock has no redemption rights by ALT5 Sigma Corporation, or any other entity.
Preemptive Rights
Holders of Series Q Convertible Preferred Stock and holders of Common Stock shall not be entitled to any preemptive, subscription, or similar rights in respect of any securities of the Company.
Protective Provisions
Without first obtaining the affirmative approval of a majority of the holders of the shares of Series Q Convertible Preferred Stock, the Company may not directly or indirectly (i) increase or decrease (other than by redemption or conversion) the total number of authorized shares of Series Q Convertible Preferred Stock; (ii) effect an exchange, reclassification, or cancellation of all or a part of the Series Q Convertible Preferred Stock, but excluding a stock split or reverse stock split or combination of the common stock or preferred stock; (iii) effect an exchange, or create a right of exchange, of all or part of the shares of another class of shares into shares of Series Q Preferred Stock; (iv) permit the convertibility, whether mandatory or permissible, of some or all of the then-outstanding shares of Series B Preferred Stock, or (v) alter or change the rights, preferences or privileges of the shares of Series Q Convertible Preferred Stock so as to affect adversely the shares of such series, including the rights set forth in this Designation; provided, however, that we may, without any vote of the holders of shares of the Series Q Convertible Preferred Stock, make technical, corrective, administrative or similar

ALT5 SIGMA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
changes that do not, individually or in the aggregate, materially adversely affect the rights or preferences of the holders of shares of the Series Q Convertible Preferred Stock.
Series V Convertible Preferred Stock
History
On May 4, 2024, entered into an Asset Purchase Agreement for the purchase of specified assets of an unaffiliated third-party (see Note 18). In connection with this transaction, the Company tendered 5,000 shares of the Company's Series V Convertible Preferred Stock.
Conversion
The conversion ratio per share of the Series V Convertible Preferred Stock in connection with any Conversion shall be at a ratio of 1:1, meaning every one share of Series V Convertible Preferred Stock, if and when converted into shares of Common Stock, shall convert into one share of Common Stock. Each Holder shall have the right, exercisable at any time and from time to time, unless otherwise prohibited by law, rule, or regulation, to convert any or all of such Holder’s shares of Series V Convertible Preferred Stock into shares of Common Stock at the Conversion Ratio. As of the year ended December 28, 2024, 5,000 shares of Series Q Convertible Preferred Stock were outstanding.
Dividends
Shares of Series V Convertible Preferred Stock do not have dividend rights.
Voting Rights
The Holder of each share of Series V Convertible Preferred Stock shall have such number of votes as is determined by multiplying (a) the number of shares of Series V Convertible Preferred Stock held by such Holder by (b) one. Such voting calculation is hereby authorized by the Company and the Company acknowledges such calculation may result in the total number of possible votes cast by the Series V Convertible Preferred Stock Holders and all other classes of the Company’s Common Stock in any given voting matter exceeding the total aggregate number of shares that this Company shall have authority to issue.
Redemption
The Series V Convertible Preferred Stock has no redemption rights by ALT5 Sigma Corporation, or any other entity.
Preemptive Rights
Holders of Series V Convertible Preferred Stock and holders of Common Stock shall not be entitled to any preemptive, subscription, or similar rights in respect of any securities of the Company.
Protective Provisions
Without first obtaining the affirmative approval of a majority of the holders of the shares of Series V Convertible Preferred Stock, the Company may not directly or indirectly (i) increase or decrease (other than by redemption or conversion) the total number of authorized shares of Series V Convertible Preferred Stock; (ii) effect an exchange, reclassification, or cancellation of all or a part of the Series V Convertible Preferred Stock, but excluding a stock split or reverse stock split or combination of the common stock or preferred stock; (iii) effect an exchange, or create a right of exchange, of all or part of the shares of another class of shares into shares of Series V Preferred Stock; (iv) permit the convertibility, whether mandatory or permissible, of some or all of the then-outstanding shares of Series V Preferred Stock, or (v) alter or change the rights, preferences or privileges of the shares of Series V Convertible Preferred Stock so as to affect adversely the shares of such series, including the rights set forth in this Designation; provided, however, that we may, without any vote of the holders of shares of the Series V Convertible Preferred Stock, make technical, corrective, administrative or similar

ALT5 SIGMA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
changes that do not, individually or in the aggregate, materially adversely affect the rights or preferences of the holders of shares of the Series V Convertible Preferred Stock.
Series S Convertible Preferred Stock
History
On December 28, 2022 the Company acquired Soin Therapeutics by way of merger. In connection with this transaction, with a potential value of up to $30 million, the Company tendered 100,000 shares of the Company's Series S Convertible Preferred Stock.
Conversion
Initially, Dr. Soin was entitled to convert up to three million dollars of value of the Series S Stock into shares of the Company’s common stock commencing one year from the closing and may also convert up to an additional $10 million of value of the Series S Stock into shares of the Company's common stock from and after the sooner of (y) the issuance by the FDA of New Drug Approval for low-dose naltrexone for treating pain or (z) 10 years from the closing. Further, during the 10-year period following the closing, Dr. Soin may convert up to an additional $17 million of value at a rate of five percent of the gross revenues that the Company receives in connection with sales or license revenue from the product.
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
Shares of Series S Convertible Preferred Stock are convertible into the Company’s common shares at a ratio of 1:1. During the year ended December 28, 2024, in connection with the amended agreement disclosed in Note 3, the Company reclassified approximately $2.7 million from mezzanine equity to current liabilities, and approximately $8.0 million from mezzanine equity to permanent equity (see Note 3). As of December 28, 2024 and December 30, 2023, there were 100,000 shares of Series S Convertible Preferred Stock outstanding, as reflected in the following (dollars in $000’s):

	Series S Preferred Stock
	Shares		Amount
Balance, December 31, 2022	100,000		$14,510
Balance, December 30, 2023	100,000	100000	14,510
Reclassification to permanent equity	0		$(7,993)
Reclassification to current liabilities	0		$(2,661)
Balance, December 28, 2024	100,000		$3,856
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

ALT5 SIGMA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Redemption
The Series S Convertible Preferred Stock has no redemption rights by ALT5 Sigma Corporation, or any other entity.
Preemptive Rights
Holders of the Series S Convertible Preferred Stock and holders of ALT5 Sigma Corporation common stock are not entitled to any preemptive, subscription, or similar rights in respect of any securities of ALT5 Sigma Corporation, except as set forth in the Amended and Restated Series A-1 Certificate of Designation or in any other document agreed to by ALT5 Sigma Corporation.
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
Note 18: Stockholders’ Equity
Common Stock: The Company's Articles of Incorporation authorize 200,000,000 shares of common stock that may be issued from time to time having such rights, powers, preferences and designations as the Board of Directors may determine. As of December 28, 2024, and December 30, 2023, there were 15,417,687 and 4,957,647 shares, respectively, of common stock issued and outstanding.
Equity Offerings: On March 22, 2023, the Company entered into a Securities Purchase Agreement with certain institutional investors for the sale by the Company in a registered direct offering of 361,000 shares of the Company’s common stock, par value $0.001 per share, at a purchase price per share of Common Stock of $1.17. The offering closed on March 24, 2023. The aggregate gross proceeds for the sale of the shares of Common Stock were approximately $422,000, before deducting the placement agent fees and related expenses. The Company utilized the net proceeds for working capital and general corporate purposes.
On August 18, 2023, the Company entered into a Securities Purchase Agreement with a certain institutional investor for the sale by the Company in a registered direct offering of: (i) 418,000 shares of the Company’s common stock, par value $0.001 per share, at an offering price of $0.8811 per share and (ii) pre-funded warrants exercisable for up to 481,348 shares of Common Stock to the Investor at an offering price equal to $0.8801 per pre-funded Warrant. In connection with the Securities Purchase Agreement, during the year ended December 28, 2024, the Company issued 27,738 shares of its common stock to three third-parties in exchange for brokerage services.
On February 23, 2024, the Company entered into Unit Purchase Agreements with two otherwise unaffiliated third-party investors, pursuant to which each Investor agreed to purchase 408,163 units of securities from the Company, at a price per Unit of $0.7350, for an aggregate purchase price of $300,000 per investor for an aggregate price of $600,000. Each Unit consists of one share of the Company’s common stock and one warrant to purchase an additional share of common stock. The per-Unit price is allocated as follows: $0.61 per share of common stock and $0.125 per Warrant. The Warrant has a three-year term and will be immediately exercisable. Each Warrant is exercisable at $0.61 per share. The Company utilized the proceeds from the Unit Purchases for its working capital needs. Further, the Company issued an additional 81,632 shares of its common stock to another party in exchange for brokerage services rendered.
On March 4, 2024, the Company entered into a two-year Consulting Agreement (the “Consulting Agreement”) with Jon Isaac, pursuant to which he will provide a variety of services to the Company. In connection with the Consulting Agreement, the Company issued to Mr. Isaac 200,000 restricted shares of its common stock (see Note 20).

ALT5 SIGMA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On March 22, 2024, pursuant to the terms and conditions of a promissory note, the Company converted $183,000 of obligations into 300,000 shares of the Company’s common stock (see Note 20).
On March 25, 2024, pursuant to the terms and conditions of a promissory note, the Company converted $183,000 of obligations into 300,000 shares of the Company’s common stock (see Note 20).
On April 10, 2024, pursuant to the terms and conditions of a promissory note, the Company converted $60,900 of obligations into 100,000 shares of the Company’s common stock (see Note 20).
On April 12, 2024, pursuant to the terms and conditions of a promissory note, the Company converted $60,900 of obligations into 100,000 shares of the Company’s common stock (see Note 20).
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
On May 4, 2024, the Company entered into an Asset Purchase Agreement for the purchase of specified assets of an unaffiliated third-party. For the purchase of the assets, the Company (i) issued 300,000 restricted shares of its common stock, (ii) issued 5,000 shares of its Series V Convertible Preferred Stock, and (iii) granted a three-year warrant for the purchase of up to 125,000 shares of its common stock at an exercise price of $1.25 per share.
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
On September 18, 2024, the Company entered into a six-month marketing agreement with a non-affiliated third-party, pursuant to which the third-party will provide a variety of marketing-related services to the Company. In connection with the marketing agreement, the Company issued to the third-party 20,000 shares of its common stock.
During October 2024, the Company issued 225,000 shares of its common stock as prepayment of one year’s interest on its Bitcoin loan.
In connection with the Big/Small Debenture (see Note 15), on October 18, 2024, the Company issued an additional 25,000 shares of its common stock to another party in exchange for brokerage services rendered.
During the fourth quarter of the fiscal year ended December 28, 2024, the Company issued 290,908 shares of its common stock related to the exercise of warrants under Big/Small Debenture (see Note 15).
On July 1, 2024, the Company entered into a one-year consulting agreement with a non-affiliated third-party, pursuant to which the third-party will provide a variety of communication-related consulting services to the Company. In connection with the marketing agreement, on December 3, 2024, the Company issued to the third-party 60,000 shares of its common stock.

ALT5 SIGMA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On December 23, 2024, pursuant to the terms of his Consulting Agreement, Mr. Isaac converted the existing obligation on the convertible promissory note, in the amount of approximately $540,000, into 465,753 shares of the Company’s common stock (see Note 16).
On December 23, 2024, pursuant to the terms of the judgment and forbearance agreements, a non-affiliated third-party converted the existing obligation plus accrued interest due under the agreements, in the amount of approximately $691,000, into 265,842 shares of the Company’s common stock (see Note 15).
During the year ended December 28, 2024, the Company issued an aggregate of 341,175 shares of its common stock to four individuals under the Company’s 2023 Equity Incentive Plan. The aggregate value of the shares at issuance was approximately $1.3 million.
Equity Incentives: The Company’s 2024 Plan, which was adopted by the Board in November 2024 and approved by the stockholders at the 2024 annual meeting of stockholders, replaces the 2023 Plan, which replaced the 2016 Plan, which replaced the 2011 Plan. Under the 2024 Plan, the maximum aggregate number of shares, which may be subject to or delivered under Awards granted under the Plan is 2,800,000 shares. Awards may be in the form of a Stock Award, Option, Stock Appreciation Right, Stock Unit, or Other Stock-based Award granted in accordance with the terms of the respective Plan. During the year ended December 28, 2024, there were no grants under the 2024 Plan.
The Company’s 2023 Plan, which was adopted by the Board in August 2023 and approved by the stockholders at the 2023 Annual Meeting of Stockholders, replaces the 2016 Plan, which replaced the 2011 Plan. Under the 2023 Plan, the maximum aggregate number of shares, which may be subject to or delivered under Awards granted under the Plan is two million (2,000,000) shares. Awards may be in the form of a Stock Award, Option, Stock Appreciation Right, Stock Unit, or Other Stock-based Award granted in accordance with the terms of the respective Plan. During the year ended December 28, 2024, the Company recognized $1.2 million and in share-based compensation expense related to the 908,852 RSU’s that were awarded and immediately vested, as well as 295,000 shares of the Company’s common stock issued (see above).
The Company’s 2016 Plan authorizes the granting of awards in any of the following forms: (i) incentive stock options, (ii) nonqualified stock options, (iii) restricted stock awards, and (iv) restricted stock units, and expires on the earlier of October 28, 2026, or the date that all shares reserved under the 2016 Plan are issued or no longer available. On November 4, 2020, the Company amended the 2016 Plan to increase the issuance of common shares from 400,000 to 800,000. The vesting period is determined by the Board of Directors at the time of the stock option grant. As of December 28, 2024 and December 30, 2023, 100,000 options were outstanding under the 2016 Plan.
The Company’s 2011 Plan authorizes the granting of awards in any of the following forms: (i) stock options, (ii) stock appreciation rights, and (iii) other share-based awards, including but not limited to, restricted stock, restricted stock units or performance shares, and expired on the earlier of May 12, 2021, or the date that all shares reserved under the 2011 Plan are issued or no longer available. As of December 28, 2024 and December 30, 2023, 8,000 and 14,000 options, respectively, were outstanding under the 2011 Plan. No additional awards will be granted under the 2011 Plan.
The following table summarizes stock option activity for the fiscal years ended December 28, 2024, and December 30, 2023 (Aggregate Intrinsic Value in $000’s):

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2022	110,000	$6.27	$—	6.5
Granted	10,000	1.53
Cancelled/expired	(6,000)
Outstanding at December 30, 2023	114,000	5.68	—	6.1
Cancelled/expired	(6,000)	—
Outstanding at December 28, 2024	108,000	$5.03	$68	5.5
Exercisable at December 28, 2024	60,000	$3.32	$68	5.8

ALT5 SIGMA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The exercise price for stock options outstanding and exercisable outstanding at December 28, 2024 is as follows:

Outstanding		Exercisable
Number of Options	Exercise Price ($)	Number of Options	Exercise Price ($)
42,000	$5.70 to $9.90	10,000	$5.70 to $9.90
66,000	$3.54 to $5.25	50,000	$3.54 to $5.25
108,000		60,000
The Company recognized share-based compensation expense related to equity incentive awards of approximately $1.7 million and approximately $14,000 for the fiscal years ended December 28, 2024, and December 30, 2023, respectively. As of December 28, 2024, the Company had no unrecognized share-based compensation expense, and there were no non-vested shares associated with stock option awards.
Note 19: Income taxes
For fiscal years ended December 28, 2024, and December 30, 2023, the Company recorded an income tax benefit from continuing operations of approximately $3.0 million and an income tax benefit of $0.4 million, respectively, and an income tax provision from discontinued operations of $0 and approximately $1.0 million, respectively, which consisted of the following (in $000’s):

	Fiscal Years Ended
	December 28, 2024	December 30, 2023
Current tax expense:
State	$(102)	$—
Federal	(44)	98
Foreign	334	—
Current tax expense	188	98
Deferred tax (benefit) provision	(3,229)	444
Total (benefit) provision of income taxes	$(3,041)	$542
A reconciliation of the Company's income tax benefit (provision) with the federal statutory tax rate for the fiscal years ended December 28, 2024, and December 30, 2023, respectively, is shown below:

	Fiscal Years Ended
	December 28, 2024	December 30, 2023
U.S. statutory rate	21.0%	21.0%
State tax rate	0.9%	1.5%
Foreign rate differential	4.4%	0.5%
Permanent differences	-6.7%	-0.1%
Impact of sale of ARCA Recycling and Canada	—%	-4.4%
Change in valuation allowance	12.9%	-25.7%
Other	0.2%	-0.1%
	32.7%	-7.3%
Income (loss) before provision of income taxes was derived from the following sources for fiscal years December 28, 2024 and December 30, 2023, respectively, as shown below (in $000’s):

ALT5 SIGMA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Years Ended
	December 28, 2024	December 30, 2023
United States	$(12,825)	$(6,613)
Canada	3,539	(657)
Total	$(9,286)	$(7,270)
The components of net deferred tax assets (liabilities) as of December 28, 2024 and December 30, 2023, respectively, are as follows (in $000’s):

	December 28, 2024	December 30, 2023
Deferred tax assets (liabilities):
Accrued expenses	$152	$7
Allowance for bad debts	53	—
Accrued compensation	35	3
Section 174 expenses	43	61
Prepaid expenses	(128)	(16)
Net operating loss	7,586	5,360
Lease liability	33	—
Tax credits	—	3
Share-based compensation	114	136
Intangibles	(6,909)	(3,747)
Right-of-use assets	(33)	—
Installment sale	—	—
Unrealized losses	794	327
Section 163(j) interest	138	—
	1,878	2,134
Less: valuation allowance	(2,919)	(2,773)
Net deferred tax liabilities	$(1,041)	$(639)
As of December 28, 2024, the Company has net operating loss carryforwards of approximately $19.5 million for federal income tax purposes, and approximately $11.8 million for state income tax purposes, which will be available to offset future taxable income. Due to recent tax legislation, the federal net operating losses are eligible for indefinite carryforward, limited by certain taxable income limitations. State net operating losses begin to expire in 2032. The Company evaluates all available evidence to determine if a valuation allowance is needed to reduce its deferred tax assets. During the fourth quarter of fiscal year 2023, management concluded that a valuation allowance is necessary for the state net operating loss carryforward and a portion of the federal net operating loss carryforward. Due to the 2023 sale of ARCA Canada (as part of the Recycling Subsidiaries transaction), the valuation allowance was released. The Company has recorded a valuation allowance of approximately $2.9 million as of December 28, 2024, and December 30, 2023.
The Company annually conducts an analysis of its uncertain tax positions and has concluded that it has no uncertain tax positions as of December 28, 2024. The Company’s policy is to record uncertain tax positions as a component of income tax expense.
The Company files U.S. and state income tax returns in jurisdictions with differing statutes of limitations. The 2021 through 2024 tax years remain subject to selection for examination as of December 28, 2024. None of the Company’s income tax returns are currently under audit.

ALT5 SIGMA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 20: Related parties
Shared Services
Tony Isaac, the Company’s President, is the father of Jon Isaac, President and Chief Executive Officer of Live Ventures and managing member of ICG. Tony Isaac and Richard Butler, Board of Directors members of the Company, are members of the Board of Directors of Live Ventures. The Company also shares certain executive, accounting and legal services with Live Ventures. The total services shared were approximately $144,000 and approximately $203,000 for fiscal years ending December 28, 2024 and December 30, 2023, respectively. Customer Connexx rented approximately 9,900 square feet of office space from Live Ventures in Las Vegas, Nevada. Effective August 2023, due to the winding down of operations of the Recycling Subsidiaries, the Company ceased leasing office space in the Las Vegas, Nevada facility. The total rent and common area expenses for Connexx at the Las Vegas, Nevada office were approximately $17,000 and approximately $103,000 for fiscal years ending December 28, 2024 and December 30, 2023, respectively.
During Q4 2023, operations of the Recycling Subsidiaries were wound down and, ultimately, ceased. See Note 4. Consequently, outstanding liabilities for shared rent and services for the Recycling Subsidiaries reverted to the Company. As such, the Company has recorded a liability in the amount of approximately $258,000, which was offset against the gain on sale of the Recycling Subsidiaries.
Notes with Live Ventures and ICG
On February 7, 2024, the Company entered into a promissory notes with each of Live Ventures and ICG. The initial principal amount of each note is $300,000, with an interest rate of 10% per annum. Pursuant to an amendment to each note, $100,000 of principal, and accrued interest thereon, is due on September 7, 2024 for each note, and the balance of each note is due on December 31, 2024. At the Company’s option, the obligation under each note is convertible after the six-month anniversary thereof at a per-share conversion price of $0.61, subject to standard adjustments for (i) stock dividends and splits, (ii) subsequent rights offerings, and (iii) pro rata distributions. The Company’s board of directors approved the issuance of the two notes on February 7, 2024. As of December 28, 2024, the principal balances outstanding on each of the promissory notes was $327,000.
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
As compensation for the Services, the Company (i) assigned to him two universal life insurance policies that relate to the life of one of the founders of our now-disposed legacy recycling business (as of March 4, 2024, the first policy had an accumulated value/surrender value of approximately $3,854 and the second had an accumulated value/surrender value of approximately $468); (ii) agreed to tender to him funds in our Canadian counsel’s trust account in the event that the prospective Order of the Court of Appeal for Ontario Canada in the matter styled, Amtim Capital Inc. and Appliance Recycling Centers of America, Case No. COA-23-CV-0156, became the final Order of the Court, which amount we received during the reporting period and tendered to Mr. Isaac $220,000; (iii) issued to him 200,000 restricted shares of our common stock with the per-share value being the average of the Nasdaq Historical NOCP closing price during the five trading days prior to our board approving the Consulting Agreement, which shares were awarded from our 2023 Equity Incentive Plan; and (iv) issued to him a two-year, straight 10.0% convertible promissory note in the initial principal amount of $500,000, with an interest rate of 10.0% and a per-share conversion price equivalent to the per-share value of the restricted common stock that he was granted ($1.16). The maturity date of the promissory note is March 4, 2026. The value of the restricted shares was $232,000 on the date issued. As of December 28, 2024, there was no principal balance outstanding on the promissory note.

ALT5 SIGMA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Short-Term Advances
On April 18, 2024, ICG made a short-term demand advance to the Company in the amount of $100,000. The advance bears interest at a rate of 10% per annum until repaid. As of December 28, 2024, the principal amount outstanding was $48,000.
On May 28, 2024 and June 3, 2024, Novalk made short-term demand advances in the amount of $120,000 and $100,000, respectively, to the Company. Juan Yunis, an employee of Live Ventures, is the managing member of Novalk. The advances bears interest at a rate of 10% per annum until repaid. As of December 28, 2024, the principal amount outstanding was $110,000.
During June 3, 2024, Tony Isaac made a number of short-term demand advances in the aggregate amount of $62,000 to the Company. The advances bears interest at a rate of 10% per annum until repaid. As of December 28, 2024, the Company had repaid the advance in full (see Note 20).
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
ICG Note
On August 28, 2019, ARCA Recycling entered into and delivered to ICG a secured revolving line of credit promissory note, whereby ICG agreed to provide ARCA Recycling with a $2.5 million revolving credit facility (the “ICG Note”). Jon Isaac is the manager and sole member of ICG, and the son of Tony Isaac, the President of ALT5 Sigma Corporation and, previously, ARCA Recycling. ICG is a record and beneficial owner of 13.6% of the outstanding common stock of the Company. The ICG Note was originally a component of the sale of the Recycling Subsidiaries in March 2023; however, because of the winding down of operations of the Recycling Subsidiaries during Q4 2023, and because the ICG Note was guaranteed by the Company, it recorded a liability in the amount of approximately $690,000 for the principal balance due on the note, which was offset against the gain on sale of the Recycling Subsidiaries (see Note 4). Additionally, effective February 2024, the ICG Note was amended to reflect the Company as co-maker on the ICG Note (see Note 20). The ICG Note matures in March 2026, and bears interest at 8.75% per annum. Monthly payments on the note are approximately $24,767. As of December 28, 2024 and December 30, 2023, the balance outstanding was $0 and $706,000, respectively.
Note 21: Commitments and Contingencies
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

ALT5 SIGMA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Skybridge
On December 29, 2016, the Company served a Minnesota state court complaint for breach of contract on Skybridge Americas, Inc. (“SA”), the Company’s primary call center vendor throughout 2015 and most of 2016. On April 10 2024, subsequent to the conclusion of litigation at the trial court and appellate court levels, SA sold its judgment to an otherwise unaffiliated third party for the face value of the judgment and the interest accrued thereon through that date (an aggregate of $433,920), plus accrued legal fees (in the amount of $18,124) to which SA was entitled in accordance with the terms of the underlying agreement with the Company and with the judgment. The purchaser agreed to forbear from enforcing the judgment, subject to the Company’s repayment or his conversion thereof. In connection with the third-party’s forbearance, the Company issued its promissory note to such person in the initial principal amount of $147,956, which bears interest at the rate of 10% per annum, and, as with the underlying judgment, is convertible into shares of the Company’s common stock at a fixed per-share conversion price of $2.60. On December 23, 2024, pursuant to the terms of the agreement, the unaffiliated third party converted the obligation, plus accrued interest under the agreements, in the amount of approximately $691,000, into 265,842 shares of the Company’s common stock (see Note 18). As of December 28, 2024, there was no balance outstanding.
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
The parties to the Settlement Agreement released and forever discharged one another from any and all known and unknown claims that were asserted or could have been asserted arising out of the GeoTraq Litigation Matters. The accrued liability for payments due to Mr. Sullivan is $0 and $510,000 as of December 28, 2024 and December 30, 2023, respectively.
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

ALT5 SIGMA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Westerville Square
In an attempt to recover payments due under a lease, in 2022, Westerville Square, Inc., as the landlord, initiated a civil action against the Company, styled Westerville Square, Inc. v. Appliance Recycling Centers Of America, Inc., et al., in the Court of Common Pleas of Franklin County, Ohio, Case No. 19 CV 8627. The case was stayed during the bankruptcy proceedings of ApplianceSmart, Inc., and was reinstated on June 7, 2021. The landlord is currently seeking $120,000, which amount is disputed by the Company. Effective June 4, 2023, the parties settled the matter, pursuant to which settlement the Company tendered the sum of $110,000 to the landlord, the parties entered into a Settlement Agreement and Release, and the case was dismissed with prejudice.
Other Commitments
On December 30, 2017, the Company disposed of its retail appliance segment and sold ApplianceSmart to Live Ventures, a related party. In connection with that sale, as of January 1, 2022, the Company accrued an aggregate amount of future real property lease payments of approximately $767,000 which represented amounts guaranteed or which may have been owed under certain lease agreements to three third party landlords in which the Company either remained the counterparty, was a guarantor, or had agreed to remain contractually liable under the lease (“ApplianceSmart Leases”). A final decree was issued by the court on February 28, 2022, upon the full satisfaction of the Plan, at which time ApplianceSmart emerged from Chapter 11. During the year ended December 28, 2024, the Company reversed approximately $637,000 of the accrual, as the Company is no longer liable for two of these guarantees upon ApplianceSmart's emergence from bankruptcy. As of December 28, 2024, a balance of approximately $130,000 remains as an accrued liability due to an ongoing dispute concerning one of the leases. The Company and Live Ventures have agreed to divide in half between them any ultimate balance owing thereunder and any attorneys’ fees expended in relation thereto.
The Company is party from time to time to other ordinary course disputes that we do not believe to be material to our financial condition as of December 28, 2024.
Note 22: Earnings (Loss) per share
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

ALT5 SIGMA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the computation of basic and diluted net loss per share (in $000’s, except per share data):

	For the Years Ended
	December 28, 2024	December 30, 2023
Continuing Operations
Basic and diluted
Net (loss) income from continuing operations	$(6,245)	$(17,095)
Weighted average common shares outstanding	11,148,493	4,005,334
Basic and diluted (loss) income per share from continuing operations	$(0.56)	$(4.27)
Discontinued Operations
Basic
Net income from discontinued operations	$—	$9,283
Weighted average common shares outstanding	11,148,493	4,005,334
Basic income per share from discontinued operations	$—	$2.32
Diluted
Net income from discontinued operations	$—	$9,283
Weighted average common shares outstanding	11,148,493	4,444,361
Diluted income per share from discontinued operations	$—	$2.09
Total
Basic and diluted
Net (loss) income	$(6,245)	$(7,812)
Weighted average common shares outstanding	11,148,493	4,005,334
Basic and diluted (loss) income per share	$(0.56)	$(1.95)
Potentially dilutive securities totaling approximately 9.0 million and 3.9 million shares, respectively, were excluded from the calculation of diluted net earnings (loss) per share for the years ended December 28, 2024 and December 30, 2023 because the effects were anti-dilutive based on the application of the treasury stock method.
Note 23: Segment information
The Company operates within targeted markets through three reportable segments for continuing operations: Fintech, Biotech, and Corporate and Other. Due the sale of Company’s Recycling segment during March 2023, it is being presented as discontinued operations for the years ended December 28, 2024 and December 30, 2023.

ALT5 SIGMA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present our segment information (in $000’s):

	For the Years Ended
	December 28, 2024		December 30, 2023
Revenue
Fintech	$12,532		$—
Biotech	—		—
Corporate and other	—		—
Discontinued operations	—		3,795
Total Revenues	$12,532		$3,795
Gross profit
Fintech	$6,294		$—
Biotech	—		—
Corporate and other	—		—
Discontinued operations	—		(197)
Total Gross profit	$6,294		$(197)
Operating loss
Fintech	$905		$—
Biotech	(2,148)		(1,531)
Corporate and other	(6,319)		(18,315)
Discontinued operations	—		10,438
Total Operating loss	$(7,562)	$(7,562)	$(9,408)
Depreciation and amortization
Fintech	$1,316		$—
Biotech	2,086		1,452
Corporate and other	—		—
Discontinued operations	—		96
Total Depreciation and amortization	$3,402		$1,548
Interest (expense) income, net
Fintech	$(499)		$—
Biotech	—		—
Corporate and other	(380)		2,250
Discontinued operations	—		(181)
Total Interest (expense) income, net	$(879)		$2,069
Net loss after provision for income taxes
Fintech	$469		$—
Biotech	(2,086)		(1,532)
Corporate and other	(4,628)		(15,563)
Discontinued operations	—		9,283
Total net loss after provision for income taxes	$(6,245)		$(7,812)

ALT5 SIGMA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 28, 2024	As of December 30, 2023
Assets
Fintech	$64,217	$—
Biotech	16,926	17,846
Corporate and other	1,293	641
Discontinue operations	—	—
Total Assets	$82,436	$18,487
Goodwill and other intangible Assets
Fintech	$30,385	$—
Biotech	15,755	17,846
Corporate and other	4	—
Discontinued operations	—	—
Total goodwill and other intangible Assets	$46,144	$17,846
Note 24: Subsequent events
The Company has evaluated subsequent events through the filing of this Form 10-K, and determined that there have been no events that have occurred that would require adjustments to disclosures in its consolidated financial statements other than as discussed below:

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
ITEM 9A. Controls and Procedures
Evaluation of Disclosure control and Procedures. We carried out an evaluation, under the supervision, and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 28, 2024, the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure due to material weaknesses in internal control over financial reporting further described below.
Despite the identified material weaknesses, management concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows for the periods disclosed in conformity with GAAP. Hudgens CPA, PLLC, the Company’s independent registered public accounting firm, has issued an unqualified opinion on our consolidated financial statements as of and for the year ended December 28, 2024. They were not engaged to perform, and did not perform, an audit of internal control over financial reporting. This material weakness has no impact on our consolidated financial statements in prior years.
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
Our management assessed the design and effectiveness of our internal control over financial reporting as of December 28, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) of 2013 regarding Internal Control – Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal controls over financial reporting were ineffective as of September 30, 2021. Management noted the following deficiencies that management believes to be material weaknesses:
•The Company does not have sufficient written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act; and
•Management does not have sufficient resources to maintain adequate segregation of duties and maintain its internal control environment.
In response to the above identified weaknesses in our internal control over financial reporting, we plan to improve the documentation of our internal control policies and procedures and develop an internal testing plan to document our evaluation of effectiveness of the internal controls. We expect to conclude these remediation initiatives during the fiscal year ended December 27, 2025. We continue to evaluate testing of our internal control policies and procedures, including assessing internal and external resources that may be available to complete these tasks, but do not know when these tasks will be completed.
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
Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting identified in management's evaluation pursuant to Rule 13a-15and 15d-15 of the Exchange Act that occurred during the fourth quarter of the fiscal year ended December 28, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. Other Information
None.
ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The directors and executive officers of the Company and their ages as of December 28, 2024, are as follows:

Name	Age	Position
Peter Tassiopoulos	56	Director and Chief Executive Officer
Tony Isaac	70	Director and President
Richard D. Butler, Jr.	76	Director
Ron Pitters	58	Director
Nael Hajjar	40	Director
John Bitar	50	Director
Vay Tham	51	Chief Revenue Officer
Virland A. Johnson	64	Chief Financial Officer
Peter Tassiopoulos has been our Chief Executive Officer since August 2024. Mr. Tassiopoulos has over 30 years of leadership experience across healthcare, finance, and technology sectors. From April 4, 2022, until his appointment as our Chief Executive Officer, Mr. Tassiopoulos served as an independent mergers and acquisitions (M&A) consultant, consulting for various companies. During that time, he restructured in excess of $150 million in debt and facilitated a $35 million asset purchase for a Canadian public company. Prior to that, from March 2013 through December 1, 2014, Peter served as the Chief Executive Officer of Sphere 3D Corp. (Nasdaq: ANY), and then, from December 1, 2014 until November 14, 2018, as its President, and, from November 14, 2018 to April 2022, as its Chief Executive Officer again. He also served as one of its directors from March 2014 through April 4, 2022. Mr. Tassiopoulos has successfully completed over $1 billion in M&A, divestitures, and financing transactions throughout his career. He has led teams in executing complex transactions with a focus on mergers and acquisitions, capital market strategies, and strategic relationships. His industry experience spans cryptocurrency, technology, IT, healthcare, and gaming. We believe that Mr. Tassiopoulos brings a wealth of experience in finance, mergers and acquisitions and strategic planning to our Board.
Tony Isaac has been one of our directors since May 2015, served as our President since May 2015, and served as our Chief Executive Officer from May 2016 until August 2024; he also became our Corporate Secretary in 2021. He served as our Interim Chief Executive Officer from February 2016 until May 2016. Mr. Isaac has served as Financial Planning and Strategist/Economist of Live Ventures Incorporated (“Live Ventures”) (Nasdaq: LIVE), a holding company for diversified businesses, since July 2012. He is the Chairman and Co-Founder of Isaac Organization, a privately held investment company. Mr. Isaac has invested in various companies, both private and public from 1980 to present. Mr. Isaac’s specialty is negotiation and problem-solving of complex real estate and business transactions. Mr. Isaac has served as a director of Live Ventures since December 2011. Mr. Isaac graduated from Ottawa University in 1981, where he majored in Commerce and Business Administration and Economics. We believe that Mr. Isaac brings to our Board significant investment and financial expertise and public board experience.
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
Ron Pitters has been one of our directors since November 2024. Until January 2025, Ron held executive leadership positions with Axos Financial, Inc. for 11 years, including President and Chief Operating Officer of Axos Digital Assets,

LLC, Business Unit Leader and Chief Operating Officer of Axos Securities, LLC, and President and Chief Operating Officer of Axos Business Center, Inc. (Philippines). Prior to his service with Axos Bank, Mr. Pitters founded and was managing director of MindAlign, LLC. He also has served as the Head of Technology & Transformation (Global Markets & Risk) for OCBC Singapore; Group CIO at the Commercial Bank of Qatar; Business Unit CIO for ABN AMRO Global Markets in Chicago, London, Amsterdam; and Head of Trading (FX/Futures Arbitrage) for ABN AMRO Global Markets. He also currently is an independent director of Cozera, Inc. Ron is an accomplished C-level executive, with over 20 years of experience generating and delivering revenue opportunities, and working in business and corporate development, regulatory compliance, credit and risk management, strategy and architecture and delivery management and has held varying leadership roles, including technology, management consulting, business turnarounds, corporate transformations, and start-ups. His most recent accomplishments include successful start-ups in the captive offshore space, self-direct trading, and digital assets business. Mr. Pitters has completed business turnarounds of a securities clearing firm and a digital robo-advisory business. We believe that Mr. Pitters brings to our Board a broad range of experience that will prove invaluable as we continue to expand our fintech operations.
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
Vay Tham was appointed our Chief Revenue Officer in June 2024. Prior to joining ALT5, from 2018 to 2024, Mr. Tham was Managing Director and Head of Technology Investment Banking for PI Financial Corporation, where he was responsible for investment banking and merger and acquisition execution. Prior to joining PI Financial Corporation, Mr. Tham provided strategic leadership for companies such as Forge First Asset Management, Cormark Securities, Waterfall Investments, and National Bank Financial. Mr. Tham has in excess of 20 years of experience in the areas of investment banking, raising capital, launching start ups, and executing mergers and acquisitions. We believe that Mr. Tham’s significant experience in raising capital and investment management will be invaluable as we develop and grow our fintech operations.
Virland A. Johnson was appointed our Chief Financial Officer on August 21, 2017. Mr. Johnson had previously served us as a consultant beginning in February 2017. Mr. Johnson served as Chief Financial Officer for Live Ventures (Nasdaq: LIVE) between January 3, 2017 and September 21, 2021. Prior to joining Live Ventures, Mr. Johnson was Sr. Director of Revenue for JDA Software from February 2010 to April 2016, where he was responsible for revenue recognition determination, sales and contract support while acting as a subject matter expert. Prior to joining JDA, Mr. Johnson provided leadership and strategic direction while serving in C-Level executive roles in public and privately held companies such as Cultural Experiences Abroad, Inc., Fender Musical Instruments Corp., Triumph Group, Inc., Unitech Industries, Inc. and Younger Brothers Group, Inc. Mr. Johnson’s more than 30 years of experience is primarily in the areas of process improvement, complex debt financings, SEC and financial reporting, turn-arounds, corporate restructuring, global finance, merger and acquisitions and returning companies to profitability and enhancing stockholder value. Mr. Johnson holds a Bachelor’s degree in Accountancy from Arizona State University which he earned in 1982, and holds a CPA license in "Retired" status in the State of Arizona.
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

Based solely on its review of copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended December 28, 2024, all of its officers, directors and 10% stockholders complied with all Section 16(a) timely filing requirements.
Code of Ethics
Our Audit Committee has adopted a code of ethics applicable to our directors and officers (including our Chief Executive Officer, President, and Chief Financial Officer) and other of our senior executives and employees in accordance with applicable rules and regulations of the SEC and Nasdaq. A copy of the code of ethics may be obtained upon request, without charge, by addressing a request to Corporate Secretary, ALT5 Sigma Corporation, 325 E. Warm Springs Road, Suite 102, Las Vegas, Nevada 89119. The code of ethics is also posted on our website at www.alt5sigma.com under “Investors — Governance — Governance Documents.”
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
Audit Committee
The Audit Committee (the “Audit Committee”) of our Board is comprised entirely of non-employee directors. In fiscal 2024, the members of our Audit Committee were Mr. Bitar, Mr. Butler (Chair), and Mr. Hajjar. Each of Messrs. Bitar, Butler, and Hajjar was an “independent” director as defined under Nasdaq rules. Our Audit Committee is responsible for selecting and approving our independent auditors, for relations with the independent auditors, for review of internal auditing functions (whether formal or informal) and internal controls, and for review of financial reporting policies to assure full disclosure of financial condition. Our Audit Committee operates under a written charter adopted by our Board, which is posted on our website at www.alt5sigma.com under the caption “Investors — Governance — Governance Documents.” The Board has determined that Mr. Butler is an “audit committee financial expert” as defined in SEC rules. Our Audit Committee operates under a written charter adopted by our Board, which is posted on our website at www.alt5sigma.com under the caption “Investors — Governance — Governance Documents.”
Compensation Committee
The Compensation Committee (the “Compensation Committee”) of our Board is comprised entirely of non-employee directors. In fiscal 2024, the members of our Compensation Committee were Mr. Hajjar and Mr. Butler (Chair), each of whom was also an “independent” director as defined under Nasdaq rules. Our Compensation Committee is responsible for review and approval of officer salaries and other compensation and benefits programs and determination of officer bonuses. Annual compensation for our executive officers, other than our Chief Executive Officer, is recommended by our Chief Executive Officer and approved by our Compensation Committee. The annual compensation for our Chief Executive Officer is recommended by our Compensation Committee and formally approved by our full Board. Our Compensation Committee may approve grants of equity awards under our stock compensation plans. Our Compensation Committee operates under a written charter adopted by our Board in March 2011, which is posted on our website at www.alt5sigma.com under the caption “Investors — Governance — Governance Documents.”
In the performance of its duties, our Compensation Committee may select independent compensation consultants to advise the committee when appropriate. No compensation consultant played a role in the executive officer and director compensation for fiscal 2024. In addition, our Compensation Committee may delegate authority to subcommittees where appropriate. Our Compensation Committee may separately meet with management if deemed necessary and appropriate.
Governance Committee
The Nominating and Corporate Governance Committee (our “Governance Committee”) is comprised entirely of non-employee directors. In fiscal 2024, the members of our Governance Committee were Mr. Butler and Mr. Bitar, each of whom was also an “independent” director as defined under Nasdaq rules. The primary purpose of our Governance Committee is to ensure an appropriate and effective role for our Board in our governance. The principal recurring duties and responsibilities of our Governance Committee include (i) making recommendations to our Board regarding the size and composition of our Board, (ii) identifying and recommending to our Board candidates for election as directors, (iii) reviewing our Board’s committee structure, composition and membership and recommending to our Board candidates for appointment as members of our Board’s standing committees, (iv) reviewing and recommending to our Board corporate governance policies and procedures, (v) reviewing our Code of Business Ethics and Conduct and compliance therewith, and (vi) ensuring that emergency succession planning occurs for the positions of Chief Executive Officer, other key management positions, our Board chairperson and Board members. Our Governance Committee operates under a written charter adopted by our Board, which is posted on our website at www.alt5sigma.com under the caption “Investors — Governance — Governance Documents.”
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
ITEM 11. EXECUTIVE COMPENSATION
The following table sets forth the cash and non-cash compensation for fiscal years ended December 28, 2024 and December 30, 2023, earned by each person who served as Chief Executive Officer during fiscal 2024, and our other most highly compensated executive officer who held office as of December 28, 2024 (“named executive officers”):
Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Award ($) (1)	Option Award ($)	All Other Compensation ($) (2)	Total ($)
Peter Tassiopoulos	2024	—	—	928,000		140,000	1,068,000
Chief Executive Officer	2023	—	—	—	—	—	—
Tony Isaac	2024	692,592	250,000	—	—	—	942,592
President and Secretary	2023	617,709	—	200,000	—	—	817,709
Virland A. Johnson	2024	87,692	—	—	—	—	87,692
Chief Financial Officer	2023	224,346	—	125,000	—	—	349,346
______________________________________________________
(1)On August 28, 2024, as an inducement grant, the Compensation Committee granted Mr. Tassiopoulos 400,000 restricted stock units, which vested immediately. The per-share pricing of the underlying shares of our common stock was $2.32.
(2)In lieu of a salary, Mr. Tassiopoulos was paid a consulting fee for the period beginning on August 28, 2024 and ending on December 28, 2024. Mr. Tassiopoulos was not employed by us in 2023, nor was he a consultant to us in that fiscal year.

Outstanding Equity Awards at December 28, 2024
The following table provides a summary of stock options outstanding for our Named Executive Officers at December 28, 2024:

Name	Number of Securities Underlying Unexercised Options (in shares) exercisable	Number of Securities Underlying Unexercised Options (in shares) unexercisable	Option Exercise Price ($)	Option Expiration Date
Peter Tassiopoulos	—	—	$—	—
Tony Isaac	2,000	—	$9.90	5/18/2025
Virland A. Johnson	—	—	$—	—
Additionally, during the year ended December 28, 2024, the Company granted $928,000 in restricted stock units, or 400,000 in underlying shares of the Company's common stock, to Mr. Tassiopoulos, which were immediately vested. As of December 28, 2024, Mr. Tassiopoulos’ restricted stock units were outstanding.
Equity Incentive Plans
We use stock options, restricted stock awards, and restricted stock units to attract and retain executives, directors, consultants, and key employees. Stock options are currently outstanding under the 2011 Plan and the 2016 Plan, and restricted stock units are outstanding under the 2023 Plan. Our 2024 Equity Incentive Plan (the “2024 Plan”) was adopted by our Board in November 2024 and approved by the stockholders at the 2024 Annual Meeting of stockholders. Under the 2024 Plan, the maximum aggregate number of shares that may be subject to or delivered under Awards granted under the Plan is two million (2,800,000) shares. Awards may be in the form of a Stock Award, Option, Stock Appreciation Right, Stock Unit, or Other Stock-based Award granted in accordance with the terms of the respective Plan. Our 2023 Equity Incentive Plan (the “2023 Plan”) was adopted by our Board in August 2023 and approved by the stockholders at the 2023 Annual Meeting of stockholders. Under the 2023 Plan, the maximum aggregate number of shares that may be subject to or delivered under Awards granted under the Plan is two million (2,000,000) shares. Awards may be in the form of a Stock Award, Option, Stock Appreciation Right, Stock Unit, or Other Stock-based Award granted in accordance with the terms of the respective Plan. Our 2016 Stock Compensation Plan (the “2016 Plan”) was adopted by our Board in October 2016 and approved by the stockholders at the 2016 Annual Meeting of Stockholders. Under the Plan, we reserved an aggregate of 400,000 shares of our Common Stock for option grants. Our 2011 Stock Compensation Plan (the “2011 Plan”) was adopted by our Board in March 2011 and approved by our stockholders at the 2011 Annual Meeting of Stockholders. The 2011 Plan expired on December 29, 2016, but options granted under the 2011 Plan before it expired will continue to be exercisable in accordance with their terms. As of December 28, 2024, options to purchase an aggregate of up to 114,000 shares of our Common Stock were outstanding, including options to purchase an aggregate of up to 100,000 shares of our Common Stock under the 2016 Plan and options to purchase an aggregate of up to 14,000 shares of our Common Stock under the 2011 Plan. As of December 28, 2024, 1.7 million in restricted stock units, or 1.3 million underlying shares of our Common Stock, were outstanding. The Plans are administered by our Compensation Committee or our full Board, acting as the Committee.
Compensation of Non-Employee Directors
We use a combination of cash and share-based incentive compensation to attract and retain qualified candidates to serve on our Board. In setting director compensation, we consider the significant amount of time that directors expend fulfilling their duties to the Company, as well as the skill level that we require of members of our Board.
The table below presents cash and non-cash compensation paid to non-employee directors during the 2024 fiscal year.

Non-Management Director Compensation for Fiscal Year Ended December 28, 2024

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Stock Award ($) (1)	All Other Compensation ($)	Total ($)
John Bitar	18,000	—		—	18,000
Richard D. Butler, Jr.	30,000	—		—	30,000
Nael Hajjar	14,400	—		—	14,400
Ron Pitters	—	—	100,000	—	100,000
(1)Mr. Pitters was granted 50,000 restricted stock units, which vest quarterly with vesting having commenced on December 24, 2024. The per-share pricing of the underlying shares of our common stock is $2.00.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The following table sets forth as of March 25, 2025 the beneficial ownership of common stock by each of the Company’s directors, each of the named executive officers, and all directors and executive officers of the Company as a group, as well as information about beneficial owners of 5.0% or more of the Company’s voting securities. Beneficial ownership includes shares that may be acquired in the next 60 days through the exercise of options or warrants.

Beneficial Owner	Position with Company	Number of Shares Beneficially Owned (1)	Percent of Outstanding Common (2)
Executive Officers & Directors:
Peter Tassiopoulos (3)	Chief Executive Officer and Director	420,000	2.6%
Tony Isaac (4)	President and Secretary	246,000	1.5%
Virland A. Johnson (5)	Chief Financial Officer	16,000	*
Vay Tham	Chief Revenue Officer	—	*
Richard D. Butler, Jr. (4)	Director	18,000	*
Ron Pitters (6)	Director	50,000	*
John Bitar	Director	2,000	*
Nael Hajjar	Director	—	*
All Executive Officers and Directors as a group (8 persons):		752,000	4.4%
______________________________________________________
*Indicates ownership of less than 1% of the outstanding shares
(1)Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to such shares.
(2)Applicable percentage of ownership is based on 16,370,647 shares of common stock outstanding, plus issuances pending at our transfer agent as of March 25, 2025, plus, for each stockholder, all shares that such stockholder could acquire within 60 days of March 25, 2025, upon the exercise of existing stock options and warrants or conversion of existing convertible securities.
(3)Includes 20,000 shares of the Company's common stock and 400,000 Restricted Stock Units (“RSUs”). The address for Mr. Tassiopoulos is 325 E. Warm Springs Road, Suite 102, Las Vegas, Nevada 89119.
(4)Includes shares that could be purchased within 60 days of March 25, 2025, upon the exercise of existing stock options or warrants, as follows: Mr. Isaac, 2,000 shares and Mr. Butler, 4,000 shares. The address for each individual is 325 E. Warm Springs Road Suite 102, Las Vegas, Nevada 89119.
(5)Includes 3,000 shares of the Company's common stock and 13,000 RSUs. The address for Mr. Johnson is 325 E. Warm Springs Road, Suite 102, Las Vegas, Nevada 89119.
(6)Includes 50,000 RSUs. The address for Mr. Pitters is 325 E. Warm Springs Road, Suite 102, Las Vegas, Nevada 89119.

Beneficial Ownership of Series A-1 Convertible Preferred Stock
The following table sets forth, as of March 25, 2025, the beneficial ownership of Series A-1 Convertible Preferred Stock by each owner of 5% or more of the Company’s Series A-1 Convertible Preferred Stock. No officers or directors of the Company have beneficial ownership of Series A-1 Convertible Preferred Stock. There are no options or warrants to purchase shares of Series A-1 Convertible Preferred Stock.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage Outstanding Series A Preferred (2)
Greenfield Investments, LTD. (3)	23,480	100%
______________________________________________________
(1)Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to such shares.
(2)Applicable percentage of ownership is based on 23,480 shares of Series A-1 Convertible Preferred Stock outstanding as of March 25, 2025.
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
(2)Applicable percentage of ownership is based on 100,000 shares of Series S Preferred Stock outstanding as of March 25, 2025. As of this date, Dr. Soin has not converted any of his shares of Series S Preferred Stock into shares of our Common Stock and is precluded from any such conversions due to certain contractual restrictions and other temporal and FDA restrictions set forth in the Certificate of Designation for the Series S Preferred Stock.
(3)The business address for Dr. Soin with respect to the shares of Series S Preferred Stock is c/o ALT5 Sigma Corporation, 325 E. Warm Springs Road, Suite 102, Las Vegas, Nevada 89119. Under the Amended and Restated Certificate of Designation of our Series S Preferred Stock, Dr. Soin is restricted to a beneficial ownership limit of 4.99% of our then outstanding Common Stock. Separate from this limitation, as of the Record Date, Dr. Soin could not convert any shares of his Series S Preferred Stock due to certain contractual restrictions and other temporal and FDA restrictions set forth in the Certificate of Designation for the Series S Preferred Stock. Separate from such restrictions, as of March 25, 2025, Dr. Soin could convert his shares of Series S Preferred Stock into 5,769,231 shares of our Common Stock, which would result in his reporting beneficial ownership of 35.2% in the “Percent of Outstanding Common” in the Common Stock chart, above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Review, Approval or Ratification of Transactions with Related Persons
There are no family relationships among any of the directors or executive officers of the Company. Of the current directors, each of Messrs. Butler, Pitters, Bitar, and Hajjar is an “independent” director, as defined under the rules of The Nasdaq Stock Market and each has been an independent director since each joined the Board.
In accordance with its charter, the Audit Committee reviews and recommends for approval all related party transactions (as such term is defined for purposes of Item 404 of Regulation S-K). The Audit Committee participated in the approval of the transactions described above.
Shared Services
Tony Isaac, the Company’s President, is the father of Jon Isaac, President and Chief Executive Officer of Live Ventures and managing member of Isaac Capital Group LLC (“ICG”). Tony Isaac, President and Richard Butler, Board of Directors member of the Company, are both Board of Directors members of Live Ventures. The Company also shares certain executive, accounting and legal services with Live Ventures. The total services shared were approximately $144,000 and approximately $203,000 for fiscal years ending December 28, 2024 and December 30, 2023, respectively. Connexx rents approximately 9,900 square feet of office space from Live Ventures at its Las Vegas, Nevada office. Effective August 2023, due to the winding down of operations of the Recycling Subsidiaries, we ceased leasing office space in the Las Vegas, Nevada facility. The total rent and common area expenses for Connexx at the Las Vegas, Nevada office were approximately $17,000 and approximately $103,000 for fiscal years ending December 28, 2024 and December 30, 2023, respectively.
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
Notes with Live Ventures and ICG
On February 7, 2024, the Company entered into a promissory notes with each of Live Ventures and ICG. The initial principal amount of each note is $300,000, with an interest rate of 10% per annum. Pursuant to an amendment to each note, $100,000 of principal, and accrued interest thereon, is due on September 7, 2024 for each note, and the balance of each note is due on December 31, 2024. At the Company’s option, the obligation under each note is convertible after the six-month anniversary thereof at a per-share conversion price of $0.61, subject to standard adjustments for (i) stock dividends and splits, (ii) subsequent rights offerings, and (iii) pro rata distributions. The Company’s board of directors approved the issuance of the two notes on February 7, 2024. As of December 28, 2024, the principal balances outstanding on each of the promissory notes was $327,000.
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
As compensation for the Services, the Company (i) assigned to him two universal life insurance policies that relate to the life of one of the founders of our now-disposed legacy recycling business (as of March 4, 2024, the first policy had an accumulated value/surrender value of approximately $3,854 and the second had an accumulated value/surrender value of approximately $468); (ii) agreed to tender to him funds in our Canadian counsel’s trust account in the event that the prospective Order of the Court of Appeal for Ontario Canada in the matter styled, Amtim Capital Inc. and Appliance Recycling Centers of America, Case No. COA-23-CV-0156, became the final Order of the Court, which amount we received during the reporting period and tendered to Mr. Isaac $220,000; (iii) issued to him 200,000 restricted shares of our common stock with the per-share value being the average of the Nasdaq Historical NOCP closing price during the five trading days prior to our board approving the Consulting Agreement, which shares were awarded from our 2023 Equity Incentive Plan; and (iv) issued to him a two-year, straight 10.0% convertible promissory note in the initial principal amount of $500,000, with an interest rate of 10.0% and a per-share conversion price equivalent to the per-share value of the restricted common stock that he was granted ($1.16). The maturity date of the promissory note is March 4, 2026. The value of the restricted shares was $232,000 on the date issued. As of December 28, 2024, the principal balance outstanding on the promissory note was $—.
Short-Term Advances
On April 18, 2024, ICG made a short-term demand advance to the Company in the amount of $100,000. The advance bears interest at a rate of 10% per annum until repaid. As of December 28, 2024, the principal amount outstanding was $48,000.
On May 28, 2024 and June 3, 2024, Novalk made short-term demand advances in the amount of $120,000 and $100,000, respectively, to the Company. Juan Yunis, an employee of Live Ventures, is the managing member of Novalk. The advances bears interest at a rate of 10% per annum until repaid. As of December 28, 2024, the principal amount outstanding was $110,000.
During June 3, 2024, Tony Isaac made a number of short-term demand advances in the aggregate amount of $62,000 to the Company. The advances bears interest at a rate of 10% per annum until repaid. As of December 28, 2024, the Company had repaid the advance in full (see Note 20 of the Consolidated Financial Statements).
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
ICG Note
On August 28, 2019, ARCA Recycling entered into and delivered to ICG a secured revolving line of credit promissory note, whereby ICG agreed to provide ARCA Recycling with a $2.5 million revolving credit facility (the “ICG Note”). Jon Isaac is the manager and sole member of ICG, and the son of Tony Isaac, the President of ALT5 Sigma Corporation and, previously, ARCA Recycling. ICG is a record and beneficial owner of 13.6% of the outstanding common stock of the Company. The ICG Note was originally a component of the sale of the Recycling Subsidiaries in March 2023; however, because of the winding down of operations of the Recycling Subsidiaries during Q4 2023, and because the ICG Note was guaranteed by the Company, it recorded a liability in the amount of approximately $690,000 for the principal balance due on the note, which was offset against the gain on sale of the Recycling Subsidiaries (see Note 4). Additionally, effective February 2024, the ICG Note was amended to reflect the Company as co-maker on the ICG Note (see Note 20). The ICG Note matures in March 2026, and bears interest at 8.75% per annum. Monthly payments on the note are approximately $24,767. As of December 28, 2024 and December 30, 2023, the balance outstanding was $0 and $706,000, respectively.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Each year, the Audit Committee approves the annual audit engagement in advance. The Audit Committee also has established procedures to pre-approve all non-audit services provided by the Company’s independent registered public accounting firm. All non-audit services for the fiscal years ended December 28, 2024, and December 30, 2023 that are listed below were pre-approved.

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
All Other Fees consist of fees for services other than the services described above.
The following fees were billed to us by our independent registered public accounting firm Hudgens CPA, PLLC (“Hudgens”):

Description	December 28, 2024	December 30, 2023
Audit fees	$104,988	$295,508
Audit-related Fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$104,988	$295,508

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Financial Statements, Financial Statement Schedules and Exhibits
1.Financial Statements
See Index to Financial Statements under Item 8 of this report.
2.Financial Statement Schedules
None.
3.Exhibits
See Index to Exhibits
ITEM 16. FORM 10-K SUMMARY
None.

Index to Exhibits

Exhibit No.	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
3.1	Articles of Incorporation of Appliance Recycling Centers of America, Inc.	8-K	001-19621	3.3	3/13/2018

3.2	Articles of Conversion.	8-K	001-19621	3.1	3/13/2018

3.3	Articles of Conversion.	8-K	001-19621	3.2	3/13/2018

3.4	Certificate of Correction to Articles of Incorporation.	10-Q	001-19621	3.1	6/30/2018

3.5	Certificate of Change.	8-K	001-19621	3.1	4/22/2019

3.6	Certificate of Correction to Articles of Incorporation of Appliance Recycling Centers of America, Inc.	8-K	001-19621	3.7	6/24/2019

3.7	Certificate of Designation of Powers, Preferences, and Rights of Series A-1 Convertible Preferred Stock of Appliance Recycling Centers of America, Inc.	8-K	001-19621	3.8	6/24/2019

3.8(a)	Amended and Restated Certificate of Designation of the Preferences, Rights, and Limitations of the Series A-1 Convertible Preferred Stock of JanOne Inc., dated October 1, 2020.	8-K	001-19621	3.8(a)	10/2/2020

3.8(b)	Second Amendment and Restated Certificate of Designation of the Preferences, Rights, and Limitations of the Series A-1 Convertible Preferred Stock of JanOne Inc., dated April 13, 2021.	8-K	001-19621	3.8(b)	4/16/2021

3.9	Articles of Incorporation of JanOne Inc. (the Name Change Subsidiary), filed with the Secretary of State of the State of Nevada on September 6, 2019.	8-K	001-19621	3.9	9/13/2019

3.10	Certificate of Amendment to Articles of Incorporation, filed with the Secretary of State for the State of Nevada on November 5, 2020.	10-Q	001-19621	3.9	11/10/2020

3.11	Articles of Merger for JanOne Inc. into Appliance Recycling Centers of America, Inc., filed with the Secretary of State of the State of Nevada on September 9, 2019, and effective on September 10, 2019.	8-K	001-19621	3.10	9/13/2019

3.12	Bylaws of Appliance Recycling Centers of America, Inc.	8-K	001-19621	3.4	3/3/2018

3.13	First Amendment to Bylaws of Appliance Recycling Centers of America, Inc.	8-K	001-19621	3.1	12/31/2018

3.14	Certificate of Designation of the Rights, Preferences, and Limitations of Series S Convertible Preferred Stock, filed with the Secretary of State of the State of Nevada on December 28, 2022.	10-K	001-19621	3.14	4/17/2023

3.16	Certificate of Merger of Domestic Corporations filed with the Secretary of State of the State of Delaware on May 15, 2024.	8-K	001-19621	3.16	5/21/2024

3.17	Certificate of Designation of the Rights, Privileges, Preferences, and Limitations of the Series B Preferred Stock, filed with the Secretary of State of the State of Nevada on May 14, 2024.	8-K	001-19621	3.17	5/21/2024

3.18		Certificate of Designation of the Rights, Privileges, Preferences, and Limitations of the Series M Preferred Stock, filed with the Secretary of State of the State of Nevada on May 14, 2024.	8-K	001-19621	3.18	5/21/2024

3.19		Articles of Incorporation of ALT5 Sigma Corporation (the Name Change Subsidiary), filed with the Secretary of State for the State of Nevada on July 10, 2024.	8-K	001-19621	3.19	7/17/2024

3.20		Articles of Merger for ALT5 Sigma Corporation with and into JanOne Inc., filed with the Secretary of State for the State of Nevada on July 11, 2024, and effective on July 15, 2024.	8-K	001-19621	3.20	7/17/2024

3.21		Certificate of Designation of the Rights, Preferences, and Limitations of Series Q Convertible Preferred Stock, filed with the Secretary of State of the State of Nevada on November 8, 2024.	8-K	001-19621	3.21	7/17/2024

4.1		Description of Our Securities.	10-K	001-19621	4.1	4/17/2023

4.2		Specimen Stock Certificate.	10-Q	001-19621	4.2	11/10/2020

4.4		Form of Warrant, dated August 22, 2023.	8-K	001-19621	4.4	8/23/2023

4.5		Form of Placement Agent Warrant, dated August 22, 2023.	8-K	001-19621	4.5	8/23/2023

10.1	×	Patent and Know How License Agreement dated November 19, 2019, by and among JanOne Inc., and UAB Research Foundation, TheraVasc, Inc., and the Board of Supervisors of Louisiana State University and Agricultural and Mechanical College, acting on behalf of LSU Health Sciences Center at Shreveport.	8-K	001-19621	10.1	11/25/2019

10.2	×	Master Agreement for Development, Manufacturing and Supply Services dated February 5, 2020 by and between JanOne Inc. and CoreRx Inc.	8-K	001-19621	10.1	2/7/2020

10.10		Secured Revolving Line of Credit Promissory Note.	8-K	001-19621	10.1	8/30/2019

10.11		Amendment to Secured Line of Credit Promissory Note dated August 25, 2020 between ARCA Recycling, Inc. and Isaac Capital Group, LLC.	10-Q	001-19621	10.2	11/10/2020

10.12		Second Amendment and Waiver to Secured Line of Credit Promissory Note dated March 30, 2021 between ARCA Recycling, Inc. and Isaac Capital Group, LLC.	10-K	001-19621	10.12	3/30/2021

10.13		Securities Purchase Agreement dated November 8, 2016, between Energy Efficiency Investments, LLC and the Company.	10-Q	001-19621	10.1	11/15/2016

10.17	*	2011 Stock Compensation Plan.	DEF 14A	001-19621		3/31/2011

10.18	*	2016 Equity Incentive Plan	10-K	001-19621	10.3	12/31/2016

10.19	*	First Amendment to the JanOne Inc. 2016 Equity Incentive Plan.	DEF 14A	001-19621		10/2/2020

10.20	*×	Master Equipment Finance Agreement dated as of March 25, 2021 between KLC Financial, Inc. and ARCA Recycling, Inc.	10-K	001-19621	10.2	3/30/2021

10.22	Second Amendment and Waiver to Secured Line of Credit Promissory Note dated March 30, 2021 between ARCA Recycling, Inc. and Isaac Capital Group, LLC.	10-K	001-19621	10.12	3/30/2021

10.24	Addendum to Master Equipment Finance Agreement dated as of April 14, 2021 between KLC Financial, LLC and ARCA Recycling, Inc.	10-Q	001-19621	10.2	5/17/2021

10.27	Third Amendment to Secured Revolving Line of Credit Promissory Note dated March 17, 2022 with Isaac Capital Group, LLC.	10-K	001-19621	10.27	4/17/2023

10.28	Asset Purchase Agreement between JanOne Inc. and SPYR Technologies Inc., dated May 24, 2022.	8-K	001-19621	10.28	5/31/2022

10.29	Promissory Note of SPYR Technologies Inc. in favor of JanOne Inc., dated May 24, 2022.	8-K	001-19621	10.29	5/31/2022

10.92	General Credit and Security Agreement, dated as of September 26, 2022, between Gulf Coast Bank and Trust Company and ARCA.	8-K	001-19621	10/92	9/28/2022

10.93	Guaranty to Gulf Coast Bank and Trust by JanOne Inc., dated as of September 21, 2022.	8-K	001-19621	10.93	9/28/2022

10.94	Debt Subordination Agreement by Isaac Capital Group, dated as of September 21, 2022.	8-K	001-19621	10.94	9/28/2022

10.95	Agreement and Plan of Merger made and entered into as of December 28, 2022, among the registrant, STI Merger Sub Inc., Soin Therapeutics, LLC, and Amol Soin, M.D.	10-K	001-19621	10.95	4/17/2023

10.96	Stock Purchase Agreement between JanOne Inc. and VM7 Corporation, dated as of March 19, 2023 (Filed as Exhibit 10.95)	8-K	001-19621	10.95	3/20/2023

10.97	Stock and Membership Interests Pledge Agreement made by VM7 Corporation and Virland Johnson in favor of JanOne Inc., dated March 19, 2023 (Filed as Exhibit 10.96)	8-K	001-19621	10.96	3/20/2023

10.98	Form of Securities Purchase Agreement dated March 22, 2023.	8-K	001-19621	10.98	3/24/2023

10.99	Form of Securities Purchase Agreement, dated August 18, 2023.	8-K	001-19621	10.99	8/23/2023

10.100	Warrant Purchase Agreement by and between JanOne, Inc. or its assigns and the Investor made effective as of January 12, 2024.	8-K	001-19621	10.100	1/12/2024

10.101	Form of Fourth Amendment to Secured Revolving Line of Credit with Isaac Capital Group LLC, dated February 7, 2024.	8-K	001-19621	10.101	2/9/2024

10.102	Form of First Amendment to Promissory Note with Live Ventures Incorporated, dated February 7, 2024.	8-K	001-19621	10.102	2/9/2024

10.103	Form of Promissory Note in favor of Isaac Capital Group LLC, dated February 7, 2024.	8-K	001-19621	10.103	2/9/2024

10.104	Form of Promissory Note in favor of Live Ventures Incorporated, dated February 7, 2024.	8-K	001-19621	10.104	2/9/2024

10.105		Form of First Amendment to Agreement and Plan of Merger among the registrant, STI Merger Sub Inc., Soin Therapeutics, LLC, and Amol Soin, M.D., dated January 24, 2024.	8-K	001-19621	10.105	2/28/2024

10.106		Form of Promissory Note in favor of Jon Isaac, dated March 4, 2024.	8-K	001-19621	10.106	2/28/2024

10.107		Consulting Agreement with Jon Isaac, dated March 4, 2024.	10-K	001-19621	10.107	4/8/2024

10.108		Form of Securities Purchase Agreement, dated May 1, 2024.	8-K	001-19621	10.108	5/6/2024

10.109		Form of Agreement and Plan of Merger among the issuer, J1 A5 Merger Sub Inc., and Alt 5 Sigma, Inc., dated May 10, 2024.	8-K	001-19621	10.109	5/21/2024

10.110		Form of Unit Purchase Agreement for the “Big Debenture” and “Big Warrant,” dated August 20, 2024.	8-K	001-19621	10.110	8/23/2024

10.111		Form of Non-Convertible Debenture for the “Big Debenture,” dated August 20, 2024.	8-K	001-19621	10.111	8/23/2024

10.112		Form of Common Stock Purchase Warrant for the “Big Warrant,” dated August 20, 2024.	8-K	001-19621	10.112	8/23/2024

10.113		Form of Unit Purchase Agreement for the “Small Debenture” and “Small Warrant,” dated August 20, 2024.	8-K	001-19621	10.113	8/23/2024

10.114		Form of Non-Convertible Debenture for the “Small Debenture”, dated August 20, 2024.	8-K	001-19621	10.114	8/23/2024

10.115		Form of Common Stock Purchase Warrant for the “Small Warrant,” dated August 20, 2024.	8-K	001-19621	10.115	8/23/2024

10.116		Employment Agreement, dated August 26, 2024.	8-K	001-19621	10.116	8/30/2024

10.117		Form of Asset Purchase and Sale Agreement, dated November 8, 2024.	10-Q	001-19621	10.117	11/12/2024

10.118		Non-binding Term Sheet between Alyea Technologies Corporation and Soin Bioscience LLC, dated November 19, 2024.	8-K	001-19621	10.118	11/26/2024

10.119	+	Asset Purchase and Sale Agreement with Qoden Technologies LLC, dated November 8, 2024

21.1	+	List of Subsidiaries of the Registrant

23.1	+	Consent of Hudgens, LLC, Independent Registered Public Accounting Firm.

31.1	+	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	†	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	†	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	+
The following materials from our Annual Report on Form 10-K for the fiscal year ended December 28, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Notes to Consolidated Financial Statements, and (vi) document and entity information.

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

March 28, 2025	ALT5 SIGMA CORPORATION (Registrant)

	By	/s/ Peter Tassiopoulos
Peter Tassiopoulos
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer
/s/ Peter Tassiopoulos	Chief Executive Officer	March 28, 2025
Peter Tassiopoulos

Principal Financial and Accounting Officer
/s/ Virland A. Johnson	Chief Financial Officer	March 28, 2025
Virland A. Johnson

Directors
/s/ Tony Isaac	President and Treasurer	March 28, 2025
Tony Isaac

/s/ Richard Butler	Director	March 28, 2025
Richard Butler

/s/ Ron Pitters	Director	March 28, 2025
Ron Pitters

/s/ John Bitar	Director	March 28, 2025
John Bitar

/s/ Nael Hajjar	Director	March 28, 2025
Nael Hajjar