Form 10-Q
period 2025-03-29
ALT5 Sigma Corp
filed 2025-05-13
CIK 862861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 29, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of May 7, 2025, there were 17,454,660 outstanding shares of the registrant’s common stock, with a par value of $0.001.

ALT5 SIGMA CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements

ALT5 SIGMA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per-share amounts)

	March 29, 2025	December 28, 2024
	(Unaudited)
Assets
Cash	$10,811	$7,177
Trade and other receivables, net	5,166	2,530
Digital assets receivable	14,545	23,776
Prepaid expenses and other current assets	1,273	1,518
Total current assets	31,795	35,001
Property and equipment, net	1,170	1,170
Right of use assets	116	121
Intangible assets, net	33,220	34,430
Goodwill	11,714	11,714
Total assets	$78,015	$82,436
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$2,901	$3,231
Accrued liabilities - other	2,860	2,553
Digital assets payable	25,192	30,918
Due to Soin	2,500	2,850
Convertible debentures	563	563
Operating lease liabilities	18	10
Notes payable	3,334	—
Related party notes payable and advances	827	812
Total current liabilities	38,195	40,937
Deferred income taxes, net	1,041	1,041
Notes payable	9,419	11,570
Operating lease liabilities	107	113
Other noncurrent liabilities	67	108
Total liabilities	48,829	53,769
Commitments and contingencies (Note 9)
Mezzanine equity
Convertible preferred stock, series S - par value $0.001 per share 200,000 authorized, 100,000 shares issued and outstanding at March 29, 2025 and December 28, 2024	3,856	3,856
Stockholders' equity:
Preferred stock, series A - par value $0.001 per share 2,000,000 authorized, 23,480 shares issued and outstanding at March 29, 2025 and December 28, 2024	—	—
Preferred stock, series B - par value$0.001 per share, 34,250 authorized, 34,207 shares issued and outstanding at March 29, 2025 and December 28, 2024	8,552	8,552
Convertible preferred stock, series I - par value $0.001 per share, 2,000,000 authorized, 17,000 shares issued and outstanding at March 29, 2025 and December 28, 2024	—	—
Preferred stock, series M - par value $0.001 per share, 3,200 authorized, 3,200 shares issued and outstanding at March 29, 2025 and December 28, 2024	—	—
Preferred stock, series Q - par value $0.001 per share, 2,000,000 authorized, 925,212 shares issued and outstanding at March 29, 2025 and December 28, 2024	1,321	1,321
Convertible preferred stock, series S - par value $0.001 per share 200,000 authorized, 100,000 and 100,000 shares issued and outstanding at March 29, 2025 and December 28, 2024, respectively	7,993	7,993
Convertible preferred stock, series V - par value $0.001 per share, 125,000 authorized, 0 and 5,000 shares issued and outstanding at March 29, 2025 and December 28, 2024, respectively	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized,16,078,647 and 15,417,693 shares issued and outstanding at March 29, 2025 and at December 28, 2024, respectively	9	9
Accumulated other comprehensive loss	1,316	(2,317)
Additional paid-in capital	62,379	62,207
Accumulated deficit	(59,740)	(56,879)
Equity attributable to ALT5 Sigma Corporation shareholders	21,830	20,886
Noncontrolling interest	$3,500	$3,925
Total liabilities and stockholders' equity	$78,015	$82,436
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALT5 SIGMA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(Dollars in thousands, except per-share)

	For the Thirteen Weeks Ended
	March 29, 2025	March 30, 2024
Revenues	$5,514	$—
Cost of revenues	2,923	—
Gross profit	2,591	—
Operating expenses:
Selling, general and administrative expenses	4,761	1,806
Operating loss	(2,170)	(1,806)
Other income (expense):
Interest income (expense), net	(720)	(252)
Unrealized gain on exchange transactions	87	—
Realized gain on exchange transactions	308	—
Unrealized loss on marketable securities	—	(190)
Other income, net	(81)	29
Total other expense, net	(406)	(413)
Loss before provision for income taxes	(2,576)	(2,219)
Income tax provision (benefit)	285	(75)
Net loss	$(2,861)	$(2,144)
Net loss per share:
Net loss per share, basic and diluted	$(0.18)	$(0.34)
Weighted average common shares outstanding:
Basic	15,550,706	6,308,331
Diluted	15,550,706	6,308,331
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALT5 SIGMA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	For the Thirteen Weeks Ended
	March 29, 2025	March 30, 2024
OPERATING ACTIVITIES:
Net loss from continuing operations	$(2,861)	$(2,144)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,210	639
Stock based compensation expense	—	345
Noncash expense for professional services	47	—
Unrealized loss on marketable securities	—	190
Related party notes issued for shared services	—	600
Amortization of ROU assets	39	—
Unrealized gain on digital assets	87	—
Realized gain on digital assets	308	—
Change in deferred tax liability	—	(75)
Changes in assets and liabilities:
Accounts receivable	(2,711)	(149)
Digital assets receivable	9,231	—
Prepaid expenses and other current assets	292	7
Accounts payable and accrued expenses	(332)	33
Digital assets payable	(6,853)	—
Deposits and other assets	—	10
Net cash used in operating activities	(1,543)	(544)
INVESTING ACTIVITIES:
Net cash used in investing activities	—	—
FINANCING ACTIVITIES:
Proceeds from equity financing, net	—	600
Proceeds from the issuance of notes payable	1,598	—
Payments on notes payable	(132)	—
Proceeds from warrants exercised	78	—
Net cash provided by financing activities	1,544	600
Effect of changes in exchange rate on cash and cash equivalents	3,633	—
INCREASE IN CASH AND CASH EQUIVALENTS	3,634	56
CASH AND CASH EQUIVALENTS, beginning of period	7,177	5
CASH AND CASH EQUIVALENTS, end of period	$10,811	$61
Supplemental cash flow disclosures:
Interest paid	$394	$—
Noncash financing and investing activities:
Common stock issued for consulting services	$94	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALT5 SIGMA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
(Dollars in thousands)

	Series A-1 Preferred		Series S-1 Preferred		Series B Preferred		Series I Preferred		Series M Preferred		Series Q Preferred		Series V Preferred		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Deficit	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 28, 2024	23,480	$—	100,000	$—	34,207	$8,552	17,000	$—	3,200	$—	925,212	$1,321	5,000	$—	15,417,693	$9	$62,207	$(56,879)	$(2,317)	$3,925	$24,811
Common stock issued for warrants exercised	—	—	—	—	—	—	—	—	—	—	—	—	—	—	45,455	—	78	—	—	—	78
Common stock issued for Series V Preferred converted	—	—	—	—	—	—	—	—	—	—	—	—	(5,000)	—	600,000	—	—	—	—	—	—
Common stock issued for consulting agreement	—	—	—	—	—	—	—	—	—	—	—	—	—	—	15,499	—	94	—	—	—	94
Foreign currency adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,633	—	3,633
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,861)	—	(425)	(3,286)
Balance, March 29, 2025	23,480	$—	100,000	$—	34,207	$8,552	17,000	$—	3,200	$—	925,212	$1,321	—	$—	16,078,647	$9	$62,379	$(59,740)	$1,316	$3,500	$25,330

	Series A-1 Preferred		Series S-1 Preferred		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 30, 2023	193,730	$—	100,000	$—	4,957,647	$3	$47,323	$(50,634)	$(3,308)
Share based compensation	—	—	—	—	—	—	345	—	345
Reclassification of Series S stock to liability	—	—	—	—	—	—	(339)	—	(339)
Reclassification of Series S stock to permanent equity	—	—	—	—	—	—	—	—	7,993
Common stock issued for equity financing	—	—	—	—	884,880	1	626	—	627
Common stock issued for consulting agreement	—	—	—	—	200,000	—	232	—	232
Common stock issued in lieu of note payable obligations	—	—	—	—	600,000	1	366	—	367
Common stock issued for RSU's granted	—	—	—	—	908,852	—	—	—	—
Net income	—	—	—	—	—	—	—	(2,144)	(2,144)
Balance, March 30, 2024	193,730	$—	100,000	$—	7,551,379	$5	$48,553	$(52,778)	$3,773
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
The Company reports on a 52- or 53-week fiscal year. The Company’s 2024 fiscal year (“2024”) ended on December 28, 2024, and the current fiscal year (“2025”) will end on December 27, 2025.
Going concern
The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business, however, the issues described below raise substantial doubt about the Company’s ability to do so.
The Company currently faces a challenging competitive environment and is focused on improving its overall profitability and liquidity, which includes managing expenses. The Company reported a net loss of approximately $2.9 million for the 13 weeks ended March 29, 2025. Additionally, as of March 29, 2025, the Company has total current assets of approximately $31.8 million and total current liabilities of approximately $38.2 million resulting in a net negative working capital of approximately $6.4 million. Cash used in operations was approximately $1.5 million.

The Company intends to raise funds to support future development of JAN 123 and JAN 101 and through a combination of cash flows derived from its acquisition of ALT5 (see Note 3), capital raises, and/or structured arrangements. However, the success of such funding cannot be assured. The Company currently expects that the biotechnology subsidiary transaction discussed above will allow us to finance our Phase III clinical trial for JAN123. No assurance can be given any financing obtained may not further dilute or otherwise impair the ownership interest of our existing stockholders or our ownership interest in the to-be-effectuated biotechnology subsidiary. The short-term intended result of that transaction would be for us to own a controlling interest in that subsidiary, but to decouple it from us so that it would operate on a stand-alone basis.
Note 2: Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these financial statements do not include all of the information and notes required for complete financial statements prepared in conformity with U.S. GAAP. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. However, the Company’s results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 28, 2024.
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
Financial Instruments
Financial instruments consist primarily of cash, trade and other receivables, and obligations under accounts payable, accrued expenses and notes payable. The carrying amounts of trade and other receivables, accounts payable, accrued expenses and short-term notes payable approximate fair value because of the short maturity of these instruments.
Digital Assets and other Receivables
Digital assets and other receivables are the Company’s digital assets and its customer prepayments in the form of digital assets. The Company holds all digital assets in secure non-custodial wallets through the wallet services from Fireblocks. As of March 29, 2025 and December 28, 2024, the outstanding balance of digital assets and other receivables was approximately $14.5 million and $23.8 million, respectively.
Digital Assets and other Payables
Digital assets and other payables are liabilities that represent the Company’s obligation to deliver the settlement of transactions in the form of digital assets and or cash. The Company safeguards these digital assets and cash for customers and is obligated to safeguard them from loss, theft, or other misuse. The Company recognizes digital assets and other payables, on initial recognition and at each reporting date, at fair value of the digital assets. Any loss, theft, or other misuse would impact the measurement of digital assets and other payables. As of March 29, 2025, the outstanding balance of digital assets and other payables was approximately $25.2 million, of which approximately $14.5 was digital assets and $10.6 was cash deposits. As of December 28, 2024, the outstanding balance of digital assets and other payables was approximately $30.9 million, of which approximately $23.8 million was digital assets and $7.1 million was cash deposits.

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

The Company does not anticipate this guidance will have a material impact upon its financial position and results of operations.
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
Under the preliminary purchase price allocation, the Company recognized goodwill of approximately $11.7 million, which is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of the identifiable assets acquired. The values assigned to the assets acquired and liabilities assumed are based on their estimates of fair value available as of May 10, 2024, as calculated by an independent third-party firm. Because the transaction was considered a stock purchase for tax purposes, none of the goodwill arising from the acquisition will be deductible for tax purposes. During the year ended December 28, 2024, the Company recorded a noncash fair value adjustment related to deferred tax liabilities and other liabilities acquired in the aggregate amount of approximately $7.9 million, which was recorded to goodwill. The table below outlines the purchase price allocation of the purchase for ALT5 Subsidiary to the acquired identifiable assets, liabilities assumed and goodwill (in $000’s):

Total purchase price		$16,000
Accounts payable		267
Accrued liabilities		7,866
Digital assets payable		16,763
Debt		7,613
Total liabilities assumed		32,509
Total consideration		48,509
Cash		5,853
Accounts receivable		2,917
Digital assets receivable		9,082
Intangible assets
Customer relationships	$13,925
Trade names	2,675
Developed technology	1,850
Subtotal intangible assets		18,450
Other		493
Total assets acquired		36,795
Total goodwill		$11,714
Note 4: Trade and other receivables
The Company’s trade and other receivables as of March 29, 2025 and December 28, 2024, respectively, were as follows (in $000’s):

	March 29, 2025		December 28, 2024
Other receivables	$5,166		$2,530
Trade and other receivables, net	$5,166	331000	$2,530
Note 5: Prepaids and other current assets
Prepaids and other current assets as of March 29, 2025 and December 28, 2024 consist of the following (in $000’s):

	March 29, 2025	December 28, 2024
Prepaid other	$1,273	$1,518
Total prepaid expenses and other current assets	$1,273	$1,518
Note 6: Property and Equipment
Property and equipment as of March 29, 2025 and December 28, 2024 consist of the following (in $000’s):

	March 29, 2025	December 28, 2024
Projects under construction	$1,170	$1,170
Total property and equipment, net	$1,170	$1,170

Note 7: Leases
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
The following table details the Company’s right of use assets and lease liabilities as of March 29, 2025 and December 28, 2024 (in $000’s):

	March 29, 2025	December 28, 2024
Right of use asset - operating leases	$116	$121
Lease liabilities:
Current - operating	18	10
Long term - operating	107	113
As of March 29, 2025, the weighted average remaining lease term for operating leases is 4.67 years. The Company’s weighted average discount rate for operating leases is 12.8%. Total cash payments for operating leases for the 13 weeks ended March 29, 2025 was approximately $2,700. No cash payments for operating leases were made during the 13 weeks ended March 30, 2024. Additionally, the Company recognized approximately no right of use assets or lease liabilities during the 13 weeks ended March 29, 2025.
Total present value of future lease payments of operating leases as of March 29, 2025 (in $000’s):

Twelve months ended
2026	$33
2027	35
2028	36
2029	38
2030	26
Total	168
Less implied interest	(43)
Present value of payments	$125

Note 8: Intangible Assets
Intangible assets as of March 29, 2025 and December 28, 2024 consist of the following (in $000’s):

	March 29, 2025	December 28, 2024
Soin intangibles	$19,293	$19,293
Qoden intangible	1,536	1,536
Patents and domains	4	4
Trade names	2,675	2,675
Customer relationships	13,925	13,925
Developed technology	1,850	1,850
Intangible assets	39,283	39,283
Less accumulated amortization	(6,063)	(4,853)
Total intangible assets	$33,220	$34,430
Intangible amortization expense was $1.2 million and $639,000 for the 13 weeks ended March 29, 2025 and March 30, 2024, respectively.
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
Note 9: Accrued Liabilities
Accrued liabilities as of March 29, 2025 and December 28, 2024 consist of the following (in $000’s):

	March 29, 2025	December 28, 2024
Compensation and benefits	$222	$204
Accrued guarantees	309	309
Accrued taxes	695	362
Accrued interest	764	789
Accrued Qoden payments	114	109
Accrued litigation/legal	50	50
Other	706	730
Total accrued expenses	$2,860	$2,553

Note 10: Debentures
Debentures outstanding as of March 29, 2025 and December 28, 2024 consisted for the following (in $000’s):

	March 29, 2025	December 28, 2024
Interest rate of 12%, maturity date of June 30, 2025	$563	$563
Total debentures	$563	$563
ALT5 Subsidiary issued seven debentures over a period from October 2018 through September 2019. The debentures bear interest at 12% per annum and mature as of June 30, 2025.
Note 11: Debt
Long-term debt as of March 29, 2025 and December 28, 2024 consisted of the following (in $000’s):

	March 29, 2025	December 28, 2024
Legacy subsidiary fixed deposits	$5,503	$4,247
Legacy subsidiary loan	3,334	3,782
Unaffiliated third-party	3,916	3,508
Other	—	33
Total notes payable, related parties	12,753	11,570
Less current portion	(3,334)	—
Total long-term notes payable, related parties	$9,419	$11,570
Legacy Subsidiary Fixed Deposits
ALT5 Subsidiary entered into several Corporate Fixed Deposit Agreements with otherwise unaffiliated third-parties, pursuant to which the Company became obligated for an aggregate of $5.5 million, as set forth in the respective agreements. Each obligation bears interest at a rate of 13% or 15% per annum, and has a maturity date range of April 2026 to March 2027. Several of these unaffiliated third-parties agreed to convert their respective investments into Future Equity Agreements for shares of the Company’s subsidiary, Alyea Therapeutic and, consequently, approximately $125,000 of these deposits were reclassified as non-controlling interest. As of March 29, 2025 and December 28, 2024, the outstanding aggregate obligations totaled approximately $5.5 million and $4.2 million, respectively.
Legacy Subsidiary Loan
On August 10, 2023, ALT5 Subsidiary entered into an extension agreement for a Bitcoin promissory note with an otherwise unaffiliated third-party. The Bitcoin promissory note is denominated in Bitcoin and, thus, is adjusted to its fair value each period. Pursuant to the terms of an extension agreement, the maturity date is August 2025. The promissory note bears interest at 15% per annum. As of March 29, 2025 and December 28, 2024, the outstanding balance of the note was approximately $3.3 million and $3.8 million, respectively.
Unaffiliated Third-Party Loans
ICG Note
On February 7, 2024, the Company amended its outstanding related party promissory obligations (the “ICG Note”) in favor of Isaac Capital Group LLC (“ICG”) to add a convertibility provision. In accordance with Nasdaq Rules, the per-share conversion price was set at $0.61, subject to standard adjustments for (i) stock dividends and splits, (ii) subsequent rights offerings, and (iii) pro rata distributions. The Company’s board of directors provided its approvals of the amendments on February 7, 2024. On March 6, 2024, ICG entered into a Note Purchase Agreement with an otherwise unaffiliated third party, under which the third party acquired the ICG Note. The terms and conditions of the ICG Note were not modified in connection with its acquisition by the third party. The principal amount of the ICG Note on the date of acquisition was approximately $1.2 million. During the year ended December 28, 2024, the third party converted $548,900 of the Company’s obligations under the ICG Note into 900,000 shares of the Company’s common stock. As of March 29, 2025 and December 28, 2024, the amount outstanding on the ICG Note was approximately $0.70 million and $0.7 million, respectively.
Live Note
On February 7, 2024, the Company amended its outstanding related party promissory obligations (the “Live Note”) in favor of Live Ventures Incorporated (“Live”) to add a convertibility provision. In accordance with Nasdaq Rules, the per-share conversion price for each obligation, as amended, was set at $0.61, subject to standard adjustments for (i) stock dividends and splits, (ii) subsequent rights offerings, and (iii) pro rata distributions. The Company’s board of directors provided its final approvals of the amendments on February 7, 2024. On March 6, 2024, Live entered into a Note Purchase Agreement with another otherwise unaffiliated third party, under which the third party acquired the Live Note. The terms and conditions of the acquired Live Note were not modified in connection with its acquisition by the third party. The principal amount of the Live Note on the date of acquisition was approximately $1.0 million. During the year ended December 28, 2024, the third party converted $243,900 of the Company’s obligations under the Live Note into 400,000 shares of the Company’s common stock. As of March 29, 2025 and December 28, 2024, the amount outstanding on the Live Note was approximately $0.80 million and $0.8 million.
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
During the quarter ended March 29, 2025, one of the two non-affiliated Investors exercised the remainder of the Small Warrant for a total of 45,455 shares (see Note 14). During the fourth quarter of the year ended December 28, 2024, the non-affiliated Investor exercised the Big Warrant for a total of 200,000 shares of the Company’s common stock, and the other two non-affiliated Investors exercised the Small Warrant for a total of 90,908 shares. Additionally, during the fourth quarter of the year ended December 28, 2024, these unaffiliated third-parties agreed to convert a portion their respective investment into Future Equity Agreements of the Company’s subsidiary, Alyea Therapeutics and, consequently, approximately $1.3 million was reclassified as non-controlling interest. During the 13 weeks ended March 29, 2025, the Company paid approximately $0.2 million, in principal and accrued interest, to one of the two non-affiliated Investors in settlement of its debt. As of March 29, 2025 and December 28, 2024, the outstanding balance due on the debentures was approximately $0.3 million and $0.5 million, respectively, consisting of principal and accrued interest.
Corporate Fixed Deposit Agreement
On September 19, 2024, ALT5 Subsidiary and an investor entered into a 12-month Corporate Fixed Deposit Agreement, pursuant to which ALT5 Subsidiary borrowed $1.5 million at an interest rate of 12% per annum, payable monthly, calculated on the then-unpaid principal amount. Upon maturity, ALT5 Subsidiary is obligated to repay the principal amount in full and any accrued and unpaid interest. The principal may be repaid in full, but not in part, with a pre-payment penalty equivalent to three month’s of interest. As of March 29, 2025 and December 28, 2024, the outstanding balance was approximately $1.6 million and $1.5 million, respectively, consisting of principal and accrued interest.
Personal Fixed Deposit Agreement
On February 1, 2025, ALT5 Subsidiary and an investor entered into a 24-month Personal Fixed Deposit Agreement, pursuant to which ALT5 Subsidiary borrowed $0.5 million at an interest rate of 13% per annum, payable monthly, calculated on the then-unpaid principal amount. Upon maturity, ALT5 Subsidiary is obligated to repay the principal amount in full and any accrued and unpaid interest. The principal may be repaid in full, but not in part, with a pre-payment penalty equivalent to three month’s of interest. As of March 29, 2025, the outstanding balance was approximately $0.5 million.

Note 12: Related Party Debt
Long-term debt payable to related parties as of March 29, 2025 and December 28, 2024 consisted of the following (in $000’s):

	March 29, 2025	December 28, 2024
Isaac Capital Group, 10.0% interest rate, matures December 31, 2024	$334	$327
Live Ventures Incorporated, 10.0% interest rate, matures December 31, 2024	334	327
Isaac Capital Group short-term demand advance	49	48
Novalk Apps SAA, LLP short-term demand advance	110	110
Total notes payable, related parties	827	812
Less current portion	(827)	(812)
Total long-term notes payable, related parties	$—	$—
Total future maturities of long-term debt to related parties is as follows (in $000’s):

Twelve months ending March 29,
2026	$827
Total future maturities of long-term debt, related parties	$827
Isaac Capital Group LLC
On February 7, 2024, the Company amended its outstanding related party promissory obligations (the “ICG Note”) in favor of ICG to add a convertibility provision. In accordance with Nasdaq Rules, the per-share conversion price was set at $0.61, subject to standard adjustments for (i) stock dividends and splits, (ii) subsequent rights offerings, and (iii) pro rata distributions. The Company’s board of directors provided its approvals of the amendments on February 7, 2024. On March 6, 2024, ICG entered into a Note Purchase Agreement with an otherwise unaffiliated third party, under which the third party acquired the ICG Note. The terms and conditions of the ICG Note were not modified in connection with its acquisition by the third party. The principal amount of the ICG Note on the date of acquisition was approximately $1.2 million. As of March 29, 2025, the third party converted $183,000 of the Company’s obligation under the ICG Note into 300,000 shares of the Company’s common stock. As of March 29, 2025 and December 28, 2024, the amount outstanding on the ICG Note was approximately $0.3 million (see Note 19).
On April 18, 2024, ICG made a short-term demand advance to the Company in the amount of $0.1 million. The advance bears interest at a rate of 10% per annum until repaid. As of March 29, 2025 and December 28, 2024, the principal amount outstanding was $49,000 and $48,000, respectively (see Note 19).
Live Ventures Incorporated
On February 7, 2024, the Company amended its outstanding related party promissory obligations (the “Live Note”) in favor of Live Ventures to add a convertibility provision. In accordance with Nasdaq Rules, the per-share conversion price for each obligation, as amended, was set at $0.61, subject to standard adjustments for (i) stock dividends and splits, (ii) subsequent rights offerings, and (iii) pro rata distributions. The Company’s board of directors provided its final approvals of the amendments on February 7, 2024. On March 6, 2024, Live Ventures entered into a Note Purchase Agreement with another otherwise unaffiliated third party, under which the third party acquired the Live Note. The terms and conditions of the acquired Live Note were not modified in connection with its acquisition by the third party. The principal amount of the Live Note on the date of acquisition was approximately $1.0 million. As of March 29, 2025, the third party converted $183,000 of the Company’s obligation under the Live Note into 300,000 shares of the Company’s common stock. As of March 29, 2025 and December 28, 2024, the amount outstanding on the Live Note was approximately $0.3 million (see Note 19).
Novalk Apps SAA, LLP
On May 28, 2024 and June 3, 2024, Novalk Apps SAA, LLP (“Novalk”) made short-term demand advances in the amount of $120,000 and $100,000, respectively, to the Company. The advances bears interest at a rate of 10% per annum until repaid. As of March 29, 2025 and December 28, 2024, the principal amount outstanding was approximately $0.1 million (see Note 19).

Note 13: Commitments and Contingencies
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
The Company is party from time to time to other ordinary course disputes that we do not believe to be material to our financial condition as of March 29, 2025.
Note 14: Stockholders’ Equity
Common Stock: Our Articles of Incorporation authorize 200,000,000 shares of common stock that may be issued from time to time having such rights, powers, preferences and designations as the Board of Directors may determine. During the 13 weeks ended March 29, 2025 and March 30, 2024, no shares of common stock were issued in lieu of professional services.
On January 15, 2025, the Company entered into a six-month consulting agreement with a non-affiliated third-party, pursuant to which the third-party will provide a variety of corporate advisory services related to investment banking matters to the Company. In connection with the agreement, on January 15, 2025, the Company issued to the third-party 15,499 shares of its common stock.
On May 4, 2024, the Company entered into an Asset Purchase Agreement for the purchase of specified assets of an unaffiliated third-party. In connection with this transaction, the Company tendered 5,000 shares of the Company's Series V Convertible Preferred Stock. The conversion ratio of the Series V Convertible Preferred Stock is 1:120, meaning every one share of Series V Convertible Preferred Stock, if and when converted into shares of Common Stock shall convert into 120 shares of Common Stock. On March 12, 2025, the unaffiliated third-party exercised all tendered shares of Series V Convertible Preferred Stock into 600,000 shares of the Company’s common stock.
During the first quarter ended March 29, 2025, the Company issued 45,455 shares of its common stock related to the exercise of warrants under the Small Debenture (see Note 11).
As of March 29, 2025, and December 28, 2024, there were 16,078,647 and 15,417,693 shares, respectively, of common stock issued and outstanding.
Equity Offerings: The Company’s 2024 Plan, which was adopted by the Board in November 2024 and approved by the stockholders at the 2024 annual meeting of stockholders, replaces the 2023 Plan, which replaced the 2016 Plan, which replaced the 2011 Plan. Under the 2024 Plan, the maximum aggregate number of shares, which may be subject to or delivered under Awards granted under the Plan is 2,800,000 shares. Awards may be in the form of a Stock Award, Option, Stock Appreciation Right, Stock Unit, or Other Stock-based Award granted in accordance with the terms of the respective Plan. During the 13 weeks ended March 29, 2025, there were no grants under the 2024 Plan.
The Company's 2023 Plan, which was adopted by the Board in August 2023 and approved by the stockholders at the 2023 Annual Meeting of Stockholders, replaces the 2016 Plan, which replaced the 2011 Plan. Under the 2023 Plan, the maximum aggregate number of shares, which may be subject to or delivered under Awards granted under the Plan is two million (2,000,000) shares. Awards may be in the form of a Stock Award, Option, Stock Appreciation Right, Stock Unit, or Other Stock-based Award granted in accordance with the terms of the respective Plan. During the 13 weeks ended March 29, 2025 and March 30, 2024, the Company recognized $0 and $345,000 in share-based compensation expense related to the 908,852 RSU's that were awarded and immediately vested.
The Company's 2016 Plan authorizes the granting of awards in any of the following forms: (i) incentive stock options, (ii) nonqualified stock options, (iii) restricted stock awards, and (iv) restricted stock units, and expires on the earlier of October 28, 2026, or the date that all shares reserved under the 2016 Plan are issued or no longer available. On November 4, 2020, the Company amended the 2016 Plan to increase the issuance of common shares from 400,000 to 800,000. The vesting period is determined by the Board of Directors at the time of the stock option grant. As of March 29, 2025 and December 28, 2024, 100,000 options were outstanding under the 2016 Plan.
The Company's 2011 Plan authorizes the granting of awards in any of the following forms: (i) stock options, (ii) stock appreciation rights, and (iii) other share-based awards, including but not limited to, restricted stock, restricted stock units or performance shares, and expired on the earlier of May 12, 2021, or the date that all shares reserved under the 2011 Plan are issued or no longer available. As of March 29, 2025 and December 28, 2024, 8,000 were outstanding under the 2011 Plan. No additional awards will be granted under the 2011 Plan.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no stock options granted during the 13 weeks ended March 29, 2025.
Additional information relating to all outstanding stock options is as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Outstanding at December 28, 2024	108,000	$5.03	$68	5.5
Outstanding at March 29, 2025	108,000	$5.03	$68	5.2
Exercisable at March 29, 2025	60,000	$3.32	$68	5.6
The Company recognized no share-based compensation expense related to stock options for the 13 weeks ended March 29, 2025 and March 30, 2024.
As of March 29, 2025, the Company has the Company had no unrecognized share-based compensation expense associated with equity awards.
Series A-1 Convertible Preferred Stock
Shares of Series A-1 Preferred Stock are convertible into the Company’s common shares at a ratio of 20:1. No shares were converted during the 13 weeks ended March 29, 2025. As of March 29, 2025 and December 28, 2024, there were 23,480 shares of Series A-1 Convertible Preferred Stock outstanding.
Series I Convertible Preferred Stock
Shares of Series I Preferred Stock are convertible into the Company’s common shares at a ratio of 100:1. No shares were converted during the 13 weeks ended March 29, 2025. As of March 29, 2025 and December 28, 2024, there were 17,000 shares of Series I Convertible Preferred Stock outstanding.
Series Q Convertible Preferred Stock
Shares of Series Q Preferred Stock are convertible into the Company’s common shares at a ratio of 1:1. No shares were converted during the 13 weeks ended March 29, 2025. As of March 29, 2025 and December 28, 2024, there were 925,212 shares of Series Q Convertible Preferred Stock outstanding.
Series S Preferred Stock
On December 28, 2022 the Company acquired Soin Therapeutics by way of merger. In connection with this transaction, with a potential value of up to $30 million, the Company tendered 100,000 shares of the Company's Series S Convertible Preferred Stock. Shares of Series S Convertible Preferred Stock are convertible into the Company’s common shares at a ratio of 1:1. No shares were converted during the 13 weeks ended March 29, 2025. As of March 29, 2025 and December 28, 2024, there were 100,000 shares of Series S Convertible Preferred Stock outstanding.
Series V Convertible Preferred Stock
Shares of Series V Preferred Stock are convertible into the Company’s common shares at a ratio of 120:1. During the 13 weeks ended March 29, 2025, all outstanding shares of Series V Preferred Stock were converted into 600,000 shares of the Company’s common stock (see above). As of March 29, 2025 and December 28, 2024, there were 0 and 5,000 shares of Series V Convertible Preferred Stock outstanding, respectively.

Note 15: Mezzanine Equity
During the year ended December 28, 2024, the Company reclassified approximately $2.7 million from mezzanine equity to current liabilities, and approximately $8.0 million from mezzanine equity to permanent equity. As of March 29, 2025, the outstanding balance in mezzanine equity was approximately $3.9 million.

Note 16: Earnings Per Share
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
The following table presents the computation of basic and diluted net income (loss) per share (in $000’s, except share and per–share data):

	For the Thirteen Weeks Ended
	March 29, 2025	March 30, 2024
Basic and diluted
Net loss	$(2,861)	$(2,144)
Weighted average common shares outstanding	15,550,706	6,308,331
Basic and diluted loss per share	$(0.18)	$(0.34)
Potentially dilutive securities totaling approximately 8.9 million and 3.8 million were excluded from the calculation of diluted earnings per share for the 13 weeks ended March 29, 2025 and March 30, 2024, respectively, because the effects were anti-dilutive.
Note 17: Income Taxes
The Company recorded an income tax provision of approximately $285,000 for the 13 weeks ended March 29, 2025, and an income tax benefit of $75,000 for the 13 weeks ended March 30, 2024. The Company’s overall effective tax rate was -11.1% and 3.4% for the 13 weeks ended March 29, 2025 and March 30, 2024, respectively. The effective tax rates and related provisional tax amounts vary from the U.S. federal statutory rate primarily due to state taxes and certain non-deductible expenses.
Note 18: Segment Information
The Company operates within targeted markets through three reportable segments for continuing operations: Fintech, Biotech, and Corporate and Other.

The following tables present the Company's segment information for the 13 weeks ended March 29, 2025 and March 30, 2024 (in $000's):

	Thirteen Weeks Ended
	March 29, 2025	March 30, 2024
Revenues
Fintech	$5,514	$—
Biotech	—	—
Corporate and other	—	—
Total Revenues	$5,514	$—
Gross profit
Fintech	$2,591	$—
Biotech	—	—
Corporate and other	—	—
Total Gross profit	$2,591	$—
Operating loss
Fintech	$(362)	$—
Biotech	(540)	(701)
Corporate and other	(1,268)	(1,105)
Total Operating loss	$(2,170)	$(1,806)
Depreciation and amortization
Fintech	$728	$—
Biotech	482	639
Corporate and other	—	—
Total Depreciation and amortization	$1,210	$639
Interest expense, net
Fintech	$376	$—
Biotech	—	252
Corporate and other	344	—
Total Interest expense, net	$720	$252
Net loss before income taxes
Fintech	$(346)	$—
Biotech	(540)	(701)
Corporate and other	(1,690)	(1,518)
Total Net income before income taxes	$(2,576)	$(2,219)
Note 19: Related Parties
Shared Services
Tony Isaac, the Company’s Chief Executive Officer, is the father of Jon Isaac, President and Chief Executive Officer of Live Ventures and managing member of Isaac Capital Group LLC (“ICG”). Tony Isaac, Chief Executive Officer, and Richard Butler, Board of Directors member of the Company, are members of the Board of Directors of Live Ventures. The Company also shares certain executive, accounting and legal services with Live Ventures. The total services shared were approximately $30,000 and $338,000 for the 13 weeks ended March 29, 2025 and March 30, 2024, respectively. Customer Connexx rents approximately 9,900 square feet of office space from Live Ventures in Las Vegas, Nevada.
Notes with Live Ventures and ICG
On February 7, 2024, the Company entered into a promissory notes with each of Live Ventures and ICG. The initial principal amount of each note is $300,000, with an interest rate of 10% per annum. At the Company’s option, the obligation under each note is convertible after the six-month anniversary thereof at a per-share conversion price of $0.61, subject to standard adjustments for (i) stock dividends and splits, (ii) subsequent rights offerings, and (iii) pro rata distributions. The Company’s board of directors approved the issuance of the two notes on February 7, 2024. As of March 29, 2025 and December 28, 2024, the balances outstanding on each of the promissory notes was approximately $0.3 million, consisting of principal and accrued interest (see Note 12).
Short-Term Advances
On April 18, 2024, ICG made a short-term demand advance to the Company in the amount of $0.1 million. The advance bears interest at a rate of 10% per annum until repaid. As of March 29, 2025 and December 28, 2024, the principal amount outstanding was $49,000 and $48,000, respectively (see Note 12).
On May 28, 2024 and June 3, 2024, Novalk made short-term demand advances in the amount of $120,000 and $100,000, respectively, to the Company. Juan Yunis, an employee of Live Ventures, is the managing member of Novalk. The advances bears interest at a rate of 10% per annum until repaid. As of March 29, 2025 and December 28, 2024, the principal amount outstanding was $0.1 million (see Note 12).
Note 20: Subsequent event
The Company has evaluated subsequent events through the filing of this Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to disclosures in its condensed consolidated financial statements other than as discussed below:
Mswipe Transaction
Effective on May 9, 2025, we and our indirect, wholly-owned second tier Canadian subsidiary entered into an agreement to purchase all of the outstanding capital stock of an entity that, through its subsidiaries, offers multi-currency, fiat- and crypto-enabled payment card services. The business trades under the name Mswipe. Through a suite of physical and virtual cards that are available on both the Visa® and Mastercard® networks, the acquired operations enable users seamlessly to spend traditional and digital currencies across the globe. The acquired platform is built with robust compliance frameworks, advanced security protocols, and real-time exchange capabilities, which allow for fast, secure, and borderless transactions. This is a B2B solution, which, when combined with our current solutions, bridges the gap between the crypto economy and traditional financial systems—while ensuring regulatory alignment, interoperability with existing payment networks, and a seamless user experience for institutional partners and their end-users.
The purchase price for this transaction consisted of our (i) issuing one million restricted shares of our common stock to the three sellers, valued at the Historical NOCP on May 9, 2025 of $6.10, (ii) granting five hundred thousand four-year common stock warrants to the three sellers, with a per-share exercise price of $5.50 (which was the approximate market price at the time that we reached an agreement in principal for this transaction), (iii) issuing shares to two of the sellers in “Alyea Therapeutics Corporation,” our biotech business that we are in process of separating from our core business, which shares we valued at $4.8 million, and (iv) issuing two 14-month straight promissory notes in the aggregate initial principal balance of approximately one million dollars with an interest rate at the AFR for quarterly compounded notes of 3.99% per annum and all principal and interest due at the maturity date. We also are acknowledging an equivalent 14-month term straight promissory note at the acquired company level that pre-dated our acquisition. The principal balance as of May 9, 2025 was approximately $5.1 million and the interest was reset to match that of the two notes that we issued. We also granted the sellers the right to one earn-out payment in the amount of $20 million (payable in cash or unregistered shares of our common stock) right if the Operating Subsidiaries generate a minimum of $15 million in annualized or actual total revenue from the assets owned by the Operating subsidiaries at May 9, 2025. Please see Exhibit 10.120 for the specific calculation modalities of the earn-out payments. None of the shares of our common stock, the shares underlying the common stock purchase warrants, and the shares of common stock of Alyea has any registration or equivalent rights.
The foregoing brief summary description of certain terms and provisions of (i) the purchase of the business that trades under the name Mswipe and the related covenant against competition do not purport to be complete and are qualified in their entirety by reference to the full text of the form of Share Purchase Agreement by and among ALT5 Sigma Corporation, ALT 5 Sigma, Inc., and the selling parties and related interest holders signatory thereto, in respect of the “Mswipe transaction”, dated May 9, 2025, and the form of Covenant Against Competition Agreement, a copy of each of which is filed as an exhibit to this Quarterly Report as Exhibit 10.120 and Exhibit 10.121, respectively, (ii) the form of Common Stock Purchase Agreement, granted May 9, 2025 in connection with the Mwsipe transaction, a copy of which is filed as an exhibit to this Quarterly Report as Exhibit 10.122; and (iii) the form of the 14-month Straight Promissory Note issued in connection with the “Mswipe transaction”, dated May 9, 2025, a copy of which is filed as an exhibit to this

Quarterly Report as Exhibit 10.123. Readers are encouraged to read those Exhibits in full for a more comprehensive understanding of the Mswipe transaction.

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
Adjusted EBITDA
We evaluate the performance of our operations based on financial measures such as “Adjusted EBITDA”, which is a non-U.S. GAAP financial measure. We define Adjusted EBITDA as net income (loss) before interest expense, interest income, income taxes, depreciation, amortization, stock-based compensation, and other non-cash or nonrecurring charges. We believe that Adjusted EBITDA is an important indicator of the operational strength and performance of the business, including the business’ ability to fund acquisitions and other capital expenditures, and to service its debt. Additionally, this measure is used by management to evaluate operating results and perform analytical comparisons and identify strategies to improve performance. Adjusted EBITDA is also a measure that is customarily used by financial analysts to evaluate a company's financial performance, subject to certain adjustments. Adjusted EBITDA does not represent cash flows from operations, as defined by U.S. GAAP, and should not be construed as an alternative to net income or loss and is indicative neither of our results of operations, nor of cash flows available to fund all our cash needs. It is, however, a measurement that the Company believes is useful to investors in analyzing its operating performance. Accordingly, Adjusted EBITDA should be considered in addition to, but not as a substitute for, net income, cash flow provided by operating activities, and other measures of financial performance prepared in accordance with U.S. GAAP. As companies often define non-U.S. GAAP financial measures differently, Adjusted EBITDA, as calculated by the Company, should not be compared to any similarly titled measures reported by other companies.
For the Thirteen Weeks Ended March 29, 2025 and March 30, 2024
Results of Operations
The following table sets forth certain statement of operations items and as a percentage of revenue, for the periods indicated (in $000's):

	13 Weeks Ended	13 Weeks Ended
	March 29, 2025	March 30, 2024
Statement of Operations Data:
Revenues	$5,514	$—
Cost of revenues	2,923	—
Gross profit	2,591	—
Selling, general and administrative expenses	4,761	1,806
Operating loss	(2,170)	(1,806)
Interest expense, net	(720)	(252)
Unrealized loss on marketable securities	—	(190)
Unrealized gain on exchange transactions	87	—
Realized gain on exchange transactions	308	—
Other income, net	(81)	29
Net loss before provision of income taxes	(2,576)	(2,219)
Income tax benefit	285	(75)
Net loss	$(2,861)	$(2,144)

Adjusted EBITDA (a)
Fintech	$1,153	$—
Biotech	(58)	190
Corporate & Other	(1,257)	(683)
Total Adjusted EBITDA	$(162)	$(493)

Adjusted EBITDA as a percentage of revenue
Fintech	20.9%	N/A
Biotech	N/A	N/A
Corporate & Other	N/A	N/A
Consolidated adjusted EBITDA as a percentage of revenue	(2.9%)	N/A
(a)See reconciliation of net income to Adjusted EBITDA below.

The following tables set forth revenues for key product and service categories, percentages of total revenue and gross profits earned by key product and service categories and gross profit percent as compared to revenues for each key product category indicated (in $000's):

	13 Weeks Ended		13 Weeks Ended
	March 29, 2025		March 30, 2024
	Net Revenue	Percent of Total	Net Revenue	Percent of Total
Revenue
Fintech	$5,514	100.0%	$—	—%
Biotech	—	—%	—	—%
Corporate and other	—	—%	—	—%
Total revenue	$5,514	100.0%	$—	—%

	13 Weeks Ended		13 Weeks Ended
	March 29, 2025		March 30, 2024
	Gross Profit	Gross Profit Percentage	Gross Profit	Gross Profit Percentage
Gross Profit
Fintech	$2,591	47.0%	$—	—%
Biotech	—	—%	—	—%
Corporate and other	—	—%	—	—%
Total gross profit	$2,591	47.0%	$—	—%
Revenue
Revenue increased by approximately $5.5 million for the 13 weeks ended March 29, 2025, as compared to the 13 weeks ended March 30, 2024. The increase is due to the acquisition of ALT5 Subsidiary during May 2024.
Gross Profit
Gross profit increased by approximately $2.6 million for the 13 weeks ended March 29, 2025, as compared to the 13 weeks ended March 30, 2024. The increase is due to the acquisition of ALT5 Subsidiary during May 2024.
Selling, General and Administrative Expense
Selling, general and administrative expenses increased by approximately $3.0 million for the 13 weeks ended March 29, 2025, as compared to the 13 weeks ended March 30, 2024, primarily due to the acquisition of ALT5 Subsidiary during May 2024.
Interest Expense, net
Interest expense, net increased by approximately $470,000 for the 13 weeks ended March 29, 2025, as compared to the 13 weeks ended March 30, 2024 primarily due to the acquisition of ALT5 Subsidiary during May 2024.
Unrealized Loss on Marketable Securities
Unrealized loss on marketable securities for the 13 weeks ended March 30, 2024 was approximately $190,000. An unrealized gain or loss on marketable securities was recorded to mark to fair value securities received in connection to the sale of GeoTraq. No such unrealized gain or loss on marketable was recorded during the 13 weeks ended March 29, 2025.
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
Operating loss by operating segment, is defined as loss before net interest expense, other income and expense, provision for income taxes ($000’s).

	13 Weeks Ended March 29, 2025				13 Weeks Ended March 30, 2024
	Fintech	Biotechnology	Corporate and Other	Total	Fintech	Biotechnology	Corporate and Other	Total
Revenue	$5,514	$—	$—	$5,514	$—	$—	$—	$—
Cost of revenue	2,923	—	—	2,923	—	—	—	—
Gross profit	2,591	—	—	2,591	—	—	—	—
Selling, general and administrative expense	2,953	540	1,268	4,761	—	701	1,105	1,806
Operating loss	$(362)	$(540)	$(1,268)	$(2,170)	$—	$(701)	$(1,105)	$(1,806)
Fintech Segment
Our Fintech segment consists of ALT5 Subsidiary, which was acquired during May 2024. Revenue for the 13 weeks ended March 29, 2025 was approximately $5.5 million, and gross margin percentage was 47.0%. Operating loss for the fiscal year ended 13 weeks ended March 29, 2025 was approximately $360,000.
Biotechnology Segment
Our Biotech segment generated no revenue for the for the 13 weeks ended March 29, 2025 and the 13 weeks ended March 30, 2024. Selling, general and administrative expenses increased primarily due to increased amortization costs relating to the Soin intangibles.
Corporate and Other Segment
Our Corporate and Other segment generated no revenue for the for the 13 weeks ended March 29, 2025 and the 13 weeks ended March 30, 2024. Selling, general and administrative expenses increased primarily due to increased costs for legal and other professional services.
Adjusted EBITDA Reconciliation
The following table presents a reconciliation of net income to Adjusted EBITDA for the 13 weeks ended March 29, 2025 and March 30, 2024 (in 000's):

	For the 13 Weeks Ended
	March 29, 2025	March 30, 2024
Net income (loss)	$(2,861)	$(2,144)
Depreciation and amortization	1,210	639
Stock-based compensation	—	345
Interest expense, net	720	252
Income tax expense (benefit)	285	(75)
Unrealized loss on marketable securities	—	190
Unrealized Gain on exchange transactions	87	—
Realized Gain on exchange transactions	308	—
Other nonrecurring charges	89	300
Adjusted EBITDA	$(162)	$(493)
Adjusted EBITDA increased by approximately $0.3 million, or 67.1%, for the 13 weeks ended March 29, 2025, as compared to the prior year period. The increase was primarily due to the results of operations, as discussed above.

Liquidity and Capital Resources
Overview
As of March 29, 2025, our cash on hand was $10.8 million. We intend to raise funds to support future development of JAN 123 either through capital raises or structured arrangements, which would include effectuating our previously announced intention to capitalize a subsidiary with certain of our biotechnology assets, acquire an additional biotechnology asset, and then engage in a financing of that subsidiary. The short-term intended result of that series of transactions would be for us to own a controlling interest in that subsidiary, but to decouple it from us so that it would operate on a stand-alone basis, although its financial statements would continue to be consolidated with ours for as long as we have a controlling interest.
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
Cash Flows
During the 13 weeks ended March 29, 2025, cash used in operations was approximately $1.5 million, compared to cash provided by operations of approximately $544,000 during the 13 weeks ended March 30, 2024. The decrease in cash was primarily due to results of operations as discussed above.
Cash used in investing activities was $0 for the 13 weeks ended March 29, 2025 and the 13 weeks ended March 30, 2024.
Cash provided by financing activities was $1.5 million for the 13 weeks ended March 29, 2025, and relates to proceeds received from the issuance of notes payable, as well as warrants converted to our common stock, partially offset by cash paid for notes payable. Cash used in financing activities was approximately $600,000 for the 13 weeks ended March 30, 2024, and relates to proceeds received from warrants converted to our common stock.
Sources of Liquidity
We acknowledge that we continue to face a challenging competitive environment as we continue to focus on our overall profitability, including managing expenses. We reported a net loss of approximately $2.1 million for the 13 weeks ended March 29, 2025, and a net loss of approximately $2.9 million for the 13 weeks ended March 30, 2024, primarily due to increased costs associated with the acquisition ALT5 Subsidiary. Additionally, the Company has total current assets of approximately $31.8 million and total current liabilities of approximately $38.2 million resulting in a net negative working capital of approximately $6.4 million. Cash used in operations was approximately $1.5 million.
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
Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 29, 2025, the period covered in this report, our disclosure controls and procedures were not effective because of the material weaknesses discussed below.
In light of the conclusion that our internal disclosure controls are ineffective as of March 29, 2025, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regard to this Quarterly Report. Accordingly, the Company believes, based on its knowledge, that: (i) this Quarterly Report does not contain any untrue statement of a material fact or omit a material fact; and (ii) the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this Quarterly Report.
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
Our management assessed the effectiveness of our internal control over financial reporting as of March 29, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 regarding Internal Control – Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting was not effective as of March 29, 2025.
Management noted material weaknesses in internal control when conducting their evaluation of internal control as of March 29, 2025. (1) Insufficient written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act; and (2) Insufficient resources to maintain adequate segregation of duties and maintain its internal control environment.
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
Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the fiscal year ended March 29, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings
The information in response to this item is included in Note 13, Commitments and Contingencies, to the Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q.
Item 1A. Risk Factors
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item. However, in light of the SEC Complaint, the Company provides the following additional risk factors, which supplements the risk factors previously disclosed by the Company in Part I, Item 1A, Risk Factors, of the 2024 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of funds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information.
None.
Item 6. Exhibits.
Index to Exhibits

Exhibit Number		Exhibit Description	Form	File Number	Exhibit Number	Filing Date
10.120	*	Form of Securities Purchase Agreement with Mswipe Technologies, Inc., dated May 9, 2025.

10.121	*	Form of a Promissory Note in favor of Dr. Peter Francis Lue, dated May 9, 2025.

10.122	*	Form of a Common Stock Purchase Warrant, dated May 9, 2025.

10.123	*	Form of a Common Stock Purchase Warrant, dated May 9, 2025.

10.124	*	Form of a Common Stock Purchase Warrant, dated May 9, 2025.

10.125	*	Form of a Covenant Against Competition, dated May 9, 2025.

10.126	*	Form of a Promissory Note in favor of Peter Karam, dated May 9, 2025.

31.1	*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	Inline XBRL Instance Document

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document

101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

________________________
*Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

JanOne Inc.
(Registrant)

Date:	May 13, 2025	By:	/s/ Peter Tassiopoulos
Peter Tassiopoulos
Chief Executive Officer
(Principal Executive Officer)

Date:	May 13, 2025	By:	/s/ Virland A. Johnson
Virland A. Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)