Form 10-K/A
period 2024-12-28
ALT5 Sigma Corp
filed 2025-08-12
CIK 862861

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
If any emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The aggregate market value of the registrant’s common stock held by non-affiliates, based on the closing sales price of such stock on July 1, 2024 was $26.7 million.
The number of shares outstanding of the registrant’s common stock as of March 25, 2025 was 16,078,647.

Hudgens CPA, PLLC PCAOB ID# 6849 Houston, Texas

INTRODUCTORY STATEMENT
ALT5 Sigma Corporation is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 28, 2024 for the purpose of filing its Compensation Recoupment (Clawback) Policy, as Exhibit 97.1. Other than the filing of this replacement exhibit and the dating of this Amendment, there are no changes to that Annual Report.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Financial Statements, Financial Statement Schedules and Exhibits
3.Exhibits
See Index to Exhibits

Index to Exhibits

Exhibit No.	Description

97.1+	Compensation Recoupment (Clawback) Policy.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

August 11, 2025	ALT5 Sigma Corporation (Registrant)

	By	/s/ Peter Tassiopoulos
Peter Tassiopoulos
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer
/s/ Peter Tassiopoulos	Chief Executive Officer and Director	August 11, 2025
Peter Tassiopoulos

Principal Financial Officer and Director
/s/ Tony Isaac	President and Director	August 11, 2025
Tony Isaac

Directors
/s/ David Danziger	Director	August 11, 2025
David Danziger

/s/ Ron Pitters	Director	August 11, 2025
Ron Pitters

/s/ John Bitar	Director	August 11, 2025
John Bitar

/s/ Nael Hajjar	Director	August 11, 2025
Nael Hajjar