Form 10-Q
period 2025-06-28
ALT5 Sigma Corp
filed 2025-08-12
CIK 862861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 28, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of August 8, 2025, there were 122,609,376 outstanding shares of the registrant’s common stock, with a par value of $0.001.

ALT5 SIGMA CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
ALT5 SIGMA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per-share amounts)

	June 28, 2025	December 28, 2024
	(Unaudited)
Assets
Cash	$9,560	$7,177
Trade and other receivables, net	5,853	330
Digital assets receivable	14,421	23,776
Prepaid expenses and other current assets	3,709	1,518
Current assets from discontinued operations	205	2,200
Total current assets	33,748	35,001
Property and equipment, net	21	—
Right of use assets	113	121
Intangible assets, net	24,813	18,674
Goodwill	20,131	11,714
Other assets from discontinued operations	15,860	16,926
Total assets	$94,686	$82,436
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$4,166	$3,231
Accrued liabilities - other	2,657	2,553
Digital assets payable	23,579	30,918
Convertible debentures	563	563
Operating lease liabilities	14	10
Notes payable	4,285	—
Related party notes payable and advances	495	812
Current liabilities from discontinued operations	2,513	2,850
Total current liabilities	38,272	40,937
Deferred income taxes, net	2,828	1,041
Notes payable	17,266	11,570
Operating lease liabilities	107	113
Other noncurrent liabilities	49	108
Noncurrent liabilities from discontinued operations	3,057	—
Total liabilities	61,579	53,769
Commitments and contingencies (Note 9)
Mezzanine equity
Convertible preferred stock, series S - par value $0.001 per share 200,000 authorized, 100,000 shares issued and outstanding at June 28, 2025 and December 28, 2024	3,856	3,856
Stockholders' equity:
Preferred stock, series A - par value $0.001 per share 2,000,000 authorized, 23,480 shares issued and outstanding at June 28, 2025 and December 28, 2024	—	—
Preferred stock, series B - par value$0.001 per share, 34,250 authorized, 34,207 shares issued and outstanding at June 28, 2025 and December 28, 2024	8,552	8,552
Convertible preferred stock, series I - par value $0.001 per share, 2,000,000 authorized, 17,000 shares issued and outstanding at June 28, 2025 and December 28, 2024	—	—
Preferred stock, series M - par value $0.001 per share, 3,200 authorized, 3,200 shares issued and outstanding at June 28, 2025 and December 28, 2024	—	—
Preferred stock, series Q - par value $0.001 per share, 2,000,000 authorized, 732,460 shares issued and outstanding at June 28, 2025 and December 28, 2024	821	1,321
Convertible preferred stock, series S - par value $0.001 per share 200,000 authorized, 100,000 and 100,000 shares issued and outstanding at June 28, 2025 and December 28, 2024, respectively	7,993	7,993
Convertible preferred stock, series V - par value $0.001 per share, 125,000 authorized, 0 and 5,000 shares issued and outstanding at June 28, 2025 and December 28, 2024, respectively	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized,20,455,923 and 15,417,693 shares issued and outstanding at June 28, 2025 and at December 28, 2024, respectively	11	9
Accumulated other comprehensive loss	2,968	(2,317)
Additional paid-in capital	74,561	62,207
Accumulated deficit	(68,855)	(56,879)
Equity attributable to ALT5 Sigma Corporation shareholders	26,051	20,886
Noncontrolling interest	$3,200	$3,925
Total liabilities and stockholders' equity	$94,686	$82,436
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALT5 SIGMA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(Dollars in thousands, except per-share)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Revenues	$6,378	$2,169	$11,892	$2,169
Cost of revenues	3,603	1,071	6,526	1,071
Gross profit	2,775	1,098	5,366	1,098
Operating expenses:
Selling, general and administrative expenses	4,870	3,532	9,091	4,682
Operating loss	(2,095)	(2,434)	(3,725)	(3,584)
Other income (expense):
Interest income (expense), net	(550)	4	(1,270)	(248)
Unrealized gain on exchange transactions	211	461	298	461
Realized gain on exchange transactions	(3,485)	240	(3,177)	240
Unrealized loss on marketable securities	—	(180)	—	(370)
Other income, net	(15)	129	(96)	158
Total other (expense) income, net	(3,839)	654	(4,245)	241
Loss before provision for income taxes	(5,934)	(1,780)	(7,970)	(3,343)
Income tax benefit	(432)	(2,750)	(147)	(2,690)
Net (loss) income from continuing operations	(5,502)	970	(7,823)	(653)
Loss from discontinued operations	(657)	(482)	(1,197)	(1,138)
Income tax provision (benefit) for discontinued operations	2,956	(101)	2,956	(236)
Net loss from discontinued operations	(3,613)	(381)	(4,153)	(902)
Net (loss) income	$(9,115)	$589	$(11,976)	$(1,555)
Net loss per share:
Net (loss) income per share from continuing operations, basic and diluted	$(0.30)	$0.12	$(0.46)	$(0.08)
Net (loss) income per share from continuing operations, diluted	$(0.30)	$0.12	$(0.46)	$(0.08)
Net loss per share from discontinued operations, basic and diluted	$(0.19)	$(0.05)	$(0.24)	$(0.11)
Net loss per share from discontinued operations, diluted	$(0.19)	$(0.05)	$(0.24)	$(0.11)
Net (loss) income per share, basic and diluted	$(0.49)	$0.07	$(0.70)	$(0.18)
Net (loss) income per share, basic	$(0.49)	$0.07	$(0.70)	$(0.18)
Weighted average common shares outstanding:
Basic	18,550,568	8,404,102	17,050,637	8,426,349
Diluted	18,550,568	8,404,102	17,050,637	8,426,349
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALT5 SIGMA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	For the Twenty-Six Weeks Ended
	June 28, 2025	June 29, 2024
OPERATING ACTIVITIES:
Net loss from continuing operations	$(7,823)	$(653)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,561	178
Stock based compensation expense	—	1,507
Amortization of seller note discount	112	—
Unrealized loss on marketable securities	—	370
Related party notes issued for shared services	—	600
Amortization of ROU assets	42	—
Unrealized gain on digital assets	(298)	(461)
Realized gain on digital assets	3,177	—
Change in deferred tax liability	(251)	(2,927)
Changes in assets and liabilities:
Accounts receivable	(2,540)	1,730
Digital assets receivable	9,355	(13,280)
Prepaid expenses and other current assets	(454)	262
Accounts payable and accrued expenses	139	723
Digital assets payable	(9,747)	11,478
Deposits and other assets	—	9
Operating cash flows from discontinued operations	—	—
Net cash used in operating activities	(6,727)	(464)
INVESTING ACTIVITIES:
Cash acquired in ALT-5 acquisition	—	5,853
Cash acquired in Mswipe acquisition	122	—
Investing cash flows from discontinued operations	—	—
Net cash provided by investing activities	122	5,853
FINANCING ACTIVITIES:
Proceeds from equity financing, net	—	851
Proceeds from related parties	—	577
Proceeds from the issuance of notes payable	3,839	—
Payments on notes payable	(190)	(251)
Proceeds from warrants exercised	80	—
Payments on related party notes payable	(26)	—
Financing cash flows from discontinued operations	—	—
Net cash provided by financing activities	3,703	1,177
Effect of changes in exchange rate on cash and cash equivalents	5,285	(807)
INCREASE IN CASH AND CASH EQUIVALENTS	2,383	5,759
CASH AND CASH EQUIVALENTS, beginning of period	7,177	5
LESS CASH OF DISCONTINUED OPERATIONS, end of period	—	—
CASH AND CASH EQUIVALENTS, end of period	$9,560	$5,764
Supplemental cash flow disclosures:	$—
Cash paid for interest	$634	$—
Noncash recognition of new leases	$—	$186
Noncash financing and investing activities:
Common stock issued for the acquisition of ALT-5 subsidiary	$—	$16,000
Common stock issued for consulting services	$94	$853
Common stock issued for liability obligations	$—	$367
Notes payable converted to common stock	$—	$122
Common stock issued for property and equipment	$—	$1,170
Common stock issued for the acquisition of Mswipe	$5,184	$—
Common stock warrants issued for the acquisition of Mswipe	$1,652	$—
Alyea common stock issued for the acquisition of Mswipe	$1,668	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALT5 SIGMA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
(Dollars in thousands)

	Series A-1 Preferred			Series S-1 Preferred			Series B Preferred			Series I Preferred			Series M Preferred			Series Q Preferred			Series V Preferred			Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Deficit	Noncontrolling Interest	Total Stockholders' Equity
	Shares		Amount	Shares		Amount	Shares		Amount	Shares		Amount	Shares		Amount	Shares		Amount	Shares		Amount	Shares	Amount
Balance, December 28, 2024	23,480		$—	100,000		$—	34,207		$8,552	17,000		$—	3,200		$—	925,212		$1,321	5,000		$—	15,417,693	$9	$62,207	$(56,879)	$(2,317)	$3,925	$24,811
Common stock issued for warrants exercised	—		—	—		—	—		—	—		—	—		—	—		—	—		—	45,455	—	78	—	—	—	78
Common stock issued for Series V Preferred converted	—		—	—		—	—		—	—		—	—		—	—		—	(5,000)		—	600,000	—	—	—	—	—	—
Common stock issued for consulting agreement	—		—	—		—	—		—	—		—	—		—	—		—	0		—	15,499	—	94	—	—	—	94
Foreign currency adjustment	—		—	—		—	—		—	—		—	—		—	—		—	0		—	—	—	—	—	3,633	—	3,633
Net loss	—		—	—		—	—		—	—		—	—		—	—		—	0		—	—	—	—	(2,861)	—	(425)	(3,286)
Balance, March 29, 2025	23,480		—	100,000		—	34,207		8,552	17,000		—	3,200		—	925,212		1,321	—		—	16,078,647	9	62,379	(59,740)	1,316	3,500	25,330
Balance, March 29, 2025	23,480		—	100,000		—	34,207		8,552	17,000		—	3,200		—	925,212		1,321	—		—	16,078,647	9	62,379	(59,740)	1,316	3,500	25,330
Series A-1 adjustment	20,770		—	—		—	—		—	—		—	—		—	—		—	—		—	—	—	—	—	—	—	—
Conversion of Series A-1 Preferred	(44,550)		—	—		—	—		—	—		—	—		—	—		—	—		—	885,000	—	—	—	—	—	—
ALT5 Sigma Corp common stock issued for RSU's granted	—		—	—		—	—		—	—		—	—		—	—		—	—		—	800,000	1	605	—	—	—	606
ALT5 Sigma Corp common stock issued for note payable obligations	—		—	—		—	—		—	—		—	—		—	—		—	—		—	1,182,013	1	721	—	—	—	722
ALT5 Sigma Corp common stock issued for consulting agreement	—		—	—		—	—		—	—		—	—		—	—		—	—		—	300,000	—	1,687	—	—	—	1,687
ALT5 Sigma Corp common stock issued for Mswipe acquisition	—		—	—		—	—		—	—		—	—		—	—		—	—		—	1,000,000	—	5,184	—	—	—	5,184
ALT5 Sigma Corp common stock warrants for Mswipe acquisition	—		—	—		—	—		—	—		—	—		—	—		—	—		—	—	—	1,652	—	—	—	1,652
Alyea common stock warrants for Mswipe acquisition	—		—	—		—	—		—	—		—	—		—	—		—	—		—	—	—	1,668	—	—	—	1,668
Common stock issued for Series Q convertible stock converted	—		—	—		—	—		—	—		—	—		—	(192,752)		(500)	—		—	192,752	—	500	—	—	—	—
ALT5 Sigma Corp common stock issued for professional services	—		—	—		—	—		—	—		—	—		—	—		—	—		—	17,511	—	165	—	—	—	165
Foreign currency adjustment	—		—	—		—	—		—	—		—	—		—	—		—	—		—	—	—	—	—	1,652	—	1,652
Net loss	—		—	—		—	—		—	—		—	—		—	—		—	—		—	—	—	—	(9,115)	—	(300)	(9,415)
Balance, June 28, 2025	-300	-300	$—	100,000	100000	$—	34,207	34207	$8,552	17,000	17000	$—	3,200	3200	$—	732,460	732460	$821	—	0	$—	20,455,923	$11	$74,561	$(68,855)	$2,968	$3,200	$29,251

	Series A-1 Preferred		Series S-1 Preferred		Series B Preferred		Series M Preferred		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 30, 2023	193,730	$—	100,000	$—	—	$—	—	$—	4,957,647	$3	$47,323	$(50,634)	$—	$(3,308)
Share based compensation	—	—	—	—	—	—	—	—	—	—	345	—	—	345
Reclassification of Series S stock to liability	—	—	—	—	—	—	—	—	—	—	(339)	—	—	(339)
Reclassification of Series S stock to permanent equity	—	—	—	—	—	—	—	—	—	—	—	—	—	7,993
Common stock issued for equity financing	—	—	—	—	—	—	—	—	884,880	1	626	—	—	627
Common stock issued for consulting agreement	—	—	—	—	—	—	—	—	200,000	—	232	—	—	232
Common stock issued in lieu of notes payable obligation	—	—	—	—	—	—	—	—	600,000	1	366	—	—	367
Common stock issued for RSU's granted	—	—	—	—	—	—	—	—	908,852	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—	—	(2,144)	—	(2,144)
Balance, March 30, 2024	193,730	—	100,000	—	—	—	—	—	7,551,379	5	48,553	(52,778)	—	3,773
Share based compensation	—	—	—	—	—	—	—	—	295,000	—	1,161	—	—	1,161
Common stock issued for acquisition of Alt5 Subsidiary	—	—	—	—	—	—	—	—	1,799,115	1	7,447	—	—	7,448
Series B preferred stock issued for acquisition of Alt5 Subsidiary	—	—	—	—	34,207	8,552	3,200	—	—	—	—	—	—	8,552
Conversion of note receivable to common stock	—	—	—	—	—	—	—	—	200,000	—	122	—	—	122
Common stock issued for equity financing	—	—	—	—	—	—	—	—	120,598	—	342	—	—	342
Conversion of Series A-1 to common stock	(123,750)	—	—	—	—	—	—	—	2,125,000	—	—	—	—	—
Common stock issued for consulting agreement	—	—	—	—	—	—	—	—	197,923	1	579	—	—	580
Common stock issued for property and equipment	—	—	—	—	—	—	—	—	300,000	—	1,170	—	—	1,170
Foreign currency adjustment	—	—	—	—	—	—	—	—	—	—	—		(807)	(807)
Net income	—	—	—	—					—	—	—	589		589
Balance, June 29, 2024	69,980	$—	100,000	$—	34,207	$8,552	3,200	$—	12,589,015	$7	$59,374	$(52,189)	$(807)	$22,930
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
The Company had two operating segments – Fintech, Biotechnology, and Corporate and Other. In connection with a partial or complete spinoff of its subsidiary, Alyea Therapeutics Corporation (“Alyea”), the accounts for the Biotechnology segment have been presented as discontinued operations in the accompanying consolidated financial statements.
Fintech
On May 15, 2024, the Company acquired ALT5 Sigma, Inc. (“ALT5 Subsidiary”). ALT5 Subsidiary is a fintech company that provides next generation blockchain-powered technologies to enable a migration to a new global financial paradigm. ALT5 Subsidiary, through its respective subsidiaries, offers two main platforms to its customers: “ALT5 Pay” and “ALT5 Prime.” ALT5 Pay is a crypto-currency payment gateway that enables registered and approved global merchants to accept and make crypto-currency payments or to integrate the ALT5 Pay payment platform into their application or operations using the plugin with WooCommerce and/or ALT5 Pay’s checkout widgets and APIs. Merchants have the option to convert to fiat currency (US Dollars, Canadian Dollars, Euros, and British Pounds Sterling) automatically or to receive their payment in digital assets (see Note 3).
On May 9, 2025, the Company acquired Mswipe. Mswipe is a next-generation payment solutions provider offering multi-currency, fiat payment card services, along with crypto-enabled capabilities through its existing integration with the ALT5 Subsidiary platform. Its suite of physical and virtual cards, available on both the Visa® and Mastercard® networks, allows users to seamlessly spend traditional and digital currencies worldwide (see Note 3).
Biotechnology
During September 2019, the Company, through its biotechnology segment, broadened its business perspectives to become a pharmaceutical company focused on finding treatments for conditions that cause severe pain and bringing to market drugs with non-addictive pain-relieving properties. Effective December 28, 2022, the Company acquired Soin Therapeutics LLC, a Delaware limited liability company (“STLLC”), and its product, a patent-pending, novel formulation of low-dose naltrexone (“JAN123”). The product is being developed for the treatment of Complex Regional Pain Syndrome (CRPS), an indication that causes severe, chronic pain generally affecting the arms or legs. At present, there are no truly effective treatments for CRPS. Because of the relatively small number of patients afflicted with CRPS, the FDA has granted Orphan Drug Designation for any product approved for treatment of CRPS. This designation will provide the Company with tax credits for its clinical trials, exemption of user fees, and the potential of seven years of market exclusivity following approval. In addition, development of orphan drugs currently also involves smaller trials and quicker times to approval, given the limited number of patients available to study. However, there can be no assurance that the product will receive FDA approval or that it will result in material sales. In that regard, we have previously announced our intention to capitalize a subsidiary with certain of our biotechnology assets, acquire an additional biotechnology asset, and then engage in a financing of that subsidiary. The short-term intended result of that series of transactions would be for us to own a controlling interest in that subsidiary, but to decouple it from us so that it would operate on a stand-alone basis. In connection with the Company's spinoff of Alyea, accounts for the Biotechnology segment have been presented as discontinued operations in the accompanying consolidated financial statements (see Note 4).
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
Digital Assets and other Receivables
Digital assets and other receivables are the Company’s digital assets and its customer prepayments in the form of digital assets. The Company holds all digital assets in secure non-custodial wallets through the wallet services from Fireblocks. As of June 28, 2025 and December 28, 2024, the outstanding balances of digital assets and other receivables was approximately $14.4 million and $23.8 million, respectively.
Digital Assets and other Payables
Digital assets and other payables are liabilities that represent the Company’s obligation to deliver the settlement of transactions in the form of digital assets and or cash. The Company safeguards these digital assets and/or cash for customers and is obligated to safeguard them from loss, theft, or other misuse. The Company recognizes digital assets and other payables, on initial recognition and at each reporting date, at fair value of the digital assets. Any loss, theft, or other misuse would impact the measurement of digital assets and other payables. As of June 28, 2025, the outstanding balance of digital assets and other payables was approximately $23.6 million, of which approximately $14.4 million was digital assets and $9.2 million was cash deposits. As of December 28, 2024, the outstanding balance of digital assets and other payables was approximately $30.9 million, of which approximately $23.8 million was digital assets and $7.1 million was cash deposits.
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
These five elements, as applied to each of the Company’s revenue category, are summarized below:
1.Product sales – revenue is recognized at the time of sale of equipment to the customer.
2.Service sales – revenue is recognized based on when the service has been provided to the customer.
The Company’s service is comprised of a single performance obligation to buy and sell or convert digital assets to currencies. That is, the Company is the counter-party to all transactions between customers and liquidity providers and presents revenue for the fees earned on a net basis.
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
The Company considers its performance obligation satisfied, and recognizes revenue, at the point in time that the transaction is processed. Contracts with customers are usually open-ended and can be terminated by either party without a termination penalty. Therefore, contracts are defined at the transaction level and do not extend beyond the service already provided.
The Company charges a fee at the transaction level. The transaction price, represented by the trading fee, is calculated based on volume and varies depending on payment type and the value of the transaction. Digital asset purchases or sale transactions executed by a customer on the Company’s platform is based on tiered-pricing that is driven primarily by transaction volume processed for a specific historical period. The Company has concluded that this volume-based pricing approach does not constitute a future material right since the discount is within a range typically offered to a class of customers with similar volume. The transaction fee is collected from the customer at the time the transaction is executed. In certain instances, the transaction fee can be collected in digital assets, with revenue measured based on the amount of digital assets received and the fair value of the digital assets at the time of the transaction. The Company also marks up or down the digital asset prices and earns revenue from the spread between the buying and selling price. The Company also earns a fee from transfers of currencies and or digital assets. The transfer fees are nominal and are set to offset the fees associated with banking and/or blockchain mining fees.
Stock-Based Compensation
The Company from time to time grants restricted stock units, warrants, and stock options to employees, non-employees, and Company executives and directors. Such awards are valued based on the grant date fair-value of the instruments. The value of each award is amortized on a straight-line basis over the vesting period.
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
Note 3: Mergers and Acquisitions
Mswipe
Effective on May 9, 2025, the Company and our indirect, wholly-owned second-tier Canadian subsidiary entered into an agreement to purchase all of the outstanding capital stock of an entity that, through its subsidiaries, offers multi-currency, fiat- and crypto-enabled payment card services. The business trades under the name Mswipe. Through a suite of physical and virtual cards that are available on both the Visa® and Mastercard® networks, the acquired operations enable users seamlessly to spend traditional and digital currencies across the globe. The acquired platform is built with robust compliance frameworks, advanced security protocols, and real-time exchange capabilities, which allow for fast, secure, and borderless transactions. This is a B2B solution, which, when combined with our current solutions, bridges the gap between the crypto economy and traditional financial systems—while ensuring regulatory alignment, interoperability with existing payment networks, and a seamless user experience for institutional partners and their end-users.
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
The fair value of the purchase price components outlined above was $14.2 million due to fair value adjustments for the contingent consideration, cash acquired, and working capital adjustments, as detailed below (in $000's):

ALT5 Common stock	$5,185
Common stock warrants	1,652
Seller notes	5,695
Alyea Common Stock	1,668
Total purchase price	$14,200
Under the preliminary purchase price allocation, the Company recognized goodwill of approximately $6.4 million, which is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of the identifiable assets acquired. The values assigned to the assets acquired and liabilities assumed are based on their estimates of fair value available as of May 9, 2025, as calculated by an independent third-party firm. Because the transaction was considered a stock purchase for tax purposes, none of the goodwill arising from the acquisition will deductible for tax purposes. The table below outlines the purchase price allocation of the purchase for PMW to the acquired identifiable assets, liabilities assumed and goodwill (in $000’s):

Total purchase price		$14,200
Accounts payable		1,400
Total liabilities assumed		1,400
Total consideration		15,600
Cash		124
Accounts receivable		1,218
Property and equipment		20
Intangible assets
Customer relationships	6,525
Trade names	500
Developed technology	675
Subtotal intangible assets		7,700
Other		160
Total assets acquired		9,222
Total goodwill		6,378
Proforma Information
The table below presents selected proforma information for the Company for the 13 and 26 weeks ended June 28, 2025 and June 29, 2024, assuming that the acquisition had occurred on December 31, 2023 (the beginning of the Company’s 2024 fiscal year), pursuant to ASC 805-10-50. This proforma information does not purport to represent what the actual results of operations of the Company would have been had the acquisition occurred on that date, nor does it purport to predict the results of operations for future periods (in $000’s).

	As Reported		Adjustments	Proforma
	ALT5 Sigma Corporation Unaudited 13 weeks ended June 28, 2025	Mswipe Unaudited 13 weeks ended June 28, 2025	Adjustments(1)	ALT5 Sigma Corporation for the 13 weeks ended June 28, 2025
Net revenue	$6,378	$686		$7,064
Net income	$(9,115)	$72	$(89)	$(9,132)
Earnings per basic common share	$(0.49)			$(0.36)
Earnings per basic diluted share	$(0.49)			$(0.36)

	As Reported		Adjustments	Proforma
	ALT5 Sigma Corporation Unaudited 13 weeks ended June 29, 2024	Mswipe Unaudited 13 weeks ended June 29, 2024	Adjustments(1)	ALT5 Sigma Corporation for the 13 weeks ended June 29, 2024
Net revenue	$2,169	$828		$2,997
Net income	$589	$9	$(177)	$421
Earnings per basic common share	$0.07			$0.05
Earnings per basic diluted share	$0.07			$0.05

	As Reported		Adjustments	Proforma
	ALT5 Sigma Corporation Unaudited 26 weeks ended June 28, 2025	Mswipe Unaudited 26 weeks ended June 28, 2025	Adjustments(1)	ALT5 Sigma Corporation for the 26 weeks ended June 28, 2025
Net revenue	$11,892	$1,660		$13,552
Net income	$(11,976.00)	$210	$(266)	$(12,032)
Earnings per basic common share	$(0.70)			$(0.56)
Earnings per basic diluted share	$(0.70)			$(0.56)

	As Reported		Adjustments	Proforma
	ALT5 Sigma Corporation Unaudited 26 weeks ended June 29, 2024	Mswipe Unaudited 26 weeks ended June 29, 2024	Adjustments(1)	ALT5 Sigma Corporation for the 26 weeks ended June 29, 2024
Net revenue	$2,169	$1,411		$3,580
Net income	$(1,555)	$(18)	$(354)	$(1,927)
Earnings per basic common share	$(0.18)			$(0.23)
Earnings per basic diluted share	$(0.18)			$(0.23)
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
ALT5
On May 14, 2024, the Company acquired its ALT5 Subsidiary, which is a fintech company that provides next generation blockchain-powered technologies to enable a migration to a new global financial paradigm. ALT5 Subsidiary, through its respective subsidiaries, offers two main platforms to its customers: “ALT5 Pay” and “ALT5 Prime.” ALT5 Pay is a crypto-currency payment gateway that enables registered and approved global merchants to accept and make crypto-currency payments or to integrate the ALT5 Pay payment platform into their application or operations using the plugin with WooCommerce and/or ALT5 Pay’s checkout widgets and APIs. Merchants have the option to convert to fiat currency (US Dollars, Canadian Dollars, Euros, and British Pounds Sterling) automatically or to receive their payment in digital assets.
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

Note 4: Discontinued Operations
As of June 28, 2025, the Company discontinued operations of its Biotechnology segment as follows:
On May 21, 2025, the Company disclosed that June 2, 2025 would be the record date for a transaction involving the Company’s formal separation of its healthcare assets, known as Alyea, and that the scope and method of a partial or full disposition of its interests in Alyea, whether as a split-off or a spin-off or another related transaction, would be subsequently announced.
In accordance with the provisions of ASC 360-10 and ASC 205-20, the Company has separately reported the assets and liabilities of the discontinued operations in the consolidated balance sheets. The assets and liabilities have been reflected as discontinued operations in the consolidated balance sheet, as of December 28, 2024, and consists of the following:

	June 28, 2025	December 28, 2024
Assets from discontinued operations
Trade and other receivables, net	—	$2,200
Prepaid expenses and other current assets	205	$—
Total current assets from discontinued operations	205	2,200
Property and equipment, net [1]	1,170	1,170
Intangible assets, net [2]	14,630	15,756
Deposits and other assets	60	—
Total other assets from discontinued operations	15,860	16,926
Total assets from discontinued operations	$16,065	$19,126
Liabilities from discontinued operations
Accounts payable	$13	$—
Accrued liabilities - other [3]	2,500	$2,850
Total current liabilities from discontinued operations	2,513	2,850
Deferred income taxes	3,057	—
Total noncurrent liabilities from discontinued operations	3,057	—
Total liabilities from discontinued operations	$5,570	$2,850
1 The Company’s property and equipment consisted of the following:

	June 28, 2025	December 28, 2024
Projects under construction	1,170	$1,170
Property and equipment	1,170	1,170
Less accumulated depreciation	—	—
Total property and equipment, net, from discontinued operations	$1,170	$1,170
No depreciation expense has been recorded for the 13 weeks ended June 28, 2025 and June 29, 2024, or the 26 weeks ended June 28, 2025 and June 29, 2024.
2 The Company’s intangible assets consisted of the following:

	June 28, 2025	December 28, 2024
Soin intangible	$19,293	$19,293
Intangible assets	19,293	19,293
Less accumulated amortization	(4,663)	(3,537)
Total intangible assets	$14,630	$15,756
Amortization expense was $0.5 million and $0.5 million for the 13 weeks ended June 28, 2025 and June 29, 2024, respectively, and $1.1 million and $1.1 million for the 26 weeks ended June 28, 2025 and June 29, 2024, respectively.
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
3 The Company’s accrued liabilities consisted of the following:

	June 28, 2025	December 28, 2024
Due to Dr. Soin	$2,500	$2,850
Total accrued expenses	$2,500	$2,850
In accordance with the provisions of ASC 360-10 and ASC 205-20, the Company has not included in the results of continuing operations the results of operations of the discontinued operations in the consolidated statements of operations and comprehensive income (loss). The results of operations for this entity for the 26 weeks ended June 28, 2025 and

June 29, 2024 have been reflected as discontinued operations in the consolidated statements of operations and comprehensive income (loss) and consist of the following:

	13 Weeks Ended		26 Weeks Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Revenues	$—	$—	$—	$—
Cost of revenues	—	—	—	—
Gross profit	—	—	—	—
Operating expenses from discontinued operations:
Selling, general and administrative expenses	657	482	1,197	1,138
Total operating expenses from discontinued operations	657	482	1,197	1,138
Operating loss from discontinued operations	(657)	(482)	(1,197)	(1,138)
Other income (expense) from discontinued operations
Total other income (loss), net	—	—	$—	$—
Loss before provision for income taxes from discontinued operations	(657)	(482)	(1,197)	(1,138)
Income tax provision (benefit)	2,956	(101)	2,956	(236)
Net loss from discontinued operations	$(3,613)	$(381)	$(4,153)	$(902)
In accordance with the provisions of ASC 360-10 and ASC 205-20, the Company has separately reported the cash flow activity of the discontinued operations in the consolidated statements of cash flows. The cash flow activity from discontinued operations for the 26 weeks ended June 28, 2025 and June 29, 2024 have been reflected as discontinued operations in the consolidated statements of cash flows and consist of the following:

	26 weeks ended
	June 28, 2025	June 29, 2024
DISCONTINUED OPERATING ACTIVITIES:
Net loss from discontinued operations	(4,153)	(902)
Depreciation and amortization	1,126	1,122
Change in deferred taxes	3,057	—
Changes in assets and liabilities:
Accounts payable and accrued expenses	(30)	(220)
Net cash used in operating activities from discontinued operations	$—	$—
DISCONTINUED INVESTING ACTIVITIES:
Net cash used in investing activities from discontinued operations	$—	$—
DISCONTINUED FINANCING ACTIVITIES:
Net cash used in financing activities from discontinued operations	$—	$—
Effect of changes in exchange rate on cash and cash equivalents	—	—
DECREASE IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS, beginning of period	—	—
CASH AND CASH EQUIVALENTS, end of period	$—	$—

Note 5: Trade and other receivables
The Company’s trade and other receivables as of June 28, 2025 and December 28, 2024, respectively, were as follows (in $000’s):

	June 28, 2025	December 28, 2024
Other receivables	$5,853	$330
Trade and other receivables, net	$5,853	$330
Note 6: Prepaids and other current assets
Prepaids and other current assets as of June 28, 2025 and December 28, 2024 consist of the following (in $000’s):

	June 28, 2025	December 28, 2024
Prepaid other	$3,709	$1,518
Total prepaid expenses and other current assets	$3,709	$1,518
Note 7: Property and Equipment
Property and equipment as of June 28, 2025 and December 28, 2024 consist of the following (in $000’s):

	June 28, 2025	December 28, 2024
Equipment	$21	$—
Total property and equipment, net	$21	$—
Note 8: Leases
In connection with its acquisition of ALT5 Subsidiary (see Note 3), the Company leases commercial office space. These assets and properties are leased under non-cancellable agreements that expire at various future dates. The agreements, which have been classified as operating leases, provide for minimum rent and require the Company to pay all insurance, taxes, and other maintenance costs. As a result, the Company recognizes assets and liabilities for leases with lease terms greater than 12 months. The amounts recognized reflect the present value of remaining lease payments for all leases. The discount rate used is an estimate of the Company’s blended incremental borrowing rate based on information available associated with each subsidiary’s debt outstanding at lease commencement. In considering the lease asset value, the Company considers fixed and variable payment terms, prepayments and options to extend, terminate or purchase. Renewal, termination, or purchase options affect the lease term used for determining lease asset value only if the option is reasonably certain to be exercised.
The following table details the Company’s right of use assets and lease liabilities as of June 28, 2025 and December 28, 2024 (in $000’s):

	June 28, 2025	December 28, 2024
Right of use asset - operating leases	$113	$121
Lease liabilities:
Current - operating	14	10
Long term - operating	107	113
As of June 28, 2025, the weighted average remaining lease term for operating leases is 4.4 years. The Company’s weighted average discount rate for operating leases is 12.8%. Total cash payments for operating leases for the 13 weeks ended June 28, 2025 was approximately $11,000. No cash payments for operating leases were made during the 13 weeks ended June

29, 2024. Additionally, the Company recognized approximately no right of use assets or lease liabilities during the 13 weeks ended June 28, 2025.
Total present value of future lease payments of operating leases as of June 28, 2025 (in $000’s):

Twelve months ended
2026	$34
2027	35
2028	37
2029	38
2030	16
Total	160
Less implied interest	(39)
Present value of payments	$121
Note 9: Intangible Assets
Intangible assets as of June 28, 2025 and December 28, 2024 consist of the following (in $000’s):

	June 28, 2025	December 28, 2024
Noncompete	$675	$—
Qoden intangible	1,536	1,536
Patents and domains	4	4
Trade names	3,175	2,675
Customer relationships	20,450	13,925
Developed technology	1,850	1,850
Intangible assets	27,690	19,990
Less accumulated amortization	(2,877)	(1,316)
Total intangible assets	$24,813	$18,674
Intangible amortization expense was $0.8 million and $0.2 million for the 13 weeks ended June 28, 2025 and June 29, 2024, respectively, and $1.6 million and $0.2 million for the 26 weeks ended June 28, 2025 and June 29, 2024, respectively.
Mswipe
Effective on May 9, 2025, the Company and our indirect, wholly-owned second tier Canadian subsidiary entered into an agreement to purchase all of the outstanding capital stock of an entity that, through its subsidiaries, offers multi-currency, fiat- and crypto-enabled payment card services (see Note 3).
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
Note 10: Goodwill
The following table details the Company's goodwill as of June 28, 2025 and December 28, 2024 (in $000's):

	Fintech	Biotech	Corporate and Other	Total
December 28, 2024	11,714	—	—	11,714
Mswipe acquisition	6,378	—	—	6,378
Mswipe tax adjustment	2,039			2,039
June 28, 2025	$20,131	$—	$—	$20,131
The Company accounts for purchased goodwill and intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. Goodwill recognized during the 26 weeks ended June 28, 2025 was approximately $6.4 million, and was due to the acquisition of Mswipe (see Note 3).

Note 11: Accrued Liabilities
Accrued liabilities as of June 28, 2025 and December 28, 2024 consist of the following (in $000’s):

	June 28, 2025	December 28, 2024
Compensation and benefits	$320	$204
Accrued guarantees	—	309
Accrued taxes	348	362
Accrued interest	827	789
Accrued Qoden payments	109	109
Accrued litigation/legal	—	50
Other	1,053	730
Total accrued expenses	$2,657	$2,553

Note 12: Debentures
Debentures outstanding as of June 28, 2025 and December 28, 2024 consisted for the following (in $000’s):

	June 28, 2025	December 28, 2024
Interest rate of 12%, maturity date of June 30, 2025	$563	$563
Total debentures	$563	$563
ALT5 Subsidiary issued seven debentures over a period from October 2018 through September 2019. The debentures bear interest at 12% per annum and mature as of June 30, 2025.
Note 13: Debt
Long-term debt as of June 28, 2025 and December 28, 2024 consisted of the following (in $000’s):

	June 28, 2025	December 28, 2024
Legacy subsidiary fixed deposits	$7,937	$4,247
Legacy subsidiary loan	4,285	3,782
Unaffiliated third-party	3,522	3,508
Seller notes	5,807	—
Other	—	33
Total notes payable, related parties	21,551	11,570
Less current portion	(4,285)	—
Total long-term notes payable, related parties	$17,266	$11,570
Legacy Subsidiary Fixed Deposits
ALT5 Subsidiary entered into several Corporate Fixed Deposit Agreements with otherwise unaffiliated third-parties, pursuant to which the Company became obligated for an aggregate of $5.5 million, as set forth in the respective agreements. Each obligation bears interest at a rate of 13% or 15% per annum, and has a maturity date range of April 2026 to March 2027. Several of these unaffiliated third-parties agreed to convert their respective investments into Future Equity Agreements for shares of the Company’s subsidiary, Alyea Therapeutic and, consequently, approximately $125,000 of these deposits were reclassified as non-controlling interest. As of June 28, 2025 and December 28, 2024, the outstanding aggregate obligations totaled approximately $7.9 million and $4.2 million, respectively.
Legacy Subsidiary Loan
On August 10, 2023, ALT5 Subsidiary entered into an extension agreement for a Bitcoin promissory note with an otherwise unaffiliated third-party. The Bitcoin promissory note is denominated in Bitcoin and, thus, is adjusted to its fair value each period. Pursuant to the terms of an extension agreement, the maturity date is August 2025. The promissory note bears interest at 15% per annum. As of June 28, 2025 and December 28, 2024, the outstanding balance of the note was approximately $4.3 million and $3.8 million, respectively.
Unaffiliated Third-Party Loans
ICG Note
On February 7, 2024, the Company amended its outstanding related party promissory obligations (the “ICG Note”) in favor of Isaac Capital Group LLC (“ICG”) to add a convertibility provision. In accordance with Nasdaq Rules, the per-share conversion price was set at $0.61, subject to standard adjustments for (i) stock dividends and splits, (ii) subsequent rights offerings, and (iii) pro rata distributions. The Company’s board of directors provided its approvals of the amendments on February 7, 2024. On March 6, 2024, ICG entered into a Note Purchase Agreement with an otherwise unaffiliated third party, under which the third party acquired the ICG Note. The terms and conditions of the ICG Note were not modified in connection with its acquisition by the third party. The principal amount of the ICG Note on the date of acquisition was approximately $1.2 million. As of June 28, 2025, the third party had converted $872,000 of the Company’s obligations under the ICG Note into 1.4 million shares of the Company’s common stock. As of June 28, 2025 and December 28, 2024, the amount outstanding on the ICG Note was approximately $0.4 million and $0.7 million, respectively.
Live Note
On February 7, 2024, the Company amended its outstanding related party promissory obligations (the “Live Note”) in favor of Live Ventures Incorporated (“Live”) to add a convertibility provision. In accordance with Nasdaq Rules, the per-share conversion price for each obligation, as amended, was set at $0.61, subject to standard adjustments for (i) stock dividends and splits, (ii) subsequent rights offerings, and (iii) pro rata distributions. The Company’s board of directors provided its final approvals of the amendments on February 7, 2024. On March 6, 2024, Live entered into a Note Purchase Agreement with another otherwise unaffiliated third party, under which the third party acquired the Live Note. The terms and conditions of the acquired Live Note were not modified in connection with its acquisition by the third party. The principal amount of the Live Note on the date of acquisition was approximately $1.0 million. As of June 28, 2025, the third party had converted $335,500 of the Company’s obligations under the Live Note into 550,000 shares of the Company’s common stock. As of June 28, 2025 and December 28, 2024, the amount outstanding on the Live Note was approximately $0.8 million and $0.8 million.
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
The Big Warrant is exercisable, at an exercise price of $1.71 per share, as follows: (i) 100,000 shares of Common Stock as of Original Issue Date, (ii) contingently for an additional 100,000 shares of Common Stock as of October 31, 2024, if, as of such date, the Company has not repaid in full its obligations under the Big Debenture, and (iii) contingently for an additional 200,000 shares of Common Stock as of January 29, 2025, if, as of such date, the Company has not repaid in full its obligations under the Big Debenture. The Company and the holder of the Big Warrant reached an agreement, pursuant to which the term of the final tranche of the Big Warrant was extended to August 20, 2027, the number of underlying shares was reduced to 192,982 shares of Common Stock, and the exercise price of $1.71 per share was unchanged.

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
Except as disclosed with respect to the final tranche of the Big Warrant, each Investor is required to exercise the initial tranche of each Warrant within 15 days of the Original Issue Date. Upon the vesting of each contingent tranche of a Warrant vest, each Investor shall exercise such vested, contingent tranche within 15 days of the vesting of such contingent tranche. If the Company consummates any equity or debt financing before satisfying in full its obligations under the Debentures, then 50% of every net dollar received by the Company from any such financing transaction shall be paid by the Company to the holders of the Debentures, on a pro rata basis, as a mandatory pre-payment thereof. In the event the Company has repaid all sums owing under a Debenture to the Investor, except for an amount equal to any non-conditional OID, the Company has the right, not the obligation, to exercise the vested portion of the Warrant held by the Debenture holder through a set-off of any or all such unpaid OID, on a dollar-for-dollar basis. The Warrants also feature a “cashless” exercise provision. In lieu of making the cash payment otherwise contemplated to be made to the Company upon exercise of a Warrant in payment of the aggregate exercise price, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of Common Stock determined according to a formula set forth in the Warrant.
During the quarter ended June 28, 2025, one of the two non-affiliated Investors exercised the remainder of the Small Warrant for a total of 45,455 shares (see Note 14). During the fourth quarter of the year ended December 28, 2024, the non-affiliated Investor exercised the Big Warrant for a total of 200,000 shares of the Company’s common stock, and the other two non-affiliated Investors exercised the Small Warrant for a total of 90,908 shares. Additionally, during the fourth quarter of the year ended December 28, 2024, these unaffiliated third-parties agreed to convert a portion their respective investment into Future Equity Agreements of the Company’s subsidiary, Alyea Therapeutics and, consequently, approximately $1.3 million was reclassified as non-controlling interest. During the 13 weeks ended June 28, 2025, the Company paid approximately $0.2 million, in principal and accrued interest, to one of the two non-affiliated Investors in settlement of its debt. As of June 28, 2025 and December 28, 2024, the outstanding balance due on the debentures was approximately $0.3 million and $0.5 million, respectively, consisting of principal and accrued interest.
Corporate Fixed Deposit Agreement
On September 19, 2024, ALT5 Subsidiary and an investor entered into a 12-month Corporate Fixed Deposit Agreement, pursuant to which ALT5 Subsidiary borrowed $1.5 million at an interest rate of 12% per annum, payable monthly, calculated on the then-unpaid principal amount. Upon maturity, ALT5 Subsidiary is obligated to repay the principal amount in full and any accrued and unpaid interest. The principal may be repaid in full, but not in part, with a pre-payment penalty equivalent to three month’s of interest. As of June 28, 2025 and December 28, 2024, the outstanding balance was approximately $1.6 million and $1.5 million, respectively, consisting of principal and accrued interest.
Personal Fixed Deposit Agreement
On February 1, 2025, ALT5 Subsidiary and an investor entered into a 24-month Personal Fixed Deposit Agreement, pursuant to which ALT5 Subsidiary borrowed $0.5 million at an interest rate of 13% per annum, payable monthly, calculated on the then-unpaid principal amount. Upon maturity, ALT5 Subsidiary is obligated to repay the principal amount in full and any accrued and unpaid interest. The principal may be repaid in full, but not in part, with a pre-payment penalty equivalent to three month’s of interest. As of June 28, 2025, the outstanding balance was approximately $0.5 million.
Seller Notes
Effective on May 9, 2025, the Company and our indirect, wholly-owned second tier Canadian subsidiary entered into an agreement to purchase all of the outstanding capital stock of an entity that, through its subsidiaries, offers multi-currency, fiat- and crypto-enabled payment card services (see Note 3). In connection with this transaction, the Company entered into promissory notes with the three sellers of Mswipe in the amount of $5.1 million, $676,000, and $376,000, respectively. The fair values assigned to the promissory notes, as calculated by a third-party firm, was approximately $4.7 million, $621,000, and $346,000, respectively. Each note bears interest at 3.99% per annum, and matures on June 29, 2026. As of June 28, 2025, the outstanding balance on the three notes was $4.8 million, $634,000, and $353,000, respectively.
Note 14: Related Party Debt
Long-term debt payable to related parties as of June 28, 2025 and December 28, 2024 consisted of the following (in $000’s):

	June 28, 2025	December 28, 2024
Isaac Capital Group, 10.0% interest rate, matures December 31, 2024	$30	$327
Live Ventures Incorporated, 10.0% interest rate, matures December 31, 2024	342	327
Isaac Capital Group short-term demand advance	23	48
Novalk Apps SAA, LLP short-term demand advance	100	110
Total notes payable, related parties	495	812
Less current portion	(495)	(812)
Total long-term notes payable, related parties	$—	$—
Total future maturities of long-term debt to related parties is as follows (in $000’s):

Twelve months ending March 29,
2026	$495
Total future maturities of long-term debt, related parties	$495
Isaac Capital Group LLC
On February 7, 2024, the Company amended its outstanding related party promissory obligations (the “ICG Note”) in favor of ICG to add a convertibility provision. In accordance with Nasdaq Rules, the per-share conversion price was set at $0.61, subject to standard adjustments for (i) stock dividends and splits, (ii) subsequent rights offerings, and (iii) pro rata distributions. The Company’s board of directors provided its approvals of the amendments on February 7, 2024. On March 6, 2024, ICG entered into a Note Purchase Agreement with an otherwise unaffiliated third party, under which the third party acquired the ICG Note. The terms and conditions of the ICG Note were not modified in connection with its acquisition by the third party. The principal amount of the ICG Note on the date of acquisition was approximately $1.2 million. As of June 28, 2025, the third party had converted approximately $307,000 of the Company’s obligation under the ICG Note into 502,852 shares of the Company’s common stock. As of June 28, 2025 and December 28, 2024, the amount outstanding on the ICG Note was approximately $30,000 and $0.3 million, respectively (see Note 20).
On April 18, 2024, ICG made a short-term demand advance to the Company in the amount of $0.1 million. The advance bears interest at a rate of 10% per annum until repaid. As of June 28, 2025 and December 28, 2024, the principal amount outstanding was $23,000 and $48,000, respectively (see Note 20).
Live Ventures Incorporated
On February 7, 2024, the Company amended its outstanding related party promissory obligations (the “Live Note”) in favor of Live Ventures to add a convertibility provision. In accordance with Nasdaq Rules, the per-share conversion price for each obligation, as amended, was set at $0.61, subject to standard adjustments for (i) stock dividends and splits, (ii) subsequent rights offerings, and (iii) pro rata distributions. The Company’s board of directors provided its final approvals of the amendments on February 7, 2024. On March 6, 2024, Live Ventures entered into a Note Purchase Agreement with another otherwise unaffiliated third party, under which the third party acquired the Live Note. The terms and conditions of the acquired Live Note were not modified in connection with its acquisition by the third party. The principal amount of the Live Note on the date of acquisition was approximately $1.0 million. As of June 28, 2025 and December 28, 2024, the amount outstanding on the Live Note was approximately $0.3 million and $0.3 million, respectively (see Note 20).
Novalk Apps SAA, LLP
On May 28, 2024 and June 3, 2024, Novalk Apps SAA, LLP (“Novalk”) made short-term demand advances in the amount of $120,000 and $100,000, respectively, to the Company. The advances bears interest at a rate of 10% per annum until repaid. As of June 28, 2025 and December 28, 2024, the principal amount outstanding was approximately $0.1 million (see Note 20).
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
Sieggreen
In a matter pending in the United States District Court for the District Of Nevada, Case No. 2:21-cv-01517-CDS-EJY, styled as Sieggreen, Individually and On Behalf of All Others Similarly Situated, Plaintiff, v. Live Ventures Incorporated, Jon Isaac, and Virland A. Johnson, Defendants, the Company was added as a defendant on March 6, 2023, and was served on March 23, 2023. Plaintiff has alleged causes of action against the Company for (i) violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and (ii) violation of Section 10(b) of the Securities Exchange Act of 1934 and Rules 10b-5(a) and 10b-5(c) promulgated thereunder. In June 2023 the Company filed a Motion to Dismiss, which the Court granted with leave for Plaintiffs to file a second amended complaint. Plaintiffs filed their Second Amended Complaint on October 31 2024. On December 16, 2024, the Company filed a Motion to Dismiss, regarding which, as of the date of these financial statements, the Court has not ruled. The Company strongly disputes and denies all of the allegations contained therein and will continue to defend itself vigorously against the claims.
Main/270
The Company is a defendant in an action filed on April 11, 2022, in the U.S. District Court Southern District of Ohio, Eastern Division, styled, Trustees Main/270, LLC, Plaintiff, vs ApplianceSmart, Inc. and JANONE, Inc., Defendant, Case no.: 2:22-cv-01938-ALM-EPD. The Company was a guarantor of the lease between the Plaintiff and ApplianceSmart, Inc. Plaintiff alleged a cause of action against the Company in respect of the guaranty and seeks approximately $90,000 therefor. Plaintiff also seeks approximately $1,420,000 against ApplianceSmart and the Company on a joint and several basis. Trial has already been conducted in this case. ALT5 Sigma is awaiting the judge’s decision.The Company does not believe that it is obligated to Plaintiff in that amount and the parties continue to negotiate a potential settlement.
Gulf Coast Bank and Trust vs. ALT5 Sigma Corporation, et al.
Alt5 Sigma posted a $900,000 cash bond with the Court that is earning interest. Plaintiff seeks the payment of outstanding amounts related to a loan guarantee that existed for a prior subsidiary, ARCA Recycling Inc., in the amount of approximately $1.6 million, inclusive of principal, interest, and attorneys’ fees to date. ALT5 Sigma believes that Gulf Coast did not collect accounts receivable, inventory, and equipment of the prior subsidiary, as debtor, in a commercially reasonable manner, which resulted in substantial loss of collateral value. Experts were designated by July 31, 2025, and their depositions are being scheduled for the month of August. Both sides have already taken non-expert depositions. Trial is not yet set, but is expected sometime in 2026. Venue is Hennepin County, Minnesota.
First Capital Consulting, Inc. DBA Trusaic vs. ALT5 Sigma Corporation
Trial is scheduled to start on June 29, 2026. Plaintiff is seeking $97,696.42, plus costs and interest, against ALT5 Sigma for unpaid obligations of entities that no longer exist or do not have any assets, i.e., ARCA Recycling Inc. and Customer Connexx LLC. Plaintiff alleges that ALT5 Sigma, as the parent company at the time, should be responsible for the fees. ALT5 Sigma believes that it is not responsible for the fees, as the unpaid services were provided for the two subsidiaries and not for the corporate parent. Venue is Los Angeles County, California.
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
The Company is party from time to time to other ordinary course disputes that we do not believe to be material to our financial condition as of June 28, 2025.
Note 16: Stockholders’ Equity
Common Stock: Our Articles of Incorporation authorize 200,000,000 shares of common stock that may be issued from time to time having such rights, powers, preferences and designations as the Board of Directors may determine. During the 13 weeks ended June 28, 2025 and June 29, 2024, no shares of common stock were issued in lieu of professional services.
During second quarter ended June 28, 2025, the Company issued 100,000 shares of its common stock to one individual under the Company’s 2023 Equity Incentive Plan. The aggregate value of the shares at issuance was approximately $605,000.
During second quarter ended June 28, 2025, the Company issued 17,511 shares of its common stock to a non-affiliated third-party in exchange for brokerage services rendered.
During the second quarter ended June 28, 2025, the Company issued an aggregate of 700,000 restricted stock units to Tony Isaac, the Company’s President. 350,000 of the restricted stock units were issued from the Company’s 2024 Plan and 350,000 were issued from the Company’s 2023 Plan. The aggregate value of the shares at issuance was approximately $1.4 million.
During second quarter ended June 28, 2025, pursuant to the terms and conditions of a related party promissory note, the Company converted approximately $323,000 of obligations into 529,161 shares of the Company's common stock (see Note 14).
During second quarter ended June 28, 2025, pursuant to the terms and conditions of a related party promissory note, the Company converted approximately $306,000 of obligations into 502,852 shares of the Company's common stock (see Note 14).
On May 15, 2025, pursuant to the terms and conditions of a promissory note, the Company converted approximately $91,500 of obligations into 150,000 shares of the Company's common stock (see Note 13).
On May 9, 2025, the Company acquired Mswipe. As consideration under the acquisition, the Company issued 1,000,000 shares of its common stock to the sellers of Mswipe (see Note 3).

On May 2, 2025, the Company entered into a licensing agreement with a non-affiliated third-party, pursuant to which the third-party will provide software licensing and support to the Company. In connection with the agreement, the Company issued to the third-party 300,000 shares of its common stock.
During the first quarter ended March 29, 2025, the Company issued 45,455 shares of its common stock related to the exercise of warrants under the Small Debenture (see Note 13).
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
As of June 28, 2025, and December 28, 2024, there were 20,455,923 and 15,417,693 shares, respectively, of common stock issued and outstanding.
Equity Offerings: The Company’s 2024 Plan, which was adopted by the Board in November 2024 and approved by the stockholders at the 2024 annual meeting of stockholders, replaces the 2023 Plan, which replaced the 2016 Plan, which replaced the 2011 Plan. Under the 2024 Plan, the maximum aggregate number of shares, which may be subject to or delivered under Awards granted under the Plan is 2,800,000 shares. Awards may be in the form of a Stock Award, Option, Stock Appreciation Right, Stock Unit, or Other Stock-based Award granted in accordance with the terms of the respective Plan. During the 13 weeks ended June 28, 2025, there were no grants under the 2024 Plan.
The Company’s 2023 Plan, which was adopted by the Board in August 2023 and approved by the stockholders at the 2023 Annual Meeting of Stockholders, replaces the 2016 Plan, which replaced the 2011 Plan. Under the 2023 Plan, the maximum aggregate number of shares, which may be subject to or delivered under Awards granted under the Plan is two million (2,000,000) shares. Awards may be in the form of a Stock Award, Option, Stock Appreciation Right, Stock Unit, or Other Stock-based Award granted in accordance with the terms of the respective Plan. During the 13 weeks ended June 28, 2025 and June 29, 2024, the Company recognized $0 and $345,000 in share-based compensation expense related to the 908,852 RSU’s that were awarded and immediately vested.
The Company’s 2016 Plan authorizes the granting of awards in any of the following forms: (i) incentive stock options, (ii) nonqualified stock options, (iii) restricted stock awards, and (iv) restricted stock units, and expires on the earlier of October 28, 2026, or the date that all shares reserved under the 2016 Plan are issued or no longer available. On November 4, 2020, the Company amended the 2016 Plan to increase the issuance of common shares from 400,000 to 800,000. The vesting period is determined by the Board of Directors at the time of the stock option grant. As of June 28, 2025 and December 28, 2024, 100,000 options were outstanding under the 2016 Plan.
The Company's 2011 Plan authorizes the granting of awards in any of the following forms: (i) stock options, (ii) stock appreciation rights, and (iii) other share-based awards, including but not limited to, restricted stock, restricted stock units or performance shares, and expired on the earlier of May 12, 2021, or the date that all shares reserved under the 2011 Plan are issued or no longer available. As of June 28, 2025 and December 28, 2024, 8,000 were outstanding under the 2011 Plan. No additional awards will be granted under the 2011 Plan.
The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no stock options granted during the 13 weeks ended June 28, 2025.

Additional information relating to all outstanding stock options is as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Outstanding at December 28, 2024	108,000	$5.03	$68	5.5
Outstanding at March 29, 2025	108,000	$5.03	$68	5.3
Cancelled/expired	(88,000)	$5.31
Outstanding at June 28, 2025	20,000	$5.19	$86	3.8
Exercisable at June 28, 2025	20,000	$5.19	$86	3.8
The Company recognized $0 and $1.2 million in share-based compensation expense related to restricted stock units for the 13 weeks ended June 28, 2025 and June 29, 2024, respectively, and $0 and $1.5 million for the 26 weeks ended June 28, 2025 and June 29, 2024, respectively.
As of June 28, 2025, the Company has the Company had no unrecognized share-based compensation expense associated with equity awards.
Series A-1 Convertible Preferred Stock
Shares of Series A-1 Preferred Stock are convertible into the Company’s common shares at a ratio of 20:1. 44,250 shares were converted during the 13 weeks ended June 28, 2025. As of June 28, 2025 and December 28, 2024, there were 0 and 23,480 shares of Series A-1 Convertible Preferred Stock outstanding, respectively.
Series I Convertible Preferred Stock
Shares of Series I Preferred Stock are convertible into the Company’s common shares at a ratio of 100:1. No shares were converted during the 13 weeks ended June 28, 2025. As of June 28, 2025 and December 28, 2024, there were 17,000 shares of Series I Convertible Preferred Stock outstanding.
Series Q Convertible Preferred Stock
Shares of Series Q Preferred Stock are convertible into the Company’s common shares at a ratio of 1:1. 192,752 shares were converted during the 13 weeks ended June 28, 2025. As of June 28, 2025 and December 28, 2024, there were 732,460 shares of Series Q Convertible Preferred Stock outstanding.
Series S Preferred Stock
On December 28, 2022 the Company acquired Soin Therapeutics by way of merger. In connection with this transaction, with a potential value of up to $30 million, the Company tendered 100,000 shares of the Company's Series S Convertible Preferred Stock. Shares of Series S Convertible Preferred Stock are convertible into the Company’s common shares at a ratio of 1:1. No shares were converted during the 13 weeks ended June 28, 2025. As of June 28, 2025 and December 28, 2024, there were 100,000 shares of Series S Convertible Preferred Stock outstanding.
Series V Convertible Preferred Stock
Shares of Series V Preferred Stock are convertible into the Company’s common shares at a ratio of 120:1. During the 13 weeks ended June 28, 2025, all outstanding shares of Series V Preferred Stock were converted into 600,000 shares of the Company’s common stock (see above). As of June 28, 2025 and December 28, 2024, there were 0 and 5,000 shares of Series V Convertible Preferred Stock outstanding, respectively.

Note 17: Mezzanine Equity
During the year ended December 28, 2024, the Company reclassified approximately $2.7 million from mezzanine equity to current liabilities, and approximately $8.0 million from mezzanine equity to permanent equity. As of June 28, 2025, the outstanding balance in mezzanine equity was approximately $3.9 million.

Note 18: Earnings Per Share
Net income (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the applicable period. Basic weighted average common shares outstanding do not include shares of restricted stock that have not yet vested, although such shares are included as outstanding shares in the Company’s Consolidated Balance Sheet. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding and if dilutive, potential common shares outstanding during the period. Potential common shares consist of the additional common shares issuable in respect of restricted share awards, stock options, warrants, and convertible preferred stock.
The following table presents the computation of basic and diluted net income (loss) per share (in $000’s, except share and per–share data):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Continuing Operations
Basic and diluted
Net (loss) income from continuing operations	$(5,502)	$970	$(7,823)	$(653)
Weighted average common shares outstanding	18,550,568	8,404,102	17,050,637	8,426,349
Basic and diluted (loss) income per share from continuing operations	$(0.30)	$0.12	$(0.46)	$(0.08)
Diluted
Net (loss) income from continuing operations	$(5,502)	$970	$(7,823)	$(653)
Weighted average common shares outstanding	18,550,568	8,404,102	17,050,637	8,426,349
Diluted (loss) income per share from continuing operations	$(0.30)	$0.12	$(0.46)	$(0.08)
Discontinued Operations
Basic and diluted
Net loss from discontinued operations	$(3,613)	$(381)	$(4,153)	$(902)
Weighted average common shares outstanding	18,550,568	8,404,102	17,050,637	8,426,349
Basic and diluted loss per share from discontinued operations	$(0.19)	$(0.05)	$(0.24)	$(0.11)
Diluted
Net loss from discontinued operations	$(3,613)	$(381)	$(4,153)	$(902)
Weighted average common shares outstanding	18,550,568	8,404,102	17,050,637	8,426,349
Diluted loss per share from discontinued operations	$(0.19)	$(0.05)	$(0.24)	$(0.11)
Total
Basic and diluted
Net (loss) income	$(9,115)	$589	$(11,976)	$(1,555)
Weighted average common shares outstanding	18,550,568	8,404,102	17,050,637	8,426,349
Basic and diluted (loss) income per share	$(0.49)	$0.07	$(0.70)	$(0.18)
Diluted
Net (loss) income	$(9,115)	$589	$(11,976)	$(1,555)
Weighted average common shares outstanding	18,550,568	8,404,102	17,050,637	8,426,349
Diluted (loss) income per share	$(0.49)	$0.07	$(0.70)	$(0.18)
Potentially dilutive securities totaling approximately 9.2 million and 0.1 million were excluded from the calculation of diluted earnings per share for the 13 weeks ended June 28, 2025 and June 29, 2024, respectively, because the effects were anti-dilutive.

Note 19: Income Taxes
The Company recorded an income tax benefit from continuing operations of approximately $0.4 million and $2.8 million for the 13 weeks ended June 28, 2025 and June 29, 2024, respectively, and an income tax expense from discontinued operations of $3.0 million and an income tax benefit of $0.1 million for the 13 weeks ended June 28, 2025 and June 29, 2024, respectively. The Company recorded an income tax benefit from continuing operations of approximately $0.1 million and $2.7 million for the 26 weeks ended June 28, 2025 and June 29, 2024, respectively, and an income tax expense from discontinued operations of $3.0 million and an income tax benefit of $0.2 million for the 26 weeks ended June 28, 2025 and June 29, 2024, respectively. The Company’s overall effective tax rate was 3.1% and 65.3% for the 26 weeks ended June 28, 2025 and June 29, 2024, respectively. The effective tax rates and related provisional tax amounts vary from the U.S. federal statutory rate primarily due to state taxes and certain non-deductible expenses.
Note 20: Segment Information
The Company operates within targeted markets through two reportable segments for continuing operations: Fintech, Biotech, and Corporate and Other. On May 21, 2025, the Company disclosed that June 2, 2025 would be the record date for a transaction involving the Company’s formal separation of its Biotech segment, also known as Alyea (see Note 4). Consequently, the Biotech segment is being presented as discontinued operations for the 13 and 26 weeks ended June 28, 2025 and June 29, 2024.

The following tables present the Company's segment information for the 13 weeks ended June 28, 2025 and June 29, 2024 (in $000's):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Revenues
Fintech	$6,378	$2,169	$11,892	$2,169
Corporate and other	—	—	—	—
Discontinued operations	—	—	—	—
Total Revenues	$6,378	$2,169	$11,892	$2,169
Gross profit
Fintech	$2,775	$1,098	$5,366	$1,098
Corporate and other	—	—	—	—
Discontinued operations	—	—	—	—
Total Gross profit	$2,775	$1,098	$5,366	$1,098
Operating loss
Fintech	$(1,079)	$261	$(1,442)	$261
Corporate and other	(1,016)	(2,695)	(2,283)	(3,845)
Discontinued operations	(657)	(482)	(1,197)	(1,138)
Total Operating loss	$(2,752)	$(2,916)	$(4,922)	$(4,722)
Depreciation and amortization
Fintech	$834	$179	$1,561	$179
Corporate and other	—	—	—	—
Discontinued operations	643	482	1,126	1,121
Total Depreciation and amortization	$1,477	$661	$2,687	$1,300
Interest expense, net
Fintech	$395	$157	$772	$157
Corporate and other	155	(161)	498	91
Discontinued operations	—	—	—	—
Total Interest expense (income), net	$550	$(4)	$1,270	$248
Net loss before income taxes
Fintech	$(4,760)	$850	$(5,687)	$850
Corporate and other	(1,174)	(2,630)	(2,283)	(4,193)
Discontinued operations	(657)	(482)	(1,197)	(1,138)
Total Net income before income taxes	$(6,591)	$(2,262)	$(9,167)	$(4,481)
Note 21: Related Parties
Shared Services
Tony Isaac, the Company’s President, is the father of Jon Isaac, President and Chief Executive Officer of Live Ventures and managing member of Isaac Capital Group LLC (“ICG”). Tony Isaac is a member of the Board of Directors of Live Ventures. The Company also shares certain executive, accounting and legal services with Live Ventures. The total services shared were approximately $30,000 and $34,000 for the 13 weeks ended June 28, 2025 and June 29, 2024, respectively, and $58,000 and $109,000 for the 26 weeks ended June 28, 2025 and June 29, 2024, respectively. ALT5 rents approximately 9,900 square feet of office space from Live Ventures in Las Vegas, Nevada.
Notes with Live Ventures and ICG
On February 7, 2024, the Company entered into a promissory notes with each of Live Ventures and ICG. The initial principal amount of each note is $300,000, with an interest rate of 10% per annum. At the Company’s option, the obligation under each note is convertible after the six-month anniversary thereof at a per-share conversion price of $0.61, subject to standard adjustments for (i) stock dividends and splits, (ii) subsequent rights offerings, and (iii) pro rata distributions. The Company’s board of directors approved the issuance of the two notes on February 7, 2024. As of June 28, 2025 and December 28, 2024, the balances outstanding on the Live Ventures and ICG promissory notes were approximately $0.3 million and $30,000, respectively, consisting of principal and accrued interest (see Note 13).
Short-Term Advances
On April 18, 2024, ICG made a short-term demand advance to the Company in the amount of $0.1 million. The advance bears interest at a rate of 10% per annum until repaid. As of June 28, 2025 and December 28, 2024, the principal amount outstanding was $23,000 and $48,000, respectively (see Note 13).
On May 28, 2024 and June 3, 2024, Novalk made short-term demand advances in the amount of $120,000 and $100,000, respectively, to the Company. Juan Yunis, an employee of Live Ventures, is the managing member of Novalk. The advances bears interest at a rate of 10% per annum until repaid. As of June 28, 2025 and December 28, 2024, the principal amount outstanding was $0.1 million (see Note 13).
Note 22: Subsequent event
The Company has evaluated subsequent events through the filing of this Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to disclosures in its condensed consolidated financial statements other than as discussed below:
Registered Direct Offering
On or about August 12, 2025, the Company is contemplating the consummation transactions whereby the Company would enter into securities purchase agreements (the “Registered Offering Purchase Agreements”) with certain institutional investors pursuant to which the Company agreed to issue to the Purchasers (as defined therein), in a registered direct offering (the “Registered Offering”), an aggregate of 100,000,000 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), at a purchase price of $7.50 per share.
The Company intends to use up to $10,000,000 of the net proceeds from the Registered Offering to settle existing litigation, pay existing debt, and fund the Company’s existing business operations, and the balance of the net proceeds will be used to fund the acquisition of $WLFI tokens from World Liberty Financial, Inc. (the “Lead Investor”), pursuant to a Token Purchase Agreement, and the establishment of the Company’s cryptocurrency treasury operations. The shares of Common Stock to be issued in the Registered Offering will be issued pursuant to a prospectus supplement, which was filed with the Securities and Exchange Commission on August 11, 2025, in connection with a takedown from the Company’s shelf registration statement on Form S-3, as amended, (File No. 333-289176), which was declared effective by the Securities and Exchange Commission on August 8, 2025.
Private Placement Offering
Also on or about August 12, 2025, the Company is contemplating the consummation of transactions resulting from a the Securities Purchase Agreement (the “Private Placement Purchase Agreement” and, together with the Registered Offering Purchase Agreements, the “Purchase Agreements”), with the Lead Investor, pursuant to which the Company would to receive $750 million of $WLFI tokens and is scheduled to issue the Lead Investor, in a concurrent private placement (the “Private Placement” and together with the Registered Offering, the “Offerings”), 1,000,000 shares of Common Stock at a purchase price of $7.50 per share (the “PIPE Shares”), and pre-funded warrants (the “PIPE Pre-Funded Warrants”) to purchase up to 99,000,000 shares of Common Stock at a purchase price of $7.499 per PIPE Pre-Funded Warrant (the “PIPE Pre-Funded Warrant Shares”). Each of the PIPE Pre-Funded Warrants is contemplated to be exercisable for one share of Common Stock at an exercise price of $0.001 per share. The PIPE Pre-Funded Warrants are not scheduled to be exercisable until the Company has obtained shareholder approval to: (i) allow the issuance of shares underlying the PIPE Pre-Funded Warrant in excess of 19.99% of the shares of common stock outstanding immediately prior to the execution of the Purchase Agreement (the “Exchange Cap”); and (ii) filed an amendment to its Articles of Incorporation to increase the number of authorized shares of common stock (the “Amendment”). Following the effectiveness of the Amendment, the PIPE Pre-Funded Warrants may be exercised at any time until all of the PIPE Pre-Funded Warrants are exercised in full, subject to certain beneficial ownership limitations and the approval by the Company’s stockholders of the transaction such that the Nasdaq “Exchange Cap” will no longer be applicable.
It is contemplated that the Company will agree to hold an annual or special meeting of stockholders on or prior to September 30, 2025 and to file a Preliminary Proxy Statement with the Commission with the date that is twenty (20)

business days following the closing date for the purpose of obtaining the stockholder approval to the Exchange Cap and the Amendment (the “Stockholder Approval”), with the recommendation of the Company’s Board of Directors that the proposal to approve the Amendment. If the Company does not obtain Stockholder Approval at the first meeting, the Company is obligated to call a meeting every ninety (90) days thereafter to seek Stockholder Approval until the date on which Stockholder Approval is obtained.
Pursuant to the Private Placement Purchase Agreement, it is contemplated that the Lead Investor would be issued Common Stock Purchase Warrants (the “Lead Investor Warrants”) pursuant to which the Lead Investor would be issued warrants to purchase up to 10% of the number of shares of common stock or pre-funded warrants sold in the offering, or 20 million shares of common stock. The Lead Investor Warrants would be exercisable (i) 8,000,000 shares of Common Stock at an exercise price of $7.50 per share of Common Stock; (ii) 8,000,000 shares of Common Stock at an exercise price of $8.25 per share of Common Stock; (iii) 8,000,000 shares of Common Stock at an exercise price of $9.00 per share of Common Stock; and (iv) 8,000,000 shares of Common Stock at an exercise price of $9.75 per share of Common Stock, subject to adjustment. The issuance of the shares of Common Stock underlying the exercise of the Lead Investor Warrants (the “Lead Warrant Shares”) are also subject to shareholder approval of the Exchange Cap and the Amendment.
The issuance and sale of the PIPE Shares, the PIPE Pre-Funded Warrants, the Lead Investor Warrants and the Lead Investor Shares, (the “PIPE Securities”) will not be, and are not, registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws. The PIPE Securities will be issued in reliance on the exemption from registration provided by Section 4(a)(2) under the Securities Act and/or Regulation D promulgated thereunder for transactions not involving a public offering. Pursuant to the terms of the Registration Rights Agreement (as defined herein), the Company is required to file a registration statement providing for the resale of the PIPE Securities within 15 days of the closing of the Private Placement.
The Registered Offering is expected to result in gross proceeds of $750 million and the Private Placement is expected to result in the receipt of $750 million of $WLFI tokens, in each case before deducting placement agent commissions and other offering expenses. The closing of the Offerings is contemplated to occur on or about August 12, 2025, subject to the satisfaction of customary closing conditions.
Pursuant to the Purchase Agreements, the Company will agree not to issue, enter into any agreement to issue, or announce the issuance or proposed issuance of any shares of Common Stock or Common Stock equivalents, or file any registration statement or any amendment or supplement thereto, for a period of thirty (30) days after the initial registration statement has been declared effective, subject to certain customary exceptions, including the use of the Sales Agreement (as defined herein), without the consent of the Purchasers, the Lead Investor, and the Placement Agent.
Placement Agency Agreements
The Company entered into a Placement Agency Agreement with A.G.P./Alliance Global Partners (the “Placement Agent”), dated August 11, 2025, pursuant to which the Placement Agent will act as the exclusive placement agent for the Company in connection with the Registered Offering (the “RD Placement Agency Agreement). Pursuant to the RD Placement Agency Agreement, the Company agreed to pay the Placement Agent a cash fee of 3% of the gross proceeds from the Registered Offering and to issue to the Placement Agent (or its designees) warrants to purchase that number of shares of Common Stock equal to 3% of the securities sold in the Registered Offering, which will be exercisable beginning 180 days following the closing date, and have an initial exercise price per share of Common Stock of $8.25 (the “Placement Agent Warrants”). In addition, the Company agreed to reimburse the Placement Agent for up to $475,000 of its fees and expenses, and up to $10,000 in non-accountable expenses, in connection with the Registered Offering.
The Company also entered into a Placement Agency Agreement with the Placement Agent, dated August 11, 2025, pursuant to which the Placement Agent will act as the exclusive placement agent for the Company in connection with the Private Placement (the “PIPE Placement Agency Agreement). Pursuant to the PIPE Placement Agency Agreement, the Company agreed to pay the Placement Agent (or its designees) a cash fee of (i) $6,500,000 for all tokens paid for the securities sold in the Private Placement in excess of $500,000,000 and (ii) 3% of the gross proceeds of cash paid for the securities sold in the Private Placement Offering by the Placement Agent, and to issue to the Placement Agent, Placement Agent Warrants equal to 3% of the securities sold in the Private Placement, which will be exercisable beginning 180 days following the closing date, and have an initial exercise price per share of Common Stock of $8.25. In addition, the Company agreed to reimburse the Placement Agent for up to $475,000 of its fees and expenses, and up to $10,000 in non-accountable expenses, in connection with the Private Placement.

The issuance of the Placement Agent Warrants and the shares of Common Stock underlying the Placement Agent Warrants (the “Placement Agent Warrant Shares”) will not be registered under the Securities Act or any state securities laws. The Placement Agent Warrant Shares will be issued in reliance on the exemption from registration provided by Section 4(a)(2) under the Securities Act and/or Regulation D promulgated thereunder for transactions not involving a public offering.
The Placement Agency Agreement contains customary representations, warranties, and agreements by the Company, customary conditions to closing, indemnification obligations of the Company, other obligations of the parties, and termination provisions.
Registration Rights Agreement
It is contemplated that on or about August 11, 2025, the Company and the Lead Investor will enter into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Company will agree to file a registration statement (the “Resale Registration Statement”), providing for the resale of the PIPE Securities within 15 days of the closing of the Private Placement, to have such registration statement declared effective with 30 days of the filing date (or 60 days, if the Securities and Exchange Commission conducts a full review) (the date of such effectiveness, the “Effective Date”), and to maintain the effectiveness of such registration statement.
Asset Management Agreement
Further, it is contemplated that, on or about August 11, 2025 (the “AMA Commencement Date”), the Company will enter into an Asset Management Agreement (the “Asset Management Agreement”) with Kraken (the “Asset Manager”), pursuant to which the Asset Manager will agree to provide discretionary investment management services with respect to the Company’s cryptocurrency treasury. The term of the Asset Management Agreement is for thirty (30) days renewable upon the mutual consent of the parties. The Asset Manager will receive a nominal fee as compensation for its services under the Asset Management Agreement.
Lock-Up Agreements
Pursuant to the Purchase Agreements, it is contemplated that the Company will not issue, enter into any agreement to issue, or announce the issuance or proposed issuance of any shares of Common Stock or Common Stock equivalents, or file any registration statement or any amendment or supplement thereto, for a period of 30 days after the Effective Date, subject to certain customary exceptions, including the use of the Sales Agreement (as defined herein), without the consent of the Purchasers, the Lead Investor and the Placement Agent.
In addition, each of the Company’s directors and executive officers are contemplated to become subject to a lock-up agreement, which prohibits them from offering for sale, pledging, announcing the intention to sell, selling, contracting to sell, granting any option, right or warrant to purchase, or otherwise transferring or disposing of, 50% of their shares of Common Stock or any securities convertible into or exercisable or exchangeable for shares of Common Stock for a period of 90 days following the Effective Date and the remaining 50% upon the later of ninety (90) days after the Effective Date or the effective date of the Stockholder Approval. It is contemplated that the lock-up agreements will not prohibit our directors and executive officers and the selling stockholder from transferring shares of our common stock for bona fide estate or tax planning purposes, subject to certain requirements, including that the transferee be subject to the same lock-up terms.
The ATM Agreement
On August 11, 2025, the Company entered into an ATM Sales Agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners, as sales agent (the “Agent”) to sell shares of its Common Stock, having an aggregate offering price of up to $1,000,000,000 (the “ATM Shares”) from time to time, through an “at the market offering” (the “ATM Offering”) as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), registered pursuant to a prospectus supplement to the Company’s effective Registration Statement on Form S-3, as amended, (File No. 333-289176).
Pursuant to the Sales Agreement, the Agent will be entitled to compensation on the ATM Shares sold in the ATM Offering at a commission rate of 2.5% of the gross sales price per Share on the first $500 million of Shares sold and 2.0% of the gross sales price per Share on all sales of Shares thereafter.

The information in included in this Note 22 shall not constitute an offer to sell or the solicitation of any offer to buy the Shares, nor shall there be any offer, solicitation or sale of the Shares in any state in which such offer, solicitation, or sale would be unlawful prior to registration or qualification under the securities laws of such state.

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
During the periods disclosed in this Quarterly Report, we operated three reportable segments:
•Fintech: Our Fintech segment provides next generation blockchain-powered technologies for tokenization, trading, clearing, settlement, payment, and safe-keeping of digital assets
•Biotechnology: Our Biotechnology segment is focused on finding treatments for conditions that cause severe pain and bringing to market drugs with non-addictive pain-relieving properties. We have previously announced our intention to capitalize a subsidiary with certain of our biotechnology assets, acquire an additional biotechnology asset, and then engage in a financing of that subsidiary. The short-term intended result of that series of transactions would be for to decouple it from us so that it would operate on a stand-alone basis. On May 21, 2025, the Company disclosed that June 2, 2025 would be the record date for a transaction involving the Company’s formal separation of its Biotech segment, also known as Alyea. Consequently, the Biotech segment is being presented as discontinued operations for the 13 and 26 weeks ended June 28, 2025 and June 29, 2024.
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
For the Thirteen Weeks Ended June 28, 2025 and June 29, 2024
Results of Operations
The following table sets forth certain statement of operations items and as a percentage of revenue, for the periods indicated (in $000's):

	13 Weeks Ended	13 Weeks Ended
	June 28, 2025	June 29, 2024
Select Data:
Revenue	$6,378	$2,169
Gross profit	2,775	1,098
Selling, general and administrative expenses	4,870	3,532
Interest (expense) income, net	(550)	4
Net loss from continuing operations before provision of income taxes	(5,934)	(1,780)
Income tax benefit from continuing operations	(432)	(2,750)
Net income (loss) from continuing operations	(5,502)	970
Net loss from discontinued operations before provision of income taxes	$(657)	$(482)
Income tax expense (benefit) from discontinued operations	2,956	(101)
Net loss from discontinued operations	$(3,613)	$(381)
Net (loss) income	$(9,115)	$589

Adjusted EBITDA (a)
Fintech	$(200)	$485
Corporate & Other	(1,076)	—
Discontinued operations	(15)	(1,402)
Total Adjusted EBITDA	$(1,291)	$(917)

Adjusted EBITDA as a percentage of revenue
Fintech	(3.1%)	22.4%
Corporate & Other	N/A	N/A
Discontinued operations	N/A	N/A
Consolidated adjusted EBITDA as a percentage of revenue	(20.2%)	(42.3%)
(a)See reconciliation of net income to Adjusted EBITDA below.

The following tables set forth revenues for key product and service categories, percentages of total revenue and gross profits earned by key product and service categories and gross profit percent as compared to revenues for each key product category indicated (in $000's):

	13 Weeks Ended		13 Weeks Ended
	June 28, 2025		June 29, 2024
	Net Revenue	Percent of Total	Net Revenue	Percent of Total
Revenue
Fintech	$6,378	100.0%	$2,169	100.0%
Corporate & Other	—	—%	—	—%
Discontinued operations	—	—%	—	—%
Total revenue	$6,378	100.0%	$2,169	100.0%

	13 Weeks Ended		13 Weeks Ended
	June 28, 2025		June 29, 2024
	Gross Profit	Gross Profit Percentage	Gross Profit	Gross Profit Percentage
Gross Profit
Fintech	$2,775	43.5%	$1,098	50.6%
Corporate & Other	—	—%	—	—%
Discontinued operations	—	—%	—	—%
Total gross profit	$2,775	43.5%	$1,098	50.6%
Revenue
Revenue increased by approximately $4.2 million for the 13 weeks ended June 28, 2025, as compared to the 13 weeks ended June 29, 2024. The increase is due to the acquisition of ALT5 Subsidiary during May 2024, as well as Mswipe during May 2025.
Gross Profit
Gross profit increased by approximately $1.7 million for the 13 weeks ended June 28, 2025, as compared to the 13 weeks ended June 29, 2024. The increase is primarily due to the acquisition of ALT5 Subsidiary during May 2024, as well as Mswipe during May 2025.
Selling, General and Administrative Expense
Selling, general and administrative expenses increased by approximately $1.5 million for the 13 weeks ended June 28, 2025, as compared to the 13 weeks ended June 29, 2024, primarily due to the acquisition of ALT5 Subsidiary during May 2024, as well as Mswipe during May 2025.
Interest Expense, net
Interest expense, net increased by approximately $560,000 for the 13 weeks ended June 28, 2025, as compared to the 13 weeks ended June 29, 2024 primarily due to the acquisition of ALT5 Subsidiary during May 2024.
Unrealized Loss on Marketable Securities
Unrealized loss on marketable securities for the 13 weeks ended June 29, 2024 was approximately $180,000. An unrealized gain or loss on marketable securities was recorded to mark to fair value securities received in connection to the sale of GeoTraq. No such unrealized gain or loss on marketable was recorded during the 13 weeks ended June 28, 2025.

Segment Performance
We report our business in the following segments: Fintech, Biotechnology and Corporate and Other. On May 21, 2025, the Company disclosed that June 2, 2025 would be the record date for a transaction involving the Company’s formal separation of its Biotech segment, also known as Alyea. Consequently, the Biotech segment is being presented as discontinued operations for the 13 weeks ended June 28, 2025 and June 29, 2024..
Operating loss by operating segment, is defined as loss before net interest expense, other income and expense, provision for income taxes ($000’s).

	13 Weeks Ended June 28, 2025				13 Weeks Ended June 29, 2024
	Fintech	Corporate and Other	Biotechnology	Total	Fintech	Corporate and Other	Biotechnology	Total
Revenue	$6,378	$—	$—	$6,378	$2,169	$—	$—	$2,169
Cost of revenue	3,603	—	—	3,603	1,071	—	—	1,071
Gross profit	2,775	—	—	2,775	1,098	—	—	1,098
Selling, general and administrative expense	3,854	1,016	657	5,527	837	2,695	482	4,014
Operating (loss) income	$(1,079)	$(1,016)	$(657)	$(2,752)	$261	$(2,695)	$(482)	$(2,916)
Fintech Segment
Our Fintech segment consists of ALT5 Subsidiary, which was acquired during May 2024, as well as Mswipe, which was acquired during May 2025. Revenue for the 13 weeks ended June 28, 2025 was approximately $6.4 million, and gross margin percentage was 43.5%. Operating loss for the fiscal year ended 13 weeks ended June 28, 2025 was approximately $1.1 million.
Corporate and Other Segment
Our Corporate and Other segment generated no revenue for the for the 13 weeks ended June 28, 2025 and the 13 weeks ended June 29, 2024. Selling, general and administrative expenses decreased primarily due to decreased costs for legal and other professional services.
Biotechnology Segment
On May 21, 2025, the Company disclosed that June 2, 2025 would be the record date for a transaction involving the Company’s formal separation of its Biotech segment, also known as Alyea. Consequently, the Biotech segment is being presented as discontinued operations for the 13 weeks ended June 28, 2025 and June 29, 2024. Our Biotech segment generated no revenue for the for the 13 weeks ended June 28, 2025 and the 13 weeks ended June 29, 2024. Selling, general and administrative expenses increased moderately due to increased professional fees.
For the Twenty-Six Weeks Ended June 28, 2025 and June 29, 2024
Results of Operations
The following table sets forth certain statement of operations items and as a percentage of revenue, for the periods indicated (in $000's):

	26 Weeks Ended	26 Weeks Ended
	June 28, 2025	June 29, 2024
Select Data:
Revenue	$11,892	$2,169
Gross profit	5,366	1,098
Selling, general and administrative expenses	9,091	4,682
Interest (expense) income, net	(1,270)	(248)
Loss from continuing operations before provision of income taxes	(7,970)	(3,343)
Income tax benefit from continuing operations	(147)	(2,690)
Net loss from continuing operations	$(7,823)	$(653)
Loss from discontinued operations before provision of income taxes	(1,197)	(1,138)
Income tax expense (benefit) from discontinued operations	2,956	(236)
Net loss from discontinued operations	$(4,153)	$(902)
Net loss	$(11,976)	$(1,555)

Adjusted EBITDA (a)
Fintech	$106	$485
Corporate & Other	(2,365)	(17)
Discontinued operations	(72)	(2,208)
Total Adjusted EBITDA	$(2,331)	$(1,740)

Adjusted EBITDA as a percentage of revenue
Fintech	0.9%	22.4%
Corporate & Other	N/A	N/A
Discontinued operations	N/A	N/A
Consolidated adjusted EBITDA as a percentage of revenue	(19.6%)	(80.2%)
(a)See reconciliation of net income to Adjusted EBITDA below.
The following tables set forth revenues for key product and service categories, percentages of total revenue and gross profits earned by key product and service categories and gross profit percent as compared to revenues for each key product category indicated (in $000's):

	26 Weeks Ended		26 Weeks Ended
	June 28, 2025		June 29, 2024
	Net Revenue	Percent of Total	Net Revenue	Percent of Total
Revenue
Fintech	$11,892	100.0%	$2,169	100.0%
Corporate & Other	—	—%	—	—%
Discontinued operations	—	—%	—	—%
Total revenue	$11,892	100.0%	$2,169	100.0%

	26 Weeks Ended		26 Weeks Ended
	June 28, 2025		June 29, 2024
	Gross Profit	Gross Profit Percentage	Gross Profit	Gross Profit Percentage
Gross Profit
Fintech	$5,366	45.1%	$1,098	50.6%
Corporate & Other	—	—%	—	—%
Discontinued operations	—	—%	—	—%
Total gross profit	$5,366	45.1%	$1,098	50.6%

Revenue
Revenue increased by approximately $9.7 million for the 26 weeks ended June 28, 2025, as compared to the 26 weeks ended June 29, 2024. The increase is due to the acquisition of ALT5 Subsidiary during May 2024, as well as Mswipe during May 2025.
Gross Profit
Gross profit increased by approximately $5.5 million for the 26 weeks ended June 28, 2025, as compared to the 26 weeks ended June 29, 2024. The increase is due to the acquisition of ALT5 Subsidiary during May 2024, as well as Mswipe during May 2025.
Selling, General and Administrative Expense
Selling, general and administrative expenses increased by approximately $4.5 million for the 26 weeks ended June 28, 2025, as compared to the 26 weeks ended June 29, 2024, The increase is due to the acquisition of ALT5 Subsidiary during May 2024, as well as Mswipe during May 2025, partially offset by a decrease in our Corporate and Other segment.
Interest Expense, net
Interest expense, net increased by approximately $1.0 million for the 26 weeks ended June 28, 2025, as compared to the 26 weeks ended June 29, 2024 primarily due to the acquisition of ALT5 Subsidiary during May 2024.
Segment Performance
We report our business in the following segments: Fintech, Biotechnology and Corporate and Other. On May 21, 2025, the Company disclosed that June 2, 2025 would be the record date for a transaction involving the Company’s formal separation of its Biotech segment, also known as Alyea. Consequently, the Biotech segment is being presented as discontinued operations for the 26 weeks ended June 28, 2025 and June 29, 2024..
Operating loss by operating segment, is defined as loss before net interest expense, other income and expense, provision for income taxes ($000’s).

	26 Weeks Ended June 28, 2025				26 Weeks Ended June 29, 2024
	Fintech	Corporate and Other	Biotechnology	Total	Fintech	Corporate and Other	Biotechnology	Total
Revenue	$11,892	$—	$—	$11,892	$2,169	$—	$—	$2,169
Cost of revenue	6,526	—	—	6,526	1,071	—	—	1,071
Gross profit	5,366	—	—	5,366	1,098	—	—	1,098
Selling, general and administrative expense	6,808	2,283	1,197	10,288	837	3,845	1,138	5,820
Operating (loss) income	$(1,442)	$(2,283)	$(1,197)	$(4,922)	$261	$(3,845)	$(1,138)	$(4,722)

Fintech Segment
Our Fintech segment consists of ALT5 Subsidiary, which was acquired during May 2024, as well as Mswipe, which was acquired during May 2025. Revenue for the 26 weeks ended June 28, 2025 was approximately $11.9 million, and gross margin percentage was 45.1%. Operating loss for the fiscal year ended 26 weeks ended June 29, 2024 was approximately $1.4 million.
Corporate and Other Segment
Our Corporate and Other segment generated no revenue for the for the 26 weeks ended June 28, 2025 and the 26 weeks ended June 29, 2024. Selling, general and administrative expenses decreased primarily due to decreased costs for legal and other professional services.
Biotechnology Segment
On May 21, 2025, the Company disclosed that June 2, 2025 would be the record date for a transaction involving the Company’s formal separation of its Biotech segment, also known as Alyea. Consequently, the Biotech segment is being presented as discontinued operations for the 26 weeks ended June 28, 2025 and June 29, 2024. Our Biotech segment generated no revenue for the for the 26 weeks ended June 28, 2025 and the 26 weeks ended June 29, 2024. Selling, general and administrative expenses were relatively unchanged over prior year period.
Adjusted EBITDA Reconciliation
The following table presents a reconciliation of net income to Adjusted EBITDA for the 13 weeks ended June 28, 2025 and June 29, 2024 (in 000's):

	For the 13 Weeks Ended		For the 26 Weeks Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net income (loss)	$(9,115)	$589	$(11,976)	$(1,555)
Depreciation and amortization	1,477	661	2,687	1,300
Stock-based compensation	—	1,162	—	1,507
Interest expense (income), net	550	(4)	1,270	248
Income tax expense (benefit)	2,524	(2,852)	2,809	(2,928)
Unrealized loss on marketable securities	—	180	—	41
Unrealized Gain on exchange transactions	(211)	(461)	(298)	(461)
Realized loss (gain) on exchange transactions	3,484	(240)	3,177	(240)
Other nonrecurring charges	—	48	—	348
Adjusted EBITDA	$(1,291)	$(917)	$(2,331)	$(1,740)
Adjusted EBITDA increased by approximately $0.3 million, or 40.8%, for the 13 weeks ended June 28, 2025, as compared to the prior year period. The increase was primarily due to the results of operations, as discussed above.
Adjusted EBITDA increased by approximately $0.6 million, or 34.0%, for the 26 weeks ended June 28, 2025, as compared to the prior year period. The decrease was primarily due to the results of operations, as discussed above.
Liquidity and Capital Resources
Overview
As of June 28, 2025, our cash on hand was $9.6 million. We intend to raise funds to support future development of JAN 123 either through capital raises or structured arrangements, which would include effectuating our previously announced intention to capitalize a subsidiary with certain of our biotechnology assets, acquire an additional biotechnology asset, and then engage in a financing of that subsidiary. The short-term intended result of that series of transactions would be for us to own a controlling interest in that subsidiary, but to decouple it from us so that it would operate on a stand-alone basis, although its financial statements would continue to be consolidated with ours for as long as we have a controlling interest.

Our ability to continue as a going concern is dependent upon the success of future capital raises or structured settlements and cash flows from the acquisition of ALT5 Subsidiary to fund the required testing to obtain FDA approval of JAN 123, as well as to fund our day-to-day operations. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. While we will actively pursue these additional sources of financing, management cannot make any assurances that such financing will be secured. Please review the transaction
Cash Flows
During the 26 weeks ended June 28, 2025, cash used in continuing operations was approximately $6.7 million, compared to cash used in operations of approximately $460,000 during the 26 weeks ended June 29, 2024. The decrease in cash was primarily due to results of operations as discussed above. There was no cash used in operating activities for discontinued operations during the 26 weeks ended June 28, 2025 or June 29, 2024.
Cash provided by investing activities for continued operations was $0.1 million for the 26 weeks ended June 28, 2025, compared to cash provided by investing activities of $5.9 million for the 26 weeks ended June 29, 2024. Cash provided by investing activities for the 26 weeks ended June 28, 2025 was related to the acquisition of Mswipe, and the cash provided by investing activities for the 26 weeks ended June 29, 2024 was related to cash acquired in the acquisition of ALT5 Subsidiary. There was no cash used in investing activities for discontinued operations during the 26 weeks ended June 28, 2025 or June 29, 2024.
Cash provided by financing activities was $3.7 million for the 26 weeks ended June 28, 2025, and relates to proceeds received from the issuance of notes payable, as well as warrants converted to our common stock, partially offset by cash paid for notes payable and related party notes payable. Cash used in financing activities was approximately $1.2 million for the 26 weeks ended June 29, 2024, and relates to proceeds received from warrants converted to our common stock and proceeds received from related parties, partially offset by payments on notes payable. There was no cash provided by financing activities during the 26 weeks ended June 28, 2025 or June 29, 2024.
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
Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 28, 2025, the period covered in this report, our disclosure controls and procedures were not effective because of the material weaknesses discussed below.

In light of the conclusion that our internal disclosure controls are ineffective as of June 28, 2025, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regard to this Quarterly Report. Accordingly, the Company believes, based on its knowledge, that: (i) this Quarterly Report does not contain any untrue statement of a material fact or omit a material fact; and (ii) the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this Quarterly Report.
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
Our management assessed the effectiveness of our internal control over financial reporting as of June 28, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 regarding Internal Control – Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting was not effective as of June 28, 2025.
Management noted material weaknesses in internal control when conducting their evaluation of internal control as of June 28, 2025. (1) Insufficient written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act; and (2) Insufficient resources to maintain adequate segregation of duties and maintain its internal control environment.
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
Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the fiscal year ended June 28, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ALT5 Sigma Corporation
(Registrant)

Date:	August 12, 2025	By:	/s/ Peter Tassiopoulos
Peter Tassiopoulos
Chief Executive Officer
(Principal Executive Officer)

Date:	August 12, 2025	By:	/s/Tony Isaac
Tony Isaac
President
(Principal Financial Officer)