Form 10-Q
period 2025-09-27
ALT5 Sigma Corp
filed 2026-01-12
CIK 862861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 27, 2025
or
☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File No. 0-19621
ALT5 SIGMA CORPORATION
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	41-1454591 (I.R.S. Employer Identification No.)

8548 Rozita Lee Ave, Suite 305 Las Vegas, Nevada (Address of principal executive offices)	89113 (Zip Code)
702-997-5968
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	ALTS	The Nasdaq Stock Market LLC (The Nasdaq Capital Market)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of January 12, 2025, there were 126,199,169 outstanding shares of the registrant’s common stock, with a par value of $0.001.

ALT5 SIGMA CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
ALT5 SIGMA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per-share amounts)

	September 27, 2025	December 28, 2024
	(Unaudited)
Assets
Cash	$7,318	$7,177
Trade and other receivables, net	1,002	330
Digital assets receivable	27,749	23,776
Prepaid expenses	2,991	1,518
Other current assets	5,543	—
Current assets from discontinued operations	205	2,200
Total current assets	44,808	35,001
Property and equipment, net	29	—
Right of use assets	109	121
Cryptocurrency assets at fair value	1,534,244	—
Intangible assets, net	23,926	18,674
Goodwill	20,131	11,714
Other assets from discontinued operations	16,781	16,926
Total assets	$1,640,028	$82,436
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$4,011	$3,231
Accrued liabilities - other	8,780	2,553
Digital assets payable	31,843	30,918
Convertible debentures	563	563
Operating lease liabilities	11	10
Notes payable	8,318	—
Related party notes payable and advances	153	812
Current liabilities from discontinued operations	2,718	2,850
Total current liabilities	56,397	40,937
Deferred income taxes, net	14,914	1,041
Notes payable	8,655	11,570
Operating lease liabilities	107	113
Other noncurrent liabilities	17	108
Noncurrent liabilities from discontinued operations	—	—
Total liabilities	80,090	53,769
Commitments and contingencies (Note 9)
Mezzanine equity
Convertible preferred stock, series S - par value $0.001 per share 200,000 authorized, 100,000 shares issued and outstanding at September 27, 2025 and December 28, 2024	3,856	3,856
Stockholders' equity:
Preferred stock, series A - par value $0.001 per share 2,000,000 authorized, 0 and 23,480 shares issued and outstanding at September 27, 2025 and December 28, 2024, respectively	—	—
Preferred stock, series B - par value $0.001 per share, 34,250 authorized, 34,207 shares issued and outstanding at September 27, 2025 and December 28, 2024	8,552	8,552
Convertible preferred stock, series I - par value $0.001 per share, 2,000,000 authorized, 17,000 shares issued and outstanding at September 27, 2025 and December 28, 2024	—	—
Preferred stock, series M - par value $0.001 per share, 3,200 authorized, 0 and 3,200 shares issued and outstanding at September 27, 2025 and December 28, 2024, respectively	—	—
Preferred stock, series Q - par value $0.001 per share, 2,000,000 authorized, 732,460 and 925,212 shares issued and outstanding at September 27, 2025 and December 28, 2024, respectively	821	1,321
Convertible preferred stock, series S - par value $0.001 per share 200,000 authorized, 100,000 and 100,000 shares issued and outstanding at September 27, 2025 and December 28, 2024, respectively	7,993	7,993
Convertible preferred stock, series V - par value $0.001 per share, 125,000 authorized, 0 and 5,000 shares issued and outstanding at September 27, 2025 and December 28, 2024, respectively	—	—
Common stock, par value $0.001 per share, 200,000,000 shares authorized,126,089,629 and 15,417,693 shares issued and outstanding at September 27, 2025 and at December 28, 2024, respectively	117	9
Accumulated other comprehensive loss	5,204	(2,317)
Additional paid-in capital	1,550,088	62,207
Accumulated deficit	(19,893)	(56,879)
Equity attributable to ALT5 Sigma Corporation shareholders	1,552,882	20,886
Noncontrolling interest	$3,200	$3,925
Total liabilities and stockholders' equity	$1,640,028	$82,436
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALT5 SIGMA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(Dollars in thousands, except per-share)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Revenues	$7,575	$4,941	$19,467	$7,110
Cost of revenues	4,952	2,580	11,478	3,651
Gross profit	2,623	2,361	7,989	3,459
Operating expenses:
Selling, general and administrative expenses	19,162	3,093	28,253	7,775
Operating loss	(16,539)	(732)	(20,264)	(4,316)
Other income (expense):
Interest (expense) income, net	(839)	253	(2,109)	5
Unrealized (loss) gain on exchange transactions	184	(30)	482	431
Unrealized gain on cryptocurrency assets	72,836	—	72,836	—
Realized gain on exchange transactions	3,591	391	414	631
Unrealized loss on marketable securities	—	(688)	—	(1,058)
Other (expense) income, net	(499)	(44)	(595)	114
Total other income (expense), net	75,273	(118)	71,028	123
Income (loss) before provision for income taxes	58,734	(850)	50,764	(4,193)
Income tax benefit	12,083	(415)	11,936	(3,106)
Net income (loss) from continuing operations	46,651	(435)	38,828	(1,087)
Loss from discontinued operations	(2,049)	(489)	(3,246)	(1,627)
Income tax benefit for discontinued operations	(4,360)	(102)	(1,404)	(337)
Net loss from discontinued operations	2,311	(387)	(1,842)	(1,290)
Net income (loss)	$48,962	$(822)	$36,986	$(2,377)
Net loss per share:
Net income (loss) per share from continuing operations, basic	$0.64	$(0.03)	$1.09	$(0.11)
Net income (loss) per share from continuing operations, diluted	$0.28	$(0.03)	$0.29	$(0.11)
Net income (loss) per share from discontinued operations, basic	$0.03	$(0.03)	$(0.05)	$(0.13)
Net income (loss) per share from discontinued operations, diluted	$0.01	$(0.03)	$(0.05)	$(0.13)
Net income (loss) per share, basic	$0.67	$(0.06)	$1.04	$(0.24)
Net income (loss) per share, diluted	$0.29	$(0.06)	$0.28	$(0.24)
Weighted average common shares outstanding:
Basic	72,887,313	12,805,718	35,662,862	10,030,608
Diluted	168,657,684	12,805,718	132,041,354	10,030,608
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALT5 SIGMA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	For the Thirty-Nine Weeks Ended
	September 27, 2025	September 28, 2024
OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$38,828	$(1,087)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,456	715
Change in reserve for uncollectible accounts	—	254
Stock based compensation expense	5,901	1,507
Amortization of seller note discount	225	—
Unrealized loss on marketable securities	—	1,058
Related party notes issued for shared services	—	600
Amortization of ROU assets	46	14
Unrealized (loss) gain on digital assets	184	(431)
Unrealized gain on cryptocurrency assets	(72,836)	—
Realized loss on digital assets	3,591	—
Change in deferred tax liability	11,834	(3,353)
Changes in assets and liabilities:
Accounts receivable	2,541	1,303
Digital assets receivable	(3,973)	(11,060)
Prepaid expenses	1,510	483
Other current assets	(5,543)	—
Accounts payable and accrued expenses	4,197	1,381
Digital assets payable	(4,427)	12,071
Deposits and other assets	—	274
Operating cash flows from discontinued operations	—	—
Net cash (used in) provided by operating activities	(15,466)	3,729
INVESTING ACTIVITIES:
Cash acquired in ALT-5 acquisition	—	5,853
Cash acquired in Mswipe acquisition	122	—
Cryptocurrency assets purchased	(716,717)	—
Cryptocurrency assets redeemed	5,309	—
Purchases of property and equipment	(16)	—
Investing cash flows from discontinued operations	—	—
Net cash (used in) provided by investing activities	(711,302)	5,853
FINANCING ACTIVITIES:
Proceeds from equity financing	750,000	851
Payments of placement fees	(32,476)	—
Proceeds from related parties	—	603
Proceeds from the issuance of notes payable	4,032	3,100
Payments on notes payable	(2,131)	(2,229)
Proceeds from warrants exercised	—	—
Payments on related party notes payable	(36)	(248)
Financing cash flows from discontinued operations	—	—
Net cash provided by financing activities	719,389	2,077
Effect of changes in exchange rate on cash and cash equivalents	7,520	(2,995)
Increase in cash and cash equivalents	141	8,664
Cash and cash equivalents, beginning of period	7,177	5
Cash and cash equivalents, end of period	$7,318	$8,669
Supplemental cash flow disclosures:
Cash paid for interest	$—	$—
Noncash recognition of new leases	$918	$134
Noncash financing and investing activities:
Common stock issued for prefunded warrants granted	$750,000	$—

Common stock issued for the acquisition of ALT-5 subsidiary	$—	$16,000
Common stock issued for consulting services	$—	$853
Common stock issued for liability obligations	$—	$367
Notes payable converted to common stock	$2,200	$467
Common stock issued for property and equipment	$—	$1,170
Common stock issued for the acquisition of Mswipe	$8,505	$—
Common stock warrants issued for the acquisition of Mswipe	$1,652	$—
Alyea common stock issued for the acquisition of Mswipe	$1,668	$—
Convertible Preferred Series Q shares converted to common stock	$500	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALT5 SIGMA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
(Dollars in thousands)

	Series A-1 Preferred		Series S-1 Preferred		Series B Preferred		Series I Preferred		Series M Preferred		Series Q Preferred			Series V Preferred		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Deficit	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount	Shares	Amount
Balance, December 28, 2024	23,480	$—	100,000	$7,993	34,207	$8,552	17,000	$—	3,200	$—	925,212	$1,321		5,000	$—	15,417,693	$9	$62,207	$(56,879)	$(2,317)	$3,925	$24,811
Common stock issued for warrants exercised	—	—	—	—	—	—	—	—	—	—	—	—		—	—	45,455	—	78	—	—	—	78
Common stock issued for Series V Preferred converted	—	—	—	—	—	—	—	—	—	—	—	—		(5,000)	—	600,000	—	—	—	—	—	—
Common stock issued for consulting agreement	—	—	—	—	—	—	—	—	—	—	—	—		—	—	15,499	—	94	—	—	—	94
Foreign currency adjustment	—	—	—	—	—	—	—	—	—	—	—	—		—	—	—	—	—	—	3,633	—	3,633
Net loss	—	—	—	—	—	—	—	—	—	—	—	—		—	—	—	—	—	(2,861)	—	(425)	(3,286)
Balance, March 29, 2025	23,480	—	100,000	7,993	34,207	8,552	17,000	—	3,200	—	925,212	1,321		—	—	16,078,647	9	62,379	(59,740)	1,316	3,500	25,330
Series A-1 adjustment	20,770	—	—	—	—	—	—	—	—	—	—	—		—	—	—	—	—	—	—	—	—
Conversion of Series A-1 Preferred	(44,250)	—	—	—	—	—	—	—	—	—	—	—		—	—	885,000	—	—	—	—	—	—
ALT5 Sigma Corp common stock issued for RSU's granted	—	—	—	—	—	—	—	—	—	—	—	—		—	—	800,000	1	605	—	—	—	606
ALT5 Sigma Corp common stock issued for note payable obligations	—	—	—	—	—	—	—	—	—	—	—	—		—	—	1,182,013	1	721	—	—	—	722
ALT5 Sigma Corp common stock issued for consulting agreement	—	—	—	—	—	—	—	—	—	—	—	—		—	—	300,000	—	1,687	—	—	—	1,687
ALT5 Sigma Corp common stock issued for Mswipe acquisition	—	—	—	—	—	—	—	—	—	—	—	—		—	—	1,000,000	—	5,184	—	—	—	5,184
ALT5 Sigma Corp common stock warrants for Mswipe acquisition	—	—	—	—	—	—	—	—	—	—	—	—		—	—	—	—	1,652	—	—	—	1,652
Alyea common stock warrants for Mswipe acquisition	—	—	—	—	—	—	—	—	—	—	—	—		—	—	—	—	1,668	—	—	—	1,668
Common stock issued for Series Q convertible stock converted	—	—	—	—	—	—	—	—	—	—	(192,752)	(500)		—	—	192,752	—	500	—	—	—	—
ALT5 Sigma Corp common stock issued for professional services	—	—	—	—	—	—	—	—	—	—	—	—		—	—	17,511	—	165	—	—	—	165
Foreign currency adjustment	—	—	—	—	—	—	—	—	—	—	—	—		—	—	—	—	—	—	1,652	—	1,652
Net loss	—	—	—	—	—	—	—	—	—	—	—	—		—	—	—	—	—	(9,115)	—	(300)	(9,415)
Balance, June 28, 2025	—	—	100,000	7,993	34,207	8,552	17,000	—	3,200	—	732,460	821	821,000	—	—	20,455,923	11	74,561	(68,855)	2,968	3,200	29,251
ALT5 Sigma Corp common stock issued for RSU's granted	—	—	—	—	—	—	—	—	—	—	—	—		—	—	555,000	1	5,295	—	—	—	5,296
ALT5 Sigma Corp common stock issued for note payable obligations	—	—	—	—	—	—	—	—	—	—	—	—		—	—	2,429,155	2	1,479	—	—	—	1,481
Common stock issued for warrants exercised	—	—	—	—	—	—	—	—	—	—	—	—		—	—	1,229,551	2	155	—	—	—	157
Common stock issued for equity raise	—	—	—	—	—	—	—	—	—	—	—	—		—	—	100,330,000	100	751,144	—	—	—	751,244
Common stock issued for Series M convertible stock converted	—	—	—	—	—	—	—	—	(3,200)	—	—	—		—	—	90,000	—	—	—	—	—
Common stock issued for prefunded warrants granted	—	—	—	—	—	—	—	—	—	—	—	—		—	—	1,000,000	1	749,999	—	—	—	750,000
Placement fees for equity raise	—	—	—	—	—	—	—	—	—	—	—	—		—	—	—	—	(32,545)	—	—	—	(32,545)
Foreign currency adjustment	—	—	—	—	—	—	—	—	—	—	—	—		—	—	—	—	—	—	2,236	—	2,236
Net income	—	—	—	—	—	—	—	—	—	—	—	—		—	—	—	—	—	48,962	—	—	48,962
Balance, September 27, 2025	—	$—	100,000	$7,993	34,207	$8,552	17,000	$—	—	$—	732,460	$821		—	$—	126,089,629	$117	$1,550,088	$(19,893)	$5,204	$3,200	$1,556,082

	Series A-1 Preferred		Series S-1 Preferred		Series B Preferred		Series M Preferred		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 30, 2023	193,730	$—	100,000	$—	—	$—	—	$—	4,957,647	$3	$47,323	$(50,634)	$—	$(3,308)
Share based compensation	—	—	—	—	—	—	—	—	—	—	345	—	—	345
Reclassification of Series S stock to liability	—	—	—	—	—	—	—	—	—	—	(339)	—	—	(339)
Reclassification of Series S stock to permanent equity	—	—	—	7,993	—	—	—	—	—	—	—	—	—	7,993
Common stock issued for equity financing	—	—	—	—	—	—	—	—	884,880	1	626	—	—	627
Common stock issued for consulting agreement	—	—	—	—	—	—	—	—	200,000	—	232	—	—	232
Common stock issued in lieu of notes payable obligation	—	—	—	—	—	—	—	—	600,000	1	366	—	—	367
Common stock issued for RSU's granted	—	—	—	—	—	—	—	—	908,852	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,144)	—	(2,144)
Balance, March 30, 2024	193,730	—	100,000	7,993	—	—	—	—	7,551,379	5	48,553	(52,778)	—	3,773
Share based compensation	—	—	—	—	—	—	—	—	295,000	—	1,161	—	—	1,161
Common stock issued for acquisition of Alt5 Subsidiary	—	—	—	—	—	—	—	—	1,799,115	1	7,447	—	—	7,448
Series B preferred stock issued for acquisition of Alt5 Subsidiary	—	—	—	—	34,207	8,552	3,200	—	—	—	—	—	—	8,552
Conversion of note receivable to common stock	—	—	—	—	—	—	—	—	200,000	—	122	—	—	122
Common stock issued for equity financing	—	—	—	—	—	—	—	—	120,598	—	342	—	—	342
Conversion of Series A-1 to common stock	(123,750)	—	—	—	—	—	—	—	2,125,000	—	—	—	—	—
Common stock issued for consulting agreement	—	—	—	—	—	—	—	—	197,923	1	579	—	—	580
Common stock issued for property and equipment	—	—	—	—	—	—	—	—	300,000	—	1,170	—	—	1,170
Foreign currency adjustment	—	—	—	—	—	—	—	—	—	—	—		(807)	(807)
Net income	—	—	—	—					—	—	—	589		589
Balance, June 29, 2024	69,980	—	100,000	7,993,000.00	34,207	8,552	3,200	—	12,589,015	7	59,374	(52,189)	(807)	22,930
Conversion of notes payable to common stock	—	—	—	—	—	—	—	—	500,000	—	305	—	—	305
Conversion of Series A-1 to common stock	(46,500)	—	—	—	—	—	—	—	930,000	—	—	—	—	—
Foreign currency adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(2,188)	(2,188)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(822)	—	(822)
Balance, September 28, 2024	23,480	$—	100,000	$7,993	34,207	$8,552	3,200	$—	14,019,015	$7	$59,679	$(53,011)	$(2,995)	$20,225
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
Fintech
On May 15, 2024, the Company acquired ALT5 Sigma, Inc. (“ALT5 Subsidiary”). ALT5 Subsidiary is a fintech company that provides next generation blockchain-powered technologies to enable a migration to a new global financial paradigm. ALT5 Subsidiary, through its respective subsidiaries, offers two main platforms to its customers: “ALT5 Pay” and “ALT5 Prime.” ALT5 Pay is a crypto-currency payment gateway that enables registered and approved global merchants to accept and make crypto-currency payments or to integrate the ALT5 Pay payment platform into their application or operations using the plugin with WooCommerce and/or ALT5 Pay’s checkout widgets and APIs. Merchants have the option to convert to fiat currency (US Dollars, Canadian Dollars, Euros, or British Pounds Sterling) automatically or to receive their payment in digital assets (see Note 3).
On May 9, 2025, the Company acquired Fortress II Holdings Ltd. d/b/a Mswipe. Mswipe is a next-generation payment solutions provider offering multi-currency, fiat payment card services, along with crypto-enabled capabilities through its existing integration with the ALT5 Subsidiary platform. Its suite of physical and virtual cards, available on both the Visa® and Mastercard® networks, allows users to seamlessly spend traditional and digital currencies worldwide (see Note 3).
Biotechnology
During September 2019, the Company, through its biotechnology segment, broadened its business perspectives to expand it’s pharmaceutical operations and focus on finding treatments for conditions that cause severe pain and bringing to market drugs with non-addictive pain-relieving properties. Effective December 28, 2022, the Company acquired Soin Therapeutics LLC, a Delaware limited liability company (“STLLC”), and its product, a patent-pending, novel formulation of low-dose naltrexone (“JAN123”). The product is being developed for the treatment of Complex Regional Pain Syndrome (CRPS), an indication that causes severe, chronic pain generally affecting the arms or legs. At present, there are no truly effective treatments for CRPS. Because of the relatively small number of patients afflicted with CRPS, the FDA has granted Orphan Drug Designation for any product approved for treatment of CRPS. This designation will provide the Company with tax credits for its clinical trials, exemption of user fees, and the potential of seven years of market exclusivity following approval. In addition, development of orphan drugs currently also involves smaller trials and quicker times to approval, given the limited number of patients available to study. However, there can be no assurance that the product will receive FDA approval or that it will result in material sales. In that regard, we have previously announced our intention to capitalize a subsidiary (“Alyea Therapeutics Corporation, or Alyea”) with certain of our biotechnology assets, acquire an additional biotechnology asset, and then engage in a financing of that subsidiary. The short-term intended result of that series of transactions would be for us to own a controlling interest in that subsidiary, but to decouple it from us so that it would operate on a stand-alone basis. In connection with the Company's spinoff of Alyea, accounts for the Biotechnology segment have been presented as discontinued operations in the accompanying consolidated financial statements (see Note 4).
Corporate and Other
Our Corporate and Other segment consists of WLFI assets, including any additions, redemptions, or mark‑to‑market changes in value, which are recorded within the Company’s Corporate and Other segment.
The WLFI treasury program was initiated on August 12, 2025, with purchases executed in two tranches at $0.20 per token:
•Tranche 1: 3,750,000,000 WLFI tokens

•Tranche 2: 3,584,000,000 WLFI tokens (adjusted slightly from initial 3,750,000,000 to reflect final settlement after expenses from the proceeds of the financing completed in August 2025.
Our Corporate and Other segment also consists of certain corporate general and administrative costs.
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
Cryptocurrency Assets
The Company’s cryptocurrency assets consist of World Liberty Financial (“WLFI”) tokens, a scarce, governance-enabled digital asset with long-term capital preservation and appreciation potential, inflation-hedging characteristics, and embedded productivity through protocol participation and revenue-sharing mechanisms. With a fixed maximum supply of 100 billion tokens, WLFI powers decentralized lending, borrowing, staking, and governance within a rapidly growing DeFi platform, the native token of the Ethereum blockchain.
Cryptocurrency assets acquired are initially recorded at cost, which represents the cash, cash equivalents, or other financial assets paid to acquire the asset, including transaction fees. Cryptocurrency assets are subsequently measured in accordance with ASC 350-60, Intangibles—Goodwill and Other—Accounting for and Disclosure of Cryptocurrency Assets, at fair value in the statement of financial position with unrealized gains and losses resulting from changes in fair value recognized in net income. The Company determines and records at each reporting period the fair value of its cryptocurrency assets in accordance with ASC 820, Fair Value Measurement, based on quoted (unadjusted) prices. Changes in the fair value are recognized in net income within “Unrealized gain on crypto assets”, while realized gains and losses from the derecognition of crypto assets are included in “Realized gain on crypto assets, net” in the Company’s condensed consolidated statements of operations. Purchases and redemptions of cryptocurrency assets are reflected as cash flows from investing activities in the consolidated statements of cash flows.

Digital Assets and other Receivables
Digital assets and other receivables are the Company’s digital assets and its customer prepayments in the form of digital assets. The Company holds all digital assets in secure non-custodial wallets through the wallet services from Fireblocks, Inc. As of September 27, 2025 and December 28, 2024, the outstanding balances of digital assets and other receivables was approximately $27.7 million and $23.8 million, respectively.
Digital Assets and other Payables
Digital assets and other payables are liabilities that represent the Company’s obligation to deliver the settlement of transactions in the form of digital assets and or cash. The Company safeguards these digital assets and/or cash for customers and is obligated to safeguard them from loss, theft, or other misuse. The Company recognizes digital assets and other payables, on initial recognition and at each reporting date, at fair value of the digital assets. Any loss, theft, or other misuse would impact the measurement of digital assets and other payables. As of September 27, 2025, the outstanding balance of digital assets and other payables was approximately $31.8 million, of which approximately $27.7 million was digital assets and $4.1 million was cash deposits. As of December 28, 2024, the outstanding balance of digital assets and other payables was approximately $30.9 million, of which approximately $23.8 million was digital assets and $7.1 million was cash deposits.
Revenue Recognition
Revenue recognition applies to the Company’s Fintech segment only, as the Company’s Biotech segment has not recognized revenue to date. Revenue is recognized under ASC 606 in a manner that reasonably reflects the delivery of its services and products to customers in return for expected consideration and includes the following elements:
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
The Company is acting as principal in all transactions, and controls the digital assets being provided before they are transferred to the buyer, has risk related to the digital assets, and is responsible for the fulfillment of the digital asset transactions. The Company sets the price for the digital assets by aggregating prices from several liquidity providers and displays them on the Company’s platform. As a result, the Company acts as a price discovery service and acts as a principal facilitating the ability for a customer to purchase or sell digital assets.
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
The Company receives consideration in the form of digital assets as payment for commissions and other fees and utilizes these assets as part of its working capital. In accordance with ASC 606, the fair value of digital assets received is measured based on quoted prices in active markets on the date control of the related goods or services transfers to the customer. Subsequent to initial recognition, the Company measures digital assets at fair value using quoted prices obtained from active, highly liquid exchanges that the Company has determined to be its principal market. Because these valuations are based on unadjusted quoted prices for identical assets in active markets, the fair value measurements are classified within Level 1 of the fair value hierarchy. The Company presents these assets within other current assets on its consolidated balance sheets. As of September 27, 2025, the balance of digital assets included in other current assets was approximately $5.5 million.
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
Note 3: Mergers and Acquisitions
Mswipe
Effective on May 9, 2025, the Company and our indirect, wholly-owned second-tier Canadian subsidiary entered into an agreement to purchase all of the outstanding capital stock of Fortress II Holdings Ltd. d/b/a Mswipe, an entity that, through its subsidiaries, offers multi-currency, fiat- and crypto-enabled payment card services of Mswipe. The company conducts business under the name Mswipe. Through a suite of physical and virtual cards that are available on both the Visa® and Mastercard® networks, the acquired operations enable users to seamlessly spend traditional and digital currencies across the globe. The platform is built with robust compliance frameworks, advanced security protocols, and real-time exchange capabilities, which allow for fast, secure, and borderless transactions. This is a B2B solution, which, when combined with our other product offerings, bridges the gap between the crypto economy and traditional financial systems—while ensuring regulatory alignment, interoperability with existing payment networks, and a seamless user experience for institutional partners and their end-users.
The purchase price for this transaction consisted of our (i) issuing one million restricted shares of our common stock to the three sellers, valued at the Historical NOCP on May 9, 2025 of $6.10, (ii) granting five hundred thousand four-year common stock warrants to the three sellers, with a per-share exercise price of $5.50 (which was the approximate market price at the time that we reached an agreement in principal for this transaction), (iii) issuing shares to two of the sellers in “Alyea Therapeutics Corporation,” our biotech business that we are in process of separating from our core business, which shares we valued at $4.8 million, and (iv) issuing two 14-month straight promissory notes in the aggregate initial principal balance of approximately one million dollars with an interest rate at the AFR for quarterly compounded notes of 3.99% per annum and all principal and interest due at the maturity date. We also are acknowledging an equivalent 14-month term straight promissory note at the acquired company level that pre-dated our acquisition. The principal balance of this note, as of May 9, 2025, was approximately $5.1 million and the interest was reset to match that of the two notes that we issued. We also granted the sellers the right to one earn-out payment in the amount of $20 million (payable in cash or unregistered shares of our common stock) at the point in time if, or when, Mswipe generates a minimum of $15 million in annualized or actual total revenue from Mswipe’s operations.
The fair value of the purchase price components outlined above was $14.2 million due to fair value adjustments for the contingent consideration, cash acquired, and working capital adjustments, as detailed below (in $000's):

ALT5 Common stock	$5,185
Common stock warrants	1,652
Seller notes	5,695
Alyea Common Stock	1,668
Total purchase price	$14,200
Under the preliminary purchase price allocation, the Company recognized goodwill of approximately $6.4 million, which is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of the identifiable assets acquired. The values assigned to the assets acquired and liabilities assumed are based on their estimates of fair value available as of May 9, 2025, as calculated by an independent third-party firm. Because the transaction was considered a stock purchase for tax purposes, none of the goodwill arising from the acquisition will be deductible for income tax purposes. The table below outlines the purchase price allocation of the purchase for Mswipe to the acquired identifiable assets, liabilities assumed and goodwill (in $000’s):

Total purchase price		$14,200
Accounts payable		1,400
Total liabilities assumed		1,400
Total consideration		15,600
Cash		124
Accounts receivable		1,218
Property and equipment		20
Intangible assets
Customer relationships	6,525
Trade names	500
Developed technology	675
Subtotal intangible assets		7,700
Other		160
Total assets acquired		9,222
Total goodwill		6,378
Proforma Information
The table below presents selected proforma information for the Company for the 39 weeks ended September 27, 2025 and September 28, 2024, assuming that the acquisition had occurred on December 31, 2023 (the beginning of the Company’s 2024 fiscal year), pursuant to ASC 805-10-50. This proforma information does not purport to represent what the actual results of operations of the Company would have been had the acquisition occurred on that date, nor does it purport to predict the results of operations for future periods (in $000’s).

	As Reported		Adjustments	Proforma
	ALT5 Sigma Corporation Unaudited 39 weeks ended September 27, 2025	Mswipe Unaudited 39 weeks ended September 27, 2025	Adjustments(1)	ALT5 Sigma Corporation for the 39 weeks ended September 27, 2025
Net revenue	$19,467	$1,660		$21,127
Net income	$36,986	$210	$(266)	$36,930
Earnings per basic common share	$1.04			$—
Earnings per basic diluted share	$0.28			$—

	As Reported		Adjustments	Proforma
	ALT5 Sigma Corporation Unaudited 39 weeks ended September 28, 2024	Mswipe Unaudited 39 weeks ended September 28, 2024	Adjustments(1)	ALT5 Sigma Corporation for the 39 weeks ended September 28, 2024
Net revenue	$7,110	$2,250		$9,360
Net income	$(2,377)	$(174)	$(266)	$(2,817)
Earnings per basic common share	$(0.24)			$(0.28)
Earnings per basic diluted share	$(0.24)			$(0.28)
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
Under the preliminary purchase price allocation, the Company recognized goodwill of approximately $15.2 million, which is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of the identifiable assets acquired. The values assigned to the assets acquired and liabilities assumed are based on their estimates of fair value available as of May 10, 2024, as calculated by an independent third-party firm. Because the transaction was considered a stock purchase for tax purposes, none of the goodwill arising from the acquisition will be deductible for tax purposes. During the year ended December 28, 2024 and the 39 weeks ended September 27, 2025, the Company recorded noncash fair value adjustments related to deferred tax liabilities and other liabilities acquired in the aggregate amount of approximately $7.9 million, which was recorded to goodwill. The table below outlines the purchase price allocation of the purchase for ALT5 Subsidiary to the acquired identifiable assets, liabilities assumed and goodwill (in $000’s):

Total purchase price		16,000
Accounts payable		267
Accrued liabilities		7,866
Digital assets payable		16,763
Debt		7,613
Total liabilities assumed		32,509
Total consideration		48,509
Cash		5,853
Accounts receivable		2,917
Digital assets receivable		9,082
Intangible assets
Customer relationships	13,925
Trade names	2,675
Developed technology	1,850
Subtotal intangible assets		18,450
Other		493
Total assets acquired		36,795
Total goodwill		11,714
The table below presents selected proforma information for the Company for the 39 weeks ended June 29, 2024, assuming that the acquisition had occurred on January 1, 2023 (the beginning of the Company’s 2023 fiscal year), pursuant to ASC 805-10-50 (in $000's). This proforma information does not purport to represent what the actual results of operations of the

Company would have been had the acquisition occurred on that date, nor does it purport to predict the results of operations for future periods.

	As Reported		Adjustments	Proforma
	ALT5 Sigma Corporation Unaudited 39 weeks ended September 28, 2024	ALT5 Subsidiary Unaudited 39 weeks ended September 28, 2024	Adjustments(1)	ALT5 Sigma Corporation for the 39 weeks ended September 28, 2024
Net revenue	$7,110	$2,918		$10,028
Net income	$(2,377)	$71	$(806)	$(3,112)
Earnings per basic common share	$(0.24)			$(0.27)
Earnings per basic diluted share	$(0.24)			$(0.27)
(1)Adjustments are related to adjustments made for the following:
•Amortization expense of definite-lived intangible assets has been adjusted based on the preliminary fair value at the acquisition date.
Note 4: Discontinued Operations
As of September 27, 2025, the Company discontinued operations of its Biotechnology segment as follows:
On May 21, 2025, the Company disclosed that formal separation of its healthcare assets, known as Alyea, and that the scope and method of a partial or full disposition of its interests in Alyea, whether as a split-off or a spin-off or another related transaction, would be subsequently announced.
In accordance with the provisions of ASC 360-10 and ASC 205-20, the Company has separately reported the assets and liabilities of the discontinued operations in the consolidated balance sheets. The assets and liabilities have been reflected as discontinued operations in the consolidated balance sheets, as of September 27, 2025 and December 28, 2024, and consists of the following:

	September 27, 2025	December 28, 2024
Assets from discontinued operations
Trade and other receivables, net	—	$2,200
Prepaid expenses and other current assets	205	$—
Total current assets from discontinued operations	205	2,200
Property and equipment, net [1]	1,170	1,170
Intangible assets, net [2]	14,310	15,756
Deferred income taxes	1,301	—
Total other assets from discontinued operations	16,781	16,926
Total assets from discontinued operations	$16,986	$19,126
Liabilities from discontinued operations
Accounts payable	$128	$—
Accrued liabilities - other [3]	2,500	$2,850
Related party note	90	—
Total current liabilities from discontinued operations	2,718	2,850
Total noncurrent liabilities from discontinued operations	—	—
Total liabilities from discontinued operations	$2,718	$2,850
1 The Company’s property and equipment consisted of the following:

	September 27, 2025	December 28, 2024
Projects under construction	1,170	$1,170
Property and equipment	1,170	1,170
Less accumulated depreciation	—	—
Total property and equipment, net, from discontinued operations	$1,170	$1,170
No depreciation expense has been recorded for the 13 weeks ended September 27, 2025 and September 28, 2024, or the 39 weeks ended September 27, 2025 and September 28, 2024.
2 The Company’s intangible assets consisted of the following:

	September 27, 2025	December 28, 2024
Soin intangible	$19,293	$19,293
Intangible assets	19,293	19,293
Less accumulated amortization	(4,983)	(3,537)
Total intangible assets	$14,310	$15,756
Amortization expense was $0.3 million and $0.5 million for the 13 weeks ended September 27, 2025 and September 28, 2024, respectively, and $1.4 million and $1.6 million for the 39 weeks ended September 27, 2025 and September 28, 2024, respectively.
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
3 The Company’s accrued liabilities consisted of the following:

	September 27, 2025	December 28, 2024
Due to Dr. Soin	$2,500	$2,850
Other	90	—
Total accrued expenses	$2,590	$2,850
In accordance with the provisions of ASC 360-10 and ASC 205-20, the Company has not included in the results of continuing operations the results of operations of the discontinued operations in the consolidated statements of operations and comprehensive income (loss). The results of operations for this entity for the 13 and 39 weeks ended September 27,

2025 and September 28, 2024 have been reflected as discontinued operations in the consolidated statements of operations and comprehensive income (loss) and consist of the following:

	13 Weeks Ended		39 Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Revenues	$—	$—	$—	$—
Cost of revenues	—	—	—	—
Gross profit	—	—	—	—
Operating expenses from discontinued operations:
Selling, general and administrative expenses	2,049	489	3,246	1,627
Total operating expenses from discontinued operations	2,049	489	3,246	1,627
Operating loss from discontinued operations	(2,049)	(489)	(3,246)	(1,627)
Other income (expense) from discontinued operations
Total other income (loss), net	—	—	$—	$—
Loss before provision for income taxes from discontinued operations	(2,049)	(489)	(3,246)	(1,627)
Income tax provision (benefit)	(4,360)	(102)	(1,404)	(337)
Net loss from discontinued operations	$2,311	$(387)	$(1,842)	$(1,290)
In accordance with the provisions of ASC 360-10 and ASC 205-20, the Company has separately reported the cash flow activity of the discontinued operations in the consolidated statements of cash flows. The cash flow activity from discontinued operations for the 39 weeks ended September 27, 2025 and September 28, 2024 have been reflected as discontinued operations in the consolidated statements of cash flows and consist of the following:

	39 weeks ended
	September 27, 2025	September 28, 2024
DISCONTINUED OPERATING ACTIVITIES:
Net loss from discontinued operations	(1,842)	(1,290)
Depreciation and amortization	1,447	1,604
Change in deferred taxes	(1,303)	—
Changes in assets and liabilities:
Accounts payable and accrued expenses	1,698	(314)
Net cash used in operating activities from discontinued operations	$—	$—
DISCONTINUED INVESTING ACTIVITIES:
Net cash used in investing activities from discontinued operations	$—	$—
DISCONTINUED FINANCING ACTIVITIES:
Net cash used in financing activities from discontinued operations	$—	$—
Effect of changes in exchange rate on cash and cash equivalents	—	—
DECREASE IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS, beginning of period	—	—
CASH AND CASH EQUIVALENTS, end of period	$—	$—

Note 5: Trade and other receivables
The Company’s trade and other receivables as of September 27, 2025 and December 28, 2024, respectively, were as follows (in $000’s):

	September 27, 2025	December 28, 2024
Trade receivables	$439	$57
Shareholder receivables	347	—
Other receivables	216	273
Trade and other receivables, net	$1,002	$330
Note 6: Prepaids and other current assets
Prepaids and other current assets as of September 27, 2025 and December 28, 2024 consist of the following (in $000’s):

	September 27, 2025	December 28, 2024
Prepaid licensing	$1,547	$—
Prepaid consulting	155	960
Prepaid legal	78	54
Prepaid interest	—	285
Prepaid purchase commitments	480	—
Prepaid rent	26	83
Prepaid insurance	272	—
Prepaid other	433	136
Total prepaid expenses and other current assets	$2,991	$1,518
Note 7: Property and Equipment
Property and equipment as of September 27, 2025 and December 28, 2024 consist of the following (in $000’s):

	September 27, 2025	December 28, 2024
Equipment	$57	$—
Property and equipment	57	—
Accumulated depreciation	(28)	—
Total property and equipment, net	$29	$—
Depreciation expense was $28,000 for the 13 and 39 weeks ended September 27, 2025.
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
The following table details the Company’s right of use assets and lease liabilities as of September 27, 2025 and December 28, 2024 (in $000’s):

	September 27, 2025	December 28, 2024
Right of use asset - operating leases	$109	$121
Lease liabilities:
Current - operating	$11	$10
Long term - operating	107	113
Total lease liabilities	$118	$123
As of September 27, 2025, the weighted average remaining lease term for operating leases is 4.2 years. The Company’s weighted average discount rate for operating leases is 12.8%. Total cash payments for operating leases for the 39 weeks ended September 27, 2025 was approximately $19,000. No cash payments for operating leases were made during the 39 weeks ended September 27, 2025. Additionally, the Company recognized approximately no right of use assets or lease liabilities during the 39 weeks ended September 27, 2025.
Total present value of future lease payments of operating leases as of September 27, 2025 (in $000’s):

Twelve months ended
2026	$34
2027	36
2028	37
2029	39
2030	6
Total	152
Less implied interest	(34)
Present value of payments	$118
Note 9: WLFI Treasury Program
The WLFI treasury program was initiated on August 12, 2025, with purchases executed in two tranches at $0.20 per token:
•Tranche 1: 3,750,000,000 WLFI tokens
•Tranche 2: 3,584,000,000 WLFI tokens (adjusted slightly from initial 3,750,000,000 to reflect final settlement after expenses from the proceeds of the financing completed in August 2025 (~7.3% of supply).
All acquisitions were executed through on‑chain transactions and direct Token Purchase Agreements with the WLFI Foundation. The Company did not hold any WLFI tokens prior to August 12, 2025.
The outstanding units, cost basis, and fair value as of September 27, 2025 were as follows:

	Units	Cost Basis	Fair Value
Balance, September 27, 2025:
WLFI	7,283,585,650	$1,456,717,130	$1,529,552,987
USDC	4,686,513	$4,686,513	$4,686,513
Total	7,288,272,163	1,461,403,643	1,534,239,500

The following table presents a reconciliation of WLFI assets to fair value as of September 27, 2025:

September 27, 2025
Fair value, December 28, 2024	$—
Fair value, June 28, 2025	—
Additions	1,466,717,430
Redemptions	(5,309,158)
Fees paid	(4,629)
Unrealized gain	72,835,857
Fair value, September 27, 2025	$1,534,239,500
During the 13 weeks ended September 27, 2025, the Company recognized an unrealized gain of approximately $72.8 million related to the change in fair value of the tokens.
Note 10: Intangible Assets
Intangible assets as of September 27, 2025 and December 28, 2024 consist of the following (in $000’s):

	September 27, 2025	December 28, 2024
Noncompete agreements	$675	$—
Qoden intangible assets	1,536	1,536
Patents and domains	4	4
Trade names	3,175	2,675
Customer relationships	20,450	13,925
Developed technology	1,850	1,850
Intangible assets	27,690	19,990
Less accumulated amortization	(3,764)	(1,316)
Total intangible assets	$23,926	$18,674
Intangible amortization expense was $0.9 million and $0.2 million for the 13 weeks ended September 27, 2025 and September 28, 2024, respectively, and $2.4 million and $0.7 million for the 39 weeks ended September 27, 2025 and September 28, 2024, respectively.
Mswipe
Effective on May 9, 2025, the Company and our indirect, wholly-owned second tier Canadian subsidiary entered into an agreement to purchase all of the outstanding capital stock of an entity that, through its subsidiaries, offers multi-currency, fiat- and crypto-enabled payment card services (see Note 3).
Qoden Intangible Assets
On November 8, 2024, the Company acquired the Qodex Cryptocurrency Exchange Software platform and other related assets from Qoden Technologies, LLC, a provider of technology solutions for the blockchain industry. The Company is amortizing the intangible assets over a two-year period (see Note 3).
ALT5 Subsidiary Intangible Assets
On May 14, 2024, the Company acquired its ALT5 Subsidiary, which is a fintech company that provides next generation blockchain-powered technologies to enable a migration to a new global financial paradigm. As part of the acquisition, the Company acquired trade names, customer relationships, and developed technology, which are being amortized over a period of seven years, 10 years, and five years, respectively (see Note 3).

Note 11: Goodwill
The following table details the Company's goodwill as of September 27, 2025 and December 28, 2024 (in $000's):

	Fintech	Biotech	Corporate and Other	Total
Balance, December 28, 2024	11,714	—	—	11,714
Mswipe acquisition	6,378	—	—	6,378
Mswipe tax adjustment	2,039			2,039
Balance, September 27, 2025	$20,131	$—	$—	$20,131
The Company accounts for purchased goodwill and intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. Goodwill recognized during the 39 weeks ended September 27, 2025 was approximately $8.4 million, and was due to the acquisition, and additional deferred tax liability, of Mswipe (see Note 3).

Note 12: Accrued Liabilities
Accrued liabilities as of September 27, 2025 and December 28, 2024 consist of the following (in $000’s):

	September 27, 2025	December 28, 2024
Compensation and benefits	$652	$204
Accrued guarantees	225	309
Accrued taxes	190	362
Accrued interest	714	789
Accrued Qoden payments	113	109
Accrued litigation/legal	2,312	50
Customer deposits	1,238	—
Accrued settlements	3,250	—
Accrued professional fees	86	—
Other	—	730
Total accrued expenses	$8,780	$2,553
Note 13: Debentures
Debentures outstanding as of September 27, 2025 and December 28, 2024 consisted for the following (in $000’s):

	September 27, 2025	December 28, 2024
Interest rate of 12%, maturity date of June 30, 2025	$563	$563
Total debentures	$563	$563
ALT5 Subsidiary issued seven debentures over a period from October 2018 through September 2019. The debentures bore interest at 12% per annum and matured on of June 30, 2025. The Company is in the process of negotiating a revised maturity date with the holders.

Note 14: Debt
Long-term debt as of September 27, 2025 and December 28, 2024 consisted of the following (in $000’s):

	September 27, 2025	December 28, 2024
Legacy subsidiary fixed deposits	$7,937	$4,247
Legacy subsidiary loan	2,398	3,782
Unaffiliated third-party	718	3,508
Seller notes	5,920	—
Other	—	33
Total notes payable, related parties	16,973	11,570
Less current portion	(8,318)	—
Total long-term notes payable, related parties	$8,655	$11,570
Legacy Subsidiary Fixed Deposits
ALT5 Subsidiary entered into several Corporate Fixed Deposit Agreements with otherwise unaffiliated third-parties, pursuant to which the Company became obligated for an aggregate of $5.5 million, as set forth in the respective agreements. Each obligation bears interest at a rate of 13% or 15% per annum, and has a maturity date range of April 2026 to March 2027. Several of these unaffiliated third-parties agreed to convert their respective investments into Future Equity Agreements for shares of the Company’s subsidiary, Alyea and, consequently, approximately $125,000 of these deposits were reclassified as non-controlling interest. As of September 27, 2025 and December 28, 2024, the outstanding aggregate obligations totaled approximately $7.9 million and $4.2 million, respectively.
Legacy Subsidiary Loan
On August 10, 2023, ALT5 Subsidiary entered into an extension agreement for a Bitcoin promissory note with an otherwise unaffiliated third-party. The Bitcoin promissory note is denominated in Bitcoin and, thus, is adjusted to its fair value each period. Although no extension agreement was executed, the promissory note had an original maturity date of August 2025 and was fully repaid during the fourth calendar quarter of 2025. The promissory note bears interest at 15% per annum. As of September 27, 2025 and December 28, 2024, the outstanding balance of the note was approximately $2.4 million and $3.8 million, respectively.
Unaffiliated Third-Party Loans
ICG Note
On February 7, 2024, the Company amended its outstanding related party promissory obligations (the “ICG Note”) in favor of Isaac Capital Group LLC (“ICG”) to add a convertibility provision. In accordance with Nasdaq Rules, the per-share conversion price was set at $0.61, subject to standard adjustments for (i) stock dividends and splits, (ii) subsequent rights offerings, and (iii) pro rata distributions. The Company’s board of directors provided its approvals of the amendments on February 7, 2024. On March 6, 2024, ICG entered into a Note Purchase Agreement with an otherwise unaffiliated third party, under which the third party acquired the ICG Note. The terms and conditions of the ICG Note were not modified in connection with its acquisition by the third party. The principal amount of the ICG Note on the date of acquisition was approximately $1.2 million. As of September 27, 2025, the third party had converted approximately $1.2 million of the Company’s obligations under the ICG Note into 1.9 million shares of the Company’s common stock. As of September 27, 2025 and December 28, 2024, the amount outstanding on the ICG Note was approximately $26,000 and $0.7 million, respectively.
Live Note
On February 7, 2024, the Company amended its outstanding related party promissory obligations (the “Live Note”) in favor of Live Ventures Incorporated (“Live”) to add a convertibility provision. In accordance with Nasdaq Rules, the per-share conversion price for each obligation, as amended, was set at $0.61, subject to standard adjustments for (i) stock dividends and splits, (ii) subsequent rights offerings, and (iii) pro rata distributions. The Company’s board of directors provided its final approvals of the amendments on February 7, 2024. On March 6, 2024, Live entered into a Note Purchase Agreement with another otherwise unaffiliated third party, under which the third party acquired the Live Note. The terms and conditions of the acquired Live Note were not modified in connection with its acquisition by the third party. The principal amount of the Live Note on the date of acquisition was approximately $1.0 million. As of September 27, 2025, the third party had converted $1.0 million of the Company’s obligations under the Live Note into approximately 1.6 million shares of the Company’s common stock. As of September 27, 2025 and December 28, 2024, the amount outstanding on the Live Note was $0 and $0.8 million.
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
The Big Warrant is exercisable, at an exercise price of 1.71 per share, as follows: (i) 100,000 shares of Common Stock as of Original Issue Date, (ii) contingently for an additional 100,000 shares of Common Stock as of October 31, 2024, if, as of such date, the Company has not repaid in full its obligations under the Big Debenture, and (iii) contingently for an additional 200,000 shares of Common Stock as of January 29, 2025, if, as of such date, the Company has not repaid in full its obligations under the Big Debenture. The Company and the holder of the Big Warrant reached an agreement, pursuant to which the term of the final tranche of the Big Warrant was extended to August 20, 2027, the number of underlying shares was reduced to 192,982 shares of Common Stock, and the exercise price of $1.71 per share was unchanged.

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
During the quarter ended June 28, 2025, one of the two non-affiliated Investors exercised the remainder of the Small Warrant for a total of 45,455 shares (see Note 15). During the fourth quarter of the year ended December 28, 2024, the non-affiliated Investor exercised the Big Warrant for a total of 200,000 shares of the Company’s common stock, and the other two non-affiliated Investors exercised the Small Warrant for a total of 90,908 shares. Additionally, during the fourth quarter of the year ended December 28, 2024, these unaffiliated third-parties agreed to convert a portion their respective investment into Future Equity Agreements of the Company’s subsidiary, Alyea and, consequently, approximately $1.3 million was reclassified as non-controlling interest. During the 13 weeks ended June 28, 2025, the Company paid approximately $0.2 million, in principal and accrued interest, to one of the two non-affiliated Investors in settlement of its debt. As of September 27, 2025 and December 28, 2024, the outstanding balance due on the debentures was approximately $0.2 million and $0.5 million, respectively, consisting of principal and accrued interest.
Corporate Fixed Deposit Agreement
On September 19, 2024, ALT5 Subsidiary and an investor entered into a 12-month Corporate Fixed Deposit Agreement, pursuant to which ALT5 Subsidiary borrowed $1.5 million at an interest rate of 12% per annum, payable monthly, calculated on the then-unpaid principal amount. Upon maturity, ALT5 Subsidiary is obligated to repay the principal amount in full and any accrued and unpaid interest. The principal may be repaid in full, but not in part, with a pre-payment penalty equivalent to three month’s of interest. During the three months ended September 27, 2025, all outstanding principal and accrued interest was repaid in full. As of September 27, 2025 and December 28, 2024, the outstanding balance was approximately $0 and $1.5 million, respectively, consisting of principal and accrued interest.
Personal Fixed Deposit Agreement
On February 1, 2025, ALT5 Subsidiary and an investor entered into a 24-month Personal Fixed Deposit Agreement, pursuant to which ALT5 Subsidiary borrowed $0.5 million at an interest rate of 13% per annum, payable monthly, calculated on the then-unpaid principal amount. Upon maturity, ALT5 Subsidiary is obligated to repay the principal amount in full and any accrued and unpaid interest. The principal may be repaid in full, but not in part, with a pre-payment penalty equivalent to three month’s of interest. As of September 27, 2025, the outstanding balance was approximately $0.5 million.
Seller Notes
Effective on May 9, 2025, the Company and our indirect, wholly-owned second tier Canadian subsidiary entered into an agreement to purchase all of the outstanding capital stock of Mswipe, through its subsidiaries, offers multi-currency, fiat- and crypto-enabled payment card services (see Note 3). In connection with this transaction, the Company entered into promissory notes with the three sellers of Mswipe in the amount of $5.1 million, $0.7 million, and $0.4 million, respectively. The fair values assigned to the promissory notes, as calculated by a third-party firm, was approximately $4.7 million, $0.6 million, and $0.3 million, respectively. Each note bears interest at 3.99% per annum, and matures on June 29, 2026. As of September 27, 2025, the outstanding balance on the three notes was $4.9 million, $0.6 million, and $0.4, respectively.

Note 15: Related Party Debt
Long-term debt payable to related parties as of September 27, 2025 and December 28, 2024 consisted of the following (in $000’s):

	September 27, 2025	December 28, 2024
Isaac Capital Group, 10.0% interest rate, matures December 31, 2024	$30	$327
Live Ventures Incorporated, 10.0% interest rate, matures December 31, 2024	—	327
Isaac Capital Group short-term demand advance	23	48
Novalk Apps SAA, LLP short-term demand advance	100	110
Total notes payable, related parties	153	812
Less current portion	(153)	(812)
Total long-term notes payable, related parties	$—	$—
Total future maturities of long-term debt to related parties is as follows (in $000’s):

Twelve months ending September 27,
2026	$153
Total future maturities of long-term debt, related parties	$153
Isaac Capital Group LLC
On February 7, 2024, the Company amended its outstanding related party promissory obligations (the “ICG Note”) in favor of ICG to add a convertibility provision. In accordance with Nasdaq Rules, the per-share conversion price was set at $0.61, subject to standard adjustments for (i) stock dividends and splits, (ii) subsequent rights offerings, and (iii) pro rata distributions. The Company’s board of directors provided its approvals of the amendments on February 7, 2024. On March 6, 2024, ICG entered into a Note Purchase Agreement with an otherwise unaffiliated third party, under which the third party acquired the ICG Note. The terms and conditions of the ICG Note were not modified in connection with its acquisition by the third party. The principal amount of the ICG Note on the date of acquisition was approximately $1.2 million. As of September 27, 2025, the third party had converted approximately $307,000 of the Company’s obligation under the ICG Note into 502,852 shares of the Company’s common stock. As of September 27, 2025 and December 28, 2024, the amount outstanding on the ICG Note was approximately $30,000 and $0.3 million, respectively (see Note 23).
On April 18, 2024, ICG made a short-term demand advance to the Company in the amount of $0.1 million. The advance bears interest at a rate of 10% per annum until repaid. As of September 27, 2025 and December 28, 2024, the principal amount outstanding was $23,000 and $48,000, respectively (see Note 23).
Live Ventures Incorporated
On February 7, 2024, the Company amended its outstanding related party promissory obligations (the “Live Note”) in favor of Live Ventures to add a convertibility provision. In accordance with Nasdaq Rules, the per-share conversion price for each obligation, as amended, was set at $0.61, subject to standard adjustments for (i) stock dividends and splits, (ii) subsequent rights offerings, and (iii) pro rata distributions. The Company’s board of directors provided its final approvals of the amendments on February 7, 2024. On March 6, 2024, Live Ventures entered into a Note Purchase Agreement with another otherwise unaffiliated third party, under which the third party acquired the Live Note. The terms and conditions of the acquired Live Note were not modified in connection with its acquisition by the third party. The principal amount of the Live Note on the date of acquisition was approximately $1.0 million. As of September 27, 2025 and December 28, 2024, the amount outstanding on the Live Note was approximately $0 and $0.3 million, respectively (see Note 23).
Novalk Apps SAA, LLP
On May 28, 2024 and June 3, 2024, Novalk Apps SAA, LLP (“Novalk”) made short-term demand advances in the amount of $120,000 and $100,000, respectively, to the Company. The advances bears interest at a rate of 10% per annum until repaid. As of September 27, 2025 and December 28, 2024, the principal amount outstanding was approximately $0.1 million (see Note 20).

Note 16: Commitments and Contingencies
Litigation
SEC Complaint
On August 2, 2021, the U.S. Securities and Exchange Commission (“SEC”) filed a civil complaint (the “SEC Complaint”) in the United States District Court for the District of Nevada naming the Company and one of its former executive officers, Virland Johnson, the Company's former Chief Financial Officer, as defendants (collectively, the “Defendants”). Pursuant to an agreed-upon Order of the Court, on May 28, 2024, the Company settled its litigation with the SEC. The Settlement Agreement provided, in pertinent part: “Without admitting or denying the allegations of the complaint (except as provided herein in paragraph 12 and except as to personal and subject matter jurisdiction, which [the Company] admits), [the Company] hereby consents to the entry of the final Judgment in the form attached hereto (the “Final Judgment”) and incorporated by reference herein, which, among other things: “(a) permanently restrains and enjoins [the Company] from violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder [15 U.S.C. § 78j(b) and 17 C.F.R. §§ 240.10b-5]; and (c)[sic] orders [the Company] to pay a civil penalty in the amount of $250,000 under Section 21(d)(3) of the Exchange Act [15 U.S.C. § 78u(d)(3)).” The SEC has agreed to accept four quarterly payments from the Company, each in the amount of $62,500. The balance remaining on the payments to the SEC was $250,000 as of September 27, 2025. The Settlement Agreement is attached to the Order as Exhibit 1, both of which documents may be viewed at https://ecf.nvd.uscourts.gov/doc1/115110470966.

The SEC Complaint's remaining allegations relate to financial, disclosure and reporting violations against the former executive officer under Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5. The SEC Complaint also alleges various claims against the former executive officer under Sections 13(a), 13(b)(2)(A), 13(b)(2)(B) and 13(b)(5) of the Exchange Act and Rules 12b-20, 13a-1, 13a-13, 13a-14, 13b2-1, and 13b2-2. The SEC continues to seek a permanent injunction, civil penalties, and an officer-and-director bar against the former executive officer. The foregoing is only a general summary of the SEC Complaint, which may be accessed on the SEC’s website at https://www.sec.gov/litigation/litreleases/2021/lr25155.htm.
Sieggreen
In a matter pending in the United States District Court for the District Of Nevada, Case No. 2:21-cv-01517-CDS-EJY, styled as Sieggreen, Individually and On Behalf of All Others Similarly Situated, Plaintiff, v. Live Ventures Incorporated, Jon Isaac, and Virland A. Johnson, Defendants, the Company was added as a defendant on March 6, 2023, and was served on March 23, 2023. Plaintiff has alleged causes of action against the Company for (i) violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and (ii) violation of Section 10(b) of the Securities Exchange Act of 1934 and Rules 10b-5(a) and 10b-5(c) promulgated thereunder. In June 2023 the Company filed a Motion to Dismiss, which the Court granted with leave for Plaintiffs to file a second amended complaint. Plaintiffs filed their Second Amended Complaint on October 31 2024. On December 16, 2024, the Company filed a Motion to Dismiss the Second Amendment Complaint, which the Court denied by Order dated September 30, 2025. The Company filed its Answer to the Second Amended Complaint on December 1, 2025. The Company strongly disputes and denies the allegations contained in the Second Amended Complaint and will continue to defend itself vigorously against the claims.
Main/270
The Company is a defendant in an action filed on April 11, 2022, in the U.S. District Court Southern District of Ohio, Eastern Division, styled, Trustees Main/270, LLC, Plaintiff, vs ApplianceSmart, Inc. and JANONE, Inc., Defendant, Case No.: 2:22-cv-01938-ALM-EPD. The Company was a guarantor of the lease between the Plaintiff and ApplianceSmart, Inc. Plaintiff alleged a cause of action against the Company in respect of the guaranty and seeks approximately $90,000 therefor. Plaintiff also seeks approximately $1,420,000 against ApplianceSmart and the Company on a joint and several basis. Trial has already been conducted in this case. ALT5 Sigma is awaiting the judge’s decision.The Company does not believe that it is obligated to Plaintiff in that amount and the parties continue to negotiate a potential settlement. On On October 3, 2025, the Court entered a final judgment against ALT5 Sigma for $1.3 million plus pre‑ and post‑judgment interest. On November 3, 2025, the Company timely filed an appeal with the United States Court of Appeals for the Sixth Circuit, and that appeal remains pending.
Gulf Coast Bank and Trust vs. ALT5 Sigma Corporation, et al.
Alt5 Sigma posted a $900,000 cash bond with the Court that is earning interest. Plaintiff seeks the payment of outstanding amounts related to a loan guarantee that existed for a prior subsidiary, ARCA Recycling Inc., in the amount of approximately $1.6 million, inclusive of principal, interest, and attorneys’ fees to date. ALT5 Sigma believes that Gulf

Coast did not collect accounts receivable, inventory, and equipment of the prior subsidiary, as debtor, in a commercially reasonable manner, which resulted in substantial loss of collateral value. Experts were designated by July 31, 2025, and their depositions are being scheduled for the month of August. Both sides have already taken non-expert depositions. Trial is not yet set, but is expected sometime in 2026. Venue is Hennepin County, Minnesota. Subsequent to September 27, 2025, the parties reached a settlement agreement under which the Company agreed to pay the Plaintiff a total of $975,000, funded through the $900,000 cash bond and a $75,000 cash payment completed on December 1, 2025.
Virland Johnson Bankruptcy
On August 14, 2025, the Company received a Summons and Complaint in an Adversary Proceeding (the “Complaint”) filed on August 6, 2025 in connection with the Chapter 7 bankruptcy proceeding titled In re Virland Johnson, No. 2:24-bk-00226-BKM, pending in the United States Bankruptcy Court for the District of Arizona and involving the Company’s former Chief Financial Officer, Virland Johnson. The Complaint alleges that Mr. Johnson had been awarded in October 2023 restricted stock units entitling him to receive 329,294 shares of the Company’s common stock under the Company’s 2023 Equity Incentive Plan. According to the Complaint, Mr. Johnson did not disclose the existence of the stock award in his January 11, 2024 Chapter 7 bankruptcy petition or accompanying disclosure schedules. The Complaint alleges that the common stock may not have been delivered to Mr. Johnson, may have been assigned by Mr. Johnson to the Company or another unknown assignee, may have been sold by Mr. Johnson, or may even continue to be held by Mr. Johnson. Through the Complaint, the U.S. Trustee seeks to recover the common stock or, if it is no longer available, the equivalent value from the Company on behalf of the bankruptcy estate. On September 30, 2025 the Company filed its Answer to the Complaint and denied the allegations of any wrongdoing by the Company. The Company disputes the allegations concerning the Company and will vigorously defend itself against the claims.
First Capital Consulting, Inc. DBA Trusaic vs. ALT5 Sigma Corporation
Trial is scheduled to start on June 29, 2026. Plaintiff is seeking $97,696, plus costs and interest, against ALT5 Sigma for unpaid obligations of entities that no longer exist or do not have any assets, i.e., ARCA Recycling Inc. and Customer Connexx LLC. Plaintiff alleges that ALT5 Sigma, as the parent company at the time, should be responsible for the fees. ALT5 Sigma believes that it is not responsible for the fees, as the unpaid services were provided for the two subsidiaries and not for the corporate parent. Venue is Los Angeles County, California.
Judgment in Rwanda
ALT 5 Sigma Canada Inc., an indirect second-tier subsidiary of the Company, is the subject of certain legal proceedings in the Rwanda judicial system stemming from issues that allegedly occurred in 2023, prior to the Company's acquisition of ALT 5 Sigma Canada Inc. At stake in those proceedings is US$3.5 million of ALT 5 Sigma Canada Inc.'s funds that are held on deposit in its account at I&M Bank in Rwanda. On May 7, 2025, the Intermediate Court of Nyarugenge, Rwanda, rendered findings and a decision that ALT 5 Sigma Canada Inc. was guilty of the offense of inability to justify the origin of assets (the US$3.5 million) and money laundering, but not guilty of forming or joining a criminal association and that the the US$3.5 million be permanently forfeited and deposited into the Rwandan State Treasury. The Intermediate Court also ordered that ALT 5 Sigma Canada Inc. be dissolved. A co-defendant in those proceedings is Mr. Andre Beauchesne, who was ALT 5 Sigma Canada Inc.’s principal in 2023. The Intermediate Court sentenced Mr. Beauchesne to seven years of imprisonment because he did not attend the court proceedings and did not present a defense, along with fining him the sum of USD 517,131.5625. On June 6, 2025, ALT 5 Sigma Canada Inc. and Mr. Beauchesne appealed the Intermediate Court's decision to the High Court of Kigali, Rwanda, and, as of the date of this Quarterly Report, the matter remains under judicial review. In the appeal, ALT 5 Sigma Canada Inc. and Mr. Beauchesne dispute the findings of the Intermediate Court, reiterate and continue to maintain that each was a victim of fraud and that ALT 5 Sigma Canada Inc. should regain access to the funds that belong to it (US$3.5 million). None of ALT 5 Sigma Canada Inc.’s customers was impacted by the Intermediate Court's decision for confiscation of the funds. Although no assurance can be given as to the outcome of the appeal, the Company and ALT 5 Sigma Canada Inc. are actively pursuing all available legal remedies to protect their interests and those of their stakeholders. In connection with the Intermediate Court’s Rwanda decision and pending the outcome of the appeal, the Company has recorded a US$3.5 million allowance on its condensed consolidated balance sheets.
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
The Company is party from time to time to other ordinary course disputes that we do not believe to be material to our financial condition as of September 27, 2025.
Note 17: Registered Direct Offering
Registered Direct Offering
On or about August 12, 2025, the Company entered into securities purchase agreements (the “Registered Offering Purchase Agreements”) with certain institutional investors, pursuant to which the Company agreed to issue to the Purchasers (as defined therein), in a registered direct offering (the “Registered Offering”), an aggregate of 100,000,000 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), at a purchase price of $7.50 per share.
The Company intends to use up to $10.0 million of the net proceeds from the Registered Offering to settle existing litigation, pay existing debt, and fund the Company’s existing business operations. The balance of the net proceeds was used to fund the acquisition of $WLFI tokens from World Liberty Financial, Inc. (the “Lead Investor”), pursuant to a Token Purchase Agreement, and the establishment of the Company’s cryptocurrency treasury operations. The shares of Common Stock issued in the Registered Offering were issued pursuant to a prospectus supplement, which was filed with the SEC on August 11, 2025, in connection with a takedown from the Company’s shelf registration statement on Form S-3, as amended, (File No. 333-289176), which was declared effective by the SEC on August 8, 2025.
Private Placement Offering
Also, on August 12, 2025, the Company consummated transactions resulting from a Securities Purchase Agreement (the “Private Placement Purchase Agreement” and, together with the Registered Offering Purchase Agreements, the “Purchase Agreements”), with the Lead Investor, pursuant to which the Company received $750 million of $WLFI tokens and issued to the Lead Investor, in a concurrent private placement (the “Private Placement” and together with the Registered Offering, the “Offerings”), 1,000,000 shares of Common Stock at a purchase price of $7.50 per share (the “PIPE Shares”), and pre-funded warrants (the “PIPE Pre-Funded Warrants”) to purchase up to 99,000,000 shares of Common Stock at a purchase price of $7.499 per PIPE Pre-Funded Warrant (the “PIPE Pre-Funded Warrant Shares”). Each of the PIPE Pre-Funded Warrants is exercisable for one share of Common Stock at an exercise price of $0.001 per share. The PIPE Pre-Funded Warrants were not exercisable until the Company had (i) obtained stockholder approval to allow the issuance of shares underlying the PIPE Pre-Funded Warrant in excess of 19.99% of the shares of common stock outstanding immediately prior to the execution of the Purchase Agreement (the “Exchange Cap”) and (ii) filed an amendment to its Articles of Incorporation to increase the number of authorized shares of common stock (the “Amendment”), both of which occurred in October 2025. Accordingly, the PIPE Pre-Funded Warrants may be exercised at any time until all have been exercised in full, subject to certain contractual beneficial ownership limitations.
Pursuant to the Private Placement Purchase Agreement, the Lead Investor was issued Common Stock Purchase Warrants (the “Lead Investor Warrants”) to purchase up to 10% of the number of shares of common stock or pre-funded warrants sold in the offering, or 20 million shares of common stock. The Lead Investor Warrants are exercisable for (i) 8,000,000 shares of Common Stock at an exercise price of $7.50 per share of Common Stock; (ii) 4,000,000 shares of Common Stock at an exercise price of $8.25 per share of Common Stock; (iii) 4,000,000 shares of Common Stock at an exercise price of $9.00 per share of Common Stock; and (iv) 4,000,000 shares of Common Stock at an exercise price of $9.75 per share of Common Stock, subject to adjustment. The issuance of the shares of Common Stock underlying the Lead Investor Warrants (the “Lead Warrant Shares”) was also subject to stockholder approval of the Exchange Cap and the Amendment, which, as noted above, occurred in October 2025.
The issuance and sale of the PIPE Shares, the PIPE Pre-Funded Warrants, the Lead Investor Warrants, and the Lead Investor Shares (collectively, the “PIPE Securities”) were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws. The PIPE Securities were, or will be, as relevant, issued in reliance on the exemption from registration provided by Section 4(a)(2) under the Securities Act and/or Regulation D promulgated thereunder for transactions not involving a public offering. Pursuant to the terms of the Registration Rights Agreement (as defined herein), the Company is required to file a registration statement providing for the resale of the PIPE Securities within 15 days of the closing of the Private Placement. As of the date of this Quarterly Report, the registration statement has not yet been filed.
The Registered Offering is resulted in gross proceeds of $750 million and the Private Placement resulted in the receipt of $750 million of WLFI tokens, in each case before deducting placement agent commissions and other offering expenses. The closing of the Offerings occurred on August 12, 2025.
Pursuant to the Purchase Agreements, the Company has agreed not to issue, enter into any agreement to issue, or announce the issuance or proposed issuance of any shares of Common Stock or Common Stock equivalents, or file any registration statement or any amendment or supplement thereto, for a period of thirty (30) days after the initial registration statement was declared effective, subject to certain customary exceptions, including the use of the Sales Agreement (as defined herein), without the consent of the Purchasers, the Lead Investor, and the Placement Agent.
Placement Agency Agreements
The Company entered into a Placement Agency Agreement with A.G.P./Alliance Global Partners (the “Placement Agent”), dated August 11, 2025, pursuant to which the Placement Agent acted as the exclusive placement agent for the Company in connection with the Registered Offering (the “RD Placement Agency Agreement”). Pursuant to the RD Placement Agency Agreement, the Company paid the Placement Agent a cash fee of 3% of the gross proceeds from the Registered Offering and issued to the Placement Agent (or its designees) warrants to purchase that number of shares of Common Stock equal to 3% of the securities sold in the Registered Offering, which are exercisable beginning 180 days following the closing date, and have an initial exercise price per share of Common Stock of $8.25 (the “Placement Agent Warrants”). In addition, the Company reimbursed the Placement Agent for up to $475,000 of its fees and expenses, and up to $10,000 in non-accountable expenses, in connection with the Registered Offering.
The Company also entered into a Placement Agency Agreement with the Placement Agent, dated August 11, 2025, pursuant to which the Placement Agent acted as the exclusive placement agent for the Company in connection with the Private Placement (the “PIPE Placement Agency Agreement”). Pursuant to the PIPE Placement Agency Agreement, the Company paid the Placement Agent (or its designees) a cash fee of (i) $6.5 million for all tokens paid for the securities sold in the Private Placement in excess of $500 million and (ii) 3% of the gross proceeds of cash paid for the securities sold in the Private Placement Offering by the Placement Agent, and issued to the Placement Agent, Placement Agent Warrants equal to 3% of the securities sold in the Private Placement, which are exercisable beginning 180 days following the closing date, and have an initial exercise price per share of Common Stock of $8.25. In addition, the Company reimbursed the Placement Agent for up to $475,000 of its fees and expenses, and up to $10,000 in non-accountable expenses, in connection with the Private Placement.
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
On December 30, 2025, the Company entered into an agreement (the “Placement Agent Subsequent Agreement”) with the Placement Agent that modified certain of the terms of the Placement Agent Agreements. The parties agreed, subject to certain limitations, to extend the Placement Agent’s irrevocable right of first refusal to act as sole investment banker, sole book-runner, sole sales agent, and/or sole placement agent, at its sole discretion, for the Company's future public and private equity and debt offering, including all equity linked financings, through December 31, 2026, on terms customary to the Placement Agent. The fee tail period, as provided in the Placement Agent Agreements, was also extended from August 12, 2026 through December 31, 2026. In connection with such extensions, the Placement Agent (i) paid the Company the sum of one million dollars and (ii) agreed that, once it has received one million dollars in fees paid to it by the Company with respect to any financing consummated during the extended right of first refusal period or in respect of the extended fee tail period, the Company may allocate 35% of the fees otherwise to be associated therewith to another bank and/or broker-dealer or, if no other bank or broker-dealer would be entitled to any such fees, then the Placement Agent will reduce its customary and reasonable fees associated therewith during such periods by 35%. The Company also generally released the

Placement Agent from all claims or other obligations through the date of the Placement Agent Subsequent Agreement.

In connection with the Placement Agent Subsequent Agreement, on December 26, 2025, the Company entered into an agreement with Keefe, Bruyette & Woods, Inc. (“KBW”), that superseded and terminated the parties’ May 14, 2025 and June 16, 2025, agreements, which provided that KBW would render certain financial advisory and investment banking services to the Company. Under this agreement, the Company agreed to pay to KBW the sum of three million dollars, one-third of which was paid on or about December 31, 2025 and the remaining amounts in equal payments on or before March 31, 2026 and May 31, 2026. KBW had asserted that it was due $37.8 million in advisory fees connection with the Registered Offering and the Private Placement. The parties also generally released each other from all claims or other obligations in respect of the May 14, 2025 and June 16, 2025 agreements and any transactions related thereto.
Registration Rights Agreement
On or about August 11, 2025, the Company and the Lead Investor entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Company agreed to file a registration statement (the “Resale Registration Statement”), providing for the resale of the PIPE Securities within 15 days of the closing of the Private Placement, to have such registration statement declared effective with 30 days of the filing date (or 60 days, if the SEC conducts a full review) (the date of such effectiveness, the “Effective Date”), and to maintain the effectiveness of such registration statement. As of the date of this Quarterly Report, the registration statement has not yet been filed.
Asset Management Agreement
Further, on or about August 11, 2025 (the “AMA Commencement Date”), the Company entered into an Asset Management Agreement (the “Asset Management Agreement”) with Kraken (the “Asset Manager”), pursuant to which the Asset Manager agreed to provide discretionary investment management services with respect to the Company’s cryptocurrency treasury. The term of the Asset Management Agreement was for thirty (30) days renewable upon the mutual consent of the parties. The Asset Manager received a nominal fee as compensation for its services under the Asset Management Agreement, which was not renewed.
Lock-Up Agreements
Pursuant to the Purchase Agreements, the Company will not issue, enter into any agreement to issue, or announce the issuance or proposed issuance of any shares of Common Stock or Common Stock equivalents, or file any registration statement or any amendment or supplement thereto, for a period of 30 days after the Effective Date, subject to certain customary exceptions, including the use of the Sales Agreement (as defined herein), without the consent of the Purchasers, the Lead Investor and the Placement Agent.
In addition, each of the Company’s directors and executive officers are subject to a lock-up agreement, which prohibits them from offering for sale, pledging, announcing the intention to sell, selling, contracting to sell, granting any option, right or warrant to purchase, or otherwise transferring or disposing of, 50% of their shares of Common Stock or any securities convertible into or exercisable or exchangeable for shares of Common Stock for a period of 90 days following the Effective Date and the remaining 50% upon the later of ninety (90) days after the Effective Date or the effective date of the Stockholder Approval. It is contemplated that the lock-up agreements will not prohibit our directors and executive officers and the selling stockholder from transferring shares of our common stock for bona fide estate or tax planning purposes, subject to certain requirements, including that the transferee be subject to the same lock-up terms.
Note 18: Stockholders’ Equity
Common Stock: Our Articles of Incorporation authorize 2.0 billion shares of common stock that may be issued from time to time having such rights, powers, preferences and designations as the Board of Directors may determine. During the 13 weeks ended September 27, 2025 and September 28, 2024, no shares of common stock were issued in lieu of professional services.
During the third quarter ended September 27, 2025, the Company converted 3,200 shares of its Series M Convertible Preferred stock for 90,000 shares of its common stock.
In connection with the Registered Direct Offering, the Company issued 100,000,000 shares of its common stock. The Company also issued 1,000,000 shares of its common stock to the lead investor pursuant to the Private Placement Purchase Agreement (see Note 17).

During the third quarter ended September 27, 2025, the Company issued 330,000 shares of its common stock to a non-affiliated third-party in exchange for brokerage services rendered.
During the third quarter ended September 27, 2025, the Company issued 145,000 restricted stock units to 11 individuals from the Company’s 2024 Equity Incentive Plan. The aggregate value of the shares at issuance was approximately $1.3 million.
During the third quarter ended September 27, 2025, the Company issued 10,000 restricted stock units to one individual from the Company’s 2024 Equity Incentive Plan. The aggregate value of the shares at issuance was approximately $79,000.
During the third quarter ended September 27, 2025, the Company issued 400,000 restricted stock units to Peter Tassiopoulos, the Company’s former Chief Executive Officer, from the Company’s 2024 Equity Incentive Plan. The aggregate value of the shares at issuance was approximately $2.4 million.
During the third quarter ended September 27, 2025, pursuant to the terms and conditions of a related party promissory note, the Company converted approximately $1.2 million of obligations into approximately 1.8 million shares of the Company's common stock (see Note 15).
During the third quarter ended September 27, 2025, pursuant to the terms and conditions of a related party promissory note, the Company converted approximately $0.4 million of obligations into approximately 0.6 million shares of the Company's common stock (see Note 15).
During the third quarter ended September 27, 2025, the Company issued 1.2 million shares of its common stock to a non-affiliated third-parties for warrants exercised.
During the second quarter ended June 28, 2025, the Company issued 100,000 shares of its common stock to one individual under the Company’s 2023 Equity Incentive Plan. The aggregate value of the shares at issuance was approximately $605,000.
During the second quarter ended June 28, 2025, the Company issued 17,511 shares of its common stock to a non-affiliated third-party in exchange for brokerage services rendered.
During the second quarter ended June 28, 2025, the Company issued an aggregate of 700,000 restricted stock units to Tony Isaac, the Company’s President. 350,000 of the restricted stock units were issued from the Company’s 2024 Plan and 350,000 were issued from the Company’s 2023 Plan. The aggregate value of the shares at issuance was approximately $1.4 million.
During second quarter ended June 28, 2025, pursuant to the terms and conditions of a related party promissory note, the Company converted approximately $323,000 of obligations into 529,161 shares of the Company's common stock (see Note 15).
During second quarter ended June 28, 2025, pursuant to the terms and conditions of a related party promissory note, the Company converted approximately $306,000 of obligations into 502,852 shares of the Company's common stock (see Note 15).
On May 15, 2025, pursuant to the terms and conditions of a promissory note, the Company converted approximately $91,500 of obligations into 150,000 shares of the Company's common stock (see Note 14).
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
During the first quarter ended March 29, 2025, the Company issued 45,455 shares of its common stock related to the exercise of warrants under the Small Debenture (see Note 14).

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
As of September 27, 2025, and December 28, 2024, there were 126,089,629 and 15,417,693 shares, respectively, of common stock issued and outstanding.
Equity Offerings: The Company’s 2024 Plan, which was adopted by the Board in November 2024 and approved by the stockholders at the 2024 annual meeting of stockholders, replaces the 2023 Plan, which replaced the 2016 Plan, which replaced the 2011 Plan. Under the 2024 Plan, the maximum aggregate number of shares, which may be subject to or delivered under Awards granted under the Plan is 2,800,000 shares. Awards may be in the form of a Stock Award, Option, Stock Appreciation Right, Stock Unit, or Other Stock-based Award granted in accordance with the terms of the respective Plan. During the 39 weeks ended September 27, 2025, there were 905,000 grants under the 2024 Plan, and the Company recognized approximately $4.6 million in share-based compensation expense related to RSU’s that were awarded and immediately vested.
The Company’s 2023 Plan, which was adopted by the Board in August 2023 and approved by the stockholders at the 2023 Annual Meeting of Stockholders, replaces the 2016 Plan, which replaced the 2011 Plan. Under the 2023 Plan, the maximum aggregate number of shares, which may be subject to or delivered under Awards granted under the Plan is two million (2,000,000) shares. Awards may be in the form of a Stock Award, Option, Stock Appreciation Right, Stock Unit, or Other Stock-based Award granted in accordance with the terms of the respective Plan. During the 13 weeks ended September 27, 2025 and September 28, 2024, respectfully, the Company recognized approximately $0.7 million and $0.3 million in share-based compensation expense related to RSU’s that were awarded and immediately vested.
The Company’s 2016 Plan authorizes the granting of awards in any of the following forms: (i) incentive stock options, (ii) nonqualified stock options, (iii) restricted stock awards, and (iv) restricted stock units, and expires on the earlier of October 28, 2026, or the date that all shares reserved under the 2016 Plan are issued or no longer available. On November 4, 2020, the Company amended the 2016 Plan to increase the issuance of common shares from 400,000 to 800,000. The vesting period is determined by the Board of Directors at the time of the stock option grant. As of September 27, 2025 and December 28, 2024, 20,000 and 100,000 options, respectively, were outstanding under the 2016 Plan.
The Company's 2011 Plan authorizes the granting of awards in any of the following forms: (i) stock options, (ii) stock appreciation rights, and (iii) other share-based awards, including but not limited to, restricted stock, restricted stock units or performance shares, and expired on the earlier of May 12, 2021, or the date that all shares reserved under the 2011 Plan are issued or no longer available. As of September 27, 2025 and December 28, 2024, 0 and 8,000 options, respectively, were outstanding under the 2011 Plan. No additional awards will be granted under the 2011 Plan.
The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no stock options granted during the 13 weeks ended September 27, 2025.

Additional information relating to all outstanding stock options is as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Outstanding at December 28, 2024	108,000	$5.03	$68	5.5
Outstanding at March 29, 2025	108,000	$5.03	$68	5.3
Cancelled/expired	(88,000)	$5.31
Outstanding at June 28, 2025	20,000	$3.83	$86	5.2
Outstanding at September 27, 2025	20,000	$3.83	$—	4.9
Exercisable at September 27, 2025	20,000	$3.83	$—	4.9
The Company recognized $5.3 million and $0 in share-based compensation expense related to restricted stock units for the 13 weeks ended September 27, 2025 and September 28, 2024, respectively, and $5.9 million and $1.5 million for the 39 weeks ended September 27, 2025 and September 28, 2024, respectively.
As of September 27, 2025, the Company had no unrecognized share-based compensation expense associated with equity awards.
Series A-1 Convertible Preferred Stock
Shares of Series A-1 Preferred Stock are convertible into the Company’s common shares at a ratio of 20:1. 44,250 shares were converted during the 13 weeks ended September 27, 2025. As of September 27, 2025 and December 28, 2024, there were 0 and 23,480 shares of Series A-1 Convertible Preferred Stock outstanding, respectively.
Series B Preferred Stock
Series B Preferred Stock was issued in connection with the Company's acquisition of ALT5 Subsidiary (see Note 3), and are not convertible into any class or series of capital stock of the Company. As of September 27, 2025 and December 28, 2024, there were 34,207 shares of Series B Preferred Stock outstanding.
Series I Convertible Preferred Stock
Shares of Series I Preferred Stock are convertible into the Company’s common shares at a ratio of 100:1. No shares were converted during the 13 weeks ended September 27, 2025. As of September 27, 2025 and December 28, 2024, there were 17,000 shares of Series I Convertible Preferred Stock outstanding.
Series Q Convertible Preferred Stock
Shares of Series Q Preferred Stock are convertible into the Company’s common shares at a ratio of 1:1. 192,752 shares were converted during the 13 weeks ended September 27, 2025. As of September 27, 2025 and December 28, 2024, there were 732,460 and 925,212 shares of Series Q Convertible Preferred Stock outstanding, respectively.
Series S Preferred Stock
On December 28, 2022 the Company acquired Soin Therapeutics by way of merger. In connection with this transaction, with a potential value of up to $30 million, the Company tendered 100,000 shares of the Company's Series S Convertible Preferred Stock. Shares of Series S Convertible Preferred Stock are convertible into the Company’s common shares at a ratio of 1:1. No shares were converted during the 13 weeks ended September 27, 2025. As of September 27, 2025 and December 28, 2024, there were 100,000 shares of Series S Convertible Preferred Stock outstanding.
Series V Convertible Preferred Stock
Shares of Series V Preferred Stock are convertible into the Company’s common shares at a ratio of 120:1. During the 13 weeks ended September 27, 2025, all outstanding shares of Series V Preferred Stock were converted into 600,000 shares of the Company’s common stock (see above). As of September 27, 2025 and December 28, 2024, there were 0 and 5,000 shares of Series V Convertible Preferred Stock outstanding, respectively.

Note 19: Mezzanine Equity
During the year ended December 28, 2024, the Company reclassified approximately $2.7 million from mezzanine equity to current liabilities, and approximately $8.0 million from mezzanine equity to permanent equity. As of September 27, 2025, the outstanding balance in mezzanine equity was approximately $3.9 million.
Note 20: Earnings Per Share
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

The following table presents the computation of basic and diluted net income (loss) per share (in $000’s, except share and per–share data):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Continuing Operations
Basic
Net income (loss) from continuing operations	$46,651	$(435)	$38,828	$(1,087)
Weighted average common shares outstanding	72,887,313	12,805,718	35,662,862	10,030,608
Basic income (loss) per share from continuing operations	$0.64	$(0.03)	$1.09	$(0.11)
Diluted
Net income (loss) from continuing operations	$46,651	$(435)	$38,828	$(1,087)
Weighted average common shares outstanding	168,657,684	12,805,718	132,041,354	10,030,608
Diluted income (loss) per share from continuing operations	$0.28	$(0.03)	$0.29	$(0.11)
Discontinued Operations
Basic
Net income (loss) from discontinued operations	$2,311	$(387)	$(1,842)	$(1,290)
Weighted average common shares outstanding	72,887,313	12,805,718	35,662,862	10,030,608
Basic income (loss) per share from discontinued operations	$0.03	$(0.03)	$(0.05)	$(0.13)
Diluted
Net income (loss) from discontinued operations	$2,311	$(387)	$(1,842)	$(1,290)
Weighted average common shares outstanding	168,657,684	12,805,718	35,662,862	10,030,608
Diluted income (loss) per share from discontinued operations	$0.01	$(0.03)	$(0.05)	$(0.13)
Total
Basic
Net income (loss)	$48,962	$(822)	$36,986	$(2,377)
Weighted average common shares outstanding	72,887,313	12,805,718	35,662,862	10,030,608
Basic income (loss) per share	$0.67	$(0.06)	$1.04	$(0.24)
Diluted
Net income (loss)	$48,962	$(822)	$36,986	$(2,377)
Weighted average common shares outstanding	168,657,684	12,805,718	132,041,354	10,030,608
Diluted (loss) income per share	$0.29	$(0.06)	$0.28	$(0.24)
Potentially dilutive securities totaling approximately 108,000 were excluded from the calculation of diluted earnings per share for the 39 weeks ended September 28, 2024 because the effects were anti-dilutive.
Note 21: Income Taxes
The Company recorded an income tax expense from continuing operations of approximately $12.1 million and an income tax benefit in the amount of approximately $0.4 million for the 13 weeks ended September 27, 2025 and September 28, 2024, respectively, and an income tax benefit from discontinued operations of approximately $4.4 million and $0.1 million for the 13 weeks ended September 27, 2025 and September 28, 2024, respectively. The Company recorded an income tax expense from continuing operations of approximately $11.9 million and an income tax benefit of approximately $3.1 million for the 39 weeks ended September 27, 2025 and September 28, 2024, respectively, and an income tax benefit from discontinued operations of $1.4 million and $0.3 million for the 39 weeks ended September 27, 2025 and September 28, 2024, respectively. The Company’s overall effective tax rate was 22.2% and 59.2% for the 39 weeks ended September 27,

2025 and September 28, 2024, respectively. The effective tax rates and related provisional tax amounts vary from the U.S. federal statutory rate primarily due to state taxes and certain non-deductible expenses.
Note 22: Segment Information
The Company operates within targeted markets through three reportable segments for continuing operations: Fintech, Biotech, and Corporate and Other. The Biotech segment is being presented as discontinued operations for the 13 and 39 weeks ended September 27, 2025 and September 28, 2024 (see Note 4).
The following tables present the Company's segment information for the 13 and 39 weeks ended September 27, 2025 and September 28, 2024 (in $000's):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Revenues
Fintech	$7,575	$4,941	$19,467	$7,110
Corporate and other	—	—	—	—
Discontinued operations	—	—	—	—
Total Revenues	$7,575	$4,941	$19,467	$7,110
Gross profit
Fintech	$2,623	$2,361	$7,989	$3,459
Corporate and other	—	—	—	—
Discontinued operations	—	—	—	—
Total Gross profit	$2,623	$2,361	$7,989	$3,459
Operating loss
Fintech	$(4,420)	$353	$(5,862)	$614
Corporate and other	(12,119)	(1,085)	(14,402)	(4,930)
Discontinued operations	(2,049)	(489)	(3,246)	(1,627)
Total Operating loss	$(18,588)	$(1,221)	$(23,510)	$(5,943)
Depreciation and amortization
Fintech	$894	$536	$2,456	$715
Corporate and other	—	—	—	—
Discontinued operations	322	438	1,447	1,604
Total Depreciation and amortization	$1,216	$974	$3,903	$2,319
Interest expense (income), net
Fintech	$479	$110	$1,251	$267
Corporate and other	360	(363)	858	(272)
Discontinued operations	—	—	—	—
Total Interest expense (income), net	$839	$(253)	$2,109	$(5)
Net loss before income taxes
Fintech	$(1,626)	$558	$(6,734)	$1,408
Corporate and other	60,360	(1,408)	57,498	(5,601)
Discontinued operations	(2,049)	(489)	(3,246)	(1,627)
Total Net income (loss) before income taxes	$56,685	$(1,339)	$47,518	$(5,820)

Note 23: Related Parties
Shared Services
Tony Isaac, the Company’s President, is the father of Jon Isaac, President and Chief Executive Officer of Live Ventures and managing member of Isaac Capital Group LLC (“ICG”). Tony Isaac is also a member of the Board of Directors of Live Ventures. The Company shares certain executive, accounting and legal services with Live Ventures. The total services shared were approximately $31,000 and $44,000 for the 13 weeks ended September 27, 2025 and September 28, 2024, respectively, and $117,000 and $145,000 for the 39 weeks ended September 27, 2025 and September 28, 2024, respectively. ALT5 rents approximately 9,900 square feet of office space from Live Ventures in Las Vegas, Nevada.
Notes with Live Ventures and ICG
On February 7, 2024, the Company entered into a promissory notes with each of Live Ventures and ICG. The initial principal amount of each note is $300,000, with an interest rate of 10% per annum. At the Company’s option, the obligation under each note is convertible after the six-month anniversary thereof at a per-share conversion price of $0.61, subject to standard adjustments for (i) stock dividends and splits, (ii) subsequent rights offerings, and (iii) pro rata distributions. The Company’s board of directors approved the issuance of the two notes on February 7, 2024. As of September 27, 2025 and December 28, 2024, the balances outstanding on the Live Ventures and ICG promissory notes were approximately $0 and $30,000, respectively, consisting of principal and accrued interest (see Note 15).
Short-Term Advances
On April 18, 2024, ICG made a short-term demand advance to the Company in the amount of $0.1 million. The advance bears interest at a rate of 10% per annum until repaid. As of September 27, 2025 and December 28, 2024, the principal amount outstanding was $23,000 and $48,000, respectively (see Note 15).
On May 28, 2024 and June 3, 2024, Novalk Apps SAA, LLP made short-term demand advances in the amount of $120,000 and $100,000, respectively, to the Company. Juan Yunis, an employee of Live Ventures, is the managing member of Novalk. The advances bears interest at a rate of 10% per annum until repaid. As of September 27, 2025 and December 28, 2024, the principal amount outstanding was $0.1 million (see Note 15).
Note 24: Subsequent event
The Company has evaluated subsequent events between September 27, 2025 and the filing of this Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to disclosures in its condensed consolidated financial statements except as otherwise disclosed in the Company’s Current Reports on Form 8-K filed from and after that date and the filing of this 10-Q.

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
During the periods disclosed in this Quarterly Report, we operated three reportable segments:
Fintech
Our Fintech segment provides next generation blockchain-powered technologies for tokenization, trading, clearing, settlement, payment, and safe-keeping of digital assets
Biotechnology
Our Biotechnology segment is focused on finding treatments for conditions that cause severe pain and bringing to market drugs with non-addictive pain-relieving properties. We have previously announced our intention to capitalize a subsidiary with certain of our biotechnology assets, acquire an additional biotechnology asset, and then engage in a financing of that subsidiary. The short-term intended result of that series of transactions would be for to decouple it from us so that it would operate on a stand-alone basis. The Biotech segment is being presented as discontinued operations for the 13 and 26 weeks ended September 27, 2025 and September 28, 2024 (see Note 4 of our Condensed Consolidated Financial Statements).
Corporate and Other
In August 2025, the Company closed a transformative $1.5 billion registered direct offering and concurrent private placement – led by World Liberty Financial, Inc. – specifically to launch our WLFI Treasury Strategy. This "capital with a purpose" financing positioned ALT5 as one of the most significant institutional holders of WLFI, securing a meaningful stake in the native governance and utility token of the World Liberty Financial ecosystem.
We view WLFI as a scarce, governance-enabled digital asset with long-term capital preservation and appreciation potential, inflation-hedging characteristics, and embedded productivity through protocol participation and revenue-sharing mechanisms. With a fixed maximum supply of 100 billion tokens, WLFI powers decentralized lending, borrowing, staking, and governance within a rapidly growing DeFi platform.
A core driver of WLFI’s value is its economic linkage to USD1, the ecosystem’s flagship U.S. dollar-pegged stablecoin. Issued on a fully reserved, audited, and redeemable basis, USD1 aims to establish itself a a primary medium of exchange for institutions and consumers alike. Increased adoption of USD1 directly accrues value to WLFI holders through protocol fees, governance rights, and ecosystem growth.
The Company is uniquely positioned to accelerate real-world utility for WLFI by integrating it into our existing payment and trading infrastructure, which already serves clients in North America, Europe, and Asia. Our vision includes collaborating with WLFI to help enable everyday commerce – such as retailers accepting WLFI or USD1, with instant fiat conversion, cross-border B2B settlements, and tokenized assets settled using WLFI and/or USD1 as the medium of exchange.
Our policy remains a committed long-term “HODL” approach, with future acquisitions funded through operating cash flows, structured debt, and selective capital raises. Sales are restricted to liquidity requirements or material portfolio rebalancing events.
Our Corporate and Other segment consists of WLFI assets, including any additions, redemptions, or mark‑to‑market changes in value, are recorded within the Company’s Corporate and Other segment.
Our Corporate and Other segment also consists of certain corporate general and administrative costs.
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

For the Thirteen Weeks Ended September 27, 2025 and September 28, 2024
Results of Operations
The following table sets forth certain statement of operations items and as a percentage of revenue, for the periods indicated (in $000's):

	13 Weeks Ended	13 Weeks Ended
	September 27, 2025	September 28, 2024
Select Data:
Revenue	$7,575	$4,941
Gross profit	2,623	2,361
Selling, general and administrative expenses	19,162	3,093
Interest (expense) income, net	(839)	253
Net loss from continuing operations before provision of income taxes	58,734	(850)
Income tax benefit from continuing operations	12,083	(415)
Net income (loss) from continuing operations	46,651	(435)
Net loss from discontinued operations before provision of income taxes	$(2,049)	$(489)
Income tax expense (benefit) from discontinued operations	(4,360)	(102)
Net income (loss) from discontinued operations	$2,311	$(387)
Net income (loss)	$48,962	$(822)

Adjusted EBITDA (Non-GAAP) (a)
Fintech	$(581)	$3,000
Corporate & Other	(6,821)	(910)
Discontinued operations	(1,727)	22
Total Adjusted EBITDA	$(9,129)	$2,112

Adjusted EBITDA (Non-GAAP) as a percentage of revenue
Fintech	(7.7%)	60.7%
Corporate & Other	N/A	N/A
Discontinued operations	N/A	N/A
Consolidated adjusted EBITDA as a percentage of revenue	(120.5%)	42.7%
(a)See reconciliation of net income to Adjusted EBITDA below.
The following tables set forth revenues for key product and service categories, percentages of total revenue and gross profits earned by key product and service categories and gross profit percent as compared to revenues for each key product category indicated (in $000's):

	13 Weeks Ended		13 Weeks Ended
	September 27, 2025		September 28, 2024
	Net Revenue	Percent of Total	Net Revenue	Percent of Total
Revenue
Fintech	$7,575	100.0%	$4,941	100.0%
Corporate & Other	—	—%	—	—%
Discontinued operations	—	—%	—	—%
Total revenue	$7,575	100.0%	$4,941	100.0%

	13 Weeks Ended		13 Weeks Ended
	September 27, 2025		September 28, 2024
	Gross Profit	Gross Profit Percentage	Gross Profit	Gross Profit Percentage
Gross Profit
Fintech	$2,623	34.6%	$2,361	47.8%
Corporate & Other	—	—%	—	—%
Discontinued operations	—	—%	—	—%
Total gross profit	$2,623	34.6%	$2,361	47.8%
Revenue
Revenue increased by approximately $2.6 million for the 13 weeks ended September 27, 2025, as compared to the 13 weeks ended September 28, 2024. The increase is due to increased business activity at ALT5 Subsidiary, as well as the acquisition of Mswipe during May 2025.
Gross Profit
Gross profit increased by approximately $0.3 million for the 13 weeks ended September 27, 2025, as compared to the 13 weeks ended September 28, 2024. The increase is primarily due to the acquisition of Mswipe during May 2025.
Selling, General and Administrative Expense
Selling, general and administrative expenses increased by approximately $17.6 million for the 13 weeks ended September 27, 2025, as compared to the 13 weeks ended September 28, 2024, primarily due to higher bad debt expense, increased stock‑based compensation from RSU grants during the quarter, and the acquisition of Mswipe in May 2025.
Interest Expense, net
Interest expense, net increased by approximately $1.1 million for the 13 weeks ended September 27, 2025, as compared to the 13 weeks ended September 28, 2024 primarily reflecting higher debt‑related costs incurred during the period.
Unrealized Loss on Marketable Securities
Unrealized loss on marketable securities for the 13 weeks ended September 28, 2024 was approximately $180,000. An unrealized gain or loss on marketable securities was recorded to mark to fair value securities received in connection to the sale of GeoTraq. No such unrealized gain or loss on marketable was recorded during the 13 weeks ended September 27, 2025.
Unrealized Loss on Cryptocurrency Assets
Unrealized gain on cryptocurrency assets for the 13 weeks ended September 27, 2025 was approximately $72.8 million. An unrealized gain was recorded to mark our WLFI tokens to fair value. No such unrealized gain or loss was recorded during the 13 weeks ended September 28, 2024.
Segment Performance
We report our business in the following segments: Fintech, Biotechnology and Corporate and Other. During fiscal 2025, the Company announced its intent to formally separate its Biotechnology segment, also known as Alyea. As a result, the Biotechnology segment is presented as discontinued operations for the 13 weeks ended September 27, 2025 and September 28, 2024.

Operating loss by operating segment, is defined as loss before net interest expense, other income and expense, provision for income taxes ($000’s).

	13 Weeks Ended September 27, 2025				13 Weeks Ended September 28, 2024
	Fintech	Corporate and Other	Biotechnology	Total	Fintech	Corporate and Other	Biotechnology	Total
Revenue	$7,575	$—	$—	$7,575	$4,941	$—	$—	$4,941
Cost of revenue	4,952	—	—	4,952	2,580	—	—	2,580
Gross profit	2,623	—	—	2,623	2,361	—	—	2,361
Selling, general and administrative expense	7,043	12,119	2,049	21,211	2,008	1,085	489	3,582
Operating (loss) income	$(4,420)	$(12,119)	$(2,049)	$(18,588)	$353	$(1,085)	$(489)	$(1,221)
Fintech Segment
Our Fintech segment consists of ALT5 Subsidiary, which was acquired during May 2024, as well as Mswipe, which was acquired during May 2025. Revenue for the 13 weeks ended September 27, 2025 was approximately $7.6 million, and gross margin percentage was 34.6%. Operating loss for the fiscal year ended 13 weeks ended September 27, 2025 was approximately $4.4 million.
Corporate and Other Segment
Our Corporate and Other segment generated no revenue for the for the 13 weeks ended September 27, 2025 and the 13 weeks ended September 28, 2024. Selling, general and administrative expenses increased primarily due to increased costs for stock-based compensation expense, legal and other professional services.
Biotechnology Segment
During fiscal 2025, the Company announced its intent to formally separate its Biotechnology segment, also known as Alyea. As a result, the Biotechnology segment is presented as discontinued operations for the 13 weeks ended September 27, 2025 and September 28, 2024. Our Biotech segment generated no revenue for the for the 13 weeks ended September 27, 2025 and the 13 weeks ended September 28, 2024. Selling, general and administrative expenses increased due to increased other professional fees.
For the Thirty-Nine Weeks Ended September 27, 2025 and September 28, 2024
Results of Operations
The following table sets forth certain statement of operations items and as a percentage of revenue, for the periods indicated (in $000's):

	39 Weeks Ended	39 Weeks Ended
	September 27, 2025	September 28, 2024
Select Data:
Revenue	$19,467	$7,110
Gross profit	7,989	3,459
Selling, general and administrative expenses	28,253	7,775
Interest (expense) income, net	(2,109)	5
Income (loss) from continuing operations before provision of income taxes	50,764	(4,193)
Income tax benefit from continuing operations	11,936	(3,106)
Net income (loss) from continuing operations	$38,828	$(1,087)
Loss from discontinued operations before provision of income taxes	(3,246)	(1,627)
Income tax expense (benefit) from discontinued operations	(1,404)	(337)
Net loss from discontinued operations	$(1,842)	$(1,290)
Net income (loss)	$36,986	$(2,377)

Adjusted EBITDA (Non-GAAP) (a)
Fintech	$(468)	$3,452
Corporate & Other	(8,580)	(169)
Discontinued operations	(1,799)	(2,419)
Total Adjusted EBITDA	$(10,847)	$864

Adjusted EBITDA (Non-GAAP) as a percentage of revenue
Fintech	(2.4%)	48.6%
Corporate & Other	N/A	N/A
Discontinued operations	N/A	N/A
Consolidated adjusted EBITDA as a percentage of revenue	(55.7%)	12.2%
(a)See reconciliation of net income to Adjusted EBITDA below.
The following tables set forth revenues for key product and service categories, percentages of total revenue and gross profits earned by key product and service categories and gross profit percent as compared to revenues for each key product category indicated (in $000's):

	39 Weeks Ended		39 Weeks Ended
	September 27, 2025		September 28, 2024
	Net Revenue	Percent of Total	Net Revenue	Percent of Total
Revenue
Fintech	$19,467	100.0%	$7,110	100.0%
Corporate & Other	—	—%	—	—%
Discontinued operations	—	—%	—	—%
Total revenue	$19,467	100.0%	$7,110	100.0%

	39 Weeks Ended		39 Weeks Ended
	September 27, 2025		September 28, 2024
	Gross Profit	Gross Profit Percentage	Gross Profit	Gross Profit Percentage
Gross Profit
Fintech	$7,989	41.0%	$3,459	48.6%
Corporate & Other	—	—%	—	—%
Discontinued operations	—	—%	—	—%
Total gross profit	$7,989	41.0%	$3,459	48.6%

Revenue
Revenue increased by approximately $12.4 million for the 39 weeks ended September 27, 2025, as compared to the 39 weeks ended September 28, 2024. The increase is due to the acquisition of ALT5 Subsidiary during May 2024, as well as the acquisition of Mswipe during May 2025.
Gross Profit
Gross profit increased by approximately $4.5 million for the 39 weeks ended September 27, 2025, as compared to the 39 weeks ended September 28, 2024. The increase is due to the acquisition of ALT5 Subsidiary during May 2024, as well as the acquisition of Mswipe during May 2025.
Selling, General and Administrative Expense
Selling, general and administrative expenses increased by approximately $22.1 million for the 39 weeks ended September 27, 2025, as compared to the 39 weeks ended September 28, 2024, The increase is primarily due increased bad debt, stock-based compensation expenses, and professional fees, as well as the acquisition of ALT5 Subsidiary during May 2024, and the acquisition of Mswipe during May 2025.
Interest Expense, net
Interest expense, net increased by approximately $2.1 million for the 39 weeks ended September 27, 2025, as compared to the 39 weeks ended September 28, 2024 primarily due to the acquisition of ALT5 Subsidiary during May 2024.
Unrealized Loss on Cryptocurrency Assets
Unrealized gain on cryptocurrency assets for the 39 weeks ended September 27, 2025 was approximately $72.8 million. An unrealized gain was recorded to mark our WLFI tokens to fair value. No such unrealized gain or loss was recorded during the 39 weeks ended September 28, 2024.
Segment Performance
We report our business in the following segments: Fintech, Biotechnology and Corporate and Other. During fiscal 2025, the Company announced its intent to formally separate its Biotechnology segment, also known as Alyea. As a result, the Biotechnology segment is presented as discontinued operations for the 39 weeks ended September 27, 2025 and September 28, 2024.

Operating income (loss) by operating segment, is defined as loss before net interest expense, other income and expense, provision for income taxes ($000’s).

	39 Weeks Ended September 27, 2025				39 Weeks Ended September 28, 2024
	Fintech	Corporate and Other	Biotechnology	Total	Fintech	Corporate and Other	Biotechnology	Total
Revenue	$19,467	$—	$—	$19,467	$7,110	$—	$—	$7,110
Cost of revenue	11,478	—	—	11,478	3,651	—	—	3,651
Gross profit	7,989	—	—	7,989	3,459	—	—	3,459
Selling, general and administrative expense	13,851	14,402	3,246	31,499	2,845	4,930	1,627	9,402
Operating (loss) income	$(5,862)	$(14,402)	$(3,246)	$(23,510)	$614	$(4,930)	$(1,627)	$(5,943)
Fintech Segment
Our Fintech segment consists of ALT5 Subsidiary, which was acquired during May 2024, as well as Mswipe, which was acquired during May 2025. Revenue for the 39 weeks ended September 27, 2025 was approximately $19.5 million, and gross margin percentage was 41.0%. Operating loss for the fiscal year ended 39 weeks ended September 28, 2024 was approximately $5.9 million.
Corporate and Other Segment
Our Corporate and Other segment generated no revenue for the for the 39 weeks ended September 27, 2025 and the 39 weeks ended September 28, 2024. Selling, general and administrative expenses increased primarily due to increased costs for stock-based compensation and legal expenses, as well as other professional services.
Biotechnology Segment
During fiscal 2025, the Company announced its intent to formally separate its Biotechnology segment, also known as Alyea. As a result, the Biotechnology segment is presented as discontinued operations for the 39 weeks ended September 27, 2025 and September 28, 2024. Our Biotech segment generated no revenue for the for the 39 weeks ended September 27, 2025 and the 39 weeks ended September 28, 2024. Selling, general and administrative expenses increased over the prior year period primarily due to increases in professional fees and research and development costs.

Adjusted EBITDA (Non-GAAP) Reconciliation
The following table presents a reconciliation of net income to Adjusted EBITDA for the 13 and 39 weeks ended September 27, 2025 and September 28, 2024 (in 000's):

	For the 13 Weeks Ended		For the 39 Weeks Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net income (loss)	$48,962	$(822)	$36,986	$(2,377)
Depreciation and amortization	1,208	1,052	3,903	1,836
Stock-based compensation	5,296	—	5,901	1,507
Interest expense (income), net	839	(51)	2,109	358
Income tax expense (benefit)	7,724	(517)	10,532	(2,928)
Unrealized loss on marketable securities	—	688	—	1,058
Unrealized (gain) loss on exchange transactions	(73,020)	891	(73,318)	431
Realized (gain) loss on exchange transactions	(3,592)	871	(414)	631
Other nonrecurring charges	3,454	—	3,454	348
Adjusted EBITDA	$(9,129)	$2,112	$(10,847)	$864
Adjusted EBITDA decreased by approximately $11.2 million for the 13 weeks ended September 27, 2025, as compared to the prior year period. The decrease was primarily due to the results of operations, as discussed above.
Adjusted EBITDA decreased by approximately $11.7 million for the 39 weeks ended September 27, 2025, as compared to the prior year period. The decrease was primarily due to the results of operations, as discussed above.
Liquidity and Capital Resources
Overview
As of September 27, 2025, our cash on hand was $7.3 million. Approximately $3.5 million of cash has been fully reserved in connection with a legal matter, as further described in Note 16 to the unaudited condensed consolidated financial statements. We intend to raise funds to support future development of JAN 123 either through capital raises or structured arrangements, which would include effectuating our previously announced intention to capitalize a subsidiary with certain of our biotechnology assets, acquire an additional biotechnology asset, and then engage in a financing of that subsidiary. The short-term intended result of that series of transactions would be for us to own a controlling interest in that subsidiary, but to decouple it from us so that it would operate on a stand-alone basis, although its financial statements would continue to be consolidated with ours for as long as we have a controlling interest.
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
During the 39 weeks ended September 27, 2025, cash used in continuing operations was approximately $15.5 million, compared to cash provided by operations of approximately $3.7 million during the 39 weeks ended September 28, 2024. The decrease in cash was primarily due to results of operations as discussed above. There was no cash used in operating activities for discontinued operations during the 39 weeks ended September 27, 2025 or September 28, 2024.
Cash used investing activities for continued operations was $711.3 million for the 39 weeks ended September 27, 2025, compared to cash provided by investing activities of $5.9 million for the 39 weeks ended September 28, 2024. Cash used in investing activities for the 39 weeks ended September 27, 2025 was primarily the purchase of WLFI tokens, partially offset by tokens redeemed during the period, and the cash provided by investing activities for the 39 weeks ended September 28, 2024 was related to cash acquired in the acquisition of ALT5 Subsidiary. There was no cash used in investing activities for discontinued operations during the 39 weeks ended September 27, 2025 or September 28, 2024.
Cash provided by financing activities was $719.4 million for the 39 weeks ended September 27, 2025, and primarily relates to proceeds received from equity financing and the issuance of notes payable, partially offset by cash paid for fees related to the equity financing, cash paid for notes payable and related party notes payable. Cash provided by financing activities was approximately $2.1 million for the 39 weeks ended September 28, 2024, and relates to proceeds received from warrants converted to our common stock and proceeds received from related parties, partially offset by payments on notes payable, and payment on related party notes payable. There was no cash provided by financing activities during the 39 weeks ended September 27, 2025 or September 28, 2024.
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
Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 27, 2025, the period covered in this report, our disclosure controls and procedures were not effective because of the material weaknesses discussed below.
In light of the conclusion that our internal disclosure controls are ineffective as of September 27, 2025, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regard to this Quarterly Report. Accordingly, the Company believes, based on its knowledge, that: (i) this Quarterly Report does not contain any untrue statement of a material fact or omit a material fact; and (ii) the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in this Quarterly Report.
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
Our management assessed the effectiveness of our internal control over financial reporting as of September 27, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 regarding Internal Control – Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting was not effective as of September 27, 2025.
Management noted material weaknesses in internal control when conducting their evaluation of internal control as of September 27, 2025. (1) Insufficient written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act; and (2) Insufficient resources to maintain adequate segregation of duties and maintain its internal control environment.
These material weaknesses remained outstanding as of the filing date of this Form 10-Q and management is currently working to remedy these outstanding material weaknesses.
The Company’s management, including the Company’s CEO and CFO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls over financial reporting will prevent or detect all error and all fraud. A control system, regardless of how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. These inherent limitations include the following: judgments in decision-making can be faulty, and control and process breakdowns can occur because of simple errors or mistakes, controls can be circumvented by individuals, acting alone or in collusion with each other, or by management override, the design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.
Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the fiscal year ended September 27, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of funds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information.
On January 7, 2026, Company received a delinquency notification letter from the Listing Qualifications Staff of the Nasdaq Stock Market LLC (the “Nasdaq”) due to the Company’s non-compliance with Nasdaq Listing Rule 5620(a) and 5810(c)(2)(G) (the “Listing Rule”) as a result of the Company’s failure to hold an annual meeting of stockholders within twelve months of the end of the Company’s fiscal year end. As set forth in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 2, 2026, the Company is holding its Annual Meeting of Stockholders on February 27, 2026.
The Company, per the delinquency notification letter, must submit a plan regarding regaining compliance within 45 days of the letter. If the plan is accepted, the Company will have 180 calendar days, or until June 26, 2026, to regain compliance. The Company intends to file a plan of compliance, and cure the deficiency by holding its Annual Meeting of Stockholders on February 27, 2026. The deficiency notice has no immediate effect on the listing or trading of the Company’s common stock on The Nasdaq Capital Market.
Item 6. Exhibits.
Index to Exhibits

Exhibit Number		Exhibit Description	Form	File Number	Exhibit Number	Filing Date
3.1		Amendment to the Bylaws of ALT5 Sigma Corporation.	8-K	001-19621	3.1	8/25/2025

3.22	*	Certificate of Amendment to Articles of Incorporation of ALT5 Sigma Corporation, dated October 17, 2025.

4.1		Form of Placement Agent Warrant	8-K	001-19621	4.1	8/11/2025

4.2		Form of PIPE Pre-Funded Warrant	8-K	001-19621	4.2	8/12/2025

4.3		Amended Certification of Stock Designation of Series Q Convertible Preferred Stock	8-K	001-19621	4.3	8/11/2025

4.4		Amended Certification of Stock Designation of Series B Preferred Stock	8-K	001-19621	4.4	8/11/2025

4.5		Amended Certification of Stock Designation of Series I Convertible Preferred Stock	8-K	001-19621	4.5	8/11/2025

4.6		Lead Investor Common Stock Warrants	8-K	001-19621	4.6	8/12/2025

10.1		Form of Registered Offering Securities Purchase Agreement, dated as of August 11, 2025, between ALT5 Sigma Corporation and each Purchaser (as defined therein).	8-K	001-19621	10.1	8/11/2025

10.2		Form of Private Placement Securities Purchase Agreement, dated as of August 11, 2025, between ALT5 Sigma Corporation and each Purchaser (as defined therein)	8-K	001-19621	10.2	8/11/2025

10.3		RD Placement Agency Agreement, dated August 11, 2025, between ALT5 Sigma Corporation and A.G.P./Alliance Global Partners	8-K	001-19621	10.3	8/11/2025

10.4		PIPE Placement Agency Agreement, dated August 11, 2025, between ALT5 Sigma Corporation and A.G.P./Alliance Global Partners	8-K	001-19621	10.4	8/11/2025

10.5		Form of Registration Rights Agreement, dated as of August 11, 2025, between ALT5 Sigma Corporation and each Purchaser (as defined therein)	8-K	001-19621	10.5	8/11/2025

10.6		Form of Lock-Up Agreement	8-K	001-19621	10.6	8/11/2025

10.8		ATM Sales Agreement, dated August 11, 2025 by and between ALT5 Sigma Corporation and A.G.P./Alliance Global Partners.	8-K	001-19621	10.8	8/11/2025

10.127	*	Placement Agent Subsequent Agreement, dated December 30, 2025, between ALT5 Sigma Corporation and Keefe, Bruyette & Woods, Inc.

10.128	*	Placement Agent Subsequent Agreement, dated December 26, 2025, between ALT5 Sigma Corporation and A.G.P./Alliance Global Partners.

31.1	*	Certification of the Acting Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of the Acting Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	Inline XBRL Instance Document

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document

101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
________________________
*Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

ALT5 Sigma Corporation
(Registrant)

Date:	January 12, 2025	By:	/s/ Tony Isaac
Tony Isaac
Acting Chief Executive Officer
(Principal Executive Officer)

Date:	January 12, 2025	By:	/s/ Steven Plumb
Steven Plumb
Chief Financial Officer
(Principal Financial Officer)