Form 10-Q/A
period 2025-09-27
ALT5 Sigma Corp
filed 2026-01-14
CIK 862861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 27, 2025
or
☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File No. 0-19621
ALT5 SIGMA CORPORATION
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	41-1454591 (I.R.S. Employer Identification No.)

8548 Rozita Lee Avenue, Suite 305 Las Vegas, Nevada (Address of principal executive offices)	89113 (Zip Code)
702-997-5968
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	ALTS	The Nasdaq Stock Market LLC (The Nasdaq Capital Market)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of January 12, 2026, there were 126,199,169 outstanding shares of the registrant’s common stock, with a par value of $0.001.

ALT5 Sigma Corporation
Explanatory Note
ALT5 Sigma Corporation is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 27, 2025 for the purposes of:
•Editing Item 1A to remove the second sentence of that Item
•Updating its Exhibits 31.1 and 31.2 to conform them to the Company’s current name
•Updating its Exhibits 32.1 and 32.2 to correct a dating typographical issue
Other than as disclosed above and the dating of this Amendment, there are no changes to that Quarterly Report

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

ALT5 Sigma Corporation
(Registrant)

Date:	January 14, 2026	By:	/s/ Tony Isaac
Tony Isaac
Acting Chief Executive Officer
(Principal Executive Officer)

Date:	January 14, 2026	By:	/s/ Steven Plumb
Steven Plumb
Chief Financial Officer
(Principal Financial Officer)